Form 10-Q
period 2012-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2012-11-01
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012	Commission File Number 1-8787

American International Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
180 Maiden Lane, New York, New York (Address of principal executive offices)	10038 (Zip Code)

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

As of October 26, 2012, there were 1,476,304,497 shares outstanding of the registrant's common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. / FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET (unaudited)

(in millions, except for share data)	September 30, 2012	December 31, 2011

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2012 – $246,690; 2011 – $250,770)	$269,914	$263,981
Bond trading securities, at fair value	24,837	24,364
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2012 – $1,676; 2011 – $1,820)	3,021	3,624
Common and preferred stock trading, at fair value	98	125
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2012 – $130; 2011 – $107)	19,330	19,489
Flight equipment primarily under operating leases, net of accumulated depreciation	34,932	35,539
Other invested assets (portion measured at fair value: 2012 – $15,033; 2011 – $20,876)	35,426	40,744
Short-term investments (portion measured at fair value: 2012 – $7,300; 2011 – $5,913)	22,557	22,572

Total investments	410,115	410,438
Cash	1,608	1,474
Accrued investment income	3,153	3,108
Premiums and other receivables, net of allowance	14,564	14,721
Reinsurance assets, net of allowance	27,066	27,211
Current and deferred income taxes	14,119	17,802
Deferred policy acquisition costs	8,204	8,937
Derivative assets, at fair value	3,456	4,499
Other assets, including restricted cash of $2,293 in 2012 and $2,988 in 2011 (portion measured at fair value: 2012 – $698; 2011 – $0)	11,698	12,782
Separate account assets, at fair value	56,740	51,388

Total assets	$550,723	$552,360

Liabilities:
Liability for unpaid claims and claims adjustment expense	$87,413	$91,145
Unearned premiums	24,418	23,465
Future policy benefits for life and accident and health insurance contracts	35,831	34,317
Policyholder contract deposits (portion measured at fair value: 2012 – $1,308; 2011 – $918)	127,478	126,898
Other policyholder funds	6,303	6,691
Derivative liabilities, at fair value	4,314	4,733
Other liabilities (portion measured at fair value: 2012 – $930; 2011 – $907)	31,905	27,554
Long-term debt (portion measured at fair value: 2012 – $8,835; 2011 – $10,766)	73,748	75,253
Separate account liabilities	56,740	51,388

Total liabilities	448,150	441,444

Contingencies, commitments and guarantees (see Note 9)
Redeemable noncontrolling interests (see Note 11):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	–	8,427
Other	159	96

Total redeemable noncontrolling interests	159	8,523

AIG shareholders' equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2012 – 1,906,612,666 and 2011 – 1,906,568,099	4,766	4,766
Treasury stock, at cost; 2012 – 430,316,923; 2011 – 9,746,617 shares of common stock	(13,925)	(942)
Additional paid-in capital	81,768	81,787
Retained earnings	18,170	10,774
Accumulated other comprehensive income	10,887	5,153

Total AIG shareholders' equity	101,666	101,538
Non-redeemable noncontrolling interests	748	855

Total equity	102,414	102,393

Total liabilities and equity	$550,723	$552,360

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2012	2011	2012	2011

Revenues:
Premiums	$9,503	$9,829	$28,583	$29,209
Policy fees	691	658	2,056	2,024
Net investment income	4,650	128	16,236	10,161
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(34)	(493)	(301)	(892)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Other comprehensive income (loss)	(36)	71	(372)	130

Net other-than-temporary impairments on available for sale securities recognized in net income (loss)	(70)	(422)	(673)	(762)
Other realized capital gains	717	1,029	1,467	709

Total net realized capital gains (losses)	647	607	794	(53)
Aircraft leasing revenue	1,147	1,129	3,426	3,419
Other income	1,010	368	2,119	2,078

Total revenues	17,648	12,719	53,214	46,838

Benefits, claims and expenses:
Policyholder benefits and claims incurred	7,991	8,333	22,862	25,378
Interest credited to policyholder account balances	1,191	1,146	3,324	3,366
Amortization of deferred acquisition costs	1,522	1,540	4,341	4,093
Other acquisition and insurance expenses	2,214	2,067	6,736	6,164
Interest expense	988	970	2,895	3,055
Aircraft leasing expenses	720	2,057	1,991	3,264
Net loss on extinguishment of debt	–	–	32	3,392
Other expenses	427	876	2,103	1,912

Total benefits, claims and expenses	15,053	16,989	44,284	50,624

Income (loss) from continuing operations before income taxes	2,595	(4,270)	8,930	(3,786)

Income taxes expense (benefit)	735	(665)	1,290	(1,187)

Income (loss) from continuing operations	1,860	(3,605)	7,640	(2,599)
Income (loss) from discontinued operations, net of income taxes	1	(221)	9	2,327

Net income (loss)	1,861	(3,826)	7,649	(272)

Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	145	208	538
Other	5	19	45	28

Total net income from continuing operations attributable to noncontrolling interests	5	164	253	566
Net income (loss) from discontinued operations attributable to noncontrolling interests	–	–	–	19

Total net income attributable to noncontrolling interests	5	164	253	585

Net income (loss) attributable to AIG	$1,856	$(3,990)	$7,396	$(857)

Net income (loss) attributable to AIG common shareholders	$1,856	$(3,990)	$7,396	$(1,669)

Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.13	$(1.99)	$4.21	$(2.25)
Income (loss) from discontinued operations	$–	$(0.11)	$–	$1.30
Diluted:
Income (loss) from continuing operations	$1.13	$(1.99)	$4.21	$(2.25)
Income (loss) from discontinued operations	$–	$(0.11)	$–	$1.30

Weighted average shares outstanding:
Basic	1,642,472,814	1,899,500,628	1,757,955,937	1,765,905,779
Diluted	1,642,502,251	1,899,500,628	1,757,984,154	1,765,905,779

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Net income (loss)	$1,861	$(3,826)	$7,649	$(272)

Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	497	(184)	1,127	105
Change in unrealized appreciation (depreciation) of all other investments	2,331	(2,008)	4,617	(954)
Change in foreign currency translation adjustments	240	(582)	(96)	(811)
Change in net derivative gains (losses) arising from cash flow hedging activities	2	(57)	25	14
Change in retirement plan liabilities adjustment	29	(339)	61	(190)

Other comprehensive income (loss)	3,099	(3,170)	5,734	(1,836)

Comprehensive income (loss)	4,960	(6,996)	13,383	(2,108)
Comprehensive income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	–	145	208	538
Comprehensive income (loss) attributable to other noncontrolling interests	8	(87)	45	(106)

Total comprehensive income attributable to noncontrolling interests	8	58	253	432

Comprehensive income (loss) attributable to AIG	$4,952	$(7,054)	$13,130	$(2,540)

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (unaudited)

(in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total AIG Share- holders' Equity	Non redeemable non- controlling Interests	Total Equity

Nine Months Ended September 30, 2012
Balance, beginning of year	$–	$4,766	$(942)	$81,787	$10,774	$5,153	$101,538	$855	$102,393

Common stock issued under stock plans	–	–	17	(15)	–	–	2	–	2
Purchase of common stock	–	–	(13,000)	–	–	–	(13,000)	–	(13,000)
Net income attributable to AIG or other noncontrolling interests*	–	–	–	–	7,396	–	7,396	40	7,436
Other comprehensive income (loss)	–	–	–	–	–	5,734	5,734	(4)	5,730
Deferred income taxes	–	–	–	(9)	–	–	(9)	–	(9)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	58	58
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(175)	(175)
Other	–	–	–	5	–	–	5	(26)	(21)

Balance, end of period	$–	$4,766	$(13,925)	$81,768	$18,170	$10,887	$101,666	$748	$102,414

Nine Months Ended September 30, 2011
Balance, beginning of year	$71,983	$368	$(873)	$9,683	$(3,466)	$7,624	$85,319	$27,920	$113,239

Cumulative effect of change in accounting principle, net of tax	–	–	–	–	(6,382)	(81)	(6,463)	–	(6,463)
Series F drawdown	20,292	–	–	–	–	–	20,292	–	20,292
Repurchase of SPV preferred interests in connection with Recapitalization	–	–	–	–	–	–	–	(26,432)	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization	(92,275)	4,138	–	67,460	–	–	(20,677)	–	(20,677)
Common stock issued	–	250	–	2,636	–	–	2,886	–	2,886
Settlement of equity unit stock purchase contract	–	9	–	2,160	–	–	2,169	–	2,169
Net income (loss) attributable to AIG or other noncontrolling interests*	–	–	–	–	(857)	–	(857)	51	(806)
Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	–	–	–	–	–	–	–	74	74
Other comprehensive loss	–	–	–	–	–	(1,683)	(1,683)	(153)	(1,836)
Acquisition of noncontrolling interest	–	–	–	(160)	–	88	(72)	(487)	(559)
Net decrease due to deconsolidation	–	–	–	–	–	–	–	(123)	(123)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	93	93
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(127)	(127)
Other	–	(1)	1	(3)	–	–	(3)	(45)	(48)

Balance, end of period	$–	$4,764	$(872)	$81,776	$(10,705)	$5,948	$80,911	$771	$81,682

*         Excludes gains of $213 million and $460 million for the nine months ended September 30, 2012 and 2011, respectively, attributable to redeemable noncontrolling interests. See Note 11.

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Nine Months Ended September 30, (in millions)	2012	2011

Cash flows from operating activities:
Net income (loss)	$7,649	$(272)
Income from discontinued operations	(9)	(2,327)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gains on sales of securities available for sale and other assets	(2,827)	(1,131)
Net losses on extinguishment of debt	32	3,392
Unrealized (gains) losses in earnings – net	(4,578)	714
Equity in income from equity method investments, net of dividends or distributions	(527)	(840)
Depreciation and other amortization	5,541	5,618
Impairments of assets	1,371	3,052
Changes in operating assets and liabilities:
General and life insurance reserves	(1,119)	4,190
Premiums and other receivables and payables – net	1,220	686
Reinsurance assets and funds held under reinsurance treaties	272	(4,258)
Capitalization of deferred policy acquisition costs	(4,260)	(4,110)
Current and deferred income taxes – net	885	(1,829)
Payment of FRBNY Credit Facility accrued compounded interest and fees	–	(6,363)
Other, net	(811)	(1,093)

Total adjustments	(4,801)	(1,972)

Net cash provided by (used in) operating activities – continuing operations	2,839	(4,571)
Net cash provided by operating activities – discontinued operations	–	3,370

Net cash provided by (used in) operating activities	2,839	(1,201)

Cash flows from investing activities:
Proceeds from (payments for)
Sales of available for sale and hybrid investments	30,789	33,063
Maturities of fixed maturity securities available for sale and hybrid investments	16,623	15,021
Sales of trading securities	14,541	9,105
Sales or distributions of other invested assets (including flight equipment)	11,007	6,539
Sales of divested businesses, net	–	587
Principal payments received on and sales of mortgage and other loans receivable	2,251	2,515
Purchases of available for sale and hybrid investments	(47,842)	(69,598)
Purchases of trading securities	(2,871)	(960)
Purchases of other invested assets (including flight equipment)	(4,871)	(5,351)
Mortgage and other loans receivable issued and purchased	(2,110)	(1,735)
Net change in restricted cash	695	26,408
Net change in short-term investments	1,141	15,410
Net change in derivative assets and liabilities	(118)	982
Other, net	(77)	(318)

Net cash provided by investing activities – continuing operations	19,158	31,668
Net cash provided by investing activities – discontinued operations	–	4,478

Net cash provided by investing activities	19,158	36,146

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	10,092	13,907
Policyholder contract withdrawals	(10,426)	(10,538)
FRBNY credit facility repayments	–	(14,622)
Issuance of long-term debt	7,985	6,297
Repayments of long-term debt	(9,847)	(14,944)
Proceeds from drawdown on the Department of the Treasury Commitment	–	20,292
Repayment of Department of the Treasury SPV Preferred Interests	(8,636)	(11,453)
Repayment of FRBNY SPV Preferred Interests	–	(26,432)
Issuance of Common Stock	–	5,055
Purchase of Common Stock	(13,000)	–
Acquisition of noncontrolling interest	(175)	(683)
Other, net	2,153	(381)

Net cash used in financing activities – continuing operations	(21,854)	(33,502)
Net cash used in financing activities – discontinued operations	–	(1,942)

Net cash used in financing activities	(21,854)	(35,444)

Effect of exchange rate changes on cash	(9)	37

Net increase (decrease) in cash	134	(462)
Cash at beginning of period	1,474	1,558
Change in cash of businesses held for sale	–	446

Cash at end of period	$1,608	$1,542

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

Supplementary Disclosure of Consolidated Cash Flow Information

Nine Months Ended September 30, (in millions)	2012	2011

Cash paid during the period for:
Interest*	$3,056	$7,952
Taxes	$403	$643
Non-cash financing/investing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,375	$3,602

*         2011 includes payment of accrued compounded interest of $4.7 billion under the Credit Agreement, dated as of September 22, 2008, as amended between AIG and the Federal Reserve Bank of New York (the FRBNY and, such credit agreement, the FRBNY Credit Facility), before the facility was terminated on January 14, 2011 in connection with the series of integrated transactions to recapitalize AIG (the Recapitalization) with the Department of the Treasury, the FRBNY and the AIG Credit Facility Trust, including the repayment of all amounts owed under the FRBNY Credit Facility.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

American International Group, Inc. (AIG) is a leading international insurance organization serving customers in more than 130 countries. AIG companies serve commercial, institutional and individual customers through one of the most extensive worldwide property-casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange and the Tokyo Stock Exchange. The United States Department of the Treasury (Department of the Treasury) owned approximately 15.9 percent of AIG Common Stock outstanding as of September 30, 2012. See Note 10 herein for additional information on the Department of the Treasury's ownership of AIG Common Stock and the registered public offerings of AIG Common Stock initiated by the Department of the Treasury in 2012.

These unaudited condensed consolidated financial statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2011, as amended by Amendment No. 1 and Amendment No. 2 on Forms 10-K/A filed on February 27, 2012 and March 30, 2012, respectively, and as updated by AIG's Current Report on Form 8-K filed on May 4, 2012 (collectively, the 2011 Annual Report). The condensed consolidated financial information as of December 31, 2011 included herein has been derived from audited consolidated financial statements in the 2011 Annual Report not included herein.

Certain of AIG's foreign subsidiaries included in the consolidated financial statements report on different fiscal-period bases. The effect on AIG's consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these financial statements has been recorded.

In the opinion of management, these consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. Interim period operating results may not be indicative of the operating results for a full year. AIG evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2012 and prior to the issuance of these consolidated financial statements. All material intercompany accounts and transactions have been eliminated.

Revisions to Prior Year Financial Statements

On January 1, 2012, AIG retrospectively adopted a standard that changed its method of accounting for costs associated with acquiring or renewing insurance contracts. See Note 2 herein for additional details, including a summary of revisions to prior year financial statements.

To align the presentation of changes in the fair value of derivatives with changes in the administration of AIG's derivatives portfolio, changes were made to the presentation within the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. Specifically, amounts attributable to derivative activity where AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP) executed transactions with third parties on behalf of AIG subsidiaries have been reclassified from Other income to Net realized capital gains (losses). Additionally, certain other items have been reclassified within the Consolidated Statement of Operations in the current period. Prior period amounts were reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers its accounting policies that are most dependent on the

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

application of estimates and assumptions to be those relating to items considered by management in the determination of:

•
income tax assets and liabilities, including the recoverability of deferred tax assets and the predictability of future tax planning strategies and operating profitability of the character necessary for their realization;

•
recoverability of assets, including deferred policy acquisition costs (DAC), flight equipment, and reinsurance;

•
insurance liabilities, including general insurance unpaid claims and claims adjustment expenses and future policy benefits for life and accident and health contracts;

•
estimated gross profits for investment-oriented products;

•
impairment charges, including other-than-temporary impairments of financial instruments and goodwill impairments;

•
liabilities for legal contingencies; and

•
fair value measurements of certain financial assets and liabilities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

Future Application of Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued an accounting standard that allows a company the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired. A company is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the company determines it is more likely than not the asset is impaired.

The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. A company can choose to early adopt the standard. AIG intends to adopt the standard on its required effective date of January 1, 2013. AIG does not expect adoption of the standard to have a material effect on its consolidated financial condition, results of operations or cash flows.

Accounting Standards Adopted During 2012

AIG adopted the following accounting standards on January 1, 2012:

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued an accounting standard update that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as DAC. AIG adopted the standard retrospectively on January 1, 2012.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable. AIG partially defers costs, including certain commissions, when it does not believe the entire cost is directly related to the acquisition or renewal of insurance contracts.

AIG also defers a portion of employee total compensation and payroll-related fringe benefits directly related to time spent performing specific acquisition or renewal activities, including costs associated with the time spent on underwriting, policy issuance and processing, and sales force contract selling. The amounts deferred are derived based on successful efforts for each distribution channel and/or cost center from which the cost originates.

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

December 31, 2011 (in millions)	As Previously Reported	Effect of Change	As Currently Reported

Balance Sheet:
Current and deferred income taxes	$16,084	$1,718	$17,802
Deferred policy acquisition costs	14,026	(5,089)	8,937
Other assets	12,824	(42)	12,782

Total assets	555,773	(3,413)	552,360

Retained earnings	14,332	(3,558)	10,774
Accumulated other comprehensive income	5,008	145	5,153

Total AIG shareholders' equity	104,951	(3,413)	101,538

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended September 30, 2011 (dollars in millions, except per share data)	As Previously Reported	Effect of Change	As Currently Reported

Statement of Operations:
Total net realized capital gains(a)	$604	$3	$607

Total revenues	12,716	3	12,719

Interest credited to policyholder account balances	1,134	12	1,146
Amortization of deferred acquisition costs	2,490	(950)	1,540
Other acquisition and other insurance expenses	1,214	853	2,067

Total benefits, claims and expenses	17,074	(85)	16,989

Loss from continuing operations before income tax benefit	(4,358)	88	(4,270)

Income tax benefit(b)	(634)	(31)	(665)

Loss from continuing operations	(3,724)	119	(3,605)
Loss from discontinued operations, net of income tax expense(c)	(221)	–	(221)

Net loss	(3,945)	119	(3,826)

Net loss attributable to AIG	(4,109)	119	(3,990)

Net loss attributable to AIG common shareholders	(4,109)	119	(3,990)

Loss per share attributable to AIG common shareholders:
Basic:
Loss from continuing operations	$(2.05)	$0.06	$(1.99)
Loss from discontinued operations	$(0.11)	$–	$(0.11)
Diluted
Loss from continuing operations	$(2.05)	$0.06	$(1.99)
Loss from discontinued operations	$(0.11)	$–	$(0.11)

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine Months Ended September 30, 2011 (dollars in millions, except per share data)	As Previously Reported	Effect of Change	As Currently Reported

Statement of Operations:
Total net realized capital losses(a)	$(63)	$10	$(53)

Total revenues	46,828	10	46,838

Interest credited to policyholder account balances	3,349	17	3,366
Amortization of deferred acquisition costs	5,992	(1,899)	4,093
Other acquisition and other insurance expenses	4,418	1,746	6,164

Total benefits, claims and expenses	50,760	(136)	50,624

Loss from continuing operations before income tax benefit	(3,932)	146	(3,786)

Income tax benefit(b)	(1,122)	(65)	(1,187)

Loss from continuing operations	(2,810)	211	(2,599)
Income from discontinued operations, net of income tax expense(c)	1,395	932	2,327

Net loss	(1,415)	1,143	(272)

Net loss attributable to AIG	(2,000)	1,143	(857)

Net loss attributable to AIG common shareholders	(2,812)	1,143	(1,669)

Income (loss) per share attributable to AIG common shareholders:
Basic:
Loss from continuing operations	$(2.37)	$0.12	$(2.25)
Income from discontinued operations	$0.78	$0.52	$1.30
Diluted
Loss from continuing operations	$(2.37)	$0.12	$(2.25)
Income from discontinued operations	$0.78	$0.52	$1.30

(a)     Includes $192 million and $110 million for the three and nine months ended September 30, 2011, respectively, attributable to the effect of the reclassification of certain derivative activity discussed in Note 1 herein.

(b)     Includes a change in the deferred tax asset valuation allowance for each period.

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

Nine Months Ended September 30, 2011 (in millions)	As Previously Reported	Effect of Change	As Currently Reported

Cash flows from operating activities:
Net loss	$(1,415)	$1,143	$(272)
(Income) from discontinued operations	(1,395)	(932)	(2,327)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized losses in earnings – net*	724	(10)	714
Depreciation and other amortization	7,500	(1,882)	5,618
Changes in operating assets and liabilities:
Capitalization of deferred policy acquisition costs	(5,856)	1,746	(4,110)
Current and deferred income taxes – net	(1,764)	(65)	(1,829)
Total adjustments	(1,761)	(211)	(1,972)

*         Includes $118 million for the nine months ended September 30, 2011 attributable to the effect of the reclassification of certain derivative activity discussed in Note 1 herein.

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

The standard removes from the assessment of effective control the requirement that the transferor have the ability to repurchase or redeem the financial assets on substantially agreed terms, even in the event of default by the transferee. The removal of this requirement makes the level of collateral received by the transferor in a repurchase agreement or similar arrangement irrelevant in determining whether the transaction should be accounted for as a sale. As a consequence, more repurchase agreements, securities lending transactions and similar arrangements will be accounted for as secured borrowings.

The guidance in the standard must be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. Under this standard, there are no repurchase agreements that continue to be accounted for as sales as of September 30, 2012. Any modifications to these transactions that occur subsequent to adoption will result in an assessment of whether they should be accounted for as secured borrowings under the standard. As of September 30, 2012, there were no such modifications subsequent to the adoption of the standard.

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

The standard's fair value measurement and disclosure guidance applies to all companies that measure assets, liabilities, or instruments classified in shareholders' equity at fair value or provide fair value disclosures for items not recorded at fair value. The guidance clarifies existing guidance on the application of fair value measurements, changes certain principles or requirements for measuring fair value, and requires significant additional disclosures for Level 3 valuation inputs. The new disclosure requirements were applied prospectively. The standard became effective beginning on January 1, 2012. The standard did not have any effect on AIG's consolidated financial condition, results of operations or cash flows. See Note 4 herein.

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

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting standard that amends the approach to testing goodwill for impairment. The standard simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative, two-step goodwill impairment test. The standard became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the standard did not have any effect on AIG's consolidated financial condition, results of operations or cash flows.

3. SEGMENT INFORMATION

Commencing in the third quarter of 2012, the Chartis segment was renamed AIG Property Casualty and the SunAmerica segment was renamed AIG Life and Retirement, although certain existing brands will continue to be used.

AIG reports the results of its operations through three reportable segments: AIG Property Casualty, AIG Life and Retirement and Aircraft Leasing. AIG evaluates performance based on pre-tax income (loss), excluding results from discontinued operations, because AIG believes this provides more meaningful information on how its operations are performing.

Effective during the first quarter of 2012, in order to align financial reporting with the manner in which AIG's chief operating decision makers review the AIG Property Casualty businesses to assess performance and make decisions about resources to be allocated, certain products previously reported in Commercial Insurance were reclassified to

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Consumer Insurance. These revisions did not affect the total AIG Property Casualty reportable segment results previously reported.

The following table presents AIG's operations by reportable segment:

	Reportable Segment
					Consolidation and Eliminations
(in millions)	AIG Property Casualty	AIG Life and Retirement	Aircraft Leasing*	Other Operations		Consolidated

Three Months Ended September 30, 2012
Total revenues	$10,149	$4,530	$1,146	$2,213	$(390)	$17,648
Pre-tax income (loss)	949	889	40	891	(174)	2,595

Three Months Ended September 30, 2011
Total revenues	$10,185	$3,582	$1,106	$(2,433)	$279	$12,719
Pre-tax income (loss)	551	346	(1,329)	(3,945)	107	(4,270)

Nine Months Ended September 30, 2012
Total revenues	$29,967	$12,439	$3,421	$8,085	$(698)	$53,214
Pre-tax income (loss)	2,820	2,528	246	3,511	(175)	8,930

Nine Months Ended September 30, 2011
Total revenues	$30,283	$11,317	$3,366	$1,864	$8	$46,838
Pre-tax income (loss)	1,003	2,079	(1,122)	(5,855)	109	(3,786)

*         AIG's Aircraft Leasing operations consist of a single operating segment.

The following table presents AIG Property Casualty operations by operating segment:

(in millions)	Commercial Insurance	Consumer Insurance	Other	Total AIG Property Casualty

Three Months Ended September 30, 2012
Total revenues	$5,975	$3,582	$592	$10,149
Pre-tax income	321	152	476	949

Three Months Ended September 30, 2011
Total revenues	$6,402	$3,523	$260	$10,185
Pre-tax income	405	21	125	551

Nine Months Ended September 30, 2012
Total revenues	$17,991	$10,758	$1,218	$29,967
Pre-tax income	1,480	578	762	2,820

Nine Months Ended September 30, 2011
Total revenues	$18,905	$10,439	$939	$30,283
Pre-tax income (loss)	650	(175)	528	1,003

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG Life and Retirement operations by operating segment:

(in millions)	Life Insurance	Retirement Services	Total AIG Life and Retirement

Three Months Ended September 30, 2012
Total revenues	$2,663	$1,867	$4,530
Pre-tax income	553	336	889

Three Months Ended September 30, 2011
Total revenues	$2,134	$1,448	$3,582
Pre-tax income (loss)	472	(126)	346

Nine Months Ended September 30, 2012
Total revenues	$7,306	$5,133	$12,439
Pre-tax income	1,714	814	2,528

Nine Months Ended September 30, 2011
Total revenues	$6,242	$5,075	$11,317
Pre-tax income	1,174	905	2,079

The following table presents the components of AIG's Other operations:

(in millions)	Mortgage Guaranty	Global Capital Markets	Direct Investment Book	Retained Interests	Corporate & Other	Consolidation and Eliminations	Total Other Operations

Three Months Ended September 30, 2012
Total revenues	$218	$235	$506	$857	$412	$(15)	$2,213
Pre-tax income (loss)	6	190	406	857	(566)	(2)	891

Three Months Ended September 30, 2011
Total revenues	$246	$(130)	$159	$(3,246)	$561	$(23)	$(2,433)
Pre-tax income (loss)	(82)	(187)	103	(3,246)	(523)	(10)	(3,945)

Nine Months Ended September 30, 2012
Total revenues	$642	$405	$1,434	$4,717	$925	$(38)	$8,085
Pre-tax income (loss)	62	253	1,139	4,717	(2,659)	(1)	3,511

Nine Months Ended September 30, 2011
Total revenues	$716	$151	$758	$(743)	$1,030	$(48)	$1,864
Pre-tax income (loss)	(68)	(66)	586	(743)	(5,538)	(26)	(5,855)

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

Assets and liabilities recorded at fair value in the Consolidated Balance Sheet are measured and classified in accordance with a fair value hierarchy consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2012 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$28	$4,380	$–	$–	$–	$4,408
Obligations of states, municipalities and political subdivisions	–	35,360	1,104	–	–	36,464
Non-U.S. governments	742	25,542	14	–	–	26,298
Corporate debt	–	148,528	1,612	–	–	150,140
RMBS	–	23,692	11,488	–	–	35,180
CMBS	–	4,469	5,013	–	–	9,482
CDO/ABS	–	3,293	4,649	–	–	7,942

Total bonds available for sale	770	245,264	23,880	–	–	269,914

Bond trading securities:
U.S. government and government sponsored entities	302	7,406	–	–	–	7,708
Obligations of states, municipalities and political subdivisions	–	81	–	–	–	81
Non-U.S. governments	–	2	–	–	–	2
Corporate debt	–	1,316	2	–	–	1,318
RMBS	–	1,101	370	–	–	1,471
CMBS	–	1,490	612	–	–	2,102
CDO/ABS	–	3,650	8,505	–	–	12,155

Total bond trading securities	302	15,046	9,489	–	–	24,837

Equity securities available for sale:
Common stock	2,781	1	40	–	–	2,822
Preferred stock	–	48	45	–	–	93
Mutual funds	86	20	–	–	–	106

Total equity securities available for sale	2,867	69	85	–	–	3,021

Equity securities trading	17	81	–	–	–	98
Mortgage and other loans receivable	–	129	1	–	–	130
Other invested assets(c)	6,257	1,706	7,070	–	–	15,033
Derivative assets:
Interest rate contracts	11	6,278	996	–	–	7,285
Foreign exchange contracts	–	53	–	–	–	53
Equity contracts	113	98	53	–	–	264
Commodity contracts	–	141	1	–	–	142
Credit contracts	–	1	59	–	–	60
Other contracts	–	11	57	–	–	68
Counterparty netting and cash collateral	–	–	–	(3,219)	(1,197)	(4,416)

Total derivative assets	124	6,582	1,166	(3,219)	(1,197)	3,456

Short-term investments	592	6,708	–	–	–	7,300
Separate account assets	53,829	2,911	–	–	–	56,740
Other assets	–	698	–	–	–	698

Total	$64,758	$279,194	$41,691	$(3,219)	$(1,197)	$381,227

Liabilities:
Policyholder contract deposits	$–	$–	$1,308	$–	$–	$1,308
Derivative liabilities:
Interest rate contracts	–	6,303	243	–	–	6,546
Foreign exchange contracts	–	166	–	–	–	166
Equity contracts	2	159	10	–	–	171
Commodity contracts	–	143	–	–	–	143
Credit contracts(d)	–	–	2,349	–	–	2,349
Other contracts	–	26	250	–	–	276
Counterparty netting and cash collateral	–	–	–	(3,219)	(2,118)	(5,337)

Total derivative liabilities	2	6,797	2,852	(3,219)	(2,118)	4,314

Other long-term debt(e)	–	8,428	407	–	–	8,835
Other liabilities	138	792	–	–	–	930

Total	$140	$16,017	$4,567	$(3,219)	$(2,118)	$15,387

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$174	$5,904	$–	$–	$–	$6,078
Obligations of states, municipalities and political subdivisions	–	36,538	960	–	–	37,498
Non-U.S. governments	259	25,467	9	–	–	25,735
Corporate debt	–	142,883	1,935	–	–	144,818
RMBS	–	23,727	10,877	–	–	34,604
CMBS	–	3,991	3,955	–	–	7,946
CDO/ABS	–	3,082	4,220	–	–	7,302

Total bonds available for sale	433	241,592	21,956	–	–	263,981

Bond trading securities:
U.S. government and government sponsored entities	100	7,404	–	–	–	7,504
Obligations of states, municipalities and political subdivisions	–	257	–	–	–	257
Non-U.S. governments	–	35	–	–	–	35
Corporate debt	–	809	7	–	–	816
RMBS	–	1,345	303	–	–	1,648
CMBS	–	1,283	554	–	–	1,837
CDO/ABS	–	3,835	8,432	–	–	12,267

Total bond trading securities	100	14,968	9,296	–	–	24,364

Equity securities available for sale:
Common stock	3,294	70	57	–	–	3,421
Preferred stock	–	44	99	–	–	143
Mutual funds	55	5	–	–	–	60

Total equity securities available for sale	3,349	119	156	–	–	3,624

Equity securities trading	43	82	–	–	–	125
Mortgage and other loans receivable	–	106	1	–	–	107
Other invested assets(c)	12,549	1,709	6,618	–	–	20,876
Derivative assets:
Interest rate contracts	2	7,251	1,033	–	–	8,286
Foreign exchange contracts	–	143	2	–	–	145
Equity contracts	92	133	38	–	–	263
Commodity contracts	–	134	2	–	–	136
Credit contracts	–	–	89	–	–	89
Other contracts	29	462	250	–	–	741
Counterparty netting and cash collateral	–	–	–	(3,660)	(1,501)	(5,161)

Total derivative assets	123	8,123	1,414	(3,660)	(1,501)	4,499

Short-term investments	2,309	3,604	–	–	–	5,913
Separate account assets	48,502	2,886	–	–	–	51,388

Total	$67,408	$273,189	$39,441	$(3,660)	$(1,501)	$374,877

Liabilities:
Policyholder contract deposits	$–	$–	$918	$–	$–	$918
Derivative liabilities:
Interest rate contracts	–	6,661	248	–	–	6,909
Foreign exchange contracts	–	178	–	–	–	178
Equity contracts	–	198	10	–	–	208
Commodity contracts	–	146	–	–	–	146
Credit contracts(d)	–	4	3,362	–	–	3,366
Other contracts	–	155	217	–	–	372
Counterparty netting and cash collateral	–	–	–	(3,660)	(2,786)	(6,446)

Total derivative liabilities	–	7,342	3,837	(3,660)	(2,786)	4,733

Other long-term debt(e)	–	10,258	508	–	–	10,766
Other liabilities	193	714	–	–	–	907

Total	$193	$18,314	$5,263	$(3,660)	$(2,786)	$17,324

(a)      Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)      Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $1.8 billion and $177 million, respectively, at September 30, 2012 and $1.8 billion and $100 million, respectively, at December 31, 2011.

(c)      Included in Level 1 are $6.1 billion and $12.4 billion at September 30, 2012 and December 31, 2011, respectively, of AIA ordinary shares publicly traded on the Hong Kong Stock Exchange.

(d)      Included in Level 3 is the fair value derivative liability of $2.3 billion and $3.2 billion at September 30, 2012 and December 31, 2011, respectively, on the super senior credit default swap portfolio.

(e)      Includes Guaranteed Investment Agreements (GIAs), notes, bonds, loans and mortgages payable.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Transfers of Level 1 and Level 2 Assets and Liabilities

AIG's policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the three- and nine-month periods ended September 30, 2012, AIG transferred $148 million and $284 million of securities issued by Non-U.S. government entities from Level 1 to Level 2, respectively, as they are no longer considered actively traded. For similar reasons, during the three- and nine-month periods ended September 30, 2012, AIG transferred $743 million of securities issued by the U.S. government and government-sponsored entities from Level 1 to Level 2. AIG had no material transfers from Level 2 to Level 1 during the three- and nine-month periods ended September 30, 2012.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three-and nine-month periods ended September 30, 2012 and 2011 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities that remained in the Consolidated Balance Sheet at September 30, 2012 and 2011:

(in millions)	Fair value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended September 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,013	$16	$–	$102	$25	$(52)	$1,104	$–
Non-U.S. governments	13	1	(1)	2	–	(1)	14	–
Corporate debt	1,306	10	35	94	233	(66)	1,612	–
RMBS	10,488	197	1,029	(678)	566	(114)	11,488	–
CMBS	4,643	(17)	271	115	1	–	5,013	–
CDO/ABS	5,074	87	82	(129)	63	(528)	4,649	–

Total bonds available for sale	22,537	294	1,416	(494)	888	(761)	23,880	–

Bond trading securities:
Corporate debt	3	–	–	(1)	–	–	2	–
RMBS	290	40	–	(56)	97	(1)	370	12
CMBS	457	(3)	–	1	157	–	612	(19)
CDO/ABS	14,647	581	–	(6,780)	57	–	8,505	427

Total bond trading securities	15,397	618	–	(6,836)	311	(1)	9,489	420

Equity securities available for sale:
Common stock	41	–	(1)	–	–	–	40	–
Preferred stock	139	15	(12)	(104)	8	(1)	45	–

Total equity securities available for sale	180	15	(13)	(104)	8	(1)	85	–

Mortgage and other loans receivable	1	–	–	–	–	–	1	–
Other invested assets	7,049	22	8	(90)	126	(45)	7,070	–

Total	$45,164	$949	$1,411	$(7,524)	$1,333	$(808)	$40,525	$420

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Liabilities:
Policyholder contract deposits	$(1,188)	$(45)	$(72)	$(3)	$–	$–	$(1,308)	$279
Derivative liabilities, net:
Interest rate contracts	761	(55)	–	47	–	–	753	11
Foreign exchange contracts	–	–	–	–	–	–	–	–
Equity contracts	28	18	–	(4)	1	–	43	–
Commodity contracts	2	4	–	(3)	–	(2)	1	(1)
Credit contracts	(2,587)	208	–	89	–	–	(2,290)	(360)
Other contracts	(154)	(122)	(6)	73	16	–	(193)	14

Total derivative liabilities, net	(1,950)	53	(6)	202	17	(2)	(1,686)	(336)

Other long-term debt(b)	(407)	(27)	–	61	(34)	–	(407)	170

Total	$(3,545)	$(19)	$(78)	$260	$(17)	$(2)	$(3,401)	$113

Nine Months Ended September 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$960	$48	$11	$139	$70	$(124)	$1,104	$–
Non-U.S. governments	9	1	–	–	5	(1)	14	–
Corporate debt	1,935	(7)	104	96	579	(1,095)	1,612	–
RMBS	10,877	322	1,832	32	921	(2,496)	11,488	–
CMBS	3,955	(84)	572	618	44	(92)	5,013	–
CDO/ABS	4,220	127	348	(150)	669	(565)	4,649	–

Total bonds available for sale	21,956	407	2,867	735	2,288	(4,373)	23,880	–

Bond trading securities:
Corporate debt	7	–	–	(5)	–	–	2	–
RMBS	303	68	–	(94)	97	(4)	370	18
CMBS	554	46	–	(121)	193	(60)	612	45
CDO/ABS	8,432	3,646	–	(3,630)	57	–	8,505	2,635

Total bond trading securities	9,296	3,760	–	(3,850)	347	(64)	9,489	2,698

Equity securities available for sale:
Common stock	57	23	(13)	(33)	6	–	40	–
Preferred stock	99	17	(35)	(35)	11	(12)	45	–

Total equity securities available for sale	156	40	(48)	(68)	17	(12)	85	–

Mortgage and other loans receivable	1	–	–	–	–	–	1	–
Other invested assets	6,618	(157)	284	(57)	886	(504)	7,070	–

Total	$38,027	$4,050	$3,103	$(3,240)	$3,538	$(4,953)	$40,525	$2,698

Liabilities:
Policyholder contract deposits	$(918)	$(314)	$(72)	$(4)	$–	$–	$(1,308)	$135
Derivative liabilities, net:
Interest rate contracts	785	(9)	–	(23)	–	–	753	(37)
Foreign exchange contracts	2	–	–	(2)	–	–	–	–
Equity contracts	28	7	–	9	(1)	–	43	–
Commodity contracts	2	4	–	(5)	–	–	1	–
Credit contracts	(3,273)	409	–	574	–	–	(2,290)	(880)
Other contracts	33	(110)	(4)	(5)	(107)	–	(193)	53

Total derivative liabilities, net	(2,423)	301	(4)	548	(108)	–	(1,686)	(864)

Other long-term debt(b)	(508)	(405)	(77)	197	(34)	420	(407)	224

Total	$(3,849)	$(418)	$(153)	$741	$(142)	$420	$(3,401)	$(505)

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended September 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$800	$1	$83	$74	$–	$(50)	$908	$–
Non-U.S. governments	5	–	(1)	1	–	–	5	–
Corporate debt	1,844	13	(21)	(56)	1,170	(475)	2,475	–
RMBS	10,692	(83)	29	(437)	254	(47)	10,408	–
CMBS	4,228	(46)	(293)	134	16	(64)	3,975	–
CDO/ABS	3,925	12	(131)	220	329	(238)	4,117	–

Total bonds available for sale	21,494	(103)	(334)	(64)	1,769	(874)	21,888	–

Bond trading securities:
Corporate debt	9	–	–	(1)	–	–	8	–
RMBS	170	(5)	(1)	168	–	–	332	(20)
CMBS	483	(31)	(4)	(16)	115	–	547	2
CDO/ABS	9,503	(993)	(9)	(131)	48	(24)	8,394	(1,340)

Total bond trading securities	10,165	(1,029)	(14)	20	163	(24)	9,281	(1,358)

Equity securities available for sale:
Common stock	59	9	(9)	(11)	10	(2)	56	–
Preferred stock	64	2	2	–	2	–	70	–

Total equity securities available for sale	123	11	(7)	(11)	12	(2)	126	–

Equity securities trading	1	(1)	–	–	–	–	–	–
Other invested assets	7,045	(27)	42	(54)	205	(27)	7,184	–

Total	$38,828	$(1,149)	$(313)	$(109)	$2,149	$(927)	$38,479	$(1,358)

Liabilities:
Policyholder contract deposits	$(406)	$(928)	$–	$(28)	$–	$–	$(1,362)	$950
Derivative liabilities, net:
Interest rate contracts	754	47	–	9	–	(21)	789	(61)
Foreign exchange contracts	4	1	–	(5)	–	–	–	–
Equity contracts	34	(10)	–	–	–	–	24	(7)
Commodity contracts	5	(1)	–	(1)	–	–	3	(1)
Credit contracts	(3,332)	(25)	–	(5)	–	–	(3,362)	398
Other contracts	(69)	32	(32)	9	–	99	39	(121)

Total derivatives liabilities, net	(2,604)	44	(32)	7	–	78	(2,507)	208

Other long-term debt(b)	(958)	183	–	(14)	–	–	(789)	349

Total	$(3,968)	$(701)	$(32)	$(35)	$–	$78	$(4,658)	$1,507

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Nine Months Ended September 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$609	$–	$110	$248	$17	$(76)	$908	$–
Non-U.S. governments	5	–	(1)	1	–	–	5	–
Corporate debt	2,262	10	1	216	1,703	(1,717)	2,475	–
RMBS	6,367	(85)	397	3,506	276	(53)	10,408	–
CMBS	3,604	(80)	262	206	69	(86)	3,975	–
CDO/ABS	4,241	44	181	(617)	775	(507)	4,117	–

Total bonds available for sale	17,088	(111)	950	3,560	2,840	(2,439)	21,888	–

Bond trading securities:
Corporate debt	–	–	–	(10)	18	–	8	–
RMBS	91	(5)	(8)	254	–	–	332	(15)
CMBS	506	35	(1)	(92)	276	(177)	547	31
CDO/ABS	9,431	(840)	–	(221)	48	(24)	8,394	(770)

Total bond trading securities	10,028	(810)	(9)	(69)	342	(201)	9,281	(754)

Equity securities available for sale:
Common stock	61	27	(5)	(38)	18	(7)	56	–
Preferred stock	64	(1)	3	–	4	–	70	–

Total equity securities available for sale	125	26	(2)	(38)	22	(7)	126	–

Equity securities trading	1	–	–	(1)	–	–	–	–
Other invested assets	7,414	9	511	(565)	250	(435)	7,184	–

Total	$34,656	$(886)	$1,450	$2,887	$3,454	$(3,082)	$38,479	$(754)

Liabilities:
Policyholder contract deposits	$(445)	$(882)	$–	$(35)	$–	$–	$(1,362)	$887
Derivative liabilities, net:
Interest rate contracts	732	69	–	9	–	(21)	789	(55)
Foreign exchange contracts	16	(11)	–	(5)	–	–	–	–
Equity contracts	22	(17)	–	38	(7)	(12)	24	(14)
Commodity contracts	23	1	–	(21)	–	–	3	(1)
Credit contracts	(3,798)	451	–	(15)	–	–	(3,362)	446
Other contracts	(112)	9	(58)	49	–	151	39	(87)

Total derivatives liabilities, net	(3,117)	502	(58)	55	(7)	118	(2,507)	289

Other long-term debt(b)	(982)	(28)	–	242	(21)	–	(789)	(31)

Total	$(4,544)	$(408)	$(58)	$262	$(28)	$118	$(4,658)	$1,145

(a)     Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b)     Includes GIAs, notes, bonds, loans and mortgages payable.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Consolidated Statement of Operations as follows:

(in millions)	Net Investment Income	Net Realized Capital Gains (Losses)	Other Income	Total

Three Months Ended September 30, 2012
Bonds available for sale	$218	$51	$25	$294
Bond trading securities	491	–	127	618
Equity securities	–	15	–	15
Other invested assets	6	(16)	32	22
Policyholder contract deposits	–	(45)	–	(45)
Derivative liabilities, net	–	(39)	92	53
Other long-term debt	–	–	(27)	(27)

Three Months Ended September 30, 2011
Bonds available for sale	$193	$(300)	$4	$(103)
Bond trading securities	(1,333)	4	300	(1,029)
Equity securities	(1)	11	–	10
Other invested assets	(13)	(29)	15	(27)
Policyholder contract deposits	–	(928)	–	(928)
Derivative liabilities, net	1	54	(11)	44
Other long-term debt	–	–	183	183

Nine Months Ended September 30, 2012
Bonds available for sale	$683	$(333)	$57	$407
Bond trading securities	3,330	–	430	3,760
Equity securities	–	40	–	40
Other invested assets	(3)	(189)	35	(157)
Policyholder contract deposits	–	(314)	–	(314)
Derivative liabilities, net	(1)	22	280	301
Other long-term debt	–	–	(405)	(405)

Nine Months Ended September 30, 2011
Bonds available for sale	$433	$(556)	$12	$(111)
Bond trading securities	(828)	4	14	(810)
Equity securities	–	26	–	26
Other invested assets	31	(81)	59	9
Policyholder contract deposits	–	(882)	–	(882)
Derivative liabilities, net	2	7	493	502
Other long-term debt	–	–	(28)	(28)

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present the gross components of purchases, sales, issues and settlements, net, shown above:

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issues and Settlements, Net(a)

Three Months Ended September 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$189	$(53)	$(34)	$102
Non-U.S. governments	3	–	(1)	2
Corporate debt	139	(6)	(39)	94
RMBS	198	(360)	(516)	(678)
CMBS	299	(127)	(57)	115
CDO/ABS	210	–	(339)	(129)

Total bonds available for sale	1,038	(546)	(986)	(494)

Bond trading securities:
Corporate debt	–	–	(1)	(1)
RMBS	–	(45)	(11)	(56)
CMBS	11	–	(10)	1
CDO/ABS(b)	2,191	(6)	(8,965)	(6,780)

Total bond trading securities	2,202	(51)	(8,987)	(6,836)

Equity securities	–	(22)	(82)	(104)
Other invested assets	129	(30)	(189)	(90)

Total assets	$3,369	$(649)	$(10,244)	$(7,524)

Liabilities:
Policyholder contract deposits	$–	$(6)	$3	$(3)
Derivative liabilities, net	6	–	196	202
Other long-term debt(c)	–	–	61	61

Total liabilities	$6	$(6)	$260	$260

Three Months Ended September 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$78	$–	$(4)	$74
Non-U.S. governments	–	–	1	1
Corporate debt	58	(27)	(87)	(56)
RMBS	(11)	–	(426)	(437)
CMBS	178	–	(44)	134
CDO/ABS	405	–	(185)	220

Total bonds available for sale	708	(27)	(745)	(64)

Bond trading securities:
Corporate debt	–	–	(1)	(1)
RMBS	197	–	(29)	168
CMBS	79	(90)	(5)	(16)
CDO/ABS	101	(93)	(139)	(131)

Total bond trading securities	377	(183)	(174)	20

Equity securities	–	(8)	(3)	(11)
Other invested assets	156	(59)	(151)	(54)

Total assets	$1,241	$(277)	$(1,073)	$(109)

Liabilities:
Policyholder contract deposits	$–	$(32)	$4	$(28)
Derivative liabilities, net	1	–	6	7
Other long-term debt(c)	–	–	(14)	(14)

Total liabilities	$1	$(32)	$(4)	$(35)

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issues and Settlements, Net(a)

Nine Months Ended September 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$394	$(219)	$(36)	$139
Non-U.S. governments	4	(3)	(1)	–
Corporate debt	280	(59)	(125)	96
RMBS	2,308	(722)	(1,554)	32
CMBS	1,021	(260)	(143)	618
CDO/ABS	730	(4)	(876)	(150)

Total bonds available for sale	4,737	(1,267)	(2,735)	735

Bond trading securities:
Corporate debt	–	–	(5)	(5)
RMBS	–	(45)	(49)	(94)
CMBS	194	(106)	(209)	(121)
CDO/ABS(b)	7,216	(6)	(10,840)	(3,630)

Total bond trading securities	7,410	(157)	(11,103)	(3,850)

Equity securities	67	(55)	(80)	(68)
Other invested assets	529	(63)	(523)	(57)

Total assets	$12,743	$(1,542)	$(14,441)	$(3,240)

Liabilities:
Policyholder contract deposits	$–	$(20)	$16	$(4)
Derivative liabilities, net	8	–	540	548
Other long-term debt(c)	–	–	197	197

Total liabilities	$8	$(20)	$753	$741

Nine Months Ended September 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$254	$–	$(6)	$248
Non-U.S. governments	1	(1)	1	1
Corporate debt	478	(27)	(235)	216
RMBS	4,613	(22)	(1,085)	3,506
CMBS	419	(20)	(193)	206
CDO/ABS	666	–	(1,283)	(617)

Total bonds available for sale	6,431	(70)	(2,801)	3,560

Bond trading securities:
Corporate debt	–	–	(10)	(10)
RMBS	300	–	(46)	254
CMBS	139	(144)	(87)	(92)
CDO/ABS	245	(219)	(247)	(221)

Total bond trading securities	684	(363)	(390)	(69)

Equity securities	–	(31)	(8)	(39)
Other invested assets	506	(217)	(854)	(565)

Total assets	$7,621	$(681)	$(4,053)	$2,887

Liabilities:
Policyholder contract deposits	$–	$(51)	$16	$(35)
Derivative liabilities, net	40	–	15	55
Other long-term debt(c)	–	–	242	242

Total liabilities	$40	$(51)	$273	$262

(a)     There were no issuances during the three- and nine-month periods ended September 30, 2012 and 2011.

(b)     Includes securities with a fair value of approximately $7.1 billion purchased through the FRBNY's auction of Maiden Lane III LLC (ML III) assets.

(c)     Includes GIAs, notes, bonds, loans and mortgages payable.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2012 and 2011 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

AIG's policy is to record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above excludes $80 million of net losses and $127 million of net gains related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2012, respectively, and includes $29 million and $83 million of net gains related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2012, respectively.

Transfers of Level 3 Assets

During the three- and nine-month periods ended September 30, 2012, transfers into Level 3 included certain residential mortgage-backed securities (RMBS), commercial mortgage backed securities (CMBS), asset-backed securities (ABS), private placement corporate debt and certain private equity funds and hedge funds. Transfers into Level 3 for certain RMBS and certain ABS were related to decreased observations of market transactions and price information for those securities. The transfers into Level 3 of investments in certain other RMBS and CMBS were due to a decrease in market transparency, downward credit migration and an overall increase in price disparity for certain individual security types. Transfers into Level 3 for private placement corporate debt and certain other ABS were primarily the result of limited market pricing information that required AIG to determine fair value for these securities based on inputs that are adjusted to better reflect AIG's own assumptions regarding the characteristics of a specific security or associated market liquidity. Certain private equity fund and hedge fund investments were transferred into Level 3 due to these investments being carried at fair value and no longer being accounted for using the equity method of accounting, consistent with the changes to AIG's influence over the respective investments. Other hedge fund investments were transferred into Level 3 as a result of limited market activity due to fund-imposed redemption restrictions.

Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable or a long-term interest rate significant to a valuation becoming short-term and thus observable. In addition, transfers out of Level 3 also occur when investments are no longer carried at fair value as the result of a change in the applicable accounting methodology, given changes in the nature and extent of AIG's ownership interest. During the three- and nine-month periods ended September 30, 2012, transfers out of Level 3 primarily related to certain RMBS, ABS, investments in private placement corporate debt and private equity funds and hedge funds. Transfers out of Level 3 for certain RMBS were based on consideration of the market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers out of Level 3 for ABS and private placement corporate debt were primarily the result of AIG using observable pricing information that reflects the fair value of those securities without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market. The removal of fund-imposed redemption restrictions, as well as a fund investment no longer being carried at fair value, resulted in the transfer of hedge funds and private equity funds out of Level 3.

Transfers of Level 3 Liabilities

As AIG presents carrying values of its derivative positions on a net basis in the table above, transfers into Level 3 liabilities for the three- and nine-month periods ended September 30, 2012, primarily related to certain derivative

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

assets transferred out of Level 3 because of the presence of observable inputs on certain forward commitments and options. During the three- and nine-month periods ended September 30, 2012, certain notes payable were transferred out of Level 3 because input parameters for the pricing of these liabilities became more observable as a result of market movements and portfolio aging. There were no significant transfers of derivative liabilities out of Level 3 liabilities.

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

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2012	2011	2012	2011

September 30, 2012
Investment real estate	$–	$–	$311	$311	$–	$–	$–	$15
Other investments	–	–	1,534	1,534	97	181	273	526
Aircraft*	–	–	324	324	98	1,518	227	1,676
Other assets	–	1	18	19	–	–	9	–

Total	$–	$1	$2,187	$2,188	$195	$1,699	$509	$2,217

December 31, 2011
Investment real estate	$–	$–	$457	$457
Other investments	–	–	2,199	2,199
Aircraft	–	–	1,683	1,683
Other assets	–	–	4	4

Total	$–	$–	$4,343	$4,343

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

(in millions)	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(a)

Assets:
Corporate debt	$826	Discounted cash flow	Yield(b)	1.85% - 8.95% (5.40%)
Residential mortgage backed securities	10,867	Discounted cash flow	Constant prepayment rate(c)	0.00% - 10.58% (4.99%)
			Loss severity(c)	40.07% - 78.97% (59.52%)
			Constant default rate(c)	3.61% - 13.01% (8.31%)
			Yield(c)	2.69% - 9.53% (6.11%)
Certain CDO/ABS	1,866	Discounted cash flow	Constant prepayment rate(c)	0.00% - 39.55% (12.87%)
			Loss severity(c)	0.00% - 9.20% (0.78%)
			Constant default rate(c)	0.00% - 1.19% (0.13%)
			Yield(c)	0.84% - 4.85% (2.85%)
Commercial mortgage backed securities	3,051	Discounted cash flow	Yield(b)	0.00% - 27.34% (10.14%)
CDO/ABS – Direct		Binomial Expansion	Recovery rate(b)	3% - 65%
Investment Book	1,290	Technique (BET)	Diversity score(b)	4 - 37 (14)
			Weighted average life(b)	1.12 - 9.17 years (4.57 years)

Liabilities:
Policyholder contract deposits – GMWB	1,005	Discounted cash flow	Equity implied volatility(b)	6.0% - 40.0%
			Base lapse rates(b)	1.00% - 40.0%
			Dynamic lapse rates(b)	0.2% - 60.0%
			Mortality rates(b)	0.5% - 40.0%
			Utilization rates(b)	0.5% - 25.0%
Derivative Liabilities – Credit contracts	1,600	BET	Recovery rates(b)	3% - 36% (16%)
			Diversity score(b)	8 - 31 (13)
			Weighted average life(b)	5.02 - 8.40 years (6.08 years)

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The ranges of reported inputs for Corporate debt, RMBS, CDO/ABS, and commercial mortgage-backed securities (CMBS) valued using a discounted cash flow technique consist of plus/minus one standard deviation in either direction from the value-weighted average. The preceding table does not give effect to AIG's risk management practices that might offset risks inherent in these investments.

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

		September 30, 2012		December 31, 2011
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value or its equivalent	Unfunded Commitments	Fair Value Using Net Asset Value or its equivalent	Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,223	$821	$3,185	$945
Non-U.S.	Investments that focus primarily on Asian and European based buyouts, expansion capital, special situations, turnarounds, venture capital, mezzanine and distressed opportunities strategies	173	31	165	57
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	309	32	316	39
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled	172	37	182	42
Other	Real estate, energy, multi-strategy, mezzanine, and industry-focused strategies	364	145	252	98

Total private equity funds		4,241	1,066	4,100	1,181

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	894	2	774	2
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,139	–	927	–
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	248	–	173	–
Distressed	Securities of companies that are already in default, under bankruptcy protection or troubled	367	–	272	10
Other	Non-U.S. companies, futures and commodities, relative value, and multi-strategy and industry-focused strategies	604	–	627	–

Total hedge funds		3,252	2	2,773	12

Total		$7,493	$1,068	$6,873	$1,193

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Private equity fund investments included above are not redeemable, as distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager's discretion, typically in one or two year increments. At September 30, 2012, assuming average original expected lives of 10 years for the funds, 42 percent of the total fair value using net asset value or its equivalent above would have expected remaining lives of less than three years, 56 percent between three and seven years and 2 percent between seven and 10 years.

At September 30, 2012, hedge fund investments included above are redeemable monthly (11 percent), quarterly (31 percent), semi-annually (24 percent) and annually (34 percent), with redemption notices ranging from one day to 180 days. More than 60 percent of these hedge fund investments require redemption notices of less than 90 days. Investments representing approximately 54 percent of the value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various restrictions. The majority of these restrictions were put in place prior to 2009 and do not have stated end dates. The restrictions that have pre-defined end dates are generally expected to be lifted by the end of 2015. The partial restrictions relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which AIG elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Assets:
Mortgage and other loans receivable	$10	$(3)	$41	$(2)
Bonds and equity securities	875	(138)	1,782	1,299
Trading – ML II interest	–	(43)	246	32
Trading – ML III interest	330	(931)	2,888	(854)
Retained interest in AIA	527	(2,315)	1,829	268
Other, including Short-term investments	14	12	27	40

Liabilities:
Other long-term debt(a)	(86)	(265)	(750)	(821)
Other liabilities	(9)	84	(31)	(91)

Total gain (loss)(b)	$1,661	$(3,599)	$6,032	$(129)

(a)     Includes GIAs, notes, bonds, loans and mortgages payable.

(b)     Excludes discontinued operation gains or losses on instruments that were required to be carried at fair value. For instruments required to be carried at fair value, AIG recognized gains of $110 million and $664 million for the three and nine months ended September 30, 2012, respectively, and losses of $102 million and gains of $819 million for the three and nine months ended September 30, 2011, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected.

See Note 2(a) to the Consolidated Financial Statements in the 2011 Annual Report for additional information about AIG's policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

AIG recognized gains (losses) attributable to the observable effect of changes in credit spreads on AIG's own liabilities for which the fair value option was elected of $126 million of loss and $621 million of loss during the three-and nine-month periods ended September 30, 2012, respectively, and gain of $459 million and $475 million during the three- and nine-month periods ended September 30, 2011, respectively. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG's observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings for which the fair value option was elected:

	September 30, 2012			December 31, 2011
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$130	$140	$(10)	$107	$150	$(43)
Liabilities:
Other long-term debt*	$8,835	$6,483	$2,352	$10,766	$8,624	$2,142

*         Includes GIAs, notes, bonds, loans and mortgages payable.

At September 30, 2012 and December 31, 2011, there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

Sale of AIA Shares

On March 7, 2012, AIG sold approximately 1.72 billion ordinary shares of AIA Group Limited (AIA) for gross proceeds of approximately $6.0 billion. On September 11, 2012, AIG sold approximately 600 million ordinary shares of AIA for gross proceeds of approximately $2.0 billion. As a result of these sales, AIG's retained interest in AIA decreased from approximately 33 percent with a total carrying value of $12.4 billion at December 31, 2011 to approximately 14 percent with a total carrying value of $6.1 billion at September 30, 2012.

Fair Value Information About Financial Instruments Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of AIG's financial instruments not measured at fair value and indicates the level of the estimated fair value measurement based on the levels of the inputs used:

	Estimated Fair Value
					Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total

September 30, 2012
Assets:
Mortgage and other loans receivable	$–	$549	$20,099	$20,648	$19,200
Other invested assets	–	209	3,451	3,660	4,947
Short-term investments	–	15,257	–	15,257	15,257
Cash	1,608	–	–	1,608	1,608
Liabilities:
Policyholder contract deposits associated with investment-type contracts	–	138	126,671	126,809	107,119
Other liabilities	–	1,843	831	2,674	2,676
Long-term debt	18,229	50,605	1,792	70,626	64,913

December 31, 2011
Assets:
Mortgage and other loans receivable				$20,494	$19,382
Other invested assets				3,390	4,701
Short-term investments				16,657	16,659
Cash				1,474	1,474
Liabilities:
Policyholder contract deposits associated with investment-type contracts				122,125	106,950
Other liabilities				896	896
Long-term debt				61,295	64,487

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

September 30, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$4,049	$359	$–	$4,408	$–
Obligations of states, municipalities and political subdivisions	33,716	2,799	(51)	36,464	(23)
Non-U.S. governments	24,900	1,441	(43)	26,298	–
Corporate debt	134,977	15,755	(592)	150,140	125
Mortgage-backed, asset-backed and collateralized:
RMBS	32,343	3,231	(394)	35,180	1,109
CMBS	9,258	738	(514)	9,482	(112)
CDO/ABS	7,447	737	(242)	7,942	90

Total mortgage-backed, asset-backed and collateralized	49,048	4,706	(1,150)	52,604	1,087

Total bonds available for sale(b)	246,690	25,060	(1,836)	269,914	1,189

Equity securities available for sale:
Common stock	1,517	1,355	(50)	2,822	–
Preferred stock	65	28	–	93	–
Mutual funds	94	12	–	106	–

Total equity securities available for sale	1,676	1,395	(50)	3,021	–

Other invested assets carried at fair value(c)	6,491	1,756	(25)	8,222	–

Total	$254,857	$28,211	$(1,911)	$281,157	$1,189

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$5,661	$418	$(1)	$6,078	$–
Obligations of states, municipalities and political subdivisions	35,017	2,554	(73)	37,498	(28)
Non-U.S. governments	24,843	994	(102)	25,735	–
Corporate debt	134,699	11,844	(1,725)	144,818	115
Mortgage-backed, asset-backed and collateralized:
RMBS	34,780	1,387	(1,563)	34,604	(716)
CMBS	8,449	470	(973)	7,946	(276)
CDO/ABS	7,321	454	(473)	7,302	49

Total mortgage-backed, asset-backed and collateralized	50,550	2,311	(3,009)	49,852	(943)

Total bonds available for sale(b)	250,770	18,121	(4,910)	263,981	(856)

Equity securities available for sale:
Common stock	1,682	1,839	(100)	3,421	–
Preferred stock	83	60	–	143	–
Mutual funds	55	6	(1)	60	–

Total equity securities available for sale	1,820	1,905	(101)	3,624	–

Other invested assets carried at fair value(c)	5,155	1,611	(269)	6,497	–

Total	$257,745	$21,637	$(5,280)	$274,102	$(856)

(a)      Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)      At September 30, 2012 and December 31, 2011, bonds available for sale held by AIG that were below investment grade or not rated totaled $28.9 billion and $24.2 billion, respectively.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on AIG's available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

September 30, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$68	$–	$–	$–	$68	$–
Obligations of states, municipalities and political subdivisions	457	30	197	21	654	51
Non-U.S. governments	1,067	14	512	29	1,579	43
Corporate debt	6,383	168	5,121	424	11,504	592
RMBS	659	14	2,012	380	2,671	394
CMBS	193	28	1,786	486	1,979	514
CDO/ABS	143	3	1,779	239	1,922	242

Total bonds available for sale	8,970	257	11,407	1,579	20,377	1,836

Equity securities available for sale:
Common stock	313	45	37	5	350	50
Preferred stock	–	–	–	–	–	–
Mutual funds	4	–	1	–	5	–

Total equity securities available for sale	317	45	38	5	355	50

Total	$9,287	$302	$11,445	$1,584	$20,732	$1,886

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$142	$1	$–	$–	$142	$1
Obligations of states, municipalities and political subdivisions	174	1	669	72	843	73
Non-U.S. governments	3,992	67	424	35	4,416	102
Corporate debt	18,099	937	5,907	788	24,006	1,725
RMBS	10,624	714	4,148	849	14,772	1,563
CMBS	1,697	185	1,724	788	3,421	973
CDO/ABS	1,680	50	1,682	423	3,362	473

Total bonds available for sale	36,408	1,955	14,554	2,955	50,962	4,910

Equity securities available for sale:
Common stock	608	100	–	–	608	100
Preferred stock	6	–	–	–	6	–
Mutual funds	2	1	–	–	2	1

Total equity securities available for sale	616	101	–	–	616	101

Total	$37,024	$2,056	$14,554	$2,955	$51,578	$5,011

At September 30, 2012, AIG held 3,444 and 254 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,679 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months. AIG did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2012, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities. In performing this evaluation, management considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, management performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contractual Maturities of Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Available for Sale Securities		Fixed Maturity Securities in a Loss Position
September 30, 2012 (in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$11,080	$11,289	$837	$830
Due after one year through five years	54,288	57,505	4,143	4,009
Due after five years through ten years	70,835	78,191	4,058	3,845
Due after ten years	61,439	70,325	5,453	5,121
Mortgage-backed, asset-backed and collateralized	49,048	52,604	7,722	6,572

Total	$246,690	$269,914	$22,213	$20,377

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or redemptions of AIG's available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturity securities	$943	$82	$612	$11	$2,308	$121	$1,462	$104
Equity securities	38	22	30	10	503	26	178	18

Total	$981	$104	$642	$21	$2,811	$147	$1,640	$122

For the three- and nine-month periods ended September 30, 2012, the aggregate fair value of available for sale securities sold was $8.8 billion and $30.3 billion, respectively, which resulted in net realized capital gains of $0.9 billion, and $2.7 billion, respectively. For the three- and nine-month periods ended September 30, 2011, the aggregate fair value of available for sale securities sold was $9.0 billion and $33.1 billion, respectively, which resulted in net realized capital gains of $621 million and $1.5 billion, respectively.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Trading Securities

The following table presents the fair value of AIG's trading securities:

	September 30, 2012		December 31, 2011
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

Fixed maturities:
U.S. government and government sponsored entities	$7,708	31%	$7,504	31%
Non-U.S. governments	2	–	35	–
Corporate debt	1,318	5	816	3
State, territories and political subdivisions	81	–	257	1
Mortgage-backed, asset-backed and collateralized:
RMBS	1,471	6	1,648	7
CMBS	2,102	9	1,837	7
CDO/ABS and other collateralized*	12,147	49	5,282	22

Total mortgage-backed, asset-backed and collateralized	15,720	64	8,767	36
ML II	–	–	1,321	5
ML III	8	–	5,664	23

Total fixed maturities	24,837	100	24,364	99

Equity securities	98	–	125	1

Total	$24,935	100%	$24,489	100%

*         Includes securities with a fair value of approximately $7.1 billion purchased through the FRBNY's auction of ML III assets.

Maiden Lane III

The FRBNY completed the liquidation of ML III assets during the third quarter of 2012 and substantially all of the sales proceeds have been distributed in accordance with the priority of payments of the transaction. In the three-and nine-month periods ended September 30, 2012, AIG received total payments of approximately $8.47 billion and $8.54 billion, respectively, which included contractual and additional distributions and AIG's original $5.0 billion equity interest in ML III.

Through the nine months ended September 30, 2012, AIG purchased securities with a fair value of approximately $7.1 billion through the FRBNY's auction of ML III assets.

Evaluating Investments for Other-Than-Temporary Impairments

For a discussion of AIG's policy for evaluating investments for other-than-temporary impairments, see Note 7 to the Consolidated Financial Statements in the 2011 Annual Report.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Impairments

The following table presents a rollforward of the cumulative credit loss component of other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities held by AIG, and includes structured, corporate, municipal and sovereign fixed maturity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Balance, beginning of period	$6,090	$6,396	$6,504	$6,786
Increases due to:
Credit impairments on new securities subject to impairment losses	–	169	172	254
Additional credit impairments on previously impaired securities	45	222	421	457
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(297)	(133)	(815)	(458)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	(5)	–	(5)	–
Accretion on securities previously impaired due to credit*	(215)	(148)	(668)	(355)
Hybrid securities with embedded credit derivatives reclassified to Bond trading securities	–	–	–	(179)
Other	(3)	–	6	1

Balance, end of period	$5,615	$6,506	$5,615	$6,506

*         Represents accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities as well as the accretion due to the passage of time.

Purchased Credit Impaired (PCI) Securities

In the second quarter of 2011, AIG began purchasing certain RMBS securities that had experienced deterioration in credit quality since their issuance. Management determined, based on its expectations as to the timing and amount of cash flows expected to be received, that it was probable at acquisition that AIG would not collect all contractually required payments for these PCI securities, including both principal and interest and considering the effects of prepayments. At acquisition, the timing and amount of the undiscounted future cash flows expected to be received on each PCI security was determined based on management's best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. At acquisition, the difference between the undiscounted expected future cash flows of the PCI securities and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over their remaining lives on a level-yield basis. Additionally, the difference between the contractually required payments on the PCI securities and the undiscounted expected future cash flows represents the non-accretable difference at acquisition. Over time, based on actual payments received and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change, as discussed further below.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present information on AIG's PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition

Contractually required payments (principal and interest)	$18,315
Cash flows expected to be collected*	14,286
Recorded investment in acquired securities	9,128

*         Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	September 30, 2012	December 31, 2011

Outstanding principal balance	$11,957	$10,119
Amortized cost	7,743	7,006
Fair value	8,734	6,535

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Balance, beginning of period	$4,950	$2,276	$4,135	$–
Newly purchased PCI securities	114	306	1,532	2,688
Disposals	(130)	–	(298)	–
Accretion	(165)	(119)	(510)	(194)
Effect of changes in interest rate indices	(39)	(46)	(200)	(54)
Net reclassification (to) from non-accretable difference, including effects of prepayments	53	(93)	124	(116)

Balance, end of period	$4,783	$2,324	$4,783	$2,324

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

Under the secured financing transactions described above, securities available for sale with a fair value of $6.3 billion and $2.3 billion at September 30, 2012 and December 31, 2011, respectively, and trading securities with a fair value of $2.4 billion and $2.8 billion at September 30, 2012 and December 31, 2011, respectively, were pledged to counterparties.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Prior to January 1, 2012, in the case of repurchase agreements where AIG did not obtain collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities during the term of the contract (generally less than 90 percent of the security value), AIG accounted for the transaction as a sale of the security and reported the obligation to repurchase the security as a derivative contract. Effective January 1, 2012, the level of collateral received by the transferor in a repurchase agreement or similar arrangement is no longer relevant in determining whether the transaction should be accounted for as a sale. There were no repurchase agreements accounted for as sales as of September 30, 2012. The fair value of securities transferred under repurchase agreements accounted for as sales was $ 2.1 billion at December 31, 2011.

AIG also enters into agreements in which securities are purchased by AIG under agreements to resell (reverse repurchase agreements), which are accounted for as secured financing transactions and reported as short-term investments or other assets, depending on their terms. For these transactions, AIG takes possession of or obtains a security interest in the related securities, and AIG has the right to sell or repledge this collateral received. The fair value of securities collateral pledged to AIG was $7.5 billion and $6.8 billion at September 30, 2012 and December 31, 2011, respectively, of which $1.7 billion and $122 million was repledged by AIG.

Insurance – Statutory and Other Deposits

Total carrying values of cash and securities deposited by AIG's insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance agreements, were $9.0 billion and $9.8 billion at September 30, 2012 and December 31, 2011, respectively.

Other Pledges

Certain AIG subsidiaries are members of Federal Home Loan Banks (FHLBs), and such membership requires the members to own stock in these FHLBs. AIG subsidiaries owned an aggregate of $84 million and $77 million of stock in FHLBs at September 30, 2012 and December 31, 2011, respectively. To the extent an AIG subsidiary borrows from the FHLB, its ownership interest in the stock of FHLBs will be pledged to the FHLB. In addition, AIG subsidiaries have pledged securities available for sale with a fair value of $95 million at September 30, 2012, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by AIG upon a downgrade of AIG's long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations approximated $4.7 billion and $5.1 billion at September 30, 2012 and December 31, 2011, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

6. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable:

(in millions)	September 30, 2012	December 31, 2011

Commercial mortgages*	$13,679	$13,554
Life insurance policy loans	2,962	3,049
Commercial loans, other loans and notes receivable	3,177	3,626

Total mortgage and other loans receivable	19,818	20,229
Allowance for losses	(488)	(740)

Mortgage and other loans receivable, net	$19,330	$19,489

*         Commercial mortgages primarily represent loans for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 23 percent and 15 percent at September 30, 2012 and December 31, 2011, respectively). Over 99 percent of the commercial mortgages were current as to payments of principal and interest at September 30, 2012 and December 31, 2011.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the credit quality indicators for commercial mortgages:

September 30, 2012 (dollars in millions)	Number of Loans	Class							Percent of Total $
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total

Credit Quality Indicator:
In good standing	1,000	$1,582	$4,808	$2,577	$1,795	$1,064	$1,383	$13,209	97%
Restructured(a)	8	49	206	7	8	–	22	292	2
90 days or less delinquent	2	–	–	26	–	–	–	26	–
90 days delinquent or in process of foreclosure	15	–	64	1	–	–	87	152	1

Total(b)	1,025	$1,631	$5,078	$2,611	$1,803	$1,064	$1,492	$13,679	100%

Valuation allowance		$5	$99	$17	$28	$1	$43	$193	1%

(a)     Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 8 to the Consolidated Financial Statements in the 2011 Annual Report.

(b)     Does not reflect valuation allowances.

Allowance for Credit Losses

See Note 8 to the Consolidated Financial Statements in the 2011 Annual Report for a discussion of AIG's accounting policy for evaluating mortgage and other loans receivable for impairment.

	2012			2011
Nine Months Ended September 30, (in millions)
	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total

Allowance, beginning of year	$305	$435	$740	$470	$408	$878
Loans charged off	(12)	(164)	(176)	(40)	(46)	(86)
Recoveries of loans previously charged off	6	–	6	36	–	36

Net charge-offs	(6)	(164)	(170)	(4)	(46)	(50)
Provision for loan losses	(106)	31	(75)	(62)	50	(12)
Other	–	(7)	(7)	(55)	–	(55)

Allowance, end of period	$193 *	$295	$488	$349 *	$412	$761

*         Of the total, $38 million and $105 million relates to individually assessed credit losses on $332 million and $570 million of commercial mortgage loans as of September 30, 2012 and 2011, respectively.

As of September 30, 2012, there were no significant loans held by AIG that had been modified in a troubled debt restructuring during 2012.

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

Exposure to Loss

AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of commitments to real estate and investment funds, was $0.3 billion and $0.4 billion at September 30, 2012 and December 31, 2011, respectively.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's total assets and total liabilities associated with its variable interests in consolidated VIEs:

	VIE Assets(a)			VIE Liabilities
(in billions)	September 30, 2012		December 31, 2011	September 30, 2012	December 31, 2011

AIA/ALICO SPVs	$0.6	(b)	$14.2	$0.1	$0.1
Real estate and investment funds(c)	1.1		1.5	0.3	0.4
Structured investment vehicles	1.6		1.0	0.1	–
Affordable housing partnerships	2.3		2.5	.2	0.1
Other	3.3		3.6	1.0	2.0

Total	$8.9		$22.8	$1.7	$2.6

(a)     The assets of each VIE can be used only to settle specific obligations of that VIE.

(b)     Decrease primarily due to the retirement of the preferred interests held by the Department of the Treasury in the special purpose vehicle that held the proceeds of the initial public offering of AIA (such SPV, the AIA SPV and such preferred interests, the AIA SPV Preferred Interests). As a result, the AIA SPV no longer qualified as a VIE. Assets include $600 million of cash held in escrow pursuant to the terms of the American Life Insurance Company (ALICO) stock purchase agreement between AIG and MetLife, Inc. (MetLife). See Note 9 herein for further discussion of the escrow arrangement.

(c)     At both September 30, 2012 and December 31, 2011, off-balance sheet exposure with respect to real estate and investments funds was $0.1 billion.

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

The following table presents total assets of unconsolidated VIEs in which AIG holds a variable interest, as well as AIG's maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in billions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total

September 30, 2012
Real estate and investment funds	$14.3	$1.8	$0.2	$2.0
Affordable housing partnerships	0.5	0.5	–	0.5
Other	1.1	0.1	–	0.1

Total	$15.9	$2.4	$0.2	$2.6

December 31, 2011
Real estate and investment funds	$18.3	$2.1	$0.3	$2.4
Affordable housing partnerships	0.6	0.6	–	0.6
Maiden Lane II and III interests	27.1	7.0	–	7.0
Other	1.5	–	–	–

Total	$47.5	$9.7	$0.3	$10.0

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Balance Sheet Classification

AIG's interests in the assets and liabilities of consolidated and unconsolidated VIEs were classified in the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
(in billions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

Assets:
Available for sale securities	$0.5	$0.4	$–	$–
Trading securities	1.0	1.3	0.1	7.1
Mortgage and other loans receivable	0.5	0.5	–	–
Other invested assets*	4.3	17.2	2.3	2.6
Other asset accounts	2.6	3.4	–	–

Total	$8.9	$22.8	$2.4	$9.7

Liabilities:
Other long-term debt	$0.9	$1.7	$–	$–
Other liability accounts	0.8	0.9	–	–

Total	$1.7	$2.6	$–	$–

*         Decrease primarily due to the retirement of the AIA SPV Preferred Interests. See Note 1 herein for further discussion.

For information on RMBS, CMBS, and other ABS, see Notes 4 and 5 herein. For additional information on ABS and VIEs, see Notes 6, 7, and 11 to the Consolidated Financial Statements in the 2011 Annual Report.

8. DERIVATIVES AND HEDGE ACCOUNTING

AIG uses derivatives and other financial instruments as part of its financial risk management programs and as part of its investment operations. AIGFP had also transacted in derivatives as a dealer and had acted as an intermediary between the relevant AIG subsidiary and the counterparty. AIG Markets, Inc. (AIG Markets) has largely replaced AIGFP in acting as an intermediary between AIG subsidiaries and the external counterparties. Global Capital Markets (GCM), included in AIG's Other operations, consists of the operations of AIG Markets and the remaining derivatives portfolio of AIGFP.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the notional amounts and fair values of AIG's derivative instruments:

	September 30, 2012				December 31, 2011
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)

Derivatives designated as hedging instruments:
Interest rate contracts(b)	$–	$–	$366	$24	$–	$–	$481	$38
Foreign exchange contracts	–	–	–	–	–	–	180	1
Derivatives not designated as hedging instruments:
Interest rate contracts(b)	66,896	7,285	68,939	6,522	72,660	8,286	73,248	6,870
Foreign exchange contracts	5,080	53	2,969	166	3,278	145	3,399	178
Equity contracts(c)	5,546	264	22,714	1,479	4,748	263	18,911	1,126
Commodity contracts	633	142	626	143	691	136	861	146
Credit contracts	167	60	17,618	2,349	407	89	25,857	3,366
Other contracts(d)	19,092	68	1,610	276	24,305	741	2,125	372

Total derivatives not designated as hedging instruments	97,414	7,872	114,476	10,935	106,089	9,660	124,401	12,058

Total derivatives	$97,414	$7,872	$114,842	$10,959	$106,089	$9,660	$125,062	$12,097

(a)     Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)     Includes cross currency swaps.

(c)     Notional amount of derivative liabilities and fair values of derivative liabilities include $22 billion and $1.3 billion, respectively, at September 30, 2012, and $18.3 billion and $0.9 billion, respectively, at December 31, 2011, related to bifurcated embedded derivatives. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheet.

(d)     Consist primarily of contracts with multiple underlying exposures.

The following table presents the fair values of derivative assets and liabilities in the Consolidated Balance Sheet:

	September 30, 2012				December 31, 2011
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

Global Capital Markets derivatives	$87,274	$6,827	$85,934	$8,428	$94,036	$8,472	$98,442	$10,021
All other derivatives(a)	10,140	1,045	28,908	2,531	12,053	1,188	26,620	2,076

Total derivatives, gross	$97,414	7,872	$114,842	10,959	$106,089	9,660	$125,062	12,097

Counterparty netting(b)		(3,219)		(3,219)		(3,660)		(3,660)
Cash collateral(c)		(1,197)		(2,118)		(1,501)		(2,786)

Total derivatives, net		3,456		5,622		4,499		5,651

Less: Bifurcated embedded derivatives		–		1,308		–		918

Total derivatives on consolidated balance sheet		$3,456		$4,314		$4,499		$4,733

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

Collateral posted by AIG to third parties for derivative transactions was $4.6 billion and $4.7 billion at September 30, 2012 and December 31, 2011, respectively. This collateral can generally be repledged or resold by the counterparties. Collateral obtained by AIG from third parties for derivative transactions was $1.5 billion and $1.6 billion at September 30, 2012 and December 31, 2011, respectively. This collateral can generally be repledged or resold by AIG.

Hedge Accounting

AIG designated certain derivatives entered into by GCM with third parties as cash flow hedges of certain debt issued by ILFC and designated certain derivatives entered into by AIG's insurance subsidiaries with third parties as fair value hedges of available-for-sale investment securities held by such subsidiaries. The fair value hedges include foreign currency forwards designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. With respect to the cash flow hedges, interest rate swaps were designated as hedges of the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate.

AIG uses foreign currency denominated debt as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG's non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. For the three- and nine-month periods ended September 30, 2012, AIG recognized losses of $70 million and $13 million, respectively, and for the three- and nine-month periods ended September 30, 2011, AIG recognized losses of $1 million and $36 million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the effect of AIG's derivative instruments in fair value hedging relationships in the Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Interest rate contracts(a):
Loss recognized in earnings on derivatives	$–	$–	$(2)	$(3)
Gain recognized in earnings on hedged items(b)	19	39	99	127
Loss recognized in earnings for ineffective portion and amount excluded from effectiveness testing	–	–	–	(1)

(a)     Gains and losses recognized in earnings for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital gains (losses). Includes immaterial amounts related to foreign exchange contracts.

(b)     Includes $18 million and 39 million, for the three-month periods ended September 30, 2012 and 2011, respectively, and $97 million and $125 million, for the nine-month periods ended September 30, 2012 and 2011, respectively, representing the amortization of debt basis adjustment following the discontinuation of hedge accounting recorded in Other income and Net realized capital gains (losses).

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of AIG's derivative instruments in cash flow hedging relationships in the Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Interest rate contracts(a):
Loss recognized in OCI on derivatives	$(1)	$(2)	$(2)	$(5)
Loss reclassified from Accumulated OCI into earnings(b)	(4)	(15)	(13)	(49)

(a)     Gains and losses reclassified from Accumulated other comprehensive income are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital gains (losses).

(b)     The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income until earnings are affected by the variability of cash flows in the hedged item. At September 30, 2012, $15 million of the deferred net loss in Accumulated other comprehensive income is expected to be recognized in earnings during the next 12 months.

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments in the Consolidated Statement of Operations:

	Gains (Losses) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

By Derivative Type:
Interest rate contracts(a)	$(220)	$523	$(208)	$270
Foreign exchange contracts	(93)	84	(3)	80
Equity contracts(b)	(206)	416	(601)	379
Commodity contracts	2	(1)	–	6
Credit contracts	200	(83)	414	218
Other contracts	(4)	(741)	(56)	(741)

Total	$(321)	$198	$(454)	$212

By Classification:
Policy fees	$42	$29	$115	$80
Net investment income	–	2	1	6
Net realized capital gains (losses)	(183)	(163)	(843)	13
Other income (losses)	(180)	330	273	113

Total	$(321)	$198	$(454)	$212

(a)     Includes cross currency swaps.

(b)     Includes embedded derivative losses of $75 million and $812 million for the three-month periods ended September 30, 2012 and 2011, respectively, and embedded derivatives losses of $268 million and $807 million, for the nine-month periods ended September 30, 2012 and 2011, respectively.

Global Capital Markets Derivatives

GCM enters into derivatives to mitigate market risk in its exposures (interest rates, currencies, commodities, credit and equities) arising from its transactions. At September 30, 2012, GCM has entered into credit derivative

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

transactions with respect to $81 million of securities to economically hedge its credit risk. In most cases, GCM has not hedged its exposures related to the credit default swaps it has written.

GCM follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, thereby offsetting a significant portion of the unrealized appreciation and depreciation

Super Senior Credit Default Swaps

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)(c)
			Fair Value of Derivative (Asset) Liability at(b)(c)
	Net Notional Amount(a)				Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
(in millions)					2012	2011	2012	2011

Regulatory Capital:
Corporate loans	$898	$1,830	$–	$–	$–	$–	$–	$–
Prime residential mortgages	139	3,653	–	–	–	–	–	6
Other	–	887	–	9	6	(10)	9	–

Total	1,037	6,370	–	9	6	(10)	9	6

Arbitrage:
Multi-sector CDOs(d)	4,363	5,476	2,183	3,077	142	47	336	230
Corporate debt/CLOs(e)	11,707	11,784	74	127	42	(33)	53	11

Total	16,070	17,260	2,257	3,204	184	14	389	241

Mezzanine tranches	–	989	–	10	14	(1)	3	(15)

Total	$17,107	$24,619	$2,257	$3,223	$204	$3	$401	$232

(a)     Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)     Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)     Includes credit valuation adjustment gains (losses) of $(12) million and $25 million in the three-month periods ended September 30, 2012 and 2011, respectively, and $(36) million and $27 million in the nine-month periods ended September 30, 2012 and 2011, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)     During the nine-month period ended September 30, 2012, a super senior CDS transaction with a net notional amount of $470 million was terminated at approximately its fair value at the time of termination. As a result, a $416 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During the nine-month period ended September 30, 2012, $142 million was paid to counterparties with respect to multi-sector CDOs. Upon payment, a $142 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $3.7 billion and $4.6 billion in net notional amount of credit default swaps written with cash settlement provisions at September 30, 2012 and December 31, 2011, respectively.

(e)     Corporate debt/CLOs include $1.2 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both September 30, 2012 and December 31, 2011.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The expected weighted average maturity of the super senior credit derivative portfolios as of September 30, 2012 was less than one year for both the regulatory capital corporate loan portfolio and the regulatory capital prime residential mortgage portfolio, 5.8 years for the multi-sector CDO arbitrage portfolio and 3.4 years for the corporate debt/CLO portfolio.

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

Written Single Name Credit Default Swaps

Credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits have also been entered into with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long-short strategy to earn the net spread between CDS written and purchased. At September 30, 2012, the net notional amount of these written CDS contracts was $633 million, including ABS CDS transactions purchased from a liquidated multi-sector super senior CDS transaction. These exposures have been partially hedged by purchasing offsetting CDS contracts of $52 million in net notional amount. The net unhedged position of $581 million represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 3.0 years. At September 30, 2012, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $72 million.

Upon a triggering event (e.g., a default) with respect to the underlying credit, the option would normally exist to either settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

These CDS contracts were written under ISDA Master Agreements. The majority of these ISDA Master Agreements include CSAs that provide for collateral postings at various ratings and threshold levels. At September 30, 2012, collateral posted by AIG under these contracts was $85 million prior to offsets for other transactions.

All Other Derivatives

AIG's businesses other than GCM also use derivatives and other instruments as part of their financial risk management. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and options) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities. The derivatives are effective economic hedges of the exposures that they are meant to offset.

In addition to hedging activities, AIG also enters into derivative instruments with respect to investment operations, which include, among other things, credit default swaps and purchasing investments with embedded derivatives, such as equity-linked notes and convertible bonds.

Credit Risk-Related Contingent Features

The aggregate fair value of AIG's derivative instruments that contain credit risk-related contingent features that were in a net liability position at September 30, 2012, was approximately $4.0 billion. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2012, was $4.4 billion.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AIG estimates that at September 30, 2012, based on AIG's outstanding financial derivative transactions a one-notch downgrade of AIG's long-term senior debt ratings to BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody's Investors' Services, Inc. (Moody's) and an additional one-notch downgrade to BBB by S&P would result in approximately $125 million in additional collateral postings and termination payments and a further one-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $165 million in additional collateral postings and termination payments. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of September 30, 2012. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Management's estimates are also based on the assumption that counterparties will terminate based on their net exposure to AIG. The actual termination payments could significantly differ from management's estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

AIG elects to account for its investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. AIG's investments in these hybrid securities are reported as Bond trading securities in the Consolidated Balance Sheet. The fair value of these hybrid securities was $7.0 billion at September 30, 2012. These securities have a current par amount of $15.4 billion and have remaining stated maturity dates that extend to 2052.

9. CONTINGENCIES, COMMITMENTS AND GUARANTEES

In the normal course of business, various contingent liabilities and commitments are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

AIG recorded an increase in its estimated litigation liability of approximately $15 million and $742 million in the three and nine-month periods ended September 30, 2012 based on developments in several actions.

Although AIG cannot currently quantify its ultimate liability for unresolved litigation and investigation matters, including those referred to below, it is possible that such liability could have a material adverse effect on AIG's consolidated financial condition or its consolidated results of operations or consolidated cash flows for an individual reporting period.

Legal Contingencies

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

On November 18, 2011, January 20, 2012, June 11, 2012, and August 8, 2012, four separate, though similar, securities actions were brought against AIG and certain directors and officers of AIG and AIGFP by the Kuwait Investment Authority, various Oppenheimer Funds, eight foreign funds and investment entities led by the British Coal Staff Superannuation Scheme, and Pacific Life Funds and Pacific Select Fund.

As of November 1, 2012, no discussions concerning potential damages have occurred and the plaintiffs have not formally specified an amount of alleged damages in their respective actions. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from these litigations.

ERISA Actions – Southern District of New York.    Between June 25, 2008, and November 25, 2008, AIG, certain directors and officers of AIG, and members of AIG's Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. The Court subsequently consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II. On September 4, 2012, lead plaintiffs' counsel filed a second

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of certain benefit plans of AIG and its subsidiaries that offered shares of AIG Common Stock. In the consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants' purported failure to monitor and/or disclose certain matters, including the Subprime Exposure Issues.

As of November 1, 2012, plaintiffs have not formally specified an amount of alleged damages, discovery is ongoing, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

On August 10, 2011 and August 15, 2011, the plaintiff that brought the Consolidated 2007 Derivative Litigation sent letters to the Board demanding that the Board cause AIG to pursue the claims asserted in the Consolidated 2007 Derivative Litigation. On September 13, 2011, the Board rejected the demand.

On March 20, 2009, a purported shareholder derivative complaint alleging similar claims as the Consolidated 2007 Derivatives Litigation was filed in the Supreme Court of New York County naming as defendants certain directors and officers of AIG and recipients of AIGFP retention payments. The complaint has not been served on any defendant.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In plaintiff's proposed statement of claim, plaintiff alleged general and special damages of $500 million and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of November 1, 2012 the Court has not determined whether it has jurisdiction or granted plaintiff's application to file a statement of claim, no merits discovery has occurred and the action has been stayed. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Starr International Litigation

On November 21, 2011, Starr International Company, Inc. (SICO) filed a complaint against the United States in the United States Court of Federal Claims (the Court of Federal Claims), bringing claims, both individually and on behalf of all others similarly situated and derivatively on behalf of AIG (the Starr Treasury Action). The complaint challenges the government's assistance of AIG, pursuant to which AIG entered into the FRBNY Credit Facility and the United States received an approximately 80 percent ownership in AIG. The complaint alleges that the interest rate imposed on AIG and the appropriation of approximately 80 percent of AIG's equity was discriminatory, unprecedented, and inconsistent with liquidity assistance offered by the government to other comparable firms at the time and violated the Equal Protection, Due Process, and Takings Clauses of the U.S. Constitution.

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

On January 31, 2012 and February 1, 2012, amended complaints were filed in the Court of Federal Claims and the Southern District of New York, respectively. On March 1, 2012, the United States filed a motion to dismiss the amended complaint in the Court of Federal Claims. On April 2, 2012, the FRBNY filed its motion to dismiss the amended complaint in the Southern District of New York. On July 2, 2012, the Court of Federal Claims issued an opinion largely denying the United States' motion to dismiss and allowing most of SICO's claims to proceed. The United States filed an answer on July 30, 2012. On August 9, 2012, the United States filed a motion for reconsideration of the Court of Federal Claim's July 2, 2012 Order. On August 22, 2012, the United States filed a renewed motion to dismiss and stay. On September 13, 2012, and September 17, 2012, the Court of Federal Claims denied the United States' renewed motion to dismiss and stay and motion for reconsideration, respectively. Discovery is proceeding in the Court of Federal Claims.

In both of the actions commenced by SICO, the only claims naming AIG as a party are derivative claims on behalf of AIG. On September 21, 2012, SICO made a pre-litigation demand on AIG's Board demanding that AIG pursue the derivative claims in both actions. AIG has informed the Court of Federal Claims and the Southern District of New York that AIG's Board expects to make a decision on Starr's demand by the end of January 2013.

The United States has alleged, as an affirmative defense in its answer, that AIG is obligated to indemnify the FRBNY and its representatives, including the Federal Reserve Board of Governors and the United States (as the FRBNY's principal), for any recovery in the Court of Federal Claims action, and seeks a contingent offset or recoupment for the value of net operating loss benefits the United States alleges that AIG received as a result of the government's assistance to AIG. The FRBNY has also requested indemnification under the FRBNY Credit Facility from AIG in

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

connection with the action against it and from ML III under the Master Investment and Credit Agreement and the Amended and Restated Limited Liability Company Agreement of ML III.

Other Litigation Related to AIGFP

On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, Brookfield) filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At September 30, 2012, the estimated present value of expected future cash flows discounted at LIBOR was $1.5 billion, which represents AIG's maximum contractual loss from the alleged termination of the contract. It is AIG's position that no termination event has occurred and that the swap agreement remains in effect. A determination that a termination event has occurred could result in AIG losing its entitlement to all future payments under the swap agreement and result in a loss to AIG of the full value at which AIG is carrying the swap agreement.

Additionally, a determination that AIG triggered a "bankruptcy" event of default under the swap agreement could also, depending on the Court's precise holding, affect other AIG or AIGFP agreements that contain the same or similar default provisions. Such a determination could also affect derivative agreements or other contracts between third parties, such as credit default swaps under which AIG is a reference credit, which could affect the trading price of AIG securities. During the third quarter of 2011, beneficiaries of certain previously repaid AIGFP guaranteed investment agreements brought an action against AIG Parent and AIGFP making "bankruptcy" event of default allegations similar to those made by Brookfield. The Court subsequently issued a decision dismissing that action, which is currently on appeal.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

A portion of the total $1.64 billion originally placed in escrow was designated to satisfy certain regulatory and litigation liabilities related to workers' compensation premium reporting issues. The original workers' compensation escrow amount was approximately $338 million and was placed in an account established as part of the 2006 New York regulatory settlement and referred to as the Workers' Compensation Fund. Additional money was placed into escrow accounts as a result of subsequent litigation and regulatory settlements bringing the total workers' compensation escrow amount to approximately $597 million. Approximately $147 million was released from the workers' compensation escrow accounts in satisfaction of fines, penalties and premium tax obligations, which were imposed pursuant to a December 17, 2010 regulatory settlement agreement relating to workers' compensation premium reporting issues that was deemed final and effective on May 29, 2012. Following this disbursement, approximately $450 million remains in escrow and is specifically designated to satisfy class action liabilities related to workers' compensation premium reporting issues. This amount is included in Other assets at September 30, 2012.

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

The Consolidated 2004 Securities Litigation.    Beginning in October 2004, a number of putative securities fraud class action suits were filed in the Southern District of New York against AIG and consolidated as In re American International Group, Inc. Securities Litigation (the Consolidated 2004 Securities Litigation). Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the Consolidated 2004 Securities Litigation is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG's publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as C.V. Starr & Co., Inc. (Starr), SICO, General Reinsurance Corporation, and PricewaterhouseCoopers, LLP, among others. The lead plaintiff alleges, among other things, that AIG: (i) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (ii) concealed that it used "income smoothing" products and other techniques to inflate its earnings; (iii) concealed that it marketed and sold "income smoothing" insurance products to other companies; and (iv) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that Maurice R. Greenberg, AIG's former Chief Executive Officer, manipulated AIG's stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 20(a) and Section 20A of the Exchange Act.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On January 23, 2012, AIG and the Florida pension funds, who had brought a separate securities fraud action, executed a settlement agreement under which AIG paid $4 million.

On February 17, 2012 and March 6, 2012, two objectors appealed the final approval of the Settlement. On September 27, 2012, the two objectors withdrew their appeals with prejudice.

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

On August 16, 2010, the United States Court of Appeals for the Third Circuit (the Third Circuit) affirmed the dismissal of the Employee Benefits Complaint in its entirety, affirmed in part and vacated in part the District Court's dismissal of the Commercial Complaint, and remanded the case for further proceedings consistent with the opinion. On March 30, 2012, the District Court granted final approval of a settlement between AIG and certain other defendants on the one hand, and class plaintiffs on the other, which settled the claims asserted against those defendants in the Commercial Complaint. If that settlement becomes final, AIG will pay approximately $7 million of a total aggregate settlement amount of approximately $37 million. On April 27, 2012, notices of appeal of the District Court order granting final approval were filed in the Third Circuit.

A number of complaints making allegations similar to those in the Multi-District Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-District Litigation. These additional consolidated actions are still pending in the District of New Jersey. In the consolidated action The Heritage Corp. of South Florida v. National Union Fire Ins. Co. (Heritage), an individual plaintiff alleges damages "in excess of $75,000." Because discovery has not been completed and a precise amount of damages has not been specified, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Heritage litigation. On October 2, 2012, AIG settled the consolidated action Henley Management Co. v. Marsh, Inc. As of November 1, 2012, the plaintiff in Avery Dennison Corp. v. Marsh & McLennan Companies, Inc. (Avery), the remaining consolidated action has not formally specified an amount of alleged damages. AIG is therefore unable to reasonably estimate the possible loss or range of losses, if any, arising from this matter.

Finally, the AIG defendants have settled the four state court actions filed in Florida, New Jersey, Texas, and Kansas state courts, where plaintiffs had made similar allegations as those asserted in the Multi-District Litigation.

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

On February 28, 2012, the Court entered a final order and judgment approving a class action settlement between AIG and a group of intervening plaintiffs, made up of seven participating members of the NWCRP, which would require AIG to pay $450 million to satisfy all liabilities to the class members arising out of the workers' compensation premium reporting issues, a portion of which would be funded out of the remaining amount held in the Workers' Compensation Fund. Liberty Mutual filed papers in opposition to approval of the proposed settlement and in opposition to certification of a settlement class, in which it alleged AIG's actual exposure, should the class action continue through judgment, to be in excess of $3 billion. AIG disputes this allegation. Liberty Mutual, Safeco and Ohio Casualty subsequently appealed the Court's final order and judgment to the United States Court of Appeals for the Seventh Circuit, and that appeal is still pending.

The $450 million settlement amount, which is currently held in escrow pending final resolution of the class-action settlement, was funded in part from the approximately $191 million remaining in the Workers' Compensation Fund. In the event that the proposed class action settlement is not approved, the litigation will resume. As of September 30, 2012, AIG has an accrued liability equal to the amounts payable under the settlement.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

On August 15, 2012, the trial court entered an order granting plaintiffs' motion for class certification. AIG and the other defendants have appealed that order to the Alabama Supreme Court, and the case in the trial court will be stayed until that appeal is resolved. General discovery has not commenced and AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Regulatory Matters

AIG's life insurance companies have received industry-wide regulatory inquiries, including a multi-state audit and market conduct examination covering compliance with unclaimed property laws and a directive from the New York Insurance Department regarding claims settlement practices and other related state regulatory inquiries. AIG recorded an increase of $55 million in policyholders benefit reserves in the third quarter of 2012 in conjunction with the resolution of the multi-state examinations relating to the handling of unclaimed property and the use of the Social Security Death Master File (SSDMF) to identify potential claims not yet presented to AIG in the normal course of business. In addition, AIG paid an $11 million regulatory assessment to the various state insurance departments that are parties to the regulatory settlement to defray costs of their examinations and monitoring. Although AIG has enhanced its claims practices to include use of the SSDMF, it is possible that the settlement remediation requirements and/or remaining inquiries and other regulatory activity could result in the payment of additional death claims and additional escheatment of funds deemed abandoned under state laws. AIG believes it has adequately reserved for such claims, but there can be no assurance that the ultimate cost will not vary, perhaps materially, from its estimate. Additionally, state regulators are considering a variety of proposals that would require life insurance companies to take additional steps to identify unreported deceased policy holders.

The National Association of Insurance Commissioners Market Analysis Working Group, led by the states of Ohio and Iowa, is conducting a multi-state examination of certain accident and health products, including travel products, issued by National Union Fire Insurance Company of Pittsburgh, Pa. (National Union). The examination formally commenced in September 2010 after National Union, based on the identification of certain regulatory issues related to the conduct of its accident and health insurance business, including rate and form issues, producer licensing and appointment, and vendor management, requested that state regulators collectively conduct an examination of the regulatory issues in its accident and health business. In addition to Ohio and Iowa, the lead states in the multi-state examination are Minnesota, New Jersey and Pennsylvania, and currently a total of 39 states have agreed to participate in the multi-state examination. As part of the multi-state examination, the following Interim Consent Orders were entered into with Ohio: (a) on January 7, 2011, in which National Union agreed, on a nationwide basis, to cease marketing directly to individual bank customers accident/sickness policy forms that had been approved to be sold only as policies providing blanket coverage, and to certain related remediation and audit procedures and (b) on February 14, 2012, in which National Union agreed, on a nationwide basis, to limit outbound telemarketing to certain forms and rates. A Consent Order was entered into with Minnesota on February 10, 2012, in which National Union and Travel Guard Group Inc., an AIG subsidiary, agreed to (i) cease automatically enrolling Minnesota residents in certain insurance relating to air travel, (ii) pay a civil penalty to Minnesota of $250,000 and (iii) refund premium to Minnesota residents who were automatically enrolled in certain insurance relating to air travel. In early 2012, Chartis Inc., on behalf of itself, National Union, and certain of Chartis Inc.'s insurance and non-insurance companies (collectively, the Chartis parties) and the lead regulators agreed upon certain terms to resolve the multi-state examination. The terms include (i) payment of a civil penalty of up to $51 million, (ii) agreement to enter into a corrective action plan describing agreed-upon specific steps and standards for evaluating the Chartis parties' ongoing compliance with laws and regulations governing the regulatory issues identified in the examination, and (iii) agreement to pay a contingent fine in the event that the Chartis parties fail to substantially comply with the steps

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and standards agreed to in the corrective action plan. As of September 30, 2012, AIG has an accrued liability equal to the amount of the civil penalty under the proposed agreement. As the terms outlined above remain subject to agreement by the participating states and appropriate agreements or orders, AIG (i) can give no assurance that these terms will not change prior to a final resolution of the multi-state examination that is binding on all parties and (ii) cannot predict what other regulatory action, if any, will result from resolving the multi-state examination. There can be no assurance that any regulatory action resulting from the issues identified will not have a material adverse effect on AIG's consolidated results of operations for an individual reporting period, the ongoing operations of the business being examined, or on similar business written by other AIG carriers. National Union and other AIG companies are also currently subject to civil litigation relating to the conduct of their accident and health business, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

Industry-wide examinations conducted by the Minnesota Department of Insurance and the Department of Housing and Urban Development (HUD) on captive reinsurance practices by lenders and mortgage insurance companies, including UGC, have been ongoing for several years. Recently, the newly formed Consumer Financial Protection Bureau ("CFPB") assumed responsibility for violations of the Real Estate Settlement Procedures Act from HUD, and assumed HUD's aforementioned ongoing investigation. In June 2012, the CFPB issued a Civil Investigative Demand ("CID") to UGC and other mortgage insurance companies, requesting the production of documents and answers to written questions. The CFPB has agreed to toll the deadlines associated with the CID pending discussions that could resolve the investigation. UGC has received a proposed consent order from the Minnesota Commissioner of Commerce (the MN Commissioner) which alleges that UGC violated the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act and other state and federal laws in connection with its practices with captive reinsurance companies owned by lenders. UGC is currently engaged in discussions with the MN Commissioner with respect to the terms of the proposed consent order. UGC cannot predict if or when a consent order may be entered into or, if entered into, what the terms of the final consent order will be. UGC is also currently subject to civil litigation relating to its placement of reinsurance with captives owned by lenders, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

Other Contingencies

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Commitments

Flight Equipment

At September 30, 2012, ILFC had committed to purchase 233 new aircraft with aggregate estimated total remaining payments of approximately $17.7 billion, including seven aircraft through sale-leaseback transactions with airlines deliverable from 2012 through 2019. ILFC had also committed to purchase seven used aircraft and nine new spare engines. ILFC also has the right to purchase an additional 50 Airbus A320neo family narrowbody aircraft. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

Other Commitments

In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.4 billion at September 30, 2012.

Guarantees

Subsidiaries

AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP. AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP's business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at September 30, 2012 was $322 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AIG is unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, AIG believes that it is unlikely it will have to make any material payments related to completed sales under these arrangements, and no material liabilities related to these arrangements have been recorded in the Consolidated Balance Sheet. See Note 15 herein for additional information on sales of businesses and asset dispositions.

ALICO Sale

Pursuant to the terms of the American Life insurance Company (ALICO) stock purchase agreement, AIG has agreed to provide MetLife, Inc. (MetLife) with certain indemnities. The most significant remaining indemnities include:

•
Indemnifications related to specific product, investment, litigation and other matters that are excluded from the general representations and warranties indemnity. These indemnifications provide for various deductible amounts, which in certain cases are zero, and maximum exposures, which in certain cases are unlimited, and may extend for various periods after the completion of the sale.

•
Tax indemnifications related to insurance reserves that extend for taxable periods ending on or before December 31, 2013 and that are limited to an aggregate of $200 million, and certain other tax-related representations and warranties that extend to the expiration of the statute of limitations and are subject to an aggregate deductible of $50 million.

In connection with the indemnity obligations described above, as of September 30, 2012, approximately $600 million of proceeds from the sale of ALICO were on deposit in an escrow arrangement. Pursuant to a letter agreement between MetLife and AIG entered into on July 13, 2012, $950 million was released to AIG on August 31, 2012 instead of November 1, 2012 as originally provided under the ALICO stock purchase agreement. The amount required to be held in escrow declines to zero in May 2013, although indemnification claims then pending will reduce the amount that can be released to AIG.

AIG Star and AIG Edison Sale

Pursuant to the terms of the AIG Star and AIG Edison stock purchase agreement, AIG has agreed to provide Prudential Financial, Inc. with certain indemnities, the most significant of which is indemnification related to breaches of general representations and warranties that exceed 4.1 billion yen ($52.6 million at the September 30, 2012 exchange rate), with a maximum payout of 102 billion yen ($1.3 billion at the September 30, 2012 exchange rate). Except for certain specified representations and warranties that may have a longer survival period, the indemnification extends until November 1, 2012.

Other

•
See Note 7 herein for commitments and guarantees associated with VIEs.

•
See Note 8 herein for disclosures on derivatives.

•
See Note 14 herein for additional disclosures on guarantees of outstanding debt.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. TOTAL EQUITY

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Preferred Stock
	AIG Series E	AIG Series F	AIG Series C	AIG Series G	Common Stock Issued	Treasury Stock	Outstanding Shares

Nine Months Ended September 30, 2012
Shares, beginning of year	–	–	–	–	1,906,568,099	(9,746,617)	1,896,821,482
Issuances	–	–	–	–	44,567	658,549	703,116
Shares repurchased	–	–	–	–	–	(421,228,855)	(421,228,855)

Shares, end of period	–	–	–	–	1,906,612,666	(430,316,923)	1,476,295,743

Nine Months Ended September 30, 2011
Shares, beginning of year	400,000	300,000	100,000	–	147,124,067	(6,660,908)	140,463,159
Issuances	–	–	–	20,000	100,113,761	–	100,113,761
Settlement of equity unit stock purchase contracts	–	–	–	–	3,606,417	–	3,606,417
Shares exchanged*	(400,000)	(300,000)	(100,000)	–	1,655,037,962	(11,678)	1,655,026,284
Shares cancelled	–	–	–	(20,000)	–	–	–

Shares, end of period	–	–	–	–	1,905,882,207	(6,672,586)	1,899,209,621

*         See Note 1 to the Consolidated Financial Statements in the 2011 Annual Report for further discussion of shares exchanged in connection with the Recapitalization.

AIG Common Stock Offerings by the Department of the Treasury and AIG Repurchases of Shares

Through registered public offerings, the Department of the Treasury has reduced its ownership of AIG Common Stock from approximately 92 percent (1.7 billion shares) prior to the completion of the first registered public offering initiated by the Department of the Treasury as selling shareholder in May 2011 to approximately 15.9 percent (234.2 million shares) of AIG Common Stock at September 30, 2012.

During 2012, the Department of the Treasury, as selling shareholder, completed registered public offerings of AIG Common Stock on March 13 (the March Offering), May 10 (the May Offering), August 8 (the August Offering) and September 14 (the September Offering). AIG has participated as a purchaser in each of the 2012 offerings.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents certain information relating to these offerings:

		U.S. Treasury		AIG*
(dollars in millions, except share-price data)	Price	Shares Sold	Amount	Shares Purchased	Amount

May 2011 Offering	$29.00	200,000,000	$5,800	–	$–
2012 Offerings:
March Offering	29.00	206,896,552	6,000	103,448,276	3,000
May Offering	30.50	188,524,589	5,750	65,573,770	2,000
August Offering	30.50	188,524,590	5,750	98,360,656	3,000
September Offering	32.50	636,923,075	20,700	153,846,153	5,000

		1,420,868,806	$44,000	421,228,855	$13,000

*         Shares purchased by AIG in each of the 2012 offerings were purchased pursuant to AIG Board of Directors authorization.

Potential future repurchases by AIG of its shares will depend in part on the regulatory framework that will ultimately be applicable to AIG. This framework will depend on, among other things, AIG's status as a savings and loan holding company under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and whether AIG is determined to be a systemically important financial institution (SIFI).

Dividends

Payment of future dividends to AIG shareholders depends in part on the regulatory framework that will ultimately be applicable to AIG, including AIG's status as a savings and loan holding company under Dodd-Frank and whether AIG is determined to be a SIFI. In addition, dividends will be payable on AIG's Common Stock only when, as and if declared by the Board in its discretion, from funds legally available therefor. In considering whether to pay a dividend or repurchase shares of AIG Common Stock, the Board will take into account such matters as AIG's financial position, the performance of its businesses, its consolidated financial condition, results of operations and liquidity, available capital, the existence of investment opportunities, contractual, legal and regulatory restrictions on the payment of dividends by subsidiaries to AIG, rating agency considerations, including the potential effect on AIG's debt ratings, and such other factors as AIG's Board may deem relevant. AIG has not paid any cash dividends in 2011 or 2012.

See Note 18 to the Consolidated Financial Statements in the 2011 Annual Report for a discussion of restrictions on payments of dividends by AIG subsidiaries.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of Accumulated other comprehensive income:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Balance, December 31, 2011, net of tax	$(736)	$7,891	$(1,028)	$(17)	$(957)	$5,153
Change in unrealized appreciation of investments	2,045	7,901	–	–	–	9,946
Change in deferred acquisition costs adjustment and other	(37)	(866)	–	–	–	(903)
Change in future policy benefits	(71)	(438)	–	–	–	(509)
Change in foreign currency translation adjustments	–	–	(167)	–	–	(167)
Change in net derivative gains arising from cash flow hedging activities	–	–	–	11	–	11
Net actuarial gain	–	–	–	–	102	102
Prior service credit	–	–	–	–	(36)	(36)
Deferred tax asset (liability)	(810)	(1,980)	71	14	(5)	(2,710)

Total other comprehensive income (loss)	1,127	4,617	(96)	25	61	5,734
Noncontrolling interests	–	7	(7)	–	–	–

Balance, September 30, 2012, net of tax	$391	$12,501	$(1,117)	$8	$(896)	$10,887

Balance, December 31, 2010, net of tax	$(659)	$8,888	$298	$(34)	$(869)	$7,624
Cumulative effect of change in accounting principle	–	283	(364)	–	–	(81)

Change in unrealized appreciation of investments	149	5,607	–	–	–	5,756
Change in deferred acquisition costs adjustment and other	99	(679)	–	–	–	(580)
Change in future policy benefits	–	(1,665)	–	–	–	(1,665)
Change in foreign currency translation adjustments	–	–	428	–	–	428
Change in net derivative losses arising from cash flow hedging activities	–	–	–	45	–	45
Net actuarial loss	–	–	–	–	(943)	(943)
Prior service credit	–	–	–	–	395	395
Change attributable to divestitures and deconsolidations	23	(3,643)	(1,681)	–	260	(5,041)
Deferred tax asset (liability)	(166)	(574)	442	(31)	98	(231)

Total other comprehensive income (loss)	105	(954)	(811)	14	(190)	(1,836)
Acquisition of noncontrolling interest	–	43	62	–	(17)	88
Noncontrolling interests	3	(160)	4	–	–	(153)

Balance, September 30, 2011, net of tax	$(557)	$8,420	$(819)	$(20)	$(1,076)	$5,948

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three and nine months ended September 30, 2012 and 2011:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Three Months Ended September 30, 2012
Unrealized change arising during period	$922	$3,600	$258	$(1)	$1	$4,780
Less: Reclassification adjustments included in net income	16	198	–	(4)	(19)	191

Total other comprehensive income, before income tax expense (benefit)	906	3,402	258	3	20	4,589
Less: Income tax expense (benefit)	409	1,071	18	1	(9)	1,490

Total other comprehensive income, net of income tax expense (benefit)	$497	$2,331	$240	$2	$29	$3,099

Three Months Ended September 30, 2011
Unrealized change arising during period	$(235)	$2,067	$(529)	$(2)	$(576)	$725
Less: Reclassification adjustments included in net income	31	2,972	175	(16)	(30)	3,132

Total other comprehensive loss, before income tax expense (benefit)	(266)	(905)	(704)	14	(546)	(2,407)
Less: Income tax expense (benefit)	(82)	1,103	(122)	71	(207)	763

Total other comprehensive loss, net of income tax expense (benefit)	$(184)	$(2,008)	$(582)	$(57)	$(339)	$(3,170)

Nine Months Ended September 30, 2012
Unrealized change arising during period	$1,949	$8,072	$(167)	$(2)	$5	$9,857
Less: Reclassification adjustments included in net income	12	1,475	–	(13)	(61)	1,413

Total other comprehensive income (loss), before income tax expense (benefit)	1,937	6,597	(167)	11	66	8,444
Less: Income tax expense (benefit)	810	1,980	(71)	(14)	5	2,710

Total other comprehensive income (loss), net of income tax expense (benefit)	$1,127	$4,617	$(96)	$25	$61	$5,734

Nine Months Ended September 30, 2011
Unrealized change arising during period	$265	$4,570	$428	$(5)	$(595)	$4,663
Less: Reclassification adjustments included in net income	(6)	4,950	1,681	(50)	(307)	6,268

Total other comprehensive income (loss), before income tax expense (benefit)	271	(380)	(1,253)	45	(288)	(1,605)
Less: Income tax expense (benefit)	166	574	(442)	31	(98)	231

Total other comprehensive income (loss), net of income tax expense (benefit)	$105	$(954)	$(811)	$14	$(190)	$(1,836)

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. NONCONTROLLING INTERESTS

During the first quarter of 2012, the remaining liquidation preference of the AIA SPV Preferred Interests held by the Department of the Treasury was paid down in full. The transactions described below provided the majority of the funds used to pay down the remaining liquidation preference.

On March 7, 2012, AIG entered into an agreement with the Department of the Treasury to amend various agreements (the Amendment), which enabled the AIA SPV to retain and distribute to AIG the net proceeds in excess of $5.6 billion received by the AIA SPV from the sale of AIA ordinary shares in March 2012.

In addition, the liens created by the agreements on (i) the equity interests in ILFC, (ii) the ordinary shares of AIA held by the AIA SPV subsequent to the closing of the sale of AIA ordinary shares in March 2012 and (iii) the common equity interests in the AIA SPV were released and such interests and AIA ordinary shares no longer constituted collateral securing the repayment of the liquidation preference of the AIA SPV Preferred Interests. The Amendment also required the AIA SPV and AM Holdings LLC (the ALICO SPV) to redeem their preferred participating return rights held in such SPVs by the Department of the Treasury before the release of the collateral. AIG contributed a portion of the net proceeds received by AIG in respect of its interest in Maiden Lane II LLC (ML II) to redeem these residual rights.

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

The following table presents a rollforward of non-controlling interests:

	Redeemable Noncontrolling interests
				Non-redeemable Noncontrolling interests
	Held by Department of Treasury
(in millions)		Other	Total	Held by FRBNY	Other	Total

Nine Months Ended September 30, 2012
Balance, beginning of year	$8,427	$96	$8,523	$–	$855	$855

Repayment to Department of the Treasury	(8,635)	–	(8,635)	–	–	–
Net contributions (distributions)	–	59	59	–	(117)	(117)
Consolidation (deconsolidation)	–	(5)	(5)	–	–	–
Comprehensive income:
Net income	208	5	213	–	40	40
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	–	4	4	–	3	3
Foreign currency translation adjustments	–	–	–	–	(7)	(7)

Total other comprehensive income (loss), net of tax	–	4	4	–	(4)	(4)

Total comprehensive income	208	9	217	–	36	36

Other	–	–	–	–	(26)	(26)

Balance, end of period	$–	$159	$159	$–	$748	$748

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Redeemable Noncontrolling interests
				Non-redeemable Noncontrolling interests
	Held by Department of Treasury
(in millions)		Other	Total	Held by FRBNY	Other	Total

Nine Months Ended September 30, 2011
Balance, beginning of year	$–	$434	$434	$26,358	$1,562	$27,920
Repurchase of SPV preferred interests in connection with Recapitalization	–	–	–	(26,432)	–	(26,432)
Exchange of consideration for preferred stock in
connection with Recapitalization	20,292	–	20,292	–	–	–
Repayment to Department of the Treasury	(11,453)	–	(11,453)	–	–	–
Net distributions	–	(16)	(16)	–	(34)	(34)
Deconsolidation	–	(309)	(309)	–	(123)	(123)
Acquisition of noncontrolling interest	–	–	–	–	(487)	(487)
Comprehensive income (loss):
Net income (loss)	464	(4)	460	74	51	125
Other comprehensive income (loss), net of tax:
Unrealized losses on investments	–	–	–	–	(157)	(157)
Foreign currency translation adjustments	–	–	–	–	4	4

Total other comprehensive income (loss), net of tax	–	–	–	–	(153)	(153)

Total comprehensive income (loss)	464	(4)	460	74	(102)	(28)

Other	–	–	–	–	(45)	(45)

Balance, end of period	$9,303	$105	$9,408	$–	$771	$771

12. EARNINGS (LOSS) PER SHARE (EPS)

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

Basic EPS was not affected by outstanding stock purchase contracts. Diluted EPS was not affected by outstanding stock purchase contracts because they were not dilutive.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2012	2011	2012	2011

Numerator for EPS:
Income (loss) from continuing operations	$1,860	$(3,605)	$7,640	$(2,599)
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	145	208	538
Other	5	19	45	28

Total net income from continuing operations attributable to noncontrolling interests	5	164	253	566

Net income (loss) attributable to AIG from continuing operations	1,855	(3,769)	7,387	(3,165)

Income (loss) from discontinued operations	$1	$(221)	$9	$2,327
Net income (loss) from discontinued operations attributable to noncontrolling interests	–	–	–	19

Net income (loss) attributable to AIG from discontinued operations, applicable to common stock for EPS	1	(221)	9	2,308

Deemed dividends to AIG Series E and F Preferred Stock	–	–	–	(812)

Net income (loss) attributable to AIG common shareholders from continuing operations, applicable to common stock for EPS	$1,855	$(3,769)	$7,387	$(3,977)

Denominator for EPS:
Weighted average shares outstanding – basic	1,642,472,814	1,899,500,628	1,757,955,937	1,765,905,779
Dilutive shares	29,437	–	28,217	–

Weighted average shares outstanding – diluted*	1,642,502,251	1,899,500,628	1,757,984,154	1,765,905,779

EPS attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.13	$(1.99)	$4.21	$(2.25)
Income (loss) from discontinued operations	$–	$(0.11)	$–	$1.30
Diluted:
Income (loss) from continuing operations	$1.13	$(1.99)	$4.21	$(2.25)
Income (loss) from discontinued operations	$–	$(0.11)	$–	$1.30

*         Dilutive shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, the warrants issued to the Department of the Treasury in 2009 and the warrants issued to common shareholders (other than the Department of the Treasury) in January 2011. The number of shares and warrants excluded from diluted shares outstanding were 78 million for both the three and nine months ended September 30, 2012, and 79 million and 75 million for the three and nine months ended September 30, 2011, respectively, because the effect of including those shares and warrants in the calculation would have been anti-dilutive. Included in the anti-dilutive total were 75 million shares for both the three and nine months ended September 30, 2012 and 75 million and 70 million shares for the three and nine months ended September 30, 2011, respectively, representing the weighted average number of warrants to purchase AIG Common Stock that were issued to common shareholders.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Deemed dividends resulted from the Recapitalization and represent the excess of:

•
the fair value of the consideration transferred to the Department of the Treasury, which consists of 1,092,169,866 shares of AIG Common Stock, $20.2 billion of redeemable AIA SPV Preferred Interests and preferred interests in the ALICO SPV, and a liability for a commitment by AIG to pay the Department of the Treasury's costs to dispose of all of its shares, over

•
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

13. EMPLOYEE BENEFITS

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
(in millions)	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total

Three Months Ended September 30, 2012
Components of net periodic benefit cost:
Service cost	$40	$13	$53	$1	$1	$2
Interest cost	49	8	57	3	1	4
Expected return on assets	(60)	(5)	(65)	–	–	–
Amortization of prior service (credit) cost	(8)	(1)	(9)	(3)	–	(3)
Amortization of net (gain) loss	29	3	32	–	–	–
Other	–	–	–	–	(1)	(1)

Net periodic benefit cost	$50	$18	$68	$1	$1	$2

Three Months Ended September 30, 2011
Components of net periodic benefit cost:
Service cost	$40	$14	$54	$3	$1	$4
Interest cost	54	9	63	3	1	4
Expected return on assets	(64)	(6)	(70)	–	–	–
Amortization of prior service (credit) cost	–	(1)	(1)	–	–	–
Amortization of net (gain) loss	9	3	12	–	–	–
Other	–	6	6	–	–	–

Net periodic benefit cost	$39	$25	$64	$6	$2	$8

Amount associated with discontinued operations	$–	$2	$2	$–	$1	$1

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Pension			Postretirement
(in millions)	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total

Nine Months Ended September 30, 2012
Components of net periodic benefit cost:
Service cost	$116	$39	$155	$4	$2	$6
Interest cost	149	25	174	8	2	10
Expected return on assets	(180)	(15)	(195)	–	–	–
Amortization of prior service (credit) cost	(25)	(3)	(28)	(8)	–	(8)
Amortization of net (gain) loss	87	10	97	–	–	–
Other	–	–	–	–	(1)	(1)

Net periodic benefit cost	$147	$56	$203	$4	$3	$7

Nine Months Ended September 30, 2011
Components of net periodic benefit cost:
Service cost	$114	$52	$166	$7	$3	$10
Interest cost	158	28	186	10	2	12
Expected return on assets	(190)	(19)	(209)	–	–	–
Amortization of prior service (credit) cost	1	(3)	(2)	1	–	1
Amortization of net (gain) loss	30	12	42	–	–	–
Other	–	6	6	–	–	–

Net periodic benefit cost	$113	$76	$189	$18	$5	$23

Amount associated with discontinued operations	$–	$13	$13	$–	$2	$2

For the nine-month period ended September 30, 2012, AIG contributed $76 million to its U.S. and non-U.S. pension plans and estimates it will contribute an additional $15 million for the remainder of 2012. These estimates are subject to change since contribution decisions are affected by various factors, including AIG's liquidity, market performance and management discretion.

14. INCOME TAXES

Interim Tax Calculation Method

AIG uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to those items is treated discretely, and is reported in the same period as the related item. For the three- and nine-month periods ended September 30, 2012, the tax effects of the gains on ML II and certain dispositions, including a portion of the ordinary shares of AIA and common units of The Blackstone Group L.P., as well as certain actual gains on AIG Life and Retirement's available-for-sale securities, were treated as discrete items. Those changes in the valuation allowance, which were reflected in the three- and nine-month periods ended September 30, 2012, were also treated as discrete items.

Interim Tax Expense (Benefit)

For the three- and nine-month periods ended September 30, 2012, the effective tax rates on pretax income from continuing operations were 28.3 and 14.4 percent, respectively. The effective tax rates for the three- and nine-month periods ended September 30, 2012, attributable to continuing operations differ from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income and investments in partnerships, adjustments to the tax bases of certain foreign aircraft leases, and a decrease in the life-insurance-business capital loss carryforward valuation allowance. These items were partially offset by changes in uncertain tax positions.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the three- and nine-month periods ended September 30, 2011, the effective tax rates on pretax loss from continuing operations were 15.6 and 31.3 percent, respectively. The tax benefit was primarily due to a decrease in the valuation allowance attributable to the anticipated inclusion of the ALICO SPV within the U.S. consolidated income tax group, tax effects associated with tax exempt interest income, investments in partnerships, and effective settlements of certain uncertain tax positions, partially offset by an increase in the valuation allowance attributable to continuing operations.

For the nine-month period ended September 30, 2011, the entire increase in the U.S. consolidated income tax group valuation allowance was allocated to continuing operations. The amount allocated to continuing operations was net of the decrease to the valuation allowance attributable to the anticipated inclusion of the ALICO SPV within the U.S. consolidated income tax group.

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

•
the carryforward period for the capital loss carryforwards, including the effect of reversing taxable temporary differences; and

•
prudent and feasible actions and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets.

As a result of sales in the ordinary course of business to manage the investment portfolio and the application of prudent and feasible tax planning strategies, during the nine months ended September 30, 2012, AIG determined that an additional portion of the life insurance business capital loss carryforwards will more-likely-than-not be realized prior to their expiration.

As a result, AIG released an additional $177 million of the deferred tax asset valuation allowance associated with the life insurance business capital loss carryforwards during the three-month period ended September 30, 2012, all of which was allocated to income from continuing operations. For the nine-month period ended September 30, 2012, AIG released $1.7 billion of its deferred tax asset valuation allowance associated with the life insurance business capital loss carryforwards, of which $1.6 billion was allocated to income from continuing operations. Additional life insurance business capital loss carryforwards may be realized in the future if and when other prudent and feasible tax planning strategies are identified. Changes in market conditions, including rising interest rates above AIG's projections, may result in a reduction in projected taxable gains and reestablishment of a valuation allowance.

Accounting for Uncertainty in Income Taxes

At September 30, 2012 and December 31, 2011, AIG's unrecognized tax benefits, excluding interest and penalties, were $4.4 billion and $4.3 billion, respectively. The increase in AIG's unrecognized tax benefits, excluding interest and penalties, was primarily due to adjustments to tax bases of certain foreign aircraft leases and foreign tax credits associated with cross border financing transactions. At September 30, 2012 and December 31, 2011, AIG's

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

unrecognized tax benefits included $0.2 billion and $0.7 billion, respectively, related to tax positions that if recognized would not affect the effective tax rate because they relate to the timing, rather than the permissibility, of the deduction. Accordingly, at September 30, 2012 and December 31, 2011, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.2 billion and $3.6 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At September 30, 2012 and December 31, 2011, AIG accrued $929 million and $744 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine-month periods ended September 30, 2012 and 2011, AIG recognized $185 million and $(58) million, respectively, of income tax expense (benefit) for interest net of the federal benefit (expense) and penalties.

Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

15. DISCONTINUED OPERATIONS

The results of operations for the following sales are presented as discontinued operations through the date of disposition in the Consolidated Statement of Operations for the three and nine months ended September 30, 2011:

See Note 9 herein for a discussion of guarantees and indemnifications associated with sales of businesses.

•
AIG Star and AIG Edison Sale – On September 30, 2010, AIG entered into a definitive agreement with Prudential Financial, Inc. for the sale of its Japan-based insurance subsidiaries, AIG Star and AIG Edison, for total consideration of $4.8 billion, including the assumption of certain outstanding debt totaling $0.6 billion owed by AIG Star and AIG Edison. The transaction closed on February 1, 2011 and AIG recognized a pre-tax gain of $3.5 billion on the sale that is reflected in Income (loss) from discontinued operations in the Consolidated Statement of Operations.

•
Nan Shan Sale – On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan Life Insurance Company, Ltd. to a Taiwan-based consortium; the transaction closed on August 18, 2011. AIG recorded a pre-tax gain of $60 million and a pre-tax loss of $1.0 billion on the sale for the three- and nine-month periods ended September 30, 2011, respectively, largely offsetting Nan Shan's operating results for the periods, which are both reflected in Income (loss) from discontinued operations in the Consolidated Statement of Operations. The net proceeds from the transaction were used in 2011 to pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes income (loss) from discontinued operations:

(in millions)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Revenues:
Premiums	$915	$5,012
Net investment income	423	1,632
Net realized capital gains (losses)	(120)	844
Other income	–	5

Total revenues	1,218	7,493

Benefits, claims and expenses	1,228	6,324
Interest expense allocation	–	2

Income (loss) from discontinued operations	(10)	1,167

Gain on sales	32	2,341

Income from discontinued operations, before tax income tax expense	22	3,508

Income tax expense	243	1,181

Income (loss) from discontinued operations, net of income tax	$(221)	$2,327

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

The following condensed consolidating financial statements reflect the results of SunAmerica Financial Group, Inc. (SAFG, Inc.), a holding company for AIG's Life and Retirement operations and a 100 percent owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of SAFG, Inc.

Condensed Consolidating Balance Sheet

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

September 30, 2012
Assets:
Short-term investments	$9,056	$–	$15,611	$(2,110)	$22,557
Other investments(a)	12,418	–	374,641	499	387,558

Total investments	21,474	–	390,252	(1,611)	410,115
Cash	125	–	1,483	–	1,608
Loans to subsidiaries(b)	38,402	–	(33,862)	(4,540)	–
Debt issuance costs	189	–	279	–	468
Investment in consolidated subsidiaries(b)	70,499	43,235	(31,570)	(82,164)	–
Other assets, including current and deferred income taxes	25,947	257	120,087	(7,759)	138,532

Total assets	$156,636	$43,492	$446,669	$(96,074)	$550,723

Liabilities:
Insurance liabilities	$–	$–	$281,731	$(288)	$281,443
Other long-term debt	36,626	1,638	34,982	502	73,748
Other liabilities, including intercompany balances(a)(c)	17,256	837	84,586	(9,720)	92,959
Loans from subsidiaries(b)	1,088	851	2,727	(4,666)	–

Total liabilities	54,970	3,326	404,026	(14,172)	448,150

Other	–	–	51	108	159

Redeemable noncontrolling interests	–	–	51	108	159

Total AIG shareholders' equity	101,666	40,166	42,228	(82,394)	101,666
Non-redeemable noncontrolling interests	–	–	364	384	748

Total equity	101,666	40,166	42,592	(82,010)	102,414

Total liabilities and equity	$156,636	$43,492	$446,669	$(96,074)	$550,723

December 31, 2011
Assets:
Short-term investments	$12,868	$–	$14,110	$(4,406)	$22,572
Other investments(a)	6,599	–	481,525	(100,258)	387,866

Total investments	19,467	–	495,635	(104,664)	410,438
Cash	176	13	1,285	–	1,474
Loans to subsidiaries(b)	39,971	–	(39,971)	–	–
Debt issuance costs	196	–	297	–	493
Investment in consolidated subsidiaries(b)(d)	80,990	32,361	(11,463)	(101,888)	–
Other assets, including current and deferred income taxes	24,595	2,704	117,231	(4,575)	139,955

Total assets	$165,395	$35,078	$563,014	$(211,127)	$552,360

Liabilities:
Insurance liabilities	$–	$–	$282,790	$(274)	$282,516
Other long-term debt	35,906	1,638	138,240	(100,531)	75,253
Other liabilities, including intercompany balances(a)(c)(d)	15,635	2,402	75,132	(9,494)	83,675
Loans from subsidiaries(b)	12,316	249	(12,565)	–	–

Total liabilities	63,857	4,289	483,597	(110,299)	441,444

Redeemable noncontrolling interests (see Note 11):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	–	–	–	8,427	8,427
Other	–	–	29	67	96

Total redeemable noncontrolling interests	–	–	29	8,494	8,523

Total AIG shareholders' equity	101,538	30,789	78,996	(109,785)	101,538
Non-redeemable noncontrolling interests	–	–	392	463	855

Total equity	101,538	30,789	79,388	(109,322)	102,393

Total liabilities and equity	$165,395	$35,078	$563,014	$(211,127)	$552,360

(a)       Includes intercompany derivative asset positions, which are reported at fair value before credit valuation adjustment.

(b)       Eliminated in consolidation.

(c)       For September 30, 2012 and December 31, 2011, includes intercompany tax payable of $10 billion and $9.8 billion, respectively, and intercompany derivative liabilities of $875 million and $901 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $205 million and $128 million, respectively, for SAFG, Inc.

(d)       Prior period amounts have been conformed to the current period presentation.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended September 30, 2012
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$1,811	$1,612	$–	$(3,423)	$–
Change in fair value of ML III	330	–	–	–	330
Other income(b)	373	–	17,006	(61)	17,318

Total revenues	2,514	1,612	17,006	(3,484)	17,648

Expenses:
Other interest expense(c)	550	70	428	(60)	988
Other expenses	173	–	13,892	–	14,065

Total expenses	723	70	14,320	(60)	15,053

Income (loss) from continuing operations before income tax expense (benefit)	1,791	1,542	2,686	(3,424)	2,595
Income tax expense (benefit)	(65)	117	683	–	735

Income (loss) from continuing operations	1,856	1,425	2,003	(3,424)	1,860
Income from discontinued operations	–	–	1	–	1

Net income (loss)	1,856	1,425	2,004	(3,424)	1,861
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred
interests	–	–	–	–	–
Other	–	–	5	–	5

Total net income attributable to noncontrolling interests	–	–	5	–	5

Net income (loss) attributable to AIG	$1,856	$1,425	$1,999	$(3,424)	$1,856

Three Months Ended September 30, 2011
Revenues:
Equity in earnings of consolidated subsidiaries(a)(d)	$(2,604)	$(383)	$–	$2,987	$–
Change in fair value of ML III	(484)	–	(447)	–	(931)
Other income(b)(d)	406	831	12,667	(254)	13,650

Total revenues	(2,682)	448	12,220	2,733	12,719

Expenses:
Other interest expense(c)	712	64	448	(254)	970
Other expenses	230	–	15,789	–	16,019

Total expenses	942	64	16,237	(254)	16,989

Income (loss) from continuing operations before income tax expense (benefit)	(3,624)	384	(4,017)	2,987	(4,270)
Income tax expense (benefit)	161	(17)	(809)	–	(665)

Income (loss) from continuing operations	(3,785)	401	(3,208)	2,987	(3,605)
Loss from discontinued operations	(205)	–	(16)	–	(221)

Net income (loss)	(3,990)	401	(3,224)	2,987	(3,826)
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	145	145
Other	–	–	19	–	19

Total income from continuing operations attributable to noncontrolling interests	–	–	19	145	164
Income (loss) from discontinued operations attributable to noncontrolling interests	–	–	–	–	–

Total net income attributable to noncontrolling interests	–	–	19	145	164

Net income (loss) attributable to AIG	$(3,990)	$401	$(3,243)	$2,842	$(3,990)

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Nine Months Ended September 30, 2012
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$5,757	$1,716	$–	$(7,473)	$–
Change in fair value of ML III	2,287	–	601	–	2,888
Other income(b)	1,074	49	49,533	(330)	50,326

Total revenues	9,118	1,765	50,134	(7,803)	53,214

Expenses:
Other interest expense(c)	1,719	136	1,368	(328)	2,895
Net loss on extinguishment of debt	9	–	23	–	32
Other expenses	1,278	–	40,079	–	41,357

Total expenses	3,006	136	41,470	(328)	44,284

Income (loss) from continuing operations before income tax expense (benefit)	6,112	1,629	8,664	(7,475)	8,930
Income tax expense (benefit)	(1,284)	580	1,994	–	1,290

Income (loss) from continuing operations	7,396	1,049	6,670	(7,475)	7,640
Income from discontinued operations	–	–	9	–	9

Net income (loss)	7,396	1,049	6,679	(7,475)	7,649
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	208	208
Other	–	–	45	–	45

Total net income attributable to noncontrolling interests	–	–	45	208	253

Net income (loss) attributable to AIG	$7,396	$1,049	$6,634	$(7,683)	$7,396

Nine Months Ended September 30, 2011
Revenues:
Equity in earnings of consolidated subsidiaries(a)(d)	$3,574	$127	$–	$(3,701)	$–
Change in fair value of ML III	(831)	–	(23)	–	(854)
Other income(b)(d)	639	1,297	46,596	(840)	47,692

Total revenues	3,382	1,424	46,573	(4,541)	46,838

Expenses:
Interest expense on FRBNY Credit Facility	72	–	–	(2)	70
Other interest expense(c)	2,194	223	1,408	(840)	2,985
Net loss on extinguishment of debt	3,331	–	61	–	3,392
Other expenses	502	–	43,675	–	44,177

Total expenses	6,099	223	45,144	(842)	50,624

Income (loss) from continuing operations before income tax benefit	(2,717)	1,201	1,429	(3,699)	(3,786)
Income tax benefit	(926)	(13)	(248)	–	(1,187)

Income (loss) from continuing operations	(1,791)	1,214	1,677	(3,699)	(2,599)
Income (loss) from discontinued operations	934	–	1,395	(2)	2,327

Net income (loss)	(857)	1,214	3,072	(3,701)	(272)
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	538	538
Other	–	–	28	–	28

Total income from continuing operations attributable to
noncontrolling interests	–	–	28	538	566
Income from discontinued operations attributable to
noncontrolling interests	–	–	19	–	19

Total net income attributable to noncontrolling interests	–	–	47	538	585

Net income (loss) attributable to AIG	$(857)	$1,214	$3,025	$(4,239)	$(857)

(a)       Eliminated in consolidation.

(b)       Includes intercompany income of $59 million and $77 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $191 million and $288 million for the nine-month periods ended September 30, 2012 and 2011, respectively, for American International Group, Inc. (As Guarantor).

(c)       Includes intercompany interest expense of $4 million and $177 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $140 million and $552 million for the nine-month periods ended September 30, 2012 and 2011, respectively, for American International Group, Inc. (As Guarantor).

(d)       Prior period amounts have been conformed to the current period presentation.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended September 30, 2012
Net income (loss)	$1,856	$1,425	$2,004	$(3,424)	$1,861
Other comprehensive income (loss)	3,096	1,995	3,096	(5,088)	3,099

Comprehensive income (loss)	4,952	3,420	5,100	(8,512)	4,960
Total comprehensive income attributable to noncontrolling interests	–	–	8	–	8

Comprehensive income (loss) attributable to AIG	$4,952	$3,420	$5,092	$(8,512)	$4,952

Three Months Ended September 30, 2011
Net income (loss)	$(3,990)	$401	$(3,224)	$2,987	$(3,826)
Other comprehensive income (loss)	(3,064)	432	(2,180)	1,642	(3,170)

Comprehensive income (loss)	(7,054)	833	(5,404)	4,629	(6,996)
Total comprehensive income (loss) attributable to noncontrolling interests	–	–	(87)	145	58

Comprehensive income (loss) attributable to AIG	$(7,054)	$833	$(5,317)	$4,484	$(7,054)

Nine Months Ended September 30, 2012
Net income (loss)	$7,396	$1,049	$6,679	$(7,475)	$7,649
Other comprehensive income (loss)	5,734	3,754	6,791	(10,545)	5,734

Comprehensive income (loss)	13,130	4,803	13,470	(18,020)	13,383
Total comprehensive income attributable to noncontrolling interests	–	–	45	208	253

Comprehensive income (loss) attributable to AIG	$13,130	$4,803	$13,425	$(18,228)	$13,130

Nine Months Ended September 30, 2011
Net income (loss)	$(857)	$1,214	$3,072	$(3,701)	$(272)
Other comprehensive income (loss)	(1,683)	1,537	(1,995)	305	(1,836)

Comprehensive income (loss)	(2,540)	2,751	1,077	(3,396)	(2,108)
Total comprehensive income (loss) attributable to noncontrolling interests	–	–	(106)	538	432

Comprehensive income (loss) attributable to AIG	$(2,540)	$2,751	$1,183	$(3,934)	$(2,540)

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Nine Months Ended September 30, 2012
Net cash (used in) provided by operating activities	$1,275	$2,243	$(679)	$2,839

Cash flows from investing activities:
Sales of investments	9,806	–	65,405	75,211
Purchase of investments	(4,339)	–	(53,355)	(57,694)
Loans to subsidiaries – net	1,730	–	(1,730)	–
Contributions to subsidiaries – net	954	–	(954)	–
Net change in restricted cash	(381)	–	1,076	695
Net change in short-term investments	4,881	–	(3,740)	1,141
Net change in derivative assets and liabilities	262	–	(380)	(118)
Other, net	(10)	–	(67)	(77)

Net cash provided by investing activities	12,903	–	6,255	19,158

Cash flows from financing activities:
Issuance of long-term debt	3,754	–	4,231	7,985
Repayments of long-term debt	(2,995)	–	(6,852)	(9,847)
Purchase of Common Stock	(13,000)	–	–	(13,000)
Intercompany loans – net	(1,944)	(2,256)	4,200	–
Other, net	(44)	–	(6,948)	(6,992)

Net cash (used in) financing activities	(14,229)	(2,256)	(5,369)	(21,854)

Effect of exchange rate changes on cash	–	–	(9)	(9)

Change in cash	(51)	(13)	198	134
Cash at beginning of period	176	13	1,285	1,474

Cash at end of period	$125	$–	$1,483	$1,608

Nine Months Ended September 30, 2011
Net cash (used in) provided by operating activities – continuing operations	$(4,473)	$1,033	$(1,131)	$(4,571)
Net cash provided by operating activities – discontinued operations	–	–	3,370	3,370

Net cash (used in) provided by operating activities	(4,473)	1,033	2,239	(1,201)

Cash flows from investing activities:
Sales of investments	2,425	–	63,818	66,243
Sales of divested businesses, net	1,075	–	(488)	587
Purchase of investments	(8)	–	(77,636)	(77,644)
Loans to subsidiaries – net	4,031	–	(4,031)	–
Contributions to subsidiaries – net*	(16,878)	–	16,878	–
Net change in restricted cash	2,001	–	24,407	26,408
Net change in short-term investments	(9,892)	–	25,302	15,410
Net change in derivative assets and liabilities	1,223	–	(241)	982
Other, net*	(58)	–	(260)	(318)

Net cash (used in) provided by investing activities – continuing operations	(16,081)	–	47,749	31,668
Net cash provided by investing activities – discontinued operations	–	–	4,478	4,478

Net cash (used in) provided by investing activities	(16,081)	–	52,227	36,146

Cash flows from financing activities:
FRBNY credit facility repayments	(14,622)	–	–	(14,622)
Issuance of long-term debt	2,135	–	4,162	6,297
Repayments of long-term debt	(4,450)	–	(10,494)	(14,944)
Proceeds from drawdown on the Department of the Treasury Commitment*	20,292	–	–	20,292
Settlement of equity unit stock purchase contracts	5,055	–	–	5,055
Intercompany loans – net	12,408	(1,033)	(11,375)	–
Other, net*	(148)	–	(35,432)	(35,580)

Net cash (used in) provided by financing activities – continuing operations	20,670	(1,033)	(53,139)	(33,502)
Net cash (used in) financing activities – discontinued operations	–	–	(1,942)	(1,942)

Net cash (used in) provided by financing activities	20,670	(1,033)	(55,081)	(35,444)

Effect of exchange rate changes on cash	–	–	37	37

Change in cash	116	–	(578)	(462)
Cash at beginning of period	49	–	1,509	1,558
Change in cash of businesses held for sale	–	–	446	446

Cash at end of period	$165	$–	$1,377	$1,542

*         Includes activities related to the Recapitalization.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the nine months ended September 30, 2012 for:
Interest:
Third party	$(1,535)	$(109)	$(1,412)	$(3,056)
Intercompany	(129)	(49)	178	–
Taxes:
Income tax authorities	$(11)	$–	$(392)	$(403)
Intercompany	(884)	(41)	925	–

Cash (paid) received during the nine months ended September 30, 2011 for:
Interest:
Third party*	$(6,337)	$(96)	$(1,519)	$(7,952)
Intercompany	(258)	(149)	407	–
Taxes:
Income tax authorities	$13	$–	$(656)	$(643)
Intercompany	(793)	–	793	–

*         Includes payment of FRBNY Credit Facility accrued compounded interest of $4.7 billion in the first quarter of 2011.

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Nine Months Ended September 30, (in millions)	2012	2011

Intercompany non-cash financing and investing activities:
Capital contributions in the form of bond available for sale securities	$959	$–
Return of capital and dividend received
in the form of cancellation of intercompany loan	9,303	–
in the form of bond trading securities	3,320	3,668
Intercompany loan receivable offset by intercompany payable	–	18,284
Other capital contributions – net	381	412

ITEM 2 / MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q and other publicly available documents may include, and officers and representatives of American International Group, Inc. (AIG) may from time to time make, projections, goals, assumptions and statements that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG's control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," "target" or "estimate." These projections, goals, assumptions and statements may address, among other things:

•
the timing of the disposition of the remaining ownership position of the United States Department of the Treasury (Department of the Treasury) in AIG;

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

It is possible that AIG's actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause AIG's actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

•
changes in market conditions;

•
the occurrence of catastrophic events, both natural and man-made;

•
significant legal proceedings;

•
the timing and applicable requirements of any new regulatory framework to which AIG is subject as a savings and loan holding company (SLHC), and if such a determination is made, as a systemically important financial institution (SIFI);

•
concentrations in AIG's investment portfolios, including its municipal bond portfolio;

•
actions by credit rating agencies;

•
judgments concerning casualty insurance underwriting and reserves;

•
judgments concerning the recognition of deferred tax assets;

•
judgments concerning deferred policy acquisition costs (DAC) recoverability;

•
judgments concerning the recoverability of aircraft values in ILFC's fleet; and

•
such other factors as are discussed in:

  •
  this Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A);

  •
  Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012; and

  •
  Part II, Item 7. MD&A and Part I, Item 1A. Risk Factors in AIG's Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 and Amendment No. 2 on Forms 10-K/A filed on February 27, 2012 and March 30, 2012, respectively, and Exhibit 99.2, MD&A of AIG's Current Report on Form 8-K filed on May 4, 2012 (collectively, the 2011 Annual Report).

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

  INDEX TO ITEM 7

  AIG has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q to assist readers seeking additional information related to a particular subject.

USE OF NON-GAAP MEASURES

Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful to its financial statement readers, as well as the most transparent. Some of the measurements used by AIG management are "non-GAAP financial measures" under Securities and Exchange Commission (SEC) rules and regulations. The non-GAAP financial measures presented may not be comparable to similarly-named measures reported by other companies.

Management believes that the measures described below allow for a better assessment and enhanced understanding of the underlying performance and trends of AIG and its business segments. Management believes they also allow for more meaningful comparisons with AIG's insurance competitors. Reconciliations of these measures to pre-tax income or unadjusted ratios, the most directly comparable measurements derived from accounting principles generally accepted in the United States (GAAP), are provided when such measures are disclosed.

•
AIG Property Casualty

•
Operating income (loss):  During the first quarter of 2012, AIG revised the non-GAAP measure from underwriting income (loss) to operating income (loss), which includes both underwriting income (loss) and investment income (loss), but not net realized capital gains (losses) or other income (expense). Underwriting income (loss) is derived by reducing net premiums earned by claims and claims adjustment expenses and underwriting expenses;

•
Accident year loss ratio, as adjusted:  the loss ratio excluding catastrophe losses, reinstatement premiums, prior year development, net of premium adjustments and the impact of reserve discount. Catastrophe losses are generally weather or seismic events having a net impact on AIG Property Casualty in excess of $20 million each;

•
Accident year combined ratio, as adjusted:  the combined ratio excluding catastrophe losses, reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting.

•
AIG Life and Retirement

•
Operating income (loss):  During the first quarter of 2012, AIG revised its definition of operating income (loss) to exclude changes in the fair value of fixed maturity securities designated to hedge living benefit liabilities, and changes in benefit reserves related to net realized capital gains (losses). In addition to the above items, AIG Life and Retirement also excludes net realized capital gains (losses) and the related DAC, value of business acquired (VOBA) and sales inducement asset (SIA) amortization from Operating income (loss).

•
Premiums, deposits and other considerations:  includes life insurance premiums and deposits on annuity contracts and mutual funds.

•
Aircraft Leasing – Operating income (loss): pre-tax income (loss) excluding net realized capital gains (losses); and

•
Mortgage Guaranty – Underwriting profit (loss): income (loss) excluding net investment income and net realized capital gains (losses).

Results from discontinued operations are excluded from all of these measures.

EXECUTIVE OVERVIEW

This executive overview highlights selected information and may not contain all of the information that is important to current or potential investors in AIG's securities. This Quarterly Report on Form 10-Q should be read in its entirety, together with the 2011 Annual Report, for a complete description of events, trends and uncertainties as well as the capital, liquidity, credit, operational and market risks, and the critical accounting estimates affecting AIG and its subsidiaries.

Commencing in the third quarter of 2012, the Chartis segment was renamed AIG Property Casualty and the SunAmerica segment was renamed AIG Life and Retirement, although certain existing brands will continue to be used.

AIG reports its results of operations as follows:

•
AIG Property Casualty – AIG Property Casualty offers property and casualty insurance products and services to businesses and individuals worldwide. Commercial insurance products for large and small businesses are primarily distributed through insurance brokers. Major lines of business include casualty, property, financial and specialty (including aerospace, environmental, surety, marine, trade credit and political risk insurance). Consumer insurance products are distributed to individual consumers or groups of consumers through insurance brokers, agents, and on a direct-to-consumer basis. Consumer insurance products include accident & health (A&H) and personal insurance. In addition, Fuji Fire & Marine Insurance Company Limited (Fuji) in Japan offers life insurance products through Fuji Life Insurance Company (Fuji Life), which are included in A&H.

•
AIG Life and Retirement – AIG Life and Retirement offers a comprehensive suite of products and services to individuals and groups, including term life, universal life, A&H, fixed and variable deferred annuities, fixed payout annuities, mutual funds and financial planning. AIG Life and Retirement offers its products and services through a diverse, multi-channel distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct-to-consumer platforms.

•
Aircraft Leasing – AIG's commercial aircraft leasing business is conducted through ILFC, and (since the date of its acquisition by ILFC on October 7, 2011), AeroTurbine, Inc. (AeroTurbine).

•
Other Operations – AIG's Other operations include results from Mortgage Guaranty operations (conducted through United Guaranty Corporation (UGC)), Global Capital Markets (GCM) operations (consisting of the operations of AIG Markets, Inc. (AIG Markets) and the remaining derivatives portfolio of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP)), Direct Investment book (including the Matched Investment Program (MIP) and certain non-derivative assets and liabilities of AIGFP), Retained Interests (as defined below) and Corporate & Other operations (after allocations to AIG's business segments).

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

The impact to AIG shareholders' equity and Net income (loss) attributable to AIG previously reported in 2011 is summarized below:

At December 31, (in millions)	2011

AIG shareholders' equity as previously reported	$104,951
Impact of adoption of new standard on AIG Shareholders' equity	(3,413)

AIG shareholders' equity as currently reported	$101,538

(in millions)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Net income attributable to AIG as previously reported	$(4,109)	$(2,000)
Impact of adoption of new standard on Net income attributable to AIG	119	1,143

Net income attributable to AIG as currently reported	$(3,990)	$(857)

Changes in Fair Value of Derivatives

To align the presentation of changes in the fair value of derivatives with changes in the administration of AIG's derivatives portfolio, changes were made to the presentation within the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. Specifically, amounts attributable to derivative activity where AIGFP is an intermediary for AIG subsidiaries have been reclassified from Other income to Net realized capital gains (losses). Prior period amounts were reclassified to conform to the current period presentation.

AIG Property Casualty Segment Changes

To align financial reporting with changes made during 2012 to the manner in which AIG's chief operating decision makers review the businesses to assess performance and make decisions about resources to be allocated, certain products previously reported in Commercial Insurance were reclassified to Consumer Insurance. These revisions did not affect the total AIG Property Casualty reportable segment results previously reported.

Financial Overview

Income from continuing operations before income taxes was $2.6 billion for the three months ended September 30, 2012 compared to a loss of $4.3 billion in the same period of 2011. These results reflected the following:

•
pre-tax income from insurance operations of $1.8 billion and $897 million in the three months ended September 30, 2012 and 2011, respectively;

•
an increase in fair value of AIG's interest in AIA Group Limited (AIA) ordinary shares of $527 million in the three months ended September 30, 2012, compared to a decrease in fair value of $2.3 billion in the three months ended September 30, 2011;

•
an increase in fair value of AIG's interest in Maiden Lane III LLC (ML III) of $330 million in the three months ended September 30, 2012 based on the liquidation of ML III assets by the Federal Reserve Bank of New York (the FRBNY) in the third quarter of 2012, compared to a decrease in fair value of $931 million in the three months ended September 30, 2011; and

•
impairment charges, fair value adjustments and lease-related charges on aircraft of $98 million and $1.5 billion in the three-month periods ended September 30, 2012 and 2011, respectively.

Income from continuing operations before income taxes was $8.9 billion for the nine months ended September 30, 2012 compared to a loss of $3.8 billion for the same period in 2011. These results reflected the following:

•
pre-tax income from insurance operations of $5.3 billion in the nine months ended September 30, 2012, compared to $3.1 billion in the nine months ended September 30, 2011, which included catastrophe losses of $2.8 billion, largely arising from Hurricane Irene, U.S. tornadoes and the Great Tohoku Earthquake & Tsunami in Japan (the Tohoku Catastrophe);

•
increases in fair value of AIG's interest in AIA ordinary shares of $1.8 billion and $268 million in the nine months ended September 30, 2012 and 2011, respectively;

•
an increase in fair value of AIG's interest in ML III of $2.9 billion in the nine months ended September 30, 2012, compared to a decrease in fair value of $854 million in the same period of 2011;

•
an increase in estimated litigation liability of approximately $742 million for the nine months ended September 30, 2012 based on developments in several actions;

•
impairment charges, fair value adjustments and lease-related charges on aircraft of $228 million and $1.7 billion in the nine-month periods ended September 30, 2012 and 2011, respectively; and

•
a $3.3 billion charge, primarily consisting of the accelerated amortization of the remaining prepaid commitment fee asset resulting from the termination of the credit facility provided by the FRBNY (the FRBNY Credit Facility) in 2011.

Pre-tax income from insurance operations reflected AIG Property Casualty's continued benefit from growth in higher value lines and geographies and improving pricing trends. AIG Property Casualty is benefiting from higher interest income on fixed maturity securities driven by the redeployment of excess cash and short-term investments into longer term investments, and its investments in higher yielding securities.

AIG Life and Retirement is benefiting from its broad portfolio of innovative products and diverse and strong distribution relationships. Results for AIG Life and Retirement in the nine months ended September 30, 2012 also benefited, in comparison, from the reinvestment of cash in 2011 and an increase in base yields. Partially offsetting AIG Life and Retirement's improvements were lower income from hedge funds and private equity investments.

Liquidity and Capital Resources

In March 2012, AIG paid down in full the $8.6 billion remaining preferred interests in the AIA special purpose vehicle (the AIA SPV, and such interests, the AIA SPV Preferred Interests) held by the Department of the Treasury.

In addition, in the first nine months of 2012 the Department of the Treasury, as selling shareholder, completed four registered public offerings of AIG common stock, par value $2.50 per share (AIG Common Stock) in March, May, August and September (collectively, the 2012 Offerings).

The Department of the Treasury sold approximately 1.22 billion shares of AIG Common Stock for aggregate proceeds of approximately $38.2 billion in the 2012 Offerings. AIG purchased approximately 421 million shares of AIG Common Stock at an average price of $30.86 per share for an aggregate purchase amount of approximately $13 billion in the 2012 Offerings. As a result of the Department of the Treasury's sale of AIG Common Stock and AIG's purchase of shares in the 2012 Offerings, ownership of AIG Common Stock by the Department of the Treasury was reduced from approximately 92 percent prior to the completion of the first registered public offering with the Department of the Treasury as selling shareholder in May 2011 to approximately 15.9 percent after the completion of the fourth 2012 offering in September 2012.

AIG expects that the Department of the Treasury will seek to further reduce its ownership interest in AIG over time through additional secondary offerings or open market sales. Depending upon market conditions, regulatory limitations, available capital resources and liquidity, and any repurchase authorization then available, AIG may determine to participate as a purchaser in such secondary offerings.

See Note 10 to the Consolidated Financial Statements and Liquidity and Capital Resources – Liquidity of Parent and Subsidiaries herein for further discussion and other liquidity and capital resources developments.

OUTLOOK

Hurricane Sandy

On October 29, 2012, Hurricane Sandy made landfall in the United States. Because of the limited information available, AIG is currently unable to estimate the amount of its losses from the hurricane.

Priorities for 2012 and Beyond

AIG remains committed to its long-term aspirational goals and is focused on the following priorities for 2012 and beyond:

•
Strengthen and grow AIG's core businesses;

•
Implement a strategic alternative for ILFC through an initial public offering or sale;

•
Manage AIG's capital and interest expense more efficiently;

•
Work with the Board of Governors of the Federal Reserve System (the FRB) in its capacity as AIG's principal regulator;

•
Continue to build, strengthen and streamline AIG's financial and operating systems infrastructure and control environment throughout the organization, particularly in financial reporting, financial operations and human resources; and

•
Increase AIG's competitiveness by restructuring AIG's operations consistent with its current size and plans.

AIG Property Casualty

AIG Property Casualty expects that the current low interest rate environment and ongoing uncertainty in global economic conditions will continue to negatively impact net investment income and limit growth in some markets through at least the next 12 months. However, improving trends in certain key indicators may offset the effect of some of these challenges. Beginning in the second quarter of 2011 and continuing since, AIG Property Casualty has observed positive pricing trends, particularly in its U.S. commercial business. AIG Property Casualty expects that expansion in certain growth economies will trend higher than in developed countries, although at reduced levels from those previously expected due to revised economic assumptions for some of these countries.

Strategy

AIG Property Casualty continues to make progress with its strategy to grow higher value and less capital-intensive lines of business, and to implement corrective actions on underperforming businesses. Management reviews each of the businesses to evaluate their contribution to overall performance objectives.

AIG Property Casualty seeks to provide value for people and businesses worldwide through the identification and efficient management of risk. In pursuing this mission and growing its intrinsic value, AIG Property Casualty has established strategic initiatives in several key areas. Initiatives in these areas are helping AIG Property Casualty direct its capital and resources to optimize financial results, while acknowledging that performance in these areas may vary from quarter to quarter depending on local market conditions, such as pricing and the effects of foreign exchange rates or changes in global capital market trends.

•
Business Mix Shift – AIG Property Casualty seeks to continue to diversify its business portfolio, while retaining the flexibility to capitalize on sustainable profit in products and geographies of opportunity. AIG Property Casualty believes that there is an opportunity to shift its current mix of business toward growth economy nations, such as China, India and Brazil, among others, and to higher value lines such as consumer business and less commoditized commercial lines.

  •
  Commercial Insurance is effectively utilizing global underwriting and product best practices to target high value customers and geographies. AIG Property Casualty is leveraging its significant global footprint and multinational capabilities to serve large and mid-sized businesses with cross-border operations. Commercial Insurance is also expanding its presence in growth economy nations. In the Americas and the Europe, Middle East and Africa (EMEA) regions, Commercial Insurance expects to focus on the higher value lines within its portfolio and to capitalize on market opportunities.

  •
  Consumer Insurance continues to grow its net premiums written in key markets and to expand internationally, particularly in growth economy nations. Consumer Insurance growth strategies span multiple distribution channels and include direct to consumer, agent, broker and affinity groups. In the Asia Pacific region, the 2010 acquisition of Fuji enables the continued introduction of a breadth of products across its distribution channels and customer base. In the Americas region, Consumer Insurance continues to focus its growth in niche areas, such as the high net worth market, geographic expansion in Latin America, and the implementation of a strategic group benefits partnership with American General Life Companies (American General). In the EMEA region, management expects modest growth and will continue to focus on profitable underwriting performance.

•
Underwriting Excellence – AIG Property Casualty is implementing enhanced pricing, risk selection and account management tools, and marketing analytics that it believes enable underwriters to better select and price risks. Further changes include greater actuarial involvement in product pricing and attachments, widespread utilization of pricing and predictive models, policy form changes, increased policy exclusions and fewer multi-year policies being offered. In 2011, as part of its ongoing initiatives to reduce exposure to capital intensive long-tail lines, AIG Property Casualty ceased to actively write Excess Workers' Compensation business on a stand-alone basis. Based on this decision, AIG Property Casualty includes this legacy line of business in Other.

•
Claims Best Practices – AIG Property Casualty is continuing to focus on reducing the costs associated with claims by improving the effectiveness and efficiency in servicing its customers, thus improving its loss ratio. AIG Property Casualty is placing emphasis on streamlining its claims operations, implementing effective technology and processes and the use of fraud detection tools to create a competitive advantage. Analyzing actuarial, underwriting, claims and legal data is helping AIG Property Casualty develop its knowledge of the structural drivers of losses, in order to proactively mitigate their impact on reserve development and legal costs, and improve pricing. Current accident year loss ratios have started to improve and AIG Property Casualty expects this trend to continue.

•
Expense Discipline – To achieve expense reductions, AIG Property Casualty plans to take advantage of its global footprint to improve efficiencies and expand the use of shared services to support regional businesses in strategic locations, reduce use of external services and negotiate preferred rates with vendors. As a result of the business mix shift to consumer products, higher value commercial products, and the investment in growth economy nations, policy acquisition expenses, including direct marketing costs, are expected to continue to increase. AIG Property Casualty expects, however, that these changes will ultimately help generate business with more favorable underwriting results. AIG Property Casualty continues to make strategic investments in systems, processes and talent worldwide, which will increase expenses in the short-term, but should create additional value and greater efficiency in the future.

Capital Deployment

AIG Property Casualty expects to continue to execute capital management initiatives by enhancing broad-based risk tolerance guidelines for its operating units, executing underwriting strategies, enhancing its global reinsurance strategy to improve capital ratios, increasing return on equity by line of business and reducing exposure to businesses with inadequate pricing and increased loss trends.

AIG Property Casualty continues to streamline its legal entity structure, to enhance transparency with regulators and optimize capital and tax efficiency. In the nine-month period ended September 30, 2012, AIG Property Casualty has completed 30 legal entity and branch restructuring transactions. In preparation for Solvency II compliance, a number of European branch conversions have been completed, including the merger of Chartis Ireland into Chartis Europe Limited on December 1, 2011. During the third quarter of 2012, AIG Property Casualty's capital management initiatives enabled certain European subsidiaries to return $325 million of capital to be used for general corporate purposes. As a result of its legal entity simplification efforts, the majority of AIG Property Casualty's European operations will be conducted through a single pan-European insurance carrier by the end of 2012, subject to regulatory approval.

Investments

AIG Property Casualty expects to continue to refine its investment strategy, which includes asset diversification and yield-enhancement opportunities that meet AIG Property Casualty's liquidity, duration and credit quality objectives as well as current risk-return and tax objectives.

See Segment Results – AIG Property Casualty Operations – AIG Property Casualty Results - AIG Property Casualty Investing and Other Results and Note 5 to the Consolidated Financial Statements for additional information.

AIG Life and Retirement

AIG Life and Retirement continues to pursue its goals of (i) expanding the breadth and depth of its distribution relationships, (ii) introducing innovative new products and product enhancements, (iii) disciplined life insurance underwriting and matching of asset and liability durations, (iv) maintaining a high quality investment portfolio and strong statutory surplus, (v) proactively managing expenses and, (vi) subject to regulatory approval, continuing to make distributions to AIG Parent. AIG Life and Retirement expects to continue to make progress on all of these efforts for the remainder of 2012 and throughout 2013.

Business Environment

•
Effect of low interest rates – AIG Life and Retirement's businesses and the life and annuity industry in general continue to be affected by the current low interest rate environment. Low interest rates can affect the recoverability and amortization rate of DAC. Continued low interest rates also put pressure on long-term investment returns, negatively affect future sales of interest rate-sensitive products and reduce future profits.

•
Loss recognition

  •
  Certain long duration products, including traditional life insurance, accident and health products such as long-term care insurance and payout annuities may require increases in reserves if changes in estimates of future investment returns result in projected future losses. Long term care products may also require additional reserve if future expected premium increases are not sufficient to cover future benefit cost increases not provided for in the current reserves. For these long duration traditional products, the assumptions used to calculate benefit liabilities and DAC are "locked in" at policy issuance. These assumptions are based on management's estimates of mortality, morbidity, persistency, maintenance expenses and investment returns. If observed changes in actual experience or estimates result in projected future losses under loss recognition testing, DAC is adjusted and additional policyholder benefit liabilities may be recorded through a charge to policyholder benefit expense.

    •
    AIG Life and Retirement does not expect a DAC unlocking or an increase in reserves due to loss recognition in 2012 solely as a result of the low interest rate environment.

    •
    In conjunction with a program to utilize capital loss tax carryforwards, AIG Life and Retirement sold approximately $14.7 billion of investments in the first nine months of 2012. These sales and other sales and subsequent reinvestment at lower yields triggered loss recognition on certain long-term contracts in the amount of $1.1 billion, which effectively transferred shadow loss recognition from unrealized to actual loss recognition and, to a much lesser extent, transferred shadow DAC to DAC amortization expense in the first nine months of 2012. In connection with this block of business, assumptions related to investment yields, mortality and expenses will be reviewed periodically and updated as appropriate, which may result in additional loss recognition or reserve increases. In addition, due to the reinvestment of the assets at lower yields, earnings related to this block of business are expected to decline beginning in 2013. See Results of Operations – Segment Results – AIG Life and Retirement Operations.

•
Equity market volatility – Declines in the equity markets may result in higher reserves for variable annuity guarantee features, and equity market volatility can affect the recoverability and amortization rate of DAC. In amortizing DAC, value of new business acquired (VOBA) and sales inducement assets (SIA), AIG Life and Retirement applies a reversion to the mean methodology to short-term fluctuations in separate account returns for its variable annuity business, given inherent changes in equity market returns and interest rates. This methodology reduces the effect of short-term volatility on valuations of reserves for guarantee features and related DAC. Positive separate account returns could trigger a favorable DAC adjustment, where the mean return assumption is reset. However, no DAC adjustment is currently anticipated for 2012 solely as the result of positive market returns.

•
DAC, VOBA and SIA for Investment-Oriented Products

  •
  For long-duration traditional business, which includes traditional life, accident and health, and certain payout annuities, policy acquisition and issuance costs are deferred and amortized, with interest, over the premium paying period. The assumptions used to calculate liabilities and DAC are "locked in" at policy issuance. If observed changes in actual experience or estimates result in projected future losses under loss recognition testing, DAC is adjusted through amortization expense, and additional liabilities may be recorded, as discussed above.

  •
  For universal life and investment-type annuity products (collectively, investment-oriented products), policy acquisition and issuance costs are deferred and amortized, with interest, based on the estimated gross profits expected to be realized over the lives of the contracts. Estimated gross profits include investment spreads, net realized investment gains and losses, fees, surrender charges, expenses and mortality gains and losses. Emerging actual gross profits are used to true up the amortization of DAC, VOBA and SIA each quarter. In addition, future assumptions are reviewed to determine whether they should be modified. If so, the DAC, VOBA and SIA assets may be recalculated and adjusted to reflect the updated assumptions. AIG Life and Retirement expects to complete its comprehensive annual review of assumptions for investment-oriented products in the fourth quarter of 2012 and incorporate the results of this analysis into its estimates of future gross profits.

Organizational Realignment

On April 12, 2012, AIG Life and Retirement announced several key organizational structure and management changes intended to better serve the organization's distribution partners and customers. Key aspects of the new structure are distinct product divisions, shared annuity and life operations platforms and a unified all-channel distribution organization with access to all AIG Life and Retirement products. Beginning in 2013, AIG Life and

Retirement expects to modify its presentation of results when organizational changes are implemented and all prior periods' presentations will be conformed.

AIG Life and Retirement intends to continue its efforts to consolidate its regulated insurance companies to implement a more efficient legal entity structure, while continuing to market products and services under existing brands. At the conclusion of this legal entity consolidation initiative, AIG Life and Retirement expects to reduce the number of its operating life insurance legal entities to three. Subject to receiving all necessary regulatory approvals, these legal entity mergers are targeted to be effective as of December 31, 2012.

Variable Annuities

AIG Life and Retirement variable annuity sales increased due to access to broad distribution, including the addition of several new distributors and AIG Life and Retirement's reinstatement by its largest pre-financial crisis distribution partner, as well as its innovative product offerings. In addition, several competitors have scaled back or ceased selling variable annuity products in 2012. As a result of a broad distribution network and a more favorable competitive environment, AIG Life and Retirement expects variable annuity sales to remain strong for the remainder of 2012 and into 2013.

AIG Life and Retirement has a dynamic hedging program designed to manage economic risk exposure associated with changes in the fair value of embedded derivative liabilities contained in certain variable annuity contracts, caused by changes in the equity markets, interest rates and market implied volatilities. AIG Life and Retirement substantially hedges its exposure to equity markets. However, due to regulatory capital considerations, a portion of AIG Life and Retirement's interest rate exposure is unhedged. In 2012, AIG Life and Retirement began purchasing U.S. Treasury bonds as a capital-efficient strategy to reduce its interest rate risk exposure over time. In addition, AIG Life and Retirement launched a new product offering with a volatility-controlled fund, which further reduces AIG Life and Retirement's risk related to market volatility while offering a competitive benefit. The volatility-controlled fund seeks capital appreciation and current income while managing net equity exposure by investing a portion of AIG Life and Retirement's assets using a strategy designed to reduce the effects of equity market volatility.

Fixed Annuities

Changes in the interest rate environment affect the relative attractiveness of fixed annuities compared to alternative products. As a result of the current low interest rate environment, fixed annuity sales in the first nine months of 2012 were significantly below 2011 levels. If the low interest rate environment continues, AIG Life and Retirement expects its fixed annuities sales (including deposits into fixed options within variable annuities sold in group retirement markets) to remain weak for the remainder of 2012 and into 2013.

Life Insurance

AIG Life and Retirement's strategic focus for mortality-based products includes disciplined underwriting, active expense management and product innovation. AIG Life and Retirement's distribution strategy is to grow new sales by strengthening the core retail independent and career agent distributor channels and expanding its market presence with competitively priced products offering superior consumer value and differentiated features. In addition, AIG Life and Retirement is enhancing its service and technology platform through the consolidation of its life operations and administrative systems, which is expected to result in an improved service delivery model and a more efficient operating platform. In connection with this project, AIG Life and Retirement recorded a charge of $20 million in the three months ended September 30, 2012.

Interest Crediting Rates

The contractual provisions for renewal of crediting rates and guaranteed minimum crediting rates included in AIG Life and Retirement products may have the effect, in a continued low interest rate environment, of reducing AIG Life and Retirement's spreads and thus reducing future profitability. Although AIG Life and Retirement partially mitigates this interest rate risk through its asset-liability management process, product design elements and crediting rate strategies, a prolonged low interest rate environment may negatively affect future profitability.

As of September 30, 2012, the majority of assets backing insurance liabilities consisted of intermediate- and long-term fixed maturity securities. AIG Life and Retirement generally purchases assets with the intent of matching expected maturities of the insurance liabilities. An extended low interest rate environment may result in a lengthening of liability maturities from initial estimates, primarily due to lower lapses. Opportunistic investments in structured securities continue to be made in order to improve yields, increase net investment income and help to offset the impact of the lower interest rate environment.

AIG Life and Retirement's annuity and universal life products were designed with contractual provisions that allow crediting rates to be reset at pre-established intervals subject to minimum crediting rate guarantees. AIG Life and Retirement has adjusted, and will continue to adjust, crediting rates in order to maintain targeted interest rate spreads on both new business and in-force business where crediting rates are above minimum guarantees.

New fixed annuity sales have declined in the first nine months of 2012 relative to the same period in 2011, due to the relatively low crediting rates offered. However, even in the current interest rate environment, AIG Life and Retirement continues to pursue new sales of life and annuity products at targeted interest rate spreads. The annuity products generally have minimum interest rate guarantees of 1 percent. Universal life insurance interest rate guarantees are generally 2 to 3 percent on new non-indexed products and 1 percent on new indexed products, and are designed to be sufficient to meet targeted interest spreads.

As a result of these actions, AIG Life and Retirement estimates that the effect of interest rates remaining at or near current levels through the end of 2013 on pre-tax operating income would not be material, and would be modestly more significant with respect to 2014 results.

As indicated in the table below, approximately 61 percent of AIG Life and Retirement's annuity and universal life account values are at their minimum crediting rates as of September 30, 2012, an increase from 45 percent at December 31, 2011. These products have minimum guaranteed interest rates as of September 30, 2012 ranging from 1.0 percent to 5.5 percent, with the higher rates representing guarantees on older products.

In addition to the products discussed above, certain traditional long-duration products for which AIG Life and Retirement does not have the ability to adjust interest rates, such as payout annuities, are exposed to reduced earnings and potential losses in a prolonged low interest rate environment.

The following table presents account values by range of current minimum guaranteed interest rates and current crediting rates for AIG Life and Retirement's universal life and deferred fixed annuity products and fixed account options of variable annuity products:

September 30, 2012	Current Crediting Rates
Contractual Minimum Guaranteed Interest Rate Account Values (in millions)	At Contractual Minimum Guarantee	1-50 Basis Points Above Minimum Guarantee	More than 50 Basis Points Above Minimum Guarantee	Total

Universal life insurance
1%	$18	$–	$6	$24
> 1% - 2%	–	–	228	228
> 2% - 3%	138	382	1,370	1,890
> 3% - 4%	2,179	246	1,568	3,993
> 4% - 5%	4,398	193	12	4,603
> 5% - 5.5%	322	3	2	327

Subtotal	$7,055	$824	$3,186	$11,065

Fixed annuities
1%	$851	$2,663	$6,185	$9,699
> 1% - 2%	4,714	9,104	9,387	23,205
> 2% - 3%	29,866	2,238	5,970	38,074
> 3% - 4%	12,966	1,444	485	14,895
> 4% - 5%	8,162	–	7	8,169
> 5% - 5.5%	243	–	5	248

Subtotal	$56,802	$15,449	$22,039	$94,290

Total	$63,857	$16,273	$25,225	$105,355

Percentage of total	61%	15%	24%	100%

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

Challenges in the global economy, including the European sovereign debt crisis, political uncertainty in the Middle East, and sustained higher fuel prices, have negatively impacted many airlines' profitability, cash flows and liquidity, and increased the probability that some airlines, including ILFC customers, will cease operations or file for bankruptcy. During the first nine months of 2012, ILFC has had nine lessees cease operations or file for bankruptcy (or its equivalent) and these lessees returned 54 aircraft to ILFC. As of October 24, 2012, 37 aircraft have been committed to new leases, 11 have been or are intended for part-out, two have been sold and four remain to be re-leased.

Most of ILFC's lessees, like much of the international airline industry, are not publicly rated and are rated internally non-investment grade by AIG. Future events, including a prolonged recession, ongoing uncertainty regarding the European sovereign debt crisis, political unrest, continued weak consumer demand, high fuel prices, or restricted availability of credit to the aviation industry could lead to the weakening or cessation of operations of additional airlines, which in turn would adversely affect ILFC's earnings and cash flows. At September 30, 2012, ILFC had signed leases for all its new aircraft deliveries in 2013 and had 82 leases in its existing fleet expiring in 2013, 36 of which had not been extended with their current lessees as of October 24, 2012. If the current lessees do not extend these leases, ILFC will have to remarket these aircraft.

Other Operations

Mortgage Guaranty

The following will continue to affect results for the remainder of 2012 and throughout 2013:

•
Market developments – UGC believes it is a market leader in the mortgage insurance industry with a differentiated risk-based pricing model producing new high quality business. The withdrawal of certain competitors from the market during 2011 combined with UGC's investment grade rating and differentiation strategy that UGC implemented in late 2010 and early 2011 has positioned UGC to take advantage of market opportunities. UGC is continuing to execute this strategy. In the first nine months of 2012, UGC increased pricing nationally by approximately 6 percent on average. UGC will continue to review its new business pricing relative to changes in the market to ensure that the price of coverage is commensurate with the level of risk being underwritten.

•
Delinquent inventory review – Beginning in the third quarter of 2011 and continuing into the third quarter of 2012, UGC requested that lenders file claims, in accordance with the terms of the respective master policies, on approximately 21,000 accounts that had been delinquent approximately 24 months or more and were not expected to be cured. Many of these delinquencies were the result of the foreclosure moratorium discussed below. Through September 30, 2012, UGC received responses to over 90 percent of these requests. While accelerating the payment of claims, these requests have resulted in coverage rescissions and claim denials at levels higher than previously experienced. UGC has considered these higher levels of rescissions and denials and the potential for higher levels of overturns in estimating its reserves for loss and loss adjustment expenses. Over the remainder of 2012 and during the first half of 2013, UGC expects that reserve development and premium refunds associated with these claim requests will continue to impact the business. UGC continues to monitor and review the status of these requests and plans to contact lenders on an ongoing basis regarding additional delinquencies that meet these criteria. Under the terms of these master policies, if a claim is not submitted within a year of UGC's request, the lender would no longer be able to file a claim.

•
Foreclosure delays – Since 2010, a variety of servicing practices have come to light that have delayed the foreclosure process in many states. Some of these practices, such as the "robo-signing" of affidavits in judicial foreclosures, have resulted in government investigations into lenders' foreclosure practices. These developments have slowed the reporting of foreclosures, which has in turn slowed the filing of mortgage insurance claims and increased the uncertainty surrounding the determination of the liability for losses and loss adjustment expenses.

UGC's assumptions regarding future foreclosures on current delinquencies take into consideration this trend, although significant uncertainty remains surrounding the determination of the liability for unpaid claims and claims adjustment expenses. UGC expects that this trend may continue for the remainder of 2012 and throughout 2013 and may negatively affect UGC's future financial results. Final resolution of these issues is uncertain and UGC cannot reasonably estimate the ultimate financial impact that any resolution, individually or collectively, may have on its future results of operations or financial condition. As discussed above, UGC has requested that lenders file claims on delinquent loans before foreclosure proceedings have commenced in an effort to reduce the uncertainty surrounding these issues. UGC expects to continue this practice as long as significant delays in reporting foreclosures continue.

Global Capital Markets

GCM consists of the operations of AIG Markets, Inc. (AIG Markets), which executes the overall hedging activity for AIG and its operating companies, and the remaining derivatives portfolio of AIGFP.

AIG Markets acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services. The derivative portfolio of AIG Markets consists primarily of interest rate and currency derivatives.

The remaining derivatives portfolio of AIGFP consists primarily of hedges of the assets and liabilities of the DIB and a portion of the legacy hedges for AIG and its subsidiaries. Future hedging needs for AIG and its subsidiaries will be executed through AIG Markets. AIGFP's derivative portfolio consists primarily of interest rate, currency, credit, commodity and equity derivatives. Additionally, AIGFP has a credit default swap portfolio being managed for economic benefit and limited risk. The AIGFP portfolio continues to be wound down and is managed consistent with AIG's risk management objectives. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions that AIG believes are of low complexity, low risk or currently not economically appropriate to unwind based on a cost versus benefit analysis.

Direct Investment Book

Matched Investment Program (MIP) assets and liabilities and certain non-derivative assets and liabilities of AIGFP (collectively, the Direct Investment book or DIB) are currently managed collectively on a single program basis to limit the need for additional liquidity from AIG Parent.

The DIB portfolio is being wound down and is managed to maximize return consistent with AIG's risk management objectives. Program management is focused on managing the DIB's liquidity needs, including the need for contingent liquidity arising from collateral posting for debt positions of the DIB. As part of this program management, AIG may from time to time access the capital markets, subject to market conditions. In addition, AIG may seek to buy back debt or sell assets on an opportunistic basis, subject to market conditions. The overall hedging activity for the assets and liabilities of the DIB is executed by GCM. The value of hedges related to the non-derivative assets and liabilities of AIGFP in the DIB is included within the assets and liabilities and operating results of GCM and is not included within the DIB operating results, assets or liabilities.

As of September 30, 2012, the DIB maintains the liquidity that AIG believes is necessary to meet all of the DIB maturing liabilities, at all times, even in stress scenarios, without having to liquidate DIB assets or rely on additional liquidity from AIG Parent.

Certain non-derivative assets and liabilities of the DIB, including CDO securities purchased in the ML III auctions, are accounted for under the fair value option and thus operating results are subject to periodic market volatility. Although a portion of AIG's investment in AIA ordinary shares is allocated to the DIB, the fair value gains and losses on the AIA ordinary shares will continue to be reported in Retained Interests – Changes in fair value of AIA securities.

Retained Interests

Retained Interests may continue to experience volatility due to fair value gains or losses on the AIA ordinary shares. At September 30, 2012, AIG owned approximately 14 percent of the outstanding ordinary shares of AIA. A change of one Hong Kong dollar in AIA's share price would result in an approximate $210 million change in AIG's pre-tax income.

In accordance with an agreement with the underwriters of the September 2012 sale of AIA ordinary shares, AIG may not sell or hedge the remaining AIA ordinary shares prior to December 10, 2012. After that time, AIG expects to monetize its investment in AIA ordinary shares from time to time depending on market conditions, AIG's liquidity position and opportunities for cash redeployment.

Regulation

For a discussion of the regulatory environment applicable to AIG, see Regulatory Environment herein.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents AIG's condensed consolidated results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Revenues:
Premiums	$9,503	$9,829	(3)%	$28,583	$29,209	(2)%
Policy fees	691	658	5	2,056	2,024	2
Net investment income	4,650	128	NM	16,236	10,161	60
Net realized capital gains (losses)	647	607	7	794	(53)	NM
Aircraft leasing revenue	1,147	1,129	2	3,426	3,419	–
Other income	1,010	368	174	2,119	2,078	2

Total revenues	17,648	12,719	39	53,214	46,838	14

Benefits, claims and expenses:
Policyholder benefits and claims incurred	7,991	8,333	(4)	22,862	25,378	(10)
Interest credited to policyholder account balances	1,191	1,146	4	3,324	3,366	(1)
Amortization of deferred acquisition costs	1,522	1,540	(1)	4,341	4,093	6
Other acquisition and insurance expenses	2,214	2,067	7	6,736	6,164	9
Interest expense	988	970	2	2,895	3,055	(5)
Aircraft leasing expenses	720	2,057	(65)	1,991	3,264	(39)
Net loss on extinguishment of debt	–	–	NM	32	3,392	(99)
Other expenses	427	876	(51)	2,103	1,912	10

Total benefits, claims and expenses	15,053	16,989	(11)	44,284	50,624	(13)

Income (loss) from continuing operations before income tax expense (benefit)	2,595	(4,270)	NM	8,930	(3,786)	NM
Income tax expense (benefit)	735	(665)	NM	1,290	(1,187)	NM

Income (loss) from continuing operations	1,860	(3,605)	NM	7,640	(2,599)	NM
Income (loss) from discontinued operations, net of income tax expense (benefit)	1	(221)	NM	9	2,327	(100)

Net income (loss)	1,861	(3,826)	NM	7,649	(272)	NM

Less: Net income attributable to noncontrolling interests	5	164	(97)	253	585	(57)

Net income (loss) attributable to AIG	$1,856	$(3,990)	NM %	$7,396	$(857)	NM %

Significant factors affecting items for the three- and nine-month periods ended September 30, 2012 and 2011 are discussed below.

Premiums and Policy Fees

Premiums decreased in the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011 primarily due to declines in Commercial Insurance, resulting from enhanced risk selection and the continued execution of strategic initiatives to improve pricing and loss ratios. These declines were partially offset by increases in Consumer Insurance, resulting from the business mix shift towards higher value lines and continued investment in the direct marketing channel. Total net premiums written at AIG Property Casualty in original currency increased approximately two percent and decreased one percent during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Policy fees increased in the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011 due to higher variable annuity fees on separate account assets as variable account assets grew as a result of improved equity markets.

Net Investment Income

The following table summarizes the components of consolidated Net investment income:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage Change				Percentage Change
(in millions)	2012	2011			2012	2011

Fixed maturity securities, including short-term investments	$3,263	$3,024	8%		$9,547	$8,754	9%
Change in fair value of ML II	–	(43)	NM		246	32	NM
Change in fair value of ML III	330	(931)	NM		2,888	(854)	NM
Change in fair value of AIA securities including realized gain in 2012	527	(2,315)	NM		1,829	268	NM
Change in the fair value of MetLife securities prior to their sale	–	–	NM		–	(157)	NM
Equity securities	53	50	6		85	84	1
Interest on mortgage and other loans	270	264	2		799	794	1
Alternative investments*	340	142	139		1,194	1,467	(19)
Real estate	35	23	52		93	75	24
Other investments	(11)	44	NM		(9)	72	NM

Total investment income	4,807	258	NM		16,672	10,535	58
Investment expenses	157	130	21		436	374	17

Net investment income	$4,650	$128	NM	%	$16,236	$10,161	60%

*         Includes hedge funds, mutual funds, private equity funds and affordable housing partnerships.

Net investment income for the three months ended September 30, 2012 was significantly higher than the same period in 2011 due to the following:

•
fair value gains on AIG's ML III residual interest and its investment in AIA equity securities compared to decreases in fair value of both investments for the same period in 2011;

•
higher income on fixed maturity securities as a result of opportunistic risk weighted increases in the structured securities portfolio; and

•
higher income from alternative investments due to improved equity market performance.

Net investment income for the nine months ended September 30, 2012 increased significantly from the same period of 2011, primarily due to:

•
fair value gains on AIG's ML III residual interest; the FRBNY completed the liquidation of ML III assets during the third quarter of 2012 and substantially all of the sales proceeds have been distributed in accordance with the priority of payments in the transaction;

•
fair value gains on AIG's investment in AIA equity securities;

•
increases in the fair value of Maiden Lane II LLC (ML II), which made its final distribution in the first quarter of 2012; and

•
higher income from fixed maturity securities and short-term investments attributable to higher average invested balances in connection with the redeployment of cash in the first half of 2011.

The increases were partially offset by declines in alternative investment income in the first half of 2012 due to relatively weaker equity market performance in 2012 compared to 2011.

Net Realized Capital Gains (Losses)

The following table summarizes the components of consolidated Net realized capital gains (losses):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Sales of fixed maturity securities	$861	$601	43%	$2,187	$1,358	61%
Sales of equity securities	16	20	(20)	477	160	198
Other-than-temporary impairments:
Severity	(1)	(25)	96	(15)	(46)	67
Change in intent	(5)	(4)	(25)	(27)	(8)	(238)
Foreign currency declines	(1)	(8)	88	(7)	(13)	46
Issuer-specific credit events	(107)	(456)	77	(895)	(846)	(6)
Adverse projected cash flows	–	(3)	NM	(4)	(19)	79
Provision for loan losses	51	43	19	77	7	NM
Change in the fair value of MetLife securities prior to their sale	–	–	NM	–	(191)	NM
Foreign exchange transactions	(53)	614	NM	(101)	(416)	76
Derivative instruments	(203)	(145)	(40)	(862)	227	NM
Other	89	(30)	NM	(36)	(266)	86

Net realized capital gains (losses)	$647	$607	7	$794	$(53)	NM

AIG recognized higher net realized capital gains in the three-month period ended September 30, 2012 compared to the same period in 2011 due to higher gains from sales of fixed maturity securities, due in part to a program that resulted in the utilization of capital loss tax carryforwards in the AIG Life and Retirement operations, and lower other-than-temporary impairments. These gains were partially offset by foreign exchange losses driven by a weakening U.S. dollar against most foreign currencies in the third quarter of 2012 compared to strengthening of the U.S. dollar in the same period in 2011.

AIG recognized net realized capital gains in the nine-month period ended September 30, 2012 compared to net realized capital losses in the same period in 2011 due to the following:

•
significantly higher gains from sales of fixed maturity securities, due in part to the capital loss tax carryforwards program discussed above, and equity securities, which in 2012 included a $426 million gain on the sale of 35.7 million common units of The Blackstone Group L.P.; and

•
lower foreign exchange losses during the nine-month period ended September 30, 2012, primarily due to strengthening of the U.S. dollar against the Japanese yen.

These gains were partially offset by derivative losses, driven primarily by spread tightening and the U.S. dollar strengthening against foreign currencies.

Aircraft Leasing Revenues and Expenses

Aircraft leasing revenue increased slightly in the three- and nine-month periods ended September 30, 2012 compared to the same periods in the prior year, primarily due to an increase from the consolidation of AeroTurbine commencing in October 2011. This increase was partially offset by the impact of early returns of aircraft from lessees who ceased operations, lower lease revenue earned on re-leased aircraft in its fleet and the decrease in the average number of aircraft owned to 926 for the period ended September 30, 2012, compared to 934 for the period ended September 30, 2011.

ILFC recorded impairment charges, fair value adjustments, and lease-related charges of $98 million and $228 million in the three- and nine-month periods ended September 30, 2012, respectively, compared to $1.5 billion and $1.7 billion in the three- and nine-month periods ended September 30, 2011, respectively. The third quarter charge in 2011 was primarily attributable to changes in the holding period and residual values of certain aircraft types. See Segment Results – Aircraft Leasing Operations – Aircraft Leasing Results for additional information.

Other Income and Expenses

The increase in Other income for the three-month period ended September 30, 2012 compared to the same period in 2011 was driven by:

•
an improvement in net credit valuation adjustments on the DIB assets and liabilities for which the fair value option was elected, resulting primarily from gains on assets due to the tightening of counterparty credit spreads, partially offset by losses on liabilities due to the tightening of AIG's credit spreads. For the three-month periods ended September 30, 2012 and 2011, net credit valuation adjustment gains of $323 million and $54 million, respectively, were recognized;

•
an improvement in unrealized market valuations related to the super senior CDS portfolio resulting primarily from CDS transactions written on multi-sector CDOs driven by amortization and price movements within the CDS portfolio. For the three-month periods ended September 30, 2012 and 2011, unrealized market valuation gains of $204 million and $3 million, respectively, were recognized; and

•
an improvement in net credit valuation adjustments on the GCM derivative assets and liabilities resulting primarily from a tightening of counterparty credit spreads. For the three-month period ended September 30, 2012, no net credit valuation adjustment gains or losses were recognized compared to a net credit valuation adjustment loss of $97 million in 2011.

The slight increase in Other income for the nine-month period ended September 30, 2012 compared to the same period in 2011 was driven by:

•
an improvement in unrealized market valuations related to the super senior CDS portfolio resulting primarily from CDS transactions written on multi-sector CDOs driven by amortization and price movements within the CDS portfolio. Unrealized market valuation gains of $401 million and $232 million were recognized for the nine-month periods ended September 30, 2012 and 2011, respectively; and

•
an improvement in net credit valuation adjustments on the DIB assets and liabilities for which the fair value option was elected, resulting primarily from gains on assets due to the tightening of counterparty credit spreads, partially offset by losses on liabilities due to the tightening of AIG's credit spreads. Net credit valuation adjustment gains of $453 million and $370 million were recognized for the nine-month periods ended September 30, 2012 and 2011, respectively.

These improvements were partially offset by lower gains on real estate dispositions and losses on real estate equity investments.

Other expenses decreased in the three-month period ended September 30, 2012 due to a decrease in losses on trusts that hold leased commercial aircraft and a reduction in expense of $117 million in 2012 resulting from the decrease in the estimate of the liability for the Department of the Treasury's underwriting fees for the sale of AIG Common Stock as shares were sold at a price lower than had been estimated at the time the accrual was established and AIG repurchased a significant amount of shares for which no payment to the underwriters was required.

Other expenses increased in the nine-month period ended September 30, 2012 due to an increase in estimated litigation liability of approximately $742 million, partially offset by a decrease in losses on trusts that hold leased commercial aircraft, lower restructuring and pension expenses and a reduction in expense of $184 million in 2012 resulting from the decrease in the estimate of the liability for the Department of the Treasury's underwriting fees for the sale of AIG Common Stock as described above.

Policyholder Benefits and Claims Incurred

Policyholder benefits and claims incurred decreased in the three- and nine-month periods ended September 30, 2012 primarily as a result of lower catastrophe losses for AIG Property Casualty in 2012 compared to 2011, reflecting the impact of Hurricane Irene in the third quarter of 2011, the U.S. tornadoes in the second quarter of 2011 and the Tohoku Catastrophe in Japan and earthquakes in New Zealand in the first quarter of 2011.

Policyholder benefits and claims incurred also decreased for Mortgage Guaranty in the three- and nine-month periods ended September 30, 2012 due to declines in newly reported delinquencies and favorable loss development in 2012 compared to unfavorable loss development in 2011.

Partially offsetting these decreases were increases in policyholder benefit expenses in the three- and nine-month periods ended September 30, 2012 for AIG Life and Retirement due to the sale of securities in unrealized gain positions that support certain payout annuity products, and subsequent reinvestment of the proceeds at generally lower yields, which triggered loss recognition. See Results of Operations – Segment Results – AIG Life and Retirement for additional information.

Acquisition and Insurance Expenses

Amortization of DAC was relatively unchanged in the three month period ended September 30, 2012 compared to the same period in 2011.

Amortization of DAC increased in the nine-month period ended September 30, 2012 compared to the same period in 2011, primarily due to AIG Property Casualty's continued strategy to grow the higher margin Consumer Insurance business, which carries higher acquisition costs than Commercial Insurance, and change its mix of business within Commercial Insurance and Consumer Insurance to more profitable lines with higher acquisition costs. Partially offsetting this increase was a decrease in the amortization of DAC in the nine-month period ended September 30, 2012 compared to the same period in 2011 for AIG Life and Retirement due to positive equity market performance.

Other acquisition and insurance expenses increased in the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011 due to increases in compensation expense, bad debt expense, direct marketing expense and expenses related to strategic initiatives for AIG Property Casualty, as well as a result of a decrease in the benefit from the amortization of VOBA liabilities arising from the 2010 Fuji acquisition.

Interest Expense

Interest expense increased slightly in the three-month period ended September 30, 2012 compared to the same period in 2011 due to new debt issuances. Interest expense decreased in the nine-month period ended September 30, 2012 compared to the same period in 2011 primarily as a result of a net reduction in outstanding debt. Interest expense on the FRBNY Credit Facility was $72 million in 2011 through the date of termination, including amortization of the prepaid commitment fee asset of $48 million. See Liquidity and Capital Resources – Liquidity of Parent and Subsidiaries and Liquidity and Capital Resources – Debt herein for additional information.

Loss on Extinguishment of Debt

The decline in loss on extinguishment of debt reflects the effect of the $3.3 billion charge for the nine-month period ended September 30, 2011 consisting of the accelerated amortization of the remaining prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility.

Income Taxes

Interim Tax Calculation Method

AIG uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to those items is treated discretely, and is reported in the same period as the related item. For the three-and nine-month periods ended September 30, 2012, the tax effects of the gains on ML II and certain dispositions, including a portion of the ordinary shares of AIA and common units of The Blackstone Group L.P., as well as certain actual gains on AIG Life and Retirement's available-for-sale securities, were treated as discrete items. Those changes in the valuation allowance which were reflected in the three- and nine-month periods ended September 30, 2012, were also treated as discrete items.

Interim Tax Expense (Benefit)

For the three- and nine-month periods ended September 30, 2012, the effective tax rates on pretax income from continuing operations were 28.3 and 14.4 percent, respectively. The effective tax rates for the three- and nine-month periods ended September 30, 2012, attributable to continuing operations differ from the statutory tax rate of 35 percent primarily due to tax effects associated with tax-exempt interest income and investments in partnerships, adjustments to the tax bases of certain foreign aircraft leases, and a decrease in the life-insurance business capital loss carryforward valuation allowance. These items were partially offset by changes in uncertain tax positions.

For the three- and nine-month periods ended September 30, 2011, the effective tax rates on pretax loss from continuing operations were 15.6 and 31.3 percent, respectively. The tax benefit was primarily due to a decrease in the valuation allowance attributable to the anticipated inclusion of the ALICO SPV within the U.S. consolidated income tax group, tax effects associated with tax exempt interest income, investments in partnerships, and effective settlements of certain uncertain tax positions, partially offset by an increase in the valuation allowance attributable to continuing operations.

For the nine-month period ended September 30, 2011, the entire increase in the U.S. consolidated income tax group valuation allowance was allocated to continuing operations. The amount allocated to continuing operations was net of the decrease to the valuation allowance attributable to the anticipated inclusion of the ALICO SPV within the U.S. consolidated income tax group.

See Note 14 to the Consolidated Financial Statements for additional information.

Discontinued Operations

Results from discontinued operations for the nine months ended September 30, 2011 include a pre-tax gain of $3.5 billion on the sale of AIG Star Life Insurance Co., Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison). See Note 15 to the Consolidated Financial Statements for further discussion.

Segment Results

AIG reports the results of its operations through three reportable segments: AIG Property Casualty, AIG Life and Retirement and Aircraft Leasing. The Other operations category consists of businesses and items not allocated to AIG's reportable segments.

The following table summarizes the operations of each reportable segment. See also Note 3 to the Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage Change				Percentage Change
(in millions)	2012	2011			2012	2011

Total revenues:
AIG Property Casualty	$10,149	$10,185	–%		$29,967	$30,283	(1)%
AIG Life and Retirement	4,530	3,582	26		12,439	11,317	10
Aircraft Leasing	1,146	1,106	4		3,421	3,366	2

Total reportable segments	15,825	14,873	6		45,827	44,966	2
Other Operations	2,213	(2,433)	NM		8,085	1,864	334
Consolidation and eliminations	(390)	279	NM		(698)	8	NM

Total	17,648	12,719	39		53,214	46,838	14

Pre-tax income (loss):
AIG Property Casualty	949	551	72		2,820	1,003	181
AIG Life and Retirement	889	346	157		2,528	2,079	22
Aircraft Leasing	40	(1,329)	NM		246	(1,122)	NM

Total reportable segments	1,878	(432)	NM		5,594	1,960	185
Other Operations	891	(3,945)	NM		3,511	(5,855)	NM
Consolidation and eliminations	(174)	107	NM		(175)	109	NM

Total	$2,595	$(4,270)	NM	%	$8,930	$(3,786)	NM

AIG Property Casualty – Pre-tax income increased in the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011, primarily reflecting lower catastrophe losses, underwriting improvements related to rate increases and enhanced risk selection, higher net investment income due to asset diversification, from concentration in tax-exempt municipal instruments into investments in private placement debt and structured securities, and yield-enhancement opportunities, partially offset by higher acquisition costs as a result of the change in business mix from Commercial Insurance to Consumer Insurance.

AIG Life and Retirement – Pre-tax income increased in the three-month period ended September 30, 2012 compared to the same period in 2011, primarily reflecting higher net investment income, the positive effect of more favorable equity market performance on DAC amortization and policyholder benefit reserves, improved net investment spreads, partially offset by policyholder benefit reserve increases related to the settlement of death claim enhancement procedures and a charge to increase GIC reserves.

Pre-tax income increased in the nine-month period ended September 30, 2012 compared to the same period in 2011, primarily reflecting the positive effect of more favorable equity market performance on DAC amortization and policyholder benefit reserves, higher net investment income due to an increase in base yields from the reinvestment of significant amounts of cash and short-term investments in 2011 and decreases in losses related to equity-method investments in trusts that hold leased commercial aircraft and improvements in base net investment spreads. These items were partially offset by lower income from private equity and hedge funds, lower call and tender income and a charge to increase GIC reserves.

Aircraft Leasing – Pre-tax income increased in the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011 due to an approximately $1.4 billion decrease in impairment charges, fair value adjustments and lease-related charges on aircraft, and lower losses on extinguishment of debt. This decrease was partially offset by lower lease revenue and increased costs due to early returns of aircraft by lessees who ceased operations, lower lease revenue earned on re-leased aircraft in its fleet, charges relating to reserves recorded for potential exposure under aircraft asset value guarantees and an increase in depreciation expense due to the change in depreciable lives and residual values of certain aircraft.

Other Operations – Pre-tax income in the three month periods ended September 30, 2012 compared to pre-tax losses in the same period in 2011 due to fair value gains in both AIG's remaining interest in AIA securities and AIG's interest in MLIII prior to the completion of the FRBNY's auctions of ML III assets. Pre-tax income in the nine month periods ended September 30, 2012 compared to pre-tax losses in the same period in 2011 due to fair value gains in both AIG's remaining interest in AIA securities and AIG's interest in ML III partially offset by an increase in estimated litigation liability, and a loss of extinguishment of debt of $3.3 billion in 2011 in connection with the transactions to recapitalize AIG.

AIG Property Casualty Highlights

•
Net premiums written were relatively unchanged in the three- and nine-month periods ended September 30, 2012 reflecting the continued execution of management's strategic initiatives to improve pricing and loss performance. Declines in certain lines of business that did not meet internal operating objectives within Commercial Insurance were offset by an increase in Consumer Insurance net premiums written.

•
The loss ratio decreased by 4.2 points and 10.1 points for the three- and nine-month periods ended September 30, 2012, respectively, due to a reduction in catastrophe losses, coupled with the benefit from positive pricing trends, the execution of AIG Property Casualty's strategic initiatives and an increase in reserve discount. Catastrophe losses, adjusted for reinstatement premiums, were $261 million and $669 million in the three- and nine-month periods ended September 30, 2012, respectively, compared to $574 million and $2.8 billion in the respective prior year periods. Net prior year adverse development including related premium adjustments was $145 million and $329 million for the three- and nine-month periods ended September 30, 2012, respectively, compared to adverse development of $55 million and $35 million in the respective prior year periods.

•
The expense ratio increased by 3.3 points and 4.0 points for the three-and nine-month periods ended September 30, 2012, respectively, as acquisition costs (primarily commissions) increased due to the change in business mix to higher value lines and increased market competition. Acquisition costs also increased due to lower ceding commissions on reinsured business as a result of Commercial Insurance restructuring its Property and Specialty reinsurance programs as part of AIG Property Casualty's decision to retain more profitable business while continuing to manage aggregate exposures. Operating expenses increased in both periods as AIG Property Casualty continues to build, strengthen and streamline its financial and operating systems infrastructure and control environment throughout the organization, particularly in financial reporting, financial operations, policy and claims administration, and human resources. In addition, AIG Property Casualty incurred higher personnel costs, as it continued to seek to attract, retain and develop its human capital and sought to better align employee performance with AIG Property Casualty and broader AIG strategic goals.

•
Net investment income increased by 20 percent and 8 percent for the three- and nine-month periods ended September 30, 2012, respectively, due to asset diversification by reducing concentration in tax-exempt municipal instruments and increasing investments in private placement debt and structured securities, and yield-enhancement opportunities.

•
AIG Property Casualty paid cash and non-cash dividends of $75 million and $1.6 billion to AIG in the three- and nine-month periods ended September 30, 2012, respectively. In addition, on October 19, 2012, AIG Property Casualty paid a cash dividend of $800 million to AIG.

AIG Property Casualty Operations

Commencing in the third quarter of 2012, the Chartis segment was renamed AIG Property Casualty, although certain existing brands will continue to be used.

AIG Property Casualty presents its financial information in two operating segments – Commercial Insurance and Consumer Insurance, as well as an Other category.

Commercial Insurance provides insurance solutions for large and small businesses. Commercial lines products are distributed through a network of independent retail and wholesale brokers, branches, and through an independent agency network in the Asia Pacific and EMEA regions. These products are categorized into four major lines of business:

•
Casualty: Includes general liability, commercial automobile liability, workers' compensation, excess casualty and crisis management insurance. Casualty also includes risk management and other customized structured programs for large corporate customers and multinational companies.

•
Property: Includes industrial, energy and commercial property insurance products, which cover exposures to man-made and natural disasters, including business interruption.

•
Specialty: Includes environmental, political risk, trade credit, surety, marine, and aerospace insurance, and various product offerings for small-medium enterprises.

•
Financial: Includes various forms of professional liability insurance, including director and officer (D&O), fidelity, employment practices, fiduciary liability, network security, kidnap and ransom, and errors and omissions insurance.

Consumer Insurance provides personal insurance solutions for individuals, organizations and families. Consumer Insurance products are distributed through agents and brokers, as well as through direct marketing, partner organizations and the internet. Consumer Insurance products are categorized into two major lines of business:

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

•
Personal: Includes automobile, homeowners and extended warranty insurance. It also includes insurance for high net worth individuals (offered through the Private Client Group) including umbrella, yacht and fine art, and consumer specialty products, such as identity theft and credit card protection.

Other consists primarily of certain run-off lines of business, including excess workers' compensation written on a stand-alone basis and asbestos and environmental (1986 and prior), certain AIG Property Casualty expenses relating to global corporate initiatives, expense allocations from AIG Parent not attributable to the Commercial Insurance or Consumer Insurance operating segments, unallocated net investment income, net realized capital gains and losses, and other income (expense).

The historical AIG Property Casualty financial information has been revised to reflect the reclassification of certain products that were previously reported in the Commercial Insurance operating segment to the Consumer Insurance operating segment. This change aligns the financial reporting with the changes made during 2012 to the manner in which AIG's chief operating decision makers review the business to assess performance and make decisions about resources to be allocated. These revisions did not impact the total AIG Property Casualty reportable segment results previously reported.

AIG Property Casualty distributes its products through three major geographic regions:

•
Americas: Includes the United States, Canada, Central America, South America, the Caribbean and Bermuda.

•
Asia Pacific: Includes Japan and other Asia Pacific nations, including China, Korea, Vietnam, Thailand, Australia and Indonesia.

•
EMEA (Europe, Middle East and Africa): Includes the United Kingdom, Continental Europe, Russia, the Middle East and Africa.

AIG Property Casualty Results

The following table presents AIG Property Casualty results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Commercial Insurance
Underwriting results:
Net premiums written	$5,082	$5,179	(2)%	$15,869	$16,626	(5)%
(Increase) decrease in unearned premiums	195	416	(53)	(38)	(132)	71

Net premiums earned	5,277	5,595	(6)	15,831	16,494	(4)
Claims and claims adjustment expenses incurred	4,186	4,638	(10)	11,994	14,342	(16)
Underwriting expenses	1,468	1,359	8	4,517	3,913	15

Underwriting loss	(377)	(402)	6	(680)	(1,761)	61
Net investment income	698	807	(14)	2,160	2,411	(10)

Operating income	$321	$405	(21)%	$1,480	$650	128%

Consumer Insurance
Underwriting results:
Net premiums written	$3,630	$3,479	4%	$10,755	$10,335	4%
Increase in unearned premiums	(157)	(44)	(257)	(337)	(161)	(109)

Net premiums earned	3,473	3,435	1	10,418	10,174	2
Claims and claims adjustment expenses incurred	2,025	2,173	(7)	6,098	6,772	(10)
Underwriting expenses	1,405	1,329	6	4,082	3,842	6

Underwriting profit (loss)	43	(67)	NM	238	(440)	NM
Net investment income	109	88	24	340	265	28

Operating income (loss)	$152	$21	NM %	$578	$(175)	NM %

Other
Underwriting results:
Net premiums written	$–	$1	NM %	$3	$31	(90)%
Decrease in unearned premiums	2	12	(83)	8	28	(71)

Net premiums earned	2	13	(85)	11	59	(81)
Claims and claims adjustment expenses incurred	41	27	52	148	160	(8)
Underwriting expenses	68	49	39	259	192	35

Underwriting loss	(107)	(63)	(70)	(396)	(293)	(35)
Net investment income	420	129	226	1,103	669	65

Operating income	313	66	374	707	376	88
Net realized capital gains	161	60	168	49	153	(68)
Other income (expense) – net	2	(1)	NM	6	(1)	NM

Pre-tax income	$476	$125	281%	$762	$528	44%

Total AIG Property Casualty
Underwriting results:
Net premiums written	$8,712	$8,659	1%	$26,627	$26,992	(1)%
(Increase) decrease in unearned premiums	40	384	(90)	(367)	(265)	(38)

Net premiums earned	8,752	9,043	(3)	26,260	26,727	(2)
Claims and claims adjustment expenses incurred	6,252	6,838	(9)	18,240	21,274	(14)
Underwriting expenses	2,941	2,737	7	8,858	7,947	11

Underwriting loss	(441)	(532)	17	(838)	(2,494)	66
Net investment income	1,227	1,024	20	3,603	3,345	8

Operating income	786	492	60	2,765	851	225
Net realized capital gains	161	60	168	49	153	(68)
Other income (expense) – net	2	(1)	NM	6	(1)	NM

Pre-tax income	$949	$551	72%	$2,820	$1,003	181%

Operating income increased in the three- and nine-month periods ended September 30, 2012, primarily reflecting increased net investment income due to asset diversification, from concentration in tax-exempt municipal instruments into investments in private placement debt and structured securities, and yield-enhancement opportunities, lower catastrophe losses and underwriting improvements related to rate increases and enhanced risk selection, partially offset by higher acquisition costs as a result of the change in business mix from Commercial Insurance to Consumer Insurance. Other operating expenses increased due to the continued investment in strategic initiatives as well as higher personnel costs.

Commercial Insurance Quarterly and Year-to-Date Results

Operating income in the three-month period ended September 30, 2012 decreased, reflecting a decrease in allocated net investment income, primarily due to a decrease in the risk free rate, offset by an improvement in underwriting losses. Lower catastrophe losses and the effect of underwriting improvements related to rate increases and enhanced risk selection were offset by an increase in acquisition expenses as a result of a change in business mix to higher value lines with higher acquisition costs. In the three-month period ended September 30, 2012, catastrophe losses, adjusted for reinstatement premiums were $239 million compared to $452 million in the same period in 2011. The current year quarter was also impacted by severe but non-catastrophic losses overseas. Net prior year adverse development, including related premium adjustments, was $146 million in the three-month period ended September 30, 2012 compared to $22 million in the prior year period.

Operating income in the nine-month period ended September 30, 2012 increased, reflecting an improvement in underwriting losses due to lower catastrophe losses, the effect of rate increases and enhanced risk selection, and an increase in reserve discount of $100 million. These items were partially offset by higher acquisition costs and a decrease in the allocated net investment income due to a decrease in the risk free rate. In 2012, catastrophe losses, adjusted for reinstatement premiums, were $603 million compared to $2.2 billion in 2011 as the prior year included the impact of the Tohoku Catastrophe in Japan and the earthquakes in New Zealand. Acquisition costs increased primarily as a result of higher commission expense due to a decrease in loss sensitive business as AIG Property Casualty moves towards higher value lines. In 2012, net prior year adverse development, including premium adjustments, was $317 million compared to net prior year favorable development of $38 million in 2011.

See AIG Property Casualty Underwriting Ratios below for further information on prior year development.

Consumer Insurance Quarterly and Year-to-Date Results

Operating income in the three- and nine-month periods ended September 30, 2012 increased, reflecting an improvement in underwriting results and an increase in allocated net investment income. This is primarily due to the combination of lower catastrophe losses, the effect of rate increases, enhanced risk selection and portfolio management, partially offset by higher acquisition costs.

In the three- and nine-month periods ended September 30, 2012, expenses increased primarily as a result of a change in the mix of business to higher value lines with higher acquisition costs and increased investment in direct marketing. The nine-month period ended September 30, 2012 also reflected a $60 million decrease in the benefit from the amortization of VOBA liabilities recognized at the time of the Fuji acquisition compared to the same period in 2011. Catastrophe losses for the three- and nine-month periods ended September 30, 2012 were $22 million and $66 million, respectively, compared to $122 million and $680 million during the same periods in the prior year. In the nine-month period ended September 30, 2012, net prior year favorable development was $51 million compared to net prior year adverse development of $56 million in 2011.

AIG Property Casualty Net Premiums Written

Net premiums written are the sales of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period while net premiums earned are a measure of performance for a coverage period. From the period in which the premiums are written until the period in which they are earned, the amount is presented as unearned premiums in the consolidated balance sheet.

The following table presents AIG Property Casualty net premiums written by major line of business:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Commercial Insurance
Casualty	$2,195	$2,393	(8)%	$6,728	$7,656	(12)%
Property	1,063	998	7	3,481	3,333	4
Specialty	856	877	(2)	2,707	2,708	–
Financial lines	968	911	6	2,953	2,929	1

Total net premiums written	$5,082	$5,179	(2)%	$15,869	$16,626	(5)%

Consumer Insurance
Accident & Health	$1,819	$1,762	3%	$5,321	$5,139	4%
Personal lines	1,811	1,717	5	5,434	5,196	5

Total net premiums written	$3,630	$3,479	4%	$10,755	$10,335	4%

Other	–	1	NM	3	31	(90)

Total AIG Property Casualty net premiums written	$8,712	$8,659	1%	$26,627	$26,992	(1)%

Commercial Insurance Net Premiums Written

In 2012, Commercial Insurance continued to concentrate on growing higher value business. The decrease in net premiums written in each period was primarily due to enhanced risk selection, particularly in the Casualty line of business, and restructuring of loss sensitive business. This is consistent with AIG Property Casualty's business strategy to improve pricing and loss ratios and to not renew business that does not meet its internal performance or operating targets. Retentions are in line with management's expectations based on the execution of these strategic initiatives.

Casualty net premiums written decreased in both periods primarily due to the continuation of AIG Property Casualty's strategic initiatives related to improved risk selection, particularly in the Americas. The continuation of the restructuring of the loss sensitive book of business in the Americas resulted in a reduction of net premiums written of $35 million and $257 million in the three- and nine-month periods ended September 30, 2012, respectively. For the nine-month period ended September 30, 2012, Casualty recognized additional premium, primarily related to the loss-sensitive business, of $52 million, compared to $153 million for the same prior year period. Further, management continued to emphasize higher value lines, while taking corrective action in lines and accounts that do not meet internal performance targets, including U.S. workers' compensation and European primary casualty.

Property net premiums written increased in both periods due to growth in energy and engineered risk and restructuring of its reinsurance program as part of AIG Property Casualty's decision to retain more favorable risks while continuing to manage aggregate exposure. Catastrophe exposed business retained in the Americas and Asia Pacific region also benefitted from rate increases.

Specialty net premiums written for the three-month period ended September 30, 2012 decreased due to the continuation of AIG Property Casualty's strategic initiatives related to improved risk selection, particularly within products provided to small and medium enterprises, in the Americas and EMEA regions, which was partially offset by the restructuring of the aerospace reinsurance program to retain more favorable risks while continuing to manage aggregate exposure. For the nine-month period ended September 30, 2012, Specialty net premiums written were unchanged although AIG Property Casualty continues to shift its business mix towards higher value lines, particularly in aerospace.

Financial lines net premiums written for the three-month period ended September 30, 2012 increased reflecting business growth in all regions. Financial lines net premiums written for the nine-month period ended September 30, 2011 benefited from a multi-year Errors and Omissions policy in the Americas that produced net premiums written of $148 million.

Consumer Insurance Net Premiums Written

The Consumer Insurance business continued to grow its net premiums written and build momentum through its multiple distribution channels and continuing focus on direct marketing. Consumer Insurance is well-diversified across the major lines of business and has global strategies that are executed across its regions to enhance customer relationships and business performance.

Consumer Insurance currently has direct marketing operations in over 50 countries, and management continued to emphasize the growth of this channel, which for the three- and nine-month periods ended September 30, 2012 accounted for approximately 15 percent of its overall net premiums written. Total global direct marketing spending outside the Americas region has increased by approximately 15 percent in the three- and nine-month periods ended September 30, 2012, respectively, from the same periods in 2011.

A&H net premiums written increased in both periods due to the growth of group personal accident business in the Americas and Asia Pacific, strong growth of new business sales in Fuji Life, direct marketing programs in Japan and other Asia Pacific nations and growth in individual personal accident in other Asia Pacific nations. This was partially offset by the continuing strategies to reposition U.S. direct marketing, as well as pricing and underwriting actions in Europe.

Personal lines net premiums written increased in both periods primarily due to the execution of AIG Property Casualty's strategic initiative to grow higher value lines of business in non-automobile products and rate increases in Japan automobile products. Growth in non-automobile net premiums written outpaced growth in automobile net premiums written, increasing its proportion to total net premiums written, due to management's focus on diversifying the global base.

Other Net Premiums Written

Substantially all premiums reported in Other relate to excess workers' compensation written on a stand-alone basis. Premium activity reflects the effects of premium audit activity on expired policies.

The following table presents AIG Property Casualty's net premiums written by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage Change in U.S. dollars	Percentage Change in Original Currency			Percentage Change in U.S. dollars	Percentage Change in Original Currency
(in millions)	2012	2011			2012	2011

Commercial Insurance:
Americas	$3,503	$3,607	(3)%	(3)%	$10,548	$11,266	(6)%	(6)%
Asia Pacific	530	492	8	11	1,519	1,391	9	9
EMEA	1,049	1,080	(3)	3	3,802	3,969	(4)	(1)

Total net premiums written	$5,082	$5,179	(2)%	–%	$15,869	$16,626	(5)%	(4)%

Consumer Insurance:
Americas	$1,053	$968	9%	10%	$3,025	$2,795	8%	9%
Asia Pacific	2,162	2,065	5	5	6,337	6,014	5	4
EMEA	415	446	(7)	4	1,393	1,526	(9)	(3)

Total net premiums written	$3,630	$3,479	4%	6%	$10,755	$10,335	4%	4%

Other:
Americas	$–	$1	NM %	(100)%	$1	$31	(97)%	(97)%
Asia Pacific	–	–	NM	NM	2	–	NM	NM

Total net premiums written	$–	$1	NM %	(100)%	$3	$31	(90)%	(90)%

Total AIG Property Casualty:
Americas	$4,556	$4,576	–%	–%	$13,574	$14,092	(4)%	(4)%
Asia Pacific	2,692	2,557	5	6	7,858	7,405	6	5
EMEA	1,464	1,526	(4)	4	5,195	5,495	(5)	–

Total net premiums written	$8,712	$8,659	1%	2%	$26,627	$26,992	(1)%	(1)%

AIG transacts business in most major foreign currencies. The primary currencies resulting in foreign exchange fluctuations in net premiums written are the British pound, euro and Japanese yen.

The Americas net premiums written decreased in both periods, primarily due to the restructuring of the loss sensitive Casualty book of business and specialty workers' compensation, which was slightly offset by rate increases in Commercial Insurance, particularly in the U.S. These decreases were partially offset by continued growth in Consumer Insurance, which was primarily attributable to increases to group accident, personal property, Private Client Group and warranty lines. Additional premium recognized on the loss sensitive book of business was $52 million for the nine-month period ended September 30, 2012, compared to additional premium of $153 million in the prior year period.

Asia Pacific net premiums written increased in the three-month period ended September 30, 2012 primarily due to growth in Consumer Insurance, primarily driven by group personal accident insurance, personal lines products, direct marketing and travel business in Japan. In addition, net premiums written increased in the nine-month period ended September 30, 2012 as a result of growth of personal property business in Japan. The expansion in Asia Pacific countries outside Japan also continued in the three- and nine-month periods ended September 30, 2012, supported by growth in individual personal accident insurance, direct marketing and personal lines products. Commercial Insurance increased in the region primarily due to organic growth in property and financial lines.

EMEA net premiums written decreased in both periods primarily due to the impact of foreign exchange. For the three-month period ended September 30, 2012, the U.S. dollar strengthened against the British pound and euro compared to the same period in the prior year. Excluding foreign exchange, net premiums written increased in the three-month period ended September 30, 2012 mainly due to a reduction of reinsurance protection in the Property line of Commercial Insurance. For the nine-month period ended September 30, 2012, the EMEA net premiums written decreased due to the continued execution of underwriting discipline, a reduction in primary casualty as it did not meet internal performance targets, and rate strengthening initiatives on new and renewal business for Commercial Insurance. Consumer Insurance is focused on re-building its direct marketing programs that it previously shared with American Life Insurance Company (ALICO).

AIG Property Casualty Underwriting Ratios

The following table presents the AIG Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2012	2011		2012	2011

Commercial Insurance
Loss ratio	79.3	82.9	(3.6)	75.8	87.0	(11.2)
Catastrophe losses and reinstatement premiums	(4.5)	(8.2)	3.7	(3.8)	(13.1)	9.3
Prior year development net of premium adjustments	(3.1)	(0.5)	(2.6)	(2.1)	–	(2.1)
Change in discount	–	–	–	0.6	–	0.6

Accident year loss ratio, as adjusted	71.7	74.2	(2.5)	70.5	73.9	(3.4)

Expense ratio	27.8	24.3	3.5	28.5	23.7	4.8

Combined ratio	107.1	107.2	(0.1)	104.3	110.7	(6.4)
Catastrophe losses and reinstatement premiums	(4.5)	(8.2)	3.7	(3.8)	(13.1)	9.3
Prior year development net of premium adjustments	(3.1)	(0.5)	(2.6)	(2.1)	–	(2.1)
Change in discount	–	–	–	0.6	–	0.6

Accident year combined ratio, as adjusted	99.5	98.5	1.0	99.0	97.6	1.4

Consumer Insurance
Loss ratio	58.3	63.3	(5.0)	58.5	66.6	(8.1)
Catastrophe losses and reinstatement premiums	(0.6)	(3.6)	3.0	(0.6)	(6.7)	6.1
Prior year development net of premium adjustments	–	(0.8)	0.8	0.5	(0.6)	1.1

Accident year loss ratio, as adjusted	57.7	58.9	(1.2)	58.4	59.3	(0.9)

Expense ratio	40.5	38.7	1.8	39.2	37.8	1.4

Combined ratio	98.8	102.0	(3.2)	97.7	104.4	(6.7)
Catastrophe losses and reinstatement premiums	(0.6)	(3.6)	3.0	(0.6)	(6.7)	6.1
Prior year development net of premium adjustments	–	(0.8)	0.8	0.5	(0.6)	1.1

Accident year combined ratio, as adjusted	98.2	97.6	0.6	97.6	97.1	0.5

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2012	2011		2012	2011

Total AIG Property Casualty
Loss ratio	71.4	75.6	(4.2)	69.5	79.6	(10.1)
Catastrophe losses and reinstatement premiums	(2.9)	(6.4)	3.5	(2.6)	(10.6)	8.0
Prior year development net of premium adjustments	(2.0)	(0.7)	(1.3)	(1.3)	(0.3)	(1.0)
Change in discount	–	(0.1)	0.1	0.3	(0.2)	0.5

Accident year loss ratio, as adjusted	66.5	68.4	(1.9)	65.9	68.5	(2.6)

Expense ratio	33.6	30.3	3.3	33.7	29.7	4.0

Combined ratio	105.0	105.9	(0.9)	103.2	109.3	(6.1)
Catastrophe losses and reinstatement premiums	(2.9)	(6.4)	3.5	(2.6)	(10.6)	8.0
Prior year development net of premium adjustments	(2.0)	(0.7)	(1.3)	(1.3)	(0.3)	(1.0)
Change in discount	–	(0.1)	0.1	0.3	(0.2)	0.5

Accident year combined ratio, as adjusted	100.1	98.7	1.4	99.6	98.2	1.4

Given the run-off nature of the legacy lines of business and the nature of the expenses included in Other, management has determined that the traditional underwriting measures of loss ratio, expense ratio and combined ratio do not provide an appropriate measure of underwriting performance. Therefore, these ratios are not separately presented.

Commercial Insurance Quarterly and Year-to-Date Loss Ratios

The loss ratio decreased in 2012 primarily due to a decrease in catastrophe losses incurred in both the three- and nine-month periods. The accident year loss ratio for the nine-month period ended September 30, 2012 also benefitted from an increase in reserve discount of $100 million. The improvement in the accident year loss ratio, as adjusted, for the three- and nine-month periods ended September 30, 2012 reflects the continued execution of strategic initiatives, including enhanced risk selection, particularly in the Property business, and restructuring of loss sensitive Casualty business. Net prior year adverse development including related premium adjustments was $146 million and $317 million in the three- and nine-month periods ended September 30, 2012, respectively, compared to net prior year adverse development of $22 million and net favorable development of $38 million in the respective prior year periods.

In the three-month periods ended September 30, 2012 and 2011, net prior year adverse development was due to the impact of claims emergence in catastrophe- and non-catastrophe-related reserves, primarily in environmental (policies written after 1987) and primary (specialty) workers' compensation business. In the nine-month period ended September 30, 2012, net prior year adverse development was due to the impact of adverse claims emergence in non-catastrophe reserves, primarily in environmental business (policies written after 1987) and excess casualty, partially offset by additional premium of $52 million related to loss-sensitive business, and by favorable development from catastrophes of $222 million. In the nine-month period ended September 30, 2011, net prior year adverse development was due to the impact of claims emergence in non-catastrophe reserves (primarily environmental), partially offset by additional premium of $153 million related to loss-sensitive business, and by favorable development from catastrophes of $35 million. The period over period increase in the favorable development from catastrophe-related reserves is due primarily to the unique severity of 2011 catastrophes.

See Liability for Unpaid Claims and Claims Adjustment Expense for further discussion of discounting of reserves and prior year development.

Consumer Insurance Quarterly and Year-to-Date Loss Ratios

The Consumer Insurance loss ratio in the three-month periods ended September 30, 2012 decreased compared to the same period in 2011 mainly due to lower catastrophes in the Americas and Asia Pacific. The loss ratio in the nine-month period ended September 30, 2012 decreased compared to the same period in 2011 mainly due to lower catastrophes as the prior year period was impacted by the Tohoku Catastrophe in Japan and other events. The accident year loss ratio, as adjusted, in the three- and nine-month periods ended September 30, 2012 decreased as a result of management's emphasis on continued improvement in the areas of business mix risk selection, price sophistication, and where necessary, targeted underwriting actions to meet internal performance or operating targets. Included in the accident year loss ratio, as adjusted, in the three- and nine-month periods ended September 30, 2012, were three severe, but non-catastrophic, loss events in Japan of $24 million.

The following table presents the components of net prior year development for AIG Property Casualty:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Commercial Insurance
Prior year adverse development, Net of Reinsurance	$212	$47	$369	$115
Returned (additional) premium on loss-sensitive business	(66)	(25)	(52)	(153)

Net prior year loss development	$146	$22	$317	$(38)

Consumer Insurance
Prior year adverse (favorable) loss development, Net of Reinsurance	$(1)	$28	$(51)	$56
Returned (additional) premium on loss-sensitive business	–	–	–	–

Net prior year loss development	$(1)	$28	$(51)	$56

Other
Prior year adverse development, Net of Reinsurance	$–	$5	$63	$17
Returned (additional) premium on loss-sensitive business	–	–	–	–

Net prior year loss development	$–	$5	$63	$17

Total AIG Property Casualty
Prior year adverse development, Net of Reinsurance	$211	$80	$381	$188
Returned (additional) premium on loss-sensitive business	(66)	(25)	(52)	(153)

Net prior year loss development	$145	$55	$329	$35

The following table presents AIG Property Casualty accident year catastrophe losses by major event:

	2012				2011
(in millions)	# of Events	Commercial Insurance	Consumer Insurance	Total	# of Events	Commercial Insurance	Consumer Insurance	Total

Three Months Ended September 30,
Event:*
U.S. Windstorms	1	$30	$–	$30	–	$–	$–	$–
U.S. Droughts	1	121	–	121	–	–	–	–
Hurricane Isaac	1	74	24	98	–	–	–	–
Hurricane Irene	–	–	–	–	1	305	67	372
All other events and prior period development	7	14	(2)	12	19	178	55	233

Claims and claim expenses		239	22	261		483	122	605
Reinstatement premiums		–	–	–		(31)	–	(31)

Total catastrophe-related charges	10	$239	$22	$261	20	$452	$122	$574

Nine Months Ended September 30,
Event:*
U.S. Windstorms	8	$345	$15	$360	4	$368	$14	$382
U.S. Droughts	1	121	–	121	–	–	–	–
Hurricane Isaac	1	74	24	98	–	–	–	–
Hurricane Irene	–	–	–	–	1	305	67	372
Tohoku Catastrophe	–	–	–	–	1	726	546	1,272
New Zealand earthquakes	–	–	–	–	2	300	6	306
All other events and prior period development	3	63	27	90	13	439	47	486

Claims and claim expenses		603	66	669		2,138	680	2,818
Reinstatement premiums		–	–	–		22	–	22

Total catastrophe-related charges	13	$603	$66	$669	21	$2,160	$680	$2,840

*         Events shown in the above table are catastrophic events having a net impact on AIG Property Casualty in excess of $20 million each.

Commercial Insurance Quarterly and Year-to-Date Expense Ratios

The expense ratio increased by 3.5 points and 4.8 points in the three- and nine-month periods ended September 30, 2012, respectively, primarily due to an increase in acquisition costs related to AIG Property Casualty's strategy of growing higher value lines, which typically incur higher commission rates. In addition, ceding commissions decreased as a result of restructuring of the Property reinsurance program as part of the strategic decision to retain more profitable business while continuing to manage aggregate exposures. Acquisition expenses for the three- and nine-month periods ended September 30, 2012 increased the expense ratio by approximately 2.6 points and approximately 3.0 points, respectively, compared to the same periods in the prior year. Further, increases in bad debt expense of approximately $27 million and $146 million contributed approximately 0.6 points and 0.9 points to the expense ratio increase in the three- and nine-month periods ended September 30, 2012, respectively. The remainder of the expense ratio increase was primarily due to higher personnel costs.

Consumer Insurance Quarterly and Year-to-Date Expense Ratios

The expense ratio in the three- and nine-month periods ended September 30, 2012 increased by 1.8 points and 1.4 points, respectively, compared to the same periods in the prior year, primarily due to a change in business mix and increases in direct marketing spending. The acquisition expenses for the three-month period ended September 30, 2012 increased the expense ratio by approximately 1.9 points from the same period in the prior year, reflecting the change in business mix and an increase in direct marketing spending. In the nine-month period ended September 30, 2012, the expense ratio increase was primarily due to operating expenses incurred to grow key lines of business across a number of geographic areas and a $60 million decrease in VOBA benefit compared to the same period in the prior year.

AIG Property Casualty Quarterly and Year-to-Date Expense Ratios

AIG Property Casualty also continued to invest in a number of strategic initiatives during 2012, including the implementation of global finance and information systems, preparation for Solvency II compliance, readiness for regulation by the FRB under Dodd-Frank, legal entity restructuring, and underwriting and claims initiatives. The costs of these initiatives are reported as part of Other. For the three- and nine-month periods ended September 30, 2012, such investments totaled $59 million and $167 million, respectively, representing an increase of approximately $23 million and $84 million over the same periods in the prior year. AIG Property Casualty incurred higher personnel costs, as it continued efforts to attract, retain and develop its human capital and to better align employee performance with its strategic goals. These items collectively contributed approximately 0.6 points and 1.2 points to the expense ratio increase in the respective periods.

AIG Property Casualty Investing and Other Results

The following table presents AIG Property Casualty's investing and other results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Net investment income
Commercial Insurance	$698	$807	(14)%	$2,160	$2,411	(10)%
Consumer Insurance	109	88	24	340	265	28
Other	420	129	226	1,103	669	65

Total net investment income	1,227	1,024	20	3,603	3,345	8
Net realized capital gains	161	60	168	49	153	(68)
Other income (expense) – net	2	(1)	NM	6	(1)	NM

Investing and other results	$1,390	$1,083	28%	$3,658	$3,497	5%

AIG Property Casualty manages and accounts for its invested assets on a legal entity basis in conformity with regulatory requirements. Within a legal entity, invested assets are available to pay claims and expenses of both Commercial Insurance and Consumer Insurance operating segments as well as Other. Invested assets are not segregated or otherwise separately identified for the Commercial Insurance and Consumer Insurance operating segments.

Investment income is allocated to the Commercial Insurance and Consumer Insurance operating segments based on an internal investment income allocation model. The model estimates investable funds based primarily on loss reserves, unearned premium and a capital allocation for each segment. The investment income allocation is calculated based on the estimated investable funds and risk-free yields (plus an illiquidity premium) consistent with the approximate duration of the liabilities. The actual yields in excess of the allocated amounts and the investment income from the assets not attributable to the Commercial Insurance and Consumer Insurance operating segments are assigned to Other.

Net realized capital gains (losses) and Other income (expense) – net are not allocated to Commercial Insurance and Consumer Insurance, but are reported as part of Other.

Quarterly and Year-to-Date Net Investment Income

AIG Property Casualty continued to refine its investment strategy, which includes asset diversification by reducing the concentration of its portfolio in tax-exempt municipal instruments and increasing investments in private placement debt and structured securities, and yield-enhancement opportunities, by redeploying excess cash and short-term investments into longer term investments. In addition, net investment income for the nine-month period ended September 30, 2012 increased due to the strategic partnership with American General, all of which is reported in Consumer Insurance, and higher dividend income. For the three- and nine-month periods ended September 30, 2012, the average yield increased by 60 and 20 basis points to 3.9 percent and 3.8 percent, respectively. Net investment income increased in both periods due to higher interest income on fixed maturity securities driven by the refinement in the investment strategy. This was offset by decreases in returns on partnership and hedge fund investments, reflective of the overall lower market performance for the respective periods.

Quarterly and Year-to-Date Net Realized Capital Gains (Losses)

Net realized capital gains for the three-month period ended September 30, 2012 were primarily driven by gains recognized on the sale of fixed maturity and equity securities in the amount of $169 million and a gain on the sale of real estate. This was partially offset by other-than-temporary impairment of $31 million, primarily attributable to publicly traded and privately-held equity securities in the Japan portfolios and a decrease in recoverable values for structured securities. In addition, impairment charges of approximately $59 million related to life settlement contracts were recorded during the period.

Net realized capital gains for the nine-month period ended September 30, 2012 were primarily driven by gains recognized on the sale of fixed maturity securities in the amount of $490 million, which were partially offset by other-than-temporary impairments of $330 million, primarily attributable to a decrease in recoverable values for structured securities, and partnership investments and equity securities in an unrealized loss position for more than 12 months. In addition, impairment charges of $174 million primarily related to life settlement contracts were recorded during the period.

Liability for Unpaid Claims and Claims Adjustment Expense

The following discussion of the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for AIG Property Casualty as well as the loss reserves pertaining to the Mortgage Guaranty reporting unit, which is reported in Other.

The following table presents the components of AIG's gross loss reserves by major lines of business on a U.S. statutory basis*:

(in millions)	September 30, 2012	December 31, 2011

Other liability occurrence	$21,698	$22,471
International	17,795	17,726
Workers' compensation (net of discount)	17,483	17,420
Other liability claims made	11,597	11,216
Property	3,775	6,165
Auto liability	2,987	3,081
Products liability	2,197	2,416
Medical malpractice	1,683	1,690
Mortgage guaranty/credit	2,101	3,101
Accident and health	1,521	1,553
Commercial multiple peril	1,310	1,134
Aircraft	1,061	1,020
Fidelity/surety	618	786
Other	1,587	1,366

Total	$87,413	$91,145

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

The following table classifies the components of net loss reserves by business unit:

(in millions)	September 30, 2012	December 31, 2011

AIG Property Casualty:
Commercial Insurance	$56,481	$58,549
Consumer Insurance	5,485	5,438
Other	4,170	3,992

Total AIG Property Casualty	66,136	67,979

Other operations – Mortgage Guaranty	1,951	2,846

Net liability for unpaid claims and claims adjustment expense at end of period	$68,087	$70,825

Discounting of Reserves

At September 30, 2012, net loss reserves reflect a loss reserve discount of $3.3 billion, including tabular and non-tabular calculations.

The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979 - 81 Decennial Mortality Table.

The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Certain other asbestos business that was written by AIG Property Casualty is discounted based on the investment yields of the companies and the payout pattern for this business. The discount consists of the following: $777 million – tabular discount for workers' compensation in the U.S. operations of AIG Property Casualty; $2.4 billion – non-tabular discount for workers' compensation in the U.S. operations of AIG Property Casualty; and $57 million – non-tabular discount for asbestos for AIG Property Casualty.

The following table presents the change in reserve discount:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Change in loss reserve – current accident year	$85	$82	$255	$244
Change in loss reserve – prior year development	–	–	87	(27)
Accretion of reserve discount	(91)	(89)	(273)	(267)

Net increase (decrease) in reserve discount	$(6)	$(7)	$69	$(50)

The benefit from the change in discount in the nine-month period ended September 30, 2012 includes a $100 million increase in the reserve discount due to the commutation of an internal reinsurance treaty, under which a U.S. subsidiary previously ceded workers' compensation claims to a non-U.S. subsidiary. AIG discounts its loss reserves related to workers' compensation business written by its U.S.-domiciled subsidiaries as permitted by the domiciliary statutory regulatory authorities. As a result of the commutation, the reserves for these claims are now being discounted commencing in the three-month period ended June 30, 2012. The commutation was implemented as part of AIG Property Casualty's efforts to simplify its internal reinsurance arrangements.

The prior year development and changes in the estimates in the payout patterns of previously established loss reserves did not have a significant impact on the change in discount in any of the periods presented.

Quarterly Reserving Process

AIG believes that its net loss reserves are adequate to cover net losses and loss expenses as of September 30, 2012. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of September 30, 2012. In the opinion of management, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on AIG's consolidated financial condition, although such events could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period.

In determining the loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, management examines the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. AIG conducted reserve analyses in 2012 to determine the loss development from prior accident years. As part of its reserving process, AIG also considers notices of claims received with respect to emerging and/or evolving issues, such as those related to changes in the legal, regulatory, judicial and social environment, changes in medical cost trends (inflation, intensity and utilization of medical services), underlying policy pricing, terms and conditions, and claims handling practices.

The following table presents the rollforward of net loss reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Net liability for unpaid claims and claims adjustment expense at beginning of period	$68,365	$73,567	$70,825	$71,507
Foreign exchange effect	316	(94)	950	617
Change due to NICO reinsurance transaction	21	–	38	–
Losses and loss expenses incurred:
Current year, undiscounted	6,081	6,844	18,020	21,209
Prior years, undiscounted	167	130	278	221
Change in discount	5	7	(69)	50

Losses and loss expenses incurred	6,253	6,981	18,229	21,480

Losses and loss expenses paid	6,868	6,753	21,955	19,903

Net liability for unpaid claims and claims adjustment expense at end of period	$68,087	$73,701	$68,087	$73,701

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Prior Accident Year Development by business unit:
AIG Property Casualty:
Commercial Insurance	$212	$47	$369	$115
Consumer Insurance	(1)	28	(51)	56
Other	–	5	63	17

Total AIG Property Casualty	211	80	381	188
Other operations – Mortgage Guaranty	(44)	50	(103)	33

Total	$167	$130	$278	$221

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Prior Accident Year Development by Major Class of Business:
Excess casualty	$(12)	$(115)	$117	$(177)
D&O and related management liability	(20)	(59)	(22)	(95)
Environmental	77	133	326	218
Primary (specialty) workers' compensation	42	15	45	32
Asbestos and environmental (1986 and prior)	–	5	75	17
Commercial risk	24	45	28	115
Natural catastrophes	13	16	(241)	(35)
All other, net	87	40	53	113

Total AIG Property Casualty	211	80	381	188

Other operations – Mortgage Guaranty	(44)	50	(103)	33

Total	$167	$130	$278	$221

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Prior Accident Year Development by Accident Year:
Accident Year
2011	$64		$(260)
2010	14	$116	(61)	$102
2009	(34)	112	(17)	143
2008	(4)	(41)	(31)	(65)
2007	(6)	(101)	12	(29)
2006	(33)	(87)	(40)	(247)
2005	59	(31)	117	(106)
2004	16	(20)	1	(53)
2003	34	23	87	37
2002 and prior	57	159	470	439

Total	$167	$130	$278	$221

Quarterly and Year-to-Date Prior Accident Year Development

As noted in the prior accident year development by major class of business table above, AIG Property Casualty experienced adverse development in the three-month period ended September 30, 2012 in AIG Property Casualty's environmental business (policies written after 1987), primary workers' compensation lines, and primary casualty, which is included in All other, net. For the nine-month period ended September 30, 2012, the adverse development was driven by reserve increases on claims in the AIG Property Casualty's environmental business (policies written after 1987), legacy environmental exposures (1986 and prior), and excess casualty lines. This was partially offset by net favorable development in reserves for natural catastrophes (principally the Tohoku Catastrophe) and favorable development in the Consumer Insurance operating segment, which is included in All other, net.

The development in the environmental business for the three- and nine-month periods ended September 30, 2012 was primarily attributable to claims increases in four major categories:

•
Site liability coverage for known remediation projects and increased clean-up costs;

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

The reserve increase in the environmental business was the result of an on-going review of certain cases that AIG believes to be subject to the most volatility. For several of those cases, AIG concluded that the reserves should be increased to take into account the updated assessment of the claims. AIG also reviewed the legacy environmental (1986 and prior) claims and increased the reserves accordingly.

Partially offsetting the prior accident year adverse development, AIG Property Casualty recognized additional premiums on loss-sensitive business of $66 million and $52 million for the three- and nine-month periods ended September 30, 2012, respectively, compared to $25 million and $ 153 million in the same periods in the prior year, respectively.

See AIG Property Casualty Results herein and Other Operations – Other Operations Results – Mortgage Guaranty for further discussion of net loss development.

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

As described more fully in the 2011 Annual Report, AIG's reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis performed annually. In the nine-month period ended September 30, 2012, $32 million of net incurred loss pertaining to the asbestos loss reserve discount is reflected in the table below. In the nine-month period ended September 30, 2012, AIG increased its gross environmental reserves by $150 million and increased its net environmental reserves by $75 million. This development is primarily attributable to several large accounts which led to an increase in the estimate of claims that have been incurred but not reported.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, AIG Property Casualty also has asbestos reserves relating to foreign risks written by non-U.S. entities of $142 million gross and $115 million net reserves as of September 30, 2012. Similar amounts were held at December 31, 2011.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

Nine Months Ended September 30,	2012		2011
(in millions)	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,226	$537	$5,526	$2,223
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	–	74	–	93
Re-estimation of amounts recoverable under retroactive reinsurance contracts(a)	–	(20)	–	(1,789)

Change in net loss reserves due to retroactive reinsurance	–	54	–	(1,696)

Loss and loss expenses incurred
Change in discount	69	32	117	50

Losses and loss expenses incurred(b)	69	32	117	50

Losses and loss expenses paid(b)	(289)	(180)	(375)	(181)
Other changes	–	–	–	168

Liability for unpaid claims and claims adjustment expense at end of period	$5,006	$443	$5,268	$564

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$204	$119	$240	$127

Losses and loss expenses incurred	150	75	32	17

Losses and loss expenses paid	(31)	(21)	(64)	(33)

Liability for unpaid claims and claims adjustment expense at end of period	$323	$173	$208	$111

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,430	$656	$5,766	$2,350
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	–	74	–	93
Re-estimation of amount recoverable under retroactive reinsurance contracts	–	(20)	–	(1,789)

Change in net loss reserves due to retroactive reinsurance	–	54	–	(1,696)

Losses and loss expenses incurred
Undiscounted	150	75	32	17
Change in discount	69	32	117	50

Losses and loss expenses incurred	219	107	149	67

Losses and loss expenses paid	(320)	(201)	(439)	(214)
Other changes	–	–	–	168

Liability for unpaid claims and claims adjustment expense at end of period	$5,329	$616	$5,476	$675

(a)     Re-estimation of amounts recoverable under retroactive reinsurance contracts includes effect of changes in reserve estimates and changes in discount. Additionally, the 2011 Net amount includes the effect on net loss reserves of the initial cession to NICO. See Chartis Operations – Liability for Unpaid Claims and Claims Adjustment Expense – Asbestos and Environmental Reserves in the 2011 Annual Report for further discussion of the NICO reinsurance transaction.

(b)     These amounts exclude benefit from retroactive reinsurance.

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims:

September 30,	2012		2011
(in millions)	Gross	Net*	Gross	Net*

Asbestos	$3,535	$135	$3,793	$284
Environmental	103	53	75	28

Combined	$3,638	$188	$3,868	$312

*         Net IBNR includes the reduction due to the NICO reinsurance transaction of $1,359 million and $1,476 million as of September 30, 2012 and 2011, respectively.

The following table presents a summary of asbestos and environmental claims count activity:

	2012			2011
Nine Months Ended September 30,	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	5,443	3,782	9,225	4,933	4,087	9,020
Claims during year:
Opened	203	159	362	105	131	236
Settled	(80)	(165)	(245)	(153)	(61)	(214)
Dismissed or otherwise resolved(a)	(129)	(2,151)	(2,280)	(308)	(399)	(707)
Other(b)	–	–	–	841	–	841

Claims at end of period	5,437	1,625	7,062	5,418	3,758	9,176

(a)     The number of environmental claims dismissed or otherwise resolved, increased substantially during 2012 as a result of AIG Property Casualty's determination that certain methyl tertiary-butyl ether (MTBE) claims presented no further potential for exposure since these underlying claims were resolved through dismissal, settlement, or trial for all of the accounts involved. All of these accounts were fully reserved at the account level and included adequate reserves for those underlying individual claims that contributed to the actual losses. These individual claim closings, therefore, had no impact on AIG Property Casualty's environmental reserves.

(b)     Represents an administrative change to the method of determining the number of open claims, which had no effect on carried reserves.

Survival Ratios – Asbestos and Environmental

The following table presents AIG's survival ratios for asbestos and environmental claims at September 30, 2012 and 2011. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would take before the current ending loss reserves for these claims would be paid off using recent year average payments.

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

The following table presents survival ratios for asbestos and environmental claims which were based upon a three-year average payment:

	2012		2011
Nine Months Ended September 30,	Gross	Net*	Gross	Net*

Survival ratios:
Asbestos	9.7	8.9	8.9	10.0
Environmental	4.8	4.6	2.9	2.7
Combined	9.2	8.3	8.3	8.9

*         Survival ratios are calculated consistent with the basis on historical reserve excluding the effects of the NICO reinsurance transaction.

AIG Life and Retirement Highlights

The results of AIG Life and Retirement for the three and nine months ended September 30, 2012 and 2011 reflected the following:

•
Net investment income in the nine-month period ended September 30, 2012 increased compared to the same period in 2011, due in large part to reinvestment during 2011 of significant amounts of cash and short term investments.

•
Private equity and hedge fund investment income increased $81 million and decreased $189 million for the three and nine-month periods ended September 30, 2012, compared to the respective periods of 2011.

•
Investment income from the ML II investment prior to its liquidation and distribution in March 2012 increased $43 million and $214 million for the three- and nine-month periods ended September 30, 2012 compared to the same period in 2011.

•
Prudent spread management, through crediting rate changes, resulted in improvements in base net investment spreads for both the three and nine months ended September 30, 2012.

•
The effect of more favorable equity market performance had a positive effect on policyholder benefits and DAC amortization expenses for both the three- and nine-month periods ended September 30, 2012.

•
Reserve increases in the three months ended September 30, 2012 related to the resolution of death claims enhancement practices in connection with the multi-state examinations.

•
Higher net realized capital gains from the sale of investments were reflected in both the three- and nine-month periods ended September 30, 2012. The sales of securities in unrealized gain positions that support certain payout annuity products, and subsequent reinvestment of the proceeds at generally lower yields, triggered loss recognition charges in both the three- and nine-month periods ended September 30, 2012.

AIG Life and Retirement Operations

Commencing in the fall of 2012, the SunAmerica segment was renamed AIG Life and Retirement, although certain existing brands will continue to be used in the marketplace.

AIG Life and Retirement offers a comprehensive suite of products and services to individuals and groups including term life, universal life, A&H, fixed and variable deferred annuities, fixed payout annuities, mutual funds and financial planning. AIG Life and Retirement offers its products and services through a diverse, multi-channel distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct-to-consumer platforms. AIG Life and Retirement also maintains a runoff block of guaranteed investment contracts (GICs) written in the institutional market place prior to 2006.

AIG Life and Retirement presents its business in two operating segments:

•
Life Insurance, which focuses on mortality- and morbidity-based protection products, and

•
Retirement Services, which focuses on investment, retirement savings and income solution products.

AIG Life and Retirement Results

The following table presents AIG Life and Retirement results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Life Insurance:
Revenue:
Premiums	$575	$591	(3)%	$1,802	$1,874	(4)%
Policy fees	351	353	(1)	1,079	1,095	(1)
Net investment income	1,025	954	7	3,081	2,966	4
Operating expenses:
Policyholder benefits and claims incurred	1,116	1,067	5	3,263	3,290	(1)
Interest credited to policyholder account balances	207	217	(5)	620	636	(3)
Amortization of deferred acquisition costs	103	94	10	313	286	9
Other acquisition and insurance expenses	276	268	3	801	837	(4)

Operating income	249	252	(1)	965	886	9
Net realized capital gains	712	236	202	1,344	307	338
Change in benefit reserves and DAC, VOBA and SIA related to net realized capital gains	(408)	(16)	NM	(595)	(19)	NM

Pre-tax income	$553	$472	17%	$1,714	$1,174	46%

Retirement Services:
Revenue:
Policy fees	$340	$305	11%	$977	$929	5%
Net investment income	1,572	1,341	17	4,922	4,544	8
Operating expenses:
Policyholder benefits and claims incurred	(3)	123	NM	(7)	127	NM
Interest credited to policyholder account balances	984	929	6	2,704	2,730	(1)
Amortization of deferred acquisition costs	99	149	(34)	323	432	(25)
Other acquisition and insurance expenses	255	226	13	774	705	10

Operating income	577	219	163	2,105	1,479	42
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities	(3)	–	NM	48	–	NM
Net realized capital losses	(42)	(198)	79	(814)	(398)	(105)
Change in benefit reserves and DAC, VOBA and SIA related to net realized capital gains	(196)	(147)	(33)	(525)	(176)	(198)

Pre-tax income (loss)	$336	$(126)	NM %	$814	$905	(10)%

Total AIG Life and Retirement:
Revenue:
Premiums	$575	$591	(3)%	$1,802	$1,874	(4)%
Policy fees	691	658	5	2,056	2,024	2
Net investment income	2,597	2,295	13	8,003	7,510	7
Operating expenses:
Policyholder benefits and claims incurred	1,113	1,190	(6)	3,256	3,417	(5)
Interest credited to policyholder account balances	1,191	1,146	4	3,324	3,366	(1)
Amortization of deferred acquisition costs	202	243	(17)	636	718	(11)
Other acquisition and insurance expenses	531	494	7	1,575	1,542	2

Operating income	826	471	75	3,070	2,365	30
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities	(3)	–	NM	48	–	NM
Net realized capital gains (losses)	670	38	NM	530	(91)	NM
Change in benefit reserves and DAC, VOBA and SIA related to net realized capital gains	(604)	(163)	(271)	(1,120)	(195)	(474)

Pre-tax income	$889	$346	157%	$2,528	$2,079	22%

Quarterly AIG Life and Retirement Results

Net investment income increased compared to the same quarter of 2011, reflecting the following items:

•
an $81 million increase in income from private equity funds and hedge funds;

•
an $88 million increase in fair value gains on trading securities, including securities purchased through the FRBNY's auction of ML III assets;

•
The effect of favorable market performance compared to assumptions was approximately $173 million lower DAC amortization and policyholder benefit expenses in the three months ended September 30, 2012 compared to the same period of 2011 for certain guaranteed benefits features of variable annuities;

•
$11 million in losses related to equity-method investments in trusts that hold leased commercial aircraft compared to $97 million loss in the same period in 2011; and

•
a $43 million fair value loss on ML II in 2011.

The favorable variances above were partially offset by the following:

In the three months ended September 30, 2012, AIG Life and Retirement life insurance subsidiaries worked to resolve multi-state examinations relating to the handling of unclaimed property and the use of the Social Security Death Master File (SSDMF) to identify death claims that have not been submitted to AIG in the normal course of business.

The final settlement of these examinations was announced on October 22, 2012. AIG Life and Retirement is now taking enhanced measures to, among other things, routinely match policyholder records with the SSDMF to determine if its insured parties, annuitants, or retained account holders have died and locate beneficiaries when a claim is payable.

Expenses incurred in the current quarter related to claims enhancement include the following:

•
an $11 million regulatory assessment which will be paid to the various state insurance departments that are parties to the regulatory settlement to defray costs of their examinations and monitoring; and

•
a $55 million increase to policyholder benefit reserves related to these audits for interest and expected acceleration of benefit payments under the settlement, including early payment or escheatment of policy proceeds under certain older industrial life policies.

Further, as a result of a comprehensive review of reserves for the GIC portfolio, AIG Life and Retirement recorded an increase to interest credited expense of $110 million for the three months ended September 30, 2012.

Pre-tax income for AIG Life and Retirement in the third quarter of 2012 included a $632 million increase in net realized capital gains compared to the same period in 2011 primarily due to higher gains from a sale of investments and a $295 million decline in other-than-temporary impairments.

As part of a program to utilize capital loss tax carryforwards, certain assets in an unrealized gain position that support payout annuity products were sold. Subsequent reinvestment of the proceeds at generally lower yields, triggered loss recognition of $598 million in the three months ended September 30 2012, which was reported as a component of Change in benefit reserves and DAC, VOBA and SIA related to net realized capital losses. This charge effectively transferred shadow loss recognition to actual loss recognition in the three months ended September 30, 2012, and to a much lesser extent, resulted in additional DAC amortization. Additional sales of such securities that would result in capital gains are planned during the remainder of 2012.

Year-to-Date AIG Life and Retirement Results

Net investment income increased for the nine-month period ended September 30, 2012, reflecting an increase in base yields of 15 basis points, due to the reinvestment of significant amounts of cash and short term investments during 2011. In addition to the increase from reinvestment, net investment income compared to the same period of 2011 reflected the following items:

•
$214 million increase in fair value gains on ML II in 2011;

•
$94 million increase in fair value gains on trading securities; and

•
$112 million decrease in losses related to equity-method investments in trusts that hold leased commercial aircraft.

These items were partially offset by:

•
$189 million decrease in income from private equity funds and hedge funds; and

•
$94 million decrease in call and tender income.

The increase in net investment income combined with lower interest credited resulted in improved investment spreads for the nine months ended September 30, 2012 as compared to the same period in 2011.

The effect of positive equity market performance resulted in approximately $210 million lower DAC amortization and policyholder benefit expenses in the first nine months of 2012 compared to the same period in 2011.

The nine months ended September 30, 2012, included the previously described charges related to the multi-state examination and use of the SSDMF of approximately $66 million, compared to a change to increase IBNR related to the SSDMF of $100 million in the same period in 2011.

Also included in the nine month results was the $110 million increase in GIC interest credited expense discussed above.

As a result of decreases in interest rates on U.S. Treasury securities during the first nine months of 2012, the fair value of the U.S. Treasury securities used for hedging, net of financing costs, increased by $48 million. This was partially offset by embedded derivative losses related to the decline in interest rates, which are reported in net realized gains (losses).

Pre-tax income for AIG Life and Retirement included a $621 million increase in net realized capital gains compared to the 2011 period, due to higher gains from the sale of investments and lower other-than-temporary impairments. These higher gains were partially offset by $421 million higher fair value losses on variable annuity embedded derivatives, net of related hedges and other interest and currency rate swaps, which were primarily due to declining credit spreads and declines in long-term interest rates.

The sale of securities in an unrealized gain position and subsequent reinvestment of the proceeds at generally lower yields, triggered loss recognition for certain payout annuity products in the amount of $1.1 billion in 2012, which effectively transferred shadow loss recognition from unrealized to actual loss recognition and, to a lesser extent, resulted in additional DAC amortization in the first nine months of 2012.

Premiums

Premiums represent premiums received on traditional life insurance policies and deposits on life-contingent payout annuities. Premiums, deposits and other considerations is a non-GAAP measure which includes life insurance premiums, deposits on annuity contracts and mutual funds.

The following table presents a reconciliation of premiums, deposits and other considerations to premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Premiums, deposits and other considerations	$4,785	$5,878	$15,779	$18,510
Deposits	(4,111)	(5,165)	(13,542)	(16,259)
Other	(99)	(122)	(435)	(377)

Premiums	$575	$591	$1,802	$1,874

Sales and Deposits

The following tables summarize AIG Life and Retirement premiums, deposits and other considerations by product*:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Premiums, deposits and other considerations Individual fixed annuity deposits	$174	$1,333	(87)%	$1,254	$5,502	(77)%
Group retirement product deposits	1,623	1,982	(18)	5,205	5,389	(3)
Life insurance	1,212	1,224	(1)	3,838	3,914	(2)
Individual variable annuity deposits	1,023	800	28	3,330	2,391	39
Retail mutual funds	740	522	42	2,108	1,261	67
Individual annuities runoff	13	17	(24)	44	53	(17)

Total premiums, deposits and other considerations	$4,785	$5,878	(19)%	$15,779	$18,510	(15)%

Life Insurance Sales
Retail – Independent	$34	$37	(8)%	$103	$105	(2)%
Retail – Affiliated (Career and Matrix Direct)	26	25	4	83	77	8

Total Retail	60	62	(3)	186	182	2
Institutional – Independent	8	3	167	22	9	144

Total life insurance sales	$68	$65	5%	$208	$191	9%

*         Life insurance sales include periodic premiums from new business expected to be collected over a one-year period and 10 percent of single premiums and unscheduled deposits from new and existing policyholders. Annuity sales represent deposits from new and existing customers.

Total premiums, deposits and other considerations decreased in both the three- and nine-month periods ended September 30, 2012 as substantial decreases in individual fixed annuities were only partially offset by significant increases in individual variable annuities and retail mutual funds.

Individual fixed annuity deposits declined due to the low interest rate environment as consumers are reluctant to purchase such annuities at the relatively low crediting rates currently offered. Group retirement product deposits (which include deposits into mutual funds and fixed options within variable annuities sold in group retirement markets) decreased modestly due to slightly lower levels of individual rollover deposits and periodic deposits in 2012, partially offset by higher mutual fund deposits. The low interest rate environment has also begun to impact group retirement deposits, resulting in lower levels of deposits into fixed options. Individual variable annuity deposits increased due to innovative product enhancements and expanded distribution as well as a more favorable competitive environment. Premiums from life insurance products increased in 2012, but were more than offset by declines in deferred annuities sold through life insurance distribution channels. Retail mutual fund sales growth was principally driven by SunAmerica Asset Management Corp.'s Focused Dividend Strategy product offering which continues as a top short- and long-term performer within its respective peer group.

AIG Life and Retirement's total life sales increased nine percent during the first nine months of 2012 compared to the same period in 2011 due in part to the timing of large institutional product sales. Sales of AIG Life and Retirement term products through its affiliated Matrix Direct channel in the first nine months of 2012 were up due in part to the shift toward selling proprietary products. Universal life sales continued to be pressured by the economic environment as the pricing of these products is sensitive to interest rates.

Retirement Services Net Flows

The following table presents the account value rollforward for Retirement Services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Group retirement products
Balance, beginning of year	$73,323	$71,133	$69,925	$68,365
Deposits – annuities	1,209	1,611	3,886	4,205
Deposits – mutual funds	414	371	1,319	1,184

Total deposits	1,623	1,982	5,205	5,389
Surrenders and other withdrawals	(1,478)	(1,448)	(4,394)	(4,399)
Death benefits	(93)	(86)	(294)	(259)

Net inflows	52	448	517	731
Change in fair value of underlying investments, interest credited, net of fees	2,212	(4,926)	5,130	(2,441)
Effect of unrealized gains (shadow loss)	166	–	181	–

Balance, end of period	$75,753	$66,655	$75,753	$66,655

Individual fixed annuities
Balance, beginning of year	$51,786	$50,994	$52,276	$48,489
Deposits	174	1,333	1,254	5,502
Surrenders and other withdrawals	(782)	(833)	(2,521)	(2,586)
Death benefits	(406)	(392)	(1,226)	(1,219)

Net inflows (outflows)	(1,014)	108	(2,493)	1,697
Change in fair value of underlying investments, interest credited, net of fees	429	446	1,309	1,362
Other	176	–	479	–
Effect of unrealized gains (losses) (shadow loss)	49	–	(145)	–

Balance, end of period	$51,426	$51,548	$51,426	$51,548

Individual variable annuities
Balance, beginning of year	$27,011	$26,083	$24,896	$25,581
Deposits	1,023	800	3,330	2,391
Surrenders and other withdrawals	(648)	(690)	(2,019)	(2,366)
Death benefits	(106)	(119)	(329)	(344)

Net inflows (outflows)	269	(9)	982	(319)
Change in fair value of underlying investments, interest credited, net of fees	1,147	(2,357)	2,549	(1,545)

Balance, end of period	$28,427	$23,717	$28,427	$23,717

Retail mutual funds
Balance, beginning of year	$6,620	$6,041	$6,221	$5,975
Deposits	740	522	2,108	1,261
Redemptions	(376)	(415)	(1,165)	(1,119)

Net inflows	364	107	943	142
Change in fair value of underlying investments, interest credited, net of fees	173	(430)	(7)	(399)

Balance, end of period	$7,157	$5,718	$7,157	$5,718

Total Retirement Services
Balance, beginning of year	$158,740	$154,251	$153,318	$148,410
Deposits	3,560	4,637	11,897	14,543
Surrenders, redemptions and other withdrawals	(3,284)	(3,386)	(10,099)	(10,470)
Death benefits	(605)	(597)	(1,849)	(1,822)

Net inflows (outflows)	(329)	654	(51)	2,251
Change in fair value of underlying investments, interest credited, net of fees	3,961	(7,267)	8,981	(3,023)
Other	176	–	479	–
Effect of unrealized gains (shadow loss)	215	–	36	–

Balance, end of period, excluding runoff	162,763	147,638	162,763	147,638
Individual annuities runoff	4,179	4,311	4,179	4,311
GIC runoff	6,080	6,712	6,080	6,712

Balance, end of period	$173,022	$158,661	$173,022	$158,661

General and separate account reserves and mutual funds
General account reserve	$103,167	$101,572	$103,167	$101,572
Separate account reserve	51,354	42,808	51,354	42,808

Total general and separate account reserves	154,521	144,380	154,521	144,380
Group retirement mutual funds	11,344	8,563	11,344	8,563
Retail mutual funds	7,157	5,718	7,157	5,718

Total reserves and mutual funds	$173,022	$158,661	$173,022	$158,661

Overall, net flows were negative in the three- and nine-month periods ended September 30, 2012, primarily due to lower fixed annuity deposits resulting from the low interest rate environment. However, surrender rates for individual fixed annuities also decreased in the three- and nine-month periods ended September 30, 2012 due to the relative competitiveness of interest credited rates on the existing block of fixed annuities versus interest rates on alternative investment options available in the marketplace. Net flows improved in the three- and nine-month periods ended September 30, 2012 for individual variable annuities due to both the increase in deposits and favorable surrender experience. Net flows improved in the three- and nine-month periods ended September 30, 2012 for retail mutual funds due to increased deposits.

The following table presents reserves by surrender charge category and surrender rates:

	2012			2011
At September 30, (in millions)	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities

No surrender charge	$55,739	$20,007	$11,609	$51,798	$17,010	$9,333
0% - 2%	1,285	3,304	4,282	1,007	2,981	4,147
Greater than 2% - 4%	1,296	3,537	2,256	1,189	4,893	1,785
Greater than 4%	4,779	20,813	9,351	3,226	23,578	7,440
Non-surrenderable	1,310	3,765	929	872	3,086	1,012

Total reserves	$64,409	$51,426	$28,427	$58,092	$51,548	$23,717

Surrender rates	8.0%	6.5%	10.3%	8.4%	6.9%	12.9%

*         Excludes mutual funds of $11.3 billion and $8.6 billion at September 30, 2012 and 2011, respectively.

The following table summarizes the major components of the changes in AIG Life and Retirement DAC/VOBA:

Nine Months Ended September 30, (in millions)	2012	2011

Balance, beginning of year	$6,502	$9,606

Cumulative effect of accounting change(a)	–	(2,348)
Acquisition costs deferred	548	665
Amortization expense	(746)	(882)
Change in net unrealized gains on securities	(616)	(496)
Other	–	3

Balance, end of period(b)	$5,688	$6,548

(a)     Represents the retrospective adoption of the accounting standard that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. See Note 2 to Consolidated Financial Statements for further discussion.

(b)     Net of benefit of DAC and VOBA related to net realized capital losses.

As AIG Life and Retirement operates in various markets, the estimated gross profits used to amortize DAC and VOBA are subject to differing market returns and interest yield assumptions in any single period. The combination of market returns and interest rates may lead to acceleration of amortization in some products and simultaneous deceleration of amortization in other products.

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

Aircraft Leasing Results

Aircraft Leasing results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Aircraft leasing revenues, excluding net realized capital gains (losses):
Rental revenue	$1,103	$1,117	(1)%	$3,328	$3,369	(1)%
Interest and other revenues	42	1	NM	93	5	NM

Total aircraft leasing revenues, excluding net realized capital gains (losses)	1,145	1,118	2	3,421	3,374	1

Interest expense	386	378	2	1,161	1,163	–
Loss on extinguishment of debt	–	–	NM	23	61	(62)
Aircraft leasing expense:
Depreciation expense	484	468	3	1,446	1,380	5
Impairments charges, fair value adjustments and lease-related charges	98	1,518	(94)	228	1,673	(86)
Other expenses	138	71	94	317	211	50

Total aircraft leasing expense	720	2,057	(65)	1,991	3,264	(39)

Operating income (loss)	39	(1,317)	NM	246	(1,114)	NM
Net realized capital gains (losses)	1	(12)	NM	–	(8)	NM

Pre-tax income (loss)	$40	$(1,329)	NM %	$246	$(1,122)	NM %

Quarterly Aircraft Leasing Results

Aircraft Leasing reported pre-tax income in the three-month period ended September 30, 2012, compared to pre-tax loss in the same period in 2011 due to impairment charges, fair value adjustments, and lease-related charges on aircraft of $1.5 billion in 2011. This increase was partially offset by lower lease revenue and increased costs due to early returns of aircraft by lessees who ceased operations, lower lease revenue earned on re-leased aircraft in its fleet, charges relating to reserves recorded for potential exposure under aircraft asset value guarantees and an increase in depreciation expense due to the change in depreciable lives and residual values of certain aircraft.

The impairment charges in 2011 resulted from unfavorable trends affecting the residual values of certain aircraft types. In monitoring the aircraft in ILFC's fleet for impairment charges on an on-going basis, ILFC considers facts and circumstances such as projected lease rates and terms, residual values, overhaul rental realization and aircraft holding periods. These items are considered in determining whether ILFC would need to modify its assumptions used in its recoverability assessments. In addition to these factors, ILFC considered its newly acquired end-of-life management capabilities from its acquisition of AeroTurbine and its impact on ILFC's strategy, as well as potential sales. While ILFC's overall business model has not changed, its expectation of how it may manage out-of-production aircraft, or aircraft that have been affected by new technology developments, changed due to the AeroTurbine acquisition. The result of the overall assessment in 2011 based on ILFC's updated assumptions and management's change in its end-of-life strategy for older generation aircraft indicated that the book value of certain aircraft were not fully recoverable and these aircraft were deemed impaired. The aircraft impaired were primarily out-of-production aircraft, or aircraft that have been impacted by new technology developments.

Year-to-Date Aircraft Leasing Results

Aircraft Leasing reported pre-tax income in the nine-month period ended September 30, 2012, compared to pre-tax loss in the same period in 2011 due to lower impairment charges and lower losses on extinguishment of debt. These items were offset by lower lease revenue and increased costs due to early returns of aircraft by lessees who ceased operations, lower lease revenue earned on re-leased aircraft in its fleet, charges relating to reserves recorded for potential exposure under aircraft asset value guarantees and an increase in depreciation expense due to the change in depreciable lives and residual values of certain aircraft.

During the nine-month period ended September 30, 2012, Aircraft Leasing recorded $98 million in impairment charges, fair value adjustments, and lease-related charges compared to $1.5 billion in the same period in 2011 due to the unfavorable trends in 2011 described above.

Other Operations

AIG's Other operations include results from Mortgage Guaranty operations, GCM operations, Direct Investment book (DIB), Retained Interests and Corporate & Other operations (after allocations to AIG's business segments) as presented below.

•
Mortgage Guaranty – UGC subsidiaries issue residential mortgage guaranty insurance, both domestically and to a lesser extent internationally, that covers mortgage lenders from the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one-to four-family residences.

•
Global Capital Markets – consist of the operations of AIG Markets and the remaining derivatives portfolio of AIGFP. AIG Markets acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services. The remaining portfolio of AIGFP continues to be wound down and is managed consistent with AIG's risk management objectives. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions AIG believes are of low complexity, low risk or currently not economically appropriate to unwind based on a cost versus benefit analysis.

•
Direct Investment book – includes results for the MIP and certain non-derivative assets and liabilities of AIGFP. Certain non-derivative assets and liabilities of the DIB are accounted for under the fair value option and thus operating results are subject to periodic market volatility.

•
Retained Interests – includes fair value gains or losses on AIG's remaining interest in AIA ordinary shares, prior to their sale, the retained interest in ML III, and, prior to their sale on March 8, 2011, the MetLife, Inc. (MetLife) securities that were received as consideration from the sale of ALICO.

•
Corporate & Other – consists primarily of interest expense, intercompany interest income that is eliminated in consolidation, expenses of corporate staff not attributable to specific business segments (including restructuring costs), expenses related to internal controls, corporate initiatives, certain compensation plan expenses, corporate-level net realized capital gains and losses, and certain litigation-related charges and credits.

Other Operations Results

The following table presents pre-tax income for AIG's Other operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Mortgage Guaranty	$6	$(82)	NM %	$62	$(68)	NM	%
Global Capital Markets	190	(187)	NM	253	(66)	NM
Direct Investment book	406	103	294	1,139	586	94
Retained interests:
Change in fair value of AIA securities, including realized gain in 2012	527	(2,315)	NM	1,829	268	NM
Change in fair value of ML III	330	(931)	NM	2,888	(854)	NM
Change in the fair value of the MetLife securities prior to their sale	–	–	NM	–	(157)	NM

Corporate & Other:
Interest expense on FRBNY Credit Facility	–	–	NM	–	(72)	NM
Other interest expense	(416)	(406)	(2)	(1,189)	(1,319)	10
Corporate expenses, net	(176)	(449)	61	(1,307)	(708)	(85)
Real estate and other non-core businesses	(40)	22	NM	(117)	79	NM
Loss on extinguishment of debt	–	–	NM	(9)	(3,331)	100
Net realized capital gains (losses)	66	312	(79)	(34)	(111)	69
Net loss on sale of divested businesses	–	(2)	NM	(3)	(76)	96

Total Corporate & Other	(566)	(523)	(8)	(2,659)	(5,538)	52

Consolidation and eliminations	(2)	(10)	80	(1)	(26)	96

Total Other operations	$891	$(3,945)	NM %	$3,511	$(5,855)	NM	%

Mortgage Guaranty

The following table presents pre-tax income for Mortgage Guaranty:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Underwriting results:
Net premiums written	$219	$206	6%	$622	$601	3%
Increase in unearned premiums	(42)	(9)	(367)	(97)	10	NM

Net premiums earned	177	197	(10)	525	611	(14)
Claims and claims adjustment expenses incurred	163	279	(42)	434	655	(34)
Underwriting expenses	49	49	–	146	129	13

Underwriting loss	(35)	(131)	73	(55)	(173)	68

Investing and other results:
Net investment income	38	33	15	109	101	8
Net realized capital gains	3	16	(81)	8	4	100

Pre-tax income (loss)	$6	$(82)	NM %	$62	$(68)	NM %

Quarterly Mortgage Guaranty Results

Mortgage Guaranty reported pre-tax income in the three-month period ended September 30, 2012 compared to pre-tax loss in the same period in 2011 primarily due to:

•
a decrease in claims and claims adjustment expenses of $116 million, reflecting lower claims and claims adjustment expenses in the first- and second-lien businesses of $69 million and $50 million, respectively. Claims and claims adjustment expenses included favorable prior year loss development of $44 million, which consists of $8 million for first-liens, $9 million for second-liens, $9 million for student loans and $18 million for the international business. This favorable prior year development was offset by current accident period losses attributable to business written in 2008 and prior;

  •
  the first-lien claims and claims adjustment expenses decrease was due to a 23 percent decline in newly reported delinquencies and favorable prior year loss development of $8 million in the three months ended September 30, 2012, compared to an unfavorable development of $55 million during the same period in 2011. The favorable development of $8 million included $41 million of favorable development arising from the claims requests sent to lenders mentioned above in Outlook – Other Operations – Mortgage Guaranty, offset by $33 million of unfavorable development on delinquencies for which claim requests were not made; and

  •
  the second-lien claims and claims adjustment expenses decline reflects $9 million of favorable loss development during the three months ended September 30, 2012 compared to unfavorable development of $9 million during the same period in 2011 due to decreasing newly reported delinquencies as additional policies reach respective stop-loss limits and a $22 million reserve increase in the second quarter of 2011 in connection with an adverse judgment on previously rescinded losses.

•
the commutation of 90 percent of UGC's international business in the United Kingdom during the three months ended September 30, 2012, which resulted in an underwriting gain of $3 million and in a reduction in reserves for loss and loss adjustment expenses of $97 million, or 40 percent, of International reserves.

These items were partially offset by:

•
a decline in earned premiums on second-lien and international businesses, both of which were placed into runoff during 2008, of $13 million and $3 million respectively; and

•
a decline in realized investment gains of $13 million for the three months ended September 30, 2012.

Year-to-Date Mortgage Guaranty Results

Mortgage Guaranty pre-tax results improved in the nine-month period ended September 30, 2012 compared to the same period in 2011 primarily due to:

•
a decrease in claims and claims adjustment expenses of $221 million, reflecting decreases in first and second-lien businesses of $189 million and $89 million, respectively, which were partially offset by an increase in international claims and claims adjustment expenses of $61 million. Claims and claims adjustment expenses for the nine months ended September 30, 2012 included favorable prior year loss development of $103 million, which consists of $35 million in first liens, $42 million in second liens, $16 million in student loans and $10 million in the international business. This favorable prior year development was offset by current accident year losses attributable to business written in 2008 and prior;

•
the $189 million decrease in first-lien claims and claims adjustment expenses reflects lower levels of newly reported delinquencies, increased denied and rescinded claims and favorable loss development of $35 million for the nine months ended September 30, 2012 compared to $120 million of unfavorable development during the same period in 2011. The favorable development of $35 million in 2012, included $118 million of favorable development arising from the claims requests sent to lenders mentioned above, offset by $83 million of unfavorable development on delinquencies for which claim requests were not made;

•
the $89 million decline in second-lien business claims and claims adjustment expenses primarily reflects a decrease in claims and claims adjustment expenses paid; and

•
the increased claims and claims adjustment expenses in the international business reflects a reduction in claim reserves during the nine-month period ended September 30, 2011 due to a settlement of certain delinquencies with a major European lender that resulted in a $43 million benefit.

These items were partially offset by:

•
a decline in first-lien earned premiums of $36 million reflecting higher premium refunds due to the rescissions arising from the claims requests sent to lenders during the fourth quarter of 2011 and continuing into the first nine months of 2012, as discussed in Outlook herein, in addition to the declining persistency on the 2008 and prior policy years;

•
a decline in earned premiums on second-lien, and international businesses, both of which were placed into run-off during 2008, of $33 million and $16 million respectively; and

•
a $17 million increase in underwriting expenses driven primarily by an increase in underwriting, sales and product initiatives. All of these activities support the increase in new insurance written for the year.

New insurance written, which represents the original principal balance of the insured mortgages, was approximately $26 billion and $11 billion for the nine months ended September 30, 2012 and 2011, respectively. The increase in new insurance written is the result of the market acceptance by lenders of UGC's risk-based pricing model and withdrawal of certain competitors from the market during 2011. See Outlook – Other Operations – Mortgage Guaranty for further discussion.

Risk-in-Force

The following table presents risk in force and delinquency ratio information for Mortgage Guaranty domestic business:

At September 30, (dollars in billions)	2012	2011

Domestic first-lien:
Risk in force	$27.8	$25.1
60+ day delinquency ratio on primary loans(a)	9.6%	14.1%
Domestic second-lien:
Risk in force(b)	$1.3	$1.6

(a)     Based on number of policies.

(b)     Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

Global Capital Markets (GCM) Operations

GCM reported pre-tax income in the three-month period ended September 30, 2012 compared to a pre-tax loss in the same period in 2011 primarily due to improvement in unrealized market valuations related to the super senior CDS portfolio, improvement in net credit valuation adjustments on the GCM derivative assets and liabilities and a decrease in operating expenses. For the three-month periods ended September 30, 2012 and 2011, unrealized market valuation gains of $204 million and $3 million, respectively, were recognized. The improvement resulted primarily from CDS transactions written on multi-sector CDOs driven by amortization and price movements within the CDS portfolio. For the three-month period ended September 30, 2012, no net credit valuation adjustment gains or losses were recognized, compared to a net credit valuation adjustment loss of $97 million in 2011. The improvement resulted primarily from a tightening of counterparty credit spreads.

GCM reported pre-tax income in the nine-month period ended September 30, 2012 compared to a pre-tax loss in the same period in 2011 primarily due to improvement in unrealized market valuations related to the super senior CDS portfolio and a decrease in operating expenses. For the nine-month periods ended September 30, 2012 and 2011, unrealized market valuation gains of $401 million and $232 million, respectively, were recognized. The improvement resulted primarily from CDS transactions written on multi-sector CDOs driven by amortization and price movements within the CDS portfolio.

See Critical Accounting Estimates – Level 3 Assets and Liabilities herein for a discussion of the super senior CDS portfolio.

Direct Investment Book Results

The DIB's pre-tax income increased in the three-month period ended September 30, 2012 compared to the same period in 2011 primarily due to improvement in net credit valuation adjustments on the DIB assets and liabilities for which the fair value option was elected and gains realized from unwinding certain transactions. For the three-month periods ended September 30, 2012 and 2011, net credit valuation adjustment gains of $323 million and $54 million, respectively, were recognized. The improvement resulted primarily from gains on assets due to the tightening of counterparty credit spreads, partially offset by losses on liabilities due to the tightening of AIG's credit spreads.

The DIB's pre-tax income increased in the nine-month period ended September 30, 2012 compared to the same period in 2011 primarily due to realized capital gains in 2012 and improvement in net credit valuation adjustments on the DIB assets and liabilities for which the fair value option was elected. In the first quarter of 2012, the DIB realized a capital gain of $426 million on the sale of 35.7 million common units of The Blackstone Group L.P. For the nine-month periods ended September 30, 2012 and 2011, net credit valuation adjustment gains of $453 million and $370 million, respectively, were recognized. The improvement resulted primarily from gains on assets due to the tightening of counterparty credit spreads, partially offset by losses on liabilities due to the tightening of AIG's credit spreads.

The following table presents credit valuation adjustment gains (losses) for the DIB assets and liabilities for which the fair value option was elected (excluding intercompany transactions):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Counterparty Credit Valuation Adjustment on Assets:
Bond trading securities	$446	$(403)	$1,048	$(121)
Loans and other assets	3	(1)	26	17

Increase (decrease) in assets	$449	$(404)	$1,074	$(104)

AIG's Own Credit Valuation Adjustment on Liabilities:
Notes and bonds payable	$(44)	$164	$(227)	$160
Hybrid financial instrument liabilities	(57)	186	(273)	178
Guaranteed Investment Agreements	(17)	85	(90)	114
Other liabilities	(8)	23	(31)	22

(Increase) decrease in liabilities	$(126)	$458	$(621)	$474

Net pre-tax increase to Other income	$323	$54	$453	$370

Retained Interests

Change in Fair Value of AIA Securities

On March 7, 2012, AIG sold approximately 1.72 billion ordinary shares of AIA and recognized a gain of $0.6 billion. On September 11, 2012, AIG sold approximately 600 million ordinary shares of AIA for a loss of $19 million. As a result of these sales, AIG's retained interest in AIA decreased from approximately 33 percent with a total carrying value of $12.4 billion at December 31, 2011 to approximately 14 percent with a total carrying value of $6.1 billion at September 30, 2012. The fair value of AIG's remaining interest in AIA securities increased $527 million and $1.8 billion for the three- and nine-month periods ended September 30, 2012, respectively.

Change in Fair Value of ML III

The gains attributable to AIG's interest in ML III for the nine months ended September 30, 2012 were based in part on the completion of the final auction of ML III assets by the FRBNY, in the third quarter of 2012.

Change in Fair Value of the MetLife Securities Prior to Sale

AIG recognized a loss in the nine months ended September 30, 2011, representing the decline in the securities' value, due to market conditions, from December 31, 2010 through the date of their sale in the first quarter of 2011.

Corporate & Other

Corporate & Other reported a higher pre-tax loss in the three months ended September 30, 2012 compared to the same period in 2011 primarily due to:

•
lower net realized capital gains on foreign-denominated debt resulting from U.S. dollar strengthening against the euro and the British pound; and

•
lower gains on real estate dispositions and losses on real estate equity investments.

Partially offsetting these losses was a reduction in expense of $117 million in the three months ended September 30, 2012 resulting from the decrease in the estimate of the liability for the Department of the Treasury's underwriting fees for the sale of AIG Common Stock as shares were sold at a price lower than had been estimated at the time the accrual was established and AIG repurchased a significant amount of shares for which no payment to the underwriters was required.

Corporate & Other reported a decline in pre-tax losses in the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the effects of the following:

•
a loss on extinguishment of debt of $3.3 billion in 2011 in connection with the transactions to recapitalize AIG, primarily consisting of the accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility;

•
reduction in expense of $184 million in 2012 resulting from the decrease in the estimate of the liability for the Department of the Treasury's underwriting fees described above: and

•
a decline in interest expense as a result of the repayment of the FRBNY Credit Facility and the exchange of outstanding junior subordinated debentures for senior unsecured notes in 2011.

Partially offsetting these improvements was an increase in corporate expenses due to an increased estimated litigation liability of approximately $729 million based on developments in several actions, ongoing corporate initiatives and higher compensation expense, which varies in part based on AIG's stock price.

Real estate and other non-core businesses declined due to lower gains on real estate dispositions and higher equity losses on real estate investments.

Consolidated Comprehensive Income (Loss)

The following table presents AIG's consolidated comprehensive income (loss):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Net income (loss)	$1,861	$(3,826)	NM %	$7,649	$(272)	NM %

Change in unrealized appreciation of investments	5,155	2,930	76	9,946	5,756	73
Change in deferred acquisition costs adjustment and other	(405)	108	NM	(903)	(580)	(56)
Change in future policy benefits	(442)	(1,665)	73	(509)	(1,665)	69
Change in foreign currency translation adjustments	258	(529)	NM	(167)	428	NM
Change in net derivative gains (losses) arising from cash flow hedging activities	3	14	(79)	11	45	(76)
Change in retirement plan liabilities adjustment	20	(558)	NM	66	(548)	NM
Change attributable to divestitures and deconsolidations	–	(2,707)	NM	–	(5,041)	NM
Deferred tax liability	(1,490)	(763)	(95)	(2,710)	(231)	NM

Other comprehensive income (loss)	3,099	(3,170)	NM	5,734	(1,836)	NM

Comprehensive income (loss)	4,960	(6,996)	NM	13,383	(2,108)	NM

Total comprehensive income attributable to noncontrolling interests	8	58	(86)	253	432	(41)

Comprehensive income (loss) attributable to AIG	$4,952	$(7,054)	NM %	$13,130	$(2,540)	NM %

Change in Unrealized Appreciation of Investments

The increases in 2012 were primarily attributable to appreciation in bonds available for sale due to lower interest rates and narrowing spreads for investment grade and high yield securities. U.S. Treasury rates increased during the first quarter of 2012, however spreads narrowed more than the increase in U.S. Treasury rates, resulting in lower rates and increased unrealized appreciation in the quarter. U.S. Treasury rates declined during the second quarter of 2012, with the ten year rate declining to a historical low during the quarter. Partially offsetting the U.S. Treasury rate decline were widening spreads, although the increased spreads were less than the U.S. Treasury rate decline. U.S. Treasury rates ended the third quarter of 2012 approximately flat; however, spreads narrowed considerably in the quarter, resulting in significant unrealized appreciation.

During 2011, the insurance operations portfolios experienced appreciation in bonds available for sale and increased valuations on cost method partnerships, and appreciation on equities available for sale. The bond appreciation was driven by lower rates, with spread tightening on high yield securities more than offsetting the U.S. Treasury rate increase during the first quarter of 2011. Higher valuations on cost method partnerships also contributed to the appreciation during the first quarter of 2011, driven by positive equity market performance. A combination of lower U.S. Treasury rates and spread tightening on investment grade securities drove appreciation during the second quarter of 2011, with an additional contribution coming from appreciation in AIG's investment in the PICC Property and Casualty Co. Ltd. U.S. Treasury rates dropped significantly in the third quarter of 2011, partially offset by spreads widening. The net effect was an increase in unrealized appreciation, primarily in respect of government obligations and high grade fixed securities. The third quarter of 2011 reflected challenging conditions for equity securities, with AIG's investment in The Blackstone Group L.P. and PICC Property and Casualty Co. Ltd experiencing unrealized losses.

The effects of reclassification adjustments included in net income on unrealized appreciation of investments were $877 million and $2.7 billion, respectively, for the three and nine months ended September 30, 2012 compared to $621 million and $1.5 billion, respectively, in the three and nine months ended September 30, 2011.

See Investments – Investment Highlights – Securities available for sale herein for a table on the gross unrealized gains (losses) of AIG's available for sale securities by type of security.

Change in Deferred Acquisition Costs Adjustment and Other

The change in DAC in 2012 is primarily the result of increases in the unrealized appreciation of investments supporting interest-sensitive products. DAC for investment-oriented products is adjusted for changes in estimated gross profits that result from changes in the net unrealized gains or losses on fixed maturity and equity securities available for sale. Because fixed maturity and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in DAC amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. These adjustments, net of tax, are included with the change in net unrealized appreciation (depreciation) of investments that is credited or charged directly to Accumulated other comprehensive income (loss).

Change in Future Policy Benefits

Primarily as a result of the increase in unrealized appreciation of investments during the three-month period ended September 30, 2012, AIG recorded additional future policy benefits through Other comprehensive income. This change in future policy benefits assumes the securities underlying certain traditional long-duration products had been sold at their stated aggregate fair value and reinvested at current yields. This increase in future policy benefits was partially offset by loss reserve recognition resulting from sales of securities in unrealized gain positions.

Change in Foreign Currency Translation Adjustments

The change in foreign currency translation adjustment was a net gain for the three months ended September 30, 2012 due to the weakening of the U.S. dollar against the euro, British pound, Japanese yen and Canadian dollar compared to a net loss for the three months ended September 30, 2011, due to the strengthening of the U.S. dollar against the British pound, Canadian dollar, partially offset by the appreciation of the Japanese yen.

The change in foreign currency translation adjustments was a net loss for the nine months ended September 30, 2012 due to the strengthening of the U.S. dollar against the euro and Japanese yen compared to a net gain for the nine months ended September 30, 2011, due to the weakening of the U.S. dollar against the euro and Japanese yen.

Change in Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities

The decline primarily reflects the gradual run-off of the cash flow hedge portfolio, partially offset by a decline in the interest rate environment.

Change in Retirement Plan Liabilities Adjustment

The positive adjustment in 2012, compared to the negative adjustment in 2011, is primarily due to the 2011 remeasurement of certain U.S. plans and fluctuations in exchange rates in effect for 2012 compared to 2011. The AIG Retirement and AIG Excess Plans were remeasured in 2011 due to the conversion of those plans to cash balance plans, and AIG recognized a reduction in Accumulated other comprehensive income in connection with the remeasurement in 2011 primarily due to a decrease in the discount rate. The AIG Postretirement Plan was remeasured in 2011 as a result of the elimination of the retiree medical employer subsidy for certain employees.

Change Attributable to Divestitures and Deconsolidations

The change attributable to divestitures and deconsolidations in 2011 primarily reflects the derecognition of all items in Accumulated other comprehensive income (loss) at the time of sale for AIG Star, AIG Edison and Nan Shan.

Deferred Taxes on Other Comprehensive Income

For the three and nine months ended September 30, 2012, the effective tax rates on pre-tax Other Comprehensive Income were 32.5 percent and 32.1 percent, respectively. The effective tax rates differ from the statutory 35 percent rate primarily due to a decrease in the valuation allowance and the effect of foreign operations.

For the three and nine months ended September 30, 2011, the effective tax rates on pre-tax Other Comprehensive Loss were (31.7) percent and (14.4) percent, respectively. The effective tax rate for the three months ended September 30, 2011 differs from the statutory 35 percent rate primarily due to changes in the valuation allowance, the Nan Shan disposition, and the effect of foreign operations. The effective tax rate for the nine months ended September 30, 2011 differs from the statutory 35 percent rate primarily due to the AIG Star, AIG Edison and Nan Shan dispositions and the effect of foreign operations. For the nine-month period ended September 30, 2011, the entire increase in the valuation allowance was allocated to continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet payment obligations. Capital refers to the long-term financial resources available to support the operation of businesses, fund business growth, and provide a cushion to withstand adverse circumstances.

AIG manages its liquidity and capital resources at the legal entity level. AIG's ability to generate and maintain sufficient liquidity and capital depends on the profitability of its businesses, general economic conditions and its access to the capital markets and the alternate sources of liquidity and capital described in this section. AIG believes that it has sufficient liquidity to satisfy future liquidity requirements and meet its obligations, including reasonably foreseeable contingencies or events.

As part of the active management of its capital, AIG may, depending on market conditions, rating agency considerations and other factors, from time to time take various actions, including possibly repurchasing or redeeming outstanding debt, issuing new debt or engaging in debt exchange offers.

Highlights of actions taken during the nine months ended September 30, 2012 that affected liquidity and capital resources include:

•
AIG Share Repurchases – Purchases of AIG Common Stock totaling approximately $13.0 billion in the 2012 Offerings by the Department of the Treasury;

•
Pay down of AIA SPV Preferred Interests – $8.6 billion in liquidation preference of the AIA SPV Preferred Interests held by the Department of the Treasury (representing the full amount outstanding) was paid down in full in March using both existing funds and the proceeds from the following sources:

  •
  Sale of approximately 1.72 billion AIA ordinary shares for gross proceeds of approximately $6.0 billion;

  •
  Distributions of approximately $1.6 billion to AIG from the FRBNY's final disposition of ML II securities; and

  •
  Use of existing funds allocated to the MIP;

•
Additional Sale of AIA Shares – Sale in September of approximately 600 million AIA ordinary shares for gross proceeds of approximately $2.0 billion;

•
ML III Distributions – Distributions during the nine months ended September 30, 2012 of approximately $8.5 billion to AIG from the FRBNY's dispositions of ML III assets;

•
Funding from Subsidiaries – approximately $4.7 billion paid to AIG Parent from subsidiaries, including:

  •
  Approximately $1.0 billion and $636 million in non-cash and cash dividends respectively, from AIG Property Casualty;

    •
    $2.4 billion in note repayments from AIG Life and Retirement funded by payments of dividends from AIG Life and Retirement subsidiaries; and

    •
    $400 million in dividends from the AIA SPV, representing the proceeds from the sale of ordinary shares of AIA held by the AIA SPV to an AIG Property Casualty subsidiary;

•
AIG Notes Offerings:

  •
  A registered public offering of $750 million principal amount of 3.000% Notes Due 2015 and $1.25 billion principal amount of 3.800% Notes Due 2017 for the MIP in the first quarter of 2012. The proceeds were used to continue to reduce the risk of, and better match the assets and liabilities in, the MIP;

  •
  Two registered public offerings of an aggregate $1.5 billion principal amount of 4.875% Notes Due 2022 in the second quarter of 2012. The proceeds from these two offerings are being used for general corporate purposes, which are currently expected to include the repayment of debt maturing in 2013; and

  •
  A registered public offering of $250 million principal amount of 2.375% Subordinated Notes Due 2015 in the third quarter of 2012. The proceeds are being used for general corporate purposes;

•
Debt Reduction – repayment of total debt of $ 10.1 billion, which includes repayments of $ 3.0 billion by AIG Parent;

•
ALICO Escrow Release – $950 million held in escrow in connection with the sale of ALICO was released to AIG on August 31, 2012 (see Note 9 to the Consolidated Financial Statements for additional information); and

•
ILFC Debt Financings – $4.0 billion in the aggregate of secured and unsecured financings, consisting of the issuance of $2.3 billion aggregate principal amount of senior unsecured notes and $1.7 billion in secured term loans.

See Liquidity of Parent and Subsidiaries – Sources of Liquidity herein for further discussion.

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

AIG's insurance operations must comply with numerous constraints on their minimum capital positions. These constraints are guiding requirements for capital adequacy for individual businesses, based on capital assessments under rating agency, regulatory and business requirements. Using ERM's stress testing methodology, the capital impact of potential stresses is evaluated relative to the binding capital constraint of each business operation to determine the liquidity required of AIG Parent to support the insurance operations and maintain their target capitalization levels. Added to this amount is the contingent liquidity required from AIG Parent under stressed scenarios for non-insurance operations.

AIG operates within the updated liquidity risk appetite framework which was approved in September 2012. AIG Parent liquidity risk tolerance levels were established for base and stress scenarios over a two-year time horizon designed to ensure that daily funding needs are met across varying market conditions. In the event that defined risk tolerance levels are projected to be breached, AIG will take appropriate actions to further increase liquidity sources and/or reduce liquidity requirements to remain within the stated risk appetite, although no assurance can be given that this can be achieved under then-prevailing market conditions.

AIG has in place unconditional capital maintenance agreements (CMAs) with certain AIG Property Casualty and AIG Life and Retirement insurance companies. These CMAs are expected to continue to enhance AIG's capital management practices, and will help manage the flow of capital and funds between AIG Parent and its insurance company subsidiaries. AIG has also entered into and expects to enter into additional CMAs with certain other insurance companies as needed in 2012. For additional details regarding CMAs, see Liquidity of Parent and Subsidiaries – AIG Property Casualty, and AIG Life and Retirement, below.

Some circumstances may cause AIG's cash needs to exceed its liquidity sources. Additional collateral calls, deterioration in investment portfolios or reserve strengthening affecting statutory surplus, higher surrenders of annuities and other policies, downgrades in AIG's credit ratings, or catastrophic losses may result in significant additional cash needs, loss of some sources of liquidity or both. In addition, regulatory and other legal restrictions could limit AIG's ability to transfer funds freely, either to or from its subsidiaries.

Dividend Restrictions

Payment of future dividends to AIG shareholders depends in part on the regulatory framework that will ultimately be applicable to AIG, including AIG's status as an SLHC under Dodd-Frank and whether AIG is determined to be a SIFI. See Note 10 to the Consolidated Financial Statements for additional discussion of potential restrictions on payments of dividends to common shareholders.

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. See Note 18 to the Consolidated Financial Statements in the 2011 Annual Report for additional discussion of restrictions on payments of dividends by AIG and its subsidiaries.

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statement of Cash Flows:

Nine Months Ended September 30, (in millions)	2012	2011

Summary:
Net cash provided by (used in) operating activities	$2,839	$(1,201)*
Net cash provided by investing activities	19,158	36,146
Net cash used in financing activities	(21,854)	(35,444)
Effect of exchange rate changes on cash	(9)	37

Increase (decrease) in cash	134	(462)
Cash at beginning of year	1,474	1,558
Change in cash of businesses held for sale	–	446

Cash at end of period	$1,608	$1,542

*         Includes $3.4 billion of operating cash flows from divested foreign life insurance subsidiaries, including Nan Shan, AIG Star and AIG Edison.

Operating Cash Flow Activities

Interest payments totaled $3.1 billion and $8.0 billion for the nine months ended September 30, 2012 and 2011, respectively. Cash paid for interest in the first nine months of 2011 includes the payment of FRBNY Credit Facility accrued compounded interest totaling $6.4 billion. Excluding interest payments, AIG generated positive operating cash flow of $5.9 billion and $6.8 billion in 2012 and 2011, respectively.

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Cash provided by AIG Property Casualty operating activities was $1.1 billion for the nine months ended September 30, 2012 compared to cash used of $0.3 billion in the same period in 2011, primarily reflecting lower catastrophe losses, and underwriting improvements related to rate increases and enhanced risk selection, partially offset by higher acquisition costs as a result of the change in business mix from Commercial Insurance to Consumer Insurance. The nine months ended September 30, 2011 were affected by significant catastrophe losses, including the Tohoku Catastrophe in Japan and earthquakes in New Zealand.

Cash provided by operating activities of $1.4 billion by AIG Life and Retirement was consistent for the nine months ended September 30, 2012 and 2011. Aircraft Leasing generated cash from operating activities of $2.3 billion and $1.9 billion during the same periods. These cash flows reflected operating performance that was generally consistent for Aircraft Leasing in both periods.

Investing Cash Flow Activities

Net cash provided by investing activities for the nine months ended September 30, 2012 includes the following items:

•
distributions from AIG Life and Retirement related to the sale of the underlying assets held by ML II of approximately $1.6 billion;

•
payments of approximately $8.5 billion received in connection with the dispositions of ML III assets by the FRBNY;

•
gross proceeds of approximately $8.0 billion from the sale of approximately 2.3 billion AIA ordinary shares; and

•
approximately $1.0 billion of cash collateral received in connection with the securities lending program launched during 2012 by AIG Life and Retirement.

Net cash provided by investing activities in 2011 was primarily attributable to the utilization of previously restricted cash generated from the AIA initial public offering and the disposition of MetLife securities received in the ALICO sale. The restrictions on the cash were released in connection with the Recapitalization in 2011.

Financing Cash Flow Activities

Net cash used in financing activities during the nine months ended September 30, 2012 includes the following activities:

•
$8.6 billion pay down of the Department of the Treasury's AIA SPV Preferred Interests; and

•
total payments of approximately $13.0 billion for the purchase of approximately 421 million shares of AIG Common Stock.

Net cash used in financing activities for 2011 primarily resulted from the repayment of the FRBNY Credit Facility and the $11.4 billion partial repayment of the AIA SPV Preferred Interests and the preferred interests in AM Holdings LLC (the ALICO SPV) in connection with the Recapitalization and use of proceeds received from the sales of foreign life insurance entities in 2011, all within Other operations.

Liquidity of Parent and Subsidiaries

AIG Parent

AIG Parent's primary sources of liquidity are short-term investments, borrowing availability under credit and contingent liquidity facilities and dividends, distributions and other payments from subsidiaries. In addition, subject to market conditions, AIG expects to access the debt markets from time to time to meet its financing needs, which include the payment of maturing debt of AIG and its subsidiaries. AIG maintains substantial actual and contingent liquidity.

The following table presents AIG Parent's liquidity:

(In millions)	As of September 30, 2012

Cash and short-term investments(a)	$7,059
Available capacity under Syndicated Credit Facilities(b)	3,537
Available capacity under Contingent Liquidity Facilities(c)	1,000

Total AIG Parent liquidity sources	$11,596

(a)     Includes reverse repurchase agreements totaling $5.6 billion used to reduce unsecured exposures.

(b)     AIG entered into an amended and restated syndicated bank credit facility on October 5, 2012. For additional information relating to this credit facility, see Credit Facilities below.

(c)     AIG currently does not intend to enter into any put option agreements under one of its contingent liquidity facilities of $500 million; if AIG does not request to enter into such put option agreements by November 9, 2012, its right to do so will expire, thereby effectively terminating this contingent facility. For additional information relating to the contingent liquidity facilities, see Contingent Liquidity Facilities below.

Highlights of actions taken during the nine months ended September 30, 2012 that impacted liquidity include:

•
In the first nine months of 2012, the Department of the Treasury, as the selling shareholder, completed four registered public offerings of AIG Common Stock, in which AIG purchased an aggregate of approximately $13 billion of AIG Common Stock at the initial public offering price in each offering. See Note 10 to the Consolidated Financial Statements for additional information on these offerings.

•
In March 2012, AIG paid down in full the remaining liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests and redeemed the Department of the Treasury's preferred participating return rights under the AIA SPV and the ALICO SPV limited liability company agreements. As a result of these payments the following items, which had been held as security to support the repayment of the AIA SPV Preferred Interests, were released from that pledge:

  •
  the equity interests in ILFC,

  •
  the ordinary shares of AIA held by the AIA SPV,

  •
  the common equity interest in the AIA SPV held by AIG,

  •
  AIG's interests in ML III, and;

  •
  cash held in escrow to secure indemnifications provided to MetLife, Inc. (MetLife) under the ALICO stock purchase agreement.

•
In March 2012, AIG issued $750 million principal amount of 3.000% Notes Due 2015 and $1.25 billion principal amount of 3.800% Notes Due 2017, the proceeds of which were used to continue to reduce the risk of, and better match the assets and liabilities in, the MIP.

•
In May 2012, AIG issued $750 million principal amount of 4.875% Notes Due 2022 and in June 2012, AIG issued an additional $750 million principal amount of these notes. The proceeds from these offerings are being used for general corporate purposes which are currently expected to include the repayment of debt maturing in 2013.

•
In August 2012, AIG issued $250 million principal amount of 2.375% Subordinated Notes Due 2015. The proceeds from this offering are being used for general corporate purposes.

•
In March 2012 and September 2012, AIG sold an aggregate of approximately 2.3 billion AIA ordinary shares for gross proceeds of approximately $8.0 billion, of which approximately $6.0 billion was used to pay down the AIA SPV Preferred Interests, reducing total ownership in AIA from approximately 33 percent to approximately 14 percent.

•
In the first nine months of 2012, distributions of approximately $8.5 billion to AIG from the FRBNY's dispositions of ML III assets.

•
In August 2012, $950 million held in escrow to secure indemnifications provided to MetLife under the ALICO stock purchase agreement was released to AIG.

Sources of Liquidity

AIG Parent's primary sources of liquidity are dividends, distributions, and other payments from subsidiaries, as well as credit and contingent liquidity facilities. In addition, as noted above, AIG expects to access the debt markets from time to time to meet its financing needs. In the first nine months of 2012, AIG Parent:

•
collected $3.8 billion in cash payments from subsidiaries, including $2.4 billion in note repayments from AIG Life and Retirement subsidiaries funded by payments of dividends from subsidiaries (representing an acceleration of planned 2012 payments from its subsidiaries) of which $1.6 billion represented proceeds from the FRBNY's sale of ML II assets, $636 million in dividends from AIG Property Casualty subsidiaries, and $400 million in dividends from the AIA SPV, representing the proceeds from the sale of shares of AIA held by the AIA SPV to an AIG Property Casualty subsidiary;

•
collected approximately $1.0 billion in non-cash dividends from AIG Property Casualty subsidiaries in the form of municipal bonds;

•
issued $2.0 billion of senior unsecured notes to continue to reduce the risk of, and better match the assets and liabilities in, the MIP (described more fully in Liquidity of Parent and Subsidiaries – Other Operations – Direct Investment Book below);

•
issued $1.5 billion of senior unsecured notes to be used for general corporate purposes;

•
issued $250 million of subordinated unsecured notes to be used for general corporate purposes; and

•
sold approximately 2.3 billion AIA ordinary shares for gross proceeds of approximately $8.0 billion, of which approximately $6.0 billion was utilized to pay down the AIA SPV Preferred Interests, reducing total ownership in AIA from approximately 33 percent to approximately 14 percent.

Uses of Liquidity

AIG Parent's primary uses of liquidity are for debt service, capital management, operating expenses and subsidiary capital needs. In the first nine months of 2012, AIG Parent:

•
retired $3.0 billion of debt, including $2.6 billion of MIP long-term debt, and made interest payments totaling $1.5 billion;

•
purchased approximately 421 million shares of AIG Common Stock in the registered public offerings of AIG Common Stock by the Department of the Treasury for approximately $13.0 billion;

•
utilized approximately $1.6 billion in proceeds from the distributions from ML II, approximately $6.0 billion in gross proceeds from the sale of the AIA ordinary shares and existing funds from the MIP to pay down the liquidation preference of the AIA SPV Preferred Interests and redeem the Department of the Treasury's preferred participating return rights in the AIA SPV and the ALICO SPV;

•
paid $550 million as a result of final approval of a settlement under the Consolidated 2004 Securities Litigation (see Note 9 to the Consolidated Financial Statements for additional information); and

•
made $40 million in net subsidiary capital contributions.

AIG Property Casualty

AIG currently expects that AIG Property Casualty will be able to continue to satisfy future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. AIG Property Casualty subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $7.2 billion as of September 30, 2012. Further, AIG Property Casualty subsidiaries maintain significant levels of investment-grade fixed maturity securities, including substantial holdings in government and corporate bonds, which AIG Property Casualty subsidiaries could monetize in the event liquidity levels are deemed insufficient. AIG Property Casualty paid cash and non-cash dividends of $75 million and $1.6 billion to AIG Parent in the three- and nine-month periods ended September 30, 2012, respectively. In addition, on October 19, 2012, AIG Property Casualty paid a cash dividend of $800 million to AIG Parent.

AIG could be required to provide additional liquidity to AIG Property Casualty subsidiaries under certain circumstances, including:

•
large catastrophes that may require AIG to provide additional support to the affected AIG Property Casualty operations;

•
downgrades in AIG's credit ratings that could put pressure on the insurer financial strength ratings of AIG's subsidiaries which could result in non-renewals or cancellations by policyholders and adversely affect the subsidiary's ability to meet its own obligations;

•
increases in market interest rates that may adversely affect the financial strength ratings of AIG Property Casualty subsidiaries, as rating agency capital models may reduce the amount of available capital relative to required capital; and

•
other potential events that could cause a liquidity strain, including economic collapse of a nation or region significant to AIG Property Casualty operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval.

February 2011 CMAs

In February 2011, AIG entered into CMAs with certain domestic AIG Property Casualty insurance subsidiaries. Among other things, the CMAs provided that AIG would maintain the total adjusted capital of these individual AIG Property Casualty insurance subsidiaries at or above a specified minimum percentage of the subsidiaries' projected total authorized control level Risk-Based Capital (RBC) (as defined by National Association of Insurance Commissioners (NAIC) guidelines and determined based on the subsidiaries' statutory financial statements). As a result, the CMAs provided that if the total adjusted capital of these AIG Property Casualty insurance subsidiaries fell below the specified minimum percentage of their respective total authorized control level RBCs, AIG would contribute cash or other instruments admissible under applicable regulations to these AIG Property Casualty insurance subsidiaries in the amount necessary to increase total adjusted capital to a level at least equal to such specified minimum percentage. Any required contribution under the CMAs would generally have been made during the second and fourth quarters of each year; however, AIG could also make contributions in such amounts and at such times as it deemed appropriate. In addition, the CMAs provide that if the total adjusted capital of these AIG Property Casualty insurance subsidiaries exceeded that same specified minimum percentage of their respective total authorized control level RBCs, subject to board approval, the subsidiaries would have declared and paid ordinary dividends to their respective equity holders up to an amount that is the lesser of:

(i)
the amount necessary to reduce projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage or

(ii)
the maximum amount of ordinary dividends permitted under applicable insurance law.

The CMAs did not prohibit, however, the payment of extraordinary dividends, subject to board or regulatory approval, to reduce projected or actual total adjusted capital to a level equal to or not materially greater than the specified minimum percentage. Any required dividend under the CMAs would generally have been made on a quarterly basis. As structured, the CMAs contemplated that the specified minimum percentage would be reviewed and agreed upon at least annually. The initial specified minimum percentage was 425 percent. For the year ended December 31, 2011, AIG received a total of approximately $1.3 billion in dividends from AIG Property Casualty subsidiaries and made no contributions to AIG Property Casualty subsidiaries under the CMAs.

February 2012 – New CMAs

In February 2012, AIG, Chartis Inc. and certain of its domestic insurance subsidiaries, entered into a new, single CMA, which replaced the CMAs entered into in February 2011. The new CMA is structured similarly to the February 2011 CMAs that it replaces, except that under the new CMA, the total adjusted capital and total authorized control level RBC of these AIG Property Casualty insurance subsidiaries are measured as a group (the Fleet) rather than on an individual company basis. As a result, the new CMA provides that AIG will maintain the total adjusted capital of the Fleet at or above a specified minimum percentage of the Fleet's projected total authorized control level RBC. For the three-month period ended September 30, 2012, AIG did not receive any dividends from AIG Property Casualty subsidiaries. For the nine-month period ended September 30, 2012, AIG received a total of approximately $1.5 billion in dividends from AIG Property Casualty subsidiaries, consisting of cash and municipal bonds, and made no contributions to AIG Property Casualty subsidiaries under the new CMA. Effective February 17, 2012, the specified minimum percentage is 350 percent.

In March 2012, the National Union Fire Insurance Company of Pittsburgh, Pa. (NUFI), an AIG Property Casualty company, became a member of the Federal Home Loan Bank (FHLB) of Pittsburgh. In August 2012, Chartis Specialty Insurance Company (CSI), an AIG Property Casualty company, became a member of the FHLB of Chicago. FHLB membership provides participants with access to various services, including access to low-cost advances through pledging of certain mortgage-backed securities, government and agency securities and other qualifying assets. These advances may be used to provide an additional source of liquidity for balance sheet management or contingency funding purposes. As of September 30, 2012, neither NUFI nor CSI had any advances outstanding under their respective facilities.

AIG Life and Retirement

Management considers the sources of liquidity for AIG Life and Retirement subsidiaries adequate to satisfy future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. Management, however, has recently initiated some specific programs intended to provide additional sources of actual and contingent liquidity. The AIG Life and Retirement subsidiaries continue to maintain liquidity in the form of cash and short-term investments, totaling $5.8 billion as of September 30, 2012. In the first nine months of 2012, AIG Life and Retirement provided $2.4 billion of liquidity to AIG Parent through the payment of dividends from insurance subsidiaries. These payments from the insurance subsidiaries included a $1.6 billion return of capital distribution of the insurance subsidiaries interests in ML II from the FRBNY's sale of the underlying assets. On October 31, 2012, AIG Parent received a distribution of $454 million from AIG Life and Retirement in the form of a note repayment.

The most significant potential liquidity requirements of the AIG Life and Retirement subsidiaries are the funding of product surrenders, withdrawals and maturities. Given the size and liquidity profile of AIG Life and Retirement's investment portfolios, AIG believes that normal deviations from projected claim or surrender experience would not constitute a significant liquidity risk. As part of its risk management framework, AIG Life and Retirement continues to evaluate and implement programs to enhance its liquidity position and facilitate AIG Life and Retirement's ability to maintain a fully invested asset portfolio, including securities lending programs and other secured financings structured to increase liquidity.

During 2012, AIG Life and Retirement began utilizing securities lending programs to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, the AIG Life and Retirement subsidiaries lend securities to financial institutions and receive collateral equal to 102 percent of the fair value of the loaned securities. Reinvestment of cash collateral received is restricted to highly liquid short-term investments. AIG Life and Retirement's liability to the borrower for collateral received was $1.88 billion as of September 30, 2012. In addition, in 2011, certain AIG Life and Retirement insurance subsidiaries became members of the FHLBs in their respective districts, primarily as an additional source of liquidity or for other uses deemed appropriate by management. As of September 30, 2012, AIG Life and Retirement had outstanding borrowings of $82 million from the FHLBs.

In March 2011, AIG entered into CMAs with certain AIG Life and Retirement insurance subsidiaries. Among other things, the CMAs provide that AIG will maintain the total adjusted capital of each of these AIG Life and Retirement insurance subsidiaries at or above a specified minimum percentage of the subsidiary's projected Company Action Level RBCs. As a result, the CMAs provide that if the total adjusted capital of these AIG Life and Retirement insurance subsidiaries falls below the specified minimum percentage of their respective Company Action Level RBCs, AIG will contribute cash or instruments admissible under applicable regulations to these AIG Life and Retirement insurance subsidiaries in the amount necessary to increase total adjusted capital to a level at least equal to such specified minimum percentage. Any required contribution under the CMAs would generally be made during the second and fourth quarters of each year; however, AIG may also make contributions in such amounts and at such times as it deems appropriate.

In addition, the CMAs provide that if the total adjusted capital of these AIG Life and Retirement insurance subsidiaries is in excess of that same specified minimum percentage of their respective total company action level RBCs, subject to board approval, the subsidiaries would declare and pay ordinary dividends to their respective equity holders up to an amount that is the lesser of:

•
(i) the amount necessary to reduce projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage or

•
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

For the year ended December 31, 2011, AIG received a total of approximately $1.4 billion in distributions from AIG Life and Retirement subsidiaries in the form of note repayments. For the nine months ended September 30, 2012, AIG received a total of approximately $2.4 billion in distributions from AIG Life and Retirement subsidiaries in the form of note repayments. AIG made no contributions under the CMAs in either period.

Aircraft Leasing

ILFC's sources of liquidity include existing cash and short-term investments of $2.6 billion, future cash flows from operations, revolving credit facilities, debt issuances, and aircraft sales, subject to market and other conditions. Uses of liquidity for ILFC primarily consist of aircraft purchases and debt repayments.

On February 23, 2012, ILFC closed on a $900 million senior secured term loan due in 2017. ILFC used the proceeds from this loan to prepay the $457 million outstanding under its five-year revolving syndicated bank facility, and the remainder for general corporate purposes. The senior secured term loan is secured primarily by a first priority perfected lien on the equity of certain ILFC subsidiaries that directly or indirectly own a pool of aircraft and related leases. Also on February 23, 2012, AeroTurbine amended its revolving credit facility to increase the maximum aggregate amount available by $95 million to $430 million.

On March 19, 2012, ILFC issued $1.5 billion aggregate principal amount of senior unsecured notes, consisting of $750 million principal amount of 4.875% Notes due 2015 and $750 million principal amount of 5.875% Notes due 2019. The proceeds from these notes were used to repay ILFC's $750 million senior secured term loan scheduled to mature in 2015 and the remainder will be used for general corporate purposes, including the repayment of debt and the purchase of aircraft.

On April 12, 2012, ILFC refinanced its $550 million secured term loan due in 2016. The new secured term loan, which matures in April 2016, bears interest at LIBOR plus a margin of 3.75% with a LIBOR floor of 1.0%, compared to interest of LIBOR plus a margin of 5.0% and a LIBOR floor of 2.0% for the loan that was refinanced.

On April 23, 2012, ILFC closed on a $203 million senior secured term loan due in 2018. ILFC used the proceeds from this loan for the acquisition of seven new aircraft delivered in 2012.

On August 21, 2012, ILFC issued $750 million principal amount of 5.875% Notes due 2022. The proceeds from the sale of these notes will be used for general corporate purposes, including the repayment of debt and the purchase of aircraft.

On October 9, 2012, ILFC entered into a new $2.3 billion three-year revolving credit facility and terminated the existing $2.0 billion three-year revolving credit facility.

See Debt herein for further details on ILFC's revolving credit facilities and outstanding debt.

Other Operations

Mortgage Guaranty

AIG currently expects that its Mortgage Guaranty subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including requirements arising out of reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. Mortgage Guaranty subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $690 million as of September 30, 2012. Further, Mortgage Guaranty businesses maintain significant levels of investment-grade fixed maturity securities, including substantial holdings in municipal and corporate bonds ($2.8 billion in the aggregate at September 30, 2012), which could be monetized in the event liquidity levels are insufficient to meet obligations.

Global Capital Markets

Global Capital Markets acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services. It executes its derivative trades under International Swaps and Derivatives Association, Inc. (ISDA) agreements. The agreements with third parties typically require collateral postings. Many of GCM's transactions with AIG and its subsidiaries also include collateral posting requirements. However, generally, no collateral is called under these contracts unless it is needed to satisfy posting requirements with third parties. Most of GCM's CDS are subject to collateral posting provisions. These provisions differ among counterparties and asset classes. The amount of future collateral posting requirements is a function of AIG's credit ratings, the rating of the reference obligations and the market value of the relevant reference obligations, with the latter being the most significant factor. AIG estimates the amount of potential future collateral postings associated with the super senior CDS using various methodologies. The contingent liquidity requirements associated with such potential future collateral postings are incorporated into AIG's liquidity planning assumptions.

As of September 30, 2012, GCM had total assets of $7.4 billion and total liabilities of $4.7 billion. GCM's assets consist primarily of cash, short-term investments, other receivables, net of allowance, and unrealized gains on swaps, options and forwards. GCM's liabilities consist primarily of trade payables and unrealized losses on swaps, options and forwards. Collateral posted by operations included in GCM to third parties was $4.3 billion and $5.1 billion at September 30, 2012 and December 31, 2011, respectively. Collateral obtained by operations included in GCM from third parties was $910 million and $1.2 billion at September 30, 2012 and December 31, 2011, respectively. The collateral amounts reflect counterparty netting adjustments available under master netting agreements and are inclusive of collateral that exceeded the fair value of derivatives as of the reporting date.

Direct Investment Book

The DIB is comprised of the MIP and certain non-derivative assets and liabilities of AIGFP. The DIB's assets consist primarily of cash, short term investments, fixed maturity securities issued by U.S. government and government sponsored entities, mortgage and asset backed securities, equity securities and to a lesser extent bank loans and mortgage loans. The DIB's liabilities consist primarily of notes and other borrowings supported by assets as well as other short term obligations related to unsettled trades and short-term financing obligations. As of September 30, 2012, the DIB had total assets of $32.4 billion and total liabilities of $25.9 billion. The assets and liabilities and operating results of the DIB exclude the value of hedges related to the non-derivative assets and liabilities of AIGFP. The value of these hedges is included in the assets and liabilities and operating results of GCM.

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

During the nine-months ended September 30, 2012, the DIB used current program liquidity to pay down $5.7 billion in debt. In addition, in the first quarter of 2012, AIG issued $2.0 billion aggregate principal amount of unsecured notes, consisting of $750 million principal amount of 3.000% Notes Due 2015 and $1.25 billion principal amount of 3.800% Notes Due 2017. The proceeds from the sale of these notes are being used to continue to reduce the risk of, and better match the assets and liabilities in, the MIP and the notes are included within MIP notes payable in the debt outstanding table in "Debt – Debt Maturities" below.

During the first quarter of 2012, AIG allocated cash from the DIB to pay down the AIA SPV Preferred Interests. In exchange, AIG's remaining interest in ML III and the future proceeds from the cash held in escrow to secure indemnities provided to MetLife were allocated to the MIP. During the third quarter of 2012, the DIB received approximately $8.5 billion in distributions from the FRBNY's auctions of ML III assets.

In September 2012, a portion of AIA ordinary shares were allocated to the DIB by AIG after the AIA SPV, a wholly owned subsidiary of AIG, distributed those shares to AIG in a dividend.

From time to time, AIG may utilize cash allocated to the DIB that is not required to meet the risk target, for general corporate purposes unrelated to the DIB.

Collateral posted by operations included in the DIB to third parties was $4.6 billion and $5.1 billion at September 30, 2012 and December 31, 2011, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

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

October 15, 2012 (in millions) Facility	Size	Available Amount	Expiration	Effective Date

AIG:
Four-Year Syndicated Credit Facility	4,000	3,037	October 2016	10/5/2012

Total AIG	$4,000	$3,037

ILFC:
Four-Year AeroTurbine Syndicated Facility	430	164	December 2015	12/9/2011
Three-Year Syndicated Facility	2,300	2,300	October 2015	10/9/2012

Total ILFC	$2,730	$2,464

On October 5, 2012, AIG terminated the previously outstanding AIG $1.5 billion 364-Day syndicated credit facility and amended and restated the four-year syndicated credit facility that was entered into in October 2011 (the Previous Facility). The amended and restated four-year syndicated credit facility (the Four-Year Facility) provides for $4.0 billion of revolving loans (increased from $3.0 billion in the Previous Facility), which includes a $2.0 billion letter of credit sublimit. The approximately $1.0 billion of previously issued letters of credit under the Previous Facility were rolled into the letter of credit sublimit within the Four-Year Facility, so that a total of approximately $3.0 billion remains available under this facility, of which approximately $1.0 billion remains available for letters of credit. AIG expects that it may draw down on the Four-Year Facility from time to time, and may use the proceeds for general corporate purposes.

AIG's ability to borrow under the Four-Year Facility is not contingent on its credit ratings. However, AIG's ability to borrow under this facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the facility, including covenants relating to AIG's maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Four-Year Facility would restrict AIG's access to the Four-Year Facility and, consequently, could have a material adverse effect on AIG's financial condition, results of operations and liquidity.

ILFC's three-year credit facility, which became effective on October 9, 2012, contains customary events of default and restrictive financial covenants that, among other things, requires ILFC to maintain a minimum interest coverage ratio and a maximum ratio of consolidated indebtedness to shareholder's equity. This facility replaced ILFC's previous three-year credit facility that was scheduled to expire in January 2014 and was terminated on October 9, 2012. ILFC is a guarantor for a four-year credit facility entered into by AeroTurbine, a wholly-owned subsidiary of ILFC, whose assets are pledged as security for the outstanding amount. In February 2012, ILFC increased AeroTurbine's facility by $95 million to $430 million.

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

•
In October 2011, AIG entered into a contingent liquidity facility (the 2011 Contingent Liquidity Facility) under which AIG has the right, for a period of approximately one year, to enter into put option agreements, with an aggregate notional amount of up to $500 million, with an unaffiliated international financial institution pursuant to which AIG has the right, for a period of five years from the date any such put option agreement is entered into, to issue up to $500 million in senior debt to the financial institution, at AIG's discretion.

AIG currently does not intend to enter into any put option agreements under the 2011 Contingent Liquidity Facility. If AIG does not request to enter into such put option agreements by November 9, 2012, then AIG's ability to issue any senior debt to the financial institution will expire and the 2011 Contingent Liquidity Facility will effectively be terminated.

AIG's ability to borrow under these facilities is not contingent on its credit ratings.

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

September 30, 2012		Payments due by Period
(in millions)	Total Payments	Remainder of 2012	2013 - 2014	2015 - 2016	2017	Thereafter

Loss reserves	$90,665	$11,061	$29,194	$16,093	$5,259	$29,058
Insurance and investment contract liabilities	235,341	14,058	25,112	24,538	10,651	160,982
Aircraft purchase commitments	17,708	263	3,071	5,669	4,235	4,470
Borrowings	71,929	846	12,914	12,862	9,058	36,249
Interest payments on borrowings	52,895	1,087	7,665	6,530	2,629	34,984
Other long-term obligations(a)	159	13	57	13	1	75

Total(b)	$468,697	$27,328	$78,013	$65,705	$31,833	$265,818

(a)     Primarily includes contracts to purchase future services and other capital expenditures.

(b)     Does not reflect unrecognized tax benefits of $4.4 billion, the timing of which is uncertain. In addition, the majority of AIG's credit default swaps require AIG to provide credit protection on a designated portfolio of loans or debt securities. At September 30, 2012, the fair value derivative liability was $2.2 billion, relating to the super senior multi-sector CDO credit default swap portfolio. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. At September 30, 2012, collateral posted with respect to these swaps was $1.8 billion.

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

September 30, 2012			Amount of Commitment Expiring
(in millions)	Total Amounts Committed	Remainder of 2012	2013 - 2014	2015 - 2016	2017	Thereafter

Guarantees:
Liquidity facilities(a)	$101	$–	$–	$–	$–	$101
Standby letters of credit	322	309	10	3	–	–
Guarantees of indebtedness	191	–	–	–	–	191
All other guarantees(b)	471	57	44	180	66	124
Commitments:
Investment commitments(c)	2,445	1,955	279	211	–	–
Commitments to extend credit	351	297	54	–	–	–
Letters of credit	31	20	11	–	–	–
Other commercial commitments(d)	800	24	6	–	–	770

Total(e)	$4,712	$2,662	$404	$394	$66	$1,186

(a)     Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(b)     Includes residual value guarantees associated with aircraft and AIG Life and Retirement construction guarantees connected to affordable housing investments. Excludes potential amounts attributable to indemnification obligations included in asset sales agreements. See Note 9 to the Consolidated Financial Statements.

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

(d)     Excludes commitments with respect to pension plans. The remaining pension contribution for 2012 is expected to be approximately $15 million for U.S. and non-U.S. plans.

(e)     Does not include guarantees, capital maintenance agreements or other support arrangements among AIG consolidated entities.

Securities Financing

At December 31, 2011, the fair value of securities transferred under repurchase agreements accounted for as sales was $2.1 billion and the related cash collateral obtained was $1.6 billion. At September 30, 2012, there were no securities transferred under repurchase agreements accounted for as sales and no related cash collateral obtained. See Note 2 to the Consolidated Financial Statements for additional information on the modification of the criteria for determining whether securities transferred under repurchase agreements are accounted for as sales.

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

Debt

Debt Maturities

The following table summarizes maturing debt at September 30, 2012 of AIG and its subsidiaries for the next four quarters:

(in millions)	Fourth Quarter 2012	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Total

ILFC	$141	$1,376	$738	$1,043	$3,298
Borrowings supported by assets (DIB)	552	494	147	784	1,977
General borrowings	153	–	1,000	–	1,153
Other	–	46	204	163	413

Total	$846	$1,916	$2,089	$1,990	$6,841

Resources available to meet maturing obligations include:

•
ILFC's existing cash and short-term investments of $2.6 billion, as well as its future cash flows from operations, debt issuances and aircraft sales, subject to market and other conditions. See Liquidity of Parent and Subsidiaries – Aircraft Leasing. Additionally, at September 30, 2012, ILFC had $2.0 billion available under its unsecured three-year revolving credit facility and an additional $164 million available under AeroTurbine's secured revolving credit agreement. Subsequent to September 30, 2012, ILFC entered into a new $2.3 billion three-year revolving credit facility, and terminated the existing $2.0 billion three-year revolving credit facility. AIG expects that ILFC will refinance its existing debt or issue additional debt as necessary to meet its maturing debt obligations.

•
AIG borrowings supported by assets consist of debt under the MIP as well as AIGFP debt included in the DIB. Mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold or AIG to access the capital markets to satisfy maturing liabilities. Depending on market conditions and the ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG Parent. At September 30, 2012, all of the debt maturities in the DIB through September 30, 2013 are supported by short-term investments and maturing investments.

The following table provides the rollforward of AIG's total debt outstanding:

Nine Months Ended September 30, 2012
	Balance at December 31, 2011		Maturities and Repayments	Effect of Foreign Exchange		Balance at September 30, 2012
(in millions)		Issuances			Other Changes

Debt issued or guaranteed by AIG:
General borrowings:
Notes and bonds payable	$12,725	$1,508	$(244)	$53	$(2)	$14,040
Subordinated debt	–	250	–	–	–	250
Junior subordinated debt	9,327	–	–	41	(2)	9,366
Loans and mortgages payable	234	–	(2)	(2)	2	232
SunAmerica Financial Group, Inc. notes and bonds payable	298	–	–	–	–	298
Liabilities connected to trust preferred stock	1,339	–	–	–	–	1,339

Total general borrowings	23,923	1,758	(246)	92	(2)	25,525

Borrowings supported by assets:
MIP notes payable	10,147	1,995	(2,556)	(57)	(71)	9,458
Series AIGFP matched notes and bonds payable	3,807	–	(195)	–	(20)	3,592
GIAs, at fair value	7,964	436	(1,500)	–	66 (a)	6,966
Notes and bonds payable, at fair value	2,316	17	(1,383)	–	681 (a)	1,631
Loans and mortgages payable, at fair value	486	–	(248)	–	– (a)	238

Total borrowings supported by assets	24,720	2,448	(5,882)	(57)	656	21,885

Total debt issued or guaranteed by AIG	48,643	4,206	(6,128)	35	654	47,410

Debt not guaranteed by AIG:
ILFC:
Notes and bonds payable, ECA facility, bank financings and other secured financings(b)	23,365	3,481	(3,676)	–	20	23,190
Junior subordinated debt	999	–	–	–	–	999

Total ILFC debt	24,364	3,481	(3,676)	–	20	24,189

Other subsidiaries notes, bonds, loans and mortgages payable	393	57	(111)	(7)	(2)	330

Debt of consolidated investments(c)	1,853	241	(211)	–	(64)	1,819

Total debt not guaranteed by AIG	26,610	3,779	(3,998)	(7)	(46)	26,338

Total debt	$75,253	$7,985	$(10,126)	$28	$608	$73,748

(a)     Primarily represents adjustments to the fair value of debt.

(b)     Includes $9.3 billion of secured financings, of which $279 million are non-recourse to ILFC.

(c)     At September 30, 2012, includes debt of consolidated investments primarily held through AIG Global Real Estate Investment Corp., AIG Credit Corp. and AIG Life and Retirement of $1.3 billion, $195 million and $123 million, respectively.

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $1.8 billion in borrowings of consolidated investments:

September 30, 2012 (in millions)			Year Ending
		Remainder of 2012
	Total		2013	2014	2015	2016	2017	Thereafter

General borrowings:
Notes and bonds payable	$14,040	$–	$1,468	$500	$998	$1,712	$1,438	$7,924
Subordinated debt	250	–	–	–	250	–	–	–
Junior subordinated debt	9,366	–	–	–	–	–	–	9,366
Loans and mortgages payable	232	153	77	–	2	–	–	–
SAFG, Inc. notes and bonds payable	298	–	–	–	–	–	–	298
Liabilities connected to trust preferred stock	1,339	–	–	–	–	–	–	1,339

AIG general borrowings	$25,525	$153	$1,545	$500	$1,250	$1,712	$1,438	$18,927

Borrowings supported by assets:
MIP notes payable	9,458	64	849	1,620	1,015	1,361	3,980	569
Series AIGFP matched notes and bonds payable	3,592	–	3	–	–	–	–	3,589
GIAs, at fair value	6,966	168	276	623	600	321	260	4,718
Notes and bonds payable, at fair value	1,631	82	355	31	174	341	92	556
Loans and mortgages payable, at fair value	238	238	–	–	–	–	–	–

AIG borrowings supported by assets	21,885	552	1,483	2,274	1,789	2,023	4,332	9,432

ILFC(a):
Notes and bonds payable	13,851	19	3,421	1,040	2,010	1,000	2,000	4,361
Junior subordinated debt	999	–	–	–	–	–	–	999
ECA Facility(b)	1,983	76	429	424	336	258	202	258
Bank financings and other secured financings	7,356	46	186	1,557	448	2,009	1,080	2,030

Total ILFC	24,189	141	4,036	3,021	2,794	3,267	3,282	7,648

Other subsidiaries notes, bonds, loans and mortgages payable(a)	330	–	53	2	23	4	6	242

Total	$71,929	$846	$7,117	$5,797	$5,856	$7,006	$9,058	$36,249

(a)
AIG does not guarantee these borrowings.

(b)
Reflects future minimum payment for ILFC's secured borrowings under the 2004 Export Credit Agency (ECA) Facility.

Credit Ratings

The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short- and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of October 26, 2012. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-Term Debt		Senior Long-Term Debt
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)

AIG	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 1 (4th of 9)	A- (3rd of 8)	BBB (4th of 9)
	Stable Outlook		Stable Outlook	Negative	Stable Outlook
Outlook

AIG Financial Products Corp.(d)	P-2	A-2	Baa 1	A-	–
	Stable Outlook		Stable Outlook	Negative
Outlook

AIG Funding, Inc.(d)	P-2	A-2	–	–	–
Stable Outlook

ILFC	Not prime	–	Ba3 (5th of 9)	BBB- (4th of 8)	BB (5th of 9)
	Stable Outlook		Stable Outlook	Stable Outlook	Stable Outlook

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

Adverse ratings actions regarding AIG's long-term debt ratings by the major rating agencies would require AIGFP to post additional collateral payments pursuant to, and/or permit the termination of, derivative transactions to which AIGFP is a party, which could adversely affect AIG's business, its consolidated results of operations in a reporting period or its liquidity. Credit ratings estimate a company's ability to meet its obligations and may directly affect the cost and availability to that company of financing. In the event of a further downgrade of AIG's long-term senior debt ratings, AIGFP would be required to post additional collateral, and certain of AIGFP's counterparties would be permitted to elect early termination of contracts.

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

INVESTMENTS

Market Conditions

AIG's investments and investment strategies were affected by the following conditions in the third quarter of 2012:

•
Central Banks initiated actions in the quarter intended to improve weakening economic conditions, including the European Central Bank's commitment to further bond purchases and the U.S. Federal Reserve's commitment to maintain the Federal Funds Rate in the zero to a quarter percent range. The Federal Reserve also committed to support the mortgage market via purchases of agency mortgage-backed securities, and extended "Operation Twist", a program of redeeming short-term U.S. Treasury securities and using the proceeds to buy longer-term U.S. Treasury securities with the objective of putting downward pressure on longer-term interest rates.

•
Equity markets experienced positive returns during the quarter and remain in a gain position year to date.

•
Bond yields remained low in the U.S., as evidenced by the ten-year U.S. Treasury rate ending the current quarter at 1.63 percent, approximately the same rate as at the prior quarter-end.

•
The U.S. dollar weakened during the quarter by 2 percent, 3 percent and 2 percent versus the Euro, British pound and Yen, respectively.

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

•
Fixed maturity securities held by the domestic insurance companies included in AIG Property Casualty historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. To meet the current risk-return and tax objectives of AIG Property Casualty, cash flows from the investment portfolio and insurance operations are generally being reinvested by the domestic property and casualty companies in taxable instruments which meet the companies' liquidity, duration and credit quality objectives as well as current risk-return and tax objectives.

•
Outside of the U.S., fixed maturity securities held by AIG Property Casualty companies consist primarily of intermediate duration high-grade securities.

Investment Highlights

An overview of investment activities during the first nine months of 2012 follows:

•
Risk weighted opportunistic investments in RMBS and other structured securities continued to be made to improve yields and increase net investment income. AIG purchased an aggregate of $7.1 billion of CDOs sold in the FRBNY auctions of ML III assets, and elected fair value accounting treatment on those assets.

•
Purchases of corporate debt securities continued to be the largest asset allocation of new investments.

•
A low interest rate environment and declining spreads in many fixed income asset classes contributed to the unrealized gains in the investment portfolio.

•
Blended investment yields on new AIG Life and Retirement investments were lower than blended rates on investments that were sold, matured or called. Base yields at AIG Property Casualty benefited from blended yields on new investments that were higher than the yields on investments that were sold, matured or called.

•
Other-than-temporary-impairments on structured securities were down significantly from the respective prior-year periods.

Net investment income and unrealized and realized gains and losses are discussed under Consolidated Results.

Credit Ratings

At September 30, 2012, approximately 88 percent of fixed maturity securities were held by AIG's domestic entities. Approximately 18 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 13 percent were rated below investment grade or not rated. AIG's investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of AIG's foreign entities fixed maturity securities portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available for some foreign issued securities. AIG's Credit Risk Management department closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At September 30, 2012, approximately 21 percent of such investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 4 percent were rated below investment grade or not rated at that date. Approximately 50 percent of the foreign entities' fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the credit ratings of AIG's fixed maturity investments based on fair value:

	Available for Sale		Trading		Total
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

Rating:
Other fixed maturity securities
AAA	11%	13%	79%	90%	14%	16%
AA	20	25	4	1	19	24
A	30	26	6	5	29	25
BBB	35	32	5	2	34	31
Below investment grade	4	4	3	2	4	4
Non-rated	–	–	3	–	–	–

Total	100%	100%	100%	100%	100%	100%

Mortgage backed, asset backed and collateralized
AAA	41%	48%	12%	14%	34%	40%
AA	6	5	16	15	8	7
A	10	9	11	9	11	9
BBB	7	6	5	3	6	5
Below investment grade	36	32	56	23	41	30
Non-rated	–	–	–	36	–	9

Total	100%	100%	100%	100%	100%	100%

Total
AAA	17%	19%	37%	41%	18%	21%
AA	17	21	11	10	17	20
A	26	24	10	8	25	22
BBB	29	27	5	2	27	25
Below investment grade	11	9	36	16	13	10
Non-rated	–	–	1	23	–	2

Total	100%	100%	100%	100%	100%	100%

Investments by Segment

The following tables summarize the composition of AIG's investments by reportable segment:

	Reportable Segment
(in millions)	AIG Property Casualty	AIG Life and Retirement	Aircraft Leasing	Other Operations		Total

September 30, 2012
Fixed maturity securities:
Bonds available for sale, at fair value	$102,474	$161,856	$–	$5,584		$269,914
Bond trading securities, at fair value	1,755	2,577	–	20,505		24,837
Equity securities:
Common and preferred stock available for sale, at fair value	2,874	140	1	6		3,021
Common and preferred stock trading, at fair value	–	–	–	98		98
Mortgage and other loans receivable, net of allowance	468	16,916	121	1,825		19,330
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	34,932	–		34,932
Other invested assets	13,113	12,947	–	9,366	(b)	35,426
Short-term investments	6,282	5,514	2,569	8,192		22,557

Total investments(a)	126,966	199,950	37,623	45,576		410,115
Cash	960	299	78	271		1,608

Total invested assets	$127,926	$200,249	$37,701	$45,847		$411,723

December 31, 2011
Fixed maturity securities:
Bonds available for sale, at fair value	$103,831	$154,912	$–	$5,238		$263,981
Bond trading securities, at fair value	88	1,583	–	22,693		24,364
Equity securities:
Common and preferred stock available for sale, at fair value	2,895	208	1	520		3,624
Common and preferred stock trading, at fair value	–	–	–	125		125
Mortgage and other loans receivable, net of allowance	553	16,759	90	2,087		19,489
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	35,539	–		35,539
Other invested assets	12,279	12,560	–	15,905	(b)	40,744
Short-term investments	4,660	3,318	1,910	12,684		22,572

Total investments(a)	124,306	189,340	37,540	59,252		410,438
Cash	673	463	65	273		1,474

Total invested assets	$124,979	$189,803	$37,605	$59,525		$411,912

(a)     At September 30, 2012, approximately 88 percent and 12 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 90 percent and 10 percent, respectively, at December 31, 2011.

(b)     Includes $6.1 billion and $12.4 billion of AIA ordinary shares at September 30, 2012 and December 31, 2011, respectively.

Available-for-Sale Investments

The following table presents the amortized cost or cost and fair value of AIG's available-for-sale securities and other invested assets carried at fair value:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

September 30, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$4,049	$359	$–	$4,408	$–
Obligations of states, municipalities and political subdivisions	33,716	2,799	(51)	36,464	(23)
Non-U.S. governments	24,900	1,441	(43)	26,298	–
Corporate debt	134,977	15,755	(592)	150,140	125
Mortgage-backed, asset-backed and collateralized:
RMBS	32,343	3,231	(394)	35,180	1,109
CMBS	9,258	738	(514)	9,482	(112)
CDO/ABS	7,447	737	(242)	7,942	90

Total mortgage-backed, asset-backed and collateralized	49,048	4,706	(1,150)	52,604	1,087

Total bonds available for sale(b)	246,690	25,060	(1,836)	269,914	1,189

Equity securities available for sale:
Common stock	1,517	1,355	(50)	2,822	–
Preferred stock	65	28	–	93	–
Mutual funds	94	12	–	106	–

Total equity securities available for sale	1,676	1,395	(50)	3,021	–

Other invested assets carried at fair value(c)	6,491	1,756	(25)	8,222	–

Total	$254,857	$28,211	$(1,911)	$281,157	$1,189

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$5,661	$418	$(1)	$6,078	$–
Obligations of states, municipalities and political subdivisions	35,017	2,554	(73)	37,498	(28)
Non-U.S. governments	24,843	994	(102)	25,735	–
Corporate debt	134,699	11,844	(1,725)	144,818	115
Mortgage-backed, asset-backed and collateralized:
RMBS	34,780	1,387	(1,563)	34,604	(716)
CMBS	8,449	470	(973)	7,946	(276)
CDO/ABS	7,321	454	(473)	7,302	49

Total mortgage-backed, asset-backed and collateralized	50,550	2,311	(3,009)	49,852	(943)

Total bonds available for sale(b)	250,770	18,121	(4,910)	263,981	(856)

Equity securities available for sale:
Common stock	1,682	1,839	(100)	3,421	–
Preferred stock	83	60	–	143	–
Mutual funds	55	6	(1)	60	–

Total equity securities available for sale	1,820	1,905	(101)	3,624	–

Other invested assets carried at fair value(c)	5,155	1,611	(269)	6,497	–

Total	$257,745	$21,637	$(5,280)	$274,102	$(856)

(a)     Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)     At September 30, 2012 and December 31, 2011, bonds available for sale held by AIG that were below investment grade or not rated totaled $28.9 billion and $24.2 billion, respectively.

(c)     Represents private equity and hedge fund investments carried at fair value for which unrealized gains and losses are required to be recognized in other comprehensive income.

Investments in Municipal Bonds

At September 30, 2012, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with 96 percent of the portfolio rated A or higher.

The following table presents the fair value of AIG's available for sale U.S. municipal bond portfolio by state and type:

September 30, 2012 (in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value

State:
California	$672	$1,299	$3,318	$5,289
Texas	216	2,395	2,185	4,796
New York	46	864	3,799	4,709
Washington	729	296	837	1,862
Massachusetts	911	–	902	1,813
Florida	529	9	1,023	1,561
Illinois	165	683	713	1,561
Virginia	89	181	861	1,131
Georgia	494	41	496	1,031
Arizona	–	162	821	983
Ohio	217	157	536	910
Pennsylvania	473	83	218	774
Wisconsin	328	48	361	737
All Other States	1,756	1,287	6,264	9,307

Total(a)(b)	$6,625	$7,505	$22,334	$36,464

(a)     Excludes certain university and not-for-profit entities that issue in the corporate debt market.

(b)     Includes $7.8 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of AIG's available for sale corporate debt securities based on amortized cost:

Industry Category	September 30, 2012	December 31, 2011

Financial institutions:
Money Center/Global Bank Groups	8%	9%
Regional banks – other	1	1
Life insurance	3	4
Securities firms and other finance companies	–	–
Insurance non-life	5	3
Regional banks – North America	5	6
Other financial institutions	5	5
Utilities	16	16
Communications	8	8
Consumer noncyclical	11	11
Capital goods	6	6
Energy	7	7
Consumer cyclical	7	7
Other	18	17

Total*	100%	100%

*         At September 30, 2012 and December 31, 2011, approximately 94 percent and 95 percent, respectively, of these investments were rated investment grade.

Investments in RMBS

The following table presents AIG's RMBS investments by year of vintage:

	September 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Total RMBS*
2012	$1,559	$13	$(1)	$1,571	5%	$–	$–	$–	$–	–%
2011	7,271	558	–	7,829	23	8,972	306	(31)	9,247	26
2010	2,911	201	–	3,112	9	3,787	139	(1)	3,925	11
2009	413	19	–	432	1	598	22	–	620	2
2008	453	40	–	493	1	665	49	–	714	2
2007 and prior	19,736	2,400	(393)	21,743	61	20,758	871	(1,531)	20,098	59

Total RMBS	$32,343	$3,231	$(394)	$35,180	100%	$34,780	$1,387	$(1,563)	$34,604	100%

Agency
2012	$1,326	$12	$(1)	$1,337	10%	$–	$–	$–	$–	–%
2011	5,351	443	–	5,794	40	6,701	306	(2)	7,005	44
2010	2,769	199	–	2,968	21	3,636	139	(1)	3,774	24
2009	352	18	–	370	3	528	21	–	549	3
2008	453	40	–	493	3	665	49	–	714	4
2007 and prior	3,050	401	–	3,451	23	3,852	463	–	4,315	25

Total Agency	$13,301	$1,113	$(1)	$14,413	100%	$15,382	$978	$(3)	$16,357	100%

Alt-A
2010	$53	$2	$–	$55	1%	$63	$1	$–	$64	1%
2007 and prior	6,972	1,035	(80)	7,927	99	6,220	135	(611)	5,744	99

Total Alt-A	$7,025	$1,037	$(80)	$7,982	100%	$6,283	$136	$(611)	$5,808	100%

Subprime
2007 and prior	$2,071	$128	$(169)	$2,030	100%	$1,792	$38	$(374)	$1,456	100%

Total Subprime	$2,071	$128	$(169)	$2,030	100%	$1,792	$38	$(374)	$1,456	100%

Prime non-agency
2012	$233	$1	$–	$234	2%	$–	$–	$–	$–	–%
2011	1,920	114	–	2,034	20	2,270	–	(29)	2,241	21
2010	88	1	–	89	1	88	–	–	88	1
2009	61	1	–	62	1	70	1	–	71	–
2007 and prior	7,270	748	(98)	7,920	76	8,474	181	(461)	8,194	78

Total Prime non-agency	$9,572	$865	$(98)	$10,339	100%	$10,902	$182	$(490)	$10,594	100%

Total Other Housing Related	$374	$88	$(46)	$416	100%	$421	$53	$(85)	$389	100%

*         Includes foreign and jumbo RMBS-related securities.

The following table presents AIG's RMBS investments by credit rating:

	September 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
Total RMBS
AAA	$15,853	$1,227	$(11)	$17,069	49%	$18,502	$990	$(56)	$19,436	53%
AA	926	50	(74)	902	3	1,043	51	(115)	979	3
A	495	23	(9)	509	1	426	8	(25)	409	1
BBB	828	32	(43)	817	3	859	9	(95)	773	3
Below investment grade(a)	14,241	1,899	(257)	15,883	44	13,942	329	(1,272)	12,999	40
Non-rated	–	–	–	–	–	8	–	–	8	–

Total RMBS(b)	$32,343	$3,231	$(394)	$35,180	100%	$34,780	$1,387	$(1,563)	$34,604	100%

Agency RMBS
AAA	$13,153	$1,100	$(1)	$14,252	99%	$15,382	$978	$(3)	$16,357	100%
AA	148	13	–	161	1	–	–	–	–	–

Total Agency	$13,301	$1,113	$(1)	$14,413	100%	$15,382	$978	$(3)	$16,357	100%

Alt-A RMBS
AAA	$88	$2	$–	$90	1%	$128	$2	$(4)	$126	2%
AA	236	13	(11)	238	3	405	34	(25)	414	6
A	178	7	(2)	183	3	162	2	(3)	161	3
BBB	305	14	(16)	303	4	278	2	(29)	251	4
Below investment grade(a)	6,218	1,001	(51)	7,168	89	5,310	96	(550)	4,856	85
Non-rated	–	–	–	–	–	–	–	–	–	–

Total Alt-A	$7,025	$1,037	$(80)	$7,982	100%	$6,283	$136	$(611)	$5,808	100%

Subprime RMBS
AAA	$49	$1	$(1)	$49	3%	$109	$–	$(4)	$105	6%
AA	151	10	(24)	137	7	144	10	(27)	127	8
A	128	6	(2)	132	6	19	–	(1)	18	1
BBB	186	3	(8)	181	9	253	1	(33)	221	14
Below investment grade(a)	1,557	108	(134)	1,531	75	1,267	27	(309)	985	71
Non-rated	–	–	–	–	–	–	–	–	–	–

Total Subprime	$2,071	$128	$(169)	$2,030	100%	$1,792	$38	$(374)	$1,456	100%

Prime non-agency
AAA	$2,563	$124	$(7)	$2,680	27%	$2,884	$11	$(45)	$2,850	26%
AA	373	14	(30)	357	4	472	7	(50)	429	4
A	175	10	(3)	182	2	202	3	(16)	189	2
BBB	296	14	(16)	294	3	309	6	(28)	287	3
Below investment grade(a)	6,165	703	(42)	6,826	64	7,027	155	(351)	6,831	65
Non-rated	–	–	–	–	–	8	–	–	8	–

Total prime non-agency	$9,572	$865	$(98)	$10,339	100%	$10,902	$182	$(490)	$10,594	100%

Total Other Housing Related	$374	$88	$(46)	$416	100%	$421	$53	$(85)	$389	100%

(a)     Commencing in the second quarter of 2011, AIG began purchasing certain RMBSs that had experienced deterioration in credit quality since their origination. See Note 5 to the Consolidated Financial Statements, Investments – Purchased Credit Impaired (PCI) Securities, for additional discussion.

(b)     The weighted average expected life was 5 years and 6 years at September 30, 2012 and December 31, 2011, respectively.

AIG's underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents the amortized cost, gross unrealized gains (losses) and fair value of AIG's CMBS investments:

	September 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

CMBS (traditional)	$7,309	$522	$(421)	$7,410	79%	$6,879	$307	$(853)	$6,333	81%
ReRemic/CRE CDO	288	36	(84)	240	3	345	26	(110)	261	4
Agency	1,129	154	(2)	1,281	12	1,154	137	(1)	1,290	14
Other	532	26	(7)	551	6	71	–	(9)	62	1

Total	$9,258	$738	$(514)	$9,482	100%	$8,449	$470	$(973)	$7,946	100%

The following table presents AIG's CMBS investments by year of vintage:

	September 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Year:
2012	$669	$12	$(2)	$679	7%	$–	$–	$–	$–	–%
2011	1,174	177	(3)	1,348	13	1,296	133	(6)	1,423	15
2010	760	54	–	814	8	279	21	(2)	298	3
2009	48	2	–	50	–	41	1	–	42	1
2008	162	19	–	181	2	217	1	(7)	211	3
2007 and prior	6,445	474	(509)	6,410	70	6,616	314	(958)	5,972	78

Total	$9,258	$738	$(514)	$9,482	100%	$8,449	$470	$(973)	$7,946	100%

The following table presents AIG's CMBS investments by credit rating:

	September 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$3,349	$344	$(4)	$3,689	36%	$3,431	$274	$(12)	$3,693	40%
AA	1,376	95	(1)	1,470	15	735	20	(21)	734	9
A	961	58	(12)	1,007	10	986	18	(56)	948	12
BBB	1,256	68	(45)	1,279	14	932	8	(122)	818	11
Below investment grade	2,291	173	(452)	2,012	25	2,353	149	(762)	1,740	28
Non-rated	25	–	–	25	–	12	1	–	13	–

Total	$9,258	$738	$(514)	$9,482	100%	$8,449	$470	$(973)	$7,946	100%

The following table presents the percentage of AIG's CMBS investments by geographic region based on amortized cost:

	September 30, 2012	December 31, 2011

Geographic region:
New York	17%	15%
California	10	10
Texas	6	6
Florida	4	5
Virginia	3	3
Illinois	3	3
Hawaii	3	2
New Jersey	3	2
Georgia	2	2
Maryland	2	2
Pennsylvania	2	2
Washington	2	2
All Other*	43	46

Total	100%	100%

*         Includes Non-U.S. locations.

The following table presents the percentage of AIG's CMBS investments by industry based on amortized cost:

	September 30, 2012	December 31, 2011

Industry:
Office	27%	28%
Multi-family*	23	26
Retail	25	25
Lodging	13	8
Industrial	6	6
Other	6	7

Total	100%	100%

*         Includes Agency-backed CMBS.

The market value of CMBS holdings remained stable throughout 2012, improving over the third quarter of 2012 and is now in line with the amortized cost. The majority of AIG's investments in CMBS are in tranches that contain substantial protection features through collateral subordination. As indicated in the tables, downgrades have occurred on many CMBS holdings. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents AIG's CDO investments by collateral type:

	September 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Collateral Type:
Bank loans (CLO)	$2,166	$77	$(156)	$2,087	95%	$2,001	$52	$(297)	$1,756	88%
Synthetic investment grade	–	69	–	69	–	1	75	–	76	–
Other	101	2	(6)	97	5	255	153	(18)	390	11
Subprime ABS	6	7	(4)	9	–	11	5	(6)	10	1

Total	$2,273	$155	$(166)	$2,262	100%	$2,268	$285	$(321)	$2,232	100%

The following table presents AIG's CDO investments by credit rating:

	September 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$168	$1	$(1)	$168	7%	$134	$–	$(4)	$130	6%
AA	412	17	(9)	420	18	309	11	(21)	299	13
A	979	23	(65)	937	43	854	–	(109)	745	38
BBB	495	5	(70)	430	22	585	15	(133)	467	26
Below investment grade	219	109	(21)	307	10	386	259	(54)	591	17

Total	$2,273	$155	$(166)	$2,262	100%	$2,268	$285	$(321)	$2,232	100%

Commercial Mortgage Loans

At September 30, 2012, AIG had direct commercial mortgage loan exposure of $13.7 billion. At that date, over 99 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by state and class of loan:

September 30, 2012 (dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retails	Industrials	Hotels	Others	Total

State:
California	159	$120	$1,021	$287	$787	$382	$508	$3,105	23%
New York	82	269	1,258	177	98	99	119	2,020	15
New Jersey	60	492	326	295	7	16	69	1,205	9
Florida	89	53	210	246	102	20	204	835	6
Texas	56	39	279	140	210	101	25	794	6
Pennsylvania	57	58	99	141	120	17	13	448	3
Ohio	55	159	40	99	65	39	11	413	3
Colorado	20	11	207	1	–	97	58	374	3
Maryland	21	23	147	171	13	4	3	361	2
Virginia	27	38	192	50	10	19	–	309	2
Other states	338	368	1,299	1,004	391	270	480	3,812	28
Foreign	61	1	–	–	–	–	2	3	–

Total*	1,025	$1,631	$5,078	$2,611	$1,803	$1,064	$1,492	$13,679	100%

*         Excludes portfolio valuation losses.

AIA Investment

On March 7, 2012, AIG sold approximately 1.72 billion ordinary shares of AIA for gross cash proceeds of approximately $6.0 billion. On September 11, 2012, AIG sold approximately 600 million ordinary shares of AIA for gross proceeds of approximately $2.0 billion. As a result of these sales, AIG's retained interest in AIA decreased from approximately 33 percent, with a total carrying value of $12.4 billion at December 31, 2011, to approximately 14 percent with a total carrying value of $6.1 billion at September 30, 2012. This investment is recorded in Other invested assets and accounted for under the fair value option.

In accordance with an agreement with the underwriters of the September 2012 sale of AIA ordinary shares, AIG may not sell or hedge the remaining AIA ordinary shares prior to December 10, 2012. After that time, AIG expects to monetize its investment in AIA ordinary shares from time to time depending on market conditions, AIG's liquidity position and opportunities for cash redeployment. The value of the AIA ordinary shares will continue to fluctuate for as long as they remain in AIG's portfolio. The value of these shares will rise and fall in response to various factors beyond the control of AIG, including the business and financial performance of AIA.

Impairments

The following table presents investment impairments by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Fixed maturity securities, available for sale	$51	$401	$605	$729
Equity securities, available for sale	19	21	68	43
Private equity funds and hedge funds	44	74	275	160

Subtotal	$114	$496	$948	$932

Life settlement contracts	60	20	174	255
Real estate*	–	1	7	28

Total	$174	$517	$1,129	$1,215

*         Real estate impairment is recorded in Other income.

Other-Than-Temporary Impairments

The following tables present other-than-temporary impairment charges in earnings on fixed maturity securities, equity securities, private equity funds and hedge funds.

Other-than-temporary impairment charges by reportable segment and impairment type:

	Reportable Segment
(in millions)	AIG Property Casualty	AIG Life and Retirement	Other Operations	Total

Three Months Ended September 30, 2012
Impairment Type:
Severity	$–	$1	$–	$1
Change in intent	1	–	4	5
Foreign currency declines	1	–	–	1
Issuer-specific credit events	29	78	–	107
Adverse projected cash flows	–	–	–	–

Total	$31	$79	$4	$114

Three Months Ended September 30, 2011
Impairment Type:
Severity	$23	$2	$–	$25
Change in intent	1	3	–	4
Foreign currency declines	8	–	–	8
Issuer-specific credit events	82	367	7	456
Adverse projected cash flows	1	2	–	3

Total	$115	$374	$7	$496

Nine Months Ended September 30, 2012
Impairment Type:
Severity	$9	$6	$–	$15
Change in intent	3	20	4	27
Foreign currency declines	7	–	–	7
Issuer-specific credit events	310	558	27	895
Adverse projected cash flows	1	3	–	4

Total	$330	$587	$31	$948

Nine Months Ended September 30, 2011
Impairment Type:
Severity	$42	$4	$–	$46
Change in intent	1	7	–	8
Foreign currency declines	13	–	–	13
Issuer-specific credit events	119	701	26	846
Adverse projected cash flows	2	17	–	19

Total	$177	$729	$26	$932

Other-than-temporary impairment charges by investment type and impairment type:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

Three Months Ended September 30, 2012
Impairment Type:
Severity	$–	$–	$–	$–	$1	$1
Change in intent	4	–	–	1	–	5
Foreign currency declines	–	–	–	1	–	1
Issuer-specific credit events	19	1	27	–	60	107
Adverse projected cash flows	–	–	–	–	–	–

Total	$23	$1	$27	$2	$61	$114

Three Months Ended September 30, 2011
Impairment Type:
Severity	$–	$–	$–	$–	$25	$25
Change in intent	–	–	–	3	1	4
Foreign currency declines	–	–	–	8	–	8
Issuer-specific credit events	323	6	58	–	69	456
Adverse projected cash flows	3	–	–	–	–	3

Total	$326	$6	$58	$11	$95	$496

Nine Months Ended September 30, 2012
Impairment Type:
Severity	$–	$–	$–	$–	$15	$15
Change in intent	4	–	–	1	22	27
Foreign currency declines	–	–	–	7	–	7
Issuer-specific credit events	419	6	144	21	305	895
Adverse projected cash flows	4	–	–	–	–	4

Total	$427	$6	$144	$29	$342	$948

Nine Months Ended September 30, 2011
Impairment Type:
Severity	$–	$–	$–	$–	$46	$46
Change in intent	–	–	–	5	3	8
Foreign currency declines	–	–	–	13	–	13
Issuer-specific credit events	549	17	115	11	154	846
Adverse projected cash flows	19	–	–	–	–	19

Total	$568	$17	$115	$29	$203	$932

*         Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Other-than-temporary impairment charges by investment type and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

Three Months Ended September 30, 2012
Rating:
AAA	$–	$–	$–	$2	$–	$2
AA	5	–	–	–	–	5
A	–	–	–	–	–	–
BBB	–	–	–	–	–	–
Below investment grade	18	1	27	–	–	46
Non-rated	–	–	–	–	61	61

Total	$23	$1	$27	$2	$61	$114

Three Months Ended September 30, 2011
Rating:
AAA	$8	$–	$–	$1	$–	$9
AA	4	–	–	1	–	5
A	2	–	–	7	–	9
BBB	2	3	–	1	–	6
Below investment grade	310	3	58	1	–	372
Non-rated	–	–	–	–	95	95

Total	$326	$6	$58	$11	$95	$496

Nine Months Ended September 30, 2012
Rating:
AAA	$–	$–	$–	$2	$–	$2
AA	7	–	–	–	–	7
A	1	2	–	4	–	7
BBB	2	–	–	–	–	2
Below investment grade	417	4	144	23	–	588
Non-rated	–	–	–	–	342	342

Total	$427	$6	$144	$29	$342	$948

Nine Months Ended September 30, 2011
Rating:
AAA	$20	$–	$–	$3	$–	$23
AA	37	–	–	4	–	41
A	13	–	–	7	–	20
BBB	11	7	9	1	–	28
Below investment grade	486	10	106	13	–	615
Non-rated	1	–	–	1	203	205

Total	$568	$17	$115	$29	$203	$932

*         Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

To determine other-than-temporary impairments, AIG uses fundamental credit analyses of individual securities without regard to rating agency ratings. Based on this analysis, AIG expects to receive cash flows sufficient to cover the amortized cost of all below investment grade securities for which credit impairments were not recognized.

AIG recorded other-than-temporary impairment charges in the three- and nine-month periods ended September 30, 2012 and 2011 related to:

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

There was no significant impact to AIG's consolidated financial condition or results of operations from other-than-temporary impairment charges for any one single credit. Also, no individual other-than-temporary impairment charge exceeded 0.10 percent of Total equity in either of the nine-month periods ended September 30, 2012 and 2011.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining life of the security. The amounts of accretion recognized in earnings were $215 million and $141 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $668 million and $355 million, for the nine-month periods ended September 30, 2012 and 2011, respectively. For a discussion of AIG's other-than-temporary impairment accounting policy, see Note 7 to the Consolidated Financial Statements in the 2011 Annual Report.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)
September 30, 2012 Aging(a) (dollars in millions)										Total
	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0 - 6 months	$6,735	$90	1,016	$43	$12	3	$–	$–	–	$6,778	$102	1,019
7 - 11 months	923	45	168	2	–	3	–	–	–	925	45	171
12 months or more	7,373	411	842	915	253	98	12	10	2	8,300	674	942

Total	$15,031	$546	2,026	$960	$265	104	$12	$10	2	$16,003	$821	2,132

Below investment grade bonds
0 - 6 months	$892	$51	425	$16	$5	12	$6	$4	4	$914	$60	441
7 - 11 months	531	22	123	79	28	11	–	–	–	610	50	134
12 months or more	2,847	248	496	1,606	509	163	233	148	78	4,686	905	737

Total	$4,270	$321	1,044	$1,701	$542	186	$239	$152	82	$6,210	$1,015	1,312

Total bonds
0 - 6 months	$7,627	$141	1,441	$59	$17	15	$6	$4	4	$7,692	$162	1,460
7 - 11 months	1,454	67	291	81	28	14	–	–	–	1,535	95	305
12 months or more	10,220	659	1,338	2,521	762	261	245	158	80	12,986	1,579	1,679

Total(e)	$19,301	$867	3,070	$2,661	$807	290	$251	$162	84	$22,213	$1,836	3,444

Equity securities
0 - 11 months	$309	$25	192	$53	$20	41	$–	$–	–	$362	$45	233
12 months or more	36	3	20	7	2	1	–	–	–	43	5	21

Total	$345	$28	212	$60	$22	42	$–	$–	–	$405	$50	254

(a)       Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)       Represents the percentage by which fair value is less than cost at September 30, 2012.

(c)       For bonds, represents amortized cost.

(d)       The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)       Item count is by CUSIP by subsidiary.

For the nine-month period ended September 30, 2012, net unrealized gains related to fixed maturity and equity securities increased by $9.5 billion primarily resulting from the narrowing of credit spreads.

As of September 30, 2012, the majority of AIG's fixed maturity investments in an unrealized loss position of more than 50 percent for 12 months or more consisted of the unrealized loss of $158 million related to CMBS and RMBS securities originally rated investment grade that are floating rate or that have low fixed coupons relative to current market yields. A total of 2 securities with an amortized cost of $12 million and a net unrealized loss of $10 million are still investment grade. As part of its credit evaluation procedures applied to these and other securities, AIG considers the nature of both the specific securities and the market conditions for those securities. For most security types supported by real estate-related assets, current market yields continue to be higher than the yields were at the respective issuance dates of the securities. This is largely due to investors demanding additional yield premium for securities whose performance is closely linked to the commercial and residential real estate sectors. In addition, for floating rate securities, persistently low LIBOR levels continue to make these securities less attractive.

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

For a complete discussion of AIG's risk management program, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management in the 2011 Annual Report.

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

AIG's single largest credit exposure, the U.S. Government, was 25 percent of Total equity at September 30, 2012 compared to 30 percent at December 31, 2011. Exposure to the U.S. Government primarily includes credit exposure related to U.S. Treasury and government agency securities and to direct and guaranteed exposures to U.S. government-sponsored entities, primarily the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) based upon their U.S. Government conservatorship. The reduction in exposure was primarily related to U.S. government-sponsored entities. Based on AIG's internal risk ratings, at September 30, 2012, AIG's largest below investment grade-rated credit exposure, apart from ILFC leasing arrangements secured by aircraft with airlines having below investment grade ratings, was related to a non-financial corporate counterparty and that exposure was 0.6 percent of Total equity at September 30, 2012, compared to 0.5 percent at December 31, 2011.

AIG's single largest industry credit exposure at September 30, 2012 was to the global financial institutions sector, which includes banks and finance companies, securities firms, and insurance and reinsurance companies, many of which can be highly correlated at times of market stress. As of September 30, 2012, credit exposure to this sector was $87.1 billion, or 85 percent of Total equity compared to 106 percent at December 31, 2011.

At September 30, 2012:

•
$82.2 billion, or 94 percent, of these global financial institution credit exposures were considered investment grade based on AIG's internal ratings.

•
$4.8 billion, or 6 percent, were considered non-investment grade. Most of the non-investment grade exposure was to financial institutions in countries AIG does not consider of investment grade quality. Aggregate credit exposure to the ten largest below investment grade-rated financial institutions was $2.1 billion.

•
AIG's aggregate credit exposure to fixed maturity securities of the financial institution sector amounted to $35.5 billion.

•
Short-term bank deposit placements, reverse repurchase agreements, repurchase agreements and commercial paper issued by financial institutions (primarily commercial banks), operating account balances with banks and bank-issued commercial letters of credit supporting insurance credit exposures were $15.0 billion, or 17 percent of the total global financial institution credit exposure.

•
The remaining credit exposures to this sector were primarily related to reinsurance recoverables, collateral extended to counterparties mostly pursuant to derivative transactions, derivatives, AIA ordinary shares, and the fronting of risk management policies to captive insurers of these financial institutions.

Of the $87.1 billion aggregate financial exposure, $30.0 billion was to United Kingdom and European-based financial institutions.

•
$10.8 billion of this aggregate credit exposure was to non-bank institutions, mostly insurers and reinsurers, with $7.9 billion, or 73 percent, of credit exposure representing reinsurance recoverable balances. Reinsurance recoverables were primarily to highly rated reinsurers based in Switzerland, the United Kingdom and Germany. $1.4 billion of the aggregate credit exposure to non-banks was fixed maturity securities. Approximately 95 percent of the non-bank exposures were considered investment grade based on AIG's internal ratings.

•
Aggregate credit exposures to the United Kingdom- and European-based banks totaled $19.2 billion, of which $17.8 billion were considered investment grade based on AIG's internal ratings. Aggregate below investment grade-rated credit exposures to European banks were $1.4 billion.

•
AIG's credit exposures to banks domiciled in the Euro-Zone countries totaled $7.8 billion, of which $4.3 billion were fixed maturity securities. Credit exposures to banks based in the five countries of the Euro-Zone periphery (Spain, Italy, Ireland, Greece, and Portugal) totaled $1.0 billion, of which $694 million were fixed maturity securities. These credit exposures are primarily in Spain and Italy. Credit exposures to banks based in France totaled $1.5 billion, of which $769 million were fixed maturity securities. AIG's credit exposures were predominantly to the largest banks in these countries.

The following table presents AIG's aggregate credit exposures to banks in the United Kingdom and Europe:

	September 30, 2012
(in millions)	Fixed Maturity Securities(a)	Cash and Short-Term Investments(b)	Derivatives(c)	Other(d)	Total	December 31, 2011 Total

Euro-Zone countries:
Netherlands	$2,034	$40	$–	$1,025	$3,099	$3,311
Germany	569	560	21	669	1,819	2,134
France	769	435	40	209	1,453	1,895
Spain	502	66	–	57	625	853
Italy	192	1	9	67	269	571
Belgium	91	1	2	115	209	321
Ireland	–	56	–	29	85	270
Austria	139	2	–	10	151	186
Greece	–	–	–	7	7	1
Other Euro-Zone	33	15	–	1	49	104

Total Euro-Zone	$4,329	$1,176	$72	$2,189	$7,766	$9,646

Remainder of Europe
United Kingdom	$3,857	$1,868	$440	$1,111	$7,276	$8,705
Sweden	873	678	–	35	1,586	2,128
Switzerland	900	411	21	267	1,599	2,026
Other remainder of Europe	466	479	–	63	1,008	1,034

Total remainder of Europe	$6,096	$3,436	$461	$1,476	$11,469	$13,893

Total	$10,425	$4,612	$533	$3,665	$19,235	$23,539

(a)     Fixed maturity securities primarily includes available-for-sale and trading securities reported at fair value of $9.6 billion ($9.6 billion amortized cost), and $0.8 billion ($0.8 billion amortized cost), respectively. Covered bonds (debt securities secured by a pool of financial assets sufficient to cover any bondholder claims and which have full recourse to the issuing bank) represented approximately 10 percent of the $10.4 billion fixed maturity securities.

(b)     Cash and short-term investments include bank deposit placements, operating accounts, securities purchased under agreements to resell and collateral posted to counterparties against structured products. Credit equivalent exposure to securities purchased under agreements to resell was $102 million (notional value of $3.2 billion).

(c)     Derivative transactions are reported at fair value.

(d)     Other primarily consists of commercial letters of credit supporting insurance credit exposures ($0.8 billion) and captive risk management programs in the United Kingdom and the Netherlands ($1.4 billion).

Out of a total of $4.3 billion of fixed maturity securities issued by banks in the Euro-Zone countries, AIG's subordinated debt holdings and Tier 1 and preference share securities in these banks totaled $972 million and $334 million, respectively, at September 30, 2012. These exposures were predominantly to the largest banks in those countries.

The following table presents further detail on AIG's fixed maturity security exposure to banks in the United Kingdom and Europe:

	September 30, 2012 Fixed Maturity Securities(a)
(in millions)	Secured/ Government(b)	Senior	Subordinated	Tier 1	Total	December 31, 2011

Euro-Zone countries:
Netherlands	$511	$1,078	$319	$126	$2,034	$2,157
France	136	245	288	100	769	845
Germany	125	156	220	68	569	765
Spain	153	240	69	40	502	582
Italy	74	54	64	–	192	253
Austria	116	23	–	–	139	182
Belgium	43	36	12	–	91	171
Other Euro-Zone	5	28	–	–	33	149

Total Euro-Zone	$1,163	$1,860	$972	$334	$4,329	$5,104

Remainder of Europe
United Kingdom	$187	$1,321	$1,965	$384	$3,857	$4,282
Switzerland	28	565	303	4	900	1,027
Sweden	206	435	148	84	873	760
Other remainder of Europe	282	146	2	36	466	429

Total remainder of Europe	$703	$2,467	$2,418	$508	$6,096	$6,498

Total	$1,866	$4,327	$3,390	$842	$10,425	$11,602

(a)     Fixed maturity securities primarily includes available for sale and trading securities reported at fair value and single name CDS protection sold at notional contract value.

(b)     Secured/government primarily includes covered bonds and securities issued by government-sponsored entities or debt guaranteed by a government.

Approximately 80 percent of the fixed maturity securities of United Kingdom and European non-financial institutions held by AIG were considered investment grade based on AIG's internal ratings. Apart from ILFC equipment leased under operating leases to airlines, non-financial institution corporate exposure to Euro-Zone countries totaled $18.7 billion, with France representing the largest single country exposure of $6.5 billion. $10.6 billion of the Euro-Zone exposures were fixed maturity securities of which $2.5 billion was in France. Approximately two-thirds of the French exposures were to issuers in the oil and gas, rail, utilities and telecommunications industries. Euro-Zone fixed maturity securities represented 29 percent of total non-financial institution corporate exposure in the United Kingdom and Europe. Euro-Zone periphery non-financial institution corporate exposures ($5.1 billion) are heavily weighted towards large multinational corporations or issuers in relatively stable industries, such as regulated utilities (25 percent), telecommunications (17 percent), and oil and gas (9 percent).

The following table presents AIG's aggregate credit exposures to non-financial institutions in the United Kingdom and Europe:

	Fixed Maturity(a)(b)						December 31, 2011 Total
(in millions)	Secured	Senior	Total	Derivatives	Other(c)	Total

September 30, 2012
Euro-Zone countries:
France	$46	$2,501	$2,547	$1,097	$2,889	$6,533	$6,791
Germany	45	2,405	2,450	37	943	3,430	3,811
Spain	8	1,131	1,139	–	902	2,041	2,259
Italy	23	1,222	1,245	17	715	1,977	1,742
Netherlands	33	1,286	1,319	–	587	1,906	2,387
Ireland	–	747	747	–	71	818	792
Belgium	2	578	580	–	202	782	785
Luxembourg	5	259	264	–	358	622	665
Other Euro-Zone	21	261	282	–	335	617	777

Total Euro-Zone	$183	$10,390	$10,573	$1,151	$7,002	$18,726	$20,009

Remainder of Europe:
United Kingdom	283	6,893	7,176	561	6,119	13,856	13,622
Switzerland	120	1,633	1,753	–	266	2,019	1,899
Other remainder of Europe	310	1,094	1,404	–	651	2,055	1,472

Total remainder of Europe	$713	$9,620	$10,333	$561	$7,036	$17,930	$16,993

Total	$896	$20,010	$20,906	$1,712	$14,038	$36,656	$37,002

(a)     Fixed maturity securities primarily include available-for-sale securities, with $246 million in trading securities.

(b)     United Kingdom and European exposure also consists of $308 million of subordinated debt, primarily in the United Kingdom and Spain; bank loans of $85 million; and preferred equity securities of $40 million.

(c)     Other primarily consists of insurance related products, including captive fronting programs ($7.5 billion), trade credit insurance ($3.4 billion) and surety insurance ($2.0 billion).

AIG also had credit exposures to several European governments whose ratings have been downgraded or placed under review in the recent past by one or more of the major rating agencies. These downgrades occurred mostly in countries in the Euro-Zone periphery (Spain, Italy and Portugal) where AIG's credit exposures totaled $266 million at September 30, 2012. The downgrades primarily reflect large government budget deficits, rising government debt-to-GDP ratios and large financing requirements of these sovereigns, which have given rise to widening credit spreads and difficult financing conditions. These credit exposures primarily included available-for-sale and trading securities (at fair value) issued by these governments. AIG had no direct or guaranteed credit exposure to the governments of Greece or Ireland.

AIG's aggregate credit exposure to the government of Japan was $9.3 billion at September 30, 2012. A significant majority of these securities were held in the investment portfolios of AIG's Japanese insurance operations.

The following table presents AIG's aggregate (gross and net) credit exposures to non-U.S. governments:

(in millions)	September 30, 2012	December 31, 2011

Euro-Zone countries:
Germany	$1,364	$1,854
France	996	1,157
Netherlands	450	442
Austria	160	203
Spain	156	228
Finland	135	87
Belgium	130	139
Italy	106	108
Portugal	4	3
Other Euro-Zone	10	–

Total Euro-Zone	3,511	4,221

Other concentrations:
Japan	9,268	9,205
Canada	2,784	3,153
United Kingdom	802	1,615
Australia	711	879
China	514	132
Mexico	477	507
Russia	418	293
Norway	341	720
Qatar	324	339
Brazil	317	306
Other	4,620	4,801

Total other concentrations	20,576	21,950

Total	$24,087	$26,171

AIG also had United Kingdom and European structured product exposures (largely residential mortgage-backed, commercial mortgage-backed and other asset-backed securities) totaling $6.8 billion at September 30, 2012. United Kingdom structured products accounted for $4 billion, or 59 percent, of these exposures, while the Netherlands and Germany comprised 21 percent and 2 percent, respectively. Structured product exposures to the Euro-Zone periphery accounted for 2 percent of the total. Approximately 90 percent of the United Kingdom and European structured products exposures were rated A or better at September 30, 2012 based on external rating agency ratings.

In addition, AIG had commercial real estate-related net equity investments in Europe totaling $478 million and related unfunded commitments of $156 million.

ILFC's fleet includes aircraft on operating leases to United Kingdom and European airlines with a net book value of approximately $11.9 billion, of which approximately $2.7 billion, or 22 percent, are aircraft on lease to carriers based in the five Euro-Zone periphery countries.

AIG actively monitors its European credit exposures, especially those exposures to issuers in the Euro-Zone periphery, and uses various stress assumptions to identify issuers and securities warranting review by senior management and to determine whether mitigating actions should be taken. Mitigating actions in these areas to date have largely included non-renewal of maturing exposures and sales and tenders of securities. To date, AIG's purchases of credit default swap protection have been minimal. The financial condition of issuers is periodically evaluated, and internal risk ratings are adjusted as circumstances warrant. The result of these continuing reviews has led AIG to believe that its combined credit risk exposures to sovereign governments, financial institutions and non-financial corporations in the Euro-Zone are manageable risks given the type and size of exposure and the credit quality and size of the issuers.

AIG also monitors its aggregate cross-border exposures by country and regional group of countries. AIG includes in its cross-border exposures both aggregated cross-border credit exposures to unrelated third parties and its cross-border investments in its own international subsidiaries. Five countries had cross-border exposures in excess of 10 percent of Total equity at September 30, 2012 compared to six countries at December 31, 2011. Based on AIG's internal risk ratings, at September 30, 2012, three countries were rated AAA and two were rated AA. The two largest cross-border exposures were to the United Kingdom and France.

AIG also has a risk concentration, primarily through the investment portfolios of its insurance companies, in the U.S. municipal sector. A majority of these securities were held in available-for-sale portfolios of AIG's domestic property and casualty insurance companies. See Investments – Available for Sale Investments herein for further details. AIG had $606 million of additional exposure to the municipal sector outside of its insurance company portfolios at September 30, 2012, compared to $892 million at December 31, 2011. These exposures consisted of AIGFP derivatives and trading securities (at fair value) and exposure related to other insurance and financial services operations.

AIG reviews regularly concentration reports in all categories listed above as well as credit trends by risk ratings and credit spreads. AIG periodically adjusts limits and reviews exposures for risk mitigation to provide reasonable assurance that it does not incur excessive levels of credit risk and that AIG's credit risk profile is properly calibrated across business units.

Market Risk Management

Insurance and Aircraft Leasing Sensitivities

The following table provides estimates of AIG's sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Exposure			Effect
(dollars in millions)	September 30, 2012	December 31, 2011*	Sensitivity Factor	September 30, 2012	December 31, 2011

Yield sensitive assets	$331,500	$326,200	100 bps parallel increase in all yield curves	$(15,700)	$(15,800)
Equity and alternative investments exposure	$32,700	$39,000	20% decline in stock prices and value of alternative investments	$(6,500)	$(7,800)
Foreign currency exchange rates net exposure	$8,400	$5,900	10% depreciation of all foreign currency exchange rates against the U.S. dollar	$(800)	$(590)

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

•
Total yield sensitive assets increased 1.6 percent, or approximately $5.3 billion, compared to December 31, 2011. This was primarily due to a net increase in fixed income securities and other fixed assets of $6.3 billion, partially offset by a decrease in cash equivalents of $959 million.

•
Total equity and alternative investments exposure decreased 15.9 percent, or approximately $6.3 billion, compared to December 31, 2011. This was primarily due to a decrease of $6.2 billion related to AIG's sale of AIA equity securities as well as decreases in other common equity securities of $629 million, mutual fund values of $128 million and other equity investments of $11 million. The decrease was partially offset by increases in partnership values of $532 million and real estate investments of $261 million.

•
Foreign currency exchange rates net exposure increased 42.4 percent, or $2.5 billion, compared to December 31, 2011. This was primarily due to an increase in British pound exposure of $1.8 billion from changes in Chartis Europe's foreign currency exchange hedging and investment strategy. Other increases include Euro exposure of $443 million as a result of a reduction in euro-denominated debt outstanding of $231 million, an additional purchase of AIRE investment of $109 million, positive results from operations at Chartis Europe SA of $103 million, and changes in Canadian-dollar denominated unearned premium reserves of $378 million. This was partially offset by a net decrease across currencies of $67 million.

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

The accounting policies that AIG believes are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:

•
income tax assets and liabilities, including recoverability of the deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset;

•
recoverability of assets, including deferred policy acquisition costs, flight equipment, and reinsurance;

•
insurance liabilities, including general insurance unpaid claims and claims adjustment expenses and future policy benefits for life and accident and health contracts;

•
estimated gross profits for investment-oriented products;

•
impairment charges, including other-than-temporary impairments of financial instruments and goodwill impairments;

•
liabilities for legal contingencies; and

•
fair value measurements of certain financial assets and liabilities.

These accounting estimates require the use of assumptions about matters that may be highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's consolidated financial condition and results of operations could be materially affected. The following is a discussion of 2012 updates to Critical Accounting Estimates included in the 2011 Annual Report. For a complete discussion of AIG's critical accounting estimates, see the 2011 Annual Report.

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

See Note 14 to the Consolidated Financial Statements for a discussion about AIG's framework for assessing the recoverability of its deferred tax asset.

Recoverability of Deferred Policy Acquisition Costs – Short-Duration (AIG Property Casualty):

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

For short-duration insurance contracts, starting on January 1, 2012, AIG elected to include anticipated investment income in its determination of whether the deferred policy acquisition costs are recoverable. AIG believes the inclusion of anticipated investment income in the recoverability analysis is a preferable accounting policy because it includes in the recoverability analysis the fact that there is a timing difference between when the premiums are collected and in turn invested and when the losses and related expenses are paid. This is considered a change in accounting principle that requires retrospective application to all periods presented. Because AIG historically has not recorded any premium deficiency on its short-duration insurance contracts even without the inclusion of anticipated investment income, there were no changes to the historical financial statements for the change in accounting principle.

AIG assesses the recoverability of its DAC on an annual basis or more frequently if circumstances indicate an impairment may have occurred. This assessment is performed by comparing recorded net unearned premium and anticipated investment income on inforce business to the sum of expected claims, claims adjustment expenses, anticipated policy maintenance costs and unamortized DAC. If the sum of these costs exceeds the amount of recorded net unearned premium and anticipated investment income, the excess is recognized as an offset against the asset established for DAC. This offset is referred to as a premium deficiency charge. Increases in expected claims and claims adjustment expenses can have a significant impact on the likelihood and amount of a premium deficiency charge. Management tested the recoverability of DAC and determined that recorded net unearned premiums and anticipated investment income for AIG Property Casualty exceeded the sum of these costs at September 30, 2012.

On January 1, 2012, AIG adopted an accounting standard that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The adoption of this standard resulted in a $5.1 billion decrease in the January 1, 2012 consolidated DAC balance.

Fair Value Measurements of Certain Financial Assets and Liabilities:

See Note 4 to the Consolidated Financial Statements for additional information about the measurement of fair value of financial assets and financial liabilities and AIG's accounting policy for the incorporation of credit risk in fair value measurements.

Overview

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

September 30, 2012 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$278	93%
Fair value based on internal sources	20	7

Total fixed maturity and equity securities(b)	$298	100%

(a)     Includes $28.7 billion for which the primary source is broker quotes.

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

The following table presents the classification of assets and liabilities measured at fair value on a recurring basis as Level 3:

(in billions)	September 30, 2012	Percentage of Total	December 31, 2011	Percentage of Total

Assets	$41.7	7.6%	$39.4	7.1%
Liabilities	4.6	1.0	5.3	1.2

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)(c)
			Fair Value of Derivative (Asset) Liability at(b)(c)
	Net Notional Amount(a)				Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
(in millions)					2012	2011	2012	2011

Regulatory Capital:
Corporate loans	$898	$1,830	$–	$–	$–	$–	$–	$–
Prime residential mortgages	139	3,653	–	–	–	–	–	6
Other	–	887	–	9	6	(10)	9	–

Total	1,037	6,370	–	9	6	(10)	9	6

Arbitrage:
Multi-sector CDOs(d)	4,363	5,476	2,183	3,077	142	47	336	230
Corporate debt/CLOs(e)	11,707	11,784	74	127	42	(33)	53	11

Total	16,070	17,260	2,257	3,204	184	14	389	241

Mezzanine tranches	–	989	–	10	14	(1)	3	(15)

Total	$17,107	$24,619	$2,257	$3,223	$204	$3	$401	$232

(a)     Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)     Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)     Includes credit valuation adjustment gains (losses) of $(12) million and $25 million in the three-month periods ended September 30, 2012 and 2011, respectively, and $(36) million and $27 million in the nine-month periods ended September 30, 2012 and 2011, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)     During the nine-month period ended September 30, 2012, a super senior CDS transaction with a net notional amount of $470 million was terminated at approximately its fair value at the time of termination. As a result, a $416 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During the nine-month period ended September 30, 2012, $142 million was paid to counterparties with respect to multi-sector CDOs. Upon payment, a $142 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $3.7 billion and $4.6 billion in net notional amount of credit default swaps written with cash settlement provisions at September 30, 2012 and December 31, 2011, respectively.

(e)     Corporate debt/CLOs include $1.2 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both September 30, 2012 and December 31, 2011.

The following table presents changes in the net notional amount of the super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions:

(in millions)	Net Notional Amount December 31, 2011(a)	Terminations	Maturities	Effect of Foreign Exchange Rates(b)	Amortization	Net Notional Amount September 30, 2012(a)

Regulatory Capital:
Corporate loans	$1,830	$–	$(16)	$(8)	$(908)	$898
Prime residential mortgages	3,653	(2,360)	(3)	41	(1,192)	139
Other	887	(754)	–	11	(144)	–

Total	6,370	(3,114)	(19)	44	(2,244)	1,037

Arbitrage:
Multi-sector CDOs(c)	5,476	(470)	–	(14)	(629)	4,363
Corporate debt/CLOs(d)	11,784	–	–	(51)	(26)	11,707

Total	17,260	(470)	–	(65)	(655)	16,070

Mezzanine tranches	989	(985)	–	(4)	–	–

Total	$24,619	$(4,569)	$(19)	$(25)	$(2,899)	$17,107

(a)     Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)     Relates primarily to fluctuations in the U.S. dollar against the euro during the period.

(c)     Multi-sector CDOs include $3.7 billion and $4.6 billion in net notional amount of credit default swaps written with cash settlement provisions at September 30, 2012 and December 31, 2011, respectively.

(d)     Corporate debt/CLOs include $1.2 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both September 30, 2012 and December 31, 2011.

The following table presents the amount of collateral postings with respect to the super senior credit default swap portfolio (prior to offsets for other transactions) as of the periods ended:

(in millions)	September 30, 2012	December 31, 2011

Regulatory capital	$–	$9
Arbitrage – multi-sector CDO	1,827	2,711
Arbitrage – corporate	445	477

Total	$2,272	$3,197

Regulatory Capital Portfolio

During the nine-month period ended September 30, 2012, $3.1 billion in net notional amount of regulatory capital CDSs were terminated or matured at no cost. The expected maturity of this portfolio continues to be monitored. As of September 30, 2012, the estimated weighted average expected maturity of the portfolio was less than one year. There have been no requirements to make any payments as part of terminations of super senior regulatory capital CDSs initiated by counterparties. The regulatory benefit of these transactions for financial institution counterparties was generally derived from Basel I. In December 2010, the Basel Committee on Banking Supervision finalized Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties for these transactions, and this may reduce the period of time that such counterparties are expected to hold the positions. In prior years, it had been expected that financial institution counterparties would complete a transition from Basel I to an intermediate standard known as Basel II, which could have had similar effects on the benefits of these transactions, at the end of 2009. Basel III has now superseded Basel II, but the details of its implementation by the various European Central Banking districts have not been finalized. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

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

Arbitrage Portfolio

A portion of the super senior credit default swaps as of September 30, 2012 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

Multi-Sector CDOs

The following table summarizes gross transaction notional amount of the multi-sector CDOs on which protection was written on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type:

September 30, 2012 (in millions)	Gross Transaction Notional Amount(a)	Subordination Below the Super Senior Risk Layer	Net Notional Amount	Fair Value of Derivative Liability

High grade with subprime collateral	$2,311	$1,183	$1,128	$461
High grade with no subprime collateral	2,732	1,126	1,606	583

Total high grade(b)	5,043	2,309	2,734	1,044

Mezzanine with subprime collateral	1,841	528	1,313	945
Mezzanine with no subprime collateral	594	278	316	194

Total mezzanine(c)	2,435	806	1,629	1,139

Total	$7,478	$3,115	$4,363	$2,183

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

For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the Binomial Expansion Technique (BET) model is used to estimate the change in the fair value of the derivative liability. Out of the total $4.4 billion net notional amount of CDS written on multi-sector CDOs outstanding at September 30, 2012, a BET value is available for $2.8 billion net notional amount. No BET value is determined for $1.6 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $2.8 billion.

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

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at September 30, 2012 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Average Inputs Used at September 30, 2012
(dollars in millions)		Change	Entire Portfolio	RMBS Prime	RMBS Alt-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	39 points	Increase of 5 points	$(163)	$(2)	$(11)	$(80)	$(44)	$(17)	$(9)
		Decrease of 5 points	154	3	11	67	45	15	13

Weighted		Increase of 1 year	21	1	–	16	2	2	–
average life	5.80 years	Decrease of 1 year	(33)	(1)	–	(28)	(3)	(1)	–

Recovery rates	17%	Increase of 10%	(16)	–	(3)	(10)	(2)	–	(1)
		Decrease of 10%	17	–	2	11	2	1	1

Diversity score(a)	13	Increase of 5	(5)
		Decrease of 5	14

Discount curve(b)	N/A	Increase of 100bps	14

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

REGULATORY ENVIRONMENT

In addition to the information set forth in this Quarterly Report on Form 10-Q, AIG's regulatory status is also discussed in Part I, Item 1. Business – Regulation in the 2011 Annual Report.

AIG's operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad.

Federal Reserve Supervision

As a result of the completion of the September 14, 2012 registered public offering of AIG Common Stock, the Department of the Treasury ceased to own a majority of the outstanding shares of AIG Common Stock, and, consequently, AIG is regulated and subject to the examination, supervision and enforcement authority and reporting requirements of the FRB (as successor to the U.S. Office of Thrift Supervision (OTS)) as an SLHC. Because AIG was grandfathered as a unitary SLHC in1999, AIG generally is not restricted under existing laws as to the types of business activities in which it may engage, as long as AIG Federal Savings Bank continues to be a qualified thrift lender.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) dissolved the OTS and transferred its functions and personnel to the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the FRB. Supervision of federal savings associations, such as AIG Federal Savings Bank, has been transferred to the OCC, and supervision of SLHCs has been transferred to the FRB. Elements of Dodd-Frank also align the regulation of SLHCs more closely to that of bank holding companies, and the FRB is taking additional steps to do so under both Dodd-Frank and the FRB's supervisory and rulemaking authority over SLHCs. Changes mandated by Dodd-Frank include directing the FRB to promulgate minimum capital requirements for SLHCs. In addition, the FRB, as the primary supervisor for SLHC's has the authority to impose enhanced prudential standards on SLHCs.

The FRB, OCC and FDIC have proposed revised minimum leverage and risk-based capital requirements that would apply to all bank holding companies and SLHCs, as well as to insured depository institutions, such as AIG Federal Savings Bank. As required by Dodd-Frank, the FRB has also proposed enhanced prudential standards for large bank holding company and nonbank SIFIs and has stated its intention to propose enhanced prudential standards for SLHCs pursuant to the Home Owners' Loan Act. The proposed regulations are described below. AIG cannot predict whether the capital regulations will be adopted as proposed or what enhanced prudential standards the FRB will promulgate for SLHCs, either generally or as applicable to insurance businesses. Further, AIG cannot predict how the FRB will exercise general supervisory authority over AIG, although the FRB could, as a prudential matter, for example, limit AIG's ability to pay dividends, repurchase shares of its common stock or acquire or enter into other businesses. AIG cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect the financial markets generally, impact AIG's businesses, results of operations, cash flows or financial condition, or require AIG to raise additional capital or result in a downgrade of AIG's credit ratings.

In addition, Dodd-Frank requires SIFIs to be subject to regulation, examination and supervision by the FRB (including minimum leverage and risk-based capital requirements). Nonbank SIFIs will be designated by the Financial Stability Oversight Council (Council) created by Dodd-Frank. If AIG is designated as a SIFI, AIG will be regulated by the FRB both in that capacity and in its capacity as an SLHC. The regulations applicable to SIFIs and to SLHCs, when all have been adopted as final rules, may differ materially from each other. In October 2012, AIG received a notice that it is under consideration by the Council for a proposed determination that it is a SIFI. The notice stated that AIG will be reviewed in Stage 3 of the SIFI determination process described in the Council's interpretive guidance for nonbank financial company determinations.

Volcker Rule

In July 2012, Section 619 of Dodd-Frank, referred to as the "Volcker Rule," became effective though the final rule implementing Section 619 has not yet been released. Under the proposed rule released in October 2011, if AIG continues to control AIG Federal Savings Bank, AIG and its affiliates are considered banking entities for purposes of the rule and, after the rule's conformance date of July 21, 2014, would be prohibited from "proprietary trading" and sponsoring or investing in "covered funds," subject to the rule's exceptions. Even if AIG no longer controlled an insured depository institution, it could be subject to restrictions on these activities if it is designated as a SIFI, as Dodd-Frank authorizes the FRB to subject SIFIs to capital requirements, quantitative limits or other restrictions if they engage in activities prohibited for banking entities under the Volcker Rule. The Volcker Rule, as proposed, contains an exemption for proprietary trading by insurance companies for their general account, but the final breadth and scope of this exemption is uncertain.

Capital Requirements

Before Dodd-Frank, the OTS did not subject SLHCs to consolidated regulatory capital requirements. Section 171 of Dodd-Frank, the so-called "Collins Amendment," subjects SLHCs to capital requirements that are not less stringent than the requirements generally applicable to insured depository institutions or quantitatively lower than the requirements in effect for insured depository institutions as of July 21, 2010.

The regulatory capital requirements currently applicable to insured depository institutions, such as AIG Federal Savings Bank, are computed in accordance with the U.S. federal banking agencies' generally applicable risk-based capital requirements, which are based on accords established by the Basel Committee on Banking Supervision (Basel Committee). These accords have evolved over time, and are referred to as Basel I, Basel II and Basel III.

In June 2012, the FRB and the other federal banking agencies proposed modifications to their existing capital adequacy regulations to address both the Collins Amendment and Basel III. The FRB would apply these revised capital adequacy regulations to SLHCs upon the effective date of the regulations, which is proposed to be January 1, 2013, matching the international Basel III phase-in calendar. The federal banking agencies have also proposed to replace their existing Basel I-based rules for determining risk weighted assets (RWAs), a component of capital ratios, with a Basel II-based version to make them more risk-sensitive. This proposal to implement the Basel II standardized approach (with modifications) would take effect on January 1, 2015.

Under the Collins Amendment and the proposed rules, the Basel II standardized approach or, prior to the change, current bank capital rules, would serve as a floor for determining RWAs and resulting capital ratios for institutions subject to the advanced approaches. Under the proposed rules, AIG would be subject to the advanced approaches and would be required to begin their implementation, subject to a parallel run period.

If the revised capital adequacy rules are adopted as proposed, they will become effective on January 1, 2013, and fully phased in by January 1, 2019. On January 1, 2019, the rules will require:

•
a minimum ratio of Tier 1 common equity to RWAs of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% Tier 1 common equity ratio as that buffer is phased in, effectively resulting in a minimum ratio of Tier 1 common equity to RWAs of at least 7%);

•
a minimum ratio of Tier 1 capital to RWAs of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•
a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to RWAs of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation);

•
for advanced approaches institutions, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to average balance sheet exposures plus certain average off-balance sheet exposures; and

•
a "countercyclical capital buffer" applicable only to institutions subject to the advanced approaches, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a Tier 1 common equity add-on to the capital conservation buffer in the range of 0% to 2.5% and if applied (potentially resulting in total buffers of between 2.5% and 5%).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Tier 1 common equity to RWAs above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when and if the latter is applied) will face progressive constraints on dividends, equity repurchases and certain executive compensation based on the amount of the shortfall. As proposed, the capital buffer would phase in at 0.625% per year beginning on January 1, 2016 until it reaches its 2.5% fully phased in level on January 1, 2019.

Also in June 2012, the FRB and the other federal banking agencies issued revised final rules that modify their market risk regulatory capital requirements for banking institutions with significant trading activities. These modifications are designed to address the adjustments to the market risk regulatory capital framework that were announced by the Basel Committee in June 2010 (referred to as "Basel II.5"), as well as the prohibition on the use of external credit ratings, as required by Dodd-Frank. These changes will also be implemented in January 2013 and will result in increased regulatory capital requirements for market risk.

If the rules are adopted as proposed, AIG will be required to meet the following initial minimum capital ratios on January 1, 2013:

•
3.5% Tier 1 common equity to RWAs;

•
4.5% Tier 1 capital to RWAs; and

•
8.0% Total capital to RWAs.

Although AIG is still considering the full impact of these capital requirements, AIG believes that, if the FRB's proposed rules become effective and apply to AIG as an SLHC, it will meet all revised minimum capital requirements as of January 1, 2013.

The Basel III final framework provides for a number of new deductions from and adjustments to Tier 1 common equity, which will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The Basel Committee has also published its final provisions for assessing the global systemic importance of banking institutions and the range of additional Tier 1 common equity that should be maintained by banking institutions deemed to be globally systemically important. The additional capital for these institutions would initially range from 1% to 2.5% of Tier 1 common equity and could be as much as 3.5%. AIG was not one of the institutions identified by the Financial Stability Board (established at the direction of the leaders of the Group of 20) as a global systemically important bank under the Basel Committee's methodology. The final determination of whether an institution will be classified as a global systemically important bank and the calculation of the required additional capital amount is expected to be disclosed by the Basel Committee no later than November 2014 based on data through the end of 2013. The International Association of Insurance Supervisors (IAIS) has proposed an assessment methodology for identifying global systemically important insurance companies, which could also be subject to additional capital requirements, and has committed to make its final recommendations to the Financing Stability Board by March 2013.

In June 2012, the Basel Committee also released a consultation paper proposing approaches for calculating incremental capital requirements for domestic systemically important banks. The recommendation is complementary to the framework outlined above for global systemically important banks, but is more principles-based in order to provide an appropriate degree of national discretion. These proposals may impact the regulatory capital requirements of AIG, but the exact impact will depend on the final framework and how it is implemented by the U.S. federal banking agencies, both in general and as specifically applied to insurance companies.

In May 2012, the Basel Committee released a consultation paper proposing a "Fundamental Review of the Trading Book." The paper proposes a series of comprehensive changes to the regulatory capital requirements for market risk which, if enacted by the U.S. federal banking agencies, would likely replace the Basel II.5 requirements that, as outlined above, become effective in January 2013.

Heightened Prudential Standards

In January 2012, the FRB published for public comment a notice of proposed rulemaking implementing the enhanced prudential standards and early remediation requirements mandated by Dodd-Frank that will apply to large bank holding companies and SIFIs. If those rules are adopted in the form proposed and AIG is designated as a SIFI, AIG would be required, among other things,

•
to calculate AIG's minimum risk-based and leverage capital requirements, each as if it were a bank holding company;

•
to submit annually to the FRB for approval a capital plan detailing AIG's projected capital distributions and demonstrating that it will meet all minimum regulatory capital ratios and maintain a ratio of Basel I Tier 1 common equity to RWAs currently of at least 5% on a pro forma basis under expected and stressed conditions throughout the nine-quarter planning horizon covered by the capital plan;

•
to maintain a ratio of Tier 1 common equity to risk weighted assets of 5.0% under both expected and stressed conditions in order to be able to engage in capital distributions;

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

•
to be subject to early remediation actions upon occurrence of trigger events (such as failure to maintain the capital that is commensurate with the level and nature of the risks to which AIG is exposed, or non-compliance with the FRB's stress test), which early remediation actions could vary from heightened supervisory review by the FRB to an FRB-recommended resolution of AIG, based on the seriousness of the trigger events;

•
to maintain a debt-to-equity ratio, measured by "total liabilities" and "total equity capital", of no more than 15-to-1 upon a determination by the Council that (i) the company poses a grave threat to the financial stability of the United States and (ii) the imposition of such requirement is necessary to mitigate the risk that such company poses to the financial stability of the United States; and

•
to comply with certain corporate governance requirements, such as additional responsibilities of the Board of Directors and the creation of a separate risk committee of the Board of Directors.

In addition, certain of Dodd-Frank's stress test requirements will separately apply to AIG as an SLHC irrespective of whether AIG is designated as a SIFI.

The notice of proposed rulemaking did not include the requirements that will apply to SLHCs, which will be proposed in a separate notice. AIG cannot predict whether there will be significant differences between the requirements for large bank holding companies and SIFIs and the requirements for SLHCs, or whether the requirements for SLHCs will have specific provisions for companies in the insurance business.

Other Effects of Dodd-Frank

In addition, Dodd-Frank will also have the following effects on AIG:

•
If AIG is designated as a SIFI, the FRB could (i) limit AIG's ability to merge with, acquire, consolidate with, or become affiliated with another company, to offer specified financial products or to terminate specified activities; (ii) impose conditions on how we conduct our activities; or (iii) with approval of the Council, and a determination that the foregoing actions are inadequate to mitigate a threat to U.S. financial stability, require AIG to sell or otherwise transfer assets or off-balance-sheet items to unaffiliated entities.

•
If AIG is designated as a SIFI, AIG must periodically report to regulators a resolution plan for its rapid and orderly resolution in the event of material financial distress or failure. If the regulators determine that AIG's resolution plan is not credible, they may impose restrictions on AIG including additional capital requirements or limits on growth.

In addition to the adoption of Dodd-Frank in the United States, regulators and lawmakers around the world are actively reviewing the causes of the financial crisis and taking steps to avoid similar problems in the future. The Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly global systemically important financial institutions, should be regulated. These frameworks and recommendations address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including compensation, and a host of related issues associated with responses to the financial crisis. The FSB has directed the IAIS to create standards relative to these areas and incorporate them within that body's Insurance Core Principles. IAIS Insurance Core Principles form the baseline threshold for how countries' financial services regulatory efforts are measured relative to the insurance sector. That measurement is made by periodic Financial Sector Assessment Program reviews conducted by the World Bank and the International Monetary Fund and the reports thereon spur the development of country-specific additional or amended regulatory changes. Lawmakers and regulatory authorities in a number of jurisdictions in which AIG's subsidiaries conduct business have already begun implementing legislative and regulatory changes consistent with these recommendations, including proposals governing consolidated regulation of insurance holdings companies by the Financial Services Agency in Japan, financial and banking regulation adopted in France and compensation regulations proposed or adopted by the financial regulators in Germany and the United Kingdom Financial Services Authority. In July 2012, the IAIS released a working draft of its Common Framework for the Supervision of Internationally Active Insurance Groups, which provides for global, coordinated supervision of internationally active insurance groups (IAIGs). AIG is likely to be designated an IAIG.

AIG cannot predict whether these actions will become effective or the effect they may have on the financial markets or on AIG's business, results of operations, cash flows, financial condition and credit ratings.

ITEM 3. / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4. / CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG's management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG's Chief Executive Officer and Chief Financial Officer have concluded that AIG's disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in AIG's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, AIG's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 / LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. / RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part II, Item 1A. Risk Factors of AIG's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 and in Part I, Item 1A. Risk Factors and discussed throughout Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in AIG's Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 and Amendment No. 2 on Form 10-K/A filed on February 27, 2012 and March 30, 2012, respectively, and throughout Exhibit 99.2, Management's Discussion and Analysis of Financial Condition and Results of Operations of AIG's Current Report on Form 8-K filed on May 4, 2012 (collectively, the 2011 Annual Report).

REGULATION

Our status as a savings and loan holding company and the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation, either or both of which may materially and adversely affect our businesses, results of operations, cash flows, financial condition and credit ratings. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which effects comprehensive changes to the regulation of financial services in the United States, was signed into law. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, an ongoing process anticipated to continue over the next few years. We cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect our businesses, results of operations, cash flows or financial condition, require us to raise additional capital or result in a downgrade of our credit ratings.

As a result of the completion of the September 14, 2012 registered public offering of AIG Common Stock, the Department of the Treasury ceased to own a majority of the outstanding shares of AIG Common Stock, and, consequently, AIG is regulated by the Board of Governors of the Federal Reserve System (FRB) and subject to its examination, supervision and enforcement authority and reporting requirements as a savings and loan holding company (SLHC). The FRB, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation have proposed revised minimum leverage and risk-based capital requirements that would apply to all bank holding companies and SLHCs, as well as to insured depository institutions, such as AIG Federal Savings Bank. As a result of our regulation by the FRB as an SLHC:

•
We cannot predict how the FRB will exercise general supervisory authority over us.

•
The FRB, as a prudential matter, may limit our ability to pay dividends and repurchase shares of AIG Common Stock.

In addition, under Dodd-Frank we may separately become subject to the examination, enforcement and supervisory authority of the FRB as a nonbank systemically important financial institution (SIFI). In October 2012, AIG received a notice that it is under consideration by the Financial Stability Oversight Council (Council) for a proposed determination that it is a SIFI. The notice stated that AIG will be reviewed in Stage 3 of the SIFI determination process described in the Council's interpretive guidance for nonbank financial company determinations. If we are designated as a SIFI:

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

If we are designated as a SIFI and determined to be a "grave threat" to U.S. financial stability:

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

The regulations applicable to SIFIs and to SLHCs, when all have been adopted as final rules, may differ materially from each other.

See Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook – Regulation for further discussion of this potential regulation.

If we continue to control AIG Federal Savings Bank or another insured depository institution, as of July 21, 2014, we will be required to conform to the "Volcker Rule", which prohibits "proprietary trading" and the sponsoring or investing in "covered funds." The term "covered funds" includes hedge, private equity or similar funds and, in certain cases, issuers of asset backed securities if such securities have equity-like characteristics. These prohibitions could substantially impact our investment portfolios as they are currently managed. The Volcker Rule, as proposed, contains an exemption for proprietary trading by insurance companies for their general account, but the final breadth and scope of this exemption cannot be predicted. Even if AIG no longer controlled an insured depository institution, Dodd-Frank authorizes the FRB to subject SIFIs to additional capital and quantitative limitations if they engage in activities prohibited by the Volcker Rule.

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

We cannot predict the requirements of the regulations ultimately adopted, the level and magnitude of supervision we may become subject to, or how Dodd-Frank and such regulations will affect the financial markets generally or our businesses, results of operations, cash flows or financial condition. It is possible that the regulations adopted under Dodd-Frank and our regulation by the FRB as an SLHC could significantly alter our business practices, require us to raise additional capital, impose burdensome and costly requirements and add additional costs. Some of the regulations may also affect the perceptions of regulators, rating agencies, customers, counterparties, creditors or investors about our financial strength and could potentially affect our financing costs or result in a ratings downgrade.

ITEM 2 / UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2012, the Department of the Treasury, as the selling shareholder, closed the sale of 825,447,665 shares in the aggregate of AIG Common Stock in two separate offerings, at an average initial public offering price of $31.72 per share. In connection with these offerings, AIG's Board of Directors authorized the repurchase of shares of AIG Common Stock with an aggregate purchase amount of up to $8.0 billion. AIG purchased shares of AIG Common Stock in these offerings at the initial offering prices summarized below, for an aggregate purchase amount of approximately $8.0 billion.

The following table sets forth the information with respect to purchases made by or on behalf of AIG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock during the three months ended September 30, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

July 1 - 31	–	$–	–	$–
August 1 - 31	98,360,656	30.50	98,360,656	–
September 1 - 30	153,846,153	32.50	153,846,153	–

Total	252,206,809	$31.72	252,206,809	$–

ITEM 4 / MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6 / EXHIBITS

See accompanying Exhibit Index.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/s/ David L. Herzog
David L. Herzog Executive Vice President Chief Financial Officer Principal Financial Officer

/s/ Joseph D. Cook
Joseph D. Cook Vice President Controller Principal Accounting Officer

Dated: November 1, 2012

 EXHIBIT INDEX

Exhibit Number	Description	Location

4	Instruments defining the rights of security holders, including indentures
	(1) Subordinated Debt Indenture, dated as of August 23, 2012, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on August 23, 2012 (File No. 1-8787).
	(2) First Supplemental Indenture, dated as of August 23, 2012, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.2 to AIG's Current Report on Form 8-K filed with the SEC on August 23, 2012 (File No. 1-8787).
(3) Form of the 2.375% Subordinated Notes Due 2015 (included in Exhibit 4(2))
	(4) Amendment to the Replacement Capital Covenants, dated as of August 23, 2012, by AIG in favor of and for the benefit of each Covered Debtholder	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on August 23, 2012 (File No. 1-8787).
	(5) Replacement Capital Covenant, dated as of August 23, 2012, by AIG in favor of and for the benefit of each Covered Debtholder, in connection with AIG's Series A-2 Junior Subordinated Debentures	Incorporated by reference to Exhibit 99.2 to AIG's Current Report on Form 8-K filed with the SEC on August 23, 2012 (File No. 1-8787).
	(6) Replacement Capital Covenant, dated as of August 23, 2012, by AIG in favor of and for the benefit of each Covered Debtholder, in connection with AIG's Series A-3 Junior Subordinated Debentures	Incorporated by reference to Exhibit 99.3 to AIG's Current Report on Form 8-K filed with the SEC on August 23, 2012 (File No. 1-8787).
10	Material Contracts
	(1) Description of Non-Management Director Compensation*	Filed herewith.
11	Statement re: Computation of Per Share Earnings	Included in Note 12 to the Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statement of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statement of Equity for the nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, (v) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith.

*         This exhibit is a management contract or compensatory plan or arrangement.

**       This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.