Form 10-K
period 2012-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2013-02-21
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012	Commission file number 1-8787

American International Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
180 Maiden Lane, New York, New York (Address of principal executive offices)	10038 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant's most recently completed second fiscal quarter) was approximately $21,463,000,000.

As of February 15, 2013, there were outstanding 1,476,322,473 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant's definitive proxy statement for the 2013 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

AIG 2012 Form 10-K

PART I

ITEM 1 / BUSINESS

American International Group, Inc. (AIG) is a leading global insurance company. Founded in 1919, today we provide a wide range of property casualty insurance, life insurance, retirement products, mortgage insurance and other financial services to customers in more than 130 countries. Our diverse offerings include products and services that help businesses and individuals protect their assets, manage risks and provide for retirement security. AIG common stock is listed on the New York Stock Exchange and the Tokyo Stock Exchange.

AIG's key strengths include:

World class insurance franchises that are leaders in their categories and are improving their operating performance;

A diverse mix of businesses with a presence in most international markets;

Effective capital management of the largest shareholders' equity of any insurance company in the world*, supported by enhanced risk management;

Execution of strategic objectives, such as the recent divestiture of non-core businesses and fulfillment of our commitment to repay the U.S. taxpayers; and

Improved profitability, as demonstrated by three consecutive years of full-year profit.

*         At June 30, 2012, the latest date for which information was available for certain foreign insurance companies.

AIG 2012 Form 10-K

In this Annual Report on Form 10-K, unless otherwise mentioned or unless the context indicates otherwise, we use the terms "AIG," the "Company," "we," "us" and "our" to refer to AIG, a Delaware corporation, and its consolidated subsidiaries. We use the term "AIG Parent" to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

A reference summary of certain technical terms and acronyms used throughout this Annual Report on Form 10-K is available on pages 195-199.

AIG's Global Insurance Operations

HOW WE GENERATE REVENUES AND PROFITABILITY

We earn revenues primarily from insurance premiums, policy fees from universal life insurance and investment products, and income from investments.

Our operating expenses consist of policyholder benefits and claims incurred, interest credited to policyholders, commissions and other costs of selling and servicing our products, and general business expenses.

Our profitability is dependent on our ability to price and manage risk on insurance and annuity products, to manage our portfolio of investments effectively, and control costs through expense discipline.

Commencing in the third quarter of 2012, the Chartis segment was renamed AIG Property Casualty and the SunAmerica segment was renamed AIG Life and Retirement, although certain existing brands will continue to be used in certain geographies and market segments.

AIG Property Casualty	AIG Life and Retirement

AIG Property Casualty is a leading provider of insurance products for commercial, institutional and individual customers through one of the world's most far-reaching property casualty networks. AIG Property Casualty offers one of the industry's most extensive ranges of products and services, through its diversified, multichannel distribution network, benefitting from its strong capital position.
AIG Life and Retirement is a premier provider of life insurance and retirement services in the United States. It is among the largest life insurance and retirement services businesses in the United States. With one of the broadest distribution networks and most diverse product offerings in the industry, AIG Life and Retirement helps to ensure financial and retirement security for more than 18 million customers.

Other Operations

Mortgage Guaranty (United Guaranty Corporation or UGC), is a leading provider of private residential mortgage guaranty insurance (MI). MI covers mortgage lenders for the first loss from mortgage defaults on high loan-to-value conventional first-lien mortgages. By providing this coverage to lenders, UGC enables mortgage lenders to remain competitive, while generating a sound and responsible book of business, and enables individuals to purchase a house with a lower down payment.

Other operations also include Global Capital Markets, Direct Investment book, Retained Interests and Corporate & Other operations.

On December 9, 2012, AIG announced an agreement to sell 80.1 percent of International Lease Finance Corporation (ILFC) with an option for the purchaser to buy an additional 9.9 percent stake. As a result, ILFC operating results, which were previously presented in the Aircraft Leasing segment, have been classified as discontinued operations in all periods, and associated assets and liabilities have been classified as held-for-sale at December 31, 2012.

AIG 2012 Form 10-K

AIG 2012 Revenue Sources ($ millions)

For financial information concerning our reportable segments, including geographic areas of operation and changes made in 2012, see Note 3 to the Consolidated Financial Statements. Prior periods have been revised to conform to the current period presentation for segment changes and discontinued operations.

Restructuring and Rebuilding: AIG Moving Forward

We have taken significant steps to position our company for future growth and in 2012 fully repaid governmental financial support of AIG. These amounts are discussed below in 2011-2012 Accomplishments.

 Federal Reserve Bank of New York

We repaid the governmental support that we received in September 2008 and thereafter during the global economic crisis. This support included a credit facility from the Federal Reserve Bank of New York (the FRBNY and such credit facility, the FRBNY Credit Facility) and funding from the Department of the Treasury through the Troubled Asset Relief Program (TARP). After receiving this support, our Board of Directors and management placed a strong focus on improving our businesses and pursued four main priorities:

•

building AIG's value by strengthening our international property and casualty and domestic life insurance and retirement businesses;

•

repaying support from the U.S. government, including through significant divestitures;

•

decreasing our operating costs; and

•

reducing risk by winding down our exposure to certain financial products and derivatives trading activities.

We have made substantial progress in each of these four main priority areas during the past few years. Our efforts have centered on protecting and enhancing the value of our key businesses, restoring AIG's financial strength, repaying U.S. taxpayers and reducing risk.

AIG 2012 Form 10-K

Department of the Treasury

Through a series of transactions that closed on January 14, 2011 (the Recapitalization), we exchanged various forms of government support for AIG Common Stock, and the Department of the Treasury became AIG's majority shareholder, with approximately 92 percent of outstanding AIG Common Stock at that time.

The Department of the Treasury, as selling shareholder, sold all of its shares of AIG Common Stock through six registered public offerings completed in May 2011 and March, May, August, September and December 2012. We purchased approximately 421 million shares of AIG Common Stock in the first four of the 2012 offerings for approximately $13.0 billion. We did not purchase any shares in the May 2011 or December 2012 offerings.

See Item 7. MD&A – Liquidity and Capital Resources and Notes 4, 17, 18, and 25 to the Consolidated Financial Statements for further discussion of the government support provided to AIG, the Recapitalization and significant asset dispositions.

These and other key accomplishments are described in the following table:

*         AIG did not receive any proceeds from the sale of AIG Common Stock by the Department of the Treasury. The Department of the Treasury still owns ten-year warrants to purchase approximately 2.7 million shares of AIG Common Stock.

AIG 2012 Form 10-K

AIG Property Casualty

Business Strategy

Business Mix Shift:     Grow in higher value lines of business and geographies.

Underwriting Excellence:     Enhance pricing and risk-selection tools through investments in data mining, science and technology.

Claims Best Practices:     Reduce loss costs through new claims technology, a more efficient and effective operating model and the use of data tools to better manage the economic drivers of losses.

Operating Expense Discipline:     Decrease recurring operating expenses by leveraging AIG's scale and driving increased standardization.

Capital Management:     Efficiently allocate capital through the use of risk adjusted profit metrics, optimization of reinsurance and legal entity restructuring.

AIG 2012 Form 10-K

AIG Property Casualty Operating Segments – Products and Services

AIG Property Casualty operating segments are organized into Commercial Insurance and Consumer Insurance. Run-off lines of business and operations not attributable to these operating segments are included in an Other operations category.

  Percent of 2012 Net premiums written by operating segment*

*         The operations reported as part of Other do not have meaningful levels of Net premiums written.

Commercial Insurance Percent of 2012 Net premiums written by product line (dollars in millions)	Consumer Insurance Percent of 2012 Net premiums written by product line (dollars in millions)

Commercial products:	Consumer products:

Casualty: Includes general liability, commercial automobile liability, workers' compensation, excess casualty and crisis management insurance. Casualty also includes risk management and other customized structured programs for large corporate customers and multinational companies.

Accident & Health: Includes voluntary and sponsor-paid personal accidental and supplemental health products for individuals, employees, associations and other organizations. It also includes life products (outside of the U.S. market) as well as a broad range of travel insurance products and services for leisure and business travelers.

AIG 2012 Form 10-K

Property: Includes industrial energy-related and commercial property insurance products, which cover exposures to man-made and natural disasters, including business interruption.

 Specialty: Includes aerospace, environmental, political risk, trade credit, surety and marine insurance, and various product offerings for small and medium sized enterprises.

 Financial: Includes various forms of professional liability insurance, including directors and officers (D&O), fidelity, employment practices, fiduciary liability, network security, kidnap and ransom, and errors and omissions insurance (E&O).

 Distribution: Commercial Insurance products are primarily distributed through a network of independent retail and wholesale brokers and branches, and through an independent agency network.

Personal: Includes automobile, homeowners and extended warranty insurance. It also includes insurance for high-net-worth individuals (offered through Private Client Group), including umbrella, yacht and fine art insurance, and consumer specialty products, such as identity theft and credit card protection.

 Distribution: Consumer Insurance products are distributed primarily through agents and brokers, as well as through direct marketing and partner organizations and through the internet.

Other: Consists primarily of: run-off lines of business; operations and expenses not attributable to the Commercial Insurance or Consumer Insurance operating segments; unallocated net investment income; net realized capital gains and losses; and other income and expense items.

AIG Property Casualty conducts its business primarily through the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa.; New Hampshire Insurance Company; American Home Assurance Company; Lexington Insurance Company; AIU Insurance Company; Chartis Overseas Limited; Fuji; Chartis Singapore Insurance, Pte, Ltd. and AIG Europe Limited.

A Look at AIG Property Casualty

Global Footprint

AIG Property Casualty has a significant international presence in both developed markets and growth economy nations. It distributes its products through three major geographic regions:

•
Americas:   Includes the United States, Canada, Central America, South America, the Caribbean and Bermuda.

•
Asia Pacific:   Includes Japan and other Asia Pacific nations, including China, Korea, Singapore, Vietnam, Thailand, Australia and Indonesia.

•
EMEA (Europe, Middle East and Africa):  Includes the United Kingdom, Continental Europe, Russia, India, the Middle East and Africa.

In 2012, 6 percent and 5 percent of AIG Property Casualty direct premiums were written in the states of California and New York, respectively, and 19 percent and 7 percent were written in Japan and the United Kingdom, respectively. No other state or foreign jurisdiction accounted for more than 5 percent of such premiums.

On November 21, 2012, AIG, People's Insurance Company (Group) of China Limited (PICC Group) and PICC Life Insurance Company Limited (PICC Life) entered into a non-binding term sheet with respect to the proposed establishment of a joint venture insurance agency company between AIG and PICC Life (the Joint Venture) which plans to distribute life insurance and other insurance products through a specialized agency force on a nationwide basis with a focus on major cities in China and to engage in reinsurance and other related business cooperation. AIG

AIG 2012 Form 10-K

Life and Retirement made an equity investment of approximately $0.5 billion in PICC Group. AIG's participation in the Joint Venture will be managed by AIG Property Casualty.

Total Net Premiums Written $34.4 bn

Based on net premiums written in 2011, AIG Property Casualty is the largest U.S. commercial insurer in the U.S. and Canada, the largest U.S. based property casualty insurer in Europe, and the largest foreign property casualty insurer in Japan and China. In addition, AIG Property Casualty was first to market in many developing nations and is well positioned to enhance its businesses in countries such as China, India and Brazil.

Competition

Operating in a highly competitive industry, AIG Property Casualty competes against approximately 3,300 stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. In international markets, we compete for business with the foreign insurance operations of large U.S. insurers global insurance groups and local companies in specific market areas and product types.

Insurance companies compete through a combination of risk acceptance criteria, product pricing, service and terms and conditions. AIG Property Casualty distinguishes itself in the insurance industry primarily based on its well-established brand, financial strength and large capital base, innovative products, expertise in providing specialized coverages and customer service.

AIG 2012 Form 10-K

AIG Property Casualty serves its business and individual customers on a global basis – from the largest multinational corporations to local businesses and individuals. Our clients benefit from our substantial underwriting expertise and long-term commitment to the markets and clients we serve.

AIG Property Casualty Competitive Strengths and Challenges

Diversification – breadth of customers served, products underwritten and distribution channels
Global franchise – operating in more than 90 countries and jurisdictions
Scale – facilitates risk diversification to optimize returns on capital
Service – focused on customer needs, providing strong global claims, loss prevention and mitigation, engineering, underwriting and other related services
Expertise – experienced employees complemented with new talent
Financial strength – well capitalized, strong balance sheet
Somewhat offsetting these strengths are the following challenges:
Barriers to entry are high
Regulatory changes in recent years created an increasingly complex environment that is affecting industry growth and profitability

AIG 2012 Form 10-K

AIG Life and Retirement

Business Strategy

AIG Life and Retirement is focused on the following strategic initiatives:

Grow Assets Under Management:     Fully leverage a unified distribution organization to increase sales of profitable products across all channels. Capitalize on the growing demand for income solutions and AIG Life and Retirement's capital base, risk controls, innovative product designs, expanded distribution initiatives and financial discipline to grow variable annuity business. Pursue selected institutional market opportunities where AIG Life and Retirement's scale and capital base provide a competitive advantage.

Increase Life Insurance In-Force:     Develop innovative life offerings through consumer focused research that delivers superior, differentiated product solutions. Consolidate life insurance platforms, operations and systems to create a more efficient, cost-competitive and agile operating model.

Enhance Return on Equity:     Build on simplified legal entity structure to enhance financial strength and durability, capital efficiency and ease of doing business. Improve operational efficiencies, expense control and service through investments in technology and more productive use of existing resources and lower-cost operations centers.

AIG 2012 Form 10-K

Operating Segments

AIG Life and Retirement currently has two operating segments: Life Insurance focuses on life insurance and related protection products and Retirement Services focuses on investment, retirement savings and income solution products. On April 12, 2012, AIG Life and Retirement announced several key organizational structure and management changes intended to better serve the organization's distribution partners and customers. Key aspects of the new structure are distinct product divisions, shared annuity and life operations platforms and a unified all-channel distribution organization with access to all AIG Life and Retirement products.

AIG Life and Retirement expects to modify its presentation of results to reflect its new structure when the reporting changes are implemented in the first quarter of 2013 and conform all prior periods' presentations to reflect the new structure. The new structure will include two operating segments – Retail and Institutional. Retail product lines will include life insurance and accident and health (A&H), fixed annuities, variable annuities and income solutions, brokerage services and retail mutual funds. Institutional product lines will include group retirement, group benefits and institutional markets. The institutional markets product line will consist of stable value wrap products, structured settlement and terminal funding annuities, private placement variable life and annuities, guaranteed investment contracts and corporate and bank-owned life insurance.

Additionally, AIG Life and Retirement completed the merger of six life insurance operating legal entities into American General Life Insurance Company effective December 31, 2012. This merger facilitates capital and dividend planning while creating operating efficiencies and making it easier for producers and customers to do business with AIG Life and Retirement. AIG Life and Retirement will continue to market products and services under its existing brands.

AIG Life and Retirement Operating Segments – Products and Services

Percent of 2012 total revenue by operating segment (dollars in millions)

AIG 2012 Form 10-K

Life Insurance Percent of 2012 Premiums, Deposits and other considerations by line of business (dollars in millions)	Retirement Services Percent of 2012 Premiums, Deposits and other considerations by line of business (dollars in millions)

*  Other includes fixed, equity indexed and runoff annuities.

Products include a full line of life insurance, deferred and payout annuities, A&H products, worksite and group benefits.	Products and services focus on investment, retirement savings and income solution products.

AIG Life and Retirement is one of the largest life insurance organizations in the United States and is a leader in today's financial services marketplace.

AIG Life and Retirement holds leadership positions in both retail and institutional markets:
• Long-standing leadership position in fixed annuity sales through banks and other financial institutions
• Innovator in guaranteed income solutions and a top provider of variable annuities
• Industry-leading life and accident and health products
• Broad range of retail mutual fund offerings
• One of the largest independent broker-dealer networks in the country
• Leading retirement plan provider in K-12 schools, higher education, healthcare, government and other nonprofit entities
• Institutional Markets offerings, including leadership position in structured settlement annuities
• Extensive lineup of group benefits offered in worksites and through affinity organizations

AIG 2012 Form 10-K

Life Insurance	Retirement Services

The Life Insurance operating segment offers a broad range of protection and mortality-based products. These products are marketed under four principal brands – American General, AGLA, AIG Direct and AIG Benefit Solutions.

 Life Insurance and A&H: Primary products include term life insurance, universal life insurance and A&H products. Life insurance and A&H products are distributed through independent marketing organizations and independent insurance agents under the American General brand. Career agents distribute Life Insurance and A&H products under the AGLA brand. American General and AGLA will continue to focus on innovative product development and delivering differentiated product solutions to producers and customers. AIG Direct (formerly known as Matrix Direct) is a proprietary direct-to-consumer distributor of term life insurance and A&H products.

 Institutional: Products primarily include structured settlement and terminal funding annuities, fixed payout annuities, private placement variable annuities and variable life insurance, corporate-owned life insurance, bank-owned life insurance, and stable value wrap products. These products are marketed under the American General brand through independent marketing organizations and structured settlement brokers. Institutional Markets has a disciplined and opportunistic approach to growth in these product lines.

 Group Benefits: In 2012, AIG Life and Retirement and AIG Property Casualty combined their U.S. group benefits businesses and operate as AIG Benefits Solutions. This business will continue to market a wide range of insurance and benefits products for employees (both employer paid and voluntary) and affinity groups. Primary product offerings include life insurance, accidental death, business travel accident, disability income, medical excess (stop loss), dental, vision and worksite universal life, critical illness and accident.

The Retirement Services operating segment provides investment, retirement and income solutions products and services. These products and services are marketed through a variety of brands described below.

 Group Retirement: Products are marketed under the Variable Annuity Life Insurance Company (VALIC) brand and include fixed and variable group annuities, group mutual funds, and group administrative and compliance services. VALIC career financial advisors and independent financial advisors provide retirement plan participants with enrollment support and comprehensive financial planning services.

 Fixed Annuities: Products are primarily marketed under the Western National brand and include single and flexible premium deferred fixed annuities. Western National maintains its leading industry position in the bank distribution channel by designing products in cooperation with banks and offering an efficient and flexible administration platform.

 Variable Annuities: Products are marketed under the SunAmerica Retirement Markets (SARM) brand and are designed to provide customers with retirement income. Customers may choose among a wide range of variable annuities offering diverse investment options and product features, including stock and fixed income portfolios, guaranteed death benefits and various guaranteed retirement income solutions. Variable annuity products are distributed through banks and national, regional and independent broker-dealer firms.

 Brokerage Services: Includes the operations of Advisor Group, which is one of the largest networks of independent financial advisors in the U.S. Brands include Royal Alliance, SagePoint, FSC Securities and Woodbury Financial, which we acquired in November 2012 for $48 million after purchase price adjustments.

 Retail Mutual Funds: Includes the mutual fund and related administration and servicing operations of SunAmerica Asset Management.

AIG Life and Retirement conducts its business primarily through three major insurance operating companies: American General Life Insurance Company, The Variable Annuity Life Insurance Company and The United States Life Insurance Company in the City of New York.

AIG 2012 Form 10-K

AIG Life and Retirement 2012 Premiums and Premiums, Deposits and Other Considerations

Premiums represent amounts received on traditional life insurance policies, group benefit policies and deposits on life contingent payout annuities. Premiums, deposits and other considerations is a non-GAAP measure that includes life insurance premiums and deposits on annuity contracts and mutual funds.

See Item 7. MD&A – Result of Operations – AIG Life and Retirement Operations – Premiums for a reconciliation of premiums, deposits and other considerations to premiums.

A Look at AIG Life and Retirement

  AIG Life and Retirement 2012 Sales by Distribution Channel
  (dollars in millions)

Represents life and group A&H premiums from new policies expected to be collected over a one-year period plus 10 percent of life unscheduled deposits, single premiums and annuity deposits from new and existing customers.

AIG 2012 Form 10-K

  AIG Life and Retirement's Diversified Distribution Network

Affiliated	Nonaffiliated

VALIC career financial advisors Over 1,200 financial advisors serving the worksites of educational, not-for-profit and governmental organizations

 AGLA career agents Over 3,100 agents focused on the broad middle market

 Advisor Group Over 6,000 independent financial advisors

 AIG Direct A leading direct-to-consumer distributor of life and A&H products

Banks Nearly 600 banks and 69,000 financial institution agents

 Independent marketing organizations Relationships with over 1,700 independent marketing organizations and brokerage general agencies providing access to over 150,000 licensed independent agents

 Broker dealers Access to over 120,000 licensed financial professionals

 Benefit brokers Include consultants, brokers, third party administrators and general agents

  Competition and Customer Marketing Strengths

AIG Life and Retirement competes against approximately 1,800 providers of life insurance and retirement savings products, including other large, well-established life insurance companies and other financial services companies. Life insurance companies compete through a combination of risk-acceptance (underwriting) criteria, product pricing, service, and terms and conditions. Retirement services companies also compete through crediting rates and through offering guaranteed benefits features.

AIG Life and Retirement competes in the life insurance and retirement savings businesses primarily based on its well-established brands, innovative products, extensive distribution network, customer service and strong financial ratings. AIG Life and Retirement helps ensure financial and retirement security for more than 18 million customers.

AIG 2012 Form 10-K

AIG Life and Retirement Competitive Strengths

• Leading life insurance and retirement brands
• Diversified product mix
• Broad multi-channel distribution network
• Financial strength

AIG Life and Retirement is an established leader with well-regarded brands in the markets it serves. AIG Life and Retirement has the scale and breadth of product knowledge to deliver effective solutions across a range of markets.

AIG Life and Retirement has an expansive product suite including life insurance, accident and health, annuity, mutual fund, group retirement, group benefit and institutional products as well as other solutions to help provide a secure future for our customers.

AIG Life and Retirement's distribution footprint covers a broad expanse of the U.S. market. AIG Life and Retirement products are sold by over 300,000 financial professionals across an extensive and growing multichannel network of financial advisors and insurance agents that spans both affiliated and non-affiliated partners.

AIG Life and Retirement's financial profile is strong and stable, giving customers confidence in AIG Life and Retirement's ability to meet financial obligations associated with its retirement and insurance products.

Somewhat offsetting these strengths are regulatory changes in recent years, which have created an increasingly complex environment that is affecting industry growth and profitability.

AIG 2012 Form 10-K

Other Operations

Mortgage Guaranty (United Guaranty Corporation or UGC) offers private residential mortgage guaranty insurance, which protects mortgage lenders and investors from loss due to borrower default and loan foreclosure. With over 1,100 employees, United Guaranty currently insures over one million mortgage loans in the United States and has operations in nine other countries. In 2012, United Guaranty generated more than $37 billion in new insurance written, which represents the original principal balance of the insured mortgages, becoming the leading provider of private mortgage insurance in the United States and is the highest rated private mortgage insurance company in the U.S.

Mortgage Guaranty Business Strategy

Risk Selection:  Ensure the high quality of our business through a continuous focus on risk selection and risk based pricing using a proprietary, multi-variant risk evaluation model and disciplined underwriting approach.

Innovation:  Focus on innovation through the development and enhancement of products, technology, and processes, addressing the needs of stakeholders in the mortgage system.

Ease of Use:  Eliminate complexity in the mortgage insurance system to create growth without sacrificing disciplined risk selection and management.

Expense Management:  Streamline our processes through the use of technology and shared services to more quickly react to the changing dynamics of the mortgage industry.

Mortgage Guaranty Insurance

Products and Services: United Guaranty provides an array of products and services including first-lien mortgage guaranty insurance in a range of premium payment plans. United Guaranty's primary product is private mortgage insurance. The coverage we provide – which is called mortgage guaranty insurance, mortgage insurance, or simply "MI" – enables borrowers to purchase a house with a modest down payment. This is because MI protects lenders against the increased risk of borrower default related to high loan-to-value (LTV) mortgages – those with less than 20 percent equity. In short, MI lets lenders provide more mortgage loans to more people.

Homeowner Support: United Guaranty also works with homeowners who are behind on their mortgage payments to identify ways to retain their home. As a liaison between the borrower and the mortgage servicer, United Guaranty provides the added support to qualified homeowners to help them avoid foreclosure.

AIG 2012 Form 10-K

A Look at Mortgage Guaranty

Mortgage Guaranty Distribution Channels

• National Mortgage Bankers	• Community Banks
• Money Center Banks	• State Housing Finance Agencies
• Regional Mortgage Lenders	• Builder-owned Mortgage Lenders
• Credit Unions	• Internet-sourced lenders

Mortgage Guaranty Competition and Competitive Strengths

United Guaranty competes with six private providers of mortgage insurance, both well-established and new entrants to the industry, and The Federal Housing Administration, which is the largest provider of mortgage insurance in the United States.

The United Guaranty brand has 50 years of history and is well regarded in the industry. We differentiate ourselves through our financial strength, our risk based pricing strategy, which provides for lower premiums for lower risk mortgages, our innovative products and our rigorous approach to risk management. Despite these strengths there are potential challenges arising in the mortgage market from increasingly complex regulations relating to mortgage originations as well as uncertainty in the government's involvement in the domestic residential housing finance system in the future. These challenges may have an adverse impact on our business.

Other operations also include:

Global Capital Markets (GCM) consist of the operations of AIG Markets, Inc. (AIG Markets) and the remaining derivatives portfolio of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively AIGFP). AIG Markets acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services. The AIGFP portfolio continues to be wound down and is managed consistent with AIG's risk management objectives. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions that AIG believes are of low complexity, low risk or currently not economically appropriate to unwind based on a cost versus benefit analysis.

Direct Investment Book (DIB) consists of a portfolio of assets and liabilities held directly by AIG Parent in the Matched Investment Program (MIP) and certain subsidiaries not related to AIG's core insurance operations (including certain non-derivative assets and liabilities of AIGFP). The management of the DIB portfolio is focused on an orderly wind down to maximize returns consistent with AIG's risk management objectives. Certain non-derivative assets and liabilities of the DIB are accounted for under the fair value option and thus operating results are subject to periodic market volatility.

Retained Interests includes the fair value gains or losses, prior to their sale, of the AIA ordinary shares retained following the AIA initial public offering and the MetLife, Inc. (MetLife) securities that were received as consideration from the sale of American Life Insurance Company (ALICO) and the fair value gains or losses, prior to the FRBNY liquidation of ML III assets, on the retained interest in ML III.

AIG 2012 Form 10-K

Corporate & Other Operations consist primarily of interest expense, intercompany interest income that is eliminated in consolidation, expenses of corporate staff not attributable to specific reportable segments, certain expenses related to internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate level net realized capital gains and losses, certain litigation-related charges and credits, the results of AIG's real estate investment operations and net gains and losses on sale of divested businesses and properties that did not meet the criteria for discontinued operations accounting treatment.

Divested Businesses We have divested a number of businesses since 2009 in connection with our strategies to focus on core businesses, repay governmental support, and improve our financial flexibility and risk management. Divested businesses include the historical results of divested entities that did not meet the criteria for discontinued operations accounting treatment.

Divested businesses include the historical results of AIA through October 29, 2010 and AIG's remaining consumer finance business, discussed below. In the third quarter of 2010, AIG completed an initial public offering of ordinary shares of AIA. Upon completion of this initial public offering, AIG owned approximately 33 percent of the outstanding shares of AIA. Because of this ownership position in AIA, as well as AIG's prior representation on the AIA board of directors, AIA was not presented as a discontinued operation.

Discontinued Operations consist of entities that were sold, or are being sold, that met specific accounting criteria discussed in Note 4 to the Consolidated Financial Statements.

On December 9, 2012, AIG entered into an agreement to sell 80.1 percent of ILFC for approximately $4.2 billion in cash, with an option for the purchaser to buy an additional 9.9 percent stake. The sale is expected to be consummated in 2013. The operating results for ILFC are reflected as a discontinued operation in all periods presented and its assets and liabilities have been classified as held for sale at December 31, 2012.

On August 18, 2011, AIG closed the sale of Nan Shan Life Insurance Company, Ltd. (Nan Shan). On February 1, 2011, AIG closed the sale of AIG Star Life Insurance Co., Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison). The operating results for Nan Shan, AIG Star and AIG Edison through the dates of their respective sales are reflected as discontinued operations in all periods prior to 2012.

In the fourth quarter of 2010, AIG closed the sales of ALICO and American General Finance, Inc. (AGF). Periods prior to 2011 reflect ALICO and AGF as discontinued operations.

Additionally, following the classification of AGF as a discontinued operation in the third quarter of 2010, AIG's remaining consumer finance business, which is primarily conducted through the AIG Federal Savings Bank and the Consumer Finance Group in Poland, is now reported in AIG's Other operations category as part of Corporate & Other.

A REVIEW OF LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

The liability for unpaid claims and claims adjustment expenses represents the accumulation of estimates for unpaid reported claims and claims that have been incurred but not reported (IBNR) for our AIG Property Casualty subsidiaries and Mortgage Guaranty. Unpaid claims and claims adjustment expenses are also referred to as unpaid loss and loss adjustment expenses, or just loss reserves.

We recognized as assets the portion of this liability that will be recovered from reinsurers. Reserves are discounted for future expected investment income, where permitted, in accordance with U.S. GAAP.

AIG 2012 Form 10-K

The Loss Reserve Development Process

The process of establishing the liability for unpaid losses and loss adjustment expenses is complex and imprecise because it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments about our ultimate exposure to losses are an integral component of our loss reserving process.

We use a number of techniques to analyze the adequacy of the established net liability for unpaid claims and claims adjustment expense (net loss reserves). Using these analytical techniques, we monitor the adequacy of AIG's established reserves and determine appropriate assumptions for inflation and other factors influencing loss costs. Our analysis also takes into account emerging specific development patterns, such as case reserve redundancies or deficiencies and IBNR emergence. We also consider specific factors that may impact losses, such as changing trends in medical costs, unemployment levels and other economic indicators, as well as changes in legislation and social attitudes that may affect decisions to file claims or the magnitude of court awards. See Item 7. MD&A – Critical Accounting Estimates for a description of our loss reserving process.
A significant portion of AIG Property Casualty's business is in the U.S. commercial casualty class, which tends to involve longer periods of time for the reporting and settlement of claims and may increase the risk and uncertainty with respect to our loss reserve development.	Because reserve estimates are subject to the outcome of future events, changes in prior year estimates are unavoidable in the insurance industry. These changes in estimates are sometimes referred to as "loss development" or "reserve development."

Analysis of Consolidated Loss Reserve Development

The "Analysis of Consolidated Loss Reserve Development" table shown on page 22 presents the development of prior year net loss reserves for calendar years 2002 through 2012 for each balance sheet in that period. The information in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). This table should be interpreted with care by those not familiar with its format or those who are familiar with other loss development analyses arranged in an accident year or underwriting year basis rather than the balance sheet, as shown below. See Note 13 to the Consolidated Financial Statements.

The top row of the table shows Net Reserves Held (the net liability for unpaid claims and claims adjustment expenses) at each balance sheet date, net of discount. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all years prior to the balance sheet date that were unpaid as of that balance sheet date, including estimates for IBNR claims. The amount of loss reserve discount included in the net reserves at each date is shown immediately below the net reserves held. The undiscounted reserve at each date is equal to the sum of the discount and the net reserves held.

For example, Net Reserves Held (Undiscounted) was $30.8 billion at December 31, 2002.

The next section of the table shows the original Net Undiscounted Reserves re-estimated over 10 years. This re-estimation takes into consideration a number of factors, including changes in the estimated frequency of reported claims, effects of significant judgments, the emergence of latent exposures, and changes in medical cost trends. For example, the original undiscounted reserve of $30.8 billion at December 31, 2002, was re-estimated to $58.0 billion at December 31, 2012. The amount of the development related to losses settled or re-estimated in 2012, but incurred in 2009, is included in the cumulative development amount for years 2009, 2010 and 2011. Any increase or decrease in the estimate is reflected in operating results in the period in which the estimate is changed.

AIG 2012 Form 10-K

The middle of the table shows Net Redundancy/(Deficiency). This is the aggregate change in estimates over the period of years covered by the table. For example, the net loss reserve deficiency of $27.1 billion for 2002 is the difference between the original undiscounted reserve of $30.8 billion at December 31, 2002 and the $58.0 billion of re-estimated reserves at December 31, 2012. The net redundancy/(deficiency) amounts are cumulative; in other words, the amount shown in the 2011 column includes the amount shown in the 2010 column, and so on. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

The bottom portion of the table shows the Paid (Cumulative) amounts during successive years related to the undiscounted loss reserves. For example, as of December 31, 2012, AIG had paid a total of $47.9 billion of the $58.0 billion in re-estimated reserves for 2002, resulting in Remaining Reserves (Undiscounted) of $10.1 billion for 2002. Also included in this section are the Remaining Reserves (Undiscounted) and the Remaining Discount for each year.

The following table presents loss reserves and the related loss development 2002 through 2012 and consolidated gross liability (before discount), reinsurance recoverable and net liability recorded for each calendar year, and the re-estimation of these amounts as of December 31, 2012.(a)

(in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

Net Reserves Held(b)	$29,347	$36,228	$47,253	$57,476	$62,630	$69,288	$72,455	$67,899	$71,507	$70,825	$68,782
Discount (in Reserves Held)	1,499	1,516	1,553	2,110	2,264	2,429	2,574	2,655	3,217	3,183	3,246

Net Reserves Held (Undiscounted)	30,846	37,744	48,806	59,586	64,894	71,717	75,029	70,554	74,724	74,008	$72,028
Net undiscounted Reserve re-estimated as of:
One year later	32,913	40,931	53,486	59,533	64,238	71,836	77,800	74,736	74,919	74,429
Two years later	37,583	49,463	55,009	60,126	64,764	74,318	82,043	74,529	75,502
Three years later	46,179	51,497	56,047	61,242	67,303	78,275	81,719	75,187
Four years later	48,427	52,964	57,618	63,872	70,733	78,245	82,422
Five years later	49,855	54,870	60,231	67,102	70,876	79,098
Six years later	51,560	57,300	63,348	67,518	71,572
Seven years later	53,917	60,283	63,928	68,233
Eight years later	56,827	60,879	64,532
Nine years later	57,410	61,449
Ten years later	57,967
Net Deficiency on net reserves held	(27,121)	(23,705)	(15,726)	(8,647)	(6,678)	(7,381)	(7,393)	(4,633)	(778)	(421)
Net Deficiency related to A&E	(4,042)	(3,970)	(2,965)	(2,036)	(1,827)	(1,809)	(1,759)	(1,607)	(106)	(76)
Net Deficiency excluding A&E	(23,079)	(19,735)	(12,761)	(6,611)	(4,851)	(5,572)	(5,634)	(3,026)	(672)	(345)
Paid (Cumulative) as of:
One year later	10,775	12,163	14,910	15,326	14,862	16,531	24,267	15,919	17,661	19,235
Two years later	18,589	21,773	24,377	25,152	24,388	31,791	36,164	28,428	30,620
Three years later	25,513	28,763	31,296	32,295	34,647	40,401	46,856	38,183
Four years later	30,757	33,825	36,804	40,380	40,447	48,520	53,616
Five years later	34,627	38,087	43,162	44,473	46,474	53,593
Six years later	37,778	42,924	46,330	49,552	50,391
Seven years later	41,493	45,215	50,462	52,243
Eight years later	43,312	48,866	52,214
Nine years later	46,622	50,292
Ten years later	47,856
Remaining Reserves (Undiscounted)	10,111	11,157	12,318	15,990	21,181	25,505	28,806	37,004	44,882	55,194
Remaining Discount	876	993	1,087	1,203	1,362	1,589	1,869	2,203	2,535	2,899

Remaining Reserves	$9,235	$10,164	$11,231	$14,787	$19,819	$23,916	$26,937	$34,801	$42,347	$52,295

Net Liability, End of Year	$30,846	$37,744	$48,806	$59,586	$64,894	$71,717	$75,030	$70,554	$74,724	$74,008	$72,028
Reinsurance Recoverable, End of Year	17,327	15,644	14,624	19,693	17,369	16,212	16,803	17,487	19,644	20,320	19,209

Gross Liability, End of Year	48,173	53,388	63,430	79,279	82,263	87,929	91,833	88,041	94,368	94,328	$91,237
Re-estimated Net Liability	57,967	61,449	64,532	68,233	71,572	79,098	82,422	75,187	75,502	74,429
Re-estimated Reinsurance Recoverable	25,535	23,131	21,249	24,093	20,528	19,135	18,480	18,371	16,861	20,395

Re-estimated Gross Liability	83,502	84,580	85,781	92,326	92,100	98,233	100,902	93,558	92,363	94,824
Cumulative Gross Redundancy/(Deficiency)	$(35,329)	$(31,192)	$(22,351)	$(13,047)	$(9,837)	$(10,304)	$(9,069)	$(5,517)	$2,005	$(496)

(a)     During 2009, we deconsolidated Transatlantic Holdings, Inc. and sold 21st Century Insurance Group and HSB Group, Inc. The sales and deconsolidation are reflected in the table above as a reduction in December 31, 2009 net reserves of $9.7 billion and as an $8.6 billion increase in paid losses for the years 2000 through 2008 to remove the reserves for these divested entities from the ending balance.

(b)     The increase in Net Reserves Held from 2009 to 2010 is partially due to the $1.7 billion in Net Reserves Held by Fuji, which was acquired in 2010. The decrease in 2011 is due to the cession of asbestos reserves described in Item 7. MD&A – Results of Operations – Segment Results – AIG Property Casualty Operations – Liability for Unpaid Claims and Claims Adjustment Expense – Asbestos and Environmental Reserves.

AIG 2012 Form 10-K

The Liability for unpaid claims and claims adjustment expense as reported in AIG's Consolidated Balance Sheet at December 31, 2012 differs from the total reserve reported in the annual statements filed with state insurance departments and, where applicable, with foreign regulatory authorities primarily for the following reasons:

•
Reserves for certain foreign operations are not required or permitted to be reported in the United States for statutory reporting purposes, including contingency reserves for catastrophic events;

•
Statutory practices in the United States require reserves to be shown net of applicable reinsurance recoverable; and

•
Unlike statutory financial statements, AIG's consolidated Liability for unpaid claims and claims adjustment expense excludes the effect of intercompany transactions.

Gross loss reserves are calculated without reduction for reinsurance recoverables and represent the accumulation of estimates for reported losses and IBNR. We review the adequacy of established gross loss reserves in the manner previously described for net loss reserves. A reconciliation of activity in the Liability for unpaid claims and claims adjustment expense is included in Note 13 to the Consolidated Financial Statements.

REINSURANCE ACTIVITIES

AIG subsidiaries operate worldwide primarily by underwriting and accepting risks for their direct account on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those risks exceed the desired retention level. In addition, as a condition of certain direct underwriting transactions, we are required by clients, agents or regulation to cede all or a portion of risks to specified reinsurance entities, such as captives, other insurers, local reinsurers and compulsory pools.

In 2012, AIG Property Casualty adopted a new ceded reinsurance framework and strategy to improve the efficiency of our legal entity capital management and support our global product line risk and profitability objectives. Reinsurance is also used to manage overall capital adequacy and mitigate the effects of certain events such as natural and man-made catastrophes. As a result of adopting the new framework and strategy, many individual reinsurance contracts were consolidated into more efficient global programs and reinsurance ceded to third parties in support of risk and capital management objectives has decreased in 2012. There are many different forms of reinsurance agreements and different markets that may be used to achieve our risk and profitability objectives. We continually evaluate the reinsurance markets and the relative attractiveness of various arrangements that may be used to achieve our risk and profitability objectives.

The form of reinsurance that we may choose from time to time will generally depend on whether we are seeking (i) proportional reinsurance, whereby we cede a specified percentage of premium and losses to reinsurers, or non-proportional or excess of loss reinsurance, whereby we cede all or a specified portion of losses in excess of a specified amount on a per risk, per occurrence (including catastrophe reinsurance) or aggregate basis and (ii) treaties that cover a defined book of policies, or facultative placements that cover an individual policy.

Reinsurance markets include:

•
Traditional local and global reinsurance markets including in the United States, Bermuda, London and Europe, accessed directly and through reinsurance intermediaries;

•
Capital markets through investors in ILS and collateralized reinsurance transactions, such as catastrophe bonds, "sidecars" (special purpose entities that allow investors to take on the risk of a book of business from an insurance company in exchange for a premium) and similar vehicles; and

•
Other insurers which engage in both direct and assumed reinsurance and/or engage in swaps.

Reinsurance arrangements do not relieve the AIG subsidiaries from their direct obligations to insureds. However, an effective reinsurance program substantially mitigates our exposure to potentially significant losses.

See Item 7. MD&A – Enterprise Risk Management – Insurance Operations Risks – AIG Property Casualty Key Insurance Risks – Reinsurance Recoverables for a summary of significant reinsurers.

AIG 2012 Form 10-K

GENERATING REVENUES: INVESTMENT ACTIVITIES OF OUR INSURANCE OPERATIONS

AIG Property Casualty and AIG Life and Retirement generally receive premiums and deposits well in advance of paying covered claims or benefits. In the intervening periods, we invest these premiums and deposits to generate net investment income and fee income that is available to pay claims or benefits. As a result, we generate significant revenues from insurance investment activities.

AIG's worldwide insurance investment policy places primary emphasis on investments in fixed maturity securities of corporations, municipal bonds and government issuances in all of its portfolios, and, to a lesser extent, investments in high-yield bonds, common stock, real estate, hedge funds and other alternative investments.	We generate significant revenues in our AIG Property Casualty and AIG Life and Retirement operations from investment activities.

The majority of assets backing insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities.

AIG Property Casualty – Fixed maturity securities held by the insurance companies included in AIG Property Casualty domestic operations historically have consisted primarily of laddered holdings of tax-exempt municipal bonds. These tax-exempt municipal bonds provided attractive after-tax returns and limited credit risk. To meet our domestic operations' current risk-return and tax objectives, our domestic property and casualty companies have begun to shift investment allocations away from tax-exempt municipal bonds towards taxable instruments. Any taxable instruments must meet our liquidity, duration and quality objectives as well as current risk-return and tax objectives. Fixed maturity securities held by AIG Property Casualty international operations consist primarily of intermediate duration high-grade securities, primarily in the markets being served. In addition, AIG Property Casualty has redeployed cash in excess of operating needs and short-term investments into longer-term, higher-yielding securities.

AIG Life and Retirement – Our investment strategy is to generally match the duration of our liabilities with assets of comparable duration. AIG Life and Retirement also invests in a diversified portfolio of private equity funds, hedge funds and affordable housing partnerships. Although these types of investments are subject to periodic earnings volatility, through December 31, 2012, they have achieved total returns in excess of AIG Life and Retirement's base portfolio yield. AIG Life and Retirement expects that these alternative investments will continue to outperform the base portfolio yield over the long term.

The following table summarizes the investment results of AIG's insurance operations, excluding the results of discontinued operations

Years Ended December 31, (in millions)	Annual Average Investments(a)	Net Investment Income	Pre-tax Return on Average Investments(b)

AIG Property Casualty:
2012	$ 120,166	$ 4,820	4.0%
2011	113,405	4,348	3.8
2010	100,583	4,392	4.4
AIG Life and Retirement:
2012	$ 190,983	$ 10,718	5.6%
2011	172,846	9,882	5.7
2010	154,167	10,768	7.0

(a)     Includes real estate investments and excludes cash and short-term investments.

(b)     Net investment income divided by the annual average investments.

REGULATION

Our operations around the world are subject to regulation by many different types of regulatory authorities, including banking, insurance, securities and investment advisory regulators in the United States and abroad. The insurance

AIG 2012 Form 10-K

and financial services industries generally have been subject to heightened regulatory scrutiny and supervision in recent years.

Federal Reserve Supervision

We are a savings and loan holding company (SLHC) within the meaning of the Home Owners' Loan Act (HOLA) and are regulated and subject to the examination, supervision and enforcement authority and reporting requirements of the Board of Governors of the Federal Reserve System (FRB). Because we were grandfathered as a unitary SLHC within the meaning of HOLA when we organized AIG Federal Savings Bank and became an SLHC in 1999, we generally are not restricted under existing laws as to the types of business activities in which we may engage, as long as AIG Federal Savings Bank continues to be a qualified thrift lender.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) has effected comprehensive changes to the regulation of financial services in the United States and subjects us to substantial additional federal regulation. The FRB supervises and regulates SLHCs, and the Office of the Comptroller of the Currency (OCC) supervises and regulates federal savings associations, such as AIG Federal Savings Bank. Dodd-Frank directs existing and newly-created government agencies and oversight bodies to promulgate regulations implementing the law, an ongoing process that has begun and is anticipated to continue over the next few years.

Changes mandated by Dodd-Frank include directing the FRB to promulgate minimum capital requirements for SLHCs. The FRB, OCC and Federal Deposit Insurance Corporation (FDIC) have proposed revised minimum leverage and risk-based capital requirements that would apply to all bank holding companies and SLHCs, as well as to insured depository institutions, such as AIG Federal Savings Bank. As required by Dodd-Frank, the FRB has also proposed enhanced prudential standards for large bank holding companies and non-bank systemically important financial institutions (SIFIs) and has stated its intention to propose enhanced prudential standards for SLHCs pursuant to HOLA. We cannot predict whether the capital regulations will be adopted as proposed or what enhanced prudential standards the FRB will promulgate for SLHCs, either generally or as applicable to insurance businesses. Further, we cannot predict how the FRB will exercise general supervisory authority over us, although the FRB could, as a prudential matter, for example, limit our ability to pay dividends, purchase shares of AIG Common Stock or acquire or enter into other businesses. We cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect the financial markets generally, impact our businesses, results of operations, cash flows or financial condition, or require us to raise additional capital or result in a downgrade of our credit ratings.

Furthermore, Dodd-Frank requires SIFIs to be subject to regulation, examination and supervision by the FRB (including minimum leverage and risk-based capital requirements). Nonbank SIFIs will be designated by the Financial Stability Oversight Council (Council) created by Dodd-Frank. If we are designated as a SIFI, we will be regulated by the FRB both in that capacity and in our capacity as an SLHC. The regulations applicable to SIFIs and to SLHCs, when all have been adopted as final rules, may differ materially from each other. In October 2012, we received a notice that we are under consideration by the Council for a proposed determination that we are a SIFI. The notice stated that we will be reviewed in Stage 3 of the SIFI determination process described in the Council's interpretive guidance for nonbank financial company determinations. If we are designated as a SIFI, we would also be subject to additional regulatory requirements, including heightened prudential standards. For a description of those standards as currently proposed and a discussion of the potential effects on us if we are designated as a SIFI, see Item 1A. Risk Factors – Regulation.

As part of its general prudential supervisory powers, the FRB has the authority to limit our ability to conduct activities that would otherwise be permissible for us to engage in if we do not satisfy certain requirements.

Directive 2002/87/EC (the Directive) issued by the European Parliament provides that certain financial conglomerates with regulated entities in the European Union, such as AIG, are subject to supplementary supervision. Pursuant to the Directive, the Commission Bancaire, the French banking regulator, was appointed as our supervisory coordinator. We have been in discussions with, and have provided information to, the Autorité de Contrôle Prudentiel (formerly, the Commission Bancaire) and the UK Financial Services Authority regarding the possibility of proposing another of our existing regulators as our equivalent supervisor.

AIG 2012 Form 10-K

Capital Requirements

Section 171 of Dodd-Frank (the Collins Amendment) subjects SLHCs to capital requirements that must be no less stringent than the requirements generally applicable to insured depository institutions or quantitatively lower than the requirements in effect for insured depository institutions as of July 21, 2010. The regulatory capital requirements currently applicable to insured depository institutions, such as AIG Federal Savings Bank, are computed in accordance with the U.S. federal banking agencies' generally applicable risk-based capital requirements, which are based on accords established by the Basel Committee on Banking Supervision (Basel Committee). These accords have evolved over time, and are referred to as Basel I, Basel II and Basel III.

In June 2012, the federal banking agencies issued proposed rules that would revise and replace current regulatory capital rules for banking organizations, including SLHCs.

We are still considering the full impact of the proposed capital rules and the FRB and the other federal banking agencies have not adopted final rules. In addition, the FRB has announced that the rules will not be effective as of January 1, 2013, as originally proposed, but has not provided a revised effective date.

Also in June 2012, the FRB and the other federal banking agencies issued revised final rules that modify their market risk regulatory capital requirements for banking institutions with significant trading activities. These modifications are designed to address the adjustments to the market risk regulatory capital framework that were announced by the Basel Committee in June 2010 (referred to as "Basel II.5") and the prohibition on the use of external credit ratings, as required by Dodd-Frank. These changes become effective for banking institutions in 2013 and will likely become effective for us when capital requirements for SLHCs are implemented. These changes will result in increased regulatory capital requirements for market risk. We are still considering the full impact of these capital requirements.

Volcker Rule

In July 2012, Section 619 of Dodd-Frank, referred to as the "Volcker Rule," became effective, although the final rule implementing Section 619 has not yet been released. Under the proposed rule released in October 2011, if we continue to be regulated as an SLHC due to our control of AIG Federal Savings Bank, or control another insured depository institution, we and our affiliates would be considered banking entities for purposes of the rule and, after the rule's conformance date of July 21, 2014, would be prohibited from "proprietary trading" and sponsoring or investing in "covered funds," subject to the rule's exceptions. Even if we are no longer regulated as an SLHC or no longer control an insured depository institution, we could be subject to restrictions on these activities if we are designated as a SIFI, as Dodd-Frank authorizes the FRB to subject SIFIs to capital requirements, quantitative limits or other restrictions if they engage in activities prohibited for banking entities under the Volcker Rule. The Volcker Rule, as proposed, contains an exemption for proprietary trading by insurance companies for their general account, but the final breadth and scope of this exemption is uncertain.

Other Effects of Dodd-Frank

In addition, Dodd-Frank will also have the following effects on us:

•
If we are designated as a SIFI, the FRB could (i) limit our ability to merge with, acquire, consolidate with, or become affiliated with another company, to offer specified financial products or to terminate specified activities; (ii) impose conditions on how we conduct our activities or (iii) with approval of the Council, and a determination that the foregoing actions are inadequate to mitigate a threat to U.S. financial stability, require us to sell or otherwise transfer assets or off-balance-sheet items to unaffiliated entities.

•
If we are designated as a SIFI, we will be required to provide to regulators an annual plan for our rapid and orderly resolution in the event of material financial distress or failure, which must, among other things, ensure that AIG Federal Savings Bank is adequately protected from risks arising from our other entities and meet several specific standards, including requiring a detailed resolution strategy and analyses of our material entities, organizational structure, interconnections and interdependencies, and management information systems, among other elements.

AIG 2012 Form 10-K

•
The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that we and other insurers or other financial services companies engage in.

•
Title II of Dodd-Frank provides that a financial company whose largest United States subsidiary is an insurer (such as us) may be subject to a special liquidation process outside the federal bankruptcy code. That process is to be administered by the FDIC upon a coordinated determination by the Secretary of the Treasury, the director of the Federal Insurance Office and the FRB, in consultation with the FDIC, that such a financial company is in default or in danger of default and presents a systemic risk to U.S. financial stability.

•
Dodd-Frank establishes a new framework for regulation of the over-the-counter (OTC) derivatives markets – including the imposition of margin and collateral requirements, centralized clearing and reporting/record keeping requirements – that could affect various activities of AIG and its insurance subsidiaries.

•
Dodd-Frank mandated a study to determine whether stable value contracts should be included in the definition of "swap." If that study concludes that stable value contracts are swaps, Dodd-Frank authorizes certain federal regulators to determine whether an exemption from the definition of a swap is appropriate and in the public interest. Certain of our affiliates are in or may participate in the stable value contract business. We cannot predict what regulations might emanate from the aforementioned study or be promulgated applicable to this business in the future.

•
Dodd-Frank established a Federal Insurance Office (FIO) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and participating in the Council's decisions regarding insurers, potentially including AIG, to be designated as a SIFI. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states. The FIO may also recommend enhanced regulations to state insurance regulatory bodies.

•
Dodd-Frank established the Consumer Financial Protection Bureau (CFPB) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes. Insurance products and services are not within the CFPB's general jurisdiction, although the U.S. Department of Housing and Urban Development has since transferred authority to the CFPB to investigate mortgage insurance practices. Broker-dealers and investment advisers are not subject to the CFPB's jurisdiction when acting in their registered capacity.

•
Title XIV of Dodd-Frank also restricts certain terms for mortgage loans, such as loan fees, prepayment fees and other charges, and imposes certain duties on a lender to ensure that a borrower can afford to repay the loan.

Dodd-Frank imposes various assessments on financial companies, including, as applicable to us, ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the regulatory authority would have to take account of the amounts paid by us into state guaranty funds).

We cannot predict whether these actions will become effective or the effect they may have on the financial markets or on our business, results of operations, cash flows, financial condition and credit ratings. However, it is possible that such effect could be materially adverse. See Item 1A. Risk Factors – Regulation for additional information.

Other Regulatory Developments

In addition to the adoption of Dodd-Frank in the United States, regulators and lawmakers around the world are actively reviewing the causes of the financial crisis and taking steps to avoid similar problems in the future. The Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly SIFIs, should be regulated. These frameworks and recommendations address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including compensation, and a host of related issues associated with responses to the financial crisis. The FSB has directed the International Association of Insurance Supervisors (the IAIS, headquartered in Basel, Switzerland) to create

AIG 2012 Form 10-K

standards relative to these areas and incorporate them within that body's Insurance Core Principles. IAIS Insurance Core Principles form the baseline threshold for how countries' financial services regulatory efforts are measured relative to the insurance sector. That measurement is made by periodic Financial Sector Assessment Program (FSAP) reviews conducted by the World Bank and the International Monetary Fund and the reports thereon spur the development of country-specific additional or amended regulatory changes. Lawmakers and regulatory authorities in a number of jurisdictions in which our subsidiaries conduct business have already begun implementing legislative and regulatory changes consistent with these recommendations, including proposals governing consolidated regulation of insurance holdings companies by the Financial Services Agency in Japan, financial and banking regulation adopted in France and compensation regulations proposed or adopted by the financial regulators in Germany and the United Kingdom Financial Services Authority.

Legislation in the European Union could also affect our international insurance operations. The Solvency II Directive (2009/138/EEC) (Solvency II), which was adopted on November 25, 2009 and is expected to become effective in January 2014, reforms the insurance industry's solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. The impact on us will depend on whether the U.S. insurance regulatory regime is deemed "equivalent" to Solvency II; if the U.S. insurance regulatory regime is not equivalent, then we, along with other insurance companies, could be required to be supervised under Solvency II standards. Whether the U.S. insurance regulatory regime will be deemed "equivalent" is still under consideration by European authorities and remains uncertain, so we are not currently able to predict the impact of Solvency II.

We expect that the regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.

Regulation of Insurance Subsidiaries

Certain states require registration and periodic reporting by insurance companies that are licensed in such states and are controlled by other corporations. Applicable legislation typically requires periodic disclosure concerning the corporation that controls the registered insurer and the other companies in the holding company system and prior approval of intercompany services and transfers of assets, including in some instances payment of dividends by the insurance subsidiary, within the holding company system. Our subsidiaries are registered under such legislation in those states that have such requirements.

Our insurance subsidiaries are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to the financial condition of the insurers and their corporate conduct and market conduct activities. This includes approval of policy forms and rates, the standards of solvency that must be met and maintained, including with respect to risk-based capital, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks that may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for acceptability of reinsurers, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than the equity owners of these companies.

In the U.S., the Risk-Based Capital (RBC) formula is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Virtually every state has adopted, in substantial part, the RBC Model Law promulgated by the National Association of Insurance Commissioners (NAIC), which allows states to act upon the results of RBC calculations, and provides for four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a calculated RBC ratio above the respective threshold through a mandatory regulatory takeover of the company. The action thresholds are based on RBC levels that are calculated so that a company subject to such actions is solvent but its future solvency is in doubt without some type of corrective action. The RBC formula computes a risk-adjusted surplus level by applying discrete factors to various asset, premium and reserve items. These factors are developed to be risk-sensitive so that higher factors are applied to items exposed to greater risk. The statutory surplus of each of our U.S.-based life and property and casualty insurance subsidiaries exceeded RBC minimum required levels as of December 31, 2012.

AIG 2012 Form 10-K

If any of our insurance entities fell below prescribed levels of statutory surplus, it would be our intention to provide appropriate capital or other types of support to that entity, under formal support agreements or capital maintenance agreements (CMAs) or otherwise. For additional details regarding CMAs that we have entered into with our insurance subsidiaries, see Item 7. MD&A – Liquidity and Capital Resources – Liquidity and Capital Resources of AIG Parent and Subsidiaries – AIG Property Casualty and – AIG Life and Retirement.

The National Association of Insurance Commissioners (NAIC) has undertaken the Solvency Modernization Initiative (SMI) which focuses on a review of insurance solvency regulations throughout the U.S. financial regulatory system and is expected to lead to a set of long-term solvency modernization goals. SMI is broad in scope, but the NAIC has stated that its focus will include the U.S. solvency framework, group solvency issues, capital requirements, international accounting and regulatory standards, reinsurance and corporate governance.

A substantial portion of AIG Property Casualty's business is conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies. Generally, we must satisfy local regulatory requirements, licenses issued by foreign authorities to our subsidiaries are subject to modification or revocation by such authorities, and therefore these subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate.

In addition to licensing requirements, our foreign operations are also regulated in various jurisdictions with respect to currency, policy language and terms, advertising, amount and type of security deposits, amount and type of reserves, amount and type of capital to be held, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Some foreign countries regulate rates on various types of policies. Certain countries have established reinsurance institutions, wholly or partially owned by the local government, to which admitted insurers are obligated to cede a portion of their business on terms that may not always allow foreign insurers, including our subsidiaries, full compensation. In some countries, regulations governing constitution of technical reserves and remittance balances may hinder remittance of profits and repatriation of assets.

See Item 7. MD&A – Liquidity and Capital Resources – Regulation and Supervision and Note 20 to the Consolidated Financial Statements.

OUR COMPETITIVE ENVIRONMENT

AIG's businesses operate in a highly competitive global environment. Principal sources of competition are insurance companies, banks, and other non-bank financial institutions. AIG considers its principal competitors to be other large multinational insurance organizations. We describe our competitive strengths, our strategies to retain existing customers and attract new customers within each of our operating business segment descriptions.

OUR EMPLOYEES

At December 31, 2012, AIG and its subsidiaries had approximately 63,000 employees. We believe that our relations with our employees are satisfactory.

*         Includes approximately 500 employees of ILFC, which was held for sale at December 31, 2012.

AIG 2012 Form 10-K

DIRECTORS AND EXECUTIVE OFFICERS OF AIG

Information concerning the directors and executive officers of AIG as of February 21, 2013 is set forth below.

Name	Title	Age	Served as Director or Officer Since

Robert H. Benmosche	Director, President and Chief Executive Officer	68	2009
W. Don Cornwell	Director	65	2011
John H. Fitzpatrick	Director	56	2011
Christopher S. Lynch	Director	55	2009
Arthur C. Martinez	Director	73	2009
George L. Miles, Jr.	Director	71	2005
Henry S. Miller	Director	67	2010
Robert S. Miller	Chairman	71	2009
Suzanne Nora Johnson	Director	55	2008
Morris W. Offit	Director	76	2005
Ronald A. Rittenmeyer	Director	65	2010
Douglas M. Steenland	Director	61	2009
Michael R. Cowan	Executive Vice President and Chief Administrative Officer	59	2011
William N. Dooley	Executive Vice President – Investments	59	1992
Peter D. Hancock	Executive Vice President – Property and Casualty Insurance	54	2010
David L. Herzog	Executive Vice President and Chief Financial Officer	53	2005
Jeffrey J. Hurd	Executive Vice President – Human Resources and Communications	46	2010
Thomas A. Russo	Executive Vice President and General Counsel	69	2010
Siddhartha Sankaran	Executive Vice President and Chief Risk Officer	35	2010
Brian T. Schreiber	Executive Vice President and Treasurer	47	2002
Jay S. Wintrob	Executive Vice President – Life and Retirement	55	1999
Charles S. Shamieh	Senior Vice President and Chief Corporate Actuary	46	2011

All directors of AIG are elected for one-year terms at the annual meeting of shareholders.

All executive officers are elected to one-year terms, but serve at the pleasure of the Board of Directors. Except for the following individuals below, each of the executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries. There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was elected to such position.

Robert Benmosche joined AIG as Chief Executive Officer in August 2009. Previously, he served as Chairman and Chief Executive Officer of MetLife, Inc. from September 1998 to February 2006 (Chairman until April 2006). He served as President of MetLife, Inc. from September 1999 to June 2004, President and Chief Operating Officer from November 1997 to June 1998, and Executive Vice President from September 1995 to October 1997. Mr. Benmosche has served as a member of the Board of Directors of Credit Suisse Group since 2002.

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

Thomas Russo joined AIG as Executive Vice President – Legal, Compliance, Regulatory Affairs and Government Affairs and General Counsel in February 2010. Prior to joining AIG, Mr. Russo was with the law firm of Patton Boggs, LLP, where he served as Senior Counsel. Prior to that, he was Chief Legal Officer of Lehman Brothers Holdings, Inc. Before joining Lehman Brothers in 1993, he was a partner at the law firm of Cadwalader, Wickersham & Taft and a member of its Management Committee.

AIG 2012 Form 10-K

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

Siddartha Sankaran joined AIG in December 2010 as Senior Vice President and Chief Risk Officer. Prior to that, he was a partner in the Finance and Risk practice of Oliver Wyman Financial Services and served as Canadian Market Manager since 2006.

Charles S. Shamieh joined AIG in 2007 as Executive Director of Enterprise Risk Management. In January 2011, Mr. Shamieh was elected to his current position of Senior Vice President and Corporate Chief Actuary. Prior to joining AIG, Mr. Shamieh was Group Chief Risk Officer for Munich Re Group and a Member of the Group Committee of Munich Re's Board of Management since 2006.

AVAILABLE INFORMATION ABOUT AIG

Our corporate website is www.aig.com. We make available free of charge, through the Investor Information section of our corporate website, the following reports (and related amendments as filed with the SEC) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC:

•
Annual Reports on Form 10-K

•
Quarterly Reports on Form 10-Q

•
Current Reports on Form 8-K

•
Proxy Statements on Schedule 14A, as well as other filings with the SEC

Also available on our corporate website:

•
Charters for Board Committees: Audit, Nominating and Corporate Governance, Compensation and Management Resources, Finance and Risk Management, and Regulatory, Compliance and Public Policy Committees

•
Corporate Governance Guidelines (which include Director Independence Standards)

•
Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics (we will post on our website any amendment or waiver to this Code within the time period required by the SEC)

•
Employee Code of Conduct

•
Related-Party Transactions Approval Policy

Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference.

AIG 2012 Form 10-K

ITEM 1A / RISK FACTORS

Investing in AIG involves risk. In deciding whether to invest in AIG, you should carefully consider the following risk factors. Any of these risk factors could have a significant or material adverse effect on our businesses, results of operations, financial condition or liquidity. They could also cause significant fluctuations and volatility in the trading price of our securities. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect AIG. These factors should be considered carefully together with the other information contained in this report and the other reports and materials filed by us with the Securities and Exchange Commission (SEC). Further, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our results of operations, liquidity and financial condition.

MARKET CONDITIONS

Difficult conditions in the global capital markets and the economy may materially and adversely affect our businesses, results of operations, financial condition and liquidity. Our businesses are highly dependent on the economic environment, both in the U.S. and around the world. Concerns over continued high domestic unemployment, weakness in the U.S. housing and commercial real estate markets, the ability of the U.S. government to rein in the U.S. deficit, address the federal debt ceiling and reduce spending, and the European Union's ability to resolve its debt crisis, among other issues, have contributed to increased volatility and reduced expectations for the economy and the markets in the near term. Extreme prolonged market events, such as the global financial crisis during 2008 and 2009, have at times led, and could in the future lead, to a lack of liquidity, highly volatile markets, a steep depreciation in asset values across all classes, an erosion of investor and public confidence, and a widening of credit spreads. Difficult economic conditions could also result in increased unemployment and a severe decline in business across a wide range of industries and regions. These market and economic factors could have a material adverse effect on our businesses, results of operations, financial condition and liquidity.

Under difficult economic conditions, we could experience reduced demand for our financial and insurance products and an elevated incidence of claims and lapses or surrenders of policies. Contract holders may choose to defer or cease paying insurance premiums. Other ways in which we could be negatively affected by economic conditions, include, but are not limited to:

•
declines in the valuation and performance of our investment portfolio, including declines attributable to rapid increases in rates;

•
increased credit losses;

•
declines in the value of other assets;

•
impairments of goodwill and other long-lived assets;

•
additional statutory capital requirements;

•
limitations on our ability to recover deferred tax assets;

•
a decline in new business levels and renewals;

•
a decline in insured values caused by a decrease in activity at client organizations;

•
an increase in liability for future policy benefits due to loss recognition on certain long-duration insurance contracts;

•
higher borrowing costs and more limited availability of credit;

•
an increase in policy surrenders and cancellations; and

•
a write-off of deferred policy acquisition costs (DAC).

Sustained low interest rates may materially and adversely affect our profitability. Sustained low interest rates can negatively affect the performance of our investment securities and reduce the level of investment income earned on our investment portfolios. If a low interest rate environment persists, we may experience slower investment

AIG 2012 Form 10-K

income growth and we may not be able to fully mitigate the interest rate risk of our assets relative to our liabilities. Continued low interest rates could impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued.

INVESTMENT PORTFOLIO, CONCENTRATION OF INVESTMENTS, INSURANCE AND OTHER EXPOSURES

The performance and value of our investment portfolio are subject to a number of risks and uncertainties, including changes in interest rates. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political issues and other factors beyond our control. Changes in monetary policy or other factors may cause interest rates to rise, which would adversely affect the value of the fixed income securities that we hold and could adversely affect our ability to sell these securities. In addition, the evaluation of available-for-sale securities for other-than-temporary impairments, which may occur if interest rates rise, is a quantitative and qualitative process that is subject to significant management judgment.

Our investment portfolio is concentrated in certain segments of the economy. Our results of operations and financial condition have been adversely affected by the degree of concentration in our investment portfolio in the past, and this may occur again in the future. We have concentrations in residential mortgage-backed, commercial mortgage-backed and other asset-backed securities and commercial mortgage loans. We also have significant exposures to financial institutions and, in particular, to money center and global banks; U.S. state and local government issuers and authorities; and Eurozone financial institutions and governments and corporations. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may adversely affect our investments that are concentrated in such segments. Our ability to sell assets concentrated in such areas may be limited if other market participants are selling similar assets at the same time.

Concentration of our insurance and other risk exposures may have adverse effects. We may be exposed to risks as a result of concentrations in our insurance policies, derivatives and other obligations that we undertake for customers and counterparties. We manage these concentration risks by monitoring the accumulation of our exposures by factors such as exposure type, industry, geographic region, counterparty and other factors. We also use reinsurance, hedging and other arrangements to limit or offset exposures that exceed the limits we wish to retain. In certain circumstances, however, these risk management arrangements may not be available on acceptable terms or may prove to be ineffective for certain exposures. Also, our exposure may be so large that even a slightly adverse experience compared to our expectations may have a material adverse effect on our consolidated results of operations or financial condition, or result in additional statutory capital requirements for our subsidiaries.

RESERVES AND EXPOSURES

Our consolidated results of operations, liquidity and financial condition are subject to the effects of catastrophic events. Events such as hurricanes, windstorms, flooding, earthquakes, pandemic disease, acts of terrorism and other catastrophes have adversely affected our business in the past and could do so in the future. Such events could expose us to:

•
widespread claim costs associated with property, workers' compensation, business interruption and mortality and morbidity claims;

•
loss resulting from a decline in the value of our invested assets

•
limitations on our ability to recover deferred tax assets;

•
loss resulting from actual policy experience that is adverse compared to the assumptions made in the product pricing; and

•
significant interruptions to our systems and operations.

For a sensitivity analysis of our exposure to certain catastrophes, see Item 7. MD&A – Enterprise Risk Management – Insurance Operations Risks – AIG Property Casualty Key Insurance Risks – Catastrophe Exposures.

Insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses. We regularly review the adequacy of the established Liability for unpaid claims and claims adjustment

AIG 2012 Form 10-K

expense and conduct extensive analyses of our reserves during the year. Our loss reserves, however, may develop adversely. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process, particularly for long-tail casualty lines of business. These include, but are not limited to, general liability, commercial automobile liability, environmental, workers' compensation, excess casualty and crisis management coverages, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, D&O and products liability.

While we use a number of analytical reserve development techniques to project future loss development, reserves may be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be due to difficulties in predicting changes, such as changes in inflation, the judicial environment, or other social or economic factors affecting claims. Any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time after we record the initial loss reserve estimates for any accident year or number of years. For a further discussion of our loss reserves, see Item 7. MD&A – Results of Operations – Segment Results – AIG Property Casualty Operations – Liability for Unpaid Claims and Claims Adjustment Expense and Critical Accounting Estimates – Liability for Unpaid Claims and Claims Adjustment Expense (AIG Property Casualty and Mortgage Guaranty).

Reinsurance may not be available or affordable and may not be adequate to protect us against losses. Our subsidiaries are major purchasers of reinsurance and we use reinsurance as part of our overall risk management strategy. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured under our policies, it does make the reinsurer liable to them for the reinsured portion of the risk. For this reason, reinsurance is an important risk management tool to manage transaction and insurance line risk retention and to mitigate losses from catastrophes. Market conditions beyond our control determine the availability and cost of reinsurance. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. As a result, we may, at certain times, be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In that case, we would have to accept an increase in exposure risk, reduce the amount of business written by our subsidiaries or seek alternatives. Additionally, we are exposed to credit risk with respect to our subsidiaries' reinsurers to the extent the reinsurance receivable is not secured by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer may be unwilling to pay amounts we have recorded as reinsurance recoverables for any reason, including that (i) the terms of the reinsurance contract do not reflect the intent of the parties of the contract, (ii) the terms of the contract cannot be legally enforced, (iii) the terms of the contract are interpreted by a court differently than intended, (iv) the reinsurance transaction performs differently than we anticipated due to a flawed design of the reinsurance structure, terms or conditions, or (v) a change in laws and regulations, or in the interpretation of the laws and regulations, materially impacts a reinsurance transaction. The insolvency of one or more of our reinsurers, or inability or unwillingness to make timely payments under the terms of our agreements, could have a material adverse effect on our results of operations and liquidity. For additional information on our reinsurance, see Item 7. MD&A – Enterprise Risk Management – Insurance Operations Risks – AIG Property Casualty Key Insurance Risks – Reinsurance Recoverables.

LIQUIDITY, CAPITAL AND CREDIT

Our internal sources of liquidity may be insufficient to meet our needs. We need liquidity to pay our operating expenses, interest on our debt, maturing debt obligations and to meet any statutory capital requirements of our subsidiaries. If our liquidity is insufficient to meet our needs, we may at the time need to have recourse to third-party financing, external capital markets or other sources of liquidity, which may not be available or could be prohibitively expensive. The availability and cost of any additional financing at any given time depends on a variety of factors, including general market conditions, the volume of trading activities, the overall availability of credit, regulatory actions and our credit ratings and credit capacity. It is also possible that, as a result of such recourse to external financing, customers, lenders or investors could develop a negative perception of our long- or short-term financial prospects. Disruptions, volatility and uncertainty in the financial markets, and downgrades in our credit ratings, may limit our ability to access external capital markets at times and on terms favorable to us to meet our capital and liquidity needs or prevent our accessing the external capital markets or other financing sources. For a further discussion of our liquidity, see Item 7. MD&A – Liquidity and Capital Resources.

AIG 2012 Form 10-K

A downgrade in our credit ratings could require us to post additional collateral and result in the termination of derivative transactions. Credit ratings estimate a company's ability to meet its obligations and may directly affect the cost and availability of financing. A downgrade of our long-term debt ratings by the major rating agencies would require us to post additional collateral payments related to derivative transactions to which we are a party, and could permit the termination of these derivative transactions. This could adversely affect our business, our consolidated results of operations in a reporting period or our liquidity. In the event of further downgrades of two notches to our long-term senior debt ratings, AIG would be required to post additional collateral of $226 million, and certain of our counterparties would be permitted to elect early termination of contracts.

AIG Parent's ability to access funds from our subsidiaries is limited. As a holding company, AIG Parent depends on dividends, distributions and other payments from its subsidiaries to fund payments due on its obligations, including its outstanding debt. The majority of our investments are held by our regulated subsidiaries. Our subsidiaries may be limited in their ability to make dividend payments or advance funds to AIG Parent in the future because of the need to support their own capital levels or because of regulatory limits.

AIG Parent's ability to support our subsidiaries is limited. AIG Parent has in the past and expects to continue to provide capital to our subsidiaries as necessary to maintain regulatory capital ratios, comply with rating agency requirements and meet unexpected cash flow obligations, in some cases under support or capital maintenance agreements. AIG Parent has entered into capital maintenance agreements with certain of our insurance subsidiaries that will require it to contribute capital if specific capital levels are breached. If AIG Parent is unable to satisfy a capital need of a subsidiary, the subsidiary could become insolvent or, in certain cases, could be seized by its regulator.

Our subsidiaries may not be able to generate cash to meet their needs due to the illiquidity of some of their investments. Our subsidiaries have investments in certain securities that may be illiquid, including certain fixed income securities and certain structured securities, private company securities, private equity funds and hedge funds, mortgage loans, finance receivables and real estate. Collectively, investments in these securities had a fair value of $49 billion at December 31, 2012. The decline in the U.S. real estate markets and tight credit markets have also materially adversely affected the liquidity of our other securities portfolios, including our residential and commercial mortgage-related securities and investment portfolios. In the event additional liquidity is required by one or more of our subsidiaries and AIG Parent is unable to provide it, it may be difficult for these subsidiaries to generate additional liquidity by selling, pledging or otherwise monetizing these less liquid investments.

A downgrade in the Insurer Financial Strength ratings of our insurance companies could prevent them from writing new business and retaining customers and business. Insurer Financial Strength (IFS) ratings are an important factor in establishing the competitive position of insurance companies. IFS ratings measure an insurance company's ability to meet its obligations to contract holders and policyholders. High ratings help maintain public confidence in a company's products, facilitate marketing of products and enhance its competitive position. Downgrades of the IFS ratings of our insurance companies could prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, or result in increased policy cancellations, termination of assumed reinsurance contracts, or return of premiums. Under credit rating agency policies concerning the relationship between parent and subsidiary ratings, a downgrade in AIG Parent's credit ratings could result in a downgrade of the IFS ratings of our insurance subsidiaries.

BUSINESS AND OPERATIONS

Interest rate fluctuations, increased surrenders, investment returns and other events may require our subsidiaries to accelerate the amortization of DAC, and record additional liabilities for future policy benefits. DAC represents deferred costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business. The amortization of DAC associated with our Life and Retirement Services business is affected by factors that include current and expected interest rate fluctuations, surrender rates and investment returns. Changes in these factors may require our subsidiaries to accelerate the amortization of DAC and record additional liabilities for future policy benefits. For example, when interest rates rise, customers may buy a competitor's insurance products with higher anticipated returns. This can lead to an increase in policy loans, policy surrenders, withdrawals of life insurance policies, and withdrawals of annuity contracts, causing an acceleration of the amortization of DAC. If DAC amortization exceeds the fees we earn upon surrender or withdrawals, our results of operations could be negatively affected.

AIG 2012 Form 10-K

We regularly review DAC for insurance-oriented, investment-oriented, and retirement services products to assess recoverability. This review involves estimating the future profitability of in-force business and requires significant management judgment. If future profitability is substantially lower than estimated, we could be required to accelerate DAC amortization.

Periodically, we evaluate the estimates used in establishing liabilities for future policy benefits for life and A&H insurance contracts, which include liabilities for certain payout annuities. We evaluate these estimates against actual experience and make adjustments based on judgments about mortality, morbidity, persistency, maintenance expenses, and investment returns, including the interest rate environment and net realized capital gains (losses). If actual experience or estimates result in changes to projected future losses on long duration insurance contracts, we may be required to record additional liabilities through a charge to policyholder benefit expense, which could negatively affect our results of operations. For further discussion of DAC and future policy benefits, see Item 7. MD&A – Critical Accounting Estimates and Notes 2, 10 and 13 to the Consolidated Financial Statements.

Certain of our products offer guarantees that may decrease our earnings and increase the volatility of our results. We offer variable annuity products that guarantee a certain level of benefits, such as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). At December 31, 2012, our net liabilities associated with these guaranteed benefits were $1.4 billion. We use reinsurance combined with derivative instruments to mitigate our exposure to these liabilities. While we believe that our actions have mitigated the risks related to guaranteed benefits, our exposure is not fully hedged; in addition, we remain liable if reinsurers or counterparties are unable or unwilling to pay. Finally, downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the liabilities associated with the guaranteed benefits, reducing our net income and shareholders' equity.

Indemnity claims could be made against us in connection with divested businesses. We have provided financial guarantees and indemnities in connection with the businesses we have sold, including ALICO, as described in greater detail in Note 16 to the Consolidated Financial Statements. While we do not currently believe the claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity. See Note 16 to the Consolidated Financial Statements for more information on these financial guarantees and indemnities.

Our foreign operations expose us to risks that may affect our operations. We provide insurance, investment and other financial products and services to both businesses and individuals in more than 130 countries. A substantial portion of our AIG Property Casualty business is conducted outside the United States, and we intend to continue to grow this business. Operations outside the United States, particularly in developing nations, may be affected by regional economic downturns, changes in foreign currency exchange rates, political upheaval, nationalization and other restrictive government actions, which could also affect our other operations.

The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG Parent, as well as its subsidiaries operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to our subsidiaries are subject to modification and revocation. Consequently, our insurance subsidiaries could be prevented from conducting future business in some of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect our results of operations depending on the magnitude of the event and our financial exposure at that time in that country.

Significant conditions precedent must be satisfied in order to complete the sale of the common stock of ILFC on the agreed terms. Under the terms of the share purchase agreement (Share Purchase Agreement) we entered into for the sale of up to 90% of the common stock of ILFC (the ILFC Transaction) to an entity (the Purchaser) formed on behalf of an investor group, consummation of the ILFC Transaction is subject to the satisfaction or waiver of a number of conditions precedent, such as certain customary conditions and other closing conditions, including the receipt of approvals or non-disapprovals from certain regulatory bodies, including, among others:

•
the People's Republic of China National Development and Reform Commission,

•
the Committee on Foreign Investment in the United States (CFIUS), and

•
other antitrust and regulatory agencies,

AIG 2012 Form 10-K

in some cases, without the imposition on either party by such agencies of conditions that would qualify as burdensome.

Any relevant regulatory body may refuse its approval or may seek to make its approval subject to compliance by ILFC or the Purchaser with unanticipated or onerous conditions. Even if approval is not required, the regulator may impose requirements on ILFC subsequent to consummation of the ILFC Transaction. We or the Purchaser may not agree to such conditions or requirements and may have a contractual right to terminate the Share Purchase Agreement.

In addition to other customary termination events, the Share Purchase Agreement allows termination (i) by any party if the closing has not occurred on or before May 15, 2013, subject to an extension to June 17, 2013 if certain conditions are met or (ii) by us if Purchaser has not paid the required deposit into an escrow account upon the later of March 15, 2013 and ten days after approval of the transaction by CFIUS.

Because of the closing conditions and termination rights applicable to the ILFC Transaction, completion of the ILFC Transaction is not assured or may be delayed or, even if the transaction is completed, the terms of the sale may need to be significantly restructured.

Failure to complete the ILFC Transaction could negatively affect our businesses and financial results. If the ILFC Transaction is not completed, the ongoing businesses of ILFC and AIG may be adversely affected and we will be subject to several risks, including the following:

•
alternative plans to dispose of ILFC, such as through a sale or initial public offering, may be difficult to structure and may take extended periods of time to implement, depending on, among other things, the global economic and regulatory environments and general market conditions;

•
we may not be able to realize equivalent or greater value for ILFC under an alternative asset monetization plan which could impact the carrying values of ILFC's assets and liabilities;

•
we will have incurred certain significant costs relating to the ILFC Transaction without receiving the benefits of the ILFC Transaction, and may incur further significant costs if an alternative monetization plan is undertaken;

•
negative customer perception could adversely affect ILFC's ability to compete for, maintain or win new and existing business in the marketplace; and

•
potential further diversion of our management's time and attention.

Significant legal proceedings may adversely affect our results of operations or financial condition. We are party to numerous legal proceedings, including securities class actions and regulatory and governmental investigations. Due to the nature of these proceedings, the lack of precise damage claims and the type of claims we are subject to, we cannot currently quantify our ultimate or maximum liability for these actions. Developments in these unresolved matters could have a material adverse effect on our consolidated financial condition or consolidated results of operations for an individual reporting period. For a discussion of these unresolved matters, see Note 16 to the Consolidated Financial Statements.

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

AIG 2012 Form 10-K

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

BUSINESS AND OPERATIONS OF ILFC PRIOR TO COMPLETION OF THE ILFC TRANSACTION

We will be subject to the following risks until we complete the ILFC Transaction:

Our aircraft leasing business depends on lease revenues and exposes us to the risk of lessee nonperformance. A decrease in ILFC's customers' ability to meet their obligations to ILFC under their leases may negatively affect our business, results of operations and cash flows.

ILFC's aircraft may become obsolete over time. Aircraft are long-lived assets requiring long lead times to develop and manufacture. Particular models and types of aircraft may become obsolete and less in demand over time, when newer, more advanced and efficient aircraft or aircraft engines are manufactured. This life cycle, however, can be shortened by world events, government regulation or customer preferences. As aircraft in ILFC's fleet approach obsolescence, demand for particular models and types may decrease. This may result in declining lease rates, losses on sales, impairment charges or fair value adjustments and may adversely affect ILFC's business and our consolidated financial condition, results of operations and cash flows.

The residual value of ILFC's aircraft is subject to a number of risks and uncertainties. Technological developments, macro-economic conditions, availability and cost of funding for aviation, and the overall health of the airline industry impact the residual values of ILFC's aircraft. If challenging economic conditions persist for extended periods, the residual values of ILFC's aircraft could be negatively impacted, which could result in future impairments.

COMPETITION AND EMPLOYEES

We face intense competition in each of our businesses. Our businesses operate in highly competitive environments, both domestically and overseas. Our principal competitors are other large multinational insurance organizations, as well as banks, investment banks and other non-bank financial institutions. The insurance industry in particular is highly competitive. Within the U.S., AIG Property Casualty subsidiaries compete with approximately 3,300 other stock companies, specialty insurance organizations, mutual insurance companies and other underwriting organizations. AIG Life and Retirement subsidiaries compete in the U.S. with approximately 1,800 life insurance companies and other participants in related financial services fields. Overseas, our subsidiaries compete for business with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies.

The past reduction of our credit ratings and the lingering effects of AIG's negative publicity have made, and may continue to make, it more difficult to compete to retain existing customers and to maintain our historical levels of business with existing customers and counterparties. General insurance and life insurance companies compete through a combination of risk acceptance criteria, product pricing, and terms and conditions. Retirement services companies compete through crediting rates and the issuance of guaranteed benefits. A decline in our position as to any one or more of these factors could adversely affect our profitability.

AIG 2012 Form 10-K

Competition for employees in our industry is intense, and we may not be able to attract and retain the highly skilled people we need to support our business. Our success depends, in large part, on our ability to attract and retain key people. Due to the intense competition in our industry for key employees with demonstrated ability, we may be unable to hire or retain such employees. Losing any of our key people also could have a material adverse effect on our operations given their skills, knowledge of our business, years of industry experience and the potential difficulty of promptly finding qualified replacement employees. Our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining key employees.

Mr. Benmosche may be unable to continue to provide services to AIG due to his health. Robert Benmosche, our President and Chief Executive Officer, was diagnosed with cancer and has been undergoing treatment for his disease. He continues to fulfill all of his responsibilities and has stated his desire to continue in such roles beyond 2013. However, his condition may change and prevent him from continuing to perform these roles.

Employee error and misconduct may be difficult to detect and prevent and may result in significant losses. There have been a number of cases involving fraud or other misconduct by employees in the financial services industry in recent years and we run the risk that employee misconduct could occur. Instances of fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, or failure to comply with regulatory requirements or our internal policies may result in losses. It is not always possible to deter or prevent employee misconduct, and the controls that we have in place to prevent and detect this activity may not be effective in all cases.

REGULATION

Our businesses are heavily regulated and changes in regulation may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability. Our operations generally, and our insurance subsidiaries, in particular, are subject to extensive supervision and regulation by national authorities and by the various jurisdictions in which we do business. Supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of insurance regulation is the protection of our insurance contract holders, and not our investors. The extent of domestic regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments.

We strive to maintain all required licenses and approvals. However, our businesses may not fully comply with the wide variety of applicable laws and regulations. The relevant authority's interpretation of the laws and regulations also may change from time to time. Regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the required licenses and approvals or do not comply with applicable regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit them to supervise the business and operations of an insurance company.

In the U.S., the risk based capital (RBC) formula is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Virtually every state has adopted, in substantial part, the RBC Model Law promulgated by the National Association of Insurance Commissioners (NAIC), which specifies the regulatory actions the insurance regulator may take if an insurer's RBC calculations fall below specific thresholds. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC ratio, to a mandatory regulatory takeover of the company.

The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG Parent, as well as its subsidiaries operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to our subsidiaries are subject to modification and revocation. Thus, our insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect our results of operations, liquidity and financial condition, depending on the magnitude of the event and our financial exposure at that time in that country.

Our status as a savings and loan holding company and the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) will subject us to substantial additional federal regulation, either or both of which may materially and adversely affect our businesses, results of operations and cash flows. On July 21, 2010, Dodd-Frank, which effects comprehensive changes to the regulation of financial services in the United States, was signed into law. Dodd-Frank directs existing and newly created government agencies and bodies

AIG 2012 Form 10-K

to promulgate regulations implementing the law, an ongoing process anticipated to continue over the next few years. We cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect our businesses, results of operations or cash flows, or require us to raise additional capital.

We are regulated by the Board of Governors of the Federal Reserve System (FRB) and subject to its examination, supervision and enforcement authority and reporting requirements as a savings and loan holding company (SLHC). The FRB, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation have proposed revised minimum leverage and risk-based capital requirements that would apply to all bank holding companies and SLHCs, as well as to insured depository institutions, such as AIG Federal Savings Bank. As a result of our regulation by the FRB as an SLHC:

•
The FRB exercises general supervisory authority over us.

•
The FRB, as a prudential matter, may limit our ability to pay dividends and purchase shares of AIG Common Stock.

•
The FRB is required to impose minimum leverage and risk-based capital requirements on us that are not less than those applicable to insured depository institutions.

In addition, under Dodd-Frank we may separately become subject to the examination, enforcement and supervisory authority of the FRB as a nonbank systemically important financial institution (SIFI). In October 2012, we received a notice that we are under consideration by the Financial Stability Oversight Council (Council) for a proposed determination that we are a SIFI. The notice stated that we will be reviewed in Stage 3 of the SIFI determination process described in the Council's interpretive guidance for nonbank financial company determinations. If we are designated as a SIFI:

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

•
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

In addition, the regulations applicable to SIFIs and to SLHCs, when all have been adopted as final rules, may differ materially from each other.

See Item 1. Business – Regulation for further discussion of this potential regulation.

Further, if we continue to control AIG Federal Savings Bank or another insured depository institution, as of July 21, 2014, we will be required to conform to the "Volcker Rule", which prohibits "proprietary trading" and the sponsoring or investing in "covered funds". The term "covered funds" includes hedge, private equity or similar funds and, in certain cases, issuers of asset backed securities if such securities have equity-like characteristics. These prohibitions could have a substantial impact on our investment portfolios as they are currently managed. The Volcker Rule, as

AIG 2012 Form 10-K

proposed, contains an exemption for proprietary trading by insurance companies for their general account, but the final breadth and scope of this exemption cannot be predicted. Even if we no longer controlled an insured depository institution, Dodd-Frank authorizes the FRB to subject SIFIs to additional capital and quantitative limitations if they engage in activities prohibited for depository institutions by the Volcker Rule.

In addition, Dodd-Frank establishes a new framework for regulation of over-the-counter (OTC) derivatives under which we may have to provide or increase collateral under the terms of bilateral agreements with derivatives counterparties. These additional obligations to post collateral or the costs of assignment, termination or obtaining alternative credit could have a material adverse effect on us. This new framework may also increase the cost of conducting a hedging program or have other effects materially adverse to us.

We cannot predict the requirements of the regulations ultimately adopted, the level and magnitude of supervision we may become subject to, or how Dodd-Frank and such regulations will affect the financial markets generally or our businesses, results of operations or cash flows. It is possible that the regulations adopted under Dodd-Frank and our regulation by the FRB as an SLHC could significantly alter our business practices, require us to raise additional capital, impose burdensome and costly requirements and additional costs. Some of the regulations may also affect the perceptions of regulators, customers, counterparties, creditors or investors about our financial strength and could potentially affect our financing costs.

The USA PATRIOT Act, the Office of Foreign Assets Control and similar laws that apply to us may expose us to significant penalties. The operations of our subsidiaries are subject to laws and regulations, including, in some cases, the USA PATRIOT Act of 2001, which require companies to know certain information about their clients and to monitor their transactions for suspicious activities. Also, the Department of the Treasury's Office of Foreign Assets Control administers regulations requiring U.S. persons to refrain from doing business, or allowing their clients to do business through them, with certain organizations or individuals on a prohibited list maintained by the U.S. government or with certain countries. The United Kingdom, the European Union and other jurisdictions maintain similar laws and regulations. Although we have instituted compliance programs to address these requirements, there are inherent risks in global transactions.

Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline AXXX may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations. The NAIC Model Regulation "Valuation of Life Insurance Policies" ("Regulation XXX") requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees. In addition, NAIC Actuarial Guideline 38 (AXXX) (Guideline AXXX) clarifies the application of Regulation XXX as to certain universal life insurance policies with secondary guarantees. The application of Regulation XXX and Guideline AXXX involves numerous interpretations. At times, there may be differences of opinion between management and state insurance departments about the application of these and other actuarial guidelines. Consequently, a state insurance regulator may require greater reserves to support insurance liabilities than management has estimated.

We have implemented intercompany reinsurance and capital management actions to mitigate the capital impact of Regulation XXX and Guideline AXXX. In so doing, we focus on identifying cost-effective opportunities to manage our intercompany reinsurance transactions, particularly with respect to certain redundant statutory reserve requirements on Regulation XXX and Guideline AXXX reserves. Our efforts have included the use of an intercompany reinsurance arrangement for Regulation XXX and Guideline AXXX reserves and the use of letters of credit to support the reinsurance provided by our affiliated reinsurance subsidiary. All of these letters of credit are due to mature on December 31, 2015. The reinsurance and capital management actions we have taken may not be sufficient to offset regulatory, rating agency or other requirements. In that case, we could be required to increase statutory reserves or incur higher operating and/or tax costs. If we are unable to implement actions to mitigate the impact of Regulation XXX or Guideline AXXX on future sales of term and universal life insurance products, we may reduce the sales of these products or incur higher operating costs or it may impact our sales of these products.

New regulations promulgated from time to time may affect our businesses, results of operations, financial condition and ability to compete effectively. Legislators and regulators may periodically consider various proposals that may affect the profitability of certain of our businesses. New regulations may even affect our ability to conduct certain businesses at all, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage and the size of financial institutions. These proposals could also impose additional taxes on a limited subset of financial institutions and insurance companies (either based on size, activities,

AIG 2012 Form 10-K

geography, government support or other criteria). It is uncertain whether and how these and other such proposals would apply to us or our competitors or how they could impact our consolidated results of operations, financial condition and ability to compete effectively.

An "ownership change" could limit our ability to utilize tax losses and credits carryforwards to offset future taxable income. As of December 31, 2012, we had a U.S. federal net operating loss carryforward of approximately $40.9 billion, $17.3 billion in capital loss carryforwards and $5.5 billion in foreign tax credits (tax losses and credits carryforwards). Our ability to use such tax attributes to offset future taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur when the percentage of AIG Parent's ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax losses and credits carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax losses and credits carryforwards arising from an ownership change under Section 382 would depend on the value of our equity at the time of any ownership change. If we were to experience an "ownership change", it is possible that a significant portion of our tax losses and credits carryforwards could expire before we would be able to use them to offset future taxable income.

On March 9, 2011, our Board of Directors adopted a Tax Asset Protection Plan (the Plan) to help protect these tax losses and credits carryforwards. At our 2011 Annual Meeting of Shareholders, shareholders ratified the Plan. At the same time, shareholders adopted a protective amendment to our Restated Certificate of Incorporation, which is designed to prevent certain transfers of AIG Common Stock that could result in an "ownership change". The Plan is designed to reduce the likelihood of an "ownership change" by (i) discouraging any person or group from becoming a 4.99 percent shareholder and (ii) discouraging any existing 4.99 percent shareholder from acquiring additional shares of AIG Common Stock. The Protective Amendment generally restricts any transfer of AIG Common Stock that would (i) increase the ownership by any person to 4.99 percent or more of AIG stock then outstanding or (ii) increase the percentage of AIG stock owned by a Five Percent Stockholder (as defined in the Plan). Despite the intentions of the Plan and the Protective Amendment to deter and prevent an "ownership change", such an event may still occur. In addition, the Plan and the Protective Amendment may make it more difficult and more expensive to acquire us, and may discourage open market purchases of AIG Common Stock or a non-negotiated tender or exchange offer for AIG Common Stock. Accordingly, the Plan and the Protective Amendment may limit a shareholder's ability to realize a premium over the market price of AIG Common Stock in connection with any stock transaction.

Changes in tax laws could increase our corporate taxes, reduce our deferred tax assets or make some of our products less attractive to consumers. Changes in tax laws or their interpretation could negatively impact our business or results. Some proposed changes could have the effect of increasing our effective tax rate by reducing deductions or increasing income inclusions, such as by limiting rules that allow for deferral of tax on certain foreign insurance income. Conversely, other changes, such as lowering the U.S. federal corporate tax rate discussed recently in the context of tax reform, could reduce the value of our deferred tax assets. In addition, changes in the way foreign taxes can be credited against U.S. taxes, methods for allocating interest expense, the ways insurance companies calculate and deduct reserves for tax purposes, and impositions of new or changed premium, value added and other indirect taxes could increase our tax expense, thereby reducing earnings.

In addition to proposing to change the taxation of corporations in general and insurance companies in particular, the Executive Branch of the Federal Government and Congress have recently considered proposals that could increase taxes on owners of insurance products. For example, there are proposals that would limit the deferral of tax on income from life and annuity contracts relative to other investment products. These changes could reduce demand in the U.S. for life insurance and annuity contracts, or cause consumers to shift from these contracts to other investments, which would reduce our income due to lower sales of these products or potential increased surrenders of in-force business.

Governments' need for additional revenue makes it likely that there will be continued proposals to change tax rules in ways that would reduce our earnings. However, it remains difficult to predict whether or when there will be any tax law changes having a material adverse effect on our financial condition or results of operations.

AIG 2012 Form 10-K

ESTIMATES AND ASSUMPTIONS

Actual experience may differ from management's estimates used in the preparation of financial statements. Our financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles, which requires the application of accounting policies that often involve a significant degree of judgment. The accounting policies that we consider most dependent on the application of estimates and assumptions, and therefore may be viewed as critical accounting estimates, are described in Item 7. MD&A – Critical Accounting Estimates. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates are based on judgment, current facts and circumstances, and, when applicable, internally developed models. Therefore, actual results could differ from these estimates, possibly in the near term, and could have a material effect on our consolidated financial statements.

Our ability to achieve our long-term goals, including return on equity (ROE) and earnings per share (EPS), is based on significant assumptions, and our actual results may differ, possibly materially, from these goals. In setting our long-term goals for ROE and EPS, described in Part I, Item 2. MD&A – Long-Term Aspirational Goals in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, we made significant assumptions that include, among other things:

•
the general conditions of the markets in which we operate;

•
revenues and combined ratios of our subsidiaries;

•
investment yields;

•
our subsidiaries' capacity to distribute dividends to AIG Parent;

•
our ability to deploy capital towards share purchases, dividend payments, acquisitions or organic growth;

•
the impact of a change in our credit ratings on our ability to maintain financial leverage;

•
the exclusion of the reversal of the tax valuation allowance on shareholders' equity in calculating our long-term ROE goal;

•
effectiveness of our cost rationalization measures;

•
regulatory approval of our planned actions (including share purchases, dividend payments or acquisitions);

•
the overall credit rating implications of our proposed strategic actions; and

•
general financial market and interest rate conditions.

These assumptions are not historical facts but instead represent our expectations about future events. Many of these events, by their nature, are inherently subject to significant uncertainties and contingencies and are outside our control. It is very likely that actual events and results will differ from some or all of the assumptions we made. While we remain committed to our long-term aspirational goals, our actual results are likely to differ from these aspirational goals and the difference may be material and adverse.

The aspirational goals and their underlying assumptions are forward-looking statements. Shareholders and other investors should not place undue reliance on any of these assumptions or aspirational goals. We are not under any obligation (and expressly disclaim any obligation) to update or alter any assumptions, goals, projections or other related statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise. See Cautionary Statement Regarding Forward-Looking Information for additional information about forward-looking statements.

AIG 2012 Form 10-K

ITEM 1B / UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of AIG's fiscal year relating to AIG's periodic or current reports under the Exchange Act.

ITEM 2 / PROPERTIES

AIG and its subsidiaries operate from over 400 offices in the United States and approximately 600 offices in over 75 foreign countries. The following offices are located in buildings in the United States owned by AIG and its subsidiaries:

AIG Property Casualty:	AIG Life and Retirement:
• 175 Water Street in New York, New York	• Amarillo, Ft. Worth and Houston, Texas
• Wilmington, Delaware	• Nashville, Tennessee
• Stevens Point, Wisconsin
• San Juan, Puerto Rico
Other Operations:
• Greensboro and Winston-Salem, North Carolina
• Livingston, New Jersey
• Stowe, Vermont

In addition, AIG Property Casualty owns offices in approximately 20 foreign countries and jurisdictions including Argentina, Bermuda, Colombia, Ecuador, Japan, Mexico, the U.K., Taiwan, and Venezuela. The remainder of the office space utilized by AIG and its subsidiaries is leased. AIG believes that its leases and properties are sufficient for its current purposes.

LOCATIONS OF CERTAIN ASSETS

As of December 31, 2012, approximately 11 percent of the consolidated assets of AIG were located outside the U.S. and Canada, including $260 million of cash and securities on deposit with regulatory authorities in those locations. See Note 3 to the Consolidated Financial Statements for additional geographic information. See Note 7 to the Consolidated Financial Statements for total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities.

Operations outside the U.S. and Canada and assets held abroad may be adversely affected by political developments in foreign countries, including tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of any affected assets. Certain of the countries in which AIG's business is conducted have currency restrictions that generally cause a delay in a company's ability to repatriate assets and profits. See also Item 1A. Risk Factors – Business and Operations for additional information.

ITEM 3 / LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 16 – Legal Contingencies to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4 / MINE SAFETY DISCLOSURES

Not applicable.

AIG 2012 Form 10-K

PART II

ITEM 5 / MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AIG's common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG), as well as on the Tokyo Stock Exchange. There were approximately 37,550 stockholders of record of AIG Common Stock as of January 31, 2013.

The following table presents high and low closing sale prices on the New York Stock Exchange Composite Tape and the dividends paid per share of AIG Common Stock for each quarter of 2012 and 2011:

	2012			2011
	High	Low	Dividends Paid	High		Low	Dividends Paid

First quarter	$30.83	$23.54	$–	$61.18	*	$34.95	$–
Second quarter	34.76	27.21	–	35.00		27.23	–
Third quarter	35.02	30.15	–	30.21		21.61	–
Fourth quarter	37.21	30.68	–	26.34		20.07	–

*      Includes the effect of the AIG Common Stock trading with due bills for the dividend paid in the form of warrants.

From November 2008 through January 14, 2011, AIG was unable to pay dividends under the terms of certain series of AIG preferred stock that were then outstanding. From January 14, 2011 to May 2011, we were unable to pay dividends on AIG Common Stock, due to restrictions relating to the AIG Series G Cumulative Mandatory Convertible Preferred Stock, par value $5.00 per share (the Series G Preferred Stock). The Series G Preferred Stock was cancelled in connection with AIG's public offering of AIG Common Stock in May 2011. Our ability to pay dividends has not been subject to any contractual restrictions since the cancellation of the Series G Preferred Stock.

Any payment of dividends must be approved by AIG's Board of Directors. In determining whether to pay any dividend, our Board of Directors may consider AIG's financial position, the performance of our businesses, our consolidated financial condition, results of operations and liquidity, available capital, the existence of investment opportunities, and other factors. AIG is subject to restrictions on the payment of dividends and purchases of AIG Common Stock as a result of being regulated as a savings and loan holding company. AIG may become subject to other restrictions on the payment of dividends and purchases of AIG Common Stock if it is designated a SIFI. See Item 1A. Risk Factors – Regulation for further discussion of this regulation.

For a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries, see Item 1A. Risk Factors – Liquidity, Capital and Credit – AIG Parent's ability to access funds from our subsidiaries is limited, and Note 17 to the Consolidated Financial Statements.

EQUITY COMPENSATION PLANS

Our table of equity compensation plans will be included in the definitive proxy statement for AIG's 2013 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the SEC no later than 120 days after the end of AIG's fiscal year pursuant to Regulation 14A.

PURCHASES OF EQUITY SECURITIES

We purchased a total of 421,228,855 shares of AIG Common Stock for approximately $13.0 billion in four offerings of AIG Common Stock by the Department of the Treasury during 2012. All purchases were authorized by our Board of

AIG 2012 Form 10-K

Directors. At December 31, 2012, our Board had not authorized any additional purchases. See Note 17 to the Consolidated Financial Statements for additional information on AIG share purchases.

COMMON STOCK PERFORMANCE GRAPH

The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2007 to December 31, 2012) with the cumulative total return of the S&P's 500 stock index (which includes AIG) and a peer group of companies (the New Peer Group) consisting of fifteen insurance companies to which we compare our business and operations:

• ACE Limited	• Lincoln National Corporation
• AEGON, N.V.	• MetLife, Inc.
• Aflac Incorporated	• Principal Financial Group, Inc.
• Allianz Group	• Prudential Financial, Inc.
• AXA Group	• The Travelers Companies, Inc.
• The Chubb Corporation	• XL Capital Ltd.
• CNA Financial Corporation	• Zurich Insurance Group
• Hartford Financial Services Group, Inc.

The Performance Graph also compares the cumulative total shareholder return on AIG Common Stock to the return of a group of companies (the Old Peer Group) consisting of ten insurance companies to which we compared our business and operations in our Annual Report on Form 10-K for the year ended December 31, 2011:

• ACE Limited	• MetLife, Inc.
• Allianz Group	• Prudential Financial, Inc.
• The Chubb Corporation	• The Travelers Companies, Inc.
• Hartford Financial Services Group, Inc.	• XL Capital Ltd.
• Lincoln National Corporation	• Zurich Insurance Group

AEGON, N.V., Aflac Incorporated, AXA Group, CNA Financial Corporation and Principal Financial Group, Inc. were added to the New Peer Group because we believe the changes result in a peer group that is more comparable to our overall business and operations. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

AIG 2012 Form 10-K

Five-Year Cumulative Total Shareholder Returns

Value of $100 Invested on December 31, 2007

	As of December 31,
	2007	2008	2009	2010	2011	2012
AIG	$100.00	$2.91	$2.77	$5.33	$2.62	$3.98
S&P 500	100.00	63.00	79.67	91.68	93.61	108.59
New Peer Group	100.00	55.09	64.18	69.34	60.13	77.21
Old Peer Group	100.00	55.12	65.95	76.00	68.06	85.32

AIG 2012 Form 10-K

ITEM 6 / SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
(in millions, except per share data)	2012	2011	2010(a)	2009(a)	2008

Revenues:
Premiums	$38,011	$38,990	$45,319	$48,583	$60,147
Policy fees	2,791	2,705	2,710	2,656	2,990
Net investment income	20,343	14,755	20,934	18,992	10,453
Net realized capital gains (losses)	929	701	(716)	(3,787)	(50,426)
Other income	3,582	2,661	4,582	3,729	(34,941)

Total revenues	65,656	59,812	72,829	70,173	(11,777)

Benefits, claims and expenses:
Policyholder benefits and claims incurred	31,977	33,450	41,392	45,314	45,447
Interest credited to policyholder account balances	4,362	4,467	4,487	4,611	5,582
Amortization of deferred acquisition costs	5,709	5,486	5,821	6,670	6,425
Other acquisition and insurance expenses	9,235	8,458	10,163	9,815	14,783
Interest expense	2,319	2,444	6,742	13,237	14,440
Net loss on extinguishment of debt	9	2,847	104	–	–
Net (gain) loss on sale of properties and divested businesses	2	74	(19,566)	1,271	–
Other expenses	2,721	2,470	3,439	5,282	5,842

Total benefits, claims and expenses	56,334	59,696	52,582	86,200	92,519

Income (loss) from continuing operations before income taxes(b)	9,322	116	20,247	(16,027)	(104,296)
Income taxes expense (benefit)	1,570	(19,424)	6,993	(2,551)	(8,097)

Income (loss) from continuing operations	7,752	19,540	13,254	(13,476)	(96,199)
Income (loss) from discontinued operations, net of taxes	(4,052)	1,790	(969)	3,750	(6,683)

Net income (loss)	3,700	21,330	12,285	(9,726)	(102,882)
Net income (loss) attributable to AIG	3,438	20,622	10,058	(8,362)	(101,784)

Income (loss) per common share attributable to AIG common shareholders
Basic and diluted
Income (loss) from continuing operations	4.44	10.03	16.50	(98.52)	(725.89)
Income (loss) from discontinued operations	(2.40)	0.98	(1.52)	27.15	(49.91)
Net income (loss) attributable to AIG	2.04	11.01	14.98	(71.37)	(775.80)
Dividends declared per common share	–	–	–	–	8.40

Year-end balance sheet data:
Total investments	375,824	410,438	410,412	601,165	636,912
Total assets	548,633	553,054	675,573	838,346	848,552
Long-term debt	48,500	75,253	106,461	136,733	177,485
Total liabilities	449,630	442,138	568,363	748,550	797,692
Total AIG shareholders' equity	98,002	101,538	78,856	60,585	40,844
Total equity	98,669	102,393	106,776	88,837	48,939

Book value per share(a)	66.38	53.53	561.40	448.54	303.71
Book value per share, excluding Accumulated other comprehensive income (loss)(a)(c)	57.87	50.11	498.25	400.90	353.97
AIG Property Casualty combined ratio(d)	108.6	108.8	116.8	108.4	102.1

Other data (from continuing operations):
Other-than-temporary impairments	1,167	1,280	3,039	6,696	41,867
Adjustment to federal and foreign deferred tax valuation allowance	(1,907)	(18,307)	1,361	2,986	22,172
Amortization of prepaid commitment fee	–	49	3,471	8,359	9,279
Catastrophe-related losses	$2,652	$3,307	$1,076	$53	$1,840

(a)     Comparability between 2010 and 2009 data is affected by the deconsolidation of AIA in the fourth quarter of 2010. Book value per share, excluding Accumulated other comprehensive income (loss) is a non-GAAP measure. See Item 7. MD&A – Use of Non-GAAP Measures for additional information. Comparability of 2010, 2009 and 2008 is affected by a one for twenty reverse stock split.

(b)     Reduced by fourth quarter reserve strengthening charges of $4.2 billion and $2.2 billion in 2010 and 2009, respectively, related to the annual review of AIG Property Casualty loss and loss adjustment reserves.

(c)     Amounts for periods after December 31, 2008 have been revised to reflect reclassification of income taxes from AOCI to additional paid in capital to correct the presentation of components of AIG Shareholders' Equity. See Note 1 to the Consolidated Financial Statements for additional information on the reclass.

(d)     See Item 7. MD&A – Results of Operations – AIG Property Casualty Operations for a reconciliation of the adjusted combined ratio.

AIG 2012 Form 10-K

Changes In Accounting For Acquisition Costs

Reflects changes from the adoption of the new accounting standard related to deferred acquisition costs for 2009 and 2008, as set out in further detail below. See Note 2 to the Consolidated Financial Statements for a description of the effect of the adoption of the new accounting standards on 2011 and 2010 periods, which is also reflected in the data presented above.

Year Ended December 31, 2009 (dollars in millions, except per share data)	As Previously Reported(a)	Effect of Change	As Currently Reported

Income (loss) from continuing operations	$(13,907)	$431	$(13,476)
Income (loss) from discontinued operations, net of income tax(b)	1,594	2,156	3,750

Net income (loss)	(12,313)	2,587	(9,726)

Net income (loss) attributable to AIG	$(10,949)	$2,587	$(8,362)

Net income (loss) attributable to AIG common shareholders	$(12,244)	$2,587	$(9,657)

Income (loss) per share attributable to AIG common shareholders:
Basic and diluted:
Income (loss) from continuing operations	$(100.70)	$3.18	$(98.52)
Income from discontinued operations	$11.22	$15.93	$27.15
Income (loss) attributable to AIG	$(90.48)	$19.11	$(71.37)

December 31, 2009 balance sheet data:
Total assets	$847,585	$(9,239)	$838,346
Total liabilities	748,550	–	748,550
Total AIG shareholders' equity	69,824	(9,239)	60,585
Total equity	98,076	(9,239)	88,837

Other data (from continuing operations):
Adjustment to federal and foreign deferred tax valuation allowance	$3,137	$(151)	$2,986

Year Ended December 31, 2008 (in millions, except per share data)	As Previously Reported(a)	Effect of Change	As Currently Reported

Loss from continuing operations	$(94,022)	$(2,177)	$(96,199)
Loss from discontinued operations, net of tax	(6,365)	(318)	(6,683)

Net loss	(100,387)	(2,495)	(102,882)
Net loss attributable to AIG	$(99,289)	$(2,495)	$(101,784)
Net loss attributable to AIG common shareholders	$(99,689)	$(2,495)	$(102,184)

Loss per common share attributable to AIG common shareholders:
Basic and diluted:
Loss from continuing operations	$(709.35)	$(16.54)	$(725.89)
Loss from discontinued operations	$(47.50)	$(2.41)	$(49.91)
Net loss attributable to AIG	$(756.85)	$(18.95)	$(775.80)

December 31, 2008 balance sheet data:
Total assets	$860,418	$(11,866)	$848,552
Total liabilities	797,692	–	797,692
Total AIG shareholders' equity	52,710	(11,866)	40,844
Total equity	60,805	(11,866)	48,939

Other data (from continuing operations):
Adjustment to federal and foreign deferred tax valuation allowance	$20,121	$2,051	$22,172

(a)     Includes the effect of the reclassification of ILFC as discontinued operations.

(b)     Includes an adjustment to the loss accrual related to the sale of Nan Shan of $2.3 billion.

AIG 2012 Form 10-K

Items Affecting Comparability Between Periods

The following are significant developments that affected multiple periods and financial statement captions. Other items that affected comparability are included in the footnotes to the table presented immediately above.

Market Events in 2008 and 2009

AIG was significantly affected by the market turmoil in late 2008 and early 2009 and recognized other-than-temporary impairment charges in 2008 related primarily to collateralized mortgage-backed securities, other structured securities and securities of financial institutions; losses related to the change in AIG's intent and ability to hold to recovery certain securities; and losses related to AIG's securities lending program.

In 2008, AIG also recognized unrealized market valuation losses representing the change in fair value of its super senior credit default swap portfolio, established a deferred tax valuation allowance and experienced an unprecedented strain on liquidity. This strain led to several transactions with the FRBNY and the Department of the Treasury. See Note 25 to the Consolidated Financial Statements for further discussion of these transactions and relationships.

FRBNY Activity and Effect on Interest Expense in 2008, 2009 and 2010

The decline in interest expense in 2010 was due primarily to a reduced weighted-average interest rate on borrowings, a lower average outstanding balance and a decline in amortization of the prepaid commitment fee asset related to the partial repayment of the FRBNY Credit Facility. On January 14, 2011, AIG repaid the remaining $20.7 billion and terminated this facility, resulting in a net $3.3 billion pretax charge in the first quarter of 2011, representing primarily the accelerated amortization of the remaining prepaid commitment fee asset included in Net loss on extinguishment of debt. See Note 25 to the Consolidated Financial Statements for further discussion of the Recapitalization.

As a result of the closing of the Recapitalization on January 14, 2011, the preferred interests (the SPV Preferred Interests) in the special purpose vehicles that held remaining AIA shares and the proceeds of the AIA initial public offering and the ALICO sale (the SPVs) were transferred to the Department of the Treasury. After such closing, the SPV Preferred Interests were not considered permanent equity on AIG's Consolidated Balance Sheet and were classified as redeemable non-controlling interests.

Asset Dispositions in 2010, 2011 and 2012

On December 9, 2012, we announced the agreement to sell up to 90% of ILFC and executed multiple asset dispositions in 2010 and 2011, as further discussed in Note 4 to the Consolidated Financial Statements, including the completion of an initial public offering of AIA in 2010 for which AIG recognized an $18.1 billion gain.

Adjustment to Federal Deferred Tax Valuation Allowance in 2008, 2009, 2010, 2011 and 2012

As further discussed in Note 24 to the Consolidated Financial Statements, AIG concluded that $18.4 billion of the deferred tax asset valuation allowance for the U.S. consolidated income tax group should be released through the Consolidated Statement of Operations in 2011. The valuation allowance resulted primarily from losses subject to U.S. income taxes recorded from 2008 through 2010.

Capitalization and Book Value Per Share

As a result of the closing of the Recapitalization on January 14, 2011, the remaining SPV Preferred Interests held by the FRBNY of approximately $26.4 billion were purchased by AIG and transferred to the Department of the Treasury. The SPV Preferred Interests were no longer considered permanent equity on AIG's Consolidated Balance Sheet, and were classified as redeemable non-controlling interests. See Note 18 to the Consolidated Financial Statements for further discussion.

AIG 2012 Form 10-K

The following table presents pro forma ratios as if the Recapitalization had been consummated in 2008 and a reconciliation of book value per share to book value per share, excluding Accumulated other comprehensive income (loss), which is a non-GAAP measure. See Item 7. MD&A – Use of Non-GAAP Measures for additional information.*

	Years Ended December 31,
(in millions, except per share data)	2012	2011	2010	2009	2008

Total AIG shareholders' equity	$98,002	$101,538	$78,856	$60,585	$40,844
Recapitalization	–	–	(3,328)	–	–
Value on conversion of equity units	–	–	2,169	5,880	5,880

Pro forma shareholders' equity	98,002	101,538	77,697	66,465	46,724
Accumulated other comprehensive income (loss)	12,574	6,481	8,871	6,435	(6,759)

Total AIG shareholders' equity, excluding
Accumulated other comprehensive income (loss)	$85,428	$95,057	$69,985	$54,150	$47,603

Total common shares outstanding	1,476,321,935	1,896,821,482	140,463,159	135,070,907	134,483,454
Issuable for equity units	–	–	2,854,069	7,736,904	7,736,904
Shares assumed converted	–	–	1,655,037,962	1,655,037,962	1,655,037,962

Pro forma common shares outstanding	1,476,321,935	1,896,821,482	1,798,355,190	1,797,845,773	1,797,258,320

Pro forma book value per share	N/A	N/A	$43.20	$36.97	$26.00
Pro forma book value per share, excluding
Accumulated other comprehensive income (loss)	N/A	N/A	$38.27	$33.39	$29.76

*         Amounts for periods after December 31, 2008 have been revised to reflect reclassification of income taxes from AOCI to additional paid in capital to correct the presentation of components of AIG Shareholders' Equity. See Note 1 to the Consolidated Financial Statements for additional information on the reclass.

AIG 2012 Form 10-K

ITEM 7 / MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other publicly available documents may include, and officers and representatives of American International Group, Inc. (AIG) may from time to time make, projections, goals, assumptions and statements that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG's control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," "target" or "estimate." These projections, goals, assumptions and statements may address, among other things:

•

the monetization of AIG's interests in International Lease Finance Corporation (ILFC), including whether AIG's proposed sale of up to 90 percent of ILFC will be completed and if completed, the timing and final terms of such sale;

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

•

concentrations in AIG's investment portfolios;

•

actions by credit rating agencies;

•

judgments concerning casualty insurance underwriting and insurance liabilities;

•

judgments concerning the recognition of deferred tax assets;

•

judgments concerning deferred policy acquisition costs (DAC) recoverability; and

•

such other factors discussed in:

•

this Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A); and

•

Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG 2012 Form 10-K

The MD&A is organized as follows:

Throughout the MD&A, we use certain terms and abbreviations which are summarized in the Glossary and Acronyms on pages 195 and 199, respectively.

AIG has incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report on Form 10-K to assist readers seeking additional information related to a particular subject.

AIG 2012 Form 10-K

Use of Non-GAAP Measures

In Item 6. Selected Financial Data and throughout this MD&A, we present AIG's financial condition and results of operations in the way we believe will be most meaningful, representative and most transparent. Some of the measurements we use are "non-GAAP financial measures" under SEC rules and regulations. GAAP is the acronym for "accounting principles generally accepted in the United States." The non-GAAP financial measures we present may not be comparable to similarly-named measures reported by other companies.

Book Value Per Share Excluding Accumulated Other Comprehensive Income (Loss) (AOCI) is presented in Item 6. Selected Financial Data and is used to show the amount of our net worth on a per-share basis. We believe Book Value Per Share Excluding AOCI is useful to investors because it eliminates the effect of non-cash items that can fluctuate significantly from period to period, including changes in fair value of our available for sale portfolio and foreign currency translation adjustments. Book Value Per Share Excluding AOCI is derived by dividing Total AIG shareholders' equity, excluding AOCI, by Total common shares outstanding. The reconciliation to book value per share, the most comparable GAAP measure, is presented in Item 6. Selected Financial Data.

We use the following operating performance measures because we believe they enhance understanding of the underlying profitability of continuing operations and trends of AIG and our business segments. We believe they also allow for more meaningful comparisons with our insurance competitors. When we use these measures, reconciliations to the most comparable GAAP measure are provided in the Results of Operations section of this MD&A.

•
AIG – After-tax operating income (loss) is derived by excluding the following items from net income (loss): income (loss) from discontinued operations, net loss (gain) on sale of divested businesses, income from divested businesses, legacy FIN 48 and other tax adjustments, legal reserves (settlements) related to "legacy crisis matters," deferred income tax valuation allowance (releases) charges, amortization of the Federal Reserve Bank of New York prepaid commitment fee asset, changes in fair value of AIG Life and Retirement fixed income securities designated to hedge living benefit liabilities, change in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and sales inducement assets (SIA) related to net realized capital (gains) losses, (gain) loss on extinguishment of debt, net realized capital (gains) losses, non-qualifying derivative hedging activities, excluding net realized capital (gains) losses and bargain purchase gain. "Legacy crisis matters" include favorable and unfavorable settlements related to events leading up to and resulting from our September 2008 liquidity crisis. It also includes legal fees incurred by AIG as the plaintiff in connection with such legal matters.

•
AIG Property Casualty

•
Operating income (loss):  In 2012, AIG Property Casualty revised its non-GAAP income measure from underwriting income (loss) to operating income (loss), which includes both underwriting income (loss) and net investment income, but not net realized capital (gains) losses or other (income) expense, legal settlements related to legacy crisis matters described above and bargain purchase gain. Underwriting income (loss) is derived by reducing net premiums earned by claims and claims adjustment expense and underwriting expenses; which consist of the acquisition costs and general operating expenses;

•
Ratios:  AIG Property Casualty, along with most property and casualty insurance companies, uses the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. These ratios are relative measurements that describe, for every $100 of net premiums earned, the amount of claims and claims adjustment expense, and the amount of other underwriting expenses that would be incurred. A combined ratio of less than 100 indicates an underwriting profit and a combined ratio of over 100 indicates an underwriting loss. The underwriting environment varies across countries and products, as does the degree of litigation activity, all of which affect such ratios. In addition, investment returns, local taxes, cost of capital, regulation, product type and competition can have an effect on pricing and consequently on profitability as reflected in underwriting profit and associated ratios.

•
Accident year loss ratio, as adjusted:  the loss ratio excluding catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments and the impact of reserve discount.

AIG 2012 Form 10-K

      Catastrophe losses are generally weather or seismic events having a net impact on AIG Property Casualty in excess of $10 million each.

    •
    Accident year combined ratio, as adjusted:  the combined ratio excluding catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting.

•
AIG Life and Retirement

  •
  Operating income (loss):  In 2012, we revised our definition of operating income (loss). Operating income (loss) is derived by excluding the following items from net income (loss): legal settlements related to legacy crisis matters described above, changes in fair values of fixed maturity securities designated to hedge living benefit liabilities, net realized capital (gains) losses, and changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital (gains) losses. We believe that Operating income (loss) is useful because excluding these volatile items permits investors to better assess the operating performance of the underlying business by highlighting the results from ongoing operations.

  •
  Premiums, deposits and other considerations:  includes life insurance premiums and deposits on annuity contracts and mutual funds.

•
Other Operations – Operating income (loss):income (loss) excluding certain legal reserves (settlements) related to legacy crisis matters described above, loss on extinguishment of debt, amortization of prepaid commitment fee asset, Net realized capital (gains) losses, net (gains) losses on sale of divested businesses and properties, and income from divested businesses.

Results from discontinued operations are excluded from all of these measures.

AIG 2012 Form 10-K

Executive Overview

This overview of management's discussion and analysis highlights selected information and may not contain all of the information that is important to current or potential investors in AIG's securities. You should read this Annual Report on Form 10-K in its entirety for a complete description of events, trends and uncertainties as well as the capital, liquidity, credit, operational and market risks and the critical accounting estimates affecting AIG and its subsidiaries.

Executive Summary

AIG made solid progress toward many of its strategic objectives in 2012.

We fully repaid governmental support as a result of the Department of the Treasury's sale of its remaining shares of AIG common stock, par value $2.50 per share (AIG Common Stock).*

We improved our financial and operational performance, leading to a third consecutive year of profitability:

•
AIG Property Casualty reported improved operating income and the business also has continued to experience positive pricing trends.

•
AIG Life and Retirement assets under management grew significantly in 2012 from deposits and net flows from individual variable annuities and retail mutual funds and appreciation due to higher equity markets. We enhanced spread income and actively managed through the low interest rate environment.

•
Mortgage Guaranty reported new insurance written of $37.5 billion for 2012 compared to $18.8 billion in 2011 and has experienced improving credit trends.

•
Our investment portfolio performance improved through the use of yield enhancements, including the reduction of our concentration in lower-yielding tax-exempt municipal securities and the purchase of other higher-yielding securities. These purchases include securities acquired through the Federal Reserve Bank of New York's (FRBNY) auction of Maiden Lane III LLC (ML III) assets. Realized capital gains increased because certain assets in unrealized gain positions were sold as part of a program to utilize capital loss tax carryforwards.

•
Our balance sheet is stronger as a result of the issuance of unsecured notes and the monetization of non-core assets.

Our financial flexibility was enhanced by $5.2 billion in cash distributions from subsidiaries.

We announced an agreement to sell ILFC, received final distributions on our interests in Maiden Lane II LLC (ML II) and ML III, and sold our remaining interest in AIA Group Limited (AIA), which will support our capital management initiatives, sharpen our business focus, and enable us to redeploy assets in a more productive manner.

We completed $13.0 billion in share purchases using a portion of the proceeds of our asset sales.

*
The Department of the Treasury continues to hold warrants to purchase approximately 2.7 million shares of AIG Common Stock.

AIG 2012 Form 10-K

Our Performance – Selected Indicators

Years Ended December 31, (in millions, except per share data)	2012	2011	2010

Results of operations data:
Total revenues	$65,656	$59,812	$72,829
Income from continuing operations	7,752	19,540	13,254
Net income attributable to AIG	3,438	20,622	10,058
Income per common share attributable to AIG (diluted)	2.04	11.01	14.98

Balance sheet data:
Total assets	$548,633	$553,054	$675,573
Long-term debt	48,500	75,253	106,461
Total AIG shareholders' equity	98,002	101,538	78,856
Book value per common share	66.38	53.53	561.40

AIG 2012 Form 10-K

     TOTAL REVENUES ($ millions)

*         Comparability between 2011 and 2010 data is affected by the deconsolidation of AIA in the fourth quarter of 2010.

AIG 2012 Form 10-K

The following table presents a reconciliation of pre-tax income (loss) to operating income (loss) by operating segment and after-tax operating income (loss), which are non-GAAP measures. See Use of Non-GAAP Measures for additional information.

Years Ended December 31, (in millions)	2012	2011	2010

AIG Property Casualty
Pre-tax income (loss)	$1,837	$1,820	$(93)
Net realized capital (gains) losses	2	(607)	38
Legal settlements*	(17)	–	–
Bargain purchase gain	–	–	(332)
Other (income) expense – net	(2)	5	(669)

Operating income (loss)	$1,820	$1,218	$(1,056)

AIG Life and Retirement
Pre-tax income	$3,780	$2,956	$2,701
Legal settlements*	(154)	–	–
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities	(37)	–	–
Net realized capital (gains) losses	(630)	(6)	1,251
Change in benefit reserves and DAC, VOBA and SIA related to net realized capital (gains) losses	1,201	327	104

Operating income	$4,160	$3,277	$4,056

Other Operations
Pre-tax income (loss)	$3,899	$(4,703)	$17,611
Net realized capital gains	(501)	(12)	(908)
Net (gains) losses on sale of divested businesses	2	74	(18,897)
Amortization of prepaid commitment fee asset	–	–	3,471
Legal reserves	754	20	3
Legal settlements*	(39)	–	–
Deferred gain on FRBNY credit facility	–	(296)	–
Loss on extinguishment of debt	9	3,143	104
Divested businesses	–	–	(1,875)

Operating income (loss)	$4,124	$(1,774)	$(491)

Total
Operating income of reportable segments and other operations	$10,104	$2,721	$2,509
Consolidations, eliminations and other adjustments	(20)	(190)	(301)
Income tax benefits (expenses)	(3,187)	243	(1,585)
Non-controlling interest	(262)	(688)	(2,172)

After-tax operating income (loss)	$6,635	$2,086	$(1,549)

*         Reflects litigation settlement income recorded in 2012 from settlements with three financial institutions that participated in the creation, offering and sale of RMBS as to which AIG and its subsidiaries suffered losses either for their own accounts or in connection with their participation in AIG's securities lending program.

AIG 2012 Form 10-K

PRE-TAX INCOME (LOSS) ($ millions)

OPERATING INCOME (LOSS) ($ millions)

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

AIG Property Casualty Operating Segment Changes

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

In the fourth quarter of 2012, to increase the focus on the drivers of the losses and proactively mitigate reserve development and legal costs, the management of certain environmental liability businesses written prior to 2004 was moved from Commercial Insurance to a separate claims organization. To align financial reporting with the internal management changes, this environmental (1987-2004) business is reported in the Other category. These revisions did not affect our total reportable segment results previously reported.

Sale of ILFC and Discontinued Operations Presentation

On December 9, 2012, AIG entered into an agreement to sell 80.1 percent of ILFC for approximately $4.2 billion in cash, with an option for the purchaser to buy an additional 9.9 percent stake (the ILFC Transaction). The sale is expected to close in 2013. At the closing of the transaction, in connection with the termination of intercompany arrangements between AIG and ILFC, AIG will return $1.1 billion to ILFC. As a result, ILFC operating results, which were previously presented in the Aircraft Leasing segment, have been classified as discontinued operations in all periods, and associated assets and liabilities have been classified as held-for-sale at December 31, 2012. See Note 4 to the Consolidated Financial Statements for further discussion.

AIG 2012 Form 10-K

Changes in Fair Value of Derivatives

To align the presentation of changes in the fair value of derivatives with changes in the administration of AIG's derivatives portfolio, changes were made to the presentation within the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. Specifically, amounts attributable to derivative activity where AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively AIGFP) is an intermediary for AIG subsidiaries have been reclassified from Other income to Net realized capital gains (losses).

Liquidity and Capital Resources Highlights

In March 2012, AIG paid down in full the $8.6 billion remaining preferred interests (the AIA SPV Preferred Interests) in the special purpose vehicle holding the proceeds of the AIA initial public offering (the AIA SPV) held by the Department of the Treasury.

In addition, in 2012, the Department of the Treasury, as selling shareholder, sold its remaining shares of AIG common stock by completing five registered public offerings in March, May, August, September and December (collectively, the 2012 Offerings). The Department of the Treasury sold approximately 1.5 billion shares of AIG Common Stock for aggregate proceeds of approximately $45.8 billion in the 2012 Offerings. We purchased approximately 421 million shares of AIG Common Stock at an average price of $30.86 per share for an aggregate purchase amount of approximately $13.0 billion in the first four of the 2012 Offerings. We did not purchase any shares in the December 2012 offering.

In 2012, AIG received $10.1 billion in distributions from the FRBNY's final disposition of ML II and ML III assets. Also in 2012, we sold our entire remaining interest in AIA ordinary shares for gross proceeds of approximately $14.5 billion.

Additional discussion and other liquidity and capital resources developments are included in Note 17 to the Consolidated Financial Statements and Liquidity and Capital Resources herein.

Investment Highlights

Net investment income increased 38 percent to $20.3 billion in 2012 compared to 2011, primarily through our previous investments in ML III and AIA. The overall credit rating of our fixed maturity portfolio was largely unchanged, and other-than- temporary impairments declined compared to prior year levels.

•
Our insurance operations achieved a $1.3 billion increase in net investment income in spite of the challenges presented by a continuing low rate environment. Net investment income improved due to the impact of yield enhancement initiatives and higher base yields. While corporate debt securities represented the core of new investment allocations, we continued to focus on risk weighted opportunistic investments in residential mortgage-backed (RMBS) and other structured securities to improve yields. These included purchases of assets sold in the ML II and ML III auctions by the FRBNY.

•
The unrealized appreciation of our investment portfolio grew from approximately $5.5 billion in 2011 to approximately $10.7 billion in 2012. This was driven by declining interest rates and narrowing spreads in both investment grade and high yield asset portfolios. We realized higher gains on the sales of securities compared to the prior year as we repositioned assets to meet strategic and tactical asset allocation objectives. Other-than-temporary Impairments were lower than the prior year, in part driven by favorable developments in the housing sector which drove strong performance in our structured products portfolios.

•
The overall credit ratings of our fixed maturity investments were largely unchanged from last year, reflecting a continued focus on long term risk adjusted portfolio performance.

AIG 2012 Form 10-K

Risk Management Highlights

Our Risk Management Process

Risk management is an integral part of managing our businesses. It is a key element of our approach to corporate governance. We have an integrated process for managing risks throughout the organization. The framework of our Enterprise Risk Management (ERM) system provides senior management with a consolidated view of our major risk positions.

Our risk management process includes:

•

An enhanced risk governance structure that supports consistent and transparent decision making. We have recently revised our corporate policies to ensure that accountability for the implementation and oversight of each policy is better aligned with individual corporate executives while specialized risk governance committees already in operation receive regular reporting regarding policy compliance.

•

Risk committees at our corporate level as well as in each business unit that manage the development and maintenance of a risk and control culture encompassing all significant risk categories. Our Board of Directors oversees the management of risk through the complementary functioning of the Finance and Risk Management Committee (the FRMC) and the Audit Committee, as well as through its regular interaction with other committees of the Board.

•

A capital and liquidity stress testing framework to assess our aggregate exposure to our most significant risks. We conduct enterprise-wide stress tests under a range of scenarios to better understand the resources needed to support our subsidiaries and consolidated company.

Risk Management

•

We remain committed to adhering to the highest standards of risk management and corporate governance.

•

We continue to promote awareness and accountability for key risk and business decisions, and performance than in the past.

•

We manage risks better by applying performance metrics that enable us to assess risk more clearly and address evolving market conditions.

Strategic Outlook

Industry Trends

Our business is affected by industry and economic factors such as interest rates, credit and equity market conditions, regulation, tax policy, competition, and general economic, market and political conditions. In 2012, and continuing into 2013, we operated under difficult market conditions, characterized by factors such as low interest rates, instability in the global markets due to the European debt crisis, and slow growth in the U.S. economy.

The prevailing interest rate climate has a particularly significant effect on our industry. Investment returns have declined as the U.S. fixed income market remains in a low interest rate environment. In addition, current market conditions may not necessarily permit insurance companies to increase pricing across all our product lines.

AIG 2012 Form 10-K

AIG Priorities for 2013

AIG is focused on the following priorities for 2013:
• Strengthen and improve the operating performance of our core businesses;
• Consummate the sale of up to 90 percent of our interest in ILFC;
• Enhance the yield on our investments while maintaining focus on credit quality;
• Manage AIG's capital and interest expense more efficiently by redeploying excess capital in areas that promote profitable growth;
• Work with the Board of Governors of the Federal Reserve System (the FRB) in its capacity as AIG's principal regulator; and
• Reduce recurring operating expenses by leveraging AIG's scale and driving increased standardization through investments in infrastructure.

Strategic Outlook for Our Operating Businesses

The strategic outlook for each of our businesses and management initiatives to improve growth and performance in 2013 and over the longer term are described below.

AIG PROPERTY CASUALTY STRATEGIC OUTLOOK

We expect that the current low interest rate environment and ongoing uncertainty in global economic conditions will continue to challenge the growth of net investment income and limit growth in some markets through at least 2013. These conditions, coupled with overcapacity in the property casualty insurance industry business, are leading carriers to tighten terms and conditions, shed unprofitable business and develop advanced data analytics in order to improve profitability.

We have observed improving trends in certain key indicators that may offset the effect of current economic challenges. Commencing in the second quarter of 2011, and continuing since, we have benefited from favorable pricing trends, particularly in our U.S. commercial business. The property casualty insurance industry is beginning to experience modest growth as a result of this positive rate trend and an increase in overall exposures in some markets. We expect that expansion in certain growth economies will occur at a faster pace than in developed countries, although at levels lower than those previously expected due to revised economic assumptions.

AIG 2012 Form 10-K

AIG Property Casualty is focused on the following strategic initiatives:

Business Mix Shift
... .

We expect that shifting our mix of business to higher value lines and geographies of opportunity will generate business with more favorable underwriting results. However, as a result of the business mix shift to consumer products, higher value commercial products, and the investment in growth economy nations, policy acquisition expenses, including direct marketing costs, are expected to continue to increase.

Underwriting Excellence
... .

We anticipate that refining technical pricing account management tools and marketing analytics will further enhance our risk selection process. We believe that accident year loss ratios will continue to improve due to these actions.

Claims Best Practices
... .

We expect to reduce loss costs by realizing greater efficiencies in servicing customer claims, introducing fraud detection tools and developing knowledge of the economic drivers of losses, which will proactively mitigate reserve development and legal costs, and establish effective pricing strategies.

Operating Expense Discipline
... .

We continue to make strategic investments in systems, processes and talent worldwide, which will result in elevated operating expense in the short-term, but is expected to create additional value and greater efficiency beginning in 2014.

AIG Property Casualty
Opportunities

•

Continue shifting toward higher value business to increase profitability.

•

Expand in attractive growth economies, specifically in Asia Pacific, the Middle East and Latin America.

•

Enhance risk selection and pricing to earn returns commensurate to the risk assumed.

•

Implement improved claims practices and advanced technology to lower the loss ratio.

•

Apply operating expense discipline and drive efficiencies by leveraging our global footprint.

•

Optimize the investment portfolio by aligning it with our risk appetite and tax objectives.

Capital Efficiency

We plan to continue to execute capital management initiatives by enhancing broad-based risk tolerance guidelines for our operating units, implementing underwriting strategies to increase return on equity by line of business and reducing exposure to businesses with inadequate pricing and increased loss trends. In addition, we remain focused on enhancing our global reinsurance strategy to improve capital efficiency.

We continue to streamline our legal entity structure, to enhance transparency with regulators and optimize capital and tax efficiency. For the year ended December 31, 2012, we completed 41 legal entity and branch restructuring transactions. We completed the integration of our European operations into a single pan-European insurance company, AIG Europe Limited, and continued the restructuring activities in the Asia Pacific region, including focusing on the strategy to consolidate the Japan operations under one holding company. During 2012, our restructuring and capital management initiatives enabled certain subsidiaries in Europe and the Asia Pacific region to return $575 million of capital to be used for general corporate purposes. We continue to implement restructuring plans in each region and the overall end state structure is expected to be mostly completed by the end of 2014.

Our Investment Strategy for AIG Property Casualty

Consistent with AIG's worldwide insurance investment policy, we place primary emphasis on investments in fixed maturity securities issued by corporations, municipalities and other governmental agencies, and to a lesser extent, common stocks, private equity, hedge funds and other alternative investments. We also attempt to enhance returns through investments in a diversified portfolio of private equity funds, hedge funds, and partnerships. Although these

AIG 2012 Form 10-K

investments are subject to periodic volatility, they have historically achieved yields in excess of the base portfolio yields. Our expectation is that these alternative investments will continue to outperform the base portfolio yields over the long-term.

Opportunistic investments in structured securities and other yield-enhancement opportunities continue to be made with the objective of increasing net investment income. Overall base yields increased in 2012 due to the portfolio mix shift away from tax-exempt municipal bonds toward taxable instruments; overall investment purchases were made at expected yields higher than the weighted average yields of the existing portfolio.

In 2013, we expect to continue to refine our investment strategy, which includes asset diversification and yield-enhancement opportunities that meet our liquidity, duration and credit quality objectives as well as current risk-return and tax objectives.

See Segment Results – AIG Property Casualty Operations – AIG Property Casualty Results - AIG Property Casualty Investing and Other Results and Note 7 to the Consolidated Financial Statements for additional information.

AIG LIFE AND RETIREMENT STRATEGIC OUTLOOK

AIG Life and Retirement's businesses and the life and annuity industry continue to be affected by the current economic environment of low interest rates and volatile equity markets. Continued low interest rates put pressure on long-term investment returns, negatively affect future sales of interest rate-sensitive products and reduce future profits on certain existing business. Also, products such as payout annuities and traditional life insurance that are not rate-adjustable may require increases in reserves if future investment yields are insufficient to support current valuation interest rates. Equity market volatility may result in higher reserves for variable annuity guarantee features, and both equity market volatility and low interest rates can affect the recoverability and amortization rate of DAC assets.

During 2012, AIG Life and Retirement implemented a number of management actions to proactively address the impact of low interest rates. These actions include a continued disciplined approach to new business pricing of interest sensitive products (e.g. fixed annuities), active management of renewal crediting rates, increased pricing in certain life insurance products and re-filing of products to continue lowering minimum rate guarantees.

AIG Life and Retirement Opportunities • Grow assets under management • Increase life insurance in force • Enhance return on equity

AIG Life and Retirement is focused on the following strategic initiatives:

Growth of Assets Under Management

AIG Life and Retirement plans to fully leverage its unified all-channel distribution organization to increase sales of profitable products across all channels. In addition, management will pursue select institutional market opportunities where AIG Life and Retirement's scale and capacity provides a competitive market advantage. AIG Life and Retirement is well positioned to capitalize on the growing demand for income solutions while certain competitors are scaling back in this market. AIG Life and Retirement will continue to manage the risks associated with variable annuity living benefits through innovative product designs and hedging strategies. Given the size and diversity of AIG Life and Retirement's overall product portfolio, variable annuity reserves are a relatively small portion of its total reserves compared to others in this market. As a result of a broad distribution network and a more favorable competitive environment, AIG Life and Retirement expects variable annuity sales to remain strong for 2013.

Increase Life Insurance In force

AIG Life and Retirement's strategic focus related to life insurance and other mortality-based products includes disciplined underwriting, active expense management and product innovation. AIG Life and Retirement's distribution

AIG 2012 Form 10-K

strategy is to grow new sales by strengthening the core retail independent and career agent distributor channels and expanding its market presence through the development of innovative life insurance offerings based on consumer focused research to drive superior, differentiated product solutions. In addition, AIG Life and Retirement is enhancing its service and technology platform through the consolidation of its life operations and administrative systems, which is expected to result in a more efficient, cost-competitive and agile operating model.

Enhance Return on Equity

AIG Life and Retirement expects to leverage its streamlined legal entity structure to enhance financial strength and durability capital efficiency and ease of doing business. AIG Life and Retirement completed the merger of six life insurance operating legal entities into American General Life Insurance Company effective December 31, 2012. This merger will allow for more effective capital and dividend planning while creating operating efficiencies and making it easier for producers and customers to do business with AIG Life and Retirement. AIG Life and Retirement also plans to improve operational efficiencies and service through investments in technology, more productive use of existing resources and further use of lower-cost operations centers.

Our Investment Strategy for AIG Life and Retirement

AIG Life and Retirement places primary emphasis on investments in fixed maturity securities issued by corporations, municipalities and other governmental agencies, structured securities collateralized by, among others, residential and commercial real estate, and to a lesser extent, commercial mortgage loans, private equity, hedge funds, other alternative investments, and common and preferred stock.

Our fundamental investment strategy is to maintain primarily a diversified, high quality portfolio of fixed maturity securities and, as nearly as is practicable, to match the duration characteristics of our liabilities with assets of comparable duration. In addition, AIG Life and Retirement enhances its returns through investments in a diversified portfolio of private equity funds, hedge funds and affordable housing partnerships. Although returns on these investments are more volatile than our base fixed maturity securities portfolio, they have historically achieved higher total returns and yields than the base portfolio yields. AIG Life and Retirement's expectation is that these alternative investments will continue to outperform the base portfolio yields over the long-term.

Opportunistic investments in structured securities and other yield enhancement opportunities continue to be made with the objective of increasing net investment income. Overall base yields increased in 2012 due to the reinvestment of significant amounts of cash and short term investments during 2011. However, base yields have been declining in the latter half of 2012 as investment purchases were made at yields lower than the weighted average yield of the existing portfolio. During prolonged periods of low or declining interest rates, AIG Life and Retirement has to invest net flows and reinvest interest and principal payments from its investment portfolio in lower yielding securities.

See Segment Results – AIG Life and Retirement Operations and Note 7 to the Consolidated Financial Statements for additional information.

Other Operations

Mortgage Guaranty

The following are expected to continue to affect results for 2013:

•

Market developments – UGC is a market leader in the mortgage insurance industry with a differentiated risk-based pricing model that is designed to produce high quality new business. The withdrawal of certain competitors from the market during 2011 combined with UGC's investment grade rating and risk-based pricing has positioned UGC to take advantage of market opportunities. UGC plans to continue to execute this strategy during 2013 and to further enhance its market position. UGC will continue to review its new business pricing relative to changes in the market to ensure that the price of coverage is commensurate with the level of risk being underwritten.

Mortgage Guaranty Opportunities • Increase market share through competitor differentiation. • Improve the risk profile of new insurance written. • Build our market leadership position.

AIG 2012 Form 10-K

•
Delinquent inventory review – During 2011 and 2012, UGC requested that lenders file claims, in accordance with the terms of the respective master policies, on approximately 21,000 accounts that had been delinquent approximately 24 months or more and were not expected to cure. Many of these delinquencies were the result of the foreclosure moratorium discussed below. Through December 31, 2012, UGC received responses to approximately 96 percent of these requests. While accelerating the payment of claims, these requests also impacted the cure rate of the delinquent inventory which in turn impacted UGC's estimate of reserve for loss and loss adjustment expenses. During 2013, reserve development may continue to have an impact on the business. UGC expects that newly reported delinquent loans will continue to decline during 2013 and that the delinquent inventory will decline further albeit at a slower rate than in 2012. However, the extent of the decline in delinquencies and the number of newly reported delinquencies is dependent on the prevailing macroeconomic conditions and the extent that the domestic economy does or does not improve. UGC will closely monitor these trends and the impact on its incurred loss and loss expenses in 2013.

•
Foreclosure delays – Since 2010, a variety of servicing practices have come to light that have delayed the foreclosure process in many states. Some of these practices, such as the "robo-signing" of affidavits in judicial foreclosures, have resulted in government investigations into lenders' foreclosure practices. These developments have slowed the reporting of foreclosures, which has in turn slowed the filing of mortgage insurance claims and increased the uncertainty surrounding the determination of the liability for losses and loss adjustment expenses. UGC's assumptions regarding future foreclosures on current delinquencies take into consideration this trend, although significant uncertainty remains surrounding the determination of the liability for unpaid claims and claims adjustment expenses. UGC expects that this trend may continue for 2013 and may negatively affect UGC's future financial results. Final resolution of these issues is uncertain and UGC cannot reasonably estimate the ultimate financial impact that any resolution, individually or collectively, may have on its future results of operations or financial condition.

Global Capital Markets (GCM)

AIG Markets acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services. The derivative portfolio of AIG Markets consists primarily of interest rate and currency derivatives.

The remaining derivatives portfolio of AIGFP consists primarily of hedges of the assets and liabilities of the DIB and a portion of the legacy hedges for AIG and its subsidiaries. Future hedging needs for AIG and its subsidiaries will be executed through AIG Markets. AIGFP's derivative portfolio consists primarily of interest rate, currency, credit, commodity and equity derivatives. Additionally, AIGFP has a credit default swap portfolio being managed for economic benefit and with limited risk. The AIGFP portfolio continues to be wound down and is managed consistent with our risk management objectives. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions that we believe are of low complexity, low risk or currently not economically appropriate to unwind based on a cost versus benefit analysis.

Direct Investment Book (DIB)

The DIB portfolio is being wound down and is managed with the objective of ensuring that at all times it maintains the liquidity we believe is necessary to meet all its liabilities, as they come due, even under stress scenarios and to maximize return consistent with our risk management objectives. We are focused on meeting the DIB's liquidity needs, including the need for contingent liquidity arising from collateral posting for debt positions of the DIB without relying on resources beyond the DIB. As part of this program management, we may from time to time access the capital markets, subject to market conditions. In addition, we may seek to buy back debt or sell assets on an opportunistic basis, subject to market conditions.

From time to time, we may utilize cash allocated to the DIB that is not required to meet the risk target for general corporate purposes unrelated to the DIB.

Certain non-derivative assets and liabilities of the DIB are accounted for under the fair value option and thus operating results are subject to periodic market volatility. The overall hedging activity for the assets and liabilities of the DIB is executed by GCM. The value of hedges related to the non-derivative assets and liabilities of AIGFP in the DIB are included within the assets and liabilities and operating results of GCM and are not included within the DIB operating results, assets or liabilities.

AIG 2012 Form 10-K

Results of Operations

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three-year period ended December 31, 2012. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section of Item 7. MD&A, in this Annual Report on Form 10-K.

The following table presents AIG's condensed consolidated results of operations:

				Percentage Change
Years Ended December 31, (in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Revenues:
Premiums	$38,011	$38,990	$45,319	(3)%	(14)%
Policy fees	2,791	2,705	2,710	3	–
Net investment income	20,343	14,755	20,934	38	(30)
Net realized capital gains (losses)	929	701	(716)	33	NM
Other income	3,582	2,661	4,582	35	(42)

Total revenues	65,656	59,812	72,829	10	(18)

Benefits, claims and expenses:
Policyholder benefits and claims incurred	31,977	33,450	41,392	(4)	(19)
Interest credited to policyholder account balances	4,362	4,467	4,487	(2)	–
Amortization of deferred acquisition costs	5,709	5,486	5,821	4	(6)
Other acquisition and insurance expenses	9,235	8,458	10,163	9	(17)
Interest expense	2,319	2,444	6,742	(5)	(64)
Net loss on extinguishment of debt	9	2,847	104	(100)	NM
Net (gain) loss on sale of properties and divested businesses	2	74	(19,566)	(97)	NM
Other expenses	2,721	2,470	3,439	10	(28)

Total benefits, claims and expenses	56,334	59,696	52,582	(6)	14

Income from continuing operations before income tax expense (benefit)	9,322	116	20,247	NM	(99)
Income tax expense (benefit)	1,570	(19,424)	6,993	NM	NM

Income from continuing operations	7,752	19,540	13,254	(60)	47
Income (loss) from discontinued operations, net of income tax expense (benefit)	(4,052)	1,790	(969)	NM	NM

Net income	3,700	21,330	12,285	(83)	74

Less: Net income attributable to noncontrolling interests	262	708	2,227	(63)	(68)

Net income attributable to AIG	$3,438	$20,622	$10,058	(83)%	105%

AIG 2012 Form 10-K

AIG 2012 and 2011 Comparison

Income from continuing operations before income taxes for 2012 and 2011 reflected the following:

•

pre-tax income from insurance operations of $5.6 billion in 2012, which included catastrophe losses of $2.7 billion, largely arising from Storm Sandy, and severe losses of $326 million, compared to pre-tax income from insurance operations of $4.8 billion in 2011, which included catastrophe losses of $3.3 billion, largely arising from Hurricane Irene, U.S. tornadoes and the Great Tohoku Earthquake & Tsunami in Japan (the Tohoku Catastrophe) and severe losses of $296 million;

•

increases in fair value of AIG's interest in AIA ordinary shares of $2.1 billion and $1.3 billion in 2012 and 2011, respectively. The increase in fair value in 2012 included a gain on sale of AIA ordinary shares of approximately $0.8 billion;

•

an increase in fair value of AIG's interest in ML III of $2.9 billion in 2012, compared to a decrease in fair value of $646 million in the same period of 2011;

•

an increase in estimated litigation liability of approximately $783 million for the year ended December 31, 2012 based on developments in several actions;

•

litigation settlement income of $210 million in 2012 from settlements with three financial institutions who participated in the creation, offering and sale of RMBS from which AIG and its subsidiaries suffered losses either for their own accounts or in connection with their participation in AIG's securities lending program; and

•

a $3.3 billion net loss, primarily consisting of the accelerated amortization of the remaining prepaid commitment fee asset resulting from the termination of the credit facility provided by the FRBNY (the FRBNY Credit Facility) in 2011. This was partially offset by a $484 million gain on extinguishment of debt in the fourth quarter of 2011 due to the exchange of subordinated debt.

A Year of Progress

•

For the third consecutive year we posted a full year profit.

•

Our total AIG Property Casualty accident year loss ratio, as adjusted, improved each year during the past three years.

•

We enhanced spread income and actively managed through the low interest rate environment.

•

Our investment portfolio performance improved due to the completion of the cash deployment in 2011.

For the year ended December 31, 2012, the effective tax rate on pre-tax income from continuing operations was 16.8 percent. This rate differs from the statutory rate primarily due to tax benefits of $1.9 billion related to a decrease in the life-insurance-business capital loss carryforward valuation allowance and $302 million associated with tax exempt interest income. These items were partially offset by charges in uncertain tax positions of $586 million and $172 million associated with the effect of foreign operations.

For the year ended December 31, 2011, the effective tax rate on pre-tax income from continuing operations was not meaningful, due to the significant effect of releasing approximately $18.4 billion of the deferred tax asset valuation allowance. Other factors that contributed to the difference from the statutory rate included tax benefits of $454 million associated with tax exempt interest income, $386 million associated with the effect of foreign operations, and $224 million related to our investment in subsidiaries and partnerships.

In 2012, AIG recorded a loss from discontinued operations, net of income taxes, of $4.1 billion, which included a pre-tax loss of $6.7 billion on the announced sale of ILFC.

After-tax operating income for 2012 was $6.6 billion compared to $2.1 billion for 2011.

AIG 2012 Form 10-K

AIG 2011 and 2010 Comparison

Income from continuing operations before income taxes for 2011 and 2010 reflected the following:

•
pre-tax income from insurance operations of $4.8 billion in 2011 which included the catastrophe losses described above, compared to $2.6 billion in 2010, which included catastrophe losses of $1.1 billion;

•
a $3.3 billion net loss on extinguishment of debt from the termination of the FRBNY Credit Facility on January 14, 2011. This was partially offset by a $484 million gain on extinguishment of debt in the fourth quarter of 2011 due to the exchange of junior subordinated debt;

•
$604 million in unfavorable fair value adjustments on AIG's economic interest in ML II and equity interest in ML III (together, the Maiden Lane Interests);

•
our 2010 results included gains of $19.6 billion on sales of divested businesses. These included a $18.1 billion gain from the initial public offering and listing of AIA ordinary shares on the Hong Kong Stock Exchange on October 29, 2010, and a gain of $1.3 billion recognized in 2010 related to the sale of our headquarters building in Tokyo in 2009, which gain had been deferred until the expiration of certain lease provisions; and

•
we had income in 2010 from divested businesses prior to their sale totaling $2.4 billion, primarily representing AIA.

Partially offsetting these declines were:

•
a decrease in interest expense of $4.1 billion primarily resulting from the January 2011 repayment of the FRBNY Credit Facility;

•
an increase in the fair value of AIA ordinary shares; and

•
a reduction in realized capital losses in 2011 compared to 2010.

As discussed above, AIG released $18.4 billion of the deferred tax asset valuation allowance for the U.S. consolidated income tax group in 2011.

For the year ended December 31, 2010, the effective tax rate on pre-tax income from continuing operations was 34.5 percent. This rate differs from the statutory rate primarily due to tax benefits of $1.3 billion associated with our investment in subsidiaries and partnerships, principally the AIA SPV which is treated as a partnership for U.S. tax purposes, and $587 million associated with tax exempt interest, partially offset by an increase in the deferred tax asset valuation allowance attributable to continuing operations of $1.4 billion.

In 2011, AIG recorded income from discontinued operations net of taxes of $1.8 billion, which included a pre-tax gain of $3.5 billion recorded in the first quarter of 2011 on the sale of AIG Star Life Insurance Co., Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison). This compared to a net loss of $969 million in 2010, which included goodwill impairment charges of $4.6 billion associated with the sale of American Life Insurance Company (ALICO), AIG Star and AIG Edison.

AIG 2012 Form 10-K

The following table presents a reconciliation of income attributable to AIG from continuing operations to after-tax operating income (loss):

Years Ended December 31, (in millions)	2012	2011	2010

Net income	$3,700	$21,330	$12,285
Income (loss) from discontinued operations, net of income tax expense (benefit)	(4,052)	1,790	(969)

Income from continuing operations	7,752	19,540	13,254
Net (gains) losses on sale of divested businesses	1	48	(15,326)
Income from divested businesses	–	(16)	(1,552)
Legacy FIN 48 and other tax adjustments	543	–	–
Legal reserves (settlements) related to legacy crisis matters	353	13	2
Deferred income tax valuation allowance (releases) charges	(1,911)	(18,307)	1,392
Amortization of FRBNY prepaid commitment fee asset	–	2,358	2,255
Changes in fair value of AIG Life and Retirement fixed income securities designated to hedge living benefit liabilities	(24)	–	–
Change in benefit reserves and DAC, VOBA and SIA related to net realized capital (gains) losses	781	202	74
(Gain) loss on extinguishment of debt	6	(520)	104
Net realized capital (gains) losses	(586)	(460)	1,104
Non-qualifying derivative hedging gains, excluding net realized capital (gains) losses	(18)	(84)	(352)
Bargain purchase gain	–	–	(332)

After-tax operating income	6,897	2,774	623
Net income from continuing operations attributable to noncontrolling interests	262	688	2,172

After-tax operating income (loss)	$6,635	$2,086	$(1,549)

After-tax operating income increased in 2012 compared to 2011 primarily due to increases in income from insurance operations and in the fair value gains on AIG's interest in AIA ordinary shares and AIG's interest in ML III, discussed above. This was partially offset by an increase in income tax expenses in 2012 compared to an income tax benefit in 2011.

For the year ended December 31, 2012, the effective tax rate on pre-tax operating income was 31.6 percent. The effective tax rate for the year ended December 31, 2012, attributable to pre-tax operating income differs from the statutory rate primarily due to tax exempt interest income and other permanent tax items.

For the year ended December 31, 2011, the effective tax rate on pre-tax operating income was (9.6) percent. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax exempt interest income, tax benefits associated with non-controlling interests, as well as discrete tax benefits recorded during the year.

We reported after-tax operating income in 2011 compared to after-tax operating losses in 2010 primarily due to a net charge to strengthen AIG Property Casualty's loss reserves in 2010, partially offset by higher catastrophe losses in 2011.

For the year ended December 31, 2010, the effective tax rate on pre-tax operating income was 70.2 percent. The effective tax rate attributable to pre-tax operating income for the year ended December 31, 2010 differs from the statutory rate primarily due to tax benefits associated with divested businesses, which are excluded from after-tax operating income.

Segment Results

AIG reports the results of its operations through two reportable segments: AIG Property Casualty and AIG Life and Retirement. The Other operations category consists of businesses and items not allocated to our reportable segments.

AIG 2012 Form 10-K

The following table summarizes the operations of each reportable segment. See also Note 3 to the Consolidated Financial Statements.

				Percentage Change
Years Ended December 31, (in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Total revenues:
AIG Property Casualty	$39,781	$40,722	$37,207	(2)%	9%
AIG Life and Retirement	16,767	15,315	14,747	9	4

Total reportable segments	56,548	56,037	51,954	1	8
Other Operations	9,974	4,079	21,405	145	(81)
Consolidation and eliminations	(866)	(304)	(530)	(185)	43

Total	65,656	59,812	72,829	10	(18)

Pre-tax income (loss):
AIG Property Casualty	1,837	1,820	(93)	1	NM
AIG Life and Retirement	3,780	2,956	2,701	28	9

Total reportable segments	5,617	4,776	2,608	18	83
Other Operations	3,899	(4,703)	17,611	NM	NM
Consolidation and eliminations	(194)	43	28	NM	54

Total	9,322	116	20,247	NM	(99)

A discussion of significant items affecting pre-tax segment income follows. Factors that affect operating income for a specific business segment are discussed in the detailed business segment analysis.

2012 and 2011 Pre-tax Income Comparison

AIG Property Casualty – Pre-tax income increased slightly in 2012 compared to 2011. The increase in pre-tax income was the result of lower underwriting losses due to the impact of lower catastrophe losses, underwriting improvements related to rate increases and enhanced risk selection, higher net investment income due to asset diversification by reducing the concentration in tax-exempt municipal instruments and increasing investments in private placement debt and structured securities. These increases were partially offset by higher acquisition costs as a result of the change in business mix from Commercial Insurance to Consumer Insurance and higher general operating expenses and lower net realized capital gains.

AIG Life and Retirement – Pre-tax income increased in 2012 compared to 2011, principally due to efforts to actively manage net investment spreads. Results benefited from higher net investment income, lower interest credited, lower reserves for death claims and the impact of more favorable separate account performance on DAC amortization and policyholder benefit reserves. These items were partially offset by significant proceeds from a legal settlement in 2011, higher mortality costs and an increase in GIC reserves.

Other Operations – Other Operations recorded pre-tax income in 2012 compared to a pre-tax loss in 2011 due to fair value and realized gains in our interest in AIA ordinary shares, and in our interest in ML III, partially offset by an increase in estimated litigation liability, and a loss on extinguishment of debt of $3.3 billion in 2011 in connection with the termination of the FRBNY Credit Facility.

AIG 2012 Form 10-K

2011 and 2010 Pre-tax Income Comparison

AIG Property Casualty – AIG Property Casualty generated pre-tax income in 2011 compared to a pre-tax loss in 2010. The increase in pre-tax income was the result of lower underwriting losses primarily due to an increase in premium revenues, resulting from the consolidation of Fuji commencing in the third quarter of 2010 and lower prior year adverse development in 2011. These increases in pre-tax income were partially offset by higher catastrophe losses, and higher acquisition and general operating expenses due to a change in business mix.

Pre-tax income also increased as a result of net realized gains in 2011 compared to realized capital losses in 2010 due to an increase in gains on sales of securities, economic hedges and foreign exchange. In 2010, AIG Property Casualty recognized a bargain purchase gain from the acquisition of Fuji and a gain on divested properties.

AIG Life and Retirement – Pre-tax income increased in 2011 compared to 2010 primarily due to net realized capital gains in 2011 compared to net realized capital losses in 2010 as a result of a decline in other-than-temporary impairments, partially offset by lower net investment income due to lower base yields and an increase in death claim reserves in conjunction with the use of the Social Security Death Master File (SSDMF) to identify potential claims not yet filed with its life insurance companies.

Other Operations – Other Operations recorded a pre-tax loss in 2011 compared to pre-tax income in 2010 due to a net gain on sale of divested businesses in 2010, primarily related to AIA.

AIG Property Casualty

AIG Property Casualty 2012 Highlights

Net premiums written decreased for the year ended December 31, 2012 reflecting the continued execution of our strategic initiatives to improve business mix, pricing and loss performance. Declines within Commercial Insurance due to certain lines of business that did not meet internal operating objectives were partially offset by an increase in Consumer Insurance net premiums written.

The loss ratio improved by 4.4 points for the year ended December 31, 2012, due to a decrease in catastrophe losses, the benefit from positive pricing trends, the execution of our strategic initiatives and an increase in reserve discount. Catastrophe losses, adjusted for reinstatement premiums, were $2.7 billion in 2012, primarily as a result of Storm Sandy in the fourth quarter of 2012, compared to $3.3 billion in 2011. For the years ended December 31, 2012 and 2011, catastrophe losses contributed 7.5 and 9.2 points to the loss ratio, respectively. Net prior year adverse development, including related premium adjustments was $445 million and $39 million for the years ended December 31, 2012 and 2011, respectively.

The acquisition ratio increased by 1.8 points for the year ended December 31, 2012, primarily due to the change in business mix to higher value lines and increased market competition, the restructuring of the loss-sensitive business with low commission rates, and changes in our reinsurance strategy, all resulting in higher commissions.

The general operating expense ratio increased by 2.4 points for the year ended December 31, 2012, as we continue to build, strengthen and streamline our financial and operating systems infrastructure and control environment throughout the organization, particularly in financial reporting, policy and claims administration, and human resources as a result of our continued investment in our employees. The total costs of these initiatives were approximately $455 million for the year ended December 31, 2012, an increase of approximately $233 million from the prior year. In addition, bad debt expense increased by approximately $143 million from the prior year.

Net investment income increased by 11.0 percent for the year ended December 31, 2012, due to asset diversification by reducing the concentration in tax-exempt municipal instruments and increasing investments in private placement debt and structured securities.

AIG 2012 Form 10-K

We paid cash and non-cash dividends of $2.5 billion to AIG in the year ended December 31, 2012. As a result of Storm Sandy catastrophe losses, AIG contributed $1.0 billion of capital in cash to its U.S. property casualty insurance subsidiaries in December 2012.

AIG Property Casualty Operations

We present our financial information in two operating segments – Commercial Insurance and Consumer Insurance – as well as an Other category.

We will continue to assess the performance of our operating segments based on operating income (loss), loss ratio, acquisition ratio, general operating expense ratio and combined ratio.

We are developing new value-based metrics that provide management shorter-term measures to evaluate our performance across multiple lines and various countries. As an example, we have implemented a risk-adjusted profitability model as a business performance measure. Along with underwriting results, this risk-adjusted profitability model incorporates elements of capital allocations, costs of capital and net investment income. We believe that such performance measures will allow us to better assess the true economic returns of our business.

For the years ended December 31, 2012 and 2011, results reflect the effects of the full year of Fuji operations, while the corresponding 2010 period reflects the effects of Fuji for only two quarters, because we began consolidating Fuji's operating results on July 1, 2010, following its acquisition. Fuji operations primarily relate to Consumer Insurance.

AIG 2012 Form 10-K

AIG Property Casualty Results

The following table presents AIG Property Casualty results:

				Percentage Change
Years Ended December 31, (in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Commercial Insurance
Underwriting results:
Net premiums written	$20,300	$21,055	$20,173	(4)%	4%
Decrease in unearned premiums	500	748	889	(33)	(16)

Net premiums earned	20,800	21,803	21,062	(5)	4
Claims and claims adjustment expenses incurred	16,696	18,332	18,814	(9)	(3)
Underwriting expenses	6,009	5,345	5,252	12	2

Underwriting loss	(1,905)	(1,874)	(3,004)	(2)	38
Net investment income	2,809	3,213	3,309	(13)	(3)

Operating income	$904	$1,339	$305	(32)%	339%

Consumer Insurance
Underwriting results:
Net premiums written	$14,150	$13,762	$11,346	3%	21%
Increase in unearned premiums	(198)	(7)	(67)	NM	90

Net premiums earned	13,952	13,755	11,279	1	22
Claims and claims adjustment expenses incurred	8,498	8,900	6,745	(5)	32
Underwriting expenses	5,613	5,253	4,650	7	13

Underwriting loss	(159)	(398)	(116)	60	(243)
Net investment income	451	354	301	27	18

Operating income (loss)	$292	$(44)	$185	NM %	NM %

Other
Underwriting results:
Net premiums written	$(14)	$23	$93	NM %	(75)%
Decrease in unearned premiums	135	108	87	25	24

Net premiums earned	121	131	180	(8)	(27)
Claims and claims adjustment expenses incurred	591	717	2,308	(18)	(69)
Underwriting expenses	466	272	200	71	36

Underwriting loss	(936)	(858)	(2,328)	(9)	63
Net investment income	1,560	781	782	100	–

Operating income (loss)	624	(77)	(1,546)	NM	95
Net realized capital gains (losses)	(2)	607	(38)	NM	NM
Legal settlement	17	–	–	NM	NM
Bargain purchase gain	–	–	332	NM	NM
Other income (expense) – net	2	(5)	669	NM	NM

Pre-tax income (loss)	$641	$525	$(583)	22%	NM %

Total AIG Property Casualty
Underwriting results:
Net premiums written	$34,436	$34,840	$31,612	(1)%	10%
Decrease in unearned premiums	437	849	909	(49)	(7)

Net premiums earned	34,873	35,689	32,521	(2)	10
Claims and claims adjustment expenses incurred	25,785	27,949	27,867	(8)	–
Underwriting expenses	12,088	10,870	10,102	11	8

Underwriting loss	(3,000)	(3,130)	(5,448)	4	43
Net investment income	4,820	4,348	4,392	11	(1)

Operating income (loss)	1,820	1,218	(1,056)	49	NM
Net realized capital gains (losses)	(2)	607	(38)	NM	NM
Legal settlement	17	–	–	NM	NM
Bargain purchase gain	–	–	332	NM	NM
Other income (expense) – net*	2	(5)	669	NM	NM

Pre-tax income (loss)	$1,837	$1,820	$(93)	1%	NM %

*         Includes gain on divested properties of $669 million in 2010.

AIG 2012 Form 10-K

2012 and 2011 Comparison

AIG Property Casualty Results

Operating income increased in 2012, primarily due to a decrease in catastrophe losses to $2.7 billion from $3.3 billion in the prior year. In addition, net investment income increased due to asset diversification, from concentration in tax-exempt municipal instruments into investments in private placement debt and structured securities. This was slightly offset by an increase in acquisition costs due to the change in business mix to higher value lines of business and the change in business mix from Commercial Insurance to Consumer Insurance. General operating expenses increased due to the continued investment in strategic initiatives and human resources, as a result of AIG's continued investment in its employees. For the year ended December 31, 2012, investments in strategic initiatives totaled approximately $455 million, representing an increase of approximately $233 million over the prior year. In addition, bad debt expense increased by approximately $143 million from the prior year. Net prior year adverse development, including premium adjustments, was $445 million for 2012 compared to $39 million for 2011.

Commercial Insurance Results

Operating income decreased in 2012, primarily due to a decrease in allocated net investment income reflecting a decrease in the risk-free rate. Underwriting losses increased slightly compared to the prior year, reflecting lower catastrophe and improved current accident year losses, the effect of rate increases and enhanced risk selection, and an increase in reserve discount of $100 million, offset by higher acquisition and general operating expenses, and higher adverse prior year development.

Acquisition costs increased primarily as a result of higher commission expense due to the restructuring of the U.S. Casualty, primarily loss-sensitive business, as we move towards higher value lines. General operating expenses increased due to an increase in bad debt expense of approximately $143 million and investments in strategic initiatives.

Consumer Insurance Results

Consumer Insurance generated operating income in 2012 compared to an operating loss in 2011, reflecting a reduction in underwriting loss as well as an increase in allocated net investment income resulting primarily from the strategic group benefits partnership with AIG Life and Retirement. Underwriting results improved due to the combination of lower catastrophe losses, favorable loss reserve development, the effect of rate increases, enhanced risk selection and portfolio management. These improvements were offset in part by higher acquisition and general operating expenses.

Acquisition costs increased primarily due to an increase in warranty profit sharing arrangements, increased investment in direct marketing, and a decrease of approximately $49 million in the benefit from the amortization of VOBA liabilities recognized at the time of the Fuji acquisition. General operating expenses increased in 2012 due to investments in infrastructure and strategic expansion in growth economy nations.

2011 and 2010 Comparison

AIG Property Casualty Results

We recognized operating income in 2011 compared to an operating loss in 2010 primarily due to an increase in premium revenues, partially offset by higher acquisition and general operating expenses. Prior year adverse loss development, net of premium adjustments, decreased from $4.8 billion in 2010 to $39 million in 2011. Catastrophe losses were $3.3 billion in 2011 compared to $1.1 billion in 2010.

Acquisition and general operating expenses increased in 2011, primarily due to the effect of including Fuji results for a full year. General operating expenses also increased due to investments in a number of strategic initiatives during 2011, including the implementation of improved regional governance and risk management capabilities, the implementation of global accounting and claims systems, preparation for Solvency II and certain other legal entity restructuring initiatives.

AIG 2012 Form 10-K

Commercial Insurance Results

Operating income increased in 2011, reflecting the effect of rate increases and enhanced risk selection. These items were partially offset by higher catastrophe losses, higher acquisition expenses and a decrease in the allocated net investment income due to a decrease in the risk-free rate. In 2011, catastrophe losses, adjusted for reinstatement premiums, were $2.6 billion compared to $1.0 billion in 2010, as 2011 included the impact of the Tohoku Catastrophe in Japan and the earthquakes in New Zealand. In 2011, net prior year favorable development, including premium adjustments, was $455 million compared to net prior year adverse development of $2.6 billion in 2010.

Consumer Insurance Results

Consumer Insurance recognized an operating loss in 2011 compared to operating income in 2010 primarily due to an increase in catastrophe losses, which includes the Tohoku Catastrophe and Hurricane Irene. This was partially offset by an improvement in the accident year loss ratio, and an increase in allocated net investment income. Catastrophe losses for the year ended December 31, 2011 were $715 million compared to $66 million during the prior year. Net prior year adverse development was $85 million in 2011 as compared to net prior year favorable development of $63 million in 2010.

See AIG Property Casualty Underwriting Ratios below for further information on prior year development.

AIG Property Casualty Net Premiums Written

The following table presents AIG Property Casualty net premiums written by major line of business:

				Percentage Change
Years Ended December 31, (in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Commercial Insurance
Casualty	$8,574	$9,820	$9,940	(13)%	(1)%
Property	4,191	3,811	3,180	10	20
Specialty	3,576	3,552	3,335	1	7
Financial lines	3,959	3,872	3,718	2	4

Total net premiums written	$20,300	$21,055	$20,173	(4)%	4%

Consumer Insurance
Accident & Health	$6,969	$6,762	$5,774	3%	17%
Personal lines	7,181	7,000	5,572	3	26

Total net premiums written	$14,150	$13,762	$11,346	3%	21%

Other	(14)	23	93	NM	(75)

Total AIG Property Casualty net premiums written	$34,436	$34,840	$31,612	(1)%	10%

AIG 2012 Form 10-K

2012 and 2011 Comparison

Commercial Insurance Net Premiums Written

In 2012, Commercial Insurance focused on the execution of the previously announced strategic objectives. The overall decrease in Casualty was partially offset by increases in all the other lines of business.

Casualty net premiums written decreased, as planned, primarily due to the execution of our strategy to improve loss ratios. Our enhanced risk selection process, and adherence to pricing targets resulted in the non-renewal of approximately $800 million of net premiums written, primarily within the workers' compensation business in the Americas, and within the Primary Casualty business in EMEA. In addition, the restructuring of the loss-sensitive programs decreased Casualty net premiums written by approximately $260 million in 2012. The additional premiums associated with prior year development in the loss-sensitive business also decreased by approximately $120 million. We also entered into a quota share reinsurance treaty in the U.S. for the Excess Casualty business that decreased net premiums written by approximately $60 million. We implemented rate increases in retained business, especially in the U.S., that partially offset the premium decreases noted above.

Property net premiums written increased due to rate increases, primarily in the U.S., reduced catastrophe bond purchases in 2012, and the restructuring of the per-risk reinsurance program as part of our decision to retain more favorable risks while continuing to manage aggregate exposure. Catastrophe exposed business retained in the Americas and Asia Pacific region also benefitted from rate increases.

We have continued the strategy, adopted in 2010, to improve the allocation of our reinsurance between traditional reinsurance markets and capital markets. During 2011, as part of this strategy, we secured a three-year catastrophe bond with an industry index, first occurrence trigger, providing for $575 million in protection for U.S. hurricanes and earthquakes. The bond transaction reduced net premiums written by approximately $201 million in 2011. There were no catastrophe bond purchases in 2012.

Specialty net premiums written increased in 2012 due to the restructuring of the aerospace reinsurance program to retain more favorable risks while continuing to manage aggregate exposure. This increase was slightly offset by our strategic initiatives related to improved risk selection, particularly within products provided to small and medium sized enterprises in the Americas and EMEA regions. We continue to shift our business mix towards higher value lines, particularly in aerospace.

Financial lines net premiums written increased, reflecting strong business growth in all regions, despite targeted decreases where the business did not meet our risk selection and internal performance criteria. Financial lines net premiums written for year ended December 31, 2011 benefited from a multi-year Errors and Omissions policy in the Americas that produced net premiums written of $148 million.

AIG 2012 Form 10-K

Consumer Insurance Net Premiums Written

The Consumer Insurance business continued to grow its net premiums written and build momentum through its multiple distribution channels and continuing focus on direct marketing. Consumer Insurance is well-diversified across the major lines of business and has global strategies that are executed across its regions to enhance customer relationships and business performance. Consumer Insurance currently has direct marketing operations in over 50 countries, and we continued to emphasize the growth of this channel, which for the year ended December 31, 2012, accounted for approximately 15 percent of our overall net premiums written.

A&H net premiums written increased, due to the growth of group personal accident business in the Americas and Asia Pacific, strong growth of new business sales in Fuji Life, travel insurance business, direct marketing programs in Japan and other Asia Pacific nations and growth in individual personal accident in other Asia Pacific nations. This was partially offset by the continuing strategies to reposition U.S. direct marketing operations, as well as pricing and underwriting actions in Europe.

Personal lines net premiums written increased primarily due to the execution of our strategic initiative to grow higher value lines of business in non-automobile products and rate increases in Japan automobile products. Growth in non-automobile net premiums written outpaced growth in automobile net premiums written, increasing its proportion to total net premiums written, due to our focus on diversifying the global product mix.

2011 and 2010 Comparison

Commercial Insurance Net Premiums Written

In 2011, net premiums written increased due to the effects of overall improvements in ratable exposures (i.e., asset values, payrolls and sales), general pricing improvement and retrospective premium adjustments on loss-sensitive contracts. We implemented certain initiatives designed to provide for a more effective use of capital, further growth in the strategic higher value lines of business and improvement in foreign exchange rates.

Casualty net premiums written decreased primarily due to our strategic initiatives in workers' compensation and certain other lines of business, as well as a continued commitment to maintain price discipline in lines where market rates are unsatisfactory. However, given the capital intensive nature of these classes of casualty business, we expect that over time, these actions will improve our results. Net premiums written decreased by approximately $0.6 billion as we ceased writing excess workers' compensation business as a stand-alone product. This was slightly offset by an increase in additional premiums on loss-sensitive business in the amount of approximately $164 million compared to 2010.

Property net premiums written increased due to particularly strong pricing trends in the U.S. and Japan, coupled with changes in the reinsurance strategy resulting in increased retentions. The catastrophe bond transactions in 2011 and 2010 reduced net premiums written by approximately $201 million and $208 million, respectively.

Specialty net premiums written increased due to the strategic initiative to grow higher value lines, including aerospace, global marine, and credit insurance, all of which benefited from the impact of rate increases as well as new business growth.

Financial lines net premiums written increased primarily due to a multi-year Errors and Omissions policy in the Americas that produced net premiums written of $148 million in 2011.

Consumer Insurance Net Premiums Written

Consumer Insurance net premiums written increased in 2011 primarily due to the effect of including Fuji results for a full year, improvement in foreign currency exchange rates, primarily in the Japanese Yen, and further growth in the strategic higher value lines of business. Excluding the effect of the Fuji acquisition and foreign exchange, Consumer Insurance net premiums written declined by one percent in 2011, primarily due to the non-renewal of certain programs in the U.S. and Canada that did not meet internal performance targets in Personal lines business.

A&H net premiums written increased primarily due to the Fuji acquisition, direct marketing, group and individual accident, travel business, and the execution of new business strategies at Fuji Life. Excluding the Fuji acquisition, A&H net premiums written increased by approximately 7 percent, mainly attributable to favorable marketing programs and the benefits of rate increases implemented in 2010 in Japan and the effect of foreign exchange. Growth was also demonstrated in key geographic markets such as China, Continental Europe and Israel.

AIG 2012 Form 10-K

Personal lines net premiums written increased primarily driven by the full year consolidation of Fuji results and growth in auto, personal property, and specialty personal lines products. Excluding the effects of the Fuji acquisition, Personal Lines net premiums decreased one percent, primarily as a result of a management decision to not renew certain programs in the U.S. and Canada that did not meet internal performance targets. Personal Lines continued to grow in key markets, including Japan and other Asia Pacific countries, Latin America, and in key lines, such as personal property and specialty personal lines products.

AIG Property Casualty Net Premiums Written by Region

The following table presents AIG Property Casualty's net premiums written by region:

				Percentage Change in U.S. dollars		Percentage Change in Original Currency
Years Ended December 31,				2012 vs. 2011	2011 vs. 2010	2012 vs. 2011	2011 vs. 2010
(in millions)	2012	2011	2010

Commercial Insurance:
Americas	$13,717	$14,493	$14,302	(5)%	1%	(5)%	1%
Asia Pacific	2,003	1,868	1,326	7	41	7	31
EMEA	4,580	4,694	4,545	(2)	3	1	1

Total net premiums written	$20,300	$21,055	$20,173	(4)%	4%	(3)%	3%

Consumer Insurance:
Americas	$3,913	$3,628	$3,640	8%	–%	9%	–%
Asia Pacific	8,443	8,194	5,826	3	41	2	30
EMEA	1,794	1,940	1,880	(8)	3	(2)	(1)

Total net premiums written	$14,150	$13,762	$11,346	3%	21%	3%	15%

Other:
Americas	$(16)	$23	$93	NM %	(75)%	NM %	NM %
Asia Pacific	2	–	–	NM	NM	NM	NM

Total net premiums written	$(14)	$23	$93	NM %	(75)%	NM %	NM %

Total AIG Property Casualty:
Americas	$17,614	$18,144	$18,035	(3)%	1%	(3)%	1%
Asia Pacific	10,448	10,062	7,152	4	41	3	30
EMEA	6,374	6,634	6,425	(4)	3	–	1

Total net premiums written	$34,436	$34,840	$31,612	(1)%	10%	(1)%	7%

AIG 2012 Form 10-K

2012 and 2011 Comparison

The Americas net premiums written decreased primarily due to the restructuring of the Commercial Insurance Casualty book of business primarily in workers' compensation and loss-sensitive business, slightly offset by rate increases. These decreases were partially offset by continued growth in Consumer Insurance, which was primarily attributable to increases to group accident, personal property, and private client group and warranty lines. Additional premium recognized on the loss-sensitive book of business was $54 million for the year ended December 31, 2012 compared to additional premium of $172 million in the prior year.

Asia Pacific net premiums written increased for the year ended December 31, 2012 primarily due to an increase in Consumer Insurance reflecting growth of personal property business, group personal accident insurance, and direct marketing business in Japan. The expansion in Asia Pacific countries outside Japan also continued in the year ended December 31, 2012, supported by growth in individual personal accident insurance, direct marketing and personal lines products. Commercial Insurance increased in the region primarily due to organic growth and rate increases in Property and moderate organic growth in Specialty and Financial lines.

EMEA net premiums written decreased primarily due to the impact of foreign exchange. The continued execution of underwriting discipline and the reduction in certain casualty lines that did not meet internal performance targets were offset by rate strengthening initiatives on new and renewal business for Commercial Insurance. Consumer Insurance experienced modest growth in travel, warranty, and specialty personal lines products while focused on re-building its direct marketing programs that it previously shared with American Life Insurance Company (ALICO).

2011 and 2010 Comparison

The Americas net premiums written increased slightly as a result of modest growth in Commercial Insurance offset by a small decrease in Consumer Insurance. The increase in Commercial Insurance was primarily due to the pricing improvements in Property and Specialty, which was slightly offset by a decrease in Casualty due to the strategic initiative in workers' compensation. The decrease in Consumer insurance was primarily due to underwriting actions taken in private client group to meet performance targets and a decrease in warranty lines new business in the U.S. and Canada, partially offset by continued growth in travel business and A&H direct marketing in Latin America.

Asia Pacific net premiums written increased as a result of the effect of the full year consolidation of Fuji. Excluding the effect of the Fuji acquisition, net premium written increased 13 percent. The increase in Commercial Insurance was due to rate increases in Property, primarily in Japan. Consumer Insurance business in Asia Pacific countries outside Japan also expanded, supported by growth in nearly all lines of business, particularly individual personal accident insurance, travel, and auto products.

In EMEA, the increase in Commercial Insurance was primarily related to growth in specialty products in line with our strategic initiative to grow higher value lines. Excluding the impact of foreign exchange, Consumer Insurance decreased as the business was focused on rebuilding the direct marketing programs that we previously shared with ALICO and the non-renewal of certain business to retain underwriting discipline. These decreases were largely offset by growth in group accident insurance, automobile and specialty personal lines products.

AIG 2012 Form 10-K

AIG Property Casualty Underwriting Ratios

The following table presents the AIG Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

				Increase (Decrease)
Years Ended December 31,				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010

Commercial Insurance
Loss ratio	80.3	84.1	89.3	(3.8)	(5.2)
Catastrophe losses and reinstatement premiums	(10.9)	(11.9)	(4.8)	1.0	(7.1)
Prior year development net of premium adjustments	(1.2)	1.9	(12.2)	(3.1)	14.1
Change in discount	0.5	0.2	1.9	0.3	(1.7)

Accident year loss ratio, as adjusted	68.7	74.3	74.2	(5.6)	0.1

Acquisition ratio	16.6	14.6	14.1	2.0	0.5
General operating expense ratio	12.3	9.9	10.8	2.4	(0.9)

Expense ratio	28.9	24.5	24.9	4.4	(0.4)

Combined ratio	109.2	108.6	114.2	0.6	(5.6)
Catastrophe losses and reinstatement premiums	(10.9)	(11.9)	(4.8)	1.0	(7.1)
Prior year development net of premium adjustments	(1.2)	1.9	(12.2)	(3.1)	14.1
Change in discount	0.5	0.2	1.9	0.3	(1.7)

Accident year combined ratio, as adjusted	97.6	98.8	99.1	(1.2)	(0.3)

Consumer Insurance
Loss ratio	60.9	64.7	59.8	(3.8)	4.9
Catastrophe losses and reinstatement premiums	(2.7)	(5.2)	(0.6)	2.5	(4.6)
Prior year development net of premium adjustments	0.1	(0.6)	0.6	0.7	(1.2)

Accident year loss ratio, as adjusted	58.3	58.9	59.8	(0.6)	(0.9)

Acquisition ratio	25.0	23.8	26.5	1.2	(2.7)
General operating expense ratio	15.3	14.4	14.7	0.9	(0.3)

Expense ratio	40.3	38.2	41.2	2.1	(3.0)

Combined ratio	101.2	102.9	101.0	(1.7)	1.9
Catastrophe losses and reinstatement premiums	(2.7)	(5.2)	(0.6)	2.5	(4.6)
Prior year development net of premium adjustments	0.1	(0.6)	0.6	0.7	(1.2)

Accident year combined ratio, as adjusted	98.6	97.1	101.0	1.5	(3.9)

Total AIG Property Casualty
Loss ratio	73.9	78.3	85.7	(4.4)	(7.4)
Catastrophe losses and reinstatement premiums	(7.5)	(9.2)	(3.3)	1.7	(5.9)
Prior year development net of premium adjustments	(1.4)	(0.3)	(14.9)	(1.1)	14.6
Change in discount	0.2	(0.1)	1.7	0.3	(1.8)

Accident year loss ratio, as adjusted	65.2	68.7	69.2	(3.5)	(0.5)

Acquisition ratio	19.9	18.1	18.3	1.8	(0.2)
General operating expense ratio	14.8	12.4	12.8	2.4	(0.4)

Expense ratio	34.7	30.5	31.1	4.2	(0.6)

Combined ratio	108.6	108.8	116.8	(0.2)	(8.0)
Catastrophe losses and reinstatement premiums	(7.5)	(9.2)	(3.3)	1.7	(5.9)
Prior year development net of premium adjustments	(1.4)	(0.3)	(14.9)	(1.1)	14.6
Change in discount	0.2	(0.1)	1.7	0.3	(1.8)

Accident year combined ratio, as adjusted	99.9	99.2	100.3	0.7	(1.1)

AIG 2012 Form 10-K

Given the nature of the lines of business and the expenses included in Other, management has determined that the traditional underwriting measures of loss ratio, acquisition ratio, general operating expense ratio and combined ratio do not provide an appropriate measure of underwriting performance. Therefore, these ratios are not separately presented for Other.

See Liability for Unpaid Claims and Claims Adjustment Expense for further discussion of discounting of reserves and prior year development.

2012 and 2011 Comparison

Commercial Insurance Ratios

The improvement in the accident year loss ratio, as adjusted, for the year ended December 31, 2012 reflects the realization of benefits from the continued execution of our multi-faceted strategy to enhance risk selection, pricing discipline, exposure management and claims processing. Although the execution of these strategies resulted in a reduction of Casualty net premiums written, it also improved the accident year loss ratio as we remediated our primary and excess Casualty books in both the Americas and EMEA regions. Financial lines improved due to rate strengthening and restructuring and re-underwriting of certain products. Property improved due to rate strengthening, enhanced engineering and exposure management.

The acquisition ratio increased by 2.0 points primarily due to our strategy of growing higher value lines, which typically incur higher acquisition costs, and the restructuring of our Casualty lines, especially the loss-sensitive

AIG 2012 Form 10-K

business in the U.S. In addition, ceding commissions decreased as a result of restructuring of the Property and Specialty reinsurance program as part of the strategic decision to retain more profitable business while continuing to manage aggregate exposures.

The general operating expense ratio increased by 2.4 points due to increases in bad debt expense, investments in strategic initiatives and human resources, coupled with a lower net premiums earned base. The lower net premiums earned base contributed approximately 0.2 points to the increase in the general operating expense ratio. Bad debt expense increased by approximately $143 million, which contributed approximately 0.7 points to the general operating expense ratio increase in the year ended December 31, 2012. For the year ended December 31, 2012, investments in strategic initiatives, commercial lines platform, our newly formed scientific group, underwriting and pricing tools totaled approximately $51 million, representing an increase of approximately $41 million over the prior year. The remainder of the general operating expense ratio increase was primarily due to higher personnel costs, as part of AIG's continued investment in its employees.

Consumer Insurance Ratios

The accident year loss ratio, as adjusted, in the year ended December 31, 2012 improved in both A&H and Personal lines. The improvement in A&H is primarily attributable to favorable underwriting performance of individual personal accident business in Asia Pacific, targeted underwriting actions, coupled with rate increases and risk selection of group A&H in the U.S. and the overall travel business. The improvement in Personal lines is primarily attributable to improved underwriting and risk selection in the warranty line of business, price sophistication and rate strengthening for Japan, EMEA automobile and the U.S. private client group, and targeted business mix changes that resulted in faster growth in non-automobile products than the automobile line of business. Included in the accident year loss ratio, as adjusted, for the year ended December 31, 2012, are severe losses totaling $33 million. There were no severe losses for the year ended December 31, 2011.

The acquisition ratio increased by 1.2 points primarily due to profit sharing arrangements in lines of business targeted for growth, direct marketing expenses and the reduction in VOBA benefit. Overall direct marketing costs increased by approximately 9 percent in 2012; total direct marketing spending outside the U.S. increased by approximately 18 percent in the same period. There was also a decrease of approximately $49 million in the benefit from the amortization of VOBA liabilities recognized at the time of the Fuji acquisition.

The general operating expense ratio increased by 0.9 points as a result of incurring additional expenses to grow key lines of business across a number of geographic areas and strategic expansion in growth economy nations. For the year ended December 31, 2012, investments in strategic initiatives, including investments in an integrated consumer lines platform and information systems infrastructure totaled approximately $44 million, representing an increase of approximately $27 million or 0.2 points over the prior year. The remainder of the increase was primarily due to higher personnel costs, as we continue our efforts to align employee performance across the globe with our strategic goals.

Other Category

We continued to invest in a number of strategic initiatives during 2012, including the implementation of global finance and information systems, preparation for Solvency II compliance, readiness for regulation by the FRB, legal entity restructuring, and underwriting and claims improvement initiatives. We also continued to streamline our finance, policy and claims administration and human resources operations. The costs of these initiatives, which are not specific to either Commercial Insurance or Consumer Insurance, are reported as part of the Other category. For the year ended December 31, 2012, such costs totaled $391 million, representing an increase of approximately $195 million over the prior year, and contributed approximately 1.1 points to the AIG Property Casualty general operating expense ratio.

AIG 2012 Form 10-K

2011 and 2010 Comparison

Commercial Insurance Ratios

The Commercial Insurance accident year loss ratio, as adjusted, increased in 2011 due to increased losses for the Specialty Workers' Compensation and Excess Casualty business (in the Americas region) and the Primary Casualty and Professional Indemnity businesses (in the EMEA region). Severe losses were $296 million for the year ended December 31, 2011, compared to $135 million in the prior year. These increases were largely offset by rate strengthening and underwriting actions taken since 2010.

The acquisition ratio increased by 0.5 point in 2011 due to a change in the mix of business from low commission casualty business to higher commission property business, due to the underwriting actions taken since 2010, partially offset by rate strengthening.

The general operating expense ratio decreased by 0.9 points in 2011 compared to 2010 due to the overall growth in the business. In addition, the expense ratio reflects the effects of continued enhancements to regional governance, risk management capabilities and investments within growth economy nations.

Consumer Insurance Ratios

The accident year loss ratio, as adjusted, in the year ended December 31, 2011 decreased, primarily due to rate strengthening and underwriting actions taken since 2010 and strong results in direct marketing and individual personal accident business.

The acquisition ratio decreased by 2.7 points primarily due to the effects of the full year consolidation of Fuji results. Fuji has a lower average acquisition ratio than the rest of the Consumer Insurance business due in part to its business mix.

The general operating expense ratio decreased by 0.3 points, primarily due to the growth in the business offset by investments in strategic initiatives, including a consumer lines platform and the implementation of global finance and information systems totaling $16 million, an increase of approximately $9 million over the prior year.

Other Category

We increased investments in a number of strategic initiatives during 2011, including the implementation of improved regional governance and risk management capabilities, the implementation of global accounting and claims systems, preparation for Solvency II and certain other legal entity restructuring initiatives. For the year ended December 31, 2011, such investments totaled $196 million, representing an increase of approximately $134 million over the prior year, and contributed approximately 0.5 points to the AIG Property Casualty general operating expense ratio.

AIG 2012 Form 10-K

The following table presents AIG Property Casualty accident year catastrophe losses, by major event and severe losses:

Years Ended December 31,	2012				2011				2010
(in millions)	# of Events	Commercial Insurance	Consumer Insurance	Total	# of Events	Commercial Insurance	Consumer Insurance	Total	# of Events	Commercial Insurance	Consumer Insurance	Total

Event:(a)
Storm Sandy(b)	1	$1,691	$322	$2,013	–	$–	$–	$–	–	$–	$–	$–
U.S. Windstorms	8	326	13	339	4	383	14	397	8	291	51	342
U.S. Drought	1	108	–	108	–	–	–	–	–	–	–	–
Hurricane Isaac	1	56	22	78	–	–	–	–	–	–	–	–
Hurricane Irene	–	–	–	–	1	296	73	369	–	–	–	–
Thailand Flood	–	–	–	–	1	366	2	368	–	–	–	–
Tohoku Catastrophe(c)	–	–	–	–	1	667	524	1,191	–	–	–	–
New Zealand earthquakes	–	–	–	–	2	344	7	351	–	–	–	–
Chile earthquake	–	–	–	–	–	–	–	–	1	289	2	291
Southeast U.S. flood	–	–	–	–	–	–	–	–	1	171	4	175
All other events	3	62	25	87	13	525	95	620	9	249	9	258

Claims and claim expenses		2,243	382	2,625		2,581	715	3,296		1,000	66	1,066
Reinstatement premiums		27	–	27		11	–	11		10	–	10

Total catastrophe-related charges	14	$2,270	$382	$2,652	22	$2,592	$715	$3,307	19	$1,010	$66	$1,076

Total severe losses and loss adjustment expense	23	$293	$33	$326	21	$296	$–	$296	12	$135	$12	$147

(a)      Events shown in the above table are catastrophic insured events having a net impact in excess of $10 million each. Severe losses are defined as non-catastrophe individual first party losses greater than $10 million, net of related reinsurance.

(b)      On October 29, 2012 Storm Sandy, one of the largest Atlantic hurricanes on record, came ashore in the U.S. When the storm made landfall, it was categorized as an extratropical cyclone, not a hurricane. Storm Sandy is expected to be the second-costliest Atlantic hurricane in history, only surpassed by Hurricane Katrina in 2005. Storm Sandy caused widespread flooding and wind damage across the mid-Atlantic states.

(c)      On March 11, 2011, a major earthquake occurred near the northeast coast of Honshu, Japan, triggering a tsunami in the Pacific Ocean. This disaster is referred to as the Tohoku Catastrophe.

AIG Property Casualty Investing and Other Results

The following table presents AIG Property Casualty's investing and other results:

				Percentage Change
Years Ended December 31,				2012 vs. 2011	2011 vs. 2010
(in millions)	2012	2011	2010

Net investment income
Commercial Insurance	$2,809	$3,213	$3,309	(13)%	(3)%
Consumer Insurance	451	354	301	27	18
Other	1,560	781	782	100	–

Total net investment income	4,820	4,348	4,392	11	(1)
Net realized capital gains (losses)	(2)	607	(38)	NM	NM
Legal settlement	17	–	–	NM	NM
Bargain purchase gain	–	–	332	NM	NM
Other income (expense) – net*	2	(5)	669	NM	NM

Investing and other results	$4,837	$4,950	$5,355	(2)%	(8)%

*         Includes gain on divested properties of $669 million in 2010

We manage and account for our invested assets on a legal entity basis in conformity with regulatory requirements. Within a legal entity, invested assets are available to pay claims and expenses of both Commercial Insurance and Consumer Insurance operating segments as well as the Other category. Invested assets are not segregated or otherwise separately identified for the Commercial Insurance and Consumer Insurance operating segments.

Investment income is allocated to the Commercial Insurance and Consumer Insurance operating segments based on an internal investment income allocation model. The model estimates investable funds based primarily on loss reserves, unearned premium and a capital allocation for each segment. The investment income allocation is calculated based on the estimated investable funds and risk-free yields (plus an illiquidity premium) consistent with the approximate duration of the liabilities. The actual yields in excess of the allocated amounts and the investment

AIG 2012 Form 10-K

income from the assets not attributable to the Commercial Insurance and the Consumer Insurance operating segments are assigned to the Other category.

Net realized capital gains (losses), bargain purchase gains and other income (expense) – net are not allocated to Commercial Insurance and Consumer Insurance, but are reported as part of the Other category.

2012 and 2011 Comparison

Net Investment Income

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates and changes in overall asset allocation. Net investment income increased $472 million or 11 percent in 2012, compared to 2011, primarily due to the impact of the overall diversification in the asset portfolio during the year. We adopted yield-enhancement initiatives in 2011, and continued through 2012, which increased the average yield of our investment portfolio by 0.3 points to 4.0 percent during 2012.

While corporate debt securities continued to be the largest asset category, we continued to reduce our concentration in lower yielding tax exempt municipal bond holdings and focus on risk weighted opportunistic investments in higher yielding assets such as structured securities. This asset diversification has achieved an increase in average yields while the overall credit ratings of our fixed maturity investments were largely unchanged. We expect to continue to refine our investment strategy in 2013 to meet our liquidity, duration and credit quality objectives as well as current risk-return and tax objectives.

Our invested asset portfolio grew by approximately $4.3 billion, or 3 percent during the year with declining interest rates and narrowing spreads in both investment grade and higher yield asset classes contributing to higher unrealized appreciation in our portfolio.

Net investment income from other investment categories increased by $160 million in 2012 compared to 2011, of which $82 million was attributed to the strong performance of equity partnership investments, following a 16 percent increase in the S&P 500 Index during 2012. Other investment income also increased by $72 million due to the strategic group benefits partnership with AIG Life and Retirement, all of which is reported in Consumer Insurance.

Net Realized Capital Gains (Losses)

Net realized capital losses for the year ended December 31, 2012 were driven by other-than-temporary impairments and impairment charges on life settlement contracts offset by gains recognized on the sale of fixed maturity and equity securities. We recognized other-than-temporary impairment charges of $377 million primarily attributable to a decrease in recoverable values for structured securities, partnership investments and equity securities in an unrealized loss position for more than 12 months. During 2012, we recognized impairment charges on life settlement contracts in the amount of $309 million as a result of decreases in their estimated fair value as well as a change in management's intent about continuing to hold certain life settlement contracts. In addition, we recognized a loss of $43 million from derivatives used to economically hedge foreign currency positions. These decreases were offset by gains recognized on the sale of fixed maturity and equity securities in the amount of $675 million and a gain on the sale of a property in the amount of $55 million.

See Consolidated Results for further discussion on net investment income and net realized capital gains (losses).

Legal Settlements

In December of 2012, we recorded litigation settlement income from settlements with three financial institutions who participated in the creation, offering and sale of RMBS as to which AIG and its subsidiaries suffered losses either directly on their own account or in connection with their participation in AIG's securities lending program.

2011 and 2010 Comparison

Net Investment Income

Net investment income decreased slightly in 2011 compared to 2010. We experienced declines in private equity and hedge fund income, as well as increases in investment expenses, which were largely offset by increases in interest income. The decrease in private equity and hedge fund income reflects the decline in the overall equity markets during the second half of 2011. The increase in investment expenses in 2011 resulted mainly from increases in both

AIG 2012 Form 10-K

internal and external investment management fees. The interest income increase reflects the redeployment of cash and short term instruments into longer term, higher yield securities. In addition, 2011 reflects a full year of interest income related to Fuji.

Net Realized Capital Gains (Losses)

Net realized capital gains were recorded in 2011, compared to losses in 2010. We recorded gains on the sales of fixed maturity securities; a decrease in other-than-temporary impairment charges; gains from improvements in foreign currency exchange rates; and gains from derivative instruments that do not qualify for hedge accounting, resulting primarily from declining long term interest rates. These derivative instruments economically hedge products that provide benefits over an extended period of time. Net realized capital gains on sales of fixed maturity securities increased due to our strategy to better align investment allocations with current overall performance and income tax planning objectives.

These gains were partially offset by impairments within other invested assets, primarily life settlement contracts. For the years 2011 and 2010, we recorded impairment charges of $351 million and $78 million, respectively, related to life settlement contracts. These charges included approximately $38 million and $4 million of impairments, respectively, associated with life insurance policies issued by AIG Life and Retirement that are eliminated in consolidation.

During 2011, we experienced an increase in the number of life settlement contracts identified as potentially impaired, compared to previous analyses. This increase reflected a new process adopted by us, in which updated medical information on individual insured lives is requested on a routine basis. In some cases, this updated information indicates that an individual's health has improved, resulting in an impairment loss due to revised estimates of net cash flows from the related contract. In addition, our domestic operations refined our fair values based upon the availability of recent medical information.

See Consolidated Results for further discussion on net investment income and net realized capital gains (losses).

Bargain Purchase Gain

On March 31, 2010, we purchased additional voting shares in Fuji which resulted in the effective control and consolidation of Fuji. This acquisition resulted in a bargain purchase gain of $0.3 billion, which was included in the Consolidated Statement of Income (Loss) in Other Income. The bargain purchase gain was primarily attributable to the depressed market value of Fuji's common stock, which we believed was the result of macro-economic, capital market and regulatory factors in Japan coupled with Fuji's financial condition and results of operations.

Liability for Unpaid Claims and Claims Adjustment Expense

The following discussion of the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for AIG Property Casualty as well as the loss reserves pertaining to the Mortgage Guaranty reporting unit, which is reported in Other.

AIG 2012 Form 10-K

The following table presents the components of AIG's gross loss reserves by major lines of business on a U.S. statutory basis*:

At December 31, (in millions)	2012	2011

Other liability occurrence	$21,533	$22,471
International	17,453	17,726
Workers' compensation (net of discount)	17,319	17,420
Other liability claims made	11,443	11,216
Property	4,961	6,165
Auto liability	3,060	3,081
Products liability	2,195	2,416
Medical malpractice	1,651	1,690
Mortgage guaranty / credit	1,957	3,101
Accident and health	1,518	1,553
Commercial multiple peril	1,310	1,134
Aircraft	1,065	1,020
Fidelity/surety	647	786
Other	1,879	1,366

Total	$87,991	$91,145

*         Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

AIG's gross loss reserves represent the accumulation of estimates of ultimate losses, including estimates for IBNR and loss expenses, less applicable discount for future investment income. We regularly review and update the methods and assumptions used to determine loss reserve estimates and to establish the resulting reserves. Any adjustments resulting from this review are reflected in pre-tax income. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase prior years' estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease prior years' estimates of ultimate cost are referred to as favorable development.

The net loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance, less applicable discount for future investment income.

The following table classifies the components of net loss reserves by business unit:

December 31, (in millions)	2012	2011

AIG Property Casualty:
Commercial Insurance	$56,462	$57,718
Consumer Insurance	5,592	5,438
Other	4,895	4,823

Total AIG Property Casualty	66,949	67,979

Other operations – Mortgage Guaranty	1,833	2,846

Net liability for unpaid claims and claims adjustment expense at end of year	$68,782	$70,825

AIG 2012 Form 10-K

Discounting of Reserves

The following table presents the components of AIG Property Casualty's loss reserve discount included above:

December 31, (in millions)	2012	2011

U.S. workers' compensation:
Tabular	$801	$777
Non-tabular	2,394	2,318
Asbestos	51	88

Total	$3,246	$3,183

See Note 13 to the Consolidated Financial Statements for additional information on discounting of loss reserves.

The following table presents the net reserve discount benefit (charge):

Years Ended December 31, (in millions)	2012	2011	2010

Change in loss reserve discount – current accident year	$348	$342	$381
Change in loss reserve discount – prior year development	87	(22)	527
Accretion of reserve discount	(372)	(354)	(346)

Net reserve discount benefit (charge)	$63	$(34)	$562

The benefit from the change in discount in the year ended December 31, 2012 includes a $100 million increase in the reserve discount due to the commutation of an internal reinsurance treaty, under which a U.S. subsidiary previously ceded workers' compensation claims to a non-U.S. subsidiary. AIG discounts its loss reserves related to workers' compensation business written by its U.S. domiciled subsidiaries as permitted by the domiciliary statutory regulatory authorities. As a result of the commutation, the reserves for these claims are now recorded in a U.S. insurance subsidiary and accordingly are being discounted commencing in the three-month period ended June 30, 2012. The commutation was implemented as part of AIG Property Casualty's efforts to simplify its internal reinsurance arrangements.

Annual Reserving Conclusion

AIG net loss reserves represent our best estimate of our liability for net losses and loss expenses as of December 31, 2012. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of December 31, 2012. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on AIG's consolidated financial condition, although such events could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period.

AIG 2012 Form 10-K

The following table presents the rollforward of net loss reserves:

Years Ended December 31, (in millions)	2012	2011	2010

Net liability for unpaid claims and claims adjustment expense at beginning of year	$70,825	$71,507	$67,899
Foreign exchange effect	757	353	(126)
Acquisitions(a)	–	–	1,538
Dispositions(b)	(11)	–	(87)
Change due to NICO reinsurance transaction	90	(1,703)	–
Losses and loss expenses incurred:
Current year, undiscounted	25,385	27,931	24,455
Prior years, undiscounted(c)	421	195	4,182
Change in discount	(63)	34	(562)

Losses and loss expenses incurred	25,743	28,160	28,075

Losses and loss expenses paid:
Current year	9,297	11,534	9,873
Prior years	19,325	15,958	15,919

Losses and loss expenses paid	28,622	27,492	25,792

Net liability for unpaid claims and claims adjustment expense at end of year	$68,782	$70,825	$71,507

(a)     Represents the acquisition of Fuji on March 31, 2010.

(b)     Includes amounts related to dispositions through the date of disposition.

(c)     See tables below for details of prior year development by business unit, accident year and major class of business.

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance:

Years Ended December 31, (in millions)	2012	2011	2010

Prior accident year development by accident year:
Accident Year
2011	$(162)	$–	$–
2010	(75)	402	–
2009	(45)	117	(61)
2008	(150)	(294)	286
2007	157	(172)	528
2006	(20)	(273)	199
2005	112	(164)	113
2004	33	(16)	134
2003	13	13	73
2002 and prior	558	582	2,910

Total	$421	$195	$4,182

AIG 2012 Form 10-K

For certain categories of claims (e.g., construction defect claims and environmental claims), losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to AIG. These reclassifications are shown as development in the respective years in the table above.

Years Ended December 31, (in millions)	2012	2011	2010

Prior accident year development by major class of business:
Commercial Insurance:
Excess casualty – U.S.	$262	$(414)	$1,071
D&O and related management liability – U.S.	(307)	(167)	94
Environmental (post 1986 – ongoing) – U.S.	161	32	–
Commercial risk – U.S.	46	265	224
Healthcare – U.S.	68	(45)	(75)
Primary (specialty) workers' compensation – U.S.	46	145	518
Primary casualty – U.S.	367	247	633
Natural catastrophes:
U.S.	(144)	9	18
International	(105)	(84)	(11)
All other, net:
U.S.	42	(175)	12
International	(146)	(96)	93

Total all other, net	(104)	(271)	105

Total Commercial Insurance	290	(283)	2,577

Total Consumer Insurance	(20)	85	(63)

Other
Asbestos and environmental (1986 and prior)
U.S.	70	29	1,151
International	6	–	352

Total asbestos and environmental	76	29	1,503
Environmental (1987 - 2004) – U.S.	166	382	14
Excess workers' compensation – U.S.	–	–	825
All other, net	(13)	(2)	(6)

Total Other	229	409	2,336

Total AIG Property Casualty	499	211	4,850

Other operations – Mortgage Guaranty	(78)	(16)	(668)

Total	$421	$195	$4,182

Net Loss Development by Class of Business

In determining the loss development from prior accident years, we analyze and evaluate the change in estimated ultimate loss for each accident year by class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable. As appropriate, we make adjustments for the difference between the actual and expected loss emergence. As part of our reserving process, we also consider notices of claims received with respect to emerging and/or evolving issues, such as those related to the U.S. mortgage and housing market.

The following is a discussion of the primary reasons for the development in 2012, 2011 and 2010 of those classes of business that experienced significant prior accident year development during the three-year period. See Critical Accounting Estimates for a description of our loss reserving process.

AIG 2012 Form 10-K

Excess Casualty – U.S.

The excess casualty segment presents unique challenges for estimating the unpaid claims. Insureds are generally required to provide notice of claims that exceed a threshold, either expressed as a proportion of the attachment (e.g., 50 percent of the attachment) or as particular types of claims (e.g., death, quadriplegia). This threshold is generally established well below our attachment point, in order to provide us with a precautionary notice of claims that could potentially pierce our layer of coverage. This means that the majority of claims close without payment because the claims never pierce our layer, while the claims that close with payment can be large and highly variable. Thus, estimates of unpaid claims carry significant uncertainty.

During 2012, the excess casualty class of business experienced $262 million of adverse development based on worse than expected emergence in 2012, primarily from adverse outcomes relating to certain large claims from older accident years, from the legacy public entity excess casualty class of business and from a refined analysis applied to claims in excess of $10 million. This refined analysis considers the impact of changing attachment points (primarily impacting frequency of excess claims) and limit structures (primarily impacting severity of excess claims) throughout the loss development period.

During 2011 the excess casualty business segment experienced better than expected loss emergence, based on the shorter-termed loss development pattern from the year-end 2010 reserve analysis. However, accident year 2010 experienced some large catastrophic losses causing its results to be worse than expected.

Loss development was affected by an increase in loss costs in 2010, primarily due to medical inflation, which increased the economic loss component of tort claims; advances in medical care, which extended the life span of severely injured claimants; and larger jury verdicts, which increased the value of severe tort claims.

Director and Officer (D&O) and Related Management Liability – U.S.

We experienced favorable development in 2012 and 2011. The favorable development over the two-year period related primarily to accident years 2005-2007, 2010, and, to a lesser extent, accident years 2001 and 2002. Development in 2010 was slightly negative.

For the year-end 2012 loss reserve review, our actuaries took into account the favorable emergence during 2012 for several accident years, especially accident year 2010, the claims department's reviews of open claims and reduced the ultimate losses for prior years accordingly. The 2012 actuarial review also adopted a refined segmentation for this class of business with the selection of differentiated frequency and severity trends. The overall loss cost trend adopted for this class of business in 2012 from the application of the refined segmentation was slightly lower than that adopted for the 2011 review reflecting the continued favorable emergence from this class of business.

For the year-end 2011 loss reserve reviews, our actuaries took into account the favorable development from prior accident years, as well as the continuing favorable development observed in the ground-up claims projections by our claims staff over the past five years.

Excess Workers' Compensation – U.S.

This class of business has an extremely long tail and is one of the most challenging classes of business to reserve for, particularly when the excess coverage is provided above a self-insured retention layer. The class is highly sensitive to small changes in assumptions – in the rate of medical inflation or the longevity of injured workers, for example – which can have a significant effect on the ultimate reserve estimate.

During the 2012 loss reserve review, we augmented traditional reserve methodologies with an analysis of underlying claims cost drivers to inform our judgment of the ultimate loss costs for open reported claims from accident years 2003 and prior (representing approximately 95 percent of all open reported claims) and used the refined analysis to inform our judgment of the ultimate loss cost for claims that have not yet been reported using a frequency/severity approach for these accident years.

The approach was deemed to be most suitable for injured workers whose medical conditions had largely stabilized (i.e., at least 9 to 10 years have elapsed since the date of injury). The reserves for accident years 2004 and subsequent (13 percent of total case and IBNR reserves for this class) were determined using traditional methods. See Critical Accounting Estimates for additional information.

AIG 2012 Form 10-K

The refined analysis confirmed that significant uncertainty remains for this class of business, especially from unreported claims and from the propensity for future medical deterioration. Based on the more refined analysis we did not recognize any material development for accident years 2011 and prior.

AIG experienced significant adverse development of $825 million for this class in 2010. With the passage of the Affordable Care Act in March 2010, we concluded that there is increased vulnerability to the risk of further cost-shifting to the excess workers' compensation class of business. Settlement efforts can also be affected by changes to evaluation protocols implemented by the Centers for Medicare & Medicaid Services in 2009. These changes were expected to result in future prescription drug costs being borne by workers' compensation insurers to a significantly greater degree than in the past, and were assessed as being likely to lead to further deteriorating trends for the excess workers' compensation class of business.

As part of our 2010 comprehensive loss reserve analysis, we compared and contrasted the traditional techniques that have been used for this class with an alternative approach that focuses more explicitly on projecting the effect of future calendar year trends, while placing less weight on prior-period loss development ratios due to the increased evidence of changes to the claims environment. These various actuarial analyses indicated a substantial increase in loss estimates from the prior-year level, primarily for accident years 2002 and prior.

Healthcare – U.S.

During 2012, this class recognized $68 million of adverse prior year development due to several large claims that involved unusual coverage issues for this class. With the exception of these claims, this class experienced claim activity in line with expectations.

Healthcare business written by AIG Property Casualty's Americas region produced moderate favorable development in 2011 and 2010. Healthcare loss reserves have benefited from favorable market conditions and an improved legal environment in accident years 2002 and subsequent, following a period of adverse loss trends and market conditions that began in the mid 1990s.

Environmental

We maintain an active environmental insurance business related to pollution legal liability and general liability for environmental consultants and engineers, as well as runoff business for certain environmental coverage (including Cost Cap Containment) which provides cost overrun protection. We evaluate and report reserves associated with this business separately from the 1986 and prior asbestos and environmental reserves associated with standard General Liability and Umbrella policies discussed in "Asbestos and Environmental Reserves".

Because of an increase in the frequency and severity of claims observed beginning in 2011, the 2012 loss reserve review consisted of an intensive review of reported claims by a multi-disciplinary team including external experts in environmental law and engineering science, toxicologists and other experts, our actuaries, claims managers and underwriters to reassess our indicated loss reserve need. The review improved our understanding of factors that drive claim costs such as policy term, limit, pollution conditions covered, location of incident and applicable laws and remediation standards. The analysis used these factors to segment and analyze the claim data to determine ultimate costs, in some cases, on a claim by claim basis. As a result of this analysis, $326 million of prior year adverse development was recognized during 2012, including $166 million reported in the AIG Property Casualty Other reporting unit related to lines that are now in runoff. The majority (81 percent) of the adverse development related to accident years 2003 and prior, before significant underwriting changes were adopted.

Historically, we had used traditional actuarial methods to assess the reserves for the environmental products. The comprehensive claims review provided a more refined approach for the development of actuarial estimates for toxic tort claims (which were found to have a distinctly lengthier loss development pattern than other general liability claims in the environmental portfolio) as well as a more appropriate methodology for incorporating case reserving based estimates of ultimate loss costs for complex claims involving environmental remediation and/or from policies with high policy limits (greater than $5 million per policy). Notwithstanding the refined methodology and approach applied in 2012, considerable uncertainty remains over the ultimate loss cost for this class of business, especially for business written in accident years 2003 and prior.

We strengthened our post 1986 Environmental reserves in 2011 by $413 million, partly due to large reserve increases on individual claims. Of this amount, $382 million was included in the AIG Property Casualty Other

AIG 2012 Form 10-K

reporting unit. Approximately 80 percent of the 2011 development was associated with accident years 2003 and prior.

In addition to reserving actions, we have made significant changes to the ongoing environmental business included in Commercial with the goal of ensuring that the current policies are being written to earn an appropriate risk adjusted profit. Underwriting guidelines have been revised to no longer cover known or expected clean up costs, which were a significant driver of historical claims, and a "new emerging contaminants" team has been formed within the dedicated environmental engineering staff to track any new cleanup standards that may be set by federal or state regulators. The percentage of long term policies (ten years or more) has decreased from a historical average of 6 percent to 1.5 percent by policy count. In addition, minimum retentions have been increased, and engineering reviews are required for specific business segments (such as oil and gas, and landfills) that have traditionally generated higher losses.

Primary Workers' Compensation and General Liability in Commercial Risk, Specialty Workers' Compensation and Energy Business units

The Commercial Risk division writes casualty insurance accounts for businesses with revenues of less than $700 million. The majority of the business is workers' compensation. The Energy division writes casualty insurance accounts (including workers' compensation) in the mining, oil and gas and power generation sectors. The Commercial Specialty Workers' Compensation division writes small monoline guaranteed cost risks. Our Commercial Specialty Workers' Compensation business unit grew significantly in the early to mid 2000s but has reduced premium writings by nearly 70 percent since 2007.

During 2012, we significantly intensified our claims management efforts for those primary workers' compensation claims which are managed by AIG. These efforts include consulting with various specialists, including clinical and public health professionals and other advisors. We also continued to refine our actuarial methodologies for estimating ultimate loss costs incorporating a more refined segmentation by state (California and New York were analyzed separately) and a more refined approach for business subject to deductibles as well as business subject to premium adjustments (loss-sensitive business). Based on these enhanced reviews we increased reserves by $46 million. We also reviewed the General Liability (GL) loss experience of the primary casualty classes of business using a more refined segmentation for business subject to a deductible as well as loss-sensitive business. Our review focused on applying actuarial loss development analyses to those GL claims for which these techniques are appropriate. As a result of this analysis, we determined that prior year reserves needed to be increased by $235 million for the primary GL class of business in 2012 to reflect the worse than expected emergence of paid loss severities for both bodily injury and property damage claims from the more recent accident years (2008 and subsequent).

The Commercial Risk, Commercial Specialty Workers' Compensation and Energy divisions contributed $265 million, $145 million and $115 million, respectively, of adverse development in calendar year 2011. The vast majority of this adverse development emanates from primary workers' compensation exposure, which was largely from accident year 2010. In 2011, losses for accident year 2010 continued to emerge at higher levels than anticipated at prior year end. A key driver was the effect of high unemployment on the frequency of higher severity lost time claims. The poor economic environment precluded some employers from offering "light duty" return-to-work alternatives that might otherwise have mitigated lost time claims. At the same time, the increased use of pain management strategies has led to increased medical claims. The increase in lost time frequency and the adverse effects of medical cost trends resulted in higher loss ratios than anticipated at prior year end. For each of the three classes, our conclusion that the worsening experience necessitated a strengthening of the reserves was confirmed by an independent third-party actuarial review during 2011.

We recorded a total of $518 million of adverse loss development for Commercial Specialty Workers' Compensation in 2010. The need to strengthen the reserves was confirmed by an independent third-party actuarial review during the fourth quarter of 2010. Approximately 75 percent of the year-end 2010 reserve strengthening for this business pertained to accident years 2007 through 2009. For similar reasons, the Commercial Risk division strengthened workers' compensation reserves in 2010.

For more information on our Loss Reserving Process, see Critical Accounting Estimates.

AIG 2012 Form 10-K

Asbestos and Environmental Reserves

Third-Party Actuarial Review of Asbestos Loss Reserve Estimates

As part of our more in-depth comprehensive loss-reserve review in the fourth quarter of 2010, we conducted a series of top-down and ground-up reserve analyses to determine the appropriate loss reserve estimate for our asbestos exposures. To ensure the most comprehensive analysis possible, we engaged an independent third-party actuarial firm to assist in assessing these exposures. The ground-up study conducted by this firm used a proprietary model to calculate the loss exposure on an insured-by-insured basis. We believe that the accuracy of the reserve estimate is greatly enhanced through the combination of the actuarial firm's industry modeling techniques and industry knowledge and our own specific account-level experience.

Annually, we consider a number of factors and recent experience in addition to the results of the top-down and ground-up analyses performed for asbestos and environmental reserves. We considered the significant uncertainty that remains as to our ultimate liability for asbestos and environmental claims, which is due to several factors:

•
the long latency period between asbestos exposure and disease manifestation, leading to the potential for involvement of multiple policy periods for individual claims;

•
claims filed under the non-aggregate premises or operations section of general liability policies;

•
the number of insureds seeking bankruptcy protection and the effect of prepackaged bankruptcies;

•
diverging legal interpretations; and

•
the difficulty in estimating the allocation of remediation cost among various parties with respect to environmental claims.

As a result of the top-down and ground-up reserve analyses and the factors considered, asbestos reserves were strengthened by $3.3 billion gross and $1.5 billion net in 2010.

In 2011, we completed a top-down report year projection as well as a market share projection of our indicated asbestos and environmental loss reserves. These projections consisted of a series of tests performed separately for asbestos and for environmental exposures.

For asbestos, these tests project the losses expected to be reported through 2027. This projection was based on the actual losses reported through 2011 and the expected future loss emergence for these claims. Three scenarios were tested, with a series of assumptions ranging from more optimistic to more conservative.

For environmental claims, a comparable series of frequency/severity tests were produced. We updated the top-down report year projections in 2012. In this updated projection, environmental claims from future report years (i.e., IBNR) are projected out ten years, through the year 2022.

As a result of the studies, we determined that no additional strengthening was required for asbestos and environmental in 2011.

After we carefully considered the recent experience compared to the results of the 2010 ground-up analysis, as well as all of the above factors, no adjustment to gross and net asbestos reserves was recognized in 2012. Additionally in 2012, a moderate amount of incurred loss pertaining to the asbestos loss reserve discount is reflected in the table below and is related to the reserves not subject to the NICO reinsurance agreement.

Upon completion of the environmental top-down analysis performed in the fourth quarter of 2012, we concluded that the $75 million net reserve strengthening recognized in the first half of 2012 was adequate.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, AIG Property Casualty also has asbestos reserves relating to foreign risks written by non-U.S. entities of $140 million gross and $116 million net as of December 31, 2012. The asbestos reserves relating to non-U.S. risks written by non-U.S. entities were $233 million gross and $165 million net as of December 31, 2011.

AIG 2012 Form 10-K

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Years Ended December 31,	2012		2011		2010
(in millions)	Gross	Net	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,226	$537	$5,526	$2,223	$3,236	$1,151
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	–	111	–	111	–	–
Re-estimation of amounts recoverable under retroactive reinsurance contracts(a)	–	(21)	–	(1,814)	–	–

Change in net loss reserves due to retroactive reinsurance	–	90	–	(1,703)	–	–

Dispositions	(10)	(10)	–	–	(17)	(8)
Loss and loss expenses incurred:
Prior years, undiscounted	1	1	2	2	3,326	1,479
Change in discount	83	37	190	74	(386)	(162)

Losses and loss expenses incurred(b)	84	38	192	76	2,940	1,317

Losses and loss expenses paid(b)	(404)	(228)	(492)	(236)	(633)	(237)
Other changes	–	–	–	177	–	–

Liability for unpaid claims and claims adjustment expense at end of year	$4,896	$427	$5,226	$537	$5,526	$2,223

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$204	$119	$240	$127	$338	$159
Dispositions	(1)	(1)	–	–	(27)	(10)
Losses and loss expenses incurred	150	75	33	27	23	24

Losses and loss expenses paid	(44)	(30)	(69)	(35)	(94)	(46)

Liability for unpaid claims and claims adjustment expense at end of year	$309	$163	$204	$119	$240	$127

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,430	$656	$5,766	$2,350	$3,574	$1,310
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	–	111	–	111	–	–
Re-estimation of amount recoverable under retroactive reinsurance contracts	–	(21)	–	(1,814)	–	–

Change in net loss reserves due to retroactive reinsurance	–	90	–	(1,703)	–	–

Dispositions	(11)	(11)	–	–	(44)	(18)
Losses and loss expenses incurred:
Undiscounted	151	76	35	29	3,349	1,503
Change in discount	83	37	190	74	(386)	(162)

Losses and loss expenses incurred	234	113	225	103	2,963	1,341

Losses and loss expenses paid	(448)	(258)	(561)	(271)	(727)	(283)
Other changes	–	–	–	177	–	–

Liability for unpaid claims and claims adjustment expense at end of year	$5,205	$590	$5,430	$656	$5,766	$2,350

(a)     Re-estimation of amounts recoverable under retroactive reinsurance contracts includes effect of changes in reserve estimates and changes in discount. Additionally, the 2011 Net amount includes the effect on net loss reserves of the initial cession to NICO.

(b)     These amounts exclude benefit from retroactive reinsurance.

Transfer of Domestic Asbestos Liabilities

On June 17, 2011, we completed a transaction under which the bulk of AIG Property Casualty's net domestic asbestos liabilities were transferred to NICO, a subsidiary of Berkshire Hathaway, Inc. This was part of our ongoing strategy to reduce our overall loss reserve development risk. This transaction covers potentially volatile U.S.-related asbestos exposures. It does not, however, cover asbestos accounts that we believe have already been reserved to their limit of liability or certain other ancillary asbestos exposure assumed by AIG Property Casualty subsidiaries.

AIG 2012 Form 10-K

Upon the closing of this transaction, but effective as of January 1, 2011, we ceded the bulk of AIG Property Casualty's net domestic asbestos liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $3.5 billion. Within this aggregate limit, NICO assumed collection risk for existing third-party reinsurance recoverable associated with these liabilities. AIG Property Casualty paid NICO approximately $1.67 billion as consideration for this cession and NICO assumed approximately $1.82 billion of net U.S. asbestos liabilities. As a result of this transaction, AIG Property Casualty recorded a deferred gain of $150 million in the second quarter of 2011, which is being amortized into income over the settlement period of the underlying claims.

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims:

December 31,	2012		2011		2010
(in millions)	Gross	Net*	Gross	Net*	Gross	Net

Asbestos	$3,193	$37	$3,685	$239	$4,520	$1,964
Environmental	75	35	57	28	93	38

Combined	$3,268	$72	$3,742	$267	$4,613	$2,002

*         Net IBNR includes the reduction due to the NICO reinsurance transaction of $1,310 million and $1,414 million as of December 31, 2012 and 2011, respectively. A significant part of the reduction in IBNR in 2012 is due to the reclassification of estimated liabilities on a retained account from IBNR to case reserves.

The following table presents a summary of asbestos and environmental claims count activity:

	2012			2011			2010
As of or for the Years Ended December 31,
	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	5,443	3,782	9,225	4,933	4,087	9,020	5,417	5,994	11,411
Claims during year:
Opened	226	222	448	141	207	348	502	354	856
Settled	(254)	(179)	(433)	(183)	(83)	(266)	(247)	(125)	(372)
Dismissed or otherwise resolved(a)	(185)	(2,211)	(2,396)	(289)	(429)	(718)	(739)	(2,136)	(2,875)
Other(b)	–	–	–	841	–	841	–	–	–

Claims at end of year	5,230	1,614	6,844	5,443	3,782	9,225	4,933	4,087	9,020

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

Survival Ratios – Asbestos and Environmental

The following table presents AIG's survival ratios for asbestos and environmental claims at December 31, 2012, 2011 and 2010. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would take before the current ending loss reserves for these claims would be paid off using recent year average payments.

Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resulting survival ratio. Additionally, we primarily base our determination of these reserves based on ground-up and top-down analyses, and not on survival ratios.

AIG 2012 Form 10-K

The following table presents survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

Years Ended December 31,	2012		2011		2010
	Gross	Net*	Gross	Net*	Gross	Net

Survival ratios:
Asbestos	9.6	8.7	9.1	10.3	8.6	9.2
Environmental	4.5	4.4	3.0	3.1	3.7	3.2
Combined	9.0	8.1	8.4	9.3	8.1	8.4

*         Survival ratios are calculated consistent with the basis on historical reserve excluding the effects of the NICO reinsurance transaction.

AIG Life and Retirement

AIG Life and Retirement Highlights

The results of AIG Life and Retirement for 2012 and 2011 reflected the following:

•
Disciplined spread management, primarily through the effect of reinvestment during 2011 of significant amounts of cash and short term investments and crediting rate changes, resulted in improvements in base net investment spreads for 2012. Private equity and hedge fund investment income increased $112 million in 2012 compared to 2011.

•
Investment income from the ML II investment prior to its liquidation and distribution in March 2012 increased $200 million in 2012 compared to 2011.

•
More favorable separate account performance driven in large part by equity markets had a positive effect on policyholder benefits and DAC amortization expenses for 2012.

•
Reserve increases related to enhanced death claim practices in connection with the resolution of multi-state examinations were lower in 2012 compared to 2011.

•
Higher net realized capital gains from the sale of investments were reflected in 2012 in conjunction with a program to utilize capital loss tax carryforwards. The sales of securities in unrealized gain positions that support certain payout annuity products, and subsequent reinvestment of the proceeds at generally lower yields, triggered loss recognition accruals in 2012.

AIG Life and Retirement Operations

Commencing in the third quarter of 2012, the SunAmerica segment was renamed AIG Life and Retirement, although certain existing brands will continue to be used in the marketplace.

AIG Life and Retirement presents its business in two operating segments:

•
Life Insurance, which focuses on mortality and morbidity-based protection products, and

•
Retirement Services, which focuses on investment, retirement savings and income solution products.

AIG 2012 Form 10-K

AIG Life and Retirement Results

The following table presents AIG Life and Retirement results:

Years Ended December 31,				Percentage Change
(in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Life Insurance:
Revenue:
Premiums	$2,428	$2,513	$2,520	(3)%	–%
Policy fees	1,465	1,478	1,576	(1)	(6)
Net investment income	4,101	3,925	4,313	4	(9)
Other income	1	3	–	(67)	NM
Operating expenses:
Policyholder benefits and claims incurred	4,511	4,510	4,277	–	5
Interest credited to policyholder account balances	822	851	843	(3)	1
Amortization of deferred acquisition costs	467	389	596	20	(35)
Other acquisition and insurance expenses	1,059	1,126	1,140	(6)	(1)

Operating income	1,136	1,043	1,553	9	(33)
Net realized capital gains (losses)	1,471	363	(75)	305	NM
Legal settlements	43	–	–	NM	NM
Change in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses)	(684)	(19)	(37)	NM	49

Pre-tax income	$1,966	$1,387	$1,441	42%	(4)%

Retirement Services:
Revenue:
Policy fees	$1,326	$1,227	$1,134	8%	8%
Net investment income	6,617	5,957	6,455	11	(8)
Other income	8	206	–	(96)	NM
Operating expenses:
Policyholder benefits and claims incurred	22	104	(1)	(79)	NM
Interest credited to policyholder account balances	3,540	3,616	3,644	(2)	(1)
Amortization of deferred acquisition costs	345	477	375	(28)	27
Other acquisition and insurance expenses	1,020	959	1,068	6	(10)

Operating income	3,024	2,234	2,503	35	(11)
Legal settlements	111	–	–	NM	NM
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities	37	–	–	NM	NM
Net realized capital losses	(841)	(357)	(1,176)	(136)	70
Change in benefit reserves and DAC, VOBA and SIA related to net realized capital losses	(517)	(308)	(67)	(68)	(360)

Pre-tax income	$1,814	$1,569	$1,260	16%	25%

Total AIG Life and Retirement:
Revenue:
Premiums	$2,428	$2,513	$2,520	(3)%	–%
Policy fees	2,791	2,705	2,710	3	–
Net investment income	10,718	9,882	10,768	8	(8)
Other income	9	209	–	(96)	NM
Operating expenses:
Policyholder benefits and claims incurred	4,533	4,614	4,276	(2)	8
Interest credited to policyholder account balances	4,362	4,467	4,487	(2)	–
Amortization of deferred acquisition costs	812	866	971	(6)	(11)
Other acquisition and insurance expenses	2,079	2,085	2,208	–	(6)

Operating income	4,160	3,277	4,056	27	(19)
Legal settlements	154	–	–	NM	NM
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities	37	–	–	NM	NM
Net realized capital gains (losses)	630	6	(1,251)	NM	NM
Change in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses)	(1,201)	(327)	(104)	(267)	(214)

Pre-tax income	$3,780	$2,956	$2,701	28%	9%

AIG 2012 Form 10-K

2012 and 2011 Comparison

AIG Life and Retirement Operating Income

Operating income increased in 2012 principally due to our efforts to actively manage spread income. Results benefitted from higher net investment income, lower interest credited, lower reserve charges for death claims and the impact of favorable separate account performance on policyholder benefit expenses and DAC amortization. These items were partially offset by significant proceeds from legal settlements in 2011, higher mortality costs and a charge to increase GIC reserves.

Premiums decreased slightly in 2012 due to lower group benefit premiums partially offset by higher term insurance premiums.

Policy fees increased in 2012 as a result of growth in variable annuity assets under management from higher net flows and separate account performance, driven in large part by higher equity markets.

Net investment income increased in 2012 reflecting higher base yields of 9 basis points due to the reinvestment of significant amounts of cash and short-term investments during 2011, opportunistic investments in structured securities, fair value gains on MLII and other structured securities, a fair value gain of approximately $57 million on the investment in PICC Group, lower impairment charges on investments in leased commercial aircraft and higher returns on alternative investments. The increase in net investment income combined with lower interest credited resulted in improved net investment spreads in 2012 compared to 2011.

Other income decreased due to legal settlement proceeds of $226 million in 2011 to resolve a litigation matter.

Policyholder benefits and claims incurred decreased as lower reserve charges for death claims not submitted to AIG in the normal course of business and the impact of favorable separate account performance more than offset higher mortality costs for individual life insurance.

Interest credited decreased in 2012 due to active crediting rate management actions that included lowering renewal credited rates, maintaining discipline on new business pricing including re-filing products to lower minimum rate guarantees.

Amortization of deferred acquisition costs decreased in 2012 primarily as a result of updated assumptions related to fixed annuity surrender rates and the impact of favorable separate account performance.

Other acquisition and insurance expenses were essentially flat with 2011.

Life Insurance Operating Income

Life Insurance operating income increased in 2012 due to higher net investment income and lower reserves for death claims, principally related to the effect of multi-state unclaimed property examinations, that have not been submitted to AIG in the normal course of business. These items were partially offset by higher mortality costs, DAC amortization and loss recognition reserves related to a legacy block of long-term care insurance.

Premiums decreased slightly in 2012 due to lower group benefit premiums partially offset by higher term insurance premiums.

Policy fees were essentially flat with 2011.

Net investment income increased in 2012, reflecting the reinvestment of significant amounts of cash and short-term investments during 2011, opportunistic investments in structured securities, fair value gains on MLII in 2012 of $76 million, a fair value gain of $28 million on the investment in PICC made in 2012, lower impairment charges on investments in leased commercial aircraft and higher returns on alternative investments.

Policyholder benefits and claims incurred increased in 2012 reflecting higher mortality costs and loss recognition reserves, partially offset by lower charges to increase reserves for death claims as described below:

•
Mortality costs related to life insurance increased in 2012, although overall mortality results remain within pricing expectations.

AIG 2012 Form 10-K

•
Certain long-duration products, including traditional life insurance, accident and health products, such as long-term care insurance and payout annuities, may require increases in reserves if changes in estimates of future investment returns result in projected future losses. Long term care products may also require additional reserves if future expected premium increases are not sufficient to cover future benefit cost increases not provided for in the current reserves. For these long duration traditional products, the assumptions used to calculate benefit liabilities and DAC are "locked in" at policy issuance. These assumptions are based on our estimates of mortality, morbidity, persistency, maintenance expenses, investment returns and for long-term care, future premium increases. If observed changes in actual experience or estimates result in projected future losses under loss recognition testing, DAC is adjusted and additional policyholder benefit liabilities may be recorded through a charge to policyholder benefit expense. In the fourth quarter of 2012, loss recognition reserves of $61 million were recorded for a legacy block of long-term care insurance issued prior to 2002.

•
During 2012 AIG Life and Retirement resolved multi-state examinations relating to the handling of unclaimed property and the use of the Social Security Death Master File (SSDMF) to identify death claims that have not been submitted to us in the normal course of business. The final settlement of these examinations was announced on October 22, 2012. AIG Life and Retirement is now taking enhanced measures to, among other things, routinely match policyholder records with the SSDMF to determine if its insured parties, annuitants, or retained account holders have died and locate beneficiaries when a claim is payable. Charges related to the resolution of the multi-state examinations and use of the SSDMF were approximately $57 million in 2012 and $202 million in 2011.

Amortization of deferred acquisition costs increased in 2012 as a result of updated assumptions for universal life products and certain blocks of fixed annuities included in the Life Insurance operating segment. The updated assumptions increased amortization by $78 million and primarily reflected the impact of spread compression in the current low interest rate environment.

Other acquisition and insurance expenses decreased in 2012 primarily due to the sharing of group benefit costs related to our strategic partnership with AIG Property Casualty.

Retirement Services Operating Income

Retirement Services operating income increased in 2012 due to improved net investment spreads (higher net investment income and lower interest credited), the impact of favorable separate account performance on DAC amortization and policyholder benefit expenses and lower DAC amortization due to updated assumptions for fixed annuity surrenders. These items were partially offset by significant proceeds from legal settlements in 2011 and an increase in GIC reserves in 2012.

Policy fees increased in 2012 as a result of growth in variable annuity assets under management due to higher net flows and separate account performance driven in large part by higher equity markets.

Net investment income increased in 2012, reflecting higher base yields due to the reinvestment of significant amounts of cash and short-term investments during 2011, opportunistic investments in structured securities, fair value gains on MLII in 2012 of $170 million, a fair value gain of $28 million on the investment in PICC made in 2012, lower impairment charges on investments in leased commercial aircraft and higher returns on alternative investments.

Other income decreased due to the previously discussed legal settlement proceeds of $226 million in 2011 to resolve a litigation matter as discussed above.

Policyholder benefits and claims incurred decreased in 2012 due to the impact of higher separate account returns for certain guaranteed benefit features of variable annuities.

Interest credited to policyholder account balances decreased in 2012 as a result of ongoing actions to actively manage interest crediting rates on new and renewal business including lower renewal credited rates, discipline on new business pricing and re-filing products to reduce minimum rate guarantees. As a result of a comprehensive review of reserves for the GIC portfolio, AIG Life and Retirement recorded an increase to such reserves through interest credited of $110 million for 2012, which partially offset the impact of crediting rate actions.

Amortization of deferred acquisition costs was lower in 2012 as a result of the favorable impact of updated assumptions for lower fixed annuity surrenders and the impact of higher separate account returns described above. For investment-type annuity products, policy acquisition and issuance costs are deferred and amortized, with interest, based on the estimated gross profits expected to be realized over the lives of the contracts. Estimated gross profits

AIG 2012 Form 10-K

include investment spreads, net realized investment gains and losses, fees, surrender charges, expenses and mortality gains and losses. Emerging actual gross profits are used to true up the amortization of DAC, VOBA and SIA each quarter. In addition, future assumptions are reviewed to determine whether they should be modified. If so, the DAC, VOBA and SIA assets may be recalculated and adjusted to reflect the updated assumptions. AIG Life and Retirement completed its comprehensive annual review of DAC assumptions in the fourth quarter of 2012 and adjusted the assumption for future fixed annuity surrender rates to be more consistent with recent experience that is expected to continue as long as interest rates remain relatively low.

Other acquisition and insurance expenses increased in 2012 due to higher marketing and distribution expenses associated with growth initiatives for variable annuities and group retirement products.

2011 and 2010 Comparison

AIG Life and Retirement Operating Income

Operating income decreased in 2011 due to lower net investment income, higher DAC amortization and higher policyholder benefit expense in its variable annuity business due to separate account performance, and an increase in death claim reserves.

Policy fees were essentially flat from 2010.

Net investment income decreased in 2011 compared to 2010 reflecting lower base yields of 12 basis points as investment purchases in late 2010 and 2011 were made at yields lower than the weighted average yields of the existing base portfolio. Net investment income also decreased due to a $471 million decrease in fair value gains on ML II, $196 million lower call and tender income, $163 million of impairment charges on investments in leased commercial aircraft and a $121 million decrease in private equity and hedge funds income. The lower yields were partially offset by an increase in income from the reinvestment of significant amounts of cash and short term investments during 2011.

Other income increased due to the previously discussed legal settlement proceeds of $226 million in 2011.

Policyholder benefits and claims incurred increased as a result of reserve charges for death claims not submitted to us in the normal course of business and higher reserves for guaranteed death benefits in our variable annuity products as a result of less favorable separate account performance in 2011 as compared to 2010.

Other acquisition and insurance expenses declined due to legal expense accruals and state guaranty fund assessments which were higher in 2010, as well as a reduction in the cost of letters of credit related to reinsurance.

Life Insurance Operating Income

Life Insurance operating income decreased in 2011 due to lower net investment income and an increase in death claim reserves, partially offset by lower DAC amortization due to updating actuarial assumptions in 2010 principally related to mortality and surrender rates.

Policyholder fees declined primarily as a result of updating certain assumptions in 2010 related to universal life and deferred annuity business, which resulted in a $58 million increase in fee income.

Net investment income decreased in 2011 compared to 2010 reflecting lower base yields as investment purchases in late 2010 and 2011 were made at yields lower than the weighted average yields of the existing base portfolio. Net investment income also decreased due to a $149 million decrease in fair value gains on ML II, $126 million lower call and tender income and $50 million of impairment charges on investments in leased commercial aircraft. The lower yields were partially offset by an increase in income from the reinvestment of significant amounts of cash and short term investments during 2011.

Policyholder benefits and claims incurred increased in 2011 reflecting an increase in reserves for death claims. AIG Life and Retirement recorded an increase of approximately $202 million in the estimated reserves for incurred but not reported death claims in 2011 in conjunction with the use of the Social Security Death Master File (SSDMF) to identify potential claims not yet filed with its life insurance companies.

AIG 2012 Form 10-K

Amortization of deferred acquisition costs was lower in 2011 as a result of updating mortality and surrender rate assumptions on universal life and deferred annuity business in 2010, which resulted in an $86 million increase in DAC amortization in 2010.

Other acquisition and insurance expenses were essentially flat from 2010.

Retirement Services Operating Income

Retirement services operating income decreased in 2011 due to lower net investment income, higher DAC amortization and higher policyholder benefit expense in its variable annuity business from equity market conditions, partially offset by higher income from legal settlements.

Net investment income decreased in 2011 compared to 2010 reflecting lower base yields as investment purchases in late 2010 and 2011. Net investment income also decreased due to a $322 million decrease in fair value gains on ML II, $70 million lower call and tender income, $113 million of impairment charges on investments in leased commercial aircraft and a $127 million decrease in private equity and hedge fund income. The lower yields were partially offset by an increase in income from the reinvestment of significant amounts of cash and short term investments during 2011.

Other income increased due to the previously discussed legal settlement proceeds of $226 million in 2011 to resolve a litigation matter as discussed above.

Policyholder benefits and claims incurred increased in 2011 due to the impact of lower separate account performance in 2011 compared to 2010.

Other acquisition and insurance expenses declined due to legal expenses and state guaranty fund assessments which were higher in 2010.

Legal Settlements

In December of 2012, we recorded litigation settlement income from settlements with three financial institutions who participated in the creation, offering and sale of RMBS as to which AIG and its subsidiaries suffered losses either directly on their own account or in connection with their participation in AIG's securities lending program.

Changes in Fair Value of Fixed Maturity Securities Designated to Hedge Living Benefit Liabilities

AIG Life and Retirement has a dynamic hedging program designed to manage economic risk exposure associated with changes in equity markets, interest rates and volatilities related to embedded derivative liabilities contained in guaranteed benefit features of variable annuities. We substantially hedge our exposure to equity markets. However, due to regulatory capital considerations, a portion of our interest rate exposure is unhedged. In 2012, we began purchasing U.S. Treasury bonds as a capital-efficient strategy to reduce our interest rate risk exposure over time. As a result of decreases in interest rates on U.S. Treasury securities during 2012, the fair value of the U.S. Treasury securities used for hedging, net of financing costs, increased by $37 million. This was partially offset by embedded derivative losses related to the decline in interest rates, which are reported in net realized gains (losses).

Net Realized Capital Gains (Losses)

Net realized capital gains increased by $624 million in 2012 as compared to 2011 due to higher gains from the sale of investments in conjunction with a program to utilize capital loss tax carryforwards and lower other-than-temporary impairments. The higher gains were partially offset by $557 million higher fair value losses on variable annuity embedded derivatives, which were primarily due to declining credit spreads and declines in long-term interest rates.

AIG Life and Retirement reported net realized capital gains in 2011 compared to net realized capital losses in 2010. This was mainly due to a $981 million decline in other-than-temporary impairments, a decline in fair value losses on derivatives primarily used to hedge the effect of interest rate and foreign exchange movements on GIC reserves, and declines in the allowance for mortgage loans. These improvements were partially offset by a $465 million increase in fair value losses on variable annuity embedded derivatives which were primarily driven by declines in long-term interest rates.

AIG 2012 Form 10-K

Change in Benefit Reserves and DAC, VOBA and SIA Related to Net Realized Capital Gains (Losses)

In conjunction with a program to utilize capital loss tax carryforwards, we sold approximately $19.5 billion of investments in 2012. These and other sales with subsequent reinvestment at lower yields triggered loss recognition on certain long-term payout annuity contracts in the amount of $1.2 billion, which effectively transferred shadow loss recognition from unrealized (AOCI) to actual loss recognition (benefit expense) and, to a much lesser extent, transferred shadow DAC (AOCI) to DAC amortization expense in 2012. Assumptions related to investment yields, mortality experience and expenses will be reviewed periodically and updated as appropriate, which may result in additional loss recognition reserves. In addition, due to the reinvestment of the assets at lower yields, earnings related to this payout annuity block of business are expected to decline beginning in 2013.

Premiums

Premiums represent amounts received on traditional life insurance policies, group benefit policies and deposits on life-contingent payout annuities. Premiums, deposits and other considerations is a non-GAAP measure that includes life insurance premiums and deposits on annuity contracts and mutual funds.

The following table presents a reconciliation of premiums, deposits and other considerations to premiums:

Years Ended December 31,
(in millions)	2012	2011	2010

Premiums, deposits and other considerations	$20,994	$24,392	$19,505
Deposits	(17,934)	(21,338)	(16,405)
Other	(632)	(541)	(580)

Premiums	$2,428	$2,513	$2,520

Sales and Deposits

The following tables summarize AIG Life and Retirement premiums, deposits and other considerations by product*:

				Percentage Change
Years Ended December 31,				2012 vs. 2011	2011 vs. 2010
(in millions)	2012	2011	2010

Premiums, deposits and other considerations
Individual fixed annuity deposits	$1,495	$6,606	$4,410	(77)%	50%
Group retirement product deposits	7,028	7,312	6,309	(4)	16
Life insurance	5,129	5,267	5,529	(3)	(5)
Individual variable annuity deposits	4,561	3,212	2,072	42	55
Retail mutual funds	2,723	1,925	1,101	41	75
Individual annuities runoff	58	70	84	(17)	(17)

Total premiums, deposits and other considerations	$20,994	$24,392	$19,505	(14)%	25%

Life Insurance Sales
Retail – Independent	$138	$144	$123	(4)%	17%
Retail – Affiliated (Career and AIG Direct)	110	109	98	1	11

Total Retail	248	253	221	(2)	14
Institutional – Independent	26	25	32	4	(22)

Total life insurance sales	$274	$278	$253	(1)%	10%

*         Life insurance sales include periodic premiums from new business expected to be collected over a one-year period and 10 percent of single premiums and unscheduled deposits from new and existing policyholders. Annuity sales represent deposits from new and existing customers.

AIG 2012 Form 10-K

Total premiums, deposits and other considerations decreased in 2012 as substantial decreases in individual fixed annuities were only partially offset by significant increases in individual variable annuities and retail mutual funds.

2012 and 2011 Comparison

Individual fixed annuity deposits declined due to the low interest rate environment as consumers are reluctant to purchase these products at the relatively low crediting rates currently offered. Group retirement product deposits (which include deposits into mutual funds and fixed options within variable annuities sold in group retirement markets) decreased modestly due to slightly lower levels of individual rollover deposits and periodic deposits in 2012, partially offset by higher mutual fund deposits. The low interest rate environment has affected group retirement deposits, resulting in lower levels of deposits into fixed options. Individual variable annuity deposits increased due to innovative product enhancements and expanded distribution as well as a more favorable competitive environment. Premiums from life insurance products increased in 2012, but were more than offset by declines in deferred annuities sold through life insurance distribution channels. Retail mutual fund sales growth was principally driven by SunAmerica Asset Management Corp.'s Focused Dividend Strategy product offering which continues to be a top long-term performer within its respective peer group.

AIG Life and Retirement's total life sales decreased 1 percent during 2012 compared to 2011. Overall retail universal life sales decreased 1 percent with sales of indexed products growing while sales of universal life products sensitive to low interest rates declined. Retail term insurance sales increased 1 percent in 2012 compared to 2011 because we continued our disciplined focus related to new business pricing and underwriting. Institutional life sales increased 4 percent in 2012 compared to 2011 from growth in single premium private placement universal life deposits.

2011 and 2010 Comparison

Group retirement deposits increased primarily due to higher levels of individual rollover deposits in 2011. Individual fixed annuity deposits increased as certain bank distributors negotiated a lower commission in exchange for a higher rate offered to policyholders which made our individual fixed annuity products more attractive. However, fixed annuity deposits declined in the latter part of 2011 from the first six months of 2011 due to significant declines in interest rates. Variable annuity sales increased due to reinstatements of relationships at a number of key broker-dealers, and increased wholesaler productivity. Deposits from life insurance products increased in 2011, but were more than offset by declines in deferred annuities sold through life insurance distribution channels and a large private placement variable annuity sale in 2010. Retail mutual fund annual sales growth was driven by SunAmerica Asset Management Corp.'s Specialty Series product offerings (Alternative Strategies and Global Trends) and the Focused Dividend Strategy Portfolio.

AIG Life and Retirement grew new sales of mortality-based life insurance products during 2011 by strengthening the core retail independent distribution channel and continuing to focus on career agent and direct-to-consumer distribution. Retail life sales increased 17 percent during 2011 as we continued to re-engage independent distribution channels. Affiliated distribution channels grew 11 percent in 2011 as a result of an enhanced product suite appealing

AIG 2012 Form 10-K

to middle market consumers. AIG Direct, our direct-to-consumer platform, has proven highly effective for the distribution of term life and A&H products. The decline in institutional sales during 2011 reflected several large variable universal life sales during 2010.

Retirement Services Net Flows

The following table presents the account value rollforward for Retirement Services:

Years Ended December 31,
(in millions)	2012	2011	2010

Group retirement products
Balance, beginning of year	$69,925	$68,365	$63,419
Deposits – annuities	5,083	5,652	4,937
Deposits – mutual funds	1,945	1,660	1,372

Total deposits	7,028	7,312	6,309
Surrenders and other withdrawals	(6,325)	(5,853)	(6,647)
Death benefits	(401)	(371)	(317)

Net inflows (outflows)	302	1,088	(655)
Change in fair value of underlying investments, interest credited, net of fees	6,087	457	5,601
Effect of unrealized gains (losses) (shadow loss)	178	15	–

Balance, end of year	$76,492	$69,925	$68,365

Individual fixed annuities
Balance, beginning of year	$52,276	$48,489	$47,202
Deposits	1,495	6,606	4,410
Surrenders and other withdrawals	(3,465)	(3,456)	(3,520)
Death benefits	(1,632)	(1,570)	(1,479)

Net inflows (outflows)	(3,602)	1,580	(589)
Change in fair value of underlying investments, interest credited, net of fees	1,719	1,828	1,876
Other	479	–	–
Effect of unrealized gains (losses) (shadow loss)	(141)	379	–

Balance, end of year	$50,731	$52,276	$48,489

Individual variable annuities
Balance, beginning of year	$24,896	$25,581	$24,637
Deposits	4,561	3,212	2,072
Surrenders and other withdrawals	(2,727)	(2,982)	(2,725)
Death benefits	(447)	(452)	(437)

Net inflows (outflows)	1,387	(222)	(1,090)
Change in fair value of underlying investments, interest credited, net of fees	2,830	(463)	2,034

Balance, end of year	$29,113	$24,896	$25,581

Retail mutual funds
Balance, beginning of year	$6,221	$5,975	$5,879
Deposits	2,723	1,925	1,101
Redemptions	(1,705)	(1,447)	(1,252)

Net inflows (outflows)	1,018	478	(151)
Change in fair value of underlying investments, interest credited, net of fees	(69)	(232)	247

Balance, end of year	$7,170	$6,221	$5,975

Total Retirement Services
Balance, beginning of year	$153,318	$148,410	$141,137
Deposits	15,807	19,055	13,892
Surrenders, redemptions and other withdrawals	(14,222)	(13,738)	(14,144)
Death benefits	(2,480)	(2,393)	(2,233)

Net inflows (outflows)	(895)	2,924	(2,485)
Change in fair value of underlying investments, interest credited, net of fees	10,567	1,590	9,758
Other	479	–	–
Effect of unrealized gains (losses) (shadow loss)	37	394	–

Balance, end of year, excluding runoff	163,506	153,318	148,410
Individual annuities runoff	4,151	4,299	4,430
GIC runoff	6,099	6,706	8,486

Balance, end of year	$173,756	$164,323	$161,326

General and separate account reserves and mutual funds
General account reserve	$102,814	$102,580	$97,515
Separate account reserve	51,970	46,006	48,804

Total general and separate account reserves	154,784	148,586	146,319
Group retirement mutual funds	11,802	9,516	9,032
Retail mutual funds	7,170	6,221	5,975

Total reserves and mutual funds	$173,756	$164,323	$161,326

AIG 2012 Form 10-K

2012 and 2011 Comparison

Overall, net flows were negative in 2012, primarily due to lower fixed annuity deposits resulting from the low interest rate environment. Net flows improved in 2012 for individual variable annuities due to both the increase in deposits and favorable surrender experience. Net flows improved in 2012 for retail mutual funds due to increased deposits.

2011 and 2010 Comparison

Net flows improved in 2011 due to both the significant increase in deposits and favorable surrender experience in group retirement and individual fixed annuities. However, individual fixed annuities net flows declined in the second half of the year due to lower deposits resulting from the low interest rate environment.

Surrender rates for individual fixed annuities also decreased in 2011 due to the low interest rate environment and the relative competitiveness of interest credited rates on the existing block of fixed annuities versus interest rates on alternative investment options available in the marketplace. AIG Life and Retirement returned to a more normal level of group surrender activity that no longer reflects the negative AIG publicity associated with the events of 2008 and 2009. Individual variable annuities net flows improved from 2010 levels due primarily to higher deposits throughout 2011 and turned positive in the fourth quarter of 2011.

The following table presents reserves by surrender charge category and surrender rates:

	2012			2011
	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities
At December 31,
(in millions)

No surrender charge	$55,892	$21,528	$11,548	$53,100	$18,179	$10,061
0% - 2%	1,241	2,970	4,231	1,186	2,922	4,317
Greater than 2% - 4%	1,400	2,867	2,125	1,248	4,719	2,068
Greater than 4%	4,879	19,609	10,318	4,060	23,372	7,764
Non-surrenderable	1,278	3,757	891	815	3,084	686

Total reserves	$64,690	$50,731	$29,113	$60,409	$52,276	$24,896

Surrender rates	8.6%	6.8%	10.3%	8.4%	6.8%	11.9%

*         Excludes mutual funds of $11.8 billion and $9.5 billion at December 31, 2012 and 2011, respectively.

Low Interest Rate Environment

There are a variety of factors that impact AIG Life and Retirement's businesses, and the life insurance and annuity industry in general, during a prolonged low interest rate environment. Declining interest rates result in higher fair values of assets backing insurance and annuity liabilities and may result in improved persistency of certain lines of business. A sustained low interest rate environment may also result in lower sales of fixed annuities and other products and lower net investment spreads as portfolio cash flows are reinvested at lower rates (spread compression). There are a number of management actions we may take to mitigate these impacts as discussed below.

AIG 2012 Form 10-K

AIG Life and Retirement is proactively addressing the impact of sustained low interest rates. During 2012, a number of actions were taken on both the asset and liability sides of our balance sheet:
• Opportunistic investments in structured securities and re-deployment of cash in 2011 to increase yields
• Continued disciplined approach to new business pricing
• Actively managing renewal credited rates
• Re-priced certain life insurance and annuity products to reflect current low rate environment
• Re-filed certain products to continue lowering minimum rate guarantees

As a result of these actions, we estimate that the effect of interest rates remaining at or near current levels through the end of 2013 on pre-tax operating income would not be material, and would be modestly more significant with respect to 2014 results.

Opportunistic Investments: The majority of assets backing insurance and annuity liabilities consists of intermediate- and long-term fixed maturity securities. We generally purchase assets with the intent of matching expected maturities of the insurance liabilities. An extended low interest rate environment may result in a lengthening of liability maturities from initial estimates, primarily due to lower lapses. Opportunistic investments in structured securities, private placement corporate debt securities and mortgage loans continue to be made to improve yields, increase net investment income and help to offset the impact of the lower interest rate environment.

Disciplined New Business Pricing: New fixed annuity sales have declined in 2012 relative to 2011, due to the relatively low crediting rates offered as a result of our disciplined approach to new business. However, even in the current interest rate environment, we continue to pursue new sales of life and annuity products at targeted net investment spreads. New sales of fixed annuity products generally have minimum interest rate guarantees of 1 percent. Universal life insurance interest rate guarantees are generally 2 to 3 percent on new non-indexed products and 1 percent on new indexed products, and are designed to be sufficient to meet targeted net investment spreads. If the low interest rate environment continues, we expect our fixed annuities sales (including deposits into fixed options within variable annuities sold in group retirement markets) to remain weak into 2013.

Active Management of Renewal Credited Rates: The contractual provisions for renewal of crediting rates and guaranteed minimum crediting rates included in our products may have the effect, in a continued low interest rate environment, of reducing our spreads and thus reducing future profitability. Although we partially mitigate this interest rate risk through its asset-liability management process, product design elements and crediting rate strategies, a prolonged low interest rate environment may negatively affect future profitability. Our annuity and universal life products were designed with contractual provisions that allow crediting rates to be reset at pre-established intervals subject to minimum crediting rate guarantees. We have adjusted, and will continue to adjust, crediting rates in order to maintain targeted net investment spreads on both new business and in-force business where crediting rates are above minimum guarantees. In addition to annuity and universal life products discussed above, certain traditional long-duration products for which we do not have the ability to adjust interest rates, such as payout annuities, are exposed to reduced earnings and potential reserve increases in a prolonged low interest rate environment.

As indicated in the table below, approximately 63 percent of our annuity and universal life account values are at their minimum crediting rates as of December 31, 2012, an increase from 45 percent at December 31, 2011. These

AIG 2012 Form 10-K

products have minimum guaranteed interest rates as of December 31, 2012 ranging from 1.0 percent to 5.5 percent, with the higher rates representing guarantees on older products.

December 31, 2012	Current Crediting Rates
Contractual Minimum Guaranteed Interest Rate Account Values (in millions)	At Contractual Minimum Guarantee	1-50 Basis Points Above Minimum Guarantee	More than 50 Basis Points Above Minimum Guarantee	Total

Universal life insurance
1%	$24	$–	$9	$33
> 1% - 2%	–	–	232	232
> 2% - 3%	93	368	1,445	1,906
> 3% - 4%	2,143	209	1,566	3,918
> 4% - 5%	4,377	197	12	4,586
> 5% - 5.5%	321	3	2	326

Subtotal	$6,958	$777	$3,266	$11,001

Fixed annuities
1%	$1,317	$2,826	$6,079	$10,222
> 1% - 2%	6,146	8,146	8,857	23,149
> 2% - 3%	30,631	1,635	5,251	37,517
> 3% - 4%	13,262	962	417	14,641
> 4% - 5%	8,138	–	7	8,145
> 5% - 5.5%	238	–	5	243

Subtotal	$59,732	$13,569	$20,616	$93,917

Total	$66,690	$14,346	$23,882	$104,918

Percentage of total	63%	14%	23%	100%

Effective Product Management: AIG Life and Retirement has a dynamic product management process designed to ensure that new business product offerings appropriately reflect the current low interest rate environment. To the extent that we cannot achieve targeted net investment spreads on new business, products are re-priced or discontinued. Additionally, current products with higher minimum rate guarantees have been re-filed with lower rates as permitted under state insurance product regulations.

AIG 2012 Form 10-K

Other Operations

Other Operations Results

The following table presents AIG's Other operations results:

				Percentage Change
Years Ended December 31,				2012 vs. 2011		2011 vs. 2010
(in millions)	2012	2011	2010

Mortgage Guaranty	$9	$(97)	$353	NM	%	NM %
Global Capital Markets	557	(11)	210	NM		NM
Direct Investment book	1,215	604	1,421	101		(57)
Retained interests:
Change in fair value of AIA securities, including realized gain in 2012	2,069	1,289	(638)	61		NM
Change in fair value of ML III	2,888	(646)	1,792	NM		NM
Change in the fair value of the MetLife securities prior to their sale	–	(157)	665	NM		NM

Corporate & Other:
Interest expense on FRBNY Credit Facility*	–	(72)	(636)	NM		89
Other interest expense	(1,597)	(1,613)	(1,856)	1		13
Corporate expenses, net	(900)	(1,095)	(1,233)	18		11
Real estate and other non-core businesses	(121)	24	(658)	NM		NM

Total Corporate & Other operating income	(2,618)	(2,756)	(4,383)	5		37
Consolidation and eliminations	4	–	89	NM		NM

Total Other operations operating income (loss)	4,124	(1,774)	(491)	NM		(261)
Legal reserves	(754)	(20)	(3)	NM		NM
Legal settlements	39	–	–	NM		NM
Deferred gain on FRBNY credit facility	–	296	–	NM		NM
Amortization of prepaid commitment fee asset	–	–	(3,471)	NM		NM
Gain (loss) on extinguishment of debt	(9)	(3,143)	(104)	100		NM
Net realized capital gains	501	12	908	NM		(99)
Net gain (loss) on sale of divested businesses	(2)	(74)	18,897	97		NM
Divested businesses	–	–	1,875	NM		NM

Total Other operations pre-tax income (loss)	$3,899	$(4,703)	$17,611	NM	%	NM %

*         Includes interest expense of $2 million and $75 million for 2011 and 2010, respectively, allocated to discontinued operations in consolidation.

AIG 2012 Form 10-K

In December of 2012, we recorded litigation settlement income from settlements with three financial institutions who participated in the creation, offering and sale of RMBS as to which AIG and its subsidiaries suffered losses either directly on their own account or in connection with their participation in AIG's securities lending program.

Mortgage Guaranty

The following table presents pre-tax income for Mortgage Guaranty:

				Percentage Change
Years Ended December 31,				2012 vs. 2011	2011 vs. 2010
(in millions)	2012	2011	2010

Underwriting results:
Net premiums written	$858	$801	$756	7%	6%
(Increase) decrease in unearned premiums	(143)	(9)	219	NM	NM

Net premiums earned	715	792	975	(10)	(19)
Claims and claims adjustment expenses incurred	659	834	500	(21)	67
Underwriting expenses	193	187	271	3	(31)

Underwriting profit (loss)	(137)	(229)	204	40	NM
Net investment income	146	132	149	11	(11)

Operating income (loss)	9	(97)	353	NM	NM
Net realized capital gains	6	20	44	(70)	(55)

Pre-tax income (loss)	$15	$(77)	$397	NM %	NM %

2012 and 2011 Comparison

Mortgage Guaranty recorded operating income in 2012 compared to an operating loss in 2011 primarily due to:

•
a decrease in claims and claims adjustment expenses of $175 million. This reflects decreases in first and second-lien businesses of $95 million and $110 million, respectively, which were partially offset by an increase in international claims and claims adjustment expenses of $34 million. Claims and claims adjustment expenses in 2012 included favorable prior year loss development of $78 million, which consists of $45 million in second liens, $17 million in student loans and $33 million in the international business partially offset by unfavorable development in first liens of $17 million. This favorable prior year development was offset by current accident year losses attributable to business written in 2008 and prior;

•
the $95 million decrease in first-lien claims and claims adjustment expenses reflected 20 percent lower levels of newly reported delinquencies, an improvement in the cure rate and lower unfavorable loss development of $17 million in 2012 compared to $76 million of unfavorable development in 2011. The unfavorable development of $17 million in 2012, included $117 million of favorable development arising from the claims requests sent to lenders mentioned above, offset by $134 million of unfavorable development on delinquencies for which claim requests were not made;

•
the $110 million decline in second-lien business claims and claims adjustment expenses. This reflected a decrease in claims and claims adjustment expenses paid as more business reached the respective stop loss limits; and

•
the increased claims and claims adjustment expenses in the international business. This reflected a reduction in claim reserves in 2011 due to a settlement of certain delinquencies with a major European lender that resulted in a $43 million benefit.

These items were partially offset by:

•
a decline in first-lien earned premiums of $19 million reflecting higher premium refunds due to the rescissions arising from the claims requests sent to lenders during the fourth quarter of 2011 and continuing throughout 2012, as discussed in Outlook herein, in addition to the declining persistency on the 2008 and prior policy years;

AIG 2012 Form 10-K

•
a decline in earned premiums on second-lien and international businesses, both of which were placed into run-off during 2008, of $41 million and $24 million respectively; and

•
a $10 million increase in underwriting expenses driven primarily by an increase in underwriting, sales and product initiatives, all of which supported the increase in new insurance written for the year.

New insurance written, which represents the original principal balance of the insured mortgages, was approximately $37 billion and $19 billion in 2012 and 2011, respectively. The increase in new insurance written is the result of the market acceptance by lenders of UGC's risk-based pricing model and withdrawal of certain competitors from the market during 2011. See Outlook – Other Operations – Mortgage Guaranty for further discussion.

Risk-in-Force

The following table presents risk-in-force and delinquency ratio information for Mortgage Guaranty domestic business:

At December 31,
(dollars in billions)	2012	2011

Domestic first-lien:
Risk in force	$29.0	$25.6
60+ day delinquency ratio on primary loans(a)	8.9%	13.9%
Domestic second-lien:
Risk in force(b)	$1.3	$1.5

(a)     Based on number of policies.

(b)     Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

2011 and 2010 Comparison

Mortgage Guaranty recorded an operating loss in 2011 compared to operating income in 2010, primarily due to:

•
an increase in claims and claims adjustment expenses of $334 million, primarily in first-lien business. This reflected increased overturns of denied and rescinded claims and unfavorable first-lien loss development of $76 million in 2011, compared to favorable loss development of $385 million in 2010. These factors were partially offset by lower levels of newly reported delinquencies in the first-lien, second-lien and international products, and a reduction in reserves due to an agreement to resolve certain delinquencies with a major European lender that resulted in a $43 million benefit;

•
declines in earned premiums from the second-lien, private student loan and international businesses, which were placed into runoff during 2008, partially offset by an increase in earned premiums from first-lien business; and

•
the accrual of $22 million to pay for previously rescinded losses, certain legal fees and interest in connection with an adverse judgment. Mortgage Guaranty has appealed the court's decision.

Partially offsetting these declines was a reduction in underwriting expenses compared to 2010 reflecting a $94 million accrual of estimated remedy losses in 2010. Remedy losses represent the indemnification for losses incurred by lenders arising from obligations contractually assumed by Mortgage Guaranty as a result of underwriting services provided to lenders during times of high loan origination activity. Mortgage Guaranty believes it has adequately accrued for these losses at December 31, 2011. Pre-tax income for 2010 also includes gains of approximately $150 million from legal settlements and reinsurance commutations.

Global Capital Markets Operations

2012 and 2011 Comparison

GCM reported operating income in 2012 compared to an operating loss in 2011 primarily due to improvement in unrealized market valuations related to the super senior credit default swap (CDS) portfolio, a decrease in operating expenses and lower costs related to the wind-down of AIGFP's businesses and portfolios. For 2012 and 2011,

AIG 2012 Form 10-K

unrealized market valuation gains of $617 million and $339 million, respectively, were recognized. The improvement resulted primarily from CDS transactions written on multi sector CDOs driven by amortization and price movements within the CDS portfolio. For 2012, the remaining portfolio of AIGFP continued to be wound down and was managed consistent with AIG's risk management objectives. The active wind-down of the AIGFP derivatives portfolio was completed by the end of the second quarter of 2011.

2011 and 2010 Comparison

GCM reported an operating loss in 2011 compared to operating income in 2010 primarily due to a decrease in unrealized market valuation gains related to the super senior CDS portfolio and losses in 2011 compared to gains in 2010 on the CDS contracts referencing single-name exposures written on corporate, index and asset-backed credits, which are not included in the super senior CDS portfolio. These items were partially offset by improvement in net credit valuation adjustments on derivative assets and liabilities. For 2011 and 2010, unrealized market valuation gains of $339 million and $598 million, respectively, were recognized on the super senior CDS portfolio. The decrease resulted primarily from CDS transactions written on multi-sector CDOs as a result of price declines of the underlying assets. For 2011, an unrealized market valuation loss of $23 million was recognized on CDS contracts referencing single-name exposures compared to a gain of $149 million in 2010 due to a decline in market conditions. For 2011 and 2010, net credit valuation adjustment losses of $53 million and $200 million, respectively, were recognized. The improvement resulted primarily from the narrowing of corporate spreads.

Direct Investment Book Results

2012 and 2011 Comparison

The DIB's operating income increased in 2012 compared to 2011 primarily due to improvement in net credit valuation adjustments on the DIB assets and liabilities for which the fair value option was elected and gains realized from unwinding certain transactions. For 2012 and 2011, net credit valuation adjustment gains of $789 million and $380 million, respectively, were recognized. The improvement resulted primarily from gains on assets due to the tightening of counterparty credit spreads, partially offset by losses on liabilities due to the tightening of AIG's credit spreads.

2011 and 2010 Comparison

The DIB's operating income decreased in 2011 compared to 2010 primarily due to lower net gains in credit valuation adjustments on non-derivative assets and liabilities accounted for under the fair value option and lower interest income due to approximately $4.9 billion in sales of investments during the fourth quarter of 2010 and the first quarter of 2011 to increase liquidity.

The following table presents credit valuation adjustment gains (losses) for the DIB (excluding intercompany transactions):

Years Ended December 31,
(in millions)	2012	2011	2010

Counterparty Credit Valuation Adjustment on Assets:
Bond trading securities	$1,401	$(71)	$1,678
Loans and other assets	29	31	40

Increase (decrease) in assets	$1,430	$(40)	$1,718

AIG's Own Credit Valuation Adjustment on Liabilities:
Notes and bonds payable	$(235)	$141	$(251)
Hybrid financial instrument liabilities	(291)	147	(311)
Guaranteed Investment Agreements	(81)	112	(173)
Other liabilities	(34)	20	(44)

(Increase) decrease in liabilities	$(641)	$420	$(779)

Net increase to operating income	$789	$380	$939

AIG 2012 Form 10-K

Retained Interests

Change in Fair Value of AIA Securities Prior to Their Sale

We sold our remaining 33 percent interest in AIA ordinary shares for proceeds of $14.5 billion and a net gain of $2.1 billion through three sale transactions on March 7, September 11 and December 20, 2012.

We recognized a $1.3 billion gain in 2011, representing a 12 percent increase in the value of AIG's then 33 percent interest in AIA, which is recorded in Other invested assets and accounted for under the fair value option. In 2010, we recognized a $638 million loss on our interest in AIA during the approximate two-month holding period following the initial public offering in late October 2010.

Change in Fair Value of ML III Prior to Liquidation

The gains attributable to AIG's interest in ML III for 2012 were based in part on the completion of the final auction of ML III assets by the FRBNY, in the third quarter of 2012.

The loss attributable to AIG's interest in ML III for 2011 was due to significant spread widening and reduced interest rates.

The gain on ML III for 2010 was attributable to the shortening of its weighted average life. Additionally, fair value for 2010 was positively affected by a decrease in projected credit losses in the underlying collateral securities.

Change in the Fair Value of the MetLife Securities Prior to Their Sale

We recognized a loss in 2011, representing the decline in the securities' value, due to market conditions, from December 31, 2010 through the date of their sale in the first quarter of 2011.

Corporate & Other

Corporate & Other reported lower operating losses in 2012 compared to 2011 primarily due to the effects of the following:

•
reduction in expense of $211 million in 2012 resulting from settlements of the liability for the Department of the Treasury's underwriting fees for the sale of AIG Common Stock at amounts lower than had been estimated at the time the accrual was established, and AIG purchased a significant amount of shares for which no payment to the underwriters was required; and

•
a decline in interest expense as a result of the repayment of the FRBNY Credit Facility and the exchange of outstanding junior subordinated debentures for senior unsecured notes in 2011.

Real estate and other non-core businesses declined due to lower gains on real estate dispositions and higher equity losses on real estate investments in 2012 compared to 2011.

Corporate & Other reported lower operating losses in 2011 compared to 2010. This was primarily due to:

•
a decline in interest expense as a result of the repayment of the FRBNY Credit Facility; and

•
improvement in real estate and other non-core businesses due to significantly lower levels of real estate investment impairment charges in 2011 compared to 2010.

Divested Businesses

Divested businesses include the operating results of divested businesses that did not qualify for discontinued operations accounting through the date of their sale. The Divested businesses results for 2010 primarily represent the historical results of AIA, which was deconsolidated in November 2010 in conjunction with its initial public offering.

AIG 2012 Form 10-K

Discontinued Operations

Income (loss) from Discontinued Operations is comprised of the following:

Years Ended December 31,
(in millions)	2012	2011	2010

Foreign life insurance businesses	$–	$1,170	$(1,602)
AGF	–	–	(145)
ILFC	304	(1,017)	(581)
Net gain (loss) on sale	(6,733)	2,338	5,389
Consolidation adjustments	–	(1)	(356)
Interest allocation	–	(2)	(75)

Income (loss) from discontinued operations	(6,429)	2,488	2,630
Income tax expense (benefit)	(2,377)	698	3,599

Income (loss) from discontinued operations, net of tax	$(4,052)	$1,790	$(969)

Significant items affecting the comparison of results from discontinued operations included the following:

•
a pre-tax loss of $6.7 billion ($4.4 billion after tax) on the announced sale of ILFC in 2012;

•
a gain on the sale of AIG Star and AIG Edison in 2011, a gain on the sale of ALICO in 2010, a loss on the sale of AGF in 2010 and a loss recognized in 2010 related to the sale of Nan Shan;

•
impairments of goodwill in 2010 of $4.6 billion related to ALICO, AIG Star and AIG Edison.

•
tax effects of the above transactions, notably the impact of non-deductible goodwill impairment and the change in investment in subsidiaries, which was principally related to changes in the estimated U.S. tax liability with respect to the planned sales.

See Note 4 to the Consolidated Financial Statements for further discussion of discontinued operations.

Consolidated Comprehensive Income (Loss)

The following table presents AIG's consolidated comprehensive income (loss):

				Percentage Change
Years Ended December 31,				2012 vs. 2011	2011 vs. 2010
(in millions)	2012	2011	2010

Net income	$3,700	$21,330	$12,285	(83)%	74%

Change in unrealized appreciation of investments	10,710	5,518	9,910	94	(44)
Change in deferred acquisition costs adjustment and other	(889)	(630)	(657)	(41)	4
Change in future policy benefits	(517)	(2,302)	–	78	NM
Change in foreign currency translation adjustments	(33)	(97)	654	66	NM
Change in net derivative gains arising from cash flow hedging activities	33	51	105	(35)	(51)
Change in retirement plan liabilities adjustment	(319)	(365)	9	13	NM
Change attributable to divestitures and deconsolidations	–	(5,041)	(4,872)	NM	(3)
Deferred tax asset (liability)	(2,889)	262	(2,186)	NM	NM

Other comprehensive income (loss)	6,096	(2,604)	2,963	NM	NM

Comprehensive income	9,796	18,726	15,248	(48)	23

Total comprehensive income attributable to noncontrolling interests	265	587	2,408	(55)	(76)

Comprehensive income attributable to AIG	$9,531	$18,139	$12,840	(47)%	41%

AIG 2012 Form 10-K

2012 and 2011 Comparison

Change in Unrealized Appreciation of Investments

The increase in 2012 was primarily attributable to appreciation in bonds available for sale due to lower interest rates and narrowing spreads for investment grade and high-yield securities. The ten year U.S. Treasury rate started the year at 1.88 percent, decreased to a historic low of 1.39 percent in the middle of the year, and ended the year at 1.76 percent. High yield and investment grade spreads were down approximately 200 basis points and 100 basis points, respectively, during the year, with the narrowing spreads being the major contributor to unrealized appreciation in bonds available for sale, which was almost double the amount recorded in 2011. Corporate bonds and structured securities were major beneficiaries from this continued low rate environment as prices on these assets increased significantly during the year. Non-agency securities provided the majority of the structured securities improvement as high yield securities generally benefited from the significant narrowing of spreads during the year. The significant majority of the unrealized appreciation occurred during the first three quarters of the year, as the fourth quarter experienced less rate and spread volatility.

During 2011, the insurance operations portfolio experienced appreciation in bonds available for sale due to lower rates, which more than offset widening spreads. The ten year U.S. Treasury rate started the year at 3.30 percent, falling 188 basis points to end the year at 1.88 percent. Municipal bond rates also decreased, resulting in unrealized appreciation in both the U.S. Government securities and municipal bond portfolio. The drop in U.S. Treasury rates more than offset the widening of spreads on Investment grade securities, resulting in improved pricing and corresponding unrealized appreciation in the corporate bond portfolio during the year.

The reclassification adjustments included in net income on unrealized appreciation of investments increased by $1.0 billion in 2012 compared to 2011 as a result of realized gains and losses recognized on sales of securities classified as available for sale.

See Investments – Investment Highlights – Securities available for sale herein for a table on the gross unrealized gains (losses) of AIG's available for sale securities by type of security.

Change in Deferred Acquisition Costs Adjustment and Other

The change in DAC in 2012 compared to 2011 is primarily the result of increases in the unrealized appreciation of investments supporting interest-sensitive products. DAC for investment-oriented products is adjusted for changes in estimated gross profits that result from changes in the net unrealized gains or losses on fixed maturity and equity securities available for sale. Because fixed maturity and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in DAC amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. These adjustments, net of tax, are credited or charged directly to Accumulated other comprehensive income (loss).

Change in Future Policy Benefits

We periodically evaluate the assumptions used to establish deferred acquisition costs and future policy benefits. These assumptions may be adjusted based on actual experience and judgment. Key assumptions include mortality, morbidity, persistency, maintenance expenses and investment returns.

Primarily as a result of the increase in unrealized appreciation of investments during 2012 and 2011, we recorded additional future policy benefits through Other comprehensive income. This change in future policy benefits assumes that the securities underlying certain traditional long-duration products are sold at their stated aggregate fair value and reinvested at current yields. This increase in future policy benefits in other comprehensive income was partially offset by loss reserve recognition in net income resulting from sales of securities in unrealized gain positions.

Change in Foreign Currency Translation Adjustment

The change in foreign currency translation adjustment was a net loss in 2012 due to the strengthening of the U.S. dollar against the Euro and Japanese Yen slightly offset by the weakening of the U.S. dollar against British pound.

Change in Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities

The decline primarily reflects the gradual run-off of the cash flow hedge portfolio as well as the de-designations resulting from ILFC, partially offset by a decline in the interest rate environment.

AIG 2012 Form 10-K

Change in Retirement Plan Liabilities Adjustment

The decrease in the amount of change in 2012 compared to the 2011 was primarily due to the overall decreases in discount rates resulting in a loss of approximately $636 million and $677 million in 2012 and 2011, respectively. Partially offsetting the 2012 loss was a gain from investment returns of $213 million. Adding to the loss in 2011 was a loss from investment returns of $146 million.

See Note 22 to the Consolidated Financial Statements for further discussion.

Change Attributable to Divestitures and Deconsolidations

The change attributable to divestitures and deconsolidations in 2011 primarily reflects the derecognition of all items in Accumulated other comprehensive income (loss) at the time of sale for AIG Star, AIG Edison and Nan Shan.

Deferred Taxes on Other Comprehensive Income

In 2012, the effective tax rate on pre-tax Other Comprehensive Income was 32.2 percent. The effective tax rate differed from the statutory 35 percent rate primarily due to a decrease in the deferred tax asset valuation allowance and the effect of foreign operations.

For the year ended December 31, 2011, the effective tax rate on pre-tax Other Comprehensive Loss was 9.1 percent. The effective tax rate differs from the statutory 35 percent rate primarily due to the effects of the Nan Shan disposition.

2011 and 2010 Comparison

Change in Unrealized Appreciation of Investments

As discussed above, the 2011 increase in unrealized appreciation of investments was due to the result of appreciation in bonds available for sale due to lower rates, which more than offset widening spreads.

The $9.9 billion increase in 2010 primarily reflects an appreciation in bonds available for sale due to lower U.S. Treasury rates and slightly narrowed spreads. The structured securities portfolio accounted for more than half of the positive change in 2010, as RMBS and CMBS continued to recover from the distressed pricing levels of the financial crisis. The increase in 2010 also includes an appreciation in available-for-sale equity securities.

The reclassification adjustments included in net income on unrealized appreciation of investments decreased by $0.5 billion in 2011 compared to 2010 as a result of realized gains and losses recognized on sales of securities classified as available for sale.

Change in Deferred Acquisition Costs Adjustment and Other

DAC amortization was reduced in 2011 and 2010 primarily as a result of increases in the unrealized appreciation of investments supporting interest-sensitive products. The declines also reflect the divestiture of multiple life insurance operations, including the sales of Nan Shan, AIG Star and AIG Edison in 2011, the deconsolidation of AIA in 2010 and sale of ALICO in 2010.

Change in Foreign Currency Translation Adjustments

The decline in foreign currency translation adjustments reflects the divestiture of multiple foreign operations, including the sales of Nan Shan, AIG Star and AIG Edison in 2011, the deconsolidation of AIA in 2010 and the sale of ALICO in 2010.

Change in Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities

The decline in 2011 compared to 2010 primarily reflects the gradual wind-down of the cash flow hedge portfolio, partially offset by a decline in the interest rate environment.

AIG 2012 Form 10-K

Change in Retirement Plan Liabilities Adjustment

The decrease in 2011 was primarily due to the announced redesign and resulting remeasurement of the AIG Retirement and AIG Excess Plans, which was converted to cash balance plans effective April 1, 2012. AIG recognized a $590 million pre-tax reduction to Accumulated other comprehensive income in connection with the remeasurement in 2011, primarily due to a decrease in the discount rate since December 31, 2010. This decrease in Accumulated other comprehensive income was partially offset by the effect of the increase in the discount rate in the fourth quarter of 2011 in connection with the year end remeasurement.

Change Attributable to Divestitures and Deconsolidations

The change attributable to divestitures and deconsolidations in both periods reflect the derecognition of all items in Accumulated other comprehensive income (loss) at the point of sale and deconsolidation for all entities, including domestic entities. In 2011, the most significant entities were AIG Star, AIG Edison and Nan Shan. In 2010, the most significant entities were AIA and ALICO.

Deferred Taxes on Other Comprehensive Income

As discussed above, for the year ended December 31, 2011, the effective tax rate differs from the statutory 35 percent rate primarily due to the effects of the Nan Shan disposition.

For the year ended December 31, 2010, the effective tax rate on pre-tax Other Comprehensive Income was 42.5 percent, primarily due to the effects of the AIA initial public offering, the ALICO disposition and changes in the estimated U.S. tax liability with respect to the potential sale of subsidiaries, including AIG Star and AIG Edison.

AIG 2012 Form 10-K

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet our payment obligations. It is defined as cash and unencumbered assets that can be monetized in a short period of time at a reasonable cost. We manage our liquidity prudently through various risk committees, policies and procedures, and a stress testing and liquidity framework established by ERM. See Enterprise Risk Management – Risk Governance Structure for additional information. The liquidity framework is designed to measure both the amount and composition of our liquidity to meet financial obligations in both normal and stressed markets. See Enterprise Risk Management – Risk Appetite, Identification, and Measurement and Liquidity Risk Management for additional information.

Capital refers to the long-term financial resources available to support the operation of our businesses, fund business growth, and cover financial and operational needs that arise from adverse circumstances. Our primary source of ongoing capital generation is the profitability of our insurance subsidiaries. We and our insurance subsidiaries must comply with numerous constraints on our minimum capital positions. These constraints drive the requirements for capital adequacy for both the consolidated company and the individual businesses and are based on internally-defined risk tolerances, regulatory requirements, rating agency and creditor expectations and business needs. Actual capital levels are monitored on a regular basis and using ERM's stress testing methodology, we evaluate the capital impact of potential macroeconomic, financial and insurance stresses in relation to the relevant capital constraints of both the consolidated company and our insurance subsidiaries.

We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to policyholders, customers, creditors and debt-holders, including reasonably foreseeable contingencies or events.

Nevertheless, some circumstances may cause our cash or capital needs to exceed projected liquidity or capital resources. Additional collateral calls, deterioration in investment portfolios or reserve strengthening affecting statutory surplus, higher surrenders of annuities and other policies, downgrades in credit ratings, or catastrophic losses may result in significant additional cash or capital needs, loss of some sources of liquidity or capital, or both. In addition, regulatory, and other legal restrictions could limit our ability to transfer funds freely, either to or from our subsidiaries.

Depending on market conditions, regulatory and rating agency considerations and other factors, we may take various liability and capital management actions. Liability management actions may include, but are not limited to repurchasing or redeeming outstanding debt, issuing new debt or engaging in debt exchange offers. Capital management actions may include, but are not limited to, paying dividends to our shareholders, share purchases and acquisitions.

AIG 2012 Form 10-K

Liquidity and Capital Resources Management Highlights 2012

Sources

•

Sales of AIA Shares
We sold our remaining interest of approximately 4.0 billion AIA ordinary shares for gross proceeds of approximately $14.5 billion.

•

ML III Distributions
We received approximately $8.5 billion in distributions from the FRBNY's dispositions of ML III assets.

•

AIG Parent Funding from Subsidiaries
Approximately $5.2 billion was paid to AIG Parent from subsidiaries in cash. In addition, AIG Parent received non-cash dividends of approximately $1.0 billion in the form of municipal bonds from AIG Property Casualty.

•

AIG Notes Offerings
We received approximately $3.8 billion in proceeds in registered public note offerings.

•

ALICO Escrow Release
Approximately $1.0 billion held in escrow to secure indemnifications provided to MetLife under the ALICO stock purchase agreement was released to AIG (see Note 16 to the Consolidated Financial Statements for additional information).

Uses

•

AIG Share Purchases
We purchased an aggregate of approximately $13 billion of AIG Common Stock at the initial public offering price in four registered public offerings of AIG Common Stock conducted by the Department of the Treasury, as the selling shareholder. See Note 17 to the Consolidated Financial Statements for additional information on these offerings.

•

Pay Down of AIA SPV Preferred Interests
We paid down in full the remaining $8.6 billion liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests and redeemed the Department of the Treasury's preferred participating return rights in the AIA SPV and the special purpose vehicle holding the proceeds from the sale of ALICO (ALICO SPV). The payment was funded using both existing funds and approximately $1.6 billion in proceeds to us from the FRBNY's final disposition of ML II securities, approximately $6.0 billion in proceeds from the sale of AIA ordinary shares and funds allocated to the MIP.

•

Debt Reduction
We repaid an aggregate total of $7.7 billion of debt, which includes repayments by AIG Parent of $3.2 billion.

•

AIG Parent Funding to Subsidiaries
We made $1.2 billion in net capital contributions to subsidiaries, including a contribution of approximately $1.0 billion to AIG Property Casualty in the aftermath of Storm Sandy.

AIG 2012 Form 10-K

On February 19, 2013, AIG commenced cash tender offers for (i) our 8.625% Series A-8 Junior Subordinated Debentures and 8.000% Series A-7 Junior Subordinated Debentures for a purchase price of up to $325 million, (ii) our 6.250% Series A-1 Junior Subordinated Debentures and 8.175% Series A-6 Junior Subordinated Debentures for a purchase price of up to $650 million and (iii) the 8 1/2% Capital Trust Pass-Through Securities of American General Capital II, the 7.57% Capital Securities, Series A of American General Institutional Capital A, the 8 1/8% Capital Securities, Series B of American General Institutional Capital B and the 5.60% Senior Debentures due July 2097 of SunAmerica Inc. assumed by AIG, for a purchase price of up to $275 million, in each case plus accrued interest or distributions through the settlement date. The offers are not cross-conditioned and AIG may complete all, some or none of the tender offers. The offers are scheduled to expire on March 18, 2013 with an early participation period through March 4, 2013, in each case subject to amendment and to extension in AIG's sole discretion. The purpose of the tender offers is to purchase certain outstanding debt issued or guaranteed by AIG and to reduce its level of indebtedness and its interest expense.

See Liquidity and Capital Resources of AIG Parent and Subsidiaries – AIG Parent – Sources and Uses of Liquidity and Capital Resources of AIG Parent herein for further discussion.

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statement of Cash Flows:

Years Ended December 31, (in millions)	2012	2011	2010

Sources:
Net cash provided by (used in) operating activities – continuing operations	$748	$(6,256)	$6,161
Net cash provided by operating activities – discontinued operations	2,928	6,175	10,436
Net cash provided by changes in restricted cash	695	27,202	–
Net cash provided by other investing activities	15,917	9,246	17,114
Changes in policyholder contract balances	–	4,333	4,673
Issuance of other long-term debt	4,844	3,190	3,342
Federal Reserve Bank of New York credit facility borrowings	–	–	19,900
Proceeds from drawdown on the Department of Treasury Commitment	–	20,292	2,199
Issuance of Common Stock	–	5,055	–
Net cash provided by other financing activities	4,194	–	–

Total sources	29,326	69,237	63,825

Uses:
Changes in restricted cash	–	–	(27,026)
Changes in policyholder contract balances	(690)	–	–
Repayments of other long-term debt	(7,276)	(9,486)	(7,986)
Federal Reserve Bank of New York credit facility repayments	–	(14,622)	(23,178)
Repayment of Department of Treasury SPV Preferred Interests	(8,636)	(12,425)	–
Repayment of Federal Reserve Bank of New York SPV Preferred Interests	–	(26,432)	–
Purchases of AIG Common Stock	(13,000)	(70)	–
Net cash used in other financing activities	–	(6,761)	(8,211)

Total uses	(29,602)	(69,796)	(66,401)

Effect of exchange rate changes on cash	16	29	39

Decrease in cash	(260)	(530)	(2,537)

AIG 2012 Form 10-K

The following table presents a summary of AIG's Consolidated Statement of Cash Flows:

Years Ended December 31, (in millions)	2012	2011	2010

Summary:
Net cash provided by (used in) operating activities	$3,676	$(81)	$16,597
Net cash provided by (used in) investing activities	16,612	36,448	(9,912)
Net cash used in financing activities	(20,564)	(36,926)	(9,261)
Effect of exchange rate changes on cash	16	29	39

Decrease in cash	(260)	(530)	(2,537)
Cash at beginning of year	1,474	1,558	4,400
Change in cash of businesses held for sale	(63)	446	(305)

Cash at end of year	$1,151	$1,474	$1,558

Operating Cash Flow Activities

Interest payments totaled $4.0 billion in 2012 compared to $9.0 billion in 2011. Cash paid for interest in 2011 includes the payment of FRBNY Credit Facility accrued compounded interest totaling $6.4 billion. Excluding interest payments, AIG generated positive operating cash flow of $7.7 billion and $8.9 billion in 2012 and 2011, respectively.

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Cash provided by AIG Property Casualty operating activities was $1.1 billion in 2012 compared to $1.9 billion in 2011, primarily reflecting the decrease in net premiums written as a result of the continued execution of strategic initiatives to improve business mix and the timing of the cash flows used to pay claims and claims adjustment expenses and the related reinsurance recoveries.

Cash provided by operating activities by AIG Life and Retirement was $2.9 billion in 2012 compared to $2.4 billion in 2011, primarily reflecting efforts to actively manage spread income.

Cash provided by operating activities of discontinued operations of $2.9 billion in 2012 compared to $6.2 billion in 2011, includes ILFC, and in 2011 and 2010, foreign life insurance subsidiaries that were divested in 2011, including Nan Shan, AIG Star and AIG Edison.

Net cash provided by operating activities declined in 2011 compared to 2010, principally due to the following:

•
the cash payment by AIG Parent of $6.4 billion in accrued compounded interest and fees under the FRBNY Credit Facility. In prior periods, these payments were paid in-kind and did not affect operating cash flows;

•
cash provided by operating activities of foreign life subsidiaries declined by $10.4 billion due to the sale of those subsidiaries (AIA, ALICO, AIG Star, AIG Edison and Nan Shan). The subsidiaries generated operational cash inflows of $3.4 billion and $13.8 billion in 2011 and 2010, respectively; and

•
the effect of catastrophes and the cession of a large portion of AIG Property Casualty's net asbestos liabilities in the U.S. to NICO. Excluding the impact of the NICO cession and catastrophes, cash provided by AIG's reportable segments in 2011 is consistent with 2010, as increases in claims paid were offset by increases in premiums collected at the insurance subsidiaries.

Investing Cash Flow Activities

Net cash provided by investing activities for 2012 includes the following items:

•
payments received relating to the sale of the underlying assets held by ML II of approximately $1.6 billion;

•
payments of approximately $8.5 billion received in connection with the dispositions of ML III assets by the FRBNY;

AIG 2012 Form 10-K

•
gross proceeds of approximately $14.5 billion from the sale of approximately 4.0 billion AIA ordinary shares; and

•
approximately $2.1 billion of cash collateral received in connection with the securities lending program launched during 2012 by AIG Life and Retirement.

Net cash provided by investing activities in 2011 was primarily attributable to:

•
the utilization of $26.4 billion of restricted cash generated from the AIA IPO and ALICO sale in connection with the Recapitalization and $9.6 billion from the disposition of MetLife securities;

•
the sale of AIG Star, AIG Edison and Nan Shan in 2011 for total proceeds of $6.4 billion; and

•
net sales of short term investments and maturities of available for sale investments, primarily at AIG Property Casualty and AIG Life and Retirement, which were partially offset by purchases of available for sale investments.

Net cash used in investing activities in 2010 primarily resulted from net purchases of fixed maturity securities, resulting from our investment of cash generated from operating activities, and the redeployment of liquidity that had been accumulated by the insurance companies in 2009.

Financing Cash Flow Activities

Net cash used in financing activities during 2012 includes the following activities:

•
$8.6 billion pay down of the Department of the Treasury's AIA SPV Preferred Interests; and

•
total payments of approximately $13.0 billion for the purchase of approximately 421 million shares of AIG Common Stock.

Net cash used in financing activities for 2011 primarily resulted from the repayment of the FRBNY Credit Facility and the $12.4 billion partial repayment of the AIA SPV Preferred Interests and the ALICO SPV in connection with the Recapitalization and use of proceeds received from the sales of foreign life insurance entities in 2011.

Net cash used in financing activities in 2010 reflected declines in policyholder contract withdrawals, due to improved conditions for the life insurance and retirement services businesses. This was partially offset by the issuance of long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of December 31, 2012, AIG Parent had $16.1 billion in liquidity resources. AIG Parent's primary sources of liquidity are dividends, distributions, and other payments from subsidiaries, as well as credit and contingent liquidity facilities. AIG Parent's primary uses of liquidity are for debt service, capital management, operating expenses and subsidiary capital needs.

AIG Parent's primary sources of capital are dividends and distributions from subsidiaries. AIG Parent has unconditional capital maintenance agreements (CMAs) in place with certain AIG Property Casualty and AIG Life and Retirement subsidiaries to facilitate the transfer of capital and liquidity within the consolidated company. We expect these CMAs to continue to enhance AIG's capital management practices, and help manage the flow of capital between AIG Parent and these subsidiaries. We have entered into and expect to enter into additional CMAs with certain other insurance companies in 2013. See AIG Property Casualty and AIG Life and Retirement below for additional information. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries.

We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to policyholders, customers, creditors and debt-holders. We expect to access the debt markets from time to time to meet funding requirements as needed.

AIG 2012 Form 10-K

The following table presents AIG Parent's liquidity:

(In millions)	As of December 31, 2012

Cash and short-term investments(a)	$12,586
Available capacity under Syndicated Credit Facility(b)	3,037
Available capacity under Contingent Liquidity Facility(c)	500

Total AIG Parent liquidity sources	$16,123

(a)     Includes reverse repurchase agreements totaling $8.9 billion, which are secured short term investments.

(b)     AIG entered into an amended and restated syndicated bank credit facility on October 5, 2012. For additional information relating to this credit facility, see Credit Facilities below.

(c)     For additional information relating to the contingent liquidity facility, see Contingent Liquidity Facilities below.

Sources and Uses of Liquidity and Capital Resources of AIG Parent

Sources
During 2012, we:

•

sold our entire interest of approximately 3.9 billion AIA ordinary shares for gross proceeds of approximately $14.0 billion (excluding proceeds from the sale of AIA ordinary shares held by AIA SPV to an AIG Property Casualty subsidiary);

•

received approximately $8.5 billion in distributions from the FRBNY's dispositions of ML III assets;

•

collected approximately $5.2 billion in cash distributions from subsidiaries, including:

•

approximately $2.9 billion in note repayments from AIG Life and Retirement subsidiaries funded by payments of dividends from subsidiaries of which $1.6 billion represented proceeds from the FRBNY's sale of ML II assets;

•

approximately $1.5 billion in cash dividends from AIG Property Casualty;

•

$400 million in dividends from the AIA SPV, representing the proceeds from the sale of shares of AIA held by the AIA SPV to an AIG Property Casualty subsidiary;

•

received non-cash dividends of approximately $1.0 billion in the form of municipal bonds from AIG Property Casualty;

•

issued $750 million principal amount of 3.000% Notes Due 2015 and $1.25 billion principal amount of 3.800% Notes Due 2017. These proceeds were used to continue to reduce the risk of, and better match the assets and liabilities in, the MIP (described more fully in Other Operations – Direct Investment Book below);

•

issued $1.5 billion principal amount of 4.875% Notes Due 2022. These proceeds are being used for general corporate purposes which are currently expected to include the repayment of debt maturing in 2013;

•

issued $250 million principal amount of 2.375% Subordinated Notes Due 2015. Proceeds from this offering are being used for general corporate purposes; and

•

received approximately $1.0 billion that was released to AIG from an escrow that secures indemnifications provided to MetLife under the ALICO stock purchase agreement (see Note 16 to the Consolidated Financial Statements for additional information).

AIG 2012 Form 10-K

Uses
During 2012, we:

•

purchased an aggregate of approximately $13.0 billion of AIG Common Stock at the initial public offering price in four registered public offerings of AIG Common Stock completed by the Department of the Treasury, as the selling shareholder; we purchased approximately 421 million shares (see Note 17 to the Consolidated Financial Statements for additional information on these offerings);

•

retired $3.2 billion of debt, including $2.6 billion of MIP long-term debt, and made interest pay- ments totaling $2.1 billion;

•

utilized approximately $1.6 billion in proceeds from the distributions from ML II, approximately $6.0 billion in gross proceeds from the sale of AIA ordinary shares and existing funds from the MIP to pay down in full the liquidation preference of the AIA SPV Preferred Interests and redeem the Department of the Treasury's preferred participating return rights in the AIA SPV and the ALICO SPV; as a result, the following items, which had been held as security to support the repayment of the AIA SPV Preferred Interests, were released from that pledge:

•

the equity interests in ILFC,

•

the ordinary shares of AIA held by the AIA SPV,

•

the common equity interest in the AIA SPV held by us,

•

our interests in ML III, and

•

cash held in escrow to secure indemnifications provided to MetLife under the ALICO stock purchase agreement.

•

paid $550 million as a result of final approval of a settlement under the Consolidated 2004 Securities Litigation (see Note 16 to the Consolidated Financial Statements for additional information); and

•

made $1.2 billion in net capital contributions to subsidiaries, including a contribution of approximately $1.0 billion to AIG Property Casualty in the aftermath of Storm Sandy.

AIG Property Casualty

We expect that AIG Property Casualty subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. AIG Property Casualty subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $8.6 billion as of December 31, 2012. Further, AIG Property Casualty subsidiaries maintain significant levels of investment-grade fixed maturity securities, including substantial holdings in government and corporate bonds, which could be monetized in the event liquidity levels are deemed insufficient.

AIG Property Casualty paid cash and non-cash dividends totaling of $2.5 billion to AIG Parent in 2012, consisting of cash and municipal bonds, including $902 million of cash dividends in the fourth quarter of 2012.

In December 2012, AIG Parent contributed $1.0 billion of capital to AIG Property Casualty U.S. insurance companies to strengthen capital levels, as a result of the impact of Storm Sandy-related catastrophe losses.

AIG Parent could be required to provide additional funding to AIG Property Casualty subsidiaries to meet capital or liquidity needs under certain circumstances, including:

•
large catastrophes that may require AIG to provide additional support to the affected operations;

•
downgrades in AIG's credit ratings that could put pressure on the insurer financial strength ratings of AIG's subsidiaries which could result in non-renewals or cancellations by policyholders and adversely affect the subsidiary's ability to meet its own obligations;

AIG 2012 Form 10-K

•
increases in market interest rates that may adversely affect the financial strength ratings of our subsidiaries, as rating agency capital models may reduce the amount of available capital relative to required capital; and

•
other potential events that could cause a liquidity strain, including economic collapse of a nation or region significant to our operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval.

In February 2012, AIG Parent, Chartis Inc. and certain AIG Property Casualty domestic insurance subsidiaries, entered into a single CMA, which replaced the CMAs entered into in February 2011. Under the 2012 CMA, the total adjusted capital and total authorized control level Risk-Based Capital (RBC) (as defined by National Association of Insurance Commissioners (NAIC) guidelines and determined based on the subsidiaries' statutory financial statements) of these AIG Property Casualty insurance subsidiaries are measured as a group (the Fleet) rather than on an individual company basis.

Among other things, the 2012 CMA provides that AIG Parent will maintain the total adjusted capital of the Fleet at or above the specified minimum percentage of the Fleet's projected total authorized control level RBC. As a result, the 2012 CMA provides that if the total adjusted capital of the Fleet falls below the specified minimum percentage of the Fleet's total authorized control level RBC, AIG Parent will contribute cash or other instruments admissible under applicable regulations to Chartis Inc., which will further contribute such funds to the AIG Property Casualty subsidiaries in the amount necessary to increase the Fleet's total adjusted capital to a level at least equal to such specified minimum percentage. Any required contribution under the 2012 CMA would generally be made during the second and fourth quarters of each year; however, AIG Parent may also make contributions in such amounts and at such times as it deems appropriate. In addition, the 2012 CMA provides that if the total adjusted capital of the Fleet exceeds that same specified minimum percentage of the Fleet's total authorized control level RBC, subject to board approval, the AIG Property Casualty insurance subsidiaries would declare and pay ordinary dividends to their respective equity holders up to an amount that is the lesser of:

(i)
the amount (to be determined by Chartis Inc.) necessary to reduce the Fleet's projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage or

(ii)
the maximum amount of ordinary dividends permitted under applicable insurance law.

The 2012 CMA does not prohibit, however, the payment of extraordinary dividends, subject to board or regulatory approval, to reduce the Fleet's projected or actual total adjusted capital to a level equal to or not materially greater than the specified minimum percentage. Any required dividend under the 2012 CMA would generally be made on a quarterly basis. As structured, the 2012 CMA contemplates that the specified minimum percentage would be reviewed and agreed upon at least annually.

For the years ended December 31, 2012 and 2011, AIG Parent received $2.3 billion and $1.3 billion, respectively, in dividends from Chartis Inc. that were made pursuant to the CMAs then in place, and AIG Parent was not required to make any capital contributions in either period pursuant to the CMAs then in place.

On February 20, 2013, the 2012 CMA was amended to exclude deferred tax assets from the calculation of total adjusted capital. As a result, effective February 20, 2013, the specified minimum percentage decreased from 350 percent to 325 percent.

In March 2012, the National Union Fire Insurance Company of Pittsburgh, Pa. (NUFI), an AIG Property Casualty company, became a member of the Federal Home Loan Bank (FHLB) of Pittsburgh. In August 2012, Chartis Specialty Insurance Company (CSI), an AIG Property Casualty company, became a member of the FHLB of Chicago. FHLB membership provides participants with access to various services, including access to low-cost advances through pledging of certain mortgage-backed securities, government and agency securities and other qualifying assets. These advances may be used to provide an additional source of liquidity for balance sheet management or contingency funding purposes. As of December 31, 2012, neither NUFI nor CSI had any advances outstanding under their respective FHLB facilities.

AIG 2012 Form 10-K

AIG Life and Retirement

We believe that AIG Life and Retirement subsidiaries have liquidity sources adequate to satisfy future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. The AIG Life and Retirement subsidiaries maintain liquidity in the form of cash and short-term investments, totaling $7.8 billion as of December 31, 2012. In 2012, AIG Life and Retirement provided $2.9 billion of liquidity to AIG Parent through note repayments funded by the payment of dividends from insurance subsidiaries. These payments included a $1.6 billion distribution relating to the liquidation of ML II and a distribution of $440 million in the form of a note repayment.

The need to fund product surrenders, withdrawals and maturities creates a significant potential liquidity requirement for AIG Life and Retirement's subsidiaries. We believe that because of the size and liquidity of our investment portfolios, AIG Life and Retirement does not face a significant liquidity risk due to normal deviations from projected claim or surrender experience. As part of its risk management framework, AIG Life and Retirement continues to evaluate programs, including securities lending programs and other secured financings, to improve its liquidity position and facilitate AIG Life and Retirement's ability to maintain a fully invested asset portfolio.

During 2012, AIG Life and Retirement began utilizing programs that lend securities from its investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, the AIG Life and Retirement subsidiaries lend securities to financial institutions and receive collateral equal to 102 percent of the fair value of the loaned securities. Reinvestment of cash collateral received is restricted to highly liquid short-term investments. AIG Life and Retirement's liability to the borrower for collateral received was $3.1 billion as of December 31, 2012. In addition, in 2011, certain AIG Life and Retirement insurance subsidiaries became members of the FHLBs in their respective districts. As of December 31, 2012, AIG Life and Retirement had outstanding borrowings of $82 million from the FHLBs.

In March 2011, AIG Parent entered into CMAs with certain AIG Life and Retirement insurance subsidiaries. Among other things, the CMAs provide that AIG Parent will maintain the total adjusted capital of each of these AIG Life and Retirement insurance subsidiaries at or above a specified minimum percentage of the subsidiary's projected Company Action Level RBC. As a result, the CMAs provide that if the total adjusted capital of these AIG Life and Retirement insurance subsidiaries falls below the specified minimum percentage of their respective Company Action Level RBC, AIG Parent will contribute cash or instruments admissible under applicable regulations to these AIG Life and Retirement insurance subsidiaries in the amount necessary to increase total adjusted capital to a level at least equal to such specified minimum percentage. Any required contribution under the CMAs would generally be made during the second and fourth quarters of each year; however, AIG Parent may also make contributions in such amounts and at such times as it deems appropriate.

In addition, the CMAs provide that if the total adjusted capital of these AIG Life and Retirement insurance subsidiaries is in excess of that same specified minimum percentage of their respective total company action level RBC, subject to board approval, the subsidiaries would declare and pay ordinary dividends to their respective equity holders up to an amount that is the lesser of:

•
(i) the amount necessary to reduce projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage or

•
(ii) the maximum amount of ordinary dividends permitted under applicable insurance law.

The CMAs do not prohibit, however, the payment of extraordinary dividends, subject to board and regulatory approval, to reduce projected or actual total adjusted capital to a level equal to or not materially greater than the specified minimum percentage. Any required dividend under the CMAs would generally be made on a quarterly basis. As structured, the CMAs contemplate that the specified minimum percentage would be reviewed and agreed upon at least annually. As a result of a reduction in rating agency minimum requirements and greater capital efficiency arising from the consolidation of legal entities, the specified minimum percentage decreased from 435 percent to 385 percent effective February 19, 2013, except for the CMA with AGC Life Insurance Company, where the specified minimum percentage remained at 250 percent.

For the years ended December 31, 2012 and 2011, AIG Parent received a total of approximately $2.9 billion and $1.4 billion, respectively, in distributions from AIG Life and Retirement subsidiaries in the form of note repayments funded by the payment of dividends from these subsidiaries, which were made under the CMAs. AIG Parent was not required to make any capital contributions to AIG Life and Retirement subsidiaries in either period under the CMAs then in place.

AIG 2012 Form 10-K

Other Operations

Mortgage Guaranty

We currently expect that our Mortgage Guaranty subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including requirements arising out of reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. Mortgage Guaranty subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $699 million as of December 31, 2012. Mortgage Guaranty businesses also maintain significant levels of investment-grade fixed maturity securities, which could be monetized in the event liquidity levels are insufficient to meet obligations. These securities included substantial holdings in municipal and corporate bonds totaling $3.5 billion at December 31, 2012.

Global Capital Markets

GCM acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services. It executes its derivative trades under International Swaps and Derivatives Association, Inc. (ISDA) agreements. The agreements with third parties typically require collateral postings. Many of GCM's transactions with AIG and its subsidiaries also include collateral posting requirements. However, generally, no collateral is called under these contracts unless it is needed to satisfy posting requirements with third parties. Most of GCM's CDS are subject to collateral posting provisions. These provisions differ among counterparties and asset classes. The amount of future collateral posting requirements is a function of our credit ratings, the rating of the reference obligations and the market value of the relevant reference obligations, with the latter being the most significant factor. We estimate the amount of potential future collateral postings associated with the super senior CDS using various methodologies. The contingent liquidity requirements associated with such potential future collateral postings are incorporated into our liquidity planning assumptions.

As of December 31, 2012 and December 31, 2011, respectively, GCM had total assets of $8.0 billion and $9.6 billion and total liabilities of $4.9 billion and $5.8 billion. GCM's assets consist primarily of cash, short-term investments, other receivables, net of allowance, and unrealized gains on swaps, options and forwards. GCM's liabilities consist primarily of trade payables and unrealized losses on swaps, options and forwards. Collateral posted included in GCM to third parties was $4.2 billion and $5.1 billion at December 31, 2012 and December 31, 2011, respectively. Collateral obtained included in GCM from third parties was $846 million and $1.2 billion at December 31, 2012 and December 31, 2011, respectively. The collateral amounts reflect counterparty netting adjustments available under master netting agreements and are inclusive of collateral that exceeded the fair value of derivatives as of the reporting date.

Direct Investment Book

The DIB is managed so that it maintains the liquidity that we believe is necessary to meet all of the DIB liabilities as they come due, even under stress scenarios, without having to liquidate DIB assets or rely on additional liquidity from AIG Parent. If the DIB's risk target is breached, we expect to take appropriate actions to increase the DIB's liquidity sources or reduce liquidity requirements to maintain the risk target, although no assurance can be given that this can be achieved under then-prevailing market conditions. Any additional liquidity shortfalls would need to be funded by AIG Parent.

The DIB's assets consist primarily of cash, short term investments, fixed maturity securities issued by U.S. government and government sponsored entities, mortgage and asset backed securities and, to a lesser extent, bank loans and mortgage loans. The DIB's liabilities consist primarily of notes and other borrowings supported by assets as well as other short-term financing obligations. As of December 31, 2012 and December 31, 2011, respectively, the DIB had total assets of $28.5 billion and $31.0 billion and total liabilities of $23.8 billion and $28.2 billion.

The overall hedging activity for the assets and liabilities of the DIB is executed by GCM. The value of hedges related to the non-derivative assets and liabilities of AIGFP in the DIB is included within the assets and liabilities and operating results of GCM and are not included within the DIB operating results, assets or liabilities.

AIG 2012 Form 10-K

Collateral posted by operations included in the DIB to third parties was $4.3 billion and $5.1 billion at December 31, 2012 and December 31, 2011, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

The following summarizes significant liquidity events during 2012:

•
The DIB used current program liquidity to pay down $6.6 billion in debt. In addition, in the first quarter of 2012, AIG issued $2.0 billion aggregate principal amount of unsecured notes, consisting of $750 million principal amount of 3.000% Notes Due 2015 and $1.25 billion principal amount of 3.800% Notes Due 2017. The proceeds from the sale of these notes were used to reduce overall risk and better match the assets and liabilities in the MIP. The notes are included within MIP notes payable in the debt outstanding table in "Debt – Debt Maturities" below.

•
AIG Parent allocated cash from the MIP to pay down the AIA SPV Preferred Interests. In exchange, AIG's remaining interest in ML III and the future proceeds from the cash held in escrow to secure indemnities provided to MetLife were allocated to the MIP.

•
The DIB received approximately $8.5 billion in distributions from the FRBNY's auctions of ML III assets.

Credit Facilities

We maintain a committed revolving four-year syndicated credit facility (the Four-Year Facility) as a potential source of liquidity for general corporate purposes. The Four-Year Facility also provides for the issuance of letters of credit. We currently expect to replace or extend the Four-Year Facility on or prior to its expiration in October 2016, although no assurance can be given that the Four-Year Facility will be replaced on favorable terms or at all.

The Four-Year Facility provides for $4.0 billion of unsecured revolving loans, which includes a $2.0 billion letter of credit sublimit. Our ability to borrow under the Four-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Four-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Four-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Four-Year Facility would restrict our access to the Four-Year Facility and could have a material adverse effect on our financial condition, results of operations and liquidity.

See Note 15 to the Consolidated Financial Statements for further discussion of the Four-Year Facility.

Contingent Liquidity Facilities

AIG Parent has access to a contingent liquidity facility of up to $500 million as a potential source of liquidity for general corporate purposes. Under this facility, we have the unconditional right, prior to December 15, 2015, to issue up to $500 million in senior debt to the counterparty, based on a put option agreement between AIG Parent and the counterparty.

Our ability to borrow under this facility is not contingent on our credit ratings.

AIG 2012 Form 10-K

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

December 31, 2012		Payments due by Period
(in millions)	Total Payments	2013	2014 - 2015	2016 - 2017	Thereafter

Insurance operations
Loss reserves	$91,237	$23,579	$26,111	$13,480	$28,067
Insurance and investment contract liabilities	234,492	14,502	25,144	24,066	170,780
Borrowings	1,843	43	15	8	1,777
Interest payments on borrowings	3,525	131	264	265	2,865
Operating leases	1,196	284	390	276	246
Other long-term obligations	37	9	14	8	6

Total	$332,330	$38,548	$51,938	$38,103	$203,741

Other and discontinued operations
Borrowings(a)	69,166	7,199	11,670	16,104	34,193
Interest payments on borrowings	48,478	3,873	6,931	5,525	32,149
Operating leases	302	106	99	33	64
Aircraft purchase commitments	17,511	1,517	4,146	7,374	4,474
Other long-term obligations	231	56	84	–	91

Total	$135,688	$12,751	$22,930	$29,036	$70,971

Consolidated
Loss reserves(b)	$91,237	$23,579	$26,111	$13,480	$28,067
Insurance and investment contract liabilities	234,492	14,502	25,144	24,066	170,780
Borrowings(a)	71,009	7,242	11,685	16,112	35,970
Interest payments on borrowings	52,003	4,004	7,195	5,790	35,014
Operating leases	1,498	390	489	309	310
Aircraft purchase commitments	17,511	1,517	4,146	7,374	4,474
Other long-term obligations(c)	268	65	98	8	97

Total(d)	$468,018	$51,299	$74,868	$67,139	$274,712

(a)     Includes $24.3 billion of borrowings related to ILFC

(b)     Loss reserves relate to the AIG Property Casualty and the Mortgage Guaranty business, and represent future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the payments by period presented above could be materially different from actual required payments. We believe that the AIG Property Casualty and Mortgage Guaranty subsidiaries maintain adequate financial resources to meet the actual required payments under these obligations.

(c)     Primarily includes contracts to purchase future services and other capital expenditures.

(d)     Does not reflect unrecognized tax benefits of $4.4 billion ($4.1 billion excluding Aircraft Leasing), the timing of which is uncertain. In addition, the majority of our credit default swaps require us to provide credit protection on a designated portfolio of loans or debt securities. At December 31, 2012, the fair value derivative liability was $1.9 billion, relating to the super senior multi-sector CDO credit default swap portfolio. At December 31, 2012, collateral posted with respect to these swaps was $1.6 billion.

Insurance and Investment Contract Liabilities

Insurance and investment contract liabilities, including GIC liabilities, relate to AIG Life and Retirement businesses. These liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. These liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) we are currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship or (iii) payment may occur due to a surrender or other non-scheduled event out of our control.

We have made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits. These assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on in-force policies. Due to the significance of the assumptions, the periodic amounts presented could be materially different from actual required payments. The

AIG 2012 Form 10-K

amounts presented in this table are undiscounted and exceed the future policy benefits and policyholder contract deposits included in the Consolidated Balance Sheet.

We believe that AIG Life and Retirement subsidiaries have adequate financial resources to meet the payments actually required under these obligations. These subsidiaries have substantial liquidity in the form of cash and short-term investments. In addition, AIG Life and Retirement businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in government and corporate bonds, and could seek to monetize those holdings in the event operating cash flows are insufficient. We expect liquidity needs related to GIC liabilities to be funded through cash flows generated from maturities and sales of invested assets.

Borrowings

Our borrowings exclude those incurred by consolidated investments and include hybrid financial instrument liabilities recorded at fair value. We expect to repay the long-term debt maturities and interest accrued on borrowings by AIG and its subsidiaries through maturing investments and asset sales, future cash flows from operations, cash flows generated from invested assets, future debt issuance and other financing arrangements.

AIG 2012 Form 10-K

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2012		Amount of Commitment Expiring
(in millions)	Total Amounts Committed	2013	2014 - 2015	2016 - 2017	Thereafter

Insurance operations
Guarantees:
Standby letters of credit	802	–	–	725	77
Guarantees of indebtedness	178	–	–	–	178
All other guarantees(b)	16	7	7	–	2
Commitments:
Investment commitments(c)	1,861	1,459	204	198	–
Commitments to extend credit	234	192	41	–	1
Letters of credit	10	10	–	–	–
Other commercial commitments(d)	688	–	–	–	688

Total(e)	$3,789	$1,668	$252	$923	$946

Other and discontinued operations
Guarantees:
Liquidity facilities(a)	$101	$–	$–	$–	$101
Standby letters of credit	307	299	6	1	1
All other guarantees(b)	407	171	35	109	92
Commitments:
Investment commitments(c)	396	302	70	25	(1)
Commitments to extend credit	72	70	4	–	(2)
Letters of credit	16	16	–	–	–
Other commercial commitments(d)	17	16	2	–	(1)

Total(e)(f)	$1,316	$874	$117	$135	$190

Consolidated
Guarantees:
Liquidity facilities(a)	$101	$–	$–	$–	$101
Standby letters of credit	1,109	299	6	726	78
Guarantees of indebtedness	178	–	–	–	178
All other guarantees(b)	423	178	42	109	94
Commitments:
Investment commitments(c)	2,257	1,761	274	223	(1)
Commitments to extend credit	306	262	45	–	(1)
Letters of credit	26	26	–	–	–
Other commercial commitments(d)	705	16	2	–	687

Total(e)(f)	$5,105	$2,542	$369	$1,058	$1,136

(a)     Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(b)     Includes residual value guarantees associated with aircraft and AIG Life and Retirement construction guarantees connected to affordable housing investments. Excludes potential amounts for indemnification obligations included in asset sales agreements. See Note 16 to the Consolidated Financial Statements for further information on indemnification obligations. .

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

(d)     Excludes commitments with respect to pension plans. The annual pension contribution for 2013 is expected to be approximately $100 million for U.S. and non-U.S. plans.

(e)     Does not include guarantees, capital maintenance agreements or other support arrangements among AIG consolidated entities.

(f)      Includes $340 million attributable to ILFC, which is reported as discontinued operations.

AIG 2012 Form 10-K

Securities Financing

At December 31, 2012, there were no securities transferred under repurchase agreements accounted for as sales and no related cash collateral obtained. See Note 2 to the Consolidated Financial Statements for additional information on the modification of the criteria for determining whether securities transferred under repurchase agreements are accounted for as sales.

Arrangements with Variable Interest Entities

While AIG enters into various arrangements with variable interest entities (VIEs) in the normal course of business, our involvement with VIEs is primarily as a passive investor in fixed maturity securities (rated and unrated) and equity interests issued by VIEs. We consolidate a VIE when we are the primary beneficiary of the entity. For a further discussion of our involvement with VIEs, see Note 11 to the Consolidated Financial Statements.

Indemnification Agreements

We are subject to financial guarantees and indemnity arrangements in connection with our sales of businesses. These arrangements may be triggered by declines in asset values, specified business contingencies, the realization of contingent liabilities, litigation developments, or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to time limitations, defined by the contract or by operation of law, such as by prevailing statutes of limitation. Depending on the specific terms of the arrangements, the maximum potential obligation may or may not be subject to contractual limitations. For additional information regarding our indemnification agreements, see Note 16 to the Consolidated Financial Statements.

We have recorded liabilities for certain of these arrangements where it is possible to estimate them. These liabilities are not material in the aggregate. We are unable to develop a reasonable estimate of the maximum potential payout under some of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments related to completed sales under these arrangements.

AIG 2012 Form 10-K

Debt

The following table provides the rollforward of AIG's total debt outstanding:

Year Ended December 31, 2012							Reclassified to Liabilities of businesses held for sale
	Balance at December 31, 2011		Maturities and Repayments	Effect of Foreign Exchange		Activity of Discontinued Operations(a)		Balance at December 31, 2012
(in millions)		Issuances			Other Changes

Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$12,725	$1,508	$(244)	$96	$(1)	$–	$–	$14,084
Subordinated debt	–	250	–	–	–	–	–	250
Junior subordinated debt	9,327	–	–	91	(2)	–	–	9,416
Loans and mortgages payable	234	–	(145)	(14)	4	–	–	79
SunAmerica Financial Group, Inc. notes and bonds payable	298	–	–	–	–	–	–	298
Liabilities connected to trust preferred stock	1,339	–	–	–	–	–	–	1,339

Total AIG general borrowings	23,923	1,758	(389)	173	1	–	–	25,466

AIG borrowings supported by assets:(b)
MIP notes payable	10,147	1,996	(2,618)	(143)	(86)	–	–	9,296
Series AIGFP matched notes and bonds payable	3,807	–	(234)	–	(29)	–	–	3,544
GIAs, at fair value	7,964	591	(2,009)	–	(45)	–	–	6,501
Notes and bonds payable, at fair value	2,316	17	(1,498)	–	719	–	–	1,554
Loans and mortgages payable, at fair value	486	–	(488)	–	2	–	–	–

Total AIG borrowings supported by assets	24,720	2,604	(6,847)	(143)	561	–	–	20,895

Total debt issued or guaranteed by AIG	48,643	4,362	(7,236)	30	562	–	–	46,361

Debt not guaranteed by AIG:
ILFC:
Notes and bonds payable, ECA facility, bank financings and other secured financings	23,365	–	–	–	–	(42)	(23,323)	–
Junior subordinated debt	999	–	–	–	–	–	(999)	–

Total ILFC debt	24,364	–	–	–	–	(42)	(24,322)	–

Other subsidiaries notes, bonds, loans and mortgages payable	393	101	(164)	(2)	(3)	–	–	325

Debt of consolidated investments	1,853	381	(263)	32	(189)	–	–	1,814

Total debt not guaranteed by AIG	26,610	482	(427)	30	(192)	(42)	(24,322)	2,139

Total debt	$75,253	$4,844	$(7,663)	$60	$370	(42)	(24,322)	$48,500

(a)     Primarily represents activity related to ILFC.

(b)     AIG Parent guarantees all DIB debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent.

AIG 2012 Form 10-K

Debt Maturities – AIG and Subsidiaries

The following table summarizes maturing debt at December 31, 2012 of AIG and its subsidiaries for the next four quarters:

(in millions)	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013	Total

AIG general borrowings	$75	$1,000	$2	$469	$1,546
AIG borrowings supported by assets	483	222	819	76	1,600
Other subsidiaries notes, bonds, loans and mortgages payable	35	6	1	1	43

Total	$593	$1,228	$822	$546	$3,189

AIG borrowings supported by assets consisted of debt under the DIB. At December 31, 2012, all of the debt maturities in the DIB through December 31, 2013 are supported by short-term investments and maturing investments.

See Note 15 to the Consolidated Financial Statements for additional details for debt outstanding.

Credit Ratings

Credit ratings estimate a company's ability to meet its obligations and may directly affect the cost and availability to that company of financing. The following table presents the credit ratings of AIG and certain of its subsidiaries as of February 13, 2013. Figures in parentheses indicate the relative ranking of the ratings within the agency's rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

(d)     AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding, Inc.

These credit ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request.

We are party to some agreements that contain "ratings triggers". Depending on the ratings maintained by one or more rating agencies, these triggers could result in (i) the termination or limitation of credit availability or require accelerated repayment, (ii) the termination of business contracts or (iii) requirement to post collateral for the benefit of counterparties.

In the event of adverse actions on our long-term debt ratings by the major rating agencies, AIGFP would be required to post additional collateral under some derivative transactions, or to permit termination of the transactions. Such transactions could adversely affect our business, our consolidated results of operations in a reporting period or our liquidity. In the event of a further downgrade of AIG's long-term senior debt ratings, AIGFP would be required to post additional collateral, and certain of AIGFP's counterparties would be permitted to terminate their contracts early.

AIG 2012 Form 10-K

The actual amount of collateral that we would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade.

For a discussion of the effects of downgrades in the financial strength ratings of our insurance companies or our credit ratings, see Note 12 to the Consolidated Financial Statements and Part I, Item 1A. Risk Factors.

Regulation and Supervision

We are currently regulated by the Board of Governors of the Federal Reserve System (FRB) and subject to its examination, supervision and enforcement authority and reporting requirements as a savings and loan holding company (SLHC). In addition, under Dodd-Frank we may separately become subject to the examination, enforcement and supervisory authority of the FRB. In October 2012, we received a notice that we are under consideration by the Financial Stability Oversight Council created by Dodd-Frank for a proposed determination that we are a systemically important financial institution (SIFI). Changes mandated by Dodd-Frank include directing the FRB to promulgate minimum capital requirements for both SLHCs and SIFIs. See Item 1. Business – Regulation and Item 1A. Risk Factors – Regulation for further information.

Our insurance subsidiaries are subject to regulation and supervision by the states and jurisdictions in which they do business. In the United States, the NAIC has developed RBC Model Law requirements. The RBC formula is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The statutory surplus of each of our U.S.-based life and property and casualty insurance subsidiaries exceeded minimum required RBC levels as of December 31, 2012. Our foreign insurance operations are individually subject to local solvency margin requirements that require maintenance of adequate capitalization. We comply with these requirements in each country.

To the extent that any of our insurance entities were to fall below prescribed levels of statutory surplus, it would be our intention to provide appropriate capital or other types of support to that entity, under formal support agreements, CMAs or otherwise. For additional details regarding CMAs that we have entered into with our insurance subsidiaries, see Liquidity and Capital Resources of AIG Parent and Subsidiaries – AIG Property Casualty and Liquidity and Capital Resources of AIG Parent and Subsidiaries – AIG Life and Retirement.

Dividend Restrictions

Payment of future dividends to our shareholders depends in part on the regulatory framework that will ultimately be applicable to us, including our status as an SLHC under Dodd-Frank and whether we are determined to be a SIFI. See Note 17 to the Consolidated Financial Statements for additional discussion of potential restrictions on dividend payments to common shareholders.

Dividend payments to AIG Parent by our insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to our domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. Foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends, which may also have unfavorable income tax consequences. There are also various local restrictions limiting cash loans and advances to AIG Parent by our subsidiaries. See Note 20 to the Consolidated Financial Statements for additional discussion of restrictions on payments of dividends by AIG and its subsidiaries.

AIG 2012 Form 10-K

Investments

OVERVIEW

Our investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the business model for each of the businesses: AIG Property Casualty, AIG Life and Retirement, and the Direct Investment book. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus to support the insurance products. The majority of assets backing our insurance liabilities consist of intermediate and long duration fixed maturity securities.

Market Conditions

Our investments and investment strategies were affected by the following conditions in 2012:

•
Central banks initiated actions intended to improve weakening economic conditions, including the European Central Bank's commitment to further bond purchases and the U.S. Federal Reserve's commitment to maintain the Federal Funds Rate in the zero to a quarter percent range. The Federal Reserve also committed to support the mortgage market via purchases of agency mortgage-backed securities, and extended "Operation Twist", a program of redeeming short-term U.S. Treasury securities and using the proceeds to buy longer-term U.S. Treasury securities with the objective of putting downward pressure on longer-term interest rates.

•
Equity markets experienced positive returns.

•
Bond yields remained low in the U.S., as evidenced by the 10-year U.S. Treasury rate ending the year at 1.76 percent.

•
The U.S. dollar weakened during the year by 2 percent and 5 percent versus the Euro and British pound, respectively, and strengthened 13 percent versus the Yen.

Investment Strategies

At the local operating unit level, investment strategies are based on considerations that include the local market, general market conditions, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification.

•
In the case of life insurance and retirement services companies, as well as in the DIB, our fundamental investment strategy is to match the duration characteristics of the liabilities with assets of comparable duration, to the extent practicable.

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

•
Outside of the U.S., fixed maturity securities held by AIG Property Casualty companies consist primarily of intermediate duration high-grade securities generally denominated in the currencies of the countries in which we operate.

Investment Highlights

The following is an overview of investment activities during 2012:

•
Purchases of corporate debt securities continued to be the largest asset allocation of new investments.

AIG 2012 Form 10-K

•
We continued to make risk-weighted opportunistic investments in RMBS and other structured securities to improve yields and increase net investment income.

•
We purchased an aggregate of $7.1 billion of CDOs sold in the FRBNY auctions of ML III assets, and elected fair value option accounting treatment on those assets.

•
Blended investment yields on new AIG Life and Retirement investments were lower than blended rates on investments that were sold, matured or called. Base yields at AIG Property Casualty benefited from blended yields on new investments that were higher than the yields on investments that were sold, matured or called.

•
A continued low interest rate environment and narrowing spreads in many fixed income asset classes contributed to unrealized gains in the investment portfolio.

•
Other-than-temporary-impairments on structured securities decreased from 2011.

•
We disposed of our remaining interest in AIA, and our position in ML III was liquidated.

Credit Ratings

At December 31, 2012, approximately 88 percent of fixed maturity securities were held by our domestic entities. Approximately 17 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 15 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of our foreign entities' fixed maturity securities portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available for some foreign issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At December 31, 2012, approximately 18 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 3 percent were rated below investment grade or not rated at that date. Approximately 49 percent of the foreign entities' fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

With respect to our fixed maturity investments, the credit ratings in the table below and in subsequent tables reflect: (a) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the rating assigned by the National Association of Insurance Commissioners (NAIC) Securities Valuations Office (SVO) (over 99 percent of total fixed maturity investments), or (b) our equivalent internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The "Non-rated" category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us, and for 2011, represents primarily our interest in ML III at December 31, 2011.

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

AIG 2012 Form 10-K

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Trading		Total
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Rating:
Other fixed maturity securities
AAA	10%	13%	75%	89%	12%	15%
AA	20	25	8	1	20	24
A	29	26	7	6	28	26
BBB	36	32	6	2	35	31
Below investment grade	5	4	3	2	4	4
Non-rated	–	–	1	–	1	–

Total	100%	100%	100%	100%	100%	100%

Mortgage backed, asset backed and collateralized
AAA	40%	48%	17%	19%	35%	41%
AA	6	5	18	14	9	7
A	10	9	6	8	9	9
BBB	7	6	5	3	6	5
Below investment grade	37	32	54	22	41	29
Non-rated	–	–	–	34	–	9

Total	100%	100%	100%	100%	100%	100%

Total
AAA	16%	19%	36%	41%	17%	21%
AA	18	21	14	10	17	20
A	25	24	6	8	24	22
BBB	30	27	5	2	28	25
Below investment grade	11	9	38	16	13	10
Non-rated	–	–	1	23	1	2

Total	100%	100%	100%	100%	100%	100%

AIG 2012 Form 10-K

Investments by Segment

The following tables summarize the composition of AIG's investments by reportable segment:

	Reportable Segment
(in millions)	AIG Property Casualty	AIG Life and Retirement	Aircraft Leasing	Other Operations		Total

December 31, 2012
Fixed maturity securities:
Bonds available for sale, at fair value	$102,563	$163,550	$–	$3,846		$269,959
Bond trading securities, at fair value	1,597	1,855	–	21,132		24,584
Equity securities:
Common and preferred stock available for sale, at fair value	3,093	111	–	8		3,212
Common and preferred stock trading, at fair value	–	562	–	100		662
Mortgage and other loans receivable, net of allowance	712	17,089	–	1,681		19,482
Other invested assets	12,720	12,777	–	3,620		29,117
Short-term investments	7,935	7,495	–	13,378		28,808

Total investments(a)	128,620	203,439	–	43,765		375,824
Cash	649	297	–	205		1,151

Total invested assets	$129,269	$203,736	$–	$43,970		$376,975

December 31, 2011
Fixed maturity securities:
Bonds available for sale, at fair value	$103,831	$154,912	$–	$5,238		$263,981
Bond trading securities, at fair value	88	1,583	–	22,693		24,364
Equity securities:
Common and preferred stock available for sale, at fair value	2,895	208	1	520		3,624
Common and preferred stock trading, at fair value	–	–	–	125		125
Mortgage and other loans receivable, net of allowance	553	16,759	90	2,087		19,489
Flight equipment primarily under operating leases, net of accumulated depreciation	–	–	35,539	–		35,539
Other invested assets	12,279	12,560	–	15,905	(b)	40,744
Short-term investments	4,660	3,318	1,910	12,684		22,572

Total investments(a)	124,306	189,340	37,540	59,252		410,438
Cash	673	463	65	273		1,474

Total invested assets	$124,979	$189,803	$37,605	$59,525		$411,912

(a)     At December 31, 2012, approximately 88 percent and 12 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 90 percent and 10 percent, respectively, at December 31, 2011.

(b)     Includes $12.4 billion of AIA ordinary shares at December 31, 2011.

AIG Property Casualty

In our property casualty business, the duration of liabilities for long-tail casualty lines is greater than other lines. As differentiated from the life insurance and retirement services companies, the focus is not on asset-liability matching, but on preservation of capital and growth of surplus.

Fixed income holdings of AIG Property Casualty domestic operations, with an average duration of 4.0 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns as well

AIG 2012 Form 10-K

as taxable municipal bonds, government bonds and agency and corporate securities. The majority of these high quality investments are rated A or higher based on composite ratings.

Fixed income assets held in AIG Property Casualty foreign operations are of high quality and short to intermediate duration, averaging 3.5 years.

While invested assets backing reserves are invested in conventional fixed income securities in AIG Property Casualty domestic operations, a modest portion of surplus is allocated to alternative investments, including private equity and hedge funds. Notwithstanding the current environment, these investments have provided a combination of added diversification and attractive long-term returns over time.

AIG Life and Retirement

With respect to AIG Life and Retirement, we use asset-liability management as a tool to determine the composition of the invested assets. Our objective is to maintain a matched asset-liability structure, although we may occasionally determine that it is economically advantageous to be temporarily in an unmatched position. To the extent that we have maintained a matched asset-liability structure, the economic effect of interest rate fluctuations is partially mitigated.

Our investment strategy for AIG Life and Retirement is to produce cash flows greater than maturing insurance liabilities. There exists a future investment risk associated with certain policies currently in-force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

AIG Life and Retirement frequently reviews its interest rate assumptions and actively manages the crediting rates used for its new and in force business. Business strategies continue to evolve to maintain profitability of the overall business.

The investment of insurance cash flows and reinvestment of the proceeds of matured securities and coupons requires active management of investment yields while maintaining satisfactory investment quality and liquidity.

A number of guaranteed benefits, such as living benefits and guaranteed minimum death benefits, are offered on certain variable and indexed annuity products. The fair value of these benefits is measured based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. We manage our exposure resulting from these long-term guarantees through reinsurance or capital market hedging instruments. We actively review underlying assumptions of policyholder behavior and persistency related to these guarantees. We have taken positions in certain derivative financial instruments in order to hedge the impact of changes in equity markets and interest rates on these benefit guarantees. We execute listed futures and options contracts on equity indexes to hedge certain guarantees of variable and indexed annuity products. We also enter into various types of futures and options contracts, primarily to hedge changes in value of certain guarantees of variable and indexed annuities due to fluctuations in interest rates. We use several instruments to hedge interest rate exposure, including listed futures on government securities, listed options on government securities and the purchase of government securities.

With respect to over-the-counter derivatives, we deal with highly rated counterparties and do not expect the counterparties to fail to meet their obligations under the contracts. We have controls in place to monitor credit exposures by limiting transactions with specific counterparties within specified dollar limits and assessing the creditworthiness of counterparties periodically. We generally use ISDA Master Agreements and Credit Support Annexes (CSAs) with bilateral collateral provisions to reduce counterparty credit exposures.

Fixed income holdings of AIG Life and Retirement, with an average duration of 6.3 years, are comprised of taxable corporate bonds, as well as municipal and government bonds, commercial mortgage loans, and agency and non-agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on our composite ratings.

AIG 2012 Form 10-K

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

(in millions)	Fair Value at December 31, 2012	Fair Value at December 31, 2011

Bonds available for sale:
U.S. government and government sponsored entities	$3,483	$6,078
Obligations of states, municipalities and political subdivisions	35,705	37,498
Non-U.S. governments	26,800	25,735
Corporate debt	151,112	144,818
Mortgage-backed, asset-backed and collateralized:
RMBS	34,392	34,604
CMBS	10,134	7,946
CDO/ABS	8,333	7,302

Total mortgage-backed, asset-backed and collateralized	52,859	49,852

Total bonds available for sale*	269,959	263,981

Equity securities available for sale:
Common stock	3,029	3,421
Preferred stock	78	143
Mutual funds	105	60

Total equity securities available for sale	3,212	3,624

Total	$273,171	$267,605

*         At December 31, 2012 and December 31, 2011, bonds available for sale held by us that were below investment grade or not rated totaled $29.6 billion and $24.2 billion, respectively.

Investments in Municipal Bonds

At December 31, 2012, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with 97 percent of the portfolio rated A or higher.

AIG 2012 Form 10-K

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

December 31, 2012 (in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value

State:
California	$674	$1,292	$3,301	$5,267
Texas	201	2,377	2,135	4,713
New York	46	833	3,706	4,585
Washington	717	278	831	1,826
Massachusetts	919	–	891	1,810
Illinois	159	671	710	1,540
Florida	510	9	1,017	1,536
Virginia	89	150	855	1,094
Arizona	–	162	820	982
Georgia	490	42	386	918
Ohio	215	150	525	890
Wisconsin	325	49	368	742
Pennsylvania	459	82	197	738
All other states	1,750	1,302	6,012	9,064

Total(a)(b)	$6,554	$7,397	$21,754	$35,705

(a)     Excludes certain university and not- for- profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(b)     Includes $7.9 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities based on amortized cost:

Industry Category	December 31, 2012	December 31, 2011

Financial institutions:
Money Center /Global Bank Groups	8%	9%
Regional banks – other	1	1
Life insurance	3	4
Securities firms and other finance companies	–	–
Insurance non-life	4	3
Regional banks – North America	5	6
Other financial institutions	5	5
Utilities	16	16
Communications	8	8
Consumer noncyclical	12	11
Capital goods	6	6
Energy	7	7
Consumer cyclical	7	7
Other	18	17

Total*	100%	100%

*         At December 31, 2012 and December 31, 2011, approximately 94 percent and 95 percent, respectively, of these investments were rated investment grade.

AIG 2012 Form 10-K

Investments in RMBS

The following table presents our RMBS available for sale investments by year of vintage:

(in millions)	Fair Value at December 31, 2012	Fair Value at December 31, 2011

Total RMBS
2012	$1,630	$–
2011	7,545	9,247
2010	2,951	3,925
2009	378	620
2008	431	714
2007 and prior*	21,457	20,098

Total RMBS	$34,392	$34,604

Agency
2012	$1,395	$–
2011	5,498	7,005
2010	2,812	3,774
2009	321	549
2008	431	714
2007 and prior	3,117	4,315

Total Agency	$13,574	$16,357

Alt-A
2010	$53	$64
2007 and prior	7,871	5,744

Total Alt-A	$7,924	$5,808

Subprime
2007 and prior	$2,151	$1,456

Total Subprime	$2,151	$1,456

Prime non-agency
2012	$235	$–
2011	2,047	2,241
2010	86	88
2009	58	71
2007 and prior	7,910	8,194

Total Prime non-agency	$10,336	$10,594

Total Other housing related	$407	$389

*         Includes approximately $10.9 billion of securities that were purchased at a significant discount to amortized cost commencing in the second quarter of 2011.

AIG 2012 Form 10-K

The following table presents our RMBS available for sale investments by credit rating:

(in millions)	Fair Value at December 31, 2012	Fair Value at December 31, 2011

Rating:
Total RMBS
AAA	$16,048	19,436
AA	795	979
A	411	409
BBB	744	773
Below investment grade(a)	16,283	12,999
Non-rated	111	8

Total RMBS(b)	$34,392	34,604

Agency RMBS
AAA	$13,464	16,357
AA	110	–

Total Agency	$13,574	16,357

Alt-A RMBS
AAA	$57	126
AA	195	414
A	83	161
BBB	314	251
Below investment grade(a)	7,275	4,856
Non-rated	–	–

Total Alt-A	$7,924	5,808

Subprime RMBS
AAA	$38	105
AA	170	127
A	129	18
BBB	185	221
Below investment grade(a)	1,629	985
Non-rated	–	–

Total Subprime	$2,151	1,456

Prime non-agency
AAA	$2,487	2,850
AA	317	429
A	196	189
BBB	208	287
Below investment grade(a)	7,017	6,831
Non-rated	111	8

Total prime non-agency	$10,336	10,594

Total Other housing related	$407	389

(a)     Commencing in the second quarter of 2011, we began purchasing certain RMBSs that had experienced deterioration in credit quality since their origination. See Note 7 to the Consolidated Financial Statements, Investments – Purchased Credit Impaired (PCI) Securities, for additional discussion.

(b)     The weighted average expected life was 6 years at both December 31, 2012 and December 31, 2011, respectively.

Our underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

AIG 2012 Form 10-K

Investments in CMBS

The following table presents our CMBS available for sale investments:

(in millions)	Fair Value at December 31, 2012	Fair Value at December 31, 2011

CMBS (traditional)	$7,880	$6,333
ReRemic/CRE CDO	219	261
Agency	1,486	1,290
Other	549	62

Total	$10,134	$7,946

The following table presents our CMBS available for sale investments by year of vintage:

(in millions)	Fair Value at December 31, 2012	Fair Value at December 31, 2011

Year:
2012	$1,427	$–
2011	1,347	1,423
2010	807	298
2009	44	42
2008	161	211
2007 and prior	6,348	5,972

Total	$10,134	$7,946

The following table presents our CMBS available for sale investments by credit rating:

(in millions)	Fair Value at December 31, 2012	Fair Value at December 31, 2011

Rating:
AAA	$4,278	$3,693
AA	1,591	734
A	827	948
BBB	1,266	818
Below investment grade	2,156	1,740
Non-rated	16	13

Total	$10,134	$7,946

AIG 2012 Form 10-K

The following table presents the percentage of our CMBS available for sale investments by geographic region based on amortized cost:

	December 31, 2012	December 31, 2011

Geographic region:
New York	16%	15%
California	9	10
Texas	6	6
Florida	4	5
Virginia	3	3
New Jersey	3	3
Illinois	3	2
Pennsylvania	2	2
Nevada	2	2
Georgia	2	2
Massachusetts	2	2
Washington	2	2
All other*	46	46

Total	100%	100%

*         Includes Non-U.S. locations.

The following table presents the percentage of our CMBS available for sale investments by industry based on amortized cost:

December 31,	2012	2011

Industry:
Office	27%	28%
Multi-family*	23	26
Retail	25	25
Lodging	13	8
Industrial	6	6
Other	6	7

Total	100%	100%

*         Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable throughout 2012. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. As indicated in the tables, downgrades have occurred on many CMBS holdings. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

(in millions)	Fair value at December 31, 2012	Fair value at December 31, 2011

Collateral Type:
Bank loans (CLO)	$2,579	$1,756
Synthetic investment grade	25	76
Other	424	390
Subprime ABS	10	10

Total	$3,038	$2,232

AIG 2012 Form 10-K

The following table presents our CDO available for sale investments by credit rating:

(in millions)	Fair Value at December 31, 2012	Fair Value at December 31, 2011

Rating:
AAA	$144	$130
AA	542	299
A	1,284	745
BBB	485	467
Below investment grade	583	591

Total	$3,038	$2,232

Commercial Mortgage Loans

At December 31, 2012, we had direct commercial mortgage loan exposure of $13.8 billion. At that date, over 99 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

December 31, 2012 (dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retails	Industrials	Hotels	Others	Total

State:
California	153	$119	$942	$286	$640	$394	$652	$3,033	22%
New York	85	268	1,320	176	98	101	120	2,083	15
New Jersey	57	477	283	302	8	19	65	1,154	8
Florida	93	52	175	255	99	20	231	832	6
Texas	58	37	294	154	208	101	32	826	6
Pennsylvania	57	48	99	171	119	17	13	467	3
Ohio	54	167	40	98	64	38	10	417	3
Colorado	19	11	198	1	–	97	58	365	3
Maryland	21	22	145	170	13	4	4	358	3
Virginia	25	38	186	50	10	17	–	301	2
Other states	333	359	1,253	1,010	397	345	465	3,829	28
Foreign	61	1	–	–	–	–	122	123	1

Total*	1,016	$1,599	$4,935	$2,673	$1,656	$1,153	$1,772	$13,788	100%

*         Excludes portfolio valuation losses.

AIA Investment

We sold our remaining 33 percent interest in AIA ordinary shares for proceeds of $14.5 billion and a net gain of $2.1 billion through three sale transactions on March 7, September 11 and December 20, 2012.

See Note 7 to the Consolidated Financial Statements for further discussion.

AIG 2012 Form 10-K

Impairments

The following table presents impairments by investment type:

Years Ended December 31, (in millions)	2012	2011	2010

Fixed maturity securities, available for sale	$723	$1,009	$2,337
Equity securities, available for sale	105	37	193
Private equity funds and hedge funds	339	234	509

Subtotal	$1,167	$1,280	$3,039

Life settlement contracts(a)	309	312	74
Aircraft trusts	–	168	–
Alternative investments	9	–	–
Real estate(b)	7	30	622

Total	$1,492	$1,790	$3,735

(a)     Impairments of investments in Life settlement contracts are recorded in Other realized losses.

(b)     Impairments of investments in Real estate are recorded in Other income.

Other-Than-Temporary Impairments

To determine other-than-temporary impairments, we use fundamental credit analyses of individual securities without regard to rating agency ratings. Based on this analysis, we expect to receive cash flows sufficient to cover the amortized cost of all below investment grade securities for which credit impairments were not recognized.

AIG 2012 Form 10-K

The following tables present other-than-temporary impairment charges recorded in earnings on fixed maturity securities, equity securities, private equity funds and hedge funds.

Other-than-temporary impairment charges by reportable segment and impairment type:

	Reportable Segment
(in millions)	AIG Property Casualty	AIG Life and Retirement	Other Operations	Total

For the Year Ended December 31, 2012
Impairment Type:
Severity	$35	$9	$–	$44
Change in intent	4	20	38	62
Foreign currency declines	8	–	–	8
Issuer-specific credit events	330	691	27	1,048
Adverse projected cash flows	1	4	–	5

Total	$378	$724	$65	$1,167

For the Year Ended December 31, 2011
Impairment Type:
Severity	$47	$4	$–	$51
Change in intent	1	11	–	12
Foreign currency declines	32	–	–	32
Issuer-specific credit events	193	943	29	1,165
Adverse projected cash flows	1	19	–	20

Total	$274	$977	$29	$1,280

For the Year Ended December 31, 2010
Impairment Type:
Severity	$30	$14	$29	$73
Change in intent	389	34	18	441
Foreign currency declines	17	–	46	63
Issuer-specific credit events	141	1,906	410	2,457
Adverse projected cash flows	–	4	1	5

Total	$577	$1,958	$504	$3,039

AIG 2012 Form 10-K

Other-than-temporary impairment charges by investment type and impairment type:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

For the Year Ended December 31, 2012
Impairment Type:
Severity	$–	$–	$–	$–	$44	$44
Change in intent	4	–	–	34	24	62
Foreign currency declines	–	–	–	8	–	8
Issuer-specific credit events	433	7	208	24	376	1,048
Adverse projected cash flows	5	–	–	–	–	5

Total	$442	$7	$208	$66	$444	$1,167

For the Year Ended December 31, 2011
Impairment Type:
Severity	$–	$–	$–	$–	$51	$51
Change in intent	–	–	–	7	5	12
Foreign currency declines	–	–	–	32	–	32
Issuer-specific credit events	769	20	150	11	215	1,165
Adverse projected cash flows	20	–	–	–	–	20

Total	$789	$20	$150	$50	$271	$1,280

For the Year Ended December 31, 2010
Impairment Type:
Severity	$–	$–	$–	$–	$73	$73
Change in intent	210	–	99	41	91	441
Foreign currency declines	–	5	–	57	1	63
Issuer-specific credit events	1,066	34	739	81	537	2,457
Adverse projected cash flows	5	–	–	–	–	5

Total	$1,281	$39	$838	$179	$702	$3,039

*         Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

AIG 2012 Form 10-K

Other-than-temporary impairment charges by investment type and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

For the Year Ended December 31, 2012
Rating:
AAA	$–	$–	$–	$2	$–	$2
AA	10	–	–	–	–	10
A	–	2	–	4	–	6
BBB	–	–	–	–	–	–
Below investment grade	432	5	208	26	–	671
Non-rated	–	–	–	34	444	478

Total	$442	$7	$208	$66	$444	$1,167

For the Year Ended December 31, 2011
Rating:
AAA	$3	$–	$–	$9	$–	$12
AA	24	–	–	10	–	34
A	7	–	–	15	–	22
BBB	6	5	–	1	–	12
Below investment grade	749	15	150	14	–	928
Non-rated	–	–	–	1	271	272

Total	$789	$20	$150	$50	$271	$1,280

For the Year Ended December 31, 2010
Rating:
AAA	$5	$–	$–	$10	$–	$15
AA	20	–	–	3	–	23
A	2	–	13	14	–	29
BBB	47	–	41	10	–	98
Below investment grade	1,207	30	784	108	–	2,129
Non-rated	–	9	–	34	702	745

Total	$1,281	$39	$838	$179	$702	$3,039

*         Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the years ended December 31, 2012 and 2011 related to:

•
issuer-specific credit events;

•
securities for which we have changed our intent from hold to sell;

•
declines due to foreign exchange rates;

•
adverse changes in estimated cash flows on certain structured securities;

•
securities that experienced severe market valuation declines; and

•
other impairments, including equity securities, private equity funds, hedge funds, direct private equity investments, aircraft trusts and investments in life settlement contracts.

There was no significant impact to our consolidated financial condition or results of operations from other-than-temporary impairment charges for any one single credit. Also, no individual other-than-temporary impairment charge exceeded 0.11 percent, 0.20 percent and 0.20 percent of total equity at December 31, 2012, 2011 or 2010, respectively.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $915 million in 2012, and

AIG 2012 Form 10-K

$542 million in 2011, and $401 million in 2010. For a discussion of AIG's other-than-temporary impairment accounting policy, see Note 7 to the Consolidated Financial Statements.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2012	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0 - 6 months	$10,865	$157	1,637	$–	$–	–	$–	$–	–	$10,865	$157	1,637
7 - 11 months	465	10	112	–	–	–	–	–	–	465	10	112
12 months or more	4,830	277	631	481	129	47	12	10	2	5,323	416	680

Total	$16,160	$444	2,380	$481	$129	47	$12	$10	2	$16,653	$583	2,429

Below investment grade bonds
0 - 6 months	$904	$56	354	$122	$34	17	$–	$–	–	$1,026	$90	371
7 - 11 months	175	9	108	14	4	10	4	2	14	193	15	132
12 months or more	2,987	227	508	1,164	353	135	201	128	62	4,352	708	705

Total	$4,066	$292	970	$1,300	$391	162	$205	$130	76	$5,571	$813	1,208

Total bonds
0 - 6 months	$11,769	$213	1,991	$122	$34	17	$–	$–	–	$11,891	$247	2,008
7 - 11 months	640	19	220	14	4	10	4	2	14	658	25	244
12 months or more	7,817	504	1,139	1,645	482	182	213	138	64	9,675	1,124	1,385

Total(e)	$20,226	$736	3,350	$1,781	$520	209	$217	$140	78	$22,224	$1,396	3,637

Equity securities
0 - 11 months	$225	$18	151	$61	$18	43	$–	$–	–	$286	$36	194
12 months or more	17	–	2	2	1	2	–	–	–	19	1	4

Total	$242	$18	153	$63	$19	45	$–	$–	–	$305	$37	198

(a)      Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)      Represents the percentage by which fair value is less than cost at December 31, 2012.

(c)      For bonds, represents amortized cost.

(d)      The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)      Item count is by CUSIP by subsidiary.

For 2012, net unrealized gains related to fixed maturity and equity securities increased by $10.4 billion primarily due to the decline in interest rates and narrowing of credit spreads.

As of December 31, 2012, the majority of our fixed maturity investments in an unrealized loss position of more than 50 percent for 12 months or more consisted of the unrealized loss of $138 million primarily related to CMBS and RMBS securities originally rated investment grade that are floating rate or that have low fixed coupons relative to current market yields. A total of 2 securities with an amortized cost of $12 million and a net unrealized loss of $10 million are still investment grade. As part of our credit evaluation procedures we consider the nature of both the specific securities and the market conditions for those securities. For most security types supported by real estate-related assets, current market yields continue to be higher than the yields at the time those securities were issued. In addition, for floating rate securities, persistently low LIBOR levels continue to make these securities less attractive to secondary purchasers of these assets.

We believe that these securities are trading at significant price discounts primarily due to the lack of demand for commercial and residential real estate collateral-based securities, low contractual coupons and interest rate spreads, and the deterioration in the level of collateral support due to real estate market conditions. Based on our analysis, and taking into account the level of subordination below these securities, we continue to believe that the expected cash flows from these securities will be sufficient to recover the amortized cost of our investment. We continue to monitor these positions for potential credit impairments that could result from further deterioration in commercial and residential real estate fundamentals.

See also Note 7 to the Consolidated Financial Statements for further discussion of our investment portfolio.

AIG 2012 Form 10-K

Enterprise Risk Management

At AIG, risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns. We consider risk management an integral part of managing our core businesses and a key element of our approach to corporate governance.

OVERVIEW

At AIG, we have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of the firm's major risk positions. Within each business unit, senior leaders and executives approve risk-taking policies and targeted risk tolerance within the framework provided by ERM. ERM supports our businesses and management in the embedding of enterprise risk management in all of our key day to day business processes and in identifying, assessing, quantifying, managing and mitigating the risks taken by us and our businesses.

 Risk Governance Structure

Our risk governance fosters the development and maintenance of a risk and control culture that encompasses all significant risk categories. Accountability for the implementation and oversight of risk policies is aligned with individual corporate executives, with the risk committees receiving regular reports regarding compliance with each policy to support risk governance at our corporate level as well as in each business unit.

Enterprise Risk
Management (ERM)

•

Our ERM framework provides senior management with a consolidated view of our risk appetite and major risk positions.

•

In each of our business units, senior leaders and executives approve risk-taking policies and targeted risk tolerance within the ERM framework while working with AIG ERM to mitigate risks across the firm.

•

Risk management is an integral part of how we manage our core businesses.

Our Board of Directors oversees the management of risk through its Finance and Risk Management Committee (the FRMC) and the Audit Committee. Those committees regularly interact with other committees of the Board. Our Executive Vice President (EVP) and Chief Risk Officer (CRO) reports to both the FRMC and AIG's Chief Executive Officer (CEO).

The Group Risk Committee (the GRC) is the senior management group charged with assessing all significant risk issues on a global basis in order to protect our financial strength, optimize our intrinsic value, and protect our reputation among key stakeholders. The GRC is chaired by our CRO. Its membership includes our CEO, EVP and Chief Financial Officer (CFO), EVP and General Counsel, and 12 other executives from across our corporate functions and business units. Our CRO reports periodically on behalf of the GRC to both the FRMC and the Audit Committee of the Board.

Management committees that support the GRC are described below. These committees are comprised of senior executives and experienced business representatives from a range of functions and business units throughout AIG and its subsidiaries. These committees are charged with identifying, analyzing and reviewing specific risk matters within their respective mandates.

Financial Risk Group (FRG):    The FRG is responsible for the oversight of financial risks taken by AIG and its subsidiaries. Its mandate includes overseeing our aggregate credit, market, interest rate, liquidity and model risks, as well as asset-liability management, derivatives activity, and foreign exchange transactions. Membership of the FRG includes our EVP – Investments, EVP and Treasurer, as well as our EVP and CFO, and other senior executives from Finance and ERM. Our CRO serves as Chair of the FRG.

AIG 2012 Form 10-K

Transaction Approval and Business Practices Committee (TABPC):    TABPC provides the primary corporate-level review function for all proposed transactions and business practices that are significant in size, complex in scope, or that present heightened legal, reputational, accounting or regulatory risks. Our EVP and Treasurer serves as TABPC Chair and additional members include our EVP and General Counsel, EVP and CRO, EVP and CFO, EVP – Investments, and a senior executive from Finance.

Operational Risk Committee (ORC):    This Committee is tasked with overview of the enterprise-wide identification, escalation and mitigation of risks that may arise from inadequate or failed internal processes, people, systems, or external events. The Committee approves AIG's Operational Risk Management (ORM) framework and related policies, which includes the risk and control self assessment (RCSA), Risk Events, Key Risk Indicators (KRIs) and Scenario Analysis. The Committee monitors the adequacy of ORM staffing and ensures applicable governance structures are established to provide oversight of operational risk at each Business Unit and Corporate Function. The ORC also reviews aggregate firm-wide operational risk reports. Our Chief Administrative Officer is Chair of the ORC and our Head of Operational Risk Management serves as ORC Secretary. Other ORC members include senior AIG executives with expertise in legal, compliance, technology, finance and operational risk, as well as business continuity management and the chief risk officers of our business units.

Business Unit Risk Committees:    Each of our major insurance businesses has established a risk and capital committee (BU RCC) that serves as the senior management committee responsible for risk oversight at the individual business unit level. The BU RCCs are responsible for the identification, assessment and monitoring of all sources of risk within their respective portfolios. Specific responsibilities include setting risk tolerances, approving capital management strategies (including asset allocation and risk financing), insurance portfolio optimization, risk management policies and providing oversight of economic capital models. In addition to its BU RCC, each major insurance business has established subordinate committees which identify, assess and monitor the specific operational, transactional and financial risks inherent in its respective business. Together, the BU Risk Committees and AIG Risk Committees described above provide comprehensive risk oversight throughout the organization.

Risk oversight activities also continue to be coordinated with discontinued operations, such as ILFC, until pending sale transactions are closed.

Risk Appetite, Identification, and Measurement

ERM has developed a company-wide Risk Appetite Statement (RAS), which will be updated on at least an annual basis. By formally defining our risk appetite, we seek to integrate stakeholder interests, business goals and available financial resources through taking measured risks that are intended to generate repeatable, sustainable earnings and produce long-term value and stability.

The RAS articulates our risk-taking capacity by setting consolidated capital and liquidity tolerances as observed under expected and stressed business and economic conditions. RAS also reflects constraints on minimum capital positions for our insurance operations. These constraints inform the requirements for capital adequacy for individual businesses, based on capital assessments under rating agency, regulatory and other business needs. Consistent with our risk appetite, we have established risk tolerances that are reflected in our business planning and are integrated into the management of our operations. Risk tolerances cover insurance company capital ratios as well as metrics associated with AIG Parent resources, including consolidated company capital ratios and parent liquidity. Our GRC routinely reviews the level of risk taken by the consolidated organization in relation to established risk tolerances. A consolidated risk report is also presented to the FRMC by our CRO.

AIG 2012 Form 10-K

We employ various approaches to measure, monitor, and manage risk exposures, including the utilization of a variety of metrics and early warning indicators. We use a proprietary stress testing framework to measure our quantifiable risks. This framework is built on our existing ERM stress testing methodology for both insurance and non-insurance operations. The framework measures risk over multiple time horizons and under different levels of stress. We develop a range of stress scenarios based both on internal experience and regulatory guidance. The stress tests are intended to ensure that sufficient resources for our regulated subsidiaries and the consolidated company are available under both idiosyncratic and systemic market stress conditions.

The stress testing framework assesses our aggregate exposure to our most significant financial and insurance risks, including the risk in each of our regulated subsidiaries in relation to its statutory capital needs under stress, risks inherent in our unregulated subsidiaries, and risks to AIG consolidated capital. Using our stress testing methodology, we evaluate the capital and earnings impact of potential stresses in relation to the relevant capital constraint of each business operation. We use this information to determine the liquidity resources AIG Parent needs to support insurance operations, contingent liquidity required from AIG Parent under stressed scenarios for non-insurance operations, and capital resources required to maintain consolidated company target capitalization levels.

To complement our risk policies and governance framework, we also employ an enterprise-wide vulnerability identification (VID) process. The process is designed to ensure that potential new or emerging risks are brought to the attention of senior management. On a bi-annual basis, our VID process solicits this information from a broad range of senior managers across the organization. This process enables vulnerabilities that are not captured by other risk management practices to be identified and reported to senior management on a regular basis.

We evaluate and manage risk in material topics as shown below. These topics are discussed in more detail in the following pages:

• Credit Risk	• Liquidity Risk	• Insurance Operations Risks
• Market Risk	• Operational Risk	• Global Capital Markets Risks

Credit Risk Management

Overview

Credit risk is defined as the risk that our customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also result from a downgrade of counterparty's credit ratings.

We devote considerable resources to managing our direct and indirect credit exposures. These exposures may arise from fixed income investments, equity securities, deposits, reverse repurchase agreements and repurchase agreements, commercial paper, corporate and consumer loans, leases, reinsurance recoverables, counterparty risk arising from derivatives activities, collateral extended to counterparties, insurance risk cessions to third parties, financial guarantees and letters of credit.

Our credit risks are managed at the corporate level within ERM. ERM is assisted by credit functions headed by seasoned credit officers in all the business units, whose primary role is to assure appropriate credit risk management relative to our credit risk parameters. Our Chief Credit Officer (CCO) and credit executives are primarily responsible for the development and maintenance of credit risk policies and procedures.

Responsibilities of the CCO and credit executives include:

•
developing and implementing our company-wide credit policies;

•
approving delegated credit authorities to our credit executives;

•
managing the approval process for requests for credit limits, program limits and credit transactions above authorities or where concentrations of risk may exist or be incurred;

•
aggregating globally all credit exposure data by counterparty, country, sector and industry and reporting risk concentrations regularly to and reviewing with senior management;

•
administering regular portfolio credit reviews of investment, derivative and credit-incurring business units and recommending corrective actions where required;

•
conducting credit research on countries, sectors and asset classes where risk concentrations may exist;

AIG 2012 Form 10-K

•
developing methodologies for quantification and assessment of credit risks, including the establishment and maintenance of our internal risk rating process; and

•
approving appropriate credit reserves, credit-related other-than-temporary impairments and corresponding methodologies in all credit portfolios.

We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in some circumstances, we may require third-party guarantees, reinsurance or collateral, such as letters of credit and trust collateral accounts. We treat these guarantees, reinsurance recoverables, letters of credit and trust collateral accounts as credit exposure and include them in our risk concentration exposure data. We identify our aggregate credit exposures to our underlying counterparty risks.

Largest Credit Concentrations

Our single largest credit exposure, the U.S. Government, was 25 percent of Total equity at December 31, 2012 compared to 30 percent at December 31, 2011. Exposure to the U.S. Government primarily includes credit exposure related to U.S. Treasury and government agency securities and to direct and guaranteed exposures to U.S. government-sponsored entities, primarily the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) based upon their U.S. Government conservatorship. The reduction in exposure was primarily related to U.S. government-sponsored entities.

Based on our internal risk ratings, at December 31, 2012, our largest below investment grade-rated credit exposure, apart from ILFC leasing arrangements secured by aircraft with airlines having below investment grade ratings, was related to a non-financial corporate counterparty and that exposure was 0.6 percent of Total equity, compared to 0.5 percent at December 31, 2011.

Government Credit Concentrations (non-U.S.)

Our total direct and guaranteed credit exposure to non-U.S. governments is $22.5 billion at December 31, 2012, compared to $26.2 billion in December 31, 2011. Our single largest concentration was to the government of Japan in the amount of $8.1 billion at December 31, 2012. Most of these securities were held in the investment portfolios of our Japanese insurance operations.

The following table presents our aggregate (gross and net) credit exposures to non-U.S. governments:

(in millions)	December 31, 2012	December 31, 2011

Japan	$8,109	$9,205
Canada	2,718	3,153
Germany	1,446	1,854
France	1,207	1,157
China	926	132
United Kingdom	816	1,615
Australia	601	879
Mexico	552	507
Netherlands	442	442
Russia	340	293
Other	5,350	6,934

Total	$22,507	$26,171

Financial Institution Concentrations

Our single largest industry credit exposure in 2012 was to the global financial institutions sector as a whole, which includes banks and finance companies, securities firms, and insurance and reinsurance companies, many of which can be highly correlated at times of market stress. As of December 31, 2012, credit exposure to this sector was $85.5 billion, or 84 percent of Total equity compared to 106 percent at December 31, 2011.

AIG 2012 Form 10-K

At December 31, 2012:

•
$80.6 billion, or 94 percent, of these global financial institution credit exposures were considered investment grade based on our internal ratings.

•
$4.9 billion, or 6 percent, were considered non-investment grade. Most of the non-investment grade exposure was to financial institutions in countries that we believe are not of investment grade quality. Aggregate credit exposure to the ten largest below investment grade-rated financial institutions was $2.1 billion.

•
Our aggregate credit exposure to fixed maturity securities of the financial institution sector amounted to $34.4 billion.

•
Short-term bank deposit placements, reverse repurchase agreements, repurchase agreements and commercial paper issued by financial institutions (primarily commercial banks), operating account balances with banks and bank-issued commercial letters of credit supporting insurance credit exposures were $20.4 billion, or 24 percent of the total global financial institution credit exposure.

•
The remaining credit exposures to this sector were primarily related to reinsurance recoverables, collateral extended to counterparties mostly pursuant to derivative transactions, derivatives, and captive fronting risk management programs for these financial institutions.

European Concentrations

We actively monitor our European credit exposures, especially those exposures to issuers in the Euro-Zone periphery. We use various stress assumptions to identify issuers and securities warranting review by senior management and to determine the need for mitigating actions. As a mitigating action, we typically decide not to renew maturing exposures or, when the opportunity presents itself, to sell or to tender securities. To date, we have not actively used credit default protection. We periodically evaluate the financial condition of issuers and adjust internal risk ratings as warranted.

The result of these continuing reviews has led us to believe that our combined credit risk exposures to sovereign governments, financial institutions and non-financial corporations in the Euro-Zone are manageable risks given the type and size of exposure and the credit quality and size of the issuers.

The following table presents our aggregate United Kingdom and European credit exposures (excluding ILFC) by major sector:

	December 31, 2012
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products/ Other(a)	Total	December 31, 2011 Total

Euro-Zone countries:
France	$1,207	$2,535	$6,728	$63	$10,533	$8,612
Germany	1,446	3,675	3,879	248	9,248	14,696
Netherlands	442	4,205	2,295	1,391	8,333	8,650
Spain	146	682	2,197	1,042	4,067	4,909
Italy	96	348	2,168	236	2,848	2,816
Belgium	132	209	833	–	1,174	1,062
Ireland	–	98	858	62	1,018	1,644
Luxembourg	–	24	607	35	666	613
Austria	157	168	198	–	523	557
Finland	138	32	262	–	432	378
Other Euro-Zone	26	22	245	13	306	253

Total Euro-Zone	$3,790	$11,998	$20,270	$3,090	$39,148	$44,190

Remainder of Europe
United Kingdom	$816	$9,557	$15,802	$4,197	$30,372	$29,052
Switzerland	67	4,521	2,702	–	7,290	7,670
Sweden	195	2,934	514	–	3,643	5,584
Other remainder of Europe	1,098	1,659	1,715	1,140	5,612	5,492

Total remainder of Europe	$2,176	$18,671	$20,733	$5,337	$46,917	$47,798

Total	$5,966	$30,669	$41,003	$8,427	$86,065	$91,988

(a)     Other represents mortgage guaranty insurance ($1.3 billion), primarily in Spain ($941 million) and Italy ($188 million).

AIG 2012 Form 10-K

Aggregate credit exposure to European governments totaled $6.0 billion at December 31, 2012, compared to $7.6 billion at December 31, 2011. Many of the European governments' ratings have been downgraded by one or more of the major rating agencies, occurring mostly in countries in the Euro-Zone periphery (Spain, Italy and Portugal) where our government credit exposures totaled $245 million at December 31, 2012. The downgrades primarily reflect large government budget deficits, rising government debt-to-GDP ratios and large financing requirements of these countries, which have led to difficult financing conditions. These credit exposures primarily included available-for-sale and trading securities (at fair value) issued by these governments. At December 31, 2012, we had no direct or guaranteed credit exposure to the governments of Greece or Ireland.

Our exposure to European financial institutions at December 31, 2012 included $20.2 billion of credit exposures to European banks, of which $18.7 billion were considered investment grade based on our internal ratings. Aggregate below investment grade rated credit exposures to European banks were $1.4 billion. Our credit exposures to banks domiciled in the Euro-Zone countries totaled $8.0 billion at December 31, 2012, of which $4.4 billion were fixed maturity securities. Credit exposures to banks based in the five countries of the Euro-Zone periphery (Spain, Italy, Ireland, Greece, and Portugal) totaled $993 million, of which $707 million were fixed maturity securities. These credit exposures were primarily to the largest banks in Spain and Italy. Credit exposures to banks based in France totaled $1.5 billion at December 31, 2012, of which $833 million were fixed maturity securities. Our credit exposures were predominantly to the largest banks in these countries.

In addition, our exposure at December 31, 2012 to European financial institutions included $10.5 billion of aggregate credit exposure to non-bank institutions, mostly insurers and reinsurers, with $7.6 billion, or 73 percent, of credit exposure representing reinsurance recoverable balances. Reinsurance recoverables were primarily to highly rated reinsurers based in Switzerland, the United Kingdom and Germany. $1.3 billion of the aggregate credit exposure at December 31, 2012 to non-banks was fixed maturity securities, of which 94 percent were considered investment grade based on our internal ratings.

Of the $19.3 billion of non-financial institution corporate exposure to Euro-Zone countries at December 31, 2012, 93 percent was to fixed maturity securities ($11.0 billion) and insurance-related products ($7.0 billion), with the majority of the insurance exposures being captive fronting programs ($3.0 billion), trade credit insurance ($1.9 billion), and surety bonds ($1.5 billion). France's exposure of $6.6 billion at December 31, 2012 represented the largest single non-financial corporate country exposure within the Euro-Zone, of which $2.6 billion were fixed maturity securities. Approximately two-thirds of the French exposures were to issuers in the utilities, oil and gas, and telecommunications industries. Euro-Zone periphery non-financial institution corporate exposures ($5.0 billion) at December 31, 2012 were heavily weighted towards large multinational corporations or issuers in relatively stable industries, such as regulated utilities (25 percent), telecommunications (17 percent), and oil and gas (13 percent).

Of the $6.1 billion at December 31, 2012 of United Kingdom and European structured product exposures (largely consisting of residential mortgage-backed, commercial mortgage-backed and other asset-backed securities), United Kingdom structured products accounted for 69 percent, while the Netherlands and Germany comprised 23 percent and 2 percent, respectively. Structured product exposures to the Euro-Zone periphery accounted for 4 percent of the total. Approximately 89 percent of the United Kingdom and European structured products exposures were rated A or better at December 31, 2012 based on external rating agency ratings.

In addition, we had commercial real estate-related net equity investments in Europe totaling $497 million at December 31, 2012 and related unfunded commitments of $105 million.

AIG 2012 Form 10-K

The following table presents our aggregate United Kingdom and European credit exposures (excluding ILFC) by product type:

	December 31, 2012
(in millions)	Fixed Maturity Securities(a)	Cash and Short-Term Investments(b)	Insurance Credit Exposures(c)	Reinsurance Recoverables	Other(d)	Total	December 31, 2011 Total

Euro-Zone countries:
France	$4,834	$422	$3,349	$590	$1,338	$10,533	$8,612
Germany	4,655	633	1,976	1,755	229	9,248	14,696
Netherlands	5,817	56	1,745	619	96	8,333	8,650
Spain	1,872	135	2,041	18	1	4,067	4,909
Italy	1,616	2	1,151	59	20	2,848	2,816
Belgium	796	1	369	4	4	1,174	1,062
Ireland	784	61	172	–	1	1,018	1,644
Luxembourg	307	3	356	1	–	667	613
Austria	316	7	197	2	1	523	557
Finland	313	13	104	2	–	432	378
Other Euro-Zone	140	10	151	1	3	305	253

Total Euro-Zone	$21,450	$1,343	$11,611	$3,051	$1,693	$39,148	$44,190

Remainder of Europe
United Kingdom	$15,600	$1,822	$8,814	$2,189	$1,947	$30,372	$29,052
Switzerland	3,011	448	1,060	2,767	4	7,290	7,670
Sweden	1,550	1,804	286	3	–	3,643	5,584
Other remainder of Europe	3,228	613	1,310	90	371	5,612	5,492

Total remainder of Europe	$23,389	$4,687	$11,470	$5,049	$2,322	$46,917	$47,798

Total	$44,839	$6,030	$23,081	$8,100	$4,015	$86,065	$91,988

(a)     Fixed maturity securities primarily includes available-for-sale and trading securities reported at fair value of $41.4 billion ($41.4 billion amortized cost), and $3.4 billion ($3.4 billion amortized cost), respectively.

(b)     Cash and short-term investments include bank deposit placements ($3.8 billion), collateral posted to counterparties against structured products ($1.9 billion), securities purchased under agreements to resell ($187 million), and operating accounts ($115 million).

(c)     Insurance Credit Exposures primarily consist of captive fronting management programs ($10.7 billion), trade credit insurance ($6.2 billion), and surety bonds ($2.1 billion) and commercial letters of credit supporting insurance credit exposures ($794 million).

(d)     Other primarily consists of derivative transactions reported at fair value.

At December 31, 2012, approximately 86 percent of fixed maturity securities in the United Kingdom and European exposures were considered investment grade based on our internal ratings. European financial institution fixed maturity securities exposure was $10.2 billion, of which $1.1 billion were covered bonds (debt securities secured by a pool of financial assets sufficient to cover any bondholder claims and that have full recourse to the issuing bank). $4.4 billion of fixed maturity securities were issued by banks domiciled in the Euro-Zone countries. Our subordinated debt holdings and Tier 1 and preference share securities in these banks totaled $901 million and $312 million, respectively, at December 31, 2012. These exposures were predominantly to the largest banks in those countries.

Other Credit Concentrations

We have a risk concentration in the U.S. municipal sector, primarily through the investment portfolios of our insurance companies. A majority of these securities were held in available-for-sale portfolios of our domestic property and casualty insurance companies. See Investments – Available for Sale Investments herein for further details. We had $464 million of additional exposure to the municipal sector outside of our insurance company portfolios at December 31, 2012, compared to $892 million at December 31, 2011. These exposures consisted of derivatives and trading securities (at fair value), and exposure related to other insurance and financial services operations.

We have a risk concentration in the residential mortgage sector in the form of non-agency RMBS, CDO of RMBS as well as our mortgage guaranty insurance business. See Investments – Available for Sale Investments herein for further details on RMBS and CDO investments. The net risk-in-force for UGC was $33.6 billion at December 31, 2012, of which exposure in the United States was $30.4 billion.

AIG 2012 Form 10-K

We also have a risk concentration in the commercial real estate sector in the form of non-agency CMBS, CDO of CMBS as well as commercial mortgage whole loans. See Investments – Available for Sale Investments and Investments – Commercial Mortgage Loans herein for further details.

We also monitor our aggregate cross-border exposures by country and region. Cross-border exposure is defined as an underlying risk that is taken within a country or jurisdiction other than the country or jurisdiction in which an AIG business unit taking the risk is domiciled. These cross-border exposures include both aggregated cross-border credit exposures to unrelated third parties and cross-border investments in our own international subsidiaries. Five countries had cross-border exposures in excess of 10 percent of Total equity at December 31, 2012 compared to six countries at December 31, 2011. Based on our internal risk ratings, at December 31, 2012, three countries were rated AAA and two were rated AA. The two largest cross-border exposures were to the United Kingdom and Bermuda.

We regularly review concentration reports in the categories listed above as well as credit trends by risk ratings and credit spreads. We periodically adjust limits and review exposures for risk mitigation to provide reasonable assurance that we do not incur excessive levels of credit risk and that our credit risk profile is properly calibrated across business units.

Market Risk Management

Market risk is defined as the potential loss arising from adverse fluctuations in interest rates, foreign currencies, equity and commodity prices, and their levels of volatility. Market risk includes credit spread risk, the potential loss arising from adverse fluctuations in credit spreads of securities or counterparties.

We are exposed to market risks, primarily within our insurance and capital markets businesses. In our insurance operations, market risk results primarily from potential mismatches in our asset-liability exposures, rather than speculative positioning. Specifically, our life insurance and retirement businesses collect premiums or deposits from policyholders and invest the proceeds in predominantly long-term, fixed maturity securities. We earn a spread between the asset yield and the cost payable to policyholders. We manage the business so that the cash flows from invested assets are sufficient to meet policyholder obligations when they become due, without the need to sell assets prematurely into a potentially distressed market. In periods of severe market volatility, depressed and illiquid fair values on otherwise performing investments diminish shareholders' equity even without actual credit event related losses.

Our market exposures can be categorized as follows:

•
Benchmark interest rates.  Benchmark interest rates are also known as risk-free interest rates and are associated with either the government/treasury yield curve or the swap curve. The fair value of our significant fixed maturity securities portfolio changes as benchmark interest rates change.

•
Credit spread or risk premium.  Credit spread risk is the potential for loss due to a change in an instrument's risk premium or yield relative to that of a comparable duration, default-free instrument.

•
Equity and alternative investment prices.  We are exposed to equity and alternative investment prices affecting a variety of instruments. These include direct investments in common stock and mutual funds, minimum benefit guarantees embedded in the structure of certain variable annuity and variable life insurance products and other equity-like investments, such as hedge funds and private equity funds, private equity investments, commercial real estate and real estate funds.

AIG 2012 Form 10-K

•
Foreign currency exchange rates.  We are a globally diversified enterprise with significant income, assets and liabilities denominated in, and significant capital deployed in, a variety of currencies.

We use a number of measures and approaches to measure and quantify our market risk exposure, including:

•

Duration/key rate duration.  Duration is the measure of the sensitivities of a fixed-income instrument to the changes in the benchmark yield curve. Key rate duration measures sensitivities to the movement at a given term point on the yield curve.

•

Scenario analysis.  Scenario analysis uses historical, hypothetical, or forward-looking macroeconomic scenarios to assess and report exposures. Examples of hypothetical scenarios include a 100 basis point parallel shift in the yield curve or a 10 percent immediate and simultaneous decrease in world-wide equity markets.

•

Stress testing.  Stress testing is a special form of scenario analysis in which the scenarios are designed to lead to a material adverse outcome. Examples of such scenarios include the stock market crash of October 1987 or the widening of yields or spread of RMBS or CMBS during 2008.

•

VaR.  VaR is a summary statistical measure that uses the estimated volatility and correlation of market factors, and a management-determined level of confidence, to estimate how frequently a portfolio of risk exposures could be expected to lose at least a specified amount.

Insurance Operations Portfolio Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Exposure			Effect
(dollars in millions)	December 31, 2012	December 31, 2011*	Sensitivity Factor	December 31, 2012	December 31, 2011

Yield sensitive assets	$305,809	$326,200	100 bps parallel increase in all yield curves	$(16,005)	$(15,800)
Equity and alternative investments exposure	$27,131	$39,000	20% decline in stock prices and value of alternative investments	$(5,426)	$(7,800)
Foreign currency exchange rates net exposure	$9,106	$5,900	10% depreciation of all foreign currency exchange rates against the U.S. dollar	$(911)	$(590)

Exposures to yield curve movements include fixed maturity securities, loans, finance receivables and short-term investments, but exclude consolidated separate account assets. Total yield-sensitive assets decreased 6.2 percent or approximately $20.4 billion compared to 2011, primarily due to a net decrease in fixed income securities and other fixed assets of $15.6 billion, and a decrease in cash equivalents of $4.8 billion.

Exposures to equity and alternative investment prices include investments in common stock, preferred stocks, mutual funds, hedge funds, private equity funds, commercial real estate and real estate funds, but exclude consolidated separate account assets. Total exposure in these areas decreased 30.3 percent or approximately $11.8 billion in 2012 compared to 2011. This was primarily due to a decrease of $12.4 billion related to our sale of AIA equity securities as well as decreases in mutual fund values of $129 million and other equity investments of $18 million. The decrease was partially offset by increases in other common equity securities of $125 million, partnership values of $197 million and real estate investments of $397 million.

Exposures to foreign currency exchange rates reflect our consolidated non-U.S. dollar net capital investments on a GAAP basis. Foreign currency exchange rates net exposure increased 53.7 percent or $3.2 billion in 2012 compared to 2011. This was primarily due to an increase in British pound exposure of $1.7 billion as a result of AIG Europe's foreign currency exchange hedging and investment strategy, an increase in market value of fixed maturity securities of $188 million as well as unrealized investment appreciation and positive results from AIG Europe Ltd operations of $99 million. Other increases included: changes in Canadian-dollar denominated unearned premium reserves of

AIG 2012 Form 10-K

$378 million and a net increase of Canadian-dollar exposure of $92 million due to unrealized investment appreciation and positive results from operations; Euro exposure as a result of a reduction in euro-denominated debt outstanding of $231 million, additional purchases of the AIRE real estate investment vehicle of $109 million as well as unrealized investment appreciation and positive results from operations at AIG Europe SA of $147 million; and a net increase across currencies of $258 million.

For illustrative purposes, we modeled our sensitivities based on a 100 basis point increase in yield curves, a 20 percent decline in equities and alternative assets, and a 10 percent depreciation of all foreign currency exchange rates against the U.S. dollar. This should not be taken as a prediction, but only as a demonstration of the potential effects of such events.

The sensitivity factors utilized for 2012 and presented above were selected based on historical data from 1992 to 2012, as follows (see the table below):

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

	Period	Standard Deviation	Suggested 2012 Scenario	2012 Scenario as a Multiple of Standard Deviation	2012 Change/ Return	2012 as a Multiple of Standard Deviation	Original 2011 Scenario (based on Standard Deviation for 1990-2011 Period)

10-Year Treasury	1992-2012	0.01	0.01	0.99	–	0.11	0.01
S&P 500	1992-2012	0.19	0.20	1.07	0.13	0.72	0.20
USD/JPY	1992-2012	0.11	0.10	0.88	(0.11)	1.00	0.10

Liquidity Risk Management

Liquidity risk is defined as the risk that our financial condition will be adversely affected by the inability or perceived inability to meet our short-term cash, collateral or other financial obligations.

The failure to appropriately manage liquidity risk can result in reduced operating flexibility, increased costs, and reputational harm. Because liquidity is critically important, our liquidity governance includes a number of liquidity and funding policies and monitoring tools to address both AIG-specific, broader industry and market related liquidity events.

Sources of Liquidity risk can include, but are not limited to:

•
financial market movements – significant changes in interest rates can provide incentives for policyholders to surrender their policies. Changes in markets can impact collateral posting requirements or create difficulty to liquidate assets at reasonable values to meet liquidity needs due to unfavorable market conditions, inadequate market depth, or other investors seeking to sell the same or similar assets;

•
potential reputational events or credit downgrade – changes can have an impact on policyholder cancellations and withdrawals or impact collateral posting requirements; and

•
catastrophic events, including natural and man-made disasters, can increase policyholder claims

The principal objective of ERM's liquidity risk framework is to protect AIG's liquidity position and identify a diversity of funding sources available to meet actual and contingent liabilities during both normal and stress periods.

We have structured our consolidated risk target to maintain a minimum liquidity buffer.    AIG Parent liquidity risk tolerance levels are established for base and stress scenarios over a two-year time horizon designed to ensure that funding needs are met under varying market conditions. If we project that we will breach the tolerance, we will assess and determine the appropriate liquidity management actions. However, the market conditions in effect at that time may not permit us to achieve an increase in liquidity sources or a reduction in liquidity requirements.

AIG 2012 Form 10-K

Additionally, each business unit is responsible for managing liquidity within a framework designed for the measurement and monitoring of liquidity risks inherent to the business. Current cash and liquidity positions are reviewed for changes and against minimum liquidity levels. Future cash inflows and outflows are tracked through cash flow forecasting. If the business unit projects a breach of the minimum liquidity levels, the amount of required liquidity resources will be identified and we will determine any actions to be taken. Business unit level key indicators are assessed to provide advance warning of potential liquidity risks.

Operational Risk Management

Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people, systems, or from external events. Operational risk includes legal risk and reputational harm.

Operational risk is inherent in each of our business units and corporate functions. It may extend beyond financial losses, including errors, fraudulent acts, business interruptions, inappropriate behavior of employees, or vendors that do not perform in accordance with agreed upon terms.

Our Operational Risk Management (ORM) function, which supports AIG's ORC has the responsibility to provide an aggregate view of our operational risk profile. AIG ORM oversees our Operational Risk policy and framework, which includes risk identification, measurement, monitoring and reporting.

Each Business Unit is primarily responsible for managing its operational risks and implementing the components of the operational risk management program. In addition, certain control functions have been assigned accountability for enterprise-wide risk management oversight for their respective areas. These control functions include: Sarbanes-Oxley (SOX), Business Continuity Management (BCM), Information Technology Security Risk, Compliance, and Vendor Management. Senior business operational risk executives report to their respective business unit chief risk officer and to the Head of our ORM. This reporting structure enables a close alignment with the businesses while ensuring consistent implementation of operational risk management practices.

A strong operational risk management program facilitates the identification and mitigation of operational risk issues. In order to accomplish this, our operational risk management program is designed to:

• pro-actively address potential operational risk issues;
• create transparency at all levels of the organization; and
• assign clear ownership and accountability for addressing identified issues.

As part of the ORM framework, we use a risk and control self assessment (RCSA) process to identify key operational risks and evaluate the effectiveness of existing controls to mitigate those risks. Corrective action plans are developed to address identified issues. Businesses are accountable for tracking and resolving these issues. A standard RCSA approach is also followed firm-wide for certain key risk processes (for example, SOX, IT Security Risk, Compliance, Business Continuity Management and Vendor Management).

Operational risk management reporting to senior management and operational risk governance committees provides awareness of operational risk exposures, identifies key risks and facilitates management decision making. Reporting includes RCSA information such as operational risk events, self-assessment results and the status of issue resolution to senior management.

Insurance Operations Risks

Except as described above, we manage our business risk oversight activities through our insurance operations.

Our insurance businesses are conducted on a global basis and expose us to a wide variety of risks with different time horizons. We manage these risks throughout the organization, both centrally and locally, through a number of procedures:

•
pre-launch approval of product design, development and distribution;

•
underwriting approval processes and authorities;

AIG 2012 Form 10-K

•
exposure limits with ongoing monitoring;

•
modeling and reporting of aggregations and limit concentrations at multiple levels (policy, line of business, product group, country, individual/group, correlation and catastrophic risk events);

•
compliance with financial reporting and capital and solvency targets;

•
use of reinsurance, both internal and third-party; and

•
review and establishment of reserves.

We closely manage insurance risk by monitoring and controlling the nature and geographic location of the risks in each line of business underwritten, the terms and conditions of the underwriting and the premiums we charge for taking on the risk. We analyze concentrations of risk using various modeling techniques, including both probability distributions (stochastic) and single-point estimates (deterministic) approaches.

Our major categories of insurance risks are:

•
Property and Casualty (AIG Property Casualty) – risks covered include property, casualty, fidelity/surety, accident and health, aviation and management liability. We manage risks in the general insurance segment through aggregations and limitations of concentrations at multiple levels: policy, line of business, geography, industry and legal entity.

•
Domestic Life Insurance & Retirement Service (AIG Life and Retirement) – risks include mortality and morbidity in the insurance-oriented products and insufficient cash flows to cover contract liabilities in the retirement savings-oriented products. We manage risks through product design, sound medical underwriting, external traditional reinsurance programs and external catastrophe reinsurance programs.

•
Mortgage Guaranty (United Guaranty Corporation) – We manage risks in the mortgage insurance business through geographic location of the insured properties, the relative economic conditions in the local housing markets, credit attributes of the borrowers, and the loan amount relative to the value of the respective collateral.

We purchase reinsurance for our insurance operations.  Reinsurance facilitates insurance risk management (retention, volatility, concentrations) and capital planning. We may purchase reinsurance on a pooled basis. Pooling of our reinsurance risks enables us to purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global catastrophe risks, both for AIG Property Casualty and AIG Life and Retirement.

AIG Property Casualty Key Insurance Risks

A primary goal in managing our AIG Property Casualty operations is to achieve an acceptable return on equity. To achieve this goal, we must be disciplined in risk selection, premium adequacy, and appropriate terms and conditions to cover the risk accepted.

We manage insurance risks through risk review and selection processes, exposure limitations, exclusions, deductibles, self-insured retentions, coverage limits and reinsurance. This management is supported by sound underwriting practices, pricing procedures and the use of actuarial analysis to help determine overall adequacy of provisions for insurance. Underwriting practices and pricing procedures incorporate historical experience, current regulation and judicial decisions as well as proposed or anticipated regulatory changes.

For AIG Property Casualty, insurance risks primarily emanate from the following:

•
Unpaid Loss and Loss Expense Reserves – The potential inadequacy of the liabilities we establish for unpaid losses and loss expenses is a key risk faced by AIG Property Casualty. There is significant uncertainty in factors that may drive the ultimate development of losses compared to the estimates of losses and loss expenses. We manage this uncertainty through internal controls and oversight of the loss reserve setting process, as well as reviews by external experts. See Item 1 Business – A review of Liability for unpaid claims and claims adjustment expense herein for further details.

AIG 2012 Form 10-K

•
Underwriting – The potential inadequacy of premium charged for risks underwritten in our portfolios can impact AIG Property Casualty's ability to achieve an underwriting profit. We develop pricing based on our estimates of losses and expenses, but factors such as market pressures and the inherent uncertainty and complexity in estimating losses may result in premiums that are inadequate to generate underwriting profit.

•
Catastrophe Exposure – Our business is exposed to various catastrophic events in which multiple losses can occur and affect multiple lines of business in any calendar year. Natural disasters, such as hurricanes, earthquakes and other catastrophes, have the potential to adversely affect our operating results. Other risks, such as a man-made catastrophes or pandemic disease, could also adversely affect our business and operating results to the extent they are covered by our insurance products.

•
Reinsurance – Since we use reinsurance to limit our losses, we are exposed to risks associated with reinsurance including the unrecoverability of expected payments from reinsurers either due to an inability or unwillingness to pay, contracts do not respond as we intended, or that actual reinsurance coverage is different than anticipated.

Catastrophe Exposures

To control catastrophe exposure, we use a combination of techniques, including setting key business unit limits based on an aggregate PML, monitoring and modeling accumulated exposures, and purchasing catastrophe reinsurance to supplement our other reinsurance protections. The majority of policies exposed to catastrophic events are one-year contracts allowing us to quickly adjust our exposure to catastrophic events if climate changes or other events increase the frequency or severity of catastrophes.

We use industry recognized models and other tools to evaluate catastrophic events and assess the probability and magnitude of such events. We periodically monitor the exposure risks of our worldwide AIG Property Casualty operations and adjust the models accordingly.

The following is an overview of modeled losses for AIG Property Casualty exposure associated with the more significant natural perils. The modeled results assume that all reinsurers fulfill their obligations to AIG in accordance with their terms.

AIG Property Casualty utilizes industry recognized catastrophe models. The use of different methodologies and assumptions could materially change the projected losses. Therefore, these modeled losses may not be comparable to estimates made by other companies. These estimates are inherently uncertain and may not reflect our maximum exposures to these events. It is highly likely that our losses will vary, perhaps significantly, from these estimates.

The modeled results provided in the table below were based on the Aggregate Exceedance Probability (AEP) losses which represent total property, workers' compensation, and A&H losses that may occur in any single year from one or more natural events. The values provided were based on 100-year return period losses, which have a one percent likelihood of being exceeded in any single year. The A&H data include exposures for United States and Japan earthquakes. These exposures represent the largest share of A&H exposures to earthquakes. A&H losses were modeled using April 2010 data. The property exposures were modeled with data as of September 2012. All reinsurance program structures, domestic and international, reflect the reinsurance programs in place as of January 1, 2013. Losses include loss adjustment expenses and the net values include reinstatement premiums.

At December 31, 2012 (in millions)	Gross	Net of 2013 Reinsurance	Net of 2013 Reinsurance, After Tax	Percent of Total Equity

Natural Peril:
Earthquake	$5,884	$3,766	$2,448	2.48%
Tropical Cyclone*	$6,190	$3,546	$2,305	2.34%

*         Includes hurricanes, typhoons and European windstorms.

Gross earthquake and tropical cyclone modeled losses decreased $926 million and $2.3 billion, respectively, compared to 2011, while net losses decreased $335 million and $1.7 billion, respectively, compared to 2011. Changes in both gross and net losses are primarily due to underwriting decisions to actively manage catastrophe exposure in the United States.

AIG 2012 Form 10-K

In addition to the aggregate return period loss, we evaluate potential single event earthquake and hurricane losses. The single events utilized are a subset of potential events identified and utilized by Lloyd's (see Lloyd's Realistic Disaster Scenarios, Scenario Specifications, January 2013) and referred to as Realistic Disaster Scenarios (RDS).

The purpose of this type of analysis is to provide a frame of reference and context for the model results. The specific events used for this analysis do not necessarily represent the worst case loss that we could incur from this type of an event in these regions. The losses associated with the RDS are included in the following table.

Single-event modeled property and workers' compensation losses and loss adjustment expenses to AIG's worldwide portfolio of risk for key geographic areas are shown below.

At December 31, 2012 (in millions)	Gross(a)	Net of 2013 Reinsurance(b)

Natural Peril:
Northeast Hurricane	$3,706	$1,721
Gulf Coast Hurricane	$3,703	$1,857
Los Angeles Earthquake	$4,987	$2,886
San Francisco Earthquake	$5,425	$2,977
Miami Hurricane	$3,275	$1,093
Japanese Earthquake	$1,542	$968
European Windstorm	$802	$483
Japanese Typhoon	$1,125	$577

(a)     After the application of policy limits and deductibles.

(b)     Calculated using the AIG reinsurance program in effect as at January 1, 2013, including reinstatement premiums. AIG's reinsurance program includes industry loss warranty (ILW) contracts under which there is basis risk between AIG's losses and the total industry loss. The net of reinsurance amount in the table above includes a positive impact from these ILWs, which may not be indicative of actual experience.

We also monitor key international property risks utilizing industry recognized natural catastrophe models. Based on the occurrence exceedance probabilities, the 100-year return period loss for Japanese Earthquake is $1.1 billion gross and $885 million net; the 100-year return period loss for European Windstorm is $575 million gross and $503 million net; and the 100-year return period loss for Japanese Typhoon is $1.7 billion gross and $842 million net.

ACTUAL RESULTS IN ANY PERIOD ARE LIKELY TO VARY, PERHAPS MATERIALLY, FROM THE MODELED SCENARIOS. THE OCCURRENCE OF ONE OR MORE SEVERE EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY. See also Item 1A. Risk Factors – Reserves and Exposures for additional information.

Terrorism

We actively monitor terrorism risk and strive to control exposure to loss from terrorist attack by limiting the aggregate accumulation insurance that is underwritten in defined target locations. We use modeling to provide projections of Probable Maximum Loss (PML) by target location based upon the actual exposures of our policyholders.

We also share our exposures to terrorism risks under the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA). TRIPRA covers terrorist attacks in the United States only and excludes, as specified by applicable law, certain commercial lines of business as well as A&H, group life and personal lines. In 2012 and beginning January 1, 2013, our deductible under TRIPRA was approximately $3.0 billion and $2.8 billion, respectively, with a 15 percent coinsurance retention of certified terrorism losses in excess of the deductible for each period.

We offer terrorism coverage in many other countries through various insurance products and participate in country terrorism pools when applicable. International terrorism exposure is managed through active aggregation control and targeted reinsurance purchases for lines of business such as commercial property, political risk, aviation and A&H.

Reinsurance Recoverables

AIG's reinsurance recoverable assets are comprised of:

•
Paid losses recoverable – balances due from reinsurers for losses and loss expenses paid by our subsidiaries and billed, but not yet collected.

•
Ceded loss reserves – ultimate ceded reserves for losses and loss expenses, including reserves for claims reported but not yet paid and estimates for IBNR.

•
Ceded reserves for unearned premiums.

AIG 2012 Form 10-K

At December 31, 2012, total reinsurance recoverable assets were $25.6 billion. These assets include general reinsurance paid losses recoverable of $1.3 billion, ceded loss reserves of $19.2 billion including reserves for incurred but not reported (IBNR) claims, and ceded reserves for unearned premiums of $3.6 billion, as well as life reinsurance recoverables of $1.5 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years. These methods are continually reviewed and updated by management. Any adjustments are reflected in income. We believe that the amount recorded for ceded loss reserves at December 31, 2012 reflect a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ from the reserves currently ceded.

The Reinsurance Credit Department (RCD) conducts periodic detailed assessments of the financial strength and condition of current and potential reinsurers, both foreign and domestic. The RCD monitors both the financial condition of reinsurers as well as the total reinsurance recoverable ceded to reinsurers, and set limits with regard to the amount and type or exposure we are willing to take with reinsurers. As part of these assessments, we attempt to identify whether a reinsurer is appropriately licensed, assess its financial capacity and liquidity; and evaluate the local economic and financial environment in which a foreign reinsurer operates. The RCD reviews the nature of the risks ceded and the need for measures, including collateral to mitigate credit risk. For example, in our treaty reinsurance contracts, we frequently include provisions that require a reinsurer to post collateral or use other measures to reduce exposure when a referenced event occurs. Furthermore, we limit our unsecured exposure to reinsurers through the use of credit triggers such as insurer financial strength rating downgrades, declines in regulatory capital, or relevant risk-based capital (RBC) ratios fall below certain levels. We also set maximum limits for reinsurance recoverable exposure, which in some cases is the recoverable amount plus an estimate of the maximum potential exposure from unexpected events for a reinsurer. In addition, credit executives within ERM review reinsurer exposures and credit limits and approve reinsurer credit limits above specified levels. Finally, even where we conclude that uncollateralized credit risk is acceptable, we require collateral from active reinsurance counterparties where it is necessary for our subsidiaries to recognize the reinsurance recoverable assets for statutory accounting purposes. At December 31, 2012, we held $8.6 billion of collateral, in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit, in support of reinsurance recoverable assets from unaffiliated reinsurers. We believe that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is our business substantially dependent upon any single reinsurance contract.

The following table presents information for each reinsurer representing in excess of five percent of our total reinsurance recoverable assets:

At December 31, 2012 (in millions)	S&P Rating(a)		A.M. Best Rating(a)		Gross Reinsurance Assets		Percent of Reinsurance Assets(b)	Collateral Held(c)	Uncollateralized Reinsurance Assets

Reinsurer:
Berkshire Hathaway Group of Companies	AA	+	A	++	$2,185	(d)	8.5%	$1,648	$537
Munich Reinsurance Group of Companies	AA	-	A	+	$1,771		6.9%	$813	$958
Swiss Reinsurance Group of Companies	AA	-	A	+	$1,727		6.8%	$565	$1,162

(a)     The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of February 6, 2013.

(b)     Total reinsurance assets include both Property Casualty and Life and Retirement reinsurance recoverable.

(c)     Excludes collateral held in excess of applicable treaty balances.

(d)     Includes $1.6 billion recoverable under the 2011 transaction pursuant to which a large portion of AIG Property Casualty's net domestic asbestos liabilities were transferred to NICO. Does not include reinsurance assets ceded to other reinsurers for which NICO has assumed the collection risk. See Liability for Unpaid Claims and Claim Adjustment Expenses – Transfer of Domestic Asbestos Liabilities.

The estimation of reinsurance recoverables involves a significant amount of judgment, particularly for asbestos exposures, due to their long-tail nature. We assess the collectability of its reinsurance recoverable balances through detailed reviews of the underlying nature of the reinsurance balance, including:

•
paid and unpaid recoverable;

•
whether the balance is in dispute or a legal collection status;

AIG 2012 Form 10-K

•
whether the reinsurer is financially troubled (i.e., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction);

•
whether collateral and collateral arrangements exist; and

•
the credit quality of the underlying reinsurer.

We record adjustments to reflect the results of the detailed review through an allowance for uncollectable reinsurance. At December 31, 2012, the allowance for estimated unrecoverable reinsurance was $338 million. At December 31, 2012, we had no significant general reinsurance recoverables due from any individual reinsurer that was financially troubled. In the current environment of weaker economic conditions and strained financial markets, certain reinsurers are reporting losses and could be subject to rating downgrades. Our reinsurance recoverable exposures are primarily to the regulated subsidiaries of such companies which are subject to minimum regulatory capital requirements. The RCD, in conjunction with the credit executives within ERM, reviews these developments, monitors compliance with credit triggers that may require the reinsurer to post collateral, and will seek to use other appropriate means to mitigate any material risks arising from these developments. See Note 9 to the Consolidated Financial Statements for additional information on reinsurance.

AIG Life and Retirement Key Insurance Risks

For AIG Life and Retirement, the primary risks are the following:

•
Pricing risk – represents the potential exposure to loss if actual policy experience emerges adversely in comparison to the assumptions made in product pricing. These assumptions include investment results, mortality, morbidity, surrenders, other observed policyholder behavior and expenses;

•
Investment risk – represents the exposure to loss if the cash flows from the invested assets are less than required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments;

•
Interest rate risk – represents the exposure to loss due to the sensitivity of the liabilities and assets to changes in interest rates; and

•
Equity market risk – represents the potential exposure to higher claim costs for guaranteed benefits associated with variable annuities and the potential reduction in expected fee revenue.

AIG Life and Retirement manages these risks through product design, exposure limitations and active management of the relationships between assets and liabilities. The emergence of significant adverse experience would require an adjustment to DAC and benefit reserves which could have a material adverse effect on our consolidated results of operations for a particular period. For a further discussion of this risk, see Item 1A. Risk Factors – Business and Operations.

AIG Life and Retirement companies generally limit their maximum underwriting exposure on life insurance of a single life to $15 million or less of coverage. In certain circumstances, this is achieved by using yearly renewable term reinsurance. For the AIG Life and Retirement companies, the reinsurance programs provide risk mitigation per life for individuals and group and for catastrophic risk events.

United Guaranty Corporation Key Insurance Risks

For United Guaranty Corporation (UGC), risks emanate primarily from the following:

•
Residential Housing Market risk – represents the potential exposure to loss due to borrower default on a first-lien residential mortgage; the primary drivers of this risk are home price depreciation, changes in the unemployment rate, changes in mortgage rates, and a borrower's willingness to pay.

•
Pricing risk – represents the potential exposure to loss if actual policy experience emerges adversely in comparison to the assumptions made in product pricing. This may be related to adverse economic conditions, prepayment of policies, investment results, and expenses;

UGC manages the quality of the loans it insures through use of a proprietary risk quality index. UGC uses this index to determine an insurability threshold as well as to manage the risk distribution of its new business. Along with traditional mortgage underwriting variables, UGC's risk-based pricing model uses rating factors such as geography and the quality of a lender's origination process to establish premium rates.

UGC's risk appetite statement establishes various concentration limits on the business UGC insures (for example, geography), and defines underwriting characteristics for which UGC will not insure loans.

AIG 2012 Form 10-K

Other Operations

Global Capital Markets

GCM actively manages its exposures to limit potential economic losses, and in doing so, GCM must continually manage a variety of exposures including credit, market, liquidity, operational and legal risks. The senior management of AIG defines the policies and establishes general operating parameters for GCM's operations. Our senior management has established various oversight committees to regularly monitor various financial market, operational and credit risks related to GCM's operations. The senior management of GCM reports the results of its operations to and reviews future strategies with AIG's senior management.

GCM Derivative Transactions

A counterparty may default on any obligation to us, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has a positive fair value to AIG. The maximum potential exposure will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions. To help manage this risk, GCM's credit department operates within the guidelines set by the credit function within ERM. Transactions that fall outside these pre-established guidelines require the specific approval of the ERM. It is also AIG's policy to record credit valuation adjustments for potential counterparty default when necessary.

In addition, GCM utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives, margin agreements and subordination to reduce the credit risk relating to its outstanding financial derivative transactions. GCM requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction's size and maturity. Furthermore, GCM generally seeks to enter into agreements that have the benefit of set-off and close-out netting provisions. These provisions provide that, in the case of an early termination of a transaction, GCM can set off its receivables from a counterparty against its payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated fair values.

The fair value of GCM's interest rate, currency, credit, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts reported in Derivative assets, at fair value, was approximately $3.2 billion at December 31, 2012 and $3.9 billion at December 31, 2011. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

GCM evaluates the counterparty credit quality by reference to ratings from rating agencies or, where such ratings are not available, by internal analysis consistent with the risk rating policies of the ERM. In addition, GCM's credit approval process involves pre-set counterparty and country credit exposure limits subject to approval by the ERM and, for particularly credit-intensive transactions, requires approval from the ERM.

The following table presents the fair value of GCM's derivatives portfolios by counterparty credit rating:

At December 31, (in millions)	2012	2011

Rating:
AAA	$ 145	$ 260
AA	168	58
A	745	1,218
BBB	1,907	2,081
Below investment grade	199	247

Total	$ 3,164	$ 3,864

See Critical Accounting Estimates below and Note 12 to the Consolidated Financial Statements for additional discussion related to derivative transactions.

AIG 2012 Form 10-K

Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment.

The accounting policies that we believe are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:
• classification of ILFC as held for sale;
• insurance liabilities, including property and casualty and mortgage guaranty unpaid claims and claims adjustment expenses and future policy benefits for life and accident and health contracts;

•

income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset;

• recoverability of assets including reinsurance assets;
• estimated gross profits for investment-oriented products;
• impairment charges, including other-than-temporary impairments of financial instruments and goodwill impairments;
• liabilities for legal contingencies; and
• fair value measurements of certain financial assets and liabilities.

See Note 1 to Consolidated Financial Statements for additional information.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.

Classification of ILFC as Held for Sale

We report a business as held for sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months, which may require significant judgment, and certain other specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized.

On December 9, 2012, we entered into a definitive agreement with Jumbo Acquisition Limited for the sale of 80.1 percent of the common stock of ILFC for approximately $4.23 billion in cash. Jumbo Acquisition Limited may elect to purchase an additional 9.9 percent of the common stock of ILFC for $522.5 million (the Option) by the later of March 15, 2013 and ten days after approval of the ILFC Transaction and the Option by the Committee on Foreign Investment in the United States. The transaction is subject to required regulatory approvals and other customary closing conditions. We determined ILFC met the criteria at December 31, 2012 for held for sale accounting and, consequently, we recorded a $4.4 billion after tax loss for the year ended December 31, 2012, which is reported in Income (loss) from discontinued operations in the Consolidated Statement of Operations.

AIG 2012 Form 10-K

Recoverability of Net Deferred Tax Asset

The evaluation of the recoverability of our net deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the net deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

We take a number of factors into account in order to reliably estimate future taxable income, so that we can determine the extent of our ability to realize net operating losses (NOLs), foreign tax credits (FTCs) and nonlife capital loss carryforwards. These factors include forecasts of future income for each of our businesses, actual and planned business and operational changes, which includes assumptions about future macroeconomic and AIG-specific conditions and events. We also subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. We also apply stresses to our assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. Our income forecasts, coupled with our tax planning strategies and stressed scenarios, all resulted in sufficient taxable income to achieve realization of the tax attributes (other than life-insurance-business capital loss carryforwards) prior to their expiration.

For additional discussion of the recoverability of our net deferred tax asset, see Note 24 to the Consolidated Financial Statements.

U.S. Income Taxes on Earnings of Certain Foreign Subsidiaries

The U.S. federal income tax laws applicable to determining the amount of income taxes related to differences between the book carrying values and tax bases of subsidiaries are complex. Determining the amount also requires significant judgment and reliance on reasonable assumptions and estimates.

Liability for Unpaid Claims and Claims Adjustment Expenses (AIG Property Casualty and Mortgage Guaranty)

The estimate of Unpaid Claims and Claims Adjustment Expenses consists of several key judgments:

•
the determination of the actuarial models used as the basis for these estimates;

•
the relative weights given to these models by class;

•
the underlying assumptions used in these models; and

•
the determination of the appropriate groupings of similar classes and, in some cases, the segmentation of dissimilar claims within a class.

We use numerous assumptions in determining the best estimate of reserves for each class of business. The importance of any specific assumption can vary by both class of business and accident year. Because actual experience can differ from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves. This is particularly true for long-tail casualty classes of business such as excess casualty, asbestos, D&O, and primary or excess workers' compensation.

All of our methods to calculate net reserves include assumptions about estimated reinsurance recoveries and their collectability. Reinsurance collectability is evaluated independently of the reserving process and appropriate allowances for uncollectible reinsurance are established.

AIG 2012 Form 10-K

In some of our estimation processes we rely on the claims department estimates of our case reserves as an input to our best estimate of the ultimate loss cost.

Overview of Loss Reserving Process and Methods

AIG Property Casualty loss reserves can generally be categorized into two distinct groups. Short-tail classes of business consist principally of property, personal lines and certain casualty classes. Long-tail casualty classes of business include excess and umbrella liability, D&O, professional liability, medical malpractice, workers' compensation, general liability, products liability and related classes.

Short-Tail Reserves

For operations writing short-tail coverages, such as property coverages, the process of recording quarterly loss reserves is generally geared toward maintaining an appropriate reserve for the outstanding exposure, rather than determining an expected loss ratio for current business. For example, the IBNR reserve required for a class of property business might be expected to approximate 20 percent of the latest year's earned premiums. This level of reserve would generally be maintained regardless of the loss ratio emerging in the current quarter. The 20 percent factor would be adjusted to reflect changes in rate levels, loss reporting patterns, known exposure to unreported losses, or other factors affecting the particular class of business. For some classes, a loss development factor method may be used.

Long-Tail Reserves

Estimation of ultimate net losses and loss expenses (net losses) for long-tail casualty classes of business is a complex process and depends on a number of factors, including the class and volume of business, as well as estimates of the reinsurance recoverable. Experience in the more recent accident years shows limited statistical credibility in reported net losses on long-tail casualty classes of business. That is because a relatively low proportion of net incurred losses represent reported claims and expenses, and an even smaller percentage represent net losses paid. Therefore, IBNR constitutes a relatively high proportion of net losses.	To estimate net losses for long-tail casualty classes of business, we use a variety of actuarial methods and assumptions.

To estimate net losses for long-tail casualty classes of business, we use a variety of actuarial methods and assumptions and other analytical techniques as described below. A detailed reserve review is generally performed at least once per year to allow for comprehensive actuarial evaluation and collaboration with claims, underwriting, business unit management, risk management and senior management.

We generally make a number of actuarial assumptions in the review of reserves for each class of business.

AIG 2012 Form 10-K

For longer-tail classes of business, we generally make actuarial assumptions with respect to the following:

• Loss cost trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratios for prior accident years.

•

Expected loss ratios for the latest accident year (i.e., accident year 2012 for the year-end 2012 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

•

Loss development factors which are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.

We record quarterly changes in loss reserves for each of AIG Property Casualty's classes of business. The overall change in our loss reserves is based on the sum of the changes for all classes of business. For most long-tail classes of business, the quarterly loss reserve changes are based on the estimated current loss ratio for each class of coverage less any amounts paid. Also, any change in estimated ultimate losses from prior accident years deemed to be necessary based on the results of our latest reserve studies or large loss analysis, either positive or negative, is reflected in the loss reserve for the current quarter.

Details of the Loss Reserving Process

The process of determining the current loss ratio for each class of business is based on a variety of factors. These include considerations such as: prior accident year and policy year loss ratios; rate changes; and changes in coverage, reinsurance, or mix of business. Other considerations include actual and anticipated changes in external factors such as trends in loss costs or in the legal and claims environment. The current loss ratio for each class of business is intended to represent our best estimate of the current loss ratio after reflecting all of the relevant factors. At the close of each quarter, the assumptions underlying the loss ratios are reviewed to determine if the loss ratios remain appropriate. This process includes a review of the actual claims experience in the quarter, actual rate changes achieved, actual changes in coverage, reinsurance or mix of business, and changes in other factors that may affect the loss ratio. When this review suggests that the initially determined loss ratio is no longer appropriate, the loss ratio for current business is changed to reflect the revised assumptions.

We conduct a comprehensive loss reserve review at least annually for each AIG Property Casualty subsidiary and class of business. The reserve analysis for each class of business is performed by the actuarial personnel who are most familiar with that class of business. In this process, the actuaries are required to make numerous assumptions, including the selection of loss development factors and loss cost trend factors. They are also required to determine and select the most appropriate actuarial methods for each business class. Additionally, they must determine the segmentation of data that will enable the most suitable test of reserve adequacy. In the course of these detailed reserve reviews an actuarial central estimate of the loss reserve is determined. The sum of these central estimates for each class of business provides an overall actuarial central estimate of the loss reserve for that class.

In 2012, the third party actuarial reviews covered the majority of reserves held for our US Commercial long-tail classes of business, the majority of our US Consumer classes of business and included several material international Commercial and Consumer classes of business. In addition we consulted with third party environmental litigation and engineering specialists, third party toxic tort claims professionals, third party clinical and public health specialists, third party workers' compensation claims adjusters and third party actuarial advisors to corroborate our conclusions.

In 2011 we significantly expanded the scope of our 2010 third-party actuarial reviews to cover a larger number of U.S. and international classes of business from the more complex reserves of long-tail classes of business. In 2010,

AIG 2012 Form 10-K

third-party actuarial reserve reviews were generally limited to certain U.S. long-tail lines of business and were concentrated in the fourth quarter of 2010. These detailed reviews are conducted for each class of business for each subsidiary, and consist of hundreds of individual analyses.

In determining the actual carried reserves, we consider both the internal actuarial central estimate and numerous other internal and external factors, including:
• an assessment of economic conditions;
• changes in the legal, regulatory, judicial and social environment;
• changes in medical cost trends (inflation, intensity and utilization of medical services)
• underlying policy pricing, terms and conditions including attachment points and policy limits;
• claims handling processes and enhancements; and
• third-party actuarial reviews that are periodically performed for key classes of business.

Loss reserve development can also be affected by commutations of assumed and ceded reinsurance agreements.

Actuarial and Other Methods for Major Classes of Business

In testing the reserves for each class of business, our actuaries determine the most appropriate actuarial methods. This determination is based on a variety of factors including the nature of the claims associated with the class of business, such as the frequency or severity of the claims. Other factors considered include the loss development characteristics associated with the claims, the volume of claim data available for the applicable class, and the applicability of various actuarial methods to the class. In addition to determining the actuarial methods, the actuaries determine the appropriate loss reserve groupings of data. For example, we write many unique subclasses of professional liability. For pricing or other purposes, it is appropriate to evaluate the profitability of each subclass individually. However, for purposes of estimating the loss reserves for professional liability, we believe it is appropriate to combine the subclasses into larger groups to produce a greater degree of credibility in the claims experience. This determination of data segmentation and actuarial methods is carefully considered for each class of business. The segmentation and actuarial methods chosen are those which together are expected to produce the most robust estimate of the loss reserves.

The actuarial methods we use for most long-tail casualty classes of business include loss development methods, expected loss ratio methods, including "Bornhuetter Ferguson" methods described below, and frequency/severity models. Loss development methods utilize the actual loss development patterns from prior accident years to project the reported losses to an ultimate basis for subsequent accident years. Loss development methods generally are most appropriate for classes of business which exhibit a stable pattern of loss development from one accident year to the next, and for which the components of the classes have similar development characteristics. For example, property exposures would generally not be combined into the same class as casualty exposures, and primary casualty exposures would generally not be combined into the same class as excess casualty exposures. We generally use expected loss ratio methods in cases where the reported loss data lacks sufficient credibility to utilize loss development methods, such as for new classes of business or for long-tail classes at early stages of loss development. Frequency/severity models may be used where sufficient frequency counts are available to apply such approaches.

Expected loss ratio methods rely on the application of an expected loss ratio to the earned premium for the class of business to determine the loss reserves. For example, an expected loss ratio of 70 percent applied to an earned premium base of $10 million for a class of business would generate an ultimate loss estimate of $7 million. Subtracting any reported paid losses and loss expense would result in the indicated loss reserve for this class. Under the "Bornhuetter Ferguson" methods, the expected loss ratio is applied only to the expected unreported portion of the losses. For example, for a long-tail class of business for which only 10 percent of the losses are expected to be reported at the end of the accident year, the expected loss ratio would be applied to the 90 percent of the losses still unreported. The actual reported losses at the end of the accident year would be added to determine the total ultimate loss estimate for the accident year. Subtracting the reported paid losses and loss expenses would result in the indicated loss reserve. In the example above, the expected loss ratio of 70 percent would be multiplied by

AIG 2012 Form 10-K

90 percent. The result of 63 percent would be applied to the earned premium of $10 million resulting in an estimated unreported loss of $6.3 million. Actual reported losses would be added to arrive at the total ultimate losses. If the reported losses were $1 million, the ultimate loss estimate under the "Bornhuetter Ferguson" method would be $7.3 million versus the $7 million amount under the expected loss ratio method described above. Thus, the "Bornhuetter Ferguson" method gives partial credibility to the actual loss experience to date for the class of business. Loss development methods generally give full credibility to the reported loss experience to date. In the example above, loss development methods would typically indicate an ultimate loss estimate of $10 million, as the reported losses of $1 million would be estimated to reflect only 10 percent of the ultimate losses.

A key advantage of loss development methods is that they respond quickly to any actual changes in loss costs for the class of business. Therefore, if loss experience is unexpectedly deteriorating or improving, the loss development method gives full credibility to the changing experience. Expected loss ratio methods would be slower to respond to the change, as they would continue to give more weight to the expected loss ratio, until enough evidence emerged to modify the expected loss ratio to reflect the changing loss experience. On the other hand, loss development methods have the disadvantage of overreacting to changes in reported losses if the loss experience is not credible. For example, the presence or absence of large losses at the early stages of loss development could cause the loss development method to overreact to the favorable or unfavorable experience by assuming it will continue at later stages of development. In these instances, expected loss ratio methods such as "Bornhuetter Ferguson" have the advantage of recognizing large losses without extrapolating unusual large loss activity onto the unreported portion of the losses for the accident year.

Frequency/severity methods generally rely on the determination of an ultimate number of claims and an average severity for each claim for each accident year. Multiplying the estimated ultimate number of claims for each accident year by the expected average severity of each claim produces the estimated ultimate loss for the accident year. Frequency/severity methods generally require a sufficient volume of claims in order for the average severity to be predictable. Average severity for subsequent accident years is generally determined by applying an estimated annual loss cost trend to the estimated average claim severity from prior accident years. In certain cases, a structural approach may also be used to predict the ultimate loss cost. Frequency/severity methods have the advantage that ultimate claim counts can generally be estimated more quickly and accurately than can ultimate losses. Thus, if the average claim severity can be accurately estimated, these methods can more quickly respond to changes in loss experience than other methods. However, for average severity to be predictable, the class of business must consist of homogeneous types of claims for which loss severity trends from one year to the next are reasonably consistent. Generally these methods work best for high frequency, low severity classes of business such as personal auto.

Structural drivers analytics seek to explain the underlying drivers of frequency/severity.    A structural drivers analysis of frequency/severity is particularly useful for understanding the key drivers of uncertainty in the ultimate loss cost. For example, for the excess workers' compensation class of business, we have attempted to corroborate our judgment by considering the impact on severity of the future propensity for deterioration of an injured worker's medical condition, the impact of price inflation on the various categories of medical expense and cost of living adjustments on indemnity benefits, the impact of injured worker mortality and claim specific settlement and loss mitigation strategies, etc., using the following:

•
Claim by claim reviews to determine the stability and likelihood of settling an injured worker's indemnity and medical benefits – the claim file review was facilitated by a third party expert experienced in workers' compensation claims;

•
Analysis of the potential for future deterioration in medical condition unlikely to be picked up by a claim file review and associated with potentially costly medical procedures (i.e., increases in both utilization and intensity of medical care) over the course of the injured worker's lifetime;

•
Analysis of the cost of medical price inflation for each category of medical spend (services and devices) and for cost of living adjustments in line with statutory requirements;

•
Portfolio specific mortality level and mortality improvement assumptions based on a mortality study conducted for AIG's primary and excess workers' compensation portfolios and AIG's opinion of future longevity trends for the open reported cases;

AIG 2012 Form 10-K

•
Ground-up consideration of the reinsurance recoveries expected for the class of business for reported claims with extrapolation for unreported claims;

•
The effects of various runoff claims management strategies that have been developed by AIG's newly created run-off unit.

Overall, our loss reserve reviews for long-tail classes typically utilize a combination of both loss development and expected loss ratio methods, supplemented by structural drivers analysis of frequency/severity where available. Loss development methods are generally given more weight for accident years and classes of business where the loss experience is highly credible. Expected loss ratio methods are given more weight where the reported loss experience is less credible, or is driven more by large losses. Expected loss ratio methods require sufficient information to determine the appropriate expected loss ratio. This information generally includes the actual loss ratios for prior accident years, and rate changes as well as underwriting or other changes which would affect the loss ratio. Further, an estimate of the loss cost trend or loss ratio trend is required in order to allow for the effect of inflation and other factors which may increase or otherwise change the loss costs from one accident year to the next.

The estimation of loss reserves relating to asbestos and environmental claims on insurance policies written many years ago is subject to greater uncertainty than other types of claims. This is due to inconsistent court decisions, as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies or have expanded theories of liability. In addition, reinsurance recoverable balances relating to asbestos and environmental loss reserves are subject to greater uncertainty due to the underlying age of the claim, underlying legal issues surrounding the nature of the coverage, and determination of proper policy period. For these reasons, these balances tend to be subject to increased levels of disputes and legal collection activity when actually billed. The insurance industry as a whole is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

We continue to receive claims asserting injuries and damages from toxic waste, hazardous substances, and other environmental pollutants and alleged claims to cover the cleanup costs of hazardous waste dump sites, referred to collectively as environmental claims, and indemnity claims asserting injuries from asbestos. The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained an absolute exclusion for pollution-related damage. An absolute asbestos exclusion was also implemented. The current AIG Property Casualty Environmental policies that we specifically price and underwrite for environmental risks on a claims-made basis have been excluded from the analysis.

The majority of our exposures for asbestos and environmental claims are excess casualty coverages, not primary coverages. The litigation costs are treated in the same manner as indemnity amounts, with litigation expenses included within the limits of the liability we incur. Individual significant claim liabilities, where future litigation costs are reasonably determinable, are established on a case-by-case basis.

Reserve Estimation for Asbestos and Environmental Claims

Estimation of asbestos and environmental claims loss reserves is a subjective process. Reserves for asbestos and environmental claims cannot be estimated using conventional reserving techniques such as those that rely on historical accident year loss development factors. The methods used to determine asbestos and environmental loss estimates and to establish the resulting reserves are continually reviewed and updated by management.

Various factors contribute to the complexity and difficulty in determining the future development of asbestos and environmental claims. Significant factors that influence the asbestos and environmental claims estimation process include court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving, and there is little likelihood that any firm direction will develop in the near future. Additionally, the exposures for cleanup costs of hazardous waste dump sites involve issues such as allocation of responsibility among potentially responsible parties and the government's refusal to release parties from liability. Future claims development also will be affected by the changes in Superfund and waste dump site coverage and liability issues.

If the asbestos and environmental reserves develop deficiently, resulting deficiencies could have an adverse effect on our future results of operations for an individual reporting period.

AIG 2012 Form 10-K

With respect to known environmental claims, we established over two decades ago a specialized environmental claims unit, which investigates and adjusts all such environmental claims. This unit evaluates environmental claims utilizing a claim-by-claim approach that involves a detailed review of individual policy terms and exposures. Because each policyholder presents different liability and coverage issues, we generally evaluate exposure on a policy-by-policy basis, considering a variety of factors such as known facts, current law, jurisdiction, policy language and other factors that are unique to each policy. Quantitative techniques must be supplemented by subjective considerations, including management judgment. Each claim is reviewed at least semi-annually utilizing the aforementioned approach and adjusted as necessary to reflect the current information.

The environmental claims unit also actively manages and pursues early resolution with respect to these claims in an attempt to mitigate its exposure to the unpredictable development of these claims. We attempt to mitigate our known long-tail environmental exposures through a combination of proactive claim-resolution techniques, including policy buybacks, complete environmental releases, compromise settlements, and, when appropriate, litigation.

Known asbestos claims are managed in a similar manner. Over two decades ago we established a specialized toxic tort claims unit, which historically investigated and adjusted all such asbestos claims. As part of the above mentioned NICO transaction, effective January 1, 2011, NICO assumed responsibility for claims handling related to the majority of AIG's domestic asbestos liabilities.

The following is a discussion of actuarial methods applied by major class of business:

Class of Business or Category and Actuarial Method	Application of Actuarial Method

Excess Casualty

We generally use a combination of loss development methods and expected loss ratio methods for excess casualty classes.

Frequency/severity methods are generally not used in isolation to determine ultimate loss costs as the vast majority of reported claims do not result in claim payment. (However, frequency/severity methods assist in the regular monitoring of the adequacy of carried reserves to support incurred but not reported claims). In addition, the average severity varies significantly from accident year to accident year due to large losses which characterize this class of business, as well as changing proportions of claims which do not result in a claim payment. In order to gain more stability in the projection, the claims amenable to loss development methods are analyzed in two layers: the layer capped at $10 million and the layer above $10 million. The expected loss ratio for the layer above $10 million is derived from the expected relationship between the layers, reflecting the attachment point and limit by accident year.

In addition, we leverage case reserving based methodologies for complex claims/ latent exposures such as those involving toxic tort and other claims accumulations.

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

During 2012, we also completed a third party review of certain insureds exposed to a specific class of toxic tort claims. That review considered the prior claims history for each insured account, AIG's exposed limits and the insured's role with the specific toxicant reviewed as well as a legal analysis of the exposures presented by these claims.

AIG 2012 Form 10-K

Class of Business or Category and Actuarial Method	Application of Actuarial Method

D&O and Related Management Liability Classes of Business
We generally use a combination of loss development methods and expected loss ratio methods for D&O and related management liability classes of business.

Frequency/severity methods are generally not used in isolation for these classes as the overall losses are driven by large losses more than by claim frequency. Severity trends have varied significantly from accident year to accident year and care is required in analyzing these trends by claim type. We also give weight to claim department ground-up projections of ultimate loss on a claim by claim basis as these may be more predictive of ultimate loss values especially for older accident years.

Expected loss ratio methods are given more weight in the two most recent accident years, whereas loss development methods are given more weight in more mature accident years. For the year-end 2012 loss reserve review, claims projections for accident years 2011 and prior were used. These classes of business reflect claims made coverage, and losses are characterized by low frequency and high severity.

Workers' Compensation
We generally use a combination of loss development methods and expected loss ratio methods for workers' compensation. We segment the data by state and industry class to the extent that meaningful differences are determined to exist.	Expected loss ratio methods generally are given significant weight only in the most recent accident year. Workers' compensation claims are generally characterized by high frequency, low severity, and relatively consistent loss development from one accident year to the next. We historically have been a leading writer of workers' compensation, and thus have sufficient volume of claims experience to use development methods. We generally segregate California business from other business in evaluating workers' compensation reserves. In 2012, we segmented out New York from the other states to reflect its different development pattern and changing percentage of the mix by state. We also revised our assumptions to reflect changes in our claims management activities. Certain classes of workers' compensation, such as construction, are also evaluated separately. Additionally, we write a number of very large accounts which include workers' compensation coverage. These accounts are generally priced by our actuaries, and to the extent appropriate, the indicated losses based on the pricing analysis may be used to record the initial estimated loss reserves for these accounts.

AIG 2012 Form 10-K

Class of Business or Category and Actuarial Method	Application of Actuarial Method

Excess Workers' Compensation
We historically have used a combination of loss development methods and expected loss ratio methods for excess workers' compensation. For the year-end 2012 loss reserve review, our actuaries supplemented the methods used historically by applying a structural drivers approach to inform their judgment of the ultimate loss costs for open reported claims from accident years 2003 and prior (representing approximately 95% of all open reported claims) and used the refined analysis to inform their judgment of the ultimate loss cost for claims that have not yet been reported using a frequency/severity approach for these accident years.	Excess workers' compensation is an extremely long-tail class of business, with loss emergence extending for decades. The class is highly sensitive to small changes in assumptions – in the rate of medical inflation or the longevity of injured workers, for example – which can have a significant effect on the ultimate reserve estimate. Claims estimates for this line also are highly sensitive to:

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
• changes in claims reporting and management practices of insureds and their third-party administrators;
• the cost of new and additional treatment specialties, such as "pain management";
• the propensity for severely injured workers' medical conditions to deteriorate in the future;
• changes in injured worker longevity; and
• territorial experience differences (across states and within regions in a state).
Expected loss ratio methods are given the greater weight for the more recent accident years. For the year-end 2012 loss reserve review, the structural drivers approach which was applied to open reported claims from accident years 2003 and prior, was deemed to be most suitable for informing our judgment of the ultimate loss cost for injured workers whose medical conditions had largely stabilized (i.e., at least 9 to 10 years have elapsed since the date of injury). The reserve for unreported claims is approximately 41 percent of the total estimated reserve requirement for accident years 2003 and prior. The reserve for accident years 2004 and subsequent was determined using a Bornhuetter Ferguson expected loss ratio method and constitute approximately 13 percent of the total reserve requirements for this class of business.

AIG 2012 Form 10-K

Class of Business or Category and Actuarial Method	Application of Actuarial Method

General Liability
We generally use a combination of loss development methods and expected loss ratio methods for primary general liability or products liability classes. We also supplement the standard actuarial techniques by using evaluations of the ultimate losses on unusual claims or claim accumulations by external experts on those classes of claims. The segmentation of the data reflects state differences, industry classes, deductible/non-deductible programs and type of claim.	For certain classes of business with sufficient loss volume, loss development methods may be given significant weight for all but the most recent one or two accident years. For smaller or more volatile classes of business, loss development methods may be given limited weight for the five or more most recent accident years. Expected loss ratio methods are used for the more recent accident years for these classes. The loss experience for primary general liability business is generally reviewed at a level that is believed to provide the most appropriate data for reserve analysis. Additionally, certain sub-classes, such as construction, are generally reviewed separately from business in other subclasses. Due to the fairly long-tail nature of general liability business, and the many subclasses that are reviewed individually, there is less credibility given to the reported losses and increased reliance on expected loss ratio methods for recent accident years.

Commercial Automobile Liability
We generally use loss development methods for all but the most recent accident year for commercial automobile classes of business.	Expected loss ratio methods are generally given significant weight only in the most recent accident year.

Healthcare
We generally use a combination of loss development methods and expected loss ratio methods for healthcare classes of business.

Frequency/severity methods are sometimes used for pricing certain healthcare accounts or business. However, in testing loss reserves the business is generally combined into larger groupings to enhance the credibility of the loss experience.

We also supplement the standard actuarial techniques by using evaluations of the ultimate losses on unusual claims by experts on those classes of claims.

The largest component of the healthcare business consists of coverage written for hospitals and other healthcare facilities. We test reserves for excess coverage separately from those for primary coverage. For primary coverages, loss development methods are generally given the majority of the weight for all but the latest three accident years, and are given some weight for all years other than the latest accident year. For excess coverages, expected loss methods are generally given all the weight for the latest three accident years, and are also given considerable weight for accident years prior to the latest three years. For other classes of healthcare coverage, an analogous weighting between loss development and expected loss ratio methods is used. The weights assigned to each method are those that are believed to result in the best combination of responsiveness and credibility.

AIG 2012 Form 10-K

Class of Business or Category and Actuarial Method	Application of Actuarial Method

Professional Liability
We generally use a combination of loss development methods and expected loss ratio methods for professional liability classes of business.

Frequency/severity methods are used in pricing and profitability analyses for some classes of professional liability; however, for loss reserve adequacy testing, the need to ensure sufficient credibility generally results in segmentations that are not sufficiently homogenous to utilize frequency/severity methods.

We also use claim department projections of the ultimate value of each reported claim to supplement and inform the standard actuarial approaches.

Loss development methods are used for the more mature accident years. Greater weight is given to expected loss ratio methods in the more recent accident years. Reserves are tested separately for claims made classes and classes written on occurrence policy forms. Further segmentations are made in a manner believed to provide an appropriate balance between credibility and homogeneity of the data.

Catastrophic Casualty
We use expected loss ratio methods for all accident years for catastrophic casualty business. This class of business consists of casualty or financial lines coverage that attach in excess of very high attachment points; thus the claims experience is marked by very low frequency and high severity. Because of the limited number of claims, loss development methods are not used.	The expected loss ratios and loss development assumptions used are based upon the results of prior accident years for this business as well as for similar classes of business written above lower attachment points. The business can be written on a claims-made or occurrence basis. We use ground-up claim projections provided by our claims staff to assist in developing the appropriate reserve.

Aviation
We generally use a combination of loss development methods and expected loss ratio methods for aviation exposures. Aviation claims are not very long-tail in nature; however, they are driven by claim severity. Thus a combination of both development and expected loss ratio methods are used for all but the latest accident year to determine the loss reserves.

Frequency/severity methods are not employed due to the high severity nature of the claims and different mix of claims from year to year.

Expected loss ratio methods are used to determine the loss reserves for the latest accident year.

Personal Auto
We generally use frequency/severity methods and loss development methods for domestic personal auto classes.	For many classes of business, greater reliance is placed on frequency/severity methods as claim counts emerge quickly for personal auto and allow for more immediate analysis of resulting loss trends and comparisons to industry and other diagnostic metrics.

Fidelity/Surety
We generally use loss development methods for fidelity exposures for all but the latest accident year. For surety exposures, we generally use the same method as for short-tail classes (discussed below).	Expected loss ratio methods are also given weight for the more recent accident years. For the latest accident year they may be given 100 percent weight.

AIG 2012 Form 10-K

Class of Business or Category and Actuarial Method	Application of Actuarial Method

Mortgage Guaranty
We test mortgage guaranty reserves using loss development methods, supplemented by an internal claim analysis by actuaries and staff who specialize in the mortgage guaranty business.	The reserve analysis projects ultimate losses for claims within each of several categories of delinquency based on actual historical experience, using primarily a frequency/severity loss development approach. Additional reserve tests are also employed, such as tests measuring losses as a percent of risk in force. Reserves are reviewed separately for each line of business considering the loss development characteristics, volume of claim data available and applicability of various actuarial methods to each line.
Reserves for mortgage guaranty insurance losses and loss adjustment expenses are established for reported mortgage loan delinquencies and estimates of delinquencies that have been incurred but have not been reported by loan servicers, based upon historical reporting trends. We establish reserves using a percentage of the contractual liability (for each delinquent loan reported) that is based upon projected claim experience for each category of delinquency, consistent in total with the overall reserve estimate.
Mortgage Guaranty losses and loss adjustment expenses have been adversely affected by macroeconomic events, such as declining home prices and increasing unemployment. Because these macroeconomic events are subject to adverse or favorable change, the determination of the ultimate losses and loss adjustment expenses requires a high degree of judgment. Responding to these adverse macroeconomic influences, numerous government and lender loan modification programs have been implemented to mitigate mortgage losses. The loan modification programs have produced additional cures of delinquent loans in 2012 that may not continue in 2013 as some modification programs are phased out or retired. In addition, these loan modifications may re-default resulting in new losses for Mortgage Guaranty.
Occurrences of fraudulent loans, underwriting violations, and other deviations from contractual terms, mostly related to the 2006 and 2007 blocks of business, have resulted in historically high levels of claim rescissions and denials (collectively referred to as rescissions) during 2011. As a result, many lenders have increased their rescission appeals activity as well as the success rate on those appeals by focusing additional resources on the process. The increased lender attention on tracking down missing loan documents along with the heightened focus on appeals of rescissions caused the estimated ultimate rescission rate (net of appeals) assumed in the loss reserves to be lower than the rescission level projected in 2011. If this trend continues it may unfavorably affect future results. We believe we have provided appropriate reserves for currently delinquent loans, consistent with industry practices.

AIG 2012 Form 10-K

Class of Business or Category and Actuarial Method	Application of Actuarial Method

Other Short-Tail Classes
We generally use either loss development methods or IBNR factor methods to set reserves for short-tail classes such as property coverages.	Where a factor is used, it generally represents a percent of earned premium or other exposure measure. The factor is determined based on prior accident year experience. For example, the IBNR for a class of property coverage might be expected to approximate 20 percent of the latest year's earned premium. The factor is continually reevaluated in light of emerging claim experience as well as rate changes or other factors that could affect the adequacy of the IBNR factor being employed.

International
Business written by AIG Property Casualty internationally includes both long-tail and short-tail classes of business. For long-tail classes of business, the actuarial methods used are comparable to those described above. However, the majority of business written by AIG Property Casualty internationally is short-tail, high frequency and low severity in nature. For this business, loss development methods are generally employed to test the loss reserves.	We maintain a database of detailed historical premium and loss transactions in original currency for business written by AIG Property Casualty internationally. This allows our actuaries to determine the current reserves without any distortion from changes in exchange rates over time. Our actuaries segment the international data by region, country or class of business as appropriate to determine an optimal balance between homogeneity and credibility.

Loss Adjustment Expenses
We determine reserves for legal defense and cost containment loss adjustment expenses for each class of business by one or more actuarial or structural driver methods. The methods generally include development methods comparable to those described for loss development methods. The development could be based on either the paid loss adjustment expenses or the ratio of paid loss adjustment expenses to paid losses, or both. Other methods include the utilization of expected ultimate ratios of paid loss expense to paid losses, based on actual experience from prior accident years or from similar classes of business.	We generally determine reserves for adjuster loss adjustment expenses based on calendar year ratios of adjuster expenses paid to losses paid for the particular class of business. We generally determine reserves for other unallocated loss adjustment expenses based on the ratio of the calendar year expenses paid to overall losses paid. This determination is generally done for all classes of business combined, and reflects costs of home office claim overhead as a percent of losses paid.

Catastrophes
We conduct special analyses in response to major catastrophes in order to estimate our gross and net loss and loss expense liability from those events.	These analyses may include a combination of approaches, including modeling estimates, ground-up claim analysis, loss evaluation reports from on-site field adjusters, and market share estimates.

AIG 2012 Form 10-K

Alternative Loss Cost Trend and Loss Development Factor Assumptions by Class of Business

For classes of business other than the classes discussed below, there is generally some potential for deviation in both the loss cost trend and loss development factor assumptions.

The effect of these deviations is expected to be less material compared to the effect on the classes noted below

•

Loss cost trends:    The percentage deviations noted in the table below are not considered the highest possible deviations that might be expected, but rather what we consider to reflect a reasonably likely range of potential deviation. Actual loss cost trends in the early 1990s were negative for several years whereas actual loss cost trends exceeded the figures cited above for several other years. Loss trends may deviate by more than the amounts noted above and discussed below.

•

Loss development factors:    The percentage deviations noted in the table below are not considered the highest possible deviations that might be expected, but rather what we consider to reflect a reasonably likely range of potential deviation. Except for excess workers' compensation, the assumed loss development factors are a key assumption. Generally, actual historical loss development factors are used to project future loss development. Future loss development patterns may be different from those in the past, or may deviate by more than the amounts noted above and discussed below.

AIG's loss reserve analyses do not generally provide a range of loss reserve estimates. A large portion of the loss reserves from AIG Property Casualty business relates to longer-tail casualty classes of business, such as excess casualty and D&O, which are driven by severity rather than frequency of claims. Using the reserving methodologies described above, our actuaries determine their actuarial central estimates of the loss reserves and advise management on their final recommendation for management's best estimate of the recorded reserves. Subject matter experts from underwriting and claims play an important part in informing the actuarial assumptions and methods. The governance process over the establishment of loss reserves also ensures robust considerations of the changes in the loss trends, terms and conditions, claims handling practices, and large loss impact when determining the methods, assumptions and the estimations. This multi-disciplinary process engages underwriting, claims, risk management, business unit executives and senior management and involves several iterative levels of feedback and response during the regular reserving process.

The sensitivity analysis below addresses each major class of business for which there is a possibility of a material deviation from our overall reserve position. The analysis uses what we believe is a reasonably likely range of potential deviation for each class. Actual reserve development may not be consistent with either the original or the adjusted loss trend or loss development factor assumptions, and other assumptions made in the reserving process may materially affect reserve development for a particular class of business.

AIG 2012 Form 10-K

Class of Business	Loss Cost Trend	Loss Development Factor
Excess Casualty
	The assumed loss cost trend was approximately five percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2012 loss reserve review for excess casualty will range from 0 percent to positive 10 percent, or approximately 5 percent lower or higher than the assumption actually utilized in the year-end 2012 reserve review. The loss cost trend assumption is critical for the excess casualty class of business due to the long-tail nature of the claims and therefore is applied across many accident years. Thus, there is the potential for the reserves with respect to a number of accident years (the expected loss ratio years) to be significantly affected by changes in loss cost trends that were initially relied upon in setting the reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.	After evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors will range from approximately 3.3 percent below those actually utilized in the year-end 2012 reserve review to approximately 4.6 percent above those factors actually utilized. Excess casualty is a long-tail class of business and any deviation in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in loss development factors that were initially relied upon in setting the reserves. These changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.

D&O and Related Management Liability Classes of Business

The assumed loss cost trend was approximately half of one percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, including the potential effect of recent claims relating to the credit crisis, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2012 loss reserve review for these classes will range from negative 25 percent to positive 27 percent, or approximately 25.5 percent lower or 26.5 percent higher than the assumption actually utilized in the year-end 2012 reserve review. Because the D&O class of business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation.
The assumed loss development factors are also an important assumption but less critical than for excess casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for excess casualty. However, the high severity nature of the claims does create the potential for significant deviations in loss development patterns from one year to the next. After evaluating the historical loss development factors for these classes of business for accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors will range from approximately 6.8 percent lower to 11 percent higher than those factors actually utilized in the year-end 2012 loss reserve review for these classes.

AIG 2012 Form 10-K

Class of Business	Loss Cost Trend	Loss Development Factor
Primary Workers' Compensation

The loss cost trend assumption is not believed to be material with respect to our loss reserves. This is primarily because our actuaries are generally able to use loss development projections for all but the most recent accident year's reserves, so there is limited need to rely on loss cost trend assumptions for primary workers' compensation business.
Generally, our actual historical workers' compensation loss development factors would be expected to provide a reasonably accurate predictor of future loss development. However, workers' compensation is a long-tail class of business, and our business reflects a very significant volume of losses, particularly in recent accident years. After evaluating the actual historical loss development since the 1980s for this business, in our judgment, it is reasonably likely that actual loss development factors will fall within the range of approximately 3.1 percent below to 6.9 percent above those actually utilized in the year-end 2012 loss reserve review.

Excess Workers' Compensation

Loss costs were trended at six percent per annum. After reviewing actual industry loss trends for the past ten years, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2012 loss reserve review for excess workers' compensation will range five percent lower or higher than this estimated loss trend.
Excess workers' compensation is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development. After evaluating the historical loss development factors for prior accident years since the 1980s as well as the development over the past several years of the ground up claim projections utilized to help select the loss development factors in the tail for this class of business, in our judgment, it is reasonably likely that actual loss development for excess workers' compensation could increase the current reserves by up to approximately $1.3 billion or decrease them by approximately $850 million.

AIG 2012 Form 10-K

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2012.

December 31, 2012 (in millions)	Effect on Loss Reserves		Effect on Loss Reserves

Loss cost trends:		Loss development factors:

Excess casualty:		Excess casualty:
5 percent increase	$1,500	4.6 percent increase	$1,100
5 percent decrease	(1,100)	3.3 percent decrease	(700)
D&O:		D&O:
26.5 percent increase	1,000	11 percent increase	650
25.5 percent decrease	(700)	6.8 percent decrease	(400)
Excess workers' compensation:		Excess workers' compensation:
5 percent increase	400	Increase(b)	1,300
5 percent decrease	(250)	Decrease(b)	(850)
Primary workers' compensation(a):		Primary workers' compensation:
		6.9 percent increase	2,200
		3.1 percent decrease	(1,000)

(a)     Loss cost trend assumption does not have a material impact for this line of business.

(b)     Percentages not applicable due to extremely long-tailed nature of workers' compensation.

Future Policy Benefits for Life and Accident and Health Insurance Contracts (AIG Life and Retirement)

Periodically, we evaluate estimates used in establishing liabilities for future policy benefits for life and accident and health insurance contracts, which include liabilities for certain payout annuities. We also evaluate estimates used in amortizing Deferred Policy Acquisition Costs (DAC), Value of Business Acquired (VOBA) and Sales Inducement Assets (SIA) for these products. We evaluate these estimates against actual experience and adjust them based on management judgment regarding mortality, morbidity, persistency, maintenance expenses, and investment returns.

For long duration traditional business, a "lock-in" principle applies.    The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions.

As we experience changes over time, we update the assumptions to reflect these observed changes. Because of the long term nature of many of our liabilities subject to the "lock-in" principle, small changes in certain assumptions may cause large changes in the degree of reserve adequacy. In particular, changes in estimates of future invested asset returns have a large effect on the degree of reserve deficiency. If observed changes in actual experience or estimates result in projected future losses under loss recognition testing, we adjust DAC through amortization expense, and may record additional liabilities through a charge to policyholder benefit expense. Loss recognition testing is performed at an aggregate AIG Life and Retirement reporting segment level. Once loss recognition has been recorded for a block of business, the old assumption set is replaced (i.e., a DAC unlocking), and the assumption set used for the loss recognition would then be subject to the lock-in principle. See Note 10 to the Consolidated Financial Statements for additional information.
The key assumptions used in estimating future policy benefit reserves are:

•

Investment returns:  which vary by year of issuance and products.

•

Mortality, morbidity and surrender rates:  based upon actual experience modified to allow for variation in policy form, risk classification and distribution channel.

•

Premium rate increases
(Long-term care)

AIG 2012 Form 10-K

We also use these estimates to determine whether to adjust DAC and record additional liabilities when unrealized gains or losses on fixed maturity and equity securities available for sale are recognized through accumulated other comprehensive income. The determination is made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Significant unrealized appreciation on investments in a prolonged low interest rate environment may cause DAC to be adjusted and additional future policy benefit liabilities to be recorded through a charge directly to accumulated other comprehensive income (ie. Shadow DAC). This is included, net of tax, with the change in net unrealized appreciation (depreciation) of investments.

Our future policy benefits include guaranteed minimum death benefits (GMDB).    We determine the GMDB liability each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected fees. The estimates include assumptions about interest rates, mortality rates, lapse rates and a randomly generated model of investment returns. In addition to GMDB, our future policy benefits include, to a lesser extent, guaranteed minimum income benefits (GMIB). We determine GMIB liability each period end by estimating the expected value of the periodic income payments from annuities in excess of the projected account balance. We derive this estimate at the date the annuity converts to regular payments, and we recognize the excess ratably over the accumulation period based on total expected assessments. We periodically evaluate estimates used and adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

We also issue certain variable annuity products that offer optional guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV).    These living benefits are embedded derivatives that are required to be bifurcated from the host contract and carried at fair value. The fair value estimates of the living benefit guarantees include assumptions such as equity market returns, interest rates, market volatility and policyholder behavior. We also incorporate our own risk of non-performance in the valuation of the embedded policy derivatives. See Note 6 to the Consolidated Financial Statements for information on how AIG incorporates its own non-performance risk.

We have a dynamic hedging program designed to manage economic risk exposure associated with changes in the fair value of GMWB and GMAV liabilities caused by changes in the equity markets, interest rates and market implied volatilities. The program utilizes hedging instruments, including derivatives such as equity options, futures contracts and interest rate swap contracts, and is designed so that changes in value of the hedging instruments move in the opposite direction of changes in the GMWB and GMAV embedded derivative liabilities. We monitor the hedging positions on a daily basis in relation to the change in valuation of GMWB and GMAV embedded derivative liabilities, and rebalance those positions as needed. Differences between the change in fair value of GMWB and GMAV embedded derivative liabilities and the hedging instruments can be caused by extreme and unanticipated movements in the equity markets, interest rates and market volatility, policyholder behavior, statutory capital considerations and constraints and the ability to purchase hedging instruments at prices consistent with the desired risk and return trade-off. None of the derivative instruments described above are designated for hedge accounting.

Approximately 56 percent of our individual variable annuity account values contain either a GMWB rider or a GMAV rider as of December 31, 2012. Declines in the equity markets, increased volatility and a sustained low interest rate environment increase our exposure to potential benefits under the GMWB and GMAV contracts, leading to an increase in the existing liability for those benefits. Our exposure to the guaranteed amounts is equal to the amount by which the contract holder's account balance is below the guaranteed withdrawal or account value amount. As of December 31, 2012, our exposure to the guaranteed withdrawal and account value amount under GMWB and GMAV was $0.9 billion and $10 million, respectively.

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

AIG 2012 Form 10-K

For a further discussion of the risks of AIG's unhedged exposures, see Item 1A. – Risk Factors – Business and Operations.

Estimated Gross Profits for Interest-Sensitive Products (AIG Life and Retirement)

Estimated gross profits (EGP) are subject to differing market returns and interest rate environments in any single period. EGP is composed of net investment income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality and morbidity gains and losses. When assumptions are changed, the percentage of EGP used to amortize DAC may also change.

The following table summarizes the sensitivity of changes in certain assumptions in the amortization of DAC/SIA, guaranteed benefits reserve and unearned revenue liability and the related hypothetical impact on year-end 2012 balances. The effect of changes in the equity markets, volatility and interest rates primarily impacts individual variable annuities (SunAmerica Retirement Markets) and group retirement products (VALIC). The effect of changes in mortality primarily impacts the universal life insurance business.

December 31, 2012 (in millions)	DAC/SIA	Guaranteed Benefits Reserve	Unearned Revenue Liability	Net Pre-Tax Earnings

Assumptions:
Equity Return(a)
Effect of an increase by 1%	$67	$–	$(23)	$90
Effect of a decrease by 1%	(67)	–	54	(121)
Volatility(b)
Effect of an increase by 1%	(10)	1	2	(13)
Effect of a decrease by 1%	9	(1)	(2)	12
Interest Rate(c)
Effect of an increase by 10 basis points	9	1	–	8
Effect of a decrease by 10 basis points	(9)	(1)	–	(8)
Mortality
Effect of an increase by 1%	(15)	(6)	13	(22)
Effect of a decrease by 1%	13	5	(13)	21

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

The analysis of DAC, guaranteed benefits reserve and unearned revenue liability is a dynamic process that considers all relevant factors and assumptions described above. We estimate each of the above factors individually, without the effect of any correlation among the key assumptions. An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.

Other-Than-Temporary Impairments on Available For Sale Securities

At each balance sheet date, we evaluate our available for sale securities holdings with unrealized losses.

See the discussion in Note 7 to the Consolidated Financial Statements for additional information on the methodology and significant inputs, by security type, that we use to determine the amount of other-than-temporary impairment on fixed maturity and equity securities.

Goodwill Impairment

For a discussion of goodwill impairment, see Note 2 to the Consolidated Financial Statements.

AIG 2012 Form 10-K

Liability for Legal Contingencies

We estimate and record a liability for potential losses that may arise from litigation and regulatory proceedings to the extent such losses are probable and can be estimated. Determining a reasonable estimate of the amount of such losses requires significant management judgment. In many cases, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we often cannot predict the outcome or estimate the eventual loss or range of reasonably possible losses related to such matters.

See Note 16 to the Consolidated Financial Statements.

Fair Value Measurements of Certain Financial Assets and Liabilities

See Note 6 to the Consolidated Financial Statements for more detailed information about the measurement of fair value of financial assets and financial liabilities and how our accounting policy incorporates credit risk in fair value measurements.

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

December 31, 2012 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$280	94%
Fair value based on internal sources	18	6

Total fixed maturity and equity securities(b)	$298	100%

(a)     Includes $28.7 billion for which the primary source is broker quotes.

(b)     Includes available for sale and trading securities.

Level 3 Assets and Liabilities

Assets and liabilities recorded at fair value in the Consolidated Balance Sheet are measured and classified in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair value. See Note 6 to the Consolidated Financial Statements for additional information.

The following table presents the amount of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

(in billions)	December 31, 2012	Percentage of Total	December 31, 2011	Percentage of Total

Assets	$40.5	7.4%	$39.4	7.1%
Liabilities	4.1	0.9	5.3	1.2

Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. We consider unobservable inputs to be those for which market data is not available and that are developed using the best information available about the assumptions that market participants would use when valuing the asset or liability. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

We classify fair value measurements for certain assets and liabilities as Level 3 when they require significant unobservable inputs in their valuation, including contractual terms, prices and rates, yield curves, credit curves, measures of volatility, prepayment rates, default rates, mortality rates and correlations of such inputs.

AIG 2012 Form 10-K

The following paragraphs describe the methods we use to measure fair value on a recurring basis for certain classes of assets and liabilities classified in Level 3. See Note 6 to the Consolidated Financial Statements for discussion of the valuation methodologies for other assets classified in Level 3, including certain fixed maturity securities and certain other invested assets, as well as discussion of transfers of Level 3 assets and liabilities.

Super Senior Credit Default Swap Portfolio

The entities included in GCM wrote credit protection on the super senior risk layer of collateralized loan obligations (CLOs), multi-sector CDOs and diversified portfolios of corporate debt, and prime residential mortgages through 2006. In these transactions, AIG is at risk of credit performance on the super senior risk layer related to such assets. To a lesser extent, those entities also wrote protection on tranches below the super senior risk layer, primarily related to regulatory capital relief transactions.

See Notes 6 and 12 to the Consolidated Financial Statements for information about the Regulatory Capital, Multi-Sector CDO, Corporate Debt/Collateralized Debt Obligation (CLO) and other portfolios.

AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on our calculation of the unrealized market valuation loss related to the super senior credit default swap portfolio. While we believe that the ranges used in these analyses are reasonable, we are unable to predict which of the scenarios is most likely to occur. As recent experience demonstrates, actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the super senior credit default swap portfolio will be consistent with any of the sensitivity analyses. On average, prices for CDOs increased during 2012. Further, it is difficult to extrapolate future experience based on current market conditions.

For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the Binomial Expansion Technique (BET) model is used to estimate the change in the fair value of the derivative liability. Of the total $3.9 billion net notional amount of CDS written on multi-sector CDOs outstanding at December 31, 2012, a BET value is available for $2.6 billion net notional amount. No BET value is determined for $1.3 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $2.6 billion.

The most significant assumption used in the BET model is the estimated price of the securities within the CDO collateral pools. If the actual price of the securities within the collateral pools differs from the price used in estimating the fair value of the super senior credit default swap portfolio, there is potential for material variation in the fair value estimate. Any declines in the value of the underlying collateral securities held by a CDO will similarly affect the value of the super senior CDO securities. While the models attempt to predict changes in the prices of underlying collateral securities held within a CDO, the changes are subject to actual market conditions which have proved to be highly volatile. We cannot predict reasonably likely changes in the prices of the underlying collateral securities held within a CDO at this time.

AIG 2012 Form 10-K

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at December 31, 2012 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
(dollars in millions)	Average Inputs Used at December 31, 2012
		Change	Entire Portfolio	RMBS Prime	RMBS Alt-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	41 points	Increase of 5 points	$(152)	$(2)	$(10)	$(72)	$(44)	$(15)	$(9)
		Decrease of 5 points	146	2	9	62	45	14	14

Weighted		Increase of 1 year	15	1	–	11	2	–	1
average life	5.75 years	Decrease of 1 year	(23)	(1)	–	(18)	(3)	(1)	–

Recovery rates	17%	Increase of 10%	(13)	–	(2)	(8)	(1)	(1)	(1)
		Decrease of 10%	15	–	2	9	3	1	–

Diversity score(a)	14	Increase of 5	(4)
		Decrease of 5	11

Discount curve(b)	N/A	Increase of 100bps	10

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

These results are calculated by stressing a particular assumption independently of changes in any other assumption. No assurance can be given that the actual levels of the key inputs will not exceed, perhaps significantly, the ranges assumed by us for purposes of the above analysis. No assumption should be made that results calculated from the use of other changes in these key inputs can be interpolated or extrapolated from the results set forth above.

AIG 2012 Form 10-K

GLOSSARY

Accident year  The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.

Accident year combined ratio, as adjusted  the combined ratio excluding catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting.

Accident year loss ratio, as adjusted  the loss ratio excluding catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments and the impact of reserve discount. Catastrophe losses are generally weather or seismic events having a net impact on AIG Property Casualty in excess of $10 million each.

Acquisition ratio  acquisition costs divided by net premiums earned. Acquisition costs are those costs incurred to acquire new and renewal insurance contracts and also include the amortization of VOBA. Acquisition costs vary with sales and include, but are not limited to, commissions, premium taxes, direct marketing costs, certain costs of personnel engaged in sales support activities such as underwriting, and the change in deferred acquisition costs. Acquisition costs that are incremental and directly related to successful sales efforts are deferred and recognized over the coverage periods of related insurance contracts. Acquisition costs that are not incremental and directly related to successful sales efforts are recognized as incurred.

Admitted insurer  A company licensed to transact insurance business within a state.

AIG – After-tax operating income (loss)  is derived by excluding the following items from net income (loss): income (loss) from discontinued operations, net loss (gain) on sale of divested businesses, income from divested businesses, legacy FIN 48 and other tax adjustments, legal reserves (settlements) related to "legacy crisis matters," deferred income tax valuation allowance (releases) charges, amortization of the Federal Reserve Bank of New York prepaid commitment fee asset, changes in fair value of AIG Life and Retirement fixed income securities designated to hedge living benefit liabilities, change in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and sales inducement assets (SIA) related to net realized capital (gains) losses, (gain) loss on extinguishment of debt, net realized capital (gains) losses, non-qualifying derivative hedging activities, excluding net realized capital (gains) losses and bargain purchase gain. "Legacy crisis matters" include favorable and unfavorable settlements related to events leading up to and resulting from our September 2008 liquidity crisis. It also includes legal fees incurred by AIG as the plaintiff in connection with such legal matters.

AIG Life and Retirement – Operating income (loss)  Operating income (loss) is derived by excluding the following items from net income (loss): legal settlements related to legacy crisis matters, changes in fair values of fixed maturity securities designated to hedge living benefit liabilities, net realized capital (gains) losses, and changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital (gains) losses.

AIG Life and Retirement – Premiums, deposits and other considerations  includes life insurance premiums and deposits on annuity contracts and mutual funds.

AIG Property Casualty – Net premiums written  represent the sales of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period while Net premiums earned are a measure of performance for a coverage period. From the period in which the premiums are written until the period in which they are earned, the amount is presented as Unearned premium reserves in the Consolidated Balance Sheet.

AIG Property Casualty – Operating income (loss)  In 2012, AIG Property Casualty revised its non-GAAP income measure from underwriting income (loss) to operating income (loss), which includes both underwriting income (loss) and net investment income, but not net realized capital (gains) losses or other (income) expense, legal settlements related to legacy crisis matters and bargain purchase gain. Underwriting income (loss) is derived by reducing net premiums earned by claims and claims adjustment expense and underwriting expenses, which consist of the acquisition costs and general operating expenses.

Assume, assumed reinsurance, assuming company  An insurance company that accepts all or part of a ceding company's insurance or reinsurance on a risk or exposure is referred to as the assuming company.

AIG 2012 Form 10-K

Basel I, Basel II and Basel III  set of capital and liquidity standards for international financial institution established by the Basel Committee on Banking Supervision.

BET  Binomial Expansion Technique  A model that generates expected loss estimates for CDO tranches and derives a credit rating for those tranches.

Book Value Per Share Excluding Accumulated Other Comprehensive Income (loss) (AOCI)  is used to show the amount of our net worth on a per-share basis. Book Value Per Share Excluding AOCI is derived by dividing Total AIG shareholders' equity, excluding AOCI, by Total common shares outstanding.

Case reserves  Claim department estimates of anticipated future payments to be made on each specific individual reported claim.

Casualty insurance  Insurance that is primarily associated with the losses caused by injuries to third persons, i.e., not the insured, and the legal liability imposed on the insured as a result.

Cede, ceded reinsurance, ceding company  An insurance company that reinsures its risk with another, is referred to as the ceding company.

Combined ratio  Sum of the loss ratio and the acquisition and general operating expense ratios.

CSA  Credit Support Annex  A legal document that provides for collateral postings at various ratings and threshold levels.

DAC  Deferred Policy Acquisition Costs  Deferred costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business.

Expense ratio  Sum of acquisition costs and general operating expenses, divided by net premiums earned.

First-Lien  Priority over all other liens or claims on a property in the event of default on a mortgage.

General operating expense ratio  general operating expenses divided by net premiums earned. General operating expenses are those costs that are generally attributed to the support infrastructure of the organization and include but are not limited to personnel costs, projects and bad debt expenses. General operating expenses exclude claims adjustment expenses, acquisition expenses, and investment expenses.

GIC/GIA  Guaranteed Investment Contract/Guaranteed Investment Agreement  A contract whereby the seller provides a guaranteed repayment of principal and a fixed or floating interest rate for a predetermined period of time.

IBNR  Incurred But Not Reported  Estimates of claims that have been incurred but not reported to us.

IFS  Insurer Financial Strength ratings  IFS ratings measure the ability of an insurance company to meet its obligations to contract holders and policyholders.

LAE  Loss Adjustment Expenses  The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Long-Tail Reserves  Reserves for claims that may be reported or settled several years after the coverage period has expired for these classes of businesses. Long-tail casualty classes of business include excess and umbrella liability, D&O, professional liability, medical malpractice, workers' compensation, general liability, products liability and related classes.

Loss Ratio  Claims and claims adjustment expenses incurred divided by net premiums earned. Claims adjustment expenses are directly attributed to settling and paying claims of insureds and include, but are not limited to, legal fees, adjuster's fees, and claims department personnel costs.

Loss reserve development  The increase or decrease in incurred claims and claim adjustment expenses as a result of the re-estimation of claims and claim adjustment expense reserves at successive valuation dates for a given group of claims.

Loss reserves  Liability for unpaid claims and claims adjustment expense. The estimated ultimate cost of settling claims relating to insured events that have occurred on or before the balance sheet date, whether or not reported to the insurer at that date.

LTV  Loan-to-Value Ratio  Principal amount of loan amount divided by appraised value of collateral securing the loan.

AIG 2012 Form 10-K

Net premiums written  Represent the sales of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period while Net premiums earned are a measure of performance for a coverage period. From the period in which the premiums are written until the period in which they are earned, the amount is presented as Unearned premium reserves in the Consolidated Balance Sheet.

Noncontrolling interest  The portion of equity ownership in a consolidated subsidiary not attributable to the controlling parent company.

Other Operations – Operating income (loss):  income (loss) excluding certain legal reserves (settlements) related to legacy crisis matters, loss on extinguishment of debt, amortization of prepaid commitment fee asset, Net realized capital (gains) losses, net (gains) losses on sale of divested businesses and properties, and income from divested businesses.

Overturns  The reversal of a rescinded mortgage guarantee policy.

Policy fees  An amount added to a policy premium, or deducted from a policy cash value or contract holder account, to reflect the cost of issuing a policy, establishing the required records, sending premium notices and other related expenses.

Prior year development  Increase or decrease in estimates of losses and loss expenses for prior years that is included in earnings.

RBC  Risk-Based Capital  A formula designed to measure the adequacy of an insurer's statutory surplus compared to the risks inherent in its business.

Reinstatement premium  Additional premiums payable to reinsurers to restore coverage limits that have been exhausted as a result of reinsured losses under certain excess of loss reinsurance treaties.

Reinsurance  The practice whereby one insurer, the reinsurer, in consideration of a premium paid to that insurer, agrees to indemnify another insurer, the ceding company, for part or all of the liability of the ceding company under one or more policies or contracts of insurance which it has issued.

Rescission  Denial of claims and termination of coverage on loans related to fraudulent or undocumented claims, underwriting guideline violations and other deviations from contractual terms.

Reserve deficiency  When actual reported reserves are lower than the expected reserves. This is also referred to as unfavorable loss development.

Reserve redundancy  When actual reported reserves exceed expected reserves. This is also referred to as favorable loss development.

Retained Interest  Category within AIG's Other operations that includes the fair value gains or losses, prior to their sale, of the AIA ordinary shares retained following the AIA initial public offering and the MetLife, Inc. (MetLife) securities that were received as consideration from the sale of American Life Insurance Company (ALICO) and the fair value gains or losses, prior to the FRBNY liquidation of ML III assets, on the retained interest in ML III.

Second-lien  Subordinate in ranking to the first-lien holder on a property in the event of default on a mortgage.

Severe losses  Individual non-catastrophe first party losses greater than $10 million, net of related reinsurance.

Short-Tail Reserves  Reserves for claims that are generally reported and paid within a relatively short period of time during and following the policy coverage period. Short-tail classes of business consist principally of property, personal lines and certain casualty classes.

SIA  Sales Inducement Asset  Represents amounts that are credited to policyholder account balances related to the enhanced crediting rates that a seller offers on certain of its annuity products.

SIFI  Systemically Important Financial Institutions  Financial institutions are deemed systemically important (that is, the failure of the financial institution could pose a threat to the financial stability of the United States) by the Financial Stability Oversight Council (FSOC) based on a three-stage analytical process.

Solvency II  Legislation in the European Union which reforms the insurance industry's solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting

AIG 2012 Form 10-K

standards. The Solvency II Directive (2009/138/EEC), was adopted on November 25, 2009 and is expected to become effective in January 2014.

SSDMF  Social Security Death Master File  A database of deceased individuals, most of whom were issued a social security number during their lifetimes, maintained by the U.S. Social Security Administration.

Surrender charge  A charge levied against an investor for the early withdrawal of funds from a life insurance or annuity contract, or for the cancellation of the agreement.

Unearned premium reserve  Liabilities established by insurers and reinsurers to reflect unearned premiums which are usually refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

VaR  Value-at-Risk  A summary statistical measure that uses the estimated volatility and correlation of market factors to calculate the maximum loss that could occur over a defined period of time with a specified level of statistical confidence.

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies from acquired businesses.

AIG 2012 Form 10-K

ACRONYMS

A&H  Accident and Health Insurance

ABS  Asset-Backed Security

CDO  Collateralized Debt Obligation

CDS  Credit Default Swap

CLO  Collateralized Loan Obligations

CMA  Capital Maintenance Agreement

CMBS  Commercial Mortgage Backed Securities

FASB  Financial Accounting Standards Board

FRBNY  Federal Reserve Bank of New York

GAAP  Accounting principles generally accepted in the United States of America

GMAV  Guaranteed Minimum Account Value Benefits

GMDB  Guaranteed Minimum Death Benefits

GMIB  Guaranteed Minimum Income Benefits

GMWB  Guaranteed Minimum Withdrawal Benefits

IFRS  International Financial Reporting Standards

ISDA  International Swaps and Derivatives Association, Inc.

NAIC  National Association of Insurance Commissioners

NM  Not Meaningful

OTC  Over-the-Counter

OTTI  Other-Than-Temporary Impairment

RMBS  Residential Mortgage Backed Securities

S&P  Standard & Poor's Financial Services LLC

SEC  Securities and Exchange Commission

TARP  Troubled Asset Relief Program of the Department of the Treasury

VIE  Variable Interest Entity

AIG 2012 Form 10-K

ITEM 7A / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in the Enterprise Risk Management section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

AIG 2012 Form 10-K

ITEM 8 / FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN INTERNATIONAL GROUP, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation	210
Note 2.	Summary of Significant Accounting Policies	212
Note 3.	Segment Information	223
Note 4.	Divested Businesses, Held for Sale Classification and Discontinued Operations	228
Note 5.	Business Combinations	232
Note 6.	Fair Value Measurements	233
Note 7.	Investments	252
Note 8.	Lending Activities	265
Note 9.	Reinsurance	267
Note 10.	Deferred Policy Acquisition Costs	270
Note 11.	Variable Interest Entities	273
Note 12.	Derivatives and Hedge Accounting	277
Note 13.	Liability for Unpaid Claims and Claims Adjustment Expense and Future Policy Benefits for Life and Accident and Health Insurance Contracts and Policyholder Contract Deposits	283
Note 14.	Variable Life and Annuity Contracts	286
Note 15.	Debt Outstanding	288
Note 16.	Contingencies, Commitments and Guarantees	292
Note 17.	Total Equity	304
Note 18.	Noncontrolling Interests	310
Note 19.	Earnings (Loss) Per Share	312
Note 20.	Statutory Financial Data and Restrictions	314
Note 21.	Share-based Compensation and Other Plans	315
Note 22.	Employee Benefits	320
Note 23.	Ownership	329
Note 24.	Income Taxes	330
Note 25.	Recapitalization	335
Note 26.	Quarterly Financial Information (Unaudited)	336
Note 27.	Information Provided in Connection With Outstanding Debt	337

AIG 2012 Form 10-K

AIG 2012 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American International Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, AIG maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AIG's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A in the 2012 Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on AIG's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2012, AIG retrospectively adopted a new accounting standard that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 21, 2013

AIG 2012 Form 10-K

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET

(in millions, except for share data)	December 31, 2012	December 31, 2011

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2012 – $246,149; 2011 – $250,770)	$269,959	$263,981
Bond trading securities, at fair value	24,584	24,364
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2012 – $1,640; 2011 – $1,820)	3,212	3,624
Common and preferred stock trading, at fair value	662	125
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2012 – $134; 2011 – $107)	19,482	19,489
Flight equipment primarily under operating leases, net of accumulated depreciation	–	35,539
Other invested assets (portion measured at fair value: 2012 – $7,056; 2011 – $20,876)	29,117	40,744
Short-term investments (portion measured at fair value: 2012 – $8,056; 2011 – $5,913)	28,808	22,572

Total investments	375,824	410,438
Cash	1,151	1,474
Accrued investment income	3,054	3,108
Premiums and other receivables, net of allowance	13,989	14,721
Reinsurance assets, net of allowance	25,595	27,211
Deferred income taxes	17,466	19,615
Deferred policy acquisition costs	8,182	8,937
Derivative assets, at fair value	3,671	4,499
Other assets, including restricted cash of $1,878 in 2012 and $2,988 in 2011 (portion measured at fair value: 2012 – $696; 2011 – $0)	10,399	11,663
Separate account assets, at fair value	57,337	51,388
Assets held for sale	31,965	–

Total assets	$548,633	$553,054

Liabilities:
Liability for unpaid claims and claims adjustment expense	$87,991	$91,145
Unearned premiums	22,537	23,465
Future policy benefits for life and accident and health insurance contracts	36,340	34,317
Policyholder contract deposits (portion measured at fair value: 2012 – $1,257; 2011 – $918)	127,117	126,898
Other policyholder funds	6,267	6,691
Derivative liabilities, at fair value	4,061	4,733
Other liabilities (portion measured at fair value: 2012 – $1,080; 2011 – $907)	32,114	28,248
Long-term debt (portion measured at fair value: 2012 – $8,055; 2011 – $10,766)	48,500	75,253
Separate account liabilities	57,337	51,388
Liabilities held for sale	27,366	–

Total liabilities	449,630	442,138

Contingencies, commitments and guarantees (see Note 16)
Redeemable noncontrolling interests (see Note 18):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	–	8,427
Other	334	96

Total redeemable noncontrolling interests	334	8,523

AIG shareholders' equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2012 – 1,906,611,680 and 2011 – 1,906,568,099	4,766	4,766
Treasury stock, at cost; 2012 – 430,289,745; 2011 – 9,746,617 shares of common stock	(13,924)	(942)
Additional paid-in capital	80,410	80,459
Retained earnings	14,176	10,774
Accumulated other comprehensive income	12,574	6,481

Total AIG shareholders' equity	98,002	101,538
Non-redeemable noncontrolling interests (including $100 associated with businesses held for sale)	667	855

Total equity	98,669	102,393

Total liabilities and equity	$548,633	$553,054

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AIG 2012 Form 10-K

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
(dollars in millions, except per share data)	2012	2011	2010

Revenues:
Premiums	$38,011	$38,990	$45,319
Policy fees	2,791	2,705	2,710
Net investment income	20,343	14,755	20,934
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(448)	(1,216)	(1,712)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Other comprehensive income (loss)	(381)	168	(812)

Net other-than-temporary impairments on available for sale securities recognized in net income	(829)	(1,048)	(2,524)
Other realized capital gains	1,758	1,749	1,808

Total net realized capital gains (losses)	929	701	(716)
Other income	3,582	2,661	4,582

Total revenues	65,656	59,812	72,829

Benefits, claims and expenses:
Policyholder benefits and claims incurred	31,977	33,450	41,392
Interest credited to policyholder account balances	4,362	4,467	4,487
Amortization of deferred acquisition costs	5,709	5,486	5,821
Other acquisition and insurance expenses	9,235	8,458	10,163
Interest expense	2,319	2,444	6,742
Net loss on extinguishment of debt	9	2,847	104
Net (gain) loss on sale of properties and divested businesses	2	74	(19,566)
Other expenses	2,721	2,470	3,439

Total benefits, claims and expenses	56,334	59,696	52,582

Income from continuing operations before income taxes	9,322	116	20,247
Income tax expense (benefit):
Current	795	18	580
Deferred	775	(19,442)	6,413

Income taxes expense (benefit)	1,570	(19,424)	6,993

Income from continuing operations	7,752	19,540	13,254
Income (loss) from discontinued operations, net of income taxes	(4,052)	1,790	(969)

Net income	3,700	21,330	12,285

Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	208	634	1,818
Other	54	54	354

Total net income from continuing operations attributable to noncontrolling interests	262	688	2,172
Net income from discontinued operations attributable to noncontrolling interests	–	20	55

Total net income attributable to noncontrolling interests	262	708	2,227

Net income attributable to AIG	$3,438	$20,622	$10,058

Net income attributable to AIG common shareholders	$3,438	$19,810	$2,046

Income per common share attributable to AIG common shareholders:
Basic and diluted:
Income from continuing operations	$4.44	$10.03	$16.50
Income (loss) from discontinued operations	$(2.40)	$0.98	$(1.52)

Weighted average shares outstanding:
Basic	1,687,197,038	1,799,385,757	136,585,844
Diluted	1,687,226,641	1,799,458,497	136,649,280

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AIG 2012 Form 10-K

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in millions)	2012	2011	2010

Net income	$3,700	$21,330	$12,285

Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	1,286	(74)	1,229
Change in unrealized appreciation (depreciation) of all other investments	4,880	(1,485)	2,293
Change in foreign currency translation adjustments	–	(992)	(928)
Change in net derivative gains arising from cash flow hedging activities	17	17	94
Change in retirement plan liabilities adjustment	(87)	(70)	275

Other comprehensive income (loss)	6,096	(2,604)	2,963

Comprehensive income	9,796	18,726	15,248
Comprehensive income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	208	634	1,818
Comprehensive income (loss) attributable to other noncontrolling interests	57	(47)	590

Total comprehensive income attributable to noncontrolling interests	265	587	2,408

Comprehensive income attributable to AIG	$9,531	$18,139	$12,840

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AIG 2012 Form 10-K

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total AIG Share- holders' Equity	Non redeemable non- controlling Interests	Total Equity

Balance, January 1, 2010	$69,784	$354	$(874)	$5,030	$(11,491)	$7,021	$69,824	$28,252	$98,076

Cumulative effect of change in accounting principle, net of tax	–	–	–	–	(8,415)	(932)	(9,347)	–	(9,347)
Series F drawdown	2,199	–	–	–	–	–	2,199	–	2,199
Common stock issued	–	2	–	(20)	–	–	(18)	–	(18)
Equity unit exchange	–	12	–	3,645	–	–	3,657	–	3,657
Net income attributable to AIG or other noncontrolling interests(a)	–	–	–	–	10,058	–	10,058	336	10,394
Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	–	–	–	–	–	–	–	1,818	1,818
Other comprehensive income(b)	–	–	–	–	–	2,782	2,782	176	2,958
Deferred income taxes	–	–	–	(332)	–	–	(332)	–	(332)
Net decrease due to deconsolidation	–	–	–	–	–	–	–	(2,740)	(2,740)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	253	253
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(175)	(175)
Other	–	–	1	32	–	–	33	–	33

Balance, December 31, 2010	$71,983	$368	$(873)	$8,355	$(9,848)	$8,871	$78,856	$27,920	$106,776

Series F drawdown	20,292	–	–	–	–	–	20,292	–	20,292
Repurchase of SPV preferred interests in connection with Recapitalization(c)	–	–	–	–	–	–	–	(26,432)	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization(c)	(92,275)	4,138	–	67,460	–	–	(20,677)	–	(20,677)
Common stock issued	–	250	–	2,636	–	–	2,886	–	2,886
Purchase of common stock	–	–	(70)	–	–	–	(70)	–	(70)
Settlement of equity unit stock purchase contract	–	9	–	2,160	–	–	2,169	–	2,169
Net income attributable to AIG or other noncontrolling interests(a)	–	–	–	–	20,622	–	20,622	82	20,704
Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	–	–	–	–	–	–	–	74	74
Other comprehensive loss(b)	–	–	–	–	–	(2,483)	(2,483)	(119)	(2,602)
Deferred income taxes	–	–	–	2	–	–	2	–	2
Acquisition of noncontrolling interest	–	–	–	(164)	–	93	(71)	(489)	(560)
Net decrease due to deconsolidation	–	–	–	–	–	–	–	(123)	(123)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	120	120
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(128)	(128)
Other	–	1	1	10	–	–	12	(50)	(38)

Balance, December 31, 2011	$–	$4,766	$(942)	$80,459	$10,774	$6,481	$101,538	$855	$102,393

Common stock issued under stock plans	–	–	18	(15)	–	–	3	–	3
Purchase of common stock	–	–	(13,000)	–	–	–	(13,000)	–	(13,000)
Net income attributable to AIG or other noncontrolling interests(a)	–	–	–	–	3,438	–	3,438	40	3,478
Other comprehensive income (loss)(b)	–	–	–	–	–	6,093	6,093	(1)	6,092
Deferred income taxes	–	–	–	(9)	–	–	(9)	–	(9)
Net decrease due to deconsolidation	–	–	–	–	–	–	–	(27)	(27)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	80	80
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(167)	(167)
Other	–	–	–	(25)	(36)	–	(61)	(113)	(174)

Balance, December 31, 2012	$–	$4,766	$(13,924)	$80,410	$14,176	$12,574	$98,002	$667	$98,669

(a)      Excludes gains of $222 million, $552 million and $73 million in 2012, 2011 and 2010, respectively, attributable to redeemable noncontrolling interests and net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York of $0, $74 million and $1.8 billion in 2012, 2011 and 2010, respectively.

(b)      Excludes $4 million, $(2) million and $5 million attributable to redeemable noncontrolling interests for the year ended December 31, 2012, 2011 and 2010, respectively.

(c)      See Notes 18 and 25 to Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AIG 2012 Form 10-K

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31,
(in millions)	2012	2011	2010

Cash flows from operating activities:
Net income	$3,700	$21,330	$12,285
(Income) loss from discontinued operations	4,052	(1,790)	969

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(3,219)	(1,772)	(2,903)
Net (gains) losses on sales of divested businesses	2	74	(19,566)
Net losses on extinguishment of debt	9	2,847	104
Unrealized gains in earnings – net	(6,107)	(957)	(1,529)
Equity in income from equity method investments, net of dividends or distributions	(911)	(637)	(1,268)
Depreciation and other amortization	5,307	5,424	5,977
Amortization of costs and accrued interest and fees related to FRBNY Credit Facility	–	48	4,223
Impairments of assets	1,524	1,798	3,759
Changes in operating assets and liabilities:
General and life insurance reserves	(2,260)	(202)	8,705
Premiums and other receivables and payables – net	1,736	1,771	482
Reinsurance assets and funds held under reinsurance treaties	1,407	(1,103)	(3,510)
Capitalization of deferred policy acquisition costs	(5,613)	(5,429)	(5,933)
Current and deferred income taxes – net	1,122	(20,061)	6,052
Payment of FRBNY Credit Facility accrued compounded interest and fees	–	(6,363)	–
Other, net	(1)	(1,234)	(1,686)

Total adjustments	(7,004)	(25,796)	(7,093)

Net cash provided by (used in) operating activities – continuing operations	748	(6,256)	6,161
Net cash provided by operating activities – discontinued operations	2,928	6,175	10,436

Net cash provided by (used in) operating activities	3,676	(81)	16,597

Cash flows from investing activities:
Proceeds from (payments for)
Sales or distribution of:
Available for sale investments	39,818	43,961	56,211
Trading securities	17,814	9,867	6,363
Other invested assets	18,552	7,655	8,424
Divested businesses, net	–	587	21,760
Maturities of fixed maturity securities available for sale	21,449	20,062	14,609
Principal payments received on and sales of mortgage and other loans receivable	3,266	3,154	5,259
Purchases of:
Available for sale investments	(53,536)	(90,627)	(78,886)
Trading securities	(13,373)	(1,253)	(3,380)
Other invested assets	(4,463)	(6,023)	(7,579)
Mortgage and other loans receivable issued and purchased	(3,256)	(2,587)	(2,990)
Net change in restricted cash	695	27,202	(27,026)
Net change in short-term investments	(8,158)	18,799	(2,446)
Other, net	(526)	180	(167)

Net cash provided by investing activities – continuing operations	18,282	30,977	(9,848)
Net cash provided by (used in) investing activities – discontinued operations	(1,670)	5,471	(64)

Net cash provided by investing activities	16,612	36,448	(9,912)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	13,288	17,903	19,570
Policyholder contract withdrawals	(13,978)	(13,570)	(14,897)
FRBNY credit facility repayments	–	(14,622)	(23,178)
FRBNY credit facility borrowings	–	–	19,900
Issuance of long-term debt	4,844	3,190	3,342
Repayments of long-term debt	(7,276)	(9,486)	(7,986)
Proceeds from drawdown on the Department of the Treasury Commitment	–	20,292	2,199
Repayment of Department of the Treasury SPV Preferred Interests	(8,636)	(12,425)	–
Repayment of FRBNY SPV Preferred Interests	–	(26,432)	–
Issuance of Common Stock	–	5,055	–
Purchase of Common Stock	(13,000)	(70)	–
Acquisition of noncontrolling interest	(167)	(688)	–
Other, net	4,493	(277)	(5,967)

Net cash used in financing activities – continuing operations	(20,432)	(31,130)	(7,017)
Net cash used in financing activities – discontinued operations	(132)	(5,796)	(2,244)

Net cash used in financing activities	(20,564)	(36,926)	(9,261)

Effect of exchange rate changes on cash	16	29	39

Net decrease in cash	(260)	(530)	(2,537)
Cash at beginning of period	1,474	1,558	4,400
Reclassification to assets held for sale	(63)	446	(305)

Cash at end of period	$1,151	$1,474	$1,558

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior-year balances in connection with a change in accounting principle. In addition, changes were made to the presentation of the Consolidated Statement of Cash Flows to align presentation of changes in fair value of derivatives with changes in the administration of our derivatives portfolio.

AIG 2012 Form 10-K

Supplementary Disclosure of Consolidated Cash Flow Information

Years Ended December 31, (in millions)	2012	2011	2010

Cash paid during the period for:
Interest*	$4,037	$8,985	$5,166
Taxes	$447	$716	$1,002
Non-cash financing/investing activities:
Interest credited to policyholder contract deposits included in financing activities	$4,501	$4,750	$9,294
Exchange of equity units and extinguishment of junior subordinated debentures	$–	$–	$3,657
Exchange of junior subordinated debentures for senior notes	$–	$(2,392)	$–
Senior notes exchanged for junior subordinated debentures	$–	$1,843	$–
Non-cash consideration received from sale of ALICO	$–	$–	$9,041
Debt assumed on consolidation of variable interest entities	$–	$–	$2,591
Debt assumed on acquisition	$–	$299	$164

*         2011 includes payment of FRBNY credit facility accrued compounded interest of $4.7 billion, before the facility was terminated on January 14, 2011 in connection with the Recapitalization.

AIG 2012 Form 10-K

1. BASIS OF PRESENTATION

American International Group, Inc. is a leading international insurance organization serving customers in more than 130 countries. AIG companies serve commercial, institutional and individual customers through one of the most extensive worldwide property-casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange and the Tokyo Stock Exchange. Unless the context indicates otherwise, the terms "AIG," "we," "us" or "our" mean American International Group, Inc. and its consolidated subsidiaries and the term "AIG Parent" means American International Group, Inc. and not to any of its consolidated subsidiaries.

The consolidated financial statements include the accounts of AIG, our controlled subsidiaries (generally through a greater than 50 percent ownership of voting rights of a voting interest entity), and variable interest entities (VIEs) in which we are the primary beneficiary. Equity investments in corporate entities that we do not consolidate, but in which we hold 20 percent to 50 percent of the voting rights and investments in partnership and partnership-like entities for which we have more than minor influence over operating and financial policies, are accounted for under the equity method unless we have elected the fair value option.

Certain of our foreign subsidiaries included in the consolidated financial statements report on different annual fiscal period bases, in most cases ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries between such fiscal year end and December 31 for all periods presented has been recorded.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. We consider the accounting policies that are most dependent on the application of estimates and assumptions to be those relating to items considered by management in the determination of:

•
classification of International Lease Finance Corporation (ILFC) as held for sale;

•
insurance liabilities, including property and casualty and mortgage guaranty unpaid claims and claims adjustment expenses and future policy benefits for life and accident and health contracts;

•
income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset;

•
recoverability of assets including reinsurance assets;

•
estimated gross profits for investment-oriented products;

•
impairment charges, including other-than-temporary impairments of financial instruments and goodwill impairments;

•
liabilities for legal contingencies; and

•
fair value measurements of certain financial assets and liabilities.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

Prior Period Reclassifications and Segment Changes

Prior period amounts were reclassified to conform to the current period presentation. Significant items include:

•
Segment changes discussed in Note 3 herein.

AIG 2012 Form 10-K

•
Revisions attributable to discontinued operations presented in Note 4 herein.

•
Reclassified approximately $1.3 billion of income taxes from Accumulated other comprehensive income to Additional paid in capital as of January 1, 2010 to correct the presentation of components of Shareholders' Equity. These income taxes related to the creation in 2009 of special purpose vehicles that held our interests in AIA Group Ltd. (AIA) and American Life Insurance Company (ALICO). There was no effect on Total AIG shareholders' equity or on Total equity as a result of this reclassification.

•
Changes were made to the presentation within the Consolidated Statement of Operations to align the presentation of changes in the fair value of derivatives with changes in the administration of AIG's derivatives portfolio. Specifically, amounts attributable to derivative activity where AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP) executed transactions with third parties on behalf of AIG subsidiaries have been reclassified from Other income to Net realized capital gains (losses).

AIG 2012 Form 10-K

  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  Revenues and expenses:

  Premiums:    Premiums for short duration contracts are recorded as written on the inception date of the policy. Premiums are earned primarily on a pro rata basis over the term of the related coverage. Sales of extended services contracts are reflected as premiums and earned on a pro rata basis over the term of the related coverage. The reserve for unearned premiums includes the portion of premiums written relating to the unexpired terms of coverage. Reinsurance premiums under a reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contracts. As a result, the earning pattern of a reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies throughout a year.

  Reinsurance premiums ceded are recognized as a reduction in revenues over the period the reinsurance coverage is provided in proportion to the risks to which the premiums relate.

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

  Net investment income:    For a discussion of our policies on net investment income, see Note 7 herein.

  Net realized capital gains (losses):    For a discussion of our policies on net realized capital gains (losses), see Note 7 herein.

  Other income:    Other income includes unrealized gains and losses on derivatives, including unrealized market valuation gains and losses associated with the Global Capital Markets (GCM) super senior credit default swap (CDS) portfolio, as well as income from the Direct Investment book (DIB).

  Other income from the operations of the DIB and our Other Operations category consists of the following:

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

Policyholder benefits and claims incurred:    Incurred claims and claims adjustment expense for short duration insurance contracts consist of the estimated ultimate cost of settling claims incurred within the reporting period, including incurred but not reported claims, plus changes in estimates of current and prior period losses resulting from the continuous review process, which are charged to income as incurred. Benefits for long duration insurance

AIG 2012 Form 10-K

contracts consist of benefits paid and changes in future policy benefits liabilities. Benefits for universal life and investment-type products primarily consist of benefit payments made in excess of policy account balances except for certain contracts for which the fair value option was elected, for which benefits represent the entire change in fair value (including derivative gains and losses on related economic hedges).

Interest credited to policyholder account balances:    Represents interest on account-value-based policyholder deposits consisting of amounts credited on non-equity-indexed account values, accretion to the host contract for equity indexed products, and net amortization of sales inducements.

Amortization of deferred acquisition costs:    For a discussion of our accounting policies on amortization of deferred policy acquisition costs, see Note 10 herein.

(b)  Held-for-sale and discontinued operations:    For a discussion of our accounting policies on reporting a business as held for sale or as discontinued operations, see Note 4 herein.

(c)  Investments:

Fixed maturity and equity securities:    For a discussion of our accounting policies on classification, measurement and other-than-temporary impairment of fixed maturity and equity securities, see Note 7 herein.

Mortgage and other loans receivable – net:    For discussion of our policies on classification, measurement and the allowance for credit losses on mortgages and other loans receivable, see Note 8 herein.

Other invested assets:    For a discussion of our accounting policies on classification, measurement and other-than-temporary impairment of other invested assets, see Note 7 herein.

Short-term investments:    Short-term investments consist of interest-bearing cash equivalents, time deposits, securities purchased under agreements to resell, and investments, such as commercial paper, with original maturities within one year from the date of purchase.

For a discussion of our accounting policies on securities purchased under agreements to resell, see Note 7 herein.

(d)  Cash:    Cash represents cash on hand and non-interest bearing demand deposits.

(e)  Premiums and other receivables – net:    Premiums and other receivables includes premium balances receivable, amounts due from agents and brokers and insureds, trade receivables for the DIB and GCM and other receivables. Trade receivables for GCM include cash collateral posted to derivative counterparties that are not eligible to be netted against derivative liabilities. The allowance for doubtful accounts on premiums and other receivables was $619 million and $484 million at December 31, 2012 and 2011, respectively.

(f)  Reinsurance assets – net:    For a discussion about our accounting policies on reinsurance assets – net, see Note 9 herein.

(g)  Deferred policy acquisition costs (DAC):    For discussion of our accounting policies on deferred policy acquisition costs, see Note 10 herein.

(h)  Derivative assets and derivative liabilities, at fair value:    For discussion of our accounting policies on derivative assets and derivative liabilities, at fair value, see Note 12 herein.

(i)  Other assets:    Other assets consists of sales inducement assets, prepaid expenses, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, and restricted cash.

We offer sales inducements, which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Sales inducements provided to the contractholder are recognized as part of the liability for policyholders' contract deposits in the Consolidated Balance Sheet. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC (see Note 10 herein). To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest, and are higher than the contract's expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets totaled $517 million and $803 million at December 31, 2012 and 2011, respectively. The amortization expense associated

AIG 2012 Form 10-K

with these assets is reported within Interest Credited to Policyholder Account Balances in the Consolidated Statement of Operations. Such amortization expense totaled $162 million, $239 million and $146 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The cost of buildings and furniture and equipment is depreciated principally on a straight-line basis over their estimated useful lives (maximum of 40 years for buildings and 10 years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred; expenditures for improvements are capitalized and depreciated. We periodically assess the carrying value of our real estate for purposes of determining any asset impairment. Capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software, are capitalized and amortized using the straight-line method over a period generally not exceeding five years. Real estate, fixed assets and other long-lived assets are assessed for impairment when impairment indicators exist.

(j)  Goodwill:    Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. All of our goodwill was associated with and allocated to the AIG Property Casualty Commercial and Consumer segments at December 31, 2012.

The impairment assessment involves first assessing qualitative factors to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of the events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the impairment assessment involves a two-step process in which a quantitative assessment for potential impairment is performed. If potential impairment is present, the amount of impairment is measured (if any) and recorded. Impairment is tested at the reporting unit level.

If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we estimate the fair value of each reporting unit and compare the estimated fair value with the carrying amount of the reporting unit, including allocated goodwill. The estimate of a reporting unit's fair value may be based on one or a combination of approaches including market-based earnings multiples of the unit's peer companies, discounted expected future cash flows, external appraisals or, in the case of reporting units being considered for sale, third-party indications of fair value, if available. We consider one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test.

If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill associated with that reporting unit potentially is impaired. The amount of impairment, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill. The implied fair value of the goodwill is measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit's assets and liabilities in a hypothetical business combination. An impairment charge is recognized in earnings to the extent of the excess. AIG Property Casualty manages its assets on an aggregate basis and does not allocate its assets, other than goodwill, between its operating segments. Therefore, the carrying value of the reporting units was determined by allocating the carrying value of AIG Property Casualty to those units based upon an internal capital allocation model.

In connection with the announcement of the ILFC sale, discussed in Note 4, and management's determination that the reporting unit met the held-for-sale criteria, management tested the remaining goodwill of the reporting unit for impairment. Based on the results of the goodwill impairment test, we determined that all of the goodwill allocated to the reporting unit should be impaired and, accordingly, recognized a goodwill impairment charge in the fourth quarter of 2012.

At December 31, 2012, we performed our annual goodwill impairment test. Based on the results of the goodwill impairment test, we concluded that the remaining goodwill was not impaired.

AIG 2012 Form 10-K

The following table presents the changes in goodwill by reportable segment:

(in millions)	AIG Property Casualty	Aircraft Leasing	Other	Total

Balance at December 31, 2010:
Goodwill – gross	$2,529	$–	$2,281	$4,810
Accumulated impairments	(1,196)	–	(2,281)	(3,477)

Net goodwill	1,333	–	–	1,333

Increase (decrease) due to:
Acquisition	3	15	8	26
Other(a)	14	–	–	14

Balance at December 31, 2011:
Goodwill – gross	$2,546	$15	$2,289	$4,850
Accumulated impairments	(1,196)	–	(2,281)	(3,477)

Net goodwill	$1,350	$15	$8	$1,373

Increase (decrease) due to:
Acquisition	119	–	–	119
Other(a)	–	–	–	–
Goodwill impairment included in discontinued operations	–	(15)	(8)	(23)

Balance at December 31, 2012:
Goodwill – gross	$2,665	$–	$2,281	$4,946
Accumulated impairments	(1,196)	–	(2,281)	(3,477)

Net goodwill	$1,469	$–	$–	$1,469

(a)     Includes foreign exchange translation and purchase price adjustments.

(k)  Separate accounts:    Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise from any of our other businesses. The liabilities for these accounts are equal to the account assets.

(l)  Liability for unpaid claims and claims adjustment expense:    For discussion of our accounting policies on liability for unpaid claims and claims adjustment expense, see Note 13 herein.

(m)  Future policy benefits for life and accident and health insurance contracts and policyholder contract deposits:    For discussion of our accounting policies on future policy benefits and life and accident and health insurance contracts and policyholder contract deposits, see Note 13 herein. See Note 6 herein for additional fair value information.

(n)  Other policyholder funds:    Other policyholder funds are reported at cost and include any policyholder funds on deposit that encompass premium deposits and similar items.

(o)  Income taxes:    For a discussion of our accounting policies on income taxes, see Note 24 herein.

(p)  Other liabilities:    Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase and securities and spot commodities sold but not yet purchased. We have entered into certain insurance and reinsurance contracts, primarily in our AIG Property Casualty segment, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. Accordingly, the premiums received on such contracts, after deduction for certain related expenses, are recorded as deposits within Other liabilities in the Consolidated Balance Sheet. Net proceeds of these deposits are invested and generate Net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced. Also included in Other liabilities are trade payables for the DIB and GCM, which include option premiums received and payables to counterparties that relate to unrealized gains and losses on futures, forwards, and options and balances due to clearing brokers and exchanges. Trade payables for GCM also include cash collateral received from derivative counterparties that is not contractually nettable against derivative assets.

AIG 2012 Form 10-K

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

For further discussion of secured financing arrangements, see Note 7 herein.

(q)  Long-term debt:    For a discussion of our accounting policies on long-term debt, see Note 15 herein.

(r)  Contingent liabilities:    For a discussion of our accounting policies on contingent liabilities, see Note 16 herein.

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

(t)  Noncontrolling interests:    For discussion of our accounting policies on noncontrolling interests, see Note 18 herein.

(u)  Earnings (loss) per share:    For a discussion of our accounting policies on earnings (loss) per share, see Note 19 herein

Future Application of Accounting Standards

Testing Indefinite-Lived Intangible Assets for Impairment

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

The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. While early adoption was permitted, we adopted the standard on its required effective date of January 1, 2013. We do not expect adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities

In February 2013 the FASB issued guidance that clarifies the scope of transactions subject to disclosures about offsetting assets and liabilities. The guidance applies to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement.

The standard is effective for fiscal years and interim periods beginning on or after January 1, 2013, and will be applied retrospectively to all comparative periods presented. We do not expect adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

AIG 2012 Form 10-K

Presentation of Comprehensive Income

In February 2013 the FASB issued guidance on the presentation requirements for items reclassified out of accumulated other comprehensive income. We will be required to disclose the effect of significant items reclassified out of accumulated other comprehensive income on the respective line items of net income or provide a cross-reference to other disclosures currently required under U.S. GAAP for relevant items.

The standard is effective for annual and interim reporting periods beginning after December 15, 2012. We do not expect adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Accounting Standards Adopted During 2012

We adopted the following accounting standards on January 1, 2012

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued an accounting standard update that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as DAC. We adopted the standard retrospectively on January 1, 2012.

Deferred policy acquisition costs represent those costs that are incremental and directly related to the successful acquisition of new or renewal insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such costs generally include agent or broker commissions and bonuses, premium taxes, and medical and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable. We partially defer costs, including certain commissions, when we do not believe the entire cost is directly related to the acquisition or renewal of insurance contracts.

We also defer a portion of employee total compensation and payroll-related fringe benefits directly related to time spent performing specific acquisition or renewal activities, including costs associated with the time spent on underwriting, policy issuance and processing, and sales force contract selling. The amounts deferred are those that resulted in successful policy acquisition or renewal for each distribution channel and/or cost center from which the cost originates.

Advertising costs related to the issuance of insurance contracts that meet the direct-advertising criteria are deferred and amortized as part of DAC.

The method we use to amortize DAC for either short- or long-duration insurance contracts did not change as a result of the adoption of the standard.

The adoption of the standard resulted in a reduction to beginning of period retained earnings for the earliest period presented and a decrease in the amount of capitalized costs in connection with the acquisition or renewal of insurance contracts. Accordingly, we revised our historical financial statements and accompanying notes to the consolidated financial statements for the changes in DAC and associated changes in acquisition expenses and income taxes for affected entities and segments, including divested entities presented in continuing and discontinued operations.

AIG 2012 Form 10-K

The following table presents amounts previously reported as of December 31, 2011, to reflect the effect of the change due to the retrospective adoption of the standard, and the adjusted amounts that are reflected in our Consolidated Balance Sheet.

December 31, 2011 (in millions)	As Previously Reported	Effect of Change	As Currently Reported

Balance Sheet:
Deferred income taxes	$17,897	$1,718	$19,615
Deferred policy acquisition costs	14,026	(5,089)	8,937
Other assets	11,705	(42)	11,663

Total assets	556,467	(3,413)	553,054

Retained earnings	14,332	(3,558)	10,774
Accumulated other comprehensive income	6,336	145	6,481

Total AIG shareholders' equity	104,951	(3,413)	101,538

The following tables present amounts previously reported for the years ended December 31, 2011 and 2010 to reflect the effect of the change due to the retrospective adoption of the standard, and the adjusted amounts that are reflected in our Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

Year Ended December 31, 2011 (dollars in millions, except per share data)	As Previously Reported(a)	Effect of Change	As Currently Reported

Statement of Operations:
Total net realized capital gains	$681	$20	$701

Total revenues	59,792	20	59,812

Interest credited to policyholder account balances	4,446	21	4,467
Amortization of deferred acquisition costs	8,019	(2,533)	5,486
Other acquisition and other insurance expenses	6,091	2,367	8,458
Net (gain) loss on sale of properties and divested businesses	74	–	74

Total benefits, claims and expenses	59,840	(144)	59,696

Income (loss) from continuing operations before income tax benefit	(48)	164	116

Income tax benefit(b)	(17,696)	(1,728)	(19,424)

Income from continuing operations	17,648	1,892	19,540
Income from discontinued operations, net of income tax expense(c)	858	932	1,790

Net income	18,506	2,824	21,330

Net income attributable to AIG	17,798	2,824	20,622

Net income attributable to AIG common shareholders	16,986	2,824	19,810

Income per share attributable to AIG common shareholders:
Basic and diluted
Income from continuing operations	$8.98	$1.05	$10.03
Income from discontinued operations	$0.46	$0.52	$0.98

(a)     Includes $140 million in Total net realized capital gains attributable to the effect of the reclassification of certain derivative activity discussed in Note 1 herein. Also includes the effect of the reclassification of ILFC as discontinued operations.

(b)     Includes an adjustment to the deferred tax valuation allowance of $1.8 billion in the fourth quarter of 2011.

(c)     Represents the effect on the gain on sale of AIG Star and AIG Edison which were sold in first quarter of 2011.

AIG 2012 Form 10-K

Year Ended December 31, 2010 (dollars in millions, except per share data)	As Previously Reported(a)	Effect of Change	As Currently Reported

Statement of Operations:
Total net realized capital losses	$(727)	$11	$(716)

Total revenues	72,818	11	72,829

Interest credited to policyholder account balances	4,480	7	4,487
Amortization of deferred acquisition costs	9,134	(3,313)	5,821
Other acquisition and other insurance expenses	6,775	3,388	10,163
Net (gain) loss on sale of properties and divested businesses(b)	(17,767)	(1,799)	(19,566)

Total benefits, claims and expenses	54,301	(1,719)	52,582

Income from continuing operations before income tax expense	18,517	1,730	20,247

Income tax expense(c)	6,116	877	6,993

Income from continuing operations	12,401	853	13,254
Income (loss) from discontinued operations, net of income tax expense(d)	(2,388)	1,419	(969)

Net income	10,013	2,272	12,285

Net income attributable to AIG	7,786	2,272	10,058

Net income attributable to AIG common shareholders	1,583	463	2,046

Income (loss) per share attributable to AIG common shareholders:
Basic and diluted
Income from continuing operations	$15.23	$1.27	$16.50
Loss from discontinued operations	$(3.63)	$2.11	$(1.52)

(a)     Includes $783 million in Total net realized capital gains attributable to the effect of the reclassification of certain derivative activity discussed in Note 1 herein. Also includes the effect of the reclassification of ILFC as discontinued operations.

(b)     Represents the effect on the gain on sale of AIA ordinary shares, which were sold in the fourth quarter of 2010.

(c)     Includes the tax impact to the AIA gain adjustment of $1.0 billion in the fourth quarter of 2010.

(d)     Includes an adjustment to the after-tax gain on the sale of ALICO of $1.6 billion in the fourth quarter of 2010.

Adoption of the standard did not affect the previously reported totals for net cash flows provided by (used in) operating, investing, or financing activities, but did affect the following components of net cash flows provided by (used in) operating activities.

Year Ended December 31, 2011 (in millions)	As Previously Reported(a)	Effect of Change	As Currently Reported

Cash flows from operating activities:
Net income	$18,506	$2,824	$21,330
(Income) loss from discontinued operations	(858)	(932)	(1,790)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized gains in earnings – net	(937)	(20)	(957)
Depreciation and other amortization	7,935	(2,511)	5,424
Changes in operating assets and liabilities:
Capitalization of deferred policy acquisition costs	(7,796)	2,367	(5,429)
Current and deferred income taxes – net	(18,333)	(1,728)	(20,061)
Total adjustments	(23,904)	(1,892)	(25,796)

AIG 2012 Form 10-K

Year Ended December 31, 2010 (in millions)	As Previously Reported(a)	Effect of Change	As Currently Reported

Cash flows from operating activities:
Net income	$10,013	$2,272	$12,285
(Income) loss from discontinued operations	2,388	(1,419)	969

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of divested businesses	(17,767)	(1,799)	(19,566)
Unrealized gains in earnings – net	(1,509)	(20)	(1,529)
Depreciation and other amortization	8,488	(2,511)	5,977
Changes in operating assets and liabilities:
Capitalization of deferred policy acquisition costs	(8,300)	2,367	(5,933)
Current and deferred income taxes – net	7,780	(1,728)	6,052
Total adjustments	$(5,201)	$(1,892)	$(7,093)

(a)     Includes the effect of the reclassification of ILFC as discontinued operations.

For short-duration insurance contracts, starting in 2012, we elected to include anticipated investment income in our determination of whether the deferred policy acquisition costs are recoverable. We believe the inclusion of anticipated investment income in the recoverability analysis is a preferable accounting policy because it includes in the recoverability analysis the fact that there is a timing difference between when premiums are collected and in turn invested and when losses and related expenses are paid. This is considered a change in accounting principle that required retrospective application to all periods presented. Because we historically have not recorded any premium deficiency on our short-duration insurance contracts even without the inclusion of anticipated investment income, there were no changes to the historical financial statements for the change in accounting principle.

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

The guidance in the standard was required to be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. There are no repurchase agreements that continue to be accounted for as sales as of December 31, 2012.

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

The standard's fair value measurement and disclosure guidance applies to all companies that measure assets, liabilities, or instruments classified in shareholders' equity at fair value or provide fair value disclosures for items not recorded at fair value. The guidance clarifies existing guidance on the application of fair value measurements, changes certain principles or requirements for measuring fair value, and requires significant additional disclosures for

AIG 2012 Form 10-K

Level 3 valuation inputs. The new disclosure requirements were applied prospectively. The standard became effective beginning on January 1, 2012. The standard did not have any effect on our consolidated financial condition, results of operations or cash flows. See Note 6 for additional information related to fair value measurements.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standard that requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components, followed consecutively by a second statement that presents total other comprehensive income and its components. The standard became effective beginning January 1, 2012 with retrospective application required. The standard did not have any effect on our consolidated financial condition, results of operations or cash flows.

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting standard that amends the approach to testing goodwill for impairment. The standard simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative, two-step goodwill impairment test. The standard became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the standard did not have any effect on our consolidated financial condition, results of operations or cash flows.

Accounting Standards Adopted During 2011

In January 2010, the FASB issued an accounting standard that requires fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the rollforward of Level 3 activity. Also, this fair value guidance clarifies the disclosure requirements about the level of disaggregation and valuation techniques and inputs. This guidance became effective for us beginning on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements within the rollforward of Level 3 activity, which became effective for us beginning on January 1, 2011. See Note 6 for additional information related to fair value measurements.

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

In April 2011, the FASB issued an accounting standard that amends the guidance for a creditor's evaluation of whether a restructuring is a troubled debt restructuring and requires additional disclosures about a creditor's troubled debt restructuring activities. The standard clarifies the two criteria used to determine whether a modification or restructuring is a troubled debt restructuring: (i) whether the creditor has granted a concession and (ii) whether the debtor is experiencing financial difficulties.

The adoption of these standards did not have a material effect on our consolidated financial condition, results of operations or cash flows.

Accounting Standards Adopted During 2010

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

AIG 2012 Form 10-K

securities (e.g., commercial and residential mortgage-backed securities issued by securitization entities that wrote credit derivatives), are considered to be embedded derivatives that should be analyzed for potential bifurcation and separate accounting or, alternatively, for fair value accounting in connection with the application of the fair value option to the entire hybrid instrument.

The adoption of these standards did not have a material effect on our consolidated financial condition, results of operations or cash flows.

AIG 2012 Form 10-K

3. SEGMENT INFORMATION

Commencing in the third quarter of 2012, the Chartis segment was renamed AIG Property Casualty and the SunAmerica segment was renamed AIG Life and Retirement, although certain existing brands will continue to be used.

We report the results of our operations through two reportable segments: AIG Property Casualty and AIG Life and Retirement. We evaluate performance based on pre-tax income (loss), excluding results from discontinued operations, because we believe this provides more meaningful information on how our operations are performing. Prior to the fourth quarter of 2012, we also presented Aircraft Leasing as a reportable segment, which included the results of ILFC. As a result of the proposed transaction discussed in Note 4, Aircraft Leasing is no longer presented as a reportable segment and the operations of ILFC are presented as discontinued operations in all periods, and associated assets and liabilities have been classified as held-for-sale at December 31, 2012.

AIG Property Casualty – The AIG Property Casualty segment is presented as two operating segments – Commercial Insurance and Consumer Insurance in addition to an AIG Property Casualty Other category.

Our property and casualty operations are conducted through multiple-line companies writing substantially all commercial and consumer lines both domestically and abroad. AIG Property Casualty offers its products through a diverse, multi-channel distribution network that includes agents, wholesalers, global and local brokers, and direct-to-consumer platforms. Beginning in the third quarter of 2010, AIG Property Casualty includes the results of Fuji Fire & Marine Insurance Company Limited (Fuji), which writes primarily consumer lines in Japan. See Note 5 herein.

During 2012, to align financial reporting with the manner in which AIG's chief operating decision makers review the AIG Property Casualty businesses to assess performance and make decisions about resources to be allocated, certain products previously reported in Commercial Insurance were reclassified to Consumer Insurance. Also, certain environmental liability businesses were moved from Commercial Insurance to run-off operations included in the AIG Property Casualty Other category. Accordingly, all periods have been restated from previously reported segment information to reflect this change. These revisions did not affect the total AIG Property Casualty reportable segment results previously reported.

AIG Life and Retirement – The AIG Life and Retirement segment is presented as two operating segments – Life Insurance, which focuses on mortality and morbidity based protection products, and Retirement Services, which focuses on investment, retirement savings and income solutions.

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

Other Operations – Our Other operations include results from:

•
Mortgage Guaranty operations;

•
Global Capital Markets operations;

•
Direct Investment book results;

•
Retained Interests, which represents the fair value gains or losses, prior to their sale, on the AIA Group Limited. (AIA) ordinary shares retained following the AIA initial public offering the MetLife, Inc. (MetLife) securities that were received as consideration from the sale of American Life Insurance Company (ALICO), and the fair value gains or losses, prior to the Federal Reserve Bank of New York (FRBNY) liquidation of Maiden Lane III LLC (ML III) assets, on the retained interest in ML III;

•
Corporate & Other operations (after allocations to our business segments); and

•
Divested businesses that did not qualify for discontinued operations accounting.

AIG 2012 Form 10-K

The following table presents AIG's continuing operations by reportable segment:

(in millions)	Total Revenues	Other-than- temporary impairment charges(a)	Net (gain) loss on sale of properties and divested businesses	Interest Expense(b)	Depreciation and Amortization	Pre-tax Income from continuing operations

2012
AIG Property Casualty
Commercial Insurance	$23,609	$–	$–	$5	$2,735	$904
Consumer Insurance	14,403	–	–	4	2,121	292
Other	1,769	378	–	1	(1)	641

Total AIG Property Casualty	$39,781	$378	$–	$10	$4,855	$1,837

AIG Life and Retirement
Life Insurance	9,509	162	–	–	322	1,966
Retirement Services	7,258	562	–	–	(109)	1,814

Total AIG Life and Retirement	$16,767	$724	$–	$–	$213	$3,780

Other Operations
Mortgage Guaranty	867	–	–	–	44	15
Global Capital Markets	745	–	–	–	–	553
Direct Investment Book	2,024	60	–	369	(121)	1,632
Retained Interests	4,957	–	–	–	–	4,957
Corporate & Other	1,429	5	2	1,998	318	(3,262)
Consolidation and Elimination	(48)	–	–	(27)	–	4

Total Other Operations	$9,974	$65	$2	$2,340	$241	$3,899

AIG Consolidation and Elimination	(866)	–	–	(31)	(2)	(194)

Total AIG Consolidated	$65,656	$1,167	$2	$2,319	$5,307	$9,322

2011
AIG Property Casualty
Commercial Insurance	$25,016	$–	$–	$3	$2,864	$1,339
Consumer Insurance	14,109	–	–	4	1,836	(44)
Other	1,597	274	–	–	–	525

Total AIG Property Casualty	$40,722	$274	$–	$7	$4,700	$1,820

AIG Life and Retirement
Life Insurance	8,282	223	–	–	301	1,387
Retirement Services	7,033	754	–	–	390	1,569

Total AIG Life and Retirement	$15,315	$977	$–	$–	$691	$2,956

Other Operations
Mortgage Guaranty	944	–	–	–	44	(77)
Global Capital Markets	266	–	–	–	–	(7)
Direct Investment Book	1,004	25	–	367	(218)	622
Retained Interests	486	–	–	–	–	486
Corporate & Other	1,415	4	74	2,143	207	(5,727)
Consolidation and Elimination	(36)	–	–	(20)	–	–

Total Other Operations	$4,079	$29	$74	$2,490	$33	$(4,703)

AIG Consolidation and Elimination	(304)	–	–	(53)	–	43

Total AIG Consolidated	$59,812	$1,280	$74	$2,444	$5,424	$116

AIG 2012 Form 10-K

(in millions)	Total Revenues	Other-than- temporary impairment charges(a)	Net (gain) loss on sale of properties and divested businesses	Interest Expense(b)	Depreciation and Amortization	Pre-tax Income from continuing operations

2010
AIG Property Casualty
Commercial Insurance	$24,371	$–	$–	$1	$2,911	$305
Consumer Insurance	11,580	–	–	–	1,509	185
Other	1,256	577	(669)	–	2	(583)

Total AIG Property Casualty	$37,207	$577	$(669)	$1	$4,422	$(93)

AIG Life and Retirement
Life Insurance	8,334	409	–	–	433	1,441
Retirement Services	6,413	1,549	–	–	189	1,260

Total AIG Life and Retirement	$14,747	$1,958	$–	$–	$622	$2,701

Other Operations
Mortgage Guaranty	1,168	–	–	–	43	397
Global Capital Markets	532	2	–	3	4	193
Direct Investment Book	1,499	356	–	382	(317)	1,242
Retained Interests	1,819	–	–	–	–	1,819
Corporate & Other	2,631	30	(18,897)	6,551	342	11,436
Divested Businesses	13,811	116	–	4	861	2,435
Consolidation and Elimination	(55)	–	–	(59)	–	89

Total Other Operations	$21,405	$504	$(18,897)	$6,881	$933	$17,611

AIG Consolidation and Elimination	(530)	–	–	(140)	–	28

Total AIG Consolidated	$72,829	$3,039	$(19,566)	$6,742	$5,977	$20,247

(a)     Included in Total revenues presented above.

(b)     Interest expense for Other operations in 2010 includes amortization of prepaid commitment fee asset related to the FRBNY Credit Facility of $3.5 billion.

AIG 2012 Form 10-K

The following table presents AIG's year-end identifiable assets and capital expenditures by reportable segment:

	Year-end identifiable assets				Capital expenditures
(in millions)	2012		2011		2012		2011

AIG Property Casualty
Commercial Insurance	$	(a)	$	(a)	$	(a)	$	(a)
Consumer Insurance		(a)		(a)		(a)		(a)
Other		(a)		(a)		(a)		(a)

Total AIG Property Casualty		$178,733		$177,892		$321		$234

AIG Life and Retirement
Life Insurance		105,441		90,446		48		42
Retirement Services		177,002		177,627		12		33
Consolidation and Elimination		(6,769)		(9,610)		–		–

Total AIG Life and Retirement		$275,674		$258,463		$60		$75

Other Operations
Mortgage Guaranty		5,270		5,395		11		37
Global Capital Markets		7,050		12,620		–		–
Direct Investment Book		28,528		31,172		–		–
Retained Interests		–		15,086		–		–
Corporate & Other		87,021		99,085		680		618
Aircraft Leasing(b)		39,812		39,107		–		604
Consolidation and Elimination		23,431		27,153		–		–

Total Other Operations		$191,112		$229,618		$691		$1,259

AIG Consolidation and Elimination		(96,886)		(112,919)		–		–

Total Assets		$548,633		$553,054		$1,072		$1,568

(a)     AIG Property Casualty manages its assets on an aggregate basis and does not allocate its assets, other than goodwill, between its operating segments.

(b)     2012 includes Aircraft Leasing assets classified as assets held-for-sale on the Consolidated Balance Sheet.

The following table presents AIG Property Casualty operations by operating segment:

	Claims and claims adjustment expenses incurred			Underwriting expenses
(in millions)	2012	2011	2010	2012	2011	2010

Commercial Insurance	$16,696	$18,332	$18,814	$6,009	$5,345	$5,252
Consumer Insurance	8,498	8,900	6,745	5,613	5,253	4,650
Other	591	717	2,308	466	272	200

Total AIG Property Casualty	25,785	27,949	27,867	12,088	10,870	10,102

The following table presents AIG Life and Retirement operations by operating segment:

	Life Insurance			Retirement Services
(in millions)	2012	2011	2010	2012	2011	2010

Insurance-oriented products	$5,985	$5,813	$5,992	$–	$–	$–
Retirement savings products	3,524	2,469	2,335	6,410	6,006	6,150
Asset management revenues	–	–	7	848	1,027	263

Total revenues	9,509	8,282	8,334	7,258	7,033	6,413

AIG 2012 Form 10-K

The following table presents AIG's consolidated operations and long-lived assets by major geographic area:

	Total revenues(a)			Real estate and other fixed assets, net of accumulated depreciation
(in millions)	2012	2011	2010	2012	2011	2010

United States	$46,171	$40,002	$40,232	$1,391	$1,330	$1,896
Asia	7,635	6,834	19,084	516	591	557
Other Foreign	11,850	12,976	13,513	306	386	392

Consolidated	65,656	59,812	72,829	2,213	2,307	2,845

(a)     Revenues are generally reported according to the geographic location of the reporting unit.

AIG 2012 Form 10-K

4. DIVESTED BUSINESSES, HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

Divested Businesses

AIA Initial Public Offering and Subsequent Sales

On October 29, 2010, we completed an initial public offering (IPO) of 8.08 billion ordinary shares of AIA for aggregate gross proceeds of approximately $20.5 billion. Upon completion of the IPO, we owned 33 percent of the outstanding AIA ordinary shares. Accordingly, we deconsolidated AIA and recorded a pre-tax gain of $18.1 billion in 2010. During 2012, we sold our remaining AIA ordinary shares for aggregate gross proceeds of approximately $14.5 billion. As a result of these sales, we no longer held an interest in AIA as of December 31, 2012. Prior to the disposition, we accounted for our investment in AIA under the fair value option with gains and losses recorded in Net investment income. At December 31, 2011, the fair value of our retained interest in AIA was approximately $12.4 billion, and was included in Other invested assets.

The following table presents certain information relating to our sales of AIA ordinary shares:

(in billions, except share data)	Shares Sold	Gross Proceeds

Sales:
March 7, 2012	1,720,000,000	$6.0
September 11, 2012	591,866,000	2.0
December 20, 2012	1,648,903,201	6.5

Total Sales	3,960,769,201	$14.5

Held-For-Sale Classification

We report a business as held for sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on assets of a business after it is classified as held for sale. Assets and liabilities related to a business classified as held for sale are segregated in the Consolidated Balance Sheet in the period in which the business is classified as held for sale.

At December 31, 2012, held-for-sale assets and liabilities consisted of ILFC.

AIG 2012 Form 10-K

The following table summarizes the components of assets and liabilities held-for-sale on the Consolidated Balance Sheet as of December 31, 2012:

(in millions)	December 31, 2012

Assets:
Equity securities	$1
Mortgage and other loans receivable, net	117
Flight equipment primarily under operating leases, net of accumulated depreciation	34,468
Short-term investments	1,861
Cash	63
Premiums and other receivables, net of allowance	308
Other assets	1,864

Assets of businesses held for sale	38,682

Less: Loss Accrual	(6,717)

Total assets held for sale	$31,965

Liabilities:
Other liabilities	$3,043
Other long-term debt	24,323

Total liabilities held for sale	$27,366

Discontinued Operations

We report the results of operations of a business as discontinued operations if the business is classified as held for sale, the operations and cash flows of the business have been or will be eliminated from our ongoing operations as a result of a disposal transaction and we will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

The results of operations for the following businesses are presented as discontinued operations in our Consolidated Statement of Operations.

International Lease Finance Corporation Sale

On December 9, 2012, we entered into a definitive agreement with Jumbo Acquisition Limited for the sale of 80.1 percent of the common stock of ILFC for approximately $4.2 billion in cash. Jumbo Acquisition Limited may elect to purchase an additional 9.9 percent of the common stock of ILFC for $522.5 million (the Option) by the later of March 15, 2013 and ten days after approval of the ILFC Transaction and the Option by the Committee on Foreign Investment in the United States. We will retain a 19.9 percent ownership interest in ILFC, or a 10.0 percent ownership interest in ILFC, if the Option is exercised by Jumbo Acquisition Limited, in each case subject to dilution for management issuances (which, over time, would reduce our ownership interest by approximately one percentage point). The transaction is subject to required regulatory approvals and other customary closing conditions. We determined ILFC met the criteria at December 31, 2012 for held for sale and discontinued operations accounting and, consequently, we recorded a $4.4 billion after tax loss for the year ended December 31, 2012, which is reported in Income (loss) from discontinued operations in the Consolidated Statement of Operations. At the closing of the transaction, AIG will return $1.1 billion to ILFC in connection with the termination of intercompany arrangements between AIG and ILFC.

AIG 2012 Form 10-K

Nan Shan Sale

On January 12, 2011, we entered into an agreement to sell our 97.57 percent interest in Nan Shan Life Insurance Company, Ltd. (Nan Shan) to a Taiwan-based consortium. The transaction was consummated on August 18, 2011 for net proceeds of $2.15 billion in cash. We recorded a pre-tax loss of $1.0 billion for the year ended December 31, 2011 largely offsetting Nan Shan operating results for the period, which is reflected in Income (loss) from discontinued operations in the Consolidated Statement of Operations. The net proceeds from the transaction were used to pay down a portion of the liquidation preference of the Department of the Treasury's preferred interests (AIA SPV Preferred Interests) in the special purpose vehicle holding the proceeds of the AIA initial public offering (the AIA SPV).

AIG Star and AIG Edison Sale

On September 30, 2010, we entered into a definitive agreement with Prudential Financial, Inc. for the sale of our Japan-based insurance subsidiaries, AIG Star and AIG Edison, for total consideration of $4.8 billion, including the assumption of certain outstanding debt totaling $0.6 billion owed by AIG Star and AIG Edison. The transaction closed on February 1, 2011 and we recognized a pre-tax gain of $3.5 billion on the sale that is reflected in Income (loss) from discontinued operations in the Consolidated Statement of Operations. In connection with the sale, we recorded a goodwill impairment charge of $1.3 billion in the third quarter of 2010.

AGF Sale

On August 10, 2010, we entered into a definitive agreement to sell an 80 percent economic interest (84 percent voting interest) in AGF for $125 million. The AGF sale closed on November 30, 2010. Our voting ownership interest in AGF was reduced to approximately 16 percent, and we do not otherwise have significant continuing involvement with or significant continuing cash flows from AGF. We are carrying our retained investment in AGF of approximately $30 million as a cost method investment in Other invested assets. As a result of this transaction, we recorded a pre-tax loss of $1.7 billion in 2010. The components of the $1.7 billion charge consisted of the difference between (i) the sum of the fair value of the agreed consideration and our retained 20 percent economic interest and (ii) the net book value of the assets.

ALICO Sale

On March 7, 2010, AIG and the special purpose vehicle holding the proceeds of the sale of ALICO (ALICO SPV) entered into a definitive agreement with MetLife for the sale of ALICO by the ALICO SPV to MetLife, and the sale of Delaware American Life Insurance Company by AIG to MetLife, for consideration then valued at approximately $15.5 billion, consisting of $6.8 billion in cash and the remainder in equity securities of MetLife, subject to closing adjustments. The ALICO sale closed on November 1, 2010. We do not have any significant continuing involvement with or significant continuing cash flows from ALICO. The fair value of the consideration at closing was approximately $16.2 billion. At December 31, 2010, a total of $6.5 billion was included in common and preferred stock trading.

On the closing date, as consideration for the ALICO sale, the ALICO SPV received net cash consideration of $7.2 billion (which included an upward price adjustment of approximately $400 million pursuant to the terms of the ALICO stock purchase agreement), 78,239,712 shares of MetLife common stock, 6,857,000 shares of newly issued MetLife participating preferred stock convertible into 68,570,000 shares of MetLife common stock upon the approval of MetLife shareholders and 40,000,000 equity units of MetLife with an aggregate stated value of $3.2 billion. AIG recorded a pre-tax gain of $7.9 billion on the transaction in 2010.

As part of the Recapitalization, we used approximately $6.1 billion of the cash proceeds from the ALICO sale to pay down a portion of the liquidation preference of the SPV Preferred Interests.

ALICO, Nan Shan, AIG Star and AIG Edison previously were components of the Foreign Life Insurance & Retirement Services reportable segment and AGF previously was a component of the Financial Services reportable segment. Results from discontinued operations for 2011 and 2010 include the results of Nan Shan, AIG Star and AIG Edison through the date of disposition. Results from discontinued operations for 2010 also include the results of ALICO and AGF, which were sold during 2010. The results also include adjustments for guarantees and indemnifications related to these sold businesses.

AIG 2012 Form 10-K

See Note 16 herein for a discussion of guarantees and indemnifications associated with sales of businesses.

Certain other sales completed during 2011 and 2010 were not classified as discontinued operations because we continued to generate significant direct revenue-producing or cost-generating cash flows from the businesses or because associated assets, liabilities and results of operations were not material, individually or in the aggregate, to our consolidated financial position or results of operations.

The following table summarizes income (loss) from discontinued operations:

Years Ended December 31, (in millions)	2012	2011	2010

Revenues:
Premiums	$–	$5,012	$18,296
Net investment income	–	1,632	6,924
Net realized capital gains	1	834	158
Aircraft leasing revenue	4,504	4,508	4,749
Other income	(18)	(48)	1,697

Total revenues	4,487	11,938	31,824

Benefits, claims and expenses, excluding Aircraft leasing expenses*	1,596	7,910	30,458
Aircraft leasing expenses	2,587	3,876	4,050
Interest expense allocation	–	2	75

Income (loss) from discontinued operations	304	150	(2,759)

Gain (loss) on sale	(6,733)	2,338	5,389

Income (loss) from discontinued operations, before tax income tax expense (benefit)	(6,429)	2,488	2,630

Income tax expense (benefit)	(2,377)	698	3,599

Income (loss) from discontinued operations, net of income tax	$(4,052)	$1,790	$(969)

*        In 2010, includes goodwill impairment charges of $3.3 billion related to the sale of ALICO and $1.3 billion related to the sale of AIG Star and AIG Edison. In 2012, includes goodwill impairment charges of $23 million related to the ILFC Transaction. See Note 2 – Goodwill herein for further discussion.

Interest Expense Allocation

Interest expense allocated to discontinued operations gives effect to the provisions of the Recapitalization discussed in Note 25 for all periods presented. For this reason, an interest allocation to discontinued operations related to a portion of the ALICO and all the AGF proceeds was required.

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

AIG 2012 Form 10-K

5. BUSINESS COMBINATIONS

On March 31, 2010, through an AIG Property Casualty subsidiary, we purchased additional voting shares in Fuji, a publicly traded Japanese insurance company with property/casualty insurance operations and a life insurance subsidiary. The acquisition of the additional voting shares for $145 million increased AIG Property Casualty' total voting ownership interest in Fuji from 41.7 percent to 54.8 percent, which resulted in AIG Property Casualty obtaining control of Fuji. In connection with the acquisition, we recognized a bargain purchase gain of $332 million in the Consolidated Statement of Operations for the year ended December 31, 2010. The bargain purchase gain was primarily attributable to the depressed market value of Fuji's common stock, which we believe was the result of macroeconomic, capital market and regulatory factors in Japan coupled with Fuji's financial condition and results of operations. The acquisition was consistent with AIG Property Casualty's desire to increase its share in the substantial Japanese insurance market and to achieve cost savings from synergies.

In March 2011, AIG Property Casualty completed the acquisition of approximately 305 million shares of Fuji tendered in response to a public offer at an offer price of 146 Yen per share ($1.76 per share) for a purchase price of $538 million. In August 2011, AIG Property Casualty acquired the remaining outstanding voting shares of Fuji. As a result of these actions, AIG Property Casualty now owns 100 percent of Fuji.

The 2011 purchases were accounted for as equity transactions because we previously consolidated Fuji due to our controlling interest. Accordingly, the difference between the fair value of the total consideration paid of $560 million and the carrying value of the noncontrolling interest acquired of $489 million was recognized as a reduction of our equity in Fuji. There was no gain or loss recorded in the Consolidated Statement of Operations for the year ended December 31, 2011.

AIG 2012 Form 10-K

6. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

We carry certain of our financial instruments at fair value. We define the fair value of a financial instrument as the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions.

The degree of judgment used in measuring the fair value of financial instruments generally inversely correlates with the level of observable valuation inputs. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments for which no quoted prices are available have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction, liquidity and general market conditions.

Fair Value Hierarchy

Assets and liabilities recorded at fair value in the Consolidated Balance Sheet are measured and classified in accordance with a fair value hierarchy consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•
Level 1:  Fair value measurements that are quoted prices (unadjusted) in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. We do not adjust the quoted price for such instruments.

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

•
Level 3:  Fair value measurements based on valuation techniques that use significant inputs that are unobservable. Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability. Therefore, we must make certain assumptions as to the inputs a hypothetical market participant would use to value that asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Valuation Methodologies of Financial Instruments Measured at Fair Value

Incorporation of Credit Risk in Fair Value Measurements

•
Our Own Credit Risk.  Fair value measurements for certain liabilities incorporate our own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to us at the balance sheet date by reference to observable AIG CDS or cash bond spreads. A derivative counterparty's net credit exposure to us is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with us, as well as collateral we post with the counterparty at the balance sheet date. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates.

AIG 2012 Form 10-K

•
Counterparty Credit Risk.  Fair value measurements for freestanding derivatives incorporate counterparty credit by determining the explicit cost for us to protect against our net credit exposure to each counterparty at the balance sheet date by reference to observable counterparty CDS spreads, when available. When not available, other directly or indirectly observable credit spreads will be used to derive the best estimates of the counterparty spreads. Our net credit exposure to a counterparty is determined based on master netting agreements, which take into consideration all derivative positions with the counterparty, as well as collateral posted by the counterparty at the balance sheet date.

Fair values for fixed maturity securities based on observable market prices for identical or similar instruments implicitly incorporate counterparty credit risk. Fair values for fixed maturity securities based on internal models incorporate counterparty credit risk by using discount rates that take into consideration cash issuance spreads for similar instruments or other observable information.

The cost of credit protection is determined under a discounted present value approach considering the market levels for single name CDS spreads for each specific counterparty, the mid market value of the net exposure (reflecting the amount of protection required) and the weighted average life of the net exposure. CDS spreads are provided to us by an independent third party. We utilize an interest rate based on the benchmark London Interbank Offered Rate (LIBOR) curve to derive our discount rates.

While this approach does not explicitly consider all potential future behavior of the derivative transactions or potential future changes in valuation inputs, we believe this approach provides a reasonable estimate of the fair value of the assets and liabilities, including consideration of the impact of non-performance risk.

Fixed Maturity Securities – Trading and Available for Sale

Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure fixed maturity securities at fair value in our trading and available for sale portfolios. Market price data is generally obtained from dealer markets.

We employ independent third-party valuation service providers to gather, analyze, and interpret market information to derive fair value estimates for individual investments, based upon market-accepted methodologies and assumptions. The methodologies used by these independent third-party valuation services are reviewed and understood by management, through periodic discussion with and information provided by the valuation services. In addition, as discussed further below, control processes are applied to the fair values received from third-party valuation services to ensure the accuracy of these values.

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

We have control processes designed to ensure that the fair values received from third party valuation services are accurately recorded, that their data inputs and valuation techniques are appropriate and consistently applied and that the assumptions used appear reasonable and consistent with the objective of determining fair value. We assess the reasonableness of individual security values received from valuation service providers through various analytical techniques, and have procedures to escalate related questions internally and to the third party valuation services for resolution. To assess the degree of pricing consensus among various valuation services for specific asset types, we have conducted comparisons of prices received from available sources. We have used these comparisons to establish a hierarchy for the fair values received from third party valuation services to be used for particular security classes. We also validate prices for selected securities through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

AIG 2012 Form 10-K

When our third-party valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a price quote, which is generally non-binding, or by employing widely accepted valuation models. Broker prices may be based on an income approach, which converts expected future cash flows to a single present value amount, with specific consideration of inputs relevant to particular security types. For structured securities, such inputs may include ratings, collateral types, geographic concentrations, underlying loan vintages, loan delinquencies, and weighted average coupons and maturities. When the volume or level of market activity for a security is limited, certain inputs used to determine fair value may not be observable in the market. Broker prices may also be based on a market approach that considers recent transactions involving identical or similar securities. Fair values provided by brokers are subject to similar control processes to those noted above for fair values from third party valuation services, including management reviews. For those corporate debt instruments (for example, private placements) that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and non-transferability, and such adjustments generally are based on available market evidence. When observable price quotations are not available, fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. Fair values determined internally are also subject to management review to ensure that valuation models and related inputs are reasonable.

The methodology above is relevant for all fixed maturity securities including residential mortgage-backed securities (RMBS), commercial mortgage backed securities (CMBS), CDOs, other asset-backed securities (ABS) and fixed maturity securities issued by government sponsored entities and corporate entities.

Equity Securities Traded in Active Markets – Trading and Available for Sale

Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure at fair value marketable equity securities in our trading and available for sale portfolios or in Other invested assets. Market price data is generally obtained from exchange or dealer markets.

Mortgage and Other Loans Receivable

We estimate the fair value of mortgage and other loans receivable that are measured at fair value by using dealer quotations, discounted cash flow analyses and/or internal valuation models. The determination of fair value considers inputs such as interest rate, maturity, the borrower's creditworthiness, collateral, subordination, guarantees, past-due status, yield curves, credit curves, prepayment rates, market pricing for comparable loans and other relevant factors.

Other Invested Assets

We initially estimate the fair value of investments in certain hedge funds, private equity funds and other investment partnerships by reference to the transaction price. Subsequently, we generally obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are generally audited annually. We consider observable market data and perform certain control procedures to validate the appropriateness of using the net asset value as a fair value measurement. The fair values of other investments carried at fair value, such as direct private equity holdings, are initially determined based on transaction price and are subsequently estimated based on available evidence such as market transactions in similar instruments and other financing transactions of the issuer, with adjustments made to reflect illiquidity as appropriate.

Short-term Investments

For short-term investments that are measured at fair value, the carrying values of these assets approximate fair values because of the relatively short period of time between origination and expected realization, and their limited exposure to credit risk. Securities purchased under agreements to resell (reverse repurchase agreements) are generally treated as collateralized receivables. We report certain receivables arising from securities purchased under agreements to resell as Short-term investments in the Consolidated Balance Sheet. We use market-observable

AIG 2012 Form 10-K

interest rates for receivables measured at fair value. This methodology considers such factors as the coupon rate and yield curves.

Separate Account Assets

Separate account assets are composed primarily of registered and unregistered open-end mutual funds that generally trade daily and are measured at fair value in the manner discussed above for equity securities traded in active markets.

Freestanding Derivatives

Derivative assets and liabilities can be exchange-traded or traded over-the-counter (OTC). We generally value exchange-traded derivatives such as futures and options using quoted prices in active markets for identical derivatives at the balance sheet date.

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. When models are used, the selection of a particular model to value an OTC derivative depends on the contractual terms of, and specific risks inherent in the instrument, as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be corroborated by observable market data by correlation or other means, and model selection does not involve significant management judgment.

For certain OTC derivatives that trade in less liquid markets, where we generally do not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, the transaction price may provide the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so the model value at inception equals the transaction price. We will update valuation inputs in these models only when corroborated by evidence such as similar market transactions, third party pricing services and/or broker or dealer quotations, or other empirical market data. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

Embedded Policy Derivatives

Certain variable annuity and equity-indexed annuity and life contracts contain embedded policy derivatives that we bifurcate from the host contracts and account for separately at fair value, with changes in fair value recognized in earnings. We have concluded these contracts contain (i) written option guarantees on minimum accumulation value, (ii) a series of written options that guarantee withdrawals from the highest anniversary value within a specific period or for life, or (iii) equity-indexed written options that meet the criteria of derivatives that must be bifurcated.

The fair value of embedded policy derivatives contained in certain variable annuity and equity-indexed annuity and life contracts is measured based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. These cash flow estimates primarily include benefits and related fees assessed, when applicable, and incorporate expectations about policyholder behavior. Estimates of future policyholder behavior are subjective and based primarily on our historical experience.

With respect to embedded policy derivatives in our variable annuity contracts, because of the dynamic and complex nature of the expected cash flows, risk neutral valuations are used. Estimating the underlying cash flows for these products involves judgments regarding expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. With respect to embedded policy derivatives in our equity-indexed annuity and life contracts, option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest

AIG 2012 Form 10-K

rates, and determinations on adjusting the participation rate and the cap on equity-indexed credited rates in light of market conditions and policyholder behavior assumptions. These methodologies incorporate an explicit risk margin to take into consideration market participant estimates of projected cash flows and policyholder behavior.

We also incorporate our own risk of non-performance in the valuation of the embedded policy derivatives associated with variable annuity and equity-indexed annuity and life contracts. Historically, the expected cash flows were discounted using the interest rate swap curve (swap curve), which is commonly viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, LIBOR) leg of a related tenor. The swap curve was adjusted, as necessary, for anomalies between the swap curve and the U.S. Treasury yield curve. During the fourth quarter of 2010, we revised the non-performance risk adjustment to reflect a market participant's view of AIG Life and Retirement's claims paying ability. As a result, in 2010, we incorporated an additional spread to the swap curve used to value embedded policy derivatives, thereby reducing the fair value of the embedded derivative liabilities by $336 million, which was partially offset by $173 million of DAC amortization.

Super Senior Credit Default Swap Portfolio

We value CDS transactions written on the super senior risk layers of designated pools of debt securities or loans using internal valuation models, third-party price estimates and market indices. The principal market was determined to be the market in which super senior credit default swaps of this type and size would be transacted, or have been transacted, with the greatest volume or level of activity. We have determined that the principal market participants, therefore, would consist of other large financial institutions who participate in sophisticated over-the-counter derivatives markets. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices.

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

Our valuation methodologies for the super senior credit default swap portfolio have evolved over time in response to market conditions and the availability of market observable information. We have sought to calibrate the methodologies to available market information and to review the assumptions of the methodologies on a regular basis.

Regulatory capital portfolio:    In the case of credit default swaps written to facilitate regulatory capital relief, we estimate the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. We continue to reassess the expected maturity of the portfolio. There has been no requirement to make any payments as part of terminations of super senior regulatory capital CDSs initiated by counterparties. In assessing the fair value of the regulatory capital CDS transactions, we also consider other market data, to the extent relevant and available.

Multi-sector CDO portfolios:    We use a modified version of the Binomial Expansion Technique (BET) model to value our credit default swap portfolio written on super senior tranches of multi-sector CDOs of ABS. The BET model was developed in 1996 by a major rating agency to generate expected loss estimates for CDO tranches and derive a credit rating for those tranches, and remains widely used.

We have adapted the BET model to estimate the price of the super senior risk layer or tranche of the CDO. We modified the BET model to imply default probabilities from market prices for the underlying securities and not from rating agency assumptions. To generate the estimate, the model uses the price estimates for the securities comprising the portfolio of a CDO as an input and converts those estimates to credit spreads over current LIBOR-based interest rates. These credit spreads are used to determine implied probabilities of default and expected losses

AIG 2012 Form 10-K

on the underlying securities. This data is then aggregated and used to estimate the expected cash flows of the super senior tranche of the CDO.

Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 59 percent of the underlying securities used in the valuation at December 31, 2012. When a price for an individual security is not provided by a CDO collateral manager, we derive the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

The BET model also uses diversity scores, weighted average lives, recovery rates and discount rates. We employ a Monte Carlo simulation to assist in quantifying the effect on the valuation of the CDO of the unique aspects of the CDO's structure such as triggers that divert cash flows to the most senior part of the capital structure. The Monte Carlo simulation is used to determine whether an underlying security defaults in a given simulation scenario and, if it does, the security's implied random default time and expected loss. This information is used to project cash flow streams and to determine the expected losses of the portfolio.

In addition to calculating an estimate of the fair value of the super senior CDO security referenced in the credit default swaps using our internal model, we also consider the price estimates for the super senior CDO securities provided by third parties, including counterparties to these transactions, to validate the results of the model and to determine the best available estimate of fair value. In determining the fair value of the super senior CDO security referenced in the credit default swaps, we use a consistent process that considers all available pricing data points and eliminates the use of outlying data points. When pricing data points are within a reasonable range an averaging technique is applied.

Corporate debt/Collateralized loan obligation (CLO) portfolios:    In the case of credit default swaps written on portfolios of investment-grade corporate debt, we use a mathematical model that produces results that are closely aligned with prices received from third parties. This methodology uses the current market credit spreads of the names in the portfolios along with the base correlations implied by the current market prices of comparable tranches of the relevant market traded credit indices as inputs.

We estimate the fair value of our obligations resulting from credit default swaps written on CLOs to be equivalent to the par value less the current market value of the referenced obligation. Accordingly, the value is determined by obtaining third-party quotations on the underlying super senior tranches referenced under the credit default swap contract.

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

AIG 2012 Form 10-K

Long-Term Debt

The fair value of non-structured liabilities is generally determined by using market prices from exchange or dealer markets, when available, or discounting expected cash flows using the appropriate discount rate for the applicable maturity. We determine the fair value of structured liabilities and hybrid financial instruments (where performance is linked to structured interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. In addition, adjustments are made to the valuations of both non-structured and structured liabilities to reflect our own creditworthiness based on the methodology described under the caption "Incorporation of Credit Risk in Fair Value Measurements – Our Own Credit Risk" above.

Borrowings under obligations of Guaranteed Investment Agreements (GIAs), which are guaranteed by us, are recorded at fair value using discounted cash flow calculations based on interest rates currently being offered for similar contracts and our current market observable implicit credit spread rates with maturities consistent with those remaining for the contracts being valued. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed, vary by maturity and range up to 9.8 percent.

Other Liabilities

Other liabilities measured at fair value include certain securities sold under agreements to repurchase and certain securities and spot commodities sold but not yet purchased. Liabilities arising from securities sold under agreements to repurchase are generally treated as collateralized borrowings. We estimate the fair value of liabilities arising under these agreements by using market-observable interest rates. This methodology considers such factors as the coupon rate, yield curves and other relevant factors. Fair values for securities sold but not yet purchased are based on current market prices. Fair values of spot commodities sold but not yet purchased are based on current market prices of reference spot futures contracts traded on exchanges.

AIG 2012 Form 10-K

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$–	$3,483	$–	$–	$–	$3,483
Obligations of states, municipalities and political subdivisions	–	34,681	1,024	–	–	35,705
Non-U.S. governments	1,004	25,782	14	–	–	26,800
Corporate debt	–	149,625	1,487	–	–	151,112
RMBS	–	22,730	11,662	–	–	34,392
CMBS	–	5,010	5,124	–	–	10,134
CDO/ABS	–	3,492	4,841	–	–	8,333

Total bonds available for sale	1,004	244,803	24,152	–	–	269,959

Bond trading securities:
U.S. government and government sponsored entities	266	6,528	–	–	–	6,794
Obligations of states, municipalities and political subdivisions	–	–	–	–	–	–
Non-U.S. governments	–	2	–	–	–	2
Corporate debt	–	1,320	–	–	–	1,320
RMBS	–	1,331	396	–	–	1,727
CMBS	–	1,424	812	–	–	2,236
CDO/ABS	–	3,969	8,536	–	–	12,505

Total bond trading securities	266	14,574	9,744	–	–	24,584

Equity securities available for sale:
Common stock	3,002	3	24	–	–	3,029
Preferred stock	–	34	44	–	–	78
Mutual funds	83	22	–	–	–	105

Total equity securities available for sale	3,085	59	68	–	–	3,212

Equity securities trading	578	84	–	–	–	662
Mortgage and other loans receivable	–	134	–	–	–	134
Other invested assets	125	1,542	5,389	–	–	7,056
Derivative assets:
Interest rate contracts	2	5,521	956	–	–	6,479
Foreign exchange contracts	–	104	–	–	–	104
Equity contracts	104	63	54	–	–	221
Commodity contracts	–	144	1	–	–	145
Credit contracts	–	–	60	–	–	60
Other contracts	–	–	38	–	–	38
Counterparty netting and cash collateral	–	–	–	(2,467)	(909)	(3,376)

Total derivative assets	106	5,832	1,109	(2,467)	(909)	3,671

Short-term investments	285	7,771	–	–	–	8,056
Separate account assets	54,430	2,907	–	–	–	57,337
Other assets	–	696	–	–	–	696

Total	$59,879	$278,402	$40,462	$(2,467)	$(909)	$375,367

Liabilities:
Policyholder contract deposits	$–	$–	$1,257	$–	$–	$1,257
Derivative liabilities:
Interest rate contracts	–	5,582	224	–	–	5,806
Foreign exchange contracts	–	174	–	–	–	174
Equity contracts	–	114	7	–	–	121
Commodity contracts	–	146	–	–	–	146
Credit contracts(d)	–	–	2,051	–	–	2,051
Other contracts	–	6	200	–	–	206
Counterparty netting and cash collateral	–	–	–	(2,467)	(1,976)	(4,443)

Total derivative liabilities	–	6,022	2,482	(2,467)	(1,976)	4,061

Long-term debt(e)	–	7,711	344	–	–	8,055
Other liabilities	30	1,050	–	–	–	1,080

Total	$30	$14,783	$4,083	$(2,467)	$(1,976)	$14,453

AIG 2012 Form 10-K

December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$174	$5,904	$–	$–	$–	$6,078
Obligations of states, municipalities and political subdivisions	–	36,538	960	–	–	37,498
Non-U.S. governments	259	25,467	9	–	–	25,735
Corporate debt	–	142,883	1,935	–	–	144,818
RMBS	–	23,727	10,877	–	–	34,604
CMBS	–	3,991	3,955	–	–	7,946
CDO/ABS	–	3,082	4,220	–	–	7,302

Total bonds available for sale	433	241,592	21,956	–	–	263,981

Bond trading securities:
U.S. government and government sponsored entities	100	6,362	–	–	–	6,462
Obligations of states, municipalities and political subdivisions	–	257	–	–	–	257
Non-U.S. governments	–	35	–	–	–	35
Corporate debt	–	809	7	–	–	816
RMBS	–	1,345	303	–	–	1,648
CMBS	–	1,283	554	–	–	1,837
CDO/ABS	–	4,877	8,432	–	–	13,309

Total bond trading securities	100	14,968	9,296	–	–	24,364

Equity securities available for sale:
Common stock	3,294	70	57	–	–	3,421
Preferred stock	–	44	99	–	–	143
Mutual funds	55	5	–	–	–	60

Total equity securities available for sale	3,349	119	156	–	–	3,624

Equity securities trading	43	82	–	–	–	125
Mortgage and other loans receivable	–	106	1	–	–	107
Other invested assets(c)	12,549	1,709	6,618	–	–	20,876
Derivative assets:
Interest rate contracts	2	7,251	1,033	–	–	8,286
Foreign exchange contracts	–	143	2	–	–	145
Equity contracts	92	133	38	–	–	263
Commodity contracts	–	134	2	–	–	136
Credit contracts	–	–	89	–	–	89
Other contracts	29	462	250	–	–	741
Counterparty netting and cash collateral	–	–	–	(3,660)	(1,501)	(5,161)

Total derivative assets	123	8,123	1,414	(3,660)	(1,501)	4,499

Short-term investments	2,309	3,604	–	–	–	5,913
Separate account assets	48,502	2,886	–	–	–	51,388

Total	$67,408	$273,189	$39,441	$(3,660)	$(1,501)	$374,877

Liabilities:
Policyholder contract deposits	$–	$–	$918	$–	$–	$918
Derivative liabilities:
Interest rate contracts	–	6,661	248	–	–	6,909
Foreign exchange contracts	–	178	–	–	–	178
Equity contracts	–	198	10	–	–	208
Commodity contracts	–	146	–	–	–	146
Credit contracts(d)	–	4	3,362	–	–	3,366
Other contracts	–	155	217	–	–	372
Counterparty netting and cash collateral	–	–	–	(3,660)	(2,786)	(6,446)

Total derivative liabilities	–	7,342	3,837	(3,660)	(2,786)	4,733

Long-term debt(e)	–	10,258	508	–	–	10,766
Other liabilities	193	714	–	–	–	907

Total	$193	$18,314	$5,263	$(3,660)	$(2,786)	$17,324

(a)     Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)     Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $1.9 billion and $299 million, respectively, at December 31, 2012 and $1.8 billion and $100 million, respectively, at December 31, 2011.

(c)     Level 1 Other invested assets included $12.4 billion at December 31, 2011 of AIA ordinary shares publicly traded on the Hong Kong Stock Exchange.

(d)     Level 3 Credit contracts included the fair value derivative liability on the super senior credit default swap portfolio of $2.0 billion and $3.2 billion at December 31, 2012 and 2011, respectively.

(e)     Includes Guaranteed Investment Agreements (GIAs), notes, bonds, loans and mortgages payable.

AIG 2012 Form 10-K

Transfers of Level 1 and Level 2 Assets and Liabilities

Our policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the year ended December 31, 2012, we transferred $464 million of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the year ended December 31, 2012, we transferred $888 million of securities issued by the U.S. government and government-sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the year ended December 31, 2012.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during December 31, 2012 and 2011 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheet at December 31, 2012 and 2011:

(in millions)	Fair value Beginning of Year(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year

December 31, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$960	$48	$12	$84	$70	$(150)	$1,024	$–
Non-U.S. governments	9	1	(1)	1	4	–	14	–
Corporate debt	1,935	(44)	145	24	664	(1,237)	1,487	–
RMBS	10,877	522	2,121	(316)	952	(2,494)	11,662	–
CMBS	3,955	(135)	786	636	44	(162)	5,124	–
CDO/ABS	4,220	334	289	10	691	(703)	4,841	–

Total bonds available for sale	21,956	726	3,352	439	2,425	(4,746)	24,152	–

Bond trading securities:
Corporate debt	7	–	–	(7)	–	–	–	–
RMBS	303	76	2	(109)	128	(4)	396	42
CMBS	554	70	2	(159)	446	(101)	812	87
CDO/ABS	8,432	3,683	3	(3,968)	386	–	8,536	2,547

Total bond trading securities	9,296	3,829	7	(4,243)	960	(105)	9,744	2,676

Equity securities available for sale:
Common stock	57	22	(28)	(33)	6	–	24	–
Preferred stock	99	17	(35)	(36)	11	(12)	44	–

Total equity securities available for sale	156	39	(63)	(69)	17	(12)	68	–

Mortgage and other loans receivable	1	–	–	(1)	–	–	–	–
Other invested assets	6,618	(95)	290	(257)	1,204	(2,371)	5,389	–

Total	$38,027	$4,499	$3,586	$(4,131)	$4,606	$(7,234)	$39,353	$2,676

Liabilities:
Policyholder contract deposits	$(918)	$(275)	$(72)	$8	$–	$–	$(1,257)	$112
Derivative liabilities, net:
Interest rate contracts	785	(11)	–	(42)	–	–	732	56
Foreign exchange contracts	2	–	–	(2)	–	–	–	–
Equity contracts	28	10	–	12	(3)	–	47	(10)
Commodity contracts	2	5	–	(6)	–	–	1	(6)
Credit contracts	(3,273)	638	–	644	–	–	(1,991)	(1,172)
Other contracts	33	(76)	(18)	15	(116)	–	(162)	46

Total derivative liabilities, net	(2,423)	566	(18)	621	(119)	–	(1,373)	(1,086)

Long-term debt(b)	(508)	(411)	(77)	242	(14)	424	(344)	105

Total	$(3,849)	$(120)	$(167)	$871	$(133)	$424	$(2,974)	$(869)

AIG 2012 Form 10-K

(in millions)	Fair value Beginning of Year(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year

December 31, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$609	$2	$112	$296	$17	$(76)	$960	$–
Non-U.S. governments	5	–	–	5	–	(1)	9	–
Corporate debt	2,262	11	(25)	171	2,480	(2,964)	1,935	–
RMBS	6,367	(50)	288	3,232	1,093	(53)	10,877	–
CMBS	3,604	(100)	239	207	134	(129)	3,955	–
CDO/ABS	4,241	73	142	(432)	852	(656)	4,220	–

Total bonds available for sale	17,088	(64)	756	3,479	4,576	(3,879)	21,956	–

Bond trading securities:
Corporate debt	–	–	–	(11)	18	–	7	1
RMBS	91	(27)	–	239	–	–	303	(28)
CMBS	506	92	–	(95)	292	(241)	554	87
CDO/ABS	9,431	(660)	–	(323)	48	(64)	8,432	(677)

Total bond trading securities	10,028	(595)	–	(190)	358	(305)	9,296	(617)

Equity securities available for sale:
Common stock	61	28	(4)	(40)	18	(6)	57	–
Preferred stock	64	(1)	32	(1)	5	–	99	–
Mutual funds	–	–	–	(6)	6	–	–	–

Total equity securities available for sale	125	27	28	(47)	29	(6)	156	–

Equity securities trading	1	–	–	(1)	–	–	–	–
Mortgage and other loans receivable	–	–	–	1	–	–	1	–
Other invested assets	7,414	(10)	139	(739)	251	(437)	6,618	2

Total	$34,656	$(642)	$923	$2,503	$5,214	$(4,627)	$38,027	$(615)

Liabilities:
Policyholder contract deposits	$(445)	$(429)	$–	$(44)	$–	$–	$(918)	$508
Derivative liabilities, net:
Interest rate contracts	732	46	–	(2)	30	(21)	785	(90)
Foreign exchange contracts	16	(11)	–	(5)	2	–	2	1
Equity contracts	22	(16)	–	41	(7)	(12)	28	(15)
Commodity contracts	23	1	–	(22)	–	–	2	(1)
Credit contracts	(3,798)	332	–	193	–	–	(3,273)	493
Other contracts	(112)	(14)	(51)	74	(30)	166	33	(98)

Total derivatives liabilities, net	(3,117)	338	(51)	279	(5)	133	(2,423)	290

Long-term debt(b)	(982)	(60)	–	555	(21)	–	(508)	(135)

Total	$(4,544)	$(151)	$(51)	$790	$(26)	$133	$(3,849)	$663

(a)     Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b)     Includes GIAs, notes, bonds, loans and mortgages payable.

Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Consolidated Statement of Operations as follows:

(in millions)	Net Investment Income	Net Realized Capital Gains (Losses)	Other Income	Total

December 31, 2012
Bonds available for sale	$906	$(395)	$215	$726
Bond trading securities	3,303	–	526	3,829
Equity securities	–	39	–	39
Other invested assets	54	(210)	61	(95)
Policyholder contract deposits	–	(275)	–	(275)
Derivative liabilities, net	3	26	537	566
Other long-term debt	–	–	(411)	(411)

December 31, 2011
Bonds available for sale	$638	$(717)	$15	$(64)
Bond trading securities	(634)	4	35	(595)
Equity securities	–	27	–	27
Other invested assets	23	(84)	51	(10)
Policyholder contract deposits	–	(499)	70	(429)
Derivative liabilities, net	2	13	323	338
Other long-term debt	–	–	(60)	(60)

AIG 2012 Form 10-K

The following table presents the gross components of purchases, sales, issues and settlements, net, shown above:

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issues and Settlements, Net(a)

December 31, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$477	$(219)	$(174)	$84
Non-U.S. governments	5	(3)	(1)	1
Corporate debt	283	(75)	(184)	24
RMBS	2,308	(723)	(1,901)	(316)
CMBS	1,137	(318)	(183)	636
CDO/ABS	1,120	(4)	(1,106)	10

Total bonds available for sale	5,330	(1,342)	(3,549)	439

Bond trading securities:
Corporate debt	–	–	(7)	(7)
RMBS	–	(45)	(64)	(109)
CMBS	225	(106)	(278)	(159)
CDO/ABS(b)	7,382	(21)	(11,329)	(3,968)

Total bond trading securities	7,607	(172)	(11,678)	(4,243)

Equity securities	67	(56)	(80)	(69)
Mortgage and other loans receivable	–	–	(1)	(1)
Other invested assets	900	(100)	(1,057)	(257)

Total assets	$13,904	$(1,670)	$(16,365)	$(4,131)

Liabilities:
Policyholder contract deposits	$–	$(25)	$33	$8
Derivative liabilities, net	11	(2)	612	621
Other long-term debt(c)	–	–	242	242

Total liabilities	$11	$(27)	$887	$871

December 31, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$305	$(4)	$(5)	$296
Non-U.S. governments	4	(2)	3	5
Corporate debt	497	(27)	(299)	171
RMBS	4,932	(205)	(1,495)	3,232
CMBS	470	(34)	(229)	207
CDO/ABS	1,067	(1)	(1,498)	(432)

Total bonds available for sale	7,275	(273)	(3,523)	3,479

Bond trading securities:
Corporate debt	–	–	(11)	(11)
RMBS	305	(1)	(65)	239
CMBS	221	(207)	(109)	(95)
CDO/ABS	331	(304)	(350)	(323)

Total bond trading securities	857	(512)	(535)	(190)

Equity securities	–	(31)	(17)	(48)
Mortgage and other loans receivable	–	–	1	1
Other invested assets	718	(296)	(1,161)	(739)

Total assets	$8,850	$(1,112)	$(5,235)	$2,503

Liabilities:
Policyholder contract deposits	$–	$(70)	$26	$(44)
Derivative liabilities, net	43	–	236	279
Other long-term debt(c)	–	–	555	555

Total liabilities	$43	$(70)	$817	$790

(a)     There were no issuances during year ended December 31, 2012.

(b)     Includes $7.1 billion of securities purchased through the FRBNY's auction of ML III assets.

(c)     Includes GIAs, notes, bonds, loans and mortgages payable.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2012 and 2011 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

AIG 2012 Form 10-K

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above excludes $143 million of net losses related to assets and liabilities transferred into Level 3 during 2012, and includes $92 million of net gains related to assets and liabilities transferred out of Level 3 during 2012.

Transfers of Level 3 Assets

During the year ended December 31, 2012, transfers into Level 3 assets included certain RMBS, CMBS, CDO/ABS, private placement corporate debt and certain private equity funds and hedge funds. Transfers of certain RMBS and certain CDO/ABS into Level 3 assets were related to decreased observations of market transactions and price information for those securities. The transfers of investments in certain other RMBS and CMBS into Level 3 assets were due to a decrease in market transparency, downward credit migration and an overall increase in price disparity for certain individual security types. Transfers of private placement corporate debt and certain other ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. Certain private equity fund and hedge fund investments were also transferred into Level 3 due to these investments being carried at fair value and no longer being accounted for using the equity method of accounting, consistent with the changes to our ownership and the lack of ability to exercise more than minor influence over the respective investments. Other hedge fund investments were transferred into Level 3 as a result of limited market activity due to fund-imposed redemption restrictions.

Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable or a long-term interest rate significant to a valuation becoming short-term and thus observable. In addition, transfers out of Level 3 assets also occur when investments are no longer carried at fair value as the result of a change in the applicable accounting methodology, given changes in the nature and extent of our ownership interest. During the year ended December 31, 2012, transfers out of Level 3 assets primarily related to certain RMBS, CMBS, ABS, investments in private placement corporate debt and private equity funds and hedge funds. Transfers of certain RMBS out of Level 3 assets were based on consideration of the market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of investments in certain CMBS out of Level 3 were due to an increase in market transparency, positive credit migration and an overall improvement in price comparability for certain individual security types. Transfers of ABS and private placement corporate debt out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market. The removal of fund-imposed redemption restrictions, as well as certain fund investments becoming subject to the equity method of accounting based on our level of influence over the respective investments, resulted in the transfer of certain hedge fund and private equity fund investments out of Level 3.

Transfers of Level 3 Liabilities

Because we present carrying values of our derivative positions on a net basis in the table above, transfers into Level 3 liabilities for the year ended December 31, 2012 primarily related to certain derivative assets transferred out of Level 3 because of the presence of observable inputs on certain forward commitments and options. During the year ended December 31, 2012, certain notes payable were transferred out of Level 3 liabilities because input parameters for the pricing of these liabilities became more observable as a result of market movements and portfolio aging. There were no significant transfers of derivative liabilities out of Level 3 for the year ended December 31, 2012.

We use various hedging techniques to manage risks associated with certain positions, including those classified within Level 3. Such techniques may include the purchase or sale of financial instruments that are classified within Level 1 and/or Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities classified within Level 3 presented in the table above do not reflect the related realized or unrealized gains (losses) on hedging instruments that are classified within Level 1 and/or Level 2.

AIG 2012 Form 10-K

Quantitative Information about Level 3 Fair Value Measurements

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments, and includes only those instruments for which information about the inputs is reasonably available to us, such as data from pricing vendors and from internal valuation models. Because input information with respect to certain Level 3 instruments may not be reasonably available to us, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

(in millions)	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input(a)	Range (Weighted Average )(a)

Assets:
Corporate debt	$775	Discounted cash flow	Yield(b)	0.08% - 6.55% (3.31%)
RMBS	10,650	Discounted cash flow	Constant prepayment rate(c)	0.00% - 10.76% (5.03%)
			Loss severity(c)	43.70% - 78.72% (61.21%)
			Constant default rate(c)	4.21% - 13.30% (8.75%)
			Yield(c)	2.23% - 9.42% (5.82%)
Certain CDO/ABS(d)	7,844	Discounted cash flow	Constant prepayment rate(c)	0.00% - 32.25% (11.82%)
			Loss severity(c)	0.00% - 29.38% (6.36%)
			Constant default rate(c)	0.00% - 4.05% (1.18%)
			Yield(c)	5.41% - 10.67% (8.04%)
Commercial mortgage backed securities	3,251	Discounted cash flow	Yield(b)	0.00% - 19.95% (7.76%)
CDO/ABS – Direct		Binomial Expansion	Recovery rate(b)	3% - 63% (27%)
Investment Book	1,205	Technique (BET)	Diversity score(b)	4 - 44 (13)
			Weighted average life(b)	1.27 - 9.11 years (4.91 years)

Liabilities:
Policyholder contract deposits – GMWB	1,257	Discounted cash flow	Equity implied volatility(b)	6.0% - 39.0%
			Base lapse rates(b)	1.00% - 40.0%
			Dynamic lapse rates(b)	0.2% - 60.0%
			Mortality rates(b)	0.5% - 40.0%
			Utilization rates(b)	0.5% - 25.0%
Derivative Liabilities – Credit contracts	1,436	BET	Recovery rates(b)	3% - 37% (17%)
			Diversity score(b)	9 - 38 (14)
			Weighted average life(b)	5.10 - 8.45 years (5.75 years)

(a)     The unobservable inputs and ranges for the constant prepayment rate, loss severity and constant default rate relate to each of the individual underlying mortgage loans that comprise the entire portfolio of securities in the RMBS and CDO securitization vehicles and not necessarily to the securitization vehicle bonds (tranches) purchased by us. The ranges of these inputs do not directly correlate to changes in the fair values of the tranches purchased by us because there are other factors relevant to the specific tranches owned by us including, but not limited to, purchase price, position in the waterfall, senior versus subordinated position and attachment points.

(b)     Represents discount rates, estimates and assumptions that we believe would be used by market participants when valuing these assets and liabilities.

(c)     Information received from independent third-party valuation service providers.

(d)     Yield was the only input available for $6.6 billion of total fair value at December 31, 2012.

The ranges of reported inputs for Corporate debt, RMBS, CDO/ABS, and CMBS valued using a discounted cash flow technique consist of plus/minus one standard deviation in either direction from the value-weighted average. The preceding table does not give effect to our risk management practices that might offset risks inherent in these investments.

AIG 2012 Form 10-K

Sensitivity to Changes in Unobservable Inputs

We consider unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset or liability. Relevant inputs vary depending on the nature of the instrument being measured at fair value. The following is a general description of sensitivities of significant unobservable inputs along with interrelationships between and among the significant unobservable inputs and their impact on the fair value measurements. The effect of a change in a particular assumption in the sensitivity analysis below is considered independently of changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on the inputs discussed below. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below. For each of the individual relationships described below, the inverse relationship would also generally apply.

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

RMBS and Certain CDO/ABS

The significant unobservable inputs used in fair value measurements of RMBS and certain CDO/ABS valued by third-party valuation service providers are constant prepayment rates (CPR), constant default rates (CDR), loss severity, and yield. A change in the assumptions used for the probability of default will generally be accompanied by a corresponding change in the assumption used for the loss severity and an inverse change in the assumption used for prepayment rates. In general, increases in yield, CPR, CDR, and loss severity, in isolation, would result in a decrease in the fair value measurement. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship between the directional change of each input is not usually linear.

CMBS

The significant unobservable input used in fair value measurements for CMBS is the yield. Prepayment assumptions for each mortgage pool are factored into the yield. CMBS generally feature a lower degree of prepayment risk than RMBS because commercial mortgages generally contain a penalty for prepayment. In general, increases in the yield would decrease the fair value of CMBS.

CDO/ABS – Direct Investment book

The significant unobservable inputs used for certain CDO/ABS securities valued using the BET are recovery rates, diversity score, and the weighted average life of the portfolio. An increase in recovery rates and diversity score will have a directionally similar corresponding impact on the fair value of the portfolio. An increase in the weighted average life will decrease the fair value.

Policyholder contract deposits

The significant unobservable inputs used for embedded derivatives in policyholder contract deposits measured at fair value, mainly guaranteed minimum withdrawal benefits (GMWB) for variable annuity products, are equity volatility, mortality rates, lapse rates and utilization rates. Mortality, lapse and utilization rates may vary significantly depending

AIG 2012 Form 10-K

upon age groups and duration. In general, increases in volatility and utilization rates will increase the fair value, while increases in lapse rates and mortality rates will decrease the fair value of the liability associated with the GMWB.

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

The following table includes information related to our investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring basis, we use the net asset value per share as a practical expedient to measure fair value.

		December 31, 2012		December 31, 2011
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using Net Asset Value Per Share (or its equivalent)	Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,549	$659	$3,185	$945
Non-U.S.	Investments that focus primarily on Asian and European based buyouts, expansion capital, special situations, turnarounds, venture capital, mezzanine and distressed opportunities strategies	179	25	165	57
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	163	16	316	39
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled	87	21	182	42
Other	Real estate, energy, multi-strategy, mezzanine, and industry-focused strategies	255	152	252	98

Total private equity funds		3,233	873	4,100	1,181

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	747	2	774	2
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,091	–	927	–
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	238	–	173	–
Distressed	Securities of companies that are already in default, under bankruptcy protection or troubled	316	–	272	10
Other	Non-U.S. companies, futures and commodities, relative value, and multi-strategy and industry-focused strategies	416	–	627	–

Total hedge funds		2,808	2	2,773	12

Total		$6,041	$875	$6,873	$1,193

AIG 2012 Form 10-K

Private equity fund investments included above are not redeemable, as distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager's discretion, typically in one or two-year increments. At December 31, 2012, assuming average original expected lives of 10 years for the funds, 41 percent of the total fair value using net asset value or its equivalent above would have expected remaining lives of less than three years, 56 percent between three and seven years and 3 percent between seven and 10 years.

At December 31, 2012, hedge fund investments included above are redeemable monthly (15 percent), quarterly (34 percent), semi-annually (28 percent) and annually (23 percent), with redemption notices ranging from one day to 180 days. More than 69 percent of these hedge fund investments require redemption notices of less than 90 days. Investments representing approximately 74 percent of the value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various restrictions. The majority of these restrictions have pre-defined end dates and are generally expected to be lifted by the end of 2015. The restrictions that do not have stated end dates were primarily put in place prior to 2009. The partial restrictions relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

Fair Value Option

Under the fair value option, we may elect to measure at fair value financial assets and financial liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings. We elect the fair value option for certain hybrid securities given the complexity of bifurcating the economic components associated with the embedded derivatives. Refer to Note 12 for additional information related to embedded derivatives.

Additionally, beginning in the third quarter of 2012 we elected the fair value option for investments in certain private equity funds, hedge funds and other alternative investments when such investments are eligible for this election. We believe this measurement basis is consistent with the applicable accounting guidance used by the respective investment company funds themselves. Refer to Note 7 herein for additional information.

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss)
Years Ended December 31, (in millions)
	2012	2011	2010

Assets:
Mortgage and other loans receivable	$47	$11	$53
Bonds and equity securities	2,339	1,273	2,060
Trading – ML II interest	246	42	513
Trading – ML III interest	2,888	(646)	1,792
Retained interest in AIA	2,069	1,289	(638)
Other, including Short-term investments	56	35	(39)

Liabilities:
Policyholder contract deposits	–	–	(320)
Long-term debt(a)	(681)	(966)	(1,595)
Other liabilities	(33)	(67)	(8)

Total gain(b)	$6,931	$971	$1,818

(a)     Includes GIAs, notes, bonds, loans and mortgages payable.

(b)     Excludes discontinued operation gains or losses on instruments that were required to be carried at fair value. For instruments required to be carried at fair value, we recognized gains of $586 million, $1.3 billion and $4.9 billion for the years ended 2012, 2011 and 2010, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected.

Interest income and dividend income on assets elected under the fair value option are recognized and included in Net Investment Income in the Consolidated Statement of Operations with the exception of DIB-related activity, which is included in Other income. Interest on liabilities for which we elected the fair value option is recognized in interest expense in the Consolidated Statement of Operations. See Note 7 herein for additional information about our policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

AIG 2012 Form 10-K

During 2012, 2011 and 2010, we recognized losses of $641 million, gains of $420 million and losses of $779 million, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings for which the fair value option was elected:

	December 31, 2012			December 31, 2011
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$134	$141	$(7)	$107	$150	$(43)
Liabilities:
Long-term debt*	$8,055	$5,705	$2,350	$10,766	$8,624	$2,142

*         Includes GIAs, notes, bonds, loans and mortgages payable.

There were no mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due or in non-accrual status at December 31, 2012 and 2011.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, life settlement contracts, collateral securing foreclosed loans and real estate and other fixed assets, goodwill and other intangible assets. See Note 7 herein for additional information about how we test various asset classes for impairment.

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2012	2011	2010

December 31, 2012
Investment real estate	$–	$–	$–	$–	$–	$18	$604
Other investments	–	–	2,062	2,062	460	639	323
Aircraft(a)	–	–	–	–	–	1,693	1,614
Other assets	–	3	18	21	11	3	5

Total	$–	$3	$2,080	$2,083	$471	$2,353	$2,546

December 31, 2011
Investment real estate	$–	$–	$457	$457
Other investments	–	–	2,199	2,199
Aircraft(b)	–	–	1,683	1,683
Other assets	–	–	4	4

Total	$–	$–	$4,343	$4,343

(a)     See Note 4 for a discussion on the ILFC Transaction.

(b)     Fair value of Aircraft includes aircraft impairment charges.

AIG 2012 Form 10-K

Fair Value Information about Financial Instruments Not Measured at Fair Value

Information regarding the estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts and lease contracts) is discussed below:

  •
  Mortgage and other loans receivable:  Fair values of loans on real estate and other loans receivable were estimated for disclosure purposes using discounted cash flow calculations based upon discount rates that we believe market participants would use in determining the price that they would pay for such assets. For certain loans, our current incremental lending rates for similar types of loans is used as the discount rate, as we believe that this rate approximates the rates that market participants would use. The fair values of policy loans are generally estimated based on unpaid principal amount as of each reporting date or, in some cases, based on the present value of the loans using a discounted cash flow model. No consideration is given to credit risk as policy loans are effectively collateralized by the cash surrender value of the policies.

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

  •
  Policyholder contract deposits associated with investment-type contracts:  Fair values for policyholder contract deposits associated with investment-type contracts not accounted for at fair value were estimated using discounted cash flow calculations based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. Where no similar contracts are being offered, the discount rate is the appropriate tenor swap rate (if available) or current risk-free interest rate consistent with the currency in which the cash flows are denominated.

  •
  Long-term debt:  Fair values of these obligations were determined by reference to quoted market prices, where available and appropriate, or discounted cash flow calculations based upon our current market-observable implicit-credit-spread rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

The following table presents the carrying value and estimated fair value of our financial instruments not measured at fair value and indicates the level of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
					Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total

December 31, 2012
Assets:
Mortgage and other loans receivable	$–	$823	$19,396	$20,219	$19,348
Other invested assets	–	237	3,521	3,758	4,932
Short-term investments	–	20,752	–	20,752	20,752
Cash	1,151	–	–	1,151	1,151
Liabilities:
Policyholder contract deposits associated with investment-type contracts	–	245	123,860	124,105	105,979
Other liabilities	–	2,205	818	3,023	3,024
Long-term debt*	–	43,966	1,925	45,891	40,445

December 31, 2011
Assets:
Mortgage and other loans receivable				$20,494	$19,382
Other invested assets				3,390	4,701
Short-term investments				16,657	16,659
Cash				1,474	1,474
Liabilities:
Policyholder contract deposits associated with investment-type contracts				122,125	106,950
Other liabilities				896	896
Long-term debt				61,295	64,487

* Excludes Long-term debt of ILFC reclassed to Liabilities held for sale on the Consolidated Balance Sheet.

AIG 2012 Form 10-K

7. INVESTMENTS

Fixed Maturity and Equity Securities

Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or as trading and are carried at fair value. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2012 or 2011.

Fixed maturity and equity securities classified as available for sale or as trading are carried at fair value. Unrealized gains and losses from available for sale investments in fixed maturity and equity securities are reported as a separate component of Accumulated other comprehensive income (loss), net of deferred acquisition costs and deferred income taxes, in Total AIG shareholders' equity. Realized and unrealized gains and losses from fixed maturity and equity securities classified as trading are reflected in Net investment income (for insurance subsidiaries) or Other income (for DIB). Investments in fixed maturity and equity securities are recorded on a trade-date basis.

Premiums and discounts arising from the purchase of bonds classified as available for sale are treated as yield adjustments over their estimated holding periods, until maturity, or call date, if applicable. For investments in certain RMBS, CMBS and CDO/ABS, (collectively, structured securities), recognized yields are updated based on current information regarding the timing and amount of expected undiscounted future cash flows. For high credit quality structured securities, effective yields are recalculated based on actual payments received and updated prepayment expectations, and the amortized cost is adjusted to the amount that would have existed had the new effective yield been applied since acquisition with a corresponding charge or credit to net investment income. For structured securities that are not high credit quality, effective yields are recalculated and adjusted prospectively based on changes in expected undiscounted future cash flows. For purchased credit impaired (PCI) securities, at acquisition, the difference between the undiscounted expected future cash flows and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over the securities' remaining lives on a level-yield basis. Subsequently, effective yields recognized on PCI securities are recalculated and adjusted prospectively to reflect changes in the contractual benchmark interest rates on variable rate securities and any significant increases in undiscounted expected future cash flows arising due to reasons other than interest rate changes.

Trading securities include the investment portfolio of the DIB. Trading securities for the DIB are held to meet short-term investment objectives and to economically hedge other securities.

AIG 2012 Form 10-K

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

December 31, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$3,161	$323	$(1)	$3,483	$–
Obligations of states, municipalities and political subdivisions	33,042	2,685	(22)	35,705	2
Non-U.S. governments	25,449	1,395	(44)	26,800	–
Corporate debt	135,728	15,848	(464)	151,112	115
Mortgage-backed, asset-backed and collateralized:
RMBS	31,330	3,379	(317)	34,392	1,330
CMBS	9,699	811	(376)	10,134	(54)
CDO/ABS	7,740	765	(172)	8,333	57

Total mortgage-backed, asset-backed and collateralized	48,769	4,955	(865)	52,859	1,333

Total bonds available for sale(b)	246,149	25,206	(1,396)	269,959	1,450

Equity securities available for sale:
Common stock	1,492	1,574	(37)	3,029	–
Preferred stock	55	23	–	78	–
Mutual funds	93	12	–	105	–

Total equity securities available for sale	1,640	1,609	(37)	3,212	–

Total	$247,789	$26,815	$(1,433)	$273,171	$1,450

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$5,661	$418	$(1)	$6,078	$–
Obligations of states, municipalities and political subdivisions	35,017	2,554	(73)	37,498	(28)
Non-U.S. governments	24,843	994	(102)	25,735	–
Corporate debt	134,699	11,844	(1,725)	144,818	115
Mortgage-backed, asset-backed and collateralized:
RMBS	34,780	1,387	(1,563)	34,604	(716)
CMBS	8,449	470	(973)	7,946	(276)
CDO/ABS	7,321	454	(473)	7,302	49

Total mortgage-backed, asset-backed and collateralized	50,550	2,311	(3,009)	49,852	(943)

Total bonds available for sale(b)	250,770	18,121	(4,910)	263,981	(856)

Equity securities available for sale:
Common stock	1,682	1,839	(100)	3,421	–
Preferred stock	83	60	–	143	–
Mutual funds	55	6	(1)	60	–

Total equity securities available for sale	1,820	1,905	(101)	3,624	–

Total	$252,590	$20,026	$(5,011)	$267,605	$(856)

(a)     Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)     At December 31, 2012 and December 31, 2011, bonds available for sale held by us that were below investment grade or not rated totaled $29.6 billion and $24.2 billion, respectively.

AIG 2012 Form 10-K

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$153	$1	$–	$–	$153	$1
Obligations of states, municipalities and political subdivisions	692	11	114	11	806	22
Non-U.S. governments	1,555	19	442	25	1,997	44
Corporate debt	8,483	201	3,229	263	11,712	464
RMBS	597	28	1,661	289	2,258	317
CMBS	406	11	1,595	365	2,001	376
CDO/ABS	391	1	1,510	171	1,901	172

Total bonds available for sale	12,277	272	8,551	1,124	20,828	1,396

Equity securities available for sale:
Common stock	247	36	18	1	265	37
Preferred stock	–	–	–	–	–	–
Mutual funds	3	–	–	–	3	–

Total equity securities available for sale	250	36	18	1	268	37

Total	$12,527	$308	$8,569	$1,125	$21,096	$1,433

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$142	$1	$–	$–	$142	$1
Obligations of states, municipalities and political subdivisions	174	1	669	72	843	73
Non-U.S. governments	3,992	67	424	35	4,416	102
Corporate debt	18,099	937	5,907	788	24,006	1,725
RMBS	10,624	714	4,148	849	14,772	1,563
CMBS	1,697	185	1,724	788	3,421	973
CDO/ABS	1,680	50	1,682	423	3,362	473

Total bonds available for sale	36,408	1,955	14,554	2,955	50,962	4,910

Equity securities available for sale:
Common stock	608	100	–	–	608	100
Preferred stock	6	–	–	–	6	–
Mutual funds	2	1	–	–	2	1

Total equity securities available for sale	616	101	–	–	616	101

Total	$37,024	$2,056	$14,554	$2,955	$51,578	$5,011

At December 31, 2012, we held 3,637 and 198 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,385 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2012, because we neither intend to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, we expect to recover the entire amortized cost basis of these securities. In performing this evaluation, we considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, we performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

AIG 2012 Form 10-K

Contractual Maturities of Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for Sale		Fixed Maturity Securities in a Loss Position Available for Sale
December 31, 2012 (in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$11,801	$12,001	$717	$713
Due after one year through five years	51,646	54,918	3,239	3,162
Due after five years through ten years	72,091	79,531	4,641	4,510
Due after ten years	61,842	70,650	6,602	6,283
Mortgage-backed, asset-backed and collateralized	48,769	52,859	7,025	6,160

Total	$246,149	$269,959	$22,224	$20,828

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or redemptions of our available for sale securities:

	Years Ended December 31,
	2012		2011		2010
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturity securities	$2,778	$171	$2,042	$129	$2,138	$292
Equity securities	515	31	199	35	811	86

Total	$3,293	$202	$2,241	$164	$2,949	$378

For the year ended December 31, 2012, 2011 and 2010, the aggregate fair value of available for sale securities sold was $40.3 billion, $44.0 billion and $56.0 billion, which resulted in net realized capital gains of $3.1 billion, $2.1 billion and $2.6 billion, respectively.

Trading Securities

The following table presents the fair value of our trading securities:

	December 31, 2012		December 31, 2011
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

Fixed maturities:
U.S. government and government sponsored entities	$6,794	27%	$6,462	26%
Obligations of states, territories and political subdivisions	–	–	257	1
Non-U.S. governments	2	–	35	–
Corporate debt	1,320	5	816	3
Mortgage-backed, asset-backed and collateralized:
RMBS	1,727	7	1,648	7
CMBS	2,236	9	1,837	8
CDO/ABS and other collateralized*	12,497	50	6,324	26

Total mortgage-backed, asset-backed and collateralized	16,460	66	9,809	41
ML II	–	–	1,321	5
ML III	8	–	5,664	23

Total fixed maturities	24,584	98	24,364	99

Equity securities	662	2	125	1

Total	$25,246	100%	$24,489	100%

* Includes $0.9 billion of U.S. Government agency backed ABS.

AIG 2012 Form 10-K

Maiden Lane III

The FRBNY completed the liquidation of ML III assets during the third quarter of 2012 and substantially all of the sales proceeds have been distributed in accordance with the priority of payments of the transaction. In 2012, we received total payments of approximately $8.5 billion, which included contractual and additional distributions and our original $5.0 billion equity interest in ML III.

In 2012, we purchased $7.1 billion of securities through the FRBNY's auction of ML III assets.

Other Invested Assets

The following table summarizes the carrying values of other invested assets:

December 31, (in millions)	2012	2011

Alternative investments(a)	$18,990	$18,793
Mutual funds	128	258
Investment real estate(b)	3,195	2,778
Aircraft asset investments(c)	984	1,100
Life settlement contracts	4,357	4,006
Retained interest in AIA	–	12,367
All other investments	1,463	1,442

Total	$29,117	$40,744

(a)     Includes hedge funds, private equity funds, affordable housing partnerships and other investment partnerships.

(b)     Net of accumulated depreciation of $469 million and $428 million in 2012 and 2011, respectively.

(c)     Consist primarily of AIG Life and Retirement investments in aircraft equipment held in trusts.

Other Invested Assets Carried at Fair Value

Certain hedge funds, private equity funds, affordable housing partnerships and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income with the exception of DIB investments, for which such changes are reported in Other income. Other investments in hedge funds, private equity funds, affordable housing partnerships and other investment partnerships in which our insurance operations do not hold aggregate interests sufficient to exercise more than minor influence over the respective partnerships are reported at fair value with changes in fair value recognized as a component of Accumulated other comprehensive income (loss). These investments are subject to other-than-temporary impairment evaluation (see below for discussion on evaluating equity investments for other-than-temporary impairment). The gross unrealized loss recorded in Accumulated other comprehensive income on such investments was $68 million and $269 million at December 31, 2012 and 2011, respectively, the majority of which pertains to investments in private equity funds and hedge funds that have been in continuous unrealized loss position for less than 12 months.

Other Invested Assets – Equity Method Investments

We account for hedge funds, private equity funds, affordable housing partnerships and other investment partnerships using the equity method of accounting unless our interest is so minor that we may have virtually no influence over partnership operating and financial policies. Under the equity method of accounting, our carrying value generally is our share of the net asset value of the funds or the partnerships, and changes in our share of the net asset values are recorded in Net investment income with the exception of DIB investments, for which such changes are reported in Other income. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments, which is one to three months prior to the end of our reporting period. The financial statements of these investees are generally audited annually.

AIG 2012 Form 10-K

Direct private equity investments entered into for strategic purposes and not solely for capital appreciation or for income generation are also accounted for under the equity method. Dividends received from our other strategic investments were $8 million, $17 million and $25 million for the years ended December 31, 2012, 2011, and 2010, respectively. The undistributed earnings of other strategic investments in which our ownership interest is less than 50 percent were $51 million, $9 million and $8 million at December 31, 2012, 2011, and 2010, respectively.

On October 29, 2010, we completed an IPO of 8.08 billion ordinary shares of AIA for aggregate gross proceeds of approximately $20.5 billion. Upon completion of the IPO, we owned 33 percent of AIA's outstanding shares. Accordingly, we deconsolidated AIA and recorded a pre-tax gain of $16.3 billion in 2010. On March 7, 2012, we sold approximately 1.72 billion ordinary shares of AIA for gross proceeds of approximately $6.0 billion. On September 11, 2012, we sold approximately 600 million ordinary shares of AIA for gross proceeds of approximately $2.0 billion. On December 20, 2012, we sold approximately 1.65 billion ordinary shares of AIA for gross proceeds of approximately $6.5 billion. As a result of these sales, we retained no interest in AIA as of December 31, 2012. We accounted for our investment in AIA under the fair value option with gains and losses recorded in Net investment income. We recorded fair value option gains from our investment in AIA of $2.1 billion and $1.3 billion for the years ended December 31, 2012 and 2011, and a fair value option loss of $0.6 billion for the year ended December 31, 2010. At December 31, 2011, the fair value of our 33 percent retained interest in AIA was approximately $12.4 billion, and was included in Other invested assets.

The following table presents the carrying value and ownership percentage of AIA and all other equity method investments:

	2012		2011
(in millions, except percentages)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

AIA	$–	–%	$12,367	33%
All other equity method investments	11,544	Various	9,026	Various

Total	$11,544		$21,393

Summarized Financial Information of AIA

The following is summarized financial information of AIA:

Year Ended December 31, (in millions)	2011

Operating results:
Total revenues	$13,802
Total expenses	(12,436)

Net income	$1,366

At December 31, (in millions)	2011

Balance sheet:
Total assets	$112,673
Total liabilities	$(90,894)

Substantially all of AIA's assets consist of financial investments and deferred acquisition and origination costs and substantially all of its liabilities consist of insurance- and investment-contract-related liabilities.

Summarized financial information for AIA was as of and for the year ended 2011. AIA was consolidated through October 28, 2010. As a result, comparable amounts for 2010 are not being presented.

AIG 2012 Form 10-K

Summarized Financial Information of Other Equity Method Investees

The following is the aggregated summarized financial information of our other equity method investees, including those for which the fair value option has been elected:

Years Ended December 31, (in millions)	2012	2011	2010

Operating results:
Total revenues	$9,438	$12,749	$14,079
Total expenses	(5,183)	(3,530)	(3,812)

Net income	$4,255	$9,219	$10,267

At December 31, (in millions)	2012	2011

Balance sheet:
Total assets	$139,681	$95,749
Total liabilities	$(26,529)	$(22,379)

Summarized financial information for these equity method investees may be presented on a lag, due to the unavailability of information for the investees at the respective balance sheet date, and is included for the periods in which we held an equity method ownership interest. Summarized financial information for investees of entities that have been divested or are held-for-sale is not included in the table above.

Other Investments

Also included in Other invested assets are real estate held for investment and aircraft asset investments held by non-Aircraft Leasing subsidiaries. These investments are reported at cost, less depreciation and subject to impairment review, as discussed below.

Investments in Life Settlement Contracts

Life settlement contracts are accounted for under the investment method. Under the investment method, we recognize our initial investment in life settlement contracts at the transaction price plus all initial direct external costs. Continuing costs to keep the policy in force, primarily life insurance premiums, increase the carrying value of the investment. We recognize income on individual life settlement contracts when the insured dies, at an amount equal to the excess of the contract proceeds over the carrying amount of the contract at that time. Contracts are reviewed for indications that the expected future proceeds from the contract would not be sufficient to recover our estimated future carrying amount of the contract, which is the current carrying amount for the contract plus anticipated undiscounted future premiums and other capitalizable future costs. Any such contracts identified are written down to their estimated fair value.

During 2012, 2011 and 2010, income recognized on life settlement contracts was $253 million, $320 million and $213 million, respectively, and is included in Net investment income in the Consolidated Statement of Operations. Our life settlement contracts reported above are monitored for impairment on a contract-by-contract basis quarterly. Impairment charges on life settlement contracts included in net realized capital gains (losses) totaled $309 million, $312 million and $74 million in 2012, 2011, and 2010 respectively.

AIG 2012 Form 10-K

The following table presents further information regarding life settlement contracts:

	December 31, 2012
(dollars in millions)	Number of Contracts	Carrying Value	Face Value (Death Benefits)

Remaining Life Expectancy of Insureds:
0 - 1 year	1	$3	$8
1 - 2 years	29	19	35
2 - 3 years	90	138	269
3 - 4 years	234	250	554
4 - 5 years	296	283	723
Thereafter	5,023	3,509	16,067

Total	5,673	$4,202	$17,656

At December 31, 2012, the anticipated life insurance premiums required to keep the life settlement contracts in force, payable in the next 12 months ending December 31, 2013 and the four succeeding years ending December 31, 2017 are $546 million, $555 million, $562 million, $554 million and $555 million, respectively.

Net Investment Income

Net investment income represents income primarily from the following sources in our insurance operations and AIG Parent:

•
Interest income and related expenses, including amortization of premiums and accretion of discounts on bonds with changes in the timing and the amount of expected principal and interest cash flows reflected in the yield, as applicable.

•
Dividend income from common and preferred stock and distributions from other investments.

•
Realized and unrealized gains and losses from investments in trading securities accounted for at fair value and investments for which the fair value option has been elected.

•
Earnings from private equity funds and hedge fund investments accounted for under the equity method.

•
The difference between the carrying amount of a life settlement contract and the life insurance proceeds of the underlying life insurance policy recorded in income upon the death of the insured.

•
Changes in the fair values of our interests in ML II, AIA and MetLife securities prior to sale and change in the fair value of our interests in ML III prior to the FRBNY liquidation of ML III assets.

The following table presents the components of Net investment income:

Years Ended December 31, (in millions)	2012	2011	2010

Fixed maturity securities, including short-term investments	$12,592	$11,814	$14,445
Change in fair value of ML II	246	42	513
Change in fair value of ML III	2,888	(646)	1,792
Change in fair value of AIA securities including realized gain in 2012	2,069	1,289	(638)
Change in the fair value of MetLife securities prior to their sale	–	(157)	665
Equity securities	162	92	234
Interest on mortgage and other loans	1,083	1,065	1,268
Alternative investments*	1,769	1,622	1,957
Real estate	127	107	126
Other investments	11	36	177

Total investment income before policyholder income and trading gains	20,947	15,264	20,539
Policyholder investment income and trading gains	–	–	886

Total investment income	20,947	15,264	21,425
Investment expenses	604	509	491

Net investment income	$20,343	$14,755	$20,934

* Includes hedge funds, private equity funds, affordable housing partnerships and other investment partnerships.

AIG 2012 Form 10-K

Net Realized Capital Gains and Losses

Net realized capital gains and losses are determined by specific identification. The net realized capital gains and losses are generated primarily from the following sources:

•
Sales of fixed maturity securities and equity securities (except trading securities accounted for at fair value and investments for which the fair value option has been elected), real estate, investments in private equity funds and hedge funds and other types of investments.

•
Reductions to the cost basis of fixed maturity securities and equity securities (except trading securities accounted for at fair value and investments for which the fair value option has been elected) and other invested assets for other-than-temporary impairments.

•
Changes in fair value of derivatives except for (1) those instruments at AIGFP that are not intermediated on behalf of other AIG subsidiaries and (2) those instruments that are designated as hedging instruments when the change in the fair value of the hedged item is not reported in Net realized capital gains (losses Exchange gains and losses resulting from foreign currency transactions.

The following table presents the components of Net realized capital gains (losses) and the increase (decrease) in unrealized appreciation of our available for sale securities:

Years Ended December 31, (in millions)	2012	2011	2010

Sales of fixed maturity securities	$2,607	$1,913	$1,846
Sales of equity securities	484	164	725
Other-than-temporary impairments:
Severity	(44)	(51)	(73)
Change in intent	(62)	(12)	(441)
Foreign currency declines	(8)	(32)	(63)
Issuer-specific credit events	(1,048)	(1,165)	(2,457)
Adverse projected cash flows	(5)	(20)	(5)
Provision for loan losses	104	48	(304)
Change in the fair value of MetLife securities prior to their sale	–	(191)	315
Foreign exchange transactions	(234)	(93)	191
Derivative instruments	(684)	448	(416)
Other	(181)	(308)	(34)

Net realized capital gains (losses)	$929	$701	$(716)

Increase in unrealized appreciation of investments:
Fixed maturities	$10,599	$5,578	$8,677
Equity securities	(232)	(206)	473
Other investments	343	146	156

Increase in unrealized appreciation*	$10,710	$5,518	$9,306

* Excludes net unrealized gains attributable to businesses held for sale.

Evaluating Investments for Other-Than-Temporary Impairments

Fixed Maturity Securities

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to earnings. When assessing our intent to sell a fixed maturity security, or whether it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition our investment portfolio, sales of securities to meet cash flow needs and sales of securities to take advantage of favorable pricing.

AIG 2012 Form 10-K

For all other fixed maturity securities for which a credit impairment has occurred, the amortized cost is written down to the estimated recovery value with a corresponding charge to earnings. The estimated recovery value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not related to a credit impairment is recognized in unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken (a separate component of Accumulated other comprehensive income (loss)).

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

We consider severe price declines in our assessment of potential credit impairments. We may also modify our modeled outputs for certain securities when we determine that price declines are indicative of factors not comprehended by the cash flow models.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, we prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security.

Credit Impairments

The following table presents a rollforward of the cumulative credit loss component of other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities held by us, and includes structured, corporate, municipal and sovereign fixed maturity securities:

Years Ended December 31, (in millions)	2012	2011	2010

Balance, beginning of year	$6,504	$6,786	$7,803
Increases due to:
Credit impairments on new securities subject to impairment losses	194	235	627
Additional credit impairments on previously impaired securities	483	735	1,294
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(1,105)	(529)	(1,039)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	(5)	–	(503)
Accretion on securities previously impaired due to credit*	(915)	(544)	(332)
Hybrid securities with embedded credit derivatives reclassified to Bond trading securities	–	(179)	(748)
Other	8	–	(316)

Balance, end of year	$5,164	$6,504	$6,786

* Represents accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities as well as the accretion due to the passage of time.

AIG 2012 Form 10-K

Equity Securities

We evaluate our available for sale equity securities, equity method and cost method investments for impairment by considering such securities as candidates for other-than-temporary impairment if they meet any of the following criteria:

•
the security has traded at a significant (25 percent or more) discount to cost for an extended period of time (nine consecutive months or longer);

•
a discrete credit event has occurred resulting in (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court-supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

•
we have concluded that it may not realize a full recovery on its investment, regardless of the occurrence of one of the foregoing events.

The determination that an equity security is other-than-temporarily impaired requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline in which we could not reasonably assert that the impairment period would be temporary (severity losses).

Other Invested Assets

Our investments in private equity funds and hedge funds are evaluated for impairment similar to the evaluation of equity securities for impairments as discussed above. Such evaluation considers market conditions, events and volatility that may impact the recoverability of the underlying investments within these private equity funds and hedge funds and is based on the nature of the underlying investments and specific inherent risks. Such risks may evolve based on the nature of the underlying investments.

Our investments in life settlement contracts are monitored for impairment based on the underlying life insurance policies, with cash flows reported periodically. An investment in a life settlement contract is considered impaired if the undiscounted cash flows resulting from the expected proceeds from the insurance policy are less than the carrying amount of the investment plus anticipated continuing costs. If an impairment loss is recognized, the investment is written down to fair value. During 2011, we implemented an enhanced process in which updated medical information on individual insured lives is requested on a routine basis. In cases where updated information indicates that an individual's health has improved, an impairment loss may arise as a result of revised estimates of net cash flows from the related contract. We also revised the valuation table used to estimate future net cash flows. This had the general effect of decreasing the projected net cash flows on a number of contracts. These changes resulted in an increase in the number of life settlement contracts identified as potentially impaired.

Our investments in aircraft assets and real estate are periodically evaluated for recoverability whenever changes in circumstances indicate the carrying amount of an asset may be impaired. When impairment indicators are present, we compare expected investment cash flows to carrying value. When the expected cash flows are less than the carrying value, the investments are written down to fair value with a corresponding charge to earnings.

Purchased Credit Impaired (PCI) Securities

In 2011, we began purchasing certain RMBS securities that had experienced deterioration in credit quality since their issuance. We determined, based on our expectations as to the timing and amount of cash flows expected to be received, that it was probable at acquisition that we would not collect all contractually required payments for these PCI securities, including both principal and interest after considering the effects of prepayments. At acquisition, the timing and amount of the undiscounted future cash flows expected to be received on each PCI security was determined based on our best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. At acquisition, the difference between the undiscounted expected future cash flows of the PCI securities and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over their remaining lives on a level-yield basis. Additionally, the difference between the contractually required payments on the PCI securities and the undiscounted expected future cash flows represents the non-accretable difference at acquisition. Over time, based on actual payments received and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change, as discussed further below.

AIG 2012 Form 10-K

On a quarterly basis, the undiscounted expected future cash flows associated with PCI securities are re-evaluated based on updates to key assumptions. Declines in undiscounted expected future cash flows due to further credit deterioration as well as changes in the expected timing of the cash flows can result in the recognition of an other-than-temporary impairment charge, as PCI securities are subject to our policy for evaluating investments for other-than-temporary impairment. Changes to undiscounted expected future cash flows due solely to the changes in the contractual benchmark interest rates on variable rate PCI securities will change the accretable yield prospectively. Significant increases in undiscounted expected future cash flows for reasons other than interest rate changes are recognized prospectively as adjustments to the accretable yield.

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition

Contractually required payments (principal and interest)	$18,708
Cash flows expected to be collected*	14,626
Recorded investment in acquired securities	9,379

*         Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	December 31, 2012	December 31, 2011

Outstanding principal balance	$11,791	$10,119
Amortized cost	7,718	7,006
Fair value	8,823	6,535

The following table presents activity for the accretable yield on PCI securities:

Years Ended December 31, (in millions)	2012	2011

Balance, beginning of year	$4,135	$–
Newly purchased PCI securities	1,620	3,943
Disposals	(298)	–
Accretion	(672)	(324)
Effect of changes in interest rate indices	(213)	(62)
Net reclassification from non-accretable difference, including effects of prepayments	194	578

Balance, end of year	$4,766	$4,135

Pledged Investments

Secured Financing and Similar Arrangements

We enter into financing transactions whereby certain securities are transferred to financial institutions in exchange for cash or other liquid collateral. Securities transferred by us under these financing transactions may be sold or repledged by the counterparties. As collateral for the securities transferred by us, counterparties transfer assets to us, such as cash or high quality fixed maturity securities. Collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the transferred securities during the life of the transactions. Where we receive fixed maturity securities as collateral, we do not have the right to sell or repledge this collateral unless an event of default occurs by the counterparties. At the termination of the transactions, we and our counterparties are obligated to return the collateral provided and the securities transferred, respectively. We treat these transactions as secured financing arrangements.

Secured financing transactions also include securities sold under agreements to repurchase (repurchase agreements), in which we transfer securities in exchange for cash, with an agreement by us to repurchase the same or substantially similar securities. In the majority of these repurchase agreements, the securities transferred by us may be sold or repledged by the counterparties. Repurchase agreements entered into by the DIB are carried at fair

AIG 2012 Form 10-K

value based on market-observable interest rates. All other repurchase agreements are recorded at their contracted repurchase amounts plus accrued interest.

Under the secured financing transactions described above, securities available for sale with a fair value of $8.2 billion and $2.3 billion at December 31, 2012 and December 31, 2011, respectively, and trading securities with a fair value of $3.0 billion and $2.8 billion at December 31, 2012 and December 31, 2011, respectively, were pledged to counterparties.

Prior to January 1, 2012, in the case of repurchase agreements where we did not obtain collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities during the term of the contract (generally less than 90 percent of the security value), we accounted for the transaction as a sale of the security and reported the obligation to repurchase the security as a derivative contract. The fair value of securities transferred under repurchase agreements accounted for as sales was $2.1 billion at December 31, 2011. Effective January 1, 2012, the level of collateral received by the transferor in a repurchase agreement or similar arrangement is no longer relevant in determining whether the transaction should be accounted for as a sale. There were no repurchase agreements accounted for as sales as of December 31, 2012.

We also enter into agreements in which securities are purchased by us under agreements to resell (reverse repurchase agreements), which are accounted for as secured financing transactions and reported as short-term investments or other assets, depending on their terms. These agreements are recorded at their contracted resale amounts plus accrued interest, other than those that are accounted for at fair value. Such agreements entered into by the DIB are carried at fair value based on market observable interest rates. In all reverse repurchase transactions, we take possession of or obtain a security interest in the related securities, and we have the right to sell or repledge this collateral received. The fair value of securities collateral pledged to us was $11.0 billion and $6.8 billion at December 31, 2012 and December 31, 2011, respectively, of which $33 million and $122 million was repledged by us.

Insurance – Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance agreements, were $8.9 billion and $9.8 billion at December 31, 2012 and 2011, respectively.

Other Pledges

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. These subsidiaries owned an aggregate of $84 million and $77 million of stock in FHLBs at December 31, 2012 and December 31, 2011, respectively. To the extent an AIG subsidiary borrows from the FHLB, its ownership interest in the stock of FHLBs will be pledged to the FHLB. In addition, our subsidiaries have pledged securities available for sale with a fair value of $341 million at December 31, 2012, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations approximated $4.4 billion and $5.1 billion at December 31, 2012 and December 31, 2011, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

AIG 2012 Form 10-K

8. LENDING ACTIVITIES

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

Life insurance policy loans are carried at unpaid principal amount. There is no allowance for policy loans because these loans serve to reduce the death benefit paid when the death claim is made and the balances are effectively collateralized by the cash surrender value of the policy.

The following table presents the composition of Mortgages and other loans receivable:

(in millions)	December 31, 2012	December 31, 2011

Commercial mortgages*	$13,788	$13,554
Life insurance policy loans	2,952	3,049
Commercial loans, other loans and notes receivable	3,147	3,626

Total mortgage and other loans receivable	19,887	20,229
Allowance for losses	(405)	(740)

Mortgage and other loans receivable, net	$19,482	$19,489

* Commercial mortgages primarily represent loans for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (22 percent and 15 percent, respectively, at December 31, 2012). Over 99 percent and 98 percent of the commercial mortgages were current as to payments of principal and interest at December 31, 2012 and 2011, respectively.

The following table presents the credit quality indicators for commercial mortgage loans:

		Class
December 31, 2012 (dollars in millions)	Number of Loans								Percent of Total $
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total

Credit Quality Indicator:
In good standing	998	$1,549	$4,698	$2,640	$1,654	$1,153	$1,671	$13,365	97%
Restructured(a)	8	50	207	7	2	–	22	288	2
90 days or less delinquent	4	–	17	–	–	–	–	17	–
>90 days delinquent or in process of foreclosure	6	–	13	26	–	–	79	118	1

Total(b)	1,016	$1,599	$4,935	$2,673	$1,656	$1,153	$1,772	$13,788	100%

Valuation allowance		$5	$74	$19	$19	$1	$41	$159	1%

(a)     Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. See discussion of troubled debt restructurings below.

(b)     Does not reflect valuation allowances.

Methodology Used to Estimate the Allowance for Credit Losses

Mortgage and other loans receivable are considered impaired when collection of all amounts due under contractual terms is not probable. For commercial mortgage loans in particular, the impairment is measured based on the fair value of underlying collateral, which is determined based on the present value of expected net future cash flows of the collateral, less estimated costs to sell. For other loans, the impairment may be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or based on the loan's observable market price, where available. An allowance is typically established for the difference between the impaired value of the loan and its current carrying amount. Additional allowance amounts are established for incurred but not

AIG 2012 Form 10-K

specifically identified impairments, based on the analysis of internal risk ratings and current loan values. Internal risk ratings are assigned based on the consideration of risk factors including past due status, debt service coverage, loan-to-value ratio or the ratio of the loan balance to the estimated value of the property, property occupancy, profile of the borrower and of the major property tenants, economic trends in the market where the property is located, and condition of the property. These factors and the resulting risk ratings also provide a basis for determining the level of monitoring performed at both the individual loan and the portfolio level. When all or a portion of a commercial mortgage loan is deemed uncollectible, the uncollectible portion of the carrying value of the loan is charged off against the allowance. Interest income on impaired loans is recognized as cash is received.

A significant majority of commercial mortgage loans in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for us to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2012			2011			2010
Years Ended December 31, (in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans(b)	Total

Allowance, beginning of year	$305	$435	$740	$470	$408	$878	$432	$2,012	$2,444
Loans charged off	(23)	(21)	(44)	(78)	(47)	(125)	(217)	(137)	(354)
Recoveries of loans previously charged off	13	4	17	37	1	38	–	8	8

Net charge-offs	(10)	(17)	(27)	(41)	(46)	(87)	(217)	(129)	(346)
Provision for loan losses	(136)	33	(103)	(69)	51	(18)	342	6	348
Other	–	–	–	(55)	–	(55)	(34)	(1,601)	(1,635)
Reclassified to Assets of businesses held for sale	–	–	–	–	–	–	(53)	(5)	(58)
Activity of discontinued operations	–	(205)	(205)	–	22	22	–	125	125

Allowance, end of year	$159 (a)	$246	$405	$305 (a)	$435	$740	$470	$408	$878

(a)     Of the total, $47 million and $65 million relates to individually assessed credit losses on $286 million and $476 million of commercial mortgage loans as of December 31, 2012 and 2011, respectively.

(b)     Included in Other loans were finance receivables, which were reported net of unearned finance charges, for both investment purposes and held for sale.

Troubled Debt Restructurings

We modify loans to optimize their returns and improve their collectability, among other things. When such a modification is undertaken with a borrower that is experiencing financial difficulty and the modification involves us granting a concession to the troubled debtor, the modification is deemed to be a troubled debt restructuring (TDR). We assess whether a borrower is experiencing financial difficulty based on a variety of factors, including the borrower's current default on any of its outstanding debt, the probability of a default on any of its debt in the foreseeable future without the modification, the insufficiency of the borrower's forecasted cash flows to service any of its outstanding debt (including both principal and interest), and the borrower's inability to access alternative third-party financing at an interest rate that would be reflective of current market conditions for a non-troubled debtor. Concessions granted may include extended maturity dates, interest rate changes, principal forgiveness, payment deferrals and easing of loan covenants.

As of December 31, 2012 and 2011, we held no significant loans that had been modified in a TDR during those respective years.

AIG 2012 Form 10-K

9. REINSURANCE

In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. In addition, our general insurance subsidiaries assume reinsurance from other insurance companies. We determine the portion of the incurred but not reported (IBNR) loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. We remain liable to the extent that our reinsurers do not meet their obligation under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The allowance for doubtful accounts on reinsurance assets was $338 million and $365 million at December 31, 2012 and 2011, respectively.

The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

	2012		2011
At December 31, (in millions)	As Reported	Net of Reinsurance	As Reported	Net of Reinsurance

Liability for unpaid claims and claims adjustment expense(a)	$(87,991)	$(68,782)	$(91,145)	$(70,825)
Future policy benefits for life and accident and health insurance contracts	(36,340)	(35,408)	(34,317)	(33,312)
Reserve for unearned premiums	(22,537)	(18,934)	(23,465)	(19,553)
Reinsurance assets(b)	23,744	–	25,237	–

(a)     In 2012 and 2011, the Net of Reinsurance amount reflects the cession under the June 17, 2011 transaction with National Indemnity Company (NICO) of $1.6 billion and $1.7 billion, respectively.

(b)     Represents gross reinsurance assets, excluding allowances and reinsurance recoverable on paid losses.

Short-Duration Reinsurance

Short-duration reinsurance is effected under reinsurance treaties and by negotiation on individual risks. Certain of these reinsurance arrangements consist of excess of loss contracts that protect us against losses above stipulated amounts. Ceded premiums are considered prepaid reinsurance premiums and are recognized as a reduction of premiums earned over the contract period in proportion to the protection received. Amounts recoverable from reinsurers on short-duration contracts are estimated in a manner consistent with the claims liabilities associated with the reinsurance and presented as a component of Reinsurance assets. Assumed reinsurance premiums are earned primarily on a pro-rata basis over the terms of the reinsurance contracts and the portion of premiums relating to the unexpired terms of coverage is included in the reserve for unearned premiums. For both ceded and assumed reinsurance, risk transfer requirements must be met for reinsurance accounting to apply. If risk transfer requirements are not met, the contract is accounted for as a deposit, resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Similar risk transfer criteria are used to determine whether directly written insurance contracts should be accounted for as insurance or as a deposit.

AIG 2012 Form 10-K

The following table presents short-duration insurance premiums written and earned:

	AIG Property Casualty			Other Businesses*			Eliminations			Total
Years Ended December 31, (in millions)
	2012	2011	2010	2012	2011*	2010*	2012	2011	2010	2012	2011	2010

Premiums written:
Direct	$40,428	$41,710	$38,965	$938	$898	$927	$–	$–	$–	$41,366	$42,608	$39,892
Assumed	3,428	3,031	2,442	(10)	–	(2)	7	2	–	3,425	3,033	2,440
Ceded	(9,420)	(9,901)	(9,795)	(70)	(97)	(169)	(7)	(2)	–	(9,497)	(10,000)	(9,964)

Net	$34,436	$34,840	$31,612	$858	$801	$756	$–	$–	$–	$35,294	$35,641	$32,368

Premiums earned:
Direct	$40,954	$42,878	$39,082	$754	$835	$1,065	$–	$–	$–	$41,708	$43,713	$40,147
Assumed	3,254	3,294	2,488	31	55	80	(30)	(46)	–	3,255	3,303	2,568
Ceded	(9,335)	(10,483)	(9,049)	(70)	(98)	(170)	30	46	–	(9,375)	(10,535)	(9,219)

Net	$34,873	$35,689	$32,521	$715	$792	$975	$–	$–	$–	$35,588	$36,481	$33,496

*         Includes results of Mortgage Guaranty.

For the years ended December 31, 2012, 2011 and 2010, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $4.5 billion, $6.1 billion and $8.0 billion, respectively.

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

The following table presents premiums for our long-duration insurance and retirement services operations:

Years Ended December 31, (in millions)	AIG Life and Retirement			Divested Businesses*			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010

Gross premiums	$3,030	$3,104	$3,141	$11	$17	$9,670	$3,041	$3,121	$12,811
Ceded premiums	(602)	(591)	(621)	–	(6)	(435)	(602)	(597)	(1,056)

Net	$2,428	$2,513	$2,520	$11	$11	$9,235	$2,439	$2,524	$11,755

*         Primarily represents results of AIA, which was deconsolidated during 2010.

Long-duration reinsurance recoveries, which reduced death and other benefits, approximated $758 million, $611 million and $810 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

The following table presents long-duration insurance in force ceded to other insurance companies:

At December 31, (in millions)	2012	2011	2010*

Long-duration insurance in force ceded	$129,159	$140,156	$148,605

*         Excludes amounts related to held-for-sale entities.

Long-duration insurance assumed in force represented 0.1 percent of gross long-duration insurance in force at December 31, 2012, 0.07 percent at December 31, 2011 and 0.1 percent at December 31, 2010, and premiums assumed by AIG Life and Retirement represented 0.5 percent, 0.5 percent and 0.3 percent of gross premiums for the years ended December 31, 2012, 2011 and 2010, respectively.

AIG Life and Retirement operations utilize internal and third-party reinsurance relationships to manage insurance risks and to facilitate capital management strategies. As a result of these reinsurance arrangements AIG Life and Retirement is able to minimize the use of letters of credit and utilize capital more efficiently. Pools of highly-rated third-party reinsurers are utilized to manage net amounts at risk in excess of retention limits. AIG Life and Retirement's domestic long-duration insurance companies also cede excess, non-economic reserves carried on a

AIG 2012 Form 10-K

statutory-basis on certain term and universal life insurance policies and certain fixed annuities to onshore and offshore affiliates.

AIG Life and Retirement generally obtains letters of credit to obtain statutory recognition of its intercompany reinsurance transactions, particularly with respect to redundant statutory reserves requirements on term insurance and universal life with secondary guarantees (XXX and AXXX reserves). For this purpose, AIG Life and Retirement has a $585 million syndicated letter of credit facility outstanding at December 31, 2012, all of which relates to long-duration intercompany reinsurance transactions. AIG Life and Retirement has also obtained approximately $215 million of letters of credit on a bilateral basis all of which relates to long-duration intercompany reinsurance transactions. All of these approximately $800 million of letters of credit are due to mature on December 31, 2015.

Reinsurance Security

Our third-party reinsurance arrangements do not relieve us from our direct obligation to our insureds. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance.

AIG 2012 Form 10-K

10. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such deferred policy acquisition costs generally include agent or broker commissions and bonuses, premium taxes, and medical and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable. We partially defer costs, including certain commissions, when we do not believe that the entire cost is directly related to the acquisition or renewal of insurance contracts.

We also defer a portion of employee total compensation and payroll-related fringe benefits directly related to time spent performing specific acquisition or renewal activities, including costs associated with the time spent on underwriting, policy issuance and processing, and sales force contract selling. The amounts deferred are derived based on successful efforts for each distribution channel and/or cost center from which the cost originates.

Advertising costs related to the issuance of insurance contracts that meet the direct-advertising criteria are deferred and amortized as part of DAC.

Short-duration insurance contracts:    Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally 12 months. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is anticipated in assessing the recoverability of DAC. We assess the recoverability of DAC on an annual basis or more frequently if circumstances indicate an impairment may have occurred. This assessment is performed by comparing recorded net unearned premiums and anticipated investment income on in-force business to the sum of expected claims, claims adjustment expenses, unamortized DAC and maintenance costs. If the sum of these costs exceeds the amount of recorded net unearned premiums and anticipated investment income, the excess is recognized as an offset against the asset established for DAC. This offset is referred to as a premium deficiency charge. Increases in expected claims and claims adjustment expenses can have a significant impact on the likelihood and amount of a premium deficiency charge.

Long-duration insurance contracts:    Policy acquisition costs for participating life, traditional life and accident and health insurance products are generally deferred and amortized, with interest, over the premium paying period. Policy acquisition costs and policy issuance costs related to universal life, and investment-type products (investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality and morbidity gains and losses.

We use a "reversion to the mean" methodology, which allows us to maintain our long-term assumptions, while also giving consideration to the effect of deviations from these assumptions occurring in the current period. A DAC unlocking is performed when management determines that key assumptions (e.g. market return, surrender rates, etc.) should be modified. The DAC asset is recalculated using the new assumptions. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry. If estimated gross profits change significantly, DAC is recalculated using the new assumptions. Any resulting adjustment is included in income as an adjustment to DAC. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.

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

AIG 2012 Form 10-K

The change in these adjustments, net of tax, is included with the change in net unrealized appreciation (depreciation) of investments that is credited or charged directly to Accumulated other comprehensive income (loss) (Shadow DAC).

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

For discussion related to changes in deferred acquisition costs in 2012 due to the adoption of a new accounting standard that addresses the accounting for costs associated with acquiring or renewing insurance contracts. See Note 2 herein.

The following table presents a rollforward of DAC:

Years Ended December 31, (in millions)	2012	2011	2010

AIG Property Casualty:
Balance, beginning of year	$2,375	$2,099	$1,919

Acquisition costs deferred	4,861	4,548	4,058
Amortization expense	(4,761)	(4,324)	(3,894)
Increase (decrease) due to foreign exchange and other	(34)	52	16

Balance, end of year	$2,441	$2,375	$2,099

AIG Life and Retirement:
Balance, beginning of year	$6,502	$7,258	$8,462

Acquisition costs deferred	724	869	701
Amortization expense	(931)	(1,142)	(1,086)
Change in net unrealized losses on securities	(621)	(486)	(817)
Increase (decrease) due to foreign exchange	(2)	3	1
Other	–	–	(3)

Balance, end of year(a)	$5,672	$6,502	$7,258

Other operations:
Balance, beginning of year	$25	$32	$17,505

Dispositions(b)	–	–	(16,117)
Acquisition costs deferred	36	14	1,218
Amortization expense	(17)	(20)	(841)
Change in net unrealized gains (losses) on securities	–	–	28
Increase due to foreign exchange	–	1	314
Activity of discontinued operations	–	–	59
Reclassified to Assets held for sale	–	–	(1,960)
Other	–	(2)	(174)

Subtotal	$44	$25	$32
Consolidation and eliminations	25	35	42

Balance, end of year(a)	$69	$60	$74

Total deferred policy acquisition costs	$8,182	$8,937	$9,431

(a)     Includes $(619) million, $(1.4) billion, and $(758) million for AIG Life and Retirement at December 31, 2012, 2011 and 2010, respectively, and $(34) million for Divested businesses at 2011 related to the effect of net unrealized gains and losses on available for sale securities. For the year ended December 31, 2010, there were no net unrealized gains and losses on available for sale securities associated with divested businesses.

(b)     For 2010, includes AIA which was deconsolidated and ALICO which was sold in 2010.

AIG 2012 Form 10-K

Included in the above table is the VOBA, an intangible asset recorded during purchase accounting, which is amortized in a manner similar to DAC. Amortization of VOBA was $53 million, $34 million and $90 million in 2012, 2011 and 2010, respectively, while the unamortized balance was $339 million, $430 million and $488 million at December 31, 2012, 2011 and 2010, respectively. The percentage of the unamortized balance of VOBA at December 31, 2012 expected to be amortized in 2013 through 2017 by year is: 8.3 percent, 7.3 percent, 6.9 percent, 6.0 percent and 6.4 percent, respectively, with 65.0 percent being amortized after five years. These projections are based on current estimates for investment, persistency, mortality and morbidity assumptions. The DAC amortization charged to income includes the increase or decrease of amortization related to Net realized capital gains (losses), primarily in the retirement services business of AIG Life and Retirement. In 2012, 2011 and 2010, amortization expense (increased) decreased by $119 million, $274 million and $114 million, respectively.

As we operate in various global markets, the estimated gross profits used to amortize DAC, VOBA and SIA are subject to differing market returns and interest rate environments in any single period. The combination of market returns and interest rates may lead to acceleration of amortization in some products and regions and simultaneous deceleration of amortization in other products and regions.

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

AIG 2012 Form 10-K

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

While we enter into various arrangements with VIEs in the normal course of business, our involvement with VIEs is primarily via our insurance companies as a passive investor in debt securities (rated and unrated) and equity interests issued by VIEs. In all instances, we consolidate the VIE when we determine we are the primary beneficiary. This analysis includes a review of the VIE's capital structure, contractual relationships and terms, nature of the VIE's operations and purpose, nature of the VIE's interests issued and our involvement with the entity. When assessing the need to consolidate a VIE, we evaluate the design of the VIE as well as the related risks the entity was designed to expose the variable interest holders to.

For VIEs with attributes consistent with that of an investment company or a money market fund, the primary beneficiary is the party or group of related parties that absorbs a majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both.

For all other variable interest entities, the primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly affect the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the breadth of our decision-making ability and our ability to influence activities that significantly affect the economic performance of the VIE.

Exposure to Loss

Our total off-balance sheet exposure associated with VIEs, primarily consisting of financial guarantees and commitments to real estate and investment funds, was $0.2 billion and $0.4 billion at December 31, 2012 and 2011, respectively.

The following table presents our total assets, total liabilities and off-balance sheet exposure associated with our variable interests in consolidated VIEs:

	VIE Assets(a)			VIE Liabilities
(in billions)	December 31, 2012		December 31, 2011	December 31, 2012	December 31, 2011

AIA/ALICO SPVs	$0.6	(b)	$14.2	$0.1	$0.1
Real estate and investment funds(c)	1.0		1.5	0.2	0.4
Securitization Vehicles	2.4		–	–	–
Structured investment vehicles	1.7		1.0	0.1	–
Affordable housing partnerships	2.3		2.5	0.2	0.1
Other	3.3		3.6	1.3	2.0

Total	$11.3		$22.8	$1.9	$2.6

(a)     The assets of each VIE can be used only to settle specific obligations of that VIE.

(b)     Decrease primarily due to the retirement of the AIA SPV Preferred Interests held by the Department of the Treasury. As a result, the AIA SPV no longer qualified as a VIE. Assets include $567 million of cash held in escrow pursuant to the terms of the ALICO stock purchase agreement between AIG and MetLife. See Note 16 herein for further discussion of the escrow arrangement.

(c)     At December 31, 2012 and December 31, 2011, off-balance sheet exposure with respect to real estate and investments funds was $48.7 million and $85.7 million, respectively.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE. Interest holders in VIEs sponsored by us generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to us, except in limited circumstances when we have provided a guarantee to the VIE's interest holders.

AIG 2012 Form 10-K

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in billions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total

December 31, 2012
Real estate and investment funds	$16.7	$1.8	$0.2	$2.0
Affordable housing partnerships	0.5	0.5	–	0.5
Other	1.0	0.1	–	0.1

Total	$18.2	$2.4	$0.2	$2.6

December 31, 2011
Real estate and investment funds	$18.3	$2.1	$0.3	$2.4
Affordable housing partnerships	0.6	0.6	–	0.6
Maiden Lane II and III interests	27.1	7.0	–	7.0
Other	1.5	–	–	–

Total	$47.5	$9.7	$0.3	$10.0

Balance Sheet Classification

Our interests in the assets and liabilities of consolidated and unconsolidated VIEs were classified in the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
(in billions)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Assets:
Available for sale securities	$2.9	$0.4	$–	$–
Trading securities	1.0	1.3	0.1	7.1
Mortgage and other loans receivable	0.4	0.5	–	–
Other invested assets*	4.0	17.2	2.3	2.6
Other asset accounts	3.0	3.4	–	–

Total	$11.3	$22.8	$2.4	$9.7

Liabilities:
Long-term debt	$0.7	$1.7	$–	$–
Other liability accounts	1.2	0.9	–	–

Total	$1.9	$2.6	$–	$–

*         Decrease from prior year was due to the repayment of the FRBNY Credit Facility from the AIA and ALICO SPVs pursuant to the Recapitalization.

Real Estate and Investment Funds

AIG, through AIG Global Real Estate, is an investor in various real estate investments, some of which are VIEs. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. The VIE's activities consist of the development or redevelopment of commercial and residential real estate. Our involvement varies from being a passive equity investor or finance provider to actively managing the activities of the VIE.

Our insurance operations participate as passive investors in the equity issued primarily by third-party-managed hedge and private equity funds. Our insurance operations typically are not involved in the design or establishment of VIEs, nor do they actively participate in the management of VIEs.

AIG 2012 Form 10-K

Securitization Vehicles

During 2012, we created VIEs that hold investments, primarily in investment-grade debt securities, and issued beneficial interests in these investments. The majority of these beneficial interests are owned by AIG entities and we maintain the power to direct the activities of the VIEs that most significantly impacts their economic performance and bear the obligation to absorb losses or receive benefits from the entities that could potentially be significant to the entities. Accordingly, we consolidate these entities and those beneficial interests issued to third-parties are reported as Long-term debt.

Structured Investment Vehicle

Through the DIB, we sponsor Nightingale Finance Ltd, a structured investment vehicle (SIV), which meets the definition of a VIE. Nightingale Finance Ltd. invests in variable rate, investment-grade debt securities, the majority of which are ABS. We have no equity interest in the SIV, but we maintain the power to direct the activities of the SIV that most significantly impact the entity's economic performance and bear the obligation to absorb economic losses that could potentially be significant to the SIV. We are the primary beneficiary and consolidate the assets of the SIV, which totaled over $1.7 billion as of December 31, 2012. Related liabilities were not significant.

Affordable Housing Partnerships

SunAmerica Affordable Housing Partners, Inc. (SAAHP) organizes and invests in limited partnerships that develop and operate affordable housing qualifying for federal tax credits, in addition to a few market rate properties across the United States. The general partners in the operating partnerships are almost exclusively unaffiliated third-party developers. We do not consolidate an operating partnership if the general partner is an unaffiliated person. Through approximately 1,000 partnerships, SAAHP has investments in developments with approximately 130,000 apartment units nationwide, and as of December 31, 2012, has syndicated approximately $7.7 billion in partnership equity to other investors who will receive, among other benefits, tax credits under certain sections of the Internal Revenue Code. The pre-tax income of SAAHP is reported, along with other AIG Life and Retirement partnership income, as a component of the AIG Life and Retirement segment.

Maiden Lane Interests

In 2008, certain of our wholly-owned life insurance companies sold all of their undivided interests in a pool of $39.3 billion face amount of RMBS to ML II, whose sole member is the FRBNY. AIG has a significant variable economic interest in ML II, which is a VIE.

In 2008, AIG entered into an agreement with the FRBNY, ML III and The Bank of New York Mellon, which established arrangements, through ML III, to fund the purchase of multi-sector CDOs underlying or related to CDS written by AIGFP. Concurrently, AIGFP's counterparties to such CDS transactions agreed to terminate those CDS transactions relating to the multi-sector CDOs purchased from them. AIG had a significant variable interest in ML III, which was a VIE. In 2012, we received final distributions from ML II and ML III.

Other Asset Accounts

Aircraft Trusts

We have created two VIEs for the purpose of acquiring, owning, leasing, maintaining, operating and selling aircraft. Our subsidiaries hold beneficial interests, including all the equity interests in these entities. These beneficial interests include passive investments by our insurance operations in non-voting preferred equity interests and in the majority of the debt issued by these entities. We maintain the power to direct the activities of the VIEs that most significantly impact the entities' economic performance, and bear the obligation to absorb economic losses or receive economic benefits that could potentially be significant to the VIEs. As a result, we have determined that we are the primary beneficiary and we fully consolidate the assets and liabilities of these entities, which totaled $1.2 billion and $0.3 billion, respectively at December 31, 2012. The debt of these entities is not an obligation of, or guaranteed by, us or any of our subsidiaries. Under a servicing agreement, ILFC acts as servicer for the aircraft owned by these entities.

AIG 2012 Form 10-K

Commercial Loans Vehicles

We sponsor one VIE that has issued a variable funding note backed by a commercial loan collateralized by individual life insurance assets. As of December 31, 2012, total consolidated assets and liabilities for this entity were $412 million and $188 million, respectively; our maximum exposure, representing the carrying value of the consumer loan, was $389 million.

Commercial Paper Conduit

AIGFP is the primary beneficiary of Curzon Funding LLC, an asset-backed commercial paper conduit, the assets of which serve as collateral for the conduit's obligations.

RMBS, CMBS, Other ABS and CDOS

Through our insurance company subsidiaries, we are a passive investor in RMBS, CMBS, other ABS and CDOs primarily issued by domestic special-purpose entities. We generally do not sponsor or transfer assets to, or act as the servicer to these asset-backed structures, and were not involved in the design of these entities.

Through our DIB, we also invest in CDOs and similar structures, which can be cash-based or synthetic and are managed by third parties. The role of DIB is generally limited to that of a passive investor in structures we do not manage.

Our maximum exposure in these types of structures is limited to our investment in securities issued by these entities. Based on the nature of our investments and our passive involvement in these types of structures, we have determined that we are not the primary beneficiary of these entities. We have not included these entities in the above tables; however, the fair values of our investments in these structures are reported in Notes 6 and 7 herein.

Variable Interest Entities of Business Held for Sale

Financing Vehicles

ILFC has created wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. A portion of the secured debt has been guaranteed by the European Export Credit Agencies and the Export-Import Bank of the United States. These entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes which serve as equity. ILFC fully consolidates the entities, controls all the activities of the entities and guarantees the activities of the entities. AIG has not included these entities in the above table as they are wholly-owned and there are no other variable interests other than those of ILFC and the lenders. See Note 15 herein for further information.

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

AIG 2012 Form 10-K

12. DERIVATIVES AND HEDGE ACCOUNTING

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate, currency, equity and commodity swaps, credit contracts (including the super senior credit default swap portfolio), swaptions, options and forward transactions are accounted for as derivatives recorded on a trade-date basis, and carried at fair value. Unrealized gains and losses are reflected in income, when appropriate. In certain instances, a contract's transaction price is the best indication of initial fair value. Aggregate asset or liability positions are netted on the Consolidated Balance Sheet only to the extent permitted by qualifying master netting arrangements in place with each respective counterparty. Cash collateral posted with counterparties in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative liability, while cash collateral received in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative asset.

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

The following table presents the notional amounts and fair values of our derivative instruments:

	December 31, 2012				December 31, 2011
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)

Derivatives designated as hedging instruments:
Interest rate contracts(b)	$–	$–	$–	$–	$–	$–	$481	$38
Foreign exchange contracts	–	–	–	–	–	–	180	1
Derivatives not designated as hedging instruments:
Interest rate contracts(b)	63,463	6,479	63,482	5,806	72,660	8,286	73,248	6,870
Foreign exchange contracts	8,325	104	10,168	174	3,278	145	3,399	178
Equity contracts(c)	4,990	221	25,626	1,377	4,748	263	18,911	1,126
Commodity contracts	625	145	622	146	691	136	861	146
Credit contracts	70	60	16,244	2,051	407	89	25,857	3,366
Other contracts(d)	20,449	38	1,488	206	24,305	741	2,125	372

Total derivatives not designated as hedging instruments	97,922	7,047	117,630	9,760	106,089	9,660	124,401	12,058

Total derivatives	$97,922	$7,047	$117,630	$9,760	$106,089	$9,660	$125,062	$12,097

(a)     Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)     Includes cross currency swaps.

(c)     Notional amount of derivative liabilities and fair values of derivative liabilities include $23 billion and $1.3 billion, respectively, at December 31, 2012 and $18.3 billion and $0.9 billion, respectively at December 31, 2011 related to bifurcated embedded derivatives. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheet.

(d)     Consist primarily of contracts with multiple underlying exposures.

AIG 2012 Form 10-K

The following table presents the fair values of derivative assets and liabilities in the Consolidated Balance Sheet:

	December 31, 2012				December 31, 2011
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

Global Capital Markets derivatives:
AIG Financial Products	$59,854	$4,725	$66,717	$5,506	$86,128	$7,063	$90,241	$8,853
AIG Markets	14,028	1,308	18,774	1,818	7,908	1,409	8,201	1,168

Total Global Capital Markets derivatives	73,882	6,033	85,491	7,324	94,036	8,472	98,442	10,021
Non-Global Capital Markets derivatives(a)	24,040	1,014	32,139	2,436	12,053	1,188	26,620	2,076

Total derivatives, gross	$97,922	7,047	$117,630	9,760	$106,089	9,660	$125,062	12,097

Counterparty netting(b)		(2,467)		(2,467)		(3,660)		(3,660)
Cash collateral(c)		(909)		(1,976)		(1,501)		(2,786)

Total derivatives, net		3,671		5,317		4,499		5,651

Less: Bifurcated embedded derivatives		–		1,256		–		918

Total derivatives on consolidated balance sheet		$3,671		$4,061		$4,499		$4,733

(a)     Represents derivatives used to hedge the foreign currency and interest rate risk associated with insurance as well as embedded derivatives included in insurance contracts. Liabilities include bifurcated embedded derivatives, which are recorded in Policyholder contract deposits.

(b)     Represents netting of derivative exposures covered by a qualifying master netting agreement.

(c)     Represents cash collateral posted and received that is eligible for netting.

Collateral

We engage in derivative transactions directly with unaffiliated third parties in most cases under International Swaps and Derivatives Association, Inc. (ISDA) agreements. Many of the ISDA agreements also include Credit Support Annex (CSA) provisions, which generally provide for collateral postings at various ratings and threshold levels. We attempt to reduce our risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis. We minimize the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and generally requiring additional collateral to be posted upon the occurrence of certain events or circumstances. In addition, a significant portion of the derivative transactions have provisions that require collateral to be posted upon a downgrade of our long-term debt ratings or give the counterparty the right to terminate the transaction. In the case of some of the derivative transactions, as an alternative to posting collateral and subject to certain conditions, we may assign the transaction to an obligor with higher debt ratings or arrange for a substitute guarantee of our obligations by an obligor with higher debt ratings or take other similar action. The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade.

Collateral posted by us to third parties for derivative transactions was $4.5 billion and $4.7 billion at December 31, 2012 and December 31, 2011, respectively. This collateral can generally be repledged or resold by the counterparties. Collateral obtained by us from third parties for derivative transactions was $1.4 billion and $1.6 billion at December 31, 2012 and December 31, 2011, respectively. We generally can repledge or resell this collateral.

Hedge Accounting

We designated certain derivatives entered into by GCM with third parties as fair value hedges of available-for-sale investment securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards

AIG 2012 Form 10-K

designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. We previously designated certain interest rate swaps entered into by GCM with third parties as cash flow hedges of certain floating rate debt issued by ILFC, specifically to hedge the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate. We de-designated such cash flow hedges in December 2012 subsequent to the announcement of the ILFC Transaction.

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. We assess the hedge effectiveness and measure the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. For the years ended December 31, 2012, 2011, and 2010 we recognized gains (losses) of $(74) million, $(13) million and $28 million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the effect of our derivative instruments in fair value hedging relationships in the Consolidated Statement of Operations:

Years Ended December 31, (in millions)	2012	2011

Interest rate contracts:(a)
Loss recognized in earnings on derivatives	$–	$(3)
Gain recognized in earnings on hedged items(b)	124	152
Foreign exchange contracts:(a)
Loss recognized in earnings on derivatives	(2)	(1)
Gain recognized in earnings on hedged items	2	1

(a)     Gains and losses recognized in earnings for the ineffective portion and amounts excluded from effectiveness testing, if any, are recorded in Net realized capital gains (losses).

(b)     Includes $124 million and $149 million, for the years ended December 31, 2012 and 2011, respectively, representing the amortization of debt basis adjustment recorded in Other income and Net realized capital gains (losses) following the discontinuation of hedge accounting.

The following table presents the effect of our derivative instruments in cash flow hedging relationships in the Consolidated Statement of Operations:

Years Ended December 31, (in millions)	2012	2011

Interest rate contracts(a):
Gain (loss) recognized in OCI on derivatives	$(2)	$(5)
Gain (loss) reclassified from Accumulated OCI into earnings(b)	(35)	(55)

(a)     Hedge accounting was discontinued in December 2012 subsequent to the announcement of the ILFC Transaction. Gains and losses recognized in earnings are recorded in Income (loss) from discontinued operations. Previously the effective portion of the change in fair value of a derivative qualifying as a cash flow hedge was recorded in Accumulated other comprehensive income until earnings were affected by the variability of cash flows in the hedged item. Gains and losses reclassified from Accumulated other comprehensive income were previously recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion were previously recorded in Net realized capital gains (losses).

(b)     Includes $19 million for the year ended December 2012, representing the reclassification from Accumulated other comprehensive income into earnings following the discontinuation of cash flow hedges of ILFC debt.

AIG 2012 Form 10-K

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of our derivative instruments not designated as hedging instruments in the Consolidated Statement of Operations:

	Gains (Losses) Recognized in Earnings
Years Ended December 31, (in millions)
	2012	2011

By Derivative Type:
Interest rate contracts(a)	$(241)	$603
Foreign exchange contracts	96	137
Equity contracts(b)	(641)	(263)
Commodity contracts	(1)	4
Credit contracts	641	337
Other contracts	6	47

Total	$(140)	$865

By Classification:
Policy fees	$160	$113
Net investment income	5	8
Net realized capital gains (losses)	(672)	248
Other income (losses)	367	496

Total	$(140)	$865

(a)     Includes cross currency swaps.

(b)     Includes embedded derivative losses of $166 million and $397 million for the years ended December 31, 2012 and 2011, respectively.

Global Capital Markets Derivatives

GCM enters into derivative transactions to mitigate market risk in its exposures (interest rates, currencies, commodities, credit and equities) arising from its transactions. At December 31, 2012, GCM has entered into credit derivative transactions with respect to $67 million of securities to economically hedge its credit risk. In most cases, GCM has not hedged its exposures related to the credit default swaps it had written.

GCM follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, thereby offsetting a significant portion of the unrealized appreciation and depreciation.

Super Senior Credit Default Swaps

Credit default swap transactions were entered into with the intention of earning revenue on credit exposure. In the majority of these transactions, we sold credit protection on a designated portfolio of loans or debt securities. Generally, such credit protection was provided on a "second loss" basis, meaning we would incur credit losses only after a shortfall of principal and/or interest, or other credit events, in respect of the protected loans and debt securities, exceeded a specified threshold amount or level of "first losses."

AIG 2012 Form 10-K

The following table presents the net notional amount, fair value of derivative liability and unrealized market valuation gain of the super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain(c)
			Fair Value of Derivative Liability at(b)(c)
	Net Notional Amount(a)
					Years Ended December 31,
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
(in millions)					2012	2011

Regulatory Capital:
Corporate loans	$–	$1,830	$–	$–	$–	$–
Prime residential mortgages	97	3,653	–	–	–	6
Other	–	887	–	9	9	8

Total	97	6,370	–	9	9	14

Arbitrage:
Multi-sector CDOs(d)	3,944	5,476	1,910	3,077	538	249
Corporate debt/CLOs(e)	11,832	11,784	60	127	67	44

Total	15,776	17,260	1,970	3,204	605	293

Mezzanine tranches	–	989	–	10	3	32

Total	$15,873	$24,619	$1,970	$3,223	$617	$339

(a)     Net notional amounts presented are net of all structural subordination below the covered tranches. The decrease in the total net notional amount from December 31, 2011 to December 31, 2012 was due primarily to terminations of $5.4 billion and amortization of $3.2 billion.

(b)     Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)     Includes credit valuation adjustment gains (losses) of $(39) million and $26 million for the years ended December 31, 2012 and 2011, respectively, representing the effect of changes in our credit spreads on the valuation of the derivatives liabilities.

(d)     During 2012, a super senior CDS transaction with a net notional amount of $470 million was terminated at approximately its fair value at the time of termination. As a result, a $416 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During 2012, $213 million was paid to counterparties with respect to multi-sector CDOs. Upon payment, a $213 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $3.4 billion and $4.6 billion in net notional amount of credit default swaps written with cash settlement provisions at December 31, 2012 and December 31, 2011, respectively. Collateral postings with regards to multi-sector CDOs were $1.6 billion and $2.7 billion at December 31, 2012 and December 31, 2011, respectively.

(e)     Corporate debt/CLOs include $1.2 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both December 31, 2012 and December 31, 2011. Collateral postings with regards to corporate debt/CLOs were $420 million and $477 million at December 31, 2012 and December 31, 2011, respectively.

The expected weighted average maturity of the super senior credit derivative portfolios as of December 31, 2012 was less than one year for the regulatory capital prime residential mortgage portfolio, 6 years for the multi-sector CDO arbitrage portfolio and 3 years for the corporate debt/CLO portfolio.

Given the current performance of the underlying portfolios, the level of subordination of the credit protection written and the assessment of the credit quality of the underlying portfolio, as well as the risk mitigants inherent in the transaction structures, we do not expect that we will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief.

Because of long-term maturities of the CDS in the arbitrage portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the super senior credit default swap portfolio.

Written Single Name Credit Default Swaps

We have also entered into credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long-short strategy to earn the net spread between CDS written and purchased. At December 31, 2012, the net notional amount of these written CDS contracts was $410 million, including ABS CDS transactions purchased from a liquidated multi-sector super senior CDS transaction. These exposures have been partially hedged by purchasing offsetting CDS contracts of $51 million in net notional amount. The net unhedged position of $359 million represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 4 years. At December 31, 2012, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $48 million.

AIG 2012 Form 10-K

Upon a triggering event (e.g., a default) with respect to the underlying credit, we would have the option to either settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

These CDS contracts were written under ISDA Master Agreements. The majority of these ISDA Master Agreements include credit support annexes (CSAs) that provide for collateral postings at various ratings and threshold levels. At December 31, 2012, collateral posted by us under these contracts was $64 million prior to offsets for other transactions.

All Other Derivatives

Our businesses, other than GCM, also use derivatives and other instruments as part of their financial risk management. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and options) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities. The derivatives are effective economic hedges of the exposures that they are meant to offset.

In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which include, among other things, credit default swaps and purchasing investments with embedded derivatives, such as equity-linked notes and convertible bonds.

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk-related contingent features that were in a net liability position at December 31, 2012, was approximately $3.9 billion. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2012, was 4.3 billion.

We estimate that at December 31, 2012, based on our outstanding financial derivative transactions a one-notch downgrade of our long-term senior debt ratings to BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody's Investors' Service, Inc. (Moody's) and an additional one-notch downgrade to BBB by S&P would result in approximately $102 million in additional collateral postings and termination payments and a further one-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $112 million in additional collateral postings and termination payments. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of December 31, 2012. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could significantly differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

Hybrid Securities with Embedded Credit Derivatives

We invest in hybrid securities (such as credit-linked notes) with the intent of generating income, and not specifically to acquire exposure to embedded derivative risk. As is the case with our other investments in RMBS, CMBS, CDOs and ABS, our investments in these hybrid securities are exposed to losses only up to the amount of our initial investment in the hybrid security. Other than our initial investment in the hybrid securities, we have no further obligation to make payments on the embedded credit derivatives in the related hybrid securities.

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Bond trading securities in the Consolidated Balance Sheet. The fair value of these hybrid securities was $6.7 billion at December 31, 2012. These securities have a current par amount of $15.0 billion and have remaining stated maturity dates that extend to 2052.

AIG 2012 Form 10-K

13. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE AND FUTURE POLICY BENEFITS FOR LIFE AND ACCIDENT AND HEALTH INSURANCE CONTRACTS AND POLICYHOLDER CONTRACT DEPOSITS

The liability for unpaid claims and claims adjustment expense represents the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and claim adjustments expenses, less applicable discount for future investment income. We continually review and update the methods used to determine loss reserve estimates and to establish the resulting reserves. Any adjustments resulting from this review are currently reflected in pre-tax income. Because these estimates are subject to the outcome of future events, changes in estimates are common given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

The following table presents the reconciliation of activity in the Liability for unpaid claims and claims adjustment expense:

Years Ended December 31, (in millions)	2012	2011	2010

Liability for unpaid claims and claims adjustment expense, beginning of year	$91,145	$91,151	$85,386
Reinsurance recoverable	(20,320)	(19,644)	(17,487)

Net liability for unpaid claims and claims adjustment expense, beginning of year	70,825	71,507	67,899

Foreign exchange effect	757	353	(126)
Acquisitions(a)	–	–	1,538
Dispositions	(11)	–	(87)
Changes in net loss reserves due to NICO transaction	90	(1,703)	–

Total	71,661	70,157	69,224

Losses and loss expenses incurred(b):
Current year	25,385	27,931	24,455
Prior years, other than accretion of discount(c)	421	195	4,182
Prior years, accretion of discount	(63)	34	(562)

Total	25,743	28,160	28,075

Losses and loss expenses paid(b):
Current year	9,297	11,534	9,873
Prior years	19,325	15,958	15,919

Total	28,622	27,492	25,792

Balance, end of year:
Net liability for unpaid claims and claims adjustment expense	68,782	70,825	71,507
Reinsurance recoverable	19,209	20,320	19,644

Total	$87,991	$91,145	$91,151

(a)     Represents the acquisition of Fuji on March 31, 2010.

(b)     Includes amounts related to dispositions through the date of disposition.

(c)     In 2012, includes $262 million, $46 million and $326 million related to excess casualty, commercial specialty workers' compensation and environmental, respectively. In 2011, includes $(414) million, $145 million and $413 million related to excess casualty, commercial specialty workers' compensation and environmental, respectively. In 2010, includes $1.1 billion, $793 million and $1.5 billion related to excess casualty, excess workers' compensation and asbestos, respectively.

The net adverse development includes loss-sensitive business, for which we recognized a $54 million, $172 million and $8 million loss-sensitive premium adjustment for the years ended December 31, 2012, 2011 and 2010, respectively.

The 2010 net adverse loss development for prior accident years primarily relates to the asbestos, excess casualty, excess workers' compensation and primary workers' compensation. Further, this charge primarily relates to accident years 2007 and prior (accident years before the financial crisis in 2008) and a significant amount relates to accident 2005 and prior (accident years prior to the start of the managed reduction in these long-tail lines of business). In 2010, the reserve charges were primarily due to long-tail lines of business which have been reduced since 2006. In

AIG 2012 Form 10-K

the case of asbestos, since 1985, standard policies have contained an absolute exclusion for asbestos and pollution-related damages. The factors driving excess casualty loss cost were primarily due to medical inflation and the exhaustion of underlying primary policies for products liability coverage and for homebuilders. In 2010, excess workers' compensation also experienced significant prior year development related to the passage of the Affordable Care Act in March 2010 as we concluded that there is increased vulnerability to the risk of further cost-shifting to the excess workers' compensation class of business.

Discounting of Reserves

At December 31, 2012, the liability for unpaid claims and claims adjustment expense reflects a net loss reserve discount of $3.2 billion, including tabular and non-tabular calculations based upon the following assumptions:

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

•
Certain asbestos business that was written by AIG Property Casualty is discounted, when allowed by the regulator and when payments are fixed and determinable, based on the investment yields of the companies and the payout pattern for this business.

The discount consists of the following: $801 million – tabular discount for workers' compensation in the domestic operations of AIG Property Casualty and $2.4 billion – non-tabular discount for workers' compensation in the domestic operations of AIG Property Casualty; and $51 million – non-tabular discount for asbestos for AIG Property Casualty.

Future Policy Benefits

Future policy benefits for life and accident and health insurance contracts include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Also included in Future policy benefits are liabilities for annuities issued in structured settlement arrangements whereby a claimant has agreed to settle a general insurance claim in exchange for fixed payments over a fixed determinable period of time with a life contingency feature. Structured settlement liabilities are presented on a discounted basis because the settled claims are fixed and determinable. Policyholder contract deposits also include our liability for (a) certain guarantee benefits accounted for as embedded derivatives at fair value, (b) annuities issued in a structured settlement arrangement with no life contingency and (c) certain contracts we elected to account for at fair value.

The following table presents the components of future policy benefits:

At December 31, (in millions)	2012	2011

Future policy benefits:
Long duration and contracts	$36,121	$33,322
Short duration contracts	219	995

Total future policy benefits	$36,340	$34,317

Long duration contract liabilities included in future policy benefits, as presented in the preceding table, result primarily from life products. Short duration contract liabilities are primarily accident and health products. The liability for future life policy benefits has been established on the basis of the following assumptions:

•
Interest rates (exclusive of immediate/terminal funding annuities), which vary by year of issuance and products, range from 1 percent to 9.5 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 13.5 percent and grade to not greater than zero percent.

AIG 2012 Form 10-K

•
Mortality and surrender rates are based upon actual experience modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life was approximately 7.1 percent.

•
Participating life business represented approximately 2.0 percent of the gross insurance in force at December 31, 2012 and 4.2 percent of gross Premiums and other considerations in 2012. The amount of annual dividends to be paid is approved locally by the boards of directors of the life companies. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior Net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.

Policyholder Contract Deposits

The following table presents policyholder contract deposits liabilities:

At December 31, (in millions)	2012	2011

Policyholder contract deposits:
Annuities	$98,544	$98,657
Universal life products	13,045	12,917
Guaranteed investment contracts	6,178	6,788
Variable products – fixed account option	3,936	3,181
Corporate life products	2,284	2,239
Other investment contracts	3,130	3,116

Total policyholder contract deposits	$127,117	$126,898

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

•
Guaranteed investment contracts (GICs) have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 0.5 percent to 8.5 percent. The majority of these GICs mature within four years.

•
Interest rates on corporate life insurance products are guaranteed at 3 percent and the weighted average rate credited in 2012 was 4.6 percent.

•
The universal life products have credited interest rates of 1 percent to 8 percent and guarantees ranging from 1 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 9.7 percent of the aggregate fund balance grading to zero over a period not longer than 20 years.

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

AIG 2012 Form 10-K

14. VARIABLE LIFE AND ANNUITY CONTRACTS

We report variable contracts within the separate accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities), and the separate account meets other accounting criteria to qualify for separate account treatment. The assets supporting the variable portions of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as separate account assets with an equivalent summary total reported as separate account liabilities when the separate account qualifies for separate account treatment. Assets for separate accounts that do not qualify for separate account treatment are reported as trading account assets, and liabilities are included in the respective policyholder liability account of the general account.

We also report variable annuity and life contracts through separate accounts, or general accounts when not qualified for separate account reporting, when we contractually guarantee to the contract holder (variable contracts with guarantees) either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in minor instances, no minimum returns) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, annuitization, or, in other instances, at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). GMDB is our most widely offered benefit.

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

The following table presents details concerning our GMDB exposures:

	2012		2011
At December 31, (dollars in billions)	Net Deposits Plus a Minimum Return	Highest Contract Value Attained	Net Deposits Plus a Minimum Return	Highest Contract Value Attained

Account value(a)	$64	$13	$57	$12
Amount at risk(b)	2	1	3	2
Average attained age of contract holders by product	59 - 73 years	66 - 75 years	58 - 72 years	67 - 74 years

Range of guaranteed minimum return rates	3 - 10%		3 - 10%

(a)     Included in Policyholder contract deposits in the Consolidated Balance Sheet.

(b)     Represents the amount of death benefit currently in excess of Account value.

The following summarizes GMDB and GMIB liabilities for guarantees on variable contracts reflected in the general account:

Years Ended December 31, (in millions)	2012	2011

Balance, beginning of year	$445	$412
Reserve increase	43	120
Benefits paid	(75)	(87)

Balance, end of year	$413	$445

The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. We regularly evaluate estimates used and adjust the additional liability balance, with a

AIG 2012 Form 10-K

related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions and methodology were used to determine the GMDB liability at December 31, 2012:

•
Data used was up to 1,000 stochastically generated investment performance scenarios.

•
Mean investment performance assumptions ranged from three percent to approximately ten percent depending on the block of business.

•
Volatility assumption was 16 percent.

•
Mortality was assumed to be between 50 percent and 88 percent of the 1994 variable annuity minimum guaranteed death benefit table for recent experience.

•
Lapse rates vary by contract type and duration and ranged from zero percent to 37 percent.

•
The discount rate ranged from 3.75 percent to 10 percent and is based on the growth rate assumption for the underlying contracts in effect at the time of policy issuance.

In addition to GMDB, our contracts currently include to a lesser extent GMIB. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. We periodically evaluate estimates used and adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

In addition, our contracts currently include GMAV and GMWB benefits. GMAV and GMWB features are considered to be embedded derivatives and are recognized at fair value through earnings. We enter into derivative contracts to economically hedge a portion of the exposure that arises from GMAV and GMWB benefits. At December 31, 2012, we had $19.8 billion of account values and $1.3 billion of net amount at risk that was attributable to variable annuities with GMAV and GMWB benefits. See Note 6 herein for additional fair value disclosures.

AIG 2012 Form 10-K

15. DEBT OUTSTANDING

AIG's long-term debt is denominated in various currencies, with both fixed and variable interest rates. Long-term debt is carried at the principal amount borrowed, including unamortized discounts, hedge accounting valuation adjustments and fair value adjustments, where applicable. The interest rates presented in the following table reflect the range of contractual rates in effect at year end, including fixed and variable rate issuances.

The following table lists our total debt outstanding at December 31, 2012 and 2011. The interest rates presented in the following table are the range of contractual rates in effect at year end, including fixed and variable-rates:

Year Ended December 31, 2012 (in millions)	Range of Interest Rate(s)	Maturity Date(s)	Balance at December 31, 2012	Balance at December 31, 2011

Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	2.50% - 8.13%	2013 - 2097	$14,084	$12,725
Subordinated debt	2.38%	2015	250	–
Junior subordinated debt(a)	4.88% - 8.63%	2037 - 2058	9,416	9,327
Loans and mortgages payable	1.09% - 9.00%	2013 - 2015	79	234
SunAmerica Financial Group, Inc. notes and bonds payable	6.63% - 7.50%	2025 - 2029	298	298
Liabilities connected to trust preferred stock	7.57% - 8.50%	2030 - 2046	1,339	1,339

Total AIG general borrowings	–	–	25,466	23,923

AIG borrowings supported by assets:
MIP notes payable	0.38% - 8.59%	2013 - 2018	9,296	10,147
Series AIGFP matched notes and bonds payable	0.06% - 8.25%	2013 - 2052	3,544	3,807
GIAs, at fair value(b)	3.50% - 9.80%	2013 - 2047	6,501	7,964
Notes and bonds payable, at fair value(b)	0.18% - 10.37%	2013 - 2053	1,554	2,316
Loans and mortgages payable, at fair value	–	–	–	486

Total AIG borrowings supported by assets	–	–	20,895	24,720

Total debt issued or guaranteed by AIG	–	–	46,361	48,643

Debt not guaranteed by AIG:
ILFC:
Notes and bonds payable, ECA Facility, bank financings and other secured financings	0.50% - 8.88%	2013 - 2025	–	23,365
Junior subordinated debt	4.54% - 6.25%	2065	–	999

Total ILFC debt(c)	–	–	–	24,364

Other subsidiaries notes, bonds, loans and mortgages payable	0.24% - 8.29%	2013 - 2060	325	393

Debt of consolidated investments(d)	0.03% - 7.15%	2013 - 2035	1,814	1,853

Total debt not guaranteed by AIG	–	–	2,139	26,610

Total long term debt	–	–	$48,500	$75,253

(a)     We may currently redeem our 6.45% Series A-4 and our 7.7% Series A-5 junior subordinated debt at their respective principal amounts plus unpaid accrued interest on any of their respective interest payment dates. The remaining junior subordinated debt is subject to call options that range from 2017-2038 and if we do not exercise these call options, the interest rate will change from the referenced fixed interest rate to a floating rate. See further discussion under Junior Subordinated Debt below.

(b)     DIB notes and bonds include structured debt instruments whose payment terms are linked to one or more financial or other indices (such as equity index or commodity index or another measure that is not considered to be clearly and closely related to the debt instrument). The DIB economically hedges its notes, bonds, and GIAs. As a result, certain of the interest rate or currency exposures are hedged with floating rate instruments so the stated rates may not reflect the all-in cost of funding after taking into account the related hedges.

AIG 2012 Form 10-K

(c)     Excludes $24.3 billion of debt for ILFC at December 31, 2012 which has been reclassified to Liabilities of businesses held for sale.

(d)     At December 31, 2012 and 2011, includes debt of consolidated investments held through AIG Global Real Estate Investment Corp., AIG Credit Corp. and SunAmerica of $1.5 billion, $176 million and $133 million and $1.5 billion, $233 million and $91 million, respectively.

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $1.8 billion in borrowings of consolidated investments:

		Year Ending
December 31, 2012 (in millions)
	Total	2013	2014	2015	2016	2017	Thereafter

General borrowings:
Notes and bonds payable	$14,084	$1,469	$500	$999	$1,738	$1,455	$7,923
Subordinated debt	250	–	–	250	–	–	–
Junior subordinated debt	9,416	–	–	–	–	–	9,416
Loans and mortgages payable	79	77	–	2	–	–	–
SAFG, Inc. notes and bonds payable	298	–	–	–	–	–	298
Liabilities connected to trust preferred stock	1,339	–	–	–	–	–	1,339

AIG general borrowings	$25,466	$1,546	$500	$1,251	$1,738	$1,455	$18,976

Borrowings supported by assets:
MIP notes payable	9,296	851	1,613	1,021	1,329	3,971	511
Series AIGFP matched notes and bonds payable	3,544	3	–	–	–	–	3,541
GIAs, at fair value	6,501	380	585	601	321	260	4,354
Notes and bonds payable, at fair value	1,554	366	31	193	329	104	531
Loans and mortgages payable, at fair value	–	–	–	–	–	–	–

AIG borrowings supported by assets	20,895	1,600	2,229	1,815	1,979	4,335	8,937

Other subsidiaries notes, bonds, loans and mortgages payable	325	43	11	22	3	5	241

Total	$46,686	$3,189	$2,740	$3,088	$3,720	$5,795	$28,154

Uncollateralized and collateralized notes, bonds, loans and mortgages payable consisted of the following:

At December 31, 2012 (in millions)	Uncollateralized Notes/Bonds/Loans Payable	Collateralized Loans and Mortgages Payable	Total

AIG general borrowings	$79	$–	$79
Other subsidiaries notes, bonds, loans and mortgages payable*	104	221	325

Total	$183	$221	$404

*         AIG does not guarantee any of these borrowings.

Junior Subordinated Debt

During 2007 and 2008, we issued an aggregate of $12.5 billion of junior subordinated debentures denominated in U.S. dollars, British Pounds and Euros in eight series of securities. In November 2011, we exchanged specified series of our outstanding junior subordinated debentures for newly issued senior notes pursuant to an exchange offer. In particular,we exchanged (i) $312 million aggregate principal amount of our outstanding Series A-1 Junior Subordinated Debentures for $256 million aggregate principal amount of our new 6.820% Dollar notes due November 15, 2037, (ii) £812 million ($1.26 billion at the December 31, 2011 exchange rate) aggregate principal amount of our outstanding Series A-2 and Series A-8 Junior Subordinated Debentures for £662 million ($1.03 billion at the December 31, 2011 exchange rate) aggregate principal amount of our new 6.765% Sterling notes due November 15, 2017 and (iii) €591 million ($766 million at the December 31, 2011 exchange rate) aggregate principal

AIG 2012 Form 10-K

amount of our outstanding Series A-3 Junior Subordinated Debentures for €421 million ($545 million at the December 31, 2011 exchange rate) aggregate principal amount of our new 6.797% Euro notes due November 15, 2017. This exchange resulted in a pre-tax gain on extinguishment of debt of approximately $484 million, which is reflected in Net loss on extinguishment of debt in the Consolidated Statement of Operations and a deferred gain of $65 million, which will be amortized as a reduction to future interest expense.

In connection with the issuance of the eight series of junior subordinated debentures, we had entered into replacement capital covenants (the Original RCCs) for the benefit of the holders of "covered debt" (a designated series of our notes). The Original RCCs provided that we would not repay, redeem, or purchase the applicable series of junior subordinated debentures on or before a specified date, unless we issued certain replacement capital securities. In August 2012, we issued an aggregate of $250 million of 2.375% Subordinated Notes due 2015 (the Subordinated Notes), which upon their issuance became the "covered debt" under the Original RCCs. The holders of the newly issued Subordinated Notes, as the holders of the "covered debt" under the Original RCCs, consented to amendments to each of those Original RCCs that deleted all of the covenants that restricted our ability to repay, redeem or purchase the applicable series of the junior subordinated debentures.

We have entered into new replacement capital covenants (the New RCCs) for the initial benefit of the holders of the Subordinated Notes, in connection with our 5.75% Series A-2 Junior Subordinated Debentures and our 4.875% Series A-3 Junior Subordinated Debentures. We covenant in each New RCC that, subject to certain exceptions, we will not repay, redeem or purchase, and that none of our subsidiaries will purchase, the applicable series of junior subordinated debentures prior to the scheduled termination date of that New RCC, unless since the date 360 days prior to the date of that repayment, redemption or purchase, we have received a specified amount of net cash proceeds from the sale of common stock or certain other qualifying securities that have certain characteristics that are at least as equity-like as the applicable characteristics of the applicable series of junior subordinated debentures, or we or our subsidiaries have issued a specified amount of common stock in connection with the conversion or exchange of certain convertible or exchangeable securities.

We may currently redeem our 6.45% Series A-4 Junior Subordinated Debentures and our 7.70% Series A-5 Junior Subordinated Debentures, in whole or in part, at their respective principal amounts plus accrued and unpaid interest through the date of redemption.

Liabilities Connected To Trust Preferred Stock

In connection with our acquisition of SunAmerica Financial Group, Inc. (SAFG, Inc.) in 2001, we entered into arrangements with SAFG, Inc. with respect to outstanding SAFG, Inc. capital securities. In 1996, SAFG, Inc. issued capital securities through a trust to institutional investors and funded the trust with SAFG, Inc. junior subordinated debentures issued to the trust. SAFG, Inc. guaranteed payments to the holders of capital securities only to the extent (i) the trust received payments on the debentures and (ii) these payments were available for the trust to pay to holders of capital securities. In 2001, AIG Parent guaranteed the same payments to the holders of capital securities. Like the SAFG, Inc. guarantee, the AIG Parent guarantee only applies to any payments actually made to the trust in respect of the debentures. If no payments are made on the debentures, AIG Parent is not required to make any payments to the trust. AIG Parent also guaranteed the debentures pursuant to a guarantee that is expressly subordinated to certain SAFG, Inc. senior debt securities. Under the AIG Parent guarantee, AIG Parent is not required to make any payments in respect of the debentures if such payment would be prohibited by the subordination provisions of the debentures. As a result, AIG Parent will never be required to make a payment under its guarantee of the debentures for so long as SAFG, Inc. is prohibited from making a payment on the debentures.

At December 31, 2012, the preferred stock outstanding consisted of $300 million liquidation value of 8.5 percent preferred stock issued by American General Capital II in June 2000, $500 million liquidation value of 8.125 percent preferred stock issued by American General Institutional Capital B in March 1997 and $500 million liquidation value of 7.57 percent preferred stock issued by American General Institutional Capital A in December 1996.

AIG 2012 Form 10-K

Credit Facilities

On October 5, 2012, we terminated our previously outstanding $1.5 billion 364-Day syndicated credit facility and amended and restated the four-year syndicated credit facility that was entered into in October 2011 (the Previous Facility). The amended and restated four-year syndicated credit facility, the Four-Year Facility, provides for $4.0 billion of unsecured revolving loans (increased from $3.0 billion in the Previous Facility), which includes a $2.0 billion letter of credit sublimit (increased from $1.5 billion in the Previous Facility). The approximately $1.0 billion of previously issued letters of credit under the Previous Facility were rolled into the letter of credit sublimit within the Four-Year Facility. As a result, a total of approximately $3.0 billion remains available under the Four-Year Facility, of which approximately $1.0 billion remains available for letters of credit. We expect that we may draw down on the Four-Year Facility from time to time, and may use the proceeds for general corporate purposes. The Four Year Facility also provides for the issuance of letters of credit. The Four-Year Facility is summarized in the following table.

December 31, 2012 (in millions) Facility	Size	Available Amount	Expiration	Effective Date

Four-Year Syndicated Credit Facility	$4,000	$3,037	October 2016	10/05/2012

AIG 2012 Form 10-K

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES

In the normal course of business, various contingent liabilities and commitments are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

AIG recorded an increase in its estimated litigation liability of approximately $783 million for the year ended December 31, 2012 based on developments in several actions.

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

AIG's Subprime Exposure, AIGFP Credit Default Swap Portfolio and Related Matters

AIG, AIGFP and certain directors and officers of AIG, AIGFP and other AIG subsidiaries have been named in various actions relating to our exposure to the U.S. residential subprime mortgage market, unrealized market valuation losses on AIGFP's super senior credit default swap portfolio, losses and liquidity constraints relating to our securities lending program and related disclosure and other matters (Subprime Exposure Issues).

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

AIG 2012 Form 10-K

On April 1, 2011, the lead plaintiff in the Consolidated 2008 Securities Litigation filed a motion to certify a class of plaintiffs. On November 2, 2011, the Court terminated the motion without prejudice to an application for restoration. On March 30, 2012, the lead plaintiff filed a renewed motion to certify a class of plaintiffs.

We have accrued our estimate of probable loss with respect to this litigation.

On November 18, 2011, January 20, 2012, June 11, 2012, and August 8, 2012, four separate, though similar, securities actions were brought against AIG and certain directors and officers of AIG and AIGFP by the Kuwait Investment Authority, various Oppenheimer Funds, eight foreign funds and investment entities led by the British Coal Staff Superannuation Scheme, and Pacific Life Funds and Pacific Select Fund. As of February 21, 2013, no discussions concerning potential damages have occurred and the plaintiffs have not formally specified an amount of alleged damages in their respective actions. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from these litigations.

ERISA Actions – Southern District of New York.    Between June 25, 2008, and November 25, 2008, AIG, certain directors and officers of AIG, and members of AIG's Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. The Court subsequently consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II. On September 4, 2012, lead plaintiffs' counsel filed a second consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of certain benefit plans of AIG and its subsidiaries that offered shares of AIG Common Stock. In the consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants' purported failure to monitor and/or disclose certain matters, including the Subprime Exposure Issues.

On November 20, 2012, defendants filed motions to dismiss the consolidated amended complaint.

As of February 21, 2013, plaintiffs have not formally specified an amount of alleged damages, discovery is ongoing, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

In plaintiff's proposed statement of claim, plaintiff alleged general and special damages of $500 million and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of February 21, 2013 the Court has not determined whether it has jurisdiction or granted plaintiff's application to file a statement of claim, no merits discovery has occurred and the action has been stayed. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

AIG 2012 Form 10-K

Starr International Litigation

On November 21, 2011, Starr International Company, Inc. (SICO) filed a complaint against the United States in the United States Court of Federal Claims (the Court of Federal Claims), bringing claims, both individually and on behalf of all others similarly situated and derivatively on behalf of AIG (the SICO Treasury Action). The complaint challenges the government's assistance of AIG, pursuant to which AIG entered into the FRBNY Credit Facility and the United States received an approximately 80 percent ownership in AIG. The complaint alleges that the interest rate imposed on AIG and the appropriation of approximately 80 percent of AIG's equity was discriminatory, unprecedented, and inconsistent with liquidity assistance offered by the government to other comparable firms at the time and violated the Equal Protection, Due Process, and Takings Clauses of the U.S. Constitution.

On November 21, 2011, SICO also filed a second complaint in the Southern District of New York against the FRBNY bringing claims, both individually and on behalf of all others similarly situated and derivatively on behalf of AIG (the SICO New York Action). This complaint also challenges the government's assistance of AIG, pursuant to which AIG entered into the FRBNY Credit Facility and the United States received an approximately 80 percent ownership in AIG. The complaint alleges that the FRBNY owed fiduciary duties to AIG as our controlling shareholder, and that the FRBNY breached these fiduciary duties by "divert[ing] the rights and assets of AIG and its shareholders to itself and favored third parties" through transactions involving ML III, an entity controlled by the FRBNY, and by "participating in, and causing AIG's officers and directors to participate in, the evasion of AIG's existing Common Stock shareholders' right to approve the massive issuance of the new Common Shares required to complete the government's taking of a nearly 80 percent interest in the Common Stock of AIG." SICO also alleges that the "FRBNY has asserted that in exercising its control over, and acting on behalf of, AIG it did not act in an official, governmental capacity or at the direction of the United States," but that "[t]o the extent the proof at or prior to trial shows that the FRBNY did in fact act in a governmental capacity, or at the direction of the United States, the improper conduct .. . . constitutes the discriminatory takings of the property and property rights of AIG without due process or just compensation."

On January 31, 2012 and February 1, 2012, amended complaints were filed in the Court of Federal Claims and the Southern District of New York, respectively.

In rulings dated July 2, 2012, and September 17, 2012, the Court of Federal Claims largely denied the United States' motion to dismiss in the SICO Treasury Action. Discovery is proceeding. On December 3, 2012, SICO moved for class certification.

On November 19, 2012, the Southern District of New York granted the FRBNY's motion to dismiss the SICO New York Action. On December 21, 2012, SICO filed a notice of appeal in the United States Court of Appeals for the Second Circuit.

The United States has alleged, as an affirmative defense in its answer, that AIG is obligated to indemnify the FRBNY and its representatives, including the Federal Reserve Board of Governors and the United States (as the FRBNY's principal), for any recovery in the SICO Treasury Action, and seeks a contingent offset or recoupment for the value of net operating loss benefits the United States alleges that we received as a result of the government's assistance. The FRBNY has also requested indemnification under the FRBNY Credit Facility from AIG in connection with the SICO New York Action and from ML III under the Master Investment and Credit Agreement and the Amended and Restated Limited Liability Company Agreement of ML III.

In both of the actions commenced by SICO, the only claims naming AIG as a party (nominal defendant) are derivative claims on behalf of AIG. On September 21, 2012, SICO made a pre-litigation demand on our Board demanding that we pursue the derivative claims in both actions or allow SICO to pursue the claims on our behalf. On January 9, 2013, our Board unanimously refused SICO's demand in its entirety and on January 23, 2013, counsel for the Board sent a letter to counsel for SICO describing the process by which our Board considered and refused SICO's demand and stating the reasons for our Board's determination.

Other Litigation Related to AIGFP

On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, Brookfield) filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a

AIG 2012 Form 10-K

1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At December 31, 2012, the estimated present value of expected future cash flows discounted at LIBOR was $1.5 billion, which represents our maximum contractual loss from the alleged termination of the contract. It is our position that no termination event has occurred and that the swap agreement remains in effect. A determination that a termination event has occurred could result in a loss of our entitlement to all future payments under the swap agreement and result in a loss to us of the full value at which we are carrying the swap agreement.

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

Employment Litigation against AIG and AIG Global Real Estate Investment Corporation.

Fitzpatrick matter.    On December 9, 2009, AIG Global Real Estate Investment Corporation's (AIGGRE) former President, Kevin P. Fitzpatrick, several entities he controls, and various other single purpose entities (the SPEs) filed a complaint in the Supreme Court of the State of New York, New York County against AIG and AIGGRE (the Defendants). The case was removed to the Southern District of New York, and an amended complaint was filed on March 8, 2010. The amended complaint asserts that the Defendants violated fiduciary duties to Fitzpatrick and his controlled entities and breached Fitzpatrick's employment agreement and agreements of SPEs that purportedly entitled him to carried interest fees arising out of the sale or disposition of certain real estate. Fitzpatrick has also brought derivative claims on behalf of the SPEs, purporting to allege that the Defendants breached contractual and fiduciary duties in failing to fund the SPEs with various amounts allegedly due under the SPE agreements. Fitzpatrick has also requested injunctive relief, an accounting, and that a receiver be appointed to manage the affairs of the SPEs. He has further alleged that the SPEs are subject to a constructive trust. Fitzpatrick also has alleged a violation of ERISA relating to retirement benefits purportedly due. Fitzpatrick has claimed that he is currently owed damages totaling approximately $196 million, and that potential future amounts owed to him are approximately $78 million, for a total of approximately $274 million. Fitzpatrick further claims unspecified amounts of carried interest on certain additional real estate assets of AIG and its affiliates. He also seeks punitive damages for the alleged breaches of fiduciary duties. Defendants assert that Fitzpatrick has been paid all amounts currently due and owing pursuant to the various agreements through which he seeks recovery. As set forth above, the possible range of our loss is $0 to $274 million, although Fitzpatrick claims that he is also entitled to additional unspecified amounts of carried interest and punitive damages.

Behm matter.    Frank Behm, former President of AIG Global Real Estate Asia Pacific, Inc. (AIGGREAP), has filed two actions in connection with the termination of his employment. Behm filed an action on or about October 1, 2010 in Delaware Superior Court in which he asserts claims of breach of implied covenant of good faith and fair dealing for termination in violation of public policy, deprivation of compensation, and breach of contract. Additionally, on or about March 29, 2011, Behm filed an arbitration proceeding before the American Arbitration Association alleging wrongful termination, in which he sought the payment of carried interest or "promote" distributed through the SPEs, based on the sales of certain real estate assets. Behm also contended that he was entitled to promote as a third-party beneficiary of Kevin Fitzpatrick's employment agreement, which, Behm claimed, defined broadly a class of individuals, allegedly including himself, who, with the approval of our former Chief Investment Officer, became eligible to receive promote payments. Behm claimed approximately $67 million in carried interest. Multiple AIG entities (the AIG Entities) are named as parties in each of the Behm matters. The AIG Entities have filed a counterclaim in the Delaware case, contending that Behm owes them approximately $3.6 million (before pre-judgment interest) in tax equalization payments made by the AIG Entities on Behm's behalf.

AIG 2012 Form 10-K

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

On November 16, 2012, the arbitration panel ruled on Behm's claims that had been submitted to arbitration (the Award). Pursuant to the Award, on December 15, 2012, the AIG Entities paid Behm approximately $10.5 million in full settlement of all claims submitted to the arbitration, with the exception that Behm retained rights to certain future profit interests. The AIG Entities also paid Behm a portion of the fees and costs of the arbitration.

The Delaware Superior Court action is currently in discovery, and Behm has not articulated the specific amounts of money that he claims are due. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

False Claims Act Complaint

On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a First Amended Complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The amended complaint alleges that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and the ML II and ML III entities (the Maiden Lane Interests) through, among other things, misrepresenting AIG's ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The complaint seeks unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys' fees, costs and expenses. The complaint and amended complaints were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the amended complaint on us on July 11, 2011. The Relators have not specified in their amended complaint an amount of alleged damages. As a result, we are unable reasonably to estimate the possible loss or range of losses, if any, arising from the litigation.

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

AIG 2012 Form 10-K

A portion of the total $1.64 billion originally placed in escrow was designated to satisfy certain regulatory and litigation liabilities related to workers' compensation premium reporting issues. The original workers' compensation escrow amount was approximately $338 million and was placed in an account established as part of the 2006 New York regulatory settlement and referred to as the Workers' Compensation Fund. Additional money was placed into escrow accounts as a result of subsequent litigation and regulatory settlements bringing the total workers' compensation escrow amount to approximately $597 million. Approximately $147 million was released from the workers' compensation escrow accounts in satisfaction of fines, penalties and premium tax obligations, which were imposed pursuant to a December 17, 2010 regulatory settlement agreement relating to workers' compensation premium reporting issues that was deemed final and effective on May 29, 2012. Following this disbursement, approximately $450 million remains in escrow and is specifically designated to satisfy class action liabilities related to workers' compensation premium reporting issues. This amount is included in Other assets at December 31, 2012.

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

The Consolidated 2004 Securities Litigation.    Beginning in October 2004, a number of putative securities fraud class action suits were filed in the Southern District of New York against AIG and consolidated as In re American International Group, Inc. Securities Litigation (the Consolidated 2004 Securities Litigation). Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the Consolidated 2004 Securities Litigation is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG's publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as C.V. Starr & Co., Inc. (Starr), SICO, General Reinsurance Corporation, and PricewaterhouseCoopers, LLP, among others. The lead plaintiff alleges, among other things, that AIG: (i) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (ii) concealed that it used "income smoothing" products and other techniques to inflate its earnings; (iii) concealed that it marketed and sold "income smoothing" insurance products to other companies; and (iv) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that Maurice R. Greenberg, AIG's former Chief Executive Officer, manipulated our stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 20(a) and Section 20A of the Exchange Act.

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

AIG 2012 Form 10-K

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

The plaintiffs in the Employee Benefits Complaint are a group of individual employees and corporate and municipal employers alleging claims on behalf of two separate nationwide purported classes: an employee class and an employer class that acquired insurance products from the defendants from January 1, 1998 to December 31, 2004. The Employee Benefits Complaint names AIG as well as various other brokers and insurers, as defendants. The activities alleged in the Employee Benefits Complaint, with certain exceptions, track the allegations of customer allocation through steering and bid-rigging made in the Commercial Complaint.

On August 16, 2010, the United States Court of Appeals for the Third Circuit (the Third Circuit) affirmed the dismissal of the Employee Benefits Complaint in its entirety, affirmed in part and vacated in part the District Court's dismissal of the Commercial Complaint, and remanded the case for further proceedings consistent with the opinion. On March 30, 2012, the District Court granted final approval of a settlement between AIG and certain other defendants on the one hand, and class plaintiffs on the other, which settled the claims asserted against those defendants in the Commercial Complaint. Pursuant to the settlement, AIG will pay approximately $7 million of a total aggregate settlement amount of approximately $37 million. On April 27, 2012, notices of appeal of the District Court order granting final approval were filed in the Third Circuit. As of December 5, 2012, the Third Circuit had dismissed all appeals from the District Court order granting final approval of the settlement. On January 16, 2013, class plaintiffs filed a motion in the District Court seeking an order authorizing distribution of the settlement fund.

A number of complaints making allegations similar to those in the Multi-District Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-District Litigation. Two consolidated actions naming AIG defendants are still pending in the District of New Jersey. In the consolidated action The Heritage Corp. of South Florida v. National Union Fire Ins. Co. (Heritage), an individual plaintiff alleges damages "in excess of $75,000." Because discovery has not been completed and a precise amount of damages has not been specified, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Heritage litigation. As of February 21, 2013, the plaintiff in Avery Dennison Corp. v. Marsh & McLennan Companies, Inc. (Avery), the other remaining consolidated action has not formally specified an amount of alleged damages. AIG is therefore unable to reasonably estimate the possible loss or range of losses, if any, arising from this matter.

Finally, the AIG defendants have settled the four state court actions filed in Florida, New Jersey, Texas, and Kansas state courts, where plaintiffs had made similar allegations as those asserted in the Multi-District Litigation.

Workers' Compensation Premium Reporting.    On May 24, 2007, the National Council on Compensation Insurance (NCCI), on behalf of the participating members of the National Workers' Compensation Reinsurance Pool (the NWCRP), filed a lawsuit in the United States District Court for the Northern District of Illinois (the Northern

AIG 2012 Form 10-K

District of Illinois) against us with respect to the underpayment by AIG of its residual market assessments for workers' compensation insurance. The complaint alleged claims for violations of RICO, breach of contract, fraud and related state law claims arising out of our alleged underpayment of these assessments between 1970 and the present and sought damages purportedly in excess of $1 billion.

On April 1, 2009, Safeco Insurance Company of America (Safeco) and Ohio Casualty Insurance Company (Ohio Casualty) filed a complaint in the Northern District of Illinois, on behalf of a purported class of all NWCRP participant members, against AIG and certain of its subsidiaries with respect to the underpayment by AIG of its residual market assessments for workers' compensation insurance. The complaint was styled as an "alternative complaint," should the Northern District of Illinois grant our motion to dismiss the NCCI lawsuit for lack of subject-matter jurisdiction, which motion to dismiss was ultimately granted on August 23, 2009. The allegations in the class action complaint are substantially similar to those filed by the NWCRP.

On February 28, 2012, the Northern District of Illinois entered a final order and judgment approving a class action settlement between us and a group of intervening plaintiffs, made up of seven participating members of the NWCRP, which would require AIG to pay $450 million to satisfy all liabilities to the class members arising out of the workers' compensation premium reporting issues, a portion of which would be funded out of the remaining amount held in the Workers' Compensation Fund. Liberty Mutual filed papers in opposition to approval of the proposed settlement and in opposition to certification of a settlement class, in which it alleged our actual exposure, should the class action continue through judgment, to be in excess of $3 billion. We dispute this allegation. Liberty Mutual and its subsidiaries Safeco and Ohio Casualty subsequently appealed the Northern District of Illinois' final order and judgment to the United States Court of Appeals for the Seventh Circuit (the Seventh Circuit). On January 10, 2013, AIG and Liberty Mutual entered into a settlement under which Liberty Mutual, Safeco and Ohio Casualty agreed voluntarily to withdraw their appeals. In furtherance of such settlement, AIG, the Liberty Mutual parties and the settlement class plaintiffs submitted an agreed stipulation of dismissal that is currently under review by the Seventh Circuit.

The $450 million settlement amount, which is currently held in escrow pending final resolution of the class-action settlement, was funded in part from the approximately $191 million remaining in the Workers' Compensation Fund. In the event that the settlement between AIG and Liberty Mutual is not approved, the appeal of the order and judgment approving the class action settlement may resume. As of December 31, 2012, we had an accrued liability equal to the amounts payable under the settlement.

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

AIG 2012 Form 10-K

Regulatory Matters    AIG's life insurance companies have received industry-wide regulatory inquiries, including a multi-state audit and market conduct examination covering compliance with unclaimed property laws and a directive from the New York Insurance Department regarding claims settlement practices and other related state regulatory inquiries. AIG recorded an increase of $55 million in policyholders benefit reserves in the third quarter of 2012 in conjunction with the resolution of the multi-state examinations relating to the handling of unclaimed property and the use of the Social Security Death Master File (SSDMF) to identify potential claims not yet presented to AIG in the normal course of business. In addition, AIG paid an $11 million regulatory assessment to the various state insurance departments that are parties to the regulatory settlement to defray costs of their examinations and monitoring. Although AIG has enhanced its claims practices to include use of the SSDMF, it is possible that the settlement remediation requirements, remaining inquiries, other regulatory activity or litigation could result in the payment of additional amounts. AIG has also received a demand letter from a purported AIG shareholder requesting that the Board of Directors investigate these matters, and bring appropriate legal proceedings against any person identified by the investigation as engaging in misconduct. AIG believes it has adequately reserved for such claims, but there can be no assurance that the ultimate cost will not vary, perhaps materially, from its estimate.

In connection with the previously disclosed multi-state examination of certain accident and health products, including travel products, issued by National Union Fire Insurance Company of Pittsburgh, Pa. (National Union), Chartis Inc., on behalf of itself, National Union, and certain of Chartis Inc.'s insurance and non-insurance companies (collectively, the Chartis parties) entered into a Regulatory Settlement Agreement with regulators from 50 U.S. jurisdictions effective November 29, 2012. Under the agreement, and without admitting any liability for the issues raised in the examination, the Chartis parties (i) paid a civil penalty of $50 million, (ii) entered into a corrective action plan describing agreed-upon specific steps and standards for evaluating the Chartis parties' ongoing compliance with laws and regulations governing the issues identified in the examination, and (iii) agreed to pay a contingent fine in the event that the Chartis parties fail to satisfy certain terms of the corrective action plan. National Union and other AIG companies are also currently subject to civil litigation relating to the conduct of their accident and health business, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course. There can be no assurance that any regulatory action resulting from the issues identified will not have a material adverse effect on AIG's ongoing operations of the business subject to the agreement, or on similar business written by other AIG carriers.

Industry-wide examinations conducted by the Minnesota Department of Insurance and the Department of Housing and Urban Development (HUD) on captive reinsurance practices by lenders and mortgage insurance companies, including UGC, have been ongoing for several years. In 2011, the Consumer Financial Protection Bureau ("CFPB") assumed responsibility for violations of the Real Estate Settlement Procedures Act from HUD, and assumed HUD's aforementioned ongoing investigation. In June 2012, the CFPB issued a Civil Investigative Demand ("CID") to UGC and other mortgage insurance companies, requesting the production of documents and answers to written questions. The CFPB agreed to toll the deadlines associated with the CID pending discussions that could resolve the investigation. Although UGC filed a petition to modify the CID on December 7, 2012, ending the tolling period, the discussions that could resolve the investigation are still ongoing. UGC has received a proposed consent order from the Minnesota Commissioner of Commerce (the MN Commissioner) which alleges that UGC violated the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act and other state and federal laws in connection with its practices with captive reinsurance companies owned by lenders. UGC engaged in discussions with the MN Commissioner with respect to the terms of the proposed consent order. UGC cannot predict if or when a consent order may be entered into or, if entered into, what the terms of the final consent order will be. UGC is also currently subject to civil litigation relating to its placement of reinsurance with captives owned by lenders, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

Other Contingencies

Liability for unpaid claims and claims adjustment expense

Although we regularly review the adequacy of the established Liability for unpaid claims and claims adjustment expense, there can be no assurance that our loss reserves will not develop adversely and have a material adverse effect on our results of operations. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process, particularly for long-tail casualty lines of business, which include, but are not limited to, general liability, commercial automobile liability, environmental, workers' compensation, excess casualty and crisis management

AIG 2012 Form 10-K

coverages, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, directors and officers and products liability. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. There is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in economic conditions in the United States and abroad, changes in the legal, regulatory, judicial and social environment, changes in medical cost trends (inflation, intensity and utilization of medical services), underlying policy pricing, terms and conditions, and claims handling practices.

Lease Commitments

We occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

The following table presents the future minimum lease payments under operating leases:

(in millions)

2013	$390
2014	282
2015	207
2016	171
2017	138
Remaining years after 2017	310

Total	$1,498

Rent expense was $445 million, $482 million and $587 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts include $16 million, $37 million and $129 million attributable to discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively.

Flight Equipment Related to Business Held for Sale

At December 31, 2012, ILFC had committed to purchase 229 new aircraft with aggregate estimated total remaining payments of approximately $17.5 billion, including four aircraft through sale-leaseback transactions with airlines deliverable from 2012 through 2019. ILFC had also committed to purchase five used aircraft and nine new spare engines. ILFC also has the right to purchase an additional 50 Airbus A320neo family narrowbody aircraft. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price. These commitments are related to discontinued operations and will not be retained by AIG upon closing of the sale. See Note 4 herein, for a discussion of the ILFC transaction.

The following table presents the minimum future rental income on noncancelable operating leases of flight equipment that has been delivered:

(in millions)

2013	$3,854
2014	3,344
2015	2,631
2016	2,001
2017	1,347
Remaining years after 2017	1,628

Total	$14,805

Flight equipment is leased under operating leases with remaining terms ranging from one to fourteen years.

AIG 2012 Form 10-K

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.3 billion at December 31, 2012.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and AIG Markets arising from transactions entered into by AIGFP and AIG Markets, respectively.

In connection with AIGFP's business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at December 31, 2012 was $306 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay.

Asset Dispositions

General

We are subject to financial guarantees and indemnity arrangements in connection with the completed sales of businesses pursuant to our asset disposition plan. The various arrangements may be triggered by, among other things, declines in asset values, the occurrence of specified business contingencies, the realization of contingent liabilities, developments in litigation or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or are not applicable.

We are unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, we believe that it is unlikely it will have to make any material payments related to completed sales under these arrangements, and no material liabilities related to these arrangements have been recorded in the Consolidated Balance Sheet. See Note 4 herein for additional information on sales of businesses and asset dispositions.

ALICO Sale

Pursuant to the terms of the ALICO stock purchase agreement, we have agreed to provide MetLife with certain indemnities. The most significant remaining indemnities include:

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

AIG 2012 Form 10-K

  representations and warranties that extend to the expiration of the statute of limitations and are subject to an aggregate deductible of $50 million.

In connection with the indemnity obligations described above, as of December 31, 2012, approximately $567 million of proceeds from the sale of ALICO were on deposit in an escrow arrangement. Under the terms of a letter agreement between MetLife and us entered into on April 26, 2012, $44 million was released to us on April 30, 2012 which represented funds that were initially held back from the release of escrow to us on November 1, 2011. Under the terms of a letter agreement between MetLife and us entered into on July 13, 2012, $950 million was released to us on August 31, 2012 instead of November 1, 2012 as originally provided under the ALICO stock purchase agreement. An additional $33 million was released on November 8, 2012. The amount required to be held in escrow declines to zero in May 2013, although indemnification claims then pending will reduce the amount that can be released to us.

Other

•
See Note 11 herein for commitments and guarantees associated with VIEs.

•
See Note 12 herein for disclosures on derivatives.

•
See Note 27 herein for additional disclosures on guarantees of outstanding debt.

AIG 2012 Form 10-K

  17. TOTAL EQUITY

  Shares Outstanding

  The following table presents a rollforward of outstanding shares:

	Preferred Stock
					Common Stock Issued	Treasury Stock	Outstanding Shares
	AIG Series E	AIG Series F	AIG Series C	AIG Series G

Year Ended December 31, 2010
Shares, beginning of year	400,000	300,000	100,000	–	141,732,263	(6,661,356)	135,070,907
Issuances	–	–	–	–	5,391,804	–	5,391,804
Shares exchanged	–	–	–	–	–	448	448

Shares, end of year	400,000	300,000	100,000	–	147,124,067	(6,660,908)	140,463,159

Year Ended December 31, 2011
Shares, beginning of year	400,000	300,000	100,000	–	147,124,067	(6,660,908)	140,463,159
Issuances	–	–	–	20,000	100,799,653	–	100,799,653
Settlement of equity unit stock purchase contracts	–	–	–	–	3,606,417	–	3,606,417
Shares exchanged*	(400,000)	(300,000)	(100,000)	–	1,655,037,962	(11,678)	1,655,026,284
Shares purchased	–	–	–	–	–	(3,074,031)	(3,074,031)
Shares cancelled	–	–	–	(20,000)	–	–	–

Shares, end of year	–	–	–	–	1,906,568,099	(9,746,617)	1,896,821,482

Year Ended December 31, 2012
Shares, beginning of year	–	–	–	–	1,906,568,099	(9,746,617)	1,896,821,482
Issuances	–	–	–	–	43,581	685,727	729,308
Shares purchased	–	–	–	–	–	(421,228,855)	(421,228,855)

Shares, end of year	–	–	–	–	1,906,611,680	(430,289,745)	1,476,321,935

  Preferred Stock and Recapitalization

  At December 31, 2010, a total of $7.5 billion was outstanding under the Department of the Treasury's commitment (the Department of the Treasury Commitment (Series F)) pursuant to the Securities Purchase Agreement, dated as of April 17, 2009 (the Series F SPA), between AIG and the Department of the Treasury relating to our the Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series F Preferred Stock). On January 14, 2011, we completed the Recapitalization in which the Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (the Series C Preferred Stock), Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series E Preferred Stock) and the Series F Preferred Stock were exchanged for AIG Common Stock and the Series G Cumulative Mandatory Convertible Preferred Stock, par value $5.00 per share (the Series G Preferred Stock) was issued. In connection with the Recapitalization, we repaid all amounts outstanding under the FRBNY Credit Facility. In connection with the May 2011 AIG Common Stock Offering (described below under AIG Common Stock Offerings by the Department of the Treasury and AIG Purchases of Shares), the Series G Preferred Stock was cancelled.

AIG 2012 Form 10-K

  The following table presents the principal Consolidated Balance Sheet line items affected by the Recapitalization on January 14, 2011, further described in Note 25 herein:

	Effect of Recapitalization
Increase (Decrease) (in millions)	Repayment and Termination of FRBNY Credit Facility(a)	Repurchase and Exchange of SPV Preferred Interests		Exchange of Preferred Stock for Common Stock(c)	Total Effect of Recapitalization

Other assets	$(24,297)	$(6,140	)(b)	$–	$(30,437)
Other liabilities	(325)	–		–	(325)
Federal Reserve Bank of New York credit facility	(20,689)	–		–	(20,689)
Redeemable noncontrolling nonvoting, callable, junior preferred interests held by Department of Treasury	–	20,292		–	20,292
AIG shareholders' equity:
Preferred stock
Series C preferred stock	–	–		(23,000)	(23,000)
Series E preferred stock	–	–		(41,605)	(41,605)
Series F preferred stock	–	20,292		(7,378)	(7,378)
		(20,292)
Series G preferred stock; 20,000 shares issued; liquidation value $0(d)	–	–		–	–
Common stock	–	–		4,138	4,138
Additional paid-in capital	–	–		67,845	67,845
Retained Earnings	(3,283)	–		–	(3,283)
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	–	(26,432)		–	(26,432)
Shares outstanding				1,655,037,962	1,655,037,962

  (a)     Repayment and Termination of the FRBNY Credit Facility – Funds held in escrow and included in Other assets from the AIA IPO and the ALICO sale were used to repay the FRBNY Credit Facility. The adjustments to Other assets and Accumulated deficit reflects the write-off of the unamortized portion of the net prepaid commitment fee asset.

  (b)     Repurchase and Exchange of SPV Preferred Interests – We used remaining net cash proceeds from the AIA IPO and the ALICO sale to pay down a portion of the liquidation preference on the SPV Preferred Interests held by the FRBNY and drew down approximately $20.3 billion under the Department of the Treasury Commitment (Series F) to repurchase the FRBNY's remaining SPV Preferred Interests, which we then transferred to the Department of the Treasury as part of the consideration for the exchange of the Series F Preferred Stock.

  (c)     Exchange of our Series C, E and F Preferred Stock for AIG Common Stock. The adjustments represent the exchange of Series C Preferred Stock, Series E Preferred Stock, and Series F Preferred Stock for AIG Common Stock. As a result of the Recapitalization, the Department of the Treasury acquired 1,655,037,962 shares of newly issued AIG Common Stock.

  (d)     In connection with the May 2011 AIG Common Stock offering and sale, the Series G Preferred Stock was cancelled.

  The following table presents a rollforward of preferred stock:

(in millions)	AIG Series E	AIG Series F	AIG Series C	Total Preferred Stock

Balance, January 1, 2010	$41,605	$5,179	$23,000	$69,784
AIG Series F drawdown	–	2,199	–	2,199

Balance, December 31, 2010	$41,605	$7,378	$23,000	$71,983

Shares Exchanged	(41,605)	(7,378)	(23,000)	(71,983)

Balance, December 31, 2011	$–	$–	$–	$–

Shares Exchanged	–	–	–	–

Balance, December 31, 2012	$–	$–	$–	$–

AIG 2012 Form 10-K

Dividends

Payment of future dividends to our shareholders depends in part on the regulatory framework that will ultimately be applicable to us, including our status as a savings and loan holding company under Dodd-Frank and whether we are determined to be a SIFI. In addition, dividends will be payable on AIG Common Stock only when, as and if declared by our Board of Directors in its discretion, from funds legally available therefor. In considering whether to pay a dividend or purchase shares of AIG Common Stock, our Board of Directors will take into account such matters as our financial position, the performance of our businesses, our consolidated financial condition, results of operations and liquidity, available capital, the existence of investment opportunities, contractual, legal and regulatory restrictions on the payment of dividends by our subsidiaries, rating agency considerations, including the potential effect on our debt ratings, and such other factors as our Board may deem relevant. We did not pay any cash dividends in 2011 or 2012.

Share Issuances and Purchases

AIG Common Stock Offerings by the Department of the Treasury and AIG Purchases of AIG Common Stock in 2012

Through registered public offerings, the Department of the Treasury has disposed of all of its ownership of AIG Common Stock as of December 31, 2012, from ownership of approximately 92 percent (1.7 billion shares) prior to the completion of the first registered public offering initiated by the Department of the Treasury as selling shareholder in May 2011. During 2012, the Department of the Treasury, as selling shareholder, completed registered public offerings of AIG Common Stock on March 13 (the March Offering), May 10 (the May Offering), August 8 (the August Offering), September 14 (the September Offering) and December 14 (the December Offering). We participated as a purchaser in the first four 2012 offerings.

The following table presents certain information relating to these offerings:

		U.S. Treasury		AIG*
(dollars in millions, except share-price data)
	Price	Shares Sold	Amount	Shares Purchased	Amount

May 2011 Offering	$29.00	200,000,000	$5,800	–	$–
2012 Offerings:
March Offering	29.00	206,896,552	6,000	103,448,276	3,000
May Offering	30.50	188,524,589	5,750	65,573,770	2,000
August Offering	30.50	188,524,590	5,750	98,360,656	3,000
September Offering	32.50	636,923,075	20,700	153,846,153	5,000
December Offering	32.50	234,169,156	7,610	–	–

		1,655,037,962	$51,610	421,228,855	$13,000

*         Shares purchased by us in each of the 2012 offerings were purchased pursuant to AIG Board of Directors authorization.

Each of these purchases was authorized by our Board of Directors. At December 31, 2012, our Board had not authorized any additional purchases. Potential future purchases of our shares will depend in part on the regulatory framework that will ultimately be applicable to us. This framework will depend on, among other things, our capital requirements as a savings and loan holding company under Dodd-Frank and whether we are determined to be a SIFI.

AIG Common Stock Purchases in 2011

In November 2011, our Board of Directors authorized the purchase of shares of AIG Common Stock, with an aggregate purchase amount of up to $1 billion from time to time in the open market, through derivative or automatic purchase contracts or otherwise. This authorization replaced all prior AIG Common Stock purchase authorizations. We purchased a total of 3,074,031 shares of AIG Common Stock for approximately $70 million in 2011.

AIG 2012 Form 10-K

Equity Units

In May 2008, we sold 78.4 million equity units (the Equity Units) at a price per unit of $75 for gross proceeds of $5.88 billion. The Equity Units included a stock purchase contract obligating the holder of an Equity Unit to purchase, and obligating AIG to sell, a variable number of shares of AIG Common Stock for $25 in cash.

We were obligated to pay quarterly contract adjustment payments to the holders of the stock purchase contracts under the Equity Units, at an initial annual rate of 2.71 percent applied to the stated amount. The present value of the contract adjustment payments, $431 million, was recognized at inception as a liability (a component of Other liabilities), and was recorded as a reduction to Additional paid-in capital.

In addition to the stock purchase contracts, as part of the Equity Units, we issued $1.96 billion of each of the Series B-1, B-2 and B-3 junior subordinated debentures, which initially paid interest at rates of 5.67 percent, 5.82 percent and 5.89 percent, respectively.

The junior subordinated debentures were recorded as Other long-term debt in the Consolidated Balance Sheet. The principal amount we owed on the subordinated debentures was equal to the amount owed to us under the related stock purchase contract.

On November 23, 2010, we commenced an offer to exchange up to 74,480,000 of our Equity Units for consideration per Equity Unit equal to 0.09867 share of AIG Common Stock plus $3.2702 in cash (the Exchange Offer). The stock and cash received was the result of netting payments from two separate transactions, a repurchase of the subordinated debentures and a cancellation of the stock purchase contracts.

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

In 2011, we remarketed the three series of debentures included in the Equity Units. We purchased and retired all of the Series B-1, B-2 and B-3 Debentures representing $2.2 billion in aggregate principal and as of December 31, 2011, we had issued approximately 1.8 billion shares of AIG Common Stock in connection with the settlement of the stock purchase contracts underlying the Equity Units.

AIG 2012 Form 10-K

Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Recognized	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Balance, January 1, 2010, net of tax	$(1,785)	$7,829	$2,249	$(128)	$(1,144)	$7,021
Cumulative effect of change in accounting principle	(76)	(168)	(688)	–	–	(932)
Change in unrealized appreciation of investments	2,645	7,265	–	–	–	9,910
Change in deferred acquisition costs adjustment and other	(166)	(491)	–	–	–	(657)
Change in foreign currency translation adjustments	–	–	654	–	–	654
Change in net derivative losses arising from cash flow hedging activities	–	–	–	105	–	105
Net actuarial loss	–	–	–	–	(1)	(1)
Prior service credit	–	–	–	–	10	10
Change attributable to divestitures and deconsolidations	43	(2,854)	(2,357)	6	290	(4,872)
Deferred tax asset (liability)	(1,293)	(1,627)	775	(17)	(24)	(2,186)

Total other comprehensive income (loss)	1,229	2,293	(928)	94	275	2,963
Acquisition of noncontrolling interest	–	–	–	–	–	–
Noncontrolling interests	2	99	80	–	–	181

Balance, December 31, 2010, net of tax	$(634)	$9,855	$553	$(34)	$(869)	$8,871

Change in unrealized appreciation of investments	55	5,463	–	–	–	5,518
Change in deferred acquisition costs adjustment and other(a)	11	(641)	–	–	–	(630)
Change in future policy benefits(b)	–	(2,302)	–	–	–	(2,302)
Change in foreign currency translation adjustments	–	–	(97)	–	–	(97)
Change in net derivative losses arising from cash flow hedging activities	–	–	–	51	–	51
Net actuarial loss	–	–	–	–	(752)	(752)
Prior service credit	–	–	–	–	387	387
Change attributable to divestitures and deconsolidations	23	(3,643)	(1,681)	–	260	(5,041)
Deferred tax asset (liability)	(163)	(362)	786	(34)	35	262

Total other comprehensive income (loss)	(74)	(1,485)	(992)	17	(70)	(2,604)
Acquisition of noncontrolling interest	–	45	66	–	(18)	93
Noncontrolling interests	3	(160)	36	–	–	(121)

Balance, December 31, 2011, net of tax	$(711)	$8,575	$(409)	$(17)	$(957)	$6,481

Change in unrealized appreciation of investments	2,306	8,404	–	–	–	10,710
Change in deferred acquisition costs adjustment and other	(49)	(840)	–	–	–	(889)
Change in future policy benefits	(85)	(432)	–	–	–	(517)
Change in foreign currency translation adjustments	–	–	(33)	–	–	(33)
Change in net derivative gains (losses) arising from cash flow hedging activities	–	–	–	33	–	33
Net actuarial loss	–	–	–	–	(273)	(273)
Prior service credit	–	–	–	–	(46)	(46)
Deferred tax asset (liability)	(886)	(2,252)	33	(16)	232	(2,889)

Total other comprehensive income (loss)	1,286	4,880	–	17	(87)	6,096
Noncontrolling interests	–	9	(6)	–	–	3

Balance, December 31, 2012, net of tax	$575	$13,446	$(403)	$–	$(1,044)	$12,574

(a)     Includes the pre-tax adjustment to Accumulated other comprehensive income related to a $152 million reduction of deferred acquisition costs as a consequence of the recognition of additional policyholder benefit reserves disclosed below.

(b)     The adjustment to policyholder benefit reserves assumes that the unrealized appreciation on available for sale securities is actually realized and that the proceeds are reinvested at lower yields.

As a result of divestitures in 2010, $1.8 billion of Foreign currency cumulative translation adjustment and $6.1 billion of Unrealized appreciation of investments were transferred to earnings as net gain on sale.

AIG 2012 Form 10-K

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2012, 2011 and 2010:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Recognized	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

December 31, 2010
Unrealized change arising during period	$2,469	$9,270	$654	$(25)	$(89)	$12,279
Less: Reclassification adjustments included in net income	(53)	5,350	2,357	(136)	(388)	7,130

Total other comprehensive income (loss), before income tax expense (benefit)	2,522	3,920	(1,703)	111	299	5,149
Less: Income tax expense (benefit)	1,293	1,627	(775)	17	24	2,186

Total other comprehensive income (loss), net of income tax expense (benefit)	$1,229	$2,293	$(928)	$94	$275	$2,963

December 31, 2011
Unrealized change arising during period	$84	$4,222	$(97)	$(5)	$(440)	$3,764
Less: Reclassification adjustments included in net income	(5)	5,345	1,681	(56)	(335)	6,630

Total other comprehensive income (loss), before income tax expense (benefit)	89	(1,123)	(1,778)	51	(105)	(2,866)
Less: Income tax expense (benefit)	163	362	(786)	34	(35)	(262)

Total other comprehensive income (loss), net of income tax expense (benefit)	$(74)	$(1,485)	$(992)	$17	$(70)	$(2,604)

December 31, 2012
Unrealized change arising during period	$2,236	$8,896	$(33)	$(2)	$(406)	$10,691
Less: Reclassification adjustments included in net income	64	1,764	–	(35)	(87)	1,706

Total other comprehensive income, before income tax expense (benefit)	2,172	7,132	(33)	33	(319)	8,985
Less: Income tax expense (benefit)	886	2,252	(33)	16	(232)	2,889

Total other comprehensive income, net of income tax expense (benefit)	$1,286	$4,880	$–	$17	$(87)	$6,096

AIG 2012 Form 10-K

18. NONCONTROLLING INTERESTS

The following table presents a rollforward of non-controlling interests:

	Redeemable Noncontrolling interests
				Non-redeemable Noncontrolling interests
	Held by Department of Treasury
(in millions)		Other	Total	Held by FRBNY	Other	Total

Year Ended December 31, 2012
Balance, beginning of year	$8,427	$96	$8,523	$–	$855	$855

Repayment to Department of the Treasury	(8,635)	–	(8,635)	–	–	–
Net contributions (distributions)	–	36	36	–	(87)	(87)
Consolidation (deconsolidation)	–	68	68	–	(27)	(27)
Comprehensive income:
Net income	208	14	222	–	40	40
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	–	4	4	–	5	5
Foreign currency translation adjustments	–	–	–	–	(6)	(6)

Total other comprehensive income (loss), net of tax	–	4	4	–	(1)	(1)

Total comprehensive income	208	18	226	–	39	39

Other	–	116	116	–	(113)	(113)

Balance, end of year	$–	$334	$334	$–	$667	$667

Year Ended December 31, 2011
Balance, beginning of year	$–	$434	$434	$26,358	$1,562	$27,920
Repurchase of SPV preferred interests in connection with Recapitalization	–	–	–	(26,432)	–	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization	20,292	–	20,292	–	–	–
Repayment to Department of the Treasury	(12,425)	–	(12,425)	–	–	–
Net distributions	–	(21)	(21)	–	(8)	(8)
Deconsolidation	–	(307)	(307)	–	(123)	(123)
Acquisition of noncontrolling interest	–	–	–	–	(489)	(489)
Comprehensive income (loss):
Net income (loss)	560	(8)	552	74	82	156
Other comprehensive income (loss), net of tax:
Unrealized losses on investments	–	(2)	(2)	–	(155)	(155)
Foreign currency translation adjustments	–	–	–	–	36	36

Total other comprehensive income (loss), net of tax	–	(2)	(2)	–	(119)	(119)

Total comprehensive income (loss)	560	(10)	550	74	(37)	37

Other	–	–	–	–	(50)	(50)

Balance, end of year	$8,427	$96	$8,523	$–	$855	$855

Redeemable noncontrolling interest

Nonvoting, callable, junior preferred interests held by the Department of Treasury represented preferred interests in the AIA SPV and ALICO SPV. In connection with the execution of our orderly asset disposition plan, as well as the repayment of the FRBNY Credit Facility, we transferred two of our wholly owned businesses, AIA and ALICO, to two newly created SPVs in exchange for all the common and preferred interests (the SPV Preferred Interests) of those SPVs. On December 1, 2009, AIG transferred the SPV Preferred Interests to the FRBNY in consideration for a $25 billion reduction of the outstanding loan balance and of the maximum amount of credit available under the FRBNY Credit Facility and amended the terms of the FRBNY Credit Facility. As part of the closing of the Recapitalization, the remaining SPV Preferred Interests, with an aggregate liquidation preference of approximately $20.3 billion at January 14, 2011, were purchased from the FRBNY by AIG and transferred to the Department of the Treasury as part of the consideration for the exchange of Series F Preferred Stock. Under the

AIG 2012 Form 10-K

terms of the SPVs' limited liability company agreements, the SPVs generally may not distribute funds to us until the liquidation preferences and preferred returns on the respective SPV Preferred Interests had been repaid in full and concurrent distributions had been made on certain participating returns attributable to the respective SPV Preferred Interests. In connection with the Recapitalization, we agreed to cause the proceeds of certain asset dispositions to be used to pay down the remaining SPV Preferred Interests.

The common interests, which we retained, entitled us to 100 percent of the voting power of the SPVs. The voting power allowed us to elect the boards of managers of the SPVs, who oversaw the management and operation of the SPVs. Primarily due to the substantive participation rights of the SPV Preferred Interests, the SPVs were determined to be VIEs. As the primary beneficiary of the SPVs, we consolidated the SPVs.

As a result of the closing of the Recapitalization on January 14, 2011, the SPV Preferred Interests held by the Department of the Treasury were no longer considered permanent equity on our Consolidated Balance Sheet, and were classified as redeemable non-controlling interests. As part of the Recapitalization, we used approximately $6.1 billion of the cash proceeds from the sale of ALICO to pay down a portion of the liquidation preference of the SPV Preferred Interests. The liquidation preference of the SPV Preferred Interests was further reduced by approximately $12.4 billion using proceeds from the sale of AIG Star, AIG Edison, Nan Shan, and MetLife securities received in the sale of ALICO. During the first quarter of 2011, the remaining liquidation preference of the ALICO SPV Preferred Interests was paid in full.

The SPV Preferred Interests were measured at fair value on their issuance date. The SPV Preferred Interests initially had a liquidation preference of $25 billion and had a preferred return of five percent per year compounded quarterly through September 22, 2013 and nine percent thereafter. The preferred return is reflected in Income (loss) from continuing operations attributable to noncontrolling interests – Nonvoting, callable, junior and senior preferred interests in the Consolidated Statement of Operations. The difference between the SPV Preferred Interests' fair value and the initial liquidation preference was amortized and included in Net income (loss) from continuing operations attributable to noncontrolling interests – Nonvoting, callable, junior and senior preferred interests.

During the first quarter of 2012, the liquidation preference of the AIA SPV Preferred Interests was paid down in full. See Note 16 herein for a discussion of indemnity payments made to MetLife pursuant to the terms of the ALICO stock purchase agreement.

Non-redeemable noncontrolling interests

Non-redeemable noncontrolling interests include the equity interests of third-party shareholders in our consolidated subsidiaries and includes the preferred shareholders' equity in outstanding preferred stock of ILFC, a wholly-owned subsidiary that is held for sale at December 31, 2012. The preferred stock in ILFC consists of 1,000 shares of market auction preferred stock (MAPS) in two series (Series A and B) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. Dividends on the MAPS are accounted for as a reduction of the noncontrolling interest. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction, provided such auctions are able to occur. At December 31, 2012, there is no ability to conduct such auctions; therefore, the MAPS certificate of determination dictates that a maximum applicable rate, as defined in the certificate of determination, be paid on the MAPS. At December 31, 2012, the dividend rate for each of the Series A and Series B MAPS was 0.50 percent and 0.36 percent respectively.

For the years ended December 31, 2012 and 2011, the Noncontrolling interests balance declined by $188 million and $707 million, respectively. In 2012, this decline was primarily caused by an adjustment for the reclassification of noncontrolling interest from permanent to temporary and acquisitions of noncontrolling interests in 2012. In 2011, the decline in noncontrolling interest balance was mostly due to the acquisition of Fuji's noncontrolling interest.

AIG 2012 Form 10-K

19. EARNINGS (LOSS) PER SHARE (EPS)

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

In connection with the issuance of the Series C Preferred Stock, we applied the two-class method for calculating EPS. The two-class method is an earnings allocation method for computing EPS when a company's capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines EPS based on dividends declared on common stock and participating securities (i.e., distributed earnings), as well as participation rights of participating securities in any undistributed earnings. The Series C Preferred Stock was retired as part of the Recapitalization on January 14, 2011.

We applied the two-class method due to the participation rights of the Series C Preferred Stock through January 14, 2011. However, application of the two-class method had no effect on earnings per share for 2011 because we recognized a net loss attributable to AIG common shareholders from continuing operations, which is not applicable to participating stock for EPS, for 2011. Subsequent to January 14, 2011, we have not had any outstanding participating securities that would subject us to the two-class method.

The following table presents the computation of basic and diluted EPS:

Years Ended December 31, (dollars in millions, except per share data)
	2012	2011	2010

Numerator for EPS:
Income from continuing operations	$7,752	$19,540	$13,254
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	208	634	1,818
Other	54	54	354

Total net income from continuing operations attributable to noncontrolling interests	262	688	2,172

Net income attributable to AIG from continuing operations	7,490	18,852	11,082

Income (loss) from discontinued operations	$(4,052)	$1,790	$(969)
Net income from discontinued operations attributable to noncontrolling interests	–	20	55

Net income (loss) attributable to AIG from discontinued operations, applicable to common stock for EPS	(4,052)	1,770	(1,024)

Deemed dividends to AIG Series E and F Preferred Stock	–	(812)	–
Income (loss) allocated to the Series C Preferred Stock – continuing operations	–	–	(8,828)
Net income attributable to AIG common shareholders from continuing operations, applicable to common stock for EPS	$7,490	$18,040	$2,254

Income (loss) allocated to the Series C Preferred Stock – discontinued operations	–	–	816
Net income (loss) attributable to AIG common shareholders from discontinued operations, applicable to common stock for EPS	$(4,052)	$1,770	$(208)

Denominator for EPS:
Weighted average shares outstanding – basic	1,687,197,038	1,799,385,757	136,585,844
Dilutive shares	29,603	72,740	63,436

Weighted average shares outstanding – diluted*	1,687,226,641	1,799,458,497	136,649,280

EPS attributable to AIG common shareholders:
Basic and diluted:
Income from continuing operations	$4.44	$10.03	$16.50
Income (loss) from discontinued operations	$(2.40)	$0.98	$(1.52)

*        Dilutive shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, and the warrants issued to the Department of the Treasury in 2009. The number of shares excluded from diluted shares outstanding were 78 million, 76 million and 11 million for the years ended December 31, 2012, 2011 and 2010, respectively, because the effect would have been anti-dilutive.

AIG 2012 Form 10-K

Deemed dividends resulted from the Recapitalization and represent the excess of:

•
the fair value of the consideration transferred to the Department of the Treasury, which consisted of 1,092,169,866 shares of AIG Common Stock, $20.2 billion of AIA SPV Preferred Interests and ALICO SPV Preferred Interests, and a liability for a commitment by us to pay the Department of the Treasury's costs to dispose of all of its shares, over

•
the carrying value of the Series E Preferred Stock and Series F Preferred Stock.

The fair value of the AIG Common Stock issued for the Series C Preferred Stock over the carrying value of the Series C Preferred Stock is not a deemed dividend because the Series C Preferred Stock was contingently convertible into the 562,868,096 shares of AIG Common Stock for which it was exchanged. See Note 25 herein for further discussion of shares exchanged in connection with the Recapitalization.

AIG 2012 Form 10-K

20. STATUTORY FINANCIAL DATA AND RESTRICTIONS

The following table presents statutory surplus and net income (loss) for our property casualty and life insurance and retirement services operations in accordance with statutory accounting practices:

(in millions)	2012	2011	2010

At December 31,
Statutory surplus(a):
Property casualty(b)	$40,111	$40,215
Life insurance and retirement services	14,692	14,184

Years Ended December 31,
Statutory net income (loss)(a)(c):
Property casualty	$3,855	$2,330	$471
Life insurance and retirement services	3,827	797	794

(a)     Excludes discontinued operations and other divested businesses. Statutory surplus and net income (loss) with respect to foreign operations are estimated at November 30.

(b)     The 2011 amount was increased by $917 million for Property casualty and decreased $267 million for Life insurance and retirement services.

(c)     Includes catastrophe losses (property casualty) and Net realized capital gains and losses.

Our insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic and foreign insurance regulatory authorities. The principal differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP for domestic companies are that statutory financial statements do not reflect DAC, some bond portfolios may be carried at amortized cost, investment impairments are determined in accordance with statutory accounting practices, assets and liabilities are presented net of reinsurance, policyholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted.

At December 31, 2012, 2011 and 2010, statutory capital of our insurance subsidiaries exceeded minimum company action level requirements.

Subsidiary Dividend Restrictions

Payments of dividends to us by our insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to our domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. For example, unless permitted by the New York Superintendent of Insurance, property casualty companies domiciled in New York may not pay dividends to shareholders that, in any 12-month period, exceed the lesser of ten percent of such company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income," as defined. Generally, less severe restrictions applicable to both property casualty and life insurance companies exist in most of the other states in which our insurance subsidiaries are domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends.

There are also various local restrictions limiting cash loans and advances to us by our subsidiaries. Largely as a result of these restrictions, approximately 92 percent of the aggregate equity of our consolidated insurance operations was restricted from transfer to AIG Parent at December 31, 2012. We cannot predict how regulatory investigations may affect the ability of our regulated subsidiaries to pay dividends.

To our knowledge, no AIG insurance company is currently on any regulatory or similar "watch list" with regard to solvency.

AIG 2012 Form 10-K

21. SHARE-BASED COMPENSATION AND OTHER PLANS

Our Consolidated Statement of Operations included share-based compensation expense as follows:

Years Ended December 31, (in millions)	2012	2011	2010

Share-based compensation expense – pre-tax*	$286	$(16)	$333
Share-based compensation expense – after tax	186	(10)	216

*         As of December 31, 2012, compensation expense for the majority of our outstanding share-based awards is attributed to liability-classified awards, the value of which are based on our share price at the reporting date. Our share price was $35.30, $23.20 and $57.62 at December 31, 2012, December 31, 2011 and December 31, 2010, respectively, and is the primary driver of the volatility in share-based compensation expense. Pre-tax share-based compensation expense related to discontinued operations for the years ended December 31, 2012, 2011 and 2010 of $15 million ($10 million after tax), ($4 million) (($3 million) after tax) and $18 million ($13 million after tax), respectively, is also included.

Employee Plans

Our employees are granted awards under the AIG 2010 Stock Incentive Plan, as amended (2010 Plan), under which we have issued restricted stock, restricted stock units (RSUs) and stock appreciation rights (SARs). The 2010 Plan supersedes all plans for which share-based awards remain outstanding and is currently the only plan under which share-based awards can be issued.

However, of all grants made under the legacy plans, only grants under the 2007 Stock Incentive Plan (the 2007 Plan) and the Starr International Company, Inc. Deferred Compensation Profit Participation Plans (the SICO Plans) remain unvested as of December 31, 2012.

Our share-settled awards are settled with newly-issued shares of AIG Common Stock. Share awards made by SICO are settled by SICO.

Non-Employee Plans

Our non-employee directors received share-based compensation in the form of deferred stock units (DSUs) under the 2010 Plan with delivery deferred until retirement from the Board. In 2012, 2011 and 2010, we granted to directors 19,434, 21,203 and 14,484 DSUs, respectively.

Stock Options

AIG Stock Option Plan

Options granted under the 2007 Plan and the 1999 Stock Option Plan are vested and out of the money at December 31, 2012. These awards generally vested over four years (25 percent vesting per year) and expired 10 years from the date of grant. There were no stock options granted since 2008; however, in 2012, we issued 558,358 shares in connection with previous exercises of options with delivery deferred.

The following table provides a roll forward of stock option activity:

As of or for the Year Ended December 31, 2012	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Options:
Exercisable at beginning of year	710,298	$1,172.25	2.96
Expired	(196,053)	$1,284.58

Exercisable at end of year	514,245	$1,129.42	2.49

The aggregate intrinsic value for all unexercised options is zero, and no unrecognized compensation costs remain for stock options under these plans at December 31, 2012.

AIG 2012 Form 10-K

Other Share-Settled Awards under Share-Based Plans

AIG 2010 Stock Incentive Plan

The 2010 Plan was adopted at the 2010 Annual Meeting of Shareholders. The total number of shares of AIG Common Stock that may be granted under the 2010 Plan is 60,000,000 (the reserve). During 2012, 2011 and 2010, we granted DSUs, RSUs, restricted stock and stock appreciation rights (SARS) under the 2010 Plan. Each RSU, DSU, SAR and share of restricted stock awarded reduces the number of shares available for future grants by one share. The reserve is also reduced for the issuance of cash-settled share-based awards regardless of the form in which the award is originally granted. At December 31, 2012, a total of 25,031,720 shares remained in reserve for future grants under the 2010 Plan.

AIG 2007 Stock Incentive Plan

The 2007 Plan was adopted at the 2007 Annual Meeting of Shareholders. The 2010 Plan superseded the 2007 Plan, therefore, there were no grants made under the 2007 Plan subsequent to May 11, 2010. During 2010, 114,521 time-vested RSUs were granted under the 2007 Plan and vest on the second or the third anniversary of the date of grant.

SICO Plans

The SICO Plans provide that shares of AIG Common Stock currently held by SICO are set aside for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of shares under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant's termination of employment with us prior to normal retirement age. A significant portion of the awards under the SICO Plans vest the year after the participant reaches age 65, provided that the participant remains employed by us through age 65. The portion of the awards for which early payout is available vest on the applicable payout date.

Although none of the costs of the various benefits provided under the SICO Plans have been paid by us, we have recorded compensation expense for the deferred compensation amounts payable to our employees by SICO, with an offsetting amount credited to Additional paid-in capital reflecting amounts deemed contributed by SICO.

Restricted Stock and Restricted Stock Unit Valuation

The fair value of restricted stock and RSUs is based on the closing price of AIG Common Stock on the date of grant.

The following table summarizes outstanding share-settled awards and RSUs that are fully vested on the date of grant but subject to transfer restrictions under the foregoing plans(a):

	Number of Shares/RSUs		Weighted Average Grant-Date Fair Value
As of or for the Year Ended December 31, 2012	AIG Plans(b)	SICO Plans	AIG Plans	SICO Plans

Unvested, beginning of year(c)	48,892	195,907	$74.57	$1,209.45
Granted	241,268	–	31.04	–
Vested	(240,765)	(48,391)	34.47	747.11
Forfeited	(10,146)	(27,572)	92.70	1,210.60

Unvested, end of year	39,249	119,944	$48.29	$1,197.96

(a)     Excludes DSUs and options, which are discussed under the Non-Employee Plans and Stock Options sections above.

(b)     Excludes legacy Deferred Compensation Profit Participation and Partners Plan for which the final installments (38,959 RSUs) vested on January 1, 2012.

(c)     Adjusted to reflect the Company's election in 2012 to cash-settle RSUs that were previously expected to be share-settled.

The total unrecognized compensation cost (net of expected forfeitures) related to unvested SICO awards is $46 million and the weighted-average and expected period of years over which those costs are expected to be recognized are 5.44 years and 27 years, respectively. The unrecognized expense for all other awards totals less than $1 million, with a weighted average period of less than one year.

AIG 2012 Form 10-K

Liability Awards

We have issued various share-based grants, including restricted stock units, linked to AIG Common Stock, but providing for cash settlement to certain of our most highly compensated employees and executive officers. Share-based cash settled awards are recorded as liabilities until the final payout is made or the award is replaced with a stock-settled award. Compensation expense is recognized over the vesting periods, unless the award is fully vested on the grant date in which case the entire award value is immediately expensed.

Unlike stock-settled awards, which have a fixed grant-date fair value (unless the award is subsequently modified), the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of one share of AIG Common Stock. The liability and corresponding expense are adjusted accordingly until the award is settled.

Restricted Stock Units

Stock Salary Awards

In 2009, we established a program of regular grants of vested stock or units that is generally referred to as "Stock Salary." Stock Salary is determined as a dollar amount through the date that salary is earned and accrued at the same time or times as the salary would otherwise be paid in cash. Stock Salary was granted to any individual qualifying as a senior executive officer or one of our next twenty most highly compensated employees (the Top 25). Stock Salary for a Top 25 employee (other than our CEO) is settled in three equal installments on the first, second and third anniversary of grant. Stock Salary was also granted to individuals qualifying as an executive officer or one of our next 75 most highly compensated employees (Top 26-100), and is generally settled on either the first or third anniversary of grant in accordance with the terms of an employee's award. Except as noted below, Stock Salary grants issued were awarded in the form of immediately vested RSUs, and the number of units awarded was based on the value of AIG Common Stock on the grant date. During 2012, we issued 2,668,436 RSUs to eligible employees.

In 2010, Stock Salary was awarded in the form of fully vested long term performance units (LTPU) that were measured based on a mix of our hybrid securities and AIG Common Stock weighted 80 percent and 20 percent, respectively. In April 2011, unsettled LTPUs were subsequently converted to RSUs based on the value of AIG Common Stock on the conversion date. RSUs are settled in cash based on the value of AIG Common Stock on the applicable settlement date. During 2012, 2011 and 2010 we paid $111 million, $35 million and $18 million respectively to settle awards; for those awards that were unsettled at the end of each year, we recognized a charge of $173 million, a reduction of $1 million and a charge of $192 million in compensation expense in the respective years to reflect fluctuations in the price of AIG Common Stock.

TARP RSUs

TARP RSUs awarded require the achievement of objective performance metrics as a condition to entitlement. When vested and transferable, an award would be settled in 25 percent installments in proportion to the settlement of our TARP obligations. Prior to December 2011, TARP RSUs granted to the Top 25 (other than our CEO) vested on the third anniversary of grant, while TARP RSUs granted to the Top 26-100 vested on the second anniversary of grant and are subject to transferability restrictions for an additional year after vesting. As of December 2011, all TARP RSUs granted will vest in two 50 percent installments on the second and third anniversary of the date of grant. Our TARP obligations were fully repaid in December 2012. Accordingly, 100 percent of outstanding TARP RSUs will vest once the service requirements are satisfied.

Other RSUs

Fully-vested RSUs totaling 271,131 were issued in March 2011 to certain employees in the Top 26-100 based on 2010 performance. Similarly, 301,645 fully vested RSUs were issued in March 2010 for performance in 2009. The RSUs for both awards will be cash-settled in March 2014 and 2013 for the 2010 and 2009 grants, respectively, based on the value of AIG Common Stock on each settlement date. Compensation expense totaling $8 million and $9 million was recorded in December 2010 and December 2009, respectively, when the awards were initially granted and $4 million was recorded for those awards that remained unsettled at December 31, 2012.

AIG 2012 Form 10-K

During 2012, with the exception of 139,169 fully-vested RSUs issued to certain employees, RSUs granted and issued in March 2012 for Recipients' 2011 performance will vest in two 50 percent installments on the second and third anniversary of the date of grant.

Long Term Incentive Plans

Under our Long-Term Incentive Plan (LTIP), certain employees are offered the opportunity to receive additional compensation in the form of cash and/or SARs if certain performance metrics are met. The ultimate value of LTIP awards is contingent on the achievement of performance measures aligned to the participant's business unit over a two-year period and such value could range from zero to twice the target amount. Subsequent to the performance period, the earned awards are subject to an additional time-vesting period. This results in a graded vesting schedule for the cash portion of up to two years, while the SARs portion cliff-vests two years after the performance period ends. For a majority of SARs issued under the 2011 LTIP, the strike price, which is based on our average share price over the 30-day period prior to the March grant date, was $37.40. On January 19, 2011, the previous strike price of $31.91 for SARs issued under both the 2010 LTIP and the 2009 LTIP was adjusted to $26.97 pursuant to anti-dilution provisions of the LTIP due to the issuance of warrants in connection with the Recapitalization (see Note 25 for additional discussion). No SARs were granted in connection with the 2012 LTIP.

The cash portion of the awards expensed in 2012, 2011 and 2010 totaled approximately $189 million, $199 million, and $258 million, respectively.

The following table presents a rollforward of SARs and cash-settled RSUs (excluding stock salary) as well as the related expenses:

	Number of Units
Year Ended December 31, 2012	SARs	TARP RSUs	RSUs

Unvested, beginning of year(a)	14,123,062	1,549,622	7,389
Granted(b)	1,809,842	678,188	836,355
Vested(c)	(1,864,801)	(246,434)	(139,169)
Forfeited	(1,711,530)	(91,942)	(18,285)

Unvested, end of year	12,356,573	1,889,434	686,290

Net compensation expense for the year (in millions)	$84	$31	$17

(a)     Adjusted to reflect our election in 2012 to cash-settle RSUs that were previously expected to be share-settled.

(b)     Represents additional SARs earned as a result of the completion of the performance period for the 2010 LTIP.

(c)     Pursuant to the terms of the LTIP, vesting was accelerated for SARs awarded to employees who became retirement eligible or were deceased.

The total unrecognized compensation cost (net of expected forfeitures) related to unvested SARs and cash-settled RSUs excluding stock salary and the weighted-average periods over which those costs are expected to be recognized are as follows:

At December 31, 2012 (in millions)	Unrecognized Compensation Cost	Weighted- Average Period (years)	Expected Period (years)

SARs	$28	0.87	2
TARP RSUs	33	1.04	3
RSUs	14	1.00	2

AIG 2012 Form 10-K

Stock Appreciation Rights Valuation

We use a Monte Carlo simulation approach, which incorporates a range of input parameters that is consistently applied, to determine the fair value of SARs awards at each reporting period. The table below presents the assumptions used to estimate the fair value of SARs on December 31, 2012.

2012

Expected dividend yield(a)	–%
Expected volatility(b)	33.78 - 40.57%
Weighted-average volatility	37.64%
Risk-free interest rate(c)	0.34 - 0.40%
Expected term(d)	1.0 - 2.0 years

(a)     The dividend yield is estimated at zero percent given our recent dividend history. See Note 17 herein for additional information.

(b)     The expected volatilities are the implied volatilities with the nearest maturity and strike price as of valuation date from actively traded stock options on AIG Common Stock.

(c)     The risk-free interest rate is the continuously compounded interest rate for the term between the valuation date and maturity date that is assumed to be constant and equal to the interpolated value between the closest data points on the USD LIBOR-Swap curve as of valuation date.

(d)     The term to maturity is specified in the contract of each SARs grant.

AIG 2012 Form 10-K

22. EMPLOYEE BENEFITS

Pension Plans

We offer various defined benefit plans to eligible employees based on years of service.

The U.S. AIG Retirement Plan (the qualified plan) is a noncontributory defined benefit plan, which is subject to the provisions of ERISA. U.S. salaried employees who are employed by a participating company and completed 12 months of continuous service are eligible to participate in the plan. Effective April 1, 2012, the qualified plan was converted to a cash balance formula comprised of pay credits based on six percent of a plan participant's annual compensation (subject to IRS limitations) and annual interest credits. In addition, employees can take their vested benefits when they leave AIG as a lump sum or an annuity option after completing at least three years of service. However, employees satisfying certain age and service requirements (i.e. grandfathered employees) remain covered under the old plan formula, which is based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. Grandfathered employees will receive the higher of the benefits under the cash balance or final average pay formula at retirement. Non-U.S. defined benefit plans are generally either based on the employee's years of credited service and compensation in the years preceding retirement or on points accumulated based on the employee's job grade and other factors during each year of service.

We also sponsor several non-qualified unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by the qualified plan. These include the AIG Non-Qualified Retirement Income Plan (AIG NQRIP) formerly known as AIG Excess Retirement Income Plan, which provides a benefit equal to the reduction in benefits payable to certain employees under the qualified plan as a result of federal tax limitations on compensation and benefits payable, and the Supplemental Executive Retirement Plan (Supplemental), which provides additional retirement benefits to designated executives. Under the Supplemental plan, an annual benefit accrues at a percentage of final average pay multiplied by each year of credited service, not greater than 60 percent of final average pay, reduced by any benefits from the current and any predecessor retirement plans (including the AIG NQRIP Plan), Social Security, and any benefits accrued under a Company sponsored foreign deferred compensation plan. As of December 2012, we are no longer subject to the Special Master for TARP Executive Compensation; therefore, the suspension of future benefit accruals in the non-qualified retirement plans for our Top 100 most highly compensated employees is lifted.

Postretirement Plans

We also provide postretirement medical care and life insurance benefits in the U.S. and in certain non-U.S. countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and attaining a specified age. Overseas, benefits vary by geographic location.

U.S. postretirement medical and life insurance benefits are based upon the employee attaining the age of 55 and having a minimum of ten years of service. Eligible employees who have medical coverage can enroll in retiree medical without having to elect immediate retirement pension benefits. Medical benefits are contributory, while the life insurance benefits are generally non-contributory. Retiree medical contributions vary from requiring no cost for pre-1989 retirees to requiring actual premium payments reduced by certain subsidies for post-1993 retirees. These contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination. Effective April 1, 2012, the retiree medical employer subsidy for the AIG Postretirement plan was eliminated for employees who were not grandfathered. Additionally, new employees hired after December 31, 2012 are not eligible for retiree life insurance.

The following table presents the funded status of the plans, reconciled to the amount reported in the Consolidated Balance Sheet. The measurement date for most of the Non-U.S. defined benefit pension and

AIG 2012 Form 10-K

postretirement plans is November 30, consistent with the fiscal year end of the sponsoring companies. For all other plans, measurement occurs as of December 31.

	Pension				Postretirement(a)
As of or for the Years Ended December 31, (in millions)	U.S. Plans(b)		Non-U.S. Plans(b)		U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011	2012	2011

Change in projected benefit obligation:
Benefit obligation, beginning of year	$4,438	$3,878	$1,137	$1,981	$236	$279	$52	$66
Service cost	154	150	53	66	5	8	3	4
Interest cost	200	207	34	37	11	13	2	2
Actuarial (gain) loss	536	653	69	(7)	22	6	11	7
Benefits paid:
AIG assets	(12)	(8)	(7)	(26)	(11)	(7)	(1)	(1)
Plan assets	(150)	(118)	(35)	(48)	–	–	–	–
Plan amendment	–	(324)	4	(11)	(8)	(63)	–	–
Curtailments	(5)	–	(3)	–	–	–	(1)	–
Settlements	–	–	(20)	(56)	–	–	–	–
Foreign exchange effect	–	–	(32)	80	–	–	–	1
Dispositions	–	–	–	(888)	–	–	–	(30)
Acquisitions	–	–	–	–	–	–	–	–
Other	–	–	5	9	–	–	–	3

Projected benefit obligation, end of year	$5,161	$4,438	$1,205	$1,137	$255	$236	$66	$52

Change in plan assets:
Fair value of plan assets, beginning of year	$3,432	$3,425	$683	$954	$–	$–	$–	$–
Actual return on plan assets, net of expenses	438	125	34	3	–	–	–	–
AIG contributions	12	8	86	100	11	7	1	1
Benefits paid:
AIG assets	(12)	(8)	(7)	(26)	(11)	(7)	(1)	(1)
Plan assets	(150)	(118)	(35)	(48)	–	–	–	–
Settlements	–	–	(20)	(56)	–	–	–	–
Foreign exchange effect	–	–	(15)	45	–	–	–	–
Dispositions	–	–	–	(295)	–	–	–	–
Acquisitions	–	–	–	–	–	–	–	–
Other	–	–	1	6	–	–	–	–

Fair value of plan assets, end of year	$3,720	$3,432	$727	$683	$–	$–	$–	$–

Funded status, end of year	$(1,441)	$(1,006)	$(478)	$(454)	$(255)	$(236)	$(66)	$(52)

Amounts recognized in the consolidated balance sheet:

Assets	$–	$–	$65	$80	$–	$–	$–	$–

Liabilities	(1,441)	(1,006)	(543)	(534)	(255)	(236)	(66)	(52)

Total amounts recognized	$(1,441)	$(1,006)	$(478)	$(454)	$(255)	$(236)	$(66)	$(52)

Pre tax amounts recognized in Accumulated other comprehensive income (loss):

Net gain (loss)	$(1,764)	$(1,550)	$(299)	$(272)	$(40)	$(18)	$1	$(2)

Prior service (cost) credit	267	303	21	30	46	48	(13)	1

Total amounts recognized	$(1,497)	$(1,247)	$(278)	$(242)	$6	$30	$(12)	$(1)

(a)     We do not currently fund postretirement benefits.

(b)     Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $238 million and $210 million for the U.S. and $299 million and $267 million for the non-U.S. at December 31, 2012 and 2011, respectively.

AIG 2012 Form 10-K

The following table presents the accumulated benefit obligations for U.S. and Non-U.S. pension benefit plans:

At December 31, (in millions)	2012	2011

U.S. pension benefit plans	$4,827	$4,291
Non-U.S. pension benefit plans	$1,125	$895

Defined benefit pension plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
At December 31, (in millions)
	2012	2011	2012	2011	2012	2011	2012	2011

Projected benefit obligation	$5,161	$4,438	$1,028	$956	$5,161	$4,438	$1,018	$916
Accumulated benefit obligation	4,827	4,291	964	895	4,827	4,291	959	864
Fair value of plan assets	3,720	3,432	485	422	3,720	3,432	478	388

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in Accumulated other comprehensive income (loss) with respect to the defined benefit pension plans and other postretirement benefit plans:

	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
(in millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010

Components of net periodic benefit cost:
Service cost	$154	$150	$149	$53	$66	$137	$5	$8	$8	$3	$4	$8
Interest cost	200	207	216	34	37	59	11	13	15	2	2	4
Expected return on assets	(240)	(250)	(259)	(20)	(25)	(31)	–	–	–	–	–	–
Amortization of prior service (credit) cost	(33)	(7)	1	(4)	(4)	(9)	(10)	(2)	–	–	–	–
Amortization of net (gain) loss	118	65	57	13	15	45	–	–	(1)	–	–	–
Net curtailment (gain) loss	–	–	1	1	–	(1)	–	–	(2)	(1)	–	–
Net settlement (gain) loss	–	–	58	4	8	3	–	–	(6)	–	–	–
Other	–	–	–	–	–	2	–	–	–	–	–	–

Net periodic benefit cost	$199	$165	$223	$81	$97	$205	$6	$19	$14	$4	$6	$12

Amount associated with discontinued operations	$(2)	$–	$1	$–	$–	$–	$–	$–	$–	$–	$–	$–

Total recognized in Accumulated other comprehensive income (loss)	$(250)	$(396)	$85	$(36)	$261	$167	$(23)	$56	$(3)	$(11)	$(6)	$16

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(447)	$(561)	$(139)	$(117)	$164	$(38)	$(29)	$37	$(17)	$(15)	$(12)	$4

The estimated net loss and prior service credit that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $145 million and $37 million, respectively, for our combined defined benefit pension plans. For the defined benefit postretirement plans, the estimated amortization from Accumulated other comprehensive income for net loss and prior service credit that will be amortized into net periodic benefit cost over the next fiscal year will be less than $9 million in the aggregate.

The annual pension expense in 2013 for the AIG U.S. and non-U.S. defined benefit pension plans is expected to be approximately $292 million including less than $1 million associated with ILFC. A 100 basis point increase in the discount rate or expected long-term rate of return would decrease the 2013 expense by approximately $90 million and $43 million, respectively, with all other items remaining the same. Conversely, a 100 basis point decrease in the discount rate or expected long-term rate of return would increase the 2013 expense by approximately $96 million and $43 million, respectively, with all other items remaining the same.

AIG 2012 Form 10-K

Assumptions

The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension		Postretirement
	U.S. Plans	Non-U.S. Plans(a)	U.S. Plans	Non-U.S. Plans(a)

December 31, 2012
Discount rate	3.93%	2.62%	3.67%	3.45%
Rate of compensation increase	4.00%	2.86%	N/A	3.55%

December 31, 2011
Discount rate	4.62%	3.02%	4.51%	4.19%
Rate of compensation increase	4.00%	2.94%	N/A	3.61%

(a)     The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2012	2011

Following year:
Medical (before age 65)	7.39%	7.59%
Medical (age 65 and older)	6.82%	6.88%

Ultimate rate to which cost increase is assumed to decline	4.50%	4.50%

Year in which the ultimate trend rate is reached:
Medical (before age 65)	2027	2027
Medical (age 65 and older)	2027	2027

A one percent point change in the assumed healthcare cost trend rate would have the following effect on our postretirement benefit obligations:

	One Percent Increase		One Percent Decrease
At December 31, (in millions)
	2012	2011	2012	2011

U.S. plans	$5	$3	$(4)	$(3)
Non-U.S. plans	$15	$11	$(11)	$(8)

Our postretirement plans provide benefits primarily in the form of defined employer contributions rather than defined employer benefits. Changes in the assumed healthcare cost trend rate are subject to caps for U.S. plans. Our non-U.S. postretirement plans are not subject to caps.

AIG 2012 Form 10-K

The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension		Postretirement
At December 31,	U.S. Plans	Non-U.S. Plans(a)	U.S. Plans	Non-U.S. Plans(a)

2012
Discount rate	4.62%	3.02%	4.51%	4.19%
Rate of compensation increase	4.00%	2.94%	N/A	3.61%
Expected return on assets	7.25%	2.91%	N/A	N/A

2011
Discount rate	5.50%	2.25%	5.25%	4.00%
Rate of compensation increase	4.00%	3.00%	N/A	3.00%
Expected return on assets	7.50%	3.14%	N/A	N/A

2010
Discount rate	6.00%	2.75%	5.75%	3.75%
Rate of compensation increase	4.00%	3.50%	N/A	3.75%
Expected return on assets	7.75%	3.75%	N/A	N/A

(a)     The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of the subsidiaries providing such benefits.

Discount Rate Methodology

The projected benefit cash flows under the U.S. AIG Retirement plan were discounted using the spot rates derived from the Mercer Pension Discount Yield Curve at December 31, 2012 and December 31, 2011, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 3.94 percent at December 31, 2012 and 4.62 percent at December 31, 2011. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. plans.

In general, the discount rates for non-U.S. pension plans were developed based on the duration of liabilities on a plan by plan basis and were selected by reference to high quality corporate bonds in developed markets or local government bonds where developed markets are not as robust or are nonexistent.

The projected benefit obligation for Japan represents approximately 57 and 62 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2012 and 2011, respectively. The weighted average discount rate of 1.54 and 1.70 percent at December 31, 2012 and 2011 respectively for Japan was selected by reference to the AA rated corporate bonds reported by Rating and Investment Information, Inc. based on the duration of the plans' liabilities.

Plan Assets

The investment strategy with respect to assets relating to our U.S. and non-U.S. pension plans is designed to achieve investment returns that will (a) provide for the benefit obligations of the plans over the long term; (b) limit the risk of short-term funding shortfalls; and (c) maintain liquidity sufficient to address cash needs. Accordingly, the asset allocation strategy is designed to maximize the investment rate of return while managing various risk factors, including but not limited to, volatility relative to the benefit obligations, diversification and concentration, and the risk and rewards profile indigenous to each asset class. The assessment of the expected rate of return for all our plans is long-term and thus not expected to change annually; however, significant changes in investment strategy or economic conditions may warrant such a change.

There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2012 or 2011.

AIG 2012 Form 10-K

U.S. Pension Plans

The long-term strategic asset allocation is reviewed and revised approximately every three years. The plans' assets are monitored by the investment committee of our Retirement Board and the investment managers, which includes allocating the plans' assets among approved asset classes within pre-approved ranges permitted by the strategic allocation.

The following table presents the asset allocation percentage by major asset class for U.S. pension plans and the target allocation:

At December 31,	Target 2013	Actual 2012	Actual 2011

Asset class:
Equity securities	45%	44%	52%
Fixed maturity securities	30%	29%	30%
Other investments	25%	27%	18%

Total	100%	100%	100%

The expected long-term rate of return for the plan was 7.25 and 7.50 percent for 2012 and 2011, respectively. The expected rate of return is an aggregation of expected returns within each asset class category and incorporates the current and target asset allocations. The combination of the expected asset return and any contributions made by us are expected to maintain the plans' ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.

Non-U.S. Pension Plans

The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.

The following table presents the asset allocation percentage by major asset class for Non-U.S. pension plans and the target allocation:

At December 31,	Target 2013	Actual 2012	Actual 2011

Asset class:
Equity securities	28%	36%	38%
Fixed maturity securities	43%	43%	39%
Other investments	28%	6%	6%
Cash and cash equivalents	1%	15%	17%

Total	100%	100%	100%

The expected weighted average long-term rates of return for our non-U.S. pension plans was 2.91 and 3.14 percent for the years ended December 31, 2012 and 2011, respectively. The expected rate of return for each country is an aggregation of expected returns within each asset class for such country. For each country, the return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.

Assets Measured at Fair Value

We are required to disclose the level of the fair value measurement of the plan assets. The inputs and methodology used in determining the fair value of these assets are consistent with those used to measure our assets as noted in Note 6 herein.

AIG 2012 Form 10-K

The following table presents information about our plan assets based on the level within the fair value hierarchy in which the fair value measurement falls:

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

At December 31, 2012
Assets:
Cash & cash equivalents	$229	$–	$–	$229	$113	$–	$–	$113
Equity securities:
U.S.(a)	1,331	15	–	1,346	21	1	–	22
International(b)	290	18	–	308	240	–	–	240
Fixed maturity securities:
U.S. investment grade(c)	–	763	11	774	–	–	–	–
International investment grade(c)	–	112	–	112	–	169	–	169
U.S. and international high yield(d)	–	134	–	134	–	96	–	96
Mortgage and other asset-backed securities(e)	–	59	–	59	–	–	–	–
Other fixed maturity securities	–	–	–	–	–	17	27	44
Other investment types:
Hedge funds(f)	–	334	–	334	–	–	–	–
Commodities	–	170	–	170	–	–	–	–
Private equity(g)	–	–	225	225	–	–	–	–
Insurance contracts	–	29	–	29	–	–	43	43

Total	$1,850	$1,634	$236	$3,720	$374	$283	$70	$727

At December 31, 2011
Assets:
Cash & cash equivalents	$9	$–	$–	$9	$114	$–	$–	$114
Equity securities:
U.S.(a)	1,449	13	–	1,462	19	–	–	19
International(b)	305	16	–	321	242	1	–	243
Fixed maturity securities:
U.S. investment grade(c)	–	794	1	795	–	–	–	–
International investment grade(c)	–	–	–	–	–	139	–	139
U.S. and international high yield(d)	–	104	–	104	–	88	–	88
Mortgage and other asset-backed securities(e)	–	80	36	116	–	–	–	–
Other fixed maturity securities	–	–	–	–	–	40	1	41
Other investment types:
Hedge funds(f)	–	345	–	345	–	–	–	–
Commodities	–	26	–	26	–	–	–	–
Private equity(g)	–	–	223	223	–	–	–	–
Insurance contracts	–	31	–	31	–	–	39	39

Total	$1,763	$1,409	$260	$3,432	$375	$268	$40	$683

(a)     Includes index funds that primarily track several indices including S&P 500 and S&P Small Cap 600 in addition to other actively managed accounts comprised of investments in large cap companies.

(b)     Includes investments in companies in emerging and developed markets.

(c)     Represents investments in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(d)     Consists primarily of investments in securities or debt obligations that have a rating below investment grade.

(e)     Comprised primarily of investments in U.S. government agency or U.S. government sponsored agency bonds.

(f)      Includes funds comprised of macro, event driven, long/short equity, and controlled risk hedge fund strategies and a separately managed controlled risk strategy.

(g)     Includes funds that are diverse by geography, investment strategy, and sector.

AIG 2012 Form 10-K

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we have no significant concentrations of risks.

The U.S. pension plan holds a group annuity contract with US Life, one of our subsidiaries, which totaled $29 million and $31 million at December 31, 2012 and 2011, respectively.

Changes in Level 3 fair value measurements

The following table presents changes in our U.S. and Non-U.S. Level 3 plan assets measured at fair value:

At December 31, 2012 (in millions)	Balance Beginning of year	Net Realized and Unrealized Gains (Losses)	Purchases	Sales	Issuances	Settlements	Transfers In	Transfers Out	Balance at End of year	Changes in Unrealized Gains (Losses) on Instruments Held at End of year

U.S. Plan Assets:
Fixed maturity
U.S. investment grade	$1	$5	$9	$(29)	$–	$(10)	$36	$(1)	$11	$1
Mortgage and other asset-backed securities	36	–	–	–	–	–	–	(36)	–	–
Private equity	223	9	23	(26)	–	–	4	(8)	225	(14)

Total	$260	$14	$32	$(55)	$–	$(10)	$40	$(45)	$236	$(13)

Non-U.S. Plan Assets:
Other fixed maturity securities	$1	$–	$–	$(1)	$–	$–	$27	$–	$27	$–
Insurance contracts	39	2	2	–	–	–	–	–	43	–

Total	$40	$2	$2	$(1)	$–	$–	$27	$–	$70	$–

At December 31, 2011 (in millions)	Balance Beginning of year	Net Realized and Unrealized Gains (Losses)	Purchases	Sales	Issuances	Settlements	Transfers In	Transfers Out	Balance at End of year	Changes in Unrealized Gains (Losses) on Instruments Held at End of year

U.S. Plan Assets:
Fixed maturity
U.S. investment grade	$1	$–	$–	$–	$–	$–	$–	$–	$1	$–
U.S. and international high yield	–	–	–	–	–	(1)	1	–	–	1
Mortgage and other asset-backed securities	80	1	34	(79)	–	(1)	4	(3)	36	13
Equities – U.S.	–	–	–	–	–	–	–	–	–	–
Private equity	209	5	30	(20)	–	(1)	–	–	223	(23)

Total	$290	$6	$64	$(99)	$–	$(3)	$5	$(3)	$260	$(9)

Non-U.S. Plan Assets:
Other fixed maturity securities	$–	$–	$1	$–	$–	$–	$–	$–	$1	$–
Private equity	–	–	–	–	–	–	–	–	–	–
Insurance contracts	34	3	2	–	–	–	–	–	39	–

Total	$34	$3	$3	$–	$–	$–	$–	$–	$40	$–

Transfers of Level 1 and Level 2 Assets and Liabilities

Our policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. We had no significant transfers between Level 1 and Level 2 during the year ended December 31, 2012.

Transfers of Level 3 Assets

During the year ended December 31, 2012, transfers of Level 3 assets included certain U.S. investment grade and mortgage backed securities and other fixed maturity securities. These transfers were due to a decrease in market transparency, downward credit migration and an overall increase in price disparity for certain individual security types.

AIG 2012 Form 10-K

Expected Cash Flows

Funding for the U.S. pension plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions for the AIG Retirement Plan in 2013. Supplemental, AIG NQRIP and postretirement plan payments are deductible when paid.

Our annual pension contribution in 2013 is expected to be approximately $100 million for our U.S. and non-U.S. non-qualified plans. No contributions to the AIG Retirement Plan are currently anticipated. These estimates are subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management's discretion.

The expected future benefit payments, net of participants' contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
(in millions)	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

2013	$312	$48	$16	$1
2014	322	44	17	1
2015	328	44	18	1
2016	336	47	18	1
2017	351	51	19	1
2018 - 2022	1,830	287	107	10

Defined Contribution Plans

In addition to several small defined contribution plans, we sponsor a voluntary savings plan for U.S. employees which provide for pre-tax salary reduction contributions by employees. Effective January 1, 2012, the Company matching contribution was changed to 100 percent of the first six percent of participant contributions, up to the IRS maximum limits of $17,000 for employee contributions and to $15,000 for the Company matching contribution, irrespective of their length of service. Prior to the change, company contributions of up to seven percent of annual salary were made depending on the employee's years of service subject to certain compensation limits.

Pre-tax expenses associated with this plan were $132 million, $98 million and $102 million in 2012, 2011 and 2010 respectively, excluding approximately $1 million per year relating to ILFC.

AIG 2012 Form 10-K

23. OWNERSHIP

Through registered public offerings, the Department of the Treasury disposed of all of its ownership of AIG Common Stock during 2012 and 2011. The Department of the Treasury still owns two series of warrants (the Series D Warrant and Series F Warrant, respectively). The Series D Warrant provides for the purchase of 2,689,938 shares of AIG Common Stock at $50 per share. The Series F Warrant provides for the purchase of 150 shares of AIG Common Stock at $0.00002 per share. Both series of warrants have a 10-year term and are exercisable at any time, in whole or in part. For discussion of the Recapitalization, see Note 25 herein.

A Schedule 13G/A filed February 14, 2013 reports aggregate ownership of 110,209,093 shares, or approximately 7.3 percent (based on the AIG Common Stock outstanding, as adjusted to reflect the warrants owned), of AIG Common Stock and warrants (85,862,294 shares plus 24,346,799 warrants) as of December 31, 2012, including securities beneficially owned by The Fairholme Fund and other funds and investment vehicles managed by Fairholme Capital Management and securities owned by Mr. Bruce Berkowitz personally. The calculation of ownership interest for purposes of the AIG Tax Asset Protection Plan and Article 13 of our Restated Certificate of Incorporation is different than beneficial ownership for Schedule 13G.

AIG 2012 Form 10-K

24. INCOME TAXES

The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred.

Years Ended December 31, (in millions)	2012	2011	2010

U.S.	$5,515	$(566)	$15,749
Foreign	3,807	682	4,498

Total	$9,322	$116	$20,247

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31, (in millions)	2012	2011	2010

Foreign and U.S. components of actual income tax expense:
Foreign:
Current	$484	$302	$823
Deferred	(275)	(20)	270
U.S.:
Current	311	(284)	(243)
Deferred	1,050	(19,422)	6,143

Total	$1,570	$(19,424)	$6,993

Our actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

	2012			2011			2010
Years Ended December 31, (dollars in millions)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/ (Benefit)	Percent of Pre-Tax Income

U.S. federal income tax at statutory rate adjustments:	$2,893	$1,013	35.0%	$2,604	$911	35.0%	$22,877	$8,007	35.0%
Tax exempt interest		(302)	(10.4)		(454)	(17.4)		(587)	(2.6)
Investment in subsidiaries and partnerships		(26)	(0.9)		(224)	(8.6)		(1,319)	(5.8)
Variable interest entities		32	1.1		(43)	(1.7)		(2)	–
Uncertain tax positions		586	20.3		(29)	(1.1)		(36)	(0.2)
Dividends received deduction		(58)	(2.0)		(52)	(2.0)		(108)	(0.5)
Effect of foreign operations		172	5.9		(386)	(14.8)		602	2.6
Bargain purchase gain		–	–		–	–		(116)	(0.5)
State income taxes		(83)	(2.9)		(85)	(3.3)		(104)	(0.5)
Other		(107)	(3.7)		116	4.5		215	1.0
Effect of discontinued operations		(127)	(4.4)		(173)	(6.6)		119	0.5
Effect of discontinued operations – goodwill		–	–		–	–		1,268	5.5
Valuation allowance:
Continuing operations		(1,907)	(65.9)		(18,307)	NM		1,361	6.0
Discontinued operations		–	–		–	–		1,292	5.7

Consolidated total amounts	2,893	(807)	(27.9)	2,604	(18,726)	NM	22,877	10,592	46.2
Amounts attributable to discontinued operations	(6,429)	(2,377)	37.0	2,488	698	28.1	2,630	3,599	136.8

Amounts attributable to continuing operations	$9,322	$1,570	16.8%	$116	$(19,424)	NM %	$20,247	$6,993	34.5%

AIG 2012 Form 10-K

For the year ended December 31, 2012, the effective tax rate on pre-tax income from continuing operations was 16.8 percent. The effective tax rate for the year ended December 31, 2012, attributable to continuing operations differs from the statutory rate primarily due to tax benefits of $1.9 billion related to a decrease in the life-insurance-business capital loss carryforward valuation allowance and $302 million associated with tax exempt interest income. These items were partially offset by charges of $586 million related to uncertain tax positions and $172 million associated with the effect of foreign operations.

For the year ended December 31, 2011, the effective tax rate on pre-tax income from continuing operations was not meaningful, due to the significant effect of releasing approximately $18.4 billion of the deferred tax asset valuation allowance. Other factors that contributed to the difference from the statutory rate included tax benefits of $454 million associated with tax exempt interest income, $386 million associated with the effect of foreign operations, and $224 million related to our investment in subsidiaries and partnerships.

For the year ended December 31, 2010, the effective tax rate on pre-tax income from continuing operations was 34.5 percent. The effective tax rate for the year ended December 31, 2010, attributable to continuing operations differs from the statutory rate primarily due to tax benefits of $1.3 billion associated with our investment in subsidiaries and partnerships, principally the AIA SPV which is treated as a partnership for U.S. tax purposes, and $587 million associated with tax exempt interest, partially offset by an increase in the valuation allowance attributable to continuing operations of $1.4 billion.

The following table presents the components of the net deferred tax assets (liabilities):

December 31, (in millions)	2012	2011

Deferred tax assets:
Losses and tax credit carryforwards	$25,359	$28,223
Unrealized loss on investments	3,365	2,436
Accruals not currently deductible, and other	4,499	6,431
Investments in foreign subsidiaries and joint ventures	1,435	1,432
Loss reserve discount	1,235	1,260
Loan loss and other reserves	547	877
Unearned premium reserve reduction	1,145	1,696
Employee benefits	1,483	1,217

Total deferred tax assets	39,068	43,572

Deferred tax liabilities:
Adjustment to life policy reserves	(1,817)	(1,978)
Deferred policy acquisition costs	(2,816)	(3,340)
Flight equipment, fixed assets and intangible assets	(2,015)	(4,530)
Unrealized gains related to available for sale debt securities	(7,464)	(4,010)
Other	(225)	(378)

Total deferred tax liabilities	(14,337)	(14,236)

Net deferred tax assets before valuation allowance	24,731	29,336
Valuation allowance	(8,036)	(11,047)

Net deferred tax assets (liabilities)	$16,695	$18,289

The following table presents our U.S. consolidated income tax group tax losses and credits carryforwards as of December 31, 2012 on a tax return basis.

December 31, 2012 (in millions)	Gross	Tax Effected	Expiration Periods

Net operating loss carryforwards	$40,872	$14,305	2025 - 2031
Capital loss carryforwards – Life	17,249	6,037	2013 - 2014
Capital loss carryforwards – Non-Life	88	31	2013
Foreign tax credit carryforwards	–	5,549	2015 - 2022
Other carryforwards and other	–	515	Various

Total AIG U.S. consolidated income tax group tax losses and credits carryforwards		$26,437

AIG 2012 Form 10-K

Assessment of Deferred Tax Asset Valuation Allowance

The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

Our framework for assessing the recoverability of deferred tax assets weighs the sustainability of recent operating profitability, the predictability of future operating profitability of the character necessary to realize the deferred tax assets, and our emergence from cumulative losses in recent years. The framework requires us to consider all available evidence, including:

•
the nature, frequency, and severity of cumulative financial reporting losses in recent years;

•
the sustainability of recent operating profitability of our subsidiaries in various tax jurisdictions;

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

As a result of sales in the ordinary course of business to manage the investment portfolio and the application of prudent and feasible tax planning strategies during the year ended December 31, 2012, AIG determined that an additional portion of the life insurance business capital loss carryforwards will more-likely-than-not be realized prior to their expiration.

For the year ended December 31, 2012, AIG released $2.1 billion of its deferred tax asset valuation allowance associated with the life insurance business capital loss carryforwards, of which $1.9 billion was allocated to income from continuing operations. Additional life insurance business capital loss carryforwards may be realized in the future if and when other prudent and feasible tax planning strategies are identified. Changes in market conditions, including rising interest rates above AIG's projections, may result in a reduction in projected taxable gains and reestablishment of a valuation allowance.

The following table presents the net deferred tax assets (liabilities) for December 31, 2012, and December 31, 2011, respectively, on a U.S. GAAP basis:

December 31, (in millions)	2012	2011

Net U.S. consolidated return group deferred tax assets	$29,550	$29,442
Net deferred tax assets (liabilities) in Other comprehensive income	(7,174)	(3,041)
Valuation allowance	(5,068)	(7,240)

Subtotal	17,308	19,161

Net foreign, state & local deferred tax assets	3,126	4,261
Valuation allowance	(2,968)	(3,807)

Subtotal	158	454

Subtotal – Net U.S, foreign, state & local deferred tax assets	17,466	19,615
Net foreign, state & local deferred tax liabilities	(771)	(1,326)

Total AIG net deferred tax assets (liabilities)	$16,695	$18,289

Deferred Tax Asset Valuation Allowance of U.S. Consolidated Income Tax Group

At December 31, 2012, and December 31, 2011, our U.S. consolidated income tax group had net deferred tax assets (liabilities) after valuation allowance of $17.3 billion and $19.2 billion, respectively. At December 31, 2012, and December 31, 2011, our U.S. consolidated income tax group had valuation allowances of $5.1 billion and $7.2 billion, respectively.

AIG 2012 Form 10-K

For the year ended December 31, 2011, the decrease in the U.S. consolidated income tax group deferred tax asset valuation allowance was $18.4 billion. The entire decrease in the deferred tax asset valuation allowance was allocated to continuing operations. The amount allocated to continuing operations also included the decrease in the deferred tax asset valuation allowance attributable to the anticipated inclusion of the ALICO SPV within the 2011 U.S. consolidated federal income tax return.

Deferred Tax Liability – Foreign, State and Local

At December 31, 2012 and December 31, 2011, we had net deferred tax liabilities of $613 million and $872 million, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns.

At December 31, 2012 and December 31, 2011, we had deferred tax asset valuation allowances of $2.9 billion and $3.8 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. We maintained these valuation allowances following our conclusion that we could not demonstrate that it was more likely than not that the related deferred tax assets will be realized. This was primarily due to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions over the relevant carryforward periods.

Tax Examinations and Litigation

We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Several U.S. subsidiaries included in the consolidated financial statements previously filed separate U.S. federal income tax returns and were not part of our U.S. consolidated income tax group. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable U.S. and foreign law.

The statute of limitations for all tax years prior to 2000 has expired for our consolidated federal income tax return. We are currently under examination for the tax years 2000 through 2006.

On March 20, 2008, we received a Statutory Notice of Deficiency (Notice) from the IRS for years 1997 to 1999. The Notice asserted that we owe additional taxes and penalties for these years primarily due to the disallowance of foreign tax credits associated with cross-border financing transactions. The transactions that are the subject of the Notice extend beyond the period covered by the Notice, and the IRS is challenging the later periods. It is also possible that the IRS will consider other transactions to be similar to these transactions. We have paid the assessed tax plus interest and penalties for 1997 to 1999. On February 26, 2009, we filed a complaint in the United States District Court for the Southern District of New York seeking a refund of approximately $306 million in taxes, interest and penalties paid with respect to its 1997 taxable year. We allege that the IRS improperly disallowed foreign tax credits and that our taxable income should be reduced as a result of our 2005 restatement of its consolidated financial statements.

On March 29, 2011, the U.S. District Court, Southern District of New York, ruled on a motion for partial summary judgment that we filed on July 30, 2010 related to the disallowance of foreign tax credits associated with cross border financing transactions. The court denied our motion with leave to renew following the completion of discovery regarding certain transactions referred to in our motion, which we believe may be significant to the outcome of the action.

On August 1, 2012, we filed a motion for partial summary judgment. The parties completed submission of briefs in support of their respective positions on November 12, 2012. As of February 21, 2013 the motion remains pending. We will vigorously defend our position, and continue to believe that we have adequate reserves for any liability that could result from the IRS actions.

We also filed an administrative refund claim on September 9, 2010 for our 1998 and 1999 tax years.

We continue to monitor legal and other developments in this area and evaluate the effect, if any, on our position, including recent decisions adverse to other taxpayers.

AIG 2012 Form 10-K

Accounting For Uncertainty in Income Taxes

The following table presents a rollforward of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31, (in millions)	2012	2011	2010

Gross unrecognized tax benefits, beginning of year	$4,279	$5,296	$4,843
Increases in tax positions for prior years	322	239	888
Decreases in tax positions for prior years	(253)	(1,046)	(470)
Increases in tax positions for current year	–	48	49
Lapse in statute of limitations	(8)	(7)	(6)
Settlements	(5)	(259)	(12)
Activity of discontinued operations	50	8	–
Less: Unrecognized tax benefits of held for sale entities	–	–	4

Gross unrecognized tax benefits, end of year	$4,385	$4,279	$5,296

At December 31, 2012, 2011 and 2010, our unrecognized tax benefits related to tax positions that if recognized would not affect the effective tax rate as they relate to such factors as the timing, rather than the permissibility, of the deduction were $0.2 billion, $0.7 billion and $1.7 billion, respectively. Accordingly, at December 31, 2012, 2011 and 2010, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.2 billion, $3.5 billion and $3.6 billion, respectively.

The decrease in the gross unrecognized tax benefits for 2012 was primarily related to tax positions that did not affect the effective tax rate because they relate to timing.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2012 and 2011, we had accrued liabilities of $935 million and $744 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2012, 2011 and 2010, we accrued expense (benefits) of $189 million, $(174) million and $149 million, respectively, for the payment of interest (net of the federal benefit) and penalties.

We regularly evaluate adjustments proposed by taxing authorities. At December 31, 2012, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2012	Open Tax Years

Major Tax Jurisdiction
United States	2000 - 2011
Australia	2008 - 2011
France	2008 - 2011
Japan	2007 - 2011
Korea	2007 - 2011
Singapore	2011
United Kingdom	2010 - 2011

AIG 2012 Form 10-K

25. RECAPITALIZATION

On January 14, 2011 (the Closing), we completed a series of integrated transactions to recapitalize AIG (the Recapitalization) with the Department of the Treasury, the FRBNY and AIG Credit Facility Trust (the Trust), including the repayment of all amounts owed under the FRBNY Credit Facility. At the Closing, we recognized a net loss on extinguishment of debt, primarily representing $3.3 billion in accelerated amortization of the remaining prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility.

Repayment and Termination of the FRBNY Credit Facility

At the Closing, we repaid to the FRBNY approximately $21 billion in cash, representing complete repayment of all amounts owed under the FRBNY Credit Facility, and the FRBNY Credit Facility was terminated. The funds for the repayment came from the net cash proceeds from our sale of 67 percent of the ordinary shares of AIA in its initial public offering and from our sale of ALICO in 2010.

Repurchase and Exchange of SPV Preferred Interests

At the Closing, we drew down approximately $20.3 billion (the Series F Closing Drawdown Amount) under the Department of the Treasury Commitment (Series F) pursuant to the Series F SPA. The Series F Closing Drawdown Amount was the full amount remaining under the Department of the Treasury Commitment (Series F), less $2 billion that we designated to be available after the closing for general corporate purposes under a commitment relating to our Series G Preferred Stock described below (the Series G Drawdown Right). Our right to draw on the Department of the Treasury Commitment (Series F) (other than the Series G Drawdown Right) was terminated.

We used the Series F Closing Drawdown Amount to repurchase all of the FRBNY's AIA SPV Preferred Interests and the ALICO SPV Preferred Interests. We transferred the SPV Preferred Interests to the Department of the Treasury as part of the consideration for the exchange of the Series F Preferred Stock (described below).

During the first quarter of 2011, the liquidation preference of the ALICO SPV Preferred Interests was paid down in full. During the first quarter of 2012, the liquidation preference of the AIA SPV Preferred Interests was paid down in full.

Issuance and Cancellation of Our Series G Preferred Stock

At the Closing, we and the Department of the Treasury amended and restated the Series F SPA to provide for the issuance of 20,000 shares of Series G Preferred Stock by AIG to the Department of the Treasury. The Series G Preferred Stock was issued with a liquidation preference of zero. Because the net proceeds to us from the completion of the registered public offering of AIG Common Stock in May 2011 of $2.9 billion exceeded the $2.0 billion Series G Drawdown Right, the Series G Drawdown Right was terminated and the Series G Preferred Stock was cancelled immediately thereafter.

Exchange of Our Series C, E and F Preferred Stock for AIG Common Stock and Series G Preferred Stock

At the Closing:

•
the shares of our Series C Preferred Stock held by the Trust were exchanged for 562,868,096 shares of newly issued AIG Common Stock, which were subsequently transferred by the Trust to the Department of the Treasury;

•
the shares of our Series E Preferred Stock held by the Department of the Treasury were exchanged for 924,546,133 newly issued shares of AIG Common Stock; and

•
the shares of the Series F Preferred Stock held by the Department of the Treasury, were exchanged for (a) the SPV Preferred Interests, (b) 20,000 shares of the Series G Preferred Stock (subsequently cancelled) and (c) 167,623,733 shares of newly issued AIG Common Stock.

For a discussion of the Department of the Treasury's sale of all of its ownership of AIG Common Stock, see Note 17 herein.

Issuance of Warrants to Purchase AIG Common Stock

On January 19, 2011, as part of the Recapitalization, we issued to the holders of record of AIG Common Stock as of January 13, 2011, by means of a dividend, ten-year warrants to purchase a total of 74,997,778 shares of AIG Common Stock at an exercise price of $45.00 per share. We retained 67,650 of these warrants for tax withholding purposes. No warrants were issued to the Trust, the Department of the Treasury or the FRBNY.

AIG 2012 Form 10-K

26. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
(dollars in millions, except per share data)
	2012	2011	2012	2011	2012	2011	2012	2011

Total revenues	$17,291	$16,283	$16,006	$15,547	$16,505	$11,606	$15,854	$16,376
Income (loss) from continuing operations before income taxes	4,466	(1,428)	1,669	1,711	2,558	(2,938)	629	2,771
Income (loss) from discontinued operations, net of income taxes	64	2,707	179	41	37	(1,052)	(4,332)	94
Net income (loss)	3,449	1,501	2,339	2,053	1,861	(3,826)	(3,949)	21,602
Net income (loss) from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior, and senior preferred interests	208	252	–	141	–	145	–	96
Other	33	(55)	7	64	5	19	9	26

Total net income from continuing operations attributable to noncontrolling interests	241	197	7	205	5	164	9	122
Net income (loss) from discontinued operations attributable to noncontrolling interests	–	7	–	12	–	–	–	1

Total net income (loss) attributable to noncontrolling interests	241	204	7	217	5	164	9	123
Net income (loss) attributable to AIG	$3,208	$1,297	$2,332	$1,836	$1,856	$(3,990)	$(3,958)	$21,479

Earnings (loss) per common share attributable to AIG common shareholders:
Basic and diluted:
Income (loss) from continuing operations	$1.68	$(1.42)	$1.23	$0.98	$1.11	$(1.55)	$0.25	$11.26
Income (loss) from discontinued operations	$0.03	$1.73	$0.10	$0.02	$0.02	$(0.55)	$(2.93)	$0.05

Weighted average shares outstanding:
Basic	1,875,972,970	1,557,748,353	1,756,689,067	1,836,713,069	1,642,472,814	1,899,500,628	1,476,457,586	1,898,734,116
Diluted	1,876,002,775	1,557,863,729	1,756,714,475	1,836,771,513	1,642,502,251	1,899,500,628	1,476,457,586	1,898,845,071

Noteworthy quarterly items – income (expense):
Other-than-temporary impairments	(618)	(254)	(216)	(181)	(114)	(496)	(219)	(349)
Net gain (loss) on sale of divested businesses	–	(72)	–	(2)	–	(2)	(2)	2
Adjustment to federal and foreign deferred tax valuation allowance	347	(604)	1,239	564	205	(905)	116	19,252
Net gain (loss) on extinguishment of debt	(21)	(3,313)	(11)	(79)	–	–	41	484
Change in fair value of AIA securities	1,795	1,062	(493)	1,521	527	(2,315)	240	1,021
Change in fair value of Maiden Lane Interests	1,498	995	1,306	(843)	330	(974)	–	218

AIG 2012 Form 10-K

27. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

The following condensed consolidating financial statements reflect the results of SunAmerica Financial Group, Inc. (SAFG, Inc.), formerly known as AIG Life Holdings (U.S.), Inc. (AIGLH), a holding company and a 100 percent owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of SAFG, Inc.

Condensed Consolidating Balance Sheet

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

December 31, 2012
Assets:
Short-term investments	$14,764	$–	$18,323	$(4,279)	$28,808
Other investments(a)	3,902	–	345,706	(2,592)	347,016

Total investments	18,666	–	364,029	(6,871)	375,824
Cash	81	73	997	–	1,151
Loans to subsidiaries(b)	35,064	–	5,169	(40,233)	–
Investment in consolidated subsidiaries(b)	70,781	43,891	(28,239)	(86,433)	–
Other assets, including current and deferred income taxes	23,153	150	121,345	(4,955)	139,693
Assets held for sale	–	–	31,965	–	31,965

Total assets	$147,745	$44,114	$495,266	$(138,492)	$548,633

Liabilities:
Insurance liabilities	$–	$–	$280,487	$(235)	$280,252
Other long-term debt	36,366	1,638	10,197	299	48,500
Other liabilities, including intercompany balances(a)(c)	12,375	261	90,022	(9,146)	93,512
Loans from subsidiaries(b)	1,002	472	41,754	(43,228)	–
Liabilities held for sale	–	–	27,366	–	27,366

Total liabilities	49,743	2,371	449,826	(52,310)	449,630

Other	–	–	192	142	334

Redeemable noncontrolling interests	–	–	192	142	334

Total AIG shareholders' equity	98,002	41,743	44,955	(86,698)	98,002
Non-redeemable noncontrolling interests	–	–	293	374	667

Total equity	98,002	41,743	45,248	(86,324)	98,669

Total liabilities and equity	$147,745	$44,114	$495,266	$(138,492)	$548,633

December 31, 2011
Assets:
Short-term investments	$12,868	$–	$14,110	$(4,406)	$22,572
Other investments(a)	6,599	–	481,525	(100,258)	387,866

Total investments	19,467	–	495,635	(104,664)	410,438
Cash	176	13	1,285	–	1,474
Loans to subsidiaries(b)	39,971	–	(39,971)	–	–
Investment in consolidated subsidiaries(b)(d)	80,990	32,361	(11,463)	(101,888)	–
Other assets, including current and deferred income taxes	25,019	2,722	117,992	(4,591)	141,142

Total assets	$165,623	$35,096	$563,478	$(211,143)	$553,054

Liabilities:
Insurance liabilities	$–	$–	$282,790	$(274)	$282,516
Other long-term debt	35,906	1,638	138,240	(100,531)	75,253
Other liabilities, including intercompany balances(a)(c)(d)	15,863	249	77,767	(9,510)	84,369
Loans from subsidiaries(b)	12,316	2,420	(14,736)	–	–

Total liabilities	64,085	4,307	484,061	(110,315)	442,138

Redeemable noncontrolling interests (see Note 18):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	–	–	–	8,427	8,427
Other	–	–	29	67	96

Total redeemable noncontrolling interests	–	–	29	8,494	8,523

Total AIG shareholders' equity	101,538	30,789	78,996	(109,785)	101,538
Non-redeemable noncontrolling interests	–	–	392	463	855

Total equity	101,538	30,789	79,388	(109,322)	102,393

Total liabilities and equity	$165,623	$35,096	$563,478	$(211,143)	$553,054

(a)      Includes intercompany derivative asset positions, which are reported at fair value before credit valuation adjustment.

(b)      Eliminated in consolidation.

(c)      For December 31, 2012 and December 31, 2011, includes intercompany tax payable of $6.1 billion and $9.8 billion, respectively, and intercompany derivative liabilities of $602 million and $901 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $120 million and $128 million, respectively, for SAFG, Inc.

AIG 2012 Form 10-K

Condensed Consolidating Statement of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Year Ended December 31, 2012
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$1,970	$2,315	$–	$(4,285)	$–
Change in fair value of ML III	2,287	–	601	–	2,888
Other income(b)	1,911	49	61,191	(383)	62,768

Total revenues	6,168	2,364	61,792	(4,668)	65,656

Expenses:
Other interest expense(c)	2,257	174	271	(383)	2,319
Net loss on extinguishment of debt	9	–	–	–	9
Other expenses	1,602	–	52,404	–	54,006

Total expenses	3,868	174	52,675	(383)	56,334

Income (loss) from continuing operations before income tax expense (benefit)	2,300	2,190	9,117	(4,285)	9,322
Income tax expense (benefit)	(1,137)	(17)	2,724	–	1,570

Income (loss) from continuing operations	3,437	2,207	6,393	(4,285)	7,752
Income (loss) from discontinued operations	1	–	(4,053)	–	(4,052)

Net income (loss)	3,438	2,207	2,340	(4,285)	3,700
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	208	208
Other	–	–	54	–	54

Total net income attributable to noncontrolling interests	–	–	54	208	262

Net income (loss) attributable to AIG	$3,438	$2,207	$2,286	$(4,493)	$3,438

Year Ended December 31, 2011
Revenues:
Equity in earnings of consolidated subsidiaries(a)(d)	$6,260	$1,586	$–	$(7,846)	$–
Change in fair value of ML III	(723)	–	77	–	(646)
Other income(b)(d)	1,088	189	60,370	(1,189)	60,458

Total revenues	6,625	1,775	60,447	(9,035)	59,812

Expenses:
Interest expense on FRBNY Credit Facility	72	–	–	(2)	70
Other interest expense(c)	2,845	281	437	(1,189)	2,374
Net loss on extinguishment of debt	2,847	–	–	–	2,847
Other expenses	867	–	53,538	–	54,405

Total expenses	6,631	281	53,975	(1,191)	59,696

Income (loss) from continuing operations before income tax expense (benefit)	(6)	1,494	6,472	(7,844)	116
Income tax expense (benefit)	(19,695)	(103)	374	–	(19,424)

Income (loss) from continuing operations	19,689	1,597	6,098	(7,844)	19,540
Income (loss) from discontinued operations	933	–	859	(2)	1,790

Net income (loss)	20,622	1,597	6,957	(7,846)	21,330
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	634	634
Other	–	–	54	–	54

Total income from continuing operations attributable to noncontrolling interests	–	–	54	634	688
Income from discontinued operations attributable to noncontrolling interests	–	–	20	–	20

Total net income attributable to noncontrolling interests	–	–	74	634	708

Net income (loss) attributable to AIG	$20,622	$1,597	$6,883	$(8,480)	$20,622

AIG 2012 Form 10-K

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Year Ended December 31, 2010
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$21,385	$1,695	$–	$(23,080)	$–
Change in fair value of ML III	–	–	1,792	–	1,792
Other income(b)	3,046	246	70,403	(2,658)	71,037

Total revenues	24,431	1,941	72,195	(25,738)	72,829

Expenses:
Interest expense on FRBNY Credit Facility	4,107	–	–	(79)	4,028
Other interest expense(c)	2,279	378	2,711	(2,654)	2,714
Loss on extinguishment of debt	104	–	–	–	104
Other expenses	1,664	–	44,072	–	45,736

Total expenses	8,154	378	46,783	(2,733)	52,582

Income (loss) from continuing operations before income tax expense (benefit)	16,277	1,563	25,412	(23,005)	20,247

Income tax expense (benefit)(d)	5,402	(101)	1,692	–	6,993

Income (loss) from continuing operations	10,875	1,664	23,720	(23,005)	13,254
Loss from discontinued operations	(817)	–	(73)	(79)	(969)

Net income (loss)	10,058	1,664	23,647	(23,084)	12,285
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	1,818	1,818
Other	–	–	354	–	354

Total income from continuing operations attributable to noncontrolling interests	–	–	354	1,818	2,172

Income from discontinued operations attributable to noncontrolling interests	–	–	55	–	55

Total net income attributable to noncontrolling interests	–	–	409	1,818	2,227

Net income (loss) attributable to AIG	$10,058	$1,664	$23,238	$(24,902)	$10,058

(a)      Eliminated in consolidation.

(b)      Includes intercompany income of $242 million, $489 million, and $2.6 billion for 2012, 2011, and 2010, respectively, for American International Group, Inc. (As Guarantor).

(c)      Includes intercompany interest expense of $141 million, $700 million, and $28 million for 2012, 2011, and 2010, respectively, for American International Group, Inc. (As Guarantor).

(d)      For 2010 and 2009, income taxes recorded by American International Group, Inc. (As Guarantor) include deferred tax expense attributable to foreign businesses sold and a valuation allowance to reduce the consolidated deferred tax asset to the amount more likely than not to be realized. For 2011, the income tax benefit includes the effect of releasing a significant portion of the deferred tax asset valuation allowance. See Note 24 herein for additional information.

AIG 2012 Form 10-K

Condensed Consolidating Statement of Comprehensive Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Year Ended December 31, 2012
Net income (loss)	$3,438	$2,207	$2,340	$(4,285)	$3,700
Other comprehensive income (loss)	6,093	3,973	7,158	(11,128)	6,096

Comprehensive income (loss)	9,531	6,180	9,498	(15,413)	9,796
Total comprehensive income attributable to noncontrolling interests	–	–	57	208	265

Comprehensive income (loss) attributable to AIG	$9,531	$6,180	$9,441	$(15,621)	$9,531

Year Ended December 31, 2011
Net income (loss)	$20,622	$1,597	$6,957	$(7,846)	$21,330
Other comprehensive income (loss)	(2,483)	1,101	(2,674)	1,452	(2,604)

Comprehensive income (loss)	18,139	2,698	4,283	(6,394)	18,726
Total comprehensive income (loss) attributable to noncontrolling interests	–	–	(47)	634	587

Comprehensive income (loss) attributable to AIG	$18,139	$2,698	$4,330	$(7,028)	$18,139

Year Ended December 31, 2010
Net income (loss)	$10,058	$1,664	$23,647	$(23,084)	$12,285
Other comprehensive income (loss)	2,782	3,258	2,270	(5,347)	2,963

Comprehensive income (loss)	12,840	4,922	25,917	(28,431)	15,248
Total comprehensive income attributable to noncontrolling interests	–	–	590	1,818	2,408

Comprehensive income (loss) attributable to AIG	$12,840	$4,922	$25,327	$(30,249)	$12,840

AIG 2012 Form 10-K

Condensed Consolidating Statement of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Year Ended December 31, 2012
Net cash (used in) provided by operating activities – continuing operations	(825)	2,682	(1,109)	748
Net cash provided by operating activities – discontinued operations	–	–	2,928	2,928

Net cash (used in) provided by operating activities	$(825)	$2,682	$1,819	$3,676

Cash flows from investing activities:
Sales of investments	16,874	–	84,025	100,899
Purchase of investments	(4,406)	–	(70,222)	(74,628)
Loans to subsidiaries – net	5,126	–	(5,126)	–
Contributions to subsidiaries – net	(152)	–	152	–
Net change in restricted cash	(377)	–	1,072	695
Net change in short-term investments	(2,029)	–	(6,129)	(8,158)
Other, net	259	–	(785)	(526)

Net cash provided by investing activities – continuing operations	15,295	–	2,987	18,282
Net cash (used in) investing activities – discontinued operations	–	–	(1,670)	(1,670)

Net cash provided by investing activities	15,295	–	1,317	16,612

Cash flows from financing activities:
Issuance of long-term debt	3,754	–	1,090	4,844
Repayments of long-term debt	(3,238)	–	(4,038)	(7,276)
Purchase of Common Stock	(13,000)	–	–	(13,000)
Intercompany loans – net	(2,032)	(2,622)	4,654	–
Other, net	(49)	–	(4,951)	(5,000)

Net cash (used in) financing activities – continuing operations	(14,565)	(2,622)	(3,245)	(20,432)
Net cash (used in) financing activities – discontinued operations	–	–	(132)	(132)

Net cash (used in) financing activities	(14,565)	(2,622)	(3,377)	(20,564)

Effect of exchange rate changes on cash	–	–	16	16

Change in cash	(95)	60	(225)	(260)
Cash at beginning of period	176	13	1,285	1,474
Reclassification to assets held for sale	–	–	(63)	(63)

Cash at end of period	$81	$73	$997	$1,151

Year Ended December 31, 2011
Net cash (used in) provided by operating activities – continuing operations	$(5,600)	$1,277	$(1,933)	$(6,256)
Net cash provided by operating activities – discontinued operations	–	–	6,175	6,175

Net cash (used in) provided by operating activities	(5,600)	1,277	4,242	(81)

Cash flows from investing activities:
Sales of investments	2,565	–	82,134	84,699
Sales of divested businesses, net	1,075	–	(488)	587
Purchase of investments	(19)	–	(100,471)	(100,490)
Loans to subsidiaries – net	3,757	–	(3,757)	–
Contributions to subsidiaries – net*	(15,973)	(2)	15,975	–
Net change in restricted cash	1,945	–	25,257	27,202
Net change in short-term investments	(7,130)	–	25,929	18,799
Other, net*	1,543	–	(1,363)	180

Net cash (used in) provided by investing activities – continuing operations	(12,237)	(2)	43,216	30,977
Net cash provided by investing activities – discontinued operations	–	–	5,471	5,471

Net cash (used in) provided by investing activities	(12,237)	(2)	48,687	36,448

AIG 2012 Form 10-K

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Cash flows from financing activities:
FRBNY credit facility repayments	(14,622)	–	–	(14,622)
Issuance of long-term debt	2,135	–	1,055	3,190
Repayments of long-term debt	(6,181)	–	(3,305)	(9,486)
Proceeds from drawdown on the Department of the Treasury Commitment*	20,292	–	–	20,292
Issuance of common stock	5,055	–	–	5,055
Intercompany loans – net	11,519	(1,262)	(10,257)	–
Purchase of common stock	(70)	–	–	(70)
Other, net*	(164)	–	(35,325)	(35,489)

Net cash (used in) provided by financing activities – continuing operations	17,964	(1,262)	(47,832)	(31,130)
Net cash (used in) financing activities – discontinued operations	–	–	(5,796)	(5,796)

Net cash (used in) provided by financing activities	17,964	(1,262)	(53,628)	(36,926)

Effect of exchange rate changes on cash	–	–	29	29

Change in cash	127	13	(670)	(530)
Cash at beginning of period	49	–	1,509	1,558
Change in cash of businesses held for sale	–	–	446	446

Cash at end of period	$176	$13	$1,285	$1,474

Year Ended December 31, 2010
Net cash (used in) provided by operating activities – continuing operations	$(1,942)	$(141)	$8,244	$6,161
Net cash provided by operating activities – discontinued operations	–	–	10,436	10,436

Net cash (used in) provided by operating activities	(1,942)	(141)	18,680	16,597

Cash flows from investing activities:
Sales of investments	3,997	–	86,869	90,866
Sales of divested businesses, net	278	–	21,482	21,760
Purchase of investments	(55)	–	(92,780)	(92,835)
Loans to subsidiaries – net	5,703	–	(5,703)	–
Contributions to subsidiaries – net*	(2,574)	–	2,574	–
Net change in restricted cash	(183)	–	(26,843)	(27,026)
Net change in short-term investments	(4,291)	–	1,845	(2,446)
Other, net*	(300)	–	133	(167)

Net cash (used in) provided by investing activities – continuing operations	2,575	–	(12,423)	(9,848)
Net cash (used in) investing activities – discontinued operations	–	–	(64)	(64)

Net cash (used in) provided by investing activities	2,575	–	(12,487)	(9,912)

Cash flows from financing activities:
FRBNY credit facility repayments	(19,110)	–	(4,068)	(23,178)
FRBNY credit facility borrowings	19,900	–	–	19,900
Issuance of long-term debt	1,996	–	1,346	3,342
Repayments of long-term debt	(3,681)	(500)	(3,805)	(7,986)
Proceeds from drawdown on the Department of the Treasury Commitment*	2,199	–	–	2,199
Intercompany loans – net	(1,777)	639	1,138	–
Other, net*	(168)	–	(1,126)	(1,294)

Net cash (used in) provided by financing activities – continuing operations	(641)	139	(6,515)	(7,017)
Net cash (used in) financing activities – discontinued operations	–	–	(2,244)	(2,244)

Net cash (used in) provided by financing activities	(641)	139	(8,759)	(9,261)

Effect of exchange rate changes on cash	–	–	39	39

Change in cash	(8)	(2)	(2,527)	(2,537)
Cash at beginning of period	57	2	4,341	4,400
Change in cash of businesses held for sale	–	–	(305)	(305)

Cash at end of period	$49	$–	$1,509	$1,558

*         Includes activities related to the Recapitalization. See Note 17 herein.

AIG 2012 Form 10-K

Supplementary Disclosure of Cash Flow Information

	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the Year Ended December 31, 2012 for:
Interest:
Third party	$(2,089)	$(128)	$(1,820)	$(4,037)
Intercompany	(133)	(56)	189	–
Taxes:
Income tax authorities	$(7)	$–	$(440)	$(447)
Intercompany	230	(41)	(189)	–

Cash (paid) received during the Year Ended December 31, 2011 for:
Interest:
Third party*	$(6,909)	$(128)	$(1,948)	$(8,985)
Intercompany	(311)	(169)	480	–
Taxes:
Income tax authorities	$13	$–	$(729)	$(716)
Intercompany	(335)	1	334	–

Cash (paid) received during the Year Ended December 31, 2010 for:
Interest:
Third party	$(2,493)	$(166)	$(2,507)	$(5,166)
Intercompany	(12)	(222)	234	–
Taxes:
Income tax authorities	$(32)	$–	$(970)	$(1,002)
Intercompany	859	–	(859)	–

*         Includes payment of FRBNY Credit Facility accrued compounded interest of $4.7 billion in the first quarter of 2011.

American International Group, Inc (As Guarantor) supplementary disclosure of non-cash activities:

Year Ended December 31, (in millions)	2012	2011	2010

Intercompany non-cash financing and investing activities:
Capital contributions
to subsidiaries through the forgiveness of loans	$–	$–	$2,510
in the form of bond available for sale securities	4,078	–	–
Return of capital and dividend received
in the form of cancellation of intercompany loan	9,303	–	–
in the form of bond trading securities	3,320	3,668	–
Intercompany loan receivable offset by intercompany payable	–	18,284	1,364
Exchange of intercompany payable with loan payable	–	–	469
Investment assets received through reduction of intercompany loan receivable	–	–	468
Paydown of FRBNY Credit Facility by subsidiary	–	–	4,068
Other capital contributions – net	579	523	346

AIG 2012 Form 10-K

PART II

ITEM 9 / CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A / CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. Based on this evaluation, AIG's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

AIG management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on the criteria articulated in Internal Control – Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We continue our implementation of new technology solutions, which began in 2010, to mitigate the reliance on manual controls and to improve internal controls relating to the period-end financial reporting and consolidation process, income taxes and reporting for non-standard transactions. As a result, we have updated our internal controls to accommodate the modifications to our business processes and accounting procedures. We have evaluated the effect on our internal control over financial reporting of this implementation for the quarter ended December 31, 2012, and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG 2012 Form 10-K

PART III

ITEM 10 / DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information provided in Part 1, Item 1. Business under the heading "Directors and Executive Officers of AIG", all information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG's 2013 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 11 / EXECUTIVE COMPENSATION

See Item 10 herein.

ITEM 12 / SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 10 herein.

ITEM 13 / CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10 herein.

ITEM 14 / PRINCIPAL ACCOUNTING FEES AND SERVICES

See Item 10 herein.

AIG 2012 Form 10-K

PART IV

ITEM 15 / EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Schedules. See accompanying Index to Financial Statements.

(b)
Exhibits. See accompanying Exhibit Index.

AIG 2012 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st of February, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st of February, 2013.

Signature	Title

/s/ ROBERT H. BENMOSCHE (Robert H. Benmosche)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID L. HERZOG (David L. Herzog)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JOSEPH D. COOK (Joseph D. Cook)	Vice President – Finance (Principal Accounting Officer)
/s/ W. DON CORNWELL (W. Don Cornwell)	Director
/s/ JOHN H. FITZPATRICK (John H. Fitzpatrick)	Director
/s/ CHRISTOPHER S. LYNCH (Christopher S. Lynch)	Director

AIG 2012 Form 10-K

Signature	Title

/s/ ARTHUR C. MARTINEZ (Arthur C. Martinez)	Director
/s/ GEORGE L. MILES, JR. (George L. Miles, Jr.)	Director
/s/ HENRY S. MILLER (Henry S. Miller)	Director
/s/ ROBERT S. MILLER (Robert S. Miller)	Director
/s/ SUZANNE NORA JOHNSON (Suzanne Nora Johnson)	Director
/s/ MORRIS W. OFFIT (Morris W. Offit)	Director
/s/ RONALD A. RITTENMEYER (Ronald A. Rittenmeyer)	Director
/s/ DOUGLAS M. STEENLAND (Douglas M. Steenland)	Director

AIG 2012 Form 10-K

EXHIBIT INDEX

Exhibit Number	Description	Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	(1) Master Transaction Agreement, dated as of December 8, 2010, among AIG, ALICO Holdings LLC, AIA Aurora LLC, the Federal Reserve Bank of New York, the United States Department of the Treasury and the AIG Credit Facility Trust	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on December 8, 2010 (File No. 1-8787).
3	Articles of incorporation and by-laws
3(i)	Restated Certificate of Incorporation of AIG	Incorporated by reference to Exhibit 3.2 to AIG's Current Report on Form 8-K filed with the SEC on July 13, 2011 (File No. 1-8787).
3(ii)	AIG By-laws, amended August 10, 2009	Incorporated by reference to Exhibit 3(ii) to AIG's Current Report on Form 8-K filed with the SEC on August 14, 2009 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures	Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
	(1) Credit Agreement, dated as of September 22, 2008, between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(2) Amendment No. 2, dated as of November 9, 2008, to the Credit Agreement dated as of September 22, 2008 between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.4 to AIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-8787).
	(3) Amendment No. 3, dated as of April 17, 2009, to the Credit Agreement dated as of September 22, 2008 between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
	(4) Amendment No. 4, dated as of December 1, 2009, to the Credit Agreement dated as of September 22, 2008 between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).
	(5) Warrant to Purchase Common Stock, issued November 25, 2008	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 1-8787).
	(6) Warrant to Purchase Common Stock, issued April 17, 2009	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
	(7) Warrant Agreement (including Form of Warrant), dated as of January 6, 2011, between AIG and Wells Fargo Bank, N.A., as Warrant Agent	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 7, 2011 (File No. 1-8787).
	(8) Registration Rights Agreement, dated as of January 14, 2011, between AIG and the United States Department of the Treasury	Incorporated by reference to Exhibit 99.4 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
	(9) Agreement to Amend Warrants, dated as of January 14, 2011, between AIG and the United States Department of the Treasury	Incorporated by reference to Exhibit 99.5 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).

AIG 2012 Form 10-K

Exhibit Number	Description	Location

	(10) Tax Asset Protection Plan, dated as of March 9, 2011, between AIG and Wells Fargo Bank, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on March 9, 2011 (File No. 1-8787).
	(11) Subordinated Debt Indenture, dated as of August 23, 2012, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on August 23, 2012 (File No. 1-8787).
	(12) Amendment to the Replacement Capital Covenants, dated as of August 23, 2012, by AIG in favor of and for the benefit of each Covered Debtholder	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on August 23, 2012 (File No. 1-8787).
	(13) Replacement Capital Covenant, dated as of August 23, 2012, by AIG in favor of and for the benefit of each Covered Debtholder, in connection with AIG's Series A-2 Junior Subordinated Debentures	Incorporated by reference to Exhibit 99.2 to AIG's Current Report on Form 8-K filed with the SEC on August 23, 2012 (File No. 1-8787).
	(14) Replacement Capital Covenant, dated as of August 23, 2012, by AIG in favor of and for the benefit of each Covered Debtholder, in connection with AIG's Series A-3 Junior Subordinated Debentures	Incorporated by reference to Exhibit 99.3 to AIG's Current Report on Form 8-K filed with the SEC on August 23, 2012 (File No. 1-8787).
9	Voting Trust Agreement	None.
10	Material contracts
	(1) AIG Amended and Restated 1999 Stock Option Plan*	Filed as exhibit to AIG's Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(2) Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan*	Incorporated by reference to Exhibit 10(a) to AIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(3) AIG Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-101640).
	(4) AIG Supplemental Incentive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-101640).
	(5) AIG Director Stock Plan*	Filed as an exhibit to AIG's Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(6) Amended and Restated American General Supplemental Thrift Plan (December 31, 1998)*	Incorporated by reference to Exhibit 10.15 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(7) Letter Agreement, dated August 16, 2009, between AIG and Robert H. Benmosche*	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on August 17, 2009 (File No. 1-8787).
	(8) AIG Amended and Restated Executive Severance Plan*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(9) AIG 2012 Executive Severance Plan*	Filed herewith.
	(10) Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.*	Incorporated by reference to Exhibit 10(6) to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).

AIG 2012 Form 10-K

Exhibit Number	Description	Location

	(11) 2005/2006 Deferred Compensation Profit Participation Plan for Senior Partners (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.50 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(12) 2005/2006 Deferred Compensation Profit Participation Plan for Partners (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.51 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(13) 2005/2006 Deferred Compensation Profit Participation Plan RSU Award Agreement (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.52 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(14) Final Judgment and Consent with the Securities and Exchange Commission, including the related complaint, dated February 9, 2006	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(15) Agreement between the Attorney General of the State of New York and AIG and its Subsidiaries, dated January 18, 2006	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(16) AIG Senior Partners Plan (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.59 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(17) AIG Partners Plan (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.60 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(18) AIG Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.62 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(19) AIG Form of Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.A to AIG's Registration Statement on Form S-8 (File No. 333- 148148).
	(20) AIG Amended and Restated Form of Performance RSU Award Agreement*	Incorporated by reference to Exhibit 10.64 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(21) AIG Amended and Restated Form of Time-Vested RSU Award Agreement*	Incorporated by reference to Exhibit 10.65 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(22) AIG Form of Time-Vested RSU Award Agreement with Four-Year Pro Rata Vesting*	Incorporated by reference to Exhibit 10.D to AIG's Registration Statement on Form S-8 (File No. 333- 148148).
	(23) AIG Amended and Restated Form of Time-Vested RSU Award Agreement with Three-Year Pro Rata Vesting*	Incorporated by reference to Exhibit 10.67 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(24) AIG Amended and Restated Form of Time-Vested RSU Award Agreement with Three-Year Pro Rata Vesting and with Early Retirement*	Incorporated by reference to Exhibit 10.68 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No 1-8787).
	(25) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by reference to Exhibit 10.69 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(26) Form of AIG 2009 TARP RSU Award Agreement (Top 25)*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(27) Form of AIG 2009 TARP RSU Award Agreement (Top 100)*	Incorporated by reference to Exhibit 10.63 to AIG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-8787).

AIG 2012 Form 10-K

Exhibit Number	Description	Location

	(28) Form of AIG Stock Salary Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(29) Memorandum of Understanding, dated November 25, 2009, between AIG, Maurice R. Greenberg, Howard I. Smith, C.V. Starr and Star International Company, Inc.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(30) Purchase Agreement, dated as of June 25, 2009, among AIG, American International Reinsurance Company, Limited and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on June 25, 2009 (File No. 1-8787).
	(31) Purchase Agreement, dated as of June 25, 2009, between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 2.2 to AIG's Current Report on Form 8-K filed with the SEC on June 25, 2009 (File No. 1-8787).
	(32) Fourth Amended and Restated Limited Liability Company Agreement of AIA Aurora LLC, dated as of December 1, 2009, among AIG, American International Reinsurance Company, Limited and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).
	(33) Second Amended and Restated Limited Liability Company Agreement of ALICO Holdings LLC, dated as of December 1, 2009, between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).
	(34) Master Investment and Credit Agreement, dated as of November 25, 2008, among Maiden Lane III LLC, the Federal Reserve Bank of New York, AIG and the Bank of New York Mellon	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 2, 2008 (File No. 1-8787).
	(35) Asset Purchase Agreement, dated as of December 12, 2008, among the Sellers party thereto, AIF Securities Lending Corp., AIG, Maiden Lane II LLC and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 15, 2008 (File No. 1-8787).
	(36) AIG Credit Facility Trust Agreement, dated as of January 16, 2009, among the Federal Reserve Bank of New York and Jill M. Considine, Chester B. Feldberg and Douglas L. Foshee, as Trustees	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 23, 2009 (File No. 1-8787).
	(37) Form of letter agreement with certain directors regarding deferred fees for 2009*	Incorporated by reference to Exhibit 10(103) to Amendment No. 1 to AIG's Annual Report for the year ended December 31, 2008 on Form 10-K/A filed with the SEC on April 30, 2009 (File No. 1-8787).
	(38) Final Determination, dated December 21, 2009, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(39) Determination Memorandum, dated October 22, 2009, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on October 23, 2009 (File No. 1-8787).
	(40) 2009-2010 Stock Salary Award Agreement between AIG and Robert H. Benmosche, dated November 24, 2009*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(41) Restrictive Covenant Agreement between AIG and Robert H. Benmosche, dated November 24, 2009*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
AIG 2012 Form 10-K

Exhibit Number	Description	Location

	(42) Form of Reimbursement Agreement for Use of Corporate Aircraft*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 25, 2010 (File No. 1-8787).
	(43) Agreement to Amend Master Transaction Agreement, Guarantee, Pledge and Proceeds Application Agreement and LLC Agreements, dated as of March 7, 2012, among AIG, AM Holdings LLC, AIA Aurora LLC and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on March 8, 2012 (File No. 1-8787).
	(44) Agreement to Terminate Intercompany Loan, dated as of March 21, 2012, among AIG, AIA Aurora LLC, AM Holdings LLC and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on March 22, 2012 (File No. 1-8787).
	(45) Letter Agreement, dated as of March 3, 2012, among AIG, AIA Aurora LLC, AM Holdings LLC and the United States Department of the Treasury	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on March 6, 2012 (File No. 1-8787).
	(46) First Amended and Restated Credit Agreement, dated as of October 5, 2012, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Several L/C Agent party thereto.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on October 5, 2012 (File No. 1-8787)
	(47) Purchase Agreement, dated as of September 30, 2010, between American International Group, Inc. and Prudential Financial, Inc. (excluding certain exhibits and schedules)	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on October 4, 2010 (File No. 1-8787).
	(48) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to AIG's Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
	(49) AIG Amended Form of 2010 Stock Incentive Plan DSU Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).
	(50) Form of Award Letter for LTPU-based stock salary*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on May 28, 2010 (File No. 1-8787).
	(51) Determination Memorandum, dated March 23, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 2, 2010 (File No. 1-8787).
	(52) Stock Purchase Agreement, dated as of March 7, 2010, among American International Group, Inc., ALICO Holdings LLC and MetLife, Inc.	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on March 11, 2010 (File No. 1-8787).
	(53) Supplemental Determination Memorandum, dated February 5, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 99.2 to AIG's Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(54) Release and Restrictive Covenant Agreement between AIG and Peter Hancock*	Incorporated by reference to Exhibit 99.3 to AIG's Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(55) Non-Competition and Non-Solicitation Agreement between AIG and Peter Hancock, dated February 8, 2010*	Incorporated by reference to Exhibit 99.4 to AIG's Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(56) Determination Memorandum, dated April 16, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.2 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-8787).

AIG 2012 Form 10-K

Exhibit Number	Description	Location

	(57) Supplemental Determination Memorandum, dated August 3, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10(103) to AIG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(58) Supplemental Determination Memorandum, dated December 20, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10(104) to AIG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(59) Supplemental Determination Memorandum, dated May 18, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10(105) to AIG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(60) Amendment No. 1, dated as of March 7, 2010, to the Second Amended and Restated Limited Liability Company Agreement of ALICO Holdings LLC	Incorporated by reference to Exhibit 10(106) to AIG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(61) Determination Memorandum, dated April 1, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 1, 2011 (File No. 1-8787).
	(62) Determination Memorandum, dated April 8, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.109 to AIG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-8787).
	(63) Supplemental Determination Memorandum, dated October 21, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.110 to AIG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-8787).
	(64) Supplemental Determination Memorandum, dated August 19, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.111 to AIG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-8787).
	(65) Determination Memorandum, dated April 6, 2012, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 10, 2012 (File No. 1-8787).
	(66) Determination Memorandum, dated May 9, 2012, from the Office of the Special Master for TARP Executive Compensation to AIG*	Filed herewith.
	(67) Description of Non-Management Director Compensation*	Incorporated by reference to Exhibit 10.1 to AIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-8787).
	(68) Employment Letter, dated as of June 21, 2012, between Laurette T. Koellner and AIG*	Incorporated by reference to Exhibit 10.2 to International Lease Finance Corporation's Current Report on Form 8-K filed with the SEC on June 21, 2012 (File No. 1-31616).
	(69) AIG Non-Qualified Retirement Income Plan*	Filed herewith.
	(70) AIG Supplemental Executive Retirement Plan*	Filed herewith.
	(71) Amendment to the AIG Supplemental Executive Retirement Plan*	Filed herewith.
	(72) American General Corporation Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.1 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-7981).
	(73) Amendment Number One to the American General Corporation Supplemental Executive Retirement Plan*	Filed herewith.
	(74) Amendment Number Two to the American General Corporation Supplemental Executive Retirement Plan*	Filed herewith.

AIG 2012 Form 10-K

Exhibit Number	Description	Location

	(75) Master Transaction Agreement, dated as of April 19, 2011, by and among American Home Assurance Company, Chartis Casualty Company (f/k/a American International South Insurance Company), Chartis Property Casualty Company (f/k/a AIG Casualty Company), Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company, The Insurance Company of the State of Pennsylvania, Chartis Select Insurance Company (f/k/a AIG Excess Liability Insurance Company Ltd.), Chartis Specialty Insurance Company (f/k/a American International Specialty Lines Insurance Company), Landmark Insurance Company, Lexington Insurance Company, AIU Insurance Company, American International Reinsurance Company, Ltd. and American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and Chartis Overseas Limited acting as members of the Chartis Overseas Association as respects business written or assumed by or from affiliated companies of Chartis Inc. (collectively, the Reinsureds), Eaglestone Reinsurance Company and National Indemnity Company	Incorporated by reference to Exhibit 10.6 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(76) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between AIG and American General Life Insurance Company	Incorporated by reference to Exhibit 10.9 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(77) Side Letter, dated as of February 19, 2013, to Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between AIG and American General Life Insurance Company	Filed herewith.
	(78) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between AIG and The United States Life Insurance Company in the City of New York	Incorporated by reference to Exhibit 10.11 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(79) Side Letter, dated as of February 19, 2013, to Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between AIG and The United States Life Insurance Company in the City of New York	Filed herewith.
	(80) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 20, 2013, among AIG, Chartis Inc., AIU Insurance Company, American Home Assurance Company, Chartis Casualty Company, Chartis Property Casualty Company, Chartis Specialty Insurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania	Filed herewith.

AIG 2012 Form 10-K

Exhibit Number	Description	Location

	(81) Unconditional Capital Maintenance Agreement, dated as of March 15, 2011, between AIG and AGC Life Insurance Company	Incorporated by reference to Exhibit 10.26 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(82) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between AIG and The Variable Annuity Life Insurance Company	Incorporated by reference to Exhibit 10.30 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(83) Side Letter, dated as of February 19, 2013, to Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between AIG and The Variable Annuity Life Insurance Company	Filed herewith.
	(84) Share Purchase Agreement, dated as of December 9, 2012, by and among AIG Capital Corporation, AIG and Jumbo Acquisition Limited	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on December 10, 2012 (File No. 1-8787).
11	Statement re: computation of per share earnings	Included in Note 17 to Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
23.1	Consent of Independent Accountants	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
99.02	Securities Registered pursuant to Section 12(b) of the Act	Filed herewith.
99.1	Certification of principal executive officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith.
99.2	Certification of principal financial officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith.
99.3	AIA Group Limited Consolidated Financial Statements for the year ended November 30, 2011	Filed herewith.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statement of Operations for the three years ended December 31, 2012, (iii) the Consolidated Statement of Shareholders' Equity for the three years ended December 31, 2012, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2012, (v) the Consolidated Statement of Comprehensive Income (Loss) for the three years ended December 31, 2012 and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith.

*         This exhibit is a management contract or a compensatory plan or arrangement.

**       This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

AIG 2012 Form 10-K

Summary of Investments – Other than Investments in Related Parties

Schedule I

At December 31, 2012 (in millions)	Cost*	Fair Value	Amount at which shown in the Balance Sheet

Fixed maturities:
U.S. government and government sponsored entities	$9,955	$10,277	$10,277
Obligations of states, municipalities and political subdivisions	33,042	35,705	35,705
Non-U.S. governments	25,451	26,802	26,802
Public utilities	22,266	24,993	24,993
All other corporate debt securities	114,782	127,439	127,439
Mortgage-backed, asset-backed and collateralized	65,237	69,327	69,327

Total fixed maturity securities	270,733	294,543	294,543

Equity securities and mutual funds:
Common stock:
Public utilities	9	11	11
Banks, trust and insurance companies	1,579	3,036	3,036
Industrial, miscellaneous and all other	553	631	631

Total common stock	2,141	3,678	3,678
Preferred stock	56	78	78
Mutual funds	105	118	118

Total equity securities and mutual funds	2,302	3,874	3,874

Mortgage and other loans receivable, net of allowance	19,482	20,353	19,482
Other invested assets	28,257	26,711	29,117
Short-term investments, at cost (approximates fair value)	28,808	28,808	28,808
Derivative assets	3,671	3,671	3,671

Total investments	$353,253	$377,960	$379,495

*         Original cost of equity securities and fixed maturities is reduced by other-than-temporary impairment charges, and, as to fixed maturity securities, reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

AIG 2012 Form 10-K

Condensed Financial Information of Registrant
Balance Sheet – Parent Company Only

Schedule II

December 31, (in millions)	2012	2011

Assets:
Short-term investments	$14,764	$12,868
Other investments	3,902	6,599

Total investments	18,666	19,467
Cash	81	176
Loans to subsidiaries*	35,064	39,971
Due from affiliates – net*	422	303
Current and deferred income taxes	20,601	22,944
Investments in consolidated subsidiaries*	70,781	80,990
Other assets	2,130	1,772

Total assets	$147,745	$165,623

Liabilities:
Intercompany tax payable*	$6,078	$9,801
Notes and bonds payable	14,334	12,725
Junior subordinated debt	9,416	9,327
MIP notes payable	9,287	10,138
Series AIGFP matched notes and bonds payable	3,329	3,560
Loans and mortgages payable	–	156
Loans from subsidiaries*	1,002	12,316
Other liabilities (includes intercompany derivative liabilities of $602 in 2012 and $901 in 2011)	6,297	6,062

Total liabilities	49,743	64,085

AIG Shareholders' equity:
Common stock	4,766	4,766
Treasury stock	(13,924)	(942)
Additional paid-in capital	80,410	80,459
Retained earnings	14,176	10,774
Accumulated other comprehensive income	12,574	6,481

Total AIG shareholders' equity	98,002	101,538

Total liabilities and equity	$147,745	$165,623

*         Eliminated in consolidation.

See Accompanying Notes to Condensed Financial Information of Registrant, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AIG 2012 Form 10-K

Condensed Financial Information of Registrant (Continued)
 Statement of Income (Loss) – Parent Company Only

Schedule II

Years Ended December 31, (in millions)	2012	2011	2010

Revenues:
Equity in earnings of consolidated subsidiaries*	$1,970	$6,260	$21,385
Interest income	358	596	3,249
Change in fair value of ML III	2,287	(723)	–
Net realized capital gains (losses)	747	213	(209)
Other income	806	279	6
Expenses:
Accrued and compounding interest	–	(24)	(636)
Amortization of prepaid commitment asset	–	(48)	(3,471)

Total interest expense on FRBNY Credit Facility	–	(72)	(4,107)
Other interest expense	(2,257)	(2,845)	(2,279)
Restructuring expense and related asset impairment and other expenses	(47)	(36)	(451)
Net loss on extinguishment of debt	(9)	(2,847)	(104)
Other expenses	(1,555)	(831)	(1,213)

Income (loss) from continuing operations before income tax expense (benefit)	2,300	(6)	16,277
Income tax expense (benefit)	(1,137)	(19,695)	5,402

Net income	3,437	19,689	10,875
Income (loss) from discontinued operations	1	933	(817)

Net income attributable to AIG Parent Company	$3,438	$20,622	$10,058

*         Eliminated in consolidation.

See Accompanying Notes to Condensed Financial Information of Registrant, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AIG 2012 Form 10-K

Condensed Financial Information of Registrant (Continued)
 Statement of Comprehensive Income (Loss) – Parent Company Only

Schedule II

Years Ended December 31, (in millions)	2012	2011	2010

Net income (loss)	$3,438	$20,622	$10,058
Other comprehensive income (loss)	6,093	(2,483)	2,782

Total comprehensive income attributable to AIG	$9,531	$18,139	$12,840

See accompanying Notes to Condensed Financial Information of Registrant.

AIG 2012 Form 10-K

Condensed Financial Information of Registrant (Continued)
 Statement of Cash Flows – Parent Company Only

Schedule II

Years Ended December 31, (in millions)	2012	2011	2010

Net cash used in operating activities	$(825)	$(5,600)	$(1,942)

Cash flows from investing activities:
Sales and maturities of investments	16,546	2,224	3,212
Sales of divested businesses	–	1,075	278
Purchase of investments	(4,406)	(19)	(55)
Net change in restricted cash	(377)	1,945	(183)
Net change in short-term investments	(2,029)	(7,130)	(4,291)
Contributions to subsidiaries – net	(152)	(15,973)	(2,574)
Payments received on mortgages and other loan receivables	328	341	785
Loans to subsidiaries – net	5,126	3,757	5,703
Other, net	259	1,543	(300)

Net cash provided by (used in) investing activities	15,295	(12,237)	2,575

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	–	–	19,900
Federal Reserve Bank of New York credit facility repayments	–	(14,622)	(19,110)
Issuance of long-term debt	3,754	2,135	1,996
Repayment of long-term debt	(3,238)	(6,181)	(3,681)
Proceeds from drawdown on the Department of the Treasury Commitment	–	20,292	2,199
Issuance of Common Stock	–	5,055	–
Loans from subsidiaries – net	(2,032)	11,519	(1,777)
Purchase of Common Stock	(13,000)	(70)	–
Other, net	(49)	(164)	(168)

Net cash provided by (used in) financing activities	(14,565)	17,964	(641)

Change in cash	(95)	127	(8)
Cash at beginning of year	176	49	57

Cash at end of year	$81	$176	$49

Supplementary disclosure of cash flow information:

	Years Ended December 31,
(in millions)	2012	2011	2010

Intercompany non-cash financing and investing activities:
Capital contributions in the form of available for sale securities	$4,078	$–	$–
Capital contributions to subsidiaries through forgiveness of loans	–	–	2,510
Other capital contributions – net	579	523	346
Paydown of FRBNY Credit Facility by subsidiary	–	–	4,068
Investment assets received through reduction of intercompany loan receivable	–	–	468
Exchange of intercompany payable with loan payable	–	–	469
Intercompany loan receivable offset by intercompany payable	–	18,284	1,364
Return of capital and dividend received in the form of cancellation of intercompany loan	9,303	–	–
Return of capital and dividend received in the form of bond trading securities	3,320	3,668	–

See Accompanying Notes to Condensed Financial Information of Registrant.

AIG 2012 Form 10-K

Notes to Condensed Financial Information of Registrant

American International Group, Inc.'s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant's 2012 Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 21, 2013.

On January 1, 2012, the Registrant retrospectively adopted a standard that changed its subsidiaries' method of accounting for costs associated with acquiring or renewing insurance contracts. The standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred policy acquisition costs. Accordingly, the Registrant revised its financial information and accompanying notes included herein.

The following tables present the Condensed Balance Sheet as of December 31, 2011 and the Condensed Statement of Income (Loss) for the years ended December 31, 2011 and 2010, showing the amounts previously reported, the effect of the change due to the adoption of the standard and the adjusted amounts that are reflected in the Registrant's condensed financial information:

December 31, 2011 (in millions)	As Previously Reported	Effect of Change	As Currently Reported

Assets:
Investments in consolidated subsidiaries	$84,403	$(3,413)	$80,990

Total assets	169,036	(3,413)	165,623

AIG shareholders' equity:
Retained earnings	14,332	(3,558)	10,774
Accumulated other comprehensive income	6,336	145	6,481

Total AIG shareholders' equity	$104,951	$(3,413)	$101,538

Year Ended December 31, 2011 (dollars in millions)	As Previously Reported	Effect of Change	As Currently Reported

Statement of Operations:
Equity in earnings of consolidated subsidiaries	$5,222	$1,038	$6,260

Income (loss) from continuing operations before income tax benefit	(1,044)	1,038	(6)

Income tax benefit	(17,909)	(1,786)	(19,695)

Net income	16,865	2,824	19,689

Net income attributable to AIG Parent Company	$17,798	$2,824	$20,622

Year Ended December 31, 2010 (dollars in millions)	As Previously Reported	Effect of Change	As Currently Reported

Statement of Operations:
Equity in earnings of consolidated subsidiaries	$18,040	$3,345	$21,385

Income from continuing operations before income tax benefit	12,932	3,345	16,277

Income tax expense	5,144	258	5,402

Net income	7,788	3,087	10,875

Loss from discontinued operations	(2)	(815)	(817)

Net income attributable to AIG Parent Company	$7,786	$2,272	$10,058

AIG 2012 Form 10-K

The Registrant adopted this standard on January 1, 2012 and included the Condensed Consolidating Statement of Comprehensive Income (Loss).

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

Income taxes in the accompanying Condensed Balance Sheets are comprised of the Registrant's current and deferred tax assets, the consolidated group's current income tax receivable, deferred taxes related to tax attribute carryforwards of AIG's U.S. consolidated income tax group and a valuation allowance to reduce the consolidated deferred tax asset to an amount more likely than not to be realized. See Note 24 to the Consolidated Financial Statements for additional information.

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

AIG 2012 Form 10-K

Supplementary Insurance Information

Schedule III

At December 31, 2012, 2011 and 2010 and for the years then ended

Segment (in millions)	Deferred Policy Acquisition Costs	Liability for Unpaid Claims and Claims Adjustment Expense, Future Policy Benefits(a)	Reserve for Unearned Premiums	Policy and Contract Claims(b)	Premiums and Policy Fees	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written

2012
AIG Property Casualty	$2,441	$90,011	$22,161	$24	$34,873	$4,820	$25,785	$4,761	$7,317	$34,436
AIG Life and Retirement	5,672	32,288	–	856	5,219	10,755	9,977	931	2,079	–
Mortgage Guaranty	44	1,957	376	–	715	146	659	17	177	858
Other	25	75	–	9	(5)	4,622	(82)	–	(338)	–

	$8,182	$124,331	$22,537	$889	$40,802	$20,343	$36,339	$5,709	$9,235	$35,294

2011
AIG Property Casualty	$2,375	$91,686	$23,236	$26	$35,689	$4,348	$27,949	$4,324	$6,539	$34,840
AIG Life and Retirement	6,502	30,607	–	880	5,218	9,882	9,132	1,142	2,085	–
Mortgage Guaranty	25	3,104	229	–	792	132	834	20	167	801
Other	35	65	–	5	(4)	393	2	–	(333)	–

	$8,937	$125,462	$23,465	$911	$41,695	$14,755	$37,917	$5,486	$8,458	$35,641

2010
AIG Property Casualty	$2,099	$90,026	$23,573	$21	$32,521	$4,392	$27,867	$3,894	$6,207	$31,612
AIG Life and Retirement	7,258	28,192	–	686	5,230	10,768	8,754	1,086	2,206	–
Mortgage Guaranty	32	3,907	230	–	975	1,941	500	26	245	756
Divested Businesses	–	–	–	–	9,266	3,963	8,719	814	1,821	–
Other	42	294	–	5	37	(130)	39	1	(316)	–

	$9,431	$122,419	$23,803	$712	$48,029	$20,934	$45,879	$5,821	$10,163	$32,368

(a)     Liability for unpaid claims and claims adjustment expense with respect to the General Insurance operations are net of discounts of $3.25 billion, $3.18 billion and $3.22 billion at December 31, 2012, 2011 and 2010, respectively.

(b)     Reflected in insurance balances payable in the accompanying Consolidated Balance Sheet.

AIG 2012 Form 10-K

 Reinsurance

Schedule IV

At December 31, 2012, 2011 and 2010 and for the years then ended

(in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percent of Amount Assumed to Net

2012
Long-duration insurance in force	$918,260	$129,159	$458	$789,559		0.1%

Premiums:
AIG Property Casualty	$40,428	$9,420	$3,428	$34,436		10.0%
AIG Life and Retirement	3,014	602	16	2,428		0.7
Mortgage Guaranty	938	70	(10)	858		(1.2)
Divested businesses	11	–	–	11		–
Eliminations	–	7	7	–		–

Total premiums	$44,391	$10,099	$3,441	$37,733		9.1%

2011
Long-duration insurance in force	$918,982	$140,156	$643	$779,469		0.1%

AIG Property Casualty	$41,710	$9,901	$3,031	$34,840		8.7%
AIG Life and Retirement	3,085	591	19	2,513		0.8
Mortgage Guaranty	898	97	–	801		–
Divested businesses	15	6	2	11		18.2
Eliminations	–	(5)	(5)	–		–

Total premiums	$45,708	$10,590	$3,047	$38,165		8.0%

2010
Long-duration insurance in force(a)	$891,145	$148,605	$1,220	$743,760		0.2%

Premiums:
AIG Property Casualty	$38,965	$9,795	$2,442	$31,612		7.7%
AIG Life and Retirement	3,119	621	22	2,520		0.9
Mortgage Guaranty	927	169	(2)	756		(0.3)
Divested businesses	9,643	435	27	9,235	(b)	0.3
Eliminations	–	(25)	(25)	–		–

Total premiums	$52,654	$10,995	$2,464	$44,123		5.6%

(a)     Excludes long-duration insurance in force of $399.4 billion related to held-for-sale entities at December 31, 2010.

(b)     Includes accident and health premiums of $1.57 billion in 2010.

AIG 2012 Form 10-K

Valuation and Qualifying Accounts

Schedule V

For the years ended December 31, 2012, 2011 and 2010

		Additions
(in millions)	Balance, Beginning of year	Charged to Costs and Expenses	Charge Offs	Activity of Discontinued Operations	Reclassified to Assets of Businesses Held for Sale	Divested Businesses	Other Changes*	Balance, End of year

2012
Allowance for mortgage and other loans receivable	$740	$(103)	$(43)	$(205)	$–	$–	$16	$405
Allowance for premiums and insurances balances receivable	484	174	(36)	–	–	–	2	624
Allowance for reinsurance assets	364	(4)	(1)	–	–	–	(21)	338
Federal and foreign valuation allowance for deferred tax assets	11,047	(1,907)	–	–	–	–	(1,104)	8,036

2011
Allowance for mortgage and other loans receivable	$878	$(18)	$(125)	$22	$–	$(55)	$38	$740
Allowance for premiums and insurances balances receivable	515	63	(94)	–	–	–	–	484
Allowance for reinsurance assets	492	(116)	(63)	–	–	–	51	364
Federal and foreign valuation allowance for deferred tax assets	27,548	(18,307)	–	–	–	–	1,806	11,047

2010
Allowance for mortgage and other loans receivable	$2,444	$348	$(354)	$125	$(58)	$(1,635)	$8	$878
Allowance for premiums and insurances balances receivable	537	87	(113)	(2)	–	(7)	13	515
Allowance for reinsurance assets	440	3	14	(4)	–	–	39	492
Federal and foreign valuation allowance for deferred tax assets	25,605	1,361	–	1,292	–	–	(710)	27,548

*         Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

AIG 2012 Form 10-K