Form 10-Q
period 2013-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2013-08-05
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013	Commission File Number 1-8787

American International Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
180 Maiden Lane, New York, New York (Address of principal executive offices)	10038 (Zip Code)

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

As of July 31, 2013, there were 1,476,350,909 shares outstanding of the registrant's common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. / FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except for share data)	June 30, 2013	December 31, 2012

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2013 – $248,694; 2012 – $246,149)	$261,229	$269,959
Bond trading securities, at fair value	23,789	24,584
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2013 – $1,590; 2012 – $1,640)	3,153	3,212
Common and preferred stock trading, at fair value	758	662
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2013 – $59; 2012 – $134)	19,857	19,482
Other invested assets (portion measured at fair value: 2013 – $7,871; 2012 – $7,056)	29,206	29,117
Short-term investments (portion measured at fair value: 2013 – $6,099; 2012 – $8,056)	20,215	28,808

Total investments	358,207	375,824

Cash	1,762	1,151
Accrued investment income	2,916	3,054
Premiums and other receivables, net of allowance	14,203	13,989
Reinsurance assets, net of allowance	26,506	25,595
Deferred income taxes	20,044	17,466
Deferred policy acquisition costs	8,770	8,182
Derivative assets, at fair value	2,805	3,671
Other assets, including restricted cash of $922 in 2013 and $1,878 in 2012 (portion measured at fair value: 2013 – $582; 2012 – $696)	9,298	10,399
Separate account assets, at fair value	61,759	57,337
Assets held for sale	31,168	31,965

Total assets	$537,438	$548,633

Liabilities:
Liability for unpaid claims and claims adjustment expense	$84,054	$87,991
Unearned premiums	23,578	22,537
Future policy benefits for life and accident and health insurance contracts	39,844	40,523
Policyholder contract deposits (portion measured at fair value: 2013 – $586; 2012 – $1,257)	121,439	122,980
Other policyholder funds	5,400	6,267
Derivative liabilities, at fair value	3,124	4,061
Other liabilities (portion measured at fair value: 2013 – $867; 2012 – $1,080)	30,895	32,068
Long-term debt (portion measured at fair value: 2013 – $7,013; 2012 – $8,055)	42,614	48,500
Separate account liabilities	61,759	57,337
Liabilities held for sale	26,496	27,366

Total liabilities	439,203	449,630

Contingencies, commitments and guarantees (see Note 10)

Redeemable noncontrolling interests (see Note 12)	80	334

AIG shareholders' equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2013 – 1,906,613,772 and 2012 – 1,906,611,680	4,766	4,766
Treasury stock, at cost; 2013 – 430,265,761; 2012 – 430,289,745 shares of common stock	(13,923)	(13,924)
Additional paid-in capital	80,468	80,410
Retained earnings	19,113	14,176
Accumulated other comprehensive income	7,039	12,574

Total AIG shareholders' equity	97,463	98,002
Non-redeemable noncontrolling interests (including $100 associated with businesses held for sale)	692	667

Total equity	98,155	98,669

Total liabilities and equity	$537,438	$548,633

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. / FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2013	2012	2013	2012

Revenues:
Premiums	$9,200	$9,629	$18,572	$19,099
Policy fees	623	567	1,238	1,151
Net investment income	3,844	4,481	8,008	11,586
Net realized capital gains:
Total other-than-temporary impairments on available for sale securities	(17)	(99)	(57)	(267)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Other comprehensive income (loss)	(10)	(51)	(11)	(336)

Net other-than-temporary impairments on available for sale securities recognized in net income	(27)	(150)	(68)	(603)
Other realized capital gains	1,618	549	1,959	751

Total net realized capital gains	1,591	399	1,891	148
Other income	2,057	1,145	3,494	1,734

Total revenues	17,315	16,221	33,203	33,718

Benefits, claims and expenses:
Policyholder benefits and claims incurred	8,090	7,789	14,818	14,908
Interest credited to policyholder account balances	972	1,054	1,989	2,116
Amortization of deferred acquisition costs	1,353	1,472	2,639	2,819
Other acquisition and insurance expenses	2,245	2,264	4,483	4,522
Interest expense	535	567	1,112	1,132
Loss on extinguishment of debt	38	9	378	9
Other expenses	935	1,397	1,805	2,077

Total benefits, claims and expenses	14,168	14,552	27,224	27,583

Income from continuing operations before income tax expense	3,147	1,669	5,979	6,135
Income tax expense (benefit)	422	(491)	1,116	590

Income from continuing operations	2,725	2,160	4,863	5,545
Income from discontinued operations, net of income tax expense	33	179	126	243

Net income	2,758	2,339	4,989	5,788

Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	208
Other	27	7	52	40

Total net income from continuing operations attributable to noncontrolling interests	27	7	52	248

Net income attributable to AIG	$2,731	$2,332	$4,937	$5,540

Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.83	$1.23	$3.26	$2.92
Income from discontinued operations	$0.02	$0.10	$0.08	$0.13
Net Income attributable to AIG	$1.85	$1.33	$3.34	$3.05

Diluted:
Income from continuing operations	$1.82	$1.23	$3.25	$2.92
Income from discontinued operations	$0.02	$0.10	$0.08	$0.13
Net Income attributable to AIG	$1.84	$1.33	$3.33	$3.05

Weighted average shares outstanding:
Basic	1,476,512,720	1,756,689,067	1,476,491,719	1,816,331,019
Diluted	1,482,246,618	1,756,714,475	1,479,462,612	1,816,358,625

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. / FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Net income	$2,758	$2,339	$4,989	$5,788

Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	(87)	17	195	630
Change in unrealized appreciation (depreciation) of all other investments	(4,446)	1,305	(5,234)	2,286
Change in foreign currency translation adjustments	(305)	(427)	(578)	(336)
Change in net derivative gains arising from cash flow hedging activities	–	1	–	23
Change in retirement plan liabilities adjustment	17	14	61	32

Other comprehensive income (loss)	(4,821)	910	(5,556)	2,635

Comprehensive income (loss)	(2,063)	3,249	(567)	8,423
Comprehensive income (loss) attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	–	–	–	208
Comprehensive income (loss) attributable to other noncontrolling interests	6	(1)	31	37

Total comprehensive income (loss) attributable to noncontrolling interests	6	(1)	31	245

Comprehensive income (loss) attributable to AIG	$(2,069)	$3,250	$(598)	$8,178

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. / FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited)

Six Months Ended June 30, 2013 (in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total AIG Share- holders' Equity	Non redeemable Non- controlling Interests	Total Equity

Balance, beginning of year	$4,766	$(13,924)	$80,410	$14,176	$12,574	$98,002	$667	$98,669

Net income attributable to AIG or other noncontrolling interests*	–	–	–	4,937	–	4,937	48	4,985
Other comprehensive loss	–	–	–	–	(5,535)	(5,535)	(4)	(5,539)
Deferred income taxes	–	–	(7)	–	–	(7)	–	(7)
Net increase due to deconsolidation	–	–	–	–	–	–	1	1
Contributions from noncontrolling interests	–	–	–	–	–	–	13	13
Distributions to noncontrolling interests	–	–	–	–	–	–	(31)	(31)
Other	–	1	65	–	–	66	(2)	64

Balance, end of period	$4,766	$(13,923)	$80,468	$19,113	$7,039	$97,463	$692	$98,155

*     Excludes gains of $4 million for the six months ended June 30, 2013 attributable to redeemable noncontrolling interests. See Note 12 to the Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. / FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six Months Ended June 30, (in millions)	2013	2012

Cash flows from operating activities:
Net income	$4,989	$5,788
Income from discontinued operations	(126)	(243)

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(1,665)	(1,812)
Net losses on extinguishment of debt	378	9
Unrealized gains in earnings — net	(2,367)	(4,096)
Equity in income from equity method investments, net of dividends or distributions	(792)	(395)
Depreciation and other amortization	2,439	2,558
Impairments of assets	282	957
Changes in operating assets and liabilities:
Property casualty and life insurance reserves	775	(639)
Premiums and other receivables and payables — net	(518)	515
Reinsurance assets and funds held under reinsurance treaties	(544)	(365)
Capitalization of deferred policy acquisition costs	(2,953)	(2,863)
Current and deferred income taxes — net	907	286
Other, net	(486)	506

Total adjustments	(4,544)	(5,339)

Net cash provided by operating activities — continuing operations	319	206
Net cash provided by operating activities — discontinued operations	1,355	1,426

Net cash provided by operating activities	1,674	1,632

Cash flows from investing activities:
Proceeds from (payments for)
Sales or distribution of:
Available for sale investments	19,164	21,402
Trading securities	2,850	5,671
Other invested assets	2,959	7,718
Maturities of fixed maturity securities available for sale	12,517	10,728
Principal payments received on and sales of mortgage and other loans receivable	1,602	1,372
Purchases of:
Available for sale investments	(35,522)	(22,644)
Trading securities	(1,763)	(8,743)
Other invested assets	(2,423)	(2,163)
Mortgage and other loans receivable	(2,143)	(1,402)
Net change in restricted cash	956	(284)
Net change in short-term investments	8,524	(859)
Other, net	(417)	123

Net cash provided by investing activities — continuing operations	6,304	10,919
Net cash used in investing activities — discontinued operations	(233)	(48)

Net cash provided by investing activities	6,071	10,871

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	6,757	6,809
Policyholder contract withdrawals	(8,066)	(7,077)
Issuance of long-term debt	486	4,045
Repayments of long-term debt	(5,403)	(5,271)
Repayment of Department of the Treasury SPV Preferred Interests	–	(8,636)
Purchase of Common Stock	–	(5,000)
Other, net	290	2,599

Net cash used in financing activities — continuing operations	(5,936)	(12,531)
Net cash used in financing activities — discontinued operations	(1,119)	(190)

Net cash used in financing activities	(7,055)	(12,721)

Effect of exchange rate changes on cash	(70)	(24)

Net increase (decrease) in cash	620	(242)
Cash at beginning of period	1,151	1,474
Change in cash of businesses held for sale	(9)	–

Cash at end of period	$1,762	$1,232

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

Cash paid during the period for:
Interest	$2,408	$2,088
Taxes	$209	$206
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,980	$2,186

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1 / NOTE 1.    BASIS OF PRESENTATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

American International Group, Inc. (AIG) is a leading international insurance organization serving customers in more than 130 countries. AIG companies serve commercial, institutional and individual customers through one of the most extensive worldwide property-casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG) and the Tokyo Stock Exchange. Unless the context indicates otherwise, the terms "AIG," "we," "us" or "our" mean American International Group, Inc. and its consolidated subsidiaries and the term "AIG Parent" means American International Group, Inc. and not any of its consolidated subsidiaries.

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

Certain of our foreign subsidiaries included in the condensed consolidated financial statements report on different fiscal-period bases. The effect on our condensed consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these condensed consolidated financial statements has been recorded. In the opinion of management, these condensed consolidated financial statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein.

Interim period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2013 and prior to the issuance of these condensed consolidated financial statements.

Presentation Changes

Advisory fee income, and the related commissions and advisory fee expenses of AIG Life and Retirement's broker dealer business, are now being presented on a gross basis within Other income and Other expenses, respectively. Previously, these amounts were included on a net basis within Policy fees in AIG's Condensed Consolidated Statements of Income and in AIG Life and Retirement's segment results.

In addition, policyholder benefits related to certain payout annuities, primarily with life contingent features, are now being presented in the Condensed Consolidated Balance Sheets as Future policy benefits for life and accident and health insurance contracts instead of as Policyholder contract deposits.

Prior period amounts were conformed to the current period presentation. These changes did not affect Income from continuing operations before income tax expense, Net income attributable to AIG or Total liabilities.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involves a significant degree of judgment. Accounting policies that are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:

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

•
recoverability of assets, including reinsurance assets;

ITEM 1 / NOTE 1.    BASIS OF PRESENTATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•
estimated gross profits for investment-oriented products;

•
other-than-temporary impairments of financial instruments;

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards Adopted During 2013

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board (FASB) issued an accounting standard that allows a company, as a first step in an impairment review, to assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired. We are not required to calculate the fair value of an indefinite-lived intangible asset and perform a quantitative impairment test unless we determine, based on the results of the qualitative assessment, that it is more likely than not the asset is impaired.

The standard became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted the standard on its required effective date of January 1, 2013. The adoption of this standard had no material effect on our consolidated financial condition, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued an accounting standard that clarifies the scope of transactions subject to disclosures about offsetting assets and liabilities. The standard applies to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement.

The standard became effective for fiscal years and interim periods beginning on or after January 1, 2013. We adopted the standard on its required effective date of January 1, 2013 and applied it retrospectively to all comparative periods presented. The adoption of this standard had no material effect on our consolidated financial condition, results of operations or cash flows.

Reporting of Amounts in Comprehensive Income

In February 2013, the FASB issued an accounting standard requiring us to disclose the effect of reclassifying significant items out of Accumulated other comprehensive income on the respective line items of net income or to provide a cross-reference to other disclosures required under GAAP.

The standard became effective for annual and interim reporting periods beginning after December 15, 2012. We adopted the standard on its required effective date of January 1, 2013. The adoption of this standard had no effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The standard is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard should be applied retrospectively to all prior periods presented. We plan to adopt the standard on its required effective date of January 1, 2014 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of an Investment within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the FASB issued an accounting standard addressing whether consolidation guidance or foreign currency guidance applies to the release of the cumulative translation adjustment into net income when a parent sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or net assets that are a business (other than a sale of in-substance real estate) within a foreign entity. The guidance also resolves the diversity in practice for the cumulative translation adjustment treatment in business combinations achieved in stages involving foreign entities.

Under this standard, the entire amount of the cumulative translation adjustment associated with the foreign entity should be released into earnings when there has been: (i) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete or substantially complete liquidation of the foreign entity in which the subsidiary or the net assets had resided; (ii) a loss of a controlling financial interest in an investment in a foreign entity; or (iii) a change in accounting method from applying the equity method to an investment in a foreign entity to consolidating the foreign entity.

The standard is effective for fiscal years and interim periods beginning after December 15, 2013, and will be applied prospectively. We plan to adopt the standard on its required effective date of January 1, 2014 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Investment Company Guidance

In June 2013, the FASB issued an accounting standard that amends the criteria a company must meet to qualify as an investment company, clarifies the measurement guidance, and requires new disclosures for investment companies. An entity that is regulated by the Securities and Exchange Commission under the Investment Company Act of 1940 (the 1940 Act) qualifies as an investment company. Entities that are not regulated under the 1940 Act must have certain fundamental characteristics and must consider other characteristics to determine whether they qualify as investment companies. An entity's purpose and design should be considered when making the assessment.

The standard is effective for fiscal years and interim periods beginning after December 15, 2013. Earlier adoption is prohibited. An entity that no longer meets the requirements to be an investment company as a result of this standard should present the change in its status as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. An entity that is an investment company should apply the guidance prospectively as an adjustment to opening net assets as of the effective date. The adjustment to net assets represents both the difference between the fair value and the carrying amount of the entity's investments and any amount previously recognized in accumulated other comprehensive income. We plan to adopt the standard on its required effective date of January 1, 2014 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Inclusion of the Federal Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB issued an accounting standard that permits the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury rates and LIBOR. The standard also removes the prohibition on the use of differing benchmark rates when entering into similar hedging relationships. The standard is effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued an accounting standard that requires a liability related to unrecognized tax benefits to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward or a tax credit carryforward (the Carryforwards). When the Carryforwards are not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the applicable jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with the related deferred tax assets.

The standard is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard should be applied prospectively to unrecognized tax benefits that existed at the effective date. Retrospective application is permitted. We plan to adopt the standard prospectively on its required effective date of January 1, 2014 and are assessing the effect of adopting the standard on our consolidated financial condition, results of operations and cash flows.

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

AIG Property Casualty Investment Income Allocation

Investment income is allocated to the Commercial Insurance and Consumer Insurance operating segments based on an internal investment income allocation model. The model estimates investable funds based primarily on loss reserves and allocated capital. Commencing in the first quarter of 2013, AIG Property Casualty began applying similar duration and risk-free yields (plus an illiquidity premium) to the allocated capital of Commercial Insurance and Consumer Insurance as is applied to reserves.

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

ITEM 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AIG Life and Retirement fully implemented these changes during the first quarter of 2013 and now presents its operating results in the following two operating segments:

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

These changes align financial reporting with the manner in which AIG's chief operating decision makers review the business to assess performance and to allocate resources. Prior period amounts have been revised to reflect the new structure, which did not affect previously reported pre-tax income from continuing operations for AIG Life and Retirement. Prior to the first quarter of 2013, AIG Life and Retirement was presented as two operating segments: Life Insurance and Retirement Services.

The following table presents AIG's operations by reportable segment:

	2013		2012
Three Months Ended June 30, (in millions)	Total Revenues	Pre-tax Income (Loss) from continuing operations	Total Revenues	Pre-tax Income (Loss) from continuing operations

AIG Property Casualty
Commercial Insurance	$5,696	$535	$6,051	$745
Consumer Insurance	3,347	91	3,564	192
Other	723	542	405	24

Total AIG Property Casualty	9,766	1,168	10,020	961

AIG Life and Retirement
Retail	3,439	1,177	2,501	341
Institutional	2,609	542	1,927	436

Total AIG Life and Retirement	6,048	1,719	4,428	777

Other Operations
Mortgage Guaranty	243	75	224	48
Global Capital Markets	232	175	10	(25)
Direct Investment book	815	720	584	485
Retained Interests	–	–	813	813
Corporate & Other	411	(701)	251	(1,435)
Consolidation and elimination	(10)	1	(13)	(2)

Total Other Operations	1,691	270	1,869	(116)

AIG Consolidation and elimination	(190)	(10)	(96)	47

Total AIG Consolidated	$17,315	$3,147	$16,221	$1,669

ITEM 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	2013		2012
Six Months Ended June 30, (in millions)	Total Revenues	Pre-tax Income (Loss) from continuing operations	Total Revenues	Pre-tax Income (Loss) from continuing operations

AIG Property Casualty
Commercial Insurance	$11,469	$1,576	$11,944	$1,390
Consumer Insurance	6,853	244	7,176	426
Other	1,403	952	698	55

Total AIG Property Casualty	19,725	2,772	19,818	1,871

AIG Life and Retirement
Retail	6,442	2,173	4,900	825
Institutional	4,346	1,116	3,430	814

Total AIG Life and Retirement	10,788	3,289	8,330	1,639

Other Operations
Mortgage Guaranty	474	119	424	56
Global Capital Markets	505	402	170	63
Direct Investment book	1,226	1,032	928	733
Retained Interests	–	–	3,860	3,860
Corporate & Other	813	(1,699)	513	(2,093)
Consolidation and elimination	(19)	2	(23)	1

Total Other Operations	2,999	(144)	5,872	2,620

AIG Consolidation and elimination	(309)	62	(302)	5

Total AIG Consolidated	$33,203	$5,979	$33,718	$6,135

4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

International Lease Finance Corporation Sale

On December 9, 2012, American International Group, Inc. (AIG Parent), AIG Capital Corporation (Seller), a wholly-owned direct subsidiary of AIG Parent and the sole shareholder of International Lease Finance Corporation (ILFC), and Jumbo Acquisition Limited (Purchaser) entered into a definitive agreement (the Share Purchase Agreement) for the sale of 80.1 percent of the common stock of ILFC for approximately $4.2 billion in cash (the ILFC Transaction). The Share Purchase Agreement permits the Purchaser to elect to purchase an additional 9.9 percent of the common stock of ILFC for $522.5 million (the Option). On June 15, 2013, AIG, Seller and Purchaser entered into an amendment (the Amendment) to the Share Purchase Agreement, as amended by Amendment No. 1, dated May 10, 2013. The Amendment extended to July 31, 2013, the date on which any of AIG Parent, Seller or Purchaser may terminate the Share Purchase Agreement, as amended, if the closing of the ILFC Transaction has not yet occurred. Under the Amendment, AIG Parent and Seller may pursue (but not enter into definitive documentation for, or consummate) other offers for ILFC and may continue to pursue (but not engage in widespread solicitation of orders for, or request effectiveness of) the alternative of a public offering.

On July 15, 2013, the Purchaser delivered notice that it intended to exercise the Option, raising the size of the total purchase to 90 percent of the common stock of ILFC.

As of August 5, 2013, the closing of the ILFC Transaction has not occurred. AIG continues to consider ILFC as a non-core business and is continuing to pursue other options including a sale or initial public offering. We determined ILFC met the criteria for held for sale and discontinued operations accounting at June 30, 2013 and December 31, 2012.

ITEM 1 / NOTE 4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the components of assets and liabilities, all of which consist of ILFC, held-for-sale:

(in millions)	June 30, 2013	December 31, 2012

Assets:
Equity securities	$2	$1
Mortgage and other loans receivable, net	118	117
Flight equipment primarily under operating leases, net of accumulated depreciation	34,948	34,468
Short-term investments	1,521	1,861
Cash	73	63
Premiums and other receivables, net of allowance	334	308
Other assets	2,062	1,864

Assets of businesses held for sale	39,058	38,682

Less: Loss accrual	(7,890)	(6,717)

Total assets held for sale	$31,168	$31,965

Liabilities:
Other liabilities	$3,222	$3,043
Long-term debt	23,274	24,323

Total liabilities held for sale	$26,496	$27,366

The following table summarizes income from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Revenues:
Aircraft leasing revenue	$1,115	$1,123	$2,193	$2,279
Net realized capital gains (losses)	–	(2)	(1)	(1)
Other income	(4)	(4)	(7)	(9)

Total revenues	1,111	1,117	2,185	2,269

Benefits, claims and expenses, excluding Aircraft leasing expenses	383	389	771	798
Aircraft leasing expenses	90	646	180	1,271

Income from discontinued operations	638	82	1,234	200

Gain (loss) on sale	(591)	(8)	(1,027)	12

Income from discontinued operations, before income tax expense	47	74	207	212

Income tax (benefit) expense	14	(105)	81	(31)

Income from discontinued operations, net of income tax	$33	$179	$126	$243

We recorded a $4.4 billion after-tax loss on the sale of ILFC for the year ended December 31, 2012. In the three- and six-month periods ended June 30, 2013, we recorded an additional $619 million and $1.2 billion pre-tax loss, respectively, on the sale of ILFC, largely offsetting ILFC operating results for such periods. ILFC operating results did not include depreciation and amortization expense as a result of its classification as held for sale, as depreciation and amortization expense is not recorded on the assets of a business after the business is classified as held-for-sale.

ALICO

In connection with the sale of American Life Insurance Company (ALICO) to MetLife, Inc. (MetLife), we recognized pre-tax gains of $28 million and $145 million, in the three- and six-month periods ended June 30, 2013, respectively,

ITEM 1 / NOTE 4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

primarily attributable to refunds of taxes, interest and penalties after a successful appeal to the Japanese tax authorities related to the deduction of unrealized foreign exchange losses on certain bond securities held by ALICO prior to its sale to MetLife in 2010.

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

Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are classified in accordance with a fair value hierarchy consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•
Level 1:  Fair value measurements based on quoted prices (unadjusted) in active markets that AIG has the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. We do not adjust the quoted price for such instruments.

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

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2013 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$266	$3,264	$–	$–	$–	$3,530
Obligations of states, municipalities and political subdivisions	–	31,783	945	–	–	32,728
Non-U.S. governments	562	23,047	20	–	–	23,629
Corporate debt	–	142,323	1,634	–	–	143,957
RMBS	–	23,288	13,694	–	–	36,982
CMBS	–	5,226	5,455	–	–	10,681
CDO/ABS	–	3,580	6,142	–	–	9,722

Total bonds available for sale	828	232,511	27,890	–	–	261,229

Bond trading securities:
U.S. government and government sponsored entities	164	5,897	–	–	–	6,061
Obligations of states, municipalities and political subdivisions	–	181	–	–	–	181
Non-U.S. governments	–	2	–	–	–	2
Corporate debt	–	1,098	–	–	–	1,098
RMBS	–	1,404	782	–	–	2,186
CMBS	–	881	820	–	–	1,701
CDO/ABS	–	3,588	8,972	–	–	12,560

Total bond trading securities	164	13,051	10,574	–	–	23,789

Equity securities available for sale:
Common stock	2,817	–	76	–	–	2,893
Preferred stock	–	33	48	–	–	81
Mutual funds	170	9	–	–	–	179

Total equity securities available for sale	2,987	42	124	–	–	3,153

Equity securities trading	676	82	–	–	–	758
Mortgage and other loans receivable	–	59	–	–	–	59
Other invested assets	11	2,221	5,639	–	–	7,871
Derivative assets:
Interest rate contracts	8	4,109	961	–	–	5,078
Foreign exchange contracts	–	117	–	–	–	117
Equity contracts	137	55	73	–	–	265
Commodity contracts	–	123	1	–	–	124
Credit contracts	–	–	56	–	–	56
Other contracts	–	1	36	–	–	37
Counterparty netting and cash collateral	–	–	–	(2,011)	(861)	(2,872)

Total derivative assets	145	4,405	1,127	(2,011)	(861)	2,805

Short-term investments	215	5,884	–	–	–	6,099
Separate account assets	58,796	2,963	–	–	–	61,759
Other assets	–	582	–	–	–	582

Total	$63,822	$261,800	$45,354	$(2,011)	$(861)	$368,104

Liabilities:
Policyholder contract deposits	$–	$–	$586	$–	$–	$586
Derivative liabilities:
Interest rate contracts	–	4,359	182	–	–	4,541
Foreign exchange contracts	–	155	–	–	–	155
Equity contracts	–	104	3	–	–	107
Commodity contracts	–	127	–	–	–	127
Credit contracts	–	–	1,650	–	–	1,650
Other contracts	–	26	141	–	–	167
Counterparty netting and cash collateral	–	–	–	(2,011)	(1,612)	(3,623)

Total derivative liabilities	–	4,771	1,976	(2,011)	(1,612)	3,124

Long-term debt	–	6,594	419	–	–	7,013
Other liabilities	116	751	–	–	–	867

Total	$116	$12,116	$2,981	$(2,011)	$(1,612)	$11,590

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$–	$3,483	$–	$–	$–	$3,483
Obligations of states, municipalities and political subdivisions	–	34,681	1,024	–	–	35,705
Non-U.S. governments	1,004	25,782	14	–	–	26,800
Corporate debt	–	149,625	1,487	–	–	151,112
RMBS	–	22,730	11,662	–	–	34,392
CMBS	–	5,010	4,905	–	–	9,915
CDO/ABS	–	3,492	5,060	–	–	8,552

Total bonds available for sale	1,004	244,803	24,152	–	–	269,959

Bond trading securities:
U.S. government and government sponsored entities	266	6,528	–	–	–	6,794
Non-U.S. governments	–	2	–	–	–	2
Corporate debt	–	1,320	–	–	–	1,320
RMBS	–	1,331	396	–	–	1,727
CMBS	–	1,424	803	–	–	2,227
CDO/ABS	–	3,969	8,545	–	–	12,514

Total bond trading securities	266	14,574	9,744	–	–	24,584

Equity securities available for sale:
Common stock	3,002	3	24	–	–	3,029
Preferred stock	–	34	44	–	–	78
Mutual funds	83	22	–	–	–	105

Total equity securities available for sale	3,085	59	68	–	–	3,212

Equity securities trading	578	84	–	–	–	662
Mortgage and other loans receivable	–	134	–	–	–	134
Other invested assets	125	1,542	5,389	–	–	7,056
Derivative assets:
Interest rate contracts	2	5,521	956	–	–	6,479
Foreign exchange contracts	–	104	–	–	–	104
Equity contracts	104	63	54	–	–	221
Commodity contracts	–	144	1	–	–	145
Credit contracts	–	–	60	–	–	60
Other contracts	–	–	38	–	–	38
Counterparty netting and cash collateral	–	–	–	(2,467)	(909)	(3,376)

Total derivative assets	106	5,832	1,109	(2,467)	(909)	3,671

Short-term investments	285	7,771	–	–	–	8,056
Separate account assets	54,430	2,907	–	–	–	57,337
Other assets	–	696	–	–	–	696

Total	$59,879	$278,402	$40,462	$(2,467)	$(909)	$375,367

Liabilities:
Policyholder contract deposits	$–	$–	$1,257	$–	$–	$1,257
Derivative liabilities:
Interest rate contracts	–	5,582	224	–	–	5,806
Foreign exchange contracts	–	174	–	–	–	174
Equity contracts	–	114	7	–	–	121
Commodity contracts	–	146	–	–	–	146
Credit contracts	–	–	2,051	–	–	2,051
Other contracts	–	6	200	–	–	206
Counterparty netting and cash collateral	–	–	–	(2,467)	(1,976)	(4,443)

Total derivative liabilities	–	6,022	2,482	(2,467)	(1,976)	4,061

Long-term debt	–	7,711	344	–	–	8,055
Other liabilities	30	1,050	–	–	–	1,080

Total	$30	$14,783	$4,083	$(2,467)	$(1,976)	$14,453

(a)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)  Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Condensed Consolidated Balance Sheets, and collateral received, not reflected in the Condensed Consolidated Balance Sheets, was $1.4 billion and $143 million, respectively, at June 30, 2013 and $1.9 billion and $299 million, respectively, at December 31, 2012.

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Transfers of Level 1 and Level 2 Assets and Liabilities

Our policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the three- and six-month periods ended June 30, 2013, we transferred $318 million and $557 million of securities issued by Non-U.S. government entities from Level 1 to Level 2, respectively, as they are no longer considered actively traded. For similar reasons, during the six-month period ended June 30, 2013, we transferred $93 million of securities issued by the U.S. government and U.S. government-sponsored entities from Level 1 to Level 2. We had no material transfers from Level 1 to Level 2 for U.S. government and government-sponsored entities for the three-month period ended June 30, 2013. We had no material transfers from Level 2 to Level 1 during the three- and six-month periods ended June 30, 2013.

During the three- and six-month periods ended June 30, 2012, we transferred $135.9 million of investments in securities issued by Non-U.S. governments from Level 1 to Level 2, as they were no longer considered actively traded. We had no material transfers from Level 2 to Level 1 during the three- and six-month periods ended June 30, 2012.

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and six-month periods ended June 30, 2013 and 2012 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2013 and 2012:

(in millions)	Fair Value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended June 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,019	$24	$(145)	$69	$–	$(22)	$945	$–
Non-U.S. governments	18	(1)	–	4	–	(1)	20	–
Corporate debt	1,449	–	(20)	8	256	(59)	1,634	–
RMBS	12,096	204	(144)	1,529	9	–	13,694	–
CMBS	5,315	–	(121)	263	7	(9)	5,455	–
CDO/ABS	5,577	72	(76)	381	198	(10)	6,142	–

Total bonds available for sale	25,474	299	(506)	2,254	470	(101)	27,890	–

Bond trading securities:
RMBS	730	(12)	–	64	–	–	782	(12)
CMBS	776	(1)	–	(41)	93	(7)	820	(16)
CDO/ABS	8,842	569	–	(572)	133	–	8,972	336

Total bond trading securities	10,348	556	–	(549)	226	(7)	10,574	308

Equity securities available for sale:
Common stock	22	(9)	6	57	–	–	76	–
Preferred stock	49	–	(1)	–	–	–	48	–

Total equity securities available for sale	71	(9)	5	57	–	–	124	–

Other invested assets	5,467	108	23	42	218	(219)	5,639	–

Total	$41,360	$954	$(478)	$1,804	$914	$(327)	$44,227	$308

Liabilities:
Policyholder contract deposits	$(1,047)	$410	$–	$51	$–	$–	$(586)	$637
Derivative liabilities, net:
Interest rate contracts	756	3	–	20	–	–	779	(7)
Equity contracts	66	8	–	(6)	2	–	70	(15)
Commodity contracts	1	–	–	–	–	–	1	–
Credit contracts	(1,775)	138	–	43	–	–	(1,594)	(181)
Other contracts	(139)	13	8	13	–	–	(105)	10

Total derivative liabilities, net	(1,091)	162	8	70	2	–	(849)	(193)

Long-term debt(b)	(407)	(15)	–	3	–	–	(419)	13

Total	$(2,545)	$557	$8	$124	$2	$–	$(1,854)	$457

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair Value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Six Months Ended June 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,024	$25	$(150)	$205	$–	$(159)	$945	$–
Non-U.S. governments	14	–	–	6	1	(1)	20	–
Corporate debt	1,487	(4)	(14)	30	332	(197)	1,634	–
RMBS	11,662	408	339	1,266	19	–	13,694	–
CMBS	5,124	11	20	188	161	(49)	5,455	–
CDO/ABS	4,841	97	–	1,020	379	(195)	6,142	–

Total bonds available for sale	24,152	537	195	2,715	892	(601)	27,890	–

Bond trading securities:
RMBS	396	10	–	138	238	–	782	(40)
CMBS	812	11	–	(140)	251	(114)	820	(42)
CDO/ABS	8,536	853	–	(1,009)	620	(28)	8,972	217

Total bond trading securities	9,744	874	–	(1,011)	1,109	(142)	10,574	135

Equity securities available for sale:
Common stock	24	–	5	47	–	–	76	–
Preferred stock	44	–	4	–	–	–	48	–

Total equity securities available for sale	68	–	9	47	–	–	124	–

Other invested assets	5,389	169	10	40	344	(313)	5,639	–

Total	$39,353	$1,580	$214	$1,791	$2,345	$(1,056)	$44,227	$135

Liabilities:
Policyholder contract deposits	$(1,257)	$615	$–	$56	$–	$–	$(586)	$664
Derivative liabilities, net:
Interest rate contracts	732	14	–	33	–	–	779	(9)
Equity contracts	47	36	–	(14)	1	–	70	(27)
Commodity contracts	1	–	–	(1)	–	1	1	1
Credit contracts	(1,991)	313	–	84	–	–	(1,594)	(396)
Other contracts	(162)	21	8	30	(2)	–	(105)	23

Total derivative liabilities, net	(1,373)	384	8	132	(1)	1	(849)	(408)

Long-term debt(b)	(344)	(95)	–	22	(2)	–	(419)	22

Total	$(2,974)	$904	$8	$210	$(3)	$1	$(1,854)	$278

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair Value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended June 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$1,054	$31	$(5)	$(63)	$45	$(49)	$1,013	$–
Non-U.S. governments	15	–	(7)	–	5	–	13	–
Corporate debt	1,323	(1)	(7)	5	55	(69)	1,306	–
RMBS	13,240	195	10	(616)	7	(2,348)	10,488	–
CMBS	4,173	2	14	492	12	(50)	4,643	–
CDO/ABS	4,882	26	89	(91)	168	–	5,074	–

Total bonds available for sale	24,687	253	94	(273)	292	(2,516)	22,537	–

Bond trading securities:
Corporate debt	5	–	–	(2)	–	–	3	–
RMBS	314	(5)	–	(19)	–	–	290	(7)
CMBS	433	16	–	13	4	(9)	457	78
CDO/ABS	8,416	1,444	–	4,787	–	–	14,647	1,462

Total bond trading securities	9,168	1,455	–	4,779	4	(9)	15,397	1,533

Equity securities available for sale:
Common stock	50	9	–	(19)	1	–	41	–
Preferred stock	106	–	(31)	61	3	–	139	–

Total equity securities available for sale	156	9	(31)	42	4	–	180	–

Mortgage and other loans receivable	1	–	–	–	–	–	1	–
Other invested assets	7,186	(32)	66	(68)	18	(121)	7,049	–

Total	$41,198	$1,685	$129	$4,480	$318	$(2,646)	$45,164	$1,533

Liabilities:
Policyholder contract deposits	$(782)	$(408)	$–	$2	$–	$–	$(1,188)	$244
Derivative liabilities, net:
Interest rate contracts	778	46	–	(63)	–	–	761	10
Equity contracts	40	(23)	–	11	–	–	28	–
Commodity contracts	2	–	–	(2)	–	2	2	(1)
Credit contracts	(2,705)	344	–	(226)	–	–	(2,587)	(122)
Other contracts	(37)	422	(7)	(490)	(42)	–	(154)	(15)

Total derivatives liabilities, net	(1,922)	789	(7)	(770)	(42)	2	(1,950)	(128)

Long-term debt(b)	(575)	(268)	–	22	–	414	(407)	(25)

Total	$(3,279)	$113	$(7)	$(746)	$(42)	$416	$(3,545)	$91

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair Value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Six Months Ended June 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$960	$32	$11	$37	$45	$(72)	$1,013	$–
Non-U.S. governments	9	–	1	(2)	5	–	13	–
Corporate debt	1,935	(17)	69	2	346	(1,029)	1,306	–
RMBS	10,877	125	803	710	355	(2,382)	10,488	–
CMBS	3,955	(67)	301	503	43	(92)	4,643	–
CDO/ABS	4,220	40	266	(21)	606	(37)	5,074	–

Total bonds available for sale	21,956	113	1,451	1,229	1,400	(3,612)	22,537	–

Bond trading securities:
Corporate debt	7	–	–	(4)	–	–	3	–
RMBS	303	28	–	(38)	–	(3)	290	18
CMBS	554	49	–	(122)	36	(60)	457	83
CDO/ABS	8,432	3,065	–	3,150	–	–	14,647	2,816

Total bond trading securities	9,296	3,142	–	2,986	36	(63)	15,397	2,917

Equity securities available for sale:
Common stock	57	23	(12)	(33)	6	–	41	–
Preferred stock	99	2	(23)	69	3	(11)	139	–

Total equity securities available for sale	156	25	(35)	36	9	(11)	180	–

Mortgage and other loans receivable	1	–	–	–	–	–	1	–
Other invested assets	6,618	(179)	276	33	760	(459)	7,049	–

Total	$38,027	$3,101	$1,692	$4,284	$2,205	$(4,145)	$45,164	$2,917

Liabilities:
Policyholder contract deposits	$(918)	$(269)	$–	$(1)	$–	$–	$(1,188)	$101
Derivative liabilities, net:
Interest rate contracts	785	46	–	(70)	–	–	761	(38)
Foreign exchange contracts	2	–	–	(2)	–	–	–	–
Equity contracts	28	(11)	–	13	(2)	–	28	–
Commodity contracts	2	–	–	(2)	–	2	2	(3)
Credit contracts	(3,273)	201	–	485	–	–	(2,587)	(642)
Other contracts	33	12	2	(78)	(123)	–	(154)	24

Total derivatives liabilities, net	(2,423)	248	2	346	(125)	2	(1,950)	(659)

Long-term debt(b)	(508)	(378)	(77)	136	–	420	(407)	54

Total	$(3,849)	$(399)	$(75)	$481	$(125)	$422	$(3,545)	$(504)

(a)  Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b)  Includes guaranteed investment agreements (GIAs), notes, bonds, loans and mortgages payable.

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Condensed Consolidated Statements of Income as follows:

(in millions)	Net Investment Income	Net Realized Capital Gains (Losses)	Other Income	Total

Three Months Ended June 30, 2013
Bonds available for sale	$239	$6	$54	$299
Bond trading securities	(5)	–	561	556
Equity securities available for sale	–	(9)	–	(9)
Other invested assets	107	(22)	23	108
Policyholder contract deposits	–	410	–	410
Derivative liabilities, net	15	(5)	152	162
Long-term debt	–	–	(15)	(15)

Three Months Ended June 30, 2012
Bonds available for sale	$234	$(9)	$28	$253
Bond trading securities	1,290	–	165	1,455
Equity securities available for sale	–	9	–	9
Other invested assets	5	(41)	4	(32)
Policyholder contract deposits	–	(408)	–	(408)
Derivative liabilities, net	–	72	717	789
Long-term debt	–	–	(268)	(268)

Six Months Ended June 30, 2013
Bonds available for sale	$449	$13	$75	$537
Bond trading securities	28	–	846	874
Equity securities available for sale	–	–	–	–
Other invested assets	154	(28)	43	169
Policyholder contract deposits	–	615	–	615
Derivative liabilities, net	15	17	352	384
Long-term debt	–	–	(95)	(95)

Six Months Ended June 30, 2012
Bonds available for sale	$465	$(384)	$32	$113
Bond trading securities	2,839	–	303	3,142
Equity securities available for sale	–	25	–	25
Other invested assets	(9)	(173)	3	(179)
Policyholder contract deposits	–	(269)	–	(269)
Derivative liabilities, net	(1)	61	188	248
Long-term debt	–	–	(378)	(378)

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present the gross components of purchases, sales, issues and settlements, net, shown above:

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issues and Settlements, Net(a)

Three Months Ended June 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$150	$(81)	$–	$69
Non-U.S. governments	5	–	(1)	4
Corporate debt	211	(114)	(89)	8
RMBS	2,110	–	(581)	1,529
CMBS	320	(18)	(39)	263
CDO/ABS	673	–	(292)	381

Total bonds available for sale	3,469	(213)	(1,002)	2,254

Bond trading securities:
RMBS	108	–	(44)	64
CMBS	–	–	(41)	(41)
CDO/ABS	129	–	(701)	(572)

Total bond trading securities	237	–	(786)	(549)

Equity securities available for sale	58	(1)	–	57
Other invested assets	205	(16)	(147)	42

Total assets	$3,969	$(230)	$(1,935)	$1,804

Liabilities:
Policyholder contract deposits	$–	$(6)	$57	$51
Derivative liabilities, net	2	3	65	70
Long-term debt(b)	–	–	3	3

Total liabilities	$2	$(3)	$125	$124

Three Months Ended June 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$97	$(158)	$(2)	$(63)
Non-U.S. governments	1	(1)	–	–
Corporate debt	80	(52)	(23)	5
RMBS	198	(268)	(546)	(616)
CMBS	596	(69)	(35)	492
CDO/ABS	203	–	(294)	(91)

Total bonds available for sale	1,175	(548)	(900)	(273)

Bond trading securities:
Corporate debt	–	–	(2)	(2)
RMBS	–	–	(19)	(19)
CMBS	70	(49)	(8)	13
CDO/ABS	5,025	–	(238)	4,787

Total bond trading securities	5,095	(49)	(267)	4,779

Equity securities available for sale	56	(19)	5	42
Other invested assets	134	(29)	(173)	(68)

Total assets	$6,460	$(645)	$(1,335)	$4,480

Liabilities:
Policyholder contract deposits	$–	$(8)	$10	$2
Derivative liabilities, net	–	–	(770)	(770)
Long-term debt(b)	–	–	22	22

Total liabilities	$–	$(8)	$(738)	$(746)

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issues and Settlements, Net(a)

Six Months Ended June 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$308	$(103)	$–	$205
Non-U.S. governments	8	–	(2)	6
Corporate debt	308	(114)	(164)	30
RMBS	2,712	(231)	(1,215)	1,266
CMBS	693	(164)	(341)	188
CDO/ABS	1,471	(159)	(292)	1,020

Total bonds available for sale	5,500	(771)	(2,014)	2,715

Bond trading securities:
RMBS	213	–	(75)	138
CMBS	19	(58)	(101)	(140)
CDO/ABS	318	–	(1,327)	(1,009)

Total bond trading securities	550	(58)	(1,503)	(1,011)

Equity securities available for sale	59	(11)	(1)	47
Other invested assets	448	(46)	(362)	40

Total assets	$6,557	$(886)	$(3,880)	$1,791

Liabilities:
Policyholder contract deposits	$–	$(12)	$68	$56
Derivative liabilities, net	5	(1)	128	132
Long-term debt(b)	–	–	22	22

Total liabilities	$5	$(13)	$218	$210

Six Months Ended June 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$205	$(166)	$(2)	$37
Non-U.S. governments	1	(3)	–	(2)
Corporate debt	141	(53)	(86)	2
RMBS	2,110	(362)	(1,038)	710
CMBS	722	(133)	(86)	503
CDO/ABS	520	(4)	(537)	(21)

Total bonds available for sale	3,699	(721)	(1,749)	1,229

Bond trading securities:
Corporate debt	–	–	(4)	(4)
RMBS	–	–	(38)	(38)
CMBS	183	(106)	(199)	(122)
CDO/ABS	5,025	(310)	(1,565)	3,150

Total bond trading securities	5,208	(416)	(1,806)	2,986

Equity securities	67	(33)	2	36
Other invested assets	400	(33)	(334)	33

Total assets	$9,374	$(1,203)	$(3,887)	$4,284

Liabilities:
Policyholder contract deposits	$–	$(14)	$13	$(1)
Derivative liabilities, net	2	–	344	346
Other long-term debt(b)	–	–	136	136

Total liabilities	$2	$(14)	$493	$481

(a)  There were no issuances during the three-and six-month periods ended June 30, 2013 and 2012.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2013 and 2012 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income as shown in the table above excludes $17 million of net gains and $55 million of net losses related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2013, respectively, and includes $10 million and $12 million of net gains related to assets and liabilities transferred out of Level 3 during the three- and six-month periods ended June 30, 2013, respectively.

Transfers of Level 3 Assets

During the three- and six-month periods ended June 30, 2013, transfers into Level 3 assets included certain investments in private placement corporate debt, residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS), collateralized debt obligations (CDO)/asset-backed securities (ABS), and investments in hedge funds and private equity funds.

•
The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

•
Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.

•
Certain investments in hedge funds were transferred into Level 3 as a result of limited market activity due to fund-imposed redemption restrictions.

•
Certain private equity fund investments were transferred into Level 3 due to these investments being carried at fair value and no longer being accounted for using the equity method of accounting, consistent with the changes in our ownership and the lack of ability to exercise more than minor influence over the respective investments.

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

During the three- and six-month periods ended June 30, 2013, transfers out of Level 3 assets primarily related to certain investments in municipal securities, private placement corporate debt, CMBS, CDO/ABS and investments in hedge funds.

•
Transfers of certain investments in municipal securities, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments.

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

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

•
The removal or easing of fund-imposed redemption restrictions resulted in the transfer of certain hedge fund investments out of Level 3 assets.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and six-month periods ended June 30, 2013.

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

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

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

(in millions)	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(a)

Assets:

Corporate debt	$1,090	Discounted cash flow	Yield(b)	4.09% – 10.93% (7.51%)

RMBS	12,119	Discounted cash flow	Constant prepayment rate(c)	0.00% – 9.85% (4.61%)
			Loss severity(c)	42.79% – 76.74% (59.76%)
			Constant default rate(c)	4.23% – 12.92% (8.57%)
			Yield(c)	2.88% – 7.41% (5.14%)

Certain CDO/ABS(d)	5,894	Discounted cash flow	Constant prepayment rate(c)	5.20% – 14.00% (9.40%)
			Loss severity(c)	42.20% – 64.60% (53.50%)
			Constant default rate(c)	3.20% – 15.80% (8.30%)
			Yield(c)	5.60% – 11.70% (9.50%)

Commercial mortgage backed securities	4,328	Discounted cash flow	Yield(b)	0.00% – 17.11% (6.83%)

CDO/ABS — Direct		Binomial Expansion	Recovery rate(b)	4.00% – 63.00% (21.00%)
Investment Book	487	Technique (BET)	Diversity score(b)	5 – 41 (14)
			Weighted average life(b)	1.21 – 10.10 years (5.26 years)

Liabilities:

Policyholder contract deposits — GMWB	586	Discounted cash flow	Equity implied volatility(b)	6.00% – 39.00%
			Base lapse rates(b)	1.00% – 40.00%
			Dynamic lapse rates(b)	0.20% – 60.00%
			Mortality rates(b)	0.50% – 40.00%
			Utilization rates(b)	0.50% – 25.00%

Derivative Liabilities — Credit contracts	1,190	BET	Recovery rates(b)	4.00% – 34.00% (17.00%)
			Diversity score(b)	9 – 37 (14)
			Weighted average life(b)	4.82 – 10.10 years (5.99 years)

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

(d)  Yield was the only input available for $285 million of total fair value at June 30, 2013.

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

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

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

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

Policyholder contract deposits

The significant unobservable inputs used for embedded derivatives in policyholder contract deposits measured at fair value, mainly guaranteed minimum withdrawal benefits (GMWB) for variable annuity products, are equity implied volatility, base and dynamic lapse rates, mortality rates and utilization rates. Mortality, lapse and utilization rates may vary significantly depending upon age groups and duration. In general, increases in volatility and utilization rates will increase the fair value of the liability associated with GMWB, while increases in lapse rates and mortality rates will decrease the fair value of the liability.

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

An increase in recovery rates and diversity score will decrease the fair value of the liability. An increase in the weighted average life will increase the fair value measurement of the liability.

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

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

		June 30, 2013		December 31, 2012
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using Net Asset Value Per Share (or its equivalent)	Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,671	$630	$2,529	$669

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	286	40	251	52

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	144	14	157	16

Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled	191	41	184	36

Other	Includes multi-strategy and mezzanine strategies	126	182	112	100

Total private equity funds		3,418	907	3,233	873

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	908	2	788	2

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,492	–	1,318	–

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	480	–	320	–

Distressed	Securities of companies that are already in default, under bankruptcy protection or troubled	460	20	316	–

Emerging markets	Investments in the financial markets of developing countries	221	–	–	–

Other	Includes multi-strategy and relative value strategies	45	–	66	–

Total hedge funds		3,606	22	2,808	2

Total		$7,024	$929	$6,041	$875

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Private equity fund investments included above are not redeemable, as distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager's discretion, typically in one or two-year increments. At June 30, 2013, assuming average original expected lives of 10 years for the funds, 65 percent of the total fair value using net asset value or its equivalent above would have expected remaining lives of less than three years, 33 percent between three and seven years and 2 percent between seven and 10 years.

Under contractual terms, hedge fund investments included above are redeemable monthly (16 percent), quarterly (39 percent), semi-annually (23 percent) and annually (22 percent), with redemption notices ranging from one day to 180 days. At June 30, 2013, however, investments representing approximately 74 percent of the total fair value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various restrictions. The majority of these restrictions, which may have been put in place at a fund's inception or thereafter, have pre-defined end dates and are generally expected to be lifted by the end of 2015. The restrictions that do not have stated end dates were primarily put in place prior to 2009. The partial restrictions relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which AIG elected the fair value option*:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Assets:
Mortgage and other loans receivable	$1	$9	$2	$31
Bonds and equity securities	256	263	632	907
Trading — ML II interest	–	–	–	246
Trading — ML III interest	–	1,306	–	2,558
Retained interest in AIA	–	(493)	–	1,302
Alternative Investments(a)	122	–	206	–
Other, including Short-term investments	2	9	5	13

Liabilities:
Long-term debt(b)	313	(218)	322	(664)
Other liabilities	(2)	26	(6)	(22)

Total gain (loss)(c)	$692	$902	$1,161	$4,371

(a)  Includes hedge funds, private equity funds, affordable housing partnerships and other investment partnerships.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

(c)  Excludes discontinued operations.

*     We are required to carry other instruments such as derivatives, trading securities and certain other invested assets at fair value with changes in fair value recorded through Net income. We recognized gains of $606 million and $605 million for the three-and six-month periods ended June 30, 2013, respectively, and losses of $13 million and gains of $554 million for the three-and six-month periods ended June 30, 2012, respectively, related to these financial instruments.

See Notes 6 and 7 to the Consolidated Financial Statements in the 2012 Annual Report for additional information about AIG's policies for electing the fair value option and for recognizing, measuring, and disclosing interest and dividend income and interest expense.

We recognized gains of $19 million and losses of $15 million during the three- and six-month periods ended June 30, 2013, respectively, and gains of $63 million and losses of $495 million during the three- and six-month periods ended June 30, 2012, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	June 30, 2013			December 31, 2012
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$59	$58	$1	$134	$141	$(7)
Liabilities:
Long-term debt*	$7,013	$5,297	$1,716	$8,055	$5,705	$2,350

*     Includes GIAs, notes, bonds, loans and mortgages payable.

There were no mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due or in non-accrual status at June 30, 2013 and December 31, 2012.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2013	2012	2013	2012

June 30, 2013
Alternative investments	$–	$–	$1,774	$1,774	$80	$83	$159	$176
Other assets	–	9	59	68	11	–	24	8

Total	$–	$9	$1,833	$1,842	$91	$83	$183	$184

December 31, 2012
Alternative investments	$–	$–	$2,062	$2,062
Other assets	–	3	18	21

Total	$–	$3	$2,080	$2,083

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying value and estimated fair value of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value

June 30, 2013
Assets:
Mortgage and other loans receivable	$–	$522	$19,846	$20,368	$19,798
Other invested assets	–	63	3,583	3,646	4,862
Short-term investments	–	14,116	–	14,116	14,116
Cash	1,762	–	–	1,762	1,762
Liabilities:
Policyholder contract deposits associated with investment-type contracts	–	157	118,328	118,485	103,391
Other liabilities	–	5,319	752	6,071	6,074
Long-term debt	–	37,385	1,983	39,368	35,601

December 31, 2012
Assets:
Mortgage and other loans receivable	$–	$823	$19,396	$20,219	$19,348
Other invested assets	–	237	3,521	3,758	4,932
Short-term investments	–	20,752	–	20,752	20,752
Cash	1,151	–		1,151	1,151
Liabilities:
Policyholder contract deposits associated with investment-type contracts	–	245	123,860	124,105	105,979
Other liabilities	–	3,981	818	4,799	4,800
Long-term debt	–	43,966	1,925	45,891	40,445

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

June 30, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$3,346	$219	$(35)	$3,530	$–
Obligations of states, municipalities and political subdivisions	31,481	1,565	(318)	32,728	2
Non-U.S. governments	22,885	1,041	(297)	23,629	–
Corporate debt	137,184	9,285	(2,512)	143,957	82
Mortgage-backed, asset-backed and collateralized:
RMBS	34,199	3,228	(445)	36,982	1,618
CMBS	10,437	591	(347)	10,681	43
CDO/ABS	9,162	702	(142)	9,722	81

Total mortgage-backed, asset-backed and collateralized	53,798	4,521	(934)	57,385	1,742

Total bonds available for sale(b)	248,694	16,631	(4,096)	261,229	1,826

Equity securities available for sale:
Common stock	1,356	1,561	(24)	2,893	–
Preferred stock	55	26	–	81	–
Mutual funds	179	11	(11)	179	–

Total equity securities available for sale	1,590	1,598	(35)	3,153	–

Total	$250,284	$18,229	$(4,131)	$264,382	$1,826

December 31, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$3,161	$323	$(1)	$3,483	$–
Obligations of states, municipalities and political subdivisions	33,042	2,685	(22)	35,705	2
Non-U.S. governments	25,449	1,395	(44)	26,800	–
Corporate debt	135,728	15,848	(464)	151,112	115
Mortgage-backed, asset-backed and collateralized:
RMBS	31,330	3,379	(317)	34,392	1,330
CMBS	9,449	770	(304)	9,915	(79)
CDO/ABS	7,990	806	(244)	8,552	82

Total mortgage-backed, asset-backed and collateralized	48,769	4,955	(865)	52,859	1,333

Total bonds available for sale(b)	246,149	25,206	(1,396)	269,959	1,450

Equity securities available for sale:
Common stock	1,492	1,574	(37)	3,029	–
Preferred stock	55	23	–	78	–
Mutual funds	93	12	–	105	–

Total equity securities available for sale	1,640	1,609	(37)	3,212	–

Total	$247,789	$26,815	$(1,433)	$273,171	$1,450

(a)  Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)  At June 30, 2013 and December 31, 2012, bonds available for sale held by us that were below investment grade or not rated totaled $31.0 billion and $29.6 billion, respectively.

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities in a loss position, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

June 30, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$889	$33	$10	$2	$899	$35
Obligations of states, municipalities and political subdivisions	4,623	298	88	20	4,711	318
Non-U.S. governments	3,995	273	159	24	4,154	297
Corporate debt	34,380	2,274	2,247	238	36,627	2,512
RMBS	7,164	272	1,048	173	8,212	445
CMBS	2,517	209	1,106	138	3,623	347
CDO/ABS	1,691	35	1,038	107	2,729	142

Total bonds available for sale	55,259	3,394	5,696	702	60,955	4,096

Equity securities available for sale:
Common stock	116	22	7	2	123	24
Preferred stock	5	–	–	–	5	–
Mutual funds	132	11	–	–	132	11

Total equity securities available for sale	253	33	7	2	260	35

Total	$55,512	$3,427	$5,703	$704	$61,215	$4,131

December 31, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$153	$1	$–	$–	$153	$1
Obligations of states, municipalities and political
subdivisions	692	11	114	11	806	22
Non-U.S. governments	1,555	19	442	25	1,997	44
Corporate debt	8,483	201	3,229	263	11,712	464
RMBS	597	28	1,661	289	2,258	317
CMBS	404	8	1,481	296	1,885	304
CDO/ABS	393	3	1,624	241	2,017	244

Total bonds available for sale	12,277	271	8,551	1,125	20,828	1,396

Equity securities available for sale:
Common stock	247	36	18	1	265	37
Mutual funds	3	–	–	–	3	–

Total equity securities available for sale	250	36	18	1	268	37

Total	$12,527	$307	$8,569	$1,126	$21,096	$1,433

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At June 30, 2013, we held 6,313 and 125 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 713 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2013 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Furthermore, we expect to recover the entire amortized cost basis of these securities. In performing this evaluation, we considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for Sale		Fixed Maturity Securities in a Loss Position Available for Sale
June 30, 2013 (in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$10,378	$10,572	$526	$512
Due after one year through five years	51,826	54,692	7,290	7,112
Due after five years through ten years	70,605	73,791	18,414	17,515
Due after ten years	62,087	64,789	23,323	21,252
Mortgage-backed, asset-backed and collateralized	53,798	57,385	15,498	14,564

Total	$248,694	$261,229	$65,051	$60,955

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or redemptions of our available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturity securities	$1,329	$56	$875	$23	$1,700	$127	$1,365	$39
Equity securities	46	6	14	1	83	9	465	4

Total	$1,375	$62	$889	$24	$1,783	$136	$1,830	$43

For the three- and six-month periods ended June 30, 2013, the aggregate fair value of available for sale securities sold was $12.2 billion and $19.2 billion, respectively, which resulted in net realized capital gains of $1.3 billion and $1.6 billion, respectively.

For the three- and six-month periods ended June 30, 2012, the aggregate fair value of available for sale securities sold was $10.6 billion and $21.5 billion, respectively, which resulted in net realized capital gains of $0.9 billion and $1.8 billion, respectively.

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Trading Securities

The following table presents the fair value of our trading securities:

	June 30, 2013		December 31, 2012
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

Fixed maturity securities:
U.S. government and government sponsored entities	$6,061	25%	$6,794	27%
Obligations of states, territories and political subdivisions	181	1	–	–
Non-U.S. governments	2	–	2	–
Corporate debt	1,098	4	1,320	5
Mortgage-backed, asset-backed and collateralized:
RMBS	2,186	9	1,727	7
CMBS	1,701	7	2,227	9
CDO/ABS and other collateralized(a)	12,553	51	12,506	50

Total mortgage-backed, asset-backed and collateralized	16,440	67	16,460	66
Other	7	–	8	–

Total fixed maturity securities	23,789	97	24,584	98

Equity securities	758	3	662	2

Total(b)	$24,547	100%	$25,246	100%

(a)  Includes $0.8 billion of U.S. Government agency backed ABS.

(b)  Securities presented herein are measured at fair value based on our election of the fair value option.

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Fixed maturity securities, including short-term investments	$2,919	$3,180	$5,964	$6,284
Change in fair value of ML II	–	–	–	246
Change in fair value of ML III	–	1,306	–	2,558
Change in fair value of AIA securities including realized gain	–	(493)	–	1,302
Equity securities	(12)	21	25	32
Interest on mortgage and other loans	290	264	570	529
Alternative investments*	738	350	1,604	855
Real estate	36	32	67	58
Other investments	28	(22)	81	1

Total investment income	3,999	4,638	8,311	11,865
Investment expenses	155	157	303	279

Net investment income	$3,844	$4,481	$8,008	$11,586

*     Includes hedge funds, private equity funds, affordable housing partnerships and other investment partnerships.

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Sales of fixed maturity securities	$1,273	$852	$1,573	$1,326
Sales of equity securities	40	13	74	461
Other-than-temporary impairments:
Severity	(3)	(10)	(5)	(14)
Change in intent	–	(2)	(3)	(22)
Foreign currency declines	–	(1)	–	(6)
Issuer-specific credit events	(82)	(202)	(145)	(788)
Adverse projected cash flows	(1)	(1)	(7)	(4)
Provision for loan losses	(2)	24	(5)	26
Foreign exchange transactions	82	185	411	(47)
Derivative instruments	288	(397)	17	(659)
Other	(4)	(62)	(19)	(125)

Net realized capital gains	$1,591	$399	$1,891	$148

Change in Unrealized Appreciation of Investments

The following table presents the increase (decrease) in unrealized appreciation of our available for sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Increase (decrease) in unrealized appreciation of investments:
Fixed maturities	$(10,123)	$2,026	$(11,275)	$5,013
Equity securities	(16)	(30)	(9)	(590)
Other investments	55	84	7	368

Total Increase (decrease) in unrealized appreciation of investments	$(10,084)	$2,080	$(11,277)	$4,791

Evaluating Investments for Other-Than-Temporary Impairments

For a discussion of our policy for evaluating investments for other-than-temporary impairments, see Note 7 to the Consolidated Financial Statements in the 2012 Annual Report.

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Impairments

The following table presents a rollforward of the cumulative credit loss component of other-than-temporary impairments recognized in earnings for our available for sale fixed maturity securities, and includes structured, corporate, municipal and sovereign fixed maturity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Balance, beginning of period	$4,603	$6,464	$5,164	$6,504
Increases due to:
Credit impairments on new securities subject to impairment losses	10	35	27	172
Additional credit impairments on previously impaired securities	12	69	30	376
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(167)	(248)	(558)	(518)
Accretion on securities previously impaired due to credit*	(222)	(231)	(427)	(453)
Other	–	1	–	9

Balance, end of period	$4,236	$6,090	$4,236	$6,090

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

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition

Contractually required payments (principal and interest)	$23,138
Cash flows expected to be collected*	18,213
Recorded investment in acquired securities	11,920

*     Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	June 30, 2013	December 31, 2012

Outstanding principal balance	$14,266	$11,791
Amortized cost	9,676	7,718
Fair value	10,801	8,823

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Balance, beginning of period	$5,114	$5,146	$4,766	$4,135
Newly purchased PCI securities	761	196	1,106	1,418
Disposals	–	(121)	(60)	(168)
Accretion	(170)	(177)	(330)	(345)
Effect of changes in interest rate indices	22	(133)	106	(161)
Net reclassification from non-accretable difference, including effects of prepayments	174	39	313	71

Balance, end of period	$5,901	$4,950	$5,901	$4,950

Pledged Investments

Secured Financing and Similar Arrangements

We enter into financing transactions whereby certain securities are transferred to financial institutions in exchange for cash or other liquid collateral. Securities transferred by us under these financing transactions may be sold or repledged by the counterparties. As collateral for the securities transferred by us, counterparties transfer assets to us, such as cash or high quality fixed maturity securities. Collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the transferred securities during the life of the transactions. Where we receive fixed maturity securities as collateral, we do not have the right to sell or repledge the collateral unless an event of default occurs by the counterparties. At the termination of the transactions, we and our counterparties are obligated to return the collateral provided and the securities transferred, respectively. We treat these transactions as secured financing arrangements.

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

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the fair value of securities pledged to counterparties under secured financing transactions:

(in millions)	June 30, 2013	December 31, 2012

Securities available for sale	$4,291	$8,180
Trading securities	2,804	2,985

We also enter into agreements in which we purchase securities under agreements to resell (reverse repurchase agreements), which are accounted for as secured financing transactions and reported as short-term investments or other assets, depending on their terms. These agreements are recorded at their contracted resale amounts plus accrued interest, other than those that are accounted for at fair value. Such agreements entered into by the DIB are carried at fair value based on market observable interest rates. In all reverse repurchase transactions, we take possession of or obtain a security interest in the related securities, and we have the right to sell or repledge the collateral received.

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	June 30, 2013	December 31, 2012

Securities collateral pledged to us	$8,548	$11,039
Amount repledged by us	7	33

Insurance — Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $6.9 billion and $8.9 billion at June 30, 2013 and December 31, 2012, respectively.

Other Pledges

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $64 million and $84 million of stock in FHLBs at June 30, 2013 and December 31, 2012, respectively. To the extent we borrow from the FHLB, our ownership interest in the stock of FHLBs will be pledged to the FHLB. In addition, we have pledged securities available for sale with a fair value of $75 million and $341 million at June 30, 2013 and December 31, 2012, respectively, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations approximated $4.3 billion and $4.4 billion at June 30, 2013 and December 31, 2012, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

ITEM 1 / NOTE 7. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable:

(in millions)	June 30, 2013	December 31, 2012

Commercial mortgages*	$14,673	$13,788
Life insurance policy loans	2,865	2,952
Commercial loans, other loans and notes receivable	2,700	3,147

Total mortgage and other loans receivable	20,238	19,887
Allowance for losses	(381)	(405)

Mortgage and other loans receivable, net	$19,857	$19,482

*     Commercial mortgages primarily represent loans for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 20 percent and 17 percent at June 30, 2013, respectively, and approximately 22 percent and 15 percent at December 31, 2012, respectively). Approximately 99 percent of the commercial mortgages held at such respective dates were current as to payments of principal and interest.

The following table presents the credit quality indicators for commercial mortgages:

	Number of Loans	Class							Percent of Total $
June 30, 2013 (dollars in millions)
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total

Credit Quality Indicator:
In good standing	993	$2,264	$4,642	$2,873	$1,689	$1,223	$1,659	$14,350	98%
Restructured(a)	6	49	188	7	–	–	22	266	2
90 days or less delinquent	3	–	–	–	–	–	–	–	–
>90 days delinquent or in process of foreclosure	8	–	31	26	–	–	–	57	–

Total(b)	1,010	$2,313	$4,861	$2,906	$1,689	$1,223	$1,681	$14,673	100%

Valuation allowance		$3	$81	$24	$20	$1	$41	$170	1%

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2013			2012
Six Months Ended June 30, (in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total

Allowance, beginning of year	$159	$246	$405	$305	$435	$740
Loans charged off	–	(26)	(26)	(5)	(5)	(10)
Recoveries of loans previously charged off	3	2	5	4	–	4

Net charge-offs	3	(24)	(21)	(1)	(5)	(6)
Provision for loan losses	8	(6)	2	(42)	20	(22)
Other	–	(5)	(5)	–	(4)	(4)
Activity of discontinued operations	–	–	–	–	(24)	(24)

Allowance, end of period	$170*	$211	$381	$262*	$422	$684

*     Of the total allowance at the end of the period, $58 million and $70 million relates to individually assessed credit losses on $131 million and $382 million of commercial mortgage loans at June 30, 2013 and 2012, respectively.

No significant loans were modified in a troubled debt restructuring during the six-month periods ended June 30, 2013 and 2012.

ITEM 1 / NOTE 8. VARIABLE INTEREST ENTITIES

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

For all other VIEs, the primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the breadth of our decision-making ability and our ability to influence activities that significantly affect the economic performance of the VIE.

Exposure to Loss

AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of commitments to real estate and investment funds, was $0.2 billion at both June 30, 2013 and December 31, 2012.

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs:

	VIE Assets(a)		VIE Liabilities
(in billions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

ALICO SPV(b)	$–	$0.6	$0.1	$0.1
Real estate and investment funds(c)	1.0	1.4	0.1	0.2
Securitization vehicles	4.9	2.4	0.1	–
Structured investment vehicles	1.5	1.7	0.1	0.1
Affordable housing partnerships	2.2	2.3	0.3	0.2
Other	3.2	3.3	0.8	1.3

Total	$12.8	$11.7	$1.5	$1.9

(a)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(b)  On May 1, 2013, escrowed funds totaling $547 million were released in accordance with the ALICO stock purchase agreement. See Note 10 for additional information.

(c)  At June 30, 2013 and December 31, 2012, off-balance sheet exposure with respect to real estate and investment funds was $50.9 million and $48.7 million, respectively.

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

ITEM 1 / NOTE 8. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in billions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total

June 30, 2013
Real estate and investment funds	$17.7	$2.2	$0.2	$2.4
Affordable housing partnerships	0.5	0.5	–	0.5
Other	1.1	0.1	–	0.1

Total	$19.3	$2.8	$0.2	$3.0

December 31, 2012
Real estate and investment funds	$16.7	$1.8	$0.2	$2.0
Affordable housing partnerships	0.5	0.5	–	0.5
Other	1.0	0.1	–	0.1

Total	$18.2	$2.4	$0.2	$2.6

Balance Sheet Classification

AIG's interests in the assets and liabilities of consolidated and unconsolidated VIEs were classified in the Condensed Consolidated Balance Sheets as follows:

	Consolidated VIEs		Unconsolidated VIEs
(in billions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

Assets:
Available for sale securities	$5.3	$2.9	$–	$–
Trading securities	0.9	1.0	0.1	0.1
Mortgage and other loans receivable	0.3	0.4	–	–
Other invested assets	4.0	4.4	2.7	2.3
Other assets	2.3	3.0	–	–

Total assets	$12.8	$11.7	$2.8	$2.4

Liabilities:
Long-term debt	$0.7	$0.7	$–	$–
Other liabilities	0.8	1.2	–	–

Total liabilities	$1.5	$1.9	$–	$–

See Note 11 to the Consolidated Financial Statements in the 2012 Annual Report for additional information on VIEs.

ITEM 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

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

The following table presents the notional amounts and fair values of AIG's derivative instruments:

	June 30, 2013				December 31, 2012
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$226	$2	$971	$57	$–	$–	$–	$–
Derivatives not designated as hedging instruments:
Interest rate contracts(b)	56,436	5,078	61,714	4,596	63,463	6,479	63,482	5,806
Foreign exchange contracts	4,259	115	2,279	98	8,325	104	10,168	174
Equity contracts(c)	5,606	265	28,294	708	4,990	221	25,626	1,377
Commodity contracts	615	124	610	127	625	145	622	146
Credit contracts	70	56	15,526	1,650	70	60	16,244	2,051
Other contracts(d)	22,256	37	1,317	167	20,449	38	1,488	206

Total derivatives not designated as hedging instruments	89,242	5,675	109,740	7,346	97,922	7,047	117,630	9,760

Total derivatives, gross	$89,468	$5,677	$110,711	$7,403	$97,922	$7,047	$117,630	$9,760

(a)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)  Includes cross-currency swaps.

(c)  Notional amount of derivative liabilities and fair value of derivative liabilities include $25.9 billion and $.6 billion, respectively, at June 30, 2013, and $23 billion and $1.3 billion, respectively, at December 31, 2012, related to bifurcated embedded derivatives. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets.

(d)  Consists primarily of contracts with multiple underlying exposures.

The following table presents the fair values of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2013				December 31, 2012
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

Global Capital Markets derivatives:
AIG Financial Products	$54,970	$3,982	$60,806	$4,204	$59,854	$4,725	$66,717	$5,506
AIG Markets	8,051	853	15,642	1,576	14,028	1,308	18,774	1,818

Total Global Capital Markets derivatives	63,021	4,835	76,448	5,780	73,882	6,033	85,491	7,324
Non-Global Capital Markets derivatives(a)	26,447	842	34,263	1,623	24,040	1,014	32,139	2,436

Total derivatives, gross	$89,468	5,677	$110,711	7,403	$97,922	7,047	$117,630	9,760

Counterparty netting(b)		(2,011)		(2,011)		(2,467)		(2,467)
Cash collateral(c)		(861)		(1,612)		(909)		(1,976)

Total derivatives, net		2,805		3,780		3,671		5,317

Less: Bifurcated embedded derivatives		–		656		–		1,256

Total derivatives on consolidated balance sheet		$2,805		$3,124		$3,671		$4,061

(a)  Represents derivatives used to hedge the foreign currency and interest rate risk associated with insurance operations as well as embedded derivatives included in insurance contracts. Liabilities include bifurcated embedded derivatives, which are recorded in Policyholder contract deposits in the Condensed Consolidated Balance Sheets.

(b) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(c) Represents cash collateral posted and received that is eligible for netting.

ITEM 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Collateral

We engage in derivative transactions directly with unaffiliated third parties, which generally provide for collateral postings to such unaffiliated third parties or (in the case of derivative transactions subject to clearing) centralized clearing organizations at various ratings and threshold levels. The collateral posting provisions are generally contained in Credit Support Annexes (CSAs) included in International Swaps and Derivatives Association, Inc. (ISDA) agreements or (in the case of derivative transactions subject to clearing) clearing agreements with futures commission merchants.

Collateral posted by us to third parties for derivative transactions was $3.5 billion and $4.5 billion at June 30, 2013 and December 31, 2012, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.1 billion and $1.4 billion at June 30, 2013 and December 31, 2012, respectively. We generally can repledge or resell this collateral to the extent it is posted under derivative transactions that are not subject to clearing.

Offsetting

We have elected to present all derivative receivables and derivative payables, and the related cash collateral received and paid, on a net basis on our Condensed Consolidated Balance Sheets when a legally enforceable master netting agreement exists between us and our derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provides for the net settlement of all contracts, as well as cash collateral, through a single payment, in a single currency, in the event of default on or upon termination of any one contract.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. We assess the hedge effectiveness and measure the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. For the three- and six-month periods ended June 30, 2013, we recognized gains (losses) of $(35) million and $95 million, respectively, and for the three- and six-month periods ended June 30, 2012, we recognized gains of $147 million and $56 million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

ITEM 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Interest rate contracts:(a)
Loss recognized in earnings on derivatives	$–	$–	$–	$(2)
Hedged items(b)	23	48	53	80
Foreign exchange contracts:(a)
Derivatives	(35)	–	(40)	–
Hedged items	43	–	47	–
Amount excluded from effectiveness testing	8	–	7	–

(a)  Gains and losses recognized in earnings for the ineffective portion and amounts excluded from effectiveness testing, if any, are recorded in Net realized capital gains.

(b)  Represents the amortization of debt basis adjustment recorded in Other income and Net realized capital gains (losses) following the discontinuation of hedge accounting.

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
			Gains (Losses) Recognized in Earnings
	Three Months Ended June 30,
			Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

By Derivative Type:
Interest rate contracts(a)	$(69)	$598	$(285)	$12
Foreign exchange contracts	(8)	21	147	90
Equity contracts(b)	468	(207)	512	(395)
Commodity contracts	(2)	(1)	(2)	(2)
Credit contracts	138	63	313	214
Other contracts	16	(81)	60	(52)

Total	$543	$393	$745	$(133)

By Classification:
Policy fees	$48	$37	$93	$73
Net investment income	5	–	29	1
Net realized capital gains (losses)	276	(423)	–	(660)
Other income	219	779	631	453
Policyholder benefits and claims incurred	(5)	–	(8)	–

Total	$543	$393	$745	$(133)

(a)  Includes cross currency swaps.

(b)  Includes embedded derivative gains of $505 million and $760 million for the three- and six-month periods ended June 30, 2013, respectively, and embedded derivative losses of $368 million and $193 million for the three- and six-month periods ended June 30, 2012, respectively.

ITEM 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Global Capital Markets Derivatives

GCM enters into derivatives to mitigate market risk in its exposures (interest rates, currencies, commodities, credit and equities) arising from its transactions. At June 30, 2013, GCM has entered into credit derivative transactions with respect to $66 million of securities to economically hedge its credit risk. In most cases, GCM has not hedged its exposures related to the credit default swaps it has written.

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

	Net Notional Amount at(a)		Fair Value of Derivative Liability at(b)		Unrealized Market Valuation Gain(c)
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012

Regulatory Capital:
Prime residential mortgages	$11	$97	$–	$–	$–	$–	$–	$–
Other	–	–	–	–	–	(3)	–	3

Total	11	97	–	–	–	(3)	–	3

Arbitrage:
Multi-sector CDOs(d)	3,575	3,944	1,547	1,910	126	68	281	194
Corporate debt/CLOs(e)	11,590	11,832	39	60	5	(6)	21	11

Total	15,165	15,776	1,586	1,970	131	62	302	205

Mezzanine tranches	–	–	–	–	–	(2)	–	(11)

Total	$15,176	$15,873	$1,586	$1,970	$131	$57	$302	$197

(a)  Net notional amounts presented are net of all structural subordination below the covered tranches. The decrease in the total net notional amount from December 31, 2012 to June 30, 2013 was primarily due to amortization of $523 million, foreign exchange rate movement of $110 million and a combination of terminations and maturities of $64 million.

(b)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)  Includes credit valuation adjustment gains of $1 million and $2 million for the three-month periods ended June 30, 2013 and 2012, respectively, and losses of $1 million and $24 million for the six-month periods ended June 30, 2013 and 2012, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

ITEM 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(d)  During the six-month period ended June 30, 2013, we paid $82 million to counterparties with respect to multi-sector CDOs. Upon payment, a $82 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $3.1 billion and $3.4 billion in net notional amount of credit default swaps written with cash settlement provisions at June 30, 2013 and December 31, 2012, respectively. Collateral postings with regards to multi-sector CDOs were $1.3 billion and $1.6 billion at June 30, 2013 and December 31, 2012, respectively.

(e)  Corporate debt/Collateralized Loan Obligations (CLOs) include $1.0 billion and $1.2 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at June 30, 2013 and December 31, 2012, respectively. Collateral postings with regards to corporate debt/CLOs were $383 million and $420 million at June 30, 2013 and December 31, 2012, respectively.

The expected weighted average maturity of the super senior credit derivative portfolios as of June 30, 2013 was less than one year for the regulatory capital prime residential mortgage portfolio, 6 years for the multi-sector CDO arbitrage portfolio and 3 years for the corporate debt/CLO portfolio.

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

Written Single Name Credit Default Swaps

We have also entered into credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long-short strategy to earn the net spread between CDS written and purchased. At June 30, 2013, the net notional amount of these written CDS contracts was $389 million, including ABS CDS transactions purchased from a liquidated multi-sector super senior CDS transaction. These exposures have been partially hedged by purchasing offsetting CDS contracts of $50 million in net notional amount. The net unhedged position of $339 million represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 4 years. At June 30, 2013, the fair value of the derivative liability (which represents the carrying value) of the portfolio of CDS was $36 million.

Upon a triggering event (e.g., a default) with respect to the underlying credit, we would have the option to either settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

These CDS contracts were written under ISDA Master Agreements. The majority of these ISDA Master Agreements include CSAs that provide for collateral postings at various ratings and threshold levels. At June 30, 2013, collateral posted by us under these contracts was $57 million prior to offsets for other transactions.

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

ITEM 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which include, among other things, credit default swaps and purchasing investments with embedded derivatives, such as equity-linked notes and convertible bonds.

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk-related contingent features that were in a net liability position at June 30, 2013, was approximately $3 billion. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2013, was $3.4 billion.

We estimate that at June 30, 2013, based on our outstanding financial derivative transactions, a one-notch downgrade of our long-term senior debt ratings to BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody's Investors' Service, Inc. (Moody's) and an additional one-notch downgrade to BBB by S&P would result in approximately $78 million in additional collateral postings and termination payments, and a further one-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $121 million in additional collateral postings and termination payments.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of June 30, 2013. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could significantly differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Bond trading securities in the Condensed Consolidated Balance Sheets. The fair value of these hybrid securities was $6.6 billion at June 30, 2013. These securities have a current par amount of $14.1 billion and have remaining stated maturity dates that extend to 2052.

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

In the normal course of business, various contingent liabilities and commitments are entered into by AIG and our subsidiaries. In addition, AIG Parent guarantees various obligations of certain subsidiaries.

Although we cannot currently quantify our ultimate liability for unresolved litigation and investigation matters, including those referred to below, it is possible that such liability could have a material adverse effect on our consolidated financial condition or our consolidated results of operations or consolidated cash flows for an individual reporting period.

Legal Contingencies

Overview.    In the normal course of business, AIG and our subsidiaries are, like others in the insurance and financial services industries in general, subject to litigation, including claims for punitive damages. In our insurance and mortgage guaranty operations, litigation arising from claims settlement activities is generally considered in the establishment of our liability for unpaid claims and claims adjustment expense. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation. AIG is also subject to derivative, class action and other claims asserted by its shareholders and others alleging, among other things, breach of fiduciary duties by its directors and officers and violations of insurance laws and regulations, as well as federal and state securities laws. In the case of any derivative action brought on behalf of AIG, any recovery would accrue to the benefit of AIG.

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

On May 19, 2009, the lead plaintiff in the Consolidated 2008 Securities Litigation filed a consolidated complaint on behalf of purchasers of AIG Common Stock during the alleged class period of March 16, 2006 through September 16, 2008, and on behalf of purchasers of various AIG securities offered pursuant to AIG's shelf registration statements. The consolidated complaint alleges that defendants made statements during the class period in press releases, AIG's quarterly and year-end filings, during conference calls, and in various registration statements and prospectuses in connection with the various offerings that were materially false and misleading and that artificially inflated the price of AIG Common Stock. The alleged false and misleading statements relate to, among other things, the Subprime Exposure Issues. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act. On August 5, 2009, defendants

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

filed motions to dismiss the consolidated complaint, and on September 27, 2010, the Court denied the motions to dismiss.

On April 1, 2011, the lead plaintiff in the Consolidated 2008 Securities Litigation filed a motion to certify a class of plaintiffs. On November 2, 2011, the Court terminated the motion without prejudice to an application for restoration. On March 30, 2012, the lead plaintiff filed a renewed motion to certify a class of plaintiffs.

On April 26, 2013, the Court granted a motion for judgment on the pleadings brought by the defendants. The Court's order dismissed all claims against the outside auditors in their entirety, and it also reduced the scope of the Securities Act claims against AIG and defendants other than the outside auditors. We have accrued our estimate of probable loss with respect to this litigation.

On November 18, 2011, January 20, 2012, June 11, 2012, August 8, 2012 and May 17, 2013, five separate, though similar, securities actions were brought by the Kuwait Investment Authority, various Oppenheimer Funds, eight foreign funds and investment entities led by the British Coal Staff Superannuation Scheme, Pacific Life Funds and Pacific Select Fund and the Teachers Retirement System of the State of Illinois against AIG and certain directors and officers of AIG and AIGFP (the action by the British Coal Staff Superannuation Scheme also names as defendants AIG's outside auditors and the underwriters of various securities offerings). The parties have agreed to stay discovery in these actions until the earlier of (i) the Court deciding the motion for class certification pending in the Consolidated 2008 Securities Litigation following 30 days' notice from any party in their respective action, (ii) the preliminary approval of any settlement in the Consolidated 2008 Securities Litigation, (iii) December 27, 2013, or (iv) such earlier or other date as the Court may order.

As of August 5, 2013, no discussions concerning potential damages have occurred and the plaintiffs have not formally specified an amount of alleged damages in their respective actions. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from these litigations.

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

On November 20, 2012, defendants filed motions to dismiss the consolidated amended complaint. On May 24, 2013, the parties informed the Court of a mediation scheduled for August 21-22, 2013, and requested that the Court defer consideration of defendants' motions pending the outcome of the mediation. On the same day, the Court granted the parties' request, terminating defendants' motions without prejudice to reinstatement on request following the August mediation, if necessary.

As of August 5, 2013, plaintiffs have not formally specified an amount of alleged damages, discovery is ongoing, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

In plaintiff's proposed statement of claim, plaintiff alleged general and special damages of $500 million and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of August 5, 2013 the Court has not determined whether it has jurisdiction or granted plaintiff's application to file a statement of claim, no merits discovery has occurred and the action has been stayed. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Starr International Litigation

On November 21, 2011, Starr International Company, Inc. (SICO) filed a complaint against the United States in the United States Court of Federal Claims (the Court of Federal Claims), bringing claims, both individually and on behalf of the classes defined below and derivatively on behalf of AIG (the SICO Treasury Action). The complaint challenges the government's assistance of AIG, pursuant to which AIG entered into a credit facility with the Federal Reserve Bank of New York (the FRBNY and such credit facility, the FRBNY Credit Facility) and the United States received an approximately 80 percent ownership in AIG. The complaint alleges that the interest rate imposed on AIG and the appropriation of approximately 80 percent of AIG's equity was discriminatory, unprecedented, and inconsistent with liquidity assistance offered by the government to other comparable firms at the time and violated the Equal Protection, Due Process, and Takings Clauses of the U.S. Constitution.

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

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In rulings dated July 2, 2012, and September 17, 2012, the Court of Federal Claims largely denied the United States' motion to dismiss in the SICO Treasury Action. Discovery is proceeding.

On November 19, 2012, the Southern District of New York granted the FRBNY's motion to dismiss the SICO New York Action. On December 21, 2012, SICO filed a notice of appeal in the United States Court of Appeals for the Second Circuit, which appeal is still pending.

In both of the actions commenced by SICO, the only claims naming AIG as a party (as a nominal defendant) are derivative claims on behalf of AIG. On September 21, 2012, SICO made a pre-litigation demand on our Board demanding that we pursue the derivative claims in both actions or allow SICO to pursue the claims on our behalf. On January 9, 2013, our Board unanimously refused SICO's demand in its entirety and on January 23, 2013, counsel for the Board sent a letter to counsel for SICO describing the process by which our Board considered and refused SICO's demand and stating the reasons for our Board's determination.

On March 11, 2013, SICO filed a second amended complaint in the SICO Treasury Action alleging that its demand was wrongfully refused. On June 26, 2013, the Court of Federal Claims granted motions by AIG and the United States to dismiss SICO's derivative claims in the SICO Treasury Action.

On March 11, 2013, the Court of Federal Claims in the SICO Treasury Action granted SICO's motion for class certification of two classes with respect to SICO's non-derivative claims: (1) persons and entities who held shares of AIG Common Stock on or before September 16, 2008 and who owned those shares on September 22, 2008; and (2) persons and entities who owned shares of AIG Common Stock on June 30, 2009 and were eligible to vote those shares at AIG's June 30, 2009 annual meeting of shareholders. SICO has provided notice of class certification to potential members of the class, who, pursuant to a court order issued on April 25, 2013, must "opt in" to the class if they wish to join the class by September 16, 2013.

The United States has alleged, as an affirmative defense in its answer, that AIG is obligated to indemnify the FRBNY and its representatives, including the Federal Reserve Board of Governors and the United States (as the FRBNY's principal), for any recovery in the SICO Treasury Action, and seeks a contingent offset or recoupment for the value of net operating loss benefits the United States alleges that we received as a result of the government's assistance. The FRBNY has also requested indemnification in connection with the SICO New York Action from AIG under the FRBNY Credit Facility and from ML III under the Master Investment and Credit Agreement and the Amended and Restated Limited Liability Company Agreement of ML III.

Other Litigation Related to AIGFP

On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, Brookfield) filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At June 30, 2013, the estimated present value of expected future cash flows discounted at LIBOR was $1.5 billion, which represents our maximum contractual loss from the alleged termination of the contract. It is our position that no termination event has occurred and that the swap agreement remains in effect. A determination that a termination event has occurred could result in a loss of our entitlement to all future payments under the swap agreement and result in a loss to us of the full value at which we are carrying the swap agreement.

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

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

allegations similar to those made by Brookfield. The Court subsequently issued a decision dismissing that action, which decision was affirmed on appeal by the Delaware Supreme Court on April 29, 2013.

Employment Litigation against AIG and AIG Global Real Estate Investment Corporation

On December 9, 2009, AIG Global Real Estate Investment Corporation's (AIGGRE) former President, Kevin P. Fitzpatrick, several entities he controls, and various other single purpose entities (the SPEs) filed a complaint in the Supreme Court of the State of New York, New York County against AIG and AIGGRE (the Defendants). The case was removed to the Southern District of New York, and an amended complaint was filed on March 8, 2010. The amended complaint asserts that the Defendants violated fiduciary duties to Fitzpatrick and his controlled entities and breached Fitzpatrick's employment agreement and agreements of SPEs that purportedly entitled him to carried interest arising out of the sale or disposition of certain real estate. Fitzpatrick has also brought derivative claims on behalf of the SPEs, purporting to allege that the Defendants breached contractual and fiduciary duties in failing to fund the SPEs with various amounts allegedly due under the SPE agreements. Fitzpatrick has also requested injunctive relief, an accounting, and that a receiver be appointed to manage the affairs of the SPEs. He has further alleged that the SPEs are subject to a constructive trust. Fitzpatrick also has alleged a violation of ERISA relating to retirement benefits purportedly due. Fitzpatrick has claimed that he is currently owed damages totaling approximately $196 million, and that potential future amounts owed to him are approximately $78 million, for a total of approximately $274 million. Fitzpatrick further claims unspecified amounts of carried interest on certain additional real estate assets of AIG and its affiliates. He also seeks punitive damages for the alleged breaches of fiduciary duties. Defendants assert that Fitzpatrick has been paid all amounts currently due and owing pursuant to the various agreements through which he seeks recovery. On February 26, 2013, the Court granted in part and denied in part the parties' cross-motions for partial summary judgment, reserving most issues for trial but finding that summary judgment was appropriate as to one group of properties and that those properties were potentially eligible for carried interest (subject to the resolution of other issues at trial). On June 26, 2013, the Court granted Defendants' motion for reconsideration of that ruling, finding that the jury should decide whether those properties are potentially eligible for carried interest. The Court also ruled that Fitzpatrick may amend his complaint to plead a claim for past due carried interest payments arising out of SPEs created for the purpose of allowing Fitzpatrick and others to invest their own capital in real estate ventures alongside AIG, its affiliates or co-venturers. On March 26, 2013, Fitzpatrick filed a motion for leave to amend his complaint to assert those claims, to add certain additional SPEs as derivative plaintiffs, to clarify and conform to his employment agreement allegations in support of an existing claim for declaratory judgment related to the vesting of carried interest and to assert a claim for declaratory judgment and specific performance, and the court granted that motion on April 25, 2013. Defendants answered and filed their affirmative defenses to that complaint on June 13, 2013. On June 24, 2013, the Court set November 4, 2013 as the first day of trial. On July 17, 2013, Fitzpatrick moved for reconsideration of the June 26, 2013 order granting Defendants' motion for reconsideration. As set forth above, the possible range of our loss is $0 to $274 million, although Fitzpatrick claims that he is also entitled to additional unspecified amounts of carried interest and punitive damages.

False Claims Act Complaint

On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a first amended complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The first amended complaint alleged that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and Maiden Lane II LLC (ML II) and ML III entities (the Maiden Lane Interests) through, among other things, misrepresenting AIG's ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The first amended complaint sought unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys' fees, costs and expenses. The complaint and the first amended complaint were initially

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the first amended complaint on us on July 11, 2011. On April 19, 2013, the Court granted AIG's motion to dismiss, dismissing the first amended complaint in its entirety, without prejudice, giving the Relators the opportunity to file a second amended complaint. On May 24, 2013, the Relators filed a second amended complaint, which attempts to plead the same claims as the prior complaints and does not specify an amount of alleged damages. As a result of the absence of a statement of damages and the early stage of this litigation, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Commitments

Flight Equipment Related to Business Held for Sale

At June 30, 2013, ILFC had committed to purchase 281 new aircraft, which include 13 aircraft through sale-leaseback transactions with airlines, deliverable from 2013 through 2022. ILFC had also committed to purchase three used aircraft and nine new spare engines. Subsequent to June 30, 2013, ILFC contracted with Embraer S.A. to purchase 50 E-Jets E2 aircraft with rights to purchase an additional 50 such aircraft, and also entered into agreement with Airbus for the purchase of up to 15 A321 aircraft, which are committed for lease to a single airline upon their delivery, bringing the aggregate estimated total remaining payments to approximately $22.3 billion for a total of 346 new and three used aircraft. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price. These commitments are related to discontinued operations. See Note 4 for a discussion of the ILFC transaction.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.3 billion at June 30, 2013.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP) and of AIG Markets, Inc. (AIG Markets) arising from transactions entered into by AIG Markets.

In connection with AIGFP's business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at June 30, 2013 was $306 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay.

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

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We are unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments related to completed sales under these arrangements, and no material liabilities related to these arrangements have been recorded in the Condensed Consolidated Balance Sheets.

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

In connection with the indemnity obligations described above, approximately $20 million of proceeds from the sale of ALICO remained in escrow as of June 30, 2013, following the release to us from this escrow of approximately $547 million of proceeds on May 1, 2013.

Other

•
See Note 8 for commitments and guarantees associated with VIEs.

•
See Note 9 for disclosures about derivatives.

•
See Note 16 for additional disclosures about guarantees of outstanding debt.

ITEM 1 / NOTE 11. TOTAL EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. EQUITY

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common Stock Issued	Treasury Stock	Outstanding Shares

Six Months Ended June 30, 2013
Shares, beginning of year	1,906,611,680	(430,289,745)	1,476,321,935
Issuances	2,092	23,984	26,076

Shares, end of period	1,906,613,772	(430,265,761)	1,476,348,011

Dividends and Repurchases of AIG Common Stock

Payment of future dividends to our shareholders depends in part on the regulatory framework that we are currently subject to and that will ultimately be applicable to us, including as a savings and loan holding company and a systemically important financial institution under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). In addition, dividends will be payable on AIG Common Stock only when, as and if declared by our Board of Directors in its discretion, from funds legally available therefor. In considering whether to pay a dividend or purchase shares of AIG Common Stock, our Board of Directors will take into account such matters as the performance of our businesses, our consolidated financial condition, results of operations and liquidity, available capital, the existence of investment opportunities, contractual, legal and regulatory restrictions on the payment of dividends by our subsidiaries, rating agency considerations, including the potential effect on our debt ratings, and such other factors as our Board of Directors may deem relevant. We did not pay any cash dividends in the first half of 2013.

See Note 20 to the Consolidated Financial Statements in the 2012 Annual Report for a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries.

On August 1, 2013, our Board of Directors declared a cash dividend on AIG Common Stock and authorized the repurchase of AIG Common Stock. See Note 17 herein for further discussion.

ITEM 1 / NOTE 11. TOTAL EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Recognized	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Balance, December 31, 2012, net of tax	$575	$13,446	$(403)	$–	$(1,044)	$12,574

Change in unrealized appreciation (depreciation) of investments	355	(11,632)	–	–	–	(11,277)
Change in deferred acquisition costs adjustment and other	(87)	630	–	–	–	543
Change in future policy benefits	49	2,491	–	–	–	2,540
Change in foreign currency translation adjustments	–	–	(566)	–	–	(566)
Net actuarial gain	–	–	–	–	104	104
Prior service credit	–	–	–	–	(27)	(27)
Change in deferred tax asset (liability)	(122)	3,277	(12)	–	(16)	3,127

Total other comprehensive income (loss)	195	(5,234)	(578)	–	61	(5,556)
Noncontrolling interests	–	(16)	(5)	–	–	(21)

Balance, June 30, 2013, net of tax	$770	$8,228	$(976)	$–	$(983)	$7,039

ITEM 1 / NOTE 11. TOTAL EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the other comprehensive income reclassification adjustments for the three- and six-month periods ended June 30, 2013 and 2012:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Recognized	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Three Months Ended June 30, 2013
Unrealized change arising during period	$(102)	$(6,854)	$(273)	$–	$8	$(7,221)
Less: Reclassification adjustments included in net income	6	152	–	–	(26)	132

Total other comprehensive income (loss), before income tax expense (benefit)	(108)	(7,006)	(273)	–	34	(7,353)
Less: Income tax expense (benefit)	(21)	(2,560)	32	–	17	(2,532)

Total other comprehensive income (loss), net of income tax expense (benefit)	$(87)	$(4,446)	$(305)	$–	$17	$(4,821)

Three Months Ended June 30, 2012
Unrealized change arising during period	$26	$2,149	$(512)	$–	$4	$1,667
Less: Reclassification adjustments included in net income	(2)	317	–	(4)	(13)	298

Total other comprehensive income (loss), before income tax expense (benefit)	28	1,832	(512)	4	17	1,369
Less: Income tax expense (benefit)	11	527	(85)	3	3	459

Total other comprehensive income (loss), net of income tax expense (benefit)	$17	$1,305	$(427)	$1	$14	$910

ITEM 1 / NOTE 11. TOTAL EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Recognized	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Six Months Ended June 30, 2013
Unrealized change arising during period	$372	$(8,132)	$(566)	$–	$26	$(8,300)
Less: Reclassification adjustments included in net income	55	379	–	–	(51)	383

Total other comprehensive income (loss), before income tax expense (benefit)	317	(8,511)	(566)	–	77	(8,683)
Less: Income tax expense (benefit)	122	(3,277)	12	–	16	(3,127)

Total other comprehensive income (loss), net of income tax expense (benefit)	$195	$(5,234)	$(578)	$–	$61	$(5,556)

Six Months Ended June 30, 2012
Unrealized change arising during period	$1,027	$4,472	$(425)	$(1)	$4	$5,077
Less: Reclassification adjustments included in net income	(4)	1,277	–	(9)	(42)	1,222

Total other comprehensive income (loss), before income tax expense (benefit)	1,031	3,195	(425)	8	46	3,855
Less: Income tax expense (benefit)	401	909	(89)	(15)	14	1,220

Total other comprehensive income (loss), net of income tax expense (benefit)	$630	$2,286	$(336)	$23	$32	$2,635

ITEM 1 / NOTE 11. TOTAL EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income
(in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Condensed Consolidated Statements of Income

Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were recognized
Investments	$6	$55	Other realized capital gains

Total	6	55

Unrealized appreciation (depreciation) of all other investments
Investments	1,306	1,592	Other realized capital gains
Deferred acquisition costs adjustment	(37)	6	Amortization of deferred acquisition costs
Future policy benefits	(1,117)	(1,219)	Policyholder benefits and claims incurred

Total	152	379

Change in retirement plan liabilities adjustment
Prior-service costs	10	22	*
Actuarial gains/(losses)	(36)	(73)	*

Total	(26)	(51)

Total reclassifications for the period	$132	$383

*     These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 to the Condensed Consolidated Financial Statements.

ITEM 1 / NOTE 12. NONCONTROLLING INTERESTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. NONCONTROLLING INTERESTS

The following table presents a rollforward of noncontrolling interests:

	Redeemable Noncontrolling interests
(in millions)	Held by Department of Treasury	Other	Total	Non-redeemable Noncontrolling interests

Six Months Ended June 30, 2013
Balance, beginning of year	$–	$334	$334	$667

Contributions from noncontrolling interests	–	48	48	13
Distributions to noncontrolling interests	–	(144)	(144)	(31)
Consolidation (deconsolidation)	–	(145)	(145)	1
Comprehensive income (loss):
Net income	–	4	4	48
Other comprehensive income (loss), net of tax:
Unrealized losses on investments	–	(15)	(15)	–
Foreign currency translation adjustments	–	(2)	(2)	(4)

Total other comprehensive income (loss), net of tax	–	(17)	(17)	(4)

Total comprehensive income (loss)	–	(13)	(13)	44

Other	–	–	–	(2)

Balance, end of period	$–	$80	$80	$692

Six Months Ended June 30, 2012
Balance, beginning of year	$8,427	$96	$8,523	$855

Repayment to Department of the Treasury	(8,635)	–	(8,635)	–
Contributions from noncontrolling interests	–	23	23	46
Distributions to noncontrolling interests	–	–	–	(100)
Consolidation (deconsolidation)	–	(4)	(4)	–
Comprehensive income (loss):
Net income (loss)	208	(3)	205	43
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	–	–	–	2
Foreign currency translation adjustments	–	–	–	(5)

Total other comprehensive income (loss), net of tax	–	–	–	(3)

Total comprehensive income (loss)	208	(3)	205	40

Other	–	–	–	(21)

Balance, end of period	$–	$112	$112	$820

ITEM 1 / NOTE 13. EARNINGS (LOSS) PER SHARE (EPS)

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)
	2013	2012	2013	2012

Numerator for EPS:
Income from continuing operations	$2,725	2,160	$4,863	$5,545
Less: Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	208
Other	27	7	52	40

Total net income from continuing operations attributable to noncontrolling interests	27	7	52	248

Income attributable to AIG from continuing operations	2,698	2,153	4,811	5,297

Income attributable to AIG from discontinued operations	33	179	126	243

Net income attributable to AIG	$2,731	2,332	$4,937	$5,540

Denominator for EPS:
Weighted average shares outstanding — basic	1,476,512,720	1,756,689,067	1,476,491,719	1,816,331,019
Dilutive shares	5,733,898	25,408	2,970,893	27,606

Weighted average shares outstanding — diluted*	1,482,246,618	1,756,714,475	1,479,462,612	1,816,358,625

Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.83	$1.23	$3.26	$2.92
Income from discontinued operations	$0.02	$0.10	$0.08	$0.13
Net Income attributable to AIG	$1.85	$1.33	$3.34	$3.05

Diluted:
Income from continuing operations	$1.82	$1.23	$3.25	$2.92
Income from discontinued operations	$0.02	$0.10	$0.08	$0.13
Net Income attributable to AIG	$1.84	$1.33	$3.33	$3.05

*     Dilutive shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, and a pro-rata portion of the warrants issued to the Department of the Treasury in 2008 and 2009, all of which warrants were purchased by AIG in the first quarter of 2013. The number of shares excluded from diluted shares outstanding were 75 million and 76 million for the three- and six-month periods ended June 30, 2013, respectively, and 78 million for both the three- and six-month periods ended June 30, 2012, respectively, because the effect of including those shares, warrants, and options in the calculation would have been anti-dilutive.

ITEM 1 / NOTE 14. EMPLOYEE BENEFITS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. EMPLOYEE BENEFITS

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
		Non-U.S. Plans			Non-U.S. Plans
(in millions)	U.S. Plans		Total	U.S. Plans		Total

Three Months Ended June 30, 2013
Components of net periodic benefit cost:
Service cost	$44	$12	$56	$2	$1	$3
Interest cost	49	7	56	2	1	3
Expected return on assets	(64)	(5)	(69)	–	–	–
Amortization of prior service (credit) cost	(9)	–	(9)	(2)	–	(2)
Amortization of net (gain) loss	33	3	36	–	–	–

Net periodic benefit cost	$53	$17	$70	$2	$2	$4

Three Months Ended June 30, 2012
Components of net periodic benefit cost:
Service cost	$39	$13	$52	$2	$–	$2
Interest cost	50	9	59	2	1	3
Expected return on assets	(60)	(5)	(65)	–	–	–
Amortization of prior service (credit) cost	(9)	(1)	(10)	(2)	–	(2)
Amortization of net (gain) loss	29	3	32	–	–	–

Net periodic benefit cost	$49	$19	$68	$2	$1	$3

Six Months Ended June 30, 2013
Components of net periodic benefit cost:
Service cost	$88	$24	$112	$3	$2	$5
Interest cost	98	15	113	4	1	5
Expected return on assets	(129)	(10)	(139)	–	–	–
Amortization of prior service (credit) cost	(17)	(1)	(18)	(5)	–	(5)
Amortization of net (gain) loss	66	6	72	1	–	1

Net periodic benefit cost	$106	$34	$140	$3	$3	$6

Six Months Ended June 30, 2012
Components of net periodic benefit cost:
Service cost	$76	$26	$102	$3	$1	$4
Interest cost	100	17	117	5	1	6
Expected return on assets	(120)	(10)	(130)	–	–	–
Amortization of prior service (credit) cost	(17)	(2)	(19)	(5)	–	(5)
Amortization of net (gain) loss	58	7	65	–	–	–

Net periodic benefit cost	$97	$38	$135	$3	$2	$5

For the six-month period ended June 30, 2013, we contributed $64 million to our U.S. and non-U.S. pension plans and estimate that we will contribute an additional $36 million for the remainder of 2013. These estimates are subject to change because contribution decisions are affected by various factors, including our liquidity, market performance and management discretion.

ITEM 1 / NOTE 15. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Interim Tax Expense (Benefit)

For the three- and six-month periods ended June 30, 2013, the effective tax rate on pretax income from continuing operations was 13.4 percent and 18.7 percent, respectively. The effective tax rate for the three- and six-month periods ended June 30, 2013, attributable to continuing operations differs from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income and a decrease in the life-insurance-business capital loss carryforward valuation allowance primarily attributable to the actual and projected gains on sales of AIG Life and Retirement's available-for-sale securities. For the six-month period ended June 30, 2013, these items were partially offset by changes in uncertain tax positions.

For the three- and six-month periods ended June 30, 2012, the effective tax rate on pretax income from continuing operations was (29.4) percent and 9.6 percent, respectively. The effective tax rate for the three- and six-month periods ended June 30, 2012, attributable to continuing operations differs from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income and investments in partnerships and a decrease in the life-insurance-business capital loss carryforward valuation allowance primarily attributable to the actual and projected gains on sales of AIG Life and Retirement's available-for-sale securities. These items were partially offset by changes in uncertain tax positions.

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

As a result of sales in the ordinary course of business to manage the investment portfolio and the application of prudent and feasible tax planning strategies, during the three-month period ended June 30, 2013, we determined that an additional portion of the life insurance business capital loss carryforwards will more-likely-than-not be realized prior to their expiration.

ITEM 1 / NOTE 15. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We released an additional $0.5 billion of the deferred tax asset valuation allowance associated with the life insurance business capital loss carryforwards during the three-month period ended June 30, 2013, substantially all of which was allocated to income from continuing operations. For the six-month period ended June 30, 2013, we released $1.4 billion of the deferred tax asset valuation allowance associated with the life insurance business capital loss carryforwards, of which $1.3 billion was allocated to income from continuing operations and $0.1 billion to other comprehensive income. Additional life insurance business capital loss carryforwards may be realized in the future if and when other prudent and feasible tax planning strategies are identified. Changes in market conditions, including rising interest rates above our projections, may result in a reduction in projected taxable gains and reestablishment of a valuation allowance.

During the three-month period ended June 30, 2013, we released $0.2 billion of the deferred tax asset valuation allowance associated with state and local jurisdictions, primarily attributable to the ability to demonstrate profits within a specific state and local jurisdiction over relevant carryforward periods.

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

Accounting for Uncertainty in Income Taxes

At June 30, 2013 and December 31, 2012, our unrecognized tax benefits, excluding interest and penalties, were $4.9 billion and $4.4 billion, respectively. The increase in our unrecognized tax benefits, excluding interest and penalties, was primarily due to foreign tax credits associated with cross border financing transactions. At June 30, 2013 and December 31, 2012, our unrecognized tax benefits included $ 0.2 billion related to tax positions that if recognized would not affect the effective tax rate because they relate to the timing, rather than the permissibility, of the deduction. Accordingly, at June 30, 2013 and December 31, 2012, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.7 billion and $ 4.2 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At June 30, 2013 and December 31, 2012, we accrued $1.0 billion and $935 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the six month periods ended June 30, 2013 and 2012, we recognized $80 million and $108 million, respectively, of income tax expense (benefit) for interest net of the federal benefit (expense) and penalties.

We regularly evaluate adjustments proposed by taxing authorities. At June 30, 2013, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition or results of operations.

ITEM 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

The following condensed consolidating financial statements reflect the results of AIG Life Holdings, Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

June 30, 2013
Assets:
Short-term investments	$10,141	$–	$12,080	$(2,006)	$20,215
Other investments(a)	7,189	–	330,803	–	337,992

Total investments	17,330	–	342,883	(2,006)	358,207
Cash	107	31	1,624	–	1,762
Loans to subsidiaries(b)	32,394	–	1,446	(33,840)	–
Investment in consolidated subsidiaries(b)	68,722	39,770	–	(108,492)	–
Other assets, including current and deferred income taxes	23,635	140	121,902	624	146,301
Assets held for sale	–	–	31,168	–	31,168

Total assets	$142,188	$39,941	$499,023	$(143,714)	$537,438

Liabilities:
Insurance liabilities	$–	$–	$274,433	$(118)	$274,315
Long-term debt	31,787	1,393	9,434	–	42,614
Other liabilities, including intercompany balances(a)(c)	11,807	149	85,099	(1,277)	95,778
Loans from subsidiaries(b)	1,131	350	32,360	(33,841)	–
Liabilities held for sale	–	–	26,496	–	26,496

Total liabilities	44,725	1,892	427,822	(35,236)	439,203

Redeemable noncontrolling interests (see Note 12)	–	–	80	–	80

Total AIG shareholders' equity	97,463	38,049	70,429	(108,478)	97,463
Non-redeemable noncontrolling interests	–	–	692	–	692

Total equity	97,463	38,049	71,121	(108,478)	98,155

Total liabilities and equity	$142,188	$39,941	$499,023	$(143,714)	$537,438

December 31, 2012
Assets:
Short-term investments	$14,764	$–	$18,323	$(4,279)	$28,808
Other investments(a)	3,902	–	345,706	(2,592)	347,016

Total investments	18,666	–	364,029	(6,871)	375,824
Cash	81	73	997	–	1,151
Loans to subsidiaries(b)	35,064	–	5,169	(40,233)	–
Investment in consolidated subsidiaries(b)	70,781	43,891	(28,239)	(86,433)	–
Other assets, including current and deferred income taxes	23,153	150	121,345	(4,955)	139,693
Assets held for sale	–	–	31,965	–	31,965

Total assets	$147,745	$44,114	$495,266	$(138,492)	$548,633

Liabilities:
Insurance liabilities	$–	$–	$280,533	$(235)	$280,298
Long-term debt	36,366	1,638	10,197	299	48,500
Other liabilities, including intercompany balances(a)(c)	12,375	261	89,976	(9,146)	93,466
Loans from subsidiaries(b)	1,002	472	41,754	(43,228)	–
Liabilities held for sale	–	–	27,366	–	27,366

Total liabilities	49,743	2,371	449,826	(52,310)	449,630

Redeemable noncontrolling interests (see Note 12)	–	–	192	142	334

Total AIG shareholders' equity	98,002	41,743	44,955	(86,698)	98,002
Non-redeemable noncontrolling interests	–	–	293	374	667

Total equity	98,002	41,743	45,248	(86,324)	98,669

Total liabilities and equity	$147,745	$44,114	$495,266	$(138,492)	$548,633

(a)  Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)  Eliminated in consolidation.

(c)  For June 30, 2013 and December 31, 2012, includes intercompany tax payables of $6.3 billion and $6.1 billion, respectively, and intercompany derivative liabilities of $527 million and $602 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivables for $82 million and $120 million, respectively, for AIGLH.

ITEM 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Income

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended June 30, 2013
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$2,374	$754	$–	$(3,128)	$–
Other income(b)	673	–	16,726	(84)	17,315

Total revenues	3,047	754	16,726	(3,212)	17,315

Expenses:
Interest expense(c)	482	32	36	(15)	535
Loss on extinguishment of debt	38	–	–	–	38
Other expenses	335	–	13,317	(57)	13,595

Total expenses	855	32	13,353	(72)	14,168

Income (loss) from continuing operations before income tax
expense (benefit)	2,192	722	3,373	(3,140)	3,147
Income tax expense (benefit)	(538)	(3)	967	(4)	422

Income (loss) from continuing operations	2,730	725	2,406	(3,136)	2,725
Income from discontinued operations, net of income taxes	1	–	32	–	33

Net income (loss)	2,731	725	2,438	(3,136)	2,758
Less:
Net income from continuing operations attributable to noncontrolling interests	–	–	27	–	27

Net income (loss) attributable to AIG	$2,731	$725	$2,411	$(3,136)	$2,731

Three Months Ended June 30, 2012
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$1,126	$84	$–	$(1,210)	$–
Change in fair value of ML III	1,306	–	–	–	1,306
Other income(b)	50	–	14,930	(65)	14,915

Total revenues	2,482	84	14,930	(1,275)	16,221

Expenses:
Interest expense(c)	525	44	62	(64)	567
Net loss on extinguishment of debt	9	–	–	–	9
Other expenses	926	–	13,050	–	13,976

Total expenses	1,460	44	13,112	(64)	14,552

Income (loss) from continuing operations before income tax expense (benefit)	1,022	40	1,818	(1,211)	1,669
Income tax expense (benefit)	(1,310)	463	356	–	(491)

Income (loss) from continuing operations	2,332	(423)	1,462	(1,211)	2,160
Income from discontinued operations, net of income taxes	–	–	179	–	179

Net income (loss)	2,332	(423)	1,641	(1,211)	2,339
Less:
Net income from continuing operations attributable to noncontrolling interests:
Other	–	–	7	–	7

Net income from continuing operations attributable to noncontrolling interests	–	–	7	–	7

Net income (loss) attributable to AIG	$2,332	$(423)	$1,634	$(1,211)	$2,332

ITEM 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Six Months Ended June 30, 2013
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$4,265	$1,424	$–	$(5,689)	$–
Other income(b)	967	–	32,389	(153)	33,203

Total revenues	5,232	1,424	32,389	(5,842)	33,203

Expenses:
Interest expense(c)	1,010	68	118	(84)	1,112
Loss on extinguishment of debt	307	–	71	–	378
Other expenses	593	71	25,127	(57)	25,734

Total expenses	1,910	139	25,316	(141)	27,224

Income (loss) from continuing operations before income tax
expense (benefit)	3,322	1,285	7,073	(5,701)	5,979
Income tax expense (benefit)	(1,618)	(14)	2,752	(4)	1,116

Income (loss) from continuing operations	4,940	1,299	4,321	(5,697)	4,863
Income (loss) from discontinued operations, net of income taxes	(3)	–	129	–	126

Net income (loss)	4,937	1,299	4,450	(5,697)	4,989
Less:
Net income from continuing operations attributable to noncontrolling interests	–	–	52	–	52

Net income (loss) attributable to AIG	$4,937	$1,299	$4,398	$(5,697)	$4,937

Six Months Ended June 30, 2012
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$3,946	$136	$–	$(4,082)	$–
Change in fair value of ML III	1,957	–	601	–	2,558
Other income(b)	701	49	30,679	(269)	31,160

Total revenues	6,604	185	31,280	(4,351)	33,718

Expenses:
Interest expense(c)	1,169	98	133	(268)	1,132
Net loss on extinguishment of debt	9	–	–	–	9
Other expenses	1,105	–	25,337	–	26,442

Total expenses	2,283	98	25,470	(268)	27,583

Income (loss) from continuing operations before income tax expense (benefit)	4,321	87	5,810	(4,083)	6,135
Income tax expense (benefit)	(1,219)	463	1,346	–	590

Income (loss) from continuing operations	5,540	(376)	4,464	(4,083)	5,545
Income from discontinued operations, net of income taxes	–	–	243	–	243

Net income (loss)	5,540	(376)	4,707	(4,083)	5,788
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	208	208
Other	–	–	40	–	40

Net income from continuing operations attributable to noncontrolling interests	–	–	40	208	248

Net income (loss) attributable to AIG	$5,540	$(376)	$4,667	$(4,291)	$5,540

(a)  Eliminated in consolidation.

(b)  Includes intercompany income of $74 million and $60 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $140 million and $131 million for the six-month period ended June 30, 2013 and 2012, respectively, for American International Group, Inc. (As Guarantor).

(c)  Includes intercompany interest expense of $2 million and $3 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $5 million and $136 million for the six-month period ended June 30, 2013 and 2012, respectively, for American International Group, Inc. (As Guarantor).

ITEM 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Comprehensive Income

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended June 30, 2013
Net income (loss)	$2,731	$725	$2,438	$(3,136)	$2,758
Other comprehensive income (loss)	(4,800)	(3,351)	(4,707)	8,037	(4,821)

Comprehensive income (loss)	(2,069)	(2,626)	(2,269)	4,901	(2,063)
Total comprehensive income attributable to noncontrolling interests	–	–	6	–	6

Comprehensive income (loss) attributable to AIG	$(2,069)	$(2,626)	$(2,275)	$4,901	$(2,069)

Three Months Ended June 30, 2012
Net income (loss)	$2,332	$(423)	$1,641	$(1,211)	$2,339
Other comprehensive income (loss)	918	934	1,720	(2,662)	910

Comprehensive income (loss)	3,250	511	3,361	(3,873)	3,249
Total comprehensive loss attributable to noncontrolling interests	–	–	(1)	–	(1)

Comprehensive income (loss) attributable to AIG	$3,250	$511	$3,362	$(3,873)	$3,250

Six Months Ended June 30, 2013
Net income (loss)	$4,937	$1,299	$4,450	$(5,697)	$4,989
Other comprehensive income (loss)	(5,535)	(3,990)	(5,627)	9,596	(5,556)

Comprehensive income (loss)	(598)	(2,691)	(1,177)	3,899	(567)
Total comprehensive income attributable to noncontrolling interests	–	–	31	–	31

Comprehensive income (loss) attributable to AIG	$(598)	$(2,691)	$(1,208)	$3,899	$(598)

Six Months Ended June 30, 2012
Net income (loss)	$5,540	$(376)	$4,707	$(4,083)	$5,788
Other comprehensive income (loss)	2,638	1,759	3,695	(5,457)	2,635

Comprehensive income (loss)	8,178	1,383	8,402	(9,540)	8,423
Total comprehensive income attributable to noncontrolling interests	–	–	37	208	245

Comprehensive income (loss) attributable to AIG	$8,178	$1,383	$8,365	$(9,748)	$8,178

ITEM 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Six Months Ended June 30, 2013
Net cash (used in) provided by operating activities — continuing operations	$698	$1,809	$(2,188)	$319
Net cash provided by operating activities — discontinued operations	–	–	1,355	1,355

Net cash (used in) provided by operating activities	698	1,809	(833)	1,674

Cash flows from investing activities:
Sales of investments	646	–	38,446	39,092
Purchase of investments	(4,179)	–	(37,672)	(41,851)
Loans to subsidiaries — net	2,427	–	(2,427)	–
Contributions to subsidiaries — net	(86)	(1)	87	–
Net change in restricted cash	422	–	534	956
Net change in short-term investments	4,129	–	4,395	8,524
Other, net	205	–	(622)	(417)

Net cash (used in) provided by investing activities — continuing operations	3,564	(1)	2,741	6,304
Net cash (used in) investing activities — discontinued operations	–	–	(233)	(233)

Net cash (used in) provided by investing activities	3,564	(1)	2,508	6,071

Cash flows from financing activities:
Issuance of long-term debt	–	–	486	486
Repayments of long-term debt	(4,107)	(245)	(1,051)	(5,403)
Intercompany loans — net	128	(123)	(5)	–
Cash dividends paid	–	(1,482)	1,482	–
Other, net	(257)	–	(762)	(1,019)

Net cash (used in) provided by financing activities — continuing operations	(4,236)	(1,850)	150	(5,936)
Net cash (used in) financing activities — discontinued operations	–	–	(1,119)	(1,119)

Net cash (used in) financing activities	(4,236)	(1,850)	(969)	(7,055)

Effect of exchange rate changes on cash	–	–	(70)	(70)

Change in cash	26	(42)	636	620
Cash at beginning of period	81	73	997	1,151
Reclassification to assets held for sale	–	–	(9)	(9)

Cash at end of period	$107	$31	$1,624	$1,762

Six Months Ended June 30, 2012
Net cash (used in) provided by operating activities — continuing operations	$(272)	$2,290	$(1,812)	$206
Net cash provided by operating activities — discontinued operations	–	–	1,426	1,426

Net cash (used in) provided by operating activities	(272)	2,290	(386)	1,632

Cash flows from investing activities:
Sales of investments	1,055	–	45,836	46,891
Purchase of investments	(526)	–	(34,426)	(34,952)
Loans to subsidiaries — net	3,410	–	(3,410)	–
Contributions to subsidiaries — net	(106)	–	106	–
Net change in restricted cash	(370)	–	86	(284)
Net change in short-term investments	2,898	–	(3,757)	(859)
Other, net	342	–	(219)	123

Net cash provided by investing activities — continuing operations	6,703	–	4,216	10,919
Net cash (used in) investing activities — discontinued operations	–	–	(48)	(48)

Net cash provided by investing activities	6,703	–	4,168	10,871

Cash flows from financing activities:
Issuance of long-term debt	3,504	–	541	4,045
Repayments of long-term debt	(2,981)	–	(2,290)	(5,271)
Intercompany loans — net	(2,014)	(2,303)	4,317	–
Purchase of common stock	(5,000)	–	–	(5,000)
Other, net	(44)	–	(6,261)	(6,305)

Net cash (used in) financing activities — continuing operations	(6,535)	(2,303)	(3,693)	(12,531)
Net cash (used in) financing activities — discontinued operations	–	–	(190)	(190)

Net cash (used in) financing activities	(6,535)	(2,303)	(3,883)	(12,721)

Effect of exchange rate changes on cash	–	–	(24)	(24)

Change in cash	(104)	(13)	(125)	(242)
Cash at beginning of period	176	13	1,285	1,474

Cash at end of period	$72	$–	$1,160	$1,232

ITEM 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the six month period ended June 30, 2013 period for:
Interest:
Third party	$(1,117)	$(57)	$(1,234)	$(2,408)
Intercompany	(5)	(14)	19	–
Taxes:
Income tax authorities	$(6)	$–	$(203)	$(209)
Intercompany	501	(78)	(423)	–

Cash (paid) received during the six month period ended June 30, 2012 period for:
Interest:
Third party	$(1,136)	$(64)	$(888)	$(2,088)
Intercompany	(128)	(47)	175	–
Taxes:
Income tax authorities	$2	$–	$(208)	$(206)
Intercompany	605	(41)	(564)	–

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Six Months Ended June 30, (in millions)	2013	2012

Intercompany non-cash financing and investing activities:
Capital contributions
in the form of bond available for sale securities	$–	$959
to subsidiaries through forgiveness of loans	341
Return of capital and dividend received
in the form of cancellation of intercompany loan	–	9,303
in the form of bond trading securities	–	3,320
Other capital contributions — net	245	339

ITEM 1. / NOTE 17. SUBSEQUENT EVENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17. SUBSEQUENT EVENTS

Dividend Declared

On August 1, 2013, our Board of Directors declared a cash dividend on AIG Common Stock of $0.10 per share, payable on September 26, 2013 to shareholders of record on September 12, 2013. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 11 herein.

Authorized Share Repurchase

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The timing of such repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

International Lease Finance Corporation Sale

As of August 5, 2013, the closing of the ILFC Transaction has not occurred. See Note 4 herein for further discussion.

ITEM 2 / MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GLOSSARY AND ACRONYMS OF SELECTED INSURANCE TERMS AND REFERENCES

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations that are defined in the Glossary and Acronyms on pages 185 and 188, respectively.

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

•

significant legal proceedings;

•

the timing and applicable requirements of any new regulatory framework to which AIG is subject as a savings and loan holding company (SLHC), as a systemically important financial institution (SIFI) and as a global systemically important insurer (G-SII);

•

concentrations in AIG's investment portfolios;

•

actions by credit rating agencies;

•

judgments concerning casualty insurance underwriting and insurance liabilities;

•

this Part I, Item 2. MD&A and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q;

•

Part I, Item 2. MD&A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013; and

•

Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Annual Report).

AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

The MD&A is organized as follows:

ITEM 2 / USE OF NON-GAAP MEASURES

Use of Non-GAAP Measures

Throughout this MD&A, we present our financial condition and results of operations in the way we believe will be most meaningful, representative and most transparent. Some of the measurements we use are "non-GAAP financial measures" under SEC rules and regulations. GAAP is the acronym for "accounting principles generally accepted in the United States." The non-GAAP financial measures we present may not be comparable to similarly-named measures reported by other companies.

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

•
AIG — After-tax operating income (loss) attributable to AIG is derived by excluding the following items from net income (loss) attributable to AIG: income (loss) from discontinued operations, net loss (gain) on sale of divested businesses, income from divested businesses, legacy tax adjustments primarily related to certain changes in uncertain tax positions and other tax adjustments, legal reserves (settlements) related to "legacy crisis matters," deferred income tax valuation allowance (releases) charges, changes in fair value of AIG Life and Retirement securities designated to hedge living benefit liabilities, changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and sales inducement assets (SIA) related to net realized capital (gains) losses, (gain) loss on extinguishment of debt, net realized capital (gains) losses, non-qualifying derivative hedging activities, excluding net realized capital (gains) losses, and bargain purchase gain. "Legacy crisis matters" include favorable and unfavorable settlements related to events leading up to and resulting from our September 2008 liquidity crisis and legal fees incurred by AIG as the plaintiff in connection with such legal matters.

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

•
AIG Life and Retirement

  •
  Operating income (loss): is derived by excluding the following items from net income (loss): legal settlements related to legacy crisis matters described above, changes in fair values of fixed maturity securities designated to hedge living benefit liabilities (net of interest expense), net realized capital (gains) losses, and changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital (gains) losses. We believe that Operating income (loss) is useful because excluding these volatile items permits investors to better assess the operating performance of the underlying business by highlighting the results from ongoing operations.

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

ITEM 2 / EXECUTIVE OVERVIEW

Executive Summary

We continued our positive financial and operational performance in 2013:

•
AIG Property Casualty reported operating income in the three- and six-month periods ended June 30, 2013 of $1.1 billion and $2.7 billion, respectively, compared to $936 million and $2.0 billion in the same periods in the prior year. Underwriting performance improved in the three- and six-month periods ended June 30, 2013, as evidenced by the accident year combined ratio, as adjusted, which declined to 96.5 and 97.0, respectively, compared to 98.3 and 99.3 in the same periods in the prior year. Net investment income in the three- and six-month periods ended June 30, 2013 also benefited from the strong performance of alternative investments and gains on fair value option securities.

•
AIG Life and Retirement reported growth in assets under management since December 31, 2012 from robust sales of variable annuities and retail mutual funds and appreciation due to higher equity markets. Operating income improved from effective spread management, higher net investment income and growth in fee income.

•
Mortgage Guaranty reported a 63 percent increase in new insurance written in both the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012 and has experienced improving market conditions including increasing home values.

•
Our investment portfolio performance, excluding gains recognized in 2012 from our previous investments in Maiden Lane II LLC (ML II), Maiden Lane III LLC (ML III) and AIA Group Limited (AIA), improved in the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012 through yield enhancement initiatives, including the reduction of our concentration in lower-yielding tax-exempt municipal securities and the purchase of higher-yielding securities. The investment portfolio performance also improved due to an increase in alternative investment income primarily as a result of favorable equity market performance in the six months ended June 30, 2013.

•
Realized capital gains improved in the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012 because certain assets in unrealized gain positions were sold as part of a program to utilize capital loss carryforwards.

•
We reduced our debt in the first half of 2013 as a result of maturities, repayments and purchases of $5.6 billion of debt, including:

  •
  the redemption of $1.1 billion aggregate principal amount of our 7.70% Series A-5 Junior Subordinated Debentures and the redemption of $750 million aggregate principal amount of our 6.45% Series A-4 Junior Subordinated Debentures and;

  •
  our purchase, in cash tender offers, of an aggregate principal amount of approximately $1.0 billion, for an aggregate purchase price of approximately $1.3 billion, of our junior subordinated debentures, capital securities issued by three statutory trusts controlled by AIG Life Holdings, Inc. (AIGLH) and senior debentures we had assumed that were originally issued by SunAmerica Inc.

  •
  we also made other repayments of approximately $2.7 billion.

    As a result of the redemptions and cash tender offers, we expect annual interest expense to decrease by approximately $213 million.

•
We maintained financial flexibility in the first half of 2013 through $792 million in cash dividends from AIG Property Casualty subsidiaries and $1.9 billion in cash dividends and loan repayments from AIG Life and Retirement subsidiaries.

•
On August 1, 2013, our Board of Directors declared a cash dividend on AIG Common Stock of $0.10 per share, payable on September 26, 2013 to shareholders of record on September 12, 2013.

•
On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.

ITEM 2 / EXECUTIVE OVERVIEW

Our Performance — Selected Indicators

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data and ratios)	2013	2012	2013	2012

Results of operations data:
Total revenues	$17,315	$16,221	$33,203	$33,718
Income from continuing operations	2,725	2,160	4,863	5,545
Net income attributable to AIG	2,731	2,332	4,937	5,540
Net income per common share attributable to AIG (diluted)	1.84	1.33	3.33	3.05
After-tax operating income attributable to AIG	1,655	1,678	3,637	4,724

Key metrics:
AIG Property Casualty combined ratio	102.6	102.4	100.0	102.3
AIG Property Casualty accident year combined ratio, as adjusted	96.5	98.3	97.0	99.3
AIG Life and Retirement premiums and deposits	$6,765	$5,434	$12,345	$10,994
AIG Life and Retirement assets under management			293,665	267,754
Mortgage Guaranty new insurance written	13,979	8,576	24,637	15,139

(in millions, except per share data)	June 30, 2013	December 31, 2012

Balance sheet data:
Total assets	$537,438	$548,633
Long-term debt	42,614	48,500
Total AIG shareholders' equity	97,463	98,002
Book value per common share	66.02	66.38
Book value per common share excluding AOCI	61.25	57.87

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding accumulated other comprehensive income (loss), which is a non-GAAP measure. See Use of Non-GAAP Measures for additional information.

(in millions, except per share data)	June 30, 2013	December 31, 2012

Total AIG shareholders' equity	$97,463	$98,002
Accumulated other comprehensive income	7,039	12,574

Total AIG shareholders' equity, excluding accumulated other comprehensive income	$90,424	$85,428

Total common shares outstanding	1,476,348,011	1,476,321,935

Book value per common share	$66.02	$66.38
Book value per common share, excluding accumulated other comprehensive income	$61.25	$57.87

ITEM 2 / EXECUTIVE OVERVIEW

ITEM 2 / EXECUTIVE OVERVIEW

Presentation Changes

Prior period revenues and expenses were conformed to the current period presentation. These changes did not affect Income from continuing operations before income tax expense or Net income attributable to AIG. Also, the presentation of the operating segments within the AIG Life and Retirement segment was revised in the first quarter of 2013 to reflect two new operating segments: Retail and Institutional. For further discussion, see Notes 1 and 3 to the Condensed Consolidated Financial Statements.

Investment Highlights

Net investment income decreased 31 percent to $8.0 billion in the six months ended June 30, 2013 compared to the same period of 2012, primarily due to fair value gains in 2012 on our investments in ML II, ML III and AIA, which were liquidated during 2012. The overall credit rating of our fixed maturity portfolio was largely unchanged.

•
Our insurance operations achieved a $407 million increase in net investment income due to higher alternative investment income for the six months ended June 30, 2013 compared to the same period in 2012. Net investment income improved due to higher alternative investment income, driven primarily by equity market gains, which was partially offset by the absence of ML II gains in the first half of 2013 compared to 2012. While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities and fixed income securities with attractive and appropriate risk versus return characteristics to improve yields and increase net investment income.

ITEM 2 / EXECUTIVE OVERVIEW

•
Net unrealized gains in our available for sale portfolio declined to approximately $14 billion as of June 30, 2013 from approximately $25 billion as of December 31, 2012 due to increases in interest rates and the realization of over $1.5 billion in gains.

•
Other-than-temporary impairments were significantly lower during the first six months of 2013 than the prior year, in part driven by favorable developments in the housing sector that led to strong performance in our structured products portfolios.

Strategic Outlook

Industry Trends

Our business is affected by industry and economic factors such as interest rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continue to operate under difficult market conditions in 2013, characterized by factors such as low interest rates, instability in the global markets due to the European debt crisis and slow growth in the U.S. economy.

Low interest rates in the U.S. fixed income market relative to historic levels have significantly affected our industry by reducing investment returns. In addition, current market conditions may not necessarily permit insurance companies to increase pricing across all our product lines.

AIG Priorities for 2013

AIG remains focused on the following priorities for 2013:

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

AIG PROPERTY CASUALTY OUTLOOK

We expect that the current low interest rate environment and ongoing uncertainty in global economic conditions will continue to challenge the growth of net investment income and limit growth in some markets through at least the end of 2013. Due to these conditions, coupled with overcapacity in the property casualty insurance industry, we have sought to tighten terms and conditions, shed unprofitable business and develop advanced data analytics to improve profitability.

ITEM 2 / EXECUTIVE OVERVIEW

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

As part of our strategy to expand our consumer operations in emerging markets, on May 29, 2013, we entered into a joint venture agreement with PICC Life Insurance Company Limited (PICC Life), a subsidiary of The People's Insurance Company (Group) of China Limited (PICC Group), to form an agency distribution company in China. Products under consideration to be distributed by the joint venture company include jointly developed life and retirement insurance products, existing PICC Life products, PICC Property & Casualty Company Limited (PICC P&C) insurance products, AIG Property Casualty products, as well as other products aimed at meeting the needs of this developing market. We will own 24.9 percent of the joint venture company with PICC Life holding the remaining 75.1 percent. Our participation in the joint venture will be managed by AIG Property Casualty. The joint venture is planned to commence operations by the first quarter of 2014 subject to regulatory approval.

On June 6, 2013, we also exercised rights to purchase shares in connection with the rights offering of PICC P&C, a subsidiary of the PICC Group, for a purchase price of approximately $93 million. Immediately prior to and after the rights offering, we owned 9.9 percent of the outstanding shares in PICC P&C.

AIG Property Casualty Strategic Initiatives and Opportunities

•
Business Mix Shift

•
Continue shifting toward higher value business to increase profitability.

•
Expand in attractive growth economies, specifically in Asia Pacific, Central Europe, the Middle East, Africa and Latin America.

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

We continue to streamline our legal entity structure to enhance transparency with regulators and optimize capital and tax efficiency. In the six months ended June 30, 2013, we completed 19 legal entity and branch restructuring transactions. We continue to implement restructuring plans in various jurisdictions. Our overall legal entity restructuring is expected to be mostly completed by the end of 2014, subject to regulatory approvals in those jurisdictions.

ITEM 2 / EXECUTIVE OVERVIEW

On July 16, 2013, we announced the planned merger of AIU Insurance Company Ltd. (AIU) and Fuji Fire and Marine Insurance Company, Ltd. (FFM), scheduled to take place in the second half of 2015 or later, subject to regulatory approvals. The merger is consistent with our growth strategy for the Japan market, and is intended to combine the expertise and experience of these companies to meet our customers' and partners' needs and provide products and services which will target higher levels of customer satisfaction in a cost-effective manner.

We continued the strategy, adopted in 2010, to improve the allocation of our reinsurance between traditional reinsurance markets and capital markets. On July 9, 2013, we entered into a five-year catastrophe bond transaction, which will provide $125 million of indemnity protection against U.S., Caribbean and Gulf of Mexico named storms, and U.S. and Canadian earthquakes. The transaction provides us with fully collateralized coverage against losses from the events described above on a per-occurrence basis through June 2018. In addition, effective May 31, 2013, we modified certain reinsurance arrangements from our Japan entities to simplify operations and facilitate efficient capital allocation.

AIG LIFE AND RETIREMENT OUTLOOK

AIG Life and Retirement's businesses and the life and annuity industry continue to be affected by the current economic environment of low interest rates and volatile equity markets. Continued low interest rates put pressure on long-term investment returns, negatively affect sales of interest rate sensitive products and reduce future profits on certain existing products. Products such as payout annuities and traditional life insurance that are not rate-adjustable may require increases in reserves if future investment yields fall to a level that results in expected future losses. Also, low interest rates can affect the recoverability and accelerate the amortization of DAC assets held with respect to our variable annuity, fixed annuity and universal life businesses. Equity market volatility may result in higher reserves for variable annuity guarantee features, and can affect the recoverability and amortization rate of DAC assets.

AIG Life and Retirement has implemented a number of actions to address the impact of low interest rates. These actions include a disciplined approach to pricing new business related to interest sensitive products (e.g. fixed annuities) and active management of renewal crediting rates. We have filed new life insurance and annuity products with reduced minimum rate guarantees.

Although the low interest rate environment still persists, the recent increase in interest rates has improved our outlook for our interest rate sensitive businesses. An increase in interest rates will negatively affect the fair value of our investment portfolio, but rising interest rates will increase the rate earned on new investment purchases and, over time, should positively affect overall yields. Steadily increasing interest rates accompanied by a steepening in the yield curve are also favorable for fixed annuity sales as fixed annuities become more competitive in the marketplace compared to alternatives such as bank deposits. In addition, increases in interest rates will positively affect our retirement income solutions business results, as increases in interest rates generally reduce the value of embedded derivative liabilities contained in guaranteed benefit features of variable annuities. Rapid and significant increases from current levels of interest rates, however, could result in elevated surrender activity in our interest rate sensitive products, primarily fixed annuities with lower guaranteed minimum interest rates. The extent of the increase in surrender activity, if any, will depend on the relationship of minimum guarantees embedded in certain in-force contracts relative to the pace and extent of interest rate increases. Approximately $22.5 billion, or 24 percent, of our fixed annuity account values have minimum rate guarantees greater than 3 percent.

ITEM 2 / EXECUTIVE OVERVIEW

AIG Life and Retirement Strategic Initiatives and Opportunities

•
Assets Under Management – Fully leverage a unified distribution organization to increase sales of profitable products across all channels. Capitalize on the growing demand for income solutions and on AIG Life and Retirement's capital base, risk controls, innovative product designs, expanded distribution initiatives and financial discipline to grow the variable annuity business. Pursue selected institutional market opportunities where AIG Life and Retirement's scale and capital base provide a competitive advantage.

•
Product Innovation – Develop innovative life offerings through consumer-focused research that delivers superior, differentiated product solutions.

•
Operational Efficiencies – Consolidate life insurance and annuity platforms, operations and administrative systems to create a more efficient, cost-competitive and agile operating model.

•
Return on Equity – We completed the merger of six life insurance operating legal entities into American General Life Insurance Company effective December 31, 2012. We are leveraging our streamlined legal entity structure to enhance financial strength and durability, more efficiently allocate capital and enhance the ease of doing business with us. We have also made organizational changes to achieve greater operational leverage across our businesses.

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

Our fundamental investment strategy is to maintain primarily a diversified, high quality portfolio of fixed maturity securities with the intent to match established duration targets based on the characteristics of our liabilities. In addition, we enhance our returns through investments in a diversified portfolio of private equity funds, hedge funds and affordable housing partnerships. Although these investments are subject to periodic volatility, they have historically achieved yields in excess of the fixed income portfolio yields. Our expectation is that these alternative investments will continue to outperform the fixed income portfolio yields over the long-term while providing important diversification to our investment portfolio.

We continue to make investments in structured securities and fixed income securities with attractive risk versus return characteristics to improve yields and increase net investment income. Overall our yields have been declining since the latter half of 2012 as investment purchases have been made at yields lower than the weighted average yield of the existing portfolio. We would expect this trend to continue as long as reinvestment rates are below the weighted average yield of the investment portfolio. Although interest rates continue to be low relative to historic levels, the recent increase in interest rates has improved our reinvestment outlook.

OTHER OPERATIONS OUTLOOK

Mortgage Guaranty

Mortgage Guaranty Strategic Initiatives and Opportunities

The improving U.S. mortgage market has resulted in increasing levels of mortgage originations, house value appreciation and tight mortgage underwriting standards which combined with improving U.S. macroeconomic conditions, have had a favorable impact on our operating results, most notably on the volume and quality of new business written. UGC is a leading provider of mortgage insurance and has differentiated itself from competitors through its risk-based pricing strategy initiated in 2009. This pricing strategy provides UGC's customers with mortgage insurance products that are priced commensurate with underwriting risk, which we believe has resulted in an appropriately priced high quality book of business. UGC plans to continue to execute this strategy during the remainder of 2013. The new business generated since 2009 accounts for approximately 50 percent of net premiums earned for the six months ended June 30, 2013.

ITEM 2 / EXECUTIVE OVERVIEW

During the first half of 2013, low interest rates on mortgages resulted in increased refinancing activity. These low rates, along with housing price appreciation and an improvement in the overall economy have also resulted in increased home purchase activity. If interest rates were to continue to rise in the future, we would expect refinancing activities to decline. However, a decline could be offset by any increases in mortgage activity related to an increase in home sales. Additionally, in a rising interest rate environment mortgage insurance is likely to see higher persistency generating revenue over longer periods in the future.

Global Capital Markets

AIG Markets acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services for AIG entities. The derivative portfolio of AIG Markets consists primarily of interest rate and currency derivatives.

The remaining derivatives portfolio of AIG Financial Products Corp. and AIG Trading Group, Inc. and their respective subsidiaries (collectively, AIGFP) consists primarily of hedges of the assets and liabilities of the DIB and a portion of the legacy hedges for AIG and its subsidiaries. AIGFP's derivatives portfolio consists primarily of interest rate, currency, credit, commodity and equity derivatives. Additionally, AIGFP has a credit default swap portfolio being managed for economic benefit and with limited risk. The AIGFP portfolio continues to be wound down and is managed consistent with our risk management objectives. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions that we believe are of low complexity, low risk or currently not economically appropriate to unwind based on a cost versus benefit analysis.

Direct Investment Book

The DIB portfolio is being wound down and is managed with the objective of ensuring that at all times it maintains the liquidity we believe is necessary to meet all its liabilities, as they come due, even under stress scenarios, and to maximize return consistent with our risk management objectives. We are focused on meeting the DIB's liquidity needs, including the need for contingent liquidity arising from collateral posting for debt positions of the DIB, without relying on resources beyond the DIB. As part of this program management, we may from time to time access the capital markets, including issuing and repurchasing debt and selling assets on an opportunistic basis, in each case subject to market conditions.

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

ITEM 2 / RESULTS OF OPERATIONS

Results of Operations

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three- and six-month periods ended June 30, 2013 and 2012. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section herein and in Part II. Item 7. MD&A, in the 2012 Annual Report.

The following table presents AIG's condensed consolidated results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Revenues:
Premiums	$9,200	$9,629	(4)%	$18,572	$19,099	(3)%
Policy fees	623	567	10	1,238	1,151	8
Net investment income	3,844	4,481	(14)	8,008	11,586	(31)
Net realized capital gains	1,591	399	299	1,891	148	NM
Other income	2,057	1,145	80	3,494	1,734	101

Total revenues	17,315	16,221	7	33,203	33,718	(2)

Benefits, claims and expenses:
Policyholder benefits and claims incurred	8,090	7,789	4	14,818	14,908	(1)
Interest credited to policyholder account balances	972	1,054	(8)	1,989	2,116	(6)
Amortization of deferred acquisition costs	1,353	1,472	(8)	2,639	2,819	(6)
Other acquisition and insurance expenses	2,245	2,264	(1)	4,483	4,522	(1)
Interest expense	535	567	(6)	1,112	1,132	(2)
Net loss on extinguishment of debt	38	9	322	378	9	NM
Other expenses	935	1,397	(33)	1,805	2,077	(13)

Total benefits, claims and expenses	14,168	14,552	(3)	27,224	27,583	(1)

Income from continuing operations before income tax expense (benefit)	3,147	1,669	89	5,979	6,135	(3)
Income tax expense (benefit)	422	(491)	NM	1,116	590	89

Income from continuing operations	2,725	2,160	26	4,863	5,545	(12)
Income from discontinued operations, net of income tax expense (benefit)	33	179	(82)	126	243	(48)

Net income	2,758	2,339	18	4,989	5,788	(14)

Less: Net income attributable to noncontrolling interests	27	7	286	52	248	(79)

Net income attributable to AIG	$2,731	$2,332	17%	$4,937	$5,540	(11)%

ITEM 2 / RESULTS OF OPERATIONS

AIG Consolidated Quarterly and Year-to-Date Comparison for 2013 and 2012

Income from continuing operations before income taxes was $3.1 billion for the three months ended June 30, 2013 compared to $1.7 billion for the same period in 2012, and reflected the following:

•

pre-tax income from insurance operations of $2.9 billion and $1.7 billion in the three months ended June 30, 2013 and 2012, respectively;

•

aggregate pre-tax income from GCM and DIB of $895 million and $460 million in the three months ended June 30, 2013 and 2012, respectively;

•

net investment income in 2012 included a decrease in fair value of AIG's interest in AIA ordinary shares of $493 million;

•

net investment income in 2012 reflected an increase in fair value of AIG's interest in ML III of $1.3 billion based in part on sales of ML III assets by the Federal Reserve Bank of New York (the FRBNY) in the second quarter of 2012; and

•

pre-tax income in 2012 included an increase in estimated litigation liability of approximately $719 million based on developments in several actions.

Income from continuing operations before income taxes was $6.0 billion for the six months ended June 30, 2013 compared to $6.1 billion for the same period in 2012, and reflected the following:

•

pre-tax income from insurance operations of $6.1 billion and $3.5 billion in the six months ended June 30, 2013 and 2012, respectively;

•

aggregate pre-tax income from GCM and DIB of $1.4 billion and $796 million in the six months ended June 30, 2013 and 2012, respectively;

•

loss on extinguishment of debt of $378 million resulting from redemptions of, and cash tender offers for, certain securities in the six months ended June 30, 2013;

•

net investment income in 2012 reflected an increase in fair value of AIG's interests in AIA ordinary shares and ML III of $1.3 billion and $2.6 billion; respectively; and

•

pre-tax income in 2012 included an increase in estimated litigation liability of approximately $727 million based on developments in several actions.

Results of Operations Highlights

•

AIG Property Casualty improved its accident year loss ratio, as adjusted, due to underwriting improvements, and posted strong net investment income performance.

•

AIG Life and Retirement continued to actively manage spread income in a continuing low interest rate environment and realized higher returns on alternative investments.

•

Our investment portfolio performance, excluding gains recognized in 2012 from our previous investments in ML II, ML III and AIA, improved due to higher returns on alternative investments, driven primarily by equity market gains.

For the three- and six-month periods ended June 30, 2013, the effective tax rate on pre-tax income from continuing operations was 13.4 percent and 18.7 percent, respectively. The effective tax rate for the three- and six-month periods ended June 30, 2013, attributable to continuing operations differs from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income and a decrease in the life-insurance-business capital loss carryforward valuation allowance primarily attributable to the actual and projected gains on sales by AIG Life and Retirement of available-for-sale securities. For the six-month period ended June 30, 2013, these items were partially offset by changes in uncertain tax positions.

For the three- and six-month periods ended June 30, 2012, the effective tax rate on pre-tax income from continuing operations was (29.4) percent and 9.6 percent, respectively. The effective tax rate for the three- and six-month periods ended June 30, 2012, attributable to continuing operations differs from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income and investments in partnerships, and a decrease in the life-insurance-business capital loss carryforward valuation allowance primarily attributable to the actual and projected gains on sales by AIG Life and Retirement of available-for-sale securities. These items were partially offset by changes in uncertain tax positions.

ITEM 2 / RESULTS OF OPERATIONS

The following table presents a reconciliation of net income attributable to AIG to after-tax operating income attributable to AIG:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Net income attributable to AIG	$2,731	$2,332	$4,937	$5,540
Income from discontinued operations, net of income tax expense	(33)	(179)	(126)	(243)
Net losses on sale of divested businesses	31	–	31	2
Uncertain tax positions and other tax adjustments	64	331	690	331
Legal reserves (settlements) related to legacy crisis matters	(257)	473	(321)	477
Deferred income tax valuation allowance releases	(752)	(1,283)	(1,538)	(1,576)
Changes in fair value of AIG Life and Retirement securities designated to hedge living benefit liabilities	45	(45)	64	(33)
Change in benefit reserves and DAC, VOBA and SIA related to net realized capital gains	835	359	889	336
Loss on extinguishment of debt	25	6	246	6
Net realized capital gains	(1,034)	(302)	(1,235)	(103)
Non-qualifying derivative hedging gains, excluding net realized capital gains	–	(14)	–	(13)

After-tax operating income attributable to AIG	$1,655	$1,678	$3,637	$4,724

After-tax operating income attributable to AIG was flat in the three-month period ended June 30, 2013 compared to the same period in 2012. After-tax operating income attributable to AIG decreased in the six-month period ended June 30, 2013 compared to the same period in 2012, primarily due to fair value gains on AIG's previously held interests in AIA ordinary shares, ML II, and ML III, discussed above, partially offset by increases in income from insurance operations.

For the three months ended June 30, 2013 and 2012, the effective tax rate on pre-tax operating income was 31.8 percent and 31.7 percent, respectively. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax exempt interest income and other permanent tax items, and the impact of discrete tax benefits.

For the six months ended June 30, 2013 and 2012, the effective tax rate on pre-tax operating income was 30.8 percent and 30.7 percent, respectively. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax exempt interest income and other permanent tax items, and the impact of discrete tax benefits.

Quarterly and Year-to-Date Segment Results

AIG reports the results of its operations through two reportable segments: AIG Property Casualty and AIG Life and Retirement. The Other operations category consists of businesses and items not allocated to our reportable segments.

ITEM 2 / RESULTS OF OPERATIONS

The following table summarizes the operations of each reportable segment. See also Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Total revenues:
AIG Property Casualty	$9,766	$10,020	(3)%	$19,725	$19,818	–%
AIG Life and Retirement	6,048	4,428	37	10,788	8,330	30

Total reportable segments	15,814	14,448	9	30,513	28,148	8
Other Operations	1,691	1,869	(10)	2,999	5,872	(49)
Consolidation and eliminations	(190)	(96)	(98)	(309)	(302)	(2)

Total	$17,315	$16,221	7	$33,203	$33,718	(2)

Pre-tax income (loss):
AIG Property Casualty	$1,168	$961	22	$2,772	$1,871	48
AIG Life and Retirement	1,719	777	121	3,289	1,639	101

Total reportable segments	2,887	1,738	66	6,061	3,510	73
Other Operations	270	(116)	NM	(144)	2,620	NM
Consolidation and eliminations	(10)	47	NM	62	5	NM

Total	$3,147	$1,669	89	$5,979	$6,135	(3)

  TOTAL REVENUES
  (in millions)

A discussion of significant items affecting pre-tax segment income follows. Factors that affect operating income for a specific business segment are discussed in the detailed business segment analysis.

ITEM 2 / RESULTS OF OPERATIONS

Quarterly and Year-to-date Pre-tax Income for 2013 and 2012

AIG Property Casualty — Pre-tax income increased in the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012, primarily as a result of improved net investment income in both the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012 due to the strong performance of alternative investments and income associated with the PICC P&C shares. The accident year loss ratio, as adjusted, improved due to the continued shift to higher value business, enhanced risk selection and improved pricing.

AIG Life and Retirement — Pre-tax income increased in the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012, primarily due to higher net investment income driven by higher returns on alternative investments, increased fee income from growth in our variable annuity account value, continued active spread management related to our interest rate sensitive businesses and income from legal settlements. This increase was partially offset by the absence in 2013 of the fair value gains on ML II that were recognized in the prior-year period. Net realized capital gains increased due to gains from sales activity in connection with utilizing capital loss carryforwards, which were partially offset by the triggering of a loss recognition reserve, reflected in Policyholder benefits and claims incurred, from the subsequent reinvestment of the proceeds from these sales at lower yields.

Other Operations — Other operations recorded pre-tax income in the three-month period ended June 30, 2013 compared to a pre-tax loss in the same period of 2012 due to increased pre-tax income from GCM and DIB. The pre-tax loss in the same period in 2012 included an increased estimated litigation liability. Other Operations recorded a pre-tax loss in the six-month period ended June 30, 2013 compared to a pre-tax gain in the same period in 2012 due to a loss on extinguishment of debt resulting from the redemption of and cash tender offers for certain securities in 2013 and fair value and realized gains in 2012 from our previously held interests in AIA ordinary shares and ML III.

Mortgage Guaranty's operating income increased in the three- and six-month periods of June 30, 2013 compared to the same periods of 2012 due to higher net premiums earned in the first-lien business and settlements and commutations.

ITEM 2 / RESULTS OF OPERATIONS

The following table presents reconciliations of pre-tax income (loss) to operating income (loss) by reportable segment and after-tax operating income attributable to AIG, which are non-GAAP measures. See Use of Non-GAAP Measures for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

AIG Property Casualty
Pre-tax income	$1,168	$961	$2,772	$1,871
Net realized capital (gains) losses	(73)	(23)	(85)	112
Other (income) expense — net	(10)	(2)	(13)	(4)

Operating income	$1,085	$936	$2,674	$1,979

AIG Life and Retirement
Pre-tax income	$1,719	$777	$3,289	$1,639
Legal settlements*	(359)	–	(467)	–
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities, net of interest expense	69	(70)	98	(51)
Net realized capital (gains) losses	(1,430)	(326)	(1,586)	140
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital (gains) losses	1,152	552	1,211	516

Operating income	$1,151	$933	$2,545	$2,244

Other Operations
Pre-tax income (loss)	$270	$(116)	$(144)	$2,620
Net realized capital (gains) losses	(124)	61	(211)	(356)
Net (gains) losses on sale of divested businesses	47	–	47	3
Legal reserves	14	728	25	734
Legal settlements*	(46)	–	(48)	–
Loss on extinguishment of debt	38	9	378	9

Operating income	$199	$682	$47	$3,010

Total
Operating income of reportable segments and other operations	$2,435	$2,551	$5,266	$7,233
Consolidations, eliminations and other adjustments	33	(87)	63	(57)

Pre-tax operating income	2,468	2,464	5,329	7,176
Income tax expense	(786)	(779)	(1,640)	(2,204)
Non-controlling interest	(27)	(7)	(52)	(248)

After-tax operating income attributable to AIG	$1,655	$1,678	$3,637	$4,724

*     Reflects income in the first half of 2013 from settlements with financial institutions that participated in the creation, offering and sale of RMBS from which AIG realized losses during the financial crisis.

ITEM 2 / RESULTS OF OPERATIONS

PRE-TAX INCOME (LOSS)
(in millions)

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

OPERATING INCOME (LOSS)
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

The Other category consists primarily of certain run-off lines of business, including excess workers' compensation written on a stand-alone basis, reserves for asbestos and environmental (1986 and prior) claims, and certain environmental liability businesses written prior to 2004. It also includes a portion of AIG Property Casualty expenses relating to global corporate initiatives, expense allocations from AIG Parent not attributable to the Commercial Insurance or Consumer Insurance operating segments, unallocated net investment income, net realized capital gains and losses, and other income (expense).

See Part 1. Item 1. Business — AIG Property Casualty in AIG's 2012 Annual Report for further discussion of AIG Property Casualty's products and geographic regions where it distributes its products.

We assess the performance of our operating segments based on operating income (loss), loss ratio, acquisition ratio, general operating expense ratio and combined ratio.

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

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

AIG Property Casualty Quarterly and Year-to-Date 2013 Highlights

Net premiums written increased by two percent for the three-month period ended June 30, 2013 compared to the same period in the prior year due to the growth of new business, rate increases and the impact of a change in the timing of recognizing the excess of loss ceded premiums written discussed below, which were partially offset by the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen. In the first quarter of 2013, we began to recognize ceded premiums written under excess of loss reinsurance agreements at the inception of the contract rather than ratably over the contract period. The negative impact on net premiums written from this change in the timing of recognizing these ceded premiums in the first quarter of 2013 began to reverse in the second quarter of 2013 and will continue to reverse throughout the rest of 2013. Excluding the impact of this change and the effect of foreign exchange, Commercial Insurance and Consumer Insurance net premiums written increased by approximately 4 percent and 5 percent, respectively, in the three-month period ended June 30, 2013 compared to the same period in the prior year.

Net premiums written decreased by one percent for the six-month period ended June 30, 2013 compared to the same period in the prior year due to the impact of a change in the timing of recognizing the excess of loss ceded premiums written and the effect of the Japanese yen on foreign exchange, which was partially offset by growth of new business and rate increases. Excluding the impact of excess of loss ceded premiums written and the effect of foreign exchange, Commercial Insurance and Consumer Insurance net premiums written increased by approximately 3 percent and 4 percent, respectively, in the six-month period ended June 30, 2013 compared to the same period in the prior year.

The loss ratio improved by 0.9 points for the three-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to the benefit from positive pricing trends and the continued effect of the execution of our strategic initiatives, which we began implementing in the second half of 2011. This improvement was partially offset by an increase in net adverse prior year development, including related premium adjustments, primarily from Storm Sandy of $142 million. Net adverse prior year development, including related premium adjustments, during the three-month period ended June 30, 2013 totaled $154 million compared to $137 million for the same period in the prior year. Additionally, the three- and six-month periods ended June 30, 2012 benefitted from an increase in reserve discount.

The loss ratio improved by 2.9 points for the six-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to the benefit from positive pricing trends, the continued effect of the execution of our strategic initiatives, which we began implementing in the second half of 2011, decreases in net adverse prior year development and lower catastrophe losses. Net adverse prior year development, including related premium adjustments, during the six-month period ended June 30, 2013 was $102 million, which included $142 million of adverse development from Storm Sandy, compared to $184 million for the same period in the prior year. Additionally, the six-month period ended June 30, 2012, benefitted from an increase in reserve discount.

The acquisition ratio increased by 0.4 points for the three-month period ended June 30, 2013 and was unchanged for the six-month period ended June 30, 2013, compared to the same periods in the prior year due in both cases to the change in business mix and direct marketing costs in Consumer Insurance, which were partially offset by decreases in the Commercial Insurance acquisition ratio related to the change in business mix and insurance-related assessments.

The general operating expense ratio increased by 0.7 points and 0.6 points for the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods in the prior year. The increase in the cost of our employee incentive plans was offset by a decrease in bad debt expense and reduced costs for infrastructure projects. The lower net premiums earned base contributed approximately 0.7 points and 0.5 points, respectively, to the general operating expense ratio.

Net investment income increased by 14 percent and 12 percent for the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods in the prior year, primarily due to the strong performance of alternative investments and income associated with the PICC P&C shares.

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

AIG Property Casualty Results

The following table presents AIG Property Casualty results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Commercial Insurance
Underwriting results:
Net premiums written	$5,876	$5,568	6%	$10,779	$10,791	–%
Increase in unearned premiums	(803)	(228)	(252)	(578)	(289)	(100)

Net premiums earned	5,073	5,340	(5)	10,201	10,502	(3)
Claims and claims adjustment expenses incurred	3,685	3,776	(2)	7,014	7,506	(7)
Acquisition expenses	829	920	(10)	1,667	1,848	(10)
General operating expense	647	610	6	1,212	1,200	1

Underwriting income (loss)	(88)	34	NM	308	(52)	NM
Net investment income	623	711	(12)	1,268	1,442	(12)

Operating income	$535	$745	(28)%	$1,576	$1,390	13%

Consumer Insurance
Underwriting results:
Net premiums written	$3,390	$3,528	(4)%	$6,922	$7,125	(3)%
Increase in unearned premiums	(135)	(79)	(71)	(259)	(180)	(44)

Net premiums earned	3,255	3,449	(6)	6,663	6,945	(4)
Claims and claims adjustment expenses incurred	1,916	2,043	(6)	3,885	4,073	(5)
Acquisition expenses	842	812	4	1,692	1,641	3
General operating expense	498	517	(4)	1,032	1,036	–

Underwriting income (loss)	(1)	77	NM	54	195	(72)
Net investment income	92	115	(20)	190	231	(18)

Operating income	$91	$192	(53)%	$244	$426	(43)%

Other
Underwriting results:
Net premiums written	$(3)	$(1)	(200)%	$(1)	$(1)	–%
Decrease in unearned premiums	22	32	(31)	42	62	(32)

Net premiums earned	19	31	(39)	41	61	(33)
Claims and claims adjustment expenses incurred	78	260	(70)	193	409	(53)
Acquisition expenses	–	1	NM	–	1	NM
General operating expense	77	98	(21)	204	191	7

Underwriting loss	(136)	(328)	59	(356)	(540)	34
Net investment income	595	327	82	1,210	703	72

Operating income (loss)	459	(1)	NM	854	163	424
Net realized capital gains (losses)	73	23	217	85	(112)	NM
Other income — net	10	2	400	13	4	225

Pre-tax income	$542	$24	NM %	$952	$55	NM %

Total AIG Property Casualty
Underwriting results:
Net premiums written	$9,263	$9,095	2%	$17,700	$17,915	(1)%
Increase in unearned premiums	(916)	(275)	(233)	(795)	(407)	(95)

Net premiums earned	8,347	8,820	(5)	16,905	17,508	(3)
Claims and claims adjustment expenses incurred	5,679	6,079	(7)	11,092	11,988	(7)
Acquisition expenses	1,671	1,733	(4)	3,359	3,490	(4)
General operating expense	1,222	1,225	–	2,448	2,427	1

Underwriting income (loss)	(225)	(217)	(4)	6	(397)	NM
Net investment income	1,310	1,153	14	2,668	2,376	12

Operating income	1,085	936	16	2,674	1,979	35
Net realized capital gains (losses)	73	23	217	85	(112)	NM
Other income — net	10	2	400	13	4	225

Pre-tax income	$1,168	$961	22%	$2,772	$1,871	48%

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

*     The operations reported as part of Other do not have meaningful levels of Net premiums written.

AIG Property Casualty Quarterly Results

Operating income increased in the three-month period ended June 30, 2013 compared to the same period in the prior year, due to an increase in net investment income, which was partially offset by a slight increase in underwriting loss. Net investment income increased in the three-month period ended June 30, 2013 compared to the same period in the prior year, due to the strong performance of alternative investments and income associated with the PICC P&C shares. The asset diversification strategies that we executed during 2012 enabled us to maintain similar yields in the portfolio despite the continued low interest rate environment in 2013. Adverse development on Storm Sandy increased our underwriting loss in the three-month period ended June 30, 2013.

See Liability for Unpaid Claims and Claims Adjustment Expense for further discussion of prior year development.

Acquisition expenses decreased in the three-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to a decrease in Commercial Insurance related to the change in business mix, which was partially offset by an increase in Consumer Insurance due to the change in business mix and direct marketing costs.

General operating expenses decreased slightly in the three-month period ended June 30, 2013 compared to the same period in the prior year primarily due to decreases in bad debt expense and reduced costs for infrastructure projects. This was partially offset by an increase in the cost of our employee incentive plans of $77 million, primarily due to the alignment of employee performance with the overall performance of the organization, including our stock

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

performance. Bad debt expense and infrastructure project expenses, in the aggregate, decreased in the three-month period ended June 30, 2013 by $49 million from $121 million in the same period in the prior year.

AIG Property Casualty Year-to-Date Results

Operating income increased in the six-month period ended June 30, 2013 compared to the same period in the prior year due to an increase in both net investment income and underwriting income. We generated underwriting income in the first half of 2013 compared to an underwriting loss in the same period in the prior year reflecting improved current accident year losses, decreases in net adverse prior year development as well as lower catastrophe losses. Net investment income increased in the six-month period ended June 30, 2013 compared to the same period in the prior year due to the strong performance of alternative investments and income associated with the PICC P&C shares. The asset diversification strategies that we executed during 2012 enabled us to maintain similar yields in the portfolio despite the continued low interest rate environment in 2013.

Acquisition expenses decreased in the six-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to the timing of certain guaranty funds and other assessments in Commercial Insurance, which were partially offset by an increase in acquisition expenses in Consumer Insurance due to the change in business mix and direct marketing costs.

General operating expenses increased in the six-month period ended June 30, 2013 compared to the same period in the prior year, due to an increase in the cost of our employee incentive plans of $111 million and a $42 million increase due to the implementation of a voluntary early retirement plan in Japan. The increase in the cost of our employee incentive plans was primarily due to the alignment of employee performance with the overall performance of the organization, including our stock performance, and accelerated vesting provisions for retirement-eligible individuals in the 2013 share-based plan. This was partially offset by decreases in bad debt expense and reduced costs for infrastructure projects. Bad debt expense and infrastructure project expenses decreased in the six-month period ended June 30, 2013 by $111 million, compared to $197 million in the same period in the prior year.

Commercial Insurance Quarterly Results

Operating income decreased in the three-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to an underwriting loss in the second quarter of 2013, compared to underwriting income in the second quarter of 2012, and a reduction in allocated net investment income due to a decrease in risk-free rates. The underwriting loss resulted from an increase in net prior year adverse loss development and higher catastrophe losses. This was partially offset by improvement in our current accident year losses, reflecting rate increases and enhanced risk selection, as well as lower acquisition expenses. Net prior year adverse development, including related premium adjustments, was $187 million in the three-month period ended June 30, 2013 compared to $2 million in the same period in the prior year. The three-month period ended June 30, 2013 includes approximately $164 million of adverse development from Storm Sandy. This development resulted from higher severities on a small number of existing large and complex commercial claims. These increased severities were driven by a number of factors, including the extensive damage caused to properties in the downtown New York metropolitan area. In the three-month period ended June 30, 2013, catastrophe losses were $307 million compared to $288 million in the same period in 2012.

Acquisition expenses decreased in the three-month period ended June 30, 2013 compared to the same period in the prior year due to the timing of certain guaranty funds and other assessments and the change in business mix.

General operating expenses increased in the three-month period ended June 30, 2013 compared to the same period in the prior year primarily due to an increase in employee incentive plan expense previously discussed, which was partially offset by a decrease in bad debt expense.

Commercial Insurance Year-to-Date Results

Operating income increased in the six-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to underwriting income in the six-month period ended June 30, 2013 compared to an underwriting loss in the same period of 2012, partially offset by a decrease in allocated net investment income as a result of a decrease in risk-free rates. Commercial Insurance generated underwriting income in the six-month period ended June 30, 2013 compared to an underwriting loss in the same period of the prior year, primarily due to improved current accident year losses, rate increases, enhanced risk selection, and slightly lower catastrophe losses, which were partially offset by an increase in net prior year adverse loss development. In the six-month period ended

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

June 30, 2013, catastrophe losses were $340 million compared to $364 million in the same period in 2012. Net prior year adverse development, including related premium adjustments was $116 million in the six-month period ended June 30, 2013, which includes $164 million of adverse development related to Storm Sandy, compared to $30 million in the prior year.

Acquisition expenses decreased in the six-month period ended June 30, 2013 compared to the same period in the prior year due to the timing of guaranty funds and other assessments, as well as change in business mix.

General operating expenses increased in the six-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to the increase in employee incentive plan expense previously discussed, which was partially offset by a decrease in bad debt expense.

Consumer Insurance Quarterly Results

Operating income decreased in the three-month period ended June 30, 2013 compared to the same period in the prior year primarily due to a decrease in both underwriting income and allocated net investment income. Underwriting income decreased due to increases in acquisition expenses, investment in strategic business expansion in growth economy nations, and the change in business mix towards higher value products, offset in part by lower catastrophe losses and higher net prior year favorable development. Allocated net investment income decreased due to a decrease in risk-free rates. Catastrophe losses for the three-month period ended June 30, 2013 were $9 million, compared to $40 million during the same period in the prior year. Net prior year favorable development was $53 million in the three-month period ended June 30, 2013, compared to $36 million in the prior year. The second quarter of 2013 includes approximately $22 million of favorable development for Storm Sandy driven primarily by the reduction of reserves for excess flood policies indicated from completed property inspections and lower than expected severity on certain other policy claims.

Acquisition expenses increased in the three-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to the change in business mix and direct marketing costs in growth-targeted lines of business. Direct marketing expenses, excluding commissions, for the three-month period ended June 30, 2013 were $118 million, compared to $103 million during the same period in the prior year. These expenses, while not deferrable, are expected to generate business that has an average expected overall persistency of approximately 5 years and, in Japan, approximately 9 years.

General operating expenses decreased in the three-month period ended June 30, 2013 compared to the same period in the prior year due to reduced costs for infrastructure projects.

Consumer Insurance Year-to-Date Results

Operating income decreased in the six-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to a decrease in both underwriting income and allocated net investment income. Underwriting income decreased due to increases in acquisition expenses, investment in strategic business expansion in growth economy nations, and the change in business mix towards higher value products, offset in part by lower catastrophe losses and higher net prior year favorable development. Allocated net investment income decreased due to a decrease in risk-free rates. Catastrophe losses for the six-month period ended June 30, 2013 were $17 million, compared to $44 million during the same period in the prior year. Net prior year favorable development was $95 million in the six-month period ended June 30, 2013, compared to $50 million in the prior year period. The first half of 2013 included approximately $43 million of favorable development from Storm Sandy.

Acquisition expenses increased in the six-month period ended June 30, 2013 compared to the same period in the prior year primarily due to the change in business mix and direct marketing costs in growth targeted lines of business, particularly in the life and A&H businesses. Direct marketing expenses, excluding commissions, for the six-month period ended June 30, 2013 were $225 million, compared to $209 million during the same period in the prior year.

General operating expenses decreased in the six-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to reduced costs for infrastructure projects, which were partially offset by the increase in employee incentive plan expense previously discussed and the strategic expansion in growth economy nations.

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

AIG Property Casualty Net Premiums Written

The following table presents AIG Property Casualty net premiums written by major line of business:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Commercial Insurance
Casualty	$2,110	$2,181	(3)%	$4,354	$4,533	(4)%
Property	1,770	1,447	22	2,453	2,419	1
Specialty	882	864	2	1,854	1,854	–
Financial lines	1,114	1,076	4	2,118	1,985	7

Total net premiums written	$5,876	$5,568	6%	$10,779	$10,791	–%

Consumer Insurance
Accident & Health	$1,645	$1,696	(3)%	$3,438	$3,503	(2)%
Personal lines	1,745	1,832	(5)	3,484	3,622	(4)

Total net premiums written	$3,390	$3,528	(4)%	$6,922	$7,125	(3)%

Other	(3)	(1)	(200)	(1)	(1)	–

Total AIG Property Casualty net premiums written	$9,263	$9,095	2%	$17,700	$17,915	(1)%

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

Commercial Insurance Net Premiums Written

During the three- and six-month periods ended June 30, 2013, Commercial Insurance continued to focus on the execution of its strategic objectives.

Casualty net premiums written decreased in the three- and six-month periods ended June 30, 2013 compared to the same periods in the prior year, primarily due to the execution of our strategy to improve loss ratios as well as to increase specific reinsurance purchases to better manage our exposures. Changes in reinsurance strategy decreased net premiums written by $78 million and $135 million in the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods in the prior year. We implemented rate increases in retained business, especially in the U.S., that partially offset these premium decreases.

Property net premiums written increased in the three-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to growth in new business, increases in coverage limits and changes to our per-risk reinsurance program to retain more favorable risks, while continuing to manage aggregate exposure. The increase in the three-month period ended June 30, 2013 also reflected a $197 million benefit from the impact of a change in the timing of recognizing the excess of loss ceded premiums written described below, as well as a $102 million benefit from non-renewal of certain reinsurance programs. Catastrophe-exposed business in the Americas also benefitted from rate increases.

Effective January 1, 2013, we began to recognize the annual ceded premiums written under excess of loss reinsurance agreements at the inception of the contract rather than ratably over the contract period. Previously, we recognized ceded premiums written on these agreements based on the quarterly contractual remittance requirements, and recorded an adjustment at the end of the contract term to reflect the actual ceded premiums written amounts. This change resulted in the acceleration of ceded premiums written to earlier quarters, but had only a de minimis effect on net premiums earned. As a result of this change, ceded premiums written for the three month period ended June 30, 2013 decreased by $197 million compared to the same period in the prior year. For the six-month period ended June 30, 2013, ceded premiums written increased by $201 million compared to the same period in the prior year. The impact on net premiums written from this change will continue to reverse throughout the rest of 2013.

Net premiums written for the six-month period ended June 30, 2013, also reflected the timing of a catastrophe bond issuance. We have continued our strategy, adopted in 2010, of improving the allocation of our reinsurance between traditional reinsurance markets and capital markets. During the first quarter of 2013, as part of this strategy, we secured a three-year catastrophe bond providing for up to $400 million in protection against U.S. hurricanes and earthquakes to the extent both industry losses and our actual losses exceed specific thresholds. The bond transaction reduced net premiums written by $96 million in the first six months of 2013. Our previous catastrophe bond issuance occurred in the fourth quarter of 2011.

Specialty net premiums written increased in the three-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to rate increases in small-and medium-sized enterprise markets in the Americas region and in the environmental business, as well as the restructuring of our reinsurance program to retain more favorable risks while continuing to manage aggregate exposure, which increased net premiums written by $25 million compared to the same period in the prior year.

Specialty net premiums written were unchanged for the six-month period ended June 30, 2013 compared to the same period in prior year.

Financial lines net premiums written increased in the three- and six-month periods ended June 30, 2013 compared to the same period in the prior year, reflecting growth in new business related to targeted growth products, particularly in the EMEA region as well as an improved rate environment globally. Global professional indemnity net premiums written increased by $25 million and $60 million in the three- and six-month periods ended June 30, 2013, respectively, due to the restructuring of our reinsurance program, as part of our decision to retain more favorable risks while continuing to manage aggregate exposure, as well as by improved rates and strong new business growth.

Consumer Insurance Net Premiums Written

Consumer Insurance net premiums written decreased in the three- and six-month periods ended June 30, 2013 compared to the same periods in the prior year, primarily due to the impact of foreign exchange as the U.S. dollar strengthened against the Japanese yen. The decreases for the three- and six-month periods ended June 30, 2013

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

also reflected the effect of a change in the timing of recognizing the excess of loss reinsurance ceded written premiums discussed above. Excluding these items, net premiums written in the three- and six-month periods ended June 30, 2013 increased compared to the same periods in the prior year as the business continued to build momentum through multiple distribution channels and continuing focus on direct marketing. In the three- and six-month periods ended June 30, 2013, excluding the impact of foreign exchange, net premiums written generated by direct marketing increased by approximately 5.0 percent and 6.7 percent, respectively, compared to the same periods in the prior year, and accounted for approximately 16.2 percent and 16.4 percent, respectively, of Consumer Insurance net premiums written.

A&H net premiums written, excluding foreign exchange, increased in the three- and six-month periods ended June 30, 2013 compared to the same periods in the prior year as a result of our focus on the growth of Fuji Life products, direct marketing, and individual A&H in Asia Pacific. In addition, travel business continued to increase in most geographies across the globe. Americas continued its strategy of repositioning U.S. direct marketing operations and maintaining our pricing discipline and underwriting targets. As a result, several programs in the group personal accident business were not renewed in the first half of 2013.

Personal lines net premiums written, excluding foreign exchange, increased in the three- and six-month periods ended June 30, 2013 compared to the same periods in the prior year as a result of growth in automobile products and the continued execution of our strategic initiative to grow higher value lines of business in non-automobile products. Automobile products reported growth in EMEA as our market share continued to improve over local competition in key countries. Non-automobile products also reported continued growth, including increases in Europe specialty products and personal property in Asia Pacific due to our focus on diversifying the global product mix. For the three- and six-month periods ended June 30, 2013, the increases were partially offset by an increase from the impact of a change in the timing of recognizing the excess of loss ceded premiums written described above of $38 million and $85 million, respectively. In addition, the timing of the catastrophe bond issuance in the first quarter of 2013 reduced net premiums written by $20 million for the six-month period ended June 30, 2013 compared to the prior year period.

AIG Property Casualty Net Premiums Written by Region

The following table presents AIG Property Casualty's net premiums written by region:

	Three Months Ended June 30,
			Percentage Change in U.S. dollars	Percentage Change in Original Currency	Six Months Ended June 30,		Percentage Change in U.S. dollars	Percentage Change in Original Currency
(in millions)	2013	2012			2013	2012

Commercial Insurance:
Americas	$4,201	$3,966	6%	6%	$7,079	$7,045	–%	1%
Asia Pacific	516	538	(4)	4	1,017	990	3	9
EMEA	1,159	1,064	9	11	2,683	2,756	(3)	(2)

Total net premiums written	$5,876	$5,568	6%	7%	$10,779	$10,791	–%	1%

Consumer Insurance:
Americas	$930	$947	(2)%	(1)%	$1,905	$1,975	(4)%	(3)%
Asia Pacific	1,985	2,154	(8)	3	3,958	4,177	(5)	4
EMEA	475	427	11	14	1,059	973	9	10

Total net premiums written	$3,390	$3,528	(4)%	4%	$6,922	$7,125	(3)%	3%

Other:
Americas	$(3)	$(3)	–%	NM %	$(1)	$(3)	67%	NM %
Asia Pacific	–	2	NM	NM	–	2	NM	NM

Total net premiums written	$(3)	$(1)	(200)%	–%	$(1)	$(1)	–%	NM %

Total AIG Property Casualty:
Americas	$5,128	$4,910	4%	5%	$8,983	$9,017	–%	–%
Asia Pacific	2,501	2,694	(7)	3	4,975	5,169	(4)	5
EMEA	1,634	1,491	10	12	3,742	3,729	–	1

Total net premiums written	$9,263	$9,095	2%	6%	$17,700	$17,915	(1)%	2%

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

The Americas net premiums written increased in the three-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to a $61 million benefit from the impact of the change in the timing of recognizing excess of loss ceded premiums written discussed above, rate increases in Commercial Insurance and continued growth in the personal property and private client group in Consumer Insurance. The Americas net premiums written decreased slightly in the six-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to the effect of the increase in ceded premiums written under excess of loss reinsurance agreements discussed above of approximately $149 million, and approximately $120 million for the six-month period ended June 30, 2013, due to the timing of a catastrophe bond issuance. These items, which affected both Commercial Insurance and Consumer Insurance, were partially offset by rate increases in Commercial Insurance and continued growth in the personal property and private client group in Consumer Insurance.

Asia Pacific net premiums written decreased in the three- and six-month periods ended June 30, 2013 compared to the same periods in the prior year, primarily due to the strengthening of the U.S. dollar against the Japanese yen. Excluding foreign exchange, net premiums written increased primarily due to an increase in Consumer Insurance, reflecting growth of Fuji Life products and direct marketing business in Japan. The expansion of business in Asia Pacific countries outside of Japan also continued in the three- and six-month periods ended June 30, 2013, supported by growth in individual personal accident insurance, direct marketing and personal lines products. Commercial Insurance increased in the Asia Pacific region primarily due to organic growth and rate increases in Property, Specialty, and Casualty. In addition, our decision to retain more favorable risks in Property and Financial lines increased net premiums written during the three- and six-month periods ended June 30, 2013.

EMEA net premiums written increased in the three- and six-month periods ended June 30, 2013 compared to the same periods in the prior year, reflecting Commercial Insurance growth due to new business growth, a change in reinsurance strategies to retain more favorable risks in Property and Financial lines, and rate improvements on retained business, as well as growth in Consumer Insurance travel, warranty, and specialty personal lines products. Additionally, for the three-month period ended June 30, 2013, the change in timing of recognizing ceded premiums written under excess of loss reinsurance agreements, discussed above, increased net premiums written by approximately $57 million, while for the six-month period ended June 30, 2013, it decreased net premiums written by approximately $173 million.

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

AIG Property Casualty Underwriting Ratios

The following table presents the AIG Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2013	2012		2013	2012

Commercial Insurance
Loss ratio	72.6	70.7	1.9	68.8	71.5	(2.7)
Catastrophe losses and reinstatement premiums	(6.0)	(5.4)	(0.6)	(3.4)	(3.5)	0.1
Prior year development net of premium adjustments	(4.4)	0.1	(4.5)	(1.6)	(0.2)	(1.4)
Change in discount	–	1.9	(1.9)	–	0.9	(0.9)

Accident year loss ratio, as adjusted	62.2	67.3	(5.1)	63.8	68.7	(4.9)

Acquisition ratio	16.3	17.2	(0.9)	16.3	17.6	(1.3)
General operating expense ratio	12.8	11.4	1.4	11.9	11.4	0.5

Expense ratio	29.1	28.6	0.5	28.2	29.0	(0.8)

Combined ratio	101.7	99.3	2.4	97.0	100.5	(3.5)
Catastrophe losses and reinstatement premiums	(6.0)	(5.4)	(0.6)	(3.4)	(3.5)	0.1
Prior year development net of premium adjustments	(4.4)	0.1	(4.5)	(1.6)	(0.2)	(1.4)
Change in discount	–	1.9	(1.9)	–	0.9	(0.9)

Accident year combined ratio, as adjusted	91.3	95.9	(4.6)	92.0	97.7	(5.7)

Consumer Insurance
Loss ratio	58.9	59.2	(0.3)	58.3	58.6	(0.3)
Catastrophe losses and reinstatement premiums	(0.3)	(1.1)	0.8	(0.2)	(0.6)	0.4
Prior year development net of premium adjustments	1.6	1.0	0.6	1.4	0.7	0.7

Accident year loss ratio, as adjusted	60.2	59.1	1.1	59.5	58.7	0.8

Acquisition ratio	25.9	23.5	2.4	25.4	23.6	1.8
General operating expense ratio	15.3	15.0	0.3	15.5	14.9	0.6

Expense ratio	41.2	38.5	2.7	40.9	38.5	2.4

Combined ratio	100.1	97.7	2.4	99.2	97.1	2.1
Catastrophe losses and reinstatement premiums	(0.3)	(1.1)	0.8	(0.2)	(0.6)	0.4
Prior year development net of premium adjustments	1.6	1.0	0.6	1.4	0.7	0.7

Accident year combined ratio, as adjusted	101.4	97.6	3.8	100.4	97.2	3.2

Total AIG Property Casualty
Loss ratio	68.0	68.9	(0.9)	65.6	68.5	(2.9)
Catastrophe losses and reinstatement premiums	(3.7)	(3.7)	–	(2.1)	(2.4)	0.3
Prior year development net of premium adjustments	(2.3)	(1.5)	(0.8)	(0.9)	(1.0)	0.1
Change in discount	(0.1)	1.1	(1.2)	–	0.4	(0.4)

Accident year loss ratio, as adjusted	61.9	64.8	(2.9)	62.6	65.5	(2.9)

Acquisition ratio	20.0	19.6	0.4	19.9	19.9	–
General operating expense ratio	14.6	13.9	0.7	14.5	13.9	0.6

Expense ratio	34.6	33.5	1.1	34.4	33.8	0.6

Combined ratio	102.6	102.4	0.2	100.0	102.3	(2.3)
Catastrophe losses and reinstatement premiums	(3.7)	(3.7)	–	(2.1)	(2.4)	0.3
Prior year development net of premium adjustments	(2.3)	(1.5)	(0.8)	(0.9)	(1.0)	0.1
Change in discount	(0.1)	1.1	(1.2)	–	0.4	(0.4)

Accident year combined ratio, as adjusted	96.5	98.3	(1.8)	97.0	99.3	(2.3)

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

Given the nature of the lines of business and the expenses included in Other, we have determined that the traditional underwriting measures of loss ratio, acquisition ratio, general operating expense ratio and combined ratio do not provide an appropriate measure of underwriting performance. Therefore, these ratios are not separately presented for Other.

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

The following table presents AIG Property Casualty accident year catastrophe losses by region:

	2013					2012
(in millions)	# of Events	Americas	Asia Pacific	EMEA	Total	# of Events	Americas	Asia Pacific	EMEA	Total

Three Months Ended June 30,
Flooding	4	$158	$–	$47	$205	1	$–	$–	$20	$20
Tornadoes and hailstorms	4	111	–	–	111	–	–	–	–	–
Windstorms	–	–	–	–	–	9	242	66	–	308

Claims and claim expenses		269	–	47	316		242	66	20	328
Reinstatement premiums		–	–	–	–		–	–	–	–

Total catastrophe-related charges	8	$269	$–	$47	$316	10	$242	$66	$20	$328

Commercial Insurance		$262	$–	$45	$307		$231	$37	$20	$288
Consumer Insurance		$7	$–	$2	$9		$11	$29	$–	$40

Total severe losses	3				$38	5				$81

Six Months Ended June 30,
Flooding	5	$158	$10	$47	$215	1	$–	$–	$20	$20
Tornadoes and hailstorms	4	111	–	–	111	–	–	–	–	–
Windstorms	2	31	–	–	31	9	322	66	–	388

Claims and claim expenses		300	10	47	357		322	66	20	408
Reinstatement premiums		–	–	–	–		–	–	–	–

Total catastrophe-related charges	11	$300	$10	$47	$357	10	$322	$66	$20	$408

Commercial Insurance		$286	$9	$45	$340		$307	$37	$20	$364
Consumer Insurance		$14	$1	$2	$17		$15	$29	$–	$44

Total severe losses	6				$98	7				$123

*     Events shown in the above table are catastrophic insured events having a net impact in excess of $10 million each. Severe losses are defined as non-catastrophe individual first party losses greater than $10 million, net of related reinsurance.

Commercial Insurance Quarterly and Year-to-Date Ratios

The improvement in the accident year loss ratio, as adjusted, for the three- and six-month periods ended June 30, 2013 reflects the realization of benefits from the continued execution of our multi-faceted strategy to enhance risk selection, pricing discipline, exposure management and claims processing. Although the execution of these strategies resulted in a reduction of Casualty net premiums written, it also improved the accident year loss ratio, as adjusted, as we continued to remediate our primary and excess Casualty books in both the Americas and EMEA regions. Financial lines improved due to rate strengthening, restructuring and re-underwriting of certain products. Severe losses in the three- and six-month periods ended June 30, 2013 represented approximately 0.7 point and 1.0 point, respectively, compared to 1.3 points and 1.0 point in the same periods in the prior year, respectively, and are included in the accident year loss ratio, as adjusted. Net prior year adverse development including related premium adjustments represents 4.4 points and 1.6 points of the loss ratio in the three- and six-month periods ended June 30, 2013, respectively, compared to net prior year (favorable)/adverse development of (0.1) point and 0.2 points in the respective prior-year periods. Adverse development on Storm Sandy added 3.2 points and 1.8 points, respectively, to the loss ratios for the three- and six-month periods ended June 30, 2013.

The acquisition ratio decreased by 0.9 points and 1.3 points in the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods in the prior year, primarily due to change in business mix and timing of insurance-related assessments.

The general operating expense ratio increased by 1.4 points and 0.5 points, respectively, in the three- and six-month periods ended June 30, 2013 compared to the same periods in the prior year. The increase in employee incentive compensation plan expense, previously discussed, was slightly offset by decreases in bad debt expenses. The lower net premiums earned base contributed approximately 0.7 points and 0.4 points, respectively, to the general operating

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

expense ratio. Employee incentive plan expense contributed approximately 1.1 points and 0.8 points, respectively, to the increase in the general operating expense ratio. Bad debt expenses in the three- and six-month periods ended June 30, 2013 represent a decrease of approximately 0.4 points and 0.8 points, respectively, over the same periods in 2012.

Consumer Insurance Quarterly and Year-to-Date Ratios

The accident year loss ratio, as adjusted, increased by 1.1 points and 0.8 points in the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods in the prior year, primarily due to higher losses associated with a warranty retail program, which increased the loss ratio by 1.5 points and 0.8 points, respectively. This was partially offset by improvements in Personal lines, primarily automobile, as a result of rate and underwriting actions taken in current and prior years in Japan, as well as from improvements in the U.S. private client group, Japan property and Asia Pacific A&H business. Storm Sandy favorable development reduced the loss ratio by 0.7 points and 0.6 points in the three- and six-month periods ended June 30, 2013, respectively.

The acquisition ratio increased by 2.4 points and 1.8 points in the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods in the prior year, primarily due to the change in business mix and direct marketing costs in growth-targeted lines of business. Direct marketing spend, excluding commissions, increased by approximately 15 percent and 8 percent in the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods in the prior year.

The general operating expense ratio increased by 0.3 points and 0.6 points in the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods in the prior year due to the increase in employee incentive compensation plan expense previously discussed, which was partially offset by a decrease of 0.1 points and 0.2 points in infrastructure project costs, respectively. The lower net premiums earned base contributed approximately 0.9 points and 0.6 points, respectively, to the general operating expense ratio.

Other Category

We incurred lower general operating expenses in the three-month period ended June 30, 2013 compared to the same period in the prior year due to reduced costs for infrastructure projects that are not specific to either Commercial Insurance or Consumer Insurance. This contributed approximately 0.2 points to the decrease to the AIG Property Casualty general operating expense ratio in the three-month period ended June 30, 2013 compared to the same period in the prior year. We continue to invest in a number of infrastructure projects, including the implementation of global finance and information systems, compliance with the regulatory requirements of the FRB, legal entity restructuring, and underwriting and claims improvement initiatives.

We incurred higher general operating expenses in the six-month period ended June 30, 2013 compared to the same period in the prior year, primarily related to our implementation of a voluntary early retirement plan in Japan, which contributed approximately 0.2 points in the six-month period ended June 30, 2013 to the AIG Property Casualty general operating expense ratio.

AIG Property Casualty Investing and Other Results

The following table presents AIG Property Casualty's investing and other results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Net investment income
Commercial Insurance	$623	$711	(12)%	$1,268	$1,442	(12)%
Consumer Insurance	92	115	(20)	190	231	(18)
Other	595	327	82	1,210	703	72

Total net investment income	1,310	1,153	14	2,668	2,376	12
Net realized capital gains (losses)	73	23	217	85	(112)	NM
Other income — net	10	2	400	13	4	225

Investing and other results	$1,393	$1,178	18%	$2,766	$2,268	22%

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

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

Investment income is allocated to the Commercial Insurance and Consumer Insurance operating segments based on an internal investment income allocation model. The model estimates investable funds based primarily on loss reserves, unearned premiums and a capital allocation for each segment. The investment income allocation is calculated based on the estimated investable funds and risk-free yields (plus an illiquidity premium) consistent with the approximate duration of the liabilities. The actual yields in excess of the allocated amounts and the investment income from the assets not attributable to the Commercial Insurance and the Consumer Insurance operating segments are assigned to the Other category. Commencing in the first quarter of 2013, we began applying similar duration and risk-free yields (plus an illiquidity premium) to the allocated capital of Commercial Insurance and Consumer Insurance as is applied to loss reserves.

Net realized capital gains (losses) and Other income (expense) — net are not allocated to Commercial Insurance and Consumer Insurance, but are reported as part of the Other category.

Quarterly and Year-to-Date Net Investment Income

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the interest rate environment and changes in overall asset allocation. Certain of our structured securities and our additional investment in PICC P&C shares acquired in the PICC P&C rights offering are accounted for under the fair value option, which may also increase the volatility of our net investment income. The increase in the fair value of structured securities in the three- and six-month periods ended June 30, 2013 was offset by a decrease in interest income from available for sale securities. Net investment income increased by $157 million, or 14 percent, and $292 million, or 12 percent, in the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to the strong performance in alternative investments.

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

Net investment income from investment categories other than debt securities increased by $180 million and $343 million in the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods in 2012. In the three- and six-month periods ended June 30, 2013, approximately $129 million and $256 million, respectively, were attributed to the strong performance of alternative investments, following an approximate 2 percent and 18 percent increase in the S&P 500 Index in the respective periods. Investment income for the six-month period ended June 30, 2013 includes a $58 million gain related to the PICC P&C shares. Income from the life settlement portfolios also increased by approximately $40 million during the six-month period ended June 30, 2013 compared to the same period in 2012.

Quarterly and Year-to-Date Net Realized Capital Gains (Losses)

Net realized capital gains in the three- and six-month periods ended June 30, 2013 were driven by gains recognized on the sale of fixed maturity and equity securities of $88 million and $159 million in the three- and six-month periods ended June 30, 2013, respectively, partially offset by impairment charges on life settlement contracts of approximately $38 million and $87 million in the three- and six-month periods ended June 30, 2013, respectively, as a result of decreases in their estimated fair value and other-than-temporary impairment charges of $9 million and $27 million in the three- and six-month periods ended June 30, 2013, respectively.

Net realized capital gains for the three-month period ended June 30, 2012 were primarily driven by gains recognized on the sale of fixed maturity and equity securities in the amount of $165 million. This was partially offset by other-than-temporary impairments of $96 million, primarily attributable to publicly traded and privately held equity securities in the Japan portfolios and a decrease in recoverable values for structured securities. In addition, impairment charges of $56 million related to life settlement contracts were recorded during the period.

ITEM 2 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

Net realized capital losses for the six-month period ended June 30, 2012 were primarily driven by other-than-temporary impairments of $299 million, primarily attributable to a decrease in recoverable values for structured securities, and partnership investments and equity securities in an unrealized loss position for more than 12 months. In addition, impairment charges of $114 million related to life settlement contracts were recorded during the period. These items were partially offset by gains recognized on the sale of fixed maturity securities of $329 million.

Liability for Unpaid Claims and Claims Adjustment Expense

The following discussion of the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for AIG Property Casualty as well as the loss reserves pertaining to the Mortgage Guaranty reporting unit, which is reported in Other operations.

The following table presents the components of AIG's gross loss reserves by major lines of business on a U.S. statutory basis*:

(in millions)	June 30, 2013	December 31, 2012

Other liability occurrence	$20,538	$21,533
International	16,105	17,453
Workers' compensation (net of discount)	17,052	17,319
Other liability claims made	11,209	11,443
Property	4,201	4,961
Auto liability	3,079	3,060
Products liability	2,177	2,195
Medical malpractice	1,652	1,651
Mortgage guaranty / credit	1,614	1,957
Accident and health	1,569	1,518
Commercial multiple peril	1,359	1,310
Aircraft	1,160	1,065
Fidelity/surety	569	647
Other	1,770	1,879

Total	$84,054	$87,991

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

The following table classifies the components of net loss reserves by business unit:

(in millions)	June 30, 2013	December 31, 2012

AIG Property Casualty:
Commercial Insurance	$54,000	$56,462
Consumer Insurance	5,388	5,592
Other	4,662	4,895

Total AIG Property Casualty	64,050	66,949

Other operations — Mortgage Guaranty	1,542	1,833

Net liability for unpaid claims and claims adjustment expense	$65,592	$68,782

ITEM 2 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

Discounting of Reserves

The following table presents the components of AIG Property Casualty's loss reserve discount included above:

(in millions)	June 30, 2013	December 31, 2012

U.S. workers' compensation:
Tabular	$801	$801
Non-tabular	2,394	2,394
Asbestos	41	51

Total	$3,236	$3,246

The following table presents the net reserve discount benefit (charge):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Change in loss reserve discount — current accident year	$71	$85	$142	$170
Change in loss reserve discount — prior year development	–	100	–	87
Accretion of reserve discount	(76)	(91)	(152)	(182)

Net reserve discount benefit (charge)	$(5)	$94	$(10)	$75

Quarterly Reserving Conclusion

AIG net loss reserves represent our best estimate of our liability for net losses and loss expenses as of June 30, 2013. While we regularly review the adequacy of established loss reserves, there can be no assurance that our ultimate loss reserves will not develop adversely and materially exceed our loss reserves as of June 30, 2013. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Net liability for unpaid claims and claims adjustment expense at beginning of period	$66,825	$69,873	$68,782	$70,825
Foreign exchange effect	(393)	(701)	(909)	(611)
Other, including dispositions	(79)	–	(79)	–
Change due to NICO reinsurance transaction	22	24	66	33
Losses and loss expenses incurred:
Current year, undiscounted	5,380	6,062	10,791	11,902
Prior years, undiscounted*	213	72	160	111
Change in discount	5	(94)	10	(75)

Losses and loss expenses incurred	5,598	6,040	10,961	11,938

Losses and loss expenses paid	6,381	6,871	13,229	13,820

Net liability for unpaid claims and claims adjustment expense at end of period	$65,592	$68,365	$65,592	$68,365

*     See tables below for details of prior year development by business unit, accident year and major class of business.

ITEM 2 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Prior accident year development by accident year:
Accident Year
2012	$72	$–	$34	$–
2011	(10)	(167)	(37)	(324)
2010	9	(25)	(10)	(75)
2009	15	12	(16)	17
2008	13	(34)	28	(27)
2007	27	25	26	18
2006	14	(6)	22	(7)
2005	36	23	40	58
2004	1	18	(12)	(15)
2003 and prior	36	226	85	466

Total	$213	$72	$160	$111

For certain categories of claims (e.g., construction defect claims and environmental claims), losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to AIG. These reclassifications are shown as development in the respective years in the table above.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Prior accident year development by major class of business:
Commercial Insurance:
Excess casualty — U.S.	$13	$23	$(12)	$129
Environmental (post 1986 — ongoing) — U.S.	–	63	–	107
Healthcare — U.S.	–	45	–	45
Property — U.S.	(8)	1	(62)	(62)
Primary casualty — U.S.:
Loss-sensitive	70	(25)	80	(6)
Other	13	20	59	76
Natural catastrophes:
U.S.	165	(71)	179	(155)
International	(10)	(38)	(23)	(89)
All other, net:
U.S.	45	(31)	8	11
International	(31)	(5)	(33)	(40)

Total all other, net	14	(36)	(25)	(29)

Total Commercial Insurance	257	(18)	196	16

Total Consumer Insurance	(53)	(36)	(95)	(51)

Other
Asbestos and environmental (1986 and prior)
U.S.	18	45	33	70
International	2	5	11	5

Total asbestos and environmental	20	50	44	75
Environmental (1987 – 2003) — U.S.	–	121	37	142
All other, net	–	–	–	(12)

Total Other	20	171	81	205

Total AIG Property Casualty	224	117	182	170

Other operations — Mortgage Guaranty	(11)	(45)	(22)	(59)

Total	$213	$72	$160	$111

ITEM 2 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

Quarterly and Year-to-Date Net Loss Development

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

For the three- and six-month periods ended June 30, 2013, the net adverse development was driven by reserve increases on claims in the Commercial Insurance operating segment and Other that was partially offset by net favorable development in the Consumer Insurance operating segment. The net adverse development in Commercial Insurance was primarily attributable to domestic property exposures mostly due to the increase in reserves for Storm Sandy, and by adverse development in the primary Casualty lines, primarily from loss-sensitive business that was entirely offset by additional premiums and higher than expected legal costs on claims for construction defects policies covering artisan contractors from accident years 2004 and prior. The adverse development on those classes was partially offset by case reductions on some large claims and favorable development on other short-lived classes. The adverse development in Other for the three- and six-month periods ended June 30, 2013 included adverse development on legacy asbestos and environmental exposures (1986 and prior). In addition, the six-month period ended June 30, 2013 included adverse development on run-off environmental exposures (1987 – 2003).

The favorable development in Consumer Insurance was due to lower than expected losses in Personal lines, including decreases in reserves for Storm Sandy, and non-catastrophe losses.

For the three- and six-month periods ended June 30, 2012, the net adverse development was driven by reserve increases on claims in Commercial Insurance and Other, which was partially offset by net favorable development in reserves in Consumer Insurance. The net adverse development in Commercial Insurance was primarily attributable to the increase in reserves on large excess casualty cases, primarily casualty and environmental business (policies written after 1987), partially offset by favorable development in domestic property exposures and catastrophe losses. The favorable development in Consumer Insurance was due to lower than expected losses on natural catastrophe losses in Personal lines. The adverse development in Other included adverse development on run-off environmental exposures (1987 – 2003).

AIG Property Casualty recognized additional premiums on loss-sensitive business of $70 million and $80 million for the three- and six-month periods ended June 30, 2013, respectively, compared to returned premiums of $20 million and $14 million in the same periods in the prior year, respectively. In addition, we incurred reinstatement premiums of $14 million and $25 million for the three-and six-month periods ended June 30, 2013, respectively, associated with the development on prior years' catastrophes.

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

As described more fully in the 2012 Annual Report, AIG's reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis performed periodically. In the six-month period ended June 30, 2013, AIG increased its gross asbestos reserves by $23 million and its net asbestos reserves by $13 million to reflect a small amount of uncollectible reinsurance and accretion of discount. In the six-month period ended June 30, 2013, AIG increased its gross environmental reserves by $61 million and its net environmental reserves by $38 million as a result of recent actuarial analyses performed as well as development on one large account.

ITEM 2 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, AIG Property Casualty also has asbestos reserves relating to foreign risks written by non-U.S. entities of $127 million gross and $104 million net as of June 30, 2013. The asbestos reserves relating to non-U.S. risks written by non-U.S. entities were $140 million gross and $116 million net as of December 31, 2012.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Six Months Ended June 30,	2013		2012
(in millions)	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$4,896	$427	$5,226	$537
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	–	69	–	50
Re-estimation of amounts recoverable under retroactive reinsurance contracts(a)	–	(3)	–	(17)

Change in net loss reserves due to retroactive reinsurance	–	66	–	33

Dispositions	(12)	(12)	–	–
Loss and loss expenses incurred:
Undiscounted	–	6	–	–
Change in discount	23	10	57	26

Losses and loss expenses incurred(b)	23	16	57	26

Losses and loss expenses paid(b)	(252)	(114)	(230)	(116)

Liability for unpaid claims and claims adjustment expense at end of period	$4,655	$383	$5,053	$480

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$309	$163	$204	$119
Dispositions	(1)	(1)	–	–
Losses and loss expenses incurred	61	38	150	74

Losses and loss expenses paid	(58)	(33)	(22)	(15)

Liability for unpaid claims and claims adjustment expense at end of period	$311	$167	$332	$178

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,205	$590	$5,430	$656
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	–	69	–	50
Re-estimation of amount recoverable under retroactive reinsurance contracts	–	(3)	–	(17)

Change in net loss reserves due to retroactive reinsurance	–	66	–	33

Dispositions	(13)	(13)	–	–
Losses and loss expenses incurred:
Undiscounted	61	44	150	74
Change in discount	23	10	57	26

Losses and loss expenses incurred	84	54	207	100

Losses and loss expenses paid	(310)	(147)	(252)	(131)

Liability for unpaid claims and claims adjustment expense at end of period	$4,966	$550	$5,385	$658

(a)  Re-estimation of amounts recoverable under retroactive reinsurance contracts includes effect of changes in reserve estimates and changes in discount.

(b)  These amounts exclude benefit from retroactive reinsurance.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

AIG Life and Retirement

AIG Life and Retirement Highlights

The results of AIG Life and Retirement for the three- and six-month periods ended June 30, 2013 reflected the following:

•
Disciplined spread management, primarily through crediting rate changes and opportunistic investments to enhance yields resulted in improvements in base net investment spreads for the three- and six-month periods ended June 30, 2013 compared to the same periods in the prior year. Private equity and hedge fund investment income in the three-month period ended June 30, 2013 increased $265 million, or 156 percent, compared to the three-month period ended June 30, 2012 and $473 million or 104 percent for the six- month period ended June 30, 2013 compared to the prior year period, primarily due to favorable equity market conditions and income recorded on several large redemptions from hedge funds.

•
A decrease in the fair value of our investment in PICC Group of $84 million and $53 million in the three- and six-month periods ended June 30, 2013, respectively.

•
Continued strong sales in retirement income solutions primarily driven by increased variable annuity sales as deposits for the three- and six-month periods ended June 30, 2013 increased by $878 million and $1.1 billion, an increase of 65 percent and 45 percent, respectively, over the prior year periods.

AIG Life and Retirement Operations

In 2012, AIG Life and Retirement announced several key organizational structure and management changes intended to better serve the organization's distribution partners and customers. Key aspects of the new structure are distinct product divisions, shared annuity and life operations platforms and a unified all-channel distribution organization with access to all AIG Life and Retirement products. During the first quarter of 2013, AIG Life and Retirement fully implemented these changes to reflect its new structure and now presents its operating results in the two operating segments described below. All prior period amounts presented have been revised to reflect the new structure.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

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

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

AIG Life and Retirement Results

The following table presents AIG Life and Retirement results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Retail:
Revenue:
Premiums	$389	$411	(5)%	$747	$801	(7)%
Policy fees	491	453	8	978	916	7
Net investment income	1,510	1,460	3	3,167	3,131	1
Other income	382	286	34	747	565	32
Operating expenses:
Policyholder benefits and claims incurred	689	665	4	1,324	1,317	1
Interest credited to policyholder account balances	584	651	(10)	1,195	1,302	(8)
Amortization of deferred acquisition costs	177	198	(11)	340	376	(10)
Other acquisition and insurance expenses	652	561	16	1,289	1,122	15

Operating income	670	535	25	1,491	1,296	15
Legal settlements	221	–	NM	297	–	NM
Changes in fair value of fixed maturity securities designated		–
to hedge living benefit liabilities, net of interest expense	(69)	70	NM	(98)	51	NM
Net realized capital gains (losses)	515	(179)	NM	604	(564)	NM
Changes in benefit reserves and DAC, VOBA and		–
SIA related to net realized capital gains (losses)	(160)	(85)	(88)	(121)	42	NM

Pre-tax income	$1,177	$341	245%	$2,173	$825	163%

Institutional:
Revenue:
Premiums	$260	$221	18%	$522	$445	17%
Policy fees	132	114	16	260	235	11
Net investment income	1,127	1,061	6	2,347	2,275	3
Other income	37	26	42	65	51	27
Operating expenses:		–
Policyholder benefits and claims incurred	494	428	15	957	863	11
Interest credited to policyholder account balances	387	403	(4)	793	814	(3)
Amortization of deferred acquisition costs	25	31	(19)	50	58	(14)
Other acquisition and insurance expenses	169	162	4	340	323	5

Operating income	481	398	21	1,054	948	11
Legal settlements	138	–	NM	170	–	NM
Net realized capital gains (losses)	915	505	81	982	424	132
Changes in benefit reserves and DAC, VOBA and		–
SIA related to net realized capital gains (losses)	(992)	(467)	(112)	(1,090)	(558)	(95)

Pre-tax income	$542	$436	24%	$1,116	$814	37%

Total AIG Life and Retirement:
Revenue:
Premiums	$649	$632	3%	$1,269	$1,246	2%
Policy fees	623	567	10	1,238	1,151	8
Net investment income	2,637	2,521	5	5,514	5,406	2
Other income	419	312	34	812	616	32
Operating expenses:
Policyholder benefits and claims incurred	1,183	1,093	8	2,281	2,180	5
Interest credited to policyholder account balances	971	1,054	(8)	1,988	2,116	(6)
Amortization of deferred acquisition costs	202	229	(12)	390	434	(10)
Other acquisition and insurance expenses	821	723	14	1,629	1,445	13

Operating income	1,151	933	23	2,545	2,244	13
Legal settlements	359	–	NM	467	–	NM
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities, net of interest expense	(69)	70	NM	(98)	51	NM
Net realized capital gains (losses)	1,430	326	339	1,586	(140)	NM
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses)	(1,152)	(552)	(109)	(1,211)	(516)	(135)

Pre-tax income	$1,719	$777	121%	$3,289	$1,639	101%

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Prior period amounts were conformed to the current period presentation. These changes did not affect operating income or pre-tax income. See Note 1 to the Condensed Consolidated Financial Statements for further discussion.

AIG Life and Retirement Quarterly Operating Income

Operating income increased in the three-month period ended June 30, 2013 compared to the same period in the prior year, primarily driven by higher net investment income, increased fee income from growth in our variable annuity account value, and continued active spread management related to our interest rate sensitive businesses, offset in part by an increase in policyholder benefits and claims incurred.

Premiums increased slightly in the three-month period ended June 30, 2013 compared to the same period in the prior year as higher structured settlement and terminal funding annuity premiums were partially offset by lower term insurance and immediate annuity premiums.

Policy fees increased in the three-month period ended June 30, 2013 compared to the same period in the prior year as a result of growth in variable annuity assets under management from higher net flows and positive separate account performance, driven in large part by higher equity markets.

Net investment income increased in the three-month period ended June 30, 2013 as higher returns on alternative investments and higher call and tender income were partially offset by fair value losses of $84 million on our investment in PICC Group and lower base yields of 15 basis points in the three-month period ended June 30, 2013 compared to the same period in 2012. Recent investment purchases have been made at yields lower than the weighted average yield of the existing portfolio.

Other income primarily consists of commission revenues earned by affiliated broker dealers from the sale of investment products and life insurance. The increase in the three-month period ended June 30, 2013 was primarily as a result of the acquisition of Woodbury Financial in November 2012.

Policyholder benefits and claims incurred increased compared to the three-month period ended June 30, 2012 due to higher structured settlement and terminal funding annuity premiums.

Interest credited to policyholder account balances decreased in the three-month period ended June 30, 2013 due to active crediting rate management actions, which included lowering renewal crediting rates and maintaining disciplined new business pricing.

Amortization of deferred acquisition costs decreased in the three-month period ended June 30, 2013 due to the impact of favorable separate account performance compared to the same period in the prior year.

Other acquisition and insurance expenses increased in the three-month period ended June 30, 2013 compared to the same period in the prior year, primarily due to higher commission expenses associated with brokerage activities as a result of the acquisition of Woodbury Financial in November 2012.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

AIG Life and Retirement Year-To-Date Operating Income

Operating income increased in the six-month period ended June 30, 2013 compared to the corresponding period in 2012, primarily driven by higher net investment income, increased fee income from growth in our variable annuity account value, and continued active spread management related to our interest rate sensitive businesses.

Premiums increased slightly in the six-month period ended June 30, 2013 compared to the same period in the prior year as higher structured settlement and terminal funding annuity premiums were partially offset by lower term insurance and immediate annuity premiums.

Policy fees increased in the six-month period ended June 30, 2013 compared to the corresponding period in 2012 as a result of growth in variable annuity assets under management from higher net flows and positive separate account performance, driven in large part by higher equity markets in the six-month period ended June 30, 2013.

Net investment income increased in the six-month period ended June 30, 2013 as higher returns on alternative investments and higher call and tender income were partially offset by fair value losses of $53 million on our investment in PICC Group, the absence of ML II fair value gains of $246 million that were recognized in the six-month period ended June 30, 2012 and lower base yields of 18 basis points in 2013 compared to the six-month period ended June 30, 2012. The decline in base yields is due to the impact of the current low interest rate environment.

Other income increased in the six-month period ended June 30, 2013 primarily as a result of the acquisition of Woodbury Financial in November 2012.

Policyholder benefits and claims incurred increased in the six-month period ended June 30, 2013 due to higher structured settlement and terminal funding annuity premiums.

Interest credited decreased in the six-month period ended June 30, 2013 due to active crediting rate management actions, which included lowering renewal crediting rates and maintaining disciplined new business pricing.

Amortization of deferred acquisition costs decreased in the six-month period ended June 30, 2013 compared to the same period in the prior year consistent with lower fixed annuity reserves and lower amortization in our term life lines of business.

Other acquisition and insurance expenses increased in the six-month period ended June 30, 2013 primarily due to higher commission expenses associated with brokerage activities as a result of the acquisition of Woodbury Financial in November 2012.

Retail Quarterly Operating Income

Retail operating income increased in the three-month period ended June 30, 2013, primarily driven by higher net investment income, increased fee income from growth in our variable annuity account value, and continued active spread management related to our interest rate sensitive businesses.

Premiums decreased in the three-month period ended June 30, 2013 compared to the same period in the prior year due to lower term insurance and immediate annuity premiums.

Policy fees increased in the three-month period ended June 30, 2013 compared to the same period in the prior year as a result of growth in variable annuity assets under management due to higher net flows and separate account performance driven in large part by higher equity markets.

Net investment income increased in the three-month period ended June 30, 2013 as higher returns on alternative investments and higher call and tender income were partially offset by fair value losses on our investment in PICC Group and lower base yields in the three-month period ended June 30, 2013.

Other income increased in the three-month period ended June 30, 2013 primarily as a result of the acquisition of Woodbury Financial in November 2012.

Policyholder benefits and claims incurred increased slightly due to higher universal life claims, almost entirely offset by a favorable impact of separate account performance on our guaranteed minimum death benefits reserves in our retirement income solutions line of business compared to the three-month period ended June 30, 2012.

Interest credited decreased in the three-month period ended June 30, 2013 due to active crediting rate management actions that included lowering renewal crediting rates and maintaining disciplined new business pricing.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Amortization of deferred acquisition costs decreased in the three-month period ended June 30, 2013 compared to the same period in the prior year, consistent with lower fixed annuity reserves and due to the impact of favorable separate account performance in the variable annuity business.

Other acquisition and insurance expenses increased in the three-month period ended June 30, 2013 due to higher commission expenses associated with brokerage activities as a result of the acquisition of Woodbury Financial in November 2012.

Retail Year-To-Date Operating Income

Retail operating income increased in the six-month period ended June 30, 2013, primarily driven by increased fee income from growth in our variable annuity account value, continued active spread management related to our interest rate sensitive businesses and higher net investment income.

Premiums decreased in the six-month period ended June 30, 2013 due to lower term insurance and immediate annuity premiums.

Policy fees increased in the six-month period ended June 30, 2013 compared to the same period in the prior year as a result of growth in variable annuity assets under management from higher net flows and separate account performance, driven in large part by higher equity markets in 2013.

Net investment income increased slightly in the six-month period ended June 30, 2013 as higher returns on alternative investments and higher call and tender income were offset by the absence of ML II fair value gains of $153 million that were recognized in the six-month period ended June 30, 2012 and lower base yields in the six-month period ended June 30, 2013.

Other income increased in the six-month period ended June 30, 2013 primarily as a result of the acquisition of Woodbury Financial in November 2012.

Interest credited decreased in the six-month period ended June 30, 2013 due to active crediting rate management actions that included lowering renewal crediting rates and maintaining disciplined new business pricing.

Amortization of deferred acquisition costs decreased in the six-month period ended June 30, 2013 compared to the same period in the prior year, consistent with lower fixed annuity reserves. The favorable separate account returns in our retirement income business resulted in lower amortization in the six-month period ended June 30, 2013. If favorable equity market performance continues for the remainder of 2013, an unlocking of assumptions of estimated gross profits used to amortize DAC, VOBA and SIA could occur. However, such positive unlocking, if any, is not expected to be significant to AIG Life and Retirement's operating results.

Other acquisition and insurance expenses increased in the six-month period ended June 30, 2013 due to higher commission expenses associated with brokerage activities as a result of the acquisition of Woodbury Financial in 2012.

Institutional Quarterly Operating Income

Institutional operating income increased in the three-month period ended June 30, 2013, primarily driven by higher net investment income, increased fee income from growth in our group retirement variable annuity account value, and continued active spread management related to our interest sensitive businesses.

Premiums increased in the three-month period ended June 30, 2013 compared to the same period in the prior year due to higher structured settlement and terminal funding annuity premiums.

Policy fees increased in the three-month period ended June 30, 2013 compared to the same period in the prior year as a result of growth in group retirement variable annuity assets under management due to separate account performance driven in large part by higher equity markets.

Net investment income increased in the three-month period ended June 30, 2013 as higher returns on alternative investments and higher call and tender income were partially offset by fair value losses on our investment in PICC Group.

Policyholder benefits and claims incurred increased primarily due to higher structured settlement and terminal funding annuity premiums.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Interest credited to policyholder account balances decreased slightly in the three-month period ended June 30, 2013 compared to the same period in the prior year as a result of ongoing actions to actively manage interest crediting rates on new and renewal Group Retirement business and maintaining disciplined new business pricing.

Other acquisition and insurance expenses increased in the three-month period ended June 30, 2013 compared to the same period in the prior year due to higher compensation related expenses.

Institutional Year-To-Date Operating Income

Institutional operating income increased in the six-month period ended June 30, 2013, primarily driven by higher net investment income, increased fee income from growth in our group retirement variable annuity account value, and continued active spread management related to our interest sensitive businesses.

Premiums increased in the six-month period ended June 30, 2013 compared to the same period in the prior year due to higher structured settlement and terminal funding annuity premiums.

Policy fees increased in the six-month period ended June 30, 2013 compared to the same period in the prior year as a result of growth in group retirement variable annuity assets under management due to separate account performance driven in large part by higher equity markets in the six-month period ended June 30, 2013.

Net investment income increased in the six-month period ended June 30, 2013 as higher returns on alternative investments and higher call and tender income were partially offset by the absence of ML II fair value gains of $93 million that were recognized in the six-month period ended June 30, 2012.

Policyholder benefits and claims incurred increased primarily due to higher structured settlement and terminal funding annuity premiums

Other acquisition and insurance expenses increased in the six-month period ended June 30, 2013 compared to the same period in the prior year due to higher compensation related expenses.

Legal Settlements

In the three-month period ended June 30, 2013, we recorded income of $359 million from settlements with financial institutions that participated in the creation, offering and sale of RMBS from which AIG and its subsidiaries realized losses during the financial crisis. For the six-month period ended June 30, 2013, we recorded income of $467 million related to these legal settlements.

Changes in Fair Value of Fixed Maturity Securities Designated to Hedge Living Benefit Liabilities

AIG Life and Retirement has a dynamic hedging program designed to manage economic risk exposure associated with changes in equity markets, interest rates and volatilities related to embedded derivative liabilities contained in guaranteed benefit features of variable annuities. We substantially hedge our exposure to equity markets. However, due to regulatory capital considerations, a portion of our interest rate exposure is unhedged. In the first quarter of 2012, we began purchasing U.S. Treasury bonds as a capital-efficient strategy to reduce our interest rate risk exposure over time. As a result of increases in interest rates on U.S. Treasury securities, the fair value of the U.S. Treasury securities used for hedging, net of financing costs, decreased by $69 million and $98 million in the three-month and six-month period ended June 30, 2013, respectively, compared to increases of $70 million and $51 million, respectively in the prior-year periods.

Net Realized Capital Gains (Losses)

Net realized capital gains were $1.4 billion in the three-month period ended June 30, 2013 compared to gains of $326 million in the same period of the prior year. The increase is due to gains from investment sales activity in connection with utilizing capital loss carryforwards as well as $180 million of fair value gains on variable annuity embedded derivatives, net of hedges. The embedded derivative gains in the three-month period ended June 30, 2013 were primarily due to increases in long-term interest rates.

Net realized capital gains were $1.6 billion for the six-month period ended June 30, 2013 compared to losses of $140 million in the same period of the prior year. The improvement from the prior year is due to higher gains from sales activity, lower other than temporary impairments and fair value gains on variable annuity embedded derivatives of $131 million compared to losses of $490 million in the six-month period ended June 30, 2012. The embedded

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

derivative gains in the three- and six-month periods ended June 30, 2013 were primarily due to increases in long-term interest rates in 2013.

Changes in Benefit Reserves and DAC, VOBA and SIA Related to Net Realized Capital Gains (Losses)

In connection with utilizing capital loss tax carryforwards, we sold investments in both the three- and six-month periods ended June 30, 2013 and June 30, 2012. These and other sales with subsequent reinvestment at lower yields triggered loss recognition on certain long-term payout annuity contracts of $1.1 billion in the three-month period ended June 2013, and $460 million in the same period of 2012, which effectively transferred shadow loss recognition from unrealized losses (included in AOCI) to actual loss recognition (included in Policyholder benefits and claims incurred) and transferred related shadow DAC (included in AOCI) to Amortization of deferred acquisition costs. We recognized a loss of $1.2 billion and $488 million for the six-month periods ended June 30, 2013 and 2012, respectively. Additional sales of such securities are contemplated in the remainder of 2013, which could result in additional loss recognition. Assumptions related to investment yields, mortality experience and expenses are reviewed periodically and updated as appropriate, which could also result in additional loss recognition reserves. In addition, due to the reinvestment of the assets at lower yields, earnings related to this payout annuity block of business are expected to decline in the remainder of 2013.

The following table summarizes the major components of the changes in AIG Life and Retirement DAC/VOBA:

Six Months Ended June 30, (in millions)	2013	2012

Balance, beginning of year	$5,672	$6,502

Acquisition costs deferred	409	395
Amortization expense	(390)	(462)
Change in net unrealized gains on securities	469	(353)
Other	(4)	–

Balance, end of period	$6,156	$6,082

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

The following table presents a reconciliation of premiums and deposits to GAAP premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Premiums and deposits	$6,765	$5,434	$12,345	$10,994
Deposits	(5,957)	(4,617)	(10,761)	(9,412)
Other	(159)	(185)	(315)	(336)

Premiums	$649	$632	$1,269	$1,246

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

The following table presents the components of premiums and deposits by line of business for AIG Life and Retirement:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Premiums and deposits:
Retail
Life Insurance & A&H	$840	$850	(1)%	$1,675	$1,682	–%
Fixed Annuities	355	465	(24)	731	1,049	(30)
Retirement Income Solutions	2,233	1,355	65	3,646	2,514	45
Retail Mutual Funds	1,216	619	96	2,049	1,368	50
Closed Blocks	22	40	(45)	51	79	(35)

Total Retail	$4,666	$3,329	40%	$8,152	$6,692	22%

Institutional
Group Retirement	$1,705	$1,738	(2)%	$3,445	$3,582	(4)%
Institutional Markets	223	194	15	404	375	8
Group Benefits	171	173	(1)	344	345	–

Total Institutional	2,099	2,105	–	4,193	4,302	(3)

Total premiums and deposit	$6,765	$5,434	24%	$12,345	$10,994	12%

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Total premiums and deposits increased in the three- and six-month periods ended June 30, 2013 due to significant increases in retirement income solutions and retail mutual fund deposits.

Retirement income solutions deposits increased, primarily driven by increased variable annuity sales that benefitted from innovative product enhancements, expanded distribution as well as a more favorable competitive environment. Retail mutual fund sales increased in the three- and six-month periods ended June 30, 2013, principally driven by SunAmerica Asset Management Corp.'s Focused Dividend Strategy product offerings. Fixed annuity deposits continued to be negatively affected by the sustained low interest rate environment as consumers are reluctant to purchase these products at the relatively low crediting rates currently offered. Group retirement deposits (which include deposits into mutual funds and fixed options within variable annuities sold in group retirement markets) decreased due to lower levels of individual rollover deposits and periodic deposits in 2013, partially offset by higher mutual fund deposits. Premiums from life insurance products were essentially flat for both the three- and six-month periods ended June 30, 2013.

Net Flows

The following table summarizes net flows for fixed annuities, retirement income solutions, retail mutual funds and group retirement:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Net flows*
Fixed annuities	$(1,264)	$(1,009)	$(2,263)	$(1,827)
Retirement income solutions	1,292	588	1,863	923
Retail mutual funds	688	209	989	579
Group retirement	(299)	238	(415)	465

Total net flows	$417	$26	$174	$140

*     Annuities net flows represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows on retail mutual funds are deposits less withdrawals. Net flows presented excludes net flows activity on certain closed blocks of fixed and variable annuities reserves totaling $6 billion.

Overall net flows increased in both the three- and six month-periods ended June 30, 2013 due to improvements in net flows for retirement income solutions, primarily driven by variable annuity sales and increased retail mutual funds sales, partially offset by lower net flows for fixed annuities and group retirement products. Group retirement net flows declined in the three- and six-month periods ended June 30, 2013, primarily driven by an increase in large group surrenders and, to a lesser extent, higher individual surrenders. Net flows for fixed annuities also declined in both the three- and six-month periods ended June 30, 2013, due to lower fixed annuity deposits resulting from the low interest rate environment and increased surrenders due to higher levels of in-force business reaching the end of the surrender charge period.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

The following table presents AIG Life and Retirement insurance reserves and mutual funds:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Retail
Balance at beginning of period, gross	$126,705	$122,726	$123,699	$120,396
Premiums and deposits	4,666	3,329	8,152	6,692
Surrenders and withdrawals	(2,571)	(2,245)	(5,068)	(4,616)
Death, and other contract benefits	(979)	(946)	(1,774)	(1,839)

Subtotal	1,116	138	1,310	237
Change in fair value of underlying assets and reserve accretion, net of policy fees	(102)	(869)	1,643	1,042
Cost of funds	551	609	1,132	1,221
Other reserve changes	(243)	(338)	243	(630)

Balance at end of period	128,027	122,266	128,027	122,266
Reserves related to unrealized investment appreciation	84	407	84	407
Reinsurance ceded	(1,502)	(1,522)	(1,502)	(1,522)

Total insurance reserves and mutual funds	$126,609	$121,151	$126,609	$121,151

Institutional
Balance at beginning of period, gross	$112,602	$106,824	$110,494	$103,315
Premiums and deposits	2,099	2,105	4,193	4,302
Surrenders and withdrawals	(2,086)	(1,471)	(5,098)	(3,923)
Death, and other contract benefits	(496)	(485)	(973)	(983)

Subtotal	(483)	149	(1,878)	(604)
Change in fair value of underlying assets and reserve accretion, net of policy fees	522	(1,155)	3,615	2,774
Cost of funds	380	403	778	813
Other reserve changes	836	322	848	245

Balance at end of period	113,857	106,543	113,857	106,543
Reserves related to unrealized investment appreciation	215	1,958	215	1,958
Reinsurance ceded	(217)	(245)	(217)	(245)

Total insurance reserves and mutual funds	$113,855	$108,256	$113,855	$108,256

Total AIG Life and Retirement:
Balance at beginning of period, gross	$239,307	$229,550	$234,193	$223,711
Premiums and deposits	6,765	5,434	12,345	10,994
Surrenders and withdrawals	(4,657)	(3,716)	(10,166)	(8,539)
Death, and other contract benefits	(1,475)	(1,431)	(2,747)	(2,822)

Subtotal	633	287	(568)	(367)
Change in fair value of underlying assets and reserve accretion, net of policy fees	420	(2,024)	5,258	3,816
Cost of funds	931	1,012	1,910	2,034
Other reserve changes	593	(16)	1,091	(385)

Balance at end of period	241,884	228,809	241,884	228,809
Reserves related to unrealized investment appreciation	299	2,365	299	2,365
Reinsurance ceded	(1,719)	(1,767)	(1,719)	(1,767)

Total insurance reserves and mutual funds	$240,464	$229,407	$240,464	$229,407

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

The following table presents selected reserves by surrender charge category and surrender rates:

	2013			2012
At June 30, (in millions)	Group Retirement Products*	Individual Fixed Annuities	Retirement Income Solutions	Group Retirement Products*	Individual Fixed Annuities	Retirement Income Solutions

No surrender charge	$57,574	$28,756	$1,660	$54,636	$24,506	$1,884
0% – 2%	1,552	2,767	16,065	1,336	3,886	14,386
Greater than 2% – 4%	1,412	3,595	2,023	1,209	4,305	2,297
Greater than 4%	5,466	19,462	14,442	4,516	24,719	9,173
Non-surrenderable	343	2,566	384	682	3,098	1,262

Total reserves	$66,347	$57,146	$34,574	$62,379	$60,514	$29,002

Surrender rates	9.3%	6.8%	9.7%	8.2%	6.3%	10.8%

*     Excludes mutual funds of $13.0 billion and $10.7 billion at June 30, 2013 and 2012, respectively.

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

•
Active management of renewal crediting rates

•
Re-priced certain life insurance and annuity products to reflect current low rate environment

•
Re-filed certain products to continue lowering minimum rate guarantees

•
Included product limits where appropriate to minimize exposure to low interest rates

As a result of these actions, we estimate that the effect of interest rates remaining at or near current levels through the end of 2013 on pre-tax operating income would not be material, and would be modestly more significant with respect to 2014 results. In addition, the recent increase in interest rates has improved our outlook for our interest rate sensitive businesses as a rising interest rate environment will increase the rate earned on new investment purchases and, over time, will positively affect overall yields. Steadily increasing interest rates accompanied by a steepening in the yield curve are also favorable for fixed annuity sales as fixed annuities become more competitive in the marketplace compared to alternatives such as bank deposits.

Opportunistic Investments: The majority of assets backing insurance and annuity liabilities consist of intermediate- and long-term fixed maturity securities. We generally purchase assets with the intent of matching expected maturities of the insurance liabilities. An extended low interest rate environment may result in a lengthening of liability maturities from initial estimates, primarily due to lower lapses. Opportunistic investments in structured securities, private placement corporate debt securities and commercial mortgage loans continue to be made to improve yields, increase net investment income and help to offset the impact of the lower interest rate environment.

Disciplined New Business Pricing: New fixed annuity sales have declined in the first six months of 2013 relative to the same period in 2012, due to the relatively low crediting rates offered as a result of our disciplined approach to new business. However, even in the current interest rate environment, we continue to pursue new sales of life and annuity products at targeted net investment spreads. New sales of fixed annuity products generally have minimum

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

interest rate guarantees of 1 percent. Universal life insurance interest rate guarantees are generally 2 to 3 percent on new non-indexed products and 1 percent on new indexed products, and are designed to be sufficient to meet targeted net investment spreads.

Active Management of Renewal Crediting Rates: The contractual provisions for renewal of crediting rates and guaranteed minimum crediting rates included in our products may have the effect, in a continued low interest rate environment, of reducing our spreads and thus reducing future profitability. Although we partially mitigate this interest rate risk through our asset-liability management process, product design elements and crediting rate strategies, a prolonged low interest rate environment may negatively affect future profitability. Our annuity and universal life products were designed with contractual provisions that allow crediting rates to be reset at pre-established intervals subject to minimum crediting rate guarantees. We have adjusted, and will continue to adjust, crediting rates to maintain targeted net investment spreads on both new business and in-force business where crediting rates are above minimum guarantees. In addition to annuity and universal life products, certain traditional long-duration products for which we do not have the ability to adjust interest rates, such as payout annuities, are exposed to reduced earnings and potential reserve increases in a prolonged low interest rate environment.

As indicated in the table below, approximately 74 percent of our annuity and universal life account values are at their minimum crediting rates as of June 30, 2013, an increase from 61 percent at December 31, 2012. These products have minimum guaranteed interest rates as of June 30, 2013 ranging from 1 percent to 5.5 percent, with the higher rates representing guarantees on older products.

June 30, 2013	Current Crediting Rates
Contractual Minimum Guaranteed Interest Rate Account Values (in millions)	At Contractual Minimum Guarantee	1-50 Basis Points Above Minimum Guarantee	More than 50 Basis Points Above Minimum Guarantee	Total

Universal life insurance
1%	$37	$–	$5	$42
> 1% – 2%	9	39	236	284
> 2% – 3%	340	267	1,301	1,908
> 3% – 4%	2,117	325	1,397	3,839
> 4% – 5%	4,285	185	4	4,474
> 5% – 5.5%	322	–	–	322

Subtotal	$7,110	$816	$2,943	$10,869

Fixed annuities
1%	$2,943	$3,817	$5,279	$12,039
> 1% – 2%	13,117	3,418	5,905	22,440
> 2% – 3%	32,470	253	4,151	36,874
> 3% – 4%	13,967	105	90	14,162
> 4% – 5%	8,127	–	6	8,133
> 5% – 5.5%	236	–	5	241

Subtotal	$70,860	$7,593	$15,436	$93,889

Total	$77,970	$8,409	$18,379	$104,758

Percentage of total	74%	8%	18%	100%

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

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

ITEM 2 / RESULTS OF OPERATIONS / OTHER OPERATIONS

Mortgage Guaranty (United Guaranty Corporation or UGC) offers private residential mortgage guaranty insurance, which protects mortgage lenders and investors from loss due to borrower default and loan foreclosure. The coverage we provide — which is called mortgage guaranty insurance, mortgage insurance, or simply "MI" — enables borrowers to purchase a house with a modest down payment by protecting lenders against the increased risk of borrower default related to high loan-to-value (LTV) mortgages — those with less than 20 percent equity.

Global Capital Markets consists of the operations of AIG Markets and the remaining derivatives portfolio of AIGFP. AIG Markets acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services for AIG entities. The AIGFP portfolio continues to be wound down and is managed consistent with AIG's risk management objectives. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions that AIG believes are of low complexity, low risk, or are currently not economically appropriate to unwind based on a cost versus benefit analysis.

Direct Investment Book consists of a portfolio of assets and liabilities held directly by AIG Parent in the MIP and certain non-derivative assets and liabilities of AIGFP. The management of the DIB portfolio is focused on an orderly wind down to maximize returns consistent with AIG's risk management objectives. Certain non-derivative assets and liabilities of the DIB are accounted for under the fair value option and thus operating results are subject to periodic market volatility.

Retained Interests includes the fair value gains or losses, prior to their sale in 2012, of the AIA ordinary shares retained following the AIA initial public offering and the fair value gains or losses, prior to the FRBNY liquidation of ML III assets in 2012, on the retained interest in ML III.

Corporate & Other consists primarily of interest expense, consolidation and eliminations, expenses of corporate staff not attributable to specific reportable segments, certain expenses related to internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate level net realized capital gains and losses, certain litigation-related charges and credits, the results of AIG's real estate investment operations and net gains and losses on sale of divested businesses and properties that did not meet the criteria for discontinued operations accounting treatment.

Other Operations Results

The following table presents AIG's Other operations results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Mortgage Guaranty	$73	$43	70%	$114	$51	124%
Global Capital Markets	175	(25)	NM	402	67	NM
Direct Investment book	591	434	36	920	278	231
Retained interests:
Change in fair value of AIA securities, including realized gain in 2012	–	(493)	NM	–	1,302	NM
Change in fair value of ML III	–	1,306	NM	–	2,558	NM
Corporate & Other:
Other interest expense	(353)	(392)	10	(750)	(773)	3
Corporate expenses, net	(253)	(224)	(13)	(514)	(397)	(29)
Real estate and other non-core businesses	(35)	35	NM	(127)	(77)	(65)

Total Corporate & Other operating loss	(641)	(581)	(10)	(1,391)	(1,247)	(12)
Consolidation and eliminations	1	(2)	NM	2	1	100

Total Other operations operating income	199	682	(71)	47	3,010	(98)
Legal reserves	(14)	(728)	98	(25)	(734)	97
Legal settlements*	46	–	NM	48	–	NM
Loss on extinguishment of debt	(38)	(9)	(322)	(378)	(9)	NM
Net realized capital gains	124	(61)	NM	211	356	(41)
Net loss on sale of divested businesses	(47)	–	NM	(47)	(3)	NM

Total Other operations pre-tax income (loss)	$270	$(116)	NM %	$(144)	$2,620	NM %

*     Reflects income in the first half of 2013 from settlements with financial institutions that participated in the creation, offering and sale of RMBS from which AIG and its subsidiaries realized losses during the financial crisis.

ITEM 2 / RESULTS OF OPERATIONS / OTHER OPERATIONS

Mortgage Guaranty

The following table presents Mortgage Guaranty results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(dollars in millions)	2013	2012		2013	2012

Underwriting results:
Net premiums written	$275	$212	30%	$521	$403	29%
Increase in unearned premiums	(67)	(33)	(103)	(119)	(55)	(116)

Net premiums earned	208	179	16	402	348	16
Claims and claims adjustment expenses incurred	119	126	(6)	250	271	(8)
Underwriting expenses	49	50	(2)	105	97	8

Underwriting income (loss)	40	3	NM	47	(20)	NM
Net investment income	33	40	(18)	67	71	(6)

Operating income	73	43	70	114	51	124
Net realized capital gains	2	5	(60)	5	5	–

Pre-tax income	$75	$48	56%	$119	$56	113%

Key metrics:
New insurance written	$13,979	$8,576	63%	$24,637	$15,139	63%

Domestic first-lien:
Risk in force				$32,349	$26,608
60+ day delinquency ratio on primary loans(a)				7.1%	10.3%
Domestic second-lien:
Risk in force(b)				$1,158	$1,366

(a)  Based on number of policies.

(b)  Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

ITEM 2 / RESULTS OF OPERATIONS / OTHER OPERATIONS

Mortgage Guaranty Quarterly Results

Mortgage Guaranty recorded an increase in operating income in the three-month period ended June 30, 2013 compared to the same period in 2012 primarily due to:

•
a $29 million increase in net premiums earned, reflecting an $18 million increase in first-lien premiums earned due to growth of the book of business over the last several quarters and an $11 million increase in net premiums earned due to a settlement of a second-lien contract that accelerated earned premiums in the period;

•
a $7 million decrease in claims and claims adjustment expenses, which includes a $15 million net decrease from settlements and commutations in first-lien, second-lien, and international businesses, partially offset by less favorable prior year loss development; and

•
a $2 million benefit in underwriting expenses as a result of a settlement agreement on remedy claims. Remedy claims represent the indemnification for losses incurred by lenders arising from obligations contractually assumed by UGC as a result of underwriting services provided to lenders during times of high loan origination activity.

In addition to the total $28 million positive impact to quarterly results from settlements and commutations cited above, UGC released $21 million in reserves during the period.

ITEM 2 / RESULTS OF OPERATIONS / OTHER OPERATIONS

Mortgage Guaranty Year-to-Date Results

Mortgage Guaranty recorded an increase in operating income in the six-month period ended June 30, 2013 compared to the same period in 2012 primarily due to:

•
a $54 million increase in net premiums earned, reflecting a $64 million increase due to growth in first-lien insurance written, partially offset by a decline on second-lien and international businesses, both of which were placed into run-off during 2008; and

•
a $21 million decrease in claims and claims adjustment expenses incurred, primarily due to a $36 million decline in second-lien, student loan and international claims and claims adjustment expenses, partially offset by a $15 million increase in first-lien claims and claims adjustment expense. Declines in the second-lien and student loan businesses reflect a decrease in net claims and claims adjustment expenses as collections of recoveries on prior paid losses continued and more contracts reached their respective stop loss limits; the decline in international claims and claims adjustment expenses reflects improving loss experience during the year and the de-risking of the international business through commutations as noted above. First-lien claims and claims adjustment expenses increased, primarily reflecting lower favorable loss development.

New insurance written, which represents the original principal balance of the insured mortgages, increased due to the market acceptance of UGC's risk-based pricing model by an increasing number of lenders as well as the addition and expansion of distribution channels. See Outlook — Other Operations — Mortgage Guaranty for further discussion.

Global Capital Markets Operations

Global Capital Markets Quarterly Results

GCM reported pre-tax and operating income in the three-month period ended June 30, 2013 compared to pre-tax and operating losses in the same period in 2012, primarily due to improvement in net credit valuation adjustments on derivative assets and liabilities and improvement in unrealized market valuations related to the super senior credit default swap (CDS) portfolio.

Net credit valuation adjustment gains of $81 million were recognized in the three-month period ended June 30, 2013, compared to net credit valuation losses of $54 million for the same period in 2012. The improvement resulted primarily from gains on derivative assets for the second quarter of 2013 due to the tightening of counterparty credit spreads compared to losses on those assets for the second quarter of 2012 due to the widening of such spreads. These gains were partially offset by losses on derivative liabilities for the second quarter of 2013 due to the tightening of AIG's credit spreads compared to gains on those liabilities for the second quarter of 2012 due to the widening of such spreads.

Unrealized market valuation gains of $131 million and $57 million, were recognized in the three-month periods ended June 30, 2013 and 2012, respectively. The improvement resulted primarily from CDS transactions written on multi-sector collateralized debt obligations (CDOs) driven by amortization and price movements within the CDS portfolio.

Global Capital Markets Year-to-Date Results

GCM's pre-tax and operating income increased in the six-month period ended June 30, 2013 compared to the same period in 2012 primarily due to improvement in net credit valuation adjustments on derivative assets and liabilities and improvement in unrealized market valuations related to the CDS portfolio.

Net credit valuation adjustment gains of $134 million were recognized in the six-month period ended June 30, 2013, compared to net credit valuation losses of $76 million for the same period in 2012. The improvement resulted primarily from higher gains on derivative assets due to more significant tightening of counterparty credit spreads in the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012 and lower losses on derivative liabilities due to less significant tightening of AIG's credit spreads in the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012.

Unrealized market valuation gains of $302 million and $197 million, were recognized in the six-month periods ended June 30, 2013 and 2012, respectively. The improvement resulted primarily from CDS transactions written on multi-sector CDOs driven by amortization and price movements within the CDS portfolio.

ITEM 2 / RESULTS OF OPERATIONS / OTHER OPERATIONS

Direct Investment Book Results

The following table presents Direct Investment book results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Operating income	$591	$434	36%	$920	$278	231%

Legal settlements	27	–	NM	27	–	NM
Loss on extinguishment of debt	–	–	NM	(4)	–	NM
Net realized capital gains	102	51	100	89	455	(80)

Pre-tax income	$720	$485	48%	$1,032	$733	41%

Direct Investment Book Quarterly Results

DIB pre-tax income and operating income increased in the three-month period ended June 30, 2013 compared to the same period in 2012 primarily due to fair value appreciation on asset-backed security (ABS) CDOs that were acquired in the fourth quarter of 2012, partially offset by less significant net credit valuation adjustments on assets and liabilities for which the fair value option was elected. The improvement in pre-tax income was also driven by unrealized gains on interest rate swap hedge positions related to ABS CDO investments.

Fair value appreciation on ABS CDOs was $478 million for the three-month period ended June 30, 2013 driven primarily by improved collateral pricing due to improvements in home price indices and amortization of the underlying collateral. The unrealized gains on interest rate swap hedge positions were the result of interest rate increases late in the second quarter of 2013.

Net credit valuation adjustment gains of $67 million and $321 million were recognized for the three-month periods ended June 30, 2013 and 2012, respectively. The decrease resulted primarily from a decline in the portfolio size due to sales and maturities as well as reduced counterparty spread narrowing compared to the prior year quarter.

Direct Investment Book Year-to-Date Results

DIB pre-tax income and operating income increased in the six-month period ended June 30, 2013 compared to the same period in 2012 primarily due to fair value appreciation on ABS CDOs that were acquired in the fourth quarter of 2012 and improvement in net credit valuation adjustments on assets and liabilities for which the fair value option was elected. The improvement in pre-tax income was partially offset by lower Net realized capital gains.

Fair value appreciation on ABS CDOs was $586 million for the six-month period ended June 30, 2013 driven primarily by improved collateral pricing due to improvements in home price indices and amortization of the underlying collateral.

Net credit valuation adjustment gains of $293 million and $130 million were recognized for the six-month periods ended June 30, 2013 and 2012, respectively. The improvement resulted primarily from lower losses on liabilities, partially offset by lower gains on assets due to less significant tightening of both AIG's credit spreads and counterparty credit spreads in the six-month period ended June 30, 2013 compared to the same period in 2012.

The change in Net realized capital gains was driven by a $426 million gain on the sale of 35.7 million common units of The Blackstone Group L.P. in the first quarter of 2012, partially offset by unrealized gains on interest rate swap hedge positions as a result of interest rate increases late in the second quarter of 2013.

ITEM 2 / RESULTS OF OPERATIONS / OTHER OPERATIONS

The following table presents credit valuation adjustment gains (losses) for the DIB (excluding intercompany transactions):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Counterparty Credit Valuation Adjustment on Assets:
Bond trading securities	$49	$248	$299	$602
Loans and other assets	(1)	10	9	23

Increase in assets	48	258	308	625

AIG's Own Credit Valuation Adjustment on Liabilities:
Notes and bonds payable	(4)	44	(40)	(399)
Guaranteed Investment Agreements	23	17	28	(73)
Other liabilities	–	2	(3)	(23)

Decrease (increase) in liabilities	19	63	(15)	(495)

Net increase to operating income	$67	$321	$293	$130

Retained Interests

Change in Fair Value of AIA Securities Prior to Their Sale

On March 7, 2012, AIG sold approximately 1.72 billion ordinary shares of AIA and recognized a gain of $0.6 billion. The fair value of AIG's remaining interest in AIA securities decreased $493 million for the three month period ended June 30, 2012 and increased $0.7 billion for the six-month period ended June 30, 2012.

Change in Fair Value of ML III Prior to Liquidation

The gains attributable to AIG's interest in ML III for the six months ended June 30, 2012 were based in part on sales of ML III assets by the FRBNY.

Corporate & Other

Quarterly and Year-to-Date Corporate & Other Results

Corporate & Other reported an increase in operating losses in both the three- and six-month periods ended June 30, 2013, compared to the same periods in 2012 primarily due to higher incentive compensation costs due to performance relative to incentive targets in 2013 offset by reductions in interest expense from overall reduced debt.

Legal Reserves

Legal reserves in 2012 relate to increased estimated litigation liability during the second quarter of 2012 based on developments in several actions.

Net Loss on Sale of Divested Businesses

On May 15, 2013, we entered into an arrangement to sell certain non-core insurance subsidiaries, which we expect, subject to customary closing conditions, will close before the end of the year. We recognized a pre-tax loss in connection with this sale of approximately $47 million during the second quarter of 2013.

ITEM 2 / RESULTS OF OPERATIONS / DISCONTINUED OPERATIONS

Discontinued Operations

Income (loss) from Discontinued Operations is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

ILFC	$638	$82	$1,234	$200
Net gain (loss) on sale	(591)	(8)	(1,027)	12

Income from discontinued operations	47	74	207	212
Income tax expense (benefit)	14	(105)	81	(31)

Income from discontinued operations, net of tax	$33	$179	$126	$243

Significant items affecting the comparison of results from discontinued operations in the three- and six-month periods ended June 30, 2013 included pre-tax income of $638 million and $1.2 billion, respectively, largely offset by a pre-tax loss on the sale of ILFC of $619 million and $1.2 billion for the three- and six-month periods ended June 30, 2013, respectively, both reflecting the absence of depreciation and amortization expense because ILFC is classified as held for sale, and a pre-tax gain of $28 million and $145 million for the three- and six-month periods ended June 30, 2013, respectively, in connection with the sale of American Life Insurance Company (ALICO) mostly attributable to refund of taxes, interest and penalties, recognized in the first quarter of 2013.

See Note 4 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations.

Consolidated Comprehensive Income (Loss)

The following table presents AIG's consolidated comprehensive income (loss):

	Three Months Ended June 30,				Six Months Ended June 30,
			Percentage Change				Percentage Change
(in millions)	2013	2012			2013	2012

Net income	$2,758	$2,339	18%		$4,989	$5,788	(14)%

Change in unrealized appreciation (depreciation) of investments	(10,084)	2,080	NM		(11,277)	4,791	NM
Change in deferred acquisition costs adjustment and other	854	(119)	NM		543	(498)	NM
Change in future policy benefits	2,116	(101)	NM		2,540	(67)	NM
Change in foreign currency translation adjustments	(273)	(512)	47		(566)	(425)	(33)
Change in net derivative gains arising from cash flow hedging activities	–	4	NM		–	8	NM
Change in retirement plan liabilities adjustment	34	17	100		77	46	67
Deferred tax asset (liability)	2,532	(459)	NM		3,127	(1,220)	NM

Other comprehensive income (loss)	(4,821)	910	NM		(5,556)	2,635	NM

Comprehensive income (loss)	(2,063)	3,249	NM		(567)	8,423	NM

Total comprehensive income attributable to noncontrolling interests	6	(1)	NM		31	245	(87)

Comprehensive income attributable to AIG	$(2,069)	$3,250	NM	%	$(598)	$8,178	NM %

ITEM 2 / RESULTS OF OPERATIONS / CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Change in Unrealized Appreciation of Investments

The increases in unrealized depreciation of investments in 2013 were primarily attributable to depreciation in bonds available for sale due to an increase in interest rates on investment grade fixed maturity securities, particularly during the second quarter of 2013, partially offset by narrowing spreads of high yield securities.

The increases in unrealized appreciation of investments in 2012 were primarily attributable to appreciation in bonds available for sale due to continued improvements in financial market conditions and significant spread tightening partially offset by higher U.S. treasury rates.

Change in Deferred Acquisition Costs Adjustment and Other

The increases in DAC in 2013 compared to 2012 were primarily the result of decreases in the unrealized appreciation of investments supporting interest-sensitive products.

Change in Future Policy Benefits

The change in future policy benefits reserves in 2013 is due to loss reserve recognition in net income resulting from sales of securities in unrealized gain positions as well as decreases in unrealized gains resulting from increases in long term rates. The change in future policy benefits reserves in 2012 was driven by declines in interest rates during the three-month period ended June 30, 2012. Changes in unrealized appreciation of investments result in changes to future policy benefits which are recorded through Other comprehensive income. This change in future policy benefits assumes that the securities underlying certain traditional long-duration products are sold at their stated aggregate fair value and reinvested at current yields.

Change in Foreign Currency Translation Adjustments

Foreign currency translation adjustments decreased for the three months ended June 30, 2013 and 2012 due to the strengthening of the U.S. dollar against the Japanese yen.

Foreign currency translation adjustments decreased for the six months ended June 30, 2013 and 2012 due to the strengthening of the U.S. dollar against the euro and Japanese yen.

Change in Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities

The decline in net derivative gains in 2013 primarily reflects the de-designation of all derivatives receiving cash flow hedging treatment in 2012.

Change in Retirement Plan Liabilities Adjustment

The increases in retirement plan liabilities adjustment for the three- and six-months periods ended June 30, 2013 compared to the same periods in 2012 were primarily due to the strengthening of the U.S. dollar against the Japanese yen.

Deferred Taxes on Other Comprehensive Income

For the three- and six-month periods ended June 30, 2013, the effective tax rates on pre-tax Other comprehensive loss were 34.4 percent and 36.0 percent, respectively. The effective tax rates differ from the statutory 35 percent rate primarily due to a decrease in the valuation allowance and the effect of foreign operations.

For the three- and six-month periods ended June 30, 2012, the effective tax rates on pre-tax Other comprehensive income were 33.5 percent and 31.7 percent, respectively. The effective tax rates differ from the statutory 35 percent rate primarily due to a decrease in the valuation allowance and the effect of foreign operations.

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

Capital refers to the long-term financial resources available to support the operation of our businesses, fund business growth, and cover financial and operational needs that arise from adverse circumstances. Our primary source of ongoing capital generation is the profitability of our insurance subsidiaries. We and our insurance subsidiaries must comply with numerous constraints on our minimum capital positions. These constraints drive the requirements for capital adequacy for both AIG and the individual businesses and are based on internally-defined risk tolerances, regulatory requirements, rating agency and creditor expectations and business needs. Actual capital levels are monitored on a regular basis, and using ERM's stress testing methodology, we evaluate the capital impact of potential macroeconomic, financial and insurance stresses in relation to the relevant capital constraints of both the AIG and our insurance subsidiaries.

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

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Management Highlights During the Six Months Ended June 30, 2013

Sources

•
AIG Parent Funding from Subsidiaries

  During the first six months of 2013, we collected $792 million in cash dividends from AIG Property Casualty subsidiaries and approximately $1.9 billion in cash dividends and loan repayments from AIG Life and Retirement subsidiaries.

•
ALICO Escrow Release

  On May 1, 2013, $547 million held in escrow to secure indemnifications provided to MetLife under the ALICO stock purchase agreement was released to AIG.

Uses

•
Debt Reduction

  During the first six months of 2013, we repaid approximately $5.6 billion of debt as follows:

  We redeemed $1.1 billion aggregate principal amount of our 7.70% Series A-5 Junior Subordinated Debentures and $750 million aggregate principal amount of our 6.45% Series A-4 Junior Subordinated Debentures, in each case, for a redemption price of 100 percent of the principal amount plus accrued interest.

  We purchased, in cash tender offers, for an aggregate purchase price of approximately $1.3 billion, an aggregate principal amount of approximately $1.0 billion of our junior subordinated debentures, capital securities issued by three statutory trusts controlled by AIGLH and senior debentures we had assumed that were originally issued by SunAmerica Inc.

  We also made other repayments of approximately $2.7 billion, which include repayments by AIG Parent of $1.4 billion.

•
Purchase of Warrants

We paid approximately $25 million in the first quarter of 2013 to purchase warrants issued in 2008 and 2009 to the Department of the Treasury.

See Liquidity and Capital Resources of AIG Parent and Subsidiaries — AIG Parent — Sources and Uses of Liquidity and Capital Resources of AIG Parent herein for further discussion.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Six Months Ended June 30, (in millions)	2013	2012

Sources:
Net cash provided by operating activities — continuing operations	$319	$206
Net cash provided by operating activities — discontinued operations	1,355	1,426
Net cash provided by changes in restricted cash	956	–
Net cash provided by other investing activities	5,115	11,155
Issuance of long-term debt	486	4,045
Net cash provided by other financing activities	–	2,409

Total sources	8,231	19,241

Uses:
Changes in restricted cash	–	(284)
Changes in policyholder contract balances	(1,309)	(268)
Repayments of long-term debt	(5,403)	(5,271)
Repayment of Department of Treasury SPV Preferred Interests	–	(8,636)
Purchases of AIG Common Stock	–	(5,000)
Net cash used in other financing activities	(829)	–

Total uses	(7,541)	(19,459)

Effect of exchange rate changes on cash	(70)	(24)

Increase (decrease) in cash	$620	$(242)

The following table presents a summary of AIG's Condensed Consolidated Statements of Cash Flows:

Six Months Ended June 30, (in millions)	2013	2012

Summary:
Net cash provided by (used in) operating activities	$1,674	$1,632
Net cash provided by (used in) investing activities	6,071	10,871
Net cash provided by (used in) financing activities	(7,055)	(12,721)
Effect of exchange rate changes on cash	(70)	(24)

Increase (decrease) in cash	620	(242)
Cash at beginning of year	1,151	1,474
Change in cash of businesses held for sale	(9)	–

Cash at end of period	$1,762	$1,232

Operating Cash Flow Activities

Interest payments totaled $2.4 billion for the six months ended June 30, 2013 compared to $2.1 billion in the first six months of 2012. Excluding interest payments, we generated positive operating cash flow of $4.1 billion and $3.7 billion in the first six months of 2013 and 2012, respectively.

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Cash used in operating activities of AIG Property Casualty was $0.4 billion for the first six months of 2013 compared to cash provided of $0.5 billion in the first six months of 2012, primarily reflecting the timing of the payments related to catastrophe losses.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of AIG Life and Retirement was $0.9 billion for the first six months of 2013 compared to $1.0 billion in the first six months of 2012. These cash flows reflected operating performance that was generally consistent for AIG Life and Retirement in both periods.

Cash provided by operating activities of discontinued operations was $1.4 billion for both the first six months of 2013 and 2012.

Investing Cash Flow Activities

Net cash provided by investing activities for the six months ended June 30, 2013 includes approximately $1.3 billion of cash collateral received in connection with the securities lending program launched during 2012 by AIG Life and Retirement.

Net cash provided by investing activities in the first six months of 2012 includes the following items:

•
approximately $6.0 billion in gross proceeds from the sale of 1.72 billion AIA ordinary shares;

•
approximately $1.9 billion of cash collateral received in connection with the securities lending program launched during 2012 by AIG Life and Retirement; and

•
approximately $1.6 billion in distributions from the sale of the underlying assets held by ML II.

Financing Cash Flow Activities

Net cash used in financing activities for the first six months of 2013 includes:

•
approximately $1.3 billion in the aggregate to purchase, in cash tender offers, junior subordinated debentures we issued, capital securities issued by three statutory trusts controlled by AIGLH and senior debentures we had assumed that were originally issued by SunAmerica Inc;

•
approximately $1.1 billion to redeem our 7.70% Series A-5 Junior Subordinated Debentures; and

•
approximately $750 million to redeem our 6.45% Series A-4 Junior Subordinated Debentures.

Net cash used in financing activities during the first six months of 2012 includes:

•
$8.6 billion pay down of the Department of the Treasury's AIA SPV preferred interests; and

•
total payments of approximately $5.0 billion for the purchase of approximately 169 million shares of AIG Common Stock.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of June 30, 2013, AIG Parent had approximately $14.7 billion in liquidity resources. AIG Parent's liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade, fixed maturity securities. Fixed maturity securities consist of U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, and corporate and municipal bonds. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and tenor. During the first six months of 2013, upon an assessment of its immediate and longer-term funding needs, AIG Parent purchased publicly traded, intermediate term, investment grade, fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity. AIG Parent liquidity resources are monitored through the use of various internal liquidity risk measures. AIG Parent's primary sources of liquidity are dividends, distributions, loans, and other payments from subsidiaries, as well as credit and contingent liquidity facilities. AIG Parent's primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

AIG Parent's primary sources of capital include dividends and distributions from subsidiaries. AIG Parent has unconditional capital maintenance agreements (CMAs) in place with certain AIG Property Casualty, AIG Life and Retirement and Mortgage Guaranty subsidiaries to facilitate the transfer of capital and liquidity within AIG. We expect

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

these CMAs to continue to enhance AIG's capital management practices, and help manage the flow of capital between AIG Parent and these subsidiaries. We have entered into CMAs with certain other insurance subsidiaries in 2013. See AIG Property Casualty, AIG Life and Retirement and Other Operations — Mortgage Guaranty below for additional information. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries.

We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to our creditors, debt-holders and insurance company subsidiaries. We expect to access the debt markets from time to time to meet funding requirements as needed.

The following table presents AIG Parent's liquidity sources:

(In millions)	As of June 30, 2013

Cash and short-term investments(a)(b)	$8,123
Unencumbered fixed maturity securities(c)	2,920

Total AIG Parent liquidity	11,043

Available capacity under syndicated credit facility(d)	3,127
Available capacity under contingent liquidity facility(e)	500

Total AIG Parent liquidity sources	$14,670

(a)  Cash and short-term investments include reverse repurchase agreements totaling $6.3 billion as of June 30, 2013.

(b)  $5.4 billion of cash and short-term investments are allocated toward future maturities of liabilities and contingent liquidity stress needs of DIB and GCM as of June 30, 2013.

(c)  Unencumbered securities consist of publicly traded, intermediate-term investment grade rated fixed maturity securities. Fixed maturity securities consist of U.S. government and government sponsored entities securities, U.S. agency mortgage-backed securities, and corporate and municipal bonds.

(d)  For additional information relating to this syndicated credit facility, see Credit Facilities below.

(e)  For additional information relating to the contingent liquidity facility, see Contingent Liquidity Facilities below.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources of AIG Parent

Sources

During the first six months of 2013 we collected $792 million in cash dividends from AIG Property Casualty subsidiaries and approximately $1.9 billion in cash dividends and loan repayments from AIG Life and Retirement subsidiaries.

On May 1, 2013, $547 million held in escrow to secure indemnifications provided to MetLife under the ALICO stock purchase agreement was released to AIG.

Uses

During the first six months of 2013, we:

•
redeemed $1.1 billion aggregate principal amount of our 7.70% Series A-5 Junior Subordinated Debentures and $750 million aggregate principal amount of our 6.45% Series A-4 Junior Subordinated Debentures, in each case for a redemption price of 100 percent of the principal amount plus accrued and unpaid interest;

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

•
repaid $1.4 billion of debt, including $181 million of MIP long-term debt, and made interest payments totaling $1.1 billion; and

•
paid approximately $25 million in the aggregate to purchase a warrant issued to the Department of the Treasury in 2008 that provided the right to purchase approximately 2.7 million shares of AIG Common Stock at $50.00 per share and a warrant issued to the Department of Treasury in 2009 that provided the right to purchase up to 150 shares of AIG Common Stock at $0.00002 per share.

AIG Property Casualty

We expect that AIG Property Casualty subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. AIG Property Casualty subsidiaries' liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade, fixed maturity securities. These securities are eligible to be pledged to a Federal Home Loan Bank (FHLB) in the event liquidity levels are insufficient to meet obligations.

AIG Property Casualty paid $792 million in cash dividends to AIG Parent in the first six months of 2013.

AIG Parent could be required to provide additional funding to AIG Property Casualty subsidiaries to meet capital or liquidity needs under certain circumstances, including:

•
large catastrophes that may require AIG to provide additional support to our affected operations;

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

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

AIG Parent, AIG Property Casualty Inc. and certain AIG Property Casualty domestic insurance subsidiaries are parties to a consolidated CMA. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of these AIG Property Casualty insurance subsidiaries, measured as a group (the Fleet), at or above the specified minimum percentage of the Fleet's projected total authorized control level Risk-Based Capital (RBC). In addition, the CMA provides that if the total adjusted capital of the Fleet exceeds that same specified minimum percentage of the Fleet's total authorized control level RBC, subject to approval by their respective boards, and compliance with applicable insurance laws, the AIG Property Casualty insurance subsidiaries would declare and pay ordinary dividends to their respective equity holders up to an amount necessary to reduce the Fleet's projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage. As of June 30, 2013, the specified minimum percentage was 325 percent.

For the first six months of 2013, cash dividends of approximately $480 million were paid pursuant to the CMA and AIG Parent was not required to make any capital contributions pursuant to the CMA.

On May 17, 2013, Lexington Insurance Company (Lexington) purchased stock in the FHLB of Boston, thereby becoming a member of the FHLB of Boston. Additionally, National Union Fire Insurance Company of Pittsburgh, Pa. (NUFI) is a member of the FHLB of Pittsburgh and Chartis Specialty Insurance Company (CSI) is a member of the FHLB of Chicago. FHLB membership provides participants with access to various services, including access to low-cost advances through pledging of certain mortgage-backed securities, government and agency securities and other qualifying assets. These advances may be used to provide an additional source of liquidity for balance sheet management or contingency funding purposes. As of June 30, 2013, there were no FHLB advances outstanding for NUFI, CSI or Lexington.

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

AIG Life and Retirement

We expect that AIG Life and Retirement subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. AIG Life and Retirement subsidiaries' liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade, fixed maturity securities. These securities are eligible to be pledged to a FHLB in the event liquidity levels are insufficient to meet obligations.

In the first six months of 2013, AIG Life and Retirement provided $1.9 billion of liquidity to AIG Parent, which was funded by the payment of dividends from AIG Life and Retirement's insurance subsidiaries.

The need to fund product surrenders, withdrawals and maturities creates a significant potential liquidity requirement for AIG Life and Retirement's insurance subsidiaries. We believe that because of the size and liquidity of our investment portfolios, AIG Life and Retirement does not face a significant liquidity risk due to normal deviations from projected claim or surrender experience. Furthermore, AIG Life and Retirement's products contain certain features that mitigate surrender risk, including surrender charges. As part of its risk management framework, AIG Life and Retirement continues to evaluate and, where appropriate, pursue strategies and programs to improve its liquidity

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

position and facilitate AIG Life and Retirement's ability to maintain a fully invested asset portfolio. AIG Life and Retirement also has developed a robust contingent liquidity plan to address any unforeseen liquidity needs.

AIG Life and Retirement executes programs, which began in 2012, that lend securities from its investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, AIG Life and Retirement insurance subsidiaries lend securities to financial institutions and receive collateral equal to 102 percent of the fair value of the loaned securities. Reinvestment of cash collateral received is restricted to liquid investments. Additionally, the aggregate amount of securities that an AIG Life and Retirement insurance company may lend under its program at any time is limited to five percent of its general account admitted assets. AIG Life and Retirement's liability to the borrower for collateral received was $4.4 billion as of June 30, 2013. In addition, certain AIG Life and Retirement insurance subsidiaries are members of the FHLBs in their respective districts. As of June 30, 2013, AIG Life and Retirement had outstanding borrowings of $50 million from the FHLBs. Borrowings from the FHLBs are used to supplement liquidity or for other general corporate purposes.

AIG Parent is party to CMAs with certain AIG Life and Retirement insurance subsidiaries. Among other things, the CMAs provide that AIG Parent will maintain the total adjusted capital of each of these AIG Life and Retirement insurance subsidiaries at or above a specified minimum percentage of the subsidiary's projected company action level RBC.

In addition, the CMAs provide that if the total adjusted capital of these AIG Life and Retirement insurance subsidiaries is in excess of that same specified minimum percentage of their respective total company action level RBC, subject to approval by their respective boards and compliance with applicable insurance laws, the subsidiaries would declare and pay ordinary dividends to their respective equity holders up to an amount necessary to reduce projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage. As of June 30, 2013, the specified minimum percentage was 385 percent, except for the CMA with AGC Life Insurance Company, where the specified minimum percentage is 250 percent.

In the first six months of 2013, approximately $1.9 billion was distributed under the CMAs and AIG Parent was not required to make any capital contributions under the CMAs.

Other Operations

Mortgage Guaranty

We expect that Mortgage Guaranty subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. Mortgage Guaranty's liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade, fixed maturity securities. These securities could be monetized in the event liquidity levels are insufficient to meet obligations.

On July 1, 2013, AIG Parent entered into a CMA with a Mortgage Guaranty insurance subsidiary. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of this Mortgage Guaranty insurance subsidiary at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of this Mortgage Guaranty insurance subsidiary is in excess of that same specified minimum required capital, subject to board approval and compliance with applicable insurance laws, this Mortgage Guaranty insurance subsidiary would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital.

As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. The initial specified minimum required capital is based on a risk-to-capital ratio of 21 to 1.

Global Capital Markets

GCM acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services for AIG entities. Commencing June 10, 2013, GCM is required to clear certain derivatives transactions through central regulated clearing organizations pursuant to Dodd-Frank. To the extent a derivatives transaction is subject to a clearing obligation, GCM is required to post collateral in amounts determined by the relevant clearing

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

organization and GCM's clearing agreements with its futures commission merchants. To the extent a derivatives transaction is not subject to a clearing obligation, these derivative trades are governed by bilateral master agreements, the form of which is published by the International Swaps and Derivatives Association, Inc. (ISDA). These agreements, primarily between GCM and third party financial institutions, require collateral postings. Many of GCM's transactions with AIG and its subsidiaries also include collateral posting requirements the purpose of which are to provide collateral to GCM, which in turn is used to satisfy posting requirements with third parties, including the margin requirements of clearing organizations and futures commission merchants. Most of GCM's CDS are subject to collateral posting provisions. The collateral posting provisions contained in the ISDA agreements and related transaction documents with respect to CDSs differ among counterparties and asset classes. The amount of future collateral posting requirements for super senior CDSs is a function of our credit ratings, the rating of the relevant reference obligations and the market value of the relevant reference obligations, with the latter being the most significant factor. We estimate the amount of potential future collateral postings associated with the super senior CDS using various methodologies. The contingent liquidity requirements associated with such potential future collateral postings are incorporated into our liquidity planning assumptions.

As of June 30, 2013 and December 31, 2012, respectively, GCM had total assets of $8.6 billion and $8.0 billion and total liabilities of $3.8 billion and $4.9 billion. GCM's assets consist primarily of cash, short-term investments, other receivables, net of allowance, and unrealized gains on swaps, options and forwards. GCM's liabilities consist primarily of trade payables and unrealized losses on swaps, options and forwards. Collateral posted by GCM to third parties was $3.3 billion and $4.2 billion at June 30, 2013 and December 31, 2012, respectively. GCM obtained collateral from third parties totaling $543 million and $846 million at June 30, 2013 and December 31, 2012, respectively. The collateral amounts reflect counterparty netting adjustments available under master netting agreements and are inclusive of collateral that exceeded the fair value of derivatives as of the reporting date.

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

The DIB's assets consist primarily of cash, short-term investments, fixed maturity securities issued by U.S. government and government sponsored entities, mortgage and asset backed securities and, to a lesser extent, bank loans and mortgage loans. The DIB's liabilities consist primarily of notes and other borrowings supported by assets as well as other short-term financing obligations. As of June 30, 2013 and December 31, 2012, respectively, the DIB had total assets of $25.7 billion and $28.5 billion and total liabilities of $21.8 billion and $23.8 billion.

The overall hedging activity for the assets and liabilities of the DIB is executed by GCM. The value of hedges related to the non-derivative assets and liabilities of AIGFP in the DIB is included within the assets and liabilities and operating results of GCM and are not included within the DIB operating results, assets or liabilities.

Collateral posted by operations included in the DIB to third parties was $4.3 billion at both June 30, 2013 and December 31, 2012. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

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

The Four-Year Facility provides for $4.0 billion of unsecured revolving loans, which includes a $2.0 billion letter of credit sublimit. As of June 30, 2013, a total of approximately $3.1 billion remains available under the Four-Year Facility, of which approximately $1.1 billion remains available for letters of credit. Our ability to borrow under the Four-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Four-Year Facility

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Four-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Four-Year Facility would restrict our access to the Four-Year Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Four-Year Facility from time to time, and may use the proceeds for general corporate purposes.

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

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
June 30, 2013 (in millions)	Total Payments	Remainder of 2013	2014- 2015	2016- 2017	2018	Thereafter

Insurance operations
Loss reserves	$87,291	$22,559	$24,981	$12,897	$4,192	$22,662
Insurance and investment contract liabilities	230,869	8,388	25,655	24,930	11,622	160,274
Borrowings	1,621	6	46	8	3	1,558
Interest payments on borrowings	2,856	57	225	225	113	2,236
Other long-term obligations	26	4	12	7	3	–

Total	$322,663	$31,014	$50,919	$38,067	$15,933	$186,730

Other
Borrowings(a)	$62,426	$3,453	$11,638	$15,570	$9,945	$21,820
Interest payments on borrowings	38,284	1,678	6,460	5,109	1,779	23,258
Aircraft purchase commitments	22,328	895	5,117	7,432	4,381	4,503
Other long-term obligations	199	19	89	3	–	88

Total	$123,237	$6,045	$23,304	$28,114	$16,105	$49,669

Consolidated
Loss reserves	$87,291	$22,559	$24,981	$12,897	$4,192	$22,662
Insurance and investment contract liabilities	230,869	8,388	25,655	24,930	11,622	160,274
Borrowings(a)	64,047	3,459	11,684	15,578	9,948	23,378
Interest payments on borrowings	41,140	1,735	6,685	5,334	1,892	25,494
Aircraft purchase commitments	22,328	895	5,117	7,432	4,381	4,503
Other long-term obligations(b)	225	23	101	10	3	88

Total(c)	$445,900	$37,059	$74,223	$66,181	$32,038	$236,399

(a)  Includes $23.3 billion of borrowings related to ILFC which is reported as discontinued operations.

(b)  Primarily includes contracts to purchase future services and other capital expenditures.

(c)  Does not reflect unrecognized tax benefits of $4.9 billion ($4.6 billion excluding ILFC), the timing of which is uncertain.

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

We have made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits. These assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on in-force policies. Due to the significance of the assumptions, the periodic amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and exceed the future policy benefits and policyholder contract deposits included in the Condensed Consolidated Balance Sheets.

We believe that AIG Life and Retirement subsidiaries have adequate financial resources to meet the payments actually required under these obligations. These subsidiaries have substantial liquidity in the form of cash and short-term investments. In addition, AIG Life and Retirement businesses maintain significant levels of investment-grade fixed maturity securities, including substantial holdings in government and corporate bonds, and could seek to monetize those holdings in the event operating cash flows are insufficient. We expect liquidity needs related to GIC liabilities to be funded through cash flows generated from maturities and sales of invested assets.

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

Borrowings

Our borrowings exclude those incurred by consolidated investments and include hybrid financial instrument liabilities recorded at fair value. We expect to repay the long-term debt maturities and interest accrued on borrowings by AIG through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt issuance and other financing arrangements.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

		Amount of Commitment Expiring
June 30, 2013 (in millions)	Total Amounts Committed	Remainder of 2013	2014- 2015	2016- 2017	2018	Thereafter

Insurance operations
Guarantees:
Standby letters of credit	$1,063	$274	$148	$564	$77	$–
Guarantees of indebtedness	185	–	–	–	–	185
All other guarantees(a)	15	–	7	1	–	7
Commitments:
Investment commitments(b)	1,881	1,514	268	99	–	–
Commitments to extend credit	523	427	96	–	–	–
Letters of credit	10	–	10	–	–	–
Other commercial commitments(c)	652	–	–	–	–	652

Total(e)	$4,329	$2,215	$529	$664	$77	$844

Other
Guarantees:
Liquidity facilities(d)	$101	$–	$–	$–	$–	$101
Standby letters of credit	306	298	6	2	–	–
All other guarantees(a)	384	–	186	71	31	96
Commitments:
Investment commitments(b)	459	322	39	26	–	72
Commitments to extend credit	103	100	3	–	–	–
Letters of credit	20	20	–	–	–	–
Other commercial commitments(c)	32	30	2	–	–	–

Total(e)(f)	$1,405	$770	$236	$99	$31	$269

Consolidated
Guarantees:
Liquidity facilities(d)	$101	$–	$–	$–	$–	$101
Standby letters of credit	1,369	572	154	566	77	–
Guarantees of indebtedness	185	–	–	–	–	185
All other guarantees(a)	399	–	193	72	31	103
Commitments:
Investment commitments(b)	2,340	1,836	307	125	–	72
Commitments to extend credit	626	527	99	–	–	–
Letters of credit	30	20	10	–	–	–
Other commercial commitments(c)	684	30	2	–	–	652

Total(e)(f)	$5,734	$2,985	$765	$763	$108	$1,113

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

(c)  Excludes commitments with respect to pension plans. The remaining pension contribution for 2013 is expected to be approximately $36 million for U.S. and non-U.S. plans.

(d)  Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(e)  Does not include guarantees, capital maintenance agreements or other support arrangements among AIG consolidated entities.

(f)   Includes $337 million attributable to ILFC, which is reported as discontinued operations.

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

We have recorded liabilities for certain of these arrangements where it is possible to estimate them. These liabilities are not material in the aggregate. We are unable to develop a reasonable estimate of the maximum potential payout under some of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments under these arrangements.

Debt

The following table provides the rollforward of AIG's total debt outstanding:

Six Months Ended June 30, 2013 (in millions)	Balance at December 31, 2012	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance at June 30, 2013

Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$14,084	$–	$(1,062)	$(145)	$15		$12,892
Subordinated debt	250	–	–	–	–		250
Junior subordinated debt	9,416	–	(2,831)	(110)	3		6,478
Loans and mortgages payable	79	–	(2)	–	1		78
AIGLH notes and bonds payable	298	–	–	–	1		299
Liabilities connected to trust preferred stock(a)	1,339	–	(245)	–	–		1,094

Total AIG general borrowings	25,466	–	(4,140)	(255)	20		21,091

AIG borrowings supported by assets:(b)
MIP notes payable	9,296	–	(181)	(209)	(27)		8,879
Series AIGFP matched notes and bonds payable	3,544	–	(33)	–	(16)		3,495
GIAs, at fair value	6,501	249	(471)	–	(463	)(c)	5,816
Notes and bonds payable, at fair value	1,554	18	(513)	–	138	(c)	1,197

Total AIG borrowings supported by assets	20,895	267	(1,198)	(209)	(368)		19,387

Total debt issued or guaranteed by AIG	46,361	267	(5,338)	(464)	(348)		40,478

Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and mortgages payable	325	99	(134)	(21)	27		296

Debt of consolidated investments(d)	1,814	120	(86)	(44)	36		1,840

Total debt not guaranteed by AIG	2,139	219	(220)	(65)	63		2,136

Total debt(e)	$48,500	$486	$(5,558)	$(529)	$(285)		$42,614

(a)  On July 11, 2013, AIGLH junior subordinated debentures with the same terms as the trust preferred securities were distributed to holders of the trust preferred securities, and the trust preferred securities were cancelled.

(b)  AIG Parent guarantees all DIB debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent.

(c)  Primarily represents adjustments to the fair value of debt.

(d)  At June 30, 2013, includes debt of consolidated investments primarily held through AIG Global Real Estate Investment Corp., AIG Credit Corp. and AIG Life and Retirement of $1.5 billion, $149 million and $194 million, respectively.

(e)  Excludes $23.3 billion related to ILFC as it is classified as a held for sale business at June 30, 2013.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

The decrease in total debt outstanding as of June 30, 2013, compared to December 31, 2012, was due to maturities and repayments of debt, including cash tender offers, redemptions and repurchases of certain securities discussed above.

Debt Maturities

The following table summarizes maturing debt at June 30, 2013 of AIG (excluding $1.8 billion of borrowings of consolidated investments) for the next four quarters:

(in millions)	Third Quarter 2013	Fourth Quarter 2013	First Quarter 2014	Second Quarter 2014	Total

AIG general borrowings	$77	$469	$500	$–	$1,046
AIG borrowings supported by assets	875	98	379	514	1,866
Other subsidiaries notes, bonds, loans and mortgages payable	5	–	–	–	5

Total	$957	$567	$879	$514	$2,917

AIG borrowings supported by assets consisted of debt under the DIB. At June 30, 2013, all of the debt maturities in the DIB through June 30, 2014 are supported by short-term investments and maturing investments.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $1.8 billion in borrowings of consolidated investments:

June 30, 2013		Remainder	Year Ending
(in millions)	Total	of 2013	2014	2015	2016	2017	2018	Thereafter

General borrowings:
Notes and bonds payable	$12,892	$469	$500	$999	$1,725	$1,383	$2,494	$5,322
Subordinated debt	250	–	–	250	–	–	–	–
Junior subordinated debt	6,478	–	–	–	–	–	–	6,478
Loans and mortgages payable	78	77	–	1	–	–	–	–
AIGLH notes and bonds payable	299	–	–	–	–	–	–	299
Liabilities connected to trust preferred stock(a)	1,094	–	–	–	–	–	–	1,094

AIG general borrowings	$21,091	$546	$500	$1,250	$1,725	$1,383	$2,494	$13,193

Borrowings supported by assets:
MIP notes payable	8,879	694	1,584	999	1,260	3,898	444	–
Series AIGFP matched notes and bonds payable	3,495	–	–	–	–	–	3,241	254
GIAs, at fair value	5,816	179	593	594	310	249	647	3,244
Notes and bonds payable, at fair value	1,197	100	29	238	215	123	158	334

AIG borrowings supported by assets	19,387	973	2,206	1,831	1,785	4,270	4,490	3,832

Other subsidiaries notes, bonds, loans and mortgages payable	296	5	1	45	2	6	3	234

Total	$40,774	$1,524	$2,707	$3,126	$3,512	$5,659	$6,987	$17,259

(a)  On July 11, 2013, AIGLH junior subordinated debentures with the same terms as the trust preferred securities were distributed to holders of the trust preferred securities and the trust preferred securities were cancelled.

Credit Ratings

Credit ratings estimate a company's ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of July 31, 2013. Figures in parentheses indicate the relative ranking of the ratings within the agency's rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

Dividends and Repurchases of AIG Common Stock

On August 1, 2013, our Board of Directors declared a cash dividend on AIG Common Stock of $0.10 per share, payable on September 26, 2013 to shareholders of record on September 12, 2013. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 11 to the Condensed Consolidated Financial Statements.

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The timing of such repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. See Note 20 to the Consolidated Financial Statements in the 2012 Annual Report for additional discussion of restrictions on payments of dividends by AIG's subsidiaries.

ITEM 2 / INVESTMENTS

Investments

OVERVIEW

Our investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the respective business models for AIG Property Casualty, AIG Life and Retirement and AIG Parent including the DIB. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus to support the insurance products. The majority of assets backing our insurance liabilities consist of intermediate and long duration fixed maturity securities.

Market Conditions

Our investments and investment strategies were affected by the following conditions in the second quarter of 2013:

•
The Federal Reserve's potential tapering of its quantitative easing bond purchase program led to a selloff in the bond market in June. Slowing growth in China and continued challenges in Europe added to the uncertainty in the bond market.

•
Although June ended seven months of positive performance in the domestic equity markets, the second quarter performance was muted, at approximately 2 percent. U.S. equity markets reached record high levels during the quarter before retreating in the last half of June.

•
Bond yields increased sharply during the second quarter of 2013, with the ten-year U.S. Treasury rates increasing 64 basis points to end the quarter at 2.49 percent. In addition, spreads on investment grade and high yield securities widened during the quarter.

•
The performance of the U.S. dollar relative to other currencies was mixed during the quarter as it strengthened 5 percent against the Yen, weakened 1 percent against the Euro, and was flat against the British Pound.

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

•
AIG Parent's liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade, fixed maturity securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and tenor. During the first half of 2013, upon an assessment of its immediate and longer-term funding needs, AIG Parent purchased publicly traded, intermediate term, investment grade fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity.

ITEM 2 / INVESTMENTS

Investment Highlights

The following is an overview of investment activities during the second quarter of 2013:

•
An increase in rates and widening of investment grade and high yields spreads resulted in net unrealized losses in the investment portfolio. Net unrealized gains in our available-for-sale portfolio declined to approximately $14 billion as of June 30, 2013 from approximately $25 billion as of December 31, 2012 due to increases in interest rates and the realization of over $1.5 billion in gains.

•
We continued to make investments in structured securities and other fixed maturity securities with attractive and appropriate risk versus return characteristics to improve yields and increase net investment income.

•
Net investment income benefited from higher returns on alternative investments primarily due to the performance of equity markets.

•
Blended investment yields on new AIG Life and Retirement and AIG Property Casualty investments were lower than blended rates on investments that were sold, matured or called.

•
Other-than-temporary-impairments remained at low levels, with a small portion attributable to structured securities.

Credit Ratings

At June 30, 2013, approximately 89 percent of fixed maturity securities were held by our domestic entities. Approximately 17 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 15 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of our foreign entities' fixed maturity securities portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available for some foreign issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At June 30, 2013, approximately 16 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 3 percent were rated below investment grade or not rated. Approximately 49 percent of the foreign entities' fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

ITEM 2 / INVESTMENTS

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Trading		Total
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

Rating:
Other fixed maturity
securities
AAA	$18,948	$21,433	$3,959	$6,047	$22,907	$27,480
AA	42,275	44,224	2,166	636	44,441	44,860
A	59,574	62,824	451	588	60,025	63,412
BBB	73,724	78,554	426	468	74,150	79,022
Below investment grade	9,269	9,775	340	265	9,609	10,040
Non-rated	54	290	–	112	54	402

Total	$203,844	$217,100	$7,342	$8,116	$211,186	$225,216

Mortgage-backed, asset-
backed and collateralized
AAA	$22,296	$21,151	$2,878	$2,843	$25,174	$23,994
AA	3,524	3,162	2,767	2,889	6,291	6,051
A	6,321	5,533	1,132	928	7,453	6,461
BBB	3,613	3,497	688	807	4,301	4,304
Below investment grade	21,616	19,390	8,923	8,957	30,539	28,347
Non-rated	15	126	59	44	74	170

Total	$57,385	$52,859	$16,447	$16,468	$73,832	$69,327

Total
AAA	$41,244	$42,584	$6,837	$8,890	$48,081	$51,474
AA	45,799	47,386	4,933	3,525	50,732	50,911
A	65,895	68,357	1,583	1,516	67,478	69,873
BBB	77,337	82,051	1,114	1,275	78,451	83,326
Below investment grade	30,885	29,165	9,263	9,222	40,148	38,387
Non-rated	69	416	59	156	128	572

Total	$261,229	$269,959	$23,789	$24,584	$285,018	$294,543

ITEM 2 / INVESTMENTS

Investments by Segment

The following tables summarize the composition of AIG's investments by reportable segment:

	Reportable Segment			Consolidation
(in millions)	AIG Property Casualty	AIG Life and Retirement	Other Operations	and Eliminations	Total

June 30, 2013
Fixed maturity securities:
Bonds available for sale, at fair value	$100,039	$154,753	$10,426	$(3,989)	$261,229
Bond trading securities, at fair value	2,092	2,522	19,369	(194)	23,789
Equity securities:
Common and preferred stock available for sale, at fair value	3,035	104	14	–	3,153
Common and preferred stock trading, at fair value	151	508	99	–	758
Mortgage and other loans receivable, net of allowance	1,433	18,984	1,394	(1,954)	19,857
Other invested assets	13,100	12,755	3,397	(46)	29,206
Short-term investments	5,016	6,798	9,238	(837)	20,215

Total investments*	124,866	196,424	43,937	(7,020)	358,207
Cash	1,063	401	298	–	1,762

Total invested assets	$125,929	$196,825	$44,235	$(7,020)	$359,969

December 31, 2012
Fixed maturity securities:
Bonds available for sale, at fair value	$102,563	$163,550	$6,580	$(2,734)	$269,959
Bond trading securities, at fair value	1,597	1,856	21,362	(231)	24,584
Equity securities:
Common and preferred stock available for sale, at fair value	3,093	111	8	–	3,212
Common and preferred stock trading, at fair value	–	562	100	–	662
Mortgage and other loans receivable, net of allowance	2,839	18,755	2,015	(4,127)	19,482
Other invested assets	12,720	12,737	3,280	380	29,117
Short-term investments	7,935	7,392	14,432	(951)	28,808

Total investments*	130,747	204,963	47,777	(7,663)	375,824
Cash	649	297	205	–	1,151

Total invested assets	$131,396	$205,260	$47,982	$(7,663)	$376,975

*     At June 30, 2013 approximately 89 percent and 11 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 88 percent and 12 percent, respectively, at December 31, 2012.

AIG Property Casualty

In our property casualty business, the duration of liabilities for long-tail casualty lines is greater than that for other lines. As differentiated from the life insurance and retirement services companies, the focus is not on asset-liability matching, but on preservation of capital and growth of surplus.

Fixed maturity securities of AIG Property Casualty domestic operations, with an average duration of 4.1 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns as well as taxable municipal bonds, government and agency bonds, and corporate bonds. The majority of these high quality investments are rated A or higher based on composite ratings.

ITEM 2 / INVESTMENTS

Fixed maturity securities held in AIG Property Casualty foreign operations are of high quality and short to intermediate duration, averaging 4.2 years.

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

Fixed maturity securities of AIG Life and Retirement, with an average duration of 6.2 years, are comprised of taxable corporate bonds, as well as municipal and government bonds, commercial mortgage loans, and agency and non-agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on our composite ratings.

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

The following table presents the NAIC Designations of the fixed maturity securities in AIG Life and Retirement's fixed maturity security portfolio based on fair value:

At June 30, 2013 (in millions)	Rating Agency Designation	Other Fixed Maturity Securities	Mortgage-Backed, Asset-Backed and Collateralized	Total

Investment grade:
1	Aaa/Aa/A	$47,056	$36,873	$83,929
2	Baa	61,538	1,877	63,415

Subtotal		108,594	38,750	147,344

Below investment grade:
3	Ba	4,054	817	4,871
4	B	2,018	444	2,462
5	Caa and Lower	463	427	890
6	In or near default	128	1,211	1,339

Subtotal		6,663	2,899	9,562

Total*		$115,257	$41,649	$156,906

*     Excludes $369 million of fixed maturity securities for which no NAIC rating is available because they are not held in legal entities within AIG Life and Retirement that require a statutory filing.

Available-for-Sale Investments

The following table presents the fair value of AIG's available-for-sale securities:

(in millions)	Fair Value at June 30, 2013	Fair Value at December 31, 2012

Bonds available for sale:
U.S. government and government sponsored entities	$3,530	$3,483
Obligations of states, municipalities and political subdivisions	32,728	35,705
Non-U.S. governments	23,629	26,800
Corporate debt	143,957	151,112
Mortgage-backed, asset-backed and collateralized:
RMBS	36,982	34,392
CMBS	10,681	9,915
CDO/ABS	9,722	8,552

Total mortgage-backed, asset-backed and collateralized	57,385	52,859

Total bonds available for sale*	261,229	269,959

Equity securities available for sale:
Common stock	2,893	3,029
Preferred stock	81	78
Mutual funds	179	105

Total equity securities available for sale	3,153	3,212

Total	$264,382	$273,171

*     At June 30, 2013 and December 31, 2012, bonds available for sale held by us that were below investment grade or not rated totaled $31.0 billion and $29.6 billion, respectively.

ITEM 2 / INVESTMENTS

Investments in Municipal Bonds

At June 30, 2013, the U.S. municipal bond portfolio of AIG Property Casualty was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 98 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

June 30, 2013 (in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value

State:
California	$664	$1,236	$2,847	$4,747
Texas	221	2,199	1,958	4,378
New York	22	758	3,428	4,208
Washington	663	216	735	1,614
Massachusetts	834	–	836	1,670
Illinois	153	673	739	1,565
Florida	329	9	948	1,286
Virginia	88	115	858	1,061
Georgia	475	154	393	1,022
Arizona	–	155	790	945
Ohio	172	115	503	790
Maryland	427	92	161	680
Pennsylvania	411	65	191	667
All other states	1,419	1,124	5,552	8,095

Total(a)(b)	$5,878	$6,911	$19,939	$32,728

(a)  Excludes certain university and not- for- profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(b)  Includes $8.4 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

Industry Category (in millions)	Fair Value at June 30, 2013	Fair Value at December 31, 2012

Financial institutions:
Money Center /Global Bank Groups	$11,853	$12,300
Regional banks — other	778	885
Life insurance	3,843	4,180
Securities firms and other finance companies	569	636
Insurance non-life	5,020	5,429
Regional banks — North America	6,789	7,729
Other financial institutions	7,636	7,633
Utilities	23,691	24,993
Communications	11,211	11,744
Consumer noncyclical	16,905	17,307
Capital goods	9,007	9,697
Energy	10,929	11,275
Consumer cyclical	10,750	10,781
Basic	9,172	9,753
Other	15,804	16,770

Total*	$143,957	$151,112

*     At both June 30, 2013 and December 31, 2012, approximately 94 percent of these investments were rated investment grade.

ITEM 2 / INVESTMENTS

Investments in RMBS

The following table presents AIG's RMBS available for sale investments by year of vintage:

(in millions)	Fair Value at June 30, 2013	Fair Value at December 31, 2012

Total RMBS
2013	$1,641	$–
2012	2,571	1,630
2011	7,025	7,545
2010	2,231	2,951
2009	289	378
2008 and prior*	23,225	21,888

Total RMBS	$36,982	$34,392

Agency
2013	$1,626	$–
2012	2,362	1,395
2011	4,966	5,498
2010	2,145	2,812
2009	223	321
2008 and prior	2,817	3,548

Total Agency	$14,139	$13,574

Alt-A
2010	$45	$53
2008 and prior	9,671	7,871

Total Alt-A	$9,716	$7,924

Subprime
2008 and prior	$2,398	$2,151

Total Subprime	$2,398	$2,151

Prime non-agency
2013	$16	$–
2012	209	235
2011	2,059	2,047
2010	42	86
2009	66	58
2008 and prior	7,872	7,910

Total Prime non-agency	$10,264	$10,336

Total Other housing related	$465	$407

*     Includes approximately $10.8 billion and $8.8 billion at June 30, 2013 and December 31, 2012, respectively of Purchased Credit Impaired securities that were purchased at a significant discount to amortized cost commencing in the second quarter of 2011.

ITEM 2 / INVESTMENTS

The following table presents our RMBS available for sale investments by credit rating:

(in millions)	Fair Value at June 30, 2013	Fair Value at December 31, 2012

Rating:
Total RMBS
AAA	$16,656	$16,048
AA	526	795
A	663	411
BBB	765	744
Below investment grade(a)	18,372	16,283
Non-rated	–	111

Total RMBS(b)	$36,982	$34,392

Agency RMBS
AAA	$14,069	$13,464
AA	70	110

Total Agency	$14,139	$13,574

Alt-A RMBS
AAA	$35	$57
AA	81	195
A	149	83
BBB	280	314
Below investment grade(a)	9,171	7,275

Total Alt-A	$9,716	$7,924

Subprime RMBS
AAA	$34	$38
AA	85	170
A	223	129
BBB	234	185
Below investment grade(a)	1,822	1,629

Total Subprime	$2,398	$2,151

Prime non-agency
AAA	$2,507	$2,487
AA	282	317
A	288	196
BBB	210	208
Below investment grade(a)	6,977	7,017
Non-rated	–	111

Total prime non-agency	$10,264	$10,336

Total Other housing related	$465	$407

(a)  Commencing in the second quarter of 2011, we began purchasing certain RMBS that had experienced deterioration in credit quality since their origination. See Note 6 to the Condensed Consolidated Financial Statements, Investments — Purchased Credit Impaired (PCI) Securities, for additional discussion.

(b)  The weighted average expected life was 5 years and 6 years at June 30, 2013 and December 31, 2012, respectively.

Our underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

ITEM 2 / INVESTMENTS

Investments in CMBS

The following table presents our CMBS available for sale investments:

(in millions)	Fair Value at June 30, 2013	Fair Value at December 31, 2012

CMBS (traditional)	$8,606	$7,880
Agency	1,576	1,486
Other	499	549

Total	$10,681	$9,915

The following table presents our CMBS available for sale investments by year of vintage:

(in millions)	Fair Value at June 30, 2013	Fair Value at December 31, 2012

Year:
2013	$1,534	$–
2012	1,170	1,427
2011	1,241	1,347
2010	656	807
2009	11	44
2008 and prior	6,069	6,290

Total	$10,681	$9,915

The following table presents our CMBS available for sale investments by credit rating:

(in millions)	Fair Value at June 30, 2013	Fair Value at December 31, 2012

Rating:
AAA	$4,753	$4,276
AA	1,791	1,591
A	806	808
BBB	1,155	1,228
Below investment grade	2,161	1,997
Non-rated	15	15

Total	$10,681	$9,915

The following table presents our CMBS available for sale investments by geographic region:

(in millions)	Fair Value at June 30, 2013	Fair Value at December 31, 2012

Geographic region:
New York	$2,043	$1,833
California	1,081	923
Texas	613	574
Florida	451	395
New Jersey	366	288
Virginia	337	319
Illinois	318	267
Pennsylvania	220	198
Hawaii	216	217
Massachusetts	206	185
Georgia	203	183
Arizona	186	127
All Other*	4,441	4,406

Total	$10,681	$9,915

*     Includes Non-U.S. locations.

ITEM 2 / INVESTMENTS

The following table presents our CMBS available for sale investments by industry:

(in millions)	Fair Value at June 30, 2013	Fair Value at December 31, 2012

Industry:
Office	$2,812	$2,696
Multi-family*	2,507	2,423
Retail	2,691	2,409
Lodging	1,397	1,215
Industrial	549	552
Other	725	620

Total	$10,681	$9,915

*     Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable during the second quarter of 2013. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

(in millions)	Fair value at June 30, 2013	Fair value at December 31, 2012

Collateral Type:
Bank loans (CLO)	$3,546	$2,579
Synthetic investment grade	–	25
Other	703	643
Subprime ABS	–	10

Total	$4,249	$3,257

The following table presents our CDO available for sale investments by credit rating:

(in millions)	Fair Value at June 30, 2013	Fair Value at December 31, 2012

Rating:
AAA	$234	$145
AA	999	543
A	1,765	1,303
BBB	571	524
Below investment grade	680	742

Total	$4,249	$3,257

ITEM 2 / INVESTMENTS

Commercial Mortgage Loans

At June 30, 2013, we had direct commercial mortgage loan exposure of $14.7 billion. At that date, over 99 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

June 30, 2013 (dollars in millions)		Class							Percent of Total
	Number of Loans
		Apartments	Offices	Retails	Industrials	Hotels	Others	Total

State:
California	148	$117	$862	$283	$632	$391	$649	$2,934	20%
New York	86	649	1,312	174	72	101	146	2,454	17
New Jersey	54	462	337	302	7	17	52	1,177	8
Florida	91	62	172	369	87	20	151	861	6
Texas	57	36	263	158	184	150	29	820	5
Pennsylvania	56	47	98	183	112	16	14	470	3
Connecticut	20	270	144	5	44	–	–	463	3
Ohio	50	158	34	95	62	38	3	390	3
Maryland	22	21	142	202	13	4	4	386	3
Arizona	10	40	106	57	35	1	86	325	2
Other states	356	450	1,263	1,078	377	485	433	4,086	28
Foreign	60	1	128	–	64	–	114	307	2

Total*	1,010	$2,313	$4,861	$2,906	$1,689	$1,223	$1,681	$14,673	100%

*     Excludes portfolio valuation losses.

See Note 7 to the Consolidated Financial Statements in the 2012 Annual Report for further discussion.

Impairments

The following table presents impairments by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Fixed maturity securities, available for sale	$22	$105	$58	$554
Equity securities, available for sale	5	45	10	49
Private equity funds and hedge funds	59	66	92	231

Subtotal	86	216	160	834

Life settlement contracts(a)	38	56	87	114
Alternative investments	–	–	1	–
Real estate(a)	14	–	19	7

Total	$138	$272	$267	$955

(a)  Impairments of investments in Life settlement contracts and Real estate are recorded in Other realized losses.

ITEM 2 / INVESTMENTS

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

Other-than-temporary impairment charges by reportable segment and impairment type:

	Reportable Segment
(in millions)	AIG Property Casualty	AIG Life and Retirement	Other Operations	Total

Three Months Ended June 30, 2013
Impairment Type:
Severity	$3	$–	$–	$3
Change in intent	–	–	–	–
Foreign currency declines	–	–	–	–
Issuer-specific credit events	5	77	–	82
Adverse projected cash flows	1	–	–	1

Total	$9	$77	$–	$86

Three Months Ended June 30, 2012
Impairment Type:
Severity	$5	$5	$–	$10
Change in intent	–	2	–	2
Foreign currency declines	1	–	–	1
Issuer-specific credit events	90	107	5	202
Adverse projected cash flows	–	1	–	1

Total	$96	$115	$5	$216

Six Months Ended June 30, 2013
Impairment Type:
Severity	$5	$–	$–	$5
Change in intent	2	–	1	3
Foreign currency declines	–	–	–	–
Issuer-specific credit events	20	125	–	145
Adverse projected cash flows	1	6	–	7

Total	$28	$131	$1	$160

Six Months Ended June 30, 2012
Impairment Type:
Severity	$9	$5	$–	$14
Change in intent	2	20	–	22
Foreign currency declines	6	–	–	6
Issuer-specific credit events	281	480	27	788
Adverse projected cash flows	1	3	–	4

Total	$299	$508	$27	$834

ITEM 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and impairment type:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

Three Months Ended June 30, 2013
Impairment Type:
Severity	$–	$–	$–	$–	$3	$3
Change in intent	–	–	–	–	–	–
Foreign currency declines	–	–	–	–	–	–
Issuer-specific credit events	5	–	15	1	61	82
Adverse projected cash flows	1	–	–	–	–	1

Total	$6	$–	$15	$1	$64	$86

Three Months Ended June 30, 2012
Impairment Type:
Severity	$–	$–	$–	$–	$10	$10
Change in intent	–	–	–	–	2	2
Foreign currency declines	–	–	–	1	–	1
Issuer-specific credit events	70	2	28	2	100	202
Adverse projected cash flows	1	–	–	–	–	1

Total	$71	$2	$28	$3	$112	$216

Six Months Ended June 30, 2013
Impairment Type:
Severity	$–	$–	$–	$–	$5	$5
Change in intent	–	–	–	1	2	3
Foreign currency declines	–	–	–	–	–	–
Issuer-specific credit events	9	3	28	10	95	145
Adverse projected cash flows	7	–	–	–	–	7

Total	$16	$3	$28	$11	$102	$160

Six Months Ended June 30, 2012
Impairment Type:
Severity	$–	$–	$–	$–	$14	$14
Change in intent	–	–	–	–	22	22
Foreign currency declines	–	–	–	6	–	6
Issuer-specific credit events	400	5	117	21	245	788
Adverse projected cash flows	4	–	–	–	–	4

Total	$404	$5	$117	$27	$281	$834

*     Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

ITEM 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

Three Months Ended June 30, 2013
Rating:
AAA	$1	$–	$–	$–	$–	$1
AA	–	–	–	–	–	–
A	–	–	–	–	–	–
BBB	–	–	–	–	–	–
Below investment grade	5	–	15	1	–	21
Non-rated	–	–	–	–	64	64

Total	$6	$–	$15	$1	$64	$86

Three Months Ended June 30, 2012
Rating:
AAA	$–	$–	$–	$1	$–	$1
AA	1	–	–	–	–	1
A	–	–	–	–	1	1
BBB	1	–	–	–	–	1
Below investment grade	69	2	28	2	–	101
Non-rated	–	–	–	–	111	111

Total	$71	$2	$28	$3	$112	$216

Six Months Ended June 30, 2013
Rating:
AAA	$1	$–	$–	$–	$–	$1
AA	–	–	–	–	–	–
A	–	–	–	–	–	–
BBB	–	–	–	–	–	–
Below investment grade	15	3	28	10	–	56
Non-rated	–	–	–	1	102	103

Total	$16	$3	$28	$11	$102	$160

Six Months Ended June 30, 2012
Rating:
AAA	$–	$–	$–	$1	$–	$1
AA	2	–	–	–	–	2
A	1	1	–	–	1	3
BBB	3	–	–	–	–	3
Below investment grade	398	4	117	20	–	539
Non-rated	–	–	–	6	280	286

Total	$404	$5	$117	$27	$281	$834

*     Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2013 and 2012 related to:

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

ITEM 2 / INVESTMENTS

There was no significant impact to our consolidated financial condition or results of operations from other-than-temporary impairment charges for any one single credit. Also, no individual other-than-temporary impairment charge exceeded 0.01 percent and 0.10 percent of total equity at June 30, 2013 and 2012, respectively.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $222 million and $231 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $427 million and $453 million for the six-month periods ended June 30, 2013 and 2012, respectively. For a discussion of AIG's other-than-temporary impairment accounting policy, see Note 7 to the Consolidated Financial Statements in the 2012 Annual Report.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2013	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0 – 6 months	$47,874	$2,569	4,185	$304	$69	12	$–	$–	–	$48,178	$2,638	4,197
7 – 11 months	3,786	387	420	175	39	28	–	–	–	3,961	426	448
12 months or more	3,241	228	291	326	91	19	12	10	1	3,579	329	311

Total	$54,901	$3,184	4,896	$805	$199	59	$12	$10	1	$55,718	$3,393	4,956

Below investment grade bonds
0 – 6 months	$6,091	$252	903	$65	$24	6	$–	$–	–	$6,156	$276	909
7 – 11 months	253	25	39	105	29	7	–	–	–	358	54	46
12 months or more	2,294	192	308	472	143	77	53	38	17	2,819	373	402

Total	$8,638	$469	1,250	$642	$196	90	$53	$38	17	$9,333	$703	1,357

Total bonds
0 – 6 months	$53,965	$2,821	5,088	$369	$93	18	$–	$–	–	$54,334	$2,914	5,106
7 – 11 months	4,039	412	459	280	68	35	–	–	–	4,319	480	494
12 months or more	5,535	420	599	798	234	96	65	48	18	6,398	702	713

Total(e)	$63,539	$3,653	6,146	$1,447	$395	149	$65	$48	18	$65,051	$4,096	6,313

Equity securities
0 – 11 months	$243	$18	87	$43	$15	36	$–	$–	–	$286	$33	123
12 months or more	–	–	–	9	2	2	–	–	–	9	2	2

Total	$243	$18	87	$52	$17	38	$–	$–	–	$295	$35	125

(a)  Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)  Represents the percentage by which fair value is less than cost at June 30, 2013.

(c)  For bonds, represents amortized cost.

(d)  The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)  Item count is by CUSIP by subsidiary.

For the six-month periods ended June 30, 2013, net unrealized gains related to fixed maturity and equity securities decreased by $11.3 billion primarily due to the increase in interest rates for investment grade fixed maturity securities, which more than offset the narrowing of credit spreads for high yield securities.

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

We devote considerable resources to managing our direct and indirect credit exposures. These exposures may arise from fixed maturity investments, equity securities, deposits, reverse repurchase agreements and repurchase agreements, commercial paper, corporate and consumer loans, leases, reinsurance recoverables, counterparty risk arising from derivatives activities, collateral extended to counterparties, insurance risk cessions to third parties, financial guarantees and letters of credit accepted as collateral.

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

We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in some circumstances, we may require third-party guarantees, reinsurance or collateral, such as cash, letters of credit and trust collateral accounts. We treat these guarantees, reinsurance recoverables, letters of credit and trust collateral accounts as credit exposure and include them in our risk concentration exposure data. We identify our aggregate credit exposures to our underlying counterparty risks.

Largest Credit Concentrations

Our single largest credit exposure, the U.S. Government, was 25 percent of Total equity at both June 30, 2013 and December 31, 2012. Exposure to the U.S. Government primarily includes credit exposure related to U.S. Treasury and government agency securities and to direct and guaranteed exposures to U.S. government-sponsored entities, primarily the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) based upon their U.S. Government conservatorship. Based on our internal risk ratings, at June 30, 2013, our largest below investment grade-rated credit exposure, apart from ILFC leasing arrangements secured by aircraft with airlines having below investment grade ratings, was related to a non-financial corporate counterparty. That exposure was 0.6 percent of Total equity at both June 30, 2013 and December 31, 2012.

Government Credit Concentrations (non-U.S.)

Our total direct and guaranteed credit exposure to non-U.S. governments is $21.1 billion at June 30, 2013, compared to $23.7 billion in December 31, 2012. Our single largest concentration in this sector was to the government of Japan in the amount of $6.5 billion at June 30, 2013. Most of these securities were held in the investment portfolios of our Japanese insurance operations and are yen denominated.

ITEM 2 / ENTERPRISE RISK MANAGEMENT

The following table presents our aggregate credit exposures to non-U.S. governments and their agencies, dependent state-owned enterprises, financial institutions and local governments:

(in millions)	June 30, 2013	December 31, 2012*

Japan	$6,454	$8,109
Canada	2,629	2,718
Germany	1,293	1,446
France	1,119	1,207
China	936	926
Brazil	733	601
South Korea	696	693
Singapore	635	631
United Kingdom	620	816
Mexico	511	552
Other	5,513	6,032

Total	$21,139	$23,731

*     The prior period has been changed to reflect the inclusion of Brazil and the exclusion of Australia.

Financial Institution Concentrations

Our single largest industry credit exposure at June 30, 2013 was to the global financial institutions sector as a whole, which includes banks and finance companies, securities firms, and insurance and reinsurance companies, many of which can be highly correlated at times of market stress. As of June 30, 2013, credit exposure to this sector was $79.1 billion, or 81 percent of Total equity compared to 87 percent at December 31, 2012.

At June 30, 2013:

•
$74.8 billion, or 95 percent, of these global financial institution credit exposures were considered investment grade based on our internal ratings.

•
$4.3 billion, or 5 percent, were considered non-investment grade based on our internal ratings. Aggregate credit exposure to the ten largest below investment grade-rated financial institutions was $1.9 billion.

•
Our aggregate credit exposure to fixed maturity securities of the financial institution sector amounted to $32.6 billion.

•
Short-term bank deposit placements, reverse repurchase agreements, repurchase agreements and commercial paper issued by financial institutions (primarily commercial banks), operating account balances with banks and bank-issued commercial letters of credit supporting insurance credit exposures were $14.0 billion, or 18 percent of the total global financial institution credit exposure.

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

ITEM 2 / ENTERPRISE RISK MANAGEMENT

The following table presents our aggregate United Kingdom and European credit exposures (excluding ILFC) by major sector:

	June 30, 2013
(in millions)	Sovereign	Financial Institution	Non- Financial Corporates	Structured Products/ Other(a)	Total	December 31, 2012 Total

Euro-Zone countries:
France	$1,119	$2,464	$7,118	$173	$10,874	$10,533
Germany	1,293	4,089	3,886	133	9,401	9,248
Netherlands	235	4,218	2,240	1,645	8,338	8,333
Spain	155	666	2,303	208	3,332	4,067
Italy	90	343	1,908	217	2,558	2,848
Belgium	146	199	854	–	1,199	1,174
Ireland	–	97	996	–	1,093	1,018
Luxembourg	–	21	616	33	670	666
Austria	141	152	206	–	499	523
Finland	127	32	299	–	458	432
Other Euro-Zone	30	19	180	11	240	306

Total Euro-Zone	$3,336	$12,300	$20,606	$2,420	$38,662	$39,148

Remainder of Europe
United Kingdom	$620	$8,410	$15,676	$4,693	$29,399	$30,372
Switzerland	70	5,135	2,845	–	8,050	7,290
Sweden	112	2,517	511	–	3,140	3,643
Other remainder of Europe	1,007	914	2,375	955	5,251	5,612

Total remainder of Europe	$1,809	$16,976	$21,407	$5,648	$45,840	$46,917

Total	$5,145	$29,276	$42,013	$8,068	$84,502	$86,065

(a)  Other represents mortgage guaranty insurance risk-in-force ($411 million), primarily in Italy ($169 million) and Spain ($109 million).

Aggregate credit exposure to European governments totaled $5.1 billion at June 30, 2013, compared to $6.0 billion at December 31, 2012. Many of the European governments' ratings have been downgraded by one or more of the major rating agencies, occurring mostly in countries in the Euro-Zone periphery where our government credit exposures (Spain, Italy and Portugal) totaled $248 million at June 30, 2013. The downgrades primarily reflect continued recessionary conditions, large government budget deficits, rising government debt-to-GDP ratios and large financing requirements of these countries. These credit exposures primarily included available-for-sale and trading securities (at fair value) issued by these governments. At June 30, 2013, we had no direct or guaranteed credit exposure to the governments of Greece, Ireland, Cyprus or Slovenia.

Our exposure to European financial institutions at June 30, 2013 included $17.4 billion of credit exposures to European banks, of which $16.3 billion were considered investment grade based on our internal ratings. Aggregate below investment grade rated credit exposures to European banks were $1.1 billion. Our credit exposures to banks domiciled in the Euro-Zone countries totaled $7.5 billion at June 30, 2013, of which $4.4 billion were fixed maturity securities. Credit exposures to banks based in the Euro-Zone periphery (Spain, Italy, Ireland, Greece, and Portugal) totaled $977 million, of which $729 million were fixed maturity securities. These credit exposures were primarily to the largest banks in Spain and Italy. Credit exposures to banks based in France totaled $1.5 billion at June 30, 2013, of which $850 million were fixed maturity securities. Our credit exposures were predominantly to the largest banks in these countries.

In addition, our exposure at June 30, 2013 to European financial institutions included $11.8 billion of aggregate credit exposure to non-bank institutions, mostly insurers and reinsurers, with $9.3 billion, or 79 percent, of credit exposure representing reinsurance recoverable balances. Reinsurance recoverables were primarily to highly rated reinsurers based in Switzerland, Germany and the United Kingdom. At June 30, 2013, $1.5 billion of the aggregate credit exposure to non-banks was fixed maturity securities, of which 96 percent were considered investment grade based on our internal ratings.

ITEM 2 / ENTERPRISE RISK MANAGEMENT

Of the $20.6 billion of non-financial institution corporate exposure to Euro-Zone countries at June 30, 2013, 95 percent was to fixed maturity securities ($11.2 billion) and insurance-related products ($8.4 billion), with the majority of the insurance exposures being trade credit insurance ($3.3 billion), captive fronting programs ($3.1 billion), and surety bonds ($1.4 billion). Our exposure to France of $7.1 billion at June 30, 2013 represented the largest single non-financial corporate country exposure within the Euro-Zone, of which $2.7 billion were fixed maturity securities. Approximately two-thirds of the French exposures were to issuers in the utilities, oil and gas, and telecommunications industries. Euro-Zone periphery non-financial institution corporate exposures ($5.4 billion) at June 30, 2013 were heavily weighted towards large multinational corporations or issuers in relatively stable industries, such as regulated utilities (22 percent), telecommunications (15 percent), and oil and gas (9 percent).

Of the $7.7 billion at June 30, 2013 of United Kingdom and European structured product exposures (largely consisting of residential mortgage-backed, commercial mortgage-backed and other asset-backed securities), United Kingdom structured products accounted for 72 percent, while the Netherlands and Germany comprised 21 percent and 2 percent, respectively. Structured product exposures to the Euro-Zone periphery accounted for 2 percent of the total. Approximately 78 percent of the United Kingdom and European structured products exposures were rated A or better at June 30, 2013 based on external rating agency ratings.

In addition, we had commercial real estate related net equity investments in Europe totaling $420 million and related unfunded commitments of $88 million at June 30, 2013.

The following table presents our aggregate United Kingdom and European credit exposures (excluding ILFC) by product type:

	June 30, 2013
(in millions)	Fixed Maturity Securities(a)	Cash and Short-Term Investments(b)	Insurance Credit Exposures(c)	Reinsurance Recoverables	Other(d)	Total	December 31, 2012 Total

Euro-Zone countries:
France	$4,932	$352	$3,886	$566	$1,138	$10,874	$10,533
Germany	4,571	293	1,942	2,530	65	9,401	9,248
Netherlands	5,948	36	1,751	579	24	8,338	8,333
Spain	1,830	100	1,348	53	1	3,332	4,067
Italy	1,546	2	931	69	10	2,558	2,848
Belgium	852	1	340	3	4	1,200	1,174
Ireland	845	56	192	–	–	1,093	1,018
Luxembourg	330	8	332	1	–	671	666
Austria	289	7	198	4	–	498	523
Finland	317	7	131	3	–	458	432
Other Euro-Zone	95	7	137	–	–	239	306

Total Euro-Zone	$21,555	$869	$11,188	$3,808	$1,242	$38,662	$39,148

Remainder of Europe
United Kingdom	$16,121	$1,236	$8,244	$2,251	$1,547	$29,399	$30,372
Switzerland	3,088	185	1,077	3,700	–	8,050	7,290
Sweden	1,556	1,270	311	3	–	3,140	3,643
Other remainder of Europe	3,150	515	1,345	26	215	5,251	5,612

Total remainder of Europe	$23,915	$3,206	$10,977	$5,980	$1,762	$45,840	$46,917

Total	$45,470	$4,075	$22,165	$9,788	$3,004	$84,502	$86,065

(a)  Fixed maturity securities primarily includes available-for-sale and trading securities reported at fair value of $42.3 billion ($42.3 billion amortized cost), and $3.1 billion ($3.0 billion amortized cost), respectively.

(b)  Cash and short-term investments include bank deposit placements ($2.2 billion), collateral posted to counterparties against structured products ($1.6 billion), operating accounts ($76 million) and securities purchased under agreements to resell ($45 million).

(c)  Insurance credit exposures primarily consist of captive fronting management programs ($10.0 billion), trade credit insurance ($6.7 billion), surety bonds ($2.0 billion), commercial letters of credit supporting insurance credit exposures ($768 million) and mortgage guaranty insurance risk-in-force ($411 million).

(d)  Other primarily consists of derivative transactions reported at fair value.

ITEM 2 / ENTERPRISE RISK MANAGEMENT

At June 30, 2013, approximately 90 percent of fixed maturity securities in the United Kingdom and European exposures were considered investment grade based on our internal ratings. European financial institution fixed maturity securities exposure was $9.8 billion, of which $1.0 billion were covered bonds (debt securities secured by a pool of financial assets sufficient to cover any bondholder claims and that have full recourse to the issuing bank). During the second quarter of 2013, $4.4 billion of fixed maturity securities were issued by banks domiciled in the Euro-Zone countries. Our subordinated debt holdings and Tier 1 and preference share securities in these banks totaled $828 million and $300 million, respectively, at June 30, 2013. These exposures were predominantly to the largest banks in those countries.

Other Credit Concentrations

We have a risk concentration in the U.S. municipal sector, primarily through the investment portfolios of our insurance companies. A majority of these securities were held in available-for-sale portfolios of our domestic property and casualty insurance companies. See Investments — Available for Sale Investments herein for further details. We had $385 million of additional exposure to the municipal sector outside of our insurance company portfolios at June 30, 2013, compared to $464 million at December 31, 2012. These exposures consisted of derivatives and trading securities (at fair value), and exposure related to other insurance and financial services operations.

We have a risk concentration in the residential mortgage sector in the form of non-agency RMBS, CDO of RMBS as well as our mortgage guaranty insurance business. See Investments — Available for Sale Investments herein for further details on RMBS and CDO investments. The net risk-in-force for UGC was $35.6 billion at June 30, 2013, of which exposure in the United States was $33.6 billion. At June 30, 2013, UGC had no concentration of exposure in any one state that exceeded 10 percent of UGC's total United States exposure.

We also have a risk concentration in the commercial real estate sector in the form of non-agency CMBS, CDO and CMBS as well as commercial mortgage whole loans and equity investments in commercial real estate. See Investments — Available for Sale Investments and Investments — Commercial Mortgage Loans herein for further details.

We also monitor our aggregate cross-border exposures by country and region. Cross-border exposure is defined as an underlying risk that is taken within a country or jurisdiction other than the country or jurisdiction in which an AIG business unit taking the risk is domiciled. These cross-border exposures include both aggregated cross-border credit exposures to unrelated third parties and cross-border investments in our own international subsidiaries. Five countries had cross-border exposures in excess of 10 percent of Total equity at both June 30, 2013 and December 31, 2012. Based on our internal risk ratings, at June 30, 2013, three countries were rated AAA and two were rated AA. The two largest cross-border exposures were to the United Kingdom and Bermuda.

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

•
VaR. Value at Risk (VaR) is a summary statistical measure that uses the estimated volatility and correlation of market factors, and a management-determined level of confidence, to estimate how frequently a portfolio of risk exposures could be expected to lose at least a specified amount. As an example, Federal Reserve's Market Risk Measure specifies a VaR based approach to calculate market risk equivalent assets for capital ratio calculations.

Insurance Operations Portfolio Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Exposure			Effect
(dollars in millions)	June 30, 2013	December 31, 2012	Sensitivity Factor	June 30, 2013	December 31, 2012

Yield sensitive assets	$290,712	$305,809	100 bps parallel increase in all yield curves	$(16,177)	$(16,005)
Equity and alternative			20% decline in stock prices and value
investments exposure	$27,253	$27,131	of alternative investments	$(5,451)	$(5,426)
Foreign currency exchange			10% depreciation of all foreign currency
rates net exposure	$9,669	$9,106	exchange rates against the U.S. dollar	$(967)	$(911)

Exposures to yield curve movements include fixed maturity securities, loans, finance receivables and short-term investments, but exclude consolidated separate account assets. Total yield-sensitive assets decreased 4.9 percent or

ITEM 2 / ENTERPRISE RISK MANAGEMENT

approximately $15.1 billion, compared to December 31, 2012, primarily due to a net decrease in fixed income securities and other fixed assets of $12.3 billion, and a decrease in cash equivalents of $2.8 billion.

Exposures to equity and alternative investment prices include investments in common stock, preferred stocks, mutual funds, hedge funds, private equity funds, commercial real estate and real estate funds, but exclude consolidated separate account assets and consolidated managed partnerships and funds. Total exposure in these areas increased 0.5 percent, or approximately $123 million, compared to December 31, 2012, primarily due to an increase of $239 million related to alternative investments and an increase in common equity securities of $37 million. These increases were partially offset by a decrease in other equity investments of $59 million, a decrease in real estate investments of $57 million and decrease in mutual fund value of $37 million.

Exposures to foreign currency exchange rates reflect our consolidated non-U.S. dollar net capital investments on a GAAP basis. Foreign currency exchange rates net exposure increased 6.2 percent, or $563 million, compared to December 31, 2012. This was primarily due to an increase in Hong Kong dollar exposure of $592 million resulting from AIG Life and Retirement's investment in PICC Group, an increase in Euro exposure of $101 million resulting from a reduction in Euro-denominated debt outstanding and a net increase across other currencies of $259 million. The increase was partially offset by a decrease in Euro exposure of $202 million at AIG Europe Limited, a decrease in British Pound exposure of $108 million resulting from British Pound exchange rate decreasing and a decrease in Canadian Dollar exposure of $108 million resulting from a dividend payment from Chartis Insurance Company of Canada.

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

Additionally, each business unit is responsible for managing liquidity within a framework designed for the measurement and monitoring of liquidity risks inherent in that business. Current cash and liquidity positions are reviewed for changes and against minimum liquidity levels. Future cash inflows and outflows are tracked through cash flow forecasting. If the business unit projects a breach of the minimum liquidity levels, the amount of required liquidity resources will be identified and we will determine any actions to be taken. Business unit level key indicators are assessed to provide advance warning of potential liquidity risks.

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

•
other-than-temporary impairments of financial instruments;

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

On December 9, 2012, American International Group, Inc. (AIG Parent), AIG Capital Corporation (Seller), a wholly-owned direct subsidiary of AIG Parent and the sole shareholder of International Lease Finance Corporation (ILFC), and Jumbo Acquisition Limited (Purchaser) entered into a definitive agreement (the Share Purchase Agreement) for the sale of 80.1 percent of the common stock of ILFC for approximately $4.2 billion in cash (the ILFC Transaction). The Share Purchase Agreement permits the Purchaser to elect to purchase an additional 9.9 percent of the common stock of ILFC for $522.5 million (the Option). On June 15, 2013, AIG, Seller and Purchaser entered into an amendment (the Amendment) to the Share Purchase Agreement, as amended by Amendment No. 1, dated May 10, 2013. The Amendment extended to July 31, 2013, the date on which any of AIG Parent, Seller or Purchaser may terminate the Share Purchase Agreement, as amended, if the closing of the ILFC Transaction has not yet occurred. Under the Amendment, AIG Parent and Seller may pursue (but not enter into definitive documentation for, or

ITEM 2 / CRITICAL ACCOUNTING ESTIMATES

consummate) other offers for ILFC and may continue to pursue (but not engage in widespread solicitation of orders for, or request effectiveness of) the alternative of a public offering.

On July 15, 2013, the Purchaser delivered notice that it intended to exercise the Option, raising the size of the total purchase to 90 percent of the common stock of ILFC.

As of August 5, 2013, the closing of the ILFC Transaction has not occurred. AIG continues to consider ILFC as a non-core business and is continuing to pursue other options including a sale or initial public offering. We determined ILFC met the criteria for held for sale and discontinued operations accounting at June 30, 2013 and December 31, 2012.

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

Our ability to utilize capital loss carryforwards in AIG Life and Retirement depends, in part, on our ability to sell fixed maturity securities in a gain position. Changes in market conditions, including interest rates rising in excess of our projections, may result in a reduction in projected taxable gains and reestablishment of a valuation allowance.

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

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

June 30, 2013 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$270	93%
Fair value based on internal sources	19	7

Total fixed maturity and equity securities(b)	$289	100%

(a)  Includes $25 billion for which the primary source is broker quotes.

(b)  Includes available for sale and trading securities.

Level 3 Assets and Liabilities

Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are measured and classified in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs

ITEM 2 / CRITICAL ACCOUNTING ESTIMATES

available in the marketplace used to measure the fair value. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

The following table presents the amount of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

(in billions)	June 30, 2013	Percentage of Total	December 31, 2012	Percentage of Total

Assets	$45.4	8.4%	$40.5	7.4%
Liabilities	3.0	0.7	4.1	0.9

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

Super Senior Credit Default Swap Portfolio

The entities included in GCM wrote credit protection on the super senior risk layer of collateralized loan obligations (CLOs), multi-sector CDOs and diversified portfolios of corporate debt and prime residential mortgages through 2006. In these transactions, AIG is at risk of credit performance on the super senior risk layer related to such assets.

See Notes 5 and 9 to the Condensed Consolidated Financial Statements for information about the Regulatory Capital, Multi-Sector CDO, Corporate Debt/CLO and other portfolios.

AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on our calculation of the unrealized market valuation loss related to the super senior credit default swap portfolio. For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the Binomial Expansion Technique (BET) model is used to estimate the change in the fair value of the derivative liability. Of the total $3.6 billion net notional amount of CDS written on multi-sector CDOs outstanding at June 30, 2013, a BET value is available for $2.4 billion net notional amount. No BET value is determined for $1.2 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $2.4 billion.

ITEM 2 / CRITICAL ACCOUNTING ESTIMATES

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at June 30, 2013 corresponding to changes in these key inputs:

	Average		Increase (Decrease) to Fair Value of Derivative Liability
(dollars in millions)	Inputs Used at June 30, 2013	Change	Entire Portfolio	RMBS Prime	RMBS Alt-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	46 points	Increase of 5 points	$(125)	$(2)	$(7)	$(58)	$(39)	$(10)	$(9)
		Decrease of 5 points	125	2	7	53	41	9	13

Weighted		Increase of 1 year	9	–	–	6	3	–	–
average life	5.99 years	Decrease of 1 year	(14)	–	–	(9)	(4)	–	(1)

Recovery rates	17%	Increase of 10%	(11)	–	(2)	(5)	(2)	(2)	–
		Decrease of 10%	14	–	1	8	3	1	1

Diversity score(a)	14	Increase of 5	(5)
		Decrease of 5	8

Discount curve(b)	N/A	Increase of 100bps	3

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, including in Part II, Item 1A. Risk Factors, our regulatory status is also discussed in Part I, Item 1. Business — Regulation, Part I, Item 1A. Risk Factors — Regulation, Part II, Item 7. MD&A — Liquidity and Capital Resources — Regulation and Supervision and Note 20 to the Consolidated Financial Statements in the 2012 Annual Report.

Federal Reserve Supervision

On July 8, 2013, AIG received notice from the U.S. Treasury that the Financial Stability Oversight Council (Council) has made a final determination that AIG should be supervised by the Board of Governors of the Federal Reserve System (FRB) as a systemically important financial institution (SIFI) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). As a SIFI, we will be regulated by the FRB both in that capacity and, for as long as AIG continues to control an insured depository institution, in our capacity as a savings and loan holding company (SLHC). The regulations applicable to SIFIs and to SLHCs, when all have been adopted as final rules, may differ materially from each other. We will also be subject to additional regulatory requirements, including heightened prudential standards. For a description of those standards as currently proposed and a discussion of the potential effects on us as a SIFI, see Part II, Item 1A. Risk Factors - Regulation.

Other Regulatory Developments

As described below, AIG has been designated as a Global Systemically Important Insurer (G-SII).

In addition to the adoption of Dodd-Frank in the United States, regulators and lawmakers around the world are actively reviewing the causes of the financial crisis and taking steps to avoid similar problems in the future. The Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly SIFIs, should be regulated. These frameworks and recommendations address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including compensation, and a number of related issues associated with responses to the financial crisis. The FSB has directed the International Association of Insurance Supervisors (the IAIS, headquartered in Basel, Switzerland) to create standards relative to these areas and incorporate them within that body's Insurance Core Principles (ICPs). IAIS's ICPs form the baseline threshold against which countries' financial services regulatory efforts in the insurance sector are measured. That measurement is made by periodic Financial Sector Assessment Program (FSAP) reviews conducted by the World Bank and the International Monetary Fund and the reports thereon spur the development of country-specific additional or amended regulatory changes. Lawmakers and regulatory authorities in a number of jurisdictions in which our subsidiaries conduct business have already begun implementing legislative and regulatory changes consistent with these recommendations, including proposals governing consolidated regulation of insurance holding companies by the Financial Services Agency in Japan, financial and banking regulation adopted in France and compensation regulations proposed or adopted by the financial regulators in Germany and the United Kingdom Prudential Regulation Authority.

The FSB has also charged the IAIS with developing a template for measuring systemic risks posed by insurer groups. The IAIS has requested data from selected insurers around the world to determine which elements of the insurance sector, if any, could materially and adversely impact other parts of the global financial services sector (e.g., commercial and investment banking, securities trading, etc.). The IAIS has provided its assessment template to the FSB. Based on this assessment template, on July 18, 2013, the FSB, in consultation with the IAIS and national

ITEM 2 / REGULATORY ENVIRONMENT

authorities, identified an initial list of Global Systemically Important Insurers (G-SIIs), which includes AIG. As a G-SII, AIG will be subject to a policy framework that includes recovery and resolution planning requirements, enhanced group-wide supervision and higher loss absorbency capital requirements. It is expected that the G-SII policy framework will be fully implemented by 2019.

The IAIS is also developing a ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs), which includes additional supervisory oversight based on its ICPs but also adds requirements and supervisory processes pertaining to the international business activities of IAIGs. As currently delineated under the ComFrame, AIG meets the parameters set forth to define an IAIG. While we currently do not know when any ComFrame directives will be finalized and become effective, the IAIS will undertake a field testing of the ComFrame, including the possibility of additional capital requirements for IAIGs, which is expected to commence in the latter part of 2013. It is expected that the ComFrame would be fully implemented by 2018.

Legislation in the European Union could also affect our international insurance operations. The Solvency II Directive (2009/138/EEC) (Solvency II), which was adopted on November 25, 2009 and is expected to become effective in 2016, reforms the insurance industry's solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. The impact on us will depend on whether the U.S. insurance regulatory regime is deemed "equivalent" to Solvency II; if the U.S. insurance regulatory regime is not equivalent, then we, along with other insurance companies, could be required to be supervised under Solvency II standards. Whether the U.S. insurance regulatory regime will be deemed "equivalent" is still under consideration by European authorities and remains uncertain, so we are not currently able to predict the impact of Solvency II.

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

AIG — After-tax operating income (loss) attributable to AIG is derived by excluding the following items from net income (loss) attributable to AIG: income (loss) from discontinued operations, net loss (gain) on sale of divested businesses, income from divested businesses, legacy tax adjustments primarily related to certain changes in uncertain tax positions and other tax adjustments, legal reserves (settlements) related to "legacy crisis matters," deferred income tax valuation allowance (releases) charges, changes in fair value of AIG Life and Retirement securities designated to hedge living benefit liabilities, changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and sales inducement assets (SIA) related to net realized capital (gains) losses, (gain) loss on extinguishment of debt, net realized capital (gains) losses, non-qualifying derivative hedging activities, excluding net realized capital (gains) losses, and bargain purchase gain. "Legacy crisis matters" include favorable and unfavorable settlements related to events leading up to and resulting from our September 2008 liquidity crisis and legal fees incurred by AIG as the plaintiff in connection with such legal matters.

AIG Life and Retirement — Operating income (loss) Operating income (loss) is derived by excluding the following items from net income (loss): legal settlements related to legacy crisis matters, changes in fair values of fixed maturity securities designated to hedge living benefit liabilities (net of interest expense), net realized capital (gains) losses, and changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital (gains) losses.

AIG Life and Retirement — Premiums and deposits includes life insurance premiums and deposits on annuity contracts, guaranteed investments contracts and mutual funds.

AIG Property Casualty — Net premiums written represent the sales of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period while Net premiums earned are a measure of performance for a coverage period. From the period in which the premiums are written until the period in which they are earned, the amount is presented as Unearned premium reserves in the Condensed Consolidated Balance Sheets.

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

Net premiums written    Represent the sales of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period while Net premiums earned are a measure of performance for a coverage period. From the period in which the premiums are written until the period in which they are earned, the amount is presented as Unearned premium reserves in the Condensed Consolidated Balance Sheets.

Noncontrolling interest    The portion of equity ownership in a consolidated subsidiary not attributable to the controlling parent company.

Other Operations — Operating income (loss):    income (loss) excluding certain legal reserves (settlements) related to legacy crisis matters, (gain) loss on extinguishment of debt, Net realized capital (gains) losses, net (gains) losses on sale of divested businesses and properties, and income from divested businesses.

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

Second-lien    Subordinate in ranking to the first-lien holder claims on a property in the event of default on a mortgage.

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

ITEM 2 / ACRONYMS

ACRONYMS

A&H  Accident and Health Insurance

ABS  Asset-Backed Security

CDO  Collateralized Debt Obligation

CDS  Credit Default Swap

CLO  Collateralized Loan Obligations

CMA  Capital Maintenance Agreement

CMBS  Commercial Mortgage-Backed Securities

FASB  Financial Accounting Standards Board

FRBNY  Federal Reserve Bank of New York

GAAP  Accounting principles generally accepted in the United States of America

GMDB  Guaranteed Minimum Death Benefits

GMWB  Guaranteed Minimum Withdrawal Benefits

ISDA  International Swaps and Derivatives Association, Inc.

NAIC  National Association of Insurance Commissioners

NM  Not Meaningful

OTC  Over-the-Counter

OTTI  Other-Than-Temporary Impairment

RMBS  Residential Mortgage-Backed Securities

S&P  Standard & Poor's Financial Services LLC

SEC  Securities and Exchange Commission

VIE  Variable Interest Entity

ITEM 3. / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part I, Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management.

ITEM 4. / CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG's management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG's Chief Executive Officer and Chief Financial Officer have concluded that AIG's disclosure controls and procedures were effective as of June 30, 2013.

There has been no change in AIG's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, AIG's internal control over financial reporting.

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

REGULATION

Our status as a savings and loan holding company and a systemically important financial institution, as well as the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, will subject us to substantial additional federal regulation, which may materially and adversely affect our businesses, results of operations and cash flows. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which effects comprehensive changes to the regulation of financial services in the United States, was signed into law. Dodd-Frank directs existing and newly created government agencies and bodies to promulgate regulations implementing the law, an ongoing process anticipated to continue over the next few years.

We cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect our businesses, results of operations or cash flows, or require us to raise additional capital.

We are regulated by the Board of Governors of the Federal Reserve System (FRB) and subject to its examination, supervision and enforcement authority and reporting requirements as a saving and loan holding company (SLHC) and as a systemically important financial institution (SIFI).

As a result of our regulation by the FRB as an SLHC:

•
The FRB exercises general supervisory authority over us.

•
The FRB, as a prudential matter, may limit our ability to pay dividends and purchase shares of AIG Common Stock.

•
The FRB is required to impose minimum leverage and risk-based capital requirements on us that are not less than those applicable to insured depository institutions.

The FRB, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation have established revised minimum leverage and risk-based capital requirements that apply to bank holding companies and SLHCs, as well as to insured depository institutions, such as AIG Federal Savings Bank. The final rules do not apply to SLHCs that are substantially engaged in insurance underwriting activities. The Federal Reserve expects to implement a capital framework for SLHCs that are substantially engaged in insurance underwriting activities by the time covered SLHCs must comply with the final rule in 2015.

On July 8, 2013, we received notice from the Department of the Treasury that the Financial Stability Oversight Council (Council) has made a final determination that we should be supervised by the FRB as a SIFI pursuant to Dodd-Frank. As a SIFI, we are subject to the examination, enforcement and supervisory authority of the FRB and will be subject to additional regulatory requirements, including heightened prudential standards, some of which have been proposed but are not yet adopted in final form. As a SIFI, we anticipate we will be subject to:

•
stress tests to determine whether, on a consolidated basis, we have the capital necessary to absorb losses due to adverse economic conditions;

•
stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress; and

•
an early remediation regime process to be administered by the FRB.

Furthermore, if the Council were to make an additional separate determination that AIG poses a "grave threat" to U.S. financial stability, we would be required to maintain a debt-to-equity ratio of no more than 15:1 and the FRB may:

•
limit our ability to merge with, acquire, consolidate with, or become affiliated with another company;

•
restrict our ability to offer specified financial products;

•
require us to terminate specified activities;

•
impose conditions on how we conduct our activities; and

•
with approval of the Council, and a determination that the foregoing actions are inadequate to mitigate a threat to U.S. financial stability, require us to sell or otherwise transfer assets or off-balance-sheet items to unaffiliated entities.

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

In addition, Dodd-Frank establishes a new framework for the regulation of over-the-counter (OTC) derivatives, which may significantly alter the cost, type and breadth of obligations associated with derivatives transactions, procedures for the pricing, documenting, monitoring and reporting of swaps, and the general conduct of hedging activities that are subject to its provisions. The scope of this new framework is continuing to be developed pursuant to ongoing rulemaking by both the Commodity Futures Trading Commission (CFTC) and the SEC, and its aggregate effect on us is difficult to fully ascertain at this time. Both the CFTC and the SEC have proposed additional rules requiring the posting of collateral for swaps and security-based swaps not subject to clearing, among other requirements. Proposed rules may increase the cost of conducting a hedging program or have other effects materially adverse to us.

We cannot predict the requirements of the regulations ultimately adopted, the level and magnitude of supervision we may become subject to, or how Dodd-Frank and such regulations will affect the financial markets generally or our businesses, results of operations or cash flows. It is possible that the regulations adopted under Dodd-Frank and our regulation by the FRB as an SLHC or as a SIFI could significantly alter our business practices, limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome and costly requirements and additional costs. Some of the regulations may also affect the perceptions of regulators, customers, counterparties, creditors or investors about our financial strength and could potentially affect our financing costs.

See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment for further discussion of these potential regulations.

ITEM 4 / MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 / OTHER INFORMATION

On December 9, 2012, American International Group, Inc. (AIG Parent), AIG Capital Corporation (Seller), a wholly-owned direct subsidiary of AIG Parent and the sole shareholder of International Lease Finance Corporation (ILFC), and Jumbo Acquisition Limited (Purchaser) entered into a definitive agreement (the Share Purchase Agreement) for the sale of 80.1 percent of the common stock of ILFC for approximately $4.2 billion in cash (the ILFC Transaction). The Share Purchase Agreement permits the Purchaser to elect to purchase an additional 9.9 percent of the common stock of ILFC for $522.5 million (the Option). On June 15, 2013, AIG, Seller and Purchaser entered into an amendment (the Amendment) to the Share Purchase Agreement, as amended by Amendment No. 1, dated May 10, 2013. The Amendment extended to July 31, 2013, the date on which any of AIG Parent, Seller or Purchaser may terminate the Share Purchase Agreement, as amended, if the closing of the ILFC Transaction has not yet occurred. Under the Amendment, AIG Parent and Seller may pursue (but not enter into definitive documentation for, or consummate) other offers for ILFC and may continue to pursue (but not engage in widespread solicitation of orders for, or request effectiveness of) the alternative of a public offering.

On July 15, 2013, the Purchaser delivered notice that it intended to exercise the Option, raising the size of the total purchase to 90 percent of the common stock of ILFC.

As of August 5, 2013, the closing of the ILFC Transaction has not occurred.

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

AMERICAN INTERNATIONAL GROUP, INC.

(Registrant)

/s/ DAVID L. HERZOG
David L. Herzog Executive Vice President Chief Financial Officer Principal Financial Officer

/s/ DON W. CUMMINGS
Don W. Cummings Vice President Controller Principal Accounting Officer

Dated: August 5, 2013

EXHIBIT INDEX

Exhibit Number	Description	Location
10	Material Contracts
	(1) Description of Non-Management Director Compensation*	Incorporated by reference to "Compensation of Directors" in AIG's Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
	(2) Description of Named Executive Officer Compensation*	Incorporated by reference to AIG's Current Report on Form 8-K filed with the SEC on April 4, 2013 (File No. 1-8787).
	(3) American International Group, Inc. 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG's Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
	(4) American International Group, Inc. 2012 Executive Severance Plan (as amended)*	Incorporated by reference to Exhibit 10.6 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-8787).
	(5) Amendment No. 1 to the Share Purchase Agreement, dated as of May 10, 2013, among American International Group, Inc., AIG Capital Corporation and Jumbo Acquisition Limited	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on May 13, 2013 (File No. 1-8787).
	(6) Amendment No. 2 to the Share Purchase Agreement, dated as of June 15, 2013, among American International Group, Inc., AIG Capital Corporation and Jumbo Acquisition Limited	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on June 17, 2013 (File No. 1-8787).
	(7) Unconditional Capital Maintenance Agreement, dated as of July 1, 2013, between AIG and United Guaranty Residential Insurance Company	Filed herewith.
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statement of Equity for the six months ended June 30, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 and (vi) the Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

*     This exhibit is a management contract or compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.