Form 10-Q
period 2013-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2013-10-31
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013	Commission File Number 1-8787

American International Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
180 Maiden Lane, New York, New York (Address of principal executive offices)	10038 (Zip Code)

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

As of October 25, 2013, there were 1,472,346,407 shares outstanding of the registrant's common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. / FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except for share data)	September 30, 2013	December 31, 2012

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2013 – $249,062; 2012 – $246,149)	$259,901	$269,959
Bond trading securities, at fair value	22,884	24,584
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2013 – $1,626; 2012 – $1,640)	3,378	3,212
Common and preferred stock trading, at fair value	807	662
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2013 – $0; 2012 – $134)	19,707	19,482
Other invested assets (portion measured at fair value: 2013 – $8,071; 2012 – $7,056)	29,168	29,117
Short-term investments (portion measured at fair value: 2013 – $5,373; 2012 – $8,056)	22,457	28,808

Total investments	358,302	375,824

Cash	2,058	1,151
Accrued investment income	3,008	3,054
Premiums and other receivables, net of allowance	13,715	13,989
Reinsurance assets, net of allowance	26,264	25,595
Deferred income taxes	21,671	17,466
Deferred policy acquisition costs	9,188	8,182
Derivative assets, at fair value	1,723	3,671
Other assets, including restricted cash of $902 in 2013 and $1,878 in 2012 (portion measured at fair value:
2013 – $486; 2012 – $696)	8,736	10,399
Separate account assets, at fair value	65,959	57,337
Assets held for sale	30,120	31,965

Total assets	$540,744	$548,633

Liabilities:
Liability for unpaid claims and claims adjustment expense	$83,228	$87,991
Unearned premiums	23,606	22,537
Future policy benefits for life and accident and health insurance contracts	40,111	40,523
Policyholder contract deposits (portion measured at fair value: 2013 – $387; 2012 – $1,257)	121,441	122,980
Other policyholder funds	5,115	6,267
Derivative liabilities, at fair value	2,722	4,061
Other liabilities (portion measured at fair value: 2013 – $766; 2012 – $1,080)	31,368	32,068
Long-term debt (portion measured at fair value: 2013 – $6,981; 2012 – $8,055)	42,231	48,500
Separate account liabilities	65,959	57,337
Liabilities held for sale	25,448	27,366

Total liabilities	441,229	449,630

Contingencies, commitments and guarantees (see Note 10)

Redeemable noncontrolling interests (see Note 12)	66	334

AIG shareholders' equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2013 – 1,906,633,429 and 2012 – 1,906,611,680	4,766	4,766
Treasury stock, at cost; 2013 – 434,289,707; 2012 – 430,289,745 shares of common stock	(14,115)	(13,924)
Additional paid-in capital	80,497	80,410
Retained earnings	21,136	14,176
Accumulated other comprehensive income	6,509	12,574

Total AIG shareholders' equity	98,793	98,002
Non-redeemable noncontrolling interests (including $100 associated with businesses held for sale)	656	667

Total equity	99,449	98,669

Total liabilities and equity	$540,744	$548,633

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. / FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2013	2012	2013	2012

Revenues:
Premiums	$9,352	$9,512	$27,924	$28,611
Policy fees	645	580	1,883	1,731
Net investment income	3,573	4,650	11,581	16,236
Net realized capital gains:
Total other-than-temporary impairments on available for sale securities	(33)	(34)	(90)	(301)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Other comprehensive income (loss)	(6)	(36)	(17)	(372)

Net other-than-temporary impairments on available for sale securities recognized in net income	(39)	(70)	(107)	(673)
Other realized capital gains	291	716	2,250	1,467

Total net realized capital gains	252	646	2,143	794
Other income	1,004	1,334	4,498	3,068

Total revenues	14,826	16,722	48,029	50,440

Benefits, claims and expenses:
Policyholder benefits and claims incurred	7,416	8,002	22,234	22,910
Interest credited to policyholder account balances	924	1,189	2,913	3,305
Amortization of deferred acquisition costs	1,220	1,522	3,859	4,341
Other acquisition and insurance expenses	2,251	2,214	6,734	6,736
Interest expense	516	602	1,628	1,734
Loss on extinguishment of debt	81	–	459	9
Other expenses	1,239	635	3,044	2,712

Total benefits, claims and expenses	13,647	14,164	40,871	41,747

Income from continuing operations before income tax expense	1,179	2,558	7,158	8,693
Income tax expense (benefit)	(993)	734	123	1,324

Income from continuing operations	2,172	1,824	7,035	7,369
Income (loss) from discontinued operations, net of income tax expense	(42)	37	84	280

Net income	2,130	1,861	7,119	7,649

Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	208
Other	(40)	5	12	45

Total net income (loss) from continuing operations attributable to noncontrolling interests	(40)	5	12	253

Net income attributable to AIG	$2,170	$1,856	$7,107	$7,396

Income (loss) per common share attributable to AIG:
Basic:
Income from continuing operations	$1.50	$1.11	$4.76	$4.05
Income (loss) from discontinued operations	$(0.03)	$0.02	$0.06	$0.16
Net Income attributable to AIG	$1.47	$1.13	$4.82	$4.21

Diluted:
Income from continuing operations	$1.49	$1.11	$4.74	$4.05
Income (loss) from discontinued operations	$(0.03)	$0.02	$0.06	$0.16
Net Income attributable to AIG	$1.46	$1.13	$4.80	$4.21

Weighted average shares outstanding:
Basic	1,475,053,126	1,642,472,814	1,476,007,034	1,757,955,937
Diluted	1,485,322,858	1,642,502,251	1,481,410,873	1,757,984,154

Dividends declared per common share	$0.10	$–	$0.10	$–

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. / FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Net income	$2,130	$1,861	$7,119	$7,649

Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	(23)	497	172	1,127
Change in unrealized appreciation (depreciation) of all other investments	(434)	2,331	(5,668)	4,617
Change in foreign currency translation adjustments	(49)	240	(627)	(96)
Change in net derivative gains arising from cash flow hedging activities	–	2	–	25
Change in retirement plan liabilities adjustment	(26)	29	35	61

Other comprehensive income (loss)	(532)	3,099	(6,088)	5,734

Comprehensive income	1,598	4,960	1,031	13,383
Comprehensive income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	–	–	–	208
Comprehensive income (loss) attributable to other noncontrolling interests	(42)	8	(11)	45

Total comprehensive income (loss) attributable to noncontrolling interests	(42)	8	(11)	253

Comprehensive income attributable to AIG	$1,640	$4,952	$1,042	$13,130

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. / FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited)

Nine Months Ended September 30, 2013 (in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity

Balance, beginning of year	$4,766	$(13,924)	$80,410	$14,176	$12,574	$98,002	$667	$98,669

Purchase of common stock	–	(192)	–	–	–	(192)	–	(192)
Net income attributable to AIG or other noncontrolling interests	–	–	–	7,107	–	7,107	12	7,119
Dividends	–	–	–	(147)	–	(147)	–	(147)
Other comprehensive loss	–	–	–	–	(6,065)	(6,065)	(6)	(6,071)
Deferred income taxes	–	–	(9)	–	–	(9)	–	(9)
Net increase due to consolidation	–	–	–	–	–	–	1	1
Contributions from noncontrolling interests	–	–	–	–	–	–	25	25
Distributions to noncontrolling interests	–	–	–	–	–	–	(37)	(37)
Other	–	1	96	–	–	97	(6)	91

Balance, end of period	$4,766	$(14,115)	$80,497	$21,136	$6,509	$98,793	$656	$99,449

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. / FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine Months Ended September 30, (in millions)	2013	2012

Cash flows from operating activities:
Net income	$7,119	$7,649
Income from discontinued operations	(84)	(280)

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(2,164)	(2,813)
Net losses on extinguishment of debt	459	9
Unrealized gains in earnings — net	(1,771)	(4,590)
Equity in income from equity method investments, net of dividends or distributions	(945)	(527)
Depreciation and other amortization	3,510	4,019
Impairments of assets	408	1,150
Changes in operating assets and liabilities:
Property casualty and life insurance reserves	768	(1,119)
Premiums and other receivables and payables — net	(137)	1,022
Reinsurance assets and funds held under reinsurance treaties	(336)	272
Capitalization of deferred policy acquisition costs	(4,412)	(4,260)
Current and deferred income taxes — net	(255)	948
Other, net	(236)	(890)

Total adjustments	(5,111)	(6,779)

Net cash provided by operating activities — continuing operations	1,924	590
Net cash provided by operating activities — discontinued operations	2,024	2,249

Net cash provided by operating activities	3,948	2,839

Cash flows from investing activities:
Proceeds from (payments for)
Sales or distribution of:
Available for sale investments	27,961	30,070
Trading securities	4,174	15,704
Other invested assets	3,942	10,770
Maturities of fixed maturity securities available for sale	19,907	16,179
Principal payments received on and sales of mortgage and other loans receivable	2,688	2,214
Purchases of:
Available for sale investments	(50,639)	(38,869)
Trading securities	(1,880)	(11,844)
Other invested assets	(3,585)	(3,225)
Mortgage and other loans receivable	(3,109)	(2,110)
Net change in restricted cash	977	651
Net change in short-term investments	6,801	1,800
Other, net	(869)	(177)

Net cash provided by investing activities — continuing operations	6,368	21,163
Net cash provided by (used in) investing activities — discontinued operations	150	(2,005)

Net cash provided by investing activities	6,518	19,158

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	11,348	10,092
Policyholder contract withdrawals	(12,481)	(10,426)
Issuance of long-term debt	1,742	4,504
Repayments of long-term debt	(7,381)	(6,171)
Repayment of Department of the Treasury SPV Preferred Interests	–	(8,636)
Purchase of Common Stock	(192)	(13,000)
Dividends paid	(147)	–
Other, net	(195)	2,055

Net cash used in financing activities — continuing operations	(7,306)	(21,582)
Net cash used in financing activities — discontinued operations	(2,166)	(272)

Net cash used in financing activities	(9,472)	(21,854)

Effect of exchange rate changes on cash	(79)	(9)

Net increase in cash	915	134
Cash at beginning of year	1,151	1,474
Change in cash of businesses held for sale	(8)	–

Cash at end of period	$2,058	$1,608

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

Cash paid during the period for:
Interest	$2,951	$3,056
Taxes	$378	$403
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,977	$3,375

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

Interim period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2013 and prior to the issuance of these condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involves a significant degree of judgment. Accounting policies that are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:

•
classification of International Lease Finance Corporation (ILFC) as held for sale and related fair value measurement;

•
insurance liabilities, including property casualty and mortgage guaranty unpaid claims and claims adjustment expense and future policy benefits for life and accident and health contracts;

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

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

The standard became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 to the extent the Federal Funds Effective Swap Rate is used as a U.S. benchmark interest rate for hedge accounting purposes. We adopted the standard on its effective date of July 17, 2013. The adoption of this standard had no material effect on our consolidated financial condition, results of operations or cash flows.

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

ITEM 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued an accounting standard that requires a liability related to unrecognized tax benefits to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward or a tax credit carryforward (the Carryforwards). When the Carryforwards are not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the applicable jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with the related deferred tax asset.

The standard is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard should be applied prospectively to unrecognized tax benefits that existed at the effective date. Retrospective application is permitted. We plan to adopt the standard prospectively on its required effective date of January 1, 2014 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

  Institutional - product lines include group retirement, group benefits and institutional markets. The institutional markets product line consists of stable value wrap products, structured settlement and terminal funding annuities, high net worth products, guaranteed investment contracts (GICs), and corporate- and bank-owned life insurance.

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

ITEM 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's operations by reportable segment:

	2013		2012
Three Months Ended September 30, (in millions)	Total Revenues	Pre-tax Income (Loss) from continuing operations	Total Revenues	Pre-tax Income (Loss) from continuing operations

AIG Property Casualty
Commercial Insurance	$5,760	$610	$5,927	$371
Consumer Insurance	3,359	93	3,582	152
Other	489	326	640	426

Total AIG Property Casualty	9,608	1,029	10,149	949

AIG Life and Retirement
Retail	2,884	941	2,747	531
Institutional	1,760	300	2,000	358

Total AIG Life and Retirement	4,644	1,241	4,747	889

Other Operations
Mortgage Guaranty	236	43	218	6
Global Capital Markets	87	29	235	190
Direct Investment book	147	52	506	406
Retained Interests	–	–	857	857
Corporate & Other	217	(1,250)	412	(566)
Consolidation and elimination	(9)	1	(15)	(2)

Total Other Operations	678	(1,125)	2,213	891

AIG Consolidation and elimination	(104)	34	(387)	(171)

Total AIG Consolidated	$14,826	$1,179	$16,722	$2,558

	2013		2012
Nine Months Ended September 30, (in millions)	Total Revenues	Pre-tax Income (Loss) from continuing operations	Total Revenues	Pre-tax Income (Loss) from continuing operations

AIG Property Casualty
Commercial Insurance	$17,229	$2,186	$17,871	$1,761
Consumer Insurance	10,212	337	10,758	578
Other	1,892	1,278	1,338	481

Total AIG Property Casualty	29,333	3,801	29,967	2,820

AIG Life and Retirement
Retail	9,326	3,114	7,647	1,356
Institutional	6,106	1,416	5,430	1,172

Total AIG Life and Retirement	15,432	4,530	13,077	2,528

Other Operations
Mortgage Guaranty	710	162	642	62
Global Capital Markets	592	431	405	253
Direct Investment book	1,373	1,084	1,434	1,139
Retained Interests	–	–	4,717	4,717
Corporate & Other	1,030	(2,949)	925	(2,659)
Consolidation and elimination	(28)	3	(38)	(1)

Total Other Operations	3,677	(1,269)	8,085	3,511

AIG Consolidation and elimination	(413)	96	(689)	(166)

Total AIG Consolidated	$48,029	$7,158	$50,440	$8,693

ITEM 1 / NOTE 4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

International Lease Finance Corporation Sale

On December 9, 2012, AIG Parent, AIG Capital Corporation (Seller), a wholly-owned direct subsidiary of AIG Parent and the sole shareholder of ILFC, and Jumbo Acquisition Limited (Purchaser) entered into a definitive agreement (the Share Purchase Agreement) for the sale of 80.1 percent of the common stock of ILFC for approximately $4.2 billion in cash (the ILFC Transaction). The Share Purchase Agreement permits the Purchaser to elect to purchase an additional 9.9 percent of the common stock of ILFC for $522.5 million (the Option). On June 15, 2013, AIG Parent, Seller and Purchaser entered into an amendment (the Amendment) to the Share Purchase Agreement, as amended by Amendment No. 1, dated May 10, 2013. The Amendment extended to July 31, 2013, the date on which any of AIG Parent, Seller or Purchaser may terminate the Share Purchase Agreement, as amended, if the closing of the ILFC Transaction had not yet occurred. Under the Amendment, AIG Parent and Seller may pursue (but not enter into definitive documentation for, or consummate) other offers for ILFC and may continue to pursue (but not engage in widespread solicitation of orders for, or request effectiveness of) the alternative of a public offering.

On July 15, 2013, the Purchaser delivered notice that it intended to exercise the Option, raising the size of the total purchase to 90 percent of the common stock of ILFC.

As of October 31, 2013, the closing of the ILFC Transaction has not occurred. As a result, no assurance can be given that the Share Purchase Agreement will not be terminated. We continue to consider ILFC as a non-core business and we are continuing to pursue other options including an alternative sale or an initial public offering. We determined ILFC met the criteria for held for sale and discontinued operations accounting at September 30, 2013 and December 31, 2012.

The following table summarizes the components of assets and liabilities held-for sale:

(in millions)	September 30, 2013	December 31, 2012

Assets:
Equity securities	$2	$1
Mortgage and other loans receivable, net	178	117
Flight equipment primarily under operating leases, net of accumulated depreciation	35,256	34,468
Short-term investments	548	1,861
Cash	71	63
Premiums and other receivables, net of allowance	300	308
Other assets	2,238	1,864

Assets held for sale	38,593	38,682

Less: Loss accrual	(8,473)	(6,717)

Total assets held for sale	$30,120	$31,965

Liabilities:
Other liabilities	$3,195	$3,043
Long-term debt	22,253	24,323

Total liabilities held for sale	$25,448	$27,366

ITEM 1 / NOTE 4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes income from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Revenues:
Aircraft leasing revenue	$1,120	$1,147	$3,313	$3,426
Net realized capital gains	1	1	–	–
Other income (loss)	(3)	(5)	(10)	(14)

Total revenues	1,118	1,143	3,303	3,412

Benefits, claims and expenses, excluding Aircraft leasing expenses	341	386	1,112	1,184
Aircraft leasing expenses	196	720	376	1,991

Income from discontinued operations	581	37	1,815	237

Gain (loss) on sale	(609)	–	(1,636)	12

Income (loss) from discontinued operations, before income tax (benefit) expense	(28)	37	179	249

Income tax (benefit) expense	14	–	95	(31)

Income (loss) from discontinued operations, net of income tax	$(42)	$37	$84	$280

We recorded a $6.7 billion pre-tax loss and a $4.4 billion after-tax loss on the sale of ILFC for the year ended December 31, 2012. In the three- and nine-month periods ended September 30, 2013, we recorded additional pre-tax losses of $582 million and $1.8 billion, respectively, on the sale, largely offsetting ILFC operating results for the periods. ILFC operating results did not include depreciation and amortization expense as a result of its classification as held for sale, because depreciation and amortization expense is not recorded on the assets of a business after the business is classified as held-for-sale.

Impairment in ILFC Separate-Company Financial Statements

ILFC recognized a $1.1 billion impairment charge related to flight equipment held for use in their separate-company financial statements for the three- and nine-month periods ended September 30, 2013. ILFC concluded that the net book value of certain four-engine widebody aircraft in their fleet is no longer supportable based upon the latest cash flow estimates because the estimated holding period is not likely to be as long as previously anticipated. Sustained high fuel prices, the introduction of more fuel-efficient aircraft, and the success of competing aircraft models have resulted in a shrinking operator base for these aircraft types. These factors along with the latest updates to airline fleet plans and recent efforts to remarket these aircraft resulted in the impairment charge. Approximately $1.0 billion of the $1.1 billion in the impairment charges recorded in the three months ended September 30, 2013, resulted from the four-engine widebody aircraft and in particular the Airbus A340-600s. This had no effect on AIG's consolidated financial condition, results of operations, or cash flows as a result of the loss on sale AIG recognized for the year ended December 31, 2012.

ALICO

In connection with the sale of American Life Insurance Company (ALICO) to MetLife, Inc. (MetLife), we recognized a pre-tax loss of $27 million and pre-tax gain of $118 million for the three- and nine-month periods ended September 30, 2013, respectively, primarily attributable to the refund of taxes, interest and penalties, together with other matters.

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

Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are classified in accordance with a fair value hierarchy consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•
Level 1:  Fair value measurements based on quoted prices (unadjusted) in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. We do not adjust the quoted price for such instruments.

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

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2013 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$100	$3,335	$–	$–	$–	$3,435
Obligations of states, municipalities and political subdivisions	–	29,827	1,054	–	–	30,881
Non-U.S. governments	424	22,589	21	–	–	23,034
Corporate debt	–	142,726	1,442	–	–	144,168
RMBS	–	22,390	14,086	–	–	36,476
CMBS	–	5,896	5,616	–	–	11,512
CDO/ABS	–	3,744	6,651	–	–	10,395

Total bonds available for sale	524	230,507	28,870	–	–	259,901

Bond trading securities:
U.S. government and government sponsored entities	83	5,784	–	–	–	5,867
Obligations of states, municipalities and political subdivisions	–	181	–	–	–	181
Non-U.S. governments	–	2	–	–	–	2
Corporate debt	–	1,147	–	–	–	1,147
RMBS	–	1,363	815	–	–	2,178
CMBS	–	623	831	–	–	1,454
CDO/ABS	–	3,174	8,881	–	–	12,055

Total bond trading securities	83	12,274	10,527	–	–	22,884

Equity securities available for sale:
Common stock	2,991	–	27	–	–	3,018
Preferred stock	–	29	48	–	–	77
Mutual funds	276	7	–	–	–	283

Total equity securities available for sale	3,267	36	75	–	–	3,378

Equity securities trading	721	86	–	–	–	807
Mortgage and other loans receivable	–	–	–	–	–	–
Other invested assets	5	2,318	5,748	–	–	8,071
Derivative assets:
Interest rate contracts	5	3,970	38	–	–	4,013
Foreign exchange contracts	–	41	–	–	–	41
Equity contracts	113	57	83	–	–	253
Commodity contracts	–	–	1	–	–	1
Credit contracts	–	1	55	–	–	56
Other contracts	–	–	33	–	–	33
Counterparty netting and cash collateral	–	–	–	(1,863)	(811)	(2,674)

Total derivative assets	118	4,069	210	(1,863)	(811)	1,723

Short-term investments	339	5,034	–	–	–	5,373
Separate account assets	62,944	3,015	–	–	–	65,959
Other assets	–	486	–	–	–	486

Total	$68,001	$257,825	$45,430	$(1,863)	$(811)	$368,582

Liabilities:
Policyholder contract deposits	$–	$–	$387	$–	$–	$387
Derivative liabilities:
Interest rate contracts	–	3,960	165	–	–	4,125
Foreign exchange contracts	–	275	–	–	–	275
Equity contracts	–	94	1	–	–	95
Commodity contracts	–	4	–	–	–	4
Credit contracts	–	–	1,561	–	–	1,561
Other contracts	–	25	164	–	–	189
Counterparty netting and cash collateral	–	–	–	(1,863)	(1,664)	(3,527)

Total derivative liabilities	–	4,358	1,891	(1,863)	(1,664)	2,722

Long-term debt	–	6,538	443	–	–	6,981
Other liabilities	73	693	–	–	–	766

Total	$73	$11,589	$2,721	$(1,863)	$(1,664)	$10,856

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$–	$3,483	$–	$–	$–	$3,483
Obligations of states, municipalities and political subdivisions	–	34,681	1,024	–	–	35,705
Non-U.S. governments	1,004	25,782	14	–	–	26,800
Corporate debt	–	149,625	1,487	–	–	151,112
RMBS	–	22,730	11,662	–	–	34,392
CMBS	–	5,010	4,905	–	–	9,915
CDO/ABS	–	3,492	5,060	–	–	8,552

Total bonds available for sale	1,004	244,803	24,152	–	–	269,959

Bond trading securities:
U.S. government and government sponsored entities	266	6,528	–	–	–	6,794
Non-U.S. governments	–	2	–	–	–	2
Corporate debt	–	1,320	–	–	–	1,320
RMBS	–	1,331	396	–	–	1,727
CMBS	–	1,424	803	–	–	2,227
CDO/ABS	–	3,969	8,545	–	–	12,514

Total bond trading securities	266	14,574	9,744	–	–	24,584

Equity securities available for sale:
Common stock	3,002	3	24	–	–	3,029
Preferred stock	–	34	44	–	–	78
Mutual funds	83	22	–	–	–	105

Total equity securities available for sale	3,085	59	68	–	–	3,212

Equity securities trading	578	84	–	–	–	662
Mortgage and other loans receivable	–	134	–	–	–	134
Other invested assets	125	1,542	5,389	–	–	7,056
Derivative assets:
Interest rate contracts	2	5,521	956	–	–	6,479
Foreign exchange contracts	–	104	–	–	–	104
Equity contracts	104	63	54	–	–	221
Commodity contracts	–	144	1	–	–	145
Credit contracts	–	–	60	–	–	60
Other contracts	–	–	38	–	–	38
Counterparty netting and cash collateral	–	–	–	(2,467)	(909)	(3,376)

Total derivative assets	106	5,832	1,109	(2,467)	(909)	3,671

Short-term investments	285	7,771	–	–	–	8,056
Separate account assets	54,430	2,907	–	–	–	57,337
Other assets	–	696	–	–	–	696

Total	$59,879	$278,402	$40,462	$(2,467)	$(909)	$375,367

Liabilities:
Policyholder contract deposits	$–	$–	$1,257	$–	$–	$1,257
Derivative liabilities:
Interest rate contracts	–	5,582	224	–	–	5,806
Foreign exchange contracts	–	174	–	–	–	174
Equity contracts	–	114	7	–	–	121
Commodity contracts	–	146	–	–	–	146
Credit contracts	–	–	2,051	–	–	2,051
Other contracts	–	6	200	–	–	206
Counterparty netting and cash collateral	–	–	–	(2,467)	(1,976)	(4,443)

Total derivative liabilities	–	6,022	2,482	(2,467)	(1,976)	4,061

Long-term debt	–	7,711	344	–	–	8,055
Other liabilities	30	1,050	–	–	–	1,080

Total	$30	$14,783	$4,083	$(2,467)	$(1,976)	$14,453

(a)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)  Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Condensed Consolidated Balance Sheets, and collateral received, not reflected in the Condensed Consolidated Balance Sheets, was $1.4 billion and $160 million, respectively, at September 30, 2013 and $1.9 billion and $299 million, respectively, at December 31, 2012.

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Transfers of Level 1 and Level 2 Assets and Liabilities

Our policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the three- and nine-month periods ended September 30, 2013, we transferred $174 million and $731 million of securities issued by Non-U.S. government entities from Level 1 to Level 2, respectively, as they are no longer considered actively traded. For similar reasons, during the three- and nine-month periods ended September 30, 2013, we transferred $263 million and $356 million, respectively, of securities issued by the U.S. government and U.S. government-sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three- and nine-month periods ended September 30, 2013.

During the three- and nine-month periods ended September 30, 2012, we transferred $148 million and $284 million of investments in securities issued by Non-U.S. governments from Level 1 to Level 2, respectively, as they were no longer considered actively traded. We had no material transfers from Level 2 to Level 1 during the three- and nine-month periods ended September 30, 2012.

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and nine-month periods ended September 30, 2013 and 2012 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2013 and 2012:

(in millions)	Fair Value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended September 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$945	$4	$(28)	$160	$–	$(27)	$1,054	$–
Non-U.S. governments	20	–	–	1	–	–	21	–
Corporate debt	1,634	(3)	5	–	39	(233)	1,442	–
RMBS	13,694	216	(60)	127	167	(58)	14,086	–
CMBS	5,455	4	55	102	–	–	5,616	–
CDO/ABS	6,142	37	(47)	363	289	(133)	6,651	–

Total bonds available for sale	27,890	258	(75)	753	495	(451)	28,870	–

Bond trading securities:
RMBS	782	14	–	(8)	27	–	815	13
CMBS	820	33	–	(53)	31	–	831	29
CDO/ABS	8,972	243	–	(557)	223	–	8,881	217

Total bond trading securities	10,574	290	–	(618)	281	–	10,527	259

Equity securities available for sale:
Common stock	76	–	(1)	(48)	–	–	27	–
Preferred stock	48	–	–	–	–	–	48	–

Total equity securities available for sale	124	–	(1)	(48)	–	–	75	–

Other invested assets	5,639	(25)	78	55	1	–	5,748	–

Total	$44,227	$523	$2	$142	$777	$(451)	$45,220	$259

Liabilities:
Policyholder contract deposits	$(586)	$250	$–	$(51)	$–	$–	$(387)	$218
Derivative liabilities, net:
Interest rate contracts	779	6	–	(912)	–	–	(127)	3
Equity contracts	70	12	–	(1)	1	–	82	10
Commodity contracts	1	–	–	–	–	–	1	–
Credit contracts	(1,594)	52	–	36	–	–	(1,506)	91
Other contracts	(105)	16	(25)	(16)	(1)	–	(131)	8

Total derivative liabilities, net	(849)	86	(25)	(893)	–	–	(1,681)	112

Long-term debt(b)	(419)	(25)	–	1	–	–	(443)	(19)

Total	$(1,854)	$311	$(25)	$(943)	$–	$–	$(2,511)	$311

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair Value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Nine Months Ended September 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,024	$29	$(178)	$365	$–	$(186)	$1,054	$–
Non-U.S. governments	14	–	–	7	1	(1)	21	–
Corporate debt	1,487	(7)	(9)	30	371	(430)	1,442	–
RMBS	11,662	624	279	1,393	186	(58)	14,086	–
CMBS	5,124	15	75	290	161	(49)	5,616	–
CDO/ABS	4,841	134	(47)	1,383	668	(328)	6,651	–

Total bonds available for sale	24,152	795	120	3,468	1,387	(1,052)	28,870	–

Bond trading securities:
RMBS	396	24	–	130	265	–	815	(27)
CMBS	812	44	–	(193)	282	(114)	831	(13)
CDO/ABS	8,536	1,096	–	(1,566)	843	(28)	8,881	434

Total bond trading securities	9,744	1,164	–	(1,629)	1,390	(142)	10,527	394

Equity securities available for sale:
Common stock	24	–	4	(1)	–	–	27	–
Preferred stock	44	–	4	–	–	–	48	–

Total equity securities available for sale	68	–	8	(1)	–	–	75	–

Other invested assets	5,389	144	88	95	345	(313)	5,748	–

Total	$39,353	$2,103	$216	$1,933	$3,122	$(1,507)	$45,220	$394

Liabilities:
Policyholder contract deposits	$(1,257)	$865	$–	$5	$–	$–	$(387)	$825
Derivative liabilities, net:
Interest rate contracts	732	20	–	(879)	–	–	(127)	33
Equity contracts	47	49	–	(14)	–	–	82	40
Commodity contracts	1	–	–	(1)	–	1	1	(1)
Credit contracts	(1,991)	365	–	120	–	–	(1,506)	486
Other contracts	(162)	35	(16)	13	(1)	–	(131)	8

Total derivative liabilities, net	(1,373)	469	(16)	(761)	(1)	1	(1,681)	566

Long-term debt(b)	(344)	(120)	–	23	(2)	–	(443)	(41)

Total	$(2,974)	$1,214	$(16)	$(733)	$(3)	$1	$(2,511)	$1,350

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended September 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$1,013	$16	$–	$102	$25	$(52)	$1,104	$–
Non-U.S. governments	13	1	(1)	2	–	(1)	14	–
Corporate debt	1,306	10	35	94	233	(66)	1,612	–
RMBS	10,488	197	1,029	(678)	566	(114)	11,488	–
CMBS	4,643	(17)	271	115	1	–	5,013	–
CDO/ABS	5,074	87	82	(129)	63	(528)	4,649	–

Total bonds available for sale	22,537	294	1,416	(494)	888	(761)	23,880	–

Bond trading securities:
Corporate debt	3	–	–	(1)	–	–	2	–
RMBS	290	40	–	(56)	97	(1)	370	12
CMBS	457	(3)	–	1	157	–	612	(19)
CDO/ABS	14,647	581	–	(6,780)	57	–	8,505	427

Total bond trading securities	15,397	618	–	(6,836)	311	(1)	9,489	420

Equity securities available for sale:
Common stock	41	–	(1)	–	–	–	40	–
Preferred stock	139	15	(12)	(104)	8	(1)	45	–

Total equity securities available for sale	180	15	(13)	(104)	8	(1)	85	–

Mortgage and other loans receivable	1	–	–	–	–	–	1	–
Other invested assets	7,049	22	8	(90)	126	(45)	7,070	–

Total	$45,164	$949	$1,411	$(7,524)	$1,333	$(808)	$40,525	$420

Liabilities:
Policyholder contract deposits	$(1,188)	$(45)	$(72)	$(3)	$–	$–	$(1,308)	$(100)
Derivative liabilities, net:
Interest rate contracts	761	(55)	–	47	–	–	753	(7)
Equity contracts	28	18	–	(4)	1	–	43	–
Commodity contracts	2	4	–	(3)	–	(2)	1	–
Credit contracts	(2,587)	208	–	89	–	–	(2,290)	238
Other contracts	(154)	(122)	(6)	73	16	–	(193)	(17)

Total derivatives liabilities, net	(1,950)	53	(6)	202	17	(2)	(1,686)	214

Long-term debt(b)	(407)	(27)	–	61	(34)	–	(407)	(25)

Total	$(3,545)	$(19)	$(78)	$260	$(17)	$(2)	$(3,401)	$89

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Nine Months Ended September 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$960	$48	$11	$139	$70	$(124)	$1,104	$–
Non-U.S. governments	9	1	–	–	5	(1)	14	–
Corporate debt	1,935	(7)	104	96	579	(1,095)	1,612	–
RMBS	10,877	322	1,832	32	921	(2,496)	11,488	–
CMBS	3,955	(84)	572	618	44	(92)	5,013	–
CDO/ABS	4,220	127	348	(150)	669	(565)	4,649	–

Total bonds available for sale	21,956	407	2,867	735	2,288	(4,373)	23,880	–

Bond trading securities:
Corporate debt	7	–	–	(5)	–	–	2	–
RMBS	303	68	–	(94)	97	(4)	370	18
CMBS	554	46	–	(121)	193	(60)	612	45
CDO/ABS	8,432	3,646	–	(3,630)	57	–	8,505	2,635

Total bond trading securities	9,296	3,760	–	(3,850)	347	(64)	9,489	2,698

Equity securities available for sale:
Common stock	57	23	(13)	(33)	6	–	40	–
Preferred stock	99	17	(35)	(35)	11	(12)	45	–

Total equity securities available for sale	156	40	(48)	(68)	17	(12)	85	–

Mortgage and other loans receivable	1	–	–	–	–	–	1	–
Other invested assets	6,618	(157)	284	(57)	886	(504)	7,070	–

Total	$38,027	$4,050	$3,103	$(3,240)	$3,538	$(4,953)	$40,525	$2,698

Liabilities:
Policyholder contract deposits	$(918)	$(314)	$(72)	$(4)	$–	$–	$(1,308)	$(325)
Derivative liabilities, net:
Interest rate contracts	785	(9)	–	(23)	–	–	753	12
Foreign exchange contracts	2	–	–	(2)	–	–	–	–
Equity contracts	28	7	–	9	(1)	–	43	–
Commodity contracts	2	4	–	(5)	–	–	1	–
Credit contracts	(3,273)	409	–	574	–	–	(2,290)	876
Other contracts	33	(110)	(4)	(5)	(107)	–	(193)	(29)

Total derivatives liabilities, net	(2,423)	301	(4)	548	(108)	–	(1,686)	859

Long-term debt(b)	(508)	(405)	(77)	197	(34)	420	(407)	(223)

Total	$(3,849)	$(418)	$(153)	$741	$(142)	$420	$(3,401)	$311

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

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Condensed Consolidated Statements of Income as follows:

(in millions)	Net Investment Income	Net Realized Capital Gains (Losses)	Other Income	Total

Three Months Ended September 30, 2013
Bonds available for sale	$264	$(21)	$15	$258
Bond trading securities	86	7	197	290
Equity securities available for sale	–	–	–	–
Other invested assets	(12)	(5)	(8)	(25)
Policyholder contract deposits	–	250	–	250
Derivative liabilities, net	11	8	67	86
Long-term debt	–	–	(25)	(25)

Three Months Ended September 30, 2012
Bonds available for sale	$218	$51	$25	$294
Bond trading securities	491	–	127	618
Equity securities available for sale	–	15	–	15
Other invested assets	6	(16)	32	22
Policyholder contract deposits	–	(45)	–	(45)
Derivative liabilities, net	–	(39)	92	53
Long-term debt	–	–	(27)	(27)

Nine Months Ended September 30, 2013
Bonds available for sale	$713	$(8)	$90	$795
Bond trading securities	114	8	1,042	1,164
Equity securities available for sale	–	–	–	–
Other invested assets	142	(34)	36	144
Policyholder contract deposits	–	865	–	865
Derivative liabilities, net	26	25	418	469
Long-term debt	–	–	(120)	(120)

Nine Months Ended September 30, 2012
Bonds available for sale	$683	$(333)	$57	$407
Bond trading securities	3,330	–	430	3,760
Equity securities available for sale	–	40	–	40
Other invested assets	(3)	(189)	35	(157)
Policyholder contract deposits	–	(314)	–	(314)
Derivative liabilities, net	(1)	22	280	301
Long-term debt	–	–	(405)	(405)

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present the gross components of purchases, sales, issues and settlements, net, shown above:

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issues and Settlements, Net(a)

Three Months Ended September 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$194	$(34)	$–	$160
Non-U.S. governments	1	–	–	1
Corporate debt	146	–	(146)	–
RMBS	750	–	(623)	127
CMBS	179	(3)	(74)	102
CDO/ABS	628	–	(265)	363

Total bonds available for sale	1,898	(37)	(1,108)	753

Bond trading securities:
RMBS	31	(12)	(27)	(8)
CMBS	–	(9)	(44)	(53)
CDO/ABS	–	(66)	(491)	(557)

Total bond trading securities	31	(87)	(562)	(618)

Equity securities available for sale	–	–	(48)	(48)
Other invested assets	249	(3)	(191)	55

Total assets	$2,178	$(127)	$(1,909)	$142

Liabilities:
Policyholder contract deposits	$–	$(4)	$(47)	$(51)
Derivative liabilities, net	4	–	(897)	(893)
Long-term debt(b)	–	–	1	1

Total liabilities	$4	$(4)	$(943)	$(943)

Three Months Ended September 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$189	$(53)	$(34)	$102
Non-U.S. governments	3	–	(1)	2
Corporate debt	139	(6)	(39)	94
RMBS	198	(360)	(516)	(678)
CMBS	299	(127)	(57)	115
CDO/ABS	210	–	(339)	(129)

Total bonds available for sale	1,038	(546)	(986)	(494)

Bond trading securities:
Corporate debt	–	–	(1)	(1)
RMBS	–	(45)	(11)	(56)
CMBS	11	–	(10)	1
CDO/ABS	2,191	(6)	(8,965)	(6,780)

Total bond trading securities	2,202	(51)	(8,987)	(6,836)

Equity securities available for sale	–	(22)	(82)	(104)
Other invested assets	129	(30)	(189)	(90)

Total assets	$3,369	$(649)	$(10,244)	$(7,524)

Liabilities:
Policyholder contract deposits	$–	$(6)	$3	$(3)
Derivative liabilities, net	6	–	196	202
Long-term debt(b)	–	–	61	61

Total liabilities	$6	$(6)	$260	$260

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issues and Settlements, Net(a)

Nine Months Ended September 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$502	$(137)	$–	$365
Non-U.S. governments	9	–	(2)	7
Corporate debt	454	(114)	(310)	30
RMBS	3,462	(231)	(1,838)	1,393
CMBS	872	(167)	(415)	290
CDO/ABS	2,099	(159)	(557)	1,383

Total bonds available for sale	7,398	(808)	(3,122)	3,468

Bond trading securities:
RMBS	244	(12)	(102)	130
CMBS	19	(67)	(145)	(193)
CDO/ABS	318	(66)	(1,818)	(1,566)

Total bond trading securities	581	(145)	(2,065)	(1,629)

Equity securities available for sale	58	(11)	(48)	(1)
Other invested assets	697	(49)	(553)	95

Total assets	$8,734	$(1,013)	$(5,788)	$1,933

Liabilities:
Policyholder contract deposits	$–	$(16)	$21	$5
Derivative liabilities, net	9	(1)	(769)	(761)
Long-term debt(b)	–	–	23	23

Total liabilities	$9	$(17)	$(725)	$(733)

Nine Months Ended September 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$394	$(219)	$(36)	$139
Non-U.S. governments	4	(3)	(1)	–
Corporate debt	280	(59)	(125)	96
RMBS	2,308	(722)	(1,554)	32
CMBS	1,021	(260)	(143)	618
CDO/ABS	730	(4)	(876)	(150)

Total bonds available for sale	4,737	(1,267)	(2,735)	735

Bond trading securities:
Corporate debt	–	–	(5)	(5)
RMBS	–	(45)	(49)	(94)
CMBS	194	(106)	(209)	(121)
CDO/ABS	7,216	(6)	(10,840)	(3,630)

Total bond trading securities	7,410	(157)	(11,103)	(3,850)

Equity securities available for sale	67	(55)	(80)	(68)
Other invested assets	529	(63)	(523)	(57)

Total assets	$12,743	$(1,542)	$(14,441)	$(3,240)

Liabilities:
Policyholder contract deposits	$–	$(20)	$16	$(4)
Derivative liabilities, net	8	–	540	548
Long-term debt(b)	–	–	197	197

Total liabilities	$8	$(20)	$753	$741

(a)  There were no issuances during the three- and nine-month periods ended September 30, 2013 and 2012.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2013 and 2012

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income as shown in the table above excludes $43 million of net gains and $12 million of net losses related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2013, respectively, and includes $18 million and $30 million of net gains related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2013, respectively.

Transfers of Level 3 Assets

During the three- and nine-month periods ended September 30, 2013, transfers into Level 3 assets included certain investments in private placement corporate debt, residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS), collateralized debt obligations (CDO)/asset-backed securities (ABS), and investments in hedge funds and private equity funds.

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

During the three- and nine-month periods ended September 30, 2013, transfers out of Level 3 assets primarily related to certain investments in municipal securities, private placement corporate debt, CMBS, CDO/ABS and investments in hedge funds.

•
Transfers of certain investments in municipal securities, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments.

•
Transfers of private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

•
The removal or easing of fund-imposed redemption restrictions resulted in the transfer of certain hedge fund investments out of Level 3 assets.

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and nine-month periods ended September 30, 2013.

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

(in millions)	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(a)

Assets:

Corporate debt	$1,082	Discounted cash flow	Yield(b)	4.20% – 10.58% (7.39%)

RMBS	13,752	Discounted cash flow	Constant prepayment rate(c)	0.00% – 9.94% (4.59%)
			Loss severity(c)	42.05% – 79.27% (60.66%)
			Constant default rate(c)	3.91% – 12.51% (8.21%)
			Yield(c)	2.80% – 7.74% (5.27%)

Certain CDO/ABS	5,421	Discounted cash flow	Constant prepayment rate(c)	5.30% – 13.10% (9.30%)
			Loss severity(c)	43.00% – 64.80% (54.00%)
			Constant default rate(c)	3.40% – 15.70% (8.50%)
			Yield(c)	5.40% – 12.00% (9.80%)

CMBS	6,244	Discounted cash flow	Yield(b)	0.00% – 14.10% (5.63%)

CDO/ABS — Direct		Binomial Expansion	Recovery rate(b)	5.00% – 63.00% (24.00%)
Investment Book	559	Technique (BET)	Diversity score(b)	5 – 36 (13)
			Weighted average life(b)	1.00 – 9.47 years (4.91 years)

Liabilities:

Policyholder contract deposits — GMWB	387	Discounted cash flow	Equity implied volatility(b)	6.00% – 39.00%
			Base lapse rate(b)	1.00% – 40.00%
			Dynamic lapse rate(b)	0.20% – 60.00%
			Mortality rate(b)	0.50% – 40.00%
			Utilization rate(b)	0.50% – 25.00%

Derivative Liabilities — Credit contracts	1,123	BET	Recovery rate(b)	5.00% – 34.00% (17.00%)
			Diversity score(b)	9 – 36 (13)
			Weighted average life(b)	4.68 – 9.47 years (5.76 years)

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(a)

Assets:

Corporate debt	$775	Discounted cash flow	Yield(b)	0.08% – 6.55% (3.31%)

RMBS	10,650	Discounted cash flow	Constant prepayment rate(c)	0.00% – 10.76% (5.03%)
			Loss severity(c)	43.70% – 78.72% (61.21%)
			Constant default rate(c)	4.21% – 13.30% (8.75%)
			Yield(c)	2.23% – 9.42% (5.82%)

Certain CDO/ABS(d)	7,844	Discounted cash flow	Constant prepayment rate(c)	0.00% – 32.25% (11.82%)
			Loss severity(c)	0.00% – 29.38% (6.36%)
			Constant default rate(c)	0.00% – 4.05% (1.18%)
			Yield(c)	5.41% – 10.67% (8.04%)

CMBS	3,251	Discounted cash flow	Yield(b)	0.00% – 19.95% (7.76%)

CDO/ABS — Direct		Binomial Expansion	Recovery rate(b)	3.00% – 63.00% (27.00%)
Investment Book	1,205	Technique (BET)	Diversity score(b)	4 – 44 (13)
			Weighted average life(b)	1.27 – 9.11 years (4.91 years)

Liabilities:

Policyholder contract deposits — GMWB	1,257	Discounted cash flow	Equity implied volatility(b)	6.00% – 39.00%
			Base lapse rate(b)	1.00% – 40.00%
			Dynamic lapse rate(b)	0.20% – 60.00%
			Mortality rate(b)	0.50% – 40.00%
			Utilization rate(b)	0.50% – 25.00%

Derivative Liabilities — Credit contracts	1,436	BET	Recovery rate(b)	3.00% – 37.00% (17.00%)
			Diversity score(b)	9 – 38 (14)
			Weighted average life(b)	5.10 – 8.45 years (5.75 years)

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

RMBS and Certain CDO/ABS

The significant unobservable inputs used in fair value measurements of RMBS and certain CDO/ABS valued by third-party valuation service providers are constant prepayment rates (CPR), loss severity, constant default rates (CDR), and yield. A change in the assumptions used for the probability of default will generally be accompanied by a corresponding change in the assumption used for the loss severity and an inverse change in the assumption used for prepayment rates. In general, increases in CPR, loss severity, CDR, and yield, in isolation, would result in a decrease in the fair value measurement. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship between the directional change of each input is not usually linear.

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

Policyholder contract deposits

The significant unobservable inputs used for embedded derivatives in policyholder contract deposits measured at fair value, mainly guaranteed minimum withdrawal benefits (GMWB) for variable annuity products, are equity implied volatility, base and dynamic lapse rates, mortality rates and utilization rates. Lapse, mortality, and utilization rates may vary significantly depending upon age groups and duration. In general, increases in volatility and utilization rates will increase the fair value of the liability associated with GMWB, while increases in lapse rates and mortality rates will decrease the fair value of the liability.

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

		September 30, 2013		December 31, 2012
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using Net Asset Value Per Share (or its equivalent)	Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,654	$605	$2,529	$669

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	337	74	251	52

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	141	13	157	16

Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled	190	39	184	36

Other	Includes multi-strategy and mezzanine strategies	134	229	112	100

Total private equity funds		3,456	960	3,233	873

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	937	2	788	2

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,548	–	1,318	–

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	515	–	320	–

Distressed	Securities of companies that are already in default, under bankruptcy protection or troubled	525	18	316	–

Emerging markets	Investments in the financial markets of developing countries	245	–	–	–

Other	Includes multi-strategy and relative value strategies	86	–	66	–

Total hedge funds		3,856	20	2,808	2

Total		$7,312	$980	$6,041	$875

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Private equity fund investments included above are not redeemable, as distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager's discretion, typically in one or two-year increments. At September 30, 2013, assuming average original expected lives of 10 years for the funds, 64 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of less than three years, 33 percent between three and seven years and 3 percent between seven and 10 years.

Generally, the hedge fund investments included above are redeemable monthly (13 percent), quarterly (44 percent), semi-annually (22 percent) and annually (21 percent), with redemption notices ranging from one day to 180 days. At September 30, 2013, however, investments representing approximately 71 percent of the total fair value of the hedge fund investments cannot be currently redeemed, either in whole or in part, because the investments include various contractual restrictions. The majority of these contractual restrictions, which may have been put in place at a fund's inception or thereafter, have pre-defined end dates and are generally expected to be lifted by the end of 2015. The restrictions that do not have stated end dates were primarily put in place prior to 2009. The fund investments for which redemption is restricted only in part generally relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Assets:
Mortgage and other loans receivable	$1	$10	$3	$41
Bonds and equity securities	331	875	963	1,782
Trading — ML II interest	–	–	–	246
Trading — ML III interest	–	330	–	2,888
Retained interest in AIA	–	527	–	1,829
Alternative Investments(a)	23	11	229	11
Other, including Short-term investments	3	3	8	16

Liabilities:
Long-term debt(b)	(51)	(86)	271	(750)
Other liabilities	(4)	(9)	(10)	(31)

Total gain (loss)(c)	$303	$1,661	$1,464	$6,032

(a)  Includes hedge funds, private equity funds, affordable housing partnerships and other investment partnerships.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

(c)  Excludes discontinued operations.

See Notes 6 and 7 to the Consolidated Financial Statements in the 2012 Annual Report for additional information about our policies for electing the fair value option and for recognizing, measuring, and disclosing interest and dividend income and interest expense.

We recognized losses of $22 million and $37 million during the three- and nine-month periods ended September 30, 2013, respectively, and losses of $126 million and $621 million during the three- and nine-month periods ended September 30, 2012, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

ITEM 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	September 30, 2013			December 31, 2012
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$–	$–	$–	$134	$141	$(7)
Liabilities:
Long-term debt*	$6,981	$5,374	$1,607	$8,055	$5,705	$2,350

*     Includes GIAs, notes, bonds, loans and mortgages payable.

There were no mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due or in non-accrual status at September 30, 2013 and December 31, 2012.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

					Impairment Charges
	Assets at Fair Value
					Three Months Ended September 30,		Nine Months Ended September 30,
	Non-Recurring Basis
(in millions)	Level 1	Level 2	Level 3	Total	2013	2012	2013	2012

September 30, 2013
Alternative investments	$–	$–	$1,798	$1,798	$66	$97	$225	$273
Other assets	–	10	31	41	2	–	26	9

Total	$–	$10	$1,829	$1,839	$68	$97	$251	$282

December 31, 2012
Alternative investments	$–	$–	$2,062	$2,062
Other assets	–	3	18	21

Total	$–	$3	$2,080	$2,083

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying value and estimated fair value of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value

September 30, 2013
Assets:
Mortgage and other loans receivable	$–	$618	$20,170	$20,788	$19,707
Other invested assets	–	59	3,912	3,971	4,932
Short-term investments	–	17,084	–	17,084	17,084
Cash	2,058	–	–	2,058	2,058
Liabilities:
Policyholder contract deposits associated with investment-type contracts	–	202	113,828	114,030	104,734
Other liabilities	–	5,080	531	5,611	5,613
Long-term debt	–	36,785	2,104	38,889	35,250

December 31, 2012
Assets:
Mortgage and other loans receivable	$–	$823	$19,396	$20,219	$19,348
Other invested assets	–	237	3,521	3,758	4,932
Short-term investments	–	20,752	–	20,752	20,752
Cash	1,151	–		1,151	1,151
Liabilities:
Policyholder contract deposits associated with investment-type contracts	–	245	123,860	124,105	105,979
Other liabilities	–	3,981	818	4,799	4,800
Long-term debt	–	43,966	1,925	45,891	40,445

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

September 30, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$3,278	$190	$(33)	$3,435	$–
Obligations of states, municipalities and political subdivisions	29,967	1,319	(405)	30,881	2
Non-U.S. governments	22,580	793	(339)	23,034	–
Corporate debt	138,286	8,644	(2,762)	144,168	78
Mortgage-backed, asset-backed and collateralized:
RMBS	33,833	3,094	(451)	36,476	1,554
CMBS	11,203	605	(296)	11,512	89
CDO/ABS	9,915	648	(168)	10,395	62

Total mortgage-backed, asset-backed and collateralized	54,951	4,347	(915)	58,383	1,705

Total bonds available for sale(b)	249,062	15,293	(4,454)	259,901	1,785

Equity securities available for sale:
Common stock	1,284	1,748	(14)	3,018	–
Preferred stock	53	25	(1)	77	–
Mutual funds	289	4	(10)	283	–

Total equity securities available for sale	1,626	1,777	(25)	3,378	–

Total	$250,688	$17,070	$(4,479)	$263,279	$1,785

December 31, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$3,161	$323	$(1)	$3,483	$–
Obligations of states, municipalities and political subdivisions	33,042	2,685	(22)	35,705	2
Non-U.S. governments	25,449	1,395	(44)	26,800	–
Corporate debt	135,728	15,848	(464)	151,112	115
Mortgage-backed, asset-backed and collateralized:
RMBS	31,330	3,379	(317)	34,392	1,330
CMBS	9,449	770	(304)	9,915	(79)
CDO/ABS	7,990	806	(244)	8,552	82

Total mortgage-backed, asset-backed and collateralized	48,769	4,955	(865)	52,859	1,333

Total bonds available for sale(b)	246,149	25,206	(1,396)	269,959	1,450

Equity securities available for sale:
Common stock	1,492	1,574	(37)	3,029	–
Preferred stock	55	23	–	78	–
Mutual funds	93	12	–	105	–

Total equity securities available for sale	1,640	1,609	(37)	3,212	–

Total	$247,789	$26,815	$(1,433)	$273,171	$1,450

(a)  Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)  At September 30, 2013 and December 31, 2012, bonds available for sale held by us that were below investment grade or not rated totaled $31.1 billion and $29.6 billion, respectively.

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities in a loss position, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

September 30, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$825	$29	$32	$4	$857	$33
Obligations of states, municipalities and political subdivisions	5,512	352	273	53	5,785	405
Non-U.S. governments	5,156	291	253	48	5,409	339
Corporate debt	38,230	2,417	2,890	345	41,120	2,762
RMBS	7,617	318	1,001	133	8,618	451
CMBS	2,685	190	994	106	3,679	296
CDO/ABS	3,204	62	963	106	4,167	168

Total bonds available for sale	63,229	3,659	6,406	795	69,635	4,454

Equity securities available for sale:
Common stock	113	13	2	1	115	14
Preferred stock	5	1	–	–	5	1
Mutual funds	157	10	–	–	157	10

Total equity securities available for sale	275	24	2	1	277	25

Total	$63,504	$3,683	$6,408	$796	$69,912	$4,479

December 31, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$153	$1	$–	$–	$153	$1
Obligations of states, municipalities and political subdivisions	692	11	114	11	806	22
Non-U.S. governments	1,555	19	442	25	1,997	44
Corporate debt	8,483	201	3,229	263	11,712	464
RMBS	597	28	1,661	289	2,258	317
CMBS	404	8	1,481	296	1,885	304
CDO/ABS	393	3	1,624	241	2,017	244

Total bonds available for sale	12,277	271	8,551	1,125	20,828	1,396

Equity securities available for sale:
Common stock	247	36	18	1	265	37
Mutual funds	3	–	–	–	3	–

Total equity securities available for sale	250	36	18	1	268	37

Total	$12,527	$307	$8,569	$1,126	$21,096	$1,433

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At September 30, 2013, we held 6,217 and 97 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 688 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2013 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Furthermore, we expect to recover the entire amortized cost basis of these securities. In performing this evaluation, we considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for Sale		Fixed Maturity Securities in a Loss Position Available for Sale
September 30, 2013 (in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$9,884	$10,097	$680	$670
Due after one year through five years	51,912	54,768	7,975	7,816
Due after five years through ten years	69,813	72,610	20,182	19,212
Due after ten years	62,502	64,043	27,873	25,473
Mortgage-backed, asset-backed and collateralized	54,951	58,383	17,379	16,464

Total	$249,062	$259,901	$74,089	$69,635

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or redemptions of our available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturity securities	$516	$26	$943	$82	$2,216	$153	$2,308	$121
Equity securities	18	6	38	22	101	15	503	26

Total	$534	$32	$981	$104	$2,317	$168	$2,811	$147

For the three- and nine-month periods ended September 30, 2013, the aggregate fair value of available for sale securities sold was $8.4 billion and $27.7 billion, respectively, which resulted in net realized capital gains of $0.5 billion and $2.1 billion, respectively.

For the three- and nine-month periods ended September 30, 2012, the aggregate fair value of available for sale securities sold was $8.8 billion and $30.3 billion, respectively, which resulted in net realized capital gains of $0.9 billion and $2.7 billion, respectively.

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Trading Securities

The following table presents the fair value of our trading securities:

	September 30, 2013		December 31, 2012
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

Fixed maturity securities:
U.S. government and government sponsored entities	$5,867	25%	$6,794	27%
Obligations of states, territories and political subdivisions	181	1	–	–
Non-U.S. governments	2	–	2	–
Corporate debt	1,147	5	1,320	5
Mortgage-backed, asset-backed and collateralized:
RMBS	2,178	9	1,727	7
CMBS	1,454	6	2,227	9
CDO/ABS and other collateralized(a)	12,048	51	12,506	50

Total mortgage-backed, asset-backed and collateralized	15,680	66	16,460	66
Other	7	–	8	–

Total fixed maturity securities	22,884	97	24,584	98

Equity securities	807	3	662	2

Total(b)	$23,691	100%	$25,246	100%

(a)  Includes $1.0 billion of U.S. Government agency backed ABS.

(b)  Securities presented herein are measured at fair value based on our election of the fair value option.

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Fixed maturity securities, including short-term investments	$3,005	$3,263	$8,969	$9,547
Change in fair value of ML II	–	–	–	246
Change in fair value of ML III	–	330	–	2,888
Change in fair value of AIA securities including realized gain	–	527	–	1,829
Equity securities	98	53	123	85
Interest on mortgage and other loans	292	270	862	799
Alternative investments*	288	340	1,892	1,194
Real estate	32	35	99	93
Other investments	(22)	(11)	59	(9)

Total investment income	3,693	4,807	12,004	16,672
Investment expenses	120	157	423	436

Net investment income	$3,573	$4,650	$11,581	$16,236

*     Includes hedge funds, private equity funds, affordable housing partnerships and other investment partnerships.

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Sales of fixed maturity securities	$490	$861	$2,063	$2,187
Sales of equity securities	12	16	86	477
Other-than-temporary impairments:
Severity	–	(1)	(5)	(15)
Change in intent	(1)	(5)	(4)	(27)
Foreign currency declines	–	(1)	–	(7)
Issuer-specific credit events	(55)	(107)	(200)	(895)
Adverse projected cash flows	–	–	(7)	(4)
Provision for loan losses	(33)	51	(38)	77
Foreign exchange transactions	(276)	(54)	135	(101)
Derivative instruments	192	(203)	209	(862)
Other	(77)	89	(96)	(36)

Net realized capital gains	$252	$646	$2,143	$794

Change in Unrealized Appreciation of Investments

The following table presents the increase (decrease) in unrealized appreciation of our available for sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Increase (decrease) in unrealized appreciation of investments:
Fixed maturities	$(1,696)	$5,000	$(12,971)	$10,013
Equity securities	189	131	180	(459)
Other investments	50	24	57	392

Total Increase (decrease) in unrealized appreciation of investments	$(1,457)	$5,155	$(12,734)	$9,946

Evaluating Investments for Other-Than-Temporary Impairments

For a discussion of our policy for evaluating investments for other-than-temporary impairments, see Note 7 to the Consolidated Financial Statements in the 2012 Annual Report.

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for our available for sale fixed maturity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Balance, beginning of period	$4,236	$6,090	$5,164	$6,504
Increases due to:
Credit impairments on new securities subject to impairment losses	6	–	33	172
Additional credit impairments on previously impaired securities	29	45	59	421
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(68)	(297)	(626)	(815)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	–	(5)	–	(5)
Accretion on securities previously impaired due to credit*	(184)	(215)	(611)	(668)
Other	–	(3)	–	6

Balance, end of period	$4,019	$5,615	$4,019	$5,615

*     Represents both accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities and the accretion due to the passage of time.

Purchased Credit Impaired (PCI) Securities

In 2011, we began purchasing certain RMBS securities that have experienced deterioration in credit quality since their issuance. We determined, based on our expectations as to the timing and amount of cash flows expected to be received, that it was probable at the date of acquisition that we would not collect all contractually required payments for these PCI securities, including both principal and interest after considering the effects of prepayments. At acquisition, the timing and amount of the undiscounted future cash flows expected to be received on each PCI security was determined based on our best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. At acquisition, the difference between the undiscounted expected future cash flows of the PCI securities and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over their remaining lives on a level-yield basis. Additionally, the difference between the contractually required payments on the PCI securities and the undiscounted expected future cash flows represents the non-accretable difference at acquisition. The accretable yield and the non-accretable difference will change over time, based on actual payments received and changes in estimates of undiscounted expected future cash flows, which are discussed further below.

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

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition

Contractually required payments (principal and interest)	$23,784
Cash flows expected to be collected*	18,763
Recorded investment in acquired securities	12,268

*     Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	September 30, 2013	December 31, 2012

Outstanding principal balance	$14,104	$11,791
Amortized cost	9,609	7,718
Fair value	10,685	8,823

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Balance, beginning of period	$5,901	$4,950	$4,766	$4,135
Newly purchased PCI securities	202	114	1,308	1,532
Disposals	–	(130)	(60)	(298)
Accretion	(187)	(165)	(517)	(510)
Effect of changes in interest rate indices	282	(39)	388	(200)
Net reclassification from non-accretable difference, including effects of prepayments	405	53	718	124

Balance, end of period	$6,603	$4,783	$6,603	$4,783

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

ITEM 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the fair value of securities pledged to counterparties under secured financing transactions:

(in millions)	September 30, 2013	December 31, 2012

Securities available for sale	$4,064	$8,180
Trading securities	2,881	2,985

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	September 30, 2013	December 31, 2012

Securities collateral pledged to us	$10,222	$11,039
Amount repledged by us	60	33

Insurance — Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $7.2 billion and $8.9 billion at September 30, 2013 and December 31, 2012, respectively.

Other Pledges

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $61 million and $84 million of stock in FHLBs at September 30, 2013 and December 31, 2012, respectively. To the extent we borrow from the FHLB, our ownership interest in the stock of FHLBs will be pledged to the FHLB. In addition, we have pledged securities available for sale with a fair value of $76 million and $341 million at September 30, 2013 and December 31, 2012, respectively, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations approximated $4.4 billion at both September 30, 2013 and December 31, 2012. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

ITEM 1 / NOTE 7. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable:

(in millions)	September 30, 2013	December 31, 2012

Commercial mortgages*	$14,741	$13,788
Life insurance policy loans	2,844	2,952
Commercial loans, other loans and notes receivable	2,520	3,147

Total mortgage and other loans receivable	20,105	19,887
Allowance for losses	(398)	(405)

Mortgage and other loans receivable, net	$19,707	$19,482

*     Commercial mortgages primarily represent loans for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 18 percent and 17 percent at September 30, 2013, respectively, and approximately 22 percent and 15 percent at December 31, 2012, respectively).

The following table presents the credit quality indicators for commercial mortgages:

	Number of Loans	Class							Percent of Total $
September 30, 2013 (dollars in millions)
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)

Credit Quality Indicator:
In good standing	974	$2,313	$4,605	$2,920	$1,583	$1,339	$1,570	$14,330	97%
Restructured(a)	9	54	207	7	–	–	88	356	3
90 days or less delinquent	–	–	–	–	–	–	–	–	–
>90 days delinquent or in process of foreclosure	9	–	55	–	–	–	–	55	–

Total(b)	992	$2,367	$4,867	$2,927	$1,583	$1,339	$1,658	$14,741	100%

Valuation allowance		$10	$109	$8	$20	$3	$53	$203	1%

(a)  Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 8 to the Consolidated Financial Statements in the 2012 Annual Report.

(b)  Does not reflect valuation allowances.

(c)  Approximately 99 percent of the commercial mortgages held at such respective dates were current as to payments of principal and interest.

Allowance for Credit Losses

See Note 8 to the Consolidated Financial Statements in the 2012 Annual Report for a discussion of our accounting policy for evaluating mortgage and other loans receivable for impairment.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2013			2012
Nine Months Ended September 30, (in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total

Allowance, beginning of year	$159	$246	$405	$305	$435	$740
Loans charged off	(5)	(37)	(42)	(12)	(6)	(18)
Recoveries of loans previously charged off	3	6	9	6	–	6

Net charge-offs	(2)	(31)	(33)	(6)	(6)	(12)
Provision for loan losses	47	(16)	31	(106)	33	(73)
Other	(1)	(4)	(5)	–	–	–
Activity of discontinued operations	–	–	–	–	(167)	(167)

Allowance, end of period	$203 *	$195	$398	$193*	$295	$488

*     Of the total allowance at the end of the period, $102 million and $38 million relates to individually assessed credit losses on $267 million and $332 million of commercial mortgage loans at September 30, 2013 and 2012, respectively.

No significant loans were modified in a troubled debt restructuring during the nine-month periods ended September 30, 2013 and 2012.

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real estate and investment funds(c)	Securitization vehicles	Structured investment vehicles	Affordable housing partnerships	Other	Total

September 30, 2013
Assets:
Available for sale securities	$–	$11,111	$–	$–	$–	$11,111
Trading securities	–	–	745	–	117	862
Mortgage and other loans receivable	–	–	–	–	301	301
Other invested assets	924	–	–	2,068	862	3,854
Other assets	65	–	646	36	707	1,454

Total assets(a)(b)	$989	$11,111	$1,391	$2,104	$1,987	$17,582

Liabilities:
Long-term debt	$74	$151	$87	$194	$198	$704
Other liabilities	47	–	61	79	257	444

Total liabilities	$121	$151	$148	$273	$455	$1,148

December 31, 2012
Assets:
Available for sale securities	$198	$2,422	$–	$–	$324	$2,944
Trading securities	15	–	792	–	204	1,011
Mortgage and other loans receivable	–	–	–	–	398	398
Other invested assets	1,122	–	–	2,230	1,023	4,375
Other assets	59	–	902	33	2,013	3,007

Total assets(a)(b)	$1,394	$2,422	$1,694	$2,263	$3,962	$11,735

Liabilities:
Long-term debt	$157	$25	$9	$133	$424	$748
Other liabilities	20	–	43	68	1,044	1,175

Total liabilities	$177	$25	$52	$201	$1,468	$1,923

(a)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(b)  At September 30, 2013 and December 31, 2012 includes approximately $12.2 billion and $3.6 billion, respectively, of primarily investment-grade debt securities held by certain securitization vehicles that issued beneficial interests in these investments. The majority of the beneficial interests issued are held by AIG.

(c)  At September 30, 2013 and December 31, 2012, off-balance sheet exposure, primarily consisting of commitments to real estate and investment funds, was $50.8 million and $48.7 million, respectively.

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet*	Off-Balance Sheet	Total

September 30, 2013
Real estate and investment funds	$20,087	$2,203	$193	$2,396
Affordable housing partnerships	474	473	–	473
Other	1,181	166	87	253

Total	$21,742	$2,842	$280	$3,122

December 31, 2012
Real estate and investment funds	$16,662	$1,881	$169	$2,050
Affordable housing partnerships	498	498	–	498
Other	1,018	79	–	79

Total	$18,178	$2,458	$169	$2,627

*     At September 30, 2013 and December 31, 2012, $2.8 billion and $2.5 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

The following table presents the notional amounts and fair values of our derivative instruments:

	September 30, 2013				December 31, 2012
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)

Derivatives designated as hedging instruments:
Interest rate contracts(b)	$–	$–	$119	$7	$–	$–	$–	$–
Foreign exchange contracts	468	6	1,054	78	–	–	–	–
Derivatives not designated as hedging instruments:
Interest rate contracts(b)	54,968	4,013	52,688	4,177	63,463	6,479	63,482	5,806
Foreign exchange contracts	934	35	5,427	197	8,325	104	10,168	174
Equity contracts(c)	6,131	257	29,533	491	4,990	221	25,626	1,377
Commodity contracts	17	1	13	4	625	145	622	146
Credit contracts	71	56	15,608	1,561	70	60	16,244	2,051
Other contracts(d)	27,518	33	1,293	189	20,449	38	1,488	206

Total derivatives not designated as hedging instruments	89,639	4,395	104,562	6,619	97,922	7,047	117,630	9,760

Total derivatives, gross	$90,107	$4,401	$105,735	$6,704	$97,922	$7,047	$117,630	$9,760

(a)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)  Includes cross-currency swaps.

(c)  Notional amount of derivative assets and fair value of derivative assets include $1.1 billion and $4 million, respectively, at September 30, 2013, related to bifurcated embedded derivatives. Notional amount of derivative liabilities and fair value of derivative liabilities include $27 billion and $0.4 billion, respectively, at September 30, 2013, and $23 billion and $1.3 billion, respectively, at December 31, 2012, related to bifurcated embedded derivatives. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets.

(d)  Consists primarily of contracts with multiple underlying exposures.

ITEM 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the fair values of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2013				December 31, 2012
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

Global Capital Markets derivatives:
AIG Financial Products	$46,395	$2,761	$56,908	$3,959	$59,854	$4,725	$66,717	$5,506
AIG Markets	12,420	981	15,367	1,543	14,028	1,308	18,774	1,818

Total Global Capital Markets derivatives	58,815	3,742	72,275	5,502	73,882	6,033	85,491	7,324
Non-Global Capital Markets derivatives(a)	31,292	659	33,460	1,202	24,040	1,014	32,139	2,436

Total derivatives, gross	$90,107	4,401	$105,735	6,704	$97,922	7,047	$117,630	9,760

Counterparty netting(b)		(1,863)		(1,863)		(2,467)		(2,467)
Cash collateral(c)		(811)		(1,664)		(909)		(1,976)

Total derivatives, net		1,727		3,177		3,671		5,317

Less: Bifurcated embedded derivatives		4		455		–		1,256

Total derivatives on consolidated balance sheet		$1,723		$2,722		$3,671		$4,061

(a)  Represents derivatives used to hedge the foreign currency and interest rate risk associated with insurance operations as well as embedded derivatives included in insurance contracts. Bifurcated embedded derivatives are recorded in Policyholder contract deposits in the Condensed Consolidated Balance Sheets.

(b)  Represents netting of derivative exposures covered by a qualifying ISDA Master Agreement.

(c)  Represents cash collateral posted and received that is eligible for netting.

Collateral

We engage in derivative transactions directly with unaffiliated third parties, which generally provide for collateral postings to such unaffiliated third parties or (in the case of derivative transactions subject to clearing) centralized clearing organizations at various ratings and threshold levels. The collateral posting provisions are generally contained in Credit Support Annexes (CSAs) included in International Swaps and Derivatives Association, Inc. (ISDA) Master Agreements or (in the case of derivative transactions subject to clearing) clearing agreements with futures commission merchants.

Collateral posted by us to third parties for derivative transactions was $3.4 billion and $4.5 billion at September 30, 2013 and December 31, 2012, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.1 billion and $1.4 billion at September 30, 2013 and December 31, 2012, respectively. We generally can repledge or resell this collateral to the extent it is posted under derivative transactions that are not subject to clearing.

Offsetting

We have elected to present all derivative receivables and derivative payables, and the related cash collateral received and paid, on a net basis on our Condensed Consolidated Balance Sheets when a legally enforceable ISDA Master Agreement exists between us and our derivative counterparty. An ISDA Master Agreement is an agreement between two counterparties, who may have multiple derivative contracts with each other, and such ISDA Master Agreement may provide for the net settlement of all or a specified group of these derivative contracts, as well as cash collateral, through a single payment, in a single currency, in the event of a default on or affecting any one derivative contract or a termination event affecting all or a specified group of derivative contracts.

ITEM 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Hedge Accounting

We designated certain derivatives entered into by Global Capital Markets (GCM) with third parties as fair value hedges of available-for-sale investment securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. We also designated certain interest rate cross-currency swaps as hedges of the change in fair value of fixed-rate GICs attributable to changes in benchmark interest rates and foreign exchange rates.

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with certain non-U.S. dollar functional currency foreign subsidiaries. We assess the hedge effectiveness and measure the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. For the three- and nine-month periods ended September 30, 2013, we recognized losses of $108 million and $13 million, respectively, and for the three- and nine-month periods ended September 30, 2012, we recognized losses of $70 million and $13 million, respectively, included in Foreign currency translation adjustments in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Interest rate contracts:(a)
Gain (loss) recognized in earnings on derivatives	$2	$–	$2	$(2)
Gain recognized in earnings on hedged items(b)	17	19	70	99
Gain (loss) recognized in earnings for ineffective portion	–	–	–	–
Foreign exchange contracts:(a)
Gain (loss) recognized in earnings on derivatives	(21)	–	(61)	–
Gain (loss) recognized in earnings on hedged items	19	–	66	–
Gain (loss) recognized in earnings for amounts excluded from effectiveness testing	(2)	–	5	–

(a)  Gains and losses recognized in earnings on derivatives are recorded in Net realized capital gains and Interest credited to policyholder account balances. Gains and losses recognized in earnings on hedged items are recorded in Net realized capital gains, Interest credited to policyholder account balances, and Other income. Gains and losses recognized in earnings from the ineffective portion and amounts excluded from effectiveness testing, if any, are recorded in Net realized capital gains.

(b)  Includes $19 million and $18 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $72 million and $97 million, for the nine-month periods ended September 30, 2013 and 2012, respectively, representing the amortization of debt basis adjustment following the discontinuation of hedge accounting.

ITEM 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

By Derivative Type:
Interest rate contracts(a)	$35	$(220)	$(250)	$(208)
Foreign exchange contracts	(83)	(93)	64	(3)
Equity contracts(b)	158	(206)	670	(601)
Commodity contracts	(1)	2	(3)	–
Credit contracts	52	200	365	414
Other contracts	14	(4)	74	(56)

Total	$175	$(321)	$920	$(454)

By Classification:
Policy fees	$56	$42	$149	$115
Net investment income	(7)	–	22	1
Net realized capital gains (losses)	200	(183)	200	(843)
Other income (losses)	(71)	(180)	560	273
Policyholder benefits and claims incurred	(3)	–	(11)	–

Total	$175	$(321)	$920	$(454)

(a)  Includes cross currency swaps.

(b)  Includes embedded derivative gains of $266 million and $1.0 billion for the three- and nine-month periods ended September 30, 2013, respectively, and embedded derivative losses of $75 million and $268 million for the three- and nine-month periods ended September 30, 2012, respectively.

Global Capital Markets Derivatives

Derivative transactions between AIG and its subsidiaries and third parties are generally centralized through GCM. One of GCM's entities generally acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services for AIG entities. The portfolio of this entity consists primarily of interest rate and currency derivatives and also includes legacy credit derivatives that have been novated to this entity.

Another of GCM's entities also enters into derivatives to mitigate market risk in its exposures (interest rates, currencies, credit, commodities and equities) arising from its transactions. At September 30, 2013, this entity has entered into credit derivative transactions with respect to $68 million of securities to economically hedge its credit risk. In most cases, this entity has not hedged its exposures related to the credit default swaps it has written.

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

ITEM 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

	Net Notional Amount at(a)		Fair Value of Derivative Liability at(b)		Unrealized Market Valuation Gain(c)
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012

Regulatory Capital:
Prime residential mortgages	$2	$97	$–	$–	$–	$–	$–	$–
Other	–	–	–	–	–	6	–	9

Total	2	97	–	–	–	6	–	9

Arbitrage:
Multi-sector CDOs(d)	3,399	3,944	1,460	1,910	49	142	330	336
Corporate debt/CLOs(e)	11,836	11,832	34	60	5	42	26	53

Total	15,235	15,776	1,494	1,970	54	184	356	389

Mezzanine tranches	–	–	–	–	–	14	–	3

Total	$15,237	$15,873	$1,494	$1,970	$54	$204	$356	$401

(a)  Net notional amounts presented are net of all structural subordination below the covered tranches. The decrease in the total net notional amount from December 31, 2012 to September 30, 2013 was due to amortization of $745 million and terminations and maturities of $67 million, partially offset by foreign exchange rate movement of $176 million.

(b)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)  Includes credit valuation adjustment losses of $2 million and $12 million for the three-month periods ended September 30, 2013 and 2012, respectively, and losses of $3 million and $36 million for the nine-month periods ended September 30, 2013 and 2012, respectively, representing the effect of changes in our credit spreads on the valuation of the derivatives liabilities.

(d)  During the nine-month period ended September 30, 2013, we paid $120 million to counterparties with respect to multi-sector CDOs, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss. Multi-sector CDOs also include $3.0 billion and $3.4 billion in net notional amount of credit default swaps written with cash settlement provisions at September 30, 2013 and December 31, 2012, respectively. Collateral postings with regards to multi-sector CDOs were $1.2 billion and $1.6 billion at September 30, 2013 and December 31, 2012, respectively.

(e)  Corporate debt/Collateralized Loan Obligations (CLOs) include $1.1 billion and $1.2 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at September 30, 2013 and December 31, 2012, respectively. Collateral postings with regards to corporate debt/CLOs were $394 million and $420 million at September 30, 2013 and December 31, 2012, respectively.

The expected weighted average maturity of the super senior credit derivative portfolios as of September 30, 2013 was less than one year for the regulatory capital prime residential mortgage portfolio, six years for the multi-sector CDO arbitrage portfolio and two years for the corporate debt/CLO portfolio.

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

ITEM 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Written Single Name Credit Default Swaps

We have legacy credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long-short strategy to earn the net spread between CDS written and purchased. At September 30, 2013, the net notional amount of these written CDS contracts was $399 million, including ABS CDS transactions purchased from a liquidated multi-sector super senior CDS transaction. These exposures have been partially hedged by purchasing offsetting CDS contracts of $51 million in net notional amount. The net unhedged position of $348 million represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is three years. At September 30, 2013, the fair value of the derivative liability (which represents the carrying value) of the portfolio of CDS was $39 million.

Upon a triggering event (e.g., a default) with respect to the underlying credit, we would have the option to either settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

These CDS contracts were written under ISDA Master Agreements. The majority of these ISDA Master Agreements include CSAs that provide for collateral postings based on the market value of the relevant reference obligations. At September 30, 2013, collateral posted by us under these contracts was $52 million prior to offsets for other transactions.

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

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk-related contingent features that were in a net liability position at September 30, 2013, was approximately $2.9 billion. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2013, was $3.4 billion.

We estimate that at September 30, 2013, based on our outstanding financial derivative transactions, a one-notch downgrade of our long-term senior debt ratings to BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody's Investors' Service, Inc. (Moody's) and an additional one-notch downgrade to BBB by S&P would result in approximately $69 million in additional collateral postings and termination payments, and a further one-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $140 million in additional collateral postings and termination payments.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of September 30, 2013. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Our estimates are also based on the assumption that

ITEM 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

counterparties will terminate based on their net exposure to us. The actual termination payments could significantly differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income or Other income. Our investments in these hybrid securities are reported as Bond trading securities in the Condensed Consolidated Balance Sheets. The fair value of these hybrid securities was $6.4 billion at September 30, 2013. These securities have a current par amount of $13.7 billion and have remaining stated maturity dates that extend to 2052.

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

On September 23, 2013, at the request of the parties, the Court terminated lead plaintiff's motion for class certification without prejudice to reinstatement. We have accrued our current estimate of probable loss with respect to this litigation.

Individual Securities Litigations.    On November 18, 2011, January 20, 2012, June 11, 2012, August 8, 2012 and May 17, 2013, five separate, though similar, securities actions were brought by the Kuwait Investment Authority, various Oppenheimer Funds, eight foreign funds and investment entities led by the British Coal Staff Superannuation Scheme, Pacific Life Funds and Pacific Select Fund and the Teachers Retirement System of the State of Illinois against AIG and certain directors and officers of AIG and AIGFP (the action by the British Coal Staff Superannuation Scheme also names as defendants AIG's outside auditors and the underwriters of various securities offerings). The parties have agreed to stay discovery in these actions until the earlier of (i) the Court deciding the motion for class certification pending in the Consolidated 2008 Securities Litigation following 30 days' notice from any party in their respective action, (ii) the preliminary approval of any settlement in the Consolidated 2008 Securities Litigation, (iii) December 27, 2013, or (iv) such earlier or other date as the Court may order.

On August 6, 2013, September 13, 2013, and September 16, 2013, four separate, though similar, securities actions were brought by 25 funds (collectively, the Dow 30SM plaintiffs), the Regents of the University of California, 12 foreign funds and management companies (collectively, the Stichting plaintiffs), and GIC Private Limited, respectively, against AIG and certain officers of AIG and AIGFP (the action by GIC Private Limited only named AIG as a defendant). The Dow 30SM action was filed in the Northern District of Illinois and the action filed by the Regents of the University of California was filed in the Northern District of California. The Stichting and GIC Private Limited actions were filed in the Southern District of New York. We have accrued our current estimate of probable loss with respect to these litigations.

ERISA Actions — Southern District of New York.    Between June 25, 2008, and November 25, 2008, AIG, certain directors and officers of AIG, and members of AIG's Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. The Court subsequently consolidated these eight actions as In re

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

American International Group, Inc. ERISA Litigation II. On September 4, 2012, lead plaintiffs' counsel filed a second consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of certain benefit plans of AIG and its subsidiaries that offered shares of AIG Common Stock. In the second consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants' purported failure to monitor and/or disclose certain matters, including the Subprime Exposure Issues.

On November 20, 2012, defendants filed motions to dismiss the second consolidated amended complaint. On May 24, 2013, the parties informed the Court of a mediation scheduled for August 21-22, 2013, and requested that the Court defer consideration of defendants' motions pending the outcome of the mediation. On the same day, the Court granted the parties' request, terminating defendants' motions without prejudice to reinstatement on request following the August mediation, if necessary. On August 26, 2013, the parties informed the Court that the mediation did not result in a resolution of the action, and defendants requested that the Court reinstate their motions to dismiss. On September 4, 2013, the Court reinstated defendants' motions to dismiss.

As of October 31, 2013, discovery is ongoing, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

In plaintiff's proposed statement of claim, plaintiff alleged general and special damages of $500 million and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of October 31, 2013 the Court has not determined whether it has jurisdiction or granted plaintiff's application to file a statement of claim, no merits discovery has occurred and the action has been stayed. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Starr International Litigation

On November 21, 2011, Starr International Company, Inc. (SICO) filed a complaint against the United States in the United States Court of Federal Claims (the Court of Federal Claims), bringing claims, both individually and on behalf of the classes defined below and derivatively on behalf of AIG (the SICO Treasury Action). The complaint challenges the government's assistance of AIG, pursuant to which AIG entered into a credit facility with the Federal Reserve Bank of New York (the FRBNY, and such credit facility, the FRBNY Credit Facility) and the United States received an

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

approximately 80 percent ownership in AIG. The complaint alleges that the interest rate imposed on AIG and the appropriation of approximately 80 percent of AIG's equity was discriminatory, unprecedented, and inconsistent with liquidity assistance offered by the government to other comparable firms at the time and violated the Equal Protection, Due Process, and Takings Clauses of the U.S. Constitution.

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

On March 11, 2013, SICO filed a second amended complaint in the SICO Treasury Action alleging that its demand was wrongfully refused. On June 26, 2013, the Court of Federal Claims granted AIG's and the United States' motions to dismiss SICO's derivative claims in the SICO Treasury Action and denied the United States motion to dismiss SICO's direct claims. On August 16, 2013, the United States filed a motion to certify the Court's June 26, 2013 order for interlocutory appeal. On September 27, 2013, the Court denied the United States' motion to certify the June 26, 2013 order for interlocutory appeal.

On March 11, 2013, the Court of Federal Claims in the SICO Treasury Action granted SICO's motion for class certification of two classes with respect to SICO's non-derivative claims: (1) persons and entities who held shares of AIG Common Stock on or before September 16, 2008 and who owned those shares on September 22, 2008; and (2) persons and entities who owned shares of AIG Common Stock on June 30, 2009 and were eligible to vote those shares at AIG's June 30, 2009 annual meeting of shareholders. SICO has provided notice of class certification to potential members of the class, who, pursuant to a court order issued on April 25, 2013, had to return opt-in consent forms by September 16, 2013 in order to participate in either class.

The United States has alleged, as an affirmative defense in its answer, that AIG is obligated to indemnify the FRBNY and its representatives, including the Federal Reserve Board of Governors and the United States (as the FRBNY's principal), for any recovery in the SICO Treasury Action, and seeks a contingent offset or recoupment for the value

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

of net operating loss benefits the United States alleges that we received as a result of the government's assistance. On September 11, 2013, SICO filed a motion to strike the United States' affirmative defenses.

The FRBNY has also requested indemnification in connection with the SICO New York Action from AIG under the FRBNY Credit Facility and from ML III under the Master Investment and Credit Agreement and the Amended and Restated Limited Liability Company Agreement of ML III.

Other Litigation Related to AIGFP

As previously disclosed, on September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, Brookfield) filed a complaint against AIG and AIGFP in the Southern District of New York that sought a declaration that a 1990 interest rate swap agreement (the swap agreement) between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contended constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claimed that it was excused from all future payment obligations under the swap agreement on the basis of the purported termination.

On August 26, 2013, we agreed to the termination of the swap agreement in exchange for the payment from Brookfield to AIGFP of $905 million. This swap agreement was part of the remaining derivatives portfolio of AIGFP and was carried on AIG's June 30, 2013 balance sheet at $900 million. Upon a stipulation of the parties, the court dismissed Brookfield's claims with prejudice on September 24, 2013. The settlement had no material effect on our results of operations for the three- and nine-month periods ended September 30, 2013.

Employment Litigation against AIG and AIG Global Real Estate Investment Corporation

On December 9, 2009, AIG Global Real Estate Investment Corporation's (AIGGRE) former President, Kevin P. Fitzpatrick, several entities he controls, and various other single purpose entities (the SPEs) filed a complaint in the Supreme Court of the State of New York, New York County against AIG and AIGGRE (the Defendants). The case was removed to the Southern District of New York, and an amended complaint was filed on March 8, 2010. The amended complaint asserts that the Defendants violated fiduciary duties to Fitzpatrick and his controlled entities and breached Fitzpatrick's employment agreement and agreements of SPEs that purportedly entitled him to carried interest arising out of the sale or disposition of certain real estate. Fitzpatrick has also brought derivative claims on behalf of the SPEs, purporting to allege that the Defendants breached contractual and fiduciary duties in failing to fund the SPEs with various amounts allegedly due under the SPE agreements. Fitzpatrick has also requested injunctive relief, an accounting, and that a receiver be appointed to manage the affairs of the SPEs. He has further alleged that the SPEs are subject to a constructive trust. Fitzpatrick also has alleged a violation of ERISA relating to retirement benefits purportedly due. Fitzpatrick has claimed that he is currently owed damages totaling approximately $274 million (inclusive of interest as of September 3, 2013). Fitzpatrick also seeks a declaratory judgment that he will be entitled to unspecified profit interests whenever AIG sells eight buildings (one of which AIG contends it never owned and another of which AIG has already sold). In addition, Fitzpatrick claims punitive damages for the alleged breaches of fiduciary duties, and he applied to the Court on August 15, 2013 for attorneys' fees in light of discovery sanctions that the Court ordered against AIG in May. Defendants have paid Fitzpatrick all amounts that they believe are currently due and owing pursuant to the various agreements through which he seeks recovery. On February 26, 2013, the Court granted in part and denied in part the parties' cross-motions for partial summary judgment, reserving most issues for trial but finding that summary judgment was appropriate as to one group of properties and that those properties were potentially eligible for carried interest (subject to the resolution of other issues at trial). On June 26, 2013, the Court granted Defendants' motion for reconsideration of that ruling, finding that the jury should decide whether those properties are potentially eligible for carried interest. The Court also ruled that Fitzpatrick may amend his complaint to plead a claim for past due carried interest payments arising out of SPEs created for the purpose of allowing Fitzpatrick and others to invest their own capital in real estate ventures alongside AIG, its affiliates or co-venturers. On March 26, 2013, Fitzpatrick filed a motion for leave to amend his complaint to assert those claims, to add certain additional SPEs as derivative plaintiffs, to clarify and conform to his employment agreement allegations in support of an existing claim for declaratory judgment related to the vesting of carried interest and to assert a claim for declaratory judgment and specific performance, and the court granted that motion on April 25, 2013. Defendants answered and filed their affirmative defenses to that complaint on June 13, 2013. On June 24, 2013, the Court set

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

November 4, 2013 as the first day of trial. On September 27, 2013, the Court granted Fitzpatrick's motion for reconsideration of the June 26, 2013 order granting Defendants' motion for reconsideration. As set forth above, the possible range of our loss is up to $274 million, although Fitzpatrick claims that he is also entitled to additional unspecified amounts of carried interest and punitive damages.

False Claims Act Complaint

On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a first amended complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The first amended complaint alleged that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and Maiden Lane II LLC (ML II) and ML III entities (the Maiden Lane Interests) through, among other things, misrepresenting AIG's ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The first amended complaint sought unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys' fees, costs and expenses. The complaint and the first amended complaint were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the first amended complaint on us on July 11, 2011. On April 19, 2013, the Court granted AIG's motion to dismiss, dismissing the first amended complaint in its entirety, without prejudice, giving the Relators the opportunity to file a second amended complaint. On May 24, 2013, the Relators filed a second amended complaint, which attempts to plead the same claims as the prior complaints and does not specify an amount of alleged damages. AIG and its co-defendants filed motions to dismiss the second amended complaint on August 9, 2013. As a result of the absence of a statement of damages and the early stage of this litigation, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

Industry-wide examinations conducted by the Minnesota Department of Insurance and the Department of Housing and Urban Development (HUD) on captive reinsurance practices by lenders and mortgage insurance companies, including UGC, have been ongoing for several years. In 2011, the Consumer Financial Protection Bureau (CFPB) assumed responsibility for violations of the Real Estate Settlement Procedures Act from HUD, and assumed HUD's aforementioned ongoing investigation. In June 2012, the CFPB issued a Civil Investigative Demand (CID) to UGC and other mortgage insurance companies, requesting the production of documents and answers to written questions. The CFPB agreed to toll the deadlines associated with the CID pending discussions that could resolve the investigation. UGC and the CFPB reached a settlement, entered on April 8, 2013 by the United States District Court for the Southern District of Florida, where UGC consented to discontinue its remaining captive reinsurance practices and to pay a civil monetary penalty of $4.5 million to the CFPB. The settlement includes a release for all liability related to UGC's captive reinsurance practices and resolves the CFPB's investigation. UGC has received a proposed consent order from the Minnesota Commissioner of Commerce (the MN Commissioner) which alleges that UGC violated the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act and other state and federal laws in connection with its practices with captive reinsurance companies owned by lenders. UGC is engaged in discussions with the MN Commissioner with respect to the terms of the proposed consent order. UGC cannot predict if or when a consent order may be entered into or, if entered into, what the terms of the final consent order will be. UGC is also currently subject to civil litigation relating to its placement of reinsurance with captives owned by lenders, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

AIG is responding to requests for information and documents by the New York Department of Financial Services (DFS), the Manhattan District Attorney's Office (DANY), and other governmental authorities relating to AIG's formerly wholly owned subsidiaries, ALICO and Delaware American Life Insurance Company (DelAm), and other related business units, which were sold by AIG to MetLife in November 2010. The inquiries relate to whether ALICO, DelAm

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and their representatives conducted insurance business in New York over an extended period of time without a license, and whether certain representations by ALICO concerning its activities in New York were accurate. See Guarantees — Asset Dispositions — ALICO Sale below.

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

Commitments

Flight Equipment Related to Business Held for Sale

At September 30, 2013, ILFC had committed to purchase 338 new aircraft with aggregate estimated total remaining payments of approximately $21.8 billion, which include 10 aircraft through sale-leaseback transactions with airlines, deliverable from 2013 through 2022. ILFC had also committed to purchase two used aircraft and nine new spare engines. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price. These commitments are related to discontinued operations. See Note 4 for a discussion of the ILFC transaction.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.5 billion at September 30, 2013.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP) and of AIG Markets, Inc. (AIG Markets) arising from transactions entered into by AIG Markets.

In connection with AIGFP's business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at

ITEM 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2013 was $306 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

In connection with the indemnity obligations described above, approximately $20 million of proceeds from the sale of ALICO remained in escrow as of September 30, 2013.

Other

•
See Note 8 for commitments and guarantees associated with VIEs.

•
See Note 9 for disclosures about derivatives.

•
See Note 16 for additional disclosures about guarantees of outstanding debt.

ITEM 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. EQUITY

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Nine Months Ended September 30, 2013
Shares, beginning of year	1,906,611,680	(430,289,745)	1,476,321,935
Shares issued	21,749	23,984	45,733
Shares repurchased	–	(4,023,946)	(4,023,946)

Shares, end of period	1,906,633,429	(434,289,707)	1,472,343,722

Dividends and Repurchase of AIG Common Stock

Payment of future dividends to our shareholders depends in part on the regulatory framework that we are currently subject to and that will ultimately be applicable to us, including as a savings and loan holding company, a systemically important financial institution under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and a global systemically important insurer. In addition, dividends will be payable on AIG Common Stock only when, as and if declared by our Board of Directors in its discretion, from funds legally available therefor. In considering whether to pay a dividend or purchase shares of AIG Common Stock, our Board of Directors will take into account such matters as the performance of our businesses, our consolidated financial condition, results of operations and liquidity, available capital, the existence of investment opportunities, contractual, legal and regulatory restrictions on the payment of dividends by our subsidiaries, rating agency considerations, including the potential effect on our debt ratings, and such other factors as our Board of Directors may deem relevant.

On September 26, 2013, AIG paid a dividend of $0.10 per share on AIG Common Stock. On October 31, 2013, our Board of Directors declared a cash dividend of $0.10 per share on AIG Common Stock. See Note 17 herein for further discussion.

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The timing of such repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors. For the three- and nine-month periods ended September 30, 2013, we repurchased approximately four million shares of AIG Common Stock for an aggregate purchase price of approximately $192 million pursuant to this authorization.

See Note 20 to the Consolidated Financial Statements in the 2012 Annual Report for a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries.

ITEM 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Recognized	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Balance, December 31, 2012, net of tax	$575	$13,446	$(403)	$–	$(1,044)	$12,574

Change in unrealized appreciation (depreciation) of investments	314	(13,048)	–	–	–	(12,734)
Change in deferred acquisition costs adjustment and other	(108)	939	–	–	–	831
Change in future policy benefits	80	2,727	–	–	–	2,807
Change in foreign currency translation adjustments	–	–	(709)	–	–	(709)
Net actuarial gain	–	–	–	–	94	94
Prior service cost	–	–	–	–	(39)	(39)
Change in deferred tax asset (liability)	(114)	3,714	82	–	(20)	3,662

Total other comprehensive income (loss)	172	(5,668)	(627)	–	35	(6,088)
Noncontrolling interests	–	(16)	(7)	–	–	(23)

Balance, September 30, 2013, net of tax	$747	$7,794	$(1,023)	$–	$(1,009)	$6,509

ITEM 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the other comprehensive income reclassification adjustments for the three- and nine-month periods ended September 30, 2013 and 2012:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Recognized	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Three Months Ended September 30, 2013
Unrealized change arising during period	$(30)	$(652)	$(143)	$–	$(44)	$(869)
Less: Reclassification adjustments included in net income	1	219	–	–	(22)	198

Total other comprehensive loss, before income tax expense (benefit)	(31)	(871)	(143)	–	(22)	(1,067)
Less: Income tax expense (benefit)	(8)	(437)	(94)	–	4	(535)

Total other comprehensive loss, net of income tax expense (benefit)	$(23)	$(434)	$(49)	$–	$(26)	$(532)

Three Months Ended September 30, 2012
Unrealized change arising during period	$922	$3,600	$258	$(1)	$1	$4,780
Less: Reclassification adjustments included in net income	16	198	–	(4)	(19)	191

Total other comprehensive income, before income tax expense	906	3,402	258	3	20	4,589
Less: Income tax expense (benefit)	409	1,071	18	1	(9)	1,490

Total other comprehensive income, net of income tax expense (benefit)	$497	$2,331	$240	$2	$29	$3,099

Nine Months Ended September 30, 2013
Unrealized change arising during period	$342	$(8,784)	$(709)	$–	$(18)	$(9,169)
Less: Reclassification adjustments included in net income	56	598	–	–	(73)	581

Total other comprehensive income (loss), before income tax expense (benefit)	286	(9,382)	(709)	–	55	(9,750)
Less: Income tax expense (benefit)	114	(3,714)	(82)	–	20	(3,662)

Total other comprehensive income (loss), net of income tax expense (benefit)	$172	$(5,668)	$(627)	$–	$35	$(6,088)

Nine Months Ended September 30, 2012
Unrealized change arising during period	$1,949	$8,072	$(167)	$(2)	$5	$9,857
Less: Reclassification adjustments included in net income	12	1,475	–	(13)	(61)	1,413

Total other comprehensive income (loss), before income tax expense (benefit)	1,937	6,597	(167)	11	66	8,444
Less: Income tax expense (benefit)	810	1,980	(71)	(14)	5	2,710

Total other comprehensive income (loss), net of income tax expense (benefit)	$1,127	$4,617	$(96)	$25	$61	$5,734

ITEM 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income
(in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Condensed Consolidated Statements of Income

Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were recognized
Investments	$1	$56	Other realized capital gains

Total	1	56

Unrealized appreciation (depreciation) of all other investments
Investments	501	2,093	Other realized capital gains
Deferred acquisition costs adjustment	(39)	(33)	Amortization of deferred acquisition costs
Future policy benefits	(243)	(1,462)	Policyholder benefits and claims incurred

Total	219	598

Change in retirement plan liabilities adjustment
Prior-service costs	13	35	*
Actuarial gains/(losses)	(35)	(108)	*

Total	(22)	(73)

Total reclassifications for the period	$198	$581

*     These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 to the Condensed Consolidated Financial Statements.

ITEM 1 / NOTE 12. NONCONTROLLING INTERESTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. NONCONTROLLING INTERESTS

The following table presents a rollforward of noncontrolling interests:

	Redeemable Noncontrolling interests
(in millions)	Held by Department of Treasury	Other	Total	Non-redeemable Noncontrolling interests

Nine Months Ended September 30, 2013
Balance, beginning of year	$–	$334	$334	$667

Contributions from noncontrolling interests	–	48	48	25
Distributions to noncontrolling interests	–	(153)	(153)	(37)
Consolidation (deconsolidation)	–	(146)	(146)	1
Comprehensive income (loss):
Net income (loss)	–	–	–	12
Other comprehensive income (loss), net of tax:
Unrealized losses on investments	–	(15)	(15)	–
Foreign currency translation adjustments	–	(2)	(2)	(6)

Total other comprehensive income (loss), net of tax	–	(17)	(17)	(6)

Total comprehensive income (loss)	–	(17)	(17)	6

Other	–	–	–	(6)

Balance, end of period	$–	$66	$66	$656

Nine Months Ended September 30, 2012
Balance, beginning of year	$8,427	$96	$8,523	$855

Repayment to Department of the Treasury	(8,635)	–	(8,635)	–
Contributions from noncontrolling interests	–	59	59	58
Distributions to noncontrolling interests	–	–	–	(175)
Consolidation (deconsolidation)	–	(5)	(5)	–
Comprehensive income:
Net income	208	5	213	40
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	–	4	4	3
Foreign currency translation adjustments	–	–	–	(7)

Total other comprehensive income (loss), net of tax	–	4	4	(4)

Total comprehensive income	208	9	217	36

Other	–	–	–	(26)

Balance, end of period	$–	$159	$159	$748

ITEM 1 / NOTE 13. EARNINGS PER SHARE (EPS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. EARNINGS PER SHARE (EPS)

The basic EPS computation is based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. The diluted EPS computation is based on those shares used in the basic EPS computation plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, and adjusted to reflect all stock dividends and stock splits.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)
	2013	2012	2013	2012

Numerator for EPS:
Income from continuing operations	$2,172	$1,824	$7,035	$7,369
Less: Net income (loss) from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	208
Other	(40)	5	12	45

Total net income (loss) from continuing operations attributable to noncontrolling interests	(40)	5	12	253

Income attributable to AIG from continuing operations	2,212	1,819	7,023	7,116

Income (loss) attributable to AIG from discontinued operations	(42)	37	84	280

Net income attributable to AIG	$2,170	$1,856	$7,107	$7,396

Denominator for EPS:
Weighted average shares outstanding — basic	1,475,053,126	1,642,472,814	1,476,007,034	1,757,955,937
Dilutive shares	10,269,732	29,437	5,403,839	28,217

Weighted average shares outstanding — diluted*	1,485,322,858	1,642,502,251	1,481,410,873	1,757,984,154

Income (loss) per common share attributable to AIG:
Basic:
Income from continuing operations	$1.50	$1.11	$4.76	$4.05
Income (loss) from discontinued operations	$(0.03)	$0.02	$0.06	$0.16
Net Income attributable to AIG	$1.47	$1.13	$4.82	$4.21

Diluted:
Income from continuing operations	$1.49	$1.11	$4.74	$4.05
Income (loss) from discontinued operations	$(0.03)	$0.02	$0.06	$0.16
Net Income attributable to AIG	$1.46	$1.13	$4.80	$4.21

*     Dilutive shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, a weighted average portion of the warrants issued to AIG shareholders as part of the recapitalization in January 2011 and a weighted average portion of the warrants issued to the Department of the Treasury in 2009 that we repurchased in the first quarter of 2013. The number of shares excluded from diluted shares outstanding were 0.4 million and 51 million for the three- and nine-month periods ended September 30, 2013, respectively, and 78 million for both the three- and nine-month periods ended September 30, 2012, because the effect of including those shares in the calculation would have been anti-dilutive.

ITEM 1 / NOTE 14. EMPLOYEE BENEFITS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. EMPLOYEE BENEFITS

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
		Non-U.S. Plans			Non-U.S. Plans
(in millions)	U.S. Plans		Total	U.S. Plans		Total

Three Months Ended September 30, 2013
Components of net periodic benefit cost:
Service cost	$71	$12	$83	$1	$1	$2
Interest cost	53	7	60	2	–	2
Expected return on assets	(64)	(4)	(68)	–	–	–
Amortization of prior service (credit) cost	(8)	(1)	(9)	(3)	–	(3)
Amortization of net (gain) loss	40	3	43	(1)	–	(1)

Net periodic benefit cost	$92	$17	$109	$(1)	$1	$–

Three Months Ended September 30, 2012
Components of net periodic benefit cost:
Service cost	$40	$13	$53	$1	$1	$2
Interest cost	49	8	57	3	1	4
Expected return on assets	(60)	(5)	(65)	–	–	–
Amortization of prior service (credit) cost	(8)	(1)	(9)	(3)	–	(3)
Amortization of net (gain) loss	29	3	32	–	–	–
Other	–	–	–	–	(1)	(1)

Net periodic benefit cost	$50	$18	$68	$1	$1	$2

Nine Months Ended September 30, 2013
Components of net periodic benefit cost:
Service cost	$159	$36	$195	$4	$3	$7
Interest cost	151	22	173	6	1	7
Expected return on assets	(193)	(14)	(207)	–	–	–
Amortization of prior service (credit) cost	(25)	(2)	(27)	(8)	–	(8)
Amortization of net (gain) loss	106	9	115	–	–	–

Net periodic benefit cost	$198	$51	$249	$2	$4	$6

Nine Months Ended September 30, 2012
Components of net periodic benefit cost:
Service cost	$116	$39	$155	$4	$2	$6
Interest cost	149	25	174	8	2	10
Expected return on assets	(180)	(15)	(195)	–	–	–
Amortization of prior service (credit) cost	(25)	(3)	(28)	(8)	–	(8)
Amortization of net (gain) loss	87	10	97	–	–	–
Other	–	–	–	–	(1)	(1)

Net periodic benefit cost	$147	$56	$203	$4	$3	$7

For the nine-month period ended September 30, 2013, we contributed $82 million to our U.S. and non-U.S. pension plans and estimate that we will contribute an additional $18 million for the remainder of 2013. These estimates are subject to change because contribution decisions are affected by various factors, including our liquidity, market performance and management discretion.

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

Interim Tax Expense (Benefit)

For the three- and nine-month periods ended September 30, 2013, the effective tax rate on income from continuing operations was (84.2) percent and 1.7 percent, respectively. The effective tax rate for the three- and nine-month periods ended September 30, 2013, on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income, effective settlements of certain uncertain tax positions, and decreases primarily in AIG Life and Retirement's capital loss carryforward valuation allowance and certain other valuation allowances associated with foreign jurisdictions. The decrease in the capital loss carryforward valuation allowance was primarily attributable to the actual and projected gains from AIG Life and Retirement's available-for-sale securities. For the nine-month period ended September 30, 2013, these items were partially offset by changes in uncertain tax positions.

For the three- and nine-month periods ended September 30, 2012, the effective tax rate on income from continuing operations was 28.7 percent and 15.2 percent, respectively. The effective tax rate for the three- and nine-month periods ended September 30, 2012, on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income and investments in partnerships, and decreases primarily in AIG Life and Retirement's capital loss carryforward valuation allowance related to the actual and projected gains from AIG Life and Retirement's available-for-sale securities. These items were partially offset by changes in uncertain tax positions.

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

•
the carryforward period for the net operating loss, capital loss and foreign tax credit carryforwards, including the effect of reversing taxable temporary differences; and

•
prudent and feasible actions and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset.

As a result of sales in the ordinary course of business to manage our investment portfolio and the application of prudent and feasible tax planning strategies, during the three-month period ended September 30, 2013, we determined that an additional portion of primarily AIG Life and Retirement's capital loss carryforwards will more-likely-than-not be realized prior to their expiration.

For the three-month period ended September 30, 2013, we recognized a $0.9 billion decrease to our deferred tax asset valuation allowance associated with AIG Life and Retirement's capital loss carryforwards, of which $0.8 billion

ITEM 1 / NOTE 15. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

was allocated to income from continuing operations and $0.1 billion was allocated to other comprehensive income. During the three-month period ended September 30, 2013, we also recognized a $0.3 billion decrease to our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to our ability to demonstrate profits within those jurisdictions over the relevant carryforward periods.

For the nine-month period ended September 30, 2013, we recognized a $2.3 billion decrease to our deferred tax asset valuation allowance associated with AIG Life and Retirement's capital loss carryforwards, of which $2.1 billion was allocated to income from continuing operations and $0.2 billion was allocated to other comprehensive income. During the nine-month period ended September 30, 2013, we also recognized a $0.5 billion decrease to our deferred tax asset valuation allowance associated with certain state, local and foreign jurisdictions, primarily attributable to our ability to demonstrate profits within those jurisdictions over the relevant carryforward periods.

For the three-month period ended September 30, 2012, we recognized a $0.2 billion decrease to our deferred tax asset valuation allowance associated with AIG Life and Retirement's capital loss carryforwards, all of which was allocated to income from continuing operations. For the nine-month period ended September 30, 2012, we recognized a $1.7 billion decrease to our deferred tax asset valuation allowance associated with AIG Life and Retirement's capital loss carryforwards, of which $1.6 billion was allocated to income from continuing operations and $0.1 billion was allocated to other comprehensive income.

Additional AIG Life and Retirement's capital loss carryforwards may be realized in the future if and when other prudent and feasible tax planning strategies are identified. Changes in market conditions, including rising interest rates above our projections, may result in a reduction in projected taxable gains and increases to certain deferred tax asset valuation allowances.

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

Accounting for Uncertainty in Income Taxes

At September 30, 2013 and December 31, 2012, our unrecognized tax benefits, excluding interest and penalties, were $4.6 billion and $4.4 billion, respectively. The increase from December 31, 2012 was primarily due to foreign tax credits associated with cross border financing transactions, partially offset by certain benefits realized due to the partial completion of the IRS examination covering the years 2003-2005. At September 30, 2013 and December 31, 2012, our unrecognized tax benefits included $0.01 billion and $0.2 billion, respectively, related to tax positions that if recognized would not affect the effective tax rate because they relate to the timing, rather than the permissibility, of the deduction. Accordingly, at September 30, 2013 and December 31, 2012, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.6 billion and $4.2 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At September 30, 2013 and December 31, 2012, we accrued $890 million and $935 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine-month periods ended September 30, 2013 and 2012, we recognized $(45) million and $181 million, respectively, of income tax expense (benefit) for interest net of the federal benefit (expense) and penalties.

We regularly evaluate adjustments proposed by taxing authorities. At September 30, 2013, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition or results of operations.

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

Condensed Consolidating Balance Sheets

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

September 30, 2013
Assets:
Short-term investments	$12,612	$–	$11,741	$(1,896)	$22,457
Other investments(a)	7,361	–	328,484	–	335,845

Total investments	19,973	–	340,225	(1,896)	358,302
Cash	62	5	1,991	–	2,058
Loans to subsidiaries(b)	31,376	–	955	(32,331)	–
Investment in consolidated subsidiaries(b)	68,252	39,624	–	(107,876)	–
Other assets, including deferred income taxes	26,342	97	124,712	(887)	150,264
Assets held for sale	–	–	30,120	–	30,120

Total assets	$146,005	$39,726	$498,003	$(142,990)	$540,744

Liabilities:
Insurance liabilities	$–	$–	$273,501	$–	$273,501
Long-term debt	31,393	1,352	9,486	–	42,231
Other liabilities, including intercompany balances(a)(c)	14,908	114	87,732	(2,705)	100,049
Loans from subsidiaries(b)	911	268	31,334	(32,513)	–
Liabilities held for sale	–	–	25,448	–	25,448

Total liabilities	47,212	1,734	427,501	(35,218)	441,229

Redeemable noncontrolling interests (see Note 12)	–	–	66	–	66

Total AIG shareholders' equity	98,793	37,992	69,780	(107,772)	98,793
Non-redeemable noncontrolling interests	–	–	656	–	656

Total equity	98,793	37,992	70,436	(107,772)	99,449

Total liabilities and equity	$146,005	$39,726	$498,003	$(142,990)	$540,744

December 31, 2012
Assets:
Short-term investments	$14,764	$–	$18,323	$(4,279)	$28,808
Other investments(a)	3,902	–	345,706	(2,592)	347,016

Total investments	18,666	–	364,029	(6,871)	375,824
Cash	81	73	997	–	1,151
Loans to subsidiaries(b)	35,064	–	5,169	(40,233)	–
Investment in consolidated subsidiaries(b)	70,781	43,891	(28,239)	(86,433)	–
Other assets, including deferred income taxes	23,153	150	121,345	(4,955)	139,693
Assets held for sale	–	–	31,965	–	31,965

Total assets	$147,745	$44,114	$495,266	$(138,492)	$548,633

Liabilities:
Insurance liabilities	$–	$–	$280,533	$(235)	$280,298
Long-term debt	36,366	1,638	10,197	299	48,500
Other liabilities, including intercompany balances(a)(c)	12,375	261	89,976	(9,146)	93,466
Loans from subsidiaries(b)	1,002	472	41,754	(43,228)	–
Liabilities held for sale	–	–	27,366	–	27,366

Total liabilities	49,743	2,371	449,826	(52,310)	449,630

Redeemable noncontrolling interests (see Note 12)	–	–	192	142	334

Total AIG shareholders' equity	98,002	41,743	44,955	(86,698)	98,002
Non-redeemable noncontrolling interests	–	–	293	374	667

Total equity	98,002	41,743	45,248	(86,324)	98,669

Total liabilities and equity	$147,745	$44,114	$495,266	$(138,492)	$548,633

(a)  Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)  Eliminated in consolidation.

(c)  For September 30, 2013 and December 31, 2012, includes intercompany tax payables of $8.6 billion and $6.1 billion, respectively, and intercompany derivative liabilities of $353 million and $602 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivables for $82 million and $120 million, respectively, for AIGLH.

ITEM 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Income

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended September 30, 2013
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,992	$1,368	$–	$(3,360)	$–
Other income	64	1	14,866	(105)	14,826

Total revenues	2,056	1,369	14,866	(3,465)	14,826

Expenses:
Interest expense	465	29	59	(37)	516
Loss on extinguishment of debt	81	–	–	–	81
Other expenses	668	3	12,410	(31)	13,050

Total expenses	1,214	32	12,469	(68)	13,647

Income (loss) from continuing operations before income tax expense (benefit)	842	1,337	2,397	(3,397)	1,179
Income tax expense (benefit)	(1,328)	(13)	361	(13)	(993)

Income (loss) from continuing operations	2,170	1,350	2,036	(3,384)	2,172
Loss from discontinued operations, net of income taxes	–	–	(42)	–	(42)

Net income (loss)	2,170	1,350	1,994	(3,384)	2,130
Less:
Net loss from continuing operations attributable to noncontrolling interests	–	–	(40)	–	(40)

Net income (loss) attributable to AIG	$2,170	$1,350	$2,034	$(3,384)	$2,170

Three Months Ended September 30, 2012
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,811	$1,580	$–	$(3,391)	$–
Change in fair value of ML III	330	–	–	–	330
Other income	373	–	16,080	(61)	16,392

Total revenues	2,514	1,580	16,080	(3,452)	16,722

Expenses:
Interest expense	550	38	74	(60)	602
Other expenses	173	–	13,389	–	13,562

Total expenses	723	38	13,463	(60)	14,164

Income (loss) from continuing operations before income tax expense (benefit)	1,791	1,542	2,617	(3,392)	2,558
Income tax expense (benefit)	(65)	117	682	–	734

Income (loss) from continuing operations	1,856	1,425	1,935	(3,392)	1,824
Income from discontinued operations, net of income taxes	–	–	37	–	37

Net income (loss)	1,856	1,425	1,972	(3,392)	1,861
Less:
Net income from continuing operations attributable to noncontrolling interests:
Other	–	–	5	–	5

Net income from continuing operations attributable to noncontrolling interests	–	–	5	–	5

Net income (loss) attributable to AIG	$1,856	$1,425	$1,967	$(3,392)	$1,856

ITEM 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Nine Months Ended September 30, 2013
Revenues:
Equity in earnings of consolidated subsidiaries*	$6,257	$2,792	$–	$(9,049)	$–
Other income	1,031	1	47,255	(258)	48,029

Total revenues	7,288	2,793	47,255	(9,307)	48,029

Expenses:
Interest expense	1,475	97	177	(121)	1,628
Loss on extinguishment of debt	388	–	71	–	459
Other expenses	1,261	74	37,537	(88)	38,784

Total expenses	3,124	171	37,785	(209)	40,871

Income (loss) from continuing operations before income tax expense (benefit)	4,164	2,622	9,470	(9,098)	7,158
Income tax expense (benefit)	(2,946)	(27)	3,113	(17)	123

Income (loss) from continuing operations	7,110	2,649	6,357	(9,081)	7,035
Income (loss) from discontinued operations, net of income taxes	(3)	–	87	–	84

Net income (loss)	7,107	2,649	6,444	(9,081)	7,119
Less:
Net income from continuing operations attributable to noncontrolling interests	–	–	12	–	12

Net income (loss) attributable to AIG	$7,107	$2,649	$6,432	$(9,081)	$7,107

Nine Months Ended September 30, 2012
Revenues:
Equity in earnings of consolidated subsidiaries*	$5,757	$1,716	$–	$(7,473)	$–
Change in fair value of ML III	2,287	–	601	–	2,888
Other income	1,074	49	46,759	(330)	47,552

Total revenues	9,118	1,765	47,360	(7,803)	50,440

Expenses:
Interest expense	1,719	136	207	(328)	1,734
Net loss on extinguishment of debt	9	–	–	–	9
Other expenses	1,278	–	38,726	–	40,004

Total expenses	3,006	136	38,933	(328)	41,747

Income (loss) from continuing operations before income tax expense (benefit)	6,112	1,629	8,427	(7,475)	8,693
Income tax expense (benefit)	(1,284)	580	2,028	–	1,324

Income (loss) from continuing operations	7,396	1,049	6,399	(7,475)	7,369
Income from discontinued operations, net of income taxes	–	–	280	–	280

Net income (loss)	7,396	1,049	6,679	(7,475)	7,649
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	208	208
Other	–	–	45	–	45

Net income from continuing operations attributable to noncontrolling interests	–	–	45	208	253

Net income (loss) attributable to AIG	$7,396	$1,049	$6,634	$(7,683)	$7,396

*     Eliminated in consolidation.

ITEM 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Comprehensive Income

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended September 30, 2013
Net income (loss)	$2,170	$1,350	$1,994	$(3,384)	$2,130
Other comprehensive income (loss)	(530)	(299)	(498)	795	(532)

Comprehensive income (loss)	1,640	1,051	1,496	(2,589)	1,598
Total comprehensive loss attributable to noncontrolling interests	–	–	(42)	–	(42)

Comprehensive income (loss) attributable to AIG	$1,640	$1,051	$1,538	$(2,589)	$1,640

Three Months Ended September 30, 2012
Net income (loss)	$1,856	$1,425	$1,972	$(3,392)	$1,861
Other comprehensive income (loss)	3,096	1,995	3,096	(5,088)	3,099

Comprehensive income (loss)	4,952	3,420	5,068	(8,480)	4,960
Total comprehensive income attributable to noncontrolling interests	–	–	8	–	8

Comprehensive income (loss) attributable to AIG	$4,952	$3,420	$5,060	$(8,480)	$4,952

Nine Months Ended September 30, 2013
Net income (loss)	$7,107	$2,649	$6,444	$(9,081)	$7,119
Other comprehensive income (loss)	(6,065)	(4,289)	(6,125)	10,391	(6,088)

Comprehensive income (loss)	1,042	(1,640)	319	1,310	1,031
Total comprehensive loss attributable to noncontrolling interests	–	–	(11)	–	(11)

Comprehensive income (loss) attributable to AIG	$1,042	$(1,640)	$330	$1,310	$1,042

Nine Months Ended September 30, 2012
Net income (loss)	$7,396	$1,049	$6,679	$(7,475)	$7,649
Other comprehensive income (loss)	5,734	3,754	6,791	(10,545)	5,734

Comprehensive income (loss)	13,130	4,803	13,470	(18,020)	13,383
Total comprehensive income attributable to noncontrolling interests	–	–	45	208	253

Comprehensive income (loss) attributable to AIG	$13,130	$4,803	$13,425	$(18,228)	$13,130

ITEM 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Nine Months Ended September 30, 2013
Net cash (used in) provided by operating activities — continuing operations	$3,078	$3,082	$(4,236)	$1,924
Net cash provided by operating activities — discontinued operations	–	–	2,024	2,024

Net cash (used in) provided by operating activities	3,078	3,082	(2,212)	3,948

Cash flows from investing activities:
Sales of investments	1,065	–	57,607	58,672
Purchase of investments	(4,981)	–	(54,232)	(59,213)
Loans to subsidiaries — net	3,491	–	(3,491)	–
Contributions to subsidiaries — net	(240)	(1)	241	–
Net change in restricted cash	428	–	549	977
Net change in short-term investments	2,552	–	4,249	6,801
Other, net	194	–	(1,063)	(869)

Net cash (used in) provided by investing activities — continuing operations	2,509	(1)	3,860	6,368
Net cash provided by investing activities — discontinued operations	–	–	150	150

Net cash (used in) provided by investing activities	2,509	(1)	4,010	6,518

Cash flows from financing activities:
Issuance of long-term debt	1,020	–	722	1,742
Repayments of long-term debt	(5,866)	(245)	(1,270)	(7,381)
Purchase of Common Stock	(192)	–	–	(192)
Intercompany loans — net	(89)	(205)	294	–
Cash dividends paid	(147)	(2,699)	2,699	(147)
Other, net	(332)	–	(996)	(1,328)

Net cash (used in) provided by financing activities — continuing operations	(5,606)	(3,149)	1,449	(7,306)
Net cash (used in) financing activities — discontinued operations	–	–	(2,166)	(2,166)

Net cash (used in) financing activities	(5,606)	(3,149)	(717)	(9,472)

Effect of exchange rate changes on cash	–	–	(79)	(79)

Change in cash	(19)	(68)	1,002	915
Cash at beginning of year	81	73	997	1,151
Reclassification to assets held for sale	–	–	(8)	(8)

Cash at end of period	$62	$5	$1,991	$2,058

Nine Months Ended September 30, 2012
Net cash (used in) provided by operating activities — continuing operations	$1,275	$2,243	$(2,928)	$590
Net cash provided by operating activities — discontinued operations	–	–	2,249	2,249

Net cash (used in) provided by operating activities	1,275	2,243	(679)	2,839

Cash flows from investing activities:
Sales of investments	9,806	–	65,131	74,937
Purchase of investments	(4,339)	–	(51,709)	(56,048)
Loans to subsidiaries — net	1,730	–	(1,730)	–
Contributions to subsidiaries — net	954	–	(954)	–
Net change in restricted cash	(381)	–	1,032	651
Net change in short-term investments	4,881	–	(3,081)	1,800
Other, net	252	–	(429)	(177)

Net cash provided by investing activities — continuing operations	12,903	–	8,260	21,163
Net cash (used in) investing activities — discontinued operations	–	–	(2,005)	(2,005)

Net cash provided by investing activities	12,903	–	6,255	19,158

Cash flows from financing activities:
Issuance of long-term debt	3,754	–	750	4,504
Repayments of long-term debt	(2,995)	–	(3,176)	(6,171)
Intercompany loans — net	(1,944)	(2,256)	4,200	–
Purchase of common stock	(13,000)	–	–	(13,000)
Other, net	(44)	–	(6,871)	(6,915)

Net cash (used in) financing activities — continuing operations	(14,229)	(2,256)	(5,097)	(21,582)
Net cash (used in) financing activities — discontinued operations	–	–	(272)	(272)

Net cash (used in) financing activities	(14,229)	(2,256)	(5,369)	(21,854)

Effect of exchange rate changes on cash	–	–	(9)	(9)

Change in cash	(51)	(13)	198	134
Cash at beginning of year	176	13	1,285	1,474

Cash at end of period	$125	$–	$1,483	$1,608

ITEM 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the nine month period ended September 30, 2013 period for:
Interest:
Third party	$(1,473)	$(98)	$(1,380)	$(2,951)
Intercompany	(9)	(21)	30	–
Taxes:
Income tax authorities	$(160)	$–	$(218)	$(378)
Intercompany	1,116	(78)	(1,038)	–

Cash (paid) received during the nine month period ended September 30, 2012 period for:
Interest:
Third party	$(1,535)	$(109)	$(1,412)	$(3,056)
Intercompany	(129)	(49)	178	–
Taxes:
Income tax authorities	$(6)	$–	$(397)	$(403)
Intercompany	884	(41)	(843)	–

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Nine Months Ended September 30, (in millions)	2013	2012

Intercompany non-cash financing and investing activities:
Capital contributions
in the form of bond available for sale securities	$–	$959
to subsidiaries through forgiveness of loans	341
Return of capital and dividend received
in the form of cancellation of intercompany loan	–	9,303
in the form of bond trading securities	–	3,320
Other capital contributions — net	523	339

17. SUBSEQUENT EVENTS

Debt Issuance

On October 2, 2013, we issued $1.0 billion aggregate principal amount of 4.125% senior notes due 2024.

Dividends Declared

On October 31, 2013, our Board of Directors declared a cash dividend on AIG Common Stock of $0.10 per share, payable on December 19, 2013 to shareholders of record on December 5, 2013. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us. See Note 11 for further discussion.

ITEM 2 / MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GLOSSARY AND ACRONYMS OF SELECTED INSURANCE TERMS AND REFERENCES

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations that are defined in the Glossary and Acronyms on pages 186 and 190, respectively.

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

•

this Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q;

•

Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013; and

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

Book Value Per Common Share Excluding Accumulated Other Comprehensive Income (Loss) (AOCI) is used to show the amount of our net worth on a per-share basis. We believe Book Value Per Common Share Excluding AOCI is useful to investors because it eliminates the effect of non-cash items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio and foreign currency translation adjustments. Book Value Per Common Share Excluding AOCI is derived by dividing Total AIG shareholders' equity, excluding AOCI, by Total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in the Executive Overview section of this MD&A.

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

•
AIG — After-tax operating income (loss) attributable to AIG is derived by excluding the following items from net income (loss) attributable to AIG: income (loss) from discontinued operations, net loss (gain) on sale of divested businesses and properties, income from divested businesses, legacy tax adjustments primarily related to certain changes in uncertain tax positions and other tax adjustments, legal reserves (settlements) related to "legacy crisis matters," deferred income tax valuation allowance (releases) charges, changes in fair values of AIG Life and Retirement fixed maturity securities designated to hedge living benefit liabilities (net of interest expense), changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and sales inducement assets (SIA) related to net realized capital (gains) losses, (gain) loss on extinguishment of debt, net realized capital (gains) losses, non-qualifying derivative hedging activities, excluding net realized capital (gains) losses, and bargain purchase gain. "Legacy crisis matters" include favorable and unfavorable settlements related to events leading up to and resulting from our September 2008 liquidity crisis and legal fees incurred by AIG as the plaintiff in connection with such legal matters.

•
AIG Property Casualty

  •
  Pre-tax operating income (loss): includes both underwriting income (loss) and net investment income, but excludes net realized capital (gains) losses, other (income) expense, legal settlements related to legacy crisis matters described above and bargain purchase gain. Underwriting income (loss) is derived by reducing net premiums earned by claims and claims adjustment expenses incurred, acquisition expenses and general operating expenses.

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

  •
  Accident year loss and combined ratios, as adjusted: both the accident year loss and combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Catastrophe losses are generally weather or seismic events having a net impact on AIG Property Casualty in excess of $10 million each.

ITEM 2 / USE OF NON-GAAP MEASURES

•
AIG Life and Retirement

  •
  Pre-tax operating income (loss): is derived by excluding the following items from pre-tax income (loss): legal settlements related to legacy crisis matters described above, changes in fair values of fixed maturity securities designated to hedge living benefit liabilities (net of interest expense), net realized capital (gains) losses, and changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital (gains) losses.

  •
  Premiums and deposits: includes amounts received on traditional life insurance policies, group benefit policies and deposits on life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts, guaranteed investment contracts (GICs) and mutual funds.

•
Other Operations — Pre-tax operating income (loss): pre-tax income (loss) excluding certain legal reserves (settlements) related to legacy crisis matters described above, (gain) loss on extinguishment of debt, net realized capital (gains) losses, net loss (gain) on sale of divested businesses and properties, and income from divested businesses.

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

•
AIG Life and Retirement — AIG Life and Retirement offers a comprehensive suite of products and services to individuals and groups, including term life, universal life, A&H, fixed and variable deferred annuities, fixed payout annuities, mutual funds and financial planning. AIG Life and Retirement offers its products and services through a diverse, multi-channel distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct-to-consumer platforms. During the first quarter of 2013, AIG Life and Retirement completed its previously announced reporting structure changes and now presents its results in the following two operating segments: Retail and Institutional. See Segment Results — AIG Life and Retirement for additional information.

•
Other Operations — AIG's Other Operations include results from Mortgage Guaranty operations (conducted through United Guaranty Corporation (UGC)), Global Capital Markets (GCM) operations (consisting of the operations of AIG Markets, Inc. (AIG Markets) and the remaining derivatives portfolio of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP)), Direct Investment book (DIB), including the Matched Investment Program (MIP) and certain non-derivative assets and liabilities of AIGFP, Retained Interests and Corporate & Other operations (after certain allocations to AIG's business segments).

ITEM 2 / EXECUTIVE OVERVIEW

Executive Summary

Financial Performance

AIG Property Casualty pre-tax operating income improved in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012. Underwriting performance improved in the three-and nine-month periods ended September 30, 2013, as evidenced by the accident year combined ratio, as adjusted, which declined to 98.0 and 97.2, respectively, compared to 100.1 and 99.6 in the same periods in the prior year. The improvement in pre-tax operating income also reflected lower catastrophe losses in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year. Net investment income declined in the three-month period ended September 30, 2013 compared to the same period in 2012 due to decreases in returns on alternative investments and mutual funds. However, net investment income increased in the nine-month period ended September 30, 2013 compared to the same period in 2012 due to an increase in alternative investment income and income associated with PICC Property & Casualty Company Limited (PICC P&C) shares.

AIG Life and Retirement reported growth in assets under management since December 31, 2012 from strong sales of variable annuities, retail mutual funds and stable value wraps, as well as strong equity market performance. Pre-tax operating income improved in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012 from effective spread management, growth in fee income, and adjustments to update certain estimated gross profit assumptions used to amortize DAC and related items in our interest-sensitive product lines.

Mortgage Guaranty pre-tax operating income improved in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012 due to a decline in delinquency rates and improving cure rates. New insurance written increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012 due to the market acceptance of UGC's risk-based pricing model by an increasing number of lenders as well as the addition and expansion of distribution channels.

Our investment portfolio performance, excluding gains recognized in 2012 from our previous investments in Maiden Lane II LLC (ML II), Maiden Lane III LLC (ML III) and AIA Group Limited (AIA), declined in the three-month period ended September 30, 2013 compared to the same period in 2012 primarily due to a decrease in alternative investment income as a result of unfavorable equity market performance and the reinvestment of portfolio cash flows in a low interest rate environment. The investment portfolio performance improved in the nine-month period ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in alternative investment income largely as a result of favorable equity market performance in the nine-month period ended September 30, 2013, partially offset by the effect of our reinvestment in a low interest rate environment.

Net realized capital gains declined in the three-month period ended September 30, 2013 compared to the same period in 2012 due to relatively lower gains from sales of certain assets in unrealized gain positions as part of our program to utilize capital loss carryforwards. Net realized capital gains improved in the nine-month period ended September 30, 2013 compared to the same period in 2012 due to relatively higher gains from sales of certain assets in unrealized gain positions as part of our program to utilize capital loss carryforwards and continued low levels of other-than-temporary impairments.

Liquidity and Capital Resources 2013 Highlights

We reduced our debt in the first nine months of 2013 as a result of maturities, repayments and repurchases of $7.6 billion. Partially offsetting this decrease was the issuance of $1.0 billion aggregate principal amount of 3.375% senior notes due 2020.

We maintained financial flexibility in the first nine months of 2013 through $1.5 billion in cash dividends from AIG Property Casualty subsidiaries and $3.1 billion in cash dividends and loan repayments from AIG Life and Retirement subsidiaries.

Our Board of Directors authorized the repurchase of shares of AIG Common Stock on August 1, 2013, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. During the three months ended September 30, 2013, we repurchased approximately four million shares of AIG Common Stock, par value $2.50 per share (AIG Common Stock) under this authorization at a total cost of approximately $192 million.

We paid a cash dividend on AIG Common Stock of $0.10 per share on September 26, 2013.

Our Board of Directors declared a cash dividend on AIG Common Stock on October 31, 2013 of $0.10 per share, payable on December 19, 2013 to shareholders of record on December 5, 2013.

ITEM 2 / EXECUTIVE OVERVIEW

Our Performance — Selected Indicators

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data and ratios)	2013	2012	2013	2012

Results of operations data:
Total revenues	$14,826	$16,722	$48,029	$50,440
Income from continuing operations	2,172	1,824	7,035	7,369
Net income attributable to AIG	2,170	1,856	7,107	7,396
Net income per common share attributable to AIG (diluted)	1.46	1.13	4.80	4.21
After-tax operating income attributable to AIG	1,421	1,621	5,058	6,345

Key metrics:
AIG Property Casualty combined ratio	101.6	105.0	100.5	103.2
AIG Property Casualty accident year combined ratio, as adjusted	98.0	100.1	97.2	99.6
AIG Life and Retirement premiums and deposits	$8,422	$4,785	$20,767	$15,779
AIG Life and Retirement assets under management	304,399	275,479	304,399	275,479
Mortgage Guaranty new insurance written	14,437	10,741	39,074	25,880

(in millions, except per share data)	September 30, 2013	December 31, 2012

Balance sheet data:
Total assets	$540,744	$548,633
Long-term debt	42,231	48,500
Total AIG shareholders' equity	98,793	98,002
Book value per common share	67.10	66.38
Book value per common share, excluding AOCI	62.68	57.87

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding accumulated other comprehensive income, which is a non-GAAP measure. See Use of Non-GAAP Measures for additional information.

(in millions, except per share data)	September 30, 2013	December 31, 2012

Total AIG shareholders' equity	$98,793	$98,002
Accumulated other comprehensive income	6,509	12,574

Total AIG shareholders' equity, excluding accumulated other comprehensive income	$92,284	$85,428

Total common shares outstanding	1,472,343,722	1,476,321,935

Book value per common share	$67.10	$66.38
Book value per common share, excluding accumulated other comprehensive income	$62.68	$57.87

ITEM 2 / EXECUTIVE OVERVIEW

ITEM 2 / EXECUTIVE OVERVIEW

Investment Highlights

Net investment income decreased 23 percent and 29 percent to $3.6 billion and $11.6 billion for the three-month and nine-month periods ended September 30, 2013 compared to the prior year period, respectively, primarily due to gains recognized in 2012 from our previous investments in ML II, ML III, and AIA.

Net investment income for our insurance operations decreased by approximately $173 million and increased by approximately $234 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the same periods in the prior year. The decrease for the three-month period is due to lower returns on alternative investments and lower reinvestment yields. The increase for the nine-month period is due to higher alternative investment income, driven primarily by favorable equity market performance, which was partially offset by gains recognized in 2012 from our previous investment in ML II. While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities and fixed income securities with favorable risk versus return characteristics to improve yields and increase net investment income.

Net unrealized gains in our available for sale portfolio declined to approximately $13 billion as of September 30, 2013 from approximately $25 billion as of December 31, 2012 due to rising interest rates over the period and the realization of approximately $2.1 billion in gains from sales of securities.

Other-than-temporary impairments were significantly lower for the nine-month period ended September 30, 2013 relative to the prior year period partly driven by strong performance in our structured products portfolios due to favorable developments in the housing sector.

The overall credit rating of our fixed maturity portfolio was largely unchanged for this quarter.

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

Strategic Outlook

Industry Trends

Our business is affected by industry and economic factors such as interest rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continue to operate under difficult market conditions in 2013, characterized by factors such as historically low interest rates, instability in the global markets due to the negotiations over the U.S. debt ceiling, the U.S. Government shutdown and slow growth in the U.S. economy.

Although there has been a recent rise in interest rates in the U.S. fixed income market, interest rates remain low relative to historical levels, which has affected our industry by reducing investment returns. In addition, current market conditions may not necessarily permit insurance companies to increase pricing across all our product lines.

AIG Priorities for 2013 and Beyond

AIG remains focused on the following priorities for 2013 and beyond:

•
Strengthen and improve the operating performance of our core businesses;

•
Consummate the sale or monetization of our interest in ILFC;

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

ITEM 2 / EXECUTIVE OVERVIEW

AIG PROPERTY CASUALTY STRATEGIC INITIATIVES AND OUTLOOK

Executive Overview

•
Business Mix Shift — Continue shifting toward higher value business to increase profitability and expand in attractive growth economies, specifically in Asia Pacific, Central Europe, the Middle East, Africa and Latin America.

•
Underwriting Excellence — Enhance risk selection and pricing to earn returns commensurate to the risk assumed.

•
Claims Best Practices — Implement improved claims practices and advanced technology to lower the loss ratio.

•
Operating Expense Discipline — Apply operating expense discipline and increase efficiencies by taking full advantage of our global footprint.

•
Capital Efficiency — Continue to streamline our legal entity structure to enhance transparency with regulators and optimize capital and tax efficiency.

•
Investment Strategy — Continue to execute our investment strategy, which includes increased asset diversification and yield-enhancement opportunities that meet our liquidity, risk and return objectives.

Market Conditions and Industry Trends

We expect the current low interest rate environment and ongoing uncertainty in global economic conditions will continue to challenge the growth of net investment income and limit growth in some markets. Due to these conditions, coupled with overcapacity in the property casualty insurance industry, we have sought to modify terms and conditions, exit unprofitable business and develop advanced data analytics to improve profitability.

We have observed improving trends in certain key indicators that may offset the effect of current economic challenges. Commencing in the second quarter of 2011, we have benefitted from favorable pricing trends, particularly in our U.S. commercial business. The property casualty insurance industry is experiencing modest growth as a result of this positive rate trend and an increase in overall exposures in some markets. We also expect that expansion in certain growth economies will occur at a faster pace than in developed countries, although at levels lower than those previously expected due to revised economic assumptions.

Strategic Initiatives and Opportunities

Business Mix Shift

As part of our strategy to expand our consumer operations in growth economies, on May 29, 2013, we entered into a joint venture agreement with PICC Life Insurance Company Limited (PICC Life), a subsidiary of The People's Insurance Company (Group) of China Limited (PICC Group), to form an agency distribution company in China. Products under consideration to be distributed by the joint venture company include jointly developed life and retirement insurance products, existing PICC Life products, PICC Property & Casualty Company Limited (PICC P&C) insurance products, AIG Property Casualty products, as well as other products aimed at meeting the needs of this developing market. We will own 24.9 percent of the joint venture company with PICC Life holding the remaining 75.1 percent. Our participation in the joint venture will be managed by AIG Property Casualty. The joint venture is planned to commence operations by the first quarter of 2014 subject to regulatory approval.

On June 6, 2013, we also exercised rights to purchase shares in connection with the rights offering of PICC P&C, a subsidiary of the PICC Group, for a purchase price of approximately $93 million. Immediately prior to and after the rights offering, we owned 9.9 percent of the outstanding shares in PICC P&C.

ITEM 2 / EXECUTIVE OVERVIEW

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

We continue to streamline our legal entity structure to enhance transparency with regulators and optimize capital and tax efficiency. In the nine months ended September 30, 2013, we completed 29 legal entity and branch restructuring transactions. We continue to implement restructuring plans in various jurisdictions. Our overall legal entity restructuring is expected to be mostly completed by the end of 2014, subject to regulatory approvals in those jurisdictions.

On July 16, 2013, we announced the planned merger of AIU Insurance Company Ltd. and Fuji, scheduled to take place in the second half of 2015 or later, subject to regulatory approvals. The merger is consistent with our growth strategy for the Japan market, and is intended to combine the expertise and experience of these companies to meet our customers' and partners' needs and provide products and services that will target higher levels of customer satisfaction in a cost-effective manner.

We continued our strategy to improve the allocation of our reinsurance between traditional reinsurance markets and capital markets. On July 9, 2013, we entered into a five-year catastrophe bond transaction, which will provide $125 million of indemnity protection against U.S., Caribbean and Gulf of Mexico named storms, and U.S. and Canadian earthquakes. The transaction provides us with fully collateralized coverage against losses from the events described above on a per-occurrence basis through June 2018. In addition, effective May 31, 2013, we modified certain internal reinsurance arrangements from our Japan entities to simplify operations and facilitate efficient capital allocation.

On September 1, 2013, we transferred the ownership of AIG Europe Holdings Limited from AIG Overseas Association and AIG Overseas Limited to AIG Property Casualty International LLC. This transaction is expected to enhance capital efficiency and increase dividend capacity in the future.

AIG LIFE AND RETIREMENT STRATEGIC INITIATIVES AND OUTLOOK

Executive Overview

•
Grow Assets Under Management — Leverage our unified distribution organization, innovative product design and financial discipline to increase sales of profitable products across all distribution channels.

•
Deliver Innovative Products — Develop superior, differentiated product solutions that meet consumer needs for financial and retirement security.

•
Pursue Operational Efficiencies — Continue to streamline our life insurance and annuity platforms, operations and administrative systems.

•
Increase Return on Equity — Deliver solid earnings and increase capital efficiency within our life insurance entities.

•
Investment Strategy — Maintain a diversified, high quality portfolio of fixed maturity securities and match the duration characteristics of liabilities with assets of comparable duration and pursue yield-enhancement opportunities that meet our liquidity, risk and return objectives.

Market Conditions and Industry Trends

Market Conditions

Strong equity market performance and low volatility, coupled with positive demographic trends, have provided a favorable environment for sales of individual variable annuities, and contributed to growth in separate account assets under management in both our Retirement Income Solutions and Group Retirement product lines, which has resulted in higher fee income. Equity market volatility and changes in interest rates affect the level of reserves for variable

ITEM 2 / EXECUTIVE OVERVIEW

annuity guaranteed benefit features and may affect the recoverability and amortization rate of DAC assets for such products. Innovative product design and our comprehensive dynamic hedging program are critical tools for managing volatility for products where we have equity market exposure.

The low interest rate environment relative to historical levels continues to affect our business as well as the life and annuity industry overall. Continued low interest rates put pressure on long-term investment returns, negatively affect sales of interest rate sensitive products such as fixed annuities, and reduce future profits on certain existing fixed rate products. Products such as payout annuities and traditional life insurance that are not rate-adjustable may require increases in reserves if future investment yields fall to a level that results in expected future losses. In addition, low interest rates can affect future investment margins and may also affect the recoverability and amortization rate of DAC assets in our variable annuity, fixed annuity and universal life businesses.

We will continue to address the impact of low interest rates. We actively manage renewal crediting rates and have a disciplined approach to pricing new sales of interest rate sensitive products, including reduced minimum rate guarantees. Also, as market conditions change, we manage our asset and liability interest rate exposures and strategic asset allocation to emphasize lower or higher durations in the portfolio. Overall, the recent modest increase in interest rates has improved our outlook for sales and profitability.

Rapid and significant increases from current market interest rates, however, could result in elevated surrender activity in interest sensitive products, primarily fixed annuities with lower guaranteed minimum interest rates. The extent of elevated surrender activity, if any, will depend on the level of minimum guarantees in existing contracts relative to the pace and extent of market interest rate increases.

Industry Trends

Consumer demand for guaranteed income features and changes in the competitive landscape for individual variable annuities have provided a positive environment for sales of our Retirement Income Solutions products. Assuming no significant changes in market conditions, strong sales of these products are expected to continue as consumers seek to address their need for financial and retirement security.

Industry fixed annuity sales, which have been challenged by the sustained, historically low interest rate environment, have benefited recently from the modest increase in interest rates. Sales and net flows in our Fixed Annuities product line are improving as increasing market interest rates and steepening of the yield curve make fixed annuity products more attractive compared to alternatives such as bank deposits.

The life insurance marketplace continues to be highly competitive. We are continuing to execute our strategy of leveraging our scale, utilizing our expertise in pricing and risk selection, and creating differentiated products utilizing our consumer-focused research. This has resulted in a series of new product offerings and new term life rates, which we expect will drive additional sales. Utilizing the AIG Life and Retirement unified distribution organization as well as new distribution opportunities, we intend to expand our distribution footprint for life products.

OTHER OPERATIONS STRATEGIC INITIATIVES AND OUTLOOK

Mortgage Guaranty (UGC)

Executive Overview

•
Risk Selection — Ensure the high quality of our business through a continuous focus on risk selection and a risk based pricing using a proprietary, multi-variant risk evaluation model and disciplined underwriting approach.

•
Innovation — Development and enhancement of products, technology, and processes, addressing the needs of stakeholders in the mortgage system.

•
Ease of Use — Reduce complexity in the mortgage insurance system.

•
Expense Management — Streamline our processes through the use of technology and shared services.

ITEM 2 / EXECUTIVE OVERVIEW

Market Conditions and Industry Trends

During the first half of 2013, the U.S. mortgage market showed increasing levels of mortgage originations, home value appreciation and elevated mortgage underwriting standards. These factors, combined with improving U.S. macroeconomic conditions and low interest rates, favorably impacted mortgage loan volumes, the quality of new business written and our overall operating results during the nine-month period ended September 30, 2013.

However, recent increases in interest rates are expected to reduce new mortgage loan volumes for the remainder of 2013 and into 2014 due to reduced refinancing activity, which we expect to be partially offset by strength in mortgage lending for home purchases. While increasing interest rates generally have an unfavorable impact on new mortgage loan volumes, UGC expects that increasing interest rates will have a favorable impact on the persistency of business written over the last several quarters since refinancing of loans would be unattractive to homeowners who originated mortgages at the historically low interest rates prevalent during those periods.

In addition, UGC expects cure rates to improve as a result of home value appreciation since such appreciation will encourage homeowners with delinquent mortgages to sell and purchase another home, or to refinance their existing mortgages. We believe the combination of higher persistency and improving cure rates, partially offset by changes in new mortgage loan volumes, will continue to strengthen UGC's operating results throughout 2014.

Strategic Initiatives and Opportunities

Risk Selection

For the remainder of 2013 and during 2014, UGC expects to continue as a leading provider of mortgage insurance and will differentiate itself from its competitors by utilizing a risk-based pricing strategy. This pricing strategy provides UGC's customers with mortgage insurance products that are priced commensurate with underwriting risk, which we believe will result in an appropriately priced, high-quality book of business. UGC plans to continue to execute this strategy through 2014. The new business generated under this strategy, since 2009, accounts for approximately 51 percent of net premiums earned for the nine months ended September 30, 2013.

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

Direct Investment Book

The DIB consists of a portfolio of assets and liabilities held directly by AIG Parent in the MIP and certain non-derivative assets and liabilities of AIGFP. The DIB portfolio is being wound down and is managed with the objective of ensuring that at all times it maintains the liquidity we believe is necessary to meet all of its liabilities, as they come due, even under stress scenarios, and to maximize returns consistent with our risk management objectives. We are focused on meeting the DIB's liquidity needs, including the need for contingent liquidity arising from collateral posting for debt positions of the DIB, without relying on resources beyond the DIB. As part of this program management, we may from time to time access the capital markets, including issuing and repurchasing debt, and selling assets on an opportunistic basis, in each case subject to market conditions.

ITEM 2 / EXECUTIVE OVERVIEW

From time to time, we may utilize cash allocated to the DIB that is not required to meet the risk target for DIB for general corporate purposes unrelated to the DIB.

The DIB's assets consist primarily of cash, short-term investments, fixed maturity securities issued by corporations, U.S. government and government sponsored entities and mortgage and asset backed securities. The value of these assets is impacted by macro-economic trends in U.S. and core European markets, including corporate credit spreads, commercial and residential real estate markets, and to a lesser extent, interest rates and foreign exchange rates, among other factors. The majority of these assets are carried at fair value with changes in fair value recognized through earnings. The DIB has both liabilities that are held at cost and liabilities that are held at fair value. The liabilities held at fair value vary in price based on changes in AIG's credit spreads with changes in fair value reflected in earnings. Changes in the fundamental drivers of the fair value of DIB assets and liabilities will create earnings volatility for the DIB on a period-to-period comparative basis.

The overall hedging activity for the assets and liabilities of the DIB is executed by GCM. The value of hedges related to the non-derivative assets and liabilities of AIGFP in the DIB is included within the assets and liabilities and operating results of GCM and is not included within the DIB operating results, assets or liabilities.

ITEM 2 / RESULTS OF OPERATIONS

Results of Operations

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three- and nine-month periods ended September 30, 2013 and 2012. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment discussion. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section herein and in Part II. Item 7. MD&A, in the 2012 Annual Report.

The following table presents AIG's condensed consolidated results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Revenues:
Premiums	$9,352	$9,512	(2)%	$27,924	$28,611	(2)%
Policy fees	645	580	11	1,883	1,731	9
Net investment income	3,573	4,650	(23)	11,581	16,236	(29)
Net realized capital gains	252	646	(61)	2,143	794	170
Other income	1,004	1,334	(25)	4,498	3,068	47

Total revenues	14,826	16,722	(11)	48,029	50,440	(5)

Benefits, claims and expenses:
Policyholder benefits and claims incurred	7,416	8,002	(7)	22,234	22,910	(3)
Interest credited to policyholder account balances	924	1,189	(22)	2,913	3,305	(12)
Amortization of deferred acquisition costs	1,220	1,522	(20)	3,859	4,341	(11)
Other acquisition and insurance expenses	2,251	2,214	2	6,734	6,736	–
Interest expense	516	602	(14)	1,628	1,734	(6)
Loss on extinguishment of debt	81	–	NM	459	9	NM
Other expenses	1,239	635	95	3,044	2,712	12

Total benefits, claims and expenses	13,647	14,164	(4)	40,871	41,747	(2)

Income from continuing operations before income tax expense (benefit)	1,179	2,558	(54)	7,158	8,693	(18)
Income tax expense (benefit)	(993)	734	NM	123	1,324	(91)

Income from continuing operations	2,172	1,824	19	7,035	7,369	(5)
Income (loss) from discontinued operations, net of income tax expense (benefit)	(42)	37	NM	84	280	(70)

Net income	2,130	1,861	14	7,119	7,649	(7)

Less: Net income (loss) attributable to noncontrolling interests	(40)	5	NM	12	253	(95)

Net income attributable to AIG	$2,170	$1,856	17%	$7,107	$7,396	(4)%

ITEM 2 / RESULTS OF OPERATIONS

AIG Consolidated Quarterly and Year-to-Date Comparison for 2013 and 2012

Income from continuing operations before income tax expense was $1.2 billion for the three-month period ended September 30, 2013 compared to $2.6 billion for the same period in 2012, and reflected the following:

•
pre-tax income from insurance operations (including Mortgage Guaranty, which is reported in Other Operations) of $2.3 billion and $1.8 billion for the three-month periods ended September 30, 2013 and 2012, respectively;

•
aggregate pre-tax income from GCM and DIB of $81 million and $596 million for the three-month periods ended September 30, 2013 and 2012, respectively; and

•
net investment income in 2012 included an increase in fair value of AIG's interest in AIA ordinary shares of $527 million, and net investment income for the three-month period ended September 30, 2012 reflected an increase in fair value of AIG's interest in ML III of $330 million based in part on sales of ML III assets by the Federal Reserve Bank of New York (the FRBNY).

Income from continuing operations before income tax expense was $7.2 billion for the nine-month period ended September 30, 2013 compared to $8.7 billion for the same period in 2012, and reflected the following:

•
pre-tax income from insurance operations (including Mortgage Guaranty, which is reported in Other Operations) of $8.5 billion and $5.4 billion in the nine-month periods ended September 30, 2013 and 2012, respectively;

•
aggregate pre-tax income from GCM and DIB of $1.5 billion and $1.4 billion for the nine-month periods ended September 30, 2013 and 2012, respectively;

•
loss on extinguishment of debt of $459 million resulting from redemptions and repurchases of, and cash tender offers for, certain debt securities in the nine months ended September 30, 2013; and

•
net investment income in 2012 reflected an increase in fair value of AIG's interests in AIA ordinary shares and ML III of $1.8 billion and $2.9 billion; respectively.

For the three- and nine-month periods ended September 30, 2013, the effective tax rate on income from continuing operations was (84.2) percent and 1.7 percent, respectively. The effective tax rate for the three- and nine-month periods ended September 30, 2013, on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income, effective settlements of certain uncertain tax positions, and decreases primarily in AIG Life and Retirement's capital loss carryforward valuation allowance and certain other valuation allowances associated with foreign jurisdictions. The decrease in the capital loss carryforward valuation allowance was primarily attributable to the actual and projected gains from AIG Life and Retirement's available-for-sale securities. For the nine-month period ended September 30, 2013, these items were partially offset by changes in uncertain tax positions.

For the three- and nine-month periods ended September 30, 2012, the effective tax rate on income from continuing operations was 28.7 percent and 15.2 percent, respectively. The effective tax rate for the three- and nine-month periods ended September 30, 2012 on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income and investments in partnerships, and decreases primarily in AIG Life and Retirement's capital loss carryforward valuation allowance related to the actual and projected gains from AIG Life and Retirement's available-for-sale securities. These items were partially offset by changes in uncertain tax positions.

ITEM 2 / RESULTS OF OPERATIONS

The following table presents a reconciliation of net income attributable to AIG to after-tax operating income attributable to AIG:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Net income attributable to AIG	$2,170	$1,856	$7,107	$7,396
(Income) loss from discontinued operations, net of income tax expense	42	(37)	(84)	(280)
Net loss on sale of divested businesses	–	–	31	2
Uncertain tax positions and other tax adjustments	36	12	726	343
Legal reserves (settlements) related to legacy crisis matters	260	5	(61)	482
Deferred income tax valuation allowance releases	(1,159)	(219)	(2,697)	(1,795)
Changes in fair value of AIG Life and Retirement fixed maturity securities designated to hedge living benefit liabilities, net of interest expense	19	2	83	(31)
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains	176	393	1,065	729
Loss on extinguishment of debt	52	–	298	6
Net realized capital gains	(175)	(386)	(1,410)	(489)
Non-qualifying derivative hedging gains, excluding net realized capital gains	–	(5)	–	(18)

After-tax operating income attributable to AIG	$1,421	$1,621	$5,058	$6,345

After-tax operating income attributable to AIG decreased in the three-and nine-month periods ended September 30, 2013 compared to the same periods in 2012, primarily due to fair value gains on AIG's previously held interests in AIA ordinary shares, ML II, and ML III, discussed above, partially offset by increases in income from insurance operations.

For the three months ended September 30, 2013 and 2012, the effective tax rate on pre-tax operating income was 18.0 percent and 35.5 percent, respectively. For the nine months ended September 30, 2013 and 2012, the effective tax rate on pre-tax operating income was 27.7 percent and 32.0 percent, respectively. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax exempt interest income and other permanent tax items, and the impact of discrete tax benefits.

ITEM 2 / RESULTS OF OPERATIONS

Quarterly and Year-to-Date Segment Results

We report the results of our operations through two reportable segments: AIG Property Casualty and AIG Life and Retirement. The Other Operations category consists of businesses and items not allocated to our reportable segments.

The following table summarizes the operations of each reportable segment. See also Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Total revenues:
AIG Property Casualty	$9,608	$10,149	(5)%	$29,333	$29,967	(2)%
AIG Life and Retirement	4,644	4,747	(2)	15,432	13,077	18

Total reportable segments	14,252	14,896	(4)	44,765	43,044	4
Other Operations	678	2,213	(69)	3,677	8,085	(55)
Consolidation and eliminations	(104)	(387)	73	(413)	(689)	40

Total	$14,826	$16,722	(11)	$48,029	$50,440	(5)

Pre-tax income (loss):
AIG Property Casualty	$1,029	$949	8	$3,801	$2,820	35
AIG Life and Retirement	1,241	889	40	4,530	2,528	79

Total reportable segments	2,270	1,838	24	8,331	5,348	56
Other Operations	(1,125)	891	NM	(1,269)	3,511	NM
Consolidation and eliminations	34	(171)	NM	96	(166)	NM

Total	$1,179	$2,558	(54)	$7,158	$8,693	(18)

ITEM 2 / RESULTS OF OPERATIONS

  TOTAL REVENUES
  (in millions)

A discussion of significant items affecting pre-tax segment income follows. Factors that affect pre-tax operating income for a specific business segment are discussed in the detailed business segment analysis.

ITEM 2 / RESULTS OF OPERATIONS

Quarterly and Year-to-date Pre-tax Income for 2013 and 2012

AIG Property Casualty — Pre-tax income increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012, primarily as a result of improved underwriting results. The improved underwriting results are attributable to lower accident year losses, which reflect the continued shift to higher value business, enhanced risk selection and improved pricing. The improvement in pre-tax income also reflected lower catastrophe losses in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012. Net investment income decreased in the three-month period ended September 30, 2013 compared to the same period in 2012 due to decreases in returns on alternative investments and mutual funds. Net investment income increased in the nine-month period ended September 30, 2013 compared to the same period in 2012 due to the strong performance of alternative investments and income associated with the PICC P&C shares.

AIG Life and Retirement — Pre-tax income increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012, primarily due to increased fee income from growth in our variable annuity account value and continued active spread management related to our interest rate sensitive businesses. The 2013 periods included a $118 million net increase in pre-tax operating income from adjustments to update certain estimated gross profit assumptions used to amortize DAC and related items in our interest-sensitive product lines. The nine-month period ended September 30, 2013 also included income from legal settlements. These increases were partially offset by the absence of fair value gains recognized in the prior year nine-month period from our investment in ML II, which was liquidated in March 2012. Net realized capital gains decreased in the three-month period and increased in the nine-month period ended September 30, 2013 compared to the same periods in 2012, primarily due to gains on different volumes of sales activity in connection with our program to utilize capital loss carryforwards, which were partially offset by the triggering of additional loss recognition reserves, reflected in Policyholder benefits and claims incurred, from the subsequent reinvestment of the proceeds from these sales at lower yields.

Other Operations — Other operations reported a pre-tax loss in the three-month period ended September 30, 2013 compared to pre-tax income in the same period of 2012 primarily due to decreases in pre-tax income from GCM and DIB. The pre-tax income in 2012 included fair value gains from our previously held interests in AIA ordinary shares and ML III. Other operations reported a pre-tax loss in the nine-month period ended September 30, 2013 compared to pre-tax income in the same period in 2012. The pre-tax loss in the nine-month period ended September 30, 2013 included a loss on extinguishment of debt resulting from the redemptions and repurchases of, and cash tender offers, for certain debt securities, partially offset by an increase in pre-tax income from GCM and Mortgage Guaranty. The pre-tax income in the three- and nine-month periods ended September 30, 2012 included fair value gains from our previously held interests in AIA ordinary shares and ML III.

Mortgage Guaranty's pre-tax operating income increased in the three- and nine-month periods of September 30, 2013 compared to the same periods of 2012 due to higher net premiums earned in the first-lien business and a decline in newly reported delinquencies and improving cure rates.

ITEM 2 / RESULTS OF OPERATIONS

The following table presents reconciliations of pre-tax income (loss) to pre-tax operating income (loss) by reportable segment and after-tax operating income attributable to AIG, which are non-GAAP measures. See Use of Non-GAAP Measures for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

AIG Property Casualty
Pre-tax income	$1,029	$949	$3,801	$2,820
Net realized capital (gains) losses	12	(161)	(73)	(49)
Other (income) expense — net	3	(2)	(10)	(6)

Pre-tax operating income	$1,044	$786	$3,718	$2,765

AIG Life and Retirement
Pre-tax income	$1,241	$889	$4,530	$2,528
Legal settlements*	–	–	(467)	–
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities, net of interest expense	30	3	128	(48)
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains	271	604	1,482	1,120
Net realized capital gains	(398)	(670)	(1,984)	(530)

Pre-tax operating income	$1,144	$826	$3,689	$3,070

Other Operations
Pre-tax income (loss)	$(1,125)	$891	$(1,269)	$3,511
Net realized capital (gains) losses	104	(47)	(107)	(403)
Net loss on sale of divested businesses	–	–	47	3
Legal reserves	400	10	425	744
Legal settlements*	–	–	(48)	–
(Gain) loss on extinguishment of debt	81	–	459	9

Pre-tax operating income (loss)	$(540)	$854	$(493)	$3,864

Total
Pre-tax operating income of reportable segments and Other Operations	$1,648	$2,466	$6,914	$9,699
Consolidations, eliminations and other adjustments	61	56	124	(2)

Pre-tax operating income	1,709	2,522	7,038	9,697
Income tax expense	(307)	(896)	(1,947)	(3,100)
Noncontrolling interests excluding net realized capital (gains) losses	19	(5)	(33)	(252)

After-tax operating income attributable to AIG	$1,421	$1,621	$5,058	$6,345

*     Reflects income in the nine-month period ended September 30, 2013 from settlements with financial institutions that participated in the creation, offering and sale of RMBS from which AIG realized losses during the financial crisis.

ITEM 2 / RESULTS OF OPERATIONS

  PRE-TAX INCOME (LOSS)
  (in millions)

ITEM 2 / RESULTS OF OPERATIONS

PRE-TAX OPERATING INCOME (LOSS)
(in millions)

AIG PROPERTY CASUALTY

AIG Property Casualty presents its financial information in two operating segments — Commercial Insurance and Consumer Insurance — as well as an Other category.

Commercial Insurance provides insurance solutions for large and small businesses. Commercial Insurance products are distributed through a network of independent retail and wholesale brokers, branches, and through an independent agency network in the Asia Pacific and EMEA regions.

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

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

See Part I. Item 1. Business — AIG Property Casualty in AIG's 2012 Annual Report for further discussion of AIG Property Casualty's products and geographic regions where it distributes its products.

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

AIG Property Casualty Quarterly and Year-to-Date 2013 Highlights

Net premiums written decreased by one percent for both the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year due to the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen and an increase in specific Casualty reinsurance arrangements to better manage our exposures. This decrease was partially offset by the growth of new business and rate increases.

Also, in the first quarter of 2013, we began to recognize ceded premiums written under excess of loss reinsurance agreements at the inception of the contract rather than ratably over the contract period. The negative impact on net premiums written from this change in the first quarter of 2013 began to reverse in the second quarter of 2013 and will continue to reverse throughout the rest of 2013. For the three-month period ended September 30, 2013, the impact of the change in the timing of recognizing the excess of loss ceded premiums written increased net premiums written by $204 million, while for the nine-month period ended September 30, 2013, this impact decreased net premiums written by $122 million. Excluding the impact of this change and the effect of foreign exchange, Commercial Insurance net premiums written were unchanged and increased by approximately two percent for the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods in the prior year. Excluding the impact of this change and the effect of foreign exchange, Consumer Insurance net premiums written increased by approximately four percent in both the three- and nine-month periods ended September 30, 2013, compared to the same periods in the prior year.

The loss ratio improved by 4.1 points and 3.3 points for the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods in the prior year, primarily due to the benefit from positive pricing trends and the continued effect of the execution of our strategic initiatives, which we began implementing in the second half of 2011. These improvements included decreases in net adverse prior year development, including related premium adjustments, as well as lower catastrophe losses, partially offset by increases in severe losses of $71 million and $46 million for the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods in the prior year. For the nine-month period ended September 30, 2013 net adverse prior year development included $136 million of adverse development from Storm Sandy. Additionally, losses for the nine-month period ended September 30, 2012, benefitted from an increase in reserve discount.

The acquisition ratio increased by 0.2 points for the three-month period ended September 30, 2013 and was unchanged for the nine-month period ended September 30, 2013, compared to the same periods in the prior year, due in both cases to changes in business mix and costs in growth-targeted lines of business in Consumer Insurance, which were partially offset by decreases in the Commercial Insurance acquisition ratio related to changes in business mix and the timing of insurance-related assessments.

The general operating expense ratio increased by 0.5 points and 0.6 points for the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods in the prior year as a result of the increase in the cost of our employee incentive plans, partially offset by a decrease in bad debt expense and reduced costs for infrastructure projects. For the three- and nine-month periods ended September 30, 2013, the lower net premiums earned base contributed approximately 0.5 points to the general operating expense ratio.

Net investment income decreased by four percent for the three-month period ended September 30, 2013, compared to the same period in the prior year, primarily due to lower returns on alternative investments and mutual funds. Net investment income increased by seven percent for the nine-month period ended September 30, 2013, compared to the same period in the prior year, primarily due to increases in alternative investment returns and income associated with the PICC P&C shares that are accounted for under the fair value option.

Cash dividends paid to AIG Parent were $716 million and $1.5 billion in the three- and nine-month periods ended September 30, 2013, respectively.

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

AIG Property Casualty Results

The following table presents AIG Property Casualty results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Commercial Insurance
Underwriting results:
Net premiums written	$5,222	$5,099	2%	$16,001	$15,890	1%
(Increase) decrease in unearned premiums	(80)	140	NM	(658)	(149)	(342)

Net premiums earned	5,142	5,239	(2)	15,343	15,741	(3)
Claims and claims adjustment expenses incurred	3,692	4,087	(10)	10,706	11,593	(8)
Acquisition expenses	812	819	(1)	2,479	2,667	(7)
General operating expenses	646	650	(1)	1,858	1,850	–

Underwriting income (loss)	(8)	(317)	97	300	(369)	NM
Net investment income	618	688	(10)	1,886	2,130	(11)

Pre-tax operating income	$610	$371	64%	$2,186	$1,761	24%

Consumer Insurance
Underwriting results:
Net premiums written	$3,441	$3,630	(5)%	$10,363	$10,755	(4)%
Increase in unearned premiums	(171)	(157)	(9)	(430)	(337)	(28)

Net premiums earned	3,270	3,473	(6)	9,933	10,418	(5)
Claims and claims adjustment expenses incurred	1,922	2,025	(5)	5,807	6,098	(5)
Acquisition expenses	852	891	(4)	2,544	2,532	–
General operating expenses	492	514	(4)	1,524	1,550	(2)

Underwriting income	4	43	(91)	58	238	(76)
Net investment income	89	109	(18)	279	340	(18)

Pre-tax operating income	$93	$152	(39)%	$337	$578	(42)%

Other
Underwriting results:
Net premiums written	$(3)	$(17)	82%	$(4)	$(18)	78%
Decrease in unearned premiums	18	57	(68)	60	119	(50)

Net premiums earned	15	40	(63)	56	101	(45)
Claims and claims adjustment expenses incurred	55	140	(61)	248	549	(55)
Acquisition expenses	–	(1)	NM	–	–	NM
General operating expenses	91	68	34	295	259	14

Underwriting loss	(131)	(167)	22	(487)	(707)	31
Net investment income	472	430	10	1,682	1,133	48

Pre-tax operating income	341	263	30	1,195	426	181
Net realized capital gains (losses)	(12)	161	NM	73	49	49
Other income (expense) — net	(3)	2	NM	10	6	67

Pre-tax income	$326	$426	(23)%	$1,278	$481	166%

Total AIG Property Casualty
Underwriting results:
Net premiums written	$8,660	$8,712	(1)%	$26,360	$26,627	(1)%
(Increase) decrease in unearned premiums	(233)	40	NM	(1,028)	(367)	(180)

Net premiums earned	8,427	8,752	(4)	25,332	26,260	(4)
Claims and claims adjustment expenses incurred	5,669	6,252	(9)	16,761	18,240	(8)
Acquisition expenses	1,664	1,709	(3)	5,023	5,199	(3)
General operating expenses	1,229	1,232	–	3,677	3,659	–

Underwriting loss	(135)	(441)	69	(129)	(838)	85
Net investment income	1,179	1,227	(4)	3,847	3,603	7

Pre-tax operating income	1,044	786	33	3,718	2,765	34
Net realized capital gains (losses)	(12)	161	NM	73	49	49
Other income (expense) — net	(3)	2	NM	10	6	67

Pre-tax income	$1,029	$949	8%	$3,801	$2,820	35%

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

*     The operations reported as part of Other do not have meaningful levels of Net premiums written.

AIG Property Casualty Quarterly Results

Pre-tax operating income increased in the three-month period ended September 30, 2013 compared to the same period in the prior year, due to an improvement in underwriting results, which was partially offset by a decrease in net investment income. The improvement in underwriting results in the third quarter of 2013 compared to the same period in the prior year reflects improved current accident year losses, decreases in net adverse development and lower catastrophe losses. Net investment income decreased in the three-month period ended September 30, 2013 compared to the same period in the prior year, primarily due to lower returns on alternative investments and mutual funds reflective of overall lower market performance for the period. Net adverse development including premium adjustments was $72 million and $145 million for the three-month periods ended September 30, 2013 and 2012, respectively. Catastrophe losses were $222 million and $261 million for the three-month periods ended September 30, 2013 and 2012, respectively.

See Liability for Unpaid Claims and Claims Adjustment Expense for further discussion of prior year development.

Acquisition expenses decreased in the three-month period ended September 30, 2013 compared to the same period in the prior year, primarily due to changes in business mix in both Commercial and Consumer Insurance.

General operating expenses decreased slightly in the three-month period ended September 30, 2013 compared to the same period in the prior year primarily due to decreases in bad debt expense and reduced costs for infrastructure projects. These decreases were partially offset by an increase in the cost of our employee incentive

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

plans of $47 million, primarily due to the alignment of employee performance with the overall performance of the organization, including our stock performance. Bad debt expense and infrastructure project expenses, in the aggregate, decreased in the three-month period ended September 30, 2013 by $61 million from $127 million in the same period in the prior year.

AIG Property Casualty Year-to-Date Results

Pre-tax operating income increased in the nine-month period ended September 30, 2013 compared to the same period in the prior year due to an improvement in underwriting results and an increase in net investment income. The improvement in underwriting results in the nine-month period ended September 30, 2013 compared to the same period in the prior year reflected an improvement in current accident year losses, decreases in net adverse developments as well as lower catastrophe losses. Net investment income increased in the nine-month period ended September 30, 2013 compared to the same period in the prior year due to increases in alternative investment returns and income associated with the PICC P&C shares that are accounted for under the fair value option. The asset diversification strategies that we executed during 2012 enabled us to maintain similar yields in the portfolio despite the continued low interest rate environment in 2013. Net adverse development including premium adjustments was $199 million and $329 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Catastrophe losses were $579 million and $669 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Acquisition expenses decreased in the nine-month period ended September 30, 2013 compared to the same period in the prior year, primarily due to the timing of certain guaranty funds and other assessments in Commercial Insurance, which were partially offset by an increase in acquisition expenses in Consumer Insurance due to the change in business mix.

General operating expenses increased in the nine-month period ended September 30, 2013 compared to the same period in the prior year, due to an increase in the cost of our employee incentive plans of $158 million and a $42 million increase due to the implementation of a voluntary early retirement plan in Japan. The increase in the cost of our employee incentive plans was primarily due to the alignment of employee performance with the overall performance of the organization, including our stock performance, and accelerated vesting provisions for retirement-eligible individuals in the 2013 share-based plan. This was partially offset by decreases in bad debt expense and reduced costs for infrastructure projects. Bad debt expense and infrastructure project expenses, in the aggregate, decreased to $152 million in the nine-month period ended September 30, 2013 compared to $324 million in the same period in the prior year.

Commercial Insurance Quarterly Results

Pre-tax operating income increased in the three-month period ended September 30, 2013 compared to the same period in the prior year, primarily due to an improvement in underwriting results in the third quarter of 2013, which was partially offset by a decrease in allocated net investment income primarily due to a decrease in risk-free rates. Commercial Insurance underwriting results improved primarily due to improved current accident year losses, rate increases, enhanced risk selection, lower catastrophe losses, and a decrease in net adverse developments. The current accident year losses for the three-month period ended September 30, 2013 also included severe losses of $211 million compared to severe losses of $120 million incurred in the same period in the prior year. Net adverse development, including related premium adjustments, was $104 million in the three-month period ended September 30, 2013 compared to $123 million in the same period in the prior year. In the three-month period ended September 30, 2013, catastrophe losses were $182 million compared to $239 million in the same period in 2012.

Acquisition expenses decreased slightly in the three-month period ended September 30, 2013 compared to the same period in the prior year due to the change in business mix.

General operating expenses decreased slightly in the three-month period ended September 30, 2013 compared to the same period in the prior year primarily due to a decrease in bad debt expense, which was partially offset by the increase in employee incentive plan expense previously discussed.

Commercial Insurance Year-to-Date Results

Pre-tax operating income increased in the nine-month period ended September 30, 2013 compared to the same period in the prior year, primarily due to underwriting income in the nine-month period ended September 30, 2013

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

compared to an underwriting loss in the same period of 2012, partially offset by a decrease in allocated net investment income as a result of a decrease in risk-free rates. Commercial Insurance generated underwriting income in the nine-month period ended September 30, 2013 compared to an underwriting loss in the same period of the prior year, primarily due to improved current accident year losses, rate increases, enhanced risk selection and lower catastrophe losses, which were partially offset by an increase in net adverse development. The current accident year losses for the nine-month period ended September 30, 2013 also included severe losses of $309 million compared to the severe losses of $230 million incurred in the same period of the prior year. In the nine-month period ended September 30, 2013, catastrophe losses were $522 million compared to $603 million in the same period in 2012. Net adverse development, including related premium adjustments was $245 million in the nine-month period ended September 30, 2013, which includes $165 million of adverse development related to Storm Sandy, compared to $153 million in the prior year. The adverse development related to Storm Sandy resulted from higher severities on a small number of existing large and complex commercial claims. These increased severities were driven by a number of factors, including the extensive damage caused to properties in the downtown New York metropolitan area. Additionally, the nine-month period ended September 30, 2012, benefitted from an increase in reserve discount.

Acquisition expenses decreased in the nine-month period ended September 30, 2013 compared to the same period in the prior year due to the timing of guaranty funds and other assessments, as well as change in business mix.

General operating expenses increased slightly in the nine-month period ended September 30, 2013 compared to the same period in the prior year, primarily due to the increase in employee incentive plan expense previously discussed, which was partially offset by a decrease in bad debt expense.

Consumer Insurance Quarterly Results

Pre-tax operating income decreased in the three-month period ended September 30, 2013 compared to the same period in the prior year due to a decrease in underwriting income and allocated net investment income. Underwriting income decreased due to the combination of higher accident year losses, reflecting higher warranty retail program losses, higher catastrophe losses, and investment in strategic business expansion in growth economy nations, partially offset by improvement of auto underwriting income, higher net favorable development, and the change in business mix towards higher value products. Allocated net investment income decreased primarily due to a decrease in risk-free rates. Catastrophe losses for the three-month period ended September 30, 2013 were $40 million, compared to $22 million during the same period in the prior year. Net favorable development was $30 million in the three-month period ended September 30, 2013, compared to net favorable development of $2 million in the prior year.

Acquisition expenses decreased in the three-month period ended September 30, 2013 compared to the same period in the prior year, primarily due to the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, the acquisition expenses increased due to the change in business mix. Direct marketing expenses, excluding commissions, was $110 million for each of the three-month periods ended September 30, 2013 and 2012, respectively. These expenses, while not deferrable, are expected to generate business that has an average expected overall persistency of approximately five years and, in Japan, approximately nine years.

General operating expenses decreased in the three-month period ended September 30, 2013 compared to the same period in the prior year. Excluding the effect of foreign exchange, general operating expenses increased in the three-month period ended September 30, 2013 compared to the same period in the prior year due to investment in strategic business expansion in growth economy nations and the increase in employee incentive plan expense previously discussed.

Consumer Insurance Year-to-Date Results

Pre-tax operating income decreased in the nine-month period ended September 30, 2013 compared to the same period in the prior year, primarily due to a decrease in both underwriting income and allocated net investment income. Underwriting income decreased due to higher warranty retail program losses, increases in acquisition expenses, investment in strategic business expansion in growth economy nations, and the change in business mix, offset in part by improved underwriting performance of auto and personal property, lower catastrophe losses and higher net favorable development. Allocated net investment income decreased due to a decrease in risk-free rates. Catastrophe losses for the nine-month period ended September 30, 2013 were $57 million, compared to $66 million during the same period in the prior year. Net favorable development was $125 million in the nine-month period ended

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

September 30, 2013, compared to $53 million in the prior year period. The first nine months of 2013 included approximately $51 million of favorable development from Storm Sandy driven primarily by the reduction of reserves for excess flood policies indicated from completed property inspections and lower than expected severity on certain other policy claims.

Acquisition expenses increased in the nine-month period ended September 30, 2013 compared to the same period in the prior year primarily due to the change in business mix and costs in growth-targeted lines of business. Direct marketing expenses, excluding commissions, for the nine-month period ended September 30, 2013 were $335 million, compared to $319 million during the same period in the prior year. These expenses, while not deferrable, are expected to generate business that has an average expected overall persistency of approximately five years and, in Japan, approximately nine years. Excluding the effect of foreign exchange, direct marketing expenses increased by approximately $15 million in the nine-month period ended September 30, 2013 compared to the same period in the prior year.

General operating expenses decreased in the nine-month period ended September 30, 2013 compared to the same period in the prior year, primarily due to reduced costs for infrastructure projects, which were partially offset by the increase in employee incentive plan expense previously discussed and the strategic expansion in growth economy nations.

AIG Property Casualty Net Premiums Written

The following table presents AIG Property Casualty net premiums written by major line of business:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Commercial Insurance
Casualty	$1,924	$2,195	(12)%	$6,278	$6,728	(7)%
Property	1,350	1,063	27	3,803	3,482	9
Specialty	898	873	3	2,752	2,727	1
Financial lines	1,050	968	8	3,168	2,953	7

Total net premiums written	$5,222	$5,099	2%	$16,001	$15,890	1%

Consumer Insurance
Accident & Health	$1,651	$1,819	(9)%	$5,089	$5,322	(4)%
Personal lines	1,790	1,811	(1)	5,274	5,433	(3)

Total net premiums written	$3,441	$3,630	(5)%	$10,363	$10,755	(4)%

Other	(3)	(17)	82	(4)	(18)	78

Total AIG Property Casualty net premiums written	$8,660	$8,712	(1)%	$26,360	$26,627	(1)%

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

Commercial Insurance Quarterly and Year-to-Date Net Premiums Written

During the three- and nine-month periods ended September 30, 2013, Commercial Insurance continued to focus on the execution of its strategic objectives.

Casualty net premiums written decreased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, primarily due to the execution of our strategy to enhance risk selection, particularly in the Americas and EMEA, as well as to increase specific reinsurance purchases to better manage our exposures. Changes in reinsurance strategy decreased net premiums written by $38 million and $173 million in the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods in the prior year. In addition, Casualty net premiums written decreased due to less additional premium in the loss sensitive business in the three-month period ended September 30, 2013. The additional premium was $3 million and $66 million in the three-month periods ended September 30, 2013 and 2012, respectively. We implemented rate increases in retained business, especially in the U.S., that partially offset these premium decreases.

Property net premiums written increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, primarily due to growth in new business across all regions, favorable retention in renewal businesses and increases in coverage limits and changes to our per-risk reinsurance program to retain more favorable risks, while continuing to manage aggregate exposure. The increase in the three-month period ended September 30, 2013 also reflected a $159 million benefit from the impact of a change in the timing of recognizing the excess of loss ceded premiums written described below. Catastrophe-exposed businesses in the Americas also benefitted from rate increases.

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

Effective January 1, 2013, we began to recognize the annual ceded premiums written under excess of loss reinsurance agreements at the inception of the contract rather than ratably over the contract period. Previously, we recognized ceded premiums written on these agreements based on the quarterly contractual remittance requirements, and recorded an adjustment at the end of the contract term to reflect the actual ceded premiums written amounts. This change resulted in the acceleration of ceded premiums written to earlier quarters, but had only a de minimis effect on net premiums earned. As a result of this change, ceded premiums written for the three-month period ended September 30, 2013 decreased by $159 million compared to the same period in the prior year. For the nine-month period ended September 30, 2013, ceded premiums written increased by $42 million compared to the same period in the prior year. The impact on net premiums written from this change will continue to reverse throughout the rest of 2013.

Net premiums written also reflected the timing of catastrophe bond issuances. We have continued our strategy of improving the allocation of our reinsurance between traditional reinsurance markets and capital markets. As part of this strategy, during the third quarter of 2013, we entered into a five-year catastrophe bond transaction, which will provide $125 million of indemnity protection against U.S., Caribbean and Gulf of Mexico named storms, and U.S. and Canadian earthquakes. The transaction provides us with fully collateralized coverage against losses from the events described above on a per-occurrence basis through June 2018. During the first quarter of 2013, we secured a three-year catastrophe bond providing for up to $400 million in protection against U.S. hurricanes and earthquakes to the extent both industry losses and our actual losses exceed specific thresholds. The bond transactions reduced net premiums written by $44 million and $140 million in the three- and nine-month periods ended September 30, 2013, respectively. Our previous catastrophe bond issuance occurred in the fourth quarter of 2011.

Specialty net premiums written increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, primarily due to rate increases in environmental business, small-and medium-sized enterprise markets in the Americas region, new business growth in EMEA, as well as the restructuring of our reinsurance program to retain more favorable risks while continuing to manage aggregate exposure, which increased net premiums written by $68 million and $133 million, respectively, compared to the same periods in the prior year.

Financial lines net premiums written increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, reflecting growth in new business related to targeted growth products, particularly in the EMEA region as well as an improved rate environment globally. Global professional indemnity net premiums written increased by $11 million and $71 million in the three- and nine-month periods ended September 30, 2013, respectively, due to improved rates, strong new business growth and the restructuring of our reinsurance program, as part of our decision to retain more favorable risks while continuing to manage aggregate exposure.

Consumer Insurance Quarterly and Year-to-Date Net Premiums Written

Consumer Insurance net premiums written decreased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, primarily due to the impact of foreign exchange as the U.S. dollar strengthened against the Japanese yen. The decrease for the nine-month period ended September 30, 2013 also reflected the effect of a change in the timing of recognizing ceded written premiums for excess of loss reinsurance and the catastrophe bond issuances discussed above. Excluding these items, net premiums written in the three- and nine-month periods ended September 30, 2013 increased compared to the same periods in the prior year as the business continued to build momentum through multiple distribution channels and continuing focus on direct marketing. In the three- and nine-month periods ended September 30, 2013, excluding the impact of foreign exchange, net premiums written generated by direct marketing increased by approximately 3.1 percent and 5.6 percent, respectively, compared to the same periods in the prior year, and accounted for approximately 15.7 percent and 16.1 percent, respectively, of Consumer Insurance net premiums written.

A&H net premiums written, excluding the effect of foreign exchange, increased slightly in the three-month period ended September 30, 2013 compared to the same period in the prior year primarily due to our focus on the growth of Fuji Life products, direct marketing, individual A&H in Asia Pacific, and travel business which continued to increase in most geographies across the globe. This was partially offset by the non-renewal of several programs in the U.S. region that did not meet underwriting targets. Americas continued its strategy of repositioning U.S. direct marketing operations and maintaining our pricing discipline and underwriting targets. Net premiums written, excluding the effect of foreign exchange, increased in the nine-month period ended September 30, 2013 compared to the same period in

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

the prior year, primarily due to the growth of Fuji Life products, direct marketing, travel business and individual A&H in Asia Pacific.

Personal lines net premiums written, excluding the effects of foreign exchange, increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year. The increases were driven by growth in U.S. private client group and warranty business, automobile products and the continued execution of our strategic initiative to grow higher value lines of business in non-automobile products. For the three-month period ended September 30, 2013, the impact of the change in the timing of recognizing the excess of loss ceded premiums written increased net premiums written by $28 million, while for the nine-month period ended September 30, 2013, the impact of this change decreased net premiums written by $58 million. In addition, the impact of the timing of the catastrophe bond issuances was $8 million and $28 million for the three- and nine-month periods ended September 30, 2013 compared to the prior year periods, respectively.

AIG Property Casualty Net Premiums Written by Region

The following table presents AIG Property Casualty's net premiums written by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage Change in U.S. dollars	Percentage Change in Original Currency			Percentage Change in U.S. dollars	Percentage Change in Original Currency
(in millions)	2013	2012			2013	2012

Commercial Insurance:
Americas	$3,548	$3,520	1%	1%	$10,627	$10,565	1%	1%
Asia Pacific	523	530	(1)	10	1,540	1,520	1	10
EMEA	1,151	1,049	10	9	3,834	3,805	1	1

Total net premiums written	$5,222	$5,099	2%	4%	$16,001	$15,890	1%	2%

Consumer Insurance:
Americas	$1,085	$1,054	3%	5%	$2,990	$3,029	(1)%	–%
Asia Pacific	1,900	2,161	(12)	4	5,858	6,338	(8)	4
EMEA	456	415	10	7	1,515	1,388	9	9

Total net premiums written	$3,441	$3,630	(5)%	5%	$10,363	$10,755	(4)%	4%

Other:
Americas	$(3)	$(17)	82%	NM %	$(4)	$(20)	80%	NM %
Asia Pacific	–	–	NM	NM	–	2	NM	NM

Total net premiums written	$(3)	$(17)	82%	NM %	$(4)	$(18)	78%	NM %

Total AIG Property Casualty:
Americas	$4,630	$4,557	2%	2%	$13,613	$13,574	–%	1%
Asia Pacific	2,423	2,691	(10)	5	7,398	7,860	(6)	5
EMEA	1,607	1,464	10	9	5,349	5,193	3	3

Total net premiums written	$8,660	$8,712	(1)%	4%	$26,360	$26,627	(1)%	2%

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

The Americas net premiums written increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, primarily due to the rate increases in Commercial Insurance and continued growth in the personal property and private client group and rate actions for the warranty retail program in Consumer Insurance. This was partially offset by decreases in casualty businesses reflecting the execution of our strategy to enhance risk selection and the effect of the timing of the catastrophe bond issuances which was approximately $55 million and approximately $175 million, for the three- and nine-month periods ended September 30, 2013, respectively. Additionally, for the three-month period ended September 30, 2013, the change in timing of recognizing ceded premiums written under excess of loss reinsurance agreements, discussed above, increased net premiums written by approximately $147 million, while it decreased net premiums written for the nine-month period ended September 30, 2013 by approximately $2 million.

Asia Pacific net premiums written decreased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, primarily due to the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased primarily due to an increase in Consumer Insurance, reflecting growth of Fuji Life products and direct marketing business in Japan. The expansion of business in Asia Pacific countries outside of Japan also continued in the three- and nine-month periods ended September 30, 2013, supported by growth in individual personal accident insurance, direct marketing and personal lines products. Commercial Insurance increased in the nine-month period ended September 30, 2013 in the Asia Pacific region primarily due to organic growth and rate increases in Property, Specialty, and Casualty. In addition, our decision to retain more favorable risks in Property and Financial lines increased net premiums written during the three- and nine-month periods ended September 30, 2013.

EMEA net premiums written increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, reflecting Commercial Insurance growth due to new business growth, particularly in Property and Financial lines, a change in reinsurance strategies to retain more favorable risks in Property and Financial lines, and rate improvements on retained business, as well as growth in Consumer Insurance personal accident, travel, warranty, automobile and specialty personal lines products. Additionally, for the three-month period ended September 30, 2013, the change in timing of recognizing ceded premiums written under excess of loss reinsurance agreements, discussed above, increased net premiums written by approximately $55 million, while for the nine-month period ended September 30, 2013, it decreased net premiums written by approximately $118 million.

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

AIG Property Casualty Underwriting Ratios

The following table presents the AIG Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2013	2012		2013	2012

Commercial Insurance
Loss ratio	71.8	78.0	(6.2)	69.8	73.6	(3.8)
Catastrophe losses and reinstatement premiums	(3.5)	(4.5)	1.0	(3.4)	(3.8)	0.4
Prior year development net of premium adjustments	(2.1)	(2.7)	0.6	(1.7)	(1.1)	(0.6)
Change in discount	–	–	–	–	0.7	(0.7)

Accident year loss ratio, as adjusted	66.2	70.8	(4.6)	64.7	69.4	(4.7)

Acquisition ratio	15.8	15.6	0.2	16.2	16.9	(0.7)
General operating expense ratio	12.6	12.4	0.2	12.1	11.8	0.3

Expense ratio	28.4	28.0	0.4	28.3	28.7	(0.4)

Combined ratio	100.2	106.0	(5.8)	98.1	102.3	(4.2)
Catastrophe losses and reinstatement premiums	(3.5)	(4.5)	1.0	(3.4)	(3.8)	0.4
Prior year development net of premium adjustments	(2.1)	(2.7)	0.6	(1.7)	(1.1)	(0.6)
Change in discount	–	–	–	–	0.7	(0.7)

Accident year combined ratio, as adjusted	94.6	98.8	(4.2)	93.0	98.1	(5.1)

Consumer Insurance
Loss ratio	58.8	58.3	0.5	58.5	58.5	–
Catastrophe losses and reinstatement premiums	(1.2)	(0.6)	(0.6)	(0.6)	(0.6)	–
Prior year development net of premium adjustments	0.9	–	0.9	1.2	0.5	0.7

Accident year loss ratio, as adjusted	58.5	57.7	0.8	59.1	58.4	0.7

Acquisition ratio	26.1	25.7	0.4	25.6	24.3	1.3
General operating expense ratio	15.0	14.8	0.2	15.3	14.9	0.4

Expense ratio	41.1	40.5	0.6	40.9	39.2	1.7

Combined ratio	99.9	98.8	1.1	99.4	97.7	1.7
Catastrophe losses and reinstatement premiums	(1.2)	(0.6)	(0.6)	(0.6)	(0.6)	–
Prior year development net of premium adjustments	0.9	–	0.9	1.2	0.5	0.7

Accident year combined ratio, as adjusted	99.6	98.2	1.4	100.0	97.6	2.4

Total AIG Property Casualty
Loss ratio	67.3	71.4	(4.1)	66.2	69.5	(3.3)
Catastrophe losses and reinstatement premiums	(2.7)	(2.9)	0.2	(2.3)	(2.6)	0.3
Prior year development net of premium adjustments	(0.8)	(2.0)	1.2	(0.9)	(1.3)	0.4
Change in discount	(0.1)	–	(0.1)	(0.1)	0.3	(0.4)

Accident year loss ratio, as adjusted	63.7	66.5	(2.8)	62.9	65.9	(3.0)

Acquisition ratio	19.7	19.5	0.2	19.8	19.8	–
General operating expense ratio	14.6	14.1	0.5	14.5	13.9	0.6

Expense ratio	34.3	33.6	0.7	34.3	33.7	0.6

Combined ratio	101.6	105.0	(3.4)	100.5	103.2	(2.7)
Catastrophe losses and reinstatement premiums	(2.7)	(2.9)	0.2	(2.3)	(2.6)	0.3
Prior year development net of premium adjustments	(0.8)	(2.0)	1.2	(0.9)	(1.3)	0.4
Change in discount	(0.1)	–	(0.1)	(0.1)	0.3	(0.4)

Accident year combined ratio, as adjusted	98.0	100.1	(2.1)	97.2	99.6	(2.4)

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

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

The following table presents AIG Property Casualty accident year catastrophe losses by region:

	2013					2012
(in millions)	# of Events	Americas	Asia Pacific	EMEA	Total	# of Events	Americas	Asia Pacific	EMEA	Total

Three Months Ended September 30,
Flooding	2	$106	$–	$–	$106	1	$–	$–	$3	$3
Windstorms and hailstorms	2	29	–	34	63	7	38	1	–	39
Wildfire	1	13	–	–	13	1	98	–	–	98
Tropical cyclone	1	–	40	–	40	1	121	–	–	121

Total catastrophe-related charges	6	$148	$40	$34	$222	10	$257	$1	$3	$261

Commercial Insurance		$129	$21	$32	$182		$235	$1	$3	$239
Consumer Insurance		$19	$19	$2	$40		$22	$–	$–	$22

Total severe losses	8				$211	12				$140

Nine Months Ended September 30,
Flooding	7	$267	$9	$45	$321	2	$–	$–	$23	$23
Windstorms and hailstorms	8	171	–	34	205	8	360	67	–	427
Wildfire	1	13	–	–	13	1	98	–	–	98
Tropical cyclone	1	–	40	–	40	1	121	–	–	121

Total catastrophe-related charges	17	$451	$49	$79	$579	12	$579	$67	$23	$669

Commercial Insurance		$417	$29	$76	$522		$540	$40	$23	$603
Consumer Insurance		$34	$20	$3	$57		$39	$27	$–	$66

Total severe losses	14				$309	19				$263

*     Events shown in the above table are catastrophic insured events having a net impact in excess of $10 million each. Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance.

Commercial Insurance Quarterly and Year-to-Date Ratios

The accident year combined ratio, as adjusted, improved by 4.2 points and 5.1 points for the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods in 2012.

The improvement in the accident year loss ratio, as adjusted, for the three- and nine-month periods ended September 30, 2013 reflects the realization of benefits from the continued execution of our multi-faceted strategy to enhance risk selection, pricing discipline, exposure management and claims processing. Although the execution of these strategies resulted in a reduction of Casualty net premiums written in both the Americas and EMEA regions, it also improved the accident year loss ratio, as adjusted. The accident year loss ratio, as adjusted, for Financial lines improved due to rate strengthening, restructuring and re-underwriting of certain products. Severe losses in the three-and nine-month periods ended September 30, 2013 represented approximately 4.1 points and 2.0 points, respectively, compared to 2.3 points and 1.5 points in the same periods in the prior year, respectively, and are included in the accident year loss ratio, as adjusted. Net adverse development including related premium adjustments, represented 2.1 points and 1.7 points of the loss ratio in the three- and nine-month periods ended September 30, 2013, respectively, compared to net adverse development of 2.7 points and 1.1 points in the respective prior-year periods. Adverse development on Storm Sandy added 1.2 points to the loss ratio for the nine-month period ended September 30, 2013.

The acquisition ratio increased by 0.2 points in the three- month period ended September 30, 2013 compared to the same period in the prior year primarily due to a change in business mix. The acquisition ratio decreased by 0.7 points in the nine-month period ended September 30, 2013 primarily due to a change in business mix and the timing of insurance-related assessments.

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

The general operating expense ratio increased by 0.2 points and 0.3 points, respectively, in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year. The increase in employee incentive compensation plan expense, previously discussed, was offset by decreases in bad debt expenses. The lower net premiums earned base contributed approximately 0.2 points and 0.3 points, respectively, to the general operating expense ratio. The increase in employee incentive plan expense contributed approximately 0.7 points and 0.9 points, respectively, to the increase in the general operating expense ratio. A reduction in bad debt expense in the three- and nine-month periods ended September 30, 2013 represented a decrease to the general operating ratio of approximately 0.7 points and 0.4 points, respectively, over the same periods in 2012.

Consumer Insurance Quarterly and Year-to-Date Ratios

The accident year combined ratio, as adjusted, increased by 1.4 points and 2.4 points, respectively, for the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012.

The accident year loss ratio, as adjusted, increased by 0.8 points and 0.7 points in the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods in the prior year, primarily due to higher losses associated with a warranty retail program, which increased the loss ratio by 1.0 point and 0.8 points, respectively. This was partially offset by improvements in automobile and personal property, as a result of rate and underwriting actions taken in current and prior years. Storm Sandy favorable development reduced the loss ratio by 0.5 points in the nine-month period ended September 30, 2013.

The acquisition ratio increased by 0.4 points and 1.3 points in the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods in the prior year, primarily due to the change in business mix and higher costs in growth-targeted lines of business.

The general operating expense ratio increased by 0.2 points and 0.4 points in the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods in the prior year. The general operating expense ratio increased primarily due to the increase in employee incentive compensation expense previously discussed for both periods. For the nine-month period ended September 30, 2013, the increase in employee incentive compensation expense was partially offset by lower infrastructure project costs.

Other Category

We incurred higher general operating expenses in the three-month period ended September 30, 2013 compared to the same period in the prior year due to personnel costs, partially offset by the reduced costs for infrastructure projects that are not specific to either Commercial Insurance or Consumer Insurance. This contributed approximately 0.3 points to the decrease to the AIG Property Casualty general operating expense ratio in the three-month period ended September 30, 2013 compared to the same period in the prior year. We continue to invest in a number of infrastructure projects, including the implementation of global finance and information systems, compliance with the regulatory requirements of the FRB, legal entity restructuring, and underwriting and claims improvement initiatives.

We incurred higher general operating expenses in the nine-month period ended September 30, 2013 compared to the same period in the prior year, primarily related to our implementation of a voluntary early retirement plan in Japan, which contributed approximately 0.2 points in the nine-month period ended September 30, 2013 to the AIG Property Casualty general operating expense ratio.

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

AIG Property Casualty Investing and Other Results

The following table presents AIG Property Casualty's investing and other results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Net investment income
Commercial Insurance	$618	$688	(10)%	$1,886	$2,130	(11)%
Consumer Insurance	89	109	(18)	279	340	(18)
Other	472	430	10	1,682	1,133	48

Total net investment income	1,179	1,227	(4)	3,847	3,603	7
Net realized capital gains (losses)	(12)	161	NM	73	49	49
Other income — net	(3)	2	NM	10	6	67

Investing and other results	$1,164	$1,390	(16)%	$3,930	$3,658	7%

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

Quarterly and Year-to-Date Net Investment Income

Net investment income over time is influenced by a number of factors, including the amounts and timing of cash flows, the interest rate environment and changes in overall asset allocation. Certain of our structured securities and our additional investment in PICC P&C shares acquired in the PICC P&C rights offering are accounted for under the fair value option, which may also increase the volatility of our net investment income. Net investment income decreased by $48 million, or 4 percent, in the three-month period ended September 30, 2013, compared to the same period in 2012, primarily due to the lower returns on alternative investments and mutual funds. Net investment income increased by $244 million, or 7 percent, in the nine-month period ended September 30, 2013, compared to the same period in 2012, primarily due to the strong performance in alternative investments.

Corporate debt securities continues to be our largest asset category. We continued to reduce our concentration in lower yielding tax-exempt municipal bond holdings and focus on risk-weighted opportunistic investments in higher yielding assets such as structured securities. This asset diversification has achieved similar average yields while the overall credit ratings of our fixed maturity investments were largely unchanged. We expect to continue to execute our investment strategy in 2013 to meet our liquidity, duration and credit quality objectives as well as current risk-return and tax objectives.

Net investment income from investment categories other than debt securities decreased by $44 million in the three-month period ended September 30, 2013, compared to the same period in 2012. In the three-month period ended September 30, 2013, the alternative investment and mutual fund performance decreased by approximately $40 million as a result of overall lower market performance for the period. Net investment income from investment categories other than debt securities increased by $299 million in the nine-month period ended September 30, 2013,

ITEM 2 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

compared to the same period in 2012. In the nine-month period ended September 30, 2013, approximately $240 million was attributable to the strong performance of alternative investments in the period. Additionally, net investment income for the three- and nine-month periods ended September 30, 2013 includes $35 million and $93 million, respectively, in gains related to the PICC P&C shares which was accounted for under the fair value option. Income from the life settlement portfolios also increased by approximately $13 million and $53 million, respectively, during the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012.

Quarterly Net Realized Capital Gains (Losses)

Net realized capital loss in the three- month period ended September 30, 2013 was driven by impairment charges on life settlement contracts of approximately $62 million, partially offset by gains recognized on the sale of fixed maturity and equity securities of $46 million.

Net realized capital gains for the three-month period ended September 30, 2012 were primarily driven by gains recognized on the sale of fixed maturity and equity securities in the amount of $169 million. This was partially offset by other-than-temporary impairments of $31 million, primarily attributable to publicly traded and privately held equity securities in the Japan portfolios and a decrease in recoverable values for structured securities. In addition, impairment charges of $59 million related to life settlement contracts were recorded during the period.

Year-to-Date Net Realized Capital Gains (Losses)

Net realized capital gains in the nine-month period ended September 30, 2013 were driven by gains of $205 million recognized on the sale of fixed maturity and equity securities, partially offset by impairment charges on life settlement contracts of approximately $149 million.

Net realized capital gains for the nine-month period ended September 30, 2012 were primarily driven by gains recognized on the sale of fixed maturity securities of $490 million, which were partially offset by other-than-temporary impairments of $330 million, primarily attributable to a decrease in recoverable values for structured securities, and alternative investments and equity securities in an unrealized loss position for more than 12 months. In addition, impairment charges of $174 million related to life settlement contracts were recorded during the period.

Liability for Unpaid Claims and Claims Adjustment Expense

The following discussion of the consolidated liability for unpaid claims and claims adjustment expense (loss reserves) presents loss reserves for AIG Property Casualty as well as the loss reserves pertaining to the Mortgage Guaranty reporting unit, which is reported in Other Operations.

The following table presents the components of AIG's gross loss reserves by major lines of business on a U.S. statutory basis*:

(in millions)	September 30, 2013	December 31, 2012

Other liability occurrence	$20,125	$21,533
International	16,481	17,453
Workers' compensation (net of discount)	16,876	17,319
Other liability claims made	11,033	11,443
Property	4,183	4,961
Auto liability	2,978	3,060
Products liability	2,172	2,195
Medical malpractice	1,632	1,651
Mortgage guaranty / credit	1,425	1,957
Accident and health	1,498	1,518
Commercial multiple peril	1,359	1,310
Aircraft	1,169	1,065
Fidelity/surety	563	647
Other	1,734	1,879

Total	$83,228	$87,991

*     Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

ITEM 2 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

AIG's gross loss reserves represent the accumulation of estimates of ultimate losses, including estimates for incurred but not reported (IBNR) and loss expenses, less applicable discount for future investment income. We regularly review and update the methods and assumptions used to determine loss reserve estimates and to establish the resulting reserves. Any adjustments resulting from this review are reflected in pre-tax operating income. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase prior years' estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease prior years' estimates of ultimate cost are referred to as favorable development.

The net loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance, less applicable discount for future investment income.

The following table presents the components of net loss reserves:

(in millions)	September 30, 2013	December 31, 2012

Gross loss reserves before reinsurance and discount	$86,458	$91,237
Less: discount	(3,230)	(3,246)

Gross loss reserves, net of discount, before reinsurance	83,228	87,991
Less: reinsurance recoverable	(18,450)	(19,209)

Net liability for unpaid claims and claims adjustment expense	$64,778	$68,782

The following table classifies the components of net loss reserves by business unit:

(in millions)	September 30, 2013	December 31, 2012

AIG Property Casualty:
Commercial Insurance	$53,480	$56,462
Consumer Insurance	5,314	5,592
Other	4,624	4,895

Total AIG Property Casualty	63,418	66,949

Other Operations — Mortgage Guaranty	1,360	1,833

Net liability for unpaid claims and claims adjustment expense	$64,778	$68,782

Discounting of Reserves

The following table presents the components of AIG Property Casualty's loss reserve discount included above:

(in millions)	September 30, 2013	December 31, 2012

U.S. workers' compensation:
Tabular	$801	$801
Non-tabular	2,394	2,394
Asbestos	35	51

Total	$3,230	$3,246

The following table presents the net reserve discount benefit (charge):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Change in loss reserve discount — current accident year	$71	$85	$213	$255
Change in loss reserve discount — prior year development	–	–	–	87
Accretion of reserve discount	(77)	(91)	(229)	(273)

Net reserve discount benefit (charge)	$(6)	$(6)	$(16)	$69

ITEM 2 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

Quarterly Reserving Conclusion

AIG net loss reserves represent our best estimate of our liability for net losses and loss expenses as of September 30, 2013. While we regularly review the adequacy of established loss reserves, there can be no assurance that our ultimate loss reserves will not develop adversely and materially exceed our loss reserves as of September 30, 2013. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Net liability for unpaid claims and claims adjustment expense at beginning of period	$65,592	$68,365	$68,782	$70,825
Foreign exchange effect	29	351	(880)	(261)
Other, including dispositions	–	–	(79)	–
Change due to NICO reinsurance transaction	19	22	85	55
Losses and loss expenses incurred:
Current year, undiscounted	5,539	6,079	16,330	17,982
Prior years, undiscounted*	100	167	260	278
Change in discount	6	6	16	(69)

Losses and loss expenses incurred	5,645	6,252	16,606	18,191

Losses and loss expenses paid	6,507	6,903	19,736	20,723

Net liability for unpaid claims and claims adjustment expense at end of period	$64,778	$68,087	$64,778	$68,087

*     See tables below for details of prior year development by business unit, accident year and major class of business.

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by accident year:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Prior accident year development by accident year:
Accident Year
2012	$(82)	$–	$(48)	$–
2011	(33)	64	(70)	(260)
2010	(282)	14	(292)	(61)
2009	(7)	(34)	(23)	(17)
2008	77	(4)	105	(31)
2007	93	(6)	119	12
2006	(37)	(33)	(15)	(40)
2005	21	59	61	117
2004	63	16	51	1
2003 and prior	287	91	372	557

Total	$100	$167	$260	$278

ITEM 2 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

Quarterly and Year-to-Date Net Loss Development by Accident Year

For the three- and nine-month periods ended September 30, 2013, the favorable development in accident year 2010 was primarily the result of favorable claims emergence from domestic excess casualty and from liability coverage policies that are on a claims-made basis. Also for the same periods, the adverse development from accident years 2003 and prior were primarily driven by loss development on toxic tort and construction general liability claims.

For the nine-month period ended September 30, 2012, the favorable development in accident year 2011 was driven primarily by the favorable development on natural catastrophes, primarily the Japan Earthquake, and the adverse development in accident years 2003 and prior was primarily the result of the increase in reserves on environmental business (policies written after 1987).

For certain categories of claims (e.g., construction defect claims and environmental claims) and for reinsurance recoverables, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to AIG. These reclassifications are shown as development in the respective years in the table above.

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by major class of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Prior accident year development by major class of business:
Commercial Insurance:
Excess casualty — U.S.	$(104)	$(12)	$(114)	$122
Environmental (post 1986 – ongoing) — U.S.	112	53	112	160
Healthcare — U.S.	–	23	–	68
Primary workers' compensation — U.S.	1	42	1	45
Property — U.S.	(17)	(23)	(79)	(85)
Primary casualty — U.S.:
Loss-sensitive	3	74	83	68
Other	208	66	267	142
Natural catastrophes:
U.S.	(37)	–	142	(155)
International	(24)	23	(47)	(67)
All other, net:
U.S.	(25)	43	(19)	47
International	(12)	(100)	(45)	(140)

Total all other, net	(37)	(57)	(64)	(93)

Total Commercial Insurance	105	189	301	205

Total Consumer Insurance	(30)	(2)	(125)	(53)

Other
Asbestos and environmental (1986 and prior)
U.S.	(2)	–	31	70
International	–	–	11	5

Total asbestos and environmental	(2)	–	42	75
Environmental (1987 – 2003) — U.S.	–	24	37	166
All other, net	–	–	–	(12)

Total Other	(2)	24	79	229

Total AIG Property Casualty	73	211	255	381

Other Operations — Mortgage Guaranty	27	(44)	5	(103)

Total	$100	$167	$260	$278

ITEM 2 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

Quarterly and Year-to-Date Net Loss Development

In determining the loss development from prior accident years, we analyze and evaluate the change in estimated ultimate loss for each accident year by class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, we examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable. As appropriate, we make adjustments for the difference between the actual and expected loss emergence. As part of our reserving process, we also consider notices of claims received with respect to emerging and/or evolving issues.

For the three- and nine-month periods ended September 30, 2013, the net adverse development was driven by reserve increases on claims in the Commercial Insurance operating segment that were partially offset by net favorable development in the Consumer Insurance operating segment. The net adverse development in Commercial Insurance was primarily attributable to the increase in reserves on domestic primary casualty mostly due to the increase in reserves in construction general liability lines and by adverse development in the domestic environmental business (policies written after 1987) including adverse development on toxic tort claims in that line of business and the domestic excess casualty business. The adverse development on those classes was partially offset by favorable other claims emergence in the domestic excess casualty line of business. In addition, the nine-month period ended September 30, 2013 included adverse development in Commercial Insurance, attributable to catastrophe-related domestic property exposures primarily due to the increase in reserves for Storm Sandy.

The favorable development in Consumer Insurance was due to lower than expected losses in Personal lines, including decreases in reserves for Storm Sandy, and non-catastrophe losses.

For the three- and nine-month periods ended September 30, 2012, the net adverse development was driven by reserve increases on claims in Commercial Insurance and Other, which was partially offset by net favorable development in reserves in Consumer Insurance. The net adverse development in Commercial Insurance was primarily attributable to the increase in reserves on primary casualty and domestic environmental business (policies written after 1987), partially offset by favorable development in domestic property exposures and catastrophe losses. The favorable development in Consumer Insurance was due to lower than expected losses on natural catastrophe losses in Personal lines.

AIG Property Casualty recognized additional premiums on loss-sensitive business of $3 million and $83 million for the three- and nine-month periods ended September 30, 2013, respectively, compared to returned premiums of $66 million and $52 million in the same periods in the prior year, respectively. In addition, we incurred reinstatement premiums of $2 million and $27 million for the three-and nine-month periods ended September 30, 2013, respectively, associated with the development on prior years' catastrophes.

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

As described more fully in the 2012 Annual Report, AIG's reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis performed periodically. In the nine-month period ended September 30, 2013, AIG increased its gross asbestos reserves by $33 million and its net asbestos reserves by $17 million to reflect a small amount of uncollectible reinsurance, minor changes to reserves from two accounts and accretion of discount. In the nine-month period ended September 30, 2013, AIG increased its gross environmental reserves by $61 million and its net environmental reserves by $38 million as a result of actuarial analyses performed during the year as well as development on one large account.

ITEM 2 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, AIG Property Casualty also has asbestos reserves relating to foreign risks written by non-U.S. entities of $121 million gross and $100 million net as of September 30, 2013. The asbestos reserves relating to non-U.S. risks written by non-U.S. entities were $140 million gross and $116 million net as of December 31, 2012.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Nine Months Ended September 30,	2013		2012
(in millions)	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$4,896	$427	$5,226	$537
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	–	89	–	74
Re-estimation of amounts recoverable under retroactive reinsurance contracts(a)	–	(4)	–	(20)

Change in net loss reserves due to retroactive reinsurance	–	85	–	54

Dispositions	(12)	(12)	–	–
Loss and loss expenses incurred:
Undiscounted	(5)	4	–	–
Change in discount	38	17	69	32

Losses and loss expenses incurred(b)	33	21	69	32

Losses and loss expenses paid(b)	(347)	(112)	(289)	(180)

Liability for unpaid claims and claims adjustment expense at end of period	$4,570	$409	$5,006	$443

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$309	$163	$204	$119
Dispositions	(1)	(1)	–	–
Losses and loss expenses incurred	61	38	150	75

Losses and loss expenses paid	(69)	(43)	(31)	(21)

Liability for unpaid claims and claims adjustment expense at end of period	$300	$157	$323	$173

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,205	$590	$5,430	$656
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	–	89	–	74
Re-estimation of amount recoverable under retroactive reinsurance contracts	–	(4)	–	(20)

Change in net loss reserves due to retroactive reinsurance	–	85	–	54

Dispositions	(13)	(13)	–	–
Losses and loss expenses incurred:
Undiscounted	56	42	150	75
Change in discount	38	17	69	32

Losses and loss expenses incurred	94	59	219	107

Losses and loss expenses paid	(416)	(155)	(320)	(201)

Liability for unpaid claims and claims adjustment expense at end of period	$4,870	$566	$5,329	$616

(a)  Re-estimation of amounts recoverable under retroactive reinsurance contracts includes effect of changes in reserve estimates and changes in discount.

(b)  These amounts exclude benefit from retroactive reinsurance.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

AIG LIFE AND RETIREMENT

In 2012, we announced several key organizational structure and management changes intended to better serve our distribution partners and customers. Key aspects of the new structure are distinct product lines, shared annuity and life operations platforms and a unified all-channel distribution organization with access to all AIG Life and Retirement products. During the first quarter of 2013, we fully implemented these changes to reflect our new structure and now present our operating results in the two operating segments described below. All prior period amounts presented have been revised to reflect the new structure.

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

Institutional Markets: Products primarily include stable value wrap products, structured settlement and terminal funding annuities, high net worth products, corporate-and bank-owned life insurance and guaranteed investment contracts (GICs). These products are marketed under the American General brand through independent marketing organizations and structured settlement brokers. Institutional Markets has a disciplined and opportunistic approach to growth in these product lines.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

AIG Life and Retirement Quarterly and Year-to-Date 2013 Highlights

Net flows on investment products improved in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, primarily due to continued strong sales of variable annuities in our Retirement Income Solutions product line and increased Retail Mutual Fund sales. Net flows from our Fixed Annuities product line for the three-and nine-month periods ended September 30, 2013, while still negative, improved compared to the same periods in the prior year as a result of the recent modest rise in interest rates.

Pre-tax operating income increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year due to higher fee income from growth in variable annuity separate accounts under management and active spread management in our interest rate sensitive product lines. The 2013 periods also included a $118 million net increase in pre-tax operating income from adjustments to update certain estimated gross profit assumptions used to amortize DAC and related items in our interest-sensitive product lines. These adjustments increased pre-tax operating income in our Retail operating segment by $198 million and decreased pre-tax operating income in our Institutional operating segment by $80 million in both the three- and nine-month periods ended September 30, 2013. See AIG Life and Retirement Reserves and DAC/VOBA for additional discussion of updated estimated gross profit assumptions. The increases in pre-tax operating income compared to the same periods of the prior year also reflected additional expenses recorded in the 2012 periods related to the resolution of multi-state regulatory examinations of death claims practices and a comprehensive review of reserves for the GIC portfolio.

Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses) included loss recognition for certain of our traditional fixed-rate products, including payout annuities, which required us to record additional future policy benefit reserves in the three- and nine-month periods ended September 30, 2013 and 2012, to reflect lower future investment returns from reinvestment of investment sale proceeds. See AIG Life and Retirement Reserves and DAC/VOBA – Other Reserve Changes for additional discussion of loss recognition.

Legal settlements with financial institutions that participated in the creation, offering and sale of RMBS from which AIG and its subsidiaries realized losses during the financial crisis resulted in income of $467 million in the nine-month period ended September 30, 2013.

Net realized capital gains from investment sales to utilize capital loss carryforwards continued and increased for the nine-month period ended September 30, 2013 compared to the same period in the prior year; however, reinvestment of these sales proceeds at lower current yields has contributed to lower future investment returns, pressuring spreads in interest sensitive product lines, and resulting in loss recognition for certain traditional product lines in the three- and nine-month periods ended September 30, 2013 and 2012.

Dividends paid by AIG Life and Retirement subsidiaries to AIG Parent were $1.2 billion in the three-month period ended September 30, 2013, as we continue to pursue capital efficiency and leverage our streamlined legal structure. Dividends and loan repayments paid by AIG Life and Retirement subsidiaries to AIG Parent totaled $3.1 billion in the nine-month period ended September 30, 2013.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

AIG Life and Retirement Results

The following table presents AIG Life and Retirement results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Retail
Revenue:
Premiums	$403	$373	8%	$1,150	$1,174	(2)%
Policy fees	509	458	11	1,487	1,374	8
Net investment income	1,445	1,524	(5)	4,612	4,655	(1)
Other income	409	290	41	1,156	855	35
Operating expenses:
Policyholder benefits and claims incurred	765	697	10	2,089	2,014	4
Interest credited to policyholder account balances	503	643	(22)	1,698	1,945	(13)
Amortization of deferred acquisition costs	2	181	(99)	342	557	(39)
Other acquisition and insurance expenses	650	576	13	1,939	1,698	14

Pre-tax operating income	846	548	54	2,337	1,844	27
Legal settlements	–	–	NM	297	–	NM
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities, net of interest expense	(30)	(3)	NM	(128)	48	NM
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses)	(23)	(119)	81	(144)	(77)	(87)
Net realized capital gains (losses)	148	105	41	752	(459)	NM

Pre-tax income	$941	$531	77%	$3,114	$1,356	130%

Institutional
Revenue:
Premiums	$318	$211	51%	$840	$656	28%
Policy fees	136	122	11	396	357	11
Net investment income	1,022	1,073	(5)	3,369	3,348	1
Other income	34	29	17	99	80	24
Operating expenses:
Policyholder benefits and claims incurred	551	427	29	1,508	1,290	17
Interest credited to policyholder account balances	421	546	(23)	1,214	1,360	(11)
Amortization of deferred acquisition costs	74	21	252	124	79	57
Other acquisition and insurance expenses	166	163	2	506	486	4

Pre-tax operating income	298	278	7	1,352	1,226	10
Legal settlements	–	–	NM	170	–	NM
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses)	(248)	(485)	49	(1,338)	(1,043)	(28)
Net realized capital gains (losses)	250	565	(56)	1,232	989	25

Pre-tax income	$300	$358	(16)%	$1,416	$1,172	21%

Total AIG Life and Retirement
Revenue:
Premiums	$721	$584	23%	$1,990	$1,830	9%
Policy fees	645	580	11	1,883	1,731	9
Net investment income	2,467	2,597	(5)	7,981	8,003	–
Other income	443	319	39	1,255	935	34
Operating expenses:
Policyholder benefits and claims incurred	1,316	1,124	17	3,597	3,304	9
Interest credited to policyholder account balances	924	1,189	(22)	2,912	3,305	(12)
Amortization of deferred acquisition costs	76	202	(62)	466	636	(27)
Other acquisition and insurance expenses	816	739	10	2,445	2,184	12

Pre-tax operating income	1,144	826	38	3,689	3,070	20
Legal settlements	–	–	NM	467	–	NM
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities, net of interest expense	(30)	(3)	NM	(128)	48	NM
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses)	(271)	(604)	55	(1,482)	(1,120)	(32)
Net realized capital gains (losses)	398	670	(41)	1,984	530	274

Pre-tax income	$1,241	$889	40%	$4,530	$2,528	79%

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Prior period amounts were conformed to the current period presentation. These changes did not affect pre-tax operating income or pre-tax income. See Note 1 to the Condensed Consolidated Financial Statements for further discussion.

AIG Life and Retirement Quarterly and Year-to-Date Results

Pre-tax operating income increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, reflecting higher fee income from variable annuities driven by growth in separate account assets under management, and continued active spread management in interest rate sensitive product lines. Pre-tax operating income in the 2013 periods included a net increase of $118 million from adjustments to update gross profit assumptions used to amortize DAC and related items in our interest-sensitive product lines. Net investment income for the three-month period ended September 30, 2013 was lower than the same period in the prior year due to lower income from alternative investments and other enhancements, as well as lower yields resulting from portfolio cash flows and investment sale proceeds being reinvested at yields lower than the average yield of the existing portfolio. For the nine-month period ended September 30, 2013, net investment income was down slightly compared to the same period in the prior year, due to ML II fair value gains recognized in 2012, reinvestment at lower rates and lower calls and other enhancements, partially offset by higher income from alternative investments. The increase in pre-tax operating income for both periods compared to the same periods in the prior year also reflected additional expenses recorded in the same periods in 2012, which were related to the resolution of multi-state regulatory examinations of death claims practices in the Retail operating segment and a comprehensive review of reserves for the GIC portfolio in the Institutional operating segment.

Retail Quarterly and Year-to-Date Results

Pre-tax operating income for our Retail operating segment increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, due in part to higher fee income in the Retirement Income Solutions product line, which reflected growth in separate account assets under management driven by strong sales and positive equity market performance. Base spreads (defined as net investment income excluding alternative investments and other enhancements, less interest credited) improved for the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year as a result of active spread management in our interest-sensitive product lines. Pre-tax operating income for the Retail operating segment in the three- and nine-month periods ended September 30, 2013 included $198 million of net favorable adjustments to update estimated gross profit assumptions for annuity spreads, surrender rates and life insurance mortality. See AIG Life and Retirement Reserves and DAC/VOBA for additional discussion of estimated gross profit assumptions. The increases in Other income and in Other acquisition and insurance expenses in the three-and nine-month periods ended September 30, 2013 compared to the same periods in the prior year included additional activity in our Brokerage Services product line principally due to the acquisition of Woodbury Financial in November 2012. Pre-tax operating income for the Retail operating segment in the 2012 periods included $66 million of expenses related to the resolution of multi-state regulatory examinations of death claims practices.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Institutional Quarterly and Year-to-Date Results

Pre-tax operating income for our Institutional operating segment increased in the three-and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, due in part to higher fee income in the Group Retirement product line, which benefited from growth in separate account assets under management driven by favorable equity market performance. In addition, we continued active spread management in our interest rate sensitive product lines, which included lowering renewal crediting rates and disciplined new business pricing, particularly in our Group Retirement product line. The increases to pre-tax operating income for the Institutional operating segment compared to the same periods in the prior year were partially offset by an $80 million unfavorable adjustment in the three- and nine-month periods ended September 30, 2013 primarily due to updated estimated gross profit assumptions for annuity spreads in the Group Retirement product line. See AIG Life and Retirement Reserves and DAC/VOBA for additional discussion of estimated gross profit assumptions. The increases in pre-tax operating income for the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year also reflected $110 million of additional interest credited expense recorded in the same periods of 2012 resulting from a comprehensive review of reserves for the GIC portfolio.

AIG Life and Retirement Premiums, Deposits and Net Flows

Premiums and Deposits

Premiums increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, primarily from higher structured settlement and terminal funding annuity premiums in the Institutional Markets product line and higher immediate annuity premiums in the Fixed Annuities product line.

Premiums represent amounts received on traditional life insurance policies, group benefit policies and deposits on life-contingent payout annuities. Premiums and deposits is a non-GAAP financial measure that includes premiums as well as deposits received on universal life insurance, investment-type annuity contracts, GICs and mutual funds.

The following table presents a reconciliation of premiums and deposits to GAAP premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Premiums and deposits	$8,422	$4,785	$20,767	$15,779
Deposits	(7,543)	(4,102)	(18,304)	(13,514)
Other	(158)	(99)	(473)	(435)

Premiums	$721	$584	$1,990	$1,830

The following table presents premiums and deposits by operating segment and product line:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Retail
Life Insurance and A&H	$822	$819	–%	$2,497	$2,500	–%
Fixed Annuities	1,188	173	NM	1,919	1,222	57
Retirement Income Solutions	2,460	1,056	133	6,106	3,570	71
Retail Mutual Funds	1,633	740	121	3,682	2,108	75
Closed blocks	30	31	(3)	81	111	(27)

Total premiums and deposits	$6,133	$2,819	118%	$14,285	$9,511	50%

Institutional
Group Retirement	$1,838	$1,623	13%	$5,283	$5,205	1%
Institutional Markets	293	178	65	697	553	26
Group Benefits	158	165	(4)	502	510	(2)

Total premiums and deposits	2,289	1,966	16	6,482	6,268	3

Total Life and Retirement premiums and deposits	$8,422	$4,785	76%	$20,767	$15,779	32%

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Net Flows

Net flows are presented for our investment product lines, which include Fixed Annuities, Retirement Income Solutions, Retail Mutual Funds and Group Retirement. Annuities net flows included in Fixed Annuities, Retirement Income Solutions and Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Mutual fund net flows included in Retail Mutual Funds and Group Retirement represent deposits less withdrawals. Net flows presented below exclude activity related to closed blocks of fixed and variable annuities, which have reserves of approximately $6 billion at September 30, 2013.

The following table summarizes net flows for our investment product lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Net flows
Fixed Annuities	$(104)	$(1,149)	$(2,367)	$(2,976)
Retirement Income Solutions	1,638	274	3,501	1,197
Retail Mutual Funds	1,119	364	2,108	943
Group Retirement	(159)	52	(575)	517

Total net flows	$2,494	$(459)	$2,667	$(319)

Quarterly and Year-to-Date Net Flows

Total net flows from annuities and mutual funds for our investment product lines increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year. A discussion of the significant variances in net flows for each of these product lines, including variances in premiums and deposits which is a key component of net flows, follows.

Retail

Fixed Annuities net flows and premiums and deposits showed improvement in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, due to recent modest increases in interest rates and steepening of the yield curve, which made fixed annuity products more attractive in the marketplace compared to competing products such as bank deposits. Negative net flows for this product line in both of the nine-month periods ended September 30, 2013 and 2012 reflected the challenges of the sustained low interest rate environment, as consumers were reluctant to purchase these products at the relatively low crediting rates offered, which have been priced to maintain our targeted spreads. Fixed Annuities net flows also reflected slightly

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

higher surrender rates in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, primarily on in-force business that had reached the end of the surrender charge period.

Retirement Income Solutions premiums and deposits and net flows increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, reflecting higher variable annuity sales, which have benefitted from innovative product enhancements and expanded distribution as well as a more favorable competitive environment.

Retail Mutual Fund deposits and net flows increased in the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year, driven primarily by sales of our Focused Dividend Strategy product offerings.

Institutional

Group Retirement net flows, which include net flows from mutual funds sold in group retirement markets, decreased in the three-month period ended September 30, 2013 compared to the same period in the prior year, primarily due to higher surrenders of individual participant contracts as well as higher large group surrenders, partially offset by higher premiums and deposits. Net flows for the nine-month period ended September 30, 2013 decreased compared to the same period in the prior year, primarily due to higher individual and large group surrenders.

The following table presents reserves for selected product lines by surrender charge category at September 30, 2013 and 2012, and surrender rates for the nine-month periods ended September 30, 2013 and 2012:

	2013			2012
At September 30, (in millions)	Group Retirement Products(a)	Individual Fixed Annuities	Retirement Income Solutions	Group Retirement Products(a)	Individual Fixed Annuities	Retirement Income Solutions

No surrender charge(b)	$58,884	$29,380	$1,714	$55,906	$25,052	$1,935
0% – 2%	1,665	2,474	16,580	1,285	4,008	15,094
Greater than 2% – 4%	1,534	3,825	2,297	1,296	4,054	2,299
Greater than 4%	5,897	18,591	16,630	4,779	23,715	9,755
Non-surrenderable	330	3,037	213	711	3,062	1,340

Total reserves	$68,310	$57,307	$37,434	$63,977	$59,891	$30,423

Surrender rates	9.3%	6.5%	9.0%	8.1%	6.1%	10.3%

(a)  Excludes mutual fund assets under management of $13.8 billion and $11.3 billion at September 30, 2013 and 2012, respectively.

(b)  Group Retirement Products include reserves of approximately $6.1 billion and $6.0 billion at September 30, 2013 and 2012, respectively, that are subject to 20 percent annual withdrawal limitations.

AIG Life and Retirement Investments and Spread Management

Investments

We invest primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. In addition, we seek to enhance our returns through investments in a diversified portfolio of private equity funds, hedge funds, affordable housing partnerships, and to a lesser extent, common and preferred stocks. Although these alternative investments are subject to periodic volatility, they have historically achieved yields in excess of the fixed maturity portfolio yields.

Our fundamental investment strategy is to maintain primarily a diversified, high quality portfolio of fixed maturity securities with the intent to match established duration targets based on the characteristics of our liabilities. An extended low interest rate environment may result in a lengthening of liability maturities from initial estimates, primarily due to lower lapses. See Investments for additional discussion of our asset liability management process.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

NAIC Designations

The Securities Valuation Office (SVO) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called 'NAIC Designations.' In general, NAIC Designations of '1' highest quality, or '2' high quality, include fixed maturity securities considered investment grade, while NAIC Designations of '3' through '6' generally include fixed maturity securities referred to as below investment grade. The NAIC has adopted revised rating methodologies for certain structured securities, including non-agency RMBS and CMBS, which are intended to enable a more precise assessment of the value of such structured securities and increase the accuracy in assessing expected losses to better determine the appropriate capital requirement for such structured securities. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our fixed maturity security portfolio by NAIC Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies. See Investments — Credit Ratings herein for a full description of the composite AIG credit ratings.

The following table presents the fixed maturity security portfolio of AIG Life and Retirement categorized by NAIC Designation, at fair value:

September 30, 2013 (in millions)	NAIC Designation	Other Fixed Maturity Securities	Mortgage Backed, Asset Backed and Collateralized	Total*

Investment grade:
	1	$46,945	$36,639	$83,584
	2	61,321	1,573	62,894

	Subtotal investment grade	108,266	38,212	146,478

Below investment grade:
	3	4,007	958	4,965
	4	1,952	591	2,543
	5	418	399	817
	6	111	1,193	1,304

	Subtotal below investment grade	6,488	3,141	9,629

Total		$114,754	$41,353	$156,107

*     Excludes $483 million of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within AIG Life and Retirement that require a statutory filing.

The following table presents the fixed maturity security portfolio of AIG Life and Retirement categorized by composite AIG credit rating, at fair value:

September 30, 2013 (in millions)	Composite AIG Credit Rating	Other Fixed Maturity Securities	Mortgage Backed, Asset Backed and Collateralized	Total*

Investment grade:
	AAA/AA/A	$46,040	$23,294	$69,334
	BBB	62,201	3,097	65,298

	Subtotal investment grade	108,241	26,391	134,632

Below investment grade:
	BB	4,048	1,902	5,950
	B	1,965	1,870	3,835
	CCC and Lower	500	11,190	11,690

	Subtotal below investment grade	6,513	14,962	21,475

Total		$114,754	$41,353	$156,107

*     Excludes $483 million of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within AIG Life and Retirement that require a statutory filing.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Yield and Net Investment Income

Overall, our yields have been declining since the second half of 2012 as investment purchases have been made at yields lower than the weighted average yield of the existing portfolio. During prolonged periods of low or declining interest rates, we generally must invest new net flows and reinvest the cash flows from investment sales, interest and principal payments of our portfolio in lower yielding securities.

Opportunistic investments in structured securities, private placement corporate debt securities and commercial mortgage loans continue to be made to improve yields, increase net investment income and help to offset the impact of the lower interest rate environment.

We maintain investment portfolios for each product line which, to the extent practicable, match established duration targets based on the characteristics of our liabilities. We allocate net investment income from assets that support liabilities to the product line they support. Net investment income from investments in excess of liabilities, which include the majority of our alternative investments, is allocated to the product lines using a capital-based internal allocation model.

Net investment income for the three-month period ended September 30, 2013 decreased compared to the same period in the prior year, reflecting a $30 million decrease in base net investment income (excluding alternative investments and other enhancements) due to the reinvestment of maturing investments and asset sale proceeds in the low interest rate environment, $33 million lower income from alternative investments, $38 million lower call and tender income, and a $32 million decrease in accretion of discount for certain highly rated structured securities, which was driven by recent increases in market interest rates. These decreases were partially offset by $14 million in fair value gains on our investment in PICC Group.

Net investment income in the nine-month period ended September 30, 2013 decreased slightly compared to the same period of the prior year, primarily due to fair value gains of $246 million recognized in the same period of 2012 on our investment in ML II, which was liquidated in March 2012, when we received a distribution of $1.6 billion from the sale by the FRBNY of the securities held in ML II. Base net investment income in the nine-month period ended September 30, 2013 decreased by $130 million compared to the same period in the prior year due to reinvestment of maturing investments and asset sale proceeds in the low interest rate environment. The decrease in net investment income for the nine-month period ended September 30, 2013 compared to the same period in the prior year also reflected net fair value losses of $38 million from our investment in PICC Group and a $41 million decrease in accretion of discount for certain highly rated structured securities, which was driven by recent increases in market interest rates. These decreases were largely offset by a $440 million increase in alternative investment income, including higher private equity and hedge fund income due to favorable equity market conditions and several large redemptions from hedge funds, and an increase in call and tender income of $35 million in the nine-month period ended September 30, 2013 compared to the same period in the prior year.

Spread Management

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

Disciplined pricing on new business resulted in lower new fixed annuity deposits in the first six months of 2013 relative to the same period in the prior year, due to the relatively low crediting rates offered; however, deposits improved in the three-month period ended September 30, 2013 compared to the same period in the prior year due to the recent modest increase in market interest rates. In the current interest rate environment, we continue to pursue new sales of life and annuity products at targeted net investment spreads. We have a dynamic product management process designed to ensure that new business product offerings appropriately reflect the current interest rate environment. To the extent that we cannot achieve targeted net investment spreads on new business, products are

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

re-priced or no longer sold. Additionally, current products with higher minimum rate guarantees have been re-filed with lower rates as permitted under state insurance product regulations.

•
New sales of fixed annuity products generally have minimum interest rate guarantees of 1 percent.

•
Universal life insurance interest rate guarantees are generally 2 to 3 percent on new non-indexed products and zero to 2 percent on new indexed products, and are designed to be sufficient to meet targeted net investment spreads. We are in the process of lowering the minimum guaranteed interest rates on new products, and expect this process to be substantially completed in 2014.

Active management of renewal crediting rates is done under contractual provisions in our annuity and universal life products that were designed to allow crediting rates to be reset at pre-established intervals subject to minimum crediting rate guarantees. We have adjusted, and will continue to adjust, crediting rates to maintain targeted net investment spreads on both new business and in-force business where crediting rates are above minimum guarantees. In addition to annuity and universal life products, certain traditional long-duration products for which we do not have the ability to adjust interest rates, such as payout annuities, are exposed to reduced earnings and potential loss recognition reserve increases in a prolonged low interest rate environment. See AIG Life and Retirement Reserves and DAC/VOBA — Other Reserve Changes for additional discussion of loss recognition.

The three- and nine-month periods ended September 30, 2012 included $110 million of additional interest credited expense resulting from a comprehensive review of reserves for the GIC portfolio.

As indicated in the table below, approximately 75 percent of our annuity and universal life account values were at their minimum crediting rates as of September 30, 2013, an increase from 61 percent at December 31, 2012. These products have minimum guaranteed interest rates as of September 30, 2013 ranging from 1 percent to 5.5 percent, with the higher rates representing guarantees on older products.

The following table presents our universal life and fixed annuity account values by contractual minimum guaranteed interest rate and current crediting rates:

September 30, 2013	Current Crediting Rates
Contractual Minimum Guaranteed Interest Rate (in millions)	At Contractual Minimum Guarantee	1-50 Basis Points Above Minimum Guarantee	More than 50 Basis Points Above Minimum Guarantee	Total

Universal life insurance
1%	$44	$–	$11	$55
> 1% – 2%	27	57	220	304
> 2% – 3%	448	261	1,288	1,997
> 3% – 4%	2,097	323	1,385	3,805
> 4% – 5%	4,241	189	–	4,430
> 5% – 5.5%	316	–	–	316

Subtotal	$7,173	$830	$2,904	$10,907

Fixed annuities*
1%	$3,576	$4,212	$6,284	$14,072
> 1% – 2%	13,488	3,070	5,593	22,151
> 2% – 3%	32,818	250	3,462	36,530
> 3% – 4%	13,842	100	74	14,016
> 4% – 5%	8,148	–	5	8,153
> 5% – 5.5%	236	–	5	241

Subtotal	$72,108	$7,632	$15,423	$95,163

Total	$79,281	$8,462	$18,327	$106,070

Percentage of total	75%	8%	17%	100%

*     Fixed annuities include fixed options within variable annuities sold in Group Retirement markets.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Quarterly and Year-to-Date Net Realized Capital Gains (Losses)

Net realized capital gains were $398 million in the three-month period ended September 30, 2013 compared to $670 million in the same period in the prior year, due to lower gains from investment sales activity in connection with utilizing capital loss carryforwards, partially offset by fair value gains on embedded derivatives, net of hedges, which had net gains of $19 million compared to net losses of $279 million in the same period of the prior year. The embedded derivative gains, net of hedges, were primarily related to variable annuities with guarantee features, and the change in fair value gains in both the three- and nine-month periods ended September 30, 2013 compared to the same periods in the prior year was primarily due to increases in long-term interest rates.

Net realized capital gains were $2.0 billion for the nine-month period ended September 30, 2013 compared to $530 million in the same period in the prior year. The improvement compared to the same period in the prior year was due to higher gains from sales activity in connection with utilizing capital loss carryforwards, lower other-than-temporary impairments, and fair value gains on embedded derivatives, net of hedges, which had net gains of $150 million in the nine-month period ended September 30, 2013 compared to net losses of $751 million in the same period of the prior year.

Changes in Fair Value of Fixed Maturity Securities Designated to Hedge Living Benefits Liabilities

Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities, which are excluded from Pre-tax operating income, reflect AIG Life and Retirement's dynamic hedging program designed to manage economic risk exposure associated with changes in equity markets, interest rates and volatilities related to embedded derivative liabilities contained in guaranteed benefit features of variable annuities. We substantially hedge our exposure to equity markets. Due to regulatory capital considerations, however, a portion of our interest rate exposure is unhedged. In the first quarter of 2012, we began purchasing U.S. Treasury bonds as a capital-efficient strategy to reduce our interest rate risk exposure over time. As a result of subsequent increases in interest rates on U.S. Treasury bonds, the fair value of the U.S. Treasury bonds used for hedging, net of financing costs, decreased by $30 million and $128 million in the three-month and nine-month periods ended September 30, 2013, respectively, compared to a decrease of $3 million and an increase of $48 million, respectively, in the same periods of the prior year.

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

AIG Life and Retirement Reserves and DAC/VOBA

The following table presents AIG Life and Retirement insurance reserves and mutual fund assets under management:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Retail
Balance at beginning of period, gross	$128,027	$122,266	$123,699	$120,396
Premiums and deposits	6,133	2,819	14,285	9,511
Surrenders and withdrawals	(2,248)	(2,116)	(7,316)	(6,732)
Death, and other contract benefits	(853)	(875)	(2,627)	(2,714)

Subtotal	3,032	(172)	4,342	65
Change in fair value of underlying assets and reserve accretion, net of policy fees	1,355	1,316	2,998	2,358
Cost of funds	546	604	1,678	1,825
Other reserve changes	(301)	(269)	(58)	(899)

Balance at end of period	132,659	123,745	132,659	123,745
Reserves related to unrealized appreciation of investments	9	442	9	442
Reinsurance ceded	(1,493)	(1,497)	(1,493)	(1,497)

Total insurance reserves and retail mutual funds assets under management	$131,175	$122,690	$131,175	$122,690

Institutional
Balance at beginning of period, gross	$113,857	$106,543	$110,494	$103,315
Premiums and deposits	2,289	1,966	6,482	6,268
Surrenders and withdrawals	(2,980)	(1,516)	(8,078)	(5,439)
Death, and other contract benefits	(525)	(481)	(1,498)	(1,464)

Subtotal	(1,216)	(31)	(3,094)	(635)
Change in fair value of underlying assets and reserve accretion, net of policy fees	2,903	2,125	6,518	4,899
Cost of funds	396	545	1,174	1,358
Other reserve changes	159	364	1,007	609

Balance at end of period	116,099	109,546	116,099	109,546
Reserves related to unrealized appreciation of investments	–	2,364	–	2,364
Reinsurance ceded	(211)	(236)	(211)	(236)

Total insurance reserves and group mutual fund assets under management	$115,888	$111,674	$115,888	$111,674

Total AIG Life and Retirement:
Balance at beginning of period, gross	$241,884	$228,809	$234,193	$223,711
Premiums and deposits	8,422	4,785	20,767	15,779
Surrenders and withdrawals	(5,228)	(3,632)	(15,394)	(12,171)
Death, and other contract benefits	(1,378)	(1,356)	(4,125)	(4,178)

Subtotal	1,816	(203)	1,248	(570)
Change in fair value of underlying assets and reserve accretion, net of policy fees	4,258	3,441	9,516	7,257
Cost of funds	942	1,149	2,852	3,183
Other reserve changes	(142)	95	949	(290)

Balance at end of period	248,758	233,291	248,758	233,291
Reserves related to unrealized appreciation of investments	9	2,806	9	2,806
Reinsurance ceded	(1,704)	(1,733)	(1,704)	(1,733)

Total insurance reserves and mutual fund assets under management	$247,063	$234,364	$247,063	$234,364

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Other Reserve Changes

Other reserve changes in the table above include loss recognition on certain long-term payout annuity contracts. In connection with our program to utilize capital loss carryforwards, we sold investment securities in the three- and nine-month periods ended September 30, 2013 and September 30, 2012. These and other investment sales with subsequent reinvestment at lower yields triggered recording of loss recognition reserves of $244 million in the three-month period ended September 30, 2013, and $598 million in the same period in 2012, on certain long-term payout annuity contracts. For the nine-month periods ended September 30, 2013 and 2012, loss recognition totaled $1.5 billion and $1.1 billion, respectively. Additional sales of such investment securities are contemplated in the remainder of 2013, which could result in additional loss recognition. Assumptions related to investment yields, mortality experience and expenses are reviewed periodically and updated as appropriate, which could also result in additional loss recognition reserves.

Loss recognition is excluded from Pre-tax operating income and reported within Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses) in the AIG Life and Retirement Results table herein.

DAC/VOBA and Reserves Related to Unrealized Appreciation of Investments

The change in DAC/VOBA and reserves related to unrealized appreciation of investments increased in the three- and nine-month periods ended September 30, 2013 compared to the change in the same periods of the prior year, as a result of the decrease in unrealized appreciation of investments driven by recent increases in market interest rates.

DAC/VOBA Rollforward

The following table summarizes the major components of the changes in AIG Life and Retirement DAC/VOBA:

Nine Months Ended September 30, (in millions)	2013	2012

Balance, beginning of year	$5,672	$6,502

Acquisition costs deferred	665	548
Amortization expense	(489)	(746)
Change related to unrealized depreciation (appreciation) of investments	661	(616)

Balance, end of period*	$6,509	$5,688

*     DAC/VOBA balance excluding the amount related to unrealized depreciation (appreciation) of investments was $7.7 billion and $7.6 billion at September 30, 2013 and 2012, respectively.

Estimated Gross Profits for Interest-Sensitive Products

Policy acquisition costs and policy issuance costs related to universal life and investment-type products (collectively, interest-sensitive products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits include net investment income and spreads, net realized investment gains and losses, fees, surrender charges, expenses, and mortality and morbidity gains and losses. If the assumptions used for estimated gross profits change significantly, DAC and related reserves are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products.

In the three-month period ended September 30, 2013, we completed our comprehensive annual review and update of estimated gross profit assumptions used to amortize DAC and related items for our interest-sensitive products. The result of this review was a $118 million net increase in pre-tax operating income for the three- and nine-month periods ended September 30, 2013, which included a $198 million net increase in our Retail operating segment and an $80 million decrease in our Institutional operating segment. The net increase in Retail pre-tax operating income was primarily due to a favorable adjustment in our Fixed Annuities product line from updated spread assumptions due to active management of crediting rates and higher future investment yields than those previously assumed. In the Life Insurance and A&H, Retirement Income Solutions and Group Retirement product lines, the update of

ITEM 2 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

assumptions for variable annuity spreads, surrender rates, and life insurance mortality had an unfavorable impact on pre-tax operating income. The life insurance mortality assumptions, while unfavorable compared to the previous assumption set, are still within pricing expectations.

The $118 million increase in pre-tax operating income to reflect updated assumptions was comprised of a $98 million net decrease in DAC amortization expense, a $61 million decrease in SIA amortization expense within Interest credited to policyholder account balances, and a $28 million decrease in unearned revenue amortization within Policy fees, partially offset by a $69 million increase in Future policy benefits for life and health insurance contracts. The net adjustment to DAC amortization represented less than 2 percent of the DAC/VOBA balance excluding the amount related to unrealized depreciation (appreciation) of investments as of September 30, 2013.

The effect of short-term fluctuations in the equity markets on the estimated gross profits of products with guaranteed benefit features is mitigated in part through the use of a "reversion to the mean" methodology, which allows us to maintain our long-term assumptions, while also giving consideration to the effect of short-term deviations from these assumptions occurring in the current period. If favorable equity market performance continues for the remainder of 2013, an update of estimated gross profit assumptions used to amortize DAC and related items for certain of our Group Retirement products could result in a favorable adjustment to pre-tax operating income.

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

ITEM 2 / RESULTS OF OPERATIONS / OTHER OPERATIONS

Corporate & Other consists primarily of interest expense, consolidation and eliminations, expenses of corporate staff not attributable to specific reportable segments, certain expenses related to internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate level net realized capital gains and losses, certain litigation-related charges and credits, the results of AIG's real estate investment operations and net loss and gain on sale of divested businesses and properties that did not meet the criteria for discontinued operations accounting treatment.

Other Operations Results

The following table presents AIG's Other operations results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Mortgage Guaranty	$43	$3	NM %	$157	$54	191%
Global Capital Markets	29	190	(85)	431	257	68
Direct Investment book	110	428	(74)	1,030	706	46
Retained interests:
Change in fair value of AIA securities, including realized gain in 2012	–	527	NM	–	1,829	NM
Change in fair value of ML III	–	330	NM	–	2,888	NM
Corporate & Other:
Other interest expense	(334)	(416)	20	(1,084)	(1,189)	9
Corporate expenses, net	(282)	(166)	(70)	(796)	(563)	(41)
Real estate and other non-core businesses	(107)	(40)	(168)	(234)	(117)	(100)

Total Corporate & Other operating loss	(723)	(622)	(16)	(2,114)	(1,869)	(13)
Consolidation and eliminations	1	(2)	NM	3	(1)	NM

Total Other operations pre-tax operating income (loss)	(540)	854	NM	(493)	3,864	NM
Legal reserves	(400)	(10)	NM	(425)	(744)	43
Legal settlements*	–	–	NM	48	–	NM
Loss on extinguishment of debt	(81)	–	NM	(459)	(9)	NM
Net realized capital gains (losses)	(104)	47	NM	107	403	(73)
Net gain (loss) on sale of divested businesses	–	–	NM	(47)	(3)	NM

Total Other Operations pre-tax income (loss)	$(1,125)	$891	NM %	$(1,269)	$3,511	NM %

*     Reflects income in the first nine months of 2013 from settlements with financial institutions that participated in the creation, offering and sale of RMBS from which AIG and its subsidiaries realized losses during the financial crisis.

ITEM 2 / RESULTS OF OPERATIONS / OTHER OPERATIONS

Mortgage Guaranty

The following table presents Mortgage Guaranty results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(dollars in millions)	2013	2012		2013	2012

Underwriting results:
Net premiums written	$272	$219	24%	$793	$622	27%
Increase in unearned premiums	(68)	(42)	(62)	(187)	(97)	(93)

Net premiums earned	204	177	15	606	525	15
Claims and claims adjustment expenses incurred	136	163	(17)	386	434	(11)
Underwriting expenses	57	49	16	162	146	11

Underwriting income (loss)	11	(35)	NM	58	(55)	NM
Net investment income	32	38	(16)	99	109	(9)

Pre-tax operating income	43	3	NM	157	54	191
Net realized capital gains	–	3	NM	5	8	(38)

Pre-tax income	$43	$6	NM %	$162	$62	161%

Key metrics:
New insurance written	$14,437	$10,741	34%	$39,074	$25,880	51%
Domestic first-lien:
Risk in force				$34,674	$27,781
60+ day delinquency ratio on primary loans(a)				6.4%	9.6%
Domestic second-lien:
Risk in force(b)				$1,063	$1,311

(a)  Based on number of policies.

(b)  Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

ITEM 2 / RESULTS OF OPERATIONS / OTHER OPERATIONS

Mortgage Guaranty Quarterly Results

Pre-tax operating income in the three-month period ended September 30, 2013 increased compared to the same period in 2012. Net premiums earned increased, reflecting a $37 million increase in first-lien net premiums earned due to growth of the book of business, partially offset by premium declines in the second-lien, and international businesses, both of which were placed in run-off during 2008. Additionally, the decline in claims and claims adjustment expenses incurred reflected a $50 million decrease in first-lien claims and claims adjustment expenses partially offset by a $23 million increase in second-lien claims and claims adjustment expenses. The decline in first-lien claims and claims adjustment expenses is the result of an 18 percent decline in newly reported delinquencies and improving cure rates, partially offset by unfavorable prior year reserve development during the third quarter of 2013 compared to favorable development in the same period of 2012. The increase in second-lien claims and claims adjustment expenses reflected lower favorable development and an increase in the overturn of previously denied claims in the third quarter of 2013 compared to the same period of 2012. These increases to pre-tax operating income were partially offset by an increase in underwriting expenses due to the increased expenses related to higher volumes of new business.

New insurance written, which represents the original principal balance of the insured mortgages, increased due to the market acceptance of UGC's risk-based pricing model by an increasing number of lenders as well as the addition and expansion of distribution channels. See Outlook — Other Operations — Mortgage Guaranty for further discussion.

Mortgage Guaranty Year-to-Date Results

Pre-tax operating income in the nine-month period ended September 30, 2013 increased compared to the same period in 2012. Net premiums earned increased, due primarily to a $100 million increase in first-lien net premiums earned, partially offset by declines in second-lien, student loan and international businesses, all of which were placed

ITEM 2 / RESULTS OF OPERATIONS / OTHER OPERATIONS

into run-off during 2008. Additionally, the decline in claims and claims adjustment expenses reflected decreases in first-lien, student loan and international claims and claims adjustment expenses of $35 million, $17 million and $10 million, respectively, which were partially offset by a $14 million increase in second-lien claims and claims adjustment expense. The decline in first-lien claims and claims adjustment expenses incurred was primarily the result of reduced newly reported delinquencies and increasing cure rates. The decline in student loan claims and claims adjustment expenses incurred reflect recoveries on prior paid losses. The decline in international claims and claims adjustment expenses incurred reflect improved loss experience during the year and the de-risking of the international business through commutations. Second-lien claims and claims adjustment expenses incurred increased primarily reflecting increased overturns of previously denied claims.

New insurance written increased during the nine-month period ended September 30, 2013 compared to the same period in 2012 due to the market acceptance of UGC's risk-based pricing model discussed above.

Global Capital Markets Operations

Global Capital Markets Quarterly Results

GCM pre-tax income and pre-tax operating income decreased in the three-month period ended September 30, 2013 compared to the same period in 2012 primarily due to a decline in unrealized market valuation gains related to the super senior credit default swap (CDS) portfolio.

Unrealized market valuation gains of $54 million and $204 million were recognized in the three-month periods ended September 30, 2013 and 2012, respectively. The decline resulted primarily from CDS transactions written on multi-sector collateralized debt obligations (CDOs) driven by price movements and amortization within the CDS portfolio.

Global Capital Markets Year-to-Date Results

GCM's pre-tax income and pre-tax operating income increased in the nine-month period ended September 30, 2013 compared to the same period in 2012 primarily due to an improvement in net credit valuation adjustments on derivative assets and liabilities, partially offset by a decline in unrealized market valuation gains related to the CDS portfolio.

Net credit valuation adjustment gains of $153 million were recognized in the nine-month period ended September 30, 2013 compared to net credit valuation losses of $76 million for the same period in 2012. The improvement resulted primarily from lower losses on derivative liabilities due to less significant tightening of AIG's credit spreads in the nine-month period ended September 30, 2013 compared to the same period in 2012 and higher gains on derivative assets due to more significant tightening of counterparty credit spreads in the nine-month period ended September 30, 2013 compared to the same period in 2012.

Unrealized market valuation gains of $356 million and $401 million were recognized in the nine-month periods ended September 30, 2013 and 2012, respectively. The decline resulted primarily from CDS transactions written on multi-sector CDOs driven by amortization, terminations and maturities within the CDS portfolio.

Direct Investment Book Results

The following table presents Direct Investment book results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2013	2012		2013	2012

Pre-tax operating income	$110	$428	(74)%	$1,030	$706	46%

Legal settlements	–	–	NM	27	–	NM
Loss on extinguishment of debt	–	–	NM	(4)	–	NM
Net realized capital gains (losses)	(58)	(22)	(164)	31	433	(93)

Pre-tax income	$52	$406	(87)%	$1,084	$1,139	(5)%

ITEM 2 / RESULTS OF OPERATIONS / OTHER OPERATIONS

Direct Investment Book Quarterly Results

DIB pre-tax income and pre-tax operating income decreased in the three-month period ended September 30, 2013 compared to the same period in 2012 primarily due to a decline in net credit valuation adjustments on assets and liabilities for which the fair value option was elected, partially offset by fair value appreciation of $84 million on asset-backed security (ABS) CDOs that were acquired in the fourth quarter of 2012.

Net credit valuation adjustment gains of $39 million and $323 million were recognized for the three-month periods ended September 30, 2013 and 2012, respectively. The decrease resulted primarily from a decline in the portfolio size due to sales and maturities as well as lower gains on assets due to less significant tightening of counterparty credit spreads, partially offset by lower losses on liabilities due to less significant tightening of AIG's credit spreads in the three-month period ended September 30, 2013 compared to the same period in 2012.

Direct Investment Book Year-to-Date Results

DIB pre-tax income decreased in the nine-month period ended September 30, 2013 compared to the same period in 2012 primarily due to a one time realized capital gain recorded in 2012 on the sale of common units of The Blackstone Group L.P., partially offset by improvements in pre-tax operating income and unrealized gains on interest rate swap hedge positions in 2013. DIB pre-tax operating income increased in the nine-month period ended September 30, 2013 compared to the same period in 2012 primarily due to fair value appreciation on ABS CDOs that were acquired in the fourth quarter of 2012, partially offset by a decline in net credit valuation adjustments on assets and liabilities for which the fair value option was elected and a decline in gains realized upon unwinding certain positions.

Fair value appreciation on ABS CDOs was $670 million for the nine-month period ended September 30, 2013 driven primarily by improved collateral pricing due to improvements in home price indices and amortization of the underlying collateral.

Net credit valuation adjustment gains of $332 million and $453 million were recognized for the nine-month periods ended September 30, 2013 and 2012, respectively. The decrease resulted primarily from a decline in the portfolio size due to sales and maturities as well as lower gains on assets due to less significant tightening of counterparty credit spreads, partially offset by lower losses on liabilities due to less significant tightening of AIG's credit spreads in the nine-month period ended September 30, 2013 compared to the same period in 2012.

The change in Net realized capital gains for the nine-month period ended September 30, 2013 compared to the same period in 2012 was driven by a $426 million gain on the sale of 35.7 million common units of The Blackstone Group L.P. in the first quarter of 2012, partially offset by unrealized gains on interest rate swap hedge positions in 2013 as a result of interest rate increases.

The following table presents credit valuation adjustment gains (losses) for the DIB (excluding intercompany transactions):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Counterparty Credit Valuation Adjustment on Assets:
Bond trading securities	$60	$446	$359	$1,048
Loans and other assets	1	3	10	26

Increase in assets	61	449	369	1,074

AIG's Own Credit Valuation Adjustment on Liabilities:
Notes and bonds payable	(24)	(101)	(64)	(500)
Guaranteed Investment Agreements	4	(17)	32	(90)
Other liabilities	(2)	(8)	(5)	(31)

Increase in liabilities	(22)	(126)	(37)	(621)

Net increase to pre-tax operating income	$39	$323	$332	$453

ITEM 2 / RESULTS OF OPERATIONS / OTHER OPERATIONS

Retained Interests

Change in Fair Value of AIA Securities Prior to Their Sale

On March 7, 2012, AIG sold approximately 1.72 billion ordinary shares of AIA and recognized a gain of $0.6 billion. On September 11, 2012, AIG sold approximately 600 million ordinary shares of AIA for a loss of $19 million. The fair value of AIG's then remaining interest in AIA securities increased $527 million and $1.8 billion for the three- and nine-month periods ended September 30, 2012, respectively.

Change in Fair Value of ML III Prior to Liquidation

The gains attributable to AIG's interest in ML III for the nine months ended September 30, 2012 were based in part on the completion of the final auction of ML III assets by the FRBNY, in the third quarter of 2012.

Corporate & Other

Quarterly and Year-to-Date Corporate & Other Results

Corporate & Other reported an increase in operating losses in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012 primarily due to higher incentive compensation costs due to performance relative to incentive targets in 2013. In addition, Corporate expenses in the three- and nine-month periods ended September 30, 2012 included reductions in expenses of $117 million and $184 million, respectively, from the decrease in the estimate of the liability for the Department of the Treasury's underwriting fees in connection with the sales of AIG Common Stock.

Legal Reserves

Legal reserves relate to increased estimated litigation liability based on developments in several actions.

Loss on Extinguishment of Debt

The increase in loss on extinguishment of debt in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012 resulted from redemptions and repurchases of, and cash tender offers for, certain debt securities in 2013.

Net Loss on Sale of Divested Businesses

On May 15, 2013, we entered into an arrangement to sell certain non-core insurance subsidiaries, which we expect, subject to customary closing conditions, will close before the end of the year. We recognized a pre-tax loss in connection with this sale of approximately $47 million during the nine-month period ended September 30, 2013.

ITEM 2 / RESULTS OF OPERATIONS / DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS

Income (loss) from Discontinued Operations is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

ILFC	$581	$37	$1,815	$237
Net gain (loss) on sale	(609)	–	(1,636)	12

Income from discontinued operations	(28)	37	179	249
Income tax expense (benefit)	14	–	95	(31)

Income from discontinued operations, net of tax	$(42)	$37	$84	$280

Significant items affecting the comparison of results from discontinued operations in the three- and nine-month periods ended September 30, 2013 included pre-tax income of $581 million and $1.8 billion, respectively, largely offset by a pre-tax loss on the sale of ILFC of $582 million and $1.8 billion for the three- and nine-month periods ended September 30, 2013, respectively, both reflecting the absence of depreciation and amortization expense because ILFC is classified as held for sale, and a pre-tax loss of $27 million and pre-tax gain of $118 million for the three- and nine-month periods ended September 30, 2013, respectively, in connection with the sale of American Life Insurance Company (ALICO) primarily attributable to the refund of taxes, interest and penalties, together with other matters.

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

Capital refers to the long-term financial resources available to support the operation of our businesses, fund business growth, and cover financial and operational needs that arise from adverse circumstances. Our primary source of ongoing capital generation is the profitability of our insurance subsidiaries. We and our insurance subsidiaries must comply with numerous constraints on our minimum capital positions. These constraints drive the requirements for capital adequacy for both AIG and the individual businesses and are based on internally-defined risk tolerances, regulatory requirements, rating agency and creditor expectations and business needs. Actual capital levels are monitored on a regular basis, and using ERM's stress testing methodology, we evaluate the capital impact of potential macroeconomic, financial and insurance stresses in relation to the relevant capital constraints of both AIG and our insurance subsidiaries.

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

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights During the Nine Months Ended
September 30, 2013

Sources

•
AIG Parent Funding from Subsidiaries

During the first nine months of 2013, we collected $1.5 billion in cash dividends from AIG Property Casualty subsidiaries and approximately $3.1 billion in cash dividends and loan repayments from AIG Life and Retirement subsidiaries.

•
Legal Settlement

On August 26, 2013, we agreed to the termination of an interest rate swap agreement with Brookfield Asset Management, Inc. and Brysons International, Ltd, in exchange for a payment to AIGFP of $905 million.

•
Debt Issuances

On August 9, 2013, we issued $1.0 billion aggregate principal amount of 3.375% senior notes due 2020.*

•
ALICO Escrow Release

On May 1, 2013, $547 million held in escrow to secure indemnifications provided to MetLife, Inc. (MetLife) under the ALICO stock purchase agreement was released to AIG.

Uses

•
Debt Reduction

During the first nine months of 2013, we repaid approximately $7.6 billion of debt as follows:

We redeemed $1.1 billion aggregate principal amount of our 7.70% Series A-5 Junior Subordinated Debentures and $750 million aggregate principal amount of our 6.45% Series A-4 Junior Subordinated Debentures, in each case, for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest.

We redeemed $500 million aggregate principal amount of our 3.650% senior notes due 2014 for a redemption price of 101.1 percent of the principal amount, plus accrued and unpaid interest.

We purchased, in cash tender offers, for an aggregate purchase price of approximately $1.3 billion, an aggregate principal amount of approximately $1.0 billion of our junior subordinated debentures, capital securities issued by three statutory trusts controlled by AIG Life Holdings, Inc. (AIGLH) and senior debentures we had assumed that were originally issued by SunAmerica Inc.

We also made other repayments of approximately $4.3 billion, which include repayments by AIG Parent of $2.6 billion.**

•
Purchase of Warrants

We paid approximately $25 million in the first quarter of 2013 to purchase warrants issued in 2008 and 2009 to the Department of the Treasury.

•
Dividend

We paid a cash dividend of $0.10 per share on AIG Common Stock in the third quarter of 2013.

•
Repurchase of Common Stock

We repurchased approximately 4 million shares of AIG Common Stock in the third quarter of 2013, for an aggregate purchase price of approximately $192 million.

*     On October 2, 2013, we also issued $1.0 billion aggregate principal amount of 4.125% senior notes due 2024.

**   Since September 30, 2013, AIG Parent has repurchased approximately $770 million of debt.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

See Liquidity and Capital Resources of AIG Parent and Subsidiaries — AIG Parent — Sources and Uses of Liquidity and Capital Resources of AIG Parent herein for further discussion.

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 30, (in millions)	2013	2012

Sources:
Net cash provided by operating activities — continuing operations	$1,924	$590
Net cash provided by operating activities — discontinued operations	2,024	2,249
Net cash provided by changes in restricted cash(a)	977	651
Net cash provided by other investing activities	5,541	18,507
Issuance of long-term debt	1,742	4,504
Net cash provided by other financing activities	–	1,783

Total sources	12,208	28,284

Uses:
Change in policyholder contract balances	(1,133)	(334)
Repayments of long-term debt	(7,381)	(6,171)
Repayment of Department of Treasury SPV Preferred Interests	–	(8,636)
Purchases of AIG Common Stock	(192)	(13,000)
Net cash used in other financing activities(b)	(2,508)	–

Total uses	(11,214)	(28,141)

Effect of exchange rate changes on cash	(79)	(9)

Increase in cash	$915	$134

(a)  Includes ALICO Escrow Release.

(b)  Includes payment of cash dividend.

The following table presents a summary of AIG's Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 30, (in millions)	2013	2012

Summary:
Net cash provided by (used in) operating activities	$3,948	$2,839
Net cash provided by (used in) investing activities	6,518	19,158
Net cash provided by (used in) financing activities	(9,472)	(21,854)
Effect of exchange rate changes on cash	(79)	(9)

Increase in cash	915	134
Cash at beginning of year	1,151	1,474
Change in cash of businesses held for sale	(8)	–

Cash at end of period	$2,058	$1,608

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $3.0 billion for the nine months ended September 30, 2013 compared to $3.1 billion in the first nine months of 2012. Cash provided by operating activities excluding interest payments was $6.9 billion for the

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

first nine months of 2013 and $5.9 billion for the first nine months of 2012. Operating cash flow activities for the first nine months of 2013 include:

•
$0.1 billion used by AIG Property Casualty compared to cash provided of $1.1 billion in the first nine months of 2012, primarily reflecting the timing of the payments related to catastrophe losses;

•
$2.1 billion provided by AIG Life and Retirement compared to cash provided of $1.4 billion in the first nine months of 2012, primarily due to higher pre-tax operating income; and

•
$2.0 billion provided by discontinued operations compared to cash provided of $2.3 billion for the first nine months of 2012.

Investing Cash Flow Activities

Net cash provided by investing activities for the nine months ended September 30, 2013 includes approximately $1.1 billion of cash collateral received in connection with the securities lending program launched during 2012 by AIG Life and Retirement.

Net cash provided by investing activities in the first nine months of 2012 includes:

•
approximately $1.0 billion of cash collateral received in connection with the securities lending program launched during 2012 by AIG Life and Retirement;

•
approximately $1.6 billion of distributions from AIG Life and Retirement subsidiaries related to the sale of the underlying assets held by ML II;

•
approximately $8.0 billion of gross proceeds from the sale of approximately 2.3 billion AIA ordinary shares; and

•
approximately $8.5 billion of payments received in connection with the dispositions of ML III assets by the FRBNY.

Financing Cash Flow Activities

Net cash used in financing activities for the first nine months of 2013 includes:

•
approximately $147 million to pay a dividend of $0.10 per share on AIG Common Stock;

•
approximately $192 million to purchase approximately 4 million shares of AIG Common Stock; and

•
approximately $7.4 billion to repay long term debt; see Debt — Debt Maturities below.

Net cash used in financing activities for the first nine months of 2012 includes:

•
$8.6 billion to pay down the Department of the Treasury's AIA SPV preferred interests; and

•
approximately $13.0 billion to purchase approximately 421 million shares of AIG Common Stock.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of September 30, 2013, AIG Parent had approximately $16.9 billion in liquidity sources. AIG Parent's liquidity sources are held in the form of cash, short-term investments and publicly traded, intermediate-term investment grade rated fixed maturity securities. Fixed maturity securities consist of U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, and corporate and municipal bonds. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and tenor. During the first nine months of 2013, upon an assessment of its immediate and longer-term funding needs, AIG Parent purchased publicly traded, intermediate-term investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity. AIG Parent liquidity sources are monitored through the use of various internal liquidity risk measures. AIG Parent's primary sources of liquidity are dividends, distributions, loans, and other payments from subsidiaries, as well as credit and contingent liquidity facilities. AIG Parent's primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

AIG Parent has unconditional capital maintenance agreements (CMAs) in place with certain AIG Property Casualty, AIG Life and Retirement and Mortgage Guaranty subsidiaries to facilitate the transfer of capital and liquidity within AIG. We expect these CMAs to continue to enhance AIG's capital management practices, and help manage the flow of capital between AIG Parent and these subsidiaries. We have entered into CMAs with certain insurance subsidiaries in 2013. See AIG Property Casualty, AIG Life and Retirement and Other Operations — Mortgage Guaranty below for additional information. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries.

We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to our creditors, debt-holders and insurance company subsidiaries. We expect to access the debt markets from time to time to meet funding requirements as needed.

The following table presents AIG Parent's liquidity sources:

(In millions)	As of September 30, 2013

Cash and short-term investments(a)(b)	$9,776
Unencumbered fixed maturity securities(c)	2,960

Total AIG Parent liquidity	12,736

Available capacity under syndicated credit facility(d)	3,627
Available capacity under contingent liquidity facility(e)	500

Total AIG Parent liquidity sources	$16,863

(a)  Cash and short-term investments include reverse repurchase agreements totaling $7.9 billion as of September 30, 2013.

(b)  $5.9 billion of cash and short-term investments are allocated toward future maturities of liabilities and contingent liquidity stress needs of DIB and GCM as of September 30, 2013.

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

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources of AIG Parent During
The Nine Months Ended September 30, 2013

Sources

•
AIG Parent Funding from Subsidiaries

During the first nine months of 2013 we collected $1.5 billion in cash dividends from AIG Property Casualty subsidiaries and approximately $3.1 billion in cash dividends and loan repayments from AIG Life and Retirement subsidiaries.

•
Debt Issuances

On August 9, 2013, we issued $1.0 billion aggregate principal amount of 3.375% senior notes due 2020.

•
ALICO Escrow Release

On May 1, 2013, $547 million held in escrow to secure indemnifications provided to MetLife under the ALICO stock purchase agreement was released to AIG.

Uses

•
Debt Reduction

During the first nine months of 2013, we:

  •
  redeemed $1.1 billion aggregate principal amount of our 7.70% Series A-5 Junior Subordinated Debentures and $750 million aggregate principal amount of our 6.45% Series A-4 Junior Subordinated Debentures, in each case for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest; and

  •
  redeemed $500 million aggregate principal amount of our 3.650% senior notes due 2014 for a redemption price of 101.1 percent of the principal amount, plus accrued and unpaid interest.

  We purchased, during the first nine months of 2013, in cash tender offers:

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

    •
    for an aggregate purchase price of approximately $211 million, approximately $19 million liquidation amount of 8 1/2% Capital Trust Pass-Through Securities, approximately $114 million liquidation amount of 7.57% Capital Securities, Series A and approximately $29 million liquidation amount of 8 1/8% Capital Securities, Series B, all of which were issued by statutory trusts controlled by AIGLH; and

    •
    for an aggregate purchase price of approximately $61 million, approximately $62 million aggregate principal amount of 5.60% Senior Debentures we had assumed that were originally issued by SunAmerica Inc.

  During the first nine months of 2013, we also repaid $2.6 billion of debt, including $883 million of MIP long-term debt, and made interest payments totaling $1.5 billion.

•
Purchase of Warrants

We paid approximately $25 million in the first quarter 2013 in the aggregate to purchase a warrant issued to the Department of the Treasury in 2008 that provided the right to purchase approximately 2.7 million shares of AIG Common Stock at $50.00 per share and a warrant issued to the Department of the Treasury in 2009 that provided the right to purchase up to 150 shares of AIG Common Stock at $0.00002 per share.

•
Dividend

We paid a cash dividend of $0.10 per share on AIG Common Stock in the third quarter of 2013.

•
Repurchase of Common Stock

We repurchased approximately 4 million shares of AIG Common Stock, for an aggregate purchase price of approximately $192 million in the third quarter of 2013.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

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

AIG Property Casualty paid cash dividends to AIG Parent of $716 million and $1.5 billion in the three- and nine-month period ended September 30, 2013, respectively.

AIG Parent could be required to provide additional funding to AIG Property Casualty subsidiaries to meet capital or liquidity needs under certain circumstances, including:

•
large catastrophes that may require AIG to provide additional support to our affected operations;

•
downgrades in AIG's credit ratings that could put pressure on the insurer financial strength ratings of AIG's subsidiaries, which could result in non-renewals or cancellations by policyholders and adversely affect the subsidiary's ability to meet its own obligations;

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

AIG Parent, AIG Property Casualty Inc. and certain AIG Property Casualty domestic insurance subsidiaries are parties to a consolidated CMA. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of these AIG Property Casualty insurance subsidiaries, measured as a group (the Fleet), at or above the specified minimum percentage of the Fleet's projected total authorized control level Risk-Based Capital (RBC). In addition, the CMA provides that if the total adjusted capital of the Fleet exceeds that same specified minimum percentage of the Fleet's total authorized control level RBC, subject to approval by their respective boards, and compliance with applicable insurance laws, the AIG Property Casualty insurance subsidiaries would declare and pay ordinary dividends to their respective equity holders up to an amount necessary to reduce the Fleet's projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage. As of September 30, 2013, the specified minimum percentage was 325 percent.

For the first nine months of 2013, cash dividends of approximately $1.0 billion were paid pursuant to the CMA and AIG Parent was not required to make any capital contributions pursuant to the CMA.

On May 17, 2013, Lexington Insurance Company (Lexington) purchased stock in the Federal Home Loan Bank (FHLB) of Boston, thereby becoming a member of the FHLB of Boston. Additionally, National Union Fire Insurance Company of Pittsburgh, Pa. (NUFI) is a member of the FHLB of Pittsburgh and Chartis Specialty Insurance Company (CSI) is a member of the FHLB of Chicago. FHLB membership provides participants with access to various services, including access to low-cost advances through pledging of certain mortgage-backed securities, government and agency securities and other qualifying assets. These advances may be used to provide an additional source of liquidity for balance sheet management or contingency funding purposes. As of September 30, 2013, there were no FHLB advances outstanding for NUFI, CSI or Lexington.

On April 29, 2013, we entered into a new $625 million Ascot Corporate Name Limited (ACNL) letter of credit facility, which replaced the prior $725 million ACNL letter of credit facility. Under the new facility, AIG Parent replaced AIG Property Casualty Inc. as a direct obligor. ACNL, as a member of the Lloyd's of London insurance syndicate (Lloyd's), is required to hold capital at Lloyd's, known as Funds at Lloyds (FAL). Under the new facility, which supports the 2013, 2014 and 2015 years of account, the entire FAL requirement of $564 million, as of April 29, 2013, was satisfied with a letter of credit issued under the facility.

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

In the first nine months of 2013, AIG Life and Retirement provided $3.1 billion of liquidity to AIG Parent, which was funded by the payment of dividends and loan repayments from AIG Life and Retirement's insurance subsidiaries.

The need to fund product surrenders, withdrawals and maturities creates a significant potential liquidity requirement for AIG Life and Retirement's insurance subsidiaries. We believe that because of the size and liquidity of our investment portfolios, AIG Life and Retirement does not face a significant liquidity risk due to normal deviations from projected claim or surrender experience. Furthermore, AIG Life and Retirement's products contain certain features that mitigate surrender risk, including surrender charges. As part of its risk management framework, AIG Life and Retirement continues to evaluate and, where appropriate, pursue strategies and programs to improve its liquidity position and facilitate AIG Life and Retirement's ability to maintain a fully invested asset portfolio. AIG Life and Retirement also has developed a robust contingent liquidity plan to address any unforeseen liquidity needs.

AIG Life and Retirement executes programs, which began in 2012, that lend securities from its investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, AIG Life and Retirement insurance subsidiaries lend securities to financial institutions and receive collateral equal to 102 percent of the fair value of the loaned securities. Reinvestment of cash collateral received is restricted to liquid investments. Additionally, the aggregate amount of securities that an AIG Life and Retirement insurance company may lend under its program at any time is limited to five percent of its general account admitted assets. AIG Life and Retirement's liability to the borrower for collateral received was $4.1 billion as of September 30, 2013. In addition, certain AIG Life and Retirement insurance subsidiaries are members of the FHLBs in their respective districts. As of September 30, 2013, AIG Life and Retirement had outstanding borrowings of $50 million from the FHLBs. Borrowings from the FHLBs are used to supplement liquidity or for other general corporate purposes.

AIG Parent is party to CMAs with certain AIG Life and Retirement insurance subsidiaries. Among other things, the CMAs provide that AIG Parent will maintain the total adjusted capital of each of these AIG Life and Retirement insurance subsidiaries at or above a specified minimum percentage of the subsidiary's projected company action level RBC. In addition, the CMAs provide that if the total adjusted capital of these AIG Life and Retirement insurance subsidiaries is in excess of that same specified minimum percentage of their respective total company action level RBC, subject to approval by their respective boards and compliance with applicable insurance laws, the subsidiaries would declare and pay ordinary dividends to their respective equity holders up to an amount necessary to reduce projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage. As of September 30, 2013, the specified minimum percentage was 385 percent, except for the CMA with AGC Life Insurance Company, where the specified minimum percentage is 250 percent.

For the nine-month period ended September 30, 2013, approximately $3.1 billion was distributed under the CMAs and AIG Parent was not required to make any capital contributions under the CMAs.

Other Operations

Mortgage Guaranty

We expect that Mortgage Guaranty subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. Mortgage Guaranty's liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade rated, fixed maturity securities. These securities could be monetized in the event liquidity levels are insufficient to meet obligations.

Mortgage Guaranty paid no dividends to AIG Parent in the first nine months of 2013.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

On July 1, 2013, AIG Parent entered into a CMA with a Mortgage Guaranty insurance subsidiary. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of this Mortgage Guaranty insurance subsidiary at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of this Mortgage Guaranty insurance subsidiary is in excess of that same specified minimum required capital, subject to board approval and compliance with applicable insurance laws, this Mortgage Guaranty insurance subsidiary would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital. As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. As of September 30, 2013, the minimum required capital is based on a risk-to-capital ratio of 21 to 1.

For the third quarter of 2013, no dividends were paid pursuant to the CMA, and AIG Parent was not required to make any capital contributions under the CMA.

Global Capital Markets

Derivative transactions between AIG and its subsidiaries and third parties are generally centralized through GCM. One of GCM's entities generally acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services for AIG entities. Commencing June 10, 2013, GCM was required to clear certain derivatives transactions through central regulated clearing organizations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). To the extent a derivatives transaction is subject to a clearing obligation, GCM is required to post collateral in amounts determined by the relevant clearing organization and GCM's clearing agreements with its futures commission merchants. To the extent a derivatives transaction is not subject to a clearing obligation, these derivative transactions are governed by bilateral master agreements, the form of which is published by the International Swaps and Derivatives Association, Inc. (ISDA). These agreements, primarily between GCM and third party financial institutions, require collateral postings. Many of GCM's transactions with AIG and its subsidiaries also include collateral posting requirements, the purpose of which are to provide collateral to GCM, which in turn is used to satisfy posting requirements with third parties, including the margin requirements of clearing organizations and futures commission merchants.

In addition, most of GCM's CDSs are subject to collateral posting provisions. The collateral posting provisions contained in the ISDA Master Agreements and related transaction documents with respect to CDSs differ among counterparties and asset classes. The amount of future collateral posting requirements for super senior CDSs is a function of our credit ratings, the rating of the relevant reference obligations and the market value of the relevant reference obligations, with the latter being the most significant factor. We estimate the amount of potential future collateral postings associated with the super senior CDSs using various methodologies. The contingent liquidity requirements associated with such potential future collateral postings are incorporated into our liquidity planning assumptions.

As of September 30, 2013 and December 31, 2012, respectively, GCM had total assets of $8.0 billion in both periods and total liabilities of $3.4 billion and $4.9 billion. GCM's assets consist primarily of cash, short-term investments, other receivables, net of allowance, and unrealized gains on swaps, options and forwards. GCM's liabilities consist primarily of trade payables and unrealized losses on swaps, options and forwards. Collateral posted by GCM to third parties was $3.3 billion and $4.2 billion at September 30, 2013 and December 31, 2012, respectively. GCM obtained collateral from third parties totaling $604 million and $846 million at September 30, 2013 and December 31, 2012, respectively. The collateral amounts reflect counterparty netting adjustments available under ISDA Master Agreements and are inclusive of collateral that exceeded the fair value of derivatives as of the reporting date.

Direct Investment Book

The DIB portfolio is being wound down and is managed with the objective of ensuring that at all times it maintains the liquidity we believe is necessary to meet all of its liabilities, as they come due, even under stress scenarios, and to maximize returns consistent with our risk management objectives. If the DIB's risk target is breached, we expect to take appropriate actions to increase the DIB's liquidity sources or reduce liquidity requirements to maintain the risk target, although no assurance can be given that this can be achieved under then-prevailing market conditions. Any additional liquidity shortfalls would need to be funded by AIG Parent.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

The DIB's assets consist primarily of cash, short-term investments, fixed maturity securities issued by corporations, U.S. government and government sponsored entities and mortgage and asset backed securities. The DIB's liabilities consist primarily of notes and other borrowings supported by assets as well as other short-term financing obligations. As of September 30, 2013 and December 31, 2012, respectively, the DIB had total assets of $23.7 billion and $28.5 billion and total liabilities of $20.8 billion and $23.8 billion.

The overall hedging activity for the assets and liabilities of the DIB is executed by GCM. The value of hedges related to the non-derivative assets and liabilities of AIGFP in the DIB is included within the assets and liabilities and operating results of GCM and is not included within the DIB operating results, assets or liabilities.

Collateral posted by operations included in the DIB to third parties was $4.3 billion at both September 30, 2013 and December 31, 2012. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

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

The Four-Year Facility provides for $4.0 billion of unsecured revolving loans, which includes a $2.0 billion letter of credit sublimit. As of September 30, 2013, a total of approximately $3.6 billion remains available under the Four-Year Facility, of which approximately $1.6 billion remains available for letters of credit. During the third quarter of 2013, we reduced our utilization of letters of credit under the Four-Year Facility. Our ability to borrow under the Four-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Four-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Four-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Four-Year Facility would restrict our access to the Four-Year Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Four-Year Facility from time to time, and may use the proceeds for general corporate purposes.

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

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
September 30, 2013 (in millions)	Total Payments	Remainder of 2013	2014 – 2015	2016 – 2017	2018	Thereafter

Insurance operations
Loss reserves	$86,458	$22,344	$24,743	$12,774	$4,152	$22,445
Insurance and investment contract liabilities	229,502	4,024	27,878	26,726	12,240	158,634
Borrowings	1,651	–	51	7	3	1,590
Interest payments on borrowings	2,734	13	220	220	110	2,171
Other long-term obligations	31	6	12	8	4	1

Total	$320,376	$26,387	$52,904	$39,735	$16,509	$184,841

Other
Borrowings(a)	$60,950	$1,622	$11,192	$15,752	$9,959	$22,425
Interest payments on borrowings	37,136	903	6,477	5,134	1,787	22,835
Aircraft purchase commitments	21,808	376	4,899	7,646	4,367	4,520
Other long-term obligations	207	1	89	3	–	114

Total	$120,101	$2,902	$22,657	$28,535	$16,113	$49,894

Consolidated
Loss reserves	$86,458	$22,344	$24,743	$12,774	$4,152	$22,445
Insurance and investment contract liabilities	229,502	4,024	27,878	26,726	12,240	158,634
Borrowings(a)	62,601	1,622	11,243	15,759	9,962	24,015
Interest payments on borrowings	39,870	916	6,697	5,354	1,897	25,006
Aircraft purchase commitments	21,808	376	4,899	7,646	4,367	4,520
Other long-term obligations(b)	238	7	101	11	4	115

Total(c)	$440,477	$29,289	$75,561	$68,270	$32,622	$234,735

(a)  Includes $22.3 billion of borrowings related to ILFC which is reported as discontinued operations.

(b)  Primarily includes contracts to purchase future services and other capital expenditures.

(c)  Does not reflect unrecognized tax benefits of $4.6 billion ($4.3 billion excluding ILFC), the timing of which is uncertain.

Loss Reserves

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

We believe that AIG Life and Retirement subsidiaries have adequate financial resources to meet the payments actually required under these obligations. These subsidiaries have substantial liquidity in the form of cash and short-term investments. In addition, AIG Life and Retirement businesses maintain significant levels of investment-grade rated fixed maturity securities, including substantial holdings in government and corporate bonds, and could seek to monetize those holdings in the event operating cash flows are insufficient. We expect liquidity needs related to GIC liabilities to be funded through cash flows generated from maturities and sales of invested assets.

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

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

		Amount of Commitment Expiring
September 30, 2013 (in millions)	Total Amounts Committed	Remainder of 2013	2014- 2015	2016- 2017	2018	Thereafter

Insurance operations
Guarantees:
Standby letters of credit	$932	$134	$157	$564	$77	$–
Guarantees of indebtedness	176	–	–	–	–	176
All other guarantees(a)	8	–	–	1	–	7
Commitments:
Investment commitments(b)	2,032	1,514	359	159	–	–
Commitments to extend credit	1,197	1,025	172	–	–	–
Letters of credit	9	–	9	–	–	–
Other commercial commitments	644	–	–	–	–	644

Total(c)	$4,998	$2,673	$697	$724	$77	$827

Other
Guarantees:
Liquidity facilities(d)	$101	$–	$–	$–	$–	$101
Standby letters of credit	307	299	6	2	–	–
All other guarantees(a)	199	–	40	32	31	96
Commitments:
Investment commitments(b)	445	253	125	–	25	42
Commitments to extend credit	540	538	2	–	–	–
Letters of credit	20	5	15	–	–	–
Other commercial commitments(e)	36	34	2	–	–	–

Total(c)(f)	$1,648	$1,129	$190	$34	$56	$239

Consolidated
Guarantees:
Liquidity facilities(d)	$101	$–	$–	$–	$–	$101
Standby letters of credit	1,239	433	163	566	77	–
Guarantees of indebtedness	176	–	–	–	–	176
All other guarantees(a)	207	–	40	33	31	103
Commitments:
Investment commitments(b)	2,477	1,767	484	159	25	42
Commitments to extend credit	1,737	1,563	174	–	–	–
Letters of credit	29	5	24	–	–	–
Other commercial commitments(e)	680	34	2	–	–	644

Total(c)(f)	$6,646	$3,802	$887	$758	$133	$1,066

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

(c)  Does not include guarantees, capital maintenance agreements or other support arrangements among AIG consolidated entities.

(d)  Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(e)  Excludes commitments with respect to pension plans. The remaining pension contribution for 2013 is expected to be approximately $18 million for U.S. and non-U.S. plans

(f)   Includes $335 million attributable to ILFC, which is reported as discontinued operations.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

Arrangements with Variable Interest Entities

Although we enter into various arrangements with variable interest entities (VIEs) in the normal course of business, our involvement with VIEs is primarily as a passive investor in fixed maturity securities (rated and unrated) and equity interests issued by VIEs. We consolidate a VIE when we are the primary beneficiary of the entity. For a further discussion of our involvement with VIEs, see Note 8 to the Condensed Consolidated Financial Statements.

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

Debt

The following table provides the rollforward of AIG's total debt outstanding:

Nine Months Ended September 30, 2013 (in millions)	Balance at December 31, 2012	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance at September 30, 2013

Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$14,084	$1,025	$(1,562)	$19	$16		$13,582
Subordinated debt	250	–	–	–	–		250
Junior subordinated debt	9,416	–	(3,388)	(3)	5		6,030
Loans and mortgages payable	79	–	(2)	–	2		79
AIGLH notes and bonds payable	298	–	–	–	1		299
AIGLH junior subordinated debt(a)	1,339	–	(286)	–	1		1,054

Total AIG general borrowings	25,466	1,025	(5,238)	16	25		21,294

AIG borrowings supported by assets:(b)
MIP notes payable	9,296	–	(883)	(130)	(40)		8,243
Series AIGFP matched notes and bonds payable	3,544	–	(33)	–	(26)		3,485
GIAs, at fair value	6,501	389	(635)	–	(476	)(c)	5,779
Notes and bonds payable, at fair value	1,554	19	(573)	–	202	(c)	1,202

Total AIG borrowings supported by assets	20,895	408	(2,124)	(130)	(340)		18,709

Total debt issued or guaranteed by AIG	46,361	1,433	(7,362)	(114)	(315)		40,003

Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and mortgages payable	325	174	(154)	–	1		346

Debt of consolidated investments(d)	1,814	135	(117)	–	50		1,882

Total debt not guaranteed by AIG	2,139	309	(271)	–	51		2,228

Total debt(e)	$48,500	$1,742	$(7,633)	$(114)	$(264)		$42,231

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

(d)  At September 30, 2013, includes debt of consolidated investments primarily held through AIG Global Real Estate Investment Corp., AIG Credit Corp. and AIG Life and Retirement of $1.6 billion, $118 million and $208 million, respectively.

(e)  Excludes $22.3 billion related to ILFC as it is classified as a held for sale business at September 30, 2013.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

The decrease in total debt outstanding as of September 30, 2013, compared to December 31, 2012, was due to maturities and repayments of debt, including cash tender offers, redemptions and repurchases of certain debt securities discussed above.

Debt Maturities

The following table summarizes maturing debt at September 30, 2013 of AIG (excluding $1.9 billion of borrowings of consolidated investments) for the next four quarters:

(in millions)	Fourth Quarter 2013	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Total

AIG general borrowings	$547	$–	$–	$–	$547
AIG borrowings supported by assets	195	365	526	1,288	2,374
Other subsidiaries notes, bonds, loans and mortgages payable	1	–	–	6	7

Total	$743	$365	$526	$1,294	$2,928

AIG borrowings supported by assets consisted of debt under the DIB. At September 30, 2013, all of the debt maturities in the DIB through September 30, 2014 are supported by short-term investments and maturing investments.

ITEM 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $1.9 billion in borrowings of consolidated investments:

September 30, 2013		Remainder	Year Ending
(in millions)	Total	of 2013	2014	2015	2016	2017	2018	Thereafter

General borrowings:
Notes and bonds payable	$13,582	$469	$–	$999	$1,763	$1,460	$2,494	$6,397
Subordinated debt	250	–	–	250	–	–	–	–
Junior subordinated debt	6,030	–	–	–	–	–	–	6,030
Loans and mortgages payable	79	78	–	1	–	–	–	–
AIGLH notes and bonds payable	299	–	–	–	–	–	–	299
AIGLH junior subordinated debt(a)	1,054	–	–	–	–	–	–	1,054

AIG general borrowings	$21,294	$547	$–	$1,250	$1,763	$1,460	$2,494	$13,780

Borrowings supported by assets:
MIP notes payable	8,243	–	1,590	1,009	1,267	3,929	448	–
Series AIGFP matched notes and bonds payable	3,485	–	–	–	–	10	3,241	234
GIAs, at fair value	5,779	91	611	596	312	250	656	3,263
Notes and bonds payable, at fair value	1,202	104	28	222	226	128	161	333

AIG borrowings supported by assets	18,709	195	2,229	1,827	1,805	4,317	4,506	3,830

Other subsidiaries notes, bonds, loans and mortgages payable	346	1	8	45	3	5	3	281

Total	$40,349	$743	$2,237	$3,122	$3,571	$5,782	$7,003	$17,891

(a)  On July 11, 2013, AIGLH junior subordinated debentures with the same terms as the trust preferred securities were distributed to holders of the trust preferred securities and the trust preferred securities were cancelled.

Credit Ratings

Credit ratings estimate a company's ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of October 16, 2013. Figures in parentheses indicate the relative ranking of the ratings within the agency's rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

In the event of adverse actions on our long-term debt ratings by the major rating agencies, AIGFP would be required to post additional collateral under some derivative transactions, or could experience termination of the transactions. Such transactions could adversely affect our business, our consolidated results of operations in a reporting period or our liquidity. In the event of a further downgrade of AIG's long-term senior debt ratings, AIGFP would be required to post additional collateral, and certain additional AIGFP counterparties would be permitted to terminate their contracts early.

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

Dividends and Repurchases of AIG Common Stock

On August 1, 2013, our Board of Directors declared a cash dividend on AIG Common Stock of $0.10 per share, which was paid on September 26, 2013 to shareholders of record on September 12, 2013.

On October 31, 2013, our Board of Directors declared a cash dividend on AIG Common Stock of $0.10 per share, payable on December 19, 2013 to shareholders of record on December 5, 2013. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 11 to the Condensed Consolidated Financial Statements.

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The timing of such repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors. As of September 30, 2013, we have repurchased approximately four million shares of AIG Common Stock for an aggregate purchase price of approximately $192 million pursuant to this authorization.

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. See Note 20 to the Consolidated Financial Statements in the 2012 Annual Report for additional discussion of restrictions on payments of dividends by AIG's subsidiaries.

ITEM 2 / INVESTMENTS

Investments

Overview

Our investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the respective business models for AIG Property Casualty, AIG Life and Retirement, and AIG Parent including the DIB. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus to support the insurance products. The majority of assets backing our insurance liabilities consist of intermediate and long duration fixed maturity securities.

Investments Highlights During the Nine Months Ended September 30, 2013

•
An increase in interest rates on investment grade fixed maturity securities, particularly during the second quarter of 2013, partially offset by narrowing spreads of high yield securities, resulted in net unrealized losses in the investment portfolio. Net unrealized gains in our available-for-sale portfolio declined to approximately $13 billion as of September 30, 2013 from approximately $25 billion as of December 31, 2012.

•
We continued to make investments in structured securities and other fixed maturity securities with favorable risk versus return characteristics to improve yields and increase net investment income.

•
Net investment income benefited from higher returns on alternative investments primarily due to the performance of equity markets.

•
Blended investment yields on new AIG Life and Retirement and AIG Property Casualty investments were lower than blended rates on investments that were sold, matured or called.

•
Other-than-temporary-impairments remained at low levels, with a small portion of impairments attributable to structured securities.

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

•
AIG Parent's liquidity resources are held in the form of cash, short-term investments and publicly traded, intermediate-term investment grade rated fixed maturity securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and tenor. During the first nine months of 2013, upon an assessment of its immediate and longer-term funding needs, AIG Parent purchased publicly traded, intermediate term, investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity.

ITEM 2 / INVESTMENTS

Credit Ratings

At September 30, 2013, approximately 89 percent of fixed maturity securities were held by our domestic entities. Approximately 18 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 16 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of our foreign entities' fixed maturity securities portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available for some foreign issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At September 30, 2013, approximately 17 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 3 percent were rated below investment grade or not rated. Approximately 47 percent of the foreign entities' fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance

Composite AIG Credit Ratings

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

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

ITEM 2 / INVESTMENTS

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Trading		Total
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

Rating:
Other fixed maturity securities
AAA	$18,389	$21,433	$5,649	$6,047	$24,038	$27,480
AA	41,643	44,224	242	636	41,885	44,860
A	57,067	62,824	522	588	57,589	63,412
BBB	74,983	78,554	472	468	75,455	79,022
Below investment grade	9,307	9,775	312	265	9,619	10,040
Non-rated	129	290	–	112	129	402

Total	$201,518	$217,100	$7,197	$8,116	$208,715	$225,216

Mortgage-backed, asset-backed and collateralized
AAA	$22,422	$21,151	$3,077	$2,843	$25,499	$23,994
AA	3,605	3,162	2,452	2,889	6,057	6,051
A	6,734	5,533	642	928	7,376	6,461
BBB	3,972	3,497	696	807	4,668	4,304
Below investment grade	21,591	19,390	8,619	8,957	30,210	28,347
Non-rated	59	126	201	44	260	170

Total	$58,383	$52,859	$15,687	$16,468	$74,070	$69,327

Total
AAA	$40,811	$42,584	$8,726	$8,890	$49,537	$51,474
AA	45,248	47,386	2,694	3,525	47,942	50,911
A	63,801	68,357	1,164	1,516	64,965	69,873
BBB	78,955	82,051	1,168	1,275	80,123	83,326
Below investment grade	30,898	29,165	8,931	9,222	39,829	38,387
Non-rated	188	416	201	156	389	572

Total	$259,901	$269,959	$22,884	$24,584	$282,785	$294,543

ITEM 2 / INVESTMENTS

Investments by Segment

The following tables summarize the composition of AIG's investments by reportable segment:

	Reportable Segment
				Consolidation and Eliminations
(in millions)	AIG Property Casualty	AIG Life and Retirement	Other Operations		Total

September 30, 2013
Fixed maturity securities:
Bonds available for sale, at fair value	$99,023	$154,160	$10,693	$(3,975)	$259,901
Bond trading securities, at fair value	1,947	2,430	18,834	(327)	22,884
Equity securities:
Common and preferred stock available for sale, at fair value	3,267	98	13	–	3,378
Common and preferred stock trading, at fair value	181	523	103	–	807
Mortgage and other loans receivable, net of allowance	1,437	18,705	1,176	(1,611)	19,707
Other invested assets	13,271	12,816	3,210	(129)	29,168
Short-term investments	4,464	7,123	12,846	(1,976)	22,457

Total investments*	123,590	195,855	46,875	(8,018)	358,302
Cash	1,337	462	259	–	2,058

Total invested assets	$124,927	$196,317	$47,134	$(8,018)	$360,360

December 31, 2012
Fixed maturity securities:
Bonds available for sale, at fair value	$102,563	$163,550	$6,580	$(2,734)	$269,959
Bond trading securities, at fair value	1,597	1,856	21,362	(231)	24,584
Equity securities:
Common and preferred stock available for sale, at fair value	3,093	111	8	–	3,212
Common and preferred stock trading, at fair value	–	562	100	–	662
Mortgage and other loans receivable, net of allowance	2,839	18,755	2,015	(4,127)	19,482
Other invested assets	12,720	12,737	3,280	380	29,117
Short-term investments	7,935	7,392	14,432	(951)	28,808

Total investments*	130,747	204,963	47,777	(7,663)	375,824
Cash	649	297	205	–	1,151

Total invested assets	$131,396	$205,260	$47,982	$(7,663)	$376,975

*     At September 30, 2013 approximately 89 percent and 11 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 88 percent and 12 percent, respectively, at December 31, 2012.

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

ITEM 2 / INVESTMENTS

Fixed maturity securities held in AIG Property Casualty foreign operations are of high quality and short to intermediate duration, averaging 4.1 years.

While invested assets backing reserves are primarily invested in conventional fixed maturity securities in AIG Property Casualty domestic operations, a modest portion of surplus is allocated to alternative investments, including private equity and hedge funds. These investments have provided a combination of added diversification and attractive long-term returns over time.

AIG Life and Retirement

With respect to AIG Life and Retirement, we use asset-liability management as a tool to determine the composition of the invested assets. Our objective is to maintain an average duration in our asset and liability structure, although we may occasionally determine that it is economically advantageous to be temporarily in an unmatched position. To the extent that we have maintained a matched asset-liability structure, the economic effect of interest rate fluctuations is partially mitigated.

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

The investment of insurance cash flows and reinvestment of the proceeds from investment activity requires active management of investment yields while maintaining satisfactory investment quality and liquidity.

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

Fixed maturity securities of AIG Life and Retirement, with an average duration of 6.7 years, are comprised of taxable corporate bonds, as well as municipal and government bonds, and agency and non-agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on our composite ratings.

ITEM 2 / INVESTMENTS

Available-for-Sale Investments

The following table presents the fair value of AIG's available-for-sale securities:

(in millions)	Fair Value at September 30, 2013	Fair Value at December 31, 2012

Bonds available for sale:
U.S. government and government sponsored entities	$3,435	$3,483
Obligations of states, municipalities and political subdivisions	30,881	35,705
Non-U.S. governments	23,034	26,800
Corporate debt	144,168	151,112
Mortgage-backed, asset-backed and collateralized:
RMBS	36,476	34,392
CMBS	11,512	9,915
CDO/ABS	10,395	8,552

Total mortgage-backed, asset-backed and collateralized	58,383	52,859

Total bonds available for sale*	259,901	269,959

Equity securities available for sale:
Common stock	3,018	3,029
Preferred stock	77	78
Mutual funds	283	105

Total equity securities available for sale	3,378	3,212

Total	$263,279	$273,171

*     At September 30, 2013 and December 31, 2012, bonds available for sale held by us that were below investment grade or not rated totaled $31.1 billion and $29.6 billion, respectively.

Investments in Municipal Bonds

At September 30, 2013, the U.S. municipal bond portfolio of AIG Property Casualty was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 98 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

September 30, 2013 (in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value

State:
Texas	$227	$2,165	$1,976	$4,368
California	627	1,004	2,645	4,276
New York	27	786	3,452	4,265
Washington	594	213	684	1,491
Massachusetts	748	–	725	1,473
Illinois	149	594	691	1,434
Florida	290	9	885	1,184
Virginia	88	114	816	1,018
Georgia	470	155	369	994
Arizona	–	148	726	874
Ohio	171	114	432	717
Maryland	410	77	159	646
Wisconsin	291	48	298	637
All other states	1,411	1,092	5,001	7,504

Total(a)(b)	$5,503	$6,519	$18,859	$30,881

(a)  Excludes certain university and not- for- profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(b)  Includes $7.0 billion of pre-refunded municipal bonds.

ITEM 2 / INVESTMENTS

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

Industry Category (in millions)	Fair Value at September 30, 2013	Fair Value at December 31, 2012

Financial institutions:
Money Center /Global Bank Groups	$11,826	$12,300
Regional banks — other	636	885
Life insurance	3,783	4,180
Securities firms and other finance companies	482	636
Insurance non-life	4,810	5,429
Regional banks — North America	6,767	7,729
Other financial institutions	7,802	7,633
Utilities	23,225	24,993
Communications	10,858	11,744
Consumer noncyclical	17,247	17,307
Capital goods	9,031	9,697
Energy	11,399	11,275
Consumer cyclical	10,689	10,781
Basic	9,496	9,753
Other	16,117	16,770

Total*	$144,168	$151,112

*     At September 30, 2013 and December 31, 2012, approximately 94 percent of these investments were rated investment grade, respectively.

ITEM 2 / INVESTMENTS

Investments in RMBS

The following table presents AIG's RMBS available for sale investments by year of vintage:

(in millions)	Fair Value at September 30, 2013	Fair Value at December 31, 2012

Total RMBS
2013	$1,887	$–
2012	2,434	1,630
2011	6,389	7,545
2010	1,966	2,951
2009	239	378
2008 and prior*	23,561	21,888

Total RMBS	$36,476	$34,392

Agency
2013	$1,819	$–
2012	2,229	1,395
2011	4,495	5,498
2010	1,914	2,812
2009	178	321
2008 and prior	2,575	3,548

Total Agency	$13,210	$13,574

Alt-A
2010	41	53
2008 and prior	10,074	7,871

Total Alt-A	$10,115	$7,924

Subprime
2008 and prior	$2,337	$2,151

Total Subprime	$2,337	$2,151

Prime non-agency
2013	$20	$–
2012	205	235
2011	1,894	2,047
2010	12	86
2009	61	58
2008 and prior	8,111	7,910

Total Prime non-agency	$10,303	$10,336

Total Other housing related	$511	$407

*     Includes approximately $10.7 billion and $8.8 billion at September 30, 2013 and December 31, 2012, respectively of Purchased Credit Impaired securities that were purchased at a significant discount to amortized cost commencing in the second quarter of 2011.

ITEM 2 / INVESTMENTS

The following table presents our RMBS available for sale investments by credit rating:

(in millions)	Fair Value at September 30, 2013	Fair Value at December 31, 2012

Rating:
Total RMBS
AAA	$15,851	$16,048
AA	452	795
A	615	411
BBB	1,093	744
Below investment grade(a)	18,445	16,283
Non-rated	20	111

Total RMBS(b)	$36,476	$34,392

Agency RMBS
AAA	$13,204	$13,464
AA	6	110

Total Agency	$13,210	$13,574

Alt-A RMBS
AAA	$31	$57
AA	61	195
A	120	83
BBB	398	314
Below investment grade(a)	9,505	7,275

Total Alt-A	$10,115	$7,924

Subprime RMBS
AAA	$32	$38
AA	86	170
A	234	129
BBB	270	185
Below investment grade(a)	1,715	1,629

Total Subprime	$2,337	$2,151

Prime non-agency
AAA	$2,525	$2,487
AA	287	317
A	258	196
BBB	387	208
Below investment grade(a)	6,826	7,017
Non-rated	20	111

Total prime non-agency	$10,303	$10,336

Total Other housing related	$511	$407

(a)  Commencing in the second quarter of 2011, we began purchasing certain RMBS that had experienced deterioration in credit quality since their origination. See Note 6 to the Condensed Consolidated Financial Statements, Investments — Purchased Credit Impaired (PCI) Securities, for additional discussion.

(b)  The weighted average expected life was 6 years at both September 30, 2013 and December 31, 2012.

Our underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

ITEM 2 / INVESTMENTS

Investments in CMBS

The following table presents our CMBS available for sale investments:

(in millions)	Fair Value at September 30, 2013	Fair Value at December 31, 2012

CMBS (traditional)	$9,349	$7,880
Agency	1,624	1,486
Other	539	549

Total*	$11,512	$9,915

*     The increase in value is primarily attributable to net purchases of approximately $2.4 billion of highly rated CMBS securities, partially offset by changes in net unrealized losses.

The following table presents the fair value of our CMBS holdings by rating agency designation and by vintage year:

(in millions)	AAA	AA	A	BBB	Below Investment Grade	Non-Rated	Total

September 30, 2013
Year:
2013	$1,954	$352	$74	$26	$–	$–	$2,406
2012	1,064	57	26	36	–	14	1,197
2011	1,141	19	36	20	–	–	1,216
2010	176	473	–	–	–	–	649
2009	5	–	–	–	–	–	5
2008 and prior	1,226	847	705	1,087	2,174	–	6,039

Total	$5,566	$1,748	$841	$1,169	$2,174	$14	$11,512

December 30, 2012
Year:
2012	$1,314	$46	$24	$28	$–	$15	$1,427
2011	1,220	81	24	22	–	–	1,347
2010	265	501	41	–	–	–	807
2009	44	–	–	–	–	–	44
2008 and prior	1,433	963	719	1,178	1,997	–	6,290

Total	$4,276	$1,591	$808	$1,228	$1,997	$15	$9,915

The following table presents our CMBS available for sale investments by geographic region:

(in millions)	Fair Value at September 30, 2013	Fair Value at December 31, 2012

Geographic region:
New York	$2,285	$1,833
California	1,273	923
Texas	694	574
Florida	511	395
New Jersey	402	267
Virginia	388	319
Illinois	349	288
Georgia	243	185
Pennsylvania	238	198
Hawaii	221	217
Massachusetts	217	183
Arizona	216	127
All Other*	4,475	4,406

Total	$11,512	$9,915

*     Includes Non-U.S. locations.

ITEM 2 / INVESTMENTS

The following table presents our CMBS available for sale investments by industry:

(in millions)	Fair Value at September 30, 2013	Fair Value at December 31, 2012

Industry:
Office	$3,127	$2,696
Multi-family*	2,643	2,423
Retail	3,034	2,409
Lodging	1,394	1,215
Industrial	558	552
Other	756	620

Total	$11,512	$9,915

*     Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable during the third quarter of 2013. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

(in millions)	Fair value at September 30, 2013	Fair value at December 31, 2012

Collateral Type:
Bank loans (CLO)	$3,982	$2,579
Synthetic investment grade	–	25
Other	608	643
Subprime ABS	–	10

Total	$4,590	$3,257

The following table presents our CDO available for sale investments by credit rating:

(in millions)	Fair Value at September 30, 2013	Fair Value at December 31, 2012

Rating:
AAA	$378	$145
AA	1,201	543
A	1,881	1,303
BBB	536	524
Below investment grade	594	742

Total	$4,590	$3,257

ITEM 2 / INVESTMENTS

Commercial Mortgage Loans

At September 30, 2013, we had direct commercial mortgage loan exposure of $14.7 billion. At that date, over 99 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

September 30, 2013 (dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retails	Industrials	Hotels	Others	Total

State:
California	143	$32	$806	$282	$530	$390	$673	$2,713	18%
New York	83	645	1,297	205	72	101	112	2,432	17
New Jersey	56	521	336	300	5	31	43	1,236	8
Florida	92	87	171	379	87	20	150	894	6
Texas	55	32	254	166	183	150	28	813	6
Connecticut	22	279	143	5	44	–	–	471	3
Pennsylvania	53	47	98	156	111	16	13	441	3
Maryland	22	20	140	201	12	4	6	383	3
Illinois	24	36	175	27	83	36	–	357	2
Ohio	44	146	34	94	62	–	2	338	2
Other states	337	521	1,277	1,112	326	491	510	4,237	29
Foreign	61	1	136	–	68	100	121	426	3

Total*	992	$2,367	$4,867	$2,927	$1,583	$1,339	$1,658	$14,741	100%

*     Excludes portfolio valuation losses.

See Note 7 to the Consolidated Financial Statements in the 2012 Annual Report for further discussion.

Impairments

The following table presents impairments by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Fixed maturity securities, available for sale	$36	$51	$94	$605
Equity securities, available for sale	3	19	13	68
Private equity funds and hedge funds	17	44	109	275

Subtotal	56	114	216	948

Life settlement contracts*	62	60	149	174
Alternative investments	–	–	1	–
Real estate*	–	–	19	7

Total	$118	$174	$385	$1,129

*     Impairments of investments in Life settlement contracts and Real estate are recorded in Other realized losses.

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

Other-than-temporary impairment charges by reportable segment and impairment type:

	Reportable Segment
(in millions)	AIG Property Casualty	AIG Life and Retirement	Other Operations	Total

Three Months Ended September 30, 2013
Impairment Type:
Severity	$–	$–	$–	$–
Change in intent	–	–	1	1
Foreign currency declines	–	–	–	–
Issuer-specific credit events	13	42	–	55
Adverse projected cash flows	–	–	–	–

Total	$13	$42	$1	$56

Three Months Ended September 30, 2012
Impairment Type:
Severity	$–	$1	$–	$1
Change in intent	1	–	4	5
Foreign currency declines	1	–	–	1
Issuer-specific credit events	29	78	–	107
Adverse projected cash flows	–	–	–	–

Total	$31	$79	$4	$114

Nine Months Ended September 30, 2013
Impairment Type:
Severity	$5	$–	$–	$5
Change in intent	2	–	2	4
Foreign currency declines	–	–	–	–
Issuer-specific credit events	33	167	–	200
Adverse projected cash flows	1	6	–	7

Total	$41	$173	$2	$216

Nine Months Ended September 30, 2012
Impairment Type:
Severity	$9	$6	$–	$15
Change in intent	3	20	4	27
Foreign currency declines	7	–	–	7
Issuer-specific credit events	310	558	27	895
Adverse projected cash flows	1	3	–	4

Total	$330	$587	$31	$948

ITEM 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and impairment type:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

Three Months Ended September 30, 2013
Impairment Type:
Severity	$–	$–	$–	$–	$–	$–
Change in intent	1	–	–	–	–	1
Foreign currency declines	–	–	–	–	–	–
Issuer-specific credit events	9	1	10	15	20	55
Adverse projected cash flows	–	–	–	–	–	–

Total	$10	$1	$10	$15	$20	$56

Three Months Ended September 30, 2012
Impairment Type:
Severity	$–	$–	$–	$–	$1	$1
Change in intent	4	–	–	1	–	5
Foreign currency declines	–	–	–	1	–	1
Issuer-specific credit events	19	1	27	–	60	107
Adverse projected cash flows	–	–	–	–	–	–

Total	$23	$1	$27	$2	$61	$114

Nine Months Ended September 30, 2013
Impairment Type:
Severity	$–	$–	$–	$–	$5	$5
Change in intent	1	–	–	1	2	4
Foreign currency declines	–	–	–	–	–	–
Issuer-specific credit events	18	4	38	25	115	200
Adverse projected cash flows	7	–	–	–	–	7

Total	$26	$4	$38	$26	$122	$216

Nine Months Ended September 30, 2012
Impairment Type:
Severity	$–	$–	$–	$–	$15	$15
Change in intent	4	–	–	1	22	27
Foreign currency declines	–	–	–	7	–	7
Issuer-specific credit events	419	6	144	21	305	895
Adverse projected cash flows	4	–	–	–	–	4

Total	$427	$6	$144	$29	$342	$948

*     Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

ITEM 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets**	Total

Three Months Ended September 30, 2013
Rating:
AAA	$–	$–	$–	$–	$–	$–
AA	1	–	–	–	–	1
A	1	–	–	–	–	1
BBB	–	–	–	–	–	–
Below investment grade	8	1	10	15	–	34
Non-rated	–	–	–	–	20	20

Total	$10	$1	$10	$15	$20	$56

Three Months Ended September 30, 2012
Rating:
AAA	$–	$–	$–	$2	$–	$2
AA	5	–	–	–	–	5
A	–	–	–	–	–	–
BBB	–	–	–	–	–	–
Below investment grade	18	1	27	–	–	46
Non-rated	–	–	–	–	61	61

Total	$23	$1	$27	$2	$61	$114

Nine Months Ended September 30, 2013
Rating:
AAA	$1	$–	$–	$–	$–	$1
AA	1	–	–	–	–	1
A	1	–	–	–	–	1
BBB	–	–	–	–	–	–
Below investment grade	23	4	38	25	–	90
Non-rated	–	–	–	1	122	123

Total	$26	$4	$38	$26	$122	$216

Nine Months Ended September 30, 2012
Rating:
AAA	$–	$–	$–	$2	$–	$2
AA	7	–	–	–	–	7
A	1	2	–	4	–	7
BBB	2	–	–	–	–	2
Below investment grade	417	4	144	23	–	588
Non-rated	–	–	–	–	342	342

Total	$427	$6	$144	$29	$342	$948

*     Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the three- and nine-month periods ended September 30, 2013 and 2012 related to:

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

ITEM 2 / INVESTMENTS

There was no significant impact to our consolidated financial condition or results of operations from other-than-temporary impairment charges for any one single credit. Also, no individual other-than-temporary impairment charge exceeded 0.02 percent and 0.10 percent of total equity at September 30, 2013 and 2012, respectively.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $184 million and $215 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $611 million and $668 million for the nine-month periods ended September 30, 2013 and 2012, respectively. For a discussion of AIG's other-than-temporary impairment accounting policy, see Note 7 to the Consolidated Financial Statements in the 2012 Annual Report.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2013	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0 – 6 months	$55,198	$2,753	4,003	$320	$70	32	$–	$–	–	$55,518	$2,823	4,035
7 – 11 months	4,532	397	574	308	74	30	–	–	–	4,840	471	604
12 months or more	4,099	355	298	421	101	21	11	9	2	4,531	465	321

Total	$63,829	$3,505	4,875	$1,049	$245	83	$11	$9	2	$64,889	$3,759	4,960

Below investment grade bonds
0 – 6 months	$5,817	$255	791	$163	$48	9	$6	$4	1	$5,986	$307	801
7 – 11 months	483	40	83	61	18	6	–	–	–	544	58	89
12 months or more	2,232	187	295	391	112	60	47	31	12	2,670	330	367

Total	$8,532	$482	1,169	$615	$178	75	$53	$35	13	$9,200	$695	1,257

Total bonds
0 – 6 months	$61,015	$3,008	4,794	$483	$118	41	$6	$4	1	$61,504	$3,130	4,836
7 – 11 months	5,015	437	657	369	92	36	–	–	–	5,384	529	693
12 months or more	6,331	542	593	812	213	81	58	40	14	7,201	795	688

Total(e)	$72,361	$3,987	6,044	$1,664	$423	158	$64	$44	15	$74,089	$4,454	6,217

Equity securities
0 – 11 months	$280	$19	74	$19	$5	21	$–	$–	–	$299	$24	95
12 months or more	2	–	1	1	1	1	–	–	–	3	1	2

Total	$282	$19	75	$20	$6	22	$–	$–	–	$302	$25	97

(a)  Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)  Represents the percentage by which fair value is less than cost at September 30, 2013.

(c)  For bonds, represents amortized cost.

(d)  The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)  Item count is by CUSIP by subsidiary.

Change in Unrealized Appreciation of Investments

The increases in unrealized depreciation of investments in the first nine months of 2013 were primarily attributable to depreciation in bonds available for sale due to an increase in interest rates on investment grade fixed maturity securities, particularly during the second quarter of 2013, partially offset by narrowing spreads of higher yielding securities.

The increases in unrealized appreciation of investments in the first nine months of 2012 were primarily attributable to appreciation in bonds available for sale due to continued improvements in financial market conditions and significant spread tightening partially offset by higher U.S. Treasury rates.

For the nine-month period ended September 30, 2013, net unrealized gains related to fixed maturity and equity securities decreased by $12.8 billion primarily due to the increase in interest rates for investment grade fixed maturity securities, which more than offset the narrowing of credit spreads for higher yielding securities and the realization of approximately $2.1 billion in gains from sales of securities.

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

For a further discussion of AIG's risk management program, see Part II, Item 7. MD&A — Enterprise Risk Management in the 2012 Annual Report.

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

ITEM 2 / ENTERPRISE RISK MANAGEMENT

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

Largest Credit Concentrations

Our single largest credit exposure, the U.S. Government, was 24 percent of Total equity at September 30, 2013 and 25 percent of Total equity at December 31, 2012. Exposure to the U.S. Government primarily includes credit exposure related to U.S. Treasury and government agency securities and to direct and guaranteed exposures to U.S. government-sponsored entities, primarily the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) based upon their U.S. Government conservatorship. Based on our internal risk ratings, at September 30, 2013, our largest below investment grade-rated credit exposure, apart from ILFC leasing arrangements secured by aircraft with airlines having below investment grade ratings, was related to a non-financial corporate counterparty. That exposure was 0.6 percent of Total equity at both September 30, 2013 and December 31, 2012.

Government Credit Concentrations (non-U.S.)

Our total direct and guaranteed credit exposure to non-U.S. governments is $23.2 billion at September 30, 2013, compared to $23.7 billion in December 31, 2012. Our single largest concentration in this sector was to the government of Japan in the amount of $6.6 billion at September 30, 2013. Most of these securities were held in the investment portfolios of our Japanese insurance operations and are yen denominated.

The following table presents our aggregate credit exposures to non-U.S. governments and their agencies, dependent state-owned enterprises, financial institutions and local governments:

(in millions)	September 30, 2013	December 31, 2012*

Japan	$6,576	$8,109
Canada	2,760	2,718
France	1,882	1,207
Germany	1,371	1,446
Brazil	1,292	601
China	1,027	926
South Korea	677	693
Singapore	623	631
United Kingdom	599	816
Mexico	574	552
Other	5,856	6,032

Total	$23,237	$23,731

*     The prior period has been changed to reflect the inclusion of Brazil and the exclusion of Australia.

ITEM 2 / ENTERPRISE RISK MANAGEMENT

Financial Institution Concentrations

Our single largest industry credit exposure at September 30, 2013 was to the global financial institutions sector as a whole, which includes banks and finance companies, securities firms, and insurance and reinsurance companies, many of which can be highly correlated at times of market stress. As of September 30, 2013, credit exposure to this sector was $78.4 billion, or 79 percent of Total equity, compared to 87 percent at December 31, 2012.

At September 30, 2013:

•
$73.6 billion, or 94 percent, of these global financial institution credit exposures were considered investment grade based on our internal ratings.

•
$4.8 billion, or 6 percent, were considered non-investment grade based on our internal ratings. Aggregate credit exposure to the ten largest below investment grade-rated financial institutions was $1.9 billion.

•
Our aggregate credit exposure to fixed maturity securities of the financial institution sector amounted to $32.4 billion.

•
Short-term bank deposit placements, reverse repurchase agreements, repurchase agreements and commercial paper issued by financial institutions (primarily commercial banks), operating account balances with banks and bank-issued commercial letters of credit supporting insurance credit exposures were $12.9 billion, or 16 percent of the total global financial institution credit exposure.

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

ITEM 2 / ENTERPRISE RISK MANAGEMENT

The following table presents our aggregate United Kingdom and European credit exposures (excluding ILFC) by major sector:

	September 30, 2013
(in millions)	Sovereign	Financial Institution	Non- Financial Corporates	Structured Products/ Other*	Total	December 31, 2012 Total

Euro-Zone countries:
France	$1,882	$2,859	$7,298	$186	$12,225	$10,533
Germany	1,371	4,006	4,460	61	9,898	9,248
Netherlands	235	4,427	2,284	1,590	8,536	8,333
Spain	158	725	2,330	212	3,425	4,067
Italy	95	363	1,907	221	2,586	2,848
Belgium	419	208	973	–	1,600	1,174
Ireland	–	258	1,026	–	1,284	1,018
Luxembourg	–	17	644	49	710	666
Finland	141	33	322	–	496	432
Austria	115	153	203	–	471	523
Other Euro-Zone	30	28	196	11	265	306

Total Euro-Zone	$4,446	$13,077	$21,643	$2,330	$41,496	$39,148

Remainder of Europe
United Kingdom	$599	$7,867	$15,653	$4,844	$28,963	$30,372
Switzerland	73	5,286	2,631	–	7,990	7,290
Sweden	117	2,699	570	–	3,386	3,643
Other remainder of Europe	1,072	1,045	3,292	689	6,098	5,612

Total remainder of Europe	$1,861	$16,897	$22,146	$5,533	$46,437	$46,917

Total	$6,307	$29,974	$43,789	$7,863	$87,933	$86,065

*     Other represents mortgage guaranty insurance risk-in-force ($417 million), primarily in Italy ($173 million) and Spain ($110 million).

Aggregate credit exposure to European governments totaled $6.3 billion at September 30, 2013, compared to $6.0 billion at December 31, 2012. Many of the European governments' ratings have been downgraded by one or more of the major rating agencies, occurring mostly in countries in the Euro-Zone periphery where our government credit exposures (Spain, Italy and Portugal) totaled $256 million at September 30, 2013. The downgrades primarily reflect continued recessionary conditions, large government budget deficits, rising government debt-to-GDP ratios and large financing requirements of these countries. These credit exposures primarily included available-for-sale and trading securities (at fair value) issued by these governments. At September 30, 2013, we had no direct or guaranteed credit exposure to the governments of Greece, Ireland, or Cyprus.

Our exposure to European financial institutions at September 30, 2013 included $18.3 billion of credit exposures to European banks, of which $17.0 billion were considered investment grade based on our internal ratings. Aggregate below investment grade-rated credit exposures to European banks were $1.3 billion. Our credit exposures to banks domiciled in the Euro-Zone countries totaled $8.3 billion at September 30, 2013, of which $4.6 billion were fixed maturity securities. Credit exposures to banks based in the Euro-Zone periphery (Spain, Italy, Ireland, Greece, and Portugal) totaled $1.1 billion, of which $770 million were fixed maturity securities. These credit exposures were primarily to the largest banks in Spain and Italy. Credit exposures to banks based in France totaled $1.8 billion at September 30, 2013, of which $880 million were fixed maturity securities.

In addition, our exposure at September 30, 2013 to European financial institutions included $11.7 billion of aggregate credit exposure to non-bank institutions, mostly insurers and reinsurers, with $9.1 billion, or 77 percent, of credit exposure representing reinsurance recoverable balances. Reinsurance recoverables were primarily to highly rated reinsurers based in Switzerland, Germany and the United Kingdom. At September 30, 2013, $1.5 billion of the aggregate credit exposure to non-banks was fixed maturity securities, all of which were considered investment grade based on our internal ratings.

Of the $21.6 billion of non-financial institution corporate exposure to Euro-Zone countries at September 30, 2013, 94 percent was to fixed maturity securities ($11.3 billion) and insurance-related products ($9.0 billion), with the majority

ITEM 2 / ENTERPRISE RISK MANAGEMENT

of the insurance exposures being trade credit insurance ($3.5 billion), captive fronting programs ($3.4 billion), and surety bonds ($1.4 billion). Our exposure to France of $7.3 billion at September 30, 2013 represented the largest single non-financial corporate country exposure within the Euro-Zone, of which $2.8 billion were fixed maturity securities. Approximately two-thirds of the French exposures were to issuers in the utilities, oil and gas, and telecommunications industries. Euro-Zone periphery non-financial institution corporate exposures ($5.4 billion) at September 30, 2013 were heavily weighted towards large multinational corporations or issuers in relatively stable industries, such as regulated utilities (22 percent), telecommunications (14 percent), and oil and gas (9 percent).

Of the $7.4 billion at September 30, 2013 of United Kingdom and European structured product exposures (largely consisting of residential mortgage-backed, commercial mortgage-backed and other asset-backed securities), United Kingdom structured products accounted for 72 percent, while the Netherlands and France comprised 21 percent and 3 percent, respectively. Structured product exposures to the Euro-Zone periphery accounted for 2 percent of the total. Approximately 83 percent of the United Kingdom and European structured products exposures were rated A or better at September 30, 2013 based on external rating agency ratings.

In addition, we had commercial real estate related net equity investments in Europe totaling $325 million and related unfunded commitments of $82 million at September 30, 2013.

The following table presents our aggregate United Kingdom and European credit exposures (excluding ILFC) by product type:

	September 30, 2013
(in millions)	Fixed Maturity Securities(a)	Cash and Short-Term Investments(b)	Insurance Credit Exposures(c)	Reinsurance Recoverables	Other(d)	Total	December 31, 2012 Total

Euro-Zone countries:
France	$5,104	$571	$3,739	$557	$2,254	$12,225	$10,533
Germany	4,460	241	2,512	2,390	295	9,898	9,248
Netherlands	6,128	21	1,743	641	3	8,536	8,333
Spain	1,855	112	1,378	54	26	3,425	4,067
Italy	1,516	1	990	68	11	2,586	2,848
Belgium	883	–	432	4	281	1,600	1,174
Ireland	845	41	323	–	75	1,284	1,018
Luxembourg	312	3	394	1	–	710	666
Finland	332	7	151	6	–	496	432
Austria	263	3	193	9	3	471	523
Other Euro-Zone	84	9	171	1	–	265	306

Total Euro-Zone	$21,782	$1,009	$12,026	$3,731	$2,948	$41,496	$39,148

Remainder of Europe
United Kingdom	$16,398	$1,104	$7,996	$1,972	$1,493	$28,963	$30,372
Switzerland	3,023	241	803	3,833	90	7,990	7,290
Sweden	1,585	1,412	321	3	65	3,386	3,643
Other remainder of Europe	3,283	448	2,178	103	86	6,098	5,612

Total remainder of Europe	$24,289	$3,205	$11,298	$5,911	$1,734	$46,437	$46,917

Total	$46,071	$4,214	$23,324	$9,642	$4,682	$87,933	$86,065

(a)  Fixed maturity securities primarily includes available-for-sale and trading securities reported at fair value of $43.4 billion ($43.4 billion amortized cost), and $2.7 billion ($2.6 billion amortized cost), respectively.

(b)  Cash and short-term investments include bank deposit placements ($2.5 billion), collateral posted to counterparties against structured products ($1.4 billion), securities purchased under agreements to resell ($168 million) and operating accounts ($69 million).

(c)  Insurance credit exposures primarily consist of captive fronting management programs ($10.4 billion), trade credit insurance ($7.3 billion), surety bonds ($1.9 billion), commercial letters of credit supporting insurance credit exposures ($768 million) and mortgage guaranty insurance risk-in-force ($417 million).

(d)  Other primarily consists of derivative transactions reported at fair value.

ITEM 2 / ENTERPRISE RISK MANAGEMENT

At September 30, 2013, approximately 90 percent of fixed maturity securities in the United Kingdom and European exposures were considered investment grade based on our internal ratings. European financial institution fixed maturity securities exposure was $9.9 billion, of which $1.1 billion were covered bonds (debt securities secured by a pool of financial assets sufficient to cover any bondholder claims and that have full recourse to the issuing bank). During the third quarter of 2013, $4.6 billion of fixed maturity securities were issued by banks domiciled in the Euro-Zone countries. Our subordinated debt holdings and Tier 1 and preference share securities in these banks totaled $850 million and $303 million, respectively, at September 30, 2013. These exposures were predominantly to the largest banks in those countries.

Other Credit Concentrations

We have a risk concentration in the U.S. municipal sector, primarily through the investment portfolios of our insurance companies. A majority of these securities were held in available-for-sale portfolios of our domestic property and casualty insurance companies. See Investments — Available for Sale Investments herein for further details. We had $521 million of additional exposure to the municipal sector outside of our insurance company portfolios at September 30, 2013, compared to $464 million at December 31, 2012. These exposures consisted of derivatives and trading securities (at fair value), and exposure related to other insurance and financial services operations.

We have a risk concentration in the residential mortgage sector in the form of non-agency RMBS, CDO of RMBS as well as our mortgage guaranty insurance business. See Investments — Available for Sale Investments herein for further details on RMBS and CDO investments. The net risk-in-force for UGC was $37.5 billion at September 30, 2013, of which exposure in the United States was $35.9 billion. At September 30, 2013, UGC had no concentration of exposure in any one state that exceeded 10 percent of UGC's total United States exposure.

We also have a risk concentration in the commercial real estate sector in the form of non-agency CMBS, CDO and CMBS as well as commercial mortgage whole loans and equity investments in commercial real estate. See Investments — Available for Sale Investments and Investments — Commercial Mortgage Loans herein for further details.

We also monitor our aggregate cross-border exposures by country and region. Cross-border exposure is defined as an underlying risk that is taken within a country or jurisdiction other than the country or jurisdiction in which an AIG business unit taking the risk is domiciled. These cross-border exposures include both aggregated cross-border credit exposures to unrelated third parties and cross-border investments in our own international subsidiaries. Six countries had cross-border exposures in excess of 10 percent of Total equity at both September 30, 2013 and December 31, 2012. Based on our internal risk ratings, at September 30, 2013, three countries were rated AAA, two were rated AA, and one was rated A. The two largest cross-border exposures were to the United Kingdom and Bermuda.

We regularly review concentration reports in the categories listed above as well as credit trends by risk ratings and credit spreads. We periodically adjust limits and review exposures for risk mitigation to provide reasonable assurance that we do not incur excessive levels of credit risk and that our credit risk profile is properly calibrated across business units.

Market Risk Management

Market risk is defined as the potential loss arising from adverse fluctuations in interest rates, credit spreads, equity and commodity prices, foreign currencies, and their levels of volatility.

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

ITEM 2 / ENTERPRISE RISK MANAGEMENT

Our market exposures can be categorized as follows:

•
Benchmark interest rates. Benchmark interest rates are associated with either the government/treasury yield curve or the swap curve. The fair value of our significant fixed maturity securities portfolio changes as benchmark interest rates change.

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

Insurance Operations Portfolio Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Exposure			Effect
(dollars in millions)	September 30, 2013	December 31, 2012	Sensitivity Factor	September 30, 2013	December 31, 2012

Yield sensitive assets	$291,211	$305,809	100 bps parallel increase in all yield curves	$(14,956)	$(15,786)
Equity and alternative			20% decline in stock prices and value of
investments exposure	$27,511	$27,131	alternative investments	$(5,502)	$(5,426)
Foreign currency exchange			10% depreciation of all foreign currency
rates net exposure	$9,200	$9,106	exchange rates against the U.S. dollar	$(920)	$(911)

Exposures to yield curve movements include fixed maturity securities, loans, finance receivables and short-term investments, but exclude consolidated separate account assets. Total yield-sensitive assets decreased 4.8 percent, or approximately $14.6 billion, compared to December 31, 2012, primarily due to a net decrease in fixed income securities and other fixed assets of $12.2 billion, and a decrease in cash equivalents of $2.4 billion.

Exposures to equity and alternative investment prices include investments in common stock, preferred stocks, mutual funds, hedge funds, private equity funds, commercial real estate and real estate funds, but exclude consolidated

ITEM 2 / ENTERPRISE RISK MANAGEMENT

separate account assets and consolidated managed partnerships and funds. Total exposure in these areas increased 1.4 percent, or approximately $380 million, compared to December 31, 2012, primarily due to an increase of $310 million related to alternative investments and an increase in common equity securities of $311 million. These increases were partially offset by a decrease in other equity investments of $126 million, a decrease in real estate investments of $70 million and decrease in mutual fund value of $45 million.

Exposures to foreign currency exchange rates reflect our consolidated non-U.S. dollar net capital investments on a GAAP basis. Foreign currency exchange rates net exposure increased 1.0 percent, or $94 million, compared to December 31, 2012. This was primarily due to an increase in Hong Kong dollar exposure of $592 million resulting from AIG Life and Retirement's investment in PICC Group, an increase in Japanese yen exposure of $499 million resulting from AIG Property Casualty Japan's operations and unrealized appreciation of investments, and an increase in Israeli shekel exposure of $101 million resulting from the increase in our ownership of AIG Israel Insurance Company Limited to 100 percent from 50 percent. The increase was partially offset by a decrease in Canadian dollar exposure of $232 million from the operations of AIG Insurance Company of Canada, a decrease in Euro exposure of $202 million resulting from the operations of AIG Europe Limited (France branch), a decrease in Euro exposure of $149 resulting from AI Overseas Associations (AIOA) IBNR reserves adjustments, and decreases in the British pound and Australian dollar exposures of $137 million and $102 million, respectively, resulting from the weakening of these currencies against the U.S. dollar.

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

The accounting policies that we believe are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:

•
Classification of ILFC as held for sale and related fair value measurement;

•
Insurance liabilities, including property casualty and mortgage guaranty unpaid claims and claims adjustment expense and future policy benefits for life and accident and health contracts;

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

See Note 1 to the Condensed Consolidated Financial Statements for additional information.

These accounting estimates require the use of assumptions about matters that may be highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition and results of operations could be materially affected. The following discussion updates critical accounting estimates included in the 2012 Annual Report. For a complete discussion of our critical accounting estimates, you should read this section in conjunction with Part II, Item 7. MD&A — Critical Accounting Estimates in the 2012 Annual Report.

Classification of ILFC as Held for Sale and Related Fair Value Measurement

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

On December 9, 2012, American International Group, Inc. (AIG Parent), AIG Capital Corporation (Seller), a wholly-owned direct subsidiary of AIG Parent and the sole shareholder of International Lease Finance Corporation (ILFC), and Jumbo Acquisition Limited (Purchaser) entered into a definitive agreement (the Share Purchase Agreement) for the sale of 80.1 percent of the common stock of ILFC for approximately $4.2 billion in cash (the ILFC Transaction). The Share Purchase Agreement permits the Purchaser to elect to purchase an additional 9.9 percent of the common stock of ILFC for $522.5 million (the Option). On June 15, 2013, AIG Parent, Seller and Purchaser entered into an amendment (the Amendment) to the Share Purchase Agreement, as amended by Amendment No. 1, dated May 10, 2013. The Amendment extended to July 31, 2013, the date on which any of AIG Parent, Seller or Purchaser may terminate the Share Purchase Agreement, as amended, if the closing of the ILFC Transaction had not yet occurred. Under the Amendment, AIG Parent and Seller may pursue (but not enter into definitive documentation for, or consummate) other offers for ILFC and may continue to pursue (but not engage in widespread solicitation of orders for, or request effectiveness of) the alternative of a public offering.

ITEM 2 / CRITICAL ACCOUNTING ESTIMATES

On July 15, 2013, the Purchaser delivered notice that it intended to exercise the Option, raising the size of the total purchase to 90 percent of the common stock of ILFC.

As of October 31, 2013, the closing of the ILFC Transaction has not occurred. We continue to consider ILFC as a non-core business and we are continuing to pursue other options including a sale or initial public offering. We determined ILFC met the criteria for held for sale and discontinued operations accounting at September 30, 2013 and December 31, 2012.

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

We consider a number of factors in order to reliably estimate future taxable income, so we can determine the extent of our ability to realize net operating losses (NOLs), foreign tax credits (FTCs) and other capital loss carryforwards. These factors include forecasts of future income for each of our businesses and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and AIG-specific conditions and events. We also subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. We also apply stresses to our assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. Our income forecasts, coupled with our tax planning strategies and stress scenarios, all resulted in sufficient taxable income to achieve realization of the tax attributes (other than life-insurance-business capital loss carryforwards) prior to their expiration.

Our ability to utilize AIG Life and Retirement's capital loss carryforwards depends, in part, on our ability to sell fixed maturity securities in a gain position. Changes in market conditions, including interest rates rising in excess of our projections, may result in a reduction in projected taxable gains and increases to certain deferred tax asset valuation allowances.

See Note 15 to the Condensed Consolidated Financial Statements for a discussion of our framework for assessing the recoverability of our deferred tax asset.

Fair Value Measurements of Certain Financial Assets and Liabilities

See Note 5 to the Condensed Consolidated Financial Statements for additional information about the measurement of fair value of financial assets and financial liabilities and our accounting policy regarding the incorporation of credit risk in fair value measurements.

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

September 30, 2013 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$269	94%
Fair value based on internal sources	18	6

Total fixed maturity and equity securities(b)	$287	100%

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

ITEM 2 / CRITICAL ACCOUNTING ESTIMATES

The following table presents the amount of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

(in billions)	September 30, 2013	Percentage of Total	December 31, 2012	Percentage of Total

Assets	$45.4	8.4%	$40.5	7.4%
Liabilities	2.7	0.6	4.1	0.9

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

Super Senior Credit Default Swap Portfolio

The entities included in GCM wrote credit protection on the super senior risk layer of collateralized loan obligations (CLOs), multi-sector CDOs and diversified portfolios of corporate debt and prime residential mortgages through 2006. In these transactions, we are at risk of credit performance on the super senior risk layer related to such assets.

See Notes 5 and 9 to the Condensed Consolidated Financial Statements for information about the Regulatory Capital, Multi-Sector CDO, Corporate Debt/CLO and other portfolios.

We utilize sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on our calculation of the unrealized market valuation loss related to the super senior credit default swap portfolio. For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the Binomial Expansion Technique (BET) model is used to estimate the change in the fair value of the derivative liability. Of the total $3.4 billion net notional amount of CDS written on multi-sector CDOs outstanding at September 30, 2013, a BET value is available for $2.3 billion net notional amount. No BET value is determined for $1.1 billion of CDS written on European multi-sector CDOs because prices on the underlying securities held by these CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $2.3 billion.

ITEM 2 / CRITICAL ACCOUNTING ESTIMATES

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at September 30, 2013 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
(dollars in millions)	Average Inputs Used at September 30, 2013	Change	Entire Portfolio	RMBS Prime	RMBS Alt-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	46 points	Increase of 5 points	$(113)	$(2)	$(6)	$(49)	$(39)	$(8)	$(9)
		Decrease of 5 points	115	2	6	45	40	8	14

Weighted		Increase of 1 year	8	–	–	5	3	–	–
average life	5.76 years	Decrease of 1 year	(10)	–	–	(7)	(3)	–	–

Recovery rates	17%	Increase of 10%	(7)	–	(1)	(4)	(1)	(1)	–
		Decrease of 10%	10	–	1	7	1	1	–

Diversity score(a)	13	Increase of 5	(3)
		Decrease of 5	8

Discount curve(b)	N/A	Increase of 100bps	2

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and in Part I, Item 1. Business — Regulation, Part I, Item 1A. Risk Factors — Regulation, Part II, Item 7. MD&A — Liquidity and Capital Resources — Regulation and Supervision and Note 20 to the Consolidated Financial Statements in the 2012 Annual Report.

Federal Reserve Supervision

On July 8, 2013, AIG received notice from the U.S. Treasury that the Financial Stability Oversight Council (Council) has made a final determination that AIG should be supervised by the Board of Governors of the Federal Reserve System (FRB) as a systemically important financial institution (SIFI) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). As a SIFI, we are regulated by the FRB both in that capacity and, for as long as AIG continues to control an insured depository institution, in our capacity as a savings and loan holding company (SLHC). The regulations applicable to SIFIs and to SLHCs, when all have been adopted as final rules, may differ materially from each other. We will also be subject to additional regulatory requirements, including heightened prudential standards. For a description of those standards as currently proposed and a discussion of the potential effects on us as a SIFI, see Part II, Item 1A. Risk Factors — Regulation in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. AIG is working to restructure AIG Federal Savings Bank into a trust-only thrift and deregister AIG as a SLHC.

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

The FSB has also charged the IAIS with developing a template for measuring systemic risks posed by insurer groups. The IAIS has requested data from selected insurers around the world to determine which elements of the insurance sector, if any, could materially and adversely impact other parts of the global financial services sector (e.g., commercial and investment banking, securities trading, etc.). The IAIS has provided its assessment template to the

ITEM 2 / REGULATORY ENVIRONMENT

FSB. Based on this assessment template, on July 18, 2013, the FSB, in consultation with the IAIS and national authorities, identified an initial list of G-SIIs, which includes AIG. As a G-SII, AIG will be subject to a policy framework that includes recovery and resolution planning requirements, enhanced group-wide supervision and higher loss absorbency capital requirements. It is expected that the G-SII policy framework will be fully implemented by 2019.

The IAIS is also developing a ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs), which includes additional supervisory oversight based on its ICPs but also adds requirements and supervisory processes pertaining to the international business activities of IAIGs. As currently delineated under the ComFrame, AIG meets the parameters set forth to define an IAIG. While we currently do not know when any ComFrame directives will be finalized and become effective, the IAIS will undertake a field testing of the ComFrame, including the possibility of additional capital requirements for IAIGs, which is expected to commence in the beginning of 2014. It is expected that implementation of the ComFrame would begin in 2019.

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

The National Association of Insurance Commissioners' (NAIC) Model Regulation "Valuation of Life Insurance Policies" (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs.

On September 11, 2013, the New York Department of Financial Services (NYDFS) announced it would no longer implement a modified principles-based reserving approach for certain in-force ULSGs, which had been developed by a Joint Working Group of the NAIC. As a result, New York-licensed insurers will be required to record additional reserves on a statutory basis for ULSG products issued between July 1, 2005 and December 31, 2012. The decision from the NYDFS does not affect reserves for products issued on or after January 1, 2013.

AIG Life and Retirement expects to record a total of approximately $200 million of additional reserves on a statutory basis by December 31, 2013 to fully comply with the NYDFS decision. This additional statutory reserve requirement will not affect AIG's capital management strategy, and our Life and Retirement insurance subsidiaries will continue to maintain capital at or above a specified minimum percentage of the subsidiary's projected company action level RBC under the CMAs. In the three-month period ended September 30, 2013, our AIG Life and Retirement New York-domiciled insurance subsidiary paid an extraordinary dividend, which was ultimately funded to AIG Parent, in the amount of $219 million.

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

Additional premium/Return premium is a premium due either to or from an insured as a result of a change in coverage (e.g. increase/decrease limits or risk) or cancellation of an existing policy. In addition, certain policies provide for adjustments to the original premium amount charged based on the experience of the policy, e.g. workers' compensation policies and loss sensitive policies where changes to the original premium are based on variances of the loss history against estimates built into the determination of the original premium.

AIG — After-tax operating income (loss) attributable to AIG is derived by excluding the following items from net income (loss) attributable to AIG: income (loss) from discontinued operations, net loss (gain) on sale of divested businesses and properties, income from divested businesses, legacy tax adjustments primarily related to certain changes in uncertain tax positions and other tax adjustments, legal reserves (settlements) related to "legacy crisis matters," deferred income tax valuation allowance (releases) charges, changes in fair values of AIG Life and Retirement fixed maturity securities designated to hedge living benefit liabilities (net of interest expense), changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and sales inducement assets (SIA) related to net realized capital (gains) losses, (gain) loss on extinguishment of debt, net realized capital (gains) losses, non-qualifying derivative hedging activities, excluding net realized capital (gains) losses, and bargain purchase gain. "Legacy crisis matters" include favorable and unfavorable settlements related to events leading up to and resulting from our September 2008 liquidity crisis and legal fees incurred by AIG as the plaintiff in connection with such legal matters.

AIG Life and Retirement — Pre-tax operating income (loss) Pre-tax operating income (loss) is derived by excluding the following items from pre-tax income (loss): legal settlements related to legacy crisis matters, changes in fair values of fixed maturity securities designated to hedge living benefit liabilities (net of interest expense), net realized capital (gains) losses, and changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital (gains) losses.

AIG Life and Retirement — Premiums and deposits includes amounts received on traditional life insurance policies, group benefit policies and deposits on life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts, guaranteed investment contracts and mutual funds.

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

AIG Property Casualty — Pre-tax operating income (loss) includes both underwriting income (loss) and net investment income, but excludes net realized capital (gains) losses, other (income) expense, legal settlements related

ITEM 2 / GLOSSARY

to legacy crisis matters and bargain purchase gain. Underwriting income (loss) is derived by reducing net premiums earned by claims and claims adjustment expenses incurred, acquisition expenses and general operating expenses.

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

DAC Related to Unrealized Appreciation (Depreciation) of Investments An adjustment to DAC for investment-oriented products, equal to the change in DAC amortization that would have been recorded if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (also referred to as "shadow DAC"). The change in this adjustment, net of tax, is included with the change in net unrealized appreciation (depreciation) of investments that is credited or charged directly to Other comprehensive income (loss).

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

G-SII Global Systemically Important Insurer An insurer that is deemed globally systemically important (that is, an insurer is of such size, market importance and global interconnectedness that the distress or failure of the insurer would cause significant dislocation in the global financial system and adverse economic consequences across a range of countries) by the Financial Stability Board, in consultation with and based on a methodology developed by the International Association of Insurance Supervisors.

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

Loss Recognition Related to Unrealized Appreciation (Depreciation) of Investments An adjustment to DAC and future policy benefits for long-duration traditional products, equal to the adjustments that would be required if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields, and such reinvestment would not be sufficient to recover DAC and meet policyholder obligations (also referred to as "shadow loss recognition"). The change in this adjustment, net of tax, is included with

ITEM 2 / GLOSSARY

the change in net unrealized appreciation (depreciation) of investments that is credited or charged directly to Other comprehensive income (loss).

Loss reserve development The increase or decrease in incurred claims and claims adjustment expenses as a result of the re-estimation of claims and claims adjustment expense reserves at successive valuation dates for a given group of claims.

Loss reserves Liability for unpaid claims and claims adjustment expense. The estimated ultimate cost of settling claims relating to insured events that have occurred on or before the balance sheet date, whether or not reported to the insurer at that date.

LTV Loan-to-Value Ratio Principal amount of loan amount divided by appraised value of collateral securing the loan.

Master netting agreement An agreement between two counterparties who have multiple derivative contracts with each other that provides for the net settlement of all contracts, as well as cash collateral, through a single payment, in a single currency, in the event of default on or upon termination of any one contract.

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

Other Operations — Pre-tax operating income (loss): pre-tax income (loss) excluding certain legal reserves (settlements) related to legacy crisis matters, (gain) loss on extinguishment of debt, Net realized capital (gains) losses, net loss (gain) on sale of divested businesses and properties, and income from divested businesses.

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

Retained Interest Category within AIG's Other Operations that includes the fair value gains or losses, prior to their sale, of the AIA ordinary shares retained following the AIA Group Limited initial public offering and the MetLife, Inc. securities that were received as consideration from the sale of American Life Insurance Company and the fair value gains or losses, prior to the FRBNY liquidation of Maiden Lane III LLC assets in 2012, on the retained interest in Maiden Lane III LLC.

Second-lien Subordinate in ranking to the first-lien holder claims on a property in the event of default on a mortgage.

Severe losses Individual non-catastrophe first party losses and surety losses greater than $10 million, net of related reinsurance.

ITEM 2 / GLOSSARY

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

SLHC Savings and Loan Holding Company A company (other than a bank holding company) that controls a savings association or that controls another company that is a savings and loan holding company. Savings and loan holding companies are subject to regulation and supervision by the Board of Governors of the Federal Reserve System.

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

VIE  Variable Interest Entity

ITEM 3. / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part I, Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management.

ITEM 4. / CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG's management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG's Chief Executive Officer and Chief Financial Officer have concluded that AIG's disclosure controls and procedures were effective as of September 30, 2013.

There has been no change in AIG's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, AIG's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 / LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. / RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and throughout Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2 / UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by or on behalf of AIG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock during the three months ended September 30, 2013:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

July 1 – 31	–	$–	–	$–
August 1 – 31	2,560,505	47.34	2,560,505	879
September 1 – 30	1,463,441	48.34	1,463,441	808

Total	4,023,946	$47.70	4,023,946	$808

*     On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The authorization has no set expiration or termination date. AIG purchased approximately four million shares of AIG Common Stock solely pursuant to the authorization in the third quarter of 2013 for an aggregate purchase amount of approximately $192 million.

ITEM 4 / MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 / OTHER INFORMATION

On December 9, 2012, American International Group, Inc. (AIG Parent), AIG Capital Corporation (Seller), a wholly-owned direct subsidiary of AIG Parent and the sole shareholder of International Lease Finance Corporation (ILFC), and Jumbo Acquisition Limited (Purchaser) entered into a definitive agreement (the Share Purchase Agreement) for the sale of 80.1 percent of the common stock of ILFC for approximately $4.2 billion in cash (the ILFC Transaction). The Share Purchase Agreement permits the Purchaser to elect to purchase an additional 9.9 percent of the common stock of ILFC for $522.5 million (the Option). On June 15, 2013, AIG, Seller and Purchaser entered into an amendment (the Amendment) to the Share Purchase Agreement, as amended by Amendment No. 1, dated May 10, 2013. The Amendment extended to July 31, 2013, the date on which any of AIG Parent, Seller or Purchaser may terminate the Share Purchase Agreement, as amended, if the closing of the ILFC Transaction had not yet occurred. Under the Amendment, AIG Parent and Seller may pursue (but not enter into definitive documentation for, or consummate) other offers for ILFC and may continue to pursue (but not engage in widespread solicitation of orders for, or request effectiveness of) the alternative of a public offering.

On July 15, 2013, the Purchaser delivered notice that it intended to exercise the Option, raising the size of the total purchase to 90 percent of the common stock of ILFC.

As of October 31, 2013, the closing of the ILFC Transaction has not occurred.

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

AMERICAN INTERNATIONAL GROUP, INC.

(Registrant)

/s/ DAVID L. HERZOG
David L. Herzog Executive Vice President Chief Financial Officer Principal Financial Officer

/s/ DON W. CUMMINGS
Don W. Cummings Vice President Controller Principal Accounting Officer

Dated: October 31, 2013

EXHIBIT INDEX

Exhibit Number	Description	Location

4	Instruments defining the rights of security holders, including indentures
	(1) Nineteenth Supplemental Indenture, dated as of August 9, 2013, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on August 9, 2013 (File No. 1-8787).
	(2) Twentieth Supplemental Indenture, dated as of October 2, 2013, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on October 2, 2013 (File No. 1-8787).
(3) Form of the 2020 Notes (included in Exhibit 4(1))
(4) Form of the 2024 Notes (included in Exhibit 4(2))
10	Material Contracts
	(1) Unconditional Capital Maintenance Agreement, dated as of July 1, 2013, between AIG and United Guaranty Residential Insurance Company	Incorporated by reference to Exhibit 10(7) to AIG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-8787).
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications*	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statement of Equity for the nine months ended September 30, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 and (vi) the Notes to the Condensed Consolidated Financial Statements.	Filed herewith.

*     This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.