Form 10-K
period 2013-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2014-02-20
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013                                                             Commission file number 1-8787

American International Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
175 Water Street, New York, New York (Address of principal executive offices)	10038 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant's most recently completed second fiscal quarter) was approximately $65,993,000,000.

As of February 14, 2014, there were outstanding 1,464,067,641 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant's definitive proxy statement for the 2014 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

AIG 2013 Form 10-K

PART I

ITEM 1 / BUSINESS

American International Group, Inc. (AIG) is a leading global insurance company. Founded in 1919, today we provide a wide range of property casualty insurance, life insurance, retirement products, mortgage insurance and other financial services to customers in more than 130 countries and jurisdictions. Our diverse offerings include products and services that help businesses and individuals protect their assets, manage risks and provide for retirement security. AIG common stock is listed on the New York Stock Exchange and the Tokyo Stock Exchange.

AIG's key strengths include:

World class insurance franchises that are leaders in their categories and are continuing to improve their operating performance;

A diverse mix of businesses with a presence in most international markets;

Effective capital management of the largest shareholders' equity of any insurance company in the world*, supported by enhanced risk management;

Execution of strategic objectives, such as our focus on growth of higher value lines of business to increase profitability and grow assets under management; and

Improved profitability, as demonstrated by growth in 2013 over 2012 of pre-tax operating income in each of our core insurance operations.

*     At June 30, 2013, the latest date for which information was available for certain foreign insurance companies.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / AIG

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

AIG's Global Insurance Operations

HOW WE GENERATE REVENUES AND PROFITABILITY

We earn revenues primarily from insurance premiums, policy fees from universal life insurance and investment products, income from investments and advisory fees.

Our operating expenses consist of policyholder benefits and claims incurred, interest credited to policyholders, commissions and other costs of selling and servicing our products, and general business expenses.

Our profitability is dependent on our ability to price and manage risk on insurance and annuity products, to manage our portfolio of investments effectively, and to control costs through expense discipline.

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

AIG Life and Retirement is a premier provider of protection, investment and income solutions for financial and retirement security. It is among the largest life insurance, annuity and retirement services businesses in the United States. With one of the broadest distribution networks and most diverse product offerings in the industry, AIG Life and Retirement helps to ensure financial and retirement security for more than 18 million customers.
During the first quarter of 2013, AIG Life and Retirement implemented its previously announced changes reflecting its new structure and now presents its operating results in two operating segments — Retail and Institutional. All prior period amounts presented have been revised to reflect the new structure.

Other Operations

Mortgage Guaranty (United Guaranty Corporation or UGC), is a leading provider of private residential mortgage guaranty insurance (MI). MI covers mortgage lenders for the first loss from mortgage defaults on high loan-to-value conventional first-lien mortgages. By providing this coverage, UGC enables mortgage lenders to remain competitive and enables individuals to purchase a house with a lower down payment.

Other Operations also include Global Capital Markets, Direct Investment book, Corporate & Other and Aircraft Leasing.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / AIG

BUSINESS MANAGEMENT

On August 14, 2013, we announced a reorganization of our Consumer Insurance business and named a new management team. Under the new structure, AIG's global life insurance business will be managed as part of AIG Global Consumer Insurance — enabling our consumer network across the world to benefit from the sophistication, scale, and success of our U.S. life insurance platform.

During the fourth quarter of 2013, the newly appointed executive management team made a number of key appointments to its management team and certain key decisions regarding how its underlying operating segments will be organized. However, we continue to work on the final key elements of the new organization and operating structure. When the new structure is finalized, the presentation of AIG Property Casualty and AIG Life and Retirement results may be modified accordingly and prior periods' presentations may be revised to conform to the new reporting presentation.

AIG 2013 Revenue Sources from Insurance Operations*
(dollars in millions)

*     Revenues for AIG Property Casualty and Mortgage Guaranty include net premiums earned, net investment income and net realized capital gains. Revenues for AIG Life and Retirement include premiums, policy fees, net investment income, advisory fees, legal settlements and net realized capital gains.

For financial information concerning our reportable segments, including geographic areas of operation and changes made in 2013, see Note 3 to the Consolidated Financial Statements. Prior periods have been revised to conform to the current period presentation for segment changes and discontinued operations.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / AIG

(a)  Pre-tax operating income, accident year loss ratio, as adjusted, and book value per share excluding AOCI are non-GAAP measures. See "Use of Non-GAAP Measures" for additional information.

(b)  Based on AerCap's pre-announcement closing price per share of $24.93 as of December 13, 2013.

(c)  AIG did not receive any proceeds from the sale of AIG Common Stock by the Department of the Treasury. See Notes 4, 16, 17 and 24 to the Consolidated Financial Statements for further discussion of the government support provided to AIG and the Recapitalization.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / AIG PROPERTY CASUALTY

AIG Property Casualty

Business Strategy

Growth and Business Mix: Grow higher value business to increase profitability and expand in attractive growth economies.

Underwriting Excellence: Enhance risk selection and pricing to earn returns commensurate with the risk assumed.

Claims Best Practices: Improve claims practices, analytics and tools to improve customer service, increase efficiency and lower the loss ratio.

Operating Expense Discipline: Apply operating expense discipline and increase efficiencies by taking full advantage of our global footprint.

Capital Efficiency: Enhance capital management through initiatives to streamline our legal entity structure, optimize our reinsurance program and improve tax efficiency.

Investment Strategy: Execute our investment strategy, which includes increased asset diversification and yield-enhancement opportunities that meet our capital, liquidity, risk and return objectives.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / AIG PROPERTY CASUALTY

AIG Property Casualty Operating Segments

AIG Property Casualty operating segments are organized into Commercial Insurance and Consumer Insurance. Run-off lines of business and operations not attributable to these operating segments are included in an Other category.

  Percent of 2013 Net premiums written by operating segment*

  (dollars in millions)

*     The operations reported as part of Other do not have meaningful levels of Net premiums written.

Commercial Insurance
Percent of 2013 Net premiums written by product line
(dollars in millions)

Consumer Insurance
Percent of 2013 Net premiums written by product line
(dollars in millions)

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / AIG PROPERTY CASUALTY

Commercial Insurance Product Lines

Consumer Insurance Product Lines

Casualty: Includes general liability, commercial automobile liability, workers' compensation, excess casualty and crisis management insurance. Casualty also includes risk management and other customized structured programs for large corporate customers and multinational companies.

Property: Includes industrial, energy-related and commercial property insurance products, which cover exposures to man-made and natural disasters, including business interruption.

Specialty: Includes aerospace, environmental, political risk, trade credit, surety and marine insurance, and various product offerings for small and medium sized enterprises.

Financial: Includes various forms of professional liability insurance, including directors and officers (D&O), fidelity, employment practices, fiduciary liability, cyber risk, kidnap and ransom, and errors and omissions insurance (E&O).

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

Other: Consists primarily of: run-off lines of business, including excess workers' compensation, asbestos and legacy environmental (1986 and prior); certain environmental liability businesses written prior to 2004; operations and expenses not attributable to the Commercial Insurance or Consumer Insurance operating segments; unallocated net investment income; net realized capital gains and losses; other income and expense items; and adverse loss development, net of amortization of deferred gain, for a retroactive reinsurance arrangement.

A Look at AIG Property Casualty

AIG Property Casualty conducts its business primarily through the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa.; American Home Assurance Company; Lexington Insurance Company; AIU Insurance Company Ltd.; Fuji Fire & Marine Insurance Company Limited (Fuji); AIG Asia Pacific Insurance, Pte, Ltd. and AIG Europe Limited.

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

•
Asia Pacific:   Includes Japan and other Asia Pacific nations, including China, Korea, Singapore, Vietnam, Thailand, Australia and Indonesia.

•
EMEA (Europe, Middle East and Africa):  Includes the United Kingdom, Continental Europe, Russia, India, the Middle East and Africa.

In 2013, 5.6 percent and 5.1 percent of AIG Property Casualty direct premiums were written in the states of California and New York, respectively, and 18.3 percent and 6.8 percent were written in Japan and the United Kingdom, respectively. No other state or foreign jurisdiction accounted for more than 5 percent of such premiums.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / AIG PROPERTY CASUALTY

Total Net Premiums Written $34.4 bn

Based on net premiums written in 2012, AIG Property Casualty is the largest commercial insurer in the U.S. and Canada. We are the largest U.S. based property casualty insurer in Europe, and the largest foreign property casualty insurer in China. In addition, AIG Property Casualty was first to market in many developing nations and is well positioned to enhance its businesses in countries such as Brazil, China through strategic relationships with PICC Life Insurance Company Limited (PICC Life) and India with the Tata Group.

AIG Property Casualty Distribution Network

Commercial Insurance

Consumer Insurance

Commercial Insurance products are primarily distributed through a network of independent retail and wholesale brokers, and through an independent agency network.

Consumer Insurance products are distributed primarily through agents and brokers, as well as through direct marketing, partner organizations such as bancassurance, and the internet.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / AIG PROPERTY CASUALTY

Competition

AIG Property Casualty

Operating in a highly competitive industry, AIG Property Casualty competes against approximately 4,000 stock companies, specialty insurance organizations, mutual companies and other underwriting organizations in the U.S. In international markets, we compete for business with the foreign insurance operations of large global insurance groups and local companies in specific market areas and product types.

Insurance companies compete through a combination of risk acceptance criteria, product pricing, service and terms and conditions. AIG Property Casualty distinguishes itself in the insurance industry primarily based on its well-established brand, global franchise, financial strength and large capital base, innovative products, expertise in providing specialized coverages and customer service.

We serve our business and individual customers on a global basis — from the largest multinational corporations to local businesses and individuals. Our clients benefit from our substantial underwriting expertise and long-term commitment to the markets and clients we serve.

AIG Property Casualty Competitive Strengths and Challenges

Our competitive strengths are:

Financial strength — well capitalized, strong balance sheet

Expertise — in-depth knowledge of risk, experienced employees complemented with new talent;

Global franchise — operating in more than 95 countries and jurisdictions

Scale — facilitates risk diversification to optimize returns on capital

Diversification — breadth of customers served, products underwritten and distribution channels

Innovation — striving to provide superior, differentiated product solutions that meet consumer needs

Service — focused on customer needs, providing strong global claims, loss prevention and mitigation, engineering, underwriting and other related services

We face the following challenges:

Barriers to entry are high for certain markets

Regulatory changes in recent years created an increasingly complex environment that is affecting industry growth and profitability

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / AIG LIFE AND RETIREMENT

AIG Life and Retirement

Business Strategy

Product Diversity and Capacity for Growth: Continue to enhance our comprehensive portfolio with superior, differentiated product solutions that meet consumer needs for financial and retirement security, using our scale and capital strength to pursue growth opportunities.

Integrated Distribution: Grow assets under management by leveraging our extensive distribution organization of over 300,000 financial professionals and expanding relationships with key distribution partners; to effectively market our diverse product offerings across multiple channels under a more unified branding strategy.

Investment Portfolio: Maintain a diversified, high quality portfolio of fixed maturity securities that largely match the duration characteristics of liabilities with assets of comparable duration, and pursue yield-enhancement opportunities that meet our liquidity, risk and return objectives.

Operational Initiatives: Continue to streamline our life insurance and annuity operations and systems into a lower-cost, more agile model that provides superior service and ease of doing business for customers and producers.

Effective Risk and Capital Management: Deliver solid earnings through disciplined pricing and diversification of risk and increase capital efficiency within our insurance entities to enhance return on equity.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / AIG LIFE AND RETIREMENT

AIG Life and Retirement Operating Segments

AIG Life and Retirement's organizational structure includes distinct product divisions, shared annuity and life operations platforms and a unified multi-channel distribution organization with access to all AIG Life and Retirement products. AIG Life and Retirement's operating segments are organized into Retail and Institutional. Retail products are generally marketed directly to individual consumers through independent and career insurance agents, retail banks, direct-to-consumer platforms, and national, regional and independent broker-dealers. Institutional products are generally marketed to groups or large institutions through affiliated financial advisors or intermediaries including benefit consultants, independent marketing organizations, structured settlement brokers and broker-dealers.

Percent of 2013 Premiums and deposits by operating segment
(dollars in millions)

Premiums represent amounts received on traditional life insurance policies, group benefit policies and deposits on life contingent payout annuities. Premiums and deposits is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance, investment-type annuity contracts, guaranteed investment contracts (GICs) and mutual funds.

See Item 7. MD&A — Results of Operations — AIG Life and Retirement Operations — AIG Life and Retirement Premiums, Deposits and Net Flows for a reconciliation of premiums and deposits to premiums.

Retail
Percent of 2013 Premiums and Deposits by product line
(dollars in millions)

Institutional
Percent of 2013 Premiums and Deposits by product line
(dollars in millions)

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / AIG LIFE AND RETIREMENT

Retail Product Lines

Institutional Product Lines

Life Insurance and A&H: Primary products include term life insurance, universal life insurance and A&H products. Life insurance and A&H products are primarily distributed through independent marketing organizations, independent insurance agents and career agents and financial advisors. AIG Direct is a proprietary direct-to-consumer distributor of term life insurance and A&H products. The Life Insurance and A&H product line will continue to focus on innovative product development and delivering differentiated life insurance solutions to producers and customers.

Fixed Annuities: Products include single and flexible premium deferred fixed annuities and single premium immediate and delayed-income annuities. The Fixed Annuities business line maintains its industry-leading position in the bank distribution channel by designing products collaboratively with banks and offering an efficient and flexible administration platform.

Retirement Income Solutions: Primary products include variable and fixed index annuities that provide asset accumulation and lifetime income benefits. Variable annuities are distributed through banks and national, regional and independent broker-dealer firms. Fixed index annuities are distributed through banks, broker dealers, independent marketing organizations and career and independent insurance agents.

Brokerage Services: Includes the operations of Advisor Group, which is one of the largest networks of independent financial advisors in the U.S. Brands include Royal Alliance, SagePoint Financial, FSC Securities and Woodbury Financial.

Retail Mutual Funds: Includes our mutual fund and related administration and servicing operations.

Group Retirement: Products are marketed under The Variable Annuity Life Insurance Company (VALIC) brand and include fixed and variable group annuities, group mutual funds, and group administrative and compliance services. VALIC career financial advisors and independent financial advisors provide retirement plan participants with enrollment support and comprehensive financial planning services.

Group Benefits: AIG Benefit Solutions markets a wide range of insurance and other benefit products through employer offerings (both employer-paid and voluntary) and affinity groups. Primary product offerings include life insurance, accidental death, business travel accident, disability income, medical excess (stop loss) and worksite universal life and critical illness and accident coverage.

Institutional Markets: Products primarily include stable value wrap products, structured settlement and terminal funding annuities, high net worth products, corporate- and bank-owned life insurance and GICs. These products are marketed primarily through specialized marketing and consulting firms and structured settlement brokers. Institutional Markets has a disciplined and opportunistic approach to growth in these product lines.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / AIG LIFE AND RETIREMENT

A Look at AIG Life and Retirement

AIG Life and Retirement conducts its business primarily through three major insurance operating companies: American General Life Insurance Company, The Variable Annuity Life Insurance Company and The United States Life Insurance Company in the City of New York.

AIG Life and Retirement 2013 Sales by Distribution Channel

Sales represent life and group A&H premiums from new policies expected to be collected over a one-year period plus 10 percent of life unscheduled deposits, single premiums and annuity deposits from new and existing customers.

AIG Life and Retirement's Diversified Distribution Network

Affiliated

Nonaffiliated

VALIC career financial advisors Over 1,200 financial advisors serving the worksites of educational, not-for-profit and governmental organizations

AIG Financial Network Over 2,200 agents and financial advisors serving American families and small businesses

Advisor Group Over 6,000 independent financial advisors

AIG Direct A leading direct-to-consumer distributor of life and A&H products

Banks Long-standing market leader in distribution of fixed annuities through banks, with 800 banks and nearly 80,000 financial institution agents

Independent marketing organizations Relationships with over 1,200 independent marketing organizations and brokerage general agencies providing access to over 143,000 licensed independent agents

Broker dealers Access to over 135,000 licensed financial professionals through relationships with a wide network of broker dealers across the U.S.

Benefit brokers Include consultants, brokers, third party administrators and general agents

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / AIG LIFE AND RETIREMENT

AIG Life and Retirement Competition

AIG Life and Retirement is among the largest life insurance organizations in the United States and is a leader in today's financial services marketplace.

AIG Life and Retirement competes in the life insurance and retirement savings businesses against approximately 2,300 providers of life insurance and retirement savings products, primarily based on its long-standing market leading positions, innovative products, extensive distribution network, customer service and strong financial ratings. AIG Life and Retirement helps ensure financial and retirement security for more than 18 million customers.

AIG Life and Retirement Competitive Strengths and Challenges

Our competitive strengths are:

Long-standing market leading positions in many of our product lines and key distribution channels

Broad multi-channel distribution network of over 300,000 financial professionals with opportunities to expand on these relationships to effectively market our diverse product offerings across multiple channels

Diversified and comprehensive product portfolio of superior, differentiated solutions that meet consumer needs for financial and retirement security

Scale and risk diversification provided by the breadth of our product offerings and scale advantage in key product lines

Capital strength to fuel growth in assets under management and pursue opportunities that meet our return objectives

We also face the following challenges:

Highly competitive environment where products are differentiated by pricing, terms, service and ease of doing business

Regulatory requirements increasing in volume and complexity due to heightened regulatory scrutiny and supervision of the insurance and financial services industries in recent years

Low interest rate environment makes it more difficult to profitably price attractive guaranteed return products and puts margin pressure on existing products due to the challenge of investing premiums and deposits and portfolio cash flow in a low rate environment

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / OTHER OPERATIONS

Other Operations

Mortgage Guaranty Business Strategy

Risk Selection: Ensure high quality new business through continuous focus on risk selection and risk-based pricing using disciplined underwriting and a proprietary, multi-variant risk evaluation model.

Innovation: Continue to develop and enhance products, technology, and processes that address the needs of stakeholders in the mortgage system.

Ease of Use: Reduce complexity and enable stakeholders to easily utilize our services throughout the mortgage insurance process.

Expense Management: Streamline our processes through the use of technology and shared services.

Mortgage Guaranty

Mortgage Guaranty (United Guaranty Corporation or UGC) offers private residential mortgage guaranty insurance, which protects mortgage lenders and investors from loss due to borrower default and loan foreclosure. With over 1,000 employees, UGC currently insures over one million mortgage loans in the United States. In 2013, UGC generated more than $49 billion in new insurance written, which represents the original principal balance of the insured mortgages, making it a leading provider of private mortgage insurance in the United States.

Products and Services: UGC provides an array of products and services including first-lien mortgage guaranty insurance in a range of premium payment plans. UGC's primary product is private mortgage insurance. The coverage we provide — which is called mortgage guaranty insurance, mortgage insurance, or simply "MI", protects lenders against the increased risk of borrower default related to high loan-to-value (LTV) mortgages — those with less than 20 percent equity — enabling borrowers to purchase a house with a modest down payment.

Homeowner Support: UGC also works with homeowners who are behind on their mortgage payments to identify ways to retain their home. As a liaison between the borrower and the mortgage servicer, UGC provides the added support to qualified homeowners to help them avoid foreclosure.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / OTHER OPERATIONS

A Look at Mortgage Guaranty

Mortgage Guaranty Distribution Network

• National Mortgage Bankers	• Community Banks
• Money Center Banks	• Builder-owned Mortgage Lenders
• Regional Mortgage Lenders	• Internet-sourced Lenders
• Credit Unions

Mortgage Guaranty Competition

United Guaranty competes with seven private providers of mortgage insurance, both well-established and new entrants to the industry, and The Federal Housing Administration, which is the largest provider of mortgage insurance in the United States.

Mortgage Guaranty Competitive Strengths and Challenges

Our competitive strengths are:

History — 50 years of service to the mortgage industry

Financial strength — strong capital position and highly rated mortgage insurer

Risk-based pricing strategy — provides products that are priced commensurate with underwriting risk using its proprietary multivariate risk evaluation model

Innovative products — develop and enhance products to address the changing needs of the mortgage industry

Rigorous approach to risk management

We face the following challenges:

Increasingly complex regulations relating to mortgage originations

Uncertain future regulatory environment in the residential housing finance system

Increasing competition in a limited private MI market

Volatility in the U.S. housing market

AIG 2013 Form 10-K

ITEM 1 / BUSINESS / OTHER OPERATIONS

Other Operations also include:

Global Capital Markets (GCM) consists of the operations of AIG Markets, Inc. (AIG Markets) and the remaining derivatives portfolio of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively AIGFP). AIG Markets acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services for AIG entities. The AIGFP portfolio continues to be wound down and is managed consistent with AIG's risk management objectives.

Direct Investment book (DIB) consists of a portfolio of assets and liabilities held directly by AIG Parent in the Matched Investment Program (MIP) and certain non-derivative assets and liabilities of AIGFP. The DIB portfolio is being wound down and is managed with the objective of ensuring that at all times it maintains the liquidity we believe is necessary to meet all of its liabilities as they come due, even under stress scenarios, and to maximize returns consistent with our risk management objectives.

Retained Interests includes the fair value gains or losses, prior to their sale in 2012, of the AIA ordinary shares retained following the AIA initial public offering and the MetLife, Inc. (MetLife) securities that were received as consideration from the sale of American Life Insurance Company (ALICO) and the fair value gains or losses, prior to the Federal Reserve Bank of New York (FRBNY) liquidation of Maiden Lane III LLC (ML III) assets in 2012, on the retained interest in ML III.

Corporate & Other consists primarily of interest expense, consolidation and eliminations, expenses of corporate staff not attributable to specific reportable segments, certain expenses related to internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate level net realized capital gains and losses, certain litigation-related charges and credits, the results of AIG's other non-core business operations, and net loss on sale of properties and divested businesses that did not meet the criteria for discontinued operations accounting treatment.

Aircraft Leasing consists of ILFC. ILFC is one of the world's leading aircraft lessors. ILFC acquires commercial jet aircraft from various manufacturers and other parties and leases those aircraft to airlines around the world. As of December 31, 2013, ILFC had a lease portfolio of approximately 1,000 aircraft, of which it owned 911 aircraft with a net book value of approximately $35.2 billion.

On December 16, 2013, AIG and AIG Capital Corporation (Seller), a wholly-owned direct subsidiary of AIG, entered into a definitive agreement (the AerCap Share Purchase Agreement) with AerCap Holdings N.V. (AerCap) and AerCap Ireland Limited (Purchaser), a wholly-owned subsidiary of AerCap, for the sale of 100 percent of the common stock of ILFC by Seller to Purchaser (such transaction, the AerCap Transaction). Under the terms of the AerCap Share Purchase Agreement, consummation of the AerCap Transaction is subject to the satisfaction or waiver of a number of conditions precedent, such as certain customary conditions and other closing conditions, including the receipt of approvals or non-disapprovals from antitrust and other regulatory bodies. The AerCap Transaction was approved by AerCap shareholders on February 13, 2014. See Item 1A. Risk Factors — Business and Regulation and Note 4 to the Consolidated Financial Statements for more information on the AerCap Transaction.

A REVIEW OF LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

The liability for unpaid claims and claims adjustment expense represents the accumulation of estimates for unpaid reported claims and claims that have been incurred but not reported (IBNR) for AIG Property Casualty and UGC. Unpaid claims and claims adjustment expenses are also referred to as unpaid loss and loss adjustment expenses, or just loss reserves.

We recognize as assets the portion of this liability that will be recovered from reinsurers. Reserves are discounted, where permitted, in accordance with U.S. GAAP.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

The Loss Reserve Development Process

The process of establishing the liability for unpaid losses and loss adjustment expense is complex and imprecise because it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments about our ultimate exposure to losses are an integral component of our loss reserving process.

We use a number of techniques to analyze the adequacy of the established net liability for unpaid claims and claims adjustment expense (net loss reserves). Using these analytical techniques, we monitor the adequacy of AIG's established reserves and determine appropriate assumptions for inflation and other factors influencing loss costs. Our analysis also takes into account emerging specific development patterns, such as case reserve redundancies or deficiencies and IBNR emergence. We also consider specific factors that may impact losses, such as changing trends in medical costs, unemployment levels and other economic indicators, as well as changes in legislation and social attitudes that may affect decisions to file claims or the magnitude of court awards. See Item 7. MD&A — Critical Accounting Estimates for a description of our loss reserving process.

A significant portion of AIG Property Casualty's business is in the U.S. commercial casualty class, including asbestos and environmental, which tends to involve longer periods of time for the reporting and settlement of claims and may increase the risk and uncertainty with respect to our loss reserve development.
Because reserve estimates are subject to the outcome of future events, changes in prior year estimates are unavoidable in the insurance industry. These changes in estimates are sometimes referred to as "loss development" or "reserve development."

Analysis of Consolidated Loss Reserve Development

The "Analysis of Consolidated Loss Reserve Development" table presents the development of prior year net loss reserves for calendar years 2003 through 2013 for each balance sheet in that period. The information in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). This table should be interpreted with care by those not familiar with its format or those who are familiar with other loss development analyses arranged in an accident year or underwriting year basis rather than the balance sheet, as shown below. See Note 12 to the Consolidated Financial Statements.

The top row of the table shows Net Reserves Held (the net liability for unpaid claims and claims adjustment expenses) at each balance sheet date, net of discount. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all years prior to the balance sheet date that were unpaid as of that balance sheet date, including estimates for IBNR claims. The amount of loss reserve discount included in the net reserves at each date is shown immediately below the net reserves held. The undiscounted reserve at each date is equal to the sum of the discount and the net reserves held. For example, Net Reserves Held (Undiscounted) was $37.7 billion at December 31, 2003.

The next section of the table shows the original Net Undiscounted Reserves re-estimated over 10 years. This re-estimation takes into consideration a number of factors, including changes in the estimated frequency of reported claims, effects of significant judgments, the emergence of latent exposures, and changes in medical cost trends. For example, the original undiscounted reserve of $37.7 billion at December 31, 2003, was re-estimated to $62.1 billion at December 31, 2013. The amount of the development related to losses settled or re-estimated in 2013, but incurred in 2010, is included in the cumulative development amount for years 2010, 2011 and 2012. Any increase or decrease in the estimate is reflected in operating results in the period in which the estimate is changed.

The middle of the table shows Net Redundancy (Deficiency). This is the aggregate change in estimates over the period of years covered by the table. For example, the net loss reserve deficiency of $24.4 billion for 2003 is the difference between the original undiscounted reserve of $37.7 billion at December 31, 2003 and the $62.1 billion of re-estimated reserves at December 31, 2013. The net deficiency amounts are cumulative; in other words, the amount

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

shown in the 2012 column includes the amount shown in the 2011 column, and so on. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

The bottom portion of the table shows the Paid (Cumulative) amounts during successive years related to the undiscounted loss reserves. For example, as of December 31, 2013, AIG had paid a total of $51.6 billion of the $62.1 billion in re-estimated reserves for 2003, resulting in Remaining Reserves (Undiscounted) of $10.5 billion for 2003. Also included in this section are the Remaining Reserves (Undiscounted) and the Remaining Discount for each year.

The following table presents loss reserves and the related loss development 2003 through 2013 and consolidated gross liability (before discount), reinsurance recoverable and net liability recorded for each calendar year, and the re-estimation of these amounts as of December 31, 2013.(a)

(in millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013

Net Reserves Held(b)	$36,228	$47,253	$57,476	$62,630	$69,288	$72,456	$67,899	$71,507	$70,825	$68,782	$64,316
Discount (in Reserves Held)	1,516	1,553	2,110	2,264	2,429	2,574	2,655	3,217	3,183	3,246	3,555

Net Reserves Held (Undiscounted)	37,744	48,806	59,586	64,894	71,717	75,030	70,554	74,724	74,008	72,028	$67,871
Net undiscounted Reserve re-estimated as of:
One year later	40,931	53,486	59,533	64,238	71,836	77,800	74,736	74,919	74,429	72,585
Two years later	49,463	55,009	60,126	64,764	74,318	82,043	74,529	75,502	75,167
Three years later	51,497	56,047	61,242	67,303	78,275	81,719	75,187	76,023
Four years later	52,964	57,618	63,872	70,733	78,245	82,422	76,058
Five years later	54,870	60,231	67,102	70,876	79,098	83,135
Six years later	57,300	63,348	67,518	71,572	79,813
Seven years later	60,283	63,928	68,233	72,286
Eight years later	60,879	64,532	69,023
Nine years later	61,449	65,261
Ten years later	62,116
Net Deficiency on net reserves held	(24,372)	(16,455)	(9,437)	(7,392)	(8,096)	(8,105)	(5,504)	(1,299)	(1,159)	(557)
Net Deficiency related to asbestos and environmental (A&E)	(4,038)	(3,033)	(2,104)	(1,895)	(1,877)	(1,827)	(1,675)	(174)	(144)	(68)
Net Deficiency excluding A&E	(20,334)	(13,422)	(7,333)	(5,497)	(6,219)	(6,278)	(3,829)	(1,125)	(1,015)	(489)
Paid (Cumulative) as of:
One year later	12,163	14,910	15,326	14,862	16,531	24,267	15,919	17,661	19,235	18,758
Two years later	21,773	24,377	25,152	24,388	31,791	36,164	28,428	30,620	31,766
Three years later	28,763	31,296	32,295	34,647	40,401	46,856	38,183	40,091
Four years later	33,825	36,804	40,380	40,447	48,520	53,616	45,382
Five years later	38,087	43,162	44,473	46,474	53,593	58,513
Six years later	42,924	46,330	49,552	50,391	57,686
Seven years later	45,215	50,462	52,243	53,545
Eight years later	48,866	52,214	54,332
Nine years later	50,292	53,693
Ten years later	51,578
Remaining Reserves (Undiscounted)	10,538	11,568	14,691	18,741	22,127	24,622	30,676	35,932	43,401	53,827
Remaining Discount	1,624	1,723	1,861	2,038	2,251	2,487	2,722	2,955	3,186	3,375

Remaining Reserves	$8,914	$9,845	$12,830	$16,703	$19,876	$22,135	$27,954	$32,977	$40,215	$50,452

Net Liability, End of Year	$37,744	$48,806	$59,586	$64,894	$71,717	$75,030	$70,554	$74,724	$74,008	$72,028	$67,871
Reinsurance Recoverable, End of Year	15,644	14,624	19,693	17,369	16,212	16,803	17,487	19,644	20,320	19,209	17,231

Gross Liability, End of Year	53,388	63,430	79,279	82,263	87,929	91,833	88,041	94,368	94,328	91,237	$85,102
Re-estimated Net Liability	62,116	65,261	69,023	72,286	79,813	83,135	76,058	76,023	75,167	72,585
Re-estimated Reinsurance Recoverable	23,728	21,851	24,710	20,998	19,494	18,905	18,509	16,488	18,423	19,408

Re-estimated Gross Liability	85,844	87,112	93,733	93,284	99,307	102,040	94,567	92,511	93,590	91,993
Cumulative Gross Redundancy (Deficiency)	$(32,456)	$(23,682)	$(14,454)	$(11,021)	$(11,378)	$(10,207)	$(6,526)	$1,857	$738	$(756)

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

(b)  The increase in Net Reserves Held from 2009 to 2010 is partially due to the $1.7 billion in Net Reserves Held by Fuji, which was acquired in 2010. The decrease in 2011 is due to the cession of asbestos reserves described in Item 7. MD&A — Results of Operations — Segment Results — AIG Property Casualty Operations — Liability for Unpaid Claims and Claims Adjustment Expense — Asbestos and Environmental Reserves.

The Liability for unpaid claims and claims adjustment expense as reported in AIG's Consolidated Balance Sheet at December 31, 2013 differs from the total reserve reported in the annual statements filed with state insurance departments and, where applicable, with foreign regulatory authorities primarily for the following reasons:

•
Reserves for certain foreign operations are not required or permitted to be reported in the United States for statutory reporting purposes, including contingency reserves for catastrophic events;

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

•
Statutory practices in the United States require reserves to be shown net of applicable reinsurance recoverable; and

•
Unlike statutory financial statements, AIG's consolidated Liability for unpaid claims and claims adjustment expense excludes the effect of intercompany transactions.

Gross loss reserves are calculated without reduction for reinsurance recoverables and represent the accumulation of estimates for reported losses and IBNR, net of estimated salvage and subrogation. We review the adequacy of established gross loss reserves in the manner previously described for net loss reserves. A reconciliation of activity in the Liability for unpaid claims and claims adjustment expense is included in Note 12 to the Consolidated Financial Statements.

For further discussion of asbestos and environmental reserves, see Item 7. MD&A — Results of Operations — Segment Results — AIG Property Casualty Operations — Liability for Unpaid Claims and Claims Adjustment Expense — Asbestos and Environmental Reserves.

REINSURANCE ACTIVITIES

Reinsurance is used primarily to manage overall capital adequacy and mitigate the insurance loss exposure related to certain events such as natural and man-made catastrophes.

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

Over the last several years, AIG Property Casualty revised its ceded reinsurance framework and strategy to improve capital management and support our global product line risk and profitability objectives. As a result of adopting the revised framework and strategy, many individual reinsurance contracts were consolidated into more efficient global programs and reinsurance ceded to third parties in support of risk and capital management objectives has decreased for the full year 2013 compared to the prior year. There are many different forms of reinsurance agreements and different markets that may be used to achieve our risk and profitability objectives. We continually evaluate the relative attractiveness of various reinsurance markets and arrangements that may be used to achieve our risk and profitability objectives.

Reinsurance markets include:

•
Traditional local and global reinsurance markets including in the United States, Bermuda, London and Europe, accessed directly and through reinsurance intermediaries;

•
Capital markets through investors in insurance-linked securities and collateralized reinsurance transactions, such as catastrophe bonds, "sidecars" (special purpose entities that allow investors to take on the risk of a book of business from an insurance company in exchange for a premium) and similar vehicles; and

•
Other insurers that engage in both direct and assumed reinsurance and/or engage in swaps.

The form of reinsurance that we may choose from time to time will generally depend on whether we are seeking (i) proportional reinsurance, whereby we cede a specified percentage of premium and losses to reinsurers, or non-proportional or excess of loss reinsurance, whereby we cede all or a specified portion of losses in excess of a specified amount on a per risk, per occurrence (including catastrophe reinsurance) or aggregate basis and (ii) treaties that cover a defined book of policies, or facultative placements that cover an individual policy. The vast majority of our reinsurance is non-proportional.

Reinsurance arrangements do not relieve AIG subsidiaries from their direct obligations to insureds. However, an effective reinsurance program substantially mitigates our exposure to potentially significant losses.

In certain markets, we are required to participate on a proportional basis in reinsurance pools based on our relative share of direct writings in those markets. Such mandatory reinsurance generally covers higher-risk consumer exposures such as assigned-risk automobile and earthquake, as well as certain commercial exposures such as workers' compensation.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

We continued our strategy to take advantage of the pricing differential between traditional reinsurance markets and capital markets. On July 9, 2013, we entered into a five-year catastrophe bond transaction with Tradewynd Re Ltd., which will provide $125 million of indemnity protection against U.S., Caribbean and Gulf of Mexico named storms, and U.S. and Canadian earthquakes. The transaction provides us with fully collateralized coverage against losses from the events described above on a per-occurrence basis through June 2018.

In addition, we entered into a five-year capital markets reinsurance transaction, effective as of January 1, 2014 with Tradewynd Re Ltd., which will provide $400 million of indemnity reinsurance protection against U.S., Caribbean and Gulf of Mexico named storms, and U.S. and Canadian earthquakes. To fund its potential obligations to AIG, Tradewynd Re Ltd. issued three tranches of notes, one with a one-year term and two with three-year terms. The transaction closed December 18, 2013 and provides AIG with fully collateralized coverage against losses from the events described above on a per-occurrence basis through December 2018.

See Item 7. MD&A — Enterprise Risk Management — Insurance Operations Risks — AIG Property Casualty Key Insurance Risks — Reinsurance Recoverable for a summary of significant reinsurers.

GENERATING REVENUES: INVESTMENT ACTIVITIES OF OUR INSURANCE OPERATIONS

AIG Property Casualty and AIG Life and Retirement generally receive premiums and deposits well in advance of paying covered claims or benefits. In the intervening periods, we invest these premiums and deposits to generate net investment income that is available to pay claims or benefits. As a result, we generate significant revenues from insurance investment activities.

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

The majority of assets backing our insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities.

AIG Property Casualty — Fixed maturity securities held by the insurance companies included in AIG Property Casualty domestic operations have historically consisted primarily of laddered holdings of corporate bonds, municipal bonds and government bonds. These investments provided attractive returns and limited credit risk. To meet our domestic operations' current risk return and business objectives, our domestic property and casualty companies have been shifting investment allocations to a broader array of debt, including structured securities and equity sectors. Our fixed maturity securities must meet our liquidity, duration and quality objectives as well as current capital, risk return and business objectives. Fixed maturity securities held by AIG Property Casualty international operations consist primarily of intermediate duration high-grade securities, primarily in the markets being served. In addition, AIG Property Casualty has redeployed cash in excess of operating needs and short-term investments into longer-term, higher-yielding securities.

AIG Life and Retirement — Our investment strategy is to largely match the duration of our liabilities with assets of comparable duration, to the extent practicable. AIG Life and Retirement primarily invests in a diversified portfolio of fixed maturity securities, including corporate bonds, RMBS, CMBS and CDO/ABS. To further diversify the portfolio, investments are made in private equity funds, hedge funds and affordable housing partnerships. Although these alternative investments are subject to periodic earnings fluctuations, for the three years ended December 31, 2013, they have achieved total returns in excess of AIG Life and Retirement's fixed maturity security returns. AIG Life and Retirement expects that these alternative investments will continue to outperform the fixed maturity security portfolio over the long term.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

The following table summarizes the investment results of AIG's insurance operations.

Years Ended December 31, (in millions)	Annual Average Investments(a)	Net Investment Income	Pre-tax Return on Average Investments(b)

AIG Property Casualty:
2013	$119,307	$5,267	4.4%
2012	120,425	4,780	4.0
2011	112,310	4,253	3.8
AIG Life and Retirement:
2013	$192,895	$10,854	5.6%
2012	190,983	10,718	5.6
2011	172,846	9,882	5.7

(a)  Excludes cash and short-term investments and includes unrealized appreciation of investments.

(b)  Net investment income divided by the annual average investments. The increase in AIG Property Casualty pre-tax return on average investments for the year ended December 31, 2013 compared to 2012 primarily relates to alternative investments and fair value option assets. See Item 7. MD&A — Results of Operations — AIG Property Casualty — AIG Property Casualty Net Investment Income and Net Realized Capital Gains (Losses).

REGULATION

Our operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, derivatives, investment advisory, banking and thrift regulators in the United States and abroad.

Our insurance subsidiaries are subject to regulation and supervision by the states and jurisdictions in which they do business. The insurance and financial services industries generally have been subject to heightened regulatory scrutiny and supervision in recent years.

The following table provides a general overview of our primary regulators and related bodies and a brief description of their oversight with respect to us and our subsidiaries, including key regulations or initiatives that we are currently, or may in the future be, subject to. Such regulations and initiatives, both in the United States and abroad, are discussed in more detail following the table.

U.S. Federal Regulation

Board of Governors of the Federal Reserve System (FRB): Oversees and regulates financial institutions, including non-bank systemically important financial institutions (SIFIs), bank holding companies and savings and loan holding companies (SLHCs). We are currently subject to the FRB's examination, supervision and enforcement authority, and reporting requirements, as an SLHC and as a SIFI.

Office of the Comptroller of the Currency (OCC): Charters, regulates and supervises all national banks and federal savings associations. The OCC supervises and regulates AIG Federal Savings Bank, our federal savings association subsidiary.

Securities and Exchange Commission (SEC): Oversees and regulates the U.S. securities and security-based swap markets, U.S. mutual funds, U.S. broker-dealers and U.S. investment advisors. Principal regulator of the mutual funds offered by our broker-dealer subsidiaries owned by AIG Life and Retirement. The SEC is in the process of implementing rules and regulations governing reporting, execution and margin requirements for security-based swaps entered into within the U.S. Our security-based swap activities conducted by Global Capital Markets are subject to these rules and regulations.

Commodities Futures Trading Commission (CFTC): Oversees and regulates the U.S. swap, commodities and futures markets. The CFTC has implemented, and is in the process of implementing, rules and regulations governing reporting, execution and margin requirements for swaps entered into within the U.S. or by U.S. persons. Our swap activities conducted by Global Capital Markets are subject to these rules and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank): Dodd-Frank has effected comprehensive changes to financial services regulation and subjects us, or will subject us, as applicable, to additional federal regulation, including:

•
minimum capital requirements for SLHCs and insured depository institutions;

•
enhanced prudential standards for SIFIs (including minimum leverage and risk-based capital requirements, stress tests and an early remediation regime process);

•
prohibitions on proprietary trading; and

•
increased regulation and restrictions on derivatives markets and transactions.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

U.S. State Regulation

State Insurance Regulators: Our insurance subsidiaries are subject to regulation and supervision by the states and other jurisdictions in which they do business. Regulation is generally derived from statutes that delegate supervisory and regulatory powers to a state insurance regulator, and primarily relates to the insurer's financial condition, corporate conduct and market conduct activities.

NAIC Standards: The National Association of Insurance Commissioners (NAIC) is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories. The NAIC itself is not a regulator, but through the NAIC, state insurance regulators establish standards and best practices, conduct peer review and coordinate regulatory oversight.

Foreign Regulation

Financial Stability Board (FSB): Consists of representatives of national financial authorities of the G20 nations. The FSB itself is not a regulator, but it coordinates the work of national financial authorities and international standard-setting bodies and develops and promotes implementation of regulatory, supervisory and other financial policies.

International Association of Insurance Supervisors (IAIS): Represents insurance regulators and supervisors of more than 200 jurisdictions in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS itself is not a regulator, but the FSB has directed the IAIS to create standards on issues such as financial group supervision, capital and solvency standards, systemic economic risk and corporate governance and incorporate them into IAIS' Insurance Core Principles (ICPs). The FSB also charged IAIS with developing a template for measuring systemic risks posed by insurer groups. Based on IAIS' assessment template, the FSB identified AIG as a global systemically important insurer (G-SII), which may subject us to a policy framework that includes recovery and resolution planning requirements, enhanced group-wide supervision, basic capital requirements and higher loss absorbency capital requirements. The IAIS is also developing ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs), which includes additional supervisory oversight based on its ICPs but also adds requirements and supervisory processes pertaining to the international business activities of IAIGs. AIG currently meets the parameters set forth to define an IAIG.

European Union (EU): Certain financial services firms with regulated entities in the EU, such as us, are subject to supplementary supervision, which seeks to enable supervisors to perform consolidated banking supervision and insurance group supervision at the level of the ultimate parent entity. The objective of supplementary supervision is to detect, monitor, manage and control group risks. The UK Prudential Regulatory Authority, the United Kingdom's prudential regulator, is our EU supervisory coordinator. The EU has also established a set of regulatory requirements for EU derivatives activities under the European Market Infrastructure Regulation (EMIR) that include, among other things, risk mitigation, risk management and regulatory reporting, which are effective, and clearing requirements expected to become effective in 2014.

The EU's Solvency II Directive (2009/138/EEC) (Solvency II), which is expected to become effective in 2016, includes minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. The impact on us will depend on whether the U.S. insurance regulatory regime is deemed "equivalent" to Solvency II; if the U.S. insurance regulatory regime is not equivalent, then we could be subjected to Solvency II standards.

Regulation of Foreign Insurance Company Subsidiaries: Generally, our subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements. Our foreign operations are also regulated in various jurisdictions with respect to currency, policy language and terms, advertising, amount and type of security deposits, amount and type of reserves, amount and type of capital to be held, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Some foreign countries also regulate rates on various types of policies.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

Federal Reserve Supervision

We are regulated by the FRB and subject to its examination, supervision and enforcement authority and reporting requirements as a SLHC and as a SIFI.

We are a SLHC within the meaning of the Home Owners' Loan Act (HOLA). Because we were grandfathered as a unitary SLHC within the meaning of HOLA when we organized AIG Federal Savings Bank and became a SLHC in 1999, we generally are not restricted under existing laws as to the types of business activities in which we may engage, as long as AIG Federal Savings Bank continues to be a qualified thrift lender.

Dodd-Frank has effected comprehensive changes to the regulation of financial services in the United States and subjects us to substantial additional federal regulation. The FRB supervises and regulates SLHCs, and the OCC supervises and regulates federal savings associations, such as AIG Federal Savings Bank. Dodd-Frank directs existing and newly-created government agencies and oversight bodies to promulgate regulations implementing the law, an ongoing process that has begun and is anticipated to continue over the next few years.

Changes mandated by Dodd-Frank include directing the FRB to promulgate minimum capital requirements for SLHCs. The FRB, the OCC and the Federal Deposit Insurance Corporation (FDIC) have established revised minimum leverage and risk-based capital requirements, which are based on accords established by the Basel Committee on Banking Supervision, that apply to bank holding companies and SLHCs, as well as to insured depository institutions, such as AIG Federal Savings Bank. The requirements, however, do not apply to SLHCs that are substantially engaged in insurance underwriting activities. The FRB expects to implement a capital framework for SLHCs that are substantially engaged in insurance underwriting activities by the time covered SLHCs must comply with the requirements in 2015.

As required by Dodd-Frank, the FRB has also proposed enhanced prudential standards (including minimum leverage and risk-based capital requirements) for SIFIs and has stated its intention to propose enhanced prudential standards for SLHCs pursuant to HOLA. We cannot predict whether the capital regulations will be adopted as proposed or what enhanced prudential standards the FRB will promulgate for SLHCs, either generally or as applicable to insurance businesses. Further, we cannot predict how the FRB will exercise general supervisory authority over us as a SIFI, although the FRB could, as a prudential matter, for example, limit our ability to pay dividends, repurchase shares of AIG Common Stock or acquire or enter into other businesses. We cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect the financial markets generally, impact our businesses, results of operations, cash flows or financial condition, or require us to raise additional capital or result in a downgrade of our credit ratings.

On July 8, 2013, AIG received notice from the U.S. Treasury that the Financial Stability Oversight Council (Council) has made a final determination that AIG should be supervised by the FRB as a SIFI pursuant to Dodd-Frank. As a SIFI, we are regulated by the FRB both in that capacity and, for as long as AIG continues to control an insured depository institution, in our capacity as a SLHC. The regulations applicable to SIFIs and to SLHCs, when all have been adopted as final rules, may differ materially from each other. AIG is working to restructure AIG Federal Savings Bank into a trust-only thrift and deregister AIG as a SLHC.

As a SIFI, we anticipate we will be subject to:

•
stress tests to determine whether, on a consolidated basis, we have the capital necessary to absorb losses due to adverse economic conditions;

•
stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly resolution in the event of severe financial distress; and

•
an early remediation regime process to be administered by the FRB.

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

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

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

Volcker Rule

On December 10, 2013, the FRB, OCC, FDIC, SEC and CFTC adopted the final rule implementing Section 619 of Dodd-Frank, referred to as the "Volcker Rule." For as long as AIG Federal Savings Bank continues to be a qualified thrift lender, we and our affiliates are considered banking entities for purposes of the rule and, after the end of the rule's conformance period in July 2015 (subject to extension by the FRB until 2017), would be prohibited from "proprietary trading" and sponsoring or investing in "covered funds," subject to the rule's exceptions. The term "covered funds" includes hedge, private equity or similar funds and, in certain cases, issuers of asset-backed securities if such securities have equity-like characteristics. The Volcker Rule, as adopted, contains an exemption for proprietary trading and "covered fund" sponsorship or investment by a regulated insurance company or its affiliate for the general account of the regulated insurance company or a separate account established by the regulated insurance company. Even if we no longer control an insured depository institution, however, Dodd-Frank authorizes the FRB to subject SIFIs to additional capital requirements and quantitative limitations if they engage in activities prohibited for banking entities under the Volcker Rule.

Other Effects of Dodd-Frank

In addition, Dodd-Frank may also have the following effects on us:

•
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

•
Dodd-Frank provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect various activities of AIG and its insurance and financial services subsidiaries, including (i) regulatory reporting for swaps (which are regulated by the CFTC) and security-based swaps (which are regulated by the SEC), (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps and security-based swaps and (iii) margin and collateral requirements. Although the CFTC has not yet finalized certain requirements, many other requirements have taken effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps, and the mandatory trading of certain swaps on swap execution facilities or exchanges starting in February 2014. The SEC has proposed, but not yet finalized, rules with respect to the regulations and restrictions noted above. These regulations have affected and may further affect various activities of AIG and its insurance and financial services subsidiaries as rules are finalized to implement additional elements of the regulatory regime.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

  Similar regulations have been proposed or adopted outside the United States. For instance, the EU has also established a set of new regulatory requirements for EU derivatives activities under EMIR. These requirements include, among other things, various risk mitigation, risk management and regulatory reporting requirements that have already become effective and clearing requirements that are expected to become effective in 2014. These requirements could result in increased administrative costs with respect to our EU derivatives activities and overlapping or inconsistent regulation depending on the ultimate application of cross-border regulatory requirements between and among U.S. and non-U.S. jurisdictions.

•
Dodd-Frank mandated a study to determine whether stable value contracts should be included in the definition of "swap." If that study concludes that stable value contracts are swaps, Dodd-Frank authorizes certain federal regulators to determine whether an exemption from the definition of a swap for stable value contracts is appropriate and in the public interest. Certain of our affiliates participate in the stable value contract business. We cannot predict what regulations might emanate from the aforementioned study or be promulgated applicable to this business in the future.

•
Dodd-Frank established a Federal Insurance Office (FIO) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council . On December 12, 2013, the FIO released a Dodd-Frank mandated study on how to modernize and improve the system of insurance regulation in the United States. The report concluded that the uniformity and efficiency of the current state based regulatory system could be improved and highlighted areas in which Federal involvement is recommended. In the near-term, the FIO recommended that the states undertake reforms regarding capital adequacy, reform of insurer resolution practices, and marketplace regulation.

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

In addition to the adoption of Dodd-Frank in the United States, regulators and lawmakers around the world are actively reviewing the causes of the financial crisis and taking steps to avoid similar problems in the future. The FSB, consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly global systemically important financial institutions, should be regulated. These frameworks and recommendations address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including compensation, and a number of related issues associated with responses to the financial crisis. The FSB has directed the International Association of Insurance Supervisors (the IAIS, headquartered in Basel, Switzerland) to create standards relative to these areas and incorporate them within that body's Insurance Core Principles (ICPs). IAIS's ICPs form the baseline threshold against which countries' financial services regulatory efforts in the insurance sector are measured. That measurement is made by periodic Financial Sector Assessment Program

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

(FSAP) reviews conducted by the World Bank and the International Monetary Fund and the reports thereon spur the development of country-specific additional or amended regulatory changes. Lawmakers and regulatory authorities in a number of jurisdictions in which our subsidiaries conduct business have already begun implementing legislative and regulatory changes consistent with these recommendations, including proposals governing consolidated regulation of insurance holding companies by the Financial Services Agency in Japan, financial and banking regulation adopted in France and compensation regulations proposed or adopted by the financial regulators in Germany and the United Kingdom Prudential Regulation Authority.

The FSB has also charged the IAIS with developing a template for measuring systemic risks posed by insurer groups. The IAIS has requested data from selected insurers around the world to determine which elements of the insurance sector, if any, could materially and adversely impact other parts of the global financial services sector (e.g., commercial and investment banking, securities trading, etc.). The IAIS has provided its assessment template to the FSB. Based on this assessment template, on July 18, 2013, the FSB, in consultation with the IAIS and national authorities, identified an initial list of G-SIIs, which includes AIG. The IAIS intends G-SIIs to be subject to a policy framework that includes recovery and resolution planning requirements, enhanced group-wide supervision, basic capital requirements and higher loss absorbency (HLA) capital requirements. The IAIS is currently developing a basic capital requirement (BCR), which it expects to finalize by the end of 2014. The BCR is expected to cover all group activities and could be implemented by national authorities as soon as 2015. The BCR will also serve as a foundation for the application of HLA capital requirements, which the IAIS intends to focus on non-traditional and non-insurance activities. It is expected that the IAIS will develop HLA capital requirements by the end of 2015 and the G-SII policy framework will be fully implemented by 2019.

The IAIS is also developing a ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs), which includes additional supervisory oversight based on its ICPs but also adds requirements and supervisory processes pertaining to the international business activities of IAIGs. As currently delineated under the ComFrame, AIG meets the parameters set forth to define an IAIG. While we currently do not know when any ComFrame requirements will be finalized and become effective, the IAIS will undertake a field testing of the ComFrame, including the possibility of additional capital requirements for IAIGs, which is expected to commence in the beginning of 2014. It is expected that implementation of the ComFrame would begin in 2019.

Legislation in the European Union could also affect our international insurance operations. The Solvency II Directive (2009/138/EEC) (Solvency II), which was adopted on November 25, 2009 and is expected to become effective in 2016, reforms the insurance industry's solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. Solvency II is expected to be accompanied by Omnibus II, an EU proposal for a directive that also contains provisions for the capital treatment of products with long-term guarantees. Additionally, the European Insurance and Occupational Pensions Authority recently introduced interim guidelines effective January 1, 2014 that provide regulators in EU Member States with a framework to ensure that insurers make demonstrable progress towards meeting Solvency II requirements in 2016. The impact on us will depend on whether the U.S. insurance regulatory regime is deemed "equivalent" to Solvency II; if the U.S. insurance regulatory regime is not equivalent, then we, along with other U.S.-based insurance companies, could be required to be supervised under Solvency II standards. Whether the U.S. insurance regulatory regime will be deemed "equivalent" is still under consideration by European authorities and remains uncertain, so we are not currently able to predict the impact of Solvency II.

We expect that the regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.

Regulation of Insurance Subsidiaries

Certain states and other jurisdictions require registration and periodic reporting by insurance companies that are licensed in such jurisdictions and are controlled by other corporations. Applicable legislation typically requires periodic disclosure concerning the corporation that controls the registered insurer and the other companies in the holding company system and prior approval of intercompany services and transfers of assets, including in some instances payment of dividends by the insurance subsidiary, within the holding company system. Our subsidiaries are registered under such legislation in those jurisdictions that have such requirements.

Our insurance subsidiaries are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

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

In the U.S., the Risk-Based Capital (RBC) formula is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Virtually every state has adopted, in substantial part, the RBC Model Law promulgated by the NAIC, which allows states to act upon the results of RBC calculations, and provides for four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a calculated RBC ratio above the respective threshold through a mandatory regulatory takeover of the company. The action thresholds are based on RBC levels that are calculated so that a company subject to such actions is solvent but its future solvency is in doubt without some type of corrective action. The RBC formula computes a risk-adjusted surplus level by applying discrete factors to various asset, premium and reserve items. These factors are developed to be risk-sensitive so that higher factors are applied to items exposed to greater risk. The statutory surplus of each of our U.S.-based life and property and casualty insurance subsidiaries exceeded RBC minimum required levels as of December 31, 2013.

If any of our insurance entities fell below prescribed levels of statutory surplus, it would be our intention to provide appropriate capital or other types of support to that entity, under formal support agreements or capital maintenance agreements (CMAs) or otherwise. For additional details regarding CMAs that we have entered into with our insurance subsidiaries, see Item 7. MD&A — Liquidity and Capital Resources — Liquidity and Capital Resources of AIG Parent and Subsidiaries — AIG Property Casualty — AIG Life and Retirement and — Other Operations — Mortgage Guaranty.

The NAIC's Model Regulation "Valuation of Life Insurance Policies" (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs. See Item 1A — Risk Factors and Note 19 to the Consolidated Financial Statements for risks and additional information related to these statutory reserving requirements.

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

A substantial portion of AIG Property Casualty's business is conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies. Generally, our subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements, licenses issued by foreign authorities to our subsidiaries are subject to modification or revocation by such authorities, and therefore these subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate.

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

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

See Item 7. MD&A — Liquidity and Capital Resources — Regulation and Supervision and Note 19 to the Consolidated Financial Statements.

OUR COMPETITIVE ENVIRONMENT

Our businesses operate in a highly competitive global environment. Principal sources of competition are insurance companies, banks, and other non-bank financial institutions. We consider our principal competitors to be other large multinational insurance organizations. We describe our competitive strengths, our strategies to retain existing customers and attract new customers within each of our operating business segment descriptions.

OUR EMPLOYEES

At December 31, 2013, we had approximately 64,000 employees. We believe that our relations with our employees are satisfactory.

*     Includes approximately 600 employees of ILFC, which was held for sale at December 31, 2013.

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

DIRECTORS AND EXECUTIVE OFFICERS OF AIG

Information concerning the directors and executive officers of AIG as of February 20, 2014 is set forth below.

Name	Title	Age	Served as Director or Officer Since

Robert H. Benmosche	Director, President and Chief Executive Officer	69	2009
W. Don Cornwell	Director	66	2011
John H. Fitzpatrick	Director	57	2011
William G. Jurgensen	Director	62	2013
Christopher S. Lynch	Director	56	2009
Arthur C. Martinez	Director	74	2009
George L. Miles, Jr.	Director	72	2005
Henry S. Miller	Director	68	2010
Robert S. Miller	Chairman	72	2009
Suzanne Nora Johnson	Director	56	2008
Ronald A. Rittenmeyer	Director	66	2010
Douglas M. Steenland	Director	62	2009
Theresa M. Stone	Director	69	2013
Michael R. Cowan	Executive Vice President and Chief Administrative Officer	60	2011
William N. Dooley	Executive Vice President – Investments	60	1992
John Q. Doyle	Executive Vice President – Commercial Property and Casualty Insurance	50	2013
Peter D. Hancock	Executive Vice President – Property and Casualty Insurance	55	2010
David L. Herzog	Executive Vice President and Chief Financial Officer	54	2005
Kevin T. Hogan	Executive Vice President – Consumer Insurance	51	2013
Jeffrey J. Hurd	Executive Vice President – Human Resources and Communications	47	2010
Thomas A. Russo	Executive Vice President and General Counsel	70	2010
Siddhartha Sankaran	Executive Vice President and Chief Risk Officer	36	2010
Brian T. Schreiber	Executive Vice President and Deputy AIG Chief Investment Officer	48	2002
Jay S. Wintrob	Executive Vice President – Life and Retirement	56	1999
Charles S. Shamieh	Senior Vice President and Chief Corporate Actuary	47	2011

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

Robert Benmosche joined AIG as Chief Executive Officer in August 2009. Previously, he served as Chairman and Chief Executive Officer of MetLife, Inc. from September 1998 to February 2006 (Chairman until April 2006). He served as President of MetLife, Inc. from September 1999 to June 2004, President and Chief Operating Officer from November 1997 to June 1998, and Executive Vice President from September 1995 to October 1997. He has been a director of ILFC, our wholly-owned subsidiary, since June 2010. Mr. Benmosche served as a member of the Board of Directors of Credit Suisse Group from 2002 to April 2013.

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

AIG 2013 Form 10-K

ITEM 1 / BUSINESS

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

Kevin T. Hogan joined AIG as Chief Executive Officer of AIG Global Consumer Insurance in October 2013. Mr. Hogan joined Zurich Insurance Group in December 2008, serving as Chief Executive Officer of Global Life Americas until June 2010 and as Chief Executive Officer of Global Life from July 2010 to August 2013. From 1984 to 2008, Mr. Hogan held various positions with AIG, including Chief Operating Officer of American International Underwriters, AIG's Senior Life Division Executive for China and Taiwan and Chief Distribution Officer, Foreign Life and Retirement Services.

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
Current Reports on Form 8-K

•
Proxy Statements on Schedule 14A, as well as other filings with the SEC

Also available on our corporate website:

•
Charters for Board Committees: Audit, Nominating and Corporate Governance, Compensation and Management Resources, Finance and Risk Management, Regulatory, Compliance and Public Policy, and Technology Committees

•
Corporate Governance Guidelines (which include Director Independence Standards)

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

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

ITEM 1A / RISK FACTORS

Investing in AIG involves risk. In deciding whether to invest in AIG, you should carefully consider the following risk factors. Any of these risk factors could have a significant or material adverse effect on our businesses, results of operations, financial condition or liquidity. They could also cause significant fluctuations and volatility in the trading price of our securities. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect AIG. These factors should be considered carefully together with the other information contained in this report and the other reports and materials filed by us with the Securities and Exchange Commission (SEC). Further, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity.

MARKET CONDITIONS

Difficult conditions in the global capital markets and the economy may materially and adversely affect our businesses, results of operations, financial condition and liquidity. Our businesses are highly dependent on the economic environment, both in the U.S. and around the world. Extreme market events, such as the global financial crisis during 2008 and 2009, have at times led, and could in the future lead, to a lack of liquidity, highly volatile markets, a steep depreciation in asset values across all classes, an erosion of investor and public confidence, and a widening of credit spreads. Concerns and events beyond our control, such as uncertainty as to the U.S. debt ceiling, the continued funding of the U.S. government, U.S. fiscal and monetary policy, the U.S. housing market, and concerns about European sovereign debt risk and the European banking industry, have in the past, and may in the future, adversely affect liquidity, increase volatility, decrease asset prices, erode confidence and lead to wider credit spreads. Difficult economic conditions could also result in increased unemployment and a severe decline in business across a wide range of industries and regions. These market and economic factors could have a material adverse effect on our businesses, results of operations, financial condition and liquidity.

Under difficult economic or market conditions, we could experience reduced demand for our products and an elevated incidence of claims and lapses or surrenders of policies. Contract holders may choose to defer or cease paying insurance premiums. Other ways in which we could be negatively affected by economic conditions include, but are not limited to:

•
declines in the valuation and performance of our investment portfolio, including declines attributable to rapid increases in interest rates;

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

Sustained low interest rates may materially and adversely affect our profitability. Recent periods have been characterized by low interest rates relative to historical levels. Sustained low interest rates can negatively affect the performance of our investment securities and reduce the level of investment income earned on our investment

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

portfolios. If a low interest rate environment persists, we may experience slower investment income growth. Due to practical and capital markets limitations, we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. Continued low interest rates could also impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued.

INVESTMENT PORTFOLIO, CONCENTRATION OF INVESTMENTS, INSURANCE AND OTHER EXPOSURES

The performance and value of our investment portfolio are subject to a number of risks and uncertainties, including changes in interest rates. Our investment securities are subject to market risks and uncertainties. In particular, interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political issues and other factors beyond our control. Changes in monetary policy or other factors may cause interest rates to rise, which would adversely affect the value of the fixed income securities that we hold and could adversely affect our ability to sell these securities. In addition, the evaluation of available-for-sale securities for other-than-temporary impairments, which may occur if interest rates rise, is a quantitative and qualitative process that is subject to significant management judgment. For a sensitivity analysis of our exposure to certain market risk factors, see Item 7. MD&A — Enterprise Risk Management — Market Risk Management. Furthermore, our alternative investment portfolio includes investments for which changes in fair value are reported through operating income and are therefore subject to significant volatility. In an economic downturn or declining market, the reduction in our investment income due to decreases in the fair value of alternative investments could have a material adverse effect on operating income.

Our investment portfolio is concentrated in certain segments of the economy. Our results of operations and financial condition have in the past been, and may in the future be, adversely affected by the degree of concentration in our investment portfolio. We have concentrations in real estate and real estate-related securities, including residential mortgage-backed, commercial mortgage-backed and other asset-backed securities and commercial mortgage loans. We also have significant exposures to financial institutions and, in particular, to money center and global banks; U.S. state and local government issuers and authorities; PICC Group and PICC P&C, as a result of our strategic investments; and Euro Zone financial institutions, governments and corporations. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may adversely affect our investments to the extent they are concentrated in such segments. Our ability to sell assets concentrated in such areas may be limited.

Concentration of our insurance and other risk exposures may have adverse effects. We may be exposed to risks as a result of concentrations in our insurance policies, derivatives and other obligations that we undertake for customers and counterparties. We manage these concentration risks by monitoring the accumulation of our exposures by factors such as exposure type, industry, geographic region, counterparty and other factors. We also seek to use reinsurance, hedging and other arrangements to limit or offset exposures that exceed the limits we wish to retain. In certain circumstances, however, these risk management arrangements may not be available on acceptable terms or may prove to be ineffective for certain exposures. Also, our exposure may be so large that even a slightly adverse experience compared to our expectations may have a material adverse effect on our consolidated results of operations or financial condition, or result in additional statutory capital requirements for our subsidiaries.

Our valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations, financial condition and liquidity. During periods of market disruption, it may be difficult to value certain of our investment securities if trading becomes less frequent and/or market data becomes less observable. There may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the financial environment or market conditions in effect at that time. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. These values may not be realized in a market transaction, may not reflect the loan value of the asset and may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value and/or an inability to realize that value in a market transaction or secured lending transaction may have a material adverse effect on our results of operations, financial condition and liquidity.

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

RESERVES AND EXPOSURES

Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events. Events such as hurricanes, windstorms, flooding, earthquakes, acts of terrorism, explosions and fires, cyber crimes, product defects, pandemic and other highly contagious diseases, mass torts and other catastrophes have adversely affected our business in the past and could do so in the future. In addition, we recognize the scientific consensus that climate change is a reality of increasing concern, indicated by higher concentrations of greenhouse gases, a warming atmosphere and ocean, diminished snow and ice, and sea level rise. We understand that climate change potentially poses a serious financial threat to society as a whole, with implications for the insurance industry in areas such as catastrophe risk perception, pricing and modeling assumptions. Because there is significant variability associated with the impacts of climate change, we cannot predict how physical, legal, regulatory and social responses may impact our business.

Such catastrophic events, and any relevant regulations, could expose us to:

•
widespread claim costs associated with property, workers' compensation, A&H, business interruption and mortality and morbidity claims;

•
loss resulting from a decline in the value of our invested assets;

•
limitations on our ability to recover deferred tax assets;

•
loss resulting from actual policy experience that is adverse compared to the assumptions made in product pricing;

•
declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties we transact business with and have credit exposure to, including reinsurers, and declines in the value of investments; and

•
significant interruptions to our systems and operations.

Catastrophic events are generally unpredictable. Our exposure to catastrophes depends on various factors, including the frequency and severity of the catastrophes, the rate of inflation and the value and geographic concentration of insured property and people. Vendor models and proprietary assumptions and processes that we use to manage catastrophe exposure may prove to be ineffective due to incorrect assumptions or estimates.

In addition, legislative and regulatory initiatives and court decisions following major catastrophes could require us to pay the insured beyond the provisions of the original insurance policy and may prohibit the application of a deductible, resulting in inflated catastrophe claims.

For further details on potential catastrophic events, including a sensitivity analysis of our exposure to certain catastrophes, see Item 7. MD&A — Enterprise Risk Management — Insurance Operations Risks — AIG Property Casualty Key Insurance Risks.

Insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses. We regularly review the adequacy of the established Liability for unpaid claims and claims adjustment expense and conduct extensive analyses of our reserves during the year. Our loss reserves, however, may develop adversely. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process, particularly for long-tail casualty lines of business. These include, but are not limited to, general liability, commercial automobile liability, environmental, workers' compensation, excess casualty and crisis management coverages, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, D&O and products liability.

While we use a number of analytical reserve development techniques to project future loss development, reserves may be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be due to difficulties in predicting changes, such as changes in inflation, the judicial environment, or other social or economic factors affecting claims. Any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time after we record the initial loss reserve estimates for any accident year or number of years. For a further discussion of our loss reserves, see Item 7. MD&A — Results of Operations — Segment Results — AIG Property Casualty Operations — Liability for Unpaid Claims and Claims Adjustment Expense and Critical

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

Accounting Estimates — Liability for Unpaid Claims and Claims Adjustment Expense (AIG Property Casualty and Mortgage Guaranty).

Reinsurance may not be available or affordable and may not be adequate to protect us against losses. Our subsidiaries are major purchasers of reinsurance and we use reinsurance as part of our overall risk management strategy, and have continued our strategy, adopted in 2010, to improve the allocation of our reinsurance between traditional reinsurance markets and the capital markets, such as through the utilization of catastrophe bonds, to manage risks more efficiently. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured under our policies, it does make the reinsurer liable to them for the reinsured portion of the risk. For this reason, reinsurance is an important risk management tool to manage transaction and insurance line risk retention and to mitigate losses from catastrophes. Market conditions beyond our control determine the availability and cost of reinsurance. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. As a result, we may, at certain times, be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In that case, we would have to accept an increase in exposure risk, reduce the amount of business written by our subsidiaries or seek alternatives. Additionally, we are exposed to credit risk with respect to our subsidiaries' reinsurers to the extent the reinsurance receivable is not secured by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer may be unwilling to pay amounts we have recorded as reinsurance recoverable for any reason, including that (i) the terms of the reinsurance contract do not reflect the intent of the parties of the contract, (ii) the terms of the contract cannot be legally enforced, (iii) the terms of the contract are interpreted by a court differently than intended, (iv) the reinsurance transaction performs differently than we anticipated due to a flawed design of the reinsurance structure, terms or conditions, or (v) a change in laws and regulations, or in the interpretation of the laws and regulations, materially impacts a reinsurance transaction. The insolvency of one or more of our reinsurers, or inability or unwillingness to make timely payments under the terms of our agreements, could have a material adverse effect on our results of operations and liquidity. Additionally, the use of catastrophe bonds may not provide the same levels of protection as traditional reinsurance transactions and any disruption, volatility and uncertainty in the catastrophe bond market, such as following a major catastrophe event, may limit our ability to access such market on terms favorable to us or at all. Also, some catastrophe bond transactions may be based on an industry loss index rather than on actual losses incurred by us, which would result in residual risk. Our inability to obtain adequate reinsurance or other protection could have a material adverse effect on our business, results of operations and financial condition.

We currently have limited reinsurance coverage for terrorist attacks. Further, the availability of private sector reinsurance for terrorism is limited. As a result, we rely heavily on the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA), which provides U.S. government risk assistance to the insurance industry to manage the exposure to terrorism incidents in the United States. Under TRIPRA, once our losses for certain acts of terrorism exceed a deductible equal to 20 percent of our commercial property and casualty insurance premiums for the prior calendar year, the federal government will reimburse us for 85 percent of losses in excess of our deductible, up to a total industry program limit of $100 billion. However, TRIPRA is scheduled to expire in December 2014, and there is no assurance that TRIPRA will be renewed in its current form or at all. To the extent that TRIPRA is renewed on less favorable terms or is not renewed at all, we may not hold adequate terrorism reinsurance coverage or reserves in the event of one or more insured terrorist incidents in the United States, which could result in a material adverse effect on our business, results of operations, financial condition and liquidity.

For additional information on our reinsurance, see Item 7. MD&A — Enterprise Risk Management — Insurance Operations Risks — AIG Property Casualty Key Insurance Risks — Reinsurance Recoverable.

LIQUIDITY, CAPITAL AND CREDIT

Our internal sources of liquidity may be insufficient to meet our needs. We need liquidity to pay our operating expenses, interest on our debt, maturing debt obligations and to meet any statutory capital requirements of our subsidiaries. If our liquidity is insufficient to meet our needs, we may at the time need to have recourse to third-party financing, external capital markets or other sources of liquidity, which may not be available or could be prohibitively expensive. The availability and cost of any additional financing at any given time depends on a variety of factors, including general market conditions, the volume of trading activities, the overall availability of credit, regulatory actions and our credit ratings and credit capacity. It is also possible that, as a result of such recourse to external financing, customers, lenders or investors could develop a negative perception of our long-or short-term financial

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

prospects. Disruptions, volatility and uncertainty in the financial markets, and downgrades in our credit ratings, may limit our ability to access external capital markets at times and on terms favorable to us to meet our capital and liquidity needs or prevent our accessing the external capital markets or other financing sources. For a further discussion of our liquidity, see Item 7. MD&A — Liquidity and Capital Resources.

A downgrade in our credit ratings could require us to post additional collateral and result in the termination of derivative transactions. Credit ratings estimate a company's ability to meet its obligations and may directly affect the cost and availability of financing. A downgrade of our long-term debt ratings by the major rating agencies would require us to post additional collateral payments related to derivative transactions to which we are a party, and could permit the termination of these derivative transactions. This could adversely affect our business, our consolidated results of operations in a reporting period or our liquidity. In the event of further downgrades of two notches to our long-term senior debt ratings, AIG would be required to post additional collateral of $111 million, and certain of our counterparties would be permitted to elect early termination of contracts.

AIG Parent's ability to access funds from our subsidiaries is limited. As a holding company, AIG Parent depends on dividends, distributions and other payments from its subsidiaries to fund dividends on AIG Common Stock and to make payments due on its obligations, including its outstanding debt. The majority of our investments are held by our regulated subsidiaries. Our subsidiaries may be limited in their ability to make dividend payments or advance funds to AIG Parent in the future because of the need to support their own capital levels or because of regulatory limits. The inability of our subsidiaries to make payments, dividends or distributions in an amount sufficient to enable AIG Parent to meet its cash requirements could have an adverse effect on our operations, our ability to pay dividends or our ability to meet our debt service obligations.

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

Our subsidiaries may not be able to generate cash to meet their needs due to the illiquidity of some of their investments. Our subsidiaries have investments in certain securities that may be illiquid, including certain fixed income securities and certain structured securities, private company securities, private equity funds and hedge funds, mortgage loans, finance receivables and real estate. Collectively, investments in these assets had a fair value of $49 billion at December 31, 2013. Adverse real estate and capital markets, and tighter credit spreads, have in the past, and may in the future, materially adversely affect the liquidity of our other securities portfolios, including our residential and commercial mortgage-related securities portfolios. In the event additional liquidity is required by one or more of our subsidiaries and AIG Parent is unable to provide it, it may be difficult for these subsidiaries to generate additional liquidity by selling, pledging or otherwise monetizing these less liquid investments.

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

BUSINESS AND OPERATIONS

Interest rate fluctuations, increased surrenders, declining investment returns and other events may require our subsidiaries to accelerate the amortization of DAC and record additional liabilities for future policy benefits. We incur significant costs in connection with acquiring new and renewal insurance business. DAC represents deferred costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business. The recovery of DAC is generally dependent upon the future profitability of the related business, but DAC amortization varies based on the type of contract. For long-duration traditional business, DAC is

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

generally amortized in proportion to premium revenue and varies with lapse experience. Actual lapses in excess of expectations can result in an acceleration of DAC amortization.

DAC for investment-oriented products is generally amortized in proportion to estimated gross profits. Estimated gross profits are affected by a number of assumptions, including current and expected interest rates, net investment income and spreads, net realized gains and losses, fees, surrender rates, mortality experience and equity market returns and volatility. If actual and/or future estimated gross profits are less than originally expected, then the amortization of DAC would be accelerated in the period the actual experience is known and would result in a charge to income. For example, if interest rates rise rapidly and significantly, customers with policies that have interest crediting rates below the current market may seek competing products with higher returns and we may experience an increase in surrenders and withdrawals of life and annuity contracts, resulting in a decrease in future profitability and an acceleration of the amortization of DAC.

We also periodically review products for potential loss recognition events, principally insurance-oriented products. This review involves estimating the future profitability of in-force business and requires significant management judgment about assumptions including mortality, morbidity, persistency, maintenance expenses, and investment returns, including net realized capital gains (losses). If actual experience or estimates result in projected future losses, we may be required to amortize any remaining DAC and record additional liabilities through a charge to policyholder benefit expense, which could negatively affect our results of operations. For example, realized gains on investment sales in 2012 and 2013 have reduced future investment margins and required the recognition of additional liabilities for certain payout annuities. For further discussion of DAC and future policy benefits, see Item 7. MD&A — Critical Accounting Estimates and Notes 9 and 12 to the Consolidated Financial Statements.

Certain of our products offer guarantees that may increase the volatility of our results. We offer variable annuity products that guarantee a certain level of benefits, such as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). For GMDB, our most widely offered guaranteed benefit feature, the liabilities included in Future policyholder benefits at December 31, 2013 were $355 million. Our economic hedging program utilizes derivative instruments, including equity options, futures contracts and interest rate swap contracts, and is designed so that changes in value of the derivative instruments move in the opposite direction of changes in the GMWB and GMAV embedded derivative liabilities. Differences between the change in fair value of GMWB and GMAV embedded derivative liabilities and the hedging instruments can be caused by extreme and unanticipated movements in the equity markets, interest rates and market volatility, policyholder behavior and our inability to purchase hedging instruments at prices consistent with the desired risk and return trade-off. While we believe that our actions have reduced the risks related to guaranteed benefits, our exposure is not fully hedged, and we remain liable if counterparties are unable or unwilling to pay. In addition, we remain exposed to the risk that policyholder behavior and mortality may differ from our assumptions. Finally, downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the liabilities associated with the guaranteed benefits, reducing our net income and shareholders' equity. See Note 13 to the Consolidated Financial Statements and Item 7. MD&A — Critical Accounting Estimates for more information regarding these products.

Indemnity claims could be made against us in connection with divested businesses. We have provided financial guarantees and indemnities in connection with the businesses we have sold, including ALICO, as described in greater detail in Note 15 to the Consolidated Financial Statements. While we do not currently believe the claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity. See Note 15 to the Consolidated Financial Statements for more information on these financial guarantees and indemnities.

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

The degree of regulation and supervision in foreign jurisdictions varies. AIG subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements and it is possible that local licenses may require AIG Parent to

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

meet certain conditions. Licenses issued by foreign authorities to our subsidiaries are subject to modification and revocation. Consequently, our insurance subsidiaries could be prevented from conducting future business in some of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect our results of operations, depending on the magnitude of the event and our financial exposure at that time in that country.

We may experience difficulty in marketing and distributing products through our current and future distribution channels. Although we distribute our products through a wide variety of distribution channels, we maintain relationships with certain key distributors. Distributors have in the past, and may in the future, elect to renegotiate the terms of existing relationships, or reduce or terminate their distribution relationships with us, including for such reasons as industry consolidation of distributors or other industry changes that increase the competition for access to distributors, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our businesses, operating results and financial condition.

In addition, when our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution, despite our training and compliance programs. If our products are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner, we may suffer reputational and other harm to our business.

Significant conditions precedent must be satisfied to complete the sale of the common stock of ILFC on the agreed terms. On December 16, 2013, AIG and AIG Capital Corporation (Seller), a wholly-owned direct subsidiary of AIG, entered into a definitive agreement (the AerCap Share Purchase Agreement) with AerCap Holdings N.V. (AerCap) and AerCap Ireland Limited (Purchaser), a wholly-owned subsidiary of AerCap, for the sale of 100% of the common stock of ILFC by Seller to Purchaser (such transaction, the AerCap Transaction). Under the terms of the AerCap Share Purchase Agreement, consummation of the AerCap Transaction is subject to the satisfaction or waiver of a number of conditions precedent, such as certain customary conditions and other closing conditions, including the receipt of approvals or non-disapprovals from antitrust and other regulatory bodies. The AerCap Transaction was approved by AerCap shareholders on February 13, 2014.

Any relevant regulatory body may refuse its approval or may seek to make its approval subject to compliance by ILFC or the Purchaser with unanticipated or onerous conditions. Even if approval is not required, the regulator may impose requirements on ILFC subsequent to consummation of the AerCap Transaction. We or the Purchaser might not agree to such conditions or requirements and may have a contractual right to terminate the AerCap Share Purchase Agreement.

In addition to other customary termination events, the Share Purchase Agreement allows termination by (i) AIG, Seller or Purchaser if the closing of the AerCap Transaction has not occurred on or before September 16, 2014 (the Long-Stop Date), subject to an extension to December 16, 2014 for the receipt of certain approvals, (ii) AIG, Seller or Purchaser in the event that approvals or non-disapprovals from certain regulatory bodies have not been obtained by the Long-Stop Date (as extended), (iii) AIG or Seller, if the AerCap board of directors withdraws or adversely modifies its approval of the AerCap Transaction or (iv) AIG or Seller if all conditions are satisfied, AIG and Seller are prepared to close but Purchaser fails to close the AerCap Transaction as required.

Because of the closing conditions and termination rights applicable to the AerCap Transaction, completion of the AerCap Transaction is not assured or may be delayed or, even if the transaction is completed, the terms of the sale may need to be significantly restructured.

The completion of the AerCap Transaction as contemplated could expose us to additional risks related to AerCap's stock and credit. Upon completion of the AerCap Transaction, we will hold approximately 46 percent of the common stock of AerCap. As a result, declines in the value of AerCap's common stock, and the other effects of our accounting for this investment under the equity method of accounting, could have a material adverse effect on our results of operations in a reporting period.

In addition, in connection with the AerCap Transaction, AIG, AerCap, Purchaser, AerCap Ireland Capital Limited (AerCap Ireland) and certain subsidiaries of AerCap, as guarantors, entered into a credit agreement for a senior unsecured revolving credit facility between AerCap Ireland, as borrower, and AIG, as lender and administrative agent (the Revolving Credit Facility). The Revolving Credit Facility provides for an aggregate commitment of $1 billion and

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

permits loans for general corporate purposes. An event of default under the Revolving Credit Facility could have a material adverse effect on our results of operations and financial condition.

Failure to complete the AerCap Transaction could negatively affect our businesses and financial results. If the AerCap Transaction is not completed, the ongoing businesses of ILFC and AIG may be adversely affected and we will be subject to several risks, including the following:

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

•
we will have incurred certain significant costs relating to the disposition of ILFC without receiving the benefits of the AerCap Transaction, and may incur further significant costs if an alternative monetization plan is undertaken;

•
negative customer perception could adversely affect ILFC's ability to compete for, maintain or win new and existing business in the marketplace; and

•
potential further diversion of our management's time and attention.

Significant legal proceedings may adversely affect our results of operations or financial condition. We are party to numerous legal proceedings, including securities class actions and regulatory and governmental investigations. Due to the nature of these proceedings, the lack of precise damage claims and the type of claims we are subject to, we cannot currently quantify our ultimate or maximum liability for these actions. Developments in these unresolved matters could have a material adverse effect on our consolidated financial condition or consolidated results of operations for an individual reporting period. Starr International Company, Inc. (SICO) has brought suits against the United States (including the Federal Reserve Bank of New York) challenging the government's assistance of AIG, pursuant to which (i) AIG entered into a credit facility with the Federal Reserve Bank of New York; (ii) the United States received an approximately 80 percent ownership interest in AIG; and (iii) AIG entered into transactions involving Maiden Lane III LLC. The United States has alleged that AIG is obligated to indemnify the United States for any recoveries in these lawsuits. A determination that the United States is liable for damages in such suits, together with a determination that AIG is obligated to indemnify the United States, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a discussion of the SICO litigation and other unresolved matters, see Note 15 to the Consolidated Financial Statements.

If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could adversely affect our consolidated financial condition or results of operations. We use computer systems to store, retrieve, evaluate and utilize customer, employee, and company data and information. Some of these systems in turn, rely upon third-party systems. Our business is highly dependent on our ability to access these systems to perform necessary business functions, including providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a natural disaster, a computer virus, a terrorist attack or other disruption inside or outside the U.S., our systems may be inaccessible to our employees, customers or business partners for an extended period of time, and our employees may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems have in the past been, and may in the future be, subject to unauthorized access, such as physical or electronic break-ins or unauthorized tampering. Like other global companies, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. AIG maintains cyber risk insurance, but this insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. In some cases, such unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations.

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

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

REGULATION

Our businesses are heavily regulated and changes in regulation may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability. Our operations generally, and our insurance subsidiaries, in particular, are subject to extensive and potentially conflicting supervision and regulation by national authorities and by the various jurisdictions in which we do business. Supervision and regulation relate to numerous aspects of our business and financial condition. State and foreign regulators also periodically review and investigate our insurance businesses, including AIG-specific and industry-wide practices. The primary purpose of insurance regulation is the protection of our insurance contract holders, and not our investors. The extent of domestic regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments.

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

In the U.S., the RBC formula is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Virtually every state has adopted, in substantial part, the RBC Model Law promulgated by the NAIC, which specifies the regulatory actions the insurance regulator may take if an insurer's RBC calculations fall below specific thresholds. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC ratio to a mandatory regulatory takeover of the company. Regulators at the federal and international levels are also considering the imposition of additional capital requirements on certain insurance companies, which may include us, that may augment or even displace state-law RBC standards that apply at the legal entity level, and such capital calculations may be made on bases other than the statutory statements of our insurance subsidiaries. See "Our status as a savings and loan holding company and a systemically important financial institution, as well as the enactment of Dodd-Frank, will subject us to substantial additional federal regulation, which may materially and adversely affect our businesses, results of operations and cash flows" and "Actions by foreign governments and regulators could subject us to substantial additional regulation" below for additional information on increased capital requirements that may be imposed on us. We cannot predict the effect these initiatives may have on our business, results of operations, cash flows and financial condition.

The degree of regulation and supervision in foreign jurisdictions varies. AIG subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements and it is possible that local licenses may require AIG Parent to meet certain conditions. Licenses issued by foreign authorities to our subsidiaries are subject to modification and revocation. Thus, our insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect our results of operations, liquidity and financial condition, depending on the magnitude of the event and our financial exposure at that time in that country.

See Item 1. Business — Regulation for further discussion of our regulatory environment.

Our status as a savings and loan holding company and a systemically important financial institution, as well as the enactment of Dodd-Frank , will subject us to substantial additional federal regulation, which may materially and adversely affect our businesses, results of operations and cash flows. On July 21, 2010, Dodd-Frank, which effects comprehensive changes to the regulation of financial services in the United States, was

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

signed into law. Dodd-Frank directs existing and newly created government agencies and bodies to promulgate regulations implementing the law, an ongoing process anticipated to continue over the next few years.

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

See Item 1. Business — Regulation for further discussion of the details of the aforementioned regulations to which AIG and its businesses are subject.

Actions by foreign governments and regulators could subject us to substantial additional regulation. We cannot predict the impact laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our businesses, results of operations or cash flows. It is possible such laws and regulations, and the impact of our designation as a global systemically important insurer (G-SII), may significantly alter our business practices, limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is possible that the laws and regulations adopted in foreign jurisdictions will differ from one another and that they could be inconsistent with the laws and regulations of other jurisdictions including the United States.

In addition to the adoption of Dodd-Frank in the United States, regulators and lawmakers around the world are actively reviewing the causes of the financial crisis and taking steps to avoid similar problems in the future. The FSB, consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly global systemically important financial institutions, should be regulated. These frameworks and recommendations address such issues as financial group supervision, capital and solvency standards, corporate governance including compensation, and a number of related issues associated with responses to the financial crisis. The FSB has directed the IAIS to create standards relative to these areas and incorporate them within that body's ICPs. Lawmakers and regulatory authorities in a number of jurisdictions in which our subsidiaries conduct business have already begun implementing legislative and regulatory changes consistent with these recommendations.

The FSB has also charged the IAIS with developing a template for measuring systemic risks posed by insurer groups. The IAIS has requested data from selected insurers around the world to determine which elements of the insurance sector, if any, could materially and adversely impact other parts of the global financial services sector (e.g., commercial and investment banking, securities trading, etc.). The IAIS has provided its assessment template to the FSB. Based on this assessment template, on July 18, 2013, the FSB, in consultation with the IAIS and national authorities, identified an initial list of global systemically important insurers (G-SIIs), which includes AIG. The IAIS intends G-SIIs to be subject to a policy framework that includes recovery and resolution planning requirements, enhanced group-wide supervision, basic capital requirements (BCR) and higher loss absorbency (HLA) capital requirements.

The IAIS is also developing a ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs), which includes additional supervisory oversight based on its ICPs but also adds requirements and supervisory processes pertaining to the international business activities of IAIGs. As currently delineated under the ComFrame, we meet the parameters set forth to define an IAIG. While we currently do not know when any ComFrame requirements will be finalized and become effective, the IAIS will undertake a field testing of the ComFrame, including the possibility of additional capital requirements for IAIGs, which is expected to commence in the beginning of 2014. It is expected that implementation of the ComFrame would begin in 2019.

Solvency II Legislation in the European Union could also affect our international insurance operations by reforming minimum capital and solvency requirements, governance requirements, risk management and public reporting standards.

For further details on these international regulations and their potential impact on AIG and its businesses, see Item 1. Business — Regulation — Other Regulatory Developments.

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

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

Attempts to efficiently manage the impact of Regulation XXX and Actuarial Guideline AXXX may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations. The NAIC Model Regulation "Valuation of Life Insurance Policies" (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees. In addition, NAIC Actuarial Guideline 38 (AXXX) (Guideline AXXX) clarifies the application of Regulation XXX as to certain universal life insurance policies with secondary guarantees.

AIG Life and Retirement manages the capital impact on its life insurers of statutory reserve requirements under Regulation XXX and Guideline AXXX through affiliated reinsurance transactions, to maintain our ability to offer competitive pricing and successfully market such products. See Note 19 to the Consolidated Financial Statements for additional information on statutory reserving requirements under Regulation XXX and Guideline AXXX and our use of affiliated reinsurance. The NAIC, the New York State Department of Financial Services and other regulators have increased their focus on life insurers' affiliated reinsurance transactions used to satisfy certain reserve requirements or to manage the capital impact of certain statutory reserve requirements, particularly transactions using captive insurance companies or special purpose vehicles. While AIG Life and Retirement does not use captive or special purpose vehicle structures for this purpose, we cannot predict whether any applicable insurance laws will be changed in a way that prohibits or adversely impacts the use of affiliated reinsurance. If regulations change, we could be required to increase statutory reserves, increase prices on our products or incur higher expenses to obtain reinsurance, which could adversely affect our competitive position, financial condition or results of operations. If our actions to efficiently manage the impact of Regulation XXX or Guideline AXXX on future sales of term and universal life insurance products are not successful, we may reduce the sales of these products or incur higher operating costs, or it may impact our sales of these products.

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

An "ownership change" could limit our ability to utilize tax losses and credits carryforwards to offset future taxable income. As of December 31, 2013, we had a U.S. federal net operating loss carryforward of approximately $34.2 billion, $ 1.1 billion in capital loss carryforwards and $5.8 billion in foreign tax credits (tax losses and credits carryforwards). Our ability to use such tax attributes to offset future taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur when the percentage of AIG Parent's ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax losses and credits carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax losses and credits carryforwards arising from an ownership change under Section 382 would depend on the value of our equity at the time of any ownership change.

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

If we were to experience an "ownership change", it is possible that a significant portion of our tax losses and credits carryforwards could expire before we would be able to use them to offset future taxable income.

On March 9, 2011, our Board adopted our Tax Asset Protection Plan (the Plan) to help protect these tax losses and credits carryforwards, and on January 8, 2014, the Board adopted an amendment to the Plan, extending its expiration date to January 8, 2017. The Board intends to submit the amendment of the Plan to our shareholders for ratification at our 2014 Annual Meeting of Shareholders. At our 2011 Annual Meeting of Shareholders, shareholders adopted a protective amendment to our Restated Certificate of Incorporation (Protective Amendment), which is designed to prevent certain transfers of AIG Common Stock that could result in an "ownership change" and currently expires on May 11, 2014. The Board intends to submit to our shareholders for approval at our 2014 Annual Meeting of Shareholders an amendment to our Restated Certificate of Incorporation to adopt a successor to the Protective Amendment that contains substantially the same terms as the Protective Amendment but would expire on the third anniversary of the date of our 2014 Annual Meeting of Shareholders.

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

In addition to proposing to change the taxation of corporations in general and insurance companies in particular, the Executive Branch of the U.S. Government and Congress have considered proposals that could increase taxes on owners of insurance products. For example, there are proposals that would limit the deferral of tax on income from life and annuity contracts relative to other investment products. These changes could reduce demand in the U.S. for life insurance and annuity contracts, or cause consumers to shift from these contracts to other investments, which would reduce our income due to lower sales of these products or potential increased surrenders of in-force business.

Governments' need for additional revenue makes it likely that there will be continued proposals to change tax rules in ways that would reduce our earnings. However, it remains difficult to predict whether or when there will be any tax law changes having a material adverse effect on our financial condition or results of operations.

BUSINESS AND OPERATIONS OF ILFC PRIOR TO COMPLETION OF THE AERCAP TRANSACTION

We will be subject to the following risks until we complete the AerCap Transaction:

Our aircraft leasing business depends on lease revenues and exposes us to the risk of lessee nonperformance. A decrease in ILFC's customers' ability to meet their obligations to ILFC under their leases may negatively affect our business, results of operations and cash flows.

Customer demand for certain aircraft may be lower than anticipated, which could negatively impact ILFC's business. Aircraft are long-lived assets and demand for a particular model and type can decline over time. Demand may fall for a variety of reasons, including obsolescence following the introduction of newer technologies, market saturation due to increased production rates, technical problems associated with a particular model, new

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

manufacturers entering the marketplace, additional governmental regulation, or the overall health of the airline industry. This may result in declining lease rates, losses on sales, impairment charges or fair value adjustments and may adversely affect ILFC's business and our consolidated financial condition, results of operations and cash flows.

COMPETITION AND EMPLOYEES

We face intense competition in each of our businesses. Our businesses operate in highly competitive environments, both domestically and overseas. Our principal competitors are other large multinational insurance organizations, as well as banks, investment banks and other non-bank financial institutions. The insurance industry in particular is highly competitive. Within the U.S., AIG Property Casualty subsidiaries compete with approximately 4,000 other stock companies, specialty insurance organizations, mutual insurance companies and other underwriting organizations. AIG Life and Retirement subsidiaries compete in the U.S. with approximately 2,300 life insurance companies and other participants in related financial services fields. Overseas, our subsidiaries compete for business with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies.

The past reduction of our credit ratings and past negative publicity have made, and may continue to make, it more difficult to compete to retain existing customers and to maintain our historical levels of business with existing customers and counterparties. General insurance and life insurance companies compete through a combination of risk acceptance criteria, product pricing, and terms and conditions. Retirement services companies compete through crediting rates and the issuance of guaranteed benefits. A decline in our position as to any one or more of these factors could adversely affect our profitability.

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

Mr. Benmosche may be unable to continue to provide services to AIG due to his health. Robert Benmosche, our President and Chief Executive Officer, was diagnosed with cancer and has been undergoing treatment for his disease. He continues to fulfill all of his responsibilities and has stated his desire to continue in such roles until the first quarter of 2015. However, his condition may change and prevent him from continuing to perform these roles.

Managing key employee succession and retention is critical to our success. We would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. While we have succession plans and long-term compensation plans designed to retain our employees, our succession plans may not operate effectively and our compensation plans cannot guarantee that the services of these employees will continue to be available to us.

Employee error and misconduct may be difficult to detect and prevent and may result in significant losses. There have been a number of cases involving fraud or other misconduct by employees in the financial services industry in recent years and we run the risk that employee misconduct could occur. Instances of fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, misuse of customer or proprietary information, or failure to comply with regulatory requirements or our internal policies may result in losses. It is not always possible to deter or prevent employee misconduct, and the controls that we have in place to prevent and detect this activity may not be effective in all cases.

ESTIMATES AND ASSUMPTIONS

Actual experience may differ from management's estimates used in the preparation of financial statements. Our financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP), which requires the application of accounting policies that often involve a significant degree of judgment. The accounting policies that we consider most dependent on the application of estimates and assumptions, and therefore may be viewed as critical accounting estimates, are described in Item 7. MD&A — Critical Accounting Estimates. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates are based on judgment, current facts and circumstances, and, when applicable,

AIG 2013 Form 10-K

ITEM 1A / RISK FACTORS

internally developed models. Therefore, actual results could differ from these estimates, possibly in the near term, and could have a material effect on our consolidated financial statements.

Changes in accounting principles and financial reporting requirements could impact our reported results of operations and our reported financial position. Our financial statements are subject to the application of U.S. GAAP, which is periodically revised. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (FASB). The impact of accounting pronouncements that have been issued but are not yet required to be implemented is disclosed in our reports filed with the SEC. See Note 2 of the Notes to the Consolidated Financial Statements. The FASB and International Accounting Standards Board (IASB) have ongoing projects to revise accounting standards for insurance contracts. While the final resolution of changes to U.S. GAAP and International Financial Reporting Standards pursuant to these projects is unclear, changes to the manner in which we account for insurance products could have a significant impact on our future financial reports, operations, capital management and business. Further, the adoption of a new insurance contracts standard as well as other future accounting standards could have a material effect on our reported results of operations and reported financial condition.

Changes in our assumptions regarding the discount rate, expected rate of return, and expected compensation for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability. We determine our pension and other postretirement benefit plan costs based on assumed discount rates, expected rates of return on plan assets, expected increases in compensation levels and trends in health care costs. Changes in these assumptions, including from the impact of a sustained low interest rate environment, may result in increased expenses and reduce our profitability. See Note 21 to the Consolidated Financial Statements for further details on our pension and postretirement benefit plans.

AIG 2013 Form 10-K

ITEM 1B / UNRESOLVED STAFF COMMENTS

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

LOCATIONS OF CERTAIN ASSETS

As of December 31, 2013, approximately 9 percent of the consolidated assets of AIG were located outside the U.S. and Canada, including $295 million of cash and securities on deposit with regulatory authorities in those locations. See Note 3 to the Consolidated Financial Statements for additional geographic information. See Note 6 to the Consolidated Financial Statements for total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities.

Operations outside the U.S. and Canada and assets held abroad may be adversely affected by political developments in foreign countries, including tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of any affected assets. Certain of the countries in which AIG's business is conducted have currency restrictions that generally cause a delay in a company's ability to repatriate assets and profits. See also Item 1A. Risk Factors — Business and Operations for additional information.

ITEM 3 / LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 15 — Contingencies, Commitments and Guarantees to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4 / MINE SAFETY DISCLOSURES

Not applicable.

AIG 2013 Form 10-K

ITEM 5 / MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PART II

ITEM 5 / MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AIG's common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG), as well as on the Tokyo Stock Exchange. There were approximately 36,319 stockholders of record of AIG Common Stock as of January 31, 2014.

The following table presents high and low closing sale prices of AIG Common Stock on the New York Stock Exchange Composite Tape for each quarter of 2013 and 2012:

	2013		2012
	High	Low	High	Low

First quarter	$39.58	$34.84	$30.83	$23.54
Second quarter	46.21	37.69	34.76	27.21
Third quarter	50.57	44.22	35.02	30.15
Fourth quarter	52.30	47.30	37.21	30.68

DIVIDENDS

On August 1, 2013, our Board of Directors declared a cash dividend on AIG Common Stock of $0.10 per share, which was paid on September 26, 2013 to shareholders of record on September 12, 2013.

On October 31, 2013, our Board of Directors declared a cash dividend on AIG Common Stock of $0.10 per share, which was paid on December 19, 2013 to shareholders of record on December 5, 2013.

On February 13, 2014, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on March 25, 2014 to shareholders of record on March 11, 2014.

Any payment of dividends must be approved by AIG's Board of Directors. In determining whether to pay any dividend, our Board of Directors may consider AIG's financial position, the performance of our businesses, our consolidated financial condition, results of operations and liquidity, available capital, the existence of investment opportunities, and other factors. AIG is subject to restrictions on the payment of dividends and purchases of AIG Common Stock as a result of being regulated as a SLHC, and AIG may become subject to other restrictions on the payment of dividends and repurchases of AIG Common Stock as a SIFI and a G-SII. See Item 1. Business — Regulation and Item 1A. Risk Factors — Regulation for further discussion.

For a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries, see Item 1A. Risk Factors — Liquidity, Capital and Credit — AIG Parent's ability to access funds from our subsidiaries is limited, and Note 19 to the Consolidated Financial Statements.

EQUITY COMPENSATION PLANS

Our table of equity compensation plans will be included in the definitive proxy statement for AIG's 2014 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the SEC no later than 120 days after the end of AIG's fiscal year pursuant to Regulation 14A.

AIG 2013 Form 10-K

ITEM 5 / MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PURCHASES OF EQUITY SECURITIES

The following table provides the information with respect to purchases made by or on behalf of AIG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock during the three months ended December 31, 2013:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

October 1 – 31	–	$–	–	$808
November 1 – 30	7,565,549	49	7,565,549	440
December 1 – 31	727,904	50	727,904	403

Total	8,293,453	$49	8,293,453	$403

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The authorization has no set expiration or termination date. AIG purchased approximately 12 million shares of AIG Common Stock pursuant to the authorization in 2013 for an aggregate purchase price of approximately $597 million. On February 13, 2014, our Board of Directors increased the August 1, 2013 authorization to repurchase shares of AIG Common Stock by $1.0 billion, resulting in an aggregate remaining authorization of approximately $1.4 billion.

See Note 16 to the Consolidated Financial Statements for additional information on AIG share purchases.

COMMON STOCK PERFORMANCE GRAPH

The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2008 to December 31, 2013) with the cumulative total return of the S&P's 500 stock index (which includes AIG) and a peer group of companies consisting of 15 insurance companies to which we compare our business and operations:

• ACE Limited	• Lincoln National Corporation
• AEGON, N.V.	• MetLife, Inc.
• Aflac Incorporated	• Principal Financial Group, Inc.
• Allianz Group	• Prudential Financial, Inc.
• AXA Group	• The Travelers Companies, Inc.
• The Chubb Corporation	• XL Capital Ltd.
• CNA Financial Corporation	• Zurich Insurance Group
• Hartford Financial Services Group, Inc.

AIG 2013 Form 10-K

ITEM 5 / MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Five-Year Cumulative Total Shareholder Returns

Value of $100 Invested on December 31, 2008

Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

	As of December 31,
	2008	2009	2010	2011	2012	2013
AIG	$100.00	$95.48	$183.50	$90.02	$136.97	$198.87
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	116.50	125.85	109.14	140.15	208.31

AIG 2013 Form 10-K

ITEM 6 / SELECTED FINANCIAL DATA

ITEM 6 / SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
(in millions, except per share data)	2013	2012	2011	2010(a)	2009(a)

Revenues:
Premiums	$37,350	$38,047	$39,026	$45,352	$48,613
Policy fees	2,535	2,349	2,309	2,418	2,329
Net investment income	15,810	20,343	14,755	20,934	18,992
Net realized capital gains (losses)	1,744	930	691	(847)	(3,706)
Aircraft leasing revenue	4,420	4,504	4,508	4,749	4,967
Other income	6,819	4,848	3,816	5,680	4,986

Total revenues	68,678	71,021	65,105	78,286	76,181

Benefits, claims and expenses:
Policyholder benefits and claims incurred	29,503	32,036	33,523	41,429	45,381
Interest credited to policyholder account balances	3,892	4,340	4,432	4,483	4,574
Amortization of deferred policy acquisition costs	5,157	5,709	5,486	5,821	6,670
Other acquisition and insurance expenses	9,166	9,235	8,458	10,163	9,815
Interest expense	2,142	2,319	2,444	6,742	13,237
Aircraft leasing expenses	4,549	4,138	5,401	5,289	3,506
Net loss on extinguishment of debt	651	32	2,908	104	–
Net (gain) loss on sale of properties and divested businesses	48	6,736	74	(19,566)	1,271
Other expenses	4,202	3,585	3,280	4,155	6,169

Total benefits, claims and expenses	59,310	68,130	66,006	58,620	90,623

Income (loss) from continuing operations before income taxes(b)	9,368	2,891	(901)	19,666	(14,442)
Income tax expense (benefit)	360	(808)	(19,764)	6,736	(2,055)

Income (loss) from continuing operations	9,008	3,699	18,863	12,930	(12,387)
Income (loss) from discontinued operations, net of taxes	84	1	2,467	(645)	2,661

Net income (loss)	9,092	3,700	21,330	12,285	(9,726)
Net income (loss) attributable to AIG	9,085	3,438	20,622	10,058	(8,362)

Income (loss) per common share attributable to AIG common shareholders
Basic
Income (loss) from continuing operations	6.11	2.04	9.65	16.02	(90.50)
Income (loss) from discontinued operations	0.05	–	1.36	(1.04)	19.13
Net income (loss) attributable to AIG	6.16	2.04	11.01	14.98	(71.37)
Diluted
Income (loss) from continuing operations	6.08	2.04	9.65	16.02	(90.50)
Income (loss) from discontinued operations	0.05	–	1.36	(1.04)	19.13
Net income (loss) attributable to AIG	6.13	2.04	11.01	14.98	(71.37)
Dividends declared per common share	0.20	–	–	–	–

Year-end balance sheet data:
Total investments	356,428	375,824	410,438	410,412	601,165
Total assets	541,329	548,633	553,054	675,573	838,346
Long-term debt	41,693	48,500	75,253	106,461	136,733
Total liabilities	440,218	449,630	442,138	568,363	748,550
Total AIG shareholders' equity	100,470	98,002	101,538	78,856	60,585
Total equity	101,081	98,669	102,393	106,776	88,837

Book value per share(a)	68.62	66.38	53.53	561.40	448.54
Book value per share, excluding Accumulated other comprehensive income (loss)(a)	64.28	57.87	50.11	498.25	400.90
AIG Property Casualty combined ratio	101.3	108.5	108.7	116.8	108.4

Other data (from continuing operations):
Other-than-temporary impairments	327	1,167	1,280	3,039	6,696
Adjustment to federal deferred tax valuation allowance	(3,165)	(1,907)	(18,307)	1,361	2,986
Amortization of prepaid commitment fee asset	–	–	49	3,471	8,359
Catastrophe-related losses(c)	$787	$2,652	$3,307	$1,076	$53

(a)  Comparability between 2010 and 2009 data is affected by the deconsolidation of AIA in the fourth quarter of 2010. Book value per share, excluding Accumulated other comprehensive income (loss) is a non-GAAP measure. See Item 7. MD&A — Use of Non-GAAP Measures for additional information. Comparability of 2010 and 2009 is affected by a one for twenty reverse stock split.

(b)  Reduced by fourth quarter reserve strengthening charges of $4.2 billion and $2.2 billion in 2010 and 2009, respectively, related to the annual review of AIG Property Casualty loss and loss adjustment reserves.

(c)  Catastrophe-related losses are generally weather or seismic events having a net impact on AIG Property Casualty in excess of $10 million each.

AIG 2013 Form 10-K

ITEM 6 / SELECTED FINANCIAL DATA

Items Affecting Comparability Between Periods

The following are significant developments that affected multiple periods and financial statement captions. Other items that affected comparability are included in the footnotes to the table presented immediately above.

Adjustments to Federal Deferred Tax Valuation Allowance

AIG concluded that $18.4 billion of the deferred tax asset valuation allowance for the U.S. consolidated income tax group should be released through the Consolidated Statements of Income in 2011. The valuation allowance resulted primarily from losses subject to U.S. income taxes recorded from 2008 through 2010. See Note 23 to the Consolidated Financial Statements for further discussion.

Aircraft Leasing

We determined ILFC no longer met the criteria at December 31, 2013 to be presented in discontinued operations. ILFC operating results, which were previously presented as discontinued operations, have been reclassified as continuing operations in all periods. ILFC's results are reflected in Aircraft leasing revenue and Aircraft leasing expense, and the loss associated with the 2012 classification of ILFC as held for sale is included in Net loss on sale of properties and divested businesses in the Consolidated Statements of Income. The assets and liabilities of ILFC are classified as held for sale at December 31, 2013 and 2012. See Notes 1 and 4 to the Consolidated Financial Statements for a further discussion.

Capitalization and Book Value Per Share

As a result of the closing of the Recapitalization on January 14, 2011, the remaining SPV Preferred Interests held by the FRBNY of approximately $26.4 billion were purchased by AIG and transferred to the Department of the Treasury. The SPV Preferred Interests were no longer considered permanent equity on AIG's Consolidated Balance Sheets, and were classified as redeemable noncontrolling interests. See Note 17 to the Consolidated Financial Statements for further discussion.

The following table presents pro forma ratios as if the Recapitalization had been consummated in 2009 and a reconciliation of book value per share to book value per share, excluding Accumulated other comprehensive

AIG 2013 Form 10-K

ITEM 6 / SELECTED FINANCIAL DATA

income (loss), which is a non-GAAP measure. See Item 7. MD&A — Use of Non-GAAP Measures for additional information.*

	At December 31,
(in millions, except per share data)
	2013	2012	2011	2010	2009

Total AIG shareholders' equity	$100,470	$98,002	$101,538	$78,856	$60,585
Recapitalization	–	–	–	(3,328)	–
Value on conversion of equity units	–	–	–	2,169	5,880

Pro forma shareholders' equity	100,470	98,002	101,538	77,697	66,465
Accumulated other comprehensive income	6,360	12,574	6,481	8,871	6,435

Total AIG shareholders' equity, excluding accumulated other comprehensive income	$94,110	$85,428	$95,057	$69,985	$54,150

Total common shares outstanding	1,464,063,323	1,476,321,935	1,896,821,482	140,463,159	135,070,907
Issuable for equity units	–	–	–	2,854,069	7,736,904
Shares assumed converted	–	–	–	1,655,037,962	1,655,037,962

Pro forma common shares outstanding	1,464,063,323	1,476,321,935	1,896,821,482	1,798,355,190	1,797,845,773

Book value per common share	$68.62	$66.38	$53.53	$561.40	$448.54
Book value per common share, excluding accumulated other comprehensive income	$64.28	$57.87	$50.11	$498.25	$400.90
Pro forma book value per share	N/A	N/A	N/A	$43.20	$36.97
Pro forma book value per share, excluding accumulated other comprehensive income	N/A	N/A	N/A	$38.27	$33.39

*     Amounts for periods after December 31, 2009 have been revised to reflect reclassification of income taxes from AOCI to additional paid in capital to correct the presentation of components of AIG shareholders' equity. These income tax items related to the creation in 2009 of special purpose vehicles that held our interests in AIA Group Limited (AIA) and American Life Insurance Company (ALICO). There was no effect on Total AIG shareholders' equity or on Total equity as a result of this reclassification.

FRBNY Activity and Effect on Interest Expense in 2010

The decline in interest expense in 2010 was due primarily to a reduced weighted-average interest rate on borrowings, a lower average outstanding balance and a decline in amortization of the prepaid commitment fee asset related to the partial repayment of the credit facility provided by the FRBNY (the FRBNY Credit Facility). On January 14, 2011, AIG repaid the remaining $20.7 billion and terminated this facility, resulting in a net $3.3 billion pretax charge in the first quarter of 2011, representing primarily the accelerated amortization of the remaining prepaid commitment fee asset included in Net loss on extinguishment of debt. See Note 24 to the Consolidated Financial Statements for further discussion of the Recapitalization.

As a result of the closing of the Recapitalization on January 14, 2011, the preferred interests (the SPV Preferred Interests) in the special purpose vehicles that held remaining AIA shares and the proceeds of the AIA initial public offering and the ALICO sale (the SPVs) were transferred to the Department of the Treasury. After such closing, the SPV Preferred Interests were not considered permanent equity on AIG's Consolidated Balance Sheets and were classified as redeemable noncontrolling interests.

Asset Dispositions in 2011 and 2013

We entered into an agreement to sell ILFC on December 16, 2013 and executed multiple asset dispositions in 2011, as further discussed in Note 4 to the Consolidated Financial Statements.

AIG 2013 Form 10-K

ITEM 7 / MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other publicly available documents may include, and officers and representatives of American International Group, Inc. (AIG) may from time to time make, projections, goals, assumptions and statements that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG's control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," "target" or "estimate." These projections, goals, assumptions and statements may address, among other things:

•

the monetization of AIG's interests in International Lease Finance Corporation (ILFC), including whether AIG's proposed sale of ILFC will be completed and if completed, the timing and final terms of such sale;

•

AIG's exposures to subprime mortgages, monoline insurers, the residential and commercial real estate markets, state and municipal bond issuers and sovereign bond issuers;

•

AIG's exposure to European governments and European financial institutions;

•

AIG's strategy for risk management;

•

AIG's generation of deployable capital;

•

AIG's return on equity and earnings per share;

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

•

such other factors discussed in:

•

Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K; and

•

this Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this Annual Report on Form 10-K.

AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG 2013 Form 10-K

The MD&A is organized as follows:

Throughout the MD&A, we use certain terms and abbreviations which are summarized in the Glossary and Acronyms.

AIG has incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report on Form 10-K to assist readers seeking additional information related to a particular subject.

AIG 2013 Form 10-K

ITEM 7 / USE OF NON-GAAP MEASURES

USE OF NON-GAAP MEASURES

In Item 6. Selected Financial Data and throughout this MD&A, we present our financial condition and results of operations in the way we believe will be most meaningful, representative and most transparent. Some of the measurements we use are "non-GAAP financial measures" under SEC rules and regulations. GAAP is the acronym for "accounting principles generally accepted in the United States." The non-GAAP financial measures we present may not be comparable to similarly-named measures reported by other companies.

Book Value Per Common Share Excluding Accumulated Other Comprehensive Income (Loss) (AOCI) is used to show the amount of our net worth on a per-share basis. We believe Book Value Per Common Share Excluding AOCI is useful to investors because it eliminates the effect of non-cash items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio and foreign currency translation adjustments. Book Value Per Common Share Excluding AOCI is derived by dividing Total AIG shareholders' equity, excluding AOCI, by Total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in Item 6. Selected Financial Data.

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

•
AIG — After-tax operating income (loss) attributable to AIG is derived by excluding the following items from net income (loss) attributable to AIG: income (loss) from discontinued operations, net loss (gain) on sale of divested businesses and properties, income from divested businesses, legacy tax adjustments primarily related to certain changes in uncertain tax positions and other tax adjustments, legal reserves (settlements) related to "legacy crisis matters," deferred income tax valuation allowance (releases) charges, changes in fair value of AIG Life and Retirement fixed maturity securities designated to hedge living benefit liabilities (net of interest expense), changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and sales inducement assets (SIA) related to net realized capital (gains) losses, AIG Property Casualty other (income) expense — net, (gain) loss on extinguishment of debt, net realized capital (gains) losses, non-qualifying derivative hedging activities, excluding net realized capital (gains) losses, and bargain purchase gain. "Legacy crisis matters" include favorable and unfavorable settlements related to events leading up to and resulting from our September 2008 liquidity crisis and legal fees incurred by AIG as the plaintiff in connection with such legal matters.

•
AIG Property Casualty

•
Pre-tax operating income (loss): includes both underwriting income (loss) and net investment income, but excludes net realized capital (gains) losses, other (income) expense — net, legal settlements related to legacy crisis matters described above, and bargain purchase gain. Underwriting income (loss) is derived by reducing net premiums earned by claims and claims adjustment expenses incurred, acquisition expenses and general operating expenses.

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

AIG 2013 Form 10-K

ITEM 7 / USE OF NON-GAAP MEASURES

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

•
Premiums and deposits: includes direct and assumed amounts received on traditional life insurance policies, group benefit policies and deposits on life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts, guaranteed investment contracts (GICs) and mutual funds.

•
Other Operations — Pre-tax operating income (loss): pre-tax income (loss) excluding certain legal reserves (settlements) related to legacy crisis matters described above, (gain) loss on extinguishment of debt, net realized capital (gains) losses, net loss (gain) on sale of divested businesses and properties, change in benefit reserves and DAC, VOBA, and SIA related to net realized capital (gains) losses and income from divested businesses, including Aircraft Leasing.

Results from discontinued operations are excluded from all of these measures.

AIG 2013 Form 10-K

ITEM 7 / EXECUTIVE SUMMARY

Executive Overview

This overview of management's discussion and analysis highlights selected information and may not contain all of the information that is important to current or potential investors in AIG's securities. You should read this Annual Report on Form 10-K in its entirety for a complete description of events, trends, uncertainties, risks and critical accounting estimates affecting AIG and its subsidiaries.

Executive Summary

Financial Performance

AIG Property Casualty pre-tax operating income improved in 2013 compared to 2012. Underwriting performance improved in 2013, as evidenced by the accident year combined ratio, as adjusted, which declined compared to the prior year. The improvement in pre-tax operating income also reflected lower catastrophe losses, and an increase in reserve discount compared to the prior year, partially offset by adverse prior year development. Net investment income increased in 2013 compared to 2012 due to an increase in alternative investment income and income associated with PICC P&C shares, which are accounted for under the fair value option.

AIG Life and Retirement reported growth in premiums and deposits primarily due to strong sales of annuities in our Retirement Income Solutions and Fixed Annuities product lines and increased Retail Mutual Fund sales. Pre-tax operating income improved in 2013 compared to 2012 primarily from active spread management and growth in fee income, as well as adjustments to update certain estimated gross profit assumptions used to amortize DAC and related items in our investment-oriented product lines.

Mortgage Guaranty pre-tax operating income improved in 2013 compared to 2012 due to an increase in net premiums earned, a decline in delinquency rates and improving cure rates, which drove lower incurred losses. New insurance written increased in 2013 compared to 2012 due to elevated levels of mortgage refinancing activity during 2013 and the market acceptance of UGC's risk-based pricing model by approximately 300 new lenders.

Our investment portfolio performance, excluding gains recognized in 2012 from our previous investments in Maiden Lane II LLC (ML II), Maiden Lane III LLC (ML III) and AIA Group Limited (AIA), improved in 2013 compared to 2012 primarily due to an increase in alternative investment income largely as a result of favorable equity market performance, partially offset by the effect of our reinvestment of the proceeds from investment activities in a low interest rate environment.

Net realized capital gains improved in 2013 compared to 2012 due to lower levels of other-than-temporary impairments on investments, partially offset by impairments on investments in life settlements.

AIG 2013 Form 10-K

ITEM 7 / EXECUTIVE SUMMARY

Our Performance — Selected Indicators

Years Ended December 31, (in millions, except per share data and ratios)	2013	2012	2011

Results of operations data:
Total revenues	$68,678	$71,021	$65,105
Income from continuing operations	9,008	3,699	18,863
Net income attributable to AIG	9,085	3,438	20,622
Net income per common share attributable to AIG (diluted)	6.13	2.04	11.01
After-tax operating income attributable to AIG	6,762	6,635	2,086

Key metrics:
AIG Property Casualty combined ratio	101.3	108.5	108.7
AIG Property Casualty accident year combined ratio, as adjusted	98.4	99.8	99.1
AIG Life and Retirement premiums and deposits	$28,809	$20,994	$24,392
AIG Life and Retirement assets under management	317,977	290,387	256,924
Mortgage Guaranty new insurance written	49,933	37,509	18,792

(in millions, except per share data)	December 31, 2013	December 31, 2012

Balance sheet data:
Total assets	$541,329	$548,633
Long-term debt	41,693	48,500
Total AIG shareholders' equity	100,470	98,002
Book value per common share	68.62	66.38
Book value per common share, excluding AOCI	64.28	57.87

AIG 2013 Form 10-K

ITEM 7 / EXECUTIVE SUMMARY

AIG 2013 Form 10-K

ITEM 7 / EXECUTIVE SUMMARY

*     Includes operating borrowings of other subsidiaries and consolidated investments and hybrid debt securities.

AIG 2013 Form 10-K

ITEM 7 / EXECUTIVE SUMMARY

Liquidity and Capital Resources Highlights

We reduced our debt in 2013 as a result of maturities, repayments and repurchases of $9.7 billion. Partially offsetting this decrease were the issuances of $1.0 billion aggregate principal amount of 3.375% senior notes due 2020 and $1.0 billion aggregate principal amount of 4.125% senior notes due 2024.

We maintained financial flexibility at AIG Parent in 2013 through $4.1 billion in cash dividends from AIG Property Casualty subsidiaries and $4.4 billion in cash dividends and loan repayments from AIG Life and Retirement subsidiaries.

Our Board of Directors authorized the repurchase of shares of AIG Common Stock on August 1, 2013, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. During 2013, we repurchased approximately 12 million shares of AIG Common Stock, par value $2.50 per share (AIG Common Stock) under this authorization at a total cost of approximately $597 million.

Our Board of Directors increased our AIG Common Stock share repurchase authorization by $1.0 billion on February 13, 2014, resulting in an aggregate remaining repurchase authorization of approximately $1.4 billion.

We paid a cash dividend on AIG Common Stock of $0.10 per share on each of September 26, 2013 and December 19, 2013.

On February 13, 2014, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on March 25, 2014 to shareholders of record on March 11, 2014.

We announced an agreement to sell ILFC, which will support our capital management initiatives, sharpen our business focus, and enable us to redeploy assets in a more productive manner.

Additional discussion and other liquidity and capital resources developments are included in Note 16 to the Consolidated Financial Statements and Liquidity and Capital Resources herein.

Investment Highlights

Net investment income decreased 22 percent to $15.8 billion in 2013 compared to 2012, primarily due to gains recognized in 2012 from our previous investments in ML II, ML III and AIA.

Net investment income for our insurance operations increased by approximately $645 million in 2013 compared to 2012, due to higher alternative investment income in 2013, driven primarily by favorable equity market performance, which was partially offset by gains recognized in 2012 from our previous investment in ML II. While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities and fixed income securities with favorable risk versus return characteristics to improve yields and increase net investment income.

Net unrealized gains in our available for sale portfolio declined to approximately $12 billion as of December 31, 2013 from approximately $25 billion as of December 31, 2012 due to rising interest rates over the period and the realization of approximately $2.5 billion in gains from sales of securities.

Other-than-temporary impairments were significantly lower relative to the prior year period partly driven by strong performance in our structured products portfolios due to favorable developments in the housing sector.

The overall credit rating of our fixed maturity portfolio was largely unchanged from last year. Impairments on investments in life settlements increased in 2013 compared to 2012 as a result of updated longevity assumptions in the valuation tables used to estimate future expected cash flows.

AIG 2013 Form 10-K

ITEM 7 / EXECUTIVE SUMMARY

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

Our risk management process includes:

An enhanced risk governance structure that supports consistent and transparent decision making.    We have revised our corporate policies to ensure that accountability for the implementation and oversight of each policy is better aligned with individual corporate executives while specialized risk governance committees already in operation receive regular reporting regarding policy compliance.

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

•

We continue to promote awareness and accountability for key risk, business decisions, and performance.

•

We manage risks better by applying performance metrics that enable us to assess risk more clearly and address evolving market conditions.

A capital and liquidity stress testing framework to assess our aggregate exposure to our most significant risks.    We conduct enterprise-wide stress tests under a range of scenarios to better understand the resources needed to support our subsidiaries and AIG Parent.

Presentation Changes

Prior period revenues and expenses were conformed to the current period presentation. These changes did not affect Net income attributable to AIG. The results of the investments in life settlements, including investment income and impairment losses, were reclassified from AIG Property Casualty operations to AIG's Other Operations. Also, as a result of the interest in AerCap to be acquired by AIG in connection with the announced agreement to sell ILFC to AerCap, ILFC operating results, which were previously presented as discontinued operations, have been classified as continuing operations in all periods. The associated assets and liabilities of ILFC continue to be classified as held-for-sale at December 31, 2013 and 2012. For further discussion, see Notes 1, 3 and 4 to the Consolidated Financial Statements.

Strategic Outlook

Industry Trends

Our business is affected by industry and economic factors such as interest rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in 2013, characterized by factors such as historically low interest rates, instability in the global markets due to the negotiations over the U.S. debt ceiling, the U.S. Government shutdown and slow growth in the U.S. economy.

Although there was a rise in interest rates in the U.S. fixed income market during the second half of 2013, interest rates remain low relative to historical levels, which has affected our industry by reducing investment returns. In

AIG 2013 Form 10-K

ITEM 7 / EXECUTIVE SUMMARY

addition, current market conditions may not necessarily permit insurance companies to increase pricing across all our product lines.

AIG Priorities for 2014

AIG is focused on the following priorities for 2014:

•
Emphasis on customers;

•
Growth and profitability in our core insurance businesses;

•
Enhance the yield on our investments while maintaining focus on credit quality;

•
Manage our capital more efficiently by improving our capital structure and redeploying capital to areas that promote profitable growth;

•
Consummate the sale of our interest in ILFC;

•
Work with the Board of Governors of the Federal Reserve System (the FRB) in its capacity as our principal regulator; and

•
Pursue initiatives that continue to reduce expenses and improve efficiencies to best meet the needs of our customers, including centralizing work streams to lower-cost locations and creating a more streamlined organization.

Outlook for Our Operating Businesses

The outlook for each of our businesses and management initiatives to improve growth and performance in 2014 and over the longer term is summarized below.

AIG PROPERTY CASUALTY STRATEGIC INITIATIVES AND OUTLOOK

Executive Overview

Growth and Business Mix — Grow higher value business to increase profitability and expand in attractive growth economies.

Underwriting Excellence — Enhance risk selection and pricing to earn returns commensurate with the risk assumed.

Claims Best Practices — Improve claims practices, analytics and tools to improve customer service, increase efficiency and lower the loss ratio.

Operating Expense Discipline — Apply operating expense discipline and increase efficiencies by taking full advantage of our global footprint.

Capital Efficiency — Enhance capital management through initiatives to streamline our legal entity structure, optimize our reinsurance program and improve tax efficiency.

Investment Strategy — Execute our investment strategy, which includes increased asset diversification and yield-enhancement opportunities that meet our liquidity, capital, risk and return objectives.

AIG 2013 Form 10-K

ITEM 7 / EXECUTIVE SUMMARY

Market Conditions and Industry Trends

We expect that the current low interest rate environment, currency volatility, and ongoing uncertainty in global economic conditions will continue to challenge the growth of net investment income and limit growth in some markets. Due to these conditions, coupled with overcapacity in the property casualty insurance industry, we have sought to modify terms and conditions, grow profitable segments of the business, exit unprofitable business and develop advanced data analytics to improve profitability.

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

In the U.S., our exposure to terrorism risk is mitigated by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA) in addition to limited private reinsurance protections. TRIPRA is set to expire on December 31, 2014. We are closely monitoring the legislative developments related to the TRIPRA renewal or expiration, and have implemented appropriate business strategies for potential legislation outcomes, including non-renewal of the law. For additional information on TRIPRA, see Item 1A. Risk Factors — Reserves and Exposures and Item 7. MD&A — Enterprise Risk Management — Insurance Operations Risks — AIG Property Casualty Key Insurance Risks — Terrorism Risk.

Strategic Initiatives

Growth and Business Mix

We continue efforts to better segment our business by industry, geography and type of coverage, to enhance our decision making about risk acceptance and pricing. For example, within workers' compensation we have observed different experience and trends based on this segmentation, which helps inform our risk appetite, pricing and loss mitigation decisions.

As part of our strategy to expand our consumer operations in growth economies, on May 29, 2013, we entered into a joint venture agreement with PICC Life, a subsidiary of PICC Group, to form an agency distribution company in China. Products under consideration to be distributed by the joint venture company include jointly developed life and retirement insurance products, existing PICC Life products, PICC P&C insurance products, AIG Property Casualty products, as well as other products aimed at meeting the needs of this developing market. We will own 24.9 percent of the joint venture company with PICC Life holding the remaining 75.1 percent. Our participation in the joint venture will be managed by AIG Property Casualty. The joint venture is planned to commence operations in 2014 subject to regulatory approval.

We continue to explore other potential life insurance and accident and health opportunities internationally.

Underwriting Excellence

We continue to further enhance our risk selection process and refine technical pricing and producer management, through enhanced tools and analytics. In addition, we remain focused on reducing exposure to capital intensive long-tail lines. We believe that accident year loss ratios will continue to improve due to these actions.

Claims Best Practices

We continue to reduce loss costs by realizing greater efficiencies in servicing customer claims, introducing improved claims analytics and services, developing knowledge of the economic drivers of losses which collectively are expected to mitigate reserve development and legal costs, and improve customer insights and pricing.

AIG 2013 Form 10-K

ITEM 7 / EXECUTIVE SUMMARY

Operating Expense Discipline

We continue to make strategic investments in systems, processes and talent worldwide, which are expected to create additional value and greater efficiency in the years ahead.

Capital Efficiency

We continue to execute capital management initiatives by enhancing broad-based risk tolerance guidelines for our operating units, implementing underwriting strategies to increase return on equity by line of business and reducing exposure to businesses with inadequate pricing and increased loss trends. In addition, we remain focused on enhancing our global reinsurance strategy to improve overall capital efficiency, but with periodic income statement volatility.

We continue to streamline our legal entity structure to enhance transparency with regulators and optimize capital and tax efficiency. In 2013, we completed a series of legal entity and branch restructuring transactions resulting in a simpler legal ownership structure with fewer ownership tiers and cross ownership. These legal entity restructuring initiatives enhanced our dividend capacity, reduced required capital, and provided tax benefits. Additionally, the restructurings are allowing us to simplify our reinsurance arrangements which further facilitate increased capital optimization. As of February 2014, through branch incorporations, legal entity mergers, and reinsurance changes, we established three key insurance operating units: one insurance pool in the United States with 12 direct writing entities; one pan-European insurance entity in the United Kingdom with 25 branches throughout Europe; and one Japan insurance holding company directly owning all of our operating units in that country. Key highlights include:

•
Continued integration of our Japan operations including the 2013 conversion of the AIUI Insurance Company Japan branch to a subsidiary and a plan to effect a similar conversion of the American Home Assurance Japan Branch in 2014, subject to regulatory approval. On July 16, 2013, we announced the planned merger of AIU Insurance Company Ltd. and Fuji, scheduled to take place in 2015 or later, subject to regulatory approvals. The merger is consistent with our growth strategy for the Japan market, and is intended to combine the expertise and experience of these companies to meet our customers' and partners' needs and provide products and services that will target higher levels of customer satisfaction in a cost-effective manner.

•
Simplification of the ownership structure of the Admitted and Surplus Lines Pool members, allowing for the combination of our Admitted Lines and Surplus Lines pools, which became effective January 1, 2014. We also transferred the majority of the existing intercompany reinsurance to the pools. In addition, we transferred the majority of the existing intercompany reinsurance held by one of our Bermuda entities to the Admitted Lines pool.

We paid dividends of approximately $1.8 billion to AIG during 2013 as a result of these activities.

Our overall legal entity restructuring is expected to be substantially completed in 2014 (2015 or later for Japan) subject to regulatory approvals in the relevant jurisdictions.

See Segment Results — AIG Property Casualty Operations — AIG Property Casualty Results — AIG Property Casualty Net Investment Income and Net Realized Capital Gains (Losses) and Note 6 to the Consolidated Financial Statements for additional information.

AIG 2013 Form 10-K

ITEM 7 / EXECUTIVE SUMMARY

AIG LIFE AND RETIREMENT STRATEGIC INITIATIVES AND OUTLOOK

Executive Overview

Product Diversity and Capacity for Growth — Continue to expand our comprehensive portfolio with superior, differentiated product solutions that meet consumer needs for financial and retirement security, using our scale and capital strength to pursue growth opportunities.

Integrated Distribution — Grow assets under management by leveraging our extensive distribution organization of over 300,000 financial professionals and expanding relationships with key distribution partners to effectively market our diverse product offerings across multiple channels under a more unified branding strategy.

Investment Portfolio — Maintain a diversified, high quality portfolio of fixed maturity securities that largely match the duration characteristics of liabilities with assets of comparable duration, and pursue yield-enhancement opportunities that meet our liquidity, risk and return objectives.

Operational Initiatives — Continue to streamline our life insurance and annuity operations and systems into a lower-cost, more agile model that provides superior service and ease of doing business.

Effective Risk and Capital Management — Deliver solid earnings through disciplined pricing and diversification of risk and increase capital efficiency within our life insurance entities to enhance return on equity.

Market Conditions and Industry Trends

Baby boomers reaching retirement age expect to live longer in retirement and place less reliance on traditional pensions and government retirement benefits than previous generations. These demographic trends, combined with strong equity markets and low volatility, provide a favorable environment for sales of individual variable annuities, and have contributed to growth in separate account assets under management in both our Retirement Income Solutions and Group Retirement product lines. Opportunities to continue growing our position in the individual variable annuities market are being provided by an increasing demographic of Americans approaching retirement and seeking guaranteed income features, combined with changes in the competitive landscape.

The interest rate environment has a significant impact on the life and annuity industry. Low long-term interest rates put pressure on long-term investment returns, negatively affect sales of interest rate sensitive products such as fixed annuities, and reduce future profits on certain existing fixed rate products. Low interest rates may also affect future investment margins, and may affect the recoverability and amortization rate of DAC assets in our variable annuity, fixed annuity and universal life businesses. While long-term interest rates remain low relative to historical levels, the increase in rates since the second half of 2013 has caused demand for fixed annuities products to improve, and continued stable or modestly rising interest rates provide favorable market conditions for our fixed annuity sales and future profitability.

We will continue to actively manage renewal crediting rates and use a disciplined approach to pricing new sales of interest rate sensitive products, including minimum rate guarantees. Also, as market conditions change, we manage our asset and liability interest rate exposures and strategic asset allocation to emphasize lower or higher durations in our investment portfolio.

The life insurance marketplace continues to be highly competitive and driven by price and service, with key players in this market acquiring an increasing market share. Industry sales of universal life have slowed, particularly sales of guaranteed universal life products, which was expected following the implementation of regulatory changes that increased minimum reserving requirements for these guaranteed products.

AIG 2013 Form 10-K

ITEM 7 / EXECUTIVE SUMMARY

Strategic Initiatives

Product Diversity and Capacity for Growth

We expect to continue to expand our comprehensive portfolio of products by developing superior, differentiated product solutions that meet consumer needs for financial and retirement security while incorporating volatility risk controls. Our scale and capital base provide competitive advantages that enable us to pursue market opportunities for growth.

AIG Life and Retirement has been able to meet the demand for guaranteed products and grow sales while managing risk. We offer competitive products with strong de-risking features, such as volatility control funds, rider fees indexed to a market volatility index and required minimum allocations to fixed accounts, and we employ a dynamic risk hedging program. In addition to individual variable annuities, our Retirement Income Solutions product line is expanding our offerings of index annuities, including those with guarantee features, to provide additional solutions for consumers approaching retirement.

Sales of our fixed annuities are expected to benefit in 2014 from anticipated increasing interest rates and steepening of the yield curve, as these market conditions make fixed annuity products more attractive compared to alternatives such as bank deposits. Our Fixed Annuities product line is also introducing new delayed-income annuities, products that are experiencing significant growth in the marketplace as they provide both flexibility and a guaranteed income stream to consumers approaching retirement.

Our Institutional Markets product line is expected to continue contributing to growth in assets under management with stable value wraps and utilizing a disciplined approach to growth and diversification of our business by pursuing select opportunities in areas such as the terminal funding and pension buyout business.

In the highly competitive life insurance marketplace, we are continuing to execute our strategy of leveraging our scale advantage, utilizing our expertise in risk selection and disciplined approach to pricing new business, and creating differentiated product offerings based on consumer-focused research.

Integrated Distribution Strategy

We intend to expand relationships with key distribution partners to fully realize the benefits of our diverse product offerings across multiple channels, and implement a more uniform branding strategy. Our focus on ease of doing business for consumers and producers includes enhancements to our Group Retirement platform and services and other initiatives to improve the recruitment, training and productivity of our affiliated distribution partners, which are expected to enhance sales and service through these channels.

Investment Portfolio

Our investment strategy for AIG Life and Retirement is to maximize net investment income and portfolio value, subject to liquidity requirements, capital constraints, diversification requirements, asset-liability matching and available investment opportunities. Our objective is to maintain a diversified, high quality portfolio of fixed maturity securities having weighted average durations that are matched to the duration and cash flow profile of our liabilities, to the extent practicable.

Operational Initiatives

We are continuing to invest in initiatives to enable a simpler and more agile low-cost operating model that provides superior service and will position our operating platforms to accommodate significant future growth. For example, our One Life initiative is focused on leveraging our most efficient systems environments and increased automation of our underwriting processes.

Effective Risk and Capital Management

We intend to continue to enhance profitability and capital efficiency within our insurance entities through disciplined pricing and effective management of risk. Volatility risk controls within our product design and our comprehensive dynamic hedging program are critical tools for managing volatility for products where we have significant exposure to

AIG 2013 Form 10-K

ITEM 7 / EXECUTIVE SUMMARY

equity market volatility and changes in interest rates. Additionally, our scale and the breadth of our product offerings provide diversification of risk across our product portfolio.

See Results of Operations — Segment Results — AIG Life and Retirement Results for additional information.

OTHER OPERATIONS STRATEGIC INITIATIVES AND OUTLOOK

Mortgage Guaranty (UGC)

Executive Overview

Risk Selection — Ensure the high quality of our new business through disciplined underwriting and our multi-variant risk-based pricing model.

Innovation — Develop and enhance products, technology, and processes while addressing the needs of stakeholders in the mortgage industry.

Ease of Use — Reduce complexity in the mortgage insurance process.

Expense Management — Streamline our processes through the use of technology and shared services.

Market Conditions and Industry Trends

Interest rate increases in late 2013 reduced the refinancing activity that drove much of the increased volume in the mortgage loan industry during the year. As a result, UGC anticipates a decrease in new insurance written during 2014 compared to 2013. However, the majority of UGC's new business written during 2013 was originated from home purchases as opposed to refinancing, and we expect the growth in home purchase lending in 2014 to partially offset the decline in refinancing activity. UGC believes the increase in home purchases will be driven by increased buyer confidence arising from home price appreciation and interest rates remaining at low levels relative to historical levels.

Although increasing interest rates may have an unfavorable impact on new mortgage loan volumes, UGC expects that increasing interest rates will have a favorable impact on the persistency of business written over the last several quarters since refinancing of mortgage loans would be unattractive to homeowners who originated mortgages at the historically low interest rates prevalent during the last several periods. We expect that this higher persistency will continue to benefit our results throughout 2014 and into 2015.

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

Strategic Initiatives

Risk Selection

During 2014, UGC expects to continue to be a leading provider of mortgage insurance and will differentiate itself from its competitors by providing superior products to our customers and utilizing its proprietary risk-based pricing strategy. This pricing strategy provides UGC's customers with mortgage insurance products that are priced commensurate with the underwriting risk, which we believe will result in an appropriately priced, high-quality book of business. UGC plans to continue to execute this strategy in 2014. The business generated under this strategy, which was initiated during 2009, accounts for approximately 53 percent of net premiums earned in 2013.

AIG 2013 Form 10-K

ITEM 7 / EXECUTIVE SUMMARY

Global Capital Markets

AIG Markets acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services for AIG entities. The derivative portfolio of AIG Markets consists primarily of interest rate and currency derivatives.

The remaining derivatives portfolio of AIGFP consists primarily of hedges of the assets and liabilities of the DIB and a portion of the legacy hedges for AIG and its subsidiaries. AIGFP's derivative portfolio consists primarily of interest rate, currency, credit, commodity and equity derivatives. Additionally, AIGFP has a credit default swap portfolio that is being managed for economic benefit and with limited risk. The AIGFP portfolio continues to be wound down and is managed consistent with our risk management objectives. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions that we believe are of low complexity, low risk or currently not economically appropriate to unwind based on a cost versus benefit analysis.

Direct Investment Book

The DIB consists of a portfolio of assets and liabilities held directly by AIG Parent in the MIP and certain non-derivative assets and liabilities of AIGFP. The DIB portfolio is being wound down and is managed with the objective of ensuring that at all times it maintains the liquidity we believe is necessary to meet all of its liabilities as they come due, even under stress scenarios, and to maximize returns consistent with our risk management objectives.

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

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS

Results of Operations

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three-year period ended December 31, 2013. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment discussion. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section of this MD&A.

The following table presents our consolidated results of operations:

Years Ended December 31,				Percentage Change
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Revenues:
Premiums	$37,350	$38,047	$39,026	(2)%	(3)%
Policy fees	2,535	2,349	2,309	8	2
Net investment income	15,810	20,343	14,755	(22)	38
Net realized capital gains	1,744	930	691	88	35
Aircraft leasing revenue	4,420	4,504	4,508	(2)	–
Other income	6,819	4,848	3,816	41	27

Total revenues	68,678	71,021	65,105	(3)	9

Benefits, claims and expenses:
Policyholder benefits and claims incurred	29,503	32,036	33,523	(8)	(4)
Interest credited to policyholder account balances	3,892	4,340	4,432	(10)	(2)
Amortization of deferred policy acquisition costs	5,157	5,709	5,486	(10)	4
Other acquisition and insurance expenses	9,166	9,235	8,458	(1)	9
Interest expense	2,142	2,319	2,444	(8)	(5)
Aircraft leasing expenses	4,549	4,138	5,401	10	(23)
Loss on extinguishment of debt	651	32	2,908	NM	(99)
Net loss on sale of properties and divested businesses	48	6,736	74	(99)	NM
Other expenses	4,202	3,585	3,280	17	9

Total benefits, claims and expenses	59,310	68,130	66,006	(13)	3

Income (loss) from continuing operations before income tax expense (benefit)	9,368	2,891	(901)	224	NM
Income tax expense (benefit)	360	(808)	(19,764)	NM	96

Income from continuing operations	9,008	3,699	18,863	144	(80)
Income from discontinued operations, net of income tax expense (benefit)	84	1	2,467	NM	(100)

Net income	9,092	3,700	21,330	146	(83)

Less: Net income attributable to noncontrolling interests	7	262	708	(97)	(63)

Net income attributable to AIG	$9,085	$3,438	$20,622	164%	(83)%

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS

Consolidated Comparison for 2013 and 2012

Income from continuing operations before income tax expense was $9.4 billion in 2013 compared to $2.9 billion in 2012, and reflected the following:

•

pre-tax income from insurance operations of $5.1 billion, $6.5 billion and $213 million from AIG Property Casualty, AIG Life and Retirement and Mortgage Guaranty in 2013, respectively, compared to pre-tax income of $2.0 billion, $3.8 billion and $15 million for these operations in 2012. Net investment income, excluding gains recognized in 2012 from our previous investments in ML II, ML III and AIA, improved in 2013 compared to 2012 due to higher returns on alternative investments, primarily due to the performance of equity markets. In addition, 2013 includes income from legal settlements related to the financial crisis of $1.0 billion. Included in 2012 pre-tax income for AIG Property Casualty were catastrophe losses of $2.7 billion, largely arising from Storm Sandy and severe losses of $326 million. See Note 3 to the Consolidated Financial Statements for further information;

•

loss on extinguishment of debt of $651 million in 2013 resulting from redemptions and repurchases of, and cash tender offers for, certain debt securities; and

•

net investment income in 2012 reflected an increase in fair value of AIG's interests in AIA ordinary shares and ML III of $2.1 billion and $2.9 billion, respectively.

Continued Improvement in
Insurance Operations

•

For the fourth consecutive year we posted a full year profit.

•

Our total AIG Property Casualty accident year loss ratio, as adjusted, improved each year during the past four years.

•

We enhanced spread income and actively managed through the low interest rate environment.

•

Our investment portfolio performance, excluding gains recognized in 2012 from our previous investments in ML II, ML III and AIA, improved due to higher returns on alternative investments, driven primarily by equity market gains.

For the year ended December 31, 2013, the effective tax rate on income from continuing operations was 3.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits of $2.8 billion related to a decrease in AIG Life and Retirement's capital loss carryforward valuation allowance, $396 million related to a decrease in certain other valuation allowances associated with foreign jurisdictions and $298 million associated with tax exempt interest income. These items were partially offset by charges of $632 million related to uncertain tax positions.

For the year ended December 31, 2012, the effective tax rate on income from continuing operations was (27.9) percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to decreases in AIG Life and Retirement's capital loss carryforward valuation allowance of $1.9 billion related to the actual and projected gains from AIG Life and Retirement's available-for-sale securities, and tax effects associated with tax exempt interest income of $302 million. These items were partially offset by changes in uncertain tax positions of $446 million.

Consolidated Comparison for 2012 and 2011

Income from continuing operations before income tax expense was $2.9 billion in 2012 compared to $(0.9) billion in 2011 and reflected the following:

•
pre-tax income from insurance operations of $2.0 billion, $3.8 billion and $15 million from AIG Property Casualty, AIG Life and Retirement and Mortgage Guaranty in 2012, respectively, compared to pre-tax income (loss) of $2.1 billion, $3.0 billion and $(77) million for these operations in 2011. Included in 2012 pre-tax income for AIG Property Casualty were catastrophe losses of $2.7 billion, largely arising from Storm Sandy, and severe losses of $326 million. Included in 2011 pre-tax income for AIG Property Casualty were catastrophe losses of $3.3 billion, largely arising from Hurricane Irene, U.S. tornadoes and the Great Tohoku Earthquake & Tsunami in Japan (the Tohoku Catastrophe) and severe losses of $296 million. See Note 3 to the Consolidated Financial Statements for further information;

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS

•
increases in fair value of AIG's interest in AIA ordinary shares of $2.1 billion and $1.3 billion in 2012 and 2011, respectively. The increase in fair value in 2012 included a gain on sale of AIA ordinary shares of approximately $0.8 billion;

•
an increase in fair value of AIG's interest in ML III of $2.9 billion in 2012, compared to a decrease in fair value of $646 million in 2011;

•
an increase in estimated litigation liability of approximately $783 million for 2012 based on developments in several actions;

•
litigation settlement income of $210 million in 2012 from settlements with three financial institutions who participated in the creation, offering and sale of RMBS from which AIG and its subsidiaries suffered losses either directly on their own account or in connection with their participation in AIG's securities lending program; and

•
a $3.3 billion net loss in 2011, primarily consisting of the accelerated amortization of the remaining prepaid commitment fee asset resulting from the termination of the credit facility provided by the FRBNY (the FRBNY Credit Facility) in 2011. This was partially offset by a $484 million gain on extinguishment of debt due to the exchange of subordinated debt.

For the year ended December 31, 2011, the effective tax rate on loss from continuing operations was not meaningful, due to the significant effect of releasing approximately $18.4 billion of the deferred tax asset valuation allowance. Other factors that contributed to the difference from the statutory rate included tax benefits of $454 million associated with tax exempt interest income, $386 million associated with the effect of foreign operations, and $224 million related to our investment in subsidiaries and partnerships.

The following table presents a reconciliation of net income attributable to AIG to after-tax operating income (loss) attributable to AIG:

Years Ended December 31, (in millions)	2013	2012	2011

Net income attributable to AIG	$9,085	$3,438	$20,622
Income from discontinued operations	(84)	(1)	(2,448)
Loss from divested businesses, including Aircraft Leasing	117	4,039	663
Uncertain tax positions and other tax adjustments	791	543	–
Legal reserves (settlements) related to legacy crisis matters	(460)	353	13
Deferred income tax valuation allowance releases	(3,237)	(1,911)	(18,307)
Amortization of FRBNY prepaid commitment fee asset	–	–	2,358
Changes in fair value of AIG Life and Retirement fixed maturity securities designated to hedge living benefit liabilities, net of interest expense	105	(24)	–
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains	1,132	781	202
AIG Property Casualty other (income) expense – net	47	–	–
Loss on extinguishment of debt	423	21	(480)
Net realized capital gains	(1,157)	(586)	(453)
Non-qualifying derivative hedging gains, excluding net realized capital gains	–	(18)	(84)

After-tax operating income attributable to AIG	$6,762	$6,635	$2,086

After-tax operating income attributable to AIG increased in 2013 compared to 2012 primarily due to increases in income from insurance operations, discussed above, lower income tax expense and noncontrolling interests, partially offset by fair value gains on AIG's previously held interests in AIA ordinary shares, ML II, and ML III.

After-tax operating income attributable to AIG increased in 2012 compared to 2011 primarily due to increases in income from insurance operations and in the fair value gains on AIG's interests in AIA ordinary shares and AIG's interest in ML III, discussed above. This was partially offset by an increase in income tax expense in 2012 compared to an income tax benefit in 2011.

For the year ended December 31, 2013, the effective tax rate on pre-tax operating income was 28.9 percent. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax exempt interest income and other permanent tax items, and the impact of discrete tax benefits.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS

For the year ended December 31, 2012, the effective tax rate on pre-tax operating income was 31.6 percent. The significant factors that contributed to the difference from the statutory rate was primarily due to tax exempt interest income and other permanent tax items.

For the year ended December 31, 2011, the effective tax rate on pre-tax operating income was (9.6) percent. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax exempt interest income, tax benefits associated with noncontrolling interests, and the impact of discrete tax benefits.

Segment Results

We report the results of our operations through two reportable segments: AIG Property Casualty and AIG Life and Retirement. The Other Operations category consists of businesses and items not allocated to our reportable segments.

The following table summarizes the operations of each reportable segment and Other Operations. See also Note 3 to the Consolidated Financial Statements.

Years Ended December 31,				Percentage Change
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Total revenues:
AIG Property Casualty	$39,709	$39,954	$40,977	(1)%	(2)%
AIG Life and Retirement	20,590	17,645	16,163	17	9

Total reportable segments	60,299	57,599	57,140	5	1
Other Operations	8,893	14,563	8,526	(39)	71
Consolidation and eliminations	(514)	(1,141)	(561)	55	(103)

Total revenues	$68,678	$71,021	$65,105	(3)	9

Pre-tax income (loss):
AIG Property Casualty	$5,133	$2,023	$2,100	154	(4)
AIG Life and Retirement	6,505	3,780	2,956	72	28

Total reportable segments	11,638	5,803	5,056	101	15
Other Operations:
Mortgage Guaranty	213	15	(77)	NM	NM
Global Capital Markets	625	553	(7)	13	NM
Direct Investment book	1,544	1,632	622	(5)	162
Retained interests	–	4,957	486	NM	NM
Corporate & Other	(4,706)	(10,186)	(6,007)	54	(70)
Aircraft Leasing	(129)	339	(1,005)	NM	NM
Consolidation and eliminations	4	–	–	NM	NM

Other Operations	(2,449)	(2,690)	(5,988)	9	55

Consolidation and eliminations	179	(222)	31	NM	NM

Total pre-tax income (loss)	$9,368	$2,891	$(901)	224	NM

Pre-tax operating income (loss):
AIG Property Casualty	$4,812	$1,793	$1,148	168	56
AIG Life and Retirement	5,095	4,160	3,277	22	27

Total reportable segments	9,907	5,953	4,425	66	35
Other Operations:
Mortgage Guaranty	205	9	(97)	NM	NM
Global Capital Markets	625	557	(11)	12	NM
Direct Investment book	1,448	1,215	604	19	101
Retained interests	–	4,957	486	NM	NM
Corporate & Other	(2,793)	(2,591)	(2,686)	(8)	4
Consolidation and eliminations	4	–	–	NM	NM

Other Operations	(511)	4,147	(1,704)	NM	NM

Consolidations, eliminations and other adjustments	165	(18)	(181)	NM	90

Total pre-tax operating income (loss)	$9,561	$10,082	$2,540	(5)	297

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS

TOTAL REVENUES
(in millions)

A discussion of significant items affecting pre-tax segment income follows. Factors that affect pre-tax operating income for a specific business segment are discussed in the detailed business segment analysis.

Pre-tax Income Comparison for 2013 and 2012

AIG Property Casualty — Pre-tax income increased in 2013 compared to 2012, primarily as a result of improved underwriting results. The improved underwriting results are attributable to lower catastrophe losses, an improvement in current year losses, reflecting the continued shift to higher value business, enhanced risk selection and improved pricing. The improvement in pre-tax income also reflected higher net investment income in 2013 compared to 2012 due to the strong performance of alternative investments and income associated with the PICC P&C shares that are accounted for under the fair value option.

AIG Life and Retirement — Pre-tax income increased in 2013 compared to 2012, primarily due to increased fee income from growth in our variable annuity account value and continued active spread management related to our interest rate sensitive businesses, income from legal settlements and alternative investments. These increases were partially offset by the absence of fair value gains recognized in 2012 from our investment in ML II, which was liquidated in March 2012. Net realized capital gains increased in 2013 compared to 2012, primarily due to gains in connection with our program to utilize capital loss carryforwards, which were partially offset by the triggering of additional loss recognition reserves, reflected in Policyholder benefits and claims incurred, from the subsequent reinvestment of the proceeds from these sales at lower yields.

Other Operations — Other Operations reported a decline in pre-tax loss in 2013 compared to 2012. The pre-tax loss in 2013 included impairment on investments in life settlements, a loss on extinguishment of debt resulting from the redemptions and repurchases of, and cash tender offers, for certain debt securities, and severance expense, partially

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS

offset by an increase in pre-tax income from GCM and Mortgage Guaranty. The pre-tax income in 2012 included fair value gains from our previously held interests in AIA ordinary shares and ML III.

Mortgage Guaranty's pre-tax operating income increased in 2013 compared to 2012 due to higher net premiums earned in the first-lien business, a decline in newly reported delinquencies and improving cure rates.

The net loss on divested businesses in 2012 includes a loss associated with the announced sale of ILFC.

Pre-tax Income Comparison for 2012 and 2011

AIG Property Casualty — Pre-tax income decreased slightly in 2012 compared to 2011 due to higher acquisition costs as a result of the change in business mix from Commercial Insurance to Consumer Insurance and higher general operating expenses and lower net realized capital gains. Partially offsetting the decrease were lower underwriting losses due to the impact of lower catastrophe losses, underwriting improvements related to rate increases and enhanced risk selection, higher net investment income due to asset diversification by reducing the concentration in tax-exempt municipal instruments and increasing investments in private placement debt and structured securities.

AIG Life and Retirement — Pre-tax income increased in 2012 compared to 2011, principally due to efforts to actively manage net investment spreads. Results benefited from higher net investment income, lower interest credited, lower reserves for death claims and the impact of more favorable separate account performance on DAC amortization and policyholder benefit reserves. These items were partially offset by significant proceeds from a legal settlement in 2011, higher mortality costs and an increase in GIC reserves.

Other Operations — Other Operations recorded a decline in pre-tax loss in 2012 compared to 2011 due to fair value and realized gains in our interest in AIA ordinary shares, and in our interest in ML III, partially offset by an increase in estimated litigation liability, and a loss on extinguishment of debt of $3.3 billion in 2011 in connection with the termination of the FRBNY Credit Facility.

Mortgage Guaranty recorded a pre-tax operating income in 2012 compared to a pre-tax operating loss in 2011 due to a decrease in claims and claims adjustment expense.

The net loss on divested businesses in 2012 includes a loss associated with the announced sale of ILFC.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS

The following table presents reconciliations of pre-tax income (loss) to pre-tax operating income (loss) by reportable segment and after-tax operating income attributable to AIG, which are non-GAAP measures. See Use of Non-GAAP Measures for additional information.

Years Ended December 31, (in millions)	2013	2012	2011

AIG Property Casualty
Pre-tax income	$5,133	$2,023	$2,100
Net realized capital gains	(380)	(211)	(957)
Legal settlements*	(13)	(17)	–
Other (income) expense – net	72	(2)	5

Pre-tax operating income	$4,812	$1,793	$1,148

AIG Life and Retirement
Pre-tax income	$6,505	$3,780	$2,956
Legal settlements*	(1,020)	(154)	–
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities, net of interest expense	161	(37)	–
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains	1,486	1,201	327
Net realized capital gains	(2,037)	(630)	(6)

Pre-tax operating income	$5,095	$4,160	$3,277

Other Operations
Pre-tax loss	$(2,449)	$(2,690)	$(5,988)
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital (gains) losses	98	–	–
Net realized capital (gains) losses	685	(289)	348
Net loss on sale of divested businesses	48	6,717	74
Legal reserves	446	754	20
Legal settlements*	(119)	(39)	–
Deferred gain on FRBNY credit facility	–	–	(296)
Loss on extinguishment of debt	651	32	3,204
Aircraft Leasing	129	(338)	934

Pre-tax operating income (loss)	$(511)	$4,147	$(1,704)

Total
Pre-tax operating income of reportable segments and Other Operations	$9,396	$10,100	$2,721
Consolidations, eliminations and other adjustments	165	(18)	(181)

Pre-tax operating income	9,561	10,082	2,540
Income tax benefits (expense)	(2,762)	(3,187)	243
Noncontrolling interests excluding net realized capital gains	(37)	(260)	(697)

After-tax operating income attributable to AIG	$6,762	$6,635	$2,086

*     Reflects income from settlements with financial institutions that participated in the creation, offering and sale of RMBS from which AIG realized losses during the financial crisis.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

AIG PROPERTY CASUALTY

AIG Property Casualty presents its financial information in two operating segments — Commercial Insurance and Consumer Insurance — as well as an Other category.

We are developing new value-based metrics that provide management with enhanced measures to evaluate our profitability, such as a risk-adjusted profitability model. Along with underwriting results, this risk-adjusted profitability model incorporates elements of capital allocations, costs of capital and net investment income. We believe that such performance measures will allow us to better assess the true economic returns of our business.

AIG Property Casualty 2013 Highlights

Pre-tax Operating Income increased in 2013, compared to the prior year, due to lower catastrophe losses, improvements in underwriting results and strong investment performance. AIG Property Casualty continued to shift its mix of business to higher value products and regions, while benefiting from positive rate trends.

Net premiums written decreased slightly in 2013, compared to the prior year, due to the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen, which primarily impacted the Consumer Insurance businesses. This decrease was largely offset by an increase in the Commercial Insurance net premiums written due to rate increases, improved retention, growth in new business and changes in our reinsurance program. Excluding the effect of foreign exchange, net premiums written increased by approximately 4 percent compared to the prior year.

The loss ratio improved by 7.2 points in 2013, compared to the prior year, primarily due to positive pricing, continued improvement from our change in business mix and lower catastrophe losses. These improvements were partially offset by an increase in severe losses and adverse prior year development, which added 0.8 points and 0.1 point to the loss ratio, respectively, compared to the prior year. Additionally, an increase in discount for certain workers' compensation reserves improved the loss ratio by 1.0 points compared to the prior year.

The acquisition ratio decreased by 0.2 points in 2013, compared to the prior year. Decreases in the Commercial Insurance acquisition ratio, related to changes in business mix and reinsurance structures, partially offset by increased commission rates in Consumer Insurance, driven by increases in growth targeted lines of business.

The general operating expense ratio increased by 0.2 points in 2013, compared to the prior year. An increase in the cost of our employee incentive plans was partially offset by the decrease in bad debt expense and reduced costs for strategic initiatives. In addition, for 2013, the lower net premiums earned base contributed to the increase, primarily due to the fixed expense base that generally does not vary with production.

Net investment income increased by 10 percent in 2013, compared to the prior year, primarily due to increases in alternative investment returns and income associated with the PICC P&C shares that are accounted for under the fair value option.

We provided $4.3 billion of dividends to AIG Parent during the year ended December 31, 2013, including non-cash dividends of $222 million (including dividends of $1.8 billion related to restructuring activities).

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

AIG Property Casualty Results

The following table presents AIG Property Casualty results(*):

Years Ended December 31,				Percentage Change
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Commercial Insurance
Underwriting results:
Net premiums written	$20,842	$20,300	$21,055	3%	(4)%
(Increase) decrease in unearned premiums	(205)	500	748	NM	(33)

Net premiums earned	20,637	20,800	21,803	(1)	(5)
Claims and claims adjustment expenses incurred	14,828	16,696	18,332	(11)	(9)
Acquisition expenses	3,329	3,453	3,184	(4)	8
General operating expenses	2,582	2,543	2,136	2	19

Underwriting loss	(102)	(1,892)	(1,849)	95	(2)
Net investment income	2,500	2,769	3,118	(10)	(11)

Pre-tax operating income	$2,398	$877	$1,269	173%	(31)%

Consumer Insurance
Underwriting results:
Net premiums written	$13,552	$14,150	$13,762	(4)%	3%
Increase in unearned premiums	(323)	(198)	(7)	(63)	NM

Net premiums earned	13,229	13,952	13,755	(5)	1
Claims and claims adjustment expenses incurred	7,799	8,498	8,900	(8)	(5)
Acquisition expenses	3,376	3,483	3,274	(3)	6
General operating expenses	2,109	2,130	1,979	(1)	8

Underwriting loss	(55)	(159)	(398)	65	60
Net investment income	372	451	354	(18)	27

Pre-tax operating income (loss)	$317	$292	$(44)	9%	NM %

Other
Underwriting results:
Net premiums written	$(6)	$(14)	$23	57%	NM %
Decrease in unearned premiums	93	135	108	(31)	25

Net premiums earned	87	121	131	(28)	(8)
Claims and claims adjustment expenses incurred	12	591	717	(98)	(18)
Acquisition expenses	–	–	6	NM	NM
General operating expenses	373	466	266	(20)	75

Underwriting loss	(298)	(936)	(858)	68	(9)
Net investment income	2,395	1,560	781	54	100

Pre-tax operating income (loss)	2,097	624	(77)	236	NM
Net realized capital gains	380	211	957	80	(78)
Legal settlement	13	17	–	(24)	NM
Other income (expense) – net	(72)	2	(5)	NM	NM

Pre-tax income	$2,418	$854	$875	183%	(2)%

Total AIG Property Casualty
Underwriting results:
Net premiums written	$34,388	$34,436	$34,840	–%	(1)%
(Increase) decrease in unearned premiums	(435)	437	849	NM	(49)

Net premiums earned	33,953	34,873	35,689	(3)	(2)
Claims and claims adjustment expenses incurred	22,639	25,785	27,949	(12)	(8)
Acquisition expenses	6,705	6,936	6,464	(3)	7
General operating expenses	5,064	5,139	4,381	(1)	17

Underwriting loss	(455)	(2,987)	(3,105)	85	4
Net investment income	5,267	4,780	4,253	10	12

Pre-tax operating income	4,812	1,793	1,148	168	56
Net realized capital gains	380	211	957	80	(78)
Legal settlement	13	17	–	(24)	NM
Other income (expense) – net	(72)	2	(5)	NM	NM

Pre-tax income	$5,133	$2,023	$2,100	154%	(4)%

*     Certain 2013 severance expenses totaling $263 million for AIG Property Casualty are included in AIG's Other Operations. As these expenses are related to an overall AIG initiative to centralize work streams into lower cost locations, and create a more streamlined organization, they have not been allocated to the AIG Property Casualty segment.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

*     The operations reported as part of Other do not have meaningful levels of Net premiums written.

2013 and 2012 Comparison

AIG Property Casualty Results

Pre-tax operating income increased in 2013, compared to the prior year, due to an improvement in underwriting results and an increase in net investment income. The improvement in underwriting results reflected lower catastrophe losses, an improvement in current accident year losses, and an increase in reserve discount compared to the prior year. Net investment income increased due to increases in alternative investment returns and income associated with the PICC P&C shares that are accounted for under the fair value option. The asset diversification strategies that we executed during 2012 enabled us to maintain similar yields in the portfolio despite the continued low interest rate environment in 2013. Catastrophe losses were $787 million and $2.7 billion for the years ended December 31, 2013 and 2012, respectively. The net benefit in reserve discount was $309 million and $63 million for the years ended December 31, 2013 and 2012, respectively. As discussed further in the Discounting of Reserves section, we revised our estimate for discounting of loss reserves with the agreement of our Pennsylvania regulator. We previously applied different Pennsylvania-prescribed discounting practices and factors to our primary and excess workers' compensation reserves in Commercial Insurance and Other. Our revised estimate provides a more consistent approach that better aligns our discount rate with our future expected risk-adjusted yield on the underlying assets and payout patterns.

Acquisition expenses decreased in 2013, compared to the prior year, primarily due to the timing of certain guaranty funds and other assessments, and the change in reinsurance structures in Commercial Insurance, which were partially offset by an increase in acquisition expenses in Consumer Insurance due to the change in business mix.

General operating expenses decreased in 2013, compared to the prior year, due to decreases in bad debt expense and reduced costs for strategic initiatives. Bad debt expense decreased by $149 million from $134 million in the prior year. The decrease in bad debt expense was primarily due to reductions in prior year reserves, as collections exceeded the originally estimated recoveries. Strategic initiatives which include infrastructure project expenses and those severance charges borne by AIG Property Casualty, decreased by $158 million from $455 million in the prior year. These decreases were partially offset by an increase in the cost of our employee incentive plans of $247 million. The increase in the cost of our employee incentive plans was primarily due to the alignment of employee performance with the overall performance of the organization, including our stock performance, and accelerated vesting provisions for retirement-eligible individuals in the 2013 share-based plan.

Commercial Insurance Results

Pre-tax operating income increased in 2013, compared to the prior year, primarily due to a decrease in catastrophe losses to $710 million from $2.3 billion in the prior year, partially offset by a decrease in allocated net investment income as a result of a decrease in the risk-free rates used in our investment income allocation model. The lower underwriting loss in 2013 compared to the prior year was primarily due to lower catastrophe losses, rate increases,

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

and enhanced risk selection and loss mitigation activities. As discussed further in the Discounting of Reserves section, our 2013 results included a $322 million charge primarily for the change in reserve discount compared to a $100 million benefit in 2012 from an increase in reserve discount. Prior year adverse development increased by $58 million compared to 2012. The current accident year losses for 2013 included severe losses of $569 million compared to the severe losses of $293 million incurred in the prior year. This increase was driven largely by a large property loss and related contingent business interruption claims, totaling $131 million and by an increased frequency of severe losses compared to prior periods. Net adverse development, including related premium adjustments was $294 million in 2013, which includes $149 million of adverse development related to Storm Sandy, compared to $236 million in the prior year. The adverse development related to Storm Sandy resulted from higher severities on a small number of existing large and complex commercial claims. These increased severities were driven by a number of factors, including the extensive damage caused to properties in the downtown New York metropolitan area.

Acquisition expenses decreased in 2013, compared to the prior year, due to changes in reinsurance, the timing of guaranty funds and other assessments, as well as change in business mix.

General operating expenses increased slightly in 2013, compared to the prior year, primarily due to the increase in employee incentive plan expense, as previously discussed, and strategic initiatives, which was partially offset by a decrease in bad debt expense.

Consumer Insurance Results

Pre-tax operating income increased in 2013, compared to the prior year, primarily due to a lower underwriting loss, which is partially offset by a decrease in allocated net investment income. Underwriting results improved primarily due to lower catastrophe losses and higher net favorable development, coupled with lower acquisition and general operating expenses. Allocated net investment income decreased due to a decrease in the risk-free rates used in our investment income allocation model. Catastrophe losses in 2013 were $77 million, compared to $382 million during the prior year. Net favorable development was $155 million in 2013, compared to $20 million in the prior year. The year ended December 31, 2013 included approximately $41 million of favorable development from Storm Sandy driven primarily by the reduction of reserves for excess flood policies indicated from completed property inspections and lower than expected severity on certain other policy claims.

Acquisition expenses decreased in 2013, compared to the prior year, primarily due to the change in business mix which was partially offset by costs in growth-targeted lines of business. Direct marketing expenses, excluding commissions, for the year ended December 31, 2013 were $440 million, compared to $452 million in the prior year. These expenses, while not deferrable, are expected to generate business that has an average expected overall persistency of approximately five years and, in Japan, approximately nine years. Excluding the effect of foreign exchange, direct marketing expenses increased by approximately $46 million in 2013 compared to the prior year.

General operating expenses decreased in 2013, compared to the prior year, primarily due to reduced costs for strategic initiatives, which were partially offset by the increase in employee incentive plan expense previously discussed and the strategic expansion into growth economy nations.

Other Results

Pre-tax operating income increased in 2013, compared to the prior year, primarily due to an increase in net investment income and a decrease in underwriting loss. Net investment income increased due to improved overall investment performance and a reduced allocation to Commercial Insurance and Consumer Insurance, resulting from the use of lower risk-free rates in our investment income allocation model. As discussed further in the Discounting of Reserves section, our 2013 results include a $649 million benefit, primarily related to a revision in state prescribed discounting of excess workers' compensation loss reserves that are reported in Other. Net adverse development was $326 million in 2013, compared to $229 million in 2012.

General operating expenses decreased as a result of lower expenses related to strategic initiatives.

2012 and 2011 Comparison

AIG Property Casualty Results

Pre-tax operating income increased in 2012, compared to the prior year, primarily due to a decrease in catastrophe losses to $2.7 billion from $3.3 billion in the prior year. In addition, net investment income increased due to asset

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

diversification, from concentration in tax-exempt municipal instruments into investments in private placement debt and structured securities. Net prior year adverse development, including premium adjustments, was $445 million for 2012 compared to $39 million for 2011.

Acquisition expenses increased due to the change in business mix to higher value lines of business and the change in business mix from Commercial Insurance to Consumer Insurance.

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

Commercial Insurance Results

Pre-tax operating income decreased in 2012, compared to the prior year, primarily due to a decrease in allocated net investment income reflecting a decrease in the risk-free rate. Underwriting losses increased slightly compared to the prior year, reflecting higher acquisition and general operating expenses, and higher adverse prior year development, partially offset by lower catastrophe and improved current accident year losses, the effect of rate increases and enhanced risk selection, and an increase in reserve discount of $100 million.

Acquisition expenses increased primarily as a result of higher commission expense due to the restructuring of the U.S. Casualty, primarily loss-sensitive business, as we move towards higher value lines of business.

General operating expenses increased due to an increase in bad debt expense of approximately $143 million and investments in strategic initiatives.

Consumer Insurance Results

Pre-tax operating income increased in 2012, compared to the prior year, reflecting a reduction in underwriting loss as well as an increase in allocated net investment income resulting primarily from the strategic group benefits partnership with AIG Life and Retirement. Underwriting results improved due to the combination of lower catastrophe losses, favorable loss reserve development, the effect of rate increases, enhanced risk selection and portfolio management. These improvements were offset in part by higher acquisition and general operating expenses.

Acquisition expenses increased in 2012, compared to the prior year, primarily due to an increase in warranty profit sharing arrangements, increased investment in direct marketing, and a decrease of approximately $49 million in the benefit from the amortization of VOBA liabilities recognized at the time of the Fuji acquisition.

General operating expenses increased in 2012, compared to the prior year, due to investments in infrastructure and strategic expansion in growth economy nations.

Other Results

We continued to invest in a number of strategic initiatives during 2012, including the implementation of global finance and information systems, preparation for Solvency II compliance, readiness for regulation by the FRB, legal entity restructuring, and underwriting and claims improvement initiatives. We also continued to streamline our finance, policy and claims administration and human resources operations. The costs of these initiatives, which are not specific to either Commercial Insurance or Consumer Insurance, are reported as part of the Other category. For the year ended December 31, 2012, these costs totaled $391 million, representing an increase of approximately $195 million over the prior year.

See AIG Property Casualty Underwriting Ratios below for further information on prior year development.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

AIG Property Casualty Net Premiums Written

The following table presents AIG Property Casualty net premiums written by major line of business:

				Percentage Change
Years Ended December 31, (in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Commercial Insurance
Casualty	$8,145	$8,574	$9,820	(5)%	(13)%
Property	4,708	4,191	3,811	12	10
Specialty	3,730	3,576	3,552	4	1
Financial lines	4,259	3,959	3,872	8	2

Total net premiums written	$20,842	$20,300	$21,055	3%	(4)%

Consumer Insurance
Accident & Health	$6,621	$6,969	$6,762	(5)%	3%
Personal lines	6,931	7,181	7,000	(3)	3

Total net premiums written	$13,552	$14,150	$13,762	(4)%	3%

Other	(6)	(14)	23	57	NM

Total AIG Property Casualty net premiums written	$34,388	$34,436	$34,840	–%	(1)%

2013 and 2012 Comparison

Commercial Insurance Net Premiums Written

During 2013, Commercial Insurance continued to focus on the execution of its strategic objectives.

Casualty net premiums written decreased in 2013, compared to the prior year, primarily due to the execution of our strategy to enhance risk selection, particularly in the Americas and EMEA, as well as to increase specific reinsurance purchases to better manage our exposures. Changes in reinsurance strategy decreased net premiums written by approximately $185 million in 2013, compared to the prior year. In line with our strategy, Casualty net premiums written decreased 17.1 percent since 2011 due to the capital intensive nature of the long-tail Casualty book of business. We implemented rate increases in retained business, especially in the U.S., that partially offset these premium decreases.

Property net premiums written increased in 2013, compared to the prior year, primarily due to growth in new business across all regions, favorable retention in renewal businesses and increases in coverage limits and changes to our per-risk reinsurance program to retain more favorable risks, while continuing to manage aggregate exposure. Catastrophe-exposed businesses in the Americas also benefitted from rate increases.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

The increase in net premiums written was partially offset by the effect of catastrophe bond transactions which provide coverage for several years with ceded written premium recognized at the inception of the transaction. In 2013, we entered into two multi-year catastrophe bond transactions, which will provide $525 million of indemnity protection, in the aggregate, against U.S., Caribbean and Gulf of Mexico named storms, and U.S. and Canadian earthquakes through the end of 2018. These transactions reduced net premiums written in 2013 by $140 million. Our previous catastrophe bond issuance occurred in the fourth quarter of 2011.

Specialty net premiums written increased in 2013 compared to the prior year, primarily due to rate increases in environmental business, small-and medium-sized enterprise markets in the Americas region, new business growth in EMEA, as well as the restructuring of our reinsurance program to retain more favorable risks while continuing to manage aggregate exposure, which increased net premiums written by $144 million, compared to the prior year.

Financial lines net premiums written increased in 2013 compared to the prior year, reflecting growth in new business related to targeted growth products, particularly in the EMEA region as well as an improved rate environment globally. Global professional indemnity net premiums written increased by $86 million in 2013, due to improved rates, strong new business growth and the restructuring of our reinsurance program, as part of our decision to retain more favorable risks while continuing to manage aggregate exposure.

See Part I. Item 1 Business — Reinsurance Activities for further discussion on catastrophe bond transactions.

Consumer Insurance Net Premiums Written

Consumer Insurance net premiums written decreased in 2013, compared to the prior year, primarily due to the impact of foreign exchange as the U.S. dollar strengthened against the Japanese yen. Excluding the impact of foreign exchange, net premiums written increased compared to the prior year as the business continued to build momentum through multiple distribution channels and continued focus on direct marketing. In 2013, excluding the impact of foreign exchange, net premiums written generated by direct marketing increased by approximately 5.1 percent compared to the prior year, and accounted for approximately 16.4 percent of Consumer Insurance net premiums written.

A&H net premiums written, excluding the effect of foreign exchange, increased slightly compared to the prior year, primarily due to our focus on the growth of Fuji Life products, direct marketing, individual A&H in Asia Pacific, and travel business which continued to increase in most geographies across the globe.

Personal lines net premiums written, excluding the effects of foreign exchange, increased in 2013 compared to the prior year. The increases were driven by growth in U.S. private client group and warranty business, automobile products and the continued execution of our strategic initiative to grow higher value lines of business in non-automobile products. In addition, the impact of the timing of recognizing the excess of loss ceded premiums written in the second quarter and of the catastrophe bond issuances reduced net premiums written by approximately $58 million compared to the prior year.

2012 and 2011 Comparison

Commercial Insurance Net Premiums Written

In 2012, Commercial Insurance focused on the execution of the previously announced strategic objectives. The overall decrease in Casualty was partially offset by increases in all the other lines of business.

Casualty net premiums written decreased in 2012, compared to the prior year, as planned, primarily due to the execution of our strategy to improve loss ratios. Our enhanced risk selection process, and adherence to pricing targets resulted in the non-renewal of approximately $800 million of net premiums written, primarily within the workers' compensation business in the Americas, and within the Primary Casualty business in EMEA. In addition, the restructuring of the loss-sensitive programs decreased Casualty net premiums written by approximately $260 million in 2012. The additional premiums associated with prior year development in the loss-sensitive business also decreased by approximately $120 million. We also entered into a quota share reinsurance treaty in the U.S. for the Excess Casualty business that decreased net premiums written by approximately $60 million. We implemented rate increases in retained business, especially in the U.S., that partially offset the premium decreases noted above.

Property net premiums written increased in 2012, compared to the prior year, due to rate increases, primarily in the U.S., reduced catastrophe bond purchases in 2012, and the restructuring of the per-risk reinsurance program as part

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

of our decision to retain more favorable risks while continuing to manage aggregate exposure. Catastrophe exposed business retained in the Americas and Asia Pacific region also benefitted from rate increases.

During 2011, as part of the reinsurance strategy discussed above, we secured a three-year catastrophe bond with an industry index, first occurrence trigger, providing for $575 million in protection for U.S. hurricanes and earthquakes. The bond transaction reduced net premiums written by approximately $201 million in 2011. There were no catastrophe bond purchases in 2012.

Specialty net premiums written increased in 2012, compared to the prior year, due to the restructuring of the aerospace reinsurance program to retain more favorable risks while continuing to manage aggregate exposure. This increase was slightly offset by our strategic initiatives related to improved risk selection, particularly within products provided to small and medium sized enterprises in the Americas and EMEA regions. We continue to shift our business mix towards higher value lines, particularly in aerospace.

Financial lines net premiums written increased in 2012, compared to the prior year, reflecting strong business growth in all regions, despite targeted decreases where the business did not meet our risk selection and internal performance criteria. Financial lines net premiums written for year ended December 31, 2011 benefited from a multi-year Errors and Omissions policy in the Americas that produced net premiums written of $148 million.

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

A&H net premiums written increased in 2012, compared to the prior year, due to the growth of group personal accident business in the Americas and Asia Pacific, strong growth of new business sales in Fuji Life, travel insurance business, direct marketing programs in Japan and other Asia Pacific nations and growth in individual personal accident in other Asia Pacific nations. This was partially offset by the continuing strategies to reposition U.S. direct marketing operations, as well as pricing and underwriting actions in Europe.

Personal lines net premiums written increased in 2012, compared to the prior year, primarily due to the execution of our strategic initiative to grow higher value lines of business in non-automobile products and rate increases in Japan automobile products. Growth in non-automobile net premiums written outpaced growth in automobile net premiums written, increasing its proportion to total net premiums written, due to our focus on diversifying the global product mix.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

AIG Property Casualty Net Premiums Written by Region

The following table presents AIG Property Casualty's net premiums written by region:

				Percentage Change in U.S. dollars		Percentage Change in Original Currency
Years Ended December 31, (in millions)				2013 vs. 2012	2012 vs. 2011	2013 vs. 2012	2012 vs. 2011
	2013	2012	2011

Commercial Insurance:
Americas	$14,042	$13,717	$14,493	2%	(5)%	3%	(5)%
Asia Pacific	2,025	2,003	1,868	1	7	11	7
EMEA	4,775	4,580	4,694	4	(2)	4	1

Total net premiums written	$20,842	$20,300	$21,055	3%	(4)%	4%	(3)%

Consumer Insurance:
Americas	$3,911	$3,913	$3,628	–%	8%	1%	9%
Asia Pacific	7,666	8,443	8,194	(9)	3	4	2
EMEA	1,975	1,794	1,940	10	(8)	10	(2)

Total net premiums written	$13,552	$14,150	$13,762	(4)%	3%	4%	3%

Other:
Americas	$(6)	$(16)	$23	63%	NM %	NM %	NM %
Asia Pacific	–	2	–	NM	NM	NM	NM

Total net premiums written	$(6)	$(14)	$23	57%	NM %	NM %	NM %

Total AIG Property Casualty:
Americas	$17,947	$17,614	$18,144	2%	(3)%	2%	(3)%
Asia Pacific	9,691	10,448	10,062	(7)	4	5	3
EMEA	6,750	6,374	6,634	6	(4)	6	–

Total net premiums written	$34,388	$34,436	$34,840	–%	(1)%	4%	(1)%

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

AIG Property Casualty's business is transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the currencies that have the most significant impact to our businesses:

				Percentage Change
Years Ended December 31, Rate for 1 USD
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Currency:
JPY	95.86	79.32	80.16	21%	(1)%
EUR	0.76	0.78	0.72	(3)%	8%
GBP	0.64	0.63	0.62	2%	2%

2013 and 2012 Comparison

The Americas net premiums written increased in 2013, compared to the prior year, primarily due to the rate increases in Commercial Insurance and continued growth in the personal property and private client group and rate actions for the warranty retail program in Consumer Insurance. This was partially offset by decreases in casualty businesses reflecting the execution of our strategy to enhance risk selection and the effect of the timing of the catastrophe bond issuances.

Asia Pacific net premiums written decreased in 2013, compared to the prior year, primarily due to the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased primarily due to growth in Consumer Insurance of Fuji Life products and direct marketing business in Japan. The expansion of business in Asia Pacific countries outside of Japan also continued supported by growth in individual personal accident insurance, direct marketing and personal lines products. Commercial Insurance net premiums written increased in the Asia Pacific region primarily due to organic growth and rate increases in Property, Specialty, and Casualty. In addition, our decision to retain more favorable risks in Property and Financial lines increased net premiums written during 2013.

EMEA net premiums written increased in 2013, compared to the prior year, due to Commercial Insurance new business growth, particularly in Property and Financial lines, a change in reinsurance strategies to retain more favorable risks in those lines, and rate improvements on retained business, as well as growth in all lines of Consumer Insurance.

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

Asia Pacific net premiums written increased in 2012 primarily due to an increase in Consumer Insurance reflecting growth of personal property business, group personal accident insurance, and direct marketing business in Japan. The expansion in Asia Pacific countries outside Japan also continued in 2012, supported by growth in individual personal accident insurance, direct marketing and personal lines products. Commercial Insurance increased in the region primarily due to organic growth and rate increases in Property and moderate organic growth in Specialty and Financial lines.

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

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

AIG Property Casualty Underwriting Ratios

The following tables present the AIG Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

				Increase (Decrease)
Years Ended December 31,	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Commercial Insurance
Loss ratio	71.9	80.3	84.1	(8.4)	(3.8)
Catastrophe losses and reinstatement premiums	(3.5)	(10.9)	(11.9)	7.4	1.0
Prior year development net of premium adjustments	(1.5)	(1.2)	1.9	(0.3)	(3.1)
Net reserve discount benefit (charge)	(1.6)	0.5	0.2	(2.1)	0.3

Accident year loss ratio, as adjusted	65.3	68.7	74.3	(3.4)	(5.6)

Acquisition ratio	16.1	16.6	14.6	(0.5)	2.0
General operating expense ratio	12.5	12.2	9.8	0.3	2.4

Expense ratio	28.6	28.8	24.4	(0.2)	4.4

Combined ratio	100.5	109.1	108.5	(8.6)	0.6
Catastrophe losses and reinstatement premiums	(3.5)	(10.9)	(11.9)	7.4	1.0
Prior year development net of premium adjustments	(1.5)	(1.2)	1.9	(0.3)	(3.1)
Net reserve discount benefit (charge)	(1.6)	0.5	0.2	(2.1)	0.3

Accident year combined ratio, as adjusted	93.9	97.5	98.7	(3.6)	(1.2)

Consumer Insurance
Loss ratio	59.0	60.9	64.7	(1.9)	(3.8)
Catastrophe losses and reinstatement premiums	(0.6)	(2.7)	(5.2)	2.1	2.5
Prior year development net of premium adjustments	1.1	0.1	(0.6)	1.0	0.7

Accident year loss ratio, as adjusted	59.5	58.3	58.9	1.2	(0.6)

Acquisition ratio	25.5	25.0	23.8	0.5	1.2
General operating expense ratio	15.9	15.3	14.4	0.6	0.9

Expense ratio	41.4	40.3	38.2	1.1	2.1

Combined ratio	100.4	101.2	102.9	(0.8)	(1.7)
Catastrophe losses and reinstatement premiums	(0.6)	(2.7)	(5.2)	2.1	2.5
Prior year development net of premium adjustments	1.1	0.1	(0.6)	1.0	0.7

Accident year combined ratio, as adjusted	100.9	98.6	97.1	2.3	1.5

Total AIG Property Casualty
Loss ratio	66.7	73.9	78.3	(7.2)	(4.4)
Catastrophe losses and reinstatement premiums	(2.3)	(7.5)	(9.2)	5.2	1.7
Prior year development net of premium adjustments	(1.5)	(1.4)	(0.3)	(0.1)	(1.1)
Net reserve discount benefit (charge)	0.9	0.2	(0.1)	0.7	0.3

Accident year loss ratio, as adjusted	63.8	65.2	68.7	(1.4)	(3.5)

Acquisition ratio	19.7	19.9	18.1	(0.2)	1.8
General operating expense ratio	14.9	14.7	12.3	0.2	2.4

Expense ratio	34.6	34.6	30.4	–	4.2

Combined ratio	101.3	108.5	108.7	(7.2)	(0.2)
Catastrophe losses and reinstatement premiums	(2.3)	(7.5)	(9.2)	5.2	1.7
Prior year development net of premium adjustments	(1.5)	(1.4)	(0.3)	(0.1)	(1.1)
Net reserve discount benefit (charge)	0.9	0.2	(0.1)	0.7	0.3

Accident year combined ratio, as adjusted	98.4	99.8	99.1	(1.4)	0.7

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

Given the nature of the lines of business and the expenses included in Other, we have determined that the traditional underwriting measures of loss ratio, acquisition ratio, general operating expense ratio and combined ratio do not provide an appropriate measure of underwriting performance. Therefore, these ratios are not presented for Other.

See Liability for Unpaid Claims and Claims Adjustment Expense for further discussion of discounting of reserves and prior year development.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

The following tables present AIG Property Casualty accident year catastrophe losses by region and number of events:

Catastrophes(a)

(in millions)	# of Events	Americas	Asia Pacific	EMEA	Total

Year Ended December 31, 2013
Flooding	8	$221	$8	$116	$345
Windstorms and hailstorms	10	216	–	83	299
Wildfire	1	40	–	–	40
Tropical cyclone	3	4	99	–	103

Total catastrophe-related charges	22	$481	$107	$199	$787

Commercial Insurance		$444	$74	$192	$710
Consumer Insurance		$37	$33	$7	$77

Year Ended December 31, 2012
Flooding	1	$–	$–	$23	$23
Windstorms and hailstorms	9	311	48	23	382
Wildfire	–	–	–	–	–
Tropical cyclone(b)	3	1,981	18	113	2,112
Drought	1	108	–	–	108
Reinstatement premiums		27	–	–	27

Total catastrophe-related charges	14	$2,427	$66	$159	$2,652

Commercial Insurance		$2,072	$39	$159	$2,270
Consumer Insurance		$355	$27	$–	$382

Year Ended December 31, 2011
Flooding	5	$201	$225	$86	$512
Windstorms and hailstorms	9	552	17	56	625
Tropical cyclone	5	461	117	13	591
Earthquakes(c)	3	388	971	209	1,568
Reinstatement premiums		(5)	21	(5)	11

Total catastrophe-related charges	22	$1,597	$1,351	$359	$3,307

Commercial Insurance		$1,486	$747	$359	$2,592
Consumer Insurance		$111	$604	$–	$715

Severe Losses(a)

Years Ended December 31, (in millions)	# of Events	Americas	Asia Pacific	EMEA	Total

2013	28	$156	$184	$246	$586

2012	23	$106	$94	$126	$326

2011	21	$214	$11	$71	$296

(a)  Events shown in the above table are catastrophic insured events having a net impact in excess of $10 million each. Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance.

(b)  On October 29, 2012, Storm Sandy, one of the largest Atlantic hurricanes on record, came ashore in the U.S. When the storm made landfall, it was categorized as a tropical cyclone, not a hurricane. Storm Sandy was the second-costliest Atlantic hurricane in history, only surpassed by Hurricane Katrina in 2005. Storm Sandy caused widespread flooding and wind damage across the mid-Atlantic states. In 2012, we recorded $2,013 million in losses related to this event.

(c)  On March 11, 2011, a major earthquake occurred near the northeast coast of Honshu, Japan, triggering a tsunami in the Pacific Ocean. This disaster is referred to as the Tohoku Catastrophe. In 2011, we recorded $1,191 million in losses related to this event.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

2013 and 2012 Comparison

Commercial Insurance Ratios

The accident year combined ratio, as adjusted, improved by 3.6 points for the year ended December 31, 2013.

The improvement in the accident year loss ratio, as adjusted, reflects the realization of benefits from the continued execution of our multi-faceted strategy to enhance risk selection, pricing discipline, exposure management and claims processing. Although the execution of these strategies resulted in a reduction of Casualty net premiums written in both the Americas and EMEA regions, it also improved the accident year loss ratio, as adjusted. Severe losses represented approximately 2.8 points compared to 1.4 points in the prior year, and are included in the accident year loss ratio, as adjusted. In 2013, one single event, totaling $131 million, accounted for approximately 0.6 points of the increase.

The acquisition ratio decreased by 0.5 points in the year ended December 31, 2013 primarily due to a change in business mix and reinsurance structures.

The general operating expense ratio increased by 0.3 points in 2013, compared to the prior year. The increase in employee incentive plan expense contributed approximately 1.0 point to the increase in the general operating expense ratio. A reduction in bad debt expense in 2013 represented a decrease to the general operating ratio of approximately 0.8 points compared to the prior year.

Consumer Insurance Ratios

The accident year combined ratio, as adjusted, increased by 2.3 points for the year ended December 31, 2013.

The accident year loss ratio, as adjusted, increased by 1.2 points, primarily due to the effect of higher losses associated with a warranty retail program, group accident, and travel business in the U.S. and Canada, which in the aggregate increased the loss ratio by 1.6 points. This was partially offset by improvements in automobile and personal property, as a result of rate and underwriting actions taken in current and prior years. The higher losses associated with a warranty retail program were largely offset by a decrease in related profit sharing arrangement.

The acquisition ratio increased by 0.5 points, primarily due to the combined effect of a lower net premiums earned base, change in business mix and higher costs in growth-targeted lines of business. This was partially offset by a reduction in a profit sharing arrangement in a warranty retail program.

The general operating expense ratio increased by 0.6 points compared to the prior year. The general operating expense ratio increased primarily due to the increase in employee incentive compensation expense previously discussed, partially offset by lower infrastructure project costs.

2012 and 2011 Comparison

Commercial Insurance Ratios

The accident year combined ratio, as adjusted, improved by 1.2 points in 2012.

The improvement in the accident year loss ratio, as adjusted, in 2012, reflects the realization of benefits from the continued execution of our multi-faceted strategy to enhance risk selection, pricing discipline, exposure management and claims processing. Although the execution of these strategies resulted in a reduction of Casualty net premiums written, it also improved the accident year loss ratio as we remediated our primary and excess Casualty books in both the Americas and EMEA regions. Financial lines improved due to rate strengthening and restructuring and re-underwriting of certain products. Property improved due to rate strengthening, enhanced engineering and exposure management.

The acquisition ratio increased by 2.0 points primarily due to our strategy of growing higher value lines, which typically incur higher acquisition costs, and the restructuring of our Casualty lines, especially the loss-sensitive business in the U.S. In addition, ceding commissions decreased as a result of restructuring of the Property and Specialty reinsurance program as part of the strategic decision to retain more profitable business while continuing to manage aggregate exposures.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

The general operating expense ratio increased by 2.4 points due to increases in bad debt expense, investments in strategic initiatives and human resources, coupled with a lower net premiums earned base. The lower net premiums earned base contributed approximately 0.2 points to the increase in the general operating expense ratio. Bad debt expense increased by approximately $143 million, which contributed approximately 0.7 points to the general operating expense ratio increase in the year ended December 31, 2012. For the year ended December 31, 2012, investments in strategic initiatives, commercial lines platform, our scientific group, underwriting and pricing tools totaled approximately $51 million, representing an increase of approximately $41 million over the prior year. The remainder of the general operating expense ratio increase was primarily due to higher personnel costs, as part of AIG's continued investment in its employees.

Consumer Insurance Ratios

The accident year combined ratio, as adjusted, increased by 1.5 points for the year ended December 31, 2012.

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

AIG Property Casualty Net Investment Income and Net Realized Capital Gains (Losses)

The following table presents AIG Property Casualty's net investment income and net realized capital gains (losses):

				Percentage Change
Years Ended December 31, (in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Net Investment Income by Component
Interest and dividends	$4,124	$4,215	$3,988	(2)%	6%
Alternative investments	870	484	371	80	30
Fair value option assets	284	110	(8)	158	NM
Other income (expense) – net	(11)	(29)	(98)	62	70

Total net investment income	$5,267	$4,780	$4,253	10%	12%

Net Investment Income by Operating Segment
Commercial Insurance	$2,500	$2,769	$3,118	(10)%	(11)%
Consumer Insurance	372	451	354	(18)	27
Other	2,395	1,560	781	54	100

Total net investment income	$5,267	$4,780	$4,253	10%	12%

Net realized capital gains	$380	$211	$957	80%	(78)%

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

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

Investment income is allocated to the Commercial Insurance and Consumer Insurance operating segments based on an internal investment income allocation model. The model estimates investable funds based primarily on loss reserves, unearned premiums and a capital allocation for each segment. The investment income allocation is calculated based on the estimated investable funds and risk-free yields (plus a liquidity premium) consistent with the approximate duration of the liabilities. The actual yields in excess of the allocated amounts and the investment income from the assets not attributable to the Commercial Insurance and the Consumer Insurance operating segments are assigned to the Other category. Commencing in the first quarter of 2013, we began applying similar duration and risk-free yields (plus a liquidity premium) to the allocated capital of Commercial Insurance and Consumer Insurance as is applied to loss reserves.

Net realized capital gains (losses) and Other income (expense) — net are not allocated to Commercial Insurance and Consumer Insurance, but are reported as part of the Other category.

2013 and 2012 Comparison

Net Investment Income

Net investment income is influenced by a number of factors, including equity market performance, changes in overall asset allocation, changes in the timing and amount of expected cash flows on certain structured securities, and the movements of interest rates. Net investment income increased by $487 million or 10 percent in 2013, compared to 2012, primarily due to increased alternative investment income derived from equity market performance and income associated with the PICC P&C shares that are accounted for under the fair value option. This alternative investment performance was most visible in investments in hedge funds, which benefited from the equity market performance. Fair value increases also contributed to the net investment income increase. The portion of our investment in PICC P&C shares accounted for under the fair value option, contributed $110 million to net investment income. Although interest rates remained at historically low levels, there were upward movements in rates throughout the year, with the ten year U.S. Treasury yield increasing 126 basis points during the year. These increasing rates, coupled with continued portfolio diversification, helped mitigate the effects of runoff rates on matured or sold investments exceeding new investment yields. The combination of improving yield differential and above average alternative investment returns increased the return on invested assets by approximately 0.4 points to 4.2 percent.

Corporate debt securities continued to be the largest asset category. We continued to focus on risk-weighted opportunistic investments in higher yielding assets such as structured securities and commercial mortgage loans. In addition we continued to maintain a defensive strategy on interest rates in the current rising rate environment by increasing our mix of floating rate securities. This asset diversification has achieved an increase in average yields while the overall credit ratings of our fixed maturity investments were largely unchanged. We expect to continue to refine our investment strategy in 2014 to meet our liquidity, duration and credit quality objectives as well as current risk-return and tax objectives.

Our invested asset portfolio decreased by approximately $8 billion, or 6 percent during the year, due to a decline in unrealized appreciation from rising interest rates, foreign currency translation adjustment losses in our international portfolio as the dollar strengthened against the yen, and approximately $4.3 billion in dividend remittances to AIG Parent.

Net Realized Capital Gains (Losses)

Net realized capital gains in 2013 were driven primarily by gains on the sales of fixed maturity securities, which were accomplished in concert with our portfolio diversification and derisking strategy. Lower overall gains on sales of securities, in combination with foreign exchange gains due to dollar strengthening more than offset losses from derivatives used to economically hedge foreign currency positions compared to the prior year. We recognized other-than-temporary impairment charges of $53 million, which was a significant improvement from the $377 million in charges recognized in 2012, as market factors such as improved housing fundamentals resulted in structured securities impairments well below those recognized in 2012.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG PROPERTY CASUALTY

2012 and 2011 Comparison

Net Investment Income

Net investment income increased $527 million or 12 percent in 2012, compared to 2011, primarily due to the impact of the overall diversification in the asset portfolio during the year. We adopted yield-enhancement initiatives in 2011, and continued through 2012, which increased the average yield of our investment portfolio by 0.3 points to 4.0 percent during 2012.

Our invested asset portfolio grew by approximately $4.3 billion, or 3.0 percent during the year with declining interest rates and narrowing spreads in both investment grade and higher yield asset classes contributing to higher unrealized appreciation in our portfolio.

Net investment income from other investment categories increased by $231 million in 2012 compared to 2011, of which $113 million was attributed to the strong performance of alternative investments, following a 16 percent increase in the S&P 500 Index during 2012. Other investment income also increased by $69 million due to the strategic group benefits partnership with AIG Life and Retirement, all of which is reported in Consumer Insurance.

Net Realized Capital Gains (Losses)

Net realized capital gains in 2012 were driven by gains recognized on the sale of fixed maturity and equity securities, which were partially offset by an other-than-temporary impairments charge attributed to a decrease in recoverable values for structured securities, as well as alternative and equity security investments that were in an unrealized loss position for 12 months. Net realized capital gains were less than 2011, due to fewer gains on sales in our fixed maturity securities portfolio and derivative losses as opposed to derivative gains in 2011 resulting from long term interest rate movements.

Liability for Unpaid Claims and Claims Adjustment Expense

The following discussion of the consolidated liability for unpaid claims and claims adjustment expense (loss reserves) presents loss reserves for AIG Property Casualty as well as the loss reserves pertaining to the Mortgage Guaranty reporting unit, which is reported in Other Operations.

The following table presents the components of AIG's gross loss reserves by major lines of business on a U.S. statutory basis*:

At December 31, (in millions)	2013	2012

Other liability occurrence (including asbestos and environmental)	$21,023	$21,533
International	17,126	17,453
Workers' compensation (net of discount)	15,390	17,319
Other liability claims made	10,645	11,443
Property	4,111	4,961
Auto liability	2,581	3,060
Products liability	1,463	2,195
Medical malpractice	1,714	1,651
Mortgage guaranty / credit	1,348	1,957
Accident and health	1,378	1,518
Commercial multiple peril	1,886	1,310
Aircraft	1,276	1,065
Fidelity / surety	538	647
Other	1,068	1,879

Total	$81,547	$87,991

*     Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

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

The net loss reserves represent loss reserves reduced by estimated salvage and subrogation, reinsurance recoverable, net of an allowance for unrecoverable reinsurance, and applicable discount for future investment income.

The following table presents the components of net loss reserves:

December 31, (in millions)	2013	2012

Gross loss reserves before reinsurance and discount	$85,102	$91,237
Less: discount	(3,555)	(3,246)

Gross loss reserves, net of discount, before reinsurance	81,547	87,991
Less: reinsurance recoverable*	(17,231)	(19,209)

Net liability for unpaid claims and claims adjustment expense	$64,316	$68,782

*     Includes $1.6 billion of reinsurance recoverable under a retroactive reinsurance agreement at both December 31, 2013 and 2012.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.0 billion and $11.7 billion at December 31, 2013 and 2012, respectively. These recoverable amounts are related to certain policies with high deductibles (primarily for U.S. commercial casualty business) where we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. At December 31, 2013 and 2012, we held collateral totaling $9.0 billion and $8.3 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and trust agreements.

The following table classifies the components of net loss reserves by business unit:

December 31, (in millions)	2013	2012

AIG Property Casualty:
Commercial Insurance
Casualty	$35,179	$35,958
Financial lines	9,607	10,116
Specialty	5,385	6,259
Property	4,229	4,783

Total Commercial Insurance(a)	54,400	57,116

Consumer Insurance
Personal lines	3,350	3,735
Accident and health	1,804	1,857

Total Consumer Insurance	5,154	5,592

Other(a)(b)	3,475	4,241

Total AIG Property Casualty	63,029	66,949

Other Operations – Mortgage Guaranty	1,287	1,833

Net liability for unpaid claims and claims adjustment expense	$64,316	$68,782

(a)  The 2012 amounts have been revised to conform the presentation of the total discount. The impact of this revision was an increase to Commercial Insurance of $654 million and a corresponding decrease to Other of $654 million, with no income statement or balance sheet impact.

(b)  Excludes future policyholder benefits of $3.5 billion.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

Discounting of Reserves

The following table presents the components of AIG Property Casualty's loss reserve discount included above:

	2013			2012
December 31,	Commercial Insurance	Other	Total	Commercial Insurance
(in millions)					Other	Total

U.S. workers' compensation:
Tabular	$597	$201	$798	$588	$213	$801
Non-tabular	1,622	1,102	2,724	1,953	441	2,394
Asbestos	–	33	33	–	51	51

Total reserve discount	$2,219	$1,336	$3,555	$2,541	$705	$3,246

See Note 12 to the Consolidated Financial Statements for additional information on discounting of loss reserves.

The following table presents the net reserve discount benefit (charge):

	2013			2012			2011
Years Ended December 31,	Commercial Insurance	Other	Total	Commercial Insurance	Other	Total	Commercial Insurance	Other	Total
(in millions)

Change in loss reserve discount – current accident year	$175	$–	$175	$348	$–	$348	$342	$–	$342
Change in loss reserve discount – prior year development	(249)	707	458	100	(13)	87	24	(44)	(20)
Accretion of reserve discount	(248)	(76)	(324)	(348)	(24)	(372)	(326)	(30)	(356)

Net reserve discount benefit (charge)	$(322)	$631	$309	$100	$(37)	$63	$40	$(74)	$(34)

We discount loss reserves, in a manner consistent with rates and factors approved or prescribed by state regulatory authorities. Effective for the fourth quarter of 2013, our Pennsylvania regulator approved use of a consistent discount rate (U.S. Treasury rate plus a liquidity premium) for all of our workers' compensation reserves in our Pennsylvania-domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers' compensation portfolios. Prior to this change, workers' compensation reserves held by a Pennsylvania-domiciled insurer were discounted as follows: i) for loss reserves associated with accident year 2001 and prior accident years, a prescribed discount factor based on a rate of 6 percent and industry payout patterns, were applied, ii) for loss reserves associated with accident year 2002 and subsequent accident years, a rate of 4.25 percent and our own payout patterns were applied; and iii) for a portion of loss reserves comprising excess workers' compensation reserves that were assumed into Pennsylvania-domiciled insurers from New York-domiciled insurers during 2011, we applied New York discounting rules, which include a prescribed rate of 5 percent on case reserves only (no discounting of IBNR reserves). The new discount rates more closely approximate the expected risk-adjusted yield on the underlying invested assets over the expected payout periods.

As a result of these changes, the total net discount for workers' compensation reserves increased by $427 million. This amount was partially offset by normal accretion expense of $100 million (associated with maturing reserves partially offset by discounts applied to newly established reserves) for a full year net benefit of $327 million. The net benefit consisted of a $322 million reduction within the Commercial Insurance operating segment, primarily from application of a lower discount rate on primary workers' compensation reserves, and a benefit of $649 million in Other, primarily from increased payout patterns specific to excess workers' compensation reserves (as opposed to the prescribed discount factors), which were only partially offset by the lower U.S. Treasury-based discount rates. In addition, this amount was offset by $18 million of amortization of asbestos reserves.

In addition, commencing January 1, 2014, we will be merging our two internal pooling arrangements into one pool, and will be changing the participation percentages of the pool members. We expect that this will result in an additional workers' compensation loss reserve discount benefit of approximately $100 million to be recorded during the first quarter of 2014. As a result of the participation percentages and domiciliary states of the participants of the combined pool, a portion of the workers' compensation reserves currently held net in New York subsidiaries and discounted pursuant to New York discounting rules, will be transferred to Lexington Insurance Company (Lexington),

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

domiciled in Delaware. New York discounting rules generally do not permit non-tabular discounting on IBNR and only prescribes a 5 percent rate for application to case reserves. We also expect to receive a permitted practice from the Delaware Department of Insurance to allow discounting on the same basis as Pennsylvania domiciled companies described above. The $100 million anticipated impact arises from the application of non-tabular discount to the IBNR transferred out of New York companies to Pennsylvania and Delaware companies, offset partially by a decrease in the effective discount rate from the 5 percent prescribed rate in New York.

Annual Reserving Conclusion

AIG net loss reserves represent our best estimate of our liability for net losses and loss expenses as of December 31, 2013. While we regularly review the adequacy of established loss reserves, there can be no assurance that our ultimate loss reserves will not develop adversely and materially exceed our loss reserves as of December 31, 2013. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

Years Ended December 31, (in millions)	2013	2012	2011

Net liability for unpaid claims and claims adjustment expense at beginning of year	$68,782	$70,825	$71,507
Foreign exchange effect(a)	(617)	(90)	353
Other, including dispositions	(79)	(11)	–
Change due to retroactive asbestos reinsurance transaction	22	90	(1,703)
Losses and loss expenses incurred:
Current year, undiscounted	22,171	25,385	27,931
Prior years unfavorable development, undiscounted(b)	557	421	195
Change in discount	(309)	(63)	34

Losses and loss expenses incurred	22,419	25,743	28,160

Losses and loss expenses paid:
Current year(a)	7,431	8,450	11,534
Prior years	18,780	19,325	15,958

Losses and loss expenses paid	26,211	27,775	27,492

Net liability for unpaid claims and claims adjustment expense at end of year	$64,316	$68,782	$70,825

(a)  For the 2012 amounts, $847 million was reclassified from "Foreign exchange effect" to "Losses and loss expenses paid (current year)". The impact of this reclassification was a decrease of $847 million for foreign exchange and loss expenses paid (current year), with no income statement or balance sheet impact.

(b)  See tables below for details of prior year development by business unit, accident year and major class of business.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by major class of business:

Years Ended December 31, (in millions)	2013	2012	2011

Prior accident year development by major class of business:
Commercial Insurance U.S.:
Excess casualty	$(144)	$157	$(588)
Financial lines including professional liability	(113)	(283)	(257)
On-going specialty, excluding pollution products	120	127	29
On-going pollution products	31	34	3
Primary casualty:
Loss-sensitive	89	54	172
Other	409	477	514
Healthcare	(54)	68	(45)
Property excluding natural catastrophes	(80)	(95)	(154)
Natural catastrophes	179	(144)	9
All other, net	23	147	214

Total Commercial Insurance – U.S.	460	542	(103)

Commercial Insurance International:
Excess casualty	(15)	(10)	(14)
Primary casualty	(25)	(36)	(89)
Financial lines	74	33	–
Specialty	(51)	(77)	7
Property excluding natural catastrophes	(3)	(54)	–
Natural catastrophes	(71)	(105)	(84)
All other, net	(14)	(3)	–

Total Commercial Insurance – International	(105)	(252)	(180)

Consumer Insurance – U.S.:
Natural catastrophes	(69)	11	6
All other, net	(46)	9	40

Total Consumer Insurance – U.S.	(115)	20	46

Consumer Insurance – International:
Natural catastrophes	–	(26)	–
All other, net	(40)	(14)	39

Total Consumer Insurance – International	(40)	(40)	39

Other – U.S.:
Asbestos and environmental (1986 and prior)	57	70	27
Run-off environmental (1987 to 2004)	238	166	382
Total all other, net	22	–	(1)

Total Other – U.S.	317	236	408

Other – International:
Asbestos and environmental (1986 and prior)	10	5	–
Total all other, net	–	(12)	1

Total Other – International	10	(7)	1

Total AIG Property Casualty	527	499	211

Other Operations – Mortgage Guaranty	30	(78)	(16)

Total prior year unfavorable development	$557	$421	$195

During 2013, the adverse prior year loss development net of premium accruals was $438 million. The increase was primarily due to the increases in reserves by $108 million for Storm Sandy, $219 million for U.S. construction primary general liability lines and $238 million for the run-off environmental (1987 to 2004) book.

In addition, we recognized additional premiums on loss-sensitive business of $89 million, $54 million and $172 million for the years ended December 31, 2013, 2012 and 2011, respectively.

For the year ended December 31, 2013, we incurred reinstatement premiums of $27 million, compared to $0 for both years 2012 and 2011.

Net Loss Development by Class of Business

In determining the loss development from prior accident years, we analyze and evaluate the change in estimated ultimate loss for each accident year by class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, we examine the indicated effect such emergence would have on

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable. As appropriate, we make adjustments for the difference between the actual and expected loss emergence for each accident year. As part of our reserving process, we also consider notices of claims received with respect to emerging and/or evolving issues.

The following is a discussion of the primary reasons for the development in 2013, 2012 and 2011 of those classes of business that experienced significant prior accident year development during the three-year period. See Critical Accounting Estimates for a description of our loss reserving process.

Excess Casualty

The excess casualty segment presents unique challenges for estimating the unpaid claims. Insureds are generally required to provide notice of claims that exceed a threshold, either expressed as a proportion of the attachment (e.g., 50 percent of the attachment) or as particular types of claims (e.g., death, quadriplegia). This threshold is generally established well below our attachment point, to provide us with a precautionary notice of claims that could potentially pierce our layer of coverage. This means that the majority of claims close without payment because the claims never pierce our layer, while the claims that close with payment can be large and highly variable. Thus, estimates of unpaid claims carry significant uncertainty. For reserve reporting purposes, we now combine the Umbrella Excess casualty business with the high layer Catastrophic Casualty business that attaches when losses exceed $50 million.

During 2013, Excess Casualty experienced $144 million of favorable emergence due to favorable outcomes on some large cases from 2010 and lower than expected emergence in high layer Catastrophic Casualty business.

During 2012, the Excess Casualty class of business experienced $157 million of adverse development based on worse than expected Umbrella Excess emergence, primarily from adverse outcomes relating to certain large claims from older accident years, from the legacy public entity excess casualty class of business and from a refined analysis applied to claims in excess of $10 million. This refined analysis considered the impact of changing attachment points (primarily impacting frequency of excess claims) and limit structures (primarily impacting severity of excess claims) throughout the loss development period.

During 2011, the Excess Casualty class of business experienced better than expected loss emergence. For Umbrella Excess, the expected loss emergence was based on the shorter-termed loss development pattern from the year-end 2010 reserve analysis. However, accident year 2010 experienced some large catastrophic losses causing its results to be worse than expected.

Environmental and Pollution Products

We maintain an active environmental insurance business related to pollution legal liability and general liability for environmental consultants and engineers, as well as runoff business for certain environmental coverage which provides cost overrun protection, in some cases over long time periods. We evaluate and report reserves associated with this business separately from the 1986 and prior asbestos and environmental reserves associated with standard General Liability and Umbrella policies discussed under "Asbestos and Environmental Reserves".

In 2013, our analysis of pollution products reflected an updated review of individual cases which indicated large increases in the value of certain previously reported cases due to new developments such as the discovery of additional contamination in certain sites, legislative changes, court rulings, expansion of plaintiff damages and increased cost of remediation technologies. Additionally, the number and severity of newly reported claims was higher than expected. As a result, we increased our estimate of ultimate losses by approximately $269 million with approximately $201 million of this relating to policies written in 2003 and prior. Significant changes in underwriting during 2004 changed the terms and conditions materially for policies written after 2003 to reduce our exposure to these events.

Because of an increase in the frequency and severity of claims observed beginning in 2011, the 2012 loss reserve review consisted of an intensive review of reported claims by a multi-disciplinary team including external specialists in environmental law and engineering science, toxicologists and other specialists, our actuaries, claims managers and underwriters to reassess our indicated loss reserve need. The review improved our understanding of factors that

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

drive claim costs such as policy term, limit, pollution conditions covered, location of incident and applicable laws and remediation standards. The analysis used these factors to segment and analyze the claim data to determine ultimate costs, in some cases, on a claim by claim basis. As a result of this analysis, $200 million of prior year adverse development was recognized during 2012, including $166 million for pollution products reported in the AIG Property Casualty Other reporting unit related to lines that are now in runoff. The majority (81 percent) of the adverse development related to accident years 2003 and prior, before significant underwriting changes were adopted.
Historically, we had used traditional actuarial methods to assess the reserves for the pollution products. The comprehensive claims review provided a more refined approach for the development of actuarial estimates for toxic tort claims (which were found to have a distinctly lengthier loss development pattern than other general liability claims in the environmental portfolio) as well as a more appropriate methodology for incorporating case reserving based estimates of ultimate loss costs for complex claims involving environmental remediation and/or from policies with high policy limits (greater than $5 million per policy). Notwithstanding the refined methodology and approach applied in 2012 and subsequently, considerable uncertainty remains over the ultimate loss cost for this class of business, especially for business written in accident years 2003 and prior.

We strengthened our Pollution Products reserves in 2011 by $385 million, partly due to large reserve increases on several individual claims. Of this amount, $382 million was included in the AIG Property Casualty Other reporting unit. Approximately 80 percent of the 2011 development was associated with accident years 2003 and prior.

In addition to reserving actions, we have made significant changes to the ongoing environmental business included in Commercial with the goal of ensuring that the current policies are being written to earn an appropriate risk adjusted profit. Underwriting guidelines have been revised to no longer cover known or expected clean up costs, which were a significant driver of historical claims, and a "new emerging contaminants" team has been formed within the dedicated environmental engineering staff to track any new cleanup standards that may be set by federal or state regulators. Further, engineering reviews are required for specific business segments (such as oil and gas, and landfills) that have traditionally generated higher losses.

Primary Casualty

Primary Casualty includes Workers' Compensation and General Liability in Commercial Risk, Specialty Workers' Compensation, Energy Business units, Worldsource and Non-Admitted business.

The Commercial Risk division writes casualty insurance for businesses with revenues of less than $700 million. The majority of the business is workers' compensation. The Energy division writes casualty insurance (including workers' compensation) in the mining, oil and gas and power generation sectors. The Commercial Specialty Workers' Compensation division writes small monoline guaranteed cost risks. Our Commercial Specialty Workers' Compensation business unit grew significantly in the early to mid 2000s but has reduced premium writings by nearly 70 percent since 2007.

During 2013, we continued to refine the segmentation of our analyses of primary workers' compensation, which indicated that prior year development was flat after taking into account the initiatives that our claim function has undertaken to manage high risk claims.

During 2013, for primary general liability, we increased our reserves for prior years by approximately $355 million. Most of the increase was driven by construction-related primary general liability claims, especially construction defect claims where we increased our ultimate loss estimates by $219 million to reflect the higher than expected frequency and severity of these claims especially in states that experienced heavy increases in construction activity after the 2004 and 2005 hurricanes and during the housing boom prior to 2007. Due to the subsequent home price declines observed in many of these states, the frequency of reported losses has increased as the losses subsequently represented a larger percentage of the equity values of the affected homes, and homeowners increasingly looked to insurance recoveries as a way to recoup some of that lost value.

During 2012, we significantly intensified our claims management efforts for those primary workers' compensation claims which are managed by AIG. These efforts include consulting with various specialists, including clinical and public health professionals and other advisors. We also continued to refine our actuarial methodologies for estimating ultimate loss costs incorporating a more refined segmentation by state (California and New York were analyzed separately) and a more refined approach for business subject to deductibles as well as business subject to premium adjustments (loss-sensitive business). Based on these enhanced reviews, we increased reserves by $46 million.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

In 2012, we also reviewed the general liability loss experience of the primary casualty classes of business using a more refined segmentation for business subject to a deductible as well as loss-sensitive business. Our review focused on applying actuarial loss development analyses to those general liability claims for which these techniques are appropriate. As a result of this analysis, we determined that prior year reserves needed to be increased by $235 million for the primary general liability class of business in 2012 to reflect the worse than expected emergence of paid loss severities for both bodily injury and property damage claims from the more recent accident years (2008 and subsequent).

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

Healthcare

During 2013, this class recognized $54 million of favorable prior year development due to lower than expected loss emergence in many classes such as Excess Hospital Liability.

During 2012, this class recognized $68 million of adverse prior year development due to several large claims that involved unusual coverage issues for this class. With the exception of these claims, this class experienced claim activity in line with expectations.

Healthcare business written by AIG Property Casualty's Americas region produced moderate favorable development in 2011. Healthcare loss reserves have benefited from favorable market conditions and an improved legal environment in accident years 2002 and subsequent, following a period of adverse loss trends and market conditions that began in the mid 1990s.

Excess Workers' Compensation — U.S.

This class of business has an extremely long tail and is one of the most challenging classes of business to reserve for, particularly when the excess coverage is provided above a self-insured retention layer. The class is highly sensitive to small changes in assumptions — in the rate of medical inflation or the longevity of injured workers, for example — which can have a significant effect on the ultimate reserve estimate.

During 2013, we updated our analysis of Excess Workers' Compensation reserves and determined that no changes to our carried reserves were needed. During the 2012 loss reserve review, we augmented traditional reserve methodologies with an analysis of underlying claims cost drivers to inform our judgment of the ultimate loss costs for open reported claims from accident years 2003 and prior (representing approximately 95 percent of all open reported claims) and used the refined analysis to inform our judgment of the ultimate loss cost for claims that have not yet been reported using a frequency/severity approach for these accident years.

This approach was deemed to be most suitable for injured workers whose medical conditions had largely stabilized (i.e., at least 9 to 10 years have elapsed since the date of injury). The reserves for accident years 2004 and subsequent (13 percent of total case and IBNR reserves for this class) were determined using traditional methods. See Critical Accounting Estimates for additional information.

The refined analysis confirmed that significant uncertainty remains for this class of business, especially from unreported claims and from the propensity for future medical deterioration. Based on the more refined analysis we did not recognize any material development for accident years 2011 and prior.

Natural Catastrophes

During 2013, we experienced adverse development from Storm Sandy totaling $108 million, or 5.4 percent of the December 31, 2012 estimate. This development resulted from higher severities on a small number of large and

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

complex commercial claims driven by a number of factors including the extensive damage caused to properties in the downtown New York metropolitan area.

During 2012, we experienced favorable development from the Tohoku Catastrophe due to commercial claim severities being less than previously reserved.

See Item 7. MD&A — Critical Accounting Estimates — Liability for Unpaid Claims and Claims Adjustment Expense for further discussion of our loss reserving process.

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by accident year:

Years Ended December 31, (in millions)	2013	2012	2011

Prior accident year development by accident year:
Accident Year
2012	$(181)	$–	$–
2011	217	(162)	–
2010	(350)	(75)	402
2009	157	(45)	117
2008	(1)	(150)	(294)
2007	–	157	(172)
2006	(75)	(20)	(273)
2005	61	112	(164)
2004	62	33	(16)
2003 and prior	667	571	595

Total prior year unfavorable development	$557	$421	$195

Net Loss Development by Accident Year

For 2013, the favorable development from accident year 2012 was driven primarily by consumer lines and lower losses in domestic commercial property, while the favorable development from accident year 2010 was primarily the result of favorable claims emergence from domestic excess casualty and from liability and financial lines coverage policies that are on a claims-made basis. The adverse development from accident year 2011 was driven by large losses in financial lines and adverse development in primary casualty including loss-sensitive business. The adverse development from accident year 2009 was driven by large losses in financial lines and adverse development in primary casualty including loss-sensitive business. Also for the same periods, the adverse development from accident years 2003 and prior was primarily driven by loss development on toxic claims tort construction general liability claims and pollution product claims.

For 2012, the favorable development from accident year 2011 was driven primarily by the favorable development on natural catastrophes, primarily the Tohoku Catastrophe, and the adverse development from accident years 2003 and prior was primarily the result of the increase in reserves on runoff pollution product business (policies written between 1987and 2003).

For 2011, the adverse development from accident years 2003 and prior was largely driven by runoff pollution products (written between 1987and 2003) and toxic tort claims. Adverse development from accident year 2010 was largely driven by primary workers' compensation and loss-sensitive primary business. Favorable development from accident years 2005 to 2008 was driven by financial lines, claims-made excess classes and other casualty classes.

For certain categories of claims (e.g., construction defect claims and environmental claims) and for reinsurance recoverables, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to AIG. These reclassifications are shown as development in the respective years in the table above.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

Asbestos and Environmental Reserves

Asbestos and Environmental Loss Reserve Estimates

We consider a number of factors and recent experience, in addition to the results of both external and internal analyses, to estimate asbestos and environmental loss reserves. Nonetheless, we believe that significant uncertainty remains as to our ultimate liability for asbestos and environmental claims, which is due to several factors, including:

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

We engaged an independent third-party actuarial firm to assist in assessing asbestos exposures. This external study was completed in early 2011, based on losses evaluated in 2010.The ground-up study conducted by this firm used a proprietary model to calculate the loss exposure on an insured-by-insured basis. We believe that the accuracy of the reserve estimate is greatly enhanced through the combination of the actuarial firm's industry modeling techniques and industry knowledge and our own specific account-level experience.

In 2011, in addition to this third-party ground-up asbestos study, we internally completed a top-down report year projections as well as market share projections of our indicated asbestos and environmental loss reserves. These projections consisted of a series of tests performed separately for asbestos and for environmental exposures.

For asbestos, these tests project the losses expected to be reported through 2027. This projection was based on the actual losses reported through 2011 and the expected future loss emergence for these claims. Three scenarios were tested, with a series of assumptions ranging from more optimistic to more conservative. For environmental claims, a comparable series of frequency/severity tests were produced. As a result of the studies, we concluded that no additional strengthening was required for asbestos and environmental in 2011.

In 2012, after we carefully considered the recent experience compared to the results of the 2010 ground-up analysis, as well as all of the above factors related to uncertainty, no adjustment to gross and net asbestos reserves was recognized in 2012. Additionally in 2012, a moderate amount of incurred loss pertaining to the asbestos loss reserve discount is reflected in the table below and is related to the reserves not subject to the NICO reinsurance agreement. Upon completion of a top-down analysis performed for environmental in the fourth quarter of 2012, we concluded that the $150 million gross reserve strengthening and $75 million net reserve strengthening recognized in the first half of 2012 was adequate.

In 2013, we completed a ground-up review of all our remaining retained accounts for asbestos. In addition, a subsidiary of the retrocessionaire for our retroactive reinsurance contract completed a ground-up asbestos study for the largest accounts it assumed. After carefully considering the results of both ground-up studies, we increased gross asbestos loss reserves by $220 million and net asbestos loss reserves by $110 million. These reserve increases also reflect a small amount of estimated uncollectible reinsurance and accretion of discount. A significant portion of the net loss reserve increase will be recoverable under our retroactive reinsurance arrangement. For environmental, we increased gross environmental reserves by $98 million and net environmental reserves by $61 million as a result of top-down actuarial analyses performed during the year as well as development on a number of large accounts.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, AIG Property Casualty also has asbestos reserves relating to foreign risks written by non-U.S. entities of $134 million gross and $108 million net as of December 31, 2013 compared to $140 million gross and $116 million net as of December 31, 2012.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Years Ended December 31,	2013		2012		2011
(in millions)	Gross	Net	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$4,896	$427	$5,226	$537	$5,526	$2,223
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	–	113	–	111	–	111
Re-estimation of amounts recoverable under retroactive reinsurance contracts(a)	–	(91)	–	(21)	–	(1,814)

Change in net loss reserves due to retroactive reinsurance	–	22	–	90	–	(1,703)

Dispositions	(12)	(12)	(10)	(10)	–	–
Loss and loss expenses incurred:
Undiscounted	169	92	1	1	2	2
Change in discount	51	18	83	37	190	74

Losses and loss expenses incurred(b)	220	110	84	38	192	76

Losses and loss expenses paid(b)	(444)	(145)	(404)	(228)	(492)	(236)
Other changes	60	127	–	–	–	177

Liability for unpaid claims and claims adjustment expense at end of year	$4,720	$529	$4,896	$427	$5,226	$537

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$309	$163	$204	$119	$240	$127
Dispositions	(1)	(1)	(1)	(1)	–	–
Losses and loss expenses incurred	98	61	150	75	33	27

Losses and loss expenses paid	(93)	(60)	(44)	(30)	(69)	(35)

Liability for unpaid claims and claims adjustment expense at end of year	$313	$163	$309	$163	$204	$119

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,205	$590	$5,430	$656	$5,766	$2,350
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	–	113	–	111	–	111
Re-estimation of amount recoverable under retroactive reinsurance contracts	–	(91)	–	(21)	–	(1,814)

Change in net loss reserves due to retroactive reinsurance	–	22	–	90	–	(1,703)

Dispositions	(13)	(13)	(11)	(11)	–	–
Losses and loss expenses incurred:
Undiscounted	267	153	151	76	35	29
Change in discount	51	18	83	37	190	74

Losses and loss expenses incurred	318	171	234	113	225	103

Losses and loss expenses paid	(537)	(205)	(448)	(258)	(561)	(271)
Other changes	60	127	–	–	–	177

Liability for unpaid claims and claims adjustment expense at end of year	$5,033	$692	$5,205	$590	$5,430	$656

(a)  Re-estimation of amounts recoverable under retroactive reinsurance contracts includes effect of changes in reserve estimates and changes in discount. Additionally, the 2011 Net amount includes the effect on net loss reserves of the initial cession to NICO.

(b)  These amounts exclude benefit from retroactive reinsurance.

Transfer of Domestic Asbestos Liabilities Under a Retroactive Reinsurance Arrangement

On June 17, 2011, we completed a transaction under which the bulk of AIG Property Casualty's net domestic asbestos liabilities were transferred to NICO, a subsidiary of Berkshire Hathaway, Inc. This was part of our ongoing

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

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

Under retroactive reinsurance arrangements any recoveries for development associated with the ceded losses are not recognized immediately; rather this development increases or decreases the deferred gain, and is amortized into income as described above. During 2013, we recognized approximately $87 million of adverse loss development that was ceded under this reinsurance arrangement, which was partially offset by $15 million of deferred gain amortization. Prior years' amounts were immaterial. This development, net of the deferred gain amortization, is being reported in Other income/expense, consistent with the way we manage the business and assess performance and is therefore excluded from net losses incurred and our loss ratios to avoid distortion related to our ongoing insurance business.

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims:

December 31,	2013		2012		2011
(in millions)	Gross	Net*	Gross	Net*	Gross	Net*

Asbestos	$3,190	$16	$3,193	$37	$3,685	$239
Environmental	94	51	75	35	57	28

Combined	$3,284	$67	$3,268	$72	$3,742	$267

*     Net IBNR includes the reduction due to the NICO reinsurance transaction of $1,284 million, $1,310 million and $1,414 million as of December 31, 2013, 2012 and 2011, respectively. A significant part of the reduction in IBNR in 2012 is due to the reclassification of estimated liabilities on a retained account from IBNR to case reserves.

The following table presents a summary of asbestos and environmental claims count activity:

	2013			2012			2011
As of or for the Years Ended December 31,
	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	5,230	1,614	6,844	5,443	3,782	9,225	4,933	4,087	9,020
Claims during year:
Opened	83	306	389	226	222	448	141	207	348
Settled	(194)	(154)	(348)	(254)	(179)	(433)	(183)	(83)	(266)
Dismissed or otherwise resolved(a)	(439)	(249)	(688)	(185)	(2,211)	(2,396)	(289)	(429)	(718)
Other(b)	–	–	–	–	–	–	841	–	841

Claims at end of year	4,680	1,517	6,197	5,230	1,614	6,844	5,443	3,782	9,225

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

Survival Ratios — Asbestos and Environmental

The following table presents AIG's survival ratios for asbestos and environmental claims at December 31, 2013, 2012 and 2011. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

number of years it would take before the current ending loss reserves for these claims would be paid off using recent year average payments.

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

The following table presents survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

	2013		2012		2011
Years Ended December 31,
	Gross	Net*	Gross	Net*	Gross	Net*

Survival ratios:
Asbestos	10.6	10.5	9.6	8.7	9.1	10.3
Environmental	4.6	3.9	4.5	4.4	3.0	3.1
Combined	9.8	9.4	9.0	8.1	8.4	9.3

*     Survival ratios are calculated consistent with the basis on historical reserve excluding the effects of the NICO reinsurance transaction.

AIG LIFE AND RETIREMENT

AIG Life and Retirement presents its operating results in two operating segments — Retail and Institutional.

AIG Life and Retirement 2013 Highlights

Premiums and deposits improved significantly in 2013 compared to 2012, primarily from strong sales of annuities in our Retirement Income Solutions and Fixed Annuities product lines and increased Retail Mutual Fund sales. The improvement in Retirement Income Solutions resulted from our efforts to increase sales while managing risk by meeting the strong market demand for guaranteed features with innovative variable annuity products and expanded distribution. As a result of the 2013 increase in premiums and deposits, net flows on investment products improved in 2013 compared to 2012. Net flows from our Fixed Annuities product line, while still negative in 2013, improved compared to 2012 as a result of the modest rise in interest rates in the second half of 2013, which has increased the demand for fixed annuities.

Pre-tax operating income increased in 2013 compared to 2012 due to higher fee income from growth in variable annuity assets under management and active spread management in our interest rate sensitive product lines. The increase in net investment income in 2013 compared to 2012 reflected higher alternative investment income, partially offset by fair value gains on ML II in 2012 that did not recur in 2013 and reinvestment of investment proceeds at lower rates. Pre-tax operating income in 2013 also included a $153 million net increase from adjustments to update certain estimated gross profit assumptions used to amortize DAC and related items in our investment-oriented product lines. These adjustments increased 2013 pre-tax operating income in our Retail operating segment by $198 million and decreased 2013 pre-tax operating income in our Institutional operating segment by $45 million. See Critical Accounting Estimates — Estimated Gross Profits for Investment-Oriented Products (AIG Life and Retirement) for additional discussion of updated estimated gross profit assumptions. Pre-tax operating income in 2012 also included $234 million of expenses related to the resolution of multi-state regulatory examinations of death claims practices and additional reserves for long-term care products and the GIC portfolio.

Pre-tax income increased in 2013 compared to 2012, reflecting the increases in pre-tax operating income as well as increases in legal settlements with financial institutions that participated in the creation, offering and sale of RMBS from which AIG and its subsidiaries realized losses during the financial crisis. Additionally, pre-tax income increased due to net realized capital gains from continued investment sales to utilize capital loss carryforwards, which increased in 2013 compared to 2012. However, reinvestment of these sales proceeds at lower current yields has contributed to lower future investment returns, reducing spreads in interest-sensitive product lines, and resulting in loss recognition for certain traditional products in 2013 and 2012, which was reported in Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses). See AIG Life and Retirement Reserves and DAC — Other Reserve Changes for additional discussion of loss recognition.

Dividends and loan repayments paid by AIG Life and Retirement subsidiaries to AIG Parent increased to $4.4 billion in 2013 from $2.9 billion in 2012 from strong pre-tax income, as we continue to pursue capital efficiency and leverage our streamlined legal structure. The increase in dividends in 2013 compared to 2012 is primarily due to legal settlement proceeds in 2013.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

AIG Life and Retirement Results

The following table presents AIG Life and Retirement results:

				Percentage Change
Years Ended December 31,				2013 vs. 2012	2012 vs. 2011
(in millions)	2013	2012	2011

Retail
Revenue:
Premiums	$1,522	$1,524	$1,546	–%	(1)%
Policy fees	2,000	1,869	1,806	7	3
Net investment income	6,275	6,212	5,662	1	10
Other income	1,575	1,183	1,222	33	(3)
Operating expenses:
Policyholder benefits and claims incurred	2,772	2,791	2,786	(1)	–
Interest credited to policyholder account balances	2,277	2,554	2,695	(11)	(5)
Amortization of deferred policy acquisition costs	540	727	733	(26)	(1)
Other acquisition and insurance expenses	2,626	2,274	2,178	15	4

Pre-tax operating income	3,157	2,442	1,844	29	32
Legal settlements	647	106	–	NM	NM
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities, net of interest expense	(161)	37	–	NM	NM
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses)	(137)	(57)	(305)	(140)	81
Net realized capital gains (losses)	857	(460)	(157)	NM	(193)

Pre-tax income	$4,363	$2,068	$1,382	111%	50%

Institutional
Revenue:
Premiums	$1,074	$940	$1,003	14%	(6)%
Policy fees	535	480	503	11	(5)
Net investment income	4,579	4,506	4,220	2	7
Other income	134	110	195	22	(44)
Operating expenses:
Policyholder benefits and claims incurred	1,966	1,801	1,901	9	(5)
Interest credited to policyholder account balances	1,613	1,786	1,737	(10)	3
Amortization of deferred policy acquisition costs	110	85	133	29	(36)
Other acquisition and insurance expenses	695	646	717	8	(10)

Pre-tax operating income	1,938	1,718	1,433	13	20
Legal settlements	373	48	–	NM	NM
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses)	(1,349)	(1,144)	(22)	(18)	NM
Net realized capital gains (losses)	1,180	1,090	163	8	NM

Pre-tax income	$2,142	$1,712	$1,574	25%	9%

Total AIG Life and Retirement
Revenue:
Premiums	$2,596	$2,464	$2,549	5%	(3)%
Policy fees	2,535	2,349	2,309	8	2
Net investment income	10,854	10,718	9,882	1	8
Other income	1,709	1,293	1,417	32	(9)
Operating expenses:
Policyholder benefits and claims incurred	4,738	4,592	4,687	3	(2)
Interest credited to policyholder account balances	3,890	4,340	4,432	(10)	(2)
Amortization of deferred policy acquisition costs	650	812	866	(20)	(6)
Other acquisition and insurance expenses	3,321	2,920	2,895	14	1

Pre-tax operating income	5,095	4,160	3,277	22	27
Legal settlements	1,020	154	–	NM	NM
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities, net of interest expense	(161)	37	–	NM	NM
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses)	(1,486)	(1,201)	(327)	(24)	(267)
Net realized capital gains (losses)	2,037	630	6	223	NM

Pre-tax income	$6,505	$3,780	$2,956	72%	28%

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

2013 and 2012 Comparison

AIG Life and Retirement Results

Pre-tax operating income increased in 2013 compared to 2012, reflecting higher fee income from variable annuities driven by growth in assets under management, continued active spread management in interest rate sensitive product lines and higher net investment income. Net investment income increased in 2013 compared to 2012, due to higher income from alternative investments, partially offset by ML II fair value gains recognized in 2012 and reinvestment of investment proceeds at lower rates. Pre-tax operating income in 2013 included a net increase of $153 million from adjustments to update certain gross profit assumptions used to amortize DAC and related items in our investment-oriented product lines.

The increase in pre-tax operating income in 2013 compared to the prior year also reflected additional expenses recorded in 2012, which were related to the resolution of multi-state regulatory examinations of death claims practices and additional reserves for long-term care products in the Retail operating segment, and a comprehensive review of reserves for the GIC portfolio in the Institutional operating segment.

Retail Results

Pre-tax operating income for our Retail operating segment increased in 2013 compared to 2012, due in part to higher fee income in the Retirement Income Solutions product line, which reflected growth in variable annuity assets under management driven by strong sales and positive equity market performance. Base spreads (defined as net investment income excluding alternative investments and yield-enhancement activities, less interest credited) improved in 2013 compared to 2012, as a result of active spread management in our interest-sensitive product lines. The impact of life insurance mortality on pre-tax operating income improved in 2013 compared to 2012. Pre-tax operating income for the Retail operating segment in 2013 included $198 million of net favorable adjustments to update estimated gross profit assumptions for annuity spreads, surrender rates and life insurance mortality. See Critical Accounting Estimates — Estimated Gross Profits for Investment-Oriented Products (AIG Life and Retirement) for additional discussion of estimated gross profit assumptions.

The increases in Other income and in Other acquisition and insurance expenses in 2013 compared to 2012 included additional activity in our Brokerage Services product line principally due to the acquisition of Woodbury Financial in November 2012.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

The increase in pre-tax operating income in 2013 compared to the prior year also reflected additional expenses recorded in 2012, which included $67 million of additional reserves for long-term care products and $57 million related to the resolution of multi-state regulatory examinations of death claims practices, and higher general operating expenses related to incentive compensation plans.

Institutional Results

Pre-tax operating income for our Institutional operating segment increased in 2013 compared to 2012, due in part to higher fee income in the Group Retirement product line, which benefited from growth in separate account assets under management driven by favorable equity market performance. In addition, we continued active spread management in our interest rate sensitive product lines, which included lowering renewal crediting rates and disciplined new business pricing in our Group Retirement product line. Pre-tax operating income for the Institutional operating segment in 2013 was reduced by $45 million of net unfavorable adjustments primarily to update estimated gross profit assumptions for annuity spreads, partially offset by an increase in the assumption for separate account asset long-term growth rates in the Group Retirement product line. See Critical Accounting Estimates — Estimated Gross Profits for Investment-Oriented Products (AIG Life and Retirement) for additional discussion of estimated gross profit assumptions. The increase in pre-tax operating income compared to 2012 also reflected $110 million of expenses recorded in 2012 resulting from a comprehensive review of reserves for the GIC portfolio.

2012 and 2011 Comparison

AIG Life and Retirement Results

Pre-tax operating income increased in 2012 compared to 2011, reflecting active spread management in interest rate sensitive product lines and higher net investment income. The increase in net investment income compared to 2011 included reinvestment of significant amounts of cash and short-term investments, higher fair value gains from ML II and PICC Group, lower impairment charges on investments in leased commercial aircraft and higher income from alternative investments. Benefit expense and DAC amortization expense for variable annuity products were lower in 2012 compared to 2011, primarily due to the favorable impact of separate account performance, which more than offset higher life insurance mortality costs. Pre-tax operating income also increased due to lower expenses in 2012 compared to 2011 related to the resolution of multi-state regulatory examinations of death claims practices in the Retail operating segment. Offsetting these increases in Pre-tax operating income were additional reserves for the GIC portfolio in 2012, and a decrease due to legal settlement proceeds of $226 million received in resolution of a litigation matter and included in Other income in 2011.

Retail Results

Pre-tax operating income for our Retail operating segment increased in 2012 compared to 2011, reflecting active spread management in interest rate sensitive product lines and higher net investment income. The increase in net investment income included reinvestment of significant amounts of cash and short-term investments, higher fair value gains from ML II and PICC Group, lower impairment charges on investments in leased commercial aircraft and higher income from alternative investments. Benefit expense and DAC amortization expense related to variable annuity products in the Retirement Income Solutions product line were lower in 2012 than 2011, primarily due to the favorable impact of separate account performance, which more than offset higher mortality costs in the Life Insurance and A&H product line. Pre-tax operating income also increased due to lower expenses of $57 million in 2012 compared to $202 million in 2011 related to the resolution of multi-state regulatory examinations of death claims practices. Offsetting these positive variances was a decrease due to legal settlement proceeds included in Other income in 2011.

Institutional Results

Pre-tax operating income for our Institutional operating segment increased in 2012 compared to 2011 due to active spread management in our Group Retirement product line, which included lowering renewal crediting rates and disciplined new business pricing. Net investment income increased in 2012 compared to 2011 due to reinvestment of significant amounts of cash and short-term investments, higher fair value gains from ML II and PICC Group, lower impairment charges on investments in leased commercial aircraft and higher income from alternative investments. Offsetting these positive variances were decreases in pre-tax operating income compared to 2011 from legal

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

settlement proceeds included in Other income in 2011 and $110 million of expenses recorded in 2012 resulting from a comprehensive review of reserves for the GIC portfolio.

AIG Life and Retirement Premiums, Deposits and Net Flows

Premiums represent amounts received on traditional life insurance policies, group benefit policies and deposits on life-contingent payout annuities. Premiums and deposits is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance, investment-type annuity contracts, GICs and mutual funds.

The following table presents a reconciliation of premiums and deposits to GAAP premiums:

Years Ended December 31, (in millions)	2013	2012	2011

Premiums and deposits	$28,809	$20,994	$24,392
Deposits	(25,542)	(17,898)	(21,302)
Other	(671)	(632)	(541)

Premiums	$2,596	$2,464	$2,549

Premiums increased slightly in 2013 compared to 2012, primarily from higher structured settlement and terminal funding annuity premiums in the Institutional Markets product line and higher immediate annuity premiums in the Fixed Annuities product line. Premiums decreased slightly in 2012 compared to 2011, due to lower Group Benefit premiums partially offset by higher term life insurance premiums.

The following table presents premiums and deposits by operating segment and product line:

				Percentage Change
Years Ended December 31, (in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Retail
Life Insurance and A&H	$3,342	$3,350	$3,384	–%	(1)%
Fixed Annuities	2,914	1,469	6,782	98	(78)
Retirement Income Solutions	8,608	4,828	3,470	78	39
Retail Mutual Funds	4,956	2,723	1,925	82	41
Closed blocks	92	142	174	(35)	(18)

Total premiums and deposits	$19,912	$12,512	$15,735	59%	(20)%

Institutional
Group Retirement	$7,251	$7,028	$7,312	3%	(4)%
Institutional Markets	991	774	659	28	17
Group Benefits	655	680	686	(4)	(1)

Total premiums and deposits	8,897	8,482	8,657	5	(2)

Total Life and Retirement premiums and deposits	$28,809	$20,994	$24,392	37%	(14)%

Premiums and deposits improved significantly in 2013 compared to 2012, primarily from strong sales of annuities in our Retirement Income Solutions and Fixed Annuities product lines and increased sales of Retail Mutual Funds and Group Retirement mutual funds. Within the Group Retirement product line, the increase from mutual funds was largely offset by lower variable annuity deposits, due in part to the historically low interest rate environment making deposits into fixed options less attractive. Premiums and deposits decreased in 2012 compared to 2011, primarily due to the impact of the historically low interest rate environment on fixed annuity sales and on Group Retirement deposits into fixed options.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Net Flows

Net flows are presented for our investment product lines, which include Fixed Annuities, Retirement Income Solutions, Retail Mutual Funds and Group Retirement. Net flows from annuities, which are included in the Fixed Annuities, Retirement Income Solutions and Group Retirement product lines, represent premiums and deposits less death, surrender and other withdrawal benefits. Mutual fund net flows, which are included in the Retail Mutual Funds and Group Retirement product lines, represent deposits less withdrawals.

The following table summarizes net flows for our investment product lines:

Years Ended December 31, (in millions)	2013	2012	2011

Net flows
Fixed Annuities	$(2,820)	$(4,252)	$1,406
Retirement Income Solutions	5,092	1,598	(48)
Retail Mutual Funds	2,780	1,018	478
Group Retirement	(492)	302	1,088

Total net flows*	$4,560	$(1,334)	$2,924

*     Excludes activity related to closed blocks of fixed and variable annuities, which have reserves of approximately $6 billion at each of December 31, 2013 and 2012.

Total net flows from annuities and mutual funds increased in 2013 compared to 2012, and decreased in 2012 compared to 2011. A discussion of the significant variances in net flows for each of these product lines follows, including variances in premiums and deposits, a key component of net flows.

Retail Net Flows

Fixed Annuities net flows and premiums and deposits showed improvement in 2013 compared to 2012, due to modest increases in interest rates and steepening of the yield curve in the second half of 2013, which made fixed annuity products more attractive in the marketplace compared to competing products such as bank deposits. The relatively low level of deposits in 2013 and 2012 compared to 2011, however, resulted in negative net flows for this product line in both 2013 and 2012, reflecting the challenges of the sustained low interest rate environment, as consumers were reluctant to purchase these products at the relatively low crediting rates offered, which have been priced to maintain our targeted spreads. Negative net flows have moderated since the second half of 2013 from the increase in deposits.

Retirement Income Solutions premiums and deposits and net flows increased significantly in 2013 and 2012 compared to 2011, reflecting higher variable annuity sales, which have benefitted from innovative product

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

enhancements and expanded distribution as well as a more favorable competitive environment. The surrender rate for this product line improved in 2013 compared to 2012 due to the significant increase in average reserves driven by strong sales and positive equity market performance.

Retail Mutual Fund deposits and net flows increased in 2013 and 2012 compared to 2011, driven primarily by sales of our Focused Dividend Strategy product offerings.

Institutional Net Flows

Group Retirement net flows, which include net flows from mutual funds in group retirement plans, decreased in 2013 and 2012 compared to 2011, and were negative in 2013, primarily as a result of higher surrenders of individual participant contracts as well as higher large group surrenders. As discussed above, premiums and deposits for this product line included increases in mutual fund deposits largely offset by lower annuity deposits.

The following table presents reserves for selected product lines by surrender charge category at December 31, 2013 and 2012, and surrender rates for 2013 and 2012:

	2013			2012
At December 31, (in millions)	Group Retirement Products(a)	Individual Fixed Annuities	Retirement Income Solutions	Group Retirement Products(a)	Individual Fixed Annuities	Retirement Income Solutions

No surrender charge(b)	$60,962	$30,906	$2,065	$56,047	$26,662	$1,909
0% – 2%	1,508	2,261	16,839	1,242	3,695	14,824
Greater than 2% – 4%	1,967	4,349	2,734	1,400	3,383	2,148
Greater than 4%	5,719	16,895	19,039	4,878	22,256	10,842
Non-surrenderable	315	2,758	67	693	3,066	1,343

Total reserves	$70,471	$57,169	$40,744	$64,260	$59,062	$31,066

Surrender rates	9.0%	6.6%	8.7%	8.7%	6.3%	10.3%

(a)  Excludes mutual fund assets under management of $15.1 billion and $11.8 billion at December 31, 2013 and 2012, respectively.

(b)  Group Retirement Products include reserves of approximately $6.2 billion and $6.0 billion at December 31, 2013 and 2012, respectively, that are subject to 20 percent annual withdrawal limitations.

AIG Life and Retirement Investments and Spread Management

Investments

We invest primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Income from these investments, as well as cash and short term investments, is included in our measure of base net investment income, after excluding certain items such as call and tender income, mortgage prepayment fees, change in accretion of discount for certain high credit quality structured securities and impairment charges on investments in leased commercial aircraft.

In addition, we seek to enhance our returns through investments in a diversified portfolio of private equity funds, hedge funds and affordable housing partnerships. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields. Our investment portfolio also includes, to a lesser extent, common and preferred stocks and yield-enhancement items, such as our investment in PICC Group and securities for which the fair value option has been elected, as well as ML II prior to its liquidation in 2012.

Our fundamental investment strategy is to maintain a diversified, high quality portfolio of fixed maturity securities with the intent to largely match the characteristics of our liabilities, including duration, which is a measure of sensitivity to changes in interest rates. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, certain portfolios are shorter in duration and others are longer in duration. See Investments for additional discussion of our asset liability management process.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

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

The following table presents the fixed maturity security portfolio of AIG Life and Retirement categorized by NAIC Designation, at fair value:

December 31, 2013 (in millions)	NAIC Designation	Other Fixed Maturity Securities	Mortgage Backed, Asset Backed and Collateralized	Total*

Investment grade:
	1	$45,561	$38,812	$84,373
	2	62,070	1,458	63,528

	Subtotal investment grade	107,631	40,270	147,901

Below investment grade:
	3	4,345	635	4,980
	4	2,194	347	2,541
	5	380	229	609
	6	108	581	689

	Subtotal below investment grade	7,027	1,792	8,819

Total		$114,658	$42,062	$156,720

*  Excludes $449 million of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within AIG Life and Retirement that require a statutory filing.

The following table presents the fixed maturity security portfolio of AIG Life and Retirement categorized by composite AIG credit rating, at fair value:

December 31, 2013 (in millions)	Composite AIG Credit Rating	Other Fixed Maturity Securities	Mortgage Backed, Asset Backed and Collateralized	Total*

Investment grade:
	AAA/AA/A	$45,490	$23,545	$69,035
	BBB	62,479	3,068	65,547

	Subtotal investment grade	107,969	26,613	134,582

Below investment grade:
	BB	4,120	1,879	5,999
	B	2,075	1,848	3,923
	CCC and Lower	494	11,722	12,216

	Subtotal below investment grade	6,689	15,449	22,138

Total		$114,658	$42,062	$156,720

*  Excludes $449 million of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within AIG Life and Retirement that require a statutory filing.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Yield and Net Investment Income

Overall, our yields declined in 2013 as investment purchases were made at yields lower than the weighted average yield of the existing portfolio. In 2012, the impact of lower yields on new purchases was largely offset by reinvestment of significant amounts of cash and short-term investments during 2011. During prolonged periods of low or declining interest rates, we generally must invest new net flows and reinvest the cash flows from investment sales, interest and maturities of our portfolio in lower yielding securities.

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

2013 and 2012 Comparison

Net Investment Income

Net investment income increased slightly in 2013 compared to 2012, as reinvestment in the low interest rate environment resulted in a 13 basis point decrease in the base portfolio yield in 2013, which was offset by growth in average assets from positive net flows, a $613 million increase in alternative investment income and a $50 million increase in call and tender income. The increase in alternative investment yield to almost 16 percent in 2013 from approximately 10 percent in 2012 reflected higher hedge fund income due to favorable equity market conditions and several large redemptions from hedge funds that are not accounted for using the equity method. This increase in alternative investment income was partially offset by decreases in other investment income enhancement items in 2013, which included net fair value losses of $23 million in 2013 from our investment in PICC Group compared to gains of $57 million in 2012; a $38 million decrease in accretion of discount for certain highly rated structured securities, driven by recent increases in market interest rates; and fair value gains of $246 million recognized in 2012 on our investment in ML II, which was liquidated in March 2012 when we received a distribution of $1.6 billion from the sale by the FRBNY of the securities held in ML II.

2012 and 2011 Comparison

Net investment income increased in 2012 compared to 2011, reflecting higher base portfolio yields of 9 basis points due to the reinvestment of significant amounts of cash and short-term investments during 2011, opportunistic investments in structured securities, fair value gains on MLII and other structured securities, a fair value gain of approximately $57 million on the investment in PICC Group, lower impairment charges on investments in leased commercial aircraft and higher returns on alternative investments.

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

Disciplined pricing on new business resulted in lower new fixed annuity deposits in the first six months of 2013 relative to the same period in 2012, due to the relatively low crediting rates offered. However, deposits improved in the latter half of 2013 due to the modest increases in market interest rates, resulting in an overall increase in deposits for 2013 compared to 2012. In the historically low interest rate environment experienced in 2013 and 2012, we have continued to pursue new sales of life and annuity products at targeted net investment spreads. We have a dynamic product management process to ensure that new business offerings appropriately reflect the current interest rate environment. To the extent that we cannot achieve targeted net investment spreads on new business, products

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

are re-priced or no longer sold. Additionally, current products with higher minimum rate guarantees have been re-filed with lower rates as permitted under state insurance product regulations.

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

Active management of renewal crediting rates is done under contractual provisions in our annuity and universal life products that were designed to allow crediting rates to be reset at pre-established intervals subject to minimum crediting rate guarantees. We have adjusted, and will continue to adjust, crediting rates to maintain targeted net investment spreads on both new business and in-force business where crediting rates are above minimum guarantees. In addition to annuity and universal life products, certain traditional long-duration products for which we do not have the ability to adjust interest rates, such as payout annuities, are exposed to reduced earnings and potential loss recognition reserve increases in a prolonged low interest rate environment. See AIG Life and Retirement Reserves and DAC — Other Reserve Changes for additional discussion of loss recognition.

Included in 2012 was an additional $110 million of interest credited expense resulting from a comprehensive review of reserves for the GIC portfolio.

As indicated in the table below, approximately 73 percent of our annuity and universal life account values were at their minimum crediting rates as of December 31, 2013, an increase from 63 percent at December 31, 2012. These products have minimum guaranteed interest rates as of December 31, 2013 ranging from 1 percent to 5.5 percent, with the higher rates representing guarantees on older products.

The following table presents our universal life and fixed annuity account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
December 31, 2013 Contractual Minimum Guaranteed Interest Rate (in millions)	At Contractual Minimum Guarantee	1-50 Basis Points Above Minimum Guarantee	More than 50 Basis Points Above Minimum Guarantee	Total

Universal life insurance
1%	$52	$–	$1	$53
> 1% – 2%	32	60	194	286
> 2% – 3%	374	255	1,313	1,942
> 3% – 4%	2,079	349	1,385	3,813
> 4% – 5%	4,164	196	–	4,360
> 5% – 5.5%	309	–	–	309

Subtotal	$7,010	$860	$2,893	$10,763

Fixed annuities*
1%	$2,922	$5,248	$7,430	$15,600
> 1% – 2%	13,266	3,118	5,580	21,964
> 2% – 3%	32,671	191	2,672	35,534
> 3% – 4%	13,676	93	60	13,829
> 4% – 5%	8,116	–	4	8,120
> 5% – 5.5%	232	–	5	237

Subtotal	$70,883	$8,650	$15,751	$95,284

Total	$77,893	$9,510	$18,644	$106,047

Percentage of total	73%	9%	18%	100%

*  Fixed annuities include fixed options within variable annuities sold in Group Retirement and Retirement Income Solutions product lines.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Changes in Fair Value of Fixed Maturity Securities Designated to Hedge Living Benefits Liabilities

Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities, which are excluded from Pre-tax operating income, are a component of AIG Life and Retirement's dynamic hedging program designed to manage economic risk exposure associated with changes in equity markets, interest rates and volatilities related to embedded derivative liabilities contained in guaranteed benefit features of variable annuities. We substantially hedge our exposure to equity markets, and the majority of our interest rate exposure is hedged with derivative instruments and, to a lesser extent, with U.S. Treasury bonds that we began purchasing in 2012 as a capital-efficient strategy to reduce our interest rate risk exposure over time. As a result of increases in interest rates on U.S. Treasury bonds during 2013, the fair value of the U.S. Treasury bonds used for hedging, net of financing costs, decreased by $161 million in 2013, compared to an increase in fair value of $37 million in 2012.

Net Realized Capital Gains (Losses)

Net realized capital gains increased in 2013 and 2012 compared to 2011 as a result of higher gains from sales activity in connection with utilizing capital loss carryforwards, lower other-than-temporary impairments, and fair value gains on embedded derivatives, net of hedges, which had net gains of $31 million in 2013, compared to net losses of $799 million in 2012 and $242 million in 2011. The changes in the fair value of embedded derivatives, net of hedges, were primarily due to changes in projected interest rates and equity market returns.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

AIG Life and Retirement Reserves and DAC

The following table presents AIG Life and Retirement insurance reserves and mutual fund assets under management:

Years Ended December 31, (in millions)	2013	2012	2011

Retail
Balance at beginning of year, gross	$123,699	$120,396	$117,426
Premiums and deposits	19,912	12,512	15,735
Surrenders and withdrawals	(9,899)	(9,268)	(9,226)
Death, and other contract benefits	(3,467)	(3,695)	(3,203)

Subtotal	6,546	(451)	3,306
Change in fair value of underlying assets and reserve accretion, net of policy fees	5,221	2,428	(1,211)
Cost of funds	2,222	2,423	2,526
Other reserve changes*	(410)	(1,097)	(1,651)

Balance at end of year	137,278	123,699	120,396
Reserves related to unrealized appreciation of investments	9	456	360
Reinsurance ceded	(1,495)	(1,514)	(1,551)

Total insurance reserves and retail mutual funds assets under management	$135,792	$122,641	$119,205

Institutional
Balance at beginning of year, gross	$110,494	$103,315	$103,280
Premiums and deposits	8,897	8,482	8,657
Surrenders and withdrawals	(9,938)	(7,509)	(7,926)
Death, and other contract benefits	(1,997)	(1,949)	(1,959)

Subtotal	(3,038)	(976)	(1,228)
Change in fair value of underlying assets and reserve accretion, net of policy fees	9,973	5,761	(173)
Cost of funds	1,569	1,785	1,741
Other reserve changes*	894	609	(305)

Balance at end of year	119,892	110,494	103,315
Reserves related to unrealized appreciation of investments	–	2,359	1,938
Reinsurance ceded	(209)	(229)	(285)

Total insurance reserves and group mutual fund assets under management	$119,683	$112,624	$104,968

Total AIG Life and Retirement:
Balance at beginning of year, gross	$234,193	$223,711	$220,706
Premiums and deposits	28,809	20,994	24,392
Surrenders and withdrawals	(19,837)	(16,777)	(17,152)
Death, and other contract benefits	(5,464)	(5,644)	(5,162)

Subtotal	3,508	(1,427)	2,078
Change in fair value of underlying assets and reserve accretion, net of policy fees	15,194	8,189	(1,384)
Cost of funds	3,791	4,208	4,267
Other reserve changes*	484	(488)	(1,956)

Balance at end of year	257,170	234,193	223,711
Reserves related to unrealized appreciation of investments	9	2,815	2,298
Reinsurance ceded	(1,704)	(1,743)	(1,836)

Total insurance reserves and mutual fund assets under management	$255,475	$235,265	$224,173

*  Other reserve changes include loss recognition in Retail of $135 million and $189 million, and in Institutional of $1.3 billion and $1.0 billion, in 2013 and 2012, respectively.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

Other Reserve Changes

Other reserve changes in the table above include loss recognition, primarily on certain long-term payout annuity contracts. In connection with our program to utilize capital loss carryforwards, we sold investment securities in 2013 and 2012. These and other investment sales with subsequent reinvestment at lower yields triggered recording of loss recognition reserves of $1.5 billion and $1.2 billion on certain long-term payout annuity contracts in 2013 and 2012, respectively. There were loss recognition reserves related to unrealized appreciation of investments as of December 31, 2011, but no actual loss recognition recorded in 2011. Assumptions related to investment yields, mortality experience and expenses are reviewed periodically and updated as appropriate, which could also result in additional loss recognition reserves.

Loss recognition attributable to our program to utilize capital loss carryforwards is excluded from Pre-tax operating income and reported within Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses) in the AIG Life and Retirement Results table herein. See Note 9 to the Consolidated Financial Statements and Critical Accounting Estimates — Future Policy Benefits for Life and Accident and Health Insurance Contracts (AIG Life and Retirement) for additional information on loss recognition.

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for investment-oriented products is adjusted at each balance sheet date to reflect the change in DAC as if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in DAC related to unrealized appreciation of investments generally moves in the opposite direction of the changes in unrealized appreciation of the available for sale securities portfolio. When market interest rates rose in 2013, the fair value and unrealized appreciation of the portfolio decreased, resulting in an increase in DAC. In 2012 and 2011, when interest rates were declining and unrealized gains in the portfolio increased, DAC and reserves related to unrealized appreciation decreased.

DAC Rollforward

The following table summarizes the major components of the changes in AIG Life and Retirement DAC:

Years Ended December 31, (in millions)	2013	2012	2011

Balance, beginning of year	$5,672	$6,502	$7,258

Acquisition costs deferred	930	724	869
Amortization expense	(658)	(931)	(1,142)
Change related to unrealized depreciation (appreciation) of investments	784	(621)	(486)
Increase (decrease) due to foreign exchange	(5)	(2)	3

Balance, end of year*	$6,723	$5,672	$6,502

*  Balance excluding the amount related to unrealized appreciation of investments was $7.8 billion, $7.5 billion and $7.9 billion at December 31, 2013, 2012 and 2011, respectively.

Estimated Gross Profits for Investment-Oriented Products

Policy acquisition costs and policy issuance costs related to universal life and investment-type products (collectively, investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over a period that approximates the estimated lives of the contracts. Estimated gross profits include net investment income and spreads, net realized investment gains and losses, fees, surrender charges, expenses, and mortality gains and losses. If the assumptions used for estimated gross profits change significantly, DAC and related reserves are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products. See Critical Accounting Estimates — Estimated Gross Profits for Investment-Oriented Products (AIG Life and Retirement) for additional information on these assumptions.

Pre-tax operating income in 2013 included a net increase of $153 million from adjustments to update certain gross profit assumptions used to amortize DAC and related items in our investment-oriented product lines. These

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / AIG LIFE AND RETIREMENT

adjustments resulted from our comprehensive annual review and update of estimated gross profit assumptions, and from a change in long-term asset growth rate assumptions for Group Retirement variable annuity products, which was driven by sustained favorable equity market performance.

The result of the comprehensive annual review, which was completed in the third quarter of 2013, was a $118 million net increase in Pre-tax operating income in 2013, which included a $198 million net increase in our Retail operating segment and an $80 million decrease in our Institutional operating segment. The net increase in Retail pre-tax operating income was primarily due to a favorable adjustment in our Fixed Annuities product line from updated spread assumptions due to active management of crediting rates and higher future investment yields than those previously assumed. In the Life Insurance and A&H, Retirement Income Solutions and Group Retirement product lines, the update of assumptions for variable annuity spreads, surrender rates, and life insurance mortality had an unfavorable impact on pre-tax operating income. The life insurance mortality assumptions, while unfavorable compared to the previous assumption set, are still within pricing expectations.

The $118 million increase in pre-tax operating income to reflect updated assumptions was comprised of a $98 million net decrease in DAC amortization expense, a $61 million decrease in SIA amortization expense within Interest credited to policyholder account balances, and a $28 million increase in unearned revenue amortization within Policy fees, partially offset by a $69 million increase in Future policy benefits for life and health insurance contracts.

In estimating future gross profits for variable annuity products, a long-term annual asset growth assumption is applied to estimate the future growth in assets and related asset-based fees. In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a "reversion to the mean" methodology, whereby short-term asset growth above or below the long-term annual rate assumption will impact the growth assumption applied to the five-year period subsequent to the current balance sheet date. In the fourth quarter of 2013, we revised the growth rate assumptions for the five-year reversion to the mean period for the Group Retirement product line in our Institutional segment. This adjustment, which increased DAC by $31 million, increased SIA by $2 million and reduced the GMDB liability by $2 million, was recorded as a decrease in current period amortization expense and increased our Retail pre-tax operating income by $35 million in 2013. For variable annuities in our Retirement Income Solutions product line, the assumed annual growth rate remained above zero percent for the five-year reversion to the mean period and therefore did not meet our criteria for adjustment; however, additional favorable equity market performance in excess of long-term assumptions could result in "unlocking" in this product line in the future with a positive effect on pre-tax income in the period of the unlocking.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / OTHER OPERATIONS

OTHER OPERATIONS

Other Operations Results

The following table presents AIG's Other Operations results:

				Percentage Change
Years Ended December 31, (in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Mortgage Guaranty	$205	$9	$(97)	NM %	NM	%
Global Capital Markets	625	557	(11)	12	NM
Direct Investment book	1,448	1,215	604	19	101
Retained interests:
Change in fair value of AIA securities, including realized gain in 2012	–	2,069	1,289	NM	61
Change in fair value of ML III	–	2,888	(646)	NM	NM
Change in the fair value of the MetLife securities prior to their sale	–	–	(157)	NM	NM
Corporate & Other:
Interest expense	(1,412)	(1,597)	(1,685)	12	5
Corporate expenses, net	(1,009)	(900)	(1,095)	(12)	18
Severance expense(a)	(265)	–	–	NM	NM
Other non-core businesses	(107)	(94)	94	(14)	NM

Total Corporate & Other operating loss	(2,793)	(2,591)	(2,686)	(8)	4
Consolidation and eliminations	4	–	–	NM	NM

Total Other operations pre-tax operating income (loss)	(511)	4,147	(1,704)	NM	NM
Legal reserves	(446)	(754)	(20)	41	NM
Legal settlements(b)	119	39	–	205	NM
Loss on extinguishment of debt	(651)	(32)	(3,204)	NM	99
Aircraft Leasing	(129)	338	(934)	NM	NM
Net loss on sale of divested businesses	(48)	(6,717)	(74)	99	NM
Deferred gain on FRBNY credit facility	–	–	296	NM	NM
Changes in benefit reserves and DAC, VOBA and SIA related to net realized gains (losses)	(98)	–	–	NM	NM
Net realized capital gains (losses)	(685)	289	(348)	NM	NM

Total Other Operations pre-tax loss	$(2,449)	$(2,690)	$(5,988)	9%	55%

(a)  Includes $263 million of severance expense attributable to AIG Property Casualty.

(b)  Reflects income from settlements with financial institutions that participated in the creation, offering and sale of RMBS from which AIG and its subsidiaries realized losses during the financial crisis.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / OTHER OPERATIONS

Mortgage Guaranty Results

The following table presents Mortgage Guaranty results:

				Percentage Change
Years Ended December 31, (dollars in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Underwriting results:
Net premiums written	$1,048	$858	$801	22%	7%
Increase in unearned premiums	(239)	(143)	(9)	(67)	NM

Net premiums earned	809	715	792	13	(10)
Claims and claims adjustment expenses incurred	514	659	834	(22)	(21)
Underwriting expenses	222	193	187	15	3

Underwriting income (loss)	73	(137)	(229)	NM	40
Net investment income	132	146	132	(10)	11

Pre-tax operating income (loss)	205	9	(97)	NM	NM
Net realized capital gains	8	6	20	33	(70)

Pre-tax income (loss)	$213	$15	$(77)	NM %	NM %

Key metrics:
New insurance written	$49,933	$37,509	$18,792	33%	100%
Domestic first-lien:
Risk in force	$36,367	$28,967	$25,635
60+ day delinquency ratio on primary loans(a)	5.9%	8.8%	13.9%
Domestic second-lien:
Risk in force(b)	$1,026	$1,261	$1,504

(a)  Based on number of policies.

(b)  Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

2013 and 2012 Comparison

Pre-tax operating income in 2013 increased compared to the prior year due to improved underwriting income as a result of an increase in net premiums earned in the first-lien business, and decreases in claims and claims adjustment expenses incurred. Partially offsetting these increases were declines in net premiums earned in second-lien, student loan and international businesses, all of which were placed into run-off during 2008, and an increase in underwriting expenses related to higher volumes of new business.

The first-lien net premiums earned increased $127 million resulting from a 32 percent growth of the book of business and a decline in premium refunds as a result of lower rescissions during 2013 compared to 2012. The decline in claims and claims adjustment expenses incurred reflected decreases in first-lien and student loan claims and claims

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / OTHER OPERATIONS

adjustment expenses of $157 million and $22 million, respectively, which were partially offset by a $34 million increase in second-lien and international claims and claims adjustment expenses. The decline in first-lien claims and claims adjustment expenses incurred was primarily the result of lower newly reported delinquencies and higher cure rates, which were partially offset by $46 million of unfavorable prior year development in 2013 compared to unfavorable prior year development of $17 million in 2012. The decline in student loan claims and claims adjustment expenses reflect recoveries on prior paid losses and the commutation of a significant portion of the business in early 2013. Second-lien claims and claims adjustment expenses increased primarily due to increased overturns of previously denied claims. International claims adjustment expense increased due to increases to reserves as the portfolio continued to run-off.

New insurance written, which represents the original principal balance of the insured mortgages, increased 33 percent due to elevated levels of refinancing activity during 2013 and the acceptance of UGC's risk-based pricing model by approximately 300 new lenders.

2012 and 2011 Comparison

Mortgage Guaranty recorded pre-tax operating income in 2012 compared to a pre-tax operating loss in 2011. The decrease in claims and claims adjustment expenses reflected decreases in first and second-lien businesses partially offset by an increase in international claims and claims adjustment expenses. Claims and claims adjustment expenses in 2012 included favorable prior year loss development in second liens, student loans, and international business, partially offset by unfavorable development in first liens. The decrease in first-lien claims and claims adjustment expenses reflected lower levels of newly reported delinquencies, an improvement in the cure rate and lower unfavorable loss development in 2012 compared to 2011. The unfavorable development in 2012 resulted from delinquencies for which claim requests were not made, partially offset by favorable development arising from the claims requests sent to lenders. The decline in second-lien business claims and claims adjustment expenses reflected a decrease in claims and claims adjustment expenses paid as more business reached the respective stop loss limits. The increased claims and claims adjustment expenses in the international business reflected a reduction in claim reserves in 2011 due to a settlement of certain delinquencies with a major European lender.

These items were partially offset by a decline in first-lien net premiums earned, reflecting higher premium refunds due to the rescissions arising from the claims requests sent to lenders during the fourth quarter of 2011 and continuing throughout 2012. Additionally, net premiums earned declined on second-lien and international businesses, both of which were placed into run-off during 2008. Underwriting expenses increased driven primarily by an increase in underwriting, sales and product initiatives, all of which supported the increase in new insurance written for the year.

New insurance written was approximately $37 billion and $19 billion in 2012 and 2011, respectively. The increase in new insurance written was the result of the market acceptance by lenders of UGC's risk-based pricing model and withdrawal of certain competitors from the market during 2011.

Global Capital Markets Results

2013 and 2012 Comparison

GCM's pre-tax income and pre-tax operating income increased in 2013 compared to 2012 primarily due to an improvement in net credit valuation adjustments on derivative assets and liabilities, partially offset by a decline in unrealized market valuation gains related to the super senior credit default swap (CDS) portfolio and an increase in operating expenses.

Net credit valuation adjustment gains of $195 million were recognized in 2013 compared to net credit valuation adjustment losses of $30 million in 2012. The improvement resulted primarily from lower losses on derivative liabilities due to less significant tightening of AIG's credit spreads in 2013 compared to 2012 and higher gains on derivative assets due to more significant tightening of counterparty credit spreads in 2013 compared to 2012.

Unrealized market valuation gains on the CDS portfolio of $550 million and $617 million were recognized in 2013 and 2012, respectively. The decline resulted primarily from amortization, price movements, terminations and maturities within the CDS portfolio.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / OTHER OPERATIONS

2012 and 2011 Comparison

GCM reported pre-tax income and pre-tax operating income in 2012 compared to pre-tax loss and pre-tax operating loss in 2011 primarily due to improvement in unrealized market valuations related to the super senior CDS portfolio, a decrease in operating expenses and lower costs related to the wind-down of AIGFP's businesses and portfolios.

Unrealized market valuation gains on the CDS portfolio of $617 million and $339 million were recognized in 2012 and 2011, respectively. The improvement resulted primarily from amortization and price movements within the CDS portfolio. For 2012, the remaining portfolio of AIGFP continued to be wound down and was managed consistent with AIG's risk management objectives. The active wind-down of the AIGFP derivatives portfolio was completed by the end of the second quarter of 2011.

Direct Investment Book Results

The following table presents Direct Investment book results:

				Percentage Change
Years Ended December 31, (in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Pre-tax operating income	$1,448	$1,215	$604	19%	101%

Legal settlements	45	26	–	73	NM
Loss on extinguishment of debt	(15)	–	–	NM	NM
Net realized capital gains	66	391	18	(83)	NM

Pre-tax income	$1,544	$1,632	$622	(5)%	162%

2013 and 2012 Comparison

DIB pre-tax income decreased in 2013 compared to 2012 primarily due to a one-time realized capital gain of $426 million recorded in 2012 on the sale of 35.7 million common units of The Blackstone Group L.P., partially offset by improvements in pre-tax operating income. DIB pre-tax operating income increased in 2013 compared to 2012 primarily due to fair value appreciation on ABS CDOs that were acquired in the fourth quarter of 2012, partially offset by a decline in net credit valuation adjustments on assets and liabilities for which the fair value option was elected.

Fair value appreciation on ABS CDOs was $954 million for 2013 driven primarily by improved collateral pricing due to improvements in home price indices and amortization of the underlying collateral.

Net credit valuation adjustment gains of $444 million and $789 million were recognized for 2013 and 2012, respectively. The decrease resulted primarily from a decline in the portfolio size due to sales and maturities as well as lower gains on assets due to less significant tightening of counterparty credit spreads, partially offset by lower losses on liabilities due to less significant tightening of AIG's credit spreads in 2013 compared to 2012.

2012 and 2011 Comparison

DIB pre-tax income increased in 2012 compared to 2011 primarily due to a capital gain on the sale of common units of The Blackstone Group L.P. mentioned above and improvements in pre-tax operating income. DIB pre-tax operating income increased in 2012 compared to 2011 primarily due to improvement in net credit valuation adjustments on assets and liabilities for which the fair value option was elected. Net credit valuation adjustment gains of $789 million and $380 million were recognized for 2012 and 2011, respectively. The improvement resulted primarily from gains on assets due to the tightening of counterparty credit spreads, partially offset by losses on liabilities due to the tightening of AIG's credit spreads.

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / OTHER OPERATIONS

The following table presents credit valuation adjustment gains (losses) for the DIB (excluding intercompany transactions):

Years Ended December 31, (in millions)	2013	2012	2011

Counterparty Credit Valuation Adjustment on Assets:
Other bond securities	$488	$1,401	$(71)
Loans and other assets	10	29	31

Increase (decrease) in assets	498	1,430	(40)

AIG's Own Credit Valuation Adjustment on Liabilities:
Notes and bonds payable	(88)	(526)	288
Guaranteed Investment Agreements	41	(81)	112
Other liabilities	(7)	(34)	20

(Increase) decrease in liabilities	(54)	(641)	420

Net increase to pre-tax operating income	$444	$789	$380

Retained Interests

Change in Fair Value of AIA Securities Prior to Their Sale

We sold our remaining 33 percent interest in AIA ordinary shares for proceeds of $14.5 billion and a net gain of $2.1 billion through three sale transactions on March 7, September 11 and December 20, 2012.

We recognized a $1.3 billion gain in 2011, representing a 12 percent increase in the value of AIG's then 33 percent interest in AIA, which was recorded in Other invested assets and accounted for under the fair value option.

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

Corporate and Other Results

2013 and 2012 Comparison

Corporate & Other reported an increase in pre-tax operating losses in 2013 compared to 2012 primarily due to severance charges in 2013 of $265 million as a result of centralizing work streams to lower-cost locations and creating a more streamlined organization, and higher incentive compensation costs. These increases were partially offset by lower interest expense due to various debt reduction activities described in Liquidity and Capital Resources. In addition, Corporate expenses, net in 2012 included reductions in expenses of $211 million, from the decrease in the estimate of the liability for the Department of the Treasury's underwriting fees in connection with the sales of AIG Common Stock.

2012 and 2011 Comparison

Corporate & Other reported lower operating losses in 2012 compared to 2011 primarily due to a reduction in expense of $211 million in 2012 resulting from settlements of the liability for the Department of the Treasury's underwriting fees for the sale of AIG Common Stock at amounts lower than had been estimated at the time the accrual was established, and AIG purchased a significant amount of shares for which no payment to the underwriters was

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / OTHER OPERATIONS

required, and a decline in interest expense as a result of the repayment of the FRBNY Credit Facility and the exchange of outstanding junior subordinated debentures for senior unsecured notes in 2011.

Other non-core businesses declined due to lower gains on real estate dispositions and higher equity losses on real estate investments in 2012 compared to 2011.

Legal Reserves

Legal reserves relate to increased estimated litigation liability based on developments in several actions.

Loss on Extinguishment of Debt

The increase in loss on extinguishment of debt in 2013 compared to the prior year resulted from redemptions and repurchases of, and cash tender offers for, certain debt securities in 2013. The loss on extinguishment of debt in 2011 includes a $3.3 billion charge primarily consisting of the accelerated amortization of the remaining prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility.

Aircraft Leasing Results

The following table presents Aircraft Leasing results:

				Percentage Change
Years Ended December 31, (in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Aircraft leasing revenues, excluding net realized capital gains (losses):
Rental revenue	$4,241	$4,358	$4,447	(3)%	(2)%
Interest and other revenues	179	141	20	27	NM

Total aircraft leasing revenues, excluding net realized capital gains (losses)	4,420	4,499	4,467	(2)	1

Operating expenses:
Loss on extinguishment of debt	–	23	61	NM	(62)
Aircraft leasing expense:
Depreciation expense	–	1,927	1,871	NM	3
Impairment charges, fair value adjustments and lease-related charges	108	230	1,689	(53)	(86)
Other expenses	4,441	1,981	1,841	124	8

Total aircraft leasing expense	4,549	4,138	5,401	10	(23)

Operating income (loss)	(129)	338	(995)	NM	NM
Net realized capital gains (losses)	–	1	(10)	NM	NM

Pre-tax income (loss)	$(129)	$339	$(1,005)	NM %	NM %

2013 and 2012 Comparison

Aircraft Leasing reported a pre-tax loss in 2013 compared to pre-tax income in 2012, primarily due to certain adjustments to ILFC's assets and liabilities classified as held for sale. See Note 4 to the Consolidated Financial Statements for more information regarding Aircraft Leasing.

2012 and 2011 Comparison

Aircraft Leasing reported pre-tax income in 2012 compared to a pre-tax loss in 2011 primarily due to a decrease in impairment charges, fair value adjustments and lease-related charges on aircraft and lower losses on extinguishment of debt. This was partially offset by lower lease revenue and increased costs due to early returns of aircraft by lessees who ceased operations, lower lease revenue earned on re-leased aircraft in ILFC's fleet, charges relating to

AIG 2013 Form 10-K

ITEM 7 / RESULTS OF OPERATIONS / OTHER OPERATIONS

reserves recorded for potential exposure under aircraft assets value guarantees and an increase in depreciation expense due to the change in depreciable lives and residual value of certain aircraft.

Net Loss on Sale of Divested Businesses

In 2012, we recognized a pre-tax loss of $6.7 billion associated with the announced sale of ILFC.

Net Realized Capital Gains (Losses)

Includes impairments on investments in life settlements of $971 million, $309 million and $312 million in 2013, 2012, and 2011, respectively. Also included in 2012 is a $426 million gain on the sale of common units of The Blackstone Group L.P. Impairments on investments in life settlements increased in 2013 compared to 2012 as a result of updated longevity assumptions in the valuation tables used to estimate future expected cash flows. These updates were due to observed experience deviating significantly compared to prior expectations.

DISCONTINUED OPERATIONS

Income (loss) from Discontinued Operations is comprised of the following:

Years Ended December 31, (in millions)	2013	2012	2011

Foreign life insurance businesses	$–	$–	$1,170
Net gain on sale	150	1	2,338
Consolidation adjustments	–	–	(1)
Interest allocation	–	–	(2)

Income from discontinued operations	150	1	3,505
Income tax expense	66	–	1,038

Income from discontinued operations, net of tax	$84	$1	$2,467

Significant items affecting the comparison of results from discontinued operations included the following:

•
a pre-tax gain of $150 million for 2013 in connection with the sale of American Life Insurance Company (ALICO) primarily attributable to the refund of taxes, interest and penalties, together with other matters;

•
a gain on the sale of AIG Star Life Insurance Co., Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison) in 2011;

•
tax effects of the above transactions, notably the impact of non-deductible goodwill impairment and the change in investment in subsidiaries, which was principally related to changes in the estimated U.S. tax liability with respect to the planned sales.

See Note 4 to the Consolidated Financial Statements for further discussion of discontinued operations.

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet our payment obligations. It is defined as cash and unencumbered assets that can be monetized in a short period of time at a reasonable cost. We manage our liquidity prudently through various risk committees, policies and procedures, and a stress testing and liquidity framework established by Enterprise Risk Management (ERM). Our liquidity framework is designed to measure both the amount and composition of our liquidity to meet financial obligations in both normal and stressed markets. See Enterprise Risk Management — Risk Appetite, Identification, and Measurement and — Enterprise Risk Management — Liquidity Risk Management below for additional information.

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

Nevertheless, some circumstances may cause our cash or capital needs to exceed projected liquidity or readily deployable capital resources. Additional collateral calls, deterioration in investment portfolios or reserve strengthening affecting statutory surplus, higher surrenders of annuities and other policies, downgrades in credit ratings, or catastrophic losses may result in significant additional cash or capital needs and loss of sources of liquidity and capital. In addition, regulatory and other legal restrictions could limit our ability to transfer funds freely, either to or from our subsidiaries.

Depending on market conditions, regulatory and rating agency considerations and other factors, we may take various liability and capital management actions. Liability management actions may include, but are not limited, to repurchasing or redeeming outstanding debt, issuing new debt or engaging in debt exchange offers. Capital management actions may include, but are not limited to, paying dividends to our shareholders and share repurchases.

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights 2013

Sources

•
AIG Parent Funding from Subsidiaries

We collected $8.7 billion in cash dividends and loan repayments from our insurance subsidiaries — $4.1 billion in cash dividends from AIG Property Casualty, $4.4 billion in cash dividends and loan repayments from AIG Life and Retirement and $90 million in cash dividends from Mortgage Guaranty. Infrequent events at our insurance subsidiaries including capital management initiatives at AIG Property Casualty and proceeds from legal settlements at AIG Life and Retirement resulted in higher than usual dividends.

•
Legal Settlements

On August 26, 2013, we agreed to the termination of an interest rate swap agreement with Brookfield Asset Management, Inc. and Brysons International, Ltd, in exchange for a payment to AIGFP of $905 million.

We received $1.0 billion from settlements with financial institutions that participated in the creation, offering and sale of RMBS from which we realized losses during the financial crisis.

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

Uses

•
Debt Reduction*

We repaid approximately $9.7 billion of debt as follows.

We redeemed:

•
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

We purchased, in cash tender offers:

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

•
for an aggregate purchase price of approximately $211 million, approximately $19 million liquidation amount of 8 1/2% Capital Trust Pass-Through Securities, approximately $114 million liquidation amount of 7.57% Capital Securities, Series A and approximately $29 million liquidation amount of 8 1/8% Capital Securities, Series B, all of which were issued by statutory trusts controlled by AIG Life Holdings, Inc; and

•
for an aggregate purchase price of approximately $61 million, approximately $62 million aggregate principal amount of 5.60% Senior Debentures we had assumed that were originally issued by SunAmerica Inc.

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

We also made other repayments of approximately $6.3 billion. AIG Parent repaid $4.2 billion of debt, including $1.1 billion of MIP and $300 million of Series AIGFP long-term debt, and made interest payments on our debt instruments totaling $2.0 billion.

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

•
Dividends

We paid cash dividends of $0.10 per share on AIG Common Stock in each of the third and fourth quarters of 2013.

•
Repurchase of Common Stock

We repurchased a total of approximately 12 million shares of AIG Common Stock in the third and fourth quarters of 2013, for an aggregate purchase price of approximately $597 million.

•
AIG Parent Funding to Subsidiaries

We made $2.1 billion in net capital contributions to subsidiaries, including a contribution of approximately $1.9 billion to AIG Capital Corporation related to the transfer of investments in life settlements from AIG Property Casualty.

AIG Parent repaid $0.5 billion of its $1.1 billion outstanding loan from ILFC in the fourth quarter of 2013.

*     In January 2014, AIG reduced DIB debt by $2.2 billion through a redemption of $1.2 billion aggregate principal amount of its 4.250% Notes due 2014 and a repurchase of $1.0 billion of its 8.25% Notes due 2018 using cash and short term investments allocated to the DIB.

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Years Ended December 31, (in millions)	2013	2012	2011

Sources:
Net cash provided by (used in) operating activities – continuing operations	$5,865	$3,676	$(3,451)
Net cash provided by (used in) operating activities – discontinued operations	–	–	3,370
Net cash provided by changes in restricted cash(a)	1,244	414	27,244
Net cash provided by other investing activities	5,855	16,198	9,204
Changes in policyholder contract balances	–	–	4,333
Issuance of long-term debt	5,235	8,612	7,762
Proceeds from drawdown on the Department of Treasury Commitment	–	–	20,292
Issuance of Common Stock	–	–	5,055
Net cash provided by (used in) other financing activities	–	4,251	–

Total sources	18,199	33,151	73,809

Uses:
Change in policyholder contract balances	(547)	(690)	–
Repayments of long-term debt	(14,197)	(11,101)	(17,810)
Federal Reserve Bank of New York credit facility repayments	–	–	(14,622)
Repayment of Department of Treasury SPV Preferred Interests	–	(8,636)	(12,425)
Repayment of Federal Reserve Bank of New York SPV Preferred Interests	–	–	(26,432)
Purchases of AIG Common Stock	(597)	(13,000)	(70)
Net cash used in other financing activities(b)	(1,652)	–	(3,009)

Total uses	(16,993)	(33,427)	(74,368)

Effect of exchange rate changes on cash	(92)	16	29

Increase (decrease) in cash	$1,114	$(260)	$(530)

(a)  Includes return of cash from ALICO escrow arrangement.

(b)  Includes payment of two quarterly cash dividends.

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of AIG's Consolidated Statement of Cash Flows:

Years Ended December 31, (in millions)	2013	2012	2011

Summary:
Net cash provided by (used in) operating activities	$5,865	$3,676	$(81)
Net cash provided by investing activities	7,099	16,612	36,448
Net cash used in financing activities	(11,758)	(20,564)	(36,926)
Effect of exchange rate changes on cash	(92)	16	29

Increase (decrease) in cash	1,114	(260)	(530)
Cash at beginning of year	1,151	1,474	1,558
Change in cash of businesses held for sale	(24)	(63)	446

Cash at end of year	$2,241	$1,151	$1,474

Operating Cash Flow Activities

Interest payments totaled $3.9 billion in 2013 compared to $4.0 billion in 2012. Excluding interest payments, AIG generated positive operating cash flow of $9.7 billion and $7.7 billion in 2013 and 2012, respectively.

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Cash provided by AIG Property Casualty operating activities was $0.4 billion in 2013 compared to $1.1 billion in 2012, primarily reflecting the timing of the payments related to catastrophe losses.

Cash provided by AIG Life and Retirement operating activities was $4.3 billion in 2013 compared to $2.9 billion in 2012, primarily due to higher pre-tax operating income and the receipt of approximately $800 million of legal settlement proceeds in 2013.

Cash provided by operating activities of business held for sale was $2.9 billion for each of 2013 and 2012.

Net cash provided by operating activities improved in 2012 compared to 2011, principally due to cash paid for interest in 2011 by AIG Parent of $6.4 billion in accrued compounded interest and fees under the FRBNY Credit Facility, partially offset by a decline in cash provided by operating activities of foreign life subsidiaries of $3.4 billion due to the sale of those subsidiaries (AIA, ALICO, AIG Star, AIG Edison and Nan Shan Life Insurance Company, LTD. (Nan Shan)) in 2011.

Investing Cash Flow Activities

Net cash provided by investing activities for 2013 includes approximately $0.9 billion of cash collateral received in connection with the securities lending program launched during 2012 by AIG Life and Retirement.

Net cash provided by investing activities for 2012 includes:

•
payments received relating to the sale of the underlying assets held by ML II of approximately $1.6 billion;

•
payments of approximately $8.5 billion received in connection with the dispositions of ML III assets by the FRBNY;

•
gross proceeds of approximately $14.5 billion from the sale of AIA ordinary shares; and

•
approximately $2.1 billion of cash collateral received in connection with the securities lending program launched during 2012 by AIG Life and Retirement.

Net cash provided by investing activities for 2011 includes:

•
the utilization of $26.4 billion of restricted cash generated from the AIA initial public offering and ALICO sale in connection with the Recapitalization and $9.6 billion from the disposition of MetLife securities;

•
the sale of AIG Star, AIG Edison and Nan Shan in 2011 for total proceeds of $6.4 billion; and

•
net sales of short term investments and maturities of available for sale investments, primarily at AIG Property Casualty and AIG Life and Retirement, which were partially offset by purchases of available for sale investments.

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

Financing Cash Flow Activities

Net cash used in financing activities for 2013 includes:

•
approximately $294 million in the aggregate to pay dividends of $0.10 per share on AIG Common Stock in each of the third and fourth quarters of 2013;

•
approximately $597 million to repurchase approximately 12 million shares of AIG Common Stock; and

•
approximately $9.3 billion to repay long term debt; see Debt — Debt Maturities below.

•
approximately $4.9 billion in repayments of long term debt of business held-for-sale.

Net cash used in financing activities for 2012 includes:

•
$8.6 billion to pay down the Department of the Treasury's preferred interests (AIA SPV Preferred Interests) in the special purpose vehicle holding the AIA ordinary shares; and

•
total payments of approximately $13.0 billion for the purchase of shares of AIG Common Stock.

Net cash used in financing activities for 2011 primarily includes repayment of the FRBNY Credit Facility and the $12.4 billion partial repayment of the AIA SPV Preferred Interests and the ALICO SPV in connection with the Recapitalization and use of proceeds received from the sales of foreign life insurance entities in 2011.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of December 31, 2013, AIG Parent had approximately $17.6 billion in liquidity sources. AIG Parent's liquidity sources are held in the form of cash, short-term investments and publicly traded, intermediate-term investment grade rated fixed maturity securities. Fixed maturity securities consist of U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, and corporate and municipal bonds. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. During 2013, upon an assessment of its immediate and longer-term funding needs, AIG Parent purchased publicly traded, intermediate-term investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity. AIG Parent liquidity sources are monitored through the use of various internal liquidity risk measures. AIG Parent's primary sources of liquidity are dividends, distributions, loans, and other payments from subsidiaries, as well as credit and contingent liquidity facilities. AIG Parent's primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

AIG Parent has unconditional capital maintenance agreements (CMAs) in place with certain AIG Property Casualty, AIG Life and Retirement and Mortgage Guaranty subsidiaries to facilitate the transfer of capital and liquidity within AIG. On February 18, 2014, certain of these CMAs were recharacterized as capital support agreements as a result of our intention to manage capital flows between AIG Parent and its subsidiaries through internal, Board-approved policies and guidelines rather than CMAs. See AIG Property Casualty, AIG Life and Retirement and Other Operations — Mortgage Guaranty below for additional details regarding CMAs that we have entered into with our insurance subsidiaries. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries.

We believe that we have sufficient liquidity and capital resources to satisfy our reasonably foreseeable future requirements and meet our obligations to our creditors, debt-holders and insurance company subsidiaries. We expect to access the debt markets from time to time to meet funding requirements as needed.

We utilize our capital resources to support our businesses, with the majority of capital allocated to our core insurance operations. Should we have or generate more capital than is needed to support our business strategies (including organic growth or acquisition opportunities) or mitigate risks inherent to our business, we may develop plans to distribute such capital to shareholders via dividend or share repurchase authorizations or deploy such capital towards liability management.

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

In the normal course, it is expected that a portion of the capital generated by our core insurance operations through earnings or through the utilization of AIG's deferred tax assets may be available for distribution to shareholders. Additionally, it is expected that capital associated with businesses or investments that do not directly support our core insurance operations may be available for distribution to shareholders or deployment towards liability management upon their monetization.

In developing plans to distribute capital, AIG considers a number of factors, including, but not limited to: the capital resources available to support our core insurance operations and business strategies, AIG's funding capacity and capital resources in comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, as well as regulatory standards for capital and capital distributions.

The following table presents AIG Parent's liquidity sources:

(In millions)	As of December 31, 2013	As of December 31, 2012

Cash and short-term investments(a)(b)	$10,154	$12,586
Unencumbered fixed maturity securities(c)	2,968	–

Total AIG Parent liquidity	13,122	12,586

Available capacity under syndicated credit facility(d)	3,947	3,037
Available capacity under contingent liquidity facility(e)	500	500

Total AIG Parent liquidity sources	$17,569	$16,123

(a)  Cash and short-term investments include reverse repurchase agreements totaling $6.9 billion and $8.9 billion as of December 31, 2013 and 2012, respectively.

(b)  $5.9 billion and $4.6 billion of cash and short-term investments as of December 31, 2013 and 2012, respectively, are allocated toward future maturities of liabilities and contingent liquidity stress needs of DIB and GCM.

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
AIG Property Casualty

We expect that AIG Property Casualty subsidiaries will be able to continue to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations, portfolio interest, scheduled investment maturities and, to the extent necessary, monetization of invested assets. AIG Property Casualty's subsidiaries' liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities.

National Union Fire Insurance Company of Pittsburgh, Pa. (NUFI) is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh, AIG Specialty Insurance Company (ASI) is a member of the FHLB of Chicago and Lexington Insurance Company (Lexington) is a member of the FHLB of Boston. FHLB membership provides participants with access to various services, including access to low-cost advances through pledging of certain mortgage-backed securities, government and agency securities and other qualifying assets. These advances may be used to provide an additional source of liquidity for balance sheet management or contingency funding purposes. As of December 31, 2013, there were no FHLB advances outstanding for NUFI, CSI or Lexington.

AIG Property Casualty's subsidiaries may require additional funding to meet capital or liquidity needs under certain circumstances.

Large catastrophes may require AIG to provide additional support to our affected operations. Downgrades in AIG's credit ratings could put pressure on the insurer financial strength ratings of AIG's subsidiaries, which could result in non-renewals or cancellations by policyholders and adversely affect the subsidiary's ability to meet its own obligations. Increases in market interest rates may adversely affect the financial strength ratings of our subsidiaries, as rating agency capital models may reduce the amount of available capital relative to required capital. Other potential events that could cause a liquidity strain include an economic collapse of a nation or region significant to

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

our operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval.

AIG Parent and Ascot Corporate Name Limited (ACNL), an AIG Property Casualty subsidiary, are parties to a $625 million letter of credit facility. ACNL, as a member of the Lloyd's of London insurance syndicate (Lloyd's), is required to hold capital at Lloyd's, known as Funds at Lloyds (FAL). Under the facility, which supports the 2013, 2014 and 2015 years of account, the entire FAL requirement of $600 million, as of December 31, 2013, was satisfied with a letter of credit issued under the facility.

AIG Parent, AIG Property Casualty Inc. and certain AIG Property Casualty domestic insurance subsidiaries are parties to a consolidated CMA. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of these AIG Property Casualty insurance subsidiaries, measured as a group (the Fleet), at or above the specified minimum percentage of the Fleet's projected total authorized control level Risk-Based Capital (RBC). In addition, the CMA provided that if the total adjusted capital of the Fleet exceeds that same specified minimum percentage of the Fleet's total authorized control level RBC, subject to approval by their respective boards, and compliance with applicable insurance laws, the AIG Property Casualty insurance subsidiaries would declare and pay ordinary dividends to their respective equity holders up to an amount necessary to reduce the Fleet's projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage. On February 18, 2014, the CMA was recharacterized as a capital support agreement and amended to remove the exclusion of deferred tax assets from the calculation of total adjusted capital and remove the dividend requirement of the Fleet. The specified minimum percentage in the CMA was also reduced from 325 percent to 300 percent. AIG will continue to manage capital flows between AIG Parent and the AIG Property Casualty insurance subsidiaries through internal, Board-approved policies and guidelines.

AIG Property Casualty paid cash and non-cash dividends totaling $4.3 billion to AIG Parent in 2013, including $2.6 billion of cash dividends in the fourth quarter of 2013. For the years ended December 31, 2013 and 2012, AIG Parent received approximately $4.3 billion and $2.3 billion, respectively, in dividends from AIG Property Casualty Inc. that were made under the CMAs then in place, and AIG Parent was not required to make any capital contributions in either period pursuant to the CMAs then in place.

AIG Life and Retirement

We expect that AIG Life and Retirement subsidiaries will be able to continue to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. AIG Life and Retirement subsidiaries' liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities.

Certain AIG Life and Retirement insurance subsidiaries are members of the FHLBs in their respective districts. As of December 31, 2013, AIG Life and Retirement had outstanding borrowings of $50 million from the FHLBs. Borrowings from the FHLBs are used to supplement liquidity or for other general corporate purposes.

The need to fund product surrenders, withdrawals and maturities creates a potential liquidity requirement for AIG Life and Retirement's insurance subsidiaries. We believe that because of the size and liquidity of our investment portfolios, AIG Life and Retirement does not face a significant liquidity risk due to normal deviations from projected claim or surrender experience. Furthermore, AIG Life and Retirement's products contain certain features that mitigate surrender risk, including surrender charges. As part of its risk management framework, AIG Life and Retirement continues to evaluate and, where appropriate, pursue strategies and programs to improve its liquidity position and facilitate AIG Life and Retirement's ability to maintain a fully invested asset portfolio. AIG Life and Retirement also has developed a robust contingent liquidity plan to address any unforeseen liquidity needs.

AIG Life and Retirement executes programs, which began in 2012, that lend securities from its investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, AIG Life and Retirement insurance subsidiaries lend securities to financial institutions and receive collateral equal to 102 percent of the fair value of the loaned securities. Reinvestment of cash collateral received is restricted to liquid investments. Additionally, the aggregate amount of securities that an AIG Life and Retirement insurance company may lend under its program at any time is limited to five percent of its general account admitted assets. AIG Life and Retirement's liability to borrowers for collateral received was $4.0 billion as of December 31, 2013.

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

AIG Parent is party to CMAs with certain AIG Life and Retirement insurance subsidiaries. Among other things, the CMAs provide that AIG Parent will maintain the total adjusted capital of each of these AIG Life and Retirement insurance subsidiaries at or above a specified minimum percentage of the subsidiary's projected NAIC Company Action Level RBC. In addition, the CMAs provided that if the total adjusted capital of these AIG Life and Retirement insurance subsidiaries is in excess of that same specified minimum percentage of their respective total company action level RBC, subject to approval by their respective boards and compliance with applicable insurance laws, the subsidiaries would declare and pay ordinary dividends to their respective equity holders up to an amount necessary to reduce projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage. On February 18, 2014, the CMAs were recharacterized as capital support agreements and amended to remove the dividend requirement of the AIG Life and Retirement insurance subsidiaries. The specified minimum percentage in the CMAs remained at 385 percent, except for the CMA with AGC Life Insurance Company, where the specified minimum percentage remained at 250 percent. AIG will continue to manage capital between AIG Parent and these AIG Life and Retirement insurance subsidiaries through internal, Board-approved policies and guidelines.

In 2013, AIG Life and Retirement provided $4.4 billion of liquidity to AIG Parent in the form of cash dividends and loan repayments, including $1.3 billion of liquidity in the fourth quarter of 2013, which was funded by the payment of cash dividends from AIG Life and Retirement's insurance subsidiaries that were made under the CMAs. AIG Parent was not required to make any capital contributions to AIG Life and Retirement subsidiaries in either period under the CMAs then in place.

Other Operations

Mortgage Guaranty

We expect that Mortgage Guaranty subsidiaries will be able to continue to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. Mortgage Guaranty's liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade rated, fixed maturity securities. These securities could be monetized in the event liquidity levels are insufficient to meet obligations.

On July 1, 2013, AIG Parent entered into a CMA with a Mortgage Guaranty insurance subsidiary. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of this Mortgage Guaranty insurance subsidiary at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of this Mortgage Guaranty insurance subsidiary is in excess of that same specified minimum required capital, subject to board approval and compliance with applicable insurance laws, this Mortgage Guaranty insurance subsidiary would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital. As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. As of December 31, 2013, the minimum required capital is based on a risk-to-capital ratio of 21 to 1.

In 2013, Mortgage Guaranty paid $90 million of cash dividends to AIG Parent. No dividends were paid, and AIG Parent was not required to make any capital contributions, under the CMA in 2013.

Global Capital Markets

Derivative transactions between AIG and its subsidiaries and third parties are generally centralized through GCM, specifically AIG Markets. Commencing June 10, 2013, GCM was required to clear certain derivatives transactions through central regulated clearing organizations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). To the extent a derivatives transaction is subject to a clearing obligation, GCM is required to post collateral in amounts determined by the relevant clearing organization and GCM's clearing agreements with its futures commission merchants. To the extent a derivatives transaction is not subject to a clearing obligation, these derivative transactions are governed by bilateral master agreements, the form of which is published by the International Swaps and Derivatives Association, Inc. (ISDA). Many of these agreements, primarily between GCM and third party financial institutions, require collateral postings. Many of GCM's transactions with AIG and its

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

subsidiaries also include collateral posting requirements, the purpose of which are to provide collateral to GCM, which in turn is used to satisfy posting requirements with third parties, including the margin requirements of clearing organizations and futures commission merchants.

In addition, most of GCM's CDSs within AIGFP are subject to collateral posting provisions. The collateral posting provisions contained in the ISDA Master Agreements and related transaction documents with respect to CDSs differ among counterparties and asset classes. The amount of future collateral posting requirements for super senior CDSs is a function of our credit ratings, the rating of the relevant reference obligations and the market value of the relevant reference obligations, with market value being the most significant factor. We estimate the amount of potential future collateral postings associated with the super senior CDSs using various methodologies. The contingent liquidity requirements associated with such potential future collateral postings are incorporated into our liquidity planning assumptions.

As of December 31, 2013 and December 31, 2012, respectively, GCM had total assets of $7.7 billion and $8.0 billion and total liabilities of $3.1 billion and $4.9 billion. GCM's assets consist primarily of cash, short-term investments, other receivables, net of allowance, and unrealized gains on swaps, options and forwards. GCM's liabilities consist primarily of trade payables and unrealized losses on swaps, options and forwards. Collateral posted by GCM to third parties was $3.0 billion and $4.2 billion at December 31, 2013 and December 31, 2012, respectively. GCM obtained collateral from third parties totaling $572 million and $846 million at December 31, 2013 and December 31, 2012, respectively. The collateral amounts reflect counterparty netting adjustments available under ISDA Master Agreements and are inclusive of collateral that exceeded the fair value of derivatives as of the reporting date.

Direct Investment Book

The DIB portfolio is being wound down and is managed with the objective of ensuring that at all times it maintains the liquidity we believe is necessary to meet all of its liabilities as they come due, even under stress scenarios, and to maximize returns consistent with our risk management objectives. We are focused on meeting the DIB's liquidity needs, including the need for contingent liquidity arising from collateral posting for debt positions of the DIB, without relying on resources beyond the DIB. As part of this program management, we may from time to time access the capital markets, including issuing and repurchasing debt, and selling assets on an opportunistic basis, in each case subject to market conditions. If the DIB's risk target is breached, we expect to take appropriate actions to increase the DIB's liquidity sources or reduce liquidity requirements to maintain the risk target, although no assurance can be given that this can be achieved under then-prevailing market conditions. Any additional liquidity shortfalls would need to be funded by AIG Parent.

From time to time, we may utilize cash allocated to the DIB that is not required to meet the risk target for the DIB for general corporate purposes unrelated to the DIB.

The DIB's assets consist primarily of cash, short-term investments, fixed maturity securities issued by corporations, U.S. government and government sponsored entities and mortgage and asset backed securities. The DIB's liabilities consist primarily of notes and other borrowings supported by assets as well as other short-term financing obligations. As of December 31, 2013 and December 31, 2012, respectively, the DIB had total assets of $23.3 billion and $28.5 billion and total liabilities of $20.0 billion and $23.8 billion.

The overall hedging activity for the assets and liabilities of the DIB is executed by GCM, The value of hedges related to the non-derivative assets and liabilities of AIGFP in the DIB is included within the assets, liabilities and operating results of GCM and is not included within the DIB's assets, liabilities or operating results.

Collateral posted by operations included in the DIB to third parties was $4.2 billion at December 31, 2013 and $4.3 billion December 31, 2012. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

During 2013, the DIB funded maturities and repurchased debt in the open market in the amount of $2.5 billion. The repurchased debt resulted in a loss on extinguishment of debt of $15 million.

Credit Facilities

We maintain a committed revolving four-year syndicated credit facility (the Four-Year Facility) as a potential source of liquidity for general corporate purposes. The Four-Year Facility also provides for the issuance of letters of credit. We

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

currently expect to replace or extend the Four-Year Facility on or prior to its expiration in October 2016, although no assurance can be given that the Four-Year Facility will be replaced on favorable terms or at all.

The Four-Year Facility provides for $4.0 billion of unsecured revolving loans, which includes a $2.0 billion letter of credit sublimit. As of December 31, 2013, a total of approximately $3.9 billion remains available under the Four-Year Facility, of which approximately $1.9 billion remains available for letters of credit. During each of the third and fourth quarters of 2013, we reduced our utilization of letters of credit under the Four-Year Facility. Our ability to borrow under the Four-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Four-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Four-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Four-Year Facility would restrict our access to the Four-Year Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Four-Year Facility from time to time, and may use the proceeds for general corporate purposes.

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

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
December 31, 2013 (in millions)	Total Payments	2014	2015 – 2016	2017 – 2018	Thereafter

Insurance operations
Loss reserves	$85,102	$21,993	$24,355	$12,574	$26,180
Insurance and investment contract liabilities	227,715	13,332	28,594	25,245	160,544
Borrowings	1,991	7	46	8	1,930
Interest payments on borrowings	2,708	107	217	219	2,165
Operating leases	1,219	267	406	262	284
Other long-term obligations	32	4	15	7	6

Total	$318,767	$35,710	$53,633	$38,315	$191,109

Other and Held for Sale
Borrowings(a)	$59,214	$6,369	$12,663	$17,432	$22,750
Interest payments on borrowings	35,433	3,309	5,822	4,068	22,234
Operating leases	258	81	75	41	61
Aircraft purchase commitments	21,714	2,162	6,147	8,887	4,518
Other long-term obligations	259	74	52	10	123

Total	$116,878	$11,995	$24,759	$30,438	$49,686

Consolidated
Loss reserves	$85,102	$21,993	$24,355	$12,574	$26,180
Insurance and investment contract liabilities	227,715	13,332	28,594	25,245	160,544
Borrowings(a)	61,205	6,376	12,709	17,440	24,680
Interest payments on borrowings	38,141	3,416	6,039	4,287	24,399
Operating leases	1,477	348	481	303	345
Aircraft purchase commitments	21,714	2,162	6,147	8,887	4,518
Other long-term obligations(b)	291	78	67	17	129

Total(c)	$435,645	$47,705	$78,392	$68,753	$240,795

(a)  Includes $21.4 billion of borrowings related to ILFC, which is reported as held for sale.

(b)  Primarily includes contracts to purchase future services and other capital expenditures.

(c)  Does not reflect unrecognized tax benefits of $4.3 billion ($4.0 billion excluding ILFC), the timing of which is uncertain.

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

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

We have made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits. These assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on in-force policies. Due to the significance of the assumptions, the periodic amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and exceed the future policy benefits and policyholder contract deposits included in the Consolidated Balance Sheets.

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

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

		Amount of Commitment Expiring
December 31, 2013 (in millions)	Total Amounts Committed	2014	2015 – 2016	2017 – 2018	Thereafter

Insurance operations
Guarantees:
Standby letters of credit	$869	$8	$184	$600	$77
Guarantees of indebtedness	169	–	–	–	169
All other guarantees(a)	8	–	–	1	7
Commitments:
Investment commitments(b)	2,078	1,454	496	123	5
Commitments to extend credit	1,090	1,001	89	–	–
Letters of credit	6	6	–	–	–
Other commercial commitments	627	–	–	–	627

Total(c)	$4,847	$2,469	$769	$724	$885

Other and Held for Sale
Guarantees:
Liquidity facilities(d)	$101	$–	$–	$–	$101
Standby letters of credit	241	236	4	1	–
All other guarantees(a)	148	15	23	50	60
Commitments:
Investment commitments(b)	338	254	39	7	38
Commitments to extend credit	2	1	–	–	1
Letters of credit	24	24	–	–	–
Other commercial commitments(e)	4	5	–	–	(1)

Total(c)(f)	$858	$535	$66	$58	$199

Consolidated
Guarantees:
Liquidity facilities(d)	$101	$–	$–	$–	$101
Standby letters of credit	1,110	244	188	601	77
Guarantees of indebtedness	169	–	–	–	169
All other guarantees(a)	156	15	23	51	67
Commitments:
Investment commitments(b)	2,416	1,708	535	130	43
Commitments to extend credit	1,092	1,002	89	–	1
Letters of credit	30	30	–	–	–
Other commercial commitments(e)	631	5	–	–	626

Total(c)(f)	$5,705	$3,004	$835	$782	$1,084

(a)  Includes residual value guarantees associated with aircraft and AIG Life and Retirement construction guarantees connected to affordable housing investments. Excludes potential amounts for indemnification obligations included in asset sales agreements. See Note 15 to the Consolidated Financial Statements for further information on indemnification obligations.

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

(e)  Excludes commitments with respect to pension plans. The annual pension contribution for 2014 is expected to be approximately $177 million for U.S. and non-U.S. plans

(f)   Includes $333 million attributable to ILFC, which is reported as held for sale.

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

Arrangements with Variable Interest Entities

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business, and we consolidate a VIE when we are the primary beneficiary of the entity. For a further discussion of our involvement with VIEs, see Note 10 to the Consolidated Financial Statements.

Indemnification Agreements

We are subject to financial guarantees and indemnity arrangements in connection with our sales of businesses. These arrangements may be triggered by declines in asset values, specified business contingencies, the realization of contingent liabilities, litigation developments, or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to time limitations, defined by the contract or by operation of law, such as by prevailing statutes of limitation. Depending on the specific terms of the arrangements, the maximum potential obligation may or may not be subject to contractual limitations. For additional information regarding our indemnification agreements, see Note 15 to the Consolidated Financial Statements.

We have recorded liabilities for certain of these arrangements where it is possible to estimate them. These liabilities are not material in the aggregate. We are unable to develop a reasonable estimate of the maximum potential payout under some of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments under these arrangements.

Debt

The following table provides the rollforward of AIG's total debt outstanding:

Year Ended December 31, 2013 (in millions)	Balance at December 31, 2012	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance at December 31, 2013

Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$14,084	$2,024	$(2,148)	$83	$19		$14,062
Subordinated debt	250	–	–	–	–		250
Junior subordinated debt	9,416	–	(3,910)	21	6		5,533
Loans and mortgages payable	79	–	(78)	–	–		1
AIGLH notes and bonds payable	298	–	–	–	1		299
AIGLH junior subordinated debt(a)	1,339	–	(286)	–	1		1,054

Total AIG general borrowings	25,466	2,024	(6,422)	104	27		21,199

AIG/DIB borrowings supported by assets:(b)
MIP notes payable	9,296	–	(1,082)	(183)	(68)		7,963
Series AIGFP matched notes and bonds payable	3,544	–	(300)	–	(25)		3,219
GIAs, at fair value	6,501	528	(927)	–	(572	)(c)	5,530
Notes and bonds payable, at fair value	1,554	34	(613)	–	242	(c)	1,217

Total AIG/DIB borrowings supported by assets	20,895	562	(2,922)	(183)	(423)		17,929

Total debt issued or guaranteed by AIG	46,361	2,586	(9,344)	(79)	(396)		39,128

Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and mortgages payable	325	546	(207)	(26)	18		656

Debt of consolidated investments(d)	1,814	150	(126)	18	53		1,909

Total debt not guaranteed by AIG	2,139	696	(333)	(8)	71		2,565

Total debt(e)	$48,500	$3,282	$(9,677)	$(87)	$(325)		$41,693

(a)  On July 11, 2013, AIGLH junior subordinated debentures with the same terms as the trust preferred securities were distributed to holders of the trust preferred securities, and the trust preferred securities were cancelled.

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

(b)  AIG Parent guarantees all DIB debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent.

(c)  Primarily represents adjustments to the fair value of debt.

(d)  At December 31, 2013, includes debt of consolidated investments primarily held through AIG Global Real Estate Investment Corp., AIG Property Casualty U.S., AIG Credit Corp. and AIG Life and Retirement of $1.5 billion, $58 million, $111 million and $201 million, respectively.

(e)  Excludes $21.4 billion and $24.3 billion related to ILFC as it is classified as a held-for-sale business at December 31, 2013 and 2012, respectively.

The decrease in total debt outstanding as of December 31, 2013 compared to December 31, 2012 was primarily due to maturities and repayments of debt, including cash tender offers, redemptions and repurchases of certain debt securities discussed above.

Debt Maturities

The following table summarizes maturing debt at December 31, 2013 of AIG (excluding $1.9 billion of borrowings of consolidated investments) for the next four quarters:

(in millions)	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014	Total

AIG/DIB borrowings supported by assets(b)	$2,674	$506	$102	$41	$3,323
Other subsidiaries notes, bonds, loans and mortgages payable	1	–	6	–	7

Total(a)	$2,675	$506	$108	$41	$3,330

(a)  There is no debt related to AIG general borrowings set to mature in 2014. This debt will begin maturing in 2015.

(b)  In January 2014, AIG reduced DIB debt by $2.2 billion through a redemption of $1.2 billion aggregate principal amount of its 4.250% Notes due 2014 and a repurchase of $1.0 billion of its 8.25% Notes due 2018 using cash and short term investments allocated to the DIB.

See Note 14 to the Consolidated Financial Statements for additional details for debt outstanding.

Credit Ratings

Credit ratings estimate a company's ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of February 1, 2014. Figures in parentheses indicate the relative ranking of the ratings within the

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

agency's rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

	Short-Term Debt		Senior Long-Term Debt
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)

AIG	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 1 (4th of 9)	A- (3rd of 8)	BBB (4th of 9)
	Stable Outlook		Stable Outlook	Negative Outlook	Stable Outlook

AIG Financial Products Corp.(d)	P-2 Stable Outlook	A-2	Baa 1 Stable Outlook	A- Negative Outlook	–

AIG Funding, Inc.(d)	P-2	A-2	–	–	–
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

We are party to some agreements that contain "ratings triggers". Depending on the ratings maintained by one or more rating agencies, these triggers could result in (i) the termination or limitation of credit availability or a requirement for accelerated repayment, (ii) the termination of business contracts or (iii) a requirement to post collateral for the benefit of counterparties.

In the event of adverse actions on our long-term debt ratings by the major rating agencies, AIGFP and certain other GCM entities would be required to post additional collateral under some derivative transactions, or could experience termination of the transactions. Such transactions could adversely affect our business, our consolidated results of operations in a reporting period or our liquidity. In the event of a further downgrade of AIG's long-term senior debt ratings, AIGFP and certain other GCM entities would be required to post additional collateral, and certain of the counterparties of AIGFP or of certain other GCM entities would be permitted to terminate their contracts early.

The actual amount of collateral that we would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade.

For a discussion of the effects of downgrades in the financial strength ratings of our insurance companies or our credit ratings, see Note 11 to the Consolidated Financial Statements and Part I, Item 1A. Risk Factors — Liquidity, Capital and Credit.

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Item 1. Business — Regulation and Item 1A. Risk Factors — Regulation.

Dividends and Repurchases of AIG Common Stock

On August 1, 2013, our Board of Directors declared a cash dividend on AIG Common Stock of $0.10 per share, which was paid on September 26, 2013 to shareholders of record on September 12, 2013.

On October 31, 2013, our Board of Directors declared a cash dividend on AIG Common Stock of $0.10 per share, which was paid on December 19, 2013 to shareholders of record on December 5, 2013.

On February 13, 2014, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on March 25, 2014 to shareholders of record on March 11, 2014. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 16 to the Consolidated Financial Statements.

AIG 2013 Form 10-K

ITEM 7 / LIQUIDITY AND CAPITAL RESOURCES

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. As of December 31, 2013, we have repurchased approximately 12 million shares of AIG Common Stock for an aggregate purchase price of approximately $597 million pursuant to this authorization. On February 13, 2014, our Board of Directors authorized an increase to the August 1, 2013 repurchase authorization of AIG Common Stock by $1.0 billion, resulting in an aggregate remaining authorization of approximately $1.4 billion of AIG Common Stock, which may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The timing of such repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Dividend Restrictions

Dividend payments to AIG Parent by our insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to our domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. Foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends, and dividends from foreign subsidiaries may also have unfavorable income tax consequences. There are also various local restrictions limiting cash loans and advances to AIG Parent by our subsidiaries. See Note 19 to the Consolidated Financial Statements for additional discussion of restrictions on payments of dividends by AIG and its subsidiaries.

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

Investments Highlights in 2013

•
An increase in interest rates on investment grade fixed maturity securities, partially offset by narrowing spreads of high yield securities, resulted in net unrealized losses in the investment portfolio. Net unrealized gains in our available-for-sale portfolio declined to approximately $12 billion as of December 31, 2013 from approximately $25 billion as of December 31, 2012.

•
We continued to make investments in structured securities, other fixed maturity securities and mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•
Net investment income benefited from higher returns on alternative investments primarily due to strong equity market performance.

•
Blended investment yields on new AIG Life and Retirement and AIG Property Casualty investments were lower than blended rates on investments that were sold, matured or called.

•
Other-than-temporary-impairment charges on fixed maturity securities, equity securities, private equity funds and hedge funds remained at low levels, with a small portion of impairments attributable to structured securities.

•
Impairments on investments in life settlements increased in 2013 compared to 2012 as a result of updated longevity assumptions in the valuation tables used to estimate future expected cash flows.

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

Investment Strategies

Investment strategies are based on considerations that include the local market, general market conditions, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification.

•
While more of a focus is placed on asset-liability matching in AIG Life and Retirement, our fundamental strategy across all of our investment portfolios is to match the duration characteristics of the liabilities with assets of comparable duration, to the extent practicable.

•
Fixed maturity securities held by the domestic insurance companies included in AIG Property Casualty consist of a mix of tax-exempt municipal bonds and taxable instruments that meet our current risk-return, tax, liquidity, credit quality, and diversification objectives.

•
Outside of the U.S., fixed maturity securities held by AIG Property Casualty consist primarily of intermediate duration high-grade securities generally denominated in the currencies of the countries in which we operate.

•
AIG Parent's liquidity resources are held in the form of cash, short- term investments and publicly traded, intermediate duration investment grade rated fixed maturity securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and tenor. During 2013, upon an assessment of its immediate and longer-term funding needs, AIG Parent purchased publicly traded, intermediate term, investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity.

Credit Ratings

At December 31, 2013, approximately 89 percent of fixed maturity securities were held by our domestic entities. Approximately 17 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 16 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of our foreign entities' fixed maturity securities portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available for some foreign issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At December 31, 2013, approximately 15 percent of the foreign entities' fixed maturity securities were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 5 percent were rated below investment grade or not rated at that date. Approximately 45 percent of the foreign entities' fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

Composite AIG Credit Ratings

With respect to our fixed maturity investments, the credit ratings in the table below and in subsequent tables reflect: (a) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the rating assigned by the NAIC Securities Valuations Office (SVO) (over 99 percent of total fixed maturity investments), or (b) our equivalent internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The "Non-rated" category in those tables consists of fixed maturity securities spread among various asset classes and issuers that have not been rated to date by any of the major rating agencies, the NAIC or us.

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Rating:
Other fixed maturity securities
AAA	$17,437	$21,433	$5,510	$6,047	$22,947	$27,480
AA	39,478	44,224	261	636	39,739	44,860
A	56,838	62,824	445	588	57,283	63,412
BBB	75,668	78,554	478	468	76,146	79,022
Below investment grade	9,904	9,775	321	265	10,225	10,040
Non-rated	311	290	–	112	311	402

Total	$199,636	$217,100	$7,015	$8,116	$206,651	$225,216

Mortgage-backed, asset-backed and collateralized
AAA	$21,982	$21,151	$3,120	$2,843	$25,102	$23,994
AA	3,404	3,162	2,357	2,889	5,761	6,051
A	6,906	5,533	660	928	7,566	6,461
BBB	3,973	3,497	679	807	4,652	4,304
Below investment grade	22,333	19,390	8,683	8,957	31,016	28,347
Non-rated	40	126	109	44	149	170

Total	$58,638	$52,859	$15,608	$16,468	$74,246	$69,327

Total
AAA	$39,419	$42,584	$8,630	$8,890	$48,049	$51,474
AA	42,882	47,386	2,618	3,525	45,500	50,911
A	63,744	68,357	1,105	1,516	64,849	69,873
BBB	79,641	82,051	1,157	1,275	80,798	83,326
Below investment grade	32,237	29,165	9,004	9,222	41,241	38,387
Non-rated	351	416	109	156	460	572

Total	$258,274	$269,959	$22,623	$24,584	$280,897	$294,543

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

Investments by Segment

The following tables summarize the composition of AIG's investments by reportable segment:

	Reportable Segment
				Consolidation and Eliminations
(in millions)	AIG Property Casualty	AIG Life and Retirement	Other Operations		Total

December 31, 2013
Fixed maturity securities:
Bonds available for sale, at fair value	$96,972	$154,763	$10,974	$(4,435)	$258,274
Other bond securities, at fair value	1,995	2,406	18,558	(336)	22,623
Equity securities:
Common and preferred stock available for sale, at fair value	3,618	36	2	–	3,656
Other Common and preferred stock, at fair value	198	538	98	–	834
Mortgage and other loans receivable, net of allowance	4,217	19,078	852	(3,382)	20,765
Other invested assets	9,316	13,025	6,422	(104)	28,659
Short-term investments	5,236	6,462	11,036	(1,117)	21,617

Total investments*	121,552	196,308	47,942	(9,374)	356,428
Cash	1,501	547	193	–	2,241

Total invested assets	$123,053	$196,855	$48,135	$(9,374)	$358,669

December 31, 2012
Fixed maturity securities:
Bonds available for sale, at fair value	$104,766	$163,550	$6,860	$(5,217)	$269,959
Other bond securities, at fair value	1,597	1,856	21,362	(231)	24,584
Equity securities:
Common and preferred stock available for sale, at fair value	3,093	111	8	–	3,212
Other Common and preferred stock, at fair value	–	562	100	–	662
Mortgage and other loans receivable, net of allowance	4,478	18,755	2,024	(5,775)	19,482
Other invested assets	8,365	12,737	7,635	380	29,117
Short-term investments	7,858	7,392	14,509	(951)	28,808

Total investments*	130,157	204,963	52,498	(11,794)	375,824
Cash	649	297	205	–	1,151

Total invested assets	$130,806	$205,260	$52,703	$(11,794)	$376,975

*     At December 31, 2013, approximately 89 percent and 11 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 88 percent and 12 percent, respectively, at December 31, 2012.

AIG Property Casualty

For AIG Property Casualty, the duration of liabilities for long-tail casualty lines is greater than that for other lines. As opposed to the focus in AIG Life and Retirement, the focus is not on asset-liability matching, but on preservation of capital and growth of surplus.

Fixed maturity securities of AIG Property Casualty's domestic operations, with an average duration of 3.9 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns, as well as taxable municipal bonds, government and agency bonds, and corporate bonds. The majority of these high quality investments are rated A or higher based on composite ratings.

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

Fixed maturity securities held in AIG Property Casualty's foreign operations are of high quality being rated A or higher based on composite ratings, and are of short to intermediate duration, averaging 4.3 years.

While invested assets backing reserves are primarily invested in conventional fixed maturity securities in AIG Property Casualty's domestic operations, a modest portion of surplus is allocated to alternative investments, including private equity and hedge funds. These investments provide a combination of added diversification and attractive long-term returns.

AIG Life and Retirement

Our investment strategy is to maximize net investment income and portfolio value, subject to liquidity requirements, capital constraints, diversification requirements, asset-liability matching and available investment opportunities.

We use asset-liability management as a primary tool to monitor and manage risk in our businesses. Our objective is to maintain an investment portfolio with assets having weighted average durations that are matched to the duration and cash flow profile of our liabilities, to the extent practicable. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, certain portfolios are shorter in duration and others are longer in duration. An extended low interest rate environment may result in a lengthening of liability durations from initial estimates, primarily due to lower lapses.

AIG Life and Retirement monitors fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. AIG Life and Retirement frequently reviews its interest rate assumptions and actively manages the crediting rates used for its new and in force business. Business strategies continue to evolve to maintain profitability of the overall business in a historically low interest rate environment. The low interest rate environment makes it more difficult to profitably price attractive guaranteed return products and puts margin pressure on existing products, due to the challenge of investing recurring premiums and deposits and reinvesting investment portfolio cash flows in the low rate environment while maintaining satisfactory investment quality and liquidity. In addition, there is investment risk associated with future premium receipts from certain in-force business. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

A number of guaranteed benefits, such as living benefits and guaranteed minimum death benefits, are offered on certain variable and indexed annuity products. The fair value of these benefits is measured based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. We manage our exposure resulting from these long-term guarantees through reinsurance or capital market hedging instruments. We actively review underlying assumptions of policyholder behavior and persistency related to these guarantees. We have taken positions in certain derivative financial instruments to hedge the impact of changes in equity markets and interest rates on these benefit guarantees. We execute listed futures and options contracts on equity indexes to hedge certain guarantees of variable and indexed annuity products. We also enter into various types of futures and options contracts, primarily to hedge changes in value of certain guarantees of variable and indexed annuities due to fluctuations in interest rates. We use several instruments to hedge interest rate exposure, including listed futures on government securities, listed options on government securities and the purchase of government securities.

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

Fixed maturity securities of AIG Life and Retirement, with an average duration of 6.4 years, are comprised of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non-agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on our composite ratings.

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

(in millions)	Fair Value at December 31, 2013	Fair Value at December 31, 2012

Bonds available for sale:
U.S. government and government sponsored entities	$3,195	$3,483
Obligations of states, municipalities and political subdivisions	29,380	35,705
Non-U.S. governments	22,509	26,800
Corporate debt	144,552	151,112
Mortgage-backed, asset-backed and collateralized:
RMBS	36,148	34,392
CMBS	11,482	9,915
CDO/ABS	11,008	8,552

Total mortgage-backed, asset-backed and collateralized	58,638	52,859

Total bonds available for sale*	258,274	269,959

Equity securities available for sale:
Common stock	3,219	3,029
Preferred stock	27	78
Mutual funds	410	105

Total equity securities available for sale	3,656	3,212

Total	$261,930	$273,171

*     At December 31, 2013 and December 31, 2012, bonds available for sale held by us that were below investment grade or not rated totaled $32.6 billion and $29.6 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments and their agencies, financial institutions and local governments for our fixed maturity securities:

(in millions)	December 31, 2013	December 31, 2012

Japan	$6,350	$9,280
Canada	2,714	2,841
Germany	1,281	1,408
France	1,005	876
Netherlands	759	778
Norway	682	850
Mexico	622	655
South Korea	538	552
United Kingdom	510	742
Sweden	488	564
Other	7,562	8,256

Total	$22,511	$26,802

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

The following table presents the fair value of our aggregate United Kingdom and European credit exposures by major sector for our fixed maturity securities:

	December 31, 2013
(in millions)	Sovereign	Financial Institution	Non- Financial Corporates	Structured Products	Total	December 31, 2012 Total

Euro-Zone countries:
France	$1,005	$1,353	$2,688	$112	$5,158	$4,592
Germany	1,281	529	2,515	362	4,687	3,919
Netherlands	759	1,556	1,727	354	4,396	5,964
Spain	134	489	1,197	24	1,844	1,542
Italy	90	270	978	13	1,351	1,376
Belgium	150	25	667	–	842	469
Ireland	–	7	567	118	692	1,402
Finland	114	25	141	1	281	365
Austria	216	19	15	–	250	331
Luxembourg	–	–	182	24	206	410
Other Euro-Zone	629	76	194	3	902	1,051

Total Euro-Zone	$4,378	$4,349	$10,871	$1,011	$20,609	$21,421

Remainder of Europe
United Kingdom	$510	$3,442	$7,990	$4,877	$16,819	$16,720
Switzerland	74	1,219	1,605	–	2,898	1,554
Sweden	488	859	258	–	1,605	1,617
Other remainder of Europe	1,105	227	714	50	2,096	2,270

Total remainder of Europe	$2,177	$5,747	$10,567	$4,927	$23,418	$22,161

Total	$6,555	$10,096	$21,438	$5,938	$44,027	$43,582

Investments in Municipal Bonds

At December 31, 2013, the U.S. municipal bond portfolio of AIG Property Casualty was composed primarily of essential service revenue bonds and high quality tax-backed bonds with over 97 percent of the portfolio rated A or higher.

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

December 31, 2013 (in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value

State:
California	$649	$999	$2,647	$4,295
New York	27	774	3,392	4,193
Texas	226	2,081	1,797	4,104
Massachusetts	712	–	746	1,458
Washington	562	192	626	1,380
Illinois	151	540	686	1,377
Florida	287	9	834	1,130
Virginia	87	113	780	980
Georgia	434	155	365	954
Arizona	–	146	690	836
Maryland	404	76	158	638
Ohio	169	54	401	624
Wisconsin	288	29	294	611
All other states	1,344	888	4,568	6,800

Total(a)(b)	$5,340	$6,056	$17,984	$29,380

(a)  Excludes certain university and not- for- profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(b)  Includes $6.1 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

Industry Category (in millions)	Fair Value at December 31, 2013	Fair Value at December 31, 2012

Financial institutions:
Money Center /Global Bank Groups	$11,250	$12,300
Regional banks – other	594	885
Life insurance	3,918	4,180
Securities firms and other finance companies	458	636
Insurance non-life	4,899	5,429
Regional banks – North America	6,875	7,729
Other financial institutions	7,900	7,633
Utilities	22,645	24,993
Communications	10,590	11,744
Consumer noncyclical	17,420	17,307
Capital goods	9,082	9,697
Energy	12,072	11,275
Consumer cyclical	10,787	10,781
Basic	9,855	9,753
Other	16,207	16,770

Total*	$144,552	$151,112

*     At December 31, 2013 and December 31, 2012, approximately 93 percent and 94 percent of these investments were rated investment grade, respectively.

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

Investments in RMBS

The following table presents AIG's RMBS available for sale investments by year of vintage:

(in millions)	Fair Value at December 31, 2013	Fair Value at December 31, 2012

Total RMBS
2013	$2,371	$–
2012	2,375	1,630
2011	5,736	7,545
2010	1,843	2,951
2009	198	378
2008 and prior*	23,625	21,888

Total RMBS	$36,148	$34,392

Agency
2013	$2,259	$–
2012	2,164	1,395
2011	3,860	5,498
2010	1,797	2,812
2009	157	321
2008 and prior	1,979	3,548

Total Agency	$12,216	$13,574

Alt-A
2010	37	53
2008 and prior	10,894	7,871

Total Alt-A	$10,931	$7,924

Subprime
2008 and prior	$2,386	$2,151

Total Subprime	$2,386	$2,151

Prime non-agency
2013	$27	$–
2012	202	235
2011	1,876	2,047
2010	9	86
2009	41	58
2008 and prior	7,903	7,910

Total Prime non-agency	$10,058	$10,336

Total Other housing related	$557	$407

*     Commencing in the second quarter of 2011, we began purchasing certain RMBS that had experienced deterioration in credit quality since their origination. See Note 6 to the Consolidated Financial Statements, Investments — Purchased Credit Impaired (PCI) Securities, for additional discussion. Includes approximately $11.3 billion and $8.8 billion at December 31, 2013 and 2012, respectively, of these securities.

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

The following table presents our RMBS available for sale investments by credit rating:

(in millions)	Fair Value at December 31, 2013	Fair Value at December 31, 2012

Rating:
Total RMBS
AAA	$14,833	$16,048
AA	477	795
A	598	411
BBB	1,051	744
Below investment grade(a)	19,163	16,283
Non-rated	26	111

Total RMBS(b)	$36,148	$34,392

Agency RMBS
AAA	$12,210	$13,464
AA	6	110

Total Agency	$12,216	$13,574

Alt-A RMBS
AAA	$32	$57
AA	54	195
A	114	83
BBB	381	314
Below investment grade(a)	10,350	7,275

Total Alt-A	$10,931	$7,924

Subprime RMBS
AAA	$27	$38
AA	117	170
A	233	129
BBB	248	185
Below investment grade(a)	1,761	1,629

Total Subprime	$2,386	$2,151

Prime non-agency
AAA	$2,462	$2,487
AA	288	317
A	248	196
BBB	383	208
Below investment grade(a)	6,651	7,017
Non-rated	26	111

Total prime non-agency	$10,058	$10,336

Total Other housing related	$557	$407

(a)  Commencing in the second quarter of 2011, we began purchasing certain RMBS that had experienced deterioration in credit quality since their origination. See Note 6 to the Consolidated Financial Statements, Investments — Purchased Credit Impaired (PCI) Securities, for additional discussion.

(b)  The weighted average expected life was 7 years at December 31, 2013 and 6 years at December 31, 2012.

Our underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

Investments in CMBS

The following table presents our CMBS available for sale investments:

(in millions)	Fair Value at December 31, 2013	Fair Value at December 31, 2012

CMBS (traditional)	$9,794	$7,880
Agency	1,558	1,486
Other	130	549

Total*	$11,482	$9,915

*     The increase in value is primarily attributable to net purchases of approximately $3.0 billion of highly rated CMBS securities, partially offset by changes in net unrealized losses.

The following table presents the fair value of our CMBS holdings by rating agency designation and by vintage year:

(in millions)	AAA	AA	A	BBB	Below Investment Grade	Non-Rated	Total

December 31, 2013
Year:
2013	$2,490	$378	$79	$58	$–	$–	$3,005
2012	1,064	57	26	35	–	14	1,196
2011	1,112	19	36	20	–	–	1,187
2010	172	7	–	–	–	–	179
2009	5	–	–	–	–	–	5
2008 and prior	1,098	819	688	1,115	2,190	–	5,910

Total	$5,941	$1,280	$829	$1,228	$2,190	$14	$11,482

December 31, 2012
Year:
2012	$1,314	$46	$24	$28	$–	$15	$1,427
2011	1,220	81	24	22	–	–	1,347
2010	265	501	41	–	–	–	807
2009	44	–	–	–	–	–	44
2008 and prior	1,433	963	719	1,178	1,997	–	6,290

Total	$4,276	$1,591	$808	$1,228	$1,997	$15	$9,915

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

The following table presents our CMBS available for sale investments by geographic region:

(in millions)	Fair Value at December 31, 2013	Fair Value at December 31, 2012

Geographic region:
New York	$2,110	$1,833
California	1,187	923
Texas	718	574
Florida	501	395
New Jersey	436	267
Virginia	373	319
Illinois	317	288
Georgia	240	185
Pennsylvania	236	198
Massachusetts	224	183
North Carolina	204	145
Nevada	199	173
All Other*	4,737	4,432

Total	$11,482	$9,915

*     Includes Non-U.S. locations.

The following table presents our CMBS available for sale investments by industry:

(in millions)	Fair Value at December 31, 2013	Fair Value at December 31, 2012

Industry:
Office	$3,205	$2,696
Multi-family*	2,643	2,423
Retail	3,146	2,409
Lodging	1,023	1,215
Industrial	621	552
Other	844	620

Total	$11,482	$9,915

*     Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable throughout 2013. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

(in millions)	Fair value at December 31, 2013	Fair value at December 31, 2012

Collateral Type:
Bank loans (CLO)	$4,613	$2,579
Synthetic investment grade	–	25
Other	529	643
Subprime ABS	–	10

Total	$5,142	$3,257

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

The following table presents our CDO available for sale investments by credit rating:

(in millions)	Fair Value at December 31, 2013	Fair Value at December 31, 2012

Rating:
AAA	$594	$145
AA	1,374	543
A	2,158	1,303
BBB	499	524
Below investment grade	517	742

Total	$5,142	$3,257

Commercial Mortgage Loans

At December 31, 2013, we had direct commercial mortgage loan exposure of $16.2 billion. At that date, over 99 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retails	Industrials	Hotels	Others	Total

December 31, 2013
State:
California	142	$30	$804	$429	$515	$366	$697	$2,841	18%
New York	88	662	1,472	243	68	100	152	2,697	17
New Jersey	53	510	326	297	7	31	42	1,213	6
Florida	94	87	170	377	123	137	165	1,059	7
Texas	54	32	184	165	182	150	62	775	5
Connecticut	22	279	143	5	44	–	–	471	3
Pennsylvania	52	47	97	155	110	16	13	438	3
Ohio	44	145	33	188	61	–	3	430	3
Maryland	21	20	139	200	12	4	4	379	2
Massachusetts	17	–	178	158	–	–	34	370	2
Other states	345	666	1,203	1,158	416	525	490	4,458	27
Foreign	63	361	139	–	69	102	393	1,064	7

Total*	995	$2,839	$4,888	$3,375	$1,607	$1,431	$2,055	$16,195	100%

December 31, 2012
State:
California	153	$119	$942	$286	$640	$394	$652	$3,033	22%
New York	85	268	1,320	176	98	101	120	2,083	15
New Jersey	57	477	283	302	8	19	65	1,154	8
Florida	93	52	175	255	99	20	231	832	6
Texas	58	37	294	154	208	101	32	826	6
Pennsylvania	57	48	99	171	119	17	13	467	3
Ohio	54	167	40	98	64	38	10	417	3
Colorado	19	11	198	1	–	97	58	365	3
Maryland	21	22	145	170	13	4	4	358	3
Virginia	25	38	186	50	10	17	–	301	2
Other states	333	359	1,253	1,010	397	345	465	3,829	28
Foreign	61	1	–	–	–	–	122	123	1

Total*	1,016	$1,599	$4,935	$2,673	$1,656	$1,153	$1,772	$13,788	100%

*     Excludes portfolio valuation losses.

See Note 6 to the Consolidated Financial Statements for further discussion.

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

Impairments

The following table presents impairments by investment type:

Years Ended December 31, (in millions)	2013	2012	2011

Fixed maturity securities, available for sale	$173	$723	$1,009
Equity securities, available for sale	14	106	39
Private equity funds and hedge funds	140	338	232

Subtotal	327	1,167	1,280

Investments in life settlements	971	309	312
Aircraft trusts	–	–	168
Other investments	–	9	–
Real estate	19	7	30

Total	$1,317	$1,492	$1,790

Our investments in life settlements are monitored for impairment on a contract-by-contract basis quarterly. An investment in life settlements is considered impaired if the undiscounted cash flows resulting from the expected proceeds would not be sufficient to recover our estimated future carrying amount, which is the current carrying amount for the investment in life settlements plus anticipated undiscounted future premiums and other capitalizable future costs, if any. Impaired investments in life settlements are written down to their estimated fair value which is determined on a discounted cash flow basis, incorporating current market longevity assumptions and market yields.

In 2011, we revised the valuation table for estimating the future net cash flows from investments in life settlements. This resulted in an increase in the number of investments in life settlements identified as potentially impaired compared to previous analyses. Since that time, we have continued to monitor the longevity experience of the portfolio, new medical information as it becomes available regarding insureds, as well as U.S. industry experience studies that have become available for portfolios with similar insureds. The cumulative mortality experience through December 31, 2013, was sufficiently lower than the prior assumptions indicating that it was appropriate to revise our future mortality assumptions, despite the small number of lives in the portfolio.

Our new mortality assumptions are based on an industry table that was supplemented with proprietary data on the older age mortality of U.S. insured lives. In addition, mortality improvement factors were applied to our new assumptions based on our view of future mortality improvements likely to apply to the U.S. insured lives population. These mortality improvement assumptions were based on our analysis of various public industry sources and proprietary research conducted by our specialist advisors. Using these new mortality assumptions coupled with the adopted future mortality improvement rates, we revised our estimate of future net cash flows from the investments in life settlements. This resulted in a significant increase in the number of investments in life settlements identified as impaired as of December 31, 2013.

Additional impairments are expected to occur in the future due to the fact that continued payment of premiums required to maintain policies will cause the expected lifetime undiscounted cash flows for some policies to become negative in future reporting periods, even in the absence of future changes to the mortality assumptions. Impairments may also occur due to our future sale or lapse of select policies at a value that is below carrying value.

Other-Than-Temporary Impairments

To determine other-than-temporary impairments, we use fundamental credit analyses of individual securities without regard to rating agency ratings. Based on this analysis, we expect to receive cash flows sufficient to cover the amortized cost of all below investment grade securities for which credit impairments were not recognized.

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

The following tables present other-than-temporary impairment charges recorded in earnings on fixed maturity securities, equity securities, private equity funds and hedge funds.

Other-than-temporary impairment charges by reportable segment and impairment type:

	Reportable Segment
(in millions)	AIG Property Casualty	AIG Life and Retirement	Other Operations	Total

For the Year Ended December 31, 2013
Impairment Type:
Severity	$6	$–	$–	$6
Change in intent	2	44	2	48
Foreign currency declines	1	–	–	1
Issuer-specific credit events	43	222	–	265
Adverse projected cash flows	1	6	–	7

Total	$53	$272	$2	$327

For the Year Ended December 31, 2012
Impairment Type:
Severity	$35	$9	$–	$44
Change in intent	4	20	38	62
Foreign currency declines	8	–	–	8
Issuer-specific credit events	330	691	27	1,048
Adverse projected cash flows	1	4	–	5

Total	$378	$724	$65	$1,167

For the Year Ended December 31, 2011
Impairment Type:
Severity	$47	$4	$–	$51
Change in intent	1	11	–	12
Foreign currency declines	32	–	–	32
Issuer-specific credit events	193	943	29	1,165
Adverse projected cash flows	1	19	–	20

Total	$274	$977	$29	$1,280

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

Other-than-temporary impairment charges by investment type and impairment type:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

For the Year Ended December 31, 2013
Impairment Type:
Severity	$–	$–	$–	$–	$6	$6
Change in intent	1	–	–	46	1	48
Foreign currency declines	–	–	–	1	–	1
Issuer-specific credit events	36	5	50	27	147	265
Adverse projected cash flows	7	–	–	–	–	7

Total	$44	$5	$50	$74	$154	$327

For the Year Ended December 31, 2012
Impairment Type:
Severity	$–	$–	$–	$–	$44	$44
Change in intent	4	–	–	34	24	62
Foreign currency declines	–	–	–	8	–	8
Issuer-specific credit events	433	7	208	24	376	1,048
Adverse projected cash flows	5	–	–	–	–	5

Total	$442	$7	$208	$66	$444	$1,167

For the Year Ended December 31, 2011
Impairment Type:
Severity	$–	$–	$–	$–	$51	$51
Change in intent	–	–	–	7	5	12
Foreign currency declines	–	–	–	32	–	32
Issuer-specific credit events	769	20	150	11	215	1,165
Adverse projected cash flows	20	–	–	–	–	20

Total	$789	$20	$150	$50	$271	$1,280

*     Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

Other-than-temporary impairment charges by investment type and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

For the Year Ended December 31, 2013
Rating:
AAA	$1	$–	$–	$–	$–	$1
AA	2	–	–	–	–	2
A	1	–	–	–	–	1
BBB	1	–	–	44	–	45
Below investment grade	39	5	50	29	–	123
Non-rated	–	–	–	1	154	155

Total	$44	$5	$50	$74	$154	$327

For the Year Ended December 31, 2012
Rating:
AAA	$–	$–	$–	$2	$–	$2
AA	10	–	–	–	–	10
A	–	2	–	4	–	6
BBB	–	–	–	–	–	–
Below investment grade	432	5	208	26	–	671
Non-rated	–	–	–	34	444	478

Total	$442	$7	$208	$66	$444	$1,167

For the Year Ended December 31, 2011
Rating:
AAA	$3	$–	$–	$9	$–	$12
AA	24	–	–	10	–	34
A	7	–	–	15	–	22
BBB	6	5	–	1	–	12
Below investment grade	749	15	150	14	–	928
Non-rated	–	–	–	1	271	272

Total	$789	$20	$150	$50	$271	$1,280

*     Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the years ended December 31, 2013, 2012 and 2011 related to:

•
issuer-specific credit events;

•
securities for which we have changed our intent from hold to sell;

•
declines due to foreign exchange rates;

•
adverse changes in estimated cash flows on certain structured securities; and

•
securities that experienced severe market valuation declines;

In addition, impairments are also recorded on real estate and investments in life settlements.

There was no significant impact to our consolidated financial condition or results of operations from other-than-temporary impairment charges for any one single credit. Also, no individual other-than-temporary impairment charge exceeded 0.02 percent, 0.11 percent and 0.20 percent of total equity at December 31, 2013, 2012 or 2011, respectively.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $774 million in 2013,

AIG 2013 Form 10-K

ITEM 7 / INVESTMENTS

$915 million in 2012, and $542 million in 2011. For a discussion of AIG's other-than-temporary impairment accounting policy, see Note 6 to the Consolidated Financial Statements.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2013	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0 – 6 months	$25,831	$516	2,355	$6	$1	1	$–	$–	–	$25,837	$517	2,356
7 – 11 months	35,609	2,603	3,146	478	107	60	–	–	–	36,087	2,710	3,206
12 months or more	7,069	665	439	841	198	37	11	9	2	7,921	872	478

Total	$68,509	$3,784	5,940	$1,325	$306	98	$11	$9	2	$69,845	$4,099	6,040

Below investment grade bonds
0 – 6 months	$2,499	$52	744	$8	$2	3	$2	$2	2	$2,509	$56	749
7 – 11 months	3,339	155	484	106	29	7	1	1	2	3,446	185	493
12 months or more	2,332	200	303	297	88	58	31	20	9	2,660	308	370

Total	$8,170	$407	1,531	$411	$119	68	$34	$23	13	$8,615	$549	1,612

Total bonds
0 – 6 months	$28,330	$568	3,099	$14	$3	4	$2	$2	2	$28,346	$573	3,105
7 – 11 months	38,948	2,758	3,630	584	136	67	1	1	2	39,533	2,895	3,699
12 months or more	9,401	865	742	1,138	286	95	42	29	11	10,581	1,180	848

Total(e)	$76,679	$4,191	7,471	$1,736	$425	166	$45	$32	15	$78,460	$4,648	7,652

Equity securities
0 – 11 months	$477	$29	103	$32	$10	23	$–	$–	–	$509	$39	126

Total	$477	$29	103	$32	$10	23	$–	$–	–	$509	$39	126

(a)  Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)  Represents the percentage by which fair value is less than cost at December 31, 2013.

(c)  For bonds, represents amortized cost.

(d)  The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)  Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in 2013 were primarily attributable to decreases in the fair value of bonds available for sale. Net unrealized gains related to fixed maturity and equity securities decreased by $13.7 billion primarily due to the increase in U.S. Treasury rates, partially offset by the narrowing of credit spreads and the realization of approximately $2.5 billion in gains from sales of securities.

The change in net unrealized gains and losses on investments in 2012 were primarily attributable to the appreciation in the fair value of bonds available for sale due to continued improvements in financial market conditions and significant narrowing of credit spreads partially offset by higher U.S. Treasury rates.

See also Note 6 to the Consolidated Financial Statements for further discussion of our investment portfolio.

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

Enterprise Risk Management

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns. We consider risk management an integral part of managing our core businesses and a key element of our approach to corporate governance.

Overview

We have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of the firm's major risk positions. Within each business unit, senior leaders and executives approve risk-taking policies and targeted risk tolerance within the framework provided by ERM. ERM supports our businesses and management in the embedding of enterprise risk management in our key day-to-day business processes and in identifying, assessing, quantifying, managing and mitigating the risks taken by us and our businesses. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur.

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

Risk Governance Structure

Our risk governance structure fosters the development and maintenance of a risk and control culture that encompasses all significant risk categories. Accountability for the implementation and oversight of risk policies is aligned with individual corporate executives, with the risk committees receiving regular reports regarding compliance with each policy to support risk governance at our corporate level as well as in each business unit.

Our Board of Directors oversees the management of risk through its Finance and Risk Management Committee (FRMC) and Audit Committee. Those committees regularly interact with other committees of the Board. Our Chief Risk Officer (CRO) reports to both the FRMC and AIG's Chief Executive Officer (CEO).

The Group Risk Committee (the GRC) is the senior management group charged with assessing all significant risk issues on a global basis to protect our financial strength, optimize our intrinsic value, and protect our reputation among key stakeholders. The GRC is chaired by our CRO. Its membership includes our CEO, Chief Financial Officer (CFO), General Counsel, and 15 other executives from across our corporate functions and business units. Our CRO reports periodically on behalf of the GRC to both the FRMC and the Audit Committee of the Board.

Management committees that support the GRC are described below. These committees are comprised of senior executives and experienced business representatives from a range of functions and business units throughout AIG and its subsidiaries. These committees are charged with identifying, analyzing and reviewing specific risk matters within their respective mandates.

Financial Risk Group (FRG):    The FRG is responsible for the oversight of financial risks taken by AIG and its subsidiaries. Its mandate includes overseeing our aggregate credit, market, interest rate, liquidity and model risks, as well as asset-liability management, derivatives activity, and foreign exchange transactions. Membership of the FRG includes our EVP — Investments, Deputy AIG Chief Investment Officer, as well as our CFO, and other senior executives from Finance and ERM. Our CRO serves as Chair of the FRG.

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

Transaction Approval and Business Practices Committee (TABPC):    TABPC provides the primary corporate-level review function for all proposed transactions and business practices that are significant in size, complex in scope, or that present heightened legal, reputational, accounting or regulatory risks. Our Deputy General Counsel serves as TABPC Chair and additional members include our CRO and CFO, and other senior executives from Finance, Legal, Treasury, Investments and our business units.

Operational Risk Committee (ORC):    This committee oversees operational risk management activities across AIG's businesses, functions, and geographic locations. The ORC reviews the enterprise-wide identification, escalation and mitigation of operational risks that may arise from inadequate or failed internal processes, people, systems, or external events. The ORC also monitors current and emerging operational risks, as well as management actions taken to reduce risks to acceptable levels. The Committee approves the Operational Risk Management (ORM) Policy and ORM Framework, which includes the identification, assessment, monitoring and measurement of risks. The Committee ensures applicable governance structures are established to provide oversight of operational risk at each business unit and corporate function. The ORC also reviews aggregate firm-wide operational risk reports and provides a forum for senior management to assess our operational risk profile and to discuss operational risks that may affect our strategic objectives.

Our Chief Administrative Officer is Chair of the ORC and our Head of Operational Risk Management serves as ORC Secretary. Other ORC members include senior AIG executives with expertise in legal, compliance, technology, human resources, finance and operational risk, as well as business continuity management and the chief risk officers of our business units.

Business Unit Risk and Capital Committees:    Each of our major insurance businesses has established a risk and capital committee (BU RCC) that serves as the senior management committee responsible for risk oversight at the individual business unit level. The BU RCCs are responsible for the identification, assessment and monitoring of all sources of risk within their respective portfolios. Specific responsibilities include setting risk tolerances, approving capital management strategies (including asset allocation and risk financing), insurance portfolio optimization, risk management policies and providing oversight of economic capital models. In addition to its BU RCC, each major insurance business has established subordinate committees which identify, assess and monitor the specific operational, transactional and financial risks inherent in its respective business. Together, the BU RCCs and AIG Risk Committees described above provide comprehensive risk oversight throughout the organization.

Risk oversight activities also continue to be coordinated with ILFC, a held for sale operation, until the pending ILFC sale transaction is closed.

Risk Appetite, Identification, and Measurement

Risk Appetite Framework

Our Risk Appetite Framework integrates stakeholder interests, strategic business goals and available financial resources. We intend to balance these by taking measured risks that are expected to generate repeatable, sustainable earnings and produce long-term value for our shareholders. The framework includes a Statement of Risk Appetite approved by the Board of Directors or a committee thereof and a set of supporting tools, including risk tolerances, risk limits and policies, which we use to manage our risk profile and financial resources.

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

We articulate our aggregate risk-taking by setting risk tolerances on capital and liquidity measures. These measures are set at the AIG Parent, as well as the business unit, level and cover consolidated and insurance company capital and liquidity ratios. We must comply with standards for capital adequacy and maintain sufficient liquidity to meet all our obligations as they come due in accordance with our internal capital management and liquidity policies. The risk tolerances for our insurance operations inform the requirements for capital adequacy for individual businesses. Our risk tolerances take into consideration regulatory requirements, rating agency expectations, and business needs. The GRC routinely reviews the level of risk taken by the consolidated organization in relation to the established risk tolerances. A consolidated risk report is also presented to the FRMC by our CRO.

A key component of our Risk Appetite Framework is setting appropriate limits on the material risks that are core to our business. The monitoring and reporting of those risk limits serves as an early warning indicator to us and is designed to provide timely oversight and enforceability to meet both internal and external stakeholders' expectations. We also have instituted other control measures, including policies and related procedures, to govern business practices that may impact our risk profile.

Risk Identification and Measurement

One tool we use to inform our Risk Appetite Framework is risk identification. We conduct risk identification through a number of processes at the business unit and corporate level focused on capturing our material risks and key areas of focus for follow-up risk management actions. In 2013, we initiated a more formal and integrated bottom-up risk identification and assessment process down to the product-line level. These processes are used as a critical input to enhance and develop our analytics for measuring and assessing risks across the organization.

We employ various approaches to measure, monitor, and manage risk exposures, including the utilization of a variety of metrics and early warning indicators. We use a proprietary stress testing framework to measure our quantifiable risks. This framework is built on our existing ERM stress testing methodology for both insurance and non-insurance operations. The framework measures risk over multiple time horizons and under different levels of stress. We develop a range of stress scenarios based both on internal experience and regulatory guidance. The stress tests are intended to ensure that sufficient resources for our insurance company subsidiaries and the consolidated company are available under both idiosyncratic and systemic market stress conditions.

The stress testing framework assesses our aggregate exposure to our most significant financial and insurance risks, including the risk in each of our insurance company subsidiaries in relation to its statutory capital needs under stress, risks inherent in our non-insurance company subsidiaries, and risks to AIG consolidated capital. Using our stress testing methodology, we evaluate the capital and earnings impact of potential stresses in relation to the relevant capital constraint of each business operation. We use this information to determine the resources needed at the AIG Parent level to support our subsidiaries and capital resources required to maintain consolidated company target capitalization levels.

We evaluate and manage risk in material topics as shown below. These topics are discussed in more detail in the following pages:

• Credit Risk Management	• Liquidity Risk Management	• Insurance Operations Risks
• Market Risk Management	• Operational Risk Management	• Other Operations Risks

Credit Risk Management

Overview

Credit risk is defined as the risk that our customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also result from a downgrade of a counterparty's credit ratings or a widening of its credit spreads.

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

We devote considerable resources to managing our direct and indirect credit exposures. These exposures may arise from fixed income investments, equity securities, deposits, commercial paper investments, reverse repurchase agreements and repurchase agreements, corporate and consumer loans, leases, reinsurance recoverables, counterparty risk arising from derivatives activities, collateral extended to counterparties, insurance risk cessions to third parties, financial guarantees and letters of credit.

Governance

Our credit risks are managed at the corporate level within ERM. ERM is assisted by credit functions headed by highly experienced credit officers in the business units, whose primary role is to assure appropriate credit risk management in accordance with our credit policies and procedures and relative to our credit risk parameters. Our Chief Credit Officer (CCO) and credit executives are primarily responsible for the development and maintenance of these credit risk policies and procedures.

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

•
administering regular portfolio credit reviews of investment, derivative and credit risk-incurring business units and recommending corrective actions where required;

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

We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in some circumstances, we may require third-party guarantees, reinsurance or collateral, such as letters of credit and trust collateral accounts. We treat these guarantees, reinsurance recoverables, letters of credit and trust collateral accounts as credit exposure and include them in our risk concentration exposure data. We identify our aggregate credit exposures to our underlying counterparty risks and report them regularly to senior management for review.

See Investments — Available for Sale Investments herein for further information on our credit concentrations and credit exposures.

Market Risk Management

Market risk is defined as the potential loss arising from adverse fluctuations in equity and commodity prices, residential and commercial real estate values, interest rates, credit spreads, foreign currencies, inflation, and their levels of volatility.

We are exposed to market risks primarily within our insurance and capital markets businesses. The chief risk officer within each such business is responsible for properly identifying these risks, then ensuring that they are appropriately measured, monitored and managed in accordance with the written risk governance framework established by the Chief Market Risk Officer (CMRO).

Our market risk management framework focuses on quantifying the financial repercussions of changes in these broad market observables, distinct from the idiosyncratic risks associated with individual assets that are addressed through our credit risk management function.

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

Risk Identification

Market risk quantifies the adverse impact on us due to broad, systemic movements in one or more of the following market risk drivers:

Equity market prices.    We are exposed to equity market prices affecting a variety of instruments. These include direct investments in publicly-traded shares, investments in private equity, hedge funds and mutual funds, exchange-traded funds and other equity-linked capital market instruments as well as other equity-linked insurance products, including but not limited to equity-indexed annuities, variable annuities, universal life insurance, and variable universal life insurance.

Residential and commercial real estate values.    Our investment portfolios are exposed to the risk of changing values in a variety of residential and commercial real estate investments. Residential investments include residential mortgages, residential mortgage-backed securities and other structured securities with underlying assets that include residential mortgages: trusts that include real estate and/or mortgages (REITs), and mortgage insurance contracts. Commercial exposures include mortgage loans, commercial mortgage backed securities and other structured securities with underlying assets that include commercial mortgages: trusts, REITs, and other investments.

Interest rates.    Interest rate risk can arise from a mismatch in the interest rate exposure of assets versus liabilities. Low interest rates mean less investment income and potentially less attractive insurance products. Conversely, higher interest rates are typically beneficial for the opposite reasons. However, when rates rise quickly, there can be a temporary asymmetric GAAP accounting effect where the existing securities lose market value, which is reported in Other comprehensive income, and the offsetting decrease in the value of related liabilities may not be recognized.

Credit spread or risk premium.    Credit spreads measure an instrument's risk premium or yield relative to that of a comparable duration, default-free instrument. Much like higher interest rates, wider credit spreads mean more investment income in the long-term. In the short term, quickly rising spreads will cause a loss in the value of existing securities, which is reported in Other comprehensive income. A precipitous rise in credit spreads may also signal a fundamental weakness in the credit-worthiness of bond obligors, potentially resulting in default losses.

Foreign currency exchange rates.    We are a globally diversified enterprise with significant income, assets and liabilities denominated in, and significant capital deployed in, a variety of currencies.

Commodity Prices.    Changes in the value of commodities can affect the valuation of publicly-traded commodities, commodity indices and derivatives.

Inflation.    Changes in inflation can affect the valuation of fixed maturity securities, including AIG-issued debt obligations, linked to inflation index returns, derivatives on inflation indices, and insurance contracts where the claims are linked to inflation either explicitly, via indexing, or implicitly, through medical costs or wage levels in our primary casualty business.

Governance

Market risk is managed at the corporate level within ERM through the CMRO, which reports directly to the AIG CRO. The CMRO is supported by a dedicated team of professionals within ERM who work in partnership with the senior management of our finance, treasury and investment management corporate functions. The CMRO is primarily responsible for the development and maintenance of a risk management framework that includes the following key components:

•
written policies, standards and procedures that define the rules for our market risk-taking activities and provide clear guidance regarding their execution and management;

•
a limit framework that aligns with our Board-approved Risk Appetite Statement;

•
independent measurement, monitoring and reporting for line of business, business unit and enterprise-wide market risks; and

•
clearly defined authorities for all individuals and committee roles and responsibilities related to market risk management.

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

These components facilitate the CMRO's identification, measurement, monitoring, reporting and management of our market risks.

Risk Measurement

Our market risk measurement framework was developed with the main objective of communicating the range and scale of our market risk exposures. At the firm-wide level market risk is measured in a manner that is consistent with AIG's Risk Appetite Statement. This is designed to ensure that we remain within our stated risk tolerance levels and can determine how much additional market risk taking capacity we have available within our framework. At the market risk level, the framework measures our overall exposure to each systemic market risk change.

Our risk appetite is currently defined in terms of capital and liquidity levels under specified stress tests. In addition, we continue to develop economic, U.S. GAAP accounting and statutory capital-based risk measures at the market risk level, business-unit level and firm-wide levels. This process aims to ensure that we have a comprehensive view of the impact of our market risk exposures.

We use a number of approaches to measure our market risk exposure, including:

Sensitivity analysis. Sensitivity analysis measures the impact from a unit change in a market risk input. Examples of such sensitivities include a one basis point increase in yield on fixed maturity securities, a one basis point increase in credit spreads on fixed maturity securities, and a one percent increase in price on equity securities.

Scenario analysis. Scenario analysis uses historical, hypothetical, or forward-looking macroeconomic scenarios to assess and report exposures. Examples of hypothetical scenarios include a 100 basis point parallel shift in the yield curve or a 20 percent immediate and simultaneous decrease in world-wide equity markets.

Stress testing. Stress testing is a special form of scenario analysis in which the scenarios are designed to lead to a material adverse outcome. Examples of such scenarios include the stock market crash of October 1987 or the widening of yields or spread of RMBS or CMBS during 2008.

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Exposure				Effect
(dollars in millions)	December 31, 2013		December 31, 2012		December 31, 2013	December 31, 2012

Sensitivity factor					100 bps parallel increase in all yield curves

Interest rate sensitive assets	$282,878	(a)	$284,646	(a)(b)	$(15,004)	$(15,199)

Sensitivity factor					20% decline in stock prices and value of alternative investments
Equity and alternative investments exposure:
Hedge funds	9,900		7,767		(1,980)	(1,553)
Private equity	9,810		11,223		(1,962)	(2,245)
Investment real estate	3,113		3,195		(623)	(639)
PICC(c)	2,536		2,262		(507)	(452)
Common equity	1,927		1,526		(385)	(305)
Aircraft asset investments	763		984		(153)	(197)
Mutual funds	85		128		(17)	(26)
Other investments	872		963		(174)	(193)

Total equity and alternative investments exposure	$29,006		$28,048	(b)	$(5,801)	$(5,610)

Sensitivity factor					10% depreciation of all foreign currency exchange rates against the U.S. dollar

Foreign currency denominated net asset position(d)	$10,350		$9,106		$(1,035)	$(911)

(a)  In 2013, the analysis covers $283 billion of $306 billion interest-rate sensitive assets. Excluded are $6 billion in DIB assets, $5 billion of loans, and $4 billion of investments in life settlements. In addition, $8 billion of assets across various asset categories were excluded due to modeling and/or data limitations. In 2012, the analysis covers $285 billion of $319 billion interest-rate sensitive assets. Excluded are $15 billion in DIB assets, $5 billion of loans, and $4 billion of investments in life settlements. In addition, $10 billion of assets across various asset categories were excluded due to modeling and/or data limitations.

(b)  Prior period amounts have been revised to conform to the current period presentation.

(c)  Includes PICC Group and PICC P&C.

(d)  The majority of the foreign currency exposure is reported on a one quarter lag.

Exposures to yield curve movements include fixed maturity securities and loans and exclude consolidated separate account assets and short-term investments. Total interest-rate sensitive assets decreased 0.6 percent or approximately $1.8 billion compared to December 31, 2012, primarily due to a net decrease in fixed maturity securities of $1.0 billion, and a decrease in mortgage and other loans receivable of $0.8 billion.

Exposures to equity and alternative investment prices include investments in common stock, preferred stocks, mutual funds, hedge funds, private equity funds, commercial real estate and real estate funds and exclude consolidated separate account assets, consolidated partnerships and consolidated funds. Total exposure in these areas at December 31, 2013 increased 3.4 percent, or approximately $958 million, compared to exposure at December 31, 2012, primarily due to an increase of $2.1 billion related to hedge fund investments and an increase in common equity securities of $401 million. These increases were partially offset by a decrease in private equity investments of $1.4 billion and a decrease in aircraft asset investments of $221 million.

Foreign currency-denominated net asset position reflects our consolidated non-U.S. dollar assets less our consolidated non-U.S dollar liabilities on a U.S. GAAP basis. We use a bottom-up approach in managing our foreign

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

currency exchange rate exposures with the objective of protecting statutory capital at the regulated insurance entity level. We manage cash flow risk on our foreign currency-denominated debt issued by AIG Parent, and use a variety of techniques to mitigate this risk, including but not limited to the execution of cross-currency swaps and the issuance of new foreign currency-denominated debt to replace equivalent maturing debt. At the AIG Parent level, we monitor our foreign currency exposures against single currency and aggregate currency portfolio limits. As a matter of general practice, we do not typically hedge our foreign currency exposures to net investments in subsidiaries. However, we may utilize either cross-currency swaps or our foreign currency- denominated debt as a net investment hedge of our capital in subsidiaries.

At December 31, 2013, our five largest foreign currency net asset positions were denominated in British pounds, Canadian dollars, Euro, Hong Kong dollars and Japanese yen. Foreign currency-denominated net asset position at December 31, 2013 increased 13.7 percent, or $1.2 billion, compared to December 31, 2012. This was primarily due to an increase in our Hong Kong dollar position of $523 million and $337 million resulting from AIG Life and Retirement's and AIG Property Casualty's investments in PICC Group and PICC P&C, respectively; an increase in our British pound position of $730 million as a result of AIG Parent repurchasing outstanding British pound-denominated debt; an increase in our Japanese yen position of $513 million resulting from AIG Property Casualty Japan's operations and unrealized appreciation of investments; and an increase in our Israeli shekel position of $128 million resulting from the increase in our ownership of AIG Israel Insurance Company Limited. These increases were partially offset by a decrease in our British pound position of $400 million resulting from AI Overseas Association (AIOA) IBNR reserves adjustments; a decrease in our Canadian dollar position of $389 million, primarily from the operations of AIG Insurance Company of Canada; and a decrease of $225 million, resulting from the weakening of other currencies against the U.S. dollar.

For illustrative purposes, we modeled our sensitivities based on a 100 basis point increase in yield curves, a 20 percent decline in equities and alternative assets, and a 10 percent depreciation of all foreign currency exchange rates against the U.S. dollar. This should not be taken as a prediction, but only as a demonstration of the potential effects of such events.

The sensitivity factors utilized for 2013 and presented above were selected based on historical data from 1993 to 2013, as follows (see the table below):

•
a 100 basis point parallel shift in the yield curve is consistent with a one standard deviation movement of the benchmark ten-year treasury yield;

•
a 20 percent drop for equity and alternative investments is broadly consistent with a one standard deviation movement in the S&P 500; and

•
a 10 percent depreciation of foreign currency exchange rates is consistent with a one standard deviation movement in the U.S. dollar (USD)/Great Britain pound (GBP) exchange rate.

	Period	Standard Deviation	Suggested 2013 Scenario	2013 Scenario as a Multiple of Standard Deviation	2013 Change/ Return	2013 as a Multiple of Standard Deviation	Original 2012 Scenario (based on Standard Deviation for 1992-2012 Period)

10-Year Treasury	1993 – 2013	0.01	0.01	0.96	0.01	1.21	0.01
S&P 500	1993 – 2013	0.19	0.20	1.04	0.30	1.53	0.20
USD/GBP	1993 – 2013	0.09	0.10	1.07	0.02	0.20	0.10

Risk Monitoring and Limits

To control our exposure to market risk, we rely on a three-tiered system of limits that the CMRO closely monitors and reports to our CRO, senior management and risk committees.

Our CRO and CMRO establish market risk limits that are consistent with our Risk Appetite Statement and approved by each of the FRG and the GRC. These limits are tiered to accommodate product line, business unit and enterprise-wide needs and risk profiles. Consolidated company-level limits define our aggregate maximum exposure for the various market risk factors. Business unit limits are designed to control specific, material market risk activities on a more granular level and additional limits are allocated into individual regions, lines of business and portfolios to address idiosyncratic risks not captured by the higher-level limits, as well as to address the requirements of

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

regulators and rating agencies. All limits are reviewed by the FRG and GRC on a periodic basis and revisions, if applicable, are proposed by our CRO and the CMRO for approval by those committees.

The individual product lines and business units are initially responsible for complying with all market risk limits. The ERM teams and chief risk officers within each business unit monitor such compliance and coordinate with the CMRO to provide regular, timely reporting to our senior management and risk committees. Limit breaches are required to be reported in a timely manner and are documented and escalated in accordance with their level of severity or materiality. Responsibility for addressing and/or remediating any breach rests with individual or individuals within the specific unit that experienced the breach, who must report regularly on their progress to the ERM market risk team.

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

The principal objective of our liquidity risk framework is to protect our liquidity position and identify a diversity of funding sources available to meet actual and contingent liabilities during both normal and stress periods. This framework is guided by the liquidity risk tolerance. AIG Parent liquidity risk tolerance levels are established for base and stress scenarios over a time horizon covering a period greater than one year. We maintain a liquidity buffer designed to ensure that funding needs are met under varying market conditions. If we project that we will breach the tolerance, we will assess and determine appropriate liquidity management actions. However, the market conditions in effect at that time may not permit us to achieve an increase in liquidity sources or a reduction in liquidity requirements.

We strive to manage our liquidity prudently at a legal entity level across AIG Parent and the operating companies. Key components of the framework include effective corporate governance and policy, maintaining diversified sources of liquidity, contingency funding plans, and regular review of liquidity metrics in both normal and stress conditions. We view each component of the framework together to achieve our goal of sound liquidity risk management.

Operational Risk Management

Operational risk is defined as the risk of loss, or other adverse consequences, resulting from inadequate or failed internal processes, people, systems, or from external events. Operational risk includes legal risk, but excludes business and strategy risks.

Operational risk is inherent in each of our business units and corporate functions. Operational risks may lead to the following impacts: unintended economic losses or gains, reputational harm due to negative publicity, censure from supervisory agencies, operational and business disruptions, and/or damage to customer relationships.

Our ORM function, which supports our ORC, has the responsibility to provide an aggregate view of our operational risk profile. Our ORM function oversees the Operational Risk policy and framework, which includes risk identification, assessment, monitoring and measurement.

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

Each business unit is primarily responsible for managing its operational risks and implementing the components of the operational risk management program. In addition, certain corporate control functions have been assigned accountability for enterprise-wide risk management for their respective areas. These control functions include: Sarbanes-Oxley (SOX), Business Continuity Management (BCM), Information Technology Security Risk, Compliance, Model Validation and Vendor Management. Senior business operational risk executives report to their respective business unit CRO and to the Head of our ORM. This reporting structure is designed to enable close alignment with the businesses while ensuring consistent implementation of operational risk management practices.

A strong operational risk management program facilitates the identification and mitigation of operational risk issues. To accomplish this, our operational risk management program is designed to:

•
pro-actively address potential operational risk issues;

•
create transparency throughout the organization; and

•
assign clear ownership and accountability for addressing identified operational risk issues.

As part of the ORM framework, we deploy an integrated risk assessment approach which includes top-down risk assessments to identify our most significant operational risks, a Risk and Control Self Assessment (RCSA) process to identify key operational risks conducted at the business units and corporate functions and the identification of emerging risks through our Vulnerability Identification (VID) process which considers risks that have not yet fully manifested but could become significant over time. Corrective action plans are developed to address identified issues. Businesses are accountable for tracking and remediating these issues.

Operational risk management reporting to senior management and operational risk governance committees provides awareness of operational risk exposures, identifies key risks and facilitates management decision making. Reporting includes operational risk mitigation and monitoring, RCSA results and the status of issue resolution to senior management.

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

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

Our major categories of insurance risks are:

•
Property and Casualty (AIG Property Casualty) — risks covered include property, casualty, fidelity/surety, accident and health, aviation and management liability. We manage risks in the general insurance segment through aggregations and limitations of concentrations at multiple levels: policy, line of business, geography, industry and legal entity.

•
Life Insurance & Retirement Services (AIG Life and Retirement) — risks include mortality and morbidity in the insurance-oriented products and insufficient cash flows to cover contract liabilities in the retirement savings-oriented products. We manage risks through product design, sound medical underwriting, and external traditional reinsurance programs.

•
Mortgage Guaranty (United Guaranty Corporation) — We manage risks in the mortgage insurance business through geographic location of the insured properties, the relative economic conditions in the local housing markets, credit attributes of the borrowers, and the loan amount relative to the value of the respective collateral.

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

We manage insurance risks through risk review and selection processes, exposure limitations, exclusions, deductibles, self-insured retentions, coverage limits, attachment points, and reinsurance. This management is supported by sound underwriting practices, pricing procedures and the use of actuarial analysis to help determine overall adequacy of provisions for insurance. Underwriting practices and pricing procedures incorporate historical experience, current regulation and judicial decisions as well as proposed or anticipated regulatory changes.

For AIG Property Casualty, insurance risks primarily emanate from the following:

•
Unpaid Loss and Loss Expense Reserves — The potential inadequacy of the liabilities we establish for unpaid losses and loss expenses is a key risk faced by AIG Property Casualty. There is significant uncertainty in factors that may drive the ultimate development of losses compared to our estimates of losses and loss expenses. We manage this uncertainty through internal controls and oversight of the loss reserve setting process, as well as reviews by external experts. See Item 1. Business — A review of Liability for unpaid claims and claims adjustment expense herein for further details.

•
Underwriting — The potential inadequacy of premiums charged for future risk periods on risks underwritten in our portfolios can impact AIG Property Casualty's ability to achieve an underwriting profit. We develop pricing based on our estimates of losses and expenses, but factors such as market pressures and the inherent uncertainty and complexity in estimating losses may result in premiums that are inadequate to generate underwriting profit.

•
Catastrophe Exposure — Our business is exposed to various catastrophic events in which multiple losses can occur and affect multiple lines of business in any calendar year. Natural disasters, such as hurricanes, earthquakes and other catastrophes, have the potential to adversely affect our operating results. Other risks, such as man-made catastrophes or pandemic disease, could also adversely affect our business and operating results to the extent they are covered by our insurance products. Concentration of exposure in certain industries or geographies may cause us to suffer disproportionate losses.

•
Reinsurance — Since we use reinsurance to limit our losses, we are exposed to risks associated with reinsurance including the unrecoverability of expected payments from reinsurers either due to an inability or unwillingness to pay, contracts that do not respond properly to the event, or that actual reinsurance coverage is different than anticipated.

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

Natural Catastrophe Risk

We manage catastrophe exposure with multiple approaches such as setting risk limits based on aggregate Probable Maximum Loss (PML) modeling, monitoring overall exposures and risk accumulations, and purchasing catastrophe reinsurance through both traditional reinsurance markets and capital markets in addition to other reinsurance protections.

We use third-party catastrophe risk models and other tools to evaluate and simulate frequency and severity of catastrophic events and associated losses to our portfolios of exposures. We apply a proprietary multi-model approach to account for relative strengths and weaknesses of vendor models, and make adjustments to modeled losses to account for loss adjustment expenses, model biases, data quality and non-modeled risks.

In addition, we perform post-catastrophe event studies to identify model weaknesses, underwriting gaps and lessons, and improvement opportunities. Lessons learned from post-catastrophe event studies are incorporated into the modeling and underwriting process of risk pricing and selection. The majority of policies exposed to catastrophic risks are one-year contracts which allow us to adjust our underwriting guidelines and exposures accumulation in a relatively short period.

We recognize that climate change has implications for insurance industry exposure to natural catastrophe risk. With multiple levels of risk management processes in place, we actively analyze the latest climate science and policy to anticipate potential changes to our risk profile, pricing models and strategic planning. For example, we continually consider changes in climate and weather patterns as an integral part of the underwriting process. In addition, we are committed to providing innovative insurance products and services to help our clients be proactive against the threat of climate change, including expanding natural disaster resilience, promoting adaptation, and reducing greenhouse gas emissions. Our internal product development, underwriting, modeling, and sustainability practices will continue to adapt to and evolve with the developing risk exposures attributed to climate change.

Our natural catastrophe exposure is primarily driven by the U.S. and Japan, though our overall exposure is diversified across multiple countries. For example, we have exposures to additional perils such as European windstorms and flood. Within the U.S., we have significant hurricane exposure in Florida, the Gulf of Mexico and the Northeast U.S. and mid-Atlantic regions. Events impacting the Northeast U.S. and the mid-Atlantic may result in a higher share of industry losses than other regions primarily due to our relative share of exposure in those regions. Within the U.S., we have significant earthquake exposure in California and the Pacific Northwest and New Madrid regions. Earthquakes impacting the Pacific Northwest region may result in a higher share of industry losses than other regions primarily due to our relative share of exposure in that region.

The estimates below are the Occurrence Exceedance Probability (OEP) losses, which reflect losses that may occur in any single year due to the defined peril. The 1-in-100 and 1-in-250 PMLs are the probable maximum losses from a single natural catastrophe event with probability of 1 percent and 0.4 percent, respectively.

The following table presents an overview of modeled losses (OEP) for top perils and countries.

At December 31, 2013 (in millions)	Gross	Net of 2014 Reinsurance	Net of 2014 Reinsurance, After Tax	Percent of Total Shareholder Equity

Exposures:
U.S. Hurricane (1-in-100)(a)	$4,729	$2,661	$1,730	1.7%
U.S. Earthquake (1-in-250)(b)	7,480	3,599	2,339	2.3
Japanese Wind (1-in-100)	1,293	708	460	0.5
Japanese Earthquake (1-in-250)(c)	$942	$710	$462	0.5%

(a)  The U.S. hurricane amount includes losses to property from hurricane hazards of wind and storm surge.

(b)  U.S. earthquake loss estimates represent exposure to Property, Workers' Compensation (U.S.) and A&H business lines.

(c)  Japan Earthquake represents exposure to property and A&H business lines.

The OEP estimates provided above reflect our in-force portfolios at September 30, 2013, for U.S. exposures, and at June 30, 2013 for Japan exposures. The catastrophe reinsurance program is as of January 1, 2014.

AIG Property Casualty natural catastrophe modeled losses relative to an industry benchmark over different return periods are presented in the chart below. AIG Property Casualty natural catastrophe net modeled losses across all

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

perils worldwide are higher than the industry benchmark in the case of more likely events, and lower in the case of tail events.

AIG Property Casualty Natural Catastrophe exposure vs. Industry benchmark*, worldwide net aggregate exceedance probability as a percentage of AIG Property Casualty statutory surplus:

*     Benchmark referenced is from the Moody's P&C rating Methodology Update, May 2013.

AIG Property Casualty utilizes industry-recognized catastrophe models and applies its proprietary modeling processes and assumptions to arrive at loss estimates. The use of different methodologies and assumptions could materially change the projected losses. Since there is no industry standard for assumptions and preparation of insured data for use in models, modeled losses may not be comparable to estimates made by other companies.

Also, the modeled results are based on the assumption that all reinsurers fulfill their obligations to us under the terms of the reinsurance arrangements. However, reinsurance recoverable may not be fully collectible. In particular, the use of catastrophe bonds may not provide commensurate levels of protection compared to traditional reinsurance transactions. Some catastrophe bond transactions may be based on an industry loss index rather than on actual losses incurred by us, which would result in residual risk. Therefore, these estimates are inherently uncertain and may not accurately reflect our exposure to these events.

Our 2014 catastrophe reinsurance program includes coverage for natural catastrophes and some coverage for terrorism events. It consists of a large North American occurrence cover (without reinstatement) to protect against a large U.S. loss, and a worldwide aggregate cover to protect against multiple smaller losses. The attachment point for this reinsurance program is at $3 billion.

Actual results in any period are likely to vary, perhaps materially, from the modeled scenarios. The occurrence of one or more severe events could have a material adverse effect on our financial condition, results of operations and liquidity. See also Item 1A. Risk Factors — Reserves and Exposures for additional information.

Terrorism Risk

We actively monitor terrorism risk and manage exposures to losses from terrorist attacks. We have set risk limits based on modeled losses from certain terrorism attack scenarios. Terrorism risks are modeled using third-party vendor models and various terrorism attack models and scenarios. Adjustments are made to account for vendor model gaps and the nature of AIG Property Casualty exposures. Examples of modeled scenarios are conventional bombs of different sizes, anthrax attacks and nuclear attacks.

Our largest terrorism exposures are in New York City, and estimated losses are largely driven by the Property and Workers' Compensation lines of business. At our largest exposure location, modeled losses for a five-ton bomb attack net of the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA) and reinsurance recoveries are estimated to be $3.3 billion as of September 30, 2013. We also have smaller terrorism exposure in Canadian cities and in London.

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

We also have exposure to terrorist attacks due to coverage at airport locations for airline hull, airline and airport property. The exposure is expected to be less than the exposure in New York City to losses from a conventional five-ton bomb attack.

Our exposure to terrorism risk is mitigated by TRIPRA in addition to limited private reinsurance protections. TRIPRA covers terrorist attacks in the United States only and excludes certain lines of business as specified by applicable law. TRIPRA covers 85 percent of insured losses above a deductible. The current estimate of our deductible is about $2.8 billion for 2013. TRIPRA is set to expire on December 31, 2014. We are closely monitoring the legislative developments related to TRIPRA renewal or expiration, and developing appropriate business strategies for potential legislation outcomes, including non-renewal of TRIPRA.

We offer terrorism coverage in many other countries through various insurance products and participate in country terrorism pools when applicable. International terrorism exposure is estimated using scenario-based modeling and exposure concentration is monitored routinely. Targeted reinsurance purchases are made for some lines of business to cover potential losses due to terrorist attacks.

Reinsurance Recoverable

AIG's reinsurance recoverable assets are comprised of:

•
Paid losses recoverable — balances due from reinsurers for losses and loss expenses paid by our subsidiaries and billed, but not yet collected.

•
Ceded loss reserves — ultimate ceded reserves for losses and loss expenses, including reserves for claims reported but not yet paid and estimates for IBNR.

•
Ceded reserves for unearned premiums.

At December 31, 2013, total reinsurance recoverable assets were $23.8 billion. These assets include general reinsurance paid losses recoverable of $1.3 billion, ceded loss reserves of $17.3 billion including reserves for IBNR, and ceded reserves for unearned premiums of $3.4 billion, as well as life reinsurance recoverables of $1.8 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years. These methods are continually reviewed and updated by management. Any adjustments are reflected in income. We believe that the amount recorded for ceded loss reserves at December 31, 2013 reflect a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ, perhaps materially, from the reserves currently ceded.

The Reinsurance Credit Department (RCD) conducts periodic detailed assessments of the financial strength and condition of current and potential reinsurers, both foreign and domestic. The RCD monitors both the financial condition of reinsurers as well as the total reinsurance recoverable ceded to reinsurers, and set limits with regard to the amount and type or exposure we are willing to take with reinsurers. As part of these assessments, we attempt to identify whether a reinsurer is appropriately licensed, assess its financial capacity and liquidity; and evaluate the local economic and financial environment in which a foreign reinsurer operates. The RCD reviews the nature of the risks ceded and the need for measures, including collateral to mitigate credit risk. For example, in our treaty reinsurance contracts, we frequently include provisions that require a reinsurer to post collateral or use other measures to reduce exposure when a referenced event occurs. Furthermore, we limit our unsecured exposure to reinsurers through the use of credit triggers such as insurer financial strength rating downgrades, declines in regulatory capital, or specified declines in risk-based capital (RBC) ratios. We also set maximum limits for reinsurance recoverable exposure, which in some cases is the recoverable amount plus an estimate of the maximum potential exposure from unexpected events for a reinsurer. In addition, credit executives within ERM review reinsurer exposures and credit limits and approve reinsurer credit limits above specified levels. Finally, even where we conclude that uncollateralized credit risk is acceptable, we require collateral from active reinsurance counterparties where it is necessary for our subsidiaries to recognize the reinsurance recoverable assets for statutory accounting purposes. At December 31, 2013, we held $7.5 billion of collateral, in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit, in support of reinsurance recoverable assets from unaffiliated reinsurers. We believe that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is our business substantially dependent upon any single reinsurance contract.

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

The following table presents information for each reinsurer representing in excess of five percent of our total reinsurance recoverable assets:

At December 31, 2013 (in millions)	S&P Rating(a)	A.M. Best Rating(a)	Gross Reinsurance Assets		Percent of Reinsurance Assets(b)	Collateral Held(c)	Uncollateralized Reinsurance Assets

Reinsurer:
Berkshire Hathaway Group of Companies	AA+	A++	$2,015	(d)	8.5%	$1,383	$632
Munich Reinsurance Group of Companies	AA-	A+	$1,474		6.2%	$598	$876
Swiss Reinsurance Group of Companies	AA-	A+	$1,454		6.1%	$467	$987

(a)     The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of February 11, 2014.

(b)     Total reinsurance assets include both AIG Property Casualty and AIG Life and Retirement reinsurance recoverable.

(c)     Excludes collateral held in excess of applicable treaty balances.

(d)     Includes $1.6 billion recoverable under the 2011 retroactive reinsurance transaction pursuant to which a large portion of AIG Property Casualty's net domestic asbestos liabilities were transferred to NICO. Does not include reinsurance assets ceded to other reinsurers for which NICO has assumed the collection risk. See Liability for Unpaid Claims and Claim Adjustment Expense — Transfer of Domestic Asbestos Liabilities.

At December 31, 2013, we had no significant general reinsurance recoverable due from any individual reinsurer that was financially troubled. Reinsurance underwriting profits in 2013 generally have increased reinsurer capital levels and therefore the industry's underwriting capacity. This increased capacity has resulted in increased competition and lower rates for 2014 renewals. Reduced profitability associated with lower rates could potentially result in reduced capacity or rating downgrades for some reinsurers. The RCD, in conjunction with the credit executives within ERM, reviews these developments, monitors compliance with credit triggers that may require the reinsurer to post collateral, and seeks to use other appropriate means to mitigate any material risks arising from these developments.

See Item 7. MD&A — Critical Accounting Estimates — Reinsurance Assets for further discussion of reinsurance recoverable.

AIG Life and Retirement Key Insurance Risks

For AIG Life and Retirement, the primary risks are the following:

•
Mortality risk — represents the risk of loss arising from actual mortality rates being higher than expected mortality rates. This risk could arise from pandemics or other events, including longer-term societal changes that cause higher than expected mortality. This risk exists in a number of our product lines but is most significant for our life insurance products.

•
Longevity risk — represents the risk of a change in value of a policy arising from actual mortality rates being lower than the expected mortality rates. This risk could arise from longer-term societal health changes as well as other factors. This risk exists in a number of our product lines but is most significant for our retirement, institutional and annuity products.

•
Client behavioral risk including surrender/lapse risk — there are many assumptions made when products are sold including how long the contracts will persist. Actual experience can vary significantly from these assumptions. This risk is impacted by a number of factors including changes in market conditions and policyholder preferences. This risk exists in the majority of our product lines.

•
Interest rate risk — represents the potential for loss due to a change in interest rates. Interest rate risk is measured with respect to assets, liabilities (both insurance-related and financial), and derivatives. This risk manifests itself when interest rates move significantly in a short period of time (interest rate shock) but can also manifest itself over a longer period of time such as a persistent low interest rate environment.

•
Equity risk — represents the potential for loss due to changes in equity prices. It affects equity-linked insurance products, including but not limited to equity-indexed annuities, variable annuities (and associated guaranteed living and death benefits), universal life insurance, and variable universal life insurance. It also affects our equity

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

  investments and equity-related investments. In addition, changes in the volatility of equity prices can affect the valuation of those insurance products that are accounted for in a manner similar to equity derivatives.

AIG Life and Retirement manages these risks through product design, experience monitoring, pricing actions, risk limitations, reinsurance and active monitoring and management of the relationships between assets and liabilities, including hedging. The emergence of significant adverse experience would require an adjustment to DAC and benefit reserves which could have a material adverse effect on our consolidated results of operations for a particular period. For a further discussion of this risk, see Item 1A. Risk Factors — Business and Operations.

Mortgage Guaranty Key Insurance Risks

For UGC, risks emanate primarily from the following:

•
Mortgage Underwriting risk — represents the potential exposure to loss due to borrower default on a first-lien residential mortgage; the primary drivers of this risk are home price depreciation, changes in the unemployment rate, changes in mortgage rates, and a borrower's willingness to pay.

•
Pricing risk — represents the potential exposure to loss if actual policy experience emerges adversely in comparison to the assumptions made in product pricing. This may be related to adverse economic conditions, prepayment of policies, investment results, and expenses.

UGC manages the quality of the loans it insures through use of a proprietary risk quality index. UGC uses this index to determine an insurability threshold as well as to manage the risk distribution of its new business. Along with traditional mortgage underwriting variables, UGC's risk-based pricing model uses rating factors such as geography and the historical quality of a lender's origination process to establish premium rates.

UGC's risk appetite framework establishes various concentration limits on the business UGC insures (for example, geography), and defines underwriting characteristics for which UGC will not insure loans.

Other Operations Risks

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

GCM Derivative Transactions

A counterparty may default on any obligation to us, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has a positive fair value to AIG. The maximum potential exposure will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions. To help manage this risk, GCM's credit department operates within the guidelines set by the credit function within ERM. Transactions that fall outside these pre-established guidelines require the specific approval of ERM. It is also AIG's policy to record credit valuation adjustments for potential counterparty default when necessary.

In addition, GCM utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives, margin agreements and subordination to reduce the credit risk relating to its outstanding financial derivative transactions. GCM requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction's size and maturity. Furthermore, GCM enters into certain agreements that have the benefit of set-off and close-out netting provisions; such as ISDA Master Agreements, repurchase agreements and securities lending agreements. These provisions provide that, in the case of an early termination of a transaction, GCM can set off its receivables from a counterparty against its payables to the same counterparty arising out of all covered transactions. As a result, where a legally

AIG 2013 Form 10-K

ITEM 7 / ENTERPRISE RISK MANAGEMENT

enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated fair values.

The fair value of GCM's interest rate, currency, credit, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts reported in Derivative assets, at fair value, was approximately $1.4 billion at December 31, 2013 and $3.2 billion at December 31, 2012. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

GCM evaluates the counterparty credit quality by reference to ratings from rating agencies or, where such ratings are not available, by internal analysis consistent with the risk rating policies of ERM. In addition, GCM's credit approval process involves pre-set counterparty and country credit exposure limits subject to approval by ERM and, for particularly credit-intensive transactions, requires approval from ERM.

The following table presents the fair value of GCM's derivatives portfolios by counterparty credit rating:

At December 31, (in millions)	2013	2012

Rating:
AAA	$129	$145
AA	156	168
A	291	745
BBB	687	1,907
Below investment grade	114	199

Total	$1,377	$3,164

See Critical Accounting Estimates below and Note 11 to the Consolidated Financial Statements for additional discussion related to derivative transactions.

Aircraft Leasing

Risks inherent in ILFC's business, which are managed at the business unit level, include the following:

•
that there will be no market for the aircraft acquired;

•
that aircraft cannot be placed with lessees;

•
non-performance by lessees;

•
that aircraft and related assets cannot be disposed of at the time and in a manner desired;

•
losses on sales or impairment charges and fair value adjustments on older aircraft; and

•
an inability of ILFC to access the capital markets to finance operations and meet contractual obligations due to prevailing economic and market conditions.

ILFC uses security deposit requirements, repossession rights and overhaul requirements, while also closely monitoring industry conditions, to manage the risk of nonperformance by its lessees. At December 31, 2013, more than 93 percent of ILFC's lease revenue came from non-U.S. carriers, and its fleet continues to be in high demand from such carriers. Quarterly, ILFC's management evaluates the need to perform a recoverability assessment of aircraft in its fleet, including events and circumstances that may cause impairment of aircraft values, and performs this assessment at least annually for all aircraft in its fleet. Management evaluates aircraft in the fleet as necessary based on these events and circumstances. As new and more fuel-efficient aircraft enter the marketplace and negatively affect the demand for older aircraft, lease rates on older aircraft may deteriorate and ILFC may incur additional losses on sales or record impairment charges and fair value adjustments.

Corporate & Other

The major risk for investments in life settlements is longevity risk, which represents the risk of a change in the carrying value of the contracts arising from actual mortality rates being lower than the expected mortality rates. This risk could arise from longer term societal health changes as well as other factors.

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment.

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

•
liability for unpaid claims and claims adjustment expense;

•
reinsurance assets;

•
valuation of future policy benefit liabilities and timing and extent of loss recognition;

•
valuation of liabilities for guaranteed benefit features of variable annuity products:

•
estimated gross profits to value deferred acquisition costs for investment-oriented products;

•
impairment charges, including other-than-temporary impairments on available for sale securities, impairments on investments in life settlements and goodwill impairment;

•
liability for legal contingencies; and

•
fair value measurements of certain financial assets and liabilities.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

The major assumptions used to establish each critical accounting estimate are discussed below.

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

On December 9, 2012, AIG Parent, AIG Capital Corporation (Seller), a wholly-owned direct subsidiary of AIG Parent and the sole shareholder of ILFC, and Jumbo Acquisition Limited (Jumbo) entered into a definitive agreement (the Jumbo Share Purchase Agreement) for the sale of 80.1 percent of the common stock of ILFC for approximately $4.2 billion in cash (the ILFC Transaction). Jumbo was granted an option to purchase an additional 9.9 percent of the common stock of ILFC for $522.5 million (the Option). We determined ILFC met the criteria for held for sale and discontinued operations accounting at December 31, 2012 and, consequently, we recorded a $4.4 billion after-tax loss for the year ended December 31, 2012. As of December 15, 2013, the closing of the ILFC Transaction had not occurred and on December 16, 2013, AIG Parent and Seller terminated the amended Jumbo Share Purchase Agreement.

On December 16, 2013, AIG Parent and Seller entered into a definitive agreement with AerCap Holdings N.V. (AerCap) and AerCap Ireland Limited for the sale of 100 percent of the common stock of ILFC (the AerCap Agreement) for consideration consisting of $3.0 billion of cash and approximately 97.6 million newly issued AerCap

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

common shares. The consideration has a value of approximately $5.4 billion based on AerCap's pre-announcement closing price per share of $24.93 on December 13, 2013. Upon closing of the transaction, AIG will record the 97.6 million AerCap shares received at their then fair value and adjust the final gain (loss) on sale. The transaction is subject to required regulatory approvals, including all applicable U.S. and foreign regulatory reviews and approvals, as well as other customary closing conditions. The AerCap Transaction was approved by AerCap shareholders on February 13, 2014. We determined ILFC met the criteria for held-for-sale accounting at December 31, 2013. Because we expect to hold approximately 46 percent of the common stock of AerCap upon closing of the transaction, however, ILFC does not qualify for discontinued operations presentation in the Consolidated Statements of Income. Consequently, ILFC's operating results are presented in continuing operations for all periods presented.

Income Taxes

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

We consider a number of factors to reliably estimate future taxable income, so we can determine the extent of our ability to realize net operating losses (NOLs), foreign tax credits (FTCs), capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and AIG-specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. We also apply stresses to our assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. Our income forecasts, coupled with our tax planning strategies and stress scenarios, all resulted in sufficient taxable income to achieve realization of the tax attributes (other than capital loss carryforwards) prior to their expiration.

See Note 23 to the Consolidated Financial Statements for a discussion of our framework for assessing the recoverability of our deferred tax asset.

U.S. Income Taxes on Earnings of Certain Foreign Subsidiaries

The U.S. federal income tax laws applicable to determining the amount of income taxes related to differences between the book carrying values and tax bases of subsidiaries are complex. Determining the amount also requires significant judgment and reliance on reasonable assumptions and estimates.

Insurance Liabilities

Liability for Unpaid Claims and Claims Adjustment Expense (AIG Property Casualty and Mortgage Guaranty)

The estimate of the Liability for unpaid claims and claims adjustment expense consists of several key judgments:

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

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

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

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

For longer-tail classes of business, we generally make actuarial assumptions with respect to the following:

•
Loss cost trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratios for prior accident years.

•
Expected loss ratios for the latest accident year (i.e., accident year 2013 for the year-end 2013 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

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

We continue to consult with third party environmental litigation and engineering specialists, third party toxic tort claims professionals, third party clinical and public health specialists, third party workers' compensation claims adjusters and third party actuarial advisors to help inform our judgments. In 2013, the third party actuarial reviews covered the majority of net reserves held for our Commercial long-tail classes of business, and run-off portfolios reported in Other.

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

In determining the actual carried reserves, we consider both the internal actuarial central estimate and numerous other internal and external factors, including:

•
an assessment of economic conditions;

•
changes in the legal, regulatory, judicial and social environment including changes in road safety, public health and cleanup standards;

•
changes in medical cost trends (inflation, intensity and utilization of medical services) and wage inflation trends;

•
underlying policy pricing, terms and conditions including attachment points and policy limits;

•
claims handling processes and enhancements;

•
third-party claims reviews that are periodically performed for key classes of claims such as toxic tort, environmental and other complex casualty claims and

•
third-party actuarial reviews that are periodically performed for key classes of business.

Loss reserve development can also be affected by commutations of assumed and ceded reinsurance agreements.

Actuarial and Other Methods for Major Classes of Business

In testing the reserves for each class of business, our actuaries determine the most appropriate actuarial methods. This determination is based on a variety of factors including the nature of the claims associated with the class of business, such as the frequency or severity of the claims. Other factors considered include the loss development characteristics associated with the claims, the volume of claim data available for the applicable class, and the applicability of various actuarial methods to the class. In addition to determining the actuarial methods, the actuaries determine the appropriate loss reserve groupings of data. For example, we write many unique subclasses of professional liability. For pricing or other purposes, it is appropriate to evaluate the profitability of each subclass individually. However, for purposes of estimating the loss reserves for many classes of business, we believe it is appropriate to combine the subclasses into larger groups to produce a greater degree of credibility in the claims experience. This determination of data segmentation and actuarial methods is carefully considered for each class of business. The segmentation and actuarial methods chosen are those which together are expected to produce the most robust estimate of the loss reserves.

The actuarial methods we use for most long-tail casualty classes of business include loss development methods, expected loss ratio methods, including "Bornhuetter Ferguson" methods described below, and frequency/severity models. Loss development methods utilize the actual loss development patterns from prior accident years to project the reported losses to an ultimate basis for subsequent accident years. Loss development methods generally are most appropriate for classes of business which exhibit a stable pattern of loss development from one accident year to the next, and for which the components of the classes have similar development characteristics. For example, property exposures would generally not be combined into the same class as casualty exposures, and primary casualty exposures would generally not be combined into the same class as excess casualty exposures. In 2013, we continued to refine our loss reserving techniques for the domestic primary casualty classes of business and adopted further segmentations based on our analysis of the differing emerging loss patterns for certain classes of insureds. We generally use expected loss ratio methods in cases where the reported loss data lacks sufficient credibility to utilize loss development methods, such as for new classes of business or for long-tail classes at early stages of loss development. Frequency/severity models may be used where sufficient frequency counts are available to apply such approaches.

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

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

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

Structural drivers analytics seek to explain the underlying drivers of frequency/severity. A structural drivers analysis of frequency/severity is particularly useful for understanding the key drivers of uncertainty in the ultimate loss cost. For example, for the excess workers' compensation class of business, we have attempted to corroborate our judgment by considering the impact on severity of the future propensity for deterioration of an injured worker's medical condition, the impact of price inflation on the various categories of medical expense and cost of living adjustments on indemnity benefits, the impact of injured worker mortality and claim specific settlement and loss mitigation strategies, etc., using the following:

•
Claim by claim reviews to determine the stability and likelihood of settling an injured worker's indemnity and medical benefits — the claim file review was facilitated by third party specialists experienced in workers' compensation claims;

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

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

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

•
The effects of various runoff claims management strategies that have been developed by AIG's run-off unit.

Overall, our loss reserve reviews for long-tail classes typically utilize a combination of both loss development and expected loss ratio methods, supplemented by structural drivers analysis of frequency/severity where available. Loss development methods are generally given more weight for accident years and classes of business where the loss experience is highly credible. Expected loss ratio methods are given more weight where the reported loss experience is less credible, or is driven more by large losses. Expected loss ratio methods require sufficient information to determine the appropriate expected loss ratio. This information generally includes the actual loss ratios for prior accident years, and rate changes as well as underwriting or other changes which would affect the loss ratio. Further, an estimate of the loss cost trend or loss ratio trend is required to allow for the effect of inflation and other factors which may increase or otherwise change the loss costs from one accident year to the next.

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

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

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

During 2013, we also completed a third party review of certain insureds exposed to a specific class of toxic tort claims. That review considered the prior claims history for each insured account, AIG's exposed limits and the insured's role with the specific toxicant reviewed as well as a legal analysis of the exposures presented by these claims.

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

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
These classes of business reflect claims made coverage, and losses are characterized by low frequency and high severity. Expected loss ratio methods are given more weight in the two most recent accident years, whereas loss development methods are given more weight in more mature accident years. For the year-end 2013 loss reserve review, claims projections for accident years 2012 and prior were used.

Workers' Compensation

We generally use a combination of loss development methods and expected loss ratio methods for workers' compensation. We segment the data by state and industry class to the extent that meaningful differences are determined to exist.
Expected loss ratio methods generally are given significant weight only in the most recent accident year. Workers' compensation claims are generally characterized by high frequency, low severity, and relatively consistent loss development from one accident year to the next. We historically have been a leading writer of workers' compensation, and thus have sufficient volume of claims experience to use development methods. We generally segregate California business from other business in evaluating workers' compensation reserves. In 2012, we segmented out New York from the other states to reflect its different development pattern and changing percentage of the mix by state. We also revised our assumptions to reflect changes in our claims management activities. Certain classes of workers' compensation, such as construction, are also evaluated separately. Additionally, we write a number of very large accounts which include workers' compensation coverage. These accounts are generally individually priced by our actuaries, and to the extent appropriate, the indicated losses based on the pricing analysis may be used to record the initial estimated loss reserves for these accounts.

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

Class of Business or Category and Actuarial Method	Application of Actuarial Method
Excess Workers' Compensation

We historically have used a combination of loss development methods and expected loss ratio methods for excess workers' compensation. For the year-end 2013 loss reserve review, our actuaries supplemented the methods used historically by applying a structural drivers approach to inform their judgment of the ultimate loss costs for open reported claims from accident years 2003 and prior and used the refined analysis to help inform their judgment of the ultimate loss cost for claims that have not yet been reported using a frequency/severity approach for these accident years.
Excess workers' compensation is an extremely long-tail class of business, with loss emergence extending for decades. The class is highly sensitive to small changes in assumptions — in the rate of medical inflation or the longevity of injured workers, for example — which can have a significant effect on the ultimate reserve estimate. Claims estimates for this line also are highly sensitive to:

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

Expected loss ratio methods are given the greater weight for the more recent accident years. For the year-end 2013 loss reserve review, the structural drivers approach which was applied to open reported claims from accident years 2003 and prior, was deemed to be most suitable for informing our judgment of the ultimate loss cost for injured workers whose medical conditions had largely stabilized (i.e., at least 9 to 10 years have elapsed since the date of injury). The reserve for accident years 2004 and subsequent was determined using a Bornhuetter Ferguson expected loss ratio method.

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

Class of Business or Category and Actuarial Method	Application of Actuarial Method
General Liability

We generally use a combination of loss development methods and expected loss ratio methods for primary general liability or products liability classes. We also supplement the standard actuarial techniques by using evaluations of the ultimate losses on unusual claims or claim accumulations by external specialists on those classes of claims. The segmentation of the data reflects state differences, industry classes, deductible/non-deductible programs and type of claim.
For certain classes of business with sufficient loss volume, loss development methods may be given significant weight for all but the most recent one or two accident years. For smaller or more volatile classes of business, loss development methods may be given limited weight for the five or more most recent accident years. Expected loss ratio methods are used for the more recent accident years for these classes. The loss experience for primary general liability business is generally reviewed at a level that is believed to provide the most appropriate data for reserve analysis. Additionally, certain sub-classes, such as construction, are generally reviewed separately from business in other subclasses. In 2013, we continued to refine our loss reserving techniques for the domestic primary casualty classes of business and adopted further segmentations based on our analysis of the differing emerging loss patterns for certain classes of insureds. Due to the fairly long-tail nature of general liability business, and the many subclasses that are reviewed individually, there is less credibility given to the reported losses and increased reliance on expected loss ratio methods for recent accident years.

Commercial Automobile Liability
We generally use loss development methods for all but the most recent accident year for commercial automobile liability classes of business.	Expected loss ratio methods are generally given significant weight only in the most recent accident year.

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

We also supplement the standard actuarial techniques by using evaluations of the ultimate losses on unusual claims by specialists on those classes of claims.
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

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

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

Catastrophic Casualty

We use expected loss ratio methods for all accident years for catastrophic casualty business. This class of business consists of casualty or financial lines coverage that attach in excess of very high attachment points; thus the claims experience is marked by very low frequency and high severity. Because of the limited number of claims, loss development methods are not relied upon.
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
Expected loss ratio methods are used to determine the loss reserves for the latest accident year. We also use ground-up claim projections provided by our claims staff to assist in developing the appropriate reserve.

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

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

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

Mortgage Guaranty losses and loss adjustment expenses have been affected by macroeconomic events, such as improving home prices and decreasing unemployment. Because these macroeconomic events are subject to adverse or favorable change, the determination of the ultimate losses and loss adjustment expenses requires a high degree of judgment. Responding to previous periods of adverse macroeconomic influences, numerous government and lender loan modification programs have been implemented to mitigate mortgage losses. The loan modification programs along with improving home values and declining unemployment have produced higher cure rates of delinquent loans in 2013, particularly in the most recent accident periods that may not continue in 2014. In addition, these loan modifications may re-default resulting in new losses for Mortgage Guaranty if adverse economic conditions were to return. In addition to improved cure rates, the favorable economic conditions have resulted in a decline of newly reported delinquencies. The declining new delinquencies and improved cure rates have combined to reduce UGC's first-lien delinquency rate to 5.9 percent at year end 2013, which is the lowest level reported since 2007. Offsetting these favorable trends were lender's efforts to overturn previously denied and rescinded claims.

Occurrences of fraudulent loans, underwriting violations, and other deviations from contractual terms, mostly related to the 2006 and 2007 blocks of business, resulted in historically high levels of claim rescissions and denials (collectively referred to as rescissions) during 2011 and 2012. As a result, many lenders have increased their efforts to provide missing documents or appeal rescissions. The lender's success at tracking down missing loan documents along with the heightened focus on appeals of rescissions have significantly reduced the future rescission rate (net of appeals) assumed in the loss reserves to an immaterial level, particularly on the older accident periods. As a result, UGC experienced some unfavorable loss development on older accident periods during the quarter. We believe we have provided appropriate reserves for currently delinquent loans, consistent with industry practices.

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

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
We maintain a database of detailed historical premium and loss transactions in original currency for business written by AIG Property Casualty internationally. This allows our actuaries to determine the current reserves without any distortion from changes in exchange rates over time. Our actuaries segment the international data by region, country or class of business as appropriate to determine an optimal balance between homogeneity and credibility. The techniques developed by our U.S. actuaries for certain commercial classes of business are increasingly applied to our International portfolios where the experience volume and data segmentation is comparable to that of the U.S. portfolios. Our actuaries work closely with the claims departments in each of our major International locations to determine the most appropriate methodology and assumptions.

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
We generally determine reserves for adjuster loss adjustment expenses based on calendar year ratios of adjuster expenses paid to losses paid for the particular class of business. We generally determine reserves for other unallocated loss adjustment expenses based on the ratio of the calendar year expenses paid to overall losses paid. This determination is generally done for all classes of business combined, and reflects costs of home office claim overhead as a percent of losses paid. We may supplement our judgments with an analysis of loss and legal expense mix change and detailed discussions with the claims department on the methods used to allocate the costs of the claims initiatives to new and in-force business and to different classes and sub-classes of business.

Catastrophes and Severe Losses
We conduct special analyses in response to major catastrophes and severe losses to estimate our gross and net loss and loss expense liability from those events.	These analyses may include a combination of approaches, including modeling estimates, ground-up claim analysis, loss evaluation reports from on-site field adjusters, and market share estimates.

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

Alternative Loss Cost Trend and Loss Development Factor Assumptions by Class of Business

For classes of business other than the classes discussed below, there is generally some potential for deviation in both the loss cost trend and loss development factor assumptions.

The effect of these deviations is expected to be smaller than the effect on the classes noted below

  •
  Loss cost trends:  The percentage deviations noted in the table below are not considered the highest possible deviations that might be expected, but rather what we consider to reflect a reasonably likely range of potential deviation. Actual loss cost trends in the early 1990s were negative for several years whereas actual loss cost trends exceeded the figures cited below for several other years. Loss trends may deviate by more than the amounts noted above and discussed below.

  •
  Loss development factors:  The percentage deviations noted in the table below are not considered the highest possible deviations that might be expected, but rather what we consider to reflect a reasonably likely range of potential deviation. While multiple scenarios are performed, the assumed loss development factors are a key assumption. Generally, actual historical loss development factors are used to project future loss development. Future loss development patterns may be different from those in the past, or may deviate by more than the amounts noted above and discussed below.

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

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

adjusted loss trend or loss development factor assumptions, and other assumptions made in the reserving process may materially affect reserve development for a particular class of business.

Class of Business	Loss Cost Trend	Loss Development Factor
Excess Casualty

The assumed loss cost trend was approximately five percent in the 2013 reserve review. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2013 loss reserve review for excess casualty will range from 0 percent to positive ten percent. The loss cost trend assumption is critical for the excess casualty class of business due to the long-tail nature of the claims and therefore is applied across many accident years. Thus, there is the potential for the reserves with respect to a number of accident years (the expected loss ratio years) to be significantly affected by changes in loss cost trends that were initially relied upon in setting the reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.
After evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors will range from approximately 3.4 percent below those actually utilized in the year-end 2013 reserve review to approximately 6.0 percent above those factors actually utilized. Excess casualty is a long-tail class of business and any deviation in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in loss development factors that were initially relied upon in setting the reserves. These changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.

D&O and Related Management Liability Classes of Business

The assumed loss cost trend was approximately half of one percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, including the potential effect of recent claims relating to the credit crisis, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2013 loss reserve review for these classes will range from approximately 28 percent lower or 25.5 percent higher than the assumption actually utilized in the year-end 2013 reserve review. Because the D&O class of business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation.
The assumed loss development factors are also an important assumption but less critical than for excess casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for excess casualty. However, the high severity nature of the claims does create the potential for significant deviations in loss development patterns from one year to the next. After evaluating the historical loss development factors for these classes of business for accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors will range from approximately 8.5 percent lower to 16 percent higher than those factors actually utilized in the year-end 2013 loss reserve review for these classes.

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

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
Generally, our actual historical workers' compensation loss development factors would be expected to provide a reasonably accurate predictor of future loss development. However, workers' compensation is a long-tail class of business, and our business reflects a very significant volume of losses, particularly in recent accident years. After evaluating the actual historical loss development since the 1980s for this business, in our judgment, it is reasonably likely that actual loss development factors will fall within the range of approximately 4.5 percent below to 6.2 percent above those actually utilized in the year-end 2013 loss reserve review.

Excess Workers' Compensation

Loss costs were trended at six percent per annum. After reviewing actual industry loss trends for the past ten years, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2013 loss reserve review for excess workers' compensation will range five percent lower or higher than this estimated loss trend.
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

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2013.

December 31, 2013 (in millions)	Effect on Loss Reserves		Effect on Loss Reserves

Loss cost trends:		Loss development factors:

Excess casualty:		Excess casualty:
5 percent increase	$1,350	6.0 percent increase	$1,250
5 percent decrease	(1,100)	3.4 percent decrease	(750)
D&O:		D&O:
25.5 percent increase	1,000	16 percent increase	950
28.0 percent decrease	(800)	8.5 percent decrease	(500)
Excess workers' compensation:		Excess workers' compensation:
5 percent increase	400	Increase(b)	1,350
5 percent decrease	(250)	Decrease(b)	(650)
Primary workers' compensation(a):		Primary workers' compensation:
		6.2 percent increase	1,900
		4.5 percent decrease	(1,400)

(a)  Loss cost trend assumption does not have a material impact for this line of business.

(b)  Percentages not applicable due to extremely long-tailed nature of workers' compensation.

Reinsurance Assets

The estimation of reinsurance recoverable involves a significant amount of judgment, particularly for latent exposures, such as asbestos, due to their long-tail nature. Reinsurance assets include reinsurance recoverable on unpaid claims and claim adjustment expenses that are estimated as part of our loss reserving process and, consequently, are subject to similar judgments and uncertainties as the estimation of gross loss reserves.

We assess the collectability of reinsurance recoverable balances through either detailed reviews of the underlying nature of the reinsurance balance or comparisons with historical trends of disputes and credit events. We record adjustments to reflect the results of these assessments through an allowance for uncollectable reinsurance that reduces the carrying value of reinsurance assets in the balance sheet. This estimate requires significant judgment for which key considerations include:

•
paid and unpaid amounts recoverable;

•
whether the balance is in dispute or subject to legal collection;

•
whether the reinsurer is financially troubled (i.e., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction); and

•
whether collateral and collateral arrangements exist.

At December 31, 2013, the allowance for estimated unrecoverable reinsurance was $276 million.

See Note 8 to the Consolidated Financial Statements for additional information on reinsurance.

Future Policy Benefits for Life and Accident and Health Insurance Contracts (AIG Life and Retirement)

Long-duration traditional products include whole life insurance, term life insurance, accident and health insurance, long-term care insurance, and certain payout annuities for which the payment period is life-contingent, which include certain of our single premium immediate annuities and structured settlements.

For long-duration traditional business, a "lock-in" principle applies. The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience,

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

unless a loss recognition event occurs. The assumptions include mortality, morbidity, persistency, maintenance expenses, and investment returns. These assumptions are typically consistent with pricing inputs. The assumptions also include margins for adverse deviation, principally for key assumptions such as mortality and interest rates used to discount cash flows, to reflect uncertainty given that actual experience might deviate from these assumptions. Establishing margins at contract inception requires management judgment. The extent of the margin for adverse deviation may vary depending on the uncertainty of the cash flows, which is affected by the volatility of the business and the extent of our experience with the product.

Loss recognition occurs if observed changes in actual experience or estimates result in projected future losses under loss recognition testing. To determine whether loss recognition exists, we determine whether a future loss is expected based on updated current assumptions. If a loss recognition exists, we recognize the loss by first reducing DAC through amortization expense, and, if DAC is depleted, record additional liabilities through a charge to policyholder benefit expense. See Note 9 to the Consolidated Financial Statements for additional information on loss recognition. Because of the long-term nature of many of our liabilities subject to the "lock-in" principle, small changes in certain assumptions may cause large changes in the degree of reserve adequacy. In particular, changes in estimates of future invested asset returns have a large effect on the degree of reserve deficiency.

Groupings for loss recognition testing are consistent with our manner of acquiring and servicing the business and applied by product groupings. We perform separate loss recognition tests for traditional life products, payout annuities, and long-term care insurance. Once loss recognition has been recorded for a block of business, the old assumption set is replaced and the assumption set used for the loss recognition would then be subject to the lock-in principle. Key judgments made in loss recognition tests include the following:

•
To determine investment returns used in loss recognition tests, we typically segregate assets that match liabilities and then project future cash flows on those assets. Our projections include a reasonable allowance for investment expenses and expected credit losses over the projection horizon. A critical assumption in the projection of expected investment income is the assumed net rate of investment return at which excess cash flows are to be reinvested. For products in which asset and liability durations are matched relatively well, this is less of a consideration since interest on excess cash flows are not a significant component of future cash flows. For the reinvestment rate assumption, anticipated future changes to the yield curves could have a large effect. Given the interest rate environment applicable at the date of our loss recognition tests, we assumed a modest and gradual increase in long-term interest rates over time.

•
For mortality assumptions, key judgments include the extent of industry versus own experience to base future assumptions as well as the extent of expected mortality improvements in the future. The latter judgment is based on a combination of historical mortality trends, advice from industry public health and demography specialists that were consulted by AIG's actuaries and published industry information.

•
For surrender rates, a key judgment involves the correlation between expected increases/decreases in interest rates and increases/decreases in surrender rates. To support this judgment, we compare crediting rates on our products relative to expected rates on competing products under different interest scenarios.

•
For in-force long-term care insurance, rate increases are allowed but must be approved by state insurance regulators. Consequently, the extent of rate increases that may be assumed requires judgment. In establishing our assumption for rate increases for long-term care insurance, we consider historical experience as to the frequency and level of rate increases approved by state regulators.

In connection with our program to utilize capital loss carryforwards, we sold investment securities in 2013 and 2012. These and other investment sales with subsequent reinvestment at lower yields triggered recording of loss recognition reserves of $1.5 billion and $1.2 billion, primarily related to certain long-term payout annuity contracts, in 2013 and 2012, respectively.

Significant unrealized appreciation on investments in a prolonged low interest rate environment may cause DAC to be adjusted and additional future policy benefit liabilities to be recorded through a charge directly to accumulated other comprehensive income ("shadow loss recognition"). These charges are included, net of tax, with the change in net unrealized appreciation of investments. See Note 9 to the Consolidated Financial Statements for additional information on shadow loss recognition. In applying shadow loss recognition, the Company overlays unrealized gains onto loss recognition tests without revising the underlying test. Accordingly, there is limited additional judgment in this process.

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

Guaranteed Benefit Features of Variable Annuity Products (AIG Life and Retirement)

Variable annuity products offered by our Retirement Income Solutions and Group Retirement product lines offer guaranteed benefit features. These guaranteed features include guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIB) that are payable in the event of death, and living benefits that are payable in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits include guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). See Note 13 to the Consolidated Financial Statements for additional information on these features. At December 31, 2013, variable annuity account values subject to these features included $63 billion with GMDB, $3 billion with GMIB, $28 billion with GMWB and $627 million with GMAV. For GMDB, our most widely offered guaranteed benefit feature, the liabilities included in Future policyholder benefits at December 31, 2013 and 2012 were $355 million and $374 million, respectively.

The liabilities for GMDB and GMIB, which are recorded in Future policyholder benefits, represent the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected assessments, through Policyholder benefits and claims. The liabilities for GMWB and GMAV, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Other realized capital gains (losses).

Our exposure to the guaranteed amounts is equal to the amount by which the contract holder's account balance is below the amount provided by the guaranteed feature. A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e. the features are mutually exclusive, so the exposure to the guaranteed amount for each feature is not additive to that of other features. A policyholder cannot purchase more than one living benefit on one contract. Declines in the equity markets, increased volatility and a sustained low interest rate environment increase our exposure to potential benefits under the guaranteed features, leading to an increase in the liabilities for those benefits. See Critical Accounting Estimates — Estimated Gross Profits for Investment-Oriented Products herein for sensitivity analysis which includes the sensitivity of reserves for guaranteed benefit features to changes in the assumptions for equity market returns, volatility and mortality. For a further discussion of the risks related to guaranteed benefit features of variable annuities, our dynamic hedging program and risks of AIG's unhedged exposures, see Item 1A. — Risk Factors — Business and Operations.

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

The reserving methodology and assumptions used to measure the liabilities of our two largest guaranteed benefit features are presented in the following table:

Reserving Methodology	Assumptions and Accounting Judgments
GMDB

We determine the GMDB liability at each balance sheet date by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected fees. See Note 13 to the Consolidated Financial Statements for additional information on how we reserve for variable annuity products with guaranteed benefit features.

Key assumptions include:

•

Interest rates, which vary by year of issuance and products

•

Mortality rates, which are based upon actual experience modified to allow for variations in policy form

•

Lapse rates, which are based upon actual experience modified to allow for variations in policy form

•

Investment returns, using assumptions from a randomly generated model

•

In applying asset growth assumptions for the valuation of the GMDB liability, we use a "reversion to the mean" methodology, similar to that applied for DAC. For a description of this methodology, see Estimated Gross Profits for Investment-Oriented Products (AIG Life and Retirement) below.

GMWB

GMWB living benefits are embedded derivatives that are required to be bifurcated from the host contract and carried at fair value. The fair value estimates of the living benefit guarantees include assumptions such as equity market returns, interest rates, market volatility, and policyholder behavior. See Note 13 to the Consolidated Financial Statements for additional information on how we reserve for variable annuity products with guaranteed benefit features, and Note 5 to the Consolidated Financial Statements for information on fair value measurement of these embedded derivatives, including how AIG incorporates its own non-performance risk.

The fair value of the embedded derivatives is based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. Key assumptions include:

•

Equity market returns

•

Interest rates

•

Market volatility

•

Benefits and related fees assessed, when applicable

•

Policyholder behavior, including mortality, exercise of guarantees and policy lapses. Estimates of future policyholder behavior are subjective and based primarily on our historical experience.

•

In applying asset growth assumptions for the valuation of GMWBs, we use market-consistent assumptions consistent with fair value measurement.

Estimated Gross Profits for Investment — Oriented Products (AIG Life and Retirement)

Policy acquisition costs and policy issuance costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts related to universal life and investment-type products (collectively, investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over a period that approximates the estimated lives of the contracts. Estimated gross profits include net investment income and spreads, net realized investment gains and losses, fees, surrender charges, expenses, and mortality gains and losses. In estimating future gross profits, lapse assumptions require

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

judgment and can have a material impact on DAC amortization. For fixed deferred annuity contracts, the future spread between investment income and interest credited to policyholders is a significant judgment, particularly in a low interest rate environment.

If the assumptions used for estimated gross profits change significantly, DAC and related reserves, including VOBA, SIA, guaranteed benefit reserves and unearned revenue reserves (URR), are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products. In the third quarter of 2013, we completed our comprehensive annual review and update of estimated gross profit assumptions used to amortize DAC and related items for our investment-oriented products. The result of this review was a $118 million net increase in pre-tax operating income in 2013, which included a $198 million net increase in our Retail operating segment and an $80 million decrease in our Institutional operating segment. The net increase in Retail pre-tax operating income was primarily due to a favorable adjustment in our Fixed Annuities product line from updated spread assumptions due to active management of crediting rates and higher future investment yields than those previously assumed. In the Life Insurance and A&H, Retirement Income Solutions and Group Retirement product lines, the update of assumptions for variable annuity spreads, surrender rates, and life insurance mortality had an unfavorable impact on pre-tax operating income. The life insurance mortality assumptions, while unfavorable compared to the previous assumption set, are still within pricing expectations.

The $118 million increase in pre-tax operating income to reflect updated assumptions was comprised of three favorable developments, a $98 million net decrease in DAC amortization expense, a $61 million decrease in SIA amortization expense within Interest credited to policyholder account balances, and a $28 million increase in unearned revenue amortization within Policy fees; partially offset by a $69 million increase in Future policy benefits for life and health insurance contracts.

In estimating future gross profits for variable annuity products, a long-term annual asset growth assumption of 8.5% (before expenses that reduce the asset base from which future fees are projected) is applied to estimate the future growth in assets and related asset-based fees. In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a "reversion to the mean" methodology, whereby short-term asset growth above or below the long-term annual rate assumption impact the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance. When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions for the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or "unlock" the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

In the fourth quarter of 2013, we revised the growth rate assumptions for the five-year reversion to the mean period for the Group Retirement product line, because annual growth assumptions indicated for this period had fallen below our floor of zero percent due to the recent favorable performance of equity markets. For this five-year reversion to the mean period, the growth rate assumption was adjusted to a point between the long-term growth rate assumption and zero percent. This adjustment, which increased DAC by $31 million, increased SIA by $2 million and reduced the GMDB liability by $2 million, was recorded as a decrease in current period amortization expense, and increased pre-tax income by $35 million in 2013. Had we readjusted the growth rate assumption for the five-year reversion to the mean period to use the long-term rate assumption of 8.5%, pre-tax income would have been higher by approximately $30 million. Conversely, had the growth rate assumption for the five-year reversion to the mean period been readjusted to a floor of zero percent, pre-tax income would have been lower by approximately $30 million. For variable annuities in our Retirement Income Solutions product line, the assumed annual growth rate remained above zero percent for the five-year reversion to the mean period so it did not meet our criteria for adjustment; however, additional favorable equity market performance in excess of long-term assumptions could also result in "unlocking" in this product line in future periods with a positive effect on pre-tax income in the period of the unlocking.

The following table summarizes the sensitivity of changes in certain assumptions in the amortization of DAC/SIA, guaranteed benefit reserves and unearned revenue liability and the related hypothetical impact on year-end 2013 balances. The effect of changes in net investment spread primarily affects our Fixed Annuities

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

product line. Changes in the equity markets and volatility primarily impact individual variable annuities in our Retirement Income Solutions and Group Retirement product lines. The effect of changes in mortality primarily impacts the universal life insurance business.

December 31, 2013 (in millions)	DAC/SIA	Guaranteed Benefits Reserve	Unearned Revenue Liability	Net Pre-Tax Earnings

Assumptions:
Net Investment Spread
Effect of an increase by 10 basis points	$139	$(19)	$8	$151
Effect of a decrease by 10 basis points	(141)	19	(7)	(153)
Equity Return(a)
Effect of an increase by 1%	60	(22)	–	82
Effect of a decrease by 1%	(57)	55	–	(112)
Volatility(b)
Effect of an increase by 1%	–	11	–	(11)
Effect of a decrease by 1%	–	(11)	–	11
Mortality
Effect of an increase by 1%	(15)	21	(6)	(30)
Effect of a decrease by 1%	9	(21)	4	26

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

Impairment Charges

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

Impairments on Investments in Life Settlements

For a discussion of impairments on investments in life settlements, see Investments in this MD&A and Note 6 to the Consolidated Financial Statements.

Goodwill Impairment

For a discussion of goodwill impairment, see Note 2 to the Consolidated Financial Statements. In 2013 and 2012, AIG elected to bypass the qualitative assessment and therefore, performed quantitative assessments that supported a conclusion that the fair value of each of the two reporting units tested exceeded their book value. In determining fair value, we primarily use a discounted expected future cash flow analysis based on AIG's business projections that inherently include judgments regarding business trends.

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

Liability for Legal Contingencies

We estimate and record a liability for potential losses that may arise from litigation and regulatory proceedings to the extent such losses are probable and can be estimated. Determining a reasonable estimate of the amount of such losses requires significant management judgment. In many cases, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases that are in the early stages of litigation or in which claimants seek substantial or indeterminate damages, we often cannot predict the outcome or estimate the eventual loss or range of reasonably possible losses related to such matters.

See Note 15 to the Consolidated Financial Statements.

Fair Value Measurements of Certain Financial Assets and Liabilities

See Note 5 to the Consolidated Financial Statements for additional information about the measurement of fair value of financial assets and financial liabilities and our accounting policy regarding the incorporation of credit risk in fair value measurements.

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

December 31, 2013 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$268	94%
Fair value based on internal sources	17	6

Total fixed maturity and equity securities(b)	$285	100%

(a)  Includes $26.5 billion for which the primary source is broker quotes.

(b)  Includes available for sale and other securities.

Level 3 Assets and Liabilities

Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are measured and classified in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair value. See Note 5 to the Consolidated Financial Statements for additional information.

The following table presents the amount of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

(in billions)	December 31, 2013	Percentage of Total	December 31, 2012	Percentage of Total

Assets	$46.7	8.6%	$40.5	7.4%
Liabilities	2.3	0.5	4.1	0.9

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

AIG 2013 Form 10-K

ITEM 7 / CRITICAL ACCOUNTING ESTIMATES

The following paragraphs describe the methods we use to measure fair value on a recurring basis for super senior credit default swaps classified in Level 3. See Note 5 to the Consolidated Financial Statements for discussion of the valuation methodologies for other assets classified in Level 3, including certain fixed maturity securities and certain other invested assets, as well as a discussion of transfers of Level 3 assets and liabilities.

Super Senior Credit Default Swap Portfolio

Certain entities included in GCM wrote credit protection on the super senior risk layer of collateralized loan obligations (CLOs), multi-sector CDOs and diversified portfolios of corporate debt and prime residential mortgages through 2006. In these transactions, we are at risk of credit performance on the super senior risk layer related to such assets.

See Notes 5 and 11 to the Consolidated Financial Statements for information about the regulatory capital, multi-sector CDO, corporate debt/ CLO and other portfolios.

We utilize sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on our calculation of the unrealized market valuation loss related to the super senior credit default swap portfolio. For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the Binomial Expansion Technique (BET) model is used to estimate the change in the fair value of the derivative liability. Of the total $3.3 billion net notional amount of CDS written on multi-sector CDOs outstanding at December 31, 2013, a BET value is available for $2.2 billion net notional amount. No BET value is determined for $1.1 billion of CDS written on European multi-sector CDOs because prices on the underlying securities held by these CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $2.2 billion.

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at December 31, 2013 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
(dollars in millions)	Average Inputs Used at December 31, 2013	Change	Entire Portfolio	RMBS Prime	RMBS Alt-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	50 points	Increase of 5 points	$(99)	$(2)	$(5)	$(44)	$(32)	$(8)	$(8)
		Decrease of 5 points	107	2	5	41	39	8	12

Weighted		Increase of 1 year	7	–	–	4	3	–	–
average life	5.63 years	Decrease of 1 year	(8)	–	–	(5)	(2)	–	(1)

Recovery rates	17%	Increase of 10%	(7)	–	(1)	(4)	(1)	(1)	–
		Decrease of 10%	9	–	1	5	1	1	1

Diversity score(a)	13	Increase of 5	(3)
		Decrease of 5	8

Discount curve(b)	N/A	Increase of 100bps	2

(a)  The diversity score is an input at the CDO level. A calculation of sensitivity to this input by type of security is not possible.

(b)  The discount curve is an input at the CDO level. A calculation of sensitivity to this input by type of security is not possible. Furthermore, for this input it is not possible to disclose a weighted average input because a discount curve consists of a series of data points.

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

AIG 2013 Form 10-K

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

Acquisition ratio acquisition costs divided by net premiums earned. Acquisition costs are those costs incurred to acquire new and renewal insurance contracts and also include the amortization of value of business acquired (VOBA) and deferred policy acquisition costs (DAC). Acquisition costs vary with sales and include, but are not limited to, commissions, premium taxes, direct marketing costs, certain costs of personnel engaged in sales support activities such as underwriting, and the change in DAC. Acquisition costs that are incremental and directly related to successful sales efforts are deferred and recognized over the coverage periods of related insurance contracts. Acquisition costs that are not incremental and directly related to successful sales efforts are recognized as incurred.

Additional premium/Return premium is a premium due either to or from an insured as a result of a change in coverage (e.g. increase or decrease in limits or risk) or cancellation of an existing policy. In addition, certain policies provide for adjustments to the original premium amount charged based on the experience of the policy, e.g. workers' compensation policies and loss sensitive policies where changes to the original premium are based on variances of the loss history against estimates built into the determination of the original premium.

AIG — After-tax operating income (loss) attributable to AIG is derived by excluding the following items from net income (loss) attributable to AIG: income (loss) from discontinued operations, net loss (gain) on sale of divested businesses and properties, income from divested businesses, legacy tax adjustments primarily related to certain changes in uncertain tax positions and other tax adjustments, legal reserves (settlements) related to "legacy crisis matters," deferred income tax valuation allowance (releases) charges, changes in fair value of AIG Life and Retirement fixed maturity securities designated to hedge living benefit liabilities (net of interest expense), changes in benefit reserves and DAC, VOBA, and sales inducement assets (SIA) related to net realized capital (gains) losses, AIG Property Casualty other (income) expense — net, (gain) loss on extinguishment of debt, net realized capital (gains) losses, non-qualifying derivative hedging activities, excluding net realized capital (gains) losses, and bargain purchase gain. "Legacy crisis matters" include favorable and unfavorable settlements related to events leading up to and resulting from our September 2008 liquidity crisis and legal fees incurred by AIG as the plaintiff in connection with such legal matters.

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

AIG Life and Retirement — Premiums and deposits includes direct and assumed amounts received on traditional life insurance policies, group benefit policies and deposits on life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts, guaranteed investment contracts and mutual funds.

AIG Life and Retirement — Surrender rate represents annualized surrenders and withdrawals as a percentage of average reserves.

AIG Property Casualty — Net premiums written represent the sales of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period while Net premiums earned are a measure of performance for a coverage period. From the period in which the premiums are written until the period in which they are earned, the amount is presented as Unearned premium reserves in the Consolidated Balance Sheets.

AIG Property Casualty — Pre-tax operating income (loss) includes both underwriting income (loss) and net investment income, but excludes net realized capital (gains) losses, other (income) expense — net, legal settlements

AIG 2013 Form 10-K

GLOSSARY

related to legacy crisis matters and bargain purchase gain. Underwriting income (loss) is derived by reducing net premiums earned by claims and claims adjustment expenses incurred, acquisition expenses and general operating expenses.

BET Binomial Expansion Technique A model that generates expected loss estimates for CDO tranches and derives a credit rating for those tranches.

Book Value Per Common Share Excluding Accumulated Other Comprehensive Income (loss) (AOCI) is a non-GAAP measure and is used to show the amount of our net worth on a per-share basis. Book Value Per Common Share Excluding AOCI is derived by dividing Total AIG shareholders' equity, excluding AOCI, by Total common shares outstanding.

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

CVA Credit Valuation Adjustment The CVA adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions. Also, the CVA reflects the fair value movement in the DIB's asset portfolio that is attributable to credit movements only without the impact of other market factors such as interest rates and foreign exchange rates. Finally, the CVA also accounts for our own credit risk, in the fair value measurement of all net derivative liabilities positions and liabilities where AIG has elected the fair value option, when appropriate.

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

Deferred Gain on Retroactive Reinsurance Retroactive reinsurance is a reinsurance contract in which an assuming entity agrees to reimburse a ceding entity for liabilities incurred as a result of past insurable events. If the amount of premium paid by the ceding reinsurer is less than the related ceded loss reserves, the resulting gain is deferred and amortized over the settlement period of the reserves. Any related development on the ceded loss reserves recoverable under the contract would increase the deferred gain if unfavorable, or decrease the deferred gain if favorable.

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

G-SII Global Systemically Important Insurer An insurer that is deemed globally systemically important (that is, of such size, market importance and global interconnectedness that the distress or failure of the insurer would cause significant dislocation in the global financial system and adverse economic consequences across a range of countries) by the Financial Stability Board, in consultation with and based on a methodology developed by the International Association of Insurance Supervisors.

AIG 2013 Form 10-K

GLOSSARY

High loss deductible policies A type of commercial insurance policy where we pay the full claim and then seek reimbursement from the insured for the deductible. Losses are retained by the insured up to a specified deductible amount (usually $25,000 or more per claim, subject to individual state approval) and we insure the claims in excess of the deductible. Generally, the total claims (including the deductible portion) are managed and paid by us as part of a loss control program, and we are reimbursed the deductible amount by the insured. In the case of unpaid claims, we make estimates of the deductible portion of claims reported to us, and reduce our loss reserves accordingly. In most cases, we obtain collateral in the form of cash, letters of credit or other funding arrangements to secure the amounts of uncollected deductibles.

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

Net premiums written Represent the sales of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period while Net premiums earned are a measure of performance for a coverage period. From the period in which the premiums are written until the period in which they are earned, the amount is presented as Unearned premium reserves in the Consolidated Balance Sheets.

Noncontrolling interest The portion of equity ownership in a consolidated subsidiary not attributable to the controlling parent company.

Other Operations — Pre-tax operating income (loss): pre-tax income (loss) excluding certain legal reserves (settlements) related to legacy crisis matters, (gain) loss on extinguishment of debt, Net realized capital (gains) losses, net loss (gain) on sale of divested businesses and properties, change in benefit reserves and DAC, VOBA, and SIA related to net realized capital (gains) losses and income from divested businesses, including Aircraft Leasing.

Policy fees An amount added to a policy premium, or deducted from a policy cash value or contract holder account, to reflect the cost of issuing a policy, establishing the required records, sending premium notices and other related expenses.

Pool A reinsurance arrangement whereby all of the underwriting results of the pool members are combined and then shared by each member in accordance with its pool participation percentage. Our members in the admitted lines pool are licensed to write standard lines of business by the individual state departments of insurance, and the policy forms and rates are regulated by those departments. Our members in the surplus lines pool provide policyholders with

AIG 2013 Form 10-K

GLOSSARY

insurance coverage for risks which are generally not available in the standard insurance market. Surplus lines policy forms and rates are not regulated by the insurance departments.

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

Retroactive Reinsurance See Deferred Gain on Retroactive Reinsurance.

Salvage The amount that can be recovered by us for the sale of damaged goods for which our policyholder has been indemnified (and to which title was transferred to us).

Second-lien Subordinate in ranking to the first-lien holder claims on a property in the event of default on a mortgage.

Severe losses Individual non-catastrophe first party losses and surety losses greater than $10 million, net of related reinsurance. Severe losses include claims related to satellite explosions, plane crashes, and shipwrecks.

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

Subrogation The amount of recovery for claims we have paid our policyholders, generally from a negligent third party or such party's insurer.

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

AIG 2013 Form 10-K

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

RMBS  Residential Mortgage-Backed Securities

S&P  Standard & Poor's Financial Services LLC

SEC  Securities and Exchange Commission

TARP  Troubled Asset Relief Program of the Department of the Treasury

VIE  Variable Interest Entity

AIG 2013 Form 10-K

ITEM 7A / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 7A / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in the Enterprise Risk Management section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

AIG 2013 Form 10-K

ITEM 8 / INDEX TO FINANCIAL STATEMENT AND SCHEDULES

ITEM 8 / FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN INTERNATIONAL GROUP, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

		Page

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm		210
Consolidated Balance Sheets at December 31, 2013 and 2012		211
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011		212
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011		213
Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011		214
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011		215
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation	216
Note 2.	Summary of Significant Accounting Policies	217
Note 3.	Segment Information	223
Note 4.	Held-for-Sale Classification, Divested Businesses and Discontinued Operations	226
Note 5.	Fair Value Measurements	229
Note 6.	Investments	249
Note 7.	Lending Activities	263
Note 8.	Reinsurance	265
Note 9.	Deferred Policy Acquisition Costs	267
Note 10.	Variable Interest Entities	270
Note 11.	Derivatives and Hedge Accounting	274
Note 12.	Liability for Unpaid Claims and Claims Adjustment Expense, and Future Policy Benefits for Life and Accident and Health Insurance Contracts, and Policyholder Contract Deposits	280
Note 13.	Variable Life and Annuity Contracts	284
Note 14.	Debt	286
Note 15.	Contingencies, Commitments and Guarantees	289
Note 16.	Equity	297
Note 17.	Noncontrolling Interests	304
Note 18.	Earnings Per Share	306
Note 19.	Statutory Financial Data and Restrictions	307
Note 20.	Share-based and Other Compensation Plans	309
Note 21.	Employee Benefits	314
Note 22.	Ownership	322
Note 23.	Income Taxes	323
Note 24.	Recapitalization	327
Note 25.	Quarterly Financial Information (Unaudited)	329
Note 26.	Information Provided in Connection With Outstanding Debt	331
Note 27.	Subsequent Events	338
SCHEDULES:

Schedule I	Summary of Investments — Other than Investments in Related Parties at December 31, 2013	350
Schedule II	Condensed Financial Information of Registrant at December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011	351
Schedule III	Supplementary Insurance Information at December 31, 2013, 2012 and 2011 and for the years then ended	355
Schedule IV	Reinsurance at December 31, 2013, 2012 and 2011 and for the years then ended	356
Schedule V	Valuation and Qualifying Accounts at December 31, 2013, 2012 and 2011 and for the years then ended	357

AIG 2013 Form 10-K

ITEM 8 / REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American International Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, AIG maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AIG's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A in the 2013 Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on AIG's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 20, 2014

AIG 2013 Form 10-K

AMERICAN INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except for share data)	December 31, 2013	December 31, 2012

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2013 – $248,531; 2012 – $246,149)	$258,274	$269,959
Other bond securities, at fair value (See Note 6)	22,623	24,584
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2013 – $1,726; 2012 – $1,640)	3,656	3,212
Other common and preferred stock, at fair value (See Note 6)	834	662
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2013 – $0; 2012 – $134)	20,765	19,482
Other invested assets (portion measured at fair value: 2013 – $8,598; 2012 – $7,056)	28,659	29,117
Short-term investments (portion measured at fair value: 2013 – $6,313; 2012 – $8,056)	21,617	28,808

Total investments	356,428	375,824

Cash	2,241	1,151
Accrued investment income	2,905	3,054
Premiums and other receivables, net of allowance	12,939	13,989
Reinsurance assets, net of allowance	23,829	25,595
Deferred income taxes	21,925	17,466
Deferred policy acquisition costs	9,436	8,182
Derivative assets, at fair value	1,665	3,671
Other assets, including restricted cash of $865 in 2013 and $1,878 in 2012 (portion measured at fair value: 2013 – $418; 2012 – $696)	9,366	10,399
Separate account assets, at fair value	71,059	57,337
Assets held for sale	29,536	31,965

Total assets	$541,329	$548,633

Liabilities:
Liability for unpaid claims and claims adjustment expense	$81,547	$87,991
Unearned premiums	21,953	22,537
Future policy benefits for life and accident and health insurance contracts	40,653	40,523
Policyholder contract deposits (portion measured at fair value: 2013 – $384; 2012 – $1,257)	122,016	122,980
Other policyholder funds	5,083	6,267
Derivative liabilities, at fair value	2,511	4,061
Other liabilities (portion measured at fair value: 2013 – $933; 2012 – $1,080)	29,155	32,068
Long-term debt (portion measured at fair value: 2013 – $6,747; 2012 – $8,055)	41,693	48,500
Separate account liabilities	71,059	57,337
Liabilities held for sale	24,548	27,366

Total liabilities	440,218	449,630

Contingencies, commitments and guarantees (see Note 15)

Redeemable noncontrolling interests (see Note 17)	30	334

AIG shareholders' equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2013 – 1,906,645,689 and 2012 – 1,906,611,680	4,766	4,766
Treasury stock, at cost; 2013 – 442,582,366; 2012 – 430,289,745 shares of common stock	(14,520)	(13,924)
Additional paid-in capital	80,899	80,410
Retained earnings	22,965	14,176
Accumulated other comprehensive income	6,360	12,574

Total AIG shareholders' equity	100,470	98,002
Non-redeemable noncontrolling interests (including $100 associated with businesses held for sale)	611	667

Total equity	101,081	98,669

Total liabilities and equity	$541,329	$548,633

See accompanying Notes to Consolidated Financial Statements.

AIG 2013 Form 10-K

AMERICAN INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in millions, except per share data)	2013	2012	2011

Revenues:
Premiums	$37,350	$38,047	$39,026
Policy fees	2,535	2,349	2,309
Net investment income	15,810	20,343	14,755
Net realized capital gains:
Total other-than-temporary impairments on available for sale securities	(165)	(448)	(1,216)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Other comprehensive income (loss)	(22)	(381)	168

Net other-than-temporary impairments on available for sale
securities recognized in net income	(187)	(829)	(1,048)
Other realized capital gains	1,931	1,759	1,739

Total net realized capital gains	1,744	930	691
Aircraft leasing revenue	4,420	4,504	4,508
Other income	6,819	4,848	3,816

Total revenues	68,678	71,021	65,105

Benefits, claims and expenses:
Policyholder benefits and claims incurred	29,503	32,036	33,523
Interest credited to policyholder account balances	3,892	4,340	4,432
Amortization of deferred policy acquisition costs	5,157	5,709	5,486
Other acquisition and insurance expenses	9,166	9,235	8,458
Interest expense	2,142	2,319	2,444
Aircraft leasing expenses	4,549	4,138	5,401
Loss on extinguishment of debt	651	32	2,908
Net loss on sale of properties and divested businesses	48	6,736	74
Other expenses	4,202	3,585	3,280

Total benefits, claims and expenses	59,310	68,130	66,006

Income (loss) from continuing operations before income tax expense (benefit)	9,368	2,891	(901)
Income tax expense (benefit):
Current	679	762	95
Deferred	(319)	(1,570)	(19,859)

Income tax expense (benefit)	360	(808)	(19,764)

Income from continuing operations	9,008	3,699	18,863
Income from discontinued operations, net of income tax expense	84	1	2,467

Net income	9,092	3,700	21,330

Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	208	634
Other	7	54	55

Total net income from continuing operations attributable to noncontrolling interests	7	262	689
Net income from discontinued operations attributable to noncontrolling interests	–	–	19

Total net income attributable to noncontrolling interests	7	262	708

Net income attributable to AIG	$9,085	$3,438	$20,622

Net income attributable to AIG common shareholders	$9,085	$3,438	$19,810

Income per common share attributable to AIG:
Basic:
Income from continuing operations	$6.11	$2.04	$9.65
Income from discontinued operations	$0.05	$–	$1.36
Net income attributable to AIG	$6.16	$2.04	$11.01

Diluted:
Income from continuing operations	$6.08	$2.04	$9.65
Income from discontinued operations	$0.05	$–	$1.36
Net income attributable to AIG	$6.13	$2.04	$11.01

Weighted average shares outstanding:
Basic	1,474,171,690	1,687,197,038	1,799,385,757
Diluted	1,481,206,797	1,687,226,641	1,799,458,497

Dividends declared per common share	$0.20	$–	$–

See accompanying Notes to Consolidated Financial Statements.

AIG 2013 Form 10-K

AMERICAN INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in millions)	2013	2012	2011

Net income	$9,092	$3,700	$21,330

Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	361	1,286	(74)
Change in unrealized appreciation (depreciation) of all other investments	(6,673)	4,880	(1,485)
Change in foreign currency translation adjustments	(556)	–	(992)
Change in net derivative gains arising from cash flow hedging activities	–	17	17
Change in retirement plan liabilities adjustment	631	(87)	(70)

Other comprehensive income (loss)	(6,237)	6,096	(2,604)

Comprehensive income	2,855	9,796	18,726
Comprehensive income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	–	208	634
Comprehensive income (loss) attributable to other noncontrolling interests	(16)	57	(47)

Total comprehensive income (loss) attributable to noncontrolling interests	(16)	265	587

Comprehensive income attributable to AIG	$2,871	$9,531	$18,139

See accompanying Notes to Consolidated Financial Statements.

AIG 2013 Form 10-K

AMERICAN INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity

Balance, January 1, 2011	$71,983	$368	$(873)	$8,355	$(9,848)	$8,871	$78,856	$27,920	$106,776

Series F drawdown	20,292	–	–	–	–	–	20,292	–	20,292
Repurchase of SPV preferred interests in connection with Recapitalization(a)	–	–	–	–	–	–	–	(26,432)	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization	(92,275)	4,138	–	67,460	–	–	(20,677)	–	(20,677)
Common stock issued	–	250	–	2,636	–	–	2,886	–	2,886
Purchase of common stock	–	–	(70)	–	–	–	(70)	–	(70)
Settlement of equity unit stock purchase contract	–	9	–	2,160	–	–	2,169	–	2,169
Net income attributable to AIG or other noncontrolling interests(b)	–	–	–	–	20,622	–	20,622	82	20,704
Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	–	–	–	–	–	–	–	74	74
Other comprehensive loss	–	–	–	–	–	(2,483)	(2,483)	(119)	(2,602)
Deferred income taxes	–	–	–	2	–	–	2	–	2
Acquisition of noncontrolling interest	–	–	–	(164)	–	93	(71)	(489)	(560)
Net decrease due to deconsolidation	–	–	–	–	–	–	–	(123)	(123)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	120	120
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(128)	(128)
Other	–	1	1	10	–	–	12	(50)	(38)

Balance, December 31, 2011	$–	$4,766	$(942)	$80,459	$10,774	$6,481	$101,538	$855	$102,393

Common stock issued under stock plans	–	–	18	(15)	–	–	3	–	3
Purchase of common stock	–	–	(13,000)	–	–	–	(13,000)	–	(13,000)
Net income attributable to AIG or other noncontrolling interests(b)	–	–	–	–	3,438	–	3,438	40	3,478
Other comprehensive income (loss)	–	–	–	–	–	6,093	6,093	(1)	6,092
Deferred income taxes	–	–	–	(9)	–	–	(9)	–	(9)
Net decrease due to deconsolidation	–	–	–	–	–	–	–	(27)	(27)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	80	80
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(167)	(167)
Other	–	–	–	(25)	(36)	–	(61)	(113)	(174)

Balance, December 31, 2012	$–	$4,766	$(13,924)	$80,410	$14,176	$12,574	$98,002	$667	$98,669

Purchase of common stock	–	–	(597)	–	–	–	(597)	–	(597)
Net income attributable to AIG or other noncontrolling interests(b)	–	–	–	–	9,085	–	9,085	5	9,090
Dividends	–	–	–	–	(294)	–	(294)	–	(294)
Other comprehensive loss	–	–	–	–	–	(6,214)	(6,214)	(5)	(6,219)
Deferred income taxes	–	–	–	355	–	–	355	–	355
Contributions from noncontrolling interests	–	–	–	–	–	–	–	33	33
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(81)	(81)
Other	–	–	1	134	(2)	–	133	(8)	125

Balance, December 31, 2013	$–	$4,766	$(14,520)	$80,899	$22,965	$6,360	$100,470	$611	$101,081

(a)  See Notes 17 and 24 to Consolidated Financial Statements.

(b)  Excludes gains of $2 million, $222 million and $552 million in 2013, 2012 and 2011, respectively, attributable to redeemable noncontrolling interests and net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York (FRBNY) of $0, $0 and $74 million in 2013, 2012 and 2011, respectively.

See Accompanying Notes to Consolidated Financial Statements.

AIG 2013 Form 10-K

AMERICAN INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (in millions)	2013	2012	2011

Cash flows from operating activities:
Net income	$9,092	$3,700	$21,330
Income from discontinued operations	(84)	(1)	(2,467)

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(2,741)	(3,219)	(1,766)
Net losses on sales of divested businesses	48	6,736	74
Net losses on extinguishment of debt	651	32	2,908
Unrealized gains in earnings — net	(156)	(6,091)	(803)
Equity in income from equity method investments, net of dividends or distributions	(1,484)	(911)	(637)
Depreciation and other amortization	4,713	7,349	7,372
Amortization of costs and accrued interest and fees related to FRBNY Credit Facility	–	–	48
Impairments of assets	1,332	1,747	3,482
Changes in operating assets and liabilities:
Property casualty and life insurance reserves	(2,576)	(2,260)	(202)
Premiums and other receivables and payables — net	43	1,678	1,828
Reinsurance assets and funds held under reinsurance treaties	2,131	1,407	(1,103)
Capitalization of deferred policy acquisition costs	(5,834)	(5,613)	(5,429)
Current and deferred income taxes — net	(437)	(1,255)	(20,480)
Payment of FRBNY Credit Facility accrued compounded interest and fees	–	–	(6,363)
Other, net	1,167	377	(1,243)

Total adjustments	(3,143)	(23)	(22,314)

Net cash provided by (used in) operating activities — continuing operations	5,865	3,676	(3,451)
Net cash provided by operating activities — discontinued operations	–	–	3,370

Net cash provided by (used in) operating activities	5,865	3,676	(81)

Cash flows from investing activities:
Proceeds from (payments for)
Sales or distribution of:
Available for sale investments	36,050	39,818	43,961
Other securities	5,134	17,814	9,867
Other invested assets	6,442	19,012	7,936
Divested businesses, net	–	–	587
Maturities of fixed maturity securities available for sale	26,048	21,449	20,062
Principal payments received on and sales of mortgage and other loans receivable	3,420	3,313	3,207
Purchases of:
Available for sale investments	(63,339)	(53,536)	(90,627)
Other securities	(2,040)	(13,373)	(1,253)
Other invested assets	(7,242)	(6,402)	(6,675)
Mortgage and other loans receivable	(5,266)	(3,256)	(2,600)
Net change in restricted cash	1,244	414	27,244
Net change in short-term investments	7,842	(8,109)	19,988
Other, net	(1,194)	(532)	273

Net cash provided by investing activities — continuing operations	7,099	16,612	31,970
Net cash provided by (used in) investing activities — discontinued operations	–	–	4,478

Net cash provided by investing activities	7,099	16,612	36,448

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	15,772	13,288	17,903
Policyholder contract withdrawals	(16,319)	(13,978)	(13,570)
FRBNY credit facility repayments	–	–	(14,622)
Issuance of long-term debt	5,235	8,612	7,762
Repayments of long-term debt	(14,197)	(11,101)	(17,810)
Proceeds from drawdown on the Department of the Treasury Commitment	–	–	20,292
Repayment of Department of the Treasury SPV Preferred Interests	–	(8,636)	(12,425)
Repayment of FRBNY SPV Preferred Interests	–	–	(26,432)
Issuance of Common Stock	–	–	5,055
Purchase of Common Stock	(597)	(13,000)	(70)
Dividends paid	(294)	–	–
Other, net	(1,358)	4,251	(1,067)

Net cash used in financing activities — continuing operations	(11,758)	(20,564)	(34,984)
Net cash provided by (used in) financing activities — discontinued operations	–	–	(1,942)

Net cash used in financing activities	(11,758)	(20,564)	(36,926)

Effect of exchange rate changes on cash	(92)	16	29

Net increase (decrease) in cash	1,114	(260)	(530)
Cash at beginning of year	1,151	1,474	1,558
Change in cash of businesses held for sale	(24)	(63)	446

Cash at end of year	$2,241	$1,151	$1,474

Supplementary Disclosure of Consolidated Cash Flow Information

Cash paid during the period for:
Interest*	$3,856	$4,037	$8,985
Taxes	$796	$447	$716
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,987	$4,501	$4,750
Exchange of junior subordinated debentures for senior notes	$–	$–	$(2,392)
Senior notes exchanged for junior subordinated debentures	$–	$–	$1,843
Debt assumed in acquisition	$–	$–	$299

*      2011 includes payment of the FRBNY credit facility accrued compounded interest of $4.7 billion, before the facility was terminated on January 14, 2011 in connection with the Recapitalization.

See accompanying Notes to Consolidated Financial Statements.

AIG 2013 Form 10-K

ITEM 8 / NOTE 1. BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of AIG Parent, our controlled subsidiaries (generally through a greater than 50 percent ownership of voting rights of a voting interest entity), and variable interest entities (VIEs) of which we are the primary beneficiary. Equity investments in entities that we do not consolidate, including corporate entities in which we have significant influence and partnership and partnership-like entities in which we have more than minor influence over operating and financial policies, are accounted for under the equity method unless we have elected the fair value option.

Certain of our foreign subsidiaries included in the consolidated financial statements report on different annual fiscal year bases, in most cases ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries between such fiscal year end and December 31 for all periods presented in these consolidated financial statements has been recorded.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All material intercompany accounts and transactions have been eliminated.

Segment changes are discussed in Note 3 herein.

AIG Life and Retirement

Advisory fee income, and the related commissions and advisory fee expenses of AIG Life and Retirement's broker dealer business, are now being presented on a gross basis within Other income and Other expenses, respectively. Previously, these amounts were included on a net basis within Policy fees in AIG's Consolidated Statements of Income and in AIG Life and Retirement's segment results.

In addition, policyholder benefits related to certain payout annuities, primarily with life contingent features, are now being presented in the Consolidated Balance Sheets as Future policy benefits for life and accident and health insurance contracts instead of as Policyholder contract deposits.

Prior period amounts were conformed to the current period presentation. These changes did not affect Income from continuing operations before income tax expense, Net income attributable to AIG or Total liabilities.

Sale of ILFC

On December 16, 2013, we entered into a definitive agreement with AerCap Holdings N.V. (AerCap) and AerCap Ireland Limited (Purchaser), a wholly-owned subsidiary of AerCap for the sale of 100 percent of the common stock of International Lease Finance Corporation (ILFC). Based on the terms of this agreement, notably AIG's interest of 46 percent of the common shares of AerCap upon consummation of the sale of ILFC to AerCap, we determined ILFC no longer met the criteria at December 31, 2013 to be presented as a discontinued operation. ILFC's results are reflected in Aircraft leasing revenue and Aircraft leasing expenses and the loss associated with the 2012 classification of ILFC as held for sale is included in Net loss on sale of properties and divested businesses in the Consolidated Statements of Income. The assets and liabilities of ILFC are classified as held-for-sale at December 31, 2013 and 2012 in the Consolidated Balance Sheets. See Note 4 herein for further discussion.

AIG 2013 Form 10-K

ITEM 8 / NOTE 1. BASIS OF PRESENTATION

Use of Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. Accounting policies that we believe are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:

•
classification of ILFC as held for sale and related fair value measurement;

•
income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset;

•
liability for unpaid claims and claims adjustment expense;

•
reinsurance assets;

•
valuation of future policy benefit liabilities and timing and extent of loss recognition;

•
valuation of liabilities for guaranteed benefit features of variable annuity products;

•
estimated gross profits to value deferred acquisition costs for investment-oriented products;

•
impairment charges, including other-than-temporary impairments on available for sale securities, impairments on investments in life settlements and goodwill impairment;

•
liability for legal contingencies; and

•
fair value measurements of certain financial assets and liabilities.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following table identifies our significant accounting policies presented in other Notes to these Consolidated Financial Statements, with a reference to the Note where a detailed description can be found:

Note 4.	Held-for-Sale Classification, Divested Businesses and Discontinued Operations
• Held-for-sale classification
• Discontinued operations
Note 6.	Investments
• Fixed maturity and equity securities
• Other invested assets
• Short-term investments
• Net investment income
• Net realized capital gains (losses)
• Other-than-temporary impairments
Note 7.	Lending Activities
• Mortgage and other loans receivable – net of allowance
Note 8.	Reinsurance
• Reinsurance assets – net of allowance
Note 9.	Deferred Policy Acquisition Costs
• Deferred policy acquisition costs
• Amortization of deferred policy acquisition costs
Note 11.	Derivatives and Hedge Accounting
• Derivative assets and liabilities, at fair value

AIG 2013 Form 10-K

ITEM 8 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note 12.	Liability for Unpaid Claims and Claims Adjustment Expense, and Future Policy Benefits for Life and Accident and Health Insurance Contracts, and Policyholder Contract Deposits
• Liability for unpaid claims and claims adjustment expense
• Future policy benefits
• Policyholder contract deposits
• Interest credited to policyholder account balances
Note 14.	Debt
• Long-term debt
Note 15.	Contingencies, Commitments and Guarantees
• Legal contingencies
Note 17.	Noncontrolling Interests
Note 18.	Earnings Per Share
Note 23.	Income Taxes

Other significant accounting policies

Premiums for short-duration contracts are recorded as written on the inception date of the policy. Premiums are earned primarily on a pro rata basis over the term of the related coverage. Sales of extended services contracts are reflected as premiums written and earned on a pro rata basis over the term of the related coverage. The reserve for unearned premiums includes the portion of premiums written relating to the unexpired terms of coverage. Reinsurance premiums under a reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contracts. As a result, the earnings pattern of a reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies throughout the year.

Reinsurance premiums ceded are recognized as a reduction in revenues over the period the reinsurance coverage is provided in proportion to the risks to which the premiums relate.

Premiums for long duration insurance products and life contingent annuities are recognized as revenues when due. Estimates for premiums due but not yet collected are accrued.

Policy fees represent fees recognized from universal life and investment-type products consisting of policy charges for the cost of insurance, policy administration charges, surrender charges and amortization of unearned revenue reserves.

Aircraft leasing revenue from flight equipment under operating leases is recognized over the life of the leases as rental payments become receivable under the provisions of the leases or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the leases. In certain cases, leases provide for additional payments contingent on usage. In those cases, rental revenue is recognized at the time such usage occurs, net of estimated future contractual aircraft maintenance reimbursements. Gains on sales of flight equipment are recognized when flight equipment is sold and the risk of ownership of the equipment is passed to the new owner.

Other income includes unrealized gains and losses on derivatives, including unrealized market valuation gains and losses associated with the Global Capital Markets (GCM) super senior credit default swap (CDS) portfolio, advisory fee income from AIG Life and Retirement's broker dealer business, income from the Direct Investment book (DIB), as well as legal settlements of $1.2 billion and $200 million from legacy crisis and other matters in 2013 and 2012, respectively.

Other income from our Other Operations category consists of the following:

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

•
Changes in the fair value of other securities sold but not yet purchased, futures, hybrid financial instruments, securities purchased under agreements to resell, and securities sold under agreements to repurchase.

AIG 2013 Form 10-K

ITEM 8 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•
Income earned on real estate based investments and related realized gains and losses from sales, property level impairments and financing costs.

•
Exchange gains and losses resulting from foreign currency transactions.

•
Reductions to the cost basis of securities available for sale for other-than-temporary impairments.

•
Earnings from private equity funds and hedge fund investments accounted for under the equity method.

•
Gains and losses recognized in earnings on derivatives for the effective portion and their related hedged items.

Aircraft leasing expenses consist of ILFC interest expense, depreciation expense, impairment charges, fair value adjustments and lease-related charges on aircraft as well as selling, general and administrative expenses and other expenses incurred by ILFC.

Cash represents cash on hand and non-interest bearing demand deposits.

Premiums and other receivables — net includes premium balances receivable, amounts due from agents and brokers and policyholders, trade receivables for the DIB and GCM and other receivables. Trade receivables for GCM include cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities. The allowance for doubtful accounts on premiums and other receivables was $554 million and $619 million at December 31, 2013 and 2012, respectively.

Other assets consists of sales inducement assets, prepaid expenses, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, and restricted cash.

We offer sales inducements, which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Sales inducements provided to the contract holder are recognized in Policyholder contract deposits in the Consolidated Balance Sheets. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC (see Note 9 herein). To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest, and are higher than the contract's expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets totaled $703 million and $517 million at December 31, 2013 and 2012, respectively. The amortization expense associated with these assets is reported within Interest credited to policyholder account balances in the Consolidated Statements of Income. Such amortization expense totaled $102 million, $162 million and $239 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The cost of buildings and furniture and equipment is depreciated principally on the straight-line basis over their estimated useful lives (maximum of 40 years for buildings and 10 years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred and expenditures for improvements are capitalized and depreciated. We periodically assess the carrying value of our real estate for purposes of determining any asset impairment. Capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software, are capitalized and amortized using the straight-line method over a period generally not exceeding five years. Real estate, fixed assets and other long-lived assets are assessed for impairment when impairment indicators exist.

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. All of our goodwill was associated with and allocated to the AIG Property Casualty's Commercial Insurance and Consumer Insurance operating segments.

The impairment assessment involves an option to first assess qualitative factors to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not performed, or after assessing the totality of the events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the impairment assessment involves a two-step process in which a quantitative assessment for potential impairment is performed.

AIG 2013 Form 10-K

ITEM 8 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

If the qualitative test is not performed or if the test indicates a potential impairment is present, we estimate the fair value of each reporting unit and compare the estimated fair value with the carrying amount of the reporting unit, including allocated goodwill. The estimate of a reporting unit's fair value involves management judgment and is based on one or a combination of approaches including discounted expected future cash flows, market-based earnings multiples of the unit's peer companies, external appraisals or, in the case of reporting units being considered for sale, third-party indications of fair value, if available. We consider one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test.

If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill associated with that reporting unit potentially is impaired. The amount of impairment, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill. The implied fair value of the goodwill is measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit's assets and liabilities in a hypothetical business combination. An impairment charge is recognized in earnings to the extent of the excess. AIG Property Casualty manages its assets on an aggregate basis and does not allocate its assets, other than goodwill, between its operating segments. Therefore, the carrying value of the reporting units was determined by allocating the carrying value of AIG Property Casualty to those units based on an internal capital allocation model.

At December 31, 2013, we performed our annual goodwill impairment test. Based on the results of the goodwill impairment test, we concluded that the remaining goodwill was not impaired.

The following table presents the changes in goodwill by reportable segment:

(in millions)	AIG Property Casualty	Other	Total

Balance at December 31, 2011:
Goodwill – gross	$2,546	$2,304	$4,850
Accumulated impairments	(1,196)	(2,281)	(3,477)

Net goodwill	1,350	23	1,373

Increase (decrease) due to:
Acquisition	119	–	119
Goodwill impairments	–	(23)	(23)

Balance at December 31, 2012:
Goodwill – gross	$2,665	$2,281	$4,946
Accumulated impairments	(1,196)	(2,281)	(3,477)

Net goodwill	$1,469	$–	$1,469

Increase (decrease) due to:
Other	6	–	6

Balance at December 31, 2013:
Goodwill – gross	$2,671	$2,281	$4,952
Accumulated impairments	(1,196)	(2,281)	(3,477)

Net goodwill	$1,475	$–	$1,475

Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise from any of our other businesses. The liabilities for these accounts are equal to the account assets. For a more detailed discussion of separate accounts, see Note 13 herein.

Other policyholder funds are reported at cost and include any policyholder funds on deposit that encompass premium deposits and similar items, including liabilities for dividends arising out of participating business, reserves for experience-rated group products and unearned revenue reserves (URR). URR consist of front end loads on interest-sensitive contracts, representing those policy loads that are non-level and typically higher in initial policy years than in later policy years. URR for interest-sensitive life insurance policies are generally deferred and amortized, with interest, in relation to the incidence of estimated gross profits (EGPs) for investment-oriented products to be realized

AIG 2013 Form 10-K

ITEM 8 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

over the estimated lives of the contracts and are subject to the same adjustments due to changes in the assumptions underlying EGPs as DAC.

Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase and securities sold but not yet purchased. We have entered into certain insurance and reinsurance contracts, primarily in our AIG Property Casualty segment, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. Accordingly, the premiums received on such contracts, after deduction for certain related expenses, are recorded as deposits within Other liabilities in the Consolidated Balance Sheets. Net proceeds of these deposits are invested and generate Net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced. Also included in Other liabilities are trade payables for the DIB and GCM, which include option premiums received and payables to counterparties that relate to unrealized gains and losses on futures, forwards, and options and balances due to clearing brokers and exchanges. Trade payables for GCM also include cash collateral received from derivative counterparties that contractually cannot be netted against derivative assets.

Securities sold but not yet purchased represent sales of securities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade-date basis and carried at fair value. Fair values of securities sold but not yet purchased are based on current market prices.

Foreign currency:    Financial statement accounts expressed in foreign currencies are translated into U.S. dollars. Functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income, net of any related taxes, in Total AIG shareholders' equity. Functional currencies are generally the currencies of the local operating environment. Financial statement accounts expressed in currencies other than the functional currency of a consolidated entity are translated into that entity's functional currency. Income statement accounts expressed in functional currencies are translated using average exchange rates during the period. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are recorded in income.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment Company Guidance

In June 2013, the FASB issued an accounting standard that amends the criteria a company must meet to qualify as an investment company, clarifies the measurement guidance, and requires new disclosures for investment companies. An entity that is regulated by the Securities and Exchange Commission under the Investment Company Act of 1940 (the 1940 Act) qualifies as an investment company. Entities that are not regulated under the 1940 Act must have certain fundamental characteristics and must consider other characteristics to determine whether they qualify as investment companies. An entity's purpose and design must be considered when making the assessment.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued an accounting standard that requires a liability related to unrecognized tax benefits to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward or a tax credit carryforward. When the carryforwards are not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the applicable jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with the related deferred tax asset.

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

3. SEGMENT INFORMATION

We report the results of our operations consistent with the manner in which AIG's chief operating decision makers review the business to assess performance and to allocate resources through two reportable segments: AIG Property Casualty and AIG Life and Retirement. We evaluate performance based on revenues and pre-tax income (loss), excluding results from discontinued operations, because we believe this provides more meaningful information on how our operations are performing. Prior to the fourth quarter of 2012, we also presented Aircraft Leasing as a reportable segment, which included the results of ILFC. As a result of the proposed sale of ILFC discussed in Note 4, Aircraft Leasing is no longer presented as a reportable segment in all periods presented.

In the fourth quarter of 2013, to reduce investment concentration, we transferred the holdings of investments in life settlements from AIG Property Casualty operations to AIG's Other Operations. AIG Property Casualty has retained debt instruments associated with the investments in life settlements, repayment of which is expected to result from cash flows from the investments in life settlements. To align our segment reporting with this change, the results of the investments in life settlements, including investment income and impairment losses, were reclassified to AIG's Other Operations for all periods presented.

AIG Property Casualty

The AIG Property Casualty segment is presented as two operating segments — Commercial Insurance and Consumer Insurance, in addition to an AIG Property Casualty Other category.

Our property and casualty operations are conducted through multiple-line companies writing substantially all commercial and consumer lines both domestically and abroad. AIG Property Casualty offers its products through a diverse, multi-channel distribution network that includes agents, wholesalers, global and local brokers, and direct-to-consumer platforms.

Investment income is allocated to the Commercial Insurance and Consumer Insurance operating segments based on an internal investment income allocation model. The model estimates investable funds based primarily on loss reserves and allocated capital. Commencing in the first quarter of 2013, AIG Property Casualty began applying similar duration and risk-free yields (plus a liquidity premium) to the allocated capital of Commercial Insurance and Consumer Insurance as is applied to reserves.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 3. SEGMENT INFORMATION

AIG Life and Retirement fully implemented these changes during the first quarter of 2013 and now presents its operating results in the following two operating segments:

  Retail — product lines include Life Insurance and Accident and Health (A&H), Fixed Annuities, Retirement Income Solutions (including variable and index annuities), Brokerage Services and Retail Mutual Funds.

  Institutional — product lines include Group Retirement, Group Benefits and Institutional Markets. The Institutional Markets product line consists of stable value wrap products, structured settlement and terminal funding annuities, high net worth products, guaranteed investment contracts (GICs), and corporate- and bank-owned life insurance.

Prior period amounts have been revised to reflect the new structure, which did not affect previously reported pre-tax income from continuing operations for AIG Life and Retirement. Prior to the first quarter of 2013, AIG Life and Retirement was presented as two operating segments: Life Insurance and Retirement Services.

AIG Other Operations

Our Other Operations include results from:

•
Mortgage Guaranty;

•
Global Capital Markets;

•
Direct Investment book;

•
Retained Interests, which represents the fair value gains or losses, prior to their sale in 2012, of the AIA Group Limited (AIA) ordinary shares retained following the AIA initial public offering, the MetLife, Inc. (MetLife) securities that were received as consideration from the sale of American Life Insurance Company (ALICO), and the fair value gains or losses, prior to the FRBNY liquidation of Maiden Lane III LLC (ML III) assets, on the retained interest in ML III;

•
Corporate & Other; and

•
Aircraft Leasing.

AIG 2013 Form 10-K

ITEM 8 / NOTE 3. SEGMENT INFORMATION

The following table presents AIG's continuing operations by reportable segment:

(in millions)	Total Revenues	Other-Than- Temporary Impairment Charges*	Net Loss on Sale of Properties and Divested Businesses	Interest Expense	Depreciation and Amortization	Pre-Tax Income (Loss) from Continuing Operations

2013
AIG Property Casualty
Commercial Insurance	$23,137	$–	$–	$7	$2,393	$2,398
Consumer Insurance	13,601	–	–	6	2,133	317
Other	2,971	53	–	1	1	2,418

Total AIG Property Casualty	39,709	53	–	14	4,527	5,133

AIG Life and Retirement
Retail	12,715	130	–	3	(76)	4,363
Institutional	7,875	142	–	2	(58)	2,142

Total AIG Life and Retirement	20,590	272	–	5	(134)	6,505

Other Operations
Mortgage Guaranty	949	–	–	–	50	213
Global Capital Markets	833	–	–	–	–	625
Direct Investment book	1,937	3	–	353	(80)	1,544
Corporate & Other	792	(1)	48	2,112	300	(4,706)
Aircraft Leasing	4,420	–	–	–	76	(129)
Consolidation and elimination	(38)	–	–	(14)	–	4

Total Other Operations	8,893	2	48	2,451	346	(2,449)

AIG Consolidation and elimination	(514)	–	–	(328)	(26)	179

Total AIG Consolidated	$68,678	$327	$48	$2,142	$4,713	$9,368

2012
AIG Property Casualty
Commercial Insurance	$23,569	$–	$–	$5	$2,736	$877
Consumer Insurance	14,403	–	–	4	2,121	292
Other	1,982	378	–	1	(1)	854

Total AIG Property Casualty	39,954	378	–	10	4,856	2,023

AIG Life and Retirement
Retail	10,471	469	–	–	159	2,068
Institutional	7,174	255	–	–	54	1,712

Total AIG Life and Retirement	17,645	724	–	–	213	3,780

Other Operations
Mortgage Guaranty	867	–	–	–	44	15
Global Capital Markets	745	–	–	–	–	553
Direct Investment book	2,024	60	–	369	(121)	1,632
Retained Interests	4,957	–	–	–	–	4,957
Corporate & Other	1,522	5	6,717	2,264	317	(10,186)
Aircraft Leasing	4,500	–	–	–	2,042	339
Consolidation and elimination	(52)	–	–	(27)	–	–

Total Other Operations	14,563	65	6,717	2,606	2,282	(2,690)

AIG Consolidation and elimination	(1,141)	–	19	(297)	(2)	(222)

Total AIG Consolidated	$71,021	$1,167	$6,736	$2,319	$7,349	$2,891

2011
AIG Property Casualty
Commercial Insurance	$24,921	$–	$–	$3	$2,865	$1,269
Consumer Insurance	14,109	–	–	4	1,836	(44)
Other	1,947	274	–	–	–	875

Total AIG Property Casualty	40,977	274	–	7	4,701	2,100

AIG Life and Retirement
Retail	10,079	612	–	–	515	1,382
Institutional	6,084	365	–	–	176	1,574

Total AIG Life and Retirement	16,163	977	–	–	691	2,956

Other Operations
Mortgage Guaranty	944	–	–	–	44	(77)
Global Capital Markets	266	–	–	–	–	(7)
Direct Investment book	1,004	25	–	367	(218)	622
Retained Interests	486	–	–	–	–	486
Corporate & Other	1,405	4	74	2,388	206	(6,007)
Aircraft Leasing	4,457	–	–	–	1,948	(1,005)
Consolidation and elimination	(36)	–	–	(20)	–	–

Total Other Operations	8,526	29	74	2,735	1,980	(5,988)

AIG Consolidation and elimination	(561)	–	–	(298)	–	31

Total AIG Consolidated	$65,105	$1,280	$74	$2,444	$7,372	$(901)

*     Included in Total revenues presented above.

AIG 2013 Form 10-K

ITEM 8 / NOTE 3. SEGMENT INFORMATION

The following table presents AIG's year-end identifiable assets and capital expenditures by reportable segment:

	Year-End Identifiable Assets						Capital Expenditures
(in millions)	2013			2012			2013			2012

AIG Property Casualty
Commercial Insurance	$		(a)	$		(a)	$		(a)	$		(a)
Consumer Insurance			(a)			(a)			(a)			(a)
Other			(a)			(a)			(a)			(a)

Total AIG Property Casualty		$167,874			$178,726			$349			$321

AIG Life and Retirement
Retail		161,098			157,855			35			45
Institutional		123,952			124,588			27			15
Consolidation and Elimination		(1,593)			(6,769)			–			–

Total AIG Life and Retirement		$283,457			$275,674			$62			$60

Other Operations
Mortgage Guaranty		4,361			5,270			25			11
Global Capital Markets		6,406			7,050			–			–
Direct Investment book		23,541			28,528			–			–
Corporate & Other		88,270			91,772			413			680
Aircraft Leasing(b)		39,313			39,812			1,883			1,779
Consolidation and Elimination		33,992			23,431			–			–

Total Other Operations		$195,883			$195,863			$2,321			$2,470

AIG Consolidation and Elimination		(105,885)			(101,630)			–			–

Total Assets		$541,329			$548,633			$2,732			$2,851

(a)  AIG Property Casualty manages its assets on an aggregate basis and does not allocate its assets, other than goodwill, between its operating segments.

(b)  2013 and 2012 include Aircraft Leasing assets classified as assets held-for-sale on the Consolidated Balance Sheets.

The following table presents AIG's consolidated operations and long-lived assets by major geographic area:

	Total Revenues*			Real Estate and Other Fixed Assets, Net of Accumulated Depreciation
(in millions)	2013	2012	2011	2013	2012	2011

U.S.	$46,031	$47,354	$41,082	$1,606	$1,391	$1,330
Asia Pacific	8,742	9,429	8,119	448	516	591
Other Foreign	13,905	14,238	15,904	261	306	386

Consolidated	$68,678	$71,021	$65,105	$2,315	$2,213	$2,307

*     Revenues are generally reported according to the geographic location of the reporting unit.

4. HELD-FOR-SALE CLASSIFICATION, DIVESTED BUSINESSES AND DISCONTINUED OPERATIONS

Held-For-Sale Classification

We report a business as held for sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation and amortization expense is not recorded on assets of a business after it is classified as held for sale. Assets and liabilities related to a business classified as held for sale are segregated in the Consolidated Balance Sheets in the period in which the business is classified as held for sale.

AIG 2013 Form 10-K

ITEM 8 / NOTE 4. HELD-FOR-SALE CLASSIFICATION, DIVESTED BUSINESSES AND DISCONTINUED OPERATIONS

The following table summarizes the components of ILFC assets and liabilities held-for-sale on the Consolidated Balance Sheets as of December 31, 2013 and 2012:

(in millions)	December 31, 2013	December 31, 2012

Assets:
Equity securities	$3	$1
Mortgage and other loans receivable, net	229	117
Flight equipment primarily under operating leases, net of accumulated depreciation	35,508	34,468
Short-term investments	658	1,861
Cash	88	63
Premiums and other receivables, net of allowance	318	308
Other assets	2,066	1,864

Assets held for sale	38,870	38,682

Less: Loss accrual	(9,334)	(6,717)

Total assets held for sale	$29,536	$31,965

Liabilities:
Other liabilities	$3,127	$3,043
Long-term debt	21,421	24,323

Total liabilities held for sale	$24,548	$27,366

International Lease Finance Corporation

On December 9, 2012, we entered into a definitive agreement (the Share Purchase Agreement) with Jumbo Acquisition Limited (Jumbo) for the sale of 80.1 percent of the common stock of ILFC for approximately $4.2 billion in cash. We determined ILFC met the criteria for held for sale and discontinued operations accounting at December 31, 2012 and, consequently, we recorded a $6.7 billion pre-tax loss and a $4.4 billion after tax loss for the year ended December 31, 2012. ILFC's operating results do not include depreciation and amortization expense because depreciation and amortization expense is not recorded on the assets of a business after the business is classified as held for sale. As of December 15, 2013, the sale of ILFC to Jumbo had not closed and on December 16, 2013, we terminated the amended Share Purchase Agreement with Jumbo.

On December 16, 2013 we entered into a definitive agreement with AerCap and AerCap Ireland Limited (AerCap Ireland), a wholly-owned subsidiary of AerCap, for the sale of 100 percent of the common stock of ILFC (the AerCap Agreement) for consideration consisting of $3.0 billion of cash, a portion of which will be funded by a special dividend of $600 million to be paid by ILFC to AIG upon consummation of the transaction, and approximately 97.6 million newly-issued AerCap common shares. The consideration has a value of approximately $5.4 billion based on AerCap's pre-announcement closing price per share of $24.93 on December 13, 2013. In connection with the AerCap Agreement, we entered into a credit agreement for a senior unsecured revolving credit facility between AerCap Ireland as borrower and AIG as lender (the Revolving Credit Facility). The Revolving Credit Facility provides for an aggregate commitment of $1 billion and permits loans for general corporate purposes after the closing of the AerCap Transaction. The transaction is subject to required regulatory approvals, including all applicable U.S. and foreign regulatory reviews and approvals, as well as other customary closing conditions. The AerCap Transaction was approved by AerCap shareholders on February 13, 2014. We determined ILFC met the criteria for held-for-sale accounting at December 31, 2013. Because we expect to hold approximately 46 percent of the common stock of combined company upon closing of the transaction, ILFC no longer qualifies for discontinued operations presentation in the Consolidated Statements of Income. Consequently, ILFC's results are presented in continuing operations for all periods presented.

ILFC recognized a $1.1 billion impairment charge related to flight equipment held for use in its separate-company financial statements in the third quarter of 2013. ILFC concluded the net book values of certain four-engine widebody aircraft in its fleet were no longer supportable based on the latest cash flow estimates because the estimated holding period was not likely to be as long as previously anticipated. Sustained high fuel prices, the introduction of more

AIG 2013 Form 10-K

ITEM 8 / NOTE 4. HELD-FOR-SALE CLASSIFICATION, DIVESTED BUSINESSES AND DISCONTINUED OPERATIONS

fuel-efficient aircraft, and the success of competing aircraft models resulted in a contracting operator base for these aircraft types. These factors, together with the latest updates to airline fleet plans and efforts to remarket these aircraft resulted in the impairment charge. Approximately $1.0 billion of the $1.1 billion impairment charge related to the four-engine widebody aircraft and, in particular, the Airbus A340-600s. This had no effect on our consolidated financial condition, results of operations, or cash flows as a result of the loss on sale of ILFC we recognized for the year ended December 31, 2012.

Discontinued Operations

We report the results of operations of a business as discontinued operations if the business is classified as held for sale, the operations and cash flows of the business have been or will be eliminated from our ongoing operations as a result of a disposal transaction and we will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statements of Income for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

The results of operations for the following businesses are presented as discontinued operations in our Consolidated Statements of Income.

Nan Shan Sale

On January 12, 2011, we entered into an agreement to sell our 97.57 percent interest in Nan Shan Life Insurance Company, Ltd. (Nan Shan) to a Taiwan-based consortium. The transaction was consummated on August 18, 2011 for net proceeds of $2.15 billion in cash. We recorded a pre-tax loss of $1.0 billion for the year ended December 31, 2011 largely offsetting Nan Shan operating results for the period, which is reflected in Income (loss) from discontinued operations in the Consolidated Statements of Income. The net proceeds from the transaction were used to pay down a portion of the liquidation preference of the Department of the Treasury's preferred interests (AIA SPV Preferred Interests) in the special purpose vehicle holding the proceeds of the AIA initial public offering (the AIA SPV).

AIG Star and AIG Edison Sale

On September 30, 2010, we entered into a definitive agreement with Prudential Financial, Inc. for the sale of our Japan-based insurance subsidiaries, AIG Star Life Insurance Co., Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison), for total consideration of $4.8 billion, including the assumption of certain outstanding debt totaling $0.6 billion owed by AIG Star and AIG Edison. The transaction closed on February 1, 2011 and we recognized a pre-tax gain of $3.5 billion on the sale that is reflected in Income (loss) from discontinued operations in the Consolidated Statements of Income.

Nan Shan, AIG Star and AIG Edison previously were components of the AIG Life and Retirement reportable segment. Results from discontinued operations for 2011 include the results of Nan Shan, AIG Star and AIG Edison through the date of disposition.

Certain other sales completed during the periods presented were not classified as discontinued operations because we continued to generate significant direct revenue-producing or cost-generating cash flows from the businesses or because associated assets, liabilities and results of operations were not material, individually or in the aggregate, to our consolidated financial position or results of operations for any period presented.

AIG 2013 Form 10-K

ITEM 8 / NOTE 4. HELD-FOR-SALE CLASSIFICATION, DIVESTED BUSINESSES AND DISCONTINUED OPERATIONS

The following table presents the components of income from discontinued operations:

Years Ended December 31, (in millions)	2013	2012	2011

Revenues:
Premiums	$–	$–	$5,012
Net investment income	–	–	1,632
Net realized capital gains	–	–	844
Other income	–	–	5

Total revenues	–	–	7,493

Benefits, claims and expenses	–	–	6,324
Interest expense allocation	–	–	2

Income from discontinued operations	–	–	1,167

Gain on sale	150	1	2,338

Income from discontinued operations, before income tax expense	150	1	3,505

Income tax expense	66	–	1,038

Income from discontinued operations, net of income tax expense	$84	$1	$2,467

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

Fair Value Hierarchy

Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are measured and classified in accordance with a fair value hierarchy consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•
Level 1:  Fair value measurements that are based on quoted prices (unadjusted) in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. We do not adjust the quoted price for such instruments.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

•
Level 3:  Fair value measurements based on valuation techniques that use significant inputs that are unobservable. Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability. Therefore, we must make certain assumptions about the inputs a hypothetical market participant would use to value that asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The following is a description of the valuation methodologies used for instruments carried at fair value. These methodologies are applied to assets and liabilities across the levels discussed above, and it is the observability of the inputs used that determines the appropriate level in the fair value hierarchy for the respective asset or liability.

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

Fixed Maturity Securities

Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure fixed maturity securities at fair value. Market price data is generally obtained from dealer markets.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

discussed further below, control processes are applied to the fair values received from third-party valuation services to ensure the accuracy of these values.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of market-accepted valuation methodologies, which may utilize matrix pricing, financial models, accompanying model inputs and various assumptions, provide a single fair value measurement for individual securities. The inputs used by the valuation service providers include, but are not limited to, market prices from completed transactions for identical securities and transactions for comparable securities, benchmark yields, interest rate yield curves, credit spreads, currency rates, quoted prices for similar securities and other market-observable information, as applicable. If fair value is determined using financial models, these models generally take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

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

When our third-party valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a price quote, which is generally non-binding, or by employing market accepted valuation models. Broker prices may be based on an income approach, which converts expected future cash flows to a single present value amount, with specific consideration of inputs relevant to particular security types. For structured securities, such inputs may include ratings, collateral types, geographic concentrations, underlying loan vintages, loan delinquencies and defaults, prepayments, and weighted average coupons and maturities. When the volume or level of market activity for a security is limited, certain inputs used to determine fair value may not be observable in the market. Broker prices may also be based on a market approach that considers recent transactions involving identical or similar securities. Fair values provided by brokers are subject to similar control processes to those noted above for fair values from third party valuation services, including management reviews. For those corporate debt instruments (for example, private placements) that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and non-transferability, and such adjustments generally are based on available market evidence. When observable price quotations are not available, fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. Fair values determined internally are also subject to management review to ensure that valuation models and related inputs are reasonable.

The methodology above is relevant for all fixed maturity securities including residential mortgage backed securities (RMBS), commercial mortgage backed securities (CMBS), collateralized debt obligations (CDO), other asset-backed securities (ABS) and fixed maturity securities issued by government sponsored entities and corporate entities.

Equity Securities Traded in Active Markets

Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure equity securities at fair value. Market price data is generally obtained from exchange or dealer markets.

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

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

Other Invested Assets

We initially estimate the fair value of investments in certain hedge funds, private equity funds and other investment partnerships by reference to the transaction price. Subsequently, we generally obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are generally audited annually. We consider observable market data and perform certain control procedures to validate the appropriateness of using the net asset value as a fair value measurement. The fair values of other investments carried at fair value, such as direct private equity holdings, are initially determined based on transaction price and are subsequently estimated based on available evidence such as market transactions in similar instruments, other financing transactions of the issuer and other available financial information for the issuer, with adjustments made to reflect illiquidity as appropriate.

Short-term Investments

For short-term investments that are measured at fair value, the carrying values of these assets approximate fair values because of the relatively short period of time between origination and expected realization, and their limited exposure to credit risk. Securities purchased under agreements to resell (reverse repurchase agreements) are generally treated as collateralized receivables. We report certain receivables arising from securities purchased under agreements to resell as Short-term investments in the Consolidated Balance Sheets. We use market-observable interest rates for receivables measured at fair value. This methodology considers such factors as the coupon rate and yield curves.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

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

The valuation of the super senior credit derivatives is complex because of the limited availability of market observable information due to the lack of trading and price transparency in certain structured finance markets. These market conditions have increased the reliance on management estimates and judgments in arriving at an estimate of fair value for financial reporting purposes. Further, disparities in the valuation methodologies employed by market participants and the varying judgments reached by such participants when assessing volatile markets have increased the likelihood that the various parties to these instruments may arrive at significantly different estimates as to their fair values.

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

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

Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 46 percent and 59 percent of the underlying securities used in the valuation at December 31, 2013 and 2012. When a price for an individual security is not provided by a CDO collateral manager, we derive the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

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

Corporate debt/Collateralized loan obligation (CLO) portfolios:    For credit default swaps written on portfolios of investment-grade corporate debt, we use a mathematical model that produces results that are closely aligned with prices received from third parties. This methodology uses the current market credit spreads of the names in the portfolios along with the base correlations implied by the current market prices of comparable tranches of the relevant market traded credit indices as inputs.

We estimate the fair value of our obligations resulting from credit default swaps written on CLOs to be equivalent to the par value less the current market value of the referenced obligation. Accordingly, the value is determined by obtaining third-party quotations on the underlying super senior tranches referenced under the credit default swap contract.

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

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

The change in fair value of these policyholder contract deposits is recorded as Policyholder benefits and claims incurred in the Consolidated Statements of Income.

Long-Term Debt

The fair value of non-structured liabilities is generally determined by using market prices from exchange or dealer markets, when available, or discounting expected cash flows using the appropriate discount rate for the applicable maturity. We determine the fair value of structured liabilities and hybrid financial instruments (where performance is linked to structured interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. In addition, adjustments are made to the valuations of both non-structured and structured liabilities to reflect our own creditworthiness based on the methodology described under the caption "Incorporation of Credit Risk in Fair Value Measurements — Our Own Credit Risk" above.

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

Other Liabilities

Other liabilities measured at fair value include certain securities sold under agreements to repurchase and certain securities sold but not yet purchased. Liabilities arising from securities sold under agreements to repurchase are generally treated as collateralized borrowings. We estimate the fair value of liabilities arising under these agreements by using market-observable interest rates. This methodology considers such factors as the coupon rate, yield curves and other relevant factors. Fair values for securities sold but not yet purchased are based on current market prices.

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2013 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$133	$3,062	$–	$–	$–	$3,195
Obligations of states, municipalities and political subdivisions	–	28,300	1,080	–	–	29,380
Non-U.S. governments	508	21,985	16	–	–	22,509
Corporate debt	–	143,297	1,255	–	–	144,552
RMBS	–	21,207	14,941	–	–	36,148
CMBS	–	5,747	5,735	–	–	11,482
CDO/ABS	–	4,034	6,974	–	–	11,008

Total bonds available for sale	641	227,632	30,001	–	–	258,274

Other bond securities:
U.S. government and government sponsored entities	78	5,645	–	–	–	5,723
Obligations of states, municipalities and political subdivisions	–	121	–	–	–	121
Non-U.S. governments	–	2	–	–	–	2
Corporate debt	–	1,169	–	–	–	1,169
RMBS	–	1,326	937	–	–	2,263
CMBS	–	509	844	–	–	1,353
CDO/ABS	–	3,158	8,834	–	–	11,992

Total other bond securities	78	11,930	10,615	–	–	22,623

Equity securities available for sale:
Common stock	3,218	–	1	–	–	3,219
Preferred stock	–	27	–	–	–	27
Mutual funds	408	2	–	–	–	410

Total equity securities available for sale	3,626	29	1	–	–	3,656

Other equity securities	750	84	–	–	–	834
Mortgage and other loans receivable	–	–	–	–	–	–
Other invested assets	1	2,667	5,930	–	–	8,598
Derivative assets:
Interest rate contracts	14	3,716	41	–	–	3,771
Foreign exchange contracts	–	52	–	–	–	52
Equity contracts	151	106	49	–	–	306
Commodity contracts	–	–	1	–	–	1
Credit contracts	–	–	55	–	–	55
Other contracts	–	1	33	–	–	34
Counterparty netting and cash collateral	–	–	–	(1,734)	(820)	(2,554)

Total derivative assets	165	3,875	179	(1,734)	(820)	1,665

Short-term investments	332	5,981	–	–	–	6,313
Separate account assets	67,708	3,351	–	–	–	71,059
Other assets	–	418	–	–	–	418

Total	$73,301	$255,967	$46,726	$(1,734)	$(820)	$373,440

Liabilities:
Policyholder contract deposits	$–	$72	$312	$–	$–	$384
Derivative liabilities:
Interest rate contracts	–	3,661	141	–	–	3,802
Foreign exchange contracts	–	319	–	–	–	319
Equity contracts	–	101	–	–	–	101
Commodity contracts	–	5	–	–	–	5
Credit contracts	–	–	1,335	–	–	1,335
Other contracts	–	25	142	–	–	167
Counterparty netting and cash collateral	–	–	–	(1,734)	(1,484)	(3,218)

Total derivative liabilities	–	4,111	1,618	(1,734)	(1,484)	2,511

Long-term debt	–	6,377	370	–	–	6,747
Other liabilities	42	891	–	–	–	933

Total	$42	$11,451	$2,300	$(1,734)	$(1,484)	$10,575

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$–	$3,483	$–	$–	$–	$3,483
Obligations of states, municipalities and political subdivisions	–	34,681	1,024	–	–	35,705
Non-U.S. governments	1,004	25,782	14	–	–	26,800
Corporate debt	–	149,625	1,487	–	–	151,112
RMBS	–	22,730	11,662	–	–	34,392
CMBS	–	5,010	4,905	–	–	9,915
CDO/ABS	–	3,492	5,060	–	–	8,552

Total bonds available for sale	1,004	244,803	24,152	–	–	269,959

Other bond securities:
U.S. government and government sponsored entities	266	6,528	–	–	–	6,794
Non-U.S. governments	–	2	–	–	–	2
Corporate debt	–	1,320	–	–	–	1,320
RMBS	–	1,331	396	–	–	1,727
CMBS	–	1,424	803	–	–	2,227
CDO/ABS	–	3,969	8,545	–	–	12,514

Total other bond securities	266	14,574	9,744	–	–	24,584

Equity securities available for sale:
Common stock	3,002	3	24	–	–	3,029
Preferred stock	–	34	44	–	–	78
Mutual funds	83	22	–	–	–	105

Total equity securities available for sale	3,085	59	68	–	–	3,212

Other equity securities	578	84	–	–	–	662
Mortgage and other loans receivable	–	134	–	–	–	134
Other invested assets	125	1,542	5,389	–	–	7,056
Derivative assets:
Interest rate contracts	2	5,521	956	–	–	6,479
Foreign exchange contracts	–	104	–	–	–	104
Equity contracts	104	63	54	–	–	221
Commodity contracts	–	144	1	–	–	145
Credit contracts	–	–	60	–	–	60
Other contracts	–	–	38	–	–	38
Counterparty netting and cash collateral	–	–	–	(2,467)	(909)	(3,376)

Total derivative assets	106	5,832	1,109	(2,467)	(909)	3,671

Short-term investments	285	7,771	–	–	–	8,056
Separate account assets	54,430	2,907	–	–	–	57,337
Other assets	–	696	–	–	–	696

Total	$59,879	$278,402	$40,462	$(2,467)	$(909)	$375,367

Liabilities:
Policyholder contract deposits	$–	$–	$1,257	$–	$–	$1,257
Derivative liabilities:
Interest rate contracts	–	5,582	224	–	–	5,806
Foreign exchange contracts	–	174	–	–	–	174
Equity contracts	–	114	7	–	–	121
Commodity contracts	–	146	–	–	–	146
Credit contracts	–	–	2,051	–	–	2,051
Other contracts	–	6	200	–	–	206
Counterparty netting and cash collateral	–	–	–	(2,467)	(1,976)	(4,443)

Total derivative liabilities	–	6,022	2,482	(2,467)	(1,976)	4,061

Long-term debt	–	7,711	344	–	–	8,055
Other liabilities	30	1,050	–	–	–	1,080

Total	$30	$14,783	$4,083	$(2,467)	$(1,976)	$14,453

(a)  Represents netting of derivative exposures covered by qualifying master netting agreements.

(b)  Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, was $1.3 billion and $120 million, respectively, at December 31, 2013 and $1.9 billion and $299 million, respectively, at December 31, 2012.

Transfers of Level 1 and Level 2 Assets and Liabilities

Our policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the years ended December 31, 2013 and 2012, we transferred $944 million and $464 million,

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the years ended December 31, 2013 and 2012, we transferred $356 million and $888 million, respectively, of securities issued by the U.S. government and government-sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the years ended December 31, 2013 and 2012.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the years ended December 31, 2013 and 2012 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2013 and 2012:

(in millions)	Fair Value Beginning of Year(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year

December 31, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,024	$29	$(175)	$403	$–	$(201)	$1,080	$–
Non-U.S. governments	14	–	(1)	3	1	(1)	16	–
Corporate debt	1,487	8	(19)	(176)	450	(495)	1,255	–
RMBS	11,662	867	466	1,818	186	(58)	14,941	–
CMBS	5,124	24	100	375	161	(49)	5,735	–
CDO/ABS	4,841	161	9	1,946	901	(884)	6,974	–

Total bonds available for sale	24,152	1,089	380	4,369	1,699	(1,688)	30,001	–

Other bond securities:
RMBS	396	66	–	208	267	–	937	(2)
CMBS	812	67	–	(200)	279	(114)	844	29
CDO/ABS	8,536	1,527	–	(2,044)	843	(28)	8,834	681

Total other bond securities	9,744	1,660	–	(2,036)	1,389	(142)	10,615	708

Equity securities available for sale:
Common stock	24	7	(8)	(22)	–	–	1	–
Preferred stock	44	–	3	(47)	–	–	–	–

Total equity securities available for sale	68	7	(5)	(69)	–	–	1	–

Other invested assets	5,389	208	237	64	344	(312)	5,930	–

Total	$39,353	$2,964	$612	$2,328	$3,432	$(2,142)	$46,547	$708

Liabilities:
Policyholder contract deposits	$(1,257)	$744	$(1)	$202	$–	$–	$(312)	$104
Derivative liabilities, net:
Interest rate contracts	732	19	–	(851)	–	–	(100)	35
Equity contracts	47	74	–	(20)	1	(53)	49	30
Commodity contracts	1	–	–	–	–	–	1	(1)
Credit contracts	(1,991)	567	–	144	–	–	(1,280)	711
Other contracts	(162)	42	15	(2)	(2)	–	(109)	7

Total derivative liabilities, net	(1,373)	702	15	(729)	(1)	(53)	(1,439)	782

Long-term debt	(344)	(137)	–	38	(2)	75	(370)	(30)

Total	$(2,974)	$1,309	$14	$(489)	$(3)	$22	$(2,121)	$856

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

(in millions)	Fair Value Beginning of Year*	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year

December 31, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$960	$48	$12	$84	$70	$(150)	$1,024	$–
Non-U.S. governments	9	1	(1)	1	4	–	14	–
Corporate debt	1,935	(44)	145	24	664	(1,237)	1,487	–
RMBS	10,877	522	2,121	(316)	952	(2,494)	11,662	–
CMBS	3,955	(135)	786	636	44	(162)	5,124	–
CDO/ABS	4,220	334	289	10	691	(703)	4,841	–

Total bonds available for sale	21,956	726	3,352	439	2,425	(4,746)	24,152	–

Other bond securities:
Corporate debt	7	–	–	(7)	–	–	–	–
RMBS	303	76	2	(109)	128	(4)	396	42
CMBS	554	70	2	(159)	446	(101)	812	87
CDO/ABS	8,432	3,683	3	(3,968)	386	–	8,536	2,547

Total other bond securities	9,296	3,829	7	(4,243)	960	(105)	9,744	2,676

Equity securities available for sale:
Common stock	57	22	(28)	(33)	6	–	24	–
Preferred stock	99	17	(35)	(36)	11	(12)	44	–

Total equity securities available for sale	156	39	(63)	(69)	17	(12)	68	–

Mortgage and other loans receivable	1	–	–	(1)	–	–	–	–
Other invested assets	6,618	(95)	290	(257)	1,204	(2,371)	5,389	–

Total	$38,027	$4,499	$3,586	$(4,131)	$4,606	$(7,234)	$39,353	$2,676

Liabilities:
Policyholder contract deposits	$(918)	$(275)	$(72)	$8	$–	$–	$(1,257)	$(276)
Derivative liabilities, net:
Interest rate contracts	785	(11)	–	(42)	–	–	732	(56)
Foreign exchange contracts	2	–	–	(2)	–	–	–	–
Equity contracts	28	10	–	12	(3)	–	47	10
Commodity contracts	2	5	–	(6)	–	–	1	6
Credit contracts	(3,273)	638	–	644	–	–	(1,991)	1,172
Other contracts	33	(76)	(18)	15	(116)	–	(162)	(46)

Total derivatives liabilities, net	(2,423)	566	(18)	621	(119)	–	(1,373)	1,086

Long-term debt	(508)	(411)	(77)	242	(14)	424	(344)	(105)

Total	$(3,849)	$(120)	$(167)	$871	$(133)	$424	$(2,974)	$705

*     Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income as follows:

(in millions)	Net Investment Income	Net Realized Capital Gains (Losses)	Other Income	Total

December 31, 2013
Bonds available for sale	$997	$(17)	$109	$1,089
Other bond securities	187	9	1,464	1,660
Equity securities available for sale	–	7	–	7
Other invested assets	210	(42)	40	208
Policyholder contract deposits	–	744	–	744
Derivative liabilities, net	39	43	620	702
Long-term debt	–	–	(137)	(137)

December 31, 2012
Bonds available for sale	$906	$(395)	$215	$726
Other bond securities	3,303	–	526	3,829
Equity securities available for sale	–	39	–	39
Other invested assets	54	(210)	61	(95)
Policyholder contract deposits	–	(275)	–	(275)
Derivative liabilities, net	3	26	537	566
Long-term debt	–	–	(411)	(411)

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

The following table presents the gross components of purchases, sales, issues and settlements, net, shown above:

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issues and Settlements, Net(a)

December 31, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$541	$(138)	$–	$403
Non-U.S. governments	9	–	(6)	3
Corporate debt	487	(114)	(549)	(176)
RMBS	4,424	(266)	(2,340)	1,818
CMBS	1,023	(188)	(460)	375
CDO/ABS	2,662	(159)	(557)	1,946

Total bonds available for sale	9,146	(865)	(3,912)	4,369

Other bond securities:
RMBS	350	(12)	(130)	208
CMBS	24	(71)	(153)	(200)
CDO/ABS	353	(72)	(2,325)	(2,044)

Total other bond securities	727	(155)	(2,608)	(2,036)

Equity securities available for sale	58	(12)	(115)	(69)
Other invested assets	882	(9)	(809)	64

Total assets	$10,813	$(1,041)	$(7,444)	$2,328

Liabilities:
Policyholder contract deposits	$–	$(26)	$228	$202
Derivative liabilities, net	10	(1)	(738)	(729)
Long-term debt(c)	–	–	38	38

Total liabilities	$10	$(27)	$(472)	$(489)

December 31, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$477	$(219)	$(174)	$84
Non-U.S. governments	5	(3)	(1)	1
Corporate debt	283	(75)	(184)	24
RMBS	2,308	(723)	(1,901)	(316)
CMBS	1,137	(318)	(183)	636
CDO/ABS	1,120	(4)	(1,106)	10

Total bonds available for sale	5,330	(1,342)	(3,549)	439

Other bond securities:
Corporate debt	–	–	(7)	(7)
RMBS	–	(45)	(64)	(109)
CMBS	225	(106)	(278)	(159)
CDO/ABS(b)	7,382	(21)	(11,329)	(3,968)

Total other bond securities	7,607	(172)	(11,678)	(4,243)

Equity securities available for sale	67	(56)	(80)	(69)
Mortgage and other loans receivable	–	–	(1)	(1)
Other invested assets	900	(100)	(1,057)	(257)

Total assets	$13,904	$(1,670)	$(16,365)	$(4,131)

Liabilities:
Policyholder contract deposits	$–	$(25)	$33	$8
Derivative liabilities, net	11	(2)	612	621
Long-term debt(c)	–	–	242	242

Total liabilities	$11	$(27)	$887	$871

(a)  There were no issuances during year ended December 31, 2013 and 2012.

(b)  Includes $7.1 billion of securities purchased through the FRBNY's auction of ML III assets.

(c)  Includes GIAs, notes, bonds, loans and mortgages payable.

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2013 and 2012 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above excludes $15 million and $143 million of net losses related to assets and liabilities transferred into Level 3 during 2013 and 2012, respectively, and includes $44 million and $92 million of net gains related to assets and liabilities transferred out of Level 3 during 2013 and 2012, respectively.

Transfers of Level 3 Assets

During the years ended December 31, 2013 and 2012, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS, CDO, ABS, and investments in hedge funds and private equity funds.

•
The transfer of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

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

•
Certain private equity fund investments were transferred into Level 3 due to these investments being carried at fair value and no longer being accounted for using the equity method of accounting.

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

During the years ended December 31, 2013 and 2012, transfers out of Level 3 assets primarily related to certain investments in municipal securities, private placement corporate debt, RMBS, CMBS, CDO/ABS, and investments in hedge funds and private equity funds.

•
Transfers of certain investments in municipal securities, RMBS, CMBS, CDO and certain ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments.

•
Transfers of private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

•
The removal or easing of fund-imposed redemption restrictions, as well as certain fund investments becoming subject to the equity method of accounting resulted in the transfer of certain hedge fund and private equity fund investments out of Level 3 assets.

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the year ended December 31, 2013.

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

Quantitative Information about Level 3 Fair Value Measurements

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments, and includes only those instruments for which information about the inputs is reasonably available to us, such as data from third-party valuation service providers and from internal valuation models. Because input information from third-parties with respect to certain Level 3 instruments (primarily CDO/ABS) may not be reasonably available to us, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

(in millions)	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(a)

Assets:

Corporate debt	$788	Discounted cash flow	Yield(b)	0.00% – 14.29% (6.64%)

RMBS	14,419	Discounted cash flow	Constant prepayment rate(c)	0.00% – 10.35% (4.97%)
			Loss severity(c)	42.60% – 79.07% (60.84%)
			Constant default rate(c)	3.98% – 12.22% (8.10%)
			Yield(c)	2.54% – 7.40% (4.97%)

Certain CDO/ABS	5,414	Discounted cash flow	Constant prepayment rate(c)	5.20% – 10.80% (8.20%)
			Loss severity(c)	48.60% – 63.40% (56.40%)
			Constant default rate(c)	3.20% – 16.20% (9.00%)
			Yield(c)	5.20% – 11.50% (9.40%)

CMBS	5,847	Discounted cash flow	Yield(b)	0.00% – 14.69% (5.58%)

CDO/ABS – Direct		Binomial Expansion	Recovery rate(b)	6.00% – 63.00% (25.00%)
Investment Book	557	Technique (BET)	Diversity score(b)	5 – 35 (12)
			Weighted average life(b)	1.07 – 9.47 years (4.86 years)

Liabilities:

Policyholder contract deposits – GMWB	312	Discounted cash flow	Equity implied volatility(b)	6.00% – 39.00%
			Base lapse rate(b)	1.00% – 40.00%
			Dynamic lapse rate(b)	0.20% – 60.00%
			Mortality rate(b)	0.50% – 40.00%
			Utilization rate(b)	0.50% – 25.00%

Derivative Liabilities – Credit contracts	996	BET	Recovery rate(b)	5.00% – 34.00% (17.00%)
			Diversity score(b)	9 – 32 (13)
			Weighted average life(b)	4.50 – 9.47 years (5.63 years)

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

(in millions)	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(a)

Assets:

Corporate debt	$775	Discounted cash flow	Yield(b)	0.08% – 6.55% (3.31%)

RMBS	10,650	Discounted cash flow	Constant prepayment rate(c)	0.00% – 10.76% (5.03%)
			Loss severity(c)	43.70% – 78.72% (61.21%)
			Constant default rate(c)	4.21% – 13.30% (8.75%)
			Yield(c)	2.23% – 9.42% (5.82%)

Certain CDO/ABS(d)	7,844	Discounted cash flow	Constant prepayment rate(c)	0.00% – 32.25% (11.82%)
			Loss severity(c)	0.00% – 29.38% (6.36%)
			Constant default rate(c)	0.00% – 4.05% (1.18%)
			Yield(c)	5.41% – 10.67% (8.04%)

CMBS	3,251	Discounted cash flow	Yield(b)	0.00% – 19.95% (7.76%)

CDO/ABS – Direct		Binomial Expansion	Recovery rate(b)	3.00% – 63.00% (27.00%)
Investment Book	1,205	Technique (BET)	Diversity score(b)	4 – 44 (13)
			Weighted average life(b)	1.27 – 9.11 years (4.91 years)

Liabilities:

Policyholder contract deposits – GMWB	1,257	Discounted cash flow	Equity implied volatility(b)	6.00% – 39.00%
			Base lapse rate(b)	1.00% – 40.00%
			Dynamic lapse rate(b)	0.20% – 60.00%
			Mortality rate(b)	0.50% – 40.00%
			Utilization rate(b)	0.50% – 25.00%

Derivative Liabilities – Credit contracts	1,436	BET	Recovery rate(b)	3.00% – 37.00% (17.00%)
			Diversity score(b)	9 – 38 (14)
			Weighted average life(b)	5.10 – 8.45 years (5.75 years)

(a)  The unobservable inputs and ranges for the constant prepayment rate, loss severity and constant default rate relate to each of the individual underlying mortgage loans that comprise the entire portfolio of securities in the RMBS and CDO securitization vehicles and not necessarily to the securitization vehicle bonds (tranches) purchased by us. The ranges of these inputs do not directly correlate to changes in the fair values of the tranches purchased by us because there are other factors relevant to the fair values of specific tranches owned by us including, but not limited to, purchase price, position in the waterfall, senior versus subordinated position and attachment points.

(b)  Represents discount rates, estimates and assumptions that we believe would be used by market participants when valuing these assets and liabilities.

(c)  Information received from third-party valuation service providers.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

Corporate Debt

Corporate debt securities included in Level 3 are primarily private placement issuances that are not traded in active markets or that are subject to transfer restrictions. Fair value measurements consider illiquidity and non-transferability. When observable price quotations are not available, fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of publicly-traded debt of the issuer or other comparable securities, considering illiquidity and structure. The significant unobservable input used in the fair value measurement of corporate debt is the yield. The yield is affected by the market movements in credit spreads and U.S. Treasury yields. In addition, the migration in credit quality of a given security generally has a corresponding effect on the fair value measurement of the security. For example, a downward migration of credit quality would increase spreads. Holding U.S. Treasury rates constant, an increase in corporate credit spreads would decrease the fair value of corporate debt.

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

CDO/ABS — Direct Investment book

The significant unobservable inputs used for certain CDO/ABS securities valued using the BET are recovery rates, diversity score, and the weighted average life of the portfolio. An increase in recovery rates and diversity score will increase the fair value of the portfolio. An increase in the weighted average life will decrease the fair value.

Policyholder contract deposits

Embedded derivatives within Policyholder contract deposits relate to guaranteed minimum withdrawal benefits (GMWB) within variable annuity products and certain enhancements to interest crediting rates based on market indices within equity-indexed annuities and guaranteed investment contracts (GICs). GMWB represents our largest exposure of these embedded derivatives, although the carrying value of the liability fluctuates based on the performance of the equity markets and therefore, at a point in time, can be low relative to the exposure. The principal unobservable input used for GMWBs and embedded derivatives in equity-indexed annuities measured at fair value is equity implied volatility. For GMWBs, other significant unobservable inputs include base and dynamic lapse rates, mortality rates, and utilization rates. Lapse, mortality, and utilization rates may vary significantly depending upon age groups and duration. In general, increases in volatility and utilization rates will increase the fair value of the liability associated with GMWB, while increases in lapse rates and mortality rates will decrease the fair value of the liability. Significant unobservable inputs used in valuing embedded derivatives within GICs include long-term forward interest rates and foreign exchange rates. Generally, the embedded derivative liability for GICs will increase as interest rates decrease or if the U.S. dollar weakens compared to the euro.

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

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

		December 31, 2013		December 31, 2012
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using Net Asset Value Per Share (or its equivalent)	Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,544	$578	$2,529	$669

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	346	86	251	52

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	140	13	157	16

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	183	34	184	36

Other	Includes multi-strategy and mezzanine strategies	134	238	112	100

Total private equity funds		3,347	949	3,233	873

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	976	2	788	2

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,759	11	1,318	–

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	612	–	320	–

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	594	15	316	–

Emerging markets	Investments in the financial markets of developing countries	287	–	–	–

Other	Includes multi-strategy and relative value strategies	157	–	66	–

Total hedge funds		4,385	28	2,808	2

Total		$7,732	$977	$6,041	$875

Private equity fund investments included above are not redeemable, as distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager's discretion, typically in one or two-year

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

increments. At December 31, 2013, assuming average original expected lives of 10 years for the funds, 62 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 34 percent between four and six years and 4 percent between seven and 10 years.

The hedge fund investments included above are generally redeemable monthly (14 percent), quarterly (44 percent), semi-annually (22 percent) and annually (20 percent), with redemption notices ranging from one day to 180 days. At December 31, 2013, however, investments representing approximately 57 percent of the total fair value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various contractual restrictions. The majority of these contractual restrictions, which may have been put in place at the fund's inception or thereafter, have pre-defined end dates and are generally expected to be lifted by the end of 2015. The fund investments for which redemption is restricted only in part generally relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

Fair Value Option

Under the fair value option, we may elect to measure at fair value financial assets and financial liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings. We elect the fair value option for certain hybrid securities given the complexity of bifurcating the economic components associated with the embedded derivatives. Refer to Note 11 for additional information related to embedded derivatives.

Additionally, beginning in the third quarter of 2012 we elected the fair value option for investments in certain private equity funds, hedge funds and other alternative investments when such investments are eligible for this election. We believe this measurement basis is consistent with the applicable accounting guidance used by the respective investment company funds themselves. Refer to Note 6 herein for additional information.

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss)
Years Ended December 31, (in millions)
	2013	2012	2011

Assets:
Mortgage and other loans receivable	$3	$47	$11
Bond and equity securities	1,667	2,339	1,273
Other securities – ML II interest	–	246	42
Other securities – ML III interest	–	2,888	(646)
Retained interest in AIA	–	2,069	1,289
Alternative investments(a)	360	36	2
Other, including Short-term investments	11	20	33

Liabilities:
Long-term debt(b)	327	(681)	(966)
Other liabilities	(15)	(33)	(67)

Total gain	$2,353	$6,931	$971

(a)  Includes certain hedge funds, private equity funds and other investment partnerships.

(b)  Includes GIAs, notes, bonds and mortgage payable.

Interest income and dividend income on assets measured under the fair value option are recognized and included in Net investment income in the Consolidated Statements of Income with the exception of activity within AIG's Other Operations, which is included in Other income. Interest on liabilities measured under the fair value option is recognized in interest expense in the Consolidated Statements of Income. See Note 6 herein for additional information about our policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

During 2013, 2012 and 2011, we recognized losses of $54 million, losses of $641 million and gains of $420 million, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings for which the fair value option was elected:

	December 31, 2013			December 31, 2012
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$–	$–	$–	$134	$141	$(7)
Liabilities:
Long-term debt*	$6,747	$5,231	$1,516	$8,055	$5,705	$2,350

*     Includes GIAs, notes, bonds, loans and mortgages payable.

There were no mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due or in non-accrual status at December 31, 2013 and 2012.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, investments in life settlements, collateral securing foreclosed loans and real estate and other fixed assets, goodwill and other intangible assets. See Note 6 herein for additional information about how we test various asset classes for impairment.

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2013	2012	2011

December 31, 2013
Investment real estate	$–	$–	$–	$–	$–	$–	$18
Other investments	–	–	1,615	1,615	112	151	327
Investments in life settlements	–	–	896	896	971	309	312
Other assets	–	11	48	59	31	11	3

Total	$–	$11	$2,559	$2,570	$1,114	$471	$660

December 31, 2012
Other investments	$–	$–	$1,930	$1,930
Investments in life settlements	–	–	120	120
Other assets	–	3	18	21

Total	$–	$3	$2,068	$2,071

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

Information regarding the estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts and lease contracts) is discussed below:

•
Mortgage and other loans receivable:  Fair values of loans on real estate and other loans receivable were estimated for disclosure purposes using discounted cash flow calculations based on discount rates that we believe market participants would use in determining the price that they would pay for such assets. For certain loans, our current incremental lending rates for similar types of loans are used as the discount rates, because we believe this

AIG 2013 Form 10-K

ITEM 8 / NOTE 5. FAIR VALUE MEASUREMENTS

  rate approximates the rates market participants would use. The fair values of policy loans are generally estimated based on unpaid principal amount as of each reporting date or, in some cases, based on the present value of the loans using a discounted cash flow model. No consideration is given to credit risk because policy loans are effectively collateralized by the cash surrender value of the policies.

•
Other invested assets:  The majority of Other invested assets that are not measured at fair value represent investments in life settlements. The fair value of investments in life settlements is determined using a discounted cash flow methodology that incorporates best available market assumptions for longevity as well as market yields based on reported transactions. Due to the individual life nature of each investment in life settlements and the illiquidity of the existing market, significant inputs to the fair value are unobservable.

•
Cash and short-term investments:  The carrying values of these assets approximate fair values because of the relatively short period of time between origination and expected realization, and their limited exposure to credit risk.

•
Policyholder contract deposits associated with investment-type contracts:  Fair values for policyholder contract deposits associated with investment-type contracts not accounted for at fair value were estimated using discounted cash flow calculations based on interest rates currently being offered for similar contracts with maturities consistent with those of the contracts being valued. When no similar contracts are being offered, the discount rate is the appropriate swap rate (if available) or current risk-free interest rate consistent with the currency in which the cash flows are denominated.

•
Other liabilities:  The majority of Other liabilities that are financial instruments not measured at fair value represent secured financing arrangements, including repurchase agreements. The carrying values of these liabilities approximate fair value, because the financing arrangements are short-term and are secured by cash or other liquid collateral.

•
Long-term debt:  Fair values of these obligations were determined by reference to quoted market prices, when available and appropriate, or discounted cash flow calculations based upon our current market-observable implicit-credit-spread rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

The following table presents the carrying values and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
					Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total

December 31, 2013
Assets:
Mortgage and other loans receivable	$–	$219	$21,418	$21,637	$20,765
Other invested assets	–	529	2,705	3,234	4,194
Short-term investments	–	15,304	–	15,304	15,304
Cash	2,241	–	–	2,241	2,241
Liabilities:
Policyholder contract deposits associated with investment-type contracts	–	199	114,361	114,560	105,093
Other liabilities	–	4,869	1	4,870	4,869
Long-term debt	–	36,239	2,394	38,633	34,946

December 31, 2012
Assets:
Mortgage and other loans receivable	$–	$823	$19,396	$20,219	$19,348
Other invested assets	–	237	3,521	3,758	4,932
Short-term investments	–	20,752	–	20,752	20,752
Cash	1,151	–	–	1,151	1,151
Liabilities:
Policyholder contract deposits associated with investment-type contracts	–	245	123,860	124,105	105,979
Other liabilities	–	3,981	818	4,799	4,800
Long-term debt	–	43,966	1,925	45,891	40,445

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

6. INVESTMENTS

Fixed Maturity and Equity Securities

Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or are measured at fair value at our election. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2013 or 2012.

Fixed maturity and equity securities classified as available for sale are carried at fair value. Unrealized gains and losses from available for sale investments in fixed maturity and equity securities are reported as a separate component of Accumulated other comprehensive income, net of deferred policy acquisition costs and deferred income taxes, in shareholders' equity. Realized and unrealized gains and losses from fixed maturity and equity securities measured at fair value at our election are reflected in Net investment income (for insurance subsidiaries) or Other income (for Other Operations). Investments in fixed maturity and equity securities are recorded on a trade-date basis.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

December 31, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$3,084	$150	$(39)	$3,195	$–
Obligations of states, municipalities and political subdivisions	28,704	1,122	(446)	29,380	(15)
Non-U.S. governments	22,045	822	(358)	22,509	–
Corporate debt	139,461	7,989	(2,898)	144,552	74
Mortgage-backed, asset-backed and collateralized:
RMBS	33,520	3,101	(473)	36,148	1,670
CMBS	11,216	558	(292)	11,482	125
CDO/ABS	10,501	649	(142)	11,008	62

Total mortgage-backed, asset-backed and collateralized	55,237	4,308	(907)	58,638	1,857

Total bonds available for sale(b)	248,531	14,391	(4,648)	258,274	1,916

Equity securities available for sale:
Common stock	1,280	1,953	(14)	3,219	–
Preferred stock	24	4	(1)	27	–
Mutual funds	422	12	(24)	410	–

Total equity securities available for sale	1,726	1,969	(39)	3,656	–

Total	$250,257	$16,360	$(4,687)	$261,930	$1,916

December 31, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$3,161	$323	$(1)	$3,483	$–
Obligations of states, municipalities and political subdivisions	33,042	2,685	(22)	35,705	2
Non-U.S. governments	25,449	1,395	(44)	26,800	–
Corporate debt	135,728	15,848	(464)	151,112	115
Mortgage-backed, asset-backed and collateralized:
RMBS	31,330	3,379	(317)	34,392	1,330
CMBS	9,449	770	(304)	9,915	(79)
CDO/ABS	7,990	806	(244)	8,552	82

Total mortgage-backed, asset-backed and collateralized	48,769	4,955	(865)	52,859	1,333

Total bonds available for sale(b)	246,149	25,206	(1,396)	269,959	1,450

Equity securities available for sale:
Common stock	1,492	1,574	(37)	3,029	–
Preferred stock	55	23	–	78	–
Mutual funds	93	12	–	105	–

Total equity securities available for sale	1,640	1,609	(37)	3,212	–

Total	$247,789	$26,815	$(1,433)	$273,171	$1,450

(a)  Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)  At December 31, 2013 and 2012, bonds available for sale held by us that were below investment grade or not rated totaled $32.6 billion and $29.6 billion, respectively.

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$1,101	$34	$42	$5	$1,143	$39
Obligations of states, municipalities and political subdivisions	6,134	379	376	67	6,510	446
Non-U.S. governments	4,102	217	710	141	4,812	358
Corporate debt	38,495	2,251	4,926	647	43,421	2,898
RMBS	8,543	349	1,217	124	9,760	473
CMBS	3,191	176	1,215	116	4,406	292
CDO/ABS	2,845	62	915	80	3,760	142

Total bonds available for sale	64,411	3,468	9,401	1,180	73,812	4,648

Equity securities available for sale:
Common stock	96	14	–	–	96	14
Preferred stock	5	1	–	–	5	1
Mutual funds	369	24	–	–	369	24

Total equity securities available for sale	470	39	–	–	470	39

Total	$64,881	$3,507	$9,401	$1,180	$74,282	$4,687

December 31, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$153	$1	$–	$–	$153	$1
Obligations of states, municipalities and political subdivisions	692	11	114	11	806	22
Non-U.S. governments	1,555	19	442	25	1,997	44
Corporate debt	8,483	201	3,229	263	11,712	464
RMBS	597	28	1,661	289	2,258	317
CMBS	404	8	1,481	296	1,885	304
CDO/ABS	393	3	1,624	241	2,017	244

Total bonds available for sale	12,277	271	8,551	1,125	20,828	1,396

Equity securities available for sale:
Common stock	247	36	18	1	265	37
Mutual funds	3	–	–	–	3	–

Total equity securities available for sale	250	36	18	1	268	37

Total	$12,527	$307	$8,569	$1,126	$21,096	$1,433

At December 31, 2013, we held 7,652 and 126 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 848 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2013, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for Sale		Fixed Maturity Securities Available for Sale in a Loss Position
December 31, 2013 (in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$10,470	$10,678	$739	$726
Due after one year through five years	50,698	53,410	7,620	7,471
Due after five years through ten years	70,096	72,386	22,534	21,445
Due after ten years	62,030	63,162	28,734	26,244
Mortgage-backed, asset-backed and collateralized	55,237	58,638	18,833	17,926

Total	$248,531	$258,274	$78,460	$73,812

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Years Ended December 31,
	2013		2012		2011
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Gains	Gross Realized Losses

Fixed maturity securities	$2,634	$202	$2,778	$171	$2,042	$129
Equity securities	130	19	515	31	199	35

Total	$2,764	$221	$3,293	$202	$2,241	$164

For the year ended December 31, 2013, 2012 and 2011, the aggregate fair value of available for sale securities sold was $35.9 billion, $40.3 billion and $44.0 billion, which resulted in net realized capital gains of $2.5 billion, $3.1 billion and $2.1 billion, respectively.

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	December 31, 2013		December 31, 2012
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

Fixed maturity securities:
U.S. government and government sponsored entities	$5,723	24%	$6,794	27%
Obligations of states, territories and political subdivisions	121	1	–	–
Non-U.S. governments	2	–	2	–
Corporate debt	1,169	5	1,320	5
Mortgage-backed, asset-backed and collateralized:
RMBS	2,263	10	1,727	7
CMBS	1,353	6	2,227	9
CDO/ABS and other collateralized*	11,985	51	12,506	50

Total mortgage-backed, asset-backed and collateralized	15,601	67	16,460	66
Other	7	–	8	–

Total fixed maturity securities	22,623	97	24,584	98

Equity securities	834	3	662	2

Total	$23,457	100%	$25,246	100%

*     Includes $1.0 billion and $0.9 billion of U.S. Government agency backed ABS at December 31, 2013 and 2012, respectively.

Other Invested Assets

The following table summarizes the carrying values of other invested assets:

December 31, (in millions)	2013	2012

Alternative investments(a)	$19,709	$18,990
Mutual funds	85	128
Investment real estate(b)	3,113	3,195
Aircraft asset investments(c)	763	984
Investments in life settlements	3,601	4,357
All other investments	1,388	1,463

Total	$28,659	$29,117

(a)  Includes hedge funds, private equity funds, affordable housing partnerships, investments in life settlements and other investment partnerships.

(b)  Net of accumulated depreciation of $513 million and $469 million in 2013 and 2012, respectively.

(c)  Consist primarily of AIG Life and Retirement investments in aircraft equipment held in consolidated trusts.

Other Invested Assets Carried at Fair Value

Certain hedge funds, private equity funds, affordable housing partnerships and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income with the exception of investments of AIG's Other Operations, for which such changes are reported in Other income. Other investments in hedge funds, private equity funds, affordable housing partnerships and other investment partnerships in which our insurance operations do not hold aggregate interests sufficient to exercise more than minor influence over the respective partnerships are reported at fair value with changes in fair value recognized as a component of Accumulated other comprehensive income. These investments are subject to other-than-temporary impairment evaluations (see discussion below on evaluating equity investments for other-than-temporary impairment). The gross unrealized loss recorded in Other comprehensive income on such

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

investments was $15 million and $68 million at December 31, 2013 and 2012, respectively, the majority of which pertains to investments in private equity funds and hedge funds that have been in continuous unrealized loss positions for less than 12 months.

Other Invested Assets — Equity Method Investments

We account for hedge funds, private equity funds, affordable housing partnerships and other investment partnerships using the equity method of accounting unless our interest is so minor that we may have virtually no influence over partnership operating and financial policies, or we have elected the fair value option. Under the equity method of accounting, our carrying value generally is our share of the net asset value of the funds or the partnerships, and changes in our share of the net asset values are recorded in Net investment income with the exception of investments of AIG's Other Operations, for which such changes are reported in Other income. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments, which is one to three months prior to the end of our reporting period. The financial statements of these investees are generally audited annually.

Direct private equity investments entered into for strategic purposes and not solely for capital appreciation or for income generation are also accounted for under the equity method. Dividends received from our other strategic investments were $80 million, $8 million and $17 million for the years ended December 31, 2013, 2012, and 2011, respectively. The undistributed earnings of other strategic investments in which our ownership interest is less than 50 percent were $17 million, $51 million and $9 million at December 31, 2013, 2012, and 2011, respectively.

On October 29, 2010, we completed an IPO of 8.08 billion ordinary shares of AIA for aggregate gross proceeds of approximately $20.5 billion. Upon completion of the IPO, we owned 33 percent of AIA's outstanding shares. Accordingly, we deconsolidated AIA and recorded a pre-tax gain of $16.3 billion in 2010. On March 7, 2012, we sold approximately 1.72 billion ordinary shares of AIA for gross proceeds of approximately $6.0 billion. On September 11, 2012, we sold approximately 600 million ordinary shares of AIA for gross proceeds of approximately $2.0 billion. On December 20, 2012, we sold approximately 1.65 billion ordinary shares of AIA for gross proceeds of approximately $6.5 billion. As a result of these sales, we retained no interest in AIA as of December 31, 2012. We accounted for our investment in AIA under the fair value option with gains and losses recorded in Net investment income. We recorded fair value option gains from our investment in AIA of $2.1 billion and $1.3 billion for the years ended December 31, 2012 and 2011.

Summarized Financial Information of AIA

The following is summarized financial information of AIA:

Year Ended December 31, (in millions)	2011

Operating results:
Total revenues	$13,802
Total expenses	(12,436)

Net income	$1,366

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

Summarized Financial Information of Other Equity Method Investees

The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31, (in millions)	2013	2012	2011

Operating results:
Total revenues	$19,181	$9,438	$12,749
Total expenses	(5,515)	(5,183)	(3,530)

Net income	$13,666	$4,255	$9,219

At December 31, (in millions)	2013	2012

Balance sheet:
Total assets	$150,586	$139,681
Total liabilities	$(25,134)	$(26,529)

The following table presents the carrying value and ownership percentage of equity method investments:

	2013		2012

(in millions, except percentages)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

All other equity method investments	$12,921	Various	$11,544	Various

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

Investments in Life Settlements

Investments in life settlements are accounted for under the investment method. Under the investment method, we recognize our initial investment in life settlements at the transaction price plus all initial direct external costs. Continuing costs to keep the policy in force, primarily life insurance premiums, increase the carrying value of the investment. We recognize income on individual investments in life settlements when the insured dies, at an amount equal to the excess of the investment proceeds over the carrying amount of the investment at that time. These investments are subject to impairment review, as discussed below.

During 2013, 2012 and 2011, income recognized on investments in life settlements was $334 million, $253 million and $320 million, respectively, and is included in Net investment income in the Consolidated Statements of Income.

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

The following table presents further information regarding investments in life settlements:

	December 31, 2013
(dollars in millions)	Number of Contracts	Carrying Value	Face Value (Death Benefits)

Remaining Life Expectancy of Insureds:
0 – 1 year	1	$–	$–
1 – 2 years	9	5	10
2 – 3 years	26	14	29
3 – 4 years	72	41	84
4 – 5 years	138	119	289
Thereafter	5,030	3,422	16,328

Total	5,276	$3,601	$16,740

Remaining life expectancy for year 0-1 references policies whose current life expectancy is less than 12 months as of the valuation date. Remaining life expectancy is not an indication of expected maturity. Actual maturity dates in any category may vary significantly (either earlier or later) from the remaining life expectancies reported above.

At December 31, 2013, management's best estimate of the life insurance premiums required to keep the investments in life settlements in force, payable in the 12 months ending December 31, 2014 and the four succeeding years ending December 31, 2018 are $549 million, $575 million, $590 million, $613 million and $638 million, respectively.

Net Investment Income

Net investment income represents income primarily from the following sources:

•
Interest income and related expenses, including amortization of premiums and accretion of discounts on bonds with changes in the timing and the amount of expected principal and interest cash flows reflected in the yield, as applicable.

•
Dividend income from common and preferred stock and distributions from other investments.

•
Realized and unrealized gains and losses from investments in other securities and investments for which we elected the fair value option.

•
Earnings from private equity funds and hedge fund investments accounted for under the equity method.

•
The difference between the carrying amount of an investment in life settlements and the life insurance proceeds of the underlying life insurance policy recorded in income upon the death of the insured.

•
Changes in the fair values of our interests in ML II, AIA and MetLife securities prior to sale and change in the fair value of our interests in ML III prior to the FRBNY liquidation of ML III assets.

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

The following table presents the components of Net investment income:

Years Ended December 31, (in millions)	2013	2012	2011

Fixed maturity securities, including short-term investments	$12,044	$12,592	$11,814
Change in fair value of ML II	–	246	42
Change in fair value of ML III	–	2,888	(646)
Change in fair value of AIA securities including realized gain	–	2,069	1,289
Change in the fair value of MetLife securities prior to their sale	–	–	(157)
Equity securities	178	162	92
Interest on mortgage and other loans	1,144	1,083	1,065
Alternative investments*	2,803	1,769	1,622
Real estate	128	127	107
Other investments	61	11	36

Total investment income	16,358	20,947	15,264
Investment expenses	548	604	509

Net investment income	$15,810	$20,343	$14,755

*     Includes hedge funds, private equity funds, affordable housing partnerships, investments in life settlements and other investment partnerships.

Net Realized Capital Gains and Losses

Net realized capital gains and losses are determined by specific identification. The net realized capital gains and losses are generated primarily from the following sources:

•
Sales of available for sale fixed maturity securities, available for sale equity securities and real estate.

•
Reductions to the cost basis of available for sale fixed maturity securities, available for sale equity securities and certain other invested assets for other-than-temporary impairments.

•
Impairments on investments in life settlements.

•
Changes in fair value of derivatives except for (1) those instruments at AIGFP that are not intermediated on behalf of other AIG subsidiaries and (2) those instruments that are designated as hedging instruments when the change in the fair value of the hedged item is not reported in Net realized capital gains (losses).

•
Exchange gains and losses resulting from foreign currency transactions.

The following table presents the components of Net realized capital gains (losses):

Years Ended December 31, (in millions)	2013	2012	2011

Sales of fixed maturity securities	$2,432	$2,607	$1,913
Sales of equity securities	111	484	164
Other-than-temporary impairments:
Severity	(6)	(44)	(51)
Change in intent	(48)	(62)	(12)
Foreign currency declines	(1)	(8)	(32)
Issuer-specific credit events	(265)	(1,048)	(1,165)
Adverse projected cash flows	(7)	(5)	(20)
Provision for loan losses	(26)	104	48
Change in the fair value of MetLife securities prior to their sale	–	–	(191)
Foreign exchange transactions	151	(233)	(96)
Derivative instruments	92	(685)	447
Impairments of investments in life settlements	(971)	(309)	(312)
Other	282	129	(2)

Net realized capital gains	$1,744	$930	$691

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Years Ended December 31,
(in millions)	2013	2012

Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturities	$(14,066)	$10,599
Equity securities	360	(232)
Other investments	101	343

Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$(13,605)	$10,710

*     Excludes net unrealized gains attributable to businesses held for sale.

Evaluating Investments for Other-Than-Temporary Impairments

Fixed Maturity Securities

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized capital losses. When assessing our intent to sell a fixed maturity security, or whether it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition our investment portfolio, sales of securities to meet cash flow needs and sales of securities to take advantage of favorable pricing.

For fixed maturity securities for which a credit impairment has occurred, the amortized cost is written down to the estimated recovery value with a corresponding charge to realized capital losses. The estimated recovery value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not related to a credit impairment is recognized in unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken (a separate component of accumulated other comprehensive income).

When estimating future cash flows for structured fixed maturity securities (e.g., RMBS, CMBS, CDO, ABS) management considers historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs, which vary by asset class:

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

We consider severe price declines in our assessment of potential credit impairments. We may also modify our model inputs when we determine that price movements in certain sectors are indicative of factors not captured by the cash flow models.

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, we prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security.

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Years Ended December 31, (in millions)	2013	2012	2011

Balance, beginning of year	$5,164	$6,504	$6,786
Increases due to:
Credit impairments on new securities subject to impairment losses	47	194	235
Additional credit impairments on previously impaired securities	78	483	735
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(643)	(1,105)	(529)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	–	(5)	–
Accretion on securities previously impaired due to credit*	(774)	(915)	(544)
Hybrid securities with embedded credit derivatives reclassified to other bond securities	–	–	(179)
Other	–	8	–

Balance, end of year	$3,872	$5,164	$6,504

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

•
A discrete credit event has occurred resulting in (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court-supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

•
We have concluded that we may not realize a full recovery on our investment, regardless of the occurrence of one of the foregoing events.

The determination that an equity security is other-than-temporarily impaired requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. In addition to the above criteria, all equity securities that have been in a continuous decline in value below cost over twelve months are impaired. We also consider circumstances of a rapid and severe market valuation decline (50 percent or more) discount to cost, in which we could not reasonably assert that the impairment period would be temporary (severity losses).

Other Invested Assets

Our investments in private equity funds and hedge funds are evaluated for impairment similar to the evaluation of equity securities for impairments as discussed above. Such evaluation considers market conditions, events and

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

volatility that may impact the recoverability of the underlying investments within these private equity funds and hedge funds and is based on the nature of the underlying investments and specific inherent risks. Such risks may evolve based on the nature of the underlying investments.

Our investments in life settlements are monitored for impairment on a contract-by-contract basis quarterly. An investment in life settlements is considered impaired if the undiscounted cash flows resulting from the expected proceeds from the investment in life settlements would not be sufficient to recover our estimated future carrying amount of the investment in life settlements, which is the current carrying amount for the investment in life settlements plus anticipated undiscounted future premiums and other capitalizable future costs, if any. Impaired investments in life settlements are written down to their estimated fair value which is determined on a discounted cash flow basis, incorporating current market longevity assumptions and market yields.

In general, fair value estimates for the investments in life settlements are calculated using cash flows based on medical underwriting ratings of the policies from a third-party underwriter, applied to an industry mortality table. Our new mortality assumptions are based on an industry table that was supplemented with proprietary data on the older age mortality of U.S. insured lives. In addition, mortality improvement factors were applied to our new assumptions based on our view of future mortality improvements likely to apply to the U.S. insured lives population. These mortality improvement assumptions were based on our analysis of various public industry sources and proprietary research. Using these new mortality assumptions coupled with the adopted future mortality improvement rates, we revised our estimate of future net cash flows from the investments in life settlements. This resulted in a significant increase in the number of investments in life settlements identified as impaired as of December 31, 2013.

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

Purchased Credit Impaired (PCI) Securities

We purchase certain RMBS securities that have experienced deterioration in credit quality since their issuance. We determine, based on our expectations as to the timing and amount of cash flows expected to be received, whether it is probable at acquisition that we will not collect all contractually required payments for these PCI securities, including both principal and interest after considering the effects of prepayments. At acquisition, the timing and amount of the undiscounted future cash flows expected to be received on each PCI security is determined based on our best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. At acquisition, the difference between the undiscounted expected future cash flows of the PCI securities and the recorded investment in the securities represents the initial accretable yield, which is accreted into Net investment income over their remaining lives on a level-yield basis. Additionally, the difference between the contractually required payments on the PCI securities and the undiscounted expected future cash flows represents the non-accretable difference at acquisition. The accretable yield and the non-accretable difference will change over time, based on actual payments received and changes in estimates of undiscounted expected future cash flows, which are discussed further below.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition

Contractually required payments (principal and interest)	$25,374
Cash flows expected to be collected*	20,037
Recorded investment in acquired securities	13,077

*     Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	December 31, 2013	December 31, 2012

Outstanding principal balance	$14,741	$11,791
Amortized cost	10,110	7,718
Fair value	11,338	8,823

The following table presents activity for the accretable yield on PCI securities:

Years Ended December 31, (in millions)	2013	2012

Balance, beginning of year	$4,766	$4,135
Newly purchased PCI securities	1,773	1,620
Disposals	(60)	(298)
Accretion	(719)	(672)
Effect of changes in interest rate indices	302	(213)
Net reclassification from non-accretable difference, including effects of prepayments	878	194

Balance, end of year	$6,940	$4,766

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

Secured financing transactions also include securities sold under agreements to repurchase (repurchase agreements), in which we transfer securities in exchange for cash, with an agreement by us to repurchase the same or substantially similar securities. In the majority of these repurchase agreements, the securities transferred by us may be sold or repledged by the counterparties. Repurchase agreements entered into by the DIB are carried at fair value based on market-observable interest rates. All other repurchase agreements are recorded at their contracted repurchase amounts plus accrued interest.

The following table presents the fair value of securities pledged to counterparties under secured financing transactions:

(in millions)	December 31, 2013	December 31, 2012

Securities available for sale	$3,907	$8,180
Other securities	2,766	2,985

AIG 2013 Form 10-K

ITEM 8 / NOTE 6. INVESTMENTS

Prior to January 1, 2012, in the case of repurchase agreements where we did not obtain collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities during the term of the contract (generally less than 90 percent of the security value), we accounted for the transaction as a sale of the security and reported the obligation to repurchase the security as a derivative contract. The fair value of securities transferred under repurchase agreements accounted for as sales was $2.1 billion at December 31, 2011. Effective January 1, 2012, the level of collateral received by the transferor in a repurchase agreement or similar arrangement is no longer relevant in determining whether the transaction should be accounted for as a sale. There were no repurchase agreements accounted for as sales as of December 31, 2013.

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	December 31, 2013	December 31, 2012

Securities collateral pledged to us	$8,878	$11,039
Amount repledged by us	71	33

Insurance — Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance agreements, were $6.7 billion and $8.9 billion at December 31, 2013 and 2012, respectively.

Other Pledges

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $57 million and $84 million of stock in FHLBs at December 31, 2013 and December 31, 2012, respectively. To the extent an AIG subsidiary borrows from the FHLB, its ownership interest in the stock of FHLBs will be pledged to the FHLB. In addition, our subsidiaries have pledged securities available for sale with a fair value of $80 million and $341 million at December 31, 2013 and 2012, respectively, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations approximated $4.2 billion and $4.4 billion at December 31, 2013 and December 31, 2012, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

AIG 2013 Form 10-K

ITEM 8 / NOTE 7. LENDING ACTIVITIES

7. LENDING ACTIVITIES

Mortgage and other loans receivable include commercial mortgages, life insurance policy loans, commercial loans, and other loans and notes receivable. Commercial mortgages, commercial loans, and other loans and notes receivable are carried at unpaid principal balances less credit allowances and plus or minus adjustments for the accretion or amortization of discount or premium. Interest income on such loans is accrued as earned.

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

The following table presents the composition of Mortgages and other loans receivable:

(in millions)	December 31, 2013	December 31, 2012

Commercial mortgages*	$16,195	$13,788
Life insurance policy loans	2,830	2,952
Commercial loans, other loans and notes receivable	2,052	3,147

Total mortgage and other loans receivable	21,077	19,887
Allowance for losses	(312)	(405)

Mortgage and other loans receivable, net	$20,765	$19,482

*     Commercial mortgages primarily represent loans for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (18 percent and 17 percent, respectively, at December 31, 2013 and 22 percent and 15 percent, respectively, at December 31, 2012).

The following table presents the credit quality indicators for commercial mortgage loans:

	Number of Loans	Class
December 31, 2013 (dollars in millions)									Percent of Total $
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)

Credit Quality Indicator:
In good standing	978	$2,786	$4,636	$3,364	$1,607	$1,431	$1,970	$15,794	98%
Restructured(a)	9	53	210	6	–	–	85	354	2
90 days or less delinquent	2	–	–	5	–	–	–	5	–
>90 days delinquent or in process of foreclosure	6	–	42	–	–	–	–	42	–

Total(b)	995	$2,839	$4,888	$3,375	$1,607	$1,431	$2,055	$16,195	100%

Allowance for losses		$10	$109	$9	$19	$3	$51	$201	1%

December 31, 2012
(dollars in millions)

Credit Quality Indicator:
In good standing	998	$1,549	$4,698	$2,640	$1,654	$1,153	$1,671	$13,365	97%
Restructured(a)	8	50	207	7	2	–	22	288	2
90 days or less delinquent	4	–	17	–	–	–	–	17	–
>90 days delinquent or in process of foreclosure	6	–	13	26	–	–	79	118	1

Total(b)	1,016	$1,599	$4,935	$2,673	$1,656	$1,153	$1,772	$13,788	100%

Allowance for losses		$5	$74	$19	$19	$1	$41	$159	1%

(a)  Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. See discussion of troubled debt restructurings below.

(b)  Does not reflect allowance for losses.

(c)  Approximately 99 percent of the commercial mortgages held at such respective dates were current as to payments of principal and interest.

AIG 2013 Form 10-K

ITEM 8 / NOTE 7. LENDING ACTIVITIES

Methodology Used to Estimate the Allowance for Losses

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2013			2012			2011
Years Ended December 31, (in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total

Allowance, beginning of year	$159	$246	$405	$305	$435	$740	$470	$408	$878
Loans charged off	(12)	(104)	(116)	(23)	(21)	(44)	(78)	(47)	(125)
Recoveries of loans previously charged off	3	6	9	13	4	17	37	1	38

Net charge-offs	(9)	(98)	(107)	(10)	(17)	(27)	(41)	(46)	(87)
Provision for loan losses	52	(32)	20	(136)	33	(103)	(69)	51	(18)
Other	(1)	(5)	(6)	–	–	–	(55)	–	(55)
Activity of discontinued operations	–	–	–	–	(205)	(205)	–	22	22

Allowance, end of year	$201*	$111	$312	$159*	$246	$405	$305*	$435	$740

*     Of the total allowance at the end of the year, $93 million and $47 million relates to individually assessed credit losses on $264 million and $286 million of commercial mortgage loans as of December 31, 2013 and 2012, respectively.

Troubled Debt Restructurings

We modify loans to optimize their returns and improve their collectability, among other things. When we undertake such a modification with a borrower that is experiencing financial difficulty and the modification involves us granting a concession to the troubled debtor, the modification is a troubled debt restructuring (TDR). We assess whether a borrower is experiencing financial difficulty based on a variety of factors, including the borrower's current default on any of its outstanding debt, the probability of a default on any of its debt in the foreseeable future without the modification, the insufficiency of the borrower's forecasted cash flows to service any of its outstanding debt (including both principal and interest), and the borrower's inability to access alternative third-party financing at an interest rate that would be reflective of current market conditions for a non-troubled debtor. Concessions granted may include extended maturity dates, interest rate changes, principal forgiveness, payment deferrals and easing of loan covenants.

As of December 31, 2013 and 2012, we held no significant loans that had been modified in a TDR during those respective years.

AIG 2013 Form 10-K

ITEM 8 / NOTE 8. REINSURANCE

8. REINSURANCE

In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. In addition, our general insurance subsidiaries assume reinsurance from other insurance companies. We determine the portion of the incurred but not reported (IBNR) loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. We remain liable to the extent that our reinsurers do not meet their obligation under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for doubtful accounts requires judgment for which key inputs typically include historical trends regarding uncollectible balances, disputes and credit events as well as specific reviews of balances in dispute or subject to credit impairment. The allowance for doubtful accounts on reinsurance assets was $276 million and $338 million at December 31, 2013 and 2012, respectively. Changes in the allowance for doubtful accounts on reinsurance are reflected in Policyholder benefits and claims incurred within the Consolidated Statements of Income.

The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

	2013		2012
At December 31, (in millions)	As Reported	Net of Reinsurance	As Reported	Net of Reinsurance

Liability for unpaid claims and claims adjustment expense(a)	$(81,547)	$(64,316)	$(87,991)	$(68,782)
Future policy benefits for life and accident and health insurance contracts	(40,653)	(39,619)	(40,523)	(39,591)
Reserve for unearned premiums	(21,953)	(18,532)	(22,537)	(18,934)
Reinsurance assets(b)	21,686	–	23,744	–

(a)  In both 2013 and 2012, the Net of Reinsurance amount reflects the cession under the June 17, 2011 transaction with National Indemnity Company (NICO) of $1.6 billion.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 8. REINSURANCE

The following table presents short-duration insurance premiums written and earned:

	AIG Property Casualty			Mortgage Guaranty			Eliminations			Total
Years Ended December 31, (in millions)
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011

Premiums written:
Direct	$39,545	$40,428	$41,710	$1,099	$938	$898	$–	$–	$–	$40,644	$41,366	$42,608
Assumed	3,659	3,428	3,031	(13)	(10)	–	3	7	2	3,649	3,425	3,033
Ceded	(8,816)	(9,420)	(9,901)	(38)	(70)	(97)	(3)	(7)	(2)	(8,857)	(9,497)	(10,000)

Net	$34,388	$34,436	$34,840	$1,048	$858	$801	$–	$–	$–	$35,436	$35,294	$35,641

Premiums earned:
Direct	$38,996	$40,954	$42,878	$840	$754	$835	$–	$–	$–	$39,836	$41,708	$43,713
Assumed	3,521	3,254	3,294	7	31	55	(18)	(30)	(46)	3,510	3,255	3,303
Ceded	(8,564)	(9,335)	(10,483)	(38)	(70)	(98)	18	30	46	(8,584)	(9,375)	(10,535)

Net	$33,953	$34,873	$35,689	$809	$715	$792	$—	$–	$–	$34,762	$35,588	$36,481

For the years ended December 31, 2013, 2012 and 2011, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $3.3 billion, $4.5 billion and $6.1 billion, respectively.

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

The following table presents premiums for our long-duration insurance and retirement services operations:

	AIG Life and Retirement			Divested Businesses			Total
Years Ended December 31, (in millions)
	2013	2012	2011	2013	2012	2011	2013	2012	2011

Gross premiums	$3,269	$3,066	$3,140	$9	$11	$17	$3,278	$3,077	$3,157
Ceded premiums	(673)	(602)	(591)	–	–	(6)	(673)	(602)	(597)

Net	$2,596	$2,464	$2,549	$9	$11	$11	$2,605	$2,475	$2,560

Long-duration reinsurance recoveries, which reduced Policyholder benefits and claims incurred, were approximately $714 million, $758 million and $611 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

The following table presents long-duration insurance in force ceded to other insurance companies:

At December 31, (in millions)	2013	2012	2011*

Long-duration insurance in force ceded	$122,012	$129,159	$140,156

*     Excludes amounts related to held-for-sale entities.

Long-duration insurance in force assumed represented 0.05 percent of gross long-duration insurance in force at December 31, 2013, 0.05 percent at December 31, 2012 and 0.07 percent at December 31, 2011, and premiums assumed by AIG Life and Retirement represented 0.4 percent, 0.6 percent and 0.7 percent of gross premiums for the years ended December 31, 2013, 2012 and 2011, respectively.

AIG Life and Retirement utilizes internal and third-party reinsurance relationships to manage insurance risks and to facilitate capital management strategies. As a result of these reinsurance arrangements, AIG Life and Retirement is able to minimize the use of letters of credit and utilize capital more efficiently. Pools of highly-rated third-party reinsurers are utilized to manage net amounts at risk in excess of retention limits.

AIG Life and Retirement manages the capital impact on its insurance subsidiaries of statutory reserve requirements under Regulation XXX and Guideline AXXX through intercompany reinsurance transactions. Under GAAP, these intercompany reinsurance transactions are eliminated in consolidation. Under one of these intercompany arrangements, AIG Life and Retirement obtains letters of credit to support statutory recognition of the ceded reinsurance. As of December 31, 2013, AIG Life and Retirement had obtained for this purpose a $260 million syndicated letter of credit facility and a $190 million bilateral letter of credit. As of December 31, 2013, all of the $450 million of letters of credit were due to mature on December 31, 2015. On February 7, 2014, these letters of

AIG 2013 Form 10-K

ITEM 8 / NOTE 8. REINSURANCE

credit were replaced with two new, renegotiated bilateral letters of credit totaling $450 million. These new letters of credit expire on February 7, 2018, but will be automatically extended without amendment by one year on each anniversary of the issuance date, unless the issuer provides notice of non-renewal. See Note 19 for additional information on the use of affiliated reinsurance for Regulation XXX and Guideline AXXX reserves.

Reinsurance Security

Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance.

9. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs (DAC) represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such deferred policy acquisition costs generally include agent or broker commissions and bonuses, premium taxes, and medical and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable. We partially defer costs, including certain commissions, when we do not believe that the entire cost is directly related to the acquisition or renewal of insurance contracts.

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

Long-duration insurance contracts:    Policy acquisition costs for participating life, traditional life and accident and health insurance products are generally deferred and amortized, with interest, over the premium paying period. The assumptions used to calculate the benefit liabilities and DAC for these traditional products are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. These "locked-in" assumptions include mortality, morbidity, persistency, maintenance expenses and investment returns, and include margins for adverse deviation to reflect uncertainty given that actual experience might deviate from these assumptions. Loss recognition exists when there is a shortfall between the carrying amounts of future policy benefit liabilities net of DAC and the amount the future policy benefit liabilities net of DAC would be when applying updated current assumptions. When we determine a loss recognition exists, we first reduce any DAC related to that block of business through amortization of acquisition expense, and after DAC is depleted, record additional liabilities through a charge to Policyholder benefits and claims incurred. Groupings for loss recognition testing are consistent with our manner of acquiring and servicing the business and applied by product groupings. We perform separate loss recognition tests for traditional life products, payout annuities and long-term care products. Once loss recognition has been recorded for a block of business, the old assumption set is replaced and the assumption set used for the loss recognition would then be subject to the lock-in principle.

AIG 2013 Form 10-K

ITEM 8 / NOTE 9. DEFERRED POLICY ACQUISITION COSTS

Investment-oriented contracts:    Policy acquisition costs and policy issuance costs related to universal life and investment-type products (collectively, investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits include net investment income and spreads, net realized investment gains and losses, fees, surrender charges, expenses, and mortality gains and losses. In each reporting period, current period amortization expense is adjusted to reflect actual gross profits. If estimated gross profits change significantly, DAC is recalculated using the new assumptions, and any resulting adjustment is included in income. If the new assumptions indicate that future estimated gross profits are higher than previously estimated, DAC will be increased resulting in a decrease in amortization expense and increase in income in the current period; if future estimated gross profits are lower than previously estimated, DAC will be decreased resulting in an increase in amortization expense and decrease in income in the current period. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.

To estimate future estimated gross profits for variable annuity products, a long-term annual asset growth assumption is applied to determine the future growth in assets and related asset-based fees. In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a "reversion to the mean" methodology whereby short-term asset growth above or below long-term annual rate assumptions impact the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance. When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions in the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or "unlock" the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.

Shadow DAC and Shadow Loss Recognition:    DAC held for investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity and equity securities available for sale on estimated gross profits, with related changes recognized through Other comprehensive income (shadow DAC). The adjustment is made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities maintain a temporary net unrealized gain position at the balance sheet date, loss recognition testing assumptions are updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields. If a future loss is anticipated under this basis, any additional shortfall indicated by loss recognition tests is recognized as a reduction in accumulated other comprehensive income (shadow loss recognition). Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for future policy benefits. The change in these adjustments, net of tax, is included with the change in net unrealized appreciation of investments that is credited or charged directly to Other comprehensive income.

Internal Replacements of Long-duration and Investment-oriented Products:    For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If the modification does not substantially change the contract, we do not change the accounting and amortization of existing DAC and related actuarial balances. If an internal replacement represents a substantial change, the original contract is considered to be extinguished and any related DAC or other policy balances are charged or credited to income whereas any new deferrable costs associated with the replacement contract are deferred.

Value of Business Acquired (VOBA) is determined at the time of acquisition and is reported in the Consolidated Balance Sheets with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase. For participating life, traditional life and accident and health insurance products, VOBA is amortized over the life of the business in a manner similar to that for DAC based on the assumptions at purchase. For investment-oriented products, VOBA is amortized in relation to estimated gross profits and adjusted for the effect of unrealized gains or losses on fixed maturity and equity securities available for sale in a manner similar to DAC.

AIG 2013 Form 10-K

ITEM 8 / NOTE 9. DEFERRED POLICY ACQUISITION COSTS

The following table presents a rollforward of DAC:

Years Ended December 31, (in millions)	2013	2012	2011

AIG Property Casualty:
Balance, beginning of year	$2,441	$2,375	$2,099

Acquisition costs deferred	4,866	4,861	4,548
Amortization expense	(4,479)	(4,761)	(4,324)
Increase (decrease) due to foreign exchange and other	(168)	(34)	52
AIG Property Casualty other	(37)	–	–

Balance, end of year	$2,623	$2,441	$2,375

AIG Life and Retirement:
Balance, beginning of year	$5,672	$6,502	$7,258

Acquisition costs deferred	930	724	869
Amortization expense	(658)	(931)	(1,142)
Change in net unrealized gains (losses) on securities	787	(621)	(486)
Increase (decrease) due to foreign exchange	(5)	(2)	3
Other	(3)	–	–

Balance, end of year	$6,723	$5,672	$6,502

Mortgage Guaranty:
Balance, beginning of year	$44	$25	$32

Acquisition costs deferred	42	36	14
Amortization expense	(20)	(17)	(20)
Increase (decrease) due to foreign exchange	–	–	1
Other	1	–	(2)

Balance, end of year	$67	$44	$25

Consolidation and eliminations	23	25	35

Total deferred policy acquisition costs*	$9,436	$8,182	$8,937

*     Includes $1.1 billion, $1.8 billion, and $1.4 billion for AIG Life and Retirement at December 31, 2013, 2012 and 2011, respectively, and $34 million for Divested businesses at December 31, 2011, related to the effect of net unrealized gains and losses on available for sale securities.

VOBA amortization expense included in the table above was $21 million, $53 million and $34 million in 2013, 2012 and 2011, respectively, while the unamortized balance of VOBA was $351 million, $339 million and $430 million at December 31, 2013, 2012 and 2011, respectively. The percentage of the unamortized balance of VOBA at December 31, 2013 expected to be amortized in 2014 through 2018 by year is: 4.6 percent, 6.3 percent, 5.6 percent, 5.3 percent and 5.3 percent, respectively, with 72.8 percent being amortized after five years. These projections are based on current estimates for investment income and spreads, persistency, mortality and morbidity assumptions. The DAC amortization expense charged to income includes the increase or decrease of amortization related to Net realized capital gains (losses), primarily in AIG Life and Retirement. In 2013, 2012 and 2011, amortization expense related to Net realized capital gains (losses) increased by $23 million, $119 million and $274 million, respectively.

DAC, VOBA and SIA for insurance-oriented and investment-oriented products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual future profitability is substantially lower than estimated, AIG's DAC, VOBA and SIA may be subject to an impairment charge and AIG's results of operations could be significantly affected in future periods.

AIG 2013 Form 10-K

ITEM 8 / NOTE 10. VARIABLE INTEREST ENTITIES

10. VARIABLE INTEREST ENTITIES

A variable interest entity (VIE) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity's operations through voting rights or do not substantively participate in the gains and losses of the entity. Consolidation of a VIE by its primary beneficiary is not based on majority voting interest, but is based on other criteria discussed below.

We enter into various arrangements with VIEs in the normal course of business and consolidate the VIE when we determine we are the primary beneficiary. This analysis includes a review of the VIE's capital structure, contractual relationships and terms, nature of the VIE's operations and purpose, nature of the VIE's interests issued and our involvement with the entity. When assessing the need to consolidate a VIE, we evaluate the design of the VIE as well as the related risks the entity was designed to expose the variable interest holders to.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 10. VARIABLE INTEREST ENTITIES

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Funds(c)	Securitization Vehicles	Structured Investment Vehicles	Affordable Housing Partnerships	Other	Total

December 31, 2013
Assets:
Bonds available for sale	$–	$11,028	$–	$–	$70	$11,098
Other bond securities	–	7,449	748	–	113	8,310
Mortgage and other loans receivable	–	1,508	–	–	189	1,697
Other invested assets	849	–	–	1,986	793	3,628
Other assets	49	481	93	41	615	1,279

Total assets(a)(b)	$898	$20,466	$841	$2,027	$1,780	$26,012

Liabilities:
Long-term debt	$71	$494	$87	$188	$154	$994
Other liabilities	31	74	–	83	367	555

Total liabilities	$102	$568	$87	$271	$521	$1,549

December 31, 2012
Assets:
Bonds available for sale	$198	$2,422	$–	$–	$324	$2,944
Other bond securities	15	8,406	792	–	204	9,417
Mortgage and other loans receivable	–	–	–	–	398	398
Other invested assets	1,122	–	–	2,230	1,023	4,375
Other assets	59	719	183	33	2,013	3,007

Total assets(a)(b)	$1,394	$11,547	$975	$2,263	$3,962	$20,141

Liabilities:
Long-term debt	$157	$25	$9	$133	$424	$748
Other liabilities	20	43	–	68	1,044	1,175

Total liabilities	$177	$68	$9	$201	$1,468	$1,923

(a)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(b)  At December 31, 2013 and 2012, includes approximately $21.4 billion and $12.8 billion, respectively, of investment-grade debt securities, loans and other assets held by certain securitization vehicles that issued beneficial interests in these investments. The majority of the beneficial interests issued are held by AIG.

(c)  At December 31, 2013 and 2012, off-balance sheet exposure primarily consisting of commitments to real estate and investments funds was $50.8 million and $48.7 million, respectively.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 10. VARIABLE INTEREST ENTITIES

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet*	Off-Balance Sheet	Total

December 31, 2013
Real estate and investment funds	$17,572	$2,343	$289	$2,632
Affordable housing partnerships	478	477	–	477
Other	708	37	–	37

Total	$18,758	$2,857	$289	$3,146

December 31, 2012
Real estate and investment funds	$16,662	$1,881	$169	$2,050
Affordable housing partnerships	498	498	–	498
Other	1,018	79	–	79

Total	$18,178	$2,458	$169	$2,627

*     At December 31, 2013 and 2012, $2.8 billion and $2.5 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

Real Estate and Investment Funds

Through our insurance operations and AIG Global Real Estate, we are an investor in various real estate investment entities, some of which are VIEs. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. The VIEs' activities consist of the development or redevelopment of commercial, industrial and residential real estate. Our involvement varies from being a passive equity investor or finance provider to actively managing the activities of the VIEs.

Our insurance operations participate as passive investors in the equity issued by certain third-party-managed hedge and private equity funds that are VIEs. Our insurance operations typically are not involved in the design or establishment of these VIEs, nor do they actively participate in the management of the VIEs.

Securitization Vehicles

We created VIEs that hold investments, primarily in investment-grade debt securities, and issued beneficial interests in these investments. The majority of these beneficial interests are owned by our insurance operations and we maintain the power to direct the activities of the VIEs that most significantly impacts their economic performance and bear the obligation to absorb losses or receive benefits from the entities that could potentially be significant to the entities. Accordingly, we consolidate these entities and those beneficial interests issued to third-parties are reported as Long-term debt.

Structured Investment Vehicles

Through DIB, we sponsor Nightingale Finance Ltd, a structured investment vehicle (SIV), which is a VIE. Nightingale Finance Ltd. invests in variable rate, investment-grade debt securities, the majority of which are ABS. We have no equity interest in the SIV, but we maintain the power to direct the activities of the SIV that most significantly impact the entity's economic performance and bear the obligation to absorb economic losses that could potentially be significant to the SIV. We are the primary beneficiary and consolidate the assets of the SIV, which were approximately $0.8 billion and $1.0 billion as of December 31, 2013 and 2012, respectively. Related liabilities have increased during 2013 and totaled close to $0.1 billion.

Affordable Housing Partnerships

SunAmerica Affordable Housing Partners, Inc. (SAAHP) organizes and invests in limited partnerships that develop and operate affordable housing qualifying for federal tax credits, in addition to a few market rate properties across the United States. The general partners in the operating partnerships are generally unaffiliated third-party developers.

AIG 2013 Form 10-K

ITEM 8 / NOTE 10. VARIABLE INTEREST ENTITIES

We do not consolidate an operating partnership if the general partner is an unaffiliated entity. Through approximately 1,000 partnerships, SAAHP has investments in developments with approximately 130,000 apartment units nationwide, and as of December 31, 2013, has syndicated approximately $7.7 billion in partnership equity to other investors who will receive, among other benefits, tax credits under certain sections of the Internal Revenue Code. The pre-tax income of SAAHP is reported, along with other AIG Life and Retirement partnership income, as a component of the AIG Life and Retirement segment.

Other

Aircraft Trusts

We created two VIEs for the purpose of acquiring, owning, leasing, maintaining, operating and selling aircraft. Our subsidiaries hold beneficial interests, including all the equity interests in these entities. These beneficial interests include passive investments by our insurance operations in non-voting preferred equity interests and in the majority of the debt issued by these entities. We maintain the power to direct the activities of the VIEs that most significantly impact the entities' economic performance, and bear the obligation to absorb economic losses or receive economic benefits that could potentially be significant to the VIEs. As a result, we have determined that we are the primary beneficiary and we consolidate the assets and liabilities of these entities, which totaled $0.9 billion and $0.2 billion, respectively at December 31, 2013 and $1.2 billion and $0.3 billion at December 31, 2012, respectively. The debt of these entities is not an obligation of, or guaranteed by, us or any of our subsidiaries. Under a servicing agreement, ILFC acts as servicer for the aircraft owned by these entities.

Commercial Loans Vehicles

We sponsor one VIE that has issued a variable funding note backed by a commercial loan collateralized by individual life insurance assets. As of December 31, 2013, total consolidated assets and liabilities for this entity were $360 million and $117 million, respectively; our maximum exposure, representing the carrying value of the consumer loan, was $330 million. As of December 31, 2012, total consolidated assets and liabilities for this entity were $412 million and $188 million, respectively; our maximum exposure, representing the carrying value of the consumer loan, was $389 million.

RMBS, CMBS, Other ABS and CDOS

Through our insurance operations, we are a passive investor in RMBS, CMBS, other ABS and CDOs primarily issued by domestic special-purpose entities. We generally do not sponsor or transfer assets to, or act as the servicer to these asset-backed structures, and were not involved in the design of these entities.

Through the DIB, we also invest in CDOs and similar structures, which can be cash-based or synthetic and are managed by third parties. The role of DIB is generally limited to that of a passive investor in structures we do not manage.

Our maximum exposure in these types of structures is limited to our investment in securities issued by these entities. Based on the nature of our investments and our passive involvement in these types of structures, we have determined that we are not the primary beneficiary of these entities. We have not included these entities in the above tables; however, the fair values of our investments in these structures are reported in Notes 5 and 6 herein.

Variable Interest Entities of Business Held for Sale

Financing Vehicles

ILFC created wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. A portion of the secured debt has been guaranteed by the European Export Credit Agencies and the Export-Import Bank of the United States. These entities are VIEs because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes which serve as equity. ILFC fully consolidates the entities, controls all the activities of the entities and guarantees the activities of the entities. AIG has not included these entities in the above table as they are wholly-owned and there are no other variable interests other than those of ILFC and the lenders.

AIG 2013 Form 10-K

ITEM 8 / NOTE 10. VARIABLE INTEREST ENTITIES

Leasing Entities

ILFC created wholly-owned subsidiaries for the purpose of facilitating aircraft leases with airlines. The entities are VIEs because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes which serve as equity. ILFC consolidates the entities, controls all the activities of the entities and fully guarantees the activities of the entities. AIG has not included these entities in the above table as they are wholly owned and there are no other variable interests in the entities other than those of ILFC.

11. DERIVATIVES AND HEDGE ACCOUNTING

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate, currency, equity and commodity swaps, credit contracts (including the super senior credit default swap portfolio), swaptions, options and forward transactions are accounted for as derivatives, recorded on a trade-date basis and carried at fair value. Unrealized gains and losses are reflected in income, when appropriate. In certain instances, a contract's transaction price is the best indication of initial fair value. Aggregate asset or liability positions are netted on the Consolidated Balance Sheets only to the extent permitted by qualifying master netting arrangements in place with each respective counterparty. Cash collateral posted with counterparties in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative liability, while cash collateral received in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative asset.

Derivatives, with the exception of bifurcated embedded derivatives, are reflected in the Consolidated Balance Sheets in Derivative assets, at fair value and Derivative liabilities, at fair value. A bifurcated embedded derivative is measured at fair value and accounted for in the same manner as a free standing derivative contract. The corresponding host contract is accounted for according to the accounting guidance applicable for that instrument. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. See Note 5 herein for additional information on embedded policy derivatives.

The following table presents the notional amounts and fair values of our derivative instruments:

	December 31, 2013				December 31, 2012
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)

Derivatives designated as hedging instruments:
Interest rate contracts(b)	$–	$–	$112	$15	$–	$–	$–	$–
Foreign exchange contracts	–	–	1,857	190	–	–	–	–
Derivatives not designated as hedging instruments:
Interest rate contracts(b)	50,897	3,771	59,585	3,849	63,463	6,479	63,482	5,806
Foreign exchange contracts	1,774	52	3,789	129	8,325	104	10,168	174
Equity contracts(c)	29,296	413	9,840	524	4,990	221	25,626	1,377
Commodity contracts	17	1	13	5	625	145	622	146
Credit contracts	70	55	15,459	1,335	70	60	16,244	2,051
Other contracts(d)	32,440	34	1,408	167	20,449	38	1,488	206

Total derivatives not designated as hedging instruments	114,494	4,326	90,094	6,009	97,922	7,047	117,630	9,760

Total derivatives, gross	$114,494	$4,326	$92,063	$6,214	$97,922	$7,047	$117,630	$9,760

(a)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)  Includes cross currency swaps.

(c)  Notional amount of derivative assets and fair value of derivative assets include $23.2 billion and $107 million, respectively, at December 31, 2013 related to bifurcated embedded derivatives. There were no bifurcated embedded derivative assets at December 31, 2012. Notional amount of derivative liabilities and fair values of derivative liabilities include $6.7 billion and $424 million, respectively, at December 31, 2013 and $23 billion and $1.3 billion, respectively at December 31, 2012 related to bifurcated embedded derivatives. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets.

(d)  Consist primarily of contracts with multiple underlying exposures.

AIG 2013 Form 10-K

ITEM 8 / NOTE 11. DERIVATIVES AND HEDGE ACCOUNTING

The following table presents the fair values of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2013				December 31, 2012
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

Global Capital Markets derivatives:
AIG Financial Products	$41,942	$2,567	$52,679	$3,506	$59,854	$4,725	$66,717	$5,506
AIG Markets	12,531	964	23,716	1,506	14,028	1,308	18,774	1,818

Total Global Capital Markets derivatives	54,473	3,531	76,395	5,012	73,882	6,033	85,491	7,324
Non-Global Capital Markets derivatives(a)	60,021	795	15,668	1,202	24,040	1,014	32,139	2,436

Total derivatives, gross	$114,494	4,326	$92,063	6,214	$97,922	7,047	$117,630	9,760

Counterparty netting(b)		(1,734)		(1,734)		(2,467)		(2,467)
Cash collateral(c)		(820)		(1,484)		(909)		(1,976)

Total derivatives, net		1,772		2,996		3,671		5,317

Less: Bifurcated embedded derivatives		107		485		–		1,256

Total derivatives on consolidated balance sheet		$1,665		$2,511		$3,671		$4,061

(a)  Represents derivatives used to hedge the foreign currency and interest rate risk associated with insurance as well as embedded derivatives included in insurance contracts. Assets and liabilities include bifurcated embedded derivatives, which are recorded in Policyholder contract deposits.

(b)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(c)  Represents cash collateral posted and received that is eligible for netting.

Collateral

We engage in derivative transactions that are not subject to a clearing requirement directly with unaffiliated third parties, in most cases, under International Swaps and Derivatives Association, Inc. (ISDA) agreements. Many of the ISDA agreements also include Credit Support Annex (CSA) provisions, which generally provide for collateral postings at various ratings and threshold levels. We attempt to reduce our risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis. We minimize the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and generally requiring additional collateral to be posted upon the occurrence of certain events or circumstances. In addition, certain derivative transactions have provisions that require collateral to be posted upon a downgrade of our long-term debt ratings or give the counterparty the right to terminate the transaction. In the case of some of the derivative transactions, upon a downgrade of our long-term debt ratings, as an alternative to posting collateral and subject to certain conditions, we may assign the transaction to an obligor with higher debt ratings or arrange for a substitute guarantee of our obligations by an obligor with higher debt ratings or take other similar action. The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade.

Collateral posted by us to third parties for derivative transactions was $3.2 billion and $4.5 billion at December 31, 2013 and December 31, 2012, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1 billion and $1.4 billion at December 31, 2013 and December 31, 2012, respectively. We generally can repledge or resell this collateral to the extent it is posted under derivative transactions that are not subject to clearing.

Offsetting

We have elected to present all derivative receivables and derivative payables, and the related cash collateral received and paid, on a net basis on our Condensed Consolidated Balance Sheets when a legally enforceable ISDA Master Agreement exists between us and our derivative counterparty. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, as well as cash collateral, through a single payment, in a single currency, in the event

AIG 2013 Form 10-K

ITEM 8 / NOTE 11. DERIVATIVES AND HEDGE ACCOUNTING

of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions.

Hedge Accounting

We designated certain derivatives entered into by GCM with third parties as fair value hedges of available-for-sale investment securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. We previously designated certain interest rate swaps entered into by GCM with third parties as cash flow hedges of certain floating rate debt issued by ILFC, specifically to hedge the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate. We de-designated such cash flow hedges in December 2012 in connection with ILFC being classified as held-for-sale.

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. We assess the hedge effectiveness and measure the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. For the years ended December 31, 2013, 2012, and 2011 we recognized losses of $38 million, $74 million and $13 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income:

Years ended December 31, (in millions)	2013	2012	2011

Interest rate contracts:
Gain (loss) recognized in earnings on derivatives(a)	$(5)	$–	$(4)
Gain recognized in earnings on hedged items(b)	102	124	153
Gain (loss) recognized in earnings for ineffective portion(c)	–	–	(1)
Foreign exchange contracts:(c)
Loss recognized in earnings on derivatives	(187)	(2)	(1)
Gain recognized in earnings on hedged items	204	2	1
Gain (loss) recognized in earnings for amounts excluded from effectiveness testing	17	–	–

(a)  Includes $1 million gain recorded in Interest credited to policyholder account balances and $6 million loss recorded in Net realized capital gains (losses).

(b)  Includes gains of $99 million, $124 million and $149 million for the years ended December 31, 2013, 2012 and 2011, respectively, representing the amortization of debt basis adjustment recorded in Other income and Net realized capital gains (losses) following the discontinuation of hedge accounting. Includes a $2 million loss, for the year ended December 31, 2013, recorded in Interest credited to policyholder account balances, representing the accretion on GIC contracts that had a fair value different than par at inception of the hedge relationship.

(c)  Gains and losses recognized in earnings for the ineffective portion and amounts excluded from effectiveness testing, if any, are recorded in Net realized capital gains (losses).

AIG 2013 Form 10-K

ITEM 8 / NOTE 11. DERIVATIVES AND HEDGE ACCOUNTING

The following table presents the effect of our derivative instruments in cash flow hedging relationships in the Consolidated Statements of Income:

Years Ended December 31, (in millions)	2013	2012	2011

Interest rate contracts(a):
Loss recognized in Other comprehensive income on derivatives	$–	$(2)	$(5)
Gain (loss) reclassified from Accumulated other comprehensive income into earnings(b)	–	(35)	55

(a)  Hedge accounting was discontinued in December 2012 in connection with ILFC being classified as held-for-sale. Gains and losses recognized in earnings are recorded in Income from continuing operations. Previously the effective portion of the change in fair value of a derivative qualifying as a cash flow hedge was recorded in Accumulated other comprehensive income until earnings were affected by the variability of cash flows in the hedged item. Gains and losses reclassified from Accumulated other comprehensive income were previously recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion were previously recorded in Net realized capital gains (losses).

(b)  Includes $19 million for the year ended December 2012, representing the reclassification from Accumulated other comprehensive income into earnings following the discontinuation of cash flow hedges of ILFC debt.

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of our derivative instruments not designated as hedging instruments in the Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
Years Ended December 31, (in millions)
	2013	2012	2011

By Derivative Type:
Interest rate contracts(a)	$(331)	$(241)	$601
Foreign exchange contracts	41	96	137
Equity contracts(b)	676	(641)	(263)
Commodity contracts	(4)	(1)	4
Credit contracts	567	641	337
Other contracts	85	6	47

Total	$1,034	$(140)	$863

By Classification:
Policy fees	$207	$160	$113
Net investment income	28	5	8
Net realized capital gains (losses)	62	(672)	246
Other income	750	367	496
Policyholder benefits and claims incurred	(13)	–	–

Total	$1,034	$(140)	$863

(a)  Includes cross currency swaps.

(b)  Includes embedded derivative gains (losses) of $1.2 billion, $(166) million and $(397) million for the years ended December 31, 2013, 2012 and 2011, respectively.

Global Capital Markets Derivatives

Derivative transactions between AIG and its subsidiaries and third parties are generally centralized through GCM, specifically AIG Markets. The portfolio of this entity consists primarily of interest rate and currency derivatives and also includes legacy credit derivatives that have been novated to this entity. Another of GCM's entities, AIGFP, also enters into derivatives to mitigate market risk in its exposures (interest rates, currencies, credit, commodities and equities) arising from its transactions.

GCM follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, thereby offsetting a significant portion of the unrealized appreciation and depreciation.

AIG 2013 Form 10-K

ITEM 8 / NOTE 11. DERIVATIVES AND HEDGE ACCOUNTING

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

	Net Notional Amount at(a)		Fair Value of Derivative Liability at(b)		Unrealized Market Valuation Gain for the years ended(c)
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in millions)	2013	2012	2013	2012	2013	2012

Regulatory Capital:
Prime residential mortgages	$–	$97	$–	$–	$–	$–
Other	–	–	–	–	–	9

Total	–	97	–	–	–	9

Arbitrage:
Multi-sector CDOs(d)	3,257	3,944	1,249	1,910	518	538
Corporate debt/CLOs(e)	11,832	11,832	28	60	32	67

Total	15,089	15,776	1,277	1,970	550	605

Mezzanine tranches	–	–	–	–	–	3

Total	$15,089	$15,873	$1,277	$1,970	$550	$617

(a)  Net notional amounts presented are net of all structural subordination below the covered tranches. The decrease in the total net notional amount from December 31, 2012 to December 31, 2013 was due to amortization of $1.0 billion and terminations and maturities of $69 million, partially offset by increases due to foreign exchange rate movement of $313 million.

(b)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)  Includes credit valuation adjustment losses of $5 million and $39 million for the years ended December 31, 2013 and 2012, respectively, representing the effect of changes in our credit spreads on the valuation of the derivatives liabilities.

(d)  During 2013, we paid $143 million to counterparties with respect to multi-sector CDOs, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss. Multi-sector CDOs also include $2.8 billion and $3.4 billion in net notional amount of credit default swaps written with cash settlement provisions at December 31, 2013 and December 31, 2012, respectively. Collateral postings with regards to multi-sector CDOs were $1.1 billion and $1.6 billion at December 31, 2013 and December 31, 2012, respectively.

(e)  Corporate debt/Collateralized Loan Obligations (CLOs) include $1.0 billion and $1.2 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at December 31, 2013 and 2012, respectively. Collateral postings with regards to corporate debt/CLOs were $353 million and $420 million at December 31, 2013 and December 31, 2012, respectively.

The expected weighted average maturity of the super senior credit derivative portfolios as of December 31, 2013 was six years for the multi-sector CDO arbitrage portfolio and two years for the corporate debt/CLO portfolio.

Because of long-term maturities of the CDSs in the arbitrage portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the super senior credit default swap portfolio.

Written Single Name Credit Default Swaps

We have legacy credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long-short strategy to earn the net spread between CDSs written and purchased. At December 31, 2013 and 2012, the net notional amounts of these written CDS contracts were $373 million and $410 million, respectively, including ABS CDS transactions purchased from a liquidated multi-sector super senior CDS transaction. These exposures were partially hedged by purchasing offsetting CDS contracts of $50 million and

AIG 2013 Form 10-K

ITEM 8 / NOTE 11. DERIVATIVES AND HEDGE ACCOUNTING

$51 million in net notional amounts at December 31, 2013 and 2012, respectively. The net unhedged positions of $323 million and $359 million at December 31, 2013 and 2012, respectively, represent the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts was three years and four years at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the fair values of derivative liabilities (which represents the carrying value) of the portfolio of CDS was $32 million and $48 million, respectively.

Upon a triggering event (e.g., a default) with respect to the underlying reference obligations, settlement is generally effected through the payment of the notional amount of the contract to the counterparty in exchange for the related principal amount of securities issued by the underlying credit obligor (physical settlement) or, in some cases, payment of an amount associated with the value of the notional amount of the reference obligations through a market quotation process (cash settlement).

These CDS contracts were written under ISDA Master Agreements. The majority of these ISDA Master Agreements include credit support annexes (CSAs) that provide for collateral postings at various ratings and threshold levels. At December 31, 2013 and 2012, net collateral posted by us under these contracts was $38 million and $64 million, respectively, prior to offsets for other transactions.

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

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk-related contingent features that were in a net liability position at December 31, 2013 and 2012, was approximately $2.6 billion and $3.9 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2013 and 2012, was 3.1 billion and $4.3 billion, respectively.

We estimate that at December 31, 2013, based on our outstanding financial derivative transactions, a one-notch downgrade of our long-term senior debt ratings to BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody's Investors' Service, Inc. (Moody's) and an additional one-notch downgrade to BBB by S&P would result in approximately $65 million in additional collateral postings and termination payments, and a further one-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $111 million in additional collateral postings and termination payments.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of December 31, 2013. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could significantly differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

AIG 2013 Form 10-K

ITEM 8 / NOTE 11. DERIVATIVES AND HEDGE ACCOUNTING

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were $6.4 billion and $6.7 billion at December 31, 2013 and 2012, respectively. These securities have par amounts of $13.4 billion and $15 billion at December 31, 2013 and 2012, respectively, and both have remaining stated maturity dates that extend to 2052.

12. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE, FUTURE POLICY BENEFITS FOR LIFE AND ACCIDENT AND HEALTH INSURANCE CONTRACTS, AND POLICYHOLDER CONTRACT DEPOSITS

Liability for Unpaid Claims and Claims Adjustment Expense

The liability for unpaid claims and claims adjustment expense represents the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and claim adjustments expenses, less applicable discount for future investment income. We continually review and update the methods used to determine loss reserve estimates and to establish the resulting reserves. Any adjustments resulting from this review are reflected currently in pre-tax income. Because these estimates are subject to the outcome of future events, changes in estimates are common given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.0 billion and $11.7 billion at December 31, 2013 and 2012, respectively. These recoverable amounts are related to certain policies with high deductibles (primarily for U.S. commercial casualty business) where we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. At December 31, 2013 and 2012, we held collateral totaling $9.0 billion and $8.3 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and trust agreements.

AIG 2013 Form 10-K

ITEM 8 / NOTE 12. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE, FUTURE POLICY BENEFITS FOR LIFE AND ACCIDENT AND HEALTH INSURANCE CONTRACTS, AND POLICYHOLDER CONTRACT DEPOSITS

The following table presents the reconciliation of activity in the Liability for unpaid claims and claims adjustment expense:

Years Ended December 31, (in millions)	2013	2012	2011

Liability for unpaid claims and claims adjustment expense, beginning of year	$87,991	$91,145	$91,151
Reinsurance recoverable	(19,209)	(20,320)	(19,644)

Net liability for unpaid claims and claims adjustment expense, beginning of year	68,782	70,825	71,507

Foreign exchange effect(a)	(617)	(90)	353
Dispositions	(79)	(11)	–
Changes in net loss reserves due to retroactive asbestos reinsurance transaction	22	90	(1,703)

Total	68,108	70,814	70,157

Losses and loss expenses incurred:
Current year	22,171	25,385	27,931
Prior years, other than accretion of discount(b)	557	421	195
Prior years, accretion of discount	(309)	(63)	34

Total	22,419	25,743	28,160

Losses and loss expenses paid(c):
Current year	7,431	8,450	11,534
Prior years	18,780	19,325	15,958

Total	26,211	27,775	27,492

Balance, end of year:
Net liability for unpaid claims and claims adjustment expense	64,316	68,782	70,825
Reinsurance recoverable	17,231	19,209	20,320

Total	$81,547	$87,991	$91,145

(a)  For the 2012 amounts, $847 million was reclassified from "Foreign exchange effect" to "Losses and loss expenses paid (current year)". The impact of this reclassification was a decrease of $847 million for foreign exchange and loss expenses paid (current year), with no income statement or balance sheet impact.

(b)  In 2013, includes $144 million, $269 million, $498 million and $54 million related to excess casualty, environmental and pollution, primary casualty and healthcare, respectively. In 2012, includes $157 million, $200 million, $531 million and $68 million related to excess casualty, environmental and pollution, primary casualty and healthcare, respectively. In 2011, includes $(588) million, $385 million, $686 million and $45 million related to excess casualty, environmental and pollution, primary casualty and healthcare, respectively

(c)  Includes amounts related to dispositions through the date of disposition.

The net adverse development includes loss-sensitive business, for which we recognized $89 million, $54 million and $172 million loss-sensitive premium adjustments for the years ended December 31, 2013, 2012 and 2011, respectively.

Discounting of Reserves

At December 31, 2013, the liability for unpaid claims and claims adjustment expense reflects a net loss reserve discount of $3.6 billion, including tabular and non-tabular calculations based upon the following assumptions:

•
Certain asbestos business that was written by AIG Property Casualty is discounted, when allowed by the regulator and when payments are fixed and determinable, based on the investment yields of the companies and the payout pattern for this business.

•
The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979 – 81 Decennial Mortality Table.

AIG 2013 Form 10-K

ITEM 8 / NOTE 12. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE, FUTURE POLICY BENEFITS FOR LIFE AND ACCIDENT AND HEALTH INSURANCE CONTRACTS, AND POLICYHOLDER CONTRACT DEPOSITS

•
The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations (prescribed or approved) for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. In 2012, for Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies.

•
Effective for the fourth quarter of 2013, our Pennsylvania regulator approved use of a consistent discount rate (U.S. Treasury rate plus a liquidity premium) to all of our workers' compensation reserves in our Pennsylvania-domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers' compensation portfolios. Prior to this change, workers' compensation reserves held by a Pennsylvania-domiciled insurer were discounted as follows: i) For loss reserves associated with accident year 2001 and prior accident years, a prescribed discount factor based on a rate of 6 percent and industry payout patterns, were applied, ii) For loss reserves associated with accident year 2002 and subsequent accident years, a rate of 4.25 percent and our own payout patterns were applied; and iii) For a portion of loss reserves comprising excess workers' compensation reserves that were assumed into a Pennsylvania-domiciled insurer from New York-domiciled insurers during 2011, we applied New York discounting rules, which include a prescribed rate of 5 percent on case reserves only (no discounting of IBNR reserves). As a result of these changes, the total net discount increased by $427 million.

The discount consists of the following: $798 million of tabular discount for workers' compensation in the domestic operations of AIG Property Casualty and $2.7 billion of non-tabular discount for workers' compensation in the domestic operations of AIG Property Casualty; and $33 million — non-tabular discount for asbestos for AIG Property Casualty.

Future Policy Benefits

Future policy benefits primarily include reserves for traditional life and annuity payout contracts, which represent an estimate of the present value of future benefits less the present value of future net premiums. Included in Future policy benefits are liabilities for annuities issued in structured settlement arrangements whereby a claimant has agreed to settle a general insurance claim in exchange for fixed payments over a fixed determinable period of time with a life contingency feature. Future policy benefits also include certain guaranteed benefits of variable annuity products that are not considered embedded derivatives, primarily guaranteed minimum death benefits. See Note 13 for additional information on liabilities for guaranteed benefits included in Future policy benefits.

The liability for long duration future policy benefits has been established on the basis of the following assumptions:

•
Interest rates (exclusive of immediate/terminal funding annuities), which vary by year of issuance and products, range from 3.0 percent to 10.0 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 13.5 percent and grade to not less than zero percent.

•
Mortality and surrender rates are generally based on actual experience when the liability is established.

Policyholder Contract Deposits

The liability for Policyholder contract deposits is primarily recorded at accumulated value (deposits received and net transfers from separate accounts, plus accrued interest, less withdrawals and assessed fees). Deposits collected on investment-oriented products are not reflected as revenues, because they are recorded directly to Policyholder contract deposits upon receipt. Policyholder contract deposits also include our liability for (a) certain guaranteed benefits and indexed features accounted for as embedded derivatives at fair value, (b) annuities issued in a structured settlement arrangement with no life contingency and (c) certain contracts we have elected to account for at fair value. See Note 13 herein for additional information on guaranteed benefits accounted for as embedded derivatives.

AIG 2013 Form 10-K

ITEM 8 / NOTE 12. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE, FUTURE POLICY BENEFITS FOR LIFE AND ACCIDENT AND HEALTH INSURANCE CONTRACTS, AND POLICYHOLDER CONTRACT DEPOSITS

The following table presents Policyholder contract deposits by product type:

At December 31, (in millions)	2013	2012

Policyholder contract deposits:
Life Insurance and A&H	$13,081	$12,201
Fixed Annuities	54,515	55,985
Retirement Income Solutions	6,729	5,451
Group Retirement	37,694	36,778
Institutional Markets	9,433	12,056
All other Institutional	564	509

Total Policyholder contract deposits	$122,016	$122,980

The products for which reserves are included in Policyholder contract deposits at December 31, 2013 had the following characteristics:

•
Interest rates credited on deferred annuities, which vary by year of issuance, range from 1.0 percent to, including bonuses, 8.4 percent. Current declared interest rates are generally guaranteed to remain in effect for a period of one year though some are guaranteed for longer periods. Withdrawal charges generally range from zero percent to 15 percent grading to zero over a period of zero to 20 years.

•
Guaranteed investment contracts (GICs) have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 0.3 percent to 8.3 percent. The majority of these GICs mature within seven years.

•
Interest rates on corporate life insurance products are guaranteed at 3.0 percent and the weighted average rate credited in 2013 was 4.4 percent.

•
The universal life products have credited interest rates of 1.0 percent to 8.0 percent and guarantees ranging from 1.0 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 8.7 percent of the aggregate fund balance grading to zero over a period not longer than 20 years.

•
For variable products and investment contracts, policy values are expressed in terms of investment units. Each unit is linked to an asset portfolio. The value of a unit increases or decreases based on the value of the linked asset portfolio. The current liability at any time is the sum of the current unit value of all investment units plus any liabilities for guaranteed minimum death or guaranteed minimum withdrawal benefits.

Other Policyholder Funds

Other policyholder funds include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 2.1 percent of the gross insurance in force at December 31, 2013 and 3.7 percent of gross Premiums and other considerations in 2013. The amount of annual dividends to be paid is approved locally by the boards of directors of the insurance companies. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 13. VARIABLE LIFE AND ANNUITY CONTRACTS

13. VARIABLE LIFE AND ANNUITY CONTRACTS

We report variable contracts within the separate accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder and the separate account meets additional accounting criteria to qualify for separate account treatment. The assets supporting the variable portion of variable annuity and variable universal life contracts that qualify for separate account treatment are carried at fair value and reported as separate account assets, with an equivalent summary total reported as separate account liabilities. Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenue. Net investment income, net investment gains and losses, changes in fair value of assets, and policyholder account deposits and withdrawals related to separate accounts are excluded from the Consolidated Statements of Income, Comprehensive Income and Cash Flows.

Variable annuity contracts may include certain contractually guaranteed benefits to the contract holder. These guaranteed features include guaranteed minimum death benefits (GMDB) that are payable in the event of death, and living benefits that are payable in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits include guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e. the features are mutually exclusive. A policyholder cannot purchase more than one living benefit on one contract. The net amount at risk for each feature is calculated irrespective of the existence of other features; as a result, the net amount at risk for each feature is not additive to that of other features.

GMDB and GMIB

Depending on the contract, the GMDB feature may provide a death benefit of either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in rare instances, no minimum return) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary. GMIB guarantees a minimum level of periodic income payments upon annuitization. GMDB is our most widely offered benefit; our contracts also include GMIB to a lesser extent.

The liabilities for GMDB and GMIB, which are recorded in Future policyholder benefits, represent the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected assessments, through Policyholder benefits and claims incurred. The net amount at risk for GMDB represents the amount of benefits in excess of account value if death claims were filed on all contracts on the balance sheet date.

The following table presents details concerning our GMDB exposures, by benefit type:

	2013		2012
	Net Deposits Plus a Minimum Return	Highest Contract Value Attained	Net Deposits Plus a Minimum Return
At December 31,				Highest Contract Value Attained
(dollars in billions)

Account value	$78	$15	$64	$13
Net amount at risk	1	1	2	1
Average attained age of contract holders by product	60 – 72 years	65 – 75 years	59 – 73 years	66 – 75 years

Range of guaranteed minimum return rates	3 – 10%		3 – 10%

The following summarizes GMDB and GMIB liabilities related to variable annuity contracts:

Years Ended December 31, (in millions)	2013	2012

Balance, beginning of year	$413	$445
Reserve increase	32	43
Benefits paid	(51)	(75)

Balance, end of year	$394	$413

AIG 2013 Form 10-K

ITEM 8 / NOTE 13. VARIABLE LIFE AND ANNUITY CONTRACTS

We regularly evaluate estimates used to determine the GMDB liability and adjust the additional liability balance, with a related charge or credit to Policyholder benefits and claims incurred, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions and methodology were used to determine the GMDB liability at December 31, 2013:

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

GMWB and GMAV

Certain of our variable annuity contracts offer optional GMWB and GMAV benefits. The contract holder can monetize the excess of the guaranteed amount over the account value of the contract only through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount. If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for lifetime GMWB products, the annuity payments can continue beyond the guaranteed amount. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the guaranteed amount over account value.

The liabilities for GMWB and GMAV, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Other realized capital gains (losses). The fair value of these embedded derivatives was a net asset of $37 million at December 31, 2013 and a net liability of $997 million at December 31, 2012. See Note 5 herein for discussion of the fair value measurement of guaranteed benefits that are accounted for as embedded derivatives. We had account values subject to GMWB and GMAV that totaled $28.6 billion and $19.8 billion at December 31, 2013 and 2012, respectively. The net amount at risk for GMWB represents the present value of minimum guaranteed withdrawal payments, in accordance with contract terms, in excess of account value. The net amount at risk for GMAV represents the present value of minimum guaranteed account value in excess of the current account balance, assuming no lapses. The net amount at risk related to these guarantees was $63 million and $753 million at December 31, 2013 and 2012, respectively. We use derivative instruments to mitigate a portion of our exposure that arises from GMWB and GMAV benefits.

AIG 2013 Form 10-K

ITEM 8 / NOTE 14. DEBT

14. DEBT

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

The following table lists our total debt outstanding at December 31, 2013 and 2012. The interest rates presented in the following table are the range of contractual rates in effect at year end, including fixed and variable-rates:

At December 31, 2013 (in millions)	Range of Interest Rate(s)	Maturity Date(s)	Balance at December 31, 2013	Balance at December 31, 2012

Debt issued or guaranteed by AIG:
AIG General borrowings:
Notes and bonds payable	1.24% – 8.13%	2015 – 2097	$14,062	$14,084
Subordinated debt	2.38%	2015	250	250
Junior subordinated debt	4.88% – 8.63%	2037 – 2058	5,533	9,416
Loans and mortgages payable	9.00%	2015	1	79
AIGLH notes and bonds payable	6.63% – 7.50%	2025 – 2029	299	298
AIGLH junior subordinated debt(a)	7.57% – 8.50%	2030 – 2046	1,054	1,339

Total AIG general borrowings	–	–	21,199	25,466

AIG/DIB borrowings supported by assets:(b)
MIP notes payable	2.28% – 8.59%	2014 – 2018	7,963	9,296
Series AIGFP matched notes and bonds payable	0.01% – 8.25%	2014 – 2047	3,219	3,544
GIAs, at fair value	3.00% – 9.80%	2014 – 2047	5,530	6,501
Notes and bonds payable, at fair value	0.18% – 10.00%	2014 – 2047	1,217	1,554

Total AIG/DIB borrowings supported by assets	–	–	17,929	20,895

Total debt issued or guaranteed by AIG	–	–	39,128	46,361

Debt not guaranteed by AIG:

Other subsidiaries notes, bonds, loans and mortgages payable	0.20% – 8.29%	2014 – 2060	656	325

Debt of consolidated investments(c)	0.03% – 10.00%	2014 – 2052	1,909	1,814

Total debt not guaranteed by AIG	–	–	2,565	2,139

Total long term debt(d)	–	–	$41,693	$48,500

(a)  On July 11, 2013. AIGLH junior subordinated debentures with the same terms as the trust preferred securities were distributed to holders of the trust preferred securities, and the trust preferred securities were cancelled.

(b)  AIG Parent guarantees all DIB debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations to AIG Parent.

(c)  At December 31, 2013, includes debt of consolidated investments held through AIG Global Real Estate Investment Corp., AIG Credit Corp., AIG Life and Retirement and AIG Property Casualty U.S. of $1.5 billion, $111 million, $201 million and $58 million, respectively. At December 31, 2012, includes debt of consolidated investments held through AIG Global Real Estate Investment Corp., AIG Credit Corp. and AIG Life and Retirement of $1.5 billion, $176 million and $133 million, respectively.

(d)  Excludes $21.4 billion and $24.3 billion related to ILFC as it is classified as a held-for-sale business at December 31, 2013 and 2012, respectively.

AIG 2013 Form 10-K

ITEM 8 / NOTE 14. DEBT

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $1.9 billion in borrowings of debt of consolidated investments:

		Year Ending
December 31, 2013 (in millions)
	Total	2014	2015	2016	2017	2018	Thereafter

General borrowings:
Notes and bonds payable	$14,062	$–	$999	$1,781	$1,374	$2,494	$7,414
Subordinated debt	250	–	250	–	–	–	–
Junior subordinated debt	5,533	–	–	–	–	–	5,533
Loans and mortgages payable	1	–	1	–	–	–	–
AIGLH notes and bonds payable	299	–	–	–	–	–	299
AIGLH junior subordinated debt	1,054	–	–	–	–	–	1,054

AIG general borrowings	$21,199	$–	$1,250	$1,781	$1,374	$2,494	$14,300

AIG/DIB borrowings supported by assets:
MIP notes payable	7,963	1,575	900	1,215	3,866	407	–
Series AIGFP matched notes and bonds payable	3,219	1,000	–	–	10	1,983	226
GIAs, at fair value	5,530	632	597	311	249	655	3,086
Notes and bonds payable, at fair value	1,217	116	223	220	141	164	353

AIG/DIB borrowings supported by assets	17,929	3,323	1,720	1,746	4,266	3,209	3,665

Other subsidiaries notes, bonds, loans and mortgages payable	656	7	44	3	5	3	594

Total	$39,784	$3,330	$3,014	$3,530	$5,645	$5,706	$18,559

Uncollateralized and collateralized notes, bonds, loans and mortgages payable consisted of the following:

At December 31, 2013 (in millions)	Uncollateralized Notes/Bonds/Loans Payable	Collateralized Loans and Mortgages Payable	Total

AIG general borrowings	$1	$–	$1
Other subsidiaries notes, bonds, loans and mortgages payable*	83	573	656

Total	$84	$573	$657

*     AIG does not guarantee any of these borrowings.

Junior Subordinated Debt

During 2007 and 2008, we issued an aggregate of $12.5 billion of junior subordinated debentures denominated in U.S. dollars, British pounds and euros in eight series of securities. In November 2011, we exchanged certain of our outstanding U.S. dollar, British pound and euro junior subordinated debentures for newly issued senior notes in equivalent currencies pursuant to an exchange offer. This exchange resulted in a pre-tax gain on extinguishment of debt of approximately $484 million, which is reflected in Loss on extinguishment of debt in the Consolidated Statements of Income and a deferred gain of $65 million, which is being amortized as a reduction to future interest expense.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 14. DEBT

amendments to each of those Original RCCs that deleted all of the covenants that restricted our ability to repay, redeem or purchase the applicable series of the junior subordinated debentures.

We also entered into new replacement capital covenants (the New RCCs) for the initial benefit of the holders of the Subordinated Notes, in connection with our 5.75% Series A-2 Junior Subordinated Debentures and our 4.875% Series A-3 Junior Subordinated Debentures. We covenanted in each New RCC that, subject to certain exceptions, we would not repay, redeem or purchase, and that none of our subsidiaries would purchase, the applicable series of junior subordinated debentures prior to the scheduled termination date of that New RCC, unless since the date 360 days prior to the date of that repayment, redemption or purchase, we have received a specified amount of net cash proceeds from the sale of common stock or certain other qualifying securities that have certain characteristics that are at least as equity-like as the applicable characteristics of the applicable series of junior subordinated debentures, or we or our subsidiaries have issued a specified amount of common stock in connection with the conversion or exchange of certain convertible or exchangeable securities. In the first quarter of 2013, our obligations under the new RCCs were effectively terminated because one of the termination provisions set forth in the new RCCs was triggered when it was determined that neither series of junior subordinated debentures received equity credit any longer for rating agency purposes.

In 2013, we redeemed $1.1 billion aggregate principal amount of our 7.70% Series A-5 Junior Subordinated Debentures and $750 million aggregate principal amount of our 6.45% Series A-4 Junior Subordinated Debentures, in each case for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest.

AIGLH Junior Subordinated Debentures (Formerly, Liabilities Connected To Trust Preferred Stock)

In connection with our acquisition of AIG Life Holdings, Inc. (AIGLH) in 2001, we entered into arrangements with AIGLH with respect to outstanding AIGLH capital securities. In 1996, AIGLH issued capital securities through a trust to institutional investors and funded the trust with AIGLH junior subordinated debentures issued to the trust with the same terms as the capital securities. AIG Parent guaranteed the debentures pursuant to a guarantee that is expressly subordinated to certain AIGLH senior debt securities. Under the AIG Parent guarantee, AIG Parent was not required to make any payments in respect of the debentures if such payment would be prohibited by the subordination provisions of the debentures. As a result, AIG Parent would never be required to make a payment under its guarantee of the debentures for so long as AIGLH was prohibited from making a payment on the debentures.

On July 11, 2013, the AIGLH junior subordinated debentures were distributed to holders of the capital securities, the capital securities were cancelled and the trusts were dissolved. At December 31, 2013, the junior subordinated debentures outstanding consisted of $300 million of 8.5 percent junior subordinated debentures due July 2030, $500 million of 8.125 percent junior subordinated debentures due March 2046 and $500 million of 7.57 percent junior subordinated debentures due December 2045, each guaranteed by AIG Parent as described above.

Credit Facilities

The four-year syndicated credit facility that we entered into on October 5, 2012 (the Four-Year Facility) provides for $4.0 billion of unsecured revolving loans, which includes a $2.0 billion letter of credit sublimit. As of December 31, 2013, a total of approximately $3.9 billion remains available under the Four-Year Facility, of which approximately $1.9 billion remains available for letters of credit. We expect that we may draw down on the Four-Year Facility from time to time, and may use the proceeds for general corporate purposes. The Four Year Facility also provides for the issuance of letters of credit. The Four-Year Facility is summarized in the following table.

At December 31, 2013 (in millions)	Size	Available Amount	Expiration	Effective Date

Four-Year Syndicated Credit Facility	$4,000	$3,947	October 2016	10/5/2012

AIG 2013 Form 10-K

ITEM 8 / NOTE 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

Various regulatory and governmental agencies have been reviewing certain transactions and practices of AIG and our subsidiaries in connection with industry-wide and other inquiries into, among other matters, certain business practices of current and former operating insurance subsidiaries. We have cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

On January 30, 2014, the Court stayed proceedings in the Consolidated 2008 Securities Litigation pending a decision in Halliburton Co. v. Erica P. John Fund, Inc., No. 13-317 (U.S. Nov. 15, 2013), in which the U.S. Supreme Court will consider the validity of, and what is needed to invoke or rebut, the fraud-on-the-market presumption of reliance necessary for certification of a class of claims under Section 10(b) of the Exchange Act. We have accrued our current estimate of probable loss with respect to this litigation.

Individual Securities Litigations.    On November 18, 2011, January 20, 2012, June 11, 2012, August 8, 2012 and May 17, 2013, September 13, 2013, and September 16, 2013, seven separate, though similar, securities actions were filed in the Southern District of New York by the Kuwait Investment Authority, various Oppenheimer Funds, eight foreign funds and investment entities led by the British Coal Staff Superannuation Scheme, Pacific Life Funds and Pacific Select Fund, the Teachers Retirement System of the State of Illinois, 12 foreign funds and management companies, and GIC Private Limited against AIG and certain directors and officers of AIG and AIGFP (the action by the British Coal Staff Superannuation Scheme also names as defendants AIG's outside auditors and the underwriters of various securities offerings; the action by GIC Private Limited only names AIG as a defendant). The parties have agreed to stay discovery in these actions until the earlier of (i) the Court deciding the motion for class certification pending in the Consolidated 2008 Securities Litigation following 30 days' notice from any party in their respective action, (ii) the preliminary approval of any settlement in the Consolidated 2008 Securities Litigation, (iii) February 27, 2014, or (iv) such earlier or other date as the Court may order.

On August 6, 2013, two separate, though similar, securities actions were brought by 25 funds (collectively, the Dow 30SM plaintiffs) and the Regents of the University of California, against AIG and certain officers of AIG and AIGFP. The Dow 30SM action was filed in the Northern District of Illinois and the action filed by the Regents of the University of California was filed in the Northern District of California. On February 18, 2014, the parties in each case filed stipulations to transfer the Dow 30SM and the Regents of the University of California actions to the Southern District of New York, which transfers are pending court approval. We have accrued our current estimate of probable loss with respect to these litigations.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

As of February 20, 2014, discovery is ongoing, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens. On July 12, 2010, the Court adjourned a hearing on the motion pending a decision by the Supreme Court of Canada in a pair of actions captioned Club Resorts Ltd. v. Van Breda 2012 SCC 17 (Van Breda). On April 18, 2012, the Supreme Court of Canada clarified the standard for determining jurisdiction over foreign and out-of-province defendants, such as AIG, by holding that a defendant must have some form of "actual," as opposed to a merely "virtual," presence to be deemed to be "doing business" in the jurisdiction. The Supreme Court of Canada also suggested that in future cases, defendants may contest jurisdiction even when they are found to be doing business in a Canadian jurisdiction if their business activities in the jurisdiction are unrelated to the subject matter of the litigation. The matter has been stayed pending further developments in the Consolidated 2008 Securities Litigation.

In plaintiff's proposed statement of claim, plaintiff alleged general and special damages of $500 million and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of February 20, 2014, the Court has not determined whether it has jurisdiction or granted plaintiff's application to file a statement of claim, no merits discovery has occurred and the action has been stayed. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

On November 21, 2011, SICO also filed a second complaint in the Southern District of New York against the FRBNY bringing claims, both individually and on behalf of all others similarly situated and derivatively on behalf of AIG (the SICO New York Action). This complaint also challenges the government's assistance of AIG, pursuant to which AIG entered into the FRBNY Credit Facility and the United States received an approximately 80 percent ownership in AIG. The complaint alleges that the FRBNY owed fiduciary duties to AIG as our controlling shareholder, and that the FRBNY breached these fiduciary duties by "divert[ing] the rights and assets of AIG and its shareholders to itself and favored third parties" through transactions involving Maiden Lane III LLC (ML III), an entity controlled by the FRBNY, and by "participating in, and causing AIG's officers and directors to participate in, the evasion of AIG's existing Common Stock shareholders' right to approve the massive issuance of the new Common Shares required to complete the government's taking of a nearly 80 percent interest in the Common Stock of AIG." SICO also alleges that the "FRBNY has asserted that in exercising its control over, and acting on behalf of, AIG it did not act in an official, governmental capacity or at the direction of the Department of Treasury," but that "[t]o the extent the proof at or prior to trial shows that the FRBNY did in fact act in a governmental capacity, or at the direction of the Department of Treasury, the improper conduct . . . constitutes the discriminatory takings of the property and property rights of AIG without due process or just compensation."

AIG 2013 Form 10-K

ITEM 8 / NOTE 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

On January 31, 2012 and February 1, 2012, amended complaints were filed in the Court of Federal Claims and the Southern District of New York, respectively.

In rulings dated July 2, 2012 and September 17, 2012, the Court of Federal Claims largely denied the United States' motion to dismiss in the SICO Treasury Action. Discovery is proceeding.

On November 19, 2012, the Southern District of New York granted the FRBNY's motion to dismiss the SICO New York Action. On December 21, 2012, SICO filed a notice of appeal in the United States Court of Appeals for the Second Circuit. On January 29, 2014, the Second Circuit affirmed the Southern District of New York's dismissal of the SICO New York Action.

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

On March 11, 2013, SICO filed a second amended complaint in the SICO Treasury Action alleging that its demand was wrongfully refused. On June 26, 2013, the Court of Federal Claims granted AIG's and the United States' motions to dismiss SICO's derivative claims in the SICO Treasury Action and denied the United States' motion to dismiss SICO's direct claims.

On March 11, 2013, the Court of Federal Claims in the SICO Treasury Action granted SICO's motion for class certification of two classes with respect to SICO's non-derivative claims: (1) persons and entities who held shares of AIG Common Stock on or before September 16, 2008 and who owned those shares on September 22, 2008; and (2) persons and entities who owned shares of AIG Common Stock on June 30, 2009 and were eligible to vote those shares at AIG's June 30, 2009 annual meeting of shareholders. SICO has provided notice of class certification to potential members of the classes, who, pursuant to a court order issued on April 25, 2013, had to return opt-in consent forms by September 16, 2013 to participate in either class. On November 15, 2013, SICO informed the Court that 286,892 holders of AIG Common Stock during the two class periods had opted into the classes.

While no longer a party to these actions, AIG understands that SICO is seeking significant damages.

The United States has alleged, as an affirmative defense in its answer, that AIG is obligated to indemnify the FRBNY and its representatives, including the Federal Reserve Board of Governors and the United States (as the FRBNY's principal), for any recovery in the SICO Treasury Action, and seeks a contingent offset or recoupment for the value of net operating loss benefits the United States alleges that we received as a result of the government's assistance. On November 8, 2013, the Court denied a motion by SICO to strike the United States' affirmative defenses of indemnification and contingent offset or recoupment.

The FRBNY has also requested indemnification in connection with the SICO New York Action from AIG under the FRBNY Credit Facility and from ML III under the Master Investment and Credit Agreement and the Amended and Restated Limited Liability Company Agreement of ML III.

Employment Litigation against AIG and AIG Global Real Estate Investment Corporation

On December 9, 2009, AIG Global Real Estate Investment Corporation's (AIGGRE) former President, Kevin P. Fitzpatrick, several entities he controls, and various other single purpose entities (the SPEs) filed a complaint in the Supreme Court of the State of New York, New York County against AIG and AIGGRE (the Defendants). The case was removed to the Southern District of New York, and an amended complaint was filed on March 8, 2010. The amended complaint asserted that the Defendants violated fiduciary duties to Fitzpatrick and his controlled entities and breached Fitzpatrick's employment agreement and agreements of SPEs that purportedly entitled him to carried interest arising out of the sale or disposition of certain real estate. Fitzpatrick has also brought derivative claims on behalf of the SPEs, purporting to allege that the Defendants breached contractual and fiduciary duties in failing to fund the SPEs with various amounts allegedly due under the SPE agreements. Fitzpatrick also requested injunctive relief, an accounting, and that a receiver be appointed to manage the affairs of the SPEs. He further alleged that the SPEs were subject to a constructive trust. Fitzpatrick also alleged a violation of ERISA relating to retirement benefits purportedly due. Fitzpatrick claimed that he was owed damages totaling approximately $274 million (inclusive of

AIG 2013 Form 10-K

ITEM 8 / NOTE 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

interest as of September 3, 2013). Fitzpatrick also sought a declaratory judgment that he would be entitled to unspecified profit interests whenever AIG sold eight buildings (one of which AIG contends it never owned and another of which AIG has already sold). In addition, Fitzpatrick claimed punitive damages for the alleged breaches of fiduciary duties, and he applied to the Court on August 15, 2013 for attorneys' fees in light of discovery sanctions that the Court ordered against AIG in May.

On November 21, 2013, the parties executed a definitive and final settlement agreement. The matter was dismissed with prejudice effective December 5, 2013. AIG has made or accrued for payments required under the settlement agreement.

False Claims Act Complaint

On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a first amended complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The first amended complaint alleged that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and Maiden Lane II LLC (ML II) and ML III entities (the Maiden Lane Interests) through, among other things, misrepresenting AIG's ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The first amended complaint sought unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys' fees, costs and expenses. The complaint and the first amended complaint were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the first amended complaint on AIG on July 11, 2011. On April 19, 2013, the Court granted AIG's motion to dismiss, dismissing the first amended complaint in its entirety, without prejudice, giving the Relators the opportunity to file a second amended complaint. On May 24, 2013, the Relators filed a second amended complaint, which attempted to plead the same claims as the prior complaints and did not specify an amount of alleged damages. AIG and its co-defendants filed motions to dismiss the second amended complaint on August 9, 2013. As a result of the absence of a statement of damages and the early stage of this litigation, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

stayed until that appeal is resolved. General discovery has not commenced and AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Regulatory and Related Matters

Our life insurance companies have received and responded to industry-wide regulatory inquiries, including a multi-state audit and market conduct examination covering compliance with unclaimed property laws and a directive from the New York Insurance Department regarding claims settlement practices and other related state regulatory inquiries. The inquiries concern the use of the Social Security Death Master File (SSDMF) to identify potential claims not yet presented to us in the normal course of business. In connection with the resolution of the multi-state examination relating to these matters in the third quarter of 2012, we paid an $11 million regulatory assessment to the various state insurance departments that are parties to the regulatory settlement to defray costs of their examinations and monitoring. Although we have enhanced our claims practices to include use of the SSDMF, it is possible that the settlement remediation requirements, remaining inquiries, other regulatory activity or litigation could result in the payment of additional amounts. AIG has also received a demand letter from a purported AIG shareholder requesting that the Board of Directors investigate these matters, and bring appropriate legal proceedings against any person identified by the investigation as engaging in misconduct. On January 8, 2014, the independent members of our Board unanimously refused the demand in its entirety, and on February 19, 2014, counsel for the Board sent a letter to counsel for the purported AIG shareholder describing the process by which our Board considered and refused its demand. AIG believes it has adequately reserved for such claims, but there can be no assurance that the ultimate cost will not vary, perhaps materially, from its estimate.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

AIG is responding to requests for information and documents by the New York Department of Financial Services (NYDFS), the Manhattan District Attorney's Office, and other governmental authorities relating to AIG's formerly wholly owned subsidiaries, ALICO and Delaware American Life Insurance Company (DelAm), and other related business units, which were sold by AIG to MetLife in November 2010. The inquiries relate to whether ALICO, DelAm and their representatives conducted insurance business in New York over an extended period of time without a license, and whether certain representations by ALICO concerning its activities in New York were accurate. See Guarantees — Asset Dispositions — ALICO Sale below.

Other Contingencies

Liability for unpaid claims and claims adjustment expense

Although we regularly review the adequacy of the established Liability for unpaid claims and claims adjustment expense, there can be no assurance that our loss reserves will not develop adversely and have a material adverse effect on our results of operations. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process, particularly for long-tail casualty lines of business, which include, but are not limited to, general liability, commercial automobile liability, environmental, workers' compensation, excess casualty and crisis management coverages, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, directors and officers and products liability. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. There is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in global economic conditions, changes in the legal, regulatory, judicial and social environment, changes in medical cost trends (inflation, intensity and utilization of medical services), underlying policy pricing, terms and conditions, and claims handling practices.

Commitments

We occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

The following table presents the future minimum lease payments under operating leases:

(in millions)

2014	$348
2015	264
2016	217
2017	176
2018	127
Remaining years after 2018	345

Total	$1,477

Rent expense was $414 million, $445 million and $482 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts include $15 million, $16 million and $13 million attributable to businesses held for sale for the years ended December 31, 2013, 2012 and 2011, respectively. The year ended December 31, 2011 includes $24 million for discontinued operations.

Flight Equipment Related to Business Held for Sale

At December 31, 2013, ILFC had committed to purchase 335 new aircraft with aggregate estimated total remaining payments of approximately $21.7 billion, which includes 12 aircraft through sale-leaseback transactions with airlines, deliverable from 2014 through 2022. ILFC had also committed to purchase one used aircraft and nine new spare engines. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial

AIG 2013 Form 10-K

ITEM 8 / NOTE 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

portion of the purchase price. These commitments are related to businesses held for sale. See Note 4 for a discussion of the ILFC transaction.

The following table presents the minimum future rental income on noncancelable operating leases of flight equipment that has been delivered:

(in millions)

2014	$3,648
2015	3,034
2016	2,474
2017	1,857
2018	1,194
Remaining years after 2018	2,328

Total	$14,535

Flight equipment is leased under operating leases with remaining terms ranging from one to thirteen years.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.4 billion at December 31, 2013.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP) and of AIG Markets, Inc. (AIG Markets) arising from transactions entered into by AIG Markets.

In connection with AIGFP's business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at December 31, 2013 was $240 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

We are unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments related to completed sales under these arrangements, and no material liabilities related to these arrangements have been recorded in the Consolidated Balance Sheets. See Note 4 herein for additional information on sales of businesses and asset dispositions.

ALICO Sale

Pursuant to the terms of the ALICO stock purchase agreement, we agreed to provide MetLife with certain indemnities. The most significant remaining indemnities include indemnifications related to specific product, investment, litigation and other matters that are excluded from the general representations and warranties indemnity. These indemnifications provide for various deductible amounts, which in certain cases are zero, and maximum exposures, which in certain cases are unlimited, and may extend for various periods after the completion of the sale.

In connection with the indemnity obligations described above, approximately $19 million of proceeds from the sale of ALICO remained in escrow as of December 31, 2013.

Other

•
See Note 10 for commitments and guarantees associated with VIEs.

•
See Note 11 for disclosures about derivatives.

•
See Note 26 for additional disclosures about guarantees of outstanding debt.

16. EQUITY

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Preferred Stock
					Common Stock Issued	Treasury Stock	Common Stock Outstanding
	AIG Series E	AIG Series F	AIG Series C	AIG Series G

Year Ended December 31, 2011
Shares, beginning of year	400,000	300,000	100,000	–	147,124,067	(6,660,908)	140,463,159
Issuances	–	–	–	20,000	100,799,653	–	100,799,653
Settlement of equity unit stock purchase contracts	–	–	–	–	3,606,417	–	3,606,417
Shares exchanged	(400,000)	(300,000)	(100,000)	–	1,655,037,962	(11,678)	1,655,026,284
Shares purchased	–	–	–	–	–	(3,074,031)	(3,074,031)
Shares cancelled	–	–	–	(20,000)	–	–	–

Shares, end of year	–	–	–	–	1,906,568,099	(9,746,617)	1,896,821,482

Year Ended December 31, 2012
Shares, beginning of year					1,906,568,099	(9,746,617)	1,896,821,482
Issuances					43,581	685,727	729,308
Shares purchased					–	(421,228,855)	(421,228,855)

Shares, end of year					1,906,611,680	(430,289,745)	1,476,321,935

Year Ended December 31, 2013
Shares, beginning of year					1,906,611,680	(430,289,745)	1,476,321,935
Shares issued					34,009	24,778	58,787
Shares repurchased					–	(12,317,399)	(12,317,399)

Shares, end of year					1,906,645,689	(442,582,366)	1,464,063,323

AIG 2013 Form 10-K

ITEM 8 / NOTE 16. EQUITY

Preferred Stock and Recapitalization

On January 14, 2011, we completed the Recapitalization in which the Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (the Series C Preferred Stock), Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series E Preferred Stock) and the Series F Preferred Stock were exchanged for AIG Common Stock and the Series G Cumulative Mandatory Convertible Preferred Stock, par value $5.00 per share (the Series G Preferred Stock) was issued. In connection with the Recapitalization, we repaid all amounts outstanding under the FRBNY Credit Facility. In connection with the May 2011 AIG Common Stock Offering (described below under AIG Common Stock Offerings by the Department of the Treasury and AIG Purchases of AIG Common Stock in 2012), the Series G Preferred Stock was cancelled.

The following table presents the principal Consolidated Balance Sheet line items affected by the Recapitalization on January 14, 2011, further described in Note 24 herein:

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

(a)  Repayment and Termination of the FRBNY Credit Facility — Funds held in escrow and included in Other assets from the AIA IPO and the ALICO sale were used to repay the FRBNY Credit Facility. The adjustments to Other assets and Accumulated deficit reflects the write-off of the unamortized portion of the net prepaid commitment fee asset.

(b)  Repurchase and Exchange of SPV Preferred Interests — We used remaining net cash proceeds from the AIA IPO and the ALICO sale to pay down a portion of the liquidation preference on the SPV Preferred Interests held by the FRBNY and drew down approximately $20.3 billion under the Department of the Treasury Commitment (Series F) to repurchase the FRBNY's remaining SPV Preferred Interests, which we then transferred to the Department of the Treasury as part of the consideration for the exchange of the Series F Preferred Stock.

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

(d)  In connection with the May 2011 AIG Common Stock offering and sale, the Series G Preferred Stock was cancelled.

AIG 2013 Form 10-K

ITEM 8 / NOTE 16. EQUITY

The following table presents a rollforward of preferred stock:

(in millions)	AIG Series E	AIG Series F	AIG Series C	Total Preferred Stock

Balance, January 1, 2011	$41,605	$7,378	$23,000	$71,983
Shares Exchanged	(41,605)	(7,378)	(23,000)	(71,983)

Balance, December 31, 2011	$–	$–	$–	$–

Dividends and Repurchase of AIG Common Stock

Payment of future dividends to our shareholders and repurchases of AIG Common Stock depends in part on the regulatory framework that we are currently subject to and that will ultimately be applicable to us, including as a savings and loan holding company, a systemically important financial institution under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and a global systemically important insurer. In addition, dividends are payable on AIG Common Stock only when, as and if declared by our Board of Directors in its discretion, from funds legally available therefor. In considering whether to pay a dividend or purchase shares of AIG Common Stock, our Board of Directors considers such matters as the performance of our businesses, our consolidated financial condition, results of operations and liquidity, available capital, the existence of investment opportunities, contractual, legal and regulatory restrictions on the payment of dividends by our subsidiaries, rating agency considerations, including the potential effect on our debt ratings, and such other factors as our Board of Directors may deem relevant.

AIG paid a dividend of $0.10 per share on AIG Common Stock on each of September 26, 2013 and December 19, 2013.

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The timing of such repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors. For the year ended December 31, 2013, we repurchased approximately 12 million shares of AIG Common Stock for an aggregate purchase price of approximately $597 million pursuant to this authorization.

Share Issuances and Purchases

AIG Common Stock Offerings by the Department of the Treasury and AIG Purchases of AIG Common Stock in 2012

Through registered public offerings, the Department of the Treasury has disposed of all of its ownership of AIG Common Stock as of December 31, 2012, from ownership of approximately 92 percent (1.7 billion shares) prior to the completion of the first registered public offering initiated by the Department of the Treasury as selling shareholder in May 2011. During 2012, the Department of the Treasury, as selling shareholder, completed registered public offerings of AIG Common Stock on March 13 (the March Offering), May 10 (the May Offering), August 8 (the August Offering), September 14 (the September Offering) and December 14 (the December Offering). We participated as a purchaser in the first four 2012 offerings. Each of these purchases was authorized by our Board of Directors.

AIG 2013 Form 10-K

ITEM 8 / NOTE 16. EQUITY

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

*  Shares purchased by us in each of the 2012 offerings were purchased pursuant to AIG Board of Directors authorization. In connection with the May 2011 Offering, AIG issued and sold 100 million shares of AIG Common Stock for aggregate net proceeds of approximately $2.9 billion.

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

Equity Units

In 2011, we remarketed the three series of debentures (the Series B-1, B-2 and B-3 junior subordinated debentures) included in the Equity Units. The Equity Units also included a stock purchase contract obligating the holder of an Equity Unit to purchase, and obligating AIG to sell, a variable number of shares of AIG Common Stock for $25 per share in cash. We purchased and retired all of the Series B-1, B-2 and B-3 junior subordinated debentures representing $2.2 billion in aggregate principal and as of December 31, 2011, we had issued approximately 1.8 billion shares of AIG Common Stock in connection with the settlement of the stock purchase contracts underlying the Equity Units.

AIG 2013 Form 10-K

ITEM 8 / NOTE 16. EQUITY

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Recognized	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Balance, January 1, 2011	$(634)	$9,855	$553	$(34)	$(869)	$8,871
Change in unrealized appreciation of investments	55	5,463	–	–	–	5,518
Change in deferred policy acquisition costs adjustment and other	11	(641)	–	–	–	(630)
Change in future policy benefits*	–	(2,302)	–	–	–	(2,302)
Change in foreign currency translation adjustments	–	–	(97)	–	–	(97)
Change in net derivative gains arising from cash flow hedging activities	–	–	–	51	–	51
Net actuarial loss	–	–	–	–	(752)	(752)
Prior service credit	–	–	–	–	387	387
Change attributable to divestitures and deconsolidations	23	(3,643)	(1,681)	–	260	(5,041)
Deferred tax asset (liability)	(163)	(362)	786	(34)	35	262

Total other comprehensive income (loss)	(74)	(1,485)	(992)	17	(70)	(2,604)

Acquisition of noncontrolling interests	–	45	66	–	(18)	93
Noncontrolling interests	3	(160)	36	–	–	(121)

Balance, December 31, 2011	$(711)	$8,575	$(409)	$(17)	$(957)	$6,481

Change in unrealized appreciation of investments	2,306	8,404	–	–	–	10,710
Change in deferred policy acquisition costs adjustment and other	(49)	(840)	–	–	–	(889)
Change in future policy benefits	(85)	(432)	–	–	–	(517)
Change in foreign currency translation adjustments	–	–	(33)	–	–	(33)
Change in net derivative gains arising from cash flow hedging activities	–	–	–	33	–	33
Net actuarial loss	–	–	–	–	(273)	(273)
Prior service credit	–	–	–	–	(46)	(46)
Deferred tax asset (liability)	(886)	(2,252)	33	(16)	232	(2,889)

Total other comprehensive income (loss)	1,286	4,880	–	17	(87)	6,096
Noncontrolling interests	–	9	(6)	–	–	3

Balance, December 31, 2012	$575	$13,446	$(403)	$–	$(1,044)	$12,574

Change in unrealized appreciation (depreciation) of investments	464	(14,069)	–	–	–	(13,605)
Change in deferred policy acquisition costs adjustment and other	(127)	1,000	–	–	–	873
Change in future policy benefits	79	2,658	–	–	–	2,737
Change in foreign currency translation adjustments	–	–	(454)	–	–	(454)
Net actuarial gain	–	–	–	–	1,012	1,012
Prior service cost	–	–	–	–	(51)	(51)
Deferred tax asset (liability)	(55)	3,738	(102)	–	(330)	3,251

Total other comprehensive income (loss)	361	(6,673)	(556)	–	631	(6,237)
Noncontrolling interests	–	(16)	(7)	–	–	(23)

Balance, December 31, 2013	$936	$6,789	$(952)	$–	$(413)	$6,360

*     The adjustment to policyholder benefit reserves assumes that the unrealized appreciation on available for sale securities is actually realized and that the proceeds are reinvested at lower yields.

AIG 2013 Form 10-K

ITEM 8 / NOTE 16. EQUITY

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2013, 2012 and 2011:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Recognized	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

December 31, 2011
Unrealized change arising during period	$84	$4,222	$(97)	$(5)	$(440)	$3,764
Less: Reclassification adjustments included in net income	(5)	5,345	1,681	(56)	(335)	6,630

Total other comprehensive income (loss), before income tax expense (benefit)	89	(1,123)	(1,778)	51	(105)	(2,866)
Less: Income tax expense (benefit)	163	362	(786)	34	(35)	(262)

Total other comprehensive income (loss), net of income tax expense (benefit)	$(74)	$(1,485)	$(992)	$17	$(70)	$(2,604)

December 31, 2012
Unrealized change arising during period	$2,236	$8,896	$(33)	$(2)	$(406)	$10,691
Less: Reclassification adjustments included in net income	64	1,764	–	(35)	(87)	1,706

Total other comprehensive income (loss), before income tax expense (benefit)	2,172	7,132	(33)	33	(319)	8,985
Less: Income tax expense (benefit)	886	2,252	(33)	16	(232)	2,889

Total other comprehensive income (loss), net of income tax expense (benefit)	$1,286	$4,880	$–	$17	$(87)	$6,096

December 31, 2013
Unrealized change arising during period	$507	$(9,556)	$(454)	$–	$851	$(8,652)
Less: Reclassification adjustments included in net income	91	855	–	–	(110)	836

Total other comprehensive income (loss), before income tax expense (benefit)	416	(10,411)	(454)	–	961	(9,488)
Less: Income tax expense (benefit)	55	(3,738)	102	–	330	(3,251)

Total other comprehensive income (loss), net of income tax expense (benefit)	$361	$(6,673)	$(556)	$–	$631	$(6,237)

AIG 2013 Form 10-K

ITEM 8 / NOTE 16. EQUITY

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income
(in millions)	Year Ended December 31, 2013	Affected Line Item in the Consolidated Statements of Income

Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were recognized
Investments	$91	Other realized capital gains

Total	91

Unrealized appreciation (depreciation) of all other investments
Investments	2,452	Other realized capital gains
Deferred acquisition costs adjustment	(28)	Amortization of deferred acquisition costs
Future policy benefits	(1,569)	Policyholder benefits and claims incurred

Total	855

Change in retirement plan liabilities adjustment
Prior-service costs	47	*
Actuarial gains/(losses)	(157)	*

Total	(110)

Deferred tax asset (liability)	–

Total reclassifications for the period	$836

*     These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 21 to the Consolidated Financial Statements.

AIG 2013 Form 10-K

ITEM 8 / NOTE 17. NONCONTROLLING INTERESTS

17. NONCONTROLLING INTERESTS

The following table presents a rollforward of noncontrolling interests:

	Redeemable Noncontrolling interests			Non-redeemable Noncontrolling interests
(in millions)	Held by Department of Treasury	Other	Total	Held by FRBNY	Other	Total

Year Ended December 31, 2013
Balance, beginning of year	$–	$334	$334	$–	$667	$667

Contributions from noncontrolling interests	–	48	48	–	33	33
Distributions to noncontrolling interests	–	(167)	(167)	–	(81)	(81)
Consolidation (deconsolidation)	–	(169)	(169)	–	–	–
Comprehensive income (loss):
Net income	–	2	2	–	5	5
Other comprehensive income (loss), net of tax:
Unrealized losses on investments	–	(16)	(16)	–	–	–
Foreign currency translation adjustments	–	(2)	(2)	–	(5)	(5)

Total other comprehensive income (loss), net of tax	–	(18)	(18)	–	(5)	(5)

Total comprehensive income (loss)	–	(16)	(16)	–	–	–

Other	–	–	–	–	(8)	(8)

Balance, end of year	$–	$30	$30	$–	$611	$611

Year Ended December 31, 2012
Balance, beginning of year	$8,427	$96	$8,523	$–	$855	$855

Repayment to Department of the Treasury	(8,635)	–	(8,635)	–	–	–
Contributions from noncontrolling interests	–	36	36	–	(87)	(87)
Distributions to noncontrolling interests	–	68	68	–	(27)	(27)
Consolidation (deconsolidation)	–	–	–	–	–	–
Comprehensive income:
Net income	208	14	222	–	40	40
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	–	4	4	–	5	5
Foreign currency translation adjustments	–	–	–	–	(6)	(6)

Total other comprehensive income (loss), net of tax	–	4	4	–	(1)	(1)

Total comprehensive income	208	18	226	–	39	39

Other	–	116	116	–	(113)	(113)

Balance, end of year	$–	$334	$334	$–	$667	$667

Year Ended December 31, 2011
Balance, beginning of year	$–	$434	$434	$26,358	$1,562	$27,920

Repurchase of SPV preferred interests in connection with Recapitalization	–	–	–	(26,432)	–	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization	20,292	–	20,292	–	–	–
Repayment to Department of the Treasury	(12,425)	–	(12,425)	–	–	–
Contributions from noncontrolling interests	–	–	–	–	–	–
Distributions to noncontrolling interests	–	(21)	(21)	–	(8)	(8)
Deconsolidation	–	(307)	(307)	–	(123)	(123)
Acquisition of noncontrolling interest	–	–	–	–	(489)	(489)
Comprehensive income (loss):
Net income (loss)	560	(8)	552	74	82	156
Other comprehensive income (loss), net of tax:
Unrealized losses on investments	–	(2)	(2)	–	(155)	(155)
Foreign currency translation adjustments	–	–	–	–	36	36

Total other comprehensive income (loss), net of tax	–	(2)	(2)	–	(119)	(119)

Total comprehensive income (loss)	560	(10)	550	74	(37)	37

Other	–	–	–	–	(50)	(50)

Balance, end of year	$8,427	$96	$8,523	$–	$855	$855

AIG 2013 Form 10-K

ITEM 8 / NOTE 17. NONCONTROLLING INTERESTS

Redeemable noncontrolling interest

Nonvoting, callable, junior preferred interests held by the Department of Treasury represented preferred interests in the AIA SPV and ALICO SPV. In connection with the execution of our orderly asset disposition plan, as well as the repayment of the FRBNY Credit Facility, we transferred two of our wholly-owned businesses, AIA and ALICO, to two newly created SPVs in exchange for all the common and preferred interests (the SPV Preferred Interests) of those SPVs. On December 1, 2009, AIG transferred the SPV Preferred Interests to the FRBNY in consideration for a $25 billion reduction of the outstanding loan balance and of the maximum amount of credit available under the FRBNY Credit Facility and amended the terms of the FRBNY Credit Facility. As part of the closing of the Recapitalization, the remaining SPV Preferred Interests, with an aggregate liquidation preference of approximately $20.3 billion at January 14, 2011, were purchased from the FRBNY by AIG and transferred to the Department of the Treasury as part of the consideration for the exchange of Series F Preferred Stock.

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

As a result of the closing of the Recapitalization on January 14, 2011, the SPV Preferred Interests held by the Department of the Treasury were no longer considered permanent equity on our Consolidated Balance Sheets, and were classified as redeemable noncontrolling interests. As part of the Recapitalization, we used approximately $6.1 billion of the cash proceeds from the sale of ALICO to pay down a portion of the liquidation preference of the SPV Preferred Interests. The liquidation preference of the SPV Preferred Interests was further reduced by approximately $12.4 billion using proceeds from the sale of AIG Star, AIG Edison, Nan Shan, and MetLife securities received in the sale of ALICO. During the first quarter of 2011, the remaining liquidation preference of the ALICO SPV Preferred Interests was paid in full.

The SPV Preferred Interests were measured at fair value on their issuance date. The SPV Preferred Interests initially had a liquidation preference of $25 billion and had a preferred return of five percent per year compounded quarterly through September 22, 2013 and nine percent thereafter. The preferred return is reflected in Net income from continuing operations attributable to noncontrolling interests — Nonvoting, callable, junior and senior preferred interests in the Consolidated Statements of Income. The difference between the SPV Preferred Interests' fair value and the initial liquidation preference was amortized and included in Net income from continuing operations attributable to noncontrolling interests — Nonvoting, callable, junior and senior preferred interests.

During the first quarter of 2012, the liquidation preference of the AIA SPV Preferred Interests was paid down in full.

Non-redeemable noncontrolling interests

Non-redeemable noncontrolling interests include the equity interests of third-party shareholders in our consolidated subsidiaries and includes the preferred shareholders' equity in outstanding preferred stock of ILFC, a wholly-owned subsidiary that is held for sale at December 31, 2013 and 2012. The preferred stock in ILFC consists of 1,000 shares of market auction preferred stock (MAPS) in two series (Series A and B) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. Dividends on the MAPS are accounted for as a reduction of the noncontrolling interest. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction, provided such auctions are able to occur. At December 31, 2013, there is no ability to conduct such auctions; therefore, the MAPS certificate of determination dictates that a maximum applicable rate, as defined in the certificate of determination, be paid on the MAPS. At December 31, 2013, the dividend rate for each of the Series A and Series B MAPS was 0.50 percent and 0.36 percent respectively.

For the years ended December 31, 2013 and 2012, the Noncontrolling interests balance declined by $56 million and $188 million, respectively, primarily caused by distributions to noncontrolling interest and, in 2012, an adjustment for the reclassification of noncontrolling interest from permanent to temporary and acquisitions of noncontrolling interests. In 2011, the decline in noncontrolling interest balance was primarily due to the acquisition of Fuji's noncontrolling interest.

AIG 2013 Form 10-K

ITEM 8 / NOTE 18. EARNINGS PER SHARE (EPS)

18. EARNINGS PER SHARE (EPS)

The basic EPS computation is based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. The diluted EPS computation is based on those shares used in the basic EPS computation plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding and adjusted to reflect all stock dividends and stock splits.

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

The following table presents the computation of basic and diluted EPS:

Years Ended December 31, (dollars in millions, except per share data)	2013	2012	2011

Numerator for EPS:
Income from continuing operations	$9,008	$3,699	$18,863
Less: Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	208	634
Other	7	54	55

Total net income from continuing operations attributable to noncontrolling interests	7	262	689

Deemed dividends to AIG Series E and F Preferred Stock	–	–	(812)

Income attributable to AIG common shareholders from continuing operations	9,001	3,437	17,362

Income from discontinued operations	84	1	2,467
Less: Net income from discontinued operations attributable to noncontrolling interests	–	–	19

Income attributable to AIG common shareholders from discontinued operations	84	1	2,448

Net income attributable to AIG common shareholders	$9,085	$3,438	$19,810

Denominator for EPS:
Weighted average shares outstanding – basic	1,474,171,690	1,687,197,038	1,799,385,757
Dilutive shares	7,035,107	29,603	72,740

Weighted average shares outstanding – diluted*	1,481,206,797	1,687,226,641	1,799,458,497

Income per common share attributable to AIG:
Basic:
Income from continuing operations	$6.11	$2.04	$9.65
Income from discontinued operations	$0.05	$–	$1.36
Net Income attributable to AIG	$6.16	$2.04	$11.01

Diluted:
Income from continuing operations	$6.08	$2.04	$9.65
Income from discontinued operations	$0.05	$–	$1.36
Net Income attributable to AIG	$6.13	$2.04	$11.01

*     Dilutive shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, a weighted average portion of the warrants issued to AIG shareholders as part of the recapitalization in January 2011 and a weighted average portion of the warrants issued to the Department of the Treasury in 2009 that we repurchased in the first quarter of 2013. The number of shares excluded from diluted shares outstanding were 38 million, 78 million and 76 million for the years ended December 31, 2013, 2012 and 2011, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 19. STATUTORY FINANCIAL DATA AND RESTRICTIONS

19. STATUTORY FINANCIAL DATA AND RESTRICTIONS

The following table presents statutory capital and surplus and net income for our AIG Property Casualty and AIG Life and Retirement operations in accordance with statutory accounting practices:

(in millions)	2013	2012	2011

Years Ended December 31,
Statutory net income(a)(b)(c):
Property Casualty	$12,441	$4,792	2,330
Life and Retirement	3,741	3,827	797

At December 31,
Statutory capital and surplus(a)(b):
Property Casualty	$39,988	$42,208
Life and Retirement	14,329	14,683

Aggregate minimum required statutory capital and surplus(b):
Domestic Property Casualty	$5,425	$5,800
Foreign Property Casualty	8,821	10,100
Life and Retirement	4,336	4,276

(a)  Excludes discontinued operations and other divested businesses. Statutory capital and surplus and net income with respect to foreign operations are as of November 30.

(b)  The 2013 amounts are subject to change based on final statutory filings. The 2012 Property Casualty statutory net income and statutory capital and surplus amounts increased by $937 million and $2.1 billion, respectively, compared to the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, due to finalization of statutory filings.

(c)  Property Casualty includes approximately $8.0 billion and $3.0 billion of recognized statutory gains related to legal entity simplification (restructuring) in 2013 and 2012, respectively. These recognized gains were largely offset by reductions in unrealized gains; therefore, there was no material impact to total surplus.

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

At December 31, 2013 and 2012, the aggregate minimum required statutory capital and surplus of our domestic AIG Property Casualty insurance subsidiaries was approximately $5.4 billion and $5.8 billion, respectively. At December 31, 2013 and 2012, the aggregate minimum required statutory (or equivalent) capital and surplus of our foreign AIG Property Casualty foreign insurance subsidiaries was approximately $8.8 billion and $10.1 billion, respectively. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S., and can vary significantly by jurisdiction. At both December 31, 2013 and 2012, the aggregate minimum required statutory capital and surplus of our AIG Life and Retirement insurance subsidiaries was approximately $4.3 billion. For domestic insurance subsidiaries, minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. At both December 31, 2013 and 2012, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.

At December 31, 2013 and 2012, the use of prescribed or permitted statutory accounting practices by our AIG Property Casualty and AIG Life and Retirement insurance subsidiaries did not result in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk-based capital that would have been reported had National Association of Insurance Commissioners' statutory accounting practices or the prescribed regulatory accounting practices of their respective foreign regulatory authority been followed in all respects for domestic and foreign insurance entities. As described further in Note 12, our domestic Property Casualty insurance subsidiaries domiciled in New York and Pennsylvania discount non tabular workers' compensation reserves based on the prescribed or approved regulations in each of those states. While these practices differ from applicable National Association of Insurance Commissioners' statutory accounting practices, such practices do not have a material impact on AIG Property Casualty's statutory surplus and statutory net income or risk based capital.

AIG 2013 Form 10-K

ITEM 8 / NOTE 19. STATUTORY FINANCIAL DATA AND RESTRICTIONS

The NAIC Model Regulation "Valuation of Life Insurance Policies" (Regulation XXX) requires U.S. life insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). In addition, NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs.

On September 11, 2013, the NYDFS announced it would no longer implement a modified principles-based reserving approach for certain in-force ULSGs, which had been developed by a Joint Working Group of the NAIC. As a result, New York-licensed insurers are required to record additional reserves on a statutory basis for ULSG products issued between July 1, 2005 and December 31, 2012. The decision from the NYDFS does not affect reserves for products issued on or after January 1, 2013. AIG Life and Retirement does not currently offer individual level term life insurance or ULSGs in the state of New York. AIG Life and Retirement recorded approximately $200 million of additional reserves on a statutory basis at December 31, 2013 to fully comply with the NYDFS decision. Our AIG Life and Retirement insurance subsidiaries, including our New York-domiciled insurance subsidiary, continue to maintain capital well in excess of regulatory minimum required capital and surplus levels. In 2013, our AIG Life and Retirement New York-domiciled insurance subsidiary paid dividends totaling $404 million, which were ultimately distributed to AIG Parent.

AIG Life and Retirement manages the capital impact on its life insurers of statutory reserve requirements under Regulation XXX and Guideline AXXX through intercompany reinsurance transactions. The affiliated life insurers providing reinsurance capacity to AIG Life and Retirement are fully licensed insurance companies and are not formed under captive insurance laws. Under one of these intercompany reinsurance arrangements, certain Regulation XXX and Guideline AXXX reserves related to new and in-force business are ceded to an affiliated U.S. life insurer, which is a licensed life insurer in the state of Missouri and an accredited reinsurer in the state of Texas. As an accredited reinsurer, this affiliated life insurer is not required to post any collateral such as letters of credit or assets in trust.

Under the other intercompany reinsurance arrangement, certain Regulation XXX and Guideline AXXX reserves related to a closed block of in-force business are ceded to an affiliated off-shore life insurer, which is licensed as a class E insurer under Bermuda law. Bermuda law permits the off-shore life insurer to record an asset that effectively reduces the statutory reserves for the assumed reinsurance to the level that would be required under U.S. GAAP. Letters of credit are used to support the credit for reinsurance provided by the affiliated off-shore life insurer. The letters of credit are subject to reimbursement by AIG Parent in the event of a drawdown. See Note 8 for additional information regarding these letters of credit.

Subsidiary Dividend Restrictions

Payments of dividends to us by our insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to our domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. For example, unless permitted by the Superintendent of Financial Services, property casualty companies domiciled in New York generally may not pay dividends to shareholders that, in any 12-month period, exceed the lesser of 10 percent of such company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income," for the previous year, as defined. Generally, less severe restrictions applicable to both property casualty and life insurance companies exist in most of the other states in which our insurance subsidiaries are domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends. Various other regulatory restrictions also limit cash loans and advances to us by our subsidiaries.

Largely as a result of these restrictions, approximately $47.6 billion of the statutory capital and surplus of our consolidated insurance subsidiaries were restricted from transfer to AIG Parent without prior approval of state insurance regulators at December 31, 2013.

To our knowledge, no AIG insurance company is currently on any regulatory or similar "watch list" with regard to solvency.

Parent Company Dividend Restrictions

Our ability to pay dividends has not been subject to any contractual restrictions since the cancellation of our Series G Preferred Stock in May 2011. See Note 16 herein for additional information about our ability to pay dividends to our shareholders.

AIG 2013 Form 10-K

ITEM 8 / NOTE 20. SHARE-BASED AND OTHER COMPENSATION PLANS

20. SHARE-BASED AND OTHER COMPENSATION PLANS

The following table presents our share-based compensation expense:

Years Ended December 31, (in millions)	2013	2012	2011

Share-based compensation expense – pre-tax*	$457	$286	$(16)
Share-based compensation expense – after tax	297	186	(10)

*  For the year ended December 31, 2013, $315 million of pre-tax compensation expense and substantially all of prior years' compensation expense were attributed to unsettled liability-classified awards, the values of which are based on our share price at the reporting date. Our share price was $51.05, $35.30 and $23.20 at December 31, 2013, 2012 and 2011, respectively, and is the primary driver of the volatility in share-based compensation expense.

Employee Plans

During 2013, our employees were issued awards under the AIG 2010 Stock Incentive Plan, as amended (2010 Plan), and the AIG 2013 Omnibus Incentive Plan (2013 Plan). The 2013 Plan replaced the 2010 Plan as of May 15, 2013, but does not affect the terms or conditions of any award issued under the 2010 Plan, and is currently the only plan under which share-based awards can be made.

As of December 31, 2013, the Starr International Company, Inc. Deferred Compensation Profit Participation Plans (the SICO Plans) are the only legacy plans for which awards remain unvested.

Our share-settled awards are settled with newly-issued shares of AIG Common Stock. Share awards made by SICO are settled by SICO.

AIG 2013 Omnibus Incentive Plan

The 2013 Plan was adopted at the 2013 Annual Meeting of Shareholders and provides for the grants of share-based awards to our employees and non-employee directors. The total number of shares that may be granted under the 2013 Plan (the reserve) is the sum of 1) 45 million shares of AIG Common Stock, plus 2) the number of authorized shares that remained available for issuance under the 2010 Plan when the 2013 Plan became effective, plus 3) the number of shares of AIG Common Stock relating to outstanding awards under the 2010 Plan at the time the 2013 Plan became effective that subsequently are forfeited, expired, terminated or otherwise lapse or are settled in cash. Each share-based unit granted under the 2013 Plan reduces the number of shares available for future grants by one share. However, shares with respect to awards that are forfeited, expired or settled for cash, and shares withheld for taxes on awards (other than options and stock appreciation rights (SARs) awards) are returned to the reserve. During 2013, performance share units (PSUs) and deferred stock units (DSUs) were granted under the 2013 Plan and 55,618,617 shares are available for future grants as of December 31, 2013. PSUs were issued for off cycle grants, which are made from time to time during the year as sign-on awards to new hires or as a result of a change in employee status.

AIG 2010 Stock Incentive Plan

The 2010 Plan was adopted at the 2010 Annual Meeting of Shareholders. The total number of shares of AIG Common Stock that could be granted under the 2010 Plan was 60 million. During 2013, 2012 and 2011, we granted PSUs, DSUs, restricted stock units (RSUs), restricted stock and SARs under the 2010 Plan. Each PSU, DSU, RSU, SAR and restricted stock awarded reduced the number of shares available for future grants by one share. Subsequent to the adoption of the 2013 Plan in May 2013, no additional grants were made under the 2010 Plan.

Share-settled Awards

AIG 2013 Long Term Incentive Plan

The 2013 Long Term Incentive Plan (2013 LTIP), adopted in March 2013, provides for the grant of performance share units to certain employees, including our senior executive officers and other highly compensated employees. Each recipient of an award is granted a number of PSUs (the target) that provides the opportunity to earn shares of

AIG 2013 Form 10-K

ITEM 8 / NOTE 20. SHARE-BASED AND OTHER COMPENSATION PLANS

AIG Common Stock based on AIG achieving specified performance measures at the end of the three-year performance period. These performance measures are based on AIG's total shareholder return (TSR) and growth in tangible book value per share (TBVPS) (excluding Accumulated other comprehensive income) relative to a specified peer group, and are weighted at 50 percent each. The actual number of PSUs earned can vary from zero to 150 percent of the target depending on AIG's performance relative to the peer group. Vesting occurs in three equal installments beginning on January 1 of the year immediately following the end of the performance period and January 1 of each of the next two years, resulting in a graded vesting schedule of up to five years. Dividends do not accrue on awards until the shares are delivered. Recipients must be employed at each vesting date to be entitled to share delivery, except upon the occurrence of an accelerated vesting event, such as an involuntary termination without cause, disability, retirement or retirement eligibility during the vesting period. Awards made under the 2013 LTIP prior to May 2013 were issued under the 2010 Plan; awards made subsequently were issued under the 2013 Plan.

SICO Plans

The SICO Plans provide that shares of AIG Common Stock currently held by SICO are set aside for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of shares under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant's termination of employment with us prior to normal retirement age. A significant portion of the awards under the SICO Plans vest the year after the participant reaches age 65, provided that the participant remains employed by us through age 65. The portion of the awards for which early payout is available vests on the applicable payout date.

SICO Plan awards issued in the form of restricted stock were valued based on the closing price of AIG's Common Stock on the grant date. Although none of the costs of the various benefits provided under the SICO Plans have been paid by us, we have recorded compensation expense for the deferred compensation amounts payable to our employees by SICO, with an offsetting amount credited to Additional paid-in capital reflecting amounts deemed contributed by SICO.

Non-Employee Plans

Our non-employee directors, who serve on AIG's Board of Directors, receive share-based compensation in the form of deferred stock units (DSUs) with delivery deferred until retirement from the Board. In 2013, we granted to non-employee directors 25,735 DSUs under the 2013 Plan, and in 2012 and 2011, we granted 19,434 and 21,203 DSUs, respectively, under the 2010 Plan.

Performance Share Unit Valuation

The fair value of a PSU that will be earned based on AIG's achieving growth in TBVPS relative to a specified peer group was based on the closing price of AIG Common Stock on the grant date; off cycle grants issued after August 1, 2013 were discounted because PSUs are not entitled to dividends during the vesting periods. The fair value of a PSU that will be earned based on AIG's TSR relative to a specified peer group was determined on the grant date using a Monte Carlo simulation.

The following table presents the assumptions used to estimate the fair value of PSUs based on AIG's TSR:

2013

Expected dividend yield(a)	0.38%
Expected volatility(b)	30.79%
Risk-free interest rate(c)	0.50%

(a)  The dividend yield is the projected annualized AIG dividend yield estimated by Bloomberg Professional service as of the valuation date.

(b)  The expected volatility is equal to the interpolated value between the implied volatilities of actively traded stock options with maturities that are closest to the PSU term to maturity.

(c)  The risk-free interest rate is the continuously compounded interest rate for the term between the valuation date and maturity date that is assumed to be constant and equal to the interpolated value between the closest data points on the U.S. dollar LIBOR-swap curve as of the valuation date.

AIG 2013 Form 10-K

ITEM 8 / NOTE 20. SHARE-BASED AND OTHER COMPENSATION PLANS

The following table summarizes outstanding share-settled awards*:

	Number of PSUs/Shares		Weighted Average Grant-Date Fair Value
As of or for the Year Ended December 31, 2013	AIG Plans	SICO Plans	AIG Plans	SICO Plans

Unvested, beginning of year	39,249	119,944	$48.29	$1,197.96
Granted	8,451,368	–	36.50	–
Vested	(2,910,475)	(17,977)	36.00	524.12
Forfeited	(384,734)	(16,018)	35.73	1,178.71

Unvested, end of year	5,195,408	85,949	$36.92	$1,195.05

*  Excludes DSUs and options, which are discussed under the Non-Employee Plans and Stock Options sections, respectively.

The total unrecognized compensation cost (net of expected forfeitures) for the unvested PSUs and unvested restricted stock were $121 million and $30 million, respectively, and the weighted-average and expected period of years over which those costs are expected to be recognized are 1.38 years and 4 years for the PSUs, and 5.17 years and 26 years for the restricted stock, respectively.

Stock Options

Options granted under the AIG 2007 Stock Incentive Plan and the 1999 Stock Option Plan generally vested over four years (25 percent vesting per year) and expire 10 years from the date of grant. All outstanding options are vested and out of the money at December 31, 2013. There were no stock options granted since 2008 and no shares were issued in 2013 in connection with previous exercises of options with delivery deferred until 2013. The aggregate intrinsic value for all unexercised options is zero.

The following table provides a roll forward of stock option activity:

As of or for the Year Ended December 31, 2013	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Options:
Exercisable at beginning of year	514,245	$1,129.42	2.49
Expired	(224,455)	$1,149.34

Exercisable at end of year	289,790	$1,113.99	2.58

Cash-settled Awards

During the period we were subject to Troubled Asset Relief Program (TARP) restrictions (under the purview of the Special Master), we issued various cash-settled share-based grants, including RSUs, linked to AIG Common Stock, to certain of our most highly compensated employees and executive officers. After the repayment of our TARP obligations in December 2012, we no longer issue awards under these plans.

Share-based cash-settled awards are recorded as liabilities until the final payout is made or the award is replaced with a stock-settled award. Compensation expense is recognized over the vesting periods, unless the award is fully vested on the grant date in which case the entire award value is immediately recognized as expense.

Unlike stock-settled awards, which generally have a fixed grant-date fair value (unless the award is subsequently modified), the fair value of unsettled or unvested cash-settled awards is remeasured at the end of each reporting period based on the change in fair value of one share of AIG Common Stock. The liability and corresponding expense are adjusted accordingly until the award is settled.

AIG 2013 Form 10-K

ITEM 8 / NOTE 20. SHARE-BASED AND OTHER COMPENSATION PLANS

Restricted Stock Units

Stock Salary Awards

In 2009, we established a program of regular grants of vested stock or units that is generally referred to as "Stock Salary." Stock Salary is determined as a dollar amount through the date that salary is earned and accrued at the same time or times as the salary would otherwise be paid in cash. Stock Salary was granted to any individual qualifying as a senior executive officer or one of our next twenty most highly compensated employees (the Top 25). Stock Salary for a Top 25 employee (other than our CEO) is settled in three equal installments on the first, second and third anniversary of grant. Stock Salary was also granted to individuals qualifying as an executive officer or one of our next 75 most highly compensated employees (Top 26-100), and is generally settled on either the first or third anniversary of grant in accordance with the terms of an employee's award. Stock Salary grants were generally issued in the form of immediately vested RSUs, and the number of units awarded was based on the value of AIG Common Stock on the grant date.

RSUs are settled in cash based on the value of AIG Common Stock on the applicable settlement date. During 2013, 2012 and 2011, we paid $180 million, $111 million and $35 million, respectively, to settle awards. For those awards that were vested and unsettled at the end of each year, we recognized charges of $73 million and $173 million in compensation expense for the years ended December 31, 2013 and 2012, respectively, to reflect fluctuations in the value of AIG Common Stock. At December 31, 2013, the number of vested but unsettled RSUs totaled 2,433,501.

TARP RSUs

TARP RSUs awarded require the achievement of objective performance metrics as a condition to entitlement. When vested and transferable, an award would be settled in 25 percent installments in proportion to the settlement of our TARP obligations. Prior to December 2011, TARP RSUs granted to the Top 25 (other than our CEO) vested on the third anniversary of grant, while TARP RSUs granted to the Top 26-100 vested on the second anniversary of grant and are subject to transferability restrictions for an additional year after vesting. TARP RSUs granted December 2011 and thereafter vest in two 50 percent installments on the second and third anniversary of the date of grant. With the repayment of our TARP obligations in December 2012, 100 percent of outstanding TARP RSUs will vest when the service requirements are satisfied.

Other RSUs

Fully-vested performance-based RSUs were issued to certain employees in the Top 26-100 in March 2011. The RSUs will be cash-settled three years after the date of issuance based on the value of AIG Common Stock on each settlement date. For the vested and unsettled awards at year-end, we recognized charges of $3 million, $2 million, and a reduction of $2 million in compensation expense for the years ended December 31, 2013, 2012, 2011, respectively, to reflect fluctuations in the value of AIG Common Stock.

During 2013 and 2012, cash-settled performance-based RSUs granted and issued in March 2013 and 2012 to certain highly compensated employees will vest in two 50 percent installments on the second and third anniversary of the date of grant.

Long Term Incentive Plans

Certain employees were offered the opportunity to receive additional compensation in the form of cash and cash-settled SARs for the 2009, 2010 and 2011 LTIP or 100 percent cash for the 2012 LTIP if certain performance measures were met. The ultimate value of these awards was contingent on AIG achieving performance measures over a two-year performance period and such value could range from zero to twice the target amount. Subsequent to the performance period, the earned awards are subject to an additional time-vesting period. This results in a graded vesting schedule for the cash portion of up to two years, while the SARs portion cliff-vests two years after the performance period ends.

The cash portion of the awards expensed in 2013, 2012 and 2011 totaled approximately $249 million, $189 million, and $199 million, respectively.

AIG 2013 Form 10-K

ITEM 8 / NOTE 20. SHARE-BASED AND OTHER COMPENSATION PLANS

The following table presents a roll forward of SARs and cash-settled RSUs (excluding stock salary) as well as the related expenses:

	Number of Units
Year Ended December 31, 2013	Other RSUs	TARP RSUs	SARs

Unvested, beginning of year	686,290	1,889,434	12,356,573
Granted(a)	1,149,626	–	1,738,691
Vested(b)	(149,346)	(824,098)	(4,400,053)
Forfeited	(122,883)	(207,757)	(728,965)

Unvested, end of year(c)	1,563,687	857,579	8,966,246

Net compensation expense for the year (in millions)	$43	$37	$154

(a)  Represents additional SARs earned as a result of the completion of the performance period for the 2011 LTIP.

(b)  Also includes SARs for which vesting was accelerated for employees who became retirement eligible or were deceased.

(c)  Includes 4,773,976 SARs from the 2010 LTIP that vested on January 1, 2014.

The total unrecognized compensation cost (net of expected forfeitures) related to unvested SARs and cash-settled RSUs (excluding stock salary) and the weighted-average periods over which those costs are expected to be recognized are as follows:

At December 31, 2013 (in millions)	Unrecognized Compensation Cost	Weighted- Average Period (years)	Expected Period (years)

SARs	$14	0.62	1
TARP RSUs	15	0.76	2
RSUs	41	0.95	2

Stock Appreciation Rights Valuation

We use a Monte Carlo simulation approach, which incorporates a range of input parameters that is consistently applied, to determine the fair value of SARs at each reporting period.

The table below presents the assumptions used to estimate the fair value of SARs:

2013

Expected dividend yield(a)	1.08%
Expected volatility(b)	29.45 – 49.22%
Weighted-average volatility	30.04%
Risk-free interest rate(c)	0.31%
Expected term(d)	1.0 year

(a)  The dividend yield is the projected annualized AIG dividend yield estimated by Bloomberg Professional service as of the valuation date.

(b)  The expected volatilities are the implied volatilities with the nearest maturity and strike price as of the valuation date from actively traded stock options on AIG Common Stock.

(c)  The risk-free interest rate is the continuously compounded interest rate for the term between the valuation date and maturity date that is assumed to be constant and equal to the interpolated value between the closest data points on the U.S. dollar LIBOR-swap curve as of the valuation date.

(d)  The term to maturity is specified in the agreement for each SAR grant.

AIG 2013 Form 10-K

ITEM 8 / NOTE 21. EMPLOYEE BENEFITS

21. EMPLOYEE BENEFITS

Pension Plans

We offer various defined benefit plans to eligible employees.

The U.S. AIG Retirement Plan (the qualified plan) is a noncontributory defined benefit plan, which is subject to the provisions of ERISA. U.S. salaried employees who are employed by a participating company and who have completed 12 months of continuous service are eligible to participate in the plan. Effective April 1, 2012, the qualified plan was converted to a cash balance formula comprised of pay credits based on six percent of a plan participant's annual compensation (subject to IRS limitations) and annual interest credits. In addition, employees can take their vested benefits when they leave AIG as a lump sum or an annuity option after completing at least three years of service. However, employees satisfying certain age and service requirements (i.e. grandfathered employees) remain covered under the old plan formula, which is based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. Grandfathered employees will receive the higher of the benefits under the cash balance or final average pay formula at retirement. Non-U.S. defined benefit plans are generally either based on the employee's years of credited service and compensation in the years preceding retirement or on points accumulated based on the employee's job grade and other factors during each year of service.

We also sponsor several non-qualified unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by the qualified plan. These include the AIG Non-Qualified Retirement Income Plan (AIG NQRIP), which provides a benefit equal to the reduction in benefits under the qualified plan as a result of federal tax limitations on compensation and benefits payable, and the Supplemental Executive Retirement Plan (Supplemental), which provides additional retirement benefits to designated executives. Under the Supplemental Plan, an annual benefit accrues at a percentage of final average pay multiplied by each year of credited service, not greater than 60 percent of final average pay, reduced by any benefits from the current and any predecessor retirement plans (including the AIG NQRIP Plan), Social Security, and any benefits accrued under a Company sponsored foreign deferred compensation plan.

Postretirement Plans

We also provide postretirement medical care and life insurance benefits in the U.S. and in certain non-U.S. countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and attaining a specified age. Overseas, benefits vary by geographic location.

U.S. postretirement medical and life insurance benefits are based upon the employee attaining the age of 55 and having a minimum of ten years of service. Eligible employees who have medical coverage can enroll in retiree medical upon termination. Medical benefits are contributory, while the life insurance benefits are generally non-contributory. Retiree medical contributions vary from none for pre-1989 retirees to actual premium payments reduced by certain subsidies for post-1992 retirees. These contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination. Effective April 1, 2012, the retiree medical employer subsidy for the AIG Postretirement plan was eliminated for employees who were not grandfathered. Additionally, new employees hired after December 31, 2012 are not eligible for retiree life insurance.

The following table presents the funded status of the plans reconciled to the amount reported in the Consolidated Balance Sheets. The measurement date for most of the non-U.S. defined benefit pension and

AIG 2013 Form 10-K

ITEM 8 / NOTE 21. EMPLOYEE BENEFITS

postretirement plans is November 30, consistent with the fiscal year end of the sponsoring companies. For all other plans, measurement occurs as of December 31.

	Pension				Postretirement(a)
	U.S. Plans(b)		Non-U.S. Plans(b)		U.S. Plans		Non-U.S. Plans
As of or for the Years Ended December 31, (in millions)
	2013	2012	2013	2012	2013	2012	2013	2012

Change in projected benefit obligation:
Benefit obligation, beginning of year	$5,161	$4,438	$1,205	$1,137	$255	$236	$66	$52
Service cost	205	154	47	53	5	5	3	3
Interest cost	201	200	29	34	8	11	2	2
Actuarial (gain) loss	(454)	536	13	69	(41)	22	(15)	11
Benefits paid:
AIG assets	(14)	(12)	(13)	(7)	(10)	(11)	(1)	(1)
Plan assets	(217)	(150)	(27)	(35)	–	–	–	–
Plan amendment	–	–	–	4	–	(8)	–	–
Curtailments	–	(5)	(1)	(3)	–	–	(3)	(1)
Settlements	–	–	(35)	(20)	–	–	–	–
Foreign exchange effect	–	–	(126)	(32)	–	–	(1)	–
Other	–	–	(20)	5	–	–	1	–

Projected benefit obligation, end of year	$4,882	$5,161	$1,072	$1,205	$217	$255	$52	$66

Change in plan assets:
Fair value of plan assets, beginning of year	$3,720	$3,432	$727	$683	$–	$–	$–	$–
Actual return on plan assets, net of expenses	520	438	92	34	–	–	–	–
AIG contributions	15	12	87	86	10	11	1	1
Benefits paid:
AIG assets	(14)	(12)	(13)	(7)	(10)	(11)	(1)	(1)
Plan assets	(217)	(150)	(27)	(35)	–	–	–	–
Settlements	–	–	(35)	(20)	–	–	–	–
Foreign exchange effect	–	–	(93)	(15)	–	–	–	–
Other	–	–	–	1	–	–	–	–

Fair value of plan assets, end of year	$4,024	$3,720	$738	$727	$–	$–	$–	$–

Funded status, end of year	$(858)	$(1,441)	$(334)	$(478)	$(217)	$(255)	$(52)	$(66)

Amounts recognized in the consolidated balance sheet:

Assets	$–	$–	$91	$65	$–	$–	$–	$–

Liabilities	(858)	(1,441)	(425)	(543)	(217)	(255)	(52)	(66)

Total amounts recognized	$(858)	$(1,441)	$(334)	$(478)	$(217)	$(255)	$(52)	$(66)

Pre-tax amounts recognized in Accumulated other comprehensive income:

Net gain (loss)	$(908)	(1,764)	$(204)	$(302)	$1	$(40)	$3	$(13)

Prior service (cost) credit	234	267	14	21	35	46	1	1

Total amounts recognized	$(674)	$(1,497)	$(190)	$(281)	$36	$6	$4	$(12)

(a)  We do not currently fund postretirement benefits.

(b)  Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $276 million and $238 million for the U.S. and $265 million and $299 million for the non-U.S. at December 31, 2013 and 2012, respectively.

AIG 2013 Form 10-K

ITEM 8 / NOTE 21. EMPLOYEE BENEFITS

The following table presents the accumulated benefit obligations for U.S. and non-U.S. pension benefit plans:

At December 31, (in millions)	2013	2012

U.S. pension benefit plans	$4,683	$4,827
Non-U.S. pension benefit plans	$1,000	$1,125

Defined benefit pension plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
At December 31, (in millions)
	2013	2012	2013	2012	2013	2012	2013	2012

Projected benefit obligation	$4,882	$5,161	$806	$1,028	$4,882	$5,161	$752	$1,018
Accumulated benefit obligation	4,683	4,827	704	964	4,683	4,827	703	959
Fair value of plan assets	4,024	3,720	330	485	4,024	3,720	327	478

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
(in millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011

Components of net periodic benefit cost:
Service cost	$205	$154	$150	$47	$53	$66	$5	$5	$8	$3	$3	$4
Interest cost	201	200	207	29	34	37	8	11	13	2	2	2
Expected return on assets	(257)	(240)	(250)	(19)	(20)	(25)	–	–	–	–	–	–
Amortization of prior service credit	(33)	(33)	(7)	(3)	(4)	(4)	(11)	(10)	(2)	–	–	–
Amortization of net loss	138	118	65	13	13	15	1	–	–	–	–	–
Curtailment (gain) loss	–	(2)	–	(1)	1	–	–	–	–	(2)	(1)	–
Settlement loss	–	–	–	5	4	8	–	–	–	–	–	–
Other	–	–	–	1	–	–	–	–	–	–	–	–

Net periodic benefit cost	$254	$197	$165	$72	$81	$97	$3	$6	$19	$3	$4	$6

Total recognized in Accumulated other comprehensive income (loss)	$823	$(250)	$(396)	$103	$(36)	$261	$30	$(23)	$56	$16	$(11)	$(6)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$569	$(447)	$(561)	$31	$(117)	$164	$27	$(29)	$37	$13	$(15)	$(12)

The estimated net loss and prior service credit that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $51 million and $36 million, respectively, for our combined defined benefit pension plans. For the defined benefit postretirement plans, the estimated amortization from Accumulated other comprehensive income for net gain and prior service credit that will be amortized into net periodic benefit cost over the next fiscal year will be less than $11 million in the aggregate.

The annual pension expense in 2014 for the AIG U.S. and non-U.S. defined benefit pension plans is expected to be approximately $194 million. A 100 basis point increase in the discount rate or expected long-term rate of return would decrease the 2014 expense by approximately $60 million and $46 million, respectively, with all other items remaining the same. Conversely, a 100 basis point decrease in the discount rate or expected long-term rate of return would increase the 2014 expense by approximately $92 million and $46 million, respectively, with all other items remaining the same.

AIG 2013 Form 10-K

ITEM 8 / NOTE 21. EMPLOYEE BENEFITS

Assumptions

The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension		Postretirement
	U.S. Plans	Non-U.S. Plans*	U.S. Plans	Non-U.S. Plans*

December 31, 2013
Discount rate	4.83%	2.77%	4.59%	4.77%
Rate of compensation increase	3.50%	2.89%	N/A	3.34%

December 31, 2012
Discount rate	3.93%	2.62%	3.67%	3.45%
Rate of compensation increase	4.00%	2.86%	N/A	3.55%

*     The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2013	2012

Following year:
Medical (before age 65)	7.21%	7.39%
Medical (age 65 and older)	6.80%	6.82%

Ultimate rate to which cost increase is assumed to decline	4.50%	4.50%

Year in which the ultimate trend rate is reached:
Medical (before age 65)	2027	2027
Medical (age 65 and older)	2027	2027

A one percent point change in the assumed healthcare cost trend rate would have the following effect on our postretirement benefit obligations:

	One Percent Increase		One Percent Decrease
At December 31, (in millions)
	2013	2012	2013	2012

U.S. plans	$6	$5	$(3)	$(4)
Non-U.S. plans	$11	$15	$(7)	$(11)

Our postretirement plans provide benefits primarily in the form of defined employer contributions rather than defined employer benefits. Changes in the assumed healthcare cost trend rate have a minimal impact for U.S. plans because for post-1992 retirees, benefits are fixed dollar amounts based on service at retirement. Our non-U.S. postretirement plans are not subject to caps.

AIG 2013 Form 10-K

ITEM 8 / NOTE 21. EMPLOYEE BENEFITS

The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension		Postretirement
At December 31,	U.S. Plans	Non-U.S. Plans*	U.S. Plans	Non-U.S. Plans*

2013
Discount rate	3.93%	2.62%	3.67%	3.45%
Rate of compensation increase	4.00%	2.86%	N/A	3.55%
Expected return on assets	7.25%	2.60%	N/A	N/A

2012
Discount rate	4.62%	3.02%	4.51%	4.19%
Rate of compensation increase	4.00%	2.94%	N/A	3.61%
Expected return on assets	7.25%	2.91%	N/A	N/A

2011
Discount rate	5.50%	2.25%	5.25%	4.00%
Rate of compensation increase	4.00%	3.00%	N/A	3.00%
Expected return on assets	7.50%	3.14%	N/A	N/A

*     The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of the subsidiaries providing such benefits.

Discount Rate Methodology

The projected benefit cash flows under the U.S. AIG Retirement plan were discounted using the spot rates derived from the Mercer Pension Discount Yield Curve at December 31, 2013 and 2012, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 4.84 percent at December 31, 2013 and 3.94 percent at December 31, 2012. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. plans.

In general, the discount rates for non-U.S. pension plans were developed based on the duration of liabilities on a plan by plan basis and were selected by reference to high quality corporate bonds in developed markets or local government bonds where developed markets are not as robust or are nonexistent.

The projected benefit obligation for Japan represents approximately 51 percent and 57 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2013 and 2012, respectively. The weighted average discount rate of 1.39 percent and 1.54 percent at December 31, 2013 and 2012 respectively for Japan was selected by reference to the AA rated corporate bonds reported by Rating and Investment Information, Inc. based on the duration of the plans' liabilities.

Plan Assets

The investment strategy with respect to assets relating to our U.S. and non-U.S. pension plans is designed to achieve investment returns that will (a) provide for the benefit obligations of the plans over the long term (b) limit the risk of short-term funding shortfalls and (c) maintain liquidity sufficient to address cash needs. Accordingly, the asset allocation strategy is designed to maximize the investment rate of return while managing various risk factors, including but not limited to, volatility relative to the benefit obligations, diversification and concentration, and the risk and rewards profile applicable to each asset class. The assessment of the expected rate of return for all our plans is long-term and thus is not expected to change annually; however, significant changes in investment strategy or economic conditions may warrant such a change.

There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2013 or 2012.

U.S. Pension Plan

The long-term strategic asset allocation is reviewed and revised approximately every three years. The plan's assets are monitored by the investment committee of our Retirement Board and the investment managers, which includes allocating the plan's assets among approved asset classes within pre-approved ranges permitted by the strategic allocation.

AIG 2013 Form 10-K

ITEM 8 / NOTE 21. EMPLOYEE BENEFITS

The following table presents the asset allocation percentage by major asset class for the U.S. qualified plan and the target allocation:

At December 31,	Target 2014	Actual 2013	Actual 2012

Asset class:
Equity securities	43%	56%	52%
Fixed maturity securities	28%	25%	26%
Other investments	29%	19%	22%

Total	100%	100%	100%

The expected long-term rate of return for the plan was 7.25 percent for both 2013 and 2012. The expected rate of return is an aggregation of expected returns within each asset class category and incorporates the current and target asset allocations. The combination of the expected asset return and any contributions made by us are expected to maintain the plan's ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.

Non-U.S. Pension Plans

The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.

The following table presents the asset allocation percentage by major asset class for Non-U.S. pension plans and the target allocation:

At December 31,	Target 2014	Actual 2013	Actual 2012

Asset class:
Equity securities	34%	45%	36%
Fixed maturity securities	44%	37%	43%
Other investments	11%	6%	6%
Cash and cash equivalents	11%	12%	15%

Total	100%	100%	100%

The assets of AIG's Japan pension plans represent approximately 60 percent and 66 percent of total non-U.S. assets at December 31, 2013 and 2012 respectively. The expected long term rate of return was 1.15 percent and 1.76 percent, for 2013 and 2012, respectively, and is evaluated by the Japanese Pension Investment Committee on a quarterly and annually basis along with various investment managers, and is revised to achieve the optimal allocation to meet targeted funding levels if necessary. In addition, the funding policy is revised in accordance with local regulation every five years.

The expected weighted average long-term rate of return for all our non-U.S. pension plans was 2.60 percent and 2.91 percent for the years ended December 31, 2013 and 2012, respectively. It is an aggregation of expected returns within each asset class that was generally developed based on the building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.

AIG 2013 Form 10-K

ITEM 8 / NOTE 21. EMPLOYEE BENEFITS

Assets Measured at Fair Value

The following table presents information about our plan assets and indicates the level of the fair value measurement based on the observability of the inputs used. The inputs and methodology used in determining the fair value of these assets are consistent with those used to measure our assets as noted in Note 5 herein.

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

At December 31, 2013
Assets:
Cash and cash equivalents	$137	$–	$–	$137	$92	$–	$–	$92
Equity securities:
U.S.(a)	1,840	220	–	2,060	26	–	–	26
International(b)	189	18	–	207	254	47	–	301
Fixed maturity securities:
U.S. investment grade(c)	–	702	9	711	–	–	–	–
International investment grade(c)	–	–	–	–	1	163	–	164
U.S. and international high yield(d)	–	281	–	281	–	82	–	82
Mortgage and other asset-backed securities(e)	–	7	–	7	–	–	–	–
Other fixed maturity securities	–	–	–	–	–	10	19	29
Other investment types:
Hedge funds(f)	–	297	35	332	–	–	–	–
Futures	14	–	–	14	–	–	–	–
Private equity(g)	–	–	248	248	–	–	–	–
Insurance contracts	–	27	–	27	–	–	44	44

Total	$2,180	$1,552	$292	$4,024	$373	$302	$63	$738

At December 31, 2012
Assets:
Cash and cash equivalents	$229	$–	$–	$229	$113	$–	$–	$113
Equity securities:
U.S.(a)	1,597	31	–	1,628	21	1	–	22
International(b)	290	18	–	308	240	–	–	240
Fixed maturity securities:
U.S. investment grade(c)	–	763	11	774	–	–	–	–
International investment grade(c)	–	–	–	–	–	169	–	169
U.S. and international high yield(d)	–	134	–	134	–	96	–	96
Mortgage and other asset-backed securities(e)	–	59	–	59	–	–	–	–
Other fixed maturity securities	–	–	–	–	–	17	27	44
Other investment types:
Hedge funds(f)	–	334	–	334	–	–	–	–
Private equity(g)	–	–	225	225	–	–	–	–
Insurance contracts	–	29	–	29	–	–	43	43

Total	$2,116	$1,368	$236	$3,720	$374	$283	$70	$727

(a)  Includes index funds that primarily track several indices including S&P 500 and S&P Small Cap 600 as well as other actively managed accounts composed of investments in large cap companies.

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

(f)   Includes funds composed of macro, event driven, long/short equity, and controlled risk hedge fund strategies and a separately managed controlled risk strategy.

(g)  Includes funds that are diverse by geography, investment strategy, sector and vintage year.

AIG 2013 Form 10-K

ITEM 8 / NOTE 21. EMPLOYEE BENEFITS

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we had no significant concentrations of risks at December 31, 2013.

The U.S. pension plan holds a group annuity contract with U.S. Life, one of our subsidiaries, which totaled $27 million and $29 million at December 31, 2013 and 2012, respectively.

Changes in Level 3 fair value measurements

The following table presents changes in our U.S. and non-U.S. Level 3 plan assets measured at fair value:

At December 31, 2013 (in millions)	Balance Beginning of year	Net Realized and Unrealized Gains (Losses)	Purchases	Sales	Issuances	Settlements	Transfers In	Transfers Out	Balance at End of year	Changes in Unrealized Gains (Losses) on Instruments Held at End of year

U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$11	$(2)	$2	$(2)	$–	$–	$–	$–	$9	$(3)
Hedge funds	–	–	–	–	–	–	35	–	35	–
Private equity	225	7	44	(26)	–	(2)	–	–	248	(14)

Total	$236	$5	$46	$(28)	$–	$(2)	$35	$–	$292	$(17)

Non-U.S. Plan Assets:
Other fixed maturity securities	$27	$1	$–	$(8)	$–	$–	$–	$(1)	$19	$–
Insurance contracts	43	3	1	(1)	–	–	–	(2)	44	–

Total	$70	$4	$1	$(9)	$–	$–	$–	$(3)	$63	$–

At December 31, 2012 (in millions)	Balance Beginning of year	Net Realized and Unrealized Gains (Losses)	Purchases	Sales	Issuances	Settlements	Transfers In	Transfers Out	Balance at End of year	Changes in Unrealized Gains (Losses) on Instruments Held at End of year

U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$1	$5	$9	$(29)	$–	$(10)	$36	$(1)	$11	$1
Mortgage and other asset-
backed securities	36	–	–	–	–	–	–	(36)	–	–
Private equity	223	9	23	(26)	–	–	4	(8)	225	(14)

Total	$260	$14	$32	$(55)	$–	$(10)	$40	$(45)	$236	$(13)

Non-U.S. Plan Assets:
Other fixed maturity securities	$1	$–	$–	$(1)	$–	$–	$27	$–	$27	$–
Insurance contracts	39	2	2	–	–	–	–	–	43	–

Total	$40	$2	$2	$(1)	$–	$–	$27	$–	$70	$–

Transfers of Level 1 and Level 2 Assets

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. We had no material transfers between Level 1 and Level 2 during the years ended December 31, 2013 and 2012.

Transfers of Level 3 Assets

We record transfers of assets into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the year ended December 31, 2013, we transferred

AIG 2013 Form 10-K

ITEM 8 / NOTE 21. EMPLOYEE BENEFITS

certain investments in hedge funds into Level 3 as a result of limited market activity due to fund-imposed redemption restrictions. During the year ended December 31, 2012, transfers of assets into Level 3 included certain other fixed maturity securities. These transfers were due to a decrease in market transparency, downward credit migration and an overall increase in price disparity.

Expected Cash Flows

Funding for the U.S. pension plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions for the AIG Retirement Plan in 2014. Supplemental Plan, or AIG NQRIP, and postretirement plan payments are deductible when paid.

Our annual pension contribution in 2014 is expected to be approximately $177 million for our U.S. and non-U.S. plans. Included in this amount is $100 million in contributions to the AIG Retirement Plan. These estimates are subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management's discretion.

The expected future benefit payments, net of participants' contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
(in millions)	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

2014	$311	$41	$15	$1
2015	320	40	16	1
2016	330	40	16	1
2017	348	44	17	2
2018	350	49	18	2
2019 – 2023	1,871	260	99	11

Defined Contribution Plans

We sponsor several defined contribution plans for U.S. employees that provide for pre-tax salary reduction contributions by employees. The most significant plan is the AIG Incentive Savings Plan, for which the Company's matching contribution is 100 percent of the first six percent of a participant's contributions, subject to the IRS-imposed limitations. In 2011, company contributions of up to seven percent of annual salary were made depending on the employee's years of service subject to certain compensation limits. Our pre-tax expenses associated with these plans were $155 million, $133 million and $99 million in 2013, 2012 and 2011 respectively.

22. OWNERSHIP

Through registered public offerings and AIG repurchase transactions, the Department of the Treasury disposed of all of its ownership of AIG Common Stock during 2012 and 2011. In the first quarter of 2013, we paid approximately $25 million to purchase two series of warrants issued in 2008 and 2009 to the Department of the Treasury. For discussion of the Recapitalization, see Note 24 herein.

A Schedule 13G/A filed February 14, 2014 reports aggregate ownership of 104,002,195 shares, or approximately 6.9 percent (based on the AIG Common Stock outstanding, as adjusted to reflect the warrants owned), of AIG Common Stock and warrants (79,752,186 shares plus 24,250,009 warrants) as of December 31, 2013, including securities beneficially owned by The Fairholme Fund and other funds and investment vehicles managed by Fairholme Capital Management and securities owned by Mr. Bruce Berkowitz personally. A Schedule 13G filed on February 12, 2014 reports aggregate ownership of 84,112,893 shares, or approximately 5.7 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2013, by various subsidiaries of Blackrock, Inc. The calculation of ownership interest for purposes of the AIG Tax Asset Protection Plan and Article 13 of our Restated Certificate of Incorporation is different than beneficial ownership for Schedule 13G.

AIG 2013 Form 10-K

ITEM 8 / NOTE 23. INCOME TAXES

23. INCOME TAXES

The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred.

Years Ended December 31, (in millions)	2013	2012	2011

U.S.	$8,058	$(948)	$(1,626)
Foreign	1,310	3,839	725

Total	$9,368	$2,891	$(901)

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31, (in millions)	2013	2012	2011

Foreign and U.S. components of actual income tax expense:
Foreign:
Current	$548	$484	$303
Deferred	(442)	(275)	48
U.S.:
Current	131	278	(208)
Deferred	123	(1,295)	(19,907)

Total	$360	$(808)	$(19,764)

Our actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

	2013			2012			2011
Years Ended December 31, (dollars in millions)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/ (Benefit)	Percent of Pre-Tax Income

U.S. federal income tax at statutory rate adjustments:	$9,518	$3,331	35.0%	$2,891	$1,012	35.0%	$2,604	$911	35.0%
Tax exempt interest		(298)	(3.1)		(302)	(10.4)		(454)	(17.4)
Investment in subsidiaries and partnerships		–	–		(26)	(0.9)		(224)	(8.6)
Uncertain tax positions		632	6.6		446	15.4		(25)	(1.0)
Dividends received deduction		(75)	(0.8)		(58)	(2.0)		(52)	(2.0)
Effect of foreign operations		(5)	–		171	5.9		(386)	(14.8)
State income taxes		(21)	(0.2)		(48)	(1.7)		(87)	(3.3)
Other		13	0.1		(96)	(3.3)		88	5.0
Effect of discontinued operations		14	0.2		–	–		(190)	(7.3)
Valuation allowance:
Continuing operations		(3,165)	(33.3)		(1,907)	(65.9)		(18,307)	NM

Consolidated total amounts	9,518	426	4.5	2,891	(808)	(27.9)	2,604	(18,726)	NM
Amounts attributable to discontinued operations	150	66	44.0	–	–	–	3,505	1,038	29.6

Amounts attributable to continuing operations	$9,368	$360	3.8%	$2,891	$(808)	(27.9)%	$(901)	$(19,764)	NM %

For the year ended December 31, 2013, the effective tax rate on income from continuing operations was 3.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits of $2.8 billion related to a decrease in AIG Life and Retirement's capital loss carryforward valuation allowance, $396 million related to a decrease in certain other valuation allowances associated with foreign

AIG 2013 Form 10-K

ITEM 8 / NOTE 23. INCOME TAXES

jurisdictions and $298 million associated with tax exempt interest income. These items were partially offset by charges of $632 million related to uncertain tax positions.

For the year ended December 31, 2012, the effective tax rate on income from continuing operations was (27.9) percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to decreases in AIG Life and Retirement's capital loss carryforward valuation allowance of $1.9 billion related to the actual and projected gains from AIG Life and Retirement's available-for-sale securities, and tax effects associated with tax exempt interest income of $302 million. These items were partially offset by changes in uncertain tax positions of $446 million.

For the year ended December 31, 2011, the effective tax rate on loss from continuing operations was not meaningful, due to the significant effect of releasing approximately $18.4 billion of the deferred tax asset valuation allowance. Other factors that contributed to the difference from the statutory rate included tax benefits of $454 million associated with tax exempt interest income, $386 million associated with the effect of foreign operations, and $224 million related to our investment in subsidiaries and partnerships.

The following table presents the components of the net deferred tax assets (liabilities):

December 31, (in millions)	2013	2012

Deferred tax assets:
Losses and tax credit carryforwards	$20,825	$25,359
Unrealized loss on investments	4,843	3,365
Accruals not currently deductible, and other	2,935	4,499
Investments in foreign subsidiaries and joint ventures	1,035	1,435
Loss reserve discount	1,164	1,235
Loan loss and other reserves	888	547
Unearned premium reserve reduction	1,451	1,145
Employee benefits	1,217	1,483

Total deferred tax assets	34,358	39,068

Deferred tax liabilities:
Adjustment to life policy reserves	445	(1,817)
Deferred policy acquisition costs	(3,396)	(2,816)
Flight equipment, fixed assets and intangible assets	(2,354)	(2,015)
Unrealized gains related to available for sale debt securities	(3,693)	(7,464)
Other	(571)	(225)

Total deferred tax liabilities	(9,569)	(14,337)

Net deferred tax assets before valuation allowance	24,789	24,731
Valuation allowance	(3,596)	(8,036)

Net deferred tax assets (liabilities)	$21,193	$16,695

The following table presents our U.S. consolidated income tax group tax losses and credits carryforwards as of December 31, 2013 on a tax return basis.

December 31, 2013 (in millions)	Gross	Tax Effected	Expiration Periods

Net operating loss carryforwards	$34,233	$11,981	2028 – 2031
Capital loss carryforwards – Life	1,117	391	2014
Capital loss carryforwards – Non-Life	–	–	N/A
Foreign tax credit carryforwards	–	5,796	2016 – 2023
Other carryforwards and other	–	513	Various

Total AIG U.S. consolidated income tax group tax losses and credits carryforwards		$18,681

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 23. INCOME TAXES

which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

Our framework for assessing the recoverability of deferred tax assets requires us to consider all available evidence, including:

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

As a result of sales in the ordinary course of business to manage the investment portfolio and the implementation of prudent and feasible tax planning strategies during the year ended December 31, 2013, certain capital loss carryforwards primarily related to AIG Life and Retirement were realized prior to their expiration. Therefore, for the year ended December 31, 2013, we recognized a decrease of $3.5 billion of capital loss carryforward valuation allowance associated with AIG Life and Retirement, of which $3.3 billion was allocated to income from continuing operations and $200 million was allocated to other comprehensive income. Included in the $3.3 billion allocated to continuing operations was a decrease in deferred tax asset valuation allowance of $552 million related to a portion of AIG Life and Retirement's capital loss carryforward that expired in 2013. During the year ended December 31, 2013, we also recognized a $1.0 billion decrease to our deferred tax asset valuation allowance associated with certain state, local and foreign jurisdictions, primarily attributable to our ability to demonstrate sustainability of recent operating profitability within those jurisdictions over the relevant carryforward periods as well as routine business operations in the current year. Included in the $1.0 billion was a decrease in deferred tax asset valuation allowance of $377 million related to tax attributes that expired.

The following table presents the net deferred tax assets (liabilities) at December 31, 2013 and 2012 on a U.S. GAAP basis:

December 31, (in millions)	2013	2012

Net U.S. consolidated return group deferred tax assets	$26,296	$29,550
Net deferred tax assets (liabilities) in accumulated other comprehensive income	(3,337)	(7,174)
Valuation allowance	(1,650)	(5,068)

Subtotal	21,309	17,308

Net foreign, state and local deferred tax assets	2,563	3,126
Valuation allowance	(1,947)	(2,968)

Subtotal	616	158

Subtotal – Net U.S, foreign, state and local deferred tax assets	21,925	17,466
Net foreign, state and local deferred tax liabilities	(732)	(771)

Total AIG net deferred tax assets (liabilities)	$21,193	$16,695

Deferred Tax Asset Valuation Allowance of U.S. Consolidated Income Tax Group

At December 31, 2013, and 2012, our U.S. consolidated income tax group had net deferred tax assets after valuation allowance of $21.3 billion and $17.3 billion, respectively. At December 31, 2013, and 2012, our U.S. consolidated income tax group had valuation allowances of $1.7 billion and $5.1 billion, respectively.

Deferred Tax Liability — Foreign, State and Local

At December 31, 2013 and 2012, we had net deferred tax liabilities of $116 million and $613 million, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns.

AIG 2013 Form 10-K

ITEM 8 / NOTE 23. INCOME TAXES

At December 31, 2013 and 2012, we had deferred tax asset valuation allowances of $2.0 billion and $2.9 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. We maintained these valuation allowances following our conclusion that we could not demonstrate that it was more likely than not that the related deferred tax assets will be realized. This was primarily due to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions over the relevant carryforward periods.

Tax Examinations and Litigation

We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Several U.S. subsidiaries included in the consolidated financial statements previously filed separate U.S. federal income tax returns and were not part of our U.S. consolidated income tax group. Income earned by subsidiaries operating outside the U.S. is taxed, and income tax expense is recorded, based on applicable U.S. and foreign law.

The statute of limitations for all tax years prior to 2000 has expired for our consolidated federal income tax return. We are currently under examination for the tax years 2000 through 2006.

On March 20, 2008, we received a Statutory Notice of Deficiency (Notice) from the IRS for years 1997 to 1999. The Notice asserted that we owe additional taxes and penalties for these years primarily due to the disallowance of foreign tax credits associated with cross-border financing transactions. The transactions that are the subject of the Notice extend beyond the period covered by the Notice, and the IRS is challenging the later periods. It is also possible that the IRS will consider other transactions to be similar to these transactions. We have paid the assessed tax plus interest and penalties for 1997 to 1999. On February 26, 2009, we filed a complaint in the United States District Court for the Southern District of New York seeking a refund of approximately $306 million in taxes, interest and penalties paid with respect to its 1997 taxable year. We allege that the IRS improperly disallowed foreign tax credits and that our taxable income should be reduced as a result of the 2005 restatement of our consolidated financial statements.

We also filed an administrative refund claim on September 9, 2010 for our 1998 and 1999 tax years.

On March 29, 2011, the U.S. District Court for the Southern District of New York, ruled on a motion for partial summary judgment that we filed on July 30, 2010 related to the disallowance of foreign tax credits associated with cross-border financing transactions. The court denied our motion with leave to renew following the completion of discovery regarding certain transactions referred to in our motion, which we believe may be significant to the outcome of the action.

On August 1, 2012, we filed a motion for partial summary judgment related to the disallowance of foreign tax credits associated with cross border financing transactions. On March 29, 2013, the U.S. District Court for the Southern District of New York (the Southern District of New York) denied our motion. On April 17, 2013, we initiated a process for immediate appeal to the U.S. Court of Appeals for the Second Circuit (the Second Circuit) and on November 5, 2013, the Southern District of New York certified our request. We are presently awaiting a decision from the Second Circuit on whether to accept our immediate appeal to review the decision of the Southern District of New York.

We will vigorously defend our position and continue to believe that we have adequate reserves for any liability that could result from the IRS actions.

We continue to monitor legal and other developments in this area and evaluate the effect, if any, on our position, including recent decisions adverse to other taxpayers.

AIG 2013 Form 10-K

ITEM 8 / NOTE 23. INCOME TAXES

Accounting For Uncertainty in Income Taxes

The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31, (in millions)	2013	2012	2011

Gross unrecognized tax benefits, beginning of year	$4,385	$4,279	$5,296
Increases in tax positions for prior years	680	336	239
Decreases in tax positions for prior years	(796)	(264)	(1,046)
Increases in tax positions for current year	43	47	48
Lapse in statute of limitations	(20)	(8)	(7)
Settlements	(2)	(5)	(259)
Activity of discontinued operations	50	–	8

Gross unrecognized tax benefits, end of year	$4,340	$4,385	$4,279

At December 31, 2013, 2012 and 2011, our unrecognized tax benefits, excluding interest and penalties, were $4.3 billion, $4.4 billion and $4.3 billion, respectively. The decrease from December 31, 2012 was primarily due to certain benefits realized due to the partial completion of the IRS examination covering the years 2003-2005 and foreign exchange translation, partially offset by increases related to foreign tax credits associated with cross border financing transactions. At December 31, 2013, 2012 and 2011, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $0.1 billion, $0.2 billion and $0.7 billion, respectively. Accordingly, at December 31, 2013, 2012 and 2011, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.2 billion, $4.2 billion and $3.5 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2013 and 2012, we had accrued liabilities of $1.1 billion and $935 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2013, 2012 and 2011, we accrued expense (benefits) of $142 million, $192 million and $(170) million, respectively, for the payment of interest (net of the federal benefit) and penalties.

We regularly evaluate adjustments proposed by taxing authorities. At December 31, 2013, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2013	Open Tax Years

Major Tax Jurisdiction
United States	2000 – 2012
Australia	2009 – 2012
France	2011 – 2012
Japan	2008 – 2012
Korea	2008 – 2012
Singapore	2011 – 2012
United Kingdom	2012

24. RECAPITALIZATION

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 24. RECAPITALIZATION

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

Repurchase and Exchange of SPV Preferred Interests

At the Closing, we drew down approximately $20.3 billion (the Series F Closing Drawdown Amount) under the Department of the Treasury Commitment (Series F) pursuant to the Series F Securities Purchase Agreement (SPA). The Series F Closing Drawdown Amount was the full amount remaining under the Department of the Treasury Commitment (Series F), less $2 billion that we designated to be available after the closing for general corporate purposes under a commitment relating to our Series G Preferred Stock described below (the Series G Drawdown Right). Our right to draw on the Department of the Treasury Commitment (Series F) (other than the Series G Drawdown Right) was terminated.

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

For a discussion of the Department of the Treasury's sale of all of its ownership of AIG Common Stock, see Note 16 herein.

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

AIG 2013 Form 10-K

ITEM 8 / NOTE 25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
(dollars in millions, except per share data)
	2013	2012	2013	2012	2013	2012	2013	2012

Total revenues	$16,962	$18,649	$18,426	$17,338	$15,944	$17,865	$17,346	$17,169
Income (loss) from continuing operations before income taxes	2,875	4,584	3,165	1,751	1,178	2,595	2,150	(6,039)
Income (loss) from discontinued operations, net of income taxes	73	13	18	(5)	(18)	1	11	(8)
Net income (loss)	2,231	3,449	2,758	2,339	2,130	1,861	1,973	(3,949)
Net income (loss) from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior, and senior preferred interests	–	208	–	–	–	–	–	–
Other	25	33	27	7	(40)	5	(5)	9

Total net income (loss) attributable to noncontrolling interests	25	241	27	7	(40)	5	(5)	9
Net income (loss) attributable to AIG*	$2,206	$3,208	$2,731	$2,332	$2,170	$1,856	$1,978	$(3,958)

Earnings (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.44	$1.70	$1.84	$1.33	$1.48	$1.13	$1.34	$(2.68)
Income (loss) from discontinued operations	$0.05	$0.01	$0.01	$–	$(0.01)	$–	$0.01	$–

Diluted:
Income (loss) from continuing operations	$1.44	$1.70	$1.83	$1.33	$1.47	$1.13	$1.33	$(2.68)
Income (loss) from discontinued operations	$0.05	$0.01	$0.01	$–	$(0.01)	$–	$0.01	$–

Weighted average shares outstanding:
Basic	1,476,471,097	1,875,972,970	1,476,512,720	1,756,689,067	1,475,053,126	1,642,472,814	1,468,725,573	1,476,457,586
Diluted	1,476,678,931	1,876,002,775	1,482,246,618	1,756,714,475	1,485,322,858	1,642,502,251	1,480,654,482	1,476,457,586

Noteworthy quarterly items — income (expense):
Other-than-temporary impairments	(74)	(618)	(86)	(216)	(56)	(114)	(111)	(219)
Net (gain) loss on sale of divested businesses	–	3	47	–	–	–	1	6,733
Adjustment to federal deferred tax valuation allowance	761	347	509	1,239	1,154	205	741	116
Net gain (loss) on extinguishment of debt	(340)	(21)	(38)	(11)	(81)	–	(192)	–
Change in fair value of AIA securities	–	1,795	–	(493)	–	527	–	240
Change in fair value of Maiden Lane Interests	–	1,498	–	1,306	–	330	–	–

*     Net income attributable to AIG for the three-month period ended December 31, 2013 includes $327 million of net charges primarily related to income taxes to correct prior 2013 quarters presented. Such amounts are not material to any period presented.

AIG 2013 Form 10-K

ITEM 8 / NOTE 25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present amounts previously reported and adjusted amounts presented in the above table. See Note 1 herein for a description of the changes.

	Three Months Ended
	March 31, 2013		June 30, 2013		September 30, 2013
(dollars in millions, except per share data)	As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported

Total revenues	$15,888	$16,962	$17,315	$18,426	$14,826	$15,944
Income (loss) from continuing operations before income taxes	2,832	2,875	3,147	3,165	1,179	1,178
Income (loss) from discontinued operations, net of income taxes	93	73	33	18	(42)	(18)
Earnings (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.43	$1.44	$1.83	$1.84	$1.50	$1.48
Income (loss) from discontinued operations	$0.06	$0.05	$0.02	$0.01	$(0.03)	$(0.01)
Diluted:
Income (loss) from continuing operations	$1.43	$1.44	$1.82	$1.83	$1.49	$1.47
Income (loss) from discontinued operations	$0.06	$0.05	$0.02	$0.01	$(0.03)	$(0.01)

	Three Months Ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
(dollars in millions, except per share data)	As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported

Total revenues	$17,497	$18,649	$16,221	$17,338	$16,722	$17,865	$15,854	$17,169
Income (loss) from continuing operations before income taxes	4,466	4,584	1,669	1,751	2,558	2,595	629	(6,039)
Income (loss) from discontinued operations, net of income taxes	64	13	179	(5)	37	1	(4,332)	(8)
Earnings (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.68	$1.70	$1.23	$1.33	$1.11	$1.13	$0.25	$(2.68)
Income (loss) from discontinued operations	$0.03	$0.01	$0.10	$–	$0.02	$–	$(2.93)	$–
Diluted:
Income (loss) from continuing operations	$1.68	$1.70	$1.23	$1.33	$1.11	$1.13	$0.25	$(2.68)
Income (loss) from discontinued operations	$0.03	$0.01	$0.10	$–	$0.02	$–	$(2.93)	$–

AIG 2013 Form 10-K

ITEM 8 / NOTE 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

The following condensed consolidating financial statements reflect the results of AIG Life Holdings, Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

December 31, 2013
Assets:
Short-term investments	$11,965	$–	$11,404	$(1,752)	$21,617
Other investments(a)	7,561	–	327,250	–	334,811

Total investments	19,526	–	338,654	(1,752)	356,428
Cash	30	51	2,160	–	2,241
Loans to subsidiaries(b)	31,220	–	854	(32,074)	–
Investment in consolidated subsidiaries(b)	66,201	39,103	–	(105,304)	–
Other assets, including deferred income taxes	21,606	112	132,492	(1,086)	153,124
Assets held for sale	–	–	29,536	–	29,536

Total assets	$138,583	$39,266	$503,696	$(140,216)	$541,329

Liabilities:
Insurance liabilities	$–	$–	$271,252	$–	$271,252
Long-term debt	30,839	1,352	9,502	–	41,693
Other liabilities, including intercompany balances(a)(c)	6,422	161	98,908	(2,766)	102,725
Loans from subsidiaries(b)	852	200	31,173	(32,225)	–
Liabilities held for sale	–	–	24,548	–	24,548

Total liabilities	38,113	1,713	435,383	(34,991)	440,218

Redeemable noncontrolling interests (see Note 17)	–	–	30	–	30

Total AIG shareholders' equity	100,470	37,553	67,672	(105,225)	100,470
Non-redeemable noncontrolling interests	–	–	611	–	611

Total equity	100,470	37,553	68,283	(105,225)	101,081

Total liabilities and equity	$138,583	$39,266	$503,696	$(140,216)	$541,329

December 31, 2012
Assets:
Short-term investments	$14,764	$–	$17,061	$(3,017)	$28,808
Other investments(a)	3,902	–	343,114	–	347,016

Total investments	18,666	–	360,175	(3,017)	375,824
Cash	81	73	997	–	1,151
Loans to subsidiaries(b)	35,064	–	(2,251)	(32,813)	–
Investment in consolidated subsidiaries(b)	70,781	43,891	–	(114,672)	–
Other assets, including deferred income taxes	23,153	150	120,575	(4,185)	139,693
Assets held for sale	–	–	31,965	–	31,965

Total assets	$147,745	$44,114	$511,461	$(154,687)	$548,633

Liabilities:
Insurance liabilities	$–	$–	$280,434	$(136)	$280,298
Long-term debt	36,366	1,638	10,496	–	48,500
Other liabilities, including intercompany balances(a)(c)	12,375	261	84,761	(3,931)	93,466
Loans from subsidiaries(b)	1,002	472	34,500	(35,974)	–
Liabilities held for sale	–	–	27,366	–	27,366

Total liabilities	49,743	2,371	437,557	(40,041)	449,630

Redeemable noncontrolling interests (see Note 17)	–	–	334	–	334

Total AIG shareholders' equity	98,002	41,743	72,903	(114,646)	98,002
Non-redeemable noncontrolling interests	–	–	667	–	667

Total equity	98,002	41,743	73,570	(114,646)	98,669

Total liabilities and equity	$147,745	$44,114	$511,461	$(154,687)	$548,633

(a)  Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)  Eliminated in consolidation.

(c)  For December 31, 2013 and December 31, 2012, includes intercompany tax payable of $1.4 billion and $6.1 billion, respectively, and intercompany derivative liabilities of $249 million and $602 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivables of $98 million and $120 million, respectively, for AIGLH.

AIG 2013 Form 10-K

ITEM 8 / NOTE 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Condensed Consolidating Statements of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Year Ended December 31, 2013
Revenues:
Equity in earnings of consolidated subsidiaries*	$7,638	$4,075	$–	$(11,713)	$–
Other income	1,487	1	67,502	(312)	68,678

Total revenues	9,125	4,076	67,502	(12,025)	68,678

Expenses:
Interest expense	1,938	126	233	(155)	2,142
Loss on extinguishment of debt	580	–	71	–	651
Other expenses	1,520	75	55,081	(159)	56,517

Total expenses	4,038	201	55,385	(314)	59,310

Income (loss) from continuing operations before income tax expense (benefit)	5,087	3,875	12,117	(11,711)	9,368
Income tax expense (benefit)	(4,012)	(58)	4,454	(24)	360

Income (loss) from continuing operations	9,099	3,933	7,663	(11,687)	9,008
Income (loss) from discontinued operations, net of income taxes	(14)	–	98	–	84

Net income (loss)	9,085	3,933	7,761	(11,687)	9,092
Less:
Total net income attributable to noncontrolling interests	–	–	7	–	7

Net income (loss) attributable to AIG	$9,085	$3,933	$7,754	$(11,687)	$9,085

Year Ended December 31, 2012
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,970	$2,315	$–	$(4,285)	$–
Change in fair value of ML III	2,287	–	601	–	2,888
Other income	1,911	49	66,556	(383)	68,133

Total revenues	6,168	2,364	67,157	(4,668)	71,021

Expenses:
Interest expense	2,257	174	271	(383)	2,319
Loss on extinguishment of debt	9	–	23	–	32
Other expenses	1,602	–	64,177	–	65,779

Total expenses	3,868	174	64,471	(383)	68,130

Income (loss) from continuing operations before income tax expense (benefit)	2,300	2,190	2,686	(4,285)	2,891
Income tax expense (benefit)	(1,137)	(17)	346	–	(808)

Income (loss) from continuing operations	3,437	2,207	2,340	(4,285)	3,699
Income from discontinued operations, net of income taxes	1	–	–	–	1

Net income (loss)	3,438	2,207	2,340	(4,285)	3,700
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	208	208
Other	–	–	54	–	54

Total net income attributable to noncontrolling interests	–	–	54	208	262

Net income (loss) attributable to AIG	$3,438	$2,207	$2,286	$(4,493)	$3,438

AIG 2013 Form 10-K

ITEM 8 / NOTE 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Year Ended December 31, 2011
Revenues:
Equity in earnings of consolidated subsidiaries*	$6,260	$1,586	$–	$(7,846)	$–
Change in fair value of ML III	(723)	–	77	–	(646)
Other income	1,088	189	65,663	(1,189)	65,751

Total revenues	6,625	1,775	65,740	(9,035)	65,105

Expenses:
Interest expense on FRBNY Credit Facility	72	–	–	(2)	70
Other interest expense	2,845	281	437	(1,189)	2,374
Loss on extinguishment of debt	2,847	–	61	–	2,908
Other expenses	867	–	59,787	–	60,654

Total expenses	6,631	281	60,285	(1,191)	66,006

Income (loss) from continuing operations before income tax expense (benefit)	(6)	1,494	5,455	(7,844)	(901)
Income tax expense (benefit)	(19,695)	(103)	34	–	(19,764)

Income (loss) from continuing operations	19,689	1,597	5,421	(7,844)	18,863
Income (loss) from discontinued operations, net of income taxes	933	–	1,536	(2)	2,467

Net income (loss)	20,622	1,597	6,957	(7,846)	21,330
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	–	–	–	634	634
Other	–	–	55	–	55

Total net income from continuing operations attributable to noncontrolling interests	–	–	55	634	689
Net Income from discontinued operations attributable to noncontrolling interests	–	–	19	–	19

Total net income attributable to noncontrolling interests	–	–	74	634	708

Net income (loss) attributable to AIG	$20,622	$1,597	$6,883	$(8,480)	$20,622

*    Eliminated in consolidation.

AIG 2013 Form 10-K

ITEM 8 / NOTE 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Condensed Consolidating Statements of Comprehensive Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Year Ended December 31, 2013
Net income (loss)	$9,085	$3,933	$7,761	$(11,687)	$9,092
Other comprehensive income (loss)	(6,214)	(4,689)	(6,719)	11,385	(6,237)

Comprehensive income (loss)	2,871	(756)	1,042	(302)	2,855
Total comprehensive loss attributable to noncontrolling interests	–	–	(16)	–	(16)

Comprehensive income (loss) attributable to AIG	$2,871	$(756)	$1,058	$(302)	$2,871

Year Ended December 31, 2012
Net income (loss)	$3,438	$2,207	$2,340	$(4,285)	$3,700
Other comprehensive income (loss)	6,093	3,973	7,158	(11,128)	6,096

Comprehensive income (loss)	9,531	6,180	9,498	(15,413)	9,796
Total comprehensive income attributable to noncontrolling interests	–	–	57	208	265

Comprehensive income (loss) attributable to AIG	$9,531	$6,180	$9,441	$(15,621)	$9,531

Year Ended December 31, 2011
Net income (loss)	$20,622	$1,597	$6,957	$(7,846)	$21,330
Other comprehensive income (loss)	(2,483)	1,101	(2,674)	1,452	(2,604)

Comprehensive income (loss)	18,139	2,698	4,283	(6,394)	18,726
Total comprehensive income (loss) attributable to noncontrolling interests	–	–	(47)	634	587

Comprehensive income (loss) attributable to AIG	$18,139	$2,698	$4,330	$(7,028)	$18,139

AIG 2013 Form 10-K

ITEM 8 / NOTE 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Condensed Consolidating Statements of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Year Ended December 31, 2013

Net cash (used in) provided by operating activities	6,422	4,488	(5,045)	5,865

Cash flows from investing activities:
Sales of investments	1,425	–	75,669	77,094
Purchase of investments	(5,506)	–	(72,381)	(77,887)
Loans to subsidiaries – net	3,660	–	(3,660)	–
Contributions to subsidiaries – net	(2,081)	(1)	2,082	–
Net change in restricted cash	493	–	751	1,244
Net change in short-term investments	2,361	–	5,481	7,842
Other, net	130	–	(1,324)	(1,194)

Net cash (used in) provided by investing activities	482	(1)	6,618	7,099

Cash flows from financing activities:
Issuance of long-term debt	2,015	–	3,220	5,235
Repayments of long-term debt	(7,439)	(245)	(6,513)	(14,197)
Purchase of Common Stock	(597)	–	–	(597)
Intercompany loans – net	(123)	(273)	396	–
Cash dividends paid	(294)	(3,991)	3,991	(294)
Other, net	(517)	–	(1,388)	(1,905)

Net cash (used in) financing activities	(6,955)	(4,509)	(294)	(11,758)

Effect of exchange rate changes on cash	–	–	(92)	(92)

Change in cash	(51)	(22)	1,187	1,114
Cash at beginning of year	81	73	997	1,151
Change in cash of businesses held for sale	–	–	(24)	(24)

Cash at end of year	$30	$51	$2,160	$2,241

Year Ended December 31, 2012

Net cash (used in) provided by operating activities	(825)	2,682	1,819	3,676

Cash flows from investing activities:
Sales of investments	16,874	–	84,532	101,406
Purchase of investments	(4,406)	–	(72,161)	(76,567)
Loans to subsidiaries – net	5,126	–	(5,126)	–
Contributions to subsidiaries – net	(152)	–	152	–
Net change in restricted cash	(377)	–	791	414
Net change in short-term investments	(2,029)	–	(6,080)	(8,109)
Other, net	259	–	(791)	(532)

Net cash provided by investing activities	15,295	–	1,317	16,612

Cash flows from financing activities:
Issuance of long-term debt	3,754	–	4,858	8,612
Repayments of long-term debt	(3,238)	–	(7,863)	(11,101)
Intercompany loans – net	(2,032)	(2,622)	4,654	–
Purchase of common stock	(13,000)	–	–	(13,000)
Other, net	(49)	–	(5,026)	(5,075)

Net cash (used in) financing activities	(14,565)	(2,622)	(3,377)	(20,564)

Effect of exchange rate changes on cash	–	–	16	16

Change in cash	(95)	60	(225)	(260)
Cash at beginning of year	176	13	1,285	1,474
Reclassification to assets held for sale	–	–	(63)	(63)

Cash at end of year	$81	$73	$997	$1,151

AIG 2013 Form 10-K

ITEM 8 / NOTE 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Year Ended December 31, 2011
Net cash (used in) provided by operating activities	$(5,600)	$1,277	$872	$(3,451)
Net cash provided by operating activities – discontinued operations	–	–	3,370	3,370

Net cash (used in) provided by operating activities	(5,600)	1,277	4,242	(81)

Cash flows from investing activities:
Sales of investments	2,565	–	82,468	85,033
Sales of divested businesses, net	1,075	–	(488)	587
Purchase of investments	(19)	–	(101,136)	(101,155)
Loans to subsidiaries – net	3,757	–	(3,757)	–
Contributions to subsidiaries – net	(15,973)	(2)	15,975	–
Net change in restricted cash	1,945	–	25,299	27,244
Net change in short-term investments	(7,130)	–	27,118	19,988
Other, net	1,543	–	(1,270)	273

Net cash (used in) provided by investing activities	(12,237)	(2)	44,209	31,970
Net cash provided by investing activities – discontinued operations	–	–	4,478	4,478

Net cash (used in) provided by investing activities	(12,237)	(2)	48,687	36,448

Cash flows from financing activities:
FRBNY credit facility repayments	(14,622)	–	–	(14,622)
Issuance of long-term debt	2,135	–	5,627	7,762
Repayments of long-term debt	(6,181)	–	(11,629)	(17,810)
Proceeds from drawdown on the Department of the Treasury Commitment*	20,292	–	–	20,292
Issuance of common stock	5,055	–	–	5,055
Intercompany loans – net	11,519	(1,262)	(10,257)	–
Purchase of common stock	(70)	–	–	(70)
Other, net	(164)	–	(35,427)	(35,591)

Net cash (used in) provided by financing activities	17,964	(1,262)	(51,686)	(34,984)
Net cash (used in) financing activities – discontinued operations	–	–	(1,942)	(1,942)

Net cash (used in) provided by financing activities	17,964	(1,262)	(53,628)	(36,926)

Effect of exchange rate changes on cash	–	–	29	29

Change in cash	127	13	(670)	(530)
Cash at beginning of year	49	–	1,509	1,558
Change in cash of businesses held for sale	–	–	446	446

Cash at end of year	$176	$13	$1,285	$1,474

*     Includes activities related to the Recapitalization. See Note 24 herein.

AIG 2013 Form 10-K

ITEM 8 / NOTE 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the year ended December 31, 2013 for:
Interest:
Third party	$(1,963)	$(111)	$(1,782)	$(3,856)
Intercompany	(12)	(21)	33	–
Taxes:
Income tax authorities	$(161)	$–	$(635)	$(796)
Intercompany	288	(78)	(210)	–

Cash (paid) received during the year ended December 31, 2012 for:
Interest:
Third party	$(2,089)	$(128)	$(1,820)	$(4,037)
Intercompany	(133)	(56)	189	–
Taxes:
Income tax authorities	$(7)	$–	$(440)	$(447)
Intercompany	230	(41)	(189)	–

Cash (paid) received during the year ended December 31, 2011 for:
Interest:
Third party*	$(6,909)	$(128)	$(1,948)	$(8,985)
Intercompany	(311)	(169)	480	–
Taxes:
Income tax authorities	$13	$–	$(729)	$(716)
Intercompany	(335)	1	334	–

*     Includes payment of FRBNY Credit Facility accrued compounded interest of $4.7 billion in the first quarter of 2011.

American International Group, Inc (As Guarantor) supplementary disclosure of non-cash activities:

Years Ended December 31, (in millions)	2013	2012	2011

Intercompany non-cash financing and investing activities:
Capital contributions
in the form of bond available for sale securities	$–	$4,078	$–
to subsidiaries through forgiveness of loans	341	–	–
Return of capital and dividend received
in the form of cancellation of intercompany loan	–	9,303	–
in the form of other bond securities	–	3,320	3,668
Intercompany loan receivable offset by intercompany payable	–	–	18,284
Other capital contributions – net	523	579	523

AIG 2013 Form 10-K

ITEM 8 / NOTE 27. SUBSEQUENT EVENTS

27. SUBSEQUENT EVENTS

Debt Redemption

In January 2014, AIG reduced DIB debt by $2.2 billion through a redemption of $1.2 billion aggregate principal amount of its 4.250% Notes due 2014 and a repurchase of $1.0 billion of its 8.25% Notes due 2018 using cash and short term investments allocated to the DIB.

Increase in Dividends Declared and Share Repurchase Authorization

On February 13, 2014, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on March 25, 2014 to shareholders of record on March 11, 2014. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us.

On February 13, 2014, our Board of Directors increased the aggregate purchase amount authorized under AIG's August 1, 2013 AIG Common Stock share repurchase authorization by $1.0 billion, resulting in an aggregate remaining authorization of approximately $1.4 billion.

See Note 16 for further discussion.

AIG 2013 Form 10-K

PART II

ITEM 9 / CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A / CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2013. Based on this evaluation, AIG's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

AIG management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on the criteria articulated in the 1992 Internal Control — Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We continue our implementation of new technology solutions, which began in 2010, to mitigate the reliance on manual controls and to improve internal controls relating to the period-end financial reporting and consolidation process, income taxes and reporting for non-standard transactions. As a result, we have updated our internal controls to accommodate the modifications to our business processes and accounting procedures. We have evaluated the effect on our internal control over financial reporting of this implementation for the quarter ended December 31, 2013, and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG 2013 Form 10-K

PART III

ITEM 10 / DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information provided in Part 1, Item 1. Business under the heading "Directors and Executive Officers of AIG", all information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG's 2014 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

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

(a)
Financial Statements and Schedules. See accompanying Index to Financial Statements.

(b)
Exhibits. See accompanying Exhibit Index.

AIG 2013 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th of February, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th of February, 2014.

Signature	Title

/s/ ROBERT H. BENMOSCHE (Robert H. Benmosche)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID L. HERZOG (David L. Herzog)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ DON W. CUMMINGS (Don W. Cummings)	Vice President — Controller (Principal Accounting Officer)
/s/ W. DON CORNWELL (W. Don Cornwell)	Director
/s/ JOHN H. FITZPATRICK (John H. Fitzpatrick)	Director
/s/ WILLIAM G. JURGENSEN (William G. Jurgensen)	Director

AIG 2013 Form 10-K

Signature	Title

/s/ CHRISTOPHER S. LYNCH (Christopher S. Lynch)	Director
/s/ ARTHUR C. MARTINEZ (Arthur C. Martinez)	Director
/s/ GEORGE L. MILES, JR. (George L. Miles, Jr.)	Director
/s/ HENRY S. MILLER (Henry S. Miller)	Director
/s/ ROBERT S. MILLER (Robert S. Miller)	Director
/s/ SUZANNE NORA JOHNSON (Suzanne Nora Johnson)	Director
/s/ RONALD A. RITTENMEYER (Ronald A. Rittenmeyer)	Director
/s/ DOUGLAS M. STEENLAND (Douglas M. Steenland)	Director
/s/ THERESA M. STONE (Theresa M. Stone)	Director

AIG 2013 Form 10-K

EXHIBIT INDEX

Exhibit Number	Description	Location
2	Plan of acquisition, reorganization, arrangement, liquidation or succession

	(1) Master Transaction Agreement, dated as of December 8, 2010, among AIG, ALICO Holdings LLC, AIA Aurora LLC, the Federal Reserve Bank of New York, the United States Department of the Treasury and the AIG Credit Facility Trust	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on December 8, 2010 (File No. 1-8787).
3	Articles of incorporation and by-laws
3(i)	Restated Certificate of Incorporation of AIG	Incorporated by reference to Exhibit 3.2 to AIG's Current Report on Form 8-K filed with the SEC on July 13, 2011 (File No. 1-8787).
3(ii)	AIG By-laws, amended August 10, 2009	Incorporated by reference to Exhibit 3(ii) to AIG's Current Report on Form 8-K filed with the SEC on August 14, 2009 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures
Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
	(1) Credit Agreement, dated as of September 22, 2008, between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(2) Warrant Agreement (including Form of Warrant), dated as of January 6, 2011, between AIG and Wells Fargo Bank, N.A., as Warrant Agent	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 7, 2011 (File No. 1-8787).
	(3) Tax Asset Protection Plan, dated as of March 9, 2011, between AIG and Wells Fargo Bank, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on March 9, 2011 (File No. 1-8787).
	(4) Amendment No. 1, dated as of January 8, 2014, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent.	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on January 8, 2014 (File No. 1-8787).
	(5) Subordinated Debt Indenture, dated as of August 23, 2012, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on August 23, 2012 (File No. 1-8787).
	(6) Amendment to the Replacement Capital Covenants, dated as of August 23, 2012, by AIG in favor of and for the benefit of each Covered Debtholder	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on August 23, 2012 (File No. 1-8787).
9	Voting Trust Agreement	None.
10	Material contracts
	(1) AIG Amended and Restated 1999 Stock Option Plan*	Filed as to AIG's Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(2) Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan*	Incorporated by reference to Exhibit 10(a) to AIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).

AIG 2013 Form 10-K

Exhibit Number	Description	Location
	(3) AIG Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-101640).
	(4) AIG Supplemental Incentive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-101640).
	(5) AIG Director Stock Plan*	Filed as an exhibit to AIG's Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(6) Amended and Restated American General Supplemental Thrift Plan (December 31, 1998)*	Incorporated by reference to Exhibit 10.15 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(7) Letter Agreement, dated August 16, 2009, between AIG and Robert H. Benmosche*	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on August 17, 2009 (File No. 1-8787).
	(8) AIG Amended and Restated Executive Severance Plan*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(9) Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.*	Incorporated by reference to Exhibit 10(6) to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(10) Final Judgment and Consent with the Securities and Exchange Commission, including the related complaint, dated February 9, 2006	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(11) Agreement between the Attorney General of the State of New York and AIG and its Subsidiaries, dated January 18, 2006	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(12) AIG Senior Partners Plan (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.59 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(13) AIG Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.62 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(14) AIG Form of Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.A to AIG's Registration Statement on Form S-8 (File No. 333-148148).
	(15) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement *	Incorporated by reference to Exhibit 10.69 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(16) Form of AIG 2009 TARP RSU Award Agreement (Top 25)*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(17) Form of AIG 2009 TARP RSU Award Agreement (Top 100)*	Incorporated by reference to Exhibit 10.63 to AIG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-8787).
	(18) Form of AIG Stock Salary Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(19) Memorandum of Understanding, dated November 25, 2009, between AIG, Maurice R. Greenberg, Howard I. Smith, C.V. Starr and Star International Company, Inc.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).

AIG 2013 Form 10-K

Exhibit Number	Description	Location
	(20) Second Amended and Restated Limited Liability Company Agreement of ALICO Holdings LLC, dated as of December 1, 2009, between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).
	(21) Master Investment and Credit Agreement, dated as of November 25, 2008, among Maiden Lane III LLC, the Federal Reserve Bank of New York, AIG and the Bank of New York Mellon	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 2, 2008 (File No. 1-8787).
	(22) Asset Purchase Agreement, dated as of December 12, 2008, among the Sellers party thereto, AIF Securities Lending Corp., AIG, Maiden Lane II LLC and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 15, 2008 (File No. 1-8787).
	(23) AIG Credit Facility Trust Agreement, dated as of January 16, 2009, among the Federal Reserve Bank of New York and Jill M. Considine, Chester B. Feldberg and Douglas L. Foshee, as Trustees	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 23, 2009 (File No. 1-8787).
	(24) 2009-2010 Stock Salary Award Agreement between AIG and Robert H. Benmosche, dated November 24, 2009*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(25) Restrictive Covenant Agreement between AIG and Robert H. Benmosche, dated November 24, 2009*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(26) Form of Reimbursement Agreement for Use of Corporate Aircraft*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 25, 2010 (File No. 1-8787).

	(27) First Amended and Restated Credit Agreement, dated as of October 5, 2012, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Several L/C Agent party thereto.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on October 5, 2012 (File No. 1-8787)
	(28) Purchase Agreement, dated as of September 30, 2010, between American International Group, Inc. and Prudential Financial, Inc. (excluding certain exhibits and schedules)	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on October 4, 2010 (File No. 1-8787).
	(29) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to AIG's Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
	(30) AIG Amended Form of 2010 Stock Incentive Plan DSU Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).
	(31) Form of Award Letter for LTPU-based stock salary*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on May 28, 2010 (File No. 1-8787).
	(32) Determination Memorandum, dated March 23, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 2, 2010 (File No. 1-8787).
	(33) Stock Purchase Agreement, dated as of March 7, 2010, among American International Group, Inc., ALICO Holdings LLC and MetLife, Inc.	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on March 11, 2010 (File No. 1-8787).
	(34) Supplemental Determination Memorandum, dated February 5, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 99.2 to AIG's Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).

AIG 2013 Form 10-K

Exhibit Number	Description	Location
	(35) Release and Restrictive Covenant Agreement between AIG and Peter Hancock*	Incorporated by reference to Exhibit 99.3 to AIG's Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(36) Non-Competition and Non-Solicitation Agreement between AIG and Peter Hancock, dated February 8, 2010*	Incorporated by reference to Exhibit 99.4 to AIG's Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(37) Determination Memorandum, dated April 16, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.2 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-8787).
	(38) Supplemental Determination Memorandum, dated August 3, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10(103) to AIG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(39) Supplemental Determination Memorandum, dated December 20, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10(104) to AIG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(40) Supplemental Determination Memorandum, dated May 18, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10(105) to AIG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(41) Amendment No. 1, dated as of March 7, 2010, to the Second Amended and Restated Limited Liability Company Agreement of ALICO Holdings LLC	Incorporated by reference to Exhibit 10(106) to AIG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(42) Determination Memorandum, dated April 1, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 1, 2011 (File No. 1-8787).
	(43) Determination Memorandum, dated April 8, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.109 to AIG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-8787).
	(44) Supplemental Determination Memorandum, dated October 21, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.110 to AIG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-8787).
	(45) Supplemental Determination Memorandum, dated August 19, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.111 to AIG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-8787).
	(46) Determination Memorandum, dated April 6, 2012, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 10, 2012 (File No. 1-8787).
	(47) Determination Memorandum, dated May 9, 2012, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.66 to AIG's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
	(48) AIG Non-Qualified Retirement Income Plan*	Incorporated by reference to Exhibit 10.69 to AIG's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
	(49) AIG Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.70 to AIG's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
	(50) Amendment to the AIG Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.71 to AIG's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
	(51) American General Corporation Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.1 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-7981).

AIG 2013 Form 10-K

Exhibit Number	Description	Location
	(52) Amendment Number One to the American General Corporation Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.73 to AIG's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
	(53) Amendment Number Two to the American General Corporation' Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.74 to AIG's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).

	(54) Master Transaction Agreement, dated as of April 19, 2011, by and among American Home Assurance Company, Chartis Casualty Company (f/k/a American International South Insurance Company), Chartis Property Casualty Company (f/k/a AIG Casualty Company), Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company, The Insurance Company of the State of Pennsylvania, Chartis Select Insurance Company (f/k/a AIG Excess Liability Insurance Company Ltd.), Chartis Specialty Insurance Company (f/k/a American International Specialty Lines Insurance Company), Landmark Insurance Company, Lexington Insurance Company, AIU Insurance Company, American International Reinsurance Company, Ltd. and American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and Chartis Overseas Limited acting as members of the Chartis Overseas Association as respects business written or assumed by or from affiliated companies of Chartis Inc. (collectively, the Reinsureds), Eaglestone Reinsurance Company and National Indemnity Company	Incorporated by reference to Exhibit 10.6 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(55) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, between American International Group, Inc. and American General Life Insurance Company	Filed herewith.

	(56) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, between American International Group, Inc. and The United States Life Insurance Company in the City of New York	Filed herewith.

	(57) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, among American International Group, Inc., AIG Property Casualty Inc., AIU Insurance Company, American Home Assurance Company, AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania	Filed herewith.

AIG 2013 Form 10-K

Exhibit Number	Description	Location
	(58) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, between American International Group, Inc. and AGC Life Insurance Company	Filed herewith.
	(59) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, between American International Group, Inc. and The Variable Annuity Life Insurance Company	Filed herewith.
	(60) Unconditional Capital Maintenance Agreement, dated as of July 1, 2013, between American International Group, Inc. and United Guaranty Residential Insurance Company	Incorporated by reference to Exhibit 10.7 to AIG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-8787).
	(61) AIG 2013 Long-Term Incentive Plan*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(62) Form of 2013 Long-Term Incentive Plan Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(63) AIG Clawback Policy*	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(64) AIG 2013 Short-Term Incentive Plan*	Incorporated by reference to Exhibit 10.4 to AIG's Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(65) Form of 2013 Short-Term Incentive Plan Award Letter*	Incorporated by reference to Exhibit 10.5 to AIG's Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(66) AIG 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG's Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
	(67) Description of Non-Management Director Compensation*	Incorporated by reference to "Compensation of Directors" in AIG's Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
	(68) Description of Named Executive Officer Compensation*	Incorporated by reference to AIG's Current Report on Form 8-K filed with the SEC on April 4, 2013 (File No. 1-8787).
	(69) AIG 2012 Executive Severance Plan (as amended)*	Filed herewith.
	(70) Share Purchase Agreement, dated as of December 9, 2012, by and among AIG Capital Corporation, AIG and Jumbo Acquisition Limited	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on December 10, 2012 (File No. 1-8787).
	(71) Amendment No.1 to the Share Purchase Agreement, dated as of May 10, 2013, among AIG, AIG Capital Corporation and Jumbo Acquisition Limited	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on May 13, 2013 (File No. 1-8787).
	(72) Amendment No.2 to the Share Purchase Agreement, dated as of June 15, 2013, among AIG, AIG Capital Corporation and Jumbo Acquisition Limited	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on June 17, 2013 (File No. 1-8787).
	(73) AerCap Share Purchase Agreement, dated as of December 16, 2013, by and among AIG Capital Corporation, AIG, AerCap Holdings N.V., and AerCap Ireland Limited	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on December 16, 2013 (File No. 1-8787).

AIG 2013 Form 10-K

Exhibit Number	Description	Location
	(74) Revolving Credit Agreement, dated as of December 16, 2013 by and among AIG, AerCap Ireland Capital Limited, AerCap Holdings N.V., AerCap Ireland Limited and certain subsidiaries of AerCap Holdings N.V., as guarantors.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 16, 2013 (File No. 1-8787).
11	Statement re: Computation of Per Share Earnings	Included in Note 18 to Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
23.1	Consent of Independent Accountants	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
99.02	Securities Registered pursuant to Section 12(b) of the Act	Filed herewith.
99.1	AIA Group Limited Consolidated Financial Statements for the year ended November 30, 2011	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three years ended December 31, 2013, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2013, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2013 and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith.

*     This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

AIG 2013 Form 10-K

Summary of Investments — Other than Investments in Related Parties

Schedule I

At December 31, 2013 (in millions)	Cost*	Fair Value	Amount at which shown in the Balance Sheet

Fixed maturities:
U.S. government and government sponsored entities	$8,807	$8,918	$8,918
Obligations of states, municipalities and political subdivisions	28,825	29,501	29,501
Non-U.S. governments	22,047	22,511	22,511
Public utilities	21,714	22,630	22,630
All other corporate debt securities	118,916	123,091	123,091
Mortgage-backed, asset-backed and collateralized	70,845	74,246	74,246

Total fixed maturity securities	271,154	280,897	280,897

Equity securities and mutual funds:
Common stock:
Public utilities	14	17	17
Banks, trust and insurance companies	1,646	3,388	3,388
Industrial, miscellaneous and all other	453	647	647

Total common stock	2,113	4,052	4,052
Preferred stock	24	27	27
Mutual funds	423	411	411

Total equity securities and mutual funds	2,560	4,490	4,490

Mortgage and other loans receivable, net of allowance	20,765	21,637	20,765
Other invested assets	27,343	27,699	28,659
Short-term investments, at cost (approximates fair value)	21,617	21,617	21,617
Derivative assets	1,665	1,665	1,665

Total investments	$345,104	$358,005	$358,093

*     Original cost of equity securities and fixed maturities is reduced by other-than-temporary impairment charges, and, as to fixed maturity securities, reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

AIG 2013 Form 10-K

Condensed Financial Information of Registrant
Balance Sheets — Parent Company Only

Schedule II

December 31, (in millions)	2013	2012

Assets:
Short-term investments	$11,965	$14,764
Other investments	7,561	3,902

Total investments	19,526	18,666
Cash	30	81
Loans to subsidiaries*	31,220	35,064
Due from affiliates – net*	765	422
Deferred income taxes	19,352	20,601
Investments in consolidated subsidiaries*	66,201	70,781
Other assets	1,489	2,130

Total assets	$138,583	$147,745

Liabilities:
Intercompany tax payable*	$1,419	$6,078
Notes and bonds payable	14,312	14,334
Junior subordinated debt	5,533	9,416
MIP notes payable	7,963	9,287
Series AIGFP matched notes and bonds payable	3,031	3,329
Loans from subsidiaries*	852	1,002
Other liabilities (includes intercompany derivative liabilities of $249 in 2013 and $602 in 2012)	5,003	6,297

Total liabilities	38,113	49,743

AIG Shareholders' equity:
Common stock	4,766	4,766
Treasury stock	(14,520)	(13,924)
Additional paid-in capital	80,899	80,410
Retained earnings	22,965	14,176
Accumulated other comprehensive income	6,360	12,574

Total AIG shareholders' equity	100,470	98,002

Total liabilities and equity	$138,583	$147,745

*     Eliminated in consolidation.

See Accompanying Notes to Condensed Financial Information of Registrant.

AIG 2013 Form 10-K

Condensed Financial Information of Registrant (Continued)
 Statements of Income — Parent Company Only

Schedule II

Years Ended December 31, (in millions)	2013	2012	2011

Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries*	$(2,226)	$(8,740)	$432
Dividend income from consolidated subsidiaries*	9,864	10,710	5,828
Interest income	387	358	596
Change in fair value of ML III	–	2,287	(723)
Net realized capital gains	169	747	213
Other income	931	806	279
Expenses:
Interest expense	1,938	2,257	2,917
Net loss on extinguishment of debt	580	9	2,847
Other expenses	1,520	1,602	867

Income (loss) from continuing operations before income tax expense (benefit)	5,087	2,300	(6)
Income tax benefit	(4,012)	(1,137)	(19,695)

Net income	9,099	3,437	19,689
Income (loss) from discontinued operations	(14)	1	933

Net income attributable to AIG Parent Company	$9,085	$3,438	$20,622

*     Eliminated in consolidation.

See Accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
 Statements of Income — Parent Company Only

Schedule II

Years Ended December 31, (in millions)	2013	2012	2011

Net income	$9,085	$3,438	$20,622
Other comprehensive income	(6,214)	6,093	(2,483)

Total comprehensive income attributable to AIG	$2,871	$9,531	$18,139

See accompanying Notes to Condensed Financial Information of Registrant

AIG 2013 Form 10-K

Condensed Financial Information of Registrant (Continued)
 Statements of Cash Flows — Parent Company Only

Schedule II

Years Ended December 31, (in millions)	2013	2012	2011

Net cash provided by (used in) operating activities	$6,422	$(825)	$(5,600)

Cash flows from investing activities:
Sales and maturities of investments	1,074	16,546	2,224
Sales of divested businesses	–	–	1,075
Purchase of investments	(5,506)	(4,406)	(19)
Net change in restricted cash	493	(377)	1,945
Net change in short-term investments	2,361	(2,029)	(7,130)
Contributions to subsidiaries – net	(2,081)	(152)	(15,973)
Payments received on mortgages and other loan receivables	351	328	341
Loans to subsidiaries – net	3,660	5,126	3,757
Other, net	130	259	1,543

Net cash provided by (used in) investing activities	482	15,295	(12,237)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility repayments	–	–	(14,622)
Issuance of long-term debt	2,015	3,754	2,135
Repayment of long-term debt	(7,439)	(3,238)	(6,181)
Proceeds from drawdown on the Department of the Treasury Commitment	–	–	20,292
Issuance of Common Stock	–	–	5,055
Cash dividends paid	(294)	–	–
Loans from subsidiaries – net	(123)	(2,032)	11,519
Purchase of Common Stock	(597)	(13,000)	(70)
Other, net	(517)	(49)	(164)

Net cash provided by (used in) financing activities	(6,955)	(14,565)	17,964

Change in cash	(51)	(95)	127
Cash at beginning of year	81	176	49

Cash at end of year	$30	$81	$176

Supplementary disclosure of cash flow information:

	Years Ended December 31,
(in millions)	2013	2012	2011

Cash (paid) received during the period for:
Interest:
Third party*	$(1,963)	$(2,089)	$(6,909)
Intercompany	(12)	(133)	(311)
Taxes:
Income tax authorities	(161)	(7)	13
Intercompany	288	230	(335)
Intercompany non-cash financing and investing activities:
Capital contributions in the form of available for sale securities	–	4,078	–
Capital contributions to subsidiaries through forgiveness of loans	341	–	–
Other capital contributions – net	523	579	523
Intercompany loan receivable offset by intercompany payable	–	–	18,284
Return of capital and dividend received in the form of cancellation of intercompany loan	–	9,303	–
Return of capital and dividend received in the form of other bonds securities	–	3,320	3,668

See Accompanying Notes to Condensed Financial Information of Registrant.

*     2011 includes payment of the FRBNY credit facility accrued compounded interest of $4.7 billion, before the facility was terminated on January 14, 2011 in connection with the Recapitalization.

AIG 2013 Form 10-K

Notes to Condensed Financial Information of Registrant

American International Group, Inc.'s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant's 2013 Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 20, 2014.

The Registrant includes in its statement of income dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

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

The five-year debt maturity schedule is incorporated by reference from Note 14 to Consolidated Financial Statements.

The Registrant files a consolidated federal income tax return with certain subsidiaries and acts as an agent for the consolidated tax group when making payments to the Internal Revenue Service. The Registrant and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated Federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in Due from affiliates in the accompanying Condensed Balance Sheets.

Income taxes in the accompanying Condensed Balance Sheets are composed of the Registrant's current and deferred tax assets, the consolidated group's current income tax receivable, deferred taxes related to tax attribute carryforwards of AIG's U.S. consolidated income tax group and a valuation allowance to reduce the consolidated deferred tax asset to an amount more likely than not to be realized. See Note 23 to the Consolidated Financial Statements for additional information.

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

AIG 2013 Form 10-K

Supplementary Insurance Information

Schedule III

At December 31, 2013, 2012 and 2011 and for the years then ended

Segment (in millions)	Deferred Policy Acquisition Costs	Liability for Unpaid Claims and Claims Adjustment Expense, Future Policy Benefits(a)	Reserve for Unearned Premiums	Policy and Contract Claims(b)	Premiums and Policy Fees	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written

2013
AIG Property Casualty	$2,623	$83,742	$21,341	$23	$33,953	$5,267	$22,639	$4,479	$7,275	$34,388
AIG Life and Retirement	6,723	36,914	–	773	5,131	10,693	10,106	658	2,187	–
Mortgage Guaranty	67	1,348	612	–	809	132	514	20	202	1,048
Other	23	196	–	10	(8)	(282)	136	–	(498)	–

	$9,436	$122,200	$21,953	$806	$39,885	$15,810	$33,395	$5,157	$9,166	$35,436

2012
AIG Property Casualty	$2,441	$90,011	$22,161	$24	$34,873	$4,780	$25,785	$4,761	$7,304	$34,436
AIG Life and Retirement	5,672	36,471	–	856	4,813	10,755	10,014	931	2,079	–
Mortgage Guaranty	44	1,957	376	–	715	146	659	17	177	858
Other	25	75	–	9	(5)	4,662	(82)	–	(325)	–

	$8,182	$128,514	$22,537	$889	$40,396	$20,343	$36,376	$5,709	$9,235	$35,294

2011
AIG Property Casualty	$2,375	$91,686	$23,236	$26	$35,689	$4,253	$27,949	$4,324	$6,514	$34,840
AIG Life and Retirement	6,502	34,300	–	880	4,858	9,882	9,170	1,142	2,085	–
Mortgage Guaranty	25	3,104	229	–	792	132	834	20	167	801
Other	35	65	–	5	(4)	488	2	–	(308)	–

	$8,937	$129,155	$23,465	$911	$41,335	$14,755	$37,955	$5,486	$8,458	$35,641

(a)  Liability for unpaid claims and claims adjustment expense with respect to the General Insurance operations are net of discounts of $3.56 billion, $3.25 billion and $3.18 billion at December 31, 2013, 2012 and 2011, respectively.

(b)  Reflected in insurance balances payable in the accompanying Consolidated Balance Sheet.

AIG 2013 Form 10-K

Reinsurance

Schedule IV

At December 31, 2013, 2012 and 2011 and for the years then ended

(in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percent of Amount Assumed to Net

2013
Long-duration insurance in force	$947,170	$122,012	$427	$825,585		0.1%

Premiums:
AIG Property Casualty	$39,545	$8,816	$3,659	$34,388		10.6%
AIG Life and Retirement	3,256	673	13	2,596		0.5
Mortgage Guaranty	1,099	38	(13)	1,048		(1.2)
Divested businesses	9	–	–	9		–
Eliminations	–	3	3	–		–

Total premiums	$43,909	$9,530	$3,662	$38,041		9.6%

2012
Long-duration insurance in force	$918,260	$129,159	$458	$789,559		0.1%

Premiums:
AIG Property Casualty	$40,428	$9,420	$3,428	$34,436		10.0%
AIG Life and Retirement	3,049	602	17	2,464		0.7
Mortgage Guaranty	938	70	(10)	858		(1.2)
Divested businesses	11	–	–	11		–
Eliminations	–	7	7	–		–

Total premiums	$44,426	$10,099	$3,442	$37,769		9.1%

2011
Long-duration insurance in force	$891,145	$140,156	$1,220	$752,209		0.2%

Premiums:
AIG Property Casualty	$41,710	$9,901	$3,031	$34,840		8.7%
AIG Life and Retirement	3,121	591	19	2,549		0.7
Mortgage Guaranty	898	97	–	801		–
Divested businesses	15	6	2	11	(b)	18.2
Eliminations	–	(5)	(5)	–		–

Total premiums	$45,744	$10,590	$3,047	$38,201		8.0%

AIG 2013 Form 10-K

Valuation and Qualifying Accounts

Schedule V

For the years ended December 31, 2013, 2012 and 2011

		Additions
(in millions)	Balance, Beginning of year	Charged to Costs and Expenses	Charge Offs	Activity of Discontinued Operations	Reclassified to Assets of Businesses Held for Sale	Divested Businesses	Other Changes*	Balance, End of year

2013
Allowance for mortgage
and other loans
receivable	$405	$20	$(116)	$–	$–	$(6)	$9	$312
Allowance for premiums
and insurances
balances receivable	624	14	(74)	–	–	–	(4)	560
Allowance for
reinsurance assets	338	(42)	(31)	–	–	–	11	276
Federal and foreign
valuation allowance for
deferred tax assets	8,036	(3,165)	–	(40)	–	–	(1,235)	3,596

2012
Allowance for mortgage
and other loans
receivable	$740	$(103)	$(43)	$(205)	$–	$–	$16	$405
Allowance for premiums
and insurances
balances receivable	484	174	(36)	–	–	–	2	624
Allowance for
reinsurance assets	364	(4)	(1)	–	–	–	(21)	338
Federal and foreign
valuation allowance for
deferred tax assets	11,047	(1,907)	–	–	–	–	(1,104)	8,036

2011
Allowance for mortgage and other loans receivable	$878	$(18)	$(125)	$22	$–	$(55)	$38	$740
Allowance for premiums and insurances balances receivable	515	63	(94)	–	–	–	–	484
Allowance for reinsurance assets	492	(116)	(63)	–	–	–	51	364
Federal and foreign valuation allowance for deferred tax assets	27,548	(18,307)	–	–	–	–	1,806	11,047

*     Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

AIG 2013 Form 10-K