Form 10-Q
period 2014-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2014-05-05
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 770-7000

________________

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

As of April 29, 2014, there were 1,446,648,914 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions, except for share data)	2014	2013
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2014 – $249,200; 2013 – $248,531)	$262,937	$258,274
Other bond securities, at fair value (See Note 6)	21,718	22,623
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2014 – $2,076; 2013 – $1,726)	3,878	3,656
Other common and preferred stock, at fair value (See Note 6)	725	834
Mortgage and other loans receivable, net of allowance	21,569	20,765
Other invested assets (portion measured at fair value: 2014 – $8,867; 2013 – $8,598)	29,050	28,659
Short-term investments (portion measured at fair value: 2014 – $3,753; 2013 – $6,313)	17,658	21,617
Total investments	357,535	356,428

Cash	2,490	2,241
Accrued investment income	2,924	2,905
Premiums and other receivables, net of allowance	14,269	12,939
Reinsurance assets, net of allowance	25,346	23,829
Deferred income taxes	21,631	21,925
Deferred policy acquisition costs	9,217	9,436
Derivative assets, at fair value	1,601	1,665
Other assets, including restricted cash of $862 in 2014 and $865 in 2013 (portion measured at fair value:
2014 – $0; 2013 – $418)	8,738	9,366
Separate account assets, at fair value	72,593	71,059
Assets held-for-sale	30,767	29,536
Total assets	$547,111	$541,329
Liabilities:
Liability for unpaid claims and claims adjustment expense	$81,155	$81,547
Unearned premiums	23,383	21,953
Future policy benefits for life and accident and health insurance contracts	41,419	40,653
Policyholder contract deposits (portion measured at fair value: 2014 – $831; 2013 – $384)	122,839	122,016
Other policyholder funds	4,802	5,083
Derivative liabilities, at fair value	3,039	2,511
Other liabilities (portion measured at fair value: 2014 – $538; 2013 – $933)	28,138	29,155
Long-term debt (portion measured at fair value: 2014 – $6,019; 2013 – $6,747)	39,508	41,693
Separate account liabilities	72,593	71,059
Liabilities held-for-sale	25,815	24,548
Total liabilities	442,691	440,218
Contingencies, commitments and guarantees (see Note 10)

Redeemable noncontrolling interests (see Note 12)	27	30

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2014 – 1,906,655,640 and
2013 – 1,906,645,689	4,766	4,766
Treasury stock, at cost; 2014 – 460,007,853; 2013 – 442,582,366 shares of common stock	(15,386)	(14,520)
Additional paid-in capital	80,975	80,899
Retained earnings	24,393	22,965
Accumulated other comprehensive income	9,085	6,360
Total AIG shareholders’ equity	103,833	100,470
Non-redeemable noncontrolling interests (including $100 associated with businesses held for sale)	560	611
Total equity	104,393	101,081
Total liabilities and equity	$547,111	$541,329

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (unaudited)

Three Months Ended March 31,
(dollars in millions, except per share data)	2014	2013
Revenues:
Premiums	$9,038	$9,372
Policy fees	692	615
Net investment income	4,196	4,164
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(50)	(40)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(4)	(1)
Net other-than-temporary impairments on available for sale
securities recognized in net income	(54)	(41)
Other realized capital gains (losses)	(159)	341
Total net realized capital gains (losses)	(213)	300
Aircraft leasing revenue	1,113	1,074
Other income	1,286	1,437
Total revenues	16,112	16,962
Benefits, claims and expenses:
Policyholder benefits and claims incurred	6,797	6,728
Interest credited to policyholder account balances	955	1,017
Amortization of deferred policy acquisition costs	1,305	1,286
Other acquisition and insurance expenses	2,117	2,238
Interest expense	479	577
Aircraft leasing expenses	1,096	1,031
Loss on extinguishment of debt	238	340
Net (gain) loss on sale of properties and divested businesses	(4)	-
Other expenses	856	870
Total benefits, claims and expenses	13,839	14,087
Income from continuing operations before income tax expense	2,273	2,875
Income tax expense	614	717
Income from continuing operations	1,659	2,158
Income (loss) from discontinued operations, net of income tax expense	(47)	73
Net income	1,612	2,231
Less:
Net income from continuing operations attributable to
noncontrolling interests	3	25
Net income attributable to AIG	$1,609	$2,206

Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.13	$1.44
Income (loss) from discontinued operations	$(0.03)	$0.05
Net income attributable to AIG	$1.10	$1.49
Diluted:
Income from continuing operations	$1.12	$1.44
Income (loss) from discontinued operations	$(0.03)	$0.05
Net income attributable to AIG	$1.09	$1.49
Weighted average shares outstanding:
Basic	1,459,249,393	1,476,471,097
Diluted	1,472,510,813	1,476,678,931
Dividends declared per common share	$0.125	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

cONDENSED Consolidated Statements of Comprehensive Income (unaudited)

Three Months Ended March 31,
(in millions)	2014	2013
Net income	$1,612	$2,231
Other comprehensive income (loss), net of tax
Change in unrealized appreciation of fixed maturity investments on
which other-than-temporary credit impairments were taken	89	282
Change in unrealized appreciation (depreciation) of all other investments	2,785	(788)
Change in foreign currency translation adjustments	(158)	(273)
Change in retirement plan liabilities adjustment	9	44
Other comprehensive income (loss)	2,725	(735)
Comprehensive income	4,337	1,496
Comprehensive income attributable to noncontrolling interests	3	25
Comprehensive income attributable to AIG	$4,334	$1,471

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statement of Equity  (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Three Months Ended March 31, 2014
Balance, beginning of year	$4,766	$(14,520)	$80,899	$22,965	$6,360	$100,470	$611	$101,081
Purchase of common stock	-	(867)	-	-	-	(867)	-	(867)
Net income attributable to AIG or other
noncontrolling interests	-	-	-	1,609	-	1,609	3	1,612
Dividends	-	-	-	(182)	-	(182)	-	(182)
Other comprehensive income (loss)	-	-	-	-	2,725	2,725	-	2,725
Net decrease due to consolidation	-	-	-	-	-	-	(34)	(34)
Contributions from noncontrolling interests	-	-	-	-	-	-	5	5
Distributions to noncontrolling interests	-	-	-	-	-	-	(22)	(22)
Other	-	1	76	1	-	78	(3)	75
Balance, end of period	$4,766	$(15,386)	$80,975	$24,393	$9,085	$103,833	$560	$104,393

Three Months Ended March 31, 2013
Balance, beginning of year	$4,766	$(13,924)	$80,410	$14,176	$12,574	$98,002	$667	$98,669
Net income attributable to AIG or other
noncontrolling interests	-	-	-	2,206	-	2,206	10	2,216
Other comprehensive loss	-	-	-	-	(735)	(735)	(1)	(736)
Contributions from noncontrolling interests	-	-	-	-	-	-	8	8
Distributions to noncontrolling interests	-	-	-	-	-	-	(19)	(19)
Other	-	1	46	-	-	47	(2)	45
Balance, end of period	$4,766	$(13,923)	$80,456	$16,382	$11,839	$99,520	$663	$100,183

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$1,612	$2,231
(Income) loss from discontinued operations	47	(73)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(246)	(339)
Net (gains) losses on sales of divested businesses	(4)	-
Net losses on extinguishment of debt	238	340
Unrealized (gains) losses in earnings – net	585	(765)
Equity in income from equity method investments, net of dividends or distributions	(441)	(442)
Depreciation and other amortization	1,121	1,203
Impairments of assets	138	139
Changes in operating assets and liabilities:
Property casualty and life insurance reserves	1,495	643
Premiums and other receivables and payables – net	(701)	(458)
Reinsurance assets and funds held under reinsurance treaties	(1,532)	(2,035)
Capitalization of deferred policy acquisition costs	(1,462)	(1,422)
Current and deferred income taxes – net	450	613
Other, net	(537)	216
Total adjustments	(896)	(2,307)
Net cash provided by (used in) operating activities	763	(149)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distribution of:
Available for sale investments	6,365	7,346
Other securities	1,725	1,728
Other invested assets	1,041	1,741
Maturities of fixed maturity securities available for sale	5,347	5,617
Principal payments received on and sales of mortgage and other loans receivable	765	712
Purchases of:
Available for sale investments	(11,592)	(15,290)
Other securities	(181)	(822)
Other invested assets	(1,218)	(1,762)
Mortgage and other loans receivable	(1,307)	(788)
Net change in restricted cash	(667)	296
Net change in short-term investments	3,588	5,479
Other, net	(83)	(293)
Net cash provided by investing activities	3,783	3,964
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	4,008	3,262
Policyholder contract withdrawals	(3,548)	(4,458)
Issuance of long-term debt	1,583	1,395
Repayments of long-term debt	(3,281)	(4,337)
Purchase of Common Stock	(867)	-
Dividends paid	(182)	-
Other, net	(2,002)	420
Net cash used in financing activities	(4,289)	(3,718)
Effect of exchange rate changes on cash	(11)	(36)
Net increase in cash	246	61
Cash at beginning of year	2,241	1,151
Change in cash of businesses held-for-sale	3	15
Cash at end of period	$2,490	$1,227

Supplementary Disclosure of Condensed Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$840	$983
Taxes	$165	$103
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,052	$1,005
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / NOTE 1. BASIS OF PRESENTATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

American International Group, Inc. (AIG) is a leading international insurance organization serving customers in more than 130 countries. AIG companies serve commercial, institutional and individual customers through one of the most extensive worldwide property‑casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG) and the Tokyo Stock Exchange. Unless the context indicates otherwise, the terms “AIG,” “we,” “us” or “our” mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.

These unaudited condensed consolidated financial statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report). The condensed consolidated financial information as of December 31, 2013 included herein has been derived from audited consolidated financial statements in the 2013 Annual Report.

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

Interim period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2014 and prior to the issuance of these condensed consolidated financial statements.

Sale of ILFC

On December 16, 2013, we entered into a definitive agreement with AerCap Holdings N.V. (AerCap) and AerCap Ireland Limited (Purchaser), a wholly‑owned subsidiary of AerCap, for the sale of 100 percent of the common stock of International Lease Finance Corporation (ILFC) (the AerCap Transaction) for consideration consisting of $3.0 billion in cash, a portion of which will be funded by a special dividend of $600 million to be paid by ILFC to AIG upon consummation of the AerCap Transaction, and approximately 97.6 million newly-issued AerCap common shares. The disposition of the AerCap common shares by AIG will be subject to certain restrictions as to the amount and timing of potential sales in accordance with the definitive agreement. ILFC’s results are reflected in Aircraft leasing revenue and Aircraft leasing expenses in the Condensed Consolidated Statements of Income. The assets and liabilities of ILFC are classified as held‑for‑sale at March 31, 2014 and December 31, 2013 in the Condensed Consolidated Balance Sheets. See Note 4 herein for further discussion.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. Accounting policies that we believe are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:

•          classification of ILFC as held-for-sale and related fair value measurement;

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

•          estimated gross profits to value deferred acquisition costs for investment‑oriented products;

•          impairment charges, including other‑than‑temporary impairments on available for sale securities, impairments on investments in life settlements and goodwill impairment;

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

Accounting Standards Adopted During 2014

Certain Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting standard that requires us to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount we agreed to pay on the basis of our arrangement among our co‑obligors and (ii) any additional amount we expect to pay on behalf of our co‑obligors.

We adopted the standard on its required effective date of January 1, 2014. The adoption of this standard had no material effect on our consolidated financial condition, results of operations or cash flows.

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of an Investment within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the FASB issued an accounting standard addressing whether consolidation guidance or foreign currency guidance applies to the release of the cumulative translation adjustment into net income when a parent sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or net assets that are a business (other than a sale of in‑substance real estate) within a foreign entity. The standard also resolves the diversity in practice for the cumulative translation adjustment treatment in business combinations achieved in stages involving foreign entities.

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

We adopted the standard on its required effective date of January 1, 2014 on a prospective basis.  The adoption of this standard had no material effect on our consolidated financial condition, results of operations or cash flows.

Investment Company Guidance

In June 2013, the FASB issued an accounting standard that amends the criteria a company must meet to qualify as an investment company, clarifies the measurement guidance, and requires new disclosures for investment companies. An entity that is regulated by the Securities and Exchange Commission under the Investment Company Act of 1940 (the 1940 Act) qualifies as an investment company. Entities that are not regulated under the 1940 Act must have certain fundamental characteristics and must consider other characteristics to determine whether they qualify as investment companies. An entity’s purpose and design must be considered when making the assessment.

An entity that no longer meets the requirements to be an investment company as a result of this standard should present the change in its status as a cumulative‑effect adjustment to retained earnings as of the beginning of the period of adoption. An entity that is an investment company should apply the standard prospectively as an adjustment to opening net assets as of the effective date. The adjustment to net assets represents both the difference between the fair value and the carrying amount of the entity’s investments and any amount previously recognized in Accumulated other comprehensive income.

We adopted the standard on its required effective date of January 1, 2014 on a prospective basis.  The adoption of this standard had no material effect on our consolidated financial condition, results of operations or cash flows.

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

We adopted the standard on its required effective date of January 1, 2014 on a prospective basis.   The adoption of this standard had no material effect on our consolidated financial condition, results of operations or cash flows.

Future Application of Accounting Standards

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued an accounting standard that clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, so that the loan is derecognized and the real estate property is recognized.

We plan to adopt the standard on its required effective date of January 1, 2015 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Reporting Discontinued Operations

In April 2014, the FASB issued an accounting standard that changes the requirements for presenting a component or group of components of an entity as a discontinued operation and requires new disclosures. Under the standard, the disposal of a component or group of components of an entity should be reported as a discontinued operation if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Disposals of equity method investments, or those reported as held-for-sale, will be eligible for presentation as a discontinued operation if they meet the new definition. The standard also requires entities to provide specified disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation.

The standard is effective prospectively for all disposals of components (or classification of components as held-for-sale) of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications of components as held-for-sale) that have not been reported in financial statements previously issued. We plan to adopt the standard on its required effective date of January 1, 2015 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

3. SEGMENT INFORMATION

We report the results of our operations consistent with the manner in which our chief operating decision makers review the business to assess performance and to allocate resources through two reportable segments: AIG Property Casualty and AIG Life and Retirement. We evaluate performance based on revenues and pre‑tax income (loss), excluding results from discontinued operations, because we believe this provides more meaningful information on how our operations are performing.

The following table presents our operations by reportable segment:

	2014		2013
Three Months Ended March 31,		Pre-tax Income (Loss)		Pre-tax Income (Loss)
(in millions)	Total Revenues	from continuing operations	Total Revenues	from continuing operations
AIG Property Casualty
Commercial Insurance	$5,642	$713	$5,773	$1,041
Consumer Insurance	3,258	27	3,506	153
Other	766	569	689	420
Total AIG Property Casualty	9,666	1,309	9,968	1,614
AIG Life and Retirement
Retail	2,766	665	3,003	996
Institutional	1,585	567	1,737	574
Total AIG Life and Retirement	4,351	1,232	4,740	1,570
Other Operations
Mortgage Guaranty	249	77	231	44
Global Capital Markets	59	29	273	227
Direct Investment book	465	355	411	312
Corporate & Other	382	(824)	461	(1,008)
Aircraft Leasing	1,113	17	1,074	43
Consolidation and elimination	(8)	1	(9)	1
Total Other Operations	2,260	(345)	2,441	(381)
AIG Consolidation and elimination	(165)	77	(187)	72
Total AIG Consolidated	$16,112	$2,273	$16,962	$2,875

Item 1 / NOTE 4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

Held-For-Sale Classification

On December 16, 2013, we entered into a definitive agreement with AerCap and Purchaser, a wholly‑owned subsidiary of AerCap, for the sale of 100 percent of the common stock of ILFC (the AerCap Transaction) for consideration consisting of $3.0 billion in cash, a portion of which will be funded by a special dividend of $600 million to be paid by ILFC to AIG upon consummation of the transaction, and approximately 97.6 million newly‑issued AerCap common shares. The consideration had a value of approximately $5.4 billion based on AerCap’s pre‑announcement closing price per share of $24.93 on December 13, 2013.  The disposition of the AerCap common shares by AIG will be subject to certain restrictions as to the amount and timing of potential sales in accordance with the definitive agreement.   In  connection with the AerCap Transaction, we entered into a credit agreement for a senior unsecured revolving credit facility between the Purchaser as borrower and AIG as lender (the Revolving Credit Facility). The Revolving Credit Facility provides for an aggregate commitment of $1 billion and permits loans for general corporate purposes after the closing of the AerCap Transaction. The AerCap Transaction was approved by AerCap shareholders on February 13, 2014 and we expect it to close in the second quarter of 2014. We determined ILFC continued to meet the criteria for held‑for‑sale accounting at March 31, 2014. Because we expect to hold approximately 46 percent of the common stock of the combined company upon closing of the transaction, ILFC’s results are presented in continuing operations for all periods presented.

The following table summarizes the components of ILFC assets and liabilities held-for-sale:

	March 31,	December 31,
(in millions)	2014	2013
Assets:
Equity securities	$4	$3
Mortgage and other loans receivable, net	262	229
Flight equipment primarily under operating leases, net of accumulated depreciation	35,612	35,508
Short-term investments	1,626	658
Cash	84	88
Premiums and other receivables, net of allowance	343	318
Other assets	2,798	2,066
Assets held-for-sale	40,729	38,870
Less: Loss accrual	(9,962)	(9,334)
Total assets held-for-sale	$30,767	$29,536
Liabilities:
Other liabilities	$3,082	$3,127
Long-term debt	22,733	21,421
Total liabilities held-for-sale	$25,815	$24,548

Discontinued Operations

In connection with the 2010 sale of American Life Insurance Company (ALICO) to MetLife, Inc. (MetLife), we recognized the following income (loss) from discontinued operations:

Three Months Ended March 31,
(in millions)	2014	2013
Revenues:
Gain (loss) on sale	$(1)	$117
Income from discontinued operations, before income tax expense	(1)	117
Income tax expense	46	44
Income (loss) from discontinued operations, net of income tax expense	$(47)	$73

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are measured and classified in accordance with a fair value hierarchy consisting of three “levels” based on the observability of valuation inputs:

•     Level 1:  Fair value measurements based on quoted prices in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. We do not adjust the quoted price for such instruments.

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

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2014				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting*	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$3	$2,919	$-	$-	$-	$2,922
Obligations of states, municipalities and political subdivisions	-	28,547	2,042	-	-	30,589
Non-U.S. governments	629	21,238	17	-	-	21,884
Corporate debt	-	145,176	1,815	-	-	146,991
RMBS	-	21,540	15,764	-	-	37,304
CMBS	-	6,354	5,741	-	-	12,095
CDO/ABS	-	4,542	6,610	-	-	11,152
Total bonds available for sale	632	230,316	31,989	-	-	262,937
Other bond securities:
U.S. government and government sponsored entities	28	5,366	-	-	-	5,394
Obligations of states, municipalities and political subdivisions	-	122	-	-	-	122
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	1,108	-	-	-	1,108
RMBS	-	1,282	1,069	-	-	2,351
CMBS	-	508	770	-	-	1,278
CDO/ABS	-	2,965	8,498	-	-	11,463
Total other bond securities	28	11,353	10,337	-	-	21,718
Equity securities available for sale:
Common stock	3,078	1	-	-	-	3,079
Preferred stock	-	28	-	-	-	28
Mutual funds	767	4	-	-	-	771
Total equity securities available for sale	3,845	33	-	-	-	3,878
Other equity securities	653	72	-	-	-	725
Other invested assets	24	2,853	5,990	-	-	8,867
Derivative assets:
Interest rate contracts	12	3,750	35	-	-	3,797
Foreign exchange contracts	-	37	-	-	-	37
Equity contracts	84	34	89	-	-	207
Commodity contracts	-	-	1	-	-	1
Credit contracts	-	-	41	-	-	41
Other contracts	-	-	36	-	-	36
Counterparty netting and cash collateral	-	-	-	(1,680)	(838)	(2,518)
Total derivative assets	96	3,821	202	(1,680)	(838)	1,601
Short-term investments	392	3,361	-	-	-	3,753
Separate account assets	69,216	3,377	-	-	-	72,593
Other assets	-	-	-	-	-	-
Total	$74,886	$255,186	$48,518	$(1,680)	$(838)	$376,072
Liabilities:
Policyholder contract deposits	$-	$66	$765	$-	$-	$831
Derivative liabilities:
Interest rate contracts	-	4,213	133	-	-	4,346
Foreign exchange contracts	-	254	-	-	-	254
Equity contracts	-	92	1	-	-	93
Commodity contracts	-	4	-	-	-	4
Credit contracts	-	-	1,226	-	-	1,226
Other contracts	-	26	145	-	-	171
Counterparty netting and cash collateral	-	-	-	(1,680)	(1,375)	(3,055)
Total derivative liabilities	-	4,589	1,505	(1,680)	(1,375)	3,039
Long-term debt	-	5,616	403	-	-	6,019
Other liabilities	87	451	-	-	-	538
Total	$87	$10,722	$2,673	$(1,680)	$(1,375)	$10,427

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2013				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting*	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$133	$3,062	$-	$-	$-	$3,195
Obligations of states, municipalities and political subdivisions	-	28,300	1,080	-	-	29,380
Non-U.S. governments	508	21,985	16	-	-	22,509
Corporate debt	-	143,297	1,255	-	-	144,552
RMBS	-	21,207	14,941	-	-	36,148
CMBS	-	5,747	5,735	-	-	11,482
CDO/ABS	-	4,034	6,974	-	-	11,008
Total bonds available for sale	641	227,632	30,001	-	-	258,274
Other bond securities:
U.S. government and government sponsored entities	78	5,645	-	-	-	5,723
Obligations of states, municipalities and political subdivisions	-	121	-	-	-	121
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	1,169	-	-	-	1,169
RMBS	-	1,326	937	-	-	2,263
CMBS	-	509	844	-	-	1,353
CDO/ABS	-	3,158	8,834	-	-	11,992
Total other bond securities	78	11,930	10,615	-	-	22,623
Equity securities available for sale:
Common stock	3,218	-	1	-	-	3,219
Preferred stock	-	27	-	-	-	27
Mutual funds	408	2	-	-	-	410
Total equity securities available for sale	3,626	29	1	-	-	3,656
Other equity securities	750	84	-	-	-	834
Other invested assets	1	2,667	5,930	-	-	8,598
Derivative assets:
Interest rate contracts	14	3,716	41	-	-	3,771
Foreign exchange contracts	-	52	-	-	-	52
Equity contracts	151	106	49	-	-	306
Commodity contracts	-	-	1	-	-	1
Credit contracts	-	-	55	-	-	55
Other contracts	-	1	33	-	-	34
Counterparty netting and cash collateral	-	-	-	(1,734)	(820)	(2,554)
Total derivative assets	165	3,875	179	(1,734)	(820)	1,665
Short-term investments	332	5,981	-	-	-	6,313
Separate account assets	67,708	3,351	-	-	-	71,059
Other assets	-	418	-	-	-	418
Total	$73,301	$255,967	$46,726	$(1,734)	$(820)	$373,440
Liabilities:
Policyholder contract deposits	$-	$72	$312	$-	$-	$384
Derivative liabilities:
Interest rate contracts	-	3,661	141	-	-	3,802
Foreign exchange contracts	-	319	-	-	-	319
Equity contracts	-	101	-	-	-	101
Commodity contracts	-	5	-	-	-	5
Credit contracts	-	-	1,335	-	-	1,335
Other contracts	-	25	142	-	-	167
Counterparty netting and cash collateral	-	-	-	(1,734)	(1,484)	(3,218)
Total derivative liabilities	-	4,111	1,618	(1,734)	(1,484)	2,511
Long-term debt	-	6,377	370	-	-	6,747
Other liabilities	42	891	-	-	-	933
Total	$42	$11,451	$2,300	$(1,734)	$(1,484)	$10,575

*    Represents netting of derivative exposures covered by a qualifying master netting agreement.

Transfers of Level 1 and Level 2 Assets and Liabilities

Our policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the three month periods ended March 31, 2014 and 2013, we transferred $62 million and $239 million of securities issued by Non-U.S. government entities from Level 1 to Level 2, respectively, as they are no longer considered actively traded. For similar reasons, during the three

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

month periods ended March 31, 2014 and 2013, we transferred $103 million and $93 million, respectively, of securities issued by the U.S. government and U.S. government‑sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three month periods ended March 31, 2014 and 2013.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three-month periods ended March 31, 2014 and 2013 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2014 and 2013:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	in	out	of Period	at End of Period
Three Months Ended March 31, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions(b)	$1,080	$-	$117	$846	$-	$(1)	$2,042	$-
Non-U.S. governments	16	-	(1)	2	-	-	17	-
Corporate debt	1,255	(3)	20	4	648	(109)	1,815	-
RMBS	14,941	244	133	557	-	(111)	15,764	-
CMBS	5,735	6	111	(50)	-	(61)	5,741	-
CDO/ABS	6,974	34	2	8	66	(474)	6,610	-
Total bonds available for sale	30,001	281	382	1,367	714	(756)	31,989	-
Other bond securities:
RMBS	937	28	-	104	-	-	1,069	16
CMBS	844	17	-	(91)	-	-	770	14
CDO/ABS	8,834	335	-	(451)	-	(220)	8,498	166
Total other bond securities	10,615	380	-	(438)	-	(220)	10,337	196
Equity securities available for sale:
Common stock	1	-	-	-	-	(1)	-	-
Preferred stock	-	-	-	-	-	-	-	-
Total equity securities available for sale	1	-	-	-	-	(1)	-	-
Other invested assets	5,930	79	54	49	85	(207)	5,990	-
Total	$46,547	$740	$436	$978	$799	$(1,184)	$48,316	$196
Liabilities:
Policyholder contract deposits	$(312)	$(474)	$(8)	$29	$-	$-	$(765)	$(82)
Derivative liabilities, net:						-
Interest rate contracts	(100)	(6)	-	8	-	-	(98)	(1)
Equity contracts	49	(3)	-	(5)	47	-	88	(6)
Commodity contracts	1	-	-	-	-	-	1	-
Credit contracts	(1,280)	80	-	15	-	-	(1,185)	94
Other contracts	(109)	16	(1)	(15)	-	-	(109)	12
Total derivative liabilities, net	(1,439)	87	(1)	3	47	-	(1,303)	99
Long-term debt(c)	(370)	(3)	-	19	(70)	21	(403)	7
Total	$(2,121)	$(390)	$(9)	$51	$(23)	$21	$(2,471)	$24
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	in	out	of Period	at End of Period
Three Months Ended March 31, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$1,024	$1	$(5)	$136	$-	$(137)	$1,019	$-
Non-U.S. governments	14	1	-	2	1	-	18	-
Corporate debt	1,487	(4)	6	22	77	(139)	1,449	-
RMBS	11,662	205	481	(262)	10	-	12,096	-
CMBS	5,124	11	141	(75)	154	(40)	5,315	-
CDO/ABS	4,841	24	76	639	180	(183)	5,577	-
Total bonds available for sale	24,152	238	699	462	422	(499)	25,474	-
Other bond securities:
RMBS	396	22	-	74	238	-	730	(17)
CMBS	812	12	-	(99)	159	(108)	776	(25)
CDO/ABS	8,536	284	-	(436)	486	(28)	8,842	82
Total other bond securities	9,744	318	-	(461)	883	(136)	10,348	40
Equity securities available for sale:
Common stock	24	9	(1)	(10)	-	-	22	-
Preferred stock	44	-	5	-	-	-	49	-
Total equity securities available for sale	68	9	4	(10)	-	-	71	-
Other invested assets	5,389	61	(13)	(3)	127	(94)	5,467	-
Total	$39,353	$626	$690	$(12)	$1,432	$(729)	$41,360	$40
Liabilities:
Policyholder contract deposits	$(1,257)	$205	$-	$5	$-	$-	$(1,047)	$28
Derivative liabilities, net:
Interest rate contracts	732	11	-	13	-	-	756	3
Equity contracts	47	28	-	(7)	(2)	-	66	12
Commodity contracts	1	1	-	(1)	-	-	1	-
Credit contracts	(1,991)	175	-	41	-	-	(1,775)	214
Other contracts	(162)	7	-	16	-	-	(139)	(12)
Total derivative liabilities, net	(1,373)	222	-	62	(2)	-	(1,091)	217
Long-term debt(c)	(344)	(80)	-	19	(2)	-	(407)	(8)
Total	$(2,974)	$347	$-	$86	$(4)	$-	$(2,545)	$237

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(a) Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b) Purchases, Sales, Issues and Settlements, Net primarily reflect the effect of consolidating previously unconsolidated securitization vehicles.

(c)  Includes guaranteed investment agreements (GIAs), notes, bonds, loans and mortgages payable.

Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended March 31, 2014
Bonds available for sale	$304	$(36)	$13	$281
Other bond securities	51	1	328	380
Equity securities available for sale	-	-	-	-
Other invested assets	77	(4)	6	79
Policyholder contract deposits	-	(474)	-	(474)
Derivative liabilities, net	15	(3)	75	87
Long-term debt	-	-	(3)	(3)
Three Months Ended March 31, 2013
Bonds available for sale	$210	$7	$21	$238
Other bond securities	33	-	285	318
Equity securities available for sale	-	9	-	9
Other invested assets	47	(7)	21	61
Policyholder contract deposits	-	205	-	205
Derivative liabilities, net	-	22	200	222
Long-term debt	-	-	(80)	(80)

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present the gross components of purchases, sales, issues and settlements, net, shown above, for the three months ended March 31, 2014 and 2013 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Three Months Ended March 31, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions(b)	$888	$(5)	$(37)	$846
Non-U.S. governments	2	-	-	2
Corporate debt	56	(7)	(45)	4
RMBS	1,087	(15)	(515)	557
CMBS	65	(57)	(58)	(50)
CDO/ABS	330	-	(322)	8
Total bonds available for sale	2,428	(84)	(977)	1,367
Other bond securities:
RMBS	141	(5)	(32)	104
CMBS	-	(6)	(85)	(91)
CDO/ABS	21	(7)	(465)	(451)
Total other bond securities	162	(18)	(582)	(438)
Equity securities available for sale	-	-	-	-
Other invested assets	296	-	(247)	49
Total assets	$2,886	$(102)	$(1,806)	$978
Liabilities:
Policyholder contract deposits	$-	$(12)	$41	$29
Derivative liabilities, net	1	-	2	3
Long-term debt(c)	-	-	19	19
Total liabilities	$1	$(12)	$62	$51
Three Months Ended March 31, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$158	$(22)	$-	$136
Non-U.S. governments	3	-	(1)	2
Corporate debt	97	-	(75)	22
RMBS	603	(231)	(634)	(262)
CMBS	373	(146)	(302)	(75)
CDO/ABS	798	(159)	-	639
Total bonds available for sale	2,032	(558)	(1,012)	462
Other bond securities:
Corporate debt	-	-	-	-
RMBS	105	-	(31)	74
CMBS	19	(58)	(60)	(99)
CDO/ABS	188	-	(624)	(436)
Total other bond securities	312	(58)	(715)	(461)
Equity securities available for sale	1	(10)	(1)	(10)
Other invested assets	243	(30)	(216)	(3)
Total assets	$2,588	$(656)	$(1,944)	$(12)
Liabilities:
Policyholder contract deposits	$-	$(6)	$11	$5
Derivative liabilities, net	3	(4)	63	62
Long-term debt(c)	-	-	19	19
Total liabilities	$3	$(10)	$93	$86

(a)  There were no issuances during the three month periods ended March 31, 2014 and 2013.

(b)  Purchases primarily reflect the effect of consolidating previously unconsolidated securitization vehicles.

(c)  Includes GIAs, notes, bonds, loans and mortgages payable.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2014 and 2013 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income as shown in the table above excludes $23 million of net gains and $72 million of net losses related to assets and liabilities transferred into Level 3 during the three month periods ended March 31, 2014 and 2013, respectively, and includes $23 million and $2 million of net gains related to assets and liabilities transferred out of Level 3 during the three month periods ended March 31, 2014 and 2013, respectively.

Transfers of Level 3 Assets

During the three month periods ended March 31, 2014 and 2013, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS, CDO/ABS, and investments in hedge funds. Transfers of investments in private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types. Certain investments in hedge funds were transferred into Level 3 due to these investments being carried at fair value and no longer being accounted for using the equity method of accounting, or as a result of limited market activity due to fund‑imposed redemption restrictions.

During the three month periods ended March 31, 2014 and 2013, transfers out of Level 3 assets primarily related to certain investments in municipal securities, private placement and other corporate debt, RMBS, CMBS, CDO/ABS, and investments in hedge funds. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS, and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.  The transfers of certain hedge fund investments out of Level 3 assets were primarily the result of easing of certain fund-imposed redemption restrictions.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three month periods ended March 31, 2014 and 2013.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quantitative Information About Level 3 Fair Value Measurements

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments, and includes only those instruments for which information about the inputs is reasonably available to us, such as data from third‑party valuation service providers and from internal valuation models. Because input information from third‑parties with respect to certain Level 3 instruments (primarily CDO/ABS) may not be reasonably available to us, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

	Fair Value at
	March 31,	Valuation		Range
(in millions)	2014	Technique	Unobservable Input	(Weighted Average )
Assets:

Obligations of states,	$1,138	Discounted cash flow	Yield(b)	4.44% - 5.30% (4.87%)
municipalities and
political subdivisions

Corporate debt	1,166	Discounted cash flow	Yield(b)	2.87% - 8.28% (5.57%)

RMBS	16,252	Discounted cash flow	Constant prepayment rate(a)(c)	0.00% - 10.13% (5.05%)
			Loss severity(a)(c)	43.85% - 79.75% (61.80%)
			Constant default rate(a)(c)	3.98% - 11.79% (7.89%)
			Yield(c)	2.59% - 6.85% (4.72%)

Certain CDO/ABS	5,411	Discounted cash flow	Constant prepayment rate(a)(c)	5.30% - 13.30% (9.50%)
			Loss severity(a)(c)	46.40% - 61.30% (53.90%)
			Constant default rate(a)(c)	2.90% - 15.60% (8.40%)
			Yield(c)	5.00% - 10.80% (8.90%)

CMBS	6,017	Discounted cash flow	Yield(b)	0.00% - 13.70% (5.09%)

CDO/ABS - Direct		Binomial Expansion	Recovery rate(b)	5.00% - 61.00% (25.00%)
Investment book	565	Technique (BET)	Diversity score(b)	6 - 29 (13.1)
			Weighted average life(b)	1.30 - 10.50 years (5.30 years)
Liabilities:

Policyholder contract
deposits	765	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%
			Base lapse rate(b)	1.00% - 40.00%
			Dynamic lapse rate(b)	0.20% - 60.00%
			Mortality rate(b)	0.50% - 40.00%
			Utilization rate(b)	0.50% - 25.00%

Total derivative
liabilities, net	909	BET	Recovery rate(b)	5.00% - 34.00% (17.00%)
			Diversity score(b)	9 - 33 (14)
			Weighted average life(b)	4.12 - 10.53 years (5.82 years)

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2013	Technique	Unobservable Input	(Weighted Average )
Assets:

Obligations of states,	$920	Discounted cash flow	Yield(b)	4.94% - 5.86% (5.40%)
municipalities and
political subdivisions

Corporate debt	788	Discounted cash flow	Yield(b)	0.00% - 14.29% (6.64%)

RMBS	14,419	Discounted cash flow	Constant prepayment rate(a)(c)	0.00% - 10.35% (4.97%)
			Loss severity(a)(c)	42.60% - 79.07% (60.84%)
			Constant default rate(a)(c)	3.98% - 12.22% (8.10%)
			Yield(c)	2.54% - 7.40% (4.97%)

Certain CDO/ABS	5,414	Discounted cash flow	Constant prepayment rate(a)(c)	5.20% - 10.80% (8.20%)
			Loss severity(a)(c)	48.60% - 63.40% (56.40%)
			Constant default rate(a)(c)	3.20% - 16.20% (9.00%)
			Yield(c)	5.20% - 11.50% (9.40%)

CMBS	5,847	Discounted cash flow	Yield(b)	0.00% - 14.69% (5.58%)

CDO/ABS - Direct		Binomial Expansion	Recovery rate(b)	6.00% - 63.00% (25.00%)
Investment book	557	Technique (BET)	Diversity score(b)	5 - 35 (12)
			Weighted average life(b)	1.07 - 9.47 years (4.86 years)
Liabilities:

Policyholder contract
deposits	312	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%
			Base lapse rate(b)	1.00% - 40.00%
			Dynamic lapse rate(b)	0.20% - 60.00%
			Mortality rate(b)	0.50% - 40.00%
			Utilization rate(b)	0.50% - 25.00%

Total derivative
liabilities, net	996	BET	Recovery rate(b)	5.00% - 34.00% (17.00%)
			Diversity score(b)	9 - 32 (13)
			Weighted average life(b)	4.50 - 9.47 years (5.63 years)

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

The ranges of reported inputs for Corporate debt, RMBS, CDO/ABS, and CMBS valued using a discounted cash flow technique consist of plus/minus one standard deviation in either direction from the value‑weighted average. The preceding table does not give effect to our risk management practices that might offset risks inherent in these investments.

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

 Obligations of States, Municipalities and Political Subdivisions

The significant unobservable input used in fair value measurement of certain investments in obligations of states, municipalities and political subdivisions is yield.  In general, increases in the yield would decrease the fair value of investments in obligations of states, municipalities and political subdivisions.

Corporate Debt

Corporate debt securities included in Level 3 are primarily private placement issuances that are not traded in active markets or that are subject to transfer restrictions. Fair value measurements consider illiquidity and non‑transferability. When observable price quotations are not available, fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of publicly‑traded debt of the issuer or other comparable securities, considering illiquidity and structure. The significant unobservable input used in the fair value measurement of corporate debt is the yield. The yield is affected by the market movements in credit spreads and U.S. Treasury yields. In addition, the migration in credit quality of a given security generally has a corresponding effect on the fair value measurement of the security. For example, a downward migration of credit quality would increase spreads. Holding U.S. Treasury rates constant, an increase in corporate credit spreads would decrease the fair value of corporate debt.

RMBS and Certain CDO/ABS

The significant unobservable inputs used in fair value measurements of RMBS and certain CDO/ABS valued by third‑party valuation service providers are constant prepayment rates (CPR), loss severity, constant default rates (CDR), and yield. A change in the assumptions used for the probability of default will generally be accompanied by a corresponding change in the assumption used for the loss severity and an inverse change in the assumption used for prepayment rates. In general, increases in CPR, loss severity, CDR, and yield, in isolation, would result in a decrease in the fair value measurement. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship between the directional change of each input is not usually linear.

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

Policyholder contract deposits

Embedded derivatives within Policyholder contract deposits relate to guaranteed minimum withdrawal benefits (GMWB) within variable annuity products and certain enhancements to interest crediting rates based on market indices within equity‑indexed annuities and guaranteed investment contracts (GICs). GMWB represents our largest exposure of these embedded derivatives, although the carrying value of the liability fluctuates based on the performance of the equity markets and therefore, at a point in time, can be low relative to the exposure. The principal unobservable input used for GMWBs and embedded derivatives in equity‑indexed annuities measured at fair value is equity implied volatility. For GMWBs, other significant unobservable inputs include base and dynamic lapse rates, mortality rates, and utilization rates. Lapse, mortality, and utilization rates may vary significantly depending upon age groups and duration. In general, increases in volatility and utilization rates will increase the fair value of the liability associated with GMWB, while increases in lapse rates and mortality rates will decrease the fair value of the liability. Significant unobservable inputs used in valuing embedded derivatives within GICs include long‑term forward interest rates and foreign exchange rates. Generally, the embedded derivative liability for GICs will increase as interest rates decrease or if the U.S. dollar weakens compared to the euro.

Total derivative liabilities, net

The significant unobservable inputs used for derivative liabilities valued using the BET, which include certain credit contracts, are recovery rates, diversity scores, and the weighted average life of the portfolio. AIG non‑performance risk is also considered in the measurement of the liability.

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

		March 31, 2014		December 31, 2013
		Fair Value Using Net Asset Value Per Share (or its equivalent)		Fair Value Using Net Asset Value Per Share (or its equivalent)

			Unfunded		Unfunded
(in millions)	Investment Category Includes		Commitments		Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,511	$548	$2,544	$578

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	424	275	346	86

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	133	11	140	13

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	179	33	183	34

Other	Includes multi-strategy and mezzanine strategies	161	225	134	238
Total private equity funds		3,408	1,092	3,347	949
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,197	2	976	2

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	2,026	8	1,759	11

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	438	-	612	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	623	14	594	15

Emerging markets	Investments in the financial markets of developing countries	292	-	287	-

Other	Includes multi-strategy and relative value strategies	172	-	157	-
Total hedge funds		4,748	24	4,385	28
Total		$8,156	$1,116	$7,732	$977

Private equity fund investments included above are not redeemable, as distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10‑year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two‑year increments. At March 31, 2014, assuming average original expected lives of 10 years for the funds, 79 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 16 percent between four and six years and 5 percent between seven and 10 years.

The hedge fund investments included above are generally redeemable monthly (12 percent), quarterly (47 percent), semi‑annually (17 percent) and annually (24 percent), with redemption notices ranging from one day to 180 days. At March 31, 2014, however, investments representing approximately 58 percent of the total fair value of the hedge fund investments cannot

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

be redeemed, either in whole or in part, because the investments include various contractual restrictions. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre‑defined end dates and are generally expected to be lifted by the end of 2015. The fund investments for which redemption is restricted only in part generally relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

Fair Value Option

The following table presents the gains and losses recorded related to the eligible instruments for which we elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2014	2013
Assets:
Mortgage and other loans receivable	$-	$1
Bond and equity securities	666	376
Alternative investments(a)	154	84
Other, including Short-term investments	3	3
Liabilities:
Long-term debt(b)	(74)	9
Other liabilities	(4)	(4)
Total gain	$745	$469

(a) Includes hedge funds, private equity funds and other investment partnerships.

(b) Includes GIAs, notes, bonds, loans and mortgages payable.

We recognized losses of $11 million and $34 million during the three month periods ended March 31, 2014 and 2013, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of long-term debt for which the fair value option was elected:

	March 31, 2014			December 31, 2013
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$6,019	$4,656	$1,363	$6,747	$5,231	$1,516

*    Includes GIAs, notes, bonds, loans and mortgages payable.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value Measurements on a Non-Recurring Basis

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2014	2013
March 31, 2014
Other investments	$-	$-	$1,510	$1,510	$35	$36
Investments in life settlements	-	-	270	270	42	43
Other assets	-	-	1	1	1	31
Total	$-	$-	$1,781	$1,781	$78	$110
December 31, 2013
Other investments	$-	$-	$1,615	$1,615
Investments in life settlements	-	-	896	896
Other assets	-	11	48	59
Total	$-	$11	$2,559	$2,570

Fair Value Information About Financial Instruments Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
March 31, 2014
Assets:
Mortgage and other loans receivable	$-	$171	$22,329	$22,500	$21,569
Other invested assets	-	573	2,727	3,300	4,245
Short-term investments	-	13,905	-	13,905	13,905
Cash	2,490	-	-	2,490	2,490
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	198	115,467	115,665	105,229
Other liabilities	-	3,418	-	3,418	3,418
Long-term debt	-	34,510	3,182	37,692	33,489
December 31, 2013
Assets:
Mortgage and other loans receivable	$-	$219	$21,418	$21,637	$20,765
Other invested assets	-	529	2,705	3,234	4,194
Short-term investments	-	15,304	-	15,304	15,304
Cash	2,241	-	-	2,241	2,241
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	199	114,361	114,560	105,093
Other liabilities	-	4,869	1	4,870	4,869
Long-term debt	-	36,239	2,394	38,633	34,946

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
March 31, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$2,779	$170	$(27)	$2,922	$-
Obligations of states, municipalities and political subdivisions	29,402	1,384	(197)	30,589	(15)
Non-U.S. governments	21,317	826	(259)	21,884	-
Corporate debt	139,063	9,505	(1,577)	146,991	81
Mortgage-backed, asset-backed and collateralized:
RMBS	34,340	3,354	(390)	37,304	1,779
CMBS	11,661	637	(203)	12,095	168
CDO/ABS	10,638	649	(135)	11,152	40
Total mortgage-backed, asset-backed and collateralized	56,639	4,640	(728)	60,551	1,987
Total bonds available for sale(b)	249,200	16,525	(2,788)	262,937	2,053
Equity securities available for sale:
Common stock	1,287	1,806	(14)	3,079	-
Preferred stock	25	4	(1)	28	-
Mutual funds	764	22	(15)	771	-
Total equity securities available for sale	2,076	1,832	(30)	3,878	-
Total	$251,276	$18,357	$(2,818)	$266,815	$2,053
December 31, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$3,084	$150	$(39)	$3,195	$-
Obligations of states, municipalities and political subdivisions	28,704	1,122	(446)	29,380	(15)
Non-U.S. governments	22,045	822	(358)	22,509	-
Corporate debt	139,461	7,989	(2,898)	144,552	74
Mortgage-backed, asset-backed and collateralized:
RMBS	33,520	3,101	(473)	36,148	1,670
CMBS	11,216	558	(292)	11,482	125
CDO/ABS	10,501	649	(142)	11,008	62
Total mortgage-backed, asset-backed and collateralized	55,237	4,308	(907)	58,638	1,857
Total bonds available for sale(b)	248,531	14,391	(4,648)	258,274	1,916
Equity securities available for sale:
Common stock	1,280	1,953	(14)	3,219	-
Preferred stock	24	4	(1)	27	-
Mutual funds	422	12	(24)	410	-
Total equity securities available for sale	1,726	1,969	(39)	3,656	-
Total	$250,257	$16,360	$(4,687)	$261,930	$1,916

(a) Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b) At March 31, 2014 and December 31, 2013, bonds available for sale held by us that were below investment grade or not rated totaled $34.1 billion and $32.6 billion, respectively.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$683	$21	$75	$6	$758	$27
Obligations of states, municipalities and political
subdivisions	3,806	131	562	66	4,368	197
Non-U.S. governments	4,049	144	796	115	4,845	259
Corporate debt	25,341	938	6,649	639	31,990	1,577
RMBS	8,100	283	1,391	107	9,491	390
CMBS	2,447	115	1,115	88	3,562	203
CDO/ABS	2,426	56	1,096	79	3,522	135
Total bonds available for sale	46,852	1,688	11,684	1,100	58,536	2,788
Equity securities available for sale:
Common stock	102	14	-	-	102	14
Preferred stock	4	1	-	-	4	1
Mutual funds	317	15	-	-	317	15
Total equity securities available for sale	423	30	-	-	423	30
Total	$47,275	$1,718	$11,684	$1,100	$58,959	$2,818
December 31, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$1,101	$34	$42	$5	$1,143	$39
Obligations of states, municipalities and political
subdivisions	6,134	379	376	67	6,510	446
Non-U.S. governments	4,102	217	710	141	4,812	358
Corporate debt	38,495	2,251	4,926	647	43,421	2,898
RMBS	8,543	349	1,217	124	9,760	473
CMBS	3,191	176	1,215	116	4,406	292
CDO/ABS	2,845	62	915	80	3,760	142
Total bonds available for sale	64,411	3,468	9,401	1,180	73,812	4,648
Equity securities available for sale:
Common stock	96	14	-	-	96	14
Preferred stock	5	1	-	-	5	1
Mutual funds	369	24	-	-	369	24
Total equity securities available for sale	470	39	-	-	470	39
Total	$64,881	$3,507	$9,401	$1,180	$74,282	$4,687

At March 31, 2014, we held 6,426 and 126 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,008 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2014 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
March 31, 2014	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,275	$10,455	$830	$817
Due after one year through five years	50,565	53,380	6,918	6,799
Due after five years through ten years	68,663	71,911	15,703	15,099
Due after ten years	63,058	66,640	20,570	19,246
Mortgage-backed, asset-backed and collateralized	56,639	60,551	17,303	16,575
Total	$249,200	$262,937	$61,324	$58,536

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	2014		2013
	Gross	Gross	Gross	Gross
Three Months Ended March 31,	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses
Fixed maturity securities	$216	$31	$371	$71
Equity securities	30	2	37	3
Total	$246	$33	$408	$74

For the first quarters of 2014 and 2013, the aggregate fair value of available for sale securities sold was $6.1 billion and $7.0 billion, respectively, which resulted in net realized capital gains of $0.2 billion and $0.3 billion, respectively.

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	March 31, 2014		December 31, 2013
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$5,394	24%	$5,723	24%
Obligations of states, municipalities and political subdivisions	122	1	121	1
Non-U.S. governments	2	-	2	-
Corporate debt	1,108	5	1,169	5
Mortgage-backed, asset-backed and collateralized:
RMBS	2,351	10	2,263	10
CMBS	1,278	6	1,353	6
CDO/ABS and other collateralized*	11,456	51	11,985	51
Total mortgage-backed, asset-backed and collateralized	15,085	67	15,601	67
Other	7	-	7	-
Total fixed maturity securities	21,718	97	22,623	97
Equity securities	725	3	834	3
Total	$22,443	100%	$23,457	100%

*    Includes $1.0 billion of U.S. Government agency backed ABS at both March 31, 2014 and December 31, 2013.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net Investment Income

The following table presents the components of Net investment income:

Three Months Ended March 31,
(in millions)	2014	2013
Fixed maturity securities, including short-term investments	$3,131	$3,045
Equity securities	(85)	37
Interest on mortgage and other loans	318	280
Alternative investments*	925	866
Real estate	28	31
Other investments	11	53
Total investment income	4,328	4,312
Investment expenses	132	148
Net investment income	$4,196	$4,164

* Includes hedge funds, private equity funds, affordable housing partnerships, investments in life settlements and other investment partnerships.

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Three Months Ended March 31,
(in millions)	2014	2013
Sales of fixed maturity securities	$185	$300
Sales of equity securities	28	34
Other-than-temporary impairments:
Severity	-	(2)
Change in intent	(5)	(3)
Foreign currency declines	(4)	-
Issuer-specific credit events	(68)	(63)
Adverse projected cash flows	(1)	(6)
Provision for loan losses	5	(3)
Foreign exchange transactions	26	329
Derivative instruments	(350)	(271)
Impairments on investments in life settlements	(42)	(43)
Other	13	28
Net realized capital gains (losses)	$(213)	$300

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Three Months Ended March 31,
(in millions)	2014	2013
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$3,994	$(1,152)
Equity securities	(128)	7
Other investments	73	(48)
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$3,939	$(1,193)

* Excludes net unrealized gains attributable to businesses held for sale.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Evaluating Investments for Other-Than-Temporary Impairments

For a discussion of our policy for evaluating investments for other-than-temporary impairments, see Note 6 to the Consolidated Financial Statements in the 2013 Annual Report.

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Three Months Ended March 31,
(in millions)	2014	2013
Balance, beginning of year	$3,872	$5,164
Increases due to:
Credit impairments on new securities subject to impairment losses	8	17
Additional credit impairments on previously impaired securities	36	18
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(330)	(391)
Accretion on securities previously impaired due to credit*	(188)	(205)
Other	(9)	-
Balance, end of period	$3,389	$4,603

* Represents both accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities and the accretion due to the passage of time.

Purchased Credit Impaired (PCI) Securities

We purchase certain RMBS securities that have experienced deterioration in credit quality since their issuance. We determine, based on our expectations as to the timing and amount of cash flows expected to be received, whether it is probable at acquisition that we will not collect all contractually required payments for these PCI securities, including both principal and interest after considering the effects of prepayments. At acquisition, the timing and amount of the undiscounted future cash flows expected to be received on each PCI security is determined based on our best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. At acquisition, the difference between the undiscounted expected future cash flows of the PCI securities and the recorded investment in the securities represents the initial accretable yield, which is accreted into net investment income over their remaining lives on a level‑yield basis. Additionally, the difference between the contractually required payments on the PCI securities and the undiscounted expected future cash flows represents the non‑accretable difference at acquisition. The accretable yield and the non‑accretable difference will change over time, based on actual payments received and changes in estimates of undiscounted expected future cash flows, which are discussed further below.

On a quarterly basis, the undiscounted expected future cash flows associated with PCI securities are re‑evaluated based on updates to key assumptions. Declines in undiscounted expected future cash flows due to further credit deterioration as well as changes in the expected timing of the cash flows can result in the recognition of an other‑than‑temporary impairment charge, as PCI securities are subject to our policy for evaluating investments for other‑than‑temporary impairment. Changes to undiscounted expected future cash flows due solely to the changes in the contractual benchmark interest rates on variable rate PCI securities will change the accretable yield prospectively. Significant increases in undiscounted expected future cash flows for reasons other than interest rate changes are recognized prospectively as adjustments to the accretable yield.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$27,484
Cash flows expected to be collected*	21,919
Recorded investment in acquired securities	14,437

* Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	March 31, 2014	December 31, 2013
Outstanding principal balance	$15,923	$14,741
Amortized cost	11,235	10,110
Fair value	12,547	11,338

The following table presents activity for the accretable yield on PCI securities:

Three Months Ended March 31,
(in millions)	2014	2013
Balance, beginning of period	$6,940	$4,766
Newly purchased PCI securities	522	345
Disposals	-	(60)
Accretion	(212)	(160)
Effect of changes in interest rate indices	(59)	84
Net reclassification from non-accretable difference,
including effects of prepayments	(21)	139
Balance, end of period	$7,170	$5,114

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

Secured financing transactions also include securities sold under agreements to repurchase (repurchase agreements), in which we transfer securities in exchange for cash, with an agreement by us to repurchase the same or substantially similar securities. In the majority of these repurchase agreements, the securities transferred by us may be sold or repledged by the counterparties. Repurchase agreements entered into by DIB are carried at fair value based on market-observable interest rates. All other repurchase agreements are recorded at their contracted repurchase amounts plus accrued interest.

The following table presents the fair value of securities pledged to counterparties under secured financing transactions:

(in millions)	March 31, 2014	December 31, 2013
Securities available for sale	$2,402	$3,907
Other securities	2,722	2,766

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	March 31, 2014	December 31, 2013
Securities collateral pledged to us	$8,166	$8,878
Amount repledged by us	66	71

Insurance - Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $6.7 billion at both March 31, 2014 and December 31, 2013.

Other Pledges

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $53 million and $57 million of stock in FHLBs at March 31, 2014 and December 31, 2013, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $529 million and $80 million at March 31, 2014 and December 31, 2013, respectively, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations approximated $3.8 billion and $4.2 billion at March 31, 2014 and December 31, 2013, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

7. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable:

	March 31,	December 31,
(in millions)	2014	2013
Commercial mortgages*	$16,672	$16,195
Life insurance policy loans	2,777	2,830
Commercial loans, other loans and notes receivable	2,419	2,052
Total mortgage and other loans receivable	21,868	21,077
Allowance for losses	(299)	(312)
Mortgage and other loans receivable, net	$21,569	$20,765

* Commercial mortgages primarily represent loans for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 17 percent and 17 percent, respectively, at March 31, 2014, and approximately 18 percent and 17 percent, respectively, at December 31, 2013).

Item 1 / NOTE 7. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the credit quality indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
March 31, 2014
Credit Quality Indicator:
In good standing	977	$2,798	$4,643	$3,551	$1,735	$1,462	$2,000	$16,189	97%
Restructured(a)	10	54	283	7	-	-	85	429	3
90 days or less delinquent	3	-	11	5	-	-	-	16	-
>90 days delinquent or in
process of foreclosure	5	-	38	-	-	-	-	38	-
Total(b)	995	$2,852	$4,975	$3,563	$1,735	$1,462	$2,085	$16,672	100%
Valuation allowance		$11	$114	$8	$20	$3	$44	$200	1%
December 31, 2013
Credit Quality Indicator:
In good standing	978	$2,786	$4,636	$3,364	$1,607	$1,431	$1,970	$15,794	98%
Restructured(a)	9	53	210	6	-	-	85	354	2
90 days or less delinquent	2	-	-	5	-	-	-	5	-
>90 days delinquent or in
process of foreclosure	6	-	42	-	-	-	-	42	-
Total(b)	995	$2,839	$4,888	$3,375	$1,607	$1,431	$2,055	$16,195	100%
Allowance for losses		$10	$109	$9	$19	$3	$51	$201	1%

(a) Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 7 to the Consolidated Financial Statements in the 2013 Annual Report.

(b) Does not reflect valuation allowances.

(c)  Approximately 99 percent of the commercial mortgages held at such respective dates were current as to payments of principal and interest.

Allowance for Loan Losses

See Note 7 to the Consolidated Financial Statements in the 2013 Annual Report for a discussion of our accounting policy for evaluating mortgage and other loans receivable for impairment.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2014			2013
Three Months Ended March 31,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$201	$111	$312	$159	$246	$405
Loans charged off	-	-	-	(1)	(22)	(23)
Recoveries of loans previously charged off	-	-	-	-	1	1
Net charge-offs	-	-	-	(1)	(21)	(22)
Provision for loan losses	(1)	(12)	(13)	7	(4)	3
Other	-	-	-	-	(1)	(1)
Activity of discontinued operations	-	-	-	-	-	-
Allowance, end of period	$200*	$99	$299	$165*	$220	$385

* Of the total allowance at the end of the period, $98 million and $53 million relates to individually assessed credit losses on $281 million and $208 million of commercial mortgage loans at March 31, 2014 and 2013, respectively.

No significant loans were modified in a troubled debt restructuring during the first quarters of   2014 and 2013.

8. VARIABLE INTEREST ENTITIES

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business and consolidate the VIEs when we determine we are the primary beneficiary. This analysis includes a review of the VIE’s capital structure,

Item 1 / NOTE 8. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued and our involvement with the entity.  When assessing the need to consolidate a VIE, we evaluate the design of the VIE as well as the related risks the entity was designed to expose the variable interest holders to.

For VIEs with attributes consistent with that of an investment company or a money market fund, the primary beneficiary is the party or group of related parties that absorbs a majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both.

For all other VIEs, the primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the breadth of our decision-making ability and our ability to influence activities that significantly affect the economic performance of the VIE.

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Funds(c)	Securitization Vehicles	Structured Investment Vehicles	Affordable Housing Partnerships	Other	Total
March 31, 2014
Assets:
Bonds available for sale	$-	$11,362	$-	$-	$57	$11,419
Other bond securities	-	8,002	731	-	113	8,846
Mortgage and other loans receivable	-	1,731	-	-	182	1,913
Other invested assets	654	-	-	1,941	761	3,356
Other assets	48	800	111	45	614	1,618
Total assets(a)(b)	$702	$21,895	$842	$1,986	$1,727	$27,152
Liabilities:
Long-term debt	$70	$1,265	$98	$224	$136	$1,793
Other liabilities	37	295	1	87	221	641
Total liabilities	$107	$1,560	$99	$311	$357	$2,434
December 31, 2013
Assets:
Bonds available for sale	$-	$11,028	$-	$-	$70	$11,098
Other bond securities	-	7,449	748	-	113	8,310
Mortgage and other loans receivable	-	1,508	-	-	189	1,697
Other invested assets	849	-	-	1,986	793	3,628
Other assets	49	481	93	41	615	1,279
Total assets(a)(b)	$898	$20,466	$841	$2,027	$1,780	$26,012
Liabilities:
Long-term debt	$71	$494	$87	$188	$154	$994
Other liabilities	31	74	-	83	367	555
Total liabilities	$102	$568	$87	$271	$521	$1,549

(a) The assets of each VIE can be used only to settle specific obligations of that VIE.

(b) At March 31, 2014 and December 31, 2013, includes approximately $21.8 billion and $21.4 billion, respectively, of investment-grade debt securities, loans and other assets held by certain securitization vehicles that issued beneficial interests in these investments. The majority of the beneficial interests issued are held by AIG.

(c)  At both March 31, 2014 and December 31, 2013, off-balance sheet exposure, primarily consisting of commitments to real estate and investment funds, was $50.8 million.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced

Item 1 / NOTE 8. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

obligation, and (iii) other commitments and guarantees to the VIE. Interest holders in VIEs sponsored by us generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to us, except in limited circumstances when we have provided a guarantee to the VIE’s interest holders.

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet*	Sheet	Total
March 31, 2014
Real estate and investment funds	$18,334	$2,446	$369	$2,815
Affordable housing partnerships	478	478	-	478
Other	609	29	-	29
Total	$19,421	$2,953	$369	$3,322
December 31, 2013
Real estate and investment funds	$17,572	$2,343	$289	$2,632
Affordable housing partnerships	478	477	-	477
Other	708	37	-	37
Total	$18,758	$2,857	$289	$3,146

*  At March 31, 2014 and December 31, 2013, $2.9 billion and $2.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

See Note 10 to the Consolidated Financial Statements in the 2013 Annual Report for additional information on VIEs.

9. DERIVATIVES AND HEDGE ACCOUNTING

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. See Note 11 to the Consolidated Financial Statements in the 2013 Annual Report for a discussion of our accounting policies and procedures regarding derivatives and hedge accounting.

The following table presents the notional amounts and fair values of our derivative instruments:

	March 31, 2014				December 31, 2013
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value(a)	Amount	Value(a)	Amount	Value(a)	Amount	Value(a)
Derivatives designated as
hedging instruments:
Interest rate contracts(b)	$-	$-	$114	$13	$-	$-	$112	$15
Foreign exchange contracts	210	2	1,752	153	-	-	1,857	190
Equity contracts(c)	80	4	25	-	-	-	-	-
Derivatives not designated
as hedging instruments:
Interest rate contracts(b)	54,735	3,797	58,374	4,399	50,897	3,771	59,585	3,849
Foreign exchange contracts	2,091	35	3,840	101	1,774	52	3,789	129
Equity contracts(c)	4,106	203	32,531	875	29,296	413	9,840	524
Commodity contracts	17	1	13	4	17	1	13	5
Credit contracts	60	41	15,252	1,226	70	55	15,459	1,335
Other contracts(d)	33,396	36	1,325	171	32,440	34	1,408	167
Total derivatives not
designated as hedging
instruments	94,405	4,113	111,335	6,776	114,494	4,326	90,094	6,009
Total derivatives, gross	$94,695	$4,119	$113,226	$6,942	$114,494	$4,326	$92,063	$6,214

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) Includes cross-currency swaps.

(c)  Notional amount of derivative assets and fair value of derivative assets were both zero at March 31, 2014 and were $23.2 billion and $107 million at December 31, 2013, respectively, related to bifurcated embedded derivatives.  Notional amount of derivative liabilities and fair value of derivative liabilities

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

include $32 billion and $782 million, respectively, at March 31, 2014, and $6.7 billion and $424 million, respectively, at December 31, 2013, related to bifurcated embedded derivatives. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets.

(d) Consists primarily of contracts with multiple underlying exposures.

The following table presents the fair values of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2014				December 31, 2013
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Global Capital Markets derivatives:
AIG Financial Products	$41,629	$2,470	$52,643	$3,850	$41,942	$2,567	$52,679	$3,506
AIG Markets	14,986	1,016	19,263	1,499	12,531	964	23,716	1,506
Total Global Capital Markets derivatives	56,615	3,486	71,906	5,349	54,473	3,531	76,395	5,012
Non-Global Capital Markets derivatives(a)	38,080	633	41,320	1,593	60,021	795	15,668	1,202
Total derivatives, gross	$94,695	4,119	$113,226	6,942	$114,494	4,326	$92,063	6,214
Counterparty netting(b)		(1,680)		(1,680)		(1,734)		(1,734)
Cash collateral(c)		(838)		(1,375)		(820)		(1,484)
Total derivatives, net		1,601		3,887		1,772		2,996
Less: Bifurcated embedded derivatives		-		848		107		485
Total derivatives on consolidated
balance sheet		$1,601		$3,039		$1,665		$2,511

(a) Represents derivatives used to hedge the foreign currency and interest rate risk associated with insurance as well as embedded derivatives included in insurance contracts. Assets and liabilities include bifurcated embedded derivatives which are recorded in Policyholder contract deposits.

(b) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(c)  Represents cash collateral posted and received that is eligible for netting.

Collateral

We engage in derivative transactions that are not subject to a clearing requirement directly with unaffiliated third parties, in most cases, under International Swaps and Derivatives Association, Inc. (ISDA) Master agreements. Many of the ISDA agreements also include Credit Support Annex (CSA) provisions, which provide for collateral postings that may vary at various ratings and threshold levels. We attempt to reduce our risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis. We minimize the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and generally requiring additional collateral to be posted upon the occurrence of certain events or circumstances. In addition, certain derivative transactions have provisions that require collateral to be posted upon a downgrade of our long‑term debt ratings or give the counterparty the right to terminate the transaction. In the case of some of the derivative transactions, upon a downgrade of our long‑term debt ratings, as an alternative to posting collateral and subject to certain conditions, we may assign the transaction to an obligor with higher debt ratings or arrange for a substitute guarantee of our obligations by an obligor with higher debt ratings or take other similar action. The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade.

Collateral posted by us to third parties for derivative transactions was $3.0 billion and $3.2 billion at March 31, 2014 and December 31, 2013, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.1 billion and $1.0 billion at March 31, 2014 and December 31, 2013, respectively. We generally can repledge or resell this collateral.

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Offsetting

We have elected to present all derivative receivables and derivative payables, and the related cash collateral received and paid, on a net basis on our Condensed Consolidated Balance Sheets when a legally enforceable ISDA Master Agreement exists between us and our derivative counterparty. An ISDA Master Agreement is an agreement between two counterparties, governing multiple derivative transactions between the two counterparties. The ISDA Master Agreement generally provides for the net settlement of all, or a specified group, of these derivative transactions, as well as cash collateral, through a single payment, and in a single currency, as applicable. The net settlement provisions apply in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions governed by the ISDA Master Agreement.

Hedge Accounting

We designated certain derivatives entered into by Global Capital Markets (GCM) with third parties as fair value hedges of available‑for‑sale investment securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards designated as hedges of the change in fair value of foreign currency denominated available‑for‑sale securities attributable to changes in foreign exchange rates. We also designated certain cross-currency interest rate swaps as hedges of the change in fair values of fixed-rate GICs attributable to changes in benchmark interest rates and foreign exchange rates.

We use foreign currency denominated debt and cross‑currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non‑U.S. dollar functional currency foreign subsidiaries. We assess the hedge effectiveness and measure the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. For the three month periods ended March 31, 2014 and 2013, we recognized gains of $3 million and $130 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships(a) in the Condensed Consolidated Statements of Income:

Three Months Ended March 31,
(in millions)	2014	2013
Interest rate contracts:
Gain recognized in earnings on derivatives(b)	$2	$-
Gain recognized in earnings on hedged items(c)	65	30
Foreign exchange contracts:(d)
Gain (loss) recognized in earnings on derivatives	24	(5)
Gain (loss) recognized in earnings on hedged items	(32)	4
Loss recognized in earnings for amounts excluded from effectiveness testing	(8)	(1)

(a) Excludes immaterial amounts related to equity forwards used to hedge the change in fair value of available-for-sale common stock.

(b) Includes gains of $1 million recorded in Interest credited to policyholder account balances and $1 million recorded in Net realized capital gains (losses) for the three month period ending March 31, 2014.

(c) Includes gains of $18 million and $30 million for the three month periods ended March 31, 2014 and 2013, respectively, representing the amortization of debt basis adjustment recorded in Other income and Net realized capital gains (losses) following the discontinuation of hedge accounting. Also includes gains of $50 million for the three month period ended March 31, 2014, recorded in Loss on extinguishment of debt, representing the release of debt basis following the repurchase of issued debt that was part of previously discontinued hedge accounting relationships.

(d) Gains and losses recognized in earnings for the ineffective portion and amounts excluded from effectiveness testing, if any, are recorded in Net realized capital gains (losses).

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses)
Three Months Ended March 31,	Recognized in Earnings
(in millions)	2014	2013
By Derivative Type:
Interest rate contracts(a)	$139	$(216)
Foreign exchange contracts	(14)	155
Equity contracts(b)	(422)	44
Commodity contracts	1	-
Credit contracts	80	175
Other contracts	15	44
Total	$(201)	$202
By Classification:
Policy fees	$68	$45
Net investment income	14	24
Net realized capital losses	(337)	(276)
Other income	49	412
Policyholder benefits and claims incurred	5	(3)
Total	$(201)	$202

(a) Includes cross currency swaps.

(b) Includes embedded derivative gains (losses) of $(389) million and $256 million for the three month periods ended March 31, 2014 and 2013, respectively.

Global Capital Markets Derivatives

Derivative transactions between AIG and its subsidiaries and third parties are generally centralized through GCM, specifically AIG Markets, Inc. (AIG Markets). The derivatives portfolio of AIG Markets consists primarily of interest rate and currency derivatives and also includes legacy credit derivatives that have been novated from AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP). AIGFP also enters into derivatives to mitigate market risk in its exposures (interest rates, currencies, credit, commodities and equities) arising from its transactions.

GCM follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, thereby offsetting a significant portion of the unrealized appreciation and depreciation.

Super Senior Credit Default Swaps

Credit default swap (CDS) transactions were entered into with the intention of earning revenue on credit exposure. In the majority of these transactions, we sold credit protection on a designated portfolio of loans or debt securities. Generally, such credit protection was provided on a “second loss” basis, meaning we would incur credit losses only after a shortfall of principal and/or interest, or other credit events, in respect of the protected loans and debt securities, exceeded a specified threshold amount or level of “first losses.”

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the net notional amount (net of all structural subordination below the covered tranches), fair value of derivative (asset) liability before the effects of counterparty netting adjustments and offsetting cash collateral and unrealized market valuation gain (loss) of the super senior credit default swap portfolio by asset class:

			Fair Value of		Unrealized Market Valuation
	Net Notional Amount at		Derivative Liability at		Three Months Ended
	March 31,	December 31,	March 31,	December 31,	March 31,	March 31,
(in millions)	2014	2013	2014	2013	2014	2013
Arbitrage:
Multi-sector CDOs(a)	3,166	3,257	1,151	1,249	72	155
Corporate debt/CLOs(b)	11,821	11,832	25	28	3	16
Total	$14,987	$15,089	$1,176	$1,277	$75	$171

(a) During the three month period ended March 31, 2014, we paid $26 million to counterparties with respect to multi‑sector CDOs, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss. Collateral postings with regards to multi‑sector CDOs were $1.0 billion and $1.1 billion at March 31, 2014 and December 31, 2013, respectively.

(b) Corporate debt/Collateralized Loan Obligations (CLOs) include $1.0 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both March 31, 2014 and December 31, 2013. Collateral postings with regards to corporate debt/CLOs were $352 million and $353 million at March 31, 2014 and December 31, 2013, respectively.

The expected weighted average maturity of the super senior credit derivative portfolios as of March 31, 2014 was six years for the multi‑sector CDO arbitrage portfolio and two years for the corporate debt/CLO portfolio.

Because of long‑term maturities of the CDSs in the arbitrage portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the super senior credit default swap portfolio.

Written Single Name Credit Default Swaps

We have legacy credit default swap contracts referencing single‑name exposures written on corporate, index and asset‑backed credits with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long‑short strategy to earn the net spread between CDSs written and purchased. At March 31, 2014 and December 31, 2013, the net notional amounts of these written CDS contracts were $302 million and $373 million, respectively, including  ABS CDS transactions purchased from a liquidated multi‑sector super senior CDS transaction. These exposures were partially hedged by purchasing offsetting CDS contracts of $50 million in net notional amounts at both March 31, 2014 and December 31, 2013. The net unhedged positions of $252 million and $323 million at March 31, 2014 and December 31, 2013, respectively, represent the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts was three years at both March 31, 2014 and December 31, 2013. At March 31, 2014 and December 31, 2013, the fair values of derivative liabilities (which represents the carrying value) of the portfolio of CDS were $29 million and $32 million, respectively.

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

These CDS contracts were written under ISDA Master Agreements. The majority of these ISDA Master Agreements include credit support annexes (CSAs) that provide for collateral postings that may vary at various ratings and threshold levels. At March 31, 2014 and December 31, 2013, net collateral posted by us under these contracts was $34 million and $38 million, respectively, prior to offsets for other transactions.

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

All Other Derivatives

Our businesses other than GCM also use derivatives and other instruments as part of their financial risk management. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium‑ and long‑term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and options) are used to economically mitigate risk associated with non‑U.S. dollar denominated debt, net capital exposures, and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities. The derivatives are effective economic hedges of the exposures that they are meant to offset.

In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which include, among other things, credit default swaps and purchasing investments with embedded derivatives, such as equity‑linked notes and convertible bonds.

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk‑related contingent features that were in a net liability position at March 31, 2014 and December 31, 2013, was approximately $2.9 billion and $2.6 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2014 and December 31, 2013, was $3.0 billion and $3.1 billion, respectively.

We estimate that at March 31, 2014, based on our outstanding financial derivative transactions, a one‑notch downgrade of our long‑term senior debt ratings to BBB+ by Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw‑Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one‑notch downgrade to Baa2 by Moody’s Investors’ Service, Inc. (Moody’s) and an additional one‑notch downgrade to BBB by S&P would result in approximately $61 million in additional collateral postings and termination payments, and a further one‑notch downgrade to Baa3 by Moody’s and BBB‑ by S&P would result in approximately $139 million in additional collateral postings and termination payments.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of March 31, 2014. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could significantly differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

Hybrid Securities with Embedded Credit Derivatives

We invest in hybrid securities (such as credit‑linked notes) with the intent of generating income, and not specifically to acquire exposure to embedded derivative risk. As is the case with our other investments in RMBS, CMBS, CDOs and ABS, our investments in these hybrid securities are exposed to losses only up to the amount of our initial investment in the hybrid security. Other than our initial investment in the hybrid securities, we have no further obligation to make payments on the embedded credit derivatives in the related hybrid securities.

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were $6.3 billion and $6.4 billion at March 31, 2014 and December 31, 2013, respectively. These securities have par amounts of

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

$13.1 billion and $13.4 billion at March 31, 2014 and December 31, 2013, respectively, and have remaining stated maturity dates that extend to 2052.

10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

In the normal course of business, various contingent liabilities and commitments are entered into by AIG and our subsidiaries. In addition, AIG Parent guarantees various obligations of certain subsidiaries.

Although AIG cannot currently quantify its ultimate liability for unresolved litigation and investigation matters, including those referred to below, it is possible that such liability could have a material adverse effect on AIG’s consolidated financial condition or its consolidated results of operations or consolidated cash flows for an individual reporting period.

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

AIG’s Subprime Exposure, AIGFP Credit Default Swap Portfolio and Related Matters

AIG, AIGFP and certain directors and officers of AIG, AIGFP and other AIG subsidiaries have been named in various actions relating to our exposure to the U.S. residential subprime mortgage market, unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio, losses and liquidity constraints relating to our securities lending program and related disclosure and other matters (Subprime Exposure Issues).

Consolidated 2008 Securities Litigation. Between May 21, 2008 and January 15, 2009, eight purported securities class action complaints were filed against AIG and certain directors and officers of AIG and AIGFP, AIG’s outside auditors, and the underwriters of various securities offerings in the United States District Court for the Southern District of New York (the Southern District of New York), alleging claims under the Securities Exchange Act of 1934, as amended (the Exchange Act), or claims under the Securities Act of 1933, as amended (the Securities Act). On March 20, 2009, the Court consolidated all eight of the purported securities class actions as In re American International Group, Inc. 2008 Securities Litigation (the Consolidated 2008 Securities Litigation).

On May 19, 2009, the lead plaintiff in the Consolidated 2008 Securities Litigation filed a consolidated complaint on behalf of purchasers of AIG Common Stock during the alleged class period of March 16, 2006 through September 16, 2008, and on behalf of purchasers of various AIG securities offered pursuant to AIG’s shelf registration statements. The consolidated complaint alleges that defendants made statements during the class period in press releases, AIG’s quarterly and year-end filings, during conference calls, and in various registration statements and prospectuses in connection with the various offerings that were materially false and misleading and that artificially inflated the price of AIG Common Stock. The alleged

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

false and misleading statements relate to, among other things, the Subprime Exposure Issues. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act. On August 5, 2009, defendants filed motions to dismiss the consolidated complaint, and on September 27, 2010, the Court denied the motions to dismiss.

On April 26, 2013, the Court granted a motion for judgment on the pleadings brought by the defendants. The Court’s order dismissed all claims against the outside auditors in their entirety, and it also reduced the scope of the Securities Act claims against AIG and defendants other than the outside auditors.

On January 30, 2014, the Court stayed proceedings in the Consolidated 2008 Securities Litigation pending a decision in Halliburton Co. v. Erica P. John Fund, Inc., No. 13‑317 (U.S. Nov. 15, 2013) (Halliburton II), in which the U.S. Supreme Court will consider the validity of, and what is needed to invoke or rebut, the fraud‑on‑the‑market presumption of reliance currently applicable to the certification of classes of claims under Section 10(b) of the Exchange Act. We have accrued our current estimate of probable loss with respect to this litigation.

Individual Securities Litigations. Between November 18, 2011 and September 16, 2013, nine separate, though similar, securities actions were filed asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP (one such action also names as defendants AIG’s outside auditors and the underwriters of various securities offerings). These actions are now pending in the Southern District of New York. The Court has stayed all proceedings in these actions pending a decision in Halliburton II.

We have accrued our current estimate of probable loss with respect to these litigations.

ERISA Actions – Southern District of New York. Between June 25, 2008 and November 25, 2008, AIG, certain directors and officers of AIG, and members of AIG’s Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. The Court subsequently consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II. On September 4, 2012, lead plaintiffs’ counsel filed a second consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of certain benefit plans of AIG and its subsidiaries that offered shares of AIG Common Stock. In the second consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants’ purported failure to monitor and/or disclose certain matters, including the Subprime Exposure Issues.

On November 20, 2012, defendants filed motions to dismiss the second consolidated amended complaint. As of May 5, 2014, discovery is ongoing, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens. On July 12, 2010, the Court adjourned a hearing on the motion pending a decision by the Supreme Court of Canada in a pair of actions captioned Club Resorts Ltd. v. Van Breda 2012 SCC 17. On April 18, 2012, the Supreme Court of Canada clarified the standard for determining jurisdiction over foreign and out‑of‑province defendants, such as AIG, by holding that a defendant must have some form of “actual,” as opposed to a merely “virtual,” presence to be deemed to be

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

“doing business” in the jurisdiction. The Supreme Court of Canada also suggested that in future cases, defendants may contest jurisdiction even when they are found to be doing business in a Canadian jurisdiction if their business activities in the jurisdiction are unrelated to the subject matter of the litigation. The matter has been stayed pending further developments in the Consolidated 2008 Securities Litigation.

In plaintiff’s proposed statement of claim, plaintiff alleged general and special damages of $500 million and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of May 5, 2014, the Court has not determined whether it has jurisdiction or granted plaintiff’s application to file a statement of claim, no merits discovery has occurred and the action has been stayed. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Starr International Litigation

On November 21, 2011, Starr International Company, Inc. (SICO) filed a complaint against the United States in the United States Court of Federal Claims (the Court of Federal Claims), bringing claims, both individually and on behalf of the classes defined below and derivatively on behalf of AIG (the SICO Treasury Action). The complaint challenges the government’s assistance of AIG, pursuant to which AIG entered into a credit facility with the Federal Reserve Bank of New York (the FRBNY, and such credit facility, the FRBNY Credit Facility) and the United States received an approximately 80 percent ownership in AIG. The complaint alleges that the interest rate imposed on AIG and the appropriation of approximately 80 percent of AIG’s equity was discriminatory, unprecedented, and inconsistent with liquidity assistance offered by the government to other comparable firms at the time and violated the Equal Protection, Due Process, and Takings Clauses of the U.S. Constitution.

On November 21, 2011, SICO also filed a second complaint in the Southern District of New York against the FRBNY bringing claims, both individually and on behalf of all others similarly situated and derivatively on behalf of AIG (the SICO New York Action). This complaint also challenges the government’s assistance of AIG, pursuant to which AIG entered into the FRBNY Credit Facility and the United States received an approximately 80 percent ownership in AIG. The complaint alleges that the FRBNY owed fiduciary duties to AIG as our controlling shareholder, and that the FRBNY breached these fiduciary duties by “divert[ing] the rights and assets of AIG and its shareholders to itself and favored third parties” through transactions involving Maiden Lane III LLC (ML III), an entity controlled by the FRBNY, and by “participating in, and causing AIG’s officers and directors to participate in, the evasion of AIG’s existing Common Stock shareholders’ right to approve the massive issuance of the new Common Shares required to complete the government’s taking of a nearly 80 percent interest in the Common Stock of AIG.” SICO also alleges that the “FRBNY has asserted that in exercising its control over, and acting on behalf of, AIG it did not act in an official, governmental capacity or at the direction of the Department of Treasury,” but that “[t]o the extent the proof at or prior to trial shows that the FRBNY did in fact act in a governmental capacity, or at the direction of the Department of Treasury, the improper conduct . . . constitutes the discriminatory takings of the property and property rights of AIG without due process or just compensation.”

On January 31, 2012 and February 1, 2012, amended complaints were filed in the Court of Federal Claims and the Southern District of New York, respectively.

In rulings dated July 2, 2012 and September 17, 2012, the Court of Federal Claims largely denied the United States’ motion to dismiss in the SICO Treasury Action. Discovery is proceeding.

On November 19, 2012, the Southern District of New York granted the FRBNY’s motion to dismiss the SICO New York Action, and on January 29, 2014, the Second Circuit affirmed the Southern District of New York’s dismissal of the SICO New York Action. On April 29, 2014, SICO filed a Petition for Writ of Certiorari, seeking review of the Second Circuit’s order by the Supreme Court of the United States.

In both of the actions commenced by SICO, the only claims naming AIG as a party (as a nominal defendant) are derivative claims on behalf of AIG. On September 21, 2012, SICO made a pre‑litigation demand on our Board demanding that we pursue the derivative claims in both actions or allow SICO to pursue the claims on our behalf. On January 9, 2013, our Board

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

unanimously refused SICO’s demand in its entirety and on January 23, 2013, counsel for the Board sent a letter to counsel for SICO describing the process by which our Board considered and refused SICO’s demand and stating the reasons for our Board’s determination.

On March 11, 2013, SICO filed a second amended complaint in the SICO Treasury Action alleging that its demand was wrongfully refused. On June 26, 2013, the Court of Federal Claims granted AIG’s and the United States’ motions to dismiss SICO’s derivative claims in the SICO Treasury Action and denied the United States’ motion to dismiss SICO’s direct claims.

On March 11, 2013, the Court of Federal Claims in the SICO Treasury Action granted SICO’s motion for class certification of two classes with respect to SICO’s non‑derivative claims: (1) persons and entities who held shares of AIG Common Stock on or before September 16, 2008 and who owned those shares on September 22, 2008; and (2) persons and entities who owned shares of AIG Common Stock on June 30, 2009 and were eligible to vote those shares at AIG’s June 30, 2009 annual meeting of shareholders. SICO has provided notice of class certification to potential members of the classes, who, pursuant to a court order issued on April 25, 2013, had to return opt‑in consent forms by September 16, 2013 to participate in either class. On November 15, 2013, SICO informed the Court that  286,892 holders of AIG Common Stock during the two class periods had opted into the classes.

While no longer a party to these actions, AIG understands that SICO is seeking significant damages. Trial in the SICO Treasury Action is scheduled to begin in the Court of Federal Claims on September 29, 2014.

The United States has alleged, as an affirmative defense in its answer, that AIG is obligated to indemnify the FRBNY and its representatives, including the Federal Reserve Board of Governors and the United States (as the FRBNY’s principal), for any recovery in the SICO Treasury Action, and seeks a contingent offset or recoupment for the value of net operating loss benefits the United States alleges that we received as a result of the government’s assistance. On November 8, 2013, the Court denied a motion by SICO to strike the United States’ affirmative defenses of indemnification and contingent offset or recoupment.

The FRBNY has also requested indemnification in connection with the SICO New York Action from AIG under the FRBNY Credit Facility and from ML III under the Master Investment and Credit Agreement and the Amended and Restated Limited Liability Company Agreement of ML III.

A determination that the United States is liable for damages, together with a determination that AIG is obligated to indemnify the United States for any such damages, could have a material adverse effect on our business, consolidated financial condition and results of operations.

False Claims Act Complaint

On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a first amended complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The first amended complaint alleged that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and Maiden Lane II LLC (ML II) and ML III entities (the Maiden Lane Interests) through, among other things, misrepresenting AIG’s ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The first amended complaint sought unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys’ fees, costs and expenses. The complaint and the first amended complaint were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the first amended complaint on AIG on July 11, 2011. On April 19, 2013, the Court granted AIG’s motion to dismiss, dismissing the first amended complaint in its entirety, without prejudice, giving the Relators the opportunity to file a second amended

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

complaint. On May 24, 2013, the Relators filed a second amended complaint, which attempted to plead the same claims as the prior complaints and did not specify an amount of alleged damages. AIG and its co-defendants filed motions to dismiss the second amended complaint on August 9, 2013. On March 29, 2014, the Court dismissed the second amended complaint with prejudice. On April 30, 2014, the Relators filed a Notice of Appeal to the Ninth Circuit. We are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Litigation Matters Relating to AIG’s Insurance Operations

Caremark. AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). The plaintiffs in the second‑filed action intervened in the first‑filed action, and the second‑filed action was dismissed. An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage.

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

On August 15, 2012, the trial court entered an order granting plaintiffs’ motion for class certification. AIG and the other defendants have appealed that order to the Alabama Supreme Court, and the case in the trial court will be stayed until that appeal is resolved. General discovery has not commenced and AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Regulatory and Related Matters

Our life insurance companies have received and responded to industry‑wide regulatory inquiries, including a multi‑state audit and market conduct examination covering compliance with unclaimed property laws and a directive from the New York Insurance Department regarding claims settlement practices and other related state regulatory inquiries. The inquiries concern the use of the Social Security Death Master File (SSDMF) to identify potential claims not yet presented to us in the normal course of business. In connection with the resolution of the multi‑state examination relating to these matters in the third quarter of 2012, we paid an $11 million regulatory assessment to the various state insurance departments that are parties to the regulatory settlement to defray costs of their examinations and monitoring. Although we have enhanced our claims practices to include use of the SSDMF, it is possible that the settlement remediation requirements, remaining inquiries, other regulatory activity or litigation could result in the payment of additional amounts. AIG has also received a demand letter from a purported AIG shareholder requesting that the Board of Directors investigate these matters, and bring appropriate legal proceedings against any person identified by the investigation as engaging in misconduct. On January 8, 2014, the independent members of our Board unanimously refused the demand in its entirety, and on February 19, 2014, counsel for the Board sent a letter to counsel for the purported AIG shareholder describing the process by which our Board considered and refused its demand. AIG believes it has adequately reserved for such claims, but there can be no assurance that the ultimate cost will not vary, perhaps materially, from its estimate.

In connection with a multi‑state examination of certain accident and health products, including travel products, issued by National Union Fire Insurance Company of Pittsburgh, Pa. (National Union), AIG Property Casualty Inc. (formerly Chartis Inc.), on behalf of itself, National Union, and certain of AIG Property Casualty Inc.’s insurance and non‑insurance companies (collectively, the AIG PC parties) entered into a Regulatory Settlement Agreement with regulators from 50 U.S. jurisdictions

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

effective November 29, 2012. Under the agreement, and without admitting any liability for the issues raised in the examination, the AIG PC parties (i) paid a civil penalty of $50 million, (ii) entered into a corrective action plan describing agreed‑upon specific steps and standards for evaluating the AIG PC parties’ ongoing compliance with laws and regulations governing the issues identified in the examination, and (iii) agreed to pay a contingent fine in the event that the AIG PC parties fail to satisfy certain terms of the corrective action plan. National Union and other AIG companies are also currently subject to civil litigation relating to the conduct of their accident and health business, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course. There can be no assurance that any regulatory action resulting from the issues identified will not have a material adverse effect on our ongoing operations of the business subject to the agreement, or on similar business written by other AIG carriers.

Industry‑wide examinations conducted by the Minnesota Department of Insurance and the Department of Housing and Urban Development (HUD) on captive reinsurance practices by lenders and mortgage insurance companies, including UGC, have been ongoing for several years. In 2011, the Consumer Financial Protection Bureau (CFPB) assumed responsibility for violations of the Real Estate Settlement Procedures Act from HUD, and assumed HUD’s aforementioned ongoing investigation. UGC and the CFPB reached a settlement, entered on April 8, 2013 by the United States District Court for the Southern District of Florida, where UGC consented to discontinue its remaining captive reinsurance practices and to pay a civil monetary penalty of $4.5 million to the CFPB. The settlement includes a release for all liability related to UGC’s captive reinsurance practices and resolves the CFPB’s investigation. On January 31, 2014, PHH Corp. and various affiliates (all non-parties to the action and the consent order), filed a motion to reopen the case and to intervene therein for the limited purpose of obtaining a declaratory judgment enforcing the consent order.  UGC opposed this request, and on March 10, 2014, the Court denied PHH Corp.’s motion.  PHH Corp. has filed a Notice of Appeal to the Eleventh Circuit.

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

AIG is responding to subpoenas from the New York Department of Financial Services (NYDFS) and the Manhattan District Attorney’s Office (NYDA) relating to AIG’s formerly wholly owned subsidiaries, ALICO and Delaware American Life Insurance Company (DelAm), and other related business units, which were sold by AIG to MetLife in November 2010.  The inquiries relate to whether ALICO, DelAm and their representatives conducted insurance business in New York over an extended period of time without a license, and whether certain representations by ALICO concerning its activities in New York were accurate. On or about March 31, 2014, a consent order between MetLife and the NYDFS, whereby MetLife agreed to pay $50 million, and a deferred prosecution agreement with the NYDA, whereby MetLife agreed to pay $10 million, were announced. AIG was not a party to either settlement. The consent order between the NYDFS and MetLife made certain findings, including that former AIG subsidiaries and affiliates conducted insurance business in New York without a license and that ALICO, while operating as a subsidiary of AIG, made misrepresentations and omissions concerning its insurance business activities in New York to NYDFS’s predecessor agency, the New York State Department of Insurance.  The NYDFS also found in the consent order that AIG had violated the New York Insurance Law. On April 3, 2014, AIG filed a complaint against the NYDFS and NYDFS Superintendent Benjamin Lawsky in the Southern District of New York, seeking declaratory and injunctive relief on the basis that the NYDFS’s interpretation of the New York Insurance Law is unconstitutional under the Due Process and Commerce Clauses, as well as the First Amendment, of the U.S. Constitution.

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Contingencies

Liability for unpaid claims and claims adjustment expense

Although we regularly review the adequacy of the established Liability for unpaid claims and claims adjustment expense, there can be no assurance that our loss reserves will not develop adversely and have a material adverse effect on our results of operations. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process, particularly for long‑tail casualty lines of business, which include, but are not limited to, general liability, commercial automobile liability, environmental, workers’ compensation, excess casualty and crisis management coverages, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, directors and officers and products liability. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. There is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in global economic conditions, changes in the legal, regulatory, judicial and social environment, changes in medical cost trends (inflation, intensity and utilization of medical services), underlying policy pricing, terms and conditions, and claims handling practices.

Commitments

Flight Equipment Related to Business Held-for-Sale

At March 31, 2014, ILFC had committed to purchase 322 new aircraft with aggregate estimated total remaining payments of approximately $21 billion, which include 12 aircraft through sale-leaseback transactions with airlines, scheduled for delivery through 2022. ILFC had also committed to purchase 13 new spare engines. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price. These commitments are related to businesses that are held-for-sale. See Note 4 for a discussion of the ILFC transaction.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.6 billion at March 31, 2014.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the event of a lessee default (the equity termination value). The total amount outstanding at March 31, 2014 was $240 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

In connection with the indemnity obligations described above, approximately $19 million of proceeds from the sale of ALICO remained in escrow as of March 31, 2014.

Other

•     See Note 8 for commitments and guarantees associated with VIEs.

•     See Note 9 for disclosures about derivatives.

•     See Note 16 for additional disclosures about guarantees of outstanding debt.

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. EQUITY

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Three Months Ended March 31, 2014
Shares, beginning of year	1,906,645,689	(442,582,366)	1,464,063,323
Shares issued	9,951	-	9,951
Shares repurchased	-	(17,425,487)	(17,425,487)
Shares, end of period	1,906,655,640	(460,007,853)	1,446,647,787

Dividends

Payment of future dividends to our shareholders and repurchases of AIG Common Stock depends in part on the regulatory framework that we are currently subject to and that will ultimately be applicable to us, including as a non-bank systemically important financial institution under the Dodd‑Frank Wall Street Reform and Consumer Protection Act (Dodd‑Frank) and a global systemically important insurer. In addition, dividends are payable on AIG Common Stock only when, as and if declared by our Board of Directors in its discretion, from funds legally available therefor. In considering whether to pay a dividend or purchase shares of AIG Common Stock, our Board of Directors considers a number of factors, including, but not limited to: the capital resources available to support our core insurance operations and business strategies, AIG’s funding capacity and capital resources in comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, regulatory standards for capital and capital distributions, and such other factors as our Board of Directors may deem relevant.

On March 25, 2014, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on March 11, 2014.

See Note 19 to the Consolidated Financial Statements in the 2013 Annual Report for a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries.

Repurchase of AIG Common Stock

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.

On February 13, 2014, our Board of Directors authorized an increase to the August 1, 2013 repurchase authorization of AIG Common Stock by $1.0 billion, resulting in an aggregate remaining authorization at such time of approximately $1.4 billion of AIG Common Stock.  During the three months ended March 31, 2014, we repurchased approximately 17.4 million shares of AIG Common Stock for an aggregate purchase price of approximately $867 million pursuant to this authorization, resulting in a remaining authorization of approximately $537 million at March 31, 2014.  The timing of any future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation
	(Depreciation) of Fixed
	Maturity Investments	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Change in Retirement Plan Liabilities Adjustment
	on Which Other-Than-
	Temporary Credit
(in millions)	investments				Total
Balance, December 31, 2013, net of tax	$936	$6,789	$(952)	$(413)	$6,360
Change in unrealized appreciation of investments	136	3,803	-	-	3,939
Change in deferred acquisition costs adjustment and other	32	(256)	-	-	(224)
Change in future policy benefits	(87)	(588)	-	-	(675)
Change in foreign currency translation adjustments	-	-	(102)	-	(102)
Net actuarial gain	-	-	-	14	14
Prior service cost	-	-	-	(12)	(12)
Change in deferred tax asset (liability)	8	(174)	(56)	7	(215)
Total other comprehensive income (loss)	89	2,785	(158)	9	2,725
Noncontrolling interests	-	-	-	-	-
Balance, March 31, 2014, net of tax	$1,025	$9,574	$(1,110)	$(404)	$9,085

Balance, December 31, 2012, net of tax	$575	$13,446	$(403)	$(1,044)	$12,574
Change in unrealized appreciation (depreciation) of investments	414	(1,607)	-	-	(1,193)
Change in deferred acquisition costs adjustment and other	(2)	(309)	-	-	(311)
Change in future policy benefits	13	411	-	-	424
Change in foreign currency translation adjustments	-	-	(293)	-	(293)
Net actuarial gain	-	-	-	57	57
Prior service cost	-	-	-	(14)	(14)
Change in deferred tax asset (liability)	(143)	717	20	1	595
Total other comprehensive income (loss)	282	(788)	(273)	44	(735)
Noncontrolling interests	-	(1)	1	-	-
Balance, March 31, 2013, net of tax	$857	$12,659	$(677)	$(1,000)	$11,839

The following table presents the other comprehensive income reclassification adjustments for the three month periods ended March 31, 2014 and 2013:

	Unrealized Appreciation
	(Depreciation) of Fixed
	Maturity Investments	Unrealized		Change in
	on Which Other-Than-	Appreciation	Foreign	Retirement
	Temporary Credit	(Depreciation)	Currency	Plan
	Impairments Were	of All Other	Translation	Liabilities
(in millions)	Recognized	Investments	Adjustments	Adjustment	Total
March 31, 2014
Unrealized change arising during period	$89	$3,188	$(102)	$1	$3,176
Less: Reclassification adjustments
included in net income	8	229	-	(1)	236
Total other comprehensive income (loss),
before income tax expense (benefit)	81	2,959	(102)	2	2,940
Less: Income tax expense (benefit)	(8)	174	56	(7)	215
Total other comprehensive income (loss),
net of income tax expense (benefit)	$89	$2,785	$(158)	$9	$2,725

March 31, 2013
Unrealized change arising during period	$474	$(1,278)	$(293)	$18	$(1,079)
Less: Reclassification adjustments
included in net income	49	227	-	(25)	251
Total other comprehensive income (loss),
before income tax expense (benefit)	425	(1,505)	(293)	43	(1,330)
Less: Income tax expense (benefit)	143	(717)	(20)	(1)	(595)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$282	$(788)	$(273)	$44	$(735)

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified
	from Accumulated Other
	Comprehensive Income
	Three Months Ended March 31,		Affected Line Item in the
(in millions)	2014	2013	Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were recognized

Investments	$8	$49	Other realized capital gains
Total	8	49
Unrealized appreciation (depreciation) of
all other investments
Investments	204	286	Other realized capital gains
Deferred acquisition costs adjustment	35	43	Amortization of deferred acquisition costs
Future policy benefits	(10)	(102)	Policyholder benefits and claims incurred
Total	229	227
Change in retirement plan liabilities adjustment
Prior-service costs	12	12	*
Actuarial gains/(losses)	(13)	(37)	*
Total	(1)	(25)
Total reclassifications for the period	$236	$251

 *   These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 to the Condensed Consolidated Financial Statements.

12. NONCONTROLLING INTERESTS

The following table presents a rollforward of noncontrolling interests:

	Redeemable	Non-redeemable
	Noncontrolling	Noncontrolling
(in millions)	Interests	Interests
Three Months Ended March 31, 2014
Balance, beginning of year	$30	$611
Contributions from noncontrolling interests	1	5
Distributions to noncontrolling interests	-	(22)
Deconsolidation	(4)	(34)
Comprehensive income (loss):
Net income (loss)	-	3
Total comprehensive income (loss)	-	3
Other	-	(3)
Balance, end of period	$27	$560
Three Months Ended March 31, 2013
Balance, beginning of year	$334	$667
Contributions from noncontrolling interests	22	8
Distributions to noncontrolling interests	(17)	(19)
Consolidation (deconsolidation)	32	-
Comprehensive income:
Net income	15	10
Unrealized losses on investments	(1)	-
Foreign currency translation adjustments	2	(1)
Total other comprehensive
income (loss), net of tax	1	(1)
Total comprehensive income	16	9
Other	1	(2)
Balance, end of period	$388	$663

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

The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31,
(dollars in millions, except per share data)	2014	2013
Numerator for EPS:
Income from continuing operations	$1,659	$2,158
Less: Net income from continuing operations attributable to noncontrolling interests	3	25
Income attributable to AIG common shareholders from continuing operations	1,656	2,133
Income (loss) from discontinued operations	(47)	73
Net income attributable to AIG common shareholders	$1,609	$2,206
Denominator for EPS:
Weighted average shares outstanding — basic	1,459,249,393	1,476,471,097
Dilutive shares	13,261,420	207,834
Weighted average shares outstanding — diluted*	1,472,510,813	1,476,678,931
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.13	$1.44
Income (loss) from discontinued operations	$(0.03)	$0.05
Net Income attributable to AIG	$1.10	$1.49
Diluted:
Income from continuing operations	$1.12	$1.44
Income (loss) from discontinued operations	$(0.03)	$0.05
Net Income attributable to AIG	$1.09	$1.49

*    Dilutive shares are calculated using the treasury stock method and include dilutive shares from share‑based employee compensation plans, a weighted average portion of the warrants issued to AIG shareholders as part of the recapitalization in January 2011 and a weighted average portion of the warrants issued to the Department of the Treasury in 2009 that we repurchased in the first quarter of 2013. The number of shares excluded from diluted shares outstanding were 0.3 million and 77 million for the three month periods ended March 31, 2014 and 2013, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

Item 1 / NOTE 14. EMPLOYEE BENEFITS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. EMPLOYEE BENEFITS

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended March 31, 2014
Components of net periodic benefit cost:
Service cost	$44	$11	$55	$1	$-	$1
Interest cost	57	7	64	2	1	3
Expected return on assets	(71)	(6)	(77)	-	-	-
Amortization of prior service (credit) cost	(8)	(1)	(9)	(2)	-	(2)
Amortization of net (gain) loss	11	2	13	-	-	-
Net periodic benefit cost	$33	$13	$46	$1	$1	$2
Three Months Ended March 31, 2013
Components of net periodic benefit cost:
Service cost	$44	$13	$57	$1	$1	$2
Interest cost	49	8	57	2	-	2
Expected return on assets	(65)	(5)	(70)	-	-	-
Amortization of prior service (credit) cost	(8)	(1)	(9)	(3)	-	(3)
Amortization of net (gain) loss	33	3	36	1	-	1
Curtailment (gain) loss	-	(1)	(1)	-	-	-
Net periodic benefit cost	$53	$17	$70	$1	$1	$2

For the three month period ended March 31,  2014, we contributed $50 million to our U.S. and non-U.S. pension plans and estimate that we will contribute an additional $127 million for the remainder of 2014. These estimates are subject to change because contribution decisions are affected by various factors, including our liquidity, market performance and management discretion.

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

Interim Tax Expense (Benefit)

For the three month period ended March 31, 2014, the effective tax rate on income from continuing operations was 27.0 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income and a decrease in AIG Life and Retirement’s capital loss carryforward valuation allowance from realized gains on sales of available-for-sale securities.

For the three month period ended March 31, 2013, the effective tax rate on income from continuing operations was 24.9 percent.  The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily

Item 1 / NOTE 15. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

due to tax benefits associated with tax exempt interest income and a decrease in the AIG Life and Retirement’s capital loss carryforward valuation allowance related to the actual and projected gains on sales of AIG Life and Retirement’s available-for-sale securities.  These items were partially offset by changes in uncertain tax positions.

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

As a result of sales in the ordinary course of business to manage our investment portfolio, the implementation of prudent and feasible tax planning strategies and changes in market conditions, during the three month period ended March 31, 2014, certain AIG Life and Retirement capital loss carryforwards were realized prior to their expiration.

For the three month period ended March 31, 2014, we recognized a $954 million decrease to our deferred tax asset valuation allowance associated with AIG Life and Retirement’s capital loss carryforwards and unrealized tax losses in AIG Life and Retirement’s available for sale portfolio, of which $62 million was allocated to income from continuing operations and $892 million was allocated to other comprehensive income.

Additional AIG Life and Retirement’s capital loss carryforwards may be realized in the future if and when other prudent and feasible tax planning strategies are identified. Changes in market conditions, including rising interest rates, may result in a reduction in projected taxable gains and an increase to certain deferred tax asset valuation allowances.

Tax Examinations and Litigation

On March 29, 2013, the U.S District Court for the Southern District of New York denied our motion for partial summary judgment related to the disallowance of foreign tax credits associated with cross border financing transactions. On March 17, 2014, the U.S. Court of Appeals for the Second Circuit (the Second Circuit) granted our petition for an immediate appeal of the partial summary judgment decision.  Accordingly, we will now present our position to the Second Circuit.

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

Item 1 / NOTE 15. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accounting for Uncertainty in Income Taxes

At March 31, 2014 and December 31, 2013, our unrecognized tax benefits, excluding interest and penalties, were $4.4 billion and $4.3 billion, respectively.  At both March 31, 2014 and December 31, 2013, our unrecognized tax benefits included $0.1 billion related to tax positions that if recognized would not affect the effective tax rate because they relate to the timing, rather than the permissibility, of the deduction. Accordingly, at March 31, 2014 and December 31, 2013, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.3 billion and $4.2 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At both March 31, 2014 and December 31, 2013, we had accrued liabilities of $1.1 billion for the payment of interest (net of the federal benefit) and penalties. For the three month periods ended March 31, 2014 and 2013, we accrued expense of $20 million and $157 million, respectively, for the payment of interest (net of the federal benefit) and penalties.

We regularly evaluate adjustments proposed by taxing authorities. At March 31, 2014, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

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

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
March 31, 2014
Assets:
Short-term investments	$10,249	$-	$9,029	$(1,620)	$17,658
Other investments(a)	7,145	-	332,732	-	339,877
Total investments	17,394	-	341,761	(1,620)	357,535
Cash	60	9	2,421	-	2,490
Loans to subsidiaries(b)	31,013	-	735	(31,748)	-
Investment in consolidated subsidiaries(b)	69,439	39,574	-	(109,013)	-
Other assets, including deferred income taxes	23,726	206	134,139	(1,752)	156,319
Assets held for sale	-	-	30,767	-	30,767
Total assets	$141,632	$39,789	$509,823	$(144,133)	$547,111
Liabilities:
Insurance liabilities	$-	$-	$273,598	$-	$273,598
Long-term debt	28,657	1,352	9,499	-	39,508
Other liabilities, including intercompany balances(a)(c)	8,334	96	98,686	(3,346)	103,770
Loans from subsidiaries(b)	808	100	30,933	(31,841)	-
Liabilities held for sale	-	-	25,815	-	25,815
Total liabilities	37,799	1,548	438,531	(35,187)	442,691
Redeemable noncontrolling interests (see Note 12)	-	-	27	-	27
Total AIG shareholders’ equity	103,833	38,241	70,705	(108,946)	103,833
Non-redeemable noncontrolling interests	-	-	560	-	560
Total equity	103,833	38,241	71,265	(108,946)	104,393
Total liabilities and equity	$141,632	$39,789	$509,823	$(144,133)	$547,111
December 31, 2013
Assets:
Short-term investments	$11,965	$-	$11,404	$(1,752)	$21,617
Other investments(a)	7,561	-	327,250	-	334,811
Total investments	19,526	-	338,654	(1,752)	356,428
Cash	30	51	2,160	-	2,241
Loans to subsidiaries(b)	31,220	-	854	(32,074)	-
Investment in consolidated subsidiaries(b)	66,201	39,103	-	(105,304)	-
Other assets, including deferred income taxes	21,606	112	132,492	(1,086)	153,124
Assets held for sale	-	-	29,536	-	29,536
Total assets	$138,583	$39,266	$503,696	$(140,216)	$541,329
Liabilities:
Insurance liabilities	$-	$-	$271,252	$-	$271,252
Long-term debt	30,839	1,352	9,502	-	41,693
Other liabilities, including intercompany balances(a)(c)	6,422	161	98,908	(2,766)	102,725
Loans from subsidiaries(b)	852	200	31,173	(32,225)	-
Liabilities held for sale	-	-	24,548	-	24,548
Total liabilities	38,113	1,713	435,383	(34,991)	440,218
Redeemable noncontrolling interests (see Note 12)	-	-	30	-	30
Total AIG shareholders’ equity	100,470	37,553	67,672	(105,225)	100,470
Non-redeemable noncontrolling interests	-	-	611	-	611
Total equity	100,470	37,553	68,283	(105,225)	101,081
Total liabilities and equity	$138,583	$39,266	$503,696	$(140,216)	$541,329

(a) Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b) Eliminated in consolidation.

(c)  For March 31, 2014 and December 31, 2013, includes intercompany tax payable of $2.7 billion and $1.4 billion, respectively, and intercompany derivative liabilities of $246 million and $249 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable (payable) of $ (19) million and $98 million, respectively, for AIGLH.

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2014
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,985	$730	$-	$(2,715)	$-
Other income	224	-	16,000	(112)	16,112
Total revenues	2,209	730	16,000	(2,827)	16,112
Expenses:
Interest expense	422	29	61	(33)	479
Loss on extinguishment of debt	288	-	-	(50)	238
Other expenses	242	1	12,918	(39)	13,122
Total expenses	952	30	12,979	(122)	13,839
Income (loss) from continuing operations before income tax
expense (benefit)	1,257	700	3,021	(2,705)	2,273
Income tax expense (benefit)	(349)	(144)	1,126	(19)	614
Income (loss) from continuing operations	1,606	844	1,895	(2,686)	1,659
Income (loss) from discontinued operations, net of income taxes	3	-	(50)	-	(47)
Net income (loss)	1,609	844	1,845	(2,686)	1,612
Less:
Total net income attributable to
noncontrolling interests	-	-	3	-	3
Net income (loss) attributable to AIG	$1,609	$844	$1,842	$(2,686)	$1,609
Three Months Ended March 31, 2013
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,891	$670	$-	$(2,561)	$-
Other income	294	-	16,737	(69)	16,962
Total revenues	2,185	670	16,737	(2,630)	16,962
Expenses:
Interest expense	528	36	82	(69)	577
Loss on extinguishment of debt	269	-	71	-	340
Other expenses	258	71	12,841	-	13,170
Total expenses	1,055	107	12,994	(69)	14,087
Income (loss) from continuing operations before income tax
expense (benefit)	1,130	563	3,743	(2,561)	2,875
Income tax expense (benefit)	(1,080)	(11)	1,808	-	717
Income (loss) from continuing operations	2,210	574	1,935	(2,561)	2,158
Income (loss) from discontinued operations, net of income taxes	(4)	-	77	-	73
Net income (loss)	2,206	574	2,012	(2,561)	2,231
Less:
Net income from continuing operations attributable to
noncontrolling interests:
Other	-	-	25	-	25
Total net income attributable to noncontrolling interests	-	-	25	-	25
Net income (loss) attributable to AIG	$2,206	$574	$1,987	$(2,561)	$2,206

*  Eliminated in consolidation.

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2014
Net income (loss)	$1,609	$844	$1,845	$(2,686)	$1,612
Other comprehensive income (loss)	2,725	1,494	1,849	(3,343)	2,725
Comprehensive income (loss)	4,334	2,338	3,694	(6,029)	4,337
Total comprehensive income attributable to noncontrolling interests	-	-	3	-	3
Comprehensive income (loss) attributable to AIG	$4,334	$2,338	$3,691	$(6,029)	$4,334
Three Months Ended March 31, 2013
Net income (loss)	$2,206	$574	$2,012	$(2,561)	$2,231
Other comprehensive income (loss)	(735)	(639)	(920)	1,559	(735)
Comprehensive income (loss)	1,471	(65)	1,092	(1,002)	1,496
Total comprehensive income attributable to noncontrolling interests	-	-	25	-	25
Comprehensive income (loss) attributable to AIG	$1,471	$(65)	$1,067	$(1,002)	$1,471

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Cash Flows

	American		Other
	International		Subsidiaries
	Group, Inc.		and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Eliminations	AIG
Three Months Ended March 31, 2014
Net cash (used in) provided by operating activities	875	1,711	(1,823)	763
Cash flows from investing activities:
Sales of investments	430	-	14,813	15,243
Purchase of investments	(38)	-	(14,260)	(14,298)
Loans to subsidiaries – net	295	-	(295)	-
Contributions to subsidiaries – net	40	-	(40)	-
Net change in restricted cash	(6)	-	(661)	(667)
Net change in short-term investments	2,027	-	1,561	3,588
Other, net	(16)	-	(67)	(83)
Net cash provided by investing activities	2,732	-	1,051	3,783
Cash flows from financing activities:
Issuance of long-term debt	-	-	1,583	1,583
Repayments of long-term debt	(2,196)	-	(1,085)	(3,281)
Purchase of Common Stock	(867)	-	-	(867)
Intercompany loans - net	(47)	(100)	147	-
Cash dividends paid	(182)	(1,653)	1,653	(182)
Other, net	(285)	-	(1,257)	(1,542)
Net cash (used in) provided by financing activities	(3,577)	(1,753)	1,041	(4,289)
Effect of exchange rate changes on cash	-	-	(11)	(11)
Change in cash	30	(42)	258	246
Cash at beginning of year	30	51	2,160	2,241
Reclassification to assets held for sale	-	-	3	3
Cash at end of period	$60	$9	$2,421	$2,490

Three Months Ended March 31, 2013
Net cash (used in) provided by operating activities	(606)	1,243	(786)	(149)
Cash flows from investing activities:
Sales of investments	212	-	16,932	17,144
Purchase of investments	(2,448)	-	(16,214)	(18,662)
Loans to subsidiaries – net	1,710	-	(1,710)	-
Contributions to subsidiaries – net	(30)	-	30	-
Net change in restricted cash	-	-	296	296
Net change in short-term investments	3,255	-	2,224	5,479
Other, net	179	-	(472)	(293)
Net cash provided by investing activities	2,878	-	1,086	3,964
Cash flows from financing activities:
Issuance of long-term debt	-	-	1,395	1,395
Repayments of long-term debt	(2,149)	(245)	(1,943)	(4,337)
Intercompany loans - net	97	(93)	(4)	-
Purchase of common stock	-	-	-	-
Cash dividends paid to shareholders	-	(978)	978	-
Other, net	(243)	-	(533)	(776)
Net cash (used in) financing activities	(2,295)	(1,316)	(107)	(3,718)
Effect of exchange rate changes on cash	-	-	(36)	(36)
Change in cash	(23)	(73)	157	61
Cash at beginning of year	81	73	997	1,151
Change in cash of businesses held for sale	-	-	15	15
Cash at end of period	$58	$-	$1,169	$1,227

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American		Other
	International		Subsidiaries
	Group, Inc.		and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Eliminations	AIG
Cash (paid) received during the 2014 period for:
Interest:
Third party	$(363)	$(41)	$(436)	$(840)
Intercompany	(1)	(4)	5	-
Taxes:
Income tax authorities	$(3)	$-	$(162)	$(165)
Intercompany	289	-	(289)	-
Cash (paid) received during the 2013 period for:
Interest:
Third party	$(434)	$(44)	$(505)	$(983)
Intercompany	(4)	(13)	17	-
Taxes:
Income tax authorities	$-	$-	$(103)	$(103)
Intercompany	210	(78)	(132)	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Three Months Ended March 31,
(in millions)	2014	2013
Intercompany non-cash financing and investing activities:
Capital contributions
to subsidiaries through forgiveness of loans	$993	$-
Other capital contributions - net	-	118

17. SUBSEQUENT EVENTS

Debt Redemption

On May 5, 2014, AIG further reduced DIB debt through a redemption of $750 million aggregate principal amount of its 3.000% Notes due 2015 using cash allocated to the DIB.

Dividends Declared

On May 5, 2014, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on June 24, 2014 to shareholders of record on June 10, 2014. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us. See Note 11 for further discussion.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GLOSSARY AND ACRONYMS OF SELECTED INSURANCE TERMS AND REFERENCES

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations that are defined in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included elsewhere in this Quarterly Report on Form 10-Q to assist readers seeking additional information related to a particular subject.

In this Quarterly Report on Form 10‑Q, unless otherwise mentioned or unless context indicates otherwise, we use the terms “AIG,” the “Company,” “we,” “us” and “our” to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10‑Q and other publicly available documents may include, and officers and representatives of AIG may from time to time make, projections, goals, assumptions and statements that may constitute “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate.” These projections, goals, assumptions and statements may address, among other things:

•    the monetization of AIG’s interests in International Lease Finance Corporation (ILFC), including whether AIG’s proposed sale of ILFC will be completed and if completed, the timing and final terms of such sale;

•    AIG’s exposures to subprime mortgages, monoline insurers, the residential and commercial real estate markets, state and municipal bond issuers and sovereign bond issuers;

•    AIG’s exposure to European governments and European financial institutions;

•    AIG’s strategy for risk management;

•    AIG’s generation of deployable capital;

•    AIG’s return on equity and earnings per share;

•    AIG’s strategies to grow net investment income, efficiently manage capital and reduce expenses;

•   AIG’s strategies for customer retention, growth, product development, market position, financial results and reserves; and

•    the revenues and combined ratios of AIG’s subsidiaries.

It is possible that AIG’s actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

•    changes in market conditions;

•    the occurrence of catastrophic events, both natural and man‑made;

•   significant legal proceedings;

•   the timing and applicable requirements of any new regulatory framework to which AIG is subject as a non-bank systemically important financial institution (SIFI) and as a global systemically important insurer (G‑SII);

•   concentrations in AIG’s investment portfolios;

•    actions by credit rating agencies;

•    judgments concerning casualty insurance underwriting and insurance liabilities;

•   judgments concerning the recognition of deferred tax assets; and

•   such other factors discussed in:

•   this Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q; and

•    Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report).

AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

The MD&A is organized as follows:

Item 2 / USE OF NON-GAAP MEASURES

USE OF NON-GAAP MEASURES

Throughout this MD&A, we present our financial condition and results of operations in the way we believe will be most meaningful, representative and transparent. Some of the measurements we use are “non‑GAAP financial measures” under SEC rules and regulations. GAAP is the acronym for “accounting principles generally accepted in the United States.” The non‑GAAP financial measures we present may not be comparable to similarly‑named measures reported by other companies.

Book Value Per Common Share Excluding Accumulated Other Comprehensive Income (Loss) (AOCI) is used to show the amount of our net worth on a per‑share basis. We believe Book Value Per Common Share Excluding AOCI is useful to investors because it eliminates the effect of non‑cash items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio and foreign currency translation adjustments. Book Value Per Common Share Excluding AOCI is derived by dividing Total AIG shareholders’ equity, excluding AOCI, by Total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in the Executive Overview section of this MD&A.

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

AIG — After‑tax operating income (loss) attributable to AIG is derived by excluding the following items from net income (loss) attributable to AIG:

•      income (loss) from discontinued operations;

•      net loss (gain) on sale of divested businesses and properties;

•      income from divested businesses;

•      legacy tax adjustments primarily related to certain changes in uncertain tax positions and other tax adjustments;

•      legal reserves (settlements) related to “legacy crisis matters,” which include favorable and unfavorable settlements related to events leading up to and resulting from our September 2008 liquidity crisis and legal fees incurred by AIG as the plaintiff in connection with such legal matters;

•      deferred income tax valuation allowance (releases) charges;

•      changes in fair value of AIG Life and Retirement fixed maturity securities designated to hedge living benefit liabilities (net of interest expense);

•      changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and sales inducement assets (SIA) related to net realized capital gains (losses);

•      AIG Property Casualty other (income) expense — net;

•      (gain) loss on extinguishment of debt;

•      net realized capital (gains) losses; and

•      non‑qualifying derivative hedging activities, excluding net realized capital (gains) losses.

•      AIG Property Casualty

•      Pre‑tax operating income (loss): includes both underwriting income (loss) and net investment income, but excludes net realized capital (gains) losses, other (income) expense — net, and legal settlements related to legacy crisis matters described above. Underwriting income (loss) is derived by reducing net premiums earned by claims and claims adjustment expenses incurred, acquisition expenses and general operating expenses.

•      Ratios: AIG Property Casualty, along with most property and casualty insurance companies, uses the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. These ratios are relative measurements that describe, for every $100 of net premiums earned, the amount of claims and claims adjustment expense, and the amount of other underwriting expenses that would be incurred. A combined ratio of less than 100 indicates underwriting income and a combined ratio of over 100 indicates an underwriting loss. The underwriting environment varies across countries and products, as does the degree of litigation activity, all of which affect such ratios. In addition, investment

Item 2 / USE OF NON-GAAP MEASURES

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

•      AIG Life and Retirement

•      Pre‑tax operating income (loss): is derived by excluding the following items from pre‑tax income (loss):

• legal settlements related to legacy crisis matters described above;	• net realized capital (gains) losses; and
• changes in fair values of fixed maturity securities designated to hedge living benefit liabilities (net of interest expense);	• changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses).

•      Premiums and deposits: includes direct and assumed amounts received on traditional life insurance policies, group benefit policies and deposits on life‑contingent payout annuities, as well as deposits received on universal life, investment‑type annuity contracts and mutual funds.

•      Other Operations — Pre‑tax operating income (loss) is derived by excluding the following items from pre‑tax income (loss):

•      certain legal reserves (settlements) related to legacy crisis matters described above;

•      (gain) loss on extinguishment of debt;

•      net realized capital (gains) losses;

•      net loss (gain) on sale of divested businesses and properties;

• changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses); and • income from divested businesses, including Aircraft Leasing.

Results from discontinued operations are excluded from all of these measures.

EXECUTIVE OVERVIEW

This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in AIG’s securities. You should read this Quarterly Report on Form 10‑Q, together with the 2013 Annual Report, in its entirety for a complete description of events, trends, uncertainties, risks and critical accounting estimates affecting AIG and its subsidiaries.

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

Item 2 / EXECUTIVE OVERVIEW

distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct-to-consumer platforms.

•      Other Operations – AIG's Other Operations include results from Mortgage Guaranty operations (conducted through United Guaranty Corporation (UGC)), Global Capital Markets (GCM) operations (consisting of the operations of AIG Markets, Inc. (AIG Markets) and the remaining derivatives portfolio of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP)), the Direct Investment book (DIB), including the Matched Investment Program (MIP) and certain non-derivative assets and liabilities of AIGFP, Corporate & Other operations (after certain allocations to AIG's business segments) and Aircraft Leasing.

Executive Summary

Financial Performance

AIG Property Casualty pre-tax operating income decreased primarily as a result of an underwriting loss in the first quarter of 2014 compared to underwriting income in the first quarter of 2013. The change in underwriting results was attributable to higher catastrophe and severe losses, and adverse prior year development, partially offset by an increase in reserve discount in the first quarter of 2014 compared to the same period in the prior year. The decline in pre‑tax operating income also reflected lower net investment income in the first quarter of 2014 compared to the first quarter of 2013 due to lower invested assets and lower income associated with investments accounted for under the fair value option.

AIG Life and Retirement reported growth in assets under management since December 31, 2013, primarily due to unrealized appreciation of securities resulting from the decline in interest rates during the period and strong sales of variable annuities, retail mutual funds and stable value wraps.  Pre-tax operating income improved in the first quarter of 2014 compared to the same period in 2013 primarily due to effective spread management and growth in fee income.

Mortgage Guaranty pre‑tax operating income improved in the first quarter of 2014 compared to the same period in the prior year due to an increase in net premiums earned, a decline in delinquency rates and improving cure rates, which drove lower incurred losses. New insurance written decreased in the first quarter of 2014 compared to the same period in the prior year due to declining levels of mortgage refinancing activity.

Our investment portfolio performance improved slightly in the first quarter of 2014 compared to the same period in the prior year due to continued higher returns on alternative investments largely as a result of favorable equity market performance.

Net realized capital gains declined in the first quarter of 2014 compared to the same period in the prior year due to higher fair value losses on embedded derivatives related to variable annuity guarantee features, net of hedges, and lower capital gains from investment sales related to capital loss carryforward utilization.

Item 2 / EXECUTIVE OVERVIEW

Our Performance – Selected Indicators

Three Months Ended March 31,
(in millions, except per share data and ratios)	2014	2013
Results of operations data:
Total revenues	$16,112	$16,962
Income (loss) from continuing operations	1,659	2,158
Net income (loss) attributable to AIG	1,609	2,206
Net Income (loss) per common share attributable to AIG (diluted)	1.09	1.49
After-tax operating income (loss) attributable to AIG	1,781	1,982
Key metrics:
AIG Property Casualty combined ratio	101.2	97.3
AIG Property Casualty accident year combined ratio, as adjusted	97.3	97.2
AIG Life and Retirement premiums and deposits	$7,129	$5,580
AIG Life and Retirement assets under management	324,426	296,868
Mortgage Guaranty new insurance written	7,745	10,658

	March 31,	December 31,
(in millions, except per share data)	2014	2013
Balance sheet data:
Total assets	$547,111	$541,329
Long-term debt	39,508	41,693
Total AIG shareholders’ equity	103,833	100,470
Book value per common share	71.77	68.62
Book value per common share, excluding AOCI	65.49	64.28

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding accumulated other comprehensive income, which is a non-GAAP measure.  See Use of Non‑GAAP Measures for additional information.

	March 31,	December 31,
(in millions, except per share data)	2014	2013
Total AIG shareholders' equity	$103,833	$100,470
Accumulated other comprehensive income	9,085	6,360
Total AIG shareholders' equity, excluding
accumulated other comprehensive income	$94,748	$94,110

Total common shares outstanding	1,446,647,787	1,464,063,323
Book value per common share	$71.77	$68.62
Book value per common share, excluding
accumulated other comprehensive income	$65.49	$64.28

Item 2 / EXECUTIVE OVERVIEW

Total revenues Three Months Ended March 31, (in millions)	Income from continuing operations Three Months Ended March 31, (in millions)

Net income ATTRIBUTABLE TO AIG Three Months Ended March 31, (in millions)	Net INCOME PER COMMON SHARE ATTRIBUTABLE TO AIG (DILUTED) Three Months Ended March 31,

after-tax operating income attributable to aig (excludes net realized capital gains and certain other items) Three Months Ended March 31, (in millions)	Pre-tax operating income by segment Three Months Ended March 31, (in millions)

Item 2 / EXECUTIVE OVERVIEW

TOTAL ASSETS (in millions)	Long-term debt (in millions)
Total AIG shareholders’ equity (in millions)	Book value per COMMON share and book value per common share excluding AOCI

*    Includes operating borrowings of other subsidiaries and consolidated investments and hybrid debt securities.

Liquidity and Capital Resources 2014 Highlights

We reduced our debt in the first three months of 2014 as a result of maturities, repayments and repurchases of $3.1 billion, of which $2.2 billion is related to the DIB.

We maintained financial flexibility in the first three months of 2014 through $1.7 billion in cash dividends from AIG Life and Retirement, which included approximately $316 million of legal settlement proceeds, and, as planned, did not collect any dividends from AIG Property Casualty.

Our Board of Directors increased our share repurchase authorization of AIG Common Stock, par value $2.50 per share, (AIG Common Stock) by $1.0 billion on February 13, 2014, resulting in an aggregate remaining authorization at such time of approximately $1.4 billion of AIG Common Stock.   During the three months ended March 31, 2014, we repurchased approximately 17.4 million shares of AIG Common Stock for an aggregate purchase price of approximately $867 million.  As of May 5, 2014, an aggregate repurchase authorization of $537 million remains.

We paid a cash dividend on AIG Common Stock of $0.125 per share on March 25, 2014.

Our Board of Directors declared a cash dividend on AIG Common Stock on May 5, 2014 of $0.125 per share, payable on June 24, 2014 to shareholders of record on June 10, 2014.

Item 2 / EXECUTIVE OVERVIEW

Investment Highlights

Net investment income increased slightly to $4.2 billion in the first quarter of 2014 compared to the same period in the prior year.

Net investment income for our insurance operations decreased by approximately $128 million in the first quarter of 2014 compared to the same period in the prior year due to losses on securities for which we elected the fair value option and lower reinvestment yields. While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities and fixed income securities with favorable risk versus return characteristics to improve yields and increase net investment income.

Net unrealized gains in our available for sale portfolio increased to approximately $15.5 billion in the first quarter of 2014 from approximately $11.7 billion as of December 31, 2013 due to a decline in interest rates over the period and the narrowing of credit spreads.

The overall credit rating of our fixed maturity portfolio was largely unchanged compared to year-end 2013.

Strategic Outlook

Industry Trends

Our business is affected by industry and economic factors such as interest rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in 2014, characterized by factors such as historically low interest rates, instability in the global markets and slowing growth in emerging markets, China and Euro-Zone economies.

Interest rates decreased in the first quarter of 2014 and remain low relative to historical levels, which has affected our industry by reducing investment returns. In addition, current market conditions may not necessarily permit insurance companies to increase pricing across all our product lines.

AIG Priorities for 2014

AIG is focused on the following priorities for 2014:

•      Emphasis on customers;

•      Growth and profitability in our core insurance businesses;

•      Enhance the yield on our investments while maintaining focus on credit quality;

•      Manage our capital more efficiently and redeploy capital to areas that promote profitable growth;

•      Consummate the sale of our interest in ILFC;

•      Work with the Board of Governors of the Federal Reserve System (the FRB) in its capacity as our principal regulator; and

•      Pursue initiatives that continue to reduce expenses and improve efficiencies to best meet the needs of our customers, including centralizing work streams to lower‑cost locations and creating a more streamlined organization.

Item 2 / EXECUTIVE OVERVIEW

Outlook for Our Operating Businesses

The outlook for each of our businesses and management initiatives to improve growth and performance in 2014 and over the longer term is summarized below. See our 2013 Annual Report for additional information concerning strategic initiatives and opportunities for each of our businesses.

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

Operating Expense Discipline — Apply operating expense discipline and increase efficiencies by taking full advantage of AIG Property Casualty’s global footprint.

Capital Efficiency — Enhance capital management through initiatives to streamline AIG Property Casualty’s legal entity structure, optimize AIG Property Casualty’s reinsurance program and improve tax efficiency.

Investment Strategy — Execute AIG Property Casualty’s investment strategy, which includes increased asset diversification and yield‑enhancement opportunities that meet AIG Property Casualty’s liquidity, capital, risk and return objectives.

Market Conditions and Industry Trends

AIG Property Casualty expects the current low interest rate environment relative to historical levels, currency volatility, and ongoing uncertainty in global economic conditions will continue to challenge the growth of net investment income and limit growth in some markets. Due to these conditions and overcapacity in the property casualty insurance industry, AIG Property Casualty has sought to modify terms and conditions, grow profitable segments of the business, exit unprofitable businesses and develop advanced data analytics to improve profitability.

AIG Property Casualty has observed improving trends in certain key indicators that may offset the effect of current economic challenges. In recent years, AIG Property Casualty has benefitted from favorable pricing trends, particularly in its U.S. commercial business.  However, such trends have tapered off in recent quarters. The property casualty insurance industry is experiencing modest growth as a result of this positive rate trend and an increase in overall exposures in certain markets. AIG Property Casualty also expects that expansion in certain growth economies will occur at a faster pace than in developed countries, although at levels lower than those previously expected due to revised economic assumptions.

In the U.S., AIG Property Casualty’s exposure to terrorism risk is mitigated by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA) in addition to limited private reinsurance protections. TRIPRA is set to expire on December 31, 2014. AIG Property Casualty is closely monitoring the legislative developments related to the TRIPRA renewal or expiration, and has implemented appropriate business strategies for potential legislation outcomes, including non‑renewal of the law. For additional information on TRIPRA, see Item 1A. Risk Factors — Reserves and Exposures and Item 7. MD&A — Enterprise Risk Management — Insurance Operations Risks — AIG Property Casualty Key Insurance Risks — Terrorism Risk in the 2013 Annual Report.

Item 2 / EXECUTIVE OVERVIEW

Strategic Initiatives

Growth and Business Mix

AIG Property Casualty continues efforts to better segment its business by industry, geography and type of coverage in order to enhance its decision making regarding risk acceptance and pricing. For example, within workers’ compensation, AIG Property Casualty has observed different experience and trends based on this segmentation, which helps inform its risk appetite, pricing and loss mitigation decisions.

As part of AIG Property Casualty’s strategy to expand its consumer operations in growth economies, on May 29, 2013, AIG Property Casualty entered into a joint venture agreement with PICC Life Insurance Company Limited (PICC Life), a subsidiary of the People’s Insurance Company (Group) of China Limited (PICC Group), to form an agency distribution company in China. The joint venture company plans to distribute jointly developed life and retirement insurance products, existing PICC Life products, PICC Property & Casualty Company Limited (PICC P&C) insurance products, AIG Property Casualty products, as well as other products aimed at meeting the needs of this developing market. AIG owns 24.9 percent of the joint venture company with PICC Life holding the remaining 75.1 percent. AIG’s participation in the joint venture is managed by AIG Property Casualty. The joint venture commenced operations in March 2014.

AIG Property Casualty continues to explore other potential life insurance and accident and health opportunities internationally.

Capital Efficiency

AIG Property Casualty continues to execute capital management initiatives by enhancing broad‑based risk tolerance guidelines for its operating units, implementing underwriting strategies to increase return on equity by line of business and reducing exposure to businesses with inadequate pricing and increased loss trends. In addition, AIG Property Casualty remains focused on enhancing its global reinsurance strategy to improve overall capital efficiency, but with periodic income statement volatility.

AIG Property Casualty also continues to streamline its legal entity structure to enhance transparency for regulators and optimize capital and tax efficiency. The legal entity restructuring initiatives have enhanced AIG Property Casualty’s dividend capacity, reduced required capital, and provided tax benefits. Additionally, the restructurings allow AIG Property Casualty to simplify its reinsurance arrangements, which further facilitates increased capital optimization. In the first quarter of 2014, AIG Property Casualty continued the integration of its Japan operations through the conversion of the American Home Assurance Company’s Japan branch to a subsidiary effective on April 1, 2014.  AIG Property Casualty expects its overall legal entity restructuring to be substantially completed in 2014 (2015 or later for Japan), subject to regulatory approvals in the relevant jurisdictions.

Item 2 / EXECUTIVE OVERVIEW

AIG LifE AND RETIREMENT STRATEGIC INITIATIVES AND Outlook

Executive Overview

Product Diversity and Capacity for Growth – Continue to expand AIG Life and Retirement’s comprehensive portfolio with superior, differentiated product solutions that meet consumer needs for financial and retirement security, using scale and capital strength to pursue growth opportunities.

Integrated Distribution – Grow assets under management by leveraging an extensive distribution organization of over 300,000 financial professionals and expanding relationships with key distribution partners to effectively market diverse product offerings across multiple channels under a more unified branding strategy.

Investment Portfolio – Maintain a diversified, high quality portfolio of fixed maturity securities that largely match the duration characteristics of liabilities with assets of comparable duration, and pursue yield-enhancement opportunities that meet liquidity, risk and return objectives.

Operational Initiatives – Continue to streamline life insurance and annuity operations and systems into a lower-cost, more agile model that provides superior service and ease of doing business.

Effective Risk and Capital Management – Deliver solid earnings through disciplined pricing and diversification of risk and increase capital efficiency within life insurance entities to enhance return on equity.

Market Conditions and Industry Trends

Baby boomers reaching retirement age expect to live longer in retirement and place less reliance on traditional pensions and government retirement benefits than previous generations. These demographic trends, combined with strong equity markets and low volatility, provide a favorable environment for sales of individual variable annuities, and have contributed to growth in separate account assets under management in both Retirement Income Solutions and Group Retirement product lines. An increasing demographic of Americans approaching retirement and seeking guaranteed income features, combined with changes in the competitive landscape, provide opportunities to continue growing AIG Life and Retirement’s position in the individual variable annuities market.

The interest rate environment has a significant impact on the life and annuity industry. Low long-term interest rates put pressure on long-term investment returns, negatively affect sales of interest rate sensitive products such as fixed annuities, and reduce future profits on certain existing fixed rate products.  Low interest rates may also affect future investment margins, and may affect the recoverability and amortization rate of DAC assets in variable annuity, fixed annuity and universal life businesses. While long-term interest rates remain low relative to historical levels, the increase in rates since the first quarter of 2013 has caused demand for fixed annuities products to improve, and continued stable or modestly rising interest rates would provide favorable market conditions for fixed annuity sales and future profitability.

AIG Life and Retirement will continue to actively manage renewal crediting rates and use a disciplined approach to pricing new sales of interest rate sensitive products, including minimum rate guarantees. Also, as market conditions change, asset and liability interest rate exposures and strategic asset allocation are managed to emphasize lower or higher durations in the investment portfolio.

Product Diversity and Capacity for Growth

AIG Life and Retirement has been able to meet the demand for guaranteed products and grow sales while managing risk, by offering competitive products with strong de-risking features, such as volatility control funds, rider fees indexed to a market volatility index and required minimum allocations to fixed accounts, and using a dynamic risk hedging program. In addition to individual variable annuities, the Retirement Income Solutions product line is expanding the offerings of index annuities, including those with guarantee features, to provide additional solutions for consumers approaching retirement.

Item 2 / EXECUTIVE OVERVIEW

Sales in the Fixed Annuities product line have improved compared to the same period in the prior year, and could benefit in 2014 if interest rates rise and the yield curve steepens, as these market conditions make fixed annuity products more attractive compared to alternatives such as bank deposits.

The Institutional Markets product line is expected to continue contributing to growth in assets under management from increased stable value wrap business as well as from disciplined growth and diversification of business through the pursuit of select opportunities related to the terminal funding and pension buyout business.

Other Operations strategic initiatives and OUTLOOK

Mortgage Guaranty (UGC)

Executive Overview

Superior Risk Selection – Ensure the high quality of UGC’s new business through disciplined underwriting by using its proprietary multi-variant risk-based pricing model. UGC’s pricing model is based on a comprehensive range of risk attributes to generate a price reflecting the credit risk of each loan.

Customer focus – Provide exceptional service and transparency to all customers through collaboration and continuous innovation that enhances the mortgage origination process.

Product Selection – Provide a complete and competitively priced mortgage insurance product line that delivers flexible submission options and innovative solutions.

Expense Management – Streamline UGC’s processes through the use of technology and shared services.

Market Conditions and Industry Trends

During 2013, refinancing activity drove much of the increased volume in the mortgage loan industry due to historically low residential mortgage interest rates. However, the majority of UGC’s increase in new business written in 2013 was originated from home purchases as opposed to refinancings.  Although UGC believes that home purchases will increase during 2014, primarily due to increased buyer confidence arising from home price appreciation and residential mortgage interest rates remaining low relative to historical levels, UGC continues to anticipate a decrease in new insurance written during 2014 compared to 2013 as higher residential mortgage interest rates from the third quarter of 2013 through the first quarter of 2014 have reduced refinancing activity.

While higher residential mortgage interest rates have had an unfavorable impact on new mortgage loan volumes, particularly on refinancing activity, UGC expects current residential mortgage interest rates to have a favorable impact on the persistency of business written from 2011 through 2013 since refinancing of mortgage loans would be unattractive to homeowners who originated mortgages at the historically low residential mortgage interest rates prevalent during that period. UGC expects that this higher persistency will continue to benefit its results throughout 2014 and into 2015.

UGC also expects that newly reported delinquencies will decline during 2014 and into 2015 and cure rates will improve as a result of home value appreciation, which will encourage homeowners with delinquent mortgages to refinance or sell and purchase another home. UGC believes the combination of higher persistency, lower new delinquencies and improving cure rates, partially offset by a decline in new mortgage loan volumes, will result in favorable operating results for UGC throughout 2014.

Item 2 / EXECUTIVE OVERVIEW

Strategic Initiatives

Risk Selection

During 2014, UGC expects to continue to be a leading private provider of mortgage insurance and to differentiate itself from its competitors by providing superior service and products to its customers and utilizing its proprietary risk-based pricing strategy. This pricing strategy provides UGC’s customers with mortgage insurance products that are priced commensurate with the underwriting risk, which UGC believes will result in an appropriately priced, high-quality book of business. UGC plans to continue to execute this strategy throughout 2014. The business generated under this strategy, which was initiated during 2009, accounted for approximately 62 percent of net premiums earned in the first quarter of 2014.

Global Capital Markets

AIG Markets acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services for AIG entities. The derivative portfolio of AIG Markets consists primarily of interest rate and currency derivatives.

The remaining derivatives portfolio of AIGFP consists primarily of hedges of the assets and liabilities of the DIB and a portion of the legacy hedges for AIG and its subsidiaries. AIGFP’s derivatives portfolio consists primarily of interest rate, currency, credit, commodity and equity derivatives. Additionally, AIGFP has a credit default swap portfolio that is being managed for economic benefit and with limited risk. The AIGFP portfolio continues to be wound down and is managed consistent with our risk management objectives. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions that we believe are of low complexity, low risk or currently not economically appropriate to unwind based on a cost versus benefit analysis.

Direct Investment Book

The DIB consists of a portfolio of assets and liabilities held directly by AIG Parent in the MIP and certain non‑derivative assets and liabilities of AIGFP. The DIB portfolio is being wound down and is managed with the objective of ensuring that at all times it maintains the liquidity we believe is necessary to meet all of its liabilities as they come due, even under stress scenarios, and to maximize returns consistent with our risk management objectives.

The DIB’s assets consist primarily of cash, short‑term investments, fixed maturity securities issued by corporations, U.S. government and government sponsored entities and mortgage and asset-backed securities. The value of these assets is impacted by macro‑economic trends in U.S. and core European markets, including corporate credit spreads, commercial and residential real estate markets, and to a lesser extent, interest rates and foreign exchange rates, among other factors. The majority of these assets are carried at fair value with changes in fair value recognized through earnings. The DIB’s liabilities consist primarily of notes and other borrowings supported by assets as well as other short‑term financing obligations. The DIB has both liabilities that are held at cost and liabilities that are held at fair value. The liabilities held at fair value vary in price based on changes in AIG’s credit spreads with changes in fair value reflected in earnings. Changes in the fundamental drivers of the fair value of DIB assets and liabilities will create earnings volatility for the DIB on a period‑to‑period comparative basis.

Item 2 / RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three month periods ended March 31, 2014 and 2013. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment discussion. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section of this MD&A and in Part II, Item 7. MD&A, in the 2013 Annual Report.

The following table presents AIG’s condensed consolidated results of operations:

Three Months Ended March 31,			Percentage
(in millions)	2014	2013	Change
Revenues:
Premiums	$9,038	$9,372	(4)%
Policy fees	692	615	13
Net investment income	4,196	4,164	1
Net realized capital gains (losses)	(213)	300	NM
Aircraft leasing revenue	1,113	1,074	4
Other income	1,286	1,437	(11)
Total revenues	16,112	16,962	(5)
Benefits, claims and expenses:
Policyholder benefits and claims incurred	6,797	6,728	1
Interest credited to policyholder account balances	955	1,017	(6)
Amortization of deferred policy acquisition costs	1,305	1,286	1
Other acquisition and insurance expenses	2,117	2,238	(5)
Interest expense	479	577	(17)
Aircraft leasing expenses	1,096	1,031	6
Loss on extinguishment of debt	238	340	(30)
Net gain on sale of properties and divested businesses	(4)	-	NM
Other expenses	856	870	(2)
Total benefits, claims and expenses	13,839	14,087	(2)
Income from continuing operations before
income tax expense	2,273	2,875	(21)
Income tax expense	614	717	(14)
Income from continuing operations	1,659	2,158	(23)
Income (loss) from discontinued operations,
net of income tax expense	(47)	73	NM
Net income	1,612	2,231	(28)
Less: Net income attributable to noncontrolling
interests	3	25	(88)
Net income attributable to AIG	$1,609	$2,206	(27)%

Consolidated First Quarter Comparison for 2014 and 2013

Income from continuing operations before income tax expense was $2.3 billion in the first quarter of 2014 compared to $2.9 billion in the same period in the prior year and reflected pre-tax income from insurance operations of $1.3 billion, $1.2 billion and $77 million from AIG Property Casualty, AIG Life and Retirement and Mortgage Guaranty in the first quarter of 2014, respectively, compared to pre-tax income of $1.6 billion, $1.6 billion and $44 million for these operations in the first quarter of 2013, respectively. See the business segment discussions that follow for an analysis of results for these operations.

For the first quarter of 2014, the effective tax rate on income from continuing operations was 27.0 percent.  The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax-exempt interest income and a decrease in AIG Life and Retirement’s capital loss carryforward valuation allowance from realized gains on sales of available-for-sale securities.

Item 2 / RESULTS OF OPERATIONS

For the first quarter of 2013, the effective tax rate on income from continuing operations was 24.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax-exempt interest income and a decrease in AIG Life and Retirement’s capital loss carryforward valuation allowance related to the actual and projected gains on sales of AIG Life and Retirement’s available-for-sale securities.  These items were partially offset by changes in uncertain tax positions.

The following table presents a reconciliation of net income attributable to AIG to after-tax operating income attributable to AIG:

Three Months Ended March 31,
(in millions)	2014	2013
Net income attributable to AIG	$1,609	$2,206
(Income) loss from discontinued operations	47	(73)
Income from divested businesses, including Aircraft Leasing	(12)	(20)
Uncertain tax positions and other tax adjustments	(28)	626
Legal settlements related to legacy crisis matters	(2)	(64)
Deferred income tax valuation allowance releases	(65)	(786)
Changes in fair value of AIG Life and Retirement fixed maturity securities
designated to hedge living benefit liabilities, net of interest expense	(49)	19
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	(12)	54
Loss on extinguishment of debt	155	221
Net realized capital (gains) losses	138	(201)
After-tax operating income attributable to AIG	$1,781	$1,982

After-tax operating income attributable to AIG decreased in the first quarter of 2014 compared to the same period in 2013, primarily due to decreases in income from insurance operations, partially offset by increases in DIB income.

For the first quarters of 2014 and 2013, the effective tax rate on pre-tax operating income was 31.7 percent and 29.8 percent, respectively.  The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax-exempt interest income and other permanent tax items, and the impact of discrete tax benefits.

Segment Results

We report the results of our operations through two reportable segments: AIG Property Casualty and AIG Life and Retirement. The Other Operations category consists of businesses and items not allocated to our reportable segments.

In 2013, we announced a reorganization of our Consumer Insurance business and named a new management team. Under the new structure, AIG’s global life insurance business will be managed as part of AIG Global Consumer Insurance — enabling our consumer network across the world to benefit from the sophistication, scale, and success of our U.S. life insurance platform.

The new management team made a number of key appointments and certain critical decisions regarding how its underlying operating segments will be organized. However, we continue to work on the final elements of the new organization and operating structure. When the new structure is finalized, the presentation of AIG Property Casualty and AIG Life and Retirement results may be modified accordingly and prior periods’ presentations may be revised to conform to the new operating segments.

Item 2 / RESULTS OF OPERATIONS

The following table summarizes the operations of each reportable segment and Other Operations. See also Note 3 to the Condensed Consolidated Financial Statements.

Three Months Ended March 31,			Percentage
(in millions)	2014	2013	Change
Total revenues:
AIG Property Casualty	$9,666	$9,968	(3)%
AIG Life and Retirement	4,351	4,740	(8)
Total reportable segments	14,017	14,708	(5)
Other Operations	2,260	2,441	(7)
Consolidation and eliminations	(165)	(187)	12
Total revenues	$16,112	$16,962	(5)
Pre-tax income (loss):
AIG Property Casualty	$1,309	$1,614	(19)
AIG Life and Retirement	1,232	1,570	(22)
Total reportable segments	2,541	3,184	(20)
Other Operations:
Mortgage Guaranty	77	44	75
Global Capital Markets	29	227	(87)
Direct Investment book	355	312	14
Corporate & Other	(824)	(1,008)	18
Aircraft Leasing	17	43	(60)
Consolidation and eliminations	1	1	-
Other Operations	(345)	(381)	9
Consolidation and eliminations	77	72	7
Total pre-tax income	$2,273	$2,875	(21)

Pre-tax operating income (loss):
AIG Property Casualty	$1,159	$1,557	(26)
AIG Life and Retirement	1,417	1,394	2
Total reportable segments	2,576	2,951	(13)
Other Operations:
Mortgage Guaranty	76	41	85
Global Capital Markets	29	227	(87)
Direct Investment book	440	329	34
Corporate & Other	(551)	(718)	23
Consolidation and eliminations	1	1	-
Other Operations	(5)	(120)	96
Consolidations, eliminations and other
adjustments	35	30	17
Total pre-tax operating income	$2,606	$2,861	(9)

Total Revenues

(in millions)

AIG PROPERTY CASUALTY Three Months Ended March 31,	AIG LIFE AND RETIREMENT Three Months Ended March 31,
OTHER OPERATIONS Three Months Ended March 31,

Item 2 / RESULTS OF OPERATIONS

A discussion of significant items affecting pre-tax segment income follows. Factors that affect pre-tax operating income for a specific business segment are discussed in the detailed business segment analysis.

First Quarter Pre-tax Income Comparison for 2014 and 2013

AIG Property Casualty – Pre-tax income decreased in the first quarter of 2014 compared to the same period in the prior year due to lower underwriting results. The change in underwriting results was primarily due to higher catastrophe losses, unfavorable loss reserve development, and an increase in the number of severe losses, partially offset by an increase in reserve discount in the first quarter of 2014 compared to the same period in the prior year. The decline in pre‑tax income also reflected lower net investment income in the first quarter of 2014 compared to the first quarter of 2013 due to lower invested assets and lower income associated with investments accounted for under the fair value option.

AIG Life and Retirement – Pre-tax income decreased primarily due to net realized capital losses in the first quarter of 2014 compared to net realized capital gains in the same period in the prior year, partially offset by higher fee income driven by growth in variable annuity account values and effective spread management in interest rate sensitive product lines. Net realized capital losses in the first quarter of 2014 reflected the change in fair value of embedded derivatives related to variable annuity guarantee features, net of hedges, due to lower market interest rates and credit spread narrowing during the quarter.  Net realized capital gains in the first quarter of 2013 included investment sales related to capital loss carryforward utilization.

Other Operations – Pre‑tax loss increased for the first quarter of 2014 compared to the same period in the prior year primarily due to a decline in pre-tax income from GCM, partially offset by lower interest expense from ongoing debt management activities and an increase in pre-tax income from the DIB.

GCM’s pre-tax income decreased for the first quarter of 2014 compared to the same period in the prior year primarily due to declines in unrealized market valuation gains related to the super senior credit default swap (CDS) portfolio and in net credit valuation adjustments on derivative assets and liabilities.

The DIB’s pre‑tax income increased for the first quarter of 2014 compared to the same period in the prior year primarily due to fair value appreciation on ABS CDOs and an increase in gains realized upon unwinding certain positions, partially offset by a decline in net credit valuation adjustments on assets and liabilities for which the fair value option was elected.

Item 2 / RESULTS OF OPERATIONS

The following table presents reconciliations of pre-tax income (loss) to pre-tax operating income (loss) by reportable segment and after-tax operating income attributable to AIG, which are non-GAAP measures. See Use of Non-GAAP Measures for additional information.

Three Months Ended March 31,
(in millions)	2014	2013
AIG Property Casualty
Pre-tax income	$1,309	$1,614
Net realized capital gains	(142)	(54)
Legal settlements	(8)	-
Other (income) expense – net	-	(3)
Pre-tax operating income	$1,159	$1,557
AIG Life and Retirement
Pre-tax income	$1,232	$1,570
Legal settlements	(30)	(108)
Changes in fair value of fixed maturity securities designated to hedge
living benefit liabilities, net of interest expense	(76)	29
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	(30)	59
Net realized capital (gains) losses	321	(156)
Pre-tax operating income	$1,417	$1,394
Other Operations
Pre-tax loss	$(345)	$(381)
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	12	-
Net realized capital (gains) losses	75	(45)
Net loss (gain) on sale of divested businesses	(4)	-
Legal reserves	24	11
Legal settlements	12	(2)
Loss on extinguishment of debt	238	340
Aircraft Leasing	(17)	(43)
Pre-tax operating loss	$(5)	$(120)
Total
Pre-tax operating income of reportable segments and Other Operations	$2,571	$2,831
Consolidations, eliminations and other adjustments	35	30
Pre-tax operating income	2,606	2,861
Income tax expense	(827)	(854)
Noncontrolling interests excluding net realized capital (gains) losses	2	(25)
After-tax operating income attributable to AIG	$1,781	$1,982

PRE-TAX INCOME (LOSS)

(in millions)

AIG PROPERTY CASUALTY Three Months Ended March 31,	AIG LIFE AND RETIREMENT Three Months Ended March 31,

Item 2 / RESULTS OF OPERATIONS

PRE-TAX OPERATING INCOME (LOSS)

 (in millions)

AIG PROPERTY CASUALTY Three Months Ended March 31,	AIG LIFE AND RETIREMENT Three Months Ended March 31,

AIG PROPERTY CASUALTY

AIG Property Casualty presents its financial information in two operating segments – Commercial Insurance and Consumer Insurance – as well as an Other category.

Commercial Insurance provides insurance solutions for large and small businesses. Commercial Insurance products are primarily distributed through a network of independent retail and wholesale brokers, and through an independent agency network.

Consumer Insurance provides personal insurance solutions for individuals, organizations and families. Products are distributed primarily through agents and brokers, as well as through direct marketing, partner organizations such as bancassurance, and the internet.

The Other category consists primarily of run‑off lines of business, including excess workers’ compensation, asbestos and legacy environmental (1986 and prior); certain environmental liability businesses written prior to 2004; operations and expenses not attributable to the Commercial Insurance or Consumer Insurance operating segments; unallocated net investment income; net realized capital gains and losses; other income and expense items; and adverse loss development, net of the related amortization of deferred gain, for a retroactive reinsurance arrangement.

See Part I, Item 1. Business – AIG Property Casualty in AIG’s 2013 Annual Report for further discussion of AIG Property Casualty’s products and geographic regions where it distributes its products.

AIG Property Casualty continues to enhance the value‑based metrics that provide management with enhanced measures to evaluate its profitability, such as a risk‑adjusted profitability model. Along with underwriting results, this risk‑adjusted profitability model incorporates elements of capital allocations, costs of capital and net investment income. AIG Property Casualty believes that such performance measures will allow it to better assess the true economic returns of its business.

Item 2 / results of operations / AIG PROPERTY CASUALTY

AIG Property Casualty First Quarter 2014 Highlights

Pre‑tax operating income decreased in the first quarter of 2014, compared to the same period in the prior year, primarily due to higher catastrophe losses, adverse prior year development compared to favorable prior year development, an increase in the number of severe losses, and a decrease in net investment income, partially offset by an increase in the reserve discount.

Net premiums written decreased in the first quarter of 2014, compared to the same period in the prior year, primarily due to the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen, which was partially offset by rate increases, growth in new business and changes in AIG Property Casualty’s reinsurance program. Excluding the effect of foreign exchange, net premiums written increased by approximately 3 percent for Commercial Insurance and 2 percent for Consumer Insurance, compared to the same period in the prior year, reflecting increased net exposures in both segments.

The loss ratio increased by 3.8 points in the first quarter of 2014, compared to the same period in the prior year, primarily due to higher catastrophe and severe losses and adverse prior year development. These increases were partially offset by continued improvements in the loss ratio from enhanced risk selection, positive pricing, and changes in business mix. Additionally, an increase in discount for certain workers’ compensation reserves improved the loss ratio by approximately 1.2 points compared to the same period in the prior year.

The acquisition ratio increased by 0.2 points in the first quarter of 2014, compared to the same period in the prior year, reflecting an increase in the Consumer Insurance acquisition ratio, primarily due to changes in business mix and increased acquisition costs, particularly in growth-targeted lines of business, which was partially offset by a decrease in the acquisition ratio in Commercial Insurance due to a reduction in costs of personnel engaged in sales support activities.

The general operating expense ratio decreased by 0.1 point in the first quarter of 2014, compared to the same period in the prior year, primarily due to decreases in employee-related expenses, as well as the effect of foreign exchange, partially offset by an increase in systems related costs. In addition, the first quarter of 2013 general operating expenses included the cost of the implementation of a voluntary early retirement plan in Japan.

Net investment income decreased by 5 percent in the first quarter of 2014, compared to the same period in the prior year, primarily due to a decrease in invested assets. Additionally, AIG Property Casualty recognized lower income associated with investments accounted for under the fair value option.

Item 2 / results of operations / AIG PROPERTY CASUALTY

AIG Property Casualty Results

The following table presents AIG Property Casualty results:

Three Months Ended March 31,			Percentage
(in millions)	2014	2013	Change
Commercial Insurance
Underwriting results:
Net premiums written	$4,996	$4,903	2%
Decrease in unearned premiums	46	225	(80)
Net premiums earned	5,042	5,128	(2)
Claims and claims adjustment expenses incurred	3,501	3,329	5
Acquisition expenses	818	838	(2)
General operating expenses	610	565	8
Underwriting income	113	396	(71)
Net investment income	600	645	(7)
Pre-tax operating income	$713	$1,041	(32)%
Consumer Insurance
Underwriting results:
Net premiums written	$3,338	$3,532	(5)%
Increase in unearned premiums	(166)	(124)	(34)
Net premiums earned	3,172	3,408	(7)
Claims and claims adjustment expenses incurred	1,944	1,969	(1)
Acquisition expenses	821	850	(3)
General operating expenses	466	534	(13)
Underwriting income (loss)	(59)	55	NM
Net investment income	86	98	(12)
Pre-tax operating income	$27	$153	(82)%
Other
Underwriting results:
Net premiums written	$-	$2	NM %
Decrease in unearned premiums	16	20	(20)
Net premiums earned	16	22	(27)
Claims and claims adjustment expenses incurred	76	115	(34)
General operating expenses	91	126	(28)
Underwriting loss	(151)	(219)	31
Net investment income	570	582	(2)
Pre-tax operating income	419	363	15
Net realized capital gains	142	54	163
Legal settlements	8	-	NM
Other income (expense) - net	-	3	NM
Pre-tax income	$569	$420	35%
Total AIG Property Casualty
Underwriting results:
Net premiums written	$8,334	$8,437	(1)%
(Increase) decrease in unearned premiums	(104)	121	NM
Net premiums earned	8,230	8,558	(4)
Claims and claims adjustment expenses incurred	5,521	5,413	2
Acquisition expenses	1,639	1,688	(3)
General operating expenses	1,167	1,225	(5)
Underwriting income (loss)	(97)	232	NM
Net investment income	1,256	1,325	(5)
Pre-tax operating income	1,159	1,557	(26)
Net realized capital gains	142	54	163
Legal settlements	8	-	NM
Other income (expense) - net	-	3	NM
Pre-tax income	$1,309	$1,614	(19)%

Item 2 / results of operations / AIG PROPERTY CASUALTY

NET PREMIUMS WRITTEN* Three Months Ended March 31, (in millions)	Pre-Tax oPERATING INCOME (LOSS) Three Months Ended March 31, (in millions)

*    The operations reported as part of Other do not have meaningful levels of Net premiums written.

AIG Property Casualty Results

Pre‑tax operating income decreased in the first quarter of 2014, compared to the same period in the prior year, due to lower underwriting results and a decrease in net investment income. The change in underwriting results was primarily due to higher catastrophe losses, unfavorable loss reserve development, and an increase in the number of severe losses, which was partially offset by enhanced risk selection, rate increases and continued improvement from change in business mix, as well as a reserve discount benefit. Catastrophe losses were $262 million and $41 million for the first quarter of 2014 and 2013, respectively.  Net adverse development including related premium adjustments was $162 million in the first quarter of 2014 compared to $52 million favorable development in the same period in the prior year. The current accident year losses for the first quarter of 2014 included 12 severe losses totaling $186 million compared to three severe losses totaling $60 million in the same period in the prior year. The loss reserve discount was a benefit of $105 million in the first quarter of 2014 compared to a charge of $5 million in the same period in the prior year.  See the Discounting of Reserves section for further discussion. Net investment income decreased due to lower invested assets and lower income associated with investments accounted for under the fair value option.

Acquisition expenses decreased in the first quarter of 2014, compared to the same period in the prior year, primarily due to a reduction in costs of personnel engaged in sales support activities in Commercial Insurance, as well as the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen in Consumer Insurance.

General operating expenses decreased in the first quarter of 2014, compared to the same period in the prior year, due to decreases in employee-related expenses, as well as the effect of foreign exchange, which were partially offset by an increase in systems-related costs. In addition, the first quarter of 2013 general operating expenses included a $42 million charge related to the implementation of a voluntary early retirement plan in Japan.

Commercial Insurance Results

Pre‑tax operating income decreased in the first quarter of 2014, compared to the same period in the prior year, primarily due to decreases in both underwriting income and allocated net investment income. The decrease in underwriting income in the first quarter of 2014 compared to the same period in the prior year was primarily due to higher catastrophe losses, unfavorable loss reserve development, and an increase in the number of severe losses, which were partially offset by lower current accident year losses reflecting enhanced risk selection and loss mitigation activities, as well as a benefit in reserve discount. Catastrophe losses were $184 million and $33 million in the first quarter of 2014 and 2013, respectively. Net adverse development, including related premium adjustments, was $160 million in the first quarter of 2014 compared to $71 million favorable development in the same period in the prior year. The current accident year losses for the first quarter of 2014 include severe losses of $145 million compared to severe losses of $60 million incurred in the same period in the prior year.  The decrease in allocated net investment income was due to reductions in net loss reserves and reduced capital required to support the segment’s operations as a result of changes in the mix of business written.

Item 2 / results of operations / AIG PROPERTY CASUALTY

Acquisition expenses decreased in the first quarter of 2014, compared to the same period in the prior year, due to a reduction in costs of personnel engaged in sales support activities, and an increase in certain reinsurance commission income.

General operating expenses increased in the first quarter of 2014, compared to the same period in the prior year. Investments in infrastructure were partially offset by lower employee-related expenses, as previously discussed. In addition, general operating expenses in the first quarter of 2013 included unusually low bad debt expense.

Consumer Insurance Results

Pre‑tax operating income decreased in the first quarter of 2014, compared to the same period in the prior year, due to a decrease in underwriting results and allocated net investment income. The decrease in underwriting results was primarily due to higher catastrophe and severe losses and lower favorable prior year development. Catastrophe losses in the first quarter of 2014 were $78 million, compared to $8 million in the same period in the prior year. Severe losses, which are included in current accident year losses, were approximately $41 million in the first quarter of 2014, resulting largely from three fire claims. There were no severe losses in the same period in the prior year. Net favorable development was $14 million in the first quarter of 2014, compared to $42 million in the same period in the prior year. The decrease in allocated net investment income was due to reductions in net loss reserves, in part driven by changes in foreign exchange rates, and a decline in risk-free rates used in AIG Property Casualty’s investment income allocation model.

Acquisition expenses decreased in the first quarter of 2014 compared to the same period in the prior year, primarily due to effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, acquisition expenses increased in the first quarter of 2014, compared to the same period in the prior year, as a result of change in business mix and higher costs in growth‑targeted lines of business. Direct marketing expenses, excluding commissions, were $89 million for the first quarter of 2014, compared to $106 million in the same period in the prior year. These expenses, while not deferrable, are expected to generate business that has an average expected overall persistency of approximately five years and, in Japan, approximately nine years.

General operating expenses decreased in the first quarter of 2014, compared to the same period in the prior year, primarily due to the effect of foreign exchange and lower employee-related expenses, as previously discussed.

Other Results

Pre‑tax operating income increased in the first quarter of 2014, compared to the same period in the prior year, primarily due to a decrease in underwriting loss due to lower adverse prior year development. Net prior year adverse development was $16 million in the first quarter of 2014, compared to $61 million in the same period in the prior year.

General operating expenses decreased in the first quarter of 2014, compared to the same period in the prior year primarily due to a decrease in personnel costs. In the first quarter of 2013, AIG Property Casualty incurred a $42 million charge related to the implementation of a voluntary early retirement plan in Japan.

Item 2 / results of operations / AIG PROPERTY CASUALTY

AIG Property Casualty Net Premiums Written

The following table presents AIG Property Casualty net premiums written by major line of business:

Three Months Ended March 31,			Percentage
(in millions)	2014	2013	Change
Commercial Insurance
Casualty	$2,012	$2,244	(10)%
Property	928	683	36
Specialty	994	972	2
Financial lines	1,062	1,004	6
Total net premiums written	$4,996	$4,903	2%
Consumer Insurance
Accident & Health	$1,661	$1,793	(7)%
Personal lines	1,677	1,739	(4)
Total net premiums written	$3,338	$3,532	(5)%
Other	-	2	NM
Total AIG Property Casualty net premiums written	$8,334	$8,437	(1)%

Worldwide NET PREMIUMS WRITTEN by Line of Business

(in millions)

Commercial Insurance Three Months Ended March 31,	Consumer Insurance Three Months Ended March 31,

Commercial Insurance Net Premiums Written

During 2014, Commercial Insurance continued to focus on the execution of its strategic objectives.

AIG Property Casualty entered into a catastrophe bond reinsurance transaction, effective as of January 1, 2014, with Tradewynd Re Ltd., which provides AIG Property Casualty with up to $400 million of indemnity reinsurance protection against U.S., Gulf of Mexico and Caribbean named storms, and U.S. and Canadian earthquakes. To fund its potential obligations to AIG Property Casualty, Tradewynd Re Ltd. issued three tranches of notes. The transaction provides AIG Property Casualty with fully collateralized coverage against losses from the events described above on a per-occurrence basis through December 2016.

Casualty net premiums written decreased in the first quarter of 2014, compared to the same period in the prior year, primarily due to the declining rate environment and increased competition, coupled with the effect on renewals from AIG Property Casualty’s strategy to enhance risk selection, particularly in the Americas and EMEA. Strong growth and new writings in

Item 2 / results of operations / AIG PROPERTY CASUALTY

certain lines of business were more than offset by rate declines or market compression in others. AIG Property Casualty implemented overall rate increases in retained business, especially in the U.S., that partially offset these rate declines.

Property net premiums written increased in the first quarter of 2014, compared to the same period in the prior year, primarily due to increases in targeted growth products and changes to optimize AIG Property Casualty’s reinsurance structure as part of its decision to retain more favorable risks while continuing to manage aggregate exposure. These increases, although significant, were offset in part by competition and rate pressure in certain lines where underwriting discipline resulted in less favorable retention in renewal business.

Net premiums written also reflects the effect of the catastrophe bond reinsurance transactions described above. Catastrophe bond reinsurance transactions reduced net premiums written by $56 million and $96 million in the first quarters of 2014 and 2013, respectively.

Specialty net premiums written increased in the first quarter of 2014, compared to the same period in the prior year, primarily due to rate increases in environmental business and small‑ and medium‑sized enterprise markets in the Americas region, and new business growth in EMEA.

Financial lines net premiums written increased in first quarter of 2014, compared to the same period in the prior year, reflecting growth in new business related to targeted growth products, particularly in the EMEA region as well as a favorable rate environment globally.

Consumer Insurance Net Premiums Written

Consumer Insurance net premiums written decreased in the first quarter of 2014, compared to the same period in the prior year, primarily due to the impact of foreign exchange as the U.S. dollar strengthened against the Japanese yen. Excluding the impact of foreign exchange, net premiums written increased in the first quarter of 2014 compared to the same period in the prior year as the business continued to build momentum through multiple distribution channels, including direct marketing. In the first quarter of 2014, direct marketing accounted for approximately 16 percent of Consumer Insurance net premiums written.

Excluding the effect of foreign exchange, A&H  net premiums written, decreased slightly in the first quarter of 2014 compared to the same period in the prior year. The decrease in net premiums written in North America, due to strict underwriting discipline in certain classes of business, was partially offset by the continued growth of Fuji Life medical products and individual A&H in Asia Pacific.

Excluding the effect of foreign exchange, Personal lines net premiums written increased in the first quarter of 2014 compared to the same period in the prior year. The increase was driven by rate increases in U.S. warranty business and growth in the EMEA automobile products and U.S. and Japan personal property.

Item 2 / results of operations / AIG PROPERTY CASUALTY

AIG Property Casualty Net Premiums Written by Region

The following table presents AIG Property Casualty’s net premiums written by region:

			Percentage	Percentage
Three Months Ended March 31,			Change in	Change in
(in millions)	2014	2013	U.S. dollars	Original Currency
Commercial Insurance:
Americas	$2,890	$2,878	-%	1%
Asia Pacific	461	501	(8)	3
EMEA	1,645	1,524	8	7
Total net premiums written	$4,996	$4,903	2%	3%
Consumer Insurance:
Americas	$982	$975	1%	4%
Asia Pacific	1,749	1,973	(11)	2
EMEA	607	584	4	3
Total net premiums written	$3,338	$3,532	(5)%	2%
Other:
Americas	$-	$2	NM %	NM %
Total net premiums written	$-	$2	NM %	NM %
Total AIG Property Casualty:
Americas	$3,872	$3,855	-%	2%
Asia Pacific	2,210	2,474	(11)	2
EMEA	2,252	2,108	7	6
Total net premiums written	$8,334	$8,437	(1)%	3%

WORLDWIDE NET PREMIUMS WRITTEN BY REGION Three Months Ended March 31, (in millions)

Item 2 / results of operations / AIG PROPERTY CASUALTY

AIG Property Casualty’s business is transacted in most major foreign currencies. The following table presents the quarterly weighted average exchange rates of the currencies that have the most significant impact to our businesses:

Three Months Ending March 31,			Percentage
Rate for 1 USD	2014	2013	Change
Currency:
JPY	103.15	88.43	17%
EUR	0.73	0.75	(3)%
GBP	0.61	0.63	(3)%

The Americas net premiums written increased in the first quarter of 2014, compared to the same period in the prior year, primarily due to increases in premium rates in Commercial Insurance and the warranty retail program in Consumer Insurance, the effect of catastrophe bond reinsurance transactions, and continued growth in the personal property and private client group. This was partially offset by decreases in Casualty and A&H businesses reflecting the execution of AIG Property Casualty’s strategy to enhance risk selection.

Asia Pacific net premiums written decreased in the first quarter of 2014, compared to the same period in the prior year, primarily due to the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased primarily due to growth in Consumer Insurance of Fuji Life products and direct marketing business in Japan. The expansion of business in Asia Pacific countries outside of Japan also continued and was supported by growth in individual personal accident insurance, as well as sales through direct marketing. Commercial Insurance net premiums written increased in the Asia Pacific region primarily due to organic growth and rate increases in Property.

EMEA net premiums written increased in the first quarter of 2014, compared to the same period in the prior year, due to Commercial Insurance new business growth, particularly in Property and Financial lines, and rate improvements on retained business, as well as growth in personal lines’ automobile products.

Item 2 / results of operations / AIG PROPERTY CASUALTY

AIG Property Casualty Underwriting Ratios

The following tables present the AIG Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

			Increase
Three Months Ended March 31,	2014	2013	(Decrease)
Commercial Insurance
Loss ratio	69.4	64.9	4.5
Catastrophe losses and reinstatement premiums	(3.6)	(0.6)	(3.0)
Prior year development net of premium adjustments	(3.2)	1.1	(4.3)
Net reserve discount benefit	2.5	-	2.5
Accident year loss ratio, as adjusted	65.1	65.4	(0.3)
Acquisition ratio	16.2	16.3	(0.1)
General operating expense ratio	12.1	11.0	1.1
Expense ratio	28.3	27.3	1.0
Combined ratio	97.7	92.2	5.5
Catastrophe losses and reinstatement premiums	(3.6)	(0.6)	(3.0)
Prior year development net of premium adjustments	(3.2)	1.1	(4.3)
Net reserve discount benefit	2.5	-	2.5
Accident year combined ratio, as adjusted	93.4	92.7	0.7

Consumer Insurance
Loss ratio	61.3	57.8	3.5
Catastrophe losses and reinstatement premiums	(2.5)	(0.3)	(2.2)
Prior year development net of premium adjustments	0.5	1.3	(0.8)
Accident year loss ratio, as adjusted	59.3	58.8	0.5
Acquisition ratio	25.9	24.9	1.0
General operating expense ratio	14.7	15.7	(1.0)
Expense ratio	40.6	40.6	-
Combined ratio	101.9	98.4	3.5
Catastrophe losses and reinstatement premiums	(2.5)	(0.3)	(2.2)
Prior year development net of premium adjustments	0.5	1.3	(0.8)
Accident year combined ratio, as adjusted	99.9	99.4	0.5

Total AIG Property Casualty
Loss ratio	67.1	63.3	3.8
Catastrophe losses and reinstatement premiums	(3.2)	(0.5)	(2.7)
Prior year development net of premium adjustments	(1.9)	0.4	(2.3)
Net reserve discount benefit	1.2	-	1.2
Accident year loss ratio, as adjusted	63.2	63.2	-
Acquisition ratio	19.9	19.7	0.2
General operating expense ratio	14.2	14.3	(0.1)
Expense ratio	34.1	34.0	0.1
Combined ratio	101.2	97.3	3.9
Catastrophe losses and reinstatement premiums	(3.2)	(0.5)	(2.7)
Prior year development net of premium adjustments	(1.9)	0.4	(2.3)
Net reserve discount benefit	1.2	-	1.2
Accident year combined ratio, as adjusted	97.3	97.2	0.1

Item 2 / results of operations / AIG PROPERTY CASUALTY

Commercial insurance ratios Three Months Ended March 31,

CoNSUMER insurance ratios Three Months Ended March 31,

Given the nature of the lines of business and the expenses included in Other, AIG Property Casualty determined that the traditional underwriting measures of loss ratio, acquisition ratio, general operating expense ratio and combined ratio do not provide a relevant measure of underwriting performance. Therefore, these ratios are not presented for Other.

Item 2 / results of operations / AIG PROPERTY CASUALTY

The following tables present AIG Property Casualty accident year catastrophe and severe losses by region and the number of events:

Catastrophes*

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended March 31, 2014
Windstorms and hailstorms	4	$164	$78	$20	$262
Total catastrophe-related charges	4	$164	$78	$20	$262
Commercial Insurance		$123	$42	$19	$184
Consumer Insurance		$41	$36	$1	$78
Three Months Ended March 31, 2013
Flooding	1	$-	$9	$1	$10
Windstorms and hailstorms	2	31	-	-	31
Total catastrophe-related charges	3	$31	$9	$1	$41
Commercial Insurance		$24	$9	$-	$33
Consumer Insurance		$7	$-	$1	$8

*   Catastrophes are generally weather or seismic events having a net impact on AIG Property Casualty in excess of $10 million each.

Severe Losses*

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended March 31, 2014
Commercial Insurance	9	$46	$10	$89	$145
Consumer Insurance	3	37	4	-	41
Total severe losses	12	$83	$14	$89	$186
Three Months Ended March 31, 2013
Commercial Insurance	3	$40	$-	$20	$60
Consumer Insurance	-	-	-	-	-
Total severe losses	3	$40	$-	$20	$60

 *   Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Commercial Insurance Ratios

The combined ratio increased by 5.5 points in the first quarter of 2014 compared to the same period in the prior year. The increase in the combined ratio was driven by a higher loss ratio, which increased by 4.5 percent, due to adverse prior year development, and higher catastrophe and severe losses in the first quarter of 2014.

The accident year combined ratio, as adjusted, increased by 0.7 point in the first quarter of 2014 compared to the same period in the prior year.

The accident year loss ratio, as adjusted, decreased due to the realization of benefits from the continued execution of AIG Property Casualty’s multi-faceted strategy to enhance risk selection, pricing discipline, exposure management and claims processing, partially offset by an increase in severe losses. Severe losses represented approximately 2.9 points in the first quarter of 2014 compared to 1.2 points in the same period in the prior year, and are included in the accident year loss ratio, as adjusted.

The acquisition ratio decreased by 0.1 point in the first quarter of 2014 compared to the same period in the prior year primarily due to a reduction in costs of personnel engaged in sales support activities, and an increase in certain reinsurance commission income.

The general operating expense ratio increased by 1.1 points in the first quarter of 2014 compared to the same period in the prior year. Investments in infrastructure were partially offset by lower employee-related expenses. In addition, general operating expenses in the first quarter of 2013 included unusually low bad debt expense, which resulted in an increase to the general operating ratio of approximately 1.3 points in the first quarter of 2014 compared to the same period in the prior year.

Item 2 / results of operations / AIG PROPERTY CASUALTY

Consumer Insurance Ratios

The combined ratio increased by 3.5 points in the first quarter of 2014 compared to the same period in the prior year, primarily due to a higher loss ratio in the first quarter of 2014.

The accident year combined ratio, as adjusted, in the first quarter of 2014 increased slightly compared to the same period in the prior year.

The accident year loss ratio, as adjusted, was unfavorably affected by severe losses associated with the U.S. private client group business, which contributed 1.3 points to the increase compared to the same period in the prior year.  Excluding severe losses, the accident year loss ratio, as adjusted, improved due to rate increases in automobile products and warranty business and the underwriting actions taken in the current and prior years.

The acquisition ratio increased by 1.0 point in the first quarter of 2014 compared to the same period in the prior year, primarily due to the combined effect of the change in business mix and higher acquisition costs in growth-targeted lines of business.

The general operating expense ratio decreased by 1.0 point in the first quarter of 2014 compared to the same period in the prior year primarily due to the decrease in employee-related expenses, as previously discussed.

AIG Property Casualty Net Investment Income and Net Realized Capital Gains (Losses)

The following table presents AIG Property Casualty’s net investment income and net realized capital gains (losses):

Three Months Ended March 31,			Percentage
(in millions)	2014	2013	Change
Net Investment Income by Component
Interest and dividends	$958	$1,004	(5)%
Alternative investments	269	258	4
Fair value option assets	24	45	(47)
Other income - net	5	18	(72)
Total net investment income	$1,256	$1,325	(5)%
Net Investment Income by Operating Segment
Commercial Insurance	$600	$645	(7)%
Consumer Insurance	86	98	(12)
Other	570	582	(2)
Total net investment income	$1,256	$1,325	(5)%
Net realized capital gains (losses)	$142	$54	163%

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

Investment income is allocated to the Commercial Insurance and Consumer Insurance operating segments based on an internal investment income allocation model. The model estimates investable funds based primarily on loss reserves, unearned premiums and a capital allocation for each segment. The investment income allocation is calculated based on the estimated investable funds and risk‑free yields (plus a liquidity premium) consistent with the approximate duration of the liabilities. The actual yields in excess of the allocated amounts and the investment income from the assets not attributed to the Commercial Insurance or the Consumer Insurance operating segments are assigned to the Other category.

Net realized capital gains (losses) and Other income (expense) — net are not allocated to Commercial Insurance and Consumer Insurance, but are reported as part of the Other category.

Net Investment Income

Net investment income is influenced by a number of factors, including equity market performance, changes in overall asset allocation, changes in the timing and amount of expected cash flows on certain structured securities, and the movements of interest rates. Net investment income decreased by $69 million or 5 percent in the first quarter of 2014, compared to the same

Item 2 / results of operations / AIG PROPERTY CASUALTY

period in the prior year, primarily due to lower invested assets and lower income associated with investments accounted for under the fair value option. The decrease in interest rates during the quarter was offset by continued portfolio diversification, which helped mitigate the effects of higher interest rates on matured or sold investments versus new investment yields.

Corporate debt securities continued to be the largest asset category. AIG Property Casualty continued to focus on risk‑weighted opportunistic investments in higher yielding assets such as structured securities and mortgage loans. In addition, AIG Property Casualty continued to maintain a defensive strategy on interest rates in the current rising rate environment, since the first quarter of 2013, by continuing to invest in floating rate securities. This asset diversification has achieved an increase in average yields while the overall credit ratings of AIG Property Casualty’s fixed maturity securities were largely unchanged. AIG Property Casualty expects to continue to refine its investment strategy in 2014 to meet its liquidity, duration and credit quality objectives as well as current risk‑return and tax objectives.

AIG Property Casualty’s total invested assets remained unchanged compared to December 31, 2013. The increase in unrealized appreciation was offset by foreign currency translation adjustment losses in its international portfolio as the U.S. dollar strengthened against the Japanese yen.

Net Realized Capital Gains (Losses)

Net realized capital gains increased in the first quarter of 2014 compared to the same period in the prior year, primarily due to gains on the sales of fixed maturity securities, which were accomplished along with AIG Property Casualty’s portfolio diversification and derisking strategy. In addition to the higher overall gains on sales of securities, gains were also recorded on derivatives used to economically hedge foreign currency positions compared to losses in the same period in the prior year.  AIG Property Casualty recognized other‑than‑temporary impairment charges of $16 million, a slight improvement from the $18 million in charges recognized in the first quarter of 2013, as market factors, such as improved housing fundamentals resulted in impairments remaining at historically low levels.

LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

The following discussion of the consolidated liability for unpaid claims and claims adjustment expense (loss reserves) presents loss reserves for AIG Property Casualty, as well as the loss reserves pertaining to the Mortgage Guaranty reporting unit, which is reported in Other Operations.

The following table presents the components of AIG’s gross loss reserves by major lines of business on a U.S. statutory basis*:

	March 31,	December 31,
(in millions)	2014	2013
Other liability occurrence (including asbestos and environmental)	$20,818	$21,023
International	16,926	17,126
Workers' compensation (net of discount)	15,309	15,390
Other liability claims made	10,765	10,645
Property	3,980	4,111
Auto liability	2,647	2,581
Products liability	1,465	1,463
Medical malpractice	1,683	1,714
Mortgage guaranty / credit	1,317	1,348
Accident and health	1,301	1,378
Commercial multiple peril	1,886	1,886
Aircraft	1,322	1,276
Fidelity/surety	605	538
Other	1,131	1,068
Total	$81,155	$81,547

*    Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

Our gross loss reserves represent the accumulation of estimates of ultimate losses, including estimates for incurred but not reported (IBNR) and loss expenses, less applicable discount for future investment income. AIG Property Casualty regularly reviews and updates the methods and assumptions used to determine loss reserve estimates and to establish the resulting

Item 2 / results of operations / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

reserves. Any adjustments resulting from this review are reflected in pre‑tax operating income. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase prior years’ estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease prior years’ estimates of ultimate cost are referred to as favorable development.

The net loss reserves represent loss reserves reduced by estimated salvage and subrogation, reinsurance recoverable, net of an allowance for unrecoverable reinsurance, and applicable discount for future investment income.

The following table presents the components of net loss reserves:

	March 31,	December 31,
(in millions)	2014	2013
Gross loss reserves before reinsurance and discount	$84,815	$85,102
Less: discount	(3,660)	(3,555)
Gross loss reserves, net of discount, before reinsurance	81,155	81,547
Less: reinsurance recoverable*	(17,199)	(17,231)
Net liability for unpaid claims and claims adjustment expense	$63,956	$64,316

*    Includes $1.6 billion of reinsurance recoverable under a retroactive reinsurance agreement at both March 31, 2014 and December 31, 2013.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.0 billion at both March 31, 2014 and December 31, 2013. These recoverable amounts are related to certain policies with high deductibles, primarily for U.S. commercial casualty business, where AIG Property Casualty manages and pays the entire claim on behalf of the insured and is reimbursed by the insured for the deductible portion of the claim. At March 31, 2014 and December 31, 2013, AIG Property Casualty held collateral totaling $9.1 billion and $9.0 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and trust agreements.

The following table classifies the components of net loss reserves by business unit*:

	March 31,	December 31,
(in millions)	2014	2013
AIG Property Casualty:
Commercial Insurance
Casualty	$35,013	$35,179
Financial lines	9,726	9,607
Specialty	5,607	5,385
Property	4,067	4,229
Total Commercial Insurance	54,413	54,400
Consumer Insurance
Personal lines	3,092	3,350
Accident and health	1,907	1,804
Total Consumer Insurance	4,999	5,154
Other	3,271	3,475
Total AIG Property Casualty	62,683	63,029
Other Operations - Mortgage Guaranty	1,273	1,287
Net liability for unpaid claims and claims adjustment expense	$63,956	$64,316

 * Excludes future policyholder benefits of $3.4 billion and $3.5 billion at March 31, 2014 and December 31, 2013, respectively.

Item 2 / results of operations / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

Discounting of Reserves

The following table presents the components of AIG Property Casualty’s loss reserve discount included above:

	March 31, 2014			December 31, 2013
	Commercial			Commercial
(in millions)	Insurance	Other	Total	Insurance	Other	Total
U.S. workers' compensation:
Tabular	$597	$201	$798	$597	$201	$798
Non-tabular	1,748	1,083	2,831	1,622	1,102	2,724
Asbestos	-	31	31	-	33	33
Total reserve discount	$2,345	$1,315	$3,660	$2,219	$1,336	$3,555

The following table presents the net reserve discount benefit (charge):

Three Months Ended March 31,	2014			2013
	Commercial			Commercial
(in millions)	Insurance	Other	Total	Insurance	Other	Total
Change in loss reserve discount -
current accident year	$42	$-	$42	$71	$-	$71
Change in loss reserve discount -
prior year development	110	(3)	107	-	-	-
Accretion of reserve discount	(26)	(18)	(44)	(71)	(5)	(76)
Net reserve discount benefit (charge)	$126	$(21)	$105	$-	$(5)	$(5)

Commencing January 1, 2014, AIG Property Casualty merged its two internal pooling arrangements into one pool, and changed the participation percentages of the pool members. This resulted in an additional workers’ compensation loss reserve discount benefit of approximately $110 million recorded during the first quarter of 2014. As a result of changes in the participation percentages and domiciliary states of the participants of the combined pool, a portion of the workers’ compensation reserves that had been held in New York subsidiaries and discounted pursuant to New York discounting rules which generally do not permit non-tabular discounting on IBNR and prescribe a fixed 5 percent discount rate for application to case reserves, are now held in Pennsylvania and Delaware subsidiaries and discounted pursuant to Pennsylvania and Delaware rules.  Pennsylvania discounting rules permit non tabular discounting on IBNR and allow a variable discount rate for application to case reserves. AIG Property Casualty received a permitted practice from the Delaware Department of Insurance to allow discounting on the same basis as its Pennsylvania domiciled companies.

Quarterly Reserving Conclusion

AIG net loss reserves represent our best estimate of our liability for net losses and loss expenses as of March 31, 2014. While we regularly review the adequacy of established loss reserves, there can be no assurance that our ultimate loss reserves will not develop adversely and materially exceed our loss reserves as of March 31, 2014. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

Three Months Ended March 31,
(in millions)	2014	2013
Net liability for unpaid claims and claims adjustment expense
at beginning of period	$64,316	$68,782
Foreign exchange effect	(51)	(516)
Change due to retroactive asbestos reinsurance transaction	4	44
Losses and loss expenses incurred:
Current year, undiscounted	5,371	5,411
Prior years (favorable) unfavorable development, undiscounted(a)	185	(53)
Change in discount	(105)	5
Losses and loss expenses incurred	5,451	5,363
Losses and loss expenses paid(b)	5,764	6,848
Net liability for unpaid claims and claims adjustment expense
at end of period	$63,956	$66,825

Item 2 / results of operations / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

(a) See tables below for details of prior year development by business unit, accident year and major class of business.

(b) These amounts exclude benefit from retroactive reinsurance.

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by business unit and major class of business:

Three Months Ended March 31,
(in millions)	2014	2013
Prior accident year development by major class of business:
Commercial Insurance U.S.:
Excess casualty	$13	$(25)
Financial lines including professional liability	(17)	(4)
Primary casualty:
Loss-sensitive	(4)	10
Other	38	46
Healthcare	9	-
Specialty	65	(13)
Property excluding natural catastrophes	(22)	(54)
Natural catastrophes	(42)	14
All other, net	39	(20)
Total Commercial Insurance - U.S.	79	(46)
Commercial Insurance International:
Primary casualty	(14)	10
Financial lines	103	(4)
Specialty	10	(20)
Property excluding natural catastrophes	(17)	15
Natural catastrophes	(5)	(13)
All other, net	-	(3)
Total Commercial Insurance - International	77	(15)
Consumer Insurance - U.S.:
Natural catastrophes	(1)	(23)
All other, net	(27)	(19)
Total Consumer Insurance - U.S.	(28)	(42)
Consumer Insurance - International:
Natural catastrophes	(5)	(1)
All other, net	19	1
Total Consumer Insurance - International	14	-
Other - U.S.:
Asbestos and environmental (1986 and prior)	1	15
Run-off environmental (1987 to 2004)	-	37
Total all other, net	16	-
Total Other - U.S.	17	52
Other - International:
Asbestos and environmental (1986 and prior)	-	9
Total all other, net	(1)	-
Total Other - International	(1)	9
Total AIG Property Casualty	158	(42)
Other Operations - Mortgage Guaranty	27	(11)
Total prior year (favorable) unfavorable development	$185	$(53)

Net Loss Development

In determining the loss development from prior accident years, AIG analyzes and evaluates the change in estimated ultimate loss for each accident year by class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, we examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable. As appropriate, we make adjustments for the difference between the actual and expected loss

Item 2 / results of operations / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

emergence for each accident year. As part of our reserving process, we also consider notices of claims received with respect to emerging and/or evolving issues.

In the first quarter of 2014, the adverse prior year loss development, net of premium accruals of $4 million, was $162 million, primarily due to unfavorable development of $65 million for U.S. Specialty lines and $103 million for the International Financial lines.

In the first quarter of 2013, the net favorable development was $52 million, net of premium accruals of ($10) million, driven by reserve decreases on claims in the Commercial Insurance and Consumer Insurance operating segments that was partially offset by net adverse development in reserves in Other. The net favorable development in Commercial Insurance was primarily attributable to the reduction of reserves on large excess casualty cases and favorable development in domestic property exposures, and partially offset by adverse development in the primary Casualty lines. The favorable development in Consumer Insurance was due to lower than expected losses on natural catastrophe and non-catastrophe exposures in Personal lines. The adverse development in Other included adverse development on legacy asbestos and environmental exposures (1986 and prior), and adverse development on run-off environmental exposures (1987 – 2003).

See AIG Property Casualty Results herein and Other Operations — Other Operations Results — Mortgage Guaranty for further discussion of net loss development.

The following table summarizes development, (favorable) or unfavorable, of  incurred losses and loss expenses for prior years, net of reinsurance, by accident year:

Three Months Ended March 31,
(in millions)	2014	2013
Prior accident year development by accident year:
Accident Year
2013	$(60)	$-
2012	(47)	(38)
2011	58	(27)
2010	54	(19)
2009	48	(31)
2008	57	15
2007	12	(1)
2006	2	8
2005	(1)	4
2004 and prior	62	36
Total prior year (favorable) unfavorable development	$185	$(53)

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

As described more fully in the 2013 Annual Report, AIG Property Casualty’s reserves relating to asbestos and environmental claims reflect comprehensive ground‑up and top-down analyses performed periodically. In the first quarter of 2014, AIG Property Casualty increased its gross asbestos reserves by $9 million and the net asbestos reserves by $19 million primarily to reflect anticipated uncollectible reinsurance (affecting net reserves only), and accretion of discount. There was no additional incurred loss for environmental claims this quarter.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, AIG Property Casualty also has asbestos reserves relating to foreign risks written by non‑U.S. entities of $134 million gross and $107 million net as of March 31, 2014. The asbestos reserves relating to non‑U.S. risks written by non‑U.S. entities were $134 million gross and $108 million net as of December 31, 2013.

Item 2 / results of operations / LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Three Months Ended March 31,	2014		2013
(in millions)	Gross	Net	Gross	Net
Asbestos:
Liability for unpaid claims and claims adjustment expense
at beginning of year	$4,720	$529	$4,896	$427
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	5	-	45
Re-estimation of amounts recoverable under retroactive
reinsurance contracts(a)	-	(1)	-	(1)
Change in net loss reserves due to retroactive reinsurance	-	4	-	44
Loss and loss expenses incurred:
Undiscounted	3	17	-	6
Change in discount	6	3	12	5
Losses and loss expenses incurred(b)	9	20	12	11
Losses and loss expenses paid(b)	(113)	(74)	(167)	(80)
Liability for unpaid claims and claims adjustment expense
at end of period	$4,616	$479	$4,741	$402
Environmental:
Liability for unpaid claims and claims adjustment expense
at beginning of year	$313	$163	$309	$163
Losses and loss expenses incurred	-	-	18	18
Losses and loss expenses paid	(14)	(5)	(18)	(13)
Liability for unpaid claims and claims adjustment expense
at end of period	$299	$158	$309	$168
Combined:
Liability for unpaid claims and claims adjustment expense
at beginning of year	$5,033	$692	$5,205	$590
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	5	-	45
Re-estimation of amount recoverable under retroactive
reinsurance contracts	-	(1)	-	(1)
Change in net loss reserves due to retroactive reinsurance	-	4	-	44
Losses and loss expenses incurred:
Undiscounted	3	17	18	24
Change in discount	6	3	12	5
Losses and loss expenses incurred	9	20	30	29
Losses and loss expenses paid	(127)	(79)	(185)	(93)
Liability for unpaid claims and claims adjustment expense
at end of period	$4,915	$637	$5,050	$570

(a) Re-estimation of amounts recoverable under retroactive reinsurance contracts includes effect of changes in reserve estimates and changes in discount.

(b) These amounts exclude benefit from retroactive reinsurance.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

AIG LIFE AND RETIREMENT

AIG Life and Retirement presents its financial information in two operating segments – Retail and Institutional.

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

AIG Life and Retirement First Quarter 2014 Highlights

Premiums and deposits improved in the first quarter of 2014 compared to the same period in the prior year, primarily due to continued strong demand for variable annuities in the Retirement Income Solutions product line and Retail Mutual Funds, and improved sales of Fixed Annuities, which have benefitted from the modest rise in interest rates since the first quarter of 2013. As a result of the increase in premiums and deposits, net flows increased to $1.0 billion in the first quarter of 2014, compared to negative net flows in the same period in the prior year. See AIG Life and Retirement – Premiums, Deposits and Net Flows for discussion of premiums and additional discussion of net flows by product line.

Pre-tax operating income increased in the first quarter of 2014 compared to the same period in the prior year primarily due to higher fee income from growth in variable annuity assets under management and improved spreads in the interest-sensitive product lines from disciplined pricing on new business and renewal crediting rates, and the run-off of older business with relatively high crediting rates.

Pre-tax income decreased compared to the same period in the prior year, primarily due to net realized capital losses recorded in the first quarter of 2014, compared to net realized capital gains in the same period in the prior year. The net realized capital losses in the first quarter of 2014 were primarily due to changes in the fair value of embedded derivatives related to variable annuity guarantee features, net of hedges, as a result of reductions in interest rates and narrowing of credit spreads. The net realized capital gains in the first quarter of 2013 were primarily due to gains on investment sales related to capital loss carryforward utilization.  The decrease in pre-tax income compared to the same period in the prior year also reflected lower income from legal settlements received, offset by lower loss recognition expense recorded in changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses).

Dividends paid by AIG Life and Retirement subsidiaries to AIG Parent were $1.7 billion in the first quarter of 2014, reflecting continued strong statutory earnings and capital efficiency, and included approximately $316 million of legal settlement proceeds.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

AIG Life and Retirement Results

The following table presents AIG Life and Retirement results:

Three Months Ended March 31,			Percentage
(in millions)	2014	2013	Change
Retail
Revenue:
Premiums	$387	$358	8%
Policy fees	536	487	10
Net investment income	1,628	1,657	(2)
Other income	425	365	16
Operating expenses:
Policyholder benefits and claims incurred	718	635	13
Interest credited to policyholder account balances	563	611	(8)
Amortization of deferred policy acquisition costs	193	163	18
Other acquisition and insurance expenses	668	637	5
Pre-tax operating income	834	821	2
Legal settlements	20	76	(74)
Changes in fair value of fixed maturity securities designated
to hedge living benefit liabilities, net of interest expense	76	(29)	NM
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	41	39	5
Net realized capital gains (losses)	(306)	89	NM
Pre-tax income	$665	$996	(33)%
Institutional
Revenue:
Premiums	$210	$262	(20)%
Policy fees	156	128	22
Net investment income	1,189	1,220	(3)
Other income	35	28	25
Operating expenses:
Policyholder benefits and claims incurred	427	463	(8)
Interest credited to policyholder account balances	390	406	(4)
Amortization of deferred policy acquisition costs	21	25	(16)
Other acquisition and insurance expenses	169	171	(1)
Pre-tax operating income	583	573	2
Legal settlements	10	32	(69)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(11)	(98)	89
Net realized capital gains (losses)	(15)	67	NM
Pre-tax income	$567	$574	(1)%
Total AIG Life and Retirement
Revenue:
Premiums	$597	$620	(4)%
Policy fees	692	615	13
Net investment income	2,817	2,877	(2)
Other income	460	393	17
Operating expenses:
Policyholder benefits and claims incurred	1,145	1,098	4
Interest credited to policyholder account balances	953	1,017	(6)
Amortization of deferred policy acquisition costs	214	188	14
Other acquisition and insurance expenses	837	808	4
Pre-tax operating income	1,417	1,394	2
Legal settlements	30	108	(72)
Changes in fair value of fixed maturity securities designated
to hedge living benefit liabilities, net of interest expense	76	(29)	NM
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	30	(59)	NM
Net realized capital gains (losses)	(321)	156	NM
Pre-tax income	$1,232	$1,570	(22)%

Item 2 / results of operations / AIG LIFE AND RETIREMENT

AIG LIFE AND RETIREMENT PRE-TAX OPERATING INCOME Three Months Ended March 31, (in millions)

AIG Life and Retirement Results

Pre-tax operating income increased in the first quarter of 2014 compared to the same period in the prior year, primarily reflecting higher fee income from individual and group variable annuities driven by growth in assets under management, and improved spreads in the interest-sensitive product lines from disciplined pricing on new business and renewal crediting rates, and the run-off of older business with relatively high crediting rates. Net investment income for the first quarter of 2014 was slightly lower than the same period in the prior year, primarily due to fair value losses on the investment in PICC Group offset in part by higher income from alternative investments and growth in average assets. See AIG Life and Retirement – Investments and Spread Management for additional discussion of variances in net investment income.

Pre-tax income for AIG Life and Retirement decreased because the increase in pre-tax operating income was more than offset by net realized capital losses in the first quarter of 2014 compared to net realized capital gains in the same period of the prior year. The net realized capital losses in the first quarter of 2014 were primarily from the change in the fair value of embedded derivatives related to variable annuity guarantee features, net of hedges, as a result of reductions in interest rates and narrowing of credit spreads during the quarter. The net realized capital gains in the first quarter of 2013 were primarily due to gains on investment sales related to capital loss carryforward utilization. See AIG Life and Retirement – Investments and Spread Management for additional discussion of realized capital gains (losses) on invested assets.

Net realized capital gains (losses) include fair value gains (losses) from embedded derivatives in variable annuities with GMWB living benefit features and related hedges, which are primarily in the Retirement Income Solutions product line of the Retail operating segment and, to a lesser extent, in the Group Retirement product line of the Institutional operating segment. AIG Life and Retirement has a dynamic hedging program designed to manage economic risk exposure associated with the impact of changes in equity markets, interest rates and volatilities on the fair value of embedded derivative liabilities related to these guaranteed living benefit features. This economic hedging program utilizes derivative instruments, including equity options, futures contracts and interest rate swap contracts, as well as U.S. Treasury bonds.

AIG Life and Retirement substantially hedges its exposure to equity markets related to variable annuities with guaranteed benefit features. While a portion of AIG Life and Retirement’s interest rate risk related to these products is unhedged, the majority of the interest rate exposure related to GMWB living benefit features is hedged with derivative instruments and, to a lesser extent, with U. S. Treasury bonds, which AIG Life and Retirement began purchasing in 2012 as a capital-efficient strategy to reduce interest rate risk exposure over time. The hedging-related change in the fair value of the U.S. Treasury

Item 2 / results of operations / AIG LIFE AND RETIREMENT

bonds is also excluded from pre-tax operating income and reported in changes in fair value of fixed maturity securities designated to hedge living benefit liabilities.

The change in fair value of these embedded derivatives, net of hedges other than the U.S. Treasury bonds, included in realized capital losses was $351 million in the first quarter of 2014, compared to a loss of $49 million in the same period in the prior year. The fair value loss in the first quarter of 2014 was primarily due to narrower credit spreads and reductions in interest rates during the quarter, and was partially offset by a $76 million increase in the fair value of the U.S. Treasury bonds used to hedge interest rate risk. The fair value calculation for these embedded derivatives reflects a market participant’s view of AIG Life and Retirement’s claims-paying ability by adjusting the interest rate swap curve used to discount the expected cash flows with an additional spread to reflect non-performance risk. This non-performance spread adjustment is derived from corporate credit spreads in the marketplace, which were lower in the first quarter of 2014 compared to the same period in the prior year and contributed to the increase in fair value losses on embedded derivatives.

The decrease in pre-tax income of AIG Life and Retirement compared to the first quarter of 2013 also reflected lower income from legal settlements with financial institutions that participated in the creation, offering and sale of RMBS from which AIG and its subsidiaries realized losses during the financial crisis. This decrease was more than offset by lower loss recognition expense for certain traditional product lines, which was $11 million in the first quarter of 2014 compared to $102 million in the same period in the prior year. Loss recognition is reported in changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses). See AIG Life and Retirement Reserves and DAC – Other Reserve Changes for additional discussion of loss recognition.

Retail Results

Pre-tax operating income for the Retail operating segment increased in the first quarter of 2014 compared to the same period in the prior year, due in part to higher fee income in the Retirement Income Solutions product line, which reflected growth in assets under management driven by strong sales of variable annuities and positive equity market performance. Base spread (defined as net investment income excluding alternative investments and other enhancements, less interest credited) improved as a result of continued active spread management in interest rate-sensitive product lines. DAC amortization in the first quarter of 2013 was reduced by the favorable impact of equity market performance, which had a minimal impact in the first quarter of 2014. The increase in advisory fees and other income was partially offset by a related increase in advisory expense, which is included in other acquisition and insurance expense, in the first quarter of 2014 compared to the same period in the prior year. These increases in advisory fee income and advisory expenses were due to higher volumes of advisory services, which are offered in the Brokerage Services, Retirement Income Solutions and Retail Mutual Fund product lines.

Pre-tax income for the Retail operating segment decreased compared to the same period in the prior year, because the increase in pre-tax operating income was more than offset by higher fair value losses in the first quarter of 2014 on embedded derivatives related to variable annuity guarantee features, net of hedges other than the U.S. Treasury bonds, primarily due to narrower credit spreads as well a reduction in interest rates during the quarter.  The realized capital losses were partially offset by a favorable variance in the fair value of the U.S. Treasury bonds used to hedge interest rate risk related to these products. The decrease in Pre-tax income for the Retail operating segment also reflected realized capital gains in the first quarter of 2013 on the sale of investments to utilize capital loss carryforwards.

Institutional Results

Pre-tax operating income for the Institutional operating segment, which primarily reflects the Group Retirement product line, increased in the first quarter of 2014 compared to the same period in the prior year, due in part to higher fee income from growth in assets under management driven principally by favorable equity market performance. In addition, base spread improvement in the first quarter of 2014 compared to the same period in the prior year reflected continued active spread management in the Group Retirement product line.

Pre-tax income for the Institutional operating segment decreased in the first quarter of 2014 compared to the same period in the prior year, primarily due to realized capital gains in the first quarter of 2013 on the sale of investments for capital loss carryforward utilization. The decrease in net realized capital gains was partially offset by lower loss recognition expense in the first quarter of 2014 compared to the same period in the prior year. See AIG Life and Retirement Reserves and DAC – Other Reserve Changes for additional discussion of loss recognition, which is reported in changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses).

Item 2 / results of operations / AIG LIFE AND RETIREMENT

AIG Life and Retirement Premiums, Deposits and Net Flows

Premiums represent amounts received on traditional life insurance policies, group benefit policies and deposits on life-contingent payout annuities. Premiums and deposits is a non‑GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance, investment-type annuity contracts and mutual funds.

The following table presents a reconciliation of premiums and deposits to GAAP premiums:

Three Months Ended March 31,
(in millions)	2014	2013
Premiums and deposits	$7,129	$5,580
Deposits	(6,373)	(4,804)
Other	(159)	(156)
Premiums	$597	$620

Premiums  decreased slightly in the first quarter of 2014 compared to the same period in the prior year, primarily from lower structured settlement and terminal funding annuity premiums in the Institutional Markets product line, partially offset by higher immediate annuity premiums in the Fixed Annuities product line.

The following table presents premiums and deposits by operating segment and product line:

Three Months Ended March 31,			Percentage
(in millions)	2014	2013	Change
Retail
Life Insurance and A&H	$827	$835	(1)%
Fixed Annuities	960	376	155
Retirement Income Solutions	2,173	1,413	54
Retail Mutual Funds	1,162	833	39
Closed blocks	19	29	(34)
Total premiums and deposits	$5,141	$3,486	47%
Institutional
Group Retirement	$1,708	$1,740	(2)%
Institutional Markets	147	181	(19)
Group Benefits	133	173	(23)
Total premiums and deposits	1,988	2,094	(5)
Total Life and Retirement premiums and deposits	$7,129	$5,580	28%

Premiums and deposits improved significantly in the first quarter of 2014 compared to the same period in the prior year, primarily from continued strong sales of annuities in the Retirement Income Solutions product line, improved sales in the Fixed Annuities product line and increased sales of Retail Mutual Funds.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

TOTAL PREMIUMS by OPERATING SEGMENT Three Months Ended March 31, (in millions)	TOTAL PREMIUMS AND DEPOSITS by OPERATING SEGMENT Three Months Ended March 31, (in millions)

Net Flows

Net flows are presented for investment product lines, which include Fixed Annuities, Retirement Income Solutions, Retail Mutual Funds and Group Retirement.  Net flows from annuities, which are included in the Fixed Annuities, Retirement Income Solutions and Group Retirement product lines, represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows from mutual funds, which are included in the Retail Mutual Funds and Group Retirement product lines, represent deposits less withdrawals.

The following table summarizes net flows for investment product lines:

Three Months Ended March 31,			Percentage
(in millions)	2014	2013	Change
Net flows
Fixed Annuities	$(415)	$(999)	58%
Retirement Income Solutions	1,269	571	122
Retail Mutual Funds	240	301	(20)
Group Retirement	(78)	(117)	33
Total net flows*	$1,016	$(244)	NM	%

*Excludes activity related to closed blocks of fixed and variable annuities, which have reserves of approximately $5.6 billion and $6.0 billion at March 31, 2014 and 2013, respectively.

Total net flows from annuities and mutual funds in AIG Life and Retirement’s investment product lines increased in the first quarter of 2014 compared to the same period in the prior year. A discussion of the significant variances in net flows for each of these product lines follows, including variances in premiums and deposits, a key component of net flows.

Retail Net Flows

Fixed Annuities premiums and deposits showed improvement in the first quarter of 2014 compared to the same period in the prior year, due to modest increases in interest rates and steepening of the yield curve during 2013, which has made fixed annuity products more attractive in the marketplace compared to competing products such as bank deposits. While still

Item 2 / results of operations / AIG LIFE AND RETIREMENT

negative, fixed annuities net flows for the first quarter of 2014 improved compared to the same period in the prior year primarily due to the increase in deposits and relatively stable surrender rates.

Retirement Income Solutions premiums and deposits increased significantly and net flows more than doubled in the first quarter of 2014 compared to the same period in the prior year, reflecting a lower surrender rate and a continued high volume of variable annuity sales, which have benefitted from product enhancements and expanded distribution as well as a more favorable competitive environment.

Retail Mutual Fund deposits increased in the first quarter of 2014 compared to the same period in the prior year, driven primarily by sales of the Focused Dividend Strategy product offering.  Due in part to the substantial growth in the volume of assets under management during 2013, Retail Mutual Funds also experienced higher redemptions in the first quarter of 2014, primarily in the Focused Dividend Strategy fund, resulting in lower net flows compared to the same period in the prior year.

Institutional Net Flows

Group Retirement net flows, while still negative due to lower premiums and deposits, improved in the first quarter of 2014 compared to the same period in the prior year principally due to an improvement in the surrender rate.

The following table presents reserves for selected investment product lines by surrender  charge category at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Group	Individual	Retirement	Group	Individual	Retirement
	Retirement	Fixed	Income	Retirement	Fixed	Income
(in millions)	Products(a)	Annuities	Solutions	Products(a)	Annuities	Solutions
No surrender charge(b)	$61,344	$31,821	$2,072	$60,962	$30,906	$2,065
0% – 2%	1,552	2,572	16,770	1,508	2,261	16,839
Greater than 2% – 4%	1,960	4,451	2,876	1,967	4,349	2,734
Greater than 4%	5,801	15,568	20,691	5,719	16,895	19,039
Non-surrenderable	393	2,765	170	315	2,758	67
Total reserves	$71,050	$57,177	$42,579	$70,471	$57,169	$40,744

(a) Excludes mutual fund assets under management of $15.6 billion and $15.1 billion at March 31, 2014 and December 31, 2013, respectively.

(b) Group Retirement Products include reserves of approximately $6.2 billion that are subject to 20 percent annual withdrawal limitations at both March 31, 2014 and December 31, 2013.

The following table presents surrender rates for selected investment product lines for the three month periods ended March 31, 2014 and 2013:

Three Months Ended March 31,	2014	2013
Surrenders as a percentage of average account value
Fixed Annuities	6.8%	6.6%
Retirement Income Solutions	7.5	8.9
Group Retirement	7.7	9.0

AIG Life and Retirement Investments and Spread Management

Investments

AIG Life and Retirement invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Income from these investments, as well as cash and short-term investments, is included in the measure of base net investment income, after excluding certain items such as call and tender income, mortgage prepayment fees, change in accretion of discount for certain high credit quality structured securities and impairment charges on investments in leased commercial aircraft.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

In addition, AIG Life and Retirement seeks to enhance returns through investments in a diversified portfolio of private equity funds, hedge funds, and affordable housing partnerships. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields. AIG Life and Retirement’s investment portfolio also includes, to a lesser extent, common and preferred stocks and yield-enhancement items, such as the investment in PICC Group and other securities for which the fair value option has been elected.

AIG Life and Retirement’s fundamental investment strategy is to maintain a diversified, high quality portfolio of fixed maturity securities with the intent to largely match the characteristics of liabilities, including duration, which is a measure of sensitivity to changes in interest rates. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, certain portfolios are shorter in duration and others are longer in duration.  See Investments herein for additional discussion of the asset liability management process.

Yield and Net Investment Income

Overall, AIG Life and Retirement’s fixed maturity portfolio yields in the first quarter of 2014 declined compared to the same period in the prior year as the result of investment purchases that were made during 2013 at yields lower than the weighted average yield of the existing portfolio. During prolonged periods of low or declining interest rates, investment of new net flows and reinvestment of portfolio cash flows from investment sales, interest and maturities are generally made at rates lower than those of the existing portfolio.

Opportunistic investments in structured securities, private placement corporate debt securities and commercial mortgage loans continue to be made and have contributed to improved base yields and helped to offset the impact of the lower interest rate environment.

AIG Life and Retirement maintains investment portfolios for each product line which, to the extent practicable, match established duration targets based on the characteristics of liabilities. Net investment income from assets that support liabilities is allocated to the product line they support. Net investment income from investments in excess of liabilities, which include the majority of the alternative investments, is allocated to the product lines using a capital-based internal allocation model.

Net Investment Income

Net investment income for the first quarter of 2014 decreased slightly compared to the same period in the prior year, primarily due to $45 million in net losses on securities for which the fair value option has been elected, including the investment in PICC Group, compared to $80 million of net gains on such assets in the same period of the prior year. The fair value losses in the first quarter of 2014 were partially offset by a $51 million increase in income from alternative investments compared to the same period in the prior year, and a slight increase in base net investment income, which excludes alternative investments and other enhancements, due to growth in invested assets, partially offset by lower fixed maturity yields on reinvestment of proceeds from sales to utilize capital loss carryforwards during 2013. Base investment income in the first quarter of 2014 also included participation income on a commercial mortgage loan and income from the redemption of an asset classified in Other invested assets.

Spread Management

The contractual provisions for renewal of crediting rates and guaranteed minimum crediting rates included in products may have the effect, in a continued low interest rate environment, of reducing spreads and thus reducing future profitability. Although this interest rate risk is partially mitigated through AIG Life and Retirement’s asset‑liability management process, product design elements and crediting rate strategies, a prolonged low interest rate environment may negatively affect future profitability.

Disciplined pricing on new business is used to continue to pursue new sales of life and annuity products at targeted net investment spreads in the current low interest rate environment. AIG Life and Retirement has a dynamic product management process to ensure that new business offerings appropriately reflect the current interest rate environment. To the extent that AIG Life and Retirement cannot achieve targeted net investment spreads on new business, products are re-priced or no longer sold. Additionally, existing products with higher minimum rate guarantees have been re-filed with lower crediting rates as permitted under state insurance product regulations.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

•         New sales of fixed annuity products generally have minimum interest rate guarantees of 1 percent.

•         Universal life insurance interest rate guarantees are generally 2 to 3 percent on new non-indexed products and zero to 2 percent on new indexed products, and are designed to be sufficiently low to meet targeted net investment spreads. AIG Life and Retirement is in the process of lowering the minimum guaranteed interest rates on new products, and expects this process to be substantially completed in 2014.

Renewal crediting rate management is done under contractual provisions in annuity and universal life products that were designed to allow crediting rates to be reset at pre-established intervals subject to minimum crediting rate guarantees. AIG Life and Retirement has adjusted, and will continue to adjust, crediting rates to maintain targeted net investment spreads on both new business and in-force business where crediting rates are above minimum guarantees. In addition to annuity and universal life products, certain traditional long-duration products for which AIG Life and Retirement does not have the ability to adjust interest rates, such as payout annuities, expose AIG Life and Retirement to reduced earnings and potential loss recognition reserve increases in a prolonged low interest rate environment. See AIG Life and Retirement Reserves and DAC – Other Reserve Changes for additional discussion of loss recognition.

As of March 31, 2014, AIG Life and Retirement’s universal life and annuity products had minimum guaranteed interest rates ranging from 1 percent to 5.5 percent, with the higher rates representing guarantees on older products. As indicated in the table below, approximately 72 percent of annuity and universal life account values were at their minimum crediting rates as of March 31, 2014, compared to 73 percent at December 31, 2013. As a result of disciplined pricing on new business and the run-off of older business with higher minimum interest crediting rates, fixed annuity account values having contractual minimum guaranteed rates above 1 percent decreased from 84 percent at December 31, 2013 to 82 percent at March 31, 2014.

The following table presents universal life and fixed annuity account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
March 31, 2014		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Universal life insurance
1%	$59	$-	$5	$64
> 1% - 2%	46	64	209	319
> 2% - 3%	396	332	1,440	2,168
> 3% - 4%	2,061	575	1,182	3,818
> 4% - 5%	4,169	183	-	4,352
> 5% - 5.5%	311	-	-	311
Subtotal	$7,042	$1,154	$2,836	$11,032
Fixed annuities *
1%	$2,406	$6,237	$8,408	$17,051
> 1% - 2%	13,142	3,237	5,276	21,655
> 2% - 3%	32,459	182	2,318	34,959
> 3% - 4%	13,484	86	43	13,613
> 4% - 5%	8,111	-	4	8,115
> 5% - 5.5%	230	-	5	235
Subtotal	$69,832	$9,742	$16,054	$95,628
Total	$76,874	$10,896	$18,890	$106,660
Percentage of total	72%	10%	18%	100%

*    Fixed annuities include fixed options within variable annuities sold in Group Retirement and Retirement Income Solutions product lines.

Net Realized Capital Gains (Losses)

AIG Life and Retirement’s pre-tax income reflects net realized capital losses in the first quarter of 2014 compared to net realized capital gains in the same period in the prior year, due in part to a decrease in net capital gains on the sales of investments, which were $107 million in the first quarter of 2014 compared to $300 million in the same period in the prior year.  The first quarter of 2013 included investment sales related to the utilization of capital loss carryforwards. Other-than-temporary impairments remained at relatively low levels in the first quarter of 2014 and were comparable to the same period in the prior year.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

In addition to investment activity, AIG Life and Retirement’s net realized capital gains (losses) also included a decrease from the change in fair value of embedded derivatives in variable annuities with GMWB living benefit features and related hedges, primarily in the Retail operating segment. See AIG Life and Retirement - Results for additional discussion of such activity.

NAIC Designations

The Securities Valuation Office (SVO) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC Designations of “1” highest quality, or “2” high quality, include fixed maturity securities considered investment grade, while NAIC Designations of “3” through “6” generally include fixed maturity securities referred to as below investment grade. The NAIC has adopted revised rating methodologies for certain structured securities, including non-agency RMBS and CMBS, which are intended to enable a more precise assessment of the value of such structured securities and increase the accuracy in assessing expected losses to better determine the appropriate capital requirement for such structured securities. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of AIG Life and Retirement’s fixed maturity security portfolio by NAIC Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies. See Investments – Credit Ratings herein for a full description of the composite AIG credit ratings.

The following table presents the fixed maturity security portfolio of AIG Life and Retirement categorized by NAIC Designation, at fair value:

March 31, 2014
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$47,118	$63,496	$110,614	$4,182	$2,239	$367	$96	$6,884	$117,498
Mortgage-backed, asset-backed and collateralized	39,547	1,537	41,084	878	363	271	585	2,097	43,181
Total*	$86,665	$65,033	$151,698	$5,060	$2,602	$638	$681	$8,981	$160,679

*  Excludes $1.0 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within AIG Life and Retirement that require a statutory filing.

The following table presents the fixed maturity security portfolio of AIG Life and Retirement categorized by composite AIG credit rating, at fair value:

March 31, 2014
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$47,084	$63,801	$110,885	$3,955	$2,291	$367	$6,613	$117,498
Mortgage-backed, asset-backed and collateralized	23,930	3,051	26,981	1,788	1,798	12,614	16,200	43,181
Total*	$71,014	$66,852	$137,866	$5,743	$4,089	$12,981	$22,813	$160,679

*  Excludes $1.0 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within AIG Life and Retirement that require a statutory filing.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

AIG Life and Retirement Reserves and DAC

The following table presents AIG Life and Retirement insurance reserves and mutual fund assets under management:

Three Months Ended March 31,
(in millions)	2014	2013
Retail
Balance at beginning of year, gross	$137,278	$123,699
Premiums and deposits	5,141	3,486
Surrenders and withdrawals	(2,839)	(2,497)
Death and other contract benefits	(855)	(795)
Subtotal	1,447	194
Change in fair value of underlying assets and reserve accretion, net of
policy fees	523	1,745
Cost of funds	529	581
Other reserve changes	(382)	486
Balance at end of period	139,395	126,705
Reserves related to unrealized appreciation of investments	138	370
Reinsurance ceded	(1,485)	(1,497)
Total insurance reserves and retail mutual funds assets under management	$138,048	$125,578
Institutional
Balance at beginning of year, gross	$119,892	$110,494
Premiums and deposits	1,988	2,094
Surrenders and withdrawals	(1,727)	(3,012)
Death and other contract benefits	(522)	(477)
Subtotal	(261)	(1,395)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	1,193	3,093
Cost of funds	386	398
Other reserve changes	(165)	12
Balance at end of period	121,045	112,602
Reserves related to unrealized appreciation of investments	511	2,004
Reinsurance ceded	(205)	(222)
Total insurance reserves and group mutual fund assets under management	$121,351	$114,384
Total AIG Life and Retirement:
Balance at beginning of year, gross	$257,170	$234,193
Premiums and deposits	7,129	5,580
Surrenders and withdrawals	(4,566)	(5,509)
Death and other contract benefits	(1,377)	(1,272)
Subtotal	1,186	(1,201)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	1,716	4,838
Cost of funds	915	979
Other reserve changes	(547)	498
Balance at end of period	260,440	239,307
Reserves related to unrealized appreciation of investments	649	2,374
Reinsurance ceded	(1,690)	(1,719)
Total insurance reserves and mutual fund assets under management	$259,399	$239,962

Other Reserve Changes

Other reserve changes in the table above include loss recognition on certain long-term payout annuity contracts. Sales of securities in connection with the program to utilize capital loss carryforwards and other investment sales with subsequent reinvestment at lower yields triggered recording of loss recognition reserves of $11 million in the first quarter of 2014 and $102 million in the first quarter of 2013, primarily on certain long-term payout annuity contracts. Assumptions related to investment yields, mortality experience and expenses are reviewed periodically and updated as appropriate, which could also result in additional loss recognition reserves. Loss recognition attributable to the program to utilize capital loss carryforwards is excluded from Pre-tax operating income and reported within Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses) in the AIG Life and Retirement Results table herein.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in DAC related to unrealized appreciation of investments generally moves in the opposite direction of the changes in unrealized appreciation of the available for sale securities portfolio. The increase in the unrealized appreciation of investments in the first quarter of 2014 driven by the decline in market interest rates resulted in a decrease in DAC and an increase in shadow loss reserves related to unrealized appreciation of investments. The change in this component of DAC and shadow loss reserves in the first quarter of 2014 was greater than the change in the same period of the prior year, due to a larger movement in unrealized appreciation of investments.

DAC Rollforward

The following table summarizes the major components of the changes in AIG Life and Retirement DAC:

Three Months Ended March 31,
(in millions)	2014	2013
Balance, beginning of year	$6,723	$5,672
Acquisition costs deferred	227	179
Amortization expense	(171)	(153)
Change related to unrealized depreciation (appreciation) of investments	(319)	(259)
Other	-	(5)
Balance, end of period*	$6,460	$5,434

* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $7.9 billion and $7.6 billion at March 31, 2014 and 2013, respectively.

Estimated Gross Profits for Investment-Oriented Products

Policy acquisition costs and policy issuance costs that are incremental and directly related to the successful acquisition of new or renewal of existing contracts for investment-oriented products are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over a period that approximates the estimated lives of the contracts. Estimated gross profits include net investment income and spreads, net realized capital gains and losses, fees, surrender charges, expenses, and mortality gains and losses. If the assumptions used for estimated gross profits change significantly, DAC and related reserves (which may include VOBA, SIA, guaranteed benefit reserves and unearned revenue reserves) are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products.

In estimating future gross profits for variable annuity products, a long-term annual asset growth assumption is applied to estimate the future growth in assets and related asset-based fees.  In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a “reversion to the mean” methodology, whereby short-term asset growth above or below the long-term annual rate assumption will impact the growth assumption applied to the five-year period subsequent to the current balance sheet date. When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions for the five-year reversion to the mean period remaining below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods. For variable annuities in the Retirement Income Solutions product line, the assumed annual growth rate has remained above zero percent for the five-year reversion to the mean period and therefore has not met the criteria for adjustment; however, additional favorable equity market performance in excess of long-term assumptions could result in “unlocking” in this product line in the future, with a positive effect on pre-tax income in the period of the unlocking.

Item 2 / results of operations / OTHER OPERATIONS

OTHER OPERATIONS

AIG’s Other Operations include results from Mortgage Guaranty, GCM, DIB, Corporate & Other (after allocations to AIG’s business segments) and Aircraft Leasing as presented below.

Mortgage Guaranty (or UGC) offers private residential mortgage guaranty insurance, which protects mortgage lenders and investors from loss due to borrower default and loan foreclosure.  The coverage we provide – which is called mortgage guaranty insurance, mortgage insurance, or simply “MI” – enables borrowers to purchase a house with a modest down payment by protecting lenders against the increased risk of borrower default related to high loan-to-value (LTV) mortgages – those with less than 20 percent equity.

Global Capital Markets consists of the operations of AIG Markets and the remaining derivatives portfolio of AIGFP. AIG Markets acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services for AIG entities. The AIGFP portfolio continues to be wound down and is managed consistent with our risk management objectives.

Direct Investment Book consists of a portfolio of assets and liabilities held directly by AIG Parent in the MIP and certain non‑derivative assets and liabilities of AIGFP. The DIB portfolio is being wound down and is managed with the objective of ensuring that at all times it maintains the liquidity we believe is necessary to meet all of its liabilities as they come due, even under stress scenarios, and to maximize returns consistent with our risk management objectives.

Corporate & Other consists primarily of interest expense, consolidation and eliminations, expenses of corporate staff not attributable to specific reportable segments, certain expenses related to internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate level net realized capital gains and losses, certain litigation‑related charges and credits, the results of AIG’s other non‑core business operations, and net loss on sale of properties and divested businesses that did not meet the criteria for discontinued operations accounting treatment.

Aircraft Leasing consists of ILFC. ILFC is one of the world’s leading aircraft lessors. ILFC acquires commercial jet aircraft from various manufacturers and other parties and leases those aircraft to airlines around the world. See Note 4 to the Condensed Consolidated Financial Statements for a discussion on the sale of ILFC.

Item 2 / results of operations / OTHER OPERATIONS

Other Operations Results

The following table presents AIG’s Other operations results:

Three Months Ended March 31,			Percentage
(in millions)	2014	2013	Change
Other operations pre-tax operating loss:
Mortgage Guaranty	$76	$41	85%
Global Capital Markets	29	227	(87)
Direct Investment book	440	329	34
Corporate & Other:
Interest expense	(325)	(397)	18
Corporate expenses, net	(243)	(261)	7
Other non-core businesses	17	(60)	NM
Total Corporate & Other operating loss	(551)	(718)	23
Consolidation and eliminations	1	1	-
Total Other operations pre-tax operating loss	(5)	(120)	96
Legal reserves	(24)	(11)	(118)
Legal settlements	(12)	2	NM
Loss on extinguishment of debt*	(238)	(340)	30
Aircraft Leasing	17	43	(60)
Net gain on sale of divested businesses	4	-	NM
Changes in benefit reserves and DAC, VOBA and SIA
related to net realized gains (losses)	(12)	-	NM
Net realized capital gains (losses)	(75)	45	NM
Total Other Operations pre-tax loss	$(345)	$(381)	9%

*    For the first quarter of 2014, reflects the loss on extinguishment of DIB debt, of which $30 million was reported by the DIB and $208 million (net of accelerated amortization of $49 million related hedge accounting basis difference) was reported by Corporate & Other. See Liquidity and Capital Resources for discussion of debt redemptions and repurchases.

Total OTHER OPERATIONS Pre-Tax OPERATING INCOME (LOSS)

Three Months Ended March 31,

(in millions)

Item 2 / results of operations / OTHER OPERATIONS

Mortgage Guaranty Results

The following table presents Mortgage Guaranty results:

Three Months Ended March 31,			Percentage
(dollars in millions)	2014	2013	Change
Underwriting results:
Net premiums written	$231	$246	(6)%
Increase in unearned premiums	(18)	(52)	65
Net premiums earned	213	194	10
Claims and claims adjustment expenses
incurred	118	131	(10)
Underwriting expenses	54	56	(4)
Underwriting income	41	7	486
Net investment income	35	34	3
Pre-tax operating income	76	41	85
Net realized capital gains	1	3	(67)
Pre-tax income	$77	$44	75%
Key metrics:
New insurance written	$7,745	$10,658	(27)%
Domestic first-lien:
Risk in force	$37,352	$30,138
60+ day delinquency ratio on primary loans(a)	5.3%	7.9%
Domestic second-lien:
Risk in force(b)	$991	$1,212

(a) Based on number of policies.

(b) Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

Pre-Tax oPERATING INCOME (LOSS) Three Months Ended March 31, (in millions)	new insurance written Three Months Ended March 31, (in millions)

Pre-tax operating income in the first quarter of 2014 increased compared to the same period in the prior year due to improved underwriting income as a result of an increase in net premiums earned in the first-lien business, and decreases in claims and claims adjustment expenses incurred. Partially offsetting these items were declines in net premiums earned in second-lien, student loan and international businesses, all of which were placed into run-off during 2008, and unfavorable prior year net loss development on all lines of $27 million in the first quarter of 2014 compared to favorable development of $11 million in the same period of 2013.

UGC’s combined ratio improved from 96.4 in the first quarter of 2013 to 80.8 in the same period of 2014.  The improved combined ratio reflects the increase in earned premiums and the favorable loss experience of the business written after 2008, which now represents 62 percent of earned premiums for the first quarter of 2014 compared to 47 percent for the same period of 2013.

Item 2 / results of operations / OTHER OPERATIONS

The first-lien net premiums earned increased $28 million largely resulting from growth in the book of business and to a lesser extent the acceleration of premiums earned as the result of the recognition of a shorter expected coverage period on certain single premium business. This increase was partially offset by an $8 million decrease in net premiums earned from run-off businesses.

The decline in claims and claims adjustment expenses incurred reflected decreases in first-lien, second lien and international claims and claims adjustment expenses of $5 million, $7 million and $10 million, respectively, which were partially offset by a $9 million increase in student loan claims and claims adjustment expenses. The decline in first-lien claims and claims adjustment expenses incurred was primarily the result of lower newly reported delinquencies, higher cure rates and a $7 million benefit from a commutation completed during the first quarter of 2014. These favorable trends were partially offset by an increase in first-lien reserves as a result of a change in the assumptions for overturn rates on previously denied claims. Second-lien claims and claims adjustment expenses decreased primarily due to a decline in overturns of previously denied claims and higher favorable prior year development in 2014. International claims and claims adjustment expenses decreased primarily due to declining levels of in force business reflecting de-risking efforts over the last several quarters and the continued runoff of the portfolio.  Student loan claims and claims adjustment expenses increased in 2014 compared to the same period in the prior year primarily due to the commutation of a significant portion of the business in early 2013 that reduced incurred loss and loss adjustment expenses during that period.

The $27 million of unfavorable prior year loss development reflects $41 million of unfavorable development in the first-lien business driven primarily by the change in the assumptions for overturn rates on previously denied claims.  This unfavorable development was partially offset by favorable prior year loss development in second-lien and student loan businesses of $10 million and $4 million, respectively, reflecting the favorable loss recoveries on prior years’ claims in both of these businesses.

New insurance written, which represents the original principal balance of the insured mortgages, decreased in the first quarter of 2014 compared to the same period in the prior year due to declining levels of refinancing activity, which was partially offset by growth in new insurance written from mortgages on home purchases.

Global Capital Markets Results

GCM’s pre-tax income and pre-tax operating income decreased in the first quarter of 2014 compared to the same period in the prior year primarily due to declines in unrealized market valuation gains related to the super senior CDS portfolio and in net credit valuation adjustments on derivative assets and liabilities.

Unrealized market valuation gains on the CDS portfolio of $75 million and $171 million were recognized in the first quarters of 2014 and 2013, respectively. The decline resulted primarily from amortization and price movements within the CDS portfolio.

Net credit valuation adjustment losses of $25 million were recognized in the first quarter of 2014 compared to net credit valuation adjustment gains of $53 million in the same period in the prior year. The decline resulted primarily from the recognition of credit valuation losses on derivative assets in the first quarter of 2014 due to higher exposure of uncollateralized derivative assets compared to credit valuation gains on uncollateralized derivative assets in the same period in the prior year due to the tightening of counterparty credit spreads.

Direct Investment Book Results

The following table presents Direct Investment book results:

Three Months Ended March 31,			Percentage
(in millions)	2014	2013	Change
Pre-tax operating income	$440	$329	34%
Loss on extinguishment of debt	(30)	(4)	NM
Net realized capital losses	(55)	(13)	(323)
Pre-tax income	$355	$312	14%

The DIB’s pre‑tax income and pre‑tax operating income increased in the first quarter of 2014 compared to the same period in the prior year primarily due to fair value appreciation on ABS CDOs and an increase in gains realized upon unwinding certain

Item 2 / results of operations / OTHER OPERATIONS

positions, partially offset by a decline in net credit valuation adjustments on assets and liabilities for which the fair value option was elected.

Fair value appreciation on ABS CDOs was $226 million and $108 million in the first quarter of 2014 and 2013, respectively, driven primarily by improved collateral pricing due to improvements in home price indices and amortization of the underlying collateral.

Net credit valuation adjustment gains of $139 million and $226 million were recognized in the first quarter of 2014 and 2013, respectively. The decrease resulted primarily from a decline in the portfolio size due to sales and maturities as well as lower credit valuation gains on assets due to less significant tightening of counterparty credit spreads, partially offset by lower credit valuation losses on liabilities due to less significant tightening of AIG’s credit spreads in the first quarter of 2014 compared to the same period in the prior year.

The following table presents credit valuation adjustment gains (losses) for the DIB (excluding intercompany transactions):

Three Months Ended March 31,
(in millions)	2014	2013
Counterparty Credit Valuation Adjustment on Assets:
Other bond securities	$150	$250
Loans and other assets	-	10
Increase in assets	150	260
AIG's Own Credit Valuation Adjustment on Liabilities:
Notes and bonds payable	(7)	(36)
Guaranteed Investment Agreements	(3)	5
Other liabilities	(1)	(3)
Increase in liabilities	(11)	(34)
Net increase to pre-tax operating income	$139	$226

Corporate & Other Results

Corporate & Other reported a decrease in pre‑tax operating losses for the first quarter of 2014 compared to the same period in the prior year primarily due to lower interest expense from ongoing debt management activities described in Liquidity and Capital Resources and improved results from investments in life settlements and real estate investments.

Aircraft Leasing Results

The following table presents Aircraft Leasing results:

Three Months Ended March 31,			Percentage Change
(in millions)	2014	2013	2014 vs. 2013
Aircraft leasing revenues, excluding net
realized capital gains (losses):
Rental revenue	$1,068	$1,024	$4%
Interest and other revenues	45	50	(10)
Total aircraft leasing revenues, excluding net
realized capital gains (losses)	1,113	1,074	4
Operating expenses:
and lease-related charges	20	-	NM
Other expenses	1,076	1,031	4
Total aircraft leasing expense	1,096	1,031	6
Pre-tax income (loss)	$17	$43	$(60)%

Aircraft Leasing reported pre-tax income in both 2014 and 2013, primarily due to certain adjustments to ILFC’s assets and liabilities classified as held-for-sale. See Note 4 to the Consolidated Financial Statements for more information regarding Aircraft Leasing.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet our payment obligations.  It is defined as cash and unencumbered assets that can be monetized in a short period of time at a reasonable cost.  We manage our liquidity prudently through various risk committees, policies and procedures, and a stress testing and liquidity framework established by Enterprise Risk Management (ERM). Our liquidity framework is designed to measure both the amount and composition of our liquidity to meet financial obligations in both normal and stressed markets. See Part II, Item 7. MD&A — Enterprise Risk Management — Risk Appetite, Identification, and Measurement in the 2013 Annual Report and Enterprise Risk Management — Liquidity Risk Management below for additional information.

Capital refers to the long-term financial resources available to support the operation of our businesses, fund business growth, and cover financial and operational needs that arise from adverse circumstances. Our primary source of ongoing capital generation is the profitability of our insurance subsidiaries. We and our insurance subsidiaries must comply with numerous constraints on our minimum capital positions. These constraints drive the requirements for capital adequacy for both AIG and the individual businesses and are based on internally-defined risk tolerances, regulatory requirements, rating agency and creditor expectations and business needs. Actual capital levels are monitored on a regular basis, and using ERM’s stress testing methodology, we evaluate the capital impact of potential macroeconomic, financial and insurance stresses in relation to the relevant capital constraints of both AIG and our insurance subsidiaries.

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

Depending on market conditions, regulatory and rating agency considerations and other factors, we may take various liability and capital management actions. Liability management actions may include, but are not limited to, repurchasing or redeeming outstanding debt, issuing new debt or engaging in debt exchange offers. Capital management actions may include, but are not limited to, paying dividends to our shareholders and share repurchases.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights During the Three Months Ended March 31, 2014

Sources

•      AIG Parent Funding from Subsidiaries

During the first quarter of 2014, AIG Parent collected a $1.7 billion cash dividend from AIG Life and Retirement, which included approximately $316 million of legal settlement proceeds, and, as planned, did not collect any dividends from AIG Property Casualty.

Uses

•    Debt Reduction

During the first quarter of 2014, we reduced DIB debt by $2.2 billion through a redemption of $1.2 billion aggregate principal amount of its 4.250% Notes due 2014 and a repurchase of $1.0 billion aggregate principal amount of its 8.250% Notes due 2018 using cash allocated to the DIB.*

We also made other repayments of approximately $926 million. AIG Parent made interest payments on our debt instruments totaling $363 million.

•    Dividend

We paid a cash dividend of $0.125 per share on AIG Common Stock in the first quarter of 2014.

•    Repurchase of Common Stock

We repurchased approximately 17.4 million shares of AIG Common Stock in the first quarter of 2014, for an aggregate purchase price of approximately $867 million.

*  On May 5, 2014, AIG further reduced DIB debt through a redemption of $750 million aggregate principal amount of its 3.000% Notes due 2015 using cash allocated to the DIB.

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Three Months Ended March 31,
(in millions)	2014	2013
Sources:
Net cash provided by (used in) operating activities	$763	$(149)
Net cash provided by changes in restricted cash	-	296
Net cash provided by other investing activities	4,450	3,668
Changes in policyholder contract balances	460	-
Issuance of long-term debt	1,583	1,395
Net cash provided by other financing activities	-	420
Total sources	7,256	5,630
Uses:
Change in restricted cash	(667)	-
Change in policyholder contract balances	-	(1,196)
Repayments of long-term debt	(3,281)	(4,337)
Purchases of AIG Common Stock	(867)	-
Net cash used in other financing activities *	(2,184)	-
Total uses	(6,999)	(5,533)
Effect of exchange rate changes on cash	(11)	(36)
Increase in cash	$246	$61

*    Includes payment of cash dividend in 2014.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of AIG’s Condensed Consolidated Statements of Cash Flows:

Three Months Ended March 31,
(in millions)	2014	2013
Summary:
Net cash provided by (used in) operating activities	$763	$(149)
Net cash provided by investing activities	3,783	3,964
Net cash used in financing activities	(4,289)	(3,718)
Effect of exchange rate changes on cash	(11)	(36)
Increase in cash	246	61
Cash at beginning of year	2,241	1,151
Change in cash of businesses held-for-sale	3	15
Cash at end of period	$2,490	$1,227

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $0.8 billion for the three months ended March 31, 2014 compared to $1.0 billion in the three months ended March 31, 2013. Cash provided by operating activities excluding interest payments was $1.6 billion for the three months ended March 31, 2014 and $0.8 billion for the three months ended March 31, 2013. Operating cash flow activities for the three months ended March 31, 2014 include:

•    $0.7 billion of cash used by AIG Property Casualty in both the three months ended March 31, 2014 and 2013, primarily due to lower pre-tax operating income in 2014 and the timing of the payments related to catastrophe losses in 2013;

•    $0.5 billion of cash provided by AIG Life and Retirement in the three months ended March 31, 2014 compared to cash provided of $0.4 billion in the three months ended March 31, 2013, which reflects the continued profitability of AIG Life and Retirement.

•    $0.6 billion of cash provided by operating activities of business held-for-sale for both the three month periods ended March 31, 2014 and 2013.

Investing Cash Flow Activities

Net cash provided by investing activities for the three months ended March 31, 2014 and 2013 includes approximately $1.7 billion and $1.1 billion, respectively, of cash collateral received in connection with the securities lending program launched during 2012 by AIG Life and Retirement.

Financing Cash Flow Activities

Net cash used in financing activities for the three months ended March 31, 2014 includes:

•    approximately $182 million to pay a dividend of $0.125 per share on AIG Common Stock;

•    approximately $867 million to repurchase approximately 17.4 million shares of AIG Common Stock;

•    approximately $3.1 billion to repay long-term debt; see Debt – Debt Maturities below; and

•    approximately $200 million to repay long-term debt of business held-for-sale.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Net cash used in financing activities for the three months ended March 31, 2013 includes:

•    approximately $1.1 billion to redeem our 7.70% Series A-5 Junior Subordinated Debentures Due 2047; and

•    approximately $1.3 billion in the aggregate to purchase, in cash tender offers, junior subordinated debentures we had issued, capital securities issued by three statutory trusts controlled by AIGLH and senior debentures we had assumed that were originally issued by SunAmerica Inc.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of March 31, 2014, AIG Parent had approximately $15.6 billion in liquidity sources. AIG Parent’s liquidity sources are held in the form of cash, short-term investments and publicly traded, intermediate-term investment grade rated fixed maturity securities. Fixed maturity securities consist of U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, and corporate and municipal bonds. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, intermediate-term investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity. AIG Parent liquidity sources are monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans, and other payments from subsidiaries, as well as credit and contingent liquidity facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

AIG Parent has unconditional capital maintenance agreements (CMAs) in place with certain AIG Property Casualty, AIG Life and Retirement and Mortgage Guaranty subsidiaries to facilitate the transfer of capital and liquidity within AIG. On February 18, 2014, certain of these CMAs were recharacterized as capital support agreements as a result of our intention to manage capital flows between AIG Parent and its subsidiaries through internal, Board‑approved policies and guidelines rather than CMAs. See AIG Property Casualty, AIG Life and Retirement and Other Operations — Mortgage Guaranty below for additional details regarding CMAs that we have entered into with our insurance subsidiaries. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries.

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

In the normal course, it is expected that a portion of the capital generated by our core insurance operations through earnings or through the utilization of AIG’s deferred tax assets may be available for distribution to shareholders. Additionally, it is expected that capital associated with businesses or investments that do not directly support our core insurance operations may be available for distribution to shareholders or deployment towards liability management upon their monetization.

In developing plans to distribute capital, AIG considers a number of factors, including, but not limited to: the capital resources available to support our core insurance operations and business strategies, AIG’s funding capacity and capital resources in comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, as well as regulatory standards for capital and capital distributions.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	March 31, 2014	December 31, 2013
Cash and short-term investments(a)(b)	$8,212	$10,154
Unencumbered fixed maturity securities(c)	2,952	2,968
Total AIG Parent liquidity	11,164	13,122
Available capacity under syndicated credit facility(d)	3,947	3,947
Available capacity under contingent liquidity facility(e)	500	500
Total AIG Parent liquidity sources	$15,611	$17,569

(a) Cash and short-term investments include reverse repurchase agreements totaling $6.3 billion and $6.9 billion as of March 31, 2014 and December 31, 2013, respectively.

(b) $4.4 billion and $5.9 billion of cash and short-term investments as of March 31, 2014 and December 31, 2013, respectively, are allocated toward future maturities of liabilities and contingent liquidity stress needs of DIB and GCM.

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

AIG Property Casualty

We expect that AIG Property Casualty subsidiaries will be able to continue to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. AIG Property Casualty subsidiaries’ liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities.

Certain AIG Property Casualty subsidiaries are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs are used to supplement liquidity. As of March 31, 2014 and December 31, 2013, no AIG Property Casualty subsidiaries had FHLB borrowings outstanding.

AIG Property Casualty’s subsidiaries may require additional funding to meet capital or liquidity needs under certain circumstances.

Large catastrophes may require AIG to provide additional support to our affected operations. Downgrades in AIG’s credit ratings could put pressure on the insurer financial strength ratings of AIG’s subsidiaries, which could result in non‑renewals or cancellations by policyholders and adversely affect the subsidiary’s ability to meet its own obligations. Increases in market interest rates may adversely affect the financial strength ratings of our subsidiaries, as rating agency capital models may reduce the amount of available capital relative to required capital. Other potential events that could cause a liquidity strain include an economic collapse of a nation or region significant to our operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval.

AIG Parent and Ascot Corporate Name Limited (ACNL), an AIG Property Casualty subsidiary, are parties to a $625 million letter of credit facility. ACNL, as a member of the Lloyd’s of London insurance syndicate (Lloyd’s), is required to hold capital at Lloyd’s, known as Funds at Lloyds (FAL). Under the facility, which supports the 2014 and 2015 years of account, the entire FAL capital requirement of $600 million, as of March 31, 2014, was satisfied with a letter of credit issued under the facility.

AIG Parent, AIG Property Casualty Inc. and certain AIG Property Casualty domestic insurance subsidiaries are parties to a consolidated CMA. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of these AIG Property Casualty insurance subsidiaries, measured as a group (the Fleet), at or above the specified minimum percentage of the Fleet’s projected total authorized control level Risk‑Based Capital (RBC). In addition, the CMA provided that if the total adjusted capital of the Fleet exceeds that same specified minimum percentage of the Fleet’s total authorized control level RBC, subject to approval by their respective boards, and compliance with applicable insurance laws, the AIG Property Casualty insurance subsidiaries would declare and pay ordinary dividends to their respective equity holders up to an amount necessary to reduce the Fleet’s projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage. On February 18, 2014, the CMA was recharacterized as a capital support agreement and

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

amended to remove the exclusion of deferred tax assets from the calculation of total adjusted capital and remove the dividend requirement of the Fleet. The specified minimum percentage in the CMA was also reduced from 325 percent to 300 percent. AIG will continue to manage capital flows between AIG Parent and the AIG Property Casualty insurance subsidiaries through internal, Board‑approved policies and guidelines.

In the first quarter of 2014, AIG Property Casualty paid no dividends to AIG Parent, and AIG Parent was not required to make any capital contributions pursuant to the CMA then in place.

AIG Life and Retirement

We expect that AIG Life and Retirement subsidiaries will be able to continue to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. AIG Life and Retirement subsidiaries’ liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities.

Certain AIG Life and Retirement insurance subsidiaries are members of the FHLBs in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management.  AIG Life and Retirement had outstanding borrowings of $50 million from the FHLBs as of both March 31, 2014 and December 31, 2013.

The need to fund product surrenders, withdrawals and maturities creates a potential liquidity requirement for AIG Life and Retirement’s insurance subsidiaries. We believe that because of the size and liquidity of our investment portfolios, AIG Life and Retirement does not face a significant liquidity risk due to normal deviations from projected claim or surrender experience. Furthermore, AIG Life and Retirement’s products contain certain features that mitigate surrender risk, including surrender charges. As part of its risk management framework, AIG Life and Retirement continues to evaluate and, where appropriate, pursue strategies and programs to improve its liquidity position and facilitate AIG Life and Retirement’s ability to maintain a fully invested asset portfolio.  AIG Life and Retirement also has developed a robust contingent liquidity plan to address any unforeseen liquidity needs.

AIG Life and Retirement executes programs, which began in 2012, that lend securities from its investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, AIG Life and Retirement insurance subsidiaries lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that an AIG Life and Retirement insurance company may lend under its program at any time is limited to five percent of its general account admitted assets.  AIG Life and Retirement’s liability to the borrowers for collateral received was $2.5 billion as of March 31, 2014 and $4.0 billion as of December 31, 2013.

AIG Parent is party to CMAs with certain AIG Life and Retirement insurance subsidiaries. Among other things, the CMAs provide that AIG Parent will maintain the total adjusted capital of each of these AIG Life and Retirement insurance subsidiaries at or above a specified minimum percentage of the subsidiary’s projected NAIC Company Action Level RBC. In addition, the CMAs provided that if the total adjusted capital of these AIG Life and Retirement insurance subsidiaries is in excess of that same specified minimum percentage of their respective total company action level RBC, subject to approval by their respective boards and compliance with applicable insurance laws, the subsidiaries would declare and pay ordinary dividends to their respective equity holders up to an amount necessary to reduce projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage. On February 18, 2014, the CMAs were recharacterized as capital support agreements and amended to remove the dividend requirement of the AIG Life and Retirement insurance subsidiaries. The specified minimum percentage in the CMAs remained at 385 percent, except for the CMA with AGC Life Insurance Company, where the specified minimum percentage remained at 250 percent. AIG will continue to manage capital between AIG Parent and these AIG Life and Retirement insurance subsidiaries through internal, Board‑approved policies and guidelines.

In the first quarter of 2014, AIG Life and Retirement paid a cash dividend of $1.7 billion to AIG Parent, which included approximately $316 million of legal settlement proceeds, and AIG Parent was not required to make any capital contributions under the CMAs then in place.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Other Operations

Mortgage Guaranty

We expect that Mortgage Guaranty subsidiaries will be able to continue to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets.  Mortgage Guaranty's liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade-rated, fixed maturity securities. These securities could be monetized in the event liquidity levels are insufficient to meet obligations.

AIG Parent is party to a CMA with a Mortgage Guaranty insurance subsidiary. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of this Mortgage Guaranty insurance subsidiary at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of this Mortgage Guaranty insurance subsidiary is in excess of that same specified minimum required capital, subject to board approval and compliance with applicable insurance laws, this Mortgage Guaranty insurance subsidiary would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital. As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. As of March 31, 2014, the minimum required capital is based on a risk-to-capital ratio of 21 to 1.

In the first quarter of 2014, Mortgage Guaranty paid no dividends to AIG Parent, and AIG Parent was not required to make any capital contributions under the CMA.

Global Capital Markets

Derivative transactions between AIG and its subsidiaries and third parties are generally centralized through GCM, specifically AIG Markets. GCM is required to clear certain derivatives transactions through central regulated clearing organizations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). To the extent a derivatives transaction is subject to a clearing obligation, GCM is required to post collateral in amounts determined by the relevant clearing organization and GCM’s clearing agreements with its futures commission merchants.  To the extent a derivatives transaction is not subject to a clearing obligation, these derivative transactions are governed by bilateral master agreements, the form of which is published by the International Swaps and Derivatives Association, Inc. (ISDA). Many of these agreements, primarily between GCM and third party financial institutions, require collateral postings. Many of GCM’s transactions with AIG and its subsidiaries also include collateral posting requirements, the purpose of which are to provide collateral to GCM, which in turn is used to satisfy posting requirements with third parties, including the margin requirements of clearing organizations and futures commission merchants.

In addition, most of GCM’s CDSs within AIGFP are subject to collateral posting provisions. The collateral posting provisions contained in the ISDA Master Agreements and related transaction documents with respect to CDSs differ among counterparties and asset classes. The amount of future collateral posting requirements for super senior CDSs is a function of our credit ratings, the rating of the relevant reference obligations and the market value of the relevant reference obligations, with market value being the most significant factor. We estimate the amount of potential future collateral postings associated with the super senior CDSs using various methodologies. The contingent liquidity requirements associated with such potential future collateral postings are incorporated into our liquidity planning assumptions.

As of March 31, 2014 and December 31, 2013, GCM had total assets of $7.0 billion and $7.7 billion, respectively, and total liabilities of $3.7 billion and $3.1 billion, respectively. GCM’s assets consist primarily of cash, short-term investments, other receivables, net of allowance, and unrealized gains on swaps, options and forwards. GCM’s liabilities consist primarily of trade payables and unrealized losses on swaps, options and forwards. Collateral posted by GCM to third parties was $2.9 billion and $3.0 billion at March 31, 2014 and December 31, 2013, respectively.  GCM obtained collateral from third parties totaling $627 million and $572 million at March 31, 2014 and December 31, 2013, respectively. The collateral amounts reflect counterparty netting adjustments available under ISDA Master Agreements and are inclusive of collateral that exceeded the fair value of derivatives as of the reporting date.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Direct Investment Book

The DIB portfolio is being wound down and is managed with the objective of ensuring that at all times it maintains the liquidity we believe is necessary to meet all of its liabilities as they come due, even under stress scenarios, and to maximize returns consistent with our risk management objectives. We are focused on meeting the DIB’s liquidity needs, including the need for contingent liquidity arising from collateral posting for debt positions of the DIB, without relying on resources beyond the DIB. As part of this program management, we may from time to time access the capital markets, including issuing and repurchasing debt, and selling assets on an opportunistic basis, in each case subject to market conditions. If the DIB’s risk target is breached, we expect to take appropriate actions to increase the DIB’s liquidity sources or reduce liquidity requirements to maintain the risk target, although no assurance can be given that this can be achieved under then‑prevailing market conditions. Any additional liquidity shortfalls would need to be funded by AIG Parent.

From time to time, we may utilize cash allocated to the DIB that is not required to meet the risk target for the DIB for general corporate purposes unrelated to the DIB.

The DIB’s assets consist primarily of cash, short-term investments, fixed maturity securities issued by corporations, U.S. government and government sponsored entities and mortgage and asset backed securities. The DIB’s liabilities consist primarily of notes and other borrowings supported by assets as well as other short-term financing obligations. As of March 31, 2014 and December 31, 2013, the DIB had total assets of $21.1 billion and $23.3 billion, respectively, and total liabilities of $16.5 billion and $20.0 billion, respectively.

The overall hedging activity for the assets and liabilities of the DIB is executed by GCM. The value of hedges related to the non-derivative assets and liabilities of AIGFP in the DIB is included within the assets, liabilities and operating results of GCM and is not included within the DIB’s assets, liabilities or operating results.

Collateral posted by operations included in the DIB to third parties was $3.7 billion at March 31, 2014 and $4.2 billion at December 31, 2013. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

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

The Four-Year Facility provides for $4.0 billion of unsecured revolving loans, which includes a $2.0 billion letter of credit sublimit. As of March 31, 2014, a total of approximately $3.9 billion remains available under the Four-Year Facility, of which approximately $1.9 billion remains available for letters of credit. Our ability to borrow under the Four-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Four-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Four-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Four-Year Facility would restrict our access to the Four-Year Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Four-Year Facility from time to time, and may use the proceeds for general corporate purposes.

Contingent Liquidity Facilities

AIG Parent has access to a contingent liquidity facility of up to $500 million as a potential source of liquidity for general corporate purposes. Under this facility, we have the unconditional right, prior to December 15, 2015, to issue up to $500 million in senior debt to the counterparty, based on a put option agreement between AIG Parent and the counterparty.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Our ability to borrow under this facility is not contingent on our credit ratings.

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

March 31, 2014		Payments due by Period
	Total	Remainder	2015 -	2017 -
(in millions)	Payments	of 2014	2016	2018	2019	Thereafter
Insurance operations
Loss reserves	$84,816	$21,919	$24,273	$12,532	$4,073	$22,019
Insurance and investment contract liabilities	224,769	11,896	29,003	25,428	10,996	147,446
Borrowings	1,962	92	91	62	37	1,680
Interest payments on borrowings	2,654	67	213	213	107	2,054
Other long-term obligations	29	7	13	5	4	-
Total	$314,230	$33,981	$53,593	$38,240	$15,217	$173,199
Other and Held-for-Sale
Borrowings(a)	$57,558	$4,334	$11,886	$17,464	$2,338	$21,536
Interest payments on borrowings	34,056	2,403	5,722	4,075	1,349	20,507
Aircraft purchase commitments	20,587	1,727	5,663	8,750	2,335	2,112
Other long-term obligations	266	60	82	12	-	112
Total	$112,467	$8,524	$23,353	$30,301	$6,022	$44,267
Consolidated
Loss reserves	$84,816	$21,919	$24,273	$12,532	$4,073	$22,019
Insurance and investment contract liabilities	224,769	11,896	29,003	25,428	10,996	147,446
Borrowings(a)	59,520	4,426	11,977	17,526	2,375	23,216
Interest payments on borrowings	36,710	2,470	5,935	4,288	1,456	22,561
Aircraft purchase commitments	20,587	1,727	5,663	8,750	2,335	2,112
Other long-term obligations(b)	295	67	95	17	4	112
Total(c)	$426,697	$42,505	$76,946	$68,541	$21,239	$217,466

(a) Includes $22.7 billion of borrowings related to ILFC which is reported as held-for-sale.

(b) Primarily includes contracts to purchase future services and other capital expenditures.

(c)  Does not reflect unrecognized tax benefits of $4.4 billion, the timing of which is uncertain.

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

Insurance and Investment Contract Liabilities

Insurance and investment contract liabilities, including GIC liabilities, relate to AIG Life and Retirement businesses. These liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. These liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) we are currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship or (iii) payment may occur due to a surrender or other non-scheduled event beyond our control.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

March 31, 2014		Amount of Commitment Expiring
	Total Amounts	Remainder	2015 -	2017 -
(in millions)	Committed	of 2014	2016	2018	2019	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$836	$175	$26	$600	$35	$-
Guarantees of indebtedness	164	-	-	-	-	164
All other guarantees(a)	15	-	8	1	-	6
Commitments:
Investment commitments(b)	2,348	1,663	467	201	-	17
Commitments to extend credit	1,310	1,113	197	-	-	-
Letters of credit	6	3	3	-	-	-
Total(c)	$4,679	$2,954	$701	$802	$35	$187
Other and Held-for-Sale
Guarantees:
Liquidity facilities(d)	$101	$-	$-	$-	$-	$101
Standby letters of credit	240	236	3	1	-	-
All other guarantees(a)	138	6	22	50	35	25
Commitments:
Investment commitments(b)	260	169	43	7	-	41
Commitments to extend credit	57	57	-	-	-	-
Letters of credit	24	24	-	-	-	-
Other commercial commitments(e)	6	6	-	-	-	-
Total(c) (f)	$826	$498	$68	$58	$35	$167
Consolidated
Guarantees:
Liquidity facilities(d)	$101	$-	$-	$-	$-	$101
Standby letters of credit	1,076	411	29	601	35	-
Guarantees of indebtedness	164	-	-	-	-	164
All other guarantees(a)	153	6	30	51	35	31
Commitments:
Investment commitments(b)	2,608	1,832	510	208	-	58
Commitments to extend credit	1,367	1,170	197	-	-	-
Letters of credit	30	27	3	-	-	-
Other commercial commitments(e)	6	6	-	-	-	-
Total(c) (f)	$5,505	$3,452	$769	$860	$70	$354

(a) Includes residual value guarantees associated with aircraft and AIG Life and Retirement construction guarantees connected to affordable housing investments. Excludes potential amounts for indemnification obligations included in asset sales agreements.  See Note 10 to the Condensed Consolidated Financial Statements for further information on indemnification obligations.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

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

(e) Excludes commitments with respect to pension plans. The remaining pension contribution for 2014 is expected to be approximately $127 million for U.S. and non-U.S. plans

(f) Includes $286 million attributable to ILFC, which is reported as held-for-sale.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Three Months Ended March 31, 2014	December 31,		and	Foreign	Other		March 31,
(in millions)	2013	Issuances	Repayments	Exchange	Changes		2014
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$14,062	$-	$-	$13	$2		$14,077
Subordinated debt	250	-	-	-	-		250
Junior subordinated debt	5,533	-	-	4	-		5,537
Loans and mortgages payable	1	-	(1)	-	-		-
AIGLH notes and bonds payable	299	-	-	-	-		299
AIGLH junior subordinated debt	1,054	-	-	-	-		1,054
Total AIG general borrowings	21,199	-	(1)	17	2		21,217
AIG/DIB borrowings supported by assets:(a)
MIP notes payable	7,963	-	(1,196)	7	(11)		6,763
Series AIGFP matched notes and bonds payable	3,219	-	(1,000)	-	(56)		2,163
GIAs, at fair value	5,530	76	(780)	-	58	(b)	4,884
Notes and bonds payable, at fair value	1,217	1	(100)	-	17	(b)	1,135
Total AIG/DIB borrowings supported by assets	17,929	77	(3,076)	7	8		14,945
Total debt issued or guaranteed by AIG	39,128	77	(3,077)	24	10		36,162
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	656	-	(30)	(7)	7		626
Debt of consolidated investments(d)	1,909	12	(18)	(10)	827	(c)	2,720
Total debt not guaranteed by AIG	2,565	12	(48)	(17)	834		3,346
Total debt(e)	$41,693	$89	$(3,125)	$7	$844		$39,508

(a)  AIG Parent guarantees all DIB debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Primarily reflects the effect of consolidating previously unconsolidated securitization vehicles.

(d)  At March 31, 2014, includes debt of consolidated investments primarily held through AIG Global Real Estate Investment Corp., AIG Credit Corp., AIG Life and Retirement and AIG Property Casualty U.S. of $1.5 billion, $97 million, $1.0 billion and $64 million, respectively.

(e)  Excludes $22.7 billion and $21.4 billion related to ILFC as it is classified as a held-for-sale business at March 31, 2014 and December 31, 2013, respectively.

Total DEBT OUTSTANDING

(in millions)

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The decrease in total debt outstanding as of March 31, 2014, compared to December 31, 2013, was primarily due to maturities and repayments of debt and redemptions and repurchases of certain debt securities, as discussed above.

Debt Maturities

The following table summarizes maturing debt at March 31, 2014 of AIG (excluding $2.7 billion of borrowings of consolidated investments) for the next four quarters:

	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter
(in millions)	2014	2014	2014	2015	Total
AIG general borrowings	$-	$-	$-	$1	$1
AIG/DIB borrowings supported by assets*	1,349	114	50	154	1,667
Other subsidiaries notes, bonds, loans and
mortgages payable	73	10	10	13	106
Total	$1,422	$124	$60	$168	$1,774

* On May 5, 2014, AIG further reduced DIB debt through a redemption of $750 million aggregate principal amount of its 3.000% Notes due 2015 using cash allocated to the DIB.

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $2.7 billion in borrowings of consolidated investments:

March 31, 2014		Remainder	Year Ending
(in millions)	Total	of 2014	2015	2016	2017	2018	2019	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$14,077	$-	$999	$1,782	$1,381	$2,495	$-	$7,420
Subordinated debt	250	-	250	-	-	-	-	-
Junior subordinated debt	5,537	-	-	-	-	-	-	5,537
AIGLH notes and bonds payable	299	-	-	-	-	-	-	299
AIGLH junior subordinated debt	1,054	-		-	-	-	-	1,054
Total AIG general borrowings	21,217	-	1,249	1,782	1,381	2,495	-	14,310
AIG/DIB borrowings supported by assets:
MIP notes payable	6,763	1,113	151	1,220	3,866	413	-	-
Series AIGFP matched notes and
bonds payable	2,163	-	-	-	10	1,983	15	155
GIAs, at fair value	4,884	286	597	278	250	661	175	2,637
Notes and bonds payable, at fair value	1,135	114	203	217	127	167	43	264
Total AIG/DIB borrowings supported by assets*	14,945	1,513	951	1,715	4,253	3,224	233	3,056
Total debt issued or guaranteed by AIG	36,162	1,513	2,200	3,497	5,634	5,719	233	17,366
Other subsidiaries notes, bonds, loans
and mortgages payable	626	93	34	58	25	38	37	341
Total	$36,788	$1,606	$2,234	$3,555	$5,659	$5,757	$270	$17,707

* On May 5, 2014, AIG further reduced DIB debt through a redemption of $750 million aggregate principal amount of its 3.000% Notes due 2015 using cash allocated to the DIB.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of April 30, 2014. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

	Short-Term Debt		Senior Long-Term Debt
	Moody’s	S&P	Moody’s(a)	S&P(b)	Fitch(c)
AIG	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 1 (4th of 9)	A- (3rd of 8)	BBB+ (4th of 9)
	Stable Outlook		Stable Outlook	Negative Outlook	Stable Outlook
AIG Financial Products Corp.(d)	P-2	A-2	Baa 1	A-	-
	Stable Outlook		Stable Outlook	Negative Outlook
AIG Funding, Inc.(d)	P-2	A-2	-	-	-
Stable Outlook

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

We are party to some agreements that contain “ratings triggers”. Depending on the ratings maintained by one or more rating agencies, these triggers could result in (i) the termination or limitation of credit availability or a requirement for accelerated repayment, (ii) the termination of business contracts or (iii) a requirement to post collateral for the benefit of counterparties.

In the event of adverse actions on our long-term debt ratings by the major rating agencies, AIGFP and certain other GCM entities would be required to post additional collateral under some derivative transactions, or could experience termination of the transactions. Such requirements and terminations could adversely affect our business, our consolidated results of operations in a reporting period or our liquidity. In the event of a further downgrade of AIG’s long-term senior debt ratings, AIGFP and certain other GCM entities would be required to post additional collateral, and certain of the counterparties of AIGFP or of such other GCM entities would be permitted to terminate their contracts early.

The actual amount of collateral that we would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade.

For a discussion of the effects of downgrades in the financial strength ratings of our insurance companies or our credit ratings, see Note 9 to the Condensed Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in the 2013 Annual Report.

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in our 2013 Annual Report and Item 2. MD&A – Regulatory Environment in this Quarterly Report on Form 10-Q.

Dividends and Repurchases of AIG Common Stock

On February 13, 2014, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on March 25, 2014 to shareholders of record on March 11, 2014.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

On May 5, 2014, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share payable June 24, 2014 to shareholders of record on June 10, 2014. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 16 to the Consolidated Financial Statements in the 2013 Annual Report.

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. On February 13, 2014, our Board of Directors authorized an increase to the August 1, 2013 repurchase authorization of AIG Common Stock by $1.0 billion, resulting in an aggregate remaining authorization at such time of approximately $1.4 billion of AIG Common Stock. During the three months ended March 31, 2014, we repurchased approximately 17.4 million shares of AIG Common Stock for an aggregate purchase price of approximately $867 million pursuant to this authorization.  As of May 5, 2014, an aggregate repurchase authorization of $537 million remains. The timing of any future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. See Note 19 to the Consolidated Financial Statements in the 2013 Annual Report for a discussion of restrictions on payments of dividends by AIG’s subsidiaries.

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

Item 2 / INVESTMENTS

Investments Highlights During the Three Months Ended March 31, 2014

•          A decrease in interest rates on investment grade fixed maturity securities and narrowing spreads of high yield securities resulted in net unrealized gains in the investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $15.5 billion as of March 31, 2014 from approximately $11.7 billion as of December 31, 2013.

•          We continued to make investments in structured securities and other fixed maturity securities with favorable risk versus return characteristics to improve yields and increase net investment income.

•          Net investment income benefited from continued high returns on alternative investments primarily due to strong equity market performance.

•          Blended investment yields on new AIG Life and Retirement and AIG Property Casualty investments were lower than blended rates on investments that were sold, matured or called.

•          Other-than-temporary impairments remained at low levels, with a small portion of impairments attributable to structured securities.

•          Impairments on investments in life settlements were slightly lower in the first quarter of 2014 compared to the same period in the prior year.

Investment Strategies

Investment strategies are based on considerations that include the local market, general market conditions, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification.

Some of our key investment strategies are as follows:

•      While more of a focus is placed on asset-liability matching in AIG Life and Retirement, our fundamental strategy across all of our investment portfolios is to match the duration characteristics of the liabilities with assets of comparable duration, to the extent practicable.

•      Fixed maturity securities held by the domestic insurance companies included in AIG Property Casualty consist of a mix of tax-exempt municipal bonds and taxable instruments that meet our current risk-return, tax, liquidity, credit quality and diversification objectives.

•      Outside of the U.S., fixed maturity securities held by AIG Property Casualty consist primarily of intermediate duration high-grade securities generally denominated in the currencies of the countries in which we operate.

•      AIG Parent’s liquidity sources are held in the form of cash, short-term investments and publicly traded, intermediate term investment grade rated fixed maturity securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, intermediate term, investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements.  These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity.

Credit Ratings

At March 31, 2014, approximately 90 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 16 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Item 2 / INVESTMENTS

A significant portion of our foreign entities’ fixed maturity securities portfolio is rated by Moody’s, S&P or similar foreign rating services. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At March 31, 2014, approximately 15 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 4 percent were rated below investment grade or not rated. Approximately 44 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

Composite AIG Credit Ratings

With respect to our fixed maturity investments, the credit ratings in the table below and in subsequent tables reflect: (a) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the rating assigned by the NAIC Securities Valuations Office (SVO) (over 99 percent of total fixed maturity investments), or (b) our equivalent internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC.  The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013
Rating:
Other fixed maturity
securities
AAA	$16,952	$17,437	$5,169	$5,510	$22,121	$22,947
AA	40,036	39,478	327	261	40,363	39,739
A	57,473	56,838	345	445	57,818	57,283
BBB	77,256	75,668	464	478	77,720	76,146
Below investment grade	9,522	9,904	321	321	9,843	10,225
Non-rated	1,147	311	-	-	1,147	311
Total	$202,386	$199,636	$6,626	$7,015	$209,012	$206,651
Mortgage-backed, asset-
backed and collateralized
AAA	$22,656	$21,982	$2,724	$3,120	$25,380	$25,102
AA	3,478	3,404	2,296	2,357	5,774	5,761
A	6,955	6,906	573	660	7,528	7,566
BBB	4,014	3,973	669	679	4,683	4,652
Below investment grade	23,398	22,333	8,723	8,683	32,121	31,016
Non-rated	50	40	107	109	157	149
Total	$60,551	$58,638	$15,092	$15,608	$75,643	$74,246
Total
AAA	$39,608	$39,419	$7,893	$8,630	$47,501	$48,049
AA	43,514	42,882	2,623	2,618	46,137	45,500
A	64,428	63,744	918	1,105	65,346	64,849
BBB	81,270	79,641	1,133	1,157	82,403	80,798
Below investment grade	32,920	32,237	9,044	9,004	41,964	41,241
Non-rated	1,197	351	107	109	1,304	460
Total	$262,937	$258,274	$21,718	$22,623	$284,655	$280,897

Item 2 / INVESTMENTS

Investments by Segment

The following tables summarize the composition of AIG's investments by reportable segment:

	Reportable Segment			Consolidation
	AIG Property	AIG Life and	Other	and
(in millions)	Casualty	Retirement	Operations	Eliminations	Total
March 31, 2014
Fixed maturity securities:
Bonds available for sale, at fair value	$96,950	$159,175	$10,718	$(3,906)	$262,937
Other bond securities, at fair value	1,947	2,525	17,575	(329)	21,718
Equity securities:
Common and preferred stock available for sale, at fair value	3,842	33	3	-	3,878
Other Common and preferred stock, at fair value	183	459	83	-	725
Mortgage and other loans receivable, net of allowance	4,605	19,388	812	(3,236)	21,569
Other invested assets	9,498	13,238	6,415	(101)	29,050
Short-term investments	4,330	4,653	9,608	(933)	17,658
Total investments*	121,355	199,471	45,214	(8,505)	357,535
Cash	1,640	602	248	-	2,490
Total invested assets	$122,995	$200,073	$45,462	$(8,505)	$360,025
December 31, 2013
Fixed maturity securities:
Bonds available for sale, at fair value	$96,972	$154,763	$10,974	$(4,435)	$258,274
Other bond securities, at fair value	1,995	2,406	18,558	(336)	22,623
Equity securities:
Common and preferred stock available for sale, at fair value	3,618	36	2	-	3,656
Other Common and preferred stock, at fair value	198	538	98	-	834
Mortgage and other loans receivable, net of allowance	4,217	19,078	852	(3,382)	20,765
Other invested assets	9,316	13,025	6,422	(104)	28,659
Short-term investments	5,236	6,462	11,036	(1,117)	21,617
Total investments*	121,552	196,308	47,942	(9,374)	356,428
Cash	1,501	547	193	-	2,241
Total invested assets	$123,053	$196,855	$48,135	$(9,374)	$358,669

*At March 31, 2014, approximately 90 percent and 10 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 89 percent and 11 percent, respectively, at December 31, 2013.

AIG Property Casualty

For AIG Property Casualty, the duration of liabilities for long-tail casualty lines is greater than that for other lines. As opposed to the focus in AIG Life and Retirement, the focus is not on asset-liability matching, but on preservation of capital and growth of surplus.

Fixed income investments of AIG Property Casualty’s domestic operations, with an average duration of 3.9 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns, as well as taxable municipal bonds, government and agency bonds, and corporate bonds. The majority of these high quality investments are rated A or higher based on composite ratings.

Fixed income investments held in AIG Property Casualty’s foreign operations are of high quality, rated A or higher based on composite ratings, and short to intermediate duration, averaging 4.4 years.

While invested assets backing reserves are primarily invested in conventional fixed maturity securities in AIG Property Casualty’s domestic operations, a modest portion of surplus is allocated to alternative investments, including private equity and hedge funds. These investments have provided a combination of added diversification and attractive long-term returns over time.

Item 2 / INVESTMENTS

AIG Life and Retirement

The investment strategy of AIG Life and Retirement is to maximize net investment income and portfolio value, subject to liquidity requirements, capital constraints, diversification requirements, asset‑liability matching and available investment opportunities.

AIG Life and Retirement uses asset‑liability management as a primary tool to monitor and manage risk in our businesses.  AIG Life and Retirement’s objective is to maintain an investment portfolio with assets having weighted average durations that are matched to the duration and cash flow profile of its liabilities, to the extent practicable. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, certain portfolios are shorter in duration and others are longer in duration. An extended low interest rate environment may result in a lengthening of liability durations from initial estimates, primarily due to lower lapses.

AIG Life and Retirement monitors fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. AIG Life and Retirement frequently reviews its interest rate assumptions and actively manages the crediting rates used for its new and in force business. Business strategies continue to evolve to maintain profitability of the overall business in a historically low interest rate environment. The low interest rate environment makes it more difficult to profitably price attractive guaranteed return products and puts margin pressure on existing products, due to the challenge of investing recurring premiums and deposits and reinvesting investment portfolio cash flows in the low rate environment while maintaining satisfactory investment quality and liquidity. In addition, there is investment risk associated with future premium receipts from certain in‑force business. Specifically, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

A number of guaranteed benefits, such as living benefits and guaranteed minimum death benefits, are offered on certain variable and indexed annuity products. The fair value of these benefits is measured based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. AIG Life and Retirement manages its exposure resulting from these long‑term guarantees through reinsurance or capital market hedging instruments. AIG Life and Retirement actively reviews underlying assumptions of policyholder behavior and persistency related to these guarantees. AIG Life and Retirement has taken positions in certain derivative financial instruments to hedge the impact of changes in equity markets and interest rates on these benefit guarantees. AIG Life and Retirement executes listed futures and options contracts on equity indexes to hedge certain guarantees of variable and indexed annuity products. AIG Life and Retirement also enters into various types of futures and options contracts, primarily to hedge changes in value of certain guarantees of variable and indexed annuities due to fluctuations in interest rates. AIG Life and Retirement uses several instruments to hedge interest rate exposure, including listed futures on government securities, listed options on government securities and the purchase of government securities.

With respect to over‑the‑counter derivatives, AIG Life and Retirement deals with highly rated counterparties and does not expect the counterparties to fail to meet their obligations under the contracts. AIG Life and Retirement has controls in place to monitor credit exposures by limiting transactions with specific counterparties within specified dollar limits and assessing the creditworthiness of counterparties periodically. AIG Life and Retirement generally uses ISDA Master Agreements and Credit Support Annexes (CSAs) with bilateral collateral provisions to reduce counterparty credit exposures.

Fixed income investments of AIG Life and Retirement, with an average duration of 6.6 years, are comprised of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments is held in the available for sale portfolio and is rated investment grade based on its composite ratings.

Item 2 / INVESTMENTS

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2014	2013
Bonds available for sale:
U.S. government and government sponsored entities	$2,922	$3,195
Obligations of states, municipalities and political subdivisions	30,589	29,380
Non-U.S. governments	21,884	22,509
Corporate debt	146,991	144,552
Mortgage-backed, asset-backed and collateralized:
RMBS	37,304	36,148
CMBS	12,095	11,482
CDO/ABS	11,152	11,008
Total mortgage-backed, asset-backed and collateralized	60,551	58,638
Total bonds available for sale*	262,937	258,274
Equity securities available for sale:
Common stock	3,079	3,219
Preferred stock	28	27
Mutual funds	771	410
Total equity securities available for sale	3,878	3,656
Total	$266,815	$261,930

* At March 31, 2014 and December 31, 2013, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $34.1 billion and $32.6 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	March 31,	December 31,
(in millions)	2014	2013
Japan	$5,628	$6,350
Canada	2,558	2,714
Germany	1,218	1,281
France	1,042	1,005
Netherlands	749	759
Norway	701	682
United Kingdom	601	510
Mexico	601	622
South Korea	485	538
Singapore	471	457
Other	7,832	7,593
Total	$21,886	$22,511

Item 2 / INVESTMENTS

The following table presents the fair value of our aggregate United Kingdom, Russian Federation and European credit exposures by major sector for our fixed maturity securities:

	March 31, 2014
			Non-			December 31,
		Financial	Financial	Structured		2013
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$1,042	$1,229	$2,781	$114	$5,166	$5,158
Germany	1,218	538	2,535	175	4,466	4,687
Netherlands	749	1,574	1,939	338	4,600	4,396
Spain	110	476	1,168	24	1,778	1,844
Italy	77	274	1,020	14	1,385	1,351
Belgium	144	62	730	-	936	842
Ireland	-	-	798	126	924	692
Finland	110	26	140	-	276	281
Austria	183	17	11	-	211	250
Luxembourg	-	1	197	24	222	206
Other Euro-Zone	755	101	196	3	1,055	902
Total Euro-Zone	$4,388	$4,298	$11,515	$818	$21,019	$20,609
Remainder of Europe
United Kingdom	$601	$3,308	$8,030	$4,811	$16,750	$16,819
Switzerland	74	1,196	1,621	-	2,891	2,898
Sweden	406	819	274	-	1,499	1,605
Norway	701	68	330	-	1,099	1,057
Russian Federation	219	33	224	-	476	516
Other remainder of Europe	210	127	152	48	537	523
Total remainder of Europe	$2,211	$5,551	$10,631	$4,859	$23,252	$23,418
Total	$6,599	$9,849	$22,146	$5,677	$44,271	$44,027

Investments in Municipal Bonds

At March 31, 2014, the U.S. municipal bond portfolio of AIG Property Casualty was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 95 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

March 31, 2014	State	Local		Total
	General	General		Fair
(in millions)	Obligation	Obligation	Revenue	Value
State:
California	$658	$1,029	$2,964	$4,651
New York	28	796	3,728	4,552
Texas	223	1,857	2,028	4,108
Massachusetts	757	-	847	1,604
Washington	601	191	662	1,454
Illinois	168	517	747	1,432
Florida	265	9	902	1,176
Virginia	87	129	802	1,018
Georgia	442	156	393	991
Arizona	-	146	713	859
Maryland	344	79	163	586
Ohio	172	53	475	700
Wisconsin	299	30	298	627
All other states	1,256	863	4,712	6,831
Total(a)(b)	$5,300	$5,855	$19,434	$30,589

(a) Excludes certain university and not- for- profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(b) Includes $6.3 billion of pre-refunded municipal bonds.

Item 2 / INVESTMENTS

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	March 31,	December 31,
(in millions)	2014	2013
Financial institutions:
Money Center /Global Bank Groups	$11,323	$11,250
Regional banks — other	530	594
Life insurance	3,863	3,918
Securities firms and other finance companies	457	458
Insurance non-life	5,432	4,899
Regional banks — North America	6,927	6,875
Other financial institutions	8,224	7,900
Utilities	23,134	22,645
Communications	10,573	10,590
Consumer noncyclical	17,584	17,420
Capital goods	9,024	9,082
Energy	12,233	12,072
Consumer cyclical	11,026	10,787
Basic	10,111	9,855
Other	16,550	16,207
Total *	$146,991	$144,552

*    At March 31, 2014 and December 31, 2013, approximately 94 and 93 percent of these investments were rated investment grade, respectively.

Investments in RMBS

The following table presents AIG’s RMBS available for sale investments by year of vintage:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2014	2013
Total RMBS
2014	$55	$-
2013	2,407	2,371
2012	2,477	2,375
2011	5,617	5,736
2010	1,836	1,843
2009 and prior*	24,912	23,823
Total RMBS	$37,304	$36,148
Agency
2014	$54	$-
2013	2,286	2,259
2012	2,262	2,164
2011	3,741	3,860
2010	1,795	1,797
2009 and prior	2,093	2,136
Total Agency	$12,231	$12,216
Alt-A
2010	35	37
2009 and prior	11,831	10,894
Total Alt-A	$11,866	$10,931
Subprime
2009 and prior	$2,396	$2,386
Total Subprime	$2,396	$2,386
Prime non-agency
2014	$1	$-
2013	27	27
2012	185	202
2011	1,876	1,876
2010	7	9
2009 and prior	8,133	7,944
Total Prime non-agency	$10,229	$10,058
Total Other housing related	$582	$557

Item 2 / INVESTMENTS

* Commencing in the second quarter of 2011, we began purchasing certain RMBS that had experienced deterioration in the credit quality since their origination. See Note 6 to the Condensed Consolidated Financial Statements, Investments – Purchase Credit Impaired (PCI) Securities, for additional discussion. Includes approximately $12.5 billion and $11.3 billion at March 31, 2014 and December 31, 2013, respectively, of these securities.

The following table presents our RMBS available for sale investments by credit rating:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2014	2013
Rating:
Total RMBS
AAA	$14,787	$14,833
AA	496	477
A	577	598
BBB	1,013	1,051
Below investment grade(a)	20,404	19,163
Non-rated	27	26
Total RMBS(b)	$37,304	$36,148
Agency RMBS
AAA	$12,201	$12,210
AA	30	6
Total Agency	$12,231	$12,216
Alt-A RMBS
AAA	$30	$32
AA	51	54
A	95	114
BBB	369	381
Below investment grade(a)	11,321	10,350
Total Alt-A	$11,866	$10,931
Subprime RMBS
AAA	$24	$27
AA	118	117
A	231	233
BBB	244	248
Below investment grade(a)	1,779	1,761
Total Subprime	$2,396	$2,386
Prime non-agency
AAA	$2,398	$2,462
AA	287	288
A	244	248
BBB	362	383
Below investment grade(a)	6,911	6,651
Non-rated	27	26
Total prime non-agency	$10,229	$10,058
Total Other housing related	$582	$557

(a) Commencing in the second quarter of 2011, we began purchasing certain RMBS that had experienced deterioration in credit quality since their origination. See Note 6 to the Condensed Consolidated Financial Statements, Investments - Purchased Credit Impaired (PCI) Securities, for additional discussion.

(b) The weighted average expected life was 6 years at  March 31, 2014 and 7 years at December 31, 2013.

Our underwriting practices for investing in RMBS, other asset‑backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Item 2 / INVESTMENTS

Investments in CMBS

The following table presents our CMBS available for sale investments:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2014	2013
CMBS (traditional)	$10,418	$9,794
Agency	1,566	1,558
Other	111	130
Total	$12,095	$11,482

The following table presents the fair value of our CMBS holdings by rating agency designation and by vintage year:

					Below
					Investment
(in millions)	AAA	AA	A	BBB	Grade	Non-Rated	Total
March 31, 2014
Year:
2014	$498	$-	$-	$-	$-	$-	$498
2013	2,632	401	87	60	-	-	3,180
2012	1,123	58	27	61	-	13	1,282
2011	1,130	19	36	20	-	-	1,205
2010	170	7	-	-	-	-	177
2009 and prior	1,063	783	661	1,135	2,111	-	5,753
Total	$6,616	$1,268	$811	$1,276	$2,111	$13	$12,095
December 31, 2013
Year:
2013	$2,490	$378	$79	$58	$-	$-	$3,005
2012	1,064	57	26	35	-	14	1,196
2011	1,112	19	36	20	-	-	1,187
2010	172	7	-	-	-	-	179
2009 and prior	1,103	819	688	1,115	2,190	-	5,915
Total	$5,941	$1,280	$829	$1,228	$2,190	$14	$11,482

The following table presents our CMBS available for sale investments by geographic region:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2014	2013
Geographic region:
New York	$2,315	$2,110
California	1,284	1,187
Texas	780	718
Florida	546	501
New Jersey	446	436
Virginia	391	373
Illinois	332	317
Georgia	278	240
Pennsylvania	252	236
Massachusetts	226	224
North Carolina	219	204
Maryland	218	195
All Other*	4,808	4,741
Total	$12,095	$11,482

*    Includes Non-U.S. locations.

Item 2 / INVESTMENTS

The following table presents our CMBS available for sale investments by industry:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2014	2013
Industry:
Office	$3,379	$3,205
Retail	3,317	3,146
Multi-family*	2,790	2,643
Lodging	1,080	1,023
Industrial	644	621
Other	885	844
Total	$12,095	$11,482

*    Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable during the first quarter of 2014. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

	Fair value at	Fair value at
	March 31,	December 31,
(in millions)	2014	2013
Collateral Type:
Bank loans (CLO)	$4,866	$4,613
Other	504	529
Total	$5,370	$5,142

The following table presents our CDO available for sale investments by credit rating:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2014	2013
Rating:
AAA	$624	$594
AA	1,485	1,374
A	2,277	2,158
BBB	552	499
Below investment grade	432	517
Total	$5,370	$5,142

Commercial Mortgage Loans

At March 31, 2014, we had direct commercial mortgage loan exposure of $16.7 billion. At that date, over 99 percent of the loans were current.

Item 2 / INVESTMENTS

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retails	Industrials	Hotels	Others	Total	Total
March 31, 2014
State:
California	141	$30	$753	$427	$508	$397	$695	$2,810	17%
New York	90	636	1,468	268	152	100	150	2,774	17
New Jersey	53	512	351	298	7	30	42	1,240	7
Florida	93	86	169	373	128	137	165	1,058	6
Texas	57	32	213	163	180	180	63	831	5
Massachusetts	18	-	177	322	-	-	34	533	3
Connecticut	23	279	157	5	44	-	-	485	3
Pennsylvania	53	46	97	173	109	16	14	455	3
Ohio	43	138	44	188	61	-	1	432	3
Maryland	22	19	137	199	28	4	5	392	2
Other states	340	697	1,218	1,147	449	496	488	4,495	27
Foreign	62	377	191	-	69	102	428	1,167	7
Total*	995	$2,852	$4,975	$3,563	$1,735	$1,462	$2,085	$16,672	100%
December 31, 2013
State:
California	142	$30	$804	$429	$515	$366	$697	$2,841	18%
New York	88	662	1,472	243	68	100	152	2,697	17
New Jersey	53	510	326	297	7	31	42	1,213	6
Florida	94	87	170	377	123	137	165	1,059	7
Texas	54	32	184	165	182	150	62	775	5
Connecticut	22	279	143	5	44	-	-	471	3
Pennsylvania	52	47	97	155	110	16	13	438	3
Ohio	44	145	33	188	61	-	3	430	3
Maryland	21	20	139	200	12	4	4	379	2
Massachusetts	17	-	178	158	-	-	34	370	2
Other states	345	666	1,203	1,158	416	525	490	4,458	27
Foreign	63	361	139	-	69	102	393	1,064	7
Total*	995	$2,839	$4,888	$3,375	$1,607	$1,431	$2,055	$16,195	100%

*    Excludes portfolio valuation losses.

See Note 6 to the Consolidated Financial Statements in the 2013 Annual Report for further discussion of commercial mortgage loans.

Impairments

The following table presents impairments by investment type:

Three Months Ended March 31,
(in millions)	2014	2013
Fixed maturity securities, available for sale	$53	$36
Equity securities, available for sale	1	5
Private equity funds and hedge funds	24	33
Subtotal	78	74
Investments in life settlements*	42	43
Other investments	16	1
Real estate*	-	5
Total	$136	$123

* Impairments on Investments in life settlements and Real estate are recorded in Other realized losses.

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

Other-than-temporary impairment charges by reportable segment and impairment type:

	Reportable Segment
	AIG Property	AIG Life and	Other
(in millions)	Casualty	Retirement	Operations	Total
Three Months Ended March 31, 2014
Impairment Type:
Severity	$-	$-	$-	$-
Change in intent	-	5	-	5
Foreign currency declines	1	3	-	4
Issuer-specific credit events	14	54	-	68
Adverse projected cash flows	-	1	-	1
Total	$15	$63	$-	$78
Three Months Ended March 31, 2013
Impairment Type:
Severity	$2	$-	$-	$2
Change in intent	2	-	1	3
Foreign currency declines	-	-	-	-
Issuer-specific credit events	15	48	-	63
Adverse projected cash flows	-	6	-	6
Total	$19	$54	$1	$74

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended March 31, 2014
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	5	-	5
Foreign currency declines	-	-	-	4	-	4
Issuer-specific credit events	14	1	21	7	25	68
Adverse projected cash flows	1	-	-	-	-	1
Total	$15	$1	$21	$16	$25	$78
Three Months Ended March 31, 2013
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	1	2	3
Foreign currency declines	-	-	-	-	-	-
Issuer-specific credit events	4	3	13	9	34	63
Adverse projected cash flows	6	-	-	-	-	6
Total	$10	$3	$13	$10	$38	$74

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and credit rating:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended March 31, 2014
Rating:
AAA	$-	$-	$-	$-	$-	$-
AA	2	-	-	1	-	3
A	-	-	-	-	-	-
BBB	-	-	-	1	-	1
Below investment grade	13	1	21	14	-	49
Non-rated	-	-	-	-	25	25
Total	$15	$1	$21	$16	$25	$78
Three Months Ended March 31, 2013
Rating:
AAA	$-	$-	$-	$-	$-	$-
AA	-	-	-	-	-	-
A	-	-	-	-	-	-
BBB	-	-	-	-	-	-
Below investment grade	10	3	13	9	-	35
Non-rated	-	-	-	1	38	39
Total	$10	$3	$13	$10	$38	$74

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the first quarters of 2014 and 2013 related to:

•    issuer-specific credit events;

•    securities for which we have changed our intent from hold to sell;

•    declines due to foreign exchange rates;

•    adverse changes in estimated cash flows on certain structured securities; and

•    securities that experienced severe market valuation declines.

In addition, impairments are recorded on real estate and investments in life settlements.

There was no significant impact to our consolidated financial condition or results of operations from other-than-temporary impairment charges for any one single credit. Also, no individual other-than-temporary impairment charge exceeded 0.01 percent of total equity at either March 31, 2014 or March 31, 2013.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $188 million and $205 million for the first quarters of 2014 and 2013, respectively. For a discussion of our other-than-temporary impairment accounting policy, see Note 6 to the Consolidated Financial Statements in the 2013 Annual Report.

Item 2 / INVESTMENTS

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2014	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$10,704	$114	1,224	$4	$1	2	$-	$-	-	$10,708	$115	1,226
7-11 months	32,188	1,375	2,946	33	8	16	-	-	-	32,221	1,383	2,962
12 months or more	10,080	802	615	192	47	17	11	8	2	10,283	857	634
Total	$52,972	$2,291	4,785	$229	$56	35	$11	$8	2	$53,212	$2,355	4,822
Below investment
grade bonds
0-6 months	$3,546	$74	909	$8	$2	9	$6	$5	6	$3,560	$81	924
7-11 months	1,984	92	299	64	15	4	3	2	3	2,051	109	306
12 months or more	2,270	162	313	203	62	52	28	19	9	2,501	243	374
Total	$7,800	$328	1,521	$275	$79	65	$37	$26	18	$8,112	$433	1,604
Total bonds
0-6 months	$14,250	$188	2,133	$12	$3	11	$6	$5	6	$14,268	$196	2,150
7-11 months	34,172	1,467	3,245	97	23	20	3	2	3	34,272	1,492	3,268
12 months or more	12,350	964	928	395	109	69	39	27	11	12,784	1,100	1,008
Total(e)	$60,772	$2,619	6,306	$504	$135	100	$48	$34	20	$61,324	$2,788	6,426
Equity securities
0-11 months	$427	$23	108	$26	$7	18	$-	$-	-	$453	$30	126
Total	$427	$23	108	$26	$7	18	$-	$-	-	$453	$30	126

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at March 31, 2014.

(c)  For bonds, represents amortized cost.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments for the first quarter of 2014 was primarily attributable to increases in the fair value of bonds available for sale. Net unrealized gains related to fixed maturity and equity securities increased in the first quarter of 2014 by $3.9 billion primarily due to the decrease in interest rates.

The change in net unrealized gains and losses on investments for the first quarter of 2013 was primarily attributable to the depreciation in the fair value of bonds available for sale due to the increase in interest rates, which more than offset the narrowing of credit spreads. Net unrealized gains related to fixed maturity and equity securities decreased in the first quarter of 2013 by $1.1 billion.

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

Overview

We have an integrated process for managing risks throughout our organization in accordance with our firm‑wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department supervises and integrates the risk management functions in each of our business units, providing senior

Item 2 / ENTERPRISE RISK MANAGEMENT

management with a consolidated view of the firm’s major risk positions. Within each business unit, senior leaders and executives approve risk‑taking policies and targeted risk tolerance within the framework provided by ERM. ERM supports our businesses and management in the embedding of enterprise risk management in our key day-to-day business processes and in identifying, assessing, quantifying, managing and mitigating the risks taken by us and our businesses. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur.

For a further discussion of AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2013 Annual Report.

Credit Risk Management

Overview

Credit risk is defined as the risk that our customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also result from a downgrade of a counterparty’s credit ratings or a widening of its credit spreads.

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

We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in some circumstances, we may require third‑party guarantees, reinsurance or collateral, such as letters of credit and trust collateral accounts. We treat these guarantees, reinsurance recoverables, letters of credit and trust collateral accounts as credit exposure and include them in our risk concentration exposure data. We identify our aggregate credit exposures to our underlying counterparty risks and report them regularly to senior management for review.

See Investments – Available for Sale Investments herein for further information on our credit concentrations and credit exposures.

Market Risk Management

Overview

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

Item 2 / ENTERPRISE RISK MANAGEMENT

Risk Identification

Market risk quantifies the adverse impact on us due to broad, systemic movements in one or more of the following market risk drivers:

Equity market prices.  We are exposed to equity market prices affecting a variety of instruments. These include direct investments in publicly‑traded shares, investments in private equity, hedge funds and mutual funds, exchange‑traded funds and other equity‑linked capital market instruments as well as other equity‑linked insurance products, including but not limited to equity‑indexed annuities, variable annuities, universal life insurance, and variable universal life insurance.

Residential and commercial real estate values.  Our investment portfolios are exposed to the risk of changing values in a variety of residential and commercial real estate investments. Residential investments include residential mortgages, residential mortgage‑backed securities and other structured securities with underlying assets that include residential mortgages: trusts that include real estate and/or mortgages (REITs), and mortgage insurance contracts. Commercial exposures include mortgage loans, commercial mortgage backed securities and other structured securities with underlying assets that include commercial mortgages: trusts, REITs, and other investments.

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

Credit spread or risk premium.  Credit spreads measure an instrument’s risk premium or yield relative to that of a comparable duration, default‑free instrument. Much like higher interest rates, wider credit spreads mean more investment income in the long‑term. In the short term, quickly rising spreads will cause a loss in the value of existing securities, which is reported in Other comprehensive income. A precipitous rise in credit spreads may also signal a fundamental weakness in the credit‑worthiness of bond obligors, potentially resulting in default losses.

Foreign currency exchange rates.  We are a globally diversified enterprise with significant income, assets and liabilities denominated in, and significant capital deployed in, a variety of currencies.

Commodity Prices.  Changes in the value of commodities can affect the valuation of publicly‑traded commodities, commodity indices and derivatives.

Inflation.  Changes in inflation can affect the valuation of fixed maturity securities, including debt securities linked to inflation index returns, derivatives on inflation indices, and insurance contracts where the claims are linked to inflation either explicitly, via indexing, or implicitly, through medical costs or wage levels in our primary casualty business.

Risk Measurement

Our market risk measurement framework was developed with the main objective of communicating the range and scale of our market risk exposures. At the firm‑wide level market risk is measured in a manner that is consistent with AIG’s Risk Appetite Statement. This is designed to ensure that we remain within our stated risk tolerance levels and can determine how much additional market risk taking capacity we have available within our framework. At the market risk level, the framework measures our overall exposure to each systemic market risk change.

Our risk appetite is currently defined in terms of capital and liquidity levels under specified stress tests. In addition, we continue to develop economic, U.S. GAAP accounting and statutory capital‑based risk measures at the market risk level, business‑unit level and firm‑wide levels. This process aims to ensure that we have a comprehensive view of the impact of our market risk exposures.

Item 2 / ENTERPRISE RISK MANAGEMENT

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

Scenario analysis.  Scenario analysis uses historical, hypothetical, or forward‑looking macroeconomic scenarios to assess and report exposures. Examples of hypothetical scenarios include a 100 basis point parallel shift in the yield curve or a 20 percent immediate and simultaneous decrease in world‑wide equity markets.

Stress testing.  Stress testing is a special form of scenario analysis in which the scenarios are designed to lead to a material adverse outcome. Examples of such scenarios include the stock market crash of October 1987 or the widening of yields or spread of RMBS or CMBS during 2008.

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	March 31,		December 31,		March 31,		December 31,
(dollars in millions)	2014		2013		2014		2013
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	274,048		268,208		(14,889)		(14,341)
Mortgage and other loans receivable	13,922		14,649		(695)		(661)
Preferred stock	22		21		(2)		(2)
Total interest rate sensitive assets	$287,992	(a)	$282,878	(a)	$(15,586)	(b)	$(15,004)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Hedge funds	10,338		9,900		(2,068)		(1,980)
Private equity	9,744		9,810		(1,949)		(1,962)
Real estate investments	3,158		3,113		(632)		(623)
PICC(c)	2,303		2,536		(461)		(507)
Common equity	2,271		1,927		(454)		(385)
Aircraft asset investments	730		763		(146)		(153)
Mutual funds in other invested assets	85		85		(17)		(17)
Other investments	819		872		(163)		(174)
Total equity and alternative investments
exposure	$29,448		$29,006		$(5,890)		$(5,801)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position(d)	$10,139		$10,350		$(1,014)		$(1,035)

(a)  At March 31, 2014, the analysis covered $288 billion of $310 billion interest-rate sensitive assets. Excluded are $5 billion in DIB assets, $7 billion of loans, and $4 billion of investments in life settlements. In addition, $6 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2013, the analysis covered $283 billion of $306 billion interest-rate sensitive assets. Excluded are $6 billion in DIB assets, $5 billion of loans, and $4 billion of investments in life settlements. In addition, $8 billion of assets across various asset categories were excluded due to modeling and/or data limitations.

(b)  Commencing in the first quarter of 2014, we began using a duration and convexity method to estimate the impact of a 100 bps increase in interest rates on each security. The change in method resulted in no material effect on the amounts presented at December 31, 2013.

(c)  Includes our investments in PICC Group and PICC P&C.

(d)  The majority of the foreign currency exposure is reported on a one quarter lag.

Foreign currency-denominated net asset position reflects our consolidated non‑U.S. dollar assets less our consolidated non‑U.S dollar liabilities on a U.S. GAAP basis. We use a bottom-up approach in managing our foreign currency exchange rate

Item 2 / ENTERPRISE RISK MANAGEMENT

exposures with the objective of protecting statutory capital at the regulated insurance entity level. We manage cash flow risk on our foreign currency-denominated debt issued by AIG Parent, and use a variety of techniques to mitigate this risk, including but not limited to the execution of cross-currency swaps and the issuance of new foreign currency-denominated debt to replace equivalent maturing debt. At the AIG Parent level, we monitor our foreign currency exposures against single currency and aggregate currency portfolio limits. As a matter of general practice, we do not typically hedge our foreign currency exposures to net investments in subsidiaries. However, we may utilize either cross-currency swaps or our foreign currency- denominated debt as a net investment hedge of our capital in subsidiaries.

At March 31, 2014, our five largest foreign currency net asset positions were denominated in Australian dollars, British pounds, Canadian dollars, Hong Kong dollars and Japanese yen. Our foreign currency-denominated net asset position at March 31, 2014 decreased 2.0 percent, or $211 million, compared to December 31, 2013. This was mostly due to a decrease in our Euro position of $459 million, primarily resulting from a settlement of loan receivables to fund dividend payments and bond hedging; a decrease in our Polish zloty position of $182 million, primarily resulting from the sale of our equity investment in Santander Consumer Bank; and a decrease in our Australian dollar position of $98 million, primarily resulting from the sale of Australian dollar bonds. These decreases were partially offset by an increase in our Hong Kong dollar position of $284 million, primarily resulting from AIG Property Casualty’s investment in PICC P&C and AI Overseas Association (AIOA) loss reserve adjustments; and an increase in our Japanese yen position of $206 million, mainly attributable to Japanese yen deferred tax liability reduction.

For illustrative purposes, we modeled our sensitivities based on a 100 basis point increase in yield curves, a 20 percent decline in equities and alternative assets, and a 10 percent depreciation of all foreign currency exchange rates against the U.S. dollar. The estimated results presented in the table above should not be taken as a prediction, but only as a demonstration of the potential effects of such events.

Liquidity Risk Management

Liquidity risk is defined as the risk that our financial condition will be adversely affected by the inability or perceived inability to meet our short-term cash, collateral or other financial obligations.

The failure to appropriately manage liquidity risk can result in reduced operating flexibility, increased costs, and reputational harm. Because liquidity is critically important, our liquidity governance includes a number of liquidity and funding policies and monitoring tools to address AIG-specific, broader industry and market related liquidity events.

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

•          potential reputational events or credit downgrade — changes can have an impact on policyholder cancellations and withdrawals or impact collateral posting requirements; and

•          catastrophic events, including natural and man‑made disasters, that can increase policyholder claims.

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

Item 2 / ENTERPRISE RISK MANAGEMENT

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

•    classification of ILFC as held-for-sale and related fair value measurement;

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

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected. For a complete discussion of our critical accounting estimates, you should read Part II, Item 7. MD&A — Critical Accounting Estimates in the 2013 Annual Report.

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

On April 4, 2014, the FRB approved AIG’s application to deregister as a savings and loan holding company in connection with the restructuring of AIG Federal Savings Bank from a federal savings association to a trust-only thrift. As a result, AIG is no longer subject to the FRB’s examination, supervision and enforcement authority and reporting requirements on account of its ownership of AIG Federal Savings Bank, but will continue to be regulated and supervised by the FRB due to its designation by the Financial Stability Oversight Counsel as a non-bank SIFI. The FRB has yet to finalize a regulatory framework that will be applicable to us as a non-bank SIFI.

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part I, Item 1. Business – Regulation, Part I, Item 1A. Risk Factors – Regulation and Note 19 to the Consolidated Financial Statements in the 2013 Annual Report.

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

Additional premium/Return premium is a premium due either to or from an insured as a result of a change in coverage (e.g. increase or decrease in limits or risk) or cancellation of an existing policy.  In addition, certain policies provide for adjustments to the original premium amount charged based on the experience of the policy, e.g. workers’ compensation policies and loss sensitive policies where changes to the original premium are based on variances of the loss history against estimates built into the determination of the original premium.

AIG – After-tax operating income (loss) attributable to AIG is derived by excluding the following items from net income (loss) attributable to AIG: income (loss) from discontinued operations, net loss (gain) on sale of divested businesses and properties, income from divested businesses, legacy tax adjustments primarily related to certain changes in uncertain tax positions and other tax adjustments, legal reserves (settlements) related to “legacy crisis matters,” deferred income tax valuation allowance (releases) charges, changes in fair value of AIG Life and Retirement fixed maturity securities designated to hedge living benefit liabilities (net of interest expense), changes in benefit reserves and DAC, VOBA, and sales inducement assets (SIA) related to net realized capital gains (losses), AIG Property Casualty other (income) expense - net,  (gain) loss on extinguishment of debt, net realized capital (gains) losses, and non-qualifying derivative hedging activities, excluding net realized capital (gains) losses. “Legacy crisis matters” include favorable and unfavorable settlements related to events leading up to and resulting from our September 2008 liquidity crisis and legal fees incurred by AIG as the plaintiff in connection with such legal matters.

AIG Life and Retirement – Pre-tax  operating income (loss) Pre-tax operating income (loss) is derived by excluding the following items from pre-tax income (loss): legal settlements related to legacy crisis matters, changes in fair values of fixed maturity securities designated to hedge living benefit liabilities (net of interest expense), net realized capital (gains) losses, and changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital gains (losses).

AIG Life and Retirement – Premiums and deposits includes direct and assumed amounts received on traditional life insurance policies, group benefit policies and deposits on life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts and mutual funds.

AIG Life and Retirement – Surrender rate represents annualized surrenders and withdrawals as a percentage of average account value.

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

AIG Property Casualty – Pre-tax  operating income (loss) includes both underwriting income (loss) and net investment income, but excludes net realized capital (gains) losses, other (income) expense - net, and legal settlements related to legacy crisis matters. Underwriting income (loss) is derived by reducing net premiums earned by claims and claims adjustment expenses incurred, acquisition expenses and general operating expenses.

Item 2 / GLOSSARY

BET  Binomial Expansion Technique  A model that generates expected loss estimates for CDO tranches and derives a credit rating for those tranches.

Book Value Per Common Share Excluding Accumulated Other Comprehensive Income (loss) (AOCI) is a non-GAAP measure and is used to show the amount of our net worth on a per-share basis. Book Value Per Common Share Excluding AOCI is derived by dividing Total AIG shareholders’ equity, excluding AOCI, by Total common shares outstanding.

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

CVA  Credit Valuation Adjustment  The CVA adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions. Also, the CVA reflects the fair value movement in the DIB’s asset portfolio that is attributable to credit movements only without the impact of other market factors such as interest rates and foreign exchange rates. Finally, the CVA also accounts for our own credit risk, in the fair value measurement of all net derivative liabilities positions and liabilities where AIG has elected the fair value option, when appropriate.

DAC  Deferred Policy Acquisition Costs  Deferred costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business.

DAC Related to Unrealized Appreciation (Depreciation) of Investments  An adjustment to DAC for investment-oriented products, equal to the change in DAC amortization that would have been recorded if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (also referred to as “shadow DAC”). The change in this adjustment, net of tax, is included with the change in net unrealized appreciation (depreciation) of investments that is credited or charged directly to Other comprehensive income (loss).

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

Item 2 / GLOSSARY

Loss Ratio Claims and claims adjustment expenses incurred divided by net premiums earned. Claims adjustment expenses are directly attributed to settling and paying claims of insureds and include, but are not limited to, legal fees, adjuster’s fees, and claims department personnel costs.

Loss Recognition Related to Unrealized Appreciation (Depreciation) of Investments An adjustment to DAC and future policy benefits for long-duration traditional products, equal to the adjustments that would be required if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields, and such reinvestment would not be sufficient to recover DAC and meet policyholder obligations (also referred to as “shadow loss recognition”). The change in this adjustment, net of tax, is included with the change in net unrealized appreciation (depreciation) of investments that is credited or charged directly to Other comprehensive income (loss).

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

Other Operations – Pre-tax operating income (loss): pre-tax income (loss) excluding certain legal reserves (settlements) related to legacy crisis matters, (gain) loss on extinguishment of debt, Net realized capital (gains) losses, net loss (gain) on sale of divested businesses and properties, changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital gains (losses) and income from divested businesses, including Aircraft Leasing.

Policy fees  An amount added to a policy premium, or deducted from a policy cash value or contract holder account, to reflect the cost of issuing a policy, establishing the required records, sending premium notices and other related expenses.

Pool  A reinsurance arrangement whereby all of the underwriting results of the pool members are combined and then shared by each member in accordance with its pool participation percentage.  Our members in the admitted lines pool are licensed to write standard lines of business by the individual state departments of insurance, and the policy forms and rates are regulated by those departments.  Our members in the surplus lines pool provide policyholders with insurance coverage for risks which are generally not available in the standard insurance market.  Surplus lines policy forms and rates are not regulated by the insurance departments.

Prior year development  Increase or decrease in estimates of losses and loss expenses for prior years that is included in earnings.

RBC  Risk-Based Capital  A formula designed to measure the adequacy of an insurer’s statutory surplus compared to the risks inherent in its business.

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

Item 2 / GLOSSARY

Retained Interest Category within AIG’s Other Operations that includes the fair value gains or losses, prior to their sale, of the AIA ordinary shares retained following the AIA Group Limited initial public offering and the MetLife, Inc. securities that were received as consideration from the sale of American Life Insurance Company and the fair value gains or losses, prior to the FRBNY liquidation of Maiden Lane III LLC assets in 2012, on the retained interest in Maiden Lane III LLC.

Retroactive Reinsurance  See Deferred Gain on Retroactive Reinsurance.

Salvage  The amount that can be recovered by us for the sale of damaged goods for which our policyholder has been indemnified (and to which title was transferred to us).

Second-lien  Subordinate in ranking to the first-lien holder claims on a property in the event of default on a mortgage.

Severe losses Individual non-catastrophe first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.  Severe losses include claims related to satellite explosions, plane crashes, and shipwrecks.

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

Solvency II  Legislation in the European Union which reforms the insurance industry’s solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards.  The Solvency II Directive (2009/138/EEC), was adopted on November 25, 2009 and is expected to become effective in January 2016.

SSDMF Social Security Death Master File  A database of deceased individuals, most of whom were issued a social security number during their lifetimes, maintained by the U.S. Social Security Administration.

Subrogation  The amount of recovery for claims we have paid our policyholders, generally from a negligent third party or such party’s insurer.

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

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies from acquired businesses.

Item 2 / ACRONYMS

ACRONYMS

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Security	IFRS International Financial Reporting Standards
CDO Collateralized Debt Obligation	ISDA International Swaps and Derivatives Association, Inc.
CDS Credit Default Swap	NAIC National Association of Insurance Commissioners
CLO Collateralized Loan Obligations	NM Not Meaningful
CMA Capital Maintenance Agreement	OTC Over-the-Counter
CMBS Commercial Mortgage-Backed Securities	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMAV Guaranteed Minimum Account Value Benefits	TARP Troubled Asset Relief Program of the Department of the Treasury
GMDB Guaranteed Minimum Death Benefits	VIE Variable Interest Entity
GMIB Guaranteed Minimum Income Benefits

Item 3 / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part I, Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 / Legal Proceedings

For a discussion of legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A./ Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2013 Annual Report.

ITEM 2 / UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock during the three months ended March 31, 2014:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs*	Plans or Programs (in millions)
January 1 - 31	-	$-	-	$1,404
February 1 - 28	6,250,000	49.37	6,250,000	1,095
March 1 - 31	11,175,487	49.93	11,175,487	537
Total	17,425,487	$49.73	17,425,487	$537

*  On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. On February 13, 2014, our Board of Directors authorized an increase to the August 1, 2013 repurchase authorization of AIG Common Stock by $1.0 billion, increasing the aggregate repurchase authorization at such time to approximately $1.4 billion of AIG Common Stock. The timing of such repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.  During the three months ended March 31, 2014, we have repurchased approximately 17.4 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $867 million.

Item 4 / Mine Safety Disclosures

Not applicable.

Item 6 / Exhibits

See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ DAVID L. HERZOG
David L. Herzog
Executive Vice President
Chief Financial Officer
Principal Financial Officer

/S/ DON W. CUMMINGS
Don W. Cummings
Vice President
Controller
Principal Accounting Officer

Dated: May 5, 2014

EXHIBIT INDEX

Exhibit Number	Description	Location

4	Instruments defining the rights of security holders, including indentures
	(1) Amendment No.1, dated as of January 8, 2014, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 8, 2014 (File No. 1-8787).
10	Material Contracts
	(1) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, between AIG and American General Life Insurance Company	Incorporated by reference to Exhibit 10.55 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-8787).
	(2) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, between AIG and The United States Life Insurance Company in the City of New York	Incorporated by reference to Exhibit 10.56 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-8787).

(3) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, among AIG, AIG Property Casualty Inc., AIU Insurance Company, American Home Assurance Company, AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania

Incorporated by reference to Exhibit 10.57 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-8787).
	(4) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, between AIG and AGC Life Insurance Company	Incorporated by reference to Exhibit 10.58 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-8787).
	(5) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, between AIG and The Variable Annuity Life Insurance Company	Incorporated by reference to Exhibit 10.59 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-8787).
	(6) American International Group, Inc. Annual Short-Term Incentive Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 20, 2014 (File No. 1-8787).
	(7) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated March 31, 2014 (File No. 1-8787).
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statement of Equity for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 and (vi) the Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

*    This exhibit is a management contract or compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.