Form 10-Q
period 2014-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2014-08-04
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of July 30, 2014, there were 1,426,883,895 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions, except for share data)	2014	2013
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2014 - $248,923; 2013 - $248,531)	$266,304	$258,274
Other bond securities, at fair value (See Note 6)	21,430	22,623
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2014 - $2,073; 2013 - $1,726)	4,048	3,656
Other common and preferred stock, at fair value (See Note 6)	724	834
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2014 - $6; 2013 - $0)	22,937	20,765
Other invested assets (portion measured at fair value: 2014 - $8,869; 2013 - $8,598)	33,645	28,659
Short-term investments (portion measured at fair value: 2014 - $4,310; 2013 - $6,313)	20,888	21,617
Total investments	369,976	356,428

Cash	1,827	2,241
Accrued investment income	2,846	2,905
Premiums and other receivables, net of allowance	14,077	12,939
Reinsurance assets, net of allowance	24,631	23,829
Deferred income taxes	19,912	21,925
Deferred policy acquisition costs	9,106	9,436
Derivative assets, at fair value	1,617	1,665
Other assets, including restricted cash of $1,206 in 2014 and $865 in 2013 (portion measured at fair value:
2014 - $0; 2013 - $418)	9,399	9,366
Separate account assets, at fair value	75,718	71,059
Assets held-for-sale	-	29,536
Total assets	$529,109	$541,329
Liabilities:
Liability for unpaid claims and claims adjustment expense	$79,977	$81,547
Unearned premiums	23,694	21,953
Future policy benefits for life and accident and health insurance contracts	42,536	40,653
Policyholder contract deposits (portion measured at fair value: 2014 - $898; 2013 - $384)	123,354	122,016
Other policyholder funds (portion measured at fair value: 2014 - $8; 2013 - $0)	4,809	5,083
Derivative liabilities, at fair value	2,416	2,511
Other liabilities (portion measured at fair value: 2014 - $569; 2013 - $933)	29,610	29,155
Long-term debt (portion measured at fair value: 2014 - $5,824; 2013 - $6,747)	38,414	41,693
Separate account liabilities	75,718	71,059
Liabilities held-for-sale	-	24,548
Total liabilities	420,528	440,218
Contingencies, commitments and guarantees (see Note 10)

Redeemable noncontrolling interests (see Note 12)	-	30

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2014 - 1,906,662,562 and
2013 - 1,906,645,689	4,766	4,766
Treasury stock, at cost; 2014 - 478,087,172 shares; 2013 - 442,582,366 shares	(16,369)	(14,520)
Additional paid-in capital	80,967	80,899
Retained earnings	27,286	22,965
Accumulated other comprehensive income	11,511	6,360
Total AIG shareholders’ equity	108,161	100,470
Non-redeemable noncontrolling interests (including $100 associated with businesses held for sale in 2013)	420	611
Total equity	108,581	101,081
Total liabilities and equity	$529,109	$541,329

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share data)	2014	2013	2014	2013
Revenues:
Premiums	$9,458	$9,200	$18,496	$18,572
Policy fees	701	623	1,393	1,238
Net investment income	3,884	3,844	8,080	8,008
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(32)	(17)	(82)	(57)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(16)	(10)	(20)	(11)
Net other-than-temporary impairments on available for sale
securities recognized in net income	(48)	(27)	(102)	(68)
Other realized capital gains (losses)	149	1,618	(10)	1,959
Total net realized capital gains (losses)	101	1,591	(112)	1,891
Aircraft leasing revenue	489	1,111	1,602	2,185
Other income	1,472	2,057	2,758	3,494
Total revenues	16,105	18,426	32,217	35,388
Benefits, claims and expenses:
Policyholder benefits and claims incurred	6,771	8,090	13,568	14,818
Interest credited to policyholder account balances	963	972	1,918	1,989
Amortization of deferred acquisition costs	1,396	1,353	2,701	2,639
Other acquisition and insurance expenses	2,213	2,245	4,330	4,483
Interest expense	463	535	942	1,112
Aircraft leasing expenses	489	1,093	1,585	2,124
Loss on extinguishment of debt	34	38	272	378
Net (gain) loss on sale of divested businesses	(2,174)	47	(2,178)	47
Other expenses	1,470	888	2,326	1,758
Total benefits, claims and expenses	11,625	15,261	25,464	29,348
Income from continuing operations before income tax expense	4,480	3,165	6,753	6,040
Income tax expense	1,474	425	2,088	1,142
Income from continuing operations	3,006	2,740	4,665	4,898
Income (loss) from discontinued operations, net of income tax expense	30	18	(17)	91
Net income	3,036	2,758	4,648	4,989
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	(37)	27	(34)	52
Net income attributable to AIG	$3,073	$2,731	$4,682	$4,937

Income (loss) per common share attributable to AIG:
Basic:
Income from continuing operations	$2.11	$1.84	$3.24	$3.28
Income (loss) from discontinued operations	$0.02	$0.01	$(0.01)	$0.06
Net income attributable to AIG	$2.13	$1.85	$3.23	$3.34
Diluted:
Income from continuing operations	$2.08	$1.83	$3.20	$3.27
Income (loss) from discontinued operations	$0.02	$0.01	$(0.01)	$0.06
Net income attributable to AIG	$2.10	$1.84	$3.19	$3.33
Weighted average shares outstanding:
Basic	1,442,397,111	1,476,512,720	1,450,776,629	1,476,491,719
Diluted	1,464,676,330	1,482,246,618	1,468,364,283	1,479,462,612
Dividends declared per common share	$0.125	$-	$0.250	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

cONDENSED Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Net income	$3,036	$2,758	$4,648	$4,989
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on
which other-than-temporary credit impairments were taken	26	(87)	115	195
Change in unrealized appreciation (depreciation) of all other investments	2,355	(4,446)	5,140	(5,234)
Change in foreign currency translation adjustments	47	(305)	(111)	(578)
Change in retirement plan liabilities adjustment	(2)	17	7	61
Other comprehensive income (loss)	2,426	(4,821)	5,151	(5,556)
Comprehensive income (loss)	5,462	(2,063)	9,799	(567)
Comprehensive income (loss) attributable to noncontrolling interests	(37)	6	(34)	31
Comprehensive income (loss) attributable to AIG	$5,499	$(2,069)	$9,833	$(598)

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statement of Equity  (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Six Months Ended June 30, 2014
Balance, beginning of year	$4,766	$(14,520)	$80,899	$22,965	$6,360	$100,470	$611	$101,081
Purchase of common stock	-	(1,849)	-	-	-	(1,849)	-	(1,849)
Net income (loss) attributable to AIG or other
noncontrolling interests	-	-	-	4,682	-	4,682	(34)	4,648
Dividends	-	-	-	(361)	-	(361)	-	(361)
Other comprehensive income (loss)	-	-	-	-	5,151	5,151	-	5,151
Net decrease due to deconsolidation	-	-	-	-	-	-	(127)	(127)
Contributions from noncontrolling interests	-	-	-	-	-	-	9	9
Distributions to noncontrolling interests	-	-	-	-	-	-	(37)	(37)
Other	-	-	68	-	-	68	(2)	66
Balance, end of period	$4,766	$(16,369)	$80,967	$27,286	$11,511	$108,161	$420	$108,581

Six Months Ended June 30, 2013
Balance, beginning of year	$4,766	$(13,924)	$80,410	$14,176	$12,574	$98,002	$667	$98,669
Net income attributable to AIG or other
noncontrolling interests	-	-	-	4,937	-	4,937	48	4,985
Other comprehensive loss	-	-	-	-	(5,535)	(5,535)	(4)	(5,539)
Net increase due to consolidation	-	-	-	-	-	-	1	1
Contributions from noncontrolling interests	-	-	-	-	-	-	13	13
Distributions to noncontrolling interests	-	-	-	-	-	-	(31)	(31)
Other	-	1	58	-	-	59	(2)	57
Balance, end of period	$4,766	$(13,923)	$80,468	$19,113	$7,039	$97,463	$692	$98,155

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Cash Flows (unaudited)

Six Months Ended June 30,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$4,648	$4,989
(Income) loss from discontinued operations	17	(91)
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(456)	(1,665)
Net (gain) loss on sale of divested businesses	(2,178)	47
Net losses on extinguishment of debt	272	378
Unrealized (gains) losses in earnings - net	127	(1,173)
Equity in income from equity method investments, net of dividends or distributions	(687)	(792)
Depreciation and other amortization	2,343	2,500
Impairments of assets	259	282
Changes in operating assets and liabilities:
Property casualty and life insurance reserves	981	775
Premiums and other receivables and payables - net	(782)	(564)
Reinsurance assets and funds held under reinsurance treaties	(815)	(544)
Capitalization of deferred policy acquisition costs	(3,019)	(2,953)
Current and deferred income taxes - net	1,605	933
Other, net	(674)	(448)
Total adjustments	(3,024)	(3,224)
Net cash provided by operating activities	1,641	1,674
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distribution of:
Available for sale investments	12,191	19,164
Other securities	2,744	2,850
Other invested assets	1,925	3,121
Divested businesses, net	2,348	-
Maturities of fixed maturity securities available for sale	11,460	12,517
Principal payments received on and sales of mortgage and other loans receivable	1,646	1,623
Purchases of:
Available for sale investments	(22,186)	(35,522)
Other securities	(290)	(1,763)
Other invested assets	(2,236)	(3,434)
Mortgage and other loans receivable	(3,445)	(2,143)
Net change in restricted cash	(628)	1,216
Net change in short-term investments	498	8,863
Other, net	(365)	(421)
Net cash provided by investing activities	3,662	6,071
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	8,162	6,757
Policyholder contract withdrawals	(7,241)	(8,066)
Issuance of long-term debt	3,028	2,338
Repayments of long-term debt	(6,027)	(8,319)
Purchase of Common Stock	(1,849)	-
Dividends paid	(361)	-
Other, net	(1,514)	235
Net cash used in financing activities	(5,802)	(7,055)
Effect of exchange rate changes on cash	(3)	(70)
Net increase (decrease) in cash	(502)	620
Cash at beginning of year	2,241	1,151
Change in cash of businesses held-for-sale	88	(9)
Cash at end of period	$1,827	$1,762

Supplementary Disclosure of Condensed Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$1,727	$2,408
Taxes	$482	$209
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,937	$1,980
Non-cash consideration received from sale of ILFC	$4,586	$-
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / NOTE 1. BASIS OF PRESENTATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

American International Group, Inc. (AIG) is a leading international insurance organization serving customers in more than 130 countries and jurisdictions. AIG companies serve commercial, institutional and individual customers through one of the most extensive worldwide property‑casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG) and the Tokyo Stock Exchange. Unless the context indicates otherwise, the terms “AIG,” “we,” “us” or “our” mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.

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

Interim period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2014 and prior to the issuance of these condensed consolidated financial statements.

Sale of ILFC

On May 14, 2014, we completed the sale of 100 percent of the common stock of International Lease Finance Corporation (ILFC) to AerCap Ireland Limited, a wholly owned subsidiary of AerCap Holdings N.V. (AerCap), in exchange for total consideration of approximately $7.6 billion, including cash and 97.6 million newly issued AerCap common shares (the AerCap Transaction). The total value of the consideration was based in part on AerCap’s closing price per share of $47.01 on May 13, 2014. ILFC’s results of operations are reflected in Aircraft leasing revenue and Aircraft leasing expenses in the Condensed Consolidated Statements of Income through the date of the completion of the sale. ILFC’s assets and liabilities were classified as held-for-sale at December 31, 2013 in the Condensed Consolidated Balance Sheets. See Note 4 herein for further discussion.

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

Under the standard, the entire amount of the cumulative translation adjustment associated with the foreign entity should be released into earnings when there has been: (i) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete or substantially complete liquidation of the foreign entity in which the subsidiary or the net assets had

Item 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

resided; (ii) a loss of a controlling financial interest in an investment in a foreign entity; or (iii) a change in accounting method from applying the equity method to an investment in a foreign entity to consolidating the foreign entity.

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

Future Application of Accounting Standards

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued an accounting standard that clarifies that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, so that the loan is derecognized and the real estate property is recognized, when either (i) the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

Item 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The standard is effective for interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. We plan to adopt the standard on its required effective date of January 1, 2015 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Reporting Discontinued Operations

In April 2014, the FASB issued an accounting standard that changes the requirements for presenting a component or group of components of an entity as a discontinued operation and requires new disclosures. Under the standard, the disposal of a component or group of components of an entity should be reported as a discontinued operation if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Disposals of equity method investments, or those reported as held-for-sale, will be eligible for presentation as a discontinued operation if they meet the new definition. The standard also requires entities to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation.

The standard is effective prospectively for all disposals of components (or classification of components as held-for-sale) of an entity that occur within interim and annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications of components as held-for-sale) that have not been reported in financial statements previously issued. We plan to adopt the standard on its required effective date of January 1, 2015 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Revenue Recognition

In May 2014, the FASB issued an accounting standard that supersedes most existing revenue recognition guidance. The new standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and other agreements that are governed under other GAAP guidance, but affects the revenue recognition for certain of our other activities.

The standard is effective for interim and annual reporting periods beginning after December 15, 2016 and must be applied retrospectively or through a cumulative effect adjustment to retained earnings recognized at the date of adoption. Early adoption is not permitted. We plan to adopt the standard on its required effective date of January 1, 2017 and are assessing the impact of the standard on our consolidated financial condition, results of operations and cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued an accounting standard that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The new standard aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements such that they all will be accounted for as secured borrowings. The standard eliminates sale accounting for repurchase-to-maturity transactions and supersedes the standard under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement.

The amendments are effective for interim and annual reporting periods beginning after December 15, 2014. Earlier adoption is not permitted. We plan to adopt the standard on its required effective date of January 1, 2015 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accounting for Share-Based Payments with Performance Targets

In June 2014, the FASB issued an accounting standard that clarifies the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.

The amendments are effective for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. The standard may be applied prospectively to all awards granted or modified after the effective date; or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We plan to adopt the standard on its required effective date of January 1, 2016. We do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

The following tables present our operations by reportable segment:

	2014		2013
Three Months Ended June 30,		Pre-tax Income (Loss)		Pre-tax Income (Loss)
(in millions)	Total Revenues	from continuing operations	Total Revenues	from continuing operations
AIG Property Casualty
Commercial Insurance	$5,889	$863	$5,696	$535
Consumer Insurance	3,342	157	3,347	91
Other	719	470	758	579
Total AIG Property Casualty	9,950	1,490	9,801	1,205
AIG Life and Retirement
Retail	2,972	738	3,439	1,177
Institutional	1,598	511	2,609	542
Total AIG Life and Retirement	4,570	1,249	6,048	1,719
Other Operations
Mortgage Guaranty	260	211	243	75
Global Capital Markets	286	245	232	175
Direct Investment book	365	272	815	720
Corporate & Other	411	956	445	(738)
Aircraft Leasing	489	-	1,111	18
Consolidation and elimination	(7)	1	(10)	1
Total Other Operations	1,804	1,685	2,836	251
AIG Consolidation and elimination	(219)	56	(259)	(10)
Total AIG Consolidated	$16,105	$4,480	$18,426	$3,165

Item 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	2014		2013
Six Months Ended June 30,		Pre-tax Income (Loss)		Pre-tax Income (Loss)
(in millions)	Total Revenues	from continuing operations	Total Revenues	from continuing operations
AIG Property Casualty
Commercial Insurance	$11,531	$1,576	$11,469	$1,576
Consumer Insurance	6,600	184	6,853	244
Other	1,485	1,039	1,447	999
Total AIG Property Casualty	19,616	2,799	19,769	2,819
AIG Life and Retirement
Retail	5,738	1,403	6,442	2,173
Institutional	3,183	1,078	4,346	1,116
Total AIG Life and Retirement	8,921	2,481	10,788	3,289
Other Operations
Mortgage Guaranty	509	288	474	119
Global Capital Markets	345	274	505	402
Direct Investment book	830	627	1,226	1,032
Corporate & Other	793	132	906	(1,746)
Aircraft Leasing	1,602	17	2,185	61
Consolidation and elimination	(15)	2	(19)	2
Total Other Operations	4,064	1,340	5,277	(130)
AIG Consolidation and elimination	(384)	133	(446)	62
Total AIG Consolidated	$32,217	$6,753	$35,388	$6,040

4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

Held-For-Sale Classification

On May 14, 2014, we completed the sale of 100 percent of the common stock of ILFC to AerCap Ireland Limited, a wholly owned subsidiary of AerCap, in exchange for total consideration of approximately $7.6 billion, including cash and 97.6 million newly issued AerCap common shares, valued at approximately $4.6 billion based on AerCap’s closing price per share of $47.01 on May 13, 2014. Net cash proceeds to AIG were $2.4 billion after the settlement of intercompany loans, and AIG recorded pre-tax and after-tax gains of approximately $2.2 billion and $1.4 billion, respectively, for the three- and six-month periods ended June 30, 2014. In connection with the AerCap Transaction, we entered into a five-year credit agreement for a senior unsecured revolving credit facility between AerCap Ireland Capital Limited, as borrower, and AIG Parent as lender, (the Revolving Credit Facility). The Revolving Credit Facility provides for an aggregate commitment of $1.0 billion and permits loans for general corporate purposes after the closing of the AerCap Transaction. At June 30, 2014, no amounts were outstanding under the Revolving Credit Facility.

As a result of the AerCap Transaction, we own approximately 46 percent of the outstanding common stock of AerCap. This common stock is subject to certain restrictions as to the amount and timing of potential sales as set forth in the Stockholders’ Agreement and Registration Rights Agreement between AIG and AerCap. We account for our interest in AerCap using the equity method of accounting. The difference between the carrying amount of our investment in AerCap common stock and our share of the underlying equity in the net assets of AerCap was approximately $1.4 billion at June 30, 2014. Approximately $0.4 billion of this difference was allocated to the assets and liabilities of AerCap based on their respective fair values and is being amortized into income over the estimated lives of the related assets and liabilities.  The remainder was allocated to goodwill.

Item 1 / NOTE 4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ILFC’s results of operations are reflected in Aircraft leasing revenue and Aircraft leasing expenses in the Condensed Consolidated Statements of Income through the date of the completion of the sale. ILFC’s assets and liabilities were classified as held-for-sale at December 31, 2013 in the Condensed Consolidated Balance Sheets.

The following table summarizes the components of ILFC assets and liabilities held-for-sale:

December 31,
(in millions)	2013
Assets:
Equity securities	$3
Mortgage and other loans receivable, net	229
Flight equipment primarily under operating leases, net of accumulated depreciation	35,508
Short-term investments	658
Cash	88
Premiums and other receivables, net of allowance	318
Other assets	2,066
Assets held-for-sale	38,870
Less: Loss accrual	(9,334)
Total assets held-for-sale	$29,536
Liabilities:
Other liabilities	$3,127
Long-term debt	21,421
Total liabilities held-for-sale	$24,548

Discontinued Operations

In connection with the 2010 sale of American Life Insurance Company (ALICO) to MetLife, Inc. (MetLife), we recognized the following income (loss) from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Revenues:
Gain on sale	$52	$28	$51	$145
Income from discontinued operations, before income tax expense	52	28	51	145
Income tax expense	22	10	68	54
Income (loss) from discontinued operations, net of income tax	$30	$18	$(17)	$91

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

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2014				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$24	$2,801	$-	$-	$-	$2,825
Obligations of states, municipalities and political subdivisions	-	27,731	1,991	-	-	29,722
Non-U.S. governments	604	21,551	25	-	-	22,180
Corporate debt	-	147,560	2,196	-	-	149,756
RMBS	-	21,363	16,328	-	-	37,691
CMBS	-	6,477	5,917	-	-	12,394
CDO/ABS	-	4,305	7,431	-	-	11,736
Total bonds available for sale	628	231,788	33,888	-	-	266,304
Other bond securities:
U.S. government and government sponsored entities	89	5,291	-	-	-	5,380
Obligations of states, municipalities and political subdivisions	-	123	-	-	-	123
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	1,055	-	-	-	1,055
RMBS	-	1,216	1,062	-	-	2,278
CMBS	-	553	757	-	-	1,310
CDO/ABS	-	2,885	8,397	-	-	11,282
Total other bond securities	89	11,125	10,216	-	-	21,430
Equity securities available for sale:
Common stock	3,253	2	-	-	-	3,255
Preferred stock	-	28	-	-	-	28
Mutual funds	763	2	-	-	-	765
Total equity securities available for sale	4,016	32	-	-	-	4,048
Other equity securities	653	71	-	-	-	724
Mortgage and other loans receivable	-	-	6	-	-	6
Other invested assets	25	3,020	5,824	-	-	8,869
Derivative assets:
Interest rate contracts(b)	16	2,890	23	-	-	2,929
Foreign exchange contracts(b)	-	1,089	14	-	-	1,103
Equity contracts	110	22	93	-	-	225
Commodity contracts	-	-	1	-	-	1
Credit contracts	-	-	41	-	-	41
Other contracts	-	-	37	-	-	37
Counterparty netting and cash collateral	-	-	-	(1,801)	(918)	(2,719)
Total derivative assets	126	4,001	209	(1,801)	(918)	1,617
Short-term investments	595	3,715	-	-	-	4,310
Separate account assets	72,986	2,732	-	-	-	75,718
Other assets	-	-	-	-	-	-
Total	$79,118	$256,484	$50,143	$(1,801)	$(918)	$383,026
Liabilities:
Policyholder contract deposits	$-	$56	$842	$-	$-	$898
Other policyholder funds	-	8	-	-	-	8

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivative liabilities:
Interest rate contracts(b)	-	2,589	90	-	-	2,679
Foreign exchange contracts(b)	-	1,525	23	-	-	1,548
Equity contracts	1	93	2	-	-	96
Commodity contracts	-	4	-	-	-	4
Credit contracts	-	-	1,126	-	-	1,126
Other contracts	-	-	90	-	-	90
Counterparty netting and cash collateral	-	-	-	(1,801)	(1,326)	(3,127)
Total derivative liabilities	1	4,211	1,331	(1,801)	(1,326)	2,416
Long-term debt	-	5,430	394	-	-	5,824
Other liabilities	208	361	-	-	-	569
Total	$209	$10,066	$2,567	$(1,801)	$(1,326)	$9,715
December 31, 2013				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$133	$3,062	$-	$-	$-	$3,195
Obligations of states, municipalities and political subdivisions	-	28,300	1,080	-	-	29,380
Non-U.S. governments	508	21,985	16	-	-	22,509
Corporate debt	-	143,297	1,255	-	-	144,552
RMBS	-	21,207	14,941	-	-	36,148
CMBS	-	5,747	5,735	-	-	11,482
CDO/ABS	-	4,034	6,974	-	-	11,008
Total bonds available for sale	641	227,632	30,001	-	-	258,274
Other bond securities:
U.S. government and government sponsored entities	78	5,645	-	-	-	5,723
Obligations of states, municipalities and political subdivisions	-	121	-	-	-	121
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	1,169	-	-	-	1,169
RMBS	-	1,326	937	-	-	2,263
CMBS	-	509	844	-	-	1,353
CDO/ABS	-	3,158	8,834	-	-	11,992
Total other bond securities	78	11,930	10,615	-	-	22,623
Equity securities available for sale:
Common stock	3,218	-	1	-	-	3,219
Preferred stock	-	27	-	-	-	27
Mutual funds	408	2	-	-	-	410
Total equity securities available for sale	3,626	29	1	-	-	3,656
Other equity securities	750	84	-	-	-	834
Mortgage and other loans receivable	-	-	-	-	-	-
Other invested assets	1	2,667	5,930	-	-	8,598
Derivative assets:
Interest rate contracts	14	3,716	41	-	-	3,771
Foreign exchange contracts	-	52	-	-	-	52
Equity contracts	151	106	49	-	-	306
Commodity contracts	-	-	1	-	-	1
Credit contracts	-	-	55	-	-	55
Other contracts	-	1	33	-	-	34
Counterparty netting and cash collateral	-	-	-	(1,734)	(820)	(2,554)
Total derivative assets	165	3,875	179	(1,734)	(820)	1,665

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Short-term investments	332	5,981	-	-	-	6,313
Separate account assets	67,708	3,351	-	-	-	71,059
Other assets	-	418	-	-	-	418
Total	$73,301	$255,967	$46,726	$(1,734)	$(820)	$373,440
Liabilities:
Policyholder contract deposits	$-	$72	$312	$-	$-	$384
Other policyholder funds	-	-	-	-	-	-
Derivative liabilities:
Interest rate contracts	-	3,661	141	-	-	3,802
Foreign exchange contracts	-	319	-	-	-	319
Equity contracts	-	101	-	-	-	101
Commodity contracts	-	5	-	-	-	5
Credit contracts	-	-	1,335	-	-	1,335
Other contracts	-	25	142	-	-	167
Counterparty netting and cash collateral	-	-	-	(1,734)	(1,484)	(3,218)
Total derivative liabilities	-	4,111	1,618	(1,734)	(1,484)	2,511
Long-term debt	-	6,377	370	-	-	6,747
Other liabilities	42	891	-	-	-	933
Total	$42	$11,451	$2,300	$(1,734)	$(1,484)	$10,575

(a) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b) Effective April 1, 2014, we reclassified cross-currency swaps from Interest rate contracts to Foreign exchange contracts. This change was applied prospectively.

Transfers of Level 1 and Level 2 Assets and Liabilities

Our policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the three- and six-month periods ended June 30, 2014, we transferred $236 million and $298 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the six-month period ended June 30, 2014, we transferred $103 million of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. There were no material transfers during the three-month period ended June 30, 2014 of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three- and six-month periods ended June 30, 2014.

During the three- and six-month periods ended June 30, 2013, we transferred $318 million and $557 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the six-month period ended June 30, 2013, we transferred $93 million of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 1 to Level 2 for U.S. government and government sponsored entities for the three-month period ended June 30, 2013. We had no material transfers from Level 2 to Level 1 during the three- and six-month periods ended June 30, 2013.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and six-month periods ended June 30, 2014 and 2013 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2014 and 2013:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	in	out	of Period	at End of Period
Three Months Ended June 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,042	$-	$74	$7	$-	$(132)	$1,991	$-
Non-U.S. governments	17	-	-	4	4	-	25	-
Corporate debt	1,815	9	33	(71)	707	(297)	2,196	-
RMBS	15,764	251	127	67	119	-	16,328	-
CMBS	5,741	17	129	(7)	69	(32)	5,917	-
CDO/ABS	6,610	18	1	726	103	(27)	7,431	-
Total bonds available for sale	31,989	295	364	726	1,002	(488)	33,888	-
Other bond securities:
RMBS	1,069	23	-	(32)	2	-	1,062	2
CMBS	770	21	-	(40)	6	-	757	19
CDO/ABS	8,498	334	-	(436)	1	-	8,397	122
Total other bond securities	10,337	378	-	(508)	9	-	10,216	143
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-
Preferred stock	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-
Mortgage and other loans receivable	-	-	-	6	-	-	6	-
Other invested assets	5,990	8	(5)	(15)	-	(154)	5,824	-
Total	$48,316	$681	$359	$209	$1,011	$(642)	$49,934	$143
Liabilities:
Policyholder contract deposits	$(765)	$(58)	$(16)	$(3)	$-	$-	$(842)	$(37)
Derivative liabilities, net:
Interest rate contracts	(98)	8	-	23	-	-	(67)	8
Foreign exchange contracts	-	3	-	(12)	-	-	(9)	3
Equity contracts	88	11	-	(8)	-	-	91	11
Commodity contracts	1	-	-	-	-	-	1	-
Credit contracts	(1,185)	75	-	25	-	-	(1,085)	69
Other contracts	(109)	18	48	(10)	-	-	(53)	16
Total derivative liabilities, net	(1,303)	115	48	18	-	-	(1,122)	107
Long-term debt(c)	(403)	(5)	-	14	-	-	(394)	(4)
Total	$(2,471)	$52	$32	$29	$-	$-	$(2,358)	$66

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	in	out	of Period	at End of Period
Six Months Ended June 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions(b)	$1,080	$-	$191	$853	$-	$(133)	$1,991	$-
Non-U.S. governments	16	-	(1)	6	4	-	25	-
Corporate debt	1,255	6	53	(67)	1,355	(406)	2,196	-
RMBS	14,941	495	260	624	119	(111)	16,328	-
CMBS	5,735	23	240	(57)	69	(93)	5,917	-
CDO/ABS	6,974	52	3	734	169	(501)	7,431	-
Total bonds available for sale	30,001	576	746	2,093	1,716	(1,244)	33,888	-
Other bond securities:
RMBS	937	51	-	72	2	-	1,062	17
CMBS	844	38	-	(131)	6	-	757	32
CDO/ABS	8,834	669	-	(887)	1	(220)	8,397	286
Total other bond securities	10,615	758	-	(946)	9	(220)	10,216	335
Equity securities available for sale:
Common stock	1	-	-	-	-	(1)	-	-
Preferred stock	-	-	-	-	-	-	-	-
Total equity securities available for sale	1	-	-	-	-	(1)	-	-
Mortgage and other loans receivable	-	-	-	6	-	-	6	-
Other invested assets	5,930	87	49	34	85	(361)	5,824	-
Total	$46,547	$1,421	$795	$1,187	$1,810	$(1,826)	$49,934	$335
Liabilities:
Policyholder contract deposits	$(312)	$(532)	$(24)	$26	$-	$-	$(842)	$(120)
Derivative liabilities, net:
Interest rate contracts	(100)	2	-	32	-	(1)	(67)	4
Foreign exchange contracts	-	3	-	(12)	-	-	(9)	4
Equity contracts	49	8	-	(14)	48	-	91	5
Commodity contracts	1	-	-	-	-	-	1	-
Credit contracts	(1,280)	154	-	41	-	-	(1,085)	164
Other contracts	(109)	35	47	(26)	-	-	(53)	27
Total derivative liabilities, net	(1,439)	202	47	21	48	(1)	(1,122)	204
Long-term debt(c)	(370)	(8)	-	33	(70)	21	(394)	5
Total	$(2,121)	$(338)	$23	$80	$(22)	$20	$(2,358)	$89

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended June 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$1,019	$24	$(145)	$69	$-	$(22)	$945	$-
Non-U.S. governments	18	(1)	-	4	-	(1)	20	-
Corporate debt	1,449	-	(20)	8	256	(59)	1,634	-
RMBS	12,096	204	(144)	1,529	9	-	13,694	-
CMBS	5,315	-	(121)	263	7	(9)	5,455	-
CDO/ABS	5,577	72	(76)	381	198	(10)	6,142	-
Total bonds available for sale	25,474	299	(506)	2,254	470	(101)	27,890	-
Other bond securities:
RMBS	730	(12)	-	64	-	-	782	(12)
CMBS	776	(1)	-	(41)	93	(7)	820	(16)
CDO/ABS	8,842	569	-	(572)	133	-	8,972	336
Total other bond securities	10,348	556	-	(549)	226	(7)	10,574	308
Equity securities available for sale:
Common stock	22	(9)	6	57	-	-	76	-
Preferred stock	49	-	(1)	-	-	-	48	-
Total equity securities available for sale	71	(9)	5	57	-	-	124	-
Other invested assets	5,467	108	23	42	218	(219)	5,639	-
Total	$41,360	$954	$(478)	$1,804	$914	$(327)	$44,227	$308
Liabilities:
Policyholder contract deposits	$(1,047)	$410	$-	$51	$-	$-	$(586)	$440
Derivative liabilities, net:
Interest rate contracts	756	3	-	20	-	-	779	7
Equity contracts	66	8	-	(6)	2	-	70	5
Commodity contracts	1	-	-	-	-	-	1	-
Credit contracts	(1,775)	138	-	43	-	-	(1,594)	181
Other contracts	(139)	13	8	13	-	-	(105)	9
Total derivatives liabilities, net	(1,091)	162	8	70	2	-	(849)	202
Long-term debt(c)	(407)	(15)	-	3	-	-	(419)	(13)
Total	$(2,545)	$557	$8	$124	$2	$-	$(1,854)	$629

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Six Months Ended June 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$1,024	$25	$(150)	$205	$-	$(159)	$945	$-
Non-U.S. governments	14	-	-	6	1	(1)	20	-
Corporate debt	1,487	(4)	(14)	30	332	(197)	1,634	-
RMBS	11,662	408	339	1,266	19	-	13,694	-
CMBS	5,124	11	20	188	161	(49)	5,455	-
CDO/ABS	4,841	97	-	1,020	379	(195)	6,142	-
Total bonds available for sale	24,152	537	195	2,715	892	(601)	27,890	-
Other bond securities:
RMBS	396	10	-	138	238	-	782	(40)
CMBS	812	11	-	(140)	251	(114)	820	(42)
CDO/ABS	8,536	853	-	(1,009)	620	(28)	8,972	217
Total other bond securities	9,744	874	-	(1,011)	1,109	(142)	10,574	135
Equity securities available for sale:
Common stock	24	-	5	47	-	-	76	-
Preferred stock	44	-	4	-	-	-	48	-
Total equity securities available for sale	68	-	9	47	-	-	124	-
Other invested assets	5,389	169	10	40	344	(313)	5,639	-
Total	$39,353	$1,580	$214	$1,791	$2,345	$(1,056)	$44,227	$135
Liabilities:
Policyholder contract deposits	$(1,257)	$615	$-	$56	$-	$-	$(586)	$664
Derivative liabilities, net:
Interest rate contracts	732	14	-	33	-	-	779	9
Equity contracts	47	36	-	(14)	1	-	70	27
Commodity contracts	1	-	-	(1)	-	1	1	1
Credit contracts	(1,991)	313	-	84	-	-	(1,594)	396
Other contracts	(162)	21	8	30	(2)	-	(105)	23
Total derivatives liabilities, net	(1,373)	384	8	132	(1)	1	(849)	456
Long-term debt(c)	(344)	(95)	-	22	(2)	-	(419)	(22)
Total	$(2,974)	$904	$8	$210	$(3)	$1	$(1,854)	$1,098

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

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended June 30, 2014
Bonds available for sale	$298	$(15)	$12	$295
Other bond securities	49	1	328	378
Equity securities available for sale	-	-	-	-
Other invested assets	12	(9)	5	8
Policyholder contract deposits	-	(58)	-	(58)
Derivative liabilities, net	16	8	91	115
Long-term debt	-	-	(5)	(5)
Three Months Ended June 30, 2013
Bonds available for sale	$239	$6	$54	$299
Other bond securities	(5)	-	561	556
Equity securities available for sale	-	(9)	-	(9)
Other invested assets	107	(22)	23	108
Policyholder contract deposits	-	410	-	410
Derivative liabilities, net	15	(5)	152	162
Long-term debt	-	-	(15)	(15)
Six Months Ended June 30, 2014
Bonds available for sale	$602	$(51)	$25	$576
Other bond securities	100	2	656	758
Equity securities available for sale	-	-	-	-
Other invested assets	89	(13)	11	87
Policyholder contract deposits	-	(532)	-	(532)
Derivative liabilities, net	31	5	166	202
Long-term debt	-	-	(8)	(8)
Six Months Ended June 30, 2013
Bonds available for sale	$449	$13	$75	$537
Other bond securities	28	-	846	874
Equity securities available for sale	-	-	-	-
Other invested assets	154	(28)	43	169
Policyholder contract deposits	-	615	-	615
Derivative liabilities, net	15	17	352	384
Long-term debt	-	-	(95)	(95)

The following tables present the gross components of purchases, sales, issues and settlements, net, shown above, for the three- and six-months ended June 30, 2014 and 2013 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Three Months Ended June 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$48	$(27)	$(14)	$7
Non-U.S. governments	5	-	(1)	4

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Corporate debt	63	(1)	(133)	(71)
RMBS	665	(11)	(587)	67
CMBS	27	-	(34)	(7)
CDO/ABS	892	(2)	(164)	726
Total bonds available for sale	1,700	(41)	(933)	726
Other bond securities:
RMBS	21	(14)	(39)	(32)
CMBS	-	-	(40)	(40)
CDO/ABS	23	(8)	(451)	(436)
Total other bond securities	44	(22)	(530)	(508)
Equity securities available for sale	-	-	-	-
Mortgage and other loans receivable	6	-	-	6
Other invested assets	137	(1)	(151)	(15)
Total assets	$1,887	$(64)	$(1,614)	$209
Liabilities:
Policyholder contract deposits	$-	$(46)	$43	$(3)
Derivative liabilities, net	-	-	18	18
Long-term debt(c)	-	-	14	14
Total liabilities	$-	$(46)	$75	$29
Three Months Ended June 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$150	$(81)	$-	$69
Non-U.S. governments	5	-	(1)	4
Corporate debt	211	(114)	(89)	8
RMBS	2,110	-	(581)	1,529
CMBS	320	(18)	(39)	263
CDO/ABS	673	-	(292)	381
Total bonds available for sale	3,469	(213)	(1,002)	2,254
Other bond securities:
RMBS	108	-	(44)	64
CMBS	-	-	(41)	(41)
CDO/ABS	129	-	(701)	(572)
Total other bond securities	237	-	(786)	(549)
Equity securities available for sale	58	(1)	-	57
Other invested assets	205	(16)	(147)	42
Total assets	$3,969	$(230)	$(1,935)	$1,804
Liabilities:
Policyholder contract deposits	$-	$(6)	$57	$51
Derivative liabilities, net	2	3	65	70
Long-term debt(c)	-	-	3	3
Total liabilities	$2	$(3)	$125	$124
				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Six Months Ended June 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions(b)	$936	$(32)	$(51)	$853
Non-U.S. governments	7	-	(1)	6

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Corporate debt	119	(8)	(178)	(67)
RMBS	1,752	(26)	(1,102)	624
CMBS	92	(57)	(92)	(57)
CDO/ABS	1,222	(2)	(486)	734
Total bonds available for sale	4,128	(125)	(1,910)	2,093
Other bond securities:
RMBS	162	(19)	(71)	72
CMBS	-	(6)	(125)	(131)
CDO/ABS	44	(15)	(916)	(887)
Total other bond securities	206	(40)	(1,112)	(946)
Equity securities available for sale	-	-	-	-
Mortgage and other loans receivable	6	-	-	6
Other invested assets	433	(1)	(398)	34
Total assets	$4,773	$(166)	$(3,420)	$1,187
Liabilities:
Policyholder contract deposits	$-	$(58)	$84	$26
Derivative liabilities, net	1	-	20	21
Long-term debt(c)	-	-	33	33
Total liabilities	$1	$(58)	$137	$80
Six Months Ended June 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$308	$(103)	$-	$205
Non-U.S. governments	8	-	(2)	6
Corporate debt	308	(114)	(164)	30
RMBS	2,712	(231)	(1,215)	1,266
CMBS	693	(164)	(341)	188
CDO/ABS	1,471	(159)	(292)	1,020
Total bonds available for sale	5,500	(771)	(2,014)	2,715
Other bond securities:
RMBS	213	-	(75)	138
CMBS	19	(58)	(101)	(140)
CDO/ABS	318	-	(1,327)	(1,009)
Total other bond securities	550	(58)	(1,503)	(1,011)
Equity securities available for sale	59	(11)	(1)	47
Other invested assets	448	(46)	(362)	40
Total assets	$6,557	$(886)	$(3,880)	$1,791
Liabilities:
Policyholder contract deposits	$-	$(12)	$68	$56
Derivative liabilities, net	5	(1)	128	132
Long-term debt(c)	-	-	22	22
Total liabilities	$5	$(13)	$218	$210

(a)  There were no issuances during the three- and six-month periods ended June 30, 2014 and 2013.

(b)  Purchases primarily reflect the effect of consolidating previously unconsolidated securitization vehicles.

(c)  Includes GIAs, notes, bonds, loans and mortgages payable.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2014 and 2013 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income as shown in the table above excludes $14 million and $37 million of net gains related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2014, respectively, and includes $25 million and $2 million of net losses related to assets and liabilities transferred out of Level 3 during the three- and six-month periods ended June 30, 2014, respectively.

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

Transfers of Level 3 Assets

During the three- and six-month periods ended June 30, 2014 and 2013, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS, CDO/ABS, and investments in hedge funds. Transfers of investments in private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types. Certain investments in hedge funds were transferred into Level 3 due to these investments now being carried at fair value and no longer being accounted for using the equity method of accounting due to a change in percentage ownership, or as a result of limited market activity due to fund‑imposed redemption restrictions.

During the three- and six-month periods ended June 30, 2014 and 2013, transfers out of Level 3 assets primarily related to certain investments in municipal securities, private placement and other corporate debt, RMBS, CMBS, CDO/ABS, and investments in hedge funds. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS, and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.  The transfers of certain hedge fund investments out of Level 3 assets were primarily the result of easing of certain fund-imposed redemption restrictions.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and six-month periods ended June 30, 2014 and 2013.

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

	Fair Value at
	June 30,	Valuation		Range
(in millions)	2014	Technique	Unobservable Input	(Weighted Average )
Assets:

Obligations of states,	$1,099	Discounted cash flow	Yield(b)	4.14% - 4.90% (4.52%)
municipalities and
political subdivisions

Corporate debt	1,365	Discounted cash flow	Yield(b)	0.00% - 7.99% (5.69%)

RMBS	16,844	Discounted cash flow	Constant prepayment rate(a)(c)	0.20% - 9.91% (5.05%)
			Loss severity(a)(c)	44.22% - 79.45% (61.83%)
			Constant default rate(a)(c)	3.90% - 11.11% (7.50%)
			Yield(c)	2.51% - 6.61% (4.56%)

Certain CDO/ABS	5,364	Discounted cash flow	Constant prepayment rate(a)(c)	6.10% - 11.30% (9.00%)
			Loss severity(a)(c)	46.20% - 60.90% (54.00%)
			Constant default rate(a)(c)	2.80% - 15.30% (8.40%)
			Yield(c)	4.90% - 10.40% (8.40%)

CMBS	6,142	Discounted cash flow	Yield(b)	0.00% - 13.53% (4.52%)

CDO/ABS - Direct		Binomial Expansion	Recovery rate(b)	6.00% - 59.00% (24.00%)
Investment book	568	Technique (BET)	Diversity score(b)	6 - 30 (15.3)
			Weighted average life(b)	0.54 - 11.20 years (5.22 years)
Liabilities:

Policyholder contract
deposits	842	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%
			Base lapse rate(b)	1.00% - 40.00%
			Dynamic lapse rate(b)	0.20% - 60.00%
			Mortality rate(b)	0.50% - 40.00%
			Utilization rate(b)	0.50% - 25.00%

Total derivative
liabilities, net	853	BET	Recovery rate(b)	6.00% - 32.00% (17.00%)
			Diversity score(b)	9 - 31 (14)
			Weighted average life(b)	3.82 - 11.20 years (6.16 years)

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2013	Technique	Unobservable Input	(Weighted Average )
Assets:

Obligations of states,	$920	Discounted cash flow	Yield(b)	4.94% - 5.86% (5.40%)
municipalities and
political subdivisions

Corporate debt	788	Discounted cash flow	Yield(b)	0.00% - 14.29% (6.64%)

RMBS	14,419	Discounted cash flow	Constant prepayment rate(a)(c)	0.00% - 10.35% (4.97%)
			Loss severity(a)(c)	42.60% - 79.07% (60.84%)
			Constant default rate(a)(c)	3.98% - 12.22% (8.10%)
			Yield(c)	2.54% - 7.40% (4.97%)

Certain CDO/ABS	5,414	Discounted cash flow	Constant prepayment rate(a)(c)	5.20% - 10.80% (8.20%)
			Loss severity(a)(c)	48.60% - 63.40% (56.40%)
			Constant default rate(a)(c)	3.20% - 16.20% (9.00%)
			Yield(c)	5.20% - 11.50% (9.40%)

CMBS	5,847	Discounted cash flow	Yield(b)	0.00% - 14.69% (5.58%)

CDO/ABS - Direct		Binomial Expansion	Recovery rate(b)	6.00% - 63.00% (25.00%)
Investment book	557	Technique (BET)	Diversity score(b)	5 - 35 (12)
			Weighted average life(b)	1.07 - 9.47 years (4.86 years)
Liabilities:

Policyholder contract
deposits	312	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%
			Base lapse rate(b)	1.00% - 40.00%
			Dynamic lapse rate(b)	0.20% - 60.00%
			Mortality rate(b)	0.50% - 40.00%
			Utilization rate(b)	0.50% - 25.00%

Total derivative
liabilities, net	996	BET	Recovery rate(b)	5.00% - 34.00% (17.00%)
			Diversity score(b)	9 - 32 (13)
			Weighted average life(b)	4.50 - 9.47 years (5.63 years)

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

		June 30, 2014		December 31, 2013
		Fair Value Using Net Asset Value Per Share (or its equivalent)		Fair Value Using Net Asset Value Per Share (or its equivalent)

			Unfunded		Unfunded
(in millions)	Investment Category Includes		Commitments		Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,462	$480	$2,544	$578

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	396	266	346	86

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	141	10	140	13

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	168	46	183	34

Other	Includes multi-strategy and mezzanine strategies	174	234	134	238
Total private equity funds		3,341	1,036	3,347	949
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,229	2	976	2

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,962	4	1,759	11

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	479	-	612	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	645	22	594	15

Emerging markets	Investments in the financial markets of developing countries	302	-	287	-

Other	Includes multi-strategy and relative value strategies	169	-	157	-
Total hedge funds		4,786	28	4,385	28
Total		$8,127	$1,064	$7,732	$977

Private equity fund investments included above are not redeemable, as distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10‑year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two‑year increments. At June 30, 2014, assuming average original expected lives of 10 years for the funds, 78 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 16 percent between four and six years and 6 percent between seven and 10 years.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The hedge fund investments included above are generally redeemable monthly (13 percent), quarterly (46 percent), semi‑annually (16 percent) and annually (25 percent), with redemption notices ranging from one day to 180 days. At June 30, 2014, however, investments representing approximately 49 percent of the total fair value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various contractual restrictions. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre‑defined end dates and are generally expected to be lifted by the end of 2015. The fund investments for which redemption is restricted only in part generally relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

Fair Value Option

The following table presents the gains and losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,

(in millions)	2014	2013	2014	2013
Assets:
Mortgage and other loans receivable	$-	$1	$-	$2
Bond and equity securities	611	256	1,277	632
Alternative Investments(a)	18	122	172	206
Other, including Short-term investments	2	2	5	5
Liabilities:
Long-term debt(b)	(135)	313	(209)	322
Other liabilities	(2)	(2)	(6)	(6)
Total gain	$494	$692	$1,239	$1,161

(a) Includes hedge funds, private equity funds and other investment partnerships.

(b) Includes GIAs, notes, bonds, loans and mortgages payable.

We recognized losses of $11 million and $22 million during the three- and six-month periods ended June 30, 2014, respectively, and gains of $19 million and losses of $15 million during the three- and six-month periods ended June 30, 2013, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	June 30, 2014			December 31, 2013
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$6	$4	$2	$-	$-	$-
Liabilities:
Long-term debt*	$5,824	$4,393	$1,431	$6,747	$5,231	$1,516

*    Includes GIAs, notes, bonds, loans and mortgages payable.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value Measurements on a Non-Recurring Basis

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2014	2013	2014	2013
June 30, 2014
Other investments	$-	$-	$1,445	$1,445	$20	$36	$55	$72
Investments in life settlements	-	-	399	399	45	35	87	78
Other assets	-	-	-	-	-	11	1	24
Total	$-	$-	$1,844	$1,844	$65	$82	$143	$174
December 31, 2013
Other investments	$-	$-	$1,615	$1,615
Investments in life settlements	-	-	896	896
Other assets	-	11	48	59
Total	$-	$11	$2,559	$2,570

Fair Value Information About Financial Instruments Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
June 30, 2014
Assets:
Mortgage and other loans receivable	$-	$219	$23,598	$23,817	$22,931
Other invested assets	-	600	2,809	3,409	4,337
Short-term investments	-	16,578	-	16,578	16,578
Cash	1,827	-	-	1,827	1,827
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	211	117,328	117,539	105,131
Other liabilities	-	3,993	-	3,993	3,993
Long-term debt	-	33,665	3,538	37,203	32,590
December 31, 2013
Assets:
Mortgage and other loans receivable	$-	$219	$21,418	$21,637	$20,765
Other invested assets	-	529	2,705	3,234	4,194
Short-term investments	-	15,304	-	15,304	15,304
Cash	2,241	-	-	2,241	2,241
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	199	114,361	114,560	105,093
Other liabilities	-	4,869	1	4,870	4,869
Long-term debt	-	36,239	2,394	38,633	34,946

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
June 30, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$2,652	$187	$(14)	$2,825	$-
Obligations of states, municipalities and political subdivisions	28,225	1,579	(82)	29,722	(13)
Non-U.S. governments	21,391	946	(157)	22,180	-
Corporate debt	139,393	11,181	(818)	149,756	74
Mortgage-backed, asset-backed and collateralized:
RMBS	34,369	3,599	(277)	37,691	1,805
CMBS	11,705	791	(102)	12,394	226
CDO/ABS	11,188	673	(125)	11,736	23
Total mortgage-backed, asset-backed and collateralized	57,262	5,063	(504)	61,821	2,054
Total bonds available for sale(b)	248,923	18,956	(1,575)	266,304	2,115
Equity securities available for sale:
Common stock	1,320	1,946	(11)	3,255	-
Preferred stock	24	4	-	28	-
Mutual funds	729	37	(1)	765	-
Total equity securities available for sale	2,073	1,987	(12)	4,048	-
Total	$250,996	$20,943	$(1,587)	$270,352	$2,115
December 31, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$3,084	$150	$(39)	$3,195	$-
Obligations of states, municipalities and political subdivisions	28,704	1,122	(446)	29,380	(15)
Non-U.S. governments	22,045	822	(358)	22,509	-
Corporate debt	139,461	7,989	(2,898)	144,552	74
Mortgage-backed, asset-backed and collateralized:
RMBS	33,520	3,101	(473)	36,148	1,670
CMBS	11,216	558	(292)	11,482	125
CDO/ABS	10,501	649	(142)	11,008	62
Total mortgage-backed, asset-backed and collateralized	55,237	4,308	(907)	58,638	1,857
Total bonds available for sale(b)	248,531	14,391	(4,648)	258,274	1,916
Equity securities available for sale:
Common stock	1,280	1,953	(14)	3,219	-
Preferred stock	24	4	(1)	27	-
Mutual funds	422	12	(24)	410	-
Total equity securities available for sale	1,726	1,969	(39)	3,656	-
Total	$250,257	$16,360	$(4,687)	$261,930	$1,916

(a) Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(b) At June 30, 2014 and December 31, 2013, bonds available for sale held by us that were below investment grade or not rated totaled $33.9 billion and $32.6 billion, respectively.

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$38	$-	$416	$14	$454	$14
Obligations of states, municipalities and political
subdivisions	482	7	1,800	75	2,282	82
Non-U.S. governments	1,815	22	2,211	135	4,026	157
Corporate debt	5,007	62	17,957	756	22,964	818
RMBS	2,681	42	4,882	235	7,563	277
CMBS	108	1	2,566	101	2,674	102
CDO/ABS	1,424	42	1,792	83	3,216	125
Total bonds available for sale	11,555	176	31,624	1,399	43,179	1,575
Equity securities available for sale:
Common stock	133	10	4	1	137	11
Mutual funds	77	1	26	-	103	1
Total equity securities available for sale	210	11	30	1	240	12
Total	$11,765	$187	$31,654	$1,400	$43,419	$1,587
December 31, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$1,101	$34	$42	$5	$1,143	$39
Obligations of states, municipalities and political
subdivisions	6,134	379	376	67	6,510	446
Non-U.S. governments	4,102	217	710	141	4,812	358
Corporate debt	38,495	2,251	4,926	647	43,421	2,898
RMBS	8,543	349	1,217	124	9,760	473
CMBS	3,191	176	1,215	116	4,406	292
CDO/ABS	2,845	62	915	80	3,760	142
Total bonds available for sale	64,411	3,468	9,401	1,180	73,812	4,648
Equity securities available for sale:
Common stock	96	14	-	-	96	14
Preferred stock	5	1	-	-	5	1
Mutual funds	369	24	-	-	369	24
Total equity securities available for sale	470	39	-	-	470	39
Total	$64,881	$3,507	$9,401	$1,180	$74,282	$4,687

At June 30, 2014, we held 5,018 and 109 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 2,909 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2014 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
June 30, 2014	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,262	$10,453	$617	$609
Due after one year through five years	50,469	53,409	4,752	4,683
Due after five years through ten years	67,282	71,508	11,107	10,809
Due after ten years	63,648	69,113	14,321	13,625
Mortgage-backed, asset-backed and collateralized	57,262	61,821	13,957	13,453
Total	$248,923	$266,304	$44,754	$43,179

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$194	$13	$1,329	$56	$410	$44	$1,700	$127
Equity securities	39	4	46	6	69	6	83	9
Total	$233	$17	$1,375	$62	$479	$50	$1,783	$136

For the three- and six-month periods ended June 30, 2014, the aggregate fair value of available for sale securities sold was $5.9 billion and $12.0 billion, respectively, which resulted in net realized capital gains of $0.2 billion and $0.4 billion, respectively.

For the three- and six-month periods ended June 30, 2013, the aggregate fair value of available for sale securities sold was $12.2 billion and $19.2 billion, respectively, which resulted in net realized capital gains of $1.3 billion and $1.6 billion, respectively.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	June 30, 2014		December 31, 2013
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$5,380	24%	$5,723	24%
Obligations of states, municipalities and political subdivisions	123	1	121	1
Non-U.S. governments	2	-	2	-
Corporate debt	1,055	5	1,169	5
Mortgage-backed, asset-backed and collateralized:
RMBS	2,278	10	2,263	10
CMBS	1,310	6	1,353	6
CDO/ABS and other collateralized*	11,275	51	11,985	51
Total mortgage-backed, asset-backed and collateralized	14,863	67	15,601	67
Other	7	-	7	-
Total fixed maturity securities	21,430	97	22,623	97
Equity securities	724	3	834	3
Total	$22,154	100%	$23,457	100%

*    Includes $0.9 billion and $1.0 billion of U.S. Government agency backed ABS at June 30, 2014 and December 31, 2013, respectively.

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Fixed maturity securities, including short-term investments	$3,111	$2,919	$6,242	$5,964
Equity securities	17	(12)	(68)	25
Interest on mortgage and other loans	311	290	629	570
Alternative investments*	547	738	1,472	1,604
Real estate	33	36	61	67
Other investments	(2)	28	9	81
Total investment income	4,017	3,999	8,345	8,311
Investment expenses	133	155	265	303
Net investment income	$3,884	$3,844	$8,080	$8,008

* Includes hedge funds, private equity funds, affordable housing partnerships, investments in life settlements and other investment partnerships.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Sales of fixed maturity securities	$181	$1,273	$366	$1,573
Sales of equity securities	35	40	63	74
Other-than-temporary impairments:
Severity	-	(3)	-	(5)
Change in intent	(1)	-	(6)	(3)
Foreign currency declines	(6)	-	(10)	-
Issuer-specific credit events	(44)	(42)	(93)	(79)
Adverse projected cash flows	(4)	(1)	(5)	(7)
Provision for loan losses	15	(2)	20	(5)
Foreign exchange transactions	(47)	82	(21)	411
Derivative instruments	12	288	(338)	17
Impairments on investments in life settlements	(45)	(35)	(87)	(78)
Other	5	(9)	(1)	(7)
Net realized capital gains (losses)	$101	$1,591	$(112)	$1,891

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$3,644	$(10,123)	$7,638	$(11,275)
Equity securities	173	(16)	45	(9)
Other investments	(40)	55	33	7
Total Increase (decrease) in unrealized appreciation (depreciation) of investments*	$3,777	$(10,084)	$7,716	$(11,277)

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

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Balance, beginning of period	$3,389	$4,603	$3,872	$5,164
Increases due to:
Credit impairments on new securities subject to impairment losses	14	10	22	27
Additional credit impairments on previously impaired securities	18	12	54	30
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(82)	(167)	(412)	(558)
Accretion on securities previously impaired due to credit*	(173)	(222)	(361)	(427)
Other	-	-	(9)	-
Balance, end of period	$3,166	$4,236	$3,166	$4,236

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

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$28,482
Cash flows expected to be collected*	22,778
Recorded investment in acquired securities	15,049

* Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	June 30, 2014	December 31, 2013
Outstanding principal balance	$16,272	$14,741
Amortized cost	11,559	10,110
Fair value	12,998	11,338

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Balance, beginning of period	$7,170	$5,114	$6,940	$4,766
Newly purchased PCI securities	247	761	769	1,106
Disposals	-	-	-	(60)
Accretion	(219)	(170)	(431)	(330)
Effect of changes in interest rate indices	(172)	22	(231)	106
Net reclassification from (to) non-accretable difference,
including effects of prepayments	16	174	(5)	313
Balance, end of period	$7,042	$5,901	$7,042	$5,901

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

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the fair value of securities pledged to counterparties under secured financing transactions:

(in millions)	June 30, 2014	December 31, 2013
Securities available for sale	$2,946	$3,907
Other securities	2,500	2,766

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	June 30, 2014	December 31, 2013
Securities collateral pledged to us	$9,438	$8,878
Amount repledged by us	219	71

Insurance - Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $6.4 billion and $6.7 billion at June 30, 2014 and December 31, 2013, respectively.

Other Pledges

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $56 million and $57 million of stock in FHLBs at June 30, 2014 and December 31, 2013, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $533 million and $80 million at June 30, 2014 and December 31, 2013, respectively, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations approximated $3.6 billion and $4.2 billion at June 30, 2014 and December 31, 2013, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Item 1 / NOTE 7. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable:

	June 30,	December 31,
(in millions)	2014	2013
Commercial mortgages*	$17,499	$16,195
Life insurance policy loans	2,769	2,830
Commercial loans, other loans and notes receivable	2,950	2,052
Total mortgage and other loans receivable	23,218	21,077
Allowance for losses	(281)	(312)
Mortgage and other loans receivable, net	$22,937	$20,765

* Commercial mortgages primarily represent loans for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 15 percent and 17 percent, respectively, at June 30, 2014, and approximately 18 percent and 17 percent, respectively, at December 31, 2013).

The following table presents the credit quality indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
June 30, 2014
Credit Quality Indicator:
In good standing	991	$3,219	$5,017	$3,818	$1,714	$1,433	$1,858	$17,059	98%
Restructured(a)	9	54	285	7	-	-	83	429	2
90 days or less delinquent	1	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	3	-	11	-	-	-	-	11	-
Total(b)	1,004	$3,273	$5,313	$3,825	$1,714	$1,433	$1,941	$17,499	100%
Valuation allowance		$11	$102	$7	$20	$6	$42	$188	1%
December 31, 2013
Credit Quality Indicator:
In good standing	978	$2,786	$4,636	$3,364	$1,607	$1,431	$1,970	$15,794	98%
Restructured(a)	9	53	210	6	-	-	85	354	2
90 days or less delinquent	2	-	-	5	-	-	-	5	-
>90 days delinquent or in
process of foreclosure	6	-	42	-	-	-	-	42	-
Total(b)	995	$2,839	$4,888	$3,375	$1,607	$1,431	$2,055	$16,195	100%
Allowance for losses		$10	$109	$9	$19	$3	$51	$201	1%

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2014			2013
Six Months Ended June 30,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$201	$111	$312	$159	$246	$405
Loans charged off	(5)	(13)	(18)	-	(26)	(26)
Recoveries of loans previously charged off	-	16	16	3	2	5
Net charge-offs	(5)	3	(2)	3	(24)	(21)
Provision for loan losses	(8)	(22)	(30)	8	(6)	2
Other	-	1	1	-	(5)	(5)
Allowance, end of period	$188*	$93	$281	$170*	$211	$381

* Of the total allowance at the end of the period, $88 million and $58 million relates to individually assessed credit losses on $240 million and $131 million of commercial mortgage loans at June 30, 2014 and 2013, respectively.

No significant loans were modified in a troubled debt restructuring during the six-month periods ended June 30, 2014 and 2013.

8. VARIABLE INTEREST ENTITIES

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business and consolidate the VIEs when we determine we are the primary beneficiary. This analysis includes a review of the VIE’s capital structure, contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued and our involvement with the entity.  When assessing the need to consolidate a VIE, we evaluate the design of the VIE as well as the related risks the entity was designed to expose the variable interest holders to.

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

Item 1 / NOTE 8. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Funds(e)	Securitization Vehicles	Structured Investment Vehicles	Affordable Housing Partnerships	Other	Total
June 30, 2014
Assets:
Bonds available for sale	$-	$11,502	$-	$-	$42	$11,544
Other bond securities	-	7,816	726	-	79	8,621
Mortgage and other loans receivable	-	1,681	-	-	176	1,857
Other invested assets	594	-	-	1,832	733	3,159
Other (a)	40	734	66	40	625	1,505
Total assets(b)(c)	$634	$21,733	$792	$1,872	$1,655	$26,686
Liabilities:
Long-term debt	$70	$1,223	$98	$184	$105	$1,680
Other (d)	32	116	-	92	201	441
Total liabilities	$102	$1,339	$98	$276	$306	$2,121
December 31, 2013
Assets:
Bonds available for sale	$-	$11,028	$-	$-	$70	$11,098
Other bond securities	-	7,449	748	-	113	8,310
Mortgage and other loans receivable	-	1,508	-	-	189	1,697
Other invested assets	849	-	-	1,986	793	3,628
Other (a)	49	481	93	41	615	1,279
Total assets(b)(c)	$898	$20,466	$841	$2,027	$1,780	$26,012
Liabilities:
Long-term debt	$71	$494	$87	$188	$154	$994
Other(d)	31	74	-	83	367	555
Total liabilities	$102	$568	$87	$271	$521	$1,549

(a)  Comprised primarily of Short-term investments, Premiums and other receivables and Other assets at both June 30, 2014 and December 31, 2013.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  At June 30, 2014 and December 31, 2013, includes approximately $21.6 billion and $21.4 billion, respectively, of investment-grade debt securities, loans and other assets held by certain securitization vehicles that issued beneficial interests in these investments. The majority of the beneficial interests issued are held by AIG.

(d)  Comprised primarily of Other liabilities and Derivative liabilities, at fair value, at both June 30, 2014 and December 31, 2013.

(e)  At June 30, 2014 and December 31, 2013, off-balance sheet exposure, primarily consisting of commitments to real estate and investment funds, was $61.8 million and $50.8 million, respectively.

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

Item 1 / NOTE 8. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet*	Sheet	Total
June 30, 2014
Real estate and investment funds	$20,010	$2,599	$402	$3,001
Affordable housing partnerships	477	476	-	476
Other	633	39	-	39
Total	$21,120	$3,114	$402	$3,516
December 31, 2013
Real estate and investment funds	$17,572	$2,343	$289	$2,632
Affordable housing partnerships	478	477	-	477
Other	708	37	-	37
Total	$18,758	$2,857	$289	$3,146

*  At June 30, 2014 and December 31, 2013, $3.1 billion and $2.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

Effective April 1, 2014, we reclassified cross-currency swaps from Interest rate contracts to Foreign exchange contracts. This change was applied prospectively.

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the notional amounts and fair values of our derivative instruments:

	June 30, 2014				December 31, 2013
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value(a)	Amount	Value(a)	Amount	Value(a)	Amount	Value(a)
Derivatives designated as
hedging instruments:
Interest rate contracts	$-	$-	$25	$1	$-	$-	$112	$15
Foreign exchange contracts	779	9	1,304	122	-	-	1,857	190
Equity contracts	16	1	192	6	-	-	-	-
Derivatives not designated
as hedging instruments:
Interest rate contracts	43,171	2,929	45,072	2,733	50,897	3,771	59,585	3,849
Foreign exchange contracts	10,563	1,094	14,720	1,426	1,774	52	3,789	129
Equity contracts(b)	6,326	224	37,077	945	29,296	413	9,840	524
Commodity contracts	16	1	13	4	17	1	13	5
Credit contracts	60	41	14,978	1,126	70	55	15,459	1,335
Other contracts(c)	34,076	37	479	90	32,440	34	1,408	167
Total derivatives not
designated as hedging
instruments	94,212	4,326	112,339	6,324	114,494	4,326	90,094	6,009
Total derivatives, gross	$95,007	$4,336	$113,860	$6,453	$114,494	$4,326	$92,063	$6,214

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) Notional amount of derivative assets and fair value of derivative assets were both zero at June 30, 2014 and were $23.2 billion and $107 million at December 31, 2013, respectively, related to bifurcated embedded derivatives.  Notional amount of derivative liabilities and fair value of derivative liabilities include $33.5 billion and $855 million, respectively, at June 30, 2014, and $6.7 billion and $424 million, respectively, at December 31, 2013, related to bifurcated embedded derivatives. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets.

(c)  Consists primarily of contracts with multiple underlying exposures.

The following table presents the fair values of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2014				December 31, 2013
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Global Capital Markets derivatives:
AIG Financial Products	$37,422	$2,527	$48,856	$3,224	$41,942	$2,567	$52,679	$3,506
AIG Markets	15,922	1,135	20,553	1,602	12,531	964	23,716	1,506
Total Global Capital Markets derivatives	53,344	3,662	69,409	4,826	54,473	3,531	76,395	5,012
Non-Global Capital Markets derivatives(a)	41,663	674	44,451	1,627	60,021	795	15,668	1,202
Total derivatives, gross	$95,007	4,336	$113,860	6,453	$114,494	4,326	$92,063	6,214
Counterparty netting(b)		(1,801)		(1,801)		(1,734)		(1,734)
Cash collateral(c)		(918)		(1,326)		(820)		(1,484)
Total derivatives, net		1,617		3,326		1,772		2,996
Less: Bifurcated embedded derivatives		-		910		107		485
Total derivatives on consolidated
balance sheet		$1,617		$2,416		$1,665		$2,511

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

Collateral posted by us to third parties for derivative transactions was $3.0 billion and $3.2 billion at June 30, 2014 and December 31, 2013, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.1 billion and $1.0 billion at June 30, 2014 and December 31, 2013, respectively. We generally can repledge or resell this collateral.

Offsetting

We have elected to present all derivative receivables and derivative payables, and the related cash collateral received and paid, on a net basis on our Condensed Consolidated Balance Sheets when a legally enforceable ISDA Master Agreement exists between us and our derivative counterparty. An ISDA Master Agreement is an agreement governing multiple derivative transactions between two counterparties. The ISDA Master Agreement generally provides for the net settlement of all, or a specified group, of these derivative transactions, as well as cash collateral, through a single payment, and in a single currency, as applicable. The net settlement provisions apply in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions governed by the ISDA Master Agreement.

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

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We use foreign currency denominated debt and cross‑currency interest rate swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non‑U.S. dollar functional currency foreign subsidiaries. We assess the hedge effectiveness and measure the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. For the three- and six-month periods ended June 30, 2014, we recognized gains of zero and $3 million, respectively, and for the three- and six-month periods ended June 30, 2013, we recognized losses of $35 million and gains of $95 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Interest rate contracts:
Gain (loss) recognized in earnings on derivatives(a)	$-	$-	$2	$-
Gain recognized in earnings on hedged items(b)	10	23	75	53
Foreign exchange contracts:(c)
Gain (loss) recognized in earnings on derivatives(d)	32	(35)	56	(40)
Gain (loss) recognized in earnings on hedged items(e)	(28)	43	(60)	47
Gain (loss) recognized in earnings for amounts excluded from effectiveness testing	(4)	8	(12)	7
Equity contracts:(f)
Gain (loss) recognized in earnings on derivatives	(14)	-	(14)	-
Gain (loss) recognized in earnings on hedged items	14	-	14	-
Gain (loss) recognized in earnings for amounts excluded from effectiveness testing	-	-	-	-

 (a) Includes gains of $1 million recorded in Interest credited to policyholder account balances and $1 million recorded in Net realized capital gains (losses) for the six-month period ended June 30, 2014.

(b) Includes gains of $10 million and $23 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $28 million and $53 million for the six-month periods ended June 30, 2014 and 2013, respectively, representing the amortization of debt basis adjustment recorded in Other income and Net realized capital gains (losses) following the discontinuation of hedge accounting. Also includes gains of $50 million for the six-month period ended June 30, 2014, recorded in Loss on extinguishment of debt, representing the release of debt basis following the repurchase of issued debt that was part of previously discontinued hedge accounting relationships.

(c) Gains and losses recognized in earnings for the ineffective portion and amounts excluded from effectiveness testing, if any, are recorded in Net realized capital gains (losses).

(d) Includes gains of $1 million recorded in Interest credited to policyholder account balances for the three- and six-month periods ended June 30, 2014. All other gains and losses are recorded in Net realized capital gains (losses).

(e) Includes gains of $9 million for both the three- and six-month periods ended June 30, 2014, representing the amortization of debt basis adjustment recorded in Other income and Net realized capital gains (losses) following the discontinuation of hedge accounting. All other gains and losses are recorded in Net realized capital gains (losses).

(f) Gains and losses recognized in earnings are recorded in Net realized capital gains (losses).

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
By Derivative Type:
Interest rate contracts	$48	$(69)	$187	$(285)
Foreign exchange contracts	37	(8)	23	147
Equity contracts*	11	468	(411)	512
Commodity contracts	-	(2)	1	(2)
Credit contracts	74	138	154	313
Other contracts	24	16	39	60
Total	$194	$543	$(7)	$745
By Classification:
Policy fees	$68	$48	$136	$93
Net investment income	12	5	26	29
Net realized capital gains (losses)	22	276	(315)	-
Other income	89	219	138	631
Policyholder benefits and claims incurred	3	(5)	8	(8)
Total	$194	$543	$(7)	$745

 *   Includes embedded derivative gains of $47 million and losses of $342 million for the three- and six-month periods ended June 30, 2014, respectively, and embedded derivative gains of $505 million and $760 million for the three- and six-month periods ended June 30, 2013, respectively.

Global Capital Markets Derivatives

Derivative transactions between AIG and its subsidiaries and third parties are generally centralized through GCM, specifically through the entity AIG Markets, Inc. (AIG Markets). The derivatives portfolio of AIG Markets consists primarily of interest rate and currency derivatives and also includes legacy credit derivatives that have been novated from AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP). AIGFP also enters into derivatives to mitigate market risk in its exposures (interest rates, currencies, credit, commodities and equities) arising from its portfolio of remaining transactions.

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

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the net notional amount (net of all structural subordination below the covered tranches), fair value of derivative (asset) liability before the effects of counterparty netting adjustments and offsetting cash collateral and unrealized market valuation gain (loss) of the super senior credit default swap portfolio by asset class:

			Fair Value of		Unrealized Market
	Net Notional Amount at		Derivative Liability at		Valuation Gain
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Arbitrage:
Multi-sector CDOs(a)	2,970	3,257	1,061	1,249	66	126	138	281
Corporate debt/CLOs(b)(c)	11,718	11,832	18	28	7	5	10	21
Total	$14,688	$15,089	$1,079	$1,277	$73	$131	$148	$302

(a) During the six-month period ended June 30, 2014, we paid $50 million to counterparties with respect to multi‑sector CDOs, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss. Collateral postings with regards to multi‑sector CDOs were $1.0 billion and $1.1 billion at June 30, 2014 and December 31, 2013, respectively.

(b) Corporate debt/Collateralized Loan Obligations (CLOs) include $887 million and $1.0 billion  in net notional amount of credit default swaps written on the super senior tranches of CLOs at June 30, 2014 and December 31, 2013, respectively. Collateral postings with regards to corporate debt/CLOs were $336 million and $353 million at June 30, 2014 and December 31, 2013, respectively.

(c) See Note 17 for Corporate Debt Super Senior CDSs terminated subsequent to June 30, 2014.

The expected weighted average maturity of the super senior credit derivative portfolios as of June 30, 2014 was five years for the multi‑sector CDO arbitrage portfolio and two years for the corporate debt/CLO portfolio.

Because of long‑term maturities of the CDSs in the arbitrage portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the super senior credit default swap portfolio.

Written Single Name Credit Default Swaps

We have legacy credit default swap contracts referencing single‑name exposures written on corporate, index and asset‑backed credits with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long‑short strategy to earn the net spread between CDSs written and purchased. At June 30, 2014 and December 31, 2013, the net notional amounts of these written CDS contracts were $293 million and $373 million, respectively, including  ABS CDS transactions purchased from a liquidated multi‑sector super senior CDS transaction. These exposures were partially hedged by purchasing offsetting CDS contracts of $39 million and $50 million in net notional amounts at June 30, 2014 and December 31, 2013, respectively. The net unhedged positions of $254 million and $323 million at June 30, 2014 and December 31, 2013, respectively, represent the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts was three years at both June 30, 2014 and December 31, 2013. At June 30, 2014 and December 31, 2013, the fair values of derivative liabilities (which represents the carrying value) of the portfolio of CDS were $26 million and $32 million, respectively.

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

These CDS contracts were written under ISDA Master Agreements. The majority of these ISDA Master Agreements include credit support annexes (CSAs) that provide for collateral postings that may vary at various ratings and threshold levels. At June 30, 2014 and December 31, 2013, net collateral posted by us under these contracts was $32 million and $38 million, respectively, prior to offsets for other transactions.

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

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk‑related contingent features that were in a net liability position at June 30, 2014 and December 31, 2013, was approximately $2.4 billion and $2.6 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2014 and December 31, 2013, was $3.0 billion and $3.1 billion, respectively.

We estimate that at June 30, 2014, based on our outstanding financial derivative transactions, a one‑notch downgrade of our long‑term senior debt ratings to BBB+ by Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw‑Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one‑notch downgrade to Baa2 by Moody’s Investors’ Service, Inc. (Moody’s) and an additional one‑notch downgrade to BBB by S&P would result in approximately $59 million in additional collateral postings and termination payments, and a further one‑notch downgrade to Baa3 by Moody’s and BBB‑ by S&P would result in approximately $152 million in additional collateral postings and termination payments.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of June 30, 2014. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could significantly differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were $6.2 billion and $6.4 billion at June 30, 2014 and December 31, 2013, respectively. These securities have par amounts of $12.7 billion and $13.4 billion at June 30, 2014 and December 31, 2013, respectively, and have remaining stated maturity dates that extend to 2052.

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

On January 30, 2014, the Court stayed proceedings in the Consolidated 2008 Securities Litigation pending a decision in Halliburton Co. v. Erica P. John Fund, Inc., No. 13‑317 (U.S. Nov. 15, 2013) (Halliburton II).

On July 15, 2014, the parties accepted a mediator’s proposal to settle the Consolidated 2008 Securities Litigation for a cash payment by AIG of $960 million.  As part of the mediator's proposal accepted by the parties, the parties have also agreed that the mediator will retain authority to resolve any disputes, if they arise, with respect to the finalization of the settlement documentation.  The settlement remains subject to completion of definitive settlement documentation, notice to the class, and approval by the Court. The settlement amount has been accrued.

Individual Securities Litigations. Between November 18, 2011 and September 16, 2013, nine separate, though similar, securities actions were filed asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP (one such action also names as defendants AIG’s outside auditors and the underwriters of various securities offerings). These actions are now pending in the Southern District of New York. The Court stayed all proceedings in these actions pending a decision in Halliburton II, which was issued on June 23, 2014. The stay has been lifted and proceedings in the Individual Securities Litigations have resumed.

We have accrued our current estimate of probable loss with respect to these litigations and other potential related litigations.

ERISA Actions – Southern District of New York. Between June 25, 2008 and November 25, 2008, AIG, certain directors and officers of AIG, and members of AIG’s Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. The Court subsequently consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II. On September 4, 2012, lead plaintiffs’ counsel filed a consolidated second amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of certain benefit plans of AIG and its subsidiaries that offered shares of AIG Common Stock. In the consolidated second amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants’ purported failure to monitor and/or disclose certain matters, including the Subprime Exposure Issues.

On November 20, 2012, defendants filed motions to dismiss the consolidated second amended complaint. On June 26, 2014, the Court issued an order denying defendants’ motions to dismiss in light of the U.S. Supreme Court’s decision in Fifth Third Bancorp v. Dudenhoeffer, No. 12-751 (U.S. June 25, 2014), which rejected the presumption of prudence in favor of ERISA fiduciaries that many courts had previously applied.  The Court’s order requires the parties to meet and confer concerning the impact of the Fifth Third Bancorp case and the possibility of settlement, and sets a deadline of October 3, 2014 for defendants to answer or otherwise respond to the consolidated second amended complaint.

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of August 4, 2014, discovery is ongoing, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens. On July 12, 2010, the Court adjourned a hearing on the motion pending a decision by the Supreme Court of Canada in a pair of actions captioned Club Resorts Ltd. v. Van Breda 2012 SCC 17. On April 18, 2012, the Supreme Court of Canada clarified the standard for determining jurisdiction over foreign and out‑of‑province defendants, such as AIG, by holding that a defendant must have some form of “actual,” as opposed to a merely “virtual,” presence to be deemed to be “doing business” in the jurisdiction. The Supreme Court of Canada also suggested that in future cases, defendants may contest jurisdiction even when they are found to be doing business in a Canadian jurisdiction if their business activities in the jurisdiction are unrelated to the subject matter of the litigation. The matter has been stayed pending further developments in the Consolidated 2008 Securities Litigation.

In plaintiff’s proposed statement of claim, plaintiff alleged general and special damages of $500 million and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of August 4, 2014, the Court has not determined whether it has jurisdiction or granted plaintiff’s application to file a statement of claim, no merits discovery has occurred and the action has been stayed. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

On November 19, 2012, the Southern District of New York granted the FRBNY’s motion to dismiss the SICO New York Action, on January 29, 2014, the Second Circuit affirmed the Southern District of New York’s dismissal of the SICO New York Action and, on June 30, 2014, the Supreme Court of the United States denied certiorari.

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In both of the actions commenced by SICO, the only claims naming AIG as a party (as a nominal defendant) are derivative claims on behalf of AIG. On September 21, 2012, SICO made a pre‑litigation demand on our Board demanding that we pursue the derivative claims in both actions or allow SICO to pursue the claims on our behalf. On January 9, 2013, our Board unanimously refused SICO’s demand in its entirety and on January 23, 2013, counsel for the Board sent a letter to counsel for SICO describing the process by which our Board considered and refused SICO’s demand and stating the reasons for our Board’s determination.

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

False Claims Act Complaint

On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a first amended complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The first amended complaint alleged that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and Maiden Lane II LLC (ML II) and ML III entities (the Maiden Lane Interests) through, among other things, misrepresenting AIG’s ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The first amended complaint sought unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys’ fees, costs and expenses. The complaint and the first amended complaint were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the first amended complaint on AIG on July 11, 2011. On April 19, 2013, the Court granted AIG’s motion to dismiss, dismissing the first amended complaint in its entirety, without prejudice, giving the Relators the opportunity to file a second amended

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

complaint. On May 24, 2013, the Relators filed a second amended complaint, which attempted to plead the same claims as the prior complaints and did not specify an amount of alleged damages. AIG and its co-defendants filed motions to dismiss the second amended complaint on August 9, 2013.On March 29, 2014, the Court dismissed the second amended complaint with prejudice. On April 30, 2014, the Relators filed a Notice of Appeal to the Ninth Circuit. We are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

AIG is responding to subpoenas from the New York Department of Financial Services (NYDFS) and the Manhattan District Attorney’s Office (NYDA) relating to AIG’s formerly wholly owned subsidiaries, ALICO and Delaware American Life Insurance Company (DelAm), and other related business units, which were sold by AIG to MetLife in November 2010.  The inquiries relate to whether ALICO, DelAm and their representatives conducted insurance business in New York over an extended period of time without a license, and whether certain representations by ALICO concerning its activities in New York were accurate. On or about March 31, 2014, a consent order between MetLife and the NYDFS, whereby MetLife agreed to pay $50 million, and a deferred prosecution agreement with the NYDA, whereby MetLife agreed to pay $10 million, were announced. AIG was not a party to either settlement. The consent order between the NYDFS and MetLife made certain findings, including that former AIG subsidiaries and affiliates conducted insurance business in New York without a license and that ALICO, while operating as a subsidiary of AIG, made misrepresentations and omissions concerning its insurance business activities in New York to NYDFS’s predecessor agency, the New York State Department of Insurance.  The NYDFS also found in the consent order that AIG had violated the New York Insurance Law. On April 3, 2014, AIG filed a complaint against the NYDFS and NYDFS Superintendent Benjamin Lawsky in the Southern District of New York, seeking declaratory and injunctive relief on the basis that the NYDFS’s interpretation of the New York Insurance Law is unconstitutional under the Due Process and Commerce Clauses, as well as the First Amendment, of the U.S. Constitution. AIG filed an amended complaint on June 2, 2014. Defendants moved to dismiss the amended complaint on June 20, 2014.

On May 12, 2010, a complaint was filed under seal in the Southern District of New York by an individual (Relator) seeking to assert claims on behalf of the United States against AIG under the False Claims Act. The Relator filed also under seal a first amended complaint on July 28, 2011. The complaint and the first amended complaint were initially filed and maintained under seal while the United States considered whether to intervene in the action, and on or about October 29, 2013, after the United States declined to intervene, the District Court ordered the complaint be unsealed 30 days after the entry of the order. The case, however, was not unsealed until May 9, 2014.  The Relator thereafter served his second amended complaint on AIG on May 23, 2014. The second amended complaint alleges that AIG made false statements relevant to the valuation of two of its former subsidiaries, ALICO and American International Assurance Limited (AIA), in connection with agreements under which interests in those subsidiaries were transferred to the FRBNY in exchange for a $25 billion decrease in the amount owed to the FRBNY under the FRBNY Credit Facility. Specifically, it alleges that AIG falsely told the federal government that ALICO and AIA had the licenses they needed to conduct their business and were in compliance with applicable laws and regulations.  AIG’s response to the second amended complaint is due on September 22, 2014.

A state regulatory agency has requested additional information relating to the unwinding of a position on which we realized gains of $196 million in the three- and six-month periods ended June 30, 2014.

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Legal Reserves

We recorded increases in our legal reserve liability of $491 million and $498 million in the three- and six-month periods ended June 30, 2014, respectively.

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

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.6 billion at June 30, 2014.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at June 30, 2014 was $240 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

In connection with the indemnity obligations described above, approximately $19 million of proceeds from the sale of ALICO remained in escrow as of June 30, 2014.

Other

•     See Note 4 for a discussion about the AerCap Revolving Credit Facility.

•     See Note 8 for commitments and guarantees associated with VIEs.

•     See Note 9 for disclosures about derivatives.

•     See Note 16 for additional disclosures about guarantees of outstanding debt.

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. EQUITY

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Six Months Ended June 30, 2014
Shares, beginning of year	1,906,645,689	(442,582,366)	1,464,063,323
Shares issued	16,873	-	16,873
Shares repurchased	-	(35,504,806)	(35,504,806)
Shares, end of period	1,906,662,562	(478,087,172)	1,428,575,390

Dividends

Payment of future dividends to our shareholders and repurchases of AIG Common Stock depends in part on the regulatory framework that we are currently subject to and that will ultimately be applicable to us, including as a nonbank systemically important financial institution under the Dodd‑Frank Wall Street Reform and Consumer Protection Act (Dodd‑Frank) and a global systemically important insurer. In addition, dividends are payable on AIG Common Stock only when, as and if declared by our Board of Directors in its discretion, from funds legally available therefor. In considering whether to pay a dividend or purchase shares of AIG Common Stock, our Board of Directors considers a number of factors, including, but not limited to: the capital resources available to support our core insurance operations and business strategies, AIG’s funding capacity and capital resources in comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, regulatory standards for capital and capital distributions, and such other factors as our Board of Directors may deem relevant.

On March 25, 2014, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on March 11, 2014. On June 24, 2014, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on June 10, 2014.

See Note 19 to the Consolidated Financial Statements in the 2013 Annual Report for a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries.

Repurchase of AIG Common Stock

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. On February 13, 2014, our Board of Directors authorized an increase to the August 1, 2013 repurchase authorization of AIG Common Stock by $1.0 billion. On June 5, 2014, our Board of Directors authorized an additional increase to the August 1, 2013 repurchase authorization of AIG Common Stock by $2.0 billion, resulting in an aggregate remaining authorization at such time of approximately $2.1 billion of AIG Common Stock.

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the six-month period ended June 30, 2014, we repurchased approximately 36 million shares of AIG Common Stock for an aggregate purchase price of approximately $1.9 billion pursuant to this authorization, resulting in a remaining authorization of approximately $1.5 billion at June 30, 2014.

In the second quarter of 2014, we executed an accelerated stock repurchase (ASR) agreement with a third-party financial institution. The total number of shares of AIG Common stock repurchased in the first half of 2014, and the aggregate purchase price of those shares, each as set forth above, reflect our payment of $300 million to the financial institution under the ASR agreement and our initial receipt of 70 percent of the total notional share equivalent, or approximately 3.8 million shares of AIG Common Stock. The ASR agreement settled with the financial institution in July 2014, at which time we received approximately 1.7 million additional shares of AIG Common Stock based on a formula specified by the terms of the ASR agreement.

The timing of any future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation
	(Depreciation) of Fixed
	Maturity Investments	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Change in Retirement Plan Liabilities Adjustment
	on Which Other-Than-
	Temporary Credit
(in millions)	investments				Total
Balance, December 31, 2013, net of tax	$936	$6,789	$(952)	$(413)	$6,360
Change in unrealized appreciation of investments	199	7,517	-	-	7,716
Change in deferred acquisition costs adjustment and other	36	(629)	-	-	(593)
Change in future policy benefits	(143)	(1,185)	-	-	(1,328)
Change in foreign currency translation adjustments	-	-	(29)	-	(29)
Net actuarial gain	-	-	-	37	37
Prior service cost	-	-	-	(24)	(24)
Change in deferred tax asset (liability)	23	(563)	(82)	(6)	(628)
Total other comprehensive income (loss)	115	5,140	(111)	7	5,151
Noncontrolling interests	-	-	-	-	-
Balance, June 30, 2014, net of tax	$1,051	$11,929	$(1,063)	$(406)	$11,511

Balance, December 31, 2012, net of tax	$575	$13,446	$(403)	$(1,044)	$12,574
Change in unrealized appreciation (depreciation) of investments	355	(11,632)	-	-	(11,277)
Change in deferred acquisition costs adjustment and other	(87)	630	-	-	543
Change in future policy benefits	49	2,491	-	-	2,540
Change in foreign currency translation adjustments	-	-	(566)	-	(566)
Net actuarial gain	-	-	-	104	104
Prior service cost	-	-	-	(27)	(27)
Change in deferred tax asset (liability)	(122)	3,277	(12)	(16)	3,127
Total other comprehensive income (loss)	195	(5,234)	(578)	61	(5,556)
Noncontrolling interests	-	(16)	(5)	-	(21)
Balance, June 30, 2013, net of tax	$770	$8,228	$(976)	$(983)	$7,039

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the other comprehensive income reclassification adjustments for the three- and six-month periods ended June 30, 2014 and 2013:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Recognized
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Change in Retirement Plan Liabilities Adjustment

(in millions)					Total
Three Months Ended June 30, 2014
Unrealized change arising during period	$21	$2,909	$73	$10	$3,013
Less: Reclassification adjustments
included in net income	10	165	-	(1)	174
Total other comprehensive income (loss),
before income tax expense (benefit)	11	2,744	73	11	2,839
Less: Income tax expense (benefit)	(15)	389	26	13	413
Total other comprehensive income (loss),
net of income tax expense (benefit)	$26	$2,355	$47	$(2)	$2,426
Three Months Ended June 30, 2013
Unrealized change arising during period	$(102)	$(6,854)	$(273)	$8	$(7,221)
Less: Reclassification adjustments
included in net income	6	152	-	(26)	132
Total other comprehensive income (loss),
before income tax expense (benefit)	(108)	(7,006)	(273)	34	(7,353)
Less: Income tax expense (benefit)	(21)	(2,560)	32	17	(2,532)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(87)	$(4,446)	$(305)	$17	$(4,821)
Six Months Ended June 30, 2014
Unrealized change arising during period	$110	$6,097	$(29)	$11	$6,189
Less: Reclassification adjustments
included in net income	18	394	-	(2)	410
Total other comprehensive income (loss),
before income tax expense (benefit)	92	5,703	(29)	13	5,779
Less: Income tax expense (benefit)	(23)	563	82	6	628
Total other comprehensive income (loss),
net of income tax expense (benefit)	$115	$5,140	$(111)	$7	$5,151
Six Months Ended June 30, 2013
Unrealized change arising during period	$372	$(8,132)	$(566)	$26	$(8,300)
Less: Reclassification adjustments
included in net income	55	379	-	(51)	383
Total other comprehensive income (loss),
before income tax expense (benefit)	317	(8,511)	(566)	77	(8,683)
Less: Income tax expense (benefit)	122	(3,277)	12	16	(3,127)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$195	$(5,234)	$(578)	$61	$(5,556)

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income

	Three Months Ended June 30,
(in millions)	2014	2013
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were recognized

Investments	$10	$6	Other realized capital gains
Total	10	6	-
Unrealized appreciation (depreciation) of all other investments
Investments	207	1,306	Other realized capital gains
Deferred acquisition costs adjustment	(30)	(37)	Amortization of deferred acquisition costs
Future policy benefits	(12)	(1,117)	Policyholder benefits and claims incurred
Total	165	152
Change in retirement plan liabilities adjustment
Prior-service costs	12	10	*
Actuarial gains/(losses)	(13)	(36)	*
Total	(1)	(26)
Total reclassifications for the period	$174	$132
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income

	Six Months Ended June 30,
(in millions)	2014	2013
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were recognized

Investments	$18	$55	Other realized capital gains
Total	18	55
Unrealized appreciation (depreciation) of all other investments
Investments	411	1,592	Other realized capital gains
Deferred acquisition costs adjustment	5	6	Amortization of deferred acquisition costs
Future policy benefits	(22)	(1,219)	Policyholder benefits and claims incurred
Total	394	379
Change in retirement plan liabilities adjustment
Prior-service costs	24	22	*
Actuarial gains/(losses)	(26)	(73)	*
Total	(2)	(51)	-
Total reclassifications for the period	$410	$383	-

 *   These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 to the Condensed Consolidated Financial Statements.

Item 1 / NOTE 12. NONCONTROLLING INTERESTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. NONCONTROLLING INTERESTS

The following table presents a rollforward of noncontrolling interests:

	Redeemable	Non-redeemable
	Noncontrolling	Noncontrolling
(in millions)	Interests	Interests
Six Months Ended June 30, 2014
Balance, beginning of year	$30	$611
Contributions from noncontrolling interests	1	9
Distributions to noncontrolling interests	-	(37)
Deconsolidation	(31)	(127)
Comprehensive income (loss):
Net income (loss)	-	(34)
Total comprehensive income (loss)	-	(34)
Other	-	(2)
Balance, end of period	$-	$420
Six Months Ended June 30, 2013
Balance, beginning of year	$334	$667
Contributions from noncontrolling interests	48	13
Distributions to noncontrolling interests	(144)	(31)
Consolidation (deconsolidation)	(145)	1
Comprehensive income (loss):
Net income	4	48
Unrealized losses on investments	(15)	-
Foreign currency translation adjustments	(2)	(4)
Total other comprehensive
loss, net of tax	(17)	(4)
Total comprehensive income (loss)	(13)	44
Other	-	(2)
Balance, end of period	$80	$692

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share data)	2014	2013	2014	2013
Numerator for EPS:
Income from continuing operations	$3,006	$2,740	$4,665	$4,898
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	(37)	27	(34)	52
Income attributable to AIG common shareholders from continuing operations	3,043	2,713	4,699	4,846
Income (loss) from discontinued operations, net of income tax expense	30	18	(17)	91
Net income attributable to AIG common shareholders	3,073	2,731	4,682	4,937
Denominator for EPS:
Weighted average shares outstanding - basic	1,442,397,111	1,476,512,720	1,450,776,629	1,476,491,719
Dilutive shares	22,279,219	5,733,898	17,587,654	2,970,893
Weighted average shares outstanding - diluted*	1,464,676,330	1,482,246,618	1,468,364,283	1,479,462,612
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$2.11	$1.84	$3.24	$3.28
Income (loss) from discontinued operations	$0.02	$0.01	$(0.01)	$0.06
Net income attributable to AIG	$2.13	$1.85	$3.23	$3.34
Diluted:
Income from continuing operations	$2.08	$1.83	$3.20	$3.27
Income (loss) from discontinued operations	$0.02	$0.01	$(0.01)	$0.06
Net income attributable to AIG	$2.10	$1.84	$3.19	$3.33

*    Dilutive shares are calculated using the treasury stock method and include dilutive shares from share‑based employee compensation plans, a weighted average portion of the warrants issued to AIG shareholders as part of the recapitalization in January 2011 and a weighted average portion of the warrants issued to the Department of the Treasury in 2009 that we repurchased in the first quarter of 2013. The number of shares excluded from diluted shares outstanding was 0.3 million for both the three- and six-month periods ended June 30, 2014, and 75 million and 76 million for the three- and six-month periods ended June 30, 2013, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

Item 1 / NOTE 14. EMPLOYEE BENEFITS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. EMPLOYEE BENEFITS

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended June 30, 2014
Components of net periodic benefit cost:
Service cost	$44	$10	$54	$1	$1	$2
Interest cost	57	8	65	3	-	3
Expected return on assets	(71)	(5)	(76)	-	-	-
Amortization of prior service (credit) cost	(9)	-	(9)	(3)	-	(3)
Amortization of net (gain) loss	11	2	13	-	-	-
Net periodic benefit cost	$32	$15	$47	$1	$1	$2
Three Months Ended June 30, 2013
Components of net periodic benefit cost:
Service cost	$44	$12	$56	$2	$1	$3
Interest cost	49	7	56	2	1	3
Expected return on assets	(64)	(5)	(69)	-	-	-
Amortization of prior service (credit) cost	(9)	-	(9)	(2)	-	(2)
Amortization of net (gain) loss	33	3	36	-	-	-
Net periodic benefit cost	$53	$17	$70	$2	$2	$4
Six Months Ended June 30, 2014
Components of net periodic benefit cost:
Service cost	$88	$21	$109	$2	$1	$3
Interest cost	114	15	129	5	1	6
Expected return on assets	(142)	(11)	(153)	-	-	-
Amortization of prior service (credit) cost	(17)	(1)	(18)	(5)	-	(5)
Amortization of net (gain) loss	22	4	26	-	-	-
Net periodic benefit cost	$65	$28	$93	$2	$2	$4
Six Months Ended June 30, 2013
Components of net periodic benefit cost:
Service cost	$88	$24	$112	$3	$2	$5
Interest cost	98	15	113	4	1	5
Expected return on assets	(129)	(10)	(139)	-	-	-
Amortization of prior service (credit) cost	(17)	(1)	(18)	(5)	-	(5)
Amortization of net (gain) loss	66	6	72	1	-	1
Net periodic benefit cost	$106	$34	$140	$3	$3	$6

For the six-month period ended June 30,  2014, we contributed $110 million to our U.S. and non-U.S. pension plans and estimate that we will contribute an additional $67 million for the remainder of 2014. These estimates are subject to change because contribution decisions are affected by various factors, including our liquidity, market performance and management discretion.

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

Interim Tax Expense (Benefit)

For the three- and six-month periods ended June 30, 2014, the effective tax rate on income from continuing operations was 32.9 percent and 30.9 percent, respectively. The effective tax rate for the three- and six-month periods ended June 30, 2014 on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income and a decrease in AIG Life and Retirement’s capital loss carryforward valuation allowance.

For the three- and six-month periods ended June 30, 2013, the effective tax rate on income from continuing operations was 13.4 percent and 18.9 percent, respectively.  The effective tax rate for the three- and six-month periods ended June 30, 2013 on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income and a decrease in the AIG Life and Retirement’s capital loss carryforward valuation allowance related to the actual and projected gains on sales of AIG Life and Retirement’s available-for-sale securities. For the six-month period ended June 30, 2013, these items were partially offset by changes in uncertain tax positions.

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

Item 1 / NOTE 15. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As a result of sales in the ordinary course of business to manage our investment portfolio, the implementation of prudent and feasible tax planning strategies and changes in market conditions, during the three month period ended June 30, 2014, certain AIG Life and Retirement capital loss carryforwards were realized prior to their expiration.

For the three-month period ended June 30, 2014, we recognized a $659 million decrease to our deferred tax asset valuation allowance associated with AIG Life and Retirement’s capital loss carryforwards and unrealized tax losses in AIG Life and Retirement’s available for sale portfolio, of which $77 million was allocated to income from continuing operations and $582 million was allocated to other comprehensive income.

For the six-month period ended June 30, 2014, we recognized a $1.6 billion decrease to our deferred tax asset valuation allowance associated with AIG Life and Retirement’s capital loss carryforwards and unrealized tax losses in AIG Life and Retirement’s available for sale portfolio, of which $139 million was allocated to income from continuing operations and $1.5 billion was allocated to other comprehensive income.

Tax Examinations and Litigation

On March 29, 2013, the U.S District Court for the Southern District of New York denied our motion for partial summary judgment related to the disallowance of foreign tax credits associated with cross border financing transactions. On March 17, 2014, the U.S. Court of Appeals for the Second Circuit (the Second Circuit) granted our petition for an immediate appeal of the partial summary judgment decision.  Accordingly, we are presenting our position to the Second Circuit.

We will vigorously defend our position and continue to believe that we have adequate reserves for any liability that could result from the IRS actions.

We continue to monitor legal and other developments in this area and evaluate the effect, if any, on our position, including recent decisions affecting other taxpayers.

Accounting for Uncertainty in Income Taxes

At June 30, 2014 and December 31, 2013, our unrecognized tax benefits, excluding interest and penalties, were $4.5 billion and $4.3 billion, respectively.  At  June 30, 2014 and December 31, 2013, our unrecognized tax benefits included $0.2 billion and $0.1 billion, respectively,  related to tax positions that if recognized would not affect the effective tax rate because they relate to the timing, rather than the permissibility, of the deduction. Accordingly, at June 30, 2014 and December 31, 2013, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.3 billion and $4.2 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At June 30, 2014 and December 31, 2013, we had accrued liabilities of $1.0 billion and $1.1 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the six month periods ended June 30, 2014 and 2013, we accrued expense (benefit) of $(62) million and $78 million, respectively, for the payment of interest (net of the federal benefit) and penalties.

We regularly evaluate adjustments proposed by taxing authorities. At June 30, 2014, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

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

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
June 30, 2014
Assets:
Short-term investments	$12,892	$-	$9,313	$(1,317)	$20,888
Other investments(a)	11,025	-	338,063	-	349,088
Total investments	23,917	-	347,376	(1,317)	369,976
Cash	160	2	1,665	-	1,827
Loans to subsidiaries(b)	31,880	-	727	(32,607)	-
Investment in consolidated subsidiaries(b)	67,728	40,069	-	(107,797)	-
Other assets, including deferred income taxes	22,512	83	137,130	(2,419)	157,306
Total assets	$146,197	$40,154	$486,898	$(144,140)	$529,109
Liabilities:
Insurance liabilities	$-	$-	$274,370	$-	$274,370
Long-term debt	27,602	1,296	9,516	-	38,414
Other liabilities, including intercompany balances(a)(c)	9,628	113	101,682	(3,679)	107,744
Loans from subsidiaries(b)	806	100	31,794	(32,700)	-
Total liabilities	38,036	1,509	417,362	(36,379)	420,528
Redeemable noncontrolling interests (see Note 12)	-	-	-	-	-
Total AIG shareholders’ equity	108,161	38,645	69,116	(107,761)	108,161
Non-redeemable noncontrolling interests	-	-	420	-	420
Total equity	108,161	38,645	69,536	(107,761)	108,581
Total liabilities and equity	$146,197	$40,154	$486,898	$(144,140)	$529,109

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

(b) Eliminated in consolidation.

(c)  For June 30, 2014 and December 31, 2013, includes intercompany tax payable of $2.9 billion and $1.4 billion, respectively, and intercompany derivative liabilities of $229 million and $249 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable (payable) of $ (19) million and $98 million, respectively, for AIGLH.

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended June 30, 2014
Revenues:
Equity in earnings of consolidated subsidiaries*	$3,503	$744	$-	$(4,247)	$-
Other income	255	-	15,922	(72)	16,105
Total revenues	3,758	744	15,922	(4,319)	16,105
Expenses:
Interest expense	410	29	57	(33)	463
Loss on extinguishment of debt	17	-	17	-	34
Other expenses	784	17	10,368	(41)	11,128
Total expenses	1,211	46	10,442	(74)	11,625
Income (loss) from continuing operations before income tax
expense (benefit)	2,547	698	5,480	(4,245)	4,480
Income tax expense (benefit)	(527)	123	1,878	-	1,474
Income (loss) from continuing operations	3,074	575	3,602	(4,245)	3,006
Income (loss) from discontinued operations, net of income taxes	(1)	-	31	-	30
Net income (loss)	3,073	575	3,633	(4,245)	3,036
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(37)	-	(37)
Net income (loss) attributable to AIG	$3,073	$575	$3,670	$(4,245)	$3,073
Three Months Ended June 30, 2013
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,374	$754	$-	$(3,128)	$-
Other income	673	-	17,837	(84)	18,426
Total revenues	3,047	754	17,837	(3,212)	18,426
Expenses:
Interest expense	482	32	36	(15)	535
Net loss on extinguishment of debt	38	-	-	-	38
Other expenses	335	-	14,410	(57)	14,688
Total expenses	855	32	14,446	(72)	15,261

Income (loss) from continuing operations before income tax
expense (benefit)	2,192	722	3,391	(3,140)	3,165
Income tax expense (benefit)	(538)	(3)	970	(4)	425
Income (loss) from continuing operations	2,730	725	2,421	(3,136)	2,740
Income from discontinued operations, net of income taxes	1	-	17	-	18
Net income (loss)	2,731	725	2,438	(3,136)	2,758
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	27	-	27
Net income (loss) attributable to AIG	$2,731	$725	$2,411	$(3,136)	$2,731

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Six Months Ended June 30, 2014
Revenues:
Equity in earnings of consolidated subsidiaries*	$5,488	$1,474	$-	$(6,962)	$-
Other income	479	-	31,922	(184)	32,217
Total revenues	5,967	1,474	31,922	(7,146)	32,217
Expenses:
Interest expense	832	58	118	(66)	942
Loss on extinguishment of debt	305	-	17	(50)	272
Other expenses	1,026	18	23,286	(80)	24,250
Total expenses	2,163	76	23,421	(196)	25,464
Income (loss) from continuing operations before income tax
expense (benefit)	3,804	1,398	8,501	(6,950)	6,753
Income tax expense (benefit)	(876)	(21)	3,004	(19)	2,088
Income (loss) from continuing operations	4,680	1,419	5,497	(6,931)	4,665
Income (loss) from discontinued operations, net of income taxes	2	-	(19)	-	(17)
Net income (loss)	4,682	1,419	5,478	(6,931)	4,648
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(34)	-	(34)
Net income (loss) attributable to AIG	$4,682	$1,419	$5,512	$(6,931)	$4,682
Six Months Ended June 30, 2013
Revenues:
Equity in earnings of consolidated subsidiaries*	$4,265	$1,424	$-	$(5,689)	$-
Other income	967	-	34,574	(153)	35,388
Total revenues	5,232	1,424	34,574	(5,842)	35,388
Expenses:
Interest expense	1,010	68	118	(84)	1,112
Net loss on extinguishment of debt	307	-	71	-	378
Other expenses	593	71	27,251	(57)	27,858
Total expenses	1,910	139	27,440	(141)	29,348
Income (loss) from continuing operations before income tax
expense (benefit)	3,322	1,285	7,134	(5,701)	6,040
Income tax expense (benefit)	(1,618)	(14)	2,778	(4)	1,142
Income (loss) from continuing operations	4,940	1,299	4,356	(5,697)	4,898
Income (loss) from discontinued operations, net of income taxes	(3)	-	94	-	91
Net income (loss)	4,937	1,299	4,450	(5,697)	4,989
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	52	-	52
Net income (loss) attributable to AIG	$4,937	$1,299	$4,398	$(5,697)	$4,937

*  Eliminated in consolidation.

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended June 30, 2014
Net income (loss)	$3,073	$575	$3,633	$(4,245)	$3,036
Other comprehensive income (loss)	2,426	1,287	1,884	(3,171)	2,426
Comprehensive income (loss)	5,499	1,862	5,517	(7,416)	5,462
Total comprehensive loss attributable to noncontrolling interests	-	-	(37)	-	(37)
Comprehensive income (loss) attributable to AIG	$5,499	$1,862	$5,554	$(7,416)	$5,499
Three Months Ended June 30, 2013
Net income (loss)	$2,731	$725	$2,438	$(3,136)	$2,758
Other comprehensive income (loss)	(4,800)	(3,351)	(4,707)	8,037	(4,821)
Comprehensive income (loss)	(2,069)	(2,626)	(2,269)	4,901	(2,063)
Total comprehensive income attributable to noncontrolling interests	-	-	6	-	6
Comprehensive income (loss) attributable to AIG	$(2,069)	$(2,626)	$(2,275)	$4,901	$(2,069)
Six Months Ended June 30, 2014
Net income (loss)	$4,682	$1,419	$5,478	$(6,931)	$4,648
Other comprehensive income (loss)	5,151	2,781	3,733	(6,514)	5,151
Comprehensive income (loss)	9,833	4,200	9,211	(13,445)	9,799
Total comprehensive loss attributable to noncontrolling interests	-	-	(34)	-	(34)
Comprehensive income (loss) attributable to AIG	$9,833	$4,200	$9,245	$(13,445)	$9,833
Six Months Ended June 30, 2013
Net income (loss)	$4,937	$1,299	$4,450	$(5,697)	$4,989
Other comprehensive income (loss)	(5,535)	(3,990)	(5,627)	9,596	(5,556)
Comprehensive income (loss)	(598)	(2,691)	(1,177)	3,899	(567)
Total comprehensive income attributable to noncontrolling interests	-	-	31	-	31
Comprehensive income (loss) attributable to AIG	$(598)	$(2,691)	$(1,208)	$3,899	$(598)

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Cash Flows

	American		Other
	International		Subsidiaries
	Group, Inc.		and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Eliminations	AIG
Six Months Ended June 30, 2014
Net cash (used in) provided by operating activities	5,324	2,586	(6,269)	1,641
Cash flows from investing activities:
Sales of investments	1,714	-	30,600	32,314
Purchase of investments	(624)	-	(27,533)	(28,157)
Loans to subsidiaries - net	(530)	-	530	-
Contributions to subsidiaries - net	111	-	(111)	-
Net change in restricted cash	(20)	-	(608)	(628)
Net change in short-term investments	65	-	433	498
Other, net	(27)	-	(338)	(365)
Net cash provided by investing activities	689	-	2,973	3,662
Cash flows from financing activities:
Issuance of long-term debt	-	-	3,028	3,028
Repayments of long-term debt	(3,314)	-	(2,713)	(6,027)
Purchase of Common Stock	(1,849)	-	-	(1,849)
Intercompany loans - net	(52)	(175)	227	-
Cash dividends paid	(361)	(2,460)	2,460	(361)
Other, net	(307)	-	(286)	(593)
Net cash (used in) provided by financing activities	(5,883)	(2,635)	2,716	(5,802)
Effect of exchange rate changes on cash	-	-	(3)	(3)
Change in cash	130	(49)	(583)	(502)
Cash at beginning of year	30	51	2,160	2,241
Reclassification to assets held for sale	-	-	88	88
Cash at end of period	$160	$2	$1,665	$1,827

Six Months Ended June 30, 2013
Net cash (used in) provided by operating activities	698	1,809	(833)	1,674
Cash flows from investing activities:
Sales of investments	646	-	38,629	39,275
Purchase of investments	(4,179)	-	(38,683)	(42,862)
Loans to subsidiaries - net	2,427	-	(2,427)	-
Contributions to subsidiaries - net	(86)	(1)	87	-
Net change in restricted cash	422	-	794	1,216
Net change in short-term investments	4,129	-	4,734	8,863
Other, net	205	-	(626)	(421)
Net cash (used in) provided by investing activities	3,564	(1)	2,508	6,071

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash flows from financing activities:
Issuance of long-term debt	-	-	2,338	2,338
Repayments of long-term debt	(4,107)	(245)	(3,967)	(8,319)
Intercompany loans - net	128	(123)	(5)	-
Purchase of common stock	-	-	-	-
Cash dividends paid to shareholders	-	(1,482)	1,482	-
Other, net	(257)	-	(817)	(1,074)
Net cash (used in) financing activities	(4,236)	(1,850)	(969)	(7,055)
Effect of exchange rate changes on cash	-	-	(70)	(70)
Change in cash	26	(42)	636	620
Cash at beginning of year	81	73	997	1,151
Change in cash of businesses held for sale	-	-	(9)	(9)
Cash at end of period	$107	$31	$1,624	$1,762

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American		Other
	International		Subsidiaries
	Group, Inc.		and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Eliminations	AIG
Cash (paid) received during the 2014 period for:
Interest:
Third party	$(946)	$(51)	$(730)	$(1,727)
Intercompany	(1)	(4)	5	-
Taxes:
Income tax authorities	$(17)	$-	$(465)	$(482)
Intercompany	953	-	(953)	-
Cash (paid) received during the 2013 period for:
Interest:
Third party	$(1,117)	$(57)	$(1,234)	$(2,408)
Intercompany	(5)	(14)	19	-
Taxes:
Income tax authorities	$(6)	$-	$(203)	$(209)
Intercompany	501	(78)	(423)	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Six Months Ended June 30,
(in millions)	2014	2013
Intercompany non-cash financing and investing activities:
Capital contributions
to subsidiaries through forgiveness of loans	$993	$341
Other capital contributions - net	-	245

Item 1 / NOTE 17. SUBSEQUENT EVENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17. SUBSEQUENT EVENTS

Debt Repurchases and Redemptions

On July 14, 2014, we purchased, in cash tender offers, (i) certain junior subordinated debentures issued or guaranteed by AIG for an aggregate purchase price of $1.8 billion and (ii) certain senior notes and debentures issued or guaranteed by AIG for an aggregate purchase price of $700 million.

On July 31, 2014, we further reduced DIB debt by approximately $2.0 billion through a redemption of $790 million aggregate principal amount of its 4.875% Notes due 2016 and a redemption of $1.25 billion aggregate principal amount of its 3.800% Notes due 2017, in each case, using cash allocated to the DIB.

Debt Offering

On July 16, 2014, we issued $1.0 billion aggregate principal amount of 2.300% Notes due 2019 and $1.5 billion aggregate principal amount of 4.500% Notes due 2044.

Dividends Declared

On August 4, 2014, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on September 25, 2014 to shareholders of record on September 11, 2014. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us. See Note 11 for further discussion.

Dispute Resolution

On July 16, 2014, AIG reached a global resolution of its residential mortgage related disputes with Bank of America. The resolution included its claims related to RMBS from which AIG and its subsidiaries suffered losses either directly on their own account or in connection with their participation in AIG’s securities lending program.  The resolution also included AIG’s objections to the $8.5 billion settlement of Countrywide’s mortgage repurchase obligations to various investors, as well as disputes concerning the issuance of mortgage guaranty insurance by AIG’s United Guaranty subsidiaries to Bank of America and Countrywide.  Under the terms of the settlement, AIG received $650 million in cash plus a right to receive its pro rata share of whatever amount is ultimately paid out to investors in connection with the Countrywide repurchase settlement.  In addition, the parties have agreed, subject to the approval of Fannie Mae, Freddie Mac and certain other mortgage holders, to resolve the outstanding mortgage guaranty claims disputes in accordance with agreed-to claims processes and payment formulae.  The $650 million payment has been received by AIG and will be recognized as a pre-tax gain in the third quarter of 2014.

Super Senior Credit Default Swap Terminations

On July 17, 2014, GCM terminated Corporate Debt Super Senior CDSs with a notional amount of $8.8 billion.

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

In this Quarterly Report on Form 10‑Q, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “AIG,” the “Company,” “we,” “us” and “our” to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

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

•   significant legal proceedings;

•   the timing and applicable requirements of any new regulatory framework to which AIG is subject as a nonbank systemically important financial institution (SIFI) and as a global systemically important insurer (G‑SII);

•   concentrations in AIG’s investment portfolios;

•    actions by credit rating agencies;

•    judgments concerning casualty insurance underwriting and insurance liabilities;

•   judgments concerning the recognition of deferred tax assets; and

•   such other factors discussed in:

•   this Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q;

•    Part I, Item 2. MD&A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014; and

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

•      income (loss) from divested businesses, including:

•      gain on the sale of International Lease Finance Corporation (ILFC); and

•      certain post-acquisition costs incurred by AerCap Holdings N.V. (AerCap) in connection with its acquisition of ILFC and related tax effects;

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

Item 2 / USE OF NON-GAAP MEASURES

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

•      AIG Life and Retirement

•      Pre‑tax operating income (loss) is derived by excluding the following items from pre‑tax income (loss):

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

•      income (loss) from divested businesses, including Aircraft Leasing; and

•      net (gain) loss on sale of divested businesses, including:

•      gain on the sale of ILFC; and

•      certain post-acquisition costs incurred by AerCap in connection with its acquisition of ILFC and our share of AerCap’s income taxes.

Results from discontinued operations are excluded from all of these measures.

Item 2 / EXECUTIVE OVERVIEW

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

On June 10, 2014, AIG announced that its Board of Directors appointed Peter D. Hancock as President, Chief Executive Officer and a Director of AIG. Mr. Hancock will assume his new roles on September 1, 2014, when our current President and Chief Executive Officer, Robert H. Benmosche, will assume an advisory role at AIG and is expected to resign as a Director.

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

•      Other Operations – AIG's Other Operations include results from Mortgage Guaranty operations (conducted through United Guaranty Corporation (UGC)), Global Capital Markets (GCM) operations (consisting of the operations of AIG Markets, Inc. (AIG Markets) and the remaining derivatives portfolio of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP)), the Direct Investment book (DIB), including the Matched Investment Program (MIP) and certain non-derivative assets and liabilities of AIGFP, Corporate & Other operations (after certain allocations to AIG's business segments), Aircraft Leasing through May 14, 2014 and, subsequent to May 14, 2014, AIG’s share of AerCap earnings based on its 46 percent ownership interest.

Item 2 / EXECUTIVE OVERVIEW

Executive Summary

Financial Performance

AIG Property Casualty pre‑tax operating income increased in the three-month period ended June 30, 2014 compared to the same period in the prior year primarily due to lower catastrophe losses and a favorable loss reserve development compared to an adverse loss reserve development in the prior year, partially offset by an increase in the frequency and severity of severe losses and a decrease in net investment income. Pre-tax operating income decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to a decrease in net investment income and a slight decrease in underwriting income.

AIG Life and Retirement pre-tax operating income improved  for the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, reflecting higher fee income from strong growth in assets under management, partially offset by lower investment income, primarily due to strong returns on alternative investments in the prior year periods and lower base investment yield. Disciplined pricing of new business and active management of renewal crediting rates for interest rate sensitive business, together with the run-off of older business with relatively high crediting rates, has largely offset the pressure on investment yields in the sustained low interest rate environment. Premiums and deposits increased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, primarily due to continued strong demand for variable annuities in the Retirement Income Solutions product line and improved sales of Fixed Annuities, which have benefitted from slightly higher market interest rates compared to the prior year periods.

Mortgage Guaranty pre‑tax operating income improved in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year due to an increase in net premiums earned and an increase in favorable prior year loss reserve development. New insurance written decreased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year due to declining levels of mortgage refinancing activity.

Our investment portfolio performance improved slightly in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year due to positive performance on bonds for which we elected the fair value option, primarily driven by lower interest rates since December 31, 2013.

Net realized capital gains declined in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year due to lower capital gains from sales of investments related to capital loss carryforward utilization and higher fair value losses on embedded derivatives related to variable annuity guarantee features, net of hedges.

Item 2 / EXECUTIVE OVERVIEW

Our Performance – Selected Indicators

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data and ratios)	2014	2013	2014	2013
Results of operations data:
Total revenues	$16,105	$18,426	$32,217	$35,388
Income from continuing operations	3,006	2,740	4,665	4,898
Net income attributable to AIG	3,073	2,731	4,682	4,937
Net income per common share attributable to AIG (diluted)	2.10	1.84	3.19	3.33
After-tax operating income attributable to AIG	1,833	1,655	3,614	3,637
After-tax operating income per common share attributable
to AIG (diluted)	1.25	1.12	2.46	2.46
Key metrics:
AIG Property Casualty combined ratio	98.8	102.6	99.9	100.0
AIG Property Casualty accident year combined ratio, as adjusted	96.9	96.5	97.0	97.0
AIG Life and Retirement premiums and deposits	$7,360	$6,765	$14,489	$12,345
AIG Life and Retirement assets under management	332,812	293,665	332,812	293,665
Mortgage Guaranty domestic first-lien new insurance written	11,057	13,817	18,662	24,373

			June 30,	December 31,
(in millions, except per share data)			2014	2013
Balance sheet data:
Total assets			$529,109	$541,329
Long-term debt			38,414	41,693
Total AIG shareholders’ equity			108,161	100,470
Book value per common share			75.71	68.62
Book value per common share, excluding AOCI			67.65	64.28

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding accumulated other comprehensive income, which is a non-GAAP measure.  See Use of Non‑GAAP Measures for additional information.

	June 30,	December 31,
(in millions, except per share data)	2014	2013
Total AIG shareholders' equity	$108,161	$100,470
Accumulated other comprehensive income	11,511	6,360
Total AIG shareholders' equity, excluding
accumulated other comprehensive income	$96,650	$94,110

Total common shares outstanding	1,428,575,390	1,464,063,323
Book value per common share	$75.71	$68.62
Book value per common share, excluding
accumulated other comprehensive income	$67.65	$64.28

Item 2 / EXECUTIVE OVERVIEW

Total revenues (in millions)	Income from continuing operations (in millions)

Net income ATTRIBUTABLE TO AIG (in millions)	Net INCOME PER COMMON SHARE ATTRIBUTABLE TO AIG (DILUTED)

after-tax operating income attributable to aig (excludes net realized capital gains and certain other items) (in millions)	Pre-tax operating income by segment (in millions)

Item 2 / EXECUTIVE OVERVIEW

TOTAL ASSETS (in millions)	Long-term debt (in millions)
Total AIG shareholders’ equity (in millions)	Book value per COMMON share and book value per common share excluding AOCI

*    Includes operating borrowings of other subsidiaries and consolidated investments and hybrid debt securities.

Liquidity and Capital Resources 2014 Highlights

We reduced our debt in the first six months of 2014 as a result of maturities, repayments and repurchases of $5.9 billion, of which $3.0 billion is related to DIB redemptions.

We maintained financial flexibility in the first six months of 2014 through $701 million in cash dividends from AIG Property Casualty and $2.5 billion in cash dividends and loan repayments from AIG Life and Retirement, which included approximately $364 million of legal settlement proceeds.

Our Board of Directors increased our share repurchase authorization of AIG Common Stock, par value $2.50 per share, (AIG Common Stock), by an additional $2.0 billion on June 5, 2014, resulting in an aggregate remaining authorization at such time of approximately $2.1 billion of AIG Common Stock.   During the six months ended June 30, 2014, we repurchased approximately 36 million shares of AIG Common Stock for an aggregate purchase price of approximately $1.9 billion.  As of August 4, 2014, an aggregate repurchase authorization of approximately $1.5 billion remains.  The total number of shares of AIG Common Stock repurchased in the first half of 2014, and the aggregate purchase price of these shares, reflect our payment of $300 million under an accelerated stock repurchase (ASR) agreement and our initial receipt of 70 percent of the total notional share equivalent, or approximately 3.8 million shares of AIG Common Stock.

We paid a cash dividend on AIG Common Stock of $0.125 per share on each of March 25, 2014 and June 24, 2014.

Item 2 / EXECUTIVE OVERVIEW

Our Board of Directors declared a cash dividend on AIG Common Stock on August 4, 2014 of $0.125 per share, payable on September 25, 2014 to shareholders of record on September 11, 2014.

We received net cash proceeds of approximately $2.4 billion from the sale of ILFC after taking into account the settlement of intercompany loans.  This cash amount is in addition to the 97.6 million newly issued AerCap common shares we received as consideration from the sale.

Investment Highlights

Net investment income increased to $3.9 billion and $8.1 billion for the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods in the prior year.

Net investment income for our insurance operations decreased by approximately $131 million and $259 million for the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods in the prior year due to lower reinvestment yields and lower income on alternative investments, although returns on alternative investments continue to benefit from strong equity market performance. While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities and other fixed income securities with favorable risk versus return characteristics to improve yields and increase net investment income.

Net unrealized gains in our available for sale portfolio increased to approximately $19.4 billion as of June 30, 2014 from approximately $11.7 billion as of December 31, 2013 due to a decline in interest rates over the period and the narrowing of credit spreads.

The overall credit rating of our fixed maturity portfolio remains largely unchanged from December 31, 2013.

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

Interest rates remain low relative to historical levels, which have affected our industry by reducing investment returns. In addition, current market conditions may not necessarily permit insurance companies to increase pricing across all our product lines.

Item 2 / EXECUTIVE OVERVIEW

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

Item 2 / EXECUTIVE OVERVIEW

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

During the second quarter of 2014, within the U.S. commercial property business, AIG Property Casualty observed continued rate pressure in the U.S. Excess and Surplus lines market, particularly with respect to its natural catastrophe exposed business. AIG Property Casualty’s strategy is to continue to differentiate its capacity from its peers through leveraging management’s significant experience with catastrophic events, providing loss prevention expertise and maintaining discipline in pricing to internal targets despite intense competition.

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

As part of AIG Property Casualty’s strategy to expand its consumer operations in growth economies, on May 29, 2013, AIG Property Casualty entered into a joint venture agreement with PICC Life Insurance Company Limited (PICC Life), a subsidiary of the People’s Insurance Company (Group) of China Limited (PICC Group), to form an agency distribution company in China to distribute life and retirement products. The joint venture company distributes jointly developed life and retirement insurance products, existing PICC Life products, PICC Property & Casualty Company Limited (PICC P&C) insurance products, AIG Property Casualty products, as well as other products aimed at meeting the needs of this developing market. AIG owns 24.9 percent of the joint venture company with PICC Life holding the remaining 75.1 percent. AIG’s participation in the joint venture is managed by AIG Property Casualty. The joint venture commenced operations in March 2014.

AIG Property Casualty continues to explore other potential life insurance and accident and health opportunities internationally.

Capital Efficiency

AIG Property Casualty continues to execute capital management initiatives by enhancing broad‑based risk tolerance guidelines for its operating units, implementing underwriting strategies to increase return on equity by line of business and reducing exposure to businesses with inadequate pricing and increased loss trends. In addition, AIG Property Casualty remains focused on enhancing its global reinsurance strategy to improve overall capital efficiency, which may lead to periodic income statement volatility.

Item 2 / EXECUTIVE OVERVIEW

AIG Property Casualty also continues to streamline its legal entity structure to enhance transparency for regulators and optimize capital and tax efficiency. The legal entity restructuring initiatives have enhanced AIG Property Casualty’s dividend capacity, reduced required capital, and provided tax benefits. Additionally, the restructurings allow AIG Property Casualty to simplify its reinsurance arrangements, which further facilitates increased capital optimization. In the six months ended June 30, 2014, AIG Property Casualty continued the integration of its Japan operations through the conversion of the American Home Assurance Company’s Japan branch to a subsidiary of the Japan holding company effective on April 1, 2014.  AIG Property Casualty expects its overall legal entity restructuring to be substantially completed in 2015, subject to regulatory approvals in the relevant jurisdictions.

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

The interest rate environment has a significant impact on the life and annuity industry. Low long-term interest rates put pressure on long-term investment returns, negatively affect sales of interest rate sensitive products such as fixed annuities, and reduce future profits on certain existing fixed rate products. Low interest rates may also affect future investment margins, and may affect the recoverability and amortization rate of DAC assets in variable annuity, fixed annuity and universal life businesses. While long-term interest rates have continued to remain low relative to historical levels, the modest increase in rates since the first quarter of 2013 has caused demand for fixed annuities products to improve, and continued stable or modestly rising interest rates would provide favorable market conditions for fixed annuity sales and future profitability.

AIG Life and Retirement will continue to actively manage renewal crediting rates and use a disciplined approach to pricing new sales of interest rate sensitive products, including minimum rate guarantees. Also, as market conditions change, asset and liability interest rate exposures and strategic asset allocation are managed to emphasize lower or higher durations in the investment portfolio.

Item 2 / EXECUTIVE OVERVIEW

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

Sales in the Fixed Annuities product line have improved compared to the same periods in the prior year, and could strengthen if interest rates rise and the yield curve steepens, as these market conditions make fixed annuity products more attractive compared to alternatives such as bank deposits.

Industry sales of individual life products have continued their overall downward trend, particularly in the past several quarters.  AIG Life and Retirement is targeting growth by offering differentiated product solutions to better meet consumer needs, and by expanding distribution of life products through new channels and relationships, while maintaining pricing discipline as an integral component of its overall strategy.   Advanced underwriting approaches that leverage existing capabilities within AIG are another key focus in AIG Life and Retirement’s drive for a sustainable competitive advantage in this product line.

The Institutional Markets product line is expected to continue contributing to growth in assets under management from increased stable value wrap business as well as from disciplined growth through the pursuit of select opportunities related to the terminal funding and pension buyout business.

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

Market Conditions and Industry Trends

During 2013, refinancing activity drove much of the increased volume in the mortgage loan industry due to historically low residential mortgage interest rates. However, the majority of UGC’s increase in new business written in 2013 was originated from home purchases as opposed to refinancings.  Although UGC believes that home purchases will increase during 2014, primarily due to increased buyer confidence arising from home price appreciation and residential mortgage interest rates remaining low relative to historical levels, UGC continues to anticipate a decrease in new insurance written during 2014 compared to 2013 as higher residential mortgage interest rates from the third quarter of 2013 through the second quarter of 2014 have reduced refinancing activity.

Item 2 / EXECUTIVE OVERVIEW

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

UGC’s continued success, as well as the success of the mortgage insurance industry, can be significantly affected by changes in regulatory and legislative developments and changes in the charters and business practices of Freddie Mac and Fannie Mae (collectively, the GSEs).

On July 10, 2014, the GSEs issued in draft form for public comment new eligibility requirements used to approve private mortgage insurers that provide insurance on loans owned or guaranteed by the GSEs. It is unclear what the final eligibility requirements will be; however, if adopted as issued, new requirements would include, among other things, higher capital requirements and heightened liquidity requirements.

The National Association of Insurance Commissioners (the NAIC) has begun drafting a new model law for mortgage insurance.  A primary focus of the NAIC’s effort is to develop a risk based capital (RBC) model that will replace or supplement the current 25:1 risk-to-surplus requirements. This RBC model law may impact the amount of statutory surplus certain UGC subsidiaries must maintain. In addition, the new model law may have an impact on various other business practices, such as underwriting and claims mitigation practices in addition to possible impacts on liquidity and other financial thresholds.

UGC cannot predict the potential effects new GSE eligibility requirements and a new model law may have on its business, results of operations, cash flows and financial condition.

Strategic Initiatives

Risk Selection

During 2014, UGC expects to continue to be a leading private provider of mortgage insurance and to differentiate itself from its competitors by providing superior service and products to its customers by utilizing its proprietary risk-based pricing strategy. This pricing strategy provides UGC’s customers with mortgage insurance products that are priced commensurate with the underwriting risk, which UGC believes will result in an appropriately priced, high-quality book of business. UGC plans to continue to execute this strategy throughout 2014. The business generated under this strategy, which was initiated during 2009, accounted for approximately 65 percent of net premiums earned in the six-month period ended June 30, 2014.

Item 2 / EXECUTIVE OVERVIEW

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

Item 2 / RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three- and six-month periods ended June 30, 2014 and 2013. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment discussion. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section of this MD&A and in Part II, Item 7. MD&A, in the 2013 Annual Report.

The following table presents AIG’s condensed consolidated results of operations:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Revenues:
Premiums	$9,458	$9,200	3%	$18,496	$18,572	-%
Policy fees	701	623	13	1,393	1,238	13
Net investment income	3,884	3,844	1	8,080	8,008	1
Net realized capital gains (losses)	101	1,591	(94)	(112)	1,891	NM
Aircraft leasing revenue	489	1,111	(56)	1,602	2,185	(27)
Other income	1,472	2,057	(28)	2,758	3,494	(21)
Total revenues	16,105	18,426	(13)	32,217	35,388	(9)
Benefits, claims and expenses:
Policyholder benefits and claims incurred	6,771	8,090	(16)	13,568	14,818	(8)
Interest credited to policyholder account balances	963	972	(1)	1,918	1,989	(4)
Amortization of deferred policy acquisition costs	1,396	1,353	3	2,701	2,639	2
Other acquisition and insurance expenses	2,213	2,245	(1)	4,330	4,483	(3)
Interest expense	463	535	(13)	942	1,112	(15)
Aircraft leasing expenses	489	1,093	(55)	1,585	2,124	(25)
Loss on extinguishment of debt	34	38	(11)	272	378	(28)
Net (gain) loss on sale of divested businesses	(2,174)	47	NM	(2,178)	47	NM
Other expenses	1,470	888	66	2,326	1,758	32
Total benefits, claims and expenses	11,625	15,261	(24)	25,464	29,348	(13)
Income from continuing operations before
income tax expense	4,480	3,165	42	6,753	6,040	12
Income tax expense	1,474	425	247	2,088	1,142	83
Income from continuing operations	3,006	2,740	10	4,665	4,898	(5)
Income (loss) from discontinued operations,
net of income tax expense	30	18	67	(17)	91	NM
Net income	3,036	2,758	10	4,648	4,989	(7)
Less: Net income (loss) attributable to noncontrolling
interests	(37)	27	NM	(34)	52	NM
Net income attributable to AIG	$3,073	$2,731	13%	$4,682	$4,937	(5)%

Consolidated Quarterly and Year-to-Date Comparison for 2014 and 2013

Income from continuing operations before income tax expense was $4.5 billion for the three-month period ended June 30, 2014 compared to $3.2 billion in the same period in the prior year and reflected pre-tax income from insurance operations of $1.5 billion, $1.2 billion and $211 million from AIG Property Casualty, AIG Life and Retirement and Mortgage Guaranty in the three-month period ended June 30, 2014, respectively, compared to pre-tax income of $1.2 billion, $1.7 billion and $75 million for these operations in the same period in the prior year, respectively.

Income from continuing operations before income tax expense was $6.8 billion for the six-month period ended June 30, 2014 compared to $6.0 billion in the same period in the prior year and reflected pre-tax income from insurance operations of $2.8 billion, $2.5 billion and $288 million from AIG Property Casualty, AIG Life and Retirement and Mortgage Guaranty in the

Item 2 / RESULTS OF OPERATIONS

six-month period ended June 30, 2014, respectively, compared to pre-tax income of $2.8 billion, $3.3 billion and $119 million for these operations in the same period in the prior year, respectively.

See the business segment discussions that follow for an analysis of results for these operations.

For the three- and six-month periods ended June 30, 2014, the effective tax rate on income from continuing operations was 32.9 percent and 30.9 percent, respectively.  The effective tax rate for the three- and six-month periods ended June 30, 2014 on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax-exempt interest income and a decrease in AIG Life and Retirement’s capital loss carryforward valuation allowance.

For the three- and six-month periods ended June 30, 2013, the effective tax rate on income from continuing operations was 13.4 percent and 18.9 percent, respectively. The effective tax rate for the three- and six-month periods ended June 30, 2013 on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income and a decrease in AIG Life and Retirement’s capital loss carryforward valuation allowance related to the actual and projected gains on sales of AIG Life and Retirement’s available‑for‑sale securities. For the six-month period ended June 30, 2013, these items were partially offset by changes in uncertain tax positions.

The following table presents a reconciliation of net income attributable to AIG to after-tax operating income attributable to AIG:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Net income attributable to AIG	$3,073	$2,731	$4,682	$4,937
(Income) loss from discontinued operations	(30)	(18)	17	(91)
(Income) loss from divested businesses, including
gain on the sale of ILFC	(1,399)	16	(1,411)	(4)
Uncertain tax positions and other tax adjustments	39	64	11	690
Legal reserves (settlements) related to legacy crisis matters	321	(257)	319	(321)
Deferred income tax valuation allowance releases	(75)	(752)	(140)	(1,538)
Changes in fair value of AIG Life and Retirement fixed
maturity securities designated to hedge living benefit
liabilities, net of interest expense	(35)	45	(84)	64
Changes in benefit reserves and DAC, VOBA and SIA
related to net realized capital gains (losses)	28	835	16	889
Loss on extinguishment of debt	22	25	177	246
Net realized capital (gains) losses	(111)	(1,034)	27	(1,235)
After-tax operating income attributable to AIG	$1,833	$1,655	$3,614	$3,637

Weighted average diluted shares outstanding	1,464,676,330	1,482,246,618	1,468,364,283	1,479,462,612
Income per common share attributable to AIG (diluted)	$2.10	$1.84	$3.19	$3.33
After-tax operating income per common share attributable
to AIG (diluted)	$1.25	$1.12	$2.46	$2.46

After-tax operating income attributable to AIG increased in the three-month period ended June 30, 2014 compared to the same period in the prior year, primarily due to increases in income from insurance operations, partially offset by a decrease in DIB income.  After-tax operating income attributable to AIG decreased slightly in the six-month period ended June 30, 2014 compared to the same period in the prior year, primarily due to decreases in GCM and DIB income, partially offset by increases in income from insurance operations.

For the three-month periods ended June 30, 2014 and 2013, the effective tax rate on pre-tax operating income was 33.4 percent and 31.8 percent, respectively.  For the six-month periods ended June 30, 2014 and 2013, the effective tax rate on pre-tax operating income was 32.6 percent and 30.8 percent, respectively. The significant factors that contributed to the

Item 2 / RESULTS OF OPERATIONS

difference from the statutory rate included tax benefits resulting from tax-exempt interest income and other permanent tax items, and the impact of discrete tax benefits.

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

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Total revenues:
AIG Property Casualty	$9,950	$9,801	2%	$19,616	$19,769	(1)%
AIG Life and Retirement	4,570	6,048	(24)	8,921	10,788	(17)
Total reportable segments	14,520	15,849	(8)	28,537	30,557	(7)
Other Operations	1,804	2,836	(36)	4,064	5,277	(23)
Consolidation and eliminations	(219)	(259)	15	(384)	(446)	14
Total revenues	$16,105	$18,426	(13)	$32,217	$35,388	(9)
Pre-tax income (loss):
AIG Property Casualty	$1,490	$1,205	24	$2,799	$2,819	(1)
AIG Life and Retirement	1,249	1,719	(27)	2,481	3,289	(25)
Total reportable segments	2,739	2,924	(6)	5,280	6,108	(14)
Other Operations:
Mortgage Guaranty	211	75	181	288	119	142
Global Capital Markets	245	175	40	274	402	(32)
Direct Investment book	272	720	(62)	627	1,032	(39)
Corporate & Other	956	(738)	NM	132	(1,746)	NM
Aircraft Leasing	-	18	NM	17	61	(72)
Consolidation and eliminations	1	1	-	2	2	-
Other Operations	1,685	251	NM	1,340	(130)	NM
Consolidation and eliminations	56	(10)	NM	133	62	115
Total pre-tax income	$4,480	$3,165	42	$6,753	$6,040	12

Item 2 / RESULTS OF OPERATIONS

Pre-tax operating income (loss):
AIG Property Casualty	$1,355	$1,086	25	$2,514	$2,643	(5)
AIG Life and Retirement	1,180	1,151	3	2,597	2,545	2
Total reportable segments	2,535	2,237	13	5,111	5,188	(1)
Other Operations:
Mortgage Guaranty	210	73	188	286	114	151
Global Capital Markets	245	175	40	274	402	(32)
Direct Investment book	313	591	(47)	753	920	(18)
Corporate & Other	(570)	(642)	11	(1,121)	(1,360)	18
Consolidation and eliminations	1	1	-	2	2	-
Other Operations	199	198	1	194	78	149
Consolidations, eliminations and other
adjustments	10	33	(70)	45	63	(29)
Total pre-tax operating income	$2,744	$2,468	11	$5,350	$5,329	-

Total Revenues

(in millions)

AIG PROPERTY CASUALTY	AIG LIFE AND RETIREMENT

OTHER OPERATIONS

A discussion of significant items affecting pre-tax segment income follows. Factors that affect pre-tax operating income for a specific business segment are discussed in the detailed business segment analysis.

Item 2 / RESULTS OF OPERATIONS

Quarterly and Year-to-date Pre-tax Income Comparison for 2014 and 2013

AIG Property Casualty – Pre-tax income increased in the three-month period ended June 30, 2014 due to underwriting income, compared to an underwriting loss in the same period in the prior year, partially offset by a decrease in net investment income. The improvement in underwriting results was primarily due to lower catastrophe losses and favorable loss reserve development compared to an adverse loss reserve development in the prior year, which were partially offset by an increase in the frequency and severity of severe losses.Pre-tax income decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year, primarily due to a decrease in net investment income and a slight decrease in underwriting income. The decrease in underwriting income resulted from an increase in the frequency and severity of severe losses, higher catastrophe losses and unfavorable loss reserve development, which were partially offset by enhanced risk selection, rate increases and continued improvement from change in business mix, as well as a reserve discount benefit.

AIG Life and Retirement – Pre-tax income for the three- and six-month periods ended June 30, 2014 decreased compared to the same periods in the prior year, primarily due to lower net realized capital gains and lower income from legal settlements, partially offset by lower loss recognition expense in the current periods and a slight increase in pre-tax operating income, as noted earlier. Pre-tax income for the six-month period ended June 30, 2014 included realized capital losses from changes in the fair value of embedded derivatives related to variable annuity guarantee features, net of hedges, as a result of reductions in interest rates and narrowing of credit spreads during the period. The significant net realized capital gains in the 2013 periods were primarily due to investment sales related to capital loss carryforward utilization.

Other Operations –Pre‑tax income improved in the three- and six-month periods ended June 30,2014 compared to the same periods in the prior year primarily due to a gain on sale of divested business related to the sale of ILFC and declines in interest expense from ongoing debt management activities partially offset by decreases in pre-tax income from the DIB and increases in legal reserve expenses. In addition, pre-tax income was also impacted by changes in pre-tax income from GCM.

GCM’s pre-tax income increased in the three-month period ended June 30, 2014 compared to the same period in the prior year primarily due to gains realized upon unwinding certain positions and a decrease in operating expenses, partially offset by declines in net credit valuation adjustments on derivative assets and liabilities and in unrealized market valuation gains related to the super senior CDS portfolio.GCM’s pre-tax income decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to declines in net credit valuation adjustments on derivative assets and liabilities and in unrealized market valuation gains related to the super senior CDS portfolio, partially offset by gains realized upon unwinding certain positions and a decrease in operating expenses. A state regulatory agency has requested additional information relating to the unwinding of a position on which we realized gains of $196 million in the three- and six-month periods ended June 30, 2014.

The DIB’s pre‑tax income decreased in the three-month period ended June 30, 2014 compared to the same period in the prior year primarily due to lower fair value appreciation on ABS CDOs and a decrease in gains realized upon unwinding certain positions. The DIB’s pre‑tax income decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to lower fair value appreciation on ABS CDOs and a decline in net credit valuation adjustments on assets and liabilities for which the fair value option was elected, partially offset by an increase in gains realized upon unwinding certain positions.

Item 2 / RESULTS OF OPERATIONS

The following table presents reconciliations of pre-tax income (loss) to pre-tax operating income (loss) by reportable segment and after-tax operating income attributable to AIG, which are non-GAAP measures. See Use of Non-GAAP Measures for additional information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
AIG Property Casualty
Pre-tax income	$1,490	$1,205	$2,799	$2,819
Net realized capital gains	(127)	(109)	(269)	(163)
Legal settlements	-	(3)	(8)	(3)
Other (income) expense – net	(8)	(7)	(8)	(10)
Pre-tax operating income	$1,355	$1,086	$2,514	$2,643
AIG Life and Retirement
Pre-tax income	$1,249	$1,719	$2,481	$3,289
Legal settlements	(12)	(359)	(42)	(467)
Changes in fair value of fixed maturity securities designated to hedge
living benefit liabilities, net of interest expense	(54)	69	(130)	98
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	41	1,152	11	1,211
Net realized capital (gains) losses	(44)	(1,430)	277	(1,586)
Pre-tax operating income	$1,180	$1,151	$2,597	$2,545
Other Operations
Pre-tax income (loss)	$1,685	$251	$1,340	$(130)
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	1	-	13	-
Net realized capital (gains) losses	120	(88)	195	(133)
Net (gain) loss on sale of divested businesses	(2,146)	47	(2,150)	47
Legal reserves	505	14	529	25
Legal settlements	-	(46)	12	(48)
Loss on extinguishment of debt	34	38	272	378
Aircraft Leasing	-	(18)	(17)	(61)
Pre-tax operating income	$199	$198	$194	$78
Total
Pre-tax operating income of reportable segments and Other Operations	$2,734	$2,435	$5,305	$5,266
Consolidations, eliminations and other adjustments	10	33	45	63
Pre-tax operating income	2,744	2,468	5,350	5,329
Income tax expense	(918)	(786)	(1,745)	(1,640)
Noncontrolling interests excluding net realized capital (gains) losses	7	(27)	9	(52)
After-tax operating income attributable to AIG	$1,833	$1,655	$3,614	$3,637

Item 2 / RESULTS OF OPERATIONS

PRE-TAX INCOME (LOSS)

(in millions)

AIG PROPERTY CASUALTY	AIG LIFE AND RETIREMENT

PRE-TAX OPERATING INCOME (LOSS)

(in millions)

AIG PROPERTY CASUALTY	AIG LIFE AND RETIREMENT

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

Item 2 / results of operations / AIG PROPERTY CASUALTY

The Other category consists primarily of run‑off lines of business, including excess workers’ compensation, asbestos and legacy environmental (1986 and prior); certain environmental liability businesses written prior to 2004; operations and expenses not attributable to the Commercial Insurance or Consumer Insurance operating segments; unallocated net investment income; net realized capital gains and losses; other income and expense items; and adverse loss development, net of the related amortization of deferred gains for a retroactive reinsurance arrangement.

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

AIG Property Casualty Quarterly and Year-to-Date 2014 Highlights

Pre‑tax operating income increased in the three-month period ended June 30, 2014, compared to the same period in the prior year primarily due to lower catastrophe losses and favorable loss reserve development compared to adverse loss reserve development in the prior year, partially offset by an increase in the frequency and severity of severe losses and a decrease in net investment income.

Pre-tax operating income decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to a decrease in net investment income.

Net premiums written decreased slightly in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year. Commercial Insurance net premiums written declined, reflecting lower retention on renewal business and decreases in new business growth as a result of increased competition, particularly in Casualty and Property. Consumer Insurance net premiums written declined due to the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased by approximately four percent and three percent for Consumer Insurance in the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods in the prior year, reflecting growth in Fuji Life and increases in personal property products in both Japan and U.S. due to growth in the housing market.

The loss ratio decreased by 3.4 points in the three-month period ended June 30, 2014, compared to the same period in the prior year primarily due to lower catastrophe losses, favorable loss reserve development compared to adverse loss reserve development in the prior year period, the improvement in the accident year loss ratio, as adjusted, in Consumer Insurance primarily as a result of rate increases, improved loss experience in the Japan automobile business, and rate actions and coverage changes in the U.S. Warranty business. These decreases were partially offset by an increase in severe losses in Property and Specialty.

The loss ratio increased by 0.2 points in the six-month period ended June 30, 2014, compared to the same period in the prior year primarily due to higher severe and catastrophe losses, and an increase in adverse loss reserve development. These were partially offset by rate increases and improved loss experience in the Japan automobile business, rate actions and coverage changes in the U.S. Warranty business in Consumer Insurance and an increase in discount for certain workers’ compensation reserves, which improved the loss ratio by approximately 0.5 points compared to the same period in the prior year.

The acquisition ratio decreased by 0.6 points and 0.3 points in the three and six-month periods ended June 30, 2014, respectively, compared to the same periods in the prior year primarily due to lower premium taxes and guaranty fund and other assessments in Commercial Insurance. This decrease was partially offset by an increase in commission rates in Commercial Insurance reflecting the change in business mix to higher value lines. In addition, the Consumer Insurance acquisition ratio for the six-month period ended June 30, 2014 increased due to higher acquisition costs in growth-targeted lines of business.

Item 2 / results of operations / AIG PROPERTY CASUALTY

The general operating expense ratio increased by 0.2 points and remained unchanged in the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods in the prior year, primarily due to an increase in infrastructure costs. In addition, the general operating expenses for the six-month period ended June 30, 2013 included the cost of the implementation of a voluntary early retirement plan in Japan.

Net investment income decreased by 4 percent and 5 percent in the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods in the prior year, primarily due to lower returns on alternative investments, lower income on investments accounted for under the fair value option and the effects of lower new investment yields compared to interest rates on matured or sold investments.

Dividends paid by AIG Property Casualty to AIG Parent were $879 million during the three- and six-month periods ended June 30, 2014, including non-cash dividends of $178 million.

AIG Property Casualty Results

The following table presents AIG Property Casualty results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Commercial Insurance
Underwriting results:
Net premiums written	$5,816	$5,876	(1)%	$10,812	$10,779	-%
Increase in unearned premiums	(551)	(803)	31	(505)	(578)	13
Net premiums earned	5,265	5,073	4	10,307	10,201	1
Claims and claims adjustment expenses incurred	3,564	3,685	(3)	7,065	7,014	1
Acquisition expenses	812	829	(2)	1,630	1,667	(2)
General operating expenses	650	647	-	1,260	1,212	4
Underwriting income (loss)	239	(88)	NM	352	308	14
Net investment income	624	623	-	1,224	1,268	(3)
Pre-tax operating income	$863	$535	61%	$1,576	$1,576	-%
Consumer Insurance
Underwriting results:
Net premiums written	$3,407	$3,390	1%	$6,745	$6,922	(3)%
Increase in unearned premiums	(154)	(135)	(14)	(320)	(259)	(24)
Net premiums earned	3,253	3,255	-	6,425	6,663	(4)
Claims and claims adjustment expenses incurred	1,814	1,916	(5)	3,758	3,885	(3)
Acquisition expenses	842	842	-	1,663	1,692	(2)
General operating expenses	529	498	6	995	1,032	(4)
Underwriting income (loss)	68	(1)	NM	9	54	(83)
Net investment income	89	92	(3)	175	190	(8)
Pre-tax operating income	$157	$91	73%	$184	$244	(25)%
Other
Underwriting results:
Net premiums written	$(10)	$(3)	(233)%	$(10)	$(1)	NM %
Decrease in unearned premiums	23	22	5	39	42	(7)
Net premiums earned	13	19	(32)	29	41	(29)
Claims and claims adjustment expenses incurred	133	78	71	209	193	8
General operating expenses	86	75	15	177	201	(12)
Underwriting loss	(206)	(134)	(54)	(357)	(353)	(1)
Net investment income	541	594	(9)	1,111	1,176	(6)
Pre-tax operating income	335	460	(27)	754	823	(8)

Item 2 / results of operations / AIG PROPERTY CASUALTY

Net realized capital gains	127	109	17	269	163	65
Legal settlements	-	3	NM	8	3	167
Other income (expense) - net	8	7	14	8	10	(20)
Pre-tax income	$470	$579	(19)%	$1,039	$999	4%
Total AIG Property Casualty
Underwriting results:
Net premiums written	$9,213	$9,263	(1)%	$17,547	$17,700	(1)%
Increase in unearned premiums	(682)	(916)	26	(786)	(795)	1
Net premiums earned	8,531	8,347	2	16,761	16,905	(1)
Claims and claims adjustment expenses incurred	5,511	5,679	(3)	11,032	11,092	(1)
Acquisition expenses	1,654	1,671	(1)	3,293	3,359	(2)
General operating expenses	1,265	1,220	4	2,432	2,445	(1)
Underwriting income (loss)	101	(223)	NM	4	9	(56)
Net investment income	1,254	1,309	(4)	2,510	2,634	(5)
Pre-tax operating income	1,355	1,086	25	2,514	2,643	(5)
Net realized capital gains	127	109	17	269	163	65
Legal settlements	-	3	NM	8	3	167
Other income (expense) - net	8	7	14	8	10	(20)
Pre-tax income	$1,490	$1,205	24%	$2,799	$2,819	(1)%

NET PREMIUMS WRITTEN* (in millions)	Pre-Tax oPERATING INCOME (in millions)

*    The operations reported as part of Other do not have meaningful levels of Net premiums written.

AIG Property Casualty Quarterly Results

Pre‑tax operating income increased in the three-month period ended June 30, 2014 due to underwriting income, compared to underwriting loss in the same period in the prior year, partially offset by a decrease in net investment income. The change in underwriting results was primarily due to lower catastrophe losses and favorable loss reserve development compared to adverse loss reserve development in the prior year, which were partially offset by an increase in the frequency and severity of severe losses. Catastrophe losses were $139 million and $316 million for the three-month periods ended June 30, 2014 and 2013, respectively.  Net (favorable) adverse loss reserve development including related premium adjustments was $(14) million and $154 million, respectively, in the three-month periods ended June 30, 2014 and 2013. The current accident year losses for the three-month period ended June 30, 2014 included seven severe losses totaling $193 million compared to three severe losses totaling $38 million in the same period in the prior year. Net investment income decreased due to lower returns on alternative investments, lower income on investments accounted for under the fair value option and the effects of lower new investment yields compared to the interest rates on matured or sold investments.

Item 2 / results of operations / AIG PROPERTY CASUALTY

Acquisition expenses decreased in the three-month period ended June 30, 2014 compared to the same period in the prior year primarily due to the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, acquisition expenses increased in the three-month period ended June 30, 2014 compared to the same period in the prior year, as a result of the change in business mix to higher value lines, which was partially offset by lower premium taxes and guaranty fund and other assessments in Commercial Insurance.

General operating expenses increased in the three-month period ended June 30, 2014 compared to the same period in the prior year, primarily due to an increase in infrastructure costs.

AIG Property Casualty Year-to-Date Results

Pre‑tax operating income decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to a decrease in net investment income and a slight decrease in underwriting income. The decrease in underwriting income resulted from an increase in the frequency and severity of severe losses, higher catastrophe losses and unfavorable loss reserve development, which were almost entirely offset by enhanced risk selection, rate increases and continued improvement from change in business mix, as well as a reserve discount benefit. See Discounting of Reserves for further discussion of the discount benefit. The current accident year losses for the six-month period ended June 30, 2014 included 19 severe losses totaling $379 million compared to six severe losses totaling $98 million in the same period in the prior year. Catastrophe losses were $401 million and $357 million for the six-month periods ended June 30, 2014 and 2013, respectively. Net adverse loss reserve development including related premium adjustments was $148 million and $102 million in the six-month periods ended June 30, 2014 and 2013, respectively. The loss reserve discount was a benefit of $90 million in the six-month period ended June 30, 2014 compared to a charge of $10 million in the same period in the prior year. Net investment income decreased due to lower returns on alternative investments, lower income associated with investments accounted for under the fair value option and the effects of lower new investment yields compared to the interest rates on matured or sold investments.

Acquisition expenses decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen.  Excluding the effect of foreign exchange, acquisition expenses increased in the six-month period ended June 30, 2014 compared to the same period in the prior year, as a result of change in business mix to higher value lines, which was partially offset by lower premium taxes and guaranty fund and other assessments in Commercial Insurance.

General operating expenses decreased slightly in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to decreases in employee-related expenses, as the six-month period ended June 30, 2013 included a $42 million charge related to the implementation of a voluntary early retirement plan in Japan. This decrease was partially offset by an increase in infrastructure costs.

Commercial Insurance Quarterly Results

Pre‑tax operating income increased in the three-month period ended June 30, 2014 compared to the same period in the prior year primarily due to underwriting income, compared to underwriting loss in the same period of 2013. The increase in underwriting results was primarily due to lower catastrophe losses and favorable loss reserve development compared to adverse loss reserve development in the prior year period, which were partially offset by an increase in the frequency and severity of severe losses in the Property and Specialty businesses in the America and EMEA regions. Catastrophe losses were $121 million and $307 million in the three-month periods ended June 30, 2014 and 2013, respectively. Net (favorable) adverse loss reserve development, including related premium adjustments, was $(63) million and $187 million, respectively, in the three-month periods ended June 30, 2014 and 2013. The current accident year losses for the three-month period ended June 30, 2014 include severe losses of $193 million compared to severe losses of $38 million in the same period in the prior year.

Acquisition expenses decreased in the three-month period ended June 30, 2014 compared to the same period in the prior year primarily due to lower premium taxes and guaranty fund and other assessments partially offset by higher commission rates reflecting the change in business mix to higher value lines.

Item 2 / results of operations / AIG PROPERTY CASUALTY

General operating expenses increased slightly in the three-month period ended June 30, 2014 compared to the same period in the prior year primarily due to increased infrastructure costs, almost entirely offset by a decrease in employee-related expenses.

Commercial Insurance Year-to-Date Results

Pre‑tax operating income increased slightly in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to an increase in underwriting income, largely offset by a decrease in allocated net investment income. The increase in underwriting income was primarily due to a benefit in reserve discount, lower catastrophe losses and a decrease in adverse prior year loss reserve development, which were partially offset by higher accident year losses reflecting an increase in the frequency and severity of severe losses in the Property and Specialty businesses. The loss reserve discount was a benefit of $142 million in the six-month period ended June 30, 2014, compared to zero in the prior year period. Catastrophe losses were $305 million and $340 million in the six-month periods ended June 30, 2014 and 2013, respectively. Net adverse prior year loss reserve development, including related premium adjustments, was $97 million and $116 million, respectively, in the six-month periods ended June 30, 2014 and 2013. The current accident year losses for the six-month period ended June 30, 2014 include 16 severe losses totaling $338 million compared to six severe losses totaling $98 million in the same period in the prior year.  Additionally, pre-tax operating income was also impacted by a decrease in allocated net investment income primarily due to a reduction in net loss reserves and decreases in capital required to support the segment’s operations as a result of changes in the mix of business written.

Acquisition expenses decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to lower premium taxes and guaranty fund and other assessments.

General operating expenses increased in the six-month period ended June 30, 2014 compared to the same period in the prior year, primarily due to an increase in infrastructure costs partially offset by a decrease in employee-related expenses. In addition, general operating expenses in the six-month period ended June 30, 2013 included unusually low bad debt expense.

Consumer Insurance Quarterly Results

Pre‑tax operating income increased in the three-month period ended June 30, 2014 compared to the same period in the prior year due to underwriting income, compared to a slight underwriting loss in the same period in the prior year. The underwriting income reflected lower current accident year losses partially offset by lower favorable prior year loss reserve development. Net favorable loss reserve development was $16 million in the three-month period ended June 30, 2014 compared to net favorable loss reserve development of $53 million in the same period in the prior year.

Acquisition expenses were unchanged in the three-month period ended June 30, 2014 compared to the same period in the prior year. Excluding the effect of foreign exchange, acquisition expenses increased in the three- month period ended June 30, 2014 compared to the same period in the prior year, as a result of change in business mix and higher costs in growth-targeted lines of business. Direct marketing expenses are included within acquisition expenses.  Direct marketing expenses excluding commissions, were $106 million for the three-month period ended June 30, 2014 compared to $118 million in the same period in the prior year. These expenses, while not deferrable, are expected to generate business that has an average expected overall persistency of approximately five years and, in Japan, approximately nine years.

General operating expenses increased in the three-month period ended June 30, 2014 compared to the same period in the prior year primarily due to higher infrastructure costs primarily related to the ongoing integration of AIG Property Casualty’s Japanese entities.

Consumer Insurance Year-to-Date Results

Pre‑tax operating income decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year due to decreases in underwriting income and allocated net investment income. The decrease in underwriting income was primarily due to higher catastrophe and severe losses and lower favorable prior year loss reserve development in the six-month period ended June 30, 2014. Catastrophe losses in the six-month period ended June 30, 2014 were $96 million compared to $17 million in the same period in the prior year. Severe losses, which are included in current accident year losses,

Item 2 / results of operations / AIG PROPERTY CASUALTY

were $41 million in the six-month period ended June 30, 2014. There were no severe losses in the same period in the prior year. Net favorable prior year loss reserve development was $30 million in the six-month period ended June 30, 2014, compared to $95 million in the same period in the prior year. The decrease in allocated net investment income was due to reductions in net loss reserves, in part driven by changes in foreign exchange rates, and a decline in risk-free rates used in AIG Property Casualty’s investment income allocation model.

Acquisition expenses decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year, primarily due to the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, acquisition expenses increased in the six-month period ended June 30, 2014, compared to the same period in the prior year, as a result of change in business mix and higher costs in growth‑targeted lines of business. Direct marketing expenses excluding commissions, were $195 million for the six-month period ended June 30, 2014, compared to $224 million in the same period in the prior year.

General operating expenses decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to a decrease in employee-related expense and the effect of foreign exchange, which were partially offset by higher infrastructure costs primarily related to the ongoing integration of AIG Property Casualty’s Japanese entities.

Other Quarterly Results

Pre‑tax operating income decreased in the three-month period ended June 30, 2014 compared to the same period in the prior year, primarily due to an increase in underwriting loss, which reflected higher adverse prior year loss reserve development and an increase in general operating expenses. Net prior year adverse loss reserve development was $65 million in the three-month period ended June 30, 2014 compared to $20 million in the same period in the prior year.

General operating expenses increased in the three-month period ended June 30, 2014 compared to the same period in the prior year primarily due to higher infrastructure costs.

Other Year-to-Date Results

Pre‑tax operating income decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to lower net investment income. Net prior year adverse loss reserve development was $81 million in both the six-month periods ended June 30, 2014 and 2013.

General operating expenses decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to a decrease in employee-related expenses partially offset by higher infrastructure costs. In the six-month period ended June 30, 2013, AIG Property Casualty incurred a $42 million charge related to the implementation of a voluntary early retirement plan in Japan.

AIG Property Casualty Net Premiums Written

The following table presents AIG Property Casualty net premiums written by major line of business:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Commercial Insurance
Casualty	$2,004	$2,110	(5)%	$4,016	$4,354	(8)%
Property	1,731	1,770	(2)	2,659	2,453	8
Specialty	907	882	3	1,901	1,854	3
Financial lines	1,174	1,114	5	2,236	2,118	6
Total net premiums written	$5,816	$5,876	(1)%	$10,812	$10,779	-%

Item 2 / results of operations / AIG PROPERTY CASUALTY

Consumer Insurance
Accident & Health	$1,622	$1,645	(1)%	$3,283	$3,438	(5)%
Personal lines	1,785	1,745	2	3,462	3,484	(1)
Total net premiums written	$3,407	$3,390	1%	$6,745	$6,922	(3)%
Other	(10)	(3)	(233)	(10)	(1)	NM
Total AIG Property Casualty net premiums written	$9,213	$9,263	(1)%	$17,547	$17,700	(1)%

Worldwide NET PREMIUMS WRITTEN by Line of Business

(in millions)

Commercial Insurance

Consumer Insurance

Item 2 / results of operations / AIG PROPERTY CASUALTY

Commercial Insurance Quarterly and Year-to-Date Net Premiums Written

During the three- and six-month periods ended June 30, 2014, Commercial Insurance continued to focus on the execution of its strategic objectives.

AIG Property Casualty entered into a catastrophe bond reinsurance transaction, effective as of January 1, 2014, with Tradewynd Re Ltd., which provides AIG Property Casualty with up to $400 million of indemnity reinsurance protection against U.S., Gulf of Mexico and Caribbean named storms, and U.S. and Canadian earthquakes. To fund its potential obligations to AIG Property Casualty, Tradewynd Re Ltd. issued three tranches of notes. The transaction provides AIG Property Casualty with fully collateralized coverage against losses from the events described above on a per-occurrence basis through December 2016. However, the transaction has the effect of reducing net premiums written as further discussed below.

Casualty net premiums written decreased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year primarily due to the declining rate environment and increased competition, coupled with the effect on renewals from AIG Property Casualty’s strategy to enhance risk selection, particularly in the Americas. Strong growth and new writings in certain lines of business were more than offset by rate declines or market compression in others. AIG Property Casualty implemented overall rate increases in retained business, especially in the U.S., that partially offset these rate declines.

Property net premiums written decreased in the three- month period ended June 30, 2014 compared to the same period in the prior year primarily due to decreases in new business growth and lower retentions in renewal business due to increased competition and rate pressure in certain lines, particularly in the U.S. These decreases were partially offset by increases in targeted growth products outside the U.S., particularly in EMEA.

Net premiums written increased in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to increases in targeted growth products and changes to optimize AIG Property Casualty’s reinsurance structure as part of its decision to retain more favorable risks while continuing to manage aggregate exposure. These increases, although significant, were offset in part by competition and rate pressure in certain lines where underwriting discipline resulted in less favorable retention in renewal business.

Net premiums written in the six-month period ended June 30, 2014 reflected the effect of the catastrophe bond reinsurance transactions described above. Catastrophe bond reinsurance transactions reduced net premiums written by $56 million and $96 million in the six-month periods ended June 30, 2014 and 2013, respectively.

Specialty net premiums written increased in the three- and six-month periods ended June 30, 2014, compared to the same periods in the prior year primarily due to rate increases in environmental business and small‑ and medium‑sized enterprise markets in the Americas region. Additionally, for the six-month period ended June 30, 2014, net premiums written also reflected new business growth in EMEA.

Financial lines net premiums written increased in the three- and six-month periods ended June 30, 2014, compared to the same periods in the prior year reflecting growth in new business related to targeted growth products, particularly in the Americas and EMEA regions, as well as a favorable rate environment globally.

Consumer Insurance Quarterly and Year-to-Date Net Premiums Written

Consumer Insurance net premiums written, excluding the effect of foreign exchange, increased in the three- and six-month periods ended June 30, 2014, compared to the same periods in the prior year as the business continued to grow through multiple product and distribution channels. In the three- and six-month periods ended June 30, 2014, direct marketing accounted for approximately 16 percent of Consumer Insurance net premiums written.

A&H net premiums written, excluding the effect of foreign exchange, increased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year. The increase in net premiums written was due to the continued growth of Fuji Life medical products, partially offset by decreases in certain classes of business due to strict underwriting discipline.

Item 2 / results of operations / AIG PROPERTY CASUALTY

Personal lines net premiums written, excluding the effect of foreign exchange, increased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year. The increase was primarily due to new business sales in Japan personal property and increased rates and improved retention in U.S. private client group, as well as continued growth of automobile and specialty products in EMEA.

AIG Property Casualty Net Premiums Written by Region

The following table presents AIG Property Casualty’s net premiums written by region:

				Percentage				Percentage
	Three Months Ended		Percentage	Change in	Six Months Ended		Percentage	Change in
	June 30,		Change in	Original	June 30,		Change in	Original
(in millions)	2014	2013	U.S. dollars	Currency	2014	2013	U.S. dollars	Currency
Commercial Insurance:
Americas	$4,018	$4,201	(4)%	(4)%	$6,908	$7,079	(2)%	(2)%
Asia Pacific	496	516	(4)	1	957	1,017	(6)	2
EMEA	1,302	1,159	12	9	2,947	2,683	10	8
Total net premiums written	$5,816	$5,876	(1)%	(1)%	$10,812	$10,779	-%	1%
Consumer Insurance:
Americas	$965	$930	4%	7%	$1,947	$1,905	2%	6%
Asia Pacific	1,932	1,985	(3)	2	3,681	3,958	(7)	2
EMEA	510	475	7	3	1,117	1,059	5	3
Total net premiums written	$3,407	$3,390	1%	4%	$6,745	$6,922	(3)%	3%
Other:
Americas	$(10)	$(3)	(233)%	NM %	$(10)	$(1)	NM %	NM %
Total net premiums written	$(10)	$(3)	(233)%	NM %	$(10)	$(1)	NM %	NM %
Total AIG Property Casualty:
Americas	$4,973	$5,128	(3)%	(2)%	$8,845	$8,983	(2)%	(1)%
Asia Pacific	2,428	2,501	(3)	1	4,638	4,975	(7)	2
EMEA	1,812	1,634	11	7	4,064	3,742	9	6
Total net premiums written	$9,213	$9,263	(1)%	1%	$17,547	$17,700	(1)%	2%

WORLDWIDE NET PREMIUMS WRITTEN BY REGION (in millions)

Item 2 / results of operations / AIG PROPERTY CASUALTY

AIG Property Casualty’s business is transacted in most major foreign currencies. The following table presents the quarterly weighted average exchange rates of the currencies that have the most significant impact to our businesses:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
Rate for 1 USD	2014	2013	Change	2014	2013	Change
Currency:
JPY	102.20	97.84	4%	102.68	93.14	10%
EUR	0.73	0.77	(5)%	0.73	0.76	(4)%
GBP	0.60	0.66	(9)%	0.61	0.65	(6)%

The Americas net premiums written decreased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year primarily due to decreases in new business growth, lower retention on renewal business and rate pressure in Commercial Insurance, particularly in the Property and Casualty businesses, which were partially offset by continued growth in Consumer Insurance private client group and warranty businesses. Additionally, for the six-month period ended June 30, 2014, the decrease in net premiums written was partially offset by the effect of catastrophe bond reinsurance transactions.

Asia Pacific net premiums written decreased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year primarily due to the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased, primarily due to growth in Consumer Insurance from Fuji Life.

EMEA net premiums written increased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year due to Commercial Insurance new business growth, particularly in Property and Financial lines, and rate improvements on retained business, as well as growth in Consumer Insurance Personal lines products.

Item 2 / results of operations / AIG PROPERTY CASUALTY

AIG Property Casualty Underwriting Ratios

The following tables present the AIG Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Commercial Insurance
Loss ratio	67.7	72.6	(4.9)	68.5	68.8	(0.3)
Catastrophe losses and reinstatement premiums	(2.3)	(6.0)	3.7	(2.9)	(3.4)	0.5
Prior year development net of premium adjustments	0.7	(4.4)	5.1	(1.2)	(1.6)	0.4
Net reserve discount benefit	0.3	-	0.3	1.4	-	1.4
Accident year loss ratio, as adjusted	66.4	62.2	4.2	65.8	63.8	2.0
Acquisition ratio	15.4	16.3	(0.9)	15.8	16.3	(0.5)
General operating expense ratio	12.3	12.8	(0.5)	12.2	11.9	0.3
Expense ratio	27.7	29.1	(1.4)	28.0	28.2	(0.2)
Combined ratio	95.4	101.7	(6.3)	96.5	97.0	(0.5)
Catastrophe losses and reinstatement premiums	(2.3)	(6.0)	3.7	(2.9)	(3.4)	0.5
Prior year development net of premium adjustments	0.7	(4.4)	5.1	(1.2)	(1.6)	0.4
Net reserve discount benefit	0.3	-	0.3	1.4	-	1.4
Accident year combined ratio, as adjusted	94.1	91.3	2.8	93.8	92.0	1.8

Consumer Insurance
Loss ratio	55.8	58.9	(3.1)	58.5	58.3	0.2
Catastrophe losses and reinstatement premiums	(0.6)	(0.3)	(0.3)	(1.5)	(0.2)	(1.3)
Prior year development net of premium adjustments	0.5	1.6	(1.1)	0.5	1.4	(0.9)
Accident year loss ratio, as adjusted	55.7	60.2	(4.5)	57.5	59.5	(2.0)
Acquisition ratio	25.9	25.9	-	25.9	25.4	0.5
General operating expense ratio	16.3	15.3	1.0	15.5	15.5	-
Expense ratio	42.2	41.2	1.0	41.4	40.9	0.5
Combined ratio	98.0	100.1	(2.1)	99.9	99.2	0.7
Catastrophe losses and reinstatement premiums	(0.6)	(0.3)	(0.3)	(1.5)	(0.2)	(1.3)
Prior year development net of premium adjustments	0.5	1.6	(1.1)	0.5	1.4	(0.9)
Accident year combined ratio, as adjusted	97.9	101.4	(3.5)	98.9	100.4	(1.5)

Total AIG Property Casualty
Loss ratio	64.6	68.0	(3.4)	65.8	65.6	0.2
Catastrophe losses and reinstatement premiums	(1.6)	(3.7)	2.1	(2.4)	(2.1)	(0.3)
Prior year development net of premium adjustments	(0.2)	(2.3)	2.1	(1.0)	(0.9)	(0.1)
Net reserve discount benefit	(0.1)	(0.1)	-	0.5	-	0.5
Accident year loss ratio, as adjusted	62.7	61.9	0.8	62.9	62.6	0.3
Acquisition ratio	19.4	20.0	(0.6)	19.6	19.9	(0.3)
General operating expense ratio	14.8	14.6	0.2	14.5	14.5	-
Expense ratio	34.2	34.6	(0.4)	34.1	34.4	(0.3)
Combined ratio	98.8	102.6	(3.8)	99.9	100.0	(0.1)
Catastrophe losses and reinstatement premiums	(1.6)	(3.7)	2.1	(2.4)	(2.1)	(0.3)
Prior year development net of premium adjustments	(0.2)	(2.3)	2.1	(1.0)	(0.9)	(0.1)
Net reserve discount benefit	(0.1)	(0.1)	-	0.5	-	0.5
Accident year combined ratio, as adjusted	96.9	96.5	0.4	97.0	97.0	-

Item 2 / results of operations / AIG PROPERTY CASUALTY

Commercial insurance ratios Three Months Ended June 30,	Six Months Ended June 30,

Item 2 / results of operations / AIG PROPERTY CASUALTY

CoNSUMER insurance ratios Three Months Ended June 30,	Six Months Ended June 30,

Given the nature of the lines of business and the expenses included in Other, AIG Property Casualty determined that the traditional underwriting measures of loss ratio, acquisition ratio, general operating expense ratio and combined ratio do not provide a relevant measure of underwriting performance. Therefore, these ratios are not presented for Other.

Item 2 / results of operations / AIG PROPERTY CASUALTY

The following tables present AIG Property Casualty accident year catastrophe and severe losses by region and the number of events:

Catastrophes*

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended June 30, 2014
Windstorms and hailstorms	5	$126	$11	$2	$139
Total catastrophe-related charges	5	$126	$11	$2	$139
Commercial Insurance		$116	$3	$2	$121
Consumer Insurance		$10	$8	$-	$18
Three Months Ended June 30, 2013
Flooding	4	$158	$-	$47	$205
Windstorms and hailstorms	4	111	-	-	111
Total catastrophe-related charges	8	$269	$-	$47	$316
Commercial Insurance		$262	$-	$45	$307
Consumer Insurance		$7	$-	$2	$9
Six Months Ended June 30, 2014
Windstorms and hailstorms	9	$290	$89	$22	$401
Total catastrophe-related charges	9	$290	$89	$22	$401
Commercial Insurance		$239	$45	$21	$305
Consumer Insurance		$51	$44	$1	$96
Six Months Ended June 30, 2013
Flooding	6	$158	$10	$47	$215
Windstorms and hailstorms	5	142	-	-	142
Total catastrophe-related charges	11	$300	$10	$47	$357
Commercial Insurance		$286	$9	$45	$340
Consumer Insurance		$14	$1	$2	$17

*   Catastrophes are generally weather or seismic events having a net impact on AIG Property Casualty in excess of $10 million each.

Severe Losses*

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended June 30, 2014
Commercial Insurance	7	$62	$45	$86	$193
Consumer Insurance	-	-	-	-	-
Total severe losses	7	$62	$45	$86	$193
Three Months Ended June 30, 2013
Commercial Insurance	3	$-	$20	$18	$38
Consumer Insurance	-	-	-	-	-
Total severe losses	3	$-	$20	$18	$38
Six Months Ended June 30, 2014
Commercial Insurance	16	$108	$55	$175	$338
Consumer Insurance	3	37	4	-	41
Total severe losses	19	$145	$59	$175	$379
Six Months Ended June 30, 2013
Commercial Insurance	6	$40	$20	$38	$98
Consumer Insurance	-	-	-	-	-
Total severe losses	6	$40	$20	$38	$98

 *   Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Item 2 / results of operations / AIG PROPERTY CASUALTY

Commercial Quarterly and Year-to-Date Insurance Ratios

The combined ratio decreased by 6.3 points in the three-month period ended June 30, 2014, compared to the same period in the prior year due primarily to a decrease in the loss ratio. The acquisition ratio and general operating expense ratio also declined. The loss ratio decreased by 4.9 points in the three- month period ended June 30, 2014, compared to the same period in the prior year, primarily due to lower catastrophe losses and favorable loss reserve development compared to adverse loss reserve development for the same period in the prior year. The combined ratio decreased by 0.5 points for the six-month period ended June 30, 2014, compared to the same period in the prior year, due to a benefit in reserve discount.

The accident year combined ratio, as adjusted, increased by 2.8 points and 1.8 points in the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods in the prior year primarily due to higher severe losses.

The accident year loss ratio, as adjusted, increased in the three- and six-month periods ended June 30, 2014, compared to the same periods in the prior year primarily due to higher frequency and severity in severe losses, particularly in Property and Specialty businesses, and a slight increase in non-severe property related losses. This was partially offset by an improvement in financial lines as a result of loss mitigation activities. Severe losses represented approximately 3.7 points and 3.3 points in the three- and six-month periods ended June 30, 2014, respectively, compared to 0.7 points and 1.0 point in the same periods in the prior year, respectively, and are included in the accident year loss ratio, as adjusted.

The acquisition ratio decreased by 0.9 points and 0.5 points in the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods in the prior year primarily due to lower premium taxes and guaranty fund and other assessments partially offset by higher commission rates reflecting the change in business mix to higher value lines.

The general operating expense ratio decreased by 0.5 points in the three-month period ended June 30, 2014, compared to the same period in the prior year, due to a higher premiums earned base. The general operating expense ratio increased by 0.3 points in the six-month period ended June 30, 2014, compared to the same period in the prior year, primarily due to unusually low bad debt expense in the six-month period ended June 30, 2013.

Consumer Quarterly and Year-to-Date Insurance Ratios

The combined ratio decreased by 2.1 points in the three-month period ended June 30, 2014 compared to the same period in the prior year, primarily due to a lower loss ratio. In the six- month period ended June 30, 2014, the combined ratio increased by 0.7 points compared to the same period in the prior year due to increases in both the loss ratio and the acquisition ratio.

The accident year combined ratio, as adjusted, decreased by 3.5 points and 1.5 points in the three- and six- month periods ended June 30, 2014, respectively, due to a lower accident year loss ratio, as adjusted, compared to the same periods in the prior year.

The accident year loss ratio, as adjusted, decreased by 4.5 points and 2.0 points in the three- and six- month periods ended June 30, 2014, respectively, compared to the same periods in the prior year, primarily as a result of rate increases and improved loss experience in the Japan automobile business, and rate actions and coverage changes in the U.S. Warranty business. The severe losses of $41 million, resulting largely from three fire claims, accounted for 0.6 points of the accident year loss ratio, as adjusted, in the six- month period ended June 30, 2014.

The acquisition ratio remained unchanged in the three-month period ended June 30, 2014, and increased by 0.5 points in the six-month period ended June 30, 2014, compared to the same periods in the prior year, primarily due to the combined effect of the change in business mix and higher acquisition costs in growth-targeted lines of business.

The general operating expense ratio increased by 1.0 point in the three- month period ended June 30, 2014 due to higher infrastructure costs primarily related to the ongoing integration of AIG Property Casualty’s Japanese entities. The general operating expense ratio remained unchanged in the six-month period ended June 30, 2014 primarily due to a decrease in employee-related expenses offset by higher infrastructure costs.

Item 2 / results of operations / AIG PROPERTY CASUALTY

AIG Property Casualty Net Investment Income and Net Realized Capital Gains (Losses)

The following table presents AIG Property Casualty’s net investment income and net realized capital gains (losses):

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Net Investment Income by Component
Interest and dividends	$987	$1,008	(2)%	$1,945	$2,012	(3)%
Alternative investments	188	240	(22)	457	498	(8)
Fair value option assets	55	70	(21)	79	115	(31)
Other income (loss) - net	24	(9)	NM	29	9	222
Total net investment income	$1,254	$1,309	(4)%	$2,510	$2,634	(5)%
Net Investment Income by Operating Segment
Commercial Insurance	$624	$623	-%	$1,224	$1,268	(3)%
Consumer Insurance	89	92	(3)	175	190	(8)
Other	541	594	(9)	1,111	1,176	(6)
Total net investment income	$1,254	$1,309	(4)%	$2,510	$2,634	(5)%
Net realized capital gains	$127	$109	17%	$269	$163	65%

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

Quarterly and Year-to-Date Net Investment Income

Net investment income is influenced by a number of factors, including equity market performance, changes in overall asset allocation, changes in the timing and amount of expected cash flows on certain structured securities, and the movements of interest rates. Net investment income decreased by $55 million, or 4 percent, and $124 million, or 5 percent in the three- and six-month periods ended June 30, 2014, compared to the same periods in the prior year, respectively, primarily due to lower income on alternative investments and lower income associated with investments accounted for under the fair value option as the prior year period included a $58 million gain related to the PICC P&C rights offering in June 2013. The decrease in interest rates during the three- and six-month periods ended June 30, 2014 was primarily offset by continued portfolio diversification, which helped mitigate the effects of higher interest rates on matured or sold investments versus new investment yields.

Corporate debt securities continued to be the largest asset category. AIG Property Casualty continued to focus on risk‑weighted opportunistic investments in higher yielding assets such as structured securities and mortgage loans. In addition, AIG Property Casualty continued to maintain a defensive strategy on interest rates in the current rising rate environment, since the first quarter of 2013, by continuing to invest in floating rate securities. This asset diversification has maintained stable average yields while the overall credit ratings of AIG Property Casualty’s fixed maturity securities were largely unchanged. AIG Property Casualty expects to continue to refine its investment strategy during the remainder of 2014 to meet its liquidity, duration and credit quality objectives as well as current risk‑return and tax objectives.

Item 2 / results of operations / AIG PROPERTY CASUALTY

The fair value of AIG Property Casualty’s invested assets portfolio increased compared to December 31, 2013, primarily due to an increase in unrealized appreciation, which was driven by lower interest rates and narrowing spreads.

Quarterly and Year-to-Date Net Realized Capital Gains (Losses)

Net realized capital gains increased in the three-month period ended June 30, 2014 compared to the same period in the prior year, primarily due to gains on derivatives used to economically hedge foreign currency positions compared to losses in the same period in the prior year, which were partially offset by lower gains on sales of securities.

Net realized capital gains increased in the six-month period ended June 30, 2014 compared to the same period in the prior year, primarily due to gains on sales of securities, which were accomplished along with AIG Property Casualty’s portfolio diversification and derisking strategy. In addition to the higher overall gains on sales of securities, gains were also recorded on derivatives used to economically hedge foreign currency positions compared to losses in the same period in the prior year.  AIG Property Casualty recognized other‑than‑temporary impairment charges of $18 million and $34 million in the three- and six-month periods ended June 30, 2014, respectively, slightly higher than the same periods in the prior year.

Liability for Unpaid Claims and Claims Adjustment Expense

The following discussion of the consolidated liability for unpaid claims and claims adjustment expense (loss reserves) presents loss reserves for AIG Property Casualty, as well as the loss reserves pertaining to the Mortgage Guaranty reporting unit, which is reported in Other Operations.

The following table presents the components of AIG’s gross loss reserves by major lines of business on a U.S. statutory basis*:

	June 30,	December 31,
(in millions)	2014	2013
Other liability occurrence (including asbestos and environmental)	$20,375	$21,023
International	17,219	17,126
Workers' compensation (net of discount)	15,043	15,390
Other liability claims made	10,592	10,645
Property	3,749	4,111
Auto liability	2,541	2,581
Products liability	1,458	1,463
Medical malpractice	1,644	1,714
Mortgage guaranty / credit	1,173	1,348
Accident and health	1,269	1,378
Commercial multiple peril	1,886	1,886
Aircraft	1,360	1,276
Fidelity/surety	622	538
Other	1,046	1,068
Total	$79,977	$81,547

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

The following table presents the components of net loss reserves:

	June 30,	December 31,
(in millions)	2014	2013
Gross loss reserves before reinsurance and discount	$83,622	$85,102
Less: discount	(3,645)	(3,555)
Gross loss reserves, net of discount, before reinsurance	79,977	81,547
Less: reinsurance recoverable*	(16,887)	(17,231)
Net liability for unpaid claims and claims adjustment expense	$63,090	$64,316

*    Includes $1.5 billion and $1.6 billion of reinsurance recoverable under a retroactive reinsurance agreement at June 30, 2014 and December 31, 2013, respectively.

Gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.5 billion and $12.0 billion at June 30, 2014 and December 31, 2013, respectively. These recoverable amounts are related to certain policies with high deductibles, primarily for U.S. commercial casualty business, where AIG Property Casualty manages and pays the entire claim on behalf of the insured and is reimbursed by the insured for the deductible portion of the claim. At June 30, 2014 and December 31, 2013, AIG Property Casualty held collateral totaling $9.3 billion and $9.0 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and trust agreements.

The following table classifies the components of net loss reserves by business unit(a):

	June 30,	December 31,
(in millions)	2014	2013
AIG Property Casualty:
Commercial Insurance
Casualty	$34,216	$34,494
Financial lines	9,855	9,803
Specialty	5,665	5,485
Property	4,052	4,293
Total Commercial Insurance(b)	53,788	54,075
Consumer Insurance
Personal lines	3,072	3,385
Accident and health	1,943	2,094
Total Consumer Insurance(b)	5,015	5,479
Other	3,156	3,475
Total AIG Property Casualty	61,959	63,029
Other Operations - Mortgage Guaranty	1,131	1,287
Net liability for unpaid claims and claims adjustment expense	$63,090	$64,316

(a) Excludes future policyholder benefits of $3.6 billion and $3.5 billion at June 30, 2014 and December 31, 2013, respectively.

(b) The December 31, 2013 balances have been reclassified between lines of businesses of Commercial Insurance and Consumer Insurance. The impact of this correction was a total decrease of $325 million in Commercial Insurance and a corresponding increase in Consumer Insurance, with no income statement or balance sheet impact.

Item 2 / results of operations / Liability for Unpaid Claims and Claims Adjustment Expense

Discounting of Reserves

The following table presents the components of AIG Property Casualty’s loss reserve discount included above:

	June 30, 2014			December 31, 2013
	Commercial			Commercial
(in millions)	Insurance	Other	Total	Insurance	Other	Total
U.S. workers' compensation:
Tabular	$597	$201	$798	$597	$201	$798
Non-tabular	1,764	1,067	2,831	1,622	1,102	2,724
Asbestos	-	16	16	-	33	33
Total reserve discount	$2,361	$1,284	$3,645	$2,219	$1,336	$3,555

The following table presents the net reserve discount benefit (charge):

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013
	Commercial			Commercial			Commercial			Commercial
(in millions)	Insurance	Other	Total	Insurance	Other	Total	Insurance	Other	Total	Insurance	Other	Total
Change in loss reserve
discount - current
accident year	$93	$-	$93	$71	$-	$71	$135	$-	$135	$142	$-	$142
Change in loss reserve
discount - prior year
development	-	(12)	(12)	-	-	-	110	(15)	95	-	-	-
Accretion of reserve
discount	(77)	(19)	(96)	(71)	(5)	(76)	(103)	(37)	(140)	(142)	(10)	(152)
Net reserve discount
benefit (charge)	$16	$(31)	$(15)	$-	$(5)	$(5)	$142	$(52)	$90	$-	$(10)	$(10)

Commencing January 1, 2014, AIG Property Casualty merged its two internal pooling arrangements into one pool, and changed the participation percentages of the pool members. This resulted in an additional workers’ compensation loss reserve discount benefit of approximately $110 million recorded during the first quarter of 2014. As a result of changes in the participation percentages and domiciliary states of the participants of the combined pool, a portion of the workers’ compensation reserves that had been held in New York subsidiaries and discounted pursuant to New York discounting rules which generally do not permit non-tabular discounting on IBNR and prescribe a fixed 5 percent discount rate for application to case reserves, are now held in Pennsylvania and Delaware subsidiaries and discounted pursuant to Pennsylvania and Delaware rules.  Pennsylvania discounting rules permit non-tabular discounting on IBNR and allow a variable discount rate for application to case reserves. AIG Property Casualty received a permitted practice from the Delaware Department of Insurance to allow discounting on the same basis as its Pennsylvania domiciled companies.

Quarterly Reserving Conclusion

AIG net loss reserves represent our best estimate of our liability for net losses and loss expenses as of June 30, 2014. While we regularly review the adequacy of established loss reserves, there can be no assurance that our ultimate loss reserves will not develop adversely and materially exceed our loss reserves as of June 30, 2014. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

Item 2 / results of operations / Liability for Unpaid Claims and Claims Adjustment Expense

The following table presents the rollforward of net loss reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Net liability for unpaid claims and claims adjustment expense
at beginning of period	$63,956	$66,825	$64,316	$68,782
Foreign exchange effect	95	(393)	44	(909)
Other, including dispositions	-	(79)	-	(79)
Change due to retroactive asbestos reinsurance transaction	82	22	86	66
Losses and loss expenses incurred:
Current year, undiscounted	5,341	5,380	10,712	10,791
Prior years (favorable) unfavorable development, undiscounted(a)	(35)	213	150	160
Change in discount	15	5	(90)	10
Losses and loss expenses incurred(b)	5,321	5,598	10,772	10,961
Losses and loss expenses paid(b)	6,364	6,381	12,128	13,229
Net liability for unpaid claims and claims adjustment expense
at end of period	$63,090	$65,592	$63,090	$65,592

(a) See tables below for details of prior year development by business unit, accident year and major class of business.

(b) These amounts exclude benefit from retroactive reinsurance.

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by business unit and major class of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Prior accident year development by major class of business:
Commercial Insurance U.S.:
Excess casualty	$(3)	$13	$10	$(12)
Financial lines including professional liability	(50)	10	(67)	6
Primary casualty:	-
Loss-sensitive	68	70	64	80
Other	49	2	87	48
Healthcare	1	-	10	-
Specialty	33	18	98	5
Property excluding natural catastrophes	17	(9)	(5)	(63)
Natural catastrophes	(31)	165	(73)	179
All other, net	4	29	43	9
Total Commercial Insurance - U.S.	88	298	167	252
Commercial Insurance International:
Primary casualty	7	(12)	(7)	(2)
Financial lines	16	(6)	119	(10)
Specialty	(22)	(14)	(12)	(34)
Property excluding natural catastrophes	(40)	8	(57)	23
Natural catastrophes	(42)	(10)	(47)	(23)
All other, net	(2)	(7)	(2)	(10)
Total Commercial Insurance - International	(83)	(41)	(6)	(56)
Total Commercial Insurance	5	257	161	196
Consumer Insurance - U.S.:
Natural catastrophes	-	(24)	(1)	(47)
All other, net	5	(1)	(22)	(20)
Total Consumer Insurance - U.S.	5	(25)	(23)	(67)

Item 2 / results of operations / Liability for Unpaid Claims and Claims Adjustment Expense

Consumer Insurance - International:
Natural catastrophes	(1)	(1)	(6)	(2)
All other, net	(20)	(27)	(1)	(26)
Total Consumer Insurance - International	(21)	(28)	(7)	(28)
Total Consumer Insurance	(16)	(53)	(30)	(95)
Other - U.S.:
Asbestos and environmental (1986 and prior)	46	18	47	33
Run-off environmental (1987 to 2004)	23	-	23	37
Total all other, net	-	-	16	-
Total Other - U.S.	69	18	86	70
Other - International:
Asbestos and environmental (1986 and prior)	(4)	2	(4)	11
Total all other, net	-	-	(1)	-
Total Other - International	(4)	2	(5)	11
Total Other	65	20	81	81
Total AIG Property Casualty	54	224	212	182
Other Operations - Mortgage Guaranty	(89)	(11)	(62)	(22)
Total prior year (favorable) unfavorable development	$(35)	$213	$150	$160

AIG Property Casualty prior year development	$54	$224	$212	$182
Premium adjustments	(68)	(70)	(64)	(80)
AIG Property Casualty prior year development, net of premium adjustments	$(14)	$154	$148	$102

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

In the three-month period ended June 30, 2014, the favorable prior year loss development, net of premium accruals of $68 million, was $14 million, which was driven by net favorable development in International Commercial and International Consumer Insurance, offset by reserve increases in U.S. Commercial Insurance (that were largely counter-balanced by premium accruals) and Other – U.S. The primary components of the favorable loss reserve development were Natural catastrophes of $74 million, and International Commercial Property, including $30 million favorable loss reserve development from a 2012 severe loss.  The adverse development in Other of $65 million included a single large claim settlement in the run-off environmental exposures (1987 – 2004) and adverse development on legacy pollution exposures (1986 and prior), partially offset by an $8 million favorable asbestos settlement. The net adverse development (after premium accruals) in U.S. Commercial Insurance was driven by Primary Casualty (especially Auto Liability), and Specialty lines, offset by Financial Lines and Natural catastrophes.

In the six-month period ended June 30, 2014, the adverse prior year loss development, net of premium accruals of $64 million, was $148 million, which was driven by reserve increases on claims in U.S. Commercial Insurance and Other – U.S. that was modestly offset by net favorable development in U.S. Consumer Insurance. The net adverse development in U.S. Commercial Insurance was driven by Primary Casualty and Specialty lines, partially offset by Financial Lines and Natural catastrophes, while the adverse development in Other – U.S. was driven by adverse development on legacy pollution exposures (1986 and prior) and run-off environmental exposures (1987 – 2004).

Item 2 / results of operations / Liability for Unpaid Claims and Claims Adjustment Expense

For the three- and six-month periods ended June 30, 2013, the net adverse development, net of premium accruals of $70 million and $80 million, was $154 million and $102 million, respectively, which was driven by reserve increases on claims in U.S. Commercial Insurance and Other – U.S., partially offset by net favorable development in U.S. Consumer Insurance, International Commercial and International Consumer lines. The net adverse development in U.S. Commercial Insurance was primarily attributable to domestic property exposures, mostly due to the increase in reserves for Storm Sandy, with adverse development in non-loss sensitive Primary Casualty lines, driven by higher than expected legal costs on claims for construction defects claims from accident years 2004 and prior. The adverse development on those classes was partially offset by case reductions on some large claims and favorable development on non-natural catastrophe Property business. The adverse development in Other – U.S. for the three- and six-month periods ended June 30, 2013 included adverse development on legacy asbestos and environmental exposures (1986 and prior). In addition, the six-month period ended June 30, 2013 included adverse development on run off environmental exposures (1987 – 2004).

See AIG Property Casualty Results herein and Other Operations — Other Operations Results — Mortgage Guaranty for further discussion of net loss development.

The following table summarizes development, (favorable) or unfavorable, of  incurred losses and loss expenses for prior years, net of reinsurance, by accident year:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Prior accident year development by accident year:
Accident Year
2013	$(67)	$-	$(127)	$-
2012	(43)	72	(90)	34
2011	(104)	(10)	(46)	(37)
2010	(3)	9	51	(10)
2009	50	15	98	(16)
2008	(5)	13	52	28
2007	(21)	27	(9)	26
2006	5	14	7	22
2005	14	36	13	40
2004 and prior	139	37	201	73
Total prior year (favorable) unfavorable development	$(35)	$213	$150	$160

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

As described more fully in the 2013 Annual Report, AIG Property Casualty’s reserves relating to asbestos and environmental claims reflect comprehensive ground‑up and top-down analyses performed periodically. In the six-month period ended June 30, 2014, AIG Property Casualty increased its gross asbestos reserves by $22 million and the net asbestos reserves by $26 million primarily due to minor changes in estimates, accretion of discount, and anticipated uncollectible reinsurance. For the same period, AIG Property Casualty increased its gross environmental reserves by $119 million and its net environmental reserves by $50 million to reflect the results of a top-down analysis completed in the second quarter.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, AIG Property Casualty also has asbestos reserves relating to foreign risks written by non‑U.S. entities of $137 million gross and $111 million net as of June 30, 2014. The asbestos reserves relating to non‑U.S. risks written by non‑U.S. entities were $134 million gross and $108 million net as of December 31, 2013.

Item 2 / results of operations / Liability for Unpaid Claims and Claims Adjustment Expense

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Six Months Ended June 30,	2014		2013
(in millions)	Gross	Net	Gross	Net
Asbestos:
Liability for unpaid claims and claims adjustment expense
at beginning of year	$4,720	$529	$4,896	$427
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	88	-	69
Re-estimation of amounts recoverable under retroactive
reinsurance contracts(a)	-	(2)	-	(3)
Change in net loss reserves due to retroactive reinsurance	-	86	-	66
Dispositions	-	-	(12)	(12)
Loss and loss expenses incurred:
Undiscounted	(8)	10	-	6
Change in discount	30	18	23	10
Losses and loss expenses incurred(b)	22	28	23	16
Losses and loss expenses paid(b)	(421)	(261)	(252)	(114)
Liability for unpaid claims and claims adjustment expense
at end of period	$4,321	$382	$4,655	$383
Environmental:
Liability for unpaid claims and claims adjustment expense
at beginning of year	$313	$163	$309	$163
Dispositions	-	-	(1)	(1)
Losses and loss expenses incurred	119	50	61	38
Losses and loss expenses paid	(28)	(16)	(58)	(33)
Liability for unpaid claims and claims adjustment expense
at end of period	$404	$197	$311	$167
Combined:
Liability for unpaid claims and claims adjustment expense
at beginning of year	$5,033	$692	$5,205	$590
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	88	-	69
Re-estimation of amount recoverable under retroactive
reinsurance contracts	-	(2)	-	(3)
Change in net loss reserves due to retroactive reinsurance	-	86	-	66
Dispositions	-	-	(13)	(13)
Losses and loss expenses incurred:
Undiscounted	111	60	61	44
Change in discount	30	18	23	10
Losses and loss expenses incurred	141	78	84	54
Losses and loss expenses paid	(449)	(277)	(310)	(147)
Liability for unpaid claims and claims adjustment expense
at end of period	$4,725	$579	$4,966	$550

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

Retail products are generally marketed directly to individual consumers through independent and career insurance agents, retail banks, direct-to-consumer platforms, and national, regional and independent broker-dealers. The primary products offered by the Retail segment include term and universal life insurance, A&H, individual fixed and variable annuities, retail mutual funds and advisory services.

Institutional products are generally marketed to groups or large institutions through affiliated financial advisors or intermediaries including benefit consultants, independent marketing organizations, structured settlement brokers and broker-dealers. Institutional segment products include fixed and variable group annuities, group mutual funds, stable value wrap products, structured settlement and terminal funding annuities, high net worth products, corporate- and bank-owned life insurance, guaranteed investment contracts and a wide range of group benefit products.

AIG Life and Retirement Quarterly and Year-to-date 2014 Highlights

Pre-tax operating income for the three- and six-month periods ended June 30, 2014 improved slightly compared to the same periods in the prior year, reflecting higher fee income from strong growth in assets under management, partially offset by lower net investment income, primarily due to strong returns on alternative investments in the prior year periods and lower base investment yield. AIG Life and Retirement has continued to emphasize disciplined pricing of new business and active management of renewal crediting rates for interest rate sensitive business which, together with the run-off of older business with relatively high crediting rates, has largely offset the pressure on investment yields in the sustained low interest rate environment.

Pre-tax income for the three- and six-month periods ended June 30, 2014 decreased compared to the same periods in the prior year, primarily due to lower net realized capital gains and lower income from legal settlements, partially offset by lower loss recognition expense. Pre-tax income for the six-month period ended June 30, 2014 included realized capital losses from changes in the fair value of embedded derivatives related to variable annuity guarantee features, net of hedges, as a result of decreases in interest rates and narrowing of credit spreads during the period. The significant net realized capital gains in the three- and six-month periods ended June 30, 2013 were primarily due to gains on investment sales related to capital loss carryforward utilization. These decreases in pre-tax income were partially offset by lower loss recognition expense compared to the same periods in the prior year. Loss recognition expense, which was triggered primarily by the reinvestment of investment sales proceeds during 2013 in the low interest rate environment, is reported within changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses).

Premiums and deposits improved in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, primarily due to continued strong demand for variable annuities in the Retirement Income Solutions product line and improved sales of Fixed Annuities, which have benefitted from slightly higher market interest rates in the current year periods. Although interest rates have declined during 2014 and remain at historically low levels, they have increased compared to the same periods in the prior year. As a result of the increase in premiums and deposits, net flows increased to $939 million and $2.0 billion in the three- and six-month periods ended June 30, 2014, respectively, compared to net flows of $417 million and $173 million in the same periods in the prior year. See AIG Life and Retirement – Premiums, Deposits and Net Flows for discussion of premiums as well as net flows by product line.

Dividends and loan repayments paid by AIG Life and Retirement subsidiaries to AIG Parent included cash dividends and loan repayments of $886 million in the three-month period ended June 30, 2014, reflecting continued strong statutory earnings. In addition, AIG Life and Retirement distributed $642 million of preferred equity interests in two aircraft trust entities to AIG Parent through a non-cash dividend in the three-month period ended June 30, 2014. Cash dividends and loan repayments paid by AIG Life and Retirement subsidiaries to AIG Parent totaled $2.5 billion in the six-month period ended June 30, 2014, which included approximately $364 million of legal settlement proceeds.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

AIG Life and Retirement Results

The following table presents AIG Life and Retirement results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Retail
Revenue:
Premiums	$431	$389	11%	$818	$747	10%
Policy fees	542	491	10	1,078	978	10
Net investment income	1,464	1,510	(3)	3,092	3,167	(2)
Other income	454	382	19	879	747	18
Operating expenses:
Policyholder benefits and claims incurred	753	689	9	1,471	1,324	11
Interest credited to policyholder account balances	565	584	(3)	1,128	1,195	(6)
Amortization of deferred policy acquisition costs	190	177	7	383	340	13
Other acquisition and insurance expenses	699	652	7	1,367	1,289	6
Pre-tax operating income	684	670	2	1,518	1,491	2
Legal settlements	8	221	(96)	28	297	(91)
Changes in fair value of fixed maturity securities designated
to hedge living benefit liabilities, net of interest expense	54	(69)	NM	130	(98)	NM
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(27)	(160)	83	14	(121)	NM
Net realized capital gains (losses)	19	515	(96)	(287)	604	NM
Pre-tax income	$738	$1,177	(37)%	$1,403	$2,173	(35)%
Institutional
Revenue:
Premiums	$269	$260	3%	$479	$522	(8)%
Policy fees	159	132	20	315	260	21
Net investment income	1,097	1,127	(3)	2,286	2,347	(3)
Other income	44	37	19	79	65	22
Operating expenses:
Policyholder benefits and claims incurred	486	494	(2)	913	957	(5)
Interest credited to policyholder account balances	397	387	3	787	793	(1)
Amortization of deferred policy acquisition costs	19	25	(24)	40	50	(20)
Other acquisition and insurance expenses	171	169	1	340	340	-
Pre-tax operating income	496	481	3	1,079	1,054	2
Legal settlements	4	138	(97)	14	170	(92)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(14)	(992)	99	(25)	(1,090)	98
Net realized capital gains (losses)	25	915	(97)	10	982	(99)
Pre-tax income	$511	$542	(6)%	$1,078	$1,116	(3)%
Total AIG Life and Retirement
Revenue:
Premiums	$700	$649	8%	$1,297	$1,269	2%
Policy fees	701	623	13	1,393	1,238	13
Net investment income	2,561	2,637	(3)	5,378	5,514	(2)
Other income	498	419	19	958	812	18

Item 2 / results of operations / AIG LIFE AND RETIREMENT

Operating expenses:
Policyholder benefits and claims incurred	1,239	1,183	5	2,384	2,281	5
Interest credited to policyholder account balances	962	971	(1)	1,915	1,988	(4)
Amortization of deferred policy acquisition costs	209	202	3	423	390	8
Other acquisition and insurance expenses	870	821	6	1,707	1,629	5
Pre-tax operating income	1,180	1,151	3	2,597	2,545	2
Legal settlements	12	359	(97)	42	467	(91)
Changes in fair value of fixed maturity securities designated
to hedge living benefit liabilities, net of interest expense	54	(69)	NM	130	(98)	NM
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(41)	(1,152)	96	(11)	(1,211)	99
Net realized capital gains (losses)	44	1,430	(97)	(277)	1,586	NM
Pre-tax income	$1,249	$1,719	(27)%	$2,481	$3,289	(25)%

AIG LIFE AND RETIREMENT PRE-TAX OPERATING INCOME (in millions)

AIG Life and Retirement Quarterly and Year-to-date Results

Pre-tax operating income for the three- and six-month periods ended June 30, 2014 improved slightly compared to the same periods in the prior year, reflecting higher fee income from growth in assets under management, primarily due to strong sales of individual variable annuities, positive net flows and a favorable equity market, partially offset by lower net investment income. The decreases in net investment income for the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year reflected lower income from alternative investments, primarily hedge funds, which had strong returns in the prior year periods. Lower base investment yields reflected strong performance of commercial mortgage loans and structured securities in the prior year periods, as well as investment of available cash in the low interest rate environment. These decreases in net investment income compared to the same periods in the prior year were partially offset by growth in invested assets and better performance of assets for which the fair value option has been elected. AIG Life and Retirement has continued to emphasize disciplined pricing of new business and active management of renewal crediting rates for interest rate sensitive business which, together with the run-off of older business with relatively high crediting rates, has largely offset the pressure on investment yields in the sustained low interest rate environment. See AIG Life and Retirement – Investments and Spread Management for additional discussion of variances in net investment income.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

Pre-tax income for the three- and six-month periods ended June 30, 2014 decreased compared to the same periods in the prior year, primarily due to lower net realized capital gains and lower income from legal settlements, partially offset by lower loss recognition expense. The decrease in net realized capital gains was primarily due to significant net realized capital gains in the three- and six-month periods ended June 30, 2013 on investment sales to utilize capital loss carryforwards. See AIG Life and Retirement – Investments and Spread Management for additional discussion of realized capital gains (losses) on invested assets.

Net realized capital gains (losses) in the three- and six-month periods ended June 30, 2014 also included net gains of $16 million and net losses of $335 million, respectively, compared to net gains of $180 million and $131 million in the same periods in the prior year, from the change in the fair value of embedded derivatives related to variable annuities with GMWB living benefit guarantee features, net of hedges. These embedded derivatives are primarily in the Retirement Income Solutions product line of the Retail operating segment and, to a lesser extent, in the Group Retirement product line of the Institutional operating segment. The fair value losses in the six-month period ended June 30, 2014 were primarily due to narrower credit spreads and a decrease in interest rates during 2014, which were partially offset by increases in the fair value of U.S. Treasury bonds used to hedge interest rate risk, discussed below. The fair value calculation for these embedded derivatives reflects a market participant’s view of AIG Life and Retirement’s claims-paying ability by adjusting the interest rate swap curve used to discount the expected cash flows with an additional spread to reflect non-performance risk. This non-performance spread adjustment is derived from corporate credit spreads in the marketplace, which were narrower in the six-month period ended June 30, 2014 compared to the same period in the prior year, contributing to the current year fair value losses on embedded derivatives.

AIG Life and Retirement has a dynamic hedging program designed to manage economic risk exposure associated with the impact of changes in equity markets, interest rates and volatilities on the fair value of embedded derivative liabilities related to these guaranteed living benefit features. This program utilizes derivative instruments, including equity options, futures contracts and interest rate swap contracts, as well as U.S. Treasury bonds. While a small portion of AIG Life and Retirement’s interest rate risk related to these products is unhedged, the majority of the interest rate exposure related to guaranteed living benefit features is hedged with derivative instruments and, to a lesser extent, with U. S. Treasury bonds, which AIG Life and Retirement began purchasing in 2012 as a capital-efficient strategy to reduce interest rate risk exposure over time. The hedging-related change in the fair value of the U.S. Treasury bonds is also excluded from pre-tax operating income and reported in changes in fair value of fixed maturity securities designated to hedge living benefit liabilities.

The decrease in pre-tax income of AIG Life and Retirement compared to the three- and six-month periods ended June 30, 2013 also reflected lower income from legal settlements with financial institutions that participated in the creation, offering and sale of RMBS from which AIG and its subsidiaries realized losses during the financial crisis.

These decreases in pre-tax income were partially offset by significantly lower loss recognition expense for certain traditional product lines, which was $12 million and $22 million in the three- and six-month periods ended June 30, 2014, respectively, compared to $1.1 billion and $1.2 billion in the same periods in the prior year. Loss recognition recorded in the 2013 periods was primarily a result of the reinvestment of investment sales proceeds during 2013 in the low interest rate environment. Loss recognition is reported in changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses). See AIG Life and Retirement Reserves and DAC – Other Reserve Changes for additional discussion of loss recognition.

Retail Quarterly and Year-to-date Results

Pre-tax operating income for the Retail operating segment increased slightly in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, due primarily to higher fee income partially offset by lower net investment income. The decrease in net investment income compared to the same periods in the prior year included lower income from alternative investments and declining base portfolio yields, partially offset by growth in invested assets and better performance of fair value option assets. Higher fee income in the Retirement Income Solutions product line reflected growth in assets under management driven by strong sales of variable annuities, positive net flows and favorable equity market performance. Base spread (defined as net investment income excluding alternative investments and other enhancements, less interest credited) for the Fixed Annuities product line decreased in the three-month period ended June 30, 2014 compared to the same period in the prior year, which reflected declining base yields partially offset by active crediting rate management and the run-off of older business with relatively high crediting rates. DAC amortization expense increased compared to the six-month period ended June 30, 2013, as the favorable impact of equity market performance reduced amortization expense in the prior year period but had a smaller impact on the same period in 2014. Advisory fees and other income increased in the

Item 2 / results of operations / AIG LIFE AND RETIREMENT

three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year due to higher volumes of advisory services, which were offered in the Brokerage Services, Retirement Income Solutions and Retail Mutual Fund product lines. The increase in advisory fee and other income was partially offset by a related increase in advisory expense, which is included in other acquisition and insurance expense.

Pre-tax income for the Retail operating segment decreased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, primarily due to lower gains from investment sales to utilize capital loss carryforwards and, for the six-month period, to fair value losses in the current year on embedded derivatives related to variable annuity guarantee features, net of hedges, primarily as a result of narrower credit spreads as well as a reduction in interest rates during the six-month period. The realized capital losses on embedded derivatives in the six-month period ended June 30, 2014 were partially offset by a favorable variance in the fair value of the U.S. Treasury bonds used to hedge interest rate risk related to these products, which is also excluded from pre-tax operating income and reported in changes in fair value of fixed maturity securities designated to hedge living benefit liabilities. These embedded derivatives had fair value gains in the same periods of the prior year due primarily to the increase in market interest rates during those periods. The decrease in Pre-tax income for the Retail operating segment also reflected a decrease in legal settlement income, partially offset by lower loss recognition expense.

Institutional Quarterly and Year-to-date Results

Pre-tax operating income for the Institutional operating segment, which primarily reflects the Group Retirement product line, increased slightly in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, due in part to higher fee income from growth in assets under management, driven principally by favorable equity market performance and development of the stable value wrap business. In addition, effective crediting rate management in the Group Retirement product line helped offset the pressure on yields from reinvestment in the sustained low interest rate environment. Net investment income for the three- and six-month periods ended June 30, 2014 decreased compared to the same periods in the prior year, primarily due to lower income from alternative investments, partially offset by higher call income and better performance of fair value option assets.

Pre-tax income for the Institutional operating segment decreased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, primarily due to lower gains from investment sales to utilize capital loss carryforwards and lower legal settlement proceeds in the current year periods compared to the same periods in the prior year. These decreases were partially offset by lower loss recognition expense in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year. Loss recognition expense in the 2013 periods was triggered primarily by reinvestment of proceeds from investment sales in the low interest rate environment. See AIG Life and Retirement Reserves and DAC – Other Reserve Changes for additional discussion of loss recognition, which is reported in changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses).

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

Item 2 / results of operations / AIG LIFE AND RETIREMENT

The following table presents a reconciliation of premiums and deposits to GAAP premiums:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Premiums and deposits	$7,360	$6,765	$14,489	$12,345
Deposits	(6,626)	(5,957)	(12,999)	(10,761)
Other	(34)	(159)	(193)	(315)
Premiums	$700	$649	$1,297	$1,269

Premiums  improved in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, primarily from higher immediate annuity premiums in the Fixed Annuities product line, partially offset by higher ceded premiums in the Life Insurance and A&H product line and lower structured settlement premiums in the Institutional Markets product line.

The following table presents premiums and deposits by operating segment and product line:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Retail
Life Insurance and A&H	$836	$840	-%	$1,663	$1,675	(1)%
Fixed Annuities	1,061	355	199	2,021	731	176
Retirement Income Solutions	2,570	2,233	15	4,743	3,646	30
Retail Mutual Funds	896	1,216	(26)	2,058	2,049	-
Closed blocks	23	22	5	42	51	(18)
Total Retail	$5,386	$4,666	15%	$10,527	$8,152	29%
Institutional
Group Retirement	$1,640	$1,705	(4)%	$3,348	$3,445	(3)%
Institutional Markets	195	223	(13)	342	404	(15)
Group Benefits	139	171	(19)	272	344	(21)
Total Institutional	1,974	2,099	(6)	3,962	4,193	(6)
Total Life and Retirement premiums and deposits	$7,360	$6,765	9%	$14,489	$12,345	17%

Premiums and deposits improved significantly in the three-and six-month periods ended June 30, 2014 compared to the same periods in the prior year, primarily from improved sales in the Fixed Annuities product line and continued strong sales of individual variable annuities with guarantee features, as well as newer index annuities, in the Retirement Income Solutions product line. The improvement in the premium and deposits for those product lines in the three-month period ended June 30, 2014 was partially offset by lower Retail Mutual Fund sales.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

TOTAL PREMIUMS AND DEPOSITS by OPERATING SEGMENT (in millions)

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

The following table summarizes net flows for investment product lines:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Net flows
Fixed Annuities	$(424)	$(1,264)	$(839)	$(2,263)
Retirement Income Solutions	1,605	1,292	2,874	1,863
Retail Mutual Funds	153	688	393	989
Group Retirement	(395)	(299)	(473)	(416)
Total net flows*	$939	$417	$1,955	$173

*    Excludes activity related to closed blocks of fixed and variable annuities, which had reserves of approximately $5.5 billion and $6.0 billion at June 30, 2014 and 2013, respectively.

Quarterly and Year-to-date Net Flows

Total net flows from annuities and mutual funds in AIG Life and Retirement’s investment product lines increased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year. A discussion of the significant variances in net flows for each of these product lines follows, including variances in premiums and deposits, a key component of net flows.

Retail Net Flows

Fixed Annuities premiums and deposits improved in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, due to modest increases in interest rates and steepening of the yield curve compared to the same periods in the prior year, which have made fixed annuity products more attractive in the marketplace compared to

Item 2 / results of operations / AIG LIFE AND RETIREMENT

competing products such as bank deposits. Although market interest rates have declined during 2014 and remain at historically low levels, they have increased compared to the same periods of the prior year. While still negative, fixed annuities net flows for the three- and six-month periods ended June 30, 2014 improved compared to the same periods in the prior year, primarily due to the increase in deposits and stable surrender rates.

Retirement Income Solutions premiums and deposits and net flows increased significantly in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, reflecting a lower surrender rate and a continued high volume of variable annuity sales, which have benefitted from product enhancements and expanded distribution as well as a more favorable competitive environment. In addition, sales of newer index annuities have shown strong initial results.

Retail Mutual Fund deposits decreased in the three-month period ended June 30, 2014, and net flows decreased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, due to higher redemptions in both periods, combined with the lower deposits in the quarter. The decreases were primarily driven by the Focused Dividend Strategy fund, which had lower deposits in the three-month period and higher redemptions in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, due to recent fund performance.

Institutional Net Flows

Group Retirement net flows decreased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, primarily due to moderately lower premiums and deposits and, for the three-month period ended June 30, 2014, slightly higher surrenders. Surrender of an additional large group, anticipated in the second half of 2014, is expected to put pressure on net flows of this product line. The surrender rate for the Group Retirement product line improved in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year, primarily due to growth in assets under management.

The following table presents reserves for selected investment product lines by surrender charge category at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Group	Individual	Retirement	Group	Individual	Retirement
	Retirement	Fixed	Income	Retirement	Fixed	Income
(in millions)	Products(a)	Annuities	Solutions	Products(a)	Annuities	Solutions
No surrender charge(b)	$61,877	$32,130	$1,927	$60,962	$30,906	$2,065
0% - 2%	1,762	2,497	17,109	1,508	2,261	16,839
Greater than 2% - 4%	1,880	4,235	3,449	1,967	4,349	2,734
Greater than 4%	5,845	14,831	22,652	5,719	16,895	19,039
Non-surrenderable	663	3,462	163	315	2,758	67
Total reserves	$72,027	$57,155	$45,300	$70,471	$57,169	$40,744

(a) Excludes mutual fund assets under management of $16.3 billion and $15.1 billion at June 30, 2014 and December 31, 2013, respectively.

(b) Group Retirement Products include reserves of approximately $6.2 billion that are subject to 20 percent annual withdrawal limitations at both June 30, 2014 and December 31, 2013.

The following table presents surrender rates for selected investment product lines for the three- and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Surrenders as a percentage of average account value
Fixed Annuities	6.7%	7.1%	6.7%	6.8%
Retirement Income Solutions	7.4	10.3	7.4	9.7
Group Retirement	8.7	9.5	8.2	9.3

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

Yield and Net Investment Income

Overall, AIG Life and Retirement’s fixed maturity portfolio yields in the three- and six-month periods ended June 30, 2014 declined compared to the same periods in the prior year, primarily as a result of investment purchases and reinvestment of portfolio cash flows from investment sales, interest and maturities that have been made at yields lower than the weighted average yield of the existing portfolio due to the sustained historically low interest rate environment.

Although portfolio yields continue to be under pressure from the investment of premiums, deposits and portfolio cash flows in the sustained low interest rate environment, AIG Life and Retirement expects to continue pursuing opportunities to maintain or increase yields without assuming additional credit risk through the purchase of less liquid asset classes, such as private placement debt, commercial mortgage loans and asset-backed securities.

AIG Life and Retirement maintains investment portfolios for each product line which, to the extent practicable, match established duration targets based on the characteristics of liabilities. AIG Life and Retirement has not made significant changes during 2014 in the duration targets or credit quality of assets supporting its business lines. Net investment income from assets that support liabilities is allocated to the product line they support. Net investment income from investments in excess of liabilities, which include the majority of the alternative investments, is allocated to the product lines using a capital-based internal allocation model.

Net Investment Income

Net investment income for the three-month period ended June 30, 2014 decreased compared to the same period in the prior year, including a $184 million decrease in income from alternative investments, which was primarily attributable to strong returns on hedge funds in the same period in the prior year. The lower alternative investment income was partially offset by fair value gains of $26 million on assets for which the fair value option has been elected, compared to $113 million of net losses on such assets in the same period of the prior year. The improved performance of fair value option assets reflected lower losses from PICC Group of $20 million in the three-month period ended June 30, 2014 compared to losses of $84 million in the same period in the prior year, as well as higher gains on fair value option bonds in the 2014 period. Base net investment income, which excludes alternative investments and other enhancements, decreased compared to the same period in the prior year as

Item 2 / results of operations / AIG LIFE AND RETIREMENT

growth in invested assets was more than offset by lower base yield. The decrease in base yield primarily reflected strong performance of commercial mortgage loans and structured securities in the prior year period, as well as investment of available cash, including proceeds from sales made during 2013 to offset capital loss carryforwards, at rates that continue to be below the weighted average yield of the overall portfolio.

Net investment income for the six-month period ended June 30, 2014 decreased compared to the same period in the prior year, primarily due to a $133 million decrease in income from alternative investments, which reflected strong returns on hedge funds in the same period in the prior year, and lower call and tender income. Fair value losses were $20 million compared to $33 million of net losses in the same period in the prior year, which included losses from PICC Group of $99 million in the six-month period ended June 30, 2014 compared to losses of $53 million for the same period in the prior year, partially offset by higher gains from fair value option bonds. Base net investment income increased slightly due to growth in invested assets. Base net investment income in the six-month period ended June 30, 2014 also included participation income on a commercial mortgage loan and income from the redemption of an asset classified in Other invested assets, while the same period in the prior year also benefitted from strong results in commercial mortgage loans and structured securities.

Spread Management

The contractual provisions for renewal of crediting rates and guaranteed minimum crediting rates included in products may have the effect, in a sustained low interest rate environment, of reducing spreads and thus reducing future profitability. Although this interest rate risk is partially mitigated through AIG Life and Retirement’s asset‑liability management process, product design elements and crediting rate strategies, a prolonged low interest rate environment may negatively affect future profitability.

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

•         Universal life insurance interest rate guarantees are generally 2 to 3 percent on new non-indexed products and zero to 2 percent on new indexed products, and are designed to be sufficiently low to meet targeted net investment spreads. AIG Life and Retirement is in the process of lowering the minimum guaranteed interest rates on new universal life products, and expects this process to be substantially completed in 2014.

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

As of June 30, 2014, AIG Life and Retirement’s universal life and annuity products had minimum guaranteed interest rates ranging from 1 percent to 5.5 percent, with the higher rates representing guarantees on older products. As indicated in the table below, approximately 71 percent of annuity and universal life account values were at their minimum crediting rates as of June 30, 2014, compared to 73 percent at December 31, 2013. As a result of disciplined pricing on new business and the run-off of older business with higher minimum interest crediting rates, fixed annuity account values having contractual minimum guaranteed rates above 1 percent decreased from 84 percent at December 31, 2013 to 81 percent at June 30, 2014.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

The following table presents universal life and fixed annuity account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
June 30, 2014		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Universal life insurance
1%	$67	$-	$9	$76
> 1% - 2%	47	69	214	330
> 2% - 3%	408	394	1,476	2,278
> 3% - 4%	2,071	598	1,174	3,843
> 4% - 5%	4,110	187	-	4,297
> 5% - 5.5%	336	-	-	336
Subtotal	$7,039	$1,248	$2,873	$11,160
Fixed annuities *
1%	$1,730	$7,328	$9,188	$18,246
> 1% - 2%	12,957	3,297	5,152	21,406
> 2% - 3%	32,182	203	2,168	34,553
> 3% - 4%	13,287	159	30	13,476
> 4% - 5%	8,020	9	4	8,033
> 5% - 5.5%	229	-	5	234
Subtotal	$68,405	$10,996	$16,547	$95,948
Total	$75,444	$12,244	$19,420	$107,108
Percentage of total	71%	11%	18%	100%

*    Fixed annuities include fixed options within variable annuities sold in Group Retirement and Retirement Income Solutions product lines.

Net Realized Capital Gains (Losses)

AIG Life and Retirement’s pre-tax income reflected net realized capital gains in the three-month period and net realized capital losses in the six-month period ended June 30, 2014, compared to significant net realized capital gains in the same periods in the prior year. The decreases were largely due to lower net capital gains on the sales of investments, which were $89 million and $196 million in the three- and six-month periods June 30, 2014, respectively, compared to $1.3 billion and $1.6 billion in the same periods in the prior year. The net realized capital gains in the prior year periods included investment sales related to the utilization of capital loss carryforwards. Other-than-temporary impairments remained at relatively low levels in the three- and six-month periods ended June 30, 2014 and decreased compared to the same periods in the prior year.

In addition to investment activity, AIG Life and Retirement’s net realized capital gains (losses) also included decreases from the change in fair value of embedded derivatives in variable annuities with GMWB living benefit features and related hedges, primarily in the Retail operating segment. See AIG Life and Retirement - Results for additional discussion of such activity.

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

Item 2 / results of operations / AIG LIFE AND RETIREMENT

Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies. See Investments – Credit Ratings herein for a full description of the composite AIG credit ratings.

The following table presents the fixed maturity security portfolio of AIG Life and Retirement categorized by NAIC Designation, at fair value:

June 30, 2014
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$49,028	$64,238	$113,266	$4,173	$2,116	$294	$118	$6,701	$119,967
Mortgage-backed, asset-backed and collateralized	40,719	1,518	42,237	757	375	252	612	1,996	44,233
Total*	$89,747	$65,756	$155,503	$4,930	$2,491	$546	$730	$8,697	$164,200

*    Excludes $1.0 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within AIG Life and Retirement that require a statutory filing.

The following table presents the fixed maturity security portfolio of AIG Life and Retirement categorized by composite AIG credit rating, at fair value:

June 30, 2014
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$48,649	$64,949	$113,598	$3,840	$2,184	$345	$6,369	$119,967
Mortgage-backed, asset-backed and collateralized	25,073	2,947	28,020	1,571	1,840	12,802	16,213	44,233
Total*	$73,722	$67,896	$141,618	$5,411	$4,024	$13,147	$22,582	$164,200

*  Excludes $1.0 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within AIG Life and Retirement that require a statutory filing.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

AIG Life and Retirement Reserves and DAC

The following table presents AIG Life and Retirement insurance reserves and mutual fund assets under management:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Retail
Balance at beginning of period, gross	$139,395	$126,705	$137,278	$123,699
Premiums and deposits	5,386	4,666	10,527	8,152
Surrenders and withdrawals	(2,677)	(2,571)	(5,516)	(5,068)
Death and other contract benefits	(995)	(979)	(1,850)	(1,774)
Subtotal	1,714	1,116	3,161	1,310
Change in fair value of underlying assets and reserve accretion, net of
policy fees	1,322	(102)	1,845	1,643
Cost of funds	535	551	1,064	1,132
Other reserve changes	(395)	(243)	(777)	243
Balance at end of period	142,571	128,027	142,571	128,027
Reserves related to unrealized appreciation of investments	225	84	225	84
Reinsurance ceded	(1,474)	(1,502)	(1,474)	(1,502)
Total insurance reserves and retail mutual fund assets under management	$141,322	$126,609	$141,322	$126,609
Institutional
Balance at beginning of period, gross	$121,045	$112,602	$119,892	$110,494
Premiums and deposits	1,974	2,099	3,962	4,193
Surrenders and withdrawals	(1,932)	(2,086)	(3,659)	(5,098)
Death and other contract benefits	(564)	(496)	(1,086)	(973)
Subtotal	(522)	(483)	(783)	(1,878)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	2,084	522	3,277	3,615
Cost of funds	394	380	780	778
Other reserve changes	(167)	836	(332)	848
Balance at end of period	122,834	113,857	122,834	113,857
Reserves related to unrealized appreciation of investments	1,065	215	1,065	215
Reinsurance ceded	(202)	(217)	(202)	(217)
Total insurance reserves and group mutual fund assets under management	$123,697	$113,855	$123,697	$113,855
Total AIG Life and Retirement:
Balance at beginning of period, gross	$260,440	$239,307	$257,170	$234,193
Premiums and deposits	7,360	6,765	14,489	12,345
Surrenders and withdrawals	(4,609)	(4,657)	(9,175)	(10,166)
Death and other contract benefits	(1,559)	(1,475)	(2,936)	(2,747)
Subtotal	1,192	633	2,378	(568)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	3,406	420	5,122	5,258
Cost of funds	929	931	1,844	1,910
Other reserve changes	(562)	593	(1,109)	1,091
Balance at end of period	265,405	241,884	265,405	241,884
Reserves related to unrealized appreciation of investments	1,290	299	1,290	299
Reinsurance ceded	(1,676)	(1,719)	(1,676)	(1,719)
Total insurance reserves and mutual fund assets under management	$265,019	$240,464	$265,019	$240,464

Item 2 / results of operations / AIG LIFE AND RETIREMENT

Other Reserve Changes

Other reserve changes in the table above include loss recognition on certain long-term payout annuity contracts. Sales of securities in connection with the program to utilize capital loss carryforwards and other investment sales with subsequent reinvestment at lower yields triggered recording of loss recognition reserves of $12 million and $22 million in the three- and six-month periods ended June 30, 2014, respectively, compared to $1.1 billion and $1.2 billion in the same periods in prior year, primarily on certain long-term payout annuity contracts. Assumptions related to investment yields, mortality experience and expenses are reviewed periodically and updated as appropriate, which could also result in additional loss recognition reserves. Loss recognition attributable to the program to utilize capital loss carryforwards is excluded from Pre-tax operating income and reported within Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses) in the AIG Life and Retirement Results table herein.

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in DAC related to unrealized appreciation of investments generally moves in the opposite direction of the changes in unrealized appreciation of the available for sale securities portfolio. The increases in the unrealized appreciation of investments in the three- and six-month periods ended June 30, 2014 of $3.0 billion and $6.4 billion, respectively, which were driven by the decline in market interest rates, resulted in a decrease in DAC and an increase in shadow loss reserves related to unrealized appreciation of investments. Shadow loss reserves were immaterial at December 31, 2013 and increased to $1.3 billion at June 30, 2014. The change in this component of DAC and shadow loss reserves in the three- and six-month periods ended June 30, 2014 was greater than the change in the same periods of the prior year, due to a larger movement in unrealized appreciation of investments.

DAC Rollforward

The following table summarizes the major components of the changes in AIG Life and Retirement DAC:

Six Months Ended June 30,
(in millions)	2014	2013
Balance, beginning of year	$6,723	$5,672
Acquisition costs deferred	492	409
Amortization expense	(411)	(390)
Change related to unrealized depreciation (appreciation) of investments	(613)	469
Other	-	(4)
Balance, end of period*	$6,191	$6,156

* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $7.9 billion and $7.5 billion at June 30, 2014 and 2013, respectively.

Estimated Gross Profits for Investment-Oriented Products

Policy acquisition costs and policy issuance costs that are incremental and directly related to the successful acquisition of new or renewal of existing contracts for investment-oriented products are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over a period that approximates the estimated lives of the contracts. Estimated gross profits include net investment income and spreads, net realized capital gains and losses, fees, surrender charges, expenses, and mortality gains and losses. If the assumptions used for estimated gross profits change significantly, DAC and related reserves (which may include VOBA, SIA, guaranteed benefit reserves and unearned revenue reserves) are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may

Item 2 / results of operations / AIG LIFE AND RETIREMENT

result in acceleration of amortization in some products and deceleration of amortization in other products. During the third quarter of 2014, AIG Life and Retirement will conduct its comprehensive annual review and update of estimated gross profit assumptions.

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

OTHER OPERATIONS

AIG’s Other Operations include results from Mortgage Guaranty, GCM, DIB, Corporate & Other (after allocations to AIG’s business segments), Aircraft Leasing through May 14, 2014 and, subsequent to May 14, 2014, AIG’s share of AerCap earnings based on its 46 percent ownership interest.

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

Prior to 2009, UGC also offered default insurance on domestic second-lien mortgages, private student loans and on mortgages issued in various countries outside the United States. In 2008, UGC ceased offering all types of default insurance other than on mortgages in the United States and Hong Kong and placed the other lines of business into runoff.

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

Corporate & Other consists primarily of interest expense, consolidation and eliminations, expenses of corporate staff not attributable to specific reportable segments, certain expenses related to internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate level net realized capital gains and losses, certain litigation‑related charges and credits, the results of AIG’s other non‑core business operations, net gain (loss) on sale of divested businesses that did not meet the criteria for discontinued operations accounting treatment, and equity in the earnings of AerCap.

Item 2 / results of operations / OTHER OPERATIONS

Aircraft Leasing consists of ILFC. ILFC is one of the world’s leading aircraft lessors. ILFC acquires commercial jet aircraft from various manufacturers and other parties and leases those aircraft to airlines around the world. See Note 4 to the Condensed Consolidated Financial Statements for a discussion on the sale of ILFC effective May 14, 2014.

Other Operations Results

The following table presents AIG’s Other operations results:

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2014	2013	Change		2014	2013	Change
Other operations pre-tax operating loss:
Mortgage Guaranty	$210	$73	188%		$286	$114	151%
Global Capital Markets	245	175	40		274	402	(32)
Direct Investment book	313	591	(47)		753	920	(18)
Corporate & Other:
Interest expense	(327)	(353)	7		(652)	(750)	13
Corporate expenses, net	(282)	(253)	(11)		(525)	(514)	(2)
Equity in pre-tax operating earnings of AerCap(a)	53	-	NM		53	-	NM
Other non-core businesses	(14)	(36)	61		3	(96)	NM
Total Corporate & Other operating loss	(570)	(642)	11		(1,121)	(1,360)	18
Consolidation and eliminations	1	1	-		2	2	-
Total Other operations pre-tax operating income	199	198	1		194	78	149
Legal reserves	(505)	(14)	NM		(529)	(25)	NM
Legal settlements	-	46	NM		(12)	48	NM
Loss on extinguishment of debt(b)	(34)	(38)	11		(272)	(378)	28
Aircraft Leasing	-	18	NM		17	61	(72)
Net gain (loss) on sale of divested businesses	2,146	(47)	NM		2,150	(47)	NM
Changes in benefit reserves and DAC, VOBA and SIA
related to net realized gains (losses)	(1)	-	NM		(13)	-	NM
Net realized capital gains (losses)	(120)	88	NM		(195)	133	NM
Total Other Operations pre-tax income (loss)	$1,685	$251	NM	%	$1,340	$(130)	NM	%

(a) Represents our share of AerCap’s pre-tax operating income, which excludes certain post-acquisition costs incurred by AerCap in connection with its acquisition of ILFC.

(b) For the six-month period ended June 30, 2014, primarily reflects the loss on extinguishment of DIB debt, of which $48 million was reported by the DIB and $208 million (net of accelerated amortization of $49 million related hedge accounting basis difference) was reported by Corporate & Other. See Liquidity and Capital Resources for discussion of debt redemptions and repurchases.

Item 2 / results of operations / OTHER OPERATIONS

Total OTHER OPERATIONS Pre-Tax OPERATING INCOME (LOSS) (in millions)

Mortgage Guaranty Results

The following table presents Mortgage Guaranty results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(dollars in millions)	2014	2013	Change	2014	2013	Change
Underwriting results:
Net premiums written	$249	$275	(9)%	$480	$521	(8)%
Increase in unearned premiums	(23)	(67)	66	(41)	(119)	66
Net premiums earned	226	208	9	439	402	9
Claims and claims adjustment expenses
incurred	(7)	119	NM	111	250	(56)
Underwriting expenses	56	49	14	110	105	5
Underwriting income	177	40	343	218	47	364
Net investment income	33	33	-	68	67	1
Pre-tax operating income	210	73	188	286	114	151
Net realized capital gains	1	2	(50)	2	5	(60)
Pre-tax income	$211	$75	181%	$288	$119	142%
Key metrics:
Domestic first-lien:
New insurance written	$11,057	$13,817	(20)%	$18,662	$24,373	(23)%
Combined ratio	18.7	88.6		50.8	94.3
Risk in force				$38,917	$32,349
60+ day delinquency ratio on primary loans(a)				4.8%	7.1%
Domestic second-lien:
Risk in force(b)				$941	$1,158

(a) Based on number of policies.

(b) Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

Item 2 / results of operations / OTHER OPERATIONS

Pre-Tax oPERATING INCOME (LOSS) (in millions)

Domestic first-lien New insurance written (in millions)

Mortgage Guaranty Quarterly Results

UGC’s pre-tax operating income in the three-month period ended June 30, 2014 increased compared to the same period in the prior year due to improved underwriting income.

First Lien Quarterly Results

First lien pre-tax operating income in the three-month period ended June 30, 2014 increased compared to the same period in the prior year due to improved underwriting income as a result of decreased first-lien claims and claims adjustment expenses incurred and an increase in first lien net premiums earned. The decrease in first-lien claims and claims adjustment expenses reflects $79 million of favorable prior year loss reserve development driven by updated assumptions for overturn rates on previously denied claims related to a settlement with a mortgage lender, compared to favorable prior year loss reserve development of $14 million for the same period in the prior year. The first-lien net premiums earned increased by $37 million largely from growth in the book of business and to a lesser extent the acceleration of premiums earned as the result of the recognition of a shorter expected coverage period on certain single premium business. As a result of the decreased claims and

Item 2 / results of operations / OTHER OPERATIONS

claims adjustment expenses and increased premiums earned, UGC’s first-lien combined ratio improved to 18.7 in the three-month period ended June 30, 2014 from 88.6 in the same period in the prior year.

Runoff Businesses Quarterly Results

Runoff businesses include second lien, student loan and international businesses, all of which were placed in runoff during 2008.  The runoff business’ pre-tax operating income for the three-month period ended June 30, 2014 was $14 million or $11 million lower than the same period in the prior year primarily due to the decline in net premiums earned reflecting the decline of in force business.

Mortgage Guaranty Year-to-Date Results

UGC’s pre-tax operating income in the six-month period ended June 30, 2014 increased compared to the same period in the prior year due to improved underwriting income.

First Lien Year-to-Date Results

First-lien pre-tax operating income for the six-month period ended June 30, 2014 increased compared to the same period in the prior year primarily due to improved underwriting income as a result of a $123 million decrease in first-lien claims and claims adjustment expenses incurred reflecting favorable prior year loss reserve development, driven by updated assumptions for overturn rates on previously denied claims related to a settlement with a mortgage lender, and a $65 million increase in first-lien net premiums earned largely from growth in the book of business and, to a lesser extent, the acceleration of premiums earned as the result of the recognition of a shorter expected coverage period on certain single premium business. The decline in first-lien claims and claims adjustment expenses combined with the increase in earned premiums resulted in an improved combined ratio of 50.8 in the six-month period ended June 30, 2014 compared to 94.3 in the same period of the prior year.

Runoff Businesses Year-to-Date Results

The runoff business’ pre-tax operating income for the six-month period ended June 30, 2014 was $30 million or $7 million lower than the same period in the prior year. The decline in pre-tax operating income is primarily due to a decline in net premiums earned of $28 million partially offset by a decline in claims and claims adjustment expenses of $15 million and a $9 million reduction in underwriting expenses.

New Insurance Written

The declines in domestic first lien new insurance written from $13.8 billion to $11.1 billion and from $24.4 billion to $18.7 billion in the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods in the prior year, were primarily due to the contraction in the mortgage originations market, which began in the second half of 2013.

Delinquency Inventory

The delinquency inventory for domestic first lien business declined during the six-month period ended June 30, 2014 as a result of cures and paid claims exceeding the number of newly reported delinquencies.  Mortgage Guaranty’s first lien default rate at June 30, 2014 was 4.8 percent compared to 7.1 percent at June 30, 2013. Over the last several quarters, Mortgage Guaranty has seen declining newly reported defaults and increasing cure rates, a trend Mortgage Guaranty expects will continue through 2014.

Item 2 / results of operations / OTHER OPERATIONS

The following table provides a summary of delinquency activity in Mortgage Guaranty’s domestic first lien delinquency inventory:

	Six Months Ended
	June 30,
(number of policies)	2014	2013
Number of delinquencies at the beginning of the year	47,518	62,832
Newly reported	23,268	28,082
Cures	(23,744)	(27,927)
Claims paid	(6,072)	(10,195)
Other	(1,169)	245
Number of delinquencies at the end of the period	39,801	53,037

Global Capital Markets Operations

Global Capital Markets Quarterly Results

GCM’s pre-tax income and pre-tax operating income increased in the three-month period ended June 30, 2014 compared to the same period in the prior year primarily due to gains realized upon unwinding certain positions and a decrease in operating expenses, partially offset by declines in net credit valuation adjustments on derivative assets and liabilities and in unrealized market valuation gains related to the super senior CDS portfolio. A state regulatory agency has requested additional information relating to the unwinding of a position on which we realized gains of $196 million in the three-month period ended June 30, 2014.

There were de minimis net credit valuation adjustment gains recognized in the three-month period ended June 30, 2014 compared to net credit valuation adjustment gains of $81 million in the same period in the prior year. The decline resulted primarily from credit valuation gains on uncollateralized derivative assets in the three-month period ended June 30, 2013 due to more significant tightening of counterparty credit spreads.

Unrealized market valuation gains on the CDS portfolio of $73 million and $131 million were recognized in the three-month periods ended June 30, 2014 and 2013, respectively. The decline resulted primarily from amortization and price movements within the CDS portfolio.

Global Capital Markets Year-to-Date Results

GCM’s pre-tax income and pre-tax operating income decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to declines in net credit valuation adjustments on derivative assets and liabilities and in unrealized market valuation gains related to the super senior CDS portfolio, partially offset by gains realized upon unwinding certain positions and a decrease in operating expenses. See Global Capital Markets Quarterly Results for information regarding a state regulatory agency request for additional information.

Net credit valuation adjustment losses of $25 million were recognized in the six-month period ended June 30, 2014 compared to net credit valuation adjustment gains of $134 million in the same period in the prior year. The decline resulted primarily from the recognition of credit valuation losses on derivative assets in the six-month period ended June 30, 2014 due to higher exposure of uncollateralized derivative assets compared to credit valuation gains on uncollateralized derivative assets in the same period in the prior year due to the tightening of counterparty credit spreads.

Unrealized market valuation gains on the CDS portfolio of $148 million and $302 million were recognized in the six-month periods ended June 30, 2014 and 2013, respectively. The decline resulted primarily from amortization and price movements within the CDS portfolio.

Item 2 / results of operations / OTHER OPERATIONS

Direct Investment Book Results

The following table presents Direct Investment book results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Pre-tax operating income	$313	$591	(47)%	$753	$920	(18)%
Legal settlements	-	27	NM	-	27	NM
Loss on extinguishment of debt	(18)	-	NM	(48)	(4)	NM
Net realized capital gains (losses)	(23)	102	NM	(78)	89	NM
Pre-tax income	$272	$720	(62)%	$627	$1,032	(39)%

Direct Investment Book Quarterly Results

The DIB’s pre‑tax income and pre‑tax operating income decreased in the three-month period ended June 30, 2014 compared to the same period in the prior year primarily due to lower fair value appreciation on ABS CDOs and a decrease in gains realized upon unwinding certain positions. The decrease in pre-tax income was also impacted by net realized capital losses in the three-month period ended June 30, 2014 primarily resulting from losses on interest rate hedges as compared to gains on similar positions in the same period in the prior year.

Fair value appreciation on ABS CDOs was $234 million and $478 million in the three-month periods ended June 30, 2014 and 2013, respectively. The fair value appreciation on the ABS CDOs was higher in the three-month period ended June 30, 2013 driven primarily by improved collateral pricing due to more significant improvements in home price indices and amortization of the underlying collateral.

Direct Investment Book Year-to-Date Results

The DIB’s pre‑tax income and pre‑tax operating income decreased in the six-month period ended June 30, 2014 compared to the same period in the prior year primarily due to lower fair value appreciation on ABS CDOs and a decline in net credit valuation adjustments on assets and liabilities for which the fair value option was elected, partially offset by an increase in gains realized upon unwinding certain positions. The decrease in pre-tax income was also impacted by net realized capital losses in the six-month period ended June 30, 2014 primarily resulting from losses on interest rate hedges and on debt extinguishments as compared to gains on interest rate hedge positions in the same period in the prior year.

Fair value appreciation on ABS CDOs was $460 million and $586 million in the six-month periods ended June 30, 2014 and 2013, respectively. The fair value appreciation on the ABS CDOs was higher in the six-month period ended June 30, 2013 driven primarily by improved collateral pricing due to more significant improvements in home price indices and amortization of the underlying collateral.

Net credit valuation adjustment gains of $206 million and $293 million were recognized in the six-month periods ended June 30, 2014 and 2013, respectively. The decrease resulted primarily from a decline in the portfolio size due to sales and maturities as well as lower credit valuation gains on assets due to less significant tightening of counterparty credit spreads and higher credit valuation losses on liabilities due to more significant tightening of AIG’s credit spreads in the six-month period ended June 30, 2014 compared to the same period in the prior year.

Item 2 / results of operations / OTHER OPERATIONS

The following table presents credit valuation adjustment gains (losses) for the DIB (excluding intercompany transactions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Counterparty Credit Valuation Adjustment on Assets:
Other bond securities	$79	$49	$229	$299
Loans and other assets	-	(1)	-	9
Increase in assets	79	48	229	308
AIG's Own Credit Valuation Adjustment on Liabilities:
Notes and bonds payable	(12)	(4)	(19)	(40)
Guaranteed Investment Agreements	-	23	(3)	28
Other liabilities	-	-	(1)	(3)
(Increase) decrease in liabilities	(12)	19	(23)	(15)
Net increase to pre-tax operating income	$67	$67	$206	$293

Corporate & Other Results

Quarterly and Year-to-Date Corporate & Other Results

Corporate & Other’s pre‑tax operating losses decreased in the three- and six-month periods ended June 30, 2014 compared to the same periods in the prior year primarily due to lower interest expense from ongoing debt management activities described in Liquidity and Capital Resources as well as our share of AerCap’s earnings, which is accounted for under the equity method. These items were partially offset by higher compensation expense, which varies in part based on AIG’s stock price.

Legal Reserves

Legal reserve expenses increased by $491 million and $504 million in the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods in the prior year.

Aircraft Leasing Results

The following table presents Aircraft Leasing results through May 14, 2014, the date of our sale of ILFC to AerCap:

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2014	2013	Change		2014	2013	Change
Aircraft leasing revenues, excluding net
realized capital gains (losses):
Rental revenue	$486	$1,090	(55)%		$1,554	$2,114	(26)%
Interest and other revenues	3	21	(86)		48	71	(32)
Total aircraft leasing revenues, excluding net
realized capital gains (losses)	489	1,111	(56)		1,602	2,185	(27)
Aircraft leasing expense:
Impairment charges, fair value adjustments
and lease-related charges	14	9	56		34	9	278
Other expenses	475	1,084	(56)		1,551	2,115	(27)
Total aircraft leasing expense	489	1,093	(55)		1,585	2,124	(25)
Pre-tax income	$-	$18	NM	%	$17	$61	(72)%

Item 2 / results of operations / OTHER OPERATIONS

Aircraft Leasing reported pre-tax income in both 2014 and 2013, primarily due to certain adjustments to ILFC’s assets and liabilities classified as held-for-sale. See Note 4 to the Consolidated Financial Statements for more information regarding Aircraft Leasing.

Net (Gain) Loss on Sale of Divested Businesses

Net (gain) loss on sale of divested businesses includes a gain of $2.2 billion associated with the completion of the sale of ILFC in the three- and six-month periods ended June 30, 2014.

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

We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to policyholders, customers, creditors and debt-holders, including those arising from reasonably foreseeable contingencies or events.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights During the Six-Month Period Ended June 30, 2014

Sources*

•      AIG Parent Funding from Subsidiaries

During the six-month period ended June 30, 2014, AIG Parent received $701 million in cash dividends from AIG Property Casualty and $2.5 billion in cash dividends and loan repayments from AIG Life and Retirement, which included approximately $364 million of legal settlement proceeds.

AIG Parent also received $781 million in tax sharing payments from our insurance businesses in the six-month period ended June 30, 2014, including $510 million of such payments during the second quarter of 2014, which are subject to reimbursement in future periods.

•      ILFC Sale

On May 14, 2014, we received net cash proceeds of approximately $2.4 billion from the sale of ILFC after taking into account the settlement of intercompany loans.  This cash amount is in addition to the 97.6 million newly issued AerCap common shares we received as consideration from the sale.

Uses

•    Debt Reduction**

During the six-month period ended June 30, 2014, we reduced DIB debt by approximately $3.0 billion through a redemption of $1.2 billion aggregate principal amount of its 4.250% Notes due 2014, a redemption of $750 million aggregate principal amount of its 3.000% Notes due 2015 and a repurchase of $1.0 billion aggregate principal amount of its 8.250% Notes due 2018, in each case, using cash allocated to the DIB.

We also made other repayments of approximately $2.9 billion. AIG Parent made interest payments on our debt instruments totaling $946 million.

•    Dividend

We paid a cash dividend of $0.125 per share on AIG Common Stock during each of the first and second quarters of 2014.

•    Repurchase of Common Stock

We repurchased approximately 36 million shares of AIG Common Stock during the six-month period ended June 30, 2014, for an aggregate purchase price of approximately $1.9 billion. The total number of shares of AIG Common Stock repurchased in the first half of 2014, and the aggregate purchase price of those shares, reflect our payment of $300 million under an ASR agreement and our initial receipt of 70 percent of the total notional share equivalent, or approximately 3.8 million shares of AIG Common Stock.

*    On July 16, 2014, we issued $1.0 billion aggregate principal amount of 2.300% Notes due 2019 and $1.5 billion aggregate principal amount of 4.500% Notes due 2044. In July 2014, we also received $650 million in cash in connection with the global resolution of our residential mortgage related disputes with Bank of America.

**   On July 14, 2014, we purchased, in cash tender offers, (i) certain junior subordinated debentures issued or guaranteed by AIG for an aggregate purchase price of $1.8 billion and (ii) certain senior notes and debentures issued or guaranteed by AIG for an aggregate purchase price of $700 million. On July 31, 2014, we further reduced DIB debt by approximately $2.0 billion through a redemption of $790 million aggregate principal amount of its 4.875% Notes due 2016 and a redemption of $1.25 billion aggregate principal amount of its 3.800% Notes due 2017, in each case, using cash allocated to the DIB.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Six Months Ended June 30,
(in millions)	2014	2013
Sources:
Net cash provided by operating activities	$1,641	$1,674
Net cash provided by changes in restricted cash	-	1,216
Net cash provided by other investing activities	4,290	4,855
Changes in policyholder contract balances	921	-
Issuance of long-term debt	3,028	2,338
Net cash provided by other financing activities	-	235
Total sources	9,880	10,318
Uses:
Change in restricted cash(a)	(628)	-
Change in policyholder contract balances	-	(1,309)
Repayments of long-term debt	(6,027)	(8,319)
Purchases of AIG Common Stock	(1,849)	-
Net cash used in other financing activities(b)	(1,875)	-
Total uses	(10,379)	(9,628)
Effect of exchange rate changes on cash	(3)	(70)
Increase (decrease) in cash	$(502)	$620

(a) At June 30, 2014, restricted cash of $352 million was reclassified to Other assets in the current period to correct prior presentation.  Such amounts are not material to any period presented.

(b) Includes payment of cash dividend in 2014.

The following table presents a summary of AIG’s Condensed Consolidated Statements of Cash Flows:

Six Months Ended June 30,
(in millions)	2014	2013
Summary:
Net cash provided by operating activities	$1,641	$1,674
Net cash provided by investing activities	3,662	6,071
Net cash used in financing activities	(5,802)	(7,055)
Effect of exchange rate changes on cash	(3)	(70)
Increase (decrease) in cash	(502)	620
Cash at beginning of year	2,241	1,151
Change in cash of businesses held-for-sale	88	(9)
Cash at end of period	$1,827	$1,762

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $1.7 billion for the six-month period ended June 30, 2014 compared to $2.4 billion in the six-month period ended June 30, 2013. Cash provided by operating activities excluding interest payments was $3.4 billion for the six-

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

month period ended June 30, 2014 and $4.1 billion for the six-month period ended June 30, 2013. Operating cash flow activities for the six-month period ended June 30, 2014 include:

•    $0.1 billion of cash provided by AIG Property Casualty in the six-month period ended June 30, 2014 compared to $0.4 billion of cash used during the six-month period ended June 30, 2013 primarily due to the timing of the payments related to catastrophe losses in 2013;

•    $1.4 billion of cash provided by AIG Life and Retirement in the six-month period ended June 30, 2014 compared to cash provided of $1.0 billion in the six-month period ended June 30, 2013, which reflects the continued profitability of AIG Life and Retirement.

Investing Cash Flow Activities

Net cash provided by investing activities for the six-month period ended June 30, 2014 includes:

•    approximately $1.0 billion of cash collateral received in connection with the securities lending program launched during 2012 by AIG Life and Retirement;

•    approximately $2.4 billion of net cash proceeds from the sale of ILFC.

Net cash provided by investing activities for the six-month period ended June 30, 2013 includes approximately $1.9 billion of cash collateral received in connection with the securities lending program launched during 2012 by AIG Life and Retirement.

Financing Cash Flow Activities

Net cash used in financing activities for the six-month period ended June 30, 2014 includes:

•    approximately $361 million in the aggregate to pay a dividend of $0.125 per share on AIG Common Stock in each of the first and second quarters of 2014;

•    approximately $1.9 billion to repurchase approximately 36 million shares of AIG Common Stock;

•    approximately $271 million to repay long-term debt of business held-for-sale; and

•    approximately $5.8 billion to repay long-term debt; see Debt – Debt Maturities below.

Net cash used in financing activities for the six-month period ended June 30, 2013 includes:

•    approximately $1.1 billion to redeem our 7.70% Series A-5 Junior Subordinated Debentures Due 2047;

•    approximately $1.3 billion in the aggregate to purchase, in cash tender offers, junior subordinated debentures we had issued, capital securities issued by three statutory trusts controlled by AIGLH and senior debentures we had assumed that were originally issued by SunAmerica Inc.; and

•    approximately $750 million to redeem our 6.45% Series A-4 Junior Subordinated Debentures.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of June 30, 2014, AIG Parent had approximately $18.5 billion in liquidity sources. AIG Parent’s liquidity sources are held in the form of cash, short-term investments and publicly traded, intermediate-term investment grade rated fixed maturity securities. Fixed maturity securities consist of U.S. government and government sponsored entity securities, U.S. agency

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

mortgage-backed securities, and corporate and municipal bonds. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, intermediate-term investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity. AIG Parent liquidity sources are monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans, and other payments from subsidiaries, as well as credit and contingent liquidity facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

We generally manage capital flows between AIG Parent and its subsidiaries through internal, Board‑approved policies and guidelines. In addition, AIG Parent has unconditional capital maintenance agreements (CMAs) in place with certain AIG Property Casualty, AIG Life and Retirement and Mortgage Guarantee subsidiaries. See AIG Property Casualty, AIG Life and Retirement and Other Operations — Mortgage Guaranty below for additional details regarding the CMAs. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries.

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

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	June 30, 2014	December 31, 2013
Cash and short-term investments(a)(b)	$10,587	$10,154
Unencumbered fixed maturity securities(c)	3,499	2,968
Total AIG Parent liquidity	14,086	13,122
Available capacity under syndicated credit facility(d)	3,947	3,947
Available capacity under contingent liquidity facility(e)	500	500
Total AIG Parent liquidity sources	$18,533	$17,569

(a) Cash and short-term investments include reverse repurchase agreements totaling $7.7 billion and $6.9 billion as of June 30, 2014 and December 31, 2013, respectively.

(b) $4.4 billion and $5.9 billion of cash and short-term investments as of June 30, 2014 and December 31, 2013, respectively, are allocated toward future maturities of liabilities and contingent liquidity stress needs of DIB and GCM.

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

Certain AIG Property Casualty subsidiaries are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs may be used to supplement liquidity. As of June 30, 2014 and December 31, 2013, no AIG Property Casualty subsidiaries had FHLB borrowings outstanding.

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

AIG Parent and Ascot Corporate Name Limited (ACNL), an AIG Property Casualty subsidiary, are parties to a $625 million letter of credit facility. ACNL, as a member of the Lloyd’s of London insurance syndicate (Lloyd’s), is required to hold capital at Lloyd’s, known as Funds at Lloyds (FAL). Under the facility, which supports the 2014 and 2015 years of account, the entire FAL capital requirement of $600 million, as of June 30, 2014, was satisfied with a letter of credit issued under the facility.

AIG Parent, AIG Property Casualty Inc. and certain AIG Property Casualty domestic insurance subsidiaries are parties to a consolidated CMA. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of these AIG Property Casualty insurance subsidiaries, measured as a group (the Fleet), at or above the specified minimum percentage of the Fleet’s projected total authorized control level Risk‑Based Capital (RBC). As of June 30, 2014, the specified minimum percentage in the CMA was 300 percent.

In the six-month period ended June 30, 2014, AIG Property Casualty paid $879 million of dividends to AIG Parent, including non-cash dividends of $178 million. AIG Parent was not required to make any capital contributions pursuant to the CMA then in place.

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

Certain AIG Life and Retirement insurance subsidiaries are members of the FHLBs in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. AIG Life and Retirement had outstanding borrowings from the FHLBs in an aggregate amount of $44 million as of June 30, 2014 and $50 million as of December 31, 2013.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The need to fund product surrenders, withdrawals and maturities creates a potential liquidity requirement for AIG Life and Retirement’s insurance subsidiaries. Management believes that because of the size and liquidity of its investment portfolios, AIG Life and Retirement does not face a significant liquidity risk due to normal deviations from projected claim or surrender experience. Furthermore, AIG Life and Retirement’s products contain certain features that mitigate surrender risk, including surrender charges. As part of its risk management framework, AIG Life and Retirement continues to evaluate and, where appropriate, pursue strategies and programs to improve its liquidity position and facilitate AIG Life and Retirement’s ability to maintain a fully invested asset portfolio. AIG Life and Retirement also has developed a robust contingent liquidity plan to address unforeseen liquidity needs.

AIG Life and Retirement executes programs, which began in 2012, that lend securities from its investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, AIG Life and Retirement insurance subsidiaries lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that an AIG Life and Retirement insurance company may lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. AIG Life and Retirement’s liability to the borrowers for collateral received was $3.0 billion as of June 30, 2014 and $4.0 billion as of December 31, 2013.

AIG Parent is party to CMAs with certain AIG Life and Retirement insurance subsidiaries. Among other things, the CMAs provide that AIG Parent will maintain the total adjusted capital of each of these AIG Life and Retirement insurance subsidiaries at or above a specified minimum percentage of the subsidiary’s projected NAIC Company Action Level RBC. As of June 30, 2014, the specified minimum percentage in the CMAs was 385 percent, except for the CMA with AGC Life Insurance Company, where the specified minimum percentage was 250 percent.

In the six-month period ended June 30, 2014, AIG Life and Retirement paid $2.5 billion in cash dividends and loan repayments to AIG Parent, which included approximately $364 million of legal settlement proceeds. AIG Life and Retirement also provided a non-cash dividend of $642 million to AIG Parent during the six-month period ended June 30, 2014.  AIG Parent was not required to make any capital contributions under the CMAs then in place.

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

AIG Parent is party to a CMA with a Mortgage Guaranty insurance subsidiary. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of this Mortgage Guaranty insurance subsidiary at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of this Mortgage Guaranty insurance subsidiary is in excess of that same specified minimum required capital, subject to board approval and compliance with applicable insurance laws, this Mortgage Guaranty insurance subsidiary would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital. As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. As of August 1, 2014, the minimum required capital is based on a risk-to-capital ratio of 19 to 1.

In the six-month period ended June 30, 2014, Mortgage Guaranty paid no dividends to AIG Parent, and AIG Parent was not required to make any capital contributions under the CMA.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Global Capital Markets

Derivative transactions between AIG and its subsidiaries and third parties are generally centralized through GCM, specifically through the entity AIG Markets. GCM is required to clear certain derivatives transactions through central regulated clearing organizations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). To the extent a derivatives transaction is subject to a clearing obligation, GCM is required to post collateral in amounts determined by the relevant clearing organization and GCM’s clearing agreements with its futures commission merchants.  To the extent a derivatives transaction is not subject to a clearing obligation, these derivative transactions are governed by bilateral master agreements, the form of which is published by the International Swaps and Derivatives Association, Inc. (ISDA). Many of these agreements, primarily between GCM and third party financial institutions, require collateral postings. Many of GCM’s transactions with AIG and its subsidiaries also include collateral posting requirements, the purpose of which are to provide collateral to GCM, which in turn is used to satisfy posting requirements with third parties, including the margin requirements of clearing organizations and futures commission merchants.

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

As of June 30, 2014 and December 31, 2013, GCM had total assets of $6.7 billion and $7.7 billion, respectively, and total liabilities of $3.2 billion and $3.1 billion, respectively. GCM’s assets consist primarily of cash, short-term investments, other receivables, net of allowance, and unrealized gains on swaps, options and forwards. GCM’s liabilities consist primarily of trade payables and unrealized losses on swaps, options and forwards. Collateral posted by GCM to third parties was $2.8 billion and $3.0 billion at June 30, 2014 and December 31, 2013, respectively.  GCM obtained collateral from third parties totaling $702 million and $572 million at June 30, 2014 and December 31, 2013, respectively. The collateral amounts reflect counterparty netting adjustments available under ISDA Master Agreements and are inclusive of collateral that exceeded the fair value of derivatives as of the reporting date.

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

The DIB’s assets consist primarily of cash, short-term investments, fixed maturity securities issued by corporations, U.S. government and government sponsored entities and mortgage and asset backed securities. The DIB’s liabilities consist primarily of notes and other borrowings supported by assets as well as other short-term financing obligations. As of June 30, 2014 and December 31, 2013, the DIB had total assets of $19.8 billion and $23.3 billion, respectively, and total liabilities of $15.2 billion and $20.0 billion, respectively.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The overall hedging activity for the assets and liabilities of the DIB is executed by GCM. The value of hedges related to the non-derivative assets and liabilities of AIGFP in the DIB is included within the assets, liabilities and operating results of GCM and is not included within the DIB’s assets, liabilities or operating results.

Collateral posted by operations included in the DIB to third parties was $3.6 billion at June 30, 2014 and $4.2 billion at December 31, 2013. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Credit Facilities

We maintain a committed, revolving syndicated credit facility as a potential source of liquidity for general corporate purposes. On June 19, 2014, we amended and restated the four-year syndicated credit facility that was entered into in October 2012 (the Previous Facility).  The amended and restated five-year syndicated credit facility (the Five-Year Facility) provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.0 billion without any limits on the type of borrowings (the Previous Facility had a $2.0 billion sublimit on letters of credit) and is scheduled to expire in June 2019 (the Previous Facility was scheduled to expire in October 2016).

As of June 30, 2014, a total of approximately $3.9 billion remains available under the Five-Year Facility. Our ability to borrow under the Five-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Five-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Five-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Five-Year Facility would restrict our access to the Five-Year Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Five-Year Facility from time to time, and may use the proceeds for general corporate purposes.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

June 30, 2014		Payments due by Period
	Total	Remainder	2015 -	2017 -
(in millions)	Payments	of 2014	2016	2018	2019	Thereafter
Insurance operations
Loss reserves	$83,628	$21,612	$23,933	$12,356	$4,016	$21,711
Insurance and investment contract liabilities	225,277	7,627	30,011	26,347	11,579	149,713
Borrowings(a)	1,296	282	-	-	-	1,014
Interest payments on borrowings	2,505	51	205	205	102	1,942
Other long-term obligations	27	4	14	5	4	-
Total	$312,733	$29,576	$54,163	$38,913	$15,701	$174,380
Other
Borrowings(a)	$33,552	$4,646	$4,806	$9,703	$235	$14,162
Interest payments on borrowings	25,642	817	3,639	2,793	966	17,427
Other long-term obligations	293	44	105	28	-	116
Total	$59,487	$5,507	$8,550	$12,524	$1,201	$31,705
Consolidated
Loss reserves	$83,628	$21,612	$23,933	$12,356	$4,016	$21,711
Insurance and investment contract liabilities	225,277	7,627	30,011	26,347	11,579	149,713
Borrowings(a)	34,848	4,928	4,806	9,703	235	15,176
Interest payments on borrowings	28,147	868	3,844	2,998	1,068	19,369
Other long-term obligations(b)	320	48	119	33	4	116
Total(c)	$372,220	$35,083	$62,713	$51,437	$16,902	$206,085

(a) On July 14, 2014, we purchased, in cash tender offers, (i) certain junior subordinated debentures issued or guaranteed by AIG for an aggregate purchase price of $1.8 billion and (ii) certain senior notes and debentures issued or guaranteed by AIG for an aggregate purchase price of $700 million. On July 31, 2014, we further reduced DIB debt by approximately $2.0 billion through a redemption of $790 million aggregate principal amount of its 4.875% Notes due 2016 and a redemption of $1.25 billion aggregate principal amount of its 3.800% Notes due 2017, in each case, using cash allocated to the DIB. Accordingly, in the table above, these instruments are reported as maturing in 2014 instead of their original maturity dates.

(b) Primarily includes contracts to purchase future services and other capital expenditures.

(c)  Does not reflect unrecognized tax benefits of $4.5 billion, the timing of which is uncertain.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

June 30, 2014		Amount of Commitment Expiring
	Total Amounts	Remainder	2015 -	2017 -
(in millions)	Committed	of 2014	2016	2018	2019	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$815	$10	$170	$600	$35	$-
Guarantees of indebtedness	164	-	4	1	-	159
All other guarantees(a)	9	-	1	1	-	7
Commitments:
Investment commitments(b)	2,252	1,528	512	212	-	-
Commitments to extend credit	912	666	194	-	-	52
Letters of credit	6	-	6	-	-	-
Total(c)	$4,158	$2,204	$887	$814	$35	$218
Other
Guarantees:
Liquidity facilities(d)	$78	$-	$-	$-	$-	$78
Standby letters of credit	240	236	3	1	-	-
Guarantees of indebtedness	12	-	10	2	-	-
All other guarantees	34	-	22	12	-	-
Commitments:
Investment commitments(b)	333	182	95	16	27	13
Commitments to extend credit(f)	1,001	-	1	-	1,000	-
Letters of credit	24	24	-	-	-	-
Other commercial commitments(e)	7	6	1	-	-	-
Total(c)	$1,729	$448	$132	$31	$1,027	$91

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Consolidated
Guarantees:
Liquidity facilities(d)	$78	$-	$-	$-	$-	$78
Standby letters of credit	1,055	246	173	601	35	-
Guarantees of indebtedness	176	-	14	3	-	159
All other guarantees(a)	43	-	23	13	-	7
Commitments:
Investment commitments(b)	2,585	1,710	607	228	27	13
Commitments to extend credit(f)	1,913	666	195	-	1,000	52
Letters of credit	30	24	6	-	-	-
Other commercial commitments(e)	7	6	1	-	-	-
Total(c)	$5,887	$2,652	$1,019	$845	$1,062	$309

(a) Includes AIG Life and Retirement construction guarantees connected to affordable housing investments. Excludes potential amounts for indemnification obligations included in asset sales agreements.  See Note 10 to the Condensed Consolidated Financial Statements for further information on indemnification obligations.

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

(e) Excludes commitments with respect to pension plans. The remaining pension contribution for 2014 is expected to be approximately $67 million for U.S. and non-U.S. plans.

(f) Includes a five-year senior unsecured revolving credit facility between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility). The AerCap Credit Facility provides for an aggregate commitment of $1.0 billion and permits loans for general corporate purposes. At June 30, 2014, no amounts were outstanding under the AerCap Credit Facility.

Arrangements with Variable Interest Entities

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business, and we consolidate a VIE when we are the primary beneficiary of the entity.  For a further discussion of our involvement with VIEs, see Note 8 to the Condensed Consolidated Financial Statements.

Indemnification Agreements

We are subject to financial guarantees and indemnity arrangements in connection with our sales of businesses. These arrangements may be triggered by declines in asset values, specified business contingencies, the realization of contingent liabilities, litigation developments, or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to time limitations, defined by contract or by operation of law, such as by prevailing statutes of limitation. Depending on the specific terms of the arrangements, the maximum potential obligation may or may not be subject to contractual limitations. For additional information regarding our indemnification agreements, see Note 10 to the Condensed Consolidated Financial Statements.

We have recorded liabilities for certain of these arrangements where it is possible to estimate them. These liabilities are not material in the aggregate. We are unable to develop a reasonable estimate of the maximum potential payout under some of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments under these arrangements.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Six Months Ended June 30, 2014	December 31,		and	Foreign	Other		June 30,
(in millions)	2013	Issuances	Repayments	Exchange	Changes		2014
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$14,062	$-	$-	$57	$3		$14,122
Subordinated debt	250	-	-	-	-		250
Junior subordinated debt	5,533	-	-	17	-		5,550
Loans and mortgages payable	1	-	(1)	-	-		-
AIGLH notes and bonds payable	299	-	-	-	-		299
AIGLH junior subordinated debt	1,054	-	(57)	-	-		997
Total AIG general borrowings	21,199	-	(58)	74	3		21,218
AIG/DIB borrowings supported by assets:(a)
MIP notes payable	7,963	-	(2,314)	23	(22)		5,650
Series AIGFP matched notes and bonds payable	3,219	-	(1,000)	-	(63)		2,156
GIAs, at fair value	5,530	203	(1,192)	-	169	(b)	4,710
Notes and bonds payable, at fair value	1,217	16	(160)	-	41	(b)	1,114
Total AIG/DIB borrowings supported by assets	17,929	219	(4,666)	23	125		13,630
Total debt issued or guaranteed by AIG	39,128	219	(4,724)	97	128		34,848
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	656	9	(157)	(4)	(424)	(c)	80
Debt of consolidated investments(d)	1,909	1,298	(1,009)	39	1,249	(c) (e)	3,486
Total debt not guaranteed by AIG	2,565	1,307	(1,166)	35	825		3,566
Total debt	$41,693	$1,526	$(5,890)	$132	$953		$38,414

(a)  AIG Parent guarantees all DIB debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Primarily reflects debt that has been reclassed from Other subsidiaries notes, bonds, loans and mortgages payable to Debt of consolidated investments.

(d)  At June 30, 2014, includes debt of consolidated investments primarily held through AIG Global Real Estate Investment Corp., AIG Life and Retirement, AIG Property Casualty U.S. and AIG Credit Corp. of $1.9 billion, $1.4 billion, $91 million and $85 million, respectively.

(e)  Primarily reflects the effect of consolidating previously unconsolidated securitization vehicles.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Total DEBT OUTSTANDING

(in millions)

The decrease in total debt outstanding as of June 30, 2014, compared to December 31, 2013, was primarily due to maturities and repayments of debt and redemptions and repurchases of certain debt securities, as discussed above.

Debt Maturities

The following table summarizes maturing debt at June 30, 2014 of AIG (excluding $3.5 billion of borrowings of consolidated investments) for the next four quarters:

	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter
(in millions)	2014	2014	2015	2015	Total
AIG general borrowings(a)	$2,576	$-	$1	$-	$2,577
AIG/DIB borrowings supported by assets(b)	2,285	67	139	443	2,934
Other subsidiaries notes, bonds, loans and
mortgages payable	-	-	32	15	47
Total	$4,861	$67	$172	$458	$5,558

(a) On July 14, 2014, we purchased, in cash tender offers, (i) certain junior subordinated debentures issued or guaranteed by AIG for an aggregate purchase price of $1.8 billion and (ii) certain senior notes and debentures issued or guaranteed by AIG for an aggregate purchase price of $700 million. Accordingly, in the table above, these instruments are reported as maturing in the third quarter of 2014 instead of their original maturity dates.

(b) On July 31, 2014, we further reduced DIB debt by approximately $2.0 billion through a redemption of $790 million aggregate principal amount of its 4.875% Notes due 2016 and a redemption of $1.25 billion aggregate principal amount of its 3.800% Notes due 2017, in each case, using cash allocated to the DIB. Accordingly, in the table above, these instruments are reported as maturing in the third quarter of 2014 instead of their original maturity dates.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $3.5 billion in borrowings of consolidated investments:

June 30, 2014		Remainder	Year Ending
(in millions)	Total	of 2014	2015	2016	2017	2018	2019	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable(a)	$14,122	$682	$1,000	$1,776	$1,004	$2,495	$-	$7,165
Subordinated debt	250	-	250	-	-	-	-	-
Junior subordinated debt(a)	5,550	1,612	-	-	-	-	-	3,938
AIGLH notes and bonds payable(a)	299	19	-	-	-	-	-	280
AIGLH junior subordinated debt(a)	997	263	-	-	-	-	-	734
Total AIG general borrowings	21,218	2,576	1,250	1,776	1,004	2,495	-	12,117
AIG/DIB borrowings supported by assets:
MIP notes payable(b)	5,650	2,035	149	437	2,609	420	-	-
Series AIGFP matched notes and
bonds payable	2,156	-	-	-	10	1,983	15	148
GIAs, at fair value	4,710	219	563	229	234	648	178	2,639
Notes and bonds payable, at fair value	1,114	98	189	213	134	166	42	272
Total AIG/DIB borrowings supported by assets	13,630	2,352	901	879	2,987	3,217	235	3,059
Total debt issued or guaranteed by AIG	34,848	4,928	2,151	2,655	3,991	5,712	235	15,176
Other subsidiaries notes, bonds, loans
and mortgages payable	80	-	44	2	2	1	1	30
Total	$34,928	$4,928	$2,195	$2,657	$3,993	$5,713	$236	$15,206

(a) On July 14, 2014, we purchased, in cash tender offers, (i) certain junior subordinated debentures issued or guaranteed by AIG for an aggregate purchase price of $1.8 billion and (ii) certain senior notes and debentures issued or guaranteed by AIG for an aggregate purchase price of $700 million. Accordingly, in the table above, these instruments are reported as maturing in 2014 instead of their original maturity dates.

(b) On July 31, 2014, we further reduced DIB debt by approximately $2.0 billion through a redemption of $790 million aggregate principal amount of its 4.875% Notes due 2016 and a redemption of $1.25 billion aggregate principal amount of its 3.800% Notes due 2017, in each case, using cash allocated to the DIB. Accordingly, in the table above, these instruments are reported as maturing in 2014 instead of their original maturity dates.

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of July 31, 2014. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in our 2013 Annual Report, Item 2. MD&A – Regulatory Environment in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and Item 2. MD&A – Regulatory Environment in this Quarterly Report on Form 10-Q.

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

On August 4, 2014, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on September 25, 2014 to shareholders of record on September 11, 2014. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 16 to the Consolidated Financial Statements in the 2013 Annual Report.

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. On February 13, 2014, our Board of Directors authorized an increase to the August 1, 2013 repurchase authorization of AIG Common Stock by $1.0 billion.

On June 5, 2014, our Board of Directors authorized an additional increase to the August 1, 2013 repurchase authorization of AIG Common Stock by $2.0 billion, resulting in an aggregate remaining authorization at such time of approximately $2.1 billion of AIG Common Stock.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended June 30, 2014, we repurchased approximately 36 million shares of AIG Common Stock for an aggregate purchase price of approximately $1.9 billion pursuant to this authorization. As of August 4, 2014, an aggregate repurchase authorization of approximately $1.5 billion remains.

In the second quarter of 2014, we executed an ASR agreement with a third-party financial institution. The total number of shares of AIG Common Stock repurchased in the six-month period ended June 30, 2014, and the aggregate purchase price of those shares, each as set forth above, reflect our payment of $300 million to the financial institution under the ASR agreement and our initial receipt of 70 percent of the total notional share equivalent, or approximately 3.8 million shares of AIG Common Stock. The ASR agreement settled with the financial institution in July 2014, at which time we received approximately 1.7 million additional shares of AIG Common Stock based on a formula specified by the terms of the ASR agreement.

The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

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

Investments Highlights During the Six Months Ended June 30, 2014

•          A decrease in interest rates on investment grade fixed maturity securities and narrowing spreads of high yield securities resulted in net unrealized gains in the investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $19.4 billion as of June 30, 2014 from approximately $11.7 billion as of December 31, 2013.

•          We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in commercial mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•          Net investment income benefitted from positive performance on bonds for which we elected the fair value option, primarily driven by lower rates and narrowing credit spreads. Although income on alternative investments was lower than prior periods, returns on these investments exceeded those of other asset classes.

•          Blended investment yields on new AIG Life and Retirement and AIG Property Casualty investments were lower than blended rates on investments that were sold, matured or called.

•          Other-than-temporary impairments remained at low levels, with a small portion of impairments attributable to structured securities.

•          The sale of ILFC to AerCap resulted in AIG receiving a 46 percent ownership interest in the outstanding common stock of AerCap, which is included in Other invested assets and accounted for under the equity method.

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

Item 2 / INVESTMENTS

•      Outside of the U.S., fixed maturity securities held by AIG Property Casualty consist primarily of intermediate duration high-grade securities generally denominated in the currencies of the countries in which we operate.

•      AIG Parent’s liquidity sources are held in the form of cash, short-term investments and publicly traded, intermediate term investment-grade rated fixed maturity securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, intermediate term, investment-grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements.  These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity.

Credit Ratings

At June 30, 2014, approximately 90 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 16 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of our foreign entities’ fixed maturity securities portfolio is rated by Moody’s, S&P or similar foreign rating services. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2014, approximately 16 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 4 percent were rated below investment grade or not rated. Approximately 44 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

Composite AIG Credit Ratings

With respect to our fixed maturity investments, the credit ratings in the table below and in subsequent tables reflect: (a) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the rating assigned by the NAIC Securities Valuations Office (SVO) (over 98 percent of total fixed maturity investments), or (b) our equivalent internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC.  The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Rating:
Other fixed maturity
securities
AAA	$16,633	$17,437	$5,153	$5,510	$21,786	$22,947
AA	39,575	39,478	276	261	39,851	39,739
A	58,695	56,838	346	445	59,041	57,283
BBB	79,093	75,668	462	478	79,555	76,146
Below investment grade	9,323	9,904	323	321	9,646	10,225
Non-rated	1,164	311	-	-	1,164	311
Total	$204,483	$199,636	$6,560	$7,015	$211,043	$206,651

Item 2 / INVESTMENTS

Mortgage-backed, asset-
backed and collateralized
AAA	$23,597	$21,982	$2,952	$3,120	$26,549	$25,102
AA	3,515	3,404	1,894	2,357	5,409	5,761
A	7,431	6,906	626	660	8,057	7,566
BBB	3,888	3,973	644	679	4,532	4,652
Below investment grade	23,366	22,333	8,645	8,683	32,011	31,016
Non-rated	24	40	109	109	133	149
Total	$61,821	$58,638	$14,870	$15,608	$76,691	$74,246
Total
AAA	$40,230	$39,419	$8,105	$8,630	$48,335	$48,049
AA	43,090	42,882	2,170	2,618	45,260	45,500
A	66,126	63,744	972	1,105	67,098	64,849
BBB	82,981	79,641	1,106	1,157	84,087	80,798
Below investment grade	32,689	32,237	8,968	9,004	41,657	41,241
Non-rated	1,188	351	109	109	1,297	460
Total	$266,304	$258,274	$21,430	$22,623	$287,734	$280,897

Investments by Segment

The following tables summarize the composition of AIG's investments by reportable segment:

	Reportable Segment			Consolidation
	AIG Property	AIG Life and	Other	and
(in millions)	Casualty	Retirement	Operations	Eliminations	Total
June 30, 2014
Fixed maturity securities:
Bonds available for sale, at fair value	$97,250	$162,678	$10,002	$(3,626)	$266,304
Other bond securities, at fair value	1,833	2,548	17,390	(341)	21,430
Equity securities:
Common and preferred stock available for sale, at fair value	4,012	34	2	-	4,048
Other Common and preferred stock, at fair value	202	440	82	-	724
Mortgage and other loans receivable, net of allowance	5,634	19,781	792	(3,270)	22,937
Other invested assets	9,584	12,350	11,791	(80)	33,645
Short-term investments	4,187	5,259	12,693	(1,251)	20,888
Total investments*	122,702	203,090	52,752	(8,568)	369,976
Cash	1,188	396	243	-	1,827
Total invested assets	$123,890	$203,486	$52,995	$(8,568)	$371,803
December 31, 2013
Fixed maturity securities:
Bonds available for sale, at fair value	$96,972	$154,763	$10,974	$(4,435)	$258,274
Other bond securities, at fair value	1,995	2,406	18,558	(336)	22,623
Equity securities:
Common and preferred stock available for sale, at fair value	3,618	36	2	-	3,656
Other Common and preferred stock, at fair value	198	538	98	-	834
Mortgage and other loans receivable, net of allowance	4,217	19,078	852	(3,382)	20,765
Other invested assets	9,316	13,025	6,422	(104)	28,659
Short-term investments	5,236	6,462	11,036	(1,117)	21,617
Total investments*	121,552	196,308	47,942	(9,374)	356,428
Cash	1,501	547	193	-	2,241
Total invested assets	$123,053	$196,855	$48,135	$(9,374)	$358,669

Item 2 / INVESTMENTS

*At June 30, 2014, approximately 90 percent and 10 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 89 percent and 11 percent, respectively, at December 31, 2013.

AIG Property Casualty

For AIG Property Casualty, the duration of liabilities for long-tail casualty lines is greater than that for other lines. As opposed to the focus in AIG Life and Retirement, the focus is not on asset-liability matching, but on preservation of capital and growth of surplus.

Fixed maturity investments of AIG Property Casualty’s domestic operations, with an average duration of 3.9 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns, as well as taxable municipal bonds, government and agency bonds, and corporate bonds. The majority of these high quality investments are rated A or higher based on composite ratings.

Fixed maturity investments held in AIG Property Casualty’s foreign operations are of high quality, rated A or higher based on composite ratings, and short to intermediate duration, averaging 4.4 years.

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

Item 2 / INVESTMENTS

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

With respect to over‑the‑counter derivatives, AIG Life and Retirement deals with highly rated counterparties and does not expect the counterparties to fail to meet their obligations under the contracts. AIG Life and Retirement has controls in place to monitor credit exposures by limiting transactions with specific counterparties within specified dollar limits and assessing the creditworthiness of counterparties periodically. AIG Life and Retirement generally uses ISDA Master Agreements and CSAs with bilateral collateral provisions to reduce counterparty credit exposures.

Fixed maturity investments of AIG Life and Retirement, with an average duration of 6.6 years, are comprised of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments is held in the available for sale portfolio and is rated investment grade based on its composite ratings.

Available for Sale Investments

The following table presents the fair value of our available for sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2014	2013
Bonds available for sale:
U.S. government and government sponsored entities	$2,825	$3,195
Obligations of states, municipalities and political subdivisions	29,722	29,380
Non-U.S. governments	22,180	22,509
Corporate debt	149,756	144,552
Mortgage-backed, asset-backed and collateralized:
RMBS	37,691	36,148
CMBS	12,394	11,482
CDO/ABS	11,736	11,008
Total mortgage-backed, asset-backed and collateralized	61,821	58,638
Total bonds available for sale*	266,304	258,274
Equity securities available for sale:
Common stock	3,255	3,219
Preferred stock	28	27
Mutual funds	765	410
Total equity securities available for sale	4,048	3,656
Total	$270,352	$261,930

* At June 30, 2014 and December 31, 2013, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $33.9 billion and $32.6 billion, respectively.

Item 2 / INVESTMENTS

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	June 30,	December 31,
(in millions)	2014	2013
Japan	$5,835	$6,350
Canada	2,295	2,714
Germany	1,429	1,281
France	953	1,005
Norway	726	682
Netherlands	704	759
United Kingdom	644	510
Mexico	633	622
South Korea	506	538
Singapore	494	457
Other	7,963	7,593
Total	$22,182	$22,511

The following table presents the fair value of our aggregate United Kingdom, Russian Federation and European credit exposures by major sector for our fixed maturity securities:

	June 30, 2014
			Non-			December 31,
		Financial	Financial	Structured		2013
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$953	$1,367	$2,831	$-	$5,151	$5,158
Netherlands	704	1,547	1,947	537	4,735	4,396
Germany	1,429	475	2,594	93	4,591	4,687
Spain	110	468	1,207	24	1,809	1,844
Italy	71	280	1,065	14	1,430	1,351
Belgium	212	54	754	-	1,020	842
Ireland	-	-	796	116	912	692
Finland	102	19	133	-	254	281
Austria	172	17	11	-	200	250
Luxembourg	-	1	222	23	246	206
Other Euro-Zone	758	86	207	3	1,054	902
Total Euro-Zone	$4,511	$4,314	$11,767	$810	$21,402	$20,609
Remainder of Europe
United Kingdom	$644	$3,348	$8,212	$4,665	$16,869	$16,819
Switzerland	75	1,207	1,642	-	2,924	2,898
Sweden	377	788	286	-	1,451	1,605
Norway	726	68	301	-	1,095	1,057
Russian Federation	217	23	218	-	458	516
Other remainder of Europe	197	149	76	57	479	523
Total remainder of Europe	$2,236	$5,583	$10,735	$4,722	$23,276	$23,418
Total	$6,747	$9,897	$22,502	$5,532	$44,678	$44,027

Investments in Municipal Bonds

At June 30, 2014, the U.S. municipal bond portfolio of AIG Property Casualty was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 99 percent of the portfolio rated A or higher.

Item 2 / INVESTMENTS

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	State	Local		Total
June 30, 2014	General	General		Fair
(in millions)	Obligation	Obligation	Revenue	Value
State:
California	$654	$1,057	$3,097	$4,808
New York	29	699	3,686	4,414
Texas	257	1,891	1,793	3,941
Massachusetts	725	-	832	1,557
Illinois	170	502	753	1,425
Washington	579	164	674	1,417
Florida	226	9	919	1,154
Virginia	83	124	778	985
Georgia	364	160	404	928
Arizona	-	149	691	840
Washington DC	106	-	533	639
Maryland	345	70	165	580
Ohio	158	53	363	574
All other states	1,181	778	4,501	6,460
Total(a)(b)	$4,877	$5,656	$19,189	$29,722

(a) Excludes certain university and not- for- profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(b) Includes $5.5 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	June 30,	December 31,
(in millions)	2014	2013
Financial institutions:
Money Center /Global Bank Groups	$11,420	$11,250
Regional banks — other	545	594
Life insurance	3,741	3,918
Securities firms and other finance companies	439	458
Insurance non-life	5,801	4,899
Regional banks — North America	6,970	6,875
Other financial institutions	8,610	7,900
Utilities	23,872	22,645
Communications	10,781	10,590
Consumer noncyclical	17,400	17,420
Capital goods	9,174	9,082
Energy	12,708	12,072
Consumer cyclical	11,324	10,787
Basic	10,263	9,855
Other	16,708	16,207
Total *	$149,756	$144,552

*    At June 30, 2014 and December 31, 2013, approximately 94 and 93 percent of these investments were rated investment grade, respectively.

Item 2 / INVESTMENTS

Investments in RMBS

The following table presents AIG’s RMBS available for sale investments by year of vintage:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2014	2013
Total RMBS
2014	$217	$-
2013	2,745	2,371
2012	2,399	2,375
2011	5,534	5,736
2010	1,791	1,843
2009 and prior*	25,005	23,823
Total RMBS	$37,691	$36,148
Agency
2014	$193	$-
2013	2,641	2,259
2012	2,214	2,164
2011	3,646	3,860
2010	1,760	1,797
2009 and prior	1,999	2,136
Total Agency	$12,453	$12,216
Alt-A
2014	-	-
2013	-	-
2012	-	-
2011	-	-
2010	$31	$37
2009 and prior	12,389	10,894
Total Alt-A	$12,420	$10,931
Subprime
2014	-	-
2013	-	-
2012	-	-
2011	-	-
2010	-	-
2009 and prior	$2,436	$2,386
Total Subprime	$2,436	$2,386
Prime non-agency
2014	$1	$-
2013	9	27
2012	156	202
2011	1,888	1,876
2010	-	9
2009 and prior	7,734	7,944
Total Prime non-agency	$9,788	$10,058
Total Other housing related	$594	$557

* Commencing in the second quarter of 2011, we began purchasing certain RMBS that had experienced deterioration in the credit quality since their origination. See Note 6 to the Condensed Consolidated Financial Statements, Investments – Purchase Credit Impaired (PCI) Securities, for additional discussion. Includes approximately $13.0 billion and $11.3 billion at June 30, 2014 and December 31, 2013, respectively, of these securities.

Item 2 / INVESTMENTS

The following table presents our RMBS available for sale investments by credit rating:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2014	2013
Rating:
Total RMBS
AAA	$14,969	$14,833
AA	463	477
A	562	598
BBB	986	1,051
Below investment grade(a)	20,702	19,163
Non-rated	9	26
Total RMBS(b)	$37,691	$36,148
Agency RMBS
AAA	$12,448	$12,210
AA	5	6
Total Agency	$12,453	$12,216
Alt-A RMBS
AAA	$29	$32
AA	46	54
A	93	114
BBB	347	381
Below investment grade(a)	11,905	10,350
Total Alt-A	$12,420	$10,931
Subprime RMBS
AAA	$22	$27
AA	119	117
A	227	233
BBB	207	248
Below investment grade(a)	1,861	1,761
Total Subprime	$2,436	$2,386
Prime non-agency
AAA	$2,317	$2,462
AA	281	288
A	236	248
BBB	394	383
Below investment grade(a)	6,551	6,651
Non-rated	9	26
Total prime non-agency	$9,788	$10,058
Total Other housing related	$594	$557

(a) Commencing in the second quarter of 2011, we began purchasing certain RMBS that had experienced deterioration in credit quality since their origination. See Note 6 to the Condensed Consolidated Financial Statements, Investments - Purchased Credit Impaired (PCI) Securities, for additional discussion.

(b) The weighted average expected life was 6 years at June 30, 2014 and 7 years at December 31, 2013.

Our underwriting practices for investing in RMBS, other asset‑backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Item 2 / INVESTMENTS

Investments in CMBS

The following table presents our CMBS available for sale investments:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2014	2013
CMBS (traditional)	$10,743	$9,794
Agency	1,543	1,558
Other	108	130
Total	$12,394	$11,482

The following table presents the fair value of our CMBS holdings by rating agency designation and by vintage year:

					Below
					Investment
(in millions)	AAA	AA	A	BBB	Grade	Non-Rated	Total
June 30, 2014
Year:
2014	$814	$-	$-	$-	$-	$-	$814
2013	2,685	433	90	60	-	-	3,268
2012	1,157	61	28	62	-	14	1,322
2011	1,149	20	37	21	-	-	1,227
2010	170	6	-	-	-	-	176
2009 and prior	1,058	690	650	1,101	2,088	-	5,587
Total	$7,033	$1,210	$805	$1,244	$2,088	$14	$12,394
December 31, 2013
Year:
2013	$2,490	$378	$79	$58	$-	$-	$3,005
2012	1,064	57	26	35	-	14	1,196
2011	1,112	19	36	20	-	-	1,187
2010	172	7	-	-	-	-	179
2009 and prior	1,103	819	688	1,115	2,190	-	5,915
Total	$5,941	$1,280	$829	$1,228	$2,190	$14	$11,482

Item 2 / INVESTMENTS

The following table presents our CMBS available for sale investments by geographic region:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2014	2013
Geographic region:
New York	$2,399	$2,110
California	1,300	1,187
Texas	801	718
Florida	545	501
New Jersey	455	436
Virginia	389	373
Illinois	351	317
Georgia	280	240
Pennsylvania	270	236
Massachusetts	241	224
North Carolina	229	204
Maryland	226	195
All Other*	4,908	4,741
Total	$12,394	$11,482

*    Includes Non-U.S. locations.

The following table presents our CMBS available for sale investments by industry:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2014	2013
Industry:
Office	$3,401	$3,205
Retail	3,489	3,146
Multi-family*	2,945	2,643
Lodging	1,083	1,023
Industrial	678	621
Other	798	844
Total	$12,394	$11,482

*    Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable during the second quarter of 2014. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Item 2 / INVESTMENTS

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

	Fair value at	Fair value at
	June 30,	December 31,
(in millions)	2014	2013
Collateral Type:
Bank loans (CLO)	$5,409	$4,613
Other	443	529
Total	$5,852	$5,142

The following table presents our CDO available for sale investments by credit rating:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2014	2013
Rating:
AAA	$966	$594
AA	1,618	1,374
A	2,407	2,158
BBB	492	499
Below investment grade	369	517
Total	$5,852	$5,142

Commercial Mortgage Loans

At June 30, 2014, we had direct commercial mortgage loan exposure of $17.5 billion. At that date, over 99 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retails	Industrials	Hotels	Others	Total	Total
June 30, 2014
State:
New York	91	$644	$1,542	$266	$152	$100	$230	$2,934	17%
California	134	30	717	424	494	395	541	2,601	15
New Jersey	51	507	354	308	6	29	41	1,245	7
Florida	94	86	199	371	128	137	164	1,085	6
Texas	56	31	223	162	121	180	63	780	4
Illinois	25	175	329	26	81	36	-	647	4
Massachusetts	20	-	207	322	-	-	34	563	3
Connecticut	23	279	156	5	43	-	-	483	3
Pennsylvania	53	46	97	172	109	16	13	453	3
Ohio	40	123	35	173	60	-	2	393	2
Other states	340	802	1,211	1,511	450	438	399	4,811	27
Foreign	77	550	243	85	70	102	454	1,504	9
Total*	1,004	$3,273	$5,313	$3,825	$1,714	$1,433	$1,941	$17,499	100%

Item 2 / INVESTMENTS

December 31, 2013
State:
California	142	$30	$804	$429	$515	$366	$697	$2,841	18%
New York	88	662	1,472	243	68	100	152	2,697	17
New Jersey	53	510	326	297	7	31	42	1,213	6
Florida	94	87	170	377	123	137	165	1,059	7
Texas	54	32	184	165	182	150	62	775	5
Connecticut	22	279	143	5	44	-	-	471	3
Pennsylvania	52	47	97	155	110	16	13	438	3
Ohio	44	145	33	188	61	-	3	430	3
Maryland	21	20	139	200	12	4	4	379	2
Massachusetts	17	-	178	158	-	-	34	370	2
Other states	345	666	1,203	1,158	416	525	490	4,458	27
Foreign	63	361	139	-	69	102	393	1,064	7
Total*	995	$2,839	$4,888	$3,375	$1,607	$1,431	$2,055	$16,195	100%

*    Excludes portfolio valuation losses.

See Note 6 to the Consolidated Financial Statements in the 2013 Annual Report for further discussion of commercial mortgage loans.

Impairments

The following table presents impairments by investment type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Fixed maturity securities, available for sale	$38	$22	$91	$58
Equity securities, available for sale	10	5	11	10
Private equity funds and hedge funds	7	19	12	26
Subtotal	55	46	114	94
Investments in life settlements*	45	35	87	78
Other investments	20	40	55	67
Real estate*	-	14	-	19
Total	$120	$135	$256	$258

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

Other-than-temporary impairment charges by reportable segment and impairment type:

	Reportable Segment
	AIG Property	AIG Life and	Other
(in millions)	Casualty	Retirement	Operations	Total
Three Months Ended June 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-
Change in intent	1	-	-	1
Foreign currency declines	6	-	-	6
Issuer-specific credit events	11	33	-	44
Adverse projected cash flows	2	2	-	4
Total	$20	$35	$-	$55
Three Months Ended June 30, 2013
Impairment Type:
Severity	$3	$-	$-	$3
Change in intent	-	-	-	-
Foreign currency declines	-	-	-	-
Issuer-specific credit events	5	37	-	42
Adverse projected cash flows	1	-	-	1
Total	$9	$37	$-	$46
Six Months Ended June 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-
Change in intent	1	5	-	6
Foreign currency declines	7	3	-	10
Issuer-specific credit events	25	68	-	93
Adverse projected cash flows	2	3	-	5
Total	$35	$79	$-	$114
Six Months Ended June 30, 2013
Impairment Type:
Severity	$5	$-	$-	$5
Change in intent	2	-	1	3
Foreign currency declines	-	-	-	-
Issuer-specific credit events	20	59	-	79
Adverse projected cash flows	1	6	-	7
Total	$28	$65	$1	$94

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended June 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	-	1	1
Foreign currency declines	-	-	-	6	-	6
Issuer-specific credit events	23	4	-	1	16	44
Adverse projected cash flows	4	-	-	-	-	4
Total	$27	$4	$-	$7	$17	$55
Three Months Ended June 30, 2013
Impairment Type:
Severity	$-	$-	$-	$-	$3	$3
Change in intent	-	-	-	-	-	-
Foreign currency declines	-	-	-	-	-	-
Issuer-specific credit events	5	-	15	1	21	42
Adverse projected cash flows	1	-	-	-	-	1
Total	$6	$-	$15	$1	$24	$46
Six Months Ended June 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	5	1	6
Foreign currency declines	-	-	-	10	-	10
Issuer-specific credit events	37	5	21	8	22	93
Adverse projected cash flows	5	-	-	-	-	5
Total	$42	$5	$21	$23	$23	$114
Six Months Ended June 30, 2013
Impairment Type:
Severity	$-	$-	$-	$-	$5	$5
Change in intent	-	-	-	1	2	3
Foreign currency declines	-	-	-	-	-	-
Issuer-specific credit events	9	3	28	10	29	79
Adverse projected cash flows	7	-	-	-	-	7
Total	$16	$3	$28	$11	$36	$94

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and credit rating:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended June 30, 2014
Rating:
AAA	$-	$-	$-	$3	$-	$3
AA	-	-	-	1	-	1
A	-	-	-	1	-	1
BBB	2	-	-	2	-	4
Below investment grade	25	-	-	-	-	25
Non-rated	-	4	-	-	17	21
Total	$27	$4	$-	$7	$17	$55
Three Months Ended June 30, 2013
Rating:
AAA	$1	$-	$-	$-	$-	$1
AA	-	-	-	-	-	-
A	-	-	-	-	-	-
BBB	-	-	-	-	-	-
Below investment grade	5	-	15	1	-	21
Non-rated	-	-	-	-	24	24
Total	$6	$-	$15	$1	$24	$46
Six Months Ended June 30, 2014
Rating:
AAA	$-	$-	$-	$3	$-	$3
AA	2	-	-	2	-	4
A	-	-	-	1	-	1
BBB	2	-	-	3	-	5
Below investment grade	38	1	21	14	-	74
Non-rated	-	4	-	-	23	27
Total	$42	$5	$21	$23	$23	$114
Six Months Ended June 30, 2013
Rating:
AAA	$1	$-	$-	$-	$-	$1
AA	-	-	-	-	-	-
A	-	-	-	-	-	-
BBB	-	-	-	-	-	-
Below investment grade	15	3	28	10	-	56
Non-rated	-	-	-	1	36	37
Total	$16	$3	$28	$11	$36	$94

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2014 and 2013 related to:

•    issuer-specific credit events;

•    securities for which we have changed our intent from hold to sell;

•    declines due to foreign exchange rates;

•    adverse changes in estimated cash flows on certain structured securities; and

•    securities that experienced severe market valuation declines.

In addition, impairments are recorded on real estate and investments in life settlements.

Item 2 / INVESTMENTS

There was no significant impact to our consolidated financial condition or results of operations from other-than-temporary impairment charges for any one single credit. Also, no individual other-than-temporary impairment charge exceeded 0.01 percent of total equity at either June 30, 2014 or June 30, 2013.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $173 million and $222 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $361 million and $427 million for the six-month periods ended June 30, 2014 and 2013 respectively. For a discussion of our other-than-temporary impairment accounting policy, see Note 6 to the Consolidated Financial Statements in the 2013 Annual Report.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2014	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$5,777	$42	814	$-	$-	-	$17	$17	1	$5,794	$59	815
7-11 months	2,726	60	335	-	-	-	-	-	-	2,726	60	335
12 months or more	29,389	1,114	2,382	111	29	20	11	7	2	29,511	1,150	2,404
Total	$37,892	$1,216	3,531	$111	$29	20	$28	$24	3	$38,031	$1,269	3,554
Below investment
grade bonds
0-6 months	$2,730	$41	745	$3	$1	6	$-	$-	-	$2,733	$42	751
7-11 months	474	12	201	2	1	2	2	2	2	478	15	205
12 months or more	3,257	174	453	232	60	46	23	15	6	3,512	249	505
Total	$6,461	$227	1,399	$237	$62	54	$25	$17	8	$6,723	$306	1,461
Total bonds
0-6 months	$8,507	$83	1,559	$3	$1	6	$17	$17	1	$8,527	$101	1,566
7-11 months	3,200	72	536	2	1	2	2	2	2	3,204	75	540
12 months or more	32,646	1,288	2,835	343	89	66	34	22	8	33,023	1,399	2,909
Total(e)	$44,353	$1,443	4,930	$348	$91	74	$53	$41	11	$44,754	$1,575	5,015
Equity securities
0-11 months	$204	$7	99	$17	$4	8	$-	$-	-	$221	$11	107
12 months or more	31	1	2	-	-	-	-	-	-	31	1	2
Total	$235	$8	101	$17	$4	8	$-	$-	-	$252	$12	109

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at June 30, 2014.

(c)  For bonds, represents amortized cost.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments for the second quarter of 2014 was primarily attributable to increases in the fair value of bonds available for sale primarily due to the decrease in interest rates since December 31, 2013. For the six month period ended June 30, 2014, net unrealized gains related to fixed maturity and equity securities increased by $7.7 billion.

Item 2 / INVESTMENTS

The change in net unrealized gains and losses on investments for the second quarter of 2013 was primarily attributable to the depreciation in the fair value of bonds available for sale due to the increase in interest rates, which more than offset the narrowing of credit spreads. For the six month period ended June 30, 2013, net unrealized gains related to fixed maturity and equity securities decreased by $11.3 billion.

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

Overview

We have an integrated process for managing risks throughout our organization in accordance with our firm‑wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of the firm’s major risk positions. Within each business unit, senior leaders and executives approve risk‑taking policies and targeted risk tolerance within the framework provided by ERM. ERM supports our businesses and management in the embedding of enterprise risk management in our key day-to-day business processes and in identifying, assessing, quantifying, managing and mitigating the risks taken by us and our businesses. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur.

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

Item 2 / ENTERPRISE RISK MANAGEMENT

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

Interest rates.  Interest rate risk can arise from a mismatch in the interest rate exposure of assets versus liabilities. Low interest rates mean less investment income and potentially less attractive insurance products. Conversely, higher interest rates are typically beneficial for the opposite reasons. However, when rates rise quickly, there can be a temporary asymmetric GAAP accounting effect where the existing securities lose market value, which is largely reported in Other comprehensive income, and the offsetting decrease in the value of related liabilities may not be recognized.

Credit spread or risk premium.  Credit spreads measure an instrument’s risk premium or yield relative to that of a comparable duration, default‑free instrument. Much like higher interest rates, wider credit spreads mean more investment income in the long‑term. In the short term, quickly rising spreads will cause a loss in the value of existing securities, which is largely reported in Other comprehensive income. A precipitous rise in credit spreads may also signal a fundamental weakness in the credit‑worthiness of bond obligors, potentially resulting in default losses.

Item 2 / ENTERPRISE RISK MANAGEMENT

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

Item 2 / ENTERPRISE RISK MANAGEMENT

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	June 30,		December 31,		June 30,		December 31,
(dollars in millions)	2014		2013		2014		2013
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	280,612		268,208		(15,340)		(14,341)
Mortgage and other loans receivable	15,360		14,649		(744)		(661)
Preferred stock	22		21		(3)		(2)
Total interest rate sensitive assets	$295,994	(a)	$282,878	(a)	$(16,087)	(b)	$(15,004)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Hedge funds	10,313		9,900		(2,063)		(1,980)
Private equity	9,537		9,810		(1,907)		(1,962)
Real estate investments	3,228		3,113		(646)		(623)
PICC(c)	2,480		2,536		(496)		(507)
Common equity	2,264		1,927		(453)		(385)
Aircraft asset investments	701		763		(140)		(153)
AerCap Holdings N.V.	4,613		-		(923)		-
Other investments	991		957		(197)		(191)
Total equity and alternative investments
exposure	$34,127		$29,006		$(6,825)		$(5,801)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position(d)	$10,343		$10,350		$(1,034)		$(1,035)

(a)  At June 30, 2014, the analysis covered $296 billion of $315 billion interest-rate sensitive assets. Excluded are $2 billion in DIB assets, $7 billion of loans, and $4 billion of investments in life settlements. In addition, $6 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2013, the analysis covered $283 billion of $306 billion interest-rate sensitive assets. Excluded are $6 billion in DIB assets, $5 billion of loans, and $4 billion of investments in life settlements. In addition, $8 billion of assets across various asset categories were excluded due to modeling and/or data limitations.

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

Foreign currency-denominated net asset position reflects our consolidated non‑U.S. dollar assets less our consolidated non‑U.S dollar liabilities on a U.S. GAAP basis. We use a bottom-up approach in managing our foreign currency exchange rate exposures with the objective of protecting statutory capital at the regulated insurance entity level. We manage cash flow risk on our foreign currency-denominated debt issued by AIG Parent, and use a variety of techniques to mitigate this risk, including but not limited to the execution of cross-currency swaps and the issuance of new foreign currency-denominated debt to replace equivalent maturing debt. At the AIG Parent level, we monitor our foreign currency exposures against single currency and aggregate currency portfolio limits. As a matter of general practice, we do not typically hedge our foreign currency exposures to net investments in subsidiaries. However, we may utilize either cross-currency swaps or our foreign currency- denominated debt as a net investment hedge of our capital in subsidiaries.

At June 30, 2014, our five largest foreign currency net asset positions were denominated in Australian dollars, British pounds, Canadian dollars, Hong Kong dollars and Japanese yen. Our foreign currency-denominated net asset position at June 30, 2014 decreased by $7 million compared to December 31, 2013. The decrease was mostly due to a $247 million decrease in our Euro position, primarily resulting from bond hedging; and a $182 million decrease in our Polish zloty position, primarily

Item 2 / ENTERPRISE RISK MANAGEMENT

resulting from the sale of our equity investment in Santander Consumer Bank, partially offset by a $241 million increase in our Japanese yen position, mainly attributable to Japanese yen deferred tax liability reduction; a $95 million increase in our New Zealand dollar position, primarily resulting from a decrease in loss reserves at AI Overseas Association; and a $91 million increase in our Canadian dollar position, mainly attributable to an increase in operating income from underwriting and investments.

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

On April 4, 2014, the FRB approved AIG’s application to deregister as a savings and loan holding company in connection with the restructuring of AIG Federal Savings Bank from a federal savings association to a trust-only thrift. As a result, AIG is no longer subject to the FRB’s examination, supervision and enforcement authority and reporting requirements on account of its ownership of AIG Federal Savings Bank, but will continue to be regulated and supervised by the FRB due to its designation by the Financial Stability Oversight Council as a nonbank SIFI. On July 1, 2014, as a nonbank SIFI, AIG submitted to its regulators its initial annual plan for rapid and orderly resolution in the event of material financial distress or failure, which must meet several specific standards, including requiring a detailed resolution strategy and analyses of material entities, organizational structure, interconnections and interdependencies, and management information systems, among other

Item 2 / REGULATORY ENVIRONMENT

elements.  The public section of the plan can be found on the websites of the FRB and the Federal Deposit Insurance Corporation. The FRB has yet to complete the regulatory framework that will be applicable to AIG as a nonbank SIFI.

On July 9, 2014, the International Association of Insurance Supervisors released for public consultation its proposed basic capital requirements, which it expects to finalize by November 2014.

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

AIG – After-tax operating income (loss) attributable to AIG is derived by excluding the following items from net income (loss) attributable to AIG: income (loss) from discontinued operations, income (loss) from divested businesses, including gain on the sale of ILFC and certain post-acquisition costs incurred by AerCap in connection with its acquisition of ILFC and related tax effects, legacy tax adjustments primarily related to certain changes in uncertain tax positions and other tax adjustments, legal reserves (settlements) related to “legacy crisis matters,” deferred income tax valuation allowance (releases) charges, changes in fair value of AIG Life and Retirement fixed maturity securities designated to hedge living benefit liabilities (net of interest expense), changes in benefit reserves and DAC, VOBA, and sales inducement assets (SIA) related to net realized capital gains (losses), AIG Property Casualty other (income) expense - net,  (gain) loss on extinguishment of debt, net realized capital (gains) losses, and non-qualifying derivative hedging activities, excluding net realized capital (gains) losses. “Legacy crisis matters” include favorable and unfavorable settlements related to events leading up to and resulting from our September 2008 liquidity crisis and legal fees incurred by AIG as the plaintiff in connection with such legal matters.

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

Item 2 / GLOSSARY

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

Item 2 / GLOSSARY

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

Other Operations – Pre-tax operating income (loss): pre-tax income (loss) excluding certain legal reserves (settlements) related to legacy crisis matters, (gain) loss on extinguishment of debt, Net realized capital (gains) losses, net (gain) loss on sale of divested businesses, including gain on the sale of ILFC and certain post-acquisition costs incurred by AerCap in connection with its acquisition of ILFC and our share of AerCap’s income taxes, changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital gains (losses) and income (loss) from divested businesses, including Aircraft Leasing.

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
GMIB Guaranteed Minimum Income Benefits

Item 3 / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part I, Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

Item 4. / Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

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

ITEM 2 / UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock during the three months ended June 30, 2014:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
April 1 - 30	-	$-	-	$537
May 1 - 31	4,958,695	52.60	4,958,695	276
June 1 - 30	13,120,624	54.63	13,120,624	1,466
Total*	18,079,319	$54.08	18,079,319	$1,466

*  On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. On February 13, 2014, our Board of Directors authorized an increase to the August 1, 2013 repurchase authorization of AIG Common Stock by $1.0 billion. On June 5, 2014, our Board of Directors authorized an additional increase to the August 1, 2013 repurchase authorization of AIG Common Stock by $2.0 billion, resulting in an aggregate remaining authorization at such time of approximately $2.1 billion of AIG Common Stock.

During the three months ended June 30, 2014, we repurchased approximately 18.1 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $1.1 billion.

The total number of shares of AIG Common Stock repurchased in June 2014, and the aggregate purchase price of those shares, each as set forth above, reflect our payment of $300 million under the ASR agreement and the initial receipt of 70 percent of the total notional share equivalent, or approximately 3.8 million shares of AIG Common Stock  The ASR agreement settled in July 2014, at which time we received approximately 1.7 million additional shares of AIG Common Stock based on a formula specified by the terms of the ASR agreement.

The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Item 4 / Mine Safety Disclosures

Not applicable.

Item 6 / Exhibits

See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ DAVID L. HERZOG
David L. Herzog
Executive Vice President
Chief Financial Officer
Principal Financial Officer

/S/ DON W. CUMMINGS
Don W. Cummings
Vice President
Controller
Principal Accounting Officer

Dated: August 4, 2014

EXHIBIT INDEX

Exhibit Number	Description	Location

3	Articles of incorporation and by-laws
3(i)	Amended and Restated Certificate of Incorporation of American International Group, Inc.	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 12, 2014 (File No. 1-8787).
3(ii)	American International Group, Inc. By-laws, as amended on July 9, 2014	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 14, 2014 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures
	(1) Twenty-First Supplemental Indenture, dated as of July 16, 2014, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on July 16, 2014 (File No. 1-8787).
	(2) Twenty-Second Supplemental Indenture, dated as of July 16, 2014, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.2 to AIG's Current Report on Form 8-K filed with the SEC on July 16, 2014 (File No. 1-8787).
(3) Form of the 2019 Notes (included in Exhibit 4(1))
(4) Form of the 2044 Notes (included in Exhibit 4(2))
10	Material Contracts

(1) Second Amended and Restated Credit Agreement, dated as of June 19, 2014, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan, as Administrative Agent, and each Several L/C Agent party thereto

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 19, 2014 (File No. 1-8787).
	(2) Side Letter, dated as of August 1, 2014, to Unconditional Capital Maintenance Agreement, dated as of July 1, 2013, between AIG and United Guaranty Residential Insurance Company	Filed herewith.
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications*	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statement of Equity for the six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013 and (vi) the Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

*    This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.