Form 10-Q
period 2014-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2014-11-03
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of October 29, 2014, there were 1,399,912,329 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in millions, except for share data)	2014	2013
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2014 - $249,920; 2013 - $248,531)	$265,786	$258,274
Other bond securities, at fair value (See Note 6)	20,381	22,623
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2014 - $2,066; 2013 - $1,726)	4,344	3,656
Other common and preferred stock, at fair value (See Note 6)	766	834
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2014 - $6; 2013 - $0)	23,397	20,765
Other invested assets (portion measured at fair value: 2014 - $9,045; 2013 - $8,598)	33,908	28,659
Short-term investments (portion measured at fair value: 2014 - $4,191; 2013 - $6,313)	17,852	21,617
Total investments	366,434	356,428

Cash	1,933	2,241
Accrued investment income	2,877	2,905
Premiums and other receivables, net of allowance	13,236	12,939
Reinsurance assets, net of allowance	23,864	23,829
Deferred income taxes	19,606	21,925
Deferred policy acquisition costs	9,603	9,436
Derivative assets, at fair value	1,588	1,665
Other assets, including restricted cash of $1,238 in 2014 and $865 in 2013 (portion measured at fair value:
2014 - $0; 2013 - $418)	10,239	9,366
Separate account assets, at fair value	77,810	71,059
Assets held-for-sale	-	29,536
Total assets	$527,190	$541,329
Liabilities:
Liability for unpaid claims and claims adjustment expense	$78,674	$81,547
Unearned premiums	23,695	21,953
Future policy benefits for life and accident and health insurance contracts	42,431	40,653
Policyholder contract deposits (portion measured at fair value: 2014 - $1,044; 2013 - $384)	123,744	122,016
Other policyholder funds (portion measured at fair value: 2014 - $8; 2013 - $0)	4,718	5,083
Derivative liabilities, at fair value	2,502	2,511
Other liabilities (portion measured at fair value: 2014 - $402; 2013 - $933)	28,410	29,155
Long-term debt (portion measured at fair value: 2014 - $5,667; 2013 - $6,747)	36,223	41,693
Separate account liabilities	77,810	71,059
Liabilities held-for-sale	-	24,548
Total liabilities	418,207	440,218
Contingencies, commitments and guarantees (see Note 10)

Redeemable noncontrolling interests (see Note 12)	-	30

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2014 - 1,906,671,492 and
2013 - 1,906,645,689	4,766	4,766
Treasury stock, at cost; 2014 - 502,898,541 shares; 2013 - 442,582,366 shares	(17,720)	(14,520)
Additional paid-in capital	80,904	80,899
Retained earnings	29,300	22,965
Accumulated other comprehensive income	11,331	6,360
Total AIG shareholders’ equity	108,581	100,470
Non-redeemable noncontrolling interests (including $100 associated with businesses held for sale in 2013)	402	611
Total equity	108,983	101,081
Total liabilities and equity	$527,190	$541,329

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2014	2013	2014	2013
Revenues:
Premiums	$9,453	$9,352	$27,949	$27,924
Policy fees	743	645	2,136	1,883
Net investment income	4,028	3,573	12,108	11,581
Net realized capital gains:
Total other-than-temporary impairments on available for sale securities	(34)	(33)	(116)	(90)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(1)	(6)	(21)	(17)
Net other-than-temporary impairments on available for sale
securities recognized in net income	(35)	(39)	(137)	(107)
Other realized capital gains	505	291	495	2,250
Total net realized capital gains	470	252	358	2,143
Aircraft leasing revenue	-	1,118	1,602	3,303
Other income	1,960	1,004	4,718	4,498
Total revenues	16,654	15,944	48,871	51,332
Benefits, claims and expenses:
Policyholder benefits and claims incurred	7,203	7,416	20,771	22,234
Interest credited to policyholder account balances	882	924	2,800	2,913
Amortization of deferred acquisition costs	1,288	1,220	3,989	3,859
Other acquisition and insurance expenses	2,117	2,251	6,447	6,734
Interest expense	430	516	1,372	1,628
Aircraft leasing expenses	-	1,119	1,585	3,243
Loss on extinguishment of debt	742	81	1,014	459
Net (gain) loss on sale of divested businesses	(18)	-	(2,196)	47
Other expenses	991	1,239	3,317	2,997
Total benefits, claims and expenses	13,635	14,766	39,099	44,114
Income from continuing operations before income tax expense	3,019	1,178	9,772	7,218
Income tax expense (benefit)	820	(970)	2,908	172
Income from continuing operations	2,199	2,148	6,864	7,046
Income (loss) from discontinued operations, net of income tax expense	2	(18)	(15)	73
Net income	2,201	2,130	6,849	7,119
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	9	(40)	(25)	12
Net income attributable to AIG	$2,192	$2,170	$6,874	$7,107

Income (loss) per common share attributable to AIG:
Basic:
Income from continuing operations	$1.54	$1.48	$4.78	$4.77
Income (loss) from discontinued operations	$-	$(0.01)	$(0.01)	$0.05
Net income attributable to AIG	$1.54	$1.47	$4.77	$4.82
Diluted:
Income from continuing operations	$1.52	$1.47	$4.72	$4.75
Income (loss) from discontinued operations	$-	$(0.01)	$(0.01)	$0.05
Net income attributable to AIG	$1.52	$1.46	$4.71	$4.80
Weighted average shares outstanding:
Basic	1,419,239,774	1,475,053,126	1,440,148,774	1,476,007,034
Diluted	1,442,067,842	1,485,322,858	1,459,483,233	1,481,410,873
Dividends declared per common share	$0.125	$0.10	$0.375	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

cONDENSED Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net income	$2,201	$2,130	$6,849	$7,119
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on
which other-than-temporary credit impairments were taken	59	(23)	174	172
Change in unrealized appreciation (depreciation) of all other investments	(168)	(434)	4,972	(5,668)
Change in foreign currency translation adjustments	(78)	(49)	(189)	(627)
Change in retirement plan liabilities adjustment	6	(26)	13	35
Other comprehensive income (loss)	(181)	(532)	4,970	(6,088)
Comprehensive income	2,020	1,598	11,819	1,031
Comprehensive income (loss) attributable to noncontrolling interests	8	(42)	(26)	(11)
Comprehensive income attributable to AIG	$2,012	$1,640	$11,845	$1,042

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statement of Equity  (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Nine Months Ended September 30, 2014
Balance, beginning of year	$4,766	$(14,520)	$80,899	$22,965	$6,360	$100,470	$611	$101,081
Purchase of common stock	-	(3,200)	-	-	-	(3,200)	-	(3,200)
Net income (loss) attributable to AIG or other
noncontrolling interests	-	-	-	6,874	-	6,874	(25)	6,849
Dividends	-	-	-	(539)	-	(539)	-	(539)
Other comprehensive income (loss)	-	-	-	-	4,971	4,971	(1)	4,970
Net decrease due to deconsolidation	-	-	-	-	-	-	(123)	(123)
Contributions from noncontrolling interests	-	-	-	-	-	-	13	13
Distributions to noncontrolling interests	-	-	-	-	-	-	(78)	(78)
Other	-	-	5	-	-	5	5	10
Balance, end of period	$4,766	$(17,720)	$80,904	$29,300	$11,331	$108,581	$402	$108,983

Nine Months Ended September 30, 2013
Balance, beginning of year	$4,766	$(13,924)	$80,410	$14,176	$12,574	$98,002	$667	$98,669
Purchase of common stock	-	(192)	-	-	-	(192)	-	(192)
Net income attributable to AIG or other
noncontrolling interests	-	-	-	7,107	-	7,107	12	7,119
Dividends	-	-	-	(147)	-	(147)	-	(147)
Other comprehensive loss	-	-	-	-	(6,065)	(6,065)	(6)	(6,071)
Net increase due to consolidation	-	-	-	-	-	-	1	1
Contributions from noncontrolling interests	-	-	-	-	-	-	25	25
Distributions to noncontrolling interests	-	-	-	-	-	-	(37)	(37)
Other	-	1	87	-	-	88	(6)	82
Balance, end of period	$4,766	$(14,115)	$80,497	$21,136	$6,509	$98,793	$656	$99,449

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended September 30,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$6,849	$7,119
(Income) loss from discontinued operations	15	(73)
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(602)	(2,159)
Net (gain) loss on sale of divested businesses	(2,196)	47
Net losses on extinguishment of debt	1,014	459
Unrealized gains in earnings - net	(797)	(7)
Equity in income from equity method investments, net of dividends or distributions	(1,106)	(944)
Depreciation and other amortization	3,372	3,558
Impairments of assets	415	408
Changes in operating assets and liabilities:
Property casualty and life insurance reserves	184	768
Premiums and other receivables and payables - net	41	(44)
Reinsurance assets and funds held under reinsurance treaties	(64)	(336)
Capitalization of deferred policy acquisition costs	(4,546)	(4,412)
Current and deferred income taxes - net	2,291	(206)
Other, net	(513)	(230)
Total adjustments	(2,507)	(3,098)
Net cash provided by operating activities	4,357	3,948
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distribution of:
Available for sale investments	16,063	27,961
Other securities	3,936	4,174
Other invested assets	3,034	4,111
Divested businesses, net	2,348	-
Maturities of fixed maturity securities available for sale	18,628	19,907
Principal payments received on and sales of mortgage and other loans receivable	2,552	2,721
Purchases of:
Available for sale investments	(34,630)	(50,639)
Other securities	(301)	(1,880)
Other invested assets	(3,205)	(5,214)
Mortgage and other loans receivable	(4,945)	(3,109)
Net change in restricted cash	(660)	1,251
Net change in short-term investments	2,342	8,114
Other, net	(295)	(879)
Net cash provided by investing activities	4,867	6,518
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	12,311	11,348
Policyholder contract withdrawals	(11,036)	(12,481)
Issuance of long-term debt	5,827	3,633
Repayments of long-term debt	(11,561)	(11,355)
Purchase of Common Stock	(3,403)	(192)
Dividends paid	(539)	(147)
Other, net	(1,200)	(278)
Net cash used in financing activities	(9,601)	(9,472)
Effect of exchange rate changes on cash	(19)	(79)
Net increase (decrease) in cash	(396)	915
Cash at beginning of year	2,241	1,151
Change in cash of businesses held-for-sale	88	(8)
Cash at end of period	$1,933	$2,058

Supplementary Disclosure of Condensed Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$2,496	$2,951
Taxes	$614	$378
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,007	$2,977
Non-cash consideration received from sale of ILFC	$4,586	$-
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / NOTE 1. BASIS OF PRESENTATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

American International Group, Inc. (AIG) is a leading international insurance organization serving customers in more than 130 countries and jurisdictions. AIG companies serve commercial, institutional and individual customers through one of the most extensive worldwide property‑casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share, (AIG Common Stock) is listed on the New York Stock Exchange (NYSE: AIG) and the Tokyo Stock Exchange. Unless the context indicates otherwise, the terms “AIG,” “we,” “us” or “our” mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.

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

Interim period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2014 and prior to the issuance of these condensed consolidated financial statements.

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

Reporting Discontinued Operations

In April 2014, the FASB issued an accounting standard that changes the requirements for presenting a component or group of components of an entity as a discontinued operation and requires new disclosures. Under the standard, the disposal of a component or group of components of an entity should be reported as a discontinued operation if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Disposals of equity method investments, or those reported as held-for-sale, must be presented as a discontinued operation if they meet the new definition. The standard also requires entities to provide disclosures about the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation.

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

Revenue Recognition

In May 2014, the FASB issued an accounting standard that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and other agreements that are governed under other GAAP guidance, but affects the revenue recognition for certain of our other activities.

The standard is effective for interim and annual reporting periods beginning after December 15, 2016 and may be applied retrospectively or through a cumulative effect adjustment to retained earnings at the date of adoption. Early adoption is not permitted. We plan to adopt the standard on its required effective date of January 1, 2017 and are assessing the impact of the standard on our consolidated financial condition, results of operations and cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued an accounting standard that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The standard aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements such that they all will be accounted for as secured borrowings. The standard eliminates sale accounting for repurchase-to-maturity transactions and supersedes the standard under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement.

The accounting guidance and new disclosure requirements for certain transactions accounted for as sales are effective for interim and annual reporting periods beginning after December 15, 2014, while the disclosure requirements for transactions accounted for as secured borrowings are effective for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. Early adoption is not permitted. We plan to adopt the standard on its required effective dates and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The standard may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We plan to adopt the standard on its required effective date of January 1, 2016 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued an accounting standard that allows a reporting entity to measure the financial assets and financial liabilities of a qualifying consolidated collateralized financing entity using the fair value of either its financial assets or financial liabilities, whichever is more observable.

The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The standard may be applied retrospectively to all relevant prior periods presented starting with January 1, 2010 or through a cumulative effect adjustment to retained earnings at the date of adoption. We plan to adopt the standard on its required effective date of January 1, 2016 and are assessing the impact of the standard on our consolidated financial condition, results of operations or cash flows.

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

Item 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present our operations by reportable segment:

	2014		2013
Three Months Ended September 30,		Pre-tax Income (Loss)		Pre-tax Income (Loss)
(in millions)	Total Revenues	from continuing operations	Total Revenues	from continuing operations
AIG Property Casualty
Commercial Insurance	$5,971	$573	$5,760	$610
Consumer Insurance	3,362	131	3,359	93
Other	674	503	585	423
Total AIG Property Casualty	10,007	1,207	9,704	1,126
AIG Life and Retirement
Retail	3,318	1,160	2,884	941
Institutional	1,756	771	1,760	300
Total AIG Life and Retirement	5,074	1,931	4,644	1,241
Other Operations
Mortgage Guaranty	262	135	236	43
Global Capital Markets	72	58	87	29
Direct Investment book	430	228	147	52
Corporate & Other	978	(676)	217	(1,347)
Aircraft Leasing	-	-	1,118	(1)
Consolidation and elimination	(9)	(1)	(9)	1
Total Other Operations	1,733	(256)	1,796	(1,223)
AIG Consolidation and elimination	(160)	137	(200)	34
Total AIG Consolidated	$16,654	$3,019	$15,944	$1,178

	2014		2013
Nine Months Ended September 30,		Pre-tax Income (Loss)		Pre-tax Income (Loss)
(in millions)	Total Revenues	from continuing operations	Total Revenues	from continuing operations
AIG Property Casualty
Commercial Insurance	$17,502	$2,149	$17,229	$2,186
Consumer Insurance	9,962	315	10,212	337
Other	2,159	1,542	2,032	1,422
Total AIG Property Casualty	29,623	4,006	29,473	3,945
AIG Life and Retirement
Retail	9,056	2,563	9,326	3,114
Institutional	4,939	1,849	6,106	1,416
Total AIG Life and Retirement	13,995	4,412	15,432	4,530
Other Operations
Mortgage Guaranty	771	423	710	162
Global Capital Markets	417	332	592	431
Direct Investment book	1,260	855	1,373	1,084
Corporate & Other	1,771	(544)	1,123	(3,093)
Aircraft Leasing	1,602	17	3,303	60
Consolidation and elimination	(24)	1	(28)	3
Total Other Operations	5,797	1,084	7,073	(1,353)
AIG Consolidation and elimination	(544)	270	(646)	96
Total AIG Consolidated	$48,871	$9,772	$51,332	$7,218

Item 1 / NOTE 4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

Held-For-Sale Classification

On May 14, 2014, we completed the sale of 100 percent of the common stock of ILFC to AerCap Ireland Limited, a wholly owned subsidiary of AerCap, in exchange for total consideration of approximately $7.6 billion, including cash and 97.6 million newly issued AerCap common shares, valued at approximately $4.6 billion based on AerCap’s closing price per share of $47.01 on May 13, 2014. Net cash proceeds to AIG were $2.4 billion after the settlement of intercompany loans, and AIG recorded pre-tax and after-tax gains of approximately $2.2 billion and $1.4 billion, respectively, for the nine-month period ended September 30, 2014. In connection with the AerCap Transaction, we entered into a five-year credit agreement for a senior unsecured revolving credit facility between AerCap Ireland Capital Limited, as borrower, and AIG Parent as lender (the Revolving Credit Facility). The Revolving Credit Facility provides for an aggregate commitment of $1.0 billion and permits loans for general corporate purposes after the closing of the AerCap Transaction. At September 30, 2014, no amounts were outstanding under the Revolving Credit Facility.

As a result of the AerCap Transaction, we own approximately 46 percent of the outstanding common stock of AerCap. This common stock is subject to certain restrictions as to the amount and timing of potential sales as set forth in the Stockholders’ Agreement and Registration Rights Agreement between AIG and AerCap. We account for our interest in AerCap using the equity method of accounting. The difference between the carrying amount of our investment in AerCap common stock and our share of the underlying equity in the net assets of AerCap was approximately $1.4 billion at September 30, 2014. Approximately $0.4 billion of this difference was allocated to the assets and liabilities of AerCap based on their respective fair values and is being amortized into income over the estimated lives of the related assets and liabilities.  The remainder was allocated to goodwill.

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

Item 1 / NOTE 4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Discontinued Operations

In connection with the 2010 sale of American Life Insurance Company (ALICO) to MetLife, Inc. (MetLife), we recognized the following income (loss) from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Revenues:
Gain (loss) on sale	$5	$(27)	$56	$119
Income (loss) from discontinued operations, before income tax
(benefit) expense	5	(27)	56	119
Income tax (benefit) expense	3	(9)	71	46
Income (loss) from discontinued operations, net of income tax	$2	$(18)	$(15)	$73

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

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2014				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$15	$2,783	$-	$-	$-	$2,798
Obligations of states, municipalities and political subdivisions	-	26,158	2,014	-	-	28,172
Non-U.S. governments	772	21,867	23	-	-	22,662
Corporate debt	-	146,319	2,009	-	-	148,328
RMBS	-	21,786	16,918	-	-	38,704
CMBS	-	6,626	5,916	-	-	12,542
CDO/ABS	-	4,423	8,157	-	-	12,580
Total bonds available for sale	787	229,962	35,037	-	-	265,786
Other bond securities:
U.S. government and government sponsored entities	128	5,130	-	-	-	5,258
Obligations of states, municipalities and political subdivisions	-	122	-	-	-	122
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	948	-	-	-	948
RMBS	-	1,143	1,023	-	-	2,166
CMBS	-	507	713	-	-	1,220
CDO/ABS	-	2,596	8,069	-	-	10,665
Total other bond securities	128	10,448	9,805	-	-	20,381
Equity securities available for sale:
Common stock	3,570	2	-	-	-	3,572
Preferred stock	-	29	-	-	-	29
Mutual funds	740	2	1	-	-	743
Total equity securities available for sale	4,310	33	1	-	-	4,344
Other equity securities	701	65	-	-	-	766
Mortgage and other loans receivable	-	-	6	-	-	6
Other invested assets	25	3,211	5,809	-	-	9,045
Derivative assets:
Interest rate contracts(b)	7	2,805	11	-	-	2,823
Foreign exchange contracts(b)	-	1,061	3	-	-	1,064
Equity contracts	107	65	49	-	-	221
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	20	-	-	20
Other contracts	-	-	34	-	-	34
Counterparty netting and cash collateral	-	-	-	(1,769)	(805)	(2,574)
Total derivative assets	114	3,931	117	(1,769)	(805)	1,588
Short-term investments	560	3,631	-	-	-	4,191
Separate account assets	72,592	5,218	-	-	-	77,810
Other assets	-	-	-	-	-	-
Total	$79,217	$256,499	$50,775	$(1,769)	$(805)	$383,917
Liabilities:
Policyholder contract deposits	$-	$53	$991	$-	$-	$1,044
Other policyholder funds	-	8	-	-	-	8

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivative liabilities:
Interest rate contracts(b)	-	2,649	82	-	-	2,731
Foreign exchange contracts(b)	-	1,493	10	-	-	1,503
Equity contracts	-	88	3	-	-	91
Commodity contracts	-	5	-	-	-	5
Credit contracts	-	-	1,038	-	-	1,038
Other contracts	-	-	89	-	-	89
Counterparty netting and cash collateral	-	-	-	(1,769)	(1,186)	(2,955)
Total derivative liabilities	-	4,235	1,222	(1,769)	(1,186)	2,502
Long-term debt	-	5,370	297	-	-	5,667
Other liabilities	70	332	-	-	-	402
Total	$70	$9,998	$2,510	$(1,769)	$(1,186)	$9,623
December 31, 2013				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$133	$3,062	$-	$-	$-	$3,195
Obligations of states, municipalities and political subdivisions	-	28,300	1,080	-	-	29,380
Non-U.S. governments	508	21,985	16	-	-	22,509
Corporate debt	-	143,297	1,255	-	-	144,552
RMBS	-	21,207	14,941	-	-	36,148
CMBS	-	5,747	5,735	-	-	11,482
CDO/ABS	-	4,034	6,974	-	-	11,008
Total bonds available for sale	641	227,632	30,001	-	-	258,274
Other bond securities:
U.S. government and government sponsored entities	78	5,645	-	-	-	5,723
Obligations of states, municipalities and political subdivisions	-	121	-	-	-	121
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	1,169	-	-	-	1,169
RMBS	-	1,326	937	-	-	2,263
CMBS	-	509	844	-	-	1,353
CDO/ABS	-	3,158	8,834	-	-	11,992
Total other bond securities	78	11,930	10,615	-	-	22,623
Equity securities available for sale:
Common stock	3,218	-	1	-	-	3,219
Preferred stock	-	27	-	-	-	27
Mutual funds	408	2	-	-	-	410
Total equity securities available for sale	3,626	29	1	-	-	3,656
Other equity securities	750	84	-	-	-	834
Mortgage and other loans receivable	-	-	-	-	-	-
Other invested assets	1	2,667	5,930	-	-	8,598
Derivative assets:
Interest rate contracts	14	3,716	41	-	-	3,771
Foreign exchange contracts	-	52	-	-	-	52
Equity contracts	151	106	49	-	-	306
Commodity contracts	-	-	1	-	-	1
Credit contracts	-	-	55	-	-	55
Other contracts	-	1	33	-	-	34
Counterparty netting and cash collateral	-	-	-	(1,734)	(820)	(2,554)
Total derivative assets	165	3,875	179	(1,734)	(820)	1,665

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Short-term investments	332	5,981	-	-	-	6,313
Separate account assets	67,708	3,351	-	-	-	71,059
Other assets	-	418	-	-	-	418
Total	$73,301	$255,967	$46,726	$(1,734)	$(820)	$373,440
Liabilities:
Policyholder contract deposits	$-	$72	$312	$-	$-	$384
Other policyholder funds	-	-	-	-	-	-
Derivative liabilities:
Interest rate contracts	-	3,661	141	-	-	3,802
Foreign exchange contracts	-	319	-	-	-	319
Equity contracts	-	101	-	-	-	101
Commodity contracts	-	5	-	-	-	5
Credit contracts	-	-	1,335	-	-	1,335
Other contracts	-	25	142	-	-	167
Counterparty netting and cash collateral	-	-	-	(1,734)	(1,484)	(3,218)
Total derivative liabilities	-	4,111	1,618	(1,734)	(1,484)	2,511
Long-term debt	-	6,377	370	-	-	6,747
Other liabilities	42	891	-	-	-	933
Total	$42	$11,451	$2,300	$(1,734)	$(1,484)	$10,575

(a) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b) Effective April 1, 2014, we reclassified cross-currency swaps from Interest rate contracts to Foreign exchange contracts. This change was applied prospectively.

Transfers of Level 1 and Level 2 Assets and Liabilities

Our policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the three- and nine-month periods ended September 30, 2014, we transferred $32 million and $330 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the three- and nine-month periods ended September 30, 2014, we transferred $4 million and $107 million, respectively, of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three- and nine-month periods ended September 30, 2014.

During the three- and nine-month periods ended September 30, 2013, we transferred $174 million and $731 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the three- and nine-month periods ended September 30, 2013, we transferred $263 million and $356 million of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three- and nine-month periods ended September 30, 2013.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and nine-month periods ended September 30, 2014 and 2013 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2014 and 2013:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	in	out	of Period	at End of Period
Three Months Ended September 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$1,991	$(1)	$(11)	$43	$-	$(8)	$2,014	$-
Non-U.S. governments	25	-	-	1	-	(3)	23	-
Corporate debt	2,196	2	(22)	(73)	3	(97)	2,009	-
RMBS	16,328	264	(49)	375	-	-	16,918	-
CMBS	5,917	27	(39)	14	-	(3)	5,916	-
CDO/ABS	7,431	18	(2)	692	53	(35)	8,157	-
Total bonds available for sale	33,888	310	(123)	1,052	56	(146)	35,037	-
Other bond securities:
RMBS	1,062	-	-	(39)	-	-	1,023	(9)
CMBS	757	(24)	-	(20)	-	-	713	(21)
CDO/ABS	8,397	257	-	(451)	-	(134)	8,069	76
Total other bond securities	10,216	233	-	(510)	-	(134)	9,805	46
Equity securities available for sale:
Common stock	-	-	1	-	-	(1)	-	-
Preferred stock	-	-	-	-	-	-	-	-
Mutual funds	-	-	-	-	1	-	1	-
Total equity securities available for sale	-	-	1	-	1	(1)	1	-
Mortgage and other loans receivable	6	-	-	-	-	-	6	-
Other invested assets	5,824	(7)	90	65	83	(246)	5,809	-
Total	$49,934	$536	$(32)	$607	$140	$(527)	$50,658	$46
Liabilities:
Policyholder contract deposits	$(842)	$(155)	$8	$(2)	$-	$-	$(991)	$(21)
Derivative liabilities, net:
Interest rate contracts	(67)	(3)	-	1	-	(2)	(71)	(3)
Foreign exchange contracts	(9)	-	-	2	-	-	(7)	-
Equity contracts	91	6	-	2	-	(53)	46	-
Commodity contracts	1	(1)	-	-	-	-	-	-
Credit contracts	(1,085)	75	-	(8)	-	-	(1,018)	65
Other contracts	(53)	14	4	(20)	-	-	(55)	17
Total derivative liabilities, net	(1,122)	91	4	(23)	-	(55)	(1,105)	79
Long-term debt(c)	(394)	21	-	1	-	75	(297)	16
Total	$(2,358)	$(43)	$12	$(24)	$-	$20	$(2,393)	$74

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	in	out	of Period	at End of Period
Nine Months Ended September 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions(b)	$1,080	$(1)	$180	$896	$-	$(141)	$2,014	$-
Non-U.S. governments	16	-	(1)	7	4	(3)	23	-
Corporate debt	1,255	8	31	(140)	1,358	(503)	2,009	-
RMBS	14,941	759	211	999	119	(111)	16,918	-
CMBS	5,735	50	201	(43)	69	(96)	5,916	-
CDO/ABS	6,974	70	1	1,426	222	(536)	8,157	-
Total bonds available for sale	30,001	886	623	3,145	1,772	(1,390)	35,037	-
Other bond securities:
RMBS	937	51	-	33	2	-	1,023	9
CMBS	844	14	-	(151)	6	-	713	11
CDO/ABS	8,834	926	-	(1,338)	1	(354)	8,069	341
Total other bond securities	10,615	991	-	(1,456)	9	(354)	9,805	361
Equity securities available for sale:
Common stock	1	-	1	-	-	(2)	-	-
Preferred stock	-	-	-	-	-	-	-	-
Mutual funds	-	-	-	-	1	-	1	-
Total equity securities available for sale	1	-	1	-	1	(2)	1	-
Mortgage and other loans receivable	-	-	-	6	-	-	6	-
Other invested assets	5,930	80	139	99	168	(607)	5,809	-
Total	$46,547	$1,957	$763	$1,794	$1,950	$(2,353)	$50,658	$361
Liabilities:
Policyholder contract deposits	$(312)	$(687)	$(16)	$24	$-	$-	$(991)	$(140)
Derivative liabilities, net:
Interest rate contracts	(100)	(2)	-	33	-	(2)	(71)	-
Foreign exchange contracts	-	3	-	(10)	-	-	(7)	4
Equity contracts	49	14	-	(12)	48	(53)	46	6
Commodity contracts	1	-	-	-	-	(1)	-	-
Credit contracts	(1,280)	229	-	33	-	-	(1,018)	229
Other contracts	(109)	49	51	(46)	-	-	(55)	37
Total derivative liabilities, net	(1,439)	293	51	(2)	48	(56)	(1,105)	276
Long-term debt(c)	(370)	13	-	34	(70)	96	(297)	15
Total	$(2,121)	$(381)	$35	$56	$(22)	$40	$(2,393)	$151

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended September 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$945	$4	$(28)	$160	$-	$(27)	$1,054	$-
Non-U.S. governments	20	-	-	1	-	-	21	-
Corporate debt	1,634	(3)	5	-	39	(233)	1,442	-
RMBS	13,694	216	(60)	127	167	(58)	14,086	-
CMBS	5,455	4	55	102	-	-	5,616	-
CDO/ABS	6,142	37	(47)	363	289	(133)	6,651	-
Total bonds available for sale	27,890	258	(75)	753	495	(451)	28,870	-
Other bond securities:
RMBS	782	14	-	(8)	27	-	815	13
CMBS	820	33	-	(53)	31	-	831	29
CDO/ABS	8,972	243	-	(557)	223	-	8,881	217
Total other bond securities	10,574	290	-	(618)	281	-	10,527	259
Equity securities available for sale:
Common stock	76	-	(1)	(48)	-	-	27	-
Preferred stock	48	-	-	-	-	-	48	-
Total equity securities available for sale	124	-	(1)	(48)	-	-	75	-
Other invested assets	5,639	(25)	78	55	1	-	5,748	-
Total	$44,227	$523	$2	$142	$777	$(451)	$45,220	$259
Liabilities:
Policyholder contract deposits	$(586)	$250	$-	$(51)	$-	$-	$(387)	$218
Derivative liabilities, net:
Interest rate contracts	779	6	-	(912)	-	-	(127)	3
Equity contracts	70	12	-	(1)	1	-	82	10
Commodity contracts	1	-	-	-	-	-	1	-
Credit contracts	(1,594)	52	-	36	-	-	(1,506)	91
Other contracts	(105)	16	(25)	(16)	(1)	-	(131)	8
Total derivatives liabilities, net	(849)	86	(25)	(893)	-	-	(1,681)	112
Long-term debt(c)	(419)	(25)	-	1	-	-	(443)	(19)
Total	$(1,854)	$311	$(25)	$(943)	$-	$-	$(2,511)	$311

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Nine Months Ended September 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$1,024	$29	$(178)	$365	$-	$(186)	$1,054	$-
Non-U.S. governments	14	-	-	7	1	(1)	21	-
Corporate debt	1,487	(7)	(9)	30	371	(430)	1,442	-
RMBS	11,662	624	279	1,393	186	(58)	14,086	-
CMBS	5,124	15	75	290	161	(49)	5,616	-
CDO/ABS	4,841	134	(47)	1,383	668	(328)	6,651	-
Total bonds available for sale	24,152	795	120	3,468	1,387	(1,052)	28,870	-
Other bond securities:
RMBS	396	24	-	130	265	-	815	(27)
CMBS	812	44	-	(193)	282	(114)	831	(13)
CDO/ABS	8,536	1,096	-	(1,566)	843	(28)	8,881	434
Total other bond securities	9,744	1,164	-	(1,629)	1,390	(142)	10,527	394
Equity securities available for sale:
Common stock	24	-	4	(1)	-	-	27	-
Preferred stock	44	-	4	-	-	-	48	-
Total equity securities available for sale	68	-	8	(1)	-	-	75	-
Other invested assets	5,389	144	88	95	345	(313)	5,748	-
Total	$39,353	$2,103	$216	$1,933	$3,122	$(1,507)	$45,220	$394
Liabilities:
Policyholder contract deposits	$(1,257)	$865	$-	$5	$-	$-	$(387)	$825
Derivative liabilities, net:
Interest rate contracts	732	20	-	(879)	-	-	(127)	33
Equity contracts	47	49	-	(14)	-	-	82	40
Commodity contracts	1	-	-	(1)	-	1	1	(1)
Credit contracts	(1,991)	365	-	120	-	-	(1,506)	486
Other contracts	(162)	35	(16)	13	(1)	-	(131)	8
Total derivatives liabilities, net	(1,373)	469	(16)	(761)	(1)	1	(1,681)	566
Long-term debt(c)	(344)	(120)	-	23	(2)	-	(443)	(41)
Total	$(2,974)	$1,214	$(16)	$(733)	$(3)	$1	$(2,511)	$1,350

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

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended September 30, 2014
Bonds available for sale	$320	$(22)	$12	$310
Other bond securities	(3)	-	236	233
Equity securities available for sale	-	-	-	-
Other invested assets	18	(20)	(5)	(7)
Policyholder contract deposits	-	(155)	-	(155)
Derivative liabilities, net	18	(1)	74	91
Long-term debt	-	-	21	21
Three Months Ended September 30, 2013
Bonds available for sale	$264	$(21)	$15	$258
Other bond securities	86	7	197	290
Equity securities available for sale	-	-	-	-
Other invested assets	(12)	(5)	(8)	(25)
Policyholder contract deposits	-	250	-	250
Derivative liabilities, net	11	8	67	86
Long-term debt	-	-	(25)	(25)
Nine Months Ended September 30, 2014
Bonds available for sale	$922	$(73)	$37	$886
Other bond securities	97	2	892	991
Equity securities available for sale	-	-	-	-
Other invested assets	107	(33)	6	80
Policyholder contract deposits	-	(687)	-	(687)
Derivative liabilities, net	49	4	240	293
Long-term debt	-	-	13	13
Nine Months Ended September 30, 2013
Bonds available for sale	$713	$(8)	$90	$795
Other bond securities	114	8	1,042	1,164
Equity securities available for sale	-	-	-	-
Other invested assets	142	(34)	36	144
Policyholder contract deposits	-	865	-	865
Derivative liabilities, net	26	25	418	469
Long-term debt	-	-	(120)	(120)

The following tables present the gross components of purchases, sales, issues and settlements, net, shown above, for the three- and nine-months ended September 30, 2014 and 2013 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Three Months Ended September 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$66	$(3)	$(20)	$43
Non-U.S. governments	1	-	-	1
Corporate debt	22	-	(95)	(73)

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

RMBS	1,062	(62)	(625)	375
CMBS	276	(167)	(95)	14
CDO/ABS	1,085	(68)	(325)	692
Total bonds available for sale	2,512	(300)	(1,160)	1,052
Other bond securities:
RMBS	-	(3)	(36)	(39)
CMBS	-	(9)	(11)	(20)
CDO/ABS	6	(4)	(453)	(451)
Total other bond securities	6	(16)	(500)	(510)
Equity securities available for sale	-	-	-	-
Other invested assets	276	-	(211)	65
Total assets	$2,794	$(316)	$(1,871)	$607
Liabilities:
Policyholder contract deposits	$-	$(36)	$34	$(2)
Derivative liabilities, net	-	(2)	(21)	(23)
Long-term debt(c)	-	-	1	1
Total liabilities	$-	$(38)	$14	$(24)
Three Months Ended September 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$194	$(34)	$-	$160
Non-U.S. governments	1	-	-	1
Corporate debt	146	-	(146)	-
RMBS	750	-	(623)	127
CMBS	179	(3)	(74)	102
CDO/ABS	628	-	(265)	363
Total bonds available for sale	1,898	(37)	(1,108)	753
Other bond securities:
RMBS	31	(12)	(27)	(8)
CMBS	-	(9)	(44)	(53)
CDO/ABS	-	(66)	(491)	(557)
Total other bond securities	31	(87)	(562)	(618)
Equity securities available for sale	-	-	(48)	(48)
Other invested assets	249	(3)	(191)	55
Total assets	$2,178	$(127)	$(1,909)	$142
Liabilities:
Policyholder contract deposits	$-	$(4)	$(47)	$(51)
Derivative liabilities, net	4	-	(897)	(893)
Long-term debt(c)	-	-	1	1
Total liabilities	$4	$(4)	$(943)	$(943)
				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Nine Months Ended September 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions(b)	$1,002	$(35)	$(71)	$896
Non-U.S. governments	8	-	(1)	7
Corporate debt	141	(8)	(273)	(140)
RMBS	2,814	(88)	(1,727)	999

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

CMBS	368	(224)	(187)	(43)
CDO/ABS	2,307	(70)	(811)	1,426
Total bonds available for sale	6,640	(425)	(3,070)	3,145
Other bond securities:
RMBS	162	(22)	(107)	33
CMBS	-	(15)	(136)	(151)
CDO/ABS	50	(19)	(1,369)	(1,338)
Total other bond securities	212	(56)	(1,612)	(1,456)
Equity securities available for sale	-	-	-	-
Mortgage and other loans receivable	6	-	-	6
Other invested assets	709	(1)	(609)	99
Total assets	$7,567	$(482)	$(5,291)	$1,794
Liabilities:
Policyholder contract deposits	$-	$(94)	$118	$24
Derivative liabilities, net	1	(2)	(1)	(2)
Long-term debt(c)	-	-	34	34
Total liabilities	$1	$(96)	$151	$56
Nine Months Ended September 30, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$502	$(137)	$-	$365
Non-U.S. governments	9	-	(2)	7
Corporate debt	454	(114)	(310)	30
RMBS	3,462	(231)	(1,838)	1,393
CMBS	872	(167)	(415)	290
CDO/ABS	2,099	(159)	(557)	1,383
Total bonds available for sale	7,398	(808)	(3,122)	3,468
Other bond securities:
RMBS	244	(12)	(102)	130
CMBS	19	(67)	(145)	(193)
CDO/ABS	318	(66)	(1,818)	(1,566)
Total other bond securities	581	(145)	(2,065)	(1,629)
Equity securities available for sale	58	(11)	(48)	(1)
Other invested assets	697	(49)	(553)	95
Total assets	$8,734	$(1,013)	$(5,788)	$1,933
Liabilities:
Policyholder contract deposits	$-	$(16)	$21	$5
Derivative liabilities, net	9	(1)	(769)	(761)
Long-term debt(c)	-	-	23	23
Total liabilities	$9	$(17)	$(725)	$(733)

(a)  There were no issuances during the three- and nine-month periods ended September 30, 2014 and 2013.

(b)  Purchases primarily reflect the effect of consolidating previously unconsolidated securitization vehicles.

(c)  Includes GIAs, notes, bonds, loans and mortgages payable.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2014 and 2013 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income as shown in the table above excludes $2 million of net losses and $35 million of net gains related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2014, respectively, and includes $52 million and $50 million of net gains related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2014, respectively.

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

Transfers of Level 3 Assets

During the three- and nine-month periods ended September 30, 2014 and 2013, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS, CDO/ABS, and investments in hedge funds. Transfers of investments in private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types. Certain investments in hedge funds were transferred into Level 3 due to these investments now being carried at fair value and no longer being accounted for using the equity method of accounting due to a change in percentage ownership, or as a result of limited market activity due to fund‑imposed redemption restrictions.

During the three- and nine-month periods ended September 30, 2014 and 2013, transfers out of Level 3 assets primarily related to certain investments in municipal securities, private placement and other corporate debt, RMBS, CMBS, CDO/ABS, and investments in hedge funds. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS, and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market. The transfers of certain hedge fund investments out of Level 3 assets were primarily the result of easing of certain fund-imposed redemption restrictions.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and nine-month periods ended September 30, 2014 and 2013.

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

	Fair Value at
	September 30,	Valuation		Range
(in millions)	2014	Technique	Unobservable Input	(Weighted Average )
Assets:

Obligations of states,	$1,141	Discounted cash flow	Yield(b)	4.15% - 4.93% (4.54%)
municipalities and
political subdivisions

Corporate debt	1,217	Discounted cash flow	Yield(b)	0.00% - 8.57% (6.19%)

RMBS	17,384	Discounted cash flow	Constant prepayment rate(a)(c)	0.36% - 9.74% (5.05%)
			Loss severity(a)(c)	45.61% - 79.52% (62.57%)
			Constant default rate(a)(c)	3.84% - 10.46% (7.15%)
			Yield(c)	2.51% - 6.61% (4.56%)

Certain CDO/ABS	5,321	Discounted cash flow	Constant prepayment rate(a)(c)	6.40% - 13.40% (9.90%)
			Loss severity(a)(c)	43.80% - 59.90% (52.00%)
			Constant default rate(a)(c)	2.60% - 14.90% (8.00%)
			Yield(c)	4.70% - 10.30% (7.70%)

CMBS	6,048	Discounted cash flow	Yield(b)	0.00% - 13.01% (4.50%)

CDO/ABS - Direct		Binomial Expansion	Recovery rate(b)	7.00% - 58.00% (26.00%)
Investment book	425	Technique (BET)	Diversity score(b)	6 - 23 (14)
			Weighted average life(b)	0.25 - 10.32 years (4.09 years)
Liabilities:

Policyholder contract
deposits	991	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%
			Base lapse rate(b)	1.00% - 40.00%
			Dynamic lapse rate(b)	0.20% - 60.00%
			Mortality rate(b)	0.10% - 35.00%
			Utilization rate(b)	0.50% - 30.00%

Total derivative
liabilities, net	813	BET	Recovery rate(b)	5.00% - 32.00% (17.00%)
			Diversity score(b)	9 - 27 (14)
			Weighted average life(b)	2.69 - 10.32 years (4.67 years)

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2013	Technique	Unobservable Input	(Weighted Average )
Assets:

Obligations of states,	$920	Discounted cash flow	Yield(b)	4.94% - 5.86% (5.40%)
municipalities and
political subdivisions

Corporate debt	788	Discounted cash flow	Yield(b)	0.00% - 14.29% (6.64%)

RMBS	14,419	Discounted cash flow	Constant prepayment rate(a)(c)	0.00% - 10.35% (4.97%)
			Loss severity(a)(c)	42.60% - 79.07% (60.84%)
			Constant default rate(a)(c)	3.98% - 12.22% (8.10%)
			Yield(c)	2.54% - 7.40% (4.97%)

Certain CDO/ABS	5,414	Discounted cash flow	Constant prepayment rate(a)(c)	5.20% - 10.80% (8.20%)
			Loss severity(a)(c)	48.60% - 63.40% (56.40%)
			Constant default rate(a)(c)	3.20% - 16.20% (9.00%)
			Yield(c)	5.20% - 11.50% (9.40%)

CMBS	5,847	Discounted cash flow	Yield(b)	0.00% - 14.69% (5.58%)

CDO/ABS - Direct		Binomial Expansion	Recovery rate(b)	6.00% - 63.00% (25.00%)
Investment book	557	Technique (BET)	Diversity score(b)	5 - 35 (12)
			Weighted average life(b)	1.07 - 9.47 years (4.86 years)
Liabilities:

Policyholder contract
deposits	312	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%
			Base lapse rate(b)	1.00% - 40.00%
			Dynamic lapse rate(b)	0.20% - 60.00%
			Mortality rate(b)	0.50% - 40.00%
			Utilization rate(b)	0.50% - 25.00%

Total derivative
liabilities, net	996	BET	Recovery rate(b)	5.00% - 34.00% (17.00%)
			Diversity score(b)	9 - 32 (13)
			Weighted average life(b)	4.50 - 9.47 years (5.63 years)

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

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Investments in Certain Entities Carried at Fair Value Using Net Asset Value Per Share

The following table includes information related to our investments in certain other invested assets, including private equity funds and hedge funds that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring basis, we use the net asset value per share as a practical expedient to measure fair value.

		September 30, 2014		December 31, 2013
		Fair Value Using Net Asset Value Per Share (or its equivalent)		Fair Value Using Net Asset Value Per Share (or its equivalent)

			Unfunded		Unfunded
(in millions)	Investment Category Includes		Commitments		Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,496	$474	$2,544	$578

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	427	209	346	86

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	136	10	140	13

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	174	44	183	34

Other	Includes multi-strategy and mezzanine strategies	194	213	134	238
Total private equity funds		3,427	950	3,347	949
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,188	2	976	2

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	2,096	4	1,759	11

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	486	-	612	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	659	5	594	15

Emerging markets	Investments in the financial markets of developing countries	302	-	287	-

Other	Includes multi-strategy and relative value strategies	238	-	157	-
Total hedge funds		4,969	11	4,385	28
Total		$8,396	$961	$7,732	$977

Private equity fund investments included above are not redeemable, as distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10‑year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two‑year increments. At September 30, 2014, assuming average original expected lives of 10 years for the funds, 74 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 18 percent between four and six years and 8 percent between seven and 10 years.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The hedge fund investments included above are generally redeemable monthly (15 percent), quarterly (46 percent), semi‑annually (16 percent) and annually (23 percent), with redemption notices ranging from one day to 180 days. At September 30, 2014, however, investments representing approximately 51 percent of the total fair value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various contractual restrictions. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre‑defined end dates and are generally expected to be lifted by the end of 2015. The fund investments for which redemption is restricted only in part generally relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

Fair Value Option

The following table presents the gains and losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,

(in millions)	2014	2013	2014	2013
Assets:
Mortgage and other loans receivable	$-	$1	$-	$3
Bond and equity securities	252	331	1,529	963
Alternative Investments(a)	73	23	245	229
Other, including Short-term investments	2	3	7	8
Liabilities:
Long-term debt(b)	23	(51)	(186)	271
Other liabilities	(4)	(4)	(10)	(10)
Total gain	$346	$303	$1,585	$1,464

(a) Includes hedge funds, private equity funds and other investment partnerships.

(b) Includes GIAs, notes, bonds, loans and mortgages payable.

We recognized gains of $8 million and losses of $14 million during the three- and nine-month periods ended September 30, 2014, respectively, and losses of $22 million and $37 million during the three- and nine-month periods ended September 30, 2013, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	September 30, 2014			December 31, 2013
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$6	$4	$2	$-	$-	$-
Liabilities:
Long-term debt*	$5,667	$4,344	$1,323	$6,747	$5,231	$1,516

*    Includes GIAs, notes, bonds, loans and mortgages payable.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value Measurements on a Non-Recurring Basis

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2014	2013	2014	2013
September 30, 2014
Other investments	$-	$-	$766	$766	$62	$9	$117	$82
Investments in life settlements	-	-	473	473	52	61	139	139
Other assets	-	-	1	1	1	2	2	26
Total	$-	$-	$1,240	$1,240	$115	$72	$258	$247
December 31, 2013
Other investments	$-	$-	$1,615	$1,615
Investments in life settlements	-	-	896	896
Other assets	-	11	48	59
Total	$-	$11	$2,559	$2,570

Fair Value Information About Financial Instruments Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
September 30, 2014
Assets:
Mortgage and other loans receivable	$-	$217	$24,468	$24,685	$23,391
Other invested assets	-	626	2,839	3,465	4,357
Short-term investments	-	13,661	-	13,661	13,661
Cash	1,933	-	-	1,933	1,933
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	226	117,983	118,209	105,258
Other liabilities	-	3,993	-	3,993	3,993
Long-term debt	-	30,880	3,689	34,569	30,556
December 31, 2013
Assets:
Mortgage and other loans receivable	$-	$219	$21,418	$21,637	$20,765
Other invested assets	-	529	2,705	3,234	4,194
Short-term investments	-	15,304	-	15,304	15,304
Cash	2,241	-	-	2,241	2,241
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	199	114,361	114,560	105,093
Other liabilities	-	4,869	1	4,870	4,869
Long-term debt	-	36,239	2,394	38,633	34,946

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
September 30, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$2,638	$180	$(20)	$2,798	$-
Obligations of states, municipalities and political subdivisions	26,699	1,557	(84)	28,172	(11)
Non-U.S. governments	21,889	955	(182)	22,662	-
Corporate debt	139,166	10,222	(1,060)	148,328	73
Mortgage-backed, asset-backed and collateralized:
RMBS	35,511	3,507	(314)	38,704	1,862
CMBS	11,959	694	(111)	12,542	218
CDO/ABS	12,058	637	(115)	12,580	50
Total mortgage-backed, asset-backed and collateralized	59,528	4,838	(540)	63,826	2,130
Total bonds available for sale(b)	249,920	17,752	(1,886)	265,786	2,192
Equity securities available for sale:
Common stock	1,323	2,268	(19)	3,572	-
Preferred stock	24	5	-	29	-
Mutual funds	719	41	(17)	743	-
Total equity securities available for sale	2,066	2,314	(36)	4,344	-
Total	$251,986	$20,066	$(1,922)	$270,130	$2,192
December 31, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$3,084	$150	$(39)	$3,195	$-
Obligations of states, municipalities and political subdivisions	28,704	1,122	(446)	29,380	(15)
Non-U.S. governments	22,045	822	(358)	22,509	-
Corporate debt	139,461	7,989	(2,898)	144,552	74
Mortgage-backed, asset-backed and collateralized:
RMBS	33,520	3,101	(473)	36,148	1,670
CMBS	11,216	558	(292)	11,482	125
CDO/ABS	10,501	649	(142)	11,008	62
Total mortgage-backed, asset-backed and collateralized	55,237	4,308	(907)	58,638	1,857
Total bonds available for sale(b)	248,531	14,391	(4,648)	258,274	1,916
Equity securities available for sale:
Common stock	1,280	1,953	(14)	3,219	-
Preferred stock	24	4	(1)	27	-
Mutual funds	422	12	(24)	410	-
Total equity securities available for sale	1,726	1,969	(39)	3,656	-
Total	$250,257	$16,360	$(4,687)	$261,930	$1,916

(a) Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(b) At September 30, 2014 and December 31, 2013, bonds available for sale held by us that were below investment grade or not rated totaled $35.0 billion and $32.6 billion, respectively.

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
September 30, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$491	$5	$303	$15	$794	$20
Obligations of states, municipalities and political
subdivisions	924	20	1,183	64	2,107	84
Non-U.S. governments	2,074	34	2,213	148	4,287	182
Corporate debt	14,653	239	14,521	821	29,174	1,060
RMBS	3,849	72	4,432	242	8,281	314
CMBS	956	6	2,483	105	3,439	111
CDO/ABS	2,937	33	1,770	82	4,707	115
Total bonds available for sale	25,884	409	26,905	1,477	52,789	1,886
Equity securities available for sale:
Common stock	116	13	7	6	123	19
Preferred stock	5	-	-	-	5	-
Mutual funds	282	12	70	5	352	17
Total equity securities available for sale	403	25	77	11	480	36
Total	$26,287	$434	$26,982	$1,488	$53,269	$1,922
December 31, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$1,101	$34	$42	$5	$1,143	$39
Obligations of states, municipalities and political
subdivisions	6,134	379	376	67	6,510	446
Non-U.S. governments	4,102	217	710	141	4,812	358
Corporate debt	38,495	2,251	4,926	647	43,421	2,898
RMBS	8,543	349	1,217	124	9,760	473
CMBS	3,191	176	1,215	116	4,406	292
CDO/ABS	2,845	62	915	80	3,760	142
Total bonds available for sale	64,411	3,468	9,401	1,180	73,812	4,648
Equity securities available for sale:
Common stock	96	14	-	-	96	14
Preferred stock	5	1	-	-	5	1
Mutual funds	369	24	-	-	369	24
Total equity securities available for sale	470	39	-	-	470	39
Total	$64,881	$3,507	$9,401	$1,180	$74,282	$4,687

At September 30, 2014, we held 6,689 and 137 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 2,399 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed maturity securities at September

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

30, 2014 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
September 30, 2014	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,843	$11,017	$857	$846
Due after one year through five years	50,274	52,949	7,038	6,926
Due after five years through ten years	65,793	69,252	14,788	14,353
Due after ten years	63,482	68,742	15,025	14,237
Mortgage-backed, asset-backed and collateralized	59,528	63,826	16,967	16,427
Total	$249,920	$265,786	$54,675	$52,789

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$118	$21	$516	$26	$528	$65	$2,216	$153
Equity securities	33	4	18	6	102	10	101	15
Total	$151	$25	$534	$32	$630	$75	$2,317	$168

For the three- and nine-month periods ended September 30, 2014, the aggregate fair value of available for sale securities sold was $4.2 billion and $16.2 billion, respectively, which resulted in net realized capital gains of $0.1 billion and $0.5 billion, respectively.

For the three- and nine-month periods ended September 30, 2013, the aggregate fair value of available for sale securities sold was $8.4 billion and $27.7 billion, respectively, which resulted in net realized capital gains of $0.5 billion and $2.1 billion, respectively.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	September 30, 2014		December 31, 2013
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$5,258	25%	$5,723	24%
Obligations of states, municipalities and political subdivisions	122	1	121	1
Non-U.S. governments	2	-	2	-
Corporate debt	948	4	1,169	5
Mortgage-backed, asset-backed and collateralized:
RMBS	2,166	10	2,263	10
CMBS	1,220	6	1,353	6
CDO/ABS and other collateralized*	10,665	50	11,985	51
Total mortgage-backed, asset-backed and collateralized	14,051	66	15,601	67
Other	-	-	7	-
Total fixed maturity securities	20,381	96	22,623	97
Equity securities	766	4	834	3
Total	$21,147	100%	$23,457	100%

*    Includes $0.9 billion and $1.0 billion of U.S. Government agency backed ABS at September 30, 2014 and December 31, 2013, respectively.

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Fixed maturity securities, including short-term investments	$3,022	$3,005	$9,264	$8,969
Equity securities	135	98	67	123
Interest on mortgage and other loans	318	292	947	862
Alternative investments*	636	288	2,108	1,892
Real estate	25	32	86	99
Other investments	25	(22)	34	59
Total investment income	4,161	3,693	12,506	12,004
Investment expenses	133	120	398	423
Net investment income	$4,028	$3,573	$12,108	$11,581

* Includes hedge funds, private equity funds, affordable housing partnerships, investments in life settlements and other investment partnerships.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Sales of fixed maturity securities	$97	$490	$463	$2,063
Sales of equity securities	29	12	92	86
Other-than-temporary impairments:
Severity	-	-	-	(5)
Change in intent	(14)	(1)	(20)	(4)
Foreign currency declines	(3)	-	(13)	-
Issuer-specific credit events	(31)	(51)	(124)	(130)
Adverse projected cash flows	(2)	-	(7)	(7)
Provision for loan losses	(11)	(33)	9	(38)
Foreign exchange transactions	350	(276)	329	135
Derivative instruments	36	192	(302)	209
Impairments on investments in life settlements	(52)	(61)	(139)	(139)
Other	71	(20)	70	(27)
Net realized capital gains	$470	$252	$358	$2,143

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(1,515)	$(1,696)	$6,123	$(12,971)
Equity securities	303	189	348	180
Other investments	94	50	127	57
Total Increase (decrease) in unrealized appreciation (depreciation) of investments*	$(1,118)	$(1,457)	$6,598	$(12,734)

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

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Balance, beginning of period	$3,166	$4,236	$3,872	$5,164
Increases due to:
Credit impairments on new securities subject to impairment losses	13	6	35	33
Additional credit impairments on previously impaired securities	5	29	59	59
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(116)	(68)	(528)	(626)
Accretion on securities previously impaired due to credit*	(183)	(184)	(544)	(611)
Other	-	-	(9)	-
Balance, end of period	$2,885	$4,019	$2,885	$4,019

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

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$29,851
Cash flows expected to be collected*	23,983
Recorded investment in acquired securities	15,896

* Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	September 30, 2014	December 31, 2013
Outstanding principal balance	$16,883	$14,741
Amortized cost	12,097	10,110
Fair value	13,489	11,338

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Balance, beginning of period	$7,042	$5,901	$6,940	$4,766
Newly purchased PCI securities	358	202	1,127	1,308
Disposals	-	-	-	(60)
Accretion	(223)	(187)	(654)	(517)
Effect of changes in interest rate indices	(96)	282	(327)	388
Net reclassification from non-accretable difference,
including effects of prepayments	30	405	25	718
Balance, end of period	$7,111	$6,603	$7,111	$6,603

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

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the fair value of securities pledged to counterparties under secured financing transactions:

(in millions)	September 30, 2014	December 31, 2013
Securities available for sale	$2,860	$3,837
Other securities	2,187	2,766

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	September 30, 2014	December 31, 2013
Securities collateral pledged to us	$7,347	$8,878
Amount sold or repledged by us	106	71

Insurance - Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $6.2 billion and $6.7 billion at September 30, 2014 and December 31, 2013, respectively.

Other Pledges

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $53 million and $57 million of stock in FHLBs at September 30, 2014 and December 31, 2013, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $530 million and $80 million at September 30, 2014 and December 31, 2013, respectively, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations approximated $3.6 billion and $4.2 billion at September 30, 2014 and December 31, 2013, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Item 1 / NOTE 7. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable:

	September 30,	December 31,
(in millions)	2014	2013
Commercial mortgages*	$17,841	$16,195
Life insurance policy loans	2,756	2,830
Commercial loans, other loans and notes receivable	3,084	2,052
Total mortgage and other loans receivable	23,681	21,077
Allowance for losses	(284)	(312)
Mortgage and other loans receivable, net	$23,397	$20,765

* Commercial mortgages primarily represent loans for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 14 percent and 16 percent, respectively, at September 30, 2014, and approximately 18 percent and 17 percent, respectively, at December 31, 2013).

The following table presents the credit quality indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
September 30, 2014
Credit Quality Indicator:
In good standing	973	$3,231	$5,390	$3,868	$1,718	$1,469	$1,784	$17,460	98%
Restructured(a)	8	4	285	16	-	-	22	327	2
90 days or less delinquent	1	-	14	-	-	-	-	14	-
>90 days delinquent or in
process of foreclosure	3	40	-	-	-	-	-	40	-
Total(b)	985	$3,275	$5,689	$3,884	$1,718	$1,469	$1,806	$17,841	100%
Valuation allowance		$9	$96	$14	$20	$6	$30	$175	1%
December 31, 2013
Credit Quality Indicator:
In good standing	978	$2,786	$4,636	$3,364	$1,607	$1,431	$1,970	$15,794	98%
Restructured(a)	9	53	210	6	-	-	85	354	2
90 days or less delinquent	2	-	-	5	-	-	-	5	-
>90 days delinquent or in
process of foreclosure	6	-	42	-	-	-	-	42	-
Total(b)	995	$2,839	$4,888	$3,375	$1,607	$1,431	$2,055	$16,195	100%
Allowance for losses		$10	$109	$9	$19	$3	$51	$201	1%

(a) Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 7 to the Consolidated Financial Statements in the 2013 Annual Report.

(b) Does not reflect valuation allowances.

(c)  Over 99 percent of the commercial mortgages held at such respective dates were current as to payments of principal and interest.

Item 1 / NOTE 7. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Allowance for Loan Losses

See Note 7 to the Consolidated Financial Statements in the 2013 Annual Report for a discussion of our accounting policy for evaluating mortgage and other loans receivable for impairment.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2014			2013
Nine Months Ended September 30,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$201	$111	$312	$159	$246	$405
Loans charged off	(10)	(13)	(23)	(5)	(37)	(42)
Recoveries of loans previously charged off	-	16	16	3	6	9
Net charge-offs	(10)	3	(7)	(2)	(31)	(33)
Provision for loan losses	(16)	(6)	(22)	47	(16)	31
Other	-	1	1	(1)	(4)	(5)
Allowance, end of period	$175*	$109	$284	$203*	$195	$398

* Of the total allowance at the end of the period, $86 million and $102 million relates to individually assessed credit losses on $246 million and $267 million of commercial mortgage loans at September 30, 2014 and 2013, respectively.

No significant loans were modified in a troubled debt restructuring during the nine-month periods ended September 30, 2014 and 2013.

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

Item 1 / NOTE 8. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Funds(e)	Securitization Vehicles	Structured Investment Vehicles	Affordable Housing Partnerships	Other	Total
September 30, 2014
Assets:
Bonds available for sale	$-	$11,320	$-	$-	$41	$11,361
Other bond securities	-	7,375	662	-	44	8,081
Mortgage and other loans receivable	-	2,460	-	-	168	2,628
Other invested assets	586	-	-	1,725	705	3,016
Other (a)	41	697	90	46	561	1,435
Total assets(b)(c)	$627	$21,852	$752	$1,771	$1,519	$26,521
Liabilities:
Long-term debt	$69	$1,371	$91	$184	$73	$1,788
Other (d)	32	91	-	88	201	412
Total liabilities	$101	$1,462	$91	$272	$274	$2,200
December 31, 2013
Assets:
Bonds available for sale	$-	$11,028	$-	$-	$70	$11,098
Other bond securities	-	7,449	748	-	113	8,310
Mortgage and other loans receivable	-	1,508	-	-	189	1,697
Other invested assets	849	-	-	1,986	793	3,628
Other (a)	49	481	93	41	615	1,279
Total assets(b)(c)	$898	$20,466	$841	$2,027	$1,780	$26,012
Liabilities:
Long-term debt	$71	$494	$87	$188	$154	$994
Other(d)	31	74	-	83	367	555
Total liabilities	$102	$568	$87	$271	$521	$1,549

(a)  Comprised primarily of Short-term investments, Premiums and other receivables and Other assets at both September 30, 2014 and December 31, 2013.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  At September 30, 2014 and December 31, 2013, includes approximately $21.7 billion and $21.4 billion, respectively, of investment-grade debt securities, loans and other assets held by certain securitization vehicles that issued beneficial interests in these investments. The majority of the beneficial interests issued are held by AIG.

(d)  Comprised primarily of Other liabilities and Derivative liabilities, at fair value, at both September 30, 2014 and December 31, 2013.

(e)  At September 30, 2014 and December 31, 2013, off-balance sheet exposure, primarily consisting of commitments to real estate and investment funds, was $60.2 million and $50.8 million, respectively.

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet*	Sheet	Total
September 30, 2014
Real estate and investment funds	$20,228	$2,741	$421	$3,162
Affordable housing partnerships	438	438	-	438
Other	615	31	-	31
Total	$21,281	$3,210	$421	$3,631
December 31, 2013
Real estate and investment funds	$17,572	$2,343	$289	$2,632
Affordable housing partnerships	478	477	-	477
Other	708	37	-	37
Total	$18,758	$2,857	$289	$3,146

*  At September 30, 2014 and December 31, 2013, $3.2 billion and $2.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the notional amounts and fair values of our derivative instruments:

	September 30, 2014				December 31, 2013
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value(a)	Amount	Value(a)	Amount	Value(a)	Amount	Value(a)
Derivatives designated as
hedging instruments:
Interest rate contracts	$-	$-	$25	$1	$-	$-	$112	$15
Foreign exchange contracts	327	12	1,645	164	-	-	1,857	190
Equity contracts	99	1	8	1	-	-	-	-
Derivatives not designated
as hedging instruments:
Interest rate contracts	47,090	2,823	37,613	2,783	50,897	3,771	59,585	3,849
Foreign exchange contracts	13,965	1,052	9,456	1,339	1,774	52	3,789	129
Equity contracts(b)	8,373	220	38,420	1,113	29,296	413	9,840	524
Commodity contracts	15	-	12	5	17	1	13	5
Credit contracts	30	20	5,688	1,038	70	55	15,459	1,335
Other contracts(c)	35,169	34	636	89	32,440	34	1,408	167
Total derivatives not
designated as hedging
instruments	104,642	4,149	91,825	6,367	114,494	4,326	90,094	6,009
Total derivatives, gross	$105,068	$4,162	$93,503	$6,533	$114,494	$4,326	$92,063	$6,214

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) Notional amount of derivative assets and fair value of derivative assets were both zero at September 30, 2014 and were $23.2 billion and $107 million at December 31, 2013, respectively, related to bifurcated embedded derivatives.  Notional amount of derivative liabilities and fair value of derivative liabilities include $35.6 billion and $1.0 billion, respectively, at September 30, 2014, and $6.7 billion and $424 million, respectively, at December 31, 2013, related to bifurcated embedded derivatives. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets.

(c)  Consists primarily of contracts with multiple underlying exposures.

The following table presents the fair values of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2014				December 31, 2013
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Global Capital Markets derivatives:
AIG Financial Products	$30,619	$2,331	$28,650	$3,020	$41,942	$2,567	$52,679	$3,506
AIG Markets	25,142	1,308	20,959	1,798	12,531	964	23,716	1,506
Total Global Capital Markets derivatives	55,761	3,639	49,609	4,818	54,473	3,531	76,395	5,012
Non-Global Capital Markets derivatives(a)	49,307	523	43,894	1,715	60,021	795	15,668	1,202
Total derivatives, gross	$105,068	4,162	$93,503	6,533	$114,494	4,326	$92,063	6,214
Counterparty netting(b)		(1,769)		(1,769)		(1,734)		(1,734)
Cash collateral(c)		(805)		(1,186)		(820)		(1,484)
Total derivatives, net		1,588		3,578		1,772		2,996
Less: Bifurcated embedded derivatives		-		1,076		107		485
Total derivatives on consolidated
balance sheet		$1,588		$2,502		$1,665		$2,511

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

Collateral posted by us to third parties for derivative transactions was $2.9 billion and $3.2 billion at September 30, 2014 and December 31, 2013, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.0 billion at both September 30, 2014 and December 31, 2013. We generally can repledge or resell this collateral.

Offsetting

We have elected to present all derivative receivables and derivative payables, and the related cash collateral received and paid, on a net basis on our Condensed Consolidated Balance Sheets when a legally enforceable ISDA Master Agreement exists between us and our derivative counterparty. An ISDA Master Agreement is an agreement governing multiple derivative transactions between two counterparties. The ISDA Master Agreement generally provides for the net settlement of all, or a specified group, of these derivative transactions, as well as transferred collateral, through a single payment, and in a single currency, as applicable. The net settlement provisions apply in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions governed by the ISDA Master Agreement.

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

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We use foreign currency denominated debt and cross‑currency interest rate swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non‑U.S. dollar functional currency foreign subsidiaries. We assess the hedge effectiveness and measure the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. For the three- and nine-month periods ended September 30, 2014, we recognized gains of $104 million and $107 million, respectively, and for the three- and nine-month periods ended September 30, 2013, we recognized losses of $108 million and $13 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Interest rate contracts:
Gain recognized in earnings on derivatives(a)	$-	$2	$2	$2
Gain recognized in earnings on hedged items(b)	10	17	85	70
Foreign exchange contracts:(c)
Loss recognized in earnings on derivatives(d)	(76)	(21)	(20)	(61)
Gain recognized in earnings on hedged items(e)	97	19	37	66
Gain (loss) recognized in earnings for amounts excluded from effectiveness testing	9	(2)	(3)	5
Equity contracts:(f)
Gain (loss) recognized in earnings on derivatives	4	-	(10)	-
Gain (loss) recognized in earnings on hedged items	(6)	-	8	-
Gain (loss) recognized in earnings for amounts excluded from effectiveness testing	(2)	-	(2)	-

(a) Includes gains of $1 million recorded in Interest credited to policyholder account balances and $1 million recorded in Net realized capital gains (losses) for the nine-month period ended September 30, 2014.

(b) Includes gains of $10 million and $17 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $37 million and $72 million for the nine-month periods ended September 30, 2014 and 2013, respectively, representing the amortization of debt basis adjustment recorded in Other income and Net realized capital gains (losses) following the discontinuation of hedge accounting. Also includes gains of $50 million for the nine-month period ended September 30, 2014, recorded in Loss on extinguishment of debt, representing the release of debt basis following the repurchase of issued debt that was part of previously discontinued hedge accounting relationships.

(c) Gains and losses recognized in earnings for the ineffective portion and amounts excluded from effectiveness testing, if any, are recorded in Net realized capital gains (losses).

(d) Includes gains of $1 million recorded in Interest credited to policyholder account balances for the three- and nine-month periods ended September 30, 2014. All other gains and losses are recorded in Net realized capital gains (losses).

(e) Includes gains of $14 million and $22 million for the three- and nine-month periods ended September 30, 2014, respectively, representing the amortization of debt basis adjustment recorded in Other income and Net realized capital gains (losses) following the discontinuation of hedge accounting. Also includes losses of $2 million and $3 million for the three- and nine-month periods ended September 30, 2014, respectively, in Interest credited to policyholder account balances. All other gains and losses are recorded in Net realized capital gains (losses).

(f) Gains and losses recognized in earnings are recorded in Net realized capital gains (losses).

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
By Derivative Type:
Interest rate contracts	$222	$35	$409	$(250)
Foreign exchange contracts	253	(83)	276	64
Equity contracts*	(151)	158	(562)	670
Commodity contracts	(2)	(1)	(1)	(3)
Credit contracts	75	52	229	365
Other contracts	44	14	83	74
Total	$441	$175	$434	$920
By Classification:
Policy fees	$74	$56	$210	$149
Net investment income	43	(7)	69	22
Net realized capital gains (losses)	13	200	(302)	200
Other income (losses)	309	(71)	447	560
Policyholder benefits and claims incurred	2	(3)	10	(11)
Total	$441	$175	$434	$920

 *   Includes embedded derivative losses of $64 million and $406 million for the three- and nine-month periods ended September 30, 2014, respectively, and embedded derivative gains of $266 million and $1.0 billion for the three- and nine-month periods ended September 30, 2013, respectively.

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

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the net notional amount (net of all structural subordination below the covered tranches), fair value of derivative (asset) liability before the effects of counterparty netting adjustments and offsetting cash collateral and unrealized market valuation gain (loss) of the super senior credit default swap portfolio by asset class:

			Fair Value of		Unrealized Market
	Net Notional Amount at		Derivative Liability at		Valuation Gain
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Arbitrage:
Multi-sector CDOs(a)	2,769	3,257	989	1,249	63	49	201	330
Corporate debt/CLOs(b)(c)	2,715	11,832	6	28	12	5	22	26
Total	$5,484	$15,089	$995	$1,277	$75	$54	$223	$356

(a) During the nine-month period ended September 30, 2014, we paid $59 million to counterparties with respect to multi‑sector CDOs, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss. Collateral postings with regards to multi‑sector CDOs were $899 million and $1.1 billion at September 30, 2014 and December 31, 2013, respectively.

(b) Corporate debt/Collateralized Loan Obligations (CLOs) include $790 million and $1.0 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at September 30, 2014 and December 31, 2013, respectively. Collateral postings with regards to Corporate debt/CLOs were $182 million and $353 million at September 30, 2014 and December 31, 2013, respectively.

(c) On July 17, 2014, GCM terminated Corporate Debt Super Senior CDSs with a notional amount of $8.8 billion.

The expected weighted average maturity of the super senior credit derivative portfolios as of September 30, 2014 was five years for the multi‑sector CDO arbitrage portfolio and three years for the corporate debt/CLO portfolio.

Because of long‑term maturities of the CDSs in the arbitrage portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the super senior credit default swap portfolio.

Written Single Name Credit Default Swaps

We have legacy credit default swap contracts referencing single‑name exposures written on corporate, index and asset‑backed credits with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long‑short strategy to earn the net spread between CDSs written and purchased. At September 30, 2014 and December 31, 2013, the net notional amounts of these written CDS contracts were $205 million and $373 million, respectively, including  ABS CDS transactions purchased from a liquidated multi‑sector super senior CDS transaction. These exposures were partially hedged by purchasing offsetting CDS contracts of $30 million and $50 million in net notional amounts at September 30, 2014 and December 31, 2013, respectively. The net unhedged positions of $175 million and $323 million at September 30, 2014 and December 31, 2013, respectively, represent the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts was three years at both September 30, 2014 and December 31, 2013. At September 30, 2014 and December 31, 2013, the fair values of derivative liabilities (which represents the carrying value) of the portfolio of CDS were $23 million and $32 million, respectively.

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

These CDS contracts were written under ISDA Master Agreements. The majority of these ISDA Master Agreements include credit support annexes (CSAs) that provide for collateral postings that may vary at various ratings and threshold levels. At September 30, 2014 and December 31, 2013, net collateral posted by us under these contracts was $26 million and $38 million, respectively, prior to offsets for other transactions.

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

In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, credit default swaps and purchasing investments with embedded derivatives, such as equity‑linked notes and convertible bonds.

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk‑related contingent features that were in a net liability position at September 30, 2014 and December 31, 2013, was approximately $2.8 billion and $2.6 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2014 and December 31, 2013, was $3.6 billion and $3.1 billion, respectively.

We estimate that at September 30, 2014, based on our outstanding financial derivative transactions, a one‑notch downgrade of our long‑term senior debt ratings to BBB+ by Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw‑Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one‑notch downgrade to Baa2 by Moody’s Investors’ Service, Inc. (Moody’s) and an additional one‑notch downgrade to BBB by S&P would result in approximately $48 million in additional collateral postings and termination payments, and a further one‑notch downgrade to Baa3 by Moody’s and BBB‑ by S&P would result in approximately $190 million in additional collateral postings and termination payments.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of September 30, 2014. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could significantly differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were $6.1 billion and $6.4 billion at September 30, 2014 and December 31, 2013, respectively. These securities have par amounts of $12.1 billion and $13.4 billion at September 30, 2014 and December 31, 2013, respectively, and have remaining stated maturity dates that extend to 2052.

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

On July 15, 2014, lead plaintiffs and all defendants except AIG’s outside auditors accepted a mediator’s proposal to settle the Consolidated 2008 Securities Litigation for a cash payment by AIG of $960 million (the AIG Settlement).  On August 1, 2014, lead plaintiff and AIG’s outside auditors accepted a mediator’s proposal to resolve the Consolidated 2008 Securities Litigation for a cash payment by the outside auditors (the Auditor Settlement and, collectively with the AIG Settlement, the Settlement). On October 7, 2014, the Court granted lead plaintiff’s Motion for Preliminary Approval of Settlement and Approval of Notice to the Class and scheduled a final settlement approval hearing for March 20, 2015. The Settlement remains subject to notice to the class and final approval by the Court. On October 22, 2014, AIG made a cash payment of $960 million, which is being held in escrow pending final approval of the AIG Settlement and which will be returned if the AIG Settlement is not approved.  The AIG Settlement amount has been accrued.

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

On November 20, 2012, defendants filed motions to dismiss the consolidated second amended complaint. On June 26, 2014, the Court issued an order denying defendants’ motions to dismiss in light of the U.S. Supreme Court’s decision in Fifth Third Bancorp v. Dudenhoeffer, No. 12-751 (U.S. June 25, 2014), which rejected the presumption of prudence in favor of ERISA fiduciaries that many courts had previously applied.  The Court’s order required the parties to meet and confer concerning the impact of the Fifth Third Bancorp case and the possibility of settlement. On September 10, 2014, plaintiffs’ counsel filed a letter with the Court on behalf of all parties, informing the Court that the parties had agreed to schedule a mediation to explore the

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

possibility of settlement. The parties have scheduled a mediation in November 2014. On September 12, 2014, Judge Swain issued an order extending defendants’ time to respond to the second amended complaint to December 12, 2014.

As of November 3, 2014, discovery is ongoing, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens. On July 12, 2010, the Court adjourned a hearing on the motion pending a decision by the Supreme Court of Canada in a pair of actions captioned Club Resorts Ltd. v. Van Breda 2012 SCC 17. On April 18, 2012, the Supreme Court of Canada clarified the standard for determining jurisdiction over foreign and out‑of‑province defendants, such as AIG, by holding that a defendant must have some form of “actual,” as opposed to a merely “virtual,” presence to be deemed to be “doing business” in the jurisdiction. The Supreme Court of Canada also suggested that in future cases, defendants may contest jurisdiction even when they are found to be doing business in a Canadian jurisdiction if their business activities in the jurisdiction are unrelated to the subject matter of the litigation. The matter has been stayed pending further developments in the Consolidated 2008 Securities Litigation. Plaintiff has not yet moved to lift the stay.

In plaintiff’s proposed statement of claim, plaintiff alleged general and special damages of $500 million and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of November 3, 2014, the Court has not determined whether it has jurisdiction or granted plaintiff’s application to file a statement of claim, no merits discovery has occurred and the action has been stayed. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

In the SICO Treasury Action, the only claims naming AIG as a party (as a nominal defendant) are derivative claims on behalf of AIG. On September 21, 2012, SICO made a pre‑litigation demand on our Board demanding that we pursue the derivative claims or allow SICO to pursue the claims on our behalf. On January 9, 2013, our Board unanimously refused SICO’s demand in its entirety and on January 23, 2013, counsel for the Board sent a letter to counsel for SICO describing the process by which our Board considered and refused SICO’s demand and stating the reasons for our Board’s determination.

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

While no longer a party to the SICO Treasury Action, AIG understands that SICO is seeking significant damages. Trial in the SICO Treasury Action began in the Court of Federal Claims on September 29, 2014.

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

False Claims Act Complaint

On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a first amended complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The first amended complaint alleged that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and Maiden Lane II LLC (ML II) and Maiden Lane III LLC entities (the Maiden Lane Interests) through, among other things, misrepresenting AIG’s ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The first amended complaint sought unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys’ fees, costs and expenses. The complaint and the first amended complaint were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the first amended complaint on AIG on July 11, 2011. On April 19, 2013, the Court granted AIG’s motion to dismiss, dismissing the first amended complaint in its entirety, without prejudice, giving the Relators the opportunity to file a second amended complaint. On May 24, 2013, the Relators filed a second amended complaint, which attempted to plead the same claims as the prior complaints and did not specify an amount of alleged damages. AIG and its co-defendants filed motions to dismiss the second amended complaint on August 9, 2013. On March 29, 2014, the Court dismissed the second amended complaint with prejudice. On April 30, 2014, the Relators filed a Notice of Appeal to the Ninth Circuit. We are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

On August 15, 2012, the trial court entered an order granting plaintiffs’ motion for class certification, and on September 12, 2014, the Alabama Supreme Court affirmed that order. AIG and the other defendants have petitioned for rehearing of that decision.  Absent further review of the class certification order, the matter will return to the trial court for general discovery (which has not yet commenced) and adjudication of the merits. AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

Industry‑wide examinations conducted by the Minnesota Department of Insurance and the Department of Housing and Urban Development (HUD) on captive reinsurance practices by lenders and mortgage insurance companies, including UGC, have been ongoing for several years. In 2011, the Consumer Financial Protection Bureau (CFPB) assumed responsibility for violations of the Real Estate Settlement Procedures Act from HUD, and assumed HUD’s aforementioned ongoing investigation. UGC and the CFPB reached a settlement, entered on April 8, 2013 by the United States District Court for the Southern District of Florida, where UGC consented to discontinue its remaining captive reinsurance practices and to pay a civil monetary penalty of $4.5 million to the CFPB. The settlement includes a release for all liability related to UGC’s captive reinsurance practices and resolves the CFPB’s investigation. On January 31, 2014, PHH Corp. and various affiliates (all non-parties to the action and the consent order) filed a motion to reopen the case and to intervene therein for the limited purpose of obtaining a declaratory judgment enforcing the consent order.  UGC opposed this request, and on March 10, 2014, the Court denied PHH Corp.’s motion.  PHH Corp. has appealed to the Eleventh Circuit.

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

UGC has received a proposed consent order from the Minnesota Commissioner of Commerce (the MN Commissioner) which alleges that UGC violated the Real Estate Settlement Procedures Act and other state laws in connection with its practices with captive reinsurance companies owned by lenders. UGC is engaged in discussions with the MN Commissioner with respect to the terms of the proposed consent order. UGC cannot predict if or when a consent order may be entered into or, if entered into, what the terms of the final consent order will be. UGC is also currently subject to civil litigation relating to its placement of reinsurance with captives owned by lenders, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

AIG is responding to subpoenas from the New York Department of Financial Services (NYDFS) and the Manhattan District Attorney’s Office (NYDA) relating to AIG’s formerly wholly owned subsidiaries, ALICO and Delaware American Life Insurance Company (DelAm), and other related business units, which were sold by AIG to MetLife in November 2010.  The inquiries relate to whether ALICO, DelAm and their representatives conducted insurance business in New York over an extended period of time without a license, and whether certain representations by ALICO concerning its activities in New York were accurate. On or about March 31, 2014, a consent order between MetLife and the NYDFS, whereby MetLife agreed to pay $50 million, and a deferred prosecution agreement with the NYDA, whereby MetLife agreed to pay $10 million, were announced. AIG was not a party to either settlement. The consent order between the NYDFS and MetLife made certain findings, including that former AIG subsidiaries and affiliates conducted insurance business in New York without a license and that ALICO, while operating as a subsidiary of AIG, made misrepresentations and omissions concerning its insurance business activities in New York to NYDFS’s predecessor agency, the New York State Department of Insurance.  The NYDFS also found in the consent order that AIG had violated the New York Insurance Law. On April 3, 2014, AIG filed a complaint against the NYDFS and NYDFS Superintendent Benjamin Lawsky in the Southern District of New York, seeking declaratory and injunctive relief on the basis that the NYDFS’s interpretation of the New York Insurance Law is unconstitutional under the Due Process and Commerce Clauses, as well as the First Amendment, of the U.S. Constitution. Defendants filed a motion to dismiss the federal complaint on May 16, 2014.  Thereafter, on June 2, 2014, AIG filed its First Amended Complaint to account for new statutory provisions raised for the first time in Defendants’ motion to dismiss. Defendants’ motion to dismiss the amended complaint was filed on June 20, 2014 and has been fully briefed.  On October 31, 2014, AIG and NYDFS entered into a Consent Order, whereby AIG agreed to pay $35 million and dismiss the federal lawsuit in exchange for NYDFS’s agreement to discontinue its inquiry.

On May 12, 2010, a complaint was filed under seal in the Southern District of New York by an individual (Relator) seeking to assert claims on behalf of the United States against AIG under the False Claims Act. The Relator filed also under seal a first amended complaint on July 28, 2011. The complaint and the first amended complaint were initially filed and maintained under seal while the United States considered whether to intervene in the action, and on or about October 29, 2013, after the United States declined to intervene, the District Court ordered the complaint be unsealed 30 days after the entry of the order. The case, however, was not unsealed until May 9, 2014. The Relator thereafter served his second amended complaint on AIG on May 23, 2014. The second amended complaint alleges that AIG made false statements relevant to the valuation of two of its former subsidiaries, ALICO and American International Assurance Limited (AIA), in connection with agreements under which interests in those subsidiaries were transferred to the FRBNY in exchange for a $25 billion decrease in the amount owed to the FRBNY under the FRBNY Credit Facility. Specifically, it alleges that AIG falsely told the federal government that ALICO and AIA had the licenses they needed to conduct their business and were in compliance with applicable laws and regulations.  AIG’s response to the second amended complaint is due on December 22, 2014.

As previously disclosed, a state regulatory agency has requested additional information relating to the unwinding of a position on which we realized gains of $196 million in the nine-month period ended September 30, 2014.

Legal Reserves

We recorded increases in our legal reserve liability of $5 million and $503 million in the three- and nine-month periods ended September 30, 2014, respectively.

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

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.5 billion at September 30, 2014.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at September 30, 2014 was $238 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

In connection with the indemnity obligations described above, approximately $19 million of proceeds from the sale of ALICO remained in escrow as of September 30, 2014.

Other

•     See Note 4 for a discussion about the AerCap Revolving Credit Facility.

•     See Note 8 for commitments and guarantees associated with VIEs.

•     See Note 9 for disclosures about derivatives.

•     See Note 16 for additional disclosures about guarantees of outstanding debt.

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. EQUITY

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Nine Months Ended September 30, 2014
Shares, beginning of year	1,906,645,689	(442,582,366)	1,464,063,323
Shares issued	25,803	1,143	26,946
Shares repurchased	-	(60,317,318)	(60,317,318)
Shares, end of period	1,906,671,492	(502,898,541)	1,403,772,951

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

On March 25, 2014, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on March 11, 2014. On June 24, 2014, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on June 10, 2014. On September 25, 2014, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on September 11, 2014.

See Note 19 to the Consolidated Financial Statements in the 2013 Annual Report for a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries.

Repurchase of AIG Common Stock

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. On February 13, 2014, our Board of Directors authorized an increase to the August 1, 2013 repurchase authorization of AIG Common Stock of $1.0 billion. On June 5, 2014, our Board of Directors authorized an additional increase to the August 1, 2013 repurchase authorization of AIG Common Stock of $2.0 billion.

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We repurchased approximately 60 million shares of AIG Common Stock during the nine-month period ended September 30, 2014, for an aggregate purchase price of approximately $3.4 billion. As of September 30, 2014, less than $1 million remained under our repurchase authorization.

In the second and third quarters of 2014, we executed three accelerated stock repurchase (ASR) agreements with third-party financial institutions. The total number of shares of AIG Common Stock repurchased in the nine-month period ended September 30, 2014, and the aggregate purchase price of those shares, each as set forth above, reflect our payment of approximately $1.7 billion in the aggregate under the ASR agreements and the receipt of approximately 27 million shares of AIG Common Stock in the aggregate, including the initial receipt of 70 percent of the total notional share equivalent, or approximately 8.8 million shares of AIG Common Stock, under an ASR agreement executed in September 2014. That ASR agreement settled in October 2014, at which time we received approximately 3.9 million additional shares of AIG Common Stock based on a formula specified by the terms of the ASR agreement.

The timing of any future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Recognized
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Change in Retirement Plan Liabilities Adjustment

(in millions)					Total
Balance, December 31, 2013, net of tax	$936	$6,789	$(952)	$(413)	$6,360
Change in unrealized appreciation of investments	268	6,330	-	-	6,598
Change in deferred acquisition costs adjustment and other	61	(433)	-	-	(372)
Change in future policy benefits	(114)	(781)	-	-	(895)
Change in foreign currency translation adjustments	-	-	(149)	-	(149)
Net actuarial gain	-	-	-	40	40
Prior service cost	-	-	-	(36)	(36)
Change in deferred tax asset (liability)	(41)	(144)	(40)	9	(216)
Total other comprehensive income (loss)	174	4,972	(189)	13	4,970
Noncontrolling interests	-	(1)	-	-	(1)
Balance, September 30, 2014, net of tax	$1,110	$11,762	$(1,141)	$(400)	$11,331

Balance, December 31, 2012, net of tax	$575	$13,446	$(403)	$(1,044)	$12,574
Change in unrealized appreciation (depreciation) of investments	314	(13,048)	-	-	(12,734)
Change in deferred acquisition costs adjustment and other	(108)	939	-	-	831
Change in future policy benefits	80	2,727	-	-	2,807
Change in foreign currency translation adjustments	-	-	(709)	-	(709)
Net actuarial gain	-	-	-	94	94
Prior service cost	-	-	-	(39)	(39)
Change in deferred tax asset (liability)	(114)	3,714	82	(20)	3,662
Total other comprehensive income (loss)	172	(5,668)	(627)	35	(6,088)
Noncontrolling interests	-	(16)	(7)	-	(23)
Balance, September 30, 2013, net of tax	$747	$7,794	$(1,023)	$(1,009)	$6,509

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the other comprehensive income reclassification adjustments for the three- and nine-month periods ended September 30, 2014 and 2013:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Recognized
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Change in Retirement Plan Liabilities Adjustment

(in millions)					Total
Three Months Ended September 30, 2014
Unrealized change arising during period	$132	$(575)	$(120)	$(8)	$(571)
Less: Reclassification adjustments
included in net income	9	12	-	1	22
Total other comprehensive income (loss),
before income tax expense (benefit)	123	(587)	(120)	(9)	(593)
Less: Income tax expense (benefit)	64	(419)	(42)	(15)	(412)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$59	$(168)	$(78)	$6	$(181)
Three Months Ended September 30, 2013
Unrealized change arising during period	$(30)	$(652)	$(143)	$(44)	$(869)
Less: Reclassification adjustments
included in net income	1	219	-	(22)	198
Total other comprehensive loss,
before income tax benefit	(31)	(871)	(143)	(22)	(1,067)
Less: Income tax expense (benefit)	(8)	(437)	(94)	4	(535)
Total other comprehensive loss,
net of income tax expense (benefit)	$(23)	$(434)	$(49)	$(26)	$(532)
Nine Months Ended September 30, 2014
Unrealized change arising during period	$242	$5,522	$(149)	$3	$5,618
Less: Reclassification adjustments
included in net income	27	406	-	(1)	432
Total other comprehensive income (loss),
before income tax expense (benefit)	215	5,116	(149)	4	5,186
Less: Income tax expense (benefit)	41	144	40	(9)	216
Total other comprehensive income (loss),
net of income tax expense (benefit)	$174	$4,972	$(189)	$13	$4,970
Nine Months Ended September 30, 2013
Unrealized change arising during period	$342	$(8,784)	$(709)	$(18)	$(9,169)
Less: Reclassification adjustments
included in net income	56	598	-	(73)	581
Total other comprehensive income (loss),
before income tax expense (benefit)	286	(9,382)	(709)	55	(9,750)
Less: Income tax expense (benefit)	114	(3,714)	(82)	20	(3,662)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$172	$(5,668)	$(627)	$35	$(6,088)

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income

	Three Months Ended September 30,
(in millions)	2014	2013
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were recognized

Investments	$9	$1	Other realized capital gains
Total	9	1	-
Unrealized appreciation (depreciation) of all other investments
Investments	117	501	Other realized capital gains
Deferred acquisition costs adjustment	(40)	(39)	Amortization of deferred acquisition costs
Future policy benefits	(65)	(243)	Policyholder benefits and claims incurred
Total	12	219
Change in retirement plan liabilities adjustment
Prior-service costs	11	13	*
Actuarial gains/(losses)	(10)	(35)	*
Total	1	(22)
Total reclassifications for the period	$22	$198
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income

	Nine Months Ended September 30,
(in millions)	2014	2013
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were recognized

Investments	$27	$56	Other realized capital gains
Total	27	56
Unrealized appreciation (depreciation) of all other investments
Investments	528	2,093	Other realized capital gains
Deferred acquisition costs adjustment	(35)	(33)	Amortization of deferred acquisition costs
Future policy benefits	(87)	(1,462)	Policyholder benefits and claims incurred
Total	406	598
Change in retirement plan liabilities adjustment
Prior-service costs	35	35	*
Actuarial gains/(losses)	(36)	(108)	*
Total	(1)	(73)	-
Total reclassifications for the period	$432	$581	-

 *   These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 to the Condensed Consolidated Financial Statements.

Item 1 / NOTE 12. NONCONTROLLING INTERESTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. NONCONTROLLING INTERESTS

The following table presents a rollforward of noncontrolling interests:

	Redeemable	Non-redeemable
	Noncontrolling	Noncontrolling
(in millions)	Interests	Interests
Nine Months Ended September 30, 2014
Balance, beginning of year	$30	$611
Contributions from noncontrolling interests	1	13
Distributions to noncontrolling interests	-	(78)
Deconsolidation	(31)	(123)
Comprehensive income (loss):
Net income (loss)	-	(25)
Unrealized losses on investments	-	(1)
Total other comprehensive
income (loss), net of tax	-	(1)
Total comprehensive income (loss)	-	(26)
Other	-	5
Balance, end of period	$-	$402
Nine Months Ended September 30, 2013
Balance, beginning of year	$334	$667
Contributions from noncontrolling interests	48	25
Distributions to noncontrolling interests	(153)	(37)
Consolidation (deconsolidation)	(146)	1
Comprehensive income (loss):
Net income	-	12
Unrealized losses on investments	(15)	-
Foreign currency translation adjustments	(2)	(6)
Total other comprehensive
loss, net of tax	(17)	(6)
Total comprehensive income (loss)	(17)	6
Other	-	(6)
Balance, end of period	$66	$656

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2014	2013	2014	2013
Numerator for EPS:
Income from continuing operations	$2,199	$2,148	$6,864	$7,046
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	9	(40)	(25)	12
Income attributable to AIG common shareholders from continuing operations	2,190	2,188	6,889	7,034
Income (loss) from discontinued operations, net of income tax expense	2	(18)	(15)	73
Net income attributable to AIG common shareholders	2,192	2,170	6,874	7,107
Denominator for EPS:
Weighted average shares outstanding - basic	1,419,239,774	1,475,053,126	1,440,148,774	1,476,007,034
Dilutive shares	22,828,068	10,269,732	19,334,459	5,403,839
Weighted average shares outstanding - diluted*	1,442,067,842	1,485,322,858	1,459,483,233	1,481,410,873
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.54	$1.48	$4.78	$4.77
Income (loss) from discontinued operations	$-	$(0.01)	$(0.01)	$0.05
Net income attributable to AIG	$1.54	$1.47	$4.77	$4.82
Diluted:
Income from continuing operations	$1.52	$1.47	$4.72	$4.75
Income (loss) from discontinued operations	$-	$(0.01)	$(0.01)	$0.05
Net income attributable to AIG	$1.52	$1.46	$4.71	$4.80

*    Dilutive shares are calculated using the treasury stock method and include dilutive shares from share‑based employee compensation plans, a weighted average portion of the warrants issued to AIG shareholders as part of the recapitalization in January 2011 and a weighted average portion of the warrants issued to the Department of the Treasury in 2009 that we repurchased in the first quarter of 2013. The number of shares excluded from diluted shares outstanding was 0.3 million for both the three- and nine-month periods ended September 30, 2014, and 0.4 million and 51 million for the three- and nine-month periods ended September 30, 2013, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

Item 1 / NOTE 14. EMPLOYEE BENEFITS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. EMPLOYEE BENEFITS

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended September 30, 2014
Components of net periodic benefit cost:
Service cost	$42	$11	$53	$1	$-	$1
Interest cost	57	7	64	2	1	3
Expected return on assets	(73)	(6)	(79)	-	-	-
Amortization of prior service (credit) cost	(8)	(1)	(9)	(3)	-	(3)
Amortization of net (gain) loss	9	2	11	-	-	-
Net periodic benefit cost	$27	$13	$40	$-	$1	$1
Three Months Ended September 30, 2013
Components of net periodic benefit cost:
Service cost	$71	$12	$83	$1	$1	$2
Interest cost	53	7	60	2	-	2
Expected return on assets	(64)	(4)	(68)	-	-	-
Amortization of prior service (credit) cost	(8)	(1)	(9)	(3)	-	(3)
Amortization of net (gain) loss	40	3	43	(1)	-	(1)
Net periodic benefit cost	$92	$17	$109	$(1)	$1	$-
Nine Months Ended September 30, 2014
Components of net periodic benefit cost:
Service cost	$130	$32	$162	$3	$1	$4
Interest cost	171	22	193	7	2	9
Expected return on assets	(215)	(17)	(232)	-	-	-
Amortization of prior service (credit) cost	(25)	(2)	(27)	(8)	-	(8)
Amortization of net (gain) loss	31	6	37	-	-	-
Net periodic benefit cost	$92	$41	$133	$2	$3	$5
Nine Months Ended September 30, 2013
Components of net periodic benefit cost:
Service cost	$159	$36	$195	$4	$3	$7
Interest cost	151	22	173	6	1	7
Expected return on assets	(193)	(14)	(207)	-	-	-
Amortization of prior service (credit) cost	(25)	(2)	(27)	(8)	-	(8)
Amortization of net (gain) loss	106	9	115	-	-	-
Net periodic benefit cost	$198	$51	$249	$2	$4	$6

For the nine-month period ended September 30,  2014, we contributed $163 million to our U.S. and non-U.S. pension plans and estimate that we will contribute an additional $14 million for the remainder of 2014. These estimates are subject to change because contribution decisions are affected by various factors, including our liquidity, market performance and management discretion.

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

Interim Tax Expense (Benefit)

For the three- and nine-month periods ended September 30, 2014, the effective tax rate on income from continuing operations was 27.2 percent and 29.8 percent, respectively. The effective tax rate for the three- and nine-month periods ended September 30, 2014 on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income, income excludible from gross income related to the global resolution of certain residential mortgage-related disputes and a decrease in AIG Life and Retirement’s capital loss carryforward valuation allowance.

For the three- and nine-month periods ended September 30, 2013, the effective tax rate on income from continuing operations was (82.3) percent and 2.4 percent, respectively.  The effective tax rate for the three- and nine-month periods ended September 30, 2013 on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income, effective settlements of certain uncertain tax positions, and decreases primarily in AIG Life and Retirement’s capital loss carryforward valuation allowance and certain other valuation allowances associated with foreign jurisdictions. The decrease in the capital loss carryforward valuation allowance was primarily attributable to the actual and projected gains on sales of AIG Life and Retirement’s available-for-sale securities. For the nine-month period ended September 30, 2013, these items were partially offset by changes in uncertain tax positions.

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

As a result of sales in the ordinary course of business to manage our investment portfolio and the implementation of prudent and feasible tax planning strategies, during the three month period ended September 30, 2014, remaining  AIG Life and Retirement capital loss carryforwards were realized prior to their expiration. This, together with the changes in market conditions, resulted in a conclusion that deferred tax assets related to unrealized tax losses in AIG Life and Retirement’s available for sale portfolio will more-likely-than-not be realized.  Accordingly, the related deferred tax asset valuation allowance was released.

For the three-month period ended September 30, 2014, we recognized a $206 million decrease to our deferred tax asset valuation allowance associated with AIG Life and Retirement’s capital loss carryforwards and unrealized tax losses in AIG Life and Retirement’s available for sale portfolio, of which $22 million was allocated to income from continuing operations and $184 million was allocated to other comprehensive income.

For the nine-month period ended September 30, 2014, we recognized a $1.8 billion decrease to our deferred tax asset valuation allowance associated with AIG Life and Retirement’s capital loss carryforwards and unrealized tax losses in AIG Life and Retirement’s available for sale portfolio, of which $161 million was allocated to income from continuing operations and $1.7 billion was allocated to other comprehensive income.

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

Accounting for Uncertainty in Income Taxes

At September 30, 2014 and December 31, 2013, our unrecognized tax benefits, excluding interest and penalties, were $4.5 billion and $4.3 billion, respectively.  At  September 30, 2014 and December 31, 2013, our unrecognized tax benefits included $0.2 billion and $0.1 billion, respectively,  related to tax positions that if recognized would not affect the effective tax rate because they relate to the timing, rather than the permissibility, of the deduction. Accordingly, at September 30, 2014 and December 31, 2013, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.3 billion and $4.2 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At September 30, 2014 and December 31, 2013, we had accrued liabilities of $1.0 billion and $1.1 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine-month periods ended September 30, 2014 and 2013, we accrued expense (benefit) of $(64) million and $(45) million, respectively, for the payment of interest (net of the federal benefit) and penalties.

We regularly evaluate adjustments proposed by taxing authorities. At September 30, 2014, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be

Item 1 / NOTE 15. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

The following condensed consolidating financial statements reflect the results of AIG Life Holdings, Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
September 30, 2014
Assets:
Short-term investments	$9,290	$-	$8,930	$(368)	$17,852
Other investments(a)	11,785	-	336,797	-	348,582
Total investments	21,075	-	345,727	(368)	366,434
Cash	112	9	1,812	-	1,933
Loans to subsidiaries(b)	33,081	-	630	(33,711)	-
Investment in consolidated subsidiaries(b)	67,156	38,647	-	(105,803)	-
Other assets, including deferred income taxes	23,939	725	138,999	(4,840)	158,823
Total assets	$145,363	$39,381	$487,168	$(144,722)	$527,190
Liabilities:
Insurance liabilities	$-	$-	$273,262	$-	$273,262
Long-term debt	25,613	1,132	9,478	-	36,223
Other liabilities, including intercompany balances(a)(c)	9,852	708	103,401	(5,239)	108,722
Loans from subsidiaries(b)	1,317	-	32,475	(33,792)	-
Total liabilities	36,782	1,840	418,616	(39,031)	418,207
Redeemable noncontrolling interests (see Note 12)	-	-	-	-	-
Total AIG shareholders’ equity	108,581	37,541	68,150	(105,691)	108,581
Non-redeemable noncontrolling interests	-	-	402	-	402
Total equity	108,581	37,541	68,552	(105,691)	108,983
Total liabilities and equity	$145,363	$39,381	$487,168	$(144,722)	$527,190

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

(b) Eliminated in consolidation.

(c)  For September 30, 2014 and December 31, 2013, includes intercompany tax payable of $3.3 billion and $1.4 billion, respectively, and intercompany derivative liabilities of $302 million and $249 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $83 million and $98 million, respectively, for AIGLH.

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended September 30, 2014
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,661	$1,315	$-	$(3,976)	$-
Other income	615	-	16,118	(79)	16,654
Total revenues	3,276	1,315	16,118	(4,055)	16,654
Expenses:
Interest expense	378	22	62	(32)	430
Loss on extinguishment of debt	682	-	60	-	742
Other expenses	284	61	12,153	(35)	12,463
Total expenses	1,344	83	12,275	(67)	13,635
Income (loss) from continuing operations before income tax
expense (benefit)	1,932	1,232	3,843	(3,988)	3,019
Income tax expense (benefit)	(261)	(33)	1,117	(3)	820
Income (loss) from continuing operations	2,193	1,265	2,726	(3,985)	2,199
Income (loss) from discontinued operations, net of income taxes	(1)	-	3	-	2
Net income (loss)	2,192	1,265	2,729	(3,985)	2,201
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	9	-	9
Net income (loss) attributable to AIG	$2,192	$1,265	$2,720	$(3,985)	$2,192
Three Months Ended September 30, 2013
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,992	$1,368	$-	$(3,360)	$-
Other income	64	1	15,984	(105)	15,944
Total revenues	2,056	1,369	15,984	(3,465)	15,944
Expenses:
Interest expense	465	29	59	(37)	516
Loss on extinguishment of debt	81	-	-	-	81
Other expenses	668	3	13,529	(31)	14,169
Total expenses	1,214	32	13,588	(68)	14,766

Income (loss) from continuing operations before income tax
expense (benefit)	842	1,337	2,396	(3,397)	1,178
Income tax expense (benefit)	(1,328)	(13)	384	(13)	(970)
Income (loss) from continuing operations	2,170	1,350	2,012	(3,384)	2,148
Loss from discontinued operations, net of income taxes	-	-	(18)	-	(18)
Net income (loss)	2,170	1,350	1,994	(3,384)	2,130
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(40)	-	(40)
Net income (loss) attributable to AIG	$2,170	$1,350	$2,034	$(3,384)	$2,170

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Nine Months Ended September 30, 2014
Revenues:
Equity in earnings of consolidated subsidiaries*	$8,149	$2,789	$-	$(10,938)	$-
Other income	1,094	-	48,040	(263)	48,871
Total revenues	9,243	2,789	48,040	(11,201)	48,871
Expenses:
Interest expense	1,210	80	180	(98)	1,372
Loss on extinguishment of debt	987	-	77	(50)	1,014
Other expenses	1,310	79	35,439	(115)	36,713
Total expenses	3,507	159	35,696	(263)	39,099
Income (loss) from continuing operations before income tax
expense (benefit)	5,736	2,630	12,344	(10,938)	9,772
Income tax expense (benefit)	(1,137)	(54)	4,121	(22)	2,908
Income (loss) from continuing operations	6,873	2,684	8,223	(10,916)	6,864
Income (loss) from discontinued operations, net of income taxes	1	-	(16)	-	(15)
Net income (loss)	6,874	2,684	8,207	(10,916)	6,849
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(25)	-	(25)
Net income (loss) attributable to AIG	$6,874	$2,684	$8,232	$(10,916)	$6,874
Nine Months Ended September 30, 2013
Revenues:
Equity in earnings of consolidated subsidiaries*	$6,257	$2,792	$-	$(9,049)	$-
Other income	1,031	1	50,558	(258)	51,332
Total revenues	7,288	2,793	50,558	(9,307)	51,332
Expenses:
Interest expense	1,475	97	177	(121)	1,628
Loss on extinguishment of debt	388	-	71	-	459
Other expenses	1,261	74	40,780	(88)	42,027
Total expenses	3,124	171	41,028	(209)	44,114
Income (loss) from continuing operations before income tax
expense (benefit)	4,164	2,622	9,530	(9,098)	7,218
Income tax expense (benefit)	(2,946)	(27)	3,162	(17)	172
Income (loss) from continuing operations	7,110	2,649	6,368	(9,081)	7,046
Income (loss) from discontinued operations, net of income taxes	(3)	-	76	-	73
Net income (loss)	7,107	2,649	6,444	(9,081)	7,119
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	12	-	12
Net income (loss) attributable to AIG	$7,107	$2,649	$6,432	$(9,081)	$7,107

*  Eliminated in consolidation.

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended September 30, 2014
Net income (loss)	$2,192	$1,265	$2,729	$(3,985)	$2,201
Other comprehensive income (loss)	(180)	(259)	(1,885)	2,143	(181)
Comprehensive income (loss)	2,012	1,006	844	(1,842)	2,020
Total comprehensive income attributable to noncontrolling interests	-	-	8	-	8
Comprehensive income (loss) attributable to AIG	$2,012	$1,006	$836	$(1,842)	$2,012
Three Months Ended September 30, 2013
Net income (loss)	$2,170	$1,350	$1,994	$(3,384)	$2,130
Other comprehensive income (loss)	(530)	(299)	(498)	795	(532)
Comprehensive income (loss)	1,640	1,051	1,496	(2,589)	1,598
Total comprehensive loss attributable to noncontrolling interests	-	-	(42)	-	(42)
Comprehensive income (loss) attributable to AIG	$1,640	$1,051	$1,538	$(2,589)	$1,640
Nine Months Ended September 30, 2014
Net income (loss)	$6,874	$2,684	$8,207	$(10,916)	$6,849
Other comprehensive income (loss)	4,971	2,522	1,848	(4,371)	4,970
Comprehensive income (loss)	11,845	5,206	10,055	(15,287)	11,819
Total comprehensive loss attributable to noncontrolling interests	-	-	(26)	-	(26)
Comprehensive income (loss) attributable to AIG	$11,845	$5,206	$10,081	$(15,287)	$11,845
Nine Months Ended September 30, 2013
Net income (loss)	$7,107	$2,649	$6,444	$(9,081)	$7,119
Other comprehensive income (loss)	(6,065)	(4,289)	(6,125)	10,391	(6,088)
Comprehensive income (loss)	1,042	(1,640)	319	1,310	1,031
Total comprehensive loss attributable to noncontrolling interests	-	-	(11)	-	(11)
Comprehensive income (loss) attributable to AIG	$1,042	$(1,640)	$330	$1,310	$1,042

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Cash Flows

	American		Other
	International		Subsidiaries
	Group, Inc.		and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Eliminations	AIG
Nine Months Ended September 30, 2014
Net cash (used in) provided by operating activities	7,228	4,333	(7,204)	4,357
Cash flows from investing activities:
Sales of investments	2,032	-	44,529	46,561
Purchase of investments	(1,257)	-	(41,824)	(43,081)
Loans to subsidiaries - net	(1,687)	-	1,687	-
Contributions to subsidiaries - net	77	-	(77)	-
Net change in restricted cash	(5)	-	(655)	(660)
Net change in short-term investments	2,947	-	(605)	2,342
Other, net	(61)	-	(234)	(295)
Net cash provided by investing activities	2,046	-	2,821	4,867
Cash flows from financing activities:
Issuance of long-term debt	2,489	-	3,338	5,827
Repayments of long-term debt	(7,368)	(165)	(4,028)	(11,561)
Purchase of Common Stock	(3,403)	-	-	(3,403)
Intercompany loans - net	(47)	(279)	326	-
Cash dividends paid	(539)	(3,931)	3,931	(539)
Other, net	(324)	-	399	75
Net cash (used in) provided by financing activities	(9,192)	(4,375)	3,966	(9,601)
Effect of exchange rate changes on cash	-	-	(19)	(19)
Change in cash	82	(42)	(436)	(396)
Cash at beginning of year	30	51	2,160	2,241
Reclassification to assets held for sale	-	-	88	88
Cash at end of period	$112	$9	$1,812	$1,933

Nine Months Ended September 30, 2013
Net cash (used in) provided by operating activities	3,078	3,082	(2,212)	3,948
Cash flows from investing activities:
Sales of investments	1,065	-	57,809	58,874
Purchase of investments	(4,981)	-	(55,861)	(60,842)
Loans to subsidiaries - net	3,491	-	(3,491)	-
Contributions to subsidiaries - net	(240)	(1)	241	-
Net change in restricted cash	428	-	823	1,251
Net change in short-term investments	2,552	-	5,562	8,114
Other, net	194	-	(1,073)	(879)
Net cash (used in) provided by investing activities	2,509	(1)	4,010	6,518

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash flows from financing activities:
Issuance of long-term debt	1,020	-	2,613	3,633
Repayments of long-term debt	(5,866)	(245)	(5,244)	(11,355)
Intercompany loans - net	(89)	(205)	294	-
Purchase of common stock	(192)	-	-	(192)
Cash dividends paid to shareholders	(147)	(2,699)	2,699	(147)
Other, net	(332)	-	(1,079)	(1,411)
Net cash (used in) financing activities	(5,606)	(3,149)	(717)	(9,472)
Effect of exchange rate changes on cash	-	-	(79)	(79)
Change in cash	(19)	(68)	1,002	915
Cash at beginning of year	81	73	997	1,151
Change in cash of businesses held for sale	-	-	(8)	(8)
Cash at end of period	$62	$5	$1,991	$2,058

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American		Other
	International		Subsidiaries
	Group, Inc.		and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Eliminations	AIG
Cash (paid) received during the 2014 period for:
Interest:
Third party	$(1,238)	$(87)	$(1,171)	$(2,496)
Intercompany	(1)	(7)	8	-
Taxes:
Income tax authorities	$(18)	$-	$(596)	$(614)
Intercompany	1,348	-	(1,348)	-
Cash (paid) received during the 2013 period for:
Interest:
Third party	$(1,473)	$(98)	$(1,380)	$(2,951)
Intercompany	(9)	(21)	30	-
Taxes:
Income tax authorities	$(160)	$-	$(218)	$(378)
Intercompany	1,116	(78)	(1,038)	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Nine Months Ended September 30,
(in millions)	2014	2013
Intercompany non-cash financing and investing activities:
Capital contributions
to subsidiaries through forgiveness of loans	$993	$341
Other capital contributions - net	-	523

Item 1 / NOTE 17. SUBSEQUENT EVENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17. SUBSEQUENT EVENTS

Debt Redemptions and Repurchases

On October 27, 2014, we further reduced DIB debt through a redemption of approximately $2.0 billion aggregate principal amount of its 8.250% Notes due 2018 using cash allocated to the DIB.

In addition, since September 30, 2014, we repurchased approximately $2.0 billion aggregate principal amount of debt, including (i) approximately $1.6 billion aggregate principal amount of 8.175% Series A-6 Junior Subordinated Debentures and (ii) approximately $405 million aggregate principal amount of 5.450% Medium-Term Notes, Series MP, Matched Investment Program Due May 18, 2017, which were part of the DIB and were repaid using cash allocated to the DIB.

We paid an aggregate purchase price of approximately $5.1 billion in connection with our redemptions and repurchases of debt since September 30, 2014.

Debt Offering

On October 15, 2014, we issued an additional $750 million aggregate principal amount of 4.500% Notes due 2044.

Dividends Declared and Increase in Share Repurchase Authorization

On November 3, 2014, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on December 18, 2014 to shareholders of record on December 4, 2014. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us.

On October 31, 2014, our Board of Directors increased the aggregate purchase amount authorized under AIG’s August 1, 2013 AIG Common Stock share repurchase authorization by an additional $1.5 billion, resulting in an aggregate remaining authorization of approximately $1.5 billion.

See Note 11 for further discussion.

Legal Settlements

On October 22, 2014, we made a cash payment of $960 million, which is being held in escrow pending final approval of the settlement of the Consolidated 2008 Securities Class Action. See Note 10 for further discussion.

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

•   judgments concerning the recognition of deferred tax assets; and

•   such other factors discussed in:

•   this Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q;

•    Part I, Item 2. MD&A of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014; and

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

•      income (loss) from divested businesses, including:

•      gain on the sale of International Lease Finance Corporation (ILFC); and

•      certain post-acquisition transaction expenses incurred by AerCap Holdings N.V. (AerCap) in connection with its acquisition of ILFC and the difference between expensing AerCap’s maintenance rights assets over the remaining lease term as compared to the remaining economic life of the related aircraft and related tax effects;

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

Item 2 / USE OF NON-GAAP MEASURES

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

•      income (loss) from divested businesses, including Aircraft Leasing; and

•      net (gain) loss on sale of divested businesses, including:

•      gain on the sale of ILFC; and

•      certain post-acquisition transaction expenses incurred by AerCap in connection with its acquisition of ILFC and the difference between expensing AerCap’s maintenance rights assets over the remaining lease term as compared to the remaining economic life of the related aircraft and our share of AerCap’s income taxes.

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

•      AIG Life and Retirement – AIG Life and Retirement offers a comprehensive suite of products and services to individuals and groups, including term life, universal life, A&H, fixed and variable deferred annuities, fixed payout annuities, stable value wrap products, mutual funds and financial planning. AIG Life and Retirement offers its products and services through a diverse, multi-channel distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct-to-consumer platforms.

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

On September 1, 2014, in accordance with AIG’s previously disclosed succession plan, Peter D. Hancock assumed the role of President and Chief Executive Officer of AIG and joined AIG’s Board of Directors.  He succeeded Robert H. Benmosche, who retired and currently serves as an advisor to AIG.  Mr. Hancock has announced his intention to continue the previously announced reorganization of our commercial and consumer insurance businesses, and we continue to finalize elements of the new organization and operating structure.  When the new structure is finalized, the presentation of AIG Property Casualty and AIG Life and Retirement results may be modified and prior periods’ presentation may be revised to conform to the new structure.

Item 2 / EXECUTIVE OVERVIEW

Executive Summary

Financial Performance

AIG Property Casualty pre‑tax operating income increased in the three-month period ended September 30, 2014, compared to the same period in the prior year. Higher net investment income, improved loss experience in Consumer Insurance, a lower Commercial Insurance current accident year loss ratio, as adjusted, and reduced severe losses were partially offset by higher net adverse prior year loss reserve development and higher catastrophe losses. Pre-tax operating income decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to an increase in the frequency of severe losses, higher adverse prior year loss reserve development, higher catastrophe losses and a decrease in net investment income, which were partially offset by improved accident year claim experience in Consumer Insurance.

AIG Life and Retirement pre-tax operating income improved  for the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year, reflecting higher fee income from strong growth in assets under management and higher alternative investment income. The three- and nine-month periods ended September 30, 2014 and 2013 each included a net positive adjustment related to the update of actuarial assumptions. The adjustment in the three- and nine-month periods ended September 30, 2014 included a higher positive adjustment for the update of assumptions used to amortize DAC and related items for the interest-sensitive product lines compared to the same periods in the prior year, which was offset by a reduction in pre-tax operating income in the 2014 periods to record loss recognition expense for certain discontinued long-term care business. Premiums and deposits increased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year, reflecting strong sales of variable and index annuities in the Retirement Income Solutions product line and a deposit for a stable value wrap funding agreement, partially offset by lower sales of Retail Mutual Funds and, in the three-month period, lower sales of Fixed Annuities.

Mortgage Guaranty pre‑tax operating income improved in the three-and nine-month periods ended September 30, 2014 compared to the same periods in the prior year due to an increase in net premiums earned and an increase in favorable prior year loss reserve development. New insurance written decreased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year primarily due to declining levels of mortgage refinancing activity.

Income on our investment portfolio performance improved in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year due to positive performance on bonds for which we elected the fair value option, driven by movements on interest rates and spreads since December 31, 2013, and higher income on alternative investments which continued to benefit from strong equity market performance.

Net realized capital gains  increased in the three-month period ended September 30, 2014 compared to the same period in the prior year due to gains on foreign currency-denominated debt as a result of the strengthening of the U.S. dollar against most foreign currencies.  Net realized capital gains declined in the nine-month period ended September 30, 2014 compared to the same period in the prior year due to lower capital gains from sales of investments related to capital loss carryforward utilization and higher fair value losses on embedded derivatives related to variable annuity guarantee features, net of hedges.

Item 2 / EXECUTIVE OVERVIEW

Our Performance – Selected Indicators

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data and ratios)	2014	2013	2014	2013
Results of operations data:
Total revenues	$16,654	$15,944	$48,871	$51,332
Income from continuing operations	2,199	2,148	6,864	7,046
Net income attributable to AIG	2,192	2,170	6,874	7,107
Net income per common share attributable to AIG (diluted)	1.52	1.46	4.71	4.80
After-tax operating income attributable to AIG	1,745	1,421	5,359	5,058
After-tax operating income per common share attributable
to AIG (diluted)	1.21	0.96	3.67	3.41
Key metrics:
AIG Property Casualty combined ratio	102.0	101.6	100.6	100.5
AIG Property Casualty accident year combined ratio, as adjusted	95.6	98.0	96.6	97.2
AIG Life and Retirement premiums and deposits	$9,662	$8,422	$24,151	$20,767
AIG Life and Retirement assets under management	333,978	304,399	333,978	304,399
Mortgage Guaranty domestic first-lien new insurance written	12,643	14,230	31,305	38,603

			September 30,	December 31,
(in millions, except per share data)			2014	2013
Balance sheet data:
Total assets			$527,190	$541,329
Long-term debt			36,223	41,693
Total AIG shareholders’ equity			108,581	100,470
Book value per common share			77.35	68.62
Book value per common share, excluding AOCI			69.28	64.28

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding accumulated other comprehensive income, which is a non-GAAP measure.  See Use of Non‑GAAP Measures for additional information.

	September 30,	December 31,
(in millions, except per share data)	2014	2013
Total AIG shareholders' equity	$108,581	$100,470
Accumulated other comprehensive income	11,331	6,360
Total AIG shareholders' equity, excluding
accumulated other comprehensive income	$97,250	$94,110

Total common shares outstanding	1,403,772,951	1,464,063,323
Book value per common share	$77.35	$68.62
Book value per common share, excluding
accumulated other comprehensive income	$69.28	$64.28

Item 2 / EXECUTIVE OVERVIEW

Total revenues (in millions)	Income from continuing operations (in millions)

Net income ATTRIBUTABLE TO AIG (in millions)	Net INCOME PER COMMON SHARE ATTRIBUTABLE TO AIG (DILUTED)

after-tax operating income attributable to aig (excludes net realized capital gains and certain other items) (in millions)	Pre-tax operating income by segment (in millions)

Item 2 / EXECUTIVE OVERVIEW

TOTAL ASSETS (in millions)	Long-term debt (in millions)
Total AIG shareholders’ equity (in millions)	Book value per COMMON share and book value per common share excluding AOCI

(a) Excludes significant redemptions, repurchases and issuances subsequent to September 30, 2014. For additional information, see Liquidity and Capital Resources.

(b) Includes operating borrowings of other subsidiaries and consolidated investments and hybrid debt securities.

Liquidity and Capital Resources 2014 Highlights

We reduced our debt in the first nine months of 2014 as a result of maturities, repayments and repurchases of $10.4 billion, of which $5.0 billion is related to DIB redemptions and repurchases.

We maintained financial flexibility in the first nine months of 2014 through $1.5 billion in dividends in the form of cash and fixed maturity securities from AIG Property Casualty and $4.3 billion in cash dividends and loan repayments from AIG Life and Retirement, which included approximately $829 million of legal settlement proceeds.

Our Board of Directors increased our share repurchase authorization of AIG Common Stock, par value $2.50 per share (AIG Common Stock), by an additional $1.5 billion on October 31, 2014, resulting in an aggregate remaining authorization at such time of approximately $1.5 billion of AIG Common Stock.   During the nine-month period ended September 30, 2014, we repurchased approximately 60 million shares of AIG Common Stock for an aggregate purchase price of approximately $3.4 billion. The total number of shares of AIG Common Stock repurchased in the nine-month period ended September 30, 2014, and the aggregate purchase price of these shares, reflect our payment of $1.7 billion in the aggregate under three accelerated stock repurchase (ASR) agreements and our receipt of approximately 27 million shares of AIG Common Stock in the aggregate, including the initial receipt of 70 percent of the total notional share equivalent, or approximately 8.8 million shares of AIG Common Stock, under an ASR Agreement executed in September 2014.

Item 2 / EXECUTIVE OVERVIEW

We paid a cash dividend on AIG Common Stock of $0.125 per share on each of March 25, 2014, June 24, 2014 and September 25, 2014.

Our Board of Directors declared a cash dividend on AIG Common Stock on November 3, 2014 of $0.125 per share, payable on December 18, 2014 to shareholders of record on December 4, 2014.

We received net cash proceeds of approximately $2.4 billion from the sale of ILFC after taking into account the settlement of intercompany loans.  This cash amount is in addition to the 97.6 million newly issued AerCap common shares we received as consideration from the sale.

Investment Highlights

Net investment income increased to $4.0 billion and $12.1 billion for the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods in the prior year.

Net investment income for our insurance operations increased by approximately $202 million for the three-month period ended September 30, 2014, compared to the same period in the prior year due to higher income on alternative investments, which continued to benefit from strong equity market performance. Net investment income for our insurance operations decreased by approximately $57 million for the nine-month period ended September 30, 2014, compared to the same period in the prior year due to lower reinvestment yields and lower income on assets for which we elected the fair value option, partially offset by higher income on alternative investments. While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities and other fixed income securities with favorable risk versus return characteristics to improve yields and increase net investment income.

Net unrealized gains in our available for sale portfolio increased to approximately $18.1 billion as of September 30, 2014 from approximately $11.7 billion as of December 31, 2013 due to a decline in interest rates over the period and the narrowing of investment grade credit spreads, partially offset by the widening of high yield spreads.

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

Item 2 / EXECUTIVE OVERVIEW

AIG Priorities for 2014 and Beyond

AIG is focused on the following priorities for 2014 and beyond:

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

Item 2 / EXECUTIVE OVERVIEW

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

Since the second quarter of 2014, within the U.S. commercial property business, AIG Property Casualty observed continued rate pressure in the U.S. Excess and Surplus lines market, particularly with respect to its natural catastrophe exposed business. AIG Property Casualty continues to differentiate its capacity from its peers through leveraging management’s significant experience with catastrophic events, providing loss prevention expertise and maintaining discipline in pricing to internal targets despite intense competition.

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

AIG Property Casualty discounts loss reserves on certain lines of business, in a manner consistent with rates and factors approved or prescribed on an annual basis by state regulatory authorities. In the fourth quarter of 2014, AIG Property Casualty will seek approval from the authorities to update the discount rate to reflect interest rates then in effect.

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

On August 6, 2014, AIG announced that it has agreed to acquire Ageas Protect Limited (Ageas Protect) from Ageas Group, a Belgium-based international insurer. Total transaction consideration is approximately $293 million, subject to closing adjustments. The transaction is expected to close in the fourth quarter of 2014 or early 2015, pending regulatory approval. Ageas Protect is a leading provider of life protection products in the United Kingdom, offering term life, critical illness, and income protection coverage to consumers.  Ageas Protect will become part of AIG’s global consumer business, which in the United Kingdom offers personal accident, health, and travel insurance coverage to consumers, as well as customized insurance solutions for high net worth individuals through AIG Private Client Group.

Item 2 / EXECUTIVE OVERVIEW

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

AIG Property Casualty also continues to streamline its legal entity structure to enhance transparency for regulators and optimize capital and tax efficiency. The legal entity restructuring initiatives have enhanced AIG Property Casualty’s dividend capacity, reduced required capital, and provided tax benefits. Additionally, the restructurings allow AIG Property Casualty to simplify its reinsurance arrangements, which further facilitates increased capital optimization. In the nine months ended September 30, 2014, AIG Property Casualty completed the integration of its Japan operations through the conversion of the American Home Assurance Company’s Japan branch to a subsidiary of the Japan holding company effective on April 1, 2014.  AIG Property Casualty expects its overall legal entity restructuring to be substantially completed in 2015, subject to regulatory approvals in the relevant jurisdictions.

AIG LifE AND RETIREMENT STRATEGIC INITIATIVES AND Outlook

Executive Overview

Product Diversity and Capacity for Growth – Continue to expand AIG Life and Retirement’s comprehensive portfolio with superior, differentiated product solutions designed to meet consumer needs for financial and retirement security, using scale and capital strength to pursue growth opportunities.

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

Item 2 / EXECUTIVE OVERVIEW

Market Conditions and Industry Trends

Baby boomers reaching retirement age expect to live longer in retirement and place less reliance on traditional pensions and government retirement benefits than previous generations. These demographic trends, combined with favorable equity markets and low volatility, have provided a favorable environment for sales of individual variable annuities, and have contributed to growth in separate account assets under management in the Retirement Income Solutions product line. An increasing demographic of Americans approaching retirement and seeking guaranteed income features, combined with changes in the competitive landscape, provide opportunities to continue growing AIG Life and Retirement’s position in the individual variable annuities market.

The interest rate environment has a significant impact on the life and annuity industry. Low long-term interest rates put pressure on long-term investment returns, negatively affect sales of interest rate sensitive products such as fixed annuities, and reduce future profits on certain existing fixed rate products. Low interest rates may also affect future investment margins, and may affect the recoverability and amortization rate of DAC assets in variable annuity, fixed annuity and universal life businesses. The modest increase in rates since the first quarter of 2013 provided some improvement in demand for fixed annuity products in the first half of 2014, but long-term interest rates have continued to remain low relative to historical levels. As long as the sustained low interest rate environment continues, market conditions will be challenging, particularly for the fixed annuity market.

AIG Life and Retirement will continue to actively manage renewal and new business crediting rates. Also, as market conditions change, asset and liability interest rate exposures and strategic asset allocation are managed to emphasize lower or higher durations in the investment portfolio.

Product Diversity and Capacity for Growth

AIG Life and Retirement has been able to meet the demand for guaranteed products and grow sales while managing risk, by offering competitive products with strong de-risking features, such as volatility control funds, rider fees indexed to a market volatility index and required minimum allocations to fixed accounts and to the volatility control funds, and using a dynamic risk management hedging program. In addition to individual variable annuities, the Retirement Income Solutions product line is expanding the offerings of index annuities, including those with guarantee features, to provide additional income solutions for consumers approaching retirement.

Sales in the Fixed Annuities product line improved in the first six months of 2014 compared to the same period in the prior year but were dampened in the three-month period ended September 30, 2014 by the continued low interest rate environment. Sales of fixed annuities could improve if interest rates rise and the yield curve steepens, as these market conditions make fixed annuity products more attractive compared to alternatives such as bank deposits.

Industry sales of individual life products have continued an overall downward trend. AIG Life and Retirement is targeting growth by offering differentiated product solutions to better meet consumer needs, and by expanding distribution of life products through new channels and relationships, while maintaining pricing discipline as an integral component of its overall strategy.

The Institutional Markets product line is expected to continue contributing to growth in assets under management from increased stable value wrap business in the defined contribution market as well as from disciplined growth through the pursuit of select opportunities related to the terminal funding and pension buyout business.

Item 2 / EXECUTIVE OVERVIEW

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

Market Conditions and Industry Trends

Beginning in the third quarter of 2013, higher residential mortgage interest rates reduced refinancing activity. However, in the third quarter of 2014, the rate of decline in new insurance written was reduced as residential mortgage interest rates began to stabilize.  UGC  anticipates that new insurance written for the remainder of 2014 and 2015 will continue to be impacted by rate volatility as well as competition in the market place.

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

UGC also  expects  that  newly  reported  delinquencies  will  decline  during  2014  and  into  2015  and  cure  rates  will  improve  as  a result of  home  value  appreciation,  which  will  encourage  homeowners  with  delinquent  mortgages  to  refinance  or  sell  and purchase another  home.  UGC  believes  the  combination  of  higher  persistency,  lower  new  delinquencies  and  improving  cure rates, partially  offset  by  a  decline  in  new  mortgage  loan  volumes,  will  result  in  favorable  operating  results  for  UGC  for the remainder of 2014 and into 2015.

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

Item 2 / EXECUTIVE OVERVIEW

UGC cannot  predict  the  potential  effects  new  GSE  eligibility  requirements  and  a  new  model  law  may  have  on  its  business, results of  operations,  cash  flows  and  financial  condition.

Strategic Initiatives

Risk Selection

For the  remainder  of  2014  and  into  2015,  UGC  expects  to  continue  to  be  a  leading  private  provider  of  mortgage  insurance and to  differentiate  itself  from  its  competitors  by  providing  superior  service  and  products  to  its  customers  by  utilizing  its proprietary risk-based  pricing  strategy.  This  pricing  strategy  provides  UGC’s  customers  with  mortgage  insurance  products  that are priced  commensurate  with  the  underwriting  risk,  which  UGC  believes  will  result  in  an  appropriately  priced, high-quality book of business.  UGC  plans  to  continue  to  execute  this  strategy  throughout  2014 and into 2015. The business generated under this strategy, which was initiated during 2009, accounted for approximately 69 percent of net premiums earned in the nine-month period ended September 30, 2014.

Global Capital Markets

AIG Markets acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services for AIG entities. The derivative portfolio of AIG Markets consists primarily of interest rate and currency derivatives.

The remaining derivatives portfolio of AIGFP consists primarily of hedges of the assets and liabilities of the DIB and a portion of the legacy hedges for AIG and its subsidiaries. AIGFP’s derivatives portfolio consists primarily of interest rate, currency, credit, commodity and equity derivatives. Additionally, AIGFP has a credit default swap portfolio that is being managed for economic benefit and with limited risk. The AIGFP portfolio continues to be wound down and is managed consistently with our risk management objectives. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions that we believe are of low complexity, low risk or currently not economically appropriate to unwind based on a cost versus benefit analysis.

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

The DIB’s assets consist primarily of cash, short‑term investments, fixed maturity securities issued by corporations, U.S. government and government sponsored entities and mortgage and asset-backed securities. The value of these assets is impacted by macro‑economic trends in U.S. and core European markets, including corporate credit spreads, commercial and residential real estate markets, and to a lesser extent, interest rates and foreign exchange rates, among other factors. The majority of these assets are carried at fair value with changes in fair value recognized through earnings. The DIB’s liabilities consist primarily of notes and other borrowings supported by assets as well as other short‑term financing obligations. The DIB has both liabilities held at cost and liabilities held at fair value. The liabilities held at fair value vary in price based on changes in AIG’s credit spreads with changes in fair value reflected in earnings. Changes in the fundamental drivers of the fair value of DIB assets and liabilities will create earnings volatility for the DIB on a period‑to‑period comparative basis.

Item 2 / RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three- and nine-month periods ended September 30, 2014 and 2013. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment discussion. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section of this MD&A and in Part II, Item 7. MD&A, in the 2013 Annual Report.

The following table presents AIG’s condensed consolidated results of operations:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Revenues:
Premiums	$9,453	$9,352	1%	$27,949	$27,924	-%
Policy fees	743	645	15	2,136	1,883	13
Net investment income	4,028	3,573	13	12,108	11,581	5
Net realized capital gains	470	252	87	358	2,143	(83)
Aircraft leasing revenue	-	1,118	NM	1,602	3,303	(51)
Other income	1,960	1,004	95	4,718	4,498	5
Total revenues	16,654	15,944	4	48,871	51,332	(5)
Benefits, claims and expenses:
Policyholder benefits and claims incurred	7,203	7,416	(3)	20,771	22,234	(7)
Interest credited to policyholder account balances	882	924	(5)	2,800	2,913	(4)
Amortization of deferred policy acquisition costs	1,288	1,220	6	3,989	3,859	3
Other acquisition and insurance expenses	2,117	2,251	(6)	6,447	6,734	(4)
Interest expense	430	516	(17)	1,372	1,628	(16)
Aircraft leasing expenses	-	1,119	NM	1,585	3,243	(51)
Loss on extinguishment of debt	742	81	NM	1,014	459	121
Net (gain) loss on sale of divested businesses	(18)	-	NM	(2,196)	47	NM
Other expenses	991	1,239	(20)	3,317	2,997	11
Total benefits, claims and expenses	13,635	14,766	(8)	39,099	44,114	(11)
Income from continuing operations before
income tax expense (benefit)	3,019	1,178	156	9,772	7,218	35
Income tax expense (benefit)	820	(970)	NM	2,908	172	NM
Income from continuing operations	2,199	2,148	2	6,864	7,046	(3)
Income (loss) from discontinued operations,
net of income tax expense (benefit)	2	(18)	NM	(15)	73	NM
Net income	2,201	2,130	3	6,849	7,119	(4)
Less: Net income (loss) attributable to noncontrolling
interests	9	(40)	NM	(25)	12	NM
Net income attributable to AIG	$2,192	$2,170	1%	$6,874	$7,107	(3)%

Consolidated Quarterly and Year-to-Date Comparison for 2014 and 2013

Income from continuing operations before income tax expense was $3.0 billion for the three-month period ended September 30, 2014 compared to $1.2 billion in the same period in the prior year and reflected pre-tax income from insurance operations of $1.2 billion, $1.9 billion and $135 million from AIG Property Casualty, AIG Life and Retirement and Mortgage Guaranty in the three-month period ended September 30, 2014, respectively, compared to pre-tax income of $1.1 billion, $1.2 billion and $43 million for these operations in the same period in the prior year, respectively.

Income from continuing operations before income tax expense was $9.8 billion for the nine-month period ended September 30, 2014 compared to $7.2 billion in the same period in the prior year and reflected pre-tax income from insurance operations of $4.0 billion, $4.4 billion and $423 million from AIG Property Casualty, AIG Life and Retirement and Mortgage Guaranty in the

Item 2 / RESULTS OF OPERATIONS

nine-month period ended September 30, 2014, respectively, compared to pre-tax income of $3.9 billion, $4.5 billion and $162 million for these operations in the same period in the prior year, respectively.

See the business segment discussions that follow for an analysis of results for these operations.

For the three- and nine-month periods ended September 30, 2014, the effective tax rate on income from continuing operations was 27.2 percent and 29.8 percent, respectively.  The effective tax rate for the three- and nine-month periods ended September 30, 2014 on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax-exempt interest income, income excludable from gross income related to the global resolution of certain residential mortgage-related disputes and a decrease in AIG Life and Retirement’s capital loss carryforward valuation allowance.

For the three- and nine-month periods ended September 30, 2013, the effective tax rate on income from continuing operations was (82.3) percent and 2.4 percent, respectively. The effective tax rate for the three- and nine-month periods ended September 30, 2013 on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income, effective settlements of certain uncertain tax positions and decreases primarily in AIG Life and Retirement’s capital loss carryforward valuation allowance and certain other valuation allowances associated with foreign jurisdictions. The decrease in the capital loss carryforward valuation allowance was primarily attributable to the actual and projected gains on sales of AIG Life and Retirement’s available‑for‑sale securities. For the nine-month period ended September 30, 2013, these items were partially offset by changes in uncertain tax positions.

The following table presents a reconciliation of net income attributable to AIG to after-tax operating income attributable to AIG:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net income attributable to AIG	$2,192	$2,170	$6,874	$7,107
(Income) loss from discontinued operations	(2)	18	15	(73)
(Income) loss from divested businesses, including
gain on the sale of ILFC	(42)	24	(1,453)	20
Uncertain tax positions and other tax adjustments	(25)	36	(14)	726
Legal reserves (settlements) related to legacy crisis matters	(569)	260	(250)	(61)
Deferred income tax valuation allowance releases	(21)	(1,159)	(161)	(2,697)
Changes in fair value of AIG Life and Retirement fixed
maturity securities designated to hedge living benefit
liabilities, net of interest expense	(21)	19	(105)	83
Changes in benefit reserves and DAC, VOBA and SIA
related to net realized capital gains (losses)	21	176	37	1,065
Loss on extinguishment of debt	482	52	659	298
Net realized capital gains	(270)	(175)	(243)	(1,410)
After-tax operating income attributable to AIG	$1,745	$1,421	$5,359	$5,058

Weighted average diluted shares outstanding	1,442,067,842	1,485,322,858	1,459,483,233	1,481,410,873
Income per common share attributable to AIG (diluted)	$1.52	$1.46	$4.71	$4.80
After-tax operating income per common share attributable
to AIG (diluted)	$1.21	$0.96	$3.67	$3.41

After-tax operating income attributable to AIG increased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year, primarily due to increases in income from insurance operations.

Item 2 / RESULTS OF OPERATIONS

For the three-month periods ended September 30, 2014 and 2013, the effective tax rate on pre-tax operating income was 34.1 percent and 18.0 percent, respectively.  For the nine-month periods ended September 30, 2014 and 2013, the effective tax rate on pre-tax operating income was 33.1 percent and 27.7 percent, respectively. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax-exempt interest income and other permanent tax items, and the impact of discrete tax benefits.

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

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Total revenues:
AIG Property Casualty	$10,007	$9,704	3%	$29,623	$29,473	1%
AIG Life and Retirement	5,074	4,644	9	13,995	15,432	(9)
Total reportable segments	15,081	14,348	5	43,618	44,905	(3)
Other Operations	1,733	1,796	(4)	5,797	7,073	(18)
Consolidation and eliminations	(160)	(200)	20	(544)	(646)	16
Total revenues	$16,654	$15,944	4	$48,871	$51,332	(5)
Pre-tax income (loss):
AIG Property Casualty	$1,207	$1,126	7	$4,006	$3,945	2
AIG Life and Retirement	1,931	1,241	56	4,412	4,530	(3)
Total reportable segments	3,138	2,367	33	8,418	8,475	(1)
Other Operations:
Mortgage Guaranty	135	43	214	423	162	161
Global Capital Markets	58	29	100	332	431	(23)
Direct Investment book	228	52	338	855	1,084	(21)
Corporate & Other	(676)	(1,347)	50	(544)	(3,093)	82
Aircraft Leasing	-	(1)	NM	17	60	(72)
Consolidation and eliminations	(1)	1	NM	1	3	(67)
Other Operations	(256)	(1,223)	79	1,084	(1,353)	NM
Consolidation and eliminations	137	34	303	270	96	181
Total pre-tax income	$3,019	$1,178	156	$9,772	$7,218	35
Pre-tax operating income (loss):
AIG Property Casualty	$1,096	$1,079	2	$3,610	$3,722	(3)
AIG Life and Retirement	1,348	1,144	18	3,945	3,689	7
Total reportable segments	2,444	2,223	10	7,555	7,411	2

Item 2 / RESULTS OF OPERATIONS

Other Operations:
Mortgage Guaranty	135	43	214	421	157	168
Global Capital Markets	58	29	100	332	431	(23)
Direct Investment book	314	110	185	1,067	1,030	4
Corporate & Other	(302)	(758)	60	(1,423)	(2,118)	33
Consolidation and eliminations	(1)	1	NM	1	3	(67)
Other Operations	204	(575)	NM	398	(497)	NM
Consolidations, eliminations and other
adjustments	(9)	61	NM	36	124	(71)
Total pre-tax operating income	$2,639	$1,709	54%	$7,989	$7,038	14%

Total Revenues

(in millions)

AIG PROPERTY CASUALTY	AIG LIFE AND RETIREMENT

OTHER OPERATIONS

A discussion of significant items affecting pre-tax segment income follows. Factors that affect pre-tax operating income for a specific business segment are discussed in the detailed business segment analysis.

Item 2 / RESULTS OF OPERATIONS

Quarterly and Year-to-date Pre-tax Income Comparison for 2014 and 2013

AIG Property Casualty – Pre-tax income increased in the three-month period ended September 30, 2014 compared to the same period in the prior year. Higher net investment income, improved loss experience in Consumer Insurance, a lower Commercial Insurance current accident year loss ratio, as adjusted, reduced severe losses and an increase in net realized capital gains were partially offset by higher net adverse prior year loss reserve development and higher catastrophe losses.  In addition, AIG Property Casualty incurred higher general operating expenses primarily due to an increase in technology-related expenses.  Pre-tax income increased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to an increase in underwriting loss as well as a decrease in net investment income that were more than offset by an increase in net realized capital gains. The increase in underwriting loss resulted from an increase in the frequency of severe losses, mostly in Commercial Insurance, higher adverse prior year loss reserve development and higher catastrophe losses, which were partially offset by improved claim experience in Consumer Insurance and a reserve discount benefit.

AIG Life and Retirement –  Pre-tax income for the three-month period ended September 30, 2014 increased compared to the same period in the prior year primarily due to higher pre-tax operating income, legal settlement proceeds and lower loss recognition expense primarily attributable to sales in the prior year period related to capital loss carryforward utilization, partially offset by lower net realized capital gains. For the nine-month period ended September 30, 2014, pre-tax income was lower than the same period in the prior year, as the decrease in net realized capital gains (losses) more than offset the increases from lower loss recognition expense, improved pre-tax operating income and higher legal settlement proceeds. Pre-tax income for the three- and nine-month periods ended September 30, 2014 included net realized capital losses from changes in the fair value of embedded derivatives related to variable annuity guarantee features, net of hedges, primarily as a result of decreases in interest rates. Pre-tax income for the three- and nine-month periods ended September 30, 2013 included significant net realized capital gains primarily due to investment sales related to capital loss carryforward utilization.

Other Operations – Pre‑tax income improved in the three- and nine-month periods ended September 30,2014 compared to the same periods in the prior year primarily due to a gain on sale of divested business related to the sale of ILFC and declines in interest expense from ongoing debt management activities. The pre-tax income improvement for the three-month period ended September 30, 2014 reflected increases in pre-tax income from GCM and the DIB while the pre-tax income improvement for the nine-month period ended September 30, 2014 was partially offset by decreases in pre-tax income from GCM and the DIB.

GCM’s pre-tax income increased in the three-month period ended September 30, 2014 compared to the same period in the prior year primarily due to increases in unrealized market valuation gains related to the super senior CDS portfolio and a decrease in operating expenses, partially offset by declines in net credit valuation adjustments on derivative assets and liabilities.  GCM’s pre-tax income decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to declines in net credit valuation adjustments on derivative assets and liabilities and declines in unrealized market valuation gains related to the super senior CDS portfolio, partially offset by gains realized upon unwinding certain positions and a decrease in operating expenses. As previously disclosed, a state regulatory agency has requested additional information relating to the unwinding of a position on which we realized gains of $196 million in the nine-month period ended September 30, 2014.

The DIB’s pre-tax income increased in the three-month period ended September 30, 2014 compared to the same period in the prior year primarily due to higher fair value appreciation on asset-backed security (ABS) collateralized debt obligation (CDOs), an increase in net credit valuation adjustments on assets and liabilities for which the fair value option was elected and lower interest expense on borrowings resulting from redemptions and repurchases of DIB debt in 2014. The increase in pre-tax income in the three-month period ended September 30, 2014 was partially offset by a loss on extinguishment of debt. The DIB’s pre-tax income decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to a loss on extinguishment of debt.

Item 2 / RESULTS OF OPERATIONS

The following table presents reconciliations of pre-tax income (loss) to pre-tax operating income (loss) by reportable segment and after-tax operating income attributable to AIG, which are non-GAAP measures. See Use of Non-GAAP Measures for additional information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
AIG Property Casualty
Pre-tax income	$1,207	$1,126	$4,006	$3,945
Net realized capital gains	(92)	(50)	(361)	(213)
Legal settlements	(19)	-	(27)	(3)
Other (income) expense – net	-	3	(8)	(7)
Pre-tax operating income	$1,096	$1,079	$3,610	$3,722
AIG Life and Retirement
Pre-tax income	$1,931	$1,241	$4,412	$4,530
Legal settlements	(479)	-	(521)	(467)
Changes in fair value of fixed maturity securities designated to hedge
living benefit liabilities, net of interest expense	(32)	30	(162)	128
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	33	271	44	1,482
Net realized capital (gains) losses	(105)	(398)	172	(1,984)
Pre-tax operating income	$1,348	$1,144	$3,945	$3,689
Other Operations
Pre-tax income (loss)	$(256)	$(1,223)	$1,084	$(1,353)
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	-	-	13	-
Net realized capital (gains) losses	(126)	166	69	33
Net (gain) loss on sale of divested businesses	(18)	-	(2,168)	47
Legal reserves	17	400	546	425
Legal settlements	(155)	-	(143)	(48)
Loss on extinguishment of debt	742	81	1,014	459
Aircraft Leasing	-	1	(17)	(60)
Pre-tax operating income (loss)	$204	$(575)	$398	$(497)
Total
Pre-tax operating income of reportable segments and Other Operations	$2,648	$1,648	$7,953	$6,914
Consolidations, eliminations and other adjustments	(9)	61	36	124
Pre-tax operating income	2,639	1,709	7,989	7,038
Income tax expense	(900)	(307)	(2,645)	(1,947)
Noncontrolling interests excluding net realized capital (gains) losses	6	19	15	(33)
After-tax operating income attributable to AIG	$1,745	$1,421	$5,359	$5,058

Item 2 / RESULTS OF OPERATIONS

PRE-TAX INCOME (LOSS)

(in millions)

AIG PROPERTY CASUALTY	AIG LIFE AND RETIREMENT

PRE-TAX OPERATING INCOME (LOSS)

(in millions)

AIG PROPERTY CASUALTY	AIG LIFE AND RETIREMENT

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

AIG Property Casualty Quarterly and Year-to-Date 2014 Highlights

Pre‑tax operating income increased in the three-month period ended September 30, 2014, compared to the same period in the prior year. Higher net investment income, improved loss experience in Consumer Insurance, a lower Commercial Insurance current accident year loss ratio, as adjusted, and reduced severe losses were partially offset by higher net adverse prior year loss reserve development and higher catastrophe losses.  In addition, AIG Property Casualty incurred higher general operating expenses primarily due to an increase in technology-related expenses, including strategic and infrastructure improvement expenses, partially offset by lower employee-related and other operating expenses.

Pre-tax operating income decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to an increase in the frequency of severe losses, higher adverse prior year loss reserve development, higher catastrophe losses and a decrease in net investment income, which were partially offset by improved accident year claim experience in Consumer Insurance.

Net premiums written increased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year primarily due to growth in Commercial Insurance. Excluding the effect of foreign exchange and additional premiums on loss sensitive business, net premiums written increased by approximately three percent and two percent for Commercial Insurance in the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods in the prior year, reflecting new business growth in Commercial Insurance, particularly in Property and Financial lines. Consumer Insurance net premiums written declined in the nine-month period ended September 30, 2014, due to the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased by approximately two percent and three percent for Consumer

Item 2 / results of operations / AIG PROPERTY CASUALTY

Insurance in the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods in the prior year, reflecting growth in AIG Fuji Life and personal property in both Japan and U.S., partially offset by a decrease in the U.S. warranty business and decreases in certain classes of A&H business due to strict underwriting discipline.

The loss ratio increased by 0.4 points in the three-month period ended September 30, 2014, compared to the same period in the prior year primarily due to an increase in adverse prior year loss reserve development and higher catastrophe losses which were largely offset by an improvement in accident year loss ratio, as adjusted. The improvement in Commercial Insurance accident year loss ratio, as adjusted, was primarily due to an improvement in Financial lines as well as lower severe losses. The improvement in the Consumer Insurance accident year loss ratio, as adjusted, was primarily due to rate increases, improved claim experience in the Japan automobile business, and rate actions and coverage changes in the U.S. warranty business.

The loss ratio increased by 0.2 points in the nine-month period ended September 30, 2014, compared to the same period in the prior year, primarily due to an increase in the frequency of severe losses and higher catastrophe losses as well as higher adverse prior year loss reserve development. These were partially offset by an improvement in the accident year loss ratio, as adjusted, in Consumer Insurance and an increase in discount for certain workers’ compensation reserves in Commercial Insurance. The increase in discount for these reserves improved the loss ratio by approximately 0.5 points compared to the same period in the prior year.

The acquisition ratio decreased by 0.3 points and 0.2 points in the three and nine-month periods ended September 30, 2014, respectively, compared to the same periods in the prior year primarily due to a reduction in expenses of personnel engaged in sales support activities, and lower premium taxes and guaranty fund and other assessments.

The general operating expense ratio increased by 0.3 points and 0.1 point in the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods in the prior year, primarily due to an increase in technology-related expenses partially offset by lower employee-related and other operating expenses. In addition, general operating expenses for the nine-month period ended September 30, 2013 included the expense of the implementation of a voluntary early retirement plan in Japan.

Net investment income increased by four percent in the three-month period ended September 30, 2014, compared to the same period in the prior year, primarily due to an increase in returns on alternative investments partially offset by the effects of lower reinvestment yields compared to interest rates on matured or sold investments and lower income on investments accounted for under the fair value option.

Net investment income decreased by two percent in the nine-month period ended September 30, 2014, compared to the same period in the prior year primarily due to lower income on investments accounted for under the fair value option and the effects of lower reinvestment yields compared to interest rates on matured or sold investments partially offset by higher returns on alternative investments.

Dividends paid by AIG Property Casualty to AIG Parent in the form of cash and fixed maturity securities were $800 million and $1.5 billion during the three- and nine-month periods ended September 30, 2014, respectively. The fixed maturity securities included investment-grade government, corporate and sovereign bonds, as well as agency RMBS. Additionally, in the nine-month period ended September 30, 2014, AIG Property Casualty paid other non-cash dividends of $178 million to AIG Parent.

Item 2 / results of operations / AIG PROPERTY CASUALTY

AIG Property Casualty Results

The following table presents AIG Property Casualty results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Commercial Insurance
Underwriting results:
Net premiums written	$5,496	$5,222	5%	$16,308	$16,001	2%
Increase in unearned premiums	(152)	(80)	(90)	(657)	(658)	-
Net premiums earned	5,344	5,142	4	15,651	15,343	2
Claims and claims adjustment expenses incurred	3,968	3,692	7	11,033	10,706	3
Acquisition expenses	821	812	1	2,451	2,479	(1)
General operating expenses	609	646	(6)	1,869	1,858	1
Underwriting income (loss)	(54)	(8)	NM	298	300	(1)
Net investment income	627	618	1	1,851	1,886	(2)
Pre-tax operating income	$573	$610	(6)%	$2,149	$2,186	(2)%
Consumer Insurance
Underwriting results:
Net premiums written	$3,454	$3,441	-%	$10,199	$10,363	(2)%
Increase in unearned premiums	(183)	(171)	(7)	(503)	(430)	(17)
Net premiums earned	3,271	3,270	-	9,696	9,933	(2)
Claims and claims adjustment expenses incurred	1,809	1,922	(6)	5,567	5,807	(4)
Acquisition expenses	853	852	-	2,516	2,544	(1)
General operating expenses	569	492	16	1,564	1,524	3
Underwriting income	40	4	NM	49	58	(16)
Net investment income	91	89	2	266	279	(5)
Pre-tax operating income	$131	$93	41%	$315	$337	(7)%
Other
Underwriting results:
Net premiums written	$3	$(3)	NM %	$(7)	$(4)	(75)%
Decrease in unearned premiums	12	18	(33)	51	60	(15)
Net premiums earned	15	15	-	44	56	(21)
Claims and claims adjustment expenses incurred	62	55	13	271	248	9
General operating expenses	108	90	20	285	291	(2)
Underwriting loss	(155)	(130)	(19)	(512)	(483)	(6)
Net investment income	547	506	8	1,658	1,682	(1)
Pre-tax operating income	392	376	4	1,146	1,199	(4)
Net realized capital gains	92	50	84	361	213	69
Legal settlements	19	-	NM	27	3	NM
Other income (expense) - net	-	(3)	NM	8	7	14
Pre-tax income	$503	$423	19%	$1,542	$1,422	8%
Total AIG Property Casualty
Underwriting results:
Net premiums written	$8,953	$8,660	3%	$26,500	$26,360	1%
Increase in unearned premiums	(323)	(233)	(39)	(1,109)	(1,028)	(8)
Net premiums earned	8,630	8,427	2	25,391	25,332	-
Claims and claims adjustment expenses incurred	5,839	5,669	3	16,871	16,761	1
Acquisition expenses	1,674	1,664	1	4,967	5,023	(1)
General operating expenses	1,286	1,228	5	3,718	3,673	1
Underwriting loss	(169)	(134)	(26)	(165)	(125)	(32)

Item 2 / results of operations / AIG PROPERTY CASUALTY

Net investment income	1,265	1,213	4	3,775	3,847	(2)
Pre-tax operating income	1,096	1,079	2	3,610	3,722	(3)
Net realized capital gains	92	50	84	361	213	69
Legal settlements	19	-	NM	27	3	NM
Other income (expense) - net	-	(3)	NM	8	7	14
Pre-tax income	$1,207	$1,126	7%	$4,006	$3,945	2%

NET PREMIUMS WRITTEN* (in millions)	Pre-Tax oPERATING INCOME (in millions)

*    The operations reported as part of Other do not have meaningful levels of Net premiums written.

AIG Property Casualty Quarterly Results

Pre‑tax operating income increased in the three-month period ended September 30, 2014 compared to the same period in the prior year. Higher net investment income, improved loss experience in Consumer Insurance, a lower Commercial Insurance current accident year loss ratio, as adjusted, and reduced severe losses were partially offset by higher net adverse prior year loss reserve development and higher catastrophe losses. Net adverse prior year loss reserve development including related premium adjustments was $227 million and $70 million in the three-month periods ended September 30, 2014 and 2013, respectively. Catastrophe losses were $284 million and $222 million for the three-month periods ended September 30, 2014 and 2013, respectively. The current accident year losses for the three-month period ended September 30, 2014 included nine severe losses totaling $188 million compared to seven severe losses totaling $211 million in the same period in the prior year. Net investment income increased due to an increase in returns on alternative investments, which was partially offset by the effects of lower reinvestment yields compared to the interest rates on matured or sold investments and lower income on investments accounted for under the fair value option.

Acquisition expenses increased slightly in the three-month period ended September 30, 2014 compared to the same period in the prior year, primarily reflecting an increase in production in Commercial Insurance that was largely offset by a reduction in expenses of personnel engaged in sales support activities as well as lower premium taxes and guaranty fund and other assessments.

General operating expenses increased in the three-month period ended September 30, 2014 compared to the same period in the prior year, primarily due to an increase in technology-related expenses partially offset by reductions in employee-related and other operating expenses.

AIG Property Casualty Year-to-Date Results

Pre‑tax operating income decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to an increase in underwriting loss as well as a decrease in net investment income. The increase in

Item 2 / results of operations / AIG PROPERTY CASUALTY

underwriting loss resulted from an increase in the frequency of severe losses, mostly in Commercial Insurance, higher adverse prior year loss reserve development and higher catastrophe losses, which were partially offset by improved claim experience in Consumer Insurance and a reserve discount benefit. See Discounting of Reserves for further discussion of the discount benefit. The current accident year losses for the nine-month period ended September 30, 2014 included 28 severe losses totaling $567 million compared to 13 severe losses totaling $309 million in the same period in the prior year. Net adverse loss reserve development including related premium adjustments was $375 million and $172 million in the nine-month periods ended September 30, 2014 and 2013, respectively. Catastrophe losses were $685 million and $579 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The loss reserve discount was a benefit of $90 million in the nine-month period ended September 30, 2014 compared to a charge of $16 million in the same period in the prior year. Net investment income decreased due to lower income associated with investments accounted for under the fair value option and the effects of lower reinvestment yields compared to the interest rates on matured or sold investments, which were partially offset by higher returns on alternative investments.

Acquisition expenses decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen.  Excluding the effect of foreign exchange, acquisition expenses increased in the nine-month period ended September 30, 2014 compared to the same period in the prior year, as a result of change in business mix to higher value lines, which was partially offset by a reduction in expenses of personnel engaged in sales support activities as well as lower premium taxes and guaranty fund and other assessments in Commercial Insurance.

General operating expenses increased in the nine-month period ended September 30, 2014 compared to the same period in the prior year, primarily due to an increase in technology-related expenses partially offset by reductions in employee-related and other operating expenses. The employee-related expenses in the nine-month period ended September 30, 2013, included a $42 million charge related to the implementation of a voluntary early retirement plan in Japan.

Commercial Insurance Quarterly Results

Pre‑tax operating income decreased in the three-month period ended September 30, 2014 compared to the same period in the prior year. Lower Commercial Insurance current accident year loss ratio, as adjusted, and reduced severe losses were more than offset by higher net adverse prior year loss reserve development and higher catastrophe losses. Net adverse prior year loss reserve development, including related premium adjustments, was $226 million and $102 million in the three-month periods ended September 30, 2014 and 2013, respectively. Catastrophe losses were $262 million and $182 million in the three-month periods ended September 30, 2014 and 2013, respectively. The current accident year losses for the three-month period ended September 30, 2014 include severe losses of $188 million compared to severe losses of $211 million, which included a single severe loss consisting of property damage and related contingent business interruption claims, totaling $110 million, in the same period in the prior year.

Acquisition expenses increased slightly in the three-month period ended September 30, 2014 compared to the same period in the prior year primarily due to an increase in production, which was largely offset by a reduction in expenses of personnel engaged in sales support activities.

General operating expenses decreased in the three-month period ended September 30, 2014 compared to the same period in the prior year primarily due to a decrease in employee-related and other operating expenses partially offset by increased technology-related expenses.

Commercial Insurance Year-to-Date Results

Pre‑tax operating income decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year due to decreases in underwriting income and allocated net investment income. The decrease in underwriting income was due to higher accident year losses reflecting an increase in the frequency of severe losses in the Property and Specialty businesses, higher adverse prior year loss reserve development and higher catastrophe losses, which were partially offset by a benefit in reserve discount. The current accident year losses for the nine-month period ended September 30, 2014 included 25 severe losses totaling $526 million compared to 13 severe losses totaling $309 million in the same period in the prior year. Net adverse prior year loss reserve development, including related premium adjustments, was $323 million and

Item 2 / results of operations / AIG PROPERTY CASUALTY

$218 million in the nine-month periods ended September 30, 2014 and 2013, respectively. The loss reserve discount was a benefit of $158 million in the nine-month period ended September 30, 2014, compared to no benefit in the prior year period. Catastrophe losses were $567 million and $522 million in the nine-month periods ended September 30, 2014 and 2013, respectively. Allocated net investment income decreased primarily due to a reduction in net loss reserves and decreases in capital required to support the segment’s operations as a result of changes in the mix of business written.

Acquisition expenses decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to lower premium taxes and guaranty fund and other assessments as well as a reduction in expenses of personnel engaged in sales support activities.

General operating expenses increased in the nine-month period ended September 30, 2014 compared to the same period in the prior year, primarily due to an increase in technology-related expenses, partially offset by a decrease in employee-related and other operating expenses. In addition, general operating expenses in the nine-month period ended September 30, 2013 included unusually low bad debt expense.

Consumer Insurance Quarterly Results

Pre‑tax operating income increased in the three-month period ended September 30, 2014 compared to the same period in the prior year due to an increase in underwriting income. The increase in underwriting income reflected lower current accident year losses and a slight decrease in catastrophe losses partially offset by lower favorable prior year loss reserve development. Net favorable loss reserve development was $12 million in the three-month period ended September 30, 2014 compared to net favorable loss reserve development of $30 million in the same period in the prior year.

Acquisition expenses remained unchanged in the three-month period ended September 30, 2014 compared to the same period in the prior year. Direct marketing expenses, which are included within acquisition expenses, excluding commissions were $109 million for the three-month period ended September 30, 2014 compared to $110 million in the same period in the prior year. These expenses, while not deferrable, are expected to generate business that has an average expected overall persistency of approximately five years and, in Japan, approximately nine years.

General operating expenses increased in the three-month period ended September 30, 2014 compared to the same period in the prior year primarily due to higher expenses related to the ongoing integration of AIG Property Casualty’s Japan entities and investment in growth targeted areas, partially offset by a decrease in employee-related and other operating expenses.

Consumer Insurance Year-to-Date Results

Pre‑tax operating income decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year due to decreases in underwriting income and allocated net investment income. The decrease in underwriting income was primarily due to higher catastrophe and severe losses and lower favorable prior year loss reserve development which were partially offset by improved claim experience in the Japan automobile business and rate actions and coverage changes in the U.S. warranty business. Catastrophe losses in the nine-month period ended September 30, 2014 were $118 million compared to $57 million in the same period in the prior year. Severe losses, which are included in current accident year losses, were $41 million in the nine-month period ended September 30, 2014, compared to zero in the same period in the prior year. Net favorable prior year loss reserve development was $42 million in the nine-month period ended September 30, 2014, compared to $125 million in the same period in the prior year. The decrease in allocated net investment income was due to a decline in risk-free rates used in AIG Property Casualty’s investment income allocation model.

Acquisition expenses decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year, primarily due to the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen. Direct marketing expenses excluding commissions, were $304 million for the nine-month period ended September 30, 2014, compared to $335 million in the same period in the prior year. Excluding the effect of foreign exchange, acquisition expenses increased in the nine-month period ended September 30, 2014, compared to the same period in the prior year, as a result of change in business mix and higher costs in growth‑targeted lines of business.

Item 2 / results of operations / AIG PROPERTY CASUALTY

General operating expenses increased in the nine-month period ended September 30, 2014 compared to the same period in the prior year due to higher expenses primarily related to the ongoing integration of AIG Property Casualty’s Japan entities which were partially offset by the effect of foreign exchange and a decrease in employee-related and other operating expenses.

Other Quarterly Results

Pre‑tax operating income increased in the three-month period ended September 30, 2014 compared to the same period in the prior year, primarily due to an increase in allocated net investment income partially offset by an increase in general operating expenses. Net adverse prior year loss reserve development was $13 million in the three-month period ended September 30, 2014 compared to favorable development of $2 million in the same period in the prior year.

General operating expenses increased in the three-month period ended September 30, 2014 compared to the same period in the prior year primarily due to higher technology-related expenses.

Other Year-to-Date Results

Pre‑tax operating income decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to lower allocated net investment income coupled with an increase in net adverse prior year loss reserve development. Net adverse prior year loss reserve development was $94 million in the nine-month period ended September 30, 2014 compared to $79 million in the same period in the prior year.

General operating expenses decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to a decrease in employee-related expenses partially offset by higher technology-related expenses. In the nine-month period ended September 30, 2013, AIG Property Casualty incurred a $42 million charge related to the implementation of a voluntary early retirement plan in Japan.

AIG Property Casualty Net Premiums Written

The following table presents AIG Property Casualty net premiums written by major line of business:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Commercial Insurance
Casualty	$1,964	$1,924	2%	$5,980	$6,278	(5)%
Property	1,480	1,350	10	4,139	3,803	9
Specialty	907	898	1	2,808	2,752	2
Financial lines	1,145	1,050	9	3,381	3,168	7
Total net premiums written	$5,496	$5,222	5%	$16,308	$16,001	2%
Consumer Insurance
Accident & Health	$1,650	$1,651	-%	$4,933	$5,089	(3)%
Personal lines	1,804	1,790	1	5,266	5,274	-
Total net premiums written	$3,454	$3,441	-%	$10,199	$10,363	(2)%
Other	3	(3)	NM	(7)	(4)	(75)
Total AIG Property Casualty net premiums written	$8,953	$8,660	3%	$26,500	$26,360	1%

Item 2 / results of operations / AIG PROPERTY CASUALTY

Worldwide NET PREMIUMS WRITTEN by Line of Business

(in millions)

Commercial Insurance

Consumer Insurance

Commercial Insurance Quarterly and Year-to-Date Net Premiums Written

Commercial Insurance net premiums written increased during the three- and nine-month periods ended September 30, 2014, reflecting new business increases related to targeted growth products in Property and Financial lines. Commercial Insurance continued to focus on the execution of its strategic objectives.

AIG Property Casualty entered into a catastrophe bond reinsurance transaction, effective as of January 1, 2014, with Tradewynd Re Ltd., which provides AIG Property Casualty with up to $400 million of indemnity reinsurance protection against

Item 2 / results of operations / AIG PROPERTY CASUALTY

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

Casualty net premiums written increased in the three-month period ended September 30, 2014 compared to the same period in the prior year primarily due to additional premium associated with prior year loss reserve development in the loss-sensitive business, which increased by $90 million. Excluding the effect of foreign exchange and additional premiums on loss sensitive business, net premiums written decreased by three percent in the three-month period ended September 30, 2014 compared to the same period in the prior year. The decrease was primarily due to the declining rate environment and increased competition, coupled with the effect on renewals from AIG Property Casualty’s strategy to enhance risk selection, particularly in the Americas, which were partially offset by new business growth in EMEA.

Net premiums written decreased in nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to the declining rate environment and increased competition, coupled with the effect on renewals from AIG Property Casualty’s strategy to enhance risk selection, particularly in the Americas. Strong growth and new writings in certain lines of business, particularly in EMEA, were more than offset by rate declines or market compression in others. Overall rate increases in retained business, especially in the U.S. and Canada, partially offset these rate declines.

Property net premiums written increased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year primarily due to new business increases in targeted growth products, improvement in retention in renewal business and changes to optimize AIG Property Casualty’s reinsurance structure as part of its decision to retain more favorable risks while continuing to manage aggregate exposure particularly in the U.S. and EMEA.

Net premiums written in the nine-month period ended September 30, 2014 reflected the effect of the catastrophe bond reinsurance transactions described above. Catastrophe bond reinsurance transactions reduced net premiums written by $56 million and $140 million in the nine-month periods ended September 30, 2014 and 2013, respectively.

Specialty net premiums written increased slightly in the three- and nine-month periods ended September 30, 2014, compared to the same periods in the prior year primarily reflecting new business increases related to targeted growth products, including growth in small‑ and medium‑sized enterprise markets in the Americas region.

Financial lines net premiums written increased in the three- and nine-month periods ended September 30, 2014, compared to the same periods in the prior year reflecting growth in new business related to targeted growth products across all regions, as well as a favorable rate environment in the U.S.

Consumer Insurance Quarterly and Year-to-Date Net Premiums Written

Consumer Insurance net premiums written, excluding the effect of foreign exchange, increased in the three- and nine-month periods ended September 30, 2014, compared to the same periods in the prior year as the business continued to grow through multiple product and distribution channels. In the three- and nine-month periods ended September 30, 2014, direct marketing accounted for approximately 15 percent and 16 percent of Consumer Insurance net premiums written, respectively.

A&H net premiums written, excluding the effect of foreign exchange, increased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year. The increase in net premiums written was due to the continued growth of AIG Fuji Life, partially offset by decreases in certain classes of business due to strict underwriting discipline.

Personal lines net premiums written, excluding the effect of foreign exchange, increased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year. The increase was primarily due to new business sales and changes in reinsurance programs to retain more favorable business in Japan personal property, increased rates and improved retention in U.S. private client group, and continued growth of automobile business outside of Japan, partially offset by declines in the U.S. warranty business.

Item 2 / results of operations / AIG PROPERTY CASUALTY

AIG Property Casualty Net Premiums Written by Region

The following table presents AIG Property Casualty’s net premiums written by region:

				Percentage				Percentage
	Three Months Ended		Percentage	Change in	Nine Months Ended		Percentage	Change in
	September 30,		Change in	Original	September 30,		Change in	Original
(in millions)	2014	2013	U.S. dollars	Currency	2014	2013	U.S. dollars	Currency
Commercial Insurance:
Americas	$3,637	$3,548	3%	3%	$10,545	$10,627	(1)%	(1)%
Asia Pacific	588	523	12	13	1,545	1,540	-	6
EMEA	1,271	1,151	10	8	4,218	3,834	10	8
Total net premiums written	$5,496	$5,222	5%	5%	$16,308	$16,001	2%	2%
Consumer Insurance:
Americas	$1,019	$1,085	(6)%	(4)%	$2,966	$2,990	(1)%	2%
Asia Pacific	1,954	1,900	3	6	5,635	5,858	(4)	3
EMEA	481	456	5	3	1,598	1,515	5	3
Total net premiums written	$3,454	$3,441	-%	2%	$10,199	$10,363	(2)%	3%
Other:
Americas	$4	$(3)	NM %	NM %	$(6)	$(4)	(50)%	NM %
Asia Pacific	(1)	-	NM	NM	(1)	-	NM	NM
Total net premiums written	$3	$(3)	NM %	NM %	$(7)	$(4)	(75)%	NM %
Total AIG Property Casualty:
Americas	$4,660	$4,630	1%	1%	$13,505	$13,613	(1)%	-%
Asia Pacific	2,541	2,423	5	7	7,179	7,398	(3)	4
EMEA	1,752	1,607	9	7	5,816	5,349	9	7
Total net premiums written	$8,953	$8,660	3%	4%	$26,500	$26,360	1%	2%

WORLDWIDE NET PREMIUMS WRITTEN BY REGION (in millions)

Item 2 / results of operations / AIG PROPERTY CASUALTY

AIG Property Casualty’s business is transacted in most major foreign currencies. The following table presents the quarterly weighted average exchange rates of the currencies that have the most significant impact to our businesses:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
Rate for 1 USD	2014	2013	Change	2014	2013	Change
Currency:
JPY	102.24	97.84	4%	102.53	93.14	10%
EUR	0.74	0.77	(4)%	0.73	0.76	(4)%
GBP	0.59	0.66	(11)%	0.60	0.65	(8)%

The Americas net premiums written increased in the three-month period ended September 30, 2014 compared to the same period in the prior year primarily due to increases in new business growth in Property and Financial lines in Commercial Insurance, which were mostly offset by decreases in Consumer Insurance accident and health and U.S. warranty businesses. The Americas net premiums written decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to decreases in new business growth and rate pressure in Commercial Insurance, particularly in the Casualty business, as well as a decrease in U.S warranty business in Consumer Insurance. Additionally, for the nine-month period ended September 30, 2014, the decrease in net premiums written was partially offset by the effect of catastrophe bond reinsurance transactions.

Asia Pacific net premiums written increased in the three-month period ended September 30, 2014 compared to the same period in the prior year primarily reflecting growth in both Commercial and Consumer Insurance across all lines of businesses, particularly from Japan.

Asia Pacific  net premiums written decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased, primarily due to growth of AIG Fuji Life and new business sales and changes in reinsurance programs to retain more favorable business in Japan personal property in Consumer Insurance.

EMEA net premiums written increased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year due to Commercial Insurance new business growth, particularly in Property, Casualty and Financial lines, and rate improvements on retained business, as well as growth in Consumer Insurance Personal lines, primarily in the automobile business.

Item 2 / results of operations / AIG PROPERTY CASUALTY

AIG Property Casualty Underwriting Ratios

The following tables present the AIG Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Commercial Insurance
Loss ratio	74.3	71.8	2.5	70.5	69.8	0.7
Catastrophe losses and reinstatement premiums	(4.9)	(3.5)	(1.4)	(3.6)	(3.4)	(0.2)
Prior year development net of premium adjustments	(4.9)	(2.1)	(2.8)	(2.4)	(1.8)	(0.6)
Net reserve discount benefit	0.3	-	0.3	1.0	-	1.0
Accident year loss ratio, as adjusted	64.8	66.2	(1.4)	65.5	64.6	0.9
Acquisition ratio	15.4	15.8	(0.4)	15.7	16.2	(0.5)
General operating expense ratio	11.4	12.6	(1.2)	11.9	12.1	(0.2)
Expense ratio	26.8	28.4	(1.6)	27.6	28.3	(0.7)
Combined ratio	101.1	100.2	0.9	98.1	98.1	-
Catastrophe losses and reinstatement premiums	(4.9)	(3.5)	(1.4)	(3.6)	(3.4)	(0.2)
Prior year development net of premium adjustments	(4.9)	(2.1)	(2.8)	(2.4)	(1.8)	(0.6)
Net reserve discount benefit	0.3	-	0.3	1.0	-	1.0
Accident year combined ratio, as adjusted	91.6	94.6	(3.0)	93.1	92.9	0.2

Consumer Insurance
Loss ratio	55.3	58.8	(3.5)	57.4	58.5	(1.1)
Catastrophe losses and reinstatement premiums	(0.7)	(1.2)	0.5	(1.2)	(0.6)	(0.6)
Prior year development net of premium adjustments	0.4	0.9	(0.5)	0.4	1.2	(0.8)
Accident year loss ratio, as adjusted	55.0	58.5	(3.5)	56.6	59.1	(2.5)
Acquisition ratio	26.1	26.1	-	25.9	25.6	0.3
General operating expense ratio	17.4	15.0	2.4	16.1	15.3	0.8
Expense ratio	43.5	41.1	2.4	42.0	40.9	1.1
Combined ratio	98.8	99.9	(1.1)	99.4	99.4	-
Catastrophe losses and reinstatement premiums	(0.7)	(1.2)	0.5	(1.2)	(0.6)	(0.6)
Prior year development net of premium adjustments	0.4	0.9	(0.5)	0.4	1.2	(0.8)
Accident year combined ratio, as adjusted	98.5	99.6	(1.1)	98.6	100.0	(1.4)

Total AIG Property Casualty
Loss ratio	67.7	67.3	0.4	66.4	66.2	0.2
Catastrophe losses and reinstatement premiums	(3.3)	(2.7)	(0.6)	(2.7)	(2.3)	(0.4)
Prior year development net of premium adjustments	(3.1)	(0.8)	(2.3)	(1.7)	(0.9)	(0.8)
Net reserve discount benefit	-	(0.1)	0.1	0.4	(0.1)	0.5
Accident year loss ratio, as adjusted	61.3	63.7	(2.4)	62.4	62.9	(0.5)
Acquisition ratio	19.4	19.7	(0.3)	19.6	19.8	(0.2)
General operating expense ratio	14.9	14.6	0.3	14.6	14.5	0.1
Expense ratio	34.3	34.3	-	34.2	34.3	(0.1)
Combined ratio	102.0	101.6	0.4	100.6	100.5	0.1
Catastrophe losses and reinstatement premiums	(3.3)	(2.7)	(0.6)	(2.7)	(2.3)	(0.4)
Prior year development net of premium adjustments	(3.1)	(0.8)	(2.3)	(1.7)	(0.9)	(0.8)
Net reserve discount benefit	-	(0.1)	0.1	0.4	(0.1)	0.5
Accident year combined ratio, as adjusted	95.6	98.0	(2.4)	96.6	97.2	(0.6)

Item 2 / results of operations / AIG PROPERTY CASUALTY

Commercial insurance ratios Three Months Ended September 30,	Nine Months Ended September 30,

Item 2 / results of operations / AIG PROPERTY CASUALTY

CoNSUMER insurance ratios Three Months Ended September 30,	Nine Months Ended September 30,

Given the nature of the lines of business and the expenses included in Other, AIG Property Casualty determined that the traditional underwriting measures of loss ratio, acquisition ratio, general operating expense ratio and combined ratio do not provide a relevant measure of underwriting performance. Therefore, these ratios are not presented for Other.

Item 2 / results of operations / AIG PROPERTY CASUALTY

The following tables present AIG Property Casualty accident year catastrophe and severe losses by region and the number of events:

Catastrophes*

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended September 30, 2014
Flooding	2	$37	$-	$-	$37
Windstorms and hailstorms	5	152	31	12	195
Earthquakes	1	50	-	-	50
Reinstatement premiums		-	-	2	2
Total catastrophe-related charges	8	$239	$31	$14	$284
Commercial Insurance		$227	$21	$14	$262
Consumer Insurance		$12	$10	$-	$22
Three Months Ended September 30, 2013
Flooding	2	$106	$-	$-	$106
Windstorms and hailstorms	3	29	40	34	103
Wildfire	1	13	-	-	13
Total catastrophe-related charges	6	$148	$40	$34	$222
Commercial Insurance		$129	$21	$32	$182
Consumer Insurance		$19	$19	$2	$40
Nine Months Ended September 30, 2014
Flooding	2	$37	$-	$-	$37
Windstorms and hailstorms	14	442	120	34	596
Earthquakes	1	50	-	-	50
Reinstatement premiums		-	-	2	2
Total catastrophe-related charges	17	$529	$120	$36	$685
Commercial Insurance		$466	$66	$35	$567
Consumer Insurance		$63	$54	$1	$118
Nine Months Ended September 30, 2013
Flooding	6	$217	$9	$1	$227
Windstorms and hailstorms	7	218	40	81	339
Wildfire	1	13	-	-	13
Total catastrophe-related charges	14	$448	$49	$82	$579
Commercial Insurance		$415	$30	$77	$522
Consumer Insurance		$33	$19	$5	$57

*   Catastrophes are generally weather or seismic events having a net impact on AIG Property Casualty in excess of $10 million each.

Severe Losses*

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended September 30, 2014
Commercial Insurance	9	$62	$18	$108	$188
Consumer Insurance	-	-	-	-	-
Total severe losses	9	$62	$18	$108	$188
Three Months Ended September 30, 2013
Commercial Insurance	7	$10	$131	$70	$211
Consumer Insurance	-	-	-	-	-
Total severe losses	7	$10	$131	$70	$211

Item 2 / results of operations / AIG PROPERTY CASUALTY

Nine Months Ended September 30, 2014
Commercial Insurance	25	$170	$73	$283	$526
Consumer Insurance	3	37	4	-	41
Total severe losses	28	$207	$77	$283	$567
Nine Months Ended September 30, 2013
Commercial Insurance	13	$50	$151	$108	$309
Consumer Insurance	-	-	-	-	-
Total severe losses	13	$50	$151	$108	$309

 *   Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Commercial Quarterly and Year-to-Date Insurance Ratios

The combined ratio increased by 0.9 points in the three-month period ended September 30, 2014, compared to the same period in the prior year due primarily to an increase in the loss ratio. The loss ratio increased by 2.5 points in the three-month period ended September 30, 2014, compared to the same period in the prior year, primarily due to higher adverse net prior year loss reserve development and higher catastrophe losses. The combined ratio remained unchanged for the nine-month period ended September 30, 2014 compared to the same period in the prior year reflecting an increase in the loss ratio offset by a decrease in the expense ratio.

The accident year combined ratio, as adjusted, decreased by 3.0 points in the three-month period ended September 30, 2014, compared to the same period in the prior year primarily due to a lower accident year loss ratio, as adjusted, and an improvement in expense ratio. The accident year combined ratio, as adjusted, increased by 0.2 points in the nine-month period ended September 30, 2014, compared to the same period in the prior year primarily due to higher accident year loss ratio, as adjusted.

The accident year loss ratio, as adjusted, decreased by 1.4 points in the three-month period ended September 30, 2014, compared to the same period in the prior year primarily due to an improvement in Financial lines and lower severe losses which were partially offset by an increase in frequency of non-severe losses in Property and Specialty business, particularly in the Americas and EMEA. Severe losses represented approximately 3.5 points and 4.1 points of the accident year loss ratio, as adjusted, in the three-month periods ended September 30, 2014 and 2013, respectively.

The accident year loss ratio, as adjusted, increased by 0.9 points in the nine-month period ended September 30, 2014, compared to the same period in the prior year primarily due to higher frequency in severe losses, particularly in Property and Specialty businesses. Severe losses represented approximately 3.4 points and 2.0 points of the accident year loss ratio, as adjusted, in the nine-month periods ended September 30, 2014 and 2013, respectively.

The acquisition ratio decreased by 0.4 points and 0.5 points in the three- and nine- month periods ended September 30, 2014, respectively, compared to the same periods in the prior year primarily due to a reduction in expenses of personnel engaged in sales support activities, lower premium taxes and guaranty fund and other assessments.

The general operating expense ratio decreased by 1.2 points and 0.2 points in the three- and nine- month periods ended September 30, 2014, respectively, compared to the same periods in the prior year, due to a decrease in employee-related and other operating expenses, partially offset by an increase in technology-related expenses. In addition, the general operating expense ratio in the nine-month period ended September 30, 2013 benefitted from unusually low bad debt expense.

Consumer Quarterly and Year-to-Date Insurance Ratios

The combined ratio decreased by 1.1 points in the three-month period ended September 30, 2014 compared to the same period in the prior year, primarily due to a lower loss ratio, as discussed below. In the nine-month period ended September 30, 2014, the combined ratio remained unchanged compared to the same period in the prior year reflecting a lower loss ratio offset by a higher expense ratio.

Item 2 / results of operations / AIG PROPERTY CASUALTY

The accident year combined ratio, as adjusted, decreased by 1.1 points and 1.4 points in the three- and nine-month periods ended September 30, 2014, respectively, due to lower accident year loss ratios, as adjusted, compared to the same periods in the prior year.

The accident year loss ratio, as adjusted, decreased by 3.5 points and 2.5 points in the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods in the prior year, primarily as a result of rate increases and improved claim experience in the Japan automobile business, and rate actions and coverage changes in the U.S. warranty business. The severe losses of $41 million, resulting largely from three fire claims, accounted for 0.4 points of the accident year loss ratio, as adjusted, in the nine-month period ended September 30, 2014.

The acquisition ratio remained unchanged in the three-month period ended September 30, 2014 compared to the same period in the prior year. The acquisition ratio increased by 0.3 points in the nine-month period ended September 30, 2014 compared to the same period in the prior year, primarily due to the combined effect of the change in business mix and higher acquisition costs in growth-targeted lines of business.

The general operating expense ratio increased by 2.4 points and 0.8 points in the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods in the prior year, due to higher expenses related to the ongoing integration of AIG Property Casualty’s Japan entities and investment in targeted growth areas, partially offset by a decrease in employee-related and other operating expenses.

AIG Property Casualty Net Investment Income and Net Realized Capital Gains (Losses)

The following table presents AIG Property Casualty’s net investment income and net realized capital gains (losses):

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Net Investment Income by Component
Interest and dividends	$1,014	$1,071	(5)%	$2,959	$3,083	(4)%
Alternative investments	194	69	181	651	567	15
Fair value option assets	29	88	(67)	108	203	(47)
Other income (loss) - net	28	(15)	NM	57	(6)	NM
Total net investment income	$1,265	$1,213	4%	$3,775	$3,847	(2)%
Net Investment Income by Operating Segment
Commercial Insurance	$627	$618	1%	$1,851	$1,886	(2)%
Consumer Insurance	91	89	2	266	279	(5)
Other	547	506	8	1,658	1,682	(1)
Total net investment income	$1,265	$1,213	4%	$3,775	$3,847	(2)%
Net realized capital gains	$92	$50	84%	$361	$213	69%

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

Item 2 / results of operations / AIG PROPERTY CASUALTY

Quarterly and Year-to-Date Net Investment Income

Net investment income is influenced by a number of factors, including equity market performance, changes in overall asset allocation, changes in the timing and amount of expected cash flows on certain structured securities, and the movements of interest rates. Net investment income increased by $52 million, or four percent in the three-month period ended September 30, 2014, compared to the same period in the prior year, primarily due to higher income on alternative investments, driven by stronger equity market performance partially offset by lower income associated with investments accounted for under the fair value option as well as a decrease in interest income. The decrease in interest rates during the three- and nine-month periods ended September 30, 2014 was primarily offset by continued portfolio diversification, which helped mitigate the effects of higher interest rates on matured or sold investments versus reinvestment yields.

Net investment income decreased by $72 million, or two percent in the nine-month period ended September 30, 2014, compared to the same period in the prior year, primarily due to lower income associated with investments accounted for under the fair value option as the prior year period included a $58 million gain related to the PICC P&C rights offering in June 2013 and the effects of lower reinvestment yields partially offset by higher income on alternative investments. The decrease in interest rates during the three- and nine-month periods ended September 30, 2014 was primarily offset by continued portfolio diversification, which helped mitigate the effects of higher interest rates on matured or sold investments versus reinvestment yields.

Corporate debt securities continued to be the largest asset category. AIG Property Casualty continued to focus on risk‑weighted opportunistic investments in higher yielding assets such as structured securities and mortgage loans. In addition, AIG Property Casualty continued to maintain a defensive strategy on the rise of interest rates since the first quarter of 2013 by continuing to invest in floating rate securities. This asset diversification has maintained stable average yields while the overall credit ratings of AIG Property Casualty’s fixed maturity securities were largely unchanged. AIG Property Casualty expects to continue to refine its investment strategy during the remainder of 2014 to meet its liquidity, duration and credit quality objectives as well as current risk‑return and tax objectives.

The fair value of AIG Property Casualty’s invested assets portfolio increased compared to December 31, 2013, primarily due to an increase in unrealized appreciation, which was driven by lower interest rates and the narrowing of investment grade credit spreads.

Quarterly and Year-to-Date Net Realized Capital Gains (Losses)

Net realized capital gains increased in the three and nine-month periods ended September 30, 2014 compared to the same periods in the prior year, primarily due to gains on sales of securities, which were accomplished along with AIG Property Casualty’s portfolio diversification and derisking strategy. In addition to the higher overall gains on sales of securities, gains were also recorded on derivatives used to economically hedge foreign currency positions compared to losses in the same period in the prior year.  AIG Property Casualty recognized other‑than‑temporary impairment charges of $18 million and $53 million in the three- and nine-month periods ended September 30, 2014, respectively, slightly higher than the same periods in the prior year.

Liability for Unpaid Claims and Claims Adjustment Expense

The following discussion of the consolidated liability for unpaid claims and claims adjustment expense (loss reserves) presents loss reserves for AIG Property Casualty, as well as the loss reserves pertaining to the Mortgage Guaranty reporting unit, which is reported in Other Operations.

Item 2 / results of operations / Liability for Unpaid Claims and Claims Adjustment Expense

The following table presents the components of AIG’s gross loss reserves by major lines of business on a U.S. statutory basis*:

	September 30,	December 31,
(in millions)	2014	2013
Other liability occurrence (including asbestos and environmental)	$19,856	$21,023
International	17,223	17,126
Workers' compensation (net of discount)	14,756	15,390
Other liability claims made	10,252	10,645
Property	3,683	4,111
Auto liability	2,502	2,581
Products liability	1,453	1,463
Medical malpractice	1,587	1,714
Mortgage guaranty / credit	1,104	1,348
Accident and health	1,340	1,378
Commercial multiple peril	1,886	1,886
Aircraft	1,424	1,276
Fidelity/surety	545	538
Other	1,063	1,068
Total	$78,674	$81,547

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

The following table presents the components of net loss reserves:

	September 30,	December 31,
(in millions)	2014	2013
Gross loss reserves before reinsurance and discount	$82,319	$85,102
Less: discount	(3,645)	(3,555)
Gross loss reserves, net of discount, before reinsurance	78,674	81,547
Less: reinsurance recoverable*	(16,310)	(17,231)
Net liability for unpaid claims and claims adjustment expense	$62,364	$64,316

*    Includes $1.5 billion and $1.6 billion of reinsurance recoverable under a retroactive reinsurance agreement at September 30, 2014 and December 31, 2013, respectively.

Gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.4 billion and $12.0 billion at September 30, 2014 and December 31, 2013, respectively. These recoverable amounts are related to certain policies with high deductibles, primarily for U.S. commercial casualty business, where AIG Property Casualty manages and pays the entire claim on behalf of the insured and is reimbursed by the insured for the deductible portion of the claim. At September 30, 2014 and December 31, 2013, AIG Property Casualty held collateral totaling $9.6 billion and $9.0 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and assets in trusts.

Item 2 / results of operations / Liability for Unpaid Claims and Claims Adjustment Expense

The following table classifies the components of net loss reserves by business unit(a):

	September 30,	December 31,
(in millions)	2014	2013
AIG Property Casualty:
Commercial Insurance
Casualty	$33,730	$34,494
Financial lines	9,644	9,803
Specialty	5,660	5,485
Property	4,157	4,293
Total Commercial Insurance(b)	53,191	54,075
Consumer Insurance
Personal lines	2,994	3,385
Accident and health	2,016	2,094
Total Consumer Insurance(b)	5,010	5,479
Other	3,095	3,475
Total AIG Property Casualty	61,296	63,029
Other Operations - Mortgage Guaranty	1,068	1,287
Net liability for unpaid claims and claims adjustment expense	$62,364	$64,316

(a) Excludes future policyholder benefits of $3.6 billion and $3.5 billion at September 30, 2014 and December 31, 2013, respectively.

(b) The December 31, 2013 balances have been reclassified between lines of businesses of Commercial Insurance and Consumer Insurance. The impact of this correction was a total decrease of $325 million in Commercial Insurance and a corresponding increase in Consumer Insurance, with no income statement or balance sheet impact.

Discounting of Reserves

The following table presents the components of AIG Property Casualty’s loss reserve discount included above:

	September 30, 2014			December 31, 2013
	Commercial			Commercial
(in millions)	Insurance	Other	Total	Insurance	Other	Total
U.S. workers' compensation:
Tabular	$597	$201	$798	$597	$201	$798
Non-tabular	1,780	1,051	2,831	1,622	1,102	2,724
Asbestos	-	16	16	-	33	33
Total reserve discount	$2,377	$1,268	$3,645	$2,219	$1,336	$3,555

The following table presents the net reserve discount benefit (charge):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
	Commercial			Commercial			Commercial			Commercial
(in millions)	Insurance	Other	Total	Insurance	Other	Total	Insurance	Other	Total	Insurance	Other	Total
Change in loss reserve
discount - current
accident year	$68	$-	$68	$71	$-	$71	$203	$-	$203	$213	$-	$213
Change in loss reserve
discount - prior year
development	-	-	-	-	-	-	110	(15)	95	-	-	-
Accretion of reserve
discount	(52)	(16)	(68)	(71)	(6)	(77)	(155)	(53)	(208)	(213)	(16)	(229)
Net reserve discount
benefit (charge)	$16	$(16)	$-	$-	$(6)	$(6)	$158	$(68)	$90	$-	$(16)	$(16)

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

Quarterly Reserving Conclusion

AIG net loss reserves represent our best estimate of our liability for net losses and loss expenses as of September 30, 2014. While we regularly review the adequacy of established loss reserves, there can be no assurance that our ultimate loss reserves will not develop adversely and materially exceed our loss reserves as of September 30, 2014. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net liability for unpaid claims and claims adjustment expense
at beginning of period	$63,090	$65,592	$64,316	$68,782
Foreign exchange effect	(46)	29	(2)	(880)
Other, including dispositions	-	-	-	(79)
Change due to retroactive asbestos reinsurance transaction	35	19	121	85
Losses and loss expenses incurred:
Current year, undiscounted	5,413	5,539	16,125	16,330
Prior years unfavorable development, undiscounted(a)	307	100	457	260
Change in discount	-	6	(90)	16
Losses and loss expenses incurred(b)	5,720	5,645	16,492	16,606
Losses and loss expenses paid(b)	6,435	6,507	18,563	19,736
Net liability for unpaid claims and claims adjustment expense
at end of period	$62,364	$64,778	$62,364	$64,778

(a) See tables below for details of prior year development by business unit, accident year and major class of business.

(b) These amounts exclude benefit from retroactive reinsurance.

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by business unit and major class of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Prior accident year development by major class of business:
Commercial Insurance - U.S. & Canada:
Excess casualty	$(44)	$(153)	$(34)	$(165)
Financial lines including professional liability	(9)	(48)	(76)	(42)
Environmental (post 1986 - ongoing)	44	112	44	112

Item 2 / results of operations / Liability for Unpaid Claims and Claims Adjustment Expense

Primary casualty:
Loss-sensitive	93	3	157	83
Other	237	243	324	291
Healthcare	-	-	10	-
Specialty	11	(29)	109	(24)
Property excluding natural catastrophes	13	(16)	8	(79)
Natural catastrophes	(31)	(37)	(104)	142
All other, net	17	66	60	75
Total Commercial Insurance - U.S. & Canada	331	141	498	393
Commercial Insurance International:
Excess casualty	-	(15)	-	(15)
Primary casualty	10	(20)	3	(22)
Financial lines	-	43	119	33
Specialty	(9)	1	(21)	(33)
Property excluding natural catastrophes	(6)	(16)	(63)	7
Natural catastrophes	(7)	(24)	(54)	(47)
All other, net	-	(5)	(2)	(15)
Total Commercial Insurance - International	(12)	(36)	(18)	(92)
Total Commercial Insurance	319	105	480	301
Consumer Insurance - U.S. & Canada:
Natural catastrophes	(1)	(10)	(2)	(57)
All other, net	(5)	(10)	(27)	(30)
Total Consumer Insurance - U.S. & Canada	(6)	(20)	(29)	(87)
Consumer Insurance - International:
Natural catastrophes	-	(1)	(6)	(3)
All other, net	(6)	(9)	(7)	(35)
Total Consumer Insurance - International	(6)	(10)	(13)	(38)
Total Consumer Insurance	(12)	(30)	(42)	(125)
Other - U.S. & Canada:
Asbestos and environmental (1986 and prior)	5	(2)	52	31
Run-off environmental (1987 to 2004)	-	-	23	37
Total all other, net	-	-	16	-
Total Other - U.S. & Canada	5	(2)	91	68
Other - International:
Asbestos and environmental (1986 and prior)	2	-	(2)	11
Total all other, net	6	-	5	-
Total Other - International	8	-	3	11
Total Other	13	(2)	94	79
Total AIG Property Casualty	320	73	532	255
Other Operations - Mortgage Guaranty	(13)	27	(75)	5
Total prior year unfavorable development	$307	$100	$457	$260

AIG Property Casualty prior year development	$320	$73	$532	$255
Premium adjustments - Commercial Insurance	(93)	(3)	(157)	(83)
AIG Property Casualty prior year development, net of premium adjustments	$227	$70	$375	$172

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

In the three-month period ended September 30, 2014, the net adverse prior year loss reserve development, net of premium accruals of $93 million, was $227 million, which was primarily driven by net adverse prior year loss reserve development in U.S. Commercial Insurance, partially offset by net favorable prior year loss reserve development in Consumer Insurance. The U.S. Commercial Insurance net adverse loss reserve development was primarily driven by Primary Casualty especially general liability and auto liability, partially offset by reserve decreases in Canada Casualty and Financial lines, as well as Natural catastrophes of $31 million.  The net adverse prior year loss reserve development in Primary Casualty lines was primarily driven by several large construction defects claims and increased costs with New York labor law claims. Commercial auto liability had an increase in frequency of large claims in the accident years 2010 to 2013, where the economic recovery has contributed to increased frequency and severity of claims, especially for claims in excess of $500,000, which generally take several years to emerge and settle. The net favorable loss reserve development in Canada Casualty (including Primary and Excess Casualty business) and Financial lines was primarily due to our updated study reflecting the better than expected loss emergence over the last several calendar years.

We completed an updated analysis of our U.S. Excess Casualty business (excluding Canada) in the three-month period ended September 30, 2014 and while we have not changed our estimate of aggregate prior year losses, our revised business class segmentation led to lower 2005 and subsequent accident year estimates for non-mass tort claims where we expect underwriting actions and reductions to policy limits to have a favorable effect on ultimate losses from accident years 2007 to 2013 in particular. This was entirely offset by adverse development in our 2004 and prior year estimates as a result of updated loss development patterns for mass tort claims that we segmented more extensively from non-mass tort claims in this business class.

In the nine-month period ended September 30, 2014, the adverse prior year loss development, net of premium accruals of $157 million, was $375 million, which was driven by reserve increases on claims in U.S. Commercial Insurance and Other – U.S. The net adverse prior year loss reserve development in U.S. Commercial Insurance was driven by Primary Casualty and Specialty lines, partially offset by Natural catastrophes, while the adverse development in Other – U.S. was driven by adverse development on legacy pollution exposures (1986 and prior) and run-off environmental exposures (1987 – 2004).

For the three- and nine-month periods ended September 30, 2013, the net adverse development, net of premium accruals of $3 million and $83 million, was $70 million and $172 million, respectively, which was driven by reserve increases on claims in U.S. Commercial Insurance and Other – U.S., partially offset by net favorable development in U.S. Consumer Insurance, International Commercial and International Consumer lines. The net adverse development in U.S. Commercial Insurance was primarily attributable to domestic property exposures, mostly due to the increase in reserves for Storm Sandy, with adverse development in non-loss sensitive Primary Casualty lines, driven by higher than expected legal costs on claims for construction defects claims from accident years 2004 and prior. The adverse development on those classes was partially offset by case reductions on some large claims and favorable development on non-natural catastrophe Property business. The adverse development in Other – U.S. for the nine-month periods ended September 30, 2013 included adverse development on legacy asbestos and environmental exposures (1986 and prior). In addition, the nine-month period ended September 30, 2013 included adverse development on run off environmental exposures (1987 – 2004).

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

Item 2 / results of operations / Liability for Unpaid Claims and Claims Adjustment Expense

The following table summarizes development, (favorable) or unfavorable, of  incurred losses and loss expenses for prior years, net of reinsurance, by accident year:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Prior accident year development by accident year:
Accident Year
2013	$(62)	$-	$(189)	$-
2012	6	(82)	(84)	(48)
2011	(30)	(33)	(76)	(70)
2010	(20)	(282)	31	(292)
2009	(62)	(7)	36	(23)
2008	(47)	77	5	105
2007	(55)	93	(64)	119
2006	45	(37)	52	(15)
2005	109	21	122	61
2004 and prior	423	350	624	423
Total prior year unfavorable development	$307	$100	$457	$260

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

As described more fully in the 2013 Annual Report, AIG Property Casualty’s reserves relating to asbestos and environmental claims reflect comprehensive ground‑up and top-down analyses performed periodically. In the nine-month period ended September 30, 2014, AIG Property Casualty increased its gross asbestos reserves by $29 million and the net asbestos reserves by $28 million primarily due to minor changes in estimates, accretion of discount, and anticipated uncollectible reinsurance. For the same period, AIG Property Casualty increased its gross environmental reserves by $121 million and its net environmental reserves by $52 million to reflect the results of a top-down analysis completed in the second quarter and a minor change in estimates in the third quarter.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, AIG Property Casualty also has asbestos reserves relating to foreign risks written by non‑U.S. entities of $137 million gross and $110 million net as of September 30, 2014. The asbestos reserves relating to non‑U.S. risks written by non‑U.S. entities were $134 million gross and $108 million net as of December 31, 2013.

Item 2 / results of operations / Liability for Unpaid Claims and Claims Adjustment Expense

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Nine Months Ended September 30,	2014		2013
(in millions)	Gross	Net	Gross	Net
Asbestos:
Liability for unpaid claims and claims adjustment expense
at beginning of year	$4,720	$529	$4,896	$427
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	123	-	89
Re-estimation of amounts recoverable under retroactive
reinsurance contracts(a)	-	(3)	-	(4)
Change in net loss reserves due to retroactive reinsurance	-	120	-	85
Dispositions	-	-	(12)	(12)
Loss and loss expenses incurred:
Undiscounted	(6)	11	(5)	4
Change in discount	35	20	38	17
Losses and loss expenses incurred(b)	29	31	33	21
Losses and loss expenses paid(b)	(514)	(316)	(347)	(112)
Liability for unpaid claims and claims adjustment expense
at end of period	$4,235	$364	$4,570	$409
Environmental:
Liability for unpaid claims and claims adjustment expense
at beginning of year	$313	$163	$309	$163
Dispositions	-	-	(1)	(1)
Losses and loss expenses incurred	121	52	61	38
Losses and loss expenses paid	(40)	(25)	(69)	(43)
Liability for unpaid claims and claims adjustment expense
at end of period	$394	$190	$300	$157
Combined:
Liability for unpaid claims and claims adjustment expense
at beginning of year	$5,033	$692	$5,205	$590
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	123	-	89
Re-estimation of amount recoverable under retroactive
reinsurance contracts	-	(3)	-	(4)
Change in net loss reserves due to retroactive reinsurance	-	120	-	85
Dispositions	-	-	(13)	(13)
Losses and loss expenses incurred:
Undiscounted	115	63	56	42
Change in discount	35	20	38	17
Losses and loss expenses incurred	150	83	94	59
Losses and loss expenses paid	(554)	(341)	(416)	(155)
Liability for unpaid claims and claims adjustment expense
at end of period	$4,629	$554	$4,870	$566

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

AIG Life and Retirement Quarterly and Year-to-date 2014 Highlights

Pre-tax operating income for the three- and nine-month periods ended September 30, 2014 improved compared to the same periods in the prior year, reflecting higher fee income from growth in assets under management and higher alternative investment income. Pre-tax operating income in the three- and nine-month periods included a net positive adjustment of $120 million related to an annual review of actuarial assumptions, compared to a $118 million net positive adjustment in the same periods in the prior year. The $120 million net adjustment in the 2014 periods included a $207 million net increase in pre-tax operating income to update certain estimated gross profit assumptions used to amortize DAC and related items in the interest-sensitive product lines, partially offset by loss recognition expense of $87 million related to certain discontinued long-term care business. The $118 million net positive adjustment in the same periods in the prior year was exclusively related to the update of estimated gross profit assumptions. Net investment income for the three-month period ended September 30, 2014 increased compared to the same period in the prior year, primarily due to strong returns on alternative investments. For both periods, compared to the same periods in the prior year, active crediting rate management and growth in invested assets largely offset the impact of lower investment yields.

Pre-tax income for the three-month period ended September 30, 2014 increased compared to the same period in the prior year primarily due to higher pre-tax operating income as discussed above, legal settlement proceeds and lower loss recognition expense attributable to reinvestment in the low interest rate environment, partially offset by lower net realized capital gains. For the nine-month period ended September 30, 2014, pre-tax income was lower than the same period in the prior year, as the decrease in net realized capital gains (losses) more than offset the increases from lower loss recognition expense, improved pre-tax operating income and higher legal settlement proceeds. Pre-tax income for the three- and nine-month periods ended September 30, 2014 included realized capital losses from changes in the fair value of embedded derivatives related to variable annuity guarantee features, net of hedges, primarily as a result of decreases in interest rates. Pre-tax income for the three- and nine-month periods ended September 30, 2013 included significant realized capital gains primarily due to investment sales related to capital loss carryforward utilization.

Premiums and deposits increased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year, primarily due to a stable value wrap funding agreement deposit in the Institutional Markets product line and continued strong demand for variable and index annuities in the Retirement Income Solutions product line. The increases in those product lines were partially offset by lower Retail Mutual Fund sales in the three-and nine- month periods ended September 30, 2014, and lower Fixed Annuities sales in the three-month period ended September 30, 2014, compared to the same periods in the prior year. Higher surrenders and withdrawals in both the three- and nine-month periods ended September 30, 2014, primarily in the Group Retirement and Retail Mutual Fund product lines, resulted in negative net flows in the three-month period ended September 30, 2014 and a significant decrease in net flows for both periods compared to the same periods in the prior year. See AIG Life and Retirement – Premiums, Deposits and Net Flows for discussion of premiums, as well as net flows by product line.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

Dividends and loan repayments paid  by AIG Life and Retirement subsidiaries to AIG Parent in the three-month period ended September 30, 2014 were $1.7 billion, which included approximately $465 million of legal settlement proceeds.  Dividends and loan repayments paid by AIG Life and Retirement subsidiaries to AIG Parent in the nine-month period ended September 30, 2014 totaled $4.9 billion, which was comprised of $4.3 billion of cash and $642 million of preferred equity interests in two aircraft trust entities, and included approximately $829 million of legal settlement proceeds. In addition, AIG Life and Retirement distributed an additional $635 million to AIG Parent in the form of cash and fixed maturity securities in October 2014, which represented the remainder of dividends that were declared by AIG Life and Retirement subsidiaries in the three-month period ended September 30, 2014.

AIG Life and Retirement Results

The following table presents AIG Life and Retirement results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Retail
Revenue:
Premiums	$371	$403	(8)%	$1,189	$1,150	3%
Policy fees	576	509	13	1,654	1,487	11
Net investment income	1,526	1,445	6	4,618	4,612	-
Other income	456	409	11	1,335	1,156	15
Operating expenses:
Policyholder benefits and claims incurred	857	765	12	2,328	2,089	11
Interest credited to policyholder account balances	492	503	(2)	1,620	1,698	(5)
Amortization of deferred policy acquisition costs	79	2	NM	462	342	35
Other acquisition and insurance expenses	698	650	7	2,065	1,939	6
Pre-tax operating income	803	846	(5)	2,321	2,337	(1)
Legal settlements	300	-	NM	328	297	10
Changes in fair value of fixed maturity securities designated
to hedge living benefit liabilities, net of interest expense	32	(30)	NM	162	(128)	NM
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(32)	(23)	(39)	(18)	(144)	88
Net realized capital gains (losses)	57	148	(61)	(230)	752	NM
Pre-tax income	$1,160	$941	23%	$2,563	$3,114	(18)%
Institutional
Revenue:
Premiums	$228	$318	(28)%	$707	$840	(16)%
Policy fees	167	136	23	482	396	22
Net investment income	1,088	1,022	6	3,374	3,369	-
Other income	46	34	35	125	99	26
Operating expenses:
Policyholder benefits and claims incurred	437	551	(21)	1,350	1,508	(10)
Interest credited to policyholder account balances	389	421	(8)	1,176	1,214	(3)
Amortization of deferred policy acquisition costs	(20)	74	NM	20	124	(84)
Other acquisition and insurance expenses	178	166	7	518	506	2
Pre-tax operating income	545	298	83	1,624	1,352	20
Legal settlements	179	-	NM	193	170	14
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(1)	(248)	100	(26)	(1,338)	98
Net realized capital gains (losses)	48	250	(81)	58	1,232	(95)
Pre-tax income	$771	$300	157%	$1,849	$1,416	31%

Item 2 / results of operations / AIG LIFE AND RETIREMENT

Total AIG Life and Retirement
Revenue:
Premiums	$599	$721	(17)%	$1,896	$1,990	(5)%
Policy fees	743	645	15	2,136	1,883	13
Net investment income	2,614	2,467	6	7,992	7,981	-
Other income	502	443	13	1,460	1,255	16
Operating expenses:
Policyholder benefits and claims incurred	1,294	1,316	(2)	3,678	3,597	2
Interest credited to policyholder account balances	881	924	(5)	2,796	2,912	(4)
Amortization of deferred policy acquisition costs	59	76	(22)	482	466	3
Other acquisition and insurance expenses	876	816	7	2,583	2,445	6
Pre-tax operating income	1,348	1,144	18	3,945	3,689	7
Legal settlements	479	-	NM	521	467	12
Changes in fair value of fixed maturity securities designated
to hedge living benefit liabilities, net of interest expense	32	(30)	NM	162	(128)	NM
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(33)	(271)	88	(44)	(1,482)	97
Net realized capital gains (losses)	105	398	(74)	(172)	1,984	NM
Pre-tax income	$1,931	$1,241	56%	$4,412	$4,530	(3)%

AIG LIFE AND RETIREMENT PRE-TAX OPERATING INCOME (in millions)

AIG Life and Retirement Quarterly and Year-to-date Results

Pre-tax operating income for the three- and nine-month periods ended September 30, 2014 improved compared to the same periods in the prior year, which reflected higher fee income from growth in assets under management and higher net investment income, primarily due to strong returns on alternative investments.

Pre-tax operating income in the three- and nine-month periods ended September 30, 2014 included a net positive adjustment of $120 million related to an annual review of actuarial assumptions, compared to a $118 million net positive adjustment in the same periods in the prior year. The adjustments in both years included updates of certain estimated gross profit assumptions used to amortize DAC and related items in the interest-sensitive product lines, which resulted in a $207 million net increase in pre-tax operating income in the three- and nine-month periods ended September 30, 2014, compared to a $118 million net increase in pre-tax operating income in the same periods in the prior year. The net positive adjustment related to estimated gross profit assumptions in the 2014 periods was primarily due to higher investment spread and lower lapse assumptions in the Fixed Annuities and Group Retirement product lines than previously assumed, partially offset by higher mortality

Item 2 / results of operations / AIG LIFE AND RETIREMENT

assumptions for universal life insurance, which were still within pricing assumptions, and loss recognition expense of $87 million for certain discontinued long-term care business. See AIG Life and Retirement DAC and Reserves - Estimated Gross Profit Assumptions for Interest-Sensitive Products, and AIG Life and Retirement DAC and Reserves – Loss Recognition, for additional discussion.

Net investment income for the three-month period ended September 30, 2014 increased compared to the same period in the prior year, primarily due to strong returns on alternative investments, as well as higher call and tender income. For both the three-and nine-month periods ended September 30, 2014, compared to the same periods in the prior year, higher investment income from growth in average invested assets was largely offset by lower base investment yield due to reinvestment in the sustained low interest rate environment. See AIG Life and Retirement Investments for additional discussion. Active crediting rate management has helped mitigate the impact of declining base yields on pre-tax operating income.

Advisory fees and other income increased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year due to higher volumes of advisory services, which were offered in the Brokerage Services, Retirement Income Solutions and Retail Mutual Fund product lines in the Retail operating segment. The increases in advisory fees and other income were partially offset by a related increase in advisory expense, which was the primary driver of the increase in other acquisition and insurance expense for the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year. The remaining increase in other acquisition and insurance expense was largely due to non-deferrable expenses related to business growth.

Pre-tax income for the three-month period ended September 30, 2014 increased compared to the same period in the prior year primarily due to higher pre-tax operating income as discussed above, legal settlement proceeds and lower loss recognition expense, which was primarily attributable to investment sales related to capital loss carryforward utilization in the prior year period, partially offset by lower net realized capital gains.

For the nine-month period ended September 30, 2014, pre-tax income was lower than the same period in the prior year, as the decrease in net realized capital gains (losses) more than offset the increases from lower loss recognition expense attributable to investment sales, improved pre-tax operating income and higher legal settlement proceeds.

Net realized capital gains (losses) reflect investment activity as well as the change in fair value of embedded derivatives primarily related to variable annuities with GMWB living benefit guarantee features, net of hedges. The decreases in net realized capital gains (losses) from investment activity in the three- and nine-month periods ended September 30, 2014 were primarily due to investment sales made during 2013 to utilize capital loss carryforwards. See AIG Life and Retirement Investments for additional discussion of realized capital gains (losses) on invested assets.

Net realized capital gains (losses) from the change in the fair value of embedded derivatives primarily related to variable annuities with GMWB living benefit guarantee features, net of hedges, included net losses of $77 million and $412 million in the three- and nine-month periods ended September 30, 2014, respectively, compared to net gains of $19 million and $150 million in the respective periods in the prior year. These embedded derivatives are primarily in the Retirement Income Solutions product line of the Retail operating segment and, to a lesser extent, in the Group Retirement product line of the Institutional operating segment. The embedded derivative fair value losses were partially offset by the rider fees collected for the embedded derivatives, which are reported in policy fees, and by increases in the fair value of U.S. Treasury bonds used to hedge interest rate risk, discussed below.

The variance in net realized capital gains (losses) related to these embedded derivatives in the three-month period ended September 30, 2014 compared to the same period in the prior year was primarily due to adjustments to reflect the update of assumptions for these products, which were partially offset by DAC adjustments reported within changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses).

The variance in net realized capital gains (losses) related to these embedded derivatives for the nine-month period ended September 30, 2014 compared to the same period in the prior year included the change from the update of assumptions, and also reflected a decrease in interest rates offset by changes in the non-performance spread adjustment. The fair value calculation for these embedded derivatives reflects a market participant’s view of AIG Life and Retirement’s claims-paying ability by adjusting the interest rate swap curve used to discount the expected cash flows with an additional spread to reflect non-performance risk. This non-performance spread adjustment is derived from corporate credit spreads in the marketplace.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

AIG Life and Retirement has a dynamic economic hedging program designed to manage risk exposure related to its guaranteed living benefit features from changes in equity markets, interest rates and volatilities. This program utilizes derivative instruments, including equity options, futures contracts and interest rate swap contracts, as well as U.S. Treasury bonds. While a small portion of AIG Life and Retirement’s interest rate risk related to these products is unhedged, the majority of the interest rate exposure related to guaranteed living benefit features is hedged with derivative instruments and, to a lesser extent, with U.S. Treasury bonds, which AIG Life and Retirement began purchasing in 2012 as a capital-efficient strategy to reduce interest rate risk exposure over time. The hedging-related change in the fair value of the U.S. Treasury bonds is also excluded from pre-tax operating income and reported in changes in fair value of fixed maturity securities designated to hedge living benefit liabilities.

Loss recognition expense primarily attributable to investment sales related to capital loss carryforward utilization was excluded from pre-tax operating income and reported in changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses). Such loss recognition expense for certain traditional product lines was less than $1 million in the three-month period ended September 30, 2014 and $21 million in the nine-month period ended September 30, 2014, in both cases significantly lower than $244 million and $1.5 billion in the three- and nine-month periods, respectively, in the prior year. Loss recognition recorded in the 2013 periods was primarily a result of proceeds from investment sales related to the program to utilize capital loss carryforwards that were reinvested in the low interest rate environment. See AIG Life and Retirement DAC and Reserves – Loss Recognition for additional discussion.

Retail Quarterly and Year-to-date Results

Pre-tax operating income for the Retail operating segment in the three- and nine-month periods ended September 30, 2014 decreased compared to the same periods in the prior year, primarily due to a $71 million net positive adjustment to update certain actuarial assumptions in the 2014 periods, compared to a $198 million net positive adjustment in the same periods in the prior year. The net adjustment related to the update of estimated gross profit assumptions used to amortize DAC and related items in the interest-sensitive product lines totaled $158 million in the three- and nine-month periods ended September 30, 2014, which was comprised of a $196 million net positive adjustment in the Fixed Annuities product line, primarily due to more favorable investment spread assumptions than previously assumed, and a $14 million net positive adjustment in Retirement Income Solutions, primarily due to improved mortality assumptions, partially offset by $52 million of net negative adjustments in the Life and A&H product line, which reflected higher mortality assumptions and, to a lesser extent, lower investment spreads. The net adjustment to update assumptions in the 2014 periods was also reduced by loss recognition expense of $87 million for certain discontinued long-term care business. The decrease in pre-tax operating income due to updated assumptions was partially offset by higher fee income in the Retirement Income Solutions product line, which reflected growth in assets under management driven by strong sales of variable annuities, positive net flows and favorable equity market performance, and by higher net investment income.

Net investment income in the Retail operating segment for the three-month period ended September 30, 2014 increased compared to the same period in the prior year, primarily due to strong returns on alternative investments. For both the three- and nine-month periods ended September 30, 2014, compared to the same periods in the prior year, higher investment income from growth in average invested assets was largely offset by lower base investment yield due to reinvestment in the sustained low interest rate environment. Base spread (defined as base net investment income less interest credited) for the Fixed Annuities product line was stable in both of the 2014 periods compared to the same periods in the prior year, as declining base yields were partially offset by active crediting rate management and the run-off of older business with relatively high crediting rates.

DAC amortization expense for the Retail operating segment, excluding the portion of the adjustment to update estimated gross profit assumptions discussed above that reduced DAC amortization expense, increased compared to the nine-month period ended September 30, 2013, as the favorable impact of equity market performance reduced amortization expense in the prior year period but had a less significant impact on the same period in 2014.

Advisory fees and other income increased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year due to higher volumes of advisory services, which were offered in the Brokerage Services, Retirement Income Solutions and Retail Mutual Fund product lines. The increase in advisory fee and other income was partially offset by a related increase in advisory expense, which is included in other acquisition and insurance expense.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

Pre-tax income for the Retail operating segment in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year was reduced by lower pre-tax operating income discussed above, as well as fair value net losses in the current year periods on embedded derivatives primarily related to variable annuity guarantee features, net of hedges, compared to fair value net gains in the same periods in the prior year. The variance in the embedded derivative fair value gains (losses) for the three-month period ended September 30, 2014 compared to the same period in the prior year was primarily due to adjustments in both periods to update assumptions for these products. The variance in the embedded derivative fair value gains (losses) for the nine-month period ended September 30, 2014 compared to the same period in the prior year included the adjustments to update assumptions as well as a decrease in interest rates. For the three-month period ended September 30, 2014, these decreases in pre-tax income were more than offset by legal settlement proceeds.

Fair value gains (losses) on embedded derivatives reported in net realized capital gains (losses) in the 2014 periods were partially offset by rider fees collected for the embedded derivatives, which are recorded in policy fees, and by changes in fair value of the U.S. Treasury bonds used to hedge interest rate risk related to these living benefit liabilities, which are also excluded from pre-tax operating income.

Institutional Quarterly and Year-to-date Results

Pre-tax operating income for the Institutional operating segment increased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year, primarily due to  a net positive adjustment of $49 million related to an annual review and update of certain estimated gross profit assumptions used to amortize DAC and related items for interest-sensitive products in both 2014 periods, compared to an $80 million net unfavorable adjustment in the same periods in the prior year. The adjustments in both the current and prior year periods were primarily in the Group Retirement product line, and the net positive adjustment in the 2014 periods was primarily due to more favorable annuity spread and lapse assumptions than previously assumed. Pre-tax operating income for the Institutional operating segment also reflected higher fee income and higher net investment income. The increase in fee income was driven by growth in assets under management, principally from favorable equity market performance and development of the stable value wrap business.

Net investment income for the three- and nine-month periods ended September 30, 2014 increased compared to the same periods in the prior year, primarily due to higher income from alternative investments and higher call income. For both of the 2014 periods, compared to the same periods in the prior year, higher investment income from growth in average invested assets was largely offset by lower base investment yield due to reinvestment in the sustained low interest rate environment. Effective crediting rate management in the Group Retirement product line has helped offset the pressure on yields from reinvestment in the sustained low interest rate environment.

Pre-tax income for the Institutional operating segment increased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year, primarily due to higher pre-tax operating income, higher legal settlement proceeds and lower loss recognition expense, partially offset by lower net realized capital gains from investments sold in the 2013 periods to utilize capital loss carryforwards. Loss recognition expense in the 2013 periods was triggered primarily by reinvestment of proceeds from investment sales to utilize capital loss carryforwards. See AIG Life and Retirement DAC and Reserves – Loss Recognition for additional information.

AIG Life and Retirement Investments

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

Item 2 / results of operations / AIG LIFE AND RETIREMENT

In addition, AIG Life and Retirement seeks to enhance returns through investments in a diversified portfolio of private equity funds, hedge funds, and affordable housing partnerships. AIG Life and Retirement’s investment portfolio also includes, to a lesser extent, common and preferred stocks and yield-enhancement items, such as securities for which the fair value option has been elected.

See MD&A - Investments for additional information on AIG Life and Retirement’s invested assets, investment strategy and asset-liability management process.

Investment Yields

Overall, AIG Life and Retirement’s fixed maturity portfolio yields in the three- and nine-month periods ended September 30, 2014 declined compared to the same periods in the prior year, primarily as a result of investment purchases and reinvestment of portfolio cash flows from investment sales, interest and maturities at yields lower than the weighted average yield of the existing portfolio due to the sustained historically low interest rate environment.

For the nine-month period ended September 30, 2014, the decrease in base yield (calculated using base net investment income as defined above) reflected strong performance of commercial mortgage loans and structured securities in the prior year period, as well as the investment of proceeds from sales made during 2013 to offset capital loss carryforwards, at rates below the weighted average yield of the overall portfolio.

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

Net Investment Income

Quarterly Net Investment Income

Net investment income for the three-month period ended September 30, 2014 increased compared to the same period in the prior year, including a $153 million increase in income from alternative investments primarily due to strong returns on hedge funds and $29 million higher call and tender income. Net gains on fair value option assets were $68 million in the three-month period ended September 30, 2014, compared to $74 million of net gains in the same period in the prior year, due to lower gains on fair value option bonds partially offset by higher gains from PICC Group. AIG Life and Retirement sold its interest in the PICC Group shares to AIG Parent on August 13, 2014.

Base net investment income for the three-month period ended September 30, 2013 decreased compared to the same period in the prior year, as growth in invested assets was more than offset by lower base yield.

Year-to-Date Net Investment Income

Net investment income for the nine-month period ended September 30, 2014 increased compared to the same period in the prior year, which included a $20 million increase in income from alternative investments, $19 million higher call and tender income and $7 million higher net gains on fair value option assets, partially offset by a reversal of accrued interest on restructured loans. Fair value option net gains were $48 million in the nine-month period ended September 30, 2014 compared to $41 million of net gains in the same period in the prior year, which reflected higher gains on fair value option bonds, partially offset by losses from PICC Group of $54 million in the 2014 period compared to losses of $39 million for the same period in the prior year.

Base net investment income for the nine-month period ended September 30, 2014 was comparable to the same period in the prior year as growth in invested assets was offset by lower base yield. The current period included participation income on a commercial mortgage loan and income from the redemption of an asset classified in Other invested assets, while the same period in the prior year also benefitted from strong results in commercial mortgage loans and structured securities.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

AIG Life and Retirement maintains investment portfolios for each product line which, to the extent practicable, match established duration targets based on the characteristics of liabilities. AIG Life and Retirement has not made significant changes during 2014 in the duration targets or credit quality of assets supporting its business lines. Net investment income from assets that support liabilities is allocated to the product line supported by those assets. Net investment income from investments in excess of liabilities, which include the majority of the alternative investments and fair value option assets, is allocated to the product lines using a capital-based internal allocation model. As a result, the variances in alternative investment income and fair value option assets discussed above were also reflected in net investment income of both the Retail and Institutional operating segments.

Net Realized Capital Gains (Losses)

The decreases in AIG Life and Retirement’s net realized capital gains in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year were largely due to investment sales made during 2013 to utilize capital loss carryforwards. Net capital gains on the sales of investments were $210 million and $406 million in the three- and nine-month periods ended September 30, 2014, respectively, compared to $460 million and $2.1 billion in the same periods in the prior year. The realized gains in the three- and nine-month periods ended September 30, 2014 included sales to monetize gains in certain long-held investment real estate. Other-than-temporary impairments remained at relatively low levels in the three- and nine-month periods ended September 30, 2014.

In addition to investment activity, AIG Life and Retirement’s net realized capital gains (losses) also reflect variability from the effect of changes in the fair value of embedded derivatives in variable annuities with GMWB living benefit features and related hedges, primarily in the Retail operating segment. See AIG Life and Retirement Results for additional discussion of such activity.

NAIC Designations of Fixed Maturity Securities

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

The following table presents the fixed maturity security portfolio of AIG Life and Retirement categorized by NAIC Designation, at fair value:

September 30, 2014
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$48,488	$62,396	$110,884	$4,772	$2,259	$287	$118	$7,436	$118,320
Mortgage-backed, asset-backed and collateralized	40,974	1,919	42,893	754	482	245	756	2,237	45,130
Total*	$89,462	$64,315	$153,777	$5,526	$2,741	$532	$874	$9,673	$163,450

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

Item 2 / results of operations / AIG LIFE AND RETIREMENT

The following table presents the fixed maturity security portfolio of AIG Life and Retirement categorized by composite AIG credit rating, at fair value:

September 30, 2014
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$48,137	$63,206	$111,343	$4,263	$2,403	$311	$6,977	$118,320
Mortgage-backed, asset-backed and collateralized	25,734	3,036	28,770	1,442	1,759	13,159	16,360	45,130
Total*	$73,871	$66,242	$140,113	$5,705	$4,162	$13,470	$23,337	$163,450

*  Excludes $1.0 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within AIG Life and Retirement that require a statutory filing.

AIG Life and Retirement DAC and Reserves

The following table summarizes the major components of the changes in AIG Life and Retirement DAC:
Nine Months Ended September 30,
(in millions)	2014	2013
Balance, beginning of year	$6,723	$5,672
Acquisition costs deferred	759	665
Amortization expense	(497)	(489)
Change related to unrealized depreciation (appreciation) of investments	(361)	661
Balance, end of period*	$6,624	$6,509

* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $8.1 billion and $7.7 billion at September 30, 2014 and 2013, respectively.

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

In the three-month period ended September 30, 2014, AIG Life and Retirement completed its annual review and update of estimated gross profit assumptions used to amortize DAC and related items for its interest-sensitive products. The result of this review was a $207 million net positive adjustment to pre-tax operating income for the three- and nine-month periods ended September 30, 2014, including $158 million in the Retail operating segment and $49 million in the Institutional operating segment. The net positive adjustment in the Retail operating segment included $196 million in the Fixed Annuities product line, primarily due to better investment spreads than previously assumed, and $14 million in the Retirement Income Solutions product line, primarily due to improved mortality assumptions, partially offset by $52 million of net negative adjustments in the Life and A&H product line, due to lower investment spread and higher mortality assumptions. The updated mortality assumptions are still within pricing assumptions. The net positive adjustment in the Institutional segment was primarily due to more favorable assumptions for investment spreads and surrender rates in the Group Retirement product line than previously assumed. These adjustments do not include loss recognition on long-term care products; see AIG Life and Retirement DAC and Reserves – Loss Recognition for additional discussion of the update of assumptions for long-term care products.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

The $207 million net positive adjustment included in pre-tax operating income in the three- and nine-month periods ended September 30, 2014 to reflect updated actuarial assumptions was comprised of a $165 million net decrease in DAC amortization expense, a $93 million decrease in SIA amortization expense within interest credited to policyholder account balances and a $27 million increase in unearned revenue amortization within policy fees, partially offset by a $78 million increase in liabilities for future policy benefits for life and health insurance contracts and policyholder contract deposits. The net adjustment to DAC amortization represented less than 2 percent of the DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments as of September 30, 2014.

In the three-month period ended September 30, 2013, AIG Life and Retirement’s annual review and update of the estimated gross profit assumptions resulted in a $118 million net increase in pre-tax operating income, which included a $198 million increase in the Retail operating segment and an $80 million decrease in the Institutional operating segment. The net increase in Retail pre-tax operating income in the three-month period ended September 30, 2013 was primarily due to favorable adjustment in the Fixed Annuities product line due to active spread management of crediting rates and higher future investment yields than those previously assumed. The updates of variable annuity spreads, surrender rates and life insurance mortality assumptions had an unfavorable impact on the pre-tax operating income of the Life Insurance and A&H, Retirement Income Solutions and Group Retirement product lines in the three-month period ended September 30, 2013.

The $118 million net increase in the 2013 pre-tax operating income to reflect the update of assumptions was comprised of $98 million net decrease in DAC amortization expense, a $61 million decrease in SIA amortization expense within interest credited to policyholder account balances, and a $28 million increase in unearned revenue amortization within the policy fees, partially offset by a $69 million increase in future policy benefits for life and health insurance contracts. The net adjustment to DAC amortization represented less than 2 percent of the DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments as of September 30, 2013.

The update of actuarial assumptions also included a $27 million net negative adjustment and a $61 million net positive adjustment in the three-month periods ended September 30, 2014 and 2013, respectively, related to updated mortality assumptions for GMWB embedded derivative liabilities, which resulted in a negative adjustment of $32 million and a positive adjustment of $82 million reported in net realized capital gains (losses) in the three-month periods ended September 30, 2014 and 2013, respectively, partially offset by DAC adjustments reported within changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses).

Reversion to the Mean

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

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in DAC related to unrealized appreciation of

Item 2 / results of operations / AIG LIFE AND RETIREMENT

investments generally moves in the opposite direction of the changes in unrealized appreciation of the available for sale securities portfolio. The increases in the unrealized appreciation of investments in the nine-month period ended September 30, 2014 of $5.1 billion, which were driven by the decline in market interest rates, resulted in a decrease in DAC and an increase in shadow loss reserves related to unrealized appreciation of investments. Shadow loss reserves were insignificant at December 31, 2013 and increased to $850 million at September 30, 2014. The change in this component of DAC and shadow loss reserves in the nine-month period ended September 30, 2014 was greater than the change in the same period of the prior year, due to a larger movement in unrealized appreciation of investments.

AIG Life and Retirement Insurance Reserves

The following table presents a rollforward of AIG Life and Retirement’s insurance reserves and mutual fund assets under management:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Retail
Balance at beginning of period, gross	$142,571	$128,027	$137,278	$123,699
Premiums and deposits	5,004	6,133	15,531	14,285
Surrenders and withdrawals	(2,746)	(2,248)	(8,262)	(7,316)
Death and other contract benefits	(1,005)	(853)	(2,855)	(2,627)
Subtotal	1,253	3,032	4,414	4,342
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(348)	1,355	1,497	2,998
Cost of funds	534	546	1,598	1,678
Other reserve changes	(267)	(301)	(1,044)	(58)
Balance at end of period	143,743	132,659	143,743	132,659
Reserves related to unrealized appreciation of investments	98	9	98	9
Reinsurance ceded	(1,459)	(1,493)	(1,459)	(1,493)
Total insurance reserves and retail mutual fund assets under management	$142,382	$131,175	$142,382	$131,175
Institutional
Balance at beginning of period, gross	$122,834	$113,857	$119,892	$110,494
Premiums and deposits	4,658	2,289	8,620	6,482
Surrenders and withdrawals	(2,983)	(2,980)	(6,642)	(8,078)
Death and other contract benefits	(531)	(525)	(1,617)	(1,498)
Subtotal	1,144	(1,216)	361	(3,094)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(718)	2,903	2,559	6,518
Cost of funds	395	396	1,175	1,174
Other reserve changes	(149)	159	(481)	1,007
Balance at end of period	123,506	116,099	123,506	116,099
Reserves related to unrealized appreciation of investments	752	-	752	-
Reinsurance ceded	(194)	(211)	(194)	(211)
Total insurance reserves and group mutual fund assets under management	$124,064	$115,888	$124,064	$115,888
Total AIG Life and Retirement:
Balance at beginning of period, gross	$265,405	$241,884	$257,170	$234,193
Premiums and deposits	9,662	8,422	24,151	20,767
Surrenders and withdrawals	(5,729)	(5,228)	(14,904)	(15,394)
Death and other contract benefits	(1,536)	(1,378)	(4,472)	(4,125)
Subtotal	2,397	1,816	4,775	1,248

Item 2 / results of operations / AIG LIFE AND RETIREMENT

Change in fair value of underlying assets and reserve accretion, net of
policy fees	(1,066)	4,258	4,056	9,516
Cost of funds	929	942	2,773	2,852
Other reserve changes	(416)	(142)	(1,525)	949
Balance at end of period	267,249	248,758	267,249	248,758
Reserves related to unrealized appreciation of investments	850	9	850	9
Reinsurance ceded	(1,653)	(1,704)	(1,653)	(1,704)
Total insurance reserves and mutual fund assets under management	$266,446	$247,063	$266,446	$247,063

Loss Recognition

Other reserve changes in the table above include loss recognition expense and shadow loss recognition. Loss recognition attributable primarily to investment sales related to capital loss carryforward utilization was excluded from pre-tax operating income and reported within changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses) in the AIG Life and Retirement Results table herein.

In the three- and nine-month periods ended September 30, 2014, AIG Life and Retirement recorded loss recognition expense of $87 million to increase reserves for certain discontinued long-term care business, primarily as a result of lower future premium increase assumptions and, to a lesser extent, lower yield assumptions. Assumptions related to investment yields, mortality experience and expenses are reviewed periodically and updated as appropriate, which could also result in additional loss recognition reserves. AIG Life and Retirement does not currently offer long-term care products.

Sales of investment securities in connection with the program to utilize capital loss carryforwards and other investment sales with subsequent reinvestment at lower yields triggered loss recognition expense, primarily on certain long-term payout annuity contracts, of less than $1 million in the three-month period ended September 30, 2014 and $21 million in the nine-month period ended September 30, 2014, which was significantly lower than $244 million and $1.5 billion in the respective three- and nine-month periods in the prior year.

Shadow loss recognition was insignificant at December 31, 2013 and increased to $850 million at September 30, 2014 primarily due to the increase in unrealized appreciation of investments during the nine-month period.

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

Item 2 / results of operations / AIG LIFE AND RETIREMENT

Renewal crediting rate management is done under contractual provisions in annuity and universal life products that were designed to allow crediting rates to be reset at pre-established intervals subject to minimum crediting rate guarantees. AIG Life and Retirement has adjusted, and will continue to adjust, crediting rates to maintain targeted net investment spreads on both new business and in-force business where crediting rates are above minimum guarantees. In addition to annuity and universal life products, certain traditional long-duration products for which AIG Life and Retirement does not have the ability to adjust interest rates, such as payout annuities, expose AIG Life and Retirement to reduced earnings and potential loss recognition reserve increases in a prolonged low interest rate environment. See AIG Life and Retirement Reserves – Loss Recognition for additional discussion of loss recognition.

As of September 30, 2014, AIG Life and Retirement’s universal life and annuity products had minimum guaranteed interest rates ranging from 1 percent to 5.5 percent, with the higher rates representing guarantees on older products. As indicated in the table below, approximately 70 percent of annuity and universal life account values were at their minimum crediting rates as of September 30, 2014, compared to 73 percent at December 31, 2013. As a result of disciplined pricing on new business and the run-off of older business with higher minimum interest crediting rates, fixed annuity account values having contractual minimum guaranteed rates above 1 percent decreased from 84 percent at December 31, 2013 to 80 percent at September 30, 2014.

The following table presents universal life and fixed annuity account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
September 30, 2014		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Universal life insurance
1%	$75	$-	$6	$81
> 1% - 2%	37	98	215	350
> 2% - 3%	458	415	1,401	2,274
> 3% - 4%	2,052	593	1,178	3,823
> 4% - 5%	4,083	189	-	4,272
> 5% - 5.5%	335	-	-	335
Subtotal	$7,040	$1,295	$2,800	$11,135
Fixed annuities *
1%	$1,614	$8,171	$9,565	$19,350
> 1% - 2%	12,746	3,472	4,790	21,008
> 2% - 3%	31,822	152	1,971	33,945
> 3% - 4%	13,343	58	20	13,421
> 4% - 5%	8,019	11	4	8,034
> 5% - 5.5%	229	-	5	234
Subtotal	$67,773	$11,864	$16,355	$95,992
Total	$74,813	$13,159	$19,155	$107,127
Percentage of total	70%	12%	18%	100%

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

The following table presents a reconciliation of premiums and deposits to GAAP premiums:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Premiums and deposits	$9,662	$8,422	$24,151	$20,767
Deposits	(8,927)	(7,543)	(21,926)	(18,304)
Other	(136)	(158)	(329)	(473)
Premiums	$599	$721	$1,896	$1,990

Premiums  decreased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year, primarily due to lower terminal funding annuity and structured settlement premiums in the Institutional Markets product line. The decrease in premiums for those product lines in the nine-month period ended September 30, 2014 was partially offset by higher immediate annuity premiums in the Fixed Annuities product line.

The following table presents premiums and deposits by operating segment and product line:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Retail
Life Insurance and A&H	$807	$822	(2)%	$2,470	$2,497	(1)%
Fixed Annuities	692	1,188	(42)	2,713	1,919	41
Retirement Income Solutions	2,887	2,460	17	7,630	6,106	25
Retail Mutual Funds	598	1,633	(63)	2,656	3,682	(28)
Closed blocks	20	30	(33)	62	81	(23)
Total Retail	$5,004	$6,133	(18)%	$15,531	$14,285	9%
Institutional
Group Retirement	$1,686	$1,838	(8)%	$5,034	$5,283	(5)%
Institutional Markets	2,840	293	NM	3,182	697	357
Group Benefits	132	158	(16)	404	502	(20)
Total Institutional	4,658	2,289	103	8,620	6,482	33
Total Life and Retirement premiums and deposits	$9,662	$8,422	15%	$24,151	$20,767	16%

Premiums and deposits  increased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year, primarily due to continued strong demand for variable and index annuities in the Retirement Income Solutions product line and a stable value wrap deposit in the Institutional Markets product line. Institutional Markets premiums and deposits for the three-and nine-month periods ended September 30, 2014 included a $2.5 billion deposit to the separate accounts of an AIG Life and Retirement subsidiary in connection with a stable value wrap funding agreement. The increase in premiums and deposits from individual variable annuities and the stable value wrap deposit was partially offset by lower Retail Mutual Fund sales in both periods and lower Fixed Annuities sales in the three-month period ended September 30, 2014, compared to the same periods in the prior year.

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

The following table summarizes net flows for investment product lines:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net flows
Fixed Annuities	$(733)	$(104)	$(1,572)	$(2,367)
Retirement Income Solutions	1,952	1,638	4,826	3,501
Retail Mutual Funds	(315)	1,119	78	2,108
Group Retirement	(1,061)	(159)	(1,534)	(575)
Total net flows*	$(157)	$2,494	$1,798	$2,667

*    Excludes activity related to closed blocks of fixed and variable annuities, which had reserves of approximately $5.4 billion and $6.0 billion at September 30, 2014 and 2013, respectively.

Quarterly and Year-to-date Net Flows

Total net flows from annuities and mutual funds in AIG Life and Retirement’s investment product lines decreased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year, as growth in sales of variable and index annuities in the Retirement Income Solutions product line was more than offset by lower sales of Retail Mutual Funds and, in the three-month period ended September 30, 2014, lower sales of Fixed Annuities. Higher surrenders and withdrawals in both the three-and nine-month periods ended September 30, 2014, primarily in the Group Retirement and Retail Mutual Fund product lines, resulted in slightly negative net flows in the three-month period and a significant decrease in net flows for both periods compared to the same periods in the prior year. A discussion of the significant variances in net flows for each of these product lines follows, including variances in premiums and deposits, a key component of net flows.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

Retail Net Flows

Fixed Annuities premiums and deposits and net flows decreased significantly in the three-month period ended September 30, 2014 compared to the same period in the prior year. Interest rates in the three-month period ended September 30, 2014 remained at historic low levels, resulting in low demand for fixed annuity products in the consumer marketplace. By contrast, in August 2013, a sharp increase in market interest rates allowed annuity crediting rates to rise to the highest level in that year, above levels offered in the preceding four quarters, causing fixed annuity industry sales to rise substantially in the three-month period ended September 30, 2013. In the nine-month period ended September 30, 2014, deposits for Fixed Annuities increased compared to the same period in the prior year, due to modest increases in interest rates and steepening of the yield curve in the first half of 2014, compared to sustained lower rates in the first half of 2013. While Fixed Annuities net flows continued to be negative for the three- and nine-month periods ended September 30, 2014, the net flows for the nine-month period remained higher compared to the same period in the prior year, due to the increase in deposits during the first half of 2014, and relatively stable surrender rates.

Retirement Income Solutions premiums and deposits and net flows increased significantly in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year, reflecting a lower surrender rate and a continued high volume of variable and index annuity sales, which have benefitted from product enhancements, expanded distribution and a more favorable competitive environment.

Retail Mutual Fund deposits and net flows decreased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year. These decreases were primarily driven by activity in the Focused Dividend Strategy Fund, which had record sales in the 2013 periods. Although the Focused Dividend Strategy Fund’s performance was below that of similar funds in the first half of 2014, which contributed to lower level of sales and net flows in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year, the fund posted strong, competitive performance in the three-month period ended September 30, 2014.

Institutional Net Flows

Group Retirement net flows decreased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year, primarily due to higher group surrender activity, as well as lower premiums and deposits. The increase in surrenders and surrender rates for the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year included an expected large group surrender of approximately $700 million in the three-month period. An additional large group surrender is anticipated in the fourth quarter of 2014. The large group market has become increasingly competitive and has been impacted by the consolidation of healthcare providers and other employers. This trend of heightened competition is expected to continue as plan sponsors perform reviews of existing retirement plan relationships.

The following table presents reserves for selected investment product lines by surrender charge category at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Group	Individual	Retirement	Group	Individual	Retirement
	Retirement	Fixed	Income	Retirement	Fixed	Income
(in millions)	Products(a)	Annuities	Solutions	Products(a)	Annuities	Solutions
No surrender charge(b)	$61,148	$32,787	$1,916	$60,962	$30,906	$2,065
0% - 2%	1,582	2,819	17,043	1,508	2,261	16,839
Greater than 2% - 4%	1,755	3,735	3,593	1,967	4,349	2,734
Greater than 4%	5,959	13,865	24,080	5,719	16,895	19,039
Non-surrenderable	691	3,400	178	315	2,758	67
Total reserves	$71,135	$56,606	$46,810	$70,471	$57,169	$40,744

(a) Excludes mutual fund assets under management of $15.5 billion and $15.1 billion at September 30, 2014 and December 31, 2013, respectively.

(b) Group Retirement Products include reserves of approximately $6.2 billion that are subject to 20 percent annual withdrawal limitations at both September 30, 2014 and December 31, 2013.

Item 2 / results of operations / AIG LIFE AND RETIREMENT

The following table presents surrender rates for selected investment product lines for the three- and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Surrenders as a percentage of average account value
Fixed Annuities	6.3%	5.9%	6.6%	6.5%
Retirement Income Solutions	6.8	8.1	7.3	9.0
Group Retirement	12.0	9.3	9.5	9.3

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

Global Capital Markets consists of the operations of AIG Markets and the remaining derivatives portfolio of AIGFP. AIG Markets acts as the derivatives intermediary between AIG and its subsidiaries and third parties to provide hedging services for AIG entities. The AIGFP portfolio continues to be wound down and is managed consistently with our risk management objectives.

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

Corporate & Other consists primarily of interest expense, consolidation and eliminations, expenses of corporate staff not attributable to specific reportable segments, certain expenses related to internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate level net realized capital gains and losses, certain litigation‑related charges and credits, the results of AIG’s other business operations, net gain (loss) on sale of divested businesses that did not meet the criteria for discontinued operations accounting treatment, and equity in the earnings of AerCap.

Aircraft Leasing consists of ILFC. See Note 4 to the Condensed Consolidated Financial Statements for a discussion on the sale of ILFC effective May 14, 2014.

Item 2 / results of operations / OTHER OPERATIONS

Other Operations Results

The following table presents AIG’s Other operations results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Other operations pre-tax operating loss:
Mortgage Guaranty	$135	$43	214%	$421	$157	168%
Global Capital Markets	58	29	100	332	431	(23)
Direct Investment book	314	110	185	1,067	1,030	4
Corporate & Other:
Interest expense	(310)	(334)	7	(962)	(1,084)	11
Corporate expenses, net	(280)	(282)	1	(805)	(796)	(1)
Equity in pre-tax operating earnings of AerCap(a)	196	-	NM	249	-	NM
Fair value earnings on PICC Group shares(b)	(30)	-	NM	(30)	-	NM
Other businesses	122	(142)	NM	125	(238)	NM
Total Corporate & Other operating loss	(302)	(758)	60	(1,423)	(2,118)	33
Consolidation and eliminations	(1)	1	NM	1	3	(67)
Total Other operations pre-tax operating income (loss)	204	(575)	NM	398	(497)	NM
Legal reserves	(17)	(400)	96	(546)	(425)	(28)
Legal settlements	155	-	NM	143	48	198
Loss on extinguishment of debt(c)	(742)	(81)	NM	(1,014)	(459)	(121)
Aircraft Leasing	-	(1)	NM	17	60	(72)
Net gain (loss) on sale of divested businesses	18	-	NM	2,168	(47)	NM
Changes in benefit reserves and DAC, VOBA and SIA
related to net realized gains (losses)	-	-	NM	(13)	-	NM
Net realized capital gains (losses)	126	(166)	NM	(69)	(33)	(109)
Total Other Operations pre-tax income (loss)	$(256)	$(1,223)	79%	$1,084	$(1,353)	NM	%

(a) Represents our share of AerCap’s pre-tax operating income, which excludes certain post-acquisition transaction expenses incurred by AerCap in connection with its acquisition of ILFC and the difference between expensing AerCap’s maintenance rights assets over the remaining lease term as compared to the remaining economic life of the related aircraft.

(b) During the three-month period ended September 30, 2014, AIG Life and Retirement sold its investment in PICC Group to AIG Parent.

(c)  For the nine-month period ended September 30, 2014, includes the loss on extinguishment of DIB debt, of which $203 million was reported by the DIB and $210 million (net of accelerated amortization of $49 million related hedge accounting basis difference) was reported by Corporate & Other. See Liquidity and Capital Resources for discussion of debt redemptions and repurchases.

Item 2 / results of operations / OTHER OPERATIONS

Total OTHER OPERATIONS Pre-Tax OPERATING INCOME (LOSS) (in millions)

Mortgage Guaranty Results

The following table presents Mortgage Guaranty results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(dollars in millions)	2014	2013	Change	2014	2013	Change
Underwriting results:
Net premiums written	$271	$272	-%	$751	$793	(5)%
Increase in unearned premiums	(44)	(68)	35	(85)	(187)	55
Net premiums earned	227	204	11	666	606	10
Claims and claims adjustment expenses
incurred	63	136	(54)	174	386	(55)
Underwriting expenses	64	57	12	174	162	7
Underwriting income	100	11	NM	318	58	448
Net investment income	35	32	9	103	99	4
Pre-tax operating income	135	43	214	421	157	168
Net realized capital gains (losses)	-	-	NM	2	5	(60)
Pre-tax income	$135	$43	214%	$423	$162	161%
Key metrics:
Domestic first-lien:
New insurance written	$12,643	$14,230	(11)%	$31,305	$38,603	(19)%
Combined ratio	55.7	92.5		52.5	93.7
Risk in force				$40,782	$34,674
60+ day delinquency ratio on primary loans(a)				4.6%	6.4%
Domestic second-lien:
Risk in force(b)				$470	$1,063

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

Item 2 / results of operations / OTHER OPERATIONS

Pre-Tax oPERATING INCOME (LOSS) (in millions)

Domestic first-lien New insurance written (in millions)

Mortgage Guaranty Quarterly Results

UGC’s pre-tax operating income in the three-month period ended September 30, 2014 increased compared to the same period in the prior year due to improved underwriting income.

First Lien Quarterly Results

First lien  pre-tax  operating  income  in  the  three-month  period  ended  September  30,  2014  increased  compared  to  the  same period in the  prior  year  due  to  improved  underwriting  income  as  a  result  of  decreased  first-lien  claims  and  claims  adjustment expenses  incurred  and  an  increase  in  first  lien  net  premiums  earned.  The  decrease  in first-lien claims  and  claims  adjustment expenses  reflects  $6  million  of  favorable  prior  year  loss  reserve  development  compared  to  unfavorable  prior  year  loss  reserve development of  $34  million  for  the  same  period  in  the  prior  year.  The  first-lien  net  premiums  earned  in the three-month period ended September 30, 2014 increased  by  $33  million largely from  growth  in  the  book  of  business, higher persistency, and,  to  a  lesser  extent,  the  acceleration  of  premiums  earned  as  the  result  of  the recognition of  a  shorter  expected  coverage  period  on  certain  single  premium  business.  Underwriting expense increased in the three-month period ended September 30, 2014

Item 2 / results of operations / OTHER OPERATIONS

compared to the same period in the prior year due to an impairment charge on certain capitalized technology costs. Driven by the decreased  claims  and claims adjustment  expenses  and  increased  premiums  earned,  UGC’s  first-lien  combined  ratio  improved  to  55.7  in  the  three-month  period  ended  September  30,  2014  from  92.5  in  the  same  period  in  the  prior  year.

Runoff Businesses Quarterly Results

Runoff businesses include second lien, student loan and international businesses, all of which were placed in runoff during

2008. The runoff business’ pre-tax operating income for the three-month period ended September 30, 2014 was $10 million compared to $1 million in the same period in the prior year. The increase in pre-tax operating income was primarily due to favorable prior year loss reserve development.

Mortgage Guaranty Year-to-Date Results

UGC’s pre-tax operating income in the nine-month period ended September 30, 2014 increased compared to the same period in the prior year due to improved underwriting income.

First Lien Year-to-Date Results

First-lien pre-tax operating income for the nine-month period ended September 30, 2014 increased compared to the same period in the prior year primarily due to improved underwriting income as a result of a $182 million decrease in first-lien claims and claims adjustment expenses incurred reflecting favorable prior year loss reserve development. In addition, first lien pre-tax operating income increased due to a $98 million increase in first-lien net premiums earned largely from growth in the book of business, higher persistency, and, to a lesser extent, the acceleration of premiums earned as the result of the recognition of a shorter expected coverage period on certain single premium business. Underwriting expenses increased in the nine-month period ended September 30, 2014 compared to the same period in the prior year because of increased spending on technology and an impairment charge on certain capitalized technology costs. The decline in first-lien claims and claims adjustment expenses combined with the increase in earned premiums resulted in an improved combined ratio of 52.5 in the nine-month period ended September 30, 2014 compared to 93.7 in the same period of the prior year.

Runoff Businesses Year-to-Date Results

The runoff business’ pre-tax operating income for the nine-month period ended September 30, 2014 was $39 million compared to $38 million in the same period in the prior year. The increase in pre-tax operating income is due to a decline in claims and claims adjustment expenses of $30 million and a $10 million reduction in underwriting expenses, mostly offset by a decline in net premiums earned of $37 million and a decline in net investment income of $2 million.

New Insurance Written

The declines in domestic first lien new insurance written from $14.2 billion to $12.6 billion and from $38.6 billion to $31.3 billion in the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods in the prior year, were primarily due to the contraction in the mortgage originations market, which began in the second half of 2013.

Delinquency Inventory

The delinquency inventory for domestic first lien business declined during the nine-month period ended September 30, 2014 as a result of cures and paid claims exceeding the number of newly reported delinquencies. Mortgage Guaranty’s first lien delinquency ratio at September 30, 2014 was 4.6 percent compared to 6.4 percent at September 30, 2013. Over the last several quarters, Mortgage Guaranty has experienced a decline in newly reported defaults and an increase in cure rates.

Item 2 / results of operations / OTHER OPERATIONS

The following table provides a summary of delinquency activity in Mortgage Guaranty’s domestic first lien delinquency inventory:

	Nine Months Ended
	September 30,
(number of policies)	2014	2013
Number of delinquencies at the beginning of the year	47,518	62,832
Newly reported	35,474	42,581
Cures	(33,260)	(39,752)
Claims paid	(8,783)	(15,821)
Other	(1,727)	92
Number of delinquencies at the end of the period	39,222	49,932

Global Capital Markets Operations

Global Capital Markets Quarterly Results

GCM’s pre-tax income and pre-tax operating income increased in the three-month period ended September 30, 2014 compared to the same period in the prior year primarily due to increases in unrealized market valuation gains related to the super senior CDS portfolio and a decrease in operating expenses, partially offset by declines in net credit valuation adjustments on derivative assets and liabilities.

Unrealized market valuation gains on the CDS portfolio of $75 million and $54 million were recognized in the three-month periods ended September 30, 2014 and 2013, respectively. The increase resulted primarily from amortization and price movements within the CDS portfolio.

Net credit valuation adjustment losses of $17 million were recognized in the three-month period ended September 30, 2014 compared to net credit valuation adjustment gains of $19 million in the same period in the prior year. The decline resulted primarily from credit valuation gains on uncollateralized derivative assets in the three-month period ended September 30, 2013 due to tightening of counterparty credit spreads.

Global Capital Markets Year-to-Date Results

GCM’s pre-tax income and pre-tax operating income decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to declines in net credit valuation adjustments on derivative assets and liabilities and declines in unrealized market valuation gains related to the super senior CDS portfolio, partially offset by gains realized upon unwinding certain positions and a decrease in operating expenses. As previously disclosed, a state regulatory agency has requested additional information relating to the unwinding of a position on which we realized gains of $196 million in the nine-month period ended September 30, 2014.

Net credit valuation adjustment losses of $42 million were recognized in the nine-month period ended September 30, 2014 compared to net credit valuation adjustment gains of $153 million in the same period in the prior year. The decline resulted primarily from the recognition of credit valuation losses on derivative assets in the nine-month period ended September 30, 2014 due to higher exposure of uncollateralized derivative assets compared to credit valuation gains on uncollateralized derivative assets in the same period in the prior year due to the tightening of counterparty credit spreads.

Unrealized market valuation gains on the CDS portfolio of $223 million and $356 million were recognized in the nine-month periods ended September 30, 2014 and 2013, respectively. The decline resulted primarily from amortization and price movements within the CDS portfolio.

Item 2 / results of operations / OTHER OPERATIONS

Direct Investment Book Results

The following table presents Direct Investment book results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2014	2013	Change	2014	2013	Change
Pre-tax operating income	$314	$110	185%	$1,067	$1,030	4%
Legal settlements	31	-	NM	31	27	15
Loss on extinguishment of debt	(155)	-	NM	(203)	(4)	NM
Net realized capital gains (losses)	38	(58)	NM	(40)	31	NM
Pre-tax income	$228	$52	338%	$855	$1,084	(21)%

Direct Investment Book Quarterly Results

The DIB’s pre‑tax income and pre‑tax operating income increased in the three-month period ended September 30, 2014 compared to the same period in the prior year primarily due to higher fair value appreciation on ABS CDOs, an increase in net credit valuation adjustments on assets and liabilities for which the fair value option was elected and lower interest expense on borrowings resulting from redemptions and repurchases of DIB debt in 2014. The increase in pre-tax income was partially offset by a loss on extinguishment of debt.

Fair value appreciation on ABS CDOs was $220 million and $84 million in the three-month periods ended September 30, 2014 and 2013, respectively. The fair value appreciation on the ABS CDOs was higher in the three-month period ended September 30, 2014 driven primarily by improved collateral pricing due to more significant improvements in home price indices and amortization of the underlying collateral.

Net credit valuation adjustment gains of $104 million and $39 million were recognized in the three-month periods ended September 30, 2014 and 2013, respectively.  The increase resulted primarily from higher credit valuation gains on assets due to more significant tightening of counterparty credit spreads in the three-month period ended September 30, 2014  compared to the same period in the prior year.

Direct Investment Book Year-to-Date Results

The DIB’s pre‑tax income decreased in the nine-month period ended September 30, 2014 compared to the same period in the prior year primarily due to a loss on extinguishment of debt. The DIB’s pre‑tax operating income was relatively flat in the nine-month period ended September 30, 2014 compared to the same period in the prior year.

The following table presents credit valuation adjustment gains (losses) for the DIB (excluding intercompany transactions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Counterparty Credit Valuation Adjustment on Assets:
Other bond securities	$95	$60	$324	$359
Loans and other assets	-	1	-	10
Increase in assets	95	61	324	369
AIG's Own Credit Valuation Adjustment on Liabilities:
Notes and bonds payable	3	(24)	(16)	(64)
Guaranteed Investment Agreements	6	4	3	32
Other liabilities	-	(2)	(1)	(5)
(Increase) decrease in liabilities	9	(22)	(14)	(37)
Net increase to pre-tax operating income	$104	$39	$310	$332

Item 2 / results of operations / OTHER OPERATIONS

Corporate & Other Results

Quarterly and Year-to-Date Corporate & Other Results

Corporate & Other’s pre‑tax operating losses decreased in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year primarily due to our share of AerCap’s pre-tax operating income which is accounted for under the equity method, an improvement in earnings from other businesses and lower interest expense from ongoing debt management activities described in Liquidity and Capital Resources.

Legal Reserves and Legal Settlements

Legal reserve expenses decreased by $383 million in the three-month period ended September 30, 2014 compared to the same period in the prior year as a result of an increase in legal reserve liability in the prior year period. Legal reserve expenses increased by $121 million in the nine-month period ended September 30, 2014 compared to the same period in the prior year as a result of an increase in legal reserve liability in the 2014 period.

Legal settlements increased by $155 million and $95 million in the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods in the prior year due to the global resolution of our residential mortgage-related disputes with Bank of America.

Loss on Extinguishment of Debt

The increase in the loss on extinguishment of debt in the three- and nine-month periods ended September 30, 2014 compared to the same periods in the prior year was due to ongoing debt management activities described in Liquidity and Capital Resources.

Aircraft Leasing Results

The following table presents Aircraft Leasing results through May 14, 2014, the date of our sale of ILFC to AerCap:

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2014	2013	Change		2014	2013	Change
Aircraft leasing revenues, excluding net
realized capital gains (losses):
Rental revenue	$-	$1,085	NM	%	$1,554	$3,199	(51)%
Interest and other revenues	-	33	NM		48	104	(54)
Total aircraft leasing revenues, excluding net
realized capital gains (losses)	-	1,118	NM		1,602	3,303	(51)
Aircraft leasing expense:
Impairment charges, fair value adjustments
and lease-related charges	-	103	NM		34	112	(70)
Other expenses	-	1,016	NM		1,551	3,131	(50)
Total aircraft leasing expense	-	1,119	NM		1,585	3,243	(51)
Pre-tax income (loss)	$-	$(1)	NM	%	$17	$60	(72)%

Aircraft Leasing reported pre-tax income in the nine-month periods ended September 30, 2014 and 2013, primarily due to certain adjustments to ILFC’s assets and liabilities classified as held-for-sale. See Note 4 to the Consolidated Financial Statements for more information regarding Aircraft Leasing.

Item 2 / results of operations / OTHER OPERATIONS

Net (Gain) Loss on Sale of Divested Businesses

Net (gain) loss on sale of divested businesses includes a gain of $2.2 billion associated with the completion of the sale of ILFC in the nine-month period ended September 30, 2014.

Net Realized Capital Gains (Losses)

Other Operations net realized capital gains improved in the three-month period ended September 30, 2014 compared to the same period in the prior year due to foreign exchange fluctuations on foreign currency-denominated debt.

Other Operations net realized capital losses increased in the nine-month period ended September 30, 2014 compared to the same period in the prior year due to losses on interest rate hedges in the DIB and unrealized losses on derivatives.

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

Capital refers to the long-term financial resources available to support the operation of our businesses, fund business growth, and cover financial and operational needs that arise from adverse circumstances. Our primary source of ongoing capital generation is the profitability of our insurance subsidiaries. We must comply with numerous constraints on our minimum capital positions. These constraints drive the requirements for capital adequacy for both AIG and the individual businesses and are based on internally-defined risk tolerances, regulatory requirements, rating agency and creditor expectations and business needs. Actual capital levels are monitored on a regular basis, and using ERM’s stress testing methodology, we evaluate the capital impact of potential macroeconomic, financial and insurance stresses in relation to the relevant capital constraints of both AIG and our insurance subsidiaries.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights During the Nine-Month Period Ended September 30, 2014

Sources

•      AIG Parent Funding from Subsidiaries(a)

During the nine-month period ended September 30, 2014, AIG Parent received $1.5 billion in dividends in the form of cash and fixed maturity securities from AIG Property Casualty and $4.3 billion in cash dividends and loan repayments from AIG Life and Retirement, which included approximately $829 million of legal settlement proceeds.

AIG Parent also received $1.1 billion in tax sharing payments from our insurance businesses in the nine-month period ended September 30, 2014, including $314 million of such payments during the third quarter of 2014.  These payments may be subject to adjustment in future periods.

•      Debt Issuances(b)

On July 16, 2014, we issued $1.0 billion aggregate principal amount of 2.300% Notes due 2019 and $1.5 billion aggregate principal amount of 4.500% Notes due 2044.

•      Legal Settlement

In July 2014, we received $650 million in cash in connection with the global resolution of our residential mortgage-related disputes with Bank of America.

•      ILFC Sale

On May 14, 2014, we received net cash proceeds of approximately $2.4 billion from the sale of ILFC after taking into account the settlement of intercompany loans.  This cash amount is in addition to the 97.6 million newly issued AerCap common shares we received as consideration from the sale.

Uses(c)

•    Debt Reduction(d)

During the nine-month period ended September 30, 2014, we reduced DIB debt by approximately $5.0 billion through the following:

•   On January 17, 2014, a redemption of $1.2 billion aggregate principal amount of its 4.250% Notes due 2014;

•   In January 2014, repurchases of $1.0 billion aggregate principal amount of its 8.250% Notes due 2018;

•   On May 5, 2014, a redemption of $750 million aggregate principal amount of its 3.000% Notes due 2015;

•    On July 31, 2014, a redemption of $790 million aggregate principal amount of its 4.875% Notes due 2016; and

•    On July 31, 2014, a redemption of $1.25 billion aggregate principal amount of its 3.800% Notes due 2017, in each case, using cash allocated to the DIB.

On July 14, 2014, we purchased, in cash tender offers, (i) certain junior subordinated debentures issued or guaranteed by AIG for an aggregate purchase price of $1.8 billion and (ii) certain senior notes and debentures issued or guaranteed by AIG for an aggregate purchase price of $700 million.

We also made other repayments of approximately $5.4 billion. AIG Parent made interest payments on our debt instruments totaling $1.4 billion.

•    Dividend

We paid a cash dividend of $0.125 per share on AIG Common Stock during each of the first, second and third quarters of 2014.

•    Repurchase of Common Stock

We repurchased approximately 60 million shares of AIG Common Stock during the nine-month period ended September 30, 2014, for an aggregate purchase price of approximately $3.4 billion. The total number of shares of AIG Common Stock repurchased in the nine-month period ended September 30, 2014, and the aggregate purchase price of those shares, reflect our payment of approximately $1.7 billion in the aggregate under three ASR agreements and the receipt of approximately 27 million shares of AIG Common Stock in the aggregate, including the initial receipt of 70 percent of the total notional share equivalent, or approximately 8.8 million shares of AIG Common Stock, under an ASR agreement executed in September 2014.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

(a) In October 2014, we received $635 million in additional dividends that had been declared by AIG Life and Retirement subsidiaries in the three-month period ended September 30, 2014, in the form of cash and fixed maturity securities.

(b) On October 15, 2014, we issued an additional $750 million aggregate principal amount of 4.500% Notes due 2044.

(c)  On October 22, 2014, we made a cash payment of $960 million, which is being held in escrow pending final approval of the settlement of the Consolidated 2008 Securities Class Action. See Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(d) On October 27, 2014, we further reduced DIB debt through a redemption of approximately $2.0 billion aggregate principal amount of its 8.250% Notes due 2018 using cash allocated to the DIB.  In addition, since September 30, 2014, we repurchased approximately $2.0 billion aggregate principal amount of debt, including (i) approximately $1.6 billion aggregate principal amount of 8.175% Series A-6 Junior Subordinated Debentures and (ii) approximately $405 million aggregate principal amount of 5.450% Medium-Term Notes, Series MP, Matched Investment Program Due May 18, 2017, which were part of the DIB and were repaid using cash allocated to the DIB.  We paid an aggregate purchase price of approximately $5.1 billion in connection with our redemptions and repurchases of debt since September 30, 2014.

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 30,
(in millions)	2014*	2013
Sources:
Net cash provided by operating activities	$4,357	$3,948
Net cash provided by changes in restricted cash	-	1,251
Net cash provided by other investing activities	5,527	5,267
Changes in policyholder contract balances	1,275	-
Issuance of long-term debt	5,827	3,633
Total sources	16,986	14,099
Uses:
Change in restricted cash	(660)	-
Change in policyholder contract balances	-	(1,133)
Repayments of long-term debt	(11,561)	(11,355)
Purchases of AIG Common Stock	(3,403)	(192)
Net cash used in other financing activities	(1,739)	(425)
Total uses	(17,363)	(13,105)
Effect of exchange rate changes on cash	(19)	(79)
Increase (decrease) in cash	$(396)	$915

*    For the nine-month period ended September 30, 2014, cash decreased by $162 million due to reclassification of $289 million to restricted cash presented in Other assets, partially offset by $127 million reclassification from Short-term investments, to correct prior period presentation.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of AIG’s Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 30,
(in millions)	2014	2013
Summary:
Net cash provided by operating activities	$4,357	$3,948
Net cash provided by investing activities	4,867	6,518
Net cash used in financing activities	(9,601)	(9,472)
Effect of exchange rate changes on cash	(19)	(79)
Increase (decrease) in cash	(396)	915
Cash at beginning of year	2,241	1,151
Change in cash of businesses held-for-sale	88	(8)
Cash at end of period	$1,933	$2,058

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $2.6 billion for the nine-month period ended September 30, 2014 compared to $3.0 billion in the nine-month period ended September 30, 2013. Cash provided by operating activities excluding interest payments was $7.0 billion for the nine-month periods ended September 30, 2014 compared to $6.9 billion in the first nine months of 2013. Operating cash flow activities for the nine-month period ended September 30, 2014 include:

•    $1.2 billion of cash provided by AIG Property Casualty in the nine-month period ended September 30, 2014 compared to $0.1 billion of cash used during the nine-month period ended September 30, 2013 primarily due to the timing of the payments related to catastrophe losses in 2013; and

•    $2.6 billion of cash provided by AIG Life and Retirement in the nine-month period ended September 30, 2014 compared to cash provided of $2.1 billion in the nine-month period ended September 30, 2013, which reflected the continued profitability of AIG Life and Retirement and included higher legal settlement proceeds in the nine-month period ended September 30, 2014 compared to the same period in the prior year.

Investing Cash Flow Activities

Net cash provided by investing activities for the nine-month period ended September 30, 2014 includes:

•    approximately $1.0 billion of cash collateral received in connection with the securities lending program launched during 2012 by AIG Life and Retirement; and

•    approximately $2.4 billion of net cash proceeds from the sale of ILFC.

Net cash provided by investing activities for the nine-month period ended September 30, 2013 included approximately $1.1 billion of cash collateral received in connection with the securities lending program launched during 2012 by AIG Life and Retirement.

Financing Cash Flow Activities

Net cash used in financing activities for the nine-month period ended September 30, 2014 includes:

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

•    approximately $539 million in the aggregate to pay a dividend of $0.125 per share on AIG Common Stock in each of the first, second and third quarters of 2014;

•    approximately $3.4 billion to repurchase approximately 60 million shares of AIG Common Stock;

•    approximately $271 million to repay long-term debt of business held-for-sale; and

•    approximately $11.3 billion to repay long-term debt; see Debt – Debt Maturities below.

Net cash used in financing activities for the nine-month period ended September 30, 2013 includes:

•    approximately $147 million to pay a dividend of $0.10 per share on AIG Common Stock in the third quarter of 2013;

•    approximately $192 million to purchase approximately four million shares of AIG Common Stock; and

•    approximately $7.4 billion to repay long-term debt; see Debt – Debt Maturities below.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of September 30, 2014, AIG Parent had approximately $17.1 billion in liquidity sources. AIG Parent’s liquidity sources are held in the form of cash, short-term investments and publicly traded, intermediate-term investment grade rated fixed maturity securities. Fixed maturity securities consist of U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, and corporate and municipal bonds. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, intermediate-term investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity. AIG Parent liquidity sources are monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries, as well as credit and contingent liquidity facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

We generally manage capital flows between AIG Parent and its subsidiaries through internal, Board‑approved policies and guidelines. In addition, AIG Parent has unconditional capital maintenance agreements (CMAs) in place with certain subsidiaries. See AIG Property Casualty, AIG Life and Retirement and Other Operations — Mortgage Guaranty below for additional details regarding the CMAs. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries.

We believe that we have sufficient liquidity and capital resources to satisfy our reasonably foreseeable future requirements and meet our obligations to our creditors, debt-holders and insurance company subsidiaries. We expect to access the debt markets from time to time to meet funding requirements as needed.

We utilize our capital resources to support our businesses, with the majority of capital allocated to our core insurance operations. Should we have or generate more capital than is needed to support our business strategies (including organic growth or acquisition opportunities) or mitigate risks inherent to our business, we may develop plans to distribute such capital to shareholders via dividends or share repurchase authorizations or deploy such capital towards liability management.

In the normal course, it is expected that a portion of the capital generated by our core insurance operations through earnings or through the utilization of AIG’s deferred tax assets may be available for distribution to shareholders. Additionally, it is expected that capital associated with businesses or investments that do not directly support our core insurance operations may be available for distribution to shareholders or deployment towards liability management upon its monetization.

In developing plans to distribute capital, AIG considers a number of factors, including, but not limited to: the capital resources available to support our core insurance operations and business strategies, AIG’s funding capacity and capital resources in

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, as well as regulatory standards for capital and capital distributions.

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	September 30, 2014	December 31, 2013
Cash and short-term investments(a)(b)	$8,717	$10,154
Unencumbered fixed maturity securities(c)	3,892	2,968
Total AIG Parent liquidity	12,609	13,122
Available capacity under syndicated credit facility(d)	4,000	3,947
Available capacity under contingent liquidity facility(e)	500	500
Total AIG Parent liquidity sources	$17,109	$17,569

(a) Cash and short-term investments include reverse repurchase agreements totaling $6.2 billion and $6.9 billion as of September 30, 2014 and December 31, 2013, respectively.

(b) $2.7 billion and $5.9 billion of cash and short-term investments as of September 30, 2014 and December 31, 2013, respectively, are allocated toward future maturities of liabilities and contingent liquidity stress needs of DIB and GCM.

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

Certain AIG Property Casualty subsidiaries are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs may be used to supplement liquidity. As of September 30, 2014 and December 31, 2013, no AIG Property Casualty subsidiaries had FHLB borrowings outstanding.

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

AIG Parent and Ascot Corporate Name Limited (ACNL), an AIG Property Casualty subsidiary, are parties to a $625 million letter of credit facility. ACNL, as a member of the Lloyd’s of London insurance syndicate (Lloyd’s), is required to hold capital at Lloyd’s, known as Funds at Lloyds (FAL). Under the facility, which supports the 2014 and 2015 years of account, the entire FAL capital requirement of $600 million, as of September 30, 2014, was satisfied with a letter of credit issued under the facility.

AIG generally manages capital between AIG Parent and AIG Property Casualty domestic insurance subsidiaries through internal, Board-approved policies and guidelines.  In addition, AIG Parent, AIG Property Casualty Inc. and certain AIG Property Casualty domestic insurance subsidiaries are parties to a consolidated CMA. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of these AIG Property Casualty insurance subsidiaries, measured as a group (the Fleet), at or above the specified minimum percentage of the Fleet’s projected total authorized control level Risk‑Based Capital (RBC). As of September 30, 2014, the specified minimum percentage in the CMA was 300 percent.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

In the nine-month period ended September 30, 2014, AIG Property Casualty paid approximately $1.5 billion in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities included investment-grade government, corporate and sovereign bonds, as well as agency RMBS. In addition, in the nine-month period ended September 30, 2014, AIG Property Casualty paid other non-cash dividends of $178 million to AIG Parent. AIG Parent was not required to make any capital contributions pursuant to the CMA.

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

Certain AIG Life and Retirement insurance subsidiaries are members of the FHLBs in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. AIG Life and Retirement had outstanding borrowings from the FHLBs in an aggregate amount of $44 million as of September 30, 2014 and $50 million as of December 31, 2013.

The need to fund product surrenders, withdrawals and maturities creates a potential liquidity requirement for AIG Life and Retirement’s insurance subsidiaries. Management believes that because of the size and liquidity of its investment portfolios, AIG Life and Retirement does not face a significant liquidity risk due to normal deviations from projected claim or surrender experience. Furthermore, AIG Life and Retirement’s products contain certain features that mitigate surrender risk, including surrender charges. As part of its risk management framework, AIG Life and Retirement continues to evaluate and, where appropriate, pursue strategies and programs to improve its liquidity position and facilitate AIG Life and Retirement’s ability to maintain a fully invested asset portfolio. AIG Life and Retirement also has developed a contingent liquidity plan to address unforeseen liquidity needs.

AIG Life and Retirement executes programs, which began in 2012, that lend securities from its investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, AIG Life and Retirement insurance subsidiaries lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that an AIG Life and Retirement insurance company may lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. AIG Life and Retirement’s liability to borrowers for collateral received was $3.0 billion as of September 30, 2014 and $4.0 billion as of December 31, 2013.

AIG generally manages capital between AIG Parent and AIG Life and Retirement insurance subsidiaries through internal, Board-approved policies and guidelines.  In addition, AIG Parent was party to CMAs with certain AIG Life and Retirement insurance subsidiaries. Among other things, the CMAs provided that AIG Parent would maintain the total adjusted capital of each of these AIG Life and Retirement insurance subsidiaries at or above a specified minimum percentage of the subsidiary’s projected NAIC Company Action Level RBC. As of September 30, 2014, the specified minimum percentage in the CMAs was 385 percent, except for the CMA with AGC Life Insurance Company, where the specified minimum percentage was 250 percent.  As a result of managing capital through internal, Board-approved policies and guidelines, the parties agreed to terminate these CMAs effective October 31, 2014, with the exception of the CMA with AGC Life Insurance Company, which remains in place.

Dividends and loan repayments paid by AIG Life and Retirement subsidiaries to AIG Parent in the nine-month period ended September 30, 2014 totaled $4.9 billion, which was comprised of $4.3 billion of cash and $642 million of preferred equity interests in two aircraft trust entities, and included approximately $829 million of legal settlement proceeds. In addition, AIG Life and Retirement distributed $635 million of cash and fixed maturity securities to AIG Parent in October 2014, which represented the remainder of dividends that were declared by AIG Life and Retirement subsidiaries in the three-month period ended September 30, 2014. The fixed maturity securities included investment-grade government, corporate and sovereign

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

bonds, as well as agency RMBS.  AIG Parent was not required to make any capital contributions under the CMAs then in place.

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

AIG generally manages capital between AIG Parent and Mortgage Guarantee insurance subsidiaries through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with a Mortgage Guaranty insurance subsidiary. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of this Mortgage Guaranty insurance subsidiary at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of this Mortgage Guaranty insurance subsidiary is in excess of that same specified minimum required capital, subject to its board approval and compliance with applicable insurance laws, this Mortgage Guaranty insurance subsidiary would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital. As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. As of September 30, 2014, the minimum required capital is based on a risk-to-capital ratio of 19 to 1.

In the nine-month period ended September 30, 2014, Mortgage Guaranty paid no dividends to AIG Parent, and AIG Parent was not required to make any capital contributions under the CMA.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014 and December 31, 2013, GCM had total assets of $5.9 billion and $7.7 billion, respectively, and total liabilities of $3.1 billion as of both dates. GCM’s assets consist primarily of cash, short-term investments, other receivables, net of allowance, and unrealized gains on swaps, options and forwards. GCM’s liabilities consist primarily of trade payables and unrealized losses on swaps, options and forwards. Collateral posted by GCM to third parties was $2.6 billion and $3.0 billion at September 30, 2014 and December 31, 2013, respectively.  GCM obtained collateral from third parties totaling $705 million and $572 million at September 30, 2014 and December 31, 2013, respectively. The collateral amounts reflect counterparty netting adjustments available under ISDA Master Agreements and are inclusive of collateral that exceeded the fair value of derivatives as of the reporting date.

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

The DIB’s assets consist primarily of cash, short-term investments, fixed maturity securities issued by corporations, U.S. government and government sponsored entities and mortgage and asset backed securities. The DIB’s liabilities consist primarily of notes and other borrowings supported by assets as well as other short-term financing obligations. As of September 30, 2014 and December 31, 2013, the DIB had total assets of $17.1 billion and $23.3 billion, respectively, and total liabilities of $12.5 billion and $20.0 billion, respectively.

The overall hedging activity for the assets and liabilities of the DIB is executed by GCM. The value of hedges related to the non-derivative assets and liabilities of AIGFP in the DIB is included within the assets, liabilities and operating results of GCM and is not included within the DIB’s assets, liabilities or operating results.

Collateral posted by operations included in the DIB to third parties was $3.5 billion at September 30, 2014 and $4.2 billion at December 31, 2013. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Credit Facilities

We maintain a committed, revolving syndicated credit facility (the Five-Year Facility) as a potential source of liquidity for general corporate purposes. The Five-Year Facility provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.0 billion without any limits on the type of borrowings and is scheduled to expire in June 2019.

As of September 30, 2014, a total of $4.0 billion remains available under the Five-Year Facility. Our ability to borrow under the Five-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Five-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Five-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Five-Year Facility would restrict our access to the Five-Year Facility and could have a material adverse effect on our

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

financial condition, results of operations and liquidity. We expect to borrow under the Five-Year Facility from time to time, and may use the proceeds for general corporate purposes.

Contingent Liquidity Facilities

AIG Parent has access to a contingent liquidity facility of up to $500 million as a potential source of liquidity for general corporate purposes. Under this facility, we have the unconditional right, prior to December 15, 2015, to issue up to $500 million in senior debt to the counterparty, based on a put option agreement between AIG Parent and the counterparty.

Our ability to borrow under this facility is not contingent on our credit ratings.

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

September 30, 2014		Payments due by Period
	Total	Remainder	2015 -	2017 -
(in millions)	Payments	of 2014	2016	2018	2019	Thereafter
Insurance operations
Loss reserves	$82,319	$6,215	$31,314	$15,641	$4,816	$24,333
Insurance and investment contract liabilities	224,621	3,981	30,398	26,962	11,809	151,471
Borrowings	1,131	-	-	-	-	1,131
Interest payments on borrowings	2,114	8	178	179	89	1,660
Other long-term obligations	23	1	13	5	4	-
Total	$310,208	$10,205	$61,903	$42,787	$16,718	$178,595
Other
Borrowings(a)	$31,399	$4,291	$4,646	$7,146	$1,213	$14,103
Interest payments on borrowings	23,069	426	3,295	2,664	930	15,754
Other long-term obligations	245	23	87	14	-	121
Total	$54,713	$4,740	$8,028	$9,824	$2,143	$29,978
Consolidated
Loss reserves	$82,319	$6,215	$31,314	$15,641	$4,816	$24,333
Insurance and investment contract liabilities	224,621	3,981	30,398	26,962	11,809	151,471
Borrowings(a)	32,530	4,291	4,646	7,146	1,213	15,234
Interest payments on borrowings	25,183	434	3,473	2,843	1,019	17,414
Other long-term obligations(b)	268	24	100	19	4	121
Total(c)	$364,921	$14,945	$69,931	$52,611	$18,861	$208,573

(a) On October 27, 2014, we further reduced DIB debt through a redemption of approximately $2.0 billion aggregate principal amount of its 8.250% Notes due 2018 using cash allocated to the DIB. In addition, since September 30, 2014, we repurchased approximately $2.0 billion aggregate principal amount of debt, including (i) approximately $1.6 billion aggregate principal amount of 8.175% Series A-6 Junior Subordinated Debentures and (ii) approximately $405 million aggregate principal amount of 5.450% Medium-Term Notes, Series MP, Matched Investment Program Due May 18, 2017, which were part of the DIB and were repaid using cash allocated to the DIB.  Accordingly, in the table above, these instruments are reported as maturing in the remainder of 2014 instead of their original maturity dates.

(b) Primarily includes contracts to purchase future services and other capital expenditures.

(c)  Does not reflect unrecognized tax benefits of $4.5 billion, the timing of which is uncertain.

Loss Reserves

Loss reserves relate to the AIG Property Casualty and the Mortgage Guaranty businesses and represent future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the payments by period presented above could be materially different from actual required payments.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

We believe that AIG Property Casualty and Mortgage Guaranty subsidiaries maintain adequate financial resources to meet the actual required payments under these obligations.

Insurance and Investment Contract Liabilities

Insurance and investment contract liabilities, including GIC liabilities, relate to AIG Life and Retirement businesses. These liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. These liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) we are not currently making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship or (iii) payment may occur due to a surrender or other non-scheduled event beyond our control.

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

We believe that AIG Life and Retirement subsidiaries have adequate financial resources to meet the payments actually required under these obligations. These subsidiaries have substantial liquidity in the form of cash and short-term investments. In addition, AIG Life and Retirement businesses maintain significant levels of investment grade rated fixed maturity securities, including substantial holdings in government and corporate bonds, and could seek to monetize those holdings in the event operating cash flows are insufficient. We expect liquidity needs related to GIC liabilities to be funded through cash flows generated from maturities and sales of invested assets.

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

September 30, 2014		Amount of Commitment Expiring
	Total Amounts	Remainder	2015 -	2017 -
(in millions)	Committed	of 2014	2016	2018	2019	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$845	$29	$181	$600	$35	$-
Guarantees of indebtedness	163	-	4	1	-	158
All other guarantees(a)	8	-	1	1	-	6

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Commitments:
Investment commitments(b)	2,159	1,407	519	203	30	-
Commitments to extend credit	1,492	1,248	183	7	-	54
Letters of credit	6	-	6	-	-	-
Total(c)	$4,673	$2,684	$894	$812	$65	$218
Other
Guarantees:
Liquidity facilities(d)	$77	$-	$-	$-	$-	$77
Standby letters of credit	239	235	3	1	-	-
Guarantees of indebtedness	12	-	11	1	-	-
All other guarantees	35	-	23	12	-	-
Commitments:
Investment commitments(b)	295	44	111	16	28	96
Commitments to extend credit(f)	1,001	-	1	-	1,000	-
Letters of credit	25	5	19	-	-	1
Other commercial commitments(e)	3	2	1	-	-	-
Total(c)	$1,687	$286	$169	$30	$1,028	$174
Consolidated
Guarantees:
Liquidity facilities(d)	$77	$-	$-	$-	$-	$77
Standby letters of credit	1,084	264	184	601	35	-
Guarantees of indebtedness	175	-	15	2	-	158
All other guarantees(a)	43	-	24	13	-	6
Commitments:
Investment commitments(b)	2,454	1,451	630	219	58	96
Commitments to extend credit(f)	2,493	1,248	184	7	1,000	54
Letters of credit	31	5	25	-	-	1
Other commercial commitments(e)	3	2	1	-	-	-
Total(c)	$6,360	$2,970	$1,063	$842	$1,093	$392

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

(c)  Does not include guarantees, CMAs or other support arrangements among AIG consolidated entities.

(d) Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(e) Excludes commitments with respect to pension plans. The remaining pension contribution for 2014 is expected to be approximately $14 million for U.S. and non-U.S. plans.

(f) Includes a five-year senior unsecured revolving credit facility between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility). The AerCap Credit Facility provides for an aggregate commitment of $1.0 billion and permits loans for general corporate purposes. At September 30, 2014, no amounts were outstanding under the AerCap Credit Facility.

Arrangements with Variable Interest Entities

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business, and we consolidate a VIE when we are the primary beneficiary of the entity.  For a further discussion of our involvement with VIEs, see Note 8 to the Condensed Consolidated Financial Statements.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

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

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Nine Months Ended September 30, 2014	December 31,		and	Foreign	Other		September 30,
(in millions)	2013	Issuances	Repayments	Exchange	Changes		2014
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$14,062	$2,489	$(623)	$(128)	$4		$15,804
Subordinated debt	250	-	-	-	-		250
Junior subordinated debt	5,533	-	(1,358)	(49)	-		4,126
Loans and mortgages payable	1	-	(1)	-	-		-
AIGLH notes and bonds payable	299	-	(15)	-	-		284
AIGLH junior subordinated debt	1,054	-	(207)	-	-		847
Total AIG general borrowings	21,199	2,489	(2,204)	(177)	4		21,311
AIG/DIB borrowings supported by assets:(a)
MIP notes payable	7,963	-	(4,371)	(145)	(29)		3,418
Series AIGFP matched notes and bonds payable	3,219	-	(1,015)	-	(70)		2,134
GIAs, at fair value	5,530	346	(1,420)	-	188	(b)	4,644
Notes and bonds payable, at fair value	1,217	18	(210)	-	(2)	(b)	1,023
Total AIG/DIB borrowings supported by assets	17,929	364	(7,016)	(145)	87		11,219
Total debt issued or guaranteed by AIG	39,128	2,853	(9,220)	(322)	91		32,530
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	656	24	(171)	(3)	(444)	(c)	62
Debt of consolidated investments(d)	1,909	1,447	(1,048)	-	1,323	(c) (e)	3,631
Total debt not guaranteed by AIG	2,565	1,471	(1,219)	(3)	879		3,693
Total debt	$41,693	$4,324	$(10,439)	$(325)	$970		$36,223

(a)  AIG Parent guarantees all DIB debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Reflects debt that has been reclassified from Other subsidiaries notes, bonds, loans and mortgages payable to Debt of consolidated investments.

(d)  At September 30, 2014, includes debt of consolidated investments primarily held through AIG Global Real Estate Investment Corp., AIG Life and Retirement, AIG Property Casualty U.S. and AIG Credit Corp. of $1.9 billion, $1.6 billion, $108 million and $65 million, respectively.

(e)  Includes the effect of consolidating previously unconsolidated securitization vehicles.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Total DEBT OUTSTANDING

(in millions)

The decrease in total debt outstanding as of September 30, 2014, compared to December 31, 2013, was primarily due to maturities and repayments of debt and redemptions and repurchases of certain debt securities, as discussed above.

Debt Maturities

The following table summarizes maturing debt at September 30, 2014 of AIG (excluding $3.6 billion of borrowings of consolidated investments) for the next four quarters:

	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter
(in millions)	2014	2015	2015	2015	Total
AIG general borrowings*	$1,603	$1	$-	$250	$1,854
AIG/DIB borrowings supported by assets*	2,688	147	431	166	3,432
Other subsidiaries notes, bonds, loans and
mortgages payable	-	35	18	17	70
Total	$4,291	$183	$449	$433	$5,356

*    On October 27, 2014, we further reduced DIB debt through a redemption of approximately $2.0 billion aggregate principal amount of its 8.250% Notes due 2018 using cash allocated to the DIB. In addition, since September 30, 2014, we repurchased approximately $2.0 billion aggregate principal amount of debt, including (i) approximately $1.6 billion aggregate principal amount of 8.175% Series A-6 Junior Subordinated Debentures and (ii) approximately $405 million aggregate principal amount of 5.450% Medium-Term Notes, Series MP, Matched Investment Program Due May 18, 2017, which were part of the DIB and were repaid using cash allocated to the DIB.  Accordingly, in the table above, these instruments are reported as maturing in the fourth quarter of 2014 instead of their original maturity dates.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents maturities of long-term debt (including unamortized original issue discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $3.6 billion in borrowings of consolidated investments:

September 30, 2014		Remainder	Year Ending
(in millions)	Total	of 2014	2015	2016	2017	2018	2019	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$15,804	$-	$1,000	$1,697	$1,008	$2,495	$998	$8,606
Subordinated debt	250	-	250	-	-	-	-	-
Junior subordinated debt*	4,126	1,603	-	-	-	-	-	2,523
AIGLH notes and bonds payable	284	-	-	-	-	-	-	284
AIGLH junior subordinated debt	847	-	-	-	-	-	-	847
Total AIG general borrowings	21,311	1,603	1,250	1,697	1,008	2,495	998	12,260
AIG/DIB borrowings supported by assets:
MIP notes payable*	3,418	405	138	395	2,094	386	-	-
Series AIGFP matched notes and
bonds payable*	2,134	2,101	-	-	10	-	-	23
GIAs, at fair value	4,644	91	587	230	232	624	177	2,703
Notes and bonds payable, at fair value	1,023	91	164	185	134	163	38	248
Total AIG/DIB borrowings supported by assets	11,219	2,688	889	810	2,470	1,173	215	2,974
Total debt issued or guaranteed by AIG	32,530	4,291	2,139	2,507	3,478	3,668	1,213	15,234
Other subsidiaries notes, bonds, loans
and mortgages payable	62	-	37	2	2	1	1	19
Total	$32,592	$4,291	$2,176	$2,509	$3,480	$3,669	$1,214	$15,253

*    On October 27, 2014, we further reduced DIB debt through a redemption of approximately $2.0 billion aggregate principal amount of its 8.250% Notes due 2018 using cash allocated to the DIB. In addition, since September 30, 2014, we repurchased approximately $2.0 billion aggregate principal amount of debt, including (i) approximately $1.6 billion aggregate principal amount of 8.175% Series A-6 Junior Subordinated Debentures and (ii) approximately $405 million aggregate principal amount of 5.450% Medium-Term Notes, Series MP, Matched Investment Program Due May 18, 2017, which were part of the DIB and were repaid using cash allocated to the DIB.  Accordingly, in the table above, these instruments are reported as maturing in the remainder of 2014 instead of their original maturity dates.

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of October 30, 2014. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

We are party to some agreements that contain “ratings triggers.” Depending on the ratings maintained by one or more rating agencies, these triggers could result in (i) the termination or limitation of credit availability or a requirement for accelerated repayment, (ii) the termination of business contracts or (iii) a requirement to post collateral for the benefit of counterparties.

In the event of adverse actions on our long-term debt ratings by the major rating agencies, AIGFP and certain other GCM entities would be required to post additional collateral under some derivative transactions or could experience termination of the transactions. Such requirements and terminations could adversely affect our business, our consolidated results of operations in a reporting period or our liquidity. In the event of a further downgrade of AIG’s long-term senior debt ratings, AIGFP and certain other GCM entities would be required to post additional collateral, and certain of the counterparties of AIGFP or of such other GCM entities would be permitted to terminate their contracts early.

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

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in our 2013 Annual Report, Item 2. MD&A – Regulatory Environment in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 and Item 2. MD&A – Regulatory Environment in this Quarterly Report on Form 10-Q.

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

On November 3, 2014, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on December 18, 2014 to shareholders of record on December 4, 2014. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 16 to the Consolidated Financial Statements in the 2013 Annual Report.

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. On February 13, 2014, our Board of Directors authorized an increase to the August 1, 2013 repurchase authorization of AIG Common Stock of $1.0 billion. On June 5, 2014, our Board of Directors authorized an additional increase to the August 1, 2013 repurchase authorization of AIG Common Stock of $2.0 billion.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended September 30, 2014, we repurchased approximately 60 million shares of AIG Common Stock for an aggregate purchase price of approximately $3.4 billion pursuant to this authorization.

On October 31, 2014, our Board of Directors authorized an additional increase to the August 1, 2013 repurchase authorization of AIG Common Stock of $1.5 billion, resulting in an aggregate remaining authorization of approximately $1.5 billion.

In the second and third quarters of 2014, we executed three ASR agreements with third-party financial institutions. The total number of shares of AIG Common Stock repurchased in the nine-month period ended September 30, 2014, and the aggregate purchase price of those shares, each as set forth above, reflect our payment of approximately $1.7 billion in the aggregate to the financial institutions under the ASR agreements and the receipt of approximately 27 million shares of AIG Common Stock in the aggregate, including the initial receipt of 70 percent of the total notional share equivalent, or approximately 8.8 million shares of AIG Common Stock, under an ASR agreement executed in September 2014.  That ASR agreement settled in October, at which time we received approximately 3.9 million additional shares of AIG Common Stock based on a formula specified by the terms of the ASR agreement.

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

Investments Highlights During the Nine Months Ended September 30, 2014

•          A decrease in interest rates on investment grade fixed maturity securities and narrowing of investment grade credit spreads, partially offset by the widening of high yield spreads, resulted in net unrealized gains in the investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $18.1 billion as of September 30, 2014 from approximately $11.7 billion as of December 31, 2013.

•          We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in commercial mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•          Net investment income benefitted from positive performance on fixed maturity securities for which we elected the fair value option, primarily driven by lower interest rates as well as higher income on alternative investments, which continued to benefit from strong equity market performance.

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

Item 2 / INVESTMENTS

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

Credit Ratings

At September 30, 2014, approximately 90 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 17 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of our foreign entities’ fixed maturity securities portfolio is rated by Moody’s, S&P or similar foreign rating services. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At September 30, 2014, approximately 16 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 4 percent were rated below investment grade or not rated. Approximately 45 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

Item 2 / INVESTMENTS

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

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Rating:
Other fixed maturity
securities
AAA	$15,831	$17,437	$5,078	$5,510	$20,909	$22,947
AA	38,839	39,478	229	261	39,068	39,739
A	58,176	56,838	293	445	58,469	57,283
BBB	77,743	75,668	414	478	78,157	76,146
Below investment grade	10,269	9,904	316	321	10,585	10,225
Non-rated	1,102	311	-	-	1,102	311
Total	$201,960	$199,636	$6,330	$7,015	$208,290	$206,651
Mortgage-backed, asset-
backed and collateralized
AAA	$25,056	$21,982	$2,564	$3,120	$27,620	$25,102
AA	3,776	3,404	1,724	2,357	5,500	5,761
A	7,369	6,906	599	660	7,968	7,566
BBB	4,006	3,973	612	679	4,618	4,652
Below investment grade	23,595	22,333	8,461	8,683	32,056	31,016
Non-rated	24	40	91	109	115	149
Total	$63,826	$58,638	$14,051	$15,608	$77,877	$74,246
Total
AAA	$40,887	$39,419	$7,642	$8,630	$48,529	$48,049
AA	42,615	42,882	1,953	2,618	44,568	45,500
A	65,545	63,744	892	1,105	66,437	64,849
BBB	81,749	79,641	1,026	1,157	82,775	80,798
Below investment grade	33,864	32,237	8,777	9,004	42,641	41,241
Non-rated	1,126	351	91	109	1,217	460
Total	$265,786	$258,274	$20,381	$22,623	$286,167	$280,897

Item 2 / INVESTMENTS

Investments by Segment

The following tables summarize the composition of AIG's investments by reportable segment:

	Reportable Segment			Consolidation
	AIG Property	AIG Life and	Other	and
(in millions)	Casualty	Retirement	Operations	Eliminations	Total
September 30, 2014
Fixed maturity securities:
Bonds available for sale, at fair value	$96,751	$161,858	$10,249	$(3,072)	$265,786
Other bond securities, at fair value	1,781	2,606	16,295	(301)	20,381
Equity securities:
Common and preferred stock available for sale, at fair value	4,306	35	3	-	4,344
Other Common and preferred stock, at fair value	236	-	530	-	766
Mortgage and other loans receivable, net of allowance	5,962	19,861	753	(3,179)	23,397
Other invested assets	9,798	12,196	11,925	(11)	33,908
Short-term investments	3,868	4,908	10,103	(1,027)	17,852
Total investments*	122,702	201,464	49,858	(7,590)	366,434
Cash	1,417	316	200	-	1,933
Total invested assets	$124,119	$201,780	$50,058	$(7,590)	$368,367
December 31, 2013
Fixed maturity securities:
Bonds available for sale, at fair value	$96,972	$154,763	$10,974	$(4,435)	$258,274
Other bond securities, at fair value	1,995	2,406	18,558	(336)	22,623
Equity securities:
Common and preferred stock available for sale, at fair value	3,618	36	2	-	3,656
Other Common and preferred stock, at fair value	198	538	98	-	834
Mortgage and other loans receivable, net of allowance	4,217	19,078	852	(3,382)	20,765
Other invested assets	9,316	13,025	6,422	(104)	28,659
Short-term investments	5,236	6,462	11,036	(1,117)	21,617
Total investments*	121,552	196,308	47,942	(9,374)	356,428
Cash	1,501	547	193	-	2,241
Total invested assets	$123,053	$196,855	$48,135	$(9,374)	$358,669

*At September 30, 2014, approximately 90 percent and 10 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 89 percent and 11 percent, respectively, at December 31, 2013.

AIG Property Casualty

For AIG Property Casualty, the duration of liabilities for long-tail casualty lines is greater than that of other lines. As a result, the investments within AIG Property Casualty focus on growth of surplus and preservation of capital, subject to liability and other business considerations.

AIG Property Casualty invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies and also invests in structured securities collateralized by, among other assets, residential and commercial real estate and commercial mortgage loans.

In addition, AIG Property Casualty seeks to enhance returns through investments in a diversified portfolio of private equity funds and hedge funds. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields. AIG Property Casualty’s investment portfolio also includes, to a lesser extent, common and preferred stocks and yield-enhancement items, such as other securities for which the fair value option has been elected.

Item 2 / INVESTMENTS

With respect to non-affiliate over‑the‑counter derivatives, AIG Property Casualty conducts business with highly rated counterparties and does not expect the counterparties to fail to meet their obligations under the contracts. AIG Property Casualty has controls in place to monitor credit exposures by limiting transactions with specific counterparties within specified dollar limits and assessing the creditworthiness of counterparties periodically. AIG Property Casualty generally uses ISDA Master Agreements and CSAs with bilateral collateral provisions to reduce counterparty credit exposures.

Fixed maturity investments of AIG Property Casualty’s domestic operations, with an average duration of 4.1 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns, as well as taxable municipal bonds, government and agency bonds, and corporate bonds. The majority of these high quality investments are rated A or higher based on composite ratings.

Fixed maturity investments held in AIG Property Casualty’s foreign operations are of high quality, primarily rated A or higher based on composite ratings, and short to intermediate duration, averaging 4.5 years.

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

In addition, AIG Life and Retirement seeks to enhance returns through investments in a diversified portfolio of private equity funds, hedge funds, and affordable housing partnerships. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields. AIG Life and Retirement’s investment portfolio also includes, to a lesser extent, common and preferred stocks and yield-enhancement items, such as other securities for which the fair value option has been elected.

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

Item 2 / INVESTMENTS

Certain AIG Life and Retirement variable and index annuity products offer guaranteed living benefit features, primarily guaranteed minimum withdrawal benefits. AIG Life and Retirement has a dynamic economic hedging program designed to manage its risk exposure under such guaranteed living benefit features from changes in equity markets, interest rates and volatilities. This program utilizes derivative instruments, including equity options, futures contracts and interest rate swap contracts, as well as U.S. Treasury bonds.

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

Fixed maturity investments of AIG Life and Retirement, with an average duration of 6.5 years, are comprised of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments is held in the available for sale portfolio and is rated investment grade based on its composite ratings.

Available for Sale Investments

The following table presents the fair value of our available for sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2014	2013
Bonds available for sale:
U.S. government and government sponsored entities	$2,798	$3,195
Obligations of states, municipalities and political subdivisions	28,172	29,380
Non-U.S. governments	22,662	22,509
Corporate debt	148,328	144,552
Mortgage-backed, asset-backed and collateralized:
RMBS	38,704	36,148
CMBS	12,542	11,482
CDO/ABS	12,580	11,008
Total mortgage-backed, asset-backed and collateralized	63,826	58,638
Total bonds available for sale*	265,786	258,274
Equity securities available for sale:
Common stock	3,572	3,219
Preferred stock	29	27
Mutual funds	743	410
Total equity securities available for sale	4,344	3,656
Total	$270,130	$261,930

* At September 30, 2014 and December 31, 2013, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $35.0 billion and $32.6 billion, respectively.

Item 2 / INVESTMENTS

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	September 30,	December 31,
(in millions)	2014	2013
Japan	$6,057	$6,350
Canada	2,242	2,714
Germany	1,491	1,281
United Kingdom	874	510
France	797	1,005
Netherlands	744	759
Norway	708	682
Mexico	617	622
Singapore	515	457
South Korea	467	538
Other	8,152	7,593
Total	$22,664	$22,511

The following table presents the fair value of our aggregate United Kingdom, Russian Federation and European credit exposures by major sector for our fixed maturity securities:

	September 30, 2014
			Non-			December 31,
		Financial	Financial	Structured		2013
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$797	$1,386	$2,801	$-	$4,984	$5,158
Netherlands	744	1,530	1,944	494	4,712	4,396
Germany	1,491	442	2,566	35	4,534	4,687
Spain	99	481	1,077	22	1,679	1,844
Italy	36	273	1,041	14	1,364	1,351
Belgium	264	114	744	-	1,122	842
Ireland	-	-	579	136	715	692
Finland	104	29	132	-	265	281
Luxembourg	-	1	210	20	231	206
Austria	167	16	11	-	194	250
Other Euro-Zone	755	85	224	2	1,066	902
Total Euro-Zone	$4,457	$4,357	$11,329	$723	$20,866	$20,609
Remainder of Europe
United Kingdom	$874	$3,231	$8,200	$4,426	$16,731	$16,819
Switzerland	74	1,200	1,647	-	2,921	2,898
Sweden	325	752	276	-	1,353	1,605
Norway	708	67	271	-	1,046	1,057
Russian Federation	203	21	198	-	422	516
Other remainder of Europe	210	126	81	54	471	523
Total remainder of Europe	$2,394	$5,397	$10,673	$4,480	$22,944	$23,418
Total	$6,851	$9,754	$22,002	$5,203	$43,810	$44,027

Investments in Municipal Bonds

At September 30, 2014, the U.S. municipal bond portfolio of AIG Property Casualty was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 99 percent of the portfolio rated A or higher.

Item 2 / INVESTMENTS

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	State	Local		Total
September 30, 2014	General	General		Fair
(in millions)	Obligation	Obligation	Revenue	Value
State:
California	$682	$870	$3,131	$4,683
New York	36	648	3,589	4,273
Texas	257	1,649	1,540	3,446
Massachusetts	713	-	781	1,494
Illinois	115	469	766	1,350
Washington	489	162	638	1,289
Florida	184	10	867	1,061
Virginia	82	123	722	927
Georgia	310	162	350	822
Arizona	-	100	644	744
Washington DC	106	-	566	672
Ohio	157	48	383	588
New Jersey	-	2	521	523
All other states	1,438	834	4,028	6,300
Total(a)(b)	$4,569	$5,077	$18,526	$28,172

(a) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(b) Includes $4.3 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	September 30,	December 31,
(in millions)	2014	2013
Financial institutions:
Money Center /Global Bank Groups	$11,380	$11,250
Regional banks — other	588	594
Life insurance	3,671	3,918
Securities firms and other finance companies	437	458
Insurance non-life	5,678	4,899
Regional banks — North America	6,886	6,875
Other financial institutions	8,326	7,900
Utilities	23,903	22,645
Communications	10,597	10,590
Consumer noncyclical	17,285	17,420
Capital goods	9,046	9,082
Energy	12,376	12,072
Consumer cyclical	11,396	10,787
Basic	10,000	9,855
Other	16,759	16,207
Total *	$148,328	$144,552

*    At both September 30, 2014 and December 31, 2013, approximately 93 percent of these investments were rated investment grade.

Item 2 / INVESTMENTS

Investments in RMBS

The following table presents AIG’s RMBS available for sale investments by year of vintage:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2014	2013
Total RMBS
2014	$918	$-
2013	2,903	2,371
2012	2,610	2,375
2011	5,349	5,736
2010	1,672	1,843
2009 and prior*	25,252	23,823
Total RMBS	$38,704	$36,148
Agency
2014	$860	$-
2013	2,793	2,259
2012	2,437	2,164
2011	3,477	3,860
2010	1,643	1,797
2009 and prior	1,893	2,136
Total Agency	$13,103	$12,216
Alt-A
2014	-	-
2013	-	-
2012	-	-
2011	-	-
2010	$29	$37
2009 and prior	13,029	10,894
Total Alt-A	$13,058	$10,931
Subprime
2014	-	-
2013	-	-
2012	-	-
2011	-	-
2010	-	-
2009 and prior	$2,416	$2,386
Total Subprime	$2,416	$2,386
Prime non-agency
2014	$-	$-
2013	9	27
2012	147	202
2011	1,871	1,876
2010	-	9
2009 and prior	7,470	7,944
Total Prime non-agency	$9,497	$10,058
Total Other housing related	$630	$557

* Commencing in the second quarter of 2011, we began purchasing certain RMBS that had experienced deterioration in the credit quality since their origination. See Note 6 to the Condensed Consolidated Financial Statements, Investments – Purchase Credit Impaired (PCI) Securities, for additional discussion. Includes approximately $13.5 billion and $11.3 billion at September 30, 2014 and December 31, 2013, respectively, of these securities.

Item 2 / INVESTMENTS

The following table presents our RMBS available for sale investments by credit rating:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2014	2013
Rating:
Total RMBS
AAA	$15,589	$14,833
AA	441	477
A	541	598
BBB	1,003	1,051
Below investment grade(a)	21,122	19,163
Non-rated	8	26
Total RMBS(b)	$38,704	$36,148
Agency RMBS
AAA	$13,098	$12,210
AA	5	6
Total Agency	$13,103	$12,216
Alt-A RMBS
AAA	$8	$32
AA	37	54
A	91	114
BBB	340	381
Below investment grade(a)	12,582	10,350
Total Alt-A	$13,058	$10,931
Subprime RMBS
AAA	$19	$27
AA	119	117
A	222	233
BBB	255	248
Below investment grade(a)	1,801	1,761
Total Subprime	$2,416	$2,386
Prime non-agency
AAA	$2,271	$2,462
AA	270	288
A	224	248
BBB	370	383
Below investment grade(a)	6,354	6,651
Non-rated	8	26
Total prime non-agency	$9,497	$10,058
Total Other housing related	$630	$557

(a) Commencing in the second quarter of 2011, we began purchasing certain RMBS that had experienced deterioration in credit quality since their origination. See Note 6 to the Condensed Consolidated Financial Statements, Investments - Purchased Credit Impaired (PCI) Securities, for additional discussion.

(b) The weighted average expected life was 6 years at September 30, 2014 and 7 years at December 31, 2013.

Our underwriting practices for investing in RMBS, other asset‑backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Item 2 / INVESTMENTS

Investments in CMBS

The following table presents our CMBS available for sale investments:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2014	2013
CMBS (traditional)	$11,091	$9,794
Agency	1,365	1,558
Other	86	130
Total	$12,542	$11,482

The following table presents the fair value of our CMBS holdings by rating agency designation and by vintage year:

					Below
					Investment
(in millions)	AAA	AA	A	BBB	Grade	Non-Rated	Total
September 30, 2014
Year:
2014	$1,420	$85	$11	$-	$-	$-	$1,516
2013	2,616	430	89	60	-	-	3,195
2012	1,150	60	27	61	-	13	1,311
2011	1,022	20	37	21	-	-	1,100
2010	166	6	-	-	-	-	172
2009 and prior	1,006	673	673	940	1,956	-	5,248
Total	$7,380	$1,274	$837	$1,082	$1,956	$13	$12,542
December 31, 2013
Year:
2013	$2,490	$378	$79	$58	$-	$-	$3,005
2012	1,064	57	26	35	-	14	1,196
2011	1,112	19	36	20	-	-	1,187
2010	172	7	-	-	-	-	179
2009 and prior	1,103	819	688	1,115	2,190	-	5,915
Total	$5,941	$1,280	$829	$1,228	$2,190	$14	$11,482

Item 2 / INVESTMENTS

The following table presents our CMBS available for sale investments by geographic region:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2014	2013
Geographic region:
New York	$2,627	$2,110
California	1,298	1,187
Texas	810	718
Florida	553	501
New Jersey	459	436
Virginia	385	373
Illinois	338	317
Pennsylvania	283	236
Georgia	279	240
Massachusetts	252	224
Maryland	220	195
Arizona	218	197
All Other*	4,820	4,748
Total	$12,542	$11,482

*    Includes non-U.S. locations.

The following table presents our CMBS available for sale investments by industry:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2014	2013
Industry:
Office	$3,595	$3,205
Retail	3,541	3,146
Multi-family*	2,783	2,643
Lodging	1,121	1,023
Industrial	681	621
Other	821	844
Total	$12,542	$11,482

*    Includes agency-backed CMBS.

The fair value of CMBS holdings remained stable during the third quarter of 2014. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Item 2 / INVESTMENTS

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

	Fair value at	Fair value at
	September 30,	December 31,
(in millions)	2014	2013
Collateral Type:
Bank loans (CLO)	$6,105	$4,613
Other	420	529
Total	$6,525	$5,142

The following table presents our CDO available for sale investments by credit rating:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2014	2013
Rating:
AAA	$1,472	$594
AA	1,844	1,374
A	2,465	2,158
BBB	392	499
Below investment grade	352	517
Total	$6,525	$5,142

Commercial Mortgage Loans

At September 30, 2014, we had direct commercial mortgage loan exposure of $17.8 billion. At that date, over 99 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retails	Industrials	Hotels	Others	Total	Total
September 30, 2014
State:
New York	90	$532	$1,630	$286	$151	$99	$230	$2,928	16%
California	131	29	689	392	477	424	541	2,552	14
New Jersey	50	508	353	303	2	31	42	1,239	7
Florida	88	142	193	360	119	137	151	1,102	6
Texas	58	71	392	161	173	177	56	1,030	6
Illinois	24	175	328	26	73	36	-	638	4
Massachusetts	20	-	206	322	-	-	33	561	3
Connecticut	23	279	156	5	43	-	-	483	3
Pennsylvania	50	46	97	168	108	16	10	445	3
Colorado	19	47	159	48	-	120	57	431	2
Other states	356	923	1,146	1,732	506	335	255	4,897	27
Foreign	76	523	340	81	66	94	431	1,535	9
Total*	985	$3,275	$5,689	$3,884	$1,718	$1,469	$1,806	$17,841	100%

Item 2 / INVESTMENTS

December 31, 2013
State:
California	142	$30	$804	$429	$515	$366	$697	$2,841	18%
New York	88	662	1,472	243	68	100	152	2,697	17
New Jersey	53	510	326	297	7	31	42	1,213	6
Florida	94	87	170	377	123	137	165	1,059	7
Texas	54	32	184	165	182	150	62	775	5
Connecticut	22	279	143	5	44	-	-	471	3
Pennsylvania	52	47	97	155	110	16	13	438	3
Ohio	44	145	33	188	61	-	3	430	3
Maryland	21	20	139	200	12	4	4	379	2
Massachusetts	17	-	178	158	-	-	34	370	2
Other states	345	666	1,203	1,158	416	525	490	4,458	27
Foreign	63	361	139	-	69	102	393	1,064	7
Total*	995	$2,839	$4,888	$3,375	$1,607	$1,431	$2,055	$16,195	100%

*    Excludes portfolio valuation losses.

See Note 6 to the Consolidated Financial Statements in the 2013 Annual Report for further discussion of commercial mortgage loans.

Impairments

The following table presents impairments by investment type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Fixed maturity securities, available for sale	$30	$36	$121	$94
Equity securities, available for sale	5	3	16	13
Private equity funds and hedge funds	15	13	27	39
Subtotal	50	52	164	146
Investments in life settlements*	52	61	139	139
Other investments	62	9	117	82
Real estate*	-	-	-	19
Total	$164	$122	$420	$386

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

Other-than-temporary impairment charges by reportable segment and impairment type:

	Reportable Segment
	AIG Property	AIG Life and	Other
(in millions)	Casualty	Retirement	Operations	Total
Three Months Ended September 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-
Change in intent	7	7	-	14
Foreign currency declines	1	2	-	3
Issuer-specific credit events	10	21	-	31
Adverse projected cash flows	-	2	-	2
Total	$18	$32	$-	$50
Three Months Ended September 30, 2013
Impairment Type:
Severity	$-	$-	$-	$-
Change in intent	-	-	1	1
Foreign currency declines	-	-	-	-
Issuer-specific credit events	13	38	-	51
Adverse projected cash flows	-	-	-	-
Total	$13	$38	$1	$52
Nine Months Ended September 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-
Change in intent	8	12	-	20
Foreign currency declines	8	5	-	13
Issuer-specific credit events	35	89	-	124
Adverse projected cash flows	2	5	-	7
Total	$53	$111	$-	$164
Nine Months Ended September 30, 2013
Impairment Type:
Severity	$5	$-	$-	$5
Change in intent	2	-	2	4
Foreign currency declines	-	-	-	-
Issuer-specific credit events	33	97	-	130
Adverse projected cash flows	1	6	-	7
Total	$41	$103	$2	$146

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended September 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	9	5	14
Foreign currency declines	-	-	-	3	-	3
Issuer-specific credit events	16	-	-	-	15	31
Adverse projected cash flows	2	-	-	-	-	2
Total	$18	$-	$-	$12	$20	$50
Three Months Ended September 30, 2013
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	1	-	-	-	-	1
Foreign currency declines	-	-	-	-	-	-
Issuer-specific credit events	9	1	10	15	16	51
Adverse projected cash flows	-	-	-	-	-	-
Total	$10	$1	$10	$15	$16	$52
Nine Months Ended September 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	14	6	20
Foreign currency declines	-	-	-	13	-	13
Issuer-specific credit events	53	5	21	8	37	124
Adverse projected cash flows	7	-	-	-	-	7
Total	$60	$5	$21	$35	$43	$164
Nine Months Ended September 30, 2013
Impairment Type:
Severity	$-	$-	$-	$-	$5	$5
Change in intent	1	-	-	1	2	4
Foreign currency declines	-	-	-	-	-	-
Issuer-specific credit events	18	4	38	25	45	130
Adverse projected cash flows	7	-	-	-	-	7
Total	$26	$4	$38	$26	$52	$146

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and credit rating:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended September 30, 2014
Rating:
AAA	$-	$-	$-	$-	$-	$-
AA	1	-	-	-	-	1
A	-	-	-	-	-	-
BBB	-	-	-	2	-	2
Below investment grade	17	-	-	10	-	27
Non-rated	-	-	-	-	20	20
Total	$18	$-	$-	$12	$20	$50
Three Months Ended September 30, 2013
Rating:
AAA	$-	$-	$-	$-	$-	$-
AA	1	-	-	-	-	1
A	1	-	-	-	-	1
BBB	-	-	-	-	-	-
Below investment grade	8	1	10	15	-	34
Non-rated	-	-	-	-	16	16
Total	$10	$1	$10	$15	$16	$52
Nine Months Ended September 30, 2014
Rating:
AAA	$-	$-	$-	$3	$-	$3
AA	3	-	-	2	-	5
A	-	-	-	1	-	1
BBB	2	-	-	5	-	7
Below investment grade	55	1	21	24	-	101
Non-rated	-	4	-	-	43	47
Total	$60	$5	$21	$35	$43	$164
Nine Months Ended September 30, 2013
Rating:
AAA	$1	$-	$-	$-	$-	$1
AA	1	-	-	-	-	1
A	1	-	-	-	-	1
BBB	-	-	-	-	-	-
Below investment grade	23	4	38	25	-	90
Non-rated	-	-	-	1	52	53
Total	$26	$4	$38	$26	$52	$146

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the three- and nine-month periods ended September 30, 2014 and 2013 related to:

•    issuer-specific credit events;

•    securities for which we have changed our intent from hold to sell;

•    declines due to foreign exchange rates;

•    adverse changes in estimated cash flows on certain structured securities; and

•    securities that experienced severe market valuation declines.

In addition, impairments are recorded on real estate and investments in life settlements.

Item 2 / INVESTMENTS

There was no significant impact to our consolidated financial condition or results of operations from other-than-temporary impairment charges for any one single credit. Also, no individual other-than-temporary impairment charge exceeded 0.01 percent and 0.02 percent of total equity at either September 30, 2014 or September 30, 2013, respectively.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $183 million and $184 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $544 million and $611 million for the nine-month periods ended September 30, 2014 and 2013 respectively. For a discussion of our other-than-temporary impairment accounting policy, see Note 6 to the Consolidated Financial Statements in the 2013 Annual Report.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2014	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$18,270	$212	2,182	$5	$1	5	$-	$-	-	$18,275	$213	2,187
7-11 months	1,380	29	231	-	-	-	-	-	-	1,380	29	231
12 months or more	24,821	1,168	1,928	120	34	28	11	7	2	24,952	1,209	1,958
Total	$44,471	$1,409	4,341	$125	$35	33	$11	$7	2	$44,607	$1,451	4,376
Below investment
grade bonds
0-6 months	$5,230	$100	1,514	$118	$30	8	$-	$-	-	$5,348	$130	1,522
7-11 months	1,285	35	343	4	1	5	1	1	2	1,290	37	350
12 months or more	3,189	196	392	234	66	43	7	6	6	3,430	268	441
Total	$9,704	$331	2,249	$356	$97	56	$8	$7	8	$10,068	$435	2,313
Total bonds
0-6 months	$23,500	$312	3,696	$123	$31	13	$-	$-	-	$23,623	$343	3,709
7-11 months	2,665	64	574	4	1	5	1	1	2	2,670	66	581
12 months or more	28,010	1,364	2,320	354	100	71	18	13	8	28,382	1,477	2,399
Total(e)	$54,175	$1,740	6,590	$481	$132	89	$19	$14	10	$54,675	$1,886	6,689
Equity securities
0-11 months	$408	$19	114	$20	$6	21	$-	$-	-	$428	$25	135
12 months or more	75	5	1	13	6	1	-	-	-	88	11	2
Total	$483	$24	115	$33	$12	22	$-	$-	-	$516	$36	137

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at September 30, 2014.

(c)  For bonds, represents amortized cost.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments for the third quarter of 2014 was primarily attributable to decreases in the fair value of fixed maturity securities due to the widening of credit spreads. For the nine-month period ended September 30, 2014, net unrealized gains related to fixed maturity and equity securities increased by $6.5 billion due to a

Item 2 / INVESTMENTS

decrease in interest rates on fixed maturity securities and narrowing of investment grade credit spreads, partially offset by widening of high yield spreads.

The change in net unrealized gains and losses on investments for the third quarter of 2013 was primarily attributable to the depreciation in the fair value of bonds available for sale due to the increase in interest rates, which more than offset the narrowing of credit spreads. For the nine-month period ended September 30, 2013, net unrealized gains related to fixed maturity and equity securities decreased by $12.8 billion.

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

Overview

We have an integrated process for managing risks throughout our organization in accordance with our firm‑wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of the firm’s major risk positions. Within each business unit, senior leaders and executives approve risk‑taking policies and targeted risk tolerance within the framework provided by ERM. ERM supports our businesses and management in the embedding of enterprise risk management in our key day-to-day business processes and in identifying, assessing, quantifying, managing and mitigating the risks taken by us and our businesses. Nevertheless, our risk management efforts may not always be successful, and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur.

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

Item 2 / ENTERPRISE RISK MANAGEMENT

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

Residential and commercial real estate values.  Our investment portfolios are exposed to the risk of changing values in a variety of residential and commercial real estate investments. Residential investments include residential mortgage loans, residential mortgage‑backed securities and other structured securities with underlying assets that include residential mortgages: trusts that include real estate and/or mortgages (REITs), and mortgage insurance contracts. Commercial exposures include commercial mortgage loans, commercial mortgage backed securities and other structured securities with underlying assets that include commercial mortgages: trusts, REITs, and other investments.

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

Item 2 / ENTERPRISE RISK MANAGEMENT

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

Item 2 / ENTERPRISE RISK MANAGEMENT

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	September 30,		December 31,		September 30,		December 31,
(dollars in millions)	2014		2013		2014		2013
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	280,853		268,208		(15,292)		(14,341)
Mortgage and other loans receivable	16,225		14,649		(833)		(661)
Preferred stock	22		21		(3)		(2)
Total interest rate sensitive assets	$297,100	(a)	$282,878	(a)	$(16,128)	(b)	$(15,004)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Hedge funds	10,530		9,900		(2,106)		(1,980)
Private equity	9,345		9,810		(1,869)		(1,962)
Real estate investments	3,327		3,113		(665)		(623)
PICC(c)	2,841		2,536		(568)		(507)
Common equity	2,241		1,927		(448)		(385)
Aircraft asset investments	673		763		(135)		(153)
AerCap Holdings N.V.	4,820		-		(964)		-
Other investments	924		957		(185)		(191)
Total equity and alternative investments
exposure	$34,701		$29,006		$(6,940)		$(5,801)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position(d)	$11,155		$10,350		$(1,116)		$(1,035)

(a)  At September 30, 2014, the analysis covered $297 billion of $314 billion interest-rate sensitive assets. Excluded are $1 billion in DIB assets, $7 billion of loans, and $4 billion of investments in life settlements. In addition, $5 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2013, the analysis covered $283 billion of $306 billion interest-rate sensitive assets. Excluded are $6 billion in DIB assets, $5 billion of loans, and $4 billion of investments in life settlements. In addition, $8 billion of assets across various asset categories were excluded due to modeling and/or data limitations.

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

Foreign currency-denominated net asset position reflects our consolidated non‑U.S. dollar assets less our consolidated non‑U.S dollar liabilities on a U.S. GAAP basis. We use a bottom-up approach in managing our foreign currency exchange rate exposures with the objective of protecting statutory capital at the regulated insurance entity level. We manage cash flow risk on our foreign currency-denominated debt issued by AIG Parent and use a variety of techniques to mitigate this risk, including but not limited to the execution of cross-currency swaps and the issuance of new foreign currency-denominated debt to replace equivalent maturing debt. At the AIG Parent level, we monitor our foreign currency exposures against single currency and aggregate currency portfolio limits. As a matter of general practice, we do not typically hedge our foreign currency exposures to net investments in subsidiaries. However, we may utilize either cross-currency swaps or our foreign currency- denominated debt as a net investment hedge of our capital in subsidiaries.

At September 30, 2014, our five largest foreign currency net asset positions were denominated in British pounds, Canadian dollars, Hong Kong dollars, Japanese yen and Singapore dollars. Our foreign currency-denominated net asset position at September 30, 2014 increased by 7.8 percent, or $805 million, compared to December 31, 2013. The increase was mostly due to a $422 million increase in our British pound position, primarily resulting from the purchase of British pounds using excess

Item 2 / ENTERPRISE RISK MANAGEMENT

euros to fund outflows; a $326 million increase in our Japanese yen position, mainly attributable to Japanese yen deferred tax liability reduction; a $228 million increase in our Hong Kong dollar position, primarily resulting from AIG Property Casualty’s investment in PICC P&C; a $159 million increase in our Canadian dollar position, mainly attributable to an increase in operating income from underwriting and investments; and a $144 million increase in our Singapore dollar position, primarily due to intercompany receivables generated from declared dividends in the Asia Pacific region, partially offset by a $374 million decrease in our euro position, primarily resulting from bond hedging and the sale of excess euros to fund British pound outflows; and a $172 million decrease in our Polish zloty position, primarily resulting from the sale of our equity investment in Santander Consumer Bank.

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

AIG continues to be regulated and supervised by the FRB due to its designation by the Financial Stability Oversight Council as a nonbank SIFI, but is no longer regulated as a savings and loan holding company due to the restructuring of AIG Federal Savings Bank from a federal savings association to a trust-only thrift. On July 1, 2014, as a nonbank SIFI, AIG submitted to its regulators its initial annual plan for rapid and orderly resolution in the event of material financial distress or failure, which must meet several specific standards, including requiring a detailed resolution strategy and analyses of material entities, organizational structure, interconnections and interdependencies, and management information systems, among other elements.  The public section of the plan can be found on the websites of the FRB and the Federal Deposit Insurance Corporation. The FRB has yet to complete the regulatory framework that will be applicable to AIG as a nonbank SIFI.

Item 2 / REGULATORY ENVIRONMENT

In October 2014, the International Association of Insurance Supervisors (IAIS) announced that it has concluded the development of its proposed basic capital requirements, which are expected to be endorsed by G20 leaders in November 2014. Other related IAIS initiatives are pending.

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

AIG – After-tax operating income (loss) attributable to AIG is derived by excluding the following items from net income (loss) attributable to AIG: income (loss) from discontinued operations, income (loss) from divested businesses (including gain on the sale of ILFC and certain post-acquisition transaction expenses incurred by AerCap in connection with its acquisition of ILFC and the difference between expensing AerCap’s maintenance rights assets over the remaining lease term as compared to the remaining economic life of the related aircraft and related tax effects), legacy tax adjustments primarily related to certain changes in uncertain tax positions and other tax adjustments, legal reserves (settlements) related to “legacy crisis matters,” deferred income tax valuation allowance (releases) charges, changes in fair value of AIG Life and Retirement fixed maturity securities designated to hedge living benefit liabilities (net of interest expense), changes in benefit reserves and DAC, VOBA, and sales inducement assets (SIA) related to net realized capital gains (losses), AIG Property Casualty other (income) expense - net,  (gain) loss on extinguishment of debt, net realized capital (gains) losses, and non-qualifying derivative hedging activities, excluding net realized capital (gains) losses. “Legacy crisis matters” include favorable and unfavorable settlements related to events leading up to and resulting from our September 2008 liquidity crisis and legal fees incurred by AIG as the plaintiff in connection with such legal matters.

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

Other Operations – Pre-tax operating income (loss): pre-tax income (loss) excluding certain legal reserves (settlements) related to legacy crisis matters, (gain) loss on extinguishment of debt, Net realized capital (gains) losses, net (gain) loss on sale of divested businesses (including gain on the sale of ILFC and certain post-acquisition transaction expenses incurred by AerCap in connection with its acquisition of ILFC and the difference between expensing AerCap’s maintenance rights assets over the remaining lease term as compared to the remaining economic life of the related aircraft and our share of AerCap’s income taxes), changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital gains (losses) and income (loss) from divested businesses, including Aircraft Leasing.

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

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies from acquired businesses.

Item 2 / ACRONYMS

ACRONYMS

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	IFRS International Financial Reporting Standards
CDO Collateralized Debt Obligations	ISDA International Swaps and Derivatives Association, Inc.
CDS Credit Default Swap	NAIC National Association of Insurance Commissioners
CLO Collateralized Loan Obligations	NM Not Meaningful
CMA Capital Maintenance Agreement	OTC Over-the-Counter
CMBS Commercial Mortgage-Backed Securities	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMAV Guaranteed Minimum Account Value Benefits	TARP Troubled Asset Relief Program of the Department of the Treasury
GMDB Guaranteed Minimum Death Benefits	VIE Variable Interest Entity
GMIB Guaranteed Minimum Income Benefits

Item 3 / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part I, Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

Item 4. / Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

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

ITEM 2 / UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock during the three months ended September 30, 2014:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
July 1 - 31	1,700,247	$54.49	1,700,247	$1,466
August 1 - 31	10,838,844	54.10	10,838,844	692
September 1 - 30	12,273,421	54.48	12,273,421	-
Total*	24,812,512	$54.32	24,812,512	$-

*  On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. On February 13, 2014, our Board of Directors authorized an increase to the August 1, 2013 repurchase authorization of AIG Common Stock of $1.0 billion. On June 5, 2014, our Board of Directors authorized an additional increase to the August 1, 2013 repurchase authorization of AIG Common Stock of $2.0 billion.

On October 31, 2014, our Board of Directors authorized an additional increase to the August 1, 2013 repurchase authorization of AIG Common Stock of $1.5 billion, resulting in an aggregate remaining authorization of approximately $1.5 billion. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

During the three-month period ended September 30, 2014, we repurchased approximately 24.8 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $1.5 billion. The total number of shares of AIG Common Stock repurchased in the three-month period ended September 30, 2014, and the aggregate purchase price of those shares, each as set forth above, reflect our payment of $1.4 billion under two ASR agreements executed in the third quarter of 2014 and the receipt of approximately 21.6 million shares of AIG Common Stock, including the initial receipt of 70 percent of the total notional share equivalent, or approximately 8.8 million shares of AIG Common Stock, under an ASR agreement executed in September 2014. That ASR agreement settled in October 2014, at which time we received approximately 3.9 million additional shares of AIG Common Stock based on a formula specified by the terms of the ASR Agreement. The total number of shares of AIG Common Stock repurchased in the three-month period ended September 30, 2014 also includes (but the aggregate purchase price does not include) approximately 1.7 million shares of AIG Common Stock received in July 2014 upon the settlement of an ASR agreement executed in the second quarter of 2014.

Item 4 / Mine Safety Disclosures

Not applicable.

Item 5 / OTHER INFORMATION

AIG Parent was a party to consolidated capital maintenance agreements (CMAs) with certain AIG Life and Retirement insurance subsidiaries. The parties agreed to terminate these CMAs effective October 31, 2014, with the exception of the CMA with AGC Life Insurance Company, which remains in place.

Item 6 / Exhibits

See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ DAVID L. HERZOG
David L. Herzog
Executive Vice President
Chief Financial Officer
Principal Financial Officer

/S/ DON W. CUMMINGS
Don W. Cummings
Vice President
Controller
Principal Accounting Officer

Dated: November 3, 2014

EXHIBIT INDEX

Exhibit Number	Description	Location
3	Articles of incorporation and by-laws
3(ii)	American International Group, Inc. By-laws, as amended on July 9, 2014	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 14, 2014 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures
	(1) Twenty-First Supplemental Indenture, dated as of July 16, 2014, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on July 16, 2014 (File No. 1-8787).
	(2) Twenty-Second Supplemental Indenture, dated as of July 16, 2014, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.2 to AIG's Current Report on Form 8-K filed with the SEC on July 16, 2014 (File No. 1-8787).
(3) Form of the 2019 Notes (included in Exhibit 4(1))
(4) Form of the 2044 Notes (included in Exhibit 4(2))
10	Material Contracts
	(1) Description of Peter D. Hancock Compensation*	Incorporated by reference to Item 5.02 of AIG's Current Report on Form 8-K filed with the SEC on July 14, 2014 (File No. 1-8787).
	(2) Release and Restrictive Covenant Agreement, dated as of September 18, 2014, by and between Jay Wintrob and AIG*	Filed herewith.
	(3) American International Group, Inc. 2012 Executive Severance Plan (as amended)*	Filed herewith.
	(4) American International Group, Inc. 2013 Long-Term Incentive Plan (as amended)*	Filed herewith.
	(5) American International Group, Inc. 2013 Short-Term Incentive Plan (as amended)*	Filed herewith.
	(6) American International Group, Inc. Annual Short-Term Incentive Plan (as amended)*	Filed herewith.
	(7) Side Letter, dated as of August 1, 2014, to Unconditional Capital Maintenance Agreement, dated as of July 1, 2013, between AIG and United Guaranty Residential Insurance Company	Incorporated by reference to Exhibit 10.2 to AIG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-8787).
	(8) CMA Termination Agreement, dated as of October 31, 2014, between AIG and American General Life Insurance Company	Filed herewith.
	(9) CMA Termination Agreement, dated as of October 31, 2014, between AIG and The United States Life Insurance Company in the City of New York	Filed herewith.
	(10) CMA Termination Agreement, dated as of October 31, 2014 between AIG and The Variable Annuity Life Insurance Company	Filed herewith.
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statement of Equity for the nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013 and (vi) the Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.