Form 10-K
period 2014-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2015-02-20
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014	Commission file number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
175 Water Street, New York, New York (Address of principal executive offices)	10038 (Zip Code)

Registrant’s telephone number, including area code (212) 770-7000

______________________________

Securities registered pursuant to Section 12(b) of the Act: See Exhibit 99.02

Securities registered pursuant to Section 12(g) of the Act: None

______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes R No £

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  £ No R

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes R         No £

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes R   No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      £

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer R	Accelerated filer £	Non-accelerated filer £	Smaller reporting company £
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes £    No R

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $77,972,000,000.

As of February 12, 2015, there were outstanding 1,372,435,893 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders	Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

Form 10-K

Part I

Item 1 / Business

American International Group, Inc. (AIG) is a leading global insurance organization. Founded in 1919, today we provide a wide range of property casualty insurance, life insurance, retirement products, mortgage insurance and other financial services to customers in more than 100 countries and jurisdictions. Our diverse offerings include products and services that help businesses and individuals protect their assets, manage risks and provide for retirement security. AIG common stock is listed on the New York Stock Exchange and the Tokyo Stock Exchange.

AIG’s key strengths include:
World class insurance franchises that are leaders in their categories and are continuing to improve their operating performance;
A diverse mix of businesses with a presence in most international markets;
Effective capital management of the largest shareholders’ equity of any insurance company in the world*, supported by enhanced risk management;
Execution of strategic objectives, such as our focus on growth of higher value lines of business to increase profitability and grow assets under management;
Breadth of customers, serving over 89 percent of companies included in the Fortune Global 500; and
Improved profitability, as demonstrated by growth in 2014 over 2013 of pre-tax operating income in our core insurance operations.

*   At June 30, 2014, the latest date for which information was available for certain foreign insurance companies.

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

AIG’s Global Insurance Operations
business management

On September 1, 2014, in accordance with AIG’s previously disclosed succession plan, Peter D. Hancock assumed the role of President and Chief Executive Officer of AIG and joined AIG’s Board of Directors.  He succeeded Robert H. Benmosche, who retired and currently serves as an advisor to AIG.

With this transition, Mr. Hancock has announced a new leadership team and structure aimed at integrating the Company and positioning us to deliver the full capabilities of AIG to our approximately 90 million clients around the world as One AIG. We believe that by striving to provide the greatest value to our customers, we can deliver improved operating and financial performance and sustainable, profitable growth.  Our strategy is focused on enhancing the value and competitive position of our insurance businesses and investing our capital where we can achieve attractive risk-adjusted returns, while maintaining strong levels of liquidity and capital.

In the fourth quarter of 2014, we modified the presentation of our results to reflect our new operating structure. The new operating structure includes two reportable segments, Commercial Insurance and Consumer Insurance, and a Corporate and Other category. Commercial Insurance has three operating segments: Property Casualty, Mortgage Guaranty and Institutional Markets. Consumer Insurance also has three operating segments: Retirement, Life and Personal Insurance. The Corporate and Other category consists of businesses and items not allocated to our reportable segments. Prior to the fourth quarter of 2014, AIG reported its results through two reportable segments – AIG Property Casualty and AIG Life and Retirement.

Certain of our management activities, such as investment management, enterprise risk management, liquidity management and capital management, and our balance sheet reporting, are conducted on a legal entity basis. We group our insurance-related legal entities into two categories: Non-Life Insurance Companies and Life Insurance Companies.

Non-Life Insurance Companies include the following major property casualty and mortgage guaranty companies: National Union Fire Insurance Company of Pittsburgh, Pa.(National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); Fuji Fire and Marine Insurance Company Limited (Fuji Fire); American Home Assurance Company, Ltd. (American Home Japan);  AIG Asia Pacific Insurance, Pte, Ltd.;  AIG Europe Limited and United Guaranty Residential Insurance Company (UGRIC).

Life Insurance Companies include the following major operating companies: American General Life Insurance Company (American General Life); The Variable Annuity Life Insurance Company (VALIC); The United States Life Insurance Company in the City of New York (U.S. Life) and AIG Fuji Life Insurance Company Limited (Fuji Life).

Item 1 / BUSINESS / AIG

(a) Consists of Commercial Insurance and Consumer Insurance pre-tax operating income. Pre-tax operating income and book value per share excluding AOCI are non-GAAP measures. See “Use of Non-GAAP Measures” for additional information.

(b) Total consideration of approximately $7.6 billion, includes net cash proceeds of $2.4 billion and 97.6 million newly issued AerCap common shares. Based in part on AerCap's closing price per share of $47.01 on May 13, 2014, the date the sale of ILFC to AerCap was completed.

Item 1 / BUSINESS / AIG

How we Generate Revenues and Profitability

We earn revenues primarily from insurance premiums, policy fees from universal life insurance and investment products, and income from investments and advisory fees.

Our operating expenses consist of policyholder benefits and losses incurred, interest credited to policyholders, commissions and other costs of selling and servicing our products, and general business expenses.

Our profitability is dependent on our ability to properly price and manage risk on insurance and annuity products, to manage our portfolio of investments effectively, and to control costs through expense discipline.

INVESTMENT ACTIVITIES OF Our Insurance OPERATIONS

Our Non Life Insurance Companies and Life Insurance Companies generally receive premiums and deposits well in advance of paying covered claims or benefits. In the intervening periods, we invest these premiums and deposits to generate net investment income that, along with the invested funds, is available to pay claims or benefits. As a result, we generate significant revenues from insurance investment activities.

We generate significant revenues in our insurance operations from investment activities.

Our worldwide insurance investment policy places primary emphasis on investments in corporate bonds, municipal bonds and government bonds in all of our portfolios, and, to a lesser extent, investments in high yield bonds, common stock, real estate, hedge funds and other alternative investments.

The majority of assets backing our insurance liabilities consist of intermediate and long duration fixed maturity securities.

Non-Life Insurance Companies — Fixed maturity securities held by the insurance companies included in the Non-Life Insurance Companies’ domestic operations have historically consisted primarily of corporate bonds, municipal bonds and government bonds. These investments provided attractive returns and limited credit risk. To meet our domestic operations’ current risk return and business objectives, our domestic Non-Life Insurance Companies have been shifting investment allocations to a broader array of investments, including structured securities, mortgage loans, equity related opportunities and other investments that offer attractive risk-adjusted returns. Our fixed maturity securities must meet our liquidity, duration and quality objectives as well as current capital, risk return and business objectives. Fixed maturity securities held by the Non-Life Insurance Companies’ international operations consist primarily of intermediate duration high-grade securities, primarily in the markets being served. In addition, the Non-Life Insurance Companies have redeployed cash in excess of operating needs into investments consistent with the asset classes described above.

Life Insurance Companies — The investment strategy for the portfolios of the Life Insurance Companies is largely to match the duration of our liabilities with assets of comparable duration, to the extent practicable. The Life Insurance Companies primarily invest in a diversified portfolio of fixed maturity securities, which include corporate bonds and structured securities. To further diversify the portfolio, investments are made in alternative investments, including private equity funds, hedge funds and affordable housing partnerships. Although these alternative investments are subject to periodic earnings fluctuations, they have achieved total returns in excess of the Life Insurance Companies’ fixed maturity security returns for each of the three years in the period ended December 31, 2014.

Item 1 / BUSINESS / AIG

Commercial Insurance	Consumer Insurance

Commercial Insurance is a leading provider of insurance products and services for commercial and institutional customers. It includes one of the world’s most far-reaching property casualty networks, a leading mortgage guaranty insurer and an institutional retirement and savings business. Commercial Insurance offers a broad range of products to customers through a diversified, multichannel distribution network. Customers value Commercial Insurance’s strong capital position, extensive risk management and claims experience, and its ability to be a market leader in critical lines of insurance business.

Consumer Insurance is a unique franchise that brings together a broad portfolio of retirement, life insurance and property casualty products offered through multiple distribution networks.  It holds long-standing, leading market positions in many of its U.S. product lines, and its global footprint provides the opportunity to pursue international growth opportunities selectively in countries with attractive markets.  With its strong capital position, customer-focused service, innovative product development capabilities and strong distribution relationships across multiple channels, Consumer Insurance is well positioned to provide clients with the products they need delivered through the channels they prefer.

Corporate and Other
Corporate and Other includes Direct Investment book, Global Capital Markets, and AIG Parent and Other as well as certain run-off insurance businesses.

Item 1 / BUSINESS / AIG

Global Footprint

Our Non-Life Insurance Companies net premiums written (NPW) of $34.5 billion in 2014 reflected our expansive global footprint. Based on NPW in 2013, we are the largest commercial insurer in the U.S., the largest U.S. based property casualty insurer in Europe, and the largest foreign property casualty insurer in China.  In addition, AIG was first to market in many emerging markets and is well positioned to enhance its businesses in countries such as Brazil, China through strategic relationships with People’s Insurance Company (Group) of China Limited (PICC Group), and India with the Tata Group.

Our Life Insurance Companies premiums and deposits (P&D) of $32.6 billion in 2014 demonstrate a substantial presence in the U.S. and a meaningful share of the Japan market. P&D is a non-GAAP financial measure that includes direct and assumed amounts received on traditional life insurance policies, group benefit policies and deposits on life‑contingent payout annuities, as well as deposits received on universal life, investment‑type annuity contracts and mutual funds. See Item 7. MD&A — Results of Operations  for Institutional Markets, Retirement and  Life for a reconciliation of P&D to premiums.

We have a significant international presence in both developed markets and growth economy nations, specifically in Asia Pacific, Central Europe, the Middle East, Africa and Latin America. We distribute our products through three major geographic regions:

•    Americas:   Includes the United States, Canada, Latin America, the Caribbean and Bermuda.

•    Asia Pacific:  Includes Japan, China, Korea, Singapore, Malaysia, Thailand,  Australia, Indonesia and other Asia Pacific nations.

•    EMEA (Europe, Middle East and Africa):  Includes the United Kingdom, Continental Europe, the Russian Federation, India, the Middle East and Africa.

In 2014, 6.3 percent of our property casualty direct premiums were written in the state of California and 15.7 percent and 7.5 percent were written in Japan and the United Kingdom, respectively. No other state or foreign jurisdiction accounted for more than five percent of such premiums.

Item 1 / BUSINESS / AIG

Diversified Mix of Businesses*

(dollars in millions)

*    Represents revenues from insurance operations. Revenues for Property Casualty, Mortgage Guaranty, and Personal Insurance include net premiums earned and net investment income.  Revenues for Institutional Markets, Retirement and Life include premiums, policy fees, net investment income and advisory fees.

Item 1 / BUSINESS / commercial insurance

Commercial Insurance

Business Strategy

Customer: Strive to be our customers’ most valued insurer by offering innovative products, superior service and access to an extensive global network.
Strategic Growth: Grow our higher-value businesses while investing in transformative opportunities.

Underwriting Excellence: Improve our business portfolio through better pricing and risk selection by using enhanced data, analytics and the application of science to deliver superior risk-adjusted returns.

Claims Excellence: Improve claims processes, analytics and tools to deliver superior customer service and decrease our loss ratio.
Operational Effectiveness: Continue initiatives to modernize our technology and infrastructure; implement best practices to improve speed and quality of service.
Capital Efficiency: Increase capital fungibility and diversification, streamline our legal entity structure, optimize reinsurance and improve tax efficiency.
Investment Strategy: Increase asset diversification and take advantage of yield‑enhancement opportunities to meet our capital, liquidity, risk and return objectives.
10

Item 1 / BUSINESS / commercial insurance

Commercial Insurance Operating Segments

Commercial Insurance’s operating segments consist of Property Casualty, Mortgage Guaranty and Institutional Markets.

Property Casualty Product Lines

Casualty: Products include general liability, commercial automobile liability, workers’ compensation, excess casualty and crisis management insurance products. Casualty also includes risk management and other customized structured programs for large corporate and multinational customers.

Property: Products include commercial, industrial and energy-related property insurance products and services that cover exposures to man-made and natural disasters, including business interruption.

Specialty:  Products include aerospace, environmental, political risk, trade credit, surety and marine insurance products, and various small and medium sized enterprises insurance lines.

Financial: Products include professional liability insurance for a range of businesses and risks, including directors and officers liability (D&O), fidelity, employment practices, fiduciary liability, cybersecurity risk, kidnap and ransom, and errors and omissions insurance (E&O).

Mortgage Guaranty Product Lines
Mortgage Guaranty: Mortgage insurance (MI) protects mortgage investors against the increased risk of borrower default related to high loan-to-value (LTV) mortgages.
Institutional Markets Product Lines

Institutional Markets: Products primarily include stable value wrap products, structured settlement and terminal funding annuities, high net worth products, corporate- and bank-owned life insurance and GICs.

A Look at Commercial Insurance

Property Casualty conducts its business primarily through our Non-Life Insurance Companies, which include National Union; American Home; Lexington; Fuji Fire; American Home Japan; AIG Asia Pacific Insurance, Pte, Ltd. and AIG Europe Limited.

Mortgage Guaranty conducts its business primarily through UGRIC.

Institutional Markets conducts its business primarily through our Life Insurance Companies, which include American General Life, VALIC and U.S. Life.

Item 1 / BUSINESS / commercial insurance

Commercial Insurance Distribution Network

Property Casualty

Property Casualty products are primarily distributed through a network of independent retail and wholesale brokers, and through an independent agency network.

Mortgage Guaranty

Mortgage Guaranty products and services are distributed to a comprehensive range of mortgage originators including national mortgage, community and money center banks, as well as through builder-owned, regional mortgage and internet-sourced lender and credit unions.

Institutional Markets

Institutional Markets products are primarily distributed through specialized marketing and consulting firms and structured settlement brokers.

Commercial Insurance Competition

Operating in a highly competitive industry, Property Casualty competes against several hundred stock companies, specialty insurance organizations, mutual companies and other underwriting organizations in the U.S. In international markets, Property Casualty competes for business with the foreign insurance operations of large global insurance groups and local companies in specific market areas and product types. Mortgage Guaranty competes with several private providers of mortgage insurance, both well-established and new entrants to the industry, and the Federal Housing Administration, which is the largest provider of mortgage insurance in the United States. Institutional Markets competes with large domestic (both stock and mutual) life companies, as well as international life companies.

Insurance companies compete through a combination of risk acceptance criteria, product pricing, service and terms and conditions. Commercial Insurance distinguishes itself in the insurance industry primarily based on its well-established brand, global franchise, financial and capital strength, innovative products, expertise in providing specialized coverages and customer service.

We serve our business and individual customers on a global basis — from the largest multinational corporations to local businesses and individuals. Our clients benefit from our substantial underwriting expertise and long-term commitment to the markets we serve.

Item 1 / BUSINESS / commercial insurance

Commercial Insurance Competitive Strengths and Challenges

Our competitive strengths include:

Financial strength and market leadership – a well capitalized, strong balance sheet highly valued by customers that allows us to be a market leader in certain lines of business

Underwriting and claims expertise – a recognized, talented and deeply experienced team

Global franchise – one of the largest operating footprints in the industry and deep history in developed and emerging markets

Scale – size and scope of business facilitates risk diversification to optimize returns on capital

Diversification – breadth of customers served, products underwritten and distribution channels

Innovation –  a culture of innovation driven by risk management expertise and a focus on customer needs

Service – a culture of striving to be our customers’ most valued insurer

Information and science capabilities – knowledge and information to improve a customer’s experience

Our challenges include:

Over capacity in certain lines of business can lead to downward pressure on market pricing

Tort environment volatility in certain jurisdictions and lines of business

Regulatory requirements increasing in volume and complexity due to heightened regulatory scrutiny and supervision of the insurance and financial services industries in recent years

Volatility in the U.S. housing and mortgage markets and from natural and man-made catastrophes

Item 1 / BUSINESS / consumer insurance

Consumer Insurance

Business Strategy

Customer: Strive to be our customers’ most valued insurer. Through our unique franchise, which brings together a broad portfolio of retirement, life insurance and personal insurance products offered through multiple distribution networks, Consumer Insurance aims to provide customers with the products they need, delivered through the channels they prefer.

Information-Driven Strategy: Utilize customer insight, analytics and the application of science to optimize customer acquisition, product profitability, product mix, channel performance and risk management capabilities.

Focused Growth: Invest in areas where Consumer Insurance can grow profitably and sustainably. Target growth in select markets according to market size, growth potential, market maturity and customer demographics.

Operational Effectiveness: Simplify processes, enhance operating environments, and leverage the best platforms and tools for multiple operating segments to increase competitiveness, improve service and product capabilities and facilitate delivery of our target customer experience.

Investment Strategy: Maintain a diversified, high quality portfolio of fixed maturity securities that largely matches the duration characteristics of related insurance liabilities with assets of comparable duration, and pursue yield-enhancement opportunities that meet liquidity, risk and return objectives.

Profitability and Capital Management: Deliver solid earnings through disciplined pricing, sustainable underwriting improvements and diversification of risk, and increase capital efficiency within insurance entities to enhance return on equity.

Item 1 / BUSINESS / consumer insurance

Consumer Insurance Operating Segments

Consumer Insurance’s operating segments consist of Retirement, Life, and Personal Insurance.

Retirement Product Lines

Fixed Annuities: Products include single and flexible premium fixed annuities and single premium immediate and deferred income annuities. The Fixed Annuities product line maintains its industry-leading position in the U.S. bank distribution channel by designing products collaboratively with banks and offering an efficient and flexible administration platform.

Retirement Income Solutions: Primary products include variable and fixed index annuities that provide both asset accumulation and lifetime income benefits, as well as investment-focused variable annuities.  Variable annuities are distributed through banks, wirehouses, and regional and independent broker‑dealers. Fixed index annuities are distributed through banks, broker dealers, independent marketing organizations and career and independent insurance agents.

Group Retirement: Products are marketed under the VALIC brand and include fixed and variable annuities, mutual funds, and plan administrative and compliance services. VALIC career financial advisors and independent financial advisors provide retirement plan participants with enrollment support and comprehensive financial planning services.

Retail Mutual Funds and  Advisor Group: Includes our mutual fund and related administration and servicing operations as well as one of the largest networks of independent financial advisors in the U.S.  Brands include Royal Alliance, SagePoint Financial, FSC Securities and Woodbury Financial.

Life Product Lines

Primary products in the U.S. include term life and universal life insurance. International products include term and whole life insurance, supplemental health, cancer and critical illness insurance. Life products are primarily distributed through independent marketing organizations, independent insurance agents, career agents and financial advisors and direct marketing. The Life operating segment also offers group products distributed through employers (both employer-paid and voluntary) and sponsored organizations, with the key products being basic and supplemental term life, universal life and disability insurance.

Personal Insurance Product Lines

Accident and Health: Products include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations.  It also includes a broad range of travel insurance products and services for leisure and business travelers. Accident and Health products are distributed through various channels, including agents, brokers, affinity partners, airlines and travel agents.

Personal Lines: Products include automobile and homeowners insurance, extended warranty, and consumer specialty products, such as identity theft and credit card protection. Products are distributed through various channels, including agents, brokers and direct marketing. Personal Insurance also provides insurance for high-net-worth individuals offered through AIG Private Client Group, including auto, homeowners, umbrella, yacht, fine art and collections insurance.

Item 1 / BUSINESS / consumer insurance

A Look at Consumer Insurance

The Retirement and Life operating segments conduct their business primarily through our Life Insurance Companies, which include American General Life, VALIC, U.S. Life, and Fuji Life.

The Personal Insurance operating segment conducts its business primarily through our Non-Life Insurance Companies, which include Fuji Fire, AIU Insurance Company, Ltd., American Home, National Union, Lexington, American Home Japan, AIG Asia Pacific Insurance, Pte, Ltd. and AIG Europe Limited.

Consumer Insurance Distribution Network

Retirement

Retirement products are distributed through affiliated channels that include over 1,200 VALIC career financial advisors and over 5,700 licensed financial advisors in the AIG Advisor Group and through non-affiliated channels, which include banks, wirehouses, regional and independent broker-dealers, independent marketing organizations and independent insurance agents.

Life

Life products are distributed in the U.S. through affiliated channels that include over 1,700 career agents and financial advisors in the AIG Financial Network and direct marketing.  Non-affiliated channels in the U.S. include independent marketing organizations, independent agents and benefit brokers.  International life products are sold through non-affiliated independent agents and direct marketing.

Personal Insurance

Personal Insurance products and services are distributed through various channels, including independent agents, career agents, brokers, affinity partners, airlines and travel agents, as well as direct marketing.

Consumer Insurance Competition

Consumer Insurance operates in the highly competitive insurance and financial services industry in the U.S. and select international markets and competes against various financial services companies, including mutual funds, banks and other life and property casualty insurance companies.  Competition is primarily based on product pricing and design, distribution, financial strength, customer service and ease of doing business.

Consumer Insurance competes based on its long‑standing market leading positions, innovative products, strong distribution relationships across multiple channels, customer-focused service and strong financial ratings.

Item 1 / BUSINESS / consumer insurance

Consumer Insurance Competitive Strengths and Challenges

Our competitive strengths include:

Unique franchise – broad portfolio of retirement, life insurance and personal insurance products offered through multiple distribution networks

Market leader – long-standing, leading positions in many of our product lines and key distribution channels

Global footprint – ability to selectively pursue international growth opportunities in countries with attractive markets

Strong distribution relationships across multiple channels – opportunity to expand on distribution relationships to effectively market diverse product offerings

Information and science capabilities – used to build decision tools, transform processes and optimize performance

Customer-focused service – investments in technology and operating platforms provide the foundation to deliver our target customer experience

Risk diversification and scale – breadth of product offerings and scale advantage in key product lines

Capital strength – capacity to drive growth in attractive markets and product lines

Our challenges include:

Highly competitive environment where products are differentiated by pricing, terms, customer service and ease of doing business and barriers to entry are significant in certain markets

Regulatory requirements in recent years have created an increasingly complex environment that is affecting industry growth and profitability

Low interest rate environment makes it more difficult to competitively price guaranteed return products and puts margin pressure on existing products due to the challenge of investing in a low rate environment

Corporate and Other includes:

Direct Investment book (DIB)   consists of a portfolio of assets and liabilities held directly by AIG Parent in the Matched Investment Program (MIP) and certain non-derivative assets and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP). The DIB portfolio is being wound down and is managed with the objective of ensuring that at all times it maintains the liquidity we believe is necessary to meet all of its liabilities as they come due, even under stress scenarios, and to maximize returns consistent with our risk management objectives.

Global Capital Markets (GCM)  consists of the operations of  AIG Markets, Inc. (AIG Markets) and the remaining derivatives portfolio of AIGFP. AIG Markets acts as the derivatives intermediary between our subsidiaries and third parties to provide hedging services. The AIGFP portfolio continues to be wound down and is managed consistently with our risk management objectives. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions that we believe are of low complexity, low risk or currently not economically appropriate to unwind based on a cost versus benefit analysis.

AIG Parent and Other consists primarily of interest expense, consolidation and eliminations, expenses of corporate staff not attributable to specific reportable segments, certain expenses related to internal controls and the financial and operating

Item 1 / BUSINESS / consumer insurance

platforms, corporate initiatives, certain compensation plan expenses, corporate level net realized capital gains and losses, certain litigation‑related charges and credits, net gain (loss) on sale of divested businesses that did not meet the criteria for discontinued operations accounting treatment, and equity in the earnings of AerCap.

Run-off Insurance Business  consists primarily of run-off lines of business, including excess workers’ compensation, asbestos and legacy environmental (1986 and prior); certain environmental liability businesses written prior to 2004 and certain long-duration business, primarily in Japan and the U.S.

Other Businesses include investments in life settlements, real estate investment operations, institutional asset management operations, equipment financing operations and our remaining consumer finance business.

Aircraft Leasing consists of ILFC. On May 14, 2014, we completed the sale of 100 percent of the common stock of ILFC to AerCap Ireland Limited, a wholly owned subsidiary of AerCap, in exchange for total consideration of approximately $7.6 billion, including cash and 97.6 million newly issued AerCap common shares (the AerCap Transaction). As a result of the AerCap Transaction, we own approximately 46 percent of the outstanding common stock of AerCap. We account for our interest in AerCap using the equity method of accounting.  See Note 4 to the Consolidated Financial Statements for additional information on the AerCap Transaction.

Retained Interests  includes fair value gains and losses on (i) AIA ordinary shares retained following the AIA initial public offering  prior to their sale in 2012 and (ii) Maiden Lane III LLC (ML III) assets prior to their liquidation in 2012.

OUR EMPLOYEES

At December 31, 2014, we had approximately 65,000 employees. We believe that our relations with our employees are satisfactory.

Item 1 / BUSINESS

A Review of Liability for Unpaid LOSSES and loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses (also referred to as loss reserves) represents the accumulation of estimates for unpaid reported losses (case reserves) and losses that have been incurred but not reported (IBNR) for the Non-Life Insurance Companies.

We recognize as assets the portion of this liability that is expected to be recovered from reinsurers. Loss reserves are discounted, where permitted, in accordance with U.S. GAAP.

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

We use a number of techniques to analyze the adequacy of the established net liability for unpaid losses and loss adjustment expenses (net loss reserves). Using these analytical techniques, we monitor the adequacy of our established reserves and determine appropriate assumptions for inflation and other factors influencing loss costs. Our analyses also take into account emerging specific development patterns, such as case reserve redundancies or deficiencies and IBNR emergence. We also consider specific factors that may impact losses, such as changing trends in medical costs, unemployment levels and other economic indicators, as well as changes in legislation and social attitudes that may affect decisions to file claims or the magnitude of court awards. See Item 7. MD&A — Critical Accounting Estimates for a description of our loss reserving process.

Because reserve estimates are subject to the outcome of future events, changes in prior year estimates are unavoidable in the insurance industry. These changes in estimates are sometimes referred to as “prior year loss development” or “reserve development.”

A significant portion of the Non-Life Insurance Companies’ reserves are for the U.S. commercial casualty class, including excess casualty, asbestos and environmental, which tends to involve longer periods of time for the reporting and settlement of claims than other types of insurance and therefore may increase the inherent risk and uncertainty with respect to our loss reserve development.

Analysis of Consolidated Loss Reserve Development

The “Analysis of Consolidated Loss Reserve Development” table presents the development of prior year net loss reserves for calendar years 2004 through 2014 for each balance sheet in that period. The information in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). This table should be interpreted with care by those not familiar with its format or those who are familiar with other loss development analyses arranged in an accident year or underwriting year basis rather than the balance sheet, as shown below. See Note 13 to the Consolidated Financial Statements.

The top row of the table shows Net Reserves Held (the net liability for unpaid losses and loss adjustment expenses) at each balance sheet date, net of discount. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all years prior to the balance sheet date that were unpaid as of that balance sheet date, including estimates for IBNR claims. The amount of loss reserve discount included in the net reserves at each date is shown immediately below the net reserves held. The undiscounted reserve at each date is equal to the sum of the discount and the net reserves held. For example, Net Reserves Held (Undiscounted) was $48.8 billion at December 31, 2004.

The next section of the table shows the original Net Undiscounted Reserves re-estimated over 10 years. This re-estimation takes into consideration a number of factors, including changes in the estimated frequency of reported claims, effects of

Item 1 / BUSINESS

significant judgments, the emergence of latent exposures, and changes in medical cost trends. For example, the original undiscounted reserve of $48.8 billion at December 31, 2004, was re-estimated to $66.2 billion at December 31, 2014. The amount of the development related to losses settled or re-estimated in 2014, but incurred in 2011, is included in the cumulative development amount for years 2011, 2012 and 2013. Any increase or decrease in the estimate is reflected in operating results in the period in which the estimate is changed.

The middle of the table shows Net Deficiency. This is the aggregate change in estimates over the period of years covered by the table. For example, the net loss reserve deficiency of $17.4 billion for 2004 is the difference between the original undiscounted reserve of $48.8 billion at December 31, 2004 and the $66.2 billion of re-estimated reserves at December 31, 2014. The net deficiency amounts are cumulative; in other words, the amount shown in the 2013 column includes the amount shown in the 2012 column, and so on. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

The bottom portion of the table shows the Paid (Cumulative) amounts during successive years related to the undiscounted loss reserves. For example, as of December 31, 2014, AIG had paid a total of $55.4 billion of the $66.2 billion in re-estimated reserves for 2004, resulting in Remaining Reserves (Undiscounted) of $10.8 billion for 2004. Also included in this section are the Remaining Reserves (Undiscounted) and the Remaining Discount for each year.

As discussed in footnotes (a) and (b) below, the calendar year distribution of these Paid (Cumulative) amounts are estimates that are affected by certain transactions. These payment amounts may differ from the actual losses paid for a given accident year.

The following table presents loss reserves and the related loss development for 2004 through 2014 and consolidated gross liability (before discount), reinsurance recoverable and net liability recorded for each calendar year, and the re‑estimation of these amounts as of December 31, 2014.(a)

(in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net Reserves Held(b)	$47,253	$57,476	$62,630	$69,288	$72,455	$67,899	$71,507	$70,825	$68,782	$64,316	$61,612
Discount (in Reserves Held)	1,553	2,110	2,264	2,429	2,574	2,655	3,217	3,183	3,246	3,555	3,077
Net Reserves Held (Undiscounted)	48,806	59,586	64,894	71,717	75,029	70,554	74,724	74,008	72,028	67,871	$64,689

Net undiscounted Reserve
re-estimated as of:
One year later	53,486	59,533	64,238	71,836	77,800	74,736	74,919	74,429	72,585	68,574
Two years later	55,009	60,126	64,764	74,318	82,043	74,529	75,502	75,167	73,571
Three years later	56,047	61,242	67,303	78,275	81,719	75,187	76,023	76,212
Four years later	57,618	63,872	70,733	78,245	82,422	76,058	77,031
Five years later	60,231	67,102	70,876	79,098	83,135	77,054
Six years later	63,348	67,518	71,572	79,813	84,100
Seven years later	63,928	68,233	72,286	80,770
Eight years later	64,532	69,023	73,356
Nine years later	65,261	70,029
Ten years later	66,162

Net Deficiency on net reserves held	(17,356)	(10,443)	(8,462)	(9,053)	(9,071)	(6,500)	(2,307)	(2,204)	(1,543)	(703)
Net Deficiency related to asbestos
and environmental (A&E)	(3,157)	(2,228)	(2,019)	(2,000)	(1,951)	(1,799)	(297)	(268)	(192)	(124)
Net Deficiency excluding A&E	(14,199)	(8,215)	(6,443)	(7,053)	(7,120)	(4,701)	(2,010)	(1,936)	(1,351)	(579)

Paid (Cumulative) as of:
One year later	14,910	15,326	14,862	16,531	24,267	15,919	17,661	19,235	18,758	17,745
Two years later	24,377	25,152	24,388	31,791	36,164	28,428	30,620	31,766	31,265
Three years later	31,296	32,295	34,647	40,401	46,856	38,183	40,091	41,464
Four years later	36,804	40,380	40,447	48,520	53,616	45,382	47,379
Five years later	43,162	44,473	46,474	53,593	58,513	51,104
Six years later	46,330	49,552	50,391	57,686	62,734
Seven years later	50,462	52,243	53,545	61,221
Eight years later	52,214	54,332	56,424
Nine years later	53,693	56,516
Ten years later	55,375
20

Item 1 / BUSINESS

Remaining Reserves (Undiscounted)	10,787	13,513	16,932	19,549	21,366	25,950	29,652	34,748	42,306	50,829
Remaining Discount	1,342	1,474	1,632	1,797	1,978	2,143	2,309	2,516	2,701	2,888
Remaining Reserves	$9,445	$12,039	$15,300	$17,752	$19,388	$23,807	$27,343	$32,232	$39,605	$47,941

Net Liability, End of Year	$48,806	$59,586	$64,894	$71,717	$75,030	$70,554	$74,724	$74,008	$72,028	$67,871	$64,689
Reinsurance Recoverable, End of Year	14,624	19,693	17,369	16,212	16,803	17,487	19,644	20,320	19,209	17,231	15,648
Gross Liability, End of Year	63,430	79,279	82,263	87,929	91,833	88,041	94,368	94,328	91,237	85,102	$80,337

Re-estimated Net Liability	66,162	70,029	73,356	80,770	84,100	77,054	77,031	76,212	73,571	68,574
Re-estimated Reinsurance Recoverable	21,765	24,548	20,819	19,317	18,793	18,634	16,709	18,456	19,065	17,221
Re-estimated Gross Liability	87,927	94,577	94,175	100,087	102,893	95,688	93,740	94,668	92,636	85,795

Cumulative Gross
Redundancy (Deficiency)	$(24,497)	$(15,298)	$(11,912)	$(12,158)	$(11,060)	$(7,647)	$628	$(340)	$(1,399)	$(693)

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

(b) The increase in Net Reserves Held from 2009 to 2010 is partially due to the $1.7 billion in Net Reserves Held by Fuji Fire, which was acquired in 2010.  The decrease in 2011 is due to the cession of asbestos reserves described in Item 7. MD&A — Insurance Reserves – Non-Life Insurance Companies— Asbestos and Environmental Reserves.

The Liability for unpaid losses and loss adjustment expenses as reported in our Consolidated Balance Sheet at December 31, 2014 differs from the total reserves reported in the annual statements filed with state insurance departments and, when applicable, with foreign regulatory authorities primarily for the following reasons:

•       Reserves for certain foreign operations are not required or permitted to be reported in the United States for statutory reporting purposes, including contingency reserves for catastrophic events;

•       Statutory practices in the United States require reserves to be shown net of applicable reinsurance recoverable; and

•       Unlike statutory financial statements, our consolidated liability for unpaid losses and loss adjustment expenses excludes the effect of intercompany transactions.

Gross loss reserves are calculated without reduction for reinsurance recoverable and represent the accumulation of estimates for reported losses and IBNR, net of estimated salvage and subrogation. We review the adequacy of established gross loss reserves in the manner previously described for net loss reserves. A reconciliation of activity in the Liability for unpaid losses and loss adjustment expenses is included in Note 13 to the Consolidated Financial Statements.

For further discussion of asbestos and environmental reserves, see Item 7. MD&A — Insurance Reserves – Non-Life Insurance Companies— Asbestos and Environmental Reserves.

Reinsurance Activities

Reinsurance is used primarily to manage overall capital adequacy and mitigate the insurance loss exposure related to certain events such as natural and man-made catastrophes.

Our subsidiaries operate worldwide primarily by underwriting and accepting risks for their direct account on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those risks exceed the desired retention level. In addition, as a condition of certain direct underwriting transactions, we are required by clients, agents or regulation to cede all or a portion of risks to specified reinsurance entities, such as captives, other insurers, local reinsurers and compulsory pools.

Over the last several years, the Non-Life Insurance Companies revised the ceded reinsurance framework and strategy to improve capital management and support our global product line risk and profitability objectives.  As a result of adopting the revised framework and strategy, many individual reinsurance contracts were consolidated into more efficient global programs and reinsurance ceded to third parties in support of risk and capital management objectives has decreased for the full year

Item 1 / BUSINESS

2014 compared to 2013. We continually evaluate the relative attractiveness of different forms of reinsurance contracts and different markets that may be used to achieve our risk and profitability objectives.

Reinsurance markets include:

•    Traditional local and global reinsurance markets including those in the United States, Bermuda, London and Europe, accessed directly and through reinsurance intermediaries;

•    Capital markets through insurance-linked securities and collateralized reinsurance transactions, such as catastrophe bonds, sidecars and similar vehicles; and

•    Other insurers that engage in both direct and assumed reinsurance.

The form of reinsurance that we may choose from time to time will generally depend on whether we are seeking:

•    proportional reinsurance, whereby we cede a specified percentage of premium and losses to reinsurers;

•    non-proportional or excess of loss reinsurance, whereby we cede all or a specified portion of losses in excess of a specified amount on a per risk, per occurrence (including catastrophe reinsurance) or aggregate basis; or

•    facultative contracts that reinsure individual policies.

Reinsurance contracts do not relieve our subsidiaries from their direct obligations to insureds. However, an effective reinsurance program substantially mitigates our exposure to potentially significant losses.

In certain markets, we are required to participate on a proportional basis in reinsurance pools based on our relative share of direct writings in those markets.  Such mandatory reinsurance generally covers higher-risk consumer exposures such as assigned-risk automobile and earthquake, as well as certain commercial exposures such as workers’ compensation.

In 2014, we continued our strategy to take advantage of the pricing differential between traditional reinsurance markets and capital markets. In December 2014, we entered into capital markets reinsurance transactions, effective as of January 1, 2015, with Tradewynd Re Ltd., which will provide $500 million of indemnity reinsurance protection against U.S., Caribbean, Canadian, Mexican and Gulf of Mexico named storms and U.S., Caribbean, Mexican and Canadian earthquakes.  To fund its potential obligations to AIG, Tradewynd Re Ltd. issued three tranches of notes, one with a one-year term and two with three-year terms.  The transaction provides fully collateralized coverage against losses from the events described above on a per-occurrence basis through December 2015 (on the one-year tranche) and December 2017 (on the three-year tranches). As of January 2015, our outstanding catastrophe bond issuances result in us having $925 million of indemnity reinsurance protection outstanding in the capital markets.

See Item 7. MD&A – Enterprise Risk Management – Insurance Operations Risks – Non-Life Insurance Companies Key Insurance Risks – Reinsurance Recoverable for a summary of significant reinsurers.

REGULATion

Our operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, derivatives, investment advisory and thrift regulators in the United States and abroad.

Our insurance subsidiaries are subject to regulation and supervision by the states and jurisdictions in which they do business.  The insurance and financial services industries generally have been subject to heightened regulatory scrutiny and supervision in recent years.

Item 1 / BUSINESS

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

U.S. Federal Regulation

Board of Governors of the Federal Reserve System (FRB): Oversees and regulates financial institutions, including nonbank systemically important financial institutions (nonbank SIFIs). We are currently subject to the FRB’s examination, supervision and enforcement authority, and certain reporting requirements, as a nonbank SIFI.

Office of the Comptroller of the Currency (OCC): Charters, regulates and supervises all national banks and federal savings associations. The OCC supervises and regulates AIG Federal Savings Bank, our trust-only federal thrift subsidiary.

Securities and Exchange Commission (SEC): Oversees and regulates the U.S. securities and security-based swap markets, U.S. mutual funds, U.S. broker-dealers and U.S. investment advisors. Principal regulator of the mutual funds offered by our broker-dealer subsidiaries. The SEC is in the process of implementing rules and regulations governing reporting, execution and margin requirements for security-based swaps entered into within the U.S or by U.S. persons. Our security-based swap activities conducted by GCM are likely to be subject to certain of these rules and regulations.

Commodities Futures Trading Commission (CFTC): Oversees and regulates the U.S. swap, commodities and futures markets. The CFTC has begun implementing and is continuing to implement rules and regulations governing reporting, execution, margin and other requirements for swaps entered into within the U.S. or involving U.S. persons. Our swap activities conducted by GCM are subject to certain of these rules and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank): Dodd-Frank has effected comprehensive changes to financial services regulation and subjects us, or may subject us, as applicable, to additional federal regulation, including:

•    enhanced prudential standards for nonbank SIFIs (including minimum leverage and risk-based capital requirements, capital planning, stress tests, liquidity requirements, corporate governance requirements, contingent capital requirements, counterparty credit limits, an early remediation regime process and recovery and resolution planning);

•    limitations on proprietary trading or covered fund activities, if the FRB decides to impose certain elements of Section 619 of Dodd-Frank (referred to as the “Volcker Rule”) on nonbank SIFIs;

•    financial sector concentration limits; and

•    increased regulation and restrictions on derivatives markets and transactions.

U.S. State Regulation

State Insurance Regulators: Our insurance subsidiaries are subject to regulation and supervision by the states and other jurisdictions in which they do business. Regulation is generally derived from statutes that delegate supervisory and regulatory powers to a state insurance regulator, and primarily relates to the insurer’s financial condition, corporate conduct and market conduct activities.

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

International Association of Insurance Supervisors (IAIS): Represents insurance regulators and supervisors of more than 200 jurisdictions in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS itself is not a regulator, but the FSB has directed the IAIS to create standards on issues such as financial group supervision, capital and solvency standards, systemic economic risk and corporate governance and incorporate them into IAIS’ Insurance Core Principles (ICPs). The FSB also charged IAIS with developing a template for measuring systemic risks posed by insurer groups. Based on IAIS’ assessment template, the FSB identified AIG as a global systemically important insurer (G-SII), which may subject us to a policy framework that includes recovery and resolution planning requirements, enhanced group-wide supervision, enhanced liquidity and strategic risk management planning, basic capital requirements and higher loss absorbency capital requirements. The IAIS is also developing ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs), which includes additional supervisory oversight based on its ICPs but also adds requirements and supervisory processes pertaining to the international business activities of IAIGs.  In connection with ComFrame, the IAIS is in the process of developing a risk-based global insurance capital standard applicable to IAIGs.  AIG currently meets the parameters set forth to define an IAIG.

European Union (EU): Certain financial services firms with regulated entities in the EU, such as us, are subject to supplementary supervision, which seeks to enable supervisors to perform consolidated insurance group supervision at the level of the ultimate parent entity. The objective of supplementary supervision is to detect, monitor, manage and control group risks. The UK Prudential Regulatory Authority, the United Kingdom’s prudential regulator, is our EU supervisory coordinator. In addition, the Financial Conduct Authority has oversight of AIG’s European operations for consumer protection and competition matters. The EU has also established a set of regulatory requirements for EU derivatives activities under the European Market Infrastructure Regulation (EMIR) that include, among other things, risk mitigation, risk management and regulatory reporting, which are effective, and clearing requirements expected to become effective in 2015.

The EU’s Solvency II Directive (2009/138/EEC) (Solvency II), which is expected to become effective in 2016, includes minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. The impact on us will depend on whether the U.S. insurance regulatory regime is deemed “equivalent” to Solvency II; if the U.S. insurance regulatory regime is not equivalent, then we could be subjected to Solvency II standards.

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

Item 1 / BUSINESS

Federal Reserve Supervision

Due to the determination of the Financial Stability Oversight Council (Council) that we should be regulated by the FRB as a nonbank SIFI pursuant to Section 113 of Dodd-Frank, we have been since July 2013 subject to the FRB’s examination, supervision and enforcement authority, and certain reporting requirements as a nonbank SIFI. Dodd-Frank requires that the Council reevaluate its determination annually; however, the Council’s 2014 annual reevaluation did not result in a change to our nonbank SIFI status, and we remain regulated by the FRB.

Dodd-Frank has effected comprehensive changes to the regulation of financial services in the United States and subjects us to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and oversight bodies to promulgate regulations implementing the law, an ongoing process that is under way and is anticipated to continue over the next few years.

As required by Dodd-Frank, the FRB has adopted enhanced prudential standards (including minimum leverage and risk-based capital requirements, requirements to submit annual capital plans to the FRB demonstrating the ability to satisfy the required capital ratios under baseline and stressed conditions, and stress-testing requirements) for bank holding companies with $50 billion (and in some cases, $10 billion) or more in total consolidated assets and certain foreign banking organizations. The FRB

Item 1 / BUSINESS

has also adopted liquidity coverage ratio and supplemental leverage ratio requirements for a subset of large banking organizations. These requirements do not apply to nonbank SIFIs.  Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, and the FRB has indicated that it intends to assess the business model, capital structure and risk profile of nonbank SIFIs to determine how enhanced prudential standards should apply to them, and, if appropriate, to tailor the application of these standards for nonbank SIFIs by order or regulation. We cannot predict what enhanced prudential standards the FRB will promulgate for nonbank SIFIs, either generally or as applicable to insurance businesses. The FRB has exercised general examination, supervision and enforcement authority over us since we were determined to be a nonbank SIFI in July 2013.  The FRB has focused its general supervisory authority over us in several areas, including financial and control related reporting, oversight of a capital planning and capital analysis and review process, model governance and validation, operational risk management, recovery planning and resolution planning.  We cannot predict how the FRB’s continuing exercise of its general supervisory authority over us as a nonbank SIFI will develop, although the FRB could, as a prudential matter, for example, limit our ability to pay dividends, repurchase shares of AIG Common Stock or acquire or enter into other businesses. We cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect the financial markets generally, impact our businesses, results of operations, cash flows or financial condition, or require us to raise additional capital or result in a downgrade of our credit ratings. In 2014, the FRB conducted a quantitative impact study to evaluate the potential effects of a revised regulatory capital framework on nonbank SIFIs that are substantially engaged in insurance underwriting activity.  The FRB has not released any results or conclusions related to this study.  We also note that in December 2014, Congress adopted changes to Section 171 of Dodd-Frank in order to clarify that the FRB has the flexibility to tailor capital rules specifically for certain insurance activities and is not bound to impose capital standards and quantitative requirements generally applicable to insured depository institutions and bank holding companies.  We cannot predict with any certainty, however, what capital rules, if any, the FRB may impose on insurers.

As a nonbank SIFI, we anticipate we will be subject to:

•    stress tests to determine whether, on a consolidated basis, we have the capital necessary to absorb losses due to adverse economic conditions;

•    stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements;

•    management interlock prohibitions and a requirement to maintain a plan for rapid and orderly resolution in the event of severe financial distress (requirements that we are already subject to); and

•    an early remediation regime process to be administered by the FRB.

Furthermore, if the Council were to make an additional separate determination that AIG poses a “grave threat” to U.S. financial stability, we would be required to maintain a debt-to-equity ratio of no more than 15:1 and the FRB may:

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

As part of its general prudential supervisory powers, the FRB has the authority to limit our ability to conduct activities that would otherwise be permissible for us to engage in if we do not satisfy certain requirements. In addition, if we were to seek to acquire a stake in certain financial companies, Dodd-Frank would require us to obtain the prior authorization of the FRB.

Other Effects of Dodd-Frank

In addition, Dodd-Frank may also have the following effects on us:

Item 1 / BUSINESS

•    As a nonbank SIFI, we are currently required to provide on an annual basis (or more frequently, if required) to the FRB and FDIC a plan for our rapid and orderly resolution in the event of material financial distress or failure, which must, among other things, provide a detailed resolution strategy and analyses of our material entities, organizational structure, interconnections and interdependencies, and management information systems.  We continue to update and refine our resolution plan, which was originally submitted to regulators on July 1, 2014. Our next resolution plan is required to be submitted to the FRB and FDIC on July 1, 2015. If the FRB and FDIC jointly determine, based on their review of the plan, that it is not credible or would not facilitate our orderly resolution under the bankruptcy code, they may require us to re-submit an amended plan.  If the re-submitted plan also fails to meet regulatory expectations, the FRB and FDIC may exercise their authority under Dodd-Frank to impose more stringent capital, leverage, or liquidity requirements, restrict our growth, activities, or operations, require us to divest assets and operations, or otherwise increase their level of supervision of us.

•    The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that we and other insurers or other financial services companies engage in.

•    Title II of Dodd-Frank provides that a financial company whose largest United States subsidiary is an insurer (such as us) may be subject to a special resolution process outside the federal bankruptcy code. That process is to be administered by the FDIC upon a coordinated determination by the director of the Federal Insurance Office and the FRB, either at the request of the Secretary of the Treasury or on their own initiative, and in consultation with the FDIC, that such a financial company is in default or in danger of default and presents a systemic risk to U.S. financial stability.

•    Dodd-Frank provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect various activities of AIG and its insurance and financial services subsidiaries, including (i) regulatory reporting for swaps (which are regulated by the CFTC) and security-based swaps (which are regulated by the SEC), (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps and security-based swaps and (iii) margin and collateral requirements.  Although the CFTC has not yet finalized certain requirements, many other requirements have taken effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps, and the mandatory trading of certain swaps on swap execution facilities or exchanges. The SEC has proposed, but not yet finalized, rules with respect to certain of the regulations and restrictions noted above governing security-based swaps. These regulations have affected and may further affect various activities of AIG and its insurance and financial services subsidiaries as rules are finalized to implement additional elements of the regulatory regime.

Similar regulations have been proposed or adopted outside the United States.  For instance, the EU has also established a set of new regulatory requirements for EU derivatives activities under EMIR. These requirements include, among other things, various risk mitigation, risk management and regulatory reporting requirements that have already become effective and clearing requirements that are expected to become effective in 2015. These requirements could result in increased administrative costs with respect to our EU derivatives activities and overlapping or inconsistent regulation depending on the ultimate application of cross-border regulatory requirements between and among U.S. and non-U.S. jurisdictions.

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

•    Dodd-Frank established a Federal Insurance Office (FIO) within the United States Department of the Treasury (Department of the Treasury) headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council. On December 12, 2013, the FIO released a Dodd-Frank mandated study on how to modernize and improve the system of insurance regulation in the United States. The report concluded that the uniformity and efficiency of the current state based regulatory system could be improved and highlighted areas in which Federal involvement is recommended. In the near-term, the FIO recommended that the states undertake reforms regarding capital adequacy, reform of insurer resolution practices, and marketplace regulation.

•    Dodd-Frank established the Consumer Financial Protection Bureau (CFPB) as an independent bureau within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes. Insurance products and services are not within the CFPB's general jurisdiction, although the U.S. Department of Housing and Urban

Item 1 / BUSINESS

Development has since transferred authority to the CFPB to investigate mortgage insurance practices. Broker-dealers and investment advisers are not subject to the CFPB's jurisdiction when acting in their registered capacity.

•    Title XIV of Dodd-Frank also restricts certain terms for mortgage loans, such as loan fees, prepayment fees and other charges, and imposes certain duties on a lender to ensure that a borrower can afford to repay the loan.

Dodd-Frank imposes various assessments on financial companies, including, as applicable to us, fees for our supervision by the FRB and assessments to cover the costs of any special resolution of a financial company conducted under Title II (although the regulatory authority would have to take account of the amounts paid by us into state guaranty funds).

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

In addition to the adoption of Dodd-Frank in the United States, regulators and lawmakers around the world are continuing to review the causes of the financial crisis and taking steps to avoid similar problems in the future. The FSB, consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly global systemically important financial institutions, should be regulated. These frameworks and recommendations address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including compensation, and a number of related issues associated with responses to the financial crisis. The FSB has directed the International Association of Insurance Supervisors (the IAIS, headquartered in Basel, Switzerland) to create standards relative to these areas and incorporate them within that body’s Insurance Core Principles (ICPs). IAIS’s ICPs form the baseline threshold against which countries’ financial services regulatory efforts in the insurance sector are measured. That measurement is made by periodic Financial Sector Assessment Program (FSAP) reviews conducted by the World Bank and the International Monetary Fund and the reports thereon spur the development of country-specific additional or amended regulatory changes. Lawmakers and regulatory authorities in a number of jurisdictions in which our subsidiaries conduct business have already begun implementing legislative and regulatory changes consistent with these recommendations, including proposals governing consolidated regulation of insurance holding companies by the Financial Services Agency in Japan, financial and banking regulation adopted in France and compensation regulations proposed or adopted by the financial regulators in Germany and the United Kingdom Prudential Regulation Authority.

The FSB has also charged the IAIS with developing a template for measuring systemic risks posed by insurer groups. The IAIS has requested data from selected insurers around the world to determine which elements of the insurance sector, if any, could materially and adversely impact other parts of the global financial services sector (e.g., commercial and investment banking, securities trading, etc.).  The IAIS has provided its assessment template to the FSB.  Based on this assessment template, on July 18, 2013, the FSB, in consultation with the IAIS and national authorities, identified an initial list of G-SIIs, which includes AIG.  G-SIIs will be designated on an annual basis, and AIG was redesignated as a G-SII by the FSB on November 6, 2014.  The IAIS intends G-SIIs to be subject to a policy framework that includes recovery and resolution planning requirements, enhanced group-wide supervision, enhanced liquidity and strategic risk management planning; basic capital requirements and higher loss absorbency (HLA) capital requirements. The IAIS finalized its basic capital requirement (BCR) in October 2014.  The BCR covers all group activities and is required to be reported to national authorities on a confidential basis beginning in 2015.  The BCR will serve as the initial foundation for the application of HLA capital requirements, which the IAIS intends to be calculated in part based on engagement in non-traditional and non-insurance activities. It is expected that the IAIS will develop HLA capital requirements by the end of 2015 and the G-SII policy framework will be fully implemented by 2019.

The IAIS is also developing ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs), which includes additional supervisory oversight based on its ICPs but also adds requirements and supervisory processes pertaining to the international business activities of IAIGs.  In connection with ComFrame, the IAIS is in the process of developing a risk-based global insurance capital standard (ICS) applicable to IAIGs.  As currently delineated under ComFrame, AIG meets the parameters set forth to define an IAIG.  ComFrame requirements are expected to be finalized in

Item 1 / BUSINESS

2018, and the IAIS is conducting a field testing of ComFrame, including the ICS, ahead of that deadline.  It is expected that implementation of ComFrame and the ICS would begin in 2019.

Legislation in the European Union could also affect our international insurance operations. The Solvency II Directive (2009/138/EEC) (Solvency II), which was adopted on November 25, 2009 and is expected to become effective on January 1, 2016, reforms the insurance industry’s solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. Solvency II is expected to be accompanied by Omnibus II, an EU proposal for a directive that also contains provisions for the capital treatment of products with long-term guarantees. Additionally, the European Insurance and Occupational Pensions Authority recently introduced interim guidelines effective January 1, 2014 that provide regulators in EU Member States with a framework to ensure that insurers make demonstrable progress towards meeting Solvency II requirements in 2016. The impact on us will depend on whether the U.S. insurance regulatory regime is deemed “equivalent” to Solvency II; if the U.S. insurance regulatory regime is not equivalent, then we, along with other U.S.-based insurance companies, could be required to be supervised under Solvency II standards. Whether the U.S. insurance regulatory regime will be deemed “equivalent” is still under consideration by European authorities and remains uncertain, so we are not currently able to predict the impact of Solvency II.

We expect that the regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.

Regulation of Insurance Subsidiaries

Certain states and other jurisdictions require registration and periodic reporting by insurance companies that are licensed in such jurisdictions and are controlled by other entities. Applicable legislation typically requires periodic disclosure concerning the entity that controls the registered insurer and the other companies in the holding company system and prior approval of intercompany services and transfers of assets, including in some instances payment of dividends by the insurance subsidiary, within the holding company system. Our subsidiaries are registered under such legislation in those jurisdictions that have such requirements.

Our insurance subsidiaries are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to the financial condition of the insurers and their corporate conduct and market conduct activities. This includes approval of policy forms and rates, the standards of solvency that must be met and maintained, including with respect to risk-based capital, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks that may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for acceptability of reinsurers, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, reserves for unearned premiums, losses and other purposes and enterprise risk management and corporate governance requirements. In general, such regulation is for the protection of policyholders rather than the equity owners of these companies.

In the U.S., the Risk-Based Capital (RBC) formula is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Virtually every state has adopted, in substantial part, the RBC Model Law promulgated by the NAIC, which allows states to act upon the results of RBC calculations, and provides for four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The RBC formula computes a risk-adjusted surplus level by applying discrete factors to various asset, premium and reserve items. These factors are developed to be risk-sensitive so that higher factors are applied to items exposed to greater risk.  The statutory surplus of each of our U.S.-based Non-Life Insurance Companies and Life Insurance Companies exceeded RBC minimum required levels as of December 31, 2014.

If any of our insurance entities fell below prescribed levels of statutory surplus, it would be our intention to provide appropriate capital or other types of support to that entity. For additional information, see Item 7. MD&A — Liquidity and Capital Resources — Liquidity and Capital Resources of AIG Parent and Subsidiaries — Non-Life Insurance Companies and — Life Insurance Companies.

Item 1 / BUSINESS

The NAIC’s Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs. See Item 1A – Risk Factors and Note 20 to the Consolidated Financial Statements for risks and additional information related to these statutory reserving requirements.

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

A substantial portion of our business is conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies. Generally, our subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements, licenses issued by foreign authorities to our subsidiaries are subject to modification or revocation by such authorities, and therefore these subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate.

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

See Item 7. MD&A — Liquidity and Capital Resources — Regulation and Supervision and Note 20 to the Consolidated Financial Statements.

Item 1 / BUSINESS

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

•    Quarterly Reports on Form 10-Q

•    Current Reports on Form 8-K

•    Proxy Statements on Schedule 14A, as well as other filings with the SEC

Also available on our corporate website:

•    Charters for Board Committees: Audit, Nominating and Corporate Governance, Compensation and Management Resources, Risk and Capital, Regulatory, Compliance and Public Policy, and Technology Committees

•    Corporate Governance Guidelines (which include Director Independence Standards)

•    Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics (we will post on our website any amendment or waiver to this Code within the time period required by the SEC)

•    Employee Code of Conduct

•    Related‑Party Transactions Approval Policy

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

MARKET CONDITIONS

Difficult conditions in the global capital markets and the economy may materially and adversely affect our businesses, results of operations, financial condition and liquidity. Our businesses are highly dependent on the economic environment, both in the U.S. and around the world. Extreme market events, such as the global financial crisis during 2008 and 2009, have at times led, and could in the future lead, to a lack of liquidity, highly volatile markets, a steep depreciation in asset values across all classes, an erosion of investor and public confidence, and a widening of credit spreads. Concerns and events beyond our control, such as uncertainty as to the U.S. debt ceiling, the continued funding of the U.S. government, U.S. fiscal and monetary policy, the U.S. housing market, oil prices and concerns about European sovereign debt risk and the European banking industry, have in the past, and may in the future, adversely affect liquidity, increase volatility, decrease asset prices, erode confidence and lead to wider credit spreads. Difficult economic conditions could also result in increased unemployment and a severe decline in business across a wide range of industries and regions. These market and economic factors could have a material adverse effect on our businesses, results of operations, financial condition and liquidity.

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

Sustained low interest rates may materially and adversely affect our profitability. Recent periods have been characterized by low interest rates relative to historical levels. Sustained low interest rates can negatively affect the performance of our investment securities and reduce the level of investment income earned on our investment portfolios. If a low interest rate environment persists, we may experience slower investment income growth. Due to practical and capital markets limitations, we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. Continued low interest rates could also impair our ability to earn the returns assumed in the pricing and the reserving

Item 1A / risk factors

for our products at the time they were sold and issued. Changes in interest rates may be correlated with inflation trends, which would impact our loss trends.

Investment Portfolio, Concentration of Investments, Insurance and other Exposures

The performance and value of our investment portfolio are subject to a number of risks and uncertainties, including changes in interest rates.   Our investment securities are subject to market risks and uncertainties. In particular, interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political issues and other factors beyond our control. Changes in monetary policy or other factors may cause interest rates to rise, which would adversely affect the value of the fixed income securities that we hold and could adversely affect our ability to sell these securities. In addition, the evaluation of available-for-sale securities for other-than-temporary impairments, which may occur if interest rates rise, is a quantitative and qualitative process that is subject to significant management judgment. For a sensitivity analysis of our exposure to certain market risk factors, see Item 7. MD&A – Enterprise Risk Management – Market Risk Management. Furthermore, our alternative investment portfolio includes investments for which changes in fair value are reported through operating income and are therefore subject to significant volatility.  In an economic downturn or declining market, the reduction in our investment income due to decreases in the fair value of alternative investments could have a material adverse effect on operating income.

Our investment portfolio is concentrated in certain segments of the economy. Our results of operations and financial condition have in the past been, and may in the future be, adversely affected by the degree of concentration in our investment portfolio. We have concentrations in real estate and real estate-related securities, including residential mortgage-backed, commercial mortgage-backed and other asset-backed securities and commercial mortgage loans. We also have significant exposures to financial institutions and, in particular, to money center and global banks; certain industries, such as energy and utilities; U.S. state and local government issuers and authorities; PICC Group, PICC P&C and AerCap, as a result of our strategic investments; and Euro Zone financial institutions, governments and corporations. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may adversely affect our investments to the extent they are concentrated in such segments. Our ability to sell assets concentrated in such areas may be limited.

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

Our valuation of investment securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations, financial condition and liquidity. During periods of market disruption, it may be difficult to value certain of our investment securities if trading becomes less frequent and/or market data becomes less observable. There may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the financial environment or market conditions in effect at that time. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. These values may not be realized in a market transaction, may not reflect the value of the asset and may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value and/or an inability to realize that value in a market transaction or secured lending transaction may have a material adverse effect on our results of operations, financial condition and liquidity.

Item 1A / risk factors

Reserves and Exposures

Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events. Events such as hurricanes, windstorms, flooding, earthquakes, acts of terrorism, explosions and fires, cyber-crimes, product defects, pandemic and other highly contagious diseases, mass torts and other catastrophes have adversely affected our business in the past and could do so in the future. In addition, we recognize the scientific consensus that climate change is a reality of increasing concern, indicated by higher concentrations of greenhouse gases, a warming atmosphere and ocean, diminished snow and ice, and sea level rise. We understand that climate change potentially poses a serious financial threat to society as a whole, with implications for the insurance industry in areas such as catastrophe risk perception, pricing and modeling assumptions. Because there is significant variability associated with the impacts of climate change, we cannot predict how physical, legal, regulatory and social responses may impact our business.

Such catastrophic events, and any relevant regulations, could expose us to:

•    widespread claim costs associated with property, workers’ compensation, A&H, business interruption and mortality and morbidity claims;

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

For further details on potential catastrophic events, including a sensitivity analysis of our exposure to certain catastrophes, see Item 7. MD&A — Enterprise Risk Management —Insurance Operations Risks.

Insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses. We regularly review the adequacy of the established liability for unpaid losses and loss adjustment expenses and conduct extensive analyses of our reserves during the year. Our loss reserves, however, may develop adversely. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process, particularly for long-tail casualty lines of business. These include, but are not limited to, general liability, commercial automobile liability, environmental, workers' compensation, excess casualty and crisis management coverages, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, Directors and Officers and products liability.

While we use a number of analytical reserve development techniques to project future loss development, reserves may be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be due to difficulties in predicting changes, such as changes in inflation, unemployment duration, or other social or economic factors affecting claims, including the judicial environment. Any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time after we record the initial loss reserve estimates for any accident year or number of years. For a further discussion of our loss reserves, see Item 7. MD&A — Insurance Reserves —Non-Life Insurance Companies and Critical Accounting Estimates — Insurance Liabilities — Liability for Unpaid Losses and Loss Adjustment Expenses (Non-Life Insurance Companies).

Item 1A / risk factors

Reinsurance may not be available or affordable and may not be adequate to protect us against losses. Our subsidiaries are major purchasers of reinsurance and we use reinsurance as part of our overall risk management strategy to optimize the allocation of our reinsurance between traditional reinsurance markets and the capital markets, such as through the utilization of catastrophe bonds, to manage risks more efficiently. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured under our policies, it does make the reinsurer liable to them for the reinsured portion of the risk. For this reason, reinsurance is an important tool to manage transaction and insurance line risk retention and to mitigate losses from catastrophes. Market conditions beyond our control determine the availability and cost of reinsurance. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. As a result, we may, at certain times, be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In that case, we would have to accept an increase in exposure risk, reduce the amount of business written by our subsidiaries or seek alternatives in line with our risk limits. Additionally, we are exposed to credit risk with respect to our subsidiaries’ reinsurers to the extent the reinsurance receivable is not secured by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer may be unwilling to pay amounts we have recorded as reinsurance recoverable for any reason, including that (i) the terms of the reinsurance contract do not reflect the intent of the parties of the contract, (ii) the terms of the contract cannot be legally enforced, (iii) the terms of the contract are interpreted by a court or arbitration panel differently than intended, (iv) the reinsurance transaction performs differently than we anticipated due to a flawed design of the reinsurance structure, terms or conditions, or (v) a change in laws and regulations, or in the interpretation of the laws and regulations, materially impacts a reinsurance transaction. The insolvency of one or more of our reinsurers, or inability or unwillingness to make timely payments under the terms of our contracts, could have a material adverse effect on our results of operations and liquidity. Additionally, the use of catastrophe bonds may not provide the same levels of protection as traditional reinsurance transactions and any disruption, volatility and uncertainty in the catastrophe bond market, such as following a major catastrophe event, may limit our ability to access such market on terms favorable to us or at all. Also, to the extent that we intend to utilize catastrophe bond transactions based on an industry loss index rather than on actual losses incurred by us, this would result in residual risk. Our inability to obtain adequate reinsurance or other protection could have a material adverse effect on our business, results of operations and financial condition.

We currently have limited reinsurance coverage for terrorist attacks.  Further, the availability of private sector reinsurance for terrorism is limited. As a result, we rely heavily on the Terrorism Risk Insurance Act (TRIA), which provides U.S. government risk assistance to the insurance industry to manage the exposure to terrorism incidents in the United States. TRIA was reauthorized in January 2015 and is scheduled to expire on December 31, 2020. Under TRIA, once our losses for certain acts of terrorism exceed a deductible equal to 20 percent of our commercial property and casualty insurance premiums for covered lines for the prior calendar year, the federal government will reimburse us for losses in excess of our deductible, starting at 85 percent of losses in 2015, and reducing by one percentage point each year, ending at 80 percent in 2020, up to a total industry program limit of $100 billion. TRIA does not cover losses in certain lines of business such as consumer property and consumer casualty.

For additional information on our reinsurance recoverable, see Item 7. MD&A — Enterprise Risk Management — Insurance Operations Risks — Reinsurance Recoverable.

LIQUIDITY, CAPITAL AND CREDIT

AIG Parent’s ability to access funds from our subsidiaries is limited. As a holding company, AIG Parent depends on dividends, distributions and other payments from its subsidiaries to fund dividends on AIG Common Stock and to make payments due on its obligations, including its outstanding debt. The majority of our investments are held by our regulated subsidiaries. Our subsidiaries may be limited in their ability to make dividend payments or advance funds to AIG Parent in the future because of the need to support their own capital levels or because of regulatory limits. The inability of our subsidiaries to make payments, dividends or distributions in an amount sufficient to enable AIG Parent to meet its cash requirements could have an adverse effect on our operations, our ability to pay dividends or our ability to meet our debt service obligations.

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

Item 1A / risk factors

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

AIG Parent’s ability to support our subsidiaries is limited. AIG Parent has in the past and expects to continue to provide capital to our subsidiaries as necessary to maintain regulatory capital ratios, comply with rating agency requirements and meet unexpected cash flow obligations.  If AIG Parent is unable to satisfy a capital need of a subsidiary, the subsidiary could become insolvent or, in certain cases, could be seized by its regulator.

Our subsidiaries may not be able to generate cash to meet their needs due to the illiquidity of some of their investments. Our subsidiaries have investments in certain securities that may be illiquid, including certain fixed income securities and certain structured securities, private company securities, investments in private equity funds and hedge funds, mortgage loans, finance receivables and real estate. Collectively, investments in these assets had a fair value of $60 billion at December 31, 2014. Adverse real estate and capital markets, and tighter credit spreads, have in the past, and may in the future, materially adversely affect the liquidity of our other securities portfolios, including our residential and commercial mortgage‑related securities portfolios. In the event additional liquidity is required by one or more of our subsidiaries and AIG Parent is unable to provide it, it may be difficult for these subsidiaries to generate additional liquidity by selling, pledging or otherwise monetizing these less liquid investments.

A downgrade in the Insurer Financial Strength ratings of our insurance companies could prevent them from writing new business and retaining customers and business. Insurer Financial Strength (IFS) ratings are an important factor in establishing the competitive position of insurance companies. IFS ratings measure an insurance company’s ability to meet its obligations to contract holders and policyholders. High ratings help maintain public confidence in a company’s products, facilitate marketing of products and enhance its competitive position. Downgrades of the IFS ratings of our insurance companies could prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, or result in increased policy cancellations, termination of assumed reinsurance contracts, or return of premiums. Under credit rating agency policies concerning the relationship between parent and subsidiary ratings, a downgrade in AIG Parent’s credit ratings could result in a downgrade of the IFS ratings of our insurance subsidiaries.

A downgrade in our credit ratings could require us to post additional collateral and result in the termination of derivative transactions. Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing. A downgrade of our long-term debt ratings by the major rating agencies would require us to post additional collateral payments related to derivative transactions to which we are a party, and could permit the termination of these derivative transactions. This could adversely affect our business, our consolidated results of operations in a reporting period or our liquidity. In the event of further downgrades of two notches to our long-term senior debt ratings, AIG would be required to post additional collateral of $153 million, and certain of our counterparties would be permitted to elect early termination of contracts.

Business and operations

Interest rate fluctuations, increased surrenders, declining investment returns and other events may require our subsidiaries to accelerate the amortization of DAC and record additional liabilities for future policy benefits. We incur significant costs in connection with acquiring new and renewal insurance business. DAC represents deferred costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business. The recovery of DAC is generally dependent upon the future profitability of the related business, but DAC amortization varies based on the type of contract. For long-duration traditional business, DAC is generally amortized in proportion to premium revenue and varies with lapse experience.  Actual lapses in excess of expectations can result in an acceleration of DAC amortization.

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

Item 1A / risk factors

and significantly, customers with policies that have interest crediting rates below the current market may seek competing products with higher returns and we may experience an increase in surrenders and withdrawals of life and annuity contracts, resulting in a decrease in future profitability and an acceleration of the amortization of DAC.

We also periodically review products for potential loss recognition events, principally insurance-oriented products.  This review involves estimating the future profitability of in-force business and requires significant management judgment about assumptions including mortality, morbidity, persistency, maintenance expenses, and investment returns, including net realized capital gains (losses). If actual experience or estimates result in projected future losses, we may be required to amortize any remaining DAC and record additional liabilities through a charge to policyholder benefit expense, which could negatively affect our results of operations.  For example, realized gains on investment sales in 2013 and 2012 reduced future investment margins and required the recognition of additional liabilities for certain payout annuities.  For further discussion of DAC and future policy benefits, see Item 7. MD&A — Critical Accounting Estimates and Notes 9 and 13 to the Consolidated Financial Statements.

Certain of our products have guarantees that may increase the volatility of our results. We have annuity and life insurance products that guarantee a certain level of benefits, including guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB), guaranteed minimum account value benefits (GMAV), and products with guaranteed interest crediting rates tied to an index. For GMDB, our most widely offered guaranteed benefit feature, the liabilities included in Future policyholder benefits were $401 million and $355 million at December 31, 2014 and 2013, respectively. Our economic hedging program utilizes derivative instruments, including equity options, futures contracts and interest rate swap contracts, as well as other hedging instruments, and is designed so that changes in value of those instruments move in the opposite direction of changes in the GMWB and GMAV embedded derivative liabilities. The fair value of GMWB and GMAV embedded derivatives included in Policyholder contract deposits was a net liability of $957 million at December 31, 2014 and a net asset of $37 million at December 31, 2013. Differences between the change in fair value of GMWB and GMAV embedded derivatives and the hedging instruments can be caused by extreme and unanticipated movements in the equity markets, interest rates and market volatility, policyholder behavior and our inability to purchase hedging instruments at prices consistent with the desired risk and return trade-off.  While we believe that our actions have reduced the risks related to guaranteed benefits and guaranteed interest crediting, our exposure may not be fully hedged, and we may be liable if counterparties are unable or unwilling to pay. We remain exposed to the risk that policyholder behavior and mortality may differ from our assumptions. Finally, while we believe the impact of downturns in equity markets, increased equity volatility or reduced interest rates is offset by our economic hedging program, the occurrence of one or more of these events could result in an increase in the liabilities associated with the guaranteed benefits, reducing our net income and shareholders’ equity. See Notes 5 and 14 to the Consolidated Financial Statements and Item 7. MD&A – Critical Accounting Estimates for more information regarding these products.

Indemnity claims could be made against us in connection with divested businesses. We have provided financial guarantees and indemnities in connection with the businesses we have sold, as described in greater detail in Note 16 to the Consolidated Financial Statements. While we do not currently believe the claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity. See Note 16 to the Consolidated Financial Statements for more information on these financial guarantees and indemnities.

Our foreign operations expose us to risks that may affect our operations. We provide insurance, investment and other financial products and services to both businesses and individuals in more than 100 countries and jurisdictions. A substantial portion of our business is conducted outside the United States, and we intend to continue to grow this business. Operations outside the United States may be affected by regional economic downturns, changes in foreign currency exchange rates, political upheaval, nationalization and other restrictive government actions, which could also affect our other operations.

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

Item 1A / risk factors

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

Our ownership of a material amount of the common stock of, and our obligations to, AerCap exposes us to risks. As a result of the AerCap Transaction, we hold approximately 46 percent of the outstanding common stock of AerCap. As a result, declines in the value of AerCap’s common stock, and the other effects of our accounting for this investment under the equity method of accounting, could have a material adverse effect on our results of operations in a reporting period.

In addition, in connection with the AerCap Transaction, AIG, AerCap, AerCap Ireland Limited, AerCap Ireland Capital Limited (AerCap Ireland) and certain subsidiaries of AerCap, as guarantors, entered into a credit agreement for a senior unsecured revolving credit facility between AerCap Ireland, as borrower, and AIG, as lender and administrative agent (the AerCap Credit Facility). The AerCap Credit Facility provides for an aggregate commitment of $1.0 billion and permits loans for general corporate purposes. Depending on the amount of outstanding borrowings under the AerCap Credit Facility, an event of default under the AerCap Credit Facility could have a material adverse effect on our results of operations and financial condition.

Significant legal proceedings may adversely affect our results of operations or financial condition. We are party to numerous legal proceedings, including securities class actions and regulatory and governmental investigations. Due to the nature of these proceedings, the lack of precise damage claims and the type of claims we are subject to, we cannot currently quantify our ultimate or maximum liability for these actions. Developments in these unresolved matters could have a material adverse effect on our consolidated financial condition or consolidated results of operations for an individual reporting period. Starr International Company, Inc. (SICO) has brought suit against the United States challenging the government’s assistance of AIG, pursuant to which (i) AIG entered into a credit facility with the Federal Reserve Bank of New York and (ii) the United States received an approximately 80 percent ownership interest in AIG.  The United States has alleged that AIG is obligated to indemnify the United States for any recoveries in these lawsuits.  A determination that the United States is liable for damages in such suits, together with a determination that AIG is obligated to indemnify the United States for any such damages, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a discussion of the SICO litigation and other unresolved matters, see Note 16 to the Consolidated Financial Statements.

If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could adversely affect our consolidated financial condition or results of operations.  We use computer systems to store, retrieve, evaluate and utilize customer, employee, and company data and information. Some of these systems in turn, rely upon third-party systems. Our business is highly dependent on our ability to access these systems to perform necessary business functions, including providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a natural disaster, a computer virus, unauthorized access, a terrorist attack or other disruption inside or outside the U.S., our systems may be inaccessible to our employees, customers or business partners for an extended period of time, and our employees may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems have in the past been, and may in the future be, subject to unauthorized access, such as physical or electronic break-ins or unauthorized tampering. Like other global companies, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. There is no assurance that our security measures will provide fully effective security from such events.  AIG maintains cyber risk insurance, but this insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. In

Item 1A / risk factors

some cases, such unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations.

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

The integration of companies we may acquire from time to time may not be as successful as we anticipate. Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal and tax. Difficulties in integrating an acquired company may result in the acquired company performing differently than we expected or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition.

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

We strive to maintain all required licenses and approvals. However, our businesses may not fully comply with the wide variety of applicable laws and regulations. The relevant authority’s interpretation of the laws and regulations also may change from time to time. Regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the required licenses and approvals or do not comply with applicable regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit them to supervise the business and operations of an insurance company.

In the U.S., the RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Virtually every state has adopted, in substantial part, the RBC Model Law promulgated by the NAIC, which specifies the regulatory actions the insurance regulator may take if an insurer’s RBC calculations fall below specific thresholds. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC ratio to a mandatory regulatory takeover of the company. Regulators at the federal and international levels are also considering the imposition of additional capital requirements on certain insurance companies, which may include us, that may augment or even displace state-law RBC standards that apply at the legal entity level, and such capital calculations may be made on bases other than the statutory statements of our insurance subsidiaries. See “Our status as a nonbank systemically important financial institution, as well as the enactment of Dodd-Frank, will subject us to substantial additional federal regulation, which may materially and adversely affect our businesses, results of operations and cash flows” and “Actions by foreign governments and regulators could subject us to substantial additional regulation” below for additional information on increased capital requirements that may be imposed on us. We cannot predict the effect these initiatives may have on our business, results of operations, cash flows and financial condition.

The degree of regulation and supervision in foreign jurisdictions varies. AIG subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements and it is possible that local licenses may require AIG Parent to meet certain conditions. Licenses issued by foreign authorities to our subsidiaries are subject to modification and revocation. Accordingly, our insurance

Item 1A / risk factors

subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect our results of operations, liquidity and financial condition, depending on the magnitude of the event and our financial exposure at that time in that country.

See Item 1. Business – Regulation for further discussion of our regulatory environment.

Our status as a nonbank systemically important financial institution, as well as the enactment of Dodd-Frank, will subject us to substantial additional federal regulation, which may materially and adversely affect our businesses, results of operations and cash flows. On July 21, 2010, Dodd-Frank, which effects comprehensive changes to the regulation of financial services in the United States, was signed into law. Dodd-Frank directs existing and newly created government agencies and bodies to promulgate regulations implementing the law, an ongoing process anticipated to continue over the next few years.

We cannot predict the requirements of the regulations ultimately adopted, the level and magnitude of supervision we may become subject to, or how Dodd-Frank and such regulations will affect the financial markets generally or our businesses, results of operations or cash flows. It is possible that the regulations adopted under Dodd-Frank and our regulation by the FRB as a nonbank SIFI could significantly alter our business practices, limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome and costly requirements and additional costs. Some of the regulations may also affect the perceptions of regulators, customers, counterparties, creditors or investors about our financial strength and could potentially affect our financing costs.

See Item 1. Business – Regulation for further discussion of the details of the aforementioned regulations to which AIG and its businesses are subject.

Actions by foreign governments and regulators could subject us to substantial additional regulation.  We cannot predict the impact laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our businesses, results of operations or cash flows.  It is possible such laws and regulations, the impact of our designation as a global systemically important insurer (G-SII) and certain initiatives by the FSB and the IAIS, including development of Basic Capital Requirements, Higher Loss Absorbency Capacity Requirements and an Insurance Capital Standard, and implementation of Solvency II in the European Union, may significantly alter our business practices, limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs.  It is possible that the laws and regulations adopted in foreign jurisdictions will differ from one another and that they could be inconsistent with the laws and regulations of other jurisdictions including the United States.

For further details on these international regulations and their potential impact on AIG and its businesses, see Item 1. Business – Regulation—Other Regulatory Developments.

The USA PATRIOT Act, the Office of Foreign Assets Control and similar laws that apply to us may expose us to significant penalties. The operations of our subsidiaries are subject to laws and regulations, including, in some cases, the USA PATRIOT Act of 2001, which require companies to know certain information about their clients and to monitor their transactions for suspicious activities. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations requiring U.S. persons to refrain from doing business, or allowing their clients to do business through them, with certain organizations or individuals on a prohibited list maintained by the U.S. government or with certain countries. The United Kingdom, the European Union and other jurisdictions maintain similar laws and regulations. Although we have instituted compliance programs to address these requirements, there are inherent risks in global transactions.

Attempts to efficiently manage the impact of Regulation XXX and Actuarial Guideline AXXX may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations. The NAIC Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees. In addition, NAIC  Actuarial Guideline 38 (AXXX) (Guideline AXXX) clarifies the application of Regulation XXX as to certain universal life insurance policies with secondary guarantees.

Our domestic Life Insurance Companies manage the capital impact of statutory reserve requirements under Regulation XXX and Guideline AXXX through affiliated reinsurance transactions, to maintain their ability to offer competitive pricing and successfully market such products. See Note 20 to the Consolidated Financial Statements for additional information on

Item 1A / risk factors

statutory reserving requirements under Regulation XXX and Guideline AXXX and our use of affiliated reinsurance. The NAIC, the New York State Department of Financial Services and other regulators have increased their focus on life insurers’ affiliated reinsurance transactions used to satisfy certain reserve requirements or to manage the capital impact of certain statutory reserve requirements, particularly transactions using captive insurance companies or special purpose vehicles. While our domestic Life Insurance Companies do not use captive or special purpose vehicle structures for this purpose, we cannot predict whether any applicable insurance laws will be changed in a way that prohibits or adversely impacts the use of affiliated reinsurance.  If regulations change, we could be required to increase statutory reserves, increase prices on our products or incur higher expenses to obtain reinsurance, which could adversely affect our competitive position, financial condition or results of operations. If our actions to efficiently manage the impact of Regulation XXX or Guideline AXXX on future sales of term and universal life insurance products are not successful, we may incur higher operating costs or our sales of these products may be affected.

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

An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income. As of December 31, 2014, we had a U.S. federal net operating loss carryforward of approximately $33.0 billion and $7.1 billion in foreign tax credits (tax loss and credit carryforwards). Our ability to use such tax attributes to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur when the percentage of AIG Parent's ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax loss and credit carryforwards arising from an ownership change under Section 382 would depend on the value of our equity at the time of any ownership change.  If we were to experience an “ownership change”, it is possible that a significant portion of our tax loss and credit carryforwards could expire before we would be able to use them to offset future taxable income.

On March 9, 2011, our Board adopted our Tax Asset Protection Plan (the Plan) to help protect these tax loss and credit carryforwards, and on January 8, 2014, the Board adopted an amendment to the Plan, extending its expiration date to January 8, 2017. The amendment of the Plan was ratified by our shareholders at our 2014 Annual Meeting of Shareholders.  At our 2011 Annual Meeting of Shareholders, shareholders adopted a protective amendment to our Restated Certificate of Incorporation (Protective Amendment), which is designed to prevent certain transfers of AIG Common Stock that could result in an “ownership change.” At our 2014 Annual Meeting of Shareholders, our shareholders approved an amendment to our Restated Certificate of Incorporation to adopt a successor to the Protective Amendment that contains substantially the same terms as the Protective Amendment and that expires on May 12, 2017, the third anniversary of the date of our 2014 Annual Meeting of Shareholders.

The Plan is designed to reduce the likelihood of an “ownership change” by (i) discouraging any person or group from becoming a 4.99 percent shareholder and (ii) discouraging any existing 4.99 percent shareholder from acquiring additional shares of AIG Common Stock. The Protective Amendment generally restricts any transfer of AIG Common Stock that would (i) increase the ownership by any person to 4.99 percent or more of AIG stock then outstanding or (ii) increase the percentage of AIG stock owned by a Five Percent Stockholder (as defined in the Plan). Despite the intentions of the Plan and the Protective Amendment to deter and prevent an “ownership change”, such an event may still occur. In addition, the Plan and the Protective Amendment may make it more difficult and more expensive to acquire us, and may discourage open market purchases of AIG Common Stock or a non-negotiated tender or exchange offer for AIG Common Stock. Accordingly, the Plan

Item 1A / risk factors

and the Protective Amendment may limit a shareholder’s ability to realize a premium over the market price of AIG Common Stock in connection with any stock transaction.

Changes in tax laws could increase our corporate taxes, reduce our deferred tax assets or make some of our products less attractive to consumers.  Changes in tax laws or their interpretation could negatively impact our business or results.   Some proposed changes could have the effect of increasing our effective tax rate by reducing deductions or increasing income inclusions, such as by limiting rules allowing deferral of tax on certain foreign insurance income.  Conversely, other changes, such as lowering the U.S. federal corporate tax rate discussed recently in the context of tax reform, could reduce the value of our deferred tax assets.  In addition, changes in the way foreign taxes can be credited against U.S. taxes, methods for allocating interest expense, the ways insurance companies calculate and deduct reserves for tax purposes, and impositions of new or changed premium, value added and other indirect taxes could increase our tax expense, thereby reducing earnings.

In addition to proposing to change the taxation of corporations in general and insurance companies in particular, the Executive Branch of the U.S. Government and Congress have considered proposals that could increase taxes on owners of insurance products.  For example, there have been proposals that would have limited the deferral of tax on income from life and annuity contracts relative to other investment products.  These changes could reduce demand in the U.S. for life insurance and annuity contracts, or cause consumers to shift from these contracts to other investments, which would reduce our income due to lower sales of these products or potential increased surrenders of in-force business.

The need for governments to seek additional revenue makes it likely that there will be continued proposals to change tax rules in ways that would reduce our earnings.  However, it remains difficult to predict whether or when there will be any tax law changes having a material adverse effect on our financial condition or results of operations.

COMPETITION and employees

We face intense competition in each of our businesses. Our businesses operate in highly competitive environments, both domestically and overseas. Our principal competitors are other large multinational insurance organizations, as well as banks, investment banks and other nonbank financial institutions. The insurance industry in particular is highly competitive. Within the U.S., our Non-Life Insurance Companies compete with other stock companies, specialty insurance organizations, mutual insurance companies and other underwriting organizations. Our Life Insurance Companies compete in the U.S. with life insurance companies and other participants in related financial services fields. Overseas, our subsidiaries compete for business with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies.

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

Item 1A / risk factors

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

ESTIMATES AND ASSUMPTIONS

Estimates used in the preparation of financial statements and modeled results used in various areas of our business may differ materially from actual experience. Our financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP), which requires the application of accounting policies that often involve a significant degree of judgment. The accounting policies that we consider most dependent on the application of estimates and assumptions, and therefore may be viewed as critical accounting estimates, are described in Item 7. MD&A — Critical Accounting Estimates. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates are based on judgment, current facts and circumstances, and, when applicable, internally developed models. Therefore, actual results could differ from these estimates, possibly in the near term, and could have a material effect on our consolidated financial statements.

In addition, we employ models to price products, calculate reserves and value assets, as well as evaluate risk and determine capital requirements, among other uses. These models rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate properly. As our businesses continue to expand and evolve, the number and complexity of models we employ has grown, increasing our exposure to error in the design, implementation or use of models, including the associated input data, controls and assumptions and the controls we have in place to mitigate their risk may not be effective in all cases.

Changes in accounting principles and financial reporting requirements could impact our reported results of operations and our reported financial position.  Our financial statements are subject to the application of U.S. GAAP, which is periodically revised.   Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (FASB). The impact of accounting pronouncements that have been issued but are not yet required to be implemented is disclosed in Note 2 to the Consolidated Financial Statements.

The FASB and International Accounting Standards Board (IASB) have ongoing projects to revise accounting standards for insurance contracts.  The FASB has focused on disclosures for short-duration insurance contracts, which primarily relate to our property casualty products, and on targeted improvements to accounting measurements and disclosures for long-duration insurance contracts, which primarily relate to our life and annuity products.  The IASB continues to contemplate significant changes to accounting measurements for both short and long-duration insurance contracts. While the final resolution of changes to U.S. GAAP and International Financial Reporting Standards pursuant to these projects remains unclear, changes to the manner in which we account for insurance products could have a significant impact on our future financial reports, operations, capital management and business.  Further, the adoption of a new insurance contracts standard as well as other future accounting standards could have a material effect on our reported results of operations and reported financial condition.

Changes in our assumptions regarding the discount rate, expected rate of return, and expected compensation for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability. We determine our pension and other postretirement benefit plan costs based on assumed discount rates, expected rates of return on plan assets, expected increases in compensation levels and trends in health care costs. Changes in these assumptions, including from the impact of a sustained low interest rate environment, may result in increased expenses and reduce our profitability. See Note 22 to the Consolidated Financial Statements for further details on our pension and postretirement benefit plans.

ITEM 1B / UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Exchange Act.

ITEM 2 / PROPERTIES

We operate from approximately 400 offices in the United States and approximately 500 offices in over 75 foreign countries. The following offices are located in buildings in the United States owned by us:

Non-Life Insurance Companies: • Wilmington, Delaware • Stevens Point, Wisconsin • Greensboro and Winston-Salem, North Carolina	Life Insurance Companies: • Amarillo and Houston, Texas
Corporate and Other: • 175 Water Street in New York, New York • Livingston, New Jersey • Stowe, Vermont • Ft. Worth, Texas

In addition, Non-Life Insurance Companies own offices in approximately 20 foreign countries and jurisdictions including Argentina, Bermuda, Colombia, Ecuador, Japan, Mexico, the U.K., Taiwan, and Venezuela.  The remainder of the office space we utilize is leased.  We believe that our leases and properties are sufficient for our current purposes.

LOCATIONS OF CERTAIN ASSETS

As of December 31, 2014, approximately 10 percent of our consolidated assets were located outside the U.S. and Canada, including $608 million of cash and securities on deposit with regulatory authorities in those locations. See Note 3 to the Consolidated Financial Statements for additional geographic information. See Note 6 to the Consolidated Financial Statements for total carrying amounts of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities.

Operations outside the U.S. and Canada and assets held abroad may be adversely affected by political developments in foreign countries, including tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon us vary from country to country and cannot be predicted. If expropriation or nationalization does occur, our policy is to take all appropriate measures to seek recovery of any affected assets. Certain of the countries in which our business is conducted have currency restrictions that generally cause a delay in a company’s ability to repatriate assets and profits. See also Item 1A. Risk Factors — Business and Operations for additional information.

ITEM 3 / LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 16 — Contingencies, Commitments and Guarantees to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4 / MINE SAFETY DISCLOSURES

Not applicable.

Item 5 / market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Part II

ITEM 5 / MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AIG’s common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG), as well as on the Tokyo Stock Exchange. There were approximately 31,585 stockholders of record of AIG Common Stock as of February 12, 2015.

The following table presents high and low closing sale prices of AIG Common Stock on the New York Stock Exchange Composite Tape for each quarter of 2014 and 2013, and the dividends declared per share during those periods:

	2014			2013
	High	Low	Dividends	High	Low	Dividends
First quarter	$52.22	$46.88	$0.125	$39.58	$34.84	$-
Second quarter	55.72	49.40	0.125	46.21	37.69	-
Third quarter	56.33	51.98	0.125	50.57	44.22	0.10
Fourth quarter	56.51	49.40	0.125	52.30	47.30	0.10

Dividends

On February 12, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on March 26, 2015 to shareholders of record on March 12, 2015.

Any payment of dividends must be approved by AIG’s Board of Directors. In determining whether to pay any dividend, our Board of Directors may consider AIG’s financial position, the performance of our businesses, our consolidated financial condition, results of operations and liquidity, available capital, the existence of investment opportunities, and other factors. AIG may become subject to restrictions on the payment of dividends and purchases of AIG Common Stock as a nonbank SIFI and a G-SII. See Item 1. Business — Regulation and Item 1A. Risk Factors — Regulation for further discussion.

For a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries, see Item 1A. Risk Factors — Liquidity, Capital and Credit — AIG Parent’s ability to access funds from our subsidiaries is limited, and Note 20 to the Consolidated Financial Statements.

EQUITY COMPENSATION PLANS

Our table of equity compensation plans will be included in the definitive proxy statement for AIG’s 2015 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the SEC no later than 120 days after the end of AIG’s fiscal year pursuant to Regulation 14A.

Item 5 / market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

PURCHASES OF EQUITY SECURITIES

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock during the three months ended December 31, 2014:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
October 1 - 31	3,868,300	$54.52	3,868,300	$1,500
November 1 - 30	10,176,278	54.03	10,176,278	750
December 1 - 31	13,816,007	54.80	13,816,007	-
Total	27,860,585	$54.48	27,860,585	$-

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. On February 13, 2014, June 5, 2014 and October 31, 2014, our Board of Directors authorized increases to the August 1, 2013 repurchase authorization of AIG Common Stock of an aggregate of $4.5 billion.

During the three-month period ended December 31, 2014, we repurchased approximately 27.9 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $1.5 billion.

The total number of shares of AIG Common Stock repurchased in the three-month period ended December 31, 2014, and the aggregate purchase price of those shares, each as set forth above, reflect our payment of $1.4 billion under two ASR agreements executed in the fourth quarter of 2014 and the receipt of approximately 22.2 million shares of AIG Common Stock, including the initial receipt of 70 percent of the total notional share equivalent, or approximately 9.2 million shares of AIG Common Stock, under an ASR agreement executed in December 2014. That ASR agreement settled in January 2015, at which time we received approximately 3.5 million additional shares of AIG Common Stock based on a formula specified by the terms of the ASR Agreement. The total number of shares of AIG Common Stock repurchased in the three-month period ended December 31, 2014 also includes (but the aggregate purchase price does not include) approximately 3.9 million shares of AIG Common Stock received in October 2014 upon the settlement of an ASR agreement executed in the third quarter of 2014.

On February 12, 2015, our Board of Directors authorized an additional increase to the August 1, 2013 repurchase authorization of AIG Common Stock of $2.5 billion, resulting in an aggregate remaining authorization on such date of approximately $2.5 billion.  Shares may be repurchased from time to time under this authorization in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.  The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

See Note 17 to the Consolidated Financial Statements for additional information on AIG share purchases.

Item 5 / market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities common Stock PERFORMANCE GRAPH

The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2009 to December 31, 2014) with the cumulative total return of the S&P’s 500 stock index (which includes AIG) and a peer group of companies consisting of 15 insurance companies to which we compare our business and operations:

• ACE Limited	• Lincoln National Corporation
• AEGON, N.V.	• MetLife, Inc.
• Aflac Incorporated	• Principal Financial Group, Inc.
• Allianz Group	• Prudential Financial, Inc.
• AXA Group	• The Travelers Companies, Inc.
• The Chubb Corporation	• XL Capital Ltd.
• CNA Financial Corporation	• Zurich Insurance Group
• The Hartford Financial Services Group, Inc.
47

Item 5 / market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Five-Year Cumulative Total Shareholder Returns

Value of $100 Invested on December 31, 2009

Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

	As of December 31,
	2009	2010	2011	2012	2013	2014
AIG	$100.00	$192.19	$94.28	$143.45	$208.29	$230.67
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	108.02	93.68	120.29	178.80	180.92
48

Item 6 / Selected financial data

ITEM 6 / SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
(in millions, except per share data)	2014	2013	2012	2011	2010
Revenues:
Premiums	$37,254	$37,499	$38,189	$39,026	$45,352
Policy fees	2,615	2,340	2,192	2,197	2,334
Net investment income	16,079	15,810	20,343	14,755	20,934
Net realized capital gains (losses)	739	1,939	1,087	803	(763)
Aircraft leasing revenue	1,602	4,420	4,504	4,508	4,749
Other income	6,117	6,866	4,899	3,861	5,720
Total revenues	64,406	68,874	71,214	65,150	78,326
Benefits, losses and expenses:
Policyholder benefits and losses incurred	28,281	29,503	32,036	33,523	41,429
Interest credited to policyholder account balances	3,768	3,892	4,340	4,432	4,483
Amortization of deferred policy acquisition costs	5,330	5,157	5,709	5,486	5,821
General operating and other expenses	13,138	13,564	13,013	11,783	14,358
Interest expense	1,718	2,142	2,319	2,444	6,742
Net loss on extinguishment of debt	2,282	651	32	2,908	104
Aircraft leasing expenses	1,585	4,549	4,138	5,401	5,289
Net (gain) loss on sale of properties and divested businesses	(2,197)	48	6,736	74	(19,566)
Total benefits, losses and expenses	53,905	59,506	68,323	66,051	58,660
Income (loss) from continuing operations before income taxes (a)	10,501	9,368	2,891	(901)	19,666
Income tax expense (benefit)	2,927	360	(808)	(19,764)	6,736
Income from continuing operations	7,574	9,008	3,699	18,863	12,930
Income (loss) from discontinued operations, net of taxes	(50)	84	1	2,467	(645)
Net income	7,524	9,092	3,700	21,330	12,285
Net income (loss) from continuing operations attributable to
noncontrolling interests:	(5)	7	262	708	10,058
Net income attributable to AIG	7,529	9,085	3,438	20,622	10,058
Income per common share attributable to AIG
common shareholders
Basic
Income from continuing operations	5.31	6.11	2.04	9.65	16.02
Income (loss) from discontinued operations	(0.04)	0.05	-	1.36	(1.04)
Net income attributable to AIG	5.27	6.16	2.04	11.01	14.98
Diluted
Income from continuing operations	5.24	6.08	2.04	9.65	16.02
Income (loss) from discontinued operations	(0.04)	0.05	-	1.36	(1.04)
Net income attributable to AIG	5.20	6.13	2.04	11.01	14.98
Dividends declared per common share	0.50	0.20	-	-	-
Year-end balance sheet data:
Total investments	355,766	356,428	375,824	410,438	410,412
Total assets	515,581	541,329	548,633	553,054	675,573
Long-term debt	31,217	41,693	48,500	75,253	106,461
Total liabilities	408,309	440,218	449,630	442,138	568,363
Total AIG shareholders' equity	106,898	100,470	98,002	101,538	78,856
Total equity	107,272	101,081	98,669	102,393	106,776
Book value per share(b)	77.69	68.62	66.38	53.53	561.40
Book value per share, excluding Accumulated other
comprehensive income (loss)(b)	69.98	64.28	57.87	50.11	498.25
49

Item 6 / Selected financial data

	Years Ended December 31,
(in millions, except per share data)	2014	2013	2012	2011	2010
Other data (from continuing operations):
Other-than-temporary impairments	247	232	1,050	1,142	2,834
Adjustment to federal deferred tax valuation allowance	(181)	(3,165)	(1,907)	(18,307)	1,361
Amortization of prepaid commitment fee asset	-	-	-	49	3,471
Catastrophe-related losses(c)	$728	$787	$2,652	$3,307	$1,076

(a) Reduced by fourth quarter reserve strengthening charges of $4.2 billion in 2010 related to the annual review of our property casualty businesses liability for unpaid losses and loss adjustment expenses.

(b) Book value per share, excluding Accumulated other comprehensive income (loss) is a non-GAAP measure.  See Item 7. MD&A — Use of Non‑GAAP Measures for additional information. Comparability of 2010 is affected by a one for twenty reverse stock split.

(c)  Catastrophe-related losses are generally weather or seismic events having a net impact on our property casualty businesses in excess of $10 million each.

Items Affecting Comparability Between Periods

The following are significant developments that affected multiple periods and financial statement captions. Other items that affected comparability are included in the footnotes to the table presented immediately above.

Adjustments to Federal Deferred Tax Valuation Allowance

We concluded that $18.4 billion of the deferred tax asset valuation allowance for the U.S. consolidated income tax group should be released through the Consolidated Statements of Income in 2011.  The valuation allowance resulted primarily from losses subject to U.S. income taxes recorded from 2008 through 2010. See Note 24 to the Consolidated Financial Statements for further discussion.

Capitalization and Book Value Per Share

On January 14, 2011, we completed a series of integrated transactions to recapitalize AIG (the Recapitalization) with the Department of the Treasury, the FRBNY and AIG Credit Facility Trust, including the repayment of all amounts owed under the Credit Facility with the FRBNY (the FRBNY Credit Facility). As a result of the closing of the Recapitalization on January 14, 2011, the remaining preferred interests (the SPV Preferred Interests) in the special purpose vehicles that held remaining AIA Group Limited (AIA) shares and the proceeds of the AIA initial public offering and the American Life Insurance Company (ALICO) sale (the AIA SPV and ALICO SPV, respectively) held by the FRBNY of approximately $26.4 billion were purchased by AIG and transferred to the Department of the Treasury. The SPV Preferred Interests were no longer considered permanent equity on AIG’s Consolidated Balance Sheets, and were classified as redeemable noncontrolling interests. See Note 18 to the Consolidated Financial Statements for further discussion.

Item 6 / Selected financial data

The following table presents pro forma ratios as if the Recapitalization had been consummated in 2010 and a reconciliation of book value per share to book value per share, excluding Accumulated other comprehensive income (loss), which is a non-GAAP measure.  See Item 7. MD&A — Use of Non‑GAAP Measures for additional information.*

	At December 31,
(in millions, except per share data)	2014	2013	2012	2011	2010
Total AIG shareholders' equity	$106,898	$100,470	$98,002	$101,538	$78,856
Recapitalization	-	-	-	-	(3,328)
Value on conversion of equity units	-	-	-	-	2,169
Pro forma shareholders' equity	106,898	100,470	98,002	101,538	77,697

Accumulated other comprehensive income	10,617	6,360	12,574	6,481	8,871
Total AIG shareholders' equity, excluding
accumulated other comprehensive income	$96,281	$94,110	$85,428	$95,057	$69,985

Total common shares outstanding	1,375,926,971	1,464,063,323	1,476,321,935	1,896,821,482	140,463,159
Issuable for equity units	-	-	-	-	2,854,069
Shares assumed converted	-	-	-	-	1,655,037,962
Pro forma common shares outstanding	1,375,926,971	1,464,063,323	1,476,321,935	1,896,821,482	1,798,355,190

Book value per common share	$77.69	$68.62	$66.38	$53.53	$561.40
Book value per common share, excluding
accumulated other comprehensive income	$69.98	$64.28	$57.87	$50.11	$498.25
Pro forma book value per share	N/A	N/A	N/A	N/A	$43.20
Pro forma book value per share, excluding
accumulated other comprehensive income	N/A	N/A	N/A	N/A	$38.27

*    Amounts for periods after December 31, 2010 have been revised to reflect reclassification of income taxes from AOCI to additional paid in capital to correct the presentation of components of AIG shareholders’ equity. These income tax items related to the creation in 2009 of special purpose vehicles that held our interests in AIA and ALICO. There was no effect on Total AIG shareholders’ equity or on Total equity as a result of this reclassification.

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

As a result of the closing of the Recapitalization on January 14, 2011, the SPV Preferred Interests in the special purpose vehicles that held remaining AIA shares and the proceeds of the AIA initial public offering and the ALICO sale (the SPVs) were transferred to the Department of the Treasury. After such closing, the SPV Preferred Interests were not considered permanent equity on AIG’s Consolidated Balance Sheets and were classified as redeemable noncontrolling interests.

Asset Dispositions in 2011 and 2014

We completed the sale of ILFC on May 14, 2014, as further discussed in Note 4 to the Consolidated Financial Statements, and executed multiple asset dispositions in 2011.

ITEM 7 / MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other publicly available documents may include, and officers and representatives of American International Group, Inc. (AIG) may from time to time make, projections, goals, assumptions and statements that may constitute “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate.” These projections, goals, assumptions and statements may address, among other things, our:

•    exposures to subprime mortgages, monoline insurers, the residential and commercial real estate markets, state and municipal bond issuers, sovereign bond issuers, the energy sector and currency exchange rates;

•    exposure to European governments and European financial institutions;

•    strategy for risk management;

•    generation of deployable capital;

•    return on equity and earnings per share;

•    strategies to grow net investment income, efficiently manage capital and reduce expenses;

•    strategies for customer retention, growth, product development, market position, financial results and reserves; and

•    the revenues and combined ratios of our subsidiaries.

It is possible that our actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

•    changes in market conditions;

•    the occurrence of catastrophic events, both natural and man-made;

•    significant legal proceedings;

•    the timing and applicable requirements of any new regulatory framework to which we are subject as a nonbank systemically important financial institution (SIFI) and as a global systemically important insurer (G‑SII);

•    concentrations in our investment portfolios;

•    actions by credit rating agencies;

•    judgments concerning casualty insurance underwriting and insurance liabilities;

•    judgments concerning the recognition of deferred tax assets; and

•    such other factors discussed in:

•     Part I, Item 1A. Risk Factors of this Annual Report on Form 10‑K; and

•    this Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this Annual Report on Form 10‑K.

We are not under any obligation (and expressly disclaims any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

52

The MD&A is organized as follows:

Throughout the MD&A, we use certain terms and abbreviations which are summarized in the Glossary and Acronyms.

We have incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report on Form 10-K to assist readers seeking additional information related to a particular subject.

Item 7 / use of non-gaap measures

USE OF NON-GAAP MEASURES

In Item 6. Selected Financial Data and throughout this MD&A, we present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. Some of the measurements we use are “non‑GAAP financial measures” under SEC rules and regulations. GAAP is the acronym for “accounting principles generally accepted in the United States.” The non‑GAAP financial measures we present may not be comparable to similarly‑named measures reported by other companies.

Book Value Per Share Excluding Accumulated Other Comprehensive Income (AOCI) is used to show the amount of our net worth on a per‑share basis. We believe Book Value Per Share Excluding AOCI is useful to investors because it eliminates the effect of non‑cash items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio and foreign currency translation adjustments. Book Value Per Share Excluding AOCI is derived by dividing Total AIG shareholders’ equity, excluding AOCI, by Total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in Item 6. Selected Financial Data.

We use the following operating performance measures because we believe they enhance the understanding of the underlying profitability of continuing operations and trends of our business segments. We believe they also allow for more meaningful comparisons with our insurance competitors. When we use these measures, reconciliations to the most comparable GAAP measure are provided in the Results of Operations section of this MD&A on a consolidated basis.

After-tax operating income attributable to AIG is derived by excluding the following items from net income attributable to AIG:

•    deferred income tax valuation allowance releases and charges;

•    changes in fair value of fixed maturity securities designated to hedge living benefit liabilities (net of interest expense);

•    changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and sales inducement assets (SIA) related to net realized capital gains and losses;

•    other income and expense — net, related to Corporate and Other run-off insurance lines;

•    loss on extinguishment of debt;

•    net realized capital gains and losses;

•    non‑qualifying derivative hedging activities, excluding net realized capital gains and losses;

•    income or loss from discontinued operations;

•    income and loss from divested businesses, including:

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

•    legacy tax adjustments primarily related to certain changes in uncertain tax positions and other tax adjustments; and

•    legal reserves and settlements related to legacy crisis matters, which include favorable and unfavorable settlements related to events leading up to and resulting from our September 2008 liquidity crisis and legal fees incurred as the plaintiff in connection with such legal matters.

Item 7 / use of non-gaap measures

We use the following operating performance measures within our Commercial Insurance and Consumer Insurance reportable segments as well as Corporate and Other.

•    Commercial Insurance: Property Casualty and Mortgage Guaranty; Consumer Insurance: Personal Insurance

•      Pre‑tax operating income: includes both underwriting income and loss and net investment income, but excludes net realized capital gains and losses, other income and expense — net and legal settlements related to legacy crisis matters described above. Underwriting income and loss is derived by reducing net premiums earned by losses and loss adjustment expenses incurred, acquisition expenses and general operating expenses.

•      Ratios: We, along with most property and casualty insurance companies, use the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. These ratios are relative measurements that describe, for every $100 of net premiums earned, the amount of losses and loss adjustment expenses, and the amount of other underwriting expenses that would be incurred. A combined ratio of less than 100 indicates underwriting income and a combined ratio of over 100 indicates an underwriting loss. The underwriting environment varies across countries and products, as does the degree of litigation activity, all of which affect such ratios. In addition, investment returns, local taxes, cost of capital, regulation, product type and competition can have an effect on pricing and consequently on profitability as reflected in underwriting income and associated ratios.

•      Accident year loss and combined ratios, as adjusted: both the accident year loss and combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Catastrophe losses are generally weather or seismic events having a net impact in excess of $10 million each.

•      Commercial Insurance: Institutional Markets; Consumer Insurance: Retirement and Life

•      Pre‑tax operating income is derived by excluding the following items from pre‑tax income:

• changes in fair values of fixed maturity securities designated to hedge living benefit liabilities (net of interest expense);	• changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains and losses; and
• net realized capital gains and losses;	• legal settlements related to legacy crisis matters described above.

•      Premiums and deposits: includes direct and assumed amounts received and earned on traditional life insurance policies, group benefit policies and life‑contingent payout annuities, as well as deposits received on universal life, investment‑type annuity contracts and mutual funds.

•      Corporate and Other  — Pre‑tax operating income and loss is derived by excluding the following items from pre‑tax income and loss:

•    loss on extinguishment of debt;

•    net realized capital gains and losses;

•    changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains and losses;

•    income and loss from divested businesses, including Aircraft Leasing;

•    net gain or loss on sale of divested businesses, including:

•      gain on the sale of ILFC; and

•      certain post-acquisition transaction expenses incurred by AerCap in connection with its acquisition of ILFC and the difference between expensing AerCap’s maintenance rights assets over the remaining lease term as compared to the remaining economic life of the related aircraft and our share of AerCap’s income taxes; and

•    certain legal reserves (settlements) related to legacy crisis matters described above.

Results from discontinued operations are excluded from all of these measures.

Item 2 / EXECUTIVE OVERVIEW

Executive Overview

This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in AIG’s securities. You should read this Annual Report on Form 10‑K in its entirety for a complete description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

In the fourth quarter of 2014, we completed our previously announced reorganization of our commercial and consumer insurance businesses and modified the presentation of our results to reflect our new operating structure. The new operating structure includes two reportable segments, Commercial Insurance and Consumer Insurance, and a Corporate and Other category. The Corporate and Other category consists of businesses and items not allocated to our reportable segments. Prior to the fourth quarter of 2014, we reported our results through two reportable segments – AIG Property Casualty and AIG Life and Retirement.

In order to align financial reporting with the manner in which our chief operating decision makers review the businesses to assess performance and make decisions about resources to be allocated, the Commercial Insurance and Consumer Insurance reportable segments include the following operating segments:

•     Commercial property casualty, mortgage guaranty and institutional markets businesses, which were previously reported as components of AIG Property Casualty, Other operations and AIG Life and Retirement, respectively, are now reported as components of the Commercial Insurance reportable segment.

•     Consumer property casualty business and Japan life insurance business, which were previously reported as components of AIG Property Casualty, and our retail life and retirement and institutional group retirement and group benefits businesses, which were previously reported as components of AIG Life and Retirement, are now reported as components of the Consumer Insurance reportable segment.

•     Insurance run-off lines of business, which were previously reported in  AIG Property Casualty's Other category, are now reported as a component of the Corporate and Other category.

Prior periods have been revised to conform to the current period presentation for the above segment changes.

Presentation Changes

We reclassified our presentation for certain Policy fees, along with a related portion of Amortization of deferred policy acquisition costs, from their respective captions to Net realized capital gains (losses) and Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses), respectively. The reclassification of these policy fees, which are related primarily to guaranteed minimum withdrawal benefits (GMWB) embedded derivatives in our variable annuity products, to realized capital gains (losses), consolidates the fees from these embedded derivatives with the associated change in fair value of such derivatives. The reclassifications reduced pre-tax operating income and after-tax operating income, but had no effect on GAAP basis Total revenues, Income from continuing operations before income tax expense (benefit) or Net income.

Also, revisions were made to change the classification of certain miscellaneous income from General operating and other expenses to premiums, and of certain broker-dealer fees from General operating and other expenses to other income, to conform with the current period presentation. There was no effect on pre-tax or after-tax operating income, income from continuing operations or net income.

Item 2 / EXECUTIVE OVERVIEW

The reclassifications and revisions affected previously reported captions as follows:

Years Ended December 31,	2013				2012
	As			As	As		As
	Previously	Increase		Currently	Previously	Increase	Currently
	Reported	(Decrease)		Reported	Reported	(Decrease)	Reported
Premiums	$37,350	$149		$37,499	$38,047	$142	$38,189
Policy fees	2,535	(195)		2,340	2,349	(157)	2,192
Net realized capital gains (losses)	1,744	195		1,939	930	157	1,087
Other income	6,819	47		6,866	4,848	51	4,899
Total	48,448	196	-	48,644	46,174	193	46,367

General operating and other expenses	13,368	196		13,564	12,820	193	13,013
Net income attributable to AIG	9,085	-		9,085	3,438	-	3,438

Pre-tax operating income	9,561	(171)		9,390	10,082	(144)	9,938
After-tax operating income	6,762	(112)		6,650	6,635	(93)	6,542

Executive Summary

Financial Performance

Commercial Insurance pre‑tax operating income increased in 2014 compared to 2013 primarily due to improved underwriting results in the Property Casualty and Mortgage Guaranty operating segments partially offset by reduced net investment income in the Property Casualty and Institutional Markets operating segments.

Consumer Insurance pre‑tax operating income decreased in 2014 compared to 2013 primarily due to lower net investment income, primarily from lower income from alternative investments, and additional reserves for IBNR death claims related to continued enhancement of claims procedures. These items more than offset favorable performance from our businesses in 2014 compared to 2013, which included growth in policy fees and assets under management primarily from strong sales of variable and index annuities in Retirement, effective crediting rate management, and higher underwriting income in Personal Insurance, primarily from improved loss experience and lower general operating expenses.

Our investment portfolio performance improved in 2014 compared to 2013 due to positive performance on bonds for which we elected the fair value option, driven by movements on interest rates.

Net realized capital gains declined in 2014 compared to 2013 due to lower capital gains from sales of investments related to capital loss carryforward utilization and higher fair value losses on embedded derivatives related to variable annuity guarantee features, net of hedges.

Our Performance – Selected Indicators

Years Ended December 31,
(in millions, except per share data and ratios)	2014	2013	2012
Results of operations data:
Total revenues	$64,406	$68,874	$71,214
Income from continuing operations	7,574	9,008	3,699
Net income attributable to AIG	7,529	9,085	3,438
Net income per common share attributable to AIG (diluted)	5.20	6.13	2.04
After-tax operating income attributable to AIG	6,630	6,650	6,542
After-tax operating income per common share attributable
to AIG (diluted)	4.58	4.49	3.88
Key metrics:
Commercial Insurance
Property Casualty combined ratio	100.2	101.6	110.9
Property Casualty accident year combined ratio, as adjusted	94.2	95.1	99.3
Property Casualty net premiums written	$21,020	$20,880	$20,348
Mortgage Guaranty domestic first-lien new insurance written	42,038	49,356	37,273
Institutional Markets premiums and deposits	3,797	991	774
Consumer Insurance
Personal Insurance combined ratio	99.9	101.5	102.1
Personal Insurance accident year combined ratio, as adjusted	99.5	102.1	99.3
Personal Insurance net premiums written	$12,412	$12,700	$13,302
Retirement premiums and deposits	24,023	23,729	16,048
Life premiums and deposits	4,806	4,862	4,864
Life Insurance Companies assets under management	332,847	317,977	290,387

		December 31,	December 31,
(in millions, except per share data)		2014	2013
Balance sheet data:
Total assets		$515,581	$541,329
Long-term debt		31,217	41,693
Total AIG shareholders’ equity		106,898	100,470
Book value per common share		77.69	68.62
Book value per common share, excluding AOCI		69.98	64.28
57

Item 2 / EXECUTIVE OVERVIEW

Total revenues (in millions)	Income from continuing operations (in millions)

Net income ATTRIBUTABLE TO AIG (in millions)	Net INCOME PER COMMON SHARE ATTRIBUTABLE TO AIG (DILUTED)

Item 2 / EXECUTIVE OVERVIEW

After-tax operating income attributable to aig (excludes net realized capital gains and certain other items) (in millions)	Pre-tax operating income by segment (in millions)

TOTAL ASSETS (in millions)	Long-term debt (in millions)

Total AIG shareholders’ equity (in millions)	Book value per common share and book value per common share excluding aoci

*    Includes operating borrowings of other subsidiaries and consolidated investments and hybrid debt securities.

59

Item 2 / EXECUTIVE OVERVIEW

Investment Highlights

Net investment income increased 1.7 percent to $16.1 billion in 2014 compared to 2013.

Net investment income improved in 2014 compared to 2013 due to positive performance on bonds for which we elected the fair value option, driven by interest rate movements.  While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities and other fixed income securities with favorable risk versus return characteristics to improve yields and increase net investment income.

Net unrealized gains in our available for sale portfolio increased to approximately $19.0 billion as of December 31, 2014 from approximately $11.7 billion as of December 31, 2013 due to a decline in interest rates and widening of spreads.

The overall credit rating of our fixed maturity securities portfolio remains largely unchanged from December 31, 2013.

Liquidity and Capital Resources Highlights

We reduced our debt in 2014 as a result of maturities, repayments and repurchases of $16.1 billion, of which $7.5 billion is related to DIB redemptions and repurchases.

We maintained financial flexibility at AIG Parent in 2014 through $2.6 billion in dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $6.8 billion in dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies, which included approximately $829 million of legal settlement proceeds.

Our Board of Directors increased our share repurchase authorization of AIG Common Stock, par value $2.50 per share (AIG Common Stock), by an additional $2.5 billion on February 12, 2015.  During 2014, we repurchased approximately 88 million shares of AIG Common Stock for an aggregate purchase price of approximately $4.9 billion. The total number of shares of AIG Common Stock repurchased in 2014, and the aggregate purchase price of these shares, reflect our payment of approximately $3.1 billion in the aggregate under five accelerated stock repurchase (ASR) agreements and our receipt of approximately 53 million shares of AIG Common Stock in the aggregate, including the initial receipt of 70 percent of the total notional share equivalent, or approximately 9.2 million shares of AIG Common Stock, under an ASR Agreement executed in December 2014.

We paid a cash dividend on AIG Common Stock of $0.125 per share on each of March 25, 2014, June 24, 2014, September 25, 2014 and December 18, 2014.

Our Board of Directors declared a cash dividend on AIG Common Stock on February 12, 2015 of $0.125 per share, payable on March 26, 2015 to shareholders of record on March 12, 2015.

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

Item 2 / EXECUTIVE OVERVIEW

Strategic Outlook

Industry Trends

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in 2014, characterized by factors such as historically low interest rates, instability in the global markets and slowing growth in emerging markets, China and Euro-Zone economies.

Interest rates remain low relative to historical levels, which has affected our industry by reducing investment returns. In addition, current market conditions may not necessarily permit insurance companies to increase pricing across all our product lines.

AIG Priorities for 2015

AIG is focused on the following priorities for 2015:

•      Improve our focus on our customers to understand their challenges and to help solve their problems;

•      Improve our cost structure to simplify our operations in ways that bring us closer to our customers;

•      Improve our technology infrastructure to better serve customers and distribution partners, increase productivity, reduce expenses, and better position ourselves against our competitors; and

•      Concentrate on activities that increase our intrinsic value and sustainable profitability.

Outlook for Our Operating Businesses

The outlook for each of our businesses and management initiatives to improve growth and performance in 2015 and over the longer term is summarized below.

Item 2 / EXECUTIVE OVERVIEW

Commercial insurance Strategic initiatives and Outlook

Executive Overview

Customer —  Strive to be our customers’ most valued insurer by offering innovative products, superior service and access to an extensive global network.

Strategic Growth — Grow our higher-value businesses while investing in transformative opportunities.

Underwriting Excellence —Improve our business portfolio through better pricing and risk selection by using enhanced data, analytics and the application of science to deliver superior risk adjusted returns.

Claims Excellence — Improve claims processes, analytics and tools to deliver superior customer service and decrease our loss ratio.

Operational Effectiveness —Continue initiatives to modernize our technology and infrastructure; implement best practices to improve speed and quality of service.

Capital Efficiency — Increase capital fungibility and diversification, streamline our legal entity structure, optimize reinsurance and improve tax efficiency.

Investment Strategy — Increase asset diversification and take advantage of yield enhancement opportunities to meet our capital, liquidity, risk and return objectives.

Market Conditions and Industry Trends

Commercial Insurance expects the current low interest rate environment relative to historical levels, currency volatility, and ongoing uncertainty in global economic conditions will continue to challenge the growth of net investment income and limit growth in some markets. Due to these conditions and overcapacity in the property casualty insurance industry, Commercial Insurance has sought to modify terms and conditions, grow profitable segments of the business, exit unprofitable businesses and develop advanced data analytics to improve profitability.

Property Casualty

Property Casualty has observed improving trends in certain key indicators that may offset the effect of current economic challenges. In recent years, Property Casualty has benefitted from favorable pricing trends, particularly in the U.S.  However, such trends have tapered off in recent quarters. The property casualty insurance industry is experiencing modest growth as a result of this positive rate trend and an increase in overall exposures in certain markets. Property Casualty also expects that expansion in certain growth economies will occur at a faster pace than in developed countries, although at levels lower than those previously expected due to revised economic assumptions.

Since the second quarter of 2014, within the U.S. commercial property business, Property Casualty observed continued rate pressure in the U.S. Excess and Surplus lines market, particularly with respect to its natural catastrophe exposed business. Property Casualty continues to differentiate its capacity from its peers through leveraging management’s significant experience with catastrophic events, providing loss prevention expertise and maintaining discipline in pricing to internal targets despite intense competition.

In the U.S., Property Casualty’s exposure to terrorism risk is mitigated by the Terrorism Risk Insurance Act (TRIA) in addition to limited private reinsurance protections. For additional information on TRIA, see Item 1A. Risk Factors — Reserves and Exposures and Item 7. MD&A — Enterprise Risk Management — Insurance Operations Risks — Non-Life Insurance Companies Key Insurance Risks — Terrorism Risk.

Item 2 / EXECUTIVE OVERVIEW

Mortgage Guaranty

While higher  residential  mortgage  interest  rates  have  had  an  unfavorable  impact  on  new  mortgage  loan  volumes,  particularly on refinancing  activity,  Mortgage Guaranty expects  current  residential  mortgage  interest  rates  will have a  favorable  impact  on  the  persistency of business  written  in  2012 and 2013, since  refinancing  of  mortgages  would  be  unattractive  to  homeowners  who originated mortgages  at  the  historically  low  residential  mortgage  interest  rates  prevalent  during  that  period.  Mortgage Guaranty expects  that this higher  persistency  will  continue  to  have a positive effect on its  results  throughout  2015.

Mortgage Guaranty also  expects  that  newly  reported  delinquencies  will  decline  during  2015.  Mortgage Guaranty believes  the  combination  of  higher  persistency  and lower  new  delinquencies,  partially  offset  by  a  decline  in  new  mortgage  loan  volumes,  will  result  in  favorable  operating  results  for  2015.

Institutional Markets

Institutional Markets is expected to continue growing its assets under management from increased stable value wrap business, as well as from disciplined growth through the pursuit of select opportunities related to pension buyouts and GICs.

Strategic Initiatives

Customer

Commercial Insurance strives to be our customers’ most valued insurer. Our investments in engineering, underwriting, claims services, science and data together are intended to help offer our customers not only innovative products, superb service and access to an extensive global network but also a superior and rewarding customer experience.

Strategic Growth

Property Casualty’s efforts to better segment its business by industry, geography and type of coverage in order to enhance its decision making regarding risk acceptance and pricing are ongoing. For example, within workers’ compensation, Property Casualty has observed different experience and trends based on this segmentation, which helps inform its risk appetite, pricing and loss mitigation decisions.

Mortgage Guaranty expects to continue as a leading provider of mortgage insurance and seeks to differentiate itself from its competitors by utilizing its proprietary risk-based pricing strategy. This pricing strategy provides Mortgage Guaranty’s customers with mortgage insurance products that are priced commensurate with the underwriting risk, which we believe will result in an appropriately priced, high-quality book of business.

Institutional Markets is expected to continue contributing to growth in assets under management with stable value wraps and utilizing a disciplined approach to growth and diversification of our business by pursuing select opportunities in areas such as the pension buyout business.

Item 2 / EXECUTIVE OVERVIEW

Underwriting Excellence

We continue to further enhance our risk selection process and refine technical pricing and producer management, through enhanced tools and analytics.  In addition, we remain focused on managing exposure to capital intensive long-tail lines.  We believe that accident year loss ratios, as adjusted,  will continue to improve due to these actions.

Claims Excellence

We continue to reduce loss costs by realizing greater efficiencies in servicing customer claims, introducing improved claims analytics and services, developing knowledge of the economic drivers of losses which collectively are expected to mitigate reserve development and legal costs, and improve customer insights and pricing.

Operational Effectiveness

We continue to make strategic investments in systems, processes and talent worldwide, which are expected to create additional value and greater efficiency in the years ahead. In addition, along with other areas of AIG, Commercial Insurance continues to leverage its various off-shore centers, taking advantage of opportunities to centralize and standardize processes and platforms.

Capital Efficiency

Commercial Insurance continues to execute capital management initiatives by enhancing broad‑based risk tolerance guidelines for its operating units, implementing underwriting strategies to increase return on equity by line of business and reducing exposure to businesses with inadequate pricing and increased loss trends. In addition, Commercial Insurance remains focused on enhancing its global reinsurance strategy to improve overall capital efficiency, although this strategy may lead to periodic income statement volatility.

We also continue to streamline our legal entity structure to enhance transparency for regulators and optimize capital and tax efficiency, particularly with respect to the Non-Life Insurance Companies in the Property Casualty and Personal Insurance operating segments. Our legal entity restructuring initiatives have enhanced dividend capacity, reduced required capital, and provided tax benefits for these operations. Additionally, the restructurings allow us to simplify our reinsurance arrangements, which further facilitate increased capital optimization. In 2014, we completed the integration of our Japan operations into a holding company structure through the conversion of the American Home Assurance Company’s Japan branch to a subsidiary of the Japan holding company, American Home Assurance Japan, effective on April 1, 2014.  We expect our overall legal entity restructuring to be substantially completed in 2016, subject to regulatory approvals in the relevant jurisdictions.

Item 2 / EXECUTIVE OVERVIEW

consumer insurance STRATEGIC INITIATIVES AND Outlook

Strategic Initiatives

Customer: Strive to be our customers’ most valued insurer. Through our unique franchise, which brings together a broad portfolio of retirement, life insurance and personal insurance products offered through multiple distribution networks, Consumer Insurance aims to provide customers with the products they need, delivered through the channels they prefer.

Information-driven Strategy: Utilize customer insight, analytics and the application of science to optimize customer acquisition, product profitability, product mix, channel performance and risk management capabilities.

Focused Growth: Invest in areas where Consumer Insurance can grow profitably and sustainably. Target growth in select markets according to market size, growth potential, market maturity and customer demographics.

Operational Effectiveness: Simplify processes, enhance operating environments, and leverage the best platforms and tools for multiple operating segments to increase competitiveness, improve service and product capabilities and facilitate delivery of our target customer experience.

Investment Strategy: Maintain a diversified, high quality portfolio of fixed maturity securities that largely matches the duration characteristics of related insurance liabilities with assets of comparable duration, and pursue yield-enhancement opportunities that meet liquidity, risk and return objectives.

Profitability and Capital Management: Deliver solid earnings through disciplined pricing, sustainable underwriting improvements and diversification of risk, and increase capital efficiency within insurance entities to enhance return on equity.

Market Conditions and Industry Trends

Retirement

An increasing population of Americans expecting to live longer and placing less reliance on traditional retirement benefits are seeking financial security as they approach retirement, which continues to drive demand for individual variable and fixed index annuities with guaranteed income features.  In addition, rising tax rates and a desire for higher investment returns have prompted less risk-averse investors to seek products without guaranteed lifetime income, providing Retirement Income Solutions the opportunity to further diversify its product portfolio by offering investment-focused variable annuities.

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on long-term investment returns, negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products. As long as the sustained low interest rate environment continues, market conditions will be challenging for the fixed annuity market. In addition, more highly leveraged providers have entered the market offering higher crediting rates.

Despite the challenging environment where long-term interest rates have continued to remain low relative to historical levels throughout 2014, fixed annuity industry sales have continued to improve from the very low levels seen in 2013, as baby boomers approaching retirement continue to seek financial solutions that can provide guaranteed income, and customers are now more willing to purchase non-guaranteed return of premium products with market value adjustments in exchange for higher crediting rates. Although rapidly rising interest rates could create the potential for increased surrenders, customers are currently buying fixed annuities with longer surrender periods in pursuit of higher returns.

Item 2 / EXECUTIVE OVERVIEW

Life

Populations are living longer and have increased needs for financial protection for beneficiaries, estate planning and wealth creation.  The Life operating segment addresses these needs with a broad spectrum of products, ranging from the pure protection focus of term life to investment-oriented products such as indexed and variable universal life.

U.S. life insurance industry sales declined in 2014, driven by lower term and universal life sales partially offset by small gains in whole life markets.  Market factors, primarily low interest rates and regulatory changes, have caused the universal life market to shift its focus from guaranteed universal life to indexed universal life products that offer attractive cash accumulation and increased living benefit options.

Personal Insurance

The overall rate level has improved in the Japanese and certain U.S. markets for auto, personal property, and accident and health products compared to prior years. In Japan, car and home sales increased in 2014 prior to the increase in the consumption tax, but prospectively, sales are expected to return to normal levels. In the U.S., overall rate level changes for auto and personal property products are expected to be positive but slow, with sales increasing as the economy continues to recover. Our Personal Insurance operating segment expects to increase its investment in growth economy nations that have a higher growth outlook for personal insurance products.

Strategic Initiatives

Customer

We intend to expand relationships with key distribution partners to fully realize the benefits of our diverse product offerings across multiple channels. Our focus on ease of doing business for consumers and producers includes enhancements to our platforms and services, as well as initiatives to improve the recruitment, training and productivity of our affiliated and non-affiliated distribution partners.

Information-driven Strategy

We intend to continue to strengthen our direct marketing capabilities through the use of analytics, stronger platforms and tools, an enhanced product portfolio and expanded relationships allowing us to bring more product solutions to our target markets.

We intend to achieve rate adequacy through implementation of global underwriting practices and enhanced tools and analytics. We intend to optimize the value of our business lines through product and portfolio management and refined technical pricing. We intend to continue to enhance the customer experience and efficiency through claim best practices, and to deploy enhanced operating structures and standardized processes and systems, while managing claim-handling efficiency.

Focused Growth

Retirement Income Solutions intends to continue capitalizing on the opportunity to meet consumer demand for guaranteed income by maintaining competitive variable annuity product offerings while managing risk, using innovative product design and well-developed economic hedging capabilities. De-risking features of its variable annuity product design include variable rider fees indexed to an equity market volatility index, required minimum allocations to fixed accounts, and the utilization of volatility control funds. Retirement Income Solutions has a dynamic risk management hedging program and continues to invest in market risk management. Strategies to diversify the Retirement Income Solutions product portfolio include growing sales of fixed index annuities with guarantee features, which provide additional income solutions for consumers approaching retirement, and introducing new investment-focused variable annuities, which offer alternative asset classes and tax benefits to investors seeking higher returns without guaranteed lifetime income.

Item 2 / EXECUTIVE OVERVIEW

Fixed Annuities sales will continue to be challenged by the low interest rate environment. Sales of fixed annuities could improve if interest rates rise and the yield curve steepens, as these market conditions make fixed annuity products more attractive compared to alternatives such as bank deposits. The growing market for immediate and deferred income products, driven by customers seeking guaranteed income products, provides an opportunity for Fixed Annuities to increase the diversification of its product portfolio.

Life will continue to invest to position for growth and serve its customers more effectively, and maintain pricing discipline in its overall strategy.  Internationally, Life intends to expand its business in Japan, the United Kingdom and certain other countries through a focused strategy in selected markets and products by combining global expertise with local market intelligence to meet the needs of consumers in these target markets.

We acquired Ageas Protect Limited (Ageas Protect) on December 31, 2014 from international insurer Ageas Group for approximately $308 million. Our agreement to acquire Ageas Protect was announced in August 2014. Ageas Protect is a leading provider of life protection products in the United Kingdom, recognized in its market for product innovation, the effective use of technology and high quality service.  We expect the acquisition of Ageas Protect to enhance our global Consumer Insurance business and strengthen our presence in the United Kingdom, where we already offer personal accident, health and travel insurance coverage, as well as customized insurance solutions for high net worth individuals through AIG Private Client Group.

As part of our strategy to expand consumer operations in growth economies, on May 29, 2013, we entered into a joint venture agreement with PICC Life Insurance Company Limited (PICC Life), a subsidiary of the PICC Group, to form an agency distribution company in China to distribute life and retirement products. The joint venture company distributes PICC Life products and PICC Property & Casualty Company Limited (PICC P&C) insurance products, as well as other products aimed at meeting the needs of this developing market, and will distribute jointly developed life, retirement and personal insurance products. We own 24.9 percent of the joint venture company and PICC Life holds the remaining 75.1 percent. The joint venture commenced operations in March 2014.

Consumer Insurance continues to explore other potential life insurance and accident and health opportunities internationally.

Personal Insurance aims to provide customers with the products they need, distributed through the channels they prefer, and delivered with excellent customer service. Personal Insurance is focused on profitable growth in its selected market segments, with targeted investments in both scale businesses and emerging markets. Personal Insurance will continue to leverage its strong risk management and market expertise to foster growth by providing innovative and competitive solutions to its customers and distributors.

Operational Effectiveness

We are continuing to invest in initiatives to enable simpler and more agile low-cost operating models to provide superior service and position our operating platforms to accommodate significant future growth. In Japan, we continue to invest in technology and systems to improve operating efficiency and make it easier for our partners and our customers to do business with us, with the intent to ultimately increase our market share and facilitate our expansion in segments of the market that are expected to grow over the next decade, given demographic trends. In the U.S. Life business, we are focused on leveraging our most efficient systems environments and increased automation of our underwriting process. We believe that these simpler operating models will allow for productivity improvements and enhance our ability to leverage common functionality across product lines and borders, further supporting profitable growth.

Investment Strategy

Our investment objective is to maintain a diversified, high quality portfolio of fixed maturity securities having weighted average durations that are matched to the duration and cash flow profile of our liabilities, to the extent practicable. Our investment strategy is to maximize net investment income and portfolio value, subject to liquidity requirements, capital constraints, diversification requirements, asset-liability matching and available investment opportunities. See Investments for additional discussion of investment strategies.

Item 2 / EXECUTIVE OVERVIEW

Profitability and Capital Management

We intend to continue to enhance profitability and capital efficiency within our insurance entities through disciplined pricing, in-force profitability management and effective management of risk. Volatility risk controls including required minimum allocations to fixed and volatility control accounts, rider fees indexed to an equity market volatility index and our comprehensive dynamic hedging program are critical tools for products where we have significant equity market risk and exposure to changes in interest rates. Additionally, our scale and the breadth of our product offerings provide diversification of risk. Within our Non-Life Insurance Companies, we continue to streamline our legal entity structure to enhance transparency with regulators and optimize capital efficiency.

See Results of Operations — Segment Results — Consumer Insurance Results and Insurance Reserves for additional information.

Item 7 /  Results of Operations

Results of Operations

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three-year period ended December 31, 2014. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment discussion. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section of this MD&A.

The following table presents our consolidated results of operations:

Years Ended December 31,				Percentage Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Premiums	$37,254	$37,499	$38,189	(1)%	(2)%
Policy fees	2,615	2,340	2,192	12	7
Net investment income	16,079	15,810	20,343	2	(22)
Net realized capital gains	739	1,939	1,087	(62)	78
Aircraft leasing revenue	1,602	4,420	4,504	(64)	(2)
Other income	6,117	6,866	4,899	(11)	40
Total revenues	64,406	68,874	71,214	(6)	(3)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	28,281	29,503	32,036	(4)	(8)
Interest credited to policyholder account balances	3,768	3,892	4,340	(3)	(10)
Amortization of deferred policy acquisition costs	5,330	5,157	5,709	3	(10)
General operating and other expenses	13,138	13,564	13,013	(3)	4
Interest expense	1,718	2,142	2,319	(20)	(8)
Loss on extinguishment of debt	2,282	651	32	251	NM
Aircraft leasing expenses	1,585	4,549	4,138	(65)	10
Net (gain) loss on sale of divested businesses	(2,197)	48	6,736	NM	(99)
Total benefits, losses and expenses	53,905	59,506	68,323	(9)	(13)
Income from continuing operations before
income tax expense (benefit)	10,501	9,368	2,891	12	224
Income tax expense (benefit)	2,927	360	(808)	NM	NM
Income from continuing operations	7,574	9,008	3,699	(16)	144
Income (loss) from discontinued operations,
net of income tax expense (benefit)	(50)	84	1	NM	NM
Net income	7,524	9,092	3,700	(17)	146
Less: Net income (loss) attributable to noncontrolling
interests	(5)	7	262	NM	(97)
Net income attributable to AIG	$7,529	$9,085	$3,438	(17)%	164%

For the year ended December 31, 2014, the effective tax rate on income from continuing operations was 27.9 percent.  The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits of $236 million associated with tax exempt interest income, $209 million related to a decrease in the U.S. Life Insurance Companies’ capital loss carryforward valuation allowance, $182 million of income excludable from gross income related to the global resolution of certain residential mortgage-related disputes and $68 million associated with the effect of foreign operations.

For the year ended December 31, 2013, the effective tax rate on income from continuing operations was 3.8 percent.  The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits of $2.8 billion related to a decrease in the U.S. Life Insurance Companies’ capital loss carryforward valuation allowance, $396 million related to a decrease in certain other valuation allowances associated with foreign jurisdictions and $298 million associated with tax exempt interest income.  These items were partially offset by charges of $632 million related to uncertain tax positions.

For the year ended December 31, 2012, the effective tax rate on income from continuing operations was (27.9) percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to decreases in the U.S. Life Insurance Companies’ capital loss carryforward valuation allowance of $1.9 billion related to the actual and projected gains from the U.S. Life Insurance Companies’ available-for-sale securities, and tax effects associated with tax exempt interest income of $302 million.  These items were partially offset by changes in uncertain tax positions of $446 million.

Item 7 /  Results of Operations

The following table presents a reconciliation of net income attributable to AIG to after-tax operating income attributable to AIG:

Years Ended December 31,
(in millions)	2014	2013	2012
Net income attributable to AIG	$7,529	$9,085	$3,438
Uncertain tax positions and other tax adjustments	59	791	543
Deferred income tax valuation allowance releases	(181)	(3,237)	(1,911)
Changes in fair value of fixed maturity securities designated to hedge living
benefit liabilities, net of interest expense	(169)	105	(24)
Changes in benefit reserves and DAC, VOBA and SIA
related to net realized capital gains (losses)	141	1,148	789
Other (income) expense - net	-	47	-
Loss on extinguishment of debt	1,483	423	21
Net realized capital gains	(470)	(1,285)	(687)
(Income) loss from discontinued operations	50	(84)	(1)
(Income) loss from divested businesses, including gain on the sale of ILFC	(1,462)	117	4,039
Legal reserves (settlements) related to legacy crisis matters	(350)	(460)	353
Non-qualifying derivative hedging (gains) losses, excluding net realized capital
gains	-	-	(18)
After-tax operating income attributable to AIG	$6,630	$6,650	$6,542

Weighted average diluted shares outstanding	1,447,553,652	1,481,206,797	1,687,226,641
Income per common share attributable to AIG (diluted)	$5.20	$6.13	$2.04
After-tax operating income per common share attributable
to AIG (diluted)	$4.58	$4.49	$3.88

After-tax operating income attributable to AIG for 2014 was essentially flat compared to 2013, primarily due to higher income tax expense, partially offset by an increase in income from insurance operations.

After-tax operating income attributable to AIG increased in 2013 compared to 2012, primarily due to increases in income from insurance operations, lower income tax expense and noncontrolling interests, partially offset by fair value gains on AIG’s previously held interests in AIA ordinary shares, Maiden Lane II LLC (ML II), and ML III.

For the year ended December 31, 2014, the effective tax rate on pre-tax operating income was 30.9 percent. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax exempt interest income and other permanent tax items, and the impact of discrete tax benefits.

For the year ended December 31, 2013, the effective tax rate on pre-tax operating income was 28.8 percent. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax exempt interest income and other permanent tax items, and the impact of discrete tax benefits.

For the year ended December 31, 2012, the effective tax rate on pre-tax operating income was 31.6 percent. The difference from the statutory rate was primarily due to tax exempt interest income and other permanent tax items.

Item 7 /  Results of Operations

Segment Results

We report the results of our operations through two reportable segments: Commercial Insurance and Consumer Insurance. The Corporate and Other category consists of businesses and items not allocated to our reportable segments.

The following table summarizes the operations of each reportable segment and Corporate and Other. See also Note 3 to the Consolidated Financial Statements.

Years Ended December 31,
(in millions)	2014	2013	2012
Commercial Insurance*	$5,510	$4,980	$2,215
Consumer Insurance*	4,474	4,564	3,736
Corporate and Other	(388)	(319)	4,005
Consolidations, eliminations and other adjustments	(22)	165	(18)
Pre-tax operating income	$9,574	$9,390	$9,938
Changes in fair values of fixed maturity securities designated to hedge living
benefit liabilities, net of interest expense	260	(161)	37
Changes in benefit reserves and DAC, VOBA, and SIA related to net realized
capital gains	(217)	(1,608)	(1,213)
Other income (expense) - net	-	(72)	-
Loss on extinguishment of debt	(2,282)	(651)	(32)
Net realized capital gains	739	1,939	1,086
Income (loss) from divested businesses	2,169	(177)	(6,411)
Legal settlements related to legacy crisis matters	804	1,152	210
Legal reserves related to legacy crisis matters	(546)	(444)	(754)
Non-qualifying derivative hedging gains, excluding net realized capital gains	-	-	30
Pre-tax income	$10,501	$9,368	$2,891

*    Certain 2013 severance expenses for Commercial Insurance and Consumer Insurance are included in Corporate & Other.  As these expenses, which total $263 million, are related to an overall AIG initiative to centralize work streams into lower cost locations, and create a more streamlined organization, they have not been allocated to the operating segments.

pre-tax operating INCOME (in millions)
commercial insurance	consumer insurance

Item 7 /  Results of Operations

Pre-tax Income Comparison for 2014 and 2013

Pre-tax income increased in 2014 compared to 2013 primarily due to an increase in pre-tax operating income for Commercial Insurance, a $2.3 billion increase in income from divested businesses associated with the gain recognized upon completion of the sale of ILFC in 2014 and lower loss recognition expense reported in changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital gains. These increases were partially offset by higher loss on extinguishment of debt from on-going debt management activities, a decrease in net realized capital gains driven by lower gains from sales of investments related to capital loss carryforward utilization in 2013, and a decrease in legal settlements with financial institutions that participated in the creation, offering and sale of RMBS from which we realized losses during the financial crisis.

The change in the fair value of GMWB and GMAV embedded policy derivatives, net of the change in fair value of all related economic hedges, resulted in a $149 million decrease in pre-tax income in 2014 compared to 2013. In 2014, we reduced our exposure to interest rate changes and consequently, the increase in the embedded policy derivative liability in 2014 was largely offset by the change in the fair value of related hedges. In 2013, pre-tax income increased due to the decrease in the embedded policy derivative liability driven by an increase in interest rates, which was only partially offset by hedging. The changes in fair value of the embedded policy derivatives and the majority of the related economic hedges are reported in Net realized gains (losses), and the change in fair value of certain U.S. Treasury bonds which hedge interest rate risk are reported in Change in fair value of certain fixed maturity securities designated to hedge living benefit liabilities.

The increase in pre-tax income in 2014 compared to 2013 included an increase due to lower changes in certain benefit reserves, DAC, VOBA and SIA related to net realized capital gains, which was primarily comprised of loss recognition expense in the Institutional Markets and Retirement operating segments, totaling $30 million in 2014 and $1.5 billion in 2013, attributable primarily to investment sales related to capital loss carryforward utilization with reinvestment of the sales proceeds at lower yields. Changes in certain benefit reserves, DAC, VOBA and SIA related to net realized capital gains also included loss recognition expense in Corporate and Other of $140 million in 2014 and $98 million in 2013.

Pre-tax Income Comparison for 2013 and 2012

Pre-tax income increased in 2013 compared to 2012 primarily due to an increase in pre-tax operating income for both Commercial Insurance and Consumer Insurance, a $6.7 billion increase due to the loss associated with the announced sale of ILFC in 2012, an increase in legal settlements related to legacy crisis matters and an increase in net realized capital gains, driven by gains from sales of investments related to capital loss carryforward utilization in 2013, partially offset by impairments on investments in life settlements, an increase in loss on extinguishment of debt from on-going debt management activities and higher loss recognition expense reported in changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital gains.

The aggregate change in the fair value of GMWB and GMAV embedded policy derivatives net of the change in fair value of all related economic hedges, reported within Net realized capital gains (losses) and Change in fair value of fixed maturity securities designated to hedge living benefit liabilities, resulted in a $719 million increase in pre-tax income in 2013 compared to 2012, primarily due to the increase in interest rates.

Change in certain benefit reserves, DAC, VOBA and SIA related to net realized capital gains was largely comprised of loss recognition expense in the Institutional Markets and Retirement operating segments, totaling $1.5 billion in 2013 and $1.2 billion in 2012, that was attributable primarily to investment sales related to capital loss carryforward utilization with reinvestment of the sales proceeds at lower yields. Change in certain benefit reserves, DAC, VOBA and SIA also included loss recognition expense in Corporate and Other of $98 million in 2013.

Net Investment Income

Net investment income is attributed to the operating segments of Commercial Insurance and Consumer Insurance based on internal models consistent with the nature of the underlying businesses.

Item 7 /  Results of Operations

For Commercial Insurance — Property Casualty and Consumer Insurance — Personal Insurance, we estimate investable funds based primarily on loss reserves, unearned premiums and a capital allocation for each operating segment. The net investment income allocation is calculated based on the estimated investable funds and risk-free yields (plus a liquidity premium) consistent with the approximate duration of the liabilities, and excludes net investment income associated with the run-off insurance lines reported in Corporate and Other. The remaining excess is attributed to Commercial Insurance — Property Casualty and Consumer Insurance — Personal Insurance based on the relative net investment income previously allocated.

For Commercial Insurance — Institutional Markets, Consumer Insurance — Retirement and Consumer Insurance — Life, net investment income is attributed based on invested assets from segregated product line portfolios. Invested assets in excess of liabilities are allocated to product lines based on internal capital estimates.

Property Casualty, International Life and Personal Insurance's business is transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the currencies that have the most significant impact on our businesses:

Years Ended December 31,				Percentage Change
Rate for 1 USD	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Currency:
JPY	104.43	95.86	79.32	9%	21%
EUR	0.75	0.76	0.78	(1)%	(3)%
GBP	0.61	0.64	0.63	(5)%	2%

Commercial insurance

Commercial Insurance Results

The following table presents Commercial Insurance results:

Years Ended December 31,				Percentage Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Premiums	$22,221	$22,096	$22,021	1%	-%
Policy fees	187	113	102	65	11
Net investment income	6,393	6,653	6,163	(4)	8
Benefits and expenses:
Policyholder benefits and losses incurred	16,575	17,002	18,870	(3)	(10)
Interest credited to policyholder account balances	410	413	571	(1)	(28)
Amortization of deferred policy acquisition costs	2,512	2,418	2,692	4	(10)
General operating and other expenses*	3,794	4,049	3,938	(6)	3
Pre-tax operating income	$5,510	$4,980	$2,215	11%	125%

*    Includes general operating expenses, commissions and other acquisition expenses.

Commercial Insurance Results by Operating Segment

Commercial Insurance presents its financial information in three operating segments – Property Casualty, Mortgage Guaranty and Institutional Markets. The following section provides a comparative discussion of Commercial Insurance Results of Operations for 2014, 2013 and 2012 by operating segment.

Item 7 / results of operations / commercial insurance

Property Casualty Results

The following table presents Property Casualty results:

Years Ended December 31,				Percentage Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Underwriting results:
Net premiums written	$21,020	$20,880	$20,348	1%	3%
(Increase) decrease in unearned premiums	(135)	(203)	500	33	NM
Net premiums earned	20,885	20,677	20,848	1	(1)
Losses and loss adjustment expenses incurred	14,956	14,872	16,779	1	(11)
Acquisition expenses:
Amortization of deferred policy acquisition costs	2,486	2,394	2,673	4	(10)
Other acquisition expenses	796	937	783	(15)	20
Total acquisition expenses	3,282	3,331	3,456	(1)	(4)
General operating expenses	2,697	2,810	2,883	(4)	(3)
Underwriting loss	(50)	(336)	(2,270)	85	85
Net investment income	4,298	4,431	3,951	(3)	12
Pre-tax operating income	$4,248	$4,095	$1,681	4%	144%

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (in millions)

2014 and 2013 Comparison

Pre‑tax operating income increased in 2014 compared to 2013 due to decreases in underwriting loss, partially offset by a decrease in net investment income. The decrease in underwriting loss was primarily due to an increase in production, lower charges due to changes in discount for workers’ compensation reserves as discussed further under Insurance Reserves – Non-Life Insurance Companies- Discounting of Reserves, lower catastrophe losses and lower general operating expenses. The loss reserve discount charge decreased to $71 million in 2014 from $322 million in 2013. Catastrophe losses decreased to $602 million in 2014 from $710 million in 2013. These decreases were partially offset by higher adverse prior year loss reserve development in all lines of business except for Property, and an increase in current accident year losses reflecting higher frequency of non-severe losses in the Property and Specialty businesses. The current accident year losses for 2014 included 30 severe losses totaling $592 million compared to 27 severe losses totaling $569 million in the prior year. Net adverse prior year loss reserve development, including related premium adjustments, was $550 million and $294 million in 2014 and 2013, respectively, as discussed further under Insurance Reserves – Non-Life Insurance Companies – Net Loss Development.

Item 7 / results of operations / commercial insurance

Acquisition expenses decreased in 2014 compared to 2013 primarily due to a reduction in expenses related to personnel engaged in sales support activities, and lower premium taxes and guaranty fund and other assessments reflecting a change in business mix.

General operating expenses decreased in 2014 compared to 2013, primarily due to efficiencies from organizational realignment initiatives, partially offset by higher technology-related expenses and an increase in bad debt expense. In the prior year, general operating expenses benefitted from an unusually low bad debt expense.

Net investment income decreased in 2014 compared to 2013, primarily due to a decrease in interest rates during 2014, as yields on new purchases were lower than the weighted average yield of the overall portfolio, lower income on alternative investments, and lower income associated with investments accounted for under the fair value option, as the increase related to the PICC P&C rights offerings was more than offset by a decrease from fixed maturity investments accounted for under the fair value option. These were partially offset by the effect of continued portfolio diversification. Additionally, the decrease in allocated net investment income is also due to a reduction in net loss reserves.

See MD&A – Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

2013 and 2012 Comparison

Pre-tax operating income increased in 2013, compared to 2012, primarily due to a lower underwriting loss as a result of lower catastrophe losses, rate increases, enhanced risk selection and loss mitigation activities and an increase in net investment income. Catastrophe losses decreased to $710 million in 2013 from $2.3 billion in 2012. Partially offsetting these improvements was a loss reserve discount charge of $322 million in 2013, compared to a $100 million benefit in 2012. See Insurance Reserves– Non-Life Insurance Companies– Discounting of Reserves for further discussion. In addition, the current accident year losses for 2013 included severe losses of $569 million compared to $293 million in 2012. This increase was driven largely by a large property loss and related contingent business interruption claims, totaling $131 million in 2013 and by an increased frequency of severe losses in 2013 compared to 2012. Net adverse prior year loss reserve development increased by $30 million compared to 2012. Net adverse prior year loss reserve development, including related premium adjustments was $294 million in 2013, which included $149 million of adverse prior year loss reserve development related to Storm Sandy, compared to $236 million in 2012. The adverse prior year loss reserve development related to Storm Sandy resulted from higher severities on a small number of existing large and complex commercial claims.  These increased severities were driven by a number of factors, including the extensive damage caused to properties in the downtown New York metropolitan area.

Acquisition expenses decreased in 2013, compared to 2012, due to changes in reinsurance, the timing of guaranty funds and other assessments, as well as change in business mix.

General operating expenses decreased in 2013, compared to 2012, primarily due to a decrease in bad debt expense and reduced costs for strategic initiatives. Bad debt expense decreased by $159 million in 2013 from $140 million in 2012. The decrease in bad debt expense was primarily due to reductions in prior year reserves, as collections exceeded the originally estimated recoveries. Strategic initiatives which include technology-related expenses and those severance charges borne by Property Casualty, decreased by $137 million in 2013 from $277 million in 2012. These decreases were partially offset by an increase in the cost of employee incentive plans primarily due to an improved alignment of employee performance with the overall performance of the organization, including our stock performance, and accelerated vesting provisions for retirement-eligible individuals in the 2013 share-based plan.

Net investment income increased in 2013, compared to 2012, primarily due to increased alternative investment income derived from equity market performance and income associated with the PICC P&C shares that are accounted for under the fair value option. This alternative investment performance was primarily due to our investments in hedge funds, which benefited from equity market performance. Fair value increases also contributed to the net investment income increase. The portion of our investment in PICC P&C shares accounted for under the fair value option contributed $110 million to net investment income. Although interest rates remained at historically low levels, there were upward movements in rates throughout the year, with the ten year U.S. Treasury yield increasing 126 basis points during 2013.  These increasing rates, coupled with continued portfolio diversification, helped mitigate the effects of interest rates on matured or sold investments

Item 7 / results of operations / commercial insurance

exceeding new investment yields. The combination of improving yield differential and above average alternative investment returns increased the return on invested assets by approximately 0.4 points to 4.2 percent.

Property Casualty Net Premiums Written

The following table presents Property Casualty’s net premiums written by major line of business:

Years Ended December 31,				Percentage Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Casualty	$7,649	$8,154	$8,585	(6)%	(5)%
Property	5,136	4,718	4,204	9	12
Specialty	3,714	3,737	3,587	(1)	4
Financial lines	4,521	4,271	3,972	6	8
Total Property Casualty net premiums
written	$21,020	$20,880	$20,348	1%	3%

Property Casualty NET PREMIUMS WRITTEN by Line of Business (in millions)

2014 and 2013 Comparison

Property Casualty net premiums written increased in 2014 compared to 2013, reflecting increases in new business related to targeted growth products in Property and Financial lines.

Casualty net premiums written decreased in 2014 compared to 2013 primarily due to the effect on renewals from our strategy to enhance risk selection, particularly in the Americas. Strong growth and new writings in certain lines of business, particularly in EMEA, were more than offset by the declines in the Americas.

Property net premiums written increased in 2014 compared to 2013 primarily due to new business increases in targeted growth products, and optimization of Property Casualty’s reinsurance structure as part of its decision to retain more favorable risks while continuing to manage aggregate exposure.

We entered into a catastrophe bond reinsurance transaction, effective as of January 1, 2014, with Tradewynd Re Ltd., which provides Property Casualty and Personal Insurance with up to $400 million of indemnity reinsurance protection against U.S.,

Item 7 / results of operations / commercial insurance

Gulf of Mexico and Caribbean named storms, and U.S. and Canadian earthquakes. To fund its potential obligations to us, Tradewynd Re Ltd. issued three tranches of notes. The transaction provides Property Casualty and Personal Insurance with fully collateralized coverage against losses from those events on a per-occurrence basis through December 2016. Catastrophe bond reinsurance transactions reduced net premiums written by $56 million and $140 million in 2014 and 2013, respectively.

Specialty net premiums written decreased slightly in 2014, compared to 2013 primarily reflecting lower retention and rate decline in the EMEA region. This decline was largely offset by new business increases related to targeted growth products, including growth in small‑ and medium‑sized enterprise markets in the Americas region.

Financial lines net premiums written increased in 2014, compared to 2013 reflecting growth in new business related to targeted growth products across all regions, as well as a favorable rate environment in the U.S.

2013 and 2012 Comparison

Casualty net premiums written decreased in 2013, compared to 2012, primarily due to the execution of our strategy to enhance risk selection, particularly in the Americas and EMEA, as well as to increase specific reinsurance purchases to better manage our exposures. Changes in reinsurance strategy decreased net premiums written by approximately $185 million in 2013, compared to 2012. We implemented rate increases in retained business, especially in the U.S., that partially offset these premium decreases.

Property net premiums written increased in 2013, compared to 2012, primarily due to growth in new business across all regions, favorable retention in renewal businesses and increases in coverage limits and changes to our per-risk reinsurance program to retain more favorable risks, while continuing to manage aggregate exposure. Catastrophe-exposed businesses in the Americas also benefitted from rate increases.

The increase in net premiums written was partially offset by the effect of catastrophe bond transactions which provide coverage for several years with ceded written premium recognized at the inception of the transaction. In 2013, we entered into two multi-year catastrophe bond transactions, which provide $525 million of indemnity protection, in the aggregate, against U.S., Caribbean and Gulf of Mexico named storms, and U.S. and Canadian earthquakes through the end of 2018. These transactions reduced net premiums written in 2013 by $140 million. There was no similar reduction in 2012 as our previous catastrophe bond issuance occurred in the fourth quarter of 2011.

Specialty net premiums written increased in 2013 compared to 2012, primarily due to rate increases in environmental business, small-and medium-sized enterprise markets in the Americas region, and new business growth in EMEA. Additionally, the restructuring of our reinsurance program to retain more favorable risks while continuing to manage aggregate exposure, increased net premiums written by $144 million in 2013, compared to 2012.

Financial lines net premiums written increased in 2013 compared to 2012, reflecting growth in new business related to targeted growth products, particularly in the EMEA region as well as an improved rate environment globally. Global professional indemnity net premiums written increased by $86 million in 2013 compared to 2012, due to improved rates, strong new business growth and the restructuring of our reinsurance program, as part of our decision to retain more favorable risks while continuing to manage aggregate exposure.

See Part I. Item 1 Business – Reinsurance Activities for further discussion on catastrophe bond transactions.

Item 7 / results of operations / commercial insurance

Property Casualty Net Premiums Written by Region

The following table presents Property Casualty’s net premiums written by region:

				Percentage Change in		Percentage Change in
Years Ended December 31,				U.S. dollars		Original Currency
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
Property Casualty:
Americas	$13,799	$14,050	$13,718	(2)%	2%	(2)%	3%
Asia Pacific	2,029	2,035	2,016	-	1	5	11
EMEA	5,192	4,795	4,614	8	4	7	4
Total net premiums written	$21,020	$20,880	$20,348	1%	3%	1%	4%

property casualty NET PREMIUMS WRITTEN by Region (in millions)

2014 and 2013 Comparison

The Americas net premiums written decreased in 2014 compared to 2013, primarily due to declines in new business growth and rate pressure, particularly in the Casualty business. However, for 2014, the decrease in net premiums written was partially offset by lower ceded premiums from catastrophe reinsurance transactions described above in 2014 compared to 2013.

Asia Pacific net premiums written decreased slightly in 2014 compared to 2013, primarily due to the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased primarily due to increases in targeted growth products, and changes to optimize our reinsurance structure as part of our decision to retain more favorable risks while continuing to manage aggregate exposure, particularly in Japan.

EMEA net premiums written increased in 2014 compared to 2013, due to new business growth across all lines of businesses, except for Specialty.

2013 and 2012 Comparison

The Americas net premiums written increased in 2013 compared to 2012, primarily due to rate increases, partially offset by decreases in Casualty business reflecting the execution of our strategy to enhance risk selection and the effect of the timing of the catastrophe reinsurance transactions.

Item 7 / results of operations / commercial insurance

Asia Pacific net premiums written increased in 2013 compared to 2012, primarily due to organic growth and rate increases in Property, Specialty, and Casualty. In addition, our decision to retain more favorable risks in Property and Financial lines increased net premiums written in 2013 compared to 2012.

EMEA net premiums written increased in 2013 compared to 2012, due to new business growth, particularly in Property and Financial lines, and a change in reinsurance strategies to retain more favorable risks in those lines.

Property Casualty Underwriting Ratios

The following tables present the Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

				Increase (Decrease)
Years Ended December 31,	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Loss ratio	71.6	71.9	80.5	(0.3)	(8.6)
Catastrophe losses and reinstatement premiums	(2.9)	(3.4)	(10.9)	0.5	7.5
Prior year development net of premium adjustments	(2.8)	(1.5)	(1.2)	(1.3)	(0.3)
Net reserve discount benefit (charge)	(0.3)	(1.6)	0.5	1.3	(2.1)
Accident year loss ratio, as adjusted	65.6	65.4	68.9	0.2	(3.5)
Acquisition ratio	15.7	16.1	16.6	(0.4)	(0.5)
General operating expense ratio	12.9	13.6	13.8	(0.7)	(0.2)
Expense ratio	28.6	29.7	30.4	(1.1)	(0.7)
Combined ratio	100.2	101.6	110.9	(1.4)	(9.3)
Catastrophe losses and reinstatement premiums	(2.9)	(3.4)	(10.9)	0.5	7.5
Prior year development net of premium adjustments	(2.8)	(1.5)	(1.2)	(1.3)	(0.3)
Net reserve discount benefit (charge)	(0.3)	(1.6)	0.5	1.3	(2.1)
Accident year combined ratio, as adjusted	94.2	95.1	99.3	(0.9)	(4.2)

property casualty ratios

See Insurance Reserves – Non-Life Insurance Companies for further discussion of discounting of reserves and prior year development.

Item 7 / results of operations / commercial insurance

The following tables present Property Casualty’s accident year catastrophe and severe losses by region and number of events:

Catastrophes(a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Year Ended December 31, 2014
Flooding	1	$16	$-	$-	$16
Windstorms and hailstorms	14	306	63	21	390
Tropical cyclone	4	96	34	15	145
Earthquakes	1	48	-	1	49
Reinstatement premiums		-	-	2	2
Total catastrophe-related charges	20	$466	$97	$39	$602
Year Ended December 31, 2013
Flooding	8	$195	$8	$114	$317
Windstorms and hailstorms	10	205	-	78	283
Wildfire	1	40	-	-	40
Tropical cyclone	3	4	66	-	70
Total catastrophe-related charges	22	$444	$74	$192	$710
Year Ended December 31, 2012
Flooding	1	$-	$-	$23	$23
Windstorms and hailstorms	9	299	30	23	352
Tropical cyclone(b)	3	1,638	9	113	1,760
Drought	1	108	-	-	108
Reinstatement premiums		27	-	-	27
Total catastrophe-related charges	14	$2,072	$39	$159	$2,270

(a) Catastrophes are generally weather or seismic events having a net impact on Commercial Insurance in excess of $10 million each.

(b)  Includes Storm Sandy flooding and wind damage losses of $1.7 billion.

Severe Losses*

Years Ended December 31,	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
2014	30	$169	$73	$350	$592
2013	27	$139	$184	$246	$569
2012	19	$93	$74	$126	$293

*    Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

2014 and 2013 Comparison

The combined ratio decreased by 1.4 points in 2014 compared to 2013 reflecting decreases in the expense ratio and the loss ratio.

The accident year combined ratio, as adjusted, decreased by 0.9 points in 2014 compared 2013, primarily due to lower expense ratio which was partially offset by a higher accident year loss ratio, as adjusted.

The accident year loss ratio, as adjusted, increased by 0.2 points in 2014, compared to 2013, primarily due to higher frequency of non-severe losses, particularly in Property and Specialty businesses. This was partially offset by an improvement in Financial lines, particularly in the U.S., reflecting enhanced risk selection and pricing discipline. Severe losses represented approximately 2.8 points of the accident year loss ratio, as adjusted, in both 2014 and 2013.

The acquisition ratio decreased by 0.4 points in 2014 compared to 2013, primarily due to a reduction in expenses of personnel engaged in sales support activities, lower premium taxes and guaranty fund and other assessments.

Item 7 / results of operations / commercial insurance

The general operating expense ratio decreased by 0.7 points in 2014 compared to 2013, primarily due to efficiencies from organizational realignment initiatives, partially offset by higher technology-related expenses and an increase in bad debt expense. In 2013, general operating expenses benefitted from an unusually low bad debt expense.

2013 and 2012 Comparison

The combined ratio decreased by 9.3 points in 2013 compared to 2012 primarily due to a decrease in the loss ratio.

The accident year combined ratio, as adjusted, improved by 4.2 points in 2013 compared to 2012, primarily due to a lower accident year loss ratio, as adjusted.

The improvement in the accident year loss ratio, as adjusted, reflects the realization of benefits from the continued execution of our strategy to enhance risk selection, pricing discipline, exposure management and claims processing. Although the execution of these strategies resulted in a reduction of Casualty net premiums written in both the Americas and EMEA regions, it also improved the accident year loss ratio, as adjusted. Severe losses represented approximately 2.8 points in 2013 compared to 1.4 points in 2012, and are included in the accident year loss ratio, as adjusted. In 2013, one single event, totaling $131 million, accounted for approximately 0.6 points of the increase.

The acquisition ratio decreased by 0.5 points in 2013 compared to 2012, primarily due to a change in business mix and reinsurance structures.

The general operating expense ratio decreased by 0.2 points in 2013, compared to 2012, primarily due to a reduction in bad debt expense, which contributed approximately 0.8 points to the decrease, and lower strategic initiatives expenses, which contributed approximately 0.6 points to the decrease. These decreases were partially offset by the increase in employee incentive plan expense, which represented an approximately 1.0 point increase.

Mortgage Guaranty Results

The following table presents Mortgage Guaranty results:

Years Ended December 31,				Percentage Change
(dollars in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Underwriting results:
Net premiums written	$1,024	$1,048	$858	(2)%		22%
Increase in unearned premiums	(120)	(239)	(143)	50		(67)
Net premiums earned	904	809	715	12		13
Losses and loss adjustment expenses incurred	223	514	659	(57)		(22)
Acquisition expenses:
Amortization of deferred policy acquisition costs	22	20	16	10		25
Other acquisition expenses	49	60	52	(18)		15
Total acquisition expenses	71	80	68	(11)		18
General operating expenses	156	142	125	10		14
Underwriting income (loss)	454	73	(137)	NM		NM
Net investment income	138	132	146	5		(10)
Pre-tax operating income	592	205	9	189		NM
Key metrics:
Prior year loss reserve development (favorable)/
unfavorable	$(104)	$30	$(78)	NM	%	NM %
Domestic first-lien:
New insurance written	$42,038	$49,356	$37,273	(15)		32
Combined ratio	52.6	91.1	134.4
Risk in force	$42,106	$36,367	$28,967	16		26
60+ day delinquency ratio on primary loans(a)	4.4%	5.9%	8.8%
Domestic second-lien:
Risk in force(b)	$446	$1,026	$1,261	(57)		(19)
81

Item 7 / results of operations / commercial insurance

(a) Based on number of policies.

(b) Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, which is usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

Pre-Tax oPERATING INCOME (in millions)	domestic first-lien new insurance written (in millions)

2014 and 2013 Comparison

Pre-tax operating income increased in 2014 compared to 2013 due to a decline in incurred losses from lower delinquency rates, higher cure rates and an increase in first-lien net premiums earned reflecting higher persistency.

First Lien Results

First-lien pre-tax operating income increased in 2014 compared to 2013, primarily due to improved underwriting income as a result of a $229 million decrease in first-lien losses and loss adjustment expenses incurred reflecting fewer new delinquencies, favorable prior year loss reserve development, and higher cure rates. In addition, first-lien pre-tax operating income increased due to a $119 million increase in first-lien net premiums earned in 2014 compared to 2013, largely from growth in the book of business, higher persistency, and, to a lesser extent, the acceleration of premiums earned as the result of the recognition of a shorter expected coverage period on certain single premium business. The decrease in first-lien losses and loss adjustment expenses incurred combined with the increase in earned premiums resulted in an improved combined ratio of 52.6 points in 2014 compared to 91.1 points in 2013.

Acquisition expenses decreased in 2014 compared to 2013, primarily as a result of the decrease in new insurance written related to the decline in mortgage originations.

General operating expenses increased in 2014 compared to 2013 due to increased technology expenses and an impairment charge on certain capitalized technology costs.

Other Business Results

Other business results include second-lien insurance, student loan insurance and non-domestic mortgage insurance operations.

The Other business’ pre-tax operating income for 2014 was $82 million compared to $27 million in 2013. The increase in pre-tax operating income is due to a decline in losses and loss adjustment expenses incurred of $62 million and a $17 million reduction in underwriting expenses, partially offset by a decline in net premiums earned of $22 million and a decline in net investment income of $2 million.

Item 7 / results of operations / commercial insurance

2013 and 2012 Comparison

Pre-tax operating income increased in 2013 compared to 2012 due to an increase in net premiums earned and a decline in incurred losses from lower delinquency rates and higher cure rates.

First Lien Results

First-lien pre-tax operating income increased in 2013 compared to 2012, primarily due to improved underwriting income as a result of a $157 million decrease in first-lien losses and loss adjustment expenses incurred reflecting lower newly reported delinquencies and higher cure rates and a $127 million increase in first-lien net premiums earned largely from growth in the book of business in 2013. This increase was partially offset by $46 million of unfavorable prior year development in 2013 compared to unfavorable prior year development of $17 million in 2012. The decline in first-lien losses and loss adjustment expenses incurred combined with the increase in earned premiums resulted in an improved combined ratio of 91.1 points in 2013 compared to 134.4 points in 2012.

Acquisition expenses increased in 2013 compared to 2012, primarily as a result of the increase in new insurance written related to the increase in mortgage originations resulting from the addition and expansion in distribution channels.

General operating expenses increased in 2013 compared to 2012 due to increased servicing costs related to the growth in the in-force business.

Other Business Results

Other business results include second-lien insurance, student loan insurance and non-domestic mortgage insurance operations.

The Other business’ pre-tax operating income for 2013 was $27 million, $56 million lower than 2012. The decline in pre-tax operating income was primarily due to a decline in net premiums earned of $32 million and an increase in losses and loss adjustment expenses incurred of $12 million, and a $2 million increase in underwriting expenses.

New Insurance Written

The decline in domestic first-lien new insurance written to $42.0 billion in 2014 from $49.4 billion in 2013 was primarily due to the contraction in the mortgage originations market and an increase in competition.

New insurance written increased to $49.4 billion in 2013 from $37.3 billion in 2012 due to the increase in mortgage originations.

Delinquency Inventory

The delinquency inventory for domestic first lien business declined during 2014 as a result of cures and paid claims exceeding the number of newly reported delinquencies. Mortgage Guaranty’s first lien primary delinquency ratio at December 31, 2014 was 4.4 percent compared to 5.9 percent at December 31, 2013. Over the last several quarters, Mortgage Guaranty has experienced a decline in newly reported defaults and an increase in cure rates.

The delinquency inventory for domestic first lien business declined during 2013 as a result of higher cure rates and fewer newly reported delinquencies. Mortgage Guaranty’s first lien primary delinquency ratio at December 31, 2013 was 5.9 percent compared to 8.8 percent at December 31, 2012.

Item 7 / results of operations / commercial insurance

The following table provides a summary of activity in Mortgage Guaranty’s domestic first lien delinquency inventory:

Years Ended December 31,
(number of policies)	2014	2013	2012
Number of delinquencies at the beginning of the year	47,518	62,832	94,034
Newly reported	47,239	56,194	70,552
Cures	(42,680)	(51,283)	(58,993)
Claims paid	(11,601)	(19,862)	(30,712)
Other	(2,119)	(363)	(12,049)
Number of delinquencies at the end of the year	38,357	47,518	62,832

Mortgage Guaranty Underwriting Ratios

The following tables present the Mortgage Guaranty combined ratios based on GAAP data:

Years Ended December 31,				Increase (Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Loss ratio	24.7	63.5	92.2	(38.8)	(28.7)
Acquisition ratio	7.8	9.9	9.5	(2.1)	0.4
General operating expense ratio	17.3	17.5	17.5	(0.2)	-
Expense ratio	25.1	27.4	27.0	(2.3)	0.4
Combined ratio	49.8	90.9	119.2	(41.1)	(28.3)

2014 and 2013 Comparison

The combined ratio decreased by 41.1 points in 2014 compared to 2013. The decrease was driven primarily by a reduction in the loss ratio due to lower losses and loss adjustment expenses incurred from fewer new delinquencies, favorable prior year loss reserve development, and higher cure rates.

The acquisition ratio decreased by 2.1 points in 2014 compared to 2013.  Acquisition expenses decreased compared to an increase in net premiums earned, driven by the decreases in new insurance written in 2014 due to lower mortgage originations.

The general operating expense ratio decreased by 0.2 points in 2014 compared to 2013.  The decrease was driven primarily by growth in earned premiums.

2013 and 2012 Comparison

The combined ratio decreased by 28.3 points in 2013 compared to 2012.  The decrease was driven primarily by a reduction in the loss ratio by 28.7 points in 2013 due to lower losses and loss adjustment expenses incurred.

The acquisition ratio increased by 0.4 points in 2013 compared to 2012.  The increase in acquisition expense was driven by the increase in mortgage originations.

The general operating expense ratio remained relatively unchanged in 2013 compared to 2012.

Item 7 / results of operations / commercial insurance

Institutional Markets Results

The following table presents Institutional Markets results:

Years Ended December 31,				Percentage Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Premiums	$432	$610	$458	(29)%	33%
Policy fees	187	113	102	65	11
Net investment income	1,957	2,090	2,066	(6)	1
Benefits and expenses:
Policyholder benefits and losses incurred	1,396	1,616	1,432	(14)	13
Interest credited to policyholder account balances	410	413	571	(1)	(28)
Amortization of deferred policy acquisition costs	4	4	3	-	33
Other acquisition expenses	30	36	39	(17)	(8)
General operating expenses	66	64	56	3	14
Pre-tax operating income	$670	$680	$525	(1)	30

INSTITUTIONAL MARKETS pre-tax OPERATING INCOME (in millions)

2014 and 2013 Comparison

Pre-tax operating income for 2014 decreased slightly compared to 2013, as a decrease in net investment income was only partially offset by an increase in fee income. The increase in fee income was driven by growth in reserves and assets under management, primarily from strong development of the stable value wrap business. The notional amount of stable value wrap assets under management at December 31, 2014 grew by $7.8 billion or 32 percent from December 31, 2013, which excluded a $2.5 billion deposit to the separate accounts for a stable value funding agreement. Growth in reserves also reflected a GIC deposit of $450 million in the fourth quarter of 2014 under a funding agreement-backed notes issuance program, in which an unaffiliated, non-consolidated statutory trust issues to investors medium-term notes, which are secured by GICs issued by one of the Life Insurance Companies. Under the funding agreement-backed notes program, issuances will be made opportunistically based upon pricing and demand available in the marketplace.

Net investment income for 2014 decreased compared to 2013, primarily due to lower net investment income from alternative investments and from the base portfolio. The 2014 decrease in alternative investment income of $41 million compared to 2013 primarily reflected high hedge fund income in 2013 due to favorable equity market conditions. The decrease in base net investment income in 2014 compared to 2013 primarily reflected lower base portfolio yield as a result of reinvestment in the

Item 7 / results of operations / commercial insurance

low interest rate environment, partially offset by growth in average assets. See MD&A – Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Institutional Markets business.

General operating expenses in 2014 increased slightly compared to 2013, primarily due to investments in technology.

2013 and 2012 Comparison

Pre-tax operating income for 2013 increased compared to 2012, due in part to higher net investment income from alternative investments, partially offset by lower base net investment income. Interest credited to policyholder account balances in 2012 included $110 million of expense resulting from a comprehensive review of reserves for the GIC portfolio. Results for 2013 included a full year of the growing stable value wrap business, which contributed $31 million to the increase in pre-tax operating income compared to 2012. Stable value wrap notional assets under management grew to $24.6 billion at December 31, 2013 from $10.4 billion at December 31, 2012, including the notional amount of contracts transferred from an AIG affiliate.

Net investment income for 2013 increased slightly compared to 2012, primarily due to higher net investment income from alternative investments, largely offset by lower income from the base portfolio. The increase in alternative investment income in 2013 compared to 2012 reflected higher hedge fund income due to favorable equity market conditions. The decrease in base net income was primarily due to investment of available cash, including proceeds from sales of securities made during 2013 to utilize capital loss carryforwards, at rates below the weighted average yield of the overall portfolio.

General operating expenses in 2013 increased compared to 2012, primarily to support increased volume in the stable value wrap business.

Institutional Markets Premiums, Deposits and Net Flows

For Institutional Markets, premiums represent amounts received on traditional life insurance policies and life-contingent payout annuities or structured settlements. Premiums and deposits is a non‑GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance and investment-type annuity contracts, including GICs and stable value wrap funding agreements.

The following table presents a reconciliation of Institutional Markets premiums and deposits to GAAP premiums:

Years Ended December 31,
(in millions)	2014	2013	2012
Premiums and deposits	$3,797	$991	$774
Deposits	(3,344)	(354)	(289)
Other	(21)	(27)	(27)
Premiums	$432	$610	$458

The decrease in premiums in 2014 compared to 2013 was primarily due to a high volume of single-premium products sold in 2013, including life-contingent payout annuities.  Sales of these products decreased in 2014 compared to 2013 due to a more competitive environment as well as continued low interest rates.  The increase in deposits in 2014 compared to 2013 included a $2.5 billion deposit to the separate accounts of one of the Life Insurance Companies for a stable value wrap funding agreement. The majority of stable value wrap sales are measured based on the notional amount included in assets under management, but do not include the receipt of funds that would be included in premiums and deposits.  The increase in deposits in 2014 compared to 2013 also reflected a $450 million GIC issued in 2014.

The increase in premiums in 2013 compared to 2012 reflected a high volume of single-premium product sales in 2013, including structured settlements with life contingencies and terminal funding annuities. The increase in deposits in 2013 compared to 2012 reflected strong sales of high net worth products, primarily private placement variable annuities.

Item 7 / results of operations / consumer insurance

Consumer insurance

Consumer Insurance Results

The following table presents Consumer Insurance results:

Years Ended December 31,				Percentage Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Premiums	$14,936	$15,302	$16,027	(2)%	(5)%
Policy fees	2,453	2,252	2,113	9	7
Net investment income	9,082	9,352	9,262	(3)	1
Other income	1,998	1,754	1,344	14	31
Benefits and expenses:
Policyholder benefits and losses incurred	10,796	10,957	11,696	(1)	(6)
Interest credited to policyholder account balances	3,353	3,477	3,769	(4)	(8)
Amortization of deferred policy acquisition costs	2,759	2,836	2,850	(3)	-
General operating and other expenses*	7,087	6,826	6,695	4	2
Pre-tax operating income	$4,474	$4,564	$3,736	(2)%	22%

*    Includes general operating expenses, non deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

Consumer Insurance Results by Operating Segment

Consumer Insurance presents its operating results in three operating segments – Retirement, Life and Personal Insurance. The following section provides a comparative discussion of Consumer Insurance Results of Operations for 2014, 2013 and 2012 by operating segment.

Retirement Results

The following table presents Retirement results:

Years Ended December 31,				Percentage Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Premiums	$287	$188	$120	53%	57%
Policy fees	1,010	861	743	17	16
Net investment income	6,489	6,628	6,502	(2)	2
Advisory fee and other income	1,998	1,754	1,344	14	31
Benefits and expenses:
Policyholder benefits and losses incurred	537	364	331	48	10
Interest credited to policyholder account balances	2,846	2,935	3,258	(3)	(10)
Amortization of deferred policy acquisition costs	346	273	403	27	(32)
Non deferrable insurance commissions	265	249	221	6	13
Advisory fee expenses	1,315	1,175	893	12	32
General operating expenses	980	945	802	4	18
Pre-tax operating income	$3,495	$3,490	$2,801	-%	25%
87

Item 7 / results of operations / consumer insurance

RETIREMENT pre-tax OPERATING INCOME (in millions)

2014 and 2013 Comparison

Pre-tax operating income for Retirement in 2014 was comparable to 2013, as higher policy fees and the higher positive impact of actuarial assumption updates were offset by lower net investment income from alternative investments. The increase in policy fees was driven by growth in variable annuity separate account assets from positive net flows and favorable equity markets. A higher volume of commissions and advisory fees included in Other income, net of related expenses, was driven by increased assets under management.

Pre-tax operating income in both years included a net positive impact from the update of certain estimated gross profit assumptions used to amortize DAC and related items in the investment-oriented product lines, which resulted in a $246 million net increase in pre-tax operating income in 2014, compared to a $233 million net increase in pre-tax operating income in 2013. See Insurance Reserves - Life Insurance Companies DAC and Reserves – Update of Actuarial Assumptions for amounts by product line and financial statement line item and additional discussion.

Net investment income for 2014 decreased compared to 2013, primarily due to a $158 million decrease in income from alternative investments, including higher hedge fund income in 2013, which benefited from favorable equity market conditions and several large hedge fund redemptions. The decrease in hedge fund income in 2014 compared to 2013 was partially offset by an increase in private equity fund income.

Base net investment income for 2014 increased slightly compared to 2013, as participation income on a commercial mortgage loan and income from the redemption of an invested asset in 2014 more than offset the effect of lower base yields from reinvestment at rates below the weighted average yield of the overall portfolio. See Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Retirement business.

Overall, Retirement fixed maturity portfolio yields in 2014 declined compared to 2013, primarily as a result of investment purchases and investment of portfolio cash flows at rates below the weighted average yield of the existing portfolio in the historically low interest rate environment. The Fixed Annuities and Group Retirement product lines were able to maintain base spreads in 2014 at a level comparable to 2013, and Retirement Income Solutions base spread increased, as a result of active crediting rate management. See Spread Management below for additional discussion.

General operating expenses increased in 2014 compared to 2013, due in part to technology investments and the volume of continued sales growth of annuities in the Retirement Income Solutions and Fixed Annuities product lines.

Item 7 / results of operations / consumer insurance

2013 and 2012 Comparison

Pre-tax operating income for Retirement in 2013 increased significantly compared to 2012, reflecting higher fee income from variable annuities driven by growth in assets under management, active spread management in interest rate sensitive product lines, higher alternative investment income, and higher positive impact of actuarial assumption updates. Commissions and advisory fees reflected in Advisory fee and other income, and related Advisory fee expenses,  were both higher in 2013 compared to 2012 principally due to the acquisition of Woodbury Financial Services Inc. (Woodbury Financial) in November 2012.

Pre-tax operating income in 2013 included a net increase of $233 million from adjustments to update certain gross profit assumptions used to amortize DAC and related items in investment-oriented product lines, compared to a net increase of $84 million in 2012. See Insurance Reserves - Life Insurance Companies DAC and Reserves – Update of Actuarial Assumptions for additional information on assumption updates.

Net investment income for 2013 increased compared to 2012, primarily due to higher income from alternative investments, partially offset by ML II fair value gains recognized in 2012 and lower base income due to reinvestment of investment proceeds at lower rates. The $340 million increase in alternative investment income in 2013 compared to 2012 reflected higher hedge fund income in 2013 due to favorable equity market conditions and several large redemptions from hedge funds.

General operating expenses increased in 2013 compared to 2012 primarily to support stronger sales of annuities in the Retirement Income Solutions and Fixed Annuities product lines and increased Retail Mutual Fund sales.  Higher operating expenses in 2013 also reflected the acquisition of Woodbury Financial in November 2012, and the absence of guaranty fund assessment credits received in 2012.

Spread Management

The contractual provisions for renewal of crediting rates and guaranteed minimum crediting rates included in products may have the effect, in a sustained low interest rate environment, of reducing spreads and thus reducing future profitability. Although this interest rate risk is partially mitigated through the Life Insurance Companies’ asset‑liability management process, product design elements and crediting rate strategies, a sustained low interest rate environment may negatively affect future profitability.

Disciplined pricing on new business and active crediting rate management have allowed the Retirement operating segment to maintain base investment spread rates in the Fixed Annuities and Group Retirement product lines for 2014 at a level comparable to 2013, during a period in which base yields continued to decline due to investment of available cash flows in the low interest rate environment, including the full year impact from reinvestment of proceeds from sales made during 2013 to utilize capital loss carryforwards.  The base investment spread rates for the Fixed Annuities and Group Retirement product line improved in 2013 compared to 2012 as a result of our disciplined pricing and management of renewal crediting rates.

Disciplined pricing on new business is used to pursue new sales of annuity products at targeted net investment spreads in the current rate environment. Retirement has an active product management process to ensure that new business offerings appropriately reflect the current interest rate environment. To the extent that Retirement cannot achieve targeted net investment spreads on new business, products are re-priced or no longer sold. Additionally, where appropriate, existing products that had higher minimum rate guarantees have been re-filed with lower crediting rates as permitted under state insurance laws for new sales. As a result, new sales of fixed annuity products generally have minimum interest rate guarantees of one percent.

Renewal crediting rate management is done under contractual provisions in annuity products that were designed to allow crediting rates to be reset at pre-established intervals subject to minimum crediting rate guarantees. Retirement has adjusted, and will continue to adjust, crediting rates to maintain targeted net investment spreads on in-force business. In addition to deferred annuity products, certain traditional long-duration products for which Retirement does not have the ability to adjust interest rates, such as payout annuities, are exposed to reduced earnings and potential loss recognition reserve increases in a sustained low interest rate environment. See Insurance Reserves - Life Insurance Companies DAC and Reserves – Loss Recognition for additional discussion.

Item 7 / results of operations / consumer insurance

As of December 31, 2014, Retirement’s fixed annuity reserves, which include fixed options offered within variable annuities sold in the Group Retirement and Retirement Income Solutions product lines as well as reserves of the Fixed Annuities product line, had minimum guaranteed interest rates ranging from 1.0 percent to 5.5 percent, with the higher rates representing guarantees on older in-force products. As indicated in the table below, approximately 71 percent of annuity account values were at their minimum crediting rates as of December 31, 2014, compared to 74 percent at December 31, 2013. The decrease during 2014 in the percentage of annuity account values at the minimum crediting rate was primarily due to new deposits that were crediting at rates above the contractual minimum, and may include sales inducements, as well as the run-off of older business that was at minimum crediting rates. As a result of disciplined pricing on new business and the run-off of older business with higher minimum interest crediting rates, fixed annuity account values having contractual minimum guaranteed rates above 1 percent decreased from 84 percent at December 31, 2013 to 79 percent at December 31, 2014.

The following table presents fixed annuity account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
December 31, 2014		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Fixed annuities *
1%	$2,277	$7,732	$10,271	$20,280
> 1% - 2%	12,450	3,502	4,453	20,405
> 2% - 3%	31,674	136	1,818	33,628
> 3% - 4%	12,922	51	14	12,987
> 4% - 5%	7,966	-	4	7,970
> 5% - 5.5%	224	-	5	229
Total	$67,513	$11,421	$16,565	$95,499
Percentage of total	71%	12%	17%	100%

*    Fixed annuities shown include fixed options within variable annuities sold in Group Retirement and Retirement Income Solutions product lines.

Retirement Premiums and Deposits, Surrenders and Net Flows

Premiums

For Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums and deposits is a non‑GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts and mutual funds.

The following table presents a reconciliation of Retirement premiums and deposits to GAAP premiums:

Years Ended December 31,
(in millions)	2014	2013	2012
Premiums and deposits	$24,023	$23,729	$16,048
Deposits	(23,903)	(23,690)	(16,203)
Other	167	149	275
Premiums	$287	$188	$120

Premiums  increased in 2014 compared to 2013, and in 2013 compared to 2012, primarily due to higher immediate annuity premiums in the Fixed Annuities product line.

Item 7 / results of operations / consumer insurance

Premiums and Deposits and Net Flows

The following table presents Retirement premiums and deposits and net flows by product line:

Years Ended December 31,				Percentage Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Fixed Annuities	$3,578	$2,914	$1,469	23%	98%
Retirement Income Solutions	10,325	8,608	4,828	20	78
Retail Mutual Funds	3,377	4,956	2,723	(32)	82
Group Retirement	6,743	7,251	7,028	(7)	3
Total Retirement premiums and deposits*	$24,023	$23,729	$16,048	1%	48%

Years Ended December 31,
(in millions)	2014	2013	2012
Net flows
Fixed Annuities	$(2,313)	$(2,820)	$(4,252)
Retirement Income Solutions	6,566	5,092	1,598
Retail Mutual Funds	(1)	2,780	1,018
Group Retirement	(3,797)	(492)	302
Total Retirement net flows*	$455	$4,560	$(1,334)

*    Excludes activity related to closed blocks of fixed and variable annuities, which had reserves of approximately $5.4 billion and $6.0 billion at December 31, 2014 and 2013, respectively.

RETIREMENT PREMIUMS AND DEPOSITS by Product Line (in millions)

Premiums and deposits for Retirement increased in 2014 compared to 2013, primarily due to continued strong demand for variable and fixed index annuities in the Retirement Income Solutions product lines and improved sales in Fixed Annuities, partially offset by lower deposits in Retail Mutual Funds and Group Retirement. Premiums and deposits improved significantly in 2013 compared to 2012, primarily due to strong sales across all product lines. See below for additional discussion of each product line.

Net flows for annuity products included in the Fixed Annuities, Retirement Income Solutions and Group Retirement product lines represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows from mutual funds, which are included in both the Retail Mutual Funds and Group Retirement product lines, represent deposits less withdrawals.

Item 7 / results of operations / consumer insurance

Total net flows for Retirement decreased in 2014 compared to 2013, as higher surrenders and withdrawals in 2014, primarily in the Group Retirement and Retail Mutual Fund product lines, resulted in a significant decrease in net flows compared to 2013. Net flows for Retirement increased in 2013 compared to 2012, primarily due to the increase in premiums and deposits, partially offset by higher surrenders in Group Retirement and Retail Mutual Funds. See below for additional discussion of each product line.

Premiums and Deposits and Net Flows by Product Line

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Fixed Annuities deposits increased in 2014 compared to 2013 due to modest increases in interest rates and steepening of the yield curve in the first half of 2014, compared to lower rates in the prior year, particularly in the first half of 2013. The increase in Fixed Annuities deposits in 2013 compared to 2012 was due to the increase in market interest rates in the second half of 2013. Fixed Annuities net flows continued to be negative, but improved slightly in 2014 compared to 2013, and improved significantly in 2013 compared to 2012, primarily due to the increased deposits.

Retirement Income Solutions premiums and deposits and net flows increased significantly in 2014 compared to 2013, and in 2013 compared to 2012, reflecting a continued high volume of variable and index annuity sales, which have benefitted from consumer demand for retirement products with guaranteed benefit features, product enhancements, expanded distribution and a more favorable competitive environment. The improvement in the surrender rate (see Surrender Rates below) was primarily due to the significant growth in account value driven by the high volume of sales, which has increased the proportion of business that is within the surrender charge period.

Retail Mutual Fund deposits and net flows decreased in 2014 compared to 2013 and increased in 2013 compared to 2012. These variances were primarily driven by activity in the Focused Dividend Strategy Fund, which had record sales in 2013. In 2014, the relative performance of the fund declined, putting pressure on sales and withdrawal activity.

Group Retirement net flows decreased in 2014 compared to 2013, primarily due to higher group surrender activity, as well as lower premiums and deposits. The increase in surrenders and surrender rate for 2014 compared to 2013 included large group surrenders of approximately $2.7 billion, but reserves of this product line grew in 2014 compared to 2013, and the 2014 surrender activity is not expected to have a significant impact on pre-tax operating income in 2015. The large group market has become increasingly competitive and has been impacted by the consolidation of healthcare providers and other employers in our target markets. This trend of heightened competition is expected to continue in 2015 as plan sponsors perform reviews of existing retirement plan relationships.  The decrease in Group Retirement net flows in 2013 compared to 2012 was primarily a result of higher surrenders of individual participants as well as large group surrenders.

  Surrender Rates

The following table presents reserves for annuity product lines by surrender charge category:

At December 31,	2014			2013
	Group		Retirement	Group		Retirement
	Retirement	Fixed	Income	Retirement	Fixed	Income
(in millions)	Products(a)	Annuities	Solutions	Products(a)	Annuities	Solutions
No surrender charge(b)	$61,751	$34,396	$1,871	$60,962	$30,906	$2,065
0% - 2%	1,648	2,736	17,070	1,508	2,261	16,839
Greater than 2% - 4%	1,657	2,842	4,254	1,967	4,349	2,734
Greater than 4%	5,793	12,754	26,165	5,719	16,895	19,039
Non-surrenderable	770	3,464	151	315	2,758	67
Total reserves	$71,619	$56,192	$49,511	$70,471	$57,169	$40,744

(a) Excludes mutual fund assets under management of $14.6 billion and $15.1 billion at December 31, 2014 and 2013, respectively.

(b) Group Retirement Products in this category include reserves of approximately $6.2 billion at both December 31, 2014 and 2013 that are subject to 20 percent annual withdrawal limitations.

Item 7 / results of operations / consumer insurance

The following table presents surrender rates for deferred annuities by product line:

Years Ended December 31,
	2014	2013	2012
Surrenders as a percentage of average account value
Fixed Annuities	7.0%	6.6%	6.3%
Retirement Income Solutions	7.1	8.7	10.3
Group Retirement	11.6	9.0	8.7

Life Results

The following table presents Life results:

Years Ended December 31,				Percentage Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Premiums	$2,679	$2,737	$2,804	(2)%	(2)%
Policy fees	1,443	1,391	1,370	4	2
Net investment income	2,199	2,269	2,283	(3)	(1)
Benefits and expenses:
Policyholder benefits and losses incurred	3,771	3,568	3,601	6	(1)
Interest credited to policyholder account balances	507	542	511	(6)	6
Amortization of deferred policy acquisition costs	321	360	400	(11)	(10)
Non deferrable insurance commissions	257	272	314	(6)	(13)
General operating expenses	885	849	895	4	(5)
Pre-tax operating income	$580	$806	$736	(28)	10

Life pre-tax OPERATING INCOME (in millions)

2014 and 2013 Comparison

Pre-tax operating income decreased in 2014 compared to 2013, primarily due to increases in policyholder benefit reserves, lower net investment income and higher general operating expenses. Updates of actuarial assumptions also decreased pre-tax operating income by $119 million in 2014 compared to $80 million in 2013.  The assumption updates in 2014 included $87 million of loss recognition expense to increase reserves for certain long-term care business. These decreases were partially offset by a $28 million increase in pre-tax operating income in 2014 compared to 2013, due to a 2013 increase in equity-indexed universal life reserves, which was reflected in Interest credited to policyholder account balances.

Item 7 / results of operations / consumer insurance

Overall, mortality experience for 2014 was similar to 2013 and within pricing assumptions. Policyholder benefit expense in 2014 included an increase of approximately $104 million to the estimated reserves for IBNR death claims, which reflected continuing efforts to identify deceased insureds and their beneficiaries who have not presented a valid claim, pursuant to the 2012 resolution of a multi-state audit and market conduct examination. The 2014 increase in the IBNR reserve was related primarily to a legacy block of in-force and lapsed small face amount policies, for which the personal data elements to effect a match against the Social Security Death Master File are unavailable or incomplete, such as full legal name, date of birth or Social Security number. In 2014, in the process of reviewing these policies as required under the terms of the regulatory agreement, we have refined our estimate of the ultimate cost of these claims. The $104 million reserve increase in 2014 was in addition to amounts previously provided for IBNR claims in 2011 and 2012, which totaled $259 million. While we believe that we are adequately reserved for such claims, there can be no assurance that the ultimate cost will not vary from the current estimate.

Net investment income decreased in 2014 compared to 2013, primarily due to lower income from alternative investments and lower yields on the base portfolio due to investment of portfolio cash flows at rates below the weighted average yield of the existing portfolio. See Investments – Life Insurance Companies for additional discussion of the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Life business.

General operating expenses increased in 2014 compared to 2013 primarily due to strategic investments in technology and service platforms in the U.S. and Japan.

2013 and 2012 Comparison

Pre-tax operating income increased in 2013 compared to 2012, primarily due to additional expenses recorded in 2012, which included $67 million of loss recognition reserves for long-term care products, $57 million of additional IBNR claim reserves and an $11 million regulatory assessment related to the resolution of multi-state regulatory examinations of death claims practices, and an accrual of $20 million from consolidation of certain life operations and administrative systems. The increase in pre-tax operating income in 2013 due to the absence of these prior year expenses was partially offset by a $28 million increase in equity indexed universal life reserves in 2013, as well as a higher net negative adjustment of $80 million in 2013, compared to $43 million in 2012, to update certain gross profit assumptions used to amortize DAC and related items for universal life products.

Net investment income in 2013 decreased slightly compared to 2012, due to the absence of ML II fair value gains recognized in 2012 and reinvestment of investment proceeds at lower rates, partially offset by higher income from alternative investments.

General operating expenses decreased in 2013 compared to 2012 primarily due to operational efficiencies driven by technology improvements and process consolidation efforts.

Spread Management

Disciplined pricing on new business is used to continue to pursue new sales of life products at targeted net investment spreads in a low interest rate environment. Life has a dynamic product management process to ensure that new business offerings appropriately reflect the current interest rate environment. To the extent that Life cannot achieve targeted net investment spreads on new business, products are re-priced or no longer sold. Additionally, where appropriate, existing products with higher minimum rate guarantees have been re-filed with lower crediting rates as permitted under state insurance laws for new sales.  Universal life insurance interest rate guarantees are generally 2 to 3 percent on new non-indexed products and zero to 2 percent on new indexed products, and are designed to be sufficiently low to meet targeted net investment spreads.

In-force Management. Crediting rates for in-force policies are adjusted in accordance with contractual provisions that were designed to allow crediting rates to be reset subject to minimum crediting rate guarantees.

Item 7 / results of operations / consumer insurance

The following table presents universal life account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
December 31, 2014		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Universal life insurance
1%	$83	$-	$6	$89
> 1% - 2%	34	112	211	357
> 2% - 3%	516	416	1,372	2,304
> 3% - 4%	2,119	516	1,157	3,792
> 4% - 5%	4,039	189	-	4,228
> 5% - 5.5%	331	-	-	331
Total	$7,122	$1,233	$2,746	$11,101
Percentage of total	64%	11%	25%	100%

Life Premiums and Deposits

Premiums for Life represent amounts received on traditional life insurance policies and group benefit policies. Premiums and deposits for Life is a non‑GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life premiums and deposits to GAAP premiums:

Years Ended December 31,
(in millions)	2014	2013	2012
Premiums and deposits	$4,806	$4,862	$4,864
Deposits	(1,532)	(1,541)	(1,531)
Other	(595)	(584)	(529)
Premiums	$2,679	$2,737	$2,804

The decrease in Life premiums in 2014 compared to 2013 was primarily due to the non-renewal of certain group benefit accounts and the strengthening of the U.S. dollar against the Japanese yen, partially offset by solid growth in Japan premiums excluding the effect of foreign exchange.  The decrease in premiums for 2013 compared to 2012 was the result of the run-off of an older block of traditional life in the U.S. and the strengthening of the U.S. dollar against the Japanese yen, which exceeded the increase from new sales of traditional products.

Premiums and deposits decreased in 2014 compared to 2013, due to the decrease in premiums, and were consistent in 2013 with 2012.

Item 7 / results of operations / consumer insurance

Personal Insurance Results

The following table presents Personal Insurance results:

Years Ended December 31,				Percentage Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Underwriting results:
Net premiums written	$12,412	$12,700	$13,302	(2)%	(5)%
Increase in unearned premiums	(442)	(323)	(199)	(37)	(62)
Net premiums earned	11,970	12,377	13,103	(3)	(6)
Losses and loss adjustment expenses incurred	6,488	7,025	7,764	(8)	(10)
Acquisition expenses:
Amortization of deferred policy acquisition costs	2,092	2,203	2,047	(5)	8
Other acquisition expenses	1,165	1,044	1,273	12	(18)
Total acquisition expenses	3,257	3,247	3,320	-	(2)
General operating expenses	2,220	2,292	2,297	(3)	-
Underwriting income (loss)	5	(187)	(278)	NM	33
Net investment income	394	455	477	(13)	(5)
Pre-tax operating income	$399	$268	$199	49%	35%

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (in millions)

2014 and 2013 Comparison

Pre‑tax operating income increased in 2014 compared to 2013, primarily due to a decrease in current accident year losses and lower general operating expenses, partially offset by higher catastrophe losses and lower net favorable prior year loss reserve development, higher acquisition expenses and a decrease in net investment income. Catastrophe losses were $126 million in 2014, compared to $77 million in 2013. The accident year losses include severe losses of approximately $54 million in 2014 compared to $17 million in 2013. Net favorable loss reserve development was $77 million in 2014 compared to $155 million in 2013, and included approximately $7 million of favorable loss reserve development from Storm Sandy compared to $41 million in 2013. Foreign exchange did not have a significant impact on the pre-tax operating income compared to 2013.

Acquisition expenses  increased in 2014 compared to 2013, primarily due to the change in business mix and higher costs in growth-targeted lines of business, partially offset by the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen. Direct marketing expenses, excluding commissions, for 2014 were $392 million, compared to

Item 7 / results of operations / consumer insurance

$440 million in 2013. These expenses, while not deferrable, are expected to generate business that has an average expected overall persistency of approximately five years and, in Japan, where the majority of the expenses are incurred, approximately nine years. Excluding the impact of foreign exchange, direct marketing expenses decreased by approximately $24 million in 2014 compared to 2013. Direct marketing accounted for approximately 17 percent of net premiums written in both 2014 and 2013.

General operating expenses  decreased in 2014 compared to 2013. Excluding the effect of foreign exchange, general operating expenses remained flat, as efficiencies from organizational realignment initiatives were offset by increased technology-related expenses.

Net investment income decreased in 2014 compared to 2013, primarily due to a decrease in interest rates during 2014, as yields on new purchases were lower than the weighted average yield of the overall portfolio, lower income on alternative investments, and lower income associated with investments accounted for under the fair value option method as an increase related to the PICC P&C rights offerings was more than offset by a decrease from fixed maturity investments accounted for under the fair value option. These were partially offset by the effect of continued portfolio diversification. Additionally, the decrease in allocated net investment income was also due to a reduction in net loss reserves.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

2013 and 2012 Comparison

Pre‑tax operating income increased in 2013 compared to 2012, primarily due to a lower underwriting loss, partially offset by a decrease in net investment income. Underwriting results improved primarily due to lower catastrophe losses and higher net favorable loss reserve development, coupled with lower acquisition expenses. Catastrophe losses in 2013 were $77 million, compared to $382 million in 2012. Net favorable loss reserve development was $155 million in 2013, compared to $20 million in 2012. Additionally, 2013 included approximately $41 million of favorable loss reserve development from Storm Sandy. Foreign exchange did not have a significant impact on pre-tax operating income compared to 2012.

Acquisition expenses decreased in 2013 compared to 2012, primarily due to the change in business mix, partially offset by increased costs in growth‑targeted lines of business. Direct marketing expenses, excluding commissions, for 2013 were $440 million, compared to $452 million in 2012. Excluding the effect of foreign exchange, direct marketing expenses increased by approximately $46 million in 2013 compared to 2012.

General operating expenses decreased slightly in 2013 compared to 2012, primarily due to reduced costs of strategic initiatives, technology-related and infrastructure expenses. These were largely offset by the increase in employee incentive plan expenses, which reflected the alignment of employee performance with the overall performance of the organization, including our stock performance, and accelerated vesting provisions for retirement-eligible individuals in the 2013 share-based plan, as well as the strategic expansion into growth economy nations.

Net investment income decreased in 2013 compared to 2012, primarily due to a change in allocated investment income as a result of lower net loss reserves from a change in the business mix.

Personal Insurance Net Premiums Written

The following table presents Personal Insurance net premiums written by major line of business:

Years Ended December 31,				Percentage Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Accident & Health	$5,441	$5,714	$6,089	(5)%	(6)%
Personal Lines	6,971	6,986	7,213	-	(3)
Total Personal Insurance net premiums written	$12,412	$12,700	$13,302	(2)%	(5)%

Item 7 / results of operations / consumer insurance

Personal Insurance (in millions)

2014 and 2013 Comparison

Personal Insurance net premiums written decreased in 2014, compared to 2013, primarily due to the impact of foreign exchange as the U.S. dollar strengthened against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased in 2014 compared to 2013 as the business continued to grow through multiple product and distribution channels, including direct marketing.

A&H  net premiums written decreased in 2014 compared to 2013. The decrease was primarily due to our focus on maintaining underwriting discipline in certain classes of business in the U.S., partially offset by growth in Japan and Latin America.

Personal Lines  net premiums written, excluding the effect of foreign exchange, increased in 2014 compared to 2013. The increase was primarily due to increased rates and improved retention in AIG Private Client Group and continued growth of automobile business outside of Japan, partially offset by declines in the U.S. warranty service programs.

2013 and 2012 Comparison

Personal Insurance net premiums written decreased in 2013, compared to 2012, primarily due to the impact of foreign exchange as the U.S. dollar strengthened against the Japanese yen. Excluding the impact of foreign exchange, net premiums written increased in 2013 compared to 2012 as the business continued to build momentum through multiple distribution channels.

A&H net premiums written, excluding the effect of foreign exchange, increased slightly in 2013 compared to 2012, primarily due to our focused strategy to grow sales through the direct marketing distribution channel, individual A&H in Asia Pacific, and the travel business which continued to increase in most geographies across the globe.

Personal Lines net premiums written, excluding the effects of foreign exchange, increased in 2013 compared to 2012. The increases were driven by growth in AIG Private Client Group and the warranty service programs, automobile products and the continued execution of our strategic initiative to grow higher value lines of business. In addition, the impact of excess of loss ceded premiums and of the catastrophe bond issuances reduced net premiums written by $58 million compared to 2012.

Item 7 / results of operations / consumer insurance

Personal Insurance Net Premiums Written by Region

The following table presents Personal Insurance net premiums written by region:

				Percentage Change in		Percentage Change in
Years Ended December 31,				U.S. dollars		Original Currency
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
Americas	$3,824	$3,794	$3,779	1%	-%	4%	2%
Asia Pacific	6,516	6,893	7,714	(5)	(11)	1	2
EMEA	2,072	2,013	1,809	3	11	2	10
Total net premiums written	$12,412	$12,700	$13,302	(2)%	(5)%	2%	3%

Personal insurance NET PREMIUMS WRITTEN by Region (in millions)

2014 and 2013 Comparison

Americas net premiums written increased in 2014 compared to 2013, primarily due to an increase in all product lines in our Latin America operations and growth in U.S. personal property and automobile businesses. These were partially offset by a decrease in U.S. A&H due to our continued focus on maintaining underwriting discipline.

Asia Pacific net premiums written decreased in 2014 compared to 2013, primarily due to the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased, primarily due to production increases in Japan A&H and in property and automobile business outside of Japan.

EMEA net premiums written increased in 2014 compared to 2013, due to growth in the automobile business and warranty service programs, partially offset by a decrease in the A&H business.

2013 and 2012 Comparison

Americas net premiums written increased in 2013 compared to 2012, primarily due to continued growth in property, the AIG Private Client Group and rate actions related to the warranty retail program. This was partially offset by the effect of the timing of catastrophe bond reinsurance transactions.

Asia Pacific net premiums written decreased in 2013 compared to 2012, primarily due to the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased primarily due to our focused strategy to grow sales through the direct marketing distribution channel. The expansion of business in Asia Pacific countries outside of Japan was driven by an increase in individual personal accident insurance and personal lines products.

Item 7 / results of operations / consumer insurance

EMEA net premiums written increased in 2013 compared to 2012, due to growth in all lines of Personal Insurance.

Personal Insurance Underwriting Ratios

The following tables present the Personal Insurance combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

				Increase (Decrease)
Years Ended December 31,	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Loss ratio	54.2	56.8	59.3	(2.6)	(2.5)
Catastrophe losses and reinstatement premiums	(1.1)	(0.7)	(3.0)	(0.4)	2.3
Prior year development net of premium adjustments	0.7	1.3	0.2	(0.6)	1.1
Net reserve discount benefit	-	-	-	-	-
Accident year loss ratio, as adjusted	53.8	57.4	56.5	(3.6)	0.9
Acquisition ratio	27.2	26.2	25.3	1.0	0.9
General operating expense ratio	18.5	18.5	17.5	-	1.0
Expense ratio	45.7	44.7	42.8	1.0	1.9
Combined ratio	99.9	101.5	102.1	(1.6)	(0.6)
Catastrophe losses and reinstatement premiums	(1.1)	(0.7)	(3.0)	(0.4)	2.3
Prior year development net of premium adjustments	0.7	1.3	0.2	(0.6)	1.1
Net reserve discount benefit	-	-	-	-	-
Accident year combined ratio, as adjusted	99.5	102.1	99.3	(2.6)	2.8

Personal Insurance ratios

Item 7 / results of operations / consumer insurance

The following tables present Personal Insurance accident year catastrophe and severe losses by region and the number of events:

Catastrophes*

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Year Ended December 31, 2014
Flooding	-	$-	$-	$-	$-
Windstorms and hailstorms	14	51	46	-	97
Tropical cyclone	4	9	19	-	28
Earthquakes	1	1	-	-	1
Reinstatement premiums		-	-	-	-
Total catastrophe-related charges	19	$61	$65	$-	$126
Year Ended December 31, 2013
Flooding	7	$26	$-	$2	$28
Windstorms and hailstorms	2	11	-	5	16
Tropical cyclone	-	-	33	-	33
Total catastrophe-related charges	9	$37	$33	$7	$77
Year Ended December 31, 2012
Flooding	-	$-	$-	$-	$-
Windstorms and hailstorms	9	12	18	-	30
Tropical cyclone	3	343	9	-	352
Drought	-	-	-	-	-
Reinstatement premiums		-	-	-	-
Total catastrophe-related charges	12	$355	$27	$-	$382

*    Catastrophes are generally weather or seismic events having a net impact on Personal Insurance in excess of $10 million each.

Severe Losses*

Years Ended December 31,	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
2014	4	$50	$4	$-	$54
2013	1	$17	$-	$-	$17
2012	4	$13	$20	$-	$33

*    Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

2014 and 2013 Comparison

The combined ratio decreased by 1.6 points in 2014 compared to 2013, primarily due to a lower loss ratio, partially offset by a higher acquisition ratio as discussed below.

The accident year combined ratio, as adjusted, decreased by 2.6 points in 2014 compared to 2013, primarily due to an improved accident year loss ratio, as adjusted.

The accident year loss ratio, as adjusted, decreased by 3.6 points in 2014 compared to 2013, as a result of improvements across all lines of business. The lower losses associated with a warranty retail program were largely offset by an increase in the related profit sharing arrangement, which increased the acquisition ratio in 2014 compared to 2013. The severe losses of $54 million, resulting largely from four fire claims, accounted for 0.5 points of the accident year loss ratio, as adjusted, in 2014.

The general operating expense ratio remained unchanged in 2014 compared to 2013, reflecting the impact of efficiencies from organizational realignment initiatives, offset by increased technology-related expenses.

Item 7 / results of operations / consumer insurance

2013 and 2012 Comparison

The combined ratio decreased by 0.6 points in 2013 compared to 2012, primarily due to a lower loss ratio, partially offset by higher acquisition and expense ratios as discussed below.

The accident year combined ratio, as adjusted, increased by 2.8 points in 2013 compared to 2012.

The accident year loss ratio, as adjusted, increased by 0.9 points in 2013 compared to 2012, primarily due to the effect of higher losses associated with a warranty retail program, group accident, and travel business in the U.S. and Canada, which in the aggregate increased the loss ratio by 1.7 points. This was partially offset by improvements in automobile and personal property, as a result of rate and underwriting actions taken in 2013 and prior years. The higher losses associated with the warranty retail program were largely offset by a decrease in the related profit sharing arrangement reflected in acquisition costs.

The acquisition ratio increased by 0.9 points in 2013 compared to 2012, primarily due to the combined effect of lower net premiums earned base, change in business mix and higher costs in growth-targeted lines of business. This was partially offset by a decrease in a profit sharing arrangement associated with the warranty retail program noted above.

The general operating expense ratio increased by 1.0 point in 2013 compared to 2012, primarily due to the increase in employee incentive compensation expense, partially offset by lower infrastructure project costs.

Corporate and Other

Corporate and Other Results

The following table presents AIG’s Corporate and Other results:

Years Ended December 31,				Percentage Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Corporate and Other pre-tax operating loss:
Direct Investment book	$1,241	$1,448	$1,215	(14)%	19%
Global Capital Markets	359	625	557	(43)	12
Run-off insurance Lines	(445)	403	(135)	NM	NM
Other businesses	236	(97)	(87)	NM	(11)
AIG Parent and Other:
Equity in pre-tax operating earnings of AerCap(b)	434	-	-	NM	NM
Fair value earnings on PICC Group shares(c)	37	-	-	NM	NM
Corporate expenses, net:
Other income (expense), net	128	90	149	42	(40)
General operating expenses	(1,146)	(1,115)	(1,054)	(3)	(6)
Total Corporate expenses, net	(1,018)	(1,025)	(905)	1	(13)
Severance expense(a)	-	(265)	-	NM	NM
Interest expense	(1,233)	(1,412)	(1,597)	13	12
Total AIG Parent and Other operating loss	(1,780)	(2,702)	(2,502)	34	(8)
Retained interests:
Change in fair value of AIA securities,
including realized gain in 2012	-	-	2,069	NM	NM
Change in fair value of ML III	-	-	2,888	NM	NM
Consolidation and eliminations	1	4	-	(75)	NM
Total Corporate and Other pre-tax operating income (loss)	(388)	(319)	4,005	(22)	NM

(a) Includes $263 million of severance expense attributable to Property Casualty and Personal Insurance operating segments.

(b) Represents our share of AerCap’s pre-tax operating income, which excludes certain post-acquisition transaction expenses incurred by AerCap in connection with its acquisition of ILFC and the difference between expensing AerCap’s maintenance rights assets over the remaining lease term as compared to the remaining economic life of the related aircraft.

Item 7 / results of operations / Corporate and other

(c)  During 2014, the Life Insurance Companies sold their investment in PICC Group to AIG Parent.

Direct Investment Book Results

2014 and 2013 Comparison

DIB pre-tax operating income decreased in 2014 compared to 2013 primarily due to lower fair value appreciation on asset-backed security (ABS) collateralized debt obligations (CDOs) and declines in net credit valuation adjustments on assets and liabilities for which the fair value option was elected, partially offset by lower interest expense on borrowings resulting from redemptions and repurchases of DIB debt in 2014.

Fair value appreciation on ABS CDOs was $789 million and $954 million in 2014 and 2013, respectively. The fair value appreciation on the ABS CDOs was higher in 2013, driven primarily by improved collateral pricing due to more significant improvements in home price indices and amortization of the underlying collateral.

Net credit valuation adjustment gains of $291 million and $444 million were recognized in 2014 and 2013, respectively. The decrease resulted primarily from lower gains on assets due to more significant widening of counterparty credit spreads in 2014 compared to 2013.

2013 and 2012 Comparison

DIB pre-tax operating income increased in 2013 compared to 2012 primarily due to fair value appreciation on ABS CDOs that were acquired in the fourth quarter of 2012, partially offset by a decline in net credit valuation adjustments on assets and liabilities for which the fair value option was elected.

Fair value appreciation on ABS CDOs was $954 million in 2013 driven primarily by improved collateral pricing due to improvements in home price indices and amortization of the underlying collateral.

Net credit valuation adjustment gains of $444 million and $789 million were recognized in 2013 and 2012, respectively. The decrease resulted primarily from a decline in the portfolio size due to sales and maturities as well as lower gains on assets due to less significant tightening of counterparty credit spreads, partially offset by lower losses on liabilities due to less significant tightening of AIG’s credit spreads in 2013 compared to 2012.

The following table presents credit valuation adjustment gains (losses) for the DIB (excluding intercompany transactions):

Years Ended December 31,
(in millions)	2014	2013	2012
Counterparty Credit Valuation Adjustment on Assets:
Other bond securities	$322	$488	$1,401
Loans and other assets	-	10	29
Increase in assets	322	498	1,430
AIG's Own Credit Valuation Adjustment on Liabilities:
Notes and bonds payable	(29)	(88)	(526)
Guaranteed Investment Agreements	(1)	41	(81)
Other liabilities	(1)	(7)	(34)
Increase in liabilities	(31)	(54)	(641)
Net increase to pre-tax operating income	$291	$444	$789
103

Item 7 / results of operations / Corporate and other

Global Capital Markets Results

2014 and 2013 Comparison

GCM’s pre-tax operating income decreased in 2014 compared to 2013 primarily due to declines in unrealized market valuation gains related to the super senior credit default swap (CDS) portfolio and declines in net credit valuation adjustments on derivative assets and liabilities, partially offset by gains realized upon unwinding certain positions and a decrease in operating expenses. As previously disclosed in prior quarters, a state regulatory agency has requested additional information relating to the unwinding of a position on which we realized gains of $196 million in 2014.

Unrealized market valuation gains on the CDS portfolio of $256 million and $550 million were recognized in 2014 and 2013, respectively. The decline resulted primarily from amortization and price movements within the CDS portfolio.

Net credit valuation adjustment losses of $98 million were recognized in 2014 compared to net credit valuation adjustment gains of $195 million in the prior year. The decline resulted primarily from the recognition of credit valuation losses on derivative assets in 2014 due to higher exposure of uncollateralized derivative assets compared to credit valuation gains on uncollateralized derivative assets in the prior year due to the tightening of counterparty credit spreads.

2013 and 2012 Comparison

GCM’s pre-tax operating income increased in 2013 compared to 2012 primarily due to an improvement in net credit valuation adjustments on derivative assets and liabilities, partially offset by a decline in unrealized market valuation gains related to the super senior CDS portfolio and an increase in operating expenses.

Net credit valuation adjustment gains of $195 million were recognized in 2013 compared to net credit valuation adjustment losses of $30 million in 2012. The improvement resulted primarily from lower losses on derivative liabilities due to less significant tightening of AIG’s credit spreads in 2013 compared to 2012 and higher gains on derivative assets due to more significant tightening of counterparty credit spreads in 2013 compared to 2012.

Unrealized market valuation gains on the CDS portfolio of $550 million and $617 million were recognized in 2013 and 2012, respectively. The decline resulted primarily from amortization, price movements, terminations and maturities within the CDS portfolio.

Run-off Insurance Lines Results

2014 and 2013 Comparison

Run-off insurance lines reported a pre-tax operating loss of $445 million in 2014 compared to income of $403 million in 2013, primarily as a result of a $407 million charge from a decrease in reserve discount in 2014 compared to a $631 million benefit from an increase in discount in 2013. This discounting-related charge was partially offset by a $98 million decrease in net adverse prior year loss reserve development and an improvement in current accident year loss experience, particularly in the environmental liability business (2004 and prior). The discount charge was primarily due to the decline in risk free rates during 2014 used under Pennsylvania and Delaware prescribed or permitted practices, change in payout pattern assumptions, including the effect of commutations and accelerated settlements for the certain Excess Workers’ Compensation reserves, as well as accretion. See Insurance Reserves - Discounting of Reserves for additional information.

2013 and 2012 Comparison

Run-off insurance lines reported pre-tax operating income of $403 million in 2013 compared to a loss of $135 million in 2012, primarily as a result of a $631 million benefit in reserve discount compared to a $37 million charge in 2012, partially offset by a $98 million increase in net adverse prior year loss reserve development. The discount benefit was primarily due the use of permitted practices from state regulators to use payout patterns specific to the excess workers compensation reserves and a discount rate based on the forward U.S Treasury curve plus a liquidity premium (as opposed to the previously prescribed discount factors.

Item 7 / results of operations / Corporate and other

Other Businesses

2014 and 2013 Comparison

Other businesses’ pre-tax operating income improved in 2014 compared to 2013 due to an increase in gains on investments in life settlements resulting from higher net death benefits.

2013 and 2012 Comparison

Other businesses’ pre-tax operating loss in 2013 was essentially flat compared to 2012.

AIG Parent and Other Results

2014 and 2013 Comparison

AIG Parent and Other’s pre‑tax operating losses decreased in 2014 compared to 2013 primarily due to our share of AerCap’s pre-tax operating income, which is accounted for under the equity method, and lower interest expense from ongoing debt management activities described in Liquidity and Capital Resources, partially offset by an increase in general operating expenses.

General operating expenses increased in 2014 compared to 2013 as a result of centralizing processes to lower-cost locations and increased costs related to investments in technology.

2013 and 2012 Comparison

AIG Parent and Other reported an increase in pre-tax operating losses in 2013 compared to 2012 primarily due to severance charges and higher general operating expenses. These increases were partially offset by lower interest expense due to various debt management activities described in Liquidity and Capital Resources.

General operating expenses increased in 2013 compared to 2012 due to higher incentive compensation costs. In addition, 2012 included reductions in expenses of $211 million resulting from the decrease in the estimate of the liability for the Department of the Treasury’s underwriting fees in connection with sales of AIG Common Stock.

Retained Interests

Change in Fair Value of AIA Securities Prior to Their Sale

We sold our remaining 33 percent interest in AIA ordinary shares for proceeds of $14.5 billion and a net gain of $2.1 billion through three sale transactions on March 7, September 11, and December 20, 2012.

Change in Fair Value of ML III Prior to Liquidation

The gains attributable to AIG’s interest in ML III for 2012 were based in part on the completion of the final auction of ML III assets by the FRBNY, in the third quarter of 2012.

Item 7 / INVESTMENTS

Investments

Overview

Our investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the respective business models for Non-Life Insurance Companies, Life Insurance Companies, and AIG Parent including the DIB. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus to support the insurance products. The majority of assets backing our insurance liabilities consist of intermediate and long duration fixed maturity securities.

Investments Highlights in 2014

•          A decrease in interest rates on investment grade fixed maturity securities, partially offset by the widening of spreads, resulted in net unrealized gains in the investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $19.0 billion as of December 31, 2014 from approximately $11.7 billion as of December 31, 2013.

•          We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in commercial mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•          Net investment income benefitted from positive performance on fixed maturity securities for which we elected the fair value option, primarily driven by lower interest rates as well as income on alternative investments, which continued to benefit from equity market performance.

•          Blended investment yields on new Non-Life and Life Insurance Companies’ investments were lower than blended rates on investments that were sold, matured or called.

•          Other-than-temporary impairments remained at low levels.

•          The sale of ILFC to AerCap resulted in AIG receiving a 46 percent ownership interest in the outstanding common stock of AerCap, which is included in Other invested assets and accounted for under the equity method.

Investment Strategies

Investment strategies are based on considerations that include the local and general market conditions, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification.

Some of our key investment strategies are as follows:

•    Fixed maturity securities held by the U.S. insurance companies included in Non-Life Insurance Companies consist of a mix of instruments that meet our current risk-return, tax, liquidity, credit quality and diversification objectives.

•    Outside of the U.S., fixed maturity securities held by Non-Life Insurance Companies consist primarily of intermediate duration high-grade securities generally denominated in the currencies of the countries in which we operate.

•    While more of a focus is placed on asset-liability matching in Life Insurance Companies, our fundamental strategy across all of our investment portfolios is to match the duration characteristics of the liabilities with assets of comparable duration, to the extent practicable.

•    AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. AIG Parent’s liquidity sources are held in the form of cash, short-term investments and publicly traded, intermediate term investment-

Item 7 / INVESTMENTS

grade rated fixed maturity securities. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, intermediate term, investment-grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements.  These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity.

Investments by Legal Entity

The following tables summarize the composition of AIG's investments by legal entity:

	Non-Life	Life		Consolidations
	Insurance	Insurance	Corporate	and
(in millions)	Companies	Companies	and Other	Eliminations	Total
December 31, 2014
Fixed maturity securities:
Bonds available for sale, at fair value	$92,942	$164,527	$5,933	$(3,543)	$259,859
Other bond securities, at fair value	1,733	2,785	15,634	(440)	19,712
Equity securities:
Common and preferred stock available for sale, at fair value	4,241	150	4	-	4,395
Other Common and preferred stock, at fair value	495	-	554	-	1,049
Mortgage and other loans receivable, net of allowance	6,686	20,874	704	(3,274)	24,990
Other invested assets	10,372	11,916	12,109	121	34,518
Short-term investments	4,154	2,131	5,827	(869)	11,243
Total investments*	120,623	202,383	40,765	(8,005)	355,766
Cash	1,191	451	116	-	1,758
Total invested assets	$121,814	$202,834	$40,881	$(8,005)	$357,524
December 31, 2013
Fixed maturity securities:
Bonds available for sale, at fair value	$97,202	$158,225	$7,282	$(4,435)	$258,274
Other bond securities, at fair value	1,995	2,406	18,558	(336)	22,623
Equity securities:
Common and preferred stock available for sale, at fair value	3,574	80	2	-	3,656
Other Common and preferred stock, at fair value	198	538	98	-	834
Mortgage and other loans receivable, net of allowance	4,088	19,209	850	(3,382)	20,765
Other invested assets	9,339	13,026	6,398	(104)	28,659
Short-term investments	5,420	6,462	10,882	(1,147)	21,617
Total investments*	121,816	199,946	44,070	(9,404)	356,428
Cash	1,496	584	161	-	2,241
Total invested assets	$123,312	$200,530	$44,231	$(9,404)	$358,669

*    At December 31, 2014, approximately 90 percent and 10 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 89 percent and 11 percent, respectively, at December 31, 2013.

The following table presents the components of Net Investment Income:

Years Ended December 31,
(in millions)	2014	2013	2012
Interest and dividends	$13,246	$13,199	$13,544
Alternative investments	2,624	2,803	1,769
Other investment income*	726	356	5,634
Investment expenses	(517)	(548)	(604)
Total net investment income	$16,079	$15,810	$20,343

* Includes changes in fair value of certain fixed maturity securities where the fair value option has been elected and which are used to economically hedge the interest rate risk in GMWB embedded derivatives. For the years ended December 31, 2014, 2013 and 2012, the net investment income (loss) recorded on these securities was $260 million, $(161) million and $37 million, respectively.

Net investment income for 2014 increased compared to 2013 primarily due to positive performance on bonds where we elected the fair value option, driven by movements in interest rates, partially offset by lower income on alternative investments

Item 7 / INVESTMENTS

due to equity market performance and lower reinvestment yields on our fixed maturity securities portfolio due to the low interest rate environment.

Net investment income for 2013 decreased compared to 2012 primarily due to fair value gains from our investments in ML II, ML III and AIA prior to their sale in 2012.

Non-Life Insurance Companies

For the Non-Life Insurance Companies, the duration of liabilities for long-tail casualty lines is greater than that of other lines. As a result, the investment strategy within the Non-Life Insurance Companies focuses on growth of surplus and preservation of capital, subject to liability and other business considerations.

The Non-Life Insurance Companies invest primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies and also invest in structured securities collateralized by, among other assets, residential and commercial real estate and commercial mortgage loans. While invested assets backing reserves of the Non-Life Insurance Companies are primarily invested in conventional fixed maturity securities, we have continued to allocate a portion of our investment activity into asset classes that offer higher yields, particularly in the domestic operations. In addition, we continue to invest in both fixed rate and floating rate investments for their risk-return attributes, as well as to manage our exposure to potential changes in interest rates. This asset diversification has maintained stable average yields while the overall credit ratings of our fixed maturity securities were largely unchanged. We expect to continue to pursue this investment strategy to meet the Non-Life Insurance Companies’ liquidity, duration and credit quality objectives as well as current risk‑return and tax objectives.

In addition, the Non-Life Insurance Companies seek to enhance returns through investments in a diversified portfolio of private equity funds and hedge funds. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields and have provided added diversification to the broader portfolio.  The Non-Life Insurance Companies’ investment portfolio also includes, to a lesser extent, equity securities and other yield-enhancing investments.

With respect to non-affiliate over‑the‑counter derivatives, the Non-Life Insurance Companies conduct business with highly rated counterparties and do not expect the counterparties to fail to meet their obligations under the contracts. The Non-Life Insurance Companies have controls in place to monitor credit exposures by limiting transactions with specific counterparties within specified dollar limits and assessing the creditworthiness of counterparties periodically. The Non-Life Insurance Companies generally use ISDA Master Agreements and CSAs with bilateral collateral provisions to reduce counterparty credit exposures.

Fixed maturity investments of the Non-Life Insurance Companies domestic operations, with an average duration of 4.3 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns, as well as taxable municipal bonds, government and agency bonds, and corporate bonds. The majority of these high quality investments are rated A or higher based on composite ratings.

Fixed maturity investments held in the Non-Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, and short to intermediate duration, averaging 3.3 years.

Life Insurance Companies

The investment strategy of the Life Insurance Companies is to maximize net investment income and portfolio value, subject to liquidity requirements, capital constraints, diversification requirements, asset‑liability matching and available investment opportunities.

The Life Insurance Companies use asset‑liability management as a primary tool to monitor and manage risk in their businesses. The Life Insurance Companies fundamental investment strategy is to maintain a diversified, high quality portfolio of fixed maturity securities with the intent to largely match the characteristics of liabilities, including duration, which is a measure of sensitivity to changes in interest rates. The investment portfolio of each product line is tailored to the specific

Item 7 / INVESTMENTS

characteristics of its insurance liabilities, and as a result, certain portfolios are shorter in duration and others are longer in duration.  An extended low interest rate environment may result in a lengthening of liability durations from initial estimates, primarily due to lower lapses.

The Life Insurance Companies invest primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans.

In addition, the Life Insurance Companies seek to enhance returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields. The Life Insurance Companies investment portfolio also includes, to a lesser extent, equity securities and yield enhancing items.

The Life Insurance Companies monitor fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. The Life Insurance Companies frequently review their interest rate assumptions and actively manages the crediting rates used for their new and in-force business. Business strategies continue to evolve to maintain profitability of the overall business in a historically low interest rate environment. The low interest rate environment makes it more difficult to profitably price attractive guaranteed return products and puts margin pressure on existing products, due to the challenge of investing recurring premiums and deposits and reinvesting investment portfolio cash flows in the low rate environment while maintaining satisfactory investment quality and liquidity. In addition, there is investment risk associated with future premium receipts from certain in‑force business. Specifically, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

Fixed maturity investments of the Life Insurance Companies domestic operations, with an average duration of 6.62 years, are comprised of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

Fixed maturity investments held in the Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, and intermediate duration, averaging 12.68 years.

NAIC Designations of Fixed Maturity Securities

The Securities Valuation Office (SVO) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1’ highest quality, or ‘2’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade.  The NAIC has adopted revised rating methodologies for certain structured securities, including non-agency RMBS and CMBS, which are intended to enable a more precise assessment of the value of such structured securities and increase the accuracy in assessing expected losses to better determine the appropriate capital requirement for such structured securities.  These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies.  The following tables summarize the ratings distribution of Life Insurance Companies fixed maturity security portfolio by NAIC Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies.  See Investments – Credit Ratings herein for a full description of the composite AIG credit ratings.

Item 7 / INVESTMENTS

The following table presents the fixed maturity security portfolio of Life Insurance Companies categorized by NAIC Designation, at fair value:

December 31, 2014
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$48,633	$61,428	$110,061	$4,817	$2,372	$237	$136	$7,562	$117,623
Mortgage-backed, asset-backed and collateralized	42,370	1,598	43,968	473	168	170	657	1,468	45,436
Total*	$91,003	$63,026	$154,029	$5,290	$2,540	$407	$793	$9,030	$163,059

*    Excludes $4.3 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within Life Insurance Companies that require a statutory filing.

The following table presents the fixed maturity security portfolio of Life Insurance Companies  categorized by composite AIG credit rating, at fair value:

December 31, 2014
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$48,550	$61,875	$110,425	$4,354	$2,538	$306	$7,198	$117,623
Mortgage-backed, asset-backed and collateralized	26,240	2,893	29,133	1,470	1,613	13,220	16,303	45,436
Total*	$74,790	$64,768	$139,558	$5,824	$4,151	$13,526	$23,501	$163,059

*  Excludes $4.3 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within Life Insurance Companies that require a statutory filing.

Credit Ratings

At December 31, 2014, approximately 90 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 17 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of our foreign entities’ fixed maturity securities portfolio is rated by Moody’s Investors’ Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), or similar foreign rating services. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At December 31, 2014, approximately 17 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately five percent were below investment grade or not rated. Approximately 44 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

Item 7 / INVESTMENTS

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in millions)	2014	2013	2014	2013	2014	2013
Rating:
Other fixed maturity
securities
AAA	$15,463	$17,437	$5,322	$5,510	$20,785	$22,947
AA	36,730	39,478	224	261	36,954	39,739
A	56,693	56,838	242	445	56,935	57,283
BBB	75,607	75,668	250	478	75,857	76,146
Below investment grade	10,651	9,904	303	321	10,954	10,225
Non-rated	1,035	311	-	-	1,035	311
Total	$196,179	$199,636	$6,341	$7,015	$202,520	$206,651
Mortgage-backed, asset-
backed and collateralized
AAA	$24,783	$21,982	$2,313	$3,120	$27,096	$25,102
AA	4,078	3,404	1,549	2,357	5,627	5,761
A	7,606	6,906	494	660	8,100	7,566
BBB	3,813	3,973	620	679	4,433	4,652
Below investment grade	23,376	22,333	8,314	8,683	31,690	31,016
Non-rated	24	40	81	109	105	149
Total	$63,680	$58,638	$13,371	$15,608	$77,051	$74,246
Total
AAA	$40,246	$39,419	$7,635	$8,630	$47,881	$48,049
AA	40,808	42,882	1,773	2,618	42,581	45,500
A	64,299	63,744	736	1,105	65,035	64,849
BBB	79,420	79,641	870	1,157	80,290	80,798
Below investment grade	34,027	32,237	8,617	9,004	42,644	41,241
Non-rated	1,059	351	81	109	1,140	460
Total	$259,859	$258,274	$19,712	$22,623	$279,571	$280,897

Available‑for‑Sale Investments

The following table presents the fair value of our available‑for‑sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2014	2013
Bonds available for sale:
U.S. government and government sponsored entities	$2,992	$3,195
Obligations of states, municipalities and political subdivisions	27,659	29,380
Non-U.S. governments	21,095	22,509
Corporate debt	144,433	144,552
Mortgage-backed, asset-backed and collateralized:
RMBS	37,520	36,148
CMBS	12,885	11,482
CDO/ABS	13,275	11,008
Total mortgage-backed, asset-backed and collateralized	63,680	58,638
Total bonds available for sale*	259,859	258,274

Item 7 / INVESTMENTS

Equity securities available for sale:
Common stock	3,629	3,219
Preferred stock	25	27
Mutual funds	741	410
Total equity securities available for sale	4,395	3,656
Total	$264,254	$261,930

*    At December 31, 2014 and 2013, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $35.1 billion and $32.6 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	December 31,	December 31,
(in millions)	2014	2013
Japan	$5,728	$6,350
Canada	2,181	2,714
Germany	1,315	1,281
Mexico	661	622
United Kingdom	648	510
Netherlands	639	759
Norway	619	682
France	614	1,005
Singapore	545	457
South Korea	465	538
Other	7,682	7,593
Total	$21,097	$22,511

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	December 31, 2014
			Non-			December 31,
		Financial	Financial	Structured		2013
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$614	$1,372	$2,512	$-	$4,498	$5,158
Netherlands	639	1,357	1,819	461	4,276	4,396
Germany	1,315	431	2,375	34	4,155	4,687
Spain	49	407	1,080	21	1,557	1,844
Italy	19	256	957	13	1,245	1,351
Belgium	236	111	626	-	973	842
Ireland	-	-	682	168	850	692
Finland	70	31	134	-	235	281
Luxembourg	-	15	209	19	243	206
Austria	133	12	10	-	155	250
Other Euro-Zone*	703	88	229	2	1,022	902
Total Euro-Zone	$3,778	$4,080	$10,633	$718	$19,209	$20,609
Remainder of Europe
United Kingdom	$648	$3,224	$8,006	$4,198	$16,076	$16,819
Switzerland	101	1,231	1,609	-	2,941	2,898
Sweden	213	653	269	-	1,135	1,605
Norway	619	63	164	-	846	1,057
Russian Federation	150	16	145	-	311	516
Other remainder of Europe	233	128	81	52	494	523
Total remainder of Europe	$1,964	$5,315	$10,274	$4,250	$21,803	$23,418
Total	$5,742	$9,395	$20,907	$4,968	$41,012	$44,027

*    At December 31, 2014, we had no material credit exposure to the government of Greece.

Item 7 / INVESTMENTS

Investments in Municipal Bonds

At December 31, 2014, the U.S. municipal bond portfolio of Non-Life Insurance Companies was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 96 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	December 31, 2014
	State	Local		Total	December 31,
	General	General		Fair	2013
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
California	$742	$888	$3,077	$4,707	$4,295
New York	36	591	3,489	4,116	4,193
Texas	274	1,596	1,486	3,356	4,104
Massachusetts	662	-	755	1,417	1,458
Illinois	115	428	821	1,364	1,377
Washington	497	136	645	1,278	1,380
Florida	183	9	860	1,052	1,130
Virginia	81	80	757	918	980
Georgia	286	159	374	819	954
Arizona	-	101	633	734	836
Washington DC	125	-	482	607	534
Ohio	151	36	417	604	624
Pennsylvania	231	41	265	537	523
All other states	1,190	645	4,315	6,150	6,992
Total(a)(b)	$4,573	$4,710	$18,376	$27,659	$29,380

(a) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(b) Includes $4.0 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	December 31,	December 31,
(in millions)	2014	2013
Financial institutions:
Money Center /Global Bank Groups	$10,682	$11,250
Regional banks — other	543	594
Life insurance	3,575	3,918
Securities firms and other finance companies	422	458
Insurance non-life	5,625	4,899
Regional banks — North America	6,636	6,875
Other financial institutions	8,169	7,900
Utilities	23,705	22,645
Communications	10,316	10,590
Consumer noncyclical	16,792	17,420
Capital goods	8,594	9,082
Energy	12,038	12,072
Consumer cyclical	11,197	10,787

Item 7 / INVESTMENTS

Basic	9,187	9,855
Other	16,952	16,207
Total *	$144,433	$144,552

*    At both December 31, 2014 and December 31, 2013, approximately 93 percent of these investments were rated investment grade.

Investments in RMBS

The following table presents AIG’s RMBS available for sale investments by year of vintage:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2014	2013
Total RMBS
2014	$871	$-
2013	2,724	2,371
2012	2,382	2,375
2011	5,310	5,736
2010	1,596	1,843
2009 and prior*	24,637	23,823
Total RMBS	$37,520	$36,148
Agency
2014	$799	$-
2013	2,625	2,259
2012	2,234	2,164
2011	3,428	3,860
2010	1,571	1,797
2009 and prior	1,753	2,136
Total Agency	$12,410	$12,216
Alt-A
2014	-	-
2013	-	-
2012	-	-
2011	-	-
2010	$26	$37
2009 and prior	12,975	10,894
Total Alt-A	$13,001	$10,931
Subprime
2014	-	-
2013	-	-
2012	-	-
2011	-	-
2010	-	-
2009 and prior	$2,423	$2,386
Total Subprime	$2,423	$2,386
Prime non-agency
2014	$-	$-
2013	8	27
2012	126	202
2011	1,882	1,876
2010	-	9
2009 and prior	7,047	7,944
Total Prime non-agency	$9,063	$10,058
Total Other housing related	$623	$557

*    Includes approximately $13.5 billion and $11.3 billion at December 31, 2014 and 2013, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination.  See Note 6, Investments – Purchase Credit Impaired (PCI) Securities to the Consolidated Financial Statements for additional discussion.

Item 7 / INVESTMENTS

The following table presents our RMBS available for sale investments by credit rating:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2014	2013
Rating:
Total RMBS
AAA	$14,699	$14,833
AA	418	477
A	546	598
BBB	911	1,051
Below investment grade(a)	20,937	19,163
Non-rated	9	26
Total RMBS(b)	$37,520	$36,148
Agency RMBS
AAA	$12,405	$12,210
AA	5	6
Total Agency	$12,410	$12,216
Alt-A RMBS
AAA	$7	$32
AA	33	54
A	85	114
BBB	317	381
Below investment grade(a)	12,559	10,350
Total Alt-A	$13,001	$10,931
Subprime RMBS
AAA	$18	$27
AA	117	117
A	252	233
BBB	207	248
Below investment grade(a)	1,829	1,761
Total Subprime	$2,423	$2,386
Prime non-agency
AAA	$2,076	$2,462
AA	253	288
A	205	248
BBB	351	383
Below investment grade(a)	6,169	6,651
Non-rated	9	26
Total prime non-agency	$9,063	$10,058
Total Other housing related	$623	$557

(a) Includes certain RMBS that had experienced deterioration in credit quality since their origination.  See Note 6, Investments – Purchased Credit Impaired (PCI) Securities to the Consolidated Financial Statements for additional discussion.

(b) The weighted average expected life was six years at December 31, 2014 and seven years at December 31, 2013.

Our underwriting practices for investing in RMBS, other asset‑backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Item 7 / INVESTMENTS

Investments in CMBS

The following table presents our CMBS available for sale investments:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2014	2013
CMBS (traditional)	$11,265	$9,794
Agency	1,372	1,558
Other	248	130
Total	$12,885	$11,482

The following table presents the fair value of our CMBS available for sale investments by rating agency designation and by vintage year:

					Below
					Investment
(in millions)	AAA	AA	A	BBB	Grade	Non-Rated	Total
December 31, 2014
Year:
2014	$1,570	$183	$11	$-	$-	$-	$1,764
2013	2,684	442	91	58	-	-	3,275
2012	1,158	61	28	92	-	12	1,351
2011	1,022	20	37	21	-	-	1,100
2010	161	-	63	-	-	-	224
2009 and prior	958	626	751	843	1,993	-	5,171
Total	$7,553	$1,332	$981	$1,014	$1,993	$12	$12,885
December 31, 2013
Year:
2013	$2,490	$378	$79	$58	$-	$-	$3,005
2012	1,064	57	26	35	-	14	1,196
2011	1,112	19	36	20	-	-	1,187
2010	172	7	-	-	-	-	179
2009 and prior	1,103	819	688	1,115	2,190	-	5,915
Total	$5,941	$1,280	$829	$1,228	$2,190	$14	$11,482

The following table presents our CMBS available for sale investments by geographic region:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2014	2013
Geographic region:
New York	$2,759	$2,110
California	1,305	1,187
Texas	831	718
Florida	562	501
New Jersey	457	436
Virginia	389	373
Illinois	344	317
Pennsylvania	291	236
Georgia	286	240
Massachusetts	247	224
North Carolina	222	204
Maryland	222	195
All Other*	4,970	4,741
Total	$12,885	$11,482
116

Item 7 / INVESTMENTS

*    Includes Non-U.S. locations.

The following table presents our CMBS available for sale investments by industry:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2014	2013
Industry:
Office	$3,652	$3,205
Retail	3,700	3,146
Multi-family*	2,889	2,643
Lodging	1,127	1,023
Industrial	679	621
Other	838	844
Total	$12,885	$11,482

*    Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable throughout 2014. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

	Fair value at	Fair value at
	December 31,	December 31,
(in millions)	2014	2013
Collateral Type:
Bank loans (CLO)	$6,683	$4,613
Other	388	529
Total	$7,071	$5,142

The following table presents our CDO available for sale investments by credit rating:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2014	2013
Rating:
AAA	$1,922	$594
AA	2,135	1,374
A	2,317	2,158
BBB	366	499
Below investment grade	331	517
Total	$7,071	$5,142
117

Item 7 / INVESTMENTS

Commercial Mortgage Loans

At December 31, 2014, we had direct commercial mortgage loan exposure of $18.9 billion. At that date, over 99 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
December 31, 2014
State:
New York	90	$545	$2,111	$285	$148	$68	$215	$3,372	18%
California	115	29	635	389	472	597	469	2,591	14
New Jersey	48	490	353	308	-	30	74	1,255	7
Florida	89	141	192	335	118	137	161	1,084	6
Texas	58	62	482	121	171	187	54	1,077	6
Illinois	24	175	327	26	73	36	-	637	3
Massachusetts	19	-	198	321	-	-	34	553	3
Colorado	18	62	158	48	-	120	101	489	2
Connecticut	23	279	155	5	43	-	-	482	2
Pennsylvania	49	45	89	170	107	16	5	432	2
Other states	349	920	1,140	1,738	494	310	281	4,883	26
Foreign	142	636	678	78	63	176	423	2,054	11
Total*	1,024	$3,384	$6,518	$3,824	$1,689	$1,677	$1,817	$18,909	100%

December 31, 2013
State:
California	142	$30	$804	$429	$515	$366	$697	$2,841	18%
New York	88	662	1,472	243	68	100	152	2,697	17
New Jersey	53	510	326	297	7	31	42	1,213	6
Florida	94	87	170	377	123	137	165	1,059	7
Texas	54	32	184	165	182	150	62	775	5
Connecticut	22	279	143	5	44	-	-	471	3
Pennsylvania	52	47	97	155	110	16	13	438	3
Ohio	44	145	33	188	61	-	3	430	3
Maryland	21	20	139	200	12	4	4	379	2
Massachusetts	17	-	178	158	-	-	34	370	2
Other states	345	666	1,203	1,158	416	525	490	4,458	27
Foreign	63	361	139	-	69	102	393	1,064	7
Total*	995	$2,839	$4,888	$3,375	$1,607	$1,431	$2,055	$16,195	100%

*    Does not reflect allowance for losses.

See Note 7, Lending Activities, to the Consolidated Financial Statements for further discussion.

Item 7 / INVESTMENTS

Impairments

The following table presents impairments by investment type:

Years Ended December 31,
(in millions)	2014	2013	2012
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$180	$173	$723
Equity securities, available for sale	37	14	106
Private equity funds and hedge funds	30	45	221
Subtotal	247	232	1,050
Other impairments:
Investments in life settlements	201	971	309
Other investments	126	112	151
Real estate	8	19	7
Total	$582	$1,334	$1,517

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

Other-than-temporary impairment charges by reportable segment and impairment type:

	Non-Life	Life	Corporate
	Insurance	Insurance	and Other
(in millions)	Companies	Companies	Operations	Total
For the Year Ended December 31, 2014
Impairment Type:
Severity	$3	$-	$-	$3
Change in intent	8	32	-	40
Foreign currency declines	9	10	-	19
Issuer-specific credit events	60	109	-	169
Adverse projected cash flows	5	11	-	16
Total	$85	$162	$-	$247
For the Year Ended December 31, 2013
Impairment Type:
Severity	$6	$-	$-	$6
Change in intent	1	45	2	48
Foreign currency declines	1	-	-	1
Issuer-specific credit events	43	127	-	170
Adverse projected cash flows	1	6	-	7
Total	$52	$178	$2	$232
For the Year Ended December 31, 2012
Impairment Type:
Severity	$35	$9	$-	$44
Change in intent	4	20	38	62
Foreign currency declines	8	-	-	8
Issuer-specific credit events	324	580	27	931
Adverse projected cash flows	1	4	-	5
Total	$372	$613	$65	$1,050
119

Item 7 / INVESTMENTS

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
For the Year Ended December 31, 2014
Impairment Type:
Severity	$-	$-	$-	$-	$3	$3
Change in intent	-	-	-	27	13	40
Foreign currency declines	-	-	-	19	-	19
Issuer-specific credit events	80	9	21	8	51	169
Adverse projected cash flows	16	-	-	-	-	16
Total	$96	$9	$21	$54	$67	$247
For the Year Ended December 31, 2013
Impairment Type:
Severity	$-	$-	$-	$-	$6	$6
Change in intent	1	-	-	46	1	48
Foreign currency declines	-	-	-	1	-	1
Issuer-specific credit events	36	5	50	27	52	170
Adverse projected cash flows	7	-	-	-	-	7
Total	$44	$5	$50	$74	$59	$232
For the Year Ended December 31, 2012
Impairment Type:
Severity	$-	$-	$-	$-	$44	$44
Change in intent	4	-	-	34	24	62
Foreign currency declines	-	-	-	8	-	8
Issuer-specific credit events	433	7	208	24	259	931
Adverse projected cash flows	5	-	-	-	-	5
Total	$442	$7	$208	$66	$327	$1,050

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Other-than-temporary impairment charges by investment type and credit rating:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
For the Year Ended December 31, 2014
Rating:
AAA	$-	$-	$-	$4	$-	$4
AA	3	-	-	2	-	5
A	-	-	-	2	-	2
BBB	2	-	-	11	-	13
Below investment grade	91	5	21	35	-	152
Non-rated	-	4	-	-	67	71
Total	$96	$9	$21	$54	$67	$247
For the Year Ended December 31, 2013
Rating:
AAA	$1	$-	$-	$-	$-	$1
AA	2	-	-	-	-	2
A	1	-	-	-	-	1
BBB	1	-	-	44	-	45
Below investment grade	39	5	50	29	-	123
Non-rated	-	-	-	1	59	60
Total	$44	$5	$50	$74	$59	$232

Item 7 / INVESTMENTS

For the Year Ended December 31, 2012
Rating:
AAA	$-	$-	$-	$2	$-	$2
AA	10	-	-	-	-	10
A	-	2	-	4	-	6
BBB	-	-	-	-	-	-
Below investment grade	432	5	208	26	-	671
Non-rated	-	-	-	34	327	361
Total	$442	$7	$208	$66	$327	$1,050

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the years ended December 31, 2014, 2013 and 2012 related to:

•    issuer-specific credit events;

•    securities for which we have changed our intent from hold to sell;

•    declines due to foreign exchange rates;

•    adverse changes in estimated cash flows on certain structured securities; and

•    securities that experienced severe market valuation declines.

In addition, impairments are recorded on real estate and investments in life settlements.

There was no significant impact to our consolidated financial condition or results of operations from other-than-temporary impairment charges for any one single credit. Also, no individual other-than-temporary impairment charge exceeded 0.01, 0.02 percent and 0.11 percent of total equity at December 31, 2014, 2013 and 2012, respectively.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $725 million in 2014, $774 million in 2013 and $915 million in 2012. For a discussion of our other-than-temporary impairment accounting policy, see Note 6, Investments to the Consolidated Financial Statements.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2014	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$15,717	$349	2,057	$45	$10	2	$-	$-	-	$15,762	$359	2,059
7-11 months	950	20	203	13	3	2	-	-	-	963	23	205
12 months or more	19,730	789	1,642	150	42	41	30	20	7	19,910	851	1,690
Total	$36,397	$1,158	3,902	$208	$55	45	$30	$20	7	$36,635	$1,233	3,954
Below investment
grade bonds
0-6 months	$6,041	$187	1,634	$143	$37	56	$7	$4	3	$6,191	$228	1,693
7-11 months	1,185	49	299	17	4	11	5	3	4	1,207	56	314
12 months or more	3,270	220	381	245	78	48	6	4	4	3,521	302	433
Total	$10,496	$456	2,314	$405	$119	115	$18	$11	11	$10,919	$586	2,440

Item 7 / INVESTMENTS

Total bonds
0-6 months	$21,758	$536	3,691	$188	$47	58	$7	$4	3	$21,953	$587	3,752
7-11 months	2,135	69	502	30	7	13	5	3	4	2,170	79	519
12 months or more	23,000	1,009	2,023	395	120	89	36	24	11	23,431	1,153	2,123
Total(e)	$46,893	$1,614	6,216	$613	$174	160	$48	$31	18	$47,554	$1,819	6,394
Equity securities
0-11 months	$379	$40	90	$42	$13	26	$-	$-	-	$421	$53	116
12 months or more	65	-	1	2	1	1	-	-	-	67	1	2
Total	$444	$40	91	$44	$14	27	$-	$-	-	$488	$54	118

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at December 31, 2014.

(c)  For bonds, represents amortized cost.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in 2014 was primarily attributable to increases in the fair value of fixed maturity securities. For 2014, net unrealized gains related to fixed maturity and equity securities increased by $7.3 billion due to a decrease in interest rates on investment grade fixed maturity securities, partially offset by the widening of spreads.

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

See also Note 6, Investments to the Consolidated Financial Statements for further discussion of our investment portfolio.

Insurance Reserves

The following section provides discussion of insurance reserves for both the Non-Life Insurance Companies and the Life Insurance Companies.

Non-Life Insurance Companies

The following section provides discussion of the consolidated liability for unpaid losses and loss adjustment expenses for the Non-Life Insurance Companies.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

The following table presents the components of AIG’s gross loss reserves by major lines of business on a U.S. statutory basis*:

At December 31,
(in millions)	2014	2013
Other liability occurrence (including asbestos and environmental)	$19,444	$21,023
International	16,932	17,126
Workers' compensation (net of discount)	14,914	15,390
Other liability claims made	10,051	10,645
Property	3,515	4,111
Auto liability	2,237	2,581
Products liability	1,439	1,463
Medical malpractice	1,626	1,714
Mortgage guaranty / credit	1,008	1,348
Accident and health	1,271	1,378
Commercial multiple peril	1,886	1,886
Aircraft	1,402	1,276
Fidelity/surety	504	538
Other	1,031	1,068
Total	$77,260	$81,547

*    Presented by lines of business pursuant to statutory reporting requirements as prescribed by the NAIC.

Gross loss reserves represent the accumulation of estimates of ultimate losses, including estimates for IBNR and loss expenses, less estimated salvage and subrogation and applicable discount. The Non-Life Insurance Companies regularly review and update the methods and assumptions used to determine loss reserve estimates and to establish the resulting reserves. Any adjustments resulting from this review are reflected in pre‑tax operating income. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase prior years’ estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease prior years’ estimates of ultimate cost are referred to as favorable development. See MD&A Critical Accounting Estimates – Details of the Loss Reserving Process.

Net loss reserves represent gross loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance.

The following table presents the components of net loss reserves:

December 31,
(in millions)	2014	2013
Gross loss reserves before reinsurance and discount	$80,337	$85,102
Less: discount	(3,077)	(3,555)
Gross loss reserves, net of discount, before reinsurance	77,260	81,547
Less: reinsurance recoverable*	(15,648)	(17,231)
Net liability for unpaid losses and loss adjustment expenses	$61,612	$64,316

*    Includes $1.5 billion and $1.6 billion of reinsurance recoverable under a retroactive reinsurance agreement at December 31, 2014 and 2013, respectively.

Gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.4 billion and $12.0 billion at December 31, 2014 and 2013, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements; each referred to generically as “deductibles”), primarily for U.S. commercial casualty business, where the Non-Life Insurance Companies manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. At December 31, 2014 and 2013, the Non-Life Insurance Companies held collateral totaling $9.4 billion and $9.0 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and assets in trusts.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

The following table classifies the components of net loss reserves by business unit:

December 31,
(in millions)	2014	2013
Property Casualty:
Casualty	$33,065	$34,494
Financial lines	9,538	9,803
Specialty	5,786	5,485
Property	4,079	4,293
Total Property Casualty (a)	52,468	54,075
Mortgage Guaranty	977	1,287
Personal Insurance
Personal lines	2,763	3,385
Accident and health	1,878	2,094
Total Personal Insurance(a)	4,641	5,479
Other run-off insurance lines	3,526	3,475
Net liability for unpaid losses and loss adjustment expenses	$61,612	$64,316

(a) The December 31, 2013 balances have been reclassified between the Property Casualty and Personal Insurance lines of business. The impact of this correction was a total decrease of $325 million in Property Casualty and a corresponding increase in Personal Insurance, with no income statement or balance sheet impact.

Discounting of Reserves

The following table presents the components of loss reserve discount included above:

December 31,	2014			2013
		Run-off			Run-off
	Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total
U.S. workers' compensation:
Tabular	$623	$229	$852	$597	$201	$798
Non-tabular	1,525	689	2,214	1,622	1,102	2,724
Asbestos	-	11	11	-	33	33
Total reserve discount	$2,148	$929	$3,077	$2,219	$1,336	$3,555

The following table presents the net reserve discount benefit (charge):

Years Ended December 31,	2014			2013			2012
		Run-off			Run-off			Run-off
	Property	Insurance		Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total	Casualty	Lines	Total
Change in loss reserve
discount - current
accident year	$189	$-	$189	$175	$-	$175	$348	$-	$348
Change in loss reserve
discount - prior year
development	(52)	(336)	(388)	(249)	707	458	100	(13)	87
Accretion of reserve
discount	(208)	(71)	(279)	(248)	(76)	(324)	(348)	(24)	(372)
Net reserve discount
benefit (charge)	$(71)	$(407)	$(478)	$(322)	$631	$309	$100	$(37)	$63
Comprised of:
U.S. Workers' compensation	$(71)	$(385)	$(456)	$(322)	$649	$327	$100	$-	$100
Asbestos	$-	$(22)	$(22)	$-	$(18)	$(18)	$-	$(37)	$(37)
124

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

U.S. Workers’ Compensation

The Non-Life Insurance Companies discount certain workers’ compensation reserves in accordance with practices prescribed or permitted by New York, Pennsylvania and Delaware. New York rules generally do not permit non-tabular discounting on IBNR and prescribe a fixed 5 percent discount rate for application to case reserves. Pennsylvania permits non-tabular discounting of IBNR  and, commencing in 2013, approved a variable discount rate determined using risk-free rates based on the U.S. Treasury forward yield curve plus a liquidity margin, applicable to IBNR and case reserves. Delaware has permitted discounting on the same basis as the Pennsylvania domiciled companies.

The net reduction in workers’ compensation discount in 2014 of $456 million is primarily due to the decline in risk-free rates during 2014 used under Pennsylvania and Delaware prescribed or permitted practices, changes in the payout pattern assumptions, including the effect of commutations and accelerated settlements for certain excess workers’ compensation reserves, as well as accretion.  The change in rates used for discounting was the largest driver of the charge as Treasury rates fell along the entire payout pattern horizon during 2014, and accounted for $397 million of the decrease.  The accelerated settlements and commutations in the excess workers’ compensation class of business during 2014 accounted for approximately $111 million of the decrease.   The effects of these changes were somewhat offset by increased discount from newly established reserves for accident year 2014 and the impact of the first quarter re-pooling described below.

On January 1, 2014, the Non-Life Insurance Companies merged their two internal pooling arrangements into one pool, and changed the participation percentages of the pool members, resulting in a reallocation of reserves from New York domiciled companies to those domiciled in Pennsylvania and Delaware. As a result of these changes in the participation percentages and domiciliary states of the participants of the combined pool, the Non-Life Insurance Companies recognized a discount benefit of $110 million in the first quarter of 2014.

Annual Reserving Conclusion

AIG net loss reserves represent our best estimate of the liability for net losses and loss adjustment expenses as of December 31, 2014. While we regularly review the adequacy of established loss reserves, there can be no assurance that our ultimate loss reserves will not develop adversely in future years and materially exceed our loss reserves as of December 31, 2014. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

Years Ended December 31,
(in millions)	2014	2013	2012
Net liability for unpaid losses and loss adjustment expenses
at beginning of year	$64,316	$68,782	$70,825
Foreign exchange effect	(1,061)	(617)	(90)
Other, including dispositions	-	(79)	(11)
Change due to retroactive asbestos reinsurance transaction	141	22	90
Losses and loss adjustment expenses incurred:
Current year, undiscounted	21,279	22,171	25,385
Prior years unfavorable development, undiscounted(a)	703	557	421
Change in discount	478	(309)	(63)
Losses and loss adjustment expenses incurred(b)	22,460	22,419	25,743
Losses and loss adjustment expenses paid:
Current year	6,358	7,431	8,450
Prior years	17,886	18,780	19,325
Losses and loss adjustment expenses paid(b)	24,244	26,211	27,775
Net liability for unpaid losses and loss adjustment expenses
at end of year	$61,612	$64,316	$68,782

(a) See tables below for details of prior year development by business unit, accident year and major class of business.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

(b) These amounts exclude benefit from retroactive reinsurance.

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by business unit and major class of business:

Years Ended December 31,
(in millions)	2014	2013	2012
Prior accident year development by major class of business:
Property Casualty - U.S. & Canada:
Excess casualty	$(36)	$(144)	$157
Financial lines including professional liability	(47)	(113)	(283)
Environmental (post 1986 - ongoing)	137	151	161
Primary casualty:
Loss-sensitive (offset by premium adjustments below)	105	89	54
Other	445	409	477
Healthcare	109	(54)	68
Property excluding natural catastrophes	50	(80)	(95)
Natural catastrophes	(102)	179	(144)
All other, net	72	23	147
Total Property Casualty - U.S. & Canada	733	460	542
Property Casualty International:
Excess casualty	(62)	(15)	(10)
Primary casualty	(5)	(25)	(36)
Financial lines	182	74	33
Specialty	(30)	(51)	(77)
Property excluding natural catastrophes	(82)	(3)	(54)
Natural catastrophes	(77)	(71)	(105)
All other, net	(4)	(14)	(3)
Total Property Casualty - International	(78)	(105)	(252)
Total Property Casualty	655	355	290
Mortgage Guaranty	(104)	30	(78)
Consumer Personal Insurance - U.S. & Canada:
Natural catastrophes	(8)	(69)	11
All other, net	(44)	(46)	9
Total Consumer Personal Insurance - U.S. & Canada	(52)	(115)	20
Consumer Personal Insurance - International:
Natural catastrophes	(8)	-	(26)
All other, net	(17)	(40)	(14)
Total Consumer Personal Insurance - International	(25)	(40)	(40)
Total Consumer Personal Insurance	(77)	(155)	(20)
Run-off Insurance Lines - U.S. & Canada:
Asbestos and environmental (1986 and prior)	126	57	70
Run-off environmental (1987 to 2004)	120	238	166
Total all other, net	(20)	22	-
Total Run-off Insurance Lines - U.S. & Canada	226	317	236
Run-off Insurance Lines - International:
Asbestos and environmental (1986 and prior)	(2)	10	5
Total all other, net	5	-	(12)
Total Run-off Insurance Lines - International	3	10	(7)
Total Run-off Insurance Lines	229	327	229
Total prior year unfavorable development	$703	$557	$421

Premium adjustments on primary casualty loss sensitive	(105)	(89)	(54)
Total prior year development, net of premium adjustments	$598	$468	$367
126

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

Net Loss Development

In determining the loss development from prior accident years, AIG analyzes and evaluates the change in estimated ultimate loss for each accident year by class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, we examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a large change, either favorable or unfavorable. As appropriate, we make adjustments for the difference between the actual and expected loss emergence for each accident year. As part of our reserving process, we also consider notices of claims received with respect to emerging and/or evolving issues.

In 2014, the adverse prior year loss reserve development, including premium adjustments of $105 million, was $598 million, which was driven by reserve increases on claims in Commercial Insurance and Other – U.S. The net adverse prior year loss reserve development in Commercial Insurance was driven by Primary Casualty, Environmental, International Financial Lines and Healthcare, partially offset by Natural catastrophes, International Primary Casualty and International Commercial Property, while the adverse development in Other – U.S. was driven by adverse development on legacy asbestos and pollution exposures (1986 and prior) and run-off environmental exposures (1987 – 2004). The U.S. Primary Casualty adverse prior year loss reserve development of $445 million was driven by primary General Liability ($182 million), primary Auto Liability ($156 million) and primary Workers’ Compensation ($137 million) due to worse than expected emergence and updated loss development and expected loss ratio assumptions.

During 2013, the adverse prior year loss reserve development including premium adjustments was $468 million. The increase was primarily due to the increases in reserves by $108 million for Storm Sandy, $219 million for U.S. construction primary general liability lines and $238 million for the run‑off environmental (1987 to 2004) book.

In addition, we recognized additional premiums on loss sensitive business of $105 million, $89 million and $54 million for the years ended December 31, 2014, 2013 and 2012, respectively, which entirely offset adverse development in that business.

For the year ended December 31, 2014, we incurred reinsurance reinstatement premiums of ($2) million, compared to $27 million for 2013 and $0 for 2012.

The following is a discussion of the primary reasons for the development in 2014, 2013 and 2012 of those classes of business that experienced significant prior accident year development during the three‑year period. See MD&A - Critical Accounting Estimates for a description of our loss reserving process.

Excess Casualty – U.S.

The excess casualty class presents unique challenges for estimating the unpaid losses. Insureds are generally required to provide notice of claims that exceed a threshold, either expressed as a proportion of the attachment (e.g., 50 percent of the attachment) or for particular types of claims (e.g., death, quadriplegia). This threshold is generally established well below our attachment point, to provide us with a precautionary notice of claims that could potentially pierce our layer of coverage. This means that the majority of claims close without payment because the claims never pierce our layer, while the claims that close with payment can be large and highly variable. Thus, estimates of unpaid losses carry significant uncertainty. For reserve reporting purposes, we combine the Umbrella Excess casualty business with the high layer Catastrophic Casualty business that attaches when losses exceed $50 million.

During 2014, Excess Casualty experienced $36 million of favorable development largely driven by savings on a few large claims. In our Excess Umbrella analysis in 2014, our revised segmentation led to lower 2005 and subsequent accident year estimates for non-mass tort claims where we expect underwriting actions and reductions in policy limits to have a favorable effect on ultimate losses from accident years 2007 to 2013 in particular. This was entirely offset by higher selected ultimate losses for accident years 2004 and prior as a result of updated loss development patterns for mass tort claims which we segmented separately from the non-mass tort claims.

During 2013, Excess Casualty experienced $144 million of favorable emergence due to favorable outcomes on some large cases from 2010 and lower than expected emergence in high layer Catastrophic Casualty business.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

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

Environmental and Pollution Products

We maintain an active environmental insurance business related to pollution legal liability and general liability for environmental consultants and engineers, as well as run-off business for certain environmental coverage which provides cost overrun protection, in some cases over long time periods. We evaluate and report reserves associated with this business separately from the 1986 and prior asbestos and environmental reserves associated with standard General Liability and Umbrella policies discussed under “Asbestos and Environmental Reserves”.

Historically, we had used traditional actuarial methods to assess the reserves for pollution products. The comprehensive claims review process that began in 2012 provided a more refined approach for the development of actuarial estimates for toxic tort claims (which were found to have a distinctly lengthier loss development pattern than other general liability claims in the environmental portfolio) as well as a more appropriate methodology for incorporating case reserving based estimates of ultimate loss costs for complex claims involving environmental remediation and/or from policies with high policy limits (greater than $5 million per policy). Notwithstanding the refined methodology and approach applied in 2012 and subsequently, considerable uncertainty remains over the ultimate loss costs for this class of business, especially for business written in accident years 2003 and prior.

In 2014, our updated analysis of environmental and pollution products resulted in adverse prior year loss reserve development of $120 million for pollution policies primarily written prior to 2004, which are managed by our run-off unit, and $91 million for pollution policies written 2004 and subsequent.  The prior year loss reserve development on policies written prior to 2004 is mostly due to projected increases for individual claim estimates as determined by our run-off unit.  The prior year loss reserve development on policies written in 2004 and subsequent is due to an increase in the pure IBNR by reflecting an increase in the estimated future severity for the pure IBNR claims and an increase in the expected loss ratios for recent years to reflect the emerging experience and the results of updated claim file reviews completed in 2014. Our updated reviews did not establish any discernible trends from a policy structure, industry class, or cause of loss standpoint. Rather, there were several large loss increases associated with a single accident or catastrophe. While the average policy term for new business written is close to three years, the results for more recent accident years can still be influenced by longer term policies issued in prior years. We have continued to actively monitor and adjust policy terms offered in the pollution products class of business. Transactions with policy terms greater than five years have been reduced by more than 75 percent, with policy terms in excess of five years now accounting for just four percent of the gross written premiums of the book. The new business written continues to meet risk adjusted profitability targets after the increased estimates of ultimate losses for the more recent accident years.

In 2013, our analysis of pollution products reflected an updated review of individual cases which indicated large increases in the value of certain previously reported cases due to new developments such as the discovery of additional contamination in certain sites, legislative changes, and court rulings, expansion of plaintiff damages and increased cost of remediation technologies. Additionally, the number and severity of newly reported claims was higher than expected. As a result, we increased our estimate of ultimate losses by approximately $269 million with approximately $201 million of this relating to policies written in 2003 and prior. Significant changes in underwriting during 2004 changed the terms and conditions materially for policies written after 2003 to reduce our exposure to these events.

Because of an increase in the frequency and severity of claims observed beginning in 2011, the 2012 loss reserve review consisted of an intensive review of reported claims by a multi‑disciplinary team including external specialists in environmental law and engineering science, toxicologists and other specialists, our actuaries, claims managers and underwriters to reassess our indicated loss reserve need. The review improved our understanding of factors that drive claim costs such as policy term, limit, pollution conditions covered, location of incident and applicable laws and remediation standards. The analysis used these factors to segment and analyze the claim data to determine ultimate costs, in some cases, on a claim by claim basis. As a result of this analysis, $200 million of adverse prior year loss reserve development was recognized during 2012, including $166 million for pollution products reported in the run-off unit. The majority (81 percent) of the adverse development related to accident years 2003 and prior, before significant underwriting changes were adopted.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

In addition to reserving actions, we have made significant changes to the ongoing environmental business included in Commercial Insurance with the goal of ensuring that the current policies are being written to earn an appropriate risk adjusted profit. Underwriting guidelines have been revised to no longer cover known or expected clean up costs, which were a significant driver of historical claims, and a “new emerging contaminants” team has been formed within the dedicated environmental engineering staff to track any new cleanup standards that may be set by federal or state regulators. Further, engineering reviews are required for specific business segments (such as oil and gas, and landfills) that have traditionally generated higher losses.

Primary Casualty – U.S. and Canada

Primary Casualty includes Workers’ Compensation, General Liability and Auto Liability lines of business.  In addition, these lines of business are categorized into classes of business including National Accounts, Commercial Risk, Specialty Workers’ Compensation, Energy, Multi National, Construction, Transportation and Trucking.

The National Accounts class of business includes casualty insurance for businesses with revenues of $700 million or more.  The Commercial Risk class of business includes casualty insurance for businesses with revenues of less than $700 million. The majority of the business is workers’ compensation. The Specialty Workers’ Compensation  class of business includes small monoline guaranteed cost risks. Our Specialty Workers’ Compensation class of business grew significantly in the early to mid 2000s but has reduced premium writings by nearly 70 percent since 2007.  The Energy class of business includes casualty insurance (including workers’ compensation) in the mining, oil and gas and power generation sectors. The Construction, Transportation and Trucking class of business includes casualty insurance (including workers’ compensation) within that industry.

During 2014, we continued to refine our segmentation of primary workers’ compensation into guaranteed cost and excess of large deductible business by deductible size group.  The net result of the analysis was adverse development of $137 million for the primary workers’ compensation class of business. The key drivers of the adverse development in this class of business were increases for guaranteed cost business in California and New York, and increases for excess of large deductible business, as well as adverse experience in the Construction class.  Each of these segments appears to have been impacted by specific structural changes in the portfolio. For California business, our tail factor increases were in response to changing long-term medical development patterns. In New York, there has been a lengthening of the period between the date of accident and the classification of non-scheduled permanent partial injuries.  We completed a review of claim emergence and payouts for our top six states in workers’ compensation and concluded that California and New York were the main states where the loss development patterns had materially changed since our last review. For excess of large deductible business across all states, we updated our analyses to consider the impact of changes in the mix of retentions that has occurred over time as the data by retention band was becoming more credible.  For the Construction class, we note that the construction sector has experienced a comparatively slow recovery in payroll employment.  As a result of the diminished employment opportunities in this industry sector, injured workers may experience limited return-to-work opportunities, which moderate the shortening of claim duration that normally accompanies a labor market recovery. For all other states combined excluding California and New York, we saw favorable emergence in our middle market Specialty Workers’ Compensation segment.  The net effect of these revised selections had the greatest adverse effect on the Construction class of business ($140 million adverse development) and the National Accounts class of business ($125 million adverse development).  The most significant favorable effect was in the Specialty Workers’ Compensation class of business ($155 million favorable development).  Our analysis considers our best estimate expectations of medical inflation and loss costs trends and also reflects the impacts of enhancements in our claim management and loss mitigation activities, such as opioid management, fraud investigation and medical management.

For primary general liability in 2014, we increased our ultimate losses for prior years by $182 million. This was largely driven by the construction segment as a result of several large construction defect claims and increases in the costs of claims in New York associated with New York Labor Law.  The construction results in California and New York continue to be the main sources of adverse development in our guaranteed cost primary general liability books although we did experience adverse development from construction defect claims in other states in 2014. Our large account primary non-construction general liability business was adversely impacted by claim activity in the layers excess of large insured retentions and we increased our loss development patterns for these layers to reflect the changes.

For commercial auto in 2014, we reacted to an increase in frequency of large claims in the accident years 2010 to 2013, where the economic recovery has contributed to increased frequency and severity, especially for those claims in excess of a client

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

deductible of $500,000, which generally take several years to emerge and settle. This led to adverse prior year loss reserve development of $156 million for the automobile subset of primary casualty.

During 2013, we continued to refine the segmentation of our analyses of primary workers’ compensation, which indicated that prior year loss reserve development was flat after taking into account the initiatives that our claim function has undertaken to manage high risk claims.

During 2013, for primary general liability, we increased our reserves for prior years by approximately $355 million. Most of the increase was driven by construction‑related primary general liability claims, especially construction defect claims where we increased our ultimate loss estimates by $219 million to reflect the higher than expected frequency and severity of these claims especially in states that experienced heavy increases in construction activity after the 2004 and 2005 hurricanes and during the housing boom prior to 2007. Due to the subsequent home price declines observed in many of these states, the frequency of reported losses has increased as the losses subsequently represented a larger percentage of the equity values of the affected homes, and homeowners increasingly looked to insurance recoveries as a way to recoup some of that lost value.

During 2012, we significantly intensified our claims management efforts for those primary workers’ compensation claims which are managed by AIG. These efforts include consulting with various specialists, including clinical and public health professionals and other advisors. We also continued to refine our actuarial methodologies for estimating ultimate loss costs incorporating a more refined segmentation by state (California and New York were analyzed separately) and a more refined approach for business subject to deductibles as well as business subject to premium adjustments (loss‑sensitive business). Based on these enhanced reviews, we increased reserves by $46 million.

In 2012, we also reviewed the general liability loss experience of the primary casualty classes of business using a more refined segmentation for business subject to a deductible as well as loss‑sensitive business. Our review focused on applying actuarial loss development analyses to those general liability claims for which these techniques are appropriate. As a result of this analysis, we determined that prior year reserves needed to be increased by $235 million for the primary general liability class of business in 2012 to reflect the worse than expected emergence of paid loss severities for both bodily injury and property damage claims from the more recent accident years (2008 and subsequent).

Healthcare

During 2014, we recognized $109 million of adverse development in this class largely driven by three large and relatively unusual claims of $25 million each in relatively recent accident years. While there have not been any significant structural changes to the portfolio, there can be material volatility in loss experience in this class of business where individual claims can be of high severity.

During 2013, this class recognized $54 million of favorable prior year development due to lower than expected loss emergence in many classes such as Excess Hospital Liability.

During 2012, this class recognized $68 million of adverse prior year loss reserve development due to several large claims that involved unusual coverage issues for this class. With the exception of these claims, this class experienced claim activity in line with expectations.

Financial Lines – U.S. and Canada

Financial Lines business includes Director and Officer (D&O) and Related Management Liability, including various Professional Liability classes of business as well as the Fidelity book of business.  The Financial Lines book consists mostly of the D&O class of business.

During 2014, we recognized $47 million of favorable development driven by the Professional Liability and D&O and Related Management Liability classes of business, somewhat offset by adverse development on the Fidelity book in recent accident years due to the changing economic cycle.

During 2013, we recognized $113 million of favorable development driven somewhat evenly among the Professional Liability, Fidelity and D&O and Related Management Liability classes of business. The year-end 2013 Professional Liability loss reserve actuarial review adopted a refined segmentation for this class of business with the selection of differentiated frequency and

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

severity trends for various Professional Liability classes of business which appear to be behaving differently in the post financial crisis years than when reviewed in total.

During 2012, we recognized $283 million of favorable development in these classes of business largely driven by the D&O and Related Management Liability classes of business.  For the year-end 2012 loss reserve review, our actuaries took into account the favorable emergence during 2012 for several accident years, especially accident year 2010, the claims department’s reviews of open claims and reduced the ultimate losses for prior accident years accordingly. The 2012 D&O and Related Management Liability actuarial review also used a refined segmentation for this class of business with the selection of differentiated frequency and severity trends. The overall loss cost used for this class of business in 2012 from the application of the refined segmentation was slightly lower than that adopted for the 2011 review reflecting the continued favorable emergence from the class of business

Financial Lines – International

Our Global Financial Lines Claims unit has implemented its target operating model in Europe and Australasia which has provided our actuaries with more detailed case reserve data and analysis, enabling AIG’s actuaries to react sooner to case development than in prior reserve studies. The actuaries see evidence of earlier settlement of claims on a paid and incurred basis in the International Financial Lines class of business.  During 2014, we recognized $182 million of adverse development in the international Financial Lines segments, driven by large claims emergence in the U.K., Australasia and Europe.  Multiple accident years contributed to this total, but it was concentrated most heavily in accident years 2008-2011.  The Australasia emergence was due to a number of specific large losses in the Australia and New Zealand D&O business.  In Europe, adverse prior year loss reserve development was concentrated in the D&O class of business, where we have observed a greater incidence of severe claims compared with prior years, and the Professional class of business, with large losses from one insured. The new business written across International Financial Lines continues to meet risk adjusted profitability targets after the increased estimates of ultimate losses for the more recent accident years.

During 2013, we recognized $74 million of adverse development, all of which stemmed from losses in the D&O books in Europe, UK and Australasia, with the other segments showing modest favorable development.  The development we recognized can be directly linked to a small number of specific claims booked throughout the year.

During 2012, we recognized $33 million of adverse development, concentrated in Europe and Australasia D&O, which was related to a small number of specific severe claims in those regions.

Excess Workers’ Compensation – U.S.

This class of business, which is reported in our run-off unit, has an extremely long tail and is one of the most challenging classes of business to reserve for, particularly when the excess coverage is provided above a self‑insured retention layer. The class is highly sensitive to small changes in assumptions — in the rate of medical inflation or the longevity of injured workers, for example — which can have a significant effect on the ultimate reserve estimate.

During 2014, we updated our analyses of Excess Workers compensation using a range of scenarios and methodologies and determined that our carried reserves were adequate after recognizing $20 million of favorable prior year development as a result of claim settlements and commutations of assumed reinsurance business, as well as reflecting changes in estimates in our loss mitigation strategies.  We commuted several large assumed reinsurance agreements in 2014 and reduced the reserves faster than was previously expected as a result of our proactive management by the run-off unit.  The reduction in nominal reserves as a result of assumed reinsurance commutations and individual claims settlement strategies amounted to $242 million in 2014, compared to $25 million in 2013.  The results from these strategies also impacted the loss payout patterns used in our discount calculations, previously discussed.

During 2013, we updated our analysis of Excess Workers’ Compensation reserves and determined that no changes to our carried reserves were needed. We also updated our analysis of underlying claims cost drivers used in 2012 through accident year 2004, discussed in more detail below.

During the 2012 loss reserve review, we augmented traditional reserve methodologies with an analysis of underlying claims cost drivers to inform our judgment of the ultimate loss costs for open reported claims from accident years 2003 and prior

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

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

Natural Catastrophes

During 2014, we experienced favorable property catastrophe prior year development of $102 million in our U.S. and Canada business, primarily due to several U.S. events in accident year 2013. We also experienced favorable property catastrophe prior year loss reserve development of $77 million from our international property class of business.

During 2013, we experienced adverse development from Storm Sandy totaling $108 million, or 5.4 percent of the 2012 estimate. This development resulted from higher severities on a small number of large and complex commercial claims driven by a number of factors including the extensive damage caused to properties in the downtown New York metropolitan area.

During 2012, we experienced favorable development from the Tohoku Catastrophe in Japan due to commercial claim severities being less than previously reserved.

International Casualty

During 2014, 2013 and 2012, we had $67 million, $40 million, and $46 million of favorable development, respectively.  The favorable development in each year is due to lower than expected loss emergence in many classes and countries outside the U.S., with the majority from various countries in the EMEA region.

Personal Insurance

During 2014, we experienced favorable loss reserve development of $16 million from Natural Catastrophes, primarily related to Storm Sandy. The remaining $61 million of favorable development is primarily from Homeowners, International Accident & Health and U.S. Warranty.

Mortgage Guaranty

Mortgage Guaranty business includes domestic first liens (93 percent of total reserves) and small run-off books in second liens, student loans and international.

During 2014, we recognized $104 million of favorable prior year loss reserve development driven in part by steady increases in year-over-year first lien cure rates, a reflection of the improved economic environment, and in part by favorable frequency trends and recoveries in second lien claims.  Partially offsetting these improvements were upward trends in severity, particularly for older (pre-2012) accident periods.

During 2013, we recognized $30 million of adverse prior year loss reserve development due to unfavorable emergence of overturns of prior claim cancellations and increased severity estimates in first liens, partially offset by favorable frequency in student loans and a reduction in the unallocated loss adjustment expense reserve.

During 2012, we recognized $78 million of favorable prior year loss reserve development due to higher than expected cancellation rates on first lien legacy claims, combined with improving frequency trends and strong recoveries in second lien claims.

See Item 7. MD&A — Critical Accounting Estimates — Liability for Unpaid Losses and Loss Adjustment Expenses for further discussion of our loss reserving process.

See Commercial Insurance and Consumer Personal Insurance Results herein for further discussion of net loss development.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

The following table summarizes development, (favorable) or unfavorable, of  incurred losses and loss adjustment expenses for prior years, net of reinsurance, by accident year:

Years Ended December 31,
(in millions)	2014	2013	2012
Prior accident year development by accident year:
Accident Year
2013	$(283)	$-	$-
2012	(59)	(181)	-
2011	37	217	(162)
2010	12	(350)	(75)
2009	31	157	(45)
2008	8	(1)	(150)
2007	(113)	-	157
2006	64	(75)	(20)
2005	105	61	112
2004 and prior (see table below)	901	729	604
Total prior year unfavorable development	$703	$557	$421

Net Loss Development by Accident Year

For 2014, the favorable development in accident years 2013 and 2012 was driven by Financial Lines, Commercial Property and other short tailed lines, like Personal Lines. For accident year 2007, the favorable development was driven by U.S. and Canada Financial lines and Excess Casualty.  For accident years 2004 and prior, the adverse development was driven by the Excess Casualty results of the mass-tort resegmentation analysis, the updated primary workers’ compensation loss development selections (principally in California, New York and the excess of deductible segments) as well as the run-off pollution products business (1987-2004) and the asbestos and environmental (1986 and prior) exposure.

For 2013, the favorable development from accident year 2012 was driven primarily by consumer lines and lower losses in domestic commercial property, while the favorable development from accident year 2010 was primarily the result of favorable claims emergence from domestic excess casualty and from liability and financial lines coverage policies that are on a claims made basis. The adverse development from accident year 2011 was driven by large losses in financial lines and adverse development in primary casualty, including the loss-sensitive business.  The adverse development from accident year 2009 was driven by large losses in financial lines and adverse development in primary casualty including loss-sensitive business. For the same periods, the adverse development from accident years 2003 and prior was primarily driven by loss development on toxic tort claims, construction general liability claims and pollution product claims.

For 2012, the favorable development from accident year 2011 was driven primarily by the favorable development on natural catastrophes, primarily the Tohoku Catastrophe, and the adverse development from accident years 2003 and prior was primarily the result of  the increase in reserves on runoff pollution product business (policies written between 1987 and 2003).

For certain categories of claims (e.g., construction defect claims and environmental claims) and for reinsurance recoverable, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to AIG. These reclassifications are shown as development in the respective years in the tables above.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss adjustment expenses for accident year 2004 and prior by major class of business and driver of development:

Years Ended December 31,
(in millions)	2014	2013	2012
2004 and prior accident year development by major class of business and driver of development:
Excess Casualty - primarily mass torts(a)	$301	$-	$-
Excess Casualty - all other	53	251	(108)
Primary Casualty - loss sensitive business(b)	37	(24)	83
Primary Casualty - all other(c)	196	102	183
Environmental (post 1986 - ongoing) and Run-off environmental (1987 to 2004)(d)	97	214	250
Asbestos and Environmental (1986 and prior)	124	67	75
Commutations(e)	63	21	78
All Other	30	98	43
Total prior year unfavorable development	$901	$729	$604

(a) Updates of mass tort loss development patterns.

(b) Loss sensitive business that is offset by premium adjustments and has no income statement impact. Approximated based on prior accident year development recognized from policy year premium charges.

(c) Includes loss development on excess of deductible exposures in workers’ compensation, general liability and commercial auto.

(d) Includes results of comprehensive specific large claim file reviews initiated in 2012 and updated in 2013 and 2014.

(e) The effects of commutations are shown separately from the related classes of business, primarily excess workers’ compensation. Commutations are reflected for the years in which they were contractually binding.

The main sources of unfavorable prior year development for accident years 2004 and prior, representing 95 percent of the total recorded in 2012 through 2014, are as follows:

•    Update of the mass tort loss development patterns used for U.S. Excess Casualty which accounted for $301 million and other loss emergence including specific large loss development totaling $196 million across the three years;

•    Loss sensitive business that is entirely offset by premium adjustments accounted for $96 million;

•    Update of the loss development patterns used for U.S. Primary Casualty including loss development patterns used in guaranteed cost workers’ compensation in CA and NY, the construction class of business and updates to the loss development patterns for business written on excess of deductible exposures in workers’ compensation, general liability and the commercial auto classes of business which collectively accounted for approximately $577 million across the three years;

•    Update of the Environmental run-off portfolio’s losses following the 2012 comprehensive claims review that provided a more refined approach for the development of actuarial estimates for toxic tort claims (which were found to have a distinctly lengthier loss development pattern than other general liability claims in the environmental portfolio) as well as a more appropriate methodology for incorporating case reserving based estimates of ultimate loss costs for complex claims involving environmental remediation and/or from policies with high policy limits (greater than $5 million per policy). These updates which commenced in 2012 and have been applied in each subsequent year, accounted for approximately $561 million;

•    Update of our net retained asbestos and environmental exposure from 1986 and prior which accounted for approximately $266 million ($196 million environmental and $70 million asbestos) across the three years; and

•    Commutations in the three-year period ending December 31, 2014, accounted for approximately $162 million.  These commutations serve to reduce the uncertainty in AIG’s required reserves.

During the period 2012 to 2014, we completed comprehensive refinements of our reserving methodologies for U.S. mass tort, toxic tort, retained asbestos, environmental and other specific large losses. We also conducted extensive additional studies to corroborate our judgments for our U.S. primary workers compensation and excess workers’ compensation classes of business. Further, we refined our loss reserving methodologies for our U.S. Excess Casualty class of business and our U.S. Primary Casualty class of business written over excess of deductible exposures where loss development patterns may lengthen if client retentions increase over time. Collectively, the reserves for the aforementioned classes of business or loss exposures account for the majority of the remaining net loss reserves for accident years 2004 and prior.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

Asbestos and Environmental Reserves

Loss Reserve Estimates - Asbestos and Environmental

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

•    claims filed under the non‑aggregate premises or operations section of general liability policies;

•    the number of insureds seeking bankruptcy protection and the effect of prepackaged bankruptcies;

•    diverging legal interpretations; and

•    the difficulty in estimating the allocation of remediation cost among various parties with respect to environmental claims.

In 2014, both the retained accounts and retroceded account ground-up reviews for asbestos were updated. As a result, we decreased gross undiscounted asbestos loss reserves by $6 million and increased net undiscounted asbestos loss reserves by $64 million. The net undiscounted increase reflects a buyout settlement on a retained account as well as a reduction in estimated ceded loss reserves (prior to the retroactive reinsurance retrocession). For environmental, we increased gross environmental reserves by $140 million and net environmental reserves by $60 million as a result of top‑down actuarial analyses performed during the year as well as development on a number of large accounts.

In 2013, we completed a ground‑up review of all our remaining retained accounts for asbestos. In addition, a subsidiary of the retrocessionaire for our retroactive reinsurance contract completed a ground‑up asbestos study for the largest accounts it assumed. As a result, we increased gross asbestos loss reserves by $169 million and net asbestos loss reserves by $6 million. The net reserve increase also reflects a small amount of estimated uncollectible reinsurance. A significant portion of these loss reserves will be recoverable under our retroactive reinsurance arrangement. For environmental, we increased gross environmental reserves by $98 million and net environmental reserves by $61 million as a result of top‑down actuarial analyses performed during the year as well as development on a number of large accounts.

In 2012, after considering recent experience compared to the results of our most recent ground‑up analysis, as well as all of the above factors related to uncertainty, no adjustment to gross and net asbestos reserves was recognized. Additionally in 2012, a moderate amount of incurred loss pertaining to the asbestos loss reserve discount is reflected in the table below and is related to the reserves not subject to our retroactive reinsurance agreement. Upon completion of a top‑down analysis performed for environmental in the fourth quarter of 2012, we concluded that the $150 million gross reserve strengthening and $75 million net reserve strengthening recognized in the first half of 2012 was adequate.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, the Non - Life Insurance Companies also have asbestos reserves relating to foreign risks written by non‑U.S. entities of $132 million gross and $105 million net as of December 31, 2014. The asbestos reserves relating to non‑U.S. risks written by non‑U.S. entities were $134 million gross and $108 million net as of December 31, 2013.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Years Ended December 31,	2014		2013		2012
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$4,720	$529	$4,896	$427	$5,226	$537
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	145	-	113	-	111
Re-estimation of amounts recoverable under retroactive
reinsurance contracts(a)	-	(4)	-	(91)	-	(21)
Change in net loss reserves due to retroactive reinsurance	-	141	-	22	-	90
Dispositions	-	-	(12)	(12)	(10)	(10)
Losses and loss adjustment expenses incurred:
Undiscounted	(6)	64	169	6	1	-
Change in discount	39	22	51	18	83	37
Losses and loss adjustment expenses incurred(b)	33	86	220	24	84	37
Losses and loss adjustment expenses paid(b)	(636)	(368)	(444)	(59)	(404)	(227)
Other changes	-	-	60	127	-	-
Liability for unpaid losses and loss adjustment expenses
at end of year	$4,117	$388	$4,720	$529	$4,896	$427
Environmental:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$313	$163	$309	$163	$204	$119
Dispositions	-	-	(1)	(1)	(1)	(1)
Losses and loss adjustment expenses incurred	140	60	98	61	150	75
Losses and loss adjustment expenses paid	(85)	(38)	(93)	(60)	(44)	(30)
Liability for unpaid losses and loss adjustment expenses
at end of year	$368	$185	$313	$163	$309	$163
Combined:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$5,033	$692	$5,205	$590	$5,430	$656
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	145	-	113	-	111
Re-estimation of amount recoverable under retroactive
reinsurance contracts	-	(4)	-	(91)	-	(21)
Change in net loss reserves due to retroactive reinsurance	-	141	-	22	-	90
Dispositions	-	-	(13)	(13)	(11)	(11)
Losses and loss adjustment expenses incurred:
Undiscounted	134	124	267	67	151	75
Change in discount	39	22	51	18	83	37
Losses and loss adjustment expenses incurred	173	146	318	85	234	112
Losses and loss adjustment expenses paid	(721)	(406)	(537)	(119)	(448)	(257)
Other changes	-	-	60	127	-	-
Liability for unpaid losses and loss adjustment expenses
at end of year	$4,485	$573	$5,033	$692	$5,205	$590

(a) Re-estimation of amounts recoverable under retroactive reinsurance contracts includes effect of changes in reserve estimates and changes in discount.

(b) These amounts exclude benefit from retroactive reinsurance.

Transfer of Domestic Asbestos Liabilities Under a Retroactive Reinsurance Arrangement

On June 17, 2011, we completed a transaction under which the bulk of AIG Property Casualty’s net domestic asbestos liabilities were transferred to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway, Inc. This was part of our ongoing strategy to reduce our overall loss reserve development risk. This transaction covers potentially volatile U.S.-

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

related asbestos exposures. It does not, however, cover asbestos accounts that we believe have already been reserved to their limit of liability or certain other ancillary asbestos exposure assumed by AIG Property Casualty subsidiaries.

Upon the closing of this transaction, but effective as of January 1, 2011, we ceded the bulk of AIG Property Casualty’s net domestic asbestos liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $3.5 billion. Within this aggregate limit, NICO assumed collection risk for existing third-party reinsurance recoverable associated with these liabilities. AIG Property Casualty paid NICO approximately $1.67 billion as consideration for this cession and NICO assumed approximately $1.82 billion of net U.S. asbestos liabilities. As a result of this transaction, AIG Property Casualty recorded a deferred gain of $150 million in the second quarter of 2011, which is being amortized into income over the settlement period of the underlying claims.

Under retroactive reinsurance arrangements any recoveries for development associated with the ceded losses are not recognized immediately; rather this development increases or decreases the deferred gain, and is amortized into income as described above. During 2013, we recognized approximately $86 million of adverse loss development that was ceded under this reinsurance arrangement, which was partially offset by $15 million of deferred gain amortization. This development, net of the deferred gain amortization, is being reported in Other income/expense, consistent with the way we manage the business and assess performance and is therefore excluded from net losses incurred and our loss ratios to avoid distortion related to our ongoing insurance business.

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid losses and loss adjustment expenses, relating to asbestos and environmental claims:

December 31,	2014		2013		2012
(in millions)	Gross	Net*	Gross	Net*	Gross	Net*
Asbestos	$2,363	$79	$3,190	$16	$3,193	$37
Environmental	157	87	94	51	75	35
Combined	$2,520	$166	$3,284	$67	$3,268	$72

*    Net IBNR includes the reduction due to the NICO reinsurance transaction of $803 million, $1,284 million and $1,310 million as of December 31, 2014, 2013 and 2012, respectively.

The following table presents a summary of asbestos and environmental claims count activity:

As of or for the Years	2014			2013			2012
Ended December 31,	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined
Claims at beginning of year	4,680	1,517	6,197	5,230	1,614	6,844	5,443	3,782	9,225
Claims during year:
Opened	130	126	256	83	306	389	226	222	448
Settled	(216)	(163)	(379)	(194)	(154)	(348)	(254)	(179)	(433)
Dismissed or otherwise
resolved(a)	(545)	(240)	(785)	(439)	(249)	(688)	(185)	(2,211)	(2,396)
Other(b)	-	-	-	-	-	-	-	-	-
Claims at end of year	4,049	1,240	5,289	4,680	1,517	6,197	5,230	1,614	6,844

(a) The number of environmental claims dismissed or otherwise resolved, increased substantially during 2012 as a result of Non-Life Insurance Companies determination that certain methyl tertiary‑butyl ether (MTBE) claims presented no further potential for exposure since these underlying claims were resolved through dismissal, settlement, or trial for all of the accounts involved. All of these accounts were fully reserved at the account level and included adequate reserves for those underlying individual claims that contributed to the actual losses. These individual claim closings, therefore, had no impact on Non-Life Insurance Companies environmental reserves.

(b) Represents an administrative change to the method of determining the number of open claims, which had no effect on carried reserves.

Survival Ratios — Asbestos and Environmental

The following table presents AIG’s survival ratios for asbestos and environmental claims at December 31, 2014, 2013 and 2012. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would take before the current ending loss reserves for these claims would be paid off using recent year average payments.

Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resulting survival ratio. Additionally, we primarily base our determination of these reserves based on ground-up and top-down analyses, and not on survival ratios.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

The following table presents survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

Years Ended December 31,	2014		2013		2012
	Gross	Net*	Gross	Net*	Gross	Net*
Survival ratios:
Asbestos	8.3	7.6	10.6	10.5	9.6	8.7
Environmental	5.0	4.3	4.6	3.9	4.5	4.4
Combined	7.9	7.1	9.8	9.4	9.0	8.1

*    Survival ratios are calculated consistent with the basis on historical reserve excluding the effects of the NICO reinsurance transaction.

Life Insurance Companies DAC and Reserves

The following section provides discussion of deferred policy acquisition costs and insurance reserves for Life Insurance Companies.

DAC

The following table summarizes the major components of the changes in Life Insurance Companies DAC, including VOBA:

Years Ended December 31,
(in millions)	2014	2013	2012
Balance, beginning of year	$6,920	$5,815	$6,607
Acquisition costs deferred	1,114	1,034	788
Amortization expense:
Unlocking included in pre-tax operating income	183	129	64
Related to realized capital gains and losses	(23)	(23)	(119)
All other operating amortization	(887)	(780)	(890)
Increase (decrease) in DAC due to foreign exchange	(32)	(39)	(14)
Other change in DAC(a)	343	-	-
Change related to unrealized depreciation (appreciation) of investments	(360)	784	(621)
Balance, end of year(b)	$7,258	$6,920	$5,815

(a) Other change in DAC in 2014 included (i) VOBA related to the acquisition of Ageas Protect and (ii) an increase in DAC due to a change to include interest income on assets supporting certain non-traditional insurance liabilities in the determination of estimated gross profits used to amortize both DAC and URR.  The increase in the DAC asset, which principally reflected the impact of the change on periods prior to 2014, was substantially offset by a related increase in the URR liability.

(b) DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $8.7 billion, $8.0 billion and $7.7 billion at December 31, 2014, 2013 and 2012, respectively.

Update of Actuarial Assumptions

Pre-tax operating income in 2014, 2013 and 2012 reflected the net effect of adjustments to update actuarial assumptions for the domestic Life Insurance Companies. These adjustments included unlocking of estimated gross profit assumptions for investment-oriented products as well as loss recognition expense to increase reserves for certain traditional blocks of business. See Critical Accounting Estimates – Estimated Gross Profits for Investment-Oriented Products, Critical Accounting Estimates – Future Policy Benefits for Life and Accident and Health Insurance Contracts, Unlocking of Estimated Gross Profits below, and Loss Recognition below, for additional discussion of the process and results related to assumption changes.

Item 7 / Insurance reserves / Life Insurance companies

The following table presents the increase (decrease) in pre-tax operating income resulting from the update of actuarial assumptions for the domestic Life Insurance Companies, by product line:

Years Ended December 31,
(in millions)	2014	2013	2012
Unlocking of estimated gross profit assumptions:
Consumer Insurance:
Retirement
Fixed Annuities	$196	$306	$64
Retirement Income Solutions	4	(28)	-
Group Retirement	46	(45)	20
Total Retirement	246	233	84
Life	(32)	(80)	(43)
Commercial Insurance:
Institutional Markets	2	-	-
Total increase (decrease) in pre-tax operating income from unlocking of estimated
gross profit assumptions	216	153	41
Loss recognition*:
Consumer Insurance - Life	(87)	-	(67)
Total increase (decrease) in pre-tax operating income from update of assumptions	$129	$153	$(26)

*    Excludes loss recognition expense that was attributable primarily to investment sales related to capital loss carryforward utilization, which was excluded from pre-tax operating income and reported within changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses).

Estimated Gross Profits for Investment-Oriented Products

Policy acquisition costs and policy issuance costs that are incremental and directly related to the successful acquisition of new or renewal of existing contracts for investment-oriented products are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over a period that approximates the estimated lives of the contracts. Estimated gross profits include net investment income and spreads, net realized capital gains and losses, fees, surrender charges, expenses, and mortality gains and losses. If the assumptions used for estimated gross profits change significantly, DAC and related reserves (which may include VOBA, SIA, guaranteed benefit reserves and URR) are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products.

Unlocking of Estimated Gross Profit Assumptions

The Life Insurance Companies review and update estimated gross profit assumptions used to amortize DAC and related items for investment-oriented products at least annually. The increases (decreases) to pre-tax operating income and pre-tax income of these assumption updates by product line and financial statement line item, respectively, are shown in the following tables. These adjustments do not include loss recognition on certain long-term care products; see Loss Recognition below for additional discussion of the update of assumptions for certain long-term care products.

In 2014, pre-tax operating income of the Life Insurance Companies in aggregate increased by $216 million as a result of the update of estimated gross profit assumptions, the most significant of which was a net positive adjustment in Fixed Annuities, primarily due to better investment spreads than previously assumed.

A net positive adjustment in the Retirement Income Solutions product line in 2014 was primarily due to improved mortality assumptions. Additional adjustments in the Retirement Income Solutions product line, related to assumptions used to value reserves and DAC for GMWB features that are accounted for as embedded derivatives and measured at fair value, were recorded in net realized capital gains (losses). Adjustments reported in net realized capital gains (losses), and in change in DAC related to net realized capital gains (losses), are included in the table of adjustments by reported line item below, and are not reflected in pre-tax operating income.

A net positive adjustment in the Group Retirement product line in 2014 was primarily due to more favorable assumptions for investment spreads and surrender rates than previously assumed.

Item 7 / Insurance reserves / Life Insurance companies

A net negative adjustment in the Life product line in 2014 was due to lower investment spread and higher mortality assumptions than previously assumed. The updated mortality assumptions are still within pricing assumptions.

In 2013, pre-tax operating income of the Life Insurance Companies in the aggregate increased by a net positive adjustment of $153 million as a result of update of estimated gross profit assumptions, primarily due to a net positive adjustment in the Fixed Annuities product line in 2013, as a result of active spread management of crediting rates and higher future investment yields than those previously assumed.

Net negative adjustments in the Retirement Income Solutions and Group Retirement product lines in 2013 resulted primarily from the update of variable annuity spreads and surrender rates. In Group Retirement, these negative adjustments were partially offset by an increase in the assumption for separate account asset long-term growth rates under our reversion to the mean methodology. A negative adjustment in the Life product line resulted from the update of mortality assumptions.

In 2012, pre-tax operating income of the Life Insurance Companies in aggregate increased by a net positive adjustment of $41 million as a result of the update of estimated gross profit assumptions. The net positive adjustment in 2012 was primarily due to improved surrender assumptions for fixed annuities, partially offset by lower yield and spread assumptions for universal life and for certain blocks of fixed annuities.

The following table presents the increase (decrease) in pre-tax income resulting from the unlocking of actuarial assumptions for estimated gross profits of the domestic Life Insurance Companies, by line item as reported in Results of Operations:

Years Ended December 31,
(in millions)	2014	2013	2012
Policy fees	$27	$28	$22
Interest credited to policyholder account balances	90	63	29
Amortization of deferred policy acquisition costs	183	129	64
Policyholder benefits and losses incurred	(84)	(67)	(74)
Increase in pre-tax operating income	216	153	41
Change in DAC related to net realized capital gains (losses)	(12)	(21)	-
Net realized capital gains (losses)	51	82	-
Increase in pre-tax income	$255	$214	$41

The net adjustments to DAC amortization from the unlocking of actuarial assumptions for estimated gross profits, including change in DAC related to net realized capital gains (losses), represented two percent and one percent of the DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments as of December 31, 2014 and 2013, respectively.

The increases in net realized capital gains (losses) in 2014 and 2013, which were partially offset by adjustments to change in DAC related to net realized capital gains (losses), reflected updated mortality assumptions for GMWB embedded derivative liabilities in Retirement Income Solutions.

Reversion to the Mean

In the fourth quarter of 2013, we revised the growth rate assumptions for the five-year reversion to the mean period for the Group Retirement product line in our Retirement segment, because annual growth assumptions indicated for that period had fallen below our floor of zero percent due to the favorable performance of equity markets. This adjustment increased Retirement pre-tax operating income by $35 million in 2013. For variable annuities in the Retirement Income Solutions product line, the assumed annual growth rate has remained above zero percent for the five-year reversion to the mean period and therefore has not met the criteria for adjustment; however, additional favorable equity market performance in excess of long-term assumptions could result in unlocking in this product line in the future, with a positive effect on pre-tax income in the period of the unlocking. See Critical Account Estimates – Estimated Gross Profits for Investment-Oriented Products (Life Insurance Companies) for additional discussion of assumptions related to our reversion to the mean methodology.

Item 7 / Insurance reserves / Life Insurance companies

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow DAC). The change in shadow DAC generally moves in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio. In addition, significant unrealized appreciation of investments in a prolonged low interest rate environment may cause additional future policy benefit liabilities to be recorded (shadow loss reserves). The increase in the Life Insurance Companies’ unrealized appreciation of investments in 2014 of $5.9 billion, which was driven by the decline in market interest rates, resulted in a decrease in shadow DAC and an increase in shadow loss reserves in 2014. Shadow loss reserves were insignificant at December 31, 2013 and increased to $1.2 billion at December 31, 2014. In 2013, shadow DAC increased and shadow loss reserves decreased due to an increase in market interest rates. The change in shadow DAC and shadow loss reserves in 2014 was greater than the change in 2013, due to a larger movement in unrealized appreciation of investments.

Life Insurance Companies Reserves

The following table presents a rollforward of Life Insurance Companies’ insurance reserves, including separate accounts and mutual fund assets under management, by operating segment:

Years Ended December 31,
(in millions)	2014	2013	2012
Institutional Markets:
Balance at beginning of year, gross	$32,100	$32,242	$31,378
Premiums and deposits	3,797	991	774
Surrenders and withdrawals	(766)	(2,620)	(1,128)
Death and other contract benefits	(1,530)	(1,371)	(1,384)
Subtotal	1,501	(3,000)	(1,738)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	1,130	1,156	876
Cost of funds	410	413	571
Other reserve changes	(61)	1,289	1,155
Balance at end of year	35,080	32,100	32,242
Reserves related to unrealized appreciation of investments	1,054	-	2,359
Reinsurance ceded	(5)	(5)	(9)
Total insurance reserves	$36,129	$32,095	$34,592
Retirement:
Balance at beginning of year, gross	$195,493	$173,281	$164,127
Premiums and deposits	24,077	23,788	16,159
Surrenders and withdrawals	(20,504)	(16,459)	(14,809)
Death and other contract benefits	(3,690)	(3,353)	(3,506)
Subtotal	(117)	3,976	(2,156)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	6,390	14,482	7,785
Cost of funds	2,781	2,837	3,127
Other reserve changes	80	917	398
Balance at end of year	204,627	195,493	173,281
Reserves related to unrealized appreciation of investments	100	-	456
Reinsurance ceded	(353)	(366)	(377)
Total insurance reserves and mutual fund assets under management	$204,374	$195,127	$173,360

Life:
Balance at beginning of year, gross	$32,810	$32,176	$31,354
Premiums and deposits	4,806	4,862	4,864
Surrenders and withdrawals	(853)	(896)	(1,001)
Death and other contract benefits	(812)	(772)	(878)
Subtotal	3,141	3,194	2,985
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(691)	(673)	(473)
Cost of funds	507	541	510
Other reserve changes	(2,231)	(2,428)	(2,200)
Balance at end of year	33,536	32,810	32,176
Reserves related to unrealized appreciation of investments	-	-	-
Reinsurance ceded	(1,315)	(1,354)	(1,375)
Total insurance reserves	$32,221	$31,456	$30,801
Total Life Insurance Companies:
Balance at beginning of year, gross	$260,403	$237,699	$226,859
Premiums and deposits	32,680	29,641	21,797
Surrenders and withdrawals	(22,123)	(19,975)	(16,938)
Death and other contract benefits	(6,032)	(5,496)	(5,768)
Subtotal	4,525	4,170	(909)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	6,829	14,965	8,188
Cost of funds	3,698	3,791	4,208
Other reserve changes	(2,212)	(222)	(647)
Balance at end of year	273,243	260,403	237,699
Reserves related to unrealized appreciation of investments	1,154	-	2,815
Reinsurance ceded	(1,673)	(1,725)	(1,761)
Total insurance reserves and mutual fund assets under management	$272,724	$258,678	$238,753
141

Item 7 / Insurance reserves / Life Insurance companies

Life Insurance Companies insurance reserves including separate accounts and mutual fund assets under management were comprised of the following balances:

At December 31,
(in millions)	2014	2013
Future policy benefits*	$40,931	$38,849
Policyholder contract deposits	124,716	122,038
Separate account liabilities	80,025	71,048
Total insurance reserves	245,672	231,935
Mutual funds assets under management	27,052	26,743
Total insurance reserves and mutual fund assets under management	$272,724	$258,678

* Excludes certain intercompany assumed reinsurance.

Loss Recognition

Other reserve changes in the table above include loss recognition expense. Reserves related to unrealized appreciation of investments include shadow loss reserves. Loss recognition expense attributable primarily to investment sales related to capital loss carryforward utilization was excluded from pre-tax operating income and reported within changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains (losses) in Results of Operations – Consumer Insurance. See Critical Accounting Estimates – Future Policy Benefits for Life and Accident and Health Insurance Contracts for additional discussion of loss recognition.

The Life operating segment recorded loss recognition expense of $87 million in 2014 and $67 million in 2012, which reduced pre-tax operating income in the respective periods, to increase reserves for certain long-term care business. The 2014 loss recognition was primarily a result of lower future premium increase assumptions and, to a lesser extent, lower yield assumptions. The 2012 loss recognition reflected updated assumptions for morbidity and lower premium increases. Assumptions related to investment yields, mortality experience and expenses are reviewed periodically and updated as appropriate, which could also result in additional loss recognition reserves. While the domestic Life Insurance Companies do not currently offer standalone long-term care products, these needs are addressed with various benefits and riders in the existing portfolio, such as chronic illness riders.

Item 7 / Insurance reserves / Life Insurance companies

Sales of investment securities in connection with the program to utilize capital loss carryforwards and other investment sales with subsequent reinvestment at lower yields triggered loss recognition expense, primarily on certain long-term payout annuity contracts in the Institutional Markets and Retirement segments, of $30 million in 2014, $1.5 billion in 2013 and $1.2 billion in 2012, which was not reflected in pre-tax operating income.

Shadow loss reserves of the Life Insurance Companies were not significant at December 31, 2013 and increased to $1.2 billion at December 31, 2014 primarily due to the increase in unrealized appreciation of investments during the year.

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet our payment obligations.  It is defined as cash and unencumbered assets that can be monetized in a short period of time at a reasonable cost.  We manage our liquidity prudently through various risk committees, policies and procedures, and a stress testing and liquidity framework established by Enterprise Risk Management (ERM). Our liquidity framework is designed to measure both the amount and composition of our liquidity to meet financial obligations in both normal and stressed markets. See Enterprise Risk Management — Risk Appetite, Identification, and Measurement and Enterprise Risk Management — Liquidity Risk Management below for additional information.

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

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Liquidity and Capital Resources Activity for 2014

Sources

•    AIG Parent Funding from Subsidiaries(a)

During 2014, AIG Parent received $2.6 billion in dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $6.8 billion in dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies, which included approximately $829 million of legal settlement proceeds.

AIG Parent also received a net amount of $1.0 billion in tax sharing payments from our insurance businesses in 2014, reflecting $57 million in net reimbursements to our insurance businesses during the fourth quarter of 2014.  The tax sharing payments may be subject to further adjustment in future periods.

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

Uses

•    Debt Reduction

During 2014, we reduced DIB debt by approximately $7.5 billion, in each case, using cash allocated to the DIB, through the following:

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

•    On July 31, 2014, a redemption of $1.25 billion aggregate principal amount of its 3.800% Notes due 2017;

•    On October 27, 2014, a redemption of approximately $2.0 billion aggregate principal amount of its 8.250% Notes due 2018;

•    In October and November 2014, total repurchases of approximately $410 million aggregate principal amount of its 5.450% Medium-Term Notes, Series MP, Matched Investment Program due 2017; and

•    On December 24, 2014, a repurchase of approximately $73 million aggregate principal amount of its 7.000% Notes due 2015.

On July 14, 2014, we purchased, in cash tender offers, (i) certain junior subordinated debentures issued or guaranteed by AIG for an aggregate purchase price of $1.8 billion and (ii) certain senior notes and debentures issued or guaranteed by AIG for an aggregate purchase price of $700 million. In October and December 2014, we repurchased approximately $1.6 billion aggregate principal amount of 8.175% Series A-6 Junior Subordinated Debentures.

We also made other repurchases and repayments of approximately $5.1 billion during 2014. AIG Parent made interest payments on our debt instruments totaling $1.6 billion during 2014.

•    Dividend

We paid a cash dividend of $0.125 per share on AIG Common Stock during each quarter of 2014.

•    Repurchase of Common Stock

We repurchased approximately 88 million shares of AIG Common Stock during 2014, for an aggregate purchase price of approximately $4.9 billion. The total number of shares of AIG Common Stock repurchased in 2014, and the aggregate purchase price of those shares, reflect our payment of approximately $3.1 billion in the aggregate under five ASR agreements and the receipt of approximately 53 million shares of AIG Common Stock in the aggregate, including the initial receipt of 70 percent of the total notional share equivalent, or approximately 9.2 million shares of AIG Common Stock, under an ASR agreement executed in December 2014.

•    Legal Settlement

On October 22, 2014, we made a cash payment of $960 million, which is being held in escrow pending final approval of the settlement of the Consolidated 2008 Securities Class Action. See Note 16 to the Consolidated Financial Statements for further discussion.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

(a) In January 2015, we received $2.2 billion in additional dividends in the form of cash and fixed maturity securities from our Life Insurance Companies and, in February 2015, we received $600 million in additional cash dividends from our Non-Life Insurance Companies.  These dividends had been declared during the three-month period ended December 31, 2014.

(b) On January 15, 2015, we issued $1.2 billion aggregate principal amount of 3.875% Notes due 2035 and $800 million aggregate principal amount of 4.375% Notes due 2055.

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Years Ended December 31,
(in millions)	2014*	2013	2012
Sources:
Net cash provided by operating activities	5,007	5,865	3,676
Net cash provided by changes in restricted cash	-	1,244	414
Net cash provided by other investing activities	15,731	5,855	16,198
Changes in policyholder contract balances	1,719	-	-
Issuance of long-term debt	6,687	5,235	8,612
Net cash provided by other financing activities	-	-	4,251
Total sources	29,144	18,199	33,151
Uses:
Change in restricted cash	(1,447)	-	-
Change in policyholder contract balances	-	(547)	(690)
Repayments of long-term debt	(16,160)	(14,197)	(11,101)
Repayment of Department of Treasury SPV Preferred Interests	-	-	(8,636)
Purchases of AIG Common Stock	(4,902)	(597)	(13,000)
Net cash used in other financing activities	(7,132)	(1,652)	-
Total uses	(29,641)	(16,993)	(33,427)
Effect of exchange rate changes on cash	(74)	(92)	16
Increase (decrease) in cash	(571)	1,114	(260)

*    For 2014, cash decreased by $162 million due to reclassification of $289 million to restricted cash presented in Other assets, partially offset by $127 million reclassification from Short-term investments, to correct prior period presentation.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

The following table presents a summary of AIG’s Consolidated Statement of Cash Flows:

Years Ended December 31,
(in millions)	2014	2013	2012
Summary:
Net cash provided by operating activities	$5,007	$5,865	$3,676
Net cash provided by investing activities	14,284	7,099	16,612
Net cash used in financing activities	(19,788)	(11,758)	(20,564)
Effect of exchange rate changes on cash	(74)	(92)	16
Increase (decrease) in cash	(571)	1,114	(260)
Cash at beginning of year	2,241	1,151	1,474
Change in cash of businesses held for sale	88	(24)	(63)
Cash at end of year	$1,758	$2,241	$1,151

Operating Cash Flow Activities

Interest payments totaled $3.4 billion in 2014, compared to $3.9 billion in 2013 and $4.0 billion in 2012.  Excluding interest payments, AIG generated positive operating cash flow of $8.3 billion, $9.7 billion and $7.7 billion in 2014, 2013 and 2012, respectively.

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits.  The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Cash provided by operating activities of our Non-Life Insurance Companies was $0.9 billion in 2014 compared to $0.4 billion in 2013 and $1.1 billion in 2012, primarily reflecting the timing of the payments related to catastrophe losses in each year.

Cash provided by operating activities of our Life Insurance Companies was $4.4 billion in 2014, $4.3 billion in 2013 and $2.9 billion in 2012. The increase in 2013 compared to 2012 was primarily due to higher pre-tax operating income and higher proceeds from legal settlements with financial institutions that participated in the creation, offering and sale of RMBS from which our Life Insurance Companies realized losses during the financial crisis.

Cash provided by operating activities of businesses held for sale was $2.9 billion for each of 2013 and 2012.

Investing Cash Flow Activities

Net cash provided by investing activities in 2014 reflected:

•    a reduction in net investment purchase activity; and

•    approximately $2.4 billion of net cash proceeds from the sale of ILFC.

Net cash provided by investing activities for 2013 included an increase in net investment purchase activity.

Net cash provided by investing activities for 2012 includes:

•    payments received relating to the sale of the underlying assets held by ML II of approximately $1.6 billion;

•    payments of approximately $8.5 billion received in connection with the dispositions of ML III assets by the FRBNY; and

•    gross proceeds of approximately $14.5 billion from the sale of  AIA ordinary shares.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Financing Cash Flow Activities

Net cash used in financing activities for 2014 includes:

•    approximately $712 million in the aggregate to pay dividends of $0.125 per share on AIG Common Stock in each of the four quarters of 2014;

•    approximately $4.9  billion to repurchase approximately 88 million shares of AIG Common Stock;

•    approximately $271 million to repay long-term debt of business held-for-sale; and

•    approximately $16.2 billion to repay long-term debt.

Net cash used in financing activities for 2013 includes:

•    approximately $294 million in the aggregate to pay dividends of $0.10 per share on AIG Common Stock in each of the third and fourth quarters of 2013;

•    approximately $597 million to repurchase approximately 12 million shares of AIG Common Stock;

•    approximately $9.3 billion to repay long term debt; and

•    approximately $4.9 billion in repayments of long term debt of business held-for-sale.

Net cash used in financing activities for 2012 includes:

•    $8.6 billion to pay down the Department of the Treasury’s preferred interests (AIA SPV Preferred Interests) in the special purpose vehicle holding the AIA ordinary shares; and

•    total payments of approximately $13.0 billion for the purchase of  shares of AIG Common Stock.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of December 31, 2014, AIG Parent had approximately $14.3 billion in liquidity sources. AIG Parent’s liquidity sources are held in the form of cash, short-term investments and publicly traded, intermediate-term investment grade rated fixed maturity securities. Fixed maturity securities consist of U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, and corporate and municipal bonds. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, intermediate-term investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity. AIG Parent liquidity sources are monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries, as well as credit and contingent liquidity facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

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

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

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

In the normal course, it is expected that a portion of the capital released by our core insurance operations or through the utilization of AIG’s deferred tax assets may be available for distribution to shareholders. Additionally, it is expected that capital associated with businesses or investments that do not directly support our core insurance operations may be available for distribution to shareholders or deployment towards liability management upon its monetization.

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

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	December 31, 2014	December 31, 2013
Cash and short-term investments(a)(b)	$5,085	$10,154
Unencumbered fixed maturity securities(c)	4,727	2,968
Total AIG Parent liquidity	9,812	13,122
Available capacity under syndicated credit facility(d)	4,000	3,947
Available capacity under contingent liquidity facility(e)	500	500
Total AIG Parent liquidity sources	$14,312	$17,569

(a) Cash and short-term investments include reverse repurchase agreements totaling $1.6 billion and $6.9 billion as of December 31, 2014 and 2013, respectively.

(b) $2.9 billion and $5.9 billion of cash and short-term investments as of December 31, 2014 and 2013, respectively, are allocated toward future maturities of liabilities and contingent liquidity stress needs of DIB and GCM.

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

Non-Life Insurance Companies

We expect that our Non-Life Insurance Companies will be able to continue to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. Our Non-Life Insurance Companies’ liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities.

Certain Non-Life Insurance Companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs may be used to supplement liquidity. As of December 31, 2014 and 2013, none of our Non-Life Insurance Companies had FHLB borrowings outstanding.

Our Non-Life Insurance Companies may require additional funding to meet capital or liquidity needs under certain circumstances.  Large catastrophes may require us to provide additional support to our affected operations. Downgrades in our credit ratings could put pressure on the insurer financial strength ratings of our subsidiaries, which could result in non‑renewals or cancellations by policyholders and adversely affect the subsidiary’s ability to meet its own obligations. Increases in market interest rates may adversely affect the financial strength ratings of our subsidiaries, as rating agency capital models may reduce the amount of available capital relative to required capital. Other potential events that could cause a liquidity strain include an economic collapse of a nation or region significant to our operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

AIG Parent and Ascot Corporate Name Limited (ACNL), a Non-Life Insurance Company, are parties to a $625 million letter of credit facility. ACNL, as a member of the Lloyd’s of London insurance syndicate (Lloyd’s), is required to hold capital at Lloyd’s, known as Funds at Lloyds (FAL). The entire FAL capital requirement of $625 million as of December 31, 2014, which supports the 2014 and 2015 years of account, was satisfied with a letter of credit issued under the facility.

AIG generally manages capital between AIG Parent and our Non-Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with a Mortgage Guaranty insurance company. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of this Mortgage Guaranty insurance company at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of this Mortgage Guaranty insurance company is in excess of that same specified minimum required capital, subject to its board approval and compliance with applicable insurance laws, this Mortgage Guaranty insurance company would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital. As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. As of December 31, 2014, the minimum required capital for the CMA with the Mortgage Guaranty insurance company is based on a risk-to-capital ratio of 19 to 1.

AIG Parent was also party to a consolidated CMA with AIG Property Casualty Inc. and certain domestic Non-Life Insurance Companies. Among other things, the CMA provided that AIG Parent would maintain the total adjusted capital of these Non-Life Insurance Companies, measured as a group (the Fleet), at or above the specified minimum percentage of the Fleet’s projected total authorized control level RBC. As a result of managing capital through internal, Board-approved policies and guidelines, AIG Parent agreed with AIG Property Casualty Inc. and these domestic Non-Life Insurance Companies to terminate this CMA effective February 19, 2015. As of December 31, 2014, the specified minimum percentage in the CMA with AIG Property Casualty Inc. and these domestic Non-Life Insurance Companies was 300 percent.

In 2014, our Non-Life Insurance Companies paid approximately $2.6 billion in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities included investment-grade government, corporate and sovereign bonds, as well as agency RMBS. In 2014, our Non-Life Insurance Companies also paid other non-cash dividends of $178 million to AIG Parent.  In addition, our Non-Life Insurance Companies paid approximately $600 million of cash dividends to AIG Parent in February 2015, which represented the remainder of dividends that were declared by our Non-Life Insurance Companies in the fourth quarter of 2014.  AIG Parent was not required to make any capital contributions pursuant to the CMAs.

Life Insurance Companies

We expect that our Life Insurance Companies will be able to continue to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. Our Life Insurance Companies liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities.

Certain of our domestic Life Insurance Companies are members of the FHLBs in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our domestic Life Insurance Companies had outstanding borrowings from the FHLBs in an aggregate amount of $44 million and $50 million as of December 31, 2014 and 2013, respectively.

The need to fund product surrenders, withdrawals and maturities creates a potential liquidity requirement for our Life Insurance Companies. Management believes that because of the size and liquidity of our Life Insurance Companies’ investment portfolios, normal deviations from projected claim or surrender experience would not create significant liquidity risk. Furthermore, our Life Insurance Companies’ products contain certain features that mitigate surrender risk, including surrender charges. As part of their risk management framework, our Life Insurance Companies continue to evaluate and, where appropriate, pursue strategies and programs to improve their liquidity position and facilitate their ability to maintain a fully invested asset portfolio. Our Life Insurance Companies also have developed a contingent liquidity plan to address unforeseen liquidity needs.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Certain of our domestic Life Insurance Companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these domestic Life Insurance Companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life Insurance Company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. There were no outstanding securities lent under these programs by our domestic Life Insurance Companies as of December 31, 2014. The liability of our Life Insurance Companies to borrowers for collateral received was zero as of December 31, 2014 and $4.0 billion as of December 31, 2013.

AIG generally manages capital between AIG Parent and our Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with AGC Life Insurance Company. Among other things, the CMA  provides that AIG Parent will maintain the total adjusted capital of AGC Life Insurance Company at or above a specified minimum percentage of its projected NAIC Company Action Level Risk-Based Capital (RBC), which as of December 31, 2014, was 250 percent.  As a result of managing capital through internal, Board-approved policies and guidelines, AIG Parent agreed with certain other domestic Life Insurance Companies to terminate their CMAs effective October 31, 2014.

Dividends and loan repayments from our domestic Life Insurance Companies to AIG Parent in 2014 totaled $7.4 billion, which was comprised of $6.8 billion of cash and fixed maturity securities and $642 million of preferred equity interests in two aircraft trust entities, and included approximately $829 million of legal settlement proceeds. The fixed maturity securities included investment-grade government, corporate and sovereign bonds, as well as agency RMBS.  In addition, our domestic Life Insurance Companies paid $2.2 billion in dividends and loan repayments, in the form of cash and fixed maturity securities, to AIG Parent in January 2015, which represented the remainder of dividends that were declared by our domestic operating Life Insurance Companies in the fourth quarter of 2014.

Other Operations

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

The DIB’s assets consist primarily of cash, short-term investments, fixed maturity securities issued by corporations, U.S. government and government sponsored entities and mortgage and asset backed securities. The value of these assets is impacted by macro‑economic trends in U.S. and core European markets, including corporate credit spreads, commercial and residential real estate markets, and to a lesser extent, interest rates and foreign exchange rates, among other factors. The majority of these assets are carried at fair value. The DIB’s liabilities consist primarily of notes and other borrowings supported by assets as well as other short-term financing obligations. The DIB has both liabilities held at cost and liabilities held at fair value. The liabilities held at fair value vary in price based on changes in AIG’s credit spreads.  As of December 31, 2014 and 2013, the DIB had total assets of $15.1 billion and $23.3 billion, respectively, and total liabilities of $9.7 billion and $20.0 billion, respectively.

The overall hedging activity for the assets and liabilities of the DIB is executed by GCM. The value of hedges related to the non-derivative assets and liabilities of AIGFP in the DIB is included within the assets, liabilities and operating results of GCM and is not included within the DIB’s assets, liabilities or operating results.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Collateral posted by operations included in the DIB to third parties was $3.5 billion at December 31, 2014 and $4.2 billion at December 31, 2013. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Global Capital Markets

Derivative transactions between AIG and its subsidiaries and third parties are generally centralized through GCM, specifically through AIG Markets. GCM is required to clear certain derivatives transactions through central regulated clearing organizations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). To the extent a derivatives transaction is subject to a clearing obligation, GCM is required to post collateral in amounts determined by the relevant clearing organization and GCM’s clearing agreements with its futures commission merchants.  To the extent a derivatives transaction is not subject to a clearing obligation, these derivative transactions are governed by bilateral master agreements, the form of which is published by the International Swaps and Derivatives Association, Inc. (ISDA). Many of these agreements, primarily between GCM and third party financial institutions, require collateral postings. Many of GCM’s transactions with AIG and its subsidiaries also include collateral posting requirements, the purpose of which are to provide collateral to GCM, which in turn is used to satisfy posting requirements with third parties, including the margin requirements of clearing organizations and futures commission merchants.

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

As of December 31, 2014 and 2013, GCM had total assets of $4.5 billion and $7.7 billion, respectively, and total liabilities of $3.1 billion as of both dates. GCM’s assets consist primarily of cash, short-term investments, other receivables, net of allowance, and unrealized gains on swaps, options and forwards. GCM’s liabilities consist primarily of unrealized losses on swaps, options and forwards. Collateral posted by GCM to third parties was $3.0 billion at both December 31, 2014 and 2013.  GCM obtained collateral from third parties totaling $1.1 billion and $572 million at December 31, 2014 and 2013, respectively. The collateral amounts reflect counterparty netting adjustments available under ISDA Master Agreements and are inclusive of collateral that exceeded the fair value of derivatives as of the reporting date.

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

As of December 31, 2014, a total of $4.0 billion remains available under the Five-Year Facility. Our ability to borrow under the Five-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Five-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Five-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Five-Year Facility would restrict our access to the Five-Year Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Five-Year Facility from time to time, and may use the proceeds for general corporate purposes.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Contingent Liquidity Facilities

AIG Parent has access to a contingent liquidity facility of up to $500 million as a potential source of liquidity for general corporate purposes. Under this facility, we have the unconditional right, prior to December 15, 2015, to issue up to $500 million in senior debt to the counterparty, based on a put option agreement between AIG Parent and the counterparty.

Our ability to borrow under this facility is not contingent on our credit ratings.

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

December 31, 2014		Payments due by Period
	Total		2016 -	2018 -
(in millions)	Payments	2015	2017	2019	Thereafter
Insurance operations
Loss reserves	$80,424	$21,612	$24,154	$12,248	$22,410
Insurance and investment contract liabilities	226,219	13,870	27,617	24,705	160,027
Borrowings	820	-	-	-	820
Interest payments on borrowings	1,430	64	128	128	1,110
Operating leases	1,169	308	404	217	240
Other long-term obligations	23	6	10	4	3
Total	$310,085	$35,860	$52,313	$37,302	$184,610
Other
Borrowings	$26,656	$1,980	$5,149	$4,722	$14,805
Interest payments on borrowings	16,363	1,288	2,359	1,755	10,961
Operating leases	135	41	52	17	25
Other long-term obligations	234	-	95	14	125
Total	$43,388	$3,309	$7,655	$6,508	$25,916
Consolidated
Loss reserves	$80,424	$21,612	$24,154	$12,248	$22,410
Insurance and investment contract liabilities	226,219	13,870	27,617	24,705	160,027
Borrowings	27,476	1,980	5,149	4,722	15,625
Interest payments on borrowings	17,793	1,352	2,487	1,883	12,071
Operating leases	1,304	349	456	234	265
Other long-term obligations(a)	257	6	105	18	128
Total(b)	$353,473	$39,169	$59,968	$43,810	$210,526

(a) Primarily includes contracts to purchase future services and other capital expenditures.

(b) Does not reflect unrecognized tax benefits of $4.4 billion, the timing of which is uncertain.

Loss Reserves

Loss reserves relate to our Non-Life Insurance Companies and represent future losses and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the payments by period presented above could be materially different from actual required payments. We believe that our Non-Life Insurance Companies maintain adequate financial resources to meet the actual required payments under these obligations.

Insurance and Investment Contract Liabilities

Insurance and investment contract liabilities, including GIC liabilities, relate to our Life Insurance Companies. These liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

nature. These liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) we are not currently making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship or (iii) payment may occur due to a surrender or other non-scheduled event beyond our control.

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

We believe that our Life Insurance Companies have adequate financial resources to meet the payments actually required under these obligations. These subsidiaries have substantial liquidity in the form of cash and short-term investments. In addition, our Life Insurance Companies maintain significant levels of investment grade rated fixed maturity securities, including substantial holdings in government and corporate bonds, and could seek to monetize those holdings in the event operating cash flows are insufficient. We expect liquidity needs related to GIC liabilities to be funded through cash flows generated from maturities and sales of invested assets.

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2014		Amount of Commitment Expiring
	Total Amounts		2016 -	2018 -
(in millions)	Committed	2015	2017	2019	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$852	$19	$783	$42	$8
Guarantees of indebtedness	180	-	23	-	157
All other guarantees(a)	8	-	1	-	7
Commitments:
Investment commitments(b)	2,238	1,730	452	56	-
Commitments to extend credit	1,695	869	174	468	184
Letters of credit	6	6	-	-	-
Total(c)	$4,979	$2,624	$1,433	$566	$356
Other
Guarantees:
Liquidity facilities(d)	$77	$-	$-	$-	$77
Standby letters of credit	215	213	2	-	-
All other guarantees	35	10	25	-	-

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Commitments:
Investment commitments(b)	252	65	55	27	105
Commitments to extend credit(f)	1,002	2	-	1,000	-
Letters of credit	25	25	-	-	-
Other commercial commitments(e)	10	-	5	4	1
Total(c)	$1,616	$315	$87	$1,031	$183
Consolidated
Guarantees:
Liquidity facilities(d)	$77	$-	$-	$-	$77
Standby letters of credit	1,067	232	785	42	8
Guarantees of indebtedness	180	-	23	-	157
All other guarantees(a)	43	10	26	-	7
Commitments:
Investment commitments(b)	2,490	1,795	507	83	105
Commitments to extend credit(f)	2,697	871	174	1,468	184
Letters of credit	31	31	-	-	-
Other commercial commitments(e)	10	-	5	4	1
Total(c)	$6,595	$2,939	$1,520	$1,597	$539

(a) Includes construction guarantees connected to affordable housing investments by our Life Insurance Companies. Excludes potential amounts for indemnification obligations included in asset sales agreements.  See Note 10 to the Consolidated Financial Statements for further information on indemnification obligations.

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

(e) Excludes commitments with respect to pension plans. The annual pension contribution for 2015 is expected to be approximately $173 million for U.S. and non-U.S. plans.

(f) Includes a five-year senior unsecured revolving credit facility between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility). The AerCap Credit Facility provides for an aggregate commitment of $1.0 billion and permits loans for general corporate purposes. At December 31, 2014, no amounts were outstanding under the AerCap Credit Facility.

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

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Year Ended December 31, 2014	December 31,		and	Foreign	Other		December 31,
(in millions)	2013	Issuances	Repayments	Exchange	Changes		2014
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$14,062	$3,247	$(1,508)	$(236)	$5		$15,570
Subordinated debt	250	-	-	-	-		250
Junior subordinated debt	5,533	-	(2,986)	(81)	-		2,466
Loans and mortgages payable	1	-	(1)	-	-		-
AIGLH notes and bonds payable	299	-	(15)	-	-		284
AIGLH junior subordinated debt	1,054	-	(518)	-	-		536
Total AIG general borrowings	21,199	3,247	(5,028)	(317)	5		19,106
AIG/DIB borrowings supported by assets:(a)
MIP notes payable	7,963	-	(4,781)	(274)	(38)		2,870
Series AIGFP matched notes and bonds payable	3,219	-	(2,998)	-	(187)		34
GIAs, at fair value	5,530	433	(1,675)	-	360	(b)	4,648
Notes and bonds payable, at fair value	1,217	30	(338)	-	(91)	(b)	818
Total AIG/DIB borrowings supported by assets	17,929	463	(9,792)	(274)	44		8,370
Total debt issued or guaranteed by AIG	39,128	3,710	(14,820)	(591)	49		27,476
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	656	24	(167)	(5)	(450)	(c)	58
Debt of consolidated investments(d)	1,909	1,450	(1,160)	(1)	1,485	(c) (e)	3,683
Total debt not guaranteed by AIG	2,565	1,474	(1,327)	(6)	1,035		3,741
Total debt	$41,693	$5,184	$(16,147)	$(597)	$1,084		$31,217

(a)  AIG Parent guarantees all DIB debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Reflects debt that has been reclassified from Other subsidiaries notes, bonds, loans and mortgages payable to Debt of consolidated investments.

(d)  At December 31, 2014, includes debt of consolidated investments held through AIG Global Real Estate Investment Corp., AIG Credit Corp., AIGLH and AIG Property Casualty Inc. of $2.0 billion, $54 million, $1.5 billion and $122 million, respectively.

(e)  Includes the effect of consolidating previously unconsolidated securitization vehicles.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Total DEBT OUTSTANDING

(in millions)

The decrease in total debt outstanding as of December 31, 2014 compared to December 31, 2013 was primarily due to maturities and repayments of debt and redemptions and repurchases of certain debt securities, as discussed above.

Debt Maturities

The following table summarizes maturing debt at December 31, 2014 of AIG (excluding $3.7 billion of borrowings of consolidated investments) for the next four quarters:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in millions)	2015	2015	2015	2015	Total
AIG general borrowings	$1	$-	$250	$846	$1,097
AIG/DIB borrowings supported by assets	220	342	157	164	883
Other subsidiaries notes, bonds, loans and
mortgages payable	17	7	7	7	38
Total	$238	$349	$414	$1,017	$2,018

See Note 15 to the Consolidated Financial Statements for additional details for debt outstanding.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of February 2, 2015. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

For a discussion of the effects of downgrades in the financial strength ratings of our insurance companies or our credit ratings, see Note 11 to the Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit.

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Item 1. Business — Regulation and Item 1A. Risk Factors — Regulation.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

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

On February 12, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on March 26, 2015 to shareholders of record on March 12, 2015. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 17 to the Consolidated Financial Statements.

On August 1, 2013, our Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase price of up to $1.0 billion, from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. On February 13, 2014, June 5, 2014 and October 31, 2014, our Board of Directors authorized increases to the August 1, 2013 repurchase authorization of AIG Common Stock of an aggregate of $4.5 billion.

During 2014, we repurchased approximately 88 million shares of AIG Common Stock for an aggregate purchase price of approximately $4.9 billion pursuant to this authorization.

In the second, third and fourth quarters of 2014, we executed five ASR agreements with third-party financial institutions. The total number of shares of AIG Common Stock repurchased in 2014, and the aggregate purchase price of those shares, each as set forth above, reflect our payment of approximately $3.1 billion in the aggregate to the financial institutions under the ASR agreements and the receipt of approximately 53 million shares of AIG Common Stock in the aggregate, including the initial receipt of 70 percent of the total notional share equivalent, or approximately 9.2 million shares of AIG Common Stock, under an ASR agreement executed in December 2014.  That ASR agreement settled in January 2015, at which time we received approximately 3.5 million additional shares of AIG Common Stock based on a formula specified by the terms of the ASR agreement.

On February 12, 2015, our Board of Directors authorized an additional increase to the August 1, 2013 repurchase authorization of AIG Common Stock of $2.5 billion, resulting in an aggregate remaining authorization on such date of approximately $2.5 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.  The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. See Note 20 to the Consolidated Financial Statements for a discussion of restrictions on payments of dividends by our subsidiaries.

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

•  In each of our business units, senior leaders and executives approve risk-taking policies and targeted risk tolerances within the ERM framework while working with ERM to mitigate risks across the firm.

•  Risk management is an integral part of how we manage our core businesses.

Risk Governance Structure

Our risk governance structure fosters the development and maintenance of a risk and control culture that encompasses all significant risk categories. Accountability for the implementation and oversight of risk policies is aligned with individual corporate executives, with the risk committees receiving regular reports regarding compliance with each policy to support risk governance at our corporate level as well as in each business unit. We review our governance and committee structure on a regular basis and make changes as appropriate to continue to effectively manage and govern our risks and risk-taking.

Our Board of Directors oversees the management of risk through its Risk and Capital Committee (RCC) and Audit Committee. Those committees regularly interact with other committees of the Board of Directors. Our Chief Risk Officer (CRO) reports to both the RCC and AIG’s Chief Executive Officer (CEO).

The Group Risk Committee (GRC) is the senior management group charged with assessing all significant risk issues on a global basis to protect our financial strength, optimize our intrinsic value, and protect our reputation. The GRC is chaired by our CRO. Its membership includes our CEO, Chief Financial Officer (CFO), and other executives from across our corporate functions and business units. Our CRO reports periodically on behalf of the GRC to both the RCC and the Audit Committee of the Board of Directors.

Management committees that support the GRC are described below. These committees are comprised of senior executives and experienced business representatives from a range of functions and business units throughout AIG and its subsidiaries. These committees are charged with identifying, analyzing and reviewing specific risk matters within their respective mandates.

Financial Risk Group (FRG):  The FRG is responsible for the oversight of financial risks taken by AIG and its subsidiaries. Its mandate includes overseeing our aggregate credit, market, interest rate, capital, liquidity and model risks, as well as asset-liability management, derivatives activity, and foreign exchange transactions. Membership of the FRG includes our EVP —

Item 7 / enterprise risk management

Investments, Deputy AIG Chief Investment Officer, as well as our CFO, and other senior executives from Finance and ERM. Our CRO serves as Chair of the FRG.

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

Operational Risk Committee (ORC): This committee oversees operational risk management activities across AIG’s businesses, functions, and geographic locations. The ORC reviews the enterprise-wide identification, escalation and mitigation of operational risks that may arise from inadequate or failed internal processes, people, systems, or external events.  The ORC also monitors current and emerging operational risks, as well as management actions taken to reduce risks to acceptable levels. The Committee approves the Operational Risk Management (ORM) Policy and ORM Framework, which includes the identification, assessment, monitoring and measurement of risks. The Committee ensures applicable governance structures are established to provide oversight of operational risk at each business unit and corporate function. The ORC also reviews aggregate firm-wide operational risk reports and provides a forum for senior management to assess our operational risk profile and to discuss operational risks that may affect our strategic objectives.

ORC members include senior AIG executives with expertise in legal, compliance, technology, human resources, finance and operational risk, as well as business continuity management and the chief risk officers of our business units.

Business Unit Risk and Capital Committees: Each of our major insurance businesses has established a risk and capital committee (BU RCC) that serves as the senior management committee responsible for risk oversight at the individual business unit level.  The BU RCCs are responsible for the identification, assessment and monitoring of all sources of risk within their respective portfolios. Specific responsibilities include setting risk tolerances, approving capital management strategies (including asset allocation and risk financing), insurance portfolio optimization, risk management policies and providing oversight of risk-adjusted metrics. In addition to its BU RCC, each major insurance business has established subordinate committees which identify, assess and monitor the specific operational, transactional and financial risks inherent in its respective business. Together, the BU RCCs and AIG Risk Committees described above provide comprehensive risk oversight throughout the organization.

Risk Appetite, Limits, Identification, and Measurement

Risk Appetite Framework

Our Risk Appetite Framework integrates stakeholder interests, strategic business goals and available financial resources. We intend to balance these by taking measured risks that are expected to generate repeatable, sustainable earnings and produce long-term value for our shareholders. The framework includes our Risk Appetite Statement approved by the Board of Directors

Item 7 / enterprise risk management

or a committee thereof and a set of supporting tools, including risk tolerances, risk limits and policies, which we use to manage our risk profile and financial resources.

We articulate our aggregate risk-taking by setting risk tolerances on capital and liquidity measures. These measures are set at the AIG Parent as well as the legal entity level and cover consolidated and insurance company capital and liquidity ratios.  We must comply with standards for capital adequacy and maintain sufficient liquidity to meet all our obligations as they come due in accordance with our internal capital management and liquidity policies. The risk appetite for our insurance operations inform the requirements for capital adequacy for individual legal entities.  Our risk tolerances take into consideration regulatory requirements, rating agency expectations, and business needs. The GRC routinely reviews the level of risk taken by the consolidated organization in relation to the established risk tolerances. A consolidated risk report is also presented periodically, as required, to the RCC by our CRO.

Risk Limits

A key component of our Risk Appetite Framework is having a process in place that establishes and maintains appropriate limits on the material risks identified for our core businesses and allows monitoring and meeting of both internal and external stakeholder’s expectations. Our objectives include:

•    Monitoring of risks, providing early warning indicators, and ensuring timely oversight and enforceability;

•    Defining a consistent and transparent approach to limits governance from the group-level to regional entities; and

•    Alignment with Risk Appetite Statement, where applicable.

To support the monitoring and management of AIG’s and its business units’ material risks, ERM has established a limits framework that employs a three-tiered hierarchy:

•    Level I Limits are AIG consolidated level limits. They define our aggregate maximum exposures for core risks within the boundaries set by the Risk Appetite Statement, and constrain our concentration in specific risk types. These limits are set to manage key risks identified by ERM and to meet requirements by regulators and rating agencies at a consolidated level. Level 1 Limits are reported to the FRG, GRC and RCC.

•    Level II Limits are business unit level limits. They define our appetite for specific, material risk taking activities within business units and corporate functions. These key risks are identified by ERM for the business unit and/or corporate function, and risk limits are developed to meet the specific requirements of regulators and rating agencies. Level II Limits are reported to the BU RCC and FRG.

•    Level III Limits monitor risk utilization on the regional or local level and are developed to address any specific requirements by regulators and rating agencies for that region not captured by the Level I and Level II limits. Level 3 Limits are reported at the local entity BU RCC.

All limits are reviewed by the FRG, GRC or business unit level risk committees on a periodic basis and revisions, if applicable, are approved by those committees.

The business units are responsible for complying with all risk limits. The ERM teams and chief risk officers within each business unit monitor such compliance and provide regular, timely reporting to our senior management and risk committees. Limit breaches are required to be reported in a timely manner and are documented and escalated in accordance with their level of severity or materiality. Responsibility for addressing and/or remediating any breach rests with individuals within the specific unit that experienced the breach.

Risk Identification and Measurement

One tool we use to inform our Risk Appetite Framework is risk identification.  We conduct risk identification through a number of processes at the business unit and corporate level focused on capturing our material risks and key areas of focus for follow-up risk management actions. A key initiative is our annual integrated bottom-up risk identification and assessment process

Item 7 / enterprise risk management

down to the product-line level. These processes are used as a critical input to enhance and develop our analytics for measuring and assessing risks across the organization.

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

The stress testing framework assesses our aggregate exposure to our most significant financial and insurance risks, including the risk in each of our key insurance company subsidiaries in relation to its statutory capital needs under stress, risks inherent in our non-insurance company subsidiaries, and risks to AIG consolidated capital. Using our stress testing methodology, we evaluate the capital and earnings impact of potential stresses in relation to the relevant capital constraint of each business operation. We use this information to determine the resources needed at the AIG Parent level to support our subsidiaries and capital resources required to maintain consolidated company target capitalization levels.

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

We devote considerable resources to managing our direct and indirect credit exposures. These exposures may arise from, but are not limited to fixed income investments, equity securities, deposits, commercial paper investments, reverse repurchase agreements and repurchase agreements, corporate and consumer loans, leases, reinsurance recoverables, counterparty risk arising from derivatives activities, collateral extended to counterparties, insurance risk cessions to third parties, financial guarantees and letters of credit.

Governance

Our credit risks are overseen and managed by ERM. ERM is assisted by credit functions headed by highly experienced credit professionals that take and manage our credit risk. Their primary role is to assure appropriate credit risk management in accordance with our credit policies and procedures relative to our credit risk parameters. Our Chief Credit Officer (CCO) and credit executives are primarily responsible for the development, implementation and maintenance of a risk management framework, which includes the following elements related to our credit risks:

•    developing and implementing our company-wide credit policies and procedures;

•    approving delegated credit authorities to our credit executives;

Item 7 / enterprise risk management

•    developing methodologies for quantification and assessment of credit risks, including the establishment and maintenance of our internal risk rating process;

•    managing a system of credit and program limits, as well as the approval process for credit transactions, above limit exposures, and concentrations of risk that may exist or be incurred;

•    evaluating, monitoring, reviewing and reporting of credit risks and concentrations regularly with senior management; and

•    approving appropriate credit reserves, credit-related other-than-temporary impairments and corresponding methodologies in all credit portfolios.

We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in some circumstances, we may require mitigants, such as third‑party guarantees, reinsurance or collateral, including commercial bank-issued letters of credit and trust collateral accounts. We treat these guarantees, reinsurance recoverables, letters of credit and trust collateral accounts as credit exposure and include them in our risk concentration exposure data.

See Investments – Available for Sale Investments herein for further information on our credit concentrations and credit exposures.

Market Risk Management

Market risk is defined as the risk of adverse impact due to systemic movements in one or more of the following market risk drivers:  equity and commodity prices, residential and commercial real estate values, interest rates, credit spreads, foreign exchange, inflation, and their levels of volatility.

We are engaged in a variety of insurance, investment and other financial services businesses that generate market risk, directly and indirectly. We are exposed to market risks primarily within our insurance and capital markets businesses, on both the asset and liability side of our balance sheet through on and off-balance sheet exposures. The chief risk officer within each business is responsible for properly identifying these risks, then ensuring that they are appropriately measured, monitored and managed in accordance with the risk governance framework established by the Chief Market Risk Officer (CMRO).

The scope and magnitude of our market risk exposures is managed under a robust framework that contains documented risk-taking authorities, defined risk limits and minimum standards for managing market risk in a manner consistent with our Risk Appetite Statement. Our market risk management framework focuses on quantifying the financial repercussions of changes in these broad market observables, distinct from the idiosyncratic risks associated with individual assets that are addressed through our credit risk management function.

Risk Identification

Market risk focuses on quantifying the financial repercussions of changes in broad, external, predominantly market observable risks. Financial repercussions can include an adverse impact on results of operations, financial conditions, liquidity and capital.

Each of the following systemic risks is considered a market risk:

Equity prices.  We are exposed to changes in equity market prices affecting a variety of instruments. Changes in equity prices can affect the valuation of publicly-traded equity shares, investments in private equity, hedge funds and mutual funds, exchange-traded funds (ETFs), and other equity-linked capital market instruments as well as equity-linked insurance products, including but not limited to index annuities, variable annuities, universal life insurance and variable universal life insurance.

Residential and commercial real estate values.  Our investment portfolios are exposed to the risk of changing values in a variety of residential and commercial real estate investments. Changes in residential/commercial real estate prices can affect the valuation of residential/commercial mortgages, residential/commercial mortgage‑backed securities and other structured securities with underlying assets that include residential/commercial mortgages: trusts that include residential/commercial real estate and/or mortgages (REITs), and residential mortgage insurance contracts and commercial real estate investments.

Item 7 / enterprise risk management

Interest rates.  Interest rate risk can arise from a mismatch in the interest rate exposure of assets versus liabilities. Lower interest rates generally result in lower investment income and resulting product changes will generally reduce the attractiveness of our insurance products in the marketplace.  Conversely, higher interest rates are typically beneficial for the opposite reasons. However, when rates rise quickly, there can be a temporary asymmetric U.S. GAAP accounting effect where the existing securities lose market value, which is largely reported in Other comprehensive income, and the offsetting decrease in the value of related liabilities may not be recognized. Changes in interest rates can affect the valuation of fixed maturity securities, financial liabilities, insurance contracts including but not limited to fixed rate annuities, variable annuities and derivative contracts.

Credit spreads.  Credit spreads measure an instrument’s risk premium or yield relative to that of a comparable duration, default‑free instrument. Changes in credit spreads can affect the valuation of fixed maturity securities, including but not limited to corporate bonds, asset-backed securities, mortgage-backed securities, AIG-issued debt obligations, credit derivatives and derivative credit valuation adjustments. Much like higher interest rates, wider credit spreads mean more investment income in the long‑term. In the short term, quickly rising spreads will cause a loss in the value of existing fixed maturity securities, which is largely reported in Other comprehensive income. A precipitous rise in credit spreads may also signal a fundamental weakness in the credit‑worthiness of bond obligors, potentially resulting in default losses.

Foreign exchange (FX) rates.  We are a globally diversified enterprise with significant income, assets and liabilities denominated in, and significant capital deployed in, a variety of currencies. Changes in FX rates can affect the valuation of a broad range of balance sheet and income statement items as well as the settlement of cash flows exchanged in specific transactions.

Commodity Prices.  Changes in commodity prices (the value of commodities) can affect the valuation of publicly‑traded commodities, commodity indices and derivatives on commodities and commodity indices.

Inflation.  Changes in inflation can affect the valuation of fixed maturity securities, including AIG-issued debt obligations, derivatives and other contracts explicitly linked to inflation indices, and insurance contracts where the claims are linked to inflation either explicitly, via indexing, or implicitly, through medical costs or wage levels.

Governance

Market risk is managed at the corporate level within ERM through the CMRO, who reports directly to the AIG CRO.  The CMRO is supported by a dedicated team of professionals within ERM who work in partnership with the senior management of our finance, treasury and investment management corporate functions.  The CMRO is primarily responsible for the development and maintenance of a risk management framework that includes the following key components:

•    written policies that define the rules for our market risk-taking activities and provide clear guidance regarding their execution and management;

•    a limit framework that aligns with our Board-approved Risk Appetite Statement;

•    independent measurement, monitoring and reporting for line of business, business unit and enterprise-wide market risks; and

•    clearly defined authorities for all individuals and committee roles and responsibilities related to market risk management.

These components facilitate the CMRO’s identification, measurement, monitoring, reporting and management of our market risks.

Risk Measurement

Our market risk measurement framework was developed with the main objective of communicating the range and scale of our market risk exposures. At the firm‑wide level market risk is measured in a manner that is consistent with AIG’s Risk Appetite Statement. This is designed to ensure that we remain within our stated risk tolerance levels and can determine how much additional market risk taking capacity is available within our framework. Our risk appetite is currently defined in terms of capital

Item 7 / enterprise risk management

and liquidity levels under specific stress tests. At the market risk level, the framework measures our overall exposure to each systemic market risk change on an economic basis.

In addition, we continue to enhance economic, U.S. GAAP accounting and statutory capital‑based risk measures at the market risk level, business‑unit level and firm‑wide levels. This process aims to ensure that we have a comprehensive view of the impact of our market risk exposures.

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

Scenario analysis.  Scenario analysis uses historical, hypothetical, or forward‑looking macroeconomic scenarios to assess and report exposures. Examples of hypothetical scenarios include a 100 basis point parallel shift in the yield curve or a 20 percent immediate and simultaneous decrease in world‑wide equity markets. Scenarios may also utilize a stochastic framework to arrive at a probability distribution of losses.

Stress testing.  Stress testing is a special form of scenario analysis in which the scenarios are designed to lead to a material adverse outcome. Examples of such scenarios include the stock market crash of October 1987 or the widening of yields or spreads of RMBS or CMBS during 2008.

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	December 31,		December 31,		December 31,		December 31,
(dollars in millions)	2014		2013		2014		2013
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	273,885		268,208		(15,107)		(14,341)
Mortgage and other loans receivable	16,594		14,649		(921)		(661)
Preferred stock	19		21		(1)		(2)
Total interest rate sensitive assets	$290,498	(a)	$282,878	(a)	$(16,029)	(b)	$(15,004)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Hedge funds	10,798		9,900		(2,160)		(1,980)
Private equity	8,858		9,810		(1,772)		(1,962)
Real estate investments	3,612		3,113		(722)		(623)
PICC(c)	3,375		2,536		(675)		(507)
Common equity	2,044		1,927		(409)		(385)
Aircraft asset investments	651		763		(130)		(153)
AerCap	4,972		-		(994)		-
Other investments	1,331		957		(266)		(191)
Total equity and alternative investments
exposure	$35,641		$29,006		$(7,128)		$(5,801)

Item 7 / enterprise risk management

Sensitivity factor			10% depreciation of all foreign currency
			exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position(d)	$12,005	$10,350	$(1,201)	$(1,035)

(a)  At December 31, 2014, the analysis covered $290 billion of $309 billion interest-rate sensitive assets. Excluded are $1 billion in DIB assets, $8 billion of loans, and $4 billion of investments in life settlements. In addition, $5 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2013, the analysis covered $283 billion of $306 billion interest-rate sensitive assets. Excluded are $6 billion in DIB assets, $5 billion of loans, and $4 billion of investments in life settlements. In addition, $8 billion of assets across various asset categories were excluded due to modeling and/or data limitations.

(b)  Commencing in the first quarter of 2014, we began using a duration and convexity method to estimate the impact of a 100 basis point increase in interest rates on each security. The change in method had no material effect on the amounts presented at December 31, 2013.

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

At December 31, 2014, our five largest foreign currency net asset positions were denominated in British pounds, Canadian dollars, Euro, Hong Kong dollars and Japanese yen. Our foreign currency-denominated net asset position at December 31, 2014 increased by 16.0 percent, or $1.7 billion, compared to December 31, 2013. The increase was mostly due to a $650 million increase in our Hong Kong dollar position, primarily resulting from the Non-Life Insurance Companies investment in PICC P&C; a $585 million increase in our British pound position, primarily resulting from AIG Parent repurchasing outstanding British pound-denominated debt; a $378 million increase in our Japanese yen position, mainly attributable to Japanese yen deferred tax liability reduction; a $153 million increase in our Canadian dollar position, mainly attributable to an increase in operating income from underwriting and investments; and a $75 million increase in our Euro position primarily resulting from AIG Parent repurchasing outstanding Euro-denominated debt. These increases were partially offset by a $173 million decrease in our Polish zloty position, primarily resulting from the sale of our equity investment in Santander Consumer Bank.

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

The sensitivity factors utilized for 2014 and presented above were selected based on historical data from 1994 to 2014, as follows (see the table below):

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

				2014 Scenario as	2014	2014 as a Multiple	Original 2013 Scenario (based
		Standard	Suggested	a Multiple of	Change/	of Standard	on Standard Deviation for
	Period	Deviation	2014 Scenario	Standard Deviation	Return	Deviation	1993-2013 Period)
10-Year Treasury	1994-2014	0.01	0.01	1.00	(0.01)	0.87	0.01
S&P 500	1994-2014	0.19	0.20	1.05	0.11	0.60	0.20
USD/GBP	1994-2014	0.09	0.10	1.07	(0.06)	0.63	0.10
166

Item 7 / enterprise risk management

Risk Monitoring and Limits

The risk monitoring responsibilities, owned by the business units, include ensuring compliance with market risk limits and escalation and remediation of limit breaches. Such activities must be reported to the ERM Market Risk team by the relevant business unit. This monitoring approach is aligned with our overall risk limits framework.

To control our exposure to market risk, we rely on a three-tiered hierarchy of limits that the CMRO closely monitors and reports to our CRO, senior management and risk committees.

See Risk Appetite, Limits, Identification, and Measurement – Risk Limits herein for further information on our three-tiered hierarchy of limits.

Liquidity Risk Management

Liquidity risk is defined as the risk that our financial condition will be adversely affected by the inability or perceived inability to meet our short-term cash, collateral or other financial obligations. Failure to appropriately manage liquidity risk can result in insolvency, reduced operating flexibility, increased costs, reputational harm and regulatory action.

AIG and its legal entities seek to maintain sufficient liquidity during both the normal course of business and under defined liquidity stress scenarios to ensure that sufficient cash can be generated to meet the obligations as they come due.

AIG Parent liquidity risk tolerance levels are established for base and stress scenarios over a time horizon covering a period of up to one year. We maintain a liquidity buffer designed to ensure that funding needs are met under varying market conditions. If we project that we will breach the tolerance, we will assess and determine appropriate liquidity management actions. However, the market conditions in effect at that time may not permit us to achieve an increase in liquidity sources or a reduction in liquidity requirements.

Risk Identification

The following sources of liquidity and funding risks could impact our ability to meet short-term financial obligations as they come due.

•       Market/Monetization Risk: Assets cannot be readily transformed into cash due to unfavorable market conditions. Market liquidity risk may limit our ability to sell assets at reasonable values to meet liquidity needs.

•       Cash Flow Mismatch Risk: Discrete and cumulative cash flow mismatches or gaps over short-term horizons under both expected and adverse business conditions may create future liquidity shortfalls.

•       Event Funding Risk: Additional funding is required as the result of a trigger event. Event funding risk comes in many forms and may result from a downgrade in credit ratings, a market event, or some other event that created a funding obligation or limits existing funding options.

•       Financing Risk: We are unable to raise additional cash on a secured or unsecured basis due to unfavorable market conditions, AIG-specific issues, or any other issue that impedes access to additional funding.

Governance

Liquidity risk is managed at the corporate level within ERM through the CMRO, who reports directly to the AIG CRO.  The AIG CRO has responsibility for the oversight of the Liquidity Risk Management Framework and delegates day-to-day implementation of this framework to the AIG Treasurer, with ERM oversight.

The Liquidity Risk Management Framework is guided by the liquidity risk tolerance as set forth in the Board-approved Risk Appetite Statement. The principal objective of this framework is to establish minimum liquidity requirements that protect our

Item 7 / enterprise risk management

long-term viability and ability to fund our ongoing business, and to meet short-term financial obligations in a timely manner in both normal and stressed conditions.

Our Liquidity Risk Management Framework includes a number of liquidity and funding policies and monitoring tools to address AIG-specific, broader industry and market related liquidity events.

Risk Measurement

Comprehensive cash flow projections under normal conditions are the primary component for identifying and measuring liquidity risk. We produce comprehensive liquidity projections over varying time horizons that incorporate all relevant liquidity sources and uses and include known and likely cash inflows and outflows. In addition, we perform stress testing by identifying liquidity stress scenarios and assessing the effects of these scenarios on our cash flow and liquidity.

We use a number of approaches to measure our liquidity risk exposure, including:

Coverage Ratios: Coverage Ratios measure the adequacy of a portfolio of assets to meet the forecasted net cash flow over a specified time horizon. The portfolio of assets is selected based on our ability to convert those assets into cash under the assumed market conditions and within the specified time horizon.

Asset Ratios: Asset Ratios measure and track the quality of an entity’s assets that can be used to raise liquidity over a specified period of time.

Cash Flow Forecasts: Cash Flow Forecasts measure the liquidity needed for a specific legal entity over a specified time horizon.

Stress Testing: Coverage Ratios and Asset Ratios are re-measured under defined liquidity stress scenarios that will impact net cash flows, liquid assets and/or other funding sources.

Relevant liquidity reporting is produced and reported regularly to AIG Parent and business unit risk committees. The frequency, content, and nature of reporting will vary for each business unit and legal entity, based on its complexity, risk profile, activities and size.

Operational Risk Management

Operational risk is defined as the risk of loss, or other adverse consequences, resulting from inadequate or failed internal processes, people, systems, or from external events. Operational risk includes legal risk, but excludes business and strategy risks.

Operational risk is inherent in each of our business units and corporate functions. Operational risks can have many impacts, including but not limited to: unexpected economic losses or gains, reputational harm due to negative publicity, regulatory action from supervisory agencies, operational and business disruptions, and/or damage to customer relationships.

Our ORM function, which supports our ORC, has the responsibility to provide an aggregate view of our operational risk profile. Our ORM function oversees the Operational Risk policy and framework, which includes risk identification, assessment, monitoring and measurement. The ORM program captures various types of risk to provide an aggregate view for each business and function. This includes operational risks related to core insurance activities, investing, model risk, technology (including cyber security, access, data privacy and data security), third party providers, compliance and regulatory matters.

Each business unit is responsible for managing its operational risks and implementing the components of the operational risk management program. In addition, certain corporate control functions have been assigned accountability for enterprise-wide operational risk management for their respective areas. These control functions include Sarbanes-Oxley (SOX), Business Continuity Management (BCM), Information Technology Security Risk and Compliance, Model Validation and Vendor Risk

Item 7 / enterprise risk management

Management. Senior business operational risk executives report to their respective business unit CRO and to the Head of our ORM. This reporting structure is designed to enable close alignment with the business unit while ensuring consistent implementation of operational risk management practices.

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

As part of the ORM framework, we deploy an integrated risk assessment approach which includes top-down risk assessments to identify our most significant operational risks, a Risk and Control Self Assessment (RCSA) process to identify key operational risks conducted at the business units and corporate functions and the identification of emerging risks through our Vulnerability Identification (VID) process which considers risks that have not yet fully manifested but could become significant over time. In addition, we conduct scenario analysis to identify remote but plausible potential risks that could result in severe financial losses. Corrective action plans are developed to address identified issues. Businesses are accountable for tracking and remediating these issues.

Operational risk management reporting to senior management and operational risk governance committees provides awareness of operational risk exposures, identifies key risks and facilitates management decision making. Reporting includes operational risk mitigation and monitoring, RCSA results and the status of issue resolution to senior management.

Insurance Operations Risks

Except as described above, we manage our business risk oversight activities through our insurance operations. A primary goal in managing our insurance operations is to achieve an acceptable risk-adjusted return on equity. To achieve this goal, we must be disciplined in risk selection, premium adequacy, and appropriate terms and conditions to cover the risk accepted.

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

•    use of reinsurance, both internal and third-party; and

•    review and establishment of reserves.

We closely manage insurance risk by monitoring and controlling the nature and geographic location of the risks in each line of business underwritten, the terms and conditions of the underwriting and the premiums we charge for taking on the risk. We analyze concentrations of risk using various modeling techniques, including both probability distributions (stochastic) and/or single-point estimates (deterministic) approaches.

Item 7 / enterprise risk management

Risk Identification

•    Non-Life Insurance Companies — risks covered include property, casualty, fidelity/surety, accident and health, aviation, management liability and mortgage insurance. We manage risks in the general insurance business through aggregations and limitations of concentrations at multiple levels: policy, line of business, geography, industry and legal entity. We manage risks in the mortgage insurance business through geographic classification, risk based pricing, premium adequacy monitoring, and prudent credit policy and underwriting standards.

•    Life Insurance Companies — risks include mortality and morbidity in the insurance-oriented products and insufficient cash flows to cover contract liabilities and longevity risk in the retirement savings-oriented products. We manage risks through product design, sound medical and non-medical underwriting, and external reinsurance programs.

We purchase reinsurance for our insurance operations. Reinsurance facilitates insurance risk management (retention, volatility, concentrations) and capital planning. We may purchase reinsurance on a pooled basis. Pooling of our reinsurance risks enables us to purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global catastrophe risks, both for the Non-Life Insurance Companies and the Life Insurance Companies.

Governance

Insurance risks are managed at the business unit level within ERM through the business unit chief risk officers, who report directly to the AIG CRO. Oversight is provided by the business unit chief risk officers. The business unit chief risk officers and their teams work closely with management to manage insurance risks. The framework includes the following key components:

•    written policies that define the rules for our insurance risk-taking activities;

•    a limit framework focused on key insurance risks that aligns with our Board-approved Risk Appetite Statement; and

•    clearly defined authorities for all individuals and committee roles and responsibilities related to insurance risk management.

Risk Measurement, Monitoring and Limits

We use a number of approaches to measure our insurance risk exposure, including:

Stochastic methods. Stochastic methods are used to measure and monitor risks including natural catastrophe, reserve and premium risk. We develop probabilistic estimates of risk based on our exposures, historical observed volatility or industry-recognized models in the case of catastrophe risk.

Scenario analysis. Scenario or deterministic analysis is used to measure and monitor risks such as terrorism or to estimate losses due to man-made catastrophic scenarios.

In addition, we monitor concentrations of exposure through insurance limits aggregated along dimensions such as geography, industry, or counterparty.

Non-Life Insurance Companies Key Insurance Risks

We manage insurance risks through risk review and selection processes, exposure limitations, exclusions, deductibles, self-insured retentions, coverage limits, attachment points, and reinsurance. This management is supported by sound underwriting practices, pricing procedures and the use of actuarial analysis to help determine overall adequacy of provisions for insurance. Underwriting practices and pricing procedures incorporate historical experience, changes in underlying exposure, current regulation and judicial decisions as well as proposed or anticipated regulatory changes.

Item 7 / enterprise risk management

For Non-Life Insurance Companies, insurance risks primarily include the following:

•    Liability for Unpaid Losses and Loss Adjustment Expenses - The potential inadequacy of the liabilities we establish for unpaid losses and loss adjustment expenses is a key risk faced by the Non-Life Insurance Companies. There is significant uncertainty in factors that may drive the ultimate development of losses compared to our estimates of losses and loss adjustment expenses. We manage this uncertainty through internal controls and oversight of the loss reserve setting process, as well as reviews by external experts. See Item 1. Business – A review of Liability for Unpaid Losses and Loss Adjustment Expenses herein for further information.

•    Underwriting - The potential inadequacy of premiums charged for future risk periods on risks underwritten in our portfolios can impact the Non-Life Insurance Companies ability to achieve an underwriting profit. We develop pricing based on our estimates of losses and expenses, but factors such as market pressures and the inherent uncertainty and complexity in estimating losses may result in premiums that are inadequate to generate underwriting profit. This may be driven by adverse economic conditions, unanticipated emergence of risks or increase in frequency of claims, worse than expected prepayment of policies, investment results, or expenses.

•    Catastrophe Exposure - Our business is exposed to various catastrophic events in which multiple losses can occur and affect multiple lines of business in any calendar year. Natural disasters, such as hurricanes, earthquakes and other catastrophes, have the potential to adversely affect our operating results. Other risks, such as man-made catastrophes or pandemic disease, could also adversely affect our business and operating results to the extent they are covered by our insurance products. Concentration of exposure in certain industries or geographies may cause us to suffer disproportionate losses.

•    Reinsurance  -  Since we use reinsurance to limit our losses, we are exposed to risks associated with reinsurance including the unrecoverability of expected payments from reinsurers either due to an inability or unwillingness to pay, contracts that do not respond properly to the event, or that actual reinsurance coverage is different than anticipated. The inability or unwillingness to pay is considered credit risk and is monitored through our credit risk management framework.

Natural Catastrophe Risk

We manage catastrophe exposure with multiple approaches such as setting risk limits based on aggregate Probable Maximum Loss (PML) modeling, monitoring overall exposures and risk accumulations, and purchasing catastrophe reinsurance through both the traditional reinsurance and capital markets in addition to other reinsurance protections.

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

We perform post-catastrophe event studies to identify model weaknesses, underwriting gaps, and improvement opportunities. Lessons learned from post-catastrophe event studies are incorporated into the modeling and underwriting processes of risk pricing and selection. The majority of policies exposed to catastrophic risks are one-year contracts which allow us to adjust our underwriting guidelines, pricing and exposure accumulation in a relatively short period.

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

Our natural catastrophe exposure is primarily driven by the U.S. and Japan, though our overall exposure is diversified across multiple countries. For example, we have exposures to additional perils such as European windstorms and floods. Within the U.S., we have significant hurricane exposure in Florida, the Gulf of Mexico, Northeast U.S. and mid-Atlantic regions. Events impacting the Northeast U.S. and the mid-Atlantic may result in a higher share of industry losses than other regions primarily

Item 7 / enterprise risk management

due to our relative share of exposure in those regions. Within the U.S., we have significant earthquake exposure in California, the Pacific Northwest and New Madrid regions. Earthquakes impacting the Pacific Northwest and New Madrid regions may result in a higher share of industry losses than other regions primarily due to our relative share of exposure in these regions.

The estimates below are the Occurrence Exceedance Probability (OEP) losses, which reflect losses that may occur in any single event due to the defined peril. The 1-in-100 and 1-in-250 PMLs are the probable maximum losses from a single natural catastrophe event with probability of 1 percent and 0.4 percent, respectively.

The following table presents an overview of modeled losses (OEP) for top perils and countries.

At December 31, 2014		Net of 2015	Net of 2015	Percent of Total
(in millions)	Gross	Reinsurance	Reinsurance, After Tax	Shareholder Equity
Exposures:
U.S. Hurricane (1-in-100)(a)	$4,887	$2,801	$1,821	1.7%
U.S. Earthquake (1-in-250)(b)	7,080	3,522	2,289	2.1
Japanese Wind (1-in-100)	1,279	1,225	796	0.7
Japanese Earthquake (1-in-250)(c)	$1,159	$899	$584	0.5%

(a)  The U.S. hurricane amount includes losses to Property from hurricane hazards of wind and storm surge.

(b)  U.S. earthquake loss estimates represent exposure to Property, Workers’ Compensation (U.S.) and A&H business lines.

(c)  Japan Earthquake represents exposure to Property and A&H business lines.

The OEP estimates provided above reflect our in-force portfolios at September 30, 2014, for U.S. exposures, and at June 30, 2014 for Japan exposures. The catastrophe reinsurance program is as of January 1, 2015.

As noted above, AIG, along with other non-life insurance and reinsurance companies, utilizes industry-recognized catastrophe models and apply their proprietary modeling processes and assumptions to arrive at loss estimates. The use of different methodologies and assumptions could materially change the projected losses. Since there is no industry standard for assumptions and preparation of insured data for use in these models, modeled losses may not be comparable to estimates made by other companies.

Also, the modeled results are based on the assumption that all reinsurers fulfill their obligations to us under the terms of the reinsurance arrangements and all catastrophe bonds attach and pay as modeled. However, reinsurance recoverable may not be fully collectible. In particular, the use of catastrophe bonds may not provide commensurate levels of protection compared to traditional reinsurance transactions. Therefore, these estimates are inherently uncertain and may not accurately reflect our exposure to these events.

Our 2015 catastrophe reinsurance program includes coverage for natural catastrophes and some coverage for terrorism events. It consists of a large North American occurrence cover (without reinstatement) to protect against a large U.S. loss, and a worldwide aggregate cover to protect against multiple, potentially smaller, losses.  The attachment point for this reinsurance program is at $3 billion.

Actual results in any period are likely to vary, perhaps materially, from the modeled scenarios. The occurrence of one or more severe events could have a material adverse effect on our financial condition, results of operations and liquidity. See also Item 1A. Risk Factors — Reserves and Exposures for additional information.

Terrorism Risk

We actively monitor terrorism risk and manage exposures to losses from terrorist attacks. We have set risk limits based on modeled losses from certain terrorism attack scenarios. Terrorism risks are modeled using a third-party vendor model and various terrorism attack modes and scenarios. Adjustments are made to account for vendor model gaps and the nature of the Non-Life Insurance Companies exposures. Examples of modeled scenarios are conventional bombs of different sizes, anthrax attacks and nuclear attacks.

Our largest terrorism exposures are in New York City, and estimated losses are largely driven by the Property and Workers’ Compensation lines of business. At our largest exposure location, modeled losses for a five-ton bomb attack net of the

Item 7 / enterprise risk management

Terrorism Risk Insurance Act (TRIA) and reinsurance recoveries are estimated to be $3.1 billion as of September 30, 2014. We also have smaller terrorism exposure in Canadian cities and in London.

Our exposure to terrorism risk is mitigated by TRIA in addition to limited private reinsurance protections. TRIA covers terrorist attacks within the United States or U.S. missions and against certain U.S. carriers or vessels and excludes certain lines of business as specified by applicable law. In 2015, TRIA covers 85 percent of insured losses above a deductible, decreasing by one percent each year to 80 percent in 2020. The current estimate of our deductible is about $2.7 billion for 2014.

We offer terrorism coverage in many other countries through various insurance products and participate in country terrorism pools when applicable. International terrorism exposure is estimated using scenario-based modeling and exposure concentration is monitored routinely. Targeted reinsurance purchases are made for some lines of business to cover potential losses due to terrorist attacks.

Mortgage Risk

For Mortgage Guaranty, the potential exposure to loss is due to borrower default on a first-lien residential mortgage; the primary drivers of this risk are changes in mortgage underwriting standards, home price depreciation, changes in the unemployment rate, changes in mortgage rates, and mortgagee behavior.

Mortgage Guaranty manages the quality of the loans it insures through use of a proprietary risk quality index. Mortgage Guaranty uses this index to determine an insurability threshold as well as to manage the risk distribution of its new business. Along with traditional mortgage underwriting variables, Mortgage Guaranty’s risk-based pricing model uses rating factors such as geography and the historical quality of a lender’s origination process to establish premium rates.

Reinsurance Recoverable

AIG’s reinsurance recoverable assets are comprised of:

•    Paid losses recoverable – balances due from reinsurers for losses and loss adjustment expenses paid by our subsidiaries and billed, but not yet collected.

•    Ceded loss reserves – ultimate ceded reserves for losses and loss adjustment expenses, including reserves for claims reported but not yet paid and estimates for IBNR.

•    Ceded reserves for unearned premiums.

At December 31, 2014, total reinsurance recoverable assets were $22.0 billion. These assets include general reinsurance paid losses recoverable of $1.5 billion, ceded loss reserves of $15.7 billion including reserves for IBNR, and ceded reserves for unearned premiums of $3.0 billion, as well as life reinsurance recoverables of $1.8 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years. These methods are continually reviewed and updated by management. Any adjustments are reflected in income. We believe that the amount recorded for ceded loss reserves at December 31, 2014 reflects a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ, perhaps materially, from the reserves currently ceded.

The Reinsurance Credit Department (RCD) conducts periodic detailed assessments of the financial strength and condition of current and potential reinsurers, both foreign and domestic. The RCD monitors both the financial condition of reinsurers as well as the total reinsurance recoverable ceded to reinsurers, and set limits with regard to the amount and type or exposure we are willing to take with reinsurers. As part of these assessments, we attempt to identify whether a reinsurer is appropriately licensed, assess its financial capacity and liquidity; and evaluate the local economic and financial environment in which a foreign reinsurer operates. The RCD reviews the nature of the risks ceded and the need for measures, including collateral to mitigate credit risk. For example, in our treaty reinsurance contracts, we frequently include provisions that require a reinsurer to post collateral or use other measures to reduce exposure when a referenced event occurs. Furthermore, we limit our unsecured exposure to reinsurers through the use of credit triggers such as insurer financial strength rating downgrades, declines in regulatory capital, or specified declines in risk-based capital (RBC) ratios. We also set maximum limits for reinsurance recoverable exposure, which in some cases is the recoverable amount plus an estimate of the maximum potential

Item 7 / enterprise risk management

exposure from unexpected events for a reinsurer. In addition, credit executives within ERM review reinsurer exposures and credit limits and approve reinsurer credit limits above specified levels. Finally, even where we conclude that uncollateralized credit risk is acceptable, we require collateral from active reinsurance counterparties where it is necessary for our subsidiaries to recognize the reinsurance recoverable assets for statutory accounting purposes. At December 31, 2014, we held $7.4 billion of collateral, in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit, in support of reinsurance recoverable assets from unaffiliated reinsurers. We believe that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is our business substantially dependent upon any single reinsurance contract.

The following table presents information for each reinsurer representing in excess of five percent of our total reinsurance recoverable assets:

At December 31, 2014		A.M.	Gross		Percent of		Uncollateralized
	S&P	Best	Reinsurance		Reinsurance	Collateral	Reinsurance
(in millions)	Rating(a)	Rating(a)	Assets		Assets(b)	Held(c)	Assets
Reinsurer:
Swiss Reinsurance Group of Companies	AA-	A+	$2,366		10.8%	$742	$1,624
Berkshire Hathaway Group of Companies	AA+	A++	$1,920	(d)	8.7%	$1,547	$373
Munich Reinsurance Group of Companies	AA-	A+	$1,867		8.5%	$612	$1,255

(a) The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of February 10, 2015.

(b) Total reinsurance assets include both the Non-Life Insurance Companies and the Life Insurance Companies reinsurance recoverable.

(c)  Excludes collateral held in excess of applicable balances.

(d) Includes $1.5 billion recoverable under the 2011 retroactive reinsurance transaction pursuant to which a large portion of the Non-Life Insurance Companies  net domestic asbestos liabilities were transferred to NICO. Does not include reinsurance assets ceded to other reinsurers for which NICO has assumed the collection risk. See Liability for Unpaid Losses and Loss Adjustment Expenses — Transfer of Domestic Asbestos Liabilities.

At December 31, 2014, we had no significant general reinsurance recoverable due from any individual reinsurer that was financially troubled. Reinsurer capital levels continued to increase in 2014, thereby increasing the industry’s underwriting capacity. This increased capacity has resulted in increased competition and lower rates for 2015 renewals. Reduced profitability associated with lower rates could potentially result in reduced capacity or rating downgrades for some reinsurers. The RCD, in conjunction with the credit executives within ERM, reviews these developments, monitors compliance with credit triggers that may require the reinsurer to post collateral, and seeks to use other appropriate means to mitigate any material risks arising from these developments.

See Item 7. MD&A – Critical Accounting Estimates – Reinsurance Assets for further discussion of reinsurance recoverable.

Life Insurance Companies Key Insurance Risks

Life Insurance Companies manage these risks through product design, experience monitoring, pricing actions, risk limitations, reinsurance and active monitoring and management of the relationships between assets and liabilities, including hedging. The emergence of significant adverse experience would require an adjustment to DAC and benefit reserves, which could have a material adverse effect on our consolidated results of operations for a particular period. For a further discussion of this risk, see Item 1A. Risk Factors — Business and Operations.

For Life Insurance Companies, insurance risks primarily include the following:

•    Mortality risk – represents the risk of loss arising from actual mortality rates being higher than expected mortality rates.  This risk could arise from pandemics or other events, including longer-term societal changes that cause higher than expected mortality. This risk exists in a number of our product lines but is most significant for our life insurance products.

•    Longevity risk – represents the risk of a change in value of a policy or benefit arising from actual mortality rates being lower than the expected mortality rates. This risk could arise from longer-term societal health changes as well as other factors. This risk exists in a number of our product lines but is most significant for our retirement, institutional and annuity products.

•    Client behavioral risk including surrender/lapse risk – there are many assumptions made when products are sold including how long the contracts will persist. Actual experience can vary significantly from these assumptions.  This risk is

Item 7 / enterprise risk management

impacted by a number of factors including changes in market conditions, tax law, regulations and policyholder preferences. This risk exists in the majority of our product lines.

•    Interest rate risk - represents the potential for loss due to a change in interest rates. Interest rate risk is measured with respect to assets, liabilities (both insurance-related and financial), and derivatives. This risk manifests itself when interest rates move significantly in a short period of time (interest rate shock) but can also manifest itself over a longer period of time such as a persistent low interest rate environment.

•    Equity risk – represents the potential for loss due to changes in equity prices. It affects equity-linked insurance products, including but not limited to index annuities, variable annuities (and associated guaranteed living and death benefits), universal life insurance, and variable universal life insurance. It also affects our equity investments and equity-related investments. In addition, changes in the volatility of equity prices can affect the valuation of those insurance products that are accounted for in a manner similar to equity derivatives.

Other Operations Risks

Global Capital Markets

GCM actively manages its exposures to limit potential economic losses, and in doing so, GCM must continually manage a variety of exposures including credit, market, liquidity and operational risks. The senior management of AIG defines the policies and establishes general operating parameters for GCM’s operations. Our senior management has established various oversight committees to regularly monitor various financial market, operational and credit risks related to GCM’s operations. The senior management of GCM reports the results of its operations to and reviews future strategies with AIG’s senior management.

GCM Derivative Transactions

A counterparty may default on any obligation to us, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has a positive fair value to AIG. The maximum potential exposure will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions. To help manage this risk, GCM operates within the guidelines set by the credit function within ERM. Transactions that fall outside these pre-established guidelines require the specific approval of ERM. It is also AIG’s policy to record credit valuation adjustments for potential counterparty default when necessary.

In addition, GCM utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives, margin agreements and subordination to reduce the credit risk relating to its outstanding financial derivative transactions. GCM requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and transaction size and maturity. Furthermore, GCM enters into certain agreements that have the benefit of set-off and close-out netting provisions, such as ISDA Master Agreements, repurchase agreements and securities lending agreements. These provisions provide that, in the case of an early termination of a transaction, GCM can set off its receivables from a counterparty against its payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated fair values.

The fair value of GCM’s interest rate, currency, credit, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts reported in Derivative assets, at fair value, was approximately $1.4 billion at both December 31, 2014 and 2013. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

GCM evaluates counterparty credit quality by internal analysis consistent with the risk rating policies of ERM, and supplements such analysis with ratings from rating agencies, where applicable.  In addition, GCM’s credit approval process involves pre-approved counterparty credit exposure limits that are established by ERM.

Item 7 / enterprise risk management

The following table presents the fair value of GCM’s derivatives portfolios by internal counterparty credit rating:

At December 31,
(in millions)	2014	2013
Rating:
AAA	$56	$129
AA	130	156
A	215	291
BBB	962	687
Below investment grade	68	114
Total	$1,431	$1,377

See Note 11 to the Consolidated Financial Statements for additional discussion related to derivative transactions.

AIG Parent and Other

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

•    liability for unpaid losses and loss adjustment expenses;

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

Item 7 / CRITICAL aCCOUNTING eSTIMATES

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

On December 16, 2013, AIG Parent and Seller entered into a definitive agreement with AerCap Holdings N.V. (AerCap) and AerCap Ireland Limited for the sale of 100 percent of the common stock of ILFC (the AerCap Agreement) for consideration consisting of $3.0 billion of cash and approximately 97.6 million newly issued AerCap common shares. The consideration had a value of approximately $5.4 billion based on AerCap’s pre-announcement closing price per share of $24.93 on December 13, 2013.  Upon closing of the transaction on May 14, 2014, we recorded the 97.6 million AerCap shares received at their then fair value of $47.01 and, together with the next cash received, recorded pre-tax and after-tax gains of approximately $2.2 billion and $1.4 billion, respectively for the year ended December 31, 2014.  We determined ILFC met the criteria for held-for-sale accounting at December 31, 2013. Because we received approximately 46 percent of the common stock of AerCap upon closing of the transaction and we continued to hold such percentage at December 31, 2014, ILFC does not qualify for discontinued operations presentation in the Consolidated Statements of Income. Consequently, ILFC’s operating results are presented in continuing operations for all periods presented.

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

We consider a number of factors to reliably estimate future taxable income, so we can determine the extent of our ability to realize net operating losses (NOLs), foreign tax credits (FTCs), capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and AIG‑specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. We also apply stresses to our assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. Our income forecasts, coupled with our tax planning strategies, all resulted in sufficient taxable income to achieve realization of the U.S. tax attributes prior to their expiration.

See Note 24 to the Consolidated Financial Statements for a discussion of our framework for assessing the recoverability of our deferred tax asset.

Uncertain Tax Positions

Our accounting for income taxes, including uncertain tax positions, represents management’s best estimate of various events and transactions, and requires judgment.  FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) (now incorporated into Accounting Standards Codification, 740, Income Taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties and additional disclosures. We determine whether it is more likely than not that a tax position will be sustained, based on technical

Item 7 / CRITICAL aCCOUNTING eSTIMATES

merits, upon examination by the relevant taxing authorities before any part of the benefit can be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

We classify interest expense and penalties recognized on income taxes as a component of income taxes.

U.S. Income Taxes on Earnings of Certain Foreign Subsidiaries

The U.S. federal income tax laws applicable to determining the amount of income taxes related to differences between the book carrying amounts and tax bases of subsidiaries are complex. Determining the amount also requires significant judgment and reliance on reasonable assumptions and estimates.

Insurance Liabilities

Liability for Unpaid Losses and Loss Adjustment Expenses (Non-Life Insurance Companies)

The estimate of the Liability for unpaid losses and loss adjustment expenses consists of several key judgments:

•    the determination of the actuarial models used as the basis for these estimates;

•    the relative weights given to these models by class;

•    the underlying assumptions used in these models; and

•    the determination of the appropriate groupings of similar classes and, in some cases, the segmentation of dissimilar claims within a class.

We use numerous assumptions in determining the best estimate of reserves for each class of business. The importance of any specific assumption can vary by both class of business and accident year. Because actual experience can differ from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves. This is particularly true for long-tail casualty classes of business such as excess casualty, asbestos, D&O, and primary or excess workers’ compensation.

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

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Overview of Loss Reserving Process and Methods

The Non-Life Insurance Companies’ loss reserves can generally be categorized into two distinct groups. Short-tail classes of business consist principally of property, Personal Insurance and certain casualty classes. Long-tail casualty classes of business include excess and umbrella liability, D&O, professional liability, medical malpractice, workers’ compensation, general liability, products liability and related classes.

Short-Tail Reserves

For operations writing short-tail coverages, such as property, the process for recording non-catastrophe quarterly loss reserves is generally geared toward maintaining incurred but not reported reserves based on percentages of net earned premiums for that business, rather than determining an ultimate loss ratio for current business based on reported losses. For example, the IBNR reserve required for the latest accident quarter for a class of property business might be expected to approximate 20 percent of the most recent quarter’s earned premiums. This level of reserve would generally be maintained regardless of the actual losses emerging in the current quarter. The percent of premium factor would reflect both the expected ultimate cost for reported claims and the expected percentage of losses that have not yet been reported.  The expected ultimate loss costs generally reflect the average loss ratio from a period of preceding years that have been adjusted for changes in rate and loss cost levels, mix of business, known exposure to unreported losses, or other factors affecting the particular class of business. The expected percentage of losses that have not yet been reported would be derived from historical loss emergence patterns. IBNR for claims arising from catastrophic events or events of unusual severity would be determined using alternative techniques in close collaboration with the claims department.  For some classes, a loss development factor method or percentage of monthly losses method may be used to determine IBNR reserves.

Long-Tail Reserves

Estimation of ultimate net losses and loss adjustment expenses (net losses) for long-tail casualty classes of business is a complex process and depends on a number of factors, including the class and volume of business, as well as estimates of the reinsurance recoverable. Experience in the more recent accident years shows limited statistical credibility in reported net losses on long-tail casualty classes of business. That is because a relatively low proportion of net incurred losses represent reported claims and expenses, and an even smaller percentage represents net losses paid. Therefore, IBNR constitutes a relatively high proportion of net losses.

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

Item 7 / CRITICAL aCCOUNTING eSTIMATES

We generally make a number of actuarial assumptions in the review of reserves for each class of business.

For longer-tail classes of business, we generally make actuarial assumptions with respect to the following:

•    Loss cost trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratios for prior accident years.

•    Expected loss ratios for the latest accident year (i.e., accident year 2014 for the year-end 2014 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

•    Loss development factors which are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.

We record quarterly changes in loss reserves for each of the Non-Life Insurance Companies classes of business. The overall change in our loss reserves is based on the sum of the changes for all classes of business. For most long-tail classes of business, the quarterly loss reserve changes are based on the estimated current loss ratio for each class of coverage less any amounts paid. Also, any change in estimated ultimate losses from prior accident years deemed to be necessary based on the results of our latest reserve studies or large loss analysis, either positive or negative, is reflected in the loss reserve for the current quarter.

Details of the Loss Reserving Process

The process of determining the current loss ratio for each class of business is based on a variety of factors. These include considerations such as: prior accident year and policy year loss ratios; rate changes; and changes in coverage, reinsurance, or mix of business. Other considerations include actual and anticipated changes in external factors such as trends in loss costs, real gross domestic product (GDP) growth, inflation, employment rates or unemployment duration, stock market volatility, corporate bond spreads, or in the legal and claims environment. The current loss ratio for each class of business is intended to represent our best estimate of the current loss ratio after reflecting all of the relevant factors. At the close of each quarter, the assumptions underlying the loss ratios are reviewed to determine if the loss ratios remain appropriate. This process includes a review of the actual claims experience in the quarter, actual rate changes achieved, actual changes in coverage, reinsurance or mix of business, and changes in other factors that may affect the loss ratio. When this review suggests that the initially determined loss ratio is no longer appropriate, the loss ratio for current business is changed to reflect the revised assumptions.

We conduct a comprehensive loss reserve review at least annually for each of the Non-Life Insurance Company and class of business. The reserve analysis for each class of business is performed by the actuarial personnel who are most familiar with that class of business. In this process, the actuaries are required to make numerous assumptions, including the selection of loss development factors and loss cost trend factors. They are also required to determine and select the most appropriate actuarial methods for each business class. Additionally, they must determine the segmentation of data that will enable the most suitable test of reserve adequacy. In the course of these detailed reserve reviews an actuarial central estimate of the loss reserve is determined. The sum of these central estimates for each class of business provides an overall actuarial central estimate of the loss reserve for that class.

We continue to consult with third party environmental litigation and engineering specialists, third party toxic tort claims professionals, third party clinical and public health specialists, third party workers’ compensation claims adjusters and third party actuarial advisors to help inform our judgments.  In 2014, the third party actuarial reviews covered the majority of net reserves held for our Commercial long-tail classes of business, and run-off portfolios reported in Corporate and Other.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

In determining the actual carried reserves, we consider both the internal actuarial best estimate and numerous other internal and external factors, including:

•    an assessment of economic conditions including real GDP growth, inflation, employment rates or unemployment duration, stock market volatility and changes in corporate bond spreads;

•    changes in the legal, regulatory, judicial and social environment including changes in road safety, public health and cleanup standards;

•    changes in medical cost trends (inflation, intensity and utilization of medical services) and wage inflation trends

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

Actuarial and Other Methods for Major Classes of Business

In testing the reserves for each class of business, our actuaries determine the most appropriate actuarial methods. This determination is based on a variety of factors including the nature of the claims associated with the class of business, such as the frequency or severity of the claims. Other considerations include the loss development characteristics associated with the claims, the volume of claim data available for the applicable class, and the applicability of various actuarial methods to the class. In addition to determining the actuarial methods, the actuaries determine the appropriate loss reserve groupings of data. For example, we write many unique subclasses of professional liability. For pricing or other purposes, it is appropriate to evaluate the profitability of each subclass individually. However, for purposes of estimating the loss reserves for many classes of business, we believe it is appropriate to combine the subclasses into larger groups to produce a greater degree of credibility in the claims experience. This determination of data segmentation and actuarial methods is carefully considered for each class of business. The segmentation and actuarial methods chosen are those which together are expected to produce the most robust estimate of the loss reserves.

The actuarial methods we use for most long-tail casualty classes of business include loss development methods, expected loss ratio methods, including “Bornhuetter Ferguson” methods described below, and frequency/severity models. Loss development methods utilize the actual loss development patterns from prior accident years to project the reported losses to an ultimate basis for subsequent accident years. Loss development methods generally are most appropriate for classes of business which exhibit a stable pattern of loss development from one accident year to the next, and for which the components of the classes have similar development characteristics. For example, property exposures would generally not be combined into the same class as casualty exposures, and primary casualty exposures would generally not be combined into the same class as excess casualty exposures. In 2014, we continued to refine our loss reserving techniques for the domestic primary casualty classes of business and adopted further segmentations based on our analysis of the differing emerging loss patterns for certain classes of insureds. We generally use expected loss ratio methods in cases where the reported loss data lacks sufficient credibility to utilize loss development methods, such as for new classes of business or for long-tail classes at early stages of loss development.  Frequency/severity models may be used where sufficient frequency counts are available to apply such approaches.

Expected loss ratio methods rely on the application of an expected loss ratio to the earned premium for the class of business to determine the loss reserves. For example, an expected loss ratio of 70 percent applied to an earned premium base of $10 million for a class of business would generate an ultimate loss estimate of $7 million. Subtracting any reported paid losses and loss adjustment expenses would result in the indicated loss reserve for this class. Under the “Bornhuetter Ferguson” methods, the expected loss ratio is applied only to the expected unreported portion of the losses. For example, for a long-tail class of business for which only 10 percent of the losses are expected to be reported at the end of the accident year, the expected loss ratio would be applied to the 90 percent of the losses still unreported. The actual reported losses at the end

Item 7 / CRITICAL aCCOUNTING eSTIMATES

of the accident year would be added to determine the total ultimate loss estimate for the accident year. Subtracting the reported paid losses and loss adjustment expenses would result in the indicated loss reserve. In the example above, the expected loss ratio of 70 percent would be multiplied by 90 percent. The result of 63 percent would be applied to the earned premium of $10 million resulting in an estimated unreported loss of $6.3 million. Actual reported losses would be added to arrive at the total ultimate losses. If the reported losses were $1 million, the ultimate loss estimate under the “Bornhuetter Ferguson” method would be $7.3 million versus the $7 million amount under the expected loss ratio method described above. Thus, the “Bornhuetter Ferguson” method gives partial credibility to the actual loss experience to date for the class of business. Loss development methods generally give full credibility to the reported loss experience to date. In the example above, loss development methods would typically indicate an ultimate loss estimate of $10 million, as the reported losses of $1 million would be estimated to reflect only 10 percent of the ultimate losses.

A key advantage of loss development methods is that they respond quickly to any actual changes in loss costs for the class of business. Therefore, if loss experience is unexpectedly deteriorating or improving, the loss development method gives full credibility to the changing experience. Expected loss ratio methods would be slower to respond to the change, as they would continue to give more weight to the expected loss ratio, until enough evidence emerged to modify the expected loss ratio to reflect the changing loss experience. On the other hand, loss development methods have the disadvantage of overreacting to changes in reported losses if the loss experience is not credible. For example, the presence or absence of large losses at the early stages of loss development could cause the loss development method to overreact to the favorable or unfavorable experience by assuming it will continue at later stages of development. In these instances, expected loss ratio methods such as “Bornhuetter Ferguson” have the advantage of recognizing large losses without extrapolating unusual large loss activity onto the unreported portion of the losses for the accident year.

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

Structural drivers analytics seek to explain the underlying drivers of frequency/severity.  A structural drivers analysis of frequency/severity is particularly useful for understanding the key drivers of uncertainty in the ultimate loss cost. For example, for the excess workers’ compensation class of business, we have attempted to corroborate our judgment by considering the impact on severity of the future propensity for deterioration of an injured worker’s medical condition, the impact of price inflation on the various categories of medical expense and cost of living adjustments on indemnity benefits, the impact of injured worker mortality and claim specific settlement and loss mitigation strategies, etc., using the following:

•    Claim by claim reviews to determine the stability and likelihood of settling an injured worker’s indemnity and medical benefits – the claim file review was facilitated by third party specialists experienced in workers’ compensation claims;

•    Analysis of the potential for future deterioration in medical condition unlikely to be picked up by a claim file review and associated with potentially costly medical procedures (i.e., increases in both utilization and intensity of medical care) over the course of the injured worker’s lifetime;

•      Analysis of the cost of medical price inflation for each category of medical spend (services and devices) and for cost of living adjustments in line with statutory requirements;

•    Portfolio specific mortality level and mortality improvement assumptions based on a mortality study conducted for AIG’s primary and excess workers’ compensation portfolios and AIG’s opinion of future longevity trends for the open reported cases;

•    Ground-up consideration of the reinsurance recoveries expected for the class of business for reported claims with extrapolation for unreported claims; and

Item 7 / CRITICAL aCCOUNTING eSTIMATES

•    The effects of various run-off claims management strategies that have been developed by AIG’s run-off unit.

During 2014, we continued to expand our analysis of structural drivers as a means of corroborating our judgments using traditional actuarial techniques. For example, we considered the impact of changes in economic activity (real GDP growth) on our emerging experience in the Commercial Auto Liability class of business, particularly business written in excess of a large insured deductible where ground up experience may take several years to pierce our layer. Further, we considered the impact of expected levels of future inflation as measured by the Personal Consumption Expenditure (PCE) Deflator (Health Services Component) published by the U.S. Bureau of Economic Analysis on our ultimate loss costs for medical benefits in the primary workers’ compensation class of business. We believe the PCE Deflator provides a more appropriate measure of workers’ compensation medical inflation as it includes medical expenditures made by employers on behalf of their employees. We also tested the sensitivity of our estimates to changes in the future path and level of inflation for this class of business.

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

We continue to receive claims asserting injuries and damages from toxic waste, hazardous substances, and other environmental pollutants and alleged claims to cover the cleanup costs of hazardous waste dump sites, referred to collectively as environmental claims, and indemnity claims asserting injuries from asbestos. The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained absolute exclusions for pollution-related damage and asbestos. The current Non-Life Insurance Companies Environmental policies that we specifically price and underwrite for environmental risks on a claims-made basis have been excluded from the analysis.

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

Various factors contribute to the complexity and difficulty in determining the future development of claims. Significant factors that influence the claims estimation process include court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving, and there is little likelihood that any firm direction will develop in the near future. Additionally, the exposures for cleanup costs of hazardous waste dump sites

Item 7 / CRITICAL aCCOUNTING eSTIMATES

involve issues such as allocation of responsibility among potentially responsible parties and the government’s refusal to release parties from liability. Future claims development also will be affected by the changes in Superfund and waste dump site coverage and liability issues.

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

Known asbestos claims are managed in a similar manner. Over two decades ago we established a specialized toxic tort claims unit, which historically investigated and adjusted all such asbestos claims. As part of the above mentioned NICO transaction, effective January 1, 2011, NICO assumed responsibility for claims handling related to the majority of AIG’s domestic asbestos liabilities.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

The following is a discussion of actuarial methods applied by major class of business:

Class of Business or Category and Actuarial Method	Application of Actuarial Method
Excess Casualty

We generally use a combination of loss development methods and expected loss ratio methods for excess casualty classes.

Frequency/severity methods are generally not used in isolation to determine ultimate loss costs as the vast majority of reported claims do not result in claim payment. (However, frequency/severity methods assist in the regular monitoring of the adequacy of carried reserves to support incurred but not reported claims). In addition, the average severity varies significantly from accident year to accident year due to large losses which characterize this class of business, as well as changing proportions of claims which do not result in a claim payment. To gain more stability in the projection, the claims amenable to loss development methods are analyzed in multiple layers: the layer capped at $1 million, $4 million excess of $1 million, $5 million excess of $5 million, $15 million excess of $10 million, and the layer above $25 million. The expected loss ratios for the layers above $1 million are derived from the expected relationship between the layers, reflecting the attachment point and limit by accident year.

In addition, we leverage case reserving based methodologies for complex claims/ latent exposures such as those involving toxic tort and other claims accumulations.

Expected loss ratio methods are generally used for at least the three latest accident years, due to the relatively low credibility of the reported losses. The loss experience is generally reviewed separately for lead umbrella classes and for other excess classes, due to the relatively shorter tail for lead umbrella business. Automobile‑related claims are generally reviewed separately from non-auto claims, due to the shorter-tail nature of the automobile‑related claims. Claims relating to certain latent exposures such as construction defects, exhaustion of underlying product aggregate limits, or mass torts are reviewed separately due to the unique emergence patterns of losses relating to these claims. The expected loss ratios used for recent accident years are based on the projected ultimate loss ratios of prior years, adjusted for rate changes, estimated loss cost trends and all other changes that can be quantified.

During 2014, we estimated the loss development patterns for mass tort claims separately from non-mass tort claims based on our experience over the last 30 years. This segmentation led to lower estimates for accident years 2005 and subsequent for non-mass tort claims where we expect underwriting actions and reductions in policy limits to have a favorable effect on ultimate losses, particularly for accident years 2007 to 2013. This was entirely offset by higher selected ultimates for accident years 2004 and prior as a result of this segmentation.

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

These classes of business reflect claims made coverage, and losses are characterized by low frequency and high severity. Expected loss ratio methods are given more weight in the two most recent accident years, whereas loss development methods are given more weight in more mature accident years. For the year-end 2014 loss reserve review, claims projections for accident years 2013 and prior were used.

Workers’ Compensation

We generally use a combination of loss development methods and expected loss ratio methods for workers’ compensation. We segment the data by state and industry class to the extent that meaningful differences are determined to exist.

For guaranteed cost business, expected loss ratio methods generally are given significant weight only in the most recent accident year. Workers’ compensation claims are generally characterized by high frequency, low severity, and relatively consistent loss development from one accident year to the next. We historically have been a leading writer of workers’ compensation, and thus have sufficient volume of claims experience to use development methods. We generally segregate California (CA) business from other business in evaluating workers’ compensation reserves. In 2012, we segmented out New York (NY) from the other states to reflect its different development pattern and changing percentage of the mix by state. We also revised our assumptions to reflect changes in our claims management activities. Certain classes of workers’ compensation, such as construction and business written in excess of a deductible, are also evaluated separately. Expected loss ratio methods for business written in excess of a deductible may be given significant weight in the five or more most recent accident years. Additionally, we write a number of very large accounts which include workers’ compensation coverage. These accounts are generally individually priced by our actuaries, and to the extent appropriate, the indicated losses based on the pricing analysis may be used to record the initial estimated loss reserves for these accounts.

In 2014, we refined the segmentation of business written in excess of a deductible by analyzing loss development separately for each layer/deductible size group. We also updated our tail factor selections in CA and NY and our loss development factors in the Construction class.  Each of these segments appears to have been impacted by specific structural changes in the portfolio. For CA business, our tail factor increases were in response to changing long-term medical development patterns. In NY, there has been a lengthening of the period between the date of accident and the classification of non-scheduled permanent partial injuries.  We completed a review of claim emergence and payouts for our top six states in workers’ compensation and concluded that NY and CA were the main states where the loss development patterns had materially changed since our last review. For excess of large deductible business, we updated our analyses to consider the impact of changes in the mix of retentions that has occurred over time as the data by retention band was becoming more credible.  Lastly, for the Construction class, we noted that the construction sector has experienced a comparatively slow recovery in payroll levels.  As a result of the diminished employment opportunities in this industry sector, injured workers may experience limited return-to-work opportunities, which moderate the shortening of claim duration that normally accompanies a labor market recovery.

In 2014, we also enhanced our analysis by considering our best estimate expectations of inflation (principally, the PCE Deflator for Health Care Services) and loss cost trends and we also reflected the impacts of enhancements in our claim management and loss mitigation activities, such as opioid drug management, fraud investigation and medical management.

Excess Workers’ Compensation

We historically have used a combination of loss development methods and expected loss ratio methods for excess workers’ compensation. For the year-end 2014 loss reserve review, our actuaries supplemented the methods used historically by applying a structural drivers approach to inform their judgment of the ultimate loss costs for open reported claims from accident years 2006 and prior and used the refined analysis to help inform their judgment of the ultimate loss cost for claims that have not yet been reported using a frequency/severity approach for these accident years.

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

•      the expected impact of recently enacted health care reform on workers’ compensation costs;

•      underlying policy pricing, terms and conditions;

•      claims settlement trends that can materially alter the mix and ultimate cost of claims;

•      changes in claims reporting and management practices of insureds and their third-party administrators;

•      the cost of new and additional treatment specialties, such as “pain management”;

•      the propensity for severely injured workers’ medical conditions to deteriorate in the future;

•      changes in injured worker longevity; and

•      territorial experience differences (across states and within regions in a state).

Methods based on expected loss ratios are given the greater weight for the more recent accident years. For the year-end 2014 loss reserve review, the structural drivers approach which was applied to open reported claims from accident years 2006 and prior, was deemed to be most suitable for informing our judgment of the ultimate loss cost for injured workers whose medical conditions had largely stabilized (i.e., at least 9 to 10 years have elapsed since the date of injury). The reserve for accident years 2007 and subsequent was determined using a Generalized Cape Cod Method, which is similar to a Bornhuetter Ferguson expected loss ratio method.

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

For certain classes of business with sufficient loss volume, loss development methods may be given significant weight for all but the most recent one or two accident years. For smaller or more volatile classes of business, loss development methods may be given limited weight for the five or more most recent accident years. Expected loss ratio methods are used for the more recent accident years for these classes. The loss experience for primary general liability business is generally reviewed at a level that is believed to provide the most appropriate data for reserve analysis. Additionally, certain sub-classes, such as construction, are generally reviewed separately from business in other subclasses. For other sub-classes, such as Environmental, we utilize the claim analysts’ claim projections for incurred but not enough reported (IBNER) and actuarial methods to calculate pure IBNR. In 2014, we continued to refine our loss reserving techniques for the domestic primary casualty classes of business and adopted further segmentations based on our analysis of the differing emerging loss patterns for certain classes of insureds. Due to the fairly long-tail nature of general liability business, and the many subclasses that are reviewed individually, there is less credibility given to the reported losses and increased reliance on expected loss ratio methods for recent accident years.

Commercial Automobile Liability
We generally use loss development methods for all but the most recent accident year for commercial automobile liability classes of business.

Expected loss ratio methods are generally given significant weight only in the most recent accident year.

In 2014, we considered the impact of changes in economic activity (real GDP growth) on our emerging experience in the Commercial Auto Liability class of business, particularly business written in excess of a large insured deductible where ground up experience may take several years to pierce our layer.

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

The reserve analysis projects ultimate losses for claims within each of several reserving categories based on actual historical experience, using primarily a frequency/severity loss development approach. Additional reserve tests are also employed, such as tests measuring losses as a percent of risk in force. Reserves are reviewed separately for each line of business considering the loss development characteristics, volume of claim data available and applicability of various actuarial methods to each line.

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

Mortgage Guaranty losses and loss adjustment expenses have been affected by macroeconomic events, such as improving home prices and decreasing unemployment. Because these macroeconomic events are subject to adverse or favorable change, the determination of the ultimate losses and loss adjustment expenses requires a high degree of judgment. Improving economic conditions have produced higher cure rates of delinquent loans in 2014, particularly in the most recent accident periods that may not continue in 2015. In addition, loans with modifications through government and lender programs may re-default resulting in new losses for Mortgage Guaranty if adverse economic conditions were to return.  In addition to improved cure rates, the favorable economic trends have resulted in a decline of newly reported delinquencies. Partially offsetting these favorable frequency trends were increases in severity, particularly for older delinquencies with larger delinquent interest costs, and a lower incidence of denied and rescinded claims.

Other Short-Tail Classes

For non catastrophe business, we generally use either loss development methods or IBNR factor methods to set reserves for short-tail classes such as property coverages.

For natural catastrophe’s, collaboration with the claims department and profit center management is done to determine the ultimate losses.

Where factors are used, they generally represent the percent of expected losses or other exposure measure yet to be reported. The factors are determined based on prior accident quarter loss emergence. The factors are continually reevaluated in light of emerging claim experience as well as rate changes or other factors that could affect the adequacy of the IBNR factor being employed.

International

Business written by the Non-Life Insurance Companies internationally includes both long-tail and short-tail classes of business. For long-tail classes of business, the actuarial methods used are comparable to those described above. However, the majority of business written by the Non-Life Insurance Companies internationally is short-tail, high frequency and low severity in nature. For this business, loss development methods are generally employed to test the loss reserves.

We maintain a database of detailed historical premium and loss transactions in original currency for business written by the Non-Life Insurance Companies internationally. This allows our actuaries to determine the current reserves without any distortion from changes in exchange rates over time. Our actuaries segment the international data by region, country or class of business as appropriate to determine an optimal balance between homogeneity and credibility. The techniques developed by our U.S. actuaries for certain commercial classes of business are increasingly applied to our International portfolios where the experience volume and data segmentation is comparable to that of the U.S. portfolios. Our actuaries work closely with the claims departments in each of our major International locations to determine the most appropriate methodology and assumptions.

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

We generally determine reserves for adjuster loss adjustment expenses based on calendar year ratios of adjuster expenses paid to losses paid for the particular class of business. We generally determine reserves for other unallocated loss adjustment expenses based on the ratio of the calendar year expenses paid to overall losses paid. This determination is generally done for all classes of business combined, and reflects costs of home office claim overhead as a percent of losses paid. We may supplement our judgments with an analysis of loss and legal expense mix change using predictive models that explicitly represent such mix change and detailed reviews with the claims department on the methods used to allocate the costs of the claims initiatives to new and in-force business and to different classes and sub-classes of business.

Catastrophes and Severe Losses
We conduct special analyses in response to major catastrophes and severe losses to estimate our gross and net liability for unpaid losses and loss adjustment expenses from those events.	These analyses may include a combination of approaches, including modeling estimates, ground-up claim analysis, loss evaluation reports from on-site field adjusters, and market share estimates.

185

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Alternative Loss Cost Trend and Loss Development Factor Assumptions by Class of Business

For classes of business other than the classes discussed below, there is generally some potential for deviation in both the loss cost trend and loss development factor assumptions.

The effect of these deviations is expected to be smaller than the effect on the classes noted below:

Loss cost trends:  The percentage deviations noted in the table below are not considered the highest possible deviations that might be expected, but rather what we consider to reflect a reasonably likely range of potential deviation. The impacts cited

Item 7 / CRITICAL aCCOUNTING eSTIMATES

below are only for the years using an expected loss ratio approach. Actual loss cost trends in the early 1990s were negative for several years whereas actual loss cost trends exceeded the figures cited below for 1997 through 2001. Loss trends may deviate by more than the amounts noted above and discussed below.

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

AIG’s loss reserve analyses do not generally provide a range of loss reserve estimates. A large portion of the loss reserves from the Non-Life Insurance Companies business relates to longer-tail casualty classes of business, such as excess casualty and D&O, which are driven by severity rather than frequency of claims. Using the reserving methodologies described above, our actuaries determine their actuarial central estimates of the loss reserves and advise management on their final recommendation for management’s best estimate of the recorded reserves. Subject matter experts from underwriting and claims play an important part in informing the actuarial assumptions and methods. The governance process over the establishment of loss reserves also ensures robust considerations of the changes in the loss trends, terms and conditions, claims handling practices, and large loss impact when determining the methods, assumptions and the estimations. This multi-disciplinary process engages underwriting, claims, risk management, business unit executives and senior management and involves several iterative levels of feedback and response during the regular reserving process.

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
Excess Casualty

The assumed loss cost trend was approximately five percent in the 2014 reserve review. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2014 loss reserve review for excess casualty will range from 0 percent to positive ten percent. The loss cost trend assumption is critical for the excess casualty class of business due to the long-tail nature of the claims and therefore is applied across many accident years. Thus, there is the potential for the reserves with respect to a number of accident years (the expected loss ratio years) to be significantly affected by changes in loss cost trends that were initially relied upon in setting the reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.

After evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors will range from approximately 2 percent below those actually utilized in the year-end 2014 reserve review to approximately 3 percent above those factors actually utilized. Excess casualty is a long-tail class of business and any deviation in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in loss development factors that were initially relied upon in setting the reserves. These changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.

D&O and Related Management Liability Classes of Business

The assumed loss cost trend was approximately 2 percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, including the potential effect of recent claims relating to the credit crisis, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2014 loss reserve review for these classes will range from approximately 29 percent lower or 27 percent higher than the assumption actually utilized in the year-end 2014 reserve review. Because the D&O class of business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation.

The assumed loss development factors are also an important assumption but less critical than for excess casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for excess casualty. However, the high severity nature of the claims does create the potential for significant deviations in loss development patterns from one year to the next. After evaluating the historical loss development factors for these classes of business for accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors will range from approximately 6 percent lower to approximately 16 percent higher than those factors actually indicated in the year-end 2014 loss reserve review for these classes.

Primary Workers’ Compensation

The loss cost trend assumption is not believed to be material with respect to our loss reserves. This is primarily because our actuaries are generally able to use loss development projections for all but the most recent accident year’s reserves, so there is limited need to rely on loss cost trend assumptions for primary workers’ compensation business.

Generally, our actual historical workers’ compensation loss development factors would be expected to provide a reasonably accurate predictor of future loss development. However, workers’ compensation is a long-tail class of business, and our business reflects a very significant volume of losses, particularly in recent accident years. After evaluating the actual historical loss development since the 1980s for this business, in our judgment, it is reasonably likely that actual loss reserves will fall within the range of approximately 9 percent below to approximately 11 percent above those actually indicated in the year-end 2014 loss reserve review.

Based on our sensitivity testing, we also estimate that a 1 percent rise in the future rate of inflation (PCE Deflator for Health Care Services increased by 1 percent at the 30-year time horizon, with increases in the forward rate of inflation assumed to occur proportionally over time (i.e. the zero-year/1-year forward inflation rate would change by 1/30th of 1 percentage point)) would increase our ultimate loss cost estimates by approximately $210 million as of December 31, 2014.

In 2014, however, we corroborated our judgments using traditional loss development projections with three-dimensional loss development models incorporating accident year, development year and calendar year trends. This allowed us to consider for example, the effect of changing levels of inflation (specifically the PCE Deflator for Health Care Services) on our ultimate loss costs for medical benefits. These methodologies also facilitate a more quantitative assessment of the uncertainty in our estimates reflecting structural drivers of loss along each dimension.

Excess Workers’ Compensation (run-off only)

Loss costs were trended at six percent per annum. After reviewing actual industry loss trends for the past ten years, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2014 loss reserve review for excess workers’ compensation will range five percent lower or higher than this estimated loss trend. However, given the small volume of business written in these years, the range in reserve estimates as a result of varying these loss cost trends is not very wide.

Excess workers’ compensation is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development. After evaluating the historical loss development factors for prior accident years since the 1980s as well as the development over the past several years of the ground up claim projections utilized to help select the loss development factors in the tail for this class of business, in our judgment, it is reasonably likely that actual loss development for excess workers’ compensation could increase the current reserves by up to approximately $1.0 billion or decrease them by approximately $250 million.

194

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Item 7 / CRITICAL aCCOUNTING eSTIMATES

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2014.

December 31, 2014	Effect on		Effect on
(in millions)	Loss Reserves		Loss Reserves
Loss cost trends:		Loss development factors:
Excess casualty:		Excess casualty:
5 percent increase	$1,200	6 percent increase	$900
5 percent decrease	(800)	3 percent decrease	(650)
D&O:		D&O:
27 percent increase	1,240	16 percent increase	935
29 percent decrease	(925)	6 percent decrease	(360)
Excess workers' compensation:		Excess workers' compensation:
5 percent increase	N/A	Increase(b)	1,000
5 percent decrease	N/A	Decrease (b)	(250)
Primary workers' compensation(a):		Primary workers' compensation:
		11 percent increase(c)	1,400
		9 percent decrease(c)	(1,100)

(a) Loss cost trend assumption does not have a material impact for this line of business.

(b) Percentages not applicable due to extremely long-tailed nature of workers’ compensation.

(c) Impact was determined based on analysis of aggregate variability of loss development assumptions.

Reinsurance Assets

The estimation of reinsurance recoverable involves a significant amount of judgment, particularly for latent exposures, such as asbestos, due to their long-tail nature.  Reinsurance assets include reinsurance recoverable on unpaid losses and loss adjustment expenses that are estimated as part of our loss reserving process and, consequently, are subject to similar judgments and uncertainties as the estimation of gross loss reserves.

We assess the collectability of reinsurance recoverable balances through either detailed reviews of the underlying nature of the reinsurance balance or comparisons with historical trends of disputes and credit events.  We record adjustments to reflect the results of these assessments through an allowance for uncollectable reinsurance that reduces the carrying amount of reinsurance assets in the balance sheet. This estimate requires significant judgment for which key considerations include:

•    paid and unpaid amounts recoverable;

•    whether the balance is in dispute or subject to legal collection;

•    whether the reinsurer is financially troubled (i.e., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction); and

•    whether collateral and collateral arrangements exist.

At December 31, 2014, the allowance for estimated unrecoverable reinsurance was $258 million.

See Note 8 to the Consolidated Financial Statements for additional information on reinsurance.

Future Policy Benefits for Life and Accident and Health Insurance Contracts (Life Insurance Companies)

Long-duration traditional products include whole life insurance, term life insurance, accident and health insurance, long-term care insurance, and certain payout annuities for which the payment period is life-contingent, which include certain of our single premium immediate annuities and structured settlements.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

For long-duration traditional business, a “lock-in” principle applies. The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. The assumptions include mortality, morbidity, persistency, maintenance expenses, and investment returns. These assumptions are typically consistent with pricing inputs. The assumptions also include margins for adverse deviation, principally for key assumptions such as mortality and interest rates used to discount cash flows, to reflect uncertainty given that actual experience might deviate from these assumptions. Establishing margins at contract inception requires management judgment.  The extent of the margin for adverse deviation may vary depending on the uncertainty of the cash flows, which is affected by the volatility of the business and the extent of our experience with the product.

Loss recognition occurs if observed changes in actual experience or estimates result in projected future losses under loss recognition testing. To determine whether loss recognition exists, we determine whether a future loss is expected based on updated current assumptions.  If a loss recognition exists, we recognize the loss by first reducing DAC through amortization expense, and, if DAC is depleted, record additional liabilities through a charge to policyholder benefit expense. See Note 9 to the Consolidated Financial Statements for additional information on loss recognition.  Because of the long-term nature of many of our liabilities subject to the “lock-in” principle, small changes in certain assumptions may cause large changes in the degree of reserve adequacy. In particular, changes in estimates of future invested asset returns have a large effect on the degree of reserve deficiency.

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

•    For mortality assumptions, key judgments include the extent of industry versus own experience to base future assumptions as well as the extent of expected mortality improvements in the future.  The latter judgment is based on a combination of historical mortality trends, advice from industry public health and demography specialists that were consulted by AIG’s actuaries and published industry information.

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

The Life operating segment recorded loss recognition expense of $87 million in 2014 and $67 million in 2012 to increase reserves for certain discontinued long-term care business as a result of updated assumptions. Sales of investment securities in connection with our program to utilize capital loss carryforwards and other investment sales with subsequent reinvestment at lower yields triggered recording of loss recognition expense of $30 million, $1.5 billion and $1.2 billion in 2014, 2013 and 2012, respectively, primarily related to certain long-term payout annuity contracts in the Institutional Markets and Retirement operating segments. See Results of Operations – Life Insurance Companies DAC and Reserves – Loss Recognition for additional discussion.

Significant unrealized appreciation on investments in a prolonged low interest rate environment may cause DAC to be adjusted and additional future policy benefit liabilities to be recorded through a charge directly to accumulated other comprehensive income (“shadow loss recognition”). These charges are included, net of tax, with the change in net unrealized appreciation of

Item 7 / CRITICAL aCCOUNTING eSTIMATES

investments.  See Note 9 to the Consolidated Financial Statements for additional information on shadow loss recognition. In applying shadow loss recognition, the Company overlays unrealized gains onto loss recognition tests without revising the underlying test.  Accordingly, there is limited additional judgment in this process.

Guaranteed Benefit Features of Variable Annuity Products (Life Insurance Companies)

Variable annuity products offered by our Retirement Income Solutions and Group Retirement product lines offer guaranteed benefit features. These guaranteed features include guaranteed minimum death benefits (GMDB) that are payable in the event of death or other instances, and living benefits that are payable in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits include guaranteed minimum withdrawal benefits (GMWB), guaranteed minimum income benefits (GMIB), and guaranteed minimum account value benefits (GMAV). See Note 14 to the Consolidated Financial Statements for additional information on these features.  For GMDB, our most widely offered guaranteed benefit feature, the liabilities included in Future policyholder benefits at December 31, 2014 and 2013 were $401 million and $355 million, respectively.  The fair value of GMWB and GMAV embedded derivatives included in Policyholder contract deposits was a net liability of $957 million at December 31, 2014 and a net asset of $37 million at December 31, 2013.

The liabilities for GMDB and GMIB, which are recorded in Future policyholder benefits, represent the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected assessments, through Policyholder benefits and losses incurred. The liabilities for GMWB and GMAV, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Other realized capital gains (losses).

Our exposure to the guaranteed amounts is equal to the amount by which the contract holder’s account balance is below the amount provided by the guaranteed feature. A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e. the features are mutually exclusive, so the exposure to the guaranteed amount for each feature is not additive to that of other features.  A policyholder cannot purchase more than one living benefit on one contract. Declines in the equity markets, increased volatility and a sustained low interest rate environment increase our exposure to potential benefits under the guaranteed features, leading to an increase in the liabilities for those benefits. See Estimated Gross Profits for Investment-Oriented Products (Life Insurance) below for sensitivity analysis which includes the sensitivity of reserves for guaranteed benefit features to changes in the assumptions for equity market returns, volatility and mortality. For a further discussion of the risks related to guaranteed benefit features of variable annuities, our dynamic hedging program and risks of AIG’s unhedged exposures, see Item 1A. — Risk Factors — Business and Operations.

The reserving methodology and assumptions used to measure the liabilities of our two largest guaranteed benefit features are presented in the following table:

Reserving Methodology	Assumptions and Accounting Judgments
GMDB

We determine the GMDB liability at each balance sheet date by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected fees. See Note 14 to the Consolidated Financial Statements for additional information on how we reserve for variable annuity products with guaranteed benefit features.

Key assumptions include :

•    Interest rates, which vary by year of issuance and products

•    Mortality rates, which are based upon actual experience modified to allow for variations in policy form

•    Lapse rates, which are based upon actual experience modified to allow for variations in policy form

•    Investment returns, using assumptions from a randomly generated model

•   In applying asset growth assumptions for the valuation of the GMDB liability, we use a “reversion to the mean” methodology, similar to that applied for DAC.  For a description of this methodology, see Estimated Gross Profits for Investment-Oriented Products (Life Insurance Companies) below.

GMWB

GMWB living benefits are embedded derivatives that are required to be bifurcated from the host contract and carried at fair value. The fair value estimates of the living benefit guarantees include assumptions such as equity market returns, interest rates, market volatility, and policyholder behavior. See Note 14 to the Consolidated Financial Statements for additional information on how we reserve for variable annuity products with guaranteed benefit features, and Note 5 to the Consolidated Financial Statements for information on fair value measurement of these embedded derivatives, including how AIG incorporates its own non-performance risk.

The fair value of the embedded derivatives is based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. Key assumptions include:

•    Equity market returns

•    Interest rates

•    Market volatility

•    Benefits and related fees assessed, when applicable

•    Policyholder behavior, including mortality, exercise of guarantees and policy lapses. Estimates of future policyholder behavior are subjective and based primarily on our historical experience

•    In applying asset growth assumptions for the valuation of GMWBs, we use market-consistent assumptions consistent with fair value measurement

•    Allocation of fees between the embedded derivative and host contract

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Estimated Gross Profits for Investment–Oriented Products (Life Insurance Companies)

Policy acquisition costs and policy issuance costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts related to universal life and investment-type products (collectively, investment-oriented products) are generally deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over a period that approximates the estimated lives of the contracts, except in instances where significant negative gross profits are expected in one or more periods. Estimated gross profits include net investment income and spreads, net realized investment gains and losses, fees, surrender charges, expenses, and mortality gains and losses. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. For fixed deferred annuity contracts, the future spread between investment income and interest credited to policyholders is a significant judgment, particularly in a low interest rate environment.

If the assumptions used for estimated gross profits change significantly, DAC and related reserves, including VOBA, SIA, guaranteed benefit reserves and URR, are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products.

In estimating future gross profits for variable annuity products, a long-term annual asset growth assumption of 8.5% (before expenses that reduce the asset base from which future fees are projected) is applied to estimate the future growth in assets and related asset-based fees.  In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a “reversion to the mean” methodology, whereby short-term asset growth above or

Item 7 / CRITICAL aCCOUNTING eSTIMATES

below the long-term annual rate assumption impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance.  When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions for the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.  The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

In the fourth quarter of 2013, we revised the growth rate assumptions for the five-year reversion to the mean period for the Group Retirement product line, because annual growth assumptions indicated for that period had fallen below our floor of zero percent due to the favorable performance of equity markets.  For this five-year reversion to the mean period, the growth rate assumption was adjusted to a point between the long-term growth rate assumption and zero percent.  This adjustment increased Retirement pre-tax operating income by $35 million in 2013.  Had we readjusted the growth rate assumption for the five-year reversion to the mean period to use the long-term rate assumption of 8.5%, pre-tax income would have been higher by approximately $30 million. Conversely, had the growth rate assumption for the five-year reversion to the mean period been readjusted to a floor of zero percent, pre-tax income would have been lower by approximately $30 million.  For variable annuities in our Retirement Income Solutions product line, the assumed annual growth rate has remained above zero percent for the five-year reversion to the mean period, so it has not met our criteria for adjustment; however, additional favorable equity market performance in excess of long-term assumptions could also result in “unlocking” in this product line in future periods with a positive effect on pre-tax income in the period of the unlocking.

The following table summarizes the sensitivity of changes in certain assumptions in the amortization of DAC, SIA, guaranteed benefit reserves and URR, and the related hypothetical impact on year-end 2014 balances. The effect of changes in net investment spread primarily affects our Fixed Annuities product line.  Changes in equity returns, volatility and interest rates primarily impact reserves for guarantee features of variable annuities in our Retirement Income Solutions and Group Retirement product lines. The effect of changes in mortality primarily impacts the universal life insurance business.

		Guaranteed	Unearned	Net
December 31, 2014		Benefits	Revenue	Pre-Tax
(in millions)	DAC/SIA	Reserve	Liability	Earnings
Assumptions:
Net Investment Spread
Effect of an increase by 10 basis points	$117	$(5)	$5	$117
Effect of a decrease by 10 basis points	(120)	5	(5)	(120)
Equity Return(a)
Effect of an increase by 1%	38	(55)	-	93
Effect of a decrease by 1%	(37)	56	-	(93)
Volatility (b)
Effect of an increase by 1%	-	14	-	(14)
Effect of a decrease by 1%	-	(14)	-	14
Interest Rate(c)
Effect of an increase by 10 basis points	-	(134)	-	134
Effect of a decrease by 10 basis points	-	134	-	(134)
Mortality
Effect of an increase by 1%	(9)	22	(2)	(29)
Effect of a decrease by 1%	10	(22)	3	29

(a) Represents the net impact of 1 percent increase or decrease in long-term equity returns for GMDB and GMIB reserves and negligible net impact of 1 percent increase or decrease in the S&P 500 index for living benefit reserves.

(b) Represents the net impact of 1 percentage point increase or decrease in implied volatility.

(c) Represents the net impact of 10 basis point parallel shift in the yield curve on the reserves for GMWB and GMAV living benefit features. Does not represent interest rate spread compression on investment-oriented products.

The analysis of DAC, guaranteed benefits reserve and unearned revenue liability is a dynamic process that considers all relevant factors and assumptions described above. We estimate each of the above factors individually, without the effect of

Item 7 / CRITICAL aCCOUNTING eSTIMATES

any correlation among the key assumptions. An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results. The effects on pre-tax earnings in the sensitivity analysis table above do not reflect the related effects from our economic hedging program, which utilizes derivative and other financial instruments and is designed so that changes in value of those instruments move in the opposite direction of changes in the guaranteed benefit embedded derivative liabilities. For a further discussion on guaranteed benefit features of our variable annuities, our dynamic hedging program and risks of AIG’s unhedged exposures, see Item 1A. — Risk Factors — Business and Operations and Notes 5 and 14 to the Consolidated Financial Statements.

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

Impairments on Investments in Life Settlements

Impairments to investments in life settlements may occur in the future due to the fact that continued payment of premiums required to maintain policies will cause the expected lifetime undiscounted cash flows for some policies to become negative in future reporting periods, even in the absence of future changes to the mortality assumptions. Impairments may also occur due to our future sale or lapse of select policies at a value that is below carrying amount.

For a discussion of impairments on investments in life settlements, see Note 6 to the Consolidated Financial Statements.

Goodwill Impairment

For a discussion of goodwill impairment, see Note 12 to the Consolidated Financial Statements. In 2014 and 2013, AIG elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. To determine fair value, we primarily use a discounted expected future cash flow analysis that estimates and discounts projected future distributable earnings.  Such analysis is principally based on AIG’s business projections that inherently include judgments regarding business trends.

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

For more information on legal, regulatory and litigation matters, see Note 16 to the Consolidated Financial Statements.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Fair Value Measurements of Certain Financial Assets and Financial Liabilities

See Note 5 to the Consolidated Financial Statements for additional information about the measurement of fair value of financial assets and financial liabilities and our accounting policy regarding the incorporation of credit risk in fair value measurements.

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

December 31, 2014	Fair	Percent
(in billions)	Value	of Total
Fair value based on external sources(a)	$267	94%
Fair value based on internal sources	18	6
Total fixed maturity and equity securities(b)	$285	100%

(a) Includes $27.3 billion for which the primary source is broker quotes.

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

The following table presents the amount of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	December 31,	Percentage	December 31,	Percentage
(in billions)	2014	of Total	2013	of Total
Assets	$44.4	8.6%	$46.7	8.6%
Liabilities	2.9	0.7	2.3	0.5

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

See Note 5  to the Consolidated Financial Statements for discussion of the valuation methodologies for assets and liabilities measured at fair value, as well as a discussion of transfers of Level 3 assets and liabilities.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

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

Base Spread Net investment income excluding income from alternative investments and enhancements, less interest credited excluding amortization of sales inducement assets.

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

Catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each.

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

General operating expense ratio General operating expenses divided by net premiums earned. General operating expenses are those costs that are generally attributed to the support infrastructure of the organization and include but are not limited to personnel costs, projects and bad debt expenses. General operating expenses exclude losses and loss adjustment expenses incurred, acquisition expenses, and investment expenses.

GIC/GIA Guaranteed Investment Contract/Guaranteed Investment Agreement  A contract whereby the seller provides a guaranteed repayment of principal and a fixed or floating interest rate for a predetermined period of time.

glossary

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

Loss Ratio Losses and loss adjustment expenses incurred divided by net premiums earned. Loss adjustment expenses are directly attributed to settling and paying claims of insureds and include, but are not limited to, legal fees, adjuster’s fees, and claims department personnel costs.

Loss reserve development  The increase or decrease in incurred losses and loss adjustment expenses as a result of the re-estimation of liability for unpaid losses and loss adjustment expenses at successive valuation dates for a given group of claims.

Loss reserves  Liability for unpaid losses and loss adjustment expenses. The estimated ultimate cost of settling claims relating to insured events that have occurred on or before the balance sheet date, whether or not reported to the insurer at that date.

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

Nonbank SIFI  Nonbank Systemically Important Financial Institutions  Financial institutions are deemed nonbank systemically important (that is, the failure of the financial institution could pose a threat to the financial stability of the United States) by the Financial Stability Oversight Council based on a three-stage analytical process.

Noncontrolling interest  The portion of equity ownership in a consolidated subsidiary not attributable to the controlling parent company.

Policy fees  An amount added to a policy premium, or deducted from a policy cash value or contract holder account, to reflect the cost of issuing a policy, establishing the required records, sending premium notices and other related expenses.

Pool  A reinsurance arrangement whereby all of the underwriting results of the pool members are combined and then shared by each member in accordance with its pool participation percentage. Prior to January 1, 2014, AIG maintained two pools (the admitted lines pool and the surplus lines pool. Our members in the admitted lines pool are licensed to write standard lines of business by the individual state departments of insurance, and the policy forms and rates are regulated by those departments.  Our members in the surplus lines pool provide policyholders with insurance coverage for risks which are generally not available in the standard insurance market. Surplus lines policy forms and rates are not regulated by the insurance departments. Effective January 1, 2014, these two pools were merged into one combined pool (the combined pool).

Premiums and deposits – Institutional Markets include direct and assumed amounts received and earned on group benefit policies and life-contingent payout annuities, deposits received on investment-type annuity contracts including GICs.

Premiums and deposits – Retirement and  – Life include direct and assumed amounts received on traditional life insurance policies, group benefit policies and deposits on life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts and mutual funds.

Prior year development  Increase or decrease in estimates of losses and loss adjustment expenses incurred for prior years that is included in earnings.

RBC  Risk-Based Capital  A formula designed to measure the adequacy of an insurer’s statutory surplus compared to the risks inherent in its business.

Reinstatement premium  Additional premiums payable to reinsurers to restore coverage limits that have been exhausted as a result of reinsured losses under certain excess of loss reinsurance treaties.

glossary

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

Retained Interest Category within AIG’s Corporate and Other that includes the fair value gains or losses, prior to their sale, of the AIA ordinary shares retained following the AIA Group Limited initial public offering and the fair value gains or losses, prior to the FRBNY liquidation of Maiden Lane III LLC assets in 2012, on the retained interest in Maiden Lane III LLC.

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

Solvency II  Legislation in the European Union which reforms the insurance industry’s solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards.  The Solvency II Directive (2009/138/EEC), was adopted on November 25, 2009 and is expected to become effective on January 1, 2016.

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

glossary

Acronyms

A&H Accident and Health Insurance	GMIB Guaranteed Minimum Income Benefits
ABS Asset-Backed Securities	GMWB Guaranteed Minimum Withdrawal Benefits
CDO Collateralized Debt Obligations	ISDA International Swaps and Derivatives Association, Inc.
CDS Credit Default Swap	NAIC National Association of Insurance Commissioners
CLO Collateralized Loan Obligations	NM Not Meaningful
CMA Capital Maintenance Agreement	OTC Over-the-Counter
CMBS Commercial Mortgage-Backed Securities	OTTI Other-Than-Temporary Impairment
EGPs Estimated gross profits	RMBS Residential Mortgage-Backed Securities
FASB Financial Accounting Standards Board	S&P Standard & Poor’s Financial Services LLC
FRBNY Federal Reserve Bank of New York	SEC Securities and Exchange Commission
GAAP Accounting principles generally accepted in the United States of America	URR Unearned revenue reserve
GMAV Guaranteed Minimum Account Value Benefits	VIE Variable Interest Entity
GMDB Guaranteed Minimum Death Benefits

acronyms

ITEM 7A / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in the Enterprise Risk Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 7a / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8 / FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

American International Group, Inc.

Notes to Consolidated Financial Statements

Schedules:

Item 8 / INDEX TO FINANCIAL STATEMENT AND SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American International Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, AIG maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AIG’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A in the 2014 Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on AIG’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 20, 2015

Item 8 / REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

American International Group, Inc.

Consolidated Balance SheetS

	December 31,	December 31,
(in millions, except for share data)	2014	2013
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2014 - $243,307; 2013 - $248,531)	$259,859	$258,274
Other bond securities, at fair value (See Note 6)	19,712	22,623
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2014 - $1,930; 2013 - $1,726)	4,395	3,656
Other common and preferred stock, at fair value (See Note 6)	1,049	834
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2014 - $6; 2013 - $0)	24,990	20,765
Other invested assets (portion measured at fair value: 2014 - $9,394; 2013 - $8,598)	34,518	28,659
Short-term investments (portion measured at fair value: 2014 - $1,684; 2013 - $6,313)	11,243	21,617
Total investments	355,766	356,428

Cash	1,758	2,241
Accrued investment income	2,712	2,905
Premiums and other receivables, net of allowance	12,031	12,939
Reinsurance assets, net of allowance	21,959	23,829
Deferred income taxes	19,339	21,925
Deferred policy acquisition costs	9,827	9,436
Derivative assets, at fair value	1,604	1,665
Other assets, including restricted cash of $2,025 in 2014 and $865 in 2013 (portion measured at fair value:
2014 - $0; 2013 - $418)	10,549	9,366
Separate account assets, at fair value	80,036	71,059
Assets held for sale	-	29,536
Total assets	$515,581	$541,329
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$77,260	$81,547
Unearned premiums	21,324	21,953
Future policy benefits for life and accident and health insurance contracts	42,749	40,653
Policyholder contract deposits (portion measured at fair value: 2014 - $1,561; 2013 - $384)	124,613	122,016
Other policyholder funds (portion measured at fair value: 2014 - $8; 2013 - $0)	4,669	5,083
Derivative liabilities, at fair value	2,273	2,511
Other liabilities (portion measured at fair value: 2014 - $350; 2013 - $933)	24,168	29,155
Long-term debt (portion measured at fair value: 2014 - $5,466; 2013 - $6,747)	31,217	41,693
Separate account liabilities	80,036	71,059
Liabilities held for sale	-	24,548
Total liabilities	408,309	440,218
Contingencies, commitments and guarantees (see Note 16)

Redeemable noncontrolling interests (see Note 18)	-	30

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2014 - 1,906,671,492 and
2013 - 1,906,645,689	4,766	4,766
Treasury stock, at cost; 2014 - 530,744,521; 2013 - 442,582,366 shares of common stock	(19,218)	(14,520)
Additional paid-in capital	80,958	80,899
Retained earnings	29,775	22,965
Accumulated other comprehensive income	10,617	6,360
Total AIG shareholders’ equity	106,898	100,470
Non-redeemable noncontrolling interests (including $100 associated with businesses held for sale in 2013)	374	611
Total equity	107,272	101,081
Total liabilities and equity	$515,581	$541,329

See accompanying Notes to Consolidated Financial Statements.

American International Group, Inc.

Consolidated StatementS of INCOME

	Years Ended December 31,
(dollars in millions, except per share data)	2014	2013	2012
Revenues:
Premiums	$37,254	$37,499	$38,189
Policy fees	2,615	2,340	2,192
Net investment income	16,079	15,810	20,343
Net realized capital gains:
Total other-than-temporary impairments on available for sale securities	(182)	(165)	(448)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(35)	(22)	(381)
Net other-than-temporary impairments on available for sale
securities recognized in net income	(217)	(187)	(829)
Other realized capital gains	956	2,126	1,916
Total net realized capital gains	739	1,939	1,087
Aircraft leasing revenue	1,602	4,420	4,504
Other income	6,117	6,866	4,899
Total revenues	64,406	68,874	71,214
Benefits, losses and expenses:
Policyholder benefits and losses incurred	28,281	29,503	32,036
Interest credited to policyholder account balances	3,768	3,892	4,340
Amortization of deferred policy acquisition costs	5,330	5,157	5,709
General operating and other expenses	13,138	13,564	13,013
Interest expense	1,718	2,142	2,319
Aircraft leasing expenses	1,585	4,549	4,138
Loss on extinguishment of debt	2,282	651	32
Net (gain) loss on sale of properties and divested businesses	(2,197)	48	6,736
Total benefits, losses and expenses	53,905	59,506	68,323
Income from continuing operations before income tax expense (benefit)	10,501	9,368	2,891
Income tax expense (benefit):
Current	588	680	762
Deferred	2,339	(320)	(1,570)
Income tax expense (benefit)	2,927	360	(808)
Income from continuing operations	7,574	9,008	3,699
Income (loss) from discontinued operations, net of income tax expense	(50)	84	1
Net income	7,524	9,092	3,700
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	208
Other	(5)	7	54
Total net income (loss) from continuing operations attributable to
noncontrolling interests	(5)	7	262
Net income attributable to AIG	$7,529	$9,085	$3,438
Net income attributable to AIG common shareholders	$7,529	$9,085	$3,438

Income per common share attributable to AIG:
Basic:
Income from continuing operations	$5.31	$6.11	$2.04
Income (loss) from discontinued operations	$(0.04)	$0.05	$-
Net income attributable to AIG	$5.27	$6.16	$2.04
Diluted:
Income from continuing operations	$5.24	$6.08	$2.04
Income (loss) from discontinued operations	$(0.04)	$0.05	$-
Net income attributable to AIG	$5.20	$6.13	$2.04
Weighted average shares outstanding:
Basic	1,427,959,799	1,474,171,690	1,687,197,038
Diluted	1,447,553,652	1,481,206,797	1,687,226,641
Dividends declared per common share	$0.50	$0.20	$-

See accompanying Notes to Consolidated Financial Statements.

American International Group, Inc.

Consolidated StatementS of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2014	2013	2012
Net income	$7,524	$9,092	$3,700
Other comprehensive income (loss), net of tax
Change in unrealized appreciation of fixed maturity securities on
which other-than-temporary credit impairments were recognized	107	361	1,286
Change in unrealized appreciation (depreciation) of all other investments	5,538	(6,673)	4,880
Change in foreign currency translation adjustments	(832)	(556)	-
Change in net derivative gains arising from cash flow hedging activities	-	-	17
Change in retirement plan liabilities adjustment	(556)	631	(87)
Other comprehensive income (loss)	4,257	(6,237)	6,096
Comprehensive income	11,781	2,855	9,796
Comprehensive income (loss) attributable to noncontrolling nonvoting, callable,
junior and senior preferred interests	-	-	208
Comprehensive income (loss) attributable to other noncontrolling interests	(5)	(16)	57
Total comprehensive income (loss) attributable to noncontrolling interests	(5)	(16)	265
Comprehensive income attributable to AIG	$11,786	$2,871	$9,531

See accompanying Notes to Consolidated Financial Statements.

American International Group, Inc.

Consolidated StatementS of Equity

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2012	$4,766	$(942)	$80,459	$10,774	$6,481	$101,538	$855	$102,393
Common stock issued under stock plans	-	18	(15)	-	-	3	-	3
Purchase of common stock	-	(13,000)	-	-	-	(13,000)	-	(13,000)
Net income attributable to AIG or other
noncontrolling interests*	-	-	-	3,438	-	3,438	40	3,478
Other comprehensive income (loss)	-	-	-	-	6,093	6,093	(1)	6,092
Deferred income taxes	-	-	(9)	-	-	(9)	-	(9)
Net decrease due to deconsolidation	-	-	-	-	-	-	(27)	(27)
Contributions from noncontrolling interests	-	-	-	-	-	-	80	80
Distributions to noncontrolling interests	-	-	-	-	-	-	(167)	(167)
Other	-	-	(25)	(36)	-	(61)	(113)	(174)
Balance, December 31, 2012	$4,766	$(13,924)	$80,410	$14,176	$12,574	$98,002	$667	$98,669
Purchase of common stock	-	(597)	-	-	-	(597)	-	(597)
Net income attributable to AIG or other
noncontrolling interests*	-	-	-	9,085	-	9,085	5	9,090
Dividends	-	-	-	(294)	-	(294)	-	(294)
Other comprehensive loss	-	-	-	-	(6,214)	(6,214)	(5)	(6,219)
Deferred income taxes	-	-	355	-	-	355	-	355
Contributions from noncontrolling interests	-	-	-	-	-	-	33	33
Distributions to noncontrolling interests	-	-	-	-	-	-	(81)	(81)
Other	-	1	134	(2)	-	133	(8)	125
Balance, December 31, 2013	$4,766	$(14,520)	$80,899	$22,965	$6,360	$100,470	$611	$101,081
Purchase of common stock	-	(4,698)	-	-	-	(4,698)	-	(4,698)
Net income (loss) attributable to AIG or other
noncontrolling interests	-	-	-	7,529	-	7,529	(5)	7,524
Dividends	-	-	-	(712)	-	(712)	-	(712)
Other comprehensive income (loss)	-	-	-	-	4,257	4,257	-	4,257
Deferred income taxes	-	-	(10)	-	-	(10)	-	(10)
Net decrease due to deconsolidation	-	-	-	-	-	-	(99)	(99)
Contributions from noncontrolling interests	-	-	-	-	-	-	17	17
Distributions to noncontrolling interests	-	-	-	-	-	-	(147)	(147)
Other	-	-	69	(7)	-	62	(3)	59
Balance, December 31, 2014	$4,766	$(19,218)	$80,958	$29,775	$10,617	$106,898	$374	$107,272

* Excludes gains of $2 million and $222 million in 2013 and 2012, respectively, attributable to redeemable noncontrolling interests.

See accompanying Notes to Consolidated Financial Statements.

American International Group, Inc.

Consolidated StatementS of Cash Flows

Years Ended December 31,
(in millions)	2014	2013	2012
Cash flows from operating activities:
Net income	$7,524	$9,092	$3,700
(Income) loss from discontinued operations	50	(84)	(1)
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(764)	(2,741)	(3,219)
Net (gains) losses on sales of divested businesses	(2,197)	48	6,736
Net losses on extinguishment of debt	2,282	651	32
Unrealized gains in earnings – net	(1,239)	(156)	(6,091)
Equity in income from equity method investments, net of dividends or distributions	(1,394)	(1,484)	(911)
Depreciation and other amortization	4,448	4,713	7,349
Impairments of assets	610	1,332	1,747
Changes in operating assets and liabilities:
Insurance reserves	(2,281)	(2,576)	(2,260)
Premiums and other receivables and payables – net	820	43	1,678
Reinsurance assets and funds held under reinsurance treaties	1,872	2,131	1,407
Capitalization of deferred policy acquisition costs	(5,880)	(5,834)	(5,613)
Current and deferred income taxes – net	2,190	(437)	(1,255)
Other, net	(1,034)	1,167	377
Total adjustments	(2,567)	(3,143)	(23)
Net cash provided by operating activities	5,007	5,865	3,676
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distribution of:
Available for sale investments	25,526	36,050	39,818
Other securities	4,930	5,134	17,814
Other invested assets	3,884	6,442	19,012
Divested businesses, net	2,348	-	-
Maturities of fixed maturity securities available for sale	25,560	26,048	21,449
Principal payments received on and sales of mortgage and other loans receivable	3,856	3,420	3,313
Purchases of:
Available for sale investments	(45,552)	(63,339)	(53,536)
Other securities	(472)	(2,040)	(13,373)
Other invested assets	(4,078)	(7,242)	(6,402)
Mortgage and other loans receivable	(8,008)	(5,266)	(3,256)
Net change in restricted cash	(1,447)	1,244	414
Net change in short-term investments	8,760	7,842	(8,109)
Other, net	(1,023)	(1,194)	(532)
Net cash provided by investing activities	14,284	7,099	16,612
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	16,829	15,772	13,288
Policyholder contract withdrawals	(15,110)	(16,319)	(13,978)
Issuance of long-term debt	6,687	5,235	8,612
Repayments of long-term debt	(16,160)	(14,197)	(11,101)
Repayment of Department of the Treasury SPV Preferred Interests	-	-	(8,636)
Purchase of Common Stock	(4,902)	(597)	(13,000)
Dividends paid	(712)	(294)	-
Other, net	(6,420)	(1,358)	4,251
Net cash used in financing activities	(19,788)	(11,758)	(20,564)
Effect of exchange rate changes on cash	(74)	(92)	16
Net increase (decrease) in cash	(571)	1,114	(260)
Cash at beginning of year	2,241	1,151	1,474
Change in cash of businesses held for sale	88	(24)	(63)
Cash at end of year	$1,758	$2,241	$1,151
214

Supplementary Disclosure of Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$3,367	$3,856	$4,037
Taxes	$737	$796	$447
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,904	$3,987	$4,501
Non-cash consideration received from sale of ILFC	$4,586	$-	$-
See accompanying Notes to Consolidated Financial Statements.

1. BASIS OF PRESENTATION

American International Group, Inc. (AIG) is a leading global insurance organization serving customers in more than 100 countries and jurisdictions. AIG companies serve commercial, institutional and individual customers through one of the most extensive worldwide property‑casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG) and the Tokyo Stock Exchange. Unless the context indicates otherwise, the terms “AIG,” “we,” “us” or “our” mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.

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

Certain of our foreign subsidiaries included in the consolidated financial statements report on different annual fiscal year bases, in most cases ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries between such fiscal year end and December 31st for all periods presented in these consolidated financial statements has been recorded.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All material intercompany accounts and transactions have been eliminated.

Segment changes are discussed in Note 3 herein.

Presentation Changes

Policy fees related to features accounted for as embedded derivatives in variable annuity products, including guaranteed minimum withdrawal benefits and guaranteed minimum account value benefits, are included in the fair value measurement of embedded derivatives.  Effective December 31, 2014, we reclassified fees related to these embedded derivatives to Net realized capital gains, with no effect to the fair value measurement of the embedded derivatives, Income from continuing operations, Net income attributable to AIG, or Shareholders’ equity.  Accordingly, a portion of prior period policy fees have been reclassified to Net realized capital gains to conform to the current period presentation.  See Note 14 herein for our accounting policy and Note 5 for a discussion of the fair value measurement of embedded policy derivatives, including policy on classification of fees.

Revisions were made to change the classification of certain miscellaneous income from General operating and other expenses to Premiums and of certain broker-dealer fees from General operating and other expenses to Other income, to conform with the current period presentation, with no effect to Income from continuing operations or Net income attributable to AIG.

Sale of ILFC

On May 14, 2014, we completed the sale of 100 percent of the common stock of International Lease Finance Corporation (ILFC) to AerCap Ireland Limited, a wholly owned subsidiary of AerCap Holdings N.V. (AerCap), in exchange for total consideration of approximately $7.6 billion, including cash and 97.6 million newly issued AerCap common shares (the AerCap Transaction). The total value of the consideration was based in part on AerCap’s closing price per share of $47.01 on May 13, 2014. ILFC’s results of operations are reflected in Aircraft leasing revenue and Aircraft leasing expenses in the Consolidated Statements of Income through the date of the completion of the sale. ILFC’s assets and liabilities were classified as held-for-sale at December 31, 2013 in the Consolidated Balance Sheets. See Note 4 herein for further discussion.

Item 8 / note 1. BASIS OF PRESENTATION

Use of Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. Accounting policies that we believe are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:

•    classification of ILFC as held for sale and related fair value measurement for applicable years;

•    income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset;

•    liability for unpaid losses and loss adjustment expenses;

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

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial conditions, results of operations and cash flows could be materially affected.

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
• Short-term investments
• Net investment income
• Net realized capital gains (losses)
• Other-than-temporary impairments
Note 7.	Lending Activities
• Mortgage and other loans receivable – net of allowance
Note 8.	Reinsurance
• Reinsurance assets – net of allowance
Note 9.	Deferred Policy Acquisition Costs
• Deferred policy acquisition costs
• Amortization of deferred policy acquisition costs
Note 11.	Derivatives and Hedge Accounting
• Derivative assets and liabilities, at fair value
Note 12.	Goodwill
Note 13.	Insurance Liabilities
• Liability for unpaid losses and loss adjustment expenses • Discounting of reserves
• Future policy benefits
• Policyholder contract deposits
• Other policyholder funds
Note 14	Variable Life and Annuity Contracts
Note 15.	Debt
• Long-term debt
Note 16.	Contingencies, Commitments and Guarantees
• Legal contingencies
Note 18.	Noncontrolling Interests
Note 19.	Earnings Per Share
Note 24.	Income Taxes
217

Item 8 / note 1. BASIS OF PRESENTATION

Other significant accounting policies

Premiums for short-duration contracts are recorded as written on the inception date of the policy. Premiums are earned primarily on a pro rata basis over the term of the related coverage. Sales of extended services contracts are reflected as premiums written and earned on a pro rata basis over the term of the related coverage.  In addition, certain miscellaneous income is included as premiums written and earned. The reserve for unearned premiums includes the portion of premiums written relating to the unexpired terms of coverage. Reinsurance premiums are typically earned over the same period as the underlying policies or risks covered by the contract.   As a result, the earnings pattern of a reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies throughout the year.

Reinsurance premiums ceded are recognized as a reduction in revenues over the period the reinsurance coverage is provided in proportion to the risks to which the premiums relate.

Premiums for long-duration insurance products and life contingent annuities are recognized as revenues when due. Estimates for premiums due but not yet collected are accrued.

Policy fees represent fees recognized from universal life and investment-type products consisting of policy charges for the cost of insurance, policy administration charges, surrender charges and amortization of unearned revenue reserves.

Aircraft leasing revenue from flight equipment under operating leases, through May 14, 2014, the date of disposal of ILFC, was recognized over the life of the leases as rental payments became receivable under the provisions of the leases or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the leases. In certain cases, leases provided for additional payments contingent on usage. In those cases, rental revenue was recognized at the time such usage occurred, net of estimated future contractual aircraft maintenance reimbursements. Gains on sales of flight equipment were recognized when flight equipment was sold and the risk of ownership of the equipment passed to the new owner.

Other income includes unrealized gains and losses on derivatives, including income from the Direct Investment book (DIB) unrealized market valuation gains and losses associated with the Global Capital Markets (GCM) super senior credit default swap (CDS) portfolio, advisory fee income from the Consumer Insurance broker dealer business, as well as legal settlements of $804 million, $1.2 billion and $200 million from legacy crisis and other matters in 2014, 2013 and 2012, respectively.

Other income from our Corporate and Other category consists of the following:

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

Aircraft leasing expenses through May 14, 2014, the date of disposal of ILFC, consisted of ILFC interest expense, depreciation expense, impairment charges, fair value adjustments and lease-related charges on aircraft as well as selling, general and administrative expenses and other expenses incurred by ILFC.

Cash represents cash on hand and non-interest- bearing demand deposits.

Premiums and other receivables – net of allowance include premium balances receivable, amounts due from agents and brokers and policyholders, trade receivables for the DIB and GCM and other receivables. Trade receivables for GCM include cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities. The allowance for doubtful accounts on premiums and other receivables was $428 million and $554 million at December 31, 2014 and 2013, respectively.

Other assets consist of sales inducement assets, prepaid expenses, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, and restricted cash.

We offer sales inducements which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Sales inducements provided to the contract holder are recognized in Policyholder contract deposits in the Consolidated Balance Sheets. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC (see Note 9 herein). To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest, and are higher than the contract’s expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets totaled $629 million and $703 million at December 31, 2014 and 2013, respectively. The amortization expense associated with these assets is reported within Interest credited to policyholder account balances in the Consolidated Statements of Income. Such amortization expense totaled $63 million, $102 million and $162 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The cost of buildings and furniture and equipment is depreciated principally on the straight-line basis over their estimated useful lives (maximum of 40 years for buildings and 10 years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred and expenditures for improvements are capitalized and depreciated. We periodically assess the carrying amount of our real estate for purposes of determining any asset impairment. Capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software, are capitalized and amortized using the straight-line method over a period generally not exceeding five years. Real estate, fixed assets and other long-lived assets are assessed for impairment when impairment indicators exist.

Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise from any of our other businesses. The liabilities for these accounts are equal to the account assets. For a more detailed discussion of separate accounts, see Note 14 herein.

Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase and securities sold but not yet purchased. We have entered into certain insurance and reinsurance contracts, primarily in our Non-Life Insurance Companies segment, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. Accordingly, the premiums received on such contracts, after deduction for certain related expenses, are recorded as deposits within Other liabilities in the Consolidated Balance Sheets. Net proceeds of these deposits are invested and generate Net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced. Also included in Other liabilities are trade payables for the DIB and GCM, which include option premiums received and payables to counterparties that relate to unrealized gains and losses on futures, forwards, and options and balances due to

Item 8 / note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

clearing brokers and exchanges. Trade payables for GCM also include cash collateral received from derivative counterparties that contractually cannot be netted against derivative assets.

Securities sold but not yet purchased represent sales of securities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade-date basis and carried at fair value. Fair values of securities sold but not yet purchased are based on current market prices.

Foreign currency:  Financial statement accounts expressed in foreign currencies are translated into U.S. dollars. Functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income, net of any related taxes, in Total AIG shareholders’ equity. Functional currencies are generally the currencies of the local operating environment. Financial statement accounts expressed in currencies other than the functional currency of a consolidated entity are translated into that entity’s functional currency. Income statement accounts expressed in functional currencies are translated using average exchange rates during the period. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are recorded in income.

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

Item 8 / note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Item 8 / note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accounting standard and new disclosure requirements for certain transactions accounted for as sales are effective for interim and annual reporting periods beginning after December 15, 2014, while the disclosure requirements for transactions accounted for as secured borrowings are effective for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. Early adoption is not permitted. We plan to adopt the standard on its required effective dates and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

Item 8 / note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The standard may be applied retrospectively to all relevant prior periods presented starting with January 1, 2010 or through a cumulative effect adjustment to retained earnings at the date of adoption. We plan to adopt the standard on its required effective date of January 1, 2016 and are assessing the impact of the standard on our consolidated financial condition, results of operations or cash flows

Consolidation: Amendments to the Consolidation Analysis

In February 2015, the FASB issued an accounting standard that affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We plan to adopt the standard on its required effective date of January 1, 2016 and are assessing the impact of the standard on our consolidated financial condition, results of operations and cash flows.

3. SEGMENT INFORMATION

In the fourth quarter of 2014, we completed our previously announced reorganization and modified the presentation of our financial results to reflect our new operating structure. The new operating structure includes two reportable segments – Commercial Insurance and Consumer Insurance - and a Corporate and Other category. The Corporate and Other category consists of businesses and items not allocated to our reportable segments.

Prior to the fourth quarter of 2014, AIG reported its results through two reportable segments – AIG Property Casualty and AIG Life and Retirement. The AIG Property Casualty reportable segment had two operating segments – Commercial Insurance and Consumer Insurance in addition to an AIG Property Casualty Other category. The AIG Life and Retirement reportable segment had two operating segments – Retail and Institutional.

We evaluate performance based on revenues and pre‑tax operating income (loss).  Pre-tax operating income (loss) is derived by excluding certain items from net income (loss) attributable to AIG.  See the table below for the items excluded from pre-tax operating income.

To align our financial reporting with the manner in which AIG’s chief operating decision makers review the businesses to assess performance and make decisions about resources to be allocated, the Commercial and Consumer reportable segments are presented as three operating segments for each reportable segment as follows:

Commercial Insurance

The Commercial Insurance segment is presented as three operating segments:

•    Property Casualty – previously included as part of AIG Property Casualty’s Commercial operating segment

•    Mortgage Guaranty – previously reported within the Corporate and Other Category

•    Institutional Markets – previously reported in AIG Life and Retirement’s Institutional operating segment

Item 8 / note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property Casualty products are primarily distributed through a network of independent retail and wholesale brokers, and through an independent agency network.  Mortgage Guaranty products and services are provided to mortgage lenders including mortgage banks, credit unions and finance agencies.  Institutional Markets products are marketed primarily through specialized marketing and consulting firms and structured settlement brokers.

Consumer Insurance

The Consumer Insurance segment is presented as three operating segments:

•    Retirement  – consists of the product lines Fixed Annuities, Retirement Income Solutions, Group Retirement, and Retail Mutual Funds and Advisory Services, previously included in AIG Life and Retirement’s Retail and Institutional operating segments.

•    Life  – consists of businesses previously included in AIG Life and Retirement’s Retail operating segment as well as the international life business previously included in AIG Property Casualty’s Consumer operating segment.

•    Personal Insurance – consists of Personal Lines and Accident & Health product lines previously reported as a component of AIG Property Casualty’s Consumer operating segment.

Retirement and Life products are distributed through a unified multi-channel distribution network that includes banks, broker-dealers, independent marking organizations, financial advisors, independent insurance agents and career agents.  Personal insurance products are distributed primarily through agents and brokers, as well as through direct marketing and partner organizations.

Investment income is allocated between the Property Casualty and Personal Insurance operating segments based on an internal investment income allocation model. The model estimates investable funds based primarily on loss reserves and allocated capital.

The run-off insurance businesses previously reported in AIG Property Casualty’s Other category are now presented in Corporate and Other.

Corporate and Other

Our Corporate and Other includes results from:

•    Direct Investment book

•    Global Capital Markets

•    Retained Interests, which represent the fair value gains or losses, prior to their sale in 2012, of the AIA Group Limited (AIA) ordinary shares retained following the AIA initial public offering; the MetLife, Inc. (MetLife) securities that were received as consideration from the sale of American Life Insurance Company (ALICO); and the fair value gains or losses, prior to the FRBNY liquidation of Maiden Lane III LLC (ML III) assets, on the retained interest in ML III

•    AIG Parent, Run-off Insurance Lines, and Other, and

•    Aircraft Leasing through May 14, 2014, the date of our sale of ILFC.

Certain of our management activities, such as investment management, enterprise risk management, liquidity management and capital management, and our balance sheet reporting, are conducted on a legal entity basis.  We group our insurance-related legal entities into two categories: Non-Life Insurance Companies, and Life Insurance Companies.

Non-Life Insurance Companies include the following major property casualty and mortgage guaranty companies: National Union Fire Insurance Company of Pittsburgh, Pa.(National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); Fuji Fire and Marine Insurance Company Limited (Fuji Fire); American Home Assurance Company, Ltd. (American Home Japan); AIG Asia Pacific Insurance, Pte, Ltd.; AIG Europe Limited and United Guaranty Residential Insurance Company (UGRIC).

Item 8 / note 3. SEGMENT INFORMATION

Life Insurance Companies include the following major operating companies: American General Life Insurance Company (American General Life); The Variable Annuity Life Insurance Company (VALIC); The United States Life Insurance Company in the City of New York (U.S. Life) and AIG Fuji Life Insurance Company Limited (Fuji Life).

Prior periods have been revised to conform to the current period presentation for the above segment changes.

The following table presents AIG’s continuing operations by reportable segment:

		Net		Depreciation	Pre-Tax
	Total	Investment	Interest	and	Operating
(in millions)	Revenues	Income	Expense	Amortization	Income (Loss)
2014
Commercial Insurance
Property Casualty	$25,183	$4,298	$-	$2,445	$4,248
Mortgage Guaranty	1,042	138	-	56	592
Institutional Markets	2,576	1,957	7	(215)	670
Total Commercial Insurance	28,801	6,393	7	2,286	5,510
Consumer Insurance
Retirement	9,784	6,489	23	(231)	3,495
Life	6,321	2,199	7	130	580
Personal Insurance	12,364	394	2	2,067	399
Total Consumer Insurance	28,469	9,082	32	1,966	4,474
Corporate and Other
Direct Investment book	1,479	-	218	(40)	1,241
Global Capital Markets	474	-	-	-	359
AIG Parent and Other*	2,960	700	1,598	386	(1,989)
Aircraft Leasing	-	-	-	-	-
Consolidation and elimination	(716)	-	(11)	-	1
Total Corporate and Other	4,197	700	1,805	346	(388)
AIG Consolidation and elimination	(466)	(356)	(126)	(181)	(22)
Total AIG Consolidated pre-tax operating income	$61,001	$15,819	$1,718	$4,417	$9,574
Reconciling Items from pre-tax operating income to pre-tax income:
Changes in fair values of fixed maturity securities designated to hedge
living benefit liabilities, net of interest expense	260	260	-	-	260
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	-	(217)
Loss on extinguishment of debt	-	-	-	-	(2,282)
Net realized capital gains	739	-	-	-	739
Income from divested businesses	1,602	-	-	31	2,169
Legal settlements related to legacy crisis matters	804	-	-	-	804
Legal reserves related to legacy crisis matters	-	-	-	-	(546)
Pre-tax income	$64,406	$16,079	$1,718	$4,448	$10,501
2013
Commercial Insurance
Property Casualty	$25,108	$4,431	$8	$2,393	$4,095
Mortgage Guaranty	941	132	-	50	205
Institutional Markets	2,813	2,090	1	(160)	680
Total Commercial Insurance	28,862	6,653	9	2,283	4,980
Consumer Insurance
Retirement	9,431	6,628	3	(165)	3,490
Life	6,397	2,269	4	214	806
Personal Insurance	12,832	455	3	2,110	268
Total Consumer Insurance	28,660	9,352	10	2,159	4,564
Corporate and Other
Direct Investment book	1,825	-	353	(80)	1,448
Global Capital Markets	833	-	-	-	625
AIG Parent and Other*	1,908	309	2,112	301	(2,396)
Aircraft Leasing	-	-	-	-	-
Consolidation and elimination	(547)	-	(14)	-	4
Total Corporate and Other	4,019	309	2,451	221	(319)
AIG Consolidation and elimination	(17)	(343)	(328)	(26)	165
Total AIG Consolidated pre-tax operating income	$61,524	$15,971	$2,142	$4,637	$9,390
Reconciling Items from pre-tax operating income to pre-tax income:
Changes in fair values of fixed maturity securities designated to hedge
living benefit liabilities, net of interest expense	(161)	(161)	-	-	(161)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	-	(1,608)
Other income (expense) - net	-	-	-	-	(72)
Loss on extinguishment of debt	-	-	-	-	(651)
Net realized capital gains	1,939	-	-	-	1,939
Loss from divested businesses	4,420	-	-	76	(177)
Legal settlements related to legacy crisis matters	1,152	-	-	-	1,152
Legal reserves related to legacy crisis matters	-	-	-	-	(444)
Pre-tax income	$68,874	$15,810	$2,142	$4,713	$9,368
2012
Commercial Insurance
Property Casualty	$24,799	$3,951	$6	$2,736	$1,681
Mortgage Guaranty	861	146	-	44	9
Institutional Markets	2,626	2,066	-	(40)	525
Total Commercial Insurance	28,286	6,163	6	2,740	2,215
Consumer Insurance
Retirement	8,709	6,502	-	1	2,801
Life	6,457	2,283	4	267	736
Personal Insurance	13,580	477	-	2,106	199
Total Consumer Insurance	28,746	9,262	4	2,374	3,736
Corporate and Other
Direct Investment book	1,607	-	369	(121)	1,215
Global Capital Markets	749	-	-	-	557
Retained Interest	4,957	4,957	-	-	4,957
AIG Parent and Other*	2,028	459	2,264	316	(2,724)
Aircraft Leasing	-	-	-	-	-
Consolidation and elimination	(405)	-	(27)	-	-
Total Corporate and Other	8,936	5,416	2,606	195	4,005
AIG Consolidation and elimination	(589)	(535)	(297)	(2)	(18)
Total AIG Consolidated pre-tax operating income	$65,379	$20,306	$2,319	$5,307	$9,938
Reconciling Items from pre-tax operating income to pre-tax income:
Changes in fair values of fixed maturity securities designated to hedge
living benefit liabilities, net of interest expense	37	37	-	-	37
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	-	(1,213)
Loss on extinguishment of debt	-	-	-	-	(32)
Net realized capital gains	1,086	-	-	-	1,086
Loss from divested businesses	4,502	-	-	2,042	(6,411)
Legal settlements related to legacy crisis matters	210	-	-	-	210
Legal reserves related to legacy crisis matters	-	-	-	-	(754)
Non-qualifying derivative hedging gains, excluding net RCG	-	-	-	-	30
Pre-tax income	$71,214	$20,343	$2,319	$7,349	$2,891
225

Item 8 / note 3. SEGMENT INFORMATION

*  Includes Run-off Insurance Lines and Other Businesses.

The following table presents AIG’s year-end identifiable assets and capital expenditures by reportable segment:

	Year-End Identifiable Assets		Capital Expenditures
(in millions)	2014	2013	2014	2013
Total Non-Life Insurance Companies	$164,299	$168,738	$697	$370
Total Life Insurance Companies	301,295	287,464	114	66
Corporate and Other
Direct Investment book	15,263	23,541	-	-
Global Capital Markets	3,270	6,406	-	-
AIG Parent and Other	91,277	88,270	523	413
Aircraft Leasing*	-	39,313	498	1,883
Consolidation and Elimination	49,584	34,031	-	-
Total Corporate and Other	159,394	191,561	1,021	2,296
AIG Consolidation and Elimination	(109,407)	(106,434)	-	-
Total Assets	$515,581	$541,329	$1,832	$2,732

*    2013 includes Aircraft Leasing assets classified as assets held-for-sale on the Consolidated Balance Sheets.

Item 8 / note 3. SEGMENT INFORMATION

The following table presents AIG’s consolidated total revenues and real estate and other fixed assets, net of accumulated depreciation, by major geographic area:

				Real Estate and Other Fixed Assets,
	Total Revenues*			Net of Accumulated Depreciation
(in millions)	2014	2013	2012	2014	2013	2012
U.S.	$44,274	$46,078	$47,406	$1,886	$1,606	$1,391
Asia Pacific	7,523	8,804	9,498	521	448	516
Other Foreign	12,609	13,992	14,310	293	261	306
Consolidated	$64,406	$68,874	$71,214	$2,700	$2,315	$2,213

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

The following table summarizes the components of ILFC assets and liabilities held-for-sale on the Consolidated Balance Sheets at December 31, 2013:

December 31,
(in millions)	2013
Assets:
Equity securities	$3
Mortgage and other loans receivable, net	229
Flight equipment primarily under operating leases, net of accumulated depreciation	35,508
Short-term investments	658
Cash	88
Premiums and other receivables, net of allowance	318
Other assets	2,066
Assets held for sale	38,870
Less: Loss accrual	(9,334)
Total assets held for sale	$29,536
Liabilities:
Other liabilities	$3,127
Long-term debt	21,421
Total liabilities held for sale	$24,548

International Lease Finance Corporation

On May 14, 2014, we completed the sale of 100 percent of the common stock of ILFC to AerCap Ireland Limited, a wholly owned subsidiary of AerCap, in exchange for total consideration of approximately $7.6 billion, including cash and 97.6 million newly issued AerCap common shares, valued at approximately $4.6 billion based on AerCap’s closing price per share of $47.01 on May 13, 2014. Net cash proceeds to AIG were $2.4 billion after the settlement of intercompany loans, and AIG recorded pre-tax and after-tax gains of approximately $2.2 billion and $1.4 billion, respectively, for the year ended December

Item 8 / note 3. SEGMENT INFORMATION

31, 2014. In connection with the AerCap Transaction, we entered into a five-year credit agreement for a senior unsecured revolving credit facility between AerCap Ireland Capital Limited, as borrower, and AIG Parent as lender (the Revolving Credit Facility). The Revolving Credit Facility provides for an aggregate commitment of $1.0 billion and permits loans for general corporate purposes after the closing of the AerCap Transaction. At December 31, 2014, no amounts were outstanding under the Revolving Credit Facility.

As a result of the AerCap Transaction, we own approximately 46 percent of the outstanding common stock of AerCap. This common stock is subject to certain restrictions as to the amount and timing of potential sales as set forth in the Stockholders’ Agreement and Registration Rights Agreement between AIG and AerCap. We account for our interest in AerCap using the equity method of accounting. The difference between the carrying amount of our investment in AerCap common stock and our share of the underlying equity in the net assets of AerCap was approximately $1.4 billion at December 31, 2014. Approximately $0.4 billion of this difference was allocated to the assets and liabilities of AerCap based on their respective fair values and is being amortized into income over the estimated lives of the related assets and liabilities.  The remainder was allocated to goodwill.

ILFC’s results of operations are reflected in Aircraft leasing revenue and Aircraft leasing expenses in the Consolidated Statements of Income through the date of the completion of the sale. ILFC’s assets and liabilities were classified as held-for-sale at December 31, 2013 in the Consolidated Balance Sheets.

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

The results of operations for the following business is presented as discontinued operations in our Consolidated Statements of Income.

In connection with the 2010 sale of American Life Insurance Company (ALICO) to MetLife, Inc. (MetLife), we recognized the following income (loss) from discontinued operations:

Years Ended December 31,
(in millions)	2014	2013	2012
Gain on sale	$23	$150	$1
Income from discontinued operations, before income tax expense	23	150	1
Income tax expense	73	66	-
Income from discontinued operations, net of income tax expense	$(50)	$84	$1

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

The degree of judgment used in measuring the fair value of financial instruments generally inversely correlates with the level of observable valuation inputs. We maximize the use of observable inputs and minimize the use of unobservable inputs when

Item 8 / note 4. HELD-FOR-SALE CLASSIFICATION AND DISCONTINUED OPERATIONS

measuring fair value. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments for which no quoted prices are available have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction, liquidity and general market conditions.

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

Valuation Methodologies of Financial Instruments Measured at Fair Value

Incorporation of Credit Risk in Fair Value Measurements

•    Our Own Credit Risk.  Fair value measurements for certain liabilities incorporate our own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to us at the balance sheet date by reference to observable AIG CDS or cash bond spreads. A derivative counterparty’s net credit exposure to us is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with us, as well as collateral we post with the counterparty at the balance sheet date. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates.

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

Item 8 / note 5. FAIR VALUE MEASUREMENTS

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

We employ independent third-party valuation service providers to gather, analyze, and interpret market information to derive fair value estimates for individual investments, based upon market-accepted methodologies and assumptions. The methodologies used by these independent third-party valuation service providers are reviewed and understood by management, through periodic discussion with and information provided by the independent third-party valuation service providers. In addition, as discussed further below, control processes are applied to the fair values received from independent third-party valuation service providers to ensure the accuracy of these values.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of market-accepted valuation methodologies, which may utilize matrix pricing, financial models, accompanying model inputs and various assumptions, provide a single fair value measurement for individual securities. The inputs used by the valuation service providers include, but are not limited to, market prices from completed transactions for identical securities and transactions for comparable securities, benchmark yields, interest rate yield curves, credit spreads, prepayment rates, default rates, currency rates, quoted prices for similar securities and other market-observable information, as applicable. If fair value is determined using financial models, these models generally take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

We have control processes designed to ensure that the fair values received from independent third-party valuation service providers are accurately recorded, that their data inputs and valuation techniques are appropriate and consistently applied and that the assumptions used appear reasonable and consistent with the objective of determining fair value. We assess the reasonableness of individual security values received from independent third-party valuation service providers through various analytical techniques, and have procedures to escalate related questions internally and to the independent third-party valuation service providers for resolution. To assess the degree of pricing consensus among various valuation service providers for specific asset types, we conduct comparisons of prices received from available sources. We use these comparisons to establish a hierarchy for the fair values received from independent third-party valuation service providers to be used for particular security classes. We also validate prices for selected securities through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

When our independent third-party valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a price quote, which is generally non-binding, or by employing market accepted valuation models. Broker prices may be based on an income approach, which converts expected future cash flows to a single present value amount, with specific consideration of inputs relevant to particular security types. For structured securities, such inputs may include ratings, collateral types, geographic concentrations, underlying loan vintages, loan delinquencies and defaults, prepayments, and weighted average coupons and maturities. When the volume or level of market

Item 8 / note 5. FAIR VALUE MEASUREMENTS

activity for a security is limited, certain inputs used to determine fair value may not be observable in the market. Broker prices may also be based on a market approach that considers recent transactions involving identical or similar securities. Fair values provided by brokers are subject to similar control processes to those noted above for fair values from independent third-party valuation service providers, including management reviews. For those corporate debt instruments (for example, private placements) that are not traded in active markets or that are subject to transfer restrictions, valuations reflect illiquidity and non-transferability, based on available market evidence. When observable price quotations are not available, fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. Fair values determined internally are also subject to management review to ensure that valuation models and related inputs are reasonable.

The methodology above is relevant for all fixed maturity securities including residential mortgage backed securities (RMBS), commercial mortgage backed securities (CMBS), collateralized debt obligations (CDO), other asset‑backed securities (ABS) and fixed maturity securities issued by government sponsored entities and corporate entities.

Equity Securities Traded in Active Markets

Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure equity securities at fair value. Market price data is generally obtained from exchange or dealer markets.

Mortgage and Other Loans Receivable

We estimate the fair value of mortgage and other loans receivable that are measured at fair value by using dealer quotations, discounted cash flow analyses and/or internal valuation models. The determination of fair value considers inputs such as interest rate, maturity, the borrower’s creditworthiness, collateral, subordination, guarantees, past-due status, yield curves, credit curves, prepayment rates, market pricing for comparable loans and other relevant factors.

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

Short-term Investments

For short-term investments that are measured at amortized cost, the carrying amounts of these assets approximate fair values because of the relatively short period of time between origination and expected realization, and their limited exposure to credit risk.  Securities purchased under agreements to resell (reverse repurchase agreements) are generally treated as collateralized receivables.  We report certain receivables arising from securities purchased under agreements to resell as Short-term investments in the Consolidated Balance Sheets. When these receivables are measured at fair value, we use market-observable interest rates to determine fair value.

Separate Account Assets

Separate account assets are composed primarily of registered and unregistered open-end mutual funds that generally trade daily and are measured at fair value in the manner discussed above for equity securities traded in active markets.

Item 8 / note 5. FAIR VALUE MEASUREMENTS

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

For certain OTC derivatives that trade in less liquid markets, where we generally do not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, the transaction price may provide the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so the model value at inception equals the transaction price. We will update valuation inputs in these models only when corroborated by evidence such as similar market transactions, independent third-party valuation service providers and/or broker or dealer quotations, or other empirical market data. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Embedded Policy Derivatives

Certain variable annuity and equity-indexed annuity and life contracts contain embedded policy derivatives that we bifurcate from the host contracts and account for separately at fair value, with changes in fair value recognized in earnings.  These embedded derivatives are classified within Policyholder contract deposits.  We have concluded these contracts contain (i) written option guarantees on minimum accumulation value, (ii) a series of written options that guarantee withdrawals from the highest anniversary value within a specific period or for life, or (iii) equity-indexed written options that meet the criteria of derivatives that must be bifurcated.

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

With respect to embedded policy derivatives in our variable annuity contracts, because of the dynamic and complex nature of the expected cash flows, risk neutral valuations are used. Estimating the underlying cash flows for these products involves judgments regarding expected market rates of return, market volatility, correlations of market variables to funds, fund performance, discount rates and policyholder behavior. The portion of fees attributable to the fair value of expected benefit payments are included within the fair value measurement of these embedded policy derivatives and related fees are classified in net realized gain/loss as collected consistent with other changes in the fair value of these embedded policy derivatives.  Any additional fees not attributed to the embedded derivative are excluded from the fair value measurement and classified in policy fees as collected.

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

Item 8 / note 5. FAIR VALUE MEASUREMENTS

We also incorporate our own risk of non-performance in the valuation of the embedded policy derivatives associated with variable annuity and equity-indexed annuity and life contracts. Expected cash flows are discounted using the interest rate swap curve (swap curve), which is commonly viewed as being consistent with the credit spreads for highly‑rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, LIBOR) leg of a related tenor. The non-performance risk adjustment reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to value embedded policy derivatives.

Super Senior Credit Default Swap Portfolio

We value CDS transactions written on the super senior risk layers of designated pools of debt securities or loans using internal valuation models, third-party price estimates and market indices. The principal market was determined to be the market in which super senior CDSs of this type and size would be transacted, or have been transacted, with the greatest volume or level of activity. We have determined that the principal market participants, therefore, would consist of other large financial institutions who participate in sophisticated over-the-counter derivatives markets. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices.

The valuation of the super senior credit derivatives is complex because of the limited availability of market observable information due to the lack of trading and price transparency in certain structured finance markets. These market conditions have increased the reliance on management estimates and judgments in arriving at an estimate of fair value for financial reporting purposes. Further, disparities in the valuation methodologies employed by market participants and the varying judgments reached by such participants when assessing volatile markets have increased the likelihood that the various parties to these instruments may arrive at significantly different estimates of their fair values.

Our valuation methodologies for the super senior CDS portfolio have evolved over time in response to market conditions and the availability of market observable information. We have sought to calibrate the methodologies to available market information and to review the assumptions of the methodologies on a regular basis.

Multi-sector CDO portfolios:  We use a modified version of the Binomial Expansion Technique (BET) model to value our CDS portfolio written on super senior tranches of multi-sector CDOs of ABS. The BET model was developed in 1996 by a major rating agency to generate expected loss estimates for CDO tranches and derive a credit rating for those tranches, and remains widely used.

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

Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 49 percent and 46 percent of the underlying securities used in the valuation at December 31, 2014 and 2013. When a price for an individual security is not provided by a CDO collateral manager, we derive the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by independent third-party valuation service providers.

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

Item 8 / note 5. FAIR VALUE MEASUREMENTS

In addition to calculating an estimate of the fair value of the super senior CDO security referenced in the CDSs using our internal model, we also consider the price estimates for the super senior CDO securities provided by third parties, including counterparties to these transactions, to validate the results of the model and to determine the best available estimate of fair value. In determining the fair value of the super senior CDO security referenced in the CDSs, we use a consistent process that considers all available pricing data points and eliminates the use of outlying data points. When pricing data points are within a reasonable range an averaging technique is applied.

Corporate debt/Collateralized loan obligation (CLO) portfolios:  For CDSs written on portfolios of investment-grade corporate debt, we use a mathematical model that produces results that are closely aligned with prices received from third parties. This methodology uses the current market credit spreads of the names in the portfolios along with the base correlations implied by the current market prices of comparable tranches of the relevant market traded credit indices as inputs.

We estimate the fair value of our obligations resulting from CDSs written on CLOs to be equivalent to the par value less the current market value of the referenced obligation. Accordingly, the value is determined by obtaining third-party quotations on the underlying super senior tranches referenced under the CDS contract.

Long-Term Debt

The fair value of non-structured liabilities is generally determined by using market prices from exchange or dealer markets, when available, or discounting expected cash flows using the appropriate discount rate for the applicable maturity. We determine the fair value of structured liabilities and hybrid financial instruments (where performance is linked to structured interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. In addition, adjustments are made to the valuations of both non-structured and structured liabilities to reflect our own creditworthiness based on the methodology described under the caption “Incorporation of Credit Risk in Fair Value Measurements – Our Own Credit Risk” above.

Borrowings under obligations of guaranteed investment agreements (GIAs), which are guaranteed by us, are recorded at fair value using discounted cash flow calculations based on interest rates currently being offered for similar contracts and our current market observable implicit credit spread rates with maturities consistent with those remaining for the contracts being valued. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed, vary by maturity and range up to 8.5 percent.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2014				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$322	$2,670	$-	$-	$-	$2,992
Obligations of states, municipalities and political subdivisions	-	25,500	2,159	-	-	27,659
Non-U.S. governments	742	20,323	30	-	-	21,095
Corporate debt	-	142,550	1,883	-	-	144,433
RMBS	-	20,715	16,805	-	-	37,520
CMBS	-	10,189	2,696	-	-	12,885
CDO/ABS	-	7,165	6,110	-	-	13,275
Total bonds available for sale	1,064	229,112	29,683	-	-	259,859
Other bond securities:
U.S. government and government sponsored entities	130	5,368	-	-	-	5,498
Obligations of states, municipalities and political subdivisions	-	122	-	-	-	122
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	719	-	-	-	719
RMBS	-	989	1,105	-	-	2,094
CMBS	-	708	369	-	-	1,077
CDO/ABS	-	2,751	7,449	-	-	10,200
Total other bond securities	130	10,659	8,923	-	-	19,712
Equity securities available for sale:
Common stock	3,626	2	1	-	-	3,629
Preferred stock	25	-	-	-	-	25
Mutual funds	738	3	-	-	-	741
Total equity securities available for sale	4,389	5	1	-	-	4,395
Other equity securities	1,024	25	-	-	-	1,049
Mortgage and other loans receivable	-	-	6	-	-	6
Other invested assets	2	3,742	5,650	-	-	9,394
Derivative assets:
Interest rate contracts (b)	2	3,729	12	-	-	3,743
Foreign exchange contracts(b)	-	839	1	-	-	840
Equity contracts	98	58	51	-	-	207
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	4	-	-	4
Other contracts	-	-	31	-	-	31
Counterparty netting and cash collateral	-	-	-	(2,102)	(1,119)	(3,221)
Total derivative assets	100	4,626	99	(2,102)	(1,119)	1,604
Short-term investments	584	1,100	-	-	-	1,684
Separate account assets	73,939	6,097	-	-	-	80,036
Other assets	-	-	-	-	-	-
Total	$81,232	$255,366	$44,362	$(2,102)	$(1,119)	$377,739
Liabilities:
Policyholder contract deposits	$-	$52	$1,509	$-	$-	$1,561
Other policyholder funds	-	8	-	-	-	8
Derivative liabilities:
Interest rate contracts	-	3,047	86	-	-	3,133
Foreign exchange contracts	-	1,482	9	-	-	1,491
Equity contracts	-	98	4	-	-	102
Commodity contracts	-	6	-	-	-	6
Credit contracts	-	-	982	-	-	982
Other contracts	-	-	90	-	-	90
Counterparty netting and cash collateral	-	-	-	(2,102)	(1,429)	(3,531)
Total derivative liabilities	-	4,633	1,171	(2,102)	(1,429)	2,273
Long-term debt	-	5,253	213	-	-	5,466
Other liabilities	34	316	-	-	-	350
Total	$34	$10,262	$2,893	$(2,102)	$(1,429)	$9,658
234

Item 8 / note 5. FAIR VALUE MEASUREMENTS

December 31, 2013				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$133	$3,062	$-	$-	$-	$3,195
Obligations of states, municipalities and political subdivisions	-	28,300	1,080	-	-	29,380
Non-U.S. governments	508	21,985	16	-	-	22,509
Corporate debt	-	143,297	1,255	-	-	144,552
RMBS	-	21,207	14,941	-	-	36,148
CMBS	-	5,747	5,735	-	-	11,482
CDO/ABS	-	4,034	6,974	-	-	11,008
Total bonds available for sale	641	227,632	30,001	-	-	258,274
Other bond securities:
U.S. government and government sponsored entities	78	5,645	-	-	-	5,723
Obligations of states, municipalities and political subdivisions	-	121	-	-	-	121
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	1,169	-	-	-	1,169
RMBS	-	1,326	937	-	-	2,263
CMBS	-	509	844	-	-	1,353
CDO/ABS	-	3,158	8,834	-	-	11,992
Total other bond securities	78	11,930	10,615	-	-	22,623
Equity securities available for sale:
Common stock	3,218	-	1	-	-	3,219
Preferred stock	-	27	-	-	-	27
Mutual funds	408	2	-	-	-	410
Total equity securities available for sale	3,626	29	1	-	-	3,656
Other equity securities	750	84	-	-	-	834
Mortgage and other loans receivable	-	-	-	-	-	-
Other invested assets	1	2,667	5,930	-	-	8,598
Derivative assets:
Interest rate contracts	14	3,716	41	-	-	3,771
Foreign exchange contracts	-	52	-	-	-	52
Equity contracts	151	106	49	-	-	306
Commodity contracts	-	-	1	-	-	1
Credit contracts	-	-	55	-	-	55
Other contracts	-	1	33	-	-	34
Counterparty netting and cash collateral	-	-	-	(1,734)	(820)	(2,554)
Total derivative assets	165	3,875	179	(1,734)	(820)	1,665
Short-term investments	332	5,981	-	-	-	6,313
Separate account assets	67,708	3,351	-	-	-	71,059
Other assets	-	418	-	-	-	418
Total	$73,301	$255,967	$46,726	$(1,734)	$(820)	$373,440
Liabilities:
Policyholder contract deposits	$-	$72	$312	$-	$-	$384
Derivative liabilities:
Interest rate contracts	-	3,661	141	-	-	3,802
Foreign exchange contracts	-	319	-	-	-	319
Equity contracts	-	101	-	-	-	101
Commodity contracts	-	5	-	-	-	5
Credit contracts	-	-	1,335	-	-	1,335
Other contracts	-	25	142	-	-	167
Counterparty netting and cash collateral	-	-	-	(1,734)	(1,484)	(3,218)
Total derivative liabilities	-	4,111	1,618	(1,734)	(1,484)	2,511
Long-term debt	-	6,377	370	-	-	6,747
Other liabilities	42	891	-	-	-	933
Total	$42	$11,451	$2,300	$(1,734)	$(1,484)	$10,575
235

Item 8 / note 5. FAIR VALUE MEASUREMENTS

(a)  Represents netting of derivative exposures covered by qualifying master netting agreements.

(b)  Effective April 1, 2014, we reclassified cross-currency swaps from Interest Rate contracts to Foreign exchange contracts.  This change was applied prospectively.

Item 8 / note 5. FAIR VALUE MEASUREMENTS

Transfers of Level 1 and Level 2 Assets and Liabilities

Our policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the years ended December 31, 2014 and 2013, we transferred $590 million and $944 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the years ended December 31, 2014 and 2013, we transferred $107 million and $356 million, respectively, of securities issued by the U.S. government and government‑sponsored entities from Level 1 to Level 2. There were no material transfers from Level 2 to Level 1 during the years ended December 31, 2014 and 2013.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the years ended December 31, 2014 and 2013 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2014 and 2013:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	of Year	at End of Year
December 31, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$1,080	$-	$233	$914	$119	$(187)	$2,159	$-
Non-U.S. governments	16	1	(1)	9	8	(3)	30	-
Corporate debt	1,255	12	19	(257)	1,363	(509)	1,883	-
RMBS	14,941	1,012	53	796	120	(117)	16,805	-
CMBS	5,735	69	243	85	83	(3,519)	2,696	-
CDO/ABS	6,974	86	(38)	1,545	2,488	(4,945)	6,110	-
Total bonds available for sale	30,001	1,180	509	3,092	4,181	(9,280)	29,683	-
Other bond securities:
RMBS	937	40	-	97	51	(20)	1,105	(13)
CMBS	844	(6)	-	(141)	124	(452)	369	(7)
CDO/ABS	8,834	1,098	-	(1,805)	271	(949)	7,449	318
Total other bond securities	10,615	1,132	-	(1,849)	446	(1,421)	8,923	298
Equity securities available for sale:
Common stock	1	-	-	(1)	2	(1)	1	-
Preferred stock	-	-	-	-	-	-	-	-
Mutual funds	-	-	-	-	1	(1)	-	-
Total equity securities available for sale	1	-	-	(1)	3	(2)	1	-
Mortgage and other loans receivable	-	-	-	6	-	-	6	-
Other invested assets	5,930	150	398	(83)	167	(912)	5,650	-
Total	$46,547	$2,462	$907	$1,165	$4,797	$(11,615)	$44,263	$298
Liabilities:
Policyholder contract deposits	$(312)	$(1,127)	$(54)	$(16)	$-	$-	$(1,509)	$(218)
Derivative liabilities, net:
Interest rate contracts	(100)	(10)	-	39	-	(3)	(74)	(10)
Foreign exchange contracts	-	2	-	(10)	-	-	(8)	3
Equity contracts	49	21	-	(18)	48	(53)	47	13
Commodity contracts	1	(1)	-	-	-	-	-	(1)
Credit contracts	(1,280)	263	-	39	-	-	(978)	268
Other contracts	(109)	99	53	(103)	1	-	(59)	82
Total derivative liabilities, net*	(1,439)	374	53	(53)	49	(56)	(1,072)	355
Long-term debt	(370)	94	-	37	(70)	96	(213)	15
Total	$(2,121)	$(659)	$(1)	$(32)	$(21)	$40	$(2,794)	$152
237

Item 8 / note 5. FAIR VALUE MEASUREMENTS

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	of Year	at End of Year
December 31, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$1,024	$29	$(175)	$403	$-	$(201)	$1,080	$-
Non-U.S. governments	14	-	(1)	3	1	(1)	16	-
Corporate debt	1,487	8	(19)	(176)	450	(495)	1,255	-
RMBS	11,662	867	466	1,818	186	(58)	14,941	-
CMBS	5,124	24	100	375	161	(49)	5,735	-
CDO/ABS	4,841	161	9	1,946	901	(884)	6,974	-
Total bonds available for sale	24,152	1,089	380	4,369	1,699	(1,688)	30,001	-
Other bond securities:
Corporate debt	-	-	-	-	-	-	-	-
RMBS	396	66	-	208	267	-	937	(2)
CMBS	812	67	-	(200)	279	(114)	844	29
CDO/ABS	8,536	1,527	-	(2,044)	843	(28)	8,834	681
Total other bond securities	9,744	1,660	-	(2,036)	1,389	(142)	10,615	708
Equity securities available for sale:
Common stock	24	7	(8)	(22)	-	-	1	-
Preferred stock	44	-	3	(47)	-	-	-	-
Total equity securities available for sale	68	7	(5)	(69)	-	-	1	-
Mortgage and other loans receivable	-	-	-	-	-	-	-	-
Other invested assets	5,389	208	237	64	344	(312)	5,930	-
Total	$39,353	$2,964	$612	$2,328	$3,432	$(2,142)	$46,547	$708
Liabilities:
Policyholder contract deposits	$(1,257)	$744	$(1)	$202	$-	$-	$(312)	$104
Derivative liabilities, net:
Interest rate contracts	732	19	-	(851)	-	-	(100)	35
Foreign exchange contracts	-	-	-	-	-	-	-	-
Equity contracts	47	74	-	(20)	1	(53)	49	30
Commodity contracts	1	-	-	-	-	-	1	(1)
Credit contracts	(1,991)	567	-	144	-	-	(1,280)	711
Other contracts	(162)	42	15	(2)	(2)	-	(109)	7
Total derivatives liabilities, net*	(1,373)	702	15	(729)	(1)	(53)	(1,439)	782
Long-term debt	(344)	(137)	-	38	(2)	75	(370)	(30)
Total	$(2,974)	$1,309	$14	$(489)	$(3)	$22	$(2,121)	$856

*    Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

Item 8 / note 5. FAIR VALUE MEASUREMENTS

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
December 31, 2014
Bonds available for sale	$1,236	$(107)	$51	$1,180
Other bond securities	95	-	1,037	1,132
Equity securities available for sale	-	-	-	-
Other invested assets	175	(28)	3	150
Policyholder contract deposits	-	(1,127)	-	(1,127)
Derivative liabilities, net	68	8	298	374
Long-term debt	-	-	94	94
December 31, 2013
Bonds available for sale	$997	$(17)	$109	$1,089
Other bond securities	187	9	1,464	1,660
Equity securities available for sale	-	7	-	7
Other invested assets	210	(42)	40	208
Policyholder contract deposits	-	744	-	744
Derivative liabilities, net	39	43	620	702
Long-term debt	-	-	(137)	(137)

The following table presents the gross components of purchases, sales, issues and settlements, net, shown above:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
December 31, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,041	$(35)	$(92)	$914
Non-U.S. governments	12	-	(3)	9
Corporate debt	148	(8)	(397)	(257)
RMBS	3,301	(124)	(2,381)	796
CMBS	368	(224)	(59)	85
CDO/ABS	2,760	(70)	(1,145)	1,545
Total bonds available for sale	7,630	(461)	(4,077)	3,092
Other bond securities:
RMBS	211	(31)	(83)	97
CMBS	-	(16)	(125)	(141)
CDO/ABS	55	(21)	(1,839)	(1,805)
Total other bond securities	266	(68)	(2,047)	(1,849)
Equity securities available for sale	-	-	(1)	(1)
Mortgage and other loans receivable	6	-	-	6
Other invested assets	776	(25)	(834)	(83)
Total assets	$8,678	$(554)	$(6,959)	$1,165
Liabilities:
Policyholder contract deposits	$-	$(149)	$133	$(16)
Derivative liabilities, net	2	(3)	(52)	(53)
Long-term debt(b)	-	-	37	37
Total liabilities	$2	$(152)	$118	$(32)
December 31, 2013
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$541	$(138)	$-	$403
Non-U.S. governments	9	-	(6)	3
Corporate debt	487	(114)	(549)	(176)
RMBS	4,424	(266)	(2,340)	1,818
CMBS	1,023	(188)	(460)	375
CDO/ABS	2,662	(159)	(557)	1,946
Total bonds available for sale	9,146	(865)	(3,912)	4,369
Other bond securities:
Corporate debt	-	-	-	-
RMBS	350	(12)	(130)	208
CMBS	24	(71)	(153)	(200)
CDO/ABS	353	(72)	(2,325)	(2,044)
Total other bond securities	727	(155)	(2,608)	(2,036)
Equity securities available for sale	58	(12)	(115)	(69)
Other invested assets	882	(9)	(809)	64
Total assets	$10,813	$(1,041)	$(7,444)	$2,328
Liabilities:
Policyholder contract deposits	$-	$(26)	$228	$202
Derivative liabilities, net	10	(1)	(738)	(729)
Long-term debt(b)	-	-	38	38
Total liabilities	$10	$(27)	$(472)	$(489)
239

Item 8 / note 5. FAIR VALUE MEASUREMENTS

(a) There were no issuances during the years ended December 31, 2014 and 2013.

(b) Includes GIAs, notes, bonds, loans and mortgages payable.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2014 and 2013 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above excludes $22 million of net gains  and $15 million of net losses related to assets and liabilities transferred into Level 3 during 2014 and 2013, respectively, and includes $62 million and $44 million of net gains related to assets and liabilities transferred out of Level 3 during 2014 and 2013, respectively.

Transfers of Level 3 Assets

During the years ended December 31, 2014 and 2013, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS, CDO/ABS, and investments in hedge funds. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types. Certain investments in hedge funds were transferred into Level 3 due to these investments now being carried at fair value and no longer being accounted for using the equity method of accounting due to a change in percentage ownership, or as a result of limited market activity due to fund-imposed redemption restrictions.

During the years ended December 31, 2014 and 2013, transfers out of Level 3 assets primarily included CMBS, CDO/ABS, RMBS, certain investments in municipal securities, private placement and other corporate debt, and investments in hedge funds. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the

Item 8 / note 5. FAIR VALUE MEASUREMENTS

current liquidity in the market. The transfers of certain hedge fund investments out of Level 3 assets were primarily the result of easing of certain fund-imposed redemption restrictions.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the years ended December 31, 2014 and 2013.

Quantitative Information about Level 3 Fair Value Measurements

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments, and includes only those instruments for which information about the inputs is reasonably available to us, such as data from independent third-party valuation service providers and from internal valuation models. Because input information from third-parties with respect to certain Level 3 instruments (primarily CDO/ABS) may not be reasonably available to us, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2014	Technique	Unobservable Input(a)	(Weighted Average )(a)
Assets:

Obligations of states,	$1,178	Discounted cash flow	Yield(b)	3.9% - 4.62% (4.26%)
municipalities and
political subdivisions

Corporate debt	1,145	Discounted cash flow	Yield(b)	3.46% - 8.75% (6.10%)

RMBS	17,353	Discounted cash flow	Constant prepayment rate(c)	0.59% - 9.35% (4.97%)
			Loss severity(c)	46.04% - 79.56% (62.80%)
			Constant default rate(c)	3.67% - 9.96% (6.82%)
			Yield(c)	2.67% - 6.64% (4.65%)

Certain CDO/ABS	5,282	Discounted cash flow	Constant prepayment rate(c)	6.40% - 12.80% (9.20%)
			Loss severity(c)	42.90% - 60.30% (51.90%)
			Constant default rate(c)	2.50% - 14.70% (7.80%)
			Yield(c)	4.70% - 9.70% (7.10%)

CMBS	2,687	Discounted cash flow	Yield(b)	0.00% - 17.29% (6.06%)

CDO/ABS - Direct		Binomial Expansion	Recovery rate(b)	7.00% - 36.00% (21.00%)
Investment Book	279	Technique (BET)	Diversity score(b)	5 - 27 (12)
			Weighted average life(b)	0.25 - 10.49 years (3.93 years)
Liabilities:

Policyholder contract
deposits	1,509	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%
			Base lapse rate(b)	1.00% - 40.00%
			Dynamic lapse rate(b)	0.20% - 60.00%
			Mortality rate(b)	0.10% - 35.00%
			Utilization rate(b)	0.50% - 30.00%

Total derivative
liabilities, net	791	BET	Recovery rate(b)	5.00% - 23.00% (13.00%)
			Diversity score(b)	8 - 25 (13)
			Weighted average life(b)	2.67 - 10.49 years (4.65 years)
241

Item 8 / note 5. FAIR VALUE MEASUREMENTS

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2013	Technique	Unobservable Input(a)	(Weighted Average )(a)
Assets:

Obligations of states,	$920	Discounted cash flow	Yield(b)	4.94% - 5.86% (5.40%)
municipalities and
political subdivisions

Corporate debt	788	Discounted cash flow	Yield(b)	0.00% - 14.29% (6.64%)

RMBS	14,419	Discounted cash flow	Constant prepayment rate(c)	0.00% - 10.35% (4.97%)
			Loss severity(c)	42.60% - 79.07% (60.84%)
			Constant default rate(c)	3.98% - 12.22% (8.10%)
			Yield(c)	2.54% - 7.40% (4.97%)

Certain CDO/ABS(d)	5,414	Discounted cash flow	Constant prepayment rate(c)	5.20% - 10.80% (8.20%)
			Loss severity(c)	48.60% - 63.40% (56.40%)
			Constant default rate(c)	3.20% - 16.20% (9.00%)
			Yield(c)	5.20% - 11.50% (9.40%)

CMBS	5,847	Discounted cash flow	Yield(b)	0.00% - 14.69% (5.58%)

CDO/ABS - Direct		Binomial Expansion	Recovery rate(b)	6.00% - 63.00% (25.00%)
Investment Book	557	Technique (BET)	Diversity score(b)	5 - 35 (12)
			Weighted average life(b)	1.07 - 9.47 years (4.86 years)
Liabilities:

Policyholder contract
deposits	312	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%
			Base lapse rate(b)	1.00% - 40.00%
			Dynamic lapse rate(b)	0.20% - 60.00%
			Mortality rate(b)	0.50% - 40.00%
			Utilization rate(b)	0.50% - 25.00%

Total derivative
liabilities, net	996	BET	Recovery rate(b)	5.00% - 34.00% (17.00%)
			Diversity score(b)	9 - 32 (13)
			Weighted average life(b)	4.50 - 9.47 years (5.63 years)

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

Item 8 / note 5. FAIR VALUE MEASUREMENTS

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

Item 8 / note 5. FAIR VALUE MEASUREMENTS

Policyholder contract deposits

Embedded derivatives within Policyholder contract deposits relate to guaranteed minimum withdrawal benefits (GMWB) within variable annuity products and certain enhancements to interest crediting rates based on market indices within index annuities and guaranteed investment contracts (GICs).  GMWB represents our largest exposure of these embedded derivatives, although the carrying amount of the liability fluctuates based on the performance of the equity markets and therefore, at a point in time, can be low relative to the exposure.  The principal unobservable input used for GMWBs and embedded derivatives in index annuities measured at fair value is equity implied volatility. For GMWBs, other significant unobservable inputs include base and dynamic lapse rates, mortality rates, and utilization rates. Lapse, mortality, and utilization rates may vary significantly depending upon age groups and duration. In general, increases in volatility and utilization rates will increase the fair value of the liability associated with GMWB, while increases in lapse rates and mortality rates will decrease the fair value of the liability. Significant unobservable inputs used in valuing embedded derivatives within GICs include long-term forward interest rates and foreign exchange rates. Generally, the embedded derivative liability for GICs will increase as interest rates decrease or if the U.S. dollar weakens compared to the euro.

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

		December 31, 2014		December 31, 2013
		Fair Value Using Net Asset Value Per Share (or its equivalent)		Fair Value Using Net Asset Value Per Share (or its equivalent)

			Unfunded		Unfunded
(in millions)	Investment Category Includes		Commitments		Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,275	$450	$2,544	$578

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	384	227	346	86

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	121	26	140	13

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	164	43	183	34

Other	Includes multi-strategy, mezzanine, and other strategies	216	234	134	238
Total private equity funds		3,160	980	3,347	949
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,109	-	976	2

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	2,428	1	1,759	11

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	498	-	612	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	731	5	594	15

Emerging markets	Investments in the financial markets of developing countries	308	-	287	-

Other	Includes multi-strategy, relative value, and other strategies	125	-	157	-
Total hedge funds		5,199	6	4,385	28
Total		$8,359	$986	$7,732	$977
244

Item 8 / note 5. FAIR VALUE MEASUREMENTS

Private equity fund investments included above are not redeemable, as distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At December 31, 2014, assuming average original expected lives of 10 years for the funds, 72 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 18 percent between four and six years and 10 percent between seven and 10 years.

The hedge fund investments included above are generally redeemable monthly (14 percent), quarterly (49 percent), semi-annually (15 percent) and annually (22 percent), with redemption notices ranging from one day to 180 days. At December 31, 2014, however, investments representing approximately 43 percent of the total fair value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various contractual restrictions. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre-defined end dates and are generally expected to be lifted by the end of 2015. The fund investments for which redemption is restricted only in part generally relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

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

Additionally, beginning in the third quarter of 2012 we elected the fair value option for certain alternative investments when such investments are eligible for this election. We believe this measurement basis is consistent with the applicable accounting guidance used by the respective investment company funds themselves.  Refer to Note 6 herein for additional information.

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2014	2013	2012
Assets:
Mortgage and other loans receivable	$-	$3	$47
Bond and equity securities	2,099	1,667	2,339
Other securities – ML II interest	-	-	246
Other securities – ML III interest	-	-	2,888
Retained interest in AIA	-	-	2,069
Alternative investments(a)	313	360	36
Other, including Short-term investments	10	11	20
Liabilities:
Long-term debt(b)	(269)	327	(681)
Other liabilities	(13)	(15)	(33)
Total gain	$2,140	$2,353	$6,931
245

Item 8 / note 5. FAIR VALUE MEASUREMENTS

(a) Includes certain hedge funds, private equity funds and other investment partnerships.

(b) Includes GIAs, notes, bonds and mortgages payable.

Interest income and dividend income on assets measured under the fair value option are recognized and included in Net investment income in the Consolidated Statements of Income with the exception of activity within AIG’s Corporate and Other category, which is included in Other income. Interest expense on liabilities measured under the fair value option is reported in Other Income in the Consolidated Statements of Income. See Note 6 herein for additional information about our policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

During 2014, 2013 and 2012, we recognized losses of $32 million, $54 million and $641 million, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings for which the fair value option was elected:

	December 31, 2014			December 31, 2013
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$6	$4	$2	$-	$-	$-
Liabilities:
Long-term debt*	$5,466	$4,101	$1,365	$6,747	$5,231	$1,516

*    Includes GIAs, notes, bonds, loans and mortgages payable.

There were no mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due or in non-accrual status at December 31, 2014 or 2013.

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

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2014	2013	2012
December 31, 2014
Other investments	$-	$-	$790	$790	$134	$112	$151
Investments in life settlements	-	-	537	537	201	971	309
Other assets	-	-	1	1	7	31	11
Total	$-	$-	$1,328	$1,328	$342	$1,114	$471
December 31, 2013
Other investments	$-	$-	$1,615	$1,615
Investments in life settlements	-	-	896	896
Other assets	-	11	48	59
Total	$-	$11	$2,559	$2,570
246

Item 8 / note 5. FAIR VALUE MEASUREMENTS

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

Information regarding the estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts and lease contracts) is discussed below:

•    Mortgage and other loans receivable:  Fair values of loans on real estate and other loans receivable are estimated for disclosure purposes using discounted cash flow calculations based on discount rates that we believe market participants would use in determining the price that they would pay for such assets. For certain loans, our current incremental lending rates for similar types of loans are used as the discount rates, because we believe this rate approximates the rates market participants would use. The fair values of policy loans are generally estimated based on unpaid principal amount as of each reporting date or, in some cases, based on the present value of the loans using a discounted cash flow model. No consideration is given to credit risk because policy loans are effectively collateralized by the cash surrender value of the policies.

•    Other invested assets:  The majority of Other invested assets that are not measured at fair value represent investments in life settlements. The fair value of investments in life settlements is determined using a discounted cash flow methodology that incorporates the best available market assumptions for longevity as well as market yields based on reported transactions. Due to the individual life nature of each investment in life settlements and the illiquidity of the existing market, significant inputs to the fair value are unobservable.

•    Cash and short-term investments:  The carrying amounts of these assets approximate fair values because of the relatively short period of time between origination and expected realization, and their limited exposure to credit risk.

•    Policyholder contract deposits associated with investment-type contracts:  Fair values for policyholder contract deposits associated with investment-type contracts not accounted for at fair value are estimated using discounted cash flow calculations based on interest rates currently being offered for similar contracts with maturities consistent with those of the contracts being valued. When no similar contracts are being offered, the discount rate is the appropriate swap rate (if available) or current risk-free interest rate consistent with the currency in which the cash flows are denominated.  To determine fair value, other factors include current policyholder account values and related surrender charges and other assumptions include expectations about policyholder behavior and an appropriate risk margin.

•    Other liabilities:  The majority of Other liabilities that are financial instruments not measured at fair value represent secured financing arrangements, including repurchase agreements.  The carrying amounts of these liabilities approximate fair value, because the financing arrangements are short-term and are secured by cash or other liquid collateral.

•    Long-term debt:  Fair values of these obligations were determined by reference to quoted market prices, when available and appropriate, or discounted cash flow calculations based upon our current market‑observable implicit‑credit‑spread rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
December 31, 2014
Assets:
Mortgage and other loans receivable	$-	$449	$26,157	$26,606	$24,984
Other invested assets	-	593	2,882	3,475	4,352
Short-term investments	-	9,559	-	9,559	9,559
Cash	1,758	-	-	1,758	1,758
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	244	119,268	119,512	106,395
Other liabilities	-	1,120	-	1,120	1,120
Long-term debt	-	24,749	2,932	27,681	25,751
December 31, 2013
Assets:
Mortgage and other loans receivable	$-	$219	$21,418	$21,637	$20,765
Other invested assets	-	529	2,705	3,234	4,194
Short-term investments	-	15,304	-	15,304	15,304
Cash	2,241	-	-	2,241	2,241
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	199	114,361	114,560	105,093
Other liabilities	-	4,869	1	4,870	4,869
Long-term debt	-	36,239	2,394	38,633	34,946
247

Item 8 / note 5. FAIR VALUE MEASUREMENTS

6. INVESTMENTS

Fixed Maturity and Equity Securities

Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or are measured at fair value at our election. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2014 or 2013.

Fixed maturity and equity securities classified as available for sale are carried at fair value. Unrealized gains and losses from available for sale investments in fixed maturity and equity securities are reported as a separate component of Accumulated other comprehensive income, net of deferred policy acquisition costs and deferred income taxes, in shareholders’ equity. Realized and unrealized gains and losses from fixed maturity and equity securities measured at fair value at our election are reflected in Net investment income (for insurance subsidiaries) or Other income (for Corporate and Other). Investments in fixed maturity and equity securities are recorded on a trade-date basis.

Premiums and discounts arising from the purchase of bonds classified as available for sale are treated as yield adjustments over their estimated holding periods, until maturity, or call date, if applicable. For investments in certain RMBS, CMBS and CDO/ABS, (collectively, structured securities), recognized yields are updated based on current information regarding the timing and amount of expected undiscounted future cash flows. For high credit quality structured securities, effective yields are recalculated based on actual payments received and updated prepayment expectations, and the amortized cost is adjusted to the amount that would have existed had the new effective yield been applied since acquisition with a corresponding charge or credit to net investment income. For structured securities that are not high credit quality, effective yields are recalculated and adjusted prospectively based on changes in expected undiscounted future cash flows. For purchased credit impaired (PCI) securities, at acquisition, the difference between the undiscounted expected future cash flows and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over the securities’ remaining lives on a level‑yield basis. Subsequently, effective yields recognized on PCI securities are recalculated and adjusted prospectively to reflect changes in the contractual benchmark interest rates on variable rate securities and any significant increases in undiscounted expected future cash flows arising due to reasons other than interest rate changes.

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
December 31, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$2,806	$204	$(18)	$2,992	$-
Obligations of states, municipalities and political subdivisions	25,979	1,729	(49)	27,659	(13)
Non-U.S. governments	20,280	966	(151)	21,095	-
Corporate debt	134,961	10,594	(1,122)	144,433	64
Mortgage-backed, asset-backed and collateralized:
RMBS	34,377	3,435	(292)	37,520	1,767
CMBS	12,129	815	(59)	12,885	215
CDO/ABS	12,775	628	(128)	13,275	47
Total mortgage-backed, asset-backed and collateralized	59,281	4,878	(479)	63,680	2,029
Total bonds available for sale(b)	243,307	18,371	(1,819)	259,859	2,080
Equity securities available for sale:
Common stock	1,185	2,461	(17)	3,629	-
Preferred stock	21	4	-	25	-
Mutual funds	724	54	(37)	741	-
Total equity securities available for sale	1,930	2,519	(54)	4,395	-
Total	$245,237	$20,890	$(1,873)	$264,254	$2,080
December 31, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$3,084	$150	$(39)	$3,195	$-
Obligations of states, municipalities and political subdivisions	28,704	1,122	(446)	29,380	(15)
Non-U.S. governments	22,045	822	(358)	22,509	-
Corporate debt	139,461	7,989	(2,898)	144,552	74
Mortgage-backed, asset-backed and collateralized:
RMBS	33,520	3,101	(473)	36,148	1,670
CMBS	11,216	558	(292)	11,482	125
CDO/ABS	10,501	649	(142)	11,008	62
Total mortgage-backed, asset-backed and collateralized	55,237	4,308	(907)	58,638	1,857
Total bonds available for sale(b)	248,531	14,391	(4,648)	258,274	1,916
Equity securities available for sale:
Common stock	1,280	1,953	(14)	3,219	-
Preferred stock	24	4	(1)	27	-
Mutual funds	422	12	(24)	410	-
Total equity securities available for sale	1,726	1,969	(39)	3,656	-
Total	$250,257	$16,360	$(4,687)	$261,930	$1,916
248

Item 8 / note 5. FAIR VALUE MEASUREMENTS

(a) Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b) At December 31, 2014 and 2013, bonds available for sale held by us that were below investment grade or not rated totaled $35.1 billion and $32.6 billion, respectively.

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$526	$5	$281	$13	$807	$18
Obligations of states, municipalities and political
subdivisions	495	9	794	40	1,289	49
Non-U.S. governments	1,606	42	1,690	109	3,296	151
Corporate debt	12,132	450	11,570	672	23,702	1,122
RMBS	4,621	109	3,996	183	8,617	292
CMBS	220	1	2,087	58	2,307	59
CDO/ABS	3,857	50	1,860	78	5,717	128
Total bonds available for sale	23,457	666	22,278	1,153	45,735	1,819
Equity securities available for sale:
Common stock	88	16	2	1	90	17
Mutual funds	280	37	64	-	344	37
Total equity securities available for sale	368	53	66	1	434	54
Total	$23,825	$719	$22,344	$1,154	$46,169	$1,873
December 31, 2013
Bonds available for sale:
U.S. government and government sponsored entities	$1,101	$34	$42	$5	$1,143	$39
Obligations of states, municipalities and political
subdivisions	6,134	379	376	67	6,510	446
Non-U.S. governments	4,102	217	710	141	4,812	358
Corporate debt	38,495	2,251	4,926	647	43,421	2,898
RMBS	8,543	349	1,217	124	9,760	473
CMBS	3,191	176	1,215	116	4,406	292
CDO/ABS	2,845	62	915	80	3,760	142
Total bonds available for sale	64,411	3,468	9,401	1,180	73,812	4,648
Equity securities available for sale:
Common stock	96	14	-	-	96	14
Preferred stock	5	1	-	-	5	1
Mutual funds	369	24	-	-	369	24
Total equity securities available for sale	470	39	-	-	470	39
Total	$64,881	$3,507	$9,401	$1,180	$74,282	$4,687
249

Item 8 / note 6. INVESTMENTS

At December 31, 2014, we held 6,394 and 118 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 2,123 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2014, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities Available
December 31, 2014	Available for Sale		for Sale in a Loss Position
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,821	$9,975	$637	$620
Due after one year through five years	48,352	50,873	6,669	6,529
Due after five years through ten years	62,685	65,889	12,873	12,338
Due after ten years	63,168	69,442	10,255	9,607
Mortgage-backed, asset-backed and collateralized	59,281	63,680	17,120	16,641
Total	$243,307	$259,859	$47,554	$45,735

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Item 8 / note 6. INVESTMENTS

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Years Ended December 31,
	2014		2013		2012
	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$703	$118	$2,634	$202	$2,778	$171
Equity securities	135	24	130	19	515	31
Total	$838	$142	$2,764	$221	$3,293	$202

For the years ended December 31, 2014, 2013 and 2012, the aggregate fair value of available for sale securities sold was $25.3 billion, $35.9 billion and $40.3 billion, which resulted in net realized capital gains of $0.7 billion, $2.5 billion and $3.1 billion, respectively.

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	December 31, 2014		December 31, 2013
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$5,498	27%	$5,723	24%
Obligations of states, territories and political subdivisions	122	1	121	1
Non-U.S. governments	2	-	2	-
Corporate debt	719	3	1,169	5
Mortgage-backed, asset-backed and collateralized:
RMBS	2,094	10	2,263	10
CMBS	1,077	5	1,353	6
CDO/ABS and other collateralized(a)	10,200	49	11,985	51
Total mortgage-backed, asset-backed and collateralized	13,371	64	15,601	67
Other	-	-	7	-
Total fixed maturity securities	19,712	95	22,623	97
Equity securities	1,049	5	834	3
Total	$20,761	100%	$23,457	100%

(a) Includes $0.9 billion and $1.0 billion of U.S. Government agency backed ABS at December 31, 2014 and 2013, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

December 31,
(in millions)	2014	2013
Alternative investments(a)	$19,656	$19,709
Mutual funds	-	85
Investment real estate(b)	3,612	3,113
Aircraft asset investments(c)	651	763
Investments in life settlements	3,753	3,601
Investment in AerCap	4,972	-
All other investments	1,874	1,388
Total	$34,518	$28,659

(a) Includes hedge funds, private equity funds, affordable housing partnerships, and other investment partnerships.

(b) Net of accumulated depreciation of $315 million and $513 million in 2014 and 2013, respectively.

(c)  Consists primarily of investments in aircraft equipment held in consolidated trusts.

Item 8 / note 6. INVESTMENTS

Other Invested Assets Carried at Fair Value

Certain hedge funds, private equity funds, affordable housing partnerships and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income with the exception of investments of AIG’s Corporate and Other category, for which such changes are reported in Other income.  Other investments in hedge funds, private equity funds, affordable housing partnerships and other investment partnerships in which our insurance operations do not hold aggregate interests sufficient to exercise more than minor influence over the respective partnerships are reported at fair value with changes in fair value recognized as a component of Accumulated other comprehensive income. These investments are subject to other-than-temporary impairment evaluations (see discussion below on evaluating equity investments for other-than-temporary impairment). The gross unrealized loss recorded in Other comprehensive income on such investments was $56 million and $15 million at December 31, 2014 and 2013, respectively, the majority of which pertains to investments in private equity funds and hedge funds that have been in continuous unrealized loss positions for less than 12 months.

Other Invested Assets – Equity Method Investments

We account for hedge funds, private equity funds, affordable housing partnerships and other investment partnerships using the equity method of accounting unless our interest is so minor that we may have virtually no influence over partnership operating and financial policies, or we have elected the fair value option. Under the equity method of accounting, our carrying amount generally is our share of the net asset value of the funds or the partnerships, and changes in our share of the net asset values are recorded in Net investment income with the exception of investments of AIG’s Corporate and Other category, for which such changes are reported in Other income. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments, which is one to three months prior to the end of our reporting period. The financial statements of these investees are generally audited annually.

Summarized Financial Information of Equity Method Investees

The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2014	2013	2012
Operating results:
Total revenues	$29,579	$19,181	$9,438
Total expenses	(7,828)	(5,515)	(5,183)
Net income	$21,751	$13,666	$4,255
At December 31,
(in millions)		2014	2013
Balance sheet:
Total assets		$207,994	$150,586
Total liabilities		$(67,346)	$(25,134)

The following table presents the carrying amount and ownership percentage of equity method investments at December 31, 2014 and 2013:

	2014		2013
	Carrying	Ownership	Carrying	Ownership
(in millions, except percentages)	Value	Percentage	Value	Percentage
Equity method investments	$18,951	Various	$12,921	Various

Summarized financial information for these equity method investees may be presented on a lag, due to the unavailability of information for the investees at our respective balance sheet dates, and is included for the periods in which we held an equity method ownership interest.

Item 8 / note 6. INVESTMENTS

Other Investments

Also included in Other invested assets are real estate held for investment and aircraft asset investments held by non-Aircraft Leasing subsidiaries. These investments are reported at cost, less depreciation and are subject to impairment review, as discussed below.

Investments in Life Settlements

Investments in life settlements are accounted for under the investment method. Under the investment method, we recognize our initial investment in life settlements at the transaction price plus all initial direct external costs. Continuing costs to keep the policy in force, primarily life insurance premiums, increase the carrying amount of the investment. We recognize income on individual investments in life settlements when the insured dies, at an amount equal to the excess of the investment proceeds over the carrying amount of the investment at that time. These investments are subject to impairment review, as discussed below.

During 2014, 2013 and 2012, income recognized on investments in life settlements was $407 million, $334 million and $253 million, respectively, and is included in Net investment income in the Consolidated Statements of Income.

The following table presents further information regarding investments in life settlements:

	December 31, 2014
	Number of	Carrying	Face Value
(dollars in millions)	Contracts	Value	(Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	1	$-	$-
1 – 2 years	12	9	19
2 – 3 years	18	11	19
3 – 4 years	77	42	93
4 – 5 years	152	205	436
Thereafter	4,687	3,486	15,370
Total	4,947	$3,753	$15,937

Remaining life expectancy for year 0-1 references policies whose current life expectancy is less than 12 months as of the valuation date. Remaining life expectancy is not an indication of expected maturity. Actual maturity dates in any category may vary significantly (either earlier or later) from the remaining life expectancies reported above.

At December 31, 2014, management’s best estimate of the life insurance premiums required to keep the investments in life settlements in force, payable in the 12 months ending December 31, 2015 and the four succeeding years ending December 31, 2019 are $545 million, $562 million, $584 million, $607 million and $627 million, respectively.

Net Investment Income

Net investment income represents income primarily from the following sources:

•    Interest income and related expenses, including amortization of premiums and accretion of discounts on bonds with changes in the timing and the amount of expected principal and interest cash flows reflected in the yield, as applicable.

•    Dividend income from common and preferred stocks and distributions from other investments.

•    Realized and unrealized gains and losses from investments in other securities and investments for which we elected the fair value option.

•    Earnings from alternative investments.

•    The difference between the carrying amount of an investment in life settlements and the life insurance proceeds of the underlying life insurance policy recorded in income upon the death of the insured.

Item 8 / note 6. INVESTMENTS

•    Changes in the fair values of our interests in ML II and AIA securities prior to sale and change in the fair value of our interests in ML III prior to the FRBNY liquidation of ML III assets.

The following table presents the components of Net investment income:

Years Ended December 31,
(in millions)	2014	2013	2012
Fixed maturity securities, including short-term investments	$12,322	$12,044	$12,592
Change in fair value of ML II	-	-	246
Change in fair value of ML III	-	-	2,888
Change in fair value of AIA securities including realized gain	-	-	2,069
Equity securities	221	178	162
Interest on mortgage and other loans	1,272	1,144	1,083
Alternative investments*	2,624	2,803	1,769
Real estate	110	128	127
Other investments	47	61	11
Total investment income	16,596	16,358	20,947
Investment expenses	517	548	604
Net investment income	$16,079	$15,810	$20,343

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

•    Exchange gains and losses resulting from foreign currency transactions.

The following table presents the components of Net realized capital gains (losses):

Years Ended December 31,
(in millions)	2014	2013	2012
Sales of fixed maturity securities	$585	$2,432	$2,607
Sales of equity securities	111	111	484
Other-than-temporary impairments:
Severity	(3)	(6)	(44)
Change in intent	(40)	(48)	(62)
Foreign currency declines	(19)	(1)	(8)
Issuer-specific credit events	(169)	(170)	(931)
Adverse projected cash flows	(16)	(7)	(5)
Provision for loan losses	(1)	(26)	104
Foreign exchange transactions	598	151	(233)
Derivative instruments	(177)	287	(529)
Impairments of investments in life settlements	(201)	(971)	(309)
Other	71	187	13
Net realized capital gains	$739	$1,939	$1,087

Item 8 / note 6. INVESTMENTS

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Years Ended
	December 31,
(in millions)	2014	2013
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturities	$6,809	$(14,066)
Equity securities	535	360
Other investments	376	101
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$7,720	$(13,605)

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

For fixed maturity securities for which a credit impairment has occurred, the amortized cost is written down to the estimated recoverable value with a corresponding charge to realized capital losses. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management.  The difference between fair value and amortized cost that is not related to a credit impairment is presented in unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were recognized (a separate component of accumulated other comprehensive income).

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

•       Loss severity and the timing of any recovery; and

•       Expected prepayment speeds.

For corporate, municipal and sovereign fixed maturity securities determined to be credit impaired, management considers the fair value as the recoverable value when available information does not indicate that another value is more relevant or reliable. When management identifies information that supports a recoverable value other than the fair value, the determination of a recoverable value considers scenarios specific to the issuer and the security, and may be based upon estimates of outcomes of corporate restructurings, political and macroeconomic factors, stability and financial strength of the issuer, the value of any secondary sources of repayment and the disposition of assets.

We consider severe price declines in our assessment of potential credit impairments. We may also modify our model inputs when we determine that price movements in certain sectors are indicative of factors not captured by the cash flow models.

Item 8 / note 6. INVESTMENTS

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, we prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining expected holding period of the security.

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Years Ended December 31,
(in millions)	2014	2013	2012
Balance, beginning of year	$3,872	$5,164	$6,504
Increases due to:
Credit impairments on new securities subject to impairment losses	49	47	194
Additional credit impairments on previously impaired securities	85	78	483
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(613)	(643)	(1,105)
Credit impaired securities for which there is a current intent or
anticipated requirement to sell	-	-	(5)
Accretion on securities previously impaired due to credit*	(725)	(774)	(915)
Other	(9)	-	8
Balance, end of year	$2,659	$3,872	$5,164

*    Represents both accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities and the accretion due to the passage of time.

Equity Securities

We evaluate our available for sale equity securities for impairment by considering such securities as candidates for other-than-temporary impairment if they meet any of the following criteria:

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

Other Invested Assets

Our equity and cost method investments in private equity funds, hedge funds and other entities are evaluated for impairment similar to the evaluation of equity securities for impairments as discussed above. Such evaluation considers market conditions, events and volatility that may impact the recoverability of the underlying investments within these private equity funds and hedge funds and is based on the nature of the underlying investments and specific inherent risks. Such risks may evolve based on the nature of the underlying investments.

Item 8 / note 6. INVESTMENTS

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

In general, fair value estimates for the investments in life settlements are calculated using cash flows based on medical underwriting ratings of the policies from a third-party underwriter, applied to an industry mortality table. Our mortality assumptions are based on an industry table as supplemented with proprietary data on the older age mortality of U.S. insured lives. Mortality improvement factors are applied to these assumptions based on our view of future mortality improvements likely to apply to the U.S. insured lives population. Our mortality assumptions coupled with the mortality improvement rates are used in our estimate of future net cash flows from the investments in life settlements.

Our investments in aircraft assets and real estate are periodically evaluated for recoverability whenever changes in circumstances indicate the carrying amount of an asset may be impaired. When impairment indicators are present, we compare expected investment cash flows to carrying amount. When the expected cash flows are less than the carrying amount, the investments are written down to fair value with a corresponding charge to earnings.

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$30,520
Cash flows expected to be collected*	24,561
Recorded investment in acquired securities	16,311

*    Represents undiscounted expected cash flows, including both principal and interest.

	December 31,	December 31,
(in millions)	2014	2013
Outstanding principal balance	$16,962	$14,741
Amortized cost	12,216	10,110
Fair value	13,462	11,338

Item 8 / note 6. INVESTMENTS

The following table presents activity for the accretable yield on PCI securities:

Years Ended December 31,
(in millions)	2014	2013
Balance, beginning of year	$6,940	$4,766
Newly purchased PCI securities	1,289	1,773
Disposals	-	(60)
Accretion	(880)	(719)
Effect of changes in interest rate indices	(542)	302
Net reclassification from non-accretable difference,
including effects of prepayments	58	878
Balance, end of year	$6,865	$6,940

Pledged Investments

Secured Financing and Similar Arrangements

We enter into secured financing transactions whereby certain securities are sold under agreements to repurchase (repurchase agreements), in which we transfer securities in exchange for cash, with an agreement by us to repurchase the same or substantially similar securities. In the majority of these repurchase agreements, the securities transferred by us may be sold or repledged by the counterparties. Repurchase agreements entered into by the DIB are carried at fair value based on market-observable interest rates. All other repurchase agreements are recorded at their contracted repurchase amounts plus accrued interest.

At December 31, 2013, our secured financing transactions also included those that involve the transfer of securities to financial institutions in exchange for cash or other liquid collateral. Securities transferred by us under these financing transactions may be sold or repledged by the counterparties. As collateral for the securities transferred by us, counterparties transfer assets to us, such as cash or high quality fixed maturity securities. Collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the transferred securities during the life of the transactions. When we receive fixed maturity securities as collateral, we do not have the right to sell or repledge this collateral unless an event of default occurs by the counterparties. At the termination of the transactions, we and our counterparties are obligated to return the collateral provided and the securities transferred, respectively.

The following table presents the fair value of securities pledged to counterparties under secured financing transactions:

(in millions)	December 31, 2014	December 31, 2013
Securities available for sale	$-	$3,837
Other securities	2,122	2,766

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	December 31, 2014	December 31, 2013
Securities collateral pledged to us	$2,506	$8,878
Amount repledged by us	131	71

Item 8 / note 6. INVESTMENTS

Insurance – Statutory and Other Deposits

Total carrying amounts of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance agreements, were $5.9 billion and $6.7 billion at December 31, 2014 and 2013, respectively.

Other Pledges

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $44 million and $57 million of stock in FHLBs at December 31, 2014 and 2013, respectively. To the extent an AIG subsidiary borrows from the FHLB, its ownership interest in the stock of FHLBs will be pledged to the FHLB. In addition, our subsidiaries have pledged securities available for sale with a fair value of $535 million and $80 million at December 31, 2014 and 2013, respectively, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations approximated $3.5 billion and $4.2 billion at December 31, 2014 and 2013, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

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

The following table presents the composition of Mortgages and other loans receivable:

	December 31,	December 31,
(in millions)	2014	2013
Commercial mortgages*	$18,909	$16,195
Life insurance policy loans	2,710	2,830
Commercial loans, other loans and notes receivable	3,642	2,052
Total mortgage and other loans receivable	25,261	21,077
Allowance for losses	(271)	(312)
Mortgage and other loans receivable, net	$24,990	$20,765

*    Commercial mortgages primarily represent loans for apartments, offices, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (14 percent and 18 percent, respectively, at December 31, 2014 and 18 percent and 17 percent, respectively, at December 31, 2013).

The following table presents the credit quality indicators for commercial mortgage loans:

	Number								Percent
December 31, 2014	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
Credit Quality Indicator:
In good standing	1,007	$3,384	$6,100	$3,807	$1,689	$1,660	$1,812	$18,452	98%
Restructured(a)	7	-	343	7	-	17	-	367	2
90 days or less delinquent	6	-	-	10	-	-	5	15	-
>90 days delinquent or in
process of foreclosure	4	-	75	-	-	-	-	75	-
Total(b)	1,024	$3,384	$6,518	$3,824	$1,689	$1,677	$1,817	$18,909	100%
Allowance for losses		$3	$86	$28	$22	$6	$14	$159	1%
December 31, 2013
(dollars in millions)
Credit Quality Indicator:
In good standing	978	$2,786	$4,636	$3,364	$1,607	$1,431	$1,970	$15,794	98%
Restructured(a)	9	53	210	6	-	-	85	354	2
90 days or less delinquent	2	-	-	5	-	-	-	5	-
>90 days delinquent or in
process of foreclosure	6	-	42	-	-	-	-	42	-
Total(b)	995	$2,839	$4,888	$3,375	$1,607	$1,431	$2,055	$16,195	100%
Allowance for losses		$10	$109	$9	$19	$3	$51	$201	1%
259

Item 8 / note 6. INVESTMENTS

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

Methodology Used to Estimate the Allowance for Losses

Mortgage and other loans receivable are considered impaired when collection of all amounts due under contractual terms is not probable. Impairment is measured using either i) the present value of expected future cash flows discounted at the loan’s effective interest rate, ii) the loan’s observable market price, if available, or iii) the fair value of the collateral if the loan is collateral dependent.  Impairment of commercial mortgages is typically determined using the fair value of collateral while impairment of other loans is typically determined using the present value of cash flows or the loan’s observable market price.  An allowance is typically established for the difference between the impaired value of the loan and its current carrying amount. Additional allowance amounts are established for incurred but not specifically identified impairments, based on the analysis of internal risk ratings and current loan values. Internal risk ratings are assigned based on the consideration of risk factors including past due status, debt service coverage, loan-to-value ratio, property occupancy, profile of the borrower and of the major property tenants, economic trends in the market where the property is located, and condition of the property. These factors and the resulting risk ratings also provide a basis for determining the level of monitoring performed at both the individual loan and the portfolio level. When all or a portion of a loan is deemed uncollectible, the uncollectible portion of the carrying amount of the loan is charged off against the allowance. Interest income on impaired loans is recognized as cash is received.  For impaired loans where it has been determined that not all of the contractual principal due will be collected, any cash received is recorded as a reduction of the current carrying amount of the loan.

A significant majority of commercial mortgage loans in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for us to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2014			2013			2012
Years Ended December 31,	Commercial	Other		Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$201	$111	$312	$159	$246	$405	$305	$435	$740
Loans charged off	(29)	(39)	(68)	(12)	(104)	(116)	(23)	(21)	(44)
Recoveries of loans previously
charged off	18	16	34	3	6	9	13	4	17
Net charge-offs	(11)	(23)	(34)	(9)	(98)	(107)	(10)	(17)	(27)
Provision for loan losses	(31)	23	(8)	52	(32)	20	(136)	33	(103)
Other	-	1	1	(1)	(5)	(6)	-	-	-
Activity of discontinued operations	-	-	-	-	-	-	-	(205)	(205)
Allowance, end of year	$159 *	$112	$271	$201 *	$111	$312	$159 *	$246	$405
260

Item 8 / note 7. LENDING ACTIVITIES

*    Of the total allowance at the end of the year, $55 million and $93 million relates to individually assessed credit losses on $192 million and $264 million of commercial mortgage loans as of December 31, 2014 and 2013, respectively.

Troubled Debt Restructurings

We modify loans to optimize their returns and improve their collectability, among other things. When we undertake such a modification with a borrower that is experiencing financial difficulty and the modification involves us granting a concession to the troubled debtor, the modification is a troubled debt restructuring (TDR). We assess whether a borrower is experiencing financial difficulty based on a variety of factors, including the borrower’s current default on any of its outstanding debt, the probability of a default on any of its debt in the foreseeable future without the modification, the insufficiency of the borrower’s forecasted cash flows to service any of its outstanding debt (including both principal and interest), and the borrower’s inability to access alternative third-party financing at an interest rate that would be reflective of current market conditions for a non-troubled debtor. Concessions granted may include extended maturity dates, interest rate changes, principal or interest forgiveness, payment deferrals and easing of loan covenants.

During 2014 and 2013, loans with a carrying value of $218 million and $91 million were modified in TDRs, respectively.

8. REINSURANCE

In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. In addition, our general insurance subsidiaries assume reinsurance from other insurance companies. We determine the portion of the incurred but not reported (IBNR) loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss adjustment expenses incurred, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. We remain liable to the extent that our reinsurers do not meet their obligation under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for doubtful accounts requires judgment for which key inputs typically include historical trends regarding uncollectible balances, disputes and credit events as well as specific reviews of balances in dispute or subject to credit impairment. The allowance for doubtful accounts on reinsurance assets was $258 million and $276 million at December 31, 2014 and 2013, respectively. Changes in the allowance for doubtful accounts on reinsurance assets are reflected in Policyholder benefits and losses incurred within the Consolidated Statements of Income.

The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

At December 31,	2014		2013
	As	Net of	As	Net of
(in millions)	Reported	Reinsurance	Reported	Reinsurance
Liability for unpaid losses and loss adjustment expenses(a)	$(77,260)	$(61,612)	$(81,547)	$(64,316)
Future policy benefits for life and accident and health insurance contracts	(42,749)	(41,767)	(40,653)	(39,619)
Reserve for unearned premiums	(21,324)	(18,278)	(21,953)	(18,532)
Reinsurance assets(b)	19,676		21,686

Item 8 / note 7. LENDING ACTIVITIES

(a) In 2014 and 2013, the Net of Reinsurance amount reflects the cession under the June 17, 2011 transaction with National Indemnity Company (NICO) of $1.5 billion and $1.6 billion, respectively.

(b) Represents gross reinsurance assets, excluding allowances and reinsurance recoverable on paid losses.

Short-Duration Reinsurance

Short-duration reinsurance is affected under reinsurance treaties and by negotiation on individual risks. Certain of these reinsurance arrangements consist of excess of loss contracts that protect us against losses above stipulated amounts. Ceded premiums are considered prepaid reinsurance premiums and are recognized as a reduction of premiums earned over the contract period in proportion to the protection received. Amounts recoverable from reinsurers on short-duration contracts are estimated in a manner consistent with the claims liabilities associated with the reinsurance and presented as a component of Reinsurance assets. Assumed reinsurance premiums are earned primarily on a pro-rata basis over the terms of the reinsurance contracts and the portion of premiums relating to the unexpired terms of coverage is included in the reserve for unearned premiums. For both ceded and assumed reinsurance, risk transfer requirements must be met for reinsurance accounting to apply. If risk transfer requirements are not met, the contract is accounted for as a deposit, resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Similar risk transfer criteria are used to determine whether directly written insurance contracts should be accounted for as insurance or as a deposit.

The following table presents short-duration insurance premiums written and earned:

	Years Ended December 31,
	Non-Life Insurance Companies
(in millions)	2014	2013	2012
Premiums written:
Direct	$39,375	$39,833	$40,647
Assumed	3,399	4,306	4,900
Ceded	(8,318)	(9,514)	(11,054)
Net	$34,456	$34,625	$34,493
Premiums earned:
Direct	$38,707	$39,018	$41,028
Assumed	3,258	3,516	3,133
Ceded	(8,140)	(8,585)	(9,375)
Net	$33,825	$33,949	$34,786

For the years ended December 31, 2014, 2013 and 2012, reinsurance recoveries, which reduced losses and loss adjustment expenses incurred, amounted to $2.6 billion, $3.3 billion and $4.5 billion, respectively.

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

The following table presents premiums for our long-duration insurance and retirement services operations:

Years Ended
December 31,	Life Insurance Companies			Run-off insurance lines			Total
(in millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Gross premiums	$4,059	$4,155	$3,963	$11	$9	$11	$4,070	$4,164	$3,974
Ceded premiums	(661)	(620)	(581)	-	-	-	(661)	(620)	(581)
Net	$3,398	$3,535	$3,382	$11	$9	$11	$3,409	$3,544	$3,393

Item 8 / note 8. REINSURANCE

Long-duration reinsurance recoveries, which reduced Policyholder benefits and losses incurred, were approximately $731 million, $714 million and $758 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

The following table presents long-duration insurance in-force ceded to other insurance companies:

At December 31,
(in millions)	2014	2013	2012*
Long-duration insurance in force ceded	$180,178	$122,012	$129,159

*    Excludes amounts related to held-for-sale entities.

Long-duration insurance in force assumed represented 0.04 percent of gross long-duration insurance in force at December 31, 2014, 0.05 percent at December 31, 2013 and 0.05 percent at December 31, 2012, and premiums assumed by the Life Insurance Companies represented 0.5 percent, 0.3 percent and 0.4 percent of gross premiums for the years ended December 31, 2014, 2013 and 2012, respectively.

The domestic Life Insurance Companies utilize internal and third-party reinsurance relationships to manage insurance risks and to facilitate capital management strategies, which allows them to minimize the use of letters of credit and utilize capital more efficiently. Pools of highly-rated third-party reinsurers are utilized to manage net amounts at risk in excess of retention limits.

The domestic Life Insurance Companies manage the capital impact on their statutory reserve requirements under the NAIC Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) and NAIC Actuarial Guideline 38 (Guideline AXXX) through intercompany reinsurance transactions.  Under GAAP, these intercompany reinsurance transactions are eliminated in consolidation.  Under one arrangement, one of the domestic Life Insurance Companies obtains letters of credit to support statutory recognition of the ceded reinsurance.  As of December 31, 2014, the domestic Life Insurance Companies had two bilateral letters of credit totaling $450 million with AIG entities, which were issued on February 7, 2014 and expire on February 7, 2019, but will be automatically extended without amendment by one year on each anniversary of the issuance date, unless the issuer provides notice of non-renewal. See Note 20 for additional information on the use of affiliated reinsurance for Regulation XXX and Guideline AXXX reserves.

Reinsurance Security

Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. We believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to AIG.  Gross reinsurance assets with our three largest reinsurers aggregate to approximately $6.2 billion and $6.0 billion at December 31, 2014 and 2013, respectively, of which approximately $3.3 billion was not secured by collateral in both years.

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

We also defer a portion of employee total compensation and payroll-related fringe benefits directly related to time spent performing specific acquisition or renewal activities, including costs associated with the time spent on underwriting, policy

Item 8 / note 8. REINSURANCE

issuance and processing, and sales force contract selling. The amounts deferred are derived based on successful efforts for each distribution channel and/or cost center from which the cost originates.

Short-duration insurance contracts:  Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally 12 months. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is anticipated in assessing the recoverability of DAC. We assess the recoverability of DAC on an annual basis or more frequently if circumstances indicate an impairment may have occurred. This assessment is performed by comparing recorded net unearned premiums and anticipated investment income on in-force business to the sum of expected losses and loss adjustment expenses incurred, unamortized DAC and maintenance costs. If the sum of these costs exceeds the amount of recorded net unearned premiums and anticipated investment income, the excess is recognized as an offset against the asset established for DAC. This offset is referred to as a premium deficiency charge. Increases in expected losses and loss adjustment expenses incurred can have a significant impact on the likelihood and amount of a premium deficiency charge.

Long-duration insurance contracts:   Policy acquisition costs for participating life, traditional life and accident and health insurance products are generally deferred and amortized, with interest, over the premium paying period. The assumptions used to calculate the benefit liabilities and DAC for these traditional products are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. These “locked-in” assumptions include mortality, morbidity, persistency, maintenance expenses and investment returns, and include margins for adverse deviation to reflect uncertainty given that actual experience might deviate from these assumptions.  A loss recognition event occurs when there is a shortfall between the carrying amounts of future policy benefit liabilities net of DAC and the amount the future policy benefit liabilities net of DAC would be when applying updated current assumptions.  When we determine a loss recognition event has occurred, we first reduce any DAC related to that block of business through amortization of acquisition expense, and after DAC is depleted, we record additional liabilities through a charge to Policyholder benefits and losses incurred.  Groupings for loss recognition testing are consistent with our manner of acquiring and servicing the business and applied by product groupings.  We perform separate loss recognition tests for traditional life products, payout annuities and long-term care products.  Once loss recognition has been recorded for a block of business, the old assumption set is replaced and the assumption set used for the loss recognition would then be subject to the lock-in principle.

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

To estimate future estimated gross profits for variable annuity products, a long-term annual asset growth assumption is applied to determine the future growth in assets and related asset-based fees.  In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a “reversion to the mean” methodology whereby short-term asset growth above or below long-term annual rate assumptions impact the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance.  When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions in the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.

Item 8 / note 9. DEFERRED POLICY ACQUISITION COSTS

Shadow DAC and Shadow Loss Recognition:  DAC related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity and equity securities available for sale on estimated gross profits, with related changes recognized through Other comprehensive income (shadow DAC). The adjustment is made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields.  Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities maintain a temporary net unrealized gain position at the balance sheet date, loss recognition testing assumptions are updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields.  If a future loss is anticipated under this basis, any additional shortfall indicated by loss recognition tests is recognized as a reduction in accumulated other comprehensive income (shadow loss recognition).  Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for future policy benefits.  The change in these adjustments, net of tax, is included with the change in net unrealized appreciation of investments that is credited or charged directly to Other comprehensive income.

Internal Replacements of Long-duration and Investment-oriented Products:  For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements.   If the modification does not substantially change the contract, we do not change the accounting and amortization of existing DAC and related actuarial balances.  If an internal replacement represents a substantial change, the original contract is considered to be extinguished and any related DAC or other policy balances are charged or credited to income, and any new deferrable costs associated with the replacement contract are deferred.

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

The following table presents a rollforward of DAC and VOBA:

Years Ended December 31,
(in millions)	2014	2013	2012
Non-Life Insurance Companies:
Balance, beginning of year	$2,493	$2,342	$2,306
Acquisition costs deferred	4,805	4,803	4,834
Amortization expense	(4,599)	(4,481)	(4,764)
Other	(148)	(171)	(34)
Balance, end of year	$2,551	$2,493	$2,342
Life Insurance Companies:
Balance, beginning of year	$6,920	$5,815	$6,607
Acquisition costs deferred	1,114	1,034	788
Amortization expense	(727)	(674)	(945)
Change in net unrealized gains (losses) on securities	(360)	784	(621)
Decrease due to foreign exchange	(32)	(39)	(14)
Other	343	-	-
Balance, end of year	$7,258	$6,920	$5,815
Consolidation and eliminations	18	23	25
Total deferred policy acquisition costs*	$9,827	$9,436	$8,182
Supplemental Information:
VOBA amortization expense included in Life Insurance Companies DAC amortization	17	23	58
VOBA, end of year included in Life Insurance Companies DAC balance	510	373	368

*    Net of reductions in DAC of $1.4 billion, $1.1 billion, and $1.8 billion for Life Insurance Companies at December 31, 2014, 2013 and 2012, respectively, related to the effect of net unrealized gains and losses on available for sale securities (shadow DAC).

The percentage of the unamortized balance of VOBA at December 31, 2014 expected to be amortized in 2015 through 2019 by year is: 10.1 percent, 8.9 percent, 7.9 percent, 7.2 percent and 6.7 percent, respectively, with 59.2 percent being amortized

Item 8 / note 9. DEFERRED POLICY ACQUISITION COSTS

after five years. These projections are based on current estimates for investment income and spreads, persistency, mortality and morbidity assumptions.

DAC, VOBA and SIA for insurance‑oriented and investment‑oriented products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual future profitability is substantially lower than estimated, AIG’s DAC, VOBA and SIA may be subject to an impairment charge and AIG’s results of operations could be significantly affected in future periods.

10. VARIABLE INTEREST ENTITIES

A variable interest entity (VIE) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains and losses of the entity. Consolidation of a VIE by its primary beneficiary is not based on majority voting interest, but is based on other criteria discussed below.

We enter into various arrangements with VIEs in the normal course of business and consolidate the VIEs when we determine we are the primary beneficiary. This analysis includes a review of the VIE’s capital structure, related contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued and our involvement with the entity. When assessing the need to consolidate a VIE, we evaluate the design of the VIE as well as the related risks the entity was designed to expose the variable interest holders to.

For VIEs with attributes consistent with that of an investment company or a money market fund, the primary beneficiary is the party or group of related parties that absorbs a majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both.

For all other VIEs, the primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  While also considering these factors, the consolidation conclusion depends on the breadth of our decision-making ability and our ability to influence activities that significantly affect the economic performance of the VIE.

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles	Structured Investment Vehicle	Affordable Housing Partnerships	Other	Total
December 31, 2014
Assets:
Bonds available for sale	$-	$11,152	$-	$-	$35	$11,187
Other bond securities	-	7,251	615	-	40	7,906
Mortgage and other loans receivable	-	2,398	-	-	162	2,560
Other invested assets	577	651	-	1,684	29	2,941
Other(a)	40	1,447	140	49	76	1,752
Total assets(b)	$617	$22,899	$755	$1,733	$342	$26,346
Liabilities:
Long-term debt	$69	$1,370	$52	$199	$7	$1,697
Other(c)	32	276	-	101	37	446
Total liabilities	$101	$1,646	$52	$300	$44	$2,143
December 31, 2013
Assets:
Bonds available for sale	$-	$11,028	$-	$-	$70	$11,098
Other bond securities	-	7,449	748	-	113	8,310
Mortgage and other loans receivable	-	1,508	-	-	189	1,697
Other invested assets	849	763	-	1,986	30	3,628
Other(a)	49	1,014	93	41	82	1,279
Total assets(b)	$898	$21,762	$841	$2,027	$484	$26,012
Liabilities:
Long-term debt	$71	$626	$87	$188	$22	$994
Other(c)	31	225	-	83	216	555
Total liabilities	$102	$851	$87	$271	$238	$1,549
266

Item 8 / note 9. DEFERRED POLICY ACQUISITION COSTS

(a) Comprised primarily of Short-term investments, Premiums and other receivables and Other assets at both December 31, 2014 and 2013.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities and Derivative liabilities, at fair value, at both December 31, 2014 and 2013.

(d) At December 31, 2014 and 2013, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $56.4 million and $50.8 million, respectively.

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet*	Sheet	Total
December 31, 2014
Real estate and investment entities	$19,949	$2,785	$454	$3,239
Affordable housing partnerships	7,911	425	-	425
Other	617	32	-	32
Total	$28,477	$3,242	$454	$3,696
December 31, 2013
Real estate and investment entities	$17,572	$2,343	$289	$2,632
Affordable housing partnerships	8,559	477	-	477
Other	708	37	-	37
Total	$26,839	$2,857	$289	$3,146

*    At December 31, 2014 and 2013, $3.2 billion and $2.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

Real Estate and Investment Entities

Through our insurance operations and AIG Global Real Estate, we are an investor in various real estate investment entities, some of which are VIEs. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. The VIEs’ activities consist of the development or redevelopment of commercial, industrial and residential real estate. Our involvement varies from being a passive equity investor or finance provider to actively managing the activities of the VIEs.

Our insurance operations participate as passive investors in the equity issued by certain third-party-managed hedge and private equity funds that are VIEs. Our insurance operations typically are not involved in the design or establishment of these VIEs, nor do they actively participate in the management of the VIEs.

Item 8 / note 10. VARIABLE INTEREST ENTITIES

Securitization Vehicles

We created certain VIEs that hold investments, primarily in investment-grade debt securities and loans, and issued beneficial interests in these investments.  The majority of these beneficial interests are owned by our insurance operations and we maintain the power to direct the activities of the VIEs that most significantly impact their economic performance and bear the obligation to absorb losses or receive benefits from the entities that could potentially be significant to the entities.  Accordingly, we consolidate these entities and those beneficial interests issued to third-parties are reported as Long-term debt.

We also created VIEs for the purpose of acquiring, owning, leasing, maintaining, operating and selling aircraft. We hold beneficial interests, including all the equity interests, in these entities. Other beneficial interests include passive investments by our insurance operations in the majority of the debt issued by these entities. We maintain the power to direct the activities of the VIEs that most significantly impact the entities’ economic performance and bear the obligation to absorb economic losses or receive economic benefits that could potentially be significant to the VIEs. As a result, we consolidate the assets and liabilities of these entities.

Structured Investment Vehicle

Through DIB, we sponsor Nightingale Finance Ltd., a structured investment vehicle (SIV), which is a VIE.  Nightingale Finance Ltd. invests in variable rate, investment-grade debt securities, the majority of which are ABS. We have no equity interest in the SIV, but we maintain the power to direct the activities of the SIV that most significantly impact the entity’s economic performance and bear the obligation to absorb economic losses that could potentially be significant to the SIV. We are the primary beneficiary and consolidate the SIV.

Affordable Housing Partnerships

SunAmerica Affordable Housing Partners, Inc. (SAAHP) organizes and invests in limited partnerships that develop and operate affordable housing qualifying for federal tax credits, in addition to a few market rate properties across the United States. The operating partnerships are VIEs, whose debt is generally non-recourse in nature, and the general partners of which are mostly unaffiliated third-party developers. We do not consolidate an operating partnership if the general partner is an unaffiliated entity and we do not have the power to direct activities that most significantly impact the entities’ economic performance. Through approximately 900 partnerships, SAAHP has limited partnership investments in developments with approximately 110,000 apartment units nationwide, and as of December 31, 2014, has syndicated approximately $7.7 billion in partnership equity to other investors who will receive, among other benefits, tax credits under certain sections of the Internal Revenue Code. The pre-tax income of SAAHP is reported as a component of the Consumer Insurance segment.

RMBS, CMBS, Other ABS and CDOs

Primarily through our insurance operations, we are a passive investor in RMBS, CMBS, other ABS and CDOs, the majority of which are issued by domestic special purpose entities. We generally do not sponsor or transfer assets to, or act as the servicer to these asset-backed structures, and were not involved in the design of these entities.

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

Item 8 / note 10. VARIABLE INTEREST ENTITIES

11. DERIVATIVES AND HEDGE ACCOUNTING

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations.  Interest rate, currency, equity and commodity swaps, credit contracts (including the super senior credit default swap portfolio), swaptions, options and forward transactions are accounted for as derivatives, recorded on a trade-date basis and carried at fair value. Unrealized gains and losses are reflected in income, when appropriate. In certain instances, a contract’s transaction price is the best indication of initial fair value. Aggregate asset or liability positions are netted on the Consolidated Balance Sheets only to the extent permitted by qualifying master netting arrangements in place with each respective counterparty. Cash collateral posted with counterparties in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative liability, while cash collateral received in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative asset.

Derivatives, with the exception of bifurcated embedded derivatives, are reflected in the Consolidated Balance Sheets in Derivative assets, at fair value and Derivative liabilities, at fair value. A bifurcated embedded derivative is measured at fair value and accounted for in the same manner as a free standing derivative contract. The corresponding host contract is accounted for according to the accounting guidance applicable for that instrument. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. See Notes 5 and 14 herein for additional information on embedded policy derivatives.

Effective April 1, 2014, we reclassified cross-currency swaps from Interest rate contracts to Foreign exchange contracts. This change was applied prospectively.

The following table presents the notional amounts and fair values of our derivative instruments:

	December 31, 2014				December 31, 2013
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value(a)	Amount	Value(a)	Amount	Value(a)	Amount	Value(a)
Derivatives designated as
hedging instruments:
Interest rate contracts	$155	$-	$25	$2	$-	$-	$112	$15
Foreign exchange contracts	611	25	1,794	239	-	-	1,857	190
Equity contracts	7	1	104	13	-	-	-	-
Derivatives not designated
as hedging instruments:
Interest rate contracts	65,070	3,743	45,251	3,183	50,897	3,771	59,585	3,849
Foreign exchange contracts	13,667	815	8,516	1,251	1,774	52	3,789	129
Equity contracts(b)	7,565	206	42,387	1,615	29,296	413	9,840	524
Commodity contracts	15	-	11	6	17	1	13	5
Credit contracts	5	4	5,288	982	70	55	15,459	1,335
Other contracts(c)	36,155	31	538	90	32,440	34	1,408	167
Total derivatives not
designated as hedging
instruments	122,477	4,799	101,991	7,127	114,494	4,326	90,094	6,009
Total derivatives, gross	$123,250	$4,825	$103,914	$7,381	$114,494	$4,326	$92,063	$6,214

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) There were no derivative assets or notionals related to bifurcated embedded derivatives at December 31, 2014.  Notional amount of derivative assets and fair value of derivative assets include $23.2 billion and $107 million at December 31, 2013 related to bifurcated embedded derivatives.  Notional amount of derivative liabilities and fair values of derivative liabilities include $39.3 billion and $1.5 billion, respectively, at December 31, 2014 and $6.7 billion and $424 million, respectively at December 31, 2013 related to bifurcated embedded derivatives. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets.

(c)  Consists primarily of contracts with multiple underlying exposures.

Item 8 / note 11. DERIVATIVES AND HEDGE ACCOUNTING

The following table presents the fair values of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2014				December 31, 2013
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Global Capital Markets derivatives:
AIG Financial Products	$23,153	$2,445	$27,719	$3,019	$41,942	$2,567	$52,679	$3,506
AIG Markets	55,005	1,935	29,251	2,136	12,531	964	23,716	1,506
Total Global Capital Markets derivatives	78,158	4,380	56,970	5,155	54,473	3,531	76,395	5,012
Non-Global Capital Markets derivatives(a)	45,092	445	46,944	2,226	60,021	795	15,668	1,202
Total derivatives, gross	$123,250	4,825	$103,914	7,381	$114,494	4,326	$92,063	6,214
Counterparty netting(b)		(2,102)		(2,102)		(1,734)		(1,734)
Cash collateral(c)		(1,119)		(1,429)		(820)		(1,484)
Total derivatives, net		1,604		3,850		1,772		2,996
Less: Bifurcated embedded derivatives		-		1,577		107		485
Total derivatives on consolidated
balance sheet		$1,604		$2,273		$1,665		$2,511

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

Collateral

We engage in derivative transactions that are not subject to a clearing requirement directly with unaffiliated third parties, in most cases, under International Swaps and Derivatives Association, Inc. (ISDA) agreements. Many of the ISDA agreements also include Credit Support Annex (CSA) provisions, which provide for collateral postings that may vary at various ratings and threshold levels. We attempt to reduce our risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis. We minimize the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and may require additional collateral to be posted upon the occurrence of certain events or circumstances. In addition, certain derivative transactions have provisions that require collateral to be posted upon a downgrade of our long-term debt ratings or give the counterparty the right to terminate the transaction. In the case of some of the derivative transactions, upon a downgrade of our long-term debt ratings, as an alternative to posting collateral and subject to certain conditions, we may assign the transaction to an obligor with higher debt ratings or arrange for a substitute guarantee of our obligations by an obligor with higher debt ratings or take other similar action. The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade.

Collateral posted by us to third parties for derivative transactions was $3.3 billion and $3.2 billion at December 31, 2014 and 2013, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.3 billion and $1.0 billion at December 31, 2014 and 2013, respectively. We generally can repledge or resell collateral posted under derivative transactions that are not subject to clearing.

Offsetting

We have elected to present all derivative receivables and derivative payables, and the related cash collateral received and paid, on a net basis on our Consolidated Balance Sheets when a legally enforceable ISDA Master Agreement exists between us and our derivative counterparty. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, as well as pledged collateral, through

Item 8 / note 11. DERIVATIVES AND HEDGE ACCOUNTING

a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions.

Hedge Accounting

We designated certain derivatives entered into by GCM with third parties as fair value hedges of available-for-sale investment securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. We previously designated certain interest rate swaps entered into by GCM with third parties as cash flow hedges of certain floating rate debt issued by ILFC, specifically to hedge the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate. We de-designated such derivatives as cash flow hedges in December 2012 in connection with ILFC being classified as held-for-sale.

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. We assess the hedge effectiveness and measure the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. For the years ended December 31, 2014, 2013, and 2012 we recognized gain of $156 million, and losses of $38 million and $74 million, respectively, included in Change in foreign currency translation adjustments in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:		Including Gains/(Losses) Attributable to:
	Hedging	Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Year ended December 31, 2014
Interest rate contracts:
Realized capital gains/(losses)	$1	$(2)	$-	$-	$(1)
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	43	-	-	43
Gain/(Loss) on extinguishment of debt	-	164	-	-	164
Foreign exchange contracts:
Realized capital gains/(losses)	(129)	147	-	8	10
Interest credited to policyholder
account balances	-	(3)	-	-	(3)
Other income	-	23	-	-	23
Gain/(Loss) on extinguishment of debt	-	2	-	-	2
Equity contracts:
Realized capital gains/(losses)	(23)	22	-	(1)	-
Year ended December 31, 2013
Interest rate contracts:
Realized capital gains/(losses)	$(5)	$5	$-	$-	$-
Interest credited to policyholder
account balances	-	(2)	-	-	(2)
Other income	-	99	-	-	99
Foreign exchange contracts:
Realized capital gains/(losses)	(187)	204	-	17	-
Policyholder benefits	-	-	-	-	-
Other income	-	-	-	-	-
Year ended December 31, 2012
Interest rate contracts:
Other income	$-	$124	$-	$-	$124
Foreign exchange contracts:
Realized capital gains/(losses)	(2)	2	-	-	-
271

Item 8 / note 11. DERIVATIVES AND HEDGE ACCOUNTING

(a) The amounts presented do not include the periodic net coupon settlements of the derivative contract or the coupon income (expense) related to the hedged item.

(b) Represents accretion/amortization of opening fair value of the hedged item at inception of hedge relationship, amortization of basis adjustment on hedged item following the discontinuation of hedge accounting, and the release of debt basis adjustment following the repurchase of issued debt that was part of previously-discontinued fair value hedge relationship.

The following table presents the effect of our derivative instruments in cash flow hedging relationships in the Consolidated Statements of Income:

Years Ended December 31,
(in millions)	2014	2013	2012
Interest rate contracts(a):
Loss recognized in Other comprehensive income on derivatives	$-	$-	$(2)
Loss reclassified from Accumulated other comprehensive income into earnings(b)	-	-	(35)

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

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of our derivative instruments not designated as hedging instruments in the Consolidated Statements of Income:

	Gains (Losses)
Years Ended December 31,	Recognized in Earnings
(in millions)	2014	2013	2012
By Derivative Type:
Interest rate contracts(a)	$847	$(331)	$(241)
Foreign exchange contracts	309	41	96
Equity contracts(b)	(1,111)	664	(644)
Commodity contracts	(1)	(4)	(1)
Credit contracts	263	567	641
Other contracts	192	85	6
Total	$499	$1,022	$(143)
By Classification:
Net investment income	102	28	5
Net realized capital gains (losses)	(219)	257	(516)
Other income	599	750	368
Policyholder benefits and losses incurred	17	(13)	-
Total	$499	$1,022	$(143)

(a) Includes cross currency swaps.

(b) Includes embedded derivative gains (losses) of $(837) million, $1.2 billion and $(170) million for the years ended December 31, 2014, 2013 and 2012, respectively.

Global Capital Markets Derivatives

Derivative transactions between AIG and its subsidiaries and third parties are generally centralized through GCM, specifically AIG Markets. The derivatives portfolio of AIG Markets consists primarily of interest rate and currency derivatives and also

Item 8 / note 11. DERIVATIVES AND HEDGE ACCOUNTING

includes legacy credit derivatives that have been novated from AIGFP. AIGFP also enters into derivatives to mitigate market risk in its exposures (interest rates, currencies, credit, commodities and equities) arising from its portfolio of remaining transactions.

GCM follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, thereby offsetting a significant portion of the unrealized appreciation and depreciation.

Super Senior Credit Default Swaps

Credit default swap transactions were entered into by AIGFP with the intention of earning revenue on credit exposure. In the majority of these transactions, we sold credit protection on a designated portfolio of loans or debt securities. Generally, such credit protection was provided on a “second loss” basis, meaning we would incur credit losses only after a shortfall of principal and/or interest, or other credit events, in respect of the protected loans and debt securities, exceeded a specified threshold amount or level of “first losses.”

The following table presents the net notional amount (net of all structural subordination below the covered tranches), fair value of derivative liability before the effects of counterparty netting adjustments and offsetting cash collateral and unrealized market valuation gain of the super senior credit default swap portfolio by asset class:

			Fair Value of		Unrealized Market Valuation
	Net Notional Amount at		Derivative Liability at		Gain for the Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in millions)	2014	2013	2014	2013	2014	2013
Arbitrage:
Multi-sector CDOs(a)	$2,619	$3,257	$947	$1,249	$235	$518
Corporate debt/CLOs(b)(c)	2,480	11,832	7	28	21	32
Total	$5,099	$15,089	$954	$1,277	$256	$550

(a) During 2014, we paid $67 million to counterparties with respect to multi-sector CDOs, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss. Collateral postings with regards to multi-sector CDOs were $852 million and $1.1 billion at December 31, 2014 and 2013, respectively.

(b) Corporate debt/Collateralized Loan Obligations (CLOs) include $555 million and $1.0 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at December 31, 2014 and 2013, respectively. Collateral postings with regards to corporate debt/CLOs were $147 million and $353 million at December 31, 2014 and 2013, respectively.

(c)  On July 17, 2014, AIGFP terminated Corporate Debt Super Senior CDSs with a notional amount of $8.8 billion.

The expected weighted average maturity of the super senior credit derivative portfolios as of December 31, 2014 was five years for the multi‑sector CDO arbitrage portfolio and three years for the corporate debt/CLO portfolio.

Because of long-term maturities of the CDSs in the arbitrage portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the super senior credit default swap portfolio.

Written Single Name Credit Default Swaps

We have legacy credit default swap contracts referencing single-name exposures written on corporate, index and asset‑backed credits with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long-short strategy to earn the net spread between CDSs written and purchased. At December 31, 2014 and 2013, the net notional amounts of these written CDS contracts were $190 million and $373 million, respectively, including ABS CDS transactions purchased from a liquidated multi‑sector super senior CDS transaction. These exposures were partially hedged by purchasing offsetting CDS contracts of $5 million and $50 million in net notional amounts at December 31, 2014 and 2013, respectively. The net unhedged positions of $185 million and $323 million at December 31, 2014 and 2013, respectively, represent the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts was two years and three years at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the fair values of derivative liabilities (which represents the carrying amount) of the portfolio of CDS was $25 million and $32 million, respectively.

Item 8 / note 11. DERIVATIVES AND HEDGE ACCOUNTING

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

These CDS contracts were written under ISDA Master Agreements. The majority of these ISDA Master Agreements include credit support annexes (CSAs) that provide for collateral postings that may vary at various ratings and threshold levels. At December 31, 2014 and 2013, net collateral posted by us under these contracts was $30 million and $38 million, respectively, prior to offsets for other transactions.

All Other Derivatives

Our businesses, other than GCM, also use derivatives and other instruments as part of their financial risk management. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium‑ and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and options) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities. The derivatives are effective economic hedges of the exposures that they are meant to offset.

In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which include, among other things, credit default swaps and purchasing investments with embedded derivatives, such as equity‑linked notes and convertible bonds.

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk-related contingent features that were in a net liability position at December 31, 2014 and 2013, was approximately $2.5 billion and $2.6 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2014 and 2013, was $2.7 billion and $3.1 billion, respectively.

We estimate that at December 31, 2014, based on our outstanding financial derivative transactions, a one-notch downgrade of our long-term senior debt ratings to BBB+ by Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody’s Investors’ Service, Inc. (Moody’s) and an additional one-notch downgrade to BBB by S&P would result in approximately $46 million in additional collateral postings and termination payments, and a further one-notch downgrade to Baa3 by Moody’s and BBB- by S&P would result in approximately $153 million in additional collateral postings and termination payments.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of December 31, 2014. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could significantly differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

Hybrid Securities with Embedded Credit Derivatives

We invest in hybrid securities (such as credit‑linked notes) with the intent of generating income, and not specifically to acquire exposure to embedded derivative risk. As is the case with our other investments in RMBS, CMBS, CDOs and ABS, our

Item 8 / note 11. DERIVATIVES AND HEDGE ACCOUNTING

investments in these hybrid securities are exposed to losses only up to the amount of our initial investment in the hybrid security. Other than our initial investment in the hybrid securities, we have no further obligation to make payments on the embedded credit derivatives in the related hybrid securities.

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were $6.1 billion and $6.4 billion at December 31, 2014 and 2013, respectively. These securities have par amounts of $12.3 billion and $13.4 billion at December 31, 2014 and 2013, respectively, and both have remaining stated maturity dates that extend to 2052.

12. GOODWILL

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred.  We assess goodwill for impairment at one level below our reportable segments.  At December 31, 2014, in consideration of the 2014 segment changes, our reporting units with goodwill are Commercial Insurance - Property Casualty, Consumer Insurance - Personal Insurance, and Consumer Insurance - Life. When a business is transferred from one reporting unit to another, as occurred with the transfer of a portion of the Consumer Insurance - Personal Insurance to Consumer Insurance – Life, as part of the 2014 segment changes, goodwill at the original reporting unit is allocated among reporting units based on the fair value of business transferred, relative to business retained by a reporting unit.

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

If the qualitative test is not performed or if the test indicates a potential impairment is present, we estimate the fair value of each reporting unit and compare the estimated fair value with the carrying amount of the reporting unit, including allocated goodwill. The estimate of a reporting unit’s fair value involves management judgment and is based on one or a combination of approaches including discounted expected future cash flows, market‑based earnings multiples of the unit’s peer companies, external appraisals or, in the case of reporting units being considered for sale, third‑party indications of fair value, if available. We consider one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test.

If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill associated with that reporting unit potentially is impaired.  The amount of impairment, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill. The implied fair value of the goodwill is measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit’s assets and liabilities in a hypothetical business combination.  An impairment charge is recognized in earnings to the extent of the excess of carrying value over fair value.

Goodwill was not impaired at December 31, 2014 based on the results of the goodwill impairment test.

The following table presents the changes in goodwill by reportable segment:

(in millions)	Commercial	Consumer	Other	Total
Balance at January 1, 2012:
Goodwill - gross	$2,325	$2,502	$23	$4,850
Accumulated impairments	(1,266)	(2,211)	-	(3,477)
Net goodwill	1,059	291	23	1,373
Increase (decrease) due to:
Acquisition	119	-	-	119
Other	-	-	(23)	(23)
Balance at December 31, 2012:
Goodwill - gross	2,444	2,502	-	4,946
Accumulated impairments	(1,266)	(2,211)	-	(3,477)
Net goodwill	1,178	291	-	1,469
Increase (decrease) due to:
Other	6	-	-	6
Balance at December 31, 2013:
Goodwill - gross	2,450	2,502	-	4,952
Accumulated impairments	(1,266)	(2,211)	-	(3,477)
Net goodwill	1,184	291	-	1,475
Increase (decrease) due to:
Acquisition	-	28	-	28
Other	(49)	-	-	(49)
Balance at December 31, 2014:
Goodwill - gross	2,401	2,530	-	4,931
Accumulated impairments	(1,266)	(2,211)	-	(3,477)
Net goodwill	$1,135	$319	$-	$1,454
275

Item 8 / note 11. DERIVATIVES AND HEDGE ACCOUNTING

13. INSURANCE LIABILITIES

Liability for Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses represents the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and claim adjustments expenses, less applicable discount for future investment income. We continually review and update the methods used to determine loss reserve estimates and to establish the resulting reserves. Any adjustments resulting from this review are reflected currently in pre-tax income. Because these estimates are subject to the outcome of future events, changes in estimates are common given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.4 billion and $12.0 billion at December 31, 2014 and 2013, respectively. These recoverable amounts are related to certain policies with high deductibles (primarily for U.S. commercial casualty business) where we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim.  At December 31, 2014 and 2013, we held collateral totaling $9.4 billion and $9.0 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and trust agreements.

The following table presents the reconciliation of activity in the Liability for unpaid losses and loss adjustment expenses:

Years Ended December 31,
(in millions)	2014	2013	2012
Liability for unpaid losses and loss adjustment expenses, beginning of year	$81,547	$87,991	$91,145
Reinsurance recoverable	(17,231)	(19,209)	(20,320)
Net liability for unpaid losses and loss adjustment expenses, beginning of year	64,316	68,782	70,825
Foreign exchange effect(a)	(1,061)	(617)	(90)
Dispositions	-	(79)	(11)
Changes in net loss reserves due to retroactive asbestos reinsurance transaction	141	22	90
Total	63,396	68,108	70,814
Losses and loss adjustment expenses incurred:
Current year	21,279	22,171	25,385
Prior years, excluding discount(b)	703	557	421
Prior years, discount charge (benefit)	478	(309)	(63)
Total	22,460	22,419	25,743
Losses and loss adjustment expenses paid(c):
Current year	6,358	7,431	8,450
Prior years	17,886	18,780	19,325
Total	24,244	26,211	27,775
Balance, end of year:
Net liability for unpaid losses and loss adjustment expenses	61,612	64,316	68,782
Reinsurance recoverable	15,648	17,231	19,209
Total	$77,260	$81,547	$87,991
276

Item 8 / note 12. GOODWILL

(a)            For the 2012 amounts, $847 million was reclassified from "Foreign exchange effect" to "Losses and loss adjustment expenses paid (current year)". The impact of this reclassification was a decrease of $847 million for foreign exchange and loss expenses paid (current year), with no income statement or balance sheet impact.

(b) In 2014, included $545 million, $381 million, $(195) million, $135 million and $109 million related to primary casualty, environmental and asbestos, natural catastrophes, financial lines and healthcare, respectively.  In 2013, included $(144) million, $269 million, $498 million and $(54) million related to excess casualty, environmental and pollution, primary casualty and healthcare, respectively.  In 2012, includes $157 million, $200 million, $531 million and $68 million related to excess casualty, environmental and pollution, primary casualty and healthcare, respectively.

(c)  Includes amounts related to dispositions through the date of disposition.

The net adverse development includes loss-sensitive business, for which we recognized $105 million, $89 million and $54  million loss-sensitive premium adjustments for the years ended December 31, 2014, 2013 and 2012, respectively.

Discounting of Reserves

At December 31, 2014, the liability for unpaid losses and loss adjustment expenses reflects a net loss reserve discount of $3.1 billion, including tabular and non-tabular calculations based upon the following assumptions:

•    Certain asbestos business that was written by Non-Life Insurance Companies is discounted, when allowed by the regulator and when payments are fixed and determinable, based on the investment yields of the companies and the payout pattern for this business.

•    The tabular workers’ compensation discount is calculated based on a 3.5 percent interest rate and the 1999 U.S. Decennial Life Table.

•    The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations (prescribed or permitted) for each state.  For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns.  In 2012, for Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern.  For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies.

•    Effective for the fourth quarter of 2013, our Pennsylvania regulator approved use of a consistent discount rate (U.S. Treasury rate plus a liquidity premium) to all of our workers’ compensation reserves in our Pennsylvania-domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios.  Prior to this change, workers’ compensation reserves held by a Pennsylvania-domiciled insurer were discounted as follows: i) For loss reserves associated with accident year 2001 and prior accident years, a prescribed discount factor based on a rate of 6 percent and industry payout patterns, were applied, ii)  For loss reserves associated with accident year 2002 and subsequent accident years, a rate of 4.25 percent and our own payout patterns were applied; and iii) For a portion of loss reserves comprising excess workers' compensation reserves that were assumed into a Pennsylvania-domiciled insurer from New York-domiciled insurers during 2011, we applied New York discounting rules, which include a prescribed rate of five percent on case reserves only (no discounting of IBNR reserves).

•    In the fourth quarter of 2014, our Pennsylvania and Delaware regulators approved an updated discount rate that we applied to our workers’ compensation loss reserves for the legal entities domiciled in those states.

The discount consists of the following: $852 million of tabular discount for workers’ compensation in the domestic operations of Non-Life Insurance Companies and $2.2 billion of non-tabular discount for workers’ compensation in the domestic operations of Non-Life Insurance Companies; and $11 million — non‑tabular discount for asbestos for Non-Life Insurance Companies.

Item 8 / note 13. INSURANCE LIABILITIES

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

Future policy benefits also include certain guaranteed benefits of variable annuity products that are not considered embedded derivatives, primarily guaranteed minimum death benefits.  See Note 14 for additional information on guaranteed death benefits.

The liability for long-duration future policy benefits has been established including assumptions for interest rates which vary by year of issuance and product, and range from approximately 1 percent to 12 percent. Mortality and surrender rate assumptions are generally based on actual experience when the liability is established.

For universal life policies with secondary guarantees, we recognize a future policy benefit reserve, in addition to policyholder contract deposits, based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract.  For universal life policies without secondary guarantees, for which profits followed by losses are first expected after contract inception, we establish future policy benefit reserves, in addition to policyholder contract deposits, so that expected future losses are recognized in proportion to the emergence of profits in the earlier (profitable) years.

Policyholder Contract Deposits

The liability for Policyholder contract deposits is primarily recorded at accumulated value (deposits received and net transfers from separate accounts, plus accrued interest credited at rates ranging from 0.3% to 8.4% at December 31, 2014, less withdrawals and assessed fees). Deposits collected on investment-oriented products are not reflected as revenues, because they are recorded directly to Policyholder contract deposits upon receipt.  Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenues.

In addition to liabilities for universal life, fixed annuities, fixed options within variable annuities, annuities without life contingencies, funding agreements and GICs, policyholder contract deposits also include our liability for (a) certain guaranteed benefits and indexed features accounted for as embedded derivatives at fair value, (b) annuities issued in a structured settlement arrangement with no life contingency and (c) certain contracts we have elected to account for at fair value.  See Note 14 herein for additional information on guaranteed benefits accounted for as embedded derivatives.

Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by GICs issued to the trust by one of our Life Insurance Companies through our Institutional Markets operating segment. During the year ended December 31, 2014, a $450 million GIC was issued in conjunction with the funding agreement-backed notes program.

The following table presents Policyholder contract deposits of the domestic Life Insurance Companies by product line:

At December 31,
(in millions)	2014	2013
Policyholder contract deposits:
Fixed Annuities	$53,370	$54,515
Group Retirement	37,693	37,695
Life	13,717	13,644
Retirement Income Solutions	10,040	6,729
Institutional Markets	9,793	9,433
Total Policyholder contract deposits	$124,613	$122,016

Item 8 / note 13. INSURANCE LIABILITIES

Other Policyholder Funds

Other policyholder funds include unearned revenue reserves (URR). URR consists of front-end loads on investment-oriented contracts, representing those policy loads that are non-level and typically higher in initial policy years than in later policy years. URR for investment-oriented contracts are generally deferred and amortized, with interest, in relation to the incidence of estimated gross profits (EGPs) to be realized over the estimated lives of the contracts and are subject to the same adjustments due to changes in the assumptions underlying EGPs as DAC.  Amortization of URR is recorded in Policy Fees.

Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 1.9 percent of the gross insurance in force at December 31, 2014 and 3.7 percent of gross Premiums and other considerations in 2014. The amount of annual dividends to be paid is approved locally by the boards of directors of the insurance companies. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.

Certain products are subject to experience adjustments. These include group life and group medical products, credit life contracts, accident and health insurance contracts/riders attached to life policies and, to a limited extent, reinsurance agreements with other direct insurers. Ultimate premiums from these contracts are estimated and recognized as revenue with the unearned portions of the premiums recorded as liabilities in Other policyholder funds. Experience adjustments vary according to the type of contract and the territory in which the policy is in force and are subject to local regulatory guidance.

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

Policy values for variable products and investment contracts are expressed in terms of investment units. Each unit is linked to an asset portfolio. The value of a unit increases or decreases based on the value of the linked asset portfolio. The current liability at any time is the sum of the current unit value of all investment units in the separate accounts, plus any liabilities for guaranteed minimum death benefits or guaranteed minimum withdrawal benefits included in Future policy benefits or Policyholder contract deposits, respectively.

Amounts assessed against the contract holders for mortality, administrative and other services are included in revenue. Net investment income, net investment gains and losses, changes in fair value of assets, and policyholder account deposits and withdrawals related to separate accounts are excluded from the Consolidated Statements of Income, Comprehensive Income (Loss) and Cash Flows.

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

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

Item 8 / note 13. INSURANCE LIABILITIES

At December 31,
(in millions)	2014	2013
Equity funds	$40,811	$40,497
Bond funds	7,566	7,458
Balanced funds	22,354	16,384
Money market funds	797	867
Total	$71,528	$65,206

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

The liabilities for GMDB and GMIB, which are recorded in Future policyholder benefits, represent the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected assessments, through Policyholder benefits and losses incurred.  The net amount at risk for GMDB represents the amount of benefits in excess of account value if death claims were filed on all contracts on the balance sheet date.

The following table presents details concerning our GMDB exposures, by benefit type:

At December 31,	2014		2013
	Net Deposits		Net Deposits
	Plus a Minimum	Highest Contract	Plus a Minimum	Highest Contract
(dollars in billions)	Return	Value Attained	Return	Value Attained
Account value	$85	$17	$78	$15
Net amount at risk	1	1	1	1
Average attained age of contract holders by product	62	68	66	70
Range of guaranteed minimum return rates	0%-5%		0-5%

The following summarizes GMDB and GMIB liabilities related to variable annuity contracts:

Years Ended December 31,
(in millions)	2014	2013	2012
Balance, beginning of year	$394	$413	$445
Reserve increase	93	32	43
Benefits paid	(67)	(51)	(75)
Balance, end of year	$420	$394	$413

We regularly evaluate estimates used to determine the GMDB liability and adjust the additional liability balance, with a related charge or credit to Policyholder benefits and losses incurred, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions and methodology were used to determine the GMDB liability at December 31, 2014:

•    Data used was up to 1,000 stochastically generated investment performance scenarios.

•    Mean investment performance assumption was 8.5 percent.

•    Volatility assumption was 16 percent.

•    For certain products, mortality was assumed to be 85 percent of the 1983 variable annuity minimum guaranteed death benefit table, adjusted for recent experience. For other products, mortality was assumed to be 92 percent to 139 percent of the 2012 individual annuity mortality table.

•    Lapse rates vary by contract type and duration and ranged zero percent to 37 percent.

Item 8 / note 14. VARIABLE LIFE AND ANNUITY CONTRACTS

•    The discount rate ranged from 3.75 percent to 10 percent and is based on the growth rate assumption for the underlying contracts in effect at the time of policy issuance.

GMWB and GMAV

Certain of our variable annuity contracts contain optional GMWB benefits and, to a lesser extent, GMAV benefits, which are not currently offered. With a GMWB, the contract holder can monetize the excess of the guaranteed amount over the account value of the contract only through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount. If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for lifetime GMWB products, the annuity payments continue as long as the covered person(s) is living. With a GMAV benefit, the contract holder can monetize the excess of the guaranteed amount over the account value of the contract, provided the contract holder persists until the maturity date.

The liabilities for GMWB and GMAV, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Other net realized capital gains (losses). The fair value of these embedded derivatives was a net liability of $957 million at December 31, 2014 and a net asset of $37 million at December 31, 2013. See Note 5 herein for discussion of the fair value measurement of guaranteed benefits that are accounted for as embedded derivatives.  We had account values subject to GMWB and GMAV that totaled $35 billion and $28.6 billion at December 31, 2014 and 2013, respectively. The net amount at risk for GMWB represents the present value of minimum guaranteed withdrawal payments, in accordance with contract terms, in excess of account value, assuming no lapses. The net amount at risk for GMAV represents the present value of minimum guaranteed account value in excess of the current account balance, assuming no lapses. The net amount at risk related to these guarantees was $414 million and $63 million at December 31, 2014 and 2013, respectively. The increase in 2014 was primarily due to a decrease in interest rates.  We use derivative instruments and other financial instruments to mitigate a portion of our exposure that arises from GMWB and GMAV benefits.

See Note 1 for discussion of presentation changes for policy fees that are related primarily to GMWB embedded derivatives.

15. DEBT

Our long-term debt is denominated in various currencies, with both fixed and variable interest rates. Long-term debt is carried at the principal amount borrowed, including unamortized discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable. The interest rates presented in the following table reflect the range of contractual rates in effect at December 31, 2014, including fixed and variable rate issuances.

The following table lists our total debt outstanding at December 31, 2014 and 2013. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2014, including fixed and variable-rates:

			Balance at	Balance at
At December 31, 2014	Range of	Maturity	December 31,	December 31,
(in millions)	Interest Rate(s)	Date(s)	2014	2013
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	2.30% - 8.13%	2015 - 2097	$15,570	$14,062
Subordinated debt	2.38%	2015	250	250
Junior subordinated debt	4.88% - 8.63%	2037 - 2047	2,466	5,533
Loans and mortgages payable	9.00%	2015	-	1
AIGLH notes and bonds payable	6.63% - 7.50%	2025 - 2029	284	299
AIGLH junior subordinated debt	7.57% - 8.50%	2030 - 2046	536	1,054
Total AIG general borrowings			19,106	21,199
AIG/DIB borrowings supported by assets:(a)
MIP notes payable	2.28% - 8.59%	2015 - 2018	2,870	7,963
Series AIGFP matched notes and bonds payable	0.10% - 0.24%	2017 - 2047	34	3,219
GIAs, at fair value	0.04% - 8.50%	2015 - 2047	4,648	5,530
Notes and bonds payable, at fair value	0.15% - 10.4%	2015 - 2049	818	1,217
Total AIG/DIB borrowings supported by assets			8,370	17,929
Total debt issued or guaranteed by AIG			27,476	39,128
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	0.06% - 5.60%	2015 - 2047	58	656
Debt of consolidated investments(b)	0.03% - 9.06%	2015 - 2061	3,683	1,909
Total debt not guaranteed by AIG			3,741	2,565
Total long term debt (c)			$31,217	$41,693
281

Item 8 / note 14. VARIABLE LIFE AND ANNUITY CONTRACTS

(a) AIG Parent guarantees all DIB debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of  AIG Parent.

(b) At December 31, 2014, includes debt of consolidated investments held through AIG Global Real Estate Investment Corp., AIG Credit Corp., AIGLH and AIG Property Casualty Inc. of $2.0 billion, $54 million, $1.5 billion and $122 million, respectively. At December 31, 2013, includes debt of consolidated investments held through AIG Global Real Estate Investment Corp., AIG Credit Corp., AIGLH and AIG Property Casualty Inc. of $1.5 billion, $111 million, $696 million and $58 million, respectively.

(c) At December 31, 2013, excludes $21.4 billion related to ILFC as it is classified as a held-for-sale business.

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $3.7 billion in borrowings of debt of consolidated investments:

December 31, 2014		Year Ending
(in millions)	Total	2015	2016	2017	2018	2019	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$15,570	$847	$1,554	$510	$2,407	$998	$9,254
Subordinated debt	250	250	-	-	-	-	-
Junior subordinated debt	2,466	-	-	-	-	-	2,466
AIGLH notes and bonds payable	284	-	-	-	-	-	284
AIGLH junior subordinated debt	536	-	-	-	-	-	536
Total AIG general borrowings	19,106	1,097	1,554	510	2,407	998	12,540
AIG/DIB borrowings supported by assets:
MIP notes payable	2,870	132	366	2,019	353	-	-
Series AIGFP matched notes and
bonds payable	34	-	-	10	-	-	24
GIAs, at fair value	4,648	619	165	226	631	180	2,827
Notes and bonds payable, at fair value	818	132	168	131	153	-	234
Total AIG/DIB borrowings supported by assets	8,370	883	699	2,386	1,137	180	3,085
Total debt issued or guaranteed by AIG	27,476	1,980	2,253	2,896	3,544	1,178	15,625
Other subsidiaries notes, bonds, loans
and mortgages payable	58	38	1	1	1	1	16
Total	$27,534	$2,018	$2,254	$2,897	$3,545	$1,179	$15,641

Uncollateralized and collateralized notes, bonds, loans and mortgages payable consisted of the following:

	Uncollateralized	Collateralized
At December 31, 2014	Notes/Bonds/Loans	Loans and
(in millions)	Payable	Mortgages Payable	Total
Other subsidiaries notes, bonds, loans and mortgages payable*	14	44	58
Total	$14	$44	$58

*    AIG does not guarantee any of these borrowings.

Junior Subordinated Debt

In August 2012, we entered into new replacement capital covenants (the New RCCs) for the initial benefit of the holders of our 2.375% Subordinated Notes due 2015 (the Subordinated Notes), in connection with our 5.75% Series A-2 Junior Subordinated

Item 8 / note 15. DEBT

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

In 2014, we repurchased approximately $2.4 billion aggregate principal amount of our 8.175% Series A-6 Junior Subordinated Debentures.

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

On July 11, 2013, the AIGLH junior subordinated debentures were distributed to holders of the capital securities, the capital securities were cancelled and the trusts were dissolved. At December 31, 2014, the junior subordinated debentures outstanding consisted of $155 million of 8.5 percent junior subordinated debentures due July 2030, $245 million of 8.125 percent junior subordinated debentures due March 2046 and $136 million of 7.57 percent junior subordinated debentures due December 2045, each guaranteed by AIG Parent.

Credit Facilities

The five-year syndicated credit facility that we entered into on June 19, 2014 (the Five-Year Facility) provides for $4.0 billion of unsecured revolving loans and/or standby letters of credit without any limits on the type of borrowings.   As of December 31, 2014, a total of $4 billion remains available under the Five-Year Facility. We expect we may draw down on the Five-Year Facility from time to time, and may use the proceeds for general corporate purposes. The Five-Year Facility is summarized in the following table.

At December 31, 2014		Available		Effective
(in millions)	Size	Amount	Expiration	Date
Five-Year Syndicated Credit Facility	$4,000	$4,000	June 2019	6/19/2014

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

Item 8 / note 15. DEBT

Legal Contingencies

Overview. In the normal course of business, AIG and our subsidiaries are, like others in the insurance and financial services industries in general, subject to litigation, including claims for punitive damages. In our insurance and mortgage guaranty operations, litigation arising from claims settlement activities is generally considered in the establishment of our liability for unpaid losses and loss adjustment expenses. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation. AIG is also subject to derivative, class action and other claims asserted by its shareholders and others alleging, among other things, breach of fiduciary duties by its directors and officers and violations of insurance laws and regulations, as well as federal and state securities laws. In the case of any derivative action brought on behalf of AIG, any recovery would accrue to the benefit of AIG.

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

On April 26, 2013, the Court dismissed all claims against the outside auditors in their entirety, and it also reduced the scope of the Securities Act claims against AIG and defendants other than the outside auditors.

On July 15, 2014, lead plaintiffs and all defendants except AIG’s outside auditors accepted a mediator’s proposal to settle the Consolidated 2008 Securities Litigation for a cash payment by AIG of $960 million (the AIG Settlement).  On August 1, 2014, lead plaintiff and AIG’s outside auditors accepted a mediator’s proposal to resolve the Consolidated 2008 Securities Litigation for a cash payment by the outside auditors (the Auditor Settlement and, collectively with the AIG Settlement, the Settlement). On October 7, 2014, the Court granted lead plaintiff’s Motion for Preliminary Approval of Settlement and Approval of Notice to the Class and scheduled a final settlement approval hearing for March 20, 2015. The deadline for parties to exclude themselves from the Settlement passed on January 5, 2015. The Settlement remains subject to final approval by the Court. On October 22, 2014, AIG made a cash payment of $960 million, which is being held in escrow pending final approval of the AIG Settlement and which will be returned if the AIG Settlement is not approved.  The AIG Settlement amount has been accrued.

Item 8 / note 16. CONTINGENCIES, COMMITMENTS AND GUARANTEES

Individual Securities Litigations. Between November 18, 2011 and September 16, 2013, nine separate, though similar, securities actions were filed asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP (one such action also names as defendants AIG’s outside auditor and the underwriters of various securities offerings). Two  such actions have been voluntarily dismissed; the remainder are now pending in the Southern District of New York. On January 20, 2015, AIG and other defendants filed motions to dismiss some or all of the claims asserted in all such actions pending as of that date.  On February 2, 2015, and February 9, 2015, two additional securities actions were filed in the Southern District of New York asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG (one of the two actions also names as defendants certain directors and officers of AIG and AIGFP, and AIG’s outside auditor and certain of AIG’s underwriters during the relevant period).

We have accrued our current estimate of probable loss with respect to the pending litigations and other potential related litigations.

ERISA Actions – Southern District of New York. Between June 25, 2008 and November 25, 2008, AIG, certain directors and officers of AIG, and members of AIG’s Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. The Court subsequently consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II. On December 19, 2014, lead plaintiffs’ counsel filed under seal a third consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of certain benefit plans of AIG and its subsidiaries that offered shares of AIG Common Stock. In the third consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants’ purported failure to monitor and/or disclose certain matters, including the Subprime Exposure Issues.

On January 6, 2015, the parties informed the Court that they had accepted a mediator’s proposal to settle the action for $40 million. On January 7, 2015, the Court removed all previously scheduled deadlines from the Court’s calendar, subject to the parties’ submission of settlement papers to the Court seeking an order preliminarily approving the proposed settlement and providing for notice to the class and a final settlement hearing. The entirety of the $40 million settlement is expected to be paid by AIG’s fiduciary liability insurance carriers.

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

In plaintiff’s proposed statement of claim, plaintiff alleged general and special damages of $500 million and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of February 20, 2015, the Court has not determined whether it has jurisdiction or granted plaintiff’s application to file a statement of claim, no merits discovery has occurred and the action has been stayed. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Item 8 / note 16. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

On March 11, 2013, the Court of Federal Claims in the SICO Treasury Action granted SICO’s motion for class certification of two classes with respect to SICO’s non‑derivative claims: (1) persons and entities who held shares of AIG Common Stock on or before September 16, 2008 and who owned those shares on September 22, 2008; and (2) persons and entities who owned shares of AIG Common Stock on June 30, 2009 and were eligible to vote those shares at AIG’s June 30, 2009 annual meeting of shareholders. SICO has provided notice of class certification to potential members of the classes, who, pursuant to a court order issued on April 25, 2013, had to return opt‑in consent forms by September 16, 2013 to participate in either class. 286,908 holders of AIG Common Stock during the two class periods have opted into the classes.

Trial in the SICO Treasury Action began in the Court of Federal Claims on September 29, 2014, and witness testimony concluded on November 24, 2014. SICO argued during trial that the two classes are entitled to a total of approximately $40 billion in damages, plus interest. The parties are in the process of post-trial briefing.

While AIG is no longer a party to the SICO Treasury Action, the United States has alleged, as an affirmative defense in its answer, that AIG is obligated to indemnify the FRBNY and its representatives, including the Federal Reserve Board of Governors and the United States (as the FRBNY’s principal), for any recovery in the SICO Treasury Action, and seeks a contingent offset or recoupment for the value of net operating loss benefits the United States alleges that we received as a result of the government’s assistance. On November 8, 2013, the Court denied a motion by SICO to strike the United States’ affirmative defenses of indemnification and contingent offset or recoupment.

AIG believes that any such indemnification obligation would arise only if: (a) SICO prevails on its claims at trial and receives an award of damages and prevails through any appellate process; (b) the United States commences an action against AIG seeking indemnification; and (c) the United States is successful in such an action through any appellate process. If SICO prevails on its claims and the United States seeks indemnification from AIG, AIG intends to assert defenses thereto. A final determination that the United States is liable for damages, together with a final determination that AIG is obligated to indemnify the United States for any such damages, could have a material adverse effect on our business, consolidated financial condition and results of operations.

Item 8 / note 16. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

Regulatory and Related Matters

In April 2007, the National Association of Insurance Commissioners (NAIC) formed a Settlement Review Working Group, directed by the State of Indiana, to review the Workers’ Compensation Residual Market Assessment portion of the settlement between AIG, the Office of the New York Attorney General, and the New York State Department of Insurance.  In late 2007, the Settlement Review Working Group, under the direction of Indiana, Minnesota and Rhode Island, recommended that a multi-state targeted market conduct examination focusing on workers’ compensation insurance be commenced under the

Item 8 / note 16. CONTINGENCIES, COMMITMENTS AND GUARANTEES

direction of the NAIC’s Market Analysis Working Group.  AIG was informed of the multi-state targeted market conduct examination in January 2008.  The lead states in the multi-state examination were Delaware, Florida, Indiana, Massachusetts, Minnesota, New York, Pennsylvania and Rhode Island.  All other states (and the District of Columbia) agreed to participate in the multi-state examination. The examination focused on legacy issues related to certain AIG entities’ writing and reporting of workers compensation insurance between 1985 and 1996.

On December 17, 2010, AIG and the lead states reached an agreement to settle all regulatory liabilities arising out of the subjects of the multistate examination.  This regulatory settlement agreement, which was agreed to by all 50 states and the District of Columbia, included, among other terms, (i) AIG’s payment of $100 million in regulatory fines and penalties; (ii) AIG’s payment of $46.5 million in outstanding premium taxes and assessments; (iii) AIG’s agreement to enter into a compliance plan describing agreed-upon specific steps and standards for evaluating AIG’s ongoing compliance with state regulations governing the setting of  workers’ compensation insurance premium rates and the reporting of workers compensation  premiums; and (iv) AIG’s agreement to pay up to $150 million in contingent fines in the event that AIG fails to comply substantially with the compliance plan requirements. In furtherance of the compliance plan, the agreement provided for a monitoring period from May 29, 2012 to May 29, 2014 leading up to a compliance plan examination.  After the close of the monitoring period, as part of preparation for the actual conduct of the compliance plan examination, on or about October 1, 2014, AIG and the lead states agreed upon corrective action plans to address particular issues identified during the monitoring period.  The compliance plan examination is ongoing. There can be no assurance that the result of the compliance plan examination will not result in a fine, have a material adverse effect on AIG’s ongoing operations or lead to civil litigation.

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

UGC has received a proposed consent order from the Minnesota Commissioner of Commerce (the MN Commissioner) which alleges that UGC violated the Real Estate Settlement Procedures Act and other state laws in connection with its practices with captive reinsurance companies owned by lenders. UGC is engaged in discussions with the MN Commissioner with respect to the terms of the proposed consent order. UGC cannot predict if or when a consent order may be entered into or, if entered into, what the terms of the final consent order will be. UGC has been subject to civil litigation relating to its placement of reinsurance with captives owned by lenders, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

AIG is responding to subpoenas from the New York Department of Financial Services (NYDFS) and the Manhattan District Attorney’s Office (NYDA) relating to AIG’s formerly wholly owned subsidiaries, ALICO and Delaware American Life Insurance

Item 8 / note 16. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

On May 12, 2010, a complaint was filed under seal in the Southern District of New York by an individual (Relator) seeking to assert claims on behalf of the United States against AIG under the False Claims Act. The Relator filed also under seal a first amended complaint on July 28, 2011. The complaint and the first amended complaint were initially filed and maintained under seal while the United States considered whether to intervene in the action, and on or about October 29, 2013, after the United States declined to intervene, the District Court ordered the complaint be unsealed 30 days after the entry of the order. The case, however, was not unsealed until May 9, 2014. The Relator thereafter served his second amended complaint on AIG on May 23, 2014. The second amended complaint alleges that AIG made false statements relevant to the valuation of two of its former subsidiaries, ALICO and American International Assurance Limited (AIA), in connection with agreements under which interests in those subsidiaries were transferred to the FRBNY in exchange for a $25 billion decrease in the amount owed to the FRBNY under the FRBNY Credit Facility. Specifically, it alleges that AIG falsely told the federal government that ALICO and AIA had the licenses they needed to conduct their business and were in compliance with applicable laws and regulations.  AIG moved to dismiss the Relator’s second amended complaint on December 22, 2014.

As previously disclosed in prior quarters, a state regulatory agency has requested additional information relating to the unwinding of a position on which we realized gains of $196 million for the year ended December 31, 2014.

Legal Reserves

We recorded increases in our legal reserve liability of $507 million and $391 million in the years ended December 31, 2014 and 2013, respectively.

Other Contingencies

Liability for unpaid losses and loss adjustment expenses

Although we regularly review the adequacy of the established Liability for unpaid losses and loss adjustment expenses, there can be no assurance that our loss reserves will not develop adversely and have a material adverse effect on our results of operations. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process, particularly for long‑tail casualty lines of business, which include, but are not limited to, general liability, commercial automobile liability, environmental, workers’ compensation, excess casualty and crisis management coverages, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, directors and officers and products liability. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Reserves with respect to a number of years may be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in global

Item 8 / note 16. CONTINGENCIES, COMMITMENTS AND GUARANTEES

economic conditions, changes in the legal, regulatory, judicial and social environment, changes in medical cost trends (for example, inflation, intensity and utilization of medical services), underlying policy pricing, terms and conditions, and claims handling practices.

Commitments

We occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

The following table presents the future minimum lease payments under operating leases at December 31, 2014:

(in millions)
2015	$349
2016	265
2017	191
2018	136
2019	98
Remaining years after 2019	265
Total	$1,304

Rent expense was $471 million, $414 million and $445 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts include $7 million for the year ended December 31, 2014 related to ILFC prior to the sale in 2014, and $15 million and $16 million attributable to businesses held for sale for the years ended December 31, 2013 and 2012, respectively.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.5 billion at December 31, 2014.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and those arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value) that are not otherwise satisfied by other arrangements. The total amount outstanding under these facilities at December 31, 2014 was $214 million. In those transactions, AIGFP has agreed to pay the equity termination value if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

Item 8 / note 16. CONTINGENCIES, COMMITMENTS AND GUARANTEES

Asset Dispositions

General

We are subject to financial guarantees and indemnity arrangements in connection with the sales of businesses that occurred pursuant to our asset disposition plan. The various arrangements may be triggered by, among other things, declines in asset values, the occurrence of specified business contingencies, the realization of contingent liabilities, developments in litigation or breaches of representations, warranties or covenants made by us. These arrangements are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or are not applicable.

We are unable to develop a reasonable estimate of the maximum potential liability under certain of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments related to the sales subject to these arrangements, and no material liabilities related to these arrangements have been recorded in the Consolidated Balance Sheets. See Note 4 herein for additional information on sales of businesses and asset dispositions.

Other

•    See Note 10 for commitments and guarantees associated with VIEs.

•    See Note 11 for disclosures about derivatives.

•    See Note 26 for additional disclosures about guarantees of outstanding debt.

17. Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Year Ended December 31, 2012
Shares, beginning of year	1,906,568,099	(9,746,617)	1,896,821,482
Issuances	43,581	685,727	729,308
Shares purchased	-	(421,228,855)	(421,228,855)
Shares, end of year	1,906,611,680	(430,289,745)	1,476,321,935
Year Ended December 31, 2013
Shares, beginning of year	1,906,611,680	(430,289,745)	1,476,321,935
Shares issued	34,009	24,778	58,787
Shares repurchased	-	(12,317,399)	(12,317,399)
Shares, end of year	1,906,645,689	(442,582,366)	1,464,063,323
Year Ended December 31, 2014
Shares, beginning of year	1,906,645,689	(442,582,366)	1,464,063,323
Shares issued	25,803	15,748	41,551
Shares repurchased	-	(88,177,903)	(88,177,903)
Shares, end of year	1,906,671,492	(530,744,521)	1,375,926,971
291

Item 8 / note 16. CONTINGENCIES, COMMITMENTS AND GUARANTEES

Dividends

Payment of future dividends to our shareholders and repurchases of AIG Common Stock depends in part on the regulatory framework that we are currently subject to and that will ultimately be applicable to us, including as a nonbank systemically important financial institution under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd Frank) and a global systemically important insurer. In addition, dividends are payable on AIG Common Stock only when, as and if declared by our Board of Directors in its discretion, from funds legally available therefor. In considering whether to pay a dividend or purchase shares of AIG Common Stock, our Board of Directors considers such matters as the performance of our businesses, our consolidated financial condition, results of operations and liquidity, available capital, the existence of investment opportunities, contractual, legal and regulatory restrictions on the payment of dividends by our subsidiaries, rating agency considerations, including the potential effect on our debt ratings, and such other factors as our Board of Directors may deem relevant.

On March 25, 2014, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on March 11, 2014. On June 24, 2014, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on June 10, 2014. On September 25, 2014, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on September 11, 2014.  On December 18, 2014, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on December 4, 2014.

Repurchase of AIG Common Stock in 2014 and 2013

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

On February 13, 2014, June 5, 2014 and October 31, 2014, our Board of Directors authorized increases to the August 1, 2013 repurchase authorization of AIG Common Stock of an aggregate of $4.5 billion. For the year ended December 31, 2014, we repurchased approximately 88 million shares of AIG Common Stock for an aggregate purchase price of approximately $4.9 billion.

In the second, third and fourth quarters of 2014, we executed five accelerated stock repurchase (ASR) agreements with third-party financial institutions. The total number of shares of AIG Common Stock repurchased in the twelve-month period ended December 31, 2014, and the aggregate purchase price of those shares, each as set forth above, reflect our payment of approximately $3.1 billion in the aggregate under the ASR agreements and the receipt of approximately 53 million shares of AIG Common Stock in the aggregate, including the initial receipt of 70 percent of the total notional share equivalent, or approximately 9.2 million shares of AIG Common Stock, under an ASR agreement executed in December 2014. That ASR agreement settled in January 2015, at which time we received approximately 3.5 million additional shares of AIG Common Stock based on a formula specified by the terms of the ASR agreement.

The timing of any future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

AIG Common Stock Offerings by the Department of the Treasury and AIG Purchases of AIG Common Stock in 2012

Through registered public offerings, the Department of the Treasury disposed of all of its ownership of AIG Common Stock as of December 31, 2012, from ownership of approximately 92 percent (1.7 billion shares) prior to the completion of the first registered public offering initiated by the Department of the Treasury as selling shareholder in May 2011. During 2012, the Department of the Treasury, as selling shareholder, completed registered public offerings of AIG Common Stock on March 13 (the March Offering), May 10 (the May Offering), August 8 (the August Offering), September 14 (the September Offering) and December 14 (the December Offering). We participated as a purchaser in the first four 2012 offerings. Each of these purchases was authorized by our Board of Directors.

Item 8 / note 17. EQUITY

The following table presents certain information relating to these offerings:

		U.S. Treasury		AIG
(dollars in millions, except share-price data)	Price	Shares Sold	Amount	Shares Purchased	Amount
2012 Offerings:
March Offering	$29.00	206,896,552	$6,000	103,448,276	$3,000
May Offering	30.50	188,524,589	5,750	65,573,770	2,000
August Offering	30.50	188,524,590	5,750	98,360,656	3,000
September Offering	32.50	636,923,075	20,700	153,846,153	5,000
December Offering	32.50	234,169,156	7,610	-	-
		1,455,037,962	$45,810	421,228,855	$13,000

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation
	(Depreciation) of Fixed			Net Derivative
	Maturity Securities	Unrealized		Gains (Losses)
	on Which Other-Than-	Appreciation	Foreign	Arising from	Retirement
	Temporary Credit	(Depreciation)	Currency	Cash Flow	Plan
	Impairments	of All Other	Translation	Hedging	Liabilities
(in millions)	Were Recognized	Investments	Adjustments	Activities	Adjustment	Total
Balance, January 1, 2012	$(711)	$8,575	$(409)	$(17)	$(957)	$6,481
Change in unrealized
appreciation
of investments	2,306	8,404	-	-	-	10,710
Change in deferred policy
acquisition costs
adjustment and other	(49)	(840)	-	-	-	(889)
Change in future policy
benefits*	(85)	(432)	-	-	-	(517)
Change in foreign currency
translation adjustments	-	-	(33)	-	-	(33)
Change in net derivative
gains arising from
cash flow hedging
activities	-	-	-	33	-	33
Change in net actuarial loss	-	-	-	-	(273)	(273)
Change in prior service credit	-	-	-	-	(46)	(46)
Change in deferred tax
asset (liability)	(886)	(2,252)	33	(16)	232	(2,889)
Total other comprehensive
income (loss)	1,286	4,880	-	17	(87)	6,096
Noncontrolling interests	-	9	(6)	-	-	3
Balance, December 31, 2012	$575	$13,446	$(403)	$-	$(1,044)	$12,574
Change in unrealized
appreciation (depreciation)
of investments	464	(14,069)	-	-	-	(13,605)
Change in deferred policy
acquisition costs
adjustment and other	(127)	1,000	-	-	-	873
Change in future policy
benefits	79	2,658	-	-	-	2,737
Change in foreign currency
translation adjustments	-	-	(454)	-	-	(454)
Change in net actuarial loss	-	-	-	-	1,012	1,012
Change in prior service credit	-	-	-	-	(51)	(51)
Change in deferred tax
asset (liability)	(55)	3,738	(102)	-	(330)	3,251
Total other comprehensive
income (loss)	361	(6,673)	(556)	-	631	(6,237)
Noncontrolling interests	-	(16)	(7)	-	-	(23)
Balance, December 31, 2013	$936	$6,789	$(952)	$-	$(413)	$6,360
Change in unrealized
appreciation
of investments	156	7,564	-	-	-	7,720
Change in deferred policy
acquisition costs
adjustment and other	68	(495)	-	-	-	(427)
Change in future policy
benefits	(133)	(1,113)	-	-	-	(1,246)
Change in foreign currency
translation adjustments	-	-	(833)	-	-	(833)
Change in net actuarial loss	-	-	-	-	(815)	(815)
Change in prior service credit	-	-	-	-	(49)	(49)
Change in deferred tax
asset (liability)	16	(418)	1	-	308	(93)
Total other comprehensive
income (loss)	107	5,538	(832)	-	(556)	4,257
Noncontrolling interests	-	-	-	-	-	-
Balance, December 31, 2014	$1,043	$12,327	$(1,784)	$-	$(969)	$10,617
293

Item 8 / note 17. EQUITY

*    The adjustment to policyholder benefit reserves assumes that the unrealized appreciation on available for sale securities is actually realized and that the proceeds are reinvested at lower yields.

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2014, 2013 and 2012:

	Unrealized Appreciation
	(Depreciation) of Fixed			Net Derivative
	Maturity Securities	Unrealized		Gains (Losses)
	on Which Other-Than-	Appreciation	Foreign	Arising from	Retirement
	Temporary Credit	(Depreciation)	Currency	Cash Flow	Plan
	Impairments Were	of All Other	Translation	Hedging	Liabilities
(in millions)	Recognized	Investments	Adjustments	Activities	Adjustment	Total
December 31, 2012
Unrealized change arising during period	$2,236	$8,896	$(33)	$(2)	$(406)	$10,691
Less: Reclassification adjustments
included in net income	64	1,764	-	(35)	(87)	1,706
Total other comprehensive income (loss),
before income tax expense (benefit)	2,172	7,132	(33)	33	(319)	8,985
Less: Income tax expense (benefit)	886	2,252	(33)	16	(232)	2,889
Total other comprehensive income (loss),
net of income tax expense (benefit)	$1,286	$4,880	$-	$17	$(87)	$6,096

December 31, 2013
Unrealized change arising during period	$507	$(9,556)	$(454)	$-	$851	$(8,652)
Less: Reclassification adjustments
included in net income	91	855	-	-	(110)	836
Total other comprehensive income (loss),
before income tax expense (benefit)	416	(10,411)	(454)	-	961	(9,488)
Less: Income tax expense (benefit)	55	(3,738)	102	-	330	(3,251)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$361	$(6,673)	$(556)	$-	$631	$(6,237)

December 31, 2014
Unrealized change arising during period	$119	$6,488	$(833)	$-	$(866)	$4,908
Less: Reclassification adjustments
included in net income	28	532	-	-	(2)	558
Total other comprehensive income (loss),
before income tax expense (benefit)	91	5,956	(833)	-	(864)	4,350
Less: Income tax expense (benefit)	(16)	418	(1)	-	(308)	93
Total other comprehensive income (loss),
net of income tax expense (benefit)	$107	$5,538	$(832)	$-	$(556)	$4,257
294

Item 8 / note 17. EQUITY

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Consolidated Statements of Income:

	Amount Reclassified
	from Accumulated Other
	Comprehensive Income
Years Ended December 31,			Affected Line Item in the
(in millions)	2014	2013	Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were recognized

Investments	$28	$91	Other realized capital gains
Total	28	91
Unrealized appreciation (depreciation) of all other investments
Investments	669	2,452	Other realized capital gains
Deferred acquisition costs adjustment	(20)	(28)	Amortization of deferred acquisition costs
Future policy benefits	(117)	(1,569)	Policyholder benefits and losses incurred
Total	532	855
Change in retirement plan liabilities adjustment
Prior-service costs	47	47	*
Actuarial gains/(losses)	(49)	(157)	*
Total	(2)	(110)
Total reclassifications for the period	$558	$836

*    These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 22 to the Consolidated Financial Statements.

18. NONCONTROLLING INTERESTS

The following table presents a rollforward of noncontrolling interests:

	Redeemable			Non-redeemable
	Noncontrolling interests			Noncontrolling interests
	Held by
	Department			Held by
(in millions)	of Treasury	Other	Total	FRBNY	Other	Total
Year Ended December 31, 2014
Balance, beginning of year	$-	$30	$30	$-	$611	$611
Contributions from noncontrolling interests	-	1	1	-	17	17
Distributions to noncontrolling interests	-	-	-	-	(147)	(147)
Deconsolidation	-	(31)	(31)	-	(99)	(99)
Comprehensive loss:
Net loss	-	-	-	-	(5)	(5)
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-
Total other comprehensive
income (loss), net of tax	-	-	-	-	-	-
Total comprehensive income (loss)	-	-	-	-	(5)	(5)
Other	-	-	-	-	(3)	(3)
Balance, end of year	$-	$-	$-	$-	$374	$374
Year Ended December 31, 2013
Balance, beginning of year	$-	$334	$334	$-	$667	$667
Contributions from noncontrolling interests	-	48	48	-	33	33
Distributions to noncontrolling interests	-	(167)	(167)	-	(81)	(81)
Consolidation (deconsolidation)	-	(169)	(169)	-	-	-
Comprehensive loss:
Net income	-	2	2	-	5	5
Other comprehensive loss, net of tax:
Unrealized losses on investments	-	(16)	(16)	-	-	-
Foreign currency translation adjustments	-	(2)	(2)	-	(5)	(5)
Total other comprehensive
loss, net of tax	-	(18)	(18)	-	(5)	(5)
Total comprehensive loss	-	(16)	(16)	-	-	-
Other	-	-	-	-	(8)	(8)
Balance, end of year	$-	$30	$30	$-	$611	$611
Year Ended December 31, 2012
Balance, beginning of year	$8,427	$96	$8,523	$-	$855	$855
Repayment to Department of the Treasury	(8,635)	-	(8,635)	-	-	-
Contributions from noncontrolling interests	-	36	36	-	(87)	(87)
Distributions to noncontrolling interests	-	68	68	-	(27)	(27)
Comprehensive income:
Net income	208	14	222	-	40	40
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	-	4	4	-	5	5
Foreign currency translation adjustments	-	-	-	-	(6)	(6)
Total other comprehensive
income (loss), net of tax	-	4	4	-	(1)	(1)
Total comprehensive income	208	18	226	-	39	39
Other	-	116	116	-	(113)	(113)
Balance, end of year	$-	$334	$334	$-	$667	$667
295

Item 8 / note 17. EQUITY

Redeemable noncontrolling interest

Nonvoting, callable, junior preferred interests held by the Department of Treasury represented preferred interests in the AIA SPV and ALICO SPV. In connection with the execution of our orderly asset disposition plan, as well as the repayment of the FRBNY Credit Facility, we transferred two of our wholly-owned businesses, AIA and ALICO, to two newly created SPVs in exchange for all the common and preferred interests (the SPV Preferred Interests) of those SPVs. On December 1, 2009, AIG transferred the SPV Preferred Interests to the FRBNY in consideration for a $25 billion reduction of the outstanding loan balance and of the maximum amount of credit available under the FRBNY Credit Facility and amended the terms of the FRBNY Credit Facility. As part of the closing of the Recapitalization, the remaining SPV Preferred Interests, with an aggregate liquidation preference of approximately $20.3 billion at January 14, 2011, were purchased from the FRBNY by AIG and transferred to the Department of the Treasury as part of the consideration for the exchange of our Series F Preferred Stock.

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

296

Item 8 / note 18. NONCONTROLLING INTERESTS

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

The SPV Preferred Interests were measured at fair value on their issuance date. The SPV Preferred Interests initially had a liquidation preference of $25 billion and had a preferred return of five percent per year compounded quarterly through September 22, 2013 and nine percent thereafter. The preferred return is reflected in Net income from continuing operations attributable to noncontrolling interests - Nonvoting, callable, junior and senior preferred interests in the Consolidated Statements of Income. The difference between the SPV Preferred Interests’ fair value and the initial liquidation preference was amortized and included in Net income from continuing operations attributable to noncontrolling interests - Nonvoting, callable, junior and senior preferred interests.

During the first quarter of 2012, the liquidation preference of the AIA SPV Preferred Interests was paid down in full.

Non-redeemable noncontrolling interests

Non-redeemable noncontrolling interests include the equity interests of third‑party shareholders in our consolidated subsidiaries and includes the preferred shareholders’ equity in outstanding preferred stock of ILFC, a wholly-owned subsidiary that was held for sale at December 31, 2013 and 2012. The preferred stock in ILFC consisted of 1,000 shares of market auction preferred stock (MAPS) in two series (Series A and B) of 500 shares each. Each of the MAPS shares had a liquidation value of $100,000 per share and was not convertible. Dividends on the MAPS were accounted for as a reduction of the noncontrolling interest. The dividend rate, other than the initial rate, for each dividend period for each series was reset approximately every seven weeks (49 days) on the basis of orders placed in an auction, provided such auctions were able to occur.  The MAPS were transferred as part of the sale of ILFC.

On May 14, 2014, we completed the sale of International Lease Finance Corporation (ILFC) to AerCap Ireland Limited, a wholly owned subsidiary of AerCap Holdings N.V. (AerCap).  See Note 4 – Held-For-Sale Classification and Discontinued Operations for further discussion.

For the years ended December 31, 2014 and 2013, the Noncontrolling interests balance declined by $237 million and $56 million, respectively, primarily caused by distributions to noncontrolling interest.

19. EARNINGS PER SHARE (EPS)

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

The following table presents the computation of basic and diluted EPS:

Years Ended December 31,
(dollars in millions, except per share data)	2014	2013	2012
Numerator for EPS:
Income from continuing operations	$7,574	$9,008	$3,699
Less: Net income (loss) from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	208
Other	(5)	7	54
Total net income (loss) from continuing operations attributable to noncontrolling interests	(5)	7	262
Income attributable to AIG common shareholders from continuing operations	7,579	9,001	3,437
Income (loss) from discontinued operations	(50)	84	1
Income (loss) attributable to AIG common shareholders from discontinued operations	(50)	84	1
Net income attributable to AIG common shareholders	$7,529	$9,085	$3,438
Denominator for EPS:
Weighted average shares outstanding — basic	1,427,959,799	1,474,171,690	1,687,197,038
Dilutive shares	19,593,853	7,035,107	29,603
Weighted average shares outstanding — diluted*	1,447,553,652	1,481,206,797	1,687,226,641
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$5.31	$6.11	$2.04
Income from discontinued operations	$(0.04)	$0.05	$-
Net Income attributable to AIG	$5.27	$6.16	$2.04
Diluted:
Income from continuing operations	$5.24	$6.08	$2.04
Income from discontinued operations	$(0.04)	$0.05	$-
Net Income attributable to AIG	$5.20	$6.13	$2.04
297

Item 8 / note 18. NONCONTROLLING INTERESTS

*    Dilutive shares primarily result from share-based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of the recapitalization in January 2011.  The number of shares excluded from diluted shares outstanding were 0.3 million, 38 million and 78 million for the years ended December 31, 2014, 2013 and 2012, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

20. STATUTORY FINANCIAL DATA AND RESTRICTIONS

The following table presents statutory net income (loss) and capital and surplus for our Non-Life Insurance Companies and our Life Insurance Companies in accordance with statutory accounting practices:

(in millions)	2014	2013	2012
Years Ended December 31,
Statutory net income (loss)(a)(b)(c):
Non-Life Insurance Companies:
Domestic	$3,377	$11,440	$3,701
Foreign	1,200	842	1,100
Total Non-Life Insurance Companies	4,577	12,282	4,801
Life Insurance Companies:
Domestic	2,690	5,047	3,827
Foreign	(9)	(9)	(9)
Total Life Insurance Companies	2,681	5,038	3,818
At December 31,
Statutory capital and surplus(a)(c):
Non-Life Insurance Companies:
Domestic	$28,198	$27,685
Foreign	12,540	12,022
Total Non-Life Insurance Companies	40,738	39,707
Life Insurance Companies:
Domestic	8,642	15,038
Foreign	437	129
Total Life Insurance Companies	9,079	15,167
Aggregate minimum required statutory capital and surplus:
Non-Life Insurance Companies:
Domestic	$7,101	$7,019
Foreign	9,147	9,078
Total Non-Life Insurance Companies	16,248	16,097
Life Insurance Companies:
Domestic	3,821	4,287
Foreign	46	45
Total Life Insurance Companies	3,867	4,332
298

Item 8 / note 19. EARNINGS PER SHARE

(a) Excludes discontinued operations and other divested businesses. Statutory capital and surplus and net income (loss) with respect to foreign operations are as of November 30.

(b) Non-Life Insurance Companies did not recognize material statutory gains related to legal entity simplification (restructuring) in 2014. Non-Life Insurance Companies include approximately $8.0 billion of recognized statutory gains related to legal entity simplification (restructuring) in 2013. These recognized gains were largely offset by reductions in unrealized gains; therefore, there was no material impact to total surplus.

(c) In aggregate, the 2013 Non-Life Insurance Companies and Life Insurance Companies statutory net income (loss) and statutory capital and surplus amounts increased by $1.1 billion and $557 million, respectively, compared to the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, due to finalization of statutory filings.

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

For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S., and can vary significantly by jurisdiction. At both December 31, 2014 and 2013, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.

At December 31, 2014 and 2013, the use of prescribed or permitted statutory accounting practices by our domestic and foreign insurance subsidiaries did not result in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk-based capital that would have been reported had NAIC statutory accounting practices or the prescribed regulatory accounting practices of their respective foreign regulatory authority been followed in all respects for domestic and foreign insurance entities. As described in Note 13, our domestic insurance subsidiaries domiciled in New York and Pennsylvania discount non-tabular workers’ compensation reserves based on the prescribed or approved regulations in each of those states. While these practices differ from applicable NAIC statutory accounting practices, such practices do not have a material impact on our statutory surplus and statutory net income (loss) or risk based capital.

The NAIC Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) requires U.S. life insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). In addition, NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs.

Domestic insurance subsidiaries manage the capital impact of statutory reserve requirements under Regulation XXX and Guideline AXXX through intercompany reinsurance transactions. The affiliated life insurers providing reinsurance capacity for such transactions are fully licensed insurance companies and are not formed under captive insurance laws. Under one of these intercompany reinsurance arrangements, certain Regulation XXX and Guideline AXXX reserves related to new and in-force business are ceded to an affiliated U.S. life insurer, which is a licensed life insurer in the state of Missouri and an accredited reinsurer in the state of Texas. As an accredited reinsurer, this affiliated life insurer is not required to post any collateral such as letters of credit or assets in trust.

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

Item 8 / note 20. STATUTORY FINANCIAL DATA AND RESTRICTIONS

Subsidiary Dividend Restrictions

Payments of dividends to us by our insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to our domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. For example, unless permitted by the Superintendent of Financial Services, property casualty companies domiciled in New York generally may not pay dividends to shareholders that, in any 12‑month period, exceed the lesser of 10 percent of such company’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” for the previous year, as defined. Generally, less severe restrictions applicable to both property casualty and life insurance companies exist in most of the other states in which our insurance subsidiaries are domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends. Various other regulatory restrictions also limit cash loans and advances to us by our subsidiaries.

Largely as a result of these restrictions, approximately $45.8 billion of the statutory capital and surplus of our consolidated insurance subsidiaries were restricted from transfer to AIG Parent without prior approval of state insurance regulators at December 31, 2014.

To our knowledge, no AIG insurance company is currently on any regulatory or similar “watch list” with regard to solvency.

Parent Company Dividend Restrictions

Our ability to pay dividends has not been subject to any contractual restrictions since the cancellation of our Series G Preferred Stock in May 2011. See Note 17 herein for additional information about our ability to pay dividends to our shareholders.

21. SHARE-BASED AND OTHER COMPENSATION PLANS

The following table presents our share‑based compensation expense:

Years Ended December 31,
(in millions)	2014	2013	2012
Share-based compensation expense - pre-tax*	$349	$457	$286
Share-based compensation expense - after tax	227	297	186

*    For the years ended December 31, 2014, 2013 and 2012, $86 million, $315 million and $286 million of pre-tax compensation expense was attributed to unsettled liability-classified awards, the values of which are based on our share price at the reporting date. Our share price was $56.01, $51.05 and $35.30 at December 31, 2014, 2013 and 2012, respectively.  In addition, we recognized $120 million and $101 million for immediately vested stock-settled awards issued to retirement eligible employees in 2014 and 2013, respectively.

Employee Plans

During 2014 and 2013, our employees were issued awards under the 2013 Long Term Incentive Plan, which is governed by the AIG 2013 Omnibus Incentive Plan (2013 Plan).  The 2013 Plan replaced the AIG 2010 Stock Incentive Plan (2010 Plan) as of May 15, 2013, but does not affect the terms or conditions of any award issued under the 2010 Plan.  The 2013 Plan is currently the only plan under which share-based awards can be made.

As of December 31, 2014, the Starr International Company, Inc. Deferred Compensation Profit Participation Plans (the SICO Plans) are the only legacy plans for which share-settled awards remain unvested.

Our share-settled awards are settled with previously acquired shares held in AIG’s treasury. Share awards made by SICO are settled by SICO.

Item 8 / note 20. STATUTORY FINANCIAL DATA AND RESTRICTIONS

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

During 2014, performance share units (PSUs) and deferred stock units (DSUs) were granted under the 2013 Plan and 50,206,557 shares are available for future grants as of December 31, 2014.  PSUs were issued for off-cycle grants, which are made from time to time during the year as sign-on awards to new hires or as a result of a change in employee status.

AIG 2010 Stock Incentive Plan

The 2010 Plan was adopted at the 2010 Annual Meeting of Shareholders. The total number of shares of AIG Common Stock that could be granted under the 2010 Plan was 60 million.  During 2013 and 2012, we granted PSUs, DSUs, and restricted stock units (RSUs), under the 2010 Plan. Each PSU, DSU, and RSU, awarded reduced the number of shares available for future grants by one share. Subsequent to the adoption of the 2013 Plan in May 2013, no additional grants were made under the 2010 Plan.

Share-settled Awards

AIG 2013 Long Term Incentive Plan

The 2013 Long Term Incentive Plan (2013 LTIP), adopted in March 2013, provides for the annual grant of PSUs to certain employees, including our senior executive officers and other highly compensated employees.   Each recipient of an award is granted a number of PSUs (the target) that provides the opportunity to receive shares of AIG Common Stock based on AIG achieving specified performance goals at the end of a three-year performance period.  These performance goals are pre-established by AIG’s Compensation and Management Resources Committee for each annual grant and may differ from year to year. The actual number of PSUs earned can vary from zero to 150 percent of the target depending on AIG’s performance relative to a specified peer group. Vesting occurs in three equal installments beginning on January 1 of the year immediately following the end of a performance period and January 1 of each of the next two years.  Dividends do not accrue on unvested PSUs or underlying shares.  Recipients must be employed at each vesting date to be entitled to share delivery, except upon the occurrence of an accelerated vesting event, such as an involuntary termination without cause, disability, or retirement during the vesting period.

SICO Plans

The SICO Plans provide that shares of AIG Common Stock currently held by SICO are set aside for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of shares under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s termination of employment with us prior to normal retirement age. A significant portion of the awards under the SICO Plans vest the year after the participant reaches age 65, provided that the participant remains employed by us through age 65. The portion of the awards for which early payout is available vests on the applicable payout date.

SICO Plan awards issued in the form of restricted stock were valued based on the closing price of AIG’s Common Stock on the grant date. Although none of the costs of the various benefits provided under the SICO Plans have been paid by us, we have

Item 8 / note 21. SHARE-BASED AND OTHER COMPENSATION PLANS

recorded compensation expense for the deferred compensation amounts payable to our employees by SICO, with an offsetting amount credited to Additional paid-in capital reflecting amounts deemed contributed by SICO.

Non-Employee Plans

Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested deferred stock units (DSUs) with delivery deferred until retirement from the Board.  In 2014 and 2013, we granted to non-employee directors 28,477 and 25,735 DSUs, respectively, under the 2013 Plan and recognized expense of $1.5 million and $1.2 million, respectively; in 2012, we granted 19,434 DSUs, under the 2010 Plan and recognized $0.6 million of expense.

Performance Share Unit Valuation

The performance goals for long-term incentive awards granted in 2014 are AIG’s total shareholder return (TSR) and change in credit default swap (CDS) spread, weighted 75 percent and 25 percent, respectively, in each case relative to a specified peer group. The goals for the 2013 awards are AIG’s growth in tangible book value per share (TBVPS) (excluding accumulated other comprehensive income) and TSR, weighted 50 percent each, in each case relative to a specified peer group. The fair value of PSUs to be earned based on AIG’s achieving growth in TBVPS and change in CDS spreads was based on the closing price of AIG Common Stock on the grant date, discounted by the present value of estimated dividends to be paid during the respective vesting periods.  The fair value of PSUs to be earned based on AIG’s TSR relative to a specified peer group was determined on the grant date using a Monte Carlo simulation.

The following table presents the assumptions used to estimate the fair value of PSUs based on AIG’s TSR:

	2014	2013
Expected dividend yield(a)	1.13%	0.38%
Expected volatility(b)	23.66%	30.79%
Risk-free interest rate(c)	0.76%	0.50%

(a) The dividend yield is the projected annualized AIG dividend yield estimated by Bloomberg Professional service as of the valuation date.

(b) The expected volatility is based on the implied volatilities of actively traded stock options from the valuation date through the end of the PSU performance period as estimated by Bloomberg Professional service.

(c)  The risk-free interest rate is the continuously compounded interest rate for the term between the valuation date and the end of the performance period that is assumed to be constant and equal to the interpolated value between the closest data points on the U.S. dollar LIBOR-swap curve as of the valuation date.

The following table summarizes outstanding share-settled awards(a):

			Weighted Average
	Number of PSUs(b)/Shares		Grant-Date Fair Value
As of or for the Year	AIG	SICO	AIG	SICO
Ended December 31, 2014	Plans	Plans	Plans	Plans
Unvested, beginning of year	5,195,408	85,949	$36.92	$1,195.05
Granted	6,882,136	-	48.50	-
Vested	(3,566,014)	(23,494)	45.21	85.60
Forfeited	(408,821)	(4,143)	41.59	1,181.04
Unvested, end of year	8,102,709	58,312	$42.89	$1,191.01

(a)  Excludes DSUs and options, which are discussed under the Non-Employee Plans and Stock Options sections, respectively.

(b) Represents target number of PSUs granted, and does not reflect potential increases or decreases that could result from the final outcome of the performance goals to be determined after the applicable performance period ends.

At December 31, 2014, the total unrecognized compensation cost (net of expected forfeitures) for the unvested PSUs and unvested restricted stock was $185 million and $19 million, respectively, and the weighted-average and expected period of years over which those costs are expected to be recognized are 1.28 years and 4 years for the PSUs, and 5.28 years and 25 years for the restricted stock, respectively.

Item 8 / note 21. SHARE-BASED AND OTHER COMPENSATION PLANS

Stock Options

Options granted under the AIG 2007 Stock Incentive Plan and the 1999 Stock Option Plan generally vested over four years (25 percent vesting per year) and expire 10 years from the date of grant.  All outstanding options are vested and out of the money at December 31, 2014. There were no stock options granted since 2008. The aggregate intrinsic value for all unexercised options is zero.

The following table provides a roll forward of stock option activity:

			Weighted
			Average
			Remaining
		Weighted Average	Contractual
As of or for the Year Ended December 31, 2014	Shares	Exercise Price	Life
Options:
Exercisable at beginning of year	289,790	$1,113.99	2.58
Expired	(87,515)	$1,290.22
Exercisable at end of year	202,275	$1,037.74	2.17

Cash-settled Awards

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

During the period we were subject to Troubled Asset Relief Program (TARP) restrictions, we issued various cash-settled share-based grants, including Stock Salary, TARP RSU awards, and other cash-settled RSU awards, to certain of our most highly compensated employees and executive officers in the form of restricted stock units that were either fully vested with payment deferred, or subject to specified service and performance conditions.  After the repayment of our TARP obligations in December 2012, all performance conditions were satisfied; as a result, we no longer issue awards that are subject to TARP restrictions.

Restricted Stock Units

Stock Salary Awards

Stock Salary was earned and accrued at the same time or times as the salary would otherwise be paid in cash and is generally settled in installments on the first, second or third anniversary of grant in accordance with the terms of an employee’s award. Stock Salary grants were generally issued in the form of fully vested RSUs and are settled in cash based on the value of AIG Common Stock on the applicable settlement date. During 2014, 2013 and 2012, we paid $89 million, $180 million and $111 million, respectively, to settle awards. For those awards that were vested and unsettled at the end of each year, we recognized charges of $7 million, $73 million and $173 million in compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively, to reflect fluctuations in the value of AIG Common Stock.  At December 31, 2014, the number of vested but unsettled RSUs totaled 742,317.

Item 8 / note 21. SHARE-BASED AND OTHER COMPENSATION PLANS

TARP and Other RSUs

TARP RSUs awarded require the achievement of objective performance metrics as a condition to entitlement. An award would have been settled in 25 percent installments in proportion to the repayment of our TARP obligations.   As a result of the repayment of our TARP obligations in December 2012, outstanding awards vest and settle in two 50 percent installments on the second and third anniversary of the date of grant, along with other cash-settled RSUs granted and issued in March 2013 and 2012.

Long Term Incentive Plans

Certain employees were provided the opportunity to receive additional compensation in the form of cash and cash-settled SARs under the 2011 LTIP or 100 percent cash for the 2012 LTIP if certain performance measures were met.  The ultimate value of these awards was contingent on AIG achieving performance measures over a two-year performance period and such value could range from zero to twice the target amount. Subsequent to the performance period, the earned awards were subject to an additional time-vesting period. This results in a graded vesting schedule for the cash portion of up to two years, while the SARs portion cliff-vests two years after the end of performance period.

The cash portion of the awards expensed in 2014, 2013 and 2012 totaled approximately $57 million, $249 million, and $189 million, respectively.

The following table presents a roll forward of SARs and cash-settled RSUs (excluding stock salary) as well as the related expenses:

	Number of Units
Year Ended December 31, 2014	TARP RSUs(a)	Other RSUs(b)	SARs(d)
Unvested, beginning of year	857,579	1,563,687	8,966,246
Granted	-	-	-
Vested(c)	(529,049)	(382,468)	(5,521,171)
Forfeited	(89,417)	(15,687)	(160,166)
Unvested, end of year	239,113	1,165,532	3,284,909
Net compensation expense for the year (in millions)	$12	$31	$36

(a) Total unrecognized compensation and the weighted-average period for which it will be recognized is $3 million and 0.55 year, respectively.

(b) Total unrecognized compensation and the weighted-average period for which it will be recognized is $13 million and 0.61 year, respectively.

(c)  Also includes SARs for which vesting was accelerated for employees who became retirement eligible or were deceased.

(d) The ending balance represents awards granted under the 2011 LTIP that vested on January 1, 2015 and were automatically exercised. The value of a SAR as of December 31, 2014 was determined based on the excess of the fair value (as defined) of one share of AIG Common Stock over the strike price of $37.40; the fair value was $55.29 based on the average of the closing sale prices on each trading day during the month of December 2014 in accordance with the plan provisions.  No SARs are outstanding after January 1, 2015.

22. EMPLOYEE BENEFITS

Pension Plans

We offer various defined benefit plans to eligible employees.

The U.S. AIG Retirement Plan (the qualified plan) is a noncontributory defined benefit plan, that is subject to the provisions of ERISA. U.S. salaried employees who are employed by a participating company and who have completed 12 months of continuous service are eligible to participate in the plan. Effective April 1, 2012, the qualified plan was converted to a cash balance formula comprised of pay credits based on six percent of a plan participant’s annual compensation (subject to IRS limitations) and annual interest credits. In addition, employees can take their vested benefits when they leave AIG as a lump sum or an annuity option after completing at least three years of service.  However, employees satisfying certain age and service requirements (i.e. grandfathered employees) remain covered under the old plan formula, which is based upon a

Item 8 / note 21. SHARE-BASED AND OTHER COMPENSATION PLANS

percentage of final average compensation multiplied by years of credited service, up to 44 years.  Grandfathered employees will receive the higher of the benefits under the cash balance or final average pay formula at retirement.  Non-U.S. defined benefit plans are generally either based on the employee’s years of credited service and compensation in the years preceding retirement or on points accumulated based on the employee’s job grade and other factors during each year of service.

In the U.S. we also sponsor several non-qualified unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by the qualified plan.  These include the AIG Non-Qualified Retirement Income Plan (AIG NQRIP), which provides a benefit equal to the reduction in benefits under the qualified plan as a result of federal tax limitations on compensation and benefits payable, and the Supplemental Executive Retirement Plan (SERP), which provides additional retirement benefits to designated executives. Under the SERP, an annual benefit accrues at a percentage of final average pay multiplied by each year of credited service, not greater than 60 percent of final average pay, reduced by any benefits from the current and any predecessor retirement plans (including the AIG NQRIP), Social Security, and any benefits accrued under a Company sponsored foreign deferred compensation plan.

Postretirement Plans

We also provide postretirement medical care and life insurance benefits in the U.S. and in certain non-U.S. countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and attaining a specified age. Overseas, benefits vary by geographic location.

U.S. postretirement medical and life insurance benefits are based upon the employee attaining the age of 55 and having a minimum of ten years of service. Eligible employees who have medical coverage can enroll in retiree medical upon termination of employment. Medical benefits are contributory, while the life insurance benefits are generally non-contributory. Retiree medical contributions vary from none for pre-1989 retirees to actual premium payments reduced by certain subsidies for post-1992 retirees. These contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination. Effective April 1, 2012, the retiree medical employer subsidy for the AIG Postretirement plan was eliminated for employees who were not grandfathered.  Additionally, new employees hired after December 31, 2012 are not eligible for retiree life insurance.

The following table presents the funded status of the plans reconciled to the amount reported in the Consolidated Balance Sheets. The measurement date for most of the non-U.S. defined benefit pension and postretirement plans is November 30, consistent with the fiscal year end of the sponsoring companies. For all other plans, measurement occurs as of December 31.

As of or for the Years Ended	Pension				Postretirement(a)
December 31,	U.S. Plans(b)		Non-U.S. Plans(b)		U.S. Plans		Non-U.S. Plans
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Change in projected benefit obligation:
Benefit obligation, beginning of year	$4,882	$5,161	$1,072	$1,205	$217	$255	$52	$66
Service cost	173	205	42	47	4	5	2	3
Interest cost	228	201	29	29	9	8	2	2
Actuarial (gain) loss	780	(454)	114	13	10	(41)	11	(15)
Benefits paid:
AIG assets	(15)	(14)	(15)	(13)	(11)	(10)	(1)	(1)
Plan assets	(279)	(217)	(24)	(27)	-	-	-	-
Plan amendment	-	-	(1)	-	-	-	-	-
Curtailments	-	-	-	(1)	-	-	-	(3)
Settlements	-	-	(9)	(35)	-	-	-	-
Foreign exchange effect	-	-	(107)	(126)	-	-	(2)	(1)
Other	-	-	(2)	(20)	-	-	-	1
Projected benefit obligation, end of year	$5,769	$4,882	$1,099	$1,072	$229	$217	$64	$52
Change in plan assets:
Fair value of plan assets, beginning
of year	$4,024	$3,720	$738	$727	$-	$-	$-	$-
Actual return on plan assets, net of expenses	266	520	71	92	-	-	-	-
AIG contributions	115	15	67	87	11	10	1	1
Benefits paid:
AIG assets	(15)	(14)	(15)	(13)	(11)	(10)	(1)	(1)
Plan assets	(279)	(217)	(24)	(27)	-	-	-	-
Settlements	-	-	(8)	(35)	-	-	-	-
Foreign exchange effect	-	-	(75)	(93)	-	-	-	-
Other	-	-	(46)	-	-	-	-	-
Fair value of plan assets, end of year	$4,111	$4,024	$708	$738	$-	$-	$-	$-
Funded status, end of year	$(1,658)	$(858)	$(391)	$(334)	$(229)	$(217)	$(64)	$(52)
Amounts recognized in the balance
sheet:
Assets	$-	$-	$46	$91	$-	$-	$-	$-
Liabilities	(1,658)	(858)	(437)	(425)	(229)	(217)	(64)	(52)
Total amounts recognized	$(1,658)	$(858)	$(391)	$(334)	$(229)	$(217)	$(64)	$(52)
Pre-tax amounts recognized in Accumulated
other comprehensive income:
Net gain (loss)	$(1,667)	$(908)	$(227)	$(204)	$(9)	$1	$(8)	$3
Prior service credit	200	234	11	14	24	35	1	1
Total amounts recognized	$(1,467)	$(674)	$(216)	$(190)	$15	$36	$(7)	$4
305

Item 8 / note 22. EMPLOYEE BENEFITS

(a) We do not currently fund postretirement benefits.

(b) Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $325 million and $276 million for the U.S. and $295 million and $265 million for the non-U.S. at December 31, 2014 and 2013, respectively.

The following table presents the accumulated benefit obligations for U.S. and non-U.S. pension benefit plans:

At December 31,
(in millions)	2014	2013
U.S. pension benefit plans	$5,601	$4,683
Non-U.S. pension benefit plans	$1,040	$1,000

Defined benefit plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

At December 31,	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$5,769	$4,882	$843	$806	$5,769	$4,882	$757	$752
Accumulated benefit obligation	5,601	4,683	746	704	5,601	4,683	740	703
Fair value of plan assets	4,111	4,024	342	330	4,111	4,024	329	327

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
(in millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$173	$205	$154	$42	$47	$53	$4	$5	$5	$2	$3	$3
Interest cost	228	201	200	29	29	34	9	8	11	2	2	2
Expected return on assets	(288)	(257)	(240)	(22)	(19)	(20)	-	-	-	-	-	-
Amortization of prior service credit	(33)	(33)	(33)	(3)	(3)	(4)	(11)	(11)	(10)	-	-	-
Amortization of net loss	42	138	118	7	13	13	-	1	-	-	-	-
Curtailment (gain) loss	-	-	(2)	1	(1)	1	-	-	-	-	(2)	(1)
Settlement loss	-	-	-	-	5	4	-	-	-	-	-	-
Other	-	-	-	-	1	-	-	-	-	-	-	-
Net periodic benefit cost	$122	$254	$197	$54	$72	$81	$2	$3	$6	$4	$3	$4
Total recognized in Accumulated other comprehensive income (loss)	$(793)	$823	$(250)	$(40)	$103	$(36)	$(21)	$30	$(23)	$(11)	$16	$(11)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(915)	$569	$(447)	$(94)	$31	$(117)	$(23)	$27	$(29)	$(15)	$13	$(15)
306

Item 8 / note 22. EMPLOYEE BENEFITS

The estimated net loss and prior service credit that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $141 million and $35 million, respectively, for our combined defined benefit pension plans. For the defined benefit postretirement plans, the estimated amortization from Accumulated other comprehensive income for net loss and prior service credit that will be amortized into net periodic benefit cost over the next fiscal year is a $10 million credit in the aggregate.

The annual pension expense in 2015 for the AIG U.S. and non-U.S. defined benefit pension plans is expected to be approximately $289 million.  A 100 basis point increase in the discount rate or expected long-term rate of return would decrease the 2015 expense by approximately $95 million and $47 million, respectively, with all other items remaining the same. Conversely, a 100 basis point decrease in the discount rate or expected long-term rate of return would increase the 2015 expense by approximately $104 million and $47 million, respectively, with all other items remaining the same.

Assumptions

The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension		Postretirement
	U.S. Plans	Non-U.S. Plans*	U.S. Plans	Non-U.S. Plans*
December 31, 2014
Discount rate	3.94%	2.33%	3.78%	4.04%
Rate of compensation increase	3.40%	2.89%	N/A	3.29%
December 31, 2013
Discount rate	4.83%	2.77%	4.59%	4.77%
Rate of compensation increase	3.50%	2.89%	N/A	3.34%

*    The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2014	2013
Following year:
Medical (before age 65)	7.07%	7.21%
Medical (age 65 and older)	6.75%	6.80%
Ultimate rate to which cost increase is assumed to decline	4.50%	4.50%
Year in which the ultimate trend rate is reached:
Medical (before age 65)	2027	2027
Medical (age 65 and older)	2027	2027

A one percent point change in the assumed healthcare cost trend rate would have the following effect on our postretirement benefit obligations:

	One Percent		One Percent
At December 31,	Increase		Decrease
(in millions)	2014	2013	2014	2013
U.S. plans	$5	$6	$(5)	$(3)
Non-U.S. plans	$12	$11	$(12)	$(7)

Our postretirement plans provide benefits primarily in the form of defined employer contributions rather than defined employer benefits. Changes in the assumed healthcare cost trend rate have a minimal impact for U.S. plans because for post-1992 retirees, benefits are fixed dollar amounts based on service at retirement. Our non-U.S. postretirement plans are not subject to caps.

Item 8 / note 22. EMPLOYEE BENEFITS

The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension		Postretirement
At December 31,	U.S. Plans	Non-U.S. Plans*	U.S. Plans	Non-U.S. Plans*
2014
Discount rate	4.83%	2.77%	4.59%	4.77%
Rate of compensation increase	3.50%	2.89%	N/A	3.34%
Expected return on assets	7.25%	2.93%	N/A	N/A
2013
Discount rate	3.93%	2.62%	3.67%	3.45%
Rate of compensation increase	4.00%	2.86%	N/A	3.55%
Expected return on assets	7.25%	2.60%	N/A	N/A
2012
Discount rate	4.62%	3.02%	4.51%	4.19%
Rate of compensation increase	4.00%	2.94%	N/A	3.61%
Expected return on assets	7.25%	2.91%	N/A	N/A

*    The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of the subsidiaries providing such benefits.

Discount Rate Methodology

The projected benefit cash flows under the U.S. AIG Retirement plan were discounted using the spot rates derived from the Mercer Pension Discount Yield Curve at December 31, 2014 and 2013, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 3.95 percent at December 31, 2014 and 4.84 percent at December 31, 2013. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. plans.

In general, the discount rates for non-U.S. pension plans were developed based on the duration of liabilities on a plan by plan basis and were selected by reference to high quality corporate bonds in developed markets or local government bonds where developed markets are not as robust or are nonexistent.

The projected benefit obligation for Japan represents approximately 47 percent and 51 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2014 and 2013, respectively. The weighted average discount rate of 1.22 percent and 1.39 percent at December 31, 2014 and 2013 respectively for Japan was selected by reference to the AA rated corporate bonds reported by Rating and Investment Information, Inc. based on the duration of the plans’ liabilities.

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

There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2014 or 2013.

U.S. Pension Plan

The long-term strategic asset allocation is reviewed and revised approximately every three years. The plan’s assets are monitored by the investment committee and actively managed by the investment managers, which includes allocating the plan’s assets among approved asset classes within pre-approved ranges permitted by the strategic allocation.

Item 8 / note 22. EMPLOYEE BENEFITS

The following table presents the asset allocation percentage by major asset class for the U.S. qualified plan and the target allocation:

	Target	Actual	Actual
At December 31,	2015	2014	2013
Asset class:
Equity securities	42%	55%	56%
Fixed maturity securities	27%	28%	25%
Other investments	31%	17%	19%
Total	100%	100%	100%

The expected long-term rate of return for the plan was 7.25 percent for both 2014 and 2013. The expected rate of return is an aggregation of expected returns within each asset class category and incorporates the current and target asset allocations. The combination of the expected asset return and any contributions made by us are expected to maintain the plan’s ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.

Non-U.S. Pension Plans

The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.

The following table presents the asset allocation percentage by major asset class for Non-U.S. pension plans and the target allocation:

	Target	Actual	Actual
At December 31,	2015	2014	2013
Asset class:
Equity securities	35%	50%	45%
Fixed maturity securities	45%	35%	37%
Other investments	19%	8%	6%
Cash and cash equivalents	1%	7%	12%
Total	100%	100%	100%

The assets of AIG’s Japan pension plans represent approximately 55 percent and 60 percent of total non-U.S. assets at December 31, 2014 and 2013 respectively. The expected long term rate of return was 1.24 percent and 1.15 percent, for 2014 and 2013, respectively, and is evaluated by the Japanese Pension Investment Committee on a quarterly and annual basis along with various investment managers, and is revised to achieve the optimal allocation to meet targeted funding levels if necessary. In addition, the funding policy is revised in accordance with local regulation every five years.

The expected weighted average long-term rate of return for all our non-U.S. pension plans was 2.93 percent and 2.60 percent for the years ended December 31, 2014 and 2013, respectively. It is an aggregation of expected returns within each asset class that was generally developed based on the building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.

Assets Measured at Fair Value

The following table presents information about our plan assets and indicates the level of the fair value measurement based on the observability of the inputs used.  The inputs and methodology used in determining the fair value of these assets are consistent with those used to measure our assets as discussed in Note 5 herein.

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
At December 31, 2014
Assets:
Cash and cash equivalents	$80	$-	$-	$80	$50	$-	$-	$50
Equity securities:
U.S.(a)	1,244	239	-	1,483	30	-	-	30
International(b)	787	1	-	788	274	48	-	322
Fixed maturity securities:
U.S. investment grade(c)	-	768	8	776	-	-	-	-
International investment grade(c)	-	-	-	-	2	160	-	162
U.S. and international high yield(d)	-	347	-	347	-	61	-	61
Mortgage and other asset-backed
securities(e)	-	6	-	6	-	-	-	-
Other fixed maturity securities	-	-	-	-	-	10	17	27
Other investment types:
Hedge funds(f)	-	337	36	373	-	-	-	-
Futures	4	-	-	4	-	-	-	-
Private equity(g)	-	-	228	228	-	-	-	-
Insurance contracts	-	26	-	26	-	-	56	56
Total	$2,115	$1,724	$272	$4,111	$356	$279	$73	$708
At December 31, 2013
Assets:
Cash and cash equivalents	$137	$-	$-	$137	$92	$-	$-	$92
Equity securities:
U.S.(a)	1,840	220	-	2,060	26	-	-	26
International(b)	189	18	-	207	254	47	-	301
Fixed maturity securities:
U.S. investment grade(c)	-	702	9	711	-	-	-	-
International investment grade(c)	-	-	-	-	1	163	-	164
U.S. and international high yield(d)	-	281	-	281	-	82	-	82
Mortgage and other asset-backed
securities(e)	-	7	-	7	-	-	-	-
Other fixed maturity securities	-	-	-	-	-	10	19	29
Other investment types:
Hedge funds(f)	-	297	35	332	-	-	-	-
Futures	14	-	-	14	-	-	-	-
Private equity(g)	-	-	248	248	-	-	-	-
Insurance contracts	-	27	-	27	-	-	44	44
Total	$2,180	$1,552	$292	$4,024	$373	$302	$63	$738
309

Item 8 / note 22. EMPLOYEE BENEFITS

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

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we had no significant concentrations of risks at December 31, 2014.

The U.S. pension plan holds a group annuity contract with U.S. Life, one of our subsidiaries, which totaled $26 million and $27 million at December 31, 2014 and 2013, respectively.

Item 8 / note 22. EMPLOYEE BENEFITS

Changes in Level 3 fair value measurements

The following table presents changes in our U.S. and non-U.S. Level 3 plan assets measured at fair value:

										Changes in
		Net								Unrealized Gains
	Balance	Realized and							Balance	(Losses) on
At December 31, 2014	Beginning	Unrealized					Transfers	Transfers	at End	Instruments Held
(in millions)	of year	Gains (Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	at End of year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$9	$2	$18	$(21)	$-	$-	$-	$-	$8	$1
Hedge funds	35	3	15	(32)	-	-	15	-	36	(1)
Private equity	248	11	73	(104)	-	-	-	-	228	10
Total	$292	$16	$106	$(157)	$-	$-	$15	$-	$272	$10
Non-U.S. Plan Assets:
Other fixed maturity securities	$19	$-	$-	$(2)	$-	$-	$-	$-	$17	$-
Insurance contracts	44	9	3	-	-	-	-	-	56	-
Total	$63	$9	$3	$(2)	$-	$-	$-	$-	$73	$-

										Changes in
		Net								Unrealized Gains
	Balance	Realized and							Balance	(Losses) on
At December 31, 2013	Beginning	Unrealized					Transfers	Transfers	at End	Instruments Held
(in millions)	of year	Gains (Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	at End of year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$11	$(2)	$2	$(2)	$-	$-	$-	$-	$9	$(3)
Hedge funds	-	-	-	-	-	-	35	-	35	-
Private equity	225	7	44	(26)	-	(2)	-	-	248	(14)
Total	$236	$5	$46	$(28)	$-	$(2)	$35	$-	$292	$(17)
Non-U.S. Plan Assets:
Other fixed maturity securities	$27	$1	$-	$(8)	$-	$-	$-	$(1)	$19	$-
Insurance contracts	43	3	1	(1)	-	-	-	(2)	44	-
Total	$70	$4	$1	$(9)	$-	$-	$-	$(3)	$63	$-

Transfers of Level 1 and Level 2 Assets

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. We had no transfers between Level 1 and Level 2 during the years ended December 31, 2014 and 2013.

Transfers of Level 3 Assets

We record transfers of assets into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the year ended December 31, 2014, we transferred certain investments in hedge funds into Level 3 as a result of limited market activity due to fund-imposed redemption restrictions.

Item 8 / note 22. EMPLOYEE BENEFITS

Expected Cash Flows

Funding for the U.S. pension plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions in 2015 for the AIG Retirement Plan.  SERP, AIG NQRIP, and postretirement plan payments are deductible when paid to participants.

Our annual pension contribution in 2015 is expected to be approximately $173 million for our U.S. and non-U.S. plans, including a $100 million contribution to the AIG Retirement Plan. These estimates are subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management’s discretion.

The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
	U.S.	Non-U.S.	U.S.	Non-U.S.
(in millions)	Plans	Plans	Plans	Plans
2015	$353	$39	$15	$1
2016	363	35	15	1
2017	391	39	16	1
2018	395	40	17	2
2019	402	47	18	2
2020-2024	2,036	236	96	11

Defined Contribution Plans

We sponsor several defined contribution plans for U.S. employees that provide for pre-tax salary reduction contributions by employees. The most significant plan is the AIG Incentive Savings Plan, for which the Company’s matching contribution is 100 percent of the first six percent of a participant’s contributions, subject to the IRS-imposed limitations. Our pre-tax expenses associated with these plans were $156 million, $155 million and $133 million in 2014, 2013 and 2012 respectively.

23. OWNERSHIP

A Schedule 13G/A filed February 17, 2015 reports aggregate ownership of 75,755,659 shares, or approximately 5.3 percent (based on the AIG Common Stock outstanding, as adjusted to reflect the warrants owned), of AIG Common Stock and warrants (51,283,896 shares plus 24,471,763 warrants) as of December 31, 2014, including securities beneficially owned, in the aggregate, by Bruce R. Berkowitz and various investment vehicles managed by Fairholme Capital Management, L.L.C.

A Schedule 13G/A filed on February 9, 2015 reports aggregate ownership of 87,211,630 shares, or approximately 6.2 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2014, by various subsidiaries of Blackrock, Inc.

A Schedule 13G filed on February 11, 2015 reports aggregate ownership of 71,820,823 shares, or approximately 5.1 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2014, by The Vanguard Group, Inc. and various subsidiaries thereof.

The calculation of ownership interest for purposes of the AIG Tax Asset Protection Plan and Article 13 of our Restated Certificate of Incorporation is different than beneficial ownership for Schedule 13G.

Item 8 / note 22. EMPLOYEE BENEFITS

24. INCOME TAXES

The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred.

Years Ended December 31,
(in millions)	2014	2013	2012
U.S.	$8,250	$8,058	$(948)
Foreign	2,251	1,310	3,839
Total	$10,501	$9,368	$2,891

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31,
(in millions)	2014	2013	2012
Foreign and U.S. components of actual income tax expense:
Foreign:
Current	$473	$549	$484
Deferred	154	(442)	(275)
U.S.:
Current	115	131	278
Deferred	2,185	122	(1,295)
Total	$2,927	$360	$(808)

Our actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

	2014			2013			2012
	Pre-Tax	Tax	Percent of	Pre-Tax	Tax	Percent of		Tax	Percent of
Years Ended December 31,	Income	Expense/	Pre-Tax	Income	Expense/	Pre-Tax	Pre-Tax	Expense/	Pre-Tax
(dollars in millions)	(Loss)	(Benefit)	Income (Loss)	(Loss)	(Benefit)	Income (Loss)	Income	(Benefit)	Income
U.S. federal income tax at statutory	$10,524	$3,683	35.0%	$9,518	$3,331	35.0%	$2,891	$1,012	35.0%
rate adjustments:
Tax exempt interest		(236)	(2.2)		(298)	(3.1)		(302)	(10.4)
Investment in subsidiaries
and partnerships		-	-		-	-		(26)	(0.9)
Uncertain tax positions		(81)	(0.8)		632	6.6		446	15.4
Dividends received deduction		(62)	(0.6)		(75)	(0.8)		(58)	(2.0)
Effect of foreign operations		(68)	(0.6)		(5)	(0.1)		171	5.9
State income taxes		39	0.4		(21)	(0.2)		(48)	(1.7)
Other		(159)	(1.5)		13	0.1		(96)	(3.3)
Effect of discontinued operations		65	0.6		14	0.1		-	-
Valuation allowance:
Continuing operations		(181)	(1.7)		(3,165)	(33.3)		(1,907)	(65.9)
Consolidated total amounts	10,524	3,000	28.5	9,518	426	4.5	2,891	(808)	(27.9)
Amounts attributable to discontinued
operations	23	73	317.4	150	66	44.3	-	-	-
Amounts attributable to continuing
operations	$10,501	$2,927	27.9%	$9,368	$360	3.8%	$2,891	$(808)	(27.9)%

For the year ended December 31, 2014, the effective tax rate on income from continuing operations was 27.9 percent.  The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits of $236 million associated with tax exempt interest income,  $209 million related to a decrease in the U.S. Life Insurance Companies’ capital loss carryforward valuation allowance, $182 million of income excludible from gross income

Item 8 / note 24. INCOME TAXES

related to the global resolution of certain residential mortgage-related disputes and $68 million associated with effect of foreign operations.

For the year ended December 31, 2013, the effective tax rate on income from continuing operations was 3.8 percent.  The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits of $2.8 billion related to a decrease in the U.S. Life Insurance Companies’ capital loss carryforward valuation allowance, $396 million related to a decrease in certain other valuation allowances associated with foreign jurisdictions and $298 million associated with tax exempt interest income.  These items were partially offset by charges of $632 million related to uncertain tax positions.

For the year ended December 31, 2012, the effective tax rate on income from continuing operations was (27.9) percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to decreases in the U.S. Life Insurance Companies’ capital loss carryforward valuation allowance of $1.9 billion related to the actual and projected gains from the U.S. Life Insurance Companies’ available-for-sale securities, and tax effects associated with tax exempt interest income of $302 million.  These items were partially offset by changes in uncertain tax positions of $446 million.

The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2014	2013
Deferred tax assets:
Losses and tax credit carryforwards	$18,203	$20,825
Basis Differences on Investments	4,114	4,843
Life Policy Reserves	629	445
Accruals not currently deductible, and other	1,804	2,935
Investments in foreign subsidiaries	(58)	1,035
Loss reserve discount	1,378	1,164
Loan loss and other reserves	152	888
Unearned premium reserve reduction	1,269	1,451
Employee benefits	1,543	1,217
Total deferred tax assets	29,034	34,803
Deferred tax liabilities:
Deferred policy acquisition costs	(3,003)	(3,396)
Flight equipment, fixed assets and intangible assets	28	(2,354)
Unrealized gains related to available for sale debt securities	(5,795)	(3,693)
Other	220	(571)
Total deferred tax liabilities	(8,550)	(10,014)
Net deferred tax assets before valuation allowance	20,484	24,789
Valuation allowance	(1,739)	(3,596)
Net deferred tax assets (liabilities)	$18,745	$21,193

The following table presents our U.S. consolidated income tax group tax losses and credits carryforwards as of December 31, 2014 on a tax return basis.

December 31, 2014		Tax	Expiration
(in millions)	Gross	Effected	Periods
Net operating loss carryforwards	$33,021	$11,557	2028 - 2031
Foreign tax credit carryforwards	-	7,109	2016 - 2023
Other carryforwards and other	-	1,034	Various
Total AIG U.S. consolidated income tax group tax losses and credits carryforwards		$19,700

Assessment of Deferred Tax Asset Valuation Allowance

The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax

Item 8 / note 24. INCOME TAXES

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

As a result of sales in the ordinary course of business to manage the investment portfolio and other transactions during the year ended December 31, 2014, remaining U.S. Life Insurance Companies capital loss carryforwards were realized prior to their expiration.  This, together with the changes in market conditions, resulted in a conclusion that deferred tax assets related to unrealized tax losses in the U.S. Life Insurance Companies’ available for sale portfolio will more-likely-than-not be realized.  Accordingly, the related deferred tax asset valuation allowance was released.

Therefore, for the year ended December 31, 2014, we recognized a decrease of $1.8 billion in the capital loss carryforward valuation allowance associated with the U.S. Life Insurance Companies, of which $209 million was allocated to income from continuing operations and $1.6 billion was allocated to other comprehensive income. Included in the $1.8 billion was a decrease in the capital loss carryforward valuation allowance of $314 million related to a portion of the U.S. Life Insurance Companies’ capital loss carryforward previously treated as expired that was restored and utilized in 2014.

During the year ended December 31, 2014, we also recognized a $325 million decrease in our deferred tax asset valuation allowance associated with certain state, local and foreign jurisdictions, primarily attributable to a corresponding reduction in state and local deferred tax assets.

The following table presents the net deferred tax assets (liabilities) at December 31, 2014 and 2013 on a U.S. GAAP basis:

December 31,
(in millions)	2014	2013
Net U.S. consolidated return group deferred tax assets	$24,543	$26,296
Net deferred tax assets (liabilities) in accumulated other comprehensive income	(5,510)	(3,337)
Valuation allowance	(129)	(1,650)
Subtotal	18,904	21,309
Net foreign, state and local deferred tax assets	2,045	2,563
Valuation allowance	(1,610)	(1,947)
Subtotal	435	616
Subtotal - Net U.S, foreign, state and local deferred tax assets	19,339	21,925
Net foreign, state and local deferred tax liabilities	(594)	(732)
Total AIG net deferred tax assets (liabilities)	$18,745	$21,193

Deferred Tax Asset Valuation Allowance of U.S. Consolidated Income Tax Group

At December 31, 2014, and 2013, our U.S. consolidated income tax group had net deferred tax assets after valuation allowance of $18.9 billion and $21.3 billion, respectively. At December 31, 2014, and 2013, our U.S. consolidated income tax group had valuation allowances of $129 million and $1.7 billion, respectively.

Item 8 / note 24. INCOME TAXES

Deferred Tax Liability — Foreign, State and Local

At December 31, 2014 and 2013, we had net deferred tax liabilities of $159 million and $116 million, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns.

At December 31, 2014 and 2013, we had deferred tax asset valuation allowances of $1.6 billion and $2.0 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. We maintained these valuation allowances following our conclusion that we could not demonstrate that it was more likely than not that the related deferred tax assets will be realized.  This was primarily due to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions over the relevant carryforward periods.

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

On March 29, 2011, the U.S. District Court for the Southern District of New York, ruled on a motion for partial summary judgment that we filed on July 30, 2010 related to the disallowance of foreign tax credits associated with cross-border financing transactions. The court denied our motion with leave to renew.

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

Accounting For Uncertainty in Income Taxes

Item 8 / note 24. INCOME TAXES

The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31,
(in millions)	2014	2013	2012
Gross unrecognized tax benefits, beginning of year	$4,340	$4,385	$4,279
Increases in tax positions for prior years	91	680	336
Decreases in tax positions for prior years	(60)	(796)	(264)
Increases in tax positions for current year	10	43	47
Lapse in statute of limitations	(6)	(20)	(8)
Settlements	-	(2)	(5)
Activity of discontinued operations	20	50	-
Gross unrecognized tax benefits, end of year	$4,395	$4,340	$4,385

At December 31, 2014, 2013 and 2012, our unrecognized tax benefits, excluding interest and penalties, were $4.4 billion, $4.3 billion and $4.4 billion, respectively.  At December 31, 2014, 2013 and 2012, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $0.3 billion, $0.1 billion and $0.2 billion, respectively.  Accordingly, at December 31, 2014, 2013 and 2012, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.1 billion, $4.2 billion and $4.2 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At both December 31, 2014 and 2013, we had accrued liabilities of $1.1 billion for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2014, 2013 and 2012, we accrued expense (benefits) of $21 million, $142 million and $192 million, respectively, for the payment of interest (net of the federal benefit) and penalties.

We regularly evaluate adjustments proposed by taxing authorities. At December 31, 2014, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2014	Open Tax Years
Major Tax Jurisdiction
United States	2000-2013
Australia	2010-2013
France	2012-2013
Japan	2008-2013
Korea	2009-2013
Singapore	2011-2013
United Kingdom	2013
317

Item 8 / note 24. INCOME TAXES

25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
(dollars in millions, except per share data)	2014	2013	2014	2013	2014	2013	2014	2013
Total revenues	$16,163	$17,008	$16,136	$18,485	$16,697	$15,981	$15,410	$17,400
Income from continuing
operations before income taxes	2,273	2,875	4,480	3,165	3,019	1,178	729	2,150
Income (loss) from discontinued
operations, net of income taxes	(47)	73	30	18	2	(18)	(35)	11
Net income	1,612	2,231	3,036	2,758	2,201	2,130	675	1,973
Net income (loss) from continuing
operations attributable to
noncontrolling interests:
Nonvoting, callable, junior, and
senior preferred interests	-	-	-	-	-	-	-	-
Other	3	25	(37)	27	9	(40)	20	(5)
Total net income (loss)
attributable
to noncontrolling interests	3	25	(37)	27	9	(40)	20	(5)
Net income attributable to AIG*	$1,609	$2,206	$3,073	$2,731	$2,192	$2,170	$655	$1,978
Earnings (loss) per common share
attributable to AIG common
shareholders:
Basic:
Income from continuing
operations	$1.13	$1.44	$2.11	$1.84	$1.54	$1.48	$0.50	$1.34
Income (loss) from discontinued
operations	$(0.03)	$0.05	$0.02	$0.01	$-	$(0.01)	$(0.03)	$0.01
Diluted:
Income from continuing
operations	$1.12	$1.44	$2.08	$1.83	$1.52	$1.47	$0.49	$1.33
Income (loss) from discontinued
operations	$(0.03)	$0.05	$0.02	$0.01	$-	$(0.01)	$(0.03)	$0.01
Weighted average shares outstanding:
Basic	1,459,249,393	1,476,471,097	1,442,397,111	1,476,512,720	1,419,239,774	1,475,053,126	1,391,790,420	1,468,725,573
Diluted	1,472,510,813	1,476,678,931	1,464,676,330	1,482,246,618	1,442,067,842	1,485,322,858	1,412,162,456	1,480,654,482
Noteworthy quarterly items -
income (expense):
Other-than-temporary
impairments	(59)	(48)	(55)	(46)	(50)	(52)	(83)	(86)
Net (gain) loss on sale of
divested businesses	(4)	-	(2,174)	47	(18)	-	(1)	1
Federal and foreign valuation
allowance for deferred tax assets	65	761	75	509	21	1,154	20	741
Net gain (loss) on extinguishment of
debt	(238)	(340)	(34)	(38)	(742)	(81)	(1,268)	(192)

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

Item 8 / note 25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

			Three Months Ended
			March 31, 2014		June 30, 2014		September 30, 2014
(dollars in millions, except per share data)			As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported
Total revenues			$16,112	$16,163	$16,105	$16,136	$16,654	$16,697
Net income*			1,612	1,612	3,036	3,036	2,201	2,201

	Three Months Ended
	March 31, 2013		June 30, 2013		September 30, 2013		December 31, 2013
(dollars in millions, except per share data)	As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported
Total revenues	$16,962	$17,008	$18,426	$18,485	$15,944	$15,981	$17,346	$17,400
Net income*	2,231	2,231	2,758	2,758	2,130	2,130	1,973	1,973

*    The changes in the previously and currently reported total revenues did not have an impact on Net income or Earnings (loss) per common share attributable to AIG common shareholders.

26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

The following condensed consolidating financial statements reflect the results of AIG Life Holdings, Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
December 31, 2014
Assets:
Short-term investments	$6,078	$-	$6,231	$(1,066)	$11,243
Other investments(a)	11,415	-	333,108	-	344,523
Total investments	17,493	-	339,339	(1,066)	355,766
Cash	26	91	1,641	-	1,758
Loans to subsidiaries(b)	31,070	-	779	(31,849)	-
Investment in consolidated subsidiaries(b)	62,811	35,850	-	(98,661)	-
Other assets, including deferred income taxes	23,835	2,305	141,826	(9,909)	158,057
Assets held for sale	-	-	-	-	-
Total assets	$135,235	$38,246	$483,585	$(141,485)	$515,581
Liabilities:
Insurance liabilities	$-	$-	$270,615	$-	$270,615
Long-term debt	21,190	820	9,207	-	31,217
Other liabilities, including intercompany balances(a)(c)	6,196	2,314	108,189	(10,222)	106,477
Loans from subsidiaries(b)	951	-	30,898	(31,849)	-
Liabilities held for sale	-	-	-	-	-
Total liabilities	28,337	3,134	418,909	(42,071)	408,309
Redeemable noncontrolling interests (see Note 18)	-	-	-	-	-
Total AIG shareholders’ equity	106,898	35,112	64,302	(99,414)	106,898
Non-redeemable noncontrolling interests	-	-	374	-	374
Total equity	106,898	35,112	64,676	(99,414)	107,272
Total liabilities and equity	$135,235	$38,246	$483,585	$(141,485)	$515,581
December 31, 2013
Assets:
Short-term investments	$11,965	$-	$11,404	$(1,752)	$21,617
Other investments(a)	7,561	-	327,250	-	334,811
Total investments	19,526	-	338,654	(1,752)	356,428
Cash	30	51	2,160	-	2,241
Loans to subsidiaries(b)	31,220	-	854	(32,074)	-
Investment in consolidated subsidiaries(b)	66,201	39,103	-	(105,304)	-
Other assets, including deferred income taxes	21,606	112	132,492	(1,086)	153,124
Assets held for sale	-	-	29,536	-	29,536
Total assets	$138,583	$39,266	$503,696	$(140,216)	$541,329
Liabilities:
Insurance liabilities	$-	$-	$271,252	$-	$271,252
Long-term debt	30,839	1,352	9,502	-	41,693
Other liabilities, including intercompany balances(a)(c)	6,422	161	98,908	(2,766)	102,725
Loans from subsidiaries(b)	852	200	31,173	(32,225)	-
Liabilities held for sale	-	-	24,548	-	24,548
Total liabilities	38,113	1,713	435,383	(34,991)	440,218
Redeemable noncontrolling interests (see Note 18)	-	-	30	-	30
Total AIG shareholders’ equity	100,470	37,553	67,672	(105,225)	100,470
Non-redeemable noncontrolling interests	-	-	611	-	611
Total equity	100,470	37,553	68,283	(105,225)	101,081
Total liabilities and equity	$138,583	$39,266	$503,696	$(140,216)	$541,329
319

Item 8 / note 25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(a) Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b) Eliminated in consolidation.

(c)  For December 31, 2014 and  2013, includes intercompany tax payable of $0.3 billion and $1.4 billion, respectively, and intercompany derivative liabilities of $275 million and $249 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $3 million and $98 million, respectively, for AIGLH.

Item 8 / note 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Condensed Consolidating Statements of Income (Loss)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2014
Revenues:
Equity in earnings of consolidated subsidiaries*	$9,450	$3,519	$-	$(12,969)	$-
Other income	1,658	-	63,157	(409)	64,406
Total revenues	11,108	3,519	63,157	(13,378)	64,406
Expenses:
Interest expense	1,507	100	243	(132)	1,718
Loss on extinguishment of debt	2,248	-	85	(51)	2,282
Other expenses	1,546	203	48,315	(159)	49,905
Total expenses	5,301	303	48,643	(342)	53,905
Income (loss) from continuing operations before income tax
expense (benefit)	5,807	3,216	14,514	(13,036)	10,501
Income tax expense (benefit)	(1,735)	(103)	4,817	(52)	2,927
Income (loss) from continuing operations	7,542	3,319	9,697	(12,984)	7,574
Loss from discontinued operations, net of income taxes	(13)	-	(37)	-	(50)
Net income (loss)	7,529	3,319	9,660	(12,984)	7,524
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(5)	-	(5)
Net income (loss) attributable to AIG	$7,529	$3,319	$9,665	$(12,984)	$7,529
Year Ended December 31, 2013
Revenues:
Equity in earnings of consolidated subsidiaries*	$7,638	$4,075	$-	$(11,713)	$-
Other income	1,487	1	67,698	(312)	68,874
Total revenues	9,125	4,076	67,698	(12,025)	68,874
Expenses:
Interest expense	1,938	126	233	(155)	2,142
Loss on extinguishment of debt	580	-	71	-	651
Other expenses	1,520	75	55,277	(159)	56,713
Total expenses	4,038	201	55,581	(314)	59,506
Income (loss) from continuing operations before income tax
expense (benefit)	5,087	3,875	12,117	(11,711)	9,368
Income tax expense (benefit)	(4,012)	(58)	4,454	(24)	360
Income (loss) from continuing operations	9,099	3,933	7,663	(11,687)	9,008
Income (loss) from discontinued operations, net of income taxes	(14)	-	98	-	84
Net income (loss)	9,085	3,933	7,761	(11,687)	9,092
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests:	-	-	7	-	7
Net income (loss) attributable to AIG	$9,085	$3,933	$7,754	$(11,687)	$9,085
321

Item 8 / note 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Year Ended December 31, 2012
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,970	$2,315	$-	$(4,285)	$-
Change in fair value of ML III	2,287	-	601	-	2,888
Other income	1,911	49	66,749	(383)	68,326
Total revenues	6,168	2,364	67,350	(4,668)	71,214
Expenses:
Interest expense on FRBNY Credit Facility	-	-	-	-	-
Other interest expense	2,257	174	271	(383)	2,319
Loss on extinguishment of debt	9	-	23	-	32
Other expenses	1,602	-	64,370	-	65,972
Total expenses	3,868	174	64,664	(383)	68,323
Income (loss) from continuing operations before income tax
expense (benefit)	2,300	2,190	2,686	(4,285)	2,891
Income tax expense (benefit)	(1,137)	(17)	346	-	(808)
Income (loss) from continuing operations	3,437	2,207	2,340	(4,285)	3,699
Income from discontinued operations, net of income taxes	1	-	-	-	1
Net income (loss)	3,438	2,207	2,340	(4,285)	3,700
Less:
Net income from continuing operations attributable to
noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	208	208
Other	-	-	54	-	54
Total net income from continuing operations attributable to
noncontrolling interests	-	-	54	208	262
Net Income (loss) from discontinued operations attributable to
noncontrolling interests	-	-	-	-	-
Total net income attributable to noncontrolling interests	-	-	54	208	262
Net income (loss) attributable to AIG	$3,438	$2,207	$2,286	$(4,493)	$3,438

*    Eliminated in consolidation.

Item 8 / note 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Condensed Consolidating Statements of Comprehensive Income (Loss)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2014
Net income (loss)	$7,529	$3,319	$9,660	$(12,984)	$7,524
Other comprehensive income (loss)	4,257	2,794	3,235	(6,029)	4,257
Comprehensive income (loss)	11,786	6,113	12,895	(19,013)	11,781
Total comprehensive loss attributable to noncontrolling interests	-	-	(5)	-	(5)
Comprehensive income (loss) attributable to AIG	$11,786	$6,113	$12,900	$(19,013)	$11,786
Year Ended December 31, 2013
Net income (loss)	$9,085	$3,933	$7,761	$(11,687)	$9,092
Other comprehensive income (loss)	(6,214)	(4,689)	(6,719)	11,385	(6,237)
Comprehensive income (loss)	2,871	(756)	1,042	(302)	2,855
Total comprehensive loss attributable to noncontrolling interests	-	-	(16)	-	(16)
Comprehensive income (loss) attributable to AIG	$2,871	$(756)	$1,058	$(302)	$2,871
Year Ended December 31, 2012
Net income (loss)	$3,438	$2,207	$2,340	$(4,285)	$3,700
Other comprehensive income (loss)	6,093	3,973	7,158	(11,128)	6,096
Comprehensive income (loss)	9,531	6,180	9,498	(15,413)	9,796
Total comprehensive income attributable to noncontrolling interests	-	-	57	208	265
Comprehensive income (loss) attributable to AIG	$9,531	$6,180	$9,441	$(15,621)	$9,531

Item 8 / note 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Year Ended December 31, 2014
Net cash (used in) provided by operating activities	$9,316	$6,155	$8,979	$(19,443)	$5,007
Cash flows from investing activities:
Sales of investments	3,036	-	65,108	(2,040)	66,104
Purchase of investments	(1,051)	-	(59,099)	2,040	(58,110)
Loans to subsidiaries – net	446	-	169	(615)	-
Contributions to subsidiaries	(148)	-	296	(148)	-
Net change in restricted cash	(501)	-	(946)	-	(1,447)
Net change in short-term investments	5,792	-	2,968	-	8,760
Other, net	(141)	-	(882)	-	(1,023)
Net cash provided by investing activities	7,433	-	7,614	(763)	14,284
Cash flows from financing activities:
Issuance of long-term debt	3,247	-	3,440	-	6,687
Repayments of long-term debt	(14,468)	(477)	(1,215)	-	(16,160)
Purchase of Common Stock	(4,902)	-	-	-	(4,902)
Intercompany loans - net	110	(280)	(445)	615	-
Cash dividends paid	(712)	(5,358)	(14,085)	19,443	(712)
Other, net	(28)	-	(4,821)	148	(4,701)
Net cash (used in) financing activities	(16,753)	(6,115)	(17,126)	20,206	(19,788)
Effect of exchange rate changes on cash	-	-	(74)	-	(74)
Change in cash	(4)	40	(607)	-	(571)
Cash at beginning of year	30	51	2,160	-	2,241
Change in cash of businesses held for sale	-	-	88	-	88
Cash at end of year	$26	$91	$1,641	$-	$1,758

Year Ended December 31, 2013
Net cash (used in) provided by operating activities	$6,422	$4,488	$7,385	$(12,430)	$5,865
Cash flows from investing activities:
Sales of investments	1,425	-	78,868	(3,199)	77,094
Purchase of investments	(5,506)	-	(75,580)	3,199	(77,887)
Loans to subsidiaries – net	3,660	-	395	(4,055)	-
Contributions to subsidiaries	(2,081)	(1)	-	2,082	-
Net change in restricted cash	493	-	751	-	1,244
Net change in short-term investments	2,361	-	5,481	-	7,842
Other, net	130	-	(1,324)	-	(1,194)
Net cash (used in) provided by investing activities	482	(1)	8,591	(1,973)	7,099
Cash flows from financing activities:
Issuance of long-term debt	2,015	-	3,220	-	5,235
Repayments of long-term debt	(7,439)	(245)	(6,513)	-	(14,197)
Intercompany loans - net	(123)	(273)	(3,659)	4,055	-
Purchase of common stock	(597)	-	-	-	(597)
Cash dividends paid to shareholders	(294)	(3,991)	(8,439)	12,430	(294)
Other, net	(517)	-	694	(2,082)	(1,905)
Net cash (used in) provided by financing activities	(6,955)	(4,509)	(14,697)	14,403	(11,758)
Effect of exchange rate changes on cash	-	-	(92)	-	(92)
Change in cash	(51)	(22)	1,187	-	1,114
Cash at beginning of year	81	73	997	-	1,151
Reclassification to assets held for sale	-	-	(24)	-	(24)
Cash at end of year	$30	$51	$2,160	$-	$2,241

Year Ended December 31, 2012
Net cash (used in) provided by operating activities	$(825)	$2,682	$6,387	$(4,568)	$3,676
Cash flows from investing activities:
Sales of investments	16,874	-	90,070	(5,538)	101,406
Purchase of investments	(4,406)	-	(77,699)	5,538	(76,567)
Loans to subsidiaries – net	5,126	-	4,654	(9,780)	-
Contributions to subsidiaries	(152)	-	-	152	-
Net change in restricted cash	(377)	-	791	-	414
Net change in short-term investments	(2,029)	-	(6,080)	-	(8,109)
Other, net	259	-	(791)	-	(532)
Net cash (used in) provided by investing activities	15,295	-	10,945	(9,628)	16,612
Cash flows from financing activities:
Issuance of long-term debt	3,754	-	4,858	-	8,612
Repayments of long-term debt	(3,238)	-	(7,863)	-	(11,101)
Intercompany loans - net	(2,032)	(2,622)	(5,126)	9,780	-
Purchase of common stock	(13,000)	-	-	-	(13,000)
Cash dividends paid to shareholders	-	-	(4,568)	4,568	-
Other, net	(49)	-	(4,874)	(152)	(5,075)
Net cash (used in) provided by financing activities	(14,565)	(2,622)	(17,573)	14,196	(20,564)
Effect of exchange rate changes on cash	-	-	16	-	16
Change in cash	(95)	60	(225)	-	(260)
Cash at beginning of year	176	13	1,285	-	1,474
Change in cash of businesses held for sale	-	-	(63)	-	(63)
Cash at end of year	$81	$73	$997	$-	$1,151
324

Item 8 / note 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

*    The Other Subsidiaries and Reclassifications and Eliminations amounts were disclosed together in prior periods. The new presentation had no impact on the Consolidated AIG amounts.

Item 8 / note 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Cash (paid) received during the year ended December 31, 2014 for:
Interest:
Third party	$(1,624)	$(87)	$(1,656)	$-	$(3,367)
Intercompany	5	(7)	2	-	-
Taxes:
Income tax authorities	$(18)	$-	$(719)	$-	$(737)
Intercompany	1,172	-	(1,172)	-	-
Cash (paid) received during the year ended December 31, 2013 for:
Interest:
Third party	$(1,963)	$(111)	$(1,782)	$-	$(3,856)
Intercompany	(12)	(21)	33	-	-
Taxes:
Income tax authorities	$(161)	$-	$(635)	$-	$(796)
Intercompany	288	(78)	(210)	-	-
Cash (paid) received during the year ended December 31, 2012 for:
Interest:
Third party*	$(2,089)	$(128)	$(1,820)	$-	$(4,037)
Intercompany	(133)	(56)	189	-	-
Taxes:
Income tax authorities	$(7)	$-	$(440)	$-	$(447)
Intercompany	230	(41)	(189)	-	-

*    The Other Subsidiaries and Reclassifications and Eliminations amounts were disclosed together in prior periods. The new presentation had no impact on the Consolidated AIG amounts.

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Years Ended December 31,
(in millions)	2014	2013	2012
Intercompany non-cash financing and investing activities:
Capital contributions
in the form of bond available for sale securities	$-	$-	$4,078
to subsidiaries through forgiveness of loans	-	341	-
Other capital contributions - net	2,457	523	579
Return of capital	4,836	-	-
Return of capital and dividend received
in the form of cancellation of intercompany loan	-	-	9,303
in the form of other bond securities	3,088	-	3,320

Item 8 / note 26. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

27. Subsequent events

Debt Offering

On January 15, 2015, we issued $1.2 billion aggregate principal amount of 3.875% Notes due 2035 and $800 million aggregate principal amount of 4.375% Notes due 2055.

Dividends Declared and Share Repurchase Authorization

On February 12, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on March 26, 2015 to shareholders of record on March 12, 2015.

On February 12, 2015, our Board of Directors authorized an additional increase to the August 1, 2013 repurchase authorization of AIG Common Stock of $2.5 billion, resulting in an aggregate remaining authorization on such date of approximately $2.5 billion.

Item 8 / note 27. SUBSEQUENT EVENTS

Part II

ITEM 9 / CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A / CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2014. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Management of AIG is responsible for establishing and maintaining adequate internal control over financial reporting. AIG’s internal control over financial reporting is a process, under the supervision of AIG’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of AIG’s financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

AIG management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO.  The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B / other information

AIG Parent was a party to a consolidated capital maintenance agreement (CMA) with AIG Property Casualty Inc. and certain domestic Non-Life Insurance Companies. The parties agreed to terminate the CMA effective February 19, 2015.

Part III

ITEM 10 / DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG’s 2015 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

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

Part IV

ITEM 15 / EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules. See accompanying Index to Financial Statements.

(b) Exhibits. See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th of February, 2015.

                                                                                    AMERICAN INTERNATIONAL GROUP, INC.

                                                                                    By                /s/ PETER D. HANCOCK

                                                                                          (Peter D. Hancock, President and Chief Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Hancock and David L. Herzog, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th of February, 2015.

Signature	Title

/s/ PETER D. HANCOCK	President, Chief Executive Officer and Director
(Peter D. Hancock)	(Principal Executive Officer)

/s/ DAVID L. HERZOG	Executive Vice President and Chief Financial Officer
(David L. Herzog)	(Principal Financial Officer)

/s/ JEFFREY M. FARBER	Senior Vice President – Deputy Chief Financial Officer and Group Controller
(Jeffrey M. Farber)	(Principal Accounting Officer)

/s/ W. DON CORNWELL	Director
(W. Don Cornwell)

/s/ PETER R. FISHER	Director
(Peter R. Fisher)

/s/ JOHN H. FITZPATRICK	Director
(John H. Fitzpatrick)

/s/ WILLIAM G. JURGENSEN	Director
(William G. Jurgensen)

/s/ CHRISTOPHER S. LYNCH	Director
(Christopher S. Lynch)

/s/ ARTHUR C. MARTINEZ	Director
(Arthur C. Martinez)

/s/ GEORGE L. MILES, JR.	Director
(George L. Miles, Jr.)

/s/ HENRY S. MILLER	Director
(Henry S. Miller)

/s/ ROBERT S. MILLER	Director
(Robert S. Miller)

/s/ SUZANNE NORA JOHNSON	Director
(Suzanne Nora Johnson)

/s/ RONALD A. RITTENMEYER	Director
(Ronald A. Rittenmeyer)

/s/ DOUGLAS M. STEENLAND	Director
(Douglas M. Steenland)

/s/ THERESA M. STONE	Director
(Theresa M. Stone)

331

EXHIBIT INDEX

Exhibit Number	Description	Location
2	Plan of acquisition, reorganization, arrangement, liquidation or succession

(1) Master Transaction Agreement, dated as of December 8, 2010, among AIG, ALICO Holdings LLC, AIA Aurora LLC, the Federal Reserve Bank of New York, the United States Department of the Treasury and the AIG Credit Facility Trust

Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 8, 2010 (File No. 1-8787).
3	Articles of incorporation and by‑laws
3(i)	Amended and Restated Certificate of Incorporation of AIG	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 12, 2014 (File No. 1-8787).
3(ii)	AIG By-laws, amended July 9, 2014	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 14, 2014 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures

Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.

	(1) Credit Agreement, dated as of September 22, 2008, between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(2) Warrant Agreement (including Form of Warrant), dated as of January 6, 2011, between AIG and Wells Fargo Bank, N.A., as Warrant Agent	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8‑K filed with the SEC on January 7, 2011 (File No. 1‑8787).
	(3) Tax Asset Protection Plan, dated as of March 9, 2011, between AIG and Wells Fargo Bank, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 9, 2011 (File No. 1-8787).
	(4) Amendment No. 1, dated as of January 8, 2014, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent.	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 8, 2014 (File No. 1-8787).
	(5) Subordinated Debt Indenture, dated as of August 23, 2012, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on August 23, 2012 (File No. 1-8787).
9	Voting Trust Agreement	None.
10	Material contracts
	(1) AIG Amended and Restated 1999 Stock Option Plan*	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(2) Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan*	Incorporated by reference to Exhibit 10(a) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(3) AIG Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(4) AIG Supplemental Incentive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(5) AIG Director Stock Plan*	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(6) Amended and Restated American General Supplemental Thrift Plan (December 31, 1998)*	Incorporated by reference to Exhibit 10.15 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(7) Letter Agreement, dated August 16, 2009, between AIG and Robert H. Benmosche*	Incorporated by reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K filed with the SEC on August 17, 2009 (File No. 1-8787).
	(8) Release and Restrictive Covenant Agreement, dated as of September 18, 2014, by and between Jay Wintrob and AIG*	Incorporated by reference to Exhibit 10.2 of AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).
	(9) AIG Amended and Restated Executive Severance Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(10) Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.*	Incorporated by reference to Exhibit 10(6) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(11) Final Judgment and Consent with the Securities and Exchange Commission, including the related complaint, dated February 9, 2006	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(12) Agreement between the Attorney General of the State of New York and AIG and its Subsidiaries, dated January 18, 2006	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(13) AIG Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.62 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(14) AIG Form of Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.A to AIG’s Registration Statement on Form S-8 (File No. 333-148148).
	(15) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement *	Incorporated by reference to Exhibit 10.69 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(16) Form of AIG 2009 TARP RSU Award Agreement (Top 25)*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(17) Form of AIG Stock Salary Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(18) Memorandum of Understanding, dated November 25, 2009, between AIG, Maurice R. Greenberg, Howard I. Smith, C.V. Starr and Star International Company, Inc.	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(19) Second Amended and Restated Limited Liability Company Agreement of ALICO Holdings LLC, dated as of December 1, 2009, between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).
	(20) Master Investment and Credit Agreement, dated as of November 25, 2008, among Maiden Lane III LLC, the Federal Reserve Bank of New York, AIG and the Bank of New York Mellon	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 2, 2008 (File No. 1-8787).
	(21) Asset Purchase Agreement, dated as of December 12, 2008, among the Sellers party thereto, AIF Securities Lending Corp., AIG, Maiden Lane II LLC and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 15, 2008 (File No. 1-8787).
	(22) AIG Credit Facility Trust Agreement, dated as of January 16, 2009, among the Federal Reserve Bank of New York and Jill M. Considine, Chester B. Feldberg and Douglas L. Foshee, as Trustees	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 23, 2009 (File No. 1-8787).
	(23) 2009-2010 Stock Salary Award Agreement between AIG and Robert H. Benmosche, dated November 24, 2009*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(24) Restrictive Covenant Agreement between AIG and Robert H. Benmosche, dated November 24, 2009*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(25) Form of Reimbursement Agreement for Use of Corporate Aircraft*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 25, 2010 (File No. 1-8787).

(26) Second Amended and Restated Credit Agreement, dated as of June 19, 2014, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Several L/C Agent party thereto.

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 19, 2014 (File No. 1-8787)
	(27) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to AIG’s Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
	(28) AIG Amended Form of 2010 Stock Incentive Plan DSU Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).
	(29) Supplemental Determination Memorandum, dated February 5, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 99.2 to AIG’s Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(30) Release and Restrictive Covenant Agreement between AIG and Peter Hancock*	Incorporated by reference to Exhibit 99.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(31) Non-Competition and Non-Solicitation Agreement between AIG and Peter Hancock, dated February 8, 2010*	Incorporated by reference to Exhibit 99.4 to AIG’s Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(32) Supplemental Determination Memorandum, dated May 18, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10(105) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(33) Amendment No. 1, dated as of March 7, 2010, to the Second Amended and Restated Limited Liability Company Agreement of ALICO Holdings LLC	Incorporated by reference to Exhibit 10(106) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(34) Determination Memorandum, dated April 1, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on April 1, 2011 (File No. 1-8787).
	(35) Determination Memorandum, dated April 8, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.109 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-8787).
	(36) Supplemental Determination Memorandum, dated October 21, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.110 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-8787).
	(37) Supplemental Determination Memorandum, dated August 19, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.111 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-8787).
	(38) Determination Memorandum, dated April 6, 2012, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on April 10, 2012 (File No. 1-8787).
	(39) Determination Memorandum, dated May 9, 2012, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.66 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
	(40) AIG Non-Qualified Retirement Income Plan*	Incorporated by reference to Exhibit 10.69 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
	(41) AIG Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.70 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
	(42) Amendment to the AIG Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.71 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
	(43) American General Corporation Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-7981).
	(44) Amendment Number One to the American General Corporation Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.73 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
	(45) Amendment Number Two to the American General Corporation’ Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.74 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).

(46) Master Transaction Agreement, dated as of April 19, 2011, by and among American Home Assurance Company, Chartis Casualty Company (f/k/a American International South Insurance Company), Chartis Property Casualty Company (f/k/a AIG Casualty Company), Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company, The Insurance Company of the State of Pennsylvania, Chartis Select Insurance Company (f/k/a AIG Excess Liability Insurance Company Ltd.), Chartis Specialty Insurance Company (f/k/a American International Specialty Lines Insurance Company), Landmark Insurance Company, Lexington Insurance Company, AIU Insurance Company, American International Reinsurance Company, Ltd. and American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and Chartis Overseas Limited acting as members of the Chartis Overseas Association as respects business written or assumed by or from affiliated companies of Chartis Inc. (collectively, the Reinsureds), Eaglestone Reinsurance Company and National Indemnity Company

Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(47) CMA Termination Agreement, dated as of October 31, 2014, between AIG and American General Life Insurance Company	Incorporated by reference to Exhibit 10.8 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).
	(48) CMA Termination Agreement, dated as of October 31, 2014, between American International Group, Inc. and The United States Life Insurance Company in the City of New York	Incorporated by reference to Exhibit 10.9 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).

(49) CMA Termination Agreement, dated as of February 19, 2015, among American International Group, Inc., AIG Property Casualty Inc., AIU Insurance Company, American Home Assurance Company, AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania

Filed herewith.
	(50) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, between American International Group, Inc. and AGC Life Insurance Company	Incorporated by reference to Exhibit 10.58 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-8787).
	(51) CMA Termination Agreement, dated as of October 31, 2014, between American International Group, Inc. and The Variable Annuity Life Insurance Company	Incorporated by reference to Exhibit 10.10 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).
	(52) Unconditional Capital Maintenance Agreement, dated as of July 1, 2013, between American International Group, Inc. and United Guaranty Residential Insurance Company	Incorporated by reference to Exhibit 10.7 to AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-8787).
	(53) Side Letter, dated as of August 1, 2014, to Unconditional Capital Maintenance Agreement, dated as of July 1, 2013, between AIG and United Guaranty Residential Insurance Company	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-8787).
	(54) AIG 2013 Long-Term Incentive Plan*	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).
	(55) Form of 2013 Long-Term Incentive Plan Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(56) AIG Clawback Policy*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(57) AIG 2013 Short-Term Incentive Plan*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).
	(58) Form of 2013 Short-Term Incentive Plan Award Letter*	Incorporated by reference to Exhibit 10.5 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(59) AIG Annual Short-Term Incentive Plan (as amended)*	Incorporated by reference to Exhibit 10.6 of AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).
	(60) AIG 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
	(61) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated March 31, 2014 (File No. 1-8787).
	(62) Description of Peter D. Hancock Compensation*	Incorporated by reference to Item 5.02 of AIG’s Current Report on Form 8-K filed with the SEC on July 14, 2014 (File No. 1-8787).
	(63) AIG 2012 Executive Severance Plan (as amended)*	Incorporated by reference to Exhibit 10.3 of AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).
	(64) AerCap Share Purchase Agreement, dated as of December 16, 2013, by and among AIG Capital Corporation, AIG, AerCap Holdings N.V., and AerCap Ireland Limited	Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 16, 2013 (File No. 1-8787).

(65) Revolving Credit Agreement, dated as of December 16, 2013 by and among AIG, AerCap Ireland Capital Limited, AerCap Holdings N.V., AerCap Ireland Limited and certain subsidiaries of AerCap Holdings N.V., as guarantors.

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 16, 2013 (File No. 1-8787).
11	Statement re: Computation of Per Share Earnings	Included in Note 19 to Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
99.02	Securities Registered pursuant to Section 12(b) of the Act	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three years ended December 31, 2014, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2014, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2014 and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith.

335

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Summary of Investments — Other than Investments in Related Parties

			Schedule I

			Amount at
At December 31, 2014			which shown in
(in millions)	Cost*	Fair Value	the Balance Sheet
Fixed maturities:
U.S. government and government sponsored entities	$8,304	$8,490	$8,490
Obligations of states, municipalities and political subdivisions	26,101	27,781	27,781
Non-U.S. governments	20,282	21,097	21,097
Public utilities	21,712	23,676	23,676
All other corporate debt securities	113,968	121,476	121,476
Mortgage-backed, asset-backed and collateralized	72,652	77,051	77,051
Total fixed maturity securities	263,019	279,571	279,571
Equity securities and mutual funds:
Common stock:
Public utilities	9	11	11
Banks, trust and insurance companies	1,854	4,128	4,128
Industrial, miscellaneous and all other	371	539	539
Total common stock	2,234	4,678	4,678
Preferred stock	21	25	25
Mutual funds	724	741	741
Total equity securities and mutual funds	2,979	5,444	5,444
Mortgage and other loans receivable, net of allowance	24,990	26,606	24,990
Other invested assets	32,615	33,640	34,518
Short-term investments, at cost (approximates fair value)	11,243	11,243	11,243
Derivative assets	1,604	1,604	1,604
Total investments	$336,450	$358,108	$357,370

*    Original cost of equity securities and fixed maturities is reduced by other-than-temporary impairment charges, and, as to fixed maturity securities, reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

Condensed Financial Information of Registrant
Balance Sheets — Parent Company Only

	Schedule II

December 31,
(in millions)	2014	2013
Assets:
Short-term investments	$6,078	$11,965
Other investments	11,415	7,561
Total investments	17,493	19,526
Cash	26	30
Loans to subsidiaries*	31,070	31,220
Due from affiliates - net*	3,561	765
Deferred income taxes	18,309	19,352
Investments in consolidated subsidiaries*	62,811	66,201
Other assets	1,965	1,489
Total assets	$135,235	$138,583
Liabilities:
Intercompany tax payable*	$343	$1,419
Notes and bonds payable	15,821	14,312
Junior subordinated debt	2,466	5,533
MIP notes payable	2,870	7,963
Series AIGFP matched notes and bonds payable	33	3,031
Loans from subsidiaries*	951	852
Other liabilities (includes intercompany derivative liabilities of $275 in 2014 and $249 in 2013)	5,853	5,003
Total liabilities	28,337	38,113
AIG Shareholders’ equity:
Common stock	4,766	4,766
Treasury stock	(19,218)	(14,520)
Additional paid-in capital	80,958	80,899
Retained earnings	29,775	22,965
Accumulated other comprehensive income	10,617	6,360
Total AIG shareholders’ equity	106,898	100,470
Total liabilities and equity	$135,235	$138,583

*    Eliminated in consolidation.

See Accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Income — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2014	2013	2012
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries*	$(5,573)	$(2,226)	$(8,740)
Dividend income from consolidated subsidiaries*	15,023	9,864	10,710
Interest income	305	387	358
Change in fair value of ML III	-	-	2,287
Net realized capital gains	8	169	747
Other income	1,345	931	806
Expenses:
Interest expense	1,507	1,938	2,257
Net loss on extinguishment of debt	2,248	580	9
Other expenses	1,546	1,520	1,602
Income from continuing operations before income tax expense (benefit)	5,807	5,087	2,300
Income tax benefit	(1,735)	(4,012)	(1,137)
Net income	7,542	9,099	3,437
Income (loss) from discontinued operations	(13)	(14)	1
Net income attributable to AIG Parent Company	$7,529	$9,085	$3,438
* Eliminated in consolidation.

See Accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Comprehensive Income — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2014	2013	2012
Net income	$7,529	$9,085	$3,438
Other comprehensive income	4,257	(6,214)	6,093
Total comprehensive income attributable to AIG	$11,786	$2,871	$9,531

See accompanying Notes to Condensed Financial Information of Registrant
341

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2014	2013	2012
Net cash provided by (used in) operating activities	$9,316	$6,422	$(825)
Cash flows from investing activities:
Sales and maturities of investments	2,996	1,074	16,546
Purchase of investments	(1,051)	(5,506)	(4,406)
Net change in restricted cash	(501)	493	(377)
Net change in short-term investments	5,792	2,361	(2,029)
Contributions to subsidiaries - net	(148)	(2,081)	(152)
Payments received on mortgages and other loan receivables	40	351	328
Loans to subsidiaries - net	446	3,660	5,126
Other, net	(141)	130	259
Net cash provided by investing activities	7,433	482	15,295
Cash flows from financing activities:
Issuance of long-term debt	3,247	2,015	3,754
Repayment of long-term debt	(14,468)	(7,439)	(3,238)
Cash dividends paid	(712)	(294)	-
Loans from subsidiaries - net	110	(123)	(2,032)
Purchase of Common Stock	(4,902)	(597)	(13,000)
Other, net	(28)	(517)	(49)
Net cash used in financing activities	(16,753)	(6,955)	(14,565)
Change in cash	(4)	(51)	(95)
Cash at beginning of year	30	81	176
Cash at end of year	$26	$30	$81

Supplementary disclosure of cash flow information:
	Years Ended December 31,
(in millions)	2014	2013	2012
Cash (paid) received during the period for:
Interest:
Third party	$(1,624)	$(1,963)	$(2,089)
Intercompany	5	(12)	(133)
Taxes:
Income tax authorities	(18)	(161)	(7)
Intercompany	1,172	288	230
Intercompany non-cash financing and investing activities:
Capital contributions in the form of bond available for sale securities	-	-	4,078
Capital contributions to subsidiaries through forgiveness of loans	-	341	-
Other capital contributions - net	2,457	523	579
Return of capital*	4,836	-	-
Dividends received in the form of bond available for sale securities	3,088	-	-
Intercompany loan receivable offset by intercompany payable	-	-	3,320
Return of capital and dividend received in the form of cancellation of intercompany loan	-	-	9,303

See Accompanying Notes to Condensed Financial Information of Registrant.
* Includes $4.8 billion return of capital from AIG Capital Corporation related to the sale of ILFC.

Notes to Condensed Financial Information of Registrant

American International Group, Inc.’s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 20, 2015.

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

Income taxes in the accompanying Condensed Balance Sheets are composed of the Registrant’s current and deferred tax assets, the consolidated group’s current income tax receivable, deferred taxes related to tax attribute carryforwards of AIG’s U.S. consolidated income tax group and a valuation allowance to reduce the consolidated deferred tax asset to an amount more likely than not to be realized. See Note 24 to the Consolidated Financial Statements for additional information.

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

Supplementary Insurance Information

						Schedule III

At December 31, 2014 and 2013

				Liability
				for Unpaid
				Losses and
				Loss
			Deferred	Adjustment		Policy
			Policy	Expenses,		and
			Acquisition	Future Policy	Unearned	Contract
Segment (in millions)			Costs	Benefits	Premiums	Claims
2014
Non-Life Insurance Companies			$2,551	$77,839	$21,325	$-
Life Insurance Companies			7,258	42,004	-	818
Corporate and Other(a)			18	166	(1)	11
			$9,827	$120,009	$21,324	$829
2013
Non-Life Insurance Companies			$2,493	$82,156	$21,953	$-
Life Insurance Companies			6,920	39,848	-	796
Corporate and Other(a)			23	196	-	10
			$9,436	$122,200	$21,953	$806

For the years ended December 31, 2014, 2013 and 2012

			Losses	Amortization
	Premiums		and Loss	of Deferred
	and	Net	Expenses	Policy	Other	Net
	Policy	Investment	Incurred,	Acquisition	Operating	Premiums
Segment (in millions)	Fees	Income	Benefits	Costs	Expenses	Written(b)
2014
Commercial Insurance	$22,408	$6,393	$16,985	$2,512	$3,794	$22,044
Consumer Insurance	17,389	9,082	14,149	2,759	7,087	12,412
Corporate and Other(a)	72	604	915	59	6	-
	$39,869	$16,079	$32,049	$5,330	$10,887	$34,456
2013
Commercial Insurance	$22,209	$6,653	$17,415	$2,418	$4,049	$21,928
Consumer Insurance	17,554	9,352	14,434	2,836	6,826	12,700
Corporate and Other(a)	76	(195)	1,546	(97)	8	-
	$39,839	$15,810	$33,395	$5,157	$10,883	$34,628
2012
Commercial Insurance	$22,123	$6,163	$19,441	$2,692	$3,938	$21,206
Consumer Insurance	18,140	9,262	15,465	2,850	6,695	13,302
Corporate and Other(a)	118	4,918	1,470	167	6	-
	$40,381	$20,343	$36,376	$5,709	$10,639	$34,508

(a) Includes consolidation and elimination entries.

(b) Balances reflect the segment changes discussed in Note 3 – Segment Information to the Consolidated Financial Statements.

Reinsurance

					Schedule IV

At December 31, 2014, 2013 and 2012 and for the years then ended

					Percent of
		Ceded to	Assumed		Amount
	Gross	Other	from Other		Assumed
(in millions)	Amount	Companies	Companies	Net Amount	to Net
2014
Long-duration insurance in force	$1,033,281	$180,178	$410	$853,513	-%
Premiums:
Non-Life Insurance Companies	$39,375	$8,318	$3,399	$34,456	9.9%
Life Insurance Companies	4,039	661	20	3,398	0.6
Run-off insurance lines	11	-	-	11	-
Total	$43,425	$8,979	$3,419	$37,865	9.0%
2013
Long-duration insurance in force	$946,743	$122,012	$427	$825,158	0.1%
Premiums:
Non-Life Insurance Companies	$39,833	$9,514	$4,306	$34,625	12.4%
Life Insurance Companies	4,142	620	13	3,535	0.4
Run-off insurance lines	9	-	-	9	-
Total	$43,984	$10,134	$4,319	$38,169	11.3%
2012
Long-duration insurance in force	$947,951	$129,159	$458	$819,250	0.1%
Premiums:
Non-Life Insurance Companies	$40,647	$11,054	$4,900	$34,493	14.2%
Life Insurance Companies	3,946	581	17	3,382	0.5
Run-off insurance lines	11	-	-	11	-
Total	$44,604	$11,635	$4,917	$37,886	13.0%

Valuation and Qualifying Accounts

						Schedule V

For the years ended December 31, 2014, 2013 and 2012

		Additions
	Balance,	Charged to		Activity of
	Beginning	Costs and		Discontinued	Divested	Other	Balance,
(in millions)	of year	Expenses	Charge Offs	Operations	Businesses	Changes*	End of year
2014
Allowance for mortgage and
other loans receivable	$312	$(8)	$(68)	$-	$1	$34	$271
Allowance for premiums and
insurances balances receivable	560	35	(99)	-	-	(65)	431
Allowance for reinsurance assets	276	4	(3)	-	-	(19)	258
Federal and foreign valuation
allowance for deferred tax assets	3,596	(181)	-	-	-	(1,676)	1,739
2013
Allowance for mortgage and
other loans receivable	$405	$20	$(116)	$-	$(6)	$9	$312
Allowance for premiums and
insurances balances receivable	624	14	(74)	-	-	(4)	560
Allowance for reinsurance assets	338	(42)	(31)	-	-	11	276
Federal and foreign valuation
allowance for deferred tax assets	8,036	(3,165)	-	(40)	-	(1,235)	3,596
2012
Allowance for mortgage and
other loans receivable	$740	$(103)	$(44)	$(205)	$-	$17	$405
Allowance for premiums and
insurances balances receivable	484	174	(36)	-	-	2	624
Allowance for reinsurance assets	364	(4)	(1)	-	-	(21)	338
Federal and foreign valuation
allowance for deferred tax assets	11,047	(1,907)	-	-	-	(1,104)	8,036

*    Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

