Form 10-Q
period 2015-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2015-05-04
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of April 29, 2015, there were 1,333,395,436 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American International Group, Inc.

CONDENSED Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions, except for share data)	2015	2014
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2015 - $242,114; 2014 - $243,307)	$260,822	$259,859
Other bond securities, at fair value (See Note 6)	19,013	19,712
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2015 - $1,683; 2014 - $1,930)	3,766	4,395
Other common and preferred stock, at fair value (See Note 6)	1,100	1,049
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2015 - $6; 2014 - $6)	25,313	24,990
Other invested assets (portion measured at fair value: 2015 - $9,196; 2014 - $9,394)	34,838	34,518
Short-term investments (portion measured at fair value: 2015 - $1,208; 2014 - $1,684)	11,961	11,243
Total investments	356,813	355,766

Cash	1,823	1,758
Accrued investment income	2,726	2,712
Premiums and other receivables, net of allowance	13,450	12,031
Reinsurance assets, net of allowance	22,208	21,959
Deferred income taxes	18,010	19,339
Deferred policy acquisition costs	9,708	9,827
Derivative assets, at fair value	1,621	1,604
Other assets, including restricted cash of $2,072 in 2015 and $2,025 in 2014	12,203	10,549
Separate account assets, at fair value	82,139	80,036
Total assets	$520,701	$515,581
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$74,490	$77,260
Unearned premiums	22,437	21,324
Future policy benefits for life and accident and health insurance contracts	43,244	42,749
Policyholder contract deposits (portion measured at fair value: 2015 - $1,882; 2014 - $1,561)	124,935	124,613
Other policyholder funds (portion measured at fair value: 2015 - $8; 2014 - $8)	4,415	4,669
Derivative liabilities, at fair value	2,651	2,273
Other liabilities (portion measured at fair value: 2015 - $178; 2014 - $350)	26,024	24,168
Long-term debt (portion measured at fair value: 2015 - $4,844; 2014 - $5,466)	31,999	31,217
Separate account liabilities	82,139	80,036
Total liabilities	412,334	408,309
Contingencies, commitments and guarantees (see Note 10)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2015 - 1,906,671,492 and
2014 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2015 - 559,593,905 shares; 2014 - 530,744,521 shares	(20,820)	(19,218)
Additional paid-in capital	81,303	80,958
Retained earnings	32,073	29,775
Accumulated other comprehensive income	10,657	10,617
Total AIG shareholders’ equity	107,979	106,898
Non-redeemable noncontrolling interests	388	374
Total equity	108,367	107,272
Total liabilities and equity	$520,701	$515,581

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (unaudited)

Three Months Ended March 31,
(dollars in millions, except per share data)	2015	2014
Revenues:
Premiums	$8,822	$9,075
Policy fees	677	631
Net investment income	3,838	4,196
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(87)	(50)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income	(10)	(4)
Net other-than-temporary impairments on available for sale
securities recognized in net income	(97)	(54)
Other realized capital gains (losses)	1,438	(98)
Total net realized capital gains (losses)	1,341	(152)
Aircraft leasing revenue	-	1,113
Other income	1,297	1,300
Total revenues	15,975	16,163
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,551	6,797
Interest credited to policyholder account balances	935	955
Amortization of deferred policy acquisition costs	1,350	1,305
General operating and other expenses	2,949	3,024
Interest expense	340	479
Aircraft leasing expenses	-	1,096
Loss on extinguishment of debt	68	238
Net (gain) loss on sale of properties and divested businesses	6	(4)
Total benefits, losses and expenses	12,199	13,890
Income from continuing operations before income tax expense	3,776	2,273
Income tax expense	1,300	614
Income from continuing operations	2,476	1,659
Income (loss) from discontinued operations, net of income tax expense	1	(47)
Net income	2,477	1,612
Less:
Net income from continuing operations attributable to
noncontrolling interests	9	3
Net income attributable to AIG	$2,468	$1,609

Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.81	$1.13
Loss from discontinued operations	$-	$(0.03)
Net income attributable to AIG	$1.81	$1.10
Diluted:
Income from continuing operations	$1.78	$1.12
Loss from discontinued operations	$-	$(0.03)
Net income attributable to AIG	$1.78	$1.09
Weighted average shares outstanding:
Basic	1,365,951,690	1,459,249,393
Diluted	1,386,263,549	1,472,510,813
Dividends declared per common share	$0.125	$0.125

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Comprehensive Income (unaudited)

Three Months Ended March 31,
(in millions)	2015	2014
Net income	$2,477	$1,612
Other comprehensive income, net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on
which other-than-temporary credit impairments were taken	(72)	89
Change in unrealized appreciation of all other investments	539	2,785
Change in foreign currency translation adjustments	(459)	(158)
Change in retirement plan liabilities adjustment	29	9
Other comprehensive income	37	2,725
Comprehensive income	2,514	4,337
Comprehensive income attributable to noncontrolling interests	6	3
Comprehensive income attributable to AIG	$2,508	$4,334

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED Statement of Equity  (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Three Months Ended March 31, 2015
Balance, beginning of year	$4,766	$(19,218)	$80,958	$29,775	$10,617	$106,898	$374	$107,272
Purchase of common stock	-	(1,602)	-	-	-	(1,602)	-	(1,602)
Net income attributable to AIG or other
noncontrolling interests	-	-	-	2,468	-	2,468	9	2,477
Dividends	-	-	-	(170)	-	(170)	-	(170)
Other comprehensive income (loss)	-	-	-	-	40	40	(3)	37
Net increase due to deconsolidation	-	-	-	-	-	-	7	7
Contributions from noncontrolling interests	-	-	-	-	-	-	1	1
Distributions to noncontrolling interests	-	-	-	-	-	-	(4)	(4)
Other	-	-	345	-	-	345	4	349
Balance, end of period	$4,766	$(20,820)	$81,303	$32,073	$10,657	$107,979	$388	$108,367

Three Months Ended March 31, 2014
Balance, beginning of year	$4,766	$(14,520)	$80,899	$22,965	$6,360	$100,470	$611	$101,081
Purchase of common stock	-	(867)	-	-	-	(867)	-	(867)
Net income attributable to AIG or other
noncontrolling interests	-	-	-	1,609	-	1,609	3	1,612
Dividends	-	-	-	(182)	-	(182)	-	(182)
Other comprehensive income (loss)	-	-	-	-	2,725	2,725	-	2,725
Net decrease due to consolidation	-	-	-	-	-	-	(34)	(34)
Contributions from noncontrolling interests	-	-	-	-	-	-	5	5
Distributions to noncontrolling interests	-	-	-	-	-	-	(22)	(22)
Other	-	1	76	1	-	78	(3)	75
Balance, end of period	$4,766	$(15,386)	$80,975	$24,393	$9,085	$103,833	$560	$104,393

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$2,477	$1,612
(Income) loss from discontinued operations	(1)	47
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(974)	(246)
Net (gain) loss on sale of divested businesses	6	(4)
Net losses on extinguishment of debt	68	238
Unrealized losses in earnings - net	457	585
Equity in income from equity method investments, net of dividends or distributions	(362)	(441)
Depreciation and other amortization	1,226	1,121
Impairments of assets	212	138
Changes in operating assets and liabilities:
Insurance reserves	(295)	1,495
Premiums and other receivables and payables - net	(572)	(701)
Reinsurance assets and funds held under reinsurance treaties	(272)	(1,532)
Capitalization of deferred policy acquisition costs	(1,439)	(1,462)
Current and deferred income taxes - net	1,161	450
Other, net	(1,304)	(537)
Total adjustments	(2,088)	(896)
Net cash provided by operating activities	388	763
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distribution of:
Available for sale investments	6,189	6,365
Other securities	1,094	1,725
Sales or distributions of other invested assets (including flight equipment)	1,648	1,041
Maturities of fixed maturity securities available for sale	5,251	5,347
Principal payments received on and sales of mortgage and other loans receivable	1,047	765
Purchases of:
Available for sale investments	(9,844)	(11,592)
Other securities	(476)	(181)
Purchases of other invested assets (including flight equipment)	(1,132)	(1,218)
Mortgage and other loans receivable	(1,657)	(1,307)
Net change in restricted cash	(47)	(667)
Net change in short-term investments	(804)	3,588
Other, net	(955)	(83)
Net cash provided by investing activities	314	3,783
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	3,713	4,008
Policyholder contract withdrawals	(3,533)	(3,548)
Issuance of long-term debt	2,585	1,583
Repayments of long-term debt	(1,893)	(3,281)
Purchase of Common Stock	(1,398)	(867)
Dividends paid	(170)	(182)
Other, net	92	(2,002)
Net cash used in financing activities	(604)	(4,289)
Effect of exchange rate changes on cash	(33)	(11)
Net increase in cash	65	246
Cash at beginning of year	1,758	2,241
Change in cash of businesses held-for-sale	-	3
Cash at end of period	$1,823	$2,490

Supplementary Disclosure of Condensed Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$307	$840
Taxes	$140	$165
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$937	$1,052
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

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report). The condensed consolidated financial information as of December 31, 2014 included herein has been derived from audited Consolidated Financial Statements in the 2014 Annual Report.

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

Interim period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2015 and prior to the issuance of these Condensed Consolidated Financial Statements.

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

Accounting Standards Adopted During 2015

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard that clarifies that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, so that the loan is derecognized and the real estate property is recognized, when either (i) the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

We adopted the standard on its required effective date of January 1, 2015. The adoption of this standard had no material effect on our consolidated financial condition, results of operations or cash flows.

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

We adopted the standard on its required effective date of January 1, 2015 on a prospective basis.  The adoption of this standard had no material effect on our consolidated financial condition, results of operations or cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued an accounting standard that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The standard aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements such that they all will be accounted for as secured borrowings. The standard eliminates sale accounting for repurchase-to-maturity transactions and supersedes the standard under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement.

We adopted the standard on its required effective date of January 1, 2015 on a prospective basis.  The adoption of this standard had no material effect on our consolidated financial condition, results of operations or cash flows.

Future Application of Accounting Standards

Revenue Recognition

In May 2014, the FASB issued an accounting standard that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our other activities.

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

Consolidation:  Amendments to the Consolidation Analysis

In February 2015, the FASB issued an accounting standard that affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

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

Item 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. SEGMENT INFORMATION

We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources through two reportable segments:  Commercial Insurance and Consumer Insurance in addition to a Corporate and Other category.  The Corporate and Other category consists of businesses and items not allocated to our reportable segments.

We evaluate performance based on revenue and pre-tax operating income (loss).  Pre-tax operating income (loss) is derived by excluding certain items from net income (loss) attributable to AIG.  See the table below for items excluded from pre-tax operating income (loss).

The following tables present our operations by reportable segment:

	2015		2014
		Pre-Tax		Pre-Tax
Three Months Ended March 31,	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance
Property Casualty	$5,956	$1,170	$6,112	$1,116
Mortgage Guaranty	264	145	248	76
Institutional Markets	624	147	695	229
Total Commercial Insurance	6,844	1,462	7,055	1,421
Consumer Insurance
Retirement	2,388	800	2,485	915
Life	1,613	171	1,610	235
Personal Insurance	2,862	(26)	3,064	18
Total Consumer Insurance	6,863	945	7,159	1,168
Corporate and Other
Direct Investment book	178	145	519	440
Global Capital Markets	137	114	59	29
AIG Parent and Other*	968	(120)	523	(538)
Consolidation and elimination	(273)	(1)	(133)	1
Total Corporate and Other	1,010	138	968	(68)
AIG Consolidation and elimination	(127)	(18)	(82)	35
Total AIG Consolidated revenues and pre-tax operating income	$14,590	$2,527	$15,100	$2,556
Reconciling Items from pre-tax operating income to pre-tax income:
Changes in fair values of fixed maturity securities designated to
hedge living benefit liabilities, net of interest expense	44	44	76	76
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	(54)	-	7
Loss on extinguishment of debt	-	(68)	-	(238)
Net realized capital gains	1,341	1,341	(152)	(152)
Income from divested businesses	(15)	(21)	1,113	21
Legal settlements related to legacy crisis matters	15	15	26	26
Legal reserves related to legacy crisis matters	-	(8)	-	(23)
Pre-tax income	$15,975	$3,776	$16,163	$2,273

*    Includes Run-off Insurance Lines and Other Businesses.

Item 1 / NOTE 4. DISCONTINUED OPERATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. DISCONTINUED OPERATIONS

Discontinued Operations

In connection with the 2010 sale of American Life Insurance Company (ALICO) to MetLife, Inc. (MetLife), we recognized the following income (loss) from discontinued operations:

Three Months Ended March 31,
(in millions)	2015	2014
Revenues:
Gain (loss) on sale	$1	$(1)
Gain (loss) from discontinued operations, before income tax expense	1	(1)
Income tax expense	-	46
Income (loss) from discontinued operations, net of income tax expense	$1	$(47)

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

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2015				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting*	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$65	$2,709	$-	$-	$-	$2,774
Obligations of states, municipalities and political subdivisions	-	25,579	2,256	-	-	27,835
Non-U.S. governments	716	19,139	34	-	-	19,889
Corporate debt	-	142,315	1,827	-	-	144,142
RMBS	-	20,387	17,345	-	-	37,732
CMBS	-	10,749	2,694	-	-	13,443
CDO/ABS	-	8,554	6,453	-	-	15,007
Total bonds available for sale	781	229,432	30,609	-	-	260,822
Other bond securities:
U.S. government and government sponsored entities	-	5,483	-	-	-	5,483
Obligations of states, municipalities and political subdivisions	-	76	-	-	-	76
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	551	16	-	-	567
RMBS	-	888	1,288	-	-	2,176
CMBS	-	676	269	-	-	945
CDO/ABS	-	1,914	7,850	-	-	9,764
Total other bond securities	-	9,590	9,423	-	-	19,013
Equity securities available for sale:
Common stock	3,056	3	1	-	-	3,060
Preferred stock	25	-	-	-	-	25
Mutual funds	680	1	-	-	-	681
Total equity securities available for sale	3,761	4	1	-	-	3,766
Other equity securities	1,076	2	22	-	-	1,100
Mortgage and other loans receivable	-	-	6	-	-	6
Other invested assets	2	4,096	5,098	-	-	9,196
Derivative assets:
Interest rate contracts	1	4,806	14	-	-	4,821
Foreign exchange contracts	-	971	-	-	-	971
Equity contracts	109	7	68	-	-	184
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	4	-	-	4
Other contracts	-	-	29	-	-	29
Counterparty netting and cash collateral	-	-	-	(2,476)	(1,912)	(4,388)
Total derivative assets	110	5,784	115	(2,476)	(1,912)	1,621
Short-term investments	566	642	-	-	-	1,208
Separate account assets	76,673	5,466	-	-	-	82,139
Total	$82,969	$255,016	$45,274	$(2,476)	$(1,912)	$378,871
Liabilities:
Policyholder contract deposits	$-	$47	$1,835	$-	$-	$1,882
Other policyholder funds	-	8	-	-	-	8

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivative liabilities:
Interest rate contracts	-	4,073	83	-	-	4,156
Foreign exchange contracts	-	1,445	8	-	-	1,453
Equity contracts	-	87	2	-	-	89
Commodity contracts	-	6	-	-	-	6
Credit contracts	-	-	795	-	-	795
Other contracts	-	-	88	-	-	88
Counterparty netting and cash collateral	-	-	-	(2,476)	(1,460)	(3,936)
Total derivative liabilities	-	5,611	976	(2,476)	(1,460)	2,651
Long-term debt	-	4,658	186	-	-	4,844
Other liabilities	-	178	-	-	-	178
Total	$-	$10,502	$2,997	$(2,476)	$(1,460)	$9,563
December 31, 2014				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting*	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$322	$2,670	$-	$-	$-	$2,992
Obligations of states, municipalities and political subdivisions	-	25,500	2,159	-	-	27,659
Non-U.S. governments	742	20,323	30	-	-	21,095
Corporate debt	-	142,550	1,883	-	-	144,433
RMBS	-	20,715	16,805	-	-	37,520
CMBS	-	10,189	2,696	-	-	12,885
CDO/ABS	-	7,165	6,110	-	-	13,275
Total bonds available for sale	1,064	229,112	29,683	-	-	259,859
Other bond securities:
U.S. government and government sponsored entities	130	5,368	-	-	-	5,498
Obligations of states, municipalities and political subdivisions	-	122	-	-	-	122
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	719	-	-	-	719
RMBS	-	989	1,105	-	-	2,094
CMBS	-	708	369	-	-	1,077
CDO/ABS	-	2,751	7,449	-	-	10,200
Total other bond securities	130	10,659	8,923	-	-	19,712
Equity securities available for sale:
Common stock	3,626	2	1	-	-	3,629
Preferred stock	25	-	-	-	-	25
Mutual funds	738	3	-	-	-	741
Total equity securities available for sale	4,389	5	1	-	-	4,395
Other equity securities	1,024	25	-	-	-	1,049
Mortgage and other loans receivable	-	-	6	-	-	6
Other invested assets	2	3,742	5,650	-	-	9,394
Derivative assets:
Interest rate contracts	2	3,729	12	-	-	3,743
Foreign exchange contracts	-	839	1	-	-	840
Equity contracts	98	58	51	-	-	207
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	4	-	-	4
Other contracts	-	-	31	-	-	31
Counterparty netting and cash collateral	-	-	-	(2,102)	(1,119)	(3,221)
Total derivative assets	100	4,626	99	(2,102)	(1,119)	1,604

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Short-term investments	584	1,100	-	-	-	1,684
Separate account assets	73,939	6,097	-	-	-	80,036
Total	$81,232	$255,366	$44,362	$(2,102)	$(1,119)	$377,739
Liabilities:
Policyholder contract deposits	$-	$52	$1,509	$-	$-	$1,561
Other policyholder funds	-	8	-	-	-	8
Derivative liabilities:
Interest rate contracts	-	3,047	86	-	-	3,133
Foreign exchange contracts	-	1,482	9	-	-	1,491
Equity contracts	-	98	4	-	-	102
Commodity contracts	-	6	-	-	-	6
Credit contracts	-	-	982	-	-	982
Other contracts	-	-	90	-	-	90
Counterparty netting and cash collateral	-	-	-	(2,102)	(1,429)	(3,531)
Total derivative liabilities	-	4,633	1,171	(2,102)	(1,429)	2,273
Long-term debt	-	5,253	213	-	-	5,466
Other liabilities	34	316	-	-	-	350
Total	$34	$10,262	$2,893	$(2,102)	$(1,429)	$9,658

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

During the three-month periods ended March 31, 2015 and 2014, we transferred $72 million and $62 milion, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the three-month periods ended March 31, 2015 and 2014, we transferred $115 million and $103 million, respectively, of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2.

We had no material transfers from Level 2 to Level 1 during the three-month periods ended March 31, 2015 and 2014, respectively.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three-month periods ended March 31, 2015 and 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2015 and 2014:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	in	out	of Period	at End of Period
Three Months Ended March 31, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,159	$1	$45	$65	$-	$(14)	$2,256	$-
Non-U.S. governments	30	-	-	4	-	-	34	-
Corporate debt	1,883	-	17	(61)	44	(56)	1,827	-
RMBS	16,805	258	(72)	354	-	-	17,345	-
CMBS	2,696	24	10	30	-	(66)	2,694	-
CDO/ABS	6,110	33	29	402	-	(121)	6,453	-
Total bonds available for sale	29,683	316	29	794	44	(257)	30,609	-
Other bond securities:
Corporate debt	-	-	-	-	16	-	16	-
RMBS	1,105	(19)	-	204	29	(31)	1,288	(31)
CMBS	369	-	-	(100)	-	-	269	2
CDO/ABS	7,449	132	-	(238)	581	(74)	7,850	(40)
Total other bond securities	8,923	113	-	(134)	626	(105)	9,423	(69)
Equity securities available for sale:
Common stock	1	-	-	-	-	-	1	-
Total equity securities available for sale	1	-	-	-	-	-	1	-
Other equity securities	-	-	-	-	22	-	22	(3)
Mortgage and other loans receivable	6	-	-	-	-	-	6	-
Other invested assets	5,650	446	(511)	(494)	7	-	5,098	-
Total	$44,263	$875	$(482)	$166	$699	$(362)	$45,159	$(72)
Liabilities:
Policyholder contract deposits	$(1,509)	$(275)	$-	$(51)	$-	$-	$(1,835)	$(50)
Derivative liabilities, net:
Interest rate contracts	(74)	(4)	-	9	-	-	(69)	(4)
Foreign exchange contracts	(8)	1	-	(1)	-	-	(8)	1
Equity contracts	47	8	-	11	-	-	66	5
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts	(978)	147	-	40	-	-	(791)	28
Other contracts	(59)	14	2	(16)	-	-	(59)	14
Total derivative liabilities, net(a)	(1,072)	166	2	43	-	-	(861)	44
Long-term debt(b)	(213)	15	-	12	-	-	(186)	19
Total	$(2,794)	$(94)	$2	$4	$-	$-	$(2,882)	$13
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	in	out	of Period	at End of Period
Three Months Ended March 31, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions(c)	$1,080	$-	$117	$846	$-	$(1)	$2,042	$-
Non-U.S. governments	16	-	(1)	2	-	-	17	-
Corporate debt	1,255	(3)	20	4	648	(109)	1,815	-
RMBS	14,941	244	133	557	-	(111)	15,764	-
CMBS	5,735	6	111	(50)	-	(61)	5,741	-
CDO/ABS	6,974	34	2	8	66	(474)	6,610	-
Total bonds available for sale	30,001	281	382	1,367	714	(756)	31,989	-

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other bond securities:
RMBS	937	28	-	104	-	-	1,069	16
CMBS	844	17	-	(91)	-	-	770	14
CDO/ABS	8,834	335	-	(451)	-	(220)	8,498	166
Total other bond securities	10,615	380	-	(438)	-	(220)	10,337	196
Equity securities available for sale:
Common stock	1	-	-	-	-	(1)	-	-
Total equity securities available for sale	1	-	-	-	-	(1)	-	-
Other invested assets	5,930	79	54	49	85	(207)	5,990	-
Total	$46,547	$740	$436	$978	$799	$(1,184)	$48,316	$196
Liabilities:
Policyholder contract deposits	$(312)	$(474)	$(8)	$29	$-	$-	$(765)	$(82)
Derivative liabilities, net:
Interest rate contracts	(100)	(6)	-	8	-	-	(98)	(1)
Equity contracts	49	(3)	-	(5)	47	-	88	(6)
Commodity contracts	1	-	-	-	-	-	1	-
Credit contracts	(1,280)	80	-	15	-	-	(1,185)	94
Other contracts	(109)	16	(1)	(15)	-	-	(109)	12
Total derivative liabilities, net(a)	(1,439)	87	(1)	3	47	-	(1,303)	99
Long-term debt(b)	(370)	(3)	-	19	(70)	21	(403)	7
Total	$(2,121)	$(390)	$(9)	$51	$(23)	$21	$(2,471)	$24

(a) Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b) Includes guaranteed investment agreements (GIAs), notes, bonds, loans and mortgages payable.

(c)  Purchases, Sales, Issues and Settlements, Net primarily reflect the effect of consolidating previously unconsolidated securitization vehicles.

Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended March 31, 2015
Bonds available for sale	$311	$(9)	$14	$316
Other bond securities	18	6	89	113
Other invested assets	68	389	(11)	446
Policyholder contract deposits	-	(275)	-	(275)
Derivative liabilities, net	19	6	141	166
Long-term debt	-	-	15	15
Three Months Ended March 31, 2014
Bonds available for sale	$304	$(36)	$13	$281
Other bond securities	51	1	328	380
Other invested assets	77	(4)	6	79
Policyholder contract deposits	-	(474)	-	(474)
Derivative liabilities, net	15	(3)	75	87
Long-term debt	-	-	(3)	(3)

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present the gross components of purchases, sales, issues and settlements, net, shown above, for the three-month periods ended March 31, 2015 and 2014 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Three Months Ended March 31, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$107	$(22)	$(20)	$65
Non-U.S. governments	6	-	(2)	4
Corporate debt	6	(50)	(17)	(61)
RMBS	961	(22)	(585)	354
CMBS	72	(27)	(15)	30
CDO/ABS	579	(23)	(154)	402
Total bonds available for sale	1,731	(144)	(793)	794
Other bond securities:
RMBS	245	(6)	(35)	204
CMBS	-	(36)	(64)	(100)
CDO/ABS	214	(40)	(412)	(238)
Total other bond securities	459	(82)	(511)	(134)
Equity securities available for sale	-	-	-	-
Other invested assets	240	(586)	(148)	(494)
Total assets	$2,430	$(812)	$(1,452)	$166
Liabilities:
Policyholder contract deposits	$-	$(73)	$22	$(51)
Derivative liabilities, net	15	-	28	43
Long-term debt(b)	-	-	12	12
Total liabilities	$15	$(73)	$62	$4
Three Months Ended March 31, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions(c)	$888	$(5)	$(37)	$846
Non-U.S. governments	2	-	-	2
Corporate debt	56	(7)	(45)	4
RMBS	1,087	(15)	(515)	557
CMBS	65	(57)	(58)	(50)
CDO/ABS	330	-	(322)	8
Total bonds available for sale	2,428	(84)	(977)	1,367
Other bond securities:
Corporate debt	-	-	-	-
RMBS	141	(5)	(32)	104
CMBS	-	(6)	(85)	(91)
CDO/ABS	21	(7)	(465)	(451)
Total other bond securities	162	(18)	(582)	(438)
Equity securities available for sale	-	-	-	-
Other invested assets	296	-	(247)	49
Total assets	$2,886	$(102)	$(1,806)	$978
Liabilities:
Policyholder contract deposits	$-	$(12)	$41	$29
Derivative liabilities, net	1	-	2	3
Long-term debt(b)	-	-	19	19
Total liabilities	$1	$(12)	$62	$51

(a)  There were no issuances during the three-month periods ended March 31, 2015 and 2014, respectively.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

(c)  Purchases primarily reflect the effect of consolidating previously unconsolidated securitization vehicles.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2015 and 2014 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income as shown in the table above excludes $18 million and $23 million of net gains related to assets and liabilities transferred into Level 3 during the three-month periods ended March 31, 2015 and 2014, respectively, and includes $3 million and $23 million of net gains related to assets and liabilities transferred out of Level 3 during the three-month periods ended March 31, 2015 and 2014, respectively.

Transfers of Level 3 Assets

During the three-month periods ended March 31, 2015 and 2014, transfers into Level 3 assets primarily included certain investments in CDO/ABS and private placement corporate debt.  The transfers of investments in CDO/ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types. Transfers of investments in private placement corporate debt into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.

During the three-month periods ended March 31, 2015 and 2014, transfers out of Level 3 assets primarily related to certain investments in corporate debt, RMBS, CDO/ABS, and investments in hedge funds. Transfers of certain investments in corporate debt, RMBS, and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. The transfers of certain hedge fund investments out of Level 3 assets were primarily the result of easing of certain fund-imposed redemption restrictions.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three-month periods ended March 31, 2015 and 2014, respectively.

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

	Fair Value at
	March 31,	Valuation		Range
(in millions)	2015	Technique	Unobservable Input	(Weighted Average)
Assets:

Obligations of states,	$1,263	Discounted cash flow	Yield(b)	3.78% - 4.46% (4.12%)
municipalities and
political subdivisions

Corporate debt	1,085	Discounted cash flow	Yield(b)	3.77% - 8.21% (5.99%)

RMBS	18,003	Discounted cash flow	Constant prepayment rate(a)(c)	0.76% - 9.06% (4.91%)
			Loss severity(a)(c)	46.57% - 80.00% (63.29%)
			Constant default rate(a)(c)	3.56% - 9.28% (6.42%)
			Yield(c)	2.79% - 6.29% (4.54%)

Certain CDO/ABS	5,259	Discounted cash flow	Constant prepayment rate(a)(c)	6.30% - 12.00% (8.70%)
			Loss severity(a)(c)	43.90% - 58.50% (51.40%)
			Constant default rate(a)(c)	2.50% - 14.30% (7.70%)
			Yield(c)	4.60% - 8.70% (6.90%)

CMBS	2,583	Discounted cash flow	Yield(b)	0.00% - 17.56% (5.88%)

CDO/ABS - DIB		Binomial Expansion	Recovery rate(b)	5.00% - 33.00% (21.00%)
	310	Technique (BET)	Diversity score(b)	3 - 26 (12)
			Weighted average life(b)	0.27 - 10.40 years (4.97 years)
Liabilities:

Policyholder contract
deposits

GMWB	1,121	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%(d)
			Base lapse rate(b)	1.00% - 40.00%(d)
			Dynamic lapse rate(b)	0.20% - 60.00%(d)
			Mortality rate(b)	0.10% - 35.00%(d)
			Utilization rate(b)	0.50% - 30.00%(d)

Index Annuities	361	Discounted cash flow	Lapse rates	0.75% - 66.00%(d)
			Mortality rates	0.02% - 44.06%(d)

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Index Life	291	Discounted cash flow	Equity implied volatility	10.00% to 25.00%(d)
			Base lapse rate	2.00% to 19.00%(d)
			Mortality rates	0.00% to 20.00%(d)

Total derivative
liabilities, net	554	BET	Recovery rate(b)	8.00% - 23.00% (11.00%)
			Diversity score(b)	9 - 22 (14)
			Weighted average life(b)	3.09 - 10.40 years (7.12 years)

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2014	Technique	Unobservable Input	(Weighted Average )
Assets:

Obligations of states,	$1,178	Discounted cash flow	Yield(b)	3.9% - 4.62% (4.26%)
municipalities and
political subdivisions

Corporate debt	1,145	Discounted cash flow	Yield(b)	3.46% - 8.75% (6.10%)

RMBS	17,353	Discounted cash flow	Constant prepayment rate(a)(c)	0.59% - 9.35% (4.97%)
			Loss severity(a)(c)	46.04% - 79.56% (62.80%)
			Constant default rate(a)(c)	3.67% - 9.96% (6.82%)
			Yield(c)	2.67% - 6.64% (4.65%)

Certain CDO/ABS	5,282	Discounted cash flow	Constant prepayment rate(a)(c)	6.40% - 12.80% (9.20%)
			Loss severity(a)(c)	42.90% - 60.30% (51.90%)
			Constant default rate(a)(c)	2.50% - 14.70% (7.80%)
			Yield(c)	4.70% - 9.70% (7.10%)

CMBS	2,687	Discounted cash flow	Yield(b)	0.00% - 17.29% (6.06%)

CDO/ABS - DIB		Binomial Expansion	Recovery rate(b)	7.00% - 36.00% (21.00%)
	279	Technique (BET)	Diversity score(b)	5 - 27 (12)
			Weighted average life(b)	0.25 - 10.49 years (3.93 years)
Liabilities:

Policyholder contract
deposits

GMWB	890	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%(d)
			Base lapse rate(b)	1.00% - 40.00%(d)
			Dynamic lapse rate(b)	0.20% - 60.00%(d)
			Mortality rate(b)	0.10% - 35.00%(d)
			Utilization rate(b)	0.50% - 30.00%(d)

Index Annuities	294	Discounted cash flow	Lapse rates	0.75% - 66%(d)
			Mortality rates	0.02% - 44.06%(d)

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Index Life	259	Discounted cash flow	Equity implied volatility	10.00% to 25.00%(d)
			Base lapse rate	2.00% to 19.00%(d)
			Mortality rate	0.00% to 20.00%(d)

Total derivative
liabilities, net	791	BET	Recovery rate(b)	5.00% - 23.00% (13.00%)
			Diversity score(b)	8 - 25 (13)
			Weighted average life(b)	2.67 - 10.49 years (4.65 years)

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

(d) Represents actual maximum and minimum, not weighted average rates.

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

CDO/ABS – DIB

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

Derivative liabilities – credit contracts

The significant unobservable inputs used for Derivative liabilities – credit contracts are recovery rates, diversity scores, and the weighted average life of the portfolio.  AIG non‑performance risk is also considered in the measurement of the liability.

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

		March 31, 2015		December 31, 2014
		Fair Value Using Net Asset Value Per Share (or its equivalent)		Fair Value Using Net Asset Value Per Share (or its equivalent)

			Unfunded		Unfunded
(in millions)	Investment Category Includes		Commitments		Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,123	$461	$2,275	$450

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	370	205	384	227

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	133	30	121	26

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	161	43	164	43

Other	Includes multi-strategy, mezzanine and other strategies	248	209	216	234
Total private equity funds		3,035	948	3,160	980
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,182	-	1,109	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	2,750	1	2,428	1

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	531	-	498	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	736	23	731	5

Emerging markets	Investments in the financial markets of developing countries	339	-	308	-

Other	Includes multi-strategy, relative value and other strategies	173	-	125	-
Total hedge funds		5,711	24	5,199	6
Total		$8,746	$972	$8,359	$986

Private equity fund investments included above are not redeemable, as distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10‑year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one- or two‑year increments. At March 31, 2015, assuming average original expected lives of 10 years for the funds, 85 percent of the total fair value using net asset

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 5 percent between four and six years and 10 percent between seven and 10 years.

The hedge fund investments included above are generally redeemable monthly (14 percent), quarterly (48 percent), semi‑annually (15 percent) and annually (23 percent), with redemption notices ranging from one day to 180 days. At March 31, 2015, however, investments representing approximately 44 percent of the total fair value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various contractual restrictions. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre‑defined end dates and are generally expected to be lifted by the end of 2016. The fund investments for which redemption is restricted only in part generally relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

Fair Value Option

The following table presents the gains and losses recorded related to the eligible instruments for which we elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2015	2014
Assets:
Mortgage and other loans receivable	$-	$-
Bond and equity securities	141	666
Alternative investments(a)	145	154
Other, including Short-term investments	2	3
Liabilities:
Long-term debt(b)	(76)	(74)
Other liabilities	(3)	(4)
Total gain	$209	$745

(a) Includes hedge funds, private equity funds and other investment partnerships.

(b) Includes GIAs, notes, bonds, loans and mortgages payable.

We recognized gains of $6 million and losses of $11 million during the three-month periods ended March 31, 2015 and 2014, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	March 31, 2015			December 31, 2014
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$6	$4	$2	$6	$4	$2
Liabilities:
Long-term debt*	$4,844	$3,541	$1,303	$5,466	$4,101	$1,365

*    Includes GIAs, notes, bonds, loans and mortgages payable.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value Measurements on a Non-Recurring Basis

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2015	2014
March 31, 2015
Other investments	$-	$-	$1,058	$1,058	$25	$49
Investments in life settlements	-	-	308	308	70	42
Other assets	-	-	9	9	4	1
Total	$-	$-	$1,375	$1,375	$99	$92
December 31, 2014
Other investments	$-	$-	$790	$790
Investments in life settlements	-	-	537	537
Other assets	-	-	1	1
Total	$-	$-	$1,328	$1,328

Fair Value Information About Financial Instruments Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
March 31, 2015
Assets:
Mortgage and other loans receivable	$-	$424	$26,730	$27,154	$25,307
Other invested assets	-	549	2,912	3,461	4,324
Short-term investments	-	10,753	-	10,753	10,753
Cash	1,823	-	-	1,823	1,823
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	253	120,740	120,993	106,646
Other liabilities	-	1,300	-	1,300	1,300
Long-term debt	-	25,928	3,807	29,735	27,155
December 31, 2014
Assets:
Mortgage and other loans receivable	$-	$449	$26,157	$26,606	$24,984
Other invested assets	-	593	2,882	3,475	4,352
Short-term investments	-	9,559	-	9,559	9,559
Cash	1,758	-	-	1,758	1,758
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	244	119,268	119,512	106,395
Other liabilities	-	1,120	-	1,120	1,120
Long-term debt	-	24,749	2,932	27,681	25,751

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
March 31, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$2,557	$222	$(5)	$2,774	$-
Obligations of states, municipalities and political subdivisions	26,088	1,783	(36)	27,835	-
Non-U.S. governments	18,857	1,149	(117)	19,889	-
Corporate debt	133,066	11,923	(847)	144,142	57
Mortgage-backed, asset-backed and collateralized:
RMBS	34,551	3,466	(285)	37,732	1,698
CMBS	12,503	971	(31)	13,443	224
CDO/ABS	14,492	665	(150)	15,007	38
Total mortgage-backed, asset-backed and collateralized	61,546	5,102	(466)	66,182	1,960
Total bonds available for sale(b)	242,114	20,179	(1,471)	260,822	2,017
Equity securities available for sale:
Common stock	1,000	2,071	(11)	3,060	-
Preferred stock	21	4	-	25	-
Mutual funds	662	63	(44)	681	-
Total equity securities available for sale	1,683	2,138	(55)	3,766	-
Total	$243,797	$22,317	$(1,526)	$264,588	$2,017
December 31, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$2,806	$204	$(18)	$2,992	$-
Obligations of states, municipalities and political subdivisions	25,979	1,729	(49)	27,659	(13)
Non-U.S. governments	20,280	966	(151)	21,095	-
Corporate debt	134,961	10,594	(1,122)	144,433	64
Mortgage-backed, asset-backed and collateralized:
RMBS	34,377	3,435	(292)	37,520	1,767
CMBS	12,129	815	(59)	12,885	215
CDO/ABS	12,775	628	(128)	13,275	47
Total mortgage-backed, asset-backed and collateralized	59,281	4,878	(479)	63,680	2,029
Total bonds available for sale(b)	243,307	18,371	(1,819)	259,859	2,080
Equity securities available for sale:
Common stock	1,185	2,461	(17)	3,629	-
Preferred stock	21	4	-	25	-
Mutual funds	724	54	(37)	741	-
Total equity securities available for sale	1,930	2,519	(54)	4,395	-
Total	$245,237	$20,890	$(1,873)	$264,254	$2,080

(a) Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(b) At March 31, 2015 and December 31, 2014, bonds available for sale held by us that were below investment grade or not rated totaled $36.1 billion and $35.1 billion, respectively.

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$120	$1	$141	$4	$261	$5
Obligations of states, municipalities and political
subdivisions	1,130	14	460	22	1,590	36
Non-U.S. governments	1,605	47	884	70	2,489	117
Corporate debt	12,048	449	4,563	398	16,611	847
RMBS	5,540	125	2,953	160	8,493	285
CMBS	453	3	603	28	1,056	31
CDO/ABS	3,193	56	1,812	94	5,005	150
Total bonds available for sale	24,089	695	11,416	776	35,505	1,471
Equity securities available for sale:
Common stock	58	11	-	-	58	11
Mutual funds	275	44	-	-	275	44
Total equity securities available for sale	333	55	-	-	333	55
Total	$24,422	$750	$11,416	$776	$35,838	$1,526
December 31, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$526	$5	$281	$13	$807	$18
Obligations of states, municipalities and political
subdivisions	495	9	794	40	1,289	49
Non-U.S. governments	1,606	42	1,690	109	3,296	151
Corporate debt	12,132	450	11,570	672	23,702	1,122
RMBS	4,621	109	3,996	183	8,617	292
CMBS	220	1	2,087	58	2,307	59
CDO/ABS	3,857	50	1,860	78	5,717	128
Total bonds available for sale	23,457	666	22,278	1,153	45,735	1,819
Equity securities available for sale:
Common stock	88	16	2	1	90	17
Mutual funds	280	37	64	-	344	37
Total equity securities available for sale	368	53	66	1	434	54
Total	$23,825	$719	$22,344	$1,154	$46,169	$1,873

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At March 31, 2015, we held 4,983 and 112 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,351 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2015 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
March 31, 2015	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,434	$10,590	$655	$632
Due after one year through five years	48,034	50,920	4,452	4,314
Due after five years through ten years	59,209	62,855	8,569	8,170
Due after ten years	62,891	70,275	8,280	7,835
Mortgage-backed, asset-backed and collateralized	61,546	66,182	15,020	14,554
Total	$242,114	$260,822	$36,976	$35,505
December 31, 2014
Due in one year or less	$9,821	$9,975	$637	$620
Due after one year through five years	48,352	50,873	6,669	6,529
Due after five years through ten years	62,685	65,889	12,873	12,338
Due after ten years	63,168	69,442	10,255	9,607
Mortgage-backed, asset-backed and collateralized	59,281	63,680	17,120	16,641
Total	$243,307	$259,859	$47,554	$45,735

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	2015		2014
	Gross	Gross	Gross	Gross
Three Months Ended March 31,	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses
Fixed maturity securities	$149	$118	$216	$31
Equity securities	496	5	30	2
Total	$645	$123	$246	$33

For the three-month periods ended March 31, 2015 and 2014, respectively, the aggregate fair value of available for sale securities sold was $6.9 billion and $6.1 billion, respectively, which resulted in net realized capital gains of $0.5 billion and $0.2 billion, respectively.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	March 31, 2015		December 31, 2014
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$5,483	27%	$5,498	27%
Obligations of states, municipalities and political subdivisions	76	-	122	1
Non-U.S. governments	2	-	2	-
Corporate debt	567	3	719	3
Mortgage-backed, asset-backed and collateralized:
RMBS	2,176	11	2,094	10
CMBS	945	5	1,077	5
CDO/ABS and other collateralized*	9,764	49	10,200	49
Total mortgage-backed, asset-backed and collateralized	12,885	65	13,371	64
Total fixed maturity securities	19,013	95	19,712	95
Equity securities	1,100	5	1,049	5
Total	$20,113	100%	$20,761	100%

* Includes $825 million and $859 million of U.S. Government agency backed ABS at March 31, 2015 and December 31, 2014, respectively.

Net Investment Income

The following table presents the components of Net investment income:

Three Months Ended March 31,
(in millions)	2015	2014
Fixed maturity securities, including short-term investments	$2,883	$3,131
Equity securities	15	(85)
Interest on mortgage and other loans	339	318
Alternative investments*	689	925
Real estate	26	28
Other investments	38	11
Total investment income	3,990	4,328
Investment expenses	152	132
Net investment income	$3,838	$4,196

* Includes hedge funds, private equity funds, affordable housing partnerships, investments in life settlements and other investment partnerships.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Three Months Ended March 31,
(in millions)	2015	2014
Sales of fixed maturity securities	$31	$185
Sales of equity securities	491	28
Other-than-temporary impairments:
Severity	(2)	-
Change in intent	(24)	(5)
Foreign currency declines	(29)	(4)
Issuer-specific credit events	(68)	(49)
Adverse projected cash flows	(5)	(1)
Provision for loan losses	24	5
Foreign exchange transactions	254	26
Derivative instruments	208	(289)
Impairments on investments in life settlements	(70)	(42)
Other*	531	(6)
Net realized capital gains (losses)	$1,341	$(152)

* Includes realized gains due to the sale of Class B shares of Prudential Financial, Inc.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Three Months Ended March 31,
(in millions)	2015	2014
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$2,156	$3,994
Equity securities	(382)	(128)
Other investments	(503)	73
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$1,271	$3,939

* Excludes net unrealized gains attributable to businesses held for sale.

Evaluating Investments for Other-Than-Temporary Impairments

For a discussion of our policy for evaluating investments for other-than-temporary impairments, see Note 6 to the Consolidated Financial Statements in the 2014 Annual Report.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Three Months Ended March 31,
(in millions)	2015	2014
Balance, beginning of year	$2,659	$3,872
Increases due to:
Credit impairments on new securities subject to impairment losses	15	8
Additional credit impairments on previously impaired securities	22	36
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(42)	(330)
Accretion on securities previously impaired due to credit*	(188)	(188)
Other	-	(9)
Balance, end of period	$2,466	$3,389

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$31,562
Cash flows expected to be collected*	25,480
Recorded investment in acquired securities	16,986

* Represents undiscounted expected cash flows, including both principal and interest.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	March 31, 2015	December 31, 2014
Outstanding principal balance	$17,362	$16,962
Amortized cost	12,601	12,216
Fair value	13,788	13,462

The following table presents activity for the accretable yield on PCI securities:

Three Months Ended March 31,
(in millions)	2015	2014
Balance, beginning of period	$6,865	$6,940
Newly purchased PCI securities	245	522
Disposals	-	-
Accretion	(220)	(212)
Effect of changes in interest rate indices	(138)	(59)
Net reclassification to/(from) non-accretable difference,
including effects of prepayments	13	(21)
Balance, end of period	$6,765	$7,170

Pledged Investments

Secured Financing and Similar Arrangements

We enter into secured financing transactions whereby certain securities are sold under agreements to repurchase (repurchase agreements), in which we transfer securities in exchange for cash, with an agreement by us to repurchase the same or substantially similar securities.  In the majority of these repurchase agreements, the securities transferred by us may be sold or repledged by the counterparties.  Repurchase agreements entered into by the Direct Investment book (DIB) are carried at fair value based on market-observable interest rates.  All other repurchase agreements are recorded at their contracted repurchase amounts plus accrued interest.

The following table presents the fair value of securities pledged to counterparties under secured financing transactions:

(in millions)	March 31, 2015	December 31, 2014
Other bond securities	1,180	2,122

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	March 31, 2015	December 31, 2014
Securities collateral pledged to us	$4,340	$2,506
Amount sold or repledged by us	132	131

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Insurance - Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $6.5 billion and $5.9 billion at March 31, 2015 and December 31, 2014, respectively.

Other Pledges

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $41 million and $44 million of stock in FHLBs at March 31, 2015 and December 31, 2014, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $1.2 billion and $0.5 billion at March 31, 2015 and December 31, 2014, respectively, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $3.1 billion and $3.5 billion at March 31, 2015 and December 31, 2014, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

7. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable, net:

	March 31,	December 31,
(in millions)	2015	2014
Commercial mortgages*	$19,172	$18,909
Life insurance policy loans	2,665	2,710
Commercial loans, other loans and notes receivable	3,726	3,642
Total mortgage and other loans receivable	25,563	25,261
Allowance for losses	(250)	(271)
Mortgage and other loans receivable, net	$25,313	$24,990

* Commercial mortgages primarily represent loans for office, retail, apartment and industrial properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 14 percent and 18 percent, respectively, at both March 31, 2015 and December 31, 2014).

Item 1 / NOTE 7. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the credit quality indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
March 31, 2015
Credit Quality Indicator:
In good standing	983	$3,383	$6,449	$4,073	$2,020	$1,713	$1,080	$18,718	98%
Restructured(a)	8	-	408	6	-	16	-	430	2
90 days or less delinquent	1	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	5	-	14	10	-	-	-	24	-
Total(b)	997	$3,383	$6,871	$4,089	$2,020	$1,729	$1,080	$19,172	100%
Valuation allowance		$1	$74	$29	$23	$6	$10	$143	1%
December 31, 2014
Credit Quality Indicator:
In good standing	1,007	$3,384	$6,100	$3,807	$1,689	$1,660	$1,812	$18,452	98%
Restructured(a)	7	-	343	7	-	17	-	367	2
90 days or less delinquent	6	-	-	10	-	-	5	15	-
>90 days delinquent or in
process of foreclosure	4	-	75	-	-	-	-	75	-
Total(b)	1,024	$3,384	$6,518	$3,824	$1,689	$1,677	$1,817	$18,909	100%
Allowance for losses		$3	$86	$28	$22	$6	$14	$159	1%

(a) Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 7 to the Consolidated Financial Statements in the 2014 Annual Report.

(b) Does not reflect valuation allowances.

(c)  Over 99 percent of the commercial mortgages held at such respective dates were current as to payments of principal and interest.

Allowance for Loan Losses

See Note 7 to the Consolidated Financial Statements in the 2014 Annual Report for a discussion of our accounting policy for evaluating mortgage and other loans receivable for impairment.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2015			2014
Three Months Ended March 31,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$159	$112	$271	$201	$111	$312
Loans charged off	-	(1)	(1)	-	-	-
Recoveries of loans previously charged off	4	-	4	-	-	-
Net charge-offs	4	(1)	3	-	-	-
Provision for loan losses	(20)	(4)	(24)	(1)	(12)	(13)
Other	-	-	-	-	-	-
Allowance, end of period	$143 *	$107	$250	$200 *	$99	$299

* Of the total allowance at the end of the periods, $45 million and $98 million relate to individually assessed credit losses on $131 million and $281 million of commercial mortgage loans at March 31, 2015 and 2014, respectively.

During the three-month periods ended March 31, 2015 and 2014, loans with a carrying value of $65 million and $136 million, respectively, were modified in troubled debt restructurings.

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles	Structured Investment Vehicle	Affordable Housing Partnerships	Other	Total
March 31, 2015
Assets:
Bonds available for sale	$-	$11,389	$-	$-	$34	$11,423
Other bond securities	-	6,850	528	-	38	7,416
Mortgage and other loans receivable	-	2,359	-	-	155	2,514
Other invested assets	611	632	-	1,846	27	3,116
Other (a)	41	1,298	142	57	70	1,608
Total assets(b)	$652	$22,528	$670	$1,903	$324	$26,077
Liabilities:
Long-term debt	$68	$1,318	$52	$265	$6	$1,709
Other (c)	37	247	1	140	33	458
Total liabilities	$105	$1,565	$53	$405	$39	$2,167

Item 1 / NOTE 8. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2014
Assets:
Bonds available for sale	$-	$11,459	$-	$-	$35	$11,494
Other bond securities	-	7,251	615	-	40	7,906
Mortgage and other loans receivable	-	2,398	-	-	162	2,560
Other invested assets	577	651	-	1,684	29	2,941
Other (a)	40	1,447	140	49	76	1,752
Total assets(b)	$617	$23,206	$755	$1,733	$342	$26,653
Liabilities:
Long-term debt	$69	$1,370	$52	$199	$7	$1,697
Other(c)	32	276	-	101	37	446
Total liabilities	$101	$1,646	$52	$300	$44	$2,143

(a)  Comprised primarily of Short-term investments, Premiums and other receivables and Other assets at both March 31, 2015 and December 31, 2014.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities and Derivative liabilities, at fair value, at both March 31, 2015 and December 31, 2014.

(d)  At March 31, 2015 and December 31, 2014, off-balance sheet exposure, primarily consisting of commitments to real estate and investment entities, was $81.9 million and $56.4 million, respectively.

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet*	Sheet	Total
March 31, 2015
Real estate and investment entities	$19,342	$2,817	$433	$3,250
Affordable housing partnerships	7,760	405	-	405
Other	383	14	-	14
Total	$27,485	$3,236	$433	$3,669
December 31, 2014
Real estate and investment entities	$19,949	$2,785	$454	$3,239
Affordable housing partnerships	7,911	425	-	425
Other	617	32	-	32
Total	$28,477	$3,242	$454	$3,696

*  At both March 31, 2015 and December 31, 2014, $3.2 billion of our total unconsolidated VIE assets were recorded as Other invested assets.

See Note 10 to the Consolidated Financial Statements in the 2014 Annual Report for additional information on VIEs.

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. DERIVATIVES AND HEDGE ACCOUNTING

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. See Note 11 to the Consolidated Financial Statements in the 2014 Annual Report for a discussion of our accounting policies and procedures regarding derivatives and hedge accounting.

The following table presents the notional amounts and fair values of our derivative instruments:

	March 31, 2015				December 31, 2014
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value(a)	Amount	Value(a)	Amount	Value(a)	Amount	Value(a)
Derivatives designated as
hedging instruments:
Interest rate contracts	$155	$2	$25	$2	$155	$-	$25	$2
Foreign exchange contracts	1,201	107	1,086	99	611	25	1,794	239
Equity contracts	34	2	92	14	7	1	104	13
Derivatives not designated
as hedging instruments:
Interest rate contracts	77,540	4,819	58,358	4,201	65,070	3,743	45,251	3,183
Foreign exchange contracts	11,847	864	10,426	1,354	13,667	815	8,516	1,251
Equity contracts(b)	7,470	182	42,928	1,926	7,565	206	42,387	1,615
Commodity contracts	13	-	12	6	15	-	11	6
Credit contracts	5	4	1,438	795	5	4	5,288	982
Other contracts(c)	36,221	29	490	88	36,155	31	538	90
Total derivatives not
designated as hedging
instruments	133,096	5,898	113,652	8,370	122,477	4,799	101,991	7,127
Total derivatives, gross	$134,486	$6,009	$114,855	$8,485	$123,250	$4,825	$103,914	$7,381

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) Notional amount of derivative assets and fair value of derivative assets were zero at both March 31, 2015 and December 31, 2014, related to bifurcated embedded derivatives.  Notional amount of derivative liabilities and fair value of derivative liabilities include $39.7 billion and $1.9 billion, respectively, at March 31, 2015, and $39.3 billion and $1.5 billion, respectively, at December 31, 2014, related to bifurcated embedded derivatives. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets.

(c)  Consists primarily of contracts with multiple underlying exposures.

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the fair values of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2015				December 31, 2014
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
GCM derivatives:
AIG Financial Products	$21,971	$2,599	$22,693	$3,380	$23,153	$2,445	$27,719	$3,019
AIG Markets, Inc. (AIG Markets)	67,667	2,984	43,611	2,513	55,005	1,935	29,251	2,136
Total GCM derivatives(a)	89,638	5,583	66,304	5,893	78,158	4,380	56,970	5,155
Non-GCM derivatives(b)	44,848	426	48,551	2,592	45,092	445	46,944	2,226
Total derivatives, gross	$134,486	6,009	$114,855	8,485	$123,250	4,825	$103,914	7,381
Counterparty netting(c)		(2,476)		(2,476)		(2,102)		(2,102)
Cash collateral(d)		(1,912)		(1,460)		(1,119)		(1,429)
Total derivatives, net		1,621		4,549		1,604		3,850
Less: Bifurcated embedded derivatives		-		1,898		-		1,577
Total derivatives on condensed
consolidated balance sheets		$1,621		$2,651		$1,604		$2,273

(a) As of March 31, 2015 and December 31, 2014, includes super senior multi-sector CDOs with a net notional amount of $1.2 billion and $2.6 billion (fair value liability of $554 million and $947 million), respectively. The expected weighted average maturity as of March 31, 2015 is six years. Because of long-term maturities of the credit default swaps (CDSs) in the portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the portfolio. As of March 31, 2015, there were no super senior corporate debt/CLOs remaining. As of December 31, 2014, includes super senior corporate debt/CLOs with a net notional amount of $2.5 billion (fair value liability of $7 million).

(b) Represents derivatives used to hedge the interest rate, foreign currency and equity risk associated with derivatives embedded in insurance contracts and stable value wraps. Assets and liabilities include bifurcated embedded derivatives which are recorded in Policyholder contract deposits.

(c)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(d) Represents cash collateral posted and received that is eligible for netting.

Collateral

We engage in derivative transactions that are not subject to a clearing requirement directly with unaffiliated third parties, in most cases, under International Swaps and Derivatives Association, Inc. (ISDA) Master Agreements. Many of the ISDA Master Agreements also include Credit Support Annex (CSA) provisions, which provide for collateral postings that may vary at various ratings and threshold levels. We attempt to reduce our risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis. We minimize the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and generally requiring additional collateral to be posted upon the occurrence of certain events or circumstances. In addition, certain derivative transactions have provisions that require collateral to be posted upon a downgrade of our long‑term debt ratings or give the counterparty the right to terminate the transaction. In the case of some of the derivative transactions, upon a downgrade of our long‑term debt ratings, as an alternative to posting collateral and subject to certain conditions, we may assign the transaction to an obligor with higher debt ratings or arrange for a substitute guarantee of our obligations by an obligor with higher debt ratings or take other similar action. The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade.

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Collateral posted by us to third parties for derivative transactions was $3.3 billion at both March 31, 2015 and December 31, 2014.  In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.1 billion and $1.3 billion at March 31, 2015 and December 31, 2014, respectively. We generally can repledge or resell this collateral.

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

Hedge Accounting

We designated certain derivatives entered into by GCM with third parties as fair value hedges of available for sale investment securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards and cross currency swaps designated as hedges of the change in fair value of foreign currency denominated available for sale securities attributable to changes in foreign exchange rates. We also designated certain interest rate swaps entered into by GCM with third parties as fair value hedges of fixed-rate GICs attributable to changes in benchmark interest rates.

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three month periods ended March 31, 2015 and 2014, we recognized gains of $94 million and $3 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

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

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:		Including Gains/(Losses) Attributable to:
	Hedging	Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Three Months Ended March 31, 2015
Interest rate contracts:
Realized capital gains/(losses)	$1	$(1)	$-	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	3	-	-	3
Gain/(Loss) on extinguishment of debt	-	13	-	-	13
Foreign exchange contracts:
Realized capital gains/(losses)	132	(128)	-	1	3
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	6	-	-	6
Gain/(Loss) on extinguishment of debt	-	16	-	-	16
Equity contracts:
Realized capital gains/(losses)	(6)	5	-	(1)	-
Three Months Ended March 31, 2014
Interest rate contracts:
Realized capital gains/(losses)	$1	$(2)	$-	$-	$(1)
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	18	-	-	18
Gain/(Loss) on extinguishment of debt	-	50	-	-	50
Foreign exchange contracts:
Realized capital gains/(losses)	24	(32)	-	(8)	-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	-	-	-	-
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts
Realized capital gains/(losses)	1	(1)	-	-	-

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

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses)
Three Months Ended March 31,	Recognized in Earnings
(in millions)	2015	2014
By Derivative Type:
Interest rate contracts(a)	$361	$139
Foreign exchange contracts	322	(14)
Equity contracts(b)	(268)	(428)
Commodity contracts	(1)	1
Credit contracts	147	80
Other contracts	23	15
Total	$584	$(207)
By Classification:
Policy fees	$19	$15
Net investment income	27	(1)
Net realized capital gains (losses)	171	(275)
Other income	362	49
Policyholder benefits and claims incurred	5	5
Total	$584	$(207)

(a)  Includes cross currency swaps.

(b)  Includes embedded derivative losses of $178 million and $396 million for the three month periods ended March 31, 2015 and 2014, respectively.

Derivatives and Other Instruments

Our businesses use derivatives and other instruments as part of their financial risk management. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium‑ and long‑term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and options) are used to economically mitigate risk associated with non‑U.S. dollar denominated debt, net capital exposures, and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities. The derivatives are effective economic hedges of the exposures that they are meant to offset.

In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, CDSs and purchasing investments with embedded derivatives, such as equity‑linked notes and convertible bonds.

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk‑related contingent features that were in a net liability position at March 31, 2015 and December 31, 2014, was approximately $2.9 billion and $2.5 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2015 and December 31, 2014, was $2.4 billion and $2.7 billion, respectively.

We estimate that at March 31, 2015, based on our outstanding financial derivative transactions, a one‑notch downgrade of our long‑term senior debt ratings to BBB+ by Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw‑Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in approximately $19 million in additional collateral postings and termination

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

payments; a one‑notch downgrade to Baa2 by Moody’s Investors’ Service, Inc. (Moody’s) and an additional one‑notch downgrade to BBB by S&P would result in approximately $42 million in additional collateral postings and termination payments; and a further one‑notch downgrade to Baa3 by Moody’s and BBB‑ by S&P would result in approximately $84 million in additional collateral postings and termination payments.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of March 31, 2015. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could significantly differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $5.9 billion and $6.1 billion at March 31, 2015 and December 31, 2014, respectively. These securities have par amounts of $12.3 billion at both March 31, 2015 and December 31, 2014, and have remaining stated maturity dates that extend to 2052.

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

AIG’s Subprime Exposure, AIGFP Credit Default Swap Portfolio and Related Matters

AIG, AIG Financial Products Corp. and related subsidiaries (collectively AIGFP), and certain directors and officers of AIG, AIGFP and other AIG subsidiaries have been named in various actions relating to our exposure to the U.S. residential subprime mortgage market, unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio, losses and liquidity constraints relating to our securities lending program and related disclosure and other matters (Subprime Exposure Issues).

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

On July 15, 2014, lead plaintiff and all defendants except AIG’s outside auditors accepted a mediator’s proposal to settle the Consolidated 2008 Securities Litigation for a cash payment by AIG of $960 million (the AIG Settlement).  On August 1, 2014, lead plaintiff and AIG’s outside auditors accepted a mediator’s proposal to resolve the Consolidated 2008 Securities Litigation for a cash payment by the outside auditors (the Auditor Settlement and, collectively with the AIG Settlement, the Settlement). On October 7, 2014, the Court granted lead plaintiff’s Motion for Preliminary Approval of Settlement and Approval of Notice to the Class and scheduled a final settlement approval hearing for March 20, 2015. The deadline for parties to exclude themselves from the Settlement passed on January 5, 2015. On October 22, 2014, AIG made a cash payment of $960 million, which is being held in escrow pending final, non-appealable, approval of the AIG Settlement and until all funds are distributed pursuant to the AIG Settlement. The Court entered a final order approving the AIG Settlement on March 20, 2015; however, on April 14, 2015, an individual class member/objector filed a notice of appeal of the final order approving the AIG Settlement.

Individual Securities Litigations. Between November 18, 2011 and September 16, 2013, nine separate, though similar, securities actions were filed asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP (one such action also names as defendants AIG’s outside

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

auditor and the underwriters of various securities offerings). Two such actions have been voluntarily dismissed; the remainder are now pending in the Southern District of New York. On January 20, 2015, AIG and other defendants filed motions to dismiss some or all of the claims asserted in all such actions pending as of that date.  On February 2, 2015, and February 9, 2015, two additional securities actions were filed in the Southern District of New York asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG (one of the two actions also names as defendants certain directors and officers of AIG and AIGFP, AIG’s outside auditor and certain of AIG’s underwriters during the relevant period). On March 25, 2015 and April 3, 2015, AIG filed motions to dismiss the claims in whole, or in part, asserted in the two additional securities actions.

On March 27, 2015, an additional securities action was filed in state court in Orange County, California asserting a claim against AIG pursuant to Section 11 of the Securities Act that is substantially similar to those in the Consolidated 2008 Securities Litigation and the nine individual securities litigations pending in the Southern District of New York.  On April 29, 2015, AIG filed a complaint for declaratory relief in the Southern District of New York seeking a declaration that the Section 11 claims filed in Orange Country, California are time-barred.  On April 30, 2015, AIG removed the action from state court in Orange County, California to federal court in the Central District of California.

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

On January 6, 2015, the parties informed the Court that they had accepted a mediator’s proposal to settle the action for $40 million. On April 23, 2015, lead plaintiffs’ counsel filed an unopposed motion for preliminary approval of the settlement, certification of a settlement class, approval of notices of settlement, approval of the plan of allocation, and setting of a fairness hearing. The entirety of the $40 million settlement is expected to be paid by AIG’s fiduciary liability insurance carriers.

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

In plaintiff’s proposed statement of claim, plaintiff alleged general and special damages of $500 million and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of May 4, 2015, the Court has not determined whether it has jurisdiction or granted plaintiff’s application to file a statement of claim, no merits discovery has occurred and the action has been stayed. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

Trial in the SICO Treasury Action began in the Court of Federal Claims on September 29, 2014, and witness testimony concluded on November 24, 2014. SICO argued during trial that the two classes are entitled to a total of approximately $40 billion in damages, plus interest. The parties have completed post-trial briefing and closing arguments took place on April 22, 2015.

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

False Claims Act Complaint

On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a first amended complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The first amended complaint alleged that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and Maiden Lane II LLC and Maiden Lane III LLC entities (the Maiden Lane Interests) through, among other things, misrepresenting AIG’s ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The first amended complaint sought unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys’ fees, costs and expenses. The complaint and the first amended complaint were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the first amended complaint on AIG on July 11, 2011. On April 19, 2013, the Court granted AIG’s motion to dismiss, dismissing the first amended complaint in its entirety, without prejudice, giving the Relators the opportunity to file a second amended complaint. On May 24, 2013, the Relators filed a second amended complaint, which attempted to plead the same claims as the prior complaints and did not specify an amount of alleged damages. AIG and its co-defendants filed motions to dismiss the second amended complaint on August 9, 2013. On March 29, 2014, the Court dismissed the second amended complaint with prejudice. On April 30, 2014, the Relators filed a Notice of Appeal to the Ninth Circuit. We are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

On August 15, 2012, the trial court entered an order granting plaintiffs’ motion for class certification, and on September 12, 2014, the Alabama Supreme Court affirmed that order. AIG and the other defendants’ petition for rehearing of that decision was denied on February 27, 2015. The matter will return to the trial court for general discovery (which has not yet commenced) and adjudication of the merits. AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

On December 17, 2010, AIG and the lead states reached an agreement to settle all regulatory liabilities arising out of the subjects of the multistate examination.  This regulatory settlement agreement, which was agreed to by all 50 states and the District of Columbia, included, among other terms, (i) AIG’s payment of $100 million in regulatory fines and penalties; (ii) AIG’s payment of $47 million in outstanding premium taxes and assessments; (iii) AIG’s agreement to enter into a compliance plan describing agreed-upon specific steps and standards for evaluating AIG’s ongoing compliance with state regulations governing the setting of workers’ compensation insurance premium rates and the reporting of workers’ compensation premiums; and (iv) AIG’s agreement to pay up to $150 million in contingent fines in the event that AIG fails to comply substantially with the compliance plan requirements. In furtherance of the compliance plan, the agreement provided for a monitoring period from May 29, 2012 to May 29, 2014 leading up to a compliance plan examination.  After the close of the monitoring period, as part of preparation for the actual conduct of the compliance plan examination, on or about October 1, 2014, AIG and the lead states agreed upon corrective action plans to address particular issues identified during the monitoring period.  The compliance plan examination is ongoing. There can be no assurance that the result of the compliance plan examination will not result in a fine, have a material adverse effect on AIG’s ongoing operations or lead to civil litigation.

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

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Industry‑wide examinations conducted by the Minnesota Department of Insurance and the Department of Housing and Urban Development (HUD) on captive reinsurance practices by lenders and mortgage insurance companies, including United Guaranty Corporation (UGC), have been ongoing for several years. In 2011, the Consumer Financial Protection Bureau (CFPB) assumed responsibility for violations of the Real Estate Settlement Procedures Act from HUD, and assumed HUD’s aforementioned ongoing investigation. UGC and the CFPB reached a settlement, entered on April 8, 2013 by the United States District Court for the Southern District of Florida, where UGC consented to discontinue its remaining captive reinsurance practices and to pay a civil monetary penalty of $4.5 million to the CFPB. The settlement includes a release for all liability related to UGC’s captive reinsurance practices and resolves the CFPB’s investigation. On January 31, 2014, PHH Corp. and various affiliates (all non-parties to the action and the consent order) filed a motion to reopen the case and to intervene therein for the limited purpose of obtaining a declaratory judgment enforcing the consent order.  UGC opposed this request, and on March 10, 2014, the Court denied PHH Corp.’s motion.  PHH Corp.’s appeal was dismissed by the Eleventh Circuit on March 5, 2015.

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

As disclosed in prior quarters, a state regulatory agency has requested additional information relating to the unwinding of a position on which we realized gains of $196 million for the year ended December 31, 2014.

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

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.4 billion at March 31, 2015.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at March 31, 2015 was $214 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

In connection with the indemnity obligations described above, approximately $19 million of proceeds from the sale of ALICO remained in escrow as of March 31, 2015.

Other

•      See Note 8 to the Condensed Consolidated Financial Statements for additional discussion on commitments and guarantees associated with VIEs.

•     See Note 9 to the Condensed Consolidated Financial Statements for additional disclosures about derivatives.

•     See Note 16 to the Condensed Consolidated Financial Statements for additional disclosures about guarantees of outstanding debt.

11. EQUITY

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Three Months Ended March 31, 2015
Shares, beginning of year	1,906,671,492	(530,744,521)	1,375,926,971
Shares issued	-	5,995	5,995
Shares repurchased	-	(28,855,379)	(28,855,379)
Shares, end of period	1,906,671,492	(559,593,905)	1,347,077,587

Dividends

Payment of future dividends to our shareholders and repurchases of AIG Common Stock depends in part on the regulatory framework that we are currently subject to and that will ultimately be applicable to us, including as a nonbank systemically important financial institution under the Dodd‑Frank Wall Street Reform and Consumer Protection Act (Dodd‑Frank) and a global systemically important insurer. In addition, dividends are payable on AIG Common Stock only when, as and if declared by our Board of Directors in its discretion, from funds legally available for this purpose. In considering whether to pay a dividend or purchase shares of AIG Common Stock, our Board of Directors considers a number of factors, including, but not limited to: the capital resources available to support our core insurance operations and business strategies, AIG’s funding capacity and capital resources in comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, regulatory standards for capital and capital distributions, and such other factors as our Board of Directors may deem relevant.

On March 26, 2015, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on March 12, 2015.

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

See Note 20 to the Consolidated Financial Statements in the 2014 Annual Report for a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries.

Repurchase of AIG Common Stock

On February 12, 2015, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock, resulting in an aggregate remaining authorization on such date of approximately $2.5 billion.  Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

We repurchased approximately 29 million shares of AIG Common Stock during the three-month period ended March 31, 2015, for an aggregate purchase price of approximately $1.4 billion.  As of March 31, 2015, approximately $1.1 billion remained under our repurchase authorization.

The total number of shares of AIG Common Stock repurchased in the first quarter of 2015 includes (but the aggregate purchase prices does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an accelerated share repurchase agreement executed in the fourth quarter of 2014.

The timing of any future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Recognized
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Change in Retirement Plan Liabilities Adjustment

(in millions)					Total
Balance, December 31, 2014, net of tax	$1,043	$12,327	$(1,784)	$(969)	$10,617
Change in unrealized appreciation (depreciation) of investments	(59)	1,330	-	-	1,271
Change in deferred acquisition costs adjustment and other	(19)	80	-	-	61
Change in future policy benefits	(23)	(380)	-	-	(403)
Change in foreign currency translation adjustments	-	-	(632)	-	(632)
Net actuarial gain	-	-	-	43	43
Prior service cost	-	-	-	(12)	(12)
Change in deferred tax asset (liability)	29	(491)	173	(2)	(291)
Total other comprehensive income (loss)	(72)	539	(459)	29	37
Noncontrolling interests	-	-	(3)	-	(3)
Balance, March 31, 2015, net of tax	$971	$12,866	$(2,240)	$(940)	$10,657

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Balance, December 31, 2013, net of tax	$936	$6,789	$(952)	$(413)	$6,360
Change in unrealized appreciation of investments	136	3,803	-	-	3,939
Change in deferred acquisition costs adjustment and other	32	(256)	-	-	(224)
Change in future policy benefits	(87)	(588)	-	-	(675)
Change in foreign currency translation adjustments	-	-	(102)	-	(102)
Net actuarial gain	-	-	-	14	14
Prior service cost	-	-	-	(12)	(12)
Change in deferred tax asset (liability)	8	(174)	(56)	7	(215)
Total other comprehensive income (loss)	89	2,785	(158)	9	2,725
Noncontrolling interests	-	-	-	-	-
Balance, March 31, 2014, net of tax	$1,025	$9,574	$(1,110)	$(404)	$9,085

The following table presents the other comprehensive income reclassification adjustments for the three-month periods ended March 31, 2015 and 2014:

	Unrealized Appreciation
	(Depreciation) of Fixed
	Maturity Investments	Unrealized		Change in
	on Which Other-Than-	Appreciation	Foreign	Retirement
	Temporary Credit	(Depreciation)	Currency	Plan
	Impairments Were	of All Other	Translation	Liabilities
(in millions)	Recognized	Investments	Adjustments	Adjustment	Total
March 31, 2015
Unrealized change arising during period	$(92)	$1,507	$(632)	$7	$790
Less: Reclassification adjustments
included in net income	9	477	-	(24)	462
Total other comprehensive income (loss),
before income tax expense (benefit)	(101)	1,030	(632)	31	328
Less: Income tax expense (benefit)	(29)	491	(173)	2	291
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(72)	$539	$(459)	$29	$37

March 31, 2014
Unrealized change arising during period	$89	$3,188	$(102)	$1	$3,176
Less: Reclassification adjustments
included in net income	8	229	-	(1)	236
Total other comprehensive income (loss),
before income tax expense (benefit)	81	2,959	(102)	2	2,940
Less: Income tax expense (benefit)	(8)	174	56	(7)	215
Total other comprehensive income (loss),
net of income tax expense (benefit)	$89	$2,785	$(158)	$9	$2,725

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified
	from Accumulated Other
	Comprehensive Income
	Three Months Ended March 31,		Affected Line Item in the
(in millions)	2015	2014	Condensed Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were recognized

Investments	$9	$8	Other realized capital gains
Total	9	8
Unrealized appreciation (depreciation) of
all other investments
Investments	512	204	Other realized capital gains
Deferred policy acquisition costs adjustment	(35)	35	Amortization of deferred policy acquisition costs
Future policy benefits	-	(10)	Policyholder benefits and losses incurred
Total	477	229
Change in retirement plan liabilities adjustment
Prior-service costs	12	12	*
Actuarial gains/(losses)	(36)	(13)	*
Total	(24)	(1)
Total reclassifications for the period	$462	$236

 *   These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 to the Condensed Consolidated Financial Statements.

12. NONCONTROLLING INTERESTS

The following table presents a rollforward of noncontrolling interests:

	Redeemable	Non-redeemable
	Noncontrolling	Noncontrolling
(in millions)	Interests	Interests
Three Months Ended March 31, 2015
Balance, beginning of year	$-	$374
Contributions from noncontrolling interests	-	1
Distributions to noncontrolling interests	-	(4)
Consolidation (deconsolidation)	-	7
Comprehensive income (loss):
Net income (loss)	-	9
Foreign currency translation adjustments	-	(3)
Total other comprehensive income (loss), net of tax	-	(3)
Total comprehensive income (loss)	-	6
Other	-	4
Balance, end of period	$-	$388

Item 1 / NOTE 12. NONCONTROLLING INTERESTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2014
Balance, beginning of year	$30	$611
Contributions from noncontrolling interests	1	5
Distributions to noncontrolling interests	-	(22)
Consolidation (deconsolidation)	(4)	(34)
Comprehensive income:
Net income	-	3
Total comprehensive income	-	3
Other	-	(3)
Balance, end of period	$27	$560

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

The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31,
(dollars in millions, except per share data)	2015	2014
Numerator for EPS:
Income from continuing operations	$2,476	$1,659
Less: Net income from continuing operations attributable to noncontrolling interests	9	3
Income attributable to AIG common shareholders from continuing operations	2,467	1,656
Income (loss) from discontinued operations	1	(47)
Income (loss) attributable to AIG common shareholders from discontinued operations	1	(47)
Net income attributable to AIG common shareholders	$2,468	$1,609
Denominator for EPS:
Weighted average shares outstanding — basic	1,365,951,690	1,459,249,393
Dilutive shares	20,311,859	13,261,420
Weighted average shares outstanding — diluted*	1,386,263,549	1,472,510,813
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.81	$1.13
Loss from discontinued operations	$-	$(0.03)
Net income attributable to AIG	$1.81	$1.10
Diluted:
Income from continuing operations	$1.78	$1.12
Loss from discontinued operations	$-	$(0.03)
Net income attributable to AIG	$1.78	$1.09

*    Dilutive shares are calculated using the treasury stock method and include dilutive shares from share‑based employee compensation plans.  The number of shares excluded from diluted shares outstanding was 0.6 and 0.3 million for the three-month periods ended March 31, 2015 and  2014, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

Item 1 / NOTE 14. EMPLOYEE BENEFITS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. EMPLOYEE BENEFITS

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended March 31, 2015
Components of net periodic benefit cost:
Service cost	$52	$11	$63	$2	$1	$3
Interest cost	55	6	61	2	1	3
Expected return on assets	(72)	(6)	(78)	-	-	-
Amortization of prior service (credit) cost	(8)	(1)	(9)	(3)	-	(3)
Amortization of net (gain) loss	32	3	35	-	-	-
Net periodic benefit cost	$59	$13	$72	$1	$2	$3
Three Months Ended March 31, 2014
Components of net periodic benefit cost:
Service cost	$44	$11	$55	$1	$-	$1
Interest cost	57	7	64	2	1	3
Expected return on assets	(71)	(6)	(77)	-	-	-
Amortization of prior service (credit) cost	(8)	(1)	(9)	(2)	-	(2)
Amortization of net (gain) loss	11	2	13	-	-	-
Curtailment (gain) loss	-	-	-	-	-	-
Net periodic benefit cost	$33	$13	$46	$1	$1	$2

For the three-month period ended March 31,  2015, we contributed $56 million to our U.S. and non-U.S. pension plans and we estimate that we will contribute an additional $117 million for the remainder of 2015. These estimates are subject to change because contribution decisions are affected by various factors, including our liquidity, market performance and management discretion.

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

Interim Tax Expense (Benefit)

For the three-month period ended March 31, 2015, the effective tax rate on income from continuing operations was 34.4 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax-exempt interest income, partially offset by an increase in certain deferred tax asset valuation allowances associated with foreign jurisdictions primarily attributable to changes in statutory tax rates and the net operating loss utilization statutory limitation in Japan.

Item 1 / NOTE 15. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the three-month period ended March 31, 2014, the effective tax rate on income from continuing operations was 27.0 percent.  The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income and a decrease in the U.S. Life Insurance Companies’ capital loss carryforward valuation allowance from realized gains on sales of available for sale securities.

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life and non-life companies.  While U.S. tax liability of our non-life companies can be offset by the net operating loss carryforwards, only a portion of U.S. tax liability of our life companies can be offset by the net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently.

During the three-month period ended March 31, 2015, we recognized an increase of $85 million in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to changes in Japanese tax law enacted on March 31, 2015.

Tax Examinations and Litigation

On March 29, 2013, the U.S District Court for the Southern District of New York denied our motion for partial summary judgment related to the disallowance of foreign tax credits associated with cross border financing transactions. On March 17, 2014, the U.S. Court of Appeals for the Second Circuit (the Second Circuit) granted our petition for an immediate appeal of the partial summary judgment decision.  Oral arguments have been scheduled for May 18, 2015.

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

Accounting for Uncertainty in Income Taxes

At both March 31, 2015 and December 31, 2014, our unrecognized tax benefits, excluding interest and penalties, were $4.4 billion.  At March 31, 2015 and December 31, 2014, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather the permissibility, of the deduction were $0.2 billion and $0.3 billion, respectively.  Accordingly, at March 31, 2015 and December 31, 2014, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.2 billion and $4.1 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At both March 31, 2015 and December 31, 2014, we had accrued liabilities of $1.1 billion for the payment of interest (net of the federal benefit) and penalties. For the three-month periods ended March 31, 2015 and 2014, we accrued expense (benefit) of $(12) million and $20 million, respectively, for the payment of interest (net of the federal benefit) and penalties.

We regularly evaluate adjustments proposed by taxing authorities. At March 31, 2015, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

The following Condensed Consolidating Financial Statements reflect the results of AIGLH, a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
March 31, 2015
Assets:
Short-term investments	$7,639	$-	$5,239	$(917)	$11,961
Other investments(a)	12,000	-	332,852	-	344,852
Total investments	19,639	-	338,091	(917)	356,813
Cash	65	8	1,750	-	1,823
Loans to subsidiaries(b)	30,016	-	559	(30,575)	-
Investment in consolidated subsidiaries(b)	64,739	36,372	-	(101,111)	-
Other assets, including deferred income taxes	23,297	102	145,331	(6,665)	162,065
Total assets	$137,756	$36,482	$485,731	$(139,268)	$520,701

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Liabilities:
Insurance liabilities	$-	$-	$269,521	$-	$269,521
Long-term debt	22,137	820	9,042	-	31,999
Other liabilities, including intercompany balances(a)(c)	7,087	59	107,361	(3,693)	110,814
Loans from subsidiaries(b)	553	-	30,017	(30,570)	-
Total liabilities	29,777	879	415,941	(34,263)	412,334
Total AIG shareholders’ equity	107,979	35,603	69,402	(105,005)	107,979
Non-redeemable noncontrolling interests	-	-	388	-	388
Total equity	107,979	35,603	69,790	(105,005)	108,367
Total liabilities and equity	$137,756	$36,482	$485,731	$(139,268)	$520,701

December 31, 2014
Assets:
Short-term investments	$6,078	$-	$6,231	$(1,066)	$11,243
Other investments(a)	11,415	-	333,108	-	344,523
Total investments	17,493	-	339,339	(1,066)	355,766
Cash	26	91	1,641	-	1,758
Loans to subsidiaries(b)	31,070	-	779	(31,849)	-
Investment in consolidated subsidiaries(b)	62,811	35,850	-	(98,661)	-
Other assets, including deferred income taxes	23,835	2,305	141,826	(9,909)	158,057
Total assets	$135,235	$38,246	$483,585	$(141,485)	$515,581
Liabilities:
Insurance liabilities	$-	$-	$270,615	$-	$270,615
Long-term debt	21,190	820	9,207	-	31,217
Other liabilities, including intercompany balances(a)(c)	6,196	2,314	108,189	(10,222)	106,477
Loans from subsidiaries(b)	951	-	30,898	(31,849)	-
Total liabilities	28,337	3,134	418,909	(42,071)	408,309
Total AIG shareholders’ equity	106,898	35,112	64,302	(99,414)	106,898
Non-redeemable noncontrolling interests	-	-	374	-	374
Total equity	106,898	35,112	64,676	(99,414)	107,272
Total liabilities and equity	$135,235	$38,246	$483,585	$(141,485)	$515,581

(a) Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b) Eliminated in consolidation.

(c)  For March 31, 2015 and December 31, 2014, includes intercompany tax payable of $921 million and $343 million, respectively, and intercompany derivative liabilities of $88 million and $275 million, respectively, for AIG Parent (as Guarantor) and intercompany tax receivable of $34 million and $3 million, respectively, for AIGLH.

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2015
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,757	$773	$-	$(3,530)	$-
Other income	150	-	15,914	(89)	15,975
Total revenues	2,907	773	15,914	(3,619)	15,975
Expenses:
Interest expense	289	16	65	(30)	340
Loss on extinguishment of debt	61	-	-	7	68
Other expenses	246	(5)	11,609	(59)	11,791
Total expenses	596	11	11,674	(82)	12,199
Income (loss) from continuing operations before income tax
expense (benefit)	2,311	762	4,240	(3,537)	3,776
Income tax expense (benefit)	(157)	(43)	1,501	(1)	1,300
Income (loss) from continuing operations	2,468	805	2,739	(3,536)	2,476
Income from discontinued operations, net of income taxes	-	-	1	-	1
Net income (loss)	2,468	805	2,740	(3,536)	2,477
Less:
Total net income attributable to
noncontrolling interests	-	-	9	-	9
Net income (loss) attributable to AIG	$2,468	$805	$2,731	$(3,536)	$2,468
Three Months Ended March 31, 2014
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,985	$730	$-	$(2,715)	$-
Other income	224	-	16,051	(112)	16,163
Total revenues	2,209	730	16,051	(2,827)	16,163
Expenses:
Interest expense	422	29	61	(33)	479
Loss on extinguishment of debt	288	-	-	(50)	238
Other expenses	242	1	12,969	(39)	13,173
Total expenses	952	30	13,030	(122)	13,890
Income (loss) from continuing operations before income tax
expense (benefit)	1,257	700	3,021	(2,705)	2,273
Income tax expense (benefit)	(349)	(144)	1,126	(19)	614
Income (loss) from continuing operations	1,606	844	1,895	(2,686)	1,659
Income (loss) from discontinued operations, net of income taxes	3	-	(50)	-	(47)
Net income (loss)	1,609	844	1,845	(2,686)	1,612
Less:
Total net income attributable to
noncontrolling interests	-	-	3	-	3
Net income (loss) attributable to AIG	$1,609	$844	$1,842	$(2,686)	$1,609

*  Eliminated in consolidation.

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2015
Net income (loss)	$2,468	$805	$2,740	$(3,536)	$2,477
Other comprehensive income (loss)	38	908	(1,061)	152	37
Comprehensive income (loss)	2,506	1,713	1,679	(3,384)	2,514
Total comprehensive income attributable to noncontrolling interests	-	-	6	-	6
Comprehensive income (loss) attributable to AIG	$2,506	$1,713	$1,673	$(3,384)	$2,508
Three Months Ended March 31, 2014
Net income (loss)	$1,609	$844	$1,845	$(2,686)	$1,612
Other comprehensive income (loss)	2,725	1,494	1,849	(3,343)	2,725
Comprehensive income (loss)	4,334	2,338	3,694	(6,029)	4,337
Total comprehensive income attributable to noncontrolling interests	-	-	3	-	3
Comprehensive income (loss) attributable to AIG	$4,334	$2,338	$3,691	$(6,029)	$4,334

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Three Months Ended March 31, 2015
Net cash provided by operating activities	1,111	284	2,257	(3,264)	388
Cash flows from investing activities:
Sales of investments	505	-	15,995	(1,271)	15,229
Purchase of investments	(897)	-	(13,483)	1,271	(13,109)
Loans to subsidiaries - net	1,091	-	395	(1,486)	-
Contributions to subsidiaries - net	(70)	-	-	70	-
Net change in restricted cash	-	-	(47)	-	(47)
Net change in short-term investments	(1,035)	-	231	-	(804)
Other, net	-	-	(955)	-	(955)
Net cash (used in) provided by investing activities	(406)	-	2,136	(1,416)	314
Cash flows from financing activities:
Issuance of long-term debt	2,342	-	243	-	2,585
Repayments of long-term debt	(977)	-	(916)	-	(1,893)
Purchase of Common Stock	(1,398)	-	-	-	(1,398)
Intercompany loans - net	(394)	-	(1,092)	1,486	-
Cash dividends paid	(170)	(367)	(2,897)	3,264	(170)
Other, net	(69)	-	411	(70)	272
Net cash (used in) financing activities	(666)	(367)	(4,251)	4,680	(604)
Effect of exchange rate changes on cash	-	-	(33)	-	(33)
Change in cash	39	(83)	109	-	65
Cash at beginning of year	26	91	1,641	-	1,758
Reclassification to assets held for sale	-	-	-	-	-
Cash at end of period	$65	$8	$1,750	$-	$1,823

Three Months Ended March 31, 2014
Net cash provided by operating activities	875	1,711	1,586	(3,409)	763
Cash flows from investing activities:
Sales of investments	430	-	14,813	-	15,243
Purchase of investments	(38)	-	(14,260)	-	(14,298)
Loans to subsidiaries - net	295	-	53	(348)	-
Contributions to subsidiaries - net	40	-	-	(40)	-
Net change in restricted cash	(6)	-	(661)	-	(667)
Net change in short-term investments	2,027	-	1,561	-	3,588
Other, net	(16)	-	(67)	-	(83)
Net cash provided by investing activities	2,732	-	1,439	(388)	3,783

Item 1 / NOTE 16. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash flows from financing activities:
Issuance of long-term debt	-	-	1,583	-	1,583
Repayments of long-term debt	(2,196)	-	(1,085)	-	(3,281)
Intercompany loans - net	(47)	(100)	(201)	348	-
Purchase of common stock	(867)	-	-	-	(867)
Cash dividends paid to shareholders	(182)	(1,653)	(1,756)	3,409	(182)
Other, net	(285)	-	(1,297)	40	(1,542)
Net cash (used in) financing activities	(3,577)	(1,753)	(2,756)	3,797	(4,289)
Effect of exchange rate changes on cash	-	-	(11)	-	(11)
Change in cash	30	(42)	258	-	246
Cash at beginning of year	30	51	2,160	-	2,241
Change in cash of businesses held for sale	-	-	3	-	3
Cash at end of period	$60	$9	$2,421	$-	$2,490

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Cash (paid) received during the 2015 period for:
Interest:
Third party	$240	$(27)	$(520)	$-	$(307)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(1)	$-	$(139)	$-	$(140)
Intercompany	291	-	(291)	-	-
Cash (paid) received during the 2014 period for:
Interest:
Third party	$(363)	$(41)	$(436)	$-	$(840)
Intercompany	(1)	(4)	5	-	-
Taxes:
Income tax authorities	$(3)	$-	$(162)	$-	$(165)
Intercompany	289	-	(289)	-	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Three Months Ended March 31,
(in millions)	2015	2014
Intercompany non-cash financing and investing activities:
Capital contributions	$111	$993
Dividends received in the form of securities	140	-

Item 1 / NOTE 17. SUBSEQUENT EVENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17. SUBSEQUENT EVENTS

Debt Repurchases

In April 2015, we repurchased, through cash tender offers and privately negotiated transactions, $61 million aggregate principal amount of certain DIB senior notes guaranteed by AIG for an aggregate purchase price of approximately $66 million using cash allocated to the DIB.  In addition, in April 2015, we repurchased, through cash tender offers, approximately $915 million aggregate principal amount of certain junior subordinated debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $1.25 billion.

Dividends Declared and Increase in Share Repurchase Authorization

On April 30, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on June 25, 2015 to shareholders of record on June 11, 2015.  The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us.

On April 30, 2015, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $3.5 billion, resulting in an aggregate remaining authorization on such date of approximately $3.8 billion.  Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.  The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

See Note 11 to the Condensed Consolidated Financial Statements.

ITEM 2 / MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GLOSSARY AND ACRONYMS OF SELECTED INSURANCE TERMS AND REFERENCES

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in the 2014 Annual Report to assist readers seeking additional information related to a particular subject.

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

•    subsidiaries' revenues and combined ratios.

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

•    judgments concerning the recognition of deferred tax assets; and

•    such other factors discussed in:

•     Part I, Item 2. MD&A of this Quarterly Report on Form 10‑Q; and

•    Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of our Annual Report on Form 10‑K for the year ended December 31, 2014 (2014 Annual Report).

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

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

Book Value Per Share Excluding Accumulated Other Comprehensive Income (AOCI) and Book Value Per Share Excluding AOCI and Deferred Tax Assets (DTA) are used to show the amount of our net worth on a per-share basis. We believe these measures are useful to investors because they eliminate the effect of non-cash items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. Deferred tax assets represent U.S. tax attributes related to net operating loss carryforwards and foreign tax credits. Amounts are estimates based on projections of full-year attribute utilization. Book Value Per Share Excluding AOCI is derived by dividing Total AIG shareholders’ equity, excluding AOCI, by Total common shares outstanding. Book Value Per Share Excluding AOCI and DTA is derived by dividing Total AIG shareholders’ equity, excluding AOCI and DTA, by Total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in the Executive Overview section of this MD&A.

Return on Equity – After-tax Operating Income Excluding AOCI and Return on Equity – After-tax Operating Income Excluding AOCI and DTA are used to show the rate of return on shareholders’ equity. We believe these measures are useful to investors because they eliminate the effect of non-cash items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. Deferred tax assets represent U.S. tax attributes related to net operating loss carryforwards and foreign tax credits. Amounts are estimates based on projections of full-year attribute utilization. Return on Equity – After-tax Operating Income Excluding AOCI is derived by dividing actual or annualized after-tax operating income attributable to AIG by average AIG shareholders’ equity, excluding average AOCI. Return on Equity – After-tax Operating Income Excluding AOCI and DTA is derived by dividing actual or annualized after-tax operating income attributable to AIG by average AIG shareholders’ equity, excluding average AOCI and DTA. The reconciliation to return on equity, the most comparable GAAP measure, is presented in the Executive Overview section of this MD&A.

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

Item 2 / USE OF NON-GAAP MEASURES

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

Item 2 / EXECUTIVE OVERVIEW

EXECUTIVE OVERVIEW

This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in AIG’s securities. You should read this Quarterly Report on Form 10‑Q, together with the 2014 Annual Report, in its entirety for a complete description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

We report our results of operations as follows:

•      Commercial Insurance – Commercial Insurance offers insurance products and services to commercial and institutional customers worldwide. Commercial Insurance product lines include Casualty, Property, Specialty, Financial, mortgage insurance, stable value wraps, structured settlement and terminal funding annuities. Commercial Insurance products are distributed through a diversified multichannel distribution network that includes insurance brokers, banks, mortgage lenders, specialized marketing and consulting firms.

•      Consumer Insurance – Consumer Insurance offers a broad portfolio of retirement, life insurance and property casualty products and services to individuals and groups. Consumer Insurance products include term life, whole life, universal life, accident & health (A&H), variable and index annuities, fixed annuities, group retirement plans, mutual funds, financial planning, automobile and homeowners insurance, travel insurance, and warranty and service programs. Consumer Insurance offers its products and services through a diverse, multi-channel distribution network that includes broker-dealers, agencies and independent marketing organizations, banks, brokers, partnerships, travel agents, affiliated agents and financial advisors, and direct-to-consumer platforms.

•      Corporate and Other – Corporate and Other includes results from the following:

•      Direct Investment book (DIB), including the Matched Investment Program (MIP) and certain non-derivative assets and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively, AIGFP);

•      Global Capital Markets (GCM) operations, consisting of the operations of AIG Markets, Inc. (AIG Markets) and the remaining derivative portfolio of AIGFP;

•      AIG Parent and Other consisting primarily of interest expense, consolidation and eliminations, expenses of corporate staff not attributable to specific reportable segments, certain expenses related to internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate level realized capital gains and losses, certain litigation-related charges and credits, and equity in the earnings of  AerCap Holdings N.V. (AerCap);

•      Run-off Insurance Business consisting primarily of run-off lines of business, including excess workers’ compensation, asbestos and legacy environmental (1986 and prior), certain environmental liability businesses written prior to 2004 and certain long-duration business, primarily in Japan and the U.S.; and

•      Other Businesses consisting of investments in life settlements, real estate investment operations, institutional asset management operations, equipment financing operations and our remaining consumer finance business.

As the DIB and the remaining derivatives portfolio of AIGFP continue to wind down consistent with AIG’s risk management strategy, AIG expects to discontinue reporting the DIB and GCM as separate components of Corporate and Other. The change in reporting will align the management of the risks and liquidity of the remaining DIB and GCM assets, liabilities and derivatives with that of other AIG Parent assets, liabilities and derivatives. Certain liabilities of the DIB that are designated as “liabilities supported by assets” will continue to be managed and reported as such. AIG Markets will continue to act as the derivatives intermediary between AIG and its subsidiaries and third parties with the earnings, liquidity and risk related to those derivative activities reported together with the related assets and liabilities.

Item 2 / EXECUTIVE OVERVIEW

Executive Summary

Financial Performance

Commercial Insurance pre‑tax operating income increased in the first quarter of 2015 compared to the same period in the prior year primarily due to improved underwriting results in Property Casualty and Mortgage Guaranty partially offset by reduced net investment income in Property Casualty and Institutional Markets.

Consumer Insurance pre-tax operating income decreased in the first quarter of 2015 compared to the same period in the prior year, which reflected lower net investment income, primarily from lower returns on alternative investments and lower base yields, and higher operating expenses and less favorable mortality in Life than in the same period in the prior year. These items were partially offset by growth in policy fees, principally driven by growth in assets under management, which reflected strong sales of variable and index annuities and favorable separate account performance in Retirement.

Our investment portfolio performance declined in the first quarter of 2015 compared to the same period in the prior year due to lower reinvestment yields and lower income on alternative investments.

Net realized capital gains increased in the first quarter of 2015 compared to the same period in the prior year due to higher capital gains from sales of investments and fair value gains on embedded derivatives related to variable annuity guarantee features, net of hedges, compared to fair value losses in the same period in the prior year, partially offset by an increase in other-than-temporary impairment charges.

Our Performance – Selected Indicators

Three Months Ended March 31,
(in millions, except per share data and ratios)	2015	2014
Results of operations data:
Total revenues	$15,975	$16,163
Income from continuing operations	2,476	1,659
Net income attributable to AIG	2,468	1,609
Net income per common share attributable to AIG (diluted)	1.78	1.09
After-tax operating income attributable to AIG	1,691	1,741
After-tax operating income per common share attributable to AIG (diluted)	1.22	1.18
Key metrics:
Commercial Insurance
Pre-tax operating income	1,462	1,421
Property Casualty combined ratio	97.1	98.9
Property Casualty accident year combined ratio, as adjusted	93.4	94.7
Property Casualty net premiums written	$5,047	$5,006
Mortgage Guaranty domestic first-lien new insurance written	10,542	7,605
Institutional Markets premiums and deposits	146	147
Consumer Insurance
Pre-tax operating income	945	1,168
Personal Insurance combined ratio	103.2	103.0
Personal Insurance accident year combined ratio, as adjusted	100.8	100.8
Personal Insurance net premiums written	$2,915	$3,128
Retirement premiums and deposits	5,509	6,003
Life premiums and deposits	1,223	1,187
Life Insurance Companies assets under management	340,785	324,426

Item 2 / EXECUTIVE OVERVIEW

		March 31,	December 31,
(in millions, except per share data)		2015	2014
Balance sheet data:
Total assets		$520,701	$515,581
Long-term debt		31,999	31,217
Total AIG shareholders’ equity		107,979	106,898
Book value per common share		80.16	77.69
Book value per common share, excluding AOCI		72.25	69.98
Book value per common share, excluding AOCI and DTA		60.69	58.23

	Three Months Ended		Year Ended
	March 31,		December 31,
	2015	2014	2014
Return on equity	9.2%	6.3%	7.1%
Return on equity - after-tax operating income, excluding AOCI	7.0	7.4	6.9
Return on equity - after-tax operating income, excluding AOCI and DTA	8.4	9.1	8.4

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI, and Book value per common share, excluding AOCI and DTA, which are non-GAAP measures.  See Use of Non‑GAAP Measures for additional information.

	March 31,	December 31,
(in millions, except per share data)	2015	2014
Total AIG shareholders' equity	$107,979	$106,898
Accumulated other comprehensive income	10,657	10,617
Total AIG shareholders' equity, excluding AOCI	97,322	96,281

Deferred tax assets	15,566	16,158
Total AIG shareholders' equity, excluding AOCI and DTA	$81,756	$80,123

Total common shares outstanding	1,347,077,587	1,375,926,971
Book value per common share	$80.16	$77.69
Book value per common share, excluding AOCI	72.25	69.98
Book value per common share, excluding AOCI and DTA	$60.69	$58.23

The following table presents a reconciliation of Return on equity to Return on equity, after-tax operating income, excluding AOCI, and Return on equity, after-tax operating income, excluding AOCI and DTA, which are non-GAAP measures.  See Use of Non‑GAAP Measures for additional information.

	Three Months Ended		Year Ended
	March 31,		December 31,
(in millions)	2015	2014	2014
Actual or annualized net income attributable to AIG	$9,872	$6,436	$7,529
Actual or annualized after-tax operating income attributable to AIG	6,764	6,964	6,630
Average AIG Shareholders' equity	107,439	102,152	105,589
Average AOCI	10,637	7,723	9,781
Average AIG Shareholders' equity, excluding average AOCI	96,802	94,429	95,808
Average DTA	15,862	17,658	16,611
Average AIG Shareholders' equity, excluding average AOCI and DTA	$80,940	$76,771	$79,197
ROE	9.2%	6.3%	7.1%
ROE - after-tax operating income, excluding AOCI	7.0	7.4	6.9
ROE - after-tax operating income, excluding AOCI and DTA	8.4	9.1	8.4

Item 2 / EXECUTIVE OVERVIEW

Total revenues (in millions)	Income from continuing operations (in millions)

Net income ATTRIBUTABLE TO AIG (in millions)	Net INCOME PER COMMON SHARE ATTRIBUTABLE TO AIG (DILUTED)

after-tax operating income attributable to aig (excludes net realized capital gains and certain other items) (in millions)	Pre-tax operating income (loss) by segment (in millions)

Item 2 / EXECUTIVE OVERVIEW

TOTAL ASSETS (in millions)	Long-term debt (in millions)
Total AIG shareholders’ equity (in millions)	Book value per COMMON share, book value per common share excluding AOCI and book value per common share excluding AOCI and dta

*   Includes operating borrowings of other subsidiaries and consolidated investments and hybrid debt securities.

Investment Highlights

Net investment income decreased 9 percent to $3.8 billion in the first quarter of 2015 compared to the same period in the prior year due to lower reinvestment yields and lower income on alternative investments.  While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities and other fixed income securities with favorable risk versus return characteristics to improve yields and increase net investment income.

Net unrealized gains in our available for sale portfolio increased to approximately $20.8 billion as of March 31, 2015 from approximately $19.0 billion as of December 31, 2014 due to a decline in interest rates and narrowing of credit spreads.

The overall credit rating of our fixed maturity securities portfolio remains largely unchanged from December 31, 2014.

Item 2 / EXECUTIVE OVERVIEW

Liquidity and Capital Resources Highlights

We maintained financial flexibility at AIG Parent in the first quarter of 2015   through $800 million in dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $2.4 billion in dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies. The dividends that AIG Parent received in the first quarter of 2015 included $2.8 billion of dividends that were declared during the fourth quarter of 2014.

Our Board of Directors increased our share repurchase authorization of AIG Common Stock, par value $2.50 per share (AIG Common Stock), by an additional $3.5 billion on April 30, 2015, resulting in an aggregate remaining authorization at such time of approximately $3.8 billion of AIG Common Stock. During the first quarter of 2015, we repurchased approximately 29 million shares of AIG Common Stock for an aggregate purchase price of approximately $1.4 billion. The total number of shares of AIG Common Stock repurchased in the first quarter of 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014. Pursuant to an Exchange Act Rule 10b5-1 plan, from April 1 to April 30, 2015, we have repurchased approximately $0.8 billion of additional shares of AIG Common Stock.

We paid a cash dividend on AIG Common Stock of $0.125 per share on March 26, 2015.

Our Board of Directors declared a cash dividend on AIG Common Stock on April 30, 2015 of $0.125 per share, payable on June 25, 2015 to shareholders of record on June 11, 2015.

Strategic Outlook

Industry Trends

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continue to operate under difficult market conditions in 2015, characterized by factors such as historically low interest rates, instability in the global markets and slowing growth in emerging markets, China and Euro-Zone economies.

Interest rates remain low relative to historical levels, which has affected our industry by reducing investment returns. In addition, current market conditions may not necessarily permit insurance companies to increase pricing across all our product lines.

Currency volatility in the first quarter of 2015 was particularly acute compared to the same period in the prior year, as the three major foreign currencies that we transact in weakened considerably against the U.S. dollar.  Such volatility affects line item components of income for those businesses having meaningful international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on pre-tax operating income, however, is significantly mitigated, as both revenues and expenses are similarly affected.

These currencies may continue to fluctuate throughout the year, in either direction, and such fluctuations will affect net premiums written growth trends reported in U.S. dollars.

See Results of Operations – Segment Results – First Quarter Pre-Tax Income Comparison for 2015 and 2014; Results of Operations – Commercial Insurance – Property Casualty Net Premiums Written by Region; and Results of Operations – Consumer Insurance – Personal Insurance Net Premiums Written by Region.

Item 2 / EXECUTIVE OVERVIEW

AIG Priorities for 2015

AIG is focused on the following priorities for 2015:

•      Improve our focus on our customers to understand their challenges and to help solve their problems;

•      Simplify our operations, which will lead to quicker, better decisions; bring us closer to our customers; and reduce costs;

•      Improve our technology infrastructure to better serve customers and distribution partners, increase productivity, reduce expenses, and better position ourselves against our competitors; and

•      Concentrate on activities that increase our intrinsic value and sustainable profitability.

Outlook for Our Operating Businesses

The outlook for each of our businesses and management initiatives to improve growth and performance in 2015 and over the longer term is summarized below. See our 2014 Annual Report for additional information concerning strategic initiatives and opportunities for each of our businesses.

COMMERCIAL INSURANCE Strategic initiatives and Outlook

Executive Overview

Customer —  Strive to be our customers’ most valued insurer by offering innovative products, superior service and access to an extensive global network.

Strategic Growth — Grow our higher-value businesses while investing in transformative opportunities.

Underwriting Excellence — Improve our business portfolio through better pricing and risk selection by using enhanced data, analytics and the application of science to deliver superior risk adjusted returns.

Claims Excellence — Improve claims processes, analytics and tools to deliver superior customer service and decrease our loss ratio.

Operational Effectiveness — Continue initiatives to modernize our technology and infrastructure; implement best practices to improve speed and quality of service.

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

Property Casualty

Property Casualty has observed improving trends in certain key indicators that may offset the effect of current economic challenges. In the first quarter of 2015, the property casualty insurance industry experienced modest growth as a result of gross national product growth in the U.S. and an increase in overall exposures in certain markets. Property Casualty also expects that expansion in certain growth economies will occur at a faster pace than in developed countries, although at levels lower than those previously expected due to revised economic assumptions.

Since the second quarter of 2014, within the U.S. commercial property business, Property Casualty observed continued rate pressure in the U.S. Excess and Surplus lines market, particularly with respect to its natural catastrophe-exposed business. Property Casualty continues to differentiate its capacity from its peers by leveraging management’s significant experience with catastrophic events, providing loss prevention expertise and maintaining discipline in pricing to internal targets despite intense competition.

In the U.S., Property Casualty’s exposure to terrorism risk is mitigated by the Terrorism Risk Insurance Act (TRIA) in addition to limited private reinsurance protections. For additional information on TRIA, see Item 1A. Risk Factors — Reserves and Exposures and Item 7. MD&A — Enterprise Risk Management — Insurance Operations Risks — Non-Life Insurance Companies Key Insurance Risks — Terrorism Risk in our 2014 Annual Report.

Mortgage Guaranty

During the first quarter of 2015, the U.S. market experienced an increase in mortgage loan originations primarily driven by a reduction in residential  mortgage  interest  rates.  If reduced interest rates persist Mortgage Guaranty expects to benefit through increased volume driven by both refinancing activity for policies prior to 2012 and purchase volume. Mortgage Guaranty also expects then-prevailing low mortgage interest rates to have  a  favorable  impact on the  persistency of business  written  in  2012 and 2013, since  refinancing  those  mortgages  would  be  unattractive  to  homeowners  who originated mortgages  at  the  lower  residential  mortgage  interest  rates  prevalent  during  that  period.

Mortgage Guaranty also  expects  that  newly  reported  delinquencies  will  continue to decline  during  2015.  Mortgage Guaranty believes  the  combination  of  the factors described above will  result  in  favorable  operating  results  for  the remainder of 2015.

On July 10, 2014, the Federal Housing Finance Agency, the conservator of Fannie Mae and Freddie Mac (collectively, the GSEs) issued in draft form for public comment new eligibility requirements for private mortgage insurers that provide insurance on loans owned or guaranteed by them. On April 17, 2015, the final eligibility requirements were issued. The new requirements, which will be effective on December 31, 2015, will mandate mortgage insurers to hold specified levels and types of assets in order to be able to pay a prescribed level of claims in certain stress scenarios. Mortgage Guaranty will meet these requirements on the effective date. These new requirements are not expected to have a material effect on AIG’s financial flexibility.

Item 2 / EXECUTIVE OVERVIEW

Institutional Markets

Institutional Markets is expected to continue growing its assets under management from the stable value wrap business, as well as from disciplined growth through the pursuit of select opportunities related to pension buyouts and GICs.

Strategic Initiatives

Customer

Commercial Insurance strives to be our customers’ most valued insurer. Our investments in engineering, underwriting, claims services, science and data together are intended to help offer our customers not only innovative products, superb service and access to an extensive global network but also a superior and rewarding customer experience which can be demonstrated through the implementation of our OneClaim system, a single, global platform to manage the end-to-end claims processing lifecycle for more efficient claims services.

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

As part of our strategic goal of diversifying our product offerings and providing our customers greater access to unique insurance programs, on March 31, 2015, we acquired for approximately $239 million a controlling stake in NSM Insurance Group (NSM), a leading U.S. managing general agent and insurance program administrator, known for its unique development and implementation of programs for a broad range of niche customer segments. We expect the acquisition of NSM to facilitate closer strategic coordination and provide us with access to attractive markets including programs, specialty small commercial insurance solutions, and complementary distribution networks.

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

We also continue to streamline our legal entity structure to enhance transparency for regulators and optimize capital and tax efficiency, particularly with respect to the Non-Life Insurance Companies in the Property Casualty and Personal Insurance

Item 2 / EXECUTIVE OVERVIEW

operating segments. Our legal entity restructuring initiatives have enhanced dividend capacity and reduced required capital. Additionally, the restructuring allows us to simplify our reinsurance arrangements, which further facilitate increased capital optimization. We expect our overall legal entity restructuring to be substantially completed in 2016, subject to regulatory approvals in the relevant jurisdictions.

consumer insurance STRATEGIC INITIATIVES AND Outlook

Strategic Initiatives

Customer — Strive to be our customers’ most valued insurer. Through our unique franchise, which brings together a broad portfolio of retirement, life insurance and personal insurance products offered through multiple distribution networks, Consumer Insurance aims to provide customers with the products they need, delivered through the channels they prefer.

Information-driven Strategy —  Utilize customer insight, analytics and the application of science to optimize customer acquisition, product profitability, product mix, channel performance and risk management capabilities.

Focused Growth — Invest in areas where Consumer Insurance can grow profitably and sustainably. Target growth in select markets according to market size, growth potential, market maturity and customer demographics.

Operational Effectiveness — Simplify processes, enhance operating environments, and leverage the best platforms and tools for multiple operating segments to increase competitiveness, improve service and product capabilities and facilitate delivery of our target customer experience.

Investment Strategy — Maintain a diversified, high quality portfolio of fixed maturity securities that largely matches the duration characteristics of the related insurance liabilities, and pursue yield-enhancement opportunities that meet liquidity, risk and return objectives.

Profitability and Capital Management — Deliver solid earnings through disciplined pricing and expense management, sustainable underwriting improvements and diversification of risk, and increase capital efficiency within insurance entities to enhance return on equity.

Market Conditions and Industry Trends

Retirement

Increasing life expectancy and reduced expectations for traditional retirement income from defined benefit programs and fixed income securities are leading Americans to seek financial security as they approach retirement, which continues to drive demand for individual variable and fixed index annuities with guaranteed income features.  In addition, higher tax rates and a desire for better investment returns have prompted less risk-averse investors to seek products without guaranteed benefits, providing the opportunity to further diversify our product portfolio by offering investment-focused variable annuities.

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on long-term investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products. In addition, more highly leveraged competitors have entered the market offering higher crediting rates. As long as the low interest rate environment continues, conditions will be challenging for the fixed annuity market. Rapidly rising interest rates could create the potential for increased surrenders. Customers are, however, currently buying fixed annuities with longer surrender periods in pursuit of higher returns, which may lessen the rate of increase in surrenders in a rapidly rising rate environment.

Item 2 / EXECUTIVE OVERVIEW

In April 2015, the U.S. Department of Labor (DOL) issued a proposed regulation that would, if finalized in current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. If finalized as proposed, the investment-related information and support that our advisors and employees could provide to ERISA covered plan sponsors, participants and IRA holders on a non-fiduciary basis could be substantially limited from what is allowed under current law. This could have a material impact on the types, levels and compensation structures of the investment products and services we provide. We expect this proposal, which supersedes a prior proposal issued by the DOL in 2010, to generate substantial public comment.  It is too early to know whether or how any final regulation may be different from the proposal and any potential effect on our businesses is undeterminable at this time.

Life

Populations are living longer and have increased needs for financial protection for beneficiaries, estate planning and wealth creation.  The Life operating segment addresses these needs with a broad spectrum of products, ranging from the pure protection focus of term life to indexed universal life and investment-oriented products such as variable universal life. Market factors, primarily low interest rates and regulatory changes, have caused the universal life market to shift its focus from guaranteed universal life to indexed universal life products that offer cash accumulation and living benefit options.

Personal Insurance

The overall rate level has improved in the Japanese and certain U.S. markets for auto, personal property, and accident and health products compared to prior years. In Japan, car and home sales increased in the first quarter of 2014 prior to a consumption tax increase, but prospectively, overall market sales are expected to return to normal levels. In the U.S., rate level changes for auto and personal property products are expected to be positive but slow, with sales increasing as the economy continues to recover. Our Personal Insurance operating segment expects to increase its investment in growth economy nations that have a higher growth outlook for personal insurance products.

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

We intend to achieve rate adequacy through implementation of global underwriting practices and enhanced tools and analytics. We intend to optimize the value of our business lines through product and portfolio management and refined technical pricing. We intend to continue to enhance the customer experience and efficiency through claims best practices, and to deploy enhanced operating structures and standardized processes and systems, while managing claims-handling efficiency.

Item 2 / EXECUTIVE OVERVIEW

Focused Growth

Retirement Income Solutions intends to continue capitalizing on the opportunity to meet consumer demand for guaranteed income by maintaining competitive variable annuity product offerings while managing risk through innovative product design and well-developed economic hedging capabilities. Risk mitigation features of its variable annuity product design include guaranteed minimum withdrawal benefit rider fees that are indexed to an equity market volatility index, required minimum allocations to fixed accounts, and the utilization of volatility control funds. Retirement Income Solutions has a dynamic risk management hedging program and continues to invest in market risk management capabilities. Retirement Income Solutions is also focused on diversifying its product portfolio by growing sales of fixed index annuities with guarantee features, which provide additional income solutions for consumers approaching retirement, and introducing new investment-focused variable annuities, which offer various investment options, including alternative asset classes, as well as tax deferral to investors seeking higher returns.

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

We acquired Ageas Protect Limited (now known as AIG Life Limited) on December 31, 2014 from international insurer Ageas Group for approximately $308 million. AIG Life Limited is a leading provider of life protection products in the United Kingdom, recognized in its market for product innovation, the effective use of technology and high quality service.  We expect this acquisition to enhance our global Consumer Insurance business and strengthen our presence in the United Kingdom, where we already offer personal accident, health and travel insurance coverage, as well as customized insurance solutions for high net worth individuals through AIG Private Client Group.

On March 31, 2015, we acquired Laya Healthcare, Ireland’s second largest primary health insurance provider.  Laya Healthcare covers approximately 500,000 lives for primary healthcare, and also offers other adjacent coverage including life, dental and travel insurance.

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

Item 2 / EXECUTIVE OVERVIEW

Profitability and Capital Management

We intend to continue to enhance profitability and capital efficiency within our insurance entities through disciplined pricing, in-force profitability management and effective management of risk. Volatility risk controls including required minimum allocations to fixed and volatility control accounts, rider fees indexed to an equity market volatility index and our dynamic hedging program are critical tools for products where we have significant equity market risk and exposure to changes in interest rates. Additionally, our scale and the breadth of our product offerings provide diversification of risk. Within our Non-Life Insurance Companies, we continue to streamline our legal entity structure to enhance transparency with regulators and optimize capital efficiency.

See Results of Operations — Consumer Insurance and Insurance Reserves for additional information.

RESULTS OF OPERATIONS

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three-month periods ended March 31, 2015 and 2014. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment discussion. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section of this MD&A and in Part II, Item 7. MD&A — Critical Accounting Estimates in the 2014 Annual Report.

The following table presents our consolidated results of operations:

Three Months Ended March 31,			Percentage
(in millions)	2015	2014	Change
Revenues:
Premiums	$8,822	$9,075	(3)%
Policy fees	677	631	7
Net investment income	3,838	4,196	(9)
Net realized capital gains (losses)	1,341	(152)	NM
Aircraft leasing revenue	-	1,113	NM
Other income	1,297	1,300	-
Total revenues	15,975	16,163	(1)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,551	6,797	(4)
Interest credited to policyholder account balances	935	955	(2)
Amortization of deferred policy acquisition costs	1,350	1,305	3
General operating and other expenses	2,949	3,024	(2)
Interest expense	340	479	(29)
Loss on extinguishment of debt	68	238	(71)
Aircraft leasing expenses	-	1,096	NM
Net (gain) loss on sale of divested businesses	6	(4)	NM
Total benefits, losses and expenses	12,199	13,890	(12)
Income from continuing operations before
income tax expense	3,776	2,273	66
Income tax expense	1,300	614	112
Income from continuing operations	2,476	1,659	49
Income (loss) from discontinued operations,
net of income tax expense	1	(47)	NM
Net income	2,477	1,612	54
Less: Net income attributable to noncontrolling
interests	9	3	200
Net income attributable to AIG	$2,468	$1,609	53%

Item 2 / RESULTS OF OPERATIONS

For the three-month period ended March 31, 2015, the effective tax rate on income from continuing operations was 34.4 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax-exempt interest income, partially offset by an increase in certain deferred tax asset valuation allowances associated with foreign jurisdictions primarily attributable to changes in statutory tax rates and the net operating loss utilization statutory limitation in Japan.

For the three-month period ended March 31, 2014, the effective tax rate on income from continuing operations was 27.0 percent.  The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax-exempt interest income and a decrease in the U.S. Life Insurance Companies’ capital loss carryforward deferred tax asset valuation allowance from realized gains on sales of available for sale securities.

The following table presents a reconciliation of net income attributable to AIG to after-tax operating income attributable to AIG:

Three Months Ended March 31,
(in millions)	2015	2014
Net income attributable to AIG	$2,468	$1,609
Uncertain tax positions and other tax adjustments	(42)	(28)
Deferred income tax valuation allowance (releases) charges	93	(65)
Changes in fair value of fixed maturity securities designated to hedge living
benefit liabilities, net of interest expense	(29)	(49)
Changes in benefit reserves and DAC, VOBA and SIA
related to net realized capital gains (losses)	35	(5)
Loss on extinguishment of debt	44	155
Net realized capital (gains) losses	(874)	91
(Income) loss from discontinued operations	(1)	47
(Income) loss from divested businesses	2	(12)
Legal settlements related to legacy crisis matters	(5)	(2)
After-tax operating income attributable to AIG	$1,691	$1,741

Weighted average diluted shares outstanding	1,386,263,549	1,472,510,813
Income per common share attributable to AIG (diluted)	$1.78	$1.09
After-tax operating income per common share attributable
to AIG (diluted)	$1.22	$1.18

After-tax operating income attributable to AIG decreased in the first quarter of 2015 compared to the same period in the prior year primarily due to a decrease in income from insurance operations.

For the first quarters of 2015 and 2014, the effective tax rate on pre-tax operating income was 32.6 percent and 32.0 percent, respectively. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax-exempt interest income and other permanent tax items, and the impact of discrete tax benefits.

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

Three Months Ended March 31,			Percentage
(in millions)	2015	2014	Change
Commercial Insurance	$1,462	$1,421	3%
Consumer Insurance	945	1,168	(19)
Corporate and Other	138	(68)	NM
Consolidations, eliminations and other adjustments	(18)	35	NM
Pre-tax operating income	$2,527	$2,556	(1)
Changes in fair values of fixed maturity securities designated to hedge living
benefit liabilities, net of interest expense	44	76	(42)
Changes in benefit reserves and DAC, VOBA, and SIA related to net realized
capital gains (losses)	(54)	7	NM
Loss on extinguishment of debt	(68)	(238)	71
Net realized capital gains (losses)	1,341	(152)	NM
Income (loss) from divested businesses	(21)	21	NM
Legal settlements related to legacy crisis matters	15	26	(42)
Legal reserves related to legacy crisis matters	(8)	(23)	65
Pre-tax income	$3,776	$2,273	66%

pre-tax operating income

(in millions)

COMMERCIAL INSURANCE	CONSUMER INSURANCE

FIRST QUARTER PRE-TAX INCOME COMPARISON FOR 2015 AND 2014

Pre-tax income increased in the first quarter of 2015 compared to the same period in the prior year, primarily due to higher capital gains from sales of investments, which includes gains on the sales of Class B shares of Prudential Financial, Inc. and a portion of our holdings in PICC Property and Casualty Company Limited (PICC P&C) shares, an increase from the change in the fair value of embedded policy derivatives related to variable annuity guaranteed living benefits net of economic hedges, as discussed below, and lower loss on extinguishment of debt from ongoing debt management activities. Commercial Insurance pre-tax operating income also increased due to higher underwriting income, partially offset by lower net investment income.  These improvements were partially offset by a decrease in pre-tax operating income for Consumer Insurance, primarily due to lower alternative net investment income.

The change in the fair value of embedded policy derivatives related to variable annuity guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV), net of the change in fair value of all related economic hedges, resulted in a $340 million increase in pre-tax income in the first quarter of 2015 compared to the same period in the prior year. Although interest rates decreased in the first quarter of 2015, the corresponding increase in the liability

Item 2 / RESULTS OF OPERATIONS

for GMWB and GMAV was substantially offset by interest rate hedges, including gains in the fair value of bonds used to hedge interest rate risk, compared to the same period in the prior year, when the increase in the GMWB and GMAV liability was offset to a lesser extent by hedging. The first quarter of 2014 included losses totaling $208 million from the change in the fair value of embedded policy derivatives, net of related economic hedges, primarily due to narrowing credit spreads and reductions in interest rates during that quarter. The impact of these variable annuity guarantees on pre-tax income includes changes in fair value of the embedded policy derivatives and the majority of the related economic hedges, which are reported in Net realized capital gains (losses), as well as the change in fair value of certain bonds that hedge interest rate risk, which are also excluded from pre-tax operating income and reported above in Change in fair value of certain fixed maturity securities designated to hedge living benefit liabilities.

Insurance loss recognition expense, which is excluded from pre-tax operating income and reported above in Changes in certain benefit reserves, DAC, VOBA and SIA related to net realized capital gains, included $17 million and $12 million of expense in Corporate and Other in the first quarters of 2015 and 2014, respectively; the first quarter of 2014 also included loss recognition expense totaling $11 million in Commercial Insurance — Institutional Markets and Consumer Insurance — Retirement, attributable primarily to reinvestment of investment sales proceeds related to capital loss carryforward utilization at lower yields.

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

Foreign Currency Impact

Property Casualty, International Life and Personal Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the currencies that have the most significant impact on our businesses:

Three Months Ended March 31,			Percentage
Rate for 1 USD	2015	2014	Change
Currency:
JPY	118.82	103.15	15%
EUR	0.85	0.73	16%
GBP	0.65	0.61	7%

Item 2 / results of operations / COMMERCIAL INSURANCE

COMMERCIAL INSURANCE

Commercial Insurance presents its financial information in three operating segments – Property Casualty, Mortgage Guaranty and Institutional Markets.

Property Casualty provides insurance solutions for large and small businesses. The products offered by the Property Casualty operating segment include general liability, commercial automobile liability, workers’ compensation, excess casualty, crisis management, including customized structured programs for large corporate and multinational customers, commercial, industrial property and energy-related property insurance products and services that cover exposures to man-made and natural disasters, including business interruption, aerospace, environmental, political risk, trade credit, surety, marine, various small and medium sized enterprises insurance lines, director and officers’ liability (D&O), errors and omissions (E&O), fidelity, employment practices, fiduciary liability, cybersecurity risk, and kidnap and ransom. Property Casualty products are primarily distributed through a network of independent retail and wholesale brokers, and through an independent agency network.

Mortgage Guaranty provides mortgage insurance that protects mortgage investors against the increased risk of borrower default related to high loan-to-value mortgages. Mortgage Guaranty products and services are distributed to a comprehensive range of mortgage originators including national mortgage companies, community and money center banks, as well as through builder-owned mortgage companies, regional mortgage companies and internet-sourced lenders and credit unions.

Institutional Markets offers retirement and savings products that are marketed to groups or large institutions. The products offered by the Institutional Markets operating segment primarily include stable value wrap products, structured settlement and terminal funding annuities, high net worth products, corporate- and bank-owned life insurance and GICs. Institutional Markets products are primarily distributed through specialized marketing and consulting firms and structured settlement brokers.

See Part I, Item 1. Business in AIG’s 2014 Annual Report for further discussion of our products and geographic regions where we distribute our products.

 Commercial Insurance Results

The following table presents Commercial Insurance results:

Three Months Ended March 31,			Percentage
(in millions)	2015	2014	Change
Revenues:
Premiums	$5,257	$5,364	(2)%
Policy fees	49	44	11
Net investment income	1,538	1,647	(7)
Benefits and expenses:
Policyholder benefits and losses incurred	3,767	3,965	(5)
Interest credited to policyholder account balances	102	100	2
Amortization of deferred policy acquisition costs	596	619	(4)
General operating and other expenses*	917	950	(3)
Pre-tax operating income	$1,462	$1,421	3%

*    Includes general operating expenses, commissions and other acquisition expenses.

Item 2 / results of operations / COMMERCIAL INSURANCE

Commercial Insurance Results by Operating Segment

The following section provides a comparative discussion of Commercial Insurance Results of Operations for the first quarters of 2015 and 2014 by operating segment.

Property Casualty Results

The following table presents Property Casualty results:

Three Months Ended March 31,			Percentage
(in millions)	2015	2014	Change
Underwriting results:
Net premiums written	$5,047	$5,006	1%
(Increase) decrease in unearned premiums	(116)	46	NM
Net premiums earned	4,931	5,052	(2)
Losses and loss adjustment expenses incurred	3,360	3,508	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	588	615	(4)
Other acquisition expenses	209	202	3
Total acquisition expenses	797	817	(2)
General operating expenses	629	671	(6)
Underwriting income	145	56	159
Net investment income	1,025	1,060	(3)
Pre-tax operating income	$1,170	$1,116	5%

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (in millions)

Item 2 / results of operations / COMMERCIAL INSURANCE

Pre‑tax operating income increased in the first quarter of 2015 compared to the same period in the prior year primarily due to an increase in underwriting income driven by an improvement in current accident year losses, lower catastrophe losses, and a decrease in net adverse prior year loss reserve development. These improvements were partially offset by a net loss reserve discount charge in the first quarter of 2015 compared to a benefit for the same period in the prior year, as well as a decrease in net investment income in the first quarter of 2015. Net adverse prior year loss reserve development, including related premium adjustments, decreased by $132 million to $28 million in the first quarter of 2015, primarily due to improvement in prior year loss reserve development in all lines of business except Casualty. See further discussion under Insurance Reserves – Non-Life Insurance Companies – Net Loss Development. Current accident year losses improved in Financial lines and Specialty, particularly in the U.S. reflecting enhanced risk selection and pricing discipline. Catastrophe losses decreased to $71 million in the first quarter of 2015 from $184 million in the same period in the prior year. The current accident year losses for the first quarter of 2015 included eight severe losses totaling $134 million compared to nine severe losses totaling $145 million in the same period in the prior year. These decreases were partially offset by the net loss reserve discount charge of $93 million in the first quarter of 2015 compared to a benefit of $126 million in the same period in the prior year. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion.

Acquisition expenses decreased slightly in the first quarter of 2015 compared to the same period in the prior year, primarily due to lower amortization of previously deferred costs.

General operating expenses decreased  in the first quarter of 2015 compared to the same period in the prior year, primarily due to efficiencies from organizational realignment initiatives, which were partially offset by increased technology-related costs.

Net investment income decreased in the first quarter of 2015 compared to the same period in the prior year, primarily due to a continued decrease in interest rates during the first quarter of 2015, as yields on new purchases were lower than the weighted average yield of the overall portfolio, lower income on alternative investments, and the effect of foreign exchange due to strengthening of the U.S. dollar. The decrease in net investment income also reflected lower income associated with investments accounted for under the fair value option, as the increase related to the PICC P&C shares was more than offset by a decrease from fixed maturity investments.  These decreases were partially offset by the effect of continued portfolio diversification. Further, the decrease in allocated net investment income is also due to a lower asset base as net loss reserves continue to decline.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Property Casualty Net Premiums Written

The following table presents Property Casualty’s net premiums written by major line of business:

Three Months Ended March 31,			Percentage Change in
(in millions)	2015	2014	U.S. Dollars	Original Currency
Casualty	$1,882	$2,015	(7)%	(3)%
Property	1,007	930	8	15
Specialty	954	996	(4)	-
Financial lines	1,204	1,065	13	20
Total Property Casualty net premiums written	$5,047	$5,006	1%	6%

Item 2 / results of operations / COMMERCIAL INSURANCE

Property Casualty NET PREMIUMS WRITTEN by Line of Business (in millions)

Property Casualty net premiums written increased slightly in the first quarter of 2015 compared to the same period in the prior year, primarily due to the renewal of a multi-year policy in U.S. Financial lines, and new business growth in Property and Financial lines across all regions, partially offset by the effect of foreign exchange as a result of strengthening of the U.S. dollar against the euro, British pound and Japanese yen.

Casualty net premiums written decreased in the first quarter of 2015 compared to the same period in the prior year reflecting continued execution of our strategy to enhance risk selection and optimize our product portfolio particularly in the U.S. Strong new writings in growth targeted products, particularly in EMEA, were more than offset by the declines in certain residual programs.

Property net premiums written increased in the first quarter of 2015 compared to the same period in the prior year primarily due to new business increases in growth-targeted products, and higher renewals across all regions.

Specialty net premiums written decreased in the first quarter of 2015, compared to the same period in the prior year primarily due to strengthening of the U.S. dollar against the euro, British pound and Japanese yen. Excluding the effect of foreign exchange, net premiums written remained unchanged in the first quarter of 2015, compared to the same period in the prior year primarily due to new business increases related to targeted growth products, particularly in EMEA, largely offset by a decrease in new business growth in small‑ and medium‑sized enterprise markets in the Americas, and the effect of renewals of our strategy to enhance risk selection in certain classes of business, particularly in the U.S.

Financial lines net premiums written increased in the first quarter of 2015, compared to the same period in the prior year primarily due to the renewal of a multi-year E&O policy in the U.S. that produced net premiums written of $147 million. Excluding the effect of foreign exchange and the renewal of the multi-year policy, net premiums written still increased primarily due to the growth in new business related to targeted growth products and higher renewals in the Americas and EMEA.

Item 2 / results of operations / COMMERCIAL INSURANCE

Property Casualty Net Premiums Written by Region

The following table presents Property Casualty’s net premiums written by region:

			Percentage	Percentage
Three Months Ended March 31,			Change in	Change in
(in millions)	2015	2014	U.S. dollars	Original Currency
Property Casualty:
Americas	$2,949	$2,892	2%	3%
Asia Pacific	482	463	4	14
EMEA	1,616	1,651	(2)	10
Total net premiums written	$5,047	$5,006	1%	6%

property casualty NET PREMIUMS WRITTEN by Region (in millions)

The Americas net premiums written increased in the first quarter of 2015 compared to the same period in the prior year, primarily due to the renewal of a multi-year Financial lines policy in the U.S., discussed above, an increase in new business and higher retention in Property and Financial lines. These increases were partially offset by the declines in the Casualty business, as well as the effect on renewals of our strategy to enhance risk selection in certain classes of business in U.S. Specialty.

Asia Pacific net premiums written increased in the first quarter of 2015 compared to the same period in the prior year, primarily due to increases in growth-targeted products, partially offset by the effect of strengthening of the U.S. dollar against the Japanese yen.

EMEA net premiums written decreased in the first quarter of 2015 compared to the same period in the prior year, primarily due to the strengthening of the U.S. dollar against the euro and British pound. Excluding the effect of foreign exchange, net premiums written increased primarily due to new business growth in targeted growth products across all lines of business.

Item 2 / results of operations / COMMERCIAL INSURANCE

Property Casualty Underwriting Ratios

The following tables present the Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

			Increase
Three Months Ended March 31,	2015	2014	(Decrease)
Loss ratio	68.1	69.4	(1.3)
Catastrophe losses and reinstatement premiums	(1.4)	(3.6)	2.2
Prior year development net of premium adjustments	(0.4)	(3.1)	2.7
Net reserve discount benefit (charge)	(1.9)	2.5	(4.4)
Accident year loss ratio, as adjusted	64.4	65.2	(0.8)
Acquisition ratio	16.2	16.2	-
General operating expense ratio	12.8	13.3	(0.5)
Expense ratio	29.0	29.5	(0.5)
Combined ratio	97.1	98.9	(1.8)
Catastrophe losses and reinstatement premiums	(1.4)	(3.6)	2.2
Prior year development net of premium adjustments	(0.4)	(3.1)	2.7
Net reserve discount benefit (charge)	(1.9)	2.5	(4.4)
Accident year combined ratio, as adjusted	93.4	94.7	(1.3)

property casualty ratios Three Months Ended March 31,

See Insurance Reserves – Non-Life Insurance Companies for further discussion of discounting of reserves and prior year development.

Item 2 / results of operations / COMMERCIAL INSURANCE

The following tables present Property Casualty’s accident year catastrophe and severe losses by region and number of events:

Catastrophes (a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended March 31, 2015
Windstorms and hailstorms	1	$71	$-	$-	$71
Total catastrophe-related charges	1	$71	$-	$-	$71
Three Months Ended March 31, 2014
Windstorms and hailstorms	4	$123	$42	$19	$184
Total catastrophe-related charges	4	$123	$42	$19	$184

(a) Catastrophes are generally weather or seismic events having a net impact on AIG in excess of $10 million each.

Severe Losses(b)

Three Months Ended March 31,	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
2015	8	$113	$-	$21	$134
2014	9	$46	$10	$89	$145

(b)  Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

The combined ratio decreased by 1.8 points in the first quarter of 2015 compared to the same period in the prior year reflecting decreases in the loss ratio and general operating expense ratio.

The accident year combined ratio, as adjusted, decreased by 1.3 points in the first quarter of 2015 compared to the same period in the prior year, due to both lower accident year loss ratio, as adjusted, and general operating expense ratio.

The accident year loss ratio, as adjusted, decreased by 0.8 points in the first quarter of 2015, compared to the same period in the prior year, reflecting enhanced risk selection and pricing discipline in Specialty and Financial lines, particularly in the U.S., and lower attritional losses in U.S. Property, as well as lower severe losses, particularly in EMEA. Severe losses represented approximately 2.7 and 2.9 points of the accident year loss ratio, as adjusted, respectively, in the first quarters of 2015 and 2014. These improvements were partially offset by higher attritional losses in Property and Specialty in EMEA.

The acquisition ratio remained unchanged in the first quarter of 2015 compared to the same period in the prior year.

The general operating expense ratio decreased slightly by 0.5 points in the first quarter of 2015 compared to the same period in the prior year, primarily due to efficiencies from organizational realignment initiatives partially offset by higher technology-related expenses.

Item 2 / results of operations / COMMERCIAL INSURANCE

Mortgage Guaranty Results

The following table presents Mortgage Guaranty results:

Three Months Ended March 31,			Percentage
(dollars in millions)	2015	2014	Change
Underwriting results:
Net premiums written	$258	$231	12%
Increase in unearned premiums	(28)	(18)	(56)
Net premiums earned	230	213	8
Losses and loss adjustment expenses incurred	58	118	(51)
Acquisition expenses:
Amortization of deferred policy acquisition costs	7	3	133
Other acquisition expenses	15	14	7
Total acquisition expenses	22	17	29
General operating expenses	39	37	5
Underwriting income	111	41	171
Net investment income	34	35	(3)
Pre-tax operating income	145	76	91
Key metrics:
Prior year loss reserve development (favorable)/
unfavorable	$-	$27	NM	%
Domestic first-lien:
New insurance written	$10,542	$7,605	39
Combined ratio	53.4	84.5
Risk in force	$42,839	$37,352	15
60+ day delinquency ratio on primary loans(a)	3.9%	5.3%
Domestic second-lien:
Risk in force(b)	$436	$991	(56)

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

Item 2 / results of operations / COMMERCIAL INSURANCE

Pre-tax operating income increased in the first quarter of 2015 compared to the same period in the prior year due to a decline in incurred losses from lower delinquency rates, higher cure rates and an increase in first-lien net premiums earned as a result of higher new insurance written and an acceleration of earnings on the cancellations of single premium business.

First Lien Results

First-lien pre-tax operating income increased in the first quarter of 2015 compared to the same period in the prior year, primarily due to improved underwriting income as a result of a $60 million decrease in first-lien losses and loss adjustment expenses incurred reflecting fewer new delinquencies and higher cure rates. In addition, first-lien pre-tax operating income benefitted from a $21 million increase in first-lien net premiums earned in the first quarter of 2015 compared to the same period in the prior year, largely from growth in the book of business and the acceleration of premiums earned as the result of cancellations on single premium business. The decrease in first-lien losses and loss adjustment expenses incurred combined with the increase in earned premiums resulted in an improved combined ratio of 53.4 points in the first quarter of 2015 compared to 84.5 points in the same period in the prior year.

Acquisition expenses increased in the first quarter of 2015 compared to the same period in the prior year, primarily as a result of sales support activities related to the increase in new insurance written.

General operating expenses increased in the first quarter of 2015 compared to the same period in the prior year, primarily due to increased servicing costs related to the growth of in-force business.

Other Business Results

Other business results include second-lien insurance, student loan insurance and non-domestic mortgage insurance operations.

The Other business’ pre-tax operating income for the first quarter of 2015 was approximately $13 million compared to $16 million in the same period in the prior year. The decrease in pre-tax operating income was primarily due to a decline in net premiums earned and a decline in net investment income, partially offset by a reduction in underwriting expenses.

New Insurance Written

The increase in domestic first-lien new insurance written to $10.5 billion in the first quarter of 2015 from $7.6 billion in the same period in the prior year was primarily due to the expansion in the mortgage originations market caused by a reduction in mortgage interest rates.

Delinquency Inventory

The delinquency inventory for domestic first lien business declined during the first quarter of 2015 as a result of cures and paid claims exceeding the number of newly reported delinquencies. Mortgage Guaranty’s first lien primary delinquency ratio at March 31, 2015 was 3.9 percent compared to 5.3 percent at March 31, 2014. Over the last several years, Mortgage Guaranty has experienced a decline in newly reported defaults and an increase in cure rates.

The following table provides a summary of activity in Mortgage Guaranty’s domestic first lien delinquency inventory:

Three Months Ended March 31,
(number of policies)	2015	2014
Number of delinquencies at the beginning of the year	38,357	47,518
Newly reported	9,829	12,362
Cures	(11,063)	(13,474)
Claims paid	(2,454)	(3,057)
Other	(297)	(568)
Number of delinquencies at the end of the period	34,372	42,781

Item 2 / results of operations / COMMERCIAL INSURANCE

Mortgage Guaranty Underwriting Ratios

The following tables present the Mortgage Guaranty combined ratios based on GAAP data:

Three Months Ended March 31,			Increase
	2015	2014	(Decrease)
Loss ratio	25.2	55.4	(30.2)
Acquisition ratio	9.6	8.0	1.6
General operating expense ratio	16.9	17.4	(0.5)
Expense ratio	26.5	25.4	1.1
Combined ratio	51.7	80.8	(29.1)

The combined ratio decreased by 29.1 points in the first quarter of 2015 compared to the same period in the prior year. The decrease was driven primarily by a reduction in the loss ratio due to lower losses and loss adjustment expenses incurred from fewer new delinquencies and higher cure rates.

The acquisition ratio increased by 1.6 points in the first quarter of 2015 compared to the same period in the prior year.  Acquisition expenses increased, primarily due to the increases in expenses related to sales activities supporting new insurance written in the first quarter of 2015.

The general operating expense ratio decreased by 0.5 points in the first quarter of 2015 compared to the same period in the prior year.  The decrease was primarily due to an increase in net premiums earned.

Institutional Markets Results

The following table presents Institutional Markets results:

Three Months Ended March 31,			Percentage
(in millions)	2015	2014	Change
Revenues:
Premiums	$96	$99	(3)%
Policy fees	49	44	11
Net investment income	479	552	(13)
Benefits and expenses:
Policyholder benefits and losses incurred	349	339	3
Interest credited to policyholder account balances	102	100	2
Amortization of deferred policy acquisition costs	1	1	-
Other acquisition expenses	7	8	(13)
General operating expenses	18	18	-
Pre-tax operating income	$147	$229	(36)

Item 2 / results of operations / COMMERCIAL INSURANCE

INSTITUTIONAL MARKETS pre-tax OPERATING INCOME (in millions)

Pre-tax operating income in the first quarter of 2015 decreased compared to the same period in the prior year, primarily due to a decrease in net investment income. Fee income increased in the first quarter of 2015 compared to the same period in the prior year, driven by growth in reserves and assets under management, primarily from continued development of the stable value wrap business. The notional amount of stable value wrap assets under management at March 31, 2015 grew by $7.0 billion or 28 percent from the same period in the prior year, in addition to $2.3 billion of stable value wrap funding agreements included in insurance reserves.

Net investment income in the first quarter of 2015 decreased compared to the same period in the prior year, primarily due to lower net investment income from alternative investments and from the base portfolio. Alternative investment income in the first quarter of 2015 decreased $76 million compared to the same period in the prior year, which reflected favorable equity market conditions. The decrease in base net investment income in the first quarter of 2015 compared to the same period in the prior year primarily reflected lower base portfolio yield as a result of reinvestment in the low interest rate environment, partially offset by growth in average assets. See MD&A – Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Institutional Markets business.

General operating expenses in the first quarter of 2015 were comparable to the same period in the prior year.

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

Item 2 / results of operations / COMMERCIAL INSURANCE

The following table presents a reconciliation of Institutional Markets premiums and deposits to GAAP premiums:

Three Months Ended March 31,
(in millions)	2015	2014
Premiums and deposits	$146	$147
Deposits	(45)	(43)
Other	(5)	(5)
Premiums	$96	$99

Premiums and deposits for the first quarter of 2015 were comparable to the same period in the prior year. The decrease in premiums in the first quarter of 2015 compared to the same period in the prior year  was primarily due to lower sales of single-premium life-contingent products, including terminal funding annuities.

CONSUMER INSURANCE

Consumer Insurance presents its operating results in three operating segments – Retirement, Life and Personal Insurance.

Retirement provides a broad portfolio of retirement products and services to individual consumers. The primary products offered by the Retirement operating segment include individual fixed and variable annuities, retail mutual funds and advisory services. Retirement products are distributed through affiliated channels that include VALIC career financial advisors and licensed financial advisors in the AIG Advisor Group and through non-affiliated channels, which include banks, wirehouses, regional and independent broker-dealers, independent marketing organizations and independent insurance agents.

Life provides life insurance products to individual consumers as well as group products distributed through employers. The primary products offered by the Life operating segment include term life, whole life and universal life insurance. International products include term and whole life insurance, supplemental health, cancer and critical illness insurance. Life products are distributed in the U.S. through affiliated channels that include career agents and financial advisors in the AIG Financial Network and direct marketing.  Non-affiliated channels in the U.S. include independent marketing organizations, independent agents and benefit brokers.  International life products are sold through non-affiliated independent agents and direct marketing.

Personal Insurance provides accident and health and personal lines insurance products to individuals, organizations and families. The products offered by the Personal Insurance operating segment include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations, including a broad range of travel insurance products and services for leisure and business travelers, personal automobile and homeowners insurance, extended warranty, and consumer specialty products, such as identity theft and credit card protections, as well as various high-net-worth insurance products. Personal Insurance products and services are distributed through various channels, including independent agents, brokers, affinity partners, airlines and travel agents, as well as direct marketing.

See Part I, Item 1. Business in AIG’s 2014 Annual Report for further discussion of our products and geographic regions where we distribute our products.

Item 2 / results of operations / CONSUMER INSURANCE

Consumer Insurance Results

The following table presents Consumer Insurance results:

Three Months Ended March 31,			Percentage
(in millions)	2015	2014	Change
Revenues:
Premiums	$3,553	$3,689	(4)%
Policy fees	627	593	6
Net investment income	2,175	2,403	(9)
Other income	508	474	7
Benefits and expenses:
Policyholder benefits and losses incurred	2,679	2,757	(3)
Interest credited to policyholder account balances	833	853	(2)
Amortization of deferred policy acquisition costs	715	718	-
General operating and other expenses*	1,691	1,663	2
Pre-tax operating income	$945	$1,168	(19)%

*    Includes general operating expenses, non deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

Consumer Insurance Results by Operating Segment

The following section provides a comparative discussion of Consumer Insurance Results of Operations for the first quarters of 2015 and 2014 by operating segment.

Retirement Results

The following table presents Retirement results:

Three Months Ended March 31,			Percentage
(in millions)	2015	2014	Change
Revenues:
Premiums	$46	$57	(19)%
Policy fees	264	238	11
Net investment income	1,570	1,716	(9)
Advisory fee and other income	508	474	7
Benefits and expenses:
Policyholder benefits and losses incurred	92	113	(19)
Interest credited to policyholder account balances	709	727	(2)
Amortization of deferred policy acquisition costs	142	126	13
Non deferrable insurance commissions	69	61	13
Advisory fee expenses	332	311	7
General operating expenses	244	232	5
Pre-tax operating income	$800	$915	(13)%

Item 2 / results of operations / CONSUMER INSURANCE

RETIREMENT pre-tax OPERATING INCOME (in millions)

Pre-tax operating income for Retirement in the first quarter of 2015 decreased compared to the same period in the prior year, primarily due to lower net investment income, which reflected lower income from alternative investments, lower base yields and a lower volume of average assets due to dividend payments. The decrease in net investment income, which resulted in lower base spreads, was partially offset by higher policy fees and advisory fees due to increased assets under management, principally driven by growth in variable annuity separate account assets from positive net flows and favorable separate account performance.

Net investment income for the first quarter of 2015 decreased compared to the same period in the prior year, primarily due to a $106 million decrease in income from alternative investments, which were higher in the prior year period due to favorable equity market conditions, and lower base net investment income, as discussed below. These decreases were partially offset by an improvement in other enhancement income, primarily due to losses in the same period in the prior year on securities for which the fair value option has been elected, including the investment in People’s Insurance Company (Group) of China Limited (PICC Group) then held by the Life Insurance Companies.

Base net investment income for the first quarter of 2015 decreased slightly compared to the same period in the prior year, primarily due the effect of lower base yields from reinvestment at rates below the weighted average yield of the overall portfolio, as well as a decrease in net investment income due to a lower volume of average assets resulting from dividend activity during the past twelve months. See Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Retirement business.

Overall, Retirement fixed maturity portfolio yields in the first quarter of 2015 declined compared to the same period in the prior year, primarily as a result of investment purchases and investment of portfolio cash flows at rates below the weighted average yield of the existing portfolio in the sustained low interest rate environment. While average interest crediting rates were down slightly due to active rate management, the decline in base yields resulted in lower base spreads in the Fixed Annuities, Group Retirement and Retirement Income Solutions product lines compared to the same period in the prior year. See Spread Management below for additional discussion.

General operating expenses increased in the first quarter of 2015 compared to the same period in the prior year, due in part to technology investments and higher sales volume in the Retirement Income Solutions product line.

Item 2 / results of operations / CONSUMER INSURANCE

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

Disciplined pricing on new business and active crediting rate management are used in the Fixed Annuities and Group Retirement product lines to partially offset the impact of continued decline in base yields resulting from investment of available cash flows in the low interest rate environment.

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

Renewal crediting rate management is done under contractual provisions in annuity products that were designed to allow crediting rates to be reset at pre-established intervals in accordance with state and federal laws and subject to minimum crediting rate guarantees. Retirement will continue to adjust crediting rates on in-force business to mitigate the pressure on spreads from declining base yields. In addition to deferred annuity products, certain traditional long-duration products for which Retirement does not have the ability to adjust interest rates, such as payout annuities, are exposed to reduced earnings and potential loss recognition reserve increases in a sustained low interest rate environment.

 As of March 31, 2015, Retirement’s fixed annuity reserves, which include fixed options offered within variable annuities sold in the Group Retirement and Retirement Income Solutions product lines as well as reserves of the Fixed Annuities product line, had minimum guaranteed interest rates ranging from 1.0 percent to 5.5 percent, with the higher rates representing guarantees on older in-force products. As indicated in the table below, approximately 70 percent of annuity account values were at their minimum crediting rates as of March 31, 2015, compared to 71 percent at December 31, 2014. The decrease during the first quarter of 2015 in the percentage of annuity account values at the minimum crediting rate was primarily due to new deposits that were crediting at rates above the contractual minimum, and may include sales inducements, as well as the run-off of older business that was at minimum crediting rates. Fixed annuity account values having contractual minimum guaranteed rates above 1 percent were 78 percent and 79 percent of total fixed annuity reserves at March 31, 2015 and December 31, 2014, respectively.

Item 2 / results of operations / CONSUMER INSURANCE

The following table presents fixed annuity account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
March 31, 2015		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Fixed annuities *
1%	$2,188	$8,747	$10,368	$21,303
> 1% - 2%	12,321	3,207	3,495	19,023
> 2% - 3%	31,360	605	1,928	33,893
> 3% - 4%	12,934	49	10	12,993
> 4% - 5%	7,978	-	4	7,982
> 5% - 5.5%	224	-	5	229
Total	$67,005	$12,608	$15,810	$95,423
Percentage of total	70%	13%	17%	100%

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

The following table presents a reconciliation of Retirement premiums and deposits to GAAP premiums:

Three Months Ended March 31,
(in millions)	2015	2014
Premiums and deposits*	$5,509	$6,003
Deposits	(5,637)	(6,065)
Other	174	119
Premiums	$46	$57

* Excludes activity related to closed blocks of fixed and variable annuities.

Premiums  decreased in the first quarter of 2015 compared to the same period in the prior year, primarily due to lower immediate annuity premiums in the Fixed Annuities product line.

Premiums and Deposits and Net Flows

The following table presents Retirement premiums and deposits and net flows by product line:

Three Months Ended March 31,			Percentage
(in millions)	2015	2014	Change
Fixed Annuities	$684	$960	(29)%
Retirement Income Solutions	2,457	2,173	13
Retail Mutual Funds	857	1,162	(26)
Group Retirement	1,511	1,708	(12)
Total Retirement premiums and deposits*	$5,509	$6,003	(8)%

Item 2 / results of operations / CONSUMER INSURANCE

Three Months Ended March 31,
(in millions)	2015	2014
Net flows
Fixed Annuities	$(746)	$(415)
Retirement Income Solutions	1,525	1,269
Retail Mutual Funds	143	240
Group Retirement	(640)	(78)
Total Retirement net flows*	$282	$1,016

*    Excludes activity related to closed blocks of fixed and variable annuities, which had reserves of approximately $5.5 billion and $5.6 billion at March 31, 2015 and 2014, respectively.

RETIREMENT PREMIUMS AND DEPOSITS by Product Line (in millions)

Premiums and deposits for Retirement decreased in the first quarter of 2015 compared to the same period in the prior year, primarily due to lower sales in the Fixed Annuities, Retail Mutual Funds and Group Retirement product lines, partially offset by continued strong demand for variable and fixed index annuities in Retirement Income Solutions.

Net flows for annuity products included in the Fixed Annuities, Retirement Income Solutions and Group Retirement product lines represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows from mutual funds, which are included in both the Retail Mutual Funds and Group Retirement product lines, represent deposits less withdrawals.

Total net flows for Retirement were positive in the first quarter of 2015 but decreased compared to the same period in the prior year, primarily due to the lower premiums and deposits combined with higher surrenders and withdrawals in the Group Retirement product lines. Improvement in Retail Mutual Fund surrenders partially offset the lower level of deposits in this product line.

Item 2 / results of operations / CONSUMER INSURANCE

Premiums and Deposits and Net Flows by Product Line

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Fixed Annuities deposits decreased in the first quarter of 2015 compared to the same period in the prior year, due to the sustained low interest rate environment. Fixed Annuities net flows continued to be negative, but surrender volumes were stable in the first quarter of 2015 compared to the same period in the prior year.

Retirement Income Solutions premiums and deposits and net flows increased in the first quarter of 2015 compared to the same period in the prior year reflecting a continued high volume of variable and index annuity sales, which have benefitted from consumer demand for retirement products with guaranteed benefit features, product enhancements and expanded distribution. The improvement in the surrender rate (see Surrender Rates below) was primarily due to the significant growth in account value driven by the high volume of sales, which has increased the proportion of business that is within the surrender charge period.

Retail Mutual Fund deposits and net flows decreased in the first quarter of 2015 compared to the same period in the prior year, primarily driven by lower deposits in the Focused Dividend Strategy Fund, which were partially offset by a favorable variance in withdrawal activity.

Group Retirement net flows decreased in the first quarter of 2015 compared to the same period in the prior year, primarily due to higher group surrender activity, as well as lower premiums and deposits. The increase in surrenders and the surrender rate for the first quarter of 2015 compared to the same period in the prior year included large group surrenders of approximately $300 million. The large group market has been impacted by the consolidation of healthcare providers and other employers in our target markets.

Surrender Rates

The following table presents reserves for annuity product lines by surrender charge category:

	March 31, 2015			December 31, 2014
	Group		Retirement	Group		Retirement
	Retirement	Fixed	Income	Retirement	Fixed	Income
(in millions)	Products(a)	Annuities	Solutions	Products(a)	Annuities	Solutions
No surrender charge(b)	$62,250	$35,329	$2,130	$61,751	$34,396	$1,871
0% - 2%	1,832	2,381	17,157	1,648	2,736	17,070
Greater than 2% - 4%	1,370	2,126	4,752	1,657	2,842	4,254
Greater than 4%	5,664	12,496	27,542	5,793	12,754	26,165
Non-surrenderable	1,078	3,456	208	770	3,464	151
Total reserves	$72,194	$55,788	$51,789	$71,619	$56,192	$49,511

(a) Excludes mutual fund assets under management of $14.9 billion and $14.6 billion at March 31, 2015 and December 31, 2014, respectively.

(b) Group Retirement Products in this category include reserves of approximately $6.2 billion at both March 31, 2015 and December 31, 2014 that are subject to 20 percent annual withdrawal limitations.

The following table presents surrender rates for deferred annuities by product line:

Three Months Ended March 31,
	2015	2014
Surrenders as a percentage of average account value
Fixed Annuities	6.7%	6.8%
Retirement Income Solutions	6.0	7.5
Group Retirement	9.3	7.7

Item 2 / results of operations / CONSUMER INSURANCE

Life Results

The following table presents Life results:

Three Months Ended March 31,			Percentage
(in millions)	2015	2014	Change
Revenues:
Premiums	$708	$673	5%
Policy fees	363	355	2
Net investment income	542	582	(7)
Benefits and expenses:
Policyholder benefits and losses incurred	942	893	5
Interest credited to policyholder account balances	124	126	(2)
Amortization of deferred policy acquisition costs	86	80	8
Non deferrable insurance commissions	59	66	(11)
General operating expenses	231	210	10
Pre-tax operating income	$171	$235	(27)

Life pre-tax OPERATING INCOME (in millions)

Pre-tax operating income decreased compared to the prior-year quarter, primarily due to lower net investment income from alternative investments and lower investment yields on the base portfolio. In addition, the first quarter of 2015 included higher general operating expenses and less favorable mortality gains than in the same period in the prior year. The decrease in mortality gains compared to the same period in the prior year was primarily due to a higher benefit expense from large claims in the U.S. individual universal life and group life businesses.

Net investment income decreased in the first quarter of 2015 compared to the same period in the prior year, primarily due to lower income from alternative investments, and lower yields on the base portfolio due in part to participation income received on a commercial mortgage loan in the first quarter of 2014, as well as a decrease in investment income due to a lower volume of average assets, which resulted from dividend activity during the past twelve months. These decreases were partially offset by an improvement in other enhancement income, primarily due to losses in the same period in the prior year on securities for which the fair value option has been elected, including the investment in PICC Group then held by the Life Insurance Companies. See Investments – Life Insurance Companies for additional discussion of the investment strategy, asset-liability

Item 2 / results of operations / CONSUMER INSURANCE

management process and invested assets of our Life Insurance Companies, which include the invested assets of the Life business.

General operating expenses increased in the first quarter of 2015 compared to the same period in the prior year, primarily related to expansion of the global Life business and strategic investment in technology and distribution platforms.

Spread Management

Disciplined pricing on new business is used to continue to pursue new sales of life products at targeted net investment spreads in a low interest rate environment. Life has a dynamic product management process to ensure that new business offerings appropriately reflect the current interest rate environment. To the extent that Life cannot achieve targeted net investment spreads on new business, products are re-priced or no longer sold. Additionally, where appropriate, existing products with higher minimum rate guarantees have been re-filed with lower crediting rates as permitted under state insurance laws for new sales. Universal life insurance interest rate guarantees are generally 2 to 3 percent on new non-indexed products and zero to 2 percent on new indexed products, and are designed to meet targeted net investment spreads.

In-force Management. Crediting rates for in-force policies are adjusted in accordance with contractual provisions that were designed to allow crediting rates to be reset subject to minimum crediting rate guarantees.

The following table presents universal life account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
March 31, 2015		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Universal life insurance
1%	$92	$-	$10	$102
> 1% - 2%	33	123	217	373
> 2% - 3%	512	399	1,373	2,284
> 3% - 4%	2,033	402	1,137	3,572
> 4% - 5%	4,094	280	-	4,374
> 5% - 5.5%	331	-	-	331
Total	$7,095	$1,204	$2,737	$11,036
Percentage of total	64%	11%	25%	100%

Life Premiums and Deposits

Premiums for Life represent amounts received on traditional life insurance policies and group benefit policies. Premiums and deposits for Life is a non‑GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life premiums and deposits to GAAP premiums:

Three Months Ended March 31,
(in millions)	2015	2014
Premiums and deposits	$1,223	$1,187
Deposits	(378)	(379)
Other	(137)	(135)
Premiums	$708	$673

Item 2 / results of operations / CONSUMER INSURANCE

Excluding the effect of foreign exchange, Life premiums increased 10 percent in the first quarter of 2015 compared to the same period in the prior year, principally driven by growth in Japan and the acquisition of Ageas Protect Limited (now AIG Life Limited) in the U.K.

Personal Insurance Results

The following table presents Personal Insurance results:

Three Months Ended March 31,			Percentage
(in millions)	2015	2014	Change
Underwriting results:
Net premiums written	$2,915	$3,128	(7)%
Increase in unearned premiums	(116)	(169)	31
Net premiums earned	2,799	2,959	(5)
Losses and loss adjustment expenses incurred	1,645	1,751	(6)
Acquisition expenses:
Amortization of deferred policy acquisition costs	487	512	(5)
Other acquisition expenses	278	278	-
Total acquisition expenses	765	790	(3)
General operating expenses	478	505	(5)
Underwriting loss	(89)	(87)	(2)
Net investment income	63	105	(40)
Pre-tax operating income (loss)	$(26)	$18	NM	%

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (LOSS) (in millions)

Personal Insurance reported a pre‑tax operating loss in the first quarter of 2015 compared to pre-tax operating income in the same period in the prior year, primarily due to a decrease in net investment income. The first quarter of 2015 underwriting result was essentially unchanged from the same period in the prior year. Catastrophe losses were $61 million in the first quarter of 2015, compared to $78 million in the same period in the prior year. The accident year losses include severe losses of approximately $12 million in the first quarter of 2015 compared to $41 million in the same period in the prior year. In the first quarter of 2015, net adverse prior year loss reserve development was $4 million, compared to net favorable prior year loss

Item 2 / results of operations / CONSUMER INSURANCE

reserve development of $14 million in the same period in the prior year. The decrease in net investment income reflected the combined impact of lower required capital, refinements in the internal allocation of excess net investment income, and lower yields on the overall investment portfolio.

Acquisition expenses decreased in the first quarter of 2015 compared to the same period in the prior year due to the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen and euro. Excluding the effect of foreign exchange, acquisition expenses increased due to higher acquisition costs in countries and lines of business targeted for growth and higher profit share expenses related to warranty service programs, partially offset by a decrease in direct marketing expenses. Direct marketing expenses, excluding commissions, for the first quarter of 2015 were $69 million, and, excluding the impact of foreign exchange, decreased by approximately $11 million from the same period in the prior year. These expenses, while not deferrable, are expected to generate business that has an average expected overall persistency of approximately five years and, in Japan, where the majority of the expenses are incurred, approximately nine years. Direct marketing accounted for approximately 16 percent of net premiums written in both the first quarters of 2015 and 2014.

General operating expenses decreased in the first quarter of 2015 compared to the same period in the prior year due to the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen and euro. Excluding the effect of foreign exchange, general operating expenses increased in the first quarter of 2015 compared to the same period in the prior year, primarily due to the timing of when certain technology-related projects commenced in the prior year.

Net investment income decreased in the first quarter of 2015 compared to the same period in the prior year, primarily due to a continued decrease in interest rates during the first quarter of 2015, as yields on new purchases were lower than the weighted average yield of the overall portfolio, lower income on alternative investments, and the effect of foreign exchange due to the U.S. dollar strengthening against most major foreign currencies. In addition, the decrease in net investment income also reflected lower income associated with investments accounted for under the fair value option, as the increase related to the PICC P&C shares was more than offset by a decrease from fixed maturity investments. These were partially offset by the effect of continued portfolio diversification. Additionally, the decrease in net investment income also reflected lower capital required for the Personal Insurance business based on AIG’s internal capital allocation model coupled with the refinement of the allocation model for excess net investment income.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Personal Insurance Net Premiums Written

The following table presents Personal Insurance net premiums written by major line of business:

Three Months Ended March 31,			Percentage Change in
(in millions)	2015	2014	U.S. Dollars	Original Currency
Accident & Health	$1,348	$1,438	(6)%	1%
Personal Lines	1,567	1,690	(7)	1
Total Personal Insurance net premiums written	$2,915	$3,128	(7)%	1%

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance net premiums written by line of business (in millions)

Personal Insurance net premiums written decreased in the first quarter of 2015, compared to the same period in the prior year due to the impact of foreign exchange as the U.S. dollar strengthened against the Japanese yen and euro. Excluding the effect of foreign exchange, net premiums written increased in the first quarter of 2015 compared to the same period in the prior year as the business continued to grow through multiple product and distribution channels.

A&H net premiums written, excluding the effect of foreign exchange, increased in the first quarter of 2015 compared to the same period in the prior year, reflecting growth in our higher education market and supplemental health, partially offset by a decrease in individual travel business in the U.S. due to our focus on maintaining underwriting discipline.

Personal Lines net premiums written, excluding the effect of foreign exchange, increased in the first quarter of 2015 compared to the same period in the prior year. The increase was primarily due to increased production in the automobile and property businesses across all regions, partially offset by decreased production of warranty service programs in the U.S. due to underwriting actions taken in the prior year.

Personal Insurance Net Premiums Written by Region

The following table presents Personal Insurance net premiums written by region:

			Percentage	Percentage
Three Months Ended March 31,			Change in	Change in
(in millions)	2015	2014	U.S. dollars	Original Currency
Americas	$912	$970	(6)%	(4)%
Asia Pacific	1,430	1,541	(7)	3
EMEA	573	617	(7)	5
Total net premiums written	$2,915	$3,128	(7)%	1%

Item 2 / results of operations / CONSUMER INSURANCE

Personal insurance NET PREMIUMS WRITTEN by Region (in millions)

Americas net premiums written decreased in the first quarter of 2015 compared to the same period in the prior year, primarily due to a decrease in warranty service programs and individual travel business, as discussed above, partially offset by the growth in automobile, health, and personal property businesses.

Asia Pacific net premiums written decreased in the first quarter of 2015, compared to the same period in the prior year due to the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased, primarily due to production increases in A&H, automobile and personal property in Japan.

EMEA net premiums written decreased in the first quarter of 2015 compared to the same period in the prior year. Excluding the effect of foreign exchange, net premiums written increased across all lines of business, particularly for warranty service programs and the automobile business.

Personal Insurance Underwriting Ratios

The following tables present the Personal Insurance combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

			Increase
Three Months Ended March 31,	2015	2014	(Decrease)
Loss ratio	58.8	59.2	(0.4)
Catastrophe losses and reinstatement premiums	(2.2)	(2.7)	0.5
Prior year development net of premium adjustments	(0.2)	0.5	(0.7)
Accident year loss ratio, as adjusted	56.4	57.0	(0.6)
Acquisition ratio	27.3	26.7	0.6
General operating expense ratio	17.1	17.1	-
Expense ratio	44.4	43.8	0.6
Combined ratio	103.2	103.0	0.2
Catastrophe losses and reinstatement premiums	(2.2)	(2.7)	0.5
Prior year development net of premium adjustments	(0.2)	0.5	(0.7)
Accident year combined ratio, as adjusted	100.8	100.8	-

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance ratios Three Months Ended March 31,

The following tables present Personal Insurance accident year catastrophe and severe losses by region and the number of events:

Catastrophes (a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended March 31, 2015
Windstorms and hailstorms	1	$61	$-	$-	$61
Total catastrophe-related charges	1	$61	$-	$-	$61
Three Months Ended March 31, 2014
Windstorms and hailstorms	4	$41	$36	$1	$78
Total catastrophe-related charges	4	$41	$36	$1	$78

(a) Catastrophes are generally weather or seismic events having a net impact on AIG in excess of $10 million each.

Severe Losses(b)

Three Months Ended March 31,	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
2015	1	$12	$-	$-	$12
2014	3	$37	$4	$-	$41

(b) Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

The combined ratio increased by 0.2 points in the first quarter of 2015 compared to the same period in the prior year. The accident year combined ratio, as adjusted, remained unchanged in the first quarter of 2015 compared to the same period in the prior year.

The accident year loss ratio, as adjusted, decreased by 0.6 points in the first quarter of 2015 compared to the same period in the prior year, as a result of improvements across all lines of business. The improvement of the accident year loss ratio, as

Item 2 / results of operations / CONSUMER INSURANCE

adjusted, for our personal property business was primarily attributable to improved loss experience in Japan, as a result of underwriting and rate actions taken in prior years. The lower loss ratio associated with the warranty service program was offset by an increase in the related profit sharing arrangement, which contributed to the increase in the acquisition ratio in the first quarter of 2015 compared to the same period in the prior year. Severe losses represented 0.4 points and 1.4 points of the accident year loss ratio, as adjusted, in the first quarters of 2015 and 2014, respectively. In addition, several large but not severe losses, primarily affecting personal property and automobile businesses in the U.S. and A&H in EMEA, accounted for $30 million, or 1.1 points, of the accident year loss ratio, as adjusted, in the first quarter of 2015.

The acquisition ratio increased by 0.6 points in the first quarter of 2015 compared to the same period in the prior year, primarily due to an increase in acquisition costs for automobile and personal property businesses in Japan, higher acquisition costs in targeted-growth countries, and the profit sharing arrangement for the warranty service program described above. The increase was partially offset by lower acquisition costs for the A&H business and non-deferred direct marketing expenses.

The general operating expense ratio remained unchanged, reflecting the timing of when certain technology-related projects commenced in the prior year.

CORPORATE AND OTHER

Corporate and Other includes Direct Investment book, Global Capital Markets, AIG Parent and Other, Run-off Insurance Business, and Other Businesses.

Corporate and Other Results

The following table presents AIG’s Corporate and Other results:

Three Months Ended March 31,			Percentage
(in millions)	2015	2014	Change
Corporate and Other pre-tax operating loss:
Direct Investment book	$145	$440	(67)%
Global Capital Markets	114	29	293
Run-off insurance Lines	(19)	5	NM
Other businesses	235	-	NM
AIG Parent and Other:
Equity in pre-tax operating earnings of AerCap(a)	128	-	NM
Fair value of PICC investments(b)	47	-	NM
Corporate expenses, net:
Other income (expense), net	9	17	(47)
General operating expenses	(244)	(235)	(4)
Total Corporate expenses, net	(235)	(218)	(8)
Interest expense	(276)	(325)	15
Total AIG Parent and Other operating loss	(336)	(543)	38
Consolidation and eliminations	(1)	1	NM
Total Corporate and Other pre-tax operating income (loss)	138	(68)	NM

(a) Represents our share of AerCap’s pre-tax operating income, which excludes certain post-acquisition transaction expenses incurred by AerCap in connection with its acquisition of ILFC and the difference between expensing AerCap’s maintenance rights assets over the remaining lease term as compared to the remaining economic life of the related aircraft.

(b) During the first quarter of 2015, Non-Life Insurance Companies sold a portion of their investment in PICC P&C to AIG Parent. During 2014, the Life Insurance Companies sold their investment in PICC Group to AIG Parent.

Item 2 / results of operations / CORPORATE AND OTHER

Direct Investment Book Results

DIB pre-tax operating income decreased in the first quarter of 2015 compared to the same period in the prior year primarily due to lower fair value appreciation on asset-backed security (ABS) collateralized debt obligations (CDOs) and declines in net credit valuation adjustments on assets and liabilities for which the fair value option was elected.

Fair value appreciation on ABS CDOs was $69 million and $226 million in the first quarters of 2015 and 2014, respectively. The fair value appreciation on the ABS CDOs was higher in the first quarter of 2014 compared to the first quarter of 2015 as the relative improvement in the underlying collateral pricing and amortization was stronger.

Net credit valuation adjustment gains of $35 million and $139 million were recognized in the first quarters of 2015 and 2014, respectively. The decrease resulted primarily from lower gains on assets due to more significant widening of counterparty credit spreads in the first quarter of 2015 compared to the same period in the prior year.

Global Capital Markets Results

GCM’s pre-tax operating income increased in the first quarter of 2015 compared to the same period in the prior year primarily due to gains realized upon unwinding certain positions, partially offset by declines in unrealized market valuation gains related to the super senior credit default swap (CDS) portfolio. Unrealized market valuation gains on the CDS portfolio of $57 million and $75 million were recognized in the first quarters of 2015 and 2014, respectively. The decline resulted primarily from amortization and terminations within the CDS portfolio.

Run-off Insurance Lines Results

Run-off insurance lines reported a pre-tax operating loss of $19 million in the first quarter of 2015 compared to income of $5 million in the same period in the prior year, primarily due to higher net reserve discount expense reflecting the update to the discount rates used on excess workers’ compensation reserves. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion.

Other Businesses

Other businesses’ pre-tax operating income improved in the first quarter of 2015 compared to the same period in the prior year due to gains recognized on legacy real estate portfolio investments.

AIG Parent and Other Results

AIG Parent and Other’s pre‑tax operating results have improved in the first quarter 2015 compared to the same period in the prior year primarily due to our share of AerCap’s pre-tax operating income, which is accounted for under the equity method, and lower interest expense from ongoing debt management activities described in Liquidity and Capital Resources, partially offset by an increase in general operating expenses.

General operating expenses increased in the first quarter 2015 compared to the same period in the prior year as a result of implementation costs of centralizing processes to lower-cost locations and increased costs related to investments in technology.

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

Investments Highlights in the first quarter of 2015

•          A decrease in interest rates and narrowing of credit spreads resulted in net unrealized gains in the investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $20.8 billion as of March 31, 2015 from approximately $19.0 billion as of December 31, 2014.

•          We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in commercial mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•          Net investment income benefitted from positive performance on fixed maturity securities for which we elected the fair value option, primarily driven by lower interest rates, as well as income on alternative investments, which continued to benefit from equity market performance.

•          Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

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

Item 2 / INVESTMENTS

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

Investments

The following tables summarize the composition of AIG's investments:

	Non-Life	Life
	Insurance	Insurance	Corporate
(in millions)	Companies	Companies	and Other	Total
March 31, 2015
Fixed maturity securities:
Bonds available for sale, at fair value	$92,979	$164,842	$3,001	$260,822
Other bond securities, at fair value	1,678	2,956	14,379	19,013
Equity securities:
Common and preferred stock available for sale, at fair value	3,455	96	215	3,766
Other Common and preferred stock, at fair value	352	-	748	1,100
Mortgage and other loans receivable, net of allowance	6,573	21,183	(2,443)	25,313
Other invested assets	9,730	12,321	12,787	34,838
Short-term investments	3,698	1,710	6,553	11,961
Total investments*	118,465	203,108	35,240	356,813
Cash	1,266	401	156	1,823
Total invested assets	$119,731	$203,509	$35,396	$358,636
December 31, 2014
Fixed maturity securities:
Bonds available for sale, at fair value	$92,942	$164,527	$2,390	$259,859
Other bond securities, at fair value	1,733	2,785	15,194	19,712
Equity securities:
Common and preferred stock available for sale, at fair value	4,241	150	4	4,395
Other Common and preferred stock, at fair value	495	-	554	1,049
Mortgage and other loans receivable, net of allowance	6,686	20,874	(2,570)	24,990
Other invested assets	10,372	11,916	12,230	34,518
Short-term investments	4,154	2,131	4,958	11,243
Total investments*	120,623	202,383	32,760	355,766
Cash	1,191	451	116	1,758
Total invested assets	$121,814	$202,834	$32,876	$357,524

* At March 31, 2015, approximately 91 percent and 9 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 90 percent and 10 percent, respectively, at December 31, 2014.

The following table presents the components of Net Investment Income:

Three Months Ended March 31,
(in millions)	2015	2014
Interest and dividends	$3,187	$3,304
Alternative investments	689	925
Other investment income*	114	99
Total investment income	3,990	4,328
Investment expenses	152	132
Total net investment income	$3,838	$4,196

* Includes changes in fair value of certain fixed maturity securities where the fair value option has been elected and which are used to economically hedge the interest rate risk in GMWB embedded derivatives. For the quarters ended March 31, 2015 and March 31, 2014, the net investment income recorded on these securities was $44 million and $76 million, respectively.

Item 2 / INVESTMENTS

Net investment income for the first quarter of 2015 decreased compared to the same period in the prior year primarily due to lower reinvestment yields on our fixed maturity securities portfolio due to the low interest rate environment and lower income on alternative investments.

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

Fixed maturity investments of the Non-Life Insurance Companies domestic operations, with an intermediate duration of 4.5 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns, as well as taxable municipal bonds, government and agency bonds, and corporate bonds. The majority of these high quality investments are rated A or higher based on composite ratings.

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

Item 2 / INVESTMENTS

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

In addition, the Life Insurance Companies seek to enhance returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields. The Life Insurance Companies investment portfolio also includes, to a lesser extent, equity securities and yield enhancing investments.

The Life Insurance Companies monitor fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. The Life Insurance Companies frequently review their interest rate assumptions and actively manage the crediting rates used for their new and in-force business. Business strategies continue to evolve to maintain profitability of the overall business in a historically low interest rate environment. The low interest rate environment makes it more difficult to profitably price attractive guaranteed return products and puts margin pressure on existing products, due to the challenge of investing recurring premiums and deposits and reinvesting investment portfolio cash flows in the low rate environment while maintaining satisfactory investment quality and liquidity. In addition, there is investment risk associated with future premium receipts from certain in‑force business. Specifically, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

Fixed maturity investments of the Life Insurance Companies domestic operations, with an intermediate duration of 6.6 years, are comprised of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

Fixed maturity investments held in the Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, and intermediate to long duration, averaging 12.8 years.

NAIC Designations of Fixed Maturity Securities

The Securities Valuation Office (SVO) of the National Association of Insurance Companies (NAIC) evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1’ highest quality, or ‘2’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade.  The NAIC has adopted revised rating methodologies for certain structured securities, including non-agency RMBS and CMBS, which are intended to enable a more precise assessment of the value of such structured securities and increase the accuracy in assessing expected losses to better determine the appropriate capital requirement for such structured securities.  These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies.  The following tables summarize the ratings distribution of Life Insurance Companies fixed maturity security portfolio by NAIC Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies.  See Investments – Credit Ratings herein for a full description of the composite AIG credit ratings.

Item 2 / INVESTMENTS

The following table presents the fixed maturity security portfolio of Life Insurance Companies categorized by NAIC Designation, at fair value:

March 31, 2015
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$47,281	$61,459	$108,740	$5,303	$2,638	$241	$135	$8,317	$117,057
Mortgage-backed, asset-backed and collateralized	42,895	1,872	44,767	391	363	161	823	1,738	46,505
Total*	$90,176	$63,331	$153,507	$5,694	$3,001	$402	$958	$10,055	$163,562

*    Excludes $4.3 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within Life Insurance Companies that require a statutory filing.

The following table presents the fixed maturity security portfolio of Life Insurance Companies  categorized by composite AIG credit rating, at fair value:

March 31, 2015
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$47,042	$62,076	$109,118	$4,849	$2,793	$297	$7,939	$117,057
Mortgage-backed, asset-backed and collateralized	26,823	3,081	29,904	1,390	1,592	13,619	16,601	46,505
Total*	$73,865	$65,157	$139,022	$6,239	$4,385	$13,916	$24,540	$163,562

*  Excludes $4.3 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within Life Insurance Companies that require a statutory filing.

Credit Ratings

At March 31, 2015, approximately 91 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 17 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of our foreign entities’ fixed maturity securities portfolio is rated by Moody’s Investors’ Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), or similar foreign rating services. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At March 31, 2015, approximately 17 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately five percent were below investment grade or not rated. Approximately 44 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

Item 2 / INVESTMENTS

Composite AIG Credit Ratings

With respect to our fixed maturity investments, the credit ratings in the table below and in subsequent tables reflect: (a) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the rating assigned by the NAIC SVO - (over 99 percent of total fixed maturity investments), or (b) our equivalent internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC.  The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2015	2014	2015	2014	2015	2014
Rating:
Other fixed maturity
securities
AAA	$14,444	$15,463	$5,302	$5,322	$19,746	$20,785
AA	36,360	36,730	183	224	36,543	36,954
A	55,374	56,693	191	242	55,565	56,935
BBB	75,998	75,607	233	250	76,231	75,857
Below investment grade	11,553	10,651	219	303	11,772	10,954
Non-rated	911	1,035	-	-	911	1,035
Total	$194,640	$196,179	$6,128	$6,341	$200,768	$202,520
Mortgage-backed, asset-
backed and collateralized
AAA	$26,056	$24,783	$2,127	$2,313	$28,183	$27,096
AA	4,351	4,078	1,299	1,549	5,650	5,627
A	7,971	7,606	520	494	8,491	8,100
BBB	4,133	3,813	524	620	4,657	4,433
Below investment grade	23,649	23,376	8,343	8,314	31,992	31,690
Non-rated	22	24	72	81	94	105
Total	$66,182	$63,680	$12,885	$13,371	$79,067	$77,051
Total
AAA	$40,500	$40,246	$7,429	$7,635	$47,929	$47,881
AA	40,711	40,808	1,482	1,773	42,193	42,581
A	63,345	64,299	711	736	64,056	65,035
BBB	80,131	79,420	757	870	80,888	80,290
Below investment grade	35,202	34,027	8,562	8,617	43,764	42,644
Non-rated	933	1,059	72	81	1,005	1,140
Total	$260,822	$259,859	$19,013	$19,712	$279,835	$279,571

Item 2 / INVESTMENTS

Available for Sale Investments

The following table presents the fair value of our available for sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2015	2014
Bonds available for sale:
U.S. government and government sponsored entities	$2,774	$2,992
Obligations of states, municipalities and political subdivisions	27,835	27,659
Non-U.S. governments	19,889	21,095
Corporate debt	144,142	144,433
Mortgage-backed, asset-backed and collateralized:
RMBS	37,732	37,520
CMBS	13,443	12,885
CDO/ABS	15,007	13,275
Total mortgage-backed, asset-backed and collateralized	66,182	63,680
Total bonds available for sale*	260,822	259,859
Equity securities available for sale:
Common stock	3,060	3,629
Preferred stock	25	25
Mutual funds	681	741
Total equity securities available for sale	3,766	4,395
Total	$264,588	$264,254

*    At March 31, 2015 and December 31, 2014, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $36.2 billion and $35.1 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	March 31,	December 31,
(in millions)	2015	2014
Japan	$5,504	$5,728
Canada	1,783	2,181
Germany	1,184	1,315
Mexico	642	661
Norway	617	619
United Kingdom	615	648
Netherlands	605	639
France	587	614
Singapore	551	545
South Korea	441	465
Other	7,362	7,682
Total	$19,891	$21,097

Item 2 / INVESTMENTS

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	March 31, 2015
			Non-			December 31,
		Financial	Financial	Structured		2014
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$587	$1,246	$2,366	$-	$4,199	$4,498
Netherlands	605	1,234	1,781	446	4,066	4,276
Germany	1,184	322	2,342	28	3,876	4,155
Spain	38	344	1,060	17	1,459	1,557
Italy	9	190	970	12	1,181	1,245
Belgium	225	120	607	-	952	973
Ireland	-	-	683	231	914	850
Luxembourg	-	15	482	18	515	243
Finland	43	29	136	-	208	235
Austria	114	12	11	-	137	155
Other - EuroZone*	686	75	235	2	998	1,022
Total Euro-Zone	$3,491	$3,587	$10,673	$754	$18,505	$19,209
Remainder of Europe
United Kingdom	$615	$2,966	$8,026	$4,019	$15,626	$16,076
Switzerland	116	1,161	1,602	-	2,879	2,941
Sweden	174	574	266	-	1,014	1,135
Norway	617	59	166	-	842	846
Russian Federation	117	17	125	-	259	311
Other - Remainder of Europe	222	147	115	15	499	494
Total - Remainder of Europe	$1,861	$4,924	$10,300	$4,034	$21,119	$21,803
Total	$5,352	$8,511	$20,973	$4,788	$39,624	$41,012

*    At March 31, 2015, we had no material credit exposure to the government of Greece.

Investments in Municipal Bonds

At March 31, 2015, the U.S. municipal bond portfolio of Non-Life Insurance Companies was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 96 percent of the portfolio rated A or higher.

Item 2 / INVESTMENTS

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	March 31, 2015
	State	Local		Total	December 31,
	General	General		Fair	2014
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
California	$742	$887	$3,207	$4,836	$4,707
New York	36	640	3,804	4,480	4,116
Texas	273	1,300	1,445	3,018	3,356
Massachusetts	647	-	778	1,425	1,417
Illinois	117	408	845	1,370	1,364
Washington	507	96	655	1,258	1,278
Florida	182	9	852	1,043	1,052
Virginia	81	73	768	922	918
Georgia	286	165	341	792	819
Arizona	-	101	615	716	734
Washington DC	124	-	488	612	607
Ohio	141	36	431	608	604
Pennsylvania	234	40	266	540	537
All other states	1,223	629	4,363	6,215	6,150
Total(a)(b)	$4,593	$4,384	$18,858	$27,835	$27,659

(a) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(b) Includes $3.8 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	March 31,	December 31,
(in millions)	2015	2014
Financial institutions:
Money Center /Global Bank Groups	$9,907	$10,682
Regional banks — other	567	543
Life insurance	3,484	3,575
Securities firms and other finance companies	426	422
Insurance non-life	5,654	5,625
Regional banks — North America	6,577	6,636
Other financial institutions	7,952	8,169
Utilities	23,800	23,705
Communications	10,397	10,316
Consumer noncyclical	16,834	16,792
Capital goods	8,514	8,594
Energy	11,925	12,038
Consumer cyclical	11,383	11,197
Basic	9,363	9,187
Other	17,359	16,952
Total *	$144,142	$144,433

*    At March 31, 2015 and December 31, 2014, approximately 92 percent and 93 percent, respectively, of these investments were rated investment grade.

Item 2 / INVESTMENTS

Investments in RMBS

The following table presents AIG’s RMBS available for sale investments by year of vintage:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2015	2014
Total RMBS
2015	$129	$-
2014	980	871
2013	2,628	2,724
2012	2,369	2,382
2011	5,242	5,310
2010 and prior*	26,384	26,233
Total RMBS	$37,732	$37,520
Agency
2015	$45	$-
2014	888	799
2013	2,533	2,625
2012	2,239	2,234
2011	3,343	3,428
2010 and prior	3,230	3,324
Total Agency	$12,278	$12,410
Alt-A
2015	-	-
2014	-	-
2013	-	-
2012	-	-
2011	$-	$-
2010 and prior	13,413	13,001
Total Alt-A	$13,413	$13,001
Subprime
2015	-	-
2014	-	-
2013	-	-
2012	-	-
2011	-	-
2010 and prior	$2,515	$2,423
Total Subprime	$2,515	$2,423
Prime non-agency
2015	$-	$-
2014	-	-
2013	8	8
2012	111	126
2011	1,899	1,882
2010 and prior	6,799	7,047
Total Prime non-agency	$8,817	$9,063
Total Other housing related	$709	$623

*    Includes approximately $13.8 billion and $13.5 billion at March 31, 2015 and December 31, 2014, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination.  See Note 6 to the Condensed Consolidated Financial Statements for additional discussion on Purchased Credit Impaired (PCI) Securities.

Item 2 / INVESTMENTS

The following table presents our RMBS available for sale investments by credit rating:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2015	2014
Rating:
Total RMBS
AAA	$14,622	$14,699
AA	431	418
A	598	546
BBB	787	911
Below investment grade(a)	21,286	20,937
Non-rated	8	9
Total RMBS(b)	$37,732	$37,520
Agency RMBS
AAA	$12,273	$12,405
AA	5	5
Total Agency	$12,278	$12,410
Alt-A RMBS
AAA	$7	$7
AA	21	33
A	113	85
BBB	260	317
Below investment grade(a)	13,012	12,559
Total Alt-A	$13,413	$13,001
Subprime RMBS
AAA	$18	$18
AA	118	117
A	267	252
BBB	155	207
Below investment grade(a)	1,957	1,829
Total Subprime	$2,515	$2,423
Prime non-agency
AAA	$2,074	$2,076
AA	243	253
A	215	205
BBB	335	351
Below investment grade(a)	5,942	6,169
Non-rated	8	9
Total prime non-agency	$8,817	$9,063
Total Other housing related	$709	$623

(a) Includes certain RMBS that had experienced deterioration in credit quality since their origination. See Note 6 to the Condensed Consolidated Financial Statements for additional discussion on PCI Securities.

(b) The weighted average expected life was six years at both March 31, 2015 and December 31, 2014.

Our underwriting practices for investing in RMBS, other asset‑backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Item 2 / INVESTMENTS

Investments in CMBS

The following table presents our CMBS available for sale investments:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2015	2014
CMBS (traditional)	$11,822	$11,265
Agency	1,388	1,372
Other	233	248
Total	$13,443	$12,885

The following table presents the fair value of our CMBS available for sale investments by rating agency designation and by vintage year:

					Below
					Investment
(in millions)	AAA	AA	A	BBB	Grade	Non-Rated	Total
March 31, 2015
Year:
2015	$204	$84	$96	$111	$-	$-	$495
2014	1,604	193	12	-	-	-	1,809
2013	2,737	452	93	57	-	-	3,339
2012	1,184	62	28	92	-	11	1,377
2011	1,049	20	38	22	-	-	1,129
2010 and prior	1,074	605	955	717	1,943	-	5,294
Total	$7,852	$1,416	$1,222	$999	$1,943	$11	$13,443
December 31, 2014
Year:
2014	$1,570	$183	$11	$-	$-	$-	$1,764
2013	2,684	442	91	58	-	-	3,275
2012	1,158	61	28	92	-	12	1,351
2011	1,022	20	37	21	-	-	1,100
2010 and prior	1,119	626	814	843	1,993	-	5,395
Total	$7,553	$1,332	$981	$1,014	$1,993	$12	$12,885

Item 2 / INVESTMENTS

The following table presents our CMBS available for sale investments by geographic region:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2015	2014
Geographic region:
New York	$3,116	$2,759
California	1,339	1,305
Texas	848	831
Florida	574	562
New Jersey	464	457
Virginia	399	389
Illinois	360	344
Pennsylvania	289	291
Georgia	283	286
Massachusetts	254	247
North Carolina	236	222
Maryland	228	222
All Other*	5,053	4,970
Total	$13,443	$12,885

*    Includes Non-U.S. locations.

The following table presents our CMBS available for sale investments by industry:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2015	2014
Industry:
Office	$3,915	$3,652
Retail	3,840	3,700
Multi-family*	2,917	2,889
Lodging	1,145	1,127
Industrial	769	679
Other	857	838
Total	$13,443	$12,885

*    Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable during the first quarter of 2015. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Item 2 / INVESTMENTS

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

	Fair value at	Fair value at
	March 31,	December 31,
(in millions)	2015	2014
Collateral Type:
Bank loans (CLO)	$7,401	$6,683
Other	384	388
Total	$7,785	$7,071

The following table presents our CDO available for sale investments by credit rating:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2015	2014
Rating:
AAA	$2,467	$1,922
AA	2,319	2,135
A	2,303	2,317
BBB	382	366
Below investment grade	314	331
Total	$7,785	$7,071

Commercial Mortgage Loans

At March 31, 2015, we had direct commercial mortgage loan exposure of $19.2 billion. At that date, over 99 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
March 31, 2015
State:
New York	90	$546	$2,136	$283	$302	$68	$187	$3,522	18%
California	109	28	701	445	504	596	337	2,611	14
New Jersey	45	482	353	307	-	30	33	1,205	6
Texas	57	58	501	118	170	187	55	1,089	6
Florida	83	141	176	358	118	137	152	1,082	6
Illinois	25	174	370	26	72	37	-	679	3
Pennsylvania	50	45	27	390	106	15	6	589	3
Massachusetts	20	3	198	321	-	-	31	553	3
Connecticut	19	279	154	5	99	-	-	537	3
Colorado	19	62	228	48	9	120	24	491	2
Other states	331	903	1,125	1,714	479	308	239	4,768	25
Foreign	149	662	902	74	161	231	16	2,046	11
Total*	997	$3,383	$6,871	$4,089	$2,020	$1,729	$1,080	$19,172	100%

Item 2 / INVESTMENTS

December 31, 2014
State:
New York	90	$545	$2,111	$285	$148	$68	$215	$3,372	18%
California	115	29	635	389	472	597	469	2,591	14
New Jersey	48	490	353	308	-	30	74	1,255	7
Florida	89	141	192	335	118	137	161	1,084	6
Texas	58	62	482	121	171	187	54	1,077	6
Illinois	24	175	327	26	73	36	-	637	3
Massachusetts	19	-	198	321	-	-	34	553	3
Colorado	18	62	158	48	-	120	101	489	2
Connecticut	23	279	155	5	43	-	-	482	2
Pennsylvania	49	45	89	170	107	16	5	432	2
Other states	349	920	1,140	1,738	494	310	281	4,883	26
Foreign	142	636	678	78	63	176	423	2,054	11
Total*	1,024	$3,384	$6,518	$3,824	$1,689	$1,677	$1,817	$18,909	100%

*    Does not reflect allowance for losses.

See Note 7 to the Consolidated Financial Statements in the 2014 Annual Report for additional discussion on commercial mortgage loans.

Impairments

The following table presents impairments by investment type:

Three Months Ended March 31,
(in millions)	2015	2014
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$90	$53
Equity securities, available for sale	7	1
Private equity funds and hedge funds	31	5
Subtotal	128	59
Other impairments:
Investments in life settlements	70	42
Other investments	22	49
Real estate	3	-
Total	$223	$150

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

Other-than-temporary impairment charges by reportable segment and impairment type:

	Non-Life	Life	Corporate
	Insurance	Insurance	and Other
(in millions)	Companies	Companies	Operations	Total
Three Months Ended March 31, 2015
Impairment Type:
Severity	$2	$-	$-	$2
Change in intent	2	22	-	24
Foreign currency declines	12	17	-	29
Issuer-specific credit events	27	41	-	68
Adverse projected cash flows	2	3	-	5
Total	$45	$83	$-	$128
Three Months Ended March 31, 2014
Impairment Type:
Severity	$-	$-	$-	$-
Change in intent	-	5	-	5
Foreign currency declines	1	3	-	4
Issuer-specific credit events	14	35	-	49
Adverse projected cash flows	-	1	-	1
Total	$15	$44	$-	$59

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended March 31, 2015
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	24	-	24
Foreign currency declines	-	-	-	29	-	29
Issuer-specific credit events	21	-	3	8	36	68
Adverse projected cash flows	5	-	-	-	-	5
Total	$26	$-	$3	$61	$38	$128
Three Months Ended March 31, 2014
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	5	-	5
Foreign currency declines	-	-	-	4	-	4
Issuer-specific credit events	14	1	21	7	6	49
Adverse projected cash flows	1	-	-	-	-	1
Total	$15	$1	$21	$16	$6	$59

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and credit rating:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended March 31, 2015
Rating:
AAA	$-	$-	$-	$4	$-	$4
AA	-	-	-	6	-	6
A	-	-	-	6	-	6
BBB	-	-	-	12	-	12
Below investment grade	26	-	3	30	-	59
Non-rated	-	-	-	3	38	41
Total	$26	$-	$3	$61	$38	$128
Three Months Ended March 31, 2014
Rating:
AAA	$-	$-	$-	$-	$-	$-
AA	2	-	-	1	-	3
A	-	-	-	-	-	-
BBB	-	-	-	1	-	1
Below investment grade	13	1	21	14	-	49
Non-rated	-	-	-	-	6	6
Total	$15	$1	$21	$16	$6	$59

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the first quarters of 2015 and 2014 related to:

•    issuer-specific credit events;

•    securities that we intend to sell or for which it is more likely than not that we will be required to sell;

•    declines due to foreign exchange rates;

•    adverse changes in estimated cash flows on certain structured securities; and

•    securities that experienced severe market valuation declines.

In addition, impairments are recorded on real estate and investments in life settlements.

There was no significant impact to our consolidated financial condition or results of operations from other-than-temporary impairment charges for any one single credit. Also, no individual other-than-temporary impairment charge exceeded 0.01 percent of total equity at either March 31, 2015 or March 31, 2014.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $188 million in both three-month periods ended March 31, 2015 and 2014. See Note 6 to the Consolidated Financial Statements in the 2014 Annual Report for a discussion of our other-than-temporary impairment accounting policy.

Item 2 / INVESTMENTS

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2015	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$14,648	$265	1,736	$4	$1	2	$-	$-	-	$14,652	$266	1,738
7-11 months	2,650	104	390	84	18	10	-	-	-	2,734	122	400
12 months or more	8,061	364	786	179	48	59	16	10	3	8,256	422	848
Total	$25,359	$733	2,912	$267	$67	71	$16	$10	3	$25,642	$810	2,986
Below investment
grade bonds
0-6 months	$4,552	$129	932	$225	$51	20	$1	$1	2	$4,778	$181	954
7-11 months	2,550	107	511	70	19	29	-	-	-	2,620	126	540
12 months or more	3,449	211	443	471	133	51	16	10	9	3,936	354	503
Total	$10,551	$447	1,886	$766	$203	100	$17	$11	11	$11,334	$661	1,997
Total bonds
0-6 months	$19,200	$394	2,668	$229	$52	22	$1	$1	2	$19,430	$447	2,692
7-11 months	5,200	211	901	154	37	39	-	-	-	5,354	248	940
12 months or more	11,510	575	1,229	650	181	110	32	20	12	12,192	776	1,351
Total(e)	$35,910	$1,180	4,798	$1,033	$270	171	$33	$21	14	$36,976	$1,471	4,983
Equity securities
0-11 months	$355	$45	76	$33	$10	36	$-	$-	-	$388	$55	112
Total	$355	$45	76	$33	$10	36	$-	$-	-	$388	$55	112

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at March 31, 2015.

(c)  For bonds, represents amortized cost.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the first quarter of 2015 was primarily attributable to increases in the fair value of fixed maturity securities. For the first quarter of 2015, net unrealized gains related to fixed maturity and equity securities increased by $1.8 billion due to a decrease in interest rates and narrowing of credit spreads.

The change in net unrealized gains and losses on investments for the first quarter of 2014 was primarily attributable to increases in the fair value of fixed maturity securities.  Net unrealized gains related to fixed maturity and equity securities increased in the first quarter of 2014 by $3.9 billion primarily due to the decrease in interest rates.

See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of our investment portfolio.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

Insurance Reserves

The following section provides discussion of insurance reserves for both the Non-Life Insurance Companies and the Life Insurance Companies.

Non-Life Insurance Companies

The following section provides discussion of the consolidated liability for unpaid losses and loss adjustment expenses for the Non-Life Insurance Companies.

The following table presents the components of AIG’s gross loss reserves by major lines of business on a U.S. statutory basis*:

	March 31,	December 31,
(in millions)	2015	2014
Other liability occurrence (including asbestos and environmental)	$18,685	$19,444
International	16,477	16,932
Workers' compensation (net of discount)	14,634	14,914
Other liability claims made	9,501	10,051
Property	2,942	3,515
Auto liability	2,139	2,237
Products liability	1,442	1,439
Medical malpractice	1,563	1,626
Mortgage guaranty / credit	950	1,008
Accident and health	1,118	1,271
Commercial multiple peril	1,869	1,886
Aircraft	1,414	1,402
Fidelity/surety	633	504
Other	1,123	1,031
Total	$74,490	$77,260

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

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table presents the components of net loss reserves:

	March 31,	December 31,
(in millions)	2015	2014
Gross loss reserves before reinsurance and discount	$77,402	$80,337
Less: discount	(2,912)	(3,077)
Gross loss reserves, net of discount, before reinsurance	74,490	77,260
Less: reinsurance recoverable*	(14,347)	(15,648)
Net liability for unpaid losses and loss adjustment expenses	$60,143	$61,612

*    Includes $1.4 billion and $1.5 billion of reinsurance recoverable under a retroactive reinsurance agreement at March 31, 2015 and December 31, 2014, respectively.

Gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.3 billion and $12.4 billion at March 31, 2015 and December 31, 2014, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements; each referred to generically as “deductibles”), primarily for U.S. commercial casualty business, where the Non-Life Insurance Companies manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. At March 31, 2015 and December 31, 2014, the Non-Life Insurance Companies held collateral totaling $9.6 billion and $9.4 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and assets in trusts.

The following table classifies the components of net loss reserves by business unit:

	March 31,	December 31,
(in millions)	2015	2014
Property Casualty:
Casualty	$32,658	$33,065
Financial lines	9,275	9,538
Specialty	5,750	5,786
Property	3,693	4,079
Total Property Casualty	51,376	52,468
Mortgage Guaranty	922	977
Personal Insurance
Personal lines	2,836	2,763
Accident and health	1,669	1,878
Total Personal Insurance	4,505	4,641
Other run-off insurance lines	3,340	3,526
Net liability for unpaid losses and loss adjustment expenses	$60,143	$61,612

Discounting of Reserves

The following table presents the components of loss reserve discount included above:

	March 31, 2015			December 31, 2014
		Run-off			Run-off
	Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total
U.S. workers' compensation:
Tabular	$623	$229	$852	$623	$229	$852
Non-tabular	1,432	618	2,050	1,525	689	2,214
Asbestos	-	10	10	-	11	11
Total reserve discount	$2,055	$857	$2,912	$2,148	$929	$3,077

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table presents the net reserve discount benefit (charge):

Three Months Ended March 31,	2015			2014
		Run-off			Run-off
	Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total
Current accident year	$46	$-	$46	$42	$-	$42
Accretion and other adjustments
to prior year discount	(67)	(24)	(91)	(26)	(21)	(47)
Effect of interest rate changes	(72)	(48)	(120)	-	-	-
Effect of re-pooling	-	-	-	110	-	110
Net reserve discount
benefit (charge)	$(93)	$(72)	$(165)	$126	$(21)	$105
Comprised of:
U.S. Workers' compensation	$(93)	$(71)	$(164)	$126	$(18)	$108
Asbestos	$-	$(1)	$(1)	$-	$(3)	$(3)

U.S. Workers’ Compensation

The Non-Life Insurance Companies discount certain workers’ compensation reserves in accordance with practices prescribed or permitted by New York, Pennsylvania and Delaware. New York rules generally do not permit non-tabular discounting on IBNR and prescribe a fixed 5 percent discount rate for application to case reserves. Pennsylvania permits non-tabular discounting of IBNR and, commencing in 2013, approved variable discount rates determined using risk-free rates based on the U.S. Treasury forward yield curve plus a liquidity margin, applicable to IBNR and case reserves. Delaware has permitted discounting on the same basis as the Pennsylvania domiciled companies.

The net reduction in workers’ compensation discount in the first quarter of 2015 of $164 million is primarily due to the decline from fourth quarter 2014 in the rates used for discounting under the prescribed or permitted practices. Approximately $120 million of the decrease in the loss reserve discount is due to the decline in discount rates, with Treasury rates generally falling along the payout pattern horizon in the first quarter of 2015. A further reduction from the accretion of discount on reserves for accident years 2014 and prior was partially offset by the effects of the discount attributable to newly established reserves for accident year 2015.

On January 1, 2014, the Non-Life Insurance Companies merged their two internal pooling arrangements into one pool, and changed the participation percentages of the pool members resulting in a reallocation of reserves from New York domiciled companies to those domiciled in Pennsylvania and Delaware. As a result of these changes in the participation percentages and domiciliary states of the participants of the combined pool, the Non-Life Insurance Companies recognized a discount benefit of $110 million in the first quarter of 2014.

Quarterly Reserving Conclusion

AIG net loss reserves represent our best estimate of the liability for net losses and loss adjustment expenses as of March 31, 2015. While we regularly review the adequacy of established loss reserves, there can be no assurance that our ultimate loss reserves will not develop adversely in future years and materially exceed our loss reserves as of March 31, 2015. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table presents the rollforward of net loss reserves:

Three Months Ended March 31,
(in millions)	2015	2014
Net liability for unpaid losses and loss adjustment expenses
at beginning of period	$61,612	$64,316
Foreign exchange effect	(804)	(51)
Change due to retroactive asbestos reinsurance transaction	50	4
Losses and loss adjustment expenses incurred:
Current year, undiscounted	4,953	5,371
Prior years unfavorable development, undiscounted(a)	24	185
Change in discount	165	(105)
Losses and loss adjustment expenses incurred(b)	5,142	5,451
Losses and loss adjustment expenses paid(b)	5,857	5,764
Net liability for unpaid losses and loss adjustment expenses
at end of period	$60,143	$63,956

(a) See tables below for details of prior year development by business unit, accident year and major class of business.

(b) These amounts exclude benefit from retroactive reinsurance.

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by business unit and major class of business:

Three Months Ended March 31,
(in millions)	2015	2014
Prior accident year development by major class of business:
Property Casualty - U.S. & Canada:
Excess casualty	$107	$13
Financial lines including professional liability	5	(17)
Primary casualty:
Loss-sensitive (offset by premium adjustments below)	(11)	(4)
Other	15	38
Specialty	14	65
Property excluding natural catastrophes	(58)	(22)
Natural catastrophes	(32)	(42)
All other, net	26	48
Total Property Casualty - U.S. & Canada	66	79
Property Casualty International:
Excess casualty	-	-
Primary casualty	1	(14)
Financial lines	(2)	103
Specialty	(10)	10
Property excluding natural catastrophes	(35)	(17)
Natural catastrophes	(1)	(5)
All other, net	(2)	-
Total Property Casualty - International	(49)	77
Total Property Casualty	17	156
Mortgage Guaranty	-	27

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

Consumer Personal Insurance - U.S. & Canada:
Natural catastrophes	(4)	(1)
All other, net	(14)	(27)
Total Consumer Personal Insurance - U.S. & Canada	(18)	(28)
Consumer Personal Insurance - International:
Natural catastrophes	-	(5)
All other, net	22	19
Total Consumer Personal Insurance - International	22	14
Total Consumer Personal Insurance	4	(14)
Run-off Insurance Lines - U.S. & Canada:
Asbestos and environmental (1986 and prior)	3	17
Total Run-off Insurance Lines - U.S. & Canada	3	17
Run-off Insurance Lines - International:
Total all other, net	-	(1)
Total Run-off Insurance Lines - International	-	(1)
Total Run-off Insurance Lines	3	16
Total prior year unfavorable development	$24	$185

Premium adjustments on primary casualty loss sensitive business	11	4
Total prior year development, net of premium adjustments	$35	$189

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

In the first quarter of 2015, the adverse prior year loss reserve development was $35 million, which was driven by increased automobile claim severity in Excess and Primary Casualty, partially offset by Property excluding natural catastrophes, both domestically and internationally.

We recognized return premiums on loss sensitive business of $11 million and $4 million for the first quarters of 2015 and 2014, respectively, which entirely offset favorable development in that business.

See Results of Operations — Commercial Insurance and Results of Operations — Consumer Personal Insurance Results herein for further discussion of net loss development.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table summarizes development, (favorable) or unfavorable, of  incurred losses and loss adjustment expenses for prior years, net of reinsurance, by accident year:

Three Months Ended March 31,
(in millions)	2015	2014
Prior accident year development by accident year:
Accident Year
2014	$(62)	$-
2013	(5)	(60)
2012	33	(47)
2011	6	58
2010	5	54
2009	(10)	48
2008	(10)	57
2007	11	12
2006	(5)	2
2005	(1)	(1)
2004 and prior (see table below)	62	62
Total prior year unfavorable development	$24	$185

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss adjustment expenses for accident year 2004 and prior by major class of business and driver of development:

Three Months Ended March 31,
(in millions)	2015	2014
2004 and prior accident year development by major class of business and driver of development:
Excess Casualty - all other	$-	$12
Primary Casualty - loss sensitive business(a)	(12)	(3)
Primary Casualty - all other(b)	(2)	18
Asbestos and Environmental (1986 and prior)	3	17
Commutations and Arbitrations(c)	24	-
All Other	49	18
Total prior year unfavorable development	$62	$62

(a) Loss sensitive business that is offset by premium adjustments and has no income statement impact. Approximated based on prior accident year development recognized from policy year premium charges.

(b) Includes loss development on excess of deductible exposures in workers’ compensation, general liability and commercial auto.

(c) The effects of commutations and arbitrations are shown separately from the related classes of business, Commutations and arbitrations are reflected for the years in which they were contractually binding.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

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

As described more fully in the 2014 Annual Report, our reserves relating to asbestos and environmental claims reflect comprehensive ground‑up and top-down analyses performed periodically. In the first quarter of 2015, we increased our gross asbestos reserves by $7 million and our net asbestos reserves by $3 million primarily to reflect an increase in one account and accretion of discount. There was no additional incurred loss for environmental claims in the first quarter of 2015.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, the Non-Life Insurance Companies also have asbestos reserves relating to foreign risks written by non‑U.S. entities of $125 million gross and $99 million net as of March 31, 2015. The asbestos reserves relating to non‑U.S. risks written by non‑U.S. entities were $132 million gross and $105 million net as of December 31, 2014.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Three Months Ended March 31,	2015		2014
(in millions)	Gross	Net	Gross	Net
Asbestos:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$4,117	$388	$4,720	$529
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	50	-	5
Re-estimation of amounts recoverable under retroactive
reinsurance contracts(a)	-	(1)	-	(1)
Change in net loss reserves due to retroactive reinsurance	-	49	-	4
Losses and loss adjustment expenses incurred:
Undiscounted	4	2	3	17
Change in discount	3	1	6	3
Losses and loss adjustment expenses incurred(b)	7	3	9	20
Losses and loss adjustment expenses paid(b)	(227)	(117)	(113)	(74)
Liability for unpaid losses and loss adjustment expenses
at end of period	$3,897	$323	$4,616	$479
Environmental:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$368	$185	$313	$163
Losses and loss adjustment expenses incurred	-	-	-	-
Losses and loss adjustment expenses paid	(7)	(8)	(14)	(5)
Liability for unpaid losses and loss adjustment expenses
at end of period	$361	$177	$299	$158

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

Combined:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$4,485	$573	$5,033	$692
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	50	-	5
Re-estimation of amount recoverable under retroactive
reinsurance contracts	-	(1)	-	(1)
Change in net loss reserves due to retroactive reinsurance	-	49	-	4
Losses and loss adjustment expenses incurred:
Undiscounted	4	2	3	17
Change in discount	3	1	6	3
Losses and loss adjustment expenses incurred	7	3	9	20
Losses and loss adjustment expenses paid	(234)	(125)	(127)	(79)
Liability for unpaid losses and loss adjustment expenses
at end of period	$4,258	$500	$4,915	$637

(a) Re-estimation of amounts recoverable under retroactive reinsurance contracts includes effect of changes in reserve estimates and changes in discount.

(b) These amounts exclude benefit from retroactive reinsurance.

Life Insurance Companies DAC and Reserves

The following section provides discussion of deferred policy acquisition costs and insurance reserves for Life Insurance Companies.

DAC

The following table summarizes the major components of the changes in Life Insurance Companies DAC, including VOBA:
Three Months Ended March 31,
(in millions)	2015	2014
Balance, beginning of year	$7,258	$6,920
Acquisition costs deferred	280	319
Amortization expense:
Related to realized capital gains and losses	(34)	37
All other operating amortization	(233)	(227)
Increase (decrease) in DAC due to foreign exchange	(30)	(25)
Change related to unrealized depreciation (appreciation) of investments	(110)	(319)
Balance, end of period*	$7,131	$6,705

* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $8.6 billion and $8.1 billion at March 31, 2015 and March 31, 2014, respectively.

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

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow DAC). The change in shadow DAC generally moves in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio. In addition, significant unrealized appreciation of investments in a prolonged low interest rate environment may cause additional future policy benefit liabilities to be recorded (shadow loss reserves). The increase in the Life Insurance Companies’ unrealized appreciation of investments in the first quarter of 2015 of $1.6 billion, which was driven by the decline in market interest rates, resulted in a decrease in shadow DAC and an increase in shadow loss reserves. Shadow loss reserves were $1.6 billion at March 31, 2015 and $1.2 billion at December 31, 2014.

Life Insurance Companies Reserves

The following table presents a rollforward of Life Insurance Companies’ insurance reserves, including separate accounts and mutual fund assets under management, by operating segment:

Three Months Ended March 31,
(in millions)	2015	2014
Institutional Markets:
Balance at beginning of period, gross	$35,080	$32,100
Premiums and deposits	146	147
Surrenders and withdrawals	(29)	(70)
Death and other contract benefits	(379)	(353)
Subtotal	(262)	(276)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	258	356
Cost of funds	102	100
Other reserve changes	(58)	(41)
Balance at end of period	35,120	32,239
Reserves related to unrealized appreciation of investments	1,388	511
Reinsurance ceded	(5)	(5)
Total insurance reserves	$36,503	$32,745
Retirement:
Balance at beginning of period, gross	$204,627	$195,493
Premiums and deposits	5,522	6,016
Surrenders and withdrawals	(4,426)	(4,317)
Death and other contract benefits	(927)	(844)
Subtotal	169	855
Change in fair value of underlying assets and reserve accretion, net of
policy fees	2,188	1,484
Cost of funds	673	689
Other reserve changes	44	13
Balance at end of period	207,701	198,534
Reserves related to unrealized appreciation of investments	139	124
Reinsurance ceded	(363)	(364)
Total insurance reserves and mutual fund assets under management	$207,477	$198,294

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Life:
Balance at beginning of period, gross	$33,536	$32,810
Premiums and deposits	1,223	1,187
Surrenders and withdrawals	(222)	(216)
Death and other contract benefits	(247)	(190)
Subtotal	754	781
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(142)	(172)
Cost of funds	124	126
Other reserve changes	(790)	(728)
Balance at end of period	33,482	32,817
Reserves related to unrealized appreciation of investments	-	-
Reinsurance ceded	(1,440)	(1,341)
Total insurance reserves	$32,042	$31,476
Total Life Insurance Companies:
Balance at beginning of period, gross	$273,243	$260,403
Premiums and deposits	6,891	7,350
Surrenders and withdrawals	(4,677)	(4,603)
Death and other contract benefits	(1,553)	(1,387)
Subtotal	661	1,360
Change in fair value of underlying assets and reserve accretion, net of
policy fees	2,304	1,668
Cost of funds	899	915
Other reserve changes	(804)	(756)
Balance at end of period	276,303	263,590
Reserves related to unrealized appreciation of investments	1,527	635
Reinsurance ceded	(1,808)	(1,710)
Total insurance reserves and mutual fund assets under management	$276,022	$262,515

Life Insurance Companies insurance reserves including separate accounts and mutual fund assets under management were comprised of the following balances:

	March 31,	December 31,
(in millions)	2015	2014
Future policy benefits*	$41,116	$40,931
Policyholder contract deposits	125,071	124,716
Separate account liabilities	82,129	80,025
Total insurance reserves	248,316	245,672
Mutual fund assets under management	27,706	27,052
Total insurance reserves and mutual fund assets under management	$276,022	$272,724

* Excludes certain intercompany assumed reinsurance.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet our payment obligations.  It is defined as cash and unencumbered assets that can be monetized in a short period of time at a reasonable cost.  We manage our liquidity prudently through various risk committees, policies and procedures, and a stress testing and liquidity framework established by Enterprise Risk Management (ERM). Our liquidity framework is designed to measure both the amount and composition of our liquidity to meet financial obligations in both normal and stressed markets. See Enterprise Risk Management — Risk Appetite, Limits, Identification, and Measurement in the 2014 Annual Report and Enterprise Risk Management — Liquidity Risk Management below for additional information.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Activity for the First Quarter of 2015

Sources(a)

•      AIG Parent Funding from Subsidiaries

During the first quarter of 2015, AIG Parent received $3.2 billion in dividends and loan repayments from subsidiaries.  Of this amount, $800 million was dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $2.4 billion was dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies. The $3.2 billion in dividends and loan repayments included $2.8 billion of dividends that were declared during the fourth quarter of 2014.

AIG Parent also received $291 million in tax sharing payments from our insurance businesses in the first quarter of 2015.  The tax sharing payments may be subject to further adjustment in future periods.

•      Debt Issuances

On January 15, 2015, we issued $1.2 billion aggregate principal amount of 3.875% Notes due 2035 and $800 million aggregate principal amount of 4.375% Notes due 2055.

On March 20, 2015, we issued $350 million aggregate principal amount of 4.35% Callable Notes due 2045.

Uses

•    Debt Reduction(b)

During the first quarter of 2015, we repurchased, through cash tender offers, approximately $1.0 billion aggregate principal amount of certain DIB senior notes issued or guaranteed by AIG for an aggregate purchase price of approximately $1.1 billion, using cash allocated to the DIB.

We also made other repurchases and repayments of approximately $0.9 billion during the first quarter of 2015. AIG Parent made interest payments on our debt instruments totaling $240 million during the first quarter of 2015.

•    Dividend

We paid a cash dividend of $0.125 per share on AIG Common Stock during the first quarter of 2015.

•    Repurchase of Common Stock(c)

We repurchased approximately 29 million shares of AIG Common Stock during the first quarter of 2015, for an aggregate purchase price of approximately $1.4 billion. The total number of shares of AIG Common Stock repurchased in the first quarter of 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014.

•    PICC

During the first quarter of 2015, AIG Parent purchased 440 million ordinary H shares of PICC P&C from our Non-Life Insurance Companies for approximately $864 million.

(a) In April 2015, AIG Parent received gross proceeds of approximately $500 million from the settlement of our March 30, 2015 sale of 256 million ordinary H shares of PICC P&C by means of a placement to certain institutional investors.

(b) In April 2015, we repurchased, through cash tender offers and privately negotiated transactions, approximately $61 million aggregate principal amount of certain DIB senior notes guaranteed by AIG for an aggregate purchase price of approximately $66 million, using cash allocated to the DIB. In addition, in April 2015, we repurchased, through cash tender offers, approximately $915 million aggregate principal amount of certain junior subordinated debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $1.25 billion.

(c) Pursuant to an Exchange Act Rule 10b5-1 plan, from April 1 to April 30, 2015, we have repurchased approximately $0.8 billion of additional shares of AIG Common Stock.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Three Months Ended March 31,
(in millions)	2015	2014
Sources:
Net cash provided by operating activities	$388	$763
Net cash provided by changes in restricted cash	-	-
Net cash provided by other investing activities	361	4,450
Changes in policyholder contract balances	180	460
Issuance of long-term debt	2,585	1,583
Total sources	3,514	7,256
Uses:
Change in restricted cash	(47)	(667)
Change in policyholder contract balances	-	-
Repayments of long-term debt	(1,893)	(3,281)
Purchases of AIG Common Stock	(1,398)	(867)
Net cash used in other financing activities	(78)	(2,184)
Total uses	(3,416)	(6,999)
Effect of exchange rate changes on cash	(33)	(11)
Increase in cash	$65	$246

The following table presents a summary of AIG’s Condensed Consolidated Statements of Cash Flows:

Three Months Ended March 31,
(in millions)	2015	2014
Summary:
Net cash provided by operating activities	$388	$763
Net cash provided by investing activities	314	3,783
Net cash used in financing activities	(604)	(4,289)
Effect of exchange rate changes on cash	(33)	(11)
Increase in cash	65	246
Cash at beginning of year	1,758	2,241
Change in cash of businesses held-for-sale	-	3
Cash at end of period	$1,823	$2,490

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $0.3 billion for the first quarter of 2015 compared to $0.8 billion in the same period in the prior year. Excluding interest payments, AIG generated positive operating cash flow of $0.7 billion for the first quarter of 2015 and $1.6 billion for the first quarter of 2014.

Cash used in operating activities of our Non-Life Insurance Companies in the first quarter of 2015 was $0.4 billion compared to $0.7 billion in the first quarter of 2014, primarily due to higher pre-tax operating income in 2015.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of our Life Insurance Companies was $0.1 billion in the first quarter of 2015, a decrease from cash provided of $0.5 billion in the same period in the prior year, primarily due to a net decrease in other liabilities and other assets, partially offset by higher net income.

Cash provided by operating activities of businesses held for sale was zero for the first quarter of 2015 compared to $0.6 billion for the first quarter of 2014.

Investing Cash Flow Activities

Net cash provided by investing activities in the first quarters of 2015 and 2014 included approximately $0.1 billion and $1.7 billion, respectively, of cash collateral received in connection with the securities lending program launched during 2012 by our Life Insurance Companies.

Financing Cash Flow Activities

Net cash used in financing activities in the first quarter of 2015 included:

•    approximately $170 million to pay a dividend of $0.125 per share on AIG Common Stock;

•    approximately $1.4 billion to repurchase approximately 29 million shares of AIG Common Stock; and

•    approximately $1.8 billion to repay long-term debt.

Net cash used in financing activities in the first quarter of 2014 included:

•    approximately $182 million to pay a dividend of $0.125 per share on AIG Common Stock;

•    approximately $867 million to repurchase approximately 17.4 million shares of AIG Common Stock;

•    approximately $3.1 billion to repay long-term debt; and

•    approximately $200 million to repay long-term debt of business held-for-sale.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of March 31, 2015, AIG Parent had approximately $15.8 billion in liquidity sources. AIG Parent’s liquidity sources are held in the form of cash, short-term investments and publicly traded, intermediate-term investment grade rated fixed maturity securities. Fixed maturity securities consist of U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, and corporate and municipal bonds. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, intermediate-term investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity. AIG Parent liquidity sources are monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries, as well as credit and contingent liquidity facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

We generally manage capital flows between AIG Parent and its subsidiaries through internal, Board‑approved policies and guidelines. In addition, AIG Parent has unconditional capital maintenance agreements (CMAs) in place with certain

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

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

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	March 31, 2015	December 31, 2014
Cash and short-term investments(a)(b)	$6,312	$5,085
Unencumbered fixed maturity securities(c)	4,945	4,727
Total AIG Parent liquidity	11,257	9,812
Available capacity under syndicated credit facility(d)	4,000	4,000
Available capacity under contingent liquidity facility(e)	500	500
Total AIG Parent liquidity sources	$15,757	$14,312

(a) Cash and short-term investments include reverse repurchase agreements totaling $4.2 billion and $1.6 billion as of March 31, 2015 and December 31, 2014, respectively.

(b) $2.1 billion and $2.9 billion of cash and short-term investments as of March 31, 2015 and December 31, 2014, respectively, are allocated toward future maturities of liabilities and contingent liquidity stress needs of DIB and GCM.

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

Certain Non-Life Insurance Companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs may be used to supplement liquidity. As of March 31, 2015 and December 31, 2014, none of our Non-Life Insurance Companies had FHLB borrowings outstanding.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

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

On April 30, 2015, AIG Parent and Ascot Corporate Name Limited (ACNL), a Non-Life Insurance Company, entered into a new $725 million letter of credit facility, which replaced the prior $625 million letter of credit facility. ACNL, as a member of the Lloyd’s of London insurance syndicate (Lloyd’s), is required to hold capital at Lloyd’s, known as Funds at Lloyds (FAL). Under the new facility, the entire FAL capital requirement of $625 million as of April 30, 2015, which supports the 2015, 2016 and 2017 years of account, was satisfied with a letter of credit issued under the facility.

AIG generally manages capital between AIG Parent and our Non-Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with a Mortgage Guaranty insurance company. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of this Mortgage Guaranty insurance company at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of this Mortgage Guaranty insurance company is in excess of that same specified minimum required capital, subject to its board approval and compliance with applicable insurance laws, this Mortgage Guaranty insurance company would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital. As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. As of March 31, 2015, the minimum required capital for the CMA with the Mortgage Guaranty insurance company is based on a risk-to-capital ratio of 19 to 1. As a result of managing capital through internal, Board-approved policies and guidelines, AIG Parent agreed with AIG Property Casualty Inc. and certain other domestic Non-Life Insurance Companies to terminate their CMA effective February 19, 2015.

In the first quarter of 2015, our Non-Life Insurance Companies paid approximately $800 million in dividends in the form of cash and fixed maturity securities to AIG Parent, of which $600 million represented the remainder of dividends that were declared by our Non-Life Insurance Companies in the fourth quarter of 2014. The fixed maturity securities included investment-grade government, corporate and sovereign bonds, as well as agency RMBS.

Life Insurance Companies

We expect that our Life Insurance Companies will be able to continue to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. Our Life Insurance Companies’ liquidity resources are held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities.

Certain of our domestic Life Insurance Companies are members of the FHLBs in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our domestic Life Insurance Companies had outstanding borrowings from the FHLBs in an aggregate amount of $27 million and $44 million as of March 31, 2015 and December 31, 2014, respectively.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

invested asset portfolio. Our Life Insurance Companies also have developed a contingent liquidity plan to address unforeseen liquidity needs.

Certain of our domestic Life Insurance Companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these domestic Life Insurance Companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life Insurance Company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. There were no outstanding securities lent under these programs by our domestic Life Insurance Companies as of March 31, 2015 and December 31, 2014, and our Life Insurance Companies had no liability to borrowers for collateral received as of March 31, 2015 and December 31, 2014.

AIG generally manages capital between AIG Parent and our Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with AGC Life Insurance Company. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of AGC Life Insurance Company at or above a specified minimum percentage of its projected NAIC Company Action Level Risk-Based Capital (RBC), which as of March 31, 2015, was 250 percent.

Dividends and loan repayments from our domestic Life Insurance Companies to AIG Parent in the first quarter of 2015 totaled $2.4 billion, which was comprised of cash and fixed maturity securities, of which $2.2 billion represented the remainder of dividends that were declared by our domestic operating Life Insurance Companies in the fourth quarter of 2014. The fixed maturity securities included investment-grade municipal, corporate and sovereign bonds, as well as agency RMBS.

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

The DIB’s assets consist primarily of cash, short-term investments, fixed maturity securities issued by corporations, U.S. government and government sponsored entities and mortgage and asset backed securities. The value of these assets is impacted by macro‑economic trends in U.S. and core European markets, including corporate credit spreads, commercial and residential real estate markets, and to a lesser extent, interest rates and foreign exchange rates, among other factors. The majority of these assets are carried at fair value. The DIB’s liabilities consist primarily of notes and other borrowings supported by assets as well as other short-term financing obligations. The DIB has both liabilities held at cost and liabilities held at fair value. The liabilities held at fair value vary in price based on changes in AIG’s credit spreads. As of March 31, 2015 and December 31, 2014, the DIB had total assets of $13.2 billion and $15.1 billion, respectively, and total liabilities of $7.4 billion and $9.7 billion, respectively.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The overall hedging activity for the assets and liabilities of the DIB is executed by GCM. The value of hedges related to the non-derivative assets and liabilities of AIGFP in the DIB is included within the assets, liabilities and operating results of GCM and is not included within the DIB’s assets, liabilities or operating results.

Collateral posted by operations included in the DIB to third parties was $3.1 billion and $3.5 billion at March 31, 2015 and December 31, 2014, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

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

As of March 31, 2015 and December 31, 2014, GCM had total assets of $5.1 billion and $4.5 billion, respectively, and total liabilities of $3.9 billion and $3.1 billion, respectively. GCM’s assets consist primarily of cash, short-term investments, other receivables, net of allowance, and unrealized gains on swaps, options and forwards. GCM’s liabilities consist primarily of unrealized losses on swaps, options and forwards. Collateral posted by GCM to third parties was $2.9 billion and $3.0 billion at March 31, 2015 and December 31, 2014, respectively.  GCM obtained collateral from third parties totaling $1.9 billion and $1.1 billion at March 31, 2015 and December 31, 2014, respectively. The collateral amounts reflect counterparty netting adjustments available under ISDA Master Agreements and are inclusive of collateral that exceeded the fair value of derivatives as of the reporting date.

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

As of March 31, 2015, a total of $4.0 billion remains available under the Five-Year Facility. Our ability to borrow under the Five-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Five-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Five-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Five-Year Facility would restrict our access to the Five-Year Facility and could have a material adverse effect on our financial

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

condition, results of operations and liquidity. We expect to borrow under the Five-Year Facility from time to time, and may use the proceeds for general corporate purposes.

Contingent Liquidity Facilities

AIG Parent has access to a contingent liquidity facility of up to $500 million as a potential source of liquidity for general corporate purposes. Under this facility, we have the unconditional right, prior to December 15, 2015, to issue up to $500 million in senior debt to the counterparty, based on a put option agreement between AIG Parent and the counterparty.

Our ability to borrow under this facility is not contingent on our credit ratings.

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

March 31, 2015		Payments due by Period
	Total	Remainder	2016 -	2018 -
(in millions)	Payments	of 2015	2017	2019	2020	Thereafter
Insurance operations
Loss reserves	$77,402	$15,967	$24,694	$12,716	$4,072	$19,953
Insurance and investment contract liabilities	227,006	10,673	27,534	24,834	11,552	152,413
Borrowings	820	161	-	-	-	659
Interest payments on borrowings	1,403	39	127	127	63	1,047
Other long-term obligations	21	6	10	3	2	-
Total	$306,652	$26,846	$52,365	$37,680	$15,689	$174,072
Other
Borrowings(a)	$26,987	$2,951	$3,606	$4,534	$2,330	$13,566
Interest payments on borrowings	18,829	1,220	2,404	1,915	873	12,417
Other long-term obligations	165	39	7	2	-	117
Total	$45,981	$4,210	$6,017	$6,451	$3,203	$26,100
Consolidated
Loss reserves	$77,402	$15,967	$24,694	$12,716	$4,072	$19,953
Insurance and investment contract liabilities	227,006	10,673	27,534	24,834	11,552	152,413
Borrowings(a)	27,807	3,112	3,606	4,534	2,330	14,225
Interest payments on borrowings	20,232	1,259	2,531	2,042	936	13,464
Other long-term obligations(b)	186	45	17	5	2	117
Total(c)	$352,633	$31,056	$58,382	$44,131	$18,892	$200,172

(a) In April 2015, we repurchased, through cash tender offers and privately negotiated transactions, approximately $61 million aggregate principal amount of certain DIB senior notes guaranteed by AIG for an aggregate purchase price of approximately $66 million, using cash allocated to the DIB. In addition, in April 2015, we repurchased, through cash tender offers, approximately $915 million aggregate principal amount of certain junior subordinated debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $1.25 billion. Accordingly, in the table above, these instruments are reported as maturing in the remainder of 2015 instead of their original maturity dates.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

March 31, 2015		Amount of Commitment Expiring
	Total Amounts	Remainder	2016 -	2018 -
(in millions)	Committed	of 2015	2017	2019	2020	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$851	$165	$20	$631	$35	$-
Guarantees of indebtedness	198	168	30	-	-	-
All other guarantees(a)	4	-	-	1	-	3
Commitments:
Investment commitments(b)	2,213	1,587	443	158	25	-
Commitments to extend credit	1,959	1,149	173	463	71	103
Letters of credit	6	6	-	-	-	-
Total(c)	$5,231	$3,075	$666	$1,253	$131	$106
Other
Guarantees:
Liquidity facilities(d)	$77	$-	$-	$-	$-	$77
Standby letters of credit	215	213	2	-	-	-
All other guarantees	35	10	25	-	-	-
Commitments:
Investment commitments(b)	212	41	47	-	-	124
Commitments to extend credit(f)	1,001	1	-	1,000	-	-
Letters of credit	25	25	-	-	-	-
Other commercial commitments(e)	65	23	36	6	-	-
Total(c)	$1,630	$313	$110	$1,006	$-	$201
Consolidated
Guarantees:
Liquidity facilities(d)	$77	$-	$-	$-	$-	$77
Standby letters of credit	1,066	378	22	631	35	-
Guarantees of indebtedness	198	168	30	-	-	-
All other guarantees(a)	39	10	25	1	-	3
Commitments:
Investment commitments(b)	2,425	1,628	490	158	25	124
Commitments to extend credit(f)	2,960	1,150	173	1,463	71	103
Letters of credit	31	31	-	-	-	-
Other commercial commitments(e)	65	23	36	6	-	-
Total(c)	$6,861	$3,388	$776	$2,259	$131	$307

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

(e) Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2015 is expected to be approximately $117 million for U.S. and non-U.S. plans.

(f) Includes a five-year senior unsecured revolving credit facility between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility). The AerCap Credit Facility provides for an aggregate commitment of $1.0 billion and permits loans for general corporate purposes. At March 31, 2015, no amounts were outstanding under the AerCap Credit Facility.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

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

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Three Months Ended March 31, 2015	December 31,		and	Foreign	Other		March 31,
(in millions)	2014	Issuances	Repayments	Exchange	Changes		2015
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$15,570	$2,342	$-	$(171)	$2		$17,743
Subordinated debt	250	-	-	-	-		250
Junior subordinated debt	2,466	-	-	(65)	-		2,401
Loans and mortgages payable	-	-	-	-	-		-
AIGLH notes and bonds payable	284	-	-	-	-		284
AIGLH junior subordinated debt	536	-	-	-	-		536
Total AIG general borrowings	19,106	2,342	-	(236)	2		21,214
AIG/DIB borrowings supported by assets:(a)
MIP notes payable	2,870	-	(1,034)	(80)	(45)		1,711
Series AIGFP matched notes and bonds payable	34	-	(2)	-	6		38
GIAs, at fair value	4,648	82	(532)	-	103	(b)	4,301
Notes and bonds payable, at fair value	818	2	(249)	-	(28)	(b)	543
Total AIG/DIB borrowings supported by assets	8,370	84	(1,817)	(80)	36		6,593
Total debt issued or guaranteed by AIG	27,476	2,426	(1,817)	(316)	38		27,807
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	58	-	(25)	(1)	9		41
Debt of consolidated investments(c)	3,683	199	(64)	(13)	346	(d)	4,151
Total debt not guaranteed by AIG	3,741	199	(89)	(14)	355		4,192
Total debt	$31,217	$2,625	$(1,906)	$(330)	$393		$31,999

(a)  AIG Parent guarantees all DIB debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

(b)  Primarily represents adjustments to the fair value of debt.

(c)  At March 31, 2015, includes debt of consolidated investments related to AIG Global Real Estate Investment Corp., AIG Credit Corp., AIGLH and AIG Property Casualty Inc. of $2.0 billion, $36 million, $1.7 billion and $432 million, respectively.

(d)  Includes the effect of consolidating previously unconsolidated securitization vehicles.

Total DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at March 31, 2015 of AIG (excluding $4.2 billion of borrowings of consolidated investments) for the next four quarters:

	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter
(in millions)	2015	2015	2015	2016	Total
AIG general borrowings*	$1,253	$250	$847	$-	$2,350
AIG/DIB borrowings supported by assets*	474	167	121	27	789
Other subsidiaries notes, bonds, loans and
mortgages payable	21	9	9	-	39
Total	$1,748	$426	$977	$27	$3,178

*  In April 2015, we repurchased, through cash tender offers and  privately negotiated transactions, approximately $61 million aggregate principal amount of certain DIB senior notes guaranteed by AIG for an aggregate purchase price of approximately $66 million, using cash allocated to the DIB. In addition, in April 2015, we repurchased, through cash tender offers, approximately $915 million aggregate principal amount of certain junior subordinated debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $1.25 billion. Accordingly, in the table above, these instruments are reported as maturing in the second quarter of 2015 instead of their original maturity dates.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents maturities of long-term debt (including unamortized original issue discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $4.2 billion in borrowings of consolidated investments:

March 31, 2015		Remainder	Year Ending
(in millions)	Total	of 2015	2016	2017	2018	2019	2020	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$17,743	$847	$1,451	$481	$2,407	$998	$2,249	$9,310
Subordinated debt	250	250	-	-	-	-	-	-
Junior subordinated debt*	2,401	1,091	-	-	-	-	-	1,310
AIGLH notes and bonds payable	284	-	-	-	-	-	-	284
AIGLH junior subordinated debt	536	162	-	-	-	-	-	374
Total AIG general borrowings	21,214	2,350	1,451	481	2,407	998	2,249	11,278
AIG/DIB borrowings supported by assets:
MIP notes payable*	1,711	174	265	921	351	-	-	-
Series AIGFP matched notes and
bonds payable	38	-	-	10	-	-	-	28
GIAs, at fair value	4,301	515	107	180	565	103	81	2,750
Notes and bonds payable, at fair value*	543	73	153	38	110	-	-	169
Total AIG/DIB borrowings supported by assets	6,593	762	525	1,149	1,026	103	81	2,947
Total debt issued or guaranteed by AIG	27,807	3,112	1,976	1,630	3,433	1,101	2,330	14,225
Other subsidiaries notes, bonds, loans
and mortgages payable	41	39	1	1	-	-	-	-
Total	$27,848	$3,151	$1,977	$1,631	$3,433	$1,101	$2,330	$14,225

*  In April 2015, we repurchased, through cash tender offers and  privately negotiated transactions, approximately $61 million aggregate principal amount of certain DIB senior notes guaranteed by AIG for an aggregate purchase price of approximately $66 million, using cash allocated to the DIB. In addition, in April 2015, we repurchased, through cash tender offers, approximately $915 million aggregate principal amount of certain junior subordinated debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $1.25 billion. Accordingly, in the table above, these instruments are reported as maturing in the remainder of 2015 instead of their original maturity dates.

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of April 30, 2015. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

	Short-Term Debt		Senior Long-Term Debt
	Moody’s	S&P	Moody’s(a)	S&P(b)	Fitch(c)
AIG	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 1 (4th of 9)	A- (3rd of 8)	BBB+ (4th of 9)
	Stable Outlook		Stable Outlook	Stable Outlook	Positive Outlook
AIG Financial Products Corp.(d)	P-2	A-2	Baa 1	A-	-
	Stable Outlook		Stable Outlook	Stable Outlook
AIG Funding, Inc.(d)	P-2	A-2	-	-	-
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

For a discussion of the effects of downgrades in the financial strength ratings of our insurance companies or our credit ratings, see Note 9 to the Condensed Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in our 2014 Annual Report.

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Item 1. Business — Regulation and Item 1A. Risk Factors — Regulation in our 2014 Annual Report and Item 2. MD&A – Regulatory Environment in this Quarterly Report on Form 10-Q.

Dividends and Repurchases of AIG Common Stock

On February 12, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on March 26, 2015 to shareholders of record on March 12, 2015. On April 30, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on June 25, 2015 to shareholders of record on June 11, 2015.The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 17 to the Consolidated Financial Statements in the 2014 Annual Report.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions.  On April 30, 2015, our Board of Directors authorized an additional increase of $3.5 billion to the share repurchase authorization, resulting in an aggregate remaining authorization on such date of approximately $3.8 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

During the first quarter of 2015, we repurchased approximately 29 million shares of AIG Common Stock for an aggregate purchase price of approximately $1.4 billion pursuant to this authorization. The total number of shares of AIG Common Stock repurchased in the first quarter of 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

quarter of 2014. Pursuant to an Exchange Act Rule 10b5-1 plan, from April 1 to April 30, 2015, we have repurchased approximately $0.8 billion of additional shares of AIG Common Stock.

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. See Note 20 to the Consolidated Financial Statements in the 2014 Annual Report for a discussion of restrictions on payments of dividends by our subsidiaries.

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

For a further discussion of AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2014 Annual Report.

Credit Risk Management

Overview

Credit risk is defined as the risk that our customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also result from a downgrade of a counterparty’s credit ratings or a widening of its credit spreads.

We devote considerable resources to managing our direct and indirect credit exposures. These exposures may arise from, but are not limited to, fixed income investments, equity securities, deposits, commercial paper investments, reverse repurchase agreements and repurchase agreements, corporate and consumer loans, leases, reinsurance recoverables, counterparty risk arising from derivatives activities, collateral extended to counterparties, insurance risk cessions to third parties, financial guarantees and letters of credit.

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

Risk Identification

Market risk focuses on quantifying the financial repercussions of changes in broad, external, predominantly market observable risks. Financial repercussions can include an adverse impact on results of operations, financial condition, liquidity and capital.

Each of the following systemic risks is considered a market risk:

Equity prices.  We are exposed to changes in equity market prices affecting a variety of instruments. Changes in equity prices can affect the valuation of publicly-traded equity shares, investments in private equity, hedge funds and mutual funds, exchange-traded funds, and other equity-linked capital market instruments as well as equity-linked insurance products, including but not limited to index annuities, variable annuities, universal life insurance and variable universal life insurance.

Residential and commercial real estate values.  Our investment portfolios are exposed to the risk of changing values in a variety of residential and commercial real estate investments. Changes in residential/commercial real estate prices can affect the valuation of residential/commercial mortgages, residential/commercial mortgage‑backed securities and other structured securities with underlying assets that include residential/commercial mortgages: trusts that include residential/commercial real estate and/or mortgages, and residential mortgage insurance contracts and commercial real estate investments.

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

Item 2 / ENTERPRISE RISK MANAGEMENT

Credit spreads.  Credit spreads measure an instrument’s risk premium or yield relative to that of a comparable duration, default‑free instrument. Changes in credit spreads can affect the valuation of fixed maturity securities, including but not limited to corporate bonds, ABS, mortgage-backed securities, AIG-issued debt obligations, credit derivatives and derivative credit valuation adjustments. Much like higher interest rates, wider credit spreads mean more investment income in the long‑term. In the short term, quickly rising spreads will cause a loss in the value of existing fixed maturity securities, which is largely reported in Other comprehensive income. A precipitous rise in credit spreads may also signal a fundamental weakness in the credit‑worthiness of bond obligors, potentially resulting in default losses.

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

Risk Measurement

Our market risk measurement framework was developed with the main objective of communicating the range and scale of our market risk exposures. At the firm‑wide level market risk is measured in a manner that is consistent with AIG’s Risk Appetite Statement. This is designed to ensure that we remain within our stated risk tolerance levels and can determine how much additional market risk taking capacity is available within our framework. Our risk appetite is currently defined in terms of capital and liquidity levels under specific stress tests. At the market risk level, the framework measures our overall exposure to each systemic market risk change on an economic basis.

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

Item 2 / ENTERPRISE RISK MANAGEMENT

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	March 31,		December 31,		March 31,	December 31,
(dollars in millions)	2015		2014		2015	2014
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	274,622		273,885		(15,326)	(15,107)
Mortgage and other loans receivable	17,262		16,594		(1,018)	(921)
Preferred stock	20		19		(2)	(1)
Total interest rate sensitive assets	$291,904	(a)	$290,498	(a)	$(16,346)	$(16,029)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Hedge funds	10,908		10,798		(2,182)	(2,160)
Private equity	8,605		8,858		(1,721)	(1,772)
Real estate investments	4,539		3,612		(908)	(722)
PICC(b)	2,961		3,375		(592)	(675)
Common equity	1,880		2,044		(376)	(409)
Aircraft asset investments	632		651		(126)	(130)
AerCap(c)	5,125		4,972		(1,025)	(994)
Other investments	758		1,331		(152)	(266)
Total equity and alternative investments
exposure	$35,408		$35,641		$(7,082)	$(7,128)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position(d)	$13,233		$12,005		$(1,323)	$(1,201)

(a)  At March 31, 2015, the analysis covered $291.9 billion of $309.4 billion interest-rate sensitive assets. Excluded are $0.7 billion in DIB assets, $8.0 billion of loans, and $3.8 billion of investments in life settlements. In addition, $5.0 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2014, the analysis covered $290.4 billion of $308.9 billion interest-rate sensitive assets. Excluded are $0.8 billion in DIB assets, $8.4 billion of loans, and $3.8 billion of investments in life settlements. In addition, $5.5 billion of assets across various asset categories were excluded due to modeling limitations.

(b)  Includes our investments in PICC Group and PICC P&C.

(c)  The sensitivity calculation for AerCap is based on our carrying value rather than the stock price as of the applicable date.

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

At March 31, 2015, our five largest foreign currency net asset positions were denominated in British pounds, Canadian dollars, euro, Hong Kong dollars and Japanese yen. Our foreign currency-denominated net asset position at March 31, 2015 increased by 10.2 percent, or $1.2 billion, compared to December 31, 2014. The increase was mostly due to a $494 million increase in our British pound position, primarily resulting from AIG Parent repurchasing outstanding British pound-denominated debt; a

Item 2 / ENTERPRISE RISK MANAGEMENT

$493 million increase in our Hong Kong dollar position, primarily resulting from the Non-Life Insurance Companies investment in PICC P&C; and a $91 million increase in our Japanese yen position primarily resulting from debt hedging.

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

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected. For a complete discussion of our critical accounting estimates, you should read Part II, Item 7. MD&A — Critical Accounting Estimates in the 2014 Annual Report.

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

AIG continues to be regulated and supervised by the Board of Governors of the Federal Reserve System (FRB) due to its designation by the Financial Stability Oversight Council as a nonbank SIFI. As a nonbank SIFI, AIG is required each year to submit to the FRB and the Federal Deposit Insurance Corporation (FDIC) a plan for its rapid and orderly resolution in the event of material financial distress or failure, which must meet several specific requirements, including identifying material entities and core business lines, setting forth a detailed resolution strategy, providing detailed information regarding organizational structure, interconnections and interdependencies, and management information systems, among other elements. On March 26, 2015, the FRB and the FDIC permanently adjusted the annual resolution plan filing deadline for designated nonbank SIFIs, including AIG, from July 1 to December 31 of each year beginning in 2016.  The agencies previously granted a temporary extension of the 2015 resolution plan deadline for designated nonbank SIFIs, including AIG, from July 1 to December 31, 2015. The FRB has yet to complete the regulatory and capital framework that will be applicable to AIG as a nonbank SIFI.

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part I, Item 1. Business – Regulation, Part I, Item 1A. Risk Factors – Regulation and Note 20 to the Consolidated Financial Statements in the 2014 Annual Report.

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

Acquisition ratio Acquisition costs divided by net premiums earned.  Acquisition costs are those costs incurred to acquire new and renewal insurance contracts and also include the amortization of VOBA and DAC. Acquisition costs vary with sales and include, but are not limited to, commissions, premium taxes, direct marketing costs, certain costs of personnel engaged in sales support activities such as underwriting, and the change in DAC.  Acquisition costs that are incremental and directly related to successful sales efforts are deferred and recognized over the coverage periods of related insurance contracts.  Acquisition costs that are not incremental and directly related to successful sales efforts are recognized as incurred.

Base Spread Net investment income excluding income from alternative investments and enhancements, less interest credited excluding amortization of sales inducement assets.

Base Yield Net investment income excluding income from alternative investments and enhancements, as a percentage of average base invested asset portfolio, which excludes alternative investments, other bond securities and certain other investments for which the fair value option has been elected.

BET  Binomial Expansion Technique  A model that generates expected loss estimates for CDO tranches and derives a credit rating for those tranches.

Book Value Per Common Share Excluding AOCI and Book Value Per Share Excluding AOCI and DTA are non-GAAP measures and are used to show the amount of our net worth on a per-share basis. Book Value Per Common Share Excluding AOCI is derived by dividing Total AIG shareholders’ equity, excluding AOCI, by Total common shares outstanding. Book Value Per Share Excluding AOCI and DTA is derived by dividing Total AIG shareholders’ equity, excluding AOCI and DTA, by Total common shares outstanding.

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

CSA  Credit Support Annex  A legal document generally associated with an ISDA Master Agreement that provides for collateral postings which could vary depending on ratings and threshold levels.

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

Item 2 / GLOSSARY

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

ISDA Master Agreement  An agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, that generally provides for the net settlement of all or a specified group of these derivative transactions, as well as pledged collateral, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions.

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

Master netting agreement  An agreement between two counterparties who have multiple derivative contracts with each other that provides for the net settlement of all contracts covered by such agreement, as well as cash collateral, through a single payment, in a single currency, in the event of default on or upon termination of any one such contract.

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

Prior year development  Increase (referred to as unfavorable or adverse development or reserve strengthening) or decrease (referred to as favorable development) in estimates of losses and loss expenses for prior years that is included in earnings.

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

Retroactive Reinsurance  See Deferred Gain on Retroactive Reinsurance.

Return on Equity – After-tax Operating Income Excluding AOCI and Return on Equity – After-tax Operating Income Excluding AOCI and DTA are non-GAAP measures and are used to show the rate of return on shareholders’ equity. Return on Equity – After-tax Operating Income Excluding AOCI is derived by dividing actual or annualized after-tax operating income attributable to AIG by average AIG shareholders’ equity, excluding average AOCI. Return on Equity – After-tax Operating Income Excluding AOCI and DTA is derived by dividing actual or annualized after-tax operating income attributable to AIG by average AIG shareholders’ equity, excluding average AOCI and DTA.

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

Item 2 / GLOSSARY

Surrender rate represents annualized surrenders and withdrawals as a percentage of average account value.

Unearned premium reserve  Liabilities established by insurers and reinsurers to reflect unearned premiums which are usually refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies from acquired businesses.

Item 2 / ACRONYMS

ACRONYMS

A&H Accident and Health Insurance	GMIB Guaranteed Minimum Income Benefits
ABS Asset-Backed Securities	GMWB Guaranteed Minimum Withdrawal Benefits
CDO Collateralized Debt Obligations	ISDA International Swaps and Derivatives Association, Inc.
CDS Credit Default Swap	Moody's Moody's Corporation
CLO Collateralized Loan Obligations	NAIC National Association of Insurance Commissioners
CMA Capital Maintenance Agreement	NM Not Meaningful
CMBS Commercial Mortgage-Backed Securities	OTC Over-the-Counter
EGPs Estimated gross profits	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMAV Guaranteed Minimum Account Value Benefits	URR Unearned revenue reserve
GMDB Guaranteed Minimum Death Benefits	VIE Variable Interest Entity

Item 3 / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

Item 4. / Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of March 31, 2015.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 / Legal Proceedings

For a discussion of legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A./ Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2014 Annual Report.

ITEM 2 / UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock during the three months ended March 31, 2015:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
January 1 - 31	3,493,779	$55.21	3,493,779	$-
February 1 - 28	9,590,800	54.73	9,590,800	1,976
March 1 - 31	15,770,800	55.38	15,770,800	1,102
Total*	28,855,379	$55.14	28,855,379	$1,102

* On April 30, 2015, our Board of Directors authorized an additional increase to its previous repurchase authorization of $3.5 billion, resulting in an aggregate remaining authorization on such date of approximately $3.8 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

During the three-month period ended March 31, 2015, we repurchased approximately 29 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $1.4 billion. The total number of shares of AIG Common Stock repurchased in the three-month period ended March 31, 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014. Pursuant to an Exchange Act Rule 10b5-1 plan, from April 1 to April 30, 2015, we have repurchased approximately $0.8 billion of additional shares of AIG Common Stock.

Item 4 / Mine Safety Disclosures

Not applicable.

Item 6 / Exhibits

See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ DAVID L. HERZOG
David L. Herzog
Executive Vice President
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer

Dated: May 4, 2015

EXHIBIT INDEX

Exhibit Number	Description	Location
4	Instruments defining the rights of security holders, including indentures
	(1) Twenty-Third Supplemental Indenture, dated as of January 15, 2015, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on January 15, 2015 (File No. 1-8787).
	(2) Twenty-Fourth Supplemental Indenture, dated as of January 15, 2015, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.2 to AIG's Current Report on Form 8-K filed with the SEC on January 15, 2015 (File No. 1-8787).
	(3) Twenty-Fifth Supplemental Indenture, dated as of March 20, 2015, between AIG and The Bank of New York Mellon, as Trustee	Filed herewith.
(4) Form of the 2035 Notes (included in Exhibit 4(1))
(5) Form of the 2055 Notes (included in Exhibit 4(2))
(6) Form of the 2045 Notes (included in Exhibit 4(3))
10	Material Contracts

(1) CMA Termination Agreement, dated as of February 19, 2015, among American International Group, Inc., AIG Property Casualty Inc., AIU Insurance Company, American Home Assurance Company, AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania

Incorporated by reference to Exhibit 10.49 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-8787).
	(2) Letter Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Filed herewith.
	(3) Non-Solicitation and Non-Disclosure Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Filed herewith.
	(4) Introductory Bonus Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Filed herewith.
	(5) Form of 2015 Performance Share Units Award Agreement*	Filed herewith.
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statement of Equity for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.