Form 10-Q
period 2015-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2015-08-03
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of July 29, 2015, there were 1,293,886,920 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American International Group, Inc.

CONDENSED Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions, except for share data)	2015	2014
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2015 - $242,917; 2014 - $243,307)	$255,066	$259,859
Other bond securities, at fair value (See Note 5)	16,598	19,712
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2015 - $2,385; 2014 - $1,930)	4,755	4,395
Other common and preferred stock, at fair value (See Note 5)	1,323	1,049
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2015 - $6; 2014 - $6)	27,143	24,990
Other invested assets (portion measured at fair value: 2015 - $9,389; 2014 - $9,394)	29,829	34,518
Short-term investments (portion measured at fair value: 2015 - $2,281; 2014 - $1,684)	13,865	11,243
Total investments	348,579	355,766

Cash	1,937	1,758
Accrued investment income	2,632	2,712
Premiums and other receivables, net of allowance	13,258	12,031
Reinsurance assets, net of allowance	21,361	21,959
Deferred income taxes	18,665	19,339
Deferred policy acquisition costs	10,270	9,827
Derivative assets, at fair value	1,256	1,604
Other assets, including restricted cash of $461 in 2015 and $2,025 in 2014	9,894	10,549
Separate account assets, at fair value	82,135	80,036
Total assets	$509,987	$515,581
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$72,939	$77,260
Unearned premiums	22,786	21,324
Future policy benefits for life and accident and health insurance contracts	42,787	42,749
Policyholder contract deposits (portion measured at fair value: 2015 - $1,268; 2014 - $1,561)	124,480	124,613
Other policyholder funds (portion measured at fair value: 2015 - $8; 2014 - $8)	4,378	4,669
Derivative liabilities, at fair value	1,546	2,273
Other liabilities (portion measured at fair value: 2015 - $284; 2014 - $350)	23,934	24,168
Long-term debt (portion measured at fair value: 2015 - $4,269; 2014 - $5,466)	30,360	31,217
Separate account liabilities	82,135	80,036
Total liabilities	405,345	408,309
Contingencies, commitments and guarantees (see Note 9)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2015 - 1,906,671,492 and
2014 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2015 - 599,222,972 shares; 2014 - 530,744,521 shares	(23,165)	(19,218)
Additional paid-in capital	81,330	80,958
Retained earnings	33,707	29,775
Accumulated other comprehensive income	7,620	10,617
Total AIG shareholders’ equity	104,258	106,898
Non-redeemable noncontrolling interests	384	374
Total equity	104,642	107,272
Total liabilities and equity	$509,987	$515,581

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share data)	2015	2014	2015	2014
Revenues:
Premiums	$9,545	$9,485	$18,367	$18,560
Policy fees	688	640	1,365	1,271
Net investment income	3,826	3,884	7,664	8,080
Net realized capital gains:
Total other-than-temporary impairments on available for sale securities	(148)	(32)	(235)	(82)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(4)	(16)	(14)	(20)
Net other-than-temporary impairments on available for sale
securities recognized in net income	(152)	(48)	(249)	(102)
Other realized capital gains	278	210	1,716	112
Total net realized capital gains	126	162	1,467	10
Aircraft leasing revenue	-	489	-	1,602
Other income	1,514	1,476	2,811	2,776
Total revenues	15,699	16,136	31,674	32,299
Benefits, losses and expenses:
Policyholder benefits and losses incurred	7,100	6,771	13,651	13,568
Interest credited to policyholder account balances	942	963	1,877	1,918
Amortization of deferred policy acquisition costs	1,356	1,396	2,706	2,701
General operating and other expenses	3,090	3,714	6,039	6,738
Interest expense	316	463	656	942
Aircraft leasing expenses	-	489	-	1,585
Loss on extinguishment of debt	342	34	410	272
Net (gain) loss on sale of divested businesses	1	(2,174)	7	(2,178)
Total benefits, claims and expenses	13,147	11,656	25,346	25,546
Income from continuing operations before income tax expense	2,552	4,480	6,328	6,753
Income tax expense	777	1,474	2,077	2,088
Income from continuing operations	1,775	3,006	4,251	4,665
Income (loss) from discontinued operations, net of income tax expense	16	30	17	(17)
Net income	1,791	3,036	4,268	4,648
Less:
Net loss from continuing operations attributable to
noncontrolling interests	(9)	(37)	-	(34)
Net income attributable to AIG	$1,800	$3,073	$4,268	$4,682

Income (loss) per common share attributable to AIG:
Basic:
Income from continuing operations	$1.34	$2.11	$3.16	$3.24
Income (loss) from discontinued operations	$0.01	$0.02	$0.01	$(0.01)
Net income attributable to AIG	$1.35	$2.13	$3.17	$3.23
Diluted:
Income from continuing operations	$1.31	$2.08	$3.09	$3.20
Income (loss) from discontinued operations	$0.01	$0.02	$0.01	$(0.01)
Net income attributable to AIG	$1.32	$2.10	$3.10	$3.19
Weighted average shares outstanding:
Basic	1,329,157,366	1,442,397,111	1,347,452,833	1,450,776,629
Diluted	1,365,390,431	1,464,676,330	1,376,325,971	1,468,364,283
Dividends declared per common share	$0.125	$0.125	$0.250	$0.250

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net income	$1,791	$3,036	$4,268	$4,648
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on
which other-than-temporary credit impairments were taken	(36)	26	(108)	115
Change in unrealized appreciation (depreciation) of all other investments	(2,991)	2,355	(2,452)	5,140
Change in foreign currency translation adjustments	(37)	47	(496)	(111)
Change in retirement plan liabilities adjustment	27	(2)	56	7
Other comprehensive income (loss)	(3,037)	2,426	(3,000)	5,151
Comprehensive income (loss)	(1,246)	5,462	1,268	9,799
Comprehensive loss attributable to noncontrolling interests	(9)	(37)	(3)	(34)
Comprehensive income (loss) attributable to AIG	$(1,237)	$5,499	$1,271	$9,833

See accompanying Notes to Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED Statement of Equity  (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Six Months Ended June 30, 2015
Balance, beginning of year	$4,766	$(19,218)	$80,958	$29,775	$10,617	$106,898	$374	$107,272
Purchase of common stock	-	(3,947)	-	-	-	(3,947)	-	(3,947)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	4,268	-	4,268	-	4,268
Dividends	-	-	-	(335)	-	(335)	-	(335)
Other comprehensive loss	-	-	-	-	(2,997)	(2,997)	(3)	(3,000)
Deferred income taxes	-	-	(12)	-	-	(12)	-	(12)
Net increase due to acquisitions	-	-	-	-	-	-	9	9
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(3)	(3)
Other	-	-	384	(1)	-	383	7	390
Balance, end of period	$4,766	$(23,165)	$81,330	$33,707	$7,620	$104,258	$384	$104,642

Six Months Ended June 30, 2014
Balance, beginning of year	$4,766	$(14,520)	$80,899	$22,965	$6,360	$100,470	$611	$101,081
Purchase of common stock	-	(1,849)	-	-	-	(1,849)	-	(1,849)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	4,682	-	4,682	(34)	4,648
Dividends	-	-	-	(361)	-	(361)	-	(361)
Other comprehensive income (loss)	-	-	-	-	5,151	5,151	-	5,151
Net decrease due to dispositions	-	-	-	-	-	-	(127)	(127)
Contributions from noncontrolling interests	-	-	-	-	-	-	9	9
Distributions to noncontrolling interests	-	-	-	-	-	-	(37)	(37)
Other	-	-	68	-	-	68	(2)	66
Balance, end of period	$4,766	$(16,369)	$80,967	$27,286	$11,511	$108,161	$420	$108,581

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Cash Flows (unaudited)

Six Months Ended June 30,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$4,268	$4,648
(Income) loss from discontinued operations	(17)	17
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(666)	(456)
Net (gain) loss on sale of divested businesses	7	(2,178)
Losses on extinguishment of debt	410	272
Unrealized (gains) losses in earnings - net	(1,425)	127
Equity in income from equity method investments, net of dividends or distributions	(715)	(687)
Depreciation and other amortization	2,410	2,343
Impairments of assets	471	259
Changes in operating assets and liabilities:
Insurance reserves	(420)	981
Premiums and other receivables and payables - net	(1,359)	(782)
Reinsurance assets and funds held under reinsurance treaties	573	(815)
Capitalization of deferred policy acquisition costs	(2,880)	(3,019)
Current and deferred income taxes - net	1,739	1,605
Other, net	(1,903)	(674)
Total adjustments	(3,758)	(3,024)
Net cash provided by operating activities	493	1,641
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale investments	14,144	12,191
Other securities	3,998	2,744
Other invested assets	6,218	1,925
Divested businesses, net	-	2,348
Maturities of fixed maturity securities available for sale	12,176	11,460
Principal payments received on and sales of mortgage and other loans receivable	2,470	1,646
Purchases of:
Available for sale investments	(24,198)	(22,186)
Other securities	(583)	(290)
Other invested assets	(1,743)	(2,236)
Mortgage and other loans receivable	(4,459)	(3,445)
Net change in restricted cash	1,462	(628)
Net change in short-term investments	(2,693)	498
Other, net	(1,506)	(365)
Net cash provided by investing activities	5,286	3,662
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	7,541	8,162
Policyholder contract withdrawals	(7,225)	(7,241)
Issuance of long-term debt	2,774	3,028
Repayments of long-term debt	(3,701)	(6,027)
Purchase of Common Stock	(3,743)	(1,849)
Dividends paid	(335)	(361)
Other, net	(877)	(1,514)
Net cash used in financing activities	(5,566)	(5,802)
Effect of exchange rate changes on cash	(34)	(3)
Net increase (decrease) in cash	179	(502)
Cash at beginning of year	1,758	2,241
Change in cash of businesses held-for-sale	-	88
Cash at end of period	$1,937	$1,827

Supplementary Disclosure of Condensed Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$760	$1,727
Taxes	$338	$482
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,826	$1,937
Non-cash consideration received from sale of ILFC	$-	$4,586
Non-cash consideration received from sale of AerCap	$500	$-
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

Interim period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2015 and prior to the issuance of these Condensed Consolidated Financial Statements.

Sale of ILFC and shares of AerCap

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

In June 2015, we sold 86.9 million ordinary shares of AerCap by means of an underwritten public offering of 71.2 million ordinary shares and a private sale of 15.7 million ordinary shares to AerCap. We received cash proceeds of approximately $3.7 billion, reflecting proceeds of approximately $3.4 billion from the underwritten offering and cash proceeds of $250 million from the private sale of shares to AerCap. In connection with the closing of the private sale of shares to AerCap, we also received $500 million of 6.50% fixed-to-floating rate junior subordinated notes issued by AerCap Global Aviation Trust and guaranteed by AerCap and certain of its subsidiaries. These notes, included in Bonds available for sale, mature in 2045 and are callable beginning in 2025. Our remaining 10.7 million ordinary shares of AerCap are included in Common and preferred stock available for sale.  We accounted for our interest in AerCap using the equity method of accounting through the date of sale.

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

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued an accounting standard that provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change generally accepted accounting principles. Consequently, all software licenses will be accounted for consistent with other licenses of intangible assets.

The standard is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The standard may be adopted prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We plan to adopt the standard on its required effective date of January 1, 2016 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Short Duration Insurance Contracts

In May 2015, the FASB issued an accounting standard that requires additional disclosures (including accident year information) for short-duration insurance contracts. New disclosures about the liability for unpaid losses and loss adjustment expenses will be required of public business entities for annual periods beginning after December 15, 2015. The annual disclosures by accident year include: disaggregated net incurred and paid claims development tables segregated by business type (not required to exceed 10 years), reconciliation of total net reserves included in development tables to the reported liability for unpaid losses and loss adjustment expenses, incurred but not reported (IBNR) information, quantitative information and a qualitative description about claim frequency, and the average annual percentage payout of incurred claims. Further, the new standard requires, when applicable, disclosures about discounting liabilities for unpaid losses and loss adjustment expenses and significant changes and reasons for changes in methodologies and assumptions used to determine unpaid losses and loss adjustment expenses.  In addition, the roll forward of the liability for unpaid losses and loss adjustment expenses currently disclosed in annual financial statements will be required for interim periods beginning in the first quarter of 2017.  Early adoption of the new annual and interim disclosures is permitted.

We plan to adopt the standard on its required effective date.  Because the new standard does not affect accounting recognition or measurement, the adoption of the standard will have no effect on our consolidated financial condition, results of operations, or cash flows.

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

Item 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present our operations by reportable segment:

	2015		2014
		Pre-Tax		Pre-Tax
Three Months Ended June 30,	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance
Property Casualty	$6,233	$1,192	$6,331	$1,245
Mortgage Guaranty	261	157	259	210
Institutional Markets	1,172	151	707	170
Total Commercial Insurance	7,666	1,500	7,297	1,625
Consumer Insurance
Retirement	2,465	804	2,410	764
Life	1,632	149	1,560	215
Personal Insurance	2,869	70	3,129	140
Total Consumer Insurance	6,966	1,023	7,099	1,119
Corporate and Other*	1,119	372	1,114	(57)
AIG consolidation and elimination	(116)	(27)	(91)	6
Total AIG consolidated revenues and pre-tax operating income	15,635	2,868	15,419	2,693
Reconciling items from revenues and pre-tax operating income to revenues and pre-tax income:
Changes in fair values of fixed maturity securities designated to
hedge living benefit liabilities, net of interest expense	(87)	(87)	54	54
Changes in benefit reserves and DAC, VOBA and SIA related to			-	-
net realized capital gains	-	(28)	-	(52)
Loss on extinguishment of debt	-	(342)	-	(34)
Net realized capital gains	126	126	162	162
Net gain (loss) on sale of divested businesses	(33)	(34)	489	2,151
Legal settlements related to legacy crisis matters	76	76	12	12
Legal reserves related to legacy crisis matters	-	(27)	-	(506)
Other	(18)	-	-	-
Revenues and pre-tax income	$15,699	$2,552	$16,136	$4,480

	2015		2014
		Pre-Tax		Pre-Tax
Six Months Ended June 30,	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance
Property Casualty	$12,189	$2,362	$12,443	$2,361
Mortgage Guaranty	525	302	507	286
Institutional Markets	1,796	298	1,402	399
Total Commercial Insurance	14,510	2,962	14,352	3,046
Consumer Insurance
Retirement	4,853	1,604	4,895	1,679
Life	3,245	320	3,170	450
Personal Insurance	5,731	44	6,193	158
Total Consumer Insurance	13,829	1,968	14,258	2,287
Corporate and Other*	2,161	534	2,097	(110)
AIG consolidation and elimination	(275)	(69)	(188)	26
Total AIG consolidated revenues and pre-tax operating income	30,225	5,395	30,519	5,249

Item 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Reconciling items from revenues and pre-tax operating income to revenues and pre-tax income:
Changes in fair values of fixed maturity securities designated to
hedge living benefit liabilities, net of interest expense	(43)	(43)	130	130
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	(82)	-	(45)
Loss on extinguishment of debt	-	(410)	-	(272)
Net realized capital gains	1,467	1,467	10	10
Net gain (loss) on sale of divested businesses	(48)	(55)	1,602	2,172
Legal settlements related to legacy crisis matters	91	91	38	38
Legal reserves related to legacy crisis matters	-	(35)	-	(529)
Other	(18)	-	-	-
Revenues and pre-tax income	$31,674	$6,328	$32,299	$6,753

*    Corporate and Other includes income from assets held by AIG Parent and other corporate subsidiaries.

4. FAIR VALUE MEASUREMENTS

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

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2015				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting*	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$1	$2,513	$-	$-	$-	$2,514
Obligations of states, municipalities and political subdivisions	-	25,482	2,180	-	-	27,662
Non-U.S. governments	648	18,468	33	-	-	19,149
Corporate debt	-	138,745	2,118	-	-	140,863
RMBS	-	19,151	17,097	-	-	36,248
CMBS	-	10,845	2,677	-	-	13,522
CDO/ABS	-	9,037	6,071	-	-	15,108
Total bonds available for sale	649	224,241	30,176	-	-	255,066
Other bond securities:
U.S. government and government sponsored entities	176	3,639	-	-	-	3,815
Obligations of states, municipalities and political subdivisions	-	75	-	-	-	75
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	436	16	-	-	452
RMBS	-	873	1,337	-	-	2,210
CMBS	-	644	223	-	-	867
CDO/ABS	-	1,751	7,426	-	-	9,177
Total other bond securities	176	7,420	9,002	-	-	16,598
Equity securities available for sale:
Common stock	3,843	8	-	-	-	3,851
Preferred stock	25	-	-	-	-	25
Mutual funds	877	2	-	-	-	879
Total equity securities available for sale	4,745	10	-	-	-	4,755
Other equity securities	1,301	-	22	-	-	1,323
Mortgage and other loans receivable	-	-	6	-	-	6
Other invested assets	2	4,312	5,075	-	-	9,389
Derivative assets:
Interest rate contracts	6	3,192	11	-	-	3,209
Foreign exchange contracts	-	675	-	-	-	675
Equity contracts	84	10	64	-	-	158
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	4	-	-	4
Other contracts	-	-	30	-	-	30
Counterparty netting and cash collateral	-	-	-	(1,594)	(1,226)	(2,820)
Total derivative assets	90	3,877	109	(1,594)	(1,226)	1,256
Short-term investments	1,036	1,245	-	-	-	2,281
Separate account assets	76,833	5,302	-	-	-	82,135
Total	$84,832	$246,407	$44,390	$(1,594)	$(1,226)	$372,809

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Liabilities:
Policyholder contract deposits	$-	$36	$1,232	$-	$-	$1,268
Other policyholder funds	-	8	-	-	-	8
Derivative liabilities:
Interest rate contracts	-	2,389	73	-	-	2,462
Foreign exchange contracts	-	1,232	7	-	-	1,239
Equity contracts	-	105	1	-	-	106
Commodity contracts	-	6	-	-	-	6
Credit contracts	-	-	555	-	-	555
Other contracts	-	2	46	-	-	48
Counterparty netting and cash collateral	-	-	-	(1,594)	(1,276)	(2,870)
Total derivative liabilities	-	3,734	682	(1,594)	(1,276)	1,546
Long-term debt	-	4,076	193	-	-	4,269
Other liabilities	120	164	-	-	-	284
Total	$120	$8,018	$2,107	$(1,594)	$(1,276)	$7,375
December 31, 2014				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting*	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$322	$2,670	$-	$-	$-	$2,992
Obligations of states, municipalities and political subdivisions	-	25,500	2,159	-	-	27,659
Non-U.S. governments	742	20,323	30	-	-	21,095
Corporate debt	-	142,550	1,883	-	-	144,433
RMBS	-	20,715	16,805	-	-	37,520
CMBS	-	10,189	2,696	-	-	12,885
CDO/ABS	-	7,165	6,110	-	-	13,275
Total bonds available for sale	1,064	229,112	29,683	-	-	259,859
Other bond securities:
U.S. government and government sponsored entities	130	5,368	-	-	-	5,498
Obligations of states, municipalities and political subdivisions	-	122	-	-	-	122
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	719	-	-	-	719
RMBS	-	989	1,105	-	-	2,094
CMBS	-	708	369	-	-	1,077
CDO/ABS	-	2,751	7,449	-	-	10,200
Total other bond securities	130	10,659	8,923	-	-	19,712
Equity securities available for sale:
Common stock	3,626	2	1	-	-	3,629
Preferred stock	25	-	-	-	-	25
Mutual funds	738	3	-	-	-	741
Total equity securities available for sale	4,389	5	1	-	-	4,395
Other equity securities	1,024	25	-	-	-	1,049
Mortgage and other loans receivable	-	-	6	-	-	6
Other invested assets	2	3,742	5,650	-	-	9,394

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivative assets:
Interest rate contracts	2	3,729	12	-	-	3,743
Foreign exchange contracts	-	839	1	-	-	840
Equity contracts	98	58	51	-	-	207
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	4	-	-	4
Other contracts	-	-	31	-	-	31
Counterparty netting and cash collateral	-	-	-	(2,102)	(1,119)	(3,221)
Total derivative assets	100	4,626	99	(2,102)	(1,119)	1,604
Short-term investments	584	1,100	-	-	-	1,684
Separate account assets	73,939	6,097	-	-	-	80,036
Total	$81,232	$255,366	$44,362	$(2,102)	$(1,119)	$377,739
Liabilities:
Policyholder contract deposits	$-	$52	$1,509	$-	$-	$1,561
Other policyholder funds	-	8	-	-	-	8
Derivative liabilities:
Interest rate contracts	-	3,047	86	-	-	3,133
Foreign exchange contracts	-	1,482	9	-	-	1,491
Equity contracts	-	98	4	-	-	102
Commodity contracts	-	6	-	-	-	6
Credit contracts	-	-	982	-	-	982
Other contracts	-	-	90	-	-	90
Counterparty netting and cash collateral	-	-	-	(2,102)	(1,429)	(3,531)
Total derivative liabilities	-	4,633	1,171	(2,102)	(1,429)	2,273
Long-term debt	-	5,253	213	-	-	5,466
Other liabilities	34	316	-	-	-	350
Total	$34	$10,262	$2,893	$(2,102)	$(1,429)	$9,658

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

During the three- and six-month periods ended June 30, 2015, we transferred $190 million and $262 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the three- and six-month periods ended June 30, 2015, we transferred $65 million and $180 million, respectively, of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three- and six-month periods ended June 30, 2015.

During the three- and six-month periods ended June 30, 2014, we transferred $236 million and $298 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the six-month period ended June 30, 2014, we transferred $103 million of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2.  There were no material transfers of securities issued by the U.S. government or government-sponsored entities from Level 1 to Level 2 during the three-month period ended June 30, 2014.  We had no material transfers from Level 2 to Level 1 during the three- and six-month periods ended June 30, 2014.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and six-month periods ended June 30, 2015 and 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2015 and 2014:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended June 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,256	$-	$(124)	$93	$-	$(45)	$2,180	$-
Non-U.S. governments	34	-	(1)	-	-	-	33	-
Corporate debt	1,827	14	(50)	(85)	412	-	2,118	-
RMBS	17,345	281	(99)	(430)	-	-	17,097	-
CMBS	2,694	22	(40)	17	-	(16)	2,677	-
CDO/ABS	6,453	97	(196)	(283)	-	-	6,071	-
Total bonds available for sale	30,609	414	(510)	(688)	412	(61)	30,176	-
Other bond securities:
Corporate debt	16	-	-	-	-	-	16	-
RMBS	1,288	45	-	16	15	(27)	1,337	31
CMBS	269	8	-	(54)	-	-	223	1
CDO/ABS	7,850	265	-	(688)	-	(1)	7,426	93
Total other bond securities	9,423	318	-	(726)	15	(28)	9,002	125
Equity securities available for sale:
Common stock	1	2	-	(3)	-	-	-	-
Total equity securities available for sale	1	2	-	(3)	-	-	-	-
Other equity securities	22	-	-	-	-	-	22	-
Mortgage and other loans receivable	6	-	-	-	-	-	6	-
Other invested assets	5,098	81	(38)	(92)	91	(65)	5,075	-
Total	$45,159	$815	$(548)	$(1,509)	$518	$(154)	$44,281	$125
Liabilities:
Policyholder contract deposits	$(1,835)	$736	$-	$(133)	$-	$-	$(1,232)	$110
Derivative liabilities, net:
Interest rate contracts	(69)	4	-	3	-	-	(62)	3
Foreign exchange contracts	(8)	2	-	(1)	-	-	(7)	1
Equity contracts	66	(2)	-	(1)	-	-	63	(3)
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts	(791)	13	-	227	-	-	(551)	22
Other contracts	(59)	59	(2)	(14)	-	-	(16)	33
Total derivative liabilities, net(a)	(861)	76	(2)	214	-	-	(573)	56
Long-term debt(b)	(186)	(13)	-	6	-	-	(193)	(6)
Total	$(2,882)	$799	$(2)	$87	$-	$-	$(1,998)	$160

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Six Months Ended June 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,159	$1	$(79)	$158	$-	$(59)	$2,180	$-
Non-U.S. governments	30	-	(1)	4	-	-	33	-
Corporate debt	1,883	14	(33)	(146)	456	(56)	2,118	-
RMBS	16,805	539	(171)	(76)	-	-	17,097	-
CMBS	2,696	46	(30)	47	-	(82)	2,677	-
CDO/ABS	6,110	130	(167)	119	-	(121)	6,071	-
Total bonds available for sale	29,683	730	(481)	106	456	(318)	30,176	-
Other bond securities:
Corporate debt	-	-	-	-	16	-	16	(1)
RMBS	1,105	26	-	220	44	(58)	1,337	1
CMBS	369	8	-	(154)	-	-	223	8
CDO/ABS	7,449	397	-	(926)	581	(75)	7,426	51
Total other bond securities	8,923	431	-	(860)	641	(133)	9,002	59
Equity securities available for sale:
Common stock	1	2	-	(3)	-	-	-	-
Total equity securities available for sale	1	2	-	(3)	-	-	-	-
Other equity securities	-	-	-	-	22	-	22	-
Mortgage and other loans receivable	6	-	-	-	-	-	6	-
Other invested assets	5,650	527	(549)	(586)	98	(65)	5,075	-
Total	$44,263	$1,690	$(1,030)	$(1,343)	$1,217	$(516)	$44,281	$59
Liabilities:
Policyholder contract deposits	$(1,509)	$461	$-	$(184)	$-	$-	$(1,232)	$40
Derivative liabilities, net:
Interest rate contracts	(74)	-	-	12	-	-	(62)	(1)
Foreign exchange contracts	(8)	3	-	(2)	-	-	(7)	3
Equity contracts	47	6	-	10	-	-	63	2
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts	(978)	160	-	267	-	-	(551)	50
Other contracts	(59)	73	-	(30)	-	-	(16)	48
Total derivative liabilities, net(a)	(1,072)	242	-	257	-	-	(573)	102
Long-term debt(b)	(213)	2	-	18	-	-	(193)	13
Total	$(2,794)	$705	$-	$91	$-	$-	$(1,998)	$155

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended June 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,042	$-	$74	$7	$-	$(132)	$1,991	$-
Non-U.S. governments	17	-	-	4	4	-	25	-
Corporate debt	1,815	9	33	(71)	707	(297)	2,196	-
RMBS	15,764	251	127	67	119	-	16,328	-
CMBS	5,741	17	129	(7)	69	(32)	5,917	-
CDO/ABS	6,610	18	1	726	103	(27)	7,431	-
Total bonds available for sale	31,989	295	364	726	1,002	(488)	33,888	-
Other bond securities:
RMBS	1,069	23	-	(32)	2	-	1,062	2
CMBS	770	21	-	(40)	6	-	757	19
CDO/ABS	8,498	334	-	(436)	1	-	8,397	122
Total other bond securities	10,337	378	-	(508)	9	-	10,216	143
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-
Preferred stock	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-
Mortgage and other loans receivable	-	-	-	6	-	-	6	-
Other invested assets	5,990	8	(5)	(15)	-	(154)	5,824	-
Total	$48,316	$681	$359	$209	$1,011	$(642)	$49,934	$143
Liabilities:
Policyholder contract deposits	$(765)	$(58)	$(16)	$(3)	$-	$-	$(842)	$(37)
Derivative liabilities, net:
Interest rate contracts	(98)	8	-	23	-	-	(67)	8
Foreign exchange contracts	-	3	-	(12)	-	-	(9)	3
Equity contracts	88	11	-	(8)	-	-	91	11
Commodity contracts	1	-	-	-	-	-	1	-
Credit contracts	(1,185)	75	-	25	-	-	(1,085)	69
Other contracts	(109)	18	48	(10)	-	-	(53)	16
Total derivatives liabilities, net(a)	(1,303)	115	48	18	-	-	(1,122)	107
Long-term debt(b)	(403)	(5)	-	14	-	-	(394)	(4)
Total	$(2,471)	$52	$32	$29	$-	$-	$(2,358)	$66

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Six Months Ended June 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions(c)	$1,080	$-	$191	$853	$-	$(133)	$1,991	$-
Non-U.S. governments	16	-	(1)	6	4	-	25	-
Corporate debt	1,255	6	53	(67)	1,355	(406)	2,196	-
RMBS	14,941	495	260	624	119	(111)	16,328	-
CMBS	5,735	23	240	(57)	69	(93)	5,917	-
CDO/ABS	6,974	52	3	734	169	(501)	7,431	-
Total bonds available for sale	30,001	576	746	2,093	1,716	(1,244)	33,888	-
Other bond securities:
RMBS	937	51	-	72	2	-	1,062	17
CMBS	844	38	-	(131)	6	-	757	32
CDO/ABS	8,834	669	-	(887)	1	(220)	8,397	286
Total other bond securities	10,615	758	-	(946)	9	(220)	10,216	335
Equity securities available for sale:
Common stock	1	-	-	-	-	(1)	-	-
Preferred stock	-	-	-	-	-	-	-	-
Total equity securities available for sale	1	-	-	-	-	(1)	-	-
Mortgage and other loans receivable	-	-	-	6	-	-	6	-
Other invested assets	5,930	87	49	34	85	(361)	5,824	-
Total	$46,547	$1,421	$795	$1,187	$1,810	$(1,826)	$49,934	$335
Liabilities:
Policyholder contract deposits	$(312)	$(532)	$(24)	$26	$-	$-	$(842)	$(120)
Derivative liabilities, net:
Interest rate contracts	(100)	2	-	32	-	(1)	(67)	4
Foreign exchange contracts	-	3	-	(12)	-	-	(9)	4
Equity contracts	49	8	-	(14)	48	-	91	5
Commodity contracts	1	-	-	-	-	-	1	-
Credit contracts	(1,280)	154	-	41	-	-	(1,085)	164
Other contracts	(109)	35	47	(26)	-	-	(53)	27
Total derivatives liabilities, net(a)	(1,439)	202	47	21	48	(1)	(1,122)	204
Long-term debt(b)	(370)	(8)	-	33	(70)	21	(394)	5
Total	$(2,121)	$(338)	$23	$80	$(22)	$20	$(2,358)	$89

(a) Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b) Includes guaranteed investment agreements (GIAs), notes, bonds, loans and mortgages payable.

(c)  Purchases, Sales, Issues and Settlements, Net primarily reflect the effect of consolidating previously unconsolidated securitization vehicles.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended June 30, 2015
Bonds available for sale	$311	$10	$93	$414
Other bond securities	23	(3)	298	318
Equity securities available for sale	-	2	-	2
Other invested assets	18	(12)	75	81
Policyholder contract deposits	-	736	-	736
Derivative liabilities, net	(19)	(1)	96	76
Long-term debt	-	-	(13)	(13)
Three Months Ended June 30, 2014
Bonds available for sale	$298	$(15)	$12	$295
Other bond securities	49	1	328	378
Equity securities available for sale	-	-	-	-
Other invested assets	12	(9)	5	8
Policyholder contract deposits	-	(58)	-	(58)
Derivative liabilities, net	16	8	91	115
Long-term debt	-	-	(5)	(5)
Six Months Ended June 30, 2015
Bonds available for sale	$622	$1	$107	$730
Other bond securities	41	3	387	431
Equity securities available for sale	-	2	-	2
Other invested assets	86	377	64	527
Policyholder contract deposits	-	461	-	461
Derivative liabilities, net	-	5	237	242
Long-term debt	-	-	2	2
Six Months Ended June 30, 2014
Bonds available for sale	$602	$(51)	$25	$576
Other bond securities	100	2	656	758
Equity securities available for sale	-	-	-	-
Other invested assets	89	(13)	11	87
Policyholder contract deposits	-	(532)	-	(532)
Derivative liabilities, net	31	5	166	202
Long-term debt	-	-	(8)	(8)

The following tables present the gross components of purchases, sales, issues and settlements, net, shown above, for the three- and six-month periods ended June 30, 2015 and 2014 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Three Months Ended June 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$116	$-	$(23)	$93
Non-U.S. governments	2	-	(2)	-
Corporate debt	182	(10)	(257)	(85)

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

RMBS	446	(143)	(733)	(430)
CMBS	70	-	(53)	17
CDO/ABS	282	(178)	(387)	(283)
Total bonds available for sale	1,098	(331)	(1,455)	(688)
Other bond securities:
RMBS	64	(4)	(44)	16
CMBS	-	(43)	(11)	(54)
CDO/ABS	12	(331)	(369)	(688)
Total other bond securities	76	(378)	(424)	(726)
Equity securities available for sale	-	(2)	(1)	(3)
Other invested assets	64	(1)	(155)	(92)
Total assets	$1,238	$(712)	$(2,035)	$(1,509)
Liabilities:
Policyholder contract deposits	$-	$(112)	$(21)	$(133)
Derivative liabilities, net	2	-	212	214
Long-term debt(b)	-	-	6	6
Total liabilities	$2	$(112)	$197	$87
Three Months Ended June 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$48	$(27)	$(14)	$7
Non-U.S. governments	5	-	(1)	4
Corporate debt	63	(1)	(133)	(71)
RMBS	665	(11)	(587)	67
CMBS	27	-	(34)	(7)
CDO/ABS	892	(2)	(164)	726
Total bonds available for sale	1,700	(41)	(933)	726
Other bond securities:
RMBS	21	(14)	(39)	(32)
CMBS	-	-	(40)	(40)
CDO/ABS	23	(8)	(451)	(436)
Total other bond securities	44	(22)	(530)	(508)
Equity securities available for sale	-	-	-	-
Mortgage and other loans receivable	6	-	-	6
Other invested assets	137	(1)	(151)	(15)
Total assets	$1,887	$(64)	$(1,614)	$209
Liabilities:
Policyholder contract deposits	$-	$(46)	$43	$(3)
Derivative liabilities, net	-	-	18	18
Long-term debt(b)	-	-	14	14
Total liabilities	$-	$(46)	$75	$29
				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Six Months Ended June 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$223	$(22)	$(43)	$158
Non-U.S. governments	8	-	(4)	4
Corporate debt	188	(60)	(274)	(146)

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

RMBS	1,407	(165)	(1,318)	(76)
CMBS	142	(27)	(68)	47
CDO/ABS	861	(201)	(541)	119
Total bonds available for sale	2,829	(475)	(2,248)	106
Other bond securities:
RMBS	309	(10)	(79)	220
CMBS	-	(79)	(75)	(154)
CDO/ABS	226	(371)	(781)	(926)
Total other bond securities	535	(460)	(935)	(860)
Equity securities available for sale	-	(2)	(1)	(3)
Other invested assets	304	(587)	(303)	(586)
Total assets	$3,668	$(1,524)	$(3,487)	$(1,343)
Liabilities:
Policyholder contract deposits	$-	$(185)	$1	$(184)
Derivative liabilities, net	17	-	240	257
Long-term debt(b)	-	-	18	18
Total liabilities	$17	$(185)	$259	$91
Six Months Ended June 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions(c)	$936	$(32)	$(51)	$853
Non-U.S. governments	7	-	(1)	6
Corporate debt	119	(8)	(178)	(67)
RMBS	1,752	(26)	(1,102)	624
CMBS	92	(57)	(92)	(57)
CDO/ABS	1,222	(2)	(486)	734
Total bonds available for sale	4,128	(125)	(1,910)	2,093
Other bond securities:
RMBS	162	(19)	(71)	72
CMBS	-	(6)	(125)	(131)
CDO/ABS	44	(15)	(916)	(887)
Total other bond securities	206	(40)	(1,112)	(946)
Equity securities available for sale	-	-	-	-
Mortgage and other loans receivable	6	-	-	6
Other invested assets	433	(1)	(398)	34
Total assets	$4,773	$(166)	$(3,420)	$1,187
Liabilities:
Policyholder contract deposits	$-	$(58)	$84	$26
Derivative liabilities, net	1	-	20	21
Long-term debt(b)	-	-	33	33
Total liabilities	$1	$(58)	$137	$80

(a)  There were no issuances during the three- and six-month periods ended June 30, 2015 and 2014, respectively.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

(c)  Purchases primarily reflect the effect of consolidating previously unconsolidated securitization vehicles.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2015 and 2014 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above contains no material net gains (losses) related to assets and liabilities transferred into or out of Level 3 during the three-month period ended June 30, 2015. The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above exclude $18 million of net gains related to assets and liabilities transferred into Level 3, and include $3 million of net gains related to assets and liabilities transferred out of Level 3 during the six-month period ended June 30, 2015.

The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excludes $14 million and $37 million of net gains related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2014, respectively, and includes $25 million and $2 million of net losses related to assets and liabilities transferred out of Level 3 during the three- and six-month periods ended June 30, 2014, respectively.

Transfers of Level 3 Assets

During the three- and six-month periods ended June 30, 2015 and 2014, transfers into Level 3 assets primarily included certain investments in RMBS, CDO/ABS and private placement corporate debt.  The transfers of investments in RMBS and CDO/ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types. Transfers of investments in private placement corporate debt into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.

During the three- and six-month periods ended June 30, 2015 and 2014, transfers out of Level 3 assets primarily related to certain investments in corporate debt, RMBS, CDO/ABS, and investments in hedge funds. Transfers of certain investments in corporate debt, RMBS, and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. The transfers of certain hedge fund investments out of Level 3 assets were primarily the result of easing of certain fund-imposed redemption restrictions.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and six-month periods ended June 30, 2015 and 2014.

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

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

from third‑parties with respect to certain Level 3 instruments (primarily CDO/ABS) may not be reasonably available to us, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

	Fair Value at
	June 30,	Valuation		Range
(in millions)	2015	Technique	Unobservable Input	(Weighted Average)
Assets:

Obligations of states,	$1,224	Discounted cash flow	Yield(b)	4.32% - 5.14% (4.73%)
municipalities and
political subdivisions

Corporate debt	1,519	Discounted cash flow	Yield(b)	4.27% - 7.64% (5.96%)

RMBS	17,727	Discounted cash flow	Constant prepayment rate(a)(c)	0.88% - 9.02% (4.95%)
			Loss severity(a)(c)	46.61% - 79.61% (63.11%)
			Constant default rate(a)(c)	3.54% - 8.93% (6.23%)
			Yield(c)	2.93% - 6.27% (4.60%)

CDO/ABS	3,819	Discounted cash flow	Constant prepayment rate(a)(c)	6.70% - 13.10% (9.40%)
			Loss severity(a)(c)	39.90% - 55.20% (47.70%)
			Constant default rate(a)(c)	2.50% - 13.50% (7.30%)
			Yield(c)	4.40% - 8.20% (7.00%)

CMBS	2,638	Discounted cash flow	Yield(b)	0.00% - 17.59% (5.97%)
Liabilities:

Policyholder contract
deposits

GMWB	434	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%(d)
			Base lapse rate(b)	1.00% - 40.00%(d)
			Dynamic lapse rate(b)	0.20% - 60.00%(d)
			Mortality rate(b)	0.10% - 35.00%(d)
			Utilization rate(b)	0.50% - 30.00%(d)

Index Annuities	461	Discounted cash flow	Lapse rate	0.75% - 66.00%(d)
			Mortality rate	0.02% - 44.06%(d)

Index Life	285	Discounted cash flow	Equity implied volatility	10.00% to 25.00%(d)
			Base lapse rate	2.00% to 19.00%(d)
			Mortality rate	0.00% to 20.00%(d)

Total derivative
liabilities, net	299	Binomial Expansion	Recovery rate(b)	8.00% - 23.00% (13.00%)
		Technique (BET)	Diversity score(b)	9 - 10 (10)
			Weighted average life(b)	4.51 - 8.44 years (7.06 years)

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2014	Technique	Unobservable Input	(Weighted Average )
Assets:

Obligations of states,	$1,178	Discounted cash flow	Yield(b)	3.9% - 4.62% (4.26%)
municipalities and
political subdivisions

Corporate debt	1,145	Discounted cash flow	Yield(b)	3.46% - 8.75% (6.10%)

RMBS	17,353	Discounted cash flow	Constant prepayment rate(a)(c)	0.59% - 9.35% (4.97%)
			Loss severity(a)(c)	46.04% - 79.56% (62.80%)
			Constant default rate(a)(c)	3.67% - 9.96% (6.82%)
			Yield(c)	2.67% - 6.64% (4.65%)

CDO/ABS	5,282	Discounted cash flow	Constant prepayment rate(a)(c)	6.40% - 12.80% (9.20%)
			Loss severity(a)(c)	42.90% - 60.30% (51.90%)
			Constant default rate(a)(c)	2.50% - 14.70% (7.80%)
			Yield(c)	4.70% - 9.70% (7.10%)

CMBS	2,687	Discounted cash flow	Yield(b)	0.00% - 17.29% (6.06%)
Liabilities:

Policyholder contract
deposits

GMWB	890	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%(d)
			Base lapse rate(b)	1.00% - 40.00%(d)
			Dynamic lapse rate(b)	0.20% - 60.00%(d)
			Mortality rate(b)	0.10% - 35.00%(d)
			Utilization rate(b)	0.50% - 30.00%(d)

Index Annuities	294	Discounted cash flow	Lapse rate	0.75% - 66.00%(d)
			Mortality rate	0.02% - 44.06%(d)

Index Life	259	Discounted cash flow	Equity implied volatility	10.00% to 25.00%(d)
			Base lapse rate	2.00% to 19.00%(d)
			Mortality rate	0.00% to 20.00%(d)

Total derivative
liabilities, net	791	BET	Recovery rate(b)	5.00% - 23.00% (13.00%)
			Diversity score(b)	8 - 25 (13)
			Weighted average life(b)	2.67 - 10.49 years (4.65 years)

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

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

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

RMBS and CDO/ABS

The significant unobservable inputs used in fair value measurements of RMBS and CDO/ABS valued by third‑party valuation service providers are constant prepayment rates (CPR), loss severity, constant default rates (CDR), and yield. A change in the assumptions used for the probability of default will generally be accompanied by a corresponding change in the assumption used for the loss severity and an inverse change in the assumption used for prepayment rates. In general, increases in CPR, loss severity, CDR, and yield, in isolation, would result in a decrease in the fair value measurement. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship between the directional change of each input is not usually linear.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

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

		June 30, 2015		December 31, 2014
		Fair Value Using Net Asset Value Per Share (or its equivalent)		Fair Value Using Net Asset Value Per Share (or its equivalent)

			Unfunded		Unfunded
(in millions)	Investment Category Includes		Commitments		Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,008	$446	$2,275	$450

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	359	203	384	227

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	119	34	121	26

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	157	43	164	43

Other	Includes multi-strategy, mezzanine and other strategies	259	213	216	234
Total private equity funds		2,902	939	3,160	980
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,288	-	1,109	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	2,880	16	2,428	1

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	562	-	498	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	753	15	731	5

Emerging markets	Investments in the financial markets of developing countries	347	-	308	-

Other	Includes multi-strategy, relative value and other strategies	182	-	125	-
Total hedge funds		6,012	31	5,199	6
Total		$8,914	$970	$8,359	$986

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10‑year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one- or two‑year increments. At June 30, 2015, assuming average original expected lives of 10 years for the funds, 84 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 5 percent between four and six years and 11 percent between seven and 10 years.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The hedge fund investments included above are generally redeemable monthly (14 percent), quarterly (49 percent), semi‑annually (14 percent) and annually (23 percent), with redemption notices ranging from one day to 180 days. At June 30, 2015, however, investments representing approximately 44 percent of the total fair value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various contractual restrictions. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre‑defined end dates and are generally expected to be lifted by the end of 2016. The fund investments for which redemption is restricted only in part generally relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

Fair Value Option

The following table presents the gains and losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,

(in millions)	2015	2014	2015	2014
Assets:
Bond and equity securities	$460	$611	$601	$1,277
Alternative Investments(a)	118	18	263	172
Other, including Short-term investments	-	2	2	5
Liabilities:
Long-term debt(b)	131	(135)	55	(209)
Other liabilities	-	(2)	(3)	(6)
Total gain	$709	$494	$918	$1,239

(a) Includes hedge funds, private equity funds and other investment partnerships.

(b) Includes GIAs, notes, bonds, loans and mortgages payable.

We recognized gains of $5 million and $11 million during the three- and six-month periods ended June 30, 2015, respectively, and losses of $11 million and $22 million during the three- and six-month periods ended June 30, 2014, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	June 30, 2015			December 31, 2014
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$6	$4	$2	$6	$4	$2
Liabilities:
Long-term debt*	$4,269	$3,173	$1,096	$5,466	$4,101	$1,365

*    Includes GIAs, notes, bonds, loans and mortgages payable.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value Measurements on a Non-Recurring Basis

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2015	2014	2015	2014
June 30, 2015
Other investments	$-	$-	$1,000	$1,000	$27	$20	$52	$55
Investments in life settlements	-	-	501	501	72	45	142	87
Other assets	-	-	12	12	4	-	8	1
Total	$-	$-	$1,513	$1,513	$103	$65	$202	$143
December 31, 2014
Other investments	$-	$-	$790	$790
Investments in life settlements	-	-	537	537
Other assets	-	-	1	1
Total	$-	$-	$1,328	$1,328

Fair Value Information About Financial Instruments Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
June 30, 2015
Assets:
Mortgage and other loans receivable	$-	$376	$27,931	$28,307	$27,137
Other invested assets	-	523	2,983	3,506	4,338
Short-term investments	-	11,584	-	11,584	11,584
Cash	1,937	-	-	1,937	1,937
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	268	116,875	117,143	106,864
Other liabilities	-	899	-	899	899
Long-term debt	-	23,593	3,674	27,267	26,091
December 31, 2014
Assets:
Mortgage and other loans receivable	$-	$449	$26,157	$26,606	$24,984
Other invested assets	-	593	2,882	3,475	4,352
Short-term investments	-	9,559	-	9,559	9,559
Cash	1,758	-	-	1,758	1,758
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	244	119,268	119,512	106,395
Other liabilities	-	1,120	-	1,120	1,120
Long-term debt	-	24,749	2,932	27,681	25,751

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
June 30, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$2,364	$164	$(14)	$2,514	$-
Obligations of states, municipalities and political subdivisions	26,610	1,224	(172)	27,662	15
Non-U.S. governments	18,441	911	(203)	19,149	-
Corporate debt	134,361	8,386	(1,884)	140,863	29
Mortgage-backed, asset-backed and collateralized:
RMBS	33,448	3,133	(333)	36,248	1,582
CMBS	12,944	687	(109)	13,522	212
CDO/ABS	14,749	485	(126)	15,108	43
Total mortgage-backed, asset-backed and collateralized	61,141	4,305	(568)	64,878	1,837
Total bonds available for sale(b)	242,917	14,990	(2,841)	255,066	1,881
Equity securities available for sale:
Common stock	1,499	2,364	(12)	3,851	-
Preferred stock	21	4	-	25	-
Mutual funds	865	62	(48)	879	-
Total equity securities available for sale	2,385	2,430	(60)	4,755	-
Total	$245,302	$17,420	$(2,901)	$259,821	$1,881
December 31, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$2,806	$204	$(18)	$2,992	$-
Obligations of states, municipalities and political subdivisions	25,979	1,729	(49)	27,659	(13)
Non-U.S. governments	20,280	966	(151)	21,095	-
Corporate debt	134,961	10,594	(1,122)	144,433	64
Mortgage-backed, asset-backed and collateralized:
RMBS	34,377	3,435	(292)	37,520	1,767
CMBS	12,129	815	(59)	12,885	215
CDO/ABS	12,775	628	(128)	13,275	47
Total mortgage-backed, asset-backed and collateralized	59,281	4,878	(479)	63,680	2,029
Total bonds available for sale(b)	243,307	18,371	(1,819)	259,859	2,080
Equity securities available for sale:
Common stock	1,185	2,461	(17)	3,629	-
Preferred stock	21	4	-	25	-
Mutual funds	724	54	(37)	741	-
Total equity securities available for sale	1,930	2,519	(54)	4,395	-
Total	$245,237	$20,890	$(1,873)	$264,254	$2,080

(a) Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(b) At June 30, 2015 and December 31, 2014, bonds available for sale held by us that were below investment grade or not rated totaled $35.9 billion and $35.1 billion, respectively.

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$431	$8	$128	$6	$559	$14
Obligations of states, municipalities and political
subdivisions	4,954	147	315	25	5,269	172
Non-U.S. governments	3,363	113	743	90	4,106	203
Corporate debt	31,074	1,351	4,161	533	35,235	1,884
RMBS	6,478	162	2,878	171	9,356	333
CMBS	3,040	82	610	27	3,650	109
CDO/ABS	3,136	39	1,593	87	4,729	126
Total bonds available for sale	52,476	1,902	10,428	939	62,904	2,841
Equity securities available for sale:
Common stock	85	12	1	-	86	12
Mutual funds	544	41	29	7	573	48
Total equity securities available for sale	629	53	30	7	659	60
Total	$53,105	$1,955	$10,458	$946	$63,563	$2,901
December 31, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$526	$5	$281	$13	$807	$18
Obligations of states, municipalities and political
subdivisions	495	9	794	40	1,289	49
Non-U.S. governments	1,606	42	1,690	109	3,296	151
Corporate debt	12,132	450	11,570	672	23,702	1,122
RMBS	4,621	109	3,996	183	8,617	292
CMBS	220	1	2,087	58	2,307	59
CDO/ABS	3,857	50	1,860	78	5,717	128
Total bonds available for sale	23,457	666	22,278	1,153	45,735	1,819
Equity securities available for sale:
Common stock	88	16	2	1	90	17
Mutual funds	280	37	64	-	344	37
Total equity securities available for sale	368	53	66	1	434	54
Total	$23,825	$719	$22,344	$1,154	$46,169	$1,873

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At June 30, 2015, we held 11,470 and 160 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,728 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2015 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
June 30, 2015	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$11,166	$11,331	$927	$912
Due after one year through five years	46,392	49,034	6,317	6,171
Due after five years through ten years	58,311	60,423	16,885	16,245
Due after ten years	65,907	69,400	23,313	21,841
Mortgage-backed, asset-backed and collateralized	61,141	64,878	18,303	17,735
Total	$242,917	$255,066	$65,745	$62,904
December 31, 2014
Due in one year or less	$9,821	$9,975	$637	$620
Due after one year through five years	48,352	50,873	6,669	6,529
Due after five years through ten years	62,685	65,889	12,873	12,338
Due after ten years	63,168	69,442	10,255	9,607
Mortgage-backed, asset-backed and collateralized	59,281	63,680	17,120	16,641
Total	$243,307	$259,859	$47,554	$45,735

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$194	$59	$194	$13	$343	$177	$410	$44
Equity securities	24	3	39	4	520	8	69	6
Total	$218	$62	$233	$17	$863	$185	$479	$50

For the three- and six-month periods ended June 30, 2015, the aggregate fair value of available for sale securities sold was $7.1 billion and $14.0 billion, respectively, which resulted in net realized capital gains of $0.2 billion and $0.7 billion, respectively.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the three- and six-month periods ended June 30, 2014, the aggregate fair value of available for sale securities sold was $5.9 billion and $12.0 billion, respectively, which resulted in net realized capital gains of $0.2 billion and $0.4 billion, respectively.

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	June 30, 2015		December 31, 2014
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$3,815	21%	$5,498	27%
Obligations of states, municipalities and political subdivisions	75	-	122	1
Non-U.S. governments	2	-	2	-
Corporate debt	452	4	719	3
Mortgage-backed, asset-backed and collateralized:
RMBS	2,210	12	2,094	10
CMBS	867	5	1,077	5
CDO/ABS and other collateralized*	9,177	51	10,200	49
Total mortgage-backed, asset-backed and collateralized	12,254	68	13,371	64
Total fixed maturity securities	16,598	93	19,712	95
Equity securities	1,323	7	1,049	5
Total	$17,921	100%	$20,761	100%

* Includes $793 million and $859 million of U.S. Government agency backed ABS at June 30, 2015 and December 31, 2014, respectively.

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Fixed maturity securities, including short-term investments	$2,800	$3,111	$5,683	$6,242
Equity securities	66	17	81	(68)
Interest on mortgage and other loans	347	311	686	629
Alternative investments*	694	547	1,383	1,472
Real estate	24	33	50	61
Other investments	12	(2)	50	9
Total investment income	3,943	4,017	7,933	8,345
Investment expenses	117	133	269	265
Net investment income	$3,826	$3,884	$7,664	$8,080

* Includes hedge funds, private equity funds, affordable housing partnerships, investments in life settlements and other investment partnerships.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Sales of fixed maturity securities	$135	$181	$166	$366
Sales of equity securities	21	35	512	63
Other-than-temporary impairments:
Severity	-	-	(2)	-
Change in intent	(88)	(1)	(112)	(6)
Foreign currency declines	(3)	(6)	(32)	(10)
Issuer-specific credit events	(70)	(44)	(138)	(93)
Adverse projected cash flows	(3)	(4)	(8)	(5)
Provision for loan losses	(13)	15	11	20
Foreign exchange transactions	66	(47)	320	(21)
Derivative instruments	288	73	496	(216)
Impairments on investments in life settlements	(72)	(45)	(142)	(87)
Other*	(135)	5	396	(1)
Net realized capital gains	$126	$162	$1,467	$10

* Includes realized gains due to the sale of Class B shares of Prudential Financial, Inc. and common shares of Springleaf Holdings, Inc. and realized losses on the sale of ordinary shares of AerCap.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(6,559)	$3,644	$(4,403)	$7,638
Equity securities	287	173	(95)	45
Other investments	(37)	(40)	(540)	33
Total Increase (decrease) in unrealized appreciation (depreciation) of investments	$(6,309)	$3,777	$(5,038)	$7,716

Evaluating Investments for Other-Than-Temporary Impairments

For a discussion of our policy for evaluating investments for other-than-temporary impairments, see Note 6 to the Consolidated Financial Statements in the 2014 Annual Report.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Balance, beginning of period	$2,466	$3,389	$2,659	$3,872
Increases due to:
Credit impairments on new securities subject to impairment losses	35	14	50	22
Additional credit impairments on previously impaired securities	25	18	47	54
Reductions due to:
Credit impaired securities fully disposed of for which there was no
prior intent or requirement to sell	(108)	(82)	(150)	(412)
Accretion on securities previously impaired due to credit*	(180)	(173)	(368)	(361)
Other	-	-	-	(9)
Balance, end of period	$2,238	$3,166	$2,238	$3,166

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

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$32,118
Cash flows expected to be collected*	25,976
Recorded investment in acquired securities	17,330

* Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	June 30, 2015	December 31, 2014
Outstanding principal balance	$17,232	$16,962
Amortized cost	12,542	12,216
Fair value	13,669	13,462

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Balance, beginning of period	$6,765	$7,170	$6,865	$6,940
Newly purchased PCI securities	170	247	415	769
Disposals	(13)	-	(13)	-
Accretion	(221)	(219)	(441)	(431)
Effect of changes in interest rate indices	(6)	(172)	(144)	(231)
Net reclassification from (to) non-accretable difference,
including effects of prepayments	138	16	151	(5)
Balance, end of period	$6,833	$7,042	$6,833	$7,042

Pledged Investments

Secured Financing and Similar Arrangements

We enter into secured financing transactions whereby certain securities are sold under agreements to repurchase (repurchase agreements), in which we transfer securities in exchange for cash, with an agreement by us to repurchase the same or substantially similar securities.  At June 30, 2015, our secured financing transactions also include those that involve the transfer of securities to financial institutions in exchange for cash (securities lending agreements). In all of these secured financing transactions, the securities transferred by us (pledged collateral) may be sold or repledged by the counterparties. These agreements are recorded at their contracted amounts plus accrued interest, other than those that are accounted for at fair value.

Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral under these secured financing transactions, we may be required to transfer cash or additional securities as pledged collateral under these agreements.  At the termination of the transactions, we and our counterparties are obligated to return the amounts borrowed and the securities transferred, respectively.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	June 30, 2015	December 31, 2014
Fixed maturity securities available for sale	$843	$-
Other bond securities, at fair value	$176	$2,122

At June 30, 2015, amounts borrowed under repurchase and securities lending agreements totaled $1.0 billion.

At June 30, 2015, outstanding overnight and continuous repurchase agreements were collateralized by U.S. government bond securities, at fair value, of $151  million, and repurchase agreements with remaining contractual maturities of 31 - 90 Days were collateralized by Corporate bond securities, at fair value, of $25 million.

Securities lending agreements outstanding at June 30, 2015 had remaining contractual maturities of 31 - 90 Days and the securities pledged to counterparties included $827 million of Corporate bond securities and $16 million of Non-U.S. Government securities, all classified as available for sale.

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	June 30, 2015	December 31, 2014
Securities collateral pledged to us	$5,388	$2,506
Amount sold or repledged by us	$164	$131

Insurance - Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $6.2 billion and $5.9 billion at June 30, 2015 and December 31, 2014, respectively.

Other Pledges

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $39 million and $44 million of stock in FHLBs at June 30, 2015 and December 31, 2014, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $1.2 billion and $0.5 billion at June 30, 2015 and December 31, 2014, respectively, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $2.8 billion and $3.5 billion at June 30, 2015 and December 31, 2014, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Item 1 / NOTE 6. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable, net:

	June 30,	December 31,
(in millions)	2015	2014
Commercial mortgages*	$19,882	$18,909
Life insurance policy loans	2,645	2,710
Commercial loans, other loans and notes receivable	4,878	3,642
Total mortgage and other loans receivable	27,405	25,261
Allowance for losses	(262)	(271)
Mortgage and other loans receivable, net	$27,143	$24,990

* Commercial mortgages primarily represent loans for offices, retail, apartments and industrial properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 13 percent and 21 percent, respectively, at  June 30, 2015, and 14 percent and 18 percent, respectively, at December 31, 2014).

The following table presents the credit quality indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
June 30, 2015
Credit Quality Indicator:
In good standing	976	$3,284	$6,810	$4,402	$2,002	$1,837	$1,069	$19,404	98%
Restructured(a)	10	-	409	6	31	16	-	462	2
90 days or less delinquent	3	-	-	-	6	-	-	6	-
>90 days delinquent or in
process of foreclosure	5	-	-	10	-	-	-	10	-
Total(b)	994	$3,284	$7,219	$4,418	$2,039	$1,853	$1,069	$19,882	100%
Valuation allowance		$21	$67	$27	$13	$13	$10	$151	1%
December 31, 2014
Credit Quality Indicator:
In good standing	1,007	$3,384	$6,100	$3,807	$1,689	$1,660	$1,812	$18,452	98%
Restructured(a)	7	-	343	7	-	17	-	367	2
90 days or less delinquent	6	-	-	10	-	-	5	15	-
>90 days delinquent or in
process of foreclosure	4	-	75	-	-	-	-	75	-
Total(b)	1,024	$3,384	$6,518	$3,824	$1,689	$1,677	$1,817	$18,909	100%
Allowance for losses		$3	$86	$28	$22	$6	$14	$159	1%

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

Item 1 / NOTE 6. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Allowance for Loan Losses

See Note 7 to the Consolidated Financial Statements in the 2014 Annual Report for a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2015			2014
Six Months Ended June 30,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$159	$112	$271	$201	$111	$312
Loans charged off	(4)	(1)	(5)	(5)	(13)	(18)
Recoveries of loans previously charged off	3	1	4	-	16	16
Net charge-offs	(1)	-	(1)	(5)	3	(2)
Provision for loan losses	(9)	(3)	(12)	(8)	(22)	(30)
Other	2	2	4	-	1	1
Allowance, end of period	$151 *	$111	$262	$188 *	$93	$281

* Of the total allowance at the end of the periods, $30 million and $88 million relate to individually assessed credit losses on $570 million and $240 million of commercial mortgage loans at June 30, 2015 and 2014, respectively.

During the six-month periods ended June 30, 2015 and 2014, loans with a carrying value of $97 million and $136 million, respectively, were modified in troubled debt restructurings.

7. VARIABLE INTEREST ENTITIES

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

Item 1 / NOTE 7. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles	Structured Investment Vehicle	Affordable Housing Partnerships	Other	Total
June 30, 2015
Assets:
Bonds available for sale	$-	$11,022	$-	$-	$25	$11,047
Other bond securities	-	6,751	491	-	42	7,284
Mortgage and other loans receivable	1	2,602	-	-	146	2,749
Other invested assets	624	596	-	1,782	24	3,026
Other (a)	52	1,056	53	57	90	1,308
Total assets(b)	$677	$22,027	$544	$1,839	$327	$25,414
Liabilities:
Long-term debt	$41	$1,246	$57	$265	$6	$1,615
Other (c)	48	245	-	141	43	477
Total liabilities	$89	$1,491	$57	$406	$49	$2,092
December 31, 2014
Assets:
Bonds available for sale	$-	$11,459	$-	$-	$35	$11,494
Other bond securities	-	7,251	615	-	40	7,906
Mortgage and other loans receivable	-	2,398	-	-	162	2,560
Other invested assets	577	651	-	1,684	29	2,941
Other (a)	40	1,447	140	49	76	1,752
Total assets(b)	$617	$23,206	$755	$1,733	$342	$26,653
Liabilities:
Long-term debt	$69	$1,370	$52	$199	$7	$1,697
Other(c)	32	276	-	101	37	446
Total liabilities	$101	$1,646	$52	$300	$44	$2,143

(a)  Comprised primarily of Short-term investments, Premiums and other receivables and Other assets at both June 30, 2015 and December 31, 2014.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities and Derivative liabilities, at fair value, at both June 30, 2015 and December 31, 2014.

(d)  At June 30, 2015 and December 31, 2014, off-balance sheet exposure, primarily consisting of commitments to real estate and investment entities, was $96.4 million and $56.4 million, respectively.

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

Item 1 / NOTE 7. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(a)	Sheet	Total
June 30, 2015
Real estate and investment entities	$19,639	$3,022	$425	$3,447
Affordable housing partnerships	7,694	407	-	407
Other	1,111	221	992	1,213
Total	$28,444	$3,650	$1,417	$5,067
December 31, 2014
Real estate and investment entities	$19,949	$2,785	$454	$3,239
Affordable housing partnerships	7,911	425	-	425
Other(b)	1,959	304	992	1,296
Total	$29,819	$3,514	$1,446	$4,960

(a)  At June 30, 2015 and December 31, 2014, $3.4 billion and $3.2 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(b) The On-Balance and Off-Balance sheet amounts have been revised from $32 million and $0 to $304 million and $992 million, respectively, to correct the Maximum Exposure to Loss as of December 31, 2014, which are not considered material to previously issued financial statements.

See Note 10 to the Consolidated Financial Statements in the 2014 Annual Report for additional information on VIEs.

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. DERIVATIVES AND HEDGE ACCOUNTING

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. See Note 11 to the Consolidated Financial Statements in the 2014 Annual Report for a discussion of our accounting policies and procedures regarding derivatives and hedge accounting.

The following table presents the notional amounts of our derivative instruments, and the fair values of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2015				December 31, 2014
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$604	$1	$269	$1	$155	$-	$25	$2
Foreign exchange contracts	1,384	126	1,819	95	611	25	1,794	239
Equity contracts	19	2	108	1	7	1	104	13
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	62,048	3,208	48,237	2,497	65,070	3,743	45,251	3,183
Foreign exchange contracts	6,944	549	13,216	1,144	13,667	815	8,516	1,251
Equity contracts(b)	7,409	156	45,298	1,328	7,565	206	42,387	1,615
Commodity contracts	13	-	12	6	15	-	11	6
Credit contracts(c)	5	4	1,373	555	5	4	5,288	982
Other contracts(d)	36,177	30	291	48	36,155	31	538	90
Total derivatives, gross	$114,603	$4,076	$110,623	$5,675	$123,250	$4,825	$103,914	$7,381
Counterparty netting(e)		(1,594)		(1,594)		(2,102)		(2,102)
Cash collateral(f)		(1,226)		(1,276)		(1,119)		(1,429)
Total derivatives, net		1,256		2,805		1,604		3,850
Less: Bifurcated embedded derivatives		-		1,259		-		1,577
Total derivatives on condensed
consolidated balance sheets		$1,256		$1,546		$1,604		$2,273

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) Notional amount of derivative assets and fair value of derivative assets were zero at both June 30, 2015 and December 31, 2014, related to bifurcated embedded derivatives.  Notional amount of derivative liabilities and fair value of derivative liabilities include $41.9 billion and $1.2 billion, respectively, at June 30, 2015, and $39.3 billion and $1.5 billion, respectively, at December 31, 2014, related to bifurcated embedded derivatives. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets.

(c)  As of June 30, 2015 and December 31, 2014, includes super senior multi-sector CDOs with a net notional amount of $1.2 billion and $2.6 billion (fair value liability of $526 million and $947 million), respectively. The expected weighted average maturity as of June 30, 2015 is six years. Because of long-term maturities of the credit default swaps (CDSs) in the portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the portfolio. As of June 30, 2015, there were no super senior corporate debt/CLOs remaining. As of December 31, 2014, includes super senior corporate debt/CLOs with a net notional amount of $2.5 billion (fair value liability of $7 million).

(d) Consists primarily of contracts with multiple underlying exposures.

(e) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(f)  Represents cash collateral posted and received that is eligible for netting.

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

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

Collateral posted by us to third parties for derivative transactions was $3.2 billion and $3.3 billion at June 30, 2015 and December 31, 2014, respectively.  In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.3 billion at both June 30, 2015 and December 31, 2014. We generally can repledge or resell this collateral.

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

Hedge Accounting

We designated certain derivatives entered into with third parties as fair value hedges of available for sale investment securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards and cross currency swaps designated as hedges of the change in fair value of foreign currency denominated available for sale securities attributable to changes in foreign exchange rates. We also designated certain interest rate swaps entered into with third parties as fair value hedges of fixed-rate GICs attributable to changes in benchmark interest rates.

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three- and six-month periods ended June 30, 2015, we recognized gains (losses) of $(21) million and $73 million, respectively, and for the three- and six-month periods ended June 30, 2014, we recognized gains of zero and $3 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:		Including Gains/(Losses) Attributable to:
	Hedging	Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Three Months Ended June 30, 2015
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	2	-	-	2
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	(60)	73	-	13	-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	4	-	-	4
Gain/(Loss) on extinguishment of debt	-	1	-	-	1
Equity contracts:
Realized capital gains/(losses)	(13)	13	-	-	-
Three Months Ended June 30, 2014
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	10	-	-	10
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	32	(27)	-	(4)	9
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	-	-	-	-
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts
Realized capital gains/(losses)	(15)	15	-	-	-

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six Months Ended June 30, 2015
Interest rate contracts:
Realized capital gains/(losses)	$1	$(1)	$-	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	5	-	-	5
Gain/(Loss) on extinguishment of debt	-	13	-	-	13
Foreign exchange contracts:
Realized capital gains/(losses)	72	(56)	-	13	3
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	10	-	-	10
Gain/(Loss) on extinguishment of debt	-	17	-	-	17
Equity contracts:
Realized capital gains/(losses)	(19)	18	-	(1)	-
Six Months Ended June 30, 2014
Interest rate contracts:
Realized capital gains/(losses)	$1	$(2)	$-	$-	$(1)
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	28	-	-	28
Gain/(Loss) on extinguishment of debt	-	50	-	-	50
Foreign exchange contracts:
Realized capital gains/(losses)	56	(59)	-	(12)	9
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	-	-	-	-
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts
Realized capital gains/(losses)	(14)	14	-	-	-

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

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
By Derivative Type:
Interest rate contracts	$(428)	$49	$(67)	$187
Foreign exchange contracts	(52)	37	270	23
Equity contracts*	815	3	547	(425)
Commodity contracts	-	-	(1)	1
Credit contracts	13	75	160	154
Other contracts	(34)	23	(11)	39
Total	$314	$187	$898	$(21)
By Classification:
Policy fees	$20	$16	$39	$31
Net investment income	(13)	(3)	14	(4)
Net realized capital gains (losses)	305	82	476	(194)
Other income	8	89	370	138
Policyholder benefits and claims incurred	(6)	3	(1)	8
Total	$314	$187	$898	$(21)

*  Includes embedded derivative gains of $847 million and $669 million for the three- and six-month periods ended June 30, 2015, respectively, and embedded derivative gains (losses) of $40 million and $(356) million for the three- and six-month periods ended June 30, 2014, respectively.

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

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk‑related contingent features that were in a net liability position at June 30, 2015 and December 31, 2014, was approximately $2.0 billion and $2.5 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2015 and December 31, 2014, was $2.0 billion and $2.7 billion, respectively.

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We estimate that at June 30, 2015, based on our outstanding financial derivative transactions, a one‑notch downgrade of our long‑term senior debt ratings to BBB+ by Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw‑Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding  collateral postings and termination payments; a one‑notch downgrade to Baa2 by Moody’s Investors’ Service, Inc. (Moody’s) and an additional one‑notch downgrade to BBB by S&P would result in approximately $33 million in additional collateral postings and termination payments; and a further one‑notch downgrade to Baa3 by Moody’s and BBB‑ by S&P would result in approximately $74 million in additional collateral postings and termination payments.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of June 30, 2015. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could significantly differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $5.9 billion and $6.1 billion at June 30, 2015 and December 31, 2014, respectively. These securities have par amounts of $11.7 billion and $12.3 billion at June 30, 2015 and December 31, 2014, respectively, and have remaining stated maturity dates that extend to 2052.

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

Item 1 / NOTE 9. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

On July 15, 2014, lead plaintiff and all defendants except AIG’s outside auditors accepted a mediator’s proposal to settle the Consolidated 2008 Securities Litigation for a cash payment by AIG of $960 million (the AIG Settlement).  On August 1, 2014, lead plaintiff and AIG’s outside auditors accepted a mediator’s proposal to resolve the Consolidated 2008 Securities Litigation for a cash payment by the outside auditors (the Auditor Settlement and, collectively with the AIG Settlement, the Settlement). On October 22, 2014, AIG made a cash payment of $960 million, which is being held in escrow until all funds are distributed pursuant to the AIG Settlement. The AIG Settlement became final on June 29, 2015.

Individual Securities Litigations. Between November 18, 2011 and February 9, 2015, eleven separate, though similar, securities actions were filed asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP (one such action also names as defendants AIG’s outside auditor and two such actions also name as defendants the underwriters of various securities offerings).  Three such actions, including one settled by AIG, have been voluntarily dismissed; the remainder are now pending in the Southern District of New York. Motions to dismiss some or all of the claims asserted in all other remaining actions are currently pending.

Item 1 / NOTE 9. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On March 27, 2015, an additional securities action was filed in state court in Orange County, California asserting a claim against AIG pursuant to Section 11 of the Securities Act (the California Action) that is substantially similar to those in the Consolidated 2008 Securities Litigation and the eight individual securities litigations pending in the Southern District of New York.  On April 30, 2015, AIG removed the action from state court in Orange County, California to federal court in the Central District of California.  On June 10, 2015, the action was remanded to the state court in Orange County, California. On July 10, 2015, AIG filed a motion to stay the California Action.

On April 29, 2015, AIG filed a complaint for declaratory relief in the Southern District of New York seeking a declaration that the Section 11 claims filed in the California Action are time-barred (the SDNY Action). On July 10, 2015, AIG filed a motion for summary judgment and the plaintiff in the California Action cross moved to dismiss the SDNY Action.

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

On January 6, 2015, the parties informed the Court that they had accepted a mediator’s proposal to settle the action for $40 million. On June 5, 2015, the Court issued an order preliminarily approving the settlement and notice procedures, and setting a final settlement hearing for September 18, 2015. The entirety of the $40 million settlement is expected to be paid by AIG’s fiduciary liability insurance carriers.

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

On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens. On July 12, 2010, the Court adjourned a hearing on the motion pending a decision by the Supreme Court of Canada in a pair of actions captioned Club Resorts Ltd. v. Van Breda, 2012 SCC 17. On April 18, 2012, the Supreme Court of Canada clarified the standard for determining jurisdiction over foreign and out‑of‑province defendants, such as AIG, by holding that a defendant must have some form of “actual,” as opposed to a merely “virtual,” presence to be deemed to be “doing business” in the jurisdiction. The Supreme Court of Canada also suggested that in future cases, defendants may contest jurisdiction even when they are found to be doing business in a Canadian jurisdiction if their business activities in the jurisdiction are unrelated to the subject matter of the litigation. The matter has been stayed pending further developments in the Consolidated 2008 Securities Litigation. On June 29, 2015, counsel for AIG and AIGFP provided notice to counsel for plaintiff in the action that a final order approving the settlement  in the Consolidated 2008 Securities Litigation was entered and can no longer be appealed. Plaintiff in the action must move to lift the stay before October 27, 2015 or the stay will become

Item 1 / NOTE 9. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

permanent and plaintiffs will have no further rights to pursue the application or proposed class proceeding. As of August 3, 2015, plaintiff has not yet moved to lift the stay.

In plaintiff’s proposed statement of claim, plaintiff alleged general and special damages of $500 million and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of August 3, 2015, the Court has not determined whether it has jurisdiction or granted plaintiff’s application to file a statement of claim, no merits discovery has occurred and the action has been stayed. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

On March 11, 2013, SICO filed a second amended complaint in the SICO Treasury Action alleging that its demand was wrongfully refused. On June 26, 2013, the Court of Federal Claims granted AIG’s and the United States’ motions to dismiss SICO’s derivative claims in the SICO Treasury Action due to our Board’s refusal of SICO’s demand and denied the United States’ motion to dismiss SICO’s direct, non-derivative claims.

On March 11, 2013, the Court of Federal Claims in the SICO Treasury Action granted SICO’s motion for class certification of two classes with respect to SICO’s non‑derivative claims: (1) persons and entities who held shares of AIG Common Stock on or before September 16, 2008 and who owned those shares on September 22, 2008 (the Credit Agreement Shareholder Class); and (2) persons and entities who owned shares of AIG Common Stock on June 30, 2009 and were eligible to vote those shares at AIG’s June 30, 2009 annual meeting of shareholders (the Reverse Stock Split Shareholder Class). SICO has provided notice of class certification to potential members of the classes, who, pursuant to a court order issued on April 25, 2013, had to return opt‑in consent forms by September 16, 2013 to participate in either class. 286,908 holders of AIG Common Stock during the two class periods have opted into the classes.

On June 15, 2015, the Court of Federal Claims issued its opinion and order in the SICO Treasury Action.  The Court found that the United States exceeded its statutory authority by exacting approximately 80 percent of AIG’s equity in exchange for the FRBNY Credit Facility, but that AIG shareholders suffered no damages as a result.  SICO argued during trial that the two classes are entitled to a total of approximately $40 billion in damages, plus interest. The Court also found that the United States was not liable to the Reverse Stock Split Class in connection with the reverse stock split vote at the June 30, 2009 annual meeting of shareholders.

On June 17, 2015, the Court of Federal Claims entered judgment stating that “the Credit Agreement Shareholder Class shall prevail on liability due to the Government's illegal exaction, but shall recover zero damages, and that the Reverse Stock Split Shareholder Class shall not prevail on liability or damages.”  SICO has filed a notice of appeal of the July 2, 2012 dismissal of

Item 1 / NOTE 9. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SICO’s unconstitutional conditions claim, the June 26, 2013 dismissal of SICO’s derivative claims, the Court’s June 15, 2015 opinion and order, and the Court’s June 17, 2015 judgment to the United States Court of Appeals for the Federal Circuit.

In the Court of Federal Claims, the United States has alleged, as an affirmative defense in its answer, that AIG is obligated to indemnify the FRBNY and its representatives, including the Federal Reserve Board of Governors and the United States (as the FRBNY’s principal), for any recovery in the SICO Treasury Action.

AIG believes that any indemnification obligation would arise only if: (a) SICO prevails on its appeal and ultimately receives an award of damages; (b) the United States then commences an action against AIG seeking indemnification; and (c) the United States is successful in such an action through any appellate process. If SICO prevails on its claims and the United States seeks indemnification from AIG, AIG intends to assert defenses thereto. A reversal of the Court of Federal Claim’s decision and judgment and a final determination that the United States is liable for damages, together with a final determination that AIG is obligated to indemnify the United States for any such damages, could have a material adverse effect on our business, consolidated financial condition and results of operations.

False Claims Act Complaint

On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a first amended complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The first amended complaint alleged that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and Maiden Lane II LLC and Maiden Lane III LLC entities (the Maiden Lane Interests) through, among other things, misrepresenting AIG’s ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The first amended complaint sought unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys’ fees, costs and expenses. The complaint and the first amended complaint were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the first amended complaint on AIG on July 11, 2011. On April 19, 2013, the Court granted AIG’s motion to dismiss, dismissing the first amended complaint in its entirety, without prejudice, giving the Relators the opportunity to file a second amended complaint. On May 24, 2013, the Relators filed a second amended complaint, which attempted to plead the same claims as the prior complaints and did not specify an amount of alleged damages. AIG and its co-defendants filed motions to dismiss the second amended complaint on August 9, 2013. On March 29, 2014, the Court dismissed the second amended complaint with prejudice. On April 30, 2014, the Relators filed a Notice of Appeal to the Ninth Circuit. Briefing of the Relators’ appeal was completed on May 1, 2015. We are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

Item 1 / NOTE 9. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

On August 15, 2012, the trial court entered an order granting plaintiffs’ motion for class certification, and on September 12, 2014, the Alabama Supreme Court affirmed that order. AIG and the other defendants’ petition for rehearing of that decision was denied on February 27, 2015. The matter has been remanded to the trial court for general discovery and adjudication of the merits. Trial is expected to commence on February 22, 2016. AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

Item 1 / NOTE 9. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the issues identified will not have a material adverse effect on our ongoing operations of the business subject to the agreement, or on similar business written by other AIG carriers.

On June 23, 2015, United Guaranty Residential Insurance Company (UGRIC), on behalf of itself and its affiliates (collectively, United Guaranty Corporation (UGC)), entered into a consent order with the Minnesota Commissioner of Commerce (the MN Commissioner), which had alleged that UGC violated the Real Estate Settlement Procedures Act and other state laws in connection with its practices with captive reinsurance companies owned by lenders. UGRIC consented not to cede any new business under existing treaties or enter into any new captive arrangements and to pay a civil monetary penalty of $126,000 to the MN Commissioner. The settlement includes a release for all liability related to UGC’s captive reinsurance practices and resolves the MN Commissioner’s investigation. UGC has been subject to civil litigation relating to its placement of reinsurance with captives owned by lenders, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.7 billion at June 30, 2015.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at June 30, 2015 was $214 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

Item 1 / NOTE 9. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

Other

•      See Note 7 to the Condensed Consolidated Financial Statements for additional discussion on commitments and guarantees associated with VIEs.

•     See Note 8 to the Condensed Consolidated Financial Statements for additional disclosures about derivatives.

•     See Note 14 to the Condensed Consolidated Financial Statements for additional disclosures about guarantees of outstanding debt.

10. EQUITY

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Six Months Ended June 30, 2015
Shares, beginning of year	1,906,671,492	(530,744,521)	1,375,926,971
Shares issued	-	27,089	27,089
Shares repurchased	-	(68,505,540)	(68,505,540)
Shares, end of period	1,906,671,492	(599,222,972)	1,307,448,520

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dividends

Payment of future dividends to our shareholders and repurchases of AIG Common Stock depends in part on the regulatory framework that we are currently subject to and that will ultimately be applicable to us, including as a nonbank systemically important financial institution under the Dodd‑Frank Wall Street Reform and Consumer Protection Act (Dodd‑Frank) and a global systemically important insurer. In addition, dividends are payable on AIG Common Stock only when, as and if declared by our Board of Directors in its discretion, from funds legally available for this purpose. In considering whether to pay a dividend or purchase shares of AIG Common Stock, our Board of Directors considers a number of factors, including, but not limited to: the capital resources available to support our insurance operations and business strategies, AIG’s funding capacity and capital resources in comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, regulatory standards for capital and capital distributions, and such other factors as our Board of Directors may deem relevant.

On March 26, 2015, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on March 12, 2015. On June 25, 2015, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on June 11, 2015.

See Note 20 to the Consolidated Financial Statements in the 2014 Annual Report for a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries.

Repurchase of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On April 30, 2015, our Board of Directors authorized an additional increase of $3.5 billion to its previous repurchase authorization, resulting in an aggregate remaining authorization on such date of approximately $3.8 billion.  Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

We repurchased approximately 69 million shares of AIG Common Stock during the six-month period ended June 30, 2015, for an aggregate purchase price of approximately $3.7 billion.  As of June 30, 2015, approximately $2.3 billion remained under our repurchase authorization.

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

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment

(in millions)					Total
Balance, December 31, 2014, net of tax	$1,043	$12,327	$(1,784)	$(969)	$10,617
Change in unrealized depreciation of investments	(195)	(4,843)	-	-	(5,038)
Change in deferred acquisition costs adjustment and other	(9)	495	-	-	486
Change in future policy benefits	92	804	-	-	896
Change in foreign currency translation adjustments	-	-	(684)	-	(684)
Net actuarial gain	-	-	-	91	91
Prior service cost	-	-	-	(23)	(23)
Change in deferred tax asset (liability)	4	1,092	188	(12)	1,272
Total other comprehensive income (loss)	(108)	(2,452)	(496)	56	(3,000)
Noncontrolling interests	-	-	(3)	-	(3)
Balance, June 30, 2015, net of tax	$935	$9,875	$(2,277)	$(913)	$7,620

Balance, December 31, 2013, net of tax	$936	$6,789	$(952)	$(413)	$6,360
Change in unrealized appreciation of investments	199	7,517	-	-	7,716
Change in deferred acquisition costs adjustment and other	36	(629)	-	-	(593)
Change in future policy benefits	(143)	(1,185)	-	-	(1,328)
Change in foreign currency translation adjustments	-	-	(29)	-	(29)
Net actuarial gain	-	-	-	37	37
Prior service cost	-	-	-	(24)	(24)
Change in deferred tax asset (liability)	23	(563)	(82)	(6)	(628)
Total other comprehensive income (loss)	115	5,140	(111)	7	5,151
Noncontrolling interests	-	-	-	-	-
Balance, June 30, 2014, net of tax	$1,051	$11,929	$(1,063)	$(406)	$11,511

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the other comprehensive income reclassification adjustments for the three- and six-month periods ended June 30, 2015 and 2014, respectively:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment

(in millions)					Total
Three Months Ended June 30, 2015
Unrealized change arising during period	$35	$(4,475)	$(52)	$14	$(4,478)
Less: Reclassification adjustments
included in net income	46	99	-	(23)	122
Total other comprehensive income (loss),
before income tax expense (benefit)	(11)	(4,574)	(52)	37	(4,600)
Less: Income tax expense (benefit)	25	(1,583)	(15)	10	(1,563)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(36)	$(2,991)	$(37)	$27	$(3,037)
Three Months Ended June 30, 2014
Unrealized change arising during period	$21	$2,909	$73	$10	$3,013
Less: Reclassification adjustments
included in net income	10	165	-	(1)	174
Total other comprehensive income (loss),
before income tax expense	11	2,744	73	11	2,839
Less: Income tax expense (benefit)	(15)	389	26	13	413
Total other comprehensive income (loss),
net of income tax expense (benefit)	$26	$2,355	$47	$(2)	$2,426
Six Months Ended June 30, 2015
Unrealized change arising during period	$(57)	$(2,968)	$(684)	$21	$(3,688)
Less: Reclassification adjustments
included in net income	55	576	-	(47)	584
Total other comprehensive income (loss),
before income tax expense (benefit)	(112)	(3,544)	(684)	68	(4,272)
Less: Income tax expense (benefit)	(4)	(1,092)	(188)	12	(1,272)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(108)	$(2,452)	$(496)	$56	$(3,000)
Six Months Ended June 30, 2014
Unrealized change arising during period	$110	$6,097	$(29)	$11	$6,189
Less: Reclassification adjustments
included in net income	18	394	-	(2)	410
Total other comprehensive income (loss),
before income tax expense (benefit)	92	5,703	(29)	13	5,779
Less: Income tax expense (benefit)	(23)	563	82	6	628
Total other comprehensive income (loss),
net of income tax expense (benefit)	$115	$5,140	$(111)	$7	$5,151

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Three Months Ended June 30,
(in millions)	2015	2014
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken

Investments	$46	$10	Other realized capital gains
Total	46	10
Unrealized appreciation (depreciation) of all other investments
Investments	112	207	Other realized capital gains
Deferred acquisition costs adjustment	(30)	(30)	Amortization of deferred policy acquisition costs
Future policy benefits	17	(12)	Policyholder benefits and losses incurred
Total	99	165
Change in retirement plan liabilities adjustment
Prior - service cost	11	12	*
Actuarial losses	(34)	(13)	*
Total	(23)	(1)
Total reclassifications for the period	$122	$174
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Six Months Ended June 30,
(in millions)	2015	2014
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken

Investments	$55	$18	Other realized capital gains
Total	55	18
Unrealized appreciation (depreciation) of all other investments
Investments	624	411	Other realized capital gains
Deferred acquisition costs adjustment	(65)	5	Amortization of deferred policy acquisition costs
Future policy benefits	17	(22)	Policyholder benefits and losses incurred
Total	576	394
Change in retirement plan liabilities adjustment
Prior - service cost	23	24	*
Actuarial losses	(70)	(26)	*
Total	(47)	(2)	-
Total reclassifications for the period	$584	$410	-

 *   These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 12 to the Condensed Consolidated Financial Statements.

Item 1 / NOTE 11. EARNINGS PER SHARE (EPS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. EARNINGS PER SHARE (EPS)

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share data)	2015	2014	2015	2014
Numerator for EPS:
Income from continuing operations	$1,775	$3,006	$4,251	$4,665
Less: Net loss from continuing operations attributable to noncontrolling interests	(9)	(37)	-	(34)
Income attributable to AIG common shareholders from continuing operations	1,784	3,043	4,251	4,699
Income (loss) from discontinued operations, net of income tax expense	16	30	17	(17)
Net income attributable to AIG common shareholders	1,800	3,073	4,268	4,682
Denominator for EPS:
Weighted average shares outstanding - basic	1,329,157,366	1,442,397,111	1,347,452,833	1,450,776,629
Dilutive shares	36,233,065	22,279,219	28,873,138	17,587,654
Weighted average shares outstanding - diluted*	1,365,390,431	1,464,676,330	1,376,325,971	1,468,364,283
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.34	$2.11	$3.16	$3.24
Income (loss) from discontinued operations	$0.01	$0.02	$0.01	$(0.01)
Net income attributable to AIG	$1.35	$2.13	$3.17	$3.23
Diluted:
Income from continuing operations	$1.31	$2.08	$3.09	$3.20
Income (loss) from discontinued operations	$0.01	$0.02	$0.01	$(0.01)
Net income attributable to AIG	$1.32	$2.10	$3.10	$3.19

*    Dilutive shares include our share-based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011.  The number of shares excluded from diluted shares outstanding was 0.2 million and 0.3 million for the three- and six-month periods ended June 30, 2015, respectively, and 0.3 million for both the three- and six-month periods ended June 30, 2014, because the effect of including those shares in the calculation would have been anti-dilutive.

Item 1 / NOTE 12. EMPLOYEE BENEFITS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. EMPLOYEE BENEFITS

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended June 30, 2015
Components of net periodic benefit cost:
Service cost	$51	$10	$61	$1	$1	$2
Interest cost	55	6	61	2	-	2
Expected return on assets	(72)	(6)	(78)	-	-	-
Amortization of prior service (credit) cost	(8)	-	(8)	(2)	-	(2)
Amortization of net loss	33	2	35	-	-	-
Other	-	(1)	(1)	-	-	-
Net periodic benefit cost	$59	$11	$70	$1	$1	$2
Three Months Ended June 30, 2014
Components of net periodic benefit cost:
Service cost	$44	$10	$54	$1	$1	$2
Interest cost	57	8	65	3	-	3
Expected return on assets	(71)	(5)	(76)	-	-	-
Amortization of prior service (credit) cost	(9)	-	(9)	(3)	-	(3)
Amortization of net loss	11	2	13	-	-	-
Other	-	-	-	-	-	-
Net periodic benefit cost	$32	$15	$47	$1	$1	$2
Six Months Ended June 30, 2015
Components of net periodic benefit cost:
Service cost	$103	$21	$124	$3	$2	$5
Interest cost	110	12	122	4	1	5
Expected return on assets	(144)	(12)	(156)	-	-	-
Amortization of prior service (credit) cost	(16)	(1)	(17)	(5)	-	(5)
Amortization of net loss	65	5	70	-	-	-
Other	-	(1)	(1)	-	-	-
Net periodic benefit cost	$118	$24	$142	$2	$3	$5
Six Months Ended June 30, 2014
Components of net periodic benefit cost:
Service cost	$88	$21	$109	$2	$1	$3
Interest cost	114	15	129	5	1	6
Expected return on assets	(142)	(11)	(153)	-	-	-
Amortization of prior service (credit) cost	(17)	(1)	(18)	(5)	-	(5)
Amortization of net loss	22	4	26	-	-	-
Other	-	-	-	-	-	-
Net periodic benefit cost	$65	$28	$93	$2	$2	$4

For the six-month period ended June 30,  2015, we contributed $108 million to our U.S. and non-U.S. pension plans and we estimate that we will contribute an additional $65 million for the remainder of 2015. These estimates are subject to change because contribution decisions are affected by various factors, including our liquidity, market performance and management discretion.

Item 1 / NOTE 13. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. INCOME TAXES

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

Interim Tax Expense (Benefit)

For the three- and six-month periods ended June 30, 2015, the effective tax rate on income from continuing operations was 30.4 percent and 32.8 percent, respectively. The effective tax rate on income from continuing operations in both periods differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the deferred tax asset valuation allowance previously released to accumulated other comprehensive income, and changes in the deferred tax asset valuation allowance associated with certain foreign jurisdictions. For the three-month period ended June 30, 2015, there was a decrease in the deferred tax asset valuation allowance associated with certain foreign jurisdictions primarily attributable to changes in projections of future taxable income. The six-month period ended June 30, 2015 includes an increase in the deferred tax asset valuation allowance primarily attributable to the effects of changes in the Japanese tax law enacted on March 31, 2015, partially offset by changes in projections of future taxable income.

For the three- and six-month periods ended June 30, 2014, the effective tax rate on income from continuing operations was 32.9 percent and 30.9 percent, respectively.  The effective tax rate on income from continuing operations in both periods differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income and a decrease in the U.S. Life Insurance Companies’ capital loss carryforward deferred tax asset valuation allowance.

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

Item 1 / NOTE 13. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•     prudent and feasible actions and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset.

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. tax liability of our non-life companies can be offset by the net operating loss carryforwards, only a portion of the U.S. tax liability of our life companies can be offset by the net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently. As of June 30, 2015, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

Estimates of future taxable income, including income generated from prudent and feasible actions and tax planning strategies could change in the near term, perhaps materially, which may require us to consider any potential impact to our assessment of the recoverability of the deferred tax asset. Such potential impact could be material to our consolidated financial condition or results of operations for an individual reporting period.

Changes in market conditions, including rising interest rates, may impact unrealized tax losses in the U.S. Life Insurance Companies’ available for sale portfolio and could affect our assessment of the recoverability of the related deferred tax assets.  The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, as such when assessing its recoverability we consider our ability and intent to hold the underlying securities to recovery.

During the three-month period ended June 30, 2015, we recognized a decrease of $40 million in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to changes in projections of future taxable income.

During the six-month period ended June 30, 2015, we recognized an increase of $53 million in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to changes in the Japanese tax law enacted on March 31, 2015 partially offset by changes in projections of future taxable income.

Tax Examinations and Litigation

On March 29, 2013, the U.S District Court for the Southern District of New York denied our motion for partial summary judgment related to the disallowance of foreign tax credits associated with cross border financing transactions. On March 17, 2014, the U.S. Court of Appeals for the Second Circuit (the Second Circuit) granted our petition for an immediate appeal of the partial summary judgment decision. Oral arguments took place on May 18, 2015 and we are waiting for a decision from the Second Circuit.

We will vigorously defend our position and we continue to believe that we have adequate reserves for any liability that could result from the IRS actions.

We continue to monitor legal and other developments in this area, including recent decisions affecting other taxpayers, and evaluate the effect, if any, on our position.

Item 1 / NOTE 13. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accounting for Uncertainty in Income Taxes

At both June 30, 2015 and December 31, 2014, our unrecognized tax benefits, excluding interest and penalties, were $4.4 billion.  At June 30, 2015 and December 31, 2014, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather the permissibility, of the deduction were $0.2 billion and $0.3 billion, respectively.  Accordingly, at June 30, 2015 and December 31, 2014, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.2 billion and $4.1 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At both June 30, 2015 and December 31, 2014, we had accrued liabilities of $1.1 billion for the payment of interest (net of the federal benefit) and penalties. For the six-month periods ended June 30, 2015 and 2014, we accrued benefits of $15 million and $62 million, respectively, for the payment of interest and penalties.

We regularly evaluate adjustments proposed by taxing authorities. At June 30, 2015, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period.  Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

The following Condensed Consolidating Financial Statements reflect the results of AIGLH, a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
June 30, 2015
Assets:
Short-term investments	$8,278	$-	$6,263	$(676)	$13,865
Other investments(a)	9,345	-	325,186	183	334,714
Total investments	17,623	-	331,449	(493)	348,579
Cash	91	4	1,842	-	1,937
Loans to subsidiaries(b)	30,956	-	642	(31,598)	-
Investment in consolidated subsidiaries(b)	62,134	34,034	-	(96,168)	-
Other assets, including deferred income taxes	21,957	117	140,098	(2,701)	159,471
Total assets	$132,761	$34,155	$474,031	$(130,960)	$509,987

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Liabilities:
Insurance liabilities	$-	$-	$267,370	$-	$267,370
Long-term debt	21,288	707	8,365	-	30,360
Other liabilities, including intercompany balances(a)(c)	6,581	66	104,368	(3,400)	107,615
Loans from subsidiaries(b)	634	-	30,774	(31,408)	-
Total liabilities	28,503	773	410,877	(34,808)	405,345
Total AIG shareholders’ equity	104,258	33,382	62,770	(96,152)	104,258
Non-redeemable noncontrolling interests	-	-	384	-	384
Total equity	104,258	33,382	63,154	(96,152)	104,642
Total liabilities and equity	$132,761	$34,155	$474,031	$(130,960)	$509,987

December 31, 2014
Assets:
Short-term investments	$6,078	$-	$6,231	$(1,066)	$11,243
Other investments(a)	11,415	-	333,108	-	344,523
Total investments	17,493	-	339,339	(1,066)	355,766
Cash	26	91	1,641	-	1,758
Loans to subsidiaries(b)	31,070	-	779	(31,849)	-
Investment in consolidated subsidiaries(b)	62,811	35,850	-	(98,661)	-
Other assets, including deferred income taxes	23,835	2,305	141,826	(9,909)	158,057
Total assets	$135,235	$38,246	$483,585	$(141,485)	$515,581
Liabilities:
Insurance liabilities	$-	$-	$270,615	$-	$270,615
Long-term debt	21,190	820	9,207	-	31,217
Other liabilities, including intercompany balances(a)(c)	6,196	2,314	108,189	(10,222)	106,477
Loans from subsidiaries(b)	951	-	30,898	(31,849)	-
Total liabilities	28,337	3,134	418,909	(42,071)	408,309
Total AIG shareholders’ equity	106,898	35,112	64,302	(99,414)	106,898
Non-redeemable noncontrolling interests	-	-	374	-	374
Total equity	106,898	35,112	64,676	(99,414)	107,272
Total liabilities and equity	$135,235	$38,246	$483,585	$(141,485)	$515,581

(a) Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b) Eliminated in consolidation.

(c) For June 30, 2015 and December 31, 2014, includes intercompany tax payable of $1.8 billion and $343 million, respectively, and intercompany derivative liabilities of $33 million and $275 million, respectively, for AIG Parent (as Guarantor) and intercompany tax receivable of $31 million and $3 million, respectively, for AIGLH.

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended June 30, 2015
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,319	$749	$-	$(3,068)	$-
Other income	14	-	15,916	(231)	15,699
Total revenues	2,333	749	15,916	(3,299)	15,699
Expenses:
Interest expense	267	14	65	(30)	316
Loss on extinguishment of debt	297	-	45	-	342
Other expenses	301	47	12,343	(202)	12,489
Total expenses	865	61	12,453	(232)	13,147
Income (loss) from continuing operations before income tax
expense (benefit)	1,468	688	3,463	(3,067)	2,552
Income tax expense (benefit)	(333)	(20)	1,129	1	777
Income (loss) from continuing operations	1,801	708	2,334	(3,068)	1,775
Income (loss) from discontinued operations, net of income taxes	(1)	-	17	-	16
Net income (loss)	1,800	708	2,351	(3,068)	1,791
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(9)	-	(9)
Net income (loss) attributable to AIG	$1,800	$708	$2,360	$(3,068)	$1,800
Three Months Ended June 30, 2014
Revenues:
Equity in earnings of consolidated subsidiaries*	$3,503	$744	$-	$(4,247)	$-
Other income	255	-	15,953	(72)	16,136
Total revenues	3,758	744	15,953	(4,319)	16,136
Expenses:
Interest expense	410	29	57	(33)	463
Loss on extinguishment of debt	17	-	17	-	34
Other expenses	784	17	10,399	(41)	11,159
Total expenses	1,211	46	10,473	(74)	11,656

Income (loss) from continuing operations before income tax
expense (benefit)	2,547	698	5,480	(4,245)	4,480
Income tax expense (benefit)	(527)	123	1,878	-	1,474
Income (loss) from continuing operations	3,074	575	3,602	(4,245)	3,006
Income (loss) from discontinued operations, net of income taxes	(1)	-	31	-	30
Net income (loss)	3,073	575	3,633	(4,245)	3,036
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(37)	-	(37)
Net income (loss) attributable to AIG	$3,073	$575	$3,670	$(4,245)	$3,073

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Six Months Ended June 30, 2015
Revenues:
Equity in earnings of consolidated subsidiaries*	$5,076	$1,522	$-	$(6,598)	$-
Other income	164	-	31,830	(320)	31,674
Total revenues	5,240	1,522	31,830	(6,918)	31,674
Expenses:
Interest expense	556	30	130	(60)	656
Loss on extinguishment of debt	358	-	45	7	410
Other expenses	547	42	23,952	(261)	24,280
Total expenses	1,461	72	24,127	(314)	25,346
Income (loss) from continuing operations before income tax
expense (benefit)	3,779	1,450	7,703	(6,604)	6,328
Income tax expense (benefit)	(490)	(63)	2,630	-	2,077
Income (loss) from continuing operations	4,269	1,513	5,073	(6,604)	4,251
Income (loss) from discontinued operations, net of income taxes	(1)	-	18	-	17
Net income (loss)	4,268	1,513	5,091	(6,604)	4,268
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	-	-	-	-	-
Net income (loss) attributable to AIG	$4,268	$1,513	$5,091	$(6,604)	$4,268
Six Months Ended June 30, 2014
Revenues:
Equity in earnings of consolidated subsidiaries*	$5,488	$1,474	$-	$(6,962)	$-
Other income	479	-	32,004	(184)	32,299
Total revenues	5,967	1,474	32,004	(7,146)	32,299
Expenses:
Interest expense	832	58	118	(66)	942
Loss on extinguishment of debt	305	-	17	(50)	272
Other expenses	1,026	18	23,368	(80)	24,332
Total expenses	2,163	76	23,503	(196)	25,546
Income (loss) from continuing operations before income tax
expense (benefit)	3,804	1,398	8,501	(6,950)	6,753
Income tax expense (benefit)	(876)	(21)	3,004	(19)	2,088
Income (loss) from continuing operations	4,680	1,419	5,497	(6,931)	4,665
Income (loss) from discontinued operations, net of income taxes	2	-	(19)	-	(17)
Net income (loss)	4,682	1,419	5,478	(6,931)	4,648
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(34)	-	(34)
Net income (loss) attributable to AIG	$4,682	$1,419	$5,512	$(6,931)	$4,682

*  Eliminated in consolidation.

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended June 30, 2015
Net income (loss)	$1,800	$708	$2,351	$(3,068)	$1,791
Other comprehensive income (loss)	(3,037)	3,582	53,694	(57,276)	(3,037)
Comprehensive income (loss)	(1,237)	4,290	56,045	(60,344)	(1,246)
Total comprehensive loss attributable to noncontrolling interests	-	-	(9)	-	(9)
Comprehensive income (loss) attributable to AIG	$(1,237)	$4,290	$56,054	$(60,344)	$(1,237)
Three Months Ended June 30, 2014
Net income (loss)	$3,073	$575	$3,633	$(4,245)	$3,036
Other comprehensive income (loss)	2,426	1,287	1,884	(3,171)	2,426
Comprehensive income (loss)	5,499	1,862	5,517	(7,416)	5,462
Total comprehensive loss attributable to noncontrolling interests	-	-	(37)	-	(37)
Comprehensive income (loss) attributable to AIG	$5,499	$1,862	$5,554	$(7,416)	$5,499
Six Months Ended June 30, 2015
Net income (loss)	$4,268	$1,513	$5,091	$(6,604)	$4,268
Other comprehensive income (loss)	(2,997)	4,490	52,633	(57,126)	(3,000)
Comprehensive income (loss)	1,271	6,003	57,724	(63,730)	1,268
Total comprehensive loss attributable to noncontrolling interests	-	-	(3)	-	(3)
Comprehensive income (loss) attributable to AIG	$1,271	$6,003	$57,727	$(63,730)	$1,271
Six Months Ended June 30, 2014
Net income (loss)	$4,682	$1,419	$5,478	$(6,931)	$4,648
Other comprehensive income (loss)	5,151	2,781	3,733	(6,514)	5,151
Comprehensive income (loss)	9,833	4,200	9,211	(13,445)	9,799
Total comprehensive loss attributable to noncontrolling interests	-	-	(34)	-	(34)
Comprehensive income (loss) attributable to AIG	$9,833	$4,200	$9,245	$(13,445)	$9,833

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Six Months Ended June 30, 2015
Net cash provided by operating activities	2,230	527	2,581	(4,845)	493
Cash flows from investing activities:
Sales of investments	4,703	-	36,970	(2,667)	39,006
Purchase of investments	(942)	-	(32,708)	2,667	(30,983)
Loans to subsidiaries - net	189	-	130	(319)	-
Contributions to subsidiaries - net	-	-	-	-	-
Net change in restricted cash	-	-	1,462	-	1,462
Net change in short-term investments	(2,093)	-	(600)	-	(2,693)
Other, net	(65)	-	(1,441)	-	(1,506)
Net cash provided by investing activities	1,792	-	3,813	(319)	5,286
Cash flows from financing activities:
Issuance of long-term debt	2,342	-	432	-	2,774
Repayments of long-term debt	(2,016)	(114)	(1,571)	-	(3,701)
Purchase of Common Stock	(3,743)	-	-	-	(3,743)
Intercompany loans - net	(130)	-	(189)	319	-
Cash dividends paid	(335)	(500)	(4,345)	4,845	(335)
Other, net	(75)	-	(486)	-	(561)
Net cash (used in) financing activities	(3,957)	(614)	(6,159)	5,164	(5,566)
Effect of exchange rate changes on cash	-	-	(34)	-	(34)
Change in cash	65	(87)	201	-	179
Cash at beginning of year	26	91	1,641	-	1,758
Reclassification to assets held for sale	-	-	-	-	-
Cash at end of period	$91	$4	$1,842	$-	$1,937

Six Months Ended June 30, 2014
Net cash (used in) provided by operating activities	5,324	2,586	(466)	(5,803)	1,641
Cash flows from investing activities:
Sales of investments	1,714	-	30,677	(77)	32,314
Purchase of investments	(624)	-	(27,610)	77	(28,157)
Loans to subsidiaries - net	(530)	-	227	303	-
Contributions to subsidiaries - net	111	-	-	(111)	-
Net change in restricted cash	(20)	-	(608)	-	(628)
Net change in short-term investments	65	-	433	-	498
Other, net	(27)	-	(338)	-	(365)
Net cash provided by investing activities	689	-	2,781	192	3,662

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash flows from financing activities:
Issuance of long-term debt	-	-	3,028	-	3,028
Repayments of long-term debt	(3,314)	-	(2,713)	-	(6,027)
Intercompany loans - net	(52)	(175)	530	(303)	-
Purchase of common stock	(1,849)	-	-	-	(1,849)
Cash dividends paid to shareholders	(361)	(2,460)	(3,343)	5,803	(361)
Other, net	(307)	-	(397)	111	(593)
Net cash (used in) financing activities	(5,883)	(2,635)	(2,895)	5,611	(5,802)
Effect of exchange rate changes on cash	-	-	(3)	-	(3)
Change in cash	130	(49)	(583)	-	(502)
Cash at beginning of year	30	51	2,160	-	2,241
Change in cash of businesses held for sale	-	-	88	-	88
Cash at end of period	$160	$2	$1,665	$-	$1,827

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Cash (paid) received during the 2015 period for:
Interest:
Third party	$585	$(32)	$(1,313)	$-	$(760)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(6)	$-	$(332)	$-	$(338)
Intercompany	1,249	-	(1,249)	-	-
Cash (paid) received during the 2014 period for:
Interest:
Third party	$(946)	$(51)	$(730)	$-	$(1,727)
Intercompany	(1)	(4)	5	-	-
Taxes:
Income tax authorities	$(17)	$-	$(465)	$-	$(482)
Intercompany	953	-	(953)	-	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Six Months Ended June 30,
(in millions)	2015	2014
Intercompany non-cash financing and investing activities:
Capital contributions	$111	$993
Dividends received in the form of securities	1,551	1,538
Return of capital*	-	4,836
Consideration received from sale of shares of AerCap	500	-

*  Includes $4.8 billion return of capital from AIG Capital Corporation related to the sale of ILFC.

Item 1 / NOTE 15. SUBSEQUENT EVENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15. SUBSEQUENT EVENTS

Debt Repurchases

In July 2015, we repurchased, through cash tender offers, (i) approximately $142 million aggregate principal amount of certain senior notes issued by AIG for an aggregate purchase price of approximately $153 million, and (ii) approximately $3.3 billion of certain senior notes and junior subordinated notes issued or guaranteed by AIG for an aggregate purchase price of approximately $3.6 billion.

Debt Offerings

In July 2015, we issued $1.25 billion aggregate principal amount of 3.750% Notes due 2025, $500 million aggregate principal amount of 4.700% Notes due 2035 and $750 million aggregate principal amount of 4.800%  Notes due 2045. In addition, in July 2015, we issued $290 million aggregate principal amount of 4.90% Callable Notes due 2045.

Dividends Declared and Increase in Share Repurchase Authorization

On August 3, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.28 per share, payable on September 28, 2015 to shareholders of record on September 14, 2015.  The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us.

On August 3, 2015, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $5.0 billion, resulting in an aggregate remaining authorization on such date of approximately $6.3 billion.  Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.  The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

See Note 10 to the Condensed Consolidated Financial Statements.

ITEM 2 / MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GLOSSARY AND ACRONYMS OF SELECTED INSURANCE TERMS AND REFERENCES

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report) to assist readers seeking additional information related to a particular subject.

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

•    strategy for risk management;

•    generation of deployable capital;

•    strategies to increase return on equity and earnings per share;

•    strategies to grow net investment income, efficiently manage capital, grow book value per share, and reduce expenses;

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

•    judgments concerning the recognition of deferred tax assets; and

•    such other factors discussed in:

•     Part I, Item 2. MD&A of this Quarterly Report on Form 10‑Q;

•     Part I, Item 2. MD&A of the Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2015; and

•    Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2014 Annual Report.

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

•      Corporate and Other – Corporate and Other consists of income from assets held by AIG Parent and other corporate subsidiaries, general operating expenses not attributable to specific reportable segments and interest expense. It also includes run-off lines of insurance business, including excess workers’ compensation, asbestos and legacy environmental (1986 and prior), certain environmental liability businesses written prior to 2004 and certain long-duration business, primarily in Japan and the U.S.

As a result of the progress of the wind down and de-risking activities of the Direct Investment book (DIB) and the derivative portfolio of AIG Financial Products Corp. and related subsidiaries (collectively, AIGFP) included within Global Capital Markets (GCM), AIG has discontinued separate reporting of the DIB and GCM.  Their results are reported within Income from other assets, net, beginning with the first quarter of 2015. This reporting aligns with the manner in which AIG manages its financial resources. Prior periods are presented in the historical format for informational purposes.  AIG borrowings supported by assets continue to be managed as such with assets allocated to support the timely repayment of those liabilities. Assets previously held in the DIB and GCM that are otherwise not required to meet the obligations and capital requirements of the DIB and GCM have been made available to AIG Parent.

Item 2 / EXECUTIVE OVERVIEW

Executive Summary

Financial Performance

Commercial Insurance pre‑tax operating income decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year primarily due to a decrease in underwriting income in Property Casualty and Mortgage Guaranty, as well as lower net investment income in Institutional Markets, partially offset by an increase in net investment income in Property Casualty. Pre‑tax operating income decreased in the six-month period ended June 30, 2015 compared to the same period in the prior year primarily due to a decrease in underwriting income in Property Casualty and reduced net investment income in Institutional Markets.

Consumer Insurance pre-tax operating income decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to less favorable mortality experience in Life and lower base net investment income, which reflected lower average assets principally due to dividend payments to AIG Parent during the past twelve months as well as declining yields on reinvestments. These decreases were partially offset by strong alternative investment income performance, and higher policy and advisory fees in the three-month period ended June 30, 2015 compared to the same period in the prior year, driven by growth in separate account assets under management in Retirement.  Pre-tax operating income decreased in the six-month period ended June 30, 2015 compared to the same period in the prior year primarily due to lower base net investment income and less favorable mortality experience in Life, partially offset by higher policy and advisory fees due to growth in separate account assets under management in Retirement.

Our investment portfolio performance declined in the three-month period ended June 30, 2015 compared to the same period in the prior year due to lower reinvestment yields and lower income on investments for which the fair value option was elected, partially offset by higher income on alternative investments. Our investment portfolio performance declined in the six-month period ended June 30, 2015 compared to the same period in the prior year due to lower reinvestment yields and lower income on alternative investments and investments for which the fair value option was elected.

Net realized capital gains decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year due to lower realized capital gains from sales of investments and an increase in other-than-temporary impairment charges. Net realized capital gains increased in the six-month period ended June 30, 2015 compared to the same period in the prior year due to higher realized capital gains from sales of investments and fair value gains on embedded derivatives related to variable annuity guarantee features, net of hedges, compared to fair value losses in the same period in the prior year, partially offset by an increase in other-than-temporary impairment charges.

Item 2 / EXECUTIVE OVERVIEW

Our Performance – Selected Indicators

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data and ratios)	2015	2014	2015	2014
Results of operations data:
Total revenues	$15,699	$16,136	$31,674	$32,299
Income from continuing operations	1,775	3,006	4,251	4,665
Net income attributable to AIG	1,800	3,073	4,268	4,682
Net income per common share attributable to AIG
(diluted)	1.32	2.10	3.10	3.19
After-tax operating income attributable to AIG	1,893	1,796	3,584	3,537
After-tax operating income per common share
attributable to AIG (diluted)	1.39	1.23	2.60	2.41
Key metrics:
Commercial Insurance
Pre-tax operating income	1,500	1,625	2,962	3,046
Property Casualty combined ratio	98.8	96.5	97.9	97.6
Property Casualty accident year combined ratio, as
adjusted	94.6	95.3	93.9	94.9
Property Casualty net premiums written	$5,583	$5,813	$10,630	$10,819
Mortgage Guaranty domestic first-lien new insurance
written	15,190	11,057	25,732	18,662
Institutional Markets premiums and deposits	680	195	826	342
Consumer Insurance
Pre-tax operating income	1,023	1,119	1,968	2,287
Personal Insurance combined ratio	99.7	98.8	101.5	100.9
Personal Insurance accident year combined ratio, as
adjusted	99.8	98.7	100.3	99.8
Personal Insurance net premiums written	$2,930	$3,177	$5,845	$6,305
Retirement premiums and deposits	6,070	6,167	11,579	12,170
Life premiums and deposits	1,249	1,207	2,472	2,394
Life Insurance Companies assets under management	336,881	332,812	336,881	332,812

			June 30,	December 31,
(in millions, except per share data)			2015	2014
Balance sheet data:
Total assets			$509,987	$515,581
Long-term debt			30,360	31,217
Total AIG shareholders’ equity			104,258	106,898
Book value per common share			79.74	77.69
Book value per common share, excluding AOCI			73.91	69.98
Book value per common share, excluding AOCI and DTA			62.22	58.23

Item 2 / EXECUTIVE OVERVIEW

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2015	2014	2015	2014	2014
Return on equity	6.8%	11.6%	8.0%	9.0%	7.1%
Return on equity - after-tax operating income, excluding
AOCI	7.8	7.5	7.4	7.4	6.9
Return on equity - after-tax operating income, excluding
AOCI and DTA	9.3	9.1	8.8	9.1	8.4

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI, and Book value per common share, excluding AOCI and DTA, which are non-GAAP measures.  See Use of Non‑GAAP Measures for additional information.

	June 30,	December 31,
(in millions, except per share data)	2015	2014
Total AIG shareholders' equity	$104,258	$106,898
Accumulated other comprehensive income	7,620	10,617
Total AIG shareholders' equity, excluding AOCI	96,638	96,281

Deferred tax assets	15,290	16,158
Total AIG shareholders' equity, excluding AOCI and DTA	$81,348	$80,123

Total common shares outstanding	1,307,448,520	1,375,926,971
Book value per common share	$79.74	$77.69
Book value per common share, excluding AOCI	73.91	69.98
Book value per common share, excluding AOCI and DTA	$62.22	$58.23

The following table presents a reconciliation of Return on equity to Return on equity, after-tax operating income, excluding AOCI, and Return on equity, after-tax operating income, excluding AOCI and DTA, which are non-GAAP measures.  See Use of Non‑GAAP Measures for additional information.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(in millions)	2015	2014	2015	2014	2014
Actual or annualized net income attributable to AIG	$7,200	$12,292	$8,536	$9,364	$7,529
Actual or annualized after-tax operating income attributable to AIG	7,572	7,184	7,168	7,074	6,630
Average AIG Shareholders' equity	106,119	105,997	106,378	104,155	105,589
Average AOCI	9,139	10,298	9,631	8,985	9,781
Average AIG Shareholders' equity, excluding average AOCI	96,980	95,699	96,747	95,170	95,808
Average DTA	15,428	16,709	15,671	17,071	16,611
Average AIG Shareholders' equity, excluding average AOCI and DTA	$81,552	$78,990	$81,076	$78,099	$79,197
ROE	6.8%	11.6%	8.0%	9.0%	7.1%
ROE - after-tax operating income, excluding AOCI	7.8	7.5	7.4	7.4	6.9
ROE - after-tax operating income, excluding AOCI and DTA	9.3	9.1	8.8	9.1	8.4

Item 2 / EXECUTIVE OVERVIEW

Total revenues (in millions)	Income from continuing operations (in millions)

Three Months Ended June 30,
Six Months Ended June 30,
$15,699
$16,136
$489
$15,699
$15,647
$31,674
$32,299
$1,602
$31,674
$30,697
Aircraft Leasing Revenue
All other Revenue
2015
2014
2015
2014

Three Months Ended June 30,
Six Months Ended June 30,
$1,775
$3,006*
$4,251
$4,665*
2015
2014
2015
2014

Net income ATTRIBUTABLE TO AIG (in millions)	Net INCOME PER COMMON SHARE ATTRIBUTABLE TO AIG (DILUTED)

Three Months Ended June 30,
Six Months Ended June 30,
$1,800
$3,073
$4,268
$4,682
2015
2014
2015
2014

Three Months Ended June 30,
Six Months Ended June 30,
$1.32
$2.10
$3.10
$3.19
2015
2014
2015
2014

after-tax operating income attributable to aig (excludes net realized capital gains and certain other items) (in millions)	Pre-tax operating income (loss) by segment (in millions)

Three Months Ended June 30,
Six Months Ended June 30,
$1,893
$1,796
$3,584
$3,537
2015
2014
2015
2014

*   Includes a gain of $1.4 billion associated with the completion of the sale of ILFC.

Item 2 / EXECUTIVE OVERVIEW

TOTAL ASSETS (in millions)	Long-term debt (in millions)
Total AIG shareholders’ equity (in millions)	Book value per COMMON share, book value per common share excluding AOCI and book value per common share excluding AOCI and dta

$104,258
$106,898
AOCI
$7,620
$10,617
AOCI
$96,638
$96,281
Excluding AOCI
Excluding AOCI
June 30, 2015
December 31, 2014

$79.74
$5.83
AOCI
$11.69
DTA
$62.22
Excluding AOCI & DTA
$77.69
$7.71
AOCI
$11.75
DTA
$58.23
Excluding AOCI & DTA
June 30, 2015
December 31, 2014

*   Includes operating borrowings of other subsidiaries and consolidated investments and hybrid debt securities.

Investment Highlights

Net investment income decreased to $3.8 billion in the three-month period ended June 30, 2015 compared to $3.9 billion in the same period in the prior year due to lower reinvestment yields and lower income on assets for which the fair value option was elected, partially offset by higher income on alternative investments. Net investment income decreased to $7.7 billion in the six-month period ended June 30, 2015 compared to $8.1 billion in the same period in the prior year due to lower reinvestment yields, lower income on alternative investments, and lower income on investments for which the fair value option was elected. While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities and other fixed income securities with favorable risk versus return characteristics to improve yields and increase net investment income.

Net unrealized gains in our available for sale portfolio decreased to approximately $14.5 billion as of June 30, 2015 from approximately $19.0 billion as of December 31, 2014 due to an increase in interest rates and widening of investment grade credit spreads.

The overall credit rating of our fixed maturity securities portfolio remains largely unchanged from December 31, 2014.

Item 2 / EXECUTIVE OVERVIEW

Liquidity and Capital Resources Highlights

We reduced our debt by $857 million in the six-month period ended June 30, 2015 as a result of maturities, repayments and repurchases of $3.8 billion, offset in part by new debt issuances.

We maintained financial flexibility at AIG Parent in the six-month period ended June 30, 2015  through $1.3 billion in dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $3.4 billion in dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies. The dividends that AIG Parent received in the six-month period ended June 30, 2015 included $2.8 billion of dividends that were declared during the fourth quarter of 2014.

Our Board of Directors increased our share repurchase authorization of AIG Common Stock, par value $2.50 per share (AIG Common Stock), by an additional $5.0 billion on August 3, 2015, resulting in an aggregate remaining authorization at such time of approximately $6.3 billion of AIG Common Stock. During the six-month period ended June 30, 2015, we repurchased approximately 69 million shares of AIG Common Stock for an aggregate purchase price of approximately $3.7 billion. The total number of shares of AIG Common Stock repurchased in the six-month period ended June 30, 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014. Pursuant to an Exchange Act Rule 10b5-1 plan, from July 1 to July 31, 2015, we have repurchased approximately $965 million of additional shares of AIG Common Stock.

We paid a cash dividend on AIG Common Stock of $0.125 per share on each of March 26, 2015 and June 25, 2015.

Our Board of Directors declared a cash dividend on AIG Common Stock on August 3, 2015 of $0.28 per share, payable on September 28, 2015 to shareholders of record on September 14, 2015.

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

Currency volatility in the three- and six-month periods ended June 30, 2015 was particularly acute compared to the same periods in the prior year, as the three major foreign currencies that we transact in weakened considerably against the U.S. dollar.  Such volatility affects line item components of income for those businesses with substantial international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on underwriting results, however, is significantly mitigated, as both revenues and expenses are similarly affected.

These currencies may continue to fluctuate throughout the year, in either direction, and such fluctuations will affect net premiums written growth trends reported in U.S. dollars, as well as financial statement line item comparability.

Item 2 / EXECUTIVE OVERVIEW

See Results of Operations – Foreign Currency Impact; Results of Operations – Segment Results – Quarterly and Year-to-date Pre-Tax Income Comparison for 2015 and 2014; Results of Operations – Commercial Insurance – Property Casualty Net Premiums Written by Region; and Results of Operations – Consumer Insurance – Personal Insurance Net Premiums Written by Region.

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

COMMERCIAL INSURANCE Strategic initiatives and Outlook

Executive Overview

Customer —  Aspire to be our customers’ most valued insurer by offering innovative products, excellent service and access to an extensive global network.

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

Item 2 / EXECUTIVE OVERVIEW

Market Conditions and Industry Trends

Commercial Insurance expects the current low interest rate environment relative to historical levels, currency volatility, and ongoing uncertainty in global economic conditions will continue to challenge growth of net investment income and limit growth and profitability in some markets. Due to these conditions and overcapacity in the property casualty insurance industry, Commercial Insurance has sought to modify terms and conditions, grow profitable segments of the business, exit unprofitable businesses and develop advanced data analytics to improve profitability.

Property Casualty

Property Casualty has observed improving trends in certain key indicators that may offset the effect of current economic challenges. In the first half of 2015, the property casualty insurance industry experienced modest growth in line with gross national product growth in the U.S. and an increase in overall exposures in certain markets. Property Casualty also expects that expansion in certain growth economies will occur at a faster pace than in developed countries, although at levels lower than those previously expected due to revised economic assumptions.

Since the second quarter of 2014, within the U.S. commercial property business, Property Casualty observed continued rate pressure in the U.S. Excess and Surplus lines market, particularly with respect to its natural catastrophe-exposed business. Property Casualty continues to differentiate its underwriting capacity from its peers by leveraging management’s significant experience with catastrophic events, providing loss prevention expertise and maintaining discipline in pricing to internal targets despite intense competition.

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

Mortgage Guaranty

During the six-month period ended June 30, 2015, the U.S. market experienced an increase in mortgage loan originations primarily driven by a decrease in residential  mortgage  interest  rates.  If reduced interest rates persist Mortgage Guaranty expects to benefit through increased volume driven by both refinancing activity for policies prior to 2012 and purchase volume. Mortgage Guaranty also expects then-prevailing low mortgage interest rates to have  a  favorable  impact on the  persistency of business  written  in  2012 and the first half of 2013, since  refinancing  those  mortgages issued at the lower residential mortgage interest rates prevalent in that time period would  be  unattractive  to  homeowners  who originated mortgages  during  that  period.

Mortgage Guaranty also  expects  that  newly  reported  delinquencies  will  continue to decline  during  the remainder of 2015.  Mortgage Guaranty believes  the  combination  of  the factors described above will  result  in  favorable  operating  results  for  the remainder of 2015.

On July 10, 2014, the Federal Housing Finance Agency, the conservator of Fannie Mae and Freddie Mac (collectively, the GSEs) issued in draft form for public comment new eligibility requirements for private mortgage insurers that provide insurance on loans owned or guaranteed by them. On April 17, 2015, the final eligibility requirements were issued. The new requirements, which will be effective on December 31, 2015, will mandate mortgage insurers to hold specified levels and types of assets in order to be able to pay a prescribed level of claims in certain stress scenarios. Mortgage Guaranty will meet these requirements on the effective date. On June 30, 2015, the GSEs revised the Private Mortgage Insurer Eligibility Requirements (PMIER).  The most significant change in the revised PMIER is a surcharge to the asset requirement for lender-paid mortgage insurance for mortgages originated after December 31, 2015. These new requirements are not expected to have a material effect on AIG’s financial flexibility.

Item 2 / EXECUTIVE OVERVIEW

Institutional Markets

Institutional Markets is expected to continue growing its assets under management from the stable value wrap business, as well as from disciplined growth through the pursuit of select opportunities related to pension buyouts. Volatility in the earnings from our alternative investment portfolio will continue to affect Institutional Markets’ results.

Strategic Initiatives

Customer

Our vision is to be our customers’ most valued insurer. Our investments in engineering, underwriting, claims services, science and data together are intended to help offer our customers not only innovative products, excellent service and access to an extensive global network but also a superior and rewarding customer experience which can be demonstrated through the implementation of our OneClaim system, a single, global platform to manage the end-to-end claims processing lifecycle for more efficient claims services.

Strategic Growth

Property Casualty’s efforts to better segment its business by industry, geography and type of coverage in order to enhance its decision making regarding risk acceptance and pricing are ongoing. For example, after enhancing the segmentation of workers’ compensation, Property Casualty has observed different experience and trends, which helps inform its risk appetite, pricing and loss mitigation decisions.

As part of our strategic goal of diversifying our product offerings and providing our customers greater access to unique insurance programs, on March 31, 2015, we paid approximately $239 million to acquire a controlling stake in NSM Insurance Group (NSM), a leading U.S. managing general agent and insurance program administrator, known for its unique development and implementation of programs for a broad range of niche customer segments. We expect the acquisition of NSM to facilitate closer strategic coordination and provide us with access to attractive markets including programs, specialty small commercial insurance solutions, and complementary distribution networks.

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

Item 2 / EXECUTIVE OVERVIEW

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

Strategic Initiatives

Customer — Aspire to be our customers’ most valued insurer. Through our unique franchise, which brings together a broad portfolio of retirement, life insurance and personal insurance products offered through multiple distribution networks, Consumer Insurance aims to provide customers with the products they need, delivered through the channels they prefer.

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

Item 2 / EXECUTIVE OVERVIEW

In April 2015, the U.S. Department of Labor (DOL) issued a proposed regulation that substantially expands the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. This proposed regulation has generated substantial attention in our industry, with the initial public comment period having concluded on July 21, 2015. The DOL will hold public hearings on the proposed regulation in August 2015, and the proposal is subject to additional regulatory review and potential modification before the final regulation, if any, is adopted. It is unknown at this time whether or how any final regulation may be different from that proposed.  If finalized as originally proposed, the investment-related information and support that our advisors and employees could provide to ERISA-covered plan sponsors, participants and IRA holders on a non-fiduciary basis could be substantially limited from what is allowed under current law. These changes could have a material impact on the types, levels and compensation structures of the investment products and services we provide.

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

Personal Insurance

The overall rate level has improved in the Japanese and certain U.S. markets for auto, personal property, and accident and health products compared to prior years. In Japan, car and home sales increased in the first quarter of 2014 prior to a consumption tax increase, but prospectively, overall market sales are expected to return to normal levels. In the U.S., rate level changes for auto and personal property products are expected to be positive but slow, with sales increasing as the economy continues to improve. Our Personal Insurance operating segment continues to invest in growth economy nations that have a higher growth outlook for personal insurance products.

Strategic Initiatives

Customer

We are working to expand relationships with key distribution partners to fully realize the benefits of our diverse product offerings across multiple channels. Our focus on ease of doing business for consumers and producers includes enhancements to our platforms and services, as well as initiatives to improve the recruitment, training and productivity of our affiliated and non-affiliated distribution partners.

Information-driven Strategy

We believe that strengthening our direct marketing capabilities through the use of analytics, stronger platforms and tools, an enhanced product portfolio and expanded relationships can allow us to bring more product solutions to our target markets.

We intend to achieve rate adequacy through implementation of global underwriting practices and enhanced tools and analytics, and to optimize the value of our business lines through product and portfolio management and refined technical pricing. We strive to enhance the customer experience and efficiency through claims best practices, and to deploy enhanced operating structures and standardized processes and systems, while managing claims-handling efficiency.

Item 2 / EXECUTIVE OVERVIEW

Focused Growth

Retirement Income Solutions intends to continue capitalizing on the opportunity to meet consumer demand for guaranteed income by maintaining competitive variable annuity product offerings while managing risk through innovative product design and well-developed economic hedging capabilities. Risk mitigation features of its variable annuity product design include guaranteed minimum withdrawal benefit rider fees that are indexed to an equity market volatility index, required minimum allocations to fixed accounts, and the utilization of volatility control funds. Retirement Income Solutions has a risk management hedging program and continues to invest in market risk management capabilities. Retirement Income Solutions is also focused on diversifying its product portfolio by growing sales of fixed index annuities with guarantee features, which provide additional income solutions for consumers approaching retirement, and introducing new investment-focused variable annuities, which offer various investment options, including alternative asset classes, as well as tax deferral to investors seeking higher returns.

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

Operational Effectiveness

We are continuing to invest in initiatives to enable simpler and more agile low-cost operating models to provide superior service and position our operating platforms to accommodate significant future growth. In Japan, we continue to invest in technology and systems to improve operating efficiency and make it easier for our partners and our customers to do business with us, with the goal of increasing our market share and facilitating our expansion in segments of the market that are expected to grow over the next decade, given demographic trends. In the U.S. Life business, we are focused on leveraging our most efficient systems environments and increased automation of our underwriting process. We believe that these simpler operating models will allow for productivity improvements and enhance our ability to leverage common functionality across product lines and borders, further supporting profitable growth.

Profitability and Capital Management

We are focused on enhancing profitability and capital efficiency within our insurance entities through disciplined pricing, in-force profitability management and effective management of risk, using tools such as the risk mitigation product features and risk management hedging program in our Retirement Income Solutions variable annuity business, for products where we have significant equity market risk and exposure to changes in interest rates. Additionally, our scale and the breadth of our product offerings provide diversification of risk. Within our Non-Life Insurance Companies, we continue to streamline our legal entity structure to enhance transparency with regulators and optimize capital efficiency.

Item 2 / EXECUTIVE OVERVIEW

See Results of Operations — Consumer Insurance and Insurance Reserves for additional information.

RESULTS OF OPERATIONS

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three- and six-month periods ended June 30, 2015 and 2014. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment discussion. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section of this MD&A and in Part II, Item 7. MD&A — Critical Accounting Estimates in the 2014 Annual Report.

The following table presents our consolidated results of operations:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Revenues:
Premiums	$9,545	$9,485	1%	$18,367	$18,560	(1)%
Policy fees	688	640	8	1,365	1,271	7
Net investment income	3,826	3,884	(1)	7,664	8,080	(5)
Net realized capital gains	126	162	(22)	1,467	10	NM
Aircraft leasing revenue	-	489	NM	-	1,602	NM
Other income	1,514	1,476	3	2,811	2,776	1
Total revenues	15,699	16,136	(3)	31,674	32,299	(2)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	7,100	6,771	5	13,651	13,568	1
Interest credited to policyholder account balances	942	963	(2)	1,877	1,918	(2)
Amortization of deferred policy acquisition costs	1,356	1,396	(3)	2,706	2,701	-
General operating and other expenses	3,090	3,714	(17)	6,039	6,738	(10)
Interest expense	316	463	(32)	656	942	(30)
Loss on extinguishment of debt	342	34	NM	410	272	51
Aircraft leasing expenses	-	489	NM	-	1,585	NM
Net (gain) loss on sale of divested businesses	1	(2,174)	NM	7	(2,178)	NM
Total benefits, losses and expenses	13,147	11,656	13	25,346	25,546	(1)
Income from continuing operations before
income tax expense	2,552	4,480	(43)	6,328	6,753	(6)
Income tax expense	777	1,474	(47)	2,077	2,088	(1)
Income from continuing operations	1,775	3,006	(41)	4,251	4,665	(9)
Income (loss) from discontinued operations,
net of income tax expense	16	30	(47)	17	(17)	NM
Net income	1,791	3,036	(41)	4,268	4,648	(8)
Less: Net loss attributable to noncontrolling
interests	(9)	(37)	76	-	(34)	NM
Net income attributable to AIG	$1,800	$3,073	(41)%	$4,268	$4,682	(9)%

Item 2 / RESULTS OF OPERATIONS

For the three- and six-month periods ended June 30, 2015, the effective tax rate on income from continuing operations was 30.4 percent and 32.8 percent, respectively. The effective tax rate on income from continuing operations in both periods differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the deferred tax asset valuation allowance previously released to accumulated other comprehensive income, and changes in the deferred tax asset valuation allowance associated with certain foreign jurisdictions. For the three-month period ended June 30, 2015, there was a decrease in the deferred tax asset valuation allowance associated with certain foreign jurisdictions primarily attributable to changes in projections of future taxable income. The six-month period ended June 30, 2015 includes an increase in the deferred tax asset valuation allowance primarily attributable to the effects of changes in the Japanese tax law enacted on March 31, 2015, partially offset by changes in projections of future taxable income.

For the three- and six-month periods ended June 30, 2014, the effective tax rate on income from continuing operations was 32.9 percent and 30.9 percent, respectively.  The effective tax rate on income from continuing operations in both periods differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income and a decrease in the U.S. Life Insurance Companies’ capital loss carryforward deferred tax asset valuation allowance.

The following table presents a reconciliation of net income attributable to AIG to after-tax operating income attributable to AIG:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net income attributable to AIG	$1,800	$3,073	$4,268	$4,682
Uncertain tax positions and other tax adjustments	(49)	39	(91)	11
Deferred income tax valuation allowance (releases) charges	(40)	(75)	53	(140)
Changes in fair value of fixed maturity securities designated
to hedge living benefit liabilities, net of interest expense	57	(35)	28	(84)
Changes in benefit reserves and DAC, VOBA and SIA
related to net realized capital gains (losses)	18	35	53	30
Loss on extinguishment of debt	222	22	266	177
Net realized capital gains	(79)	(155)	(953)	(64)
(Income) loss from discontinued operations	(16)	(30)	(17)	17
(Income) loss from divested businesses	11	(1,399)	13	(1,411)
Legal reserves (settlements) related to legacy crisis matters	(31)	321	(36)	319
After-tax operating income attributable to AIG	$1,893	$1,796	$3,584	$3,537

Weighted average diluted shares outstanding	1,365,390,431	1,464,676,330	1,376,325,971	1,468,364,283
Income per common share attributable to AIG (diluted)	$1.32	$2.10	$3.10	$3.19
After-tax operating income per common share attributable
to AIG (diluted)	$1.39	$1.23	$2.60	$2.41

After-tax operating income attributable to AIG increased in both the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year primarily due to increases in Equity in pre-tax operating earnings of AerCap and the fair value of PICC Property & Casualty Company Limited (PICC P&C) and People's Insurance Company (Group) of China Limited (PICC Group) investments, partially offset by a decrease in income from insurance operations.

For the three-month periods ended June 30, 2015 and 2014, the effective tax rate on pre-tax operating income was 34.3 percent and 33.6 percent, respectively. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax exempt interest income and other permanent tax items, and the impact of discrete tax benefits. For the six-month periods ended June 30, 2015 and 2014, the effective tax rate on pre-tax operating income was 33.5 percent and 32.8 percent, respectively. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax exempt interest income and other permanent tax items, and the impact of discrete tax benefits.

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

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Commercial Insurance	$1,500	$1,625	(8)%	$2,962	$3,046	(3)%
Consumer Insurance	1,023	1,119	(9)	1,968	2,287	(14)
Corporate and Other	372	(57)	NM	534	(110)	NM
Consolidations, eliminations and other adjustments	(27)	6	NM	(69)	26	NM
Pre-tax operating income	$2,868	$2,693	6	$5,395	$5,249	3
Changes in fair values of fixed maturity securities
designated to hedge living benefit liabilities,
net of interest expense	(87)	54	NM	(43)	130	NM
Changes in benefit reserves and DAC, VOBA, and
SIA related to net realized capital gains (losses)	(28)	(52)	46	(82)	(45)	(82)
Loss on extinguishment of debt	(342)	(34)	NM	(410)	(272)	(51)
Net realized capital gains	126	162	(22)	1,467	10	NM
Income (loss) from divested businesses	(34)	2,151	NM	(55)	2,172	NM
Legal settlements related to legacy crisis matters	76	12	NM	91	38	139
Legal reserves related to legacy crisis matters	(27)	(506)	95	(35)	(529)	93
Pre-tax income	$2,552	$4,480	(43)%	$6,328	$6,753	(6)%

pre-tax operating income

(in millions)

COMMERCIAL INSURANCE	CONSUMER INSURANCE

Three Months Ended June 30,
Six Months Ended June 30,
$1,500
$1,625
$2,962
$3,046
2015
2014
2015
2014

Three Months Ended June 30,
Six Months Ended June 30,
$1,023
$1,119
$1,968
$2,287
2015
2014
2015
2014

QUARTERLY PRE-TAX INCOME COMPARISON FOR 2015 AND 2014

Pre-tax income decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to higher loss on extinguishment of debt from ongoing debt management activities, lower net realized capital gains from sales of investments, which included a realized loss of $463 million on the sale of ordinary shares of AerCap, partially offset by a realized gain on the sale of common shares of Springleaf Holdings, Inc. (Springleaf). Other-than-temporary impairments increased primarily due to an impairment charge of $78 million on our remaining shares of AerCap at June 30,

Item 2 / RESULTS OF OPERATIONS

2015.  Income from divested businesses decreased as a result of the sale of ILFC in the second quarter of 2014. These decreases were partially offset by a decrease in legal reserves related to legacy crisis matters and an increase from the change in the fair value of embedded policy derivatives related to variable annuity guaranteed living benefits net of economic hedges, as discussed below. Commercial Insurance pre-tax operating income also decreased due to lower underwriting income, partially offset by higher net investment income.  Pre-tax operating income for Consumer Insurance decreased due to less favorable mortality experience and lower base net investment income, partially offset by higher alternative investment income and growth in policy and advisory fee income.

The change in the fair value of embedded policy derivatives related to variable annuity guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV), net of the change in fair value of all related economic hedges, increased pre-tax income by $95 million in the three-month period ended June 30, 2015 compared to the same period in the prior year. The increase in market interest rates in the three-month period ended June 30, 2015 resulted in a decrease in the liability for GMWB and GMAV, which was substantially offset by interest rate hedges, including losses in the fair value of bonds used to hedge interest rate risk.  In the three-month period ended June 30, 2015, we discontinued our U.S. Treasury bond interest rate hedging program and will be initiating a corporate bond hedging program, which is intended to align with the economics of the hedged risks and provide the same capital efficiency as the previous Treasury bond hedging program.  The impact of variable annuity guarantees on pre-tax income includes changes in fair value of the embedded policy derivatives and economic hedges that are reported in Net realized capital gains (losses), as well as changes in fair value of certain bonds that hedge changes in the fair value of GMWB liabilities, which are also excluded from pre-tax operating income and reported in the table above within Change in fair value of certain fixed maturity securities designated to hedge living benefit liabilities.

YEAR-TO-DATE PRE-TAX INCOME COMPARISON FOR 2015 AND 2014

Pre-tax income decreased in the six-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to higher loss on extinguishment of debt from ongoing debt management activities and lower income from divested businesses as a result of the sale of ILFC in the second quarter of 2014. These decreases were partially offset by a decrease in legal reserves related to legacy crisis matters and an increase from the change in the fair value of embedded policy derivatives related to variable annuity guaranteed living benefits net of economic hedges, as discussed below. Higher net realized capital gains from sales of investments, which included realized gains on the sales of Class B shares of Prudential Financial, Inc., a portion of our holdings in PICC P&C shares and common shares of Springleaf, were partially offset by a realized loss on the sale of ordinary shares of AerCap. Commercial Insurance pre-tax operating income decreased due to lower underwriting income and lower net investment income.  Pre-tax operating income for Consumer Insurance decreased due to lower base net investment income and less favorable mortality experience, partially offset by growth in policy and advisory fee income.

The change in the fair value of embedded policy derivatives related to variable annuity GMWB and GMAV, net of the change in fair value of all related economic hedges, increased pre-tax income by $435 million in the six-month period ended June 30, 2015 compared to the same period in the prior year. The increase in market interest rates in the six-month period ended June 30, 2015 resulted in a decrease in the liability for GMWB and GMAV, which was substantially offset by interest rate hedges, including losses in the fair value of bonds used to hedge interest rate risk, compared to the same period in the prior year, when an increase in the GMWB and GMAV liability due to a decline in market interest rates was offset to a lesser extent by hedging.

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

Item 2 / RESULTS OF OPERATIONS

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

Foreign Currency Impact

Property Casualty, International Life and Personal Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the currencies that have the most significant impact on our businesses:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
Rate for 1 USD	2015	2014	Change	2015	2014	Change
Currency:
JPY	120.19	102.20	18%	119.51	102.68	16%
EUR	0.91	0.73	25%	0.88	0.73	21%
GBP	0.66	0.60	10%	0.66	0.61	8%

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

Mortgage Guaranty provides mortgage insurance that protects residential mortgage investors against the increased risk of borrower default related to high loan-to-value mortgages. Mortgage Guaranty products and services are distributed to a comprehensive range of mortgage originators including national mortgage companies, community and money center banks, as well as through builder-owned mortgage companies, regional mortgage companies and internet-sourced lenders and credit unions.

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

Item 2 / results of operations / COMMERCIAL INSURANCE

Commercial Insurance Results

The following table presents Commercial Insurance results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Revenues:
Premiums	$5,971	$5,656	6%	$11,228	$11,020	2%
Policy fees	50	45	11	99	89	11
Net investment income	1,645	1,596	3	3,183	3,243	(2)
Benefits and expenses:
Policyholder benefits and losses incurred	4,549	3,970	15	8,316	7,935	5
Interest credited to policyholder account balances	102	103	(1)	204	203	-
Amortization of deferred policy acquisition costs	593	633	(6)	1,189	1,252	(5)
General operating and other expenses*	922	966	(5)	1,839	1,916	(4)
Pre-tax operating income	$1,500	$1,625	(8)%	$2,962	$3,046	(3)%

*    Includes general operating expenses, commissions and other acquisition expenses.

Commercial Insurance Results by Operating Segment

The following section provides a comparative discussion of Commercial Insurance Results of Operations for the three- and six- month periods ended June 30, 2015 and 2014 by operating segment.

Property Casualty Results

The following table presents Property Casualty results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Underwriting results:
Net premiums written	$5,583	$5,813	(4)%	$10,630	$10,819	(2)%
Increase in unearned premiums	(481)	(544)	12	(597)	(498)	(20)
Net premiums earned	5,102	5,269	(3)	10,033	10,321	(3)
Losses and loss adjustment expenses incurred	3,614	3,567	1	6,974	7,075	(1)
Acquisition expenses:
Amortization of deferred policy acquisition costs	586	624	(6)	1,174	1,239	(5)
Other acquisition expenses	183	189	(3)	392	391	-
Total acquisition expenses	769	813	(5)	1,566	1,630	(4)
General operating expenses	658	706	(7)	1,287	1,377	(7)
Underwriting income	61	183	(67)	206	239	(14)
Net investment income	1,131	1,062	6	2,156	2,122	2
Pre-tax operating income	$1,192	$1,245	(4)%	$2,362	$2,361	-%

Item 2 / results of operations / COMMERCIAL INSURANCE

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (in millions)

Three Months Ended June 30,
Six Months Ended June 30,
$5,583
$5,813
$10,630
$10,819
2015
2014
2015
2014

Three Months Ended June 30,
Six Months Ended June 30,
$1,192
$1,245
$2,362
$2,361
2015
2014
2015
2014

Property Casualty Quarterly Results

Pre‑tax operating income decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year primarily due to a decrease in underwriting income, partially offset by an increase in net investment income. The decrease in underwriting income reflected higher net adverse prior year loss reserve development and higher catastrophe losses, partially offset by an increase in net loss reserve discount benefit for workers’ compensation reserves, as well as modestly lower severe losses. Net adverse prior year loss reserve development, including related premium adjustments, was $279 million in the three-month period ended June 30, 2015, primarily reflecting commercial automobile liability in U.S. Casualty, compared to overall net favorable prior year loss reserve development of $63 million in the same period in the prior year. See further discussion under Insurance Reserves – Non-Life Insurance Companies – Quarterly and Year-to-Date Net Loss Development. Catastrophe losses increased to $209 million in the three-month period ended June 30, 2015 from $121 million in the same period in the prior year. These increases were partially offset by a higher workers’ compensation net loss reserve discount benefit, primarily reflecting the increase in Treasury rates. Net loss reserve discount benefit was $270 million in the three-month period ended June 30, 2015 compared to a benefit of $16 million in the same period in the prior year. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion. Current accident year losses increased slightly, reflecting higher current accident year losses in U.S. Casualty, as well as higher severe losses in Specialty, partially offset by an improvement in attritional losses in U.S. Property and lower severe property losses, particularly in the EMEA and Asia Pacific regions, as a result of enhanced risk selection and pricing discipline. The current accident year losses for the three-month period ended June 30, 2015 included eight severe losses totaling $184 million compared to seven severe losses totaling $193 million in the same period in the prior year.

Acquisition expenses decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to lower amortization of previously deferred costs and lower premium taxes and guaranty fund and other assessments.

General operating expenses decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to a decrease in the cost of employee-incentive plans and efficiencies from organizational realignment initiatives, which were partially offset by increased technology-related costs.

Net investment income increased in the three-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to an increase in net investment income related to the PICC P&C shares which are accounted for under the fair value option, higher income on alternative investments, and the effect of continued portfolio diversification, partially offset by the strengthening of the U.S. dollar and lower reinvestment yield.

Item 2 / results of operations / COMMERCIAL INSURANCE

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Property Casualty Year-to-Date Results

Pre‑tax operating income increased slightly in the six-month period ended June 30, 2015 compared to the same period in the prior year primarily due to an increase in net investment income partially offset by a slight decrease in underwriting income. The decrease in underwriting income was driven by an increase in net adverse prior year loss reserve development partially offset by an increase in net loss reserve discount benefit for workers’ compensation reserves and lower catastrophe and severe losses. The increase in net adverse prior year loss reserve development was primarily due to higher prior year loss reserve development in Casualty partially offset by an improvement in Financial lines and Specialty. Net adverse prior year loss reserve development, including related premium adjustments, was $307 million in the six-month period ended June 30, 2015, compared to $97 million in the same period in the prior year. See further discussion under Insurance Reserves – Non-Life Insurance Companies – Quarterly and Year-to-Date Net Loss Development. This increase was partially offset by a higher workers’ compensation net loss reserve discount benefit, primarily reflecting the increase in Treasury rates. Net loss reserve discount benefit was $177 million in the six-month period ended June 30, 2015 compared to $142 million in the same period in the prior year. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion. Catastrophe losses were $280 million in the six-month period ended June 30, 2015 compared to $305 million in the same period in the prior year. The current accident year losses for the six-month period ended June 30, 2015 included 16 severe losses totaling $318 million compared to 16 severe losses totaling $338 million in the same period in the prior year.

Acquisition expenses decreased in the six-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to lower amortization of previously deferred costs and lower premium taxes and guaranty fund and other assessments.

General operating expenses decreased in the six-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to efficiencies from organizational realignment initiatives, which were partially offset by increased technology-related costs.

Net investment income increased in the six-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to higher income on alternative investments and the effect of continued portfolio diversification, partially offset by the lower income associated with investments accounted for under the fair value option, as the increase related to the PICC P&C shares was more than offset by a decrease from fixed maturity investments, lower reinvestment yields, as well as the strengthening of the U.S. dollar.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Property Casualty Net Premiums Written

The following table presents Property Casualty’s net premiums written by major line of business:

	Three Months Ended		Percentage Change in		Six Months Ended		Percentage Change in
	June 30,		U.S.	Original	June 30,		U.S.	Original
(in millions)	2015	2014	Dollars	Currency	2015	2014	Dollars	Currency
Casualty	$1,812	$2,007	(10)%	(6)%	$3,694	$4,022	(8)%	(5)%
Property	1,628	1,732	(6)	(2)	2,635	2,662	(1)	4
Specialty	918	898	2	7	1,872	1,894	(1)	4
Financial lines	1,225	1,176	4	10	2,429	2,241	8	15
Total Property Casualty net
premiums written	$5,583	$5,813	(4)%	-%	$10,630	$10,819	(2)%	3%

Item 2 / results of operations / COMMERCIAL INSURANCE

Property Casualty NET PREMIUMS WRITTEN by Line of Business (in millions)

Property Casualty Quarterly and Year-to-Date Net Premiums Written

Property Casualty net premiums written decreased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year, primarily due to strengthening of the U.S. dollar against the euro, British pound and Japanese yen and continued focus on the execution of its strategic objectives. Excluding the effect of foreign exchange, net premiums written for the three-month period ended June 30, 2015 increased modestly from the three-month period ended June 30, 2014, while they increased for the six-month period ended June 30, 2015 from the same period in the prior year, primarily due to the first quarter renewal of a multi-year policy in U.S. Financial lines, and new business growth in Property and Financial lines across all regions.

Casualty net premiums written decreased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year reflecting rate pressure and continued execution of our strategy to enhance risk selection and optimize our product portfolio particularly in the U.S. Additionally, net premiums written included return premiums related to the loss sensitive businesses of $12 million, for the three-month period ended June 30, 2015, compared to additional premiums of $68 million in the same period in the prior year.  Strong new writings in growth targeted products, particularly in EMEA, were more than offset by the declines in certain residual programs.

Property net premiums written decreased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year, primarily due to strengthening of the U.S. dollar against the euro, British pound and Japanese yen, an increase in ceded premiums for catastrophe reinsurance protection, as well as increased competition and rate pressure in certain lines, particularly in the U.S. and EMEA. Excluding the effect of foreign exchange, net premiums written increased in the six-month period ended June 30, 2015 from the same period in the prior year, primarily due to higher retention and new business in Asia Pacific.

Specialty net premiums written increased in the three-month period ended June 30, 2015 compared to the same period in the prior year primarily due to new business increases in targeted growth products, particularly in the U.S., and higher retention particularly in EMEA, partially offset by the strengthening of the U.S. dollar against the euro, British pound and Japanese yen. Net premiums written decreased in the six-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to strengthening of the U.S. dollar against the euro, British pound and Japanese yen. Excluding the effect of

Item 2 / results of operations / COMMERCIAL INSURANCE

foreign exchange, net premiums written increased in the three- and six-month periods ended June 30, 2015, compared to the same periods in the prior year, primarily due to new business increases and higher retention related to targeted growth products, particularly in EMEA, largely offset by a decrease in small‑ and medium‑sized enterprise markets in the Americas, and the effect of our strategy to enhance risk selection in certain classes of business, particularly in the U.S.

Financial lines net premiums written increased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year primarily due to strong growth in new business and higher retention related to targeted growth products across all regions, partially offset by the strengthening of the U.S. dollar against the euro, British pound and Japanese yen. Additionally, the six-month period ended June 30, 2015, reflected the first quarter renewal of a multi-year E&O policy in the U.S.

Property Casualty Net Premiums Written by Region

The following table presents Property Casualty’s net premiums written by region:

			Percentage	Percentage			Percentage	Percentage
	Three Months Ended		Change in	Change in	Six Months Ended		Change in	Change in
	June 30,		U.S.	Original	June 30,		U.S.	Original
(in millions)	2015	2014	dollars	Currency	2015	2014	dollars	Currency
Property Casualty:
Americas	$3,892	$4,013	(3)%	(2)%	$6,841	$6,905	(1)%	-%
Asia Pacific	460	497	(7)	4	942	960	(2)	9
EMEA	1,231	1,303	(6)	7	2,847	2,954	(4)	9
Total net premiums written	$5,583	$5,813	(4)%	-%	$10,630	$10,819	(2)%	3%

property casualty NET PREMIUMS WRITTEN by Region (in millions)

Three Months Ended June 30,
Six Months Ended June 30,
$5,583
$1,231
$460
$3,892
$5,813
$1,303
$497
$4,013
$10,630
$2,847
$942
$6,841
$10,819
$2,954
$960
$6,905
EMEA
Asia Pacific
Americas
2015
2014
2015
2014

Item 2 / results of operations / COMMERCIAL INSURANCE

The Americas net premiums written decreased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year, primarily due to increased competition and rate pressure in certain lines in Property, discussed above, and continued execution of our strategy to enhance risk selection and optimize our product portfolio in Casualty. These decreases were largely offset by strong growth in new business related to targeted growth products in Financial lines.  Additionally, for the six-month period ended June 30, 2015, net premiums written reflected the renewal of a multi-year E&O policy in the U.S.

Asia Pacific net premiums written decreased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year due to the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased in the three- and six-month periods ended June 30, 2015, compared to the same periods in the prior year, primarily due to higher retention and new business in Property and Financial lines.

EMEA net premiums written decreased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year, primarily due to the strengthening of the U.S. dollar against the euro and British pound. Excluding the effect of foreign exchange, net premiums written increased primarily due to new business growth in targeted growth products and higher retention across most lines of business.

Property Casualty Underwriting Ratios

The following tables present the Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Loss ratio	70.8	67.7	3.1	69.5	68.5	1.0
Catastrophe losses and reinstatement premiums	(4.1)	(2.3)	(1.8)	(2.8)	(2.9)	0.1
Prior year development net of premium adjustments	(5.3)	0.7	(6.0)	(2.9)	(1.2)	(1.7)
Net reserve discount benefit	5.2	0.4	4.8	1.7	1.4	0.3
Accident year loss ratio, as adjusted	66.6	66.5	0.1	65.5	65.8	(0.3)
Acquisition ratio	15.1	15.4	(0.3)	15.6	15.8	(0.2)
General operating expense ratio	12.9	13.4	(0.5)	12.8	13.3	(0.5)
Expense ratio	28.0	28.8	(0.8)	28.4	29.1	(0.7)
Combined ratio	98.8	96.5	2.3	97.9	97.6	0.3
Catastrophe losses and reinstatement premiums	(4.1)	(2.3)	(1.8)	(2.8)	(2.9)	0.1
Prior year development net of premium adjustments	(5.3)	0.7	(6.0)	(2.9)	(1.2)	(1.7)
Net reserve discount benefit	5.2	0.4	4.8	1.7	1.4	0.3
Accident year combined ratio, as adjusted	94.6	95.3	(0.7)	93.9	94.9	(1.0)

Item 2 / results of operations / COMMERCIAL INSURANCE

property casualty ratios Three Months Ended June 30,	Six Months Ended June 30,

See Insurance Reserves – Non-Life Insurance Companies for further discussion of discounting of reserves and prior year development.

Item 2 / results of operations / COMMERCIAL INSURANCE

The following tables present Property Casualty’s accident year catastrophe and severe losses by region and number of events:

Catastrophes (a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended June 30, 2015
Flooding	2	$67	$-	$2	$69
Windstorms and hailstorms	7	103	14	23	140
Total catastrophe-related charges	9	$170	$14	$25	$209
Three Months Ended June 30, 2014
Windstorms and hailstorms	5	$116	$3	$2	$121
Total catastrophe-related charges	5	$116	$3	$2	$121
Six Months Ended June 30, 2015
Flooding	2	$67	$-	$2	$69
Windstorms and hailstorms	8	174	14	23	211
Total catastrophe-related charges	10	$241	$14	$25	$280
Six Months Ended June 30, 2014
Windstorms and hailstorms	9	$239	$45	$21	$305
Total catastrophe-related charges	9	$239	$45	$21	$305

(a) Catastrophes are generally weather or seismic events having a net impact on AIG in excess of $10 million each.

Severe Losses(b)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended June 30,
2015	8	$122	$-	$62	$184
2014	7	$62	$45	$86	$193
Six Months Ended June 30,
2015	16	$235	$-	$83	$318
2014	16	$108	$55	$175	$338

(b)  Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Property Casualty Quarterly and Year-to-Date Insurance Ratios

The combined ratio increased by 2.3 points and 0.3 points in the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods in the prior year, primarily due to an increase in the loss ratio. The loss ratio increased by 3.1 points and 1.0 point in the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods in the prior year, primarily due to higher net adverse prior year loss development and higher catastrophe losses, partially offset by an increase in net loss reserve discount benefit.

The accident year combined ratio, as adjusted, decreased by 0.7 points in the three-month period ended June 30, 2015 compared to the same period in the prior year, due to a lower expense ratio partially offset by slightly higher accident year loss ratio, as adjusted. The accident year combined ratio, as adjusted, decreased by 1.0 point in the six-month period ended June 30, 2015 compared to the same period in the prior year, due to both lower accident year loss ratio, as adjusted, and expense ratio.

The accident year loss ratio, as adjusted, increased slightly by 0.1 point in the three-month period ended June 30, 2015, compared to the same period in the prior year, reflecting higher current accident year losses in commercial automobile liability in U.S. Casualty, and higher severe losses in Specialty, partially offset by an improvement in attritional losses in U.S. Property and lower severe Property losses in both EMEA and Asia Pacific regions. The accident year loss ratio, as adjusted, decreased by 0.3 points in the six-month period ended June 30, 2015, compared to the same period in the prior year, reflecting enhanced

Item 2 / results of operations / COMMERCIAL INSURANCE

risk selection and pricing discipline resulting in lower attritional losses in U.S. Property, as well as lower severe losses, particularly in EMEA, partially offset by an increase in commercial automobile liability in U.S. Casualty. Severe losses represented approximately 3.6 points and 3.2 points of the accident year loss ratio, as adjusted, in the three- and six-month periods ended June 30, 2015, respectively, compared to 3.7 points and 3.3 points, respectively, in the same periods in the prior year.

The acquisition ratio decreased by 0.3 points and 0.2 points in the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods in the prior year due to lower amortization of previously deferred costs and lower premium taxes and guaranty fund and other assessments.

The general operating expense ratio decreased by 0.5 points in both the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year, primarily due to a decrease in the cost of employee incentive plans and efficiencies from organizational realignment initiatives, partially offset by higher technology-related expenses.

Mortgage Guaranty Results

The following table presents Mortgage Guaranty results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(dollars in millions)	2015	2014	Change	2015	2014	Change
Underwriting results:
Net premiums written	$277	$249	11%	$535	$480	11%
Increase in unearned premiums	(51)	(23)	(122)	(79)	(41)	(93)
Net premiums earned	226	226	-	456	439	4
Losses and loss adjustment expenses incurred	44	(7)	NM	102	111	(8)
Acquisition expenses:
Amortization of deferred policy acquisition costs	7	8	(13)	14	11	27
Other acquisition expenses	13	11	18	28	25	12
Total acquisition expenses	20	19	5	42	36	17
General operating expenses	40	37	8	79	74	7
Underwriting income	122	177	(31)	233	218	7
Net investment income	35	33	6	69	68	1
Pre-tax operating income	157	210	(25)	302	286	6
Key metrics:
Prior year loss reserve development (favorable)/
unfavorable	$(17)	$(89)	81%	$(17)	$(62)	73%
Domestic first-lien:
New insurance written	$15,190	$11,057	37	$25,732	$18,662	38
Combined ratio	48.4	18.7		50.9	50.8
Risk in force				$45,022	$38,917	16
60+ day delinquency ratio on primary loans(a)				3.6%	4.8%
Domestic second-lien:
Risk in force(b)				$426	$941	(55)

(a) Based on number of policies.

(b) Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, which is usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

Item 2 / results of operations / COMMERCIAL INSURANCE

Pre-Tax oPERATING INCOME (in millions)	domestic first-lien new insurance written ON MORTGAGE LOANS (in millions)

Three Months Ended June 30,
Six Months Ended June 30,
$157
$210
$302
$286
2015
2014
2015
2014

Three Months Ended June 30,
Six Months Ended June 30,
$15,190
$11,057
$25,732
$18,662
2015
2014
2015
2014

Mortgage Guaranty Quarterly Results

Pre-tax operating income decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year due to favorable prior year loss reserve development in the first-lien business recorded in the same period in the prior year. Excluding prior year loss reserve development, pre-tax operating income increased due to a decline in incurred losses from lower delinquency rates and higher cure rates.

First-Lien Results

First-lien pre-tax operating income decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to $78 million of favorable prior year loss reserve development recorded in the same period in the prior year, which benefitted from a settlement with a mortgage lender. First-lien net premiums earned in the three-month period ended June 30, 2015 increased $5 million compared to the same period in the prior year largely from growth in the business. Excluding prior year loss reserve development, first-lien losses and loss adjustment expenses incurred in the three-month period ended June 30, 2015 decreased by $17 million compared to the same period in the prior year. The increase in the combined ratio of 29.7 points to 48.4 points in the three-month period ended June 30, 2015 from the same period in the prior year was primarily due to the favorable prior year loss reserve development adjustment in the prior year period discussed above.

Acquisition expenses increased in the three-month period ended June 30, 2015 compared to the same period in the prior year, primarily as a result of sales support activities related to the increase in new insurance written.

General operating expenses increased in the three-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to increased servicing costs related to the growth of in-force business.

Other Business Results

Other business results include second-lien insurance, student loan insurance and non-domestic mortgage insurance operations.

The Other business’ pre-tax operating income for the three-month period ended June 30, 2015 was approximately $16 million compared to $12 million in the same period in the prior year. The increase in pre-tax operating income was primarily due to a decline in losses and loss adjustment expenses and underwriting expenses, partially offset by a decrease in net premiums earned and a decline in net investment income.

Item 2 / results of operations / COMMERCIAL INSURANCE

Mortgage Guaranty Year-to-Date Results

Pre-tax operating income increased in the six-month period ended June 30, 2015 compared to the same period in the prior year due to an increase in first-lien net premiums earned as a result of higher new insurance written, an acceleration of earnings on the cancellations of single premium business for which a return premium is generally not required, a decline in incurred losses from lower delinquency rates and higher cure rates.

First-Lien Results

First-lien pre-tax operating income increased $15 million in the six-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to improved underwriting income as a result of a $26 million increase in first-lien net premiums earned in the six-month period ended June 30, 2015 compared to the same period in the prior year, largely from growth in the book of business and the acceleration of premiums earned as a result of cancellations on single premium business, a $7 million decrease in losses and loss adjustment expenses, and a $2 million increase in net investment income, offset in part by a $20 million increase in acquisition and general operating expenses. The combined ratio remained consistent at 50.9 points in the six-month period ended June 30, 2015 compared to 50.8 points in the same period in the prior year.

Acquisition expenses increased in the six-month period ended June 30, 2015 compared to the same period in the prior year, primarily as a result of sales support activities related to the increase in new insurance written.

General operating expenses increased in the six-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to increased servicing costs related to the growth of in-force business.

Other Business Results

The Other business’ pre-tax operating income for the six-month period ended June 30, 2015 was approximately $29 million compared to $28 million in the same period in the prior year. The increase in pre-tax operating income was primarily due to a decline in general operating expenses and losses and loss adjustment expenses, partially offset by a decline in net premiums earned and a decline in net investment income.

New Insurance Written on Domestic First-Lien Mortgage Loans

In the second quarter of 2015, Mortgage Guaranty’s domestic first-lien new insurance written reached its highest level ever, reflecting the expansion in the mortgage originations market caused by a reduction in mortgage interest rates in the first half of 2015. Domestic first-lien new insurance written increased to $15.2 billion and $25.7 billion in the three- and six-month periods ended June 30, 2015, respectively, compared to $11.1 billion and $18.7 billion, respectively, in the same periods in the prior year.

Delinquency Inventory

The delinquency inventory for domestic first-lien business declined during the six-month period ended June 30, 2015 as a result of cures and paid claims exceeding the number of newly reported delinquencies. Mortgage Guaranty’s first-lien primary delinquency ratio at June 30, 2015 was 3.6 percent compared to 4.8 percent at June 30, 2014. Over the last several years, Mortgage Guaranty has experienced a decline in newly reported defaults and an increase in cure rates.

Item 2 / results of operations / COMMERCIAL INSURANCE

The following table provides a summary of activity in Mortgage Guaranty’s domestic first lien delinquency inventory:

Six Months Ended June 30,
(number of policies)	2015	2014
Number of delinquencies at the beginning of the year	38,357	47,518
Newly reported	19,119	23,268
Cures	(19,604)	(23,744)
Claims paid	(4,452)	(6,072)
Other	(772)	(1,169)
Number of delinquencies at the end of the period	32,648	39,801

Mortgage Guaranty Quarterly and Year-to-Date Underwriting Ratios

The following tables present the Mortgage Guaranty combined ratios based on GAAP data:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Loss ratio	19.5	(3.1)	22.6	22.4	25.3	(2.9)
Acquisition ratio	8.8	8.4	0.4	9.2	8.2	1.0
General operating expense ratio	17.7	16.4	1.3	17.3	16.9	0.4
Expense ratio	26.5	24.8	1.7	26.5	25.1	1.4
Combined ratio	46.0	21.7	24.3	48.9	50.4	(1.5)

The combined ratio increased by 24.3 points and decreased by 1.5 points in the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods in the prior year, which benefited from a settlement with a mortgage lender. The increase in the three-month period ended June 30, 2015 was driven primarily by a reduction in the loss ratio in the prior-year period due to favorable prior year loss reserve development. The decrease in the six-month period ended June 30, 2015 was driven primarily by lower losses and loss adjustment expenses incurred from fewer new delinquencies and higher cure rates.

The acquisition ratio increased by 0.4 points and 1.0 point in the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods in the prior year.  Acquisition expenses increased, primarily due to the increases in expenses related to sales activities supporting new insurance written in the three- and six-month periods ended June 30, 2015.

The general operating expense ratio increased by 1.3 points and 0.4 points in the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods in the prior year.  The increase in both periods was primarily due to increased servicing costs related to growth of in-force business.

Institutional Markets Results

The following table presents Institutional Markets results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Revenues:
Premiums	$643	$161	299%	$739	$260	184%
Policy fees	50	45	11	99	89	11
Net investment income	479	501	(4)	958	1,053	(9)

Item 2 / results of operations / COMMERCIAL INSURANCE

Benefits and expenses:
Policyholder benefits and losses incurred	891	410	117	1,240	749	66
Interest credited to policyholder account balances	102	103	(1)	204	203	-
Amortization of deferred policy acquisition costs	-	1	NM	1	2	(50)
Other acquisition expenses	8	9	(11)	15	17	(12)
General operating expenses	20	14	43	38	32	19
Pre-tax operating income	$151	$170	(11)	$298	$399	(25)

INSTITUTIONAL MARKETS pre-tax OPERATING INCOME (in millions)

Institutional Markets Quarterly Results

Pre-tax operating income in the three-month period ended June 30, 2015 decreased compared to the same period in the prior year, primarily due to a decrease in net investment income. Fee income increased in the three-month period ended June 30, 2015 compared to the same period in the prior year, driven by growth in reserves and assets under management, primarily from continued development of the stable value wrap business. The notional amount of stable value wrap assets under management at June 30, 2015 grew by $6.5 billion or 25 percent from the prior year, in addition to $2.3 billion of stable value wrap funding agreements included in insurance reserves.  The increases in premiums and in benefit expense compared to the same period in the prior year were primarily due to the premium received and establishment of the future policy benefit reserve for a large terminal funding annuity issued in the three-month period ended June 30, 2015.

Net investment income in the three-month period ended June 30, 2015 decreased compared to the same period in the prior year, primarily due to lower yield enhancements from bond call and tender income, partially offset by higher alternative investment income, which increased by $16 million compared to the same period in the prior year, primarily due to strong hedge fund performance in the current year period. See MD&A – Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Institutional Markets business.

General operating expenses increased in the three-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to technology investments.

Item 2 / results of operations / COMMERCIAL INSURANCE

Institutional Markets Year-to-Date Results

Pre-tax operating income in the six-month period ended June 30, 2015 decreased compared to the same period in the prior year, primarily due to a decrease in net investment income. Fee income increased in the six-month period ended June 30, 2015 compared to the same period in the prior year, driven by growth in reserves and assets under management, primarily from continued development of the stable value wrap business. The increases in premiums and in benefit expense compared to the same period in the prior year were primarily due to the premium received and establishment of the future policy benefit reserve for a large terminal funding annuity issued in the three-month period ended June 30, 2015.

Net investment income in the six-month period ended June 30, 2015 decreased compared to the same period in the prior year, primarily due to lower net investment income from alternative investments and lower yield enhancements from bond call and tender income. Alternative investment income in the six-month period ended June 30, 2015 decreased $60 million compared to the same period in the prior year, which reflected favorable equity market conditions in the prior year period, partially offset by strong hedge fund performance in the three-month period ended June 30, 2015. See MD&A – Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Institutional Markets business.

General operating expenses increased in the six-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to technology investments.

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

The following table presents a reconciliation of Institutional Markets premiums and deposits to GAAP premiums:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Premiums and deposits	$680	$195	$826	$342
Deposits	(26)	(29)	(71)	(72)
Other	(11)	(5)	(16)	(10)
Premiums	$643	$161	$739	$260

The increases in premiums and deposits and in premiums for the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year were primarily due to a large single premium for a terminal funding annuity agreement issued in the three-month period ended June 30, 2015.

CONSUMER INSURANCE

Consumer Insurance presents its operating results in three operating segments – Retirement, Life and Personal Insurance.

Retirement provides a broad portfolio of retirement products and services to individual consumers. The primary products offered by the Retirement operating segment include individual fixed and variable annuities, retail mutual funds and advisory services. Retirement products are distributed through affiliated channels that include The Variable Annuity Life Insurance Company (VALIC) career financial advisors and licensed financial advisors in the AIG Advisor Group and through non-affiliated channels, which include banks, wirehouses, regional and independent broker-dealers, independent marketing organizations and independent insurance agents.

Item 2 / results of operations / CONSUMER INSURANCE

Life provides life insurance products to individual consumers as well as group products distributed through employers. The primary products offered by the Life operating segment include term life, whole life and universal life insurance. International products include term and whole life insurance, savings products, supplemental health, cancer and critical illness insurance. Life products are distributed in the U.S. through affiliated channels that include career agents and financial advisors in the AIG Financial Network and direct marketing.  Non-affiliated channels in the U.S. include independent marketing organizations, independent agents and benefit brokers.  International life products are sold through non-affiliated independent agents and direct marketing.

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

Consumer Insurance Results

The following table presents Consumer Insurance results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Revenues:
Premiums	$3,552	$3,799	(7)%	$7,105	$7,488	(5)%
Policy fees	639	601	6	1,266	1,194	6
Net investment income	2,232	2,197	2	4,407	4,600	(4)
Other income	543	502	8	1,051	976	8
Benefits and expenses:
Policyholder benefits and losses incurred	2,561	2,646	(3)	5,240	5,403	(3)
Interest credited to policyholder account balances	837	859	(3)	1,670	1,712	(2)
Amortization of deferred policy acquisition costs	737	718	3	1,452	1,436	1
General operating and other expenses*	1,808	1,757	3	3,499	3,420	2
Pre-tax operating income	$1,023	$1,119	(9)%	$1,968	$2,287	(14)%

*    Includes general operating expenses, non deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

Consumer Insurance Results by Operating Segment

The following section provides a comparative discussion of Consumer Insurance Results of Operations for the three- and six-month periods ended June 30, 2015 and 2014 by operating segment.

Item 2 / results of operations / CONSUMER INSURANCE

Retirement Results

The following table presents Retirement results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Revenues:
Premiums	$44	$97	(55)%	$90	$154	(42)%
Policy fees	277	248	12	541	486	11
Net investment income	1,618	1,563	4	3,188	3,279	(3)
Advisory fee and other income	526	502	5	1,034	976	6
Benefits and expenses:
Policyholder benefits and losses incurred	116	160	(28)	208	273	(24)
Interest credited to policyholder account balances	715	733	(2)	1,424	1,460	(2)
Amortization of deferred policy acquisition costs	158	117	35	300	243	23
Non deferrable insurance commissions	69	63	10	138	124	11
Advisory fee expenses	341	337	1	673	648	4
General operating expenses	262	236	11	506	468	8
Pre-tax operating income	$804	$764	5%	$1,604	$1,679	(4)%

RETIREMENT pre-tax OPERATING INCOME (in millions)

Retirement Quarterly Results

Pre-tax operating income for Retirement in the three-month period ended June 30, 2015 increased compared to the same period in the prior year, primarily due to higher net investment income as well as higher policy and advisory fees from increased separate account assets under management, principally driven by growth in variable annuities from positive net flows. These increases were partially offset by higher DAC amortization in Retirement Income Solutions, primarily due to growth in the business and lower equity market returns compared to the same period in the prior year.

Net investment income for the three-month period ended June 30, 2015 increased compared to the same period in the prior year, primarily due to an improvement in alternative investment income, including strong hedge fund performance and private equity fund distributions, partially offset by lower base net investment income.

Item 2 / results of operations / CONSUMER INSURANCE

Base net investment income for the three-month period ended June 30, 2015 decreased compared to the same period in the prior year, primarily due to the effect of lower base yields from reinvestment at rates below the weighted average yield of the overall portfolio, as well as a decrease in net investment income due to a decline in average assets resulting primarily from dividend payments to AIG Parent during the past twelve months. This overall decrease in base net investment income compared to the same period in the prior year was partially offset in the three-month period ended June 30, 2015 by additional accretion on a security held in Group Retirement. See Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Retirement business.

Overall, Retirement fixed maturity portfolio yields in the three-month period ended June 30, 2015 declined compared to the same period in the prior year, primarily as a result of investment purchases and investment of portfolio cash flows at rates below the weighted average yield of the existing portfolio in the sustained low interest rate environment. While average interest crediting rates were down slightly due to active rate management, the decline in base yields compressed base spread in Fixed Annuities. Group Retirement base yield also declined compared to the same period in the prior year due to continued reinvestment at lower rates, but this was more than offset by additional accretion income in the three-month period ended June 30, 2015. See Spread Management below for additional discussion.

General operating expenses increased in the three-month period ended June 30, 2015 compared to the same period in the prior year, due in part to technology investments and higher sales volume in the Retirement Income Solutions product line.

Retirement Year-to-Date Results

Pre-tax operating income for Retirement in the six-month period ended June 30, 2015 decreased compared to the same period in the prior year, primarily due to lower net investment income, as well as higher DAC amortization in Retirement Income Solutions due to growth in the business and lower equity market returns compared to the same period in the prior year. Base net investment income decreased, which compressed base spreads, but this decrease was partially offset by higher policy fees and advisory fees due to growth in variable annuity separate account assets under management, principally driven by positive net flows.

Net investment income for the six-month period ended June 30, 2015 decreased compared to the same period in the prior year, primarily due to lower base net investment income, as discussed below, and a decline in average assets resulting primarily from dividend payments to AIG Parent during the past twelve months. These decreases were partially offset by additional accretion income and an improvement in other enhancement income, primarily due to losses in the same period in the prior year on securities for which the fair value option has been elected, including the investment in People’s Insurance Company (Group) of China Limited then held by the Life Insurance Companies.

Base net investment income for the six-month period ended June 30, 2015 decreased slightly compared to the same period in the prior year, primarily due to the effect of lower base yields from reinvestment at rates below the weighted average yield of the overall portfolio, as well as a decrease in net investment income due to a lower volume of average assets resulting from dividend payments to AIG Parent during the past twelve months. See Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Retirement business.

Overall, Retirement fixed maturity portfolio yields in the six-month period ended June 30, 2015 declined compared to the same period in the prior year, primarily as a result of investment purchases and investment of portfolio cash flows at rates below the weighted average yield of the existing portfolio in the sustained low interest rate environment. While average interest crediting rates were down slightly due to active rate management, the decline in base yield resulted in spread compression in Fixed Annuities base spreads compared to the same period in the prior year. Group Retirement base spread was flat compared to the same period in the prior year, due to additional accretion income in the six-month period ended June 30, 2015, which offset the decline in base yield. See Spread Management below for additional discussion.

General operating expenses increased in the six-month period ended June 30, 2015 compared to the same period in the prior year, due in part to technology investments and higher sales volume in the Retirement Income Solutions product line.

Item 2 / results of operations / CONSUMER INSURANCE

Spread Management

The contractual provisions for renewal of crediting rates and guaranteed minimum crediting rates included in products may reduce spreads in a sustained low interest rate environment and thus reduce future profitability. Although this interest rate risk is partially mitigated through the Life Insurance Companies’ asset‑liability management process, product design elements and crediting rate strategies, a sustained low interest rate environment may negatively affect future profitability.

Disciplined pricing on new business and active crediting rate management are used in the Fixed Annuities and Group Retirement product lines to partially offset the impact of a continued decline in base yields resulting from investment of available cash flows in the low interest rate environment.

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

As of June 30, 2015, Retirement’s fixed annuity reserves, which include fixed options offered within variable annuities sold in the Group Retirement and Retirement Income Solutions product lines as well as reserves of the Fixed Annuities product line, had minimum guaranteed interest rates ranging from 1.0 percent to 5.5 percent, with the higher rates representing guarantees on older in-force products. As indicated in the table below, approximately 72 percent of annuity account values were at their minimum crediting rates as of June 30, 2015, compared to 71 percent at December 31, 2014. Fixed annuity account values having contractual minimum guaranteed rates above 1 percent were 77 percent and 79 percent of total fixed annuity reserves at June 30, 2015 and December 31, 2014, respectively.

The following table presents fixed annuity account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
June 30, 2015		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Fixed annuities *
1%	$4,553	$7,145	$10,433	$22,131
> 1% - 2%	12,296	2,858	3,291	18,445
> 2% - 3%	30,793	544	1,927	33,264
> 3% - 4%	12,738	48	8	12,794
> 4% - 5%	7,993	-	4	7,997
> 5% - 5.5%	224	-	5	229
Total	$68,597	$10,595	$15,668	$94,860
Percentage of total	72%	11%	17%	100%

*    Fixed annuities shown include fixed options within variable annuities sold in Group Retirement and Retirement Income Solutions product lines.

Item 2 / results of operations / CONSUMER INSURANCE

Retirement Premiums and Deposits, Surrenders and Net Flows

Premiums

For Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums and deposits is a non‑GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts and mutual funds.

The following table presents a reconciliation of Retirement premiums and deposits to GAAP premiums:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Premiums and deposits*	$6,070	$6,167	$11,579	$12,170
Deposits	(6,046)	(6,132)	(11,537)	(12,130)
Other	20	62	48	114
Premiums	$44	$97	$90	$154

* Excludes activity related to closed blocks of fixed and variable annuities.

Premiums  decreased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year, primarily due to lower immediate annuity premiums in the Fixed Annuities product line.

Premiums and Deposits and Net Flows

The following table presents Retirement premiums and deposits and net flows by product line:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Fixed Annuities	$650	$1,061	(39)%	$1,334	$2,021	(34)%
Retirement Income Solutions	2,936	2,570	14	5,393	4,743	14
Retail Mutual Funds	922	896	3	1,779	2,058	(14)
Group Retirement	1,562	1,640	(5)	3,073	3,348	(8)
Total Retirement premiums and deposits*	$6,070	$6,167	(2)%	$11,579	$12,170	(5)%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net flows
Fixed Annuities	$(940)	$(424)	$(1,686)	$(839)
Retirement Income Solutions	1,922	1,605	3,447	2,874
Retail Mutual Funds	341	153	484	393
Group Retirement	(391)	(395)	(1,031)	(473)
Total Retirement net flows*	$932	$939	$1,214	$1,955

*    Excludes activity related to closed blocks of fixed and variable annuities, which had reserves of approximately $5.2 billion and $5.5 billion at June 30, 2015 and 2014, respectively.

Item 2 / results of operations / CONSUMER INSURANCE

RETIREMENT PREMIUMS AND DEPOSITS by Product Line (in millions)

Premiums and deposits for Retirement decreased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year, primarily due to lower sales in the Fixed Annuities and Group Retirement product lines, partially offset by growth in Retirement Income Solutions due to increased sales of fixed index annuities.  Retail Mutual Funds deposits improved in the three-month period ended June 30, 2015 compared to the same period in the prior year, but were below the same period in the prior year in the six-month period ended June 30, 2015.

Net flows for annuity products included in the Fixed Annuities, Retirement Income Solutions and Group Retirement product lines represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows from mutual funds, which are included in both the Retail Mutual Funds and Group Retirement product lines, represent deposits less withdrawals.

Total net flows for Retirement in the three-month period ended June 30, 2015 were comparable to the same period in the prior year, which reflected a decrease in Fixed Annuities offset by continued growth in Retirement Income Solutions and improvement in net flows for Retail Mutual Funds.

In the six-month period ended June 30, 2015, total net flows for Retirement decreased compared to the same period in the prior year, primarily due to lower net flows from Fixed Annuities and Group Retirement that were partially offset by continued growth in Retirement Income Solutions and a decrease in Retail Mutual Fund withdrawal activity.

Item 2 / results of operations / CONSUMER INSURANCE

Premiums and Deposits and Net Flows by Product Line

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Fixed Annuities deposits and net flows decreased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year, and net flows continued to be negative, primarily due to lower sales in the sustained low interest rate environment.

Retirement Income Solutions premiums and deposits and net flows increased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year, reflecting an increase in index annuity sales. The improvement in surrender rates (see Surrender Rates below) for the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year was primarily due to the significant growth in account value driven by the high volume of sales, which has increased the proportion of business that is within the surrender charge period.

Retail Mutual Fund net flows increased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year, primarily due to improvement in the level of withdrawals.  For the three-month period ended June 30, 2015, deposits also improved compared to the same period in the prior year. The increase in net flows in both periods compared to the same periods in the prior year was primarily driven by activity within the Focused Dividend Strategy Fund.

Group Retirement net flows in the three-month period ended June 30, 2015 were comparable to the same period in the prior year, due to improved surrender activity offset by lower premiums and deposits. In the six-month period ended June 30, 2015, net flows decreased compared to the same period in the prior year, due to both a decrease in premiums and deposits and an increase in surrender activity. The increase in surrenders and the surrender rate for the six-month period ended June 30, 2015 compared to the same period in the prior year included large group surrenders of approximately $475 million. The large group market has been impacted by the consolidation of healthcare providers and other employers in our target markets.

Surrender Rates

The following table presents reserves for annuity product lines by surrender charge category:

	June 30, 2015			December 31, 2014
	Group		Retirement	Group		Retirement
	Retirement	Fixed	Income	Retirement	Fixed	Income
(in millions)	Products(a)	Annuities	Solutions	Products(a)	Annuities	Solutions
No surrender charge(b)	$62,172	$35,034	$1,919	$61,751	$34,396	$1,871
0% - 2%	1,628	2,223	16,835	1,648	2,736	17,070
Greater than 2% - 4%	1,444	2,048	4,733	1,657	2,842	4,254
Greater than 4%	5,559	12,124	29,092	5,793	12,754	26,165
Non-surrenderable	808	3,586	101	770	3,464	151
Total reserves	$71,611	$55,015	$52,680	$71,619	$56,192	$49,511

(a) Excludes mutual fund assets under management of $15.1 billion and $14.6 billion at June 30, 2015 and December 31, 2014, respectively.

(b) Group Retirement Products in this category include reserves of approximately $6.2 billion at both June 30, 2015 and December 31, 2014 that are subject to 20 percent annual withdrawal limitations.

The following table presents annualized surrender rates for deferred annuities by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Surrenders as a percentage of average account value
Fixed Annuities	7.2%	6.7%	7.0%	6.7%
Retirement Income Solutions	6.4	7.4	6.3	7.4
Group Retirement	8.4	8.7	8.9	8.2

Item 2 / results of operations / CONSUMER INSURANCE

Life Results

The following table presents Life results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Revenues:
Premiums	$702	$676	4%	$1,410	$1,349	5%
Policy fees	362	353	3	725	708	2
Net investment income	551	531	4	1,093	1,113	(2)
Other income	17	-	NM	17	-	NM
Benefits and expenses:
Policyholder benefits and losses incurred	965	868	11	1,907	1,761	8
Interest credited to policyholder account balances	122	126	(3)	246	252	(2)
Amortization of deferred policy acquisition costs	89	81	10	175	161	9
Non deferrable insurance commissions	57	57	-	116	123	(6)
General operating expenses	250	213	17	481	423	14
Pre-tax operating income	$149	$215	(31)	$320	$450	(29)

Life pre-tax OPERATING INCOME (in millions)

Life Quarterly Results

Pre-tax operating income decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to mortality experience, which was within pricing assumptions but less favorable compared to the prior year period, partially offset by strong performance from alternative investments in the current period. Increases in other income and general operating expenses in the three-month period ended June 30, 2015 compared to the same period in the prior year were primarily related to international growth, including from the acquisitions of Laya Healthcare and Ageas Protect Limited (now AIG Life Limited). Other income in the three-month period ended June 30, 2015 was primarily related to commission and profit sharing revenues received by Laya Healthcare for the distribution of insurance products.

Item 2 / results of operations / CONSUMER INSURANCE

Net investment income increased in the three-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to higher income from alternative investments. See Investments – Life Insurance Companies for additional discussion of the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Life business.

General operating expenses increased in the three-month period ended June 30, 2015 compared to the same period in the prior year, primarily related to expansion of the global Life business, including from the acquisitions described above.

Life Year-to-Date Results

Pre-tax operating income decreased in the six-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to mortality experience, which was within pricing assumptions but less favorable compared to the same period in the prior year. Increases in other income and general operating expenses in the six-month period ended June 30, 2015 compared to the same period in the prior year were primarily related to international growth, including from the acquisitions described above. Other income in the six-month period ended June 30, 2015 was primarily related to commission and profit sharing revenues received by Laya Healthcare for the distribution of insurance products.

Net investment income decreased in the six-month period ended June 30, 2015 compared to the same period in the prior year primarily due to lower base net investment income, which reflected participation income received on a commercial mortgage loan in the first quarter of 2014. This decrease was partially offset by higher enhancement income, primarily due to losses in the same period in the prior year on securities for which the fair value option has been elected, including the investment in PICC Group then held by the Life Insurance Companies. See Investments – Life Insurance Companies for additional discussion of the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Life business.

General operating expenses increased in the six-month period ended June 30, 2015 compared to the same period in the prior year, primarily related to expansion of the global Life business, including from the acquisitions described above.

Spread Management

Disciplined pricing on new business is used to pursue new sales of life products at targeted net investment spreads in a low interest rate environment. Life has an active product management process to ensure that new business offerings appropriately reflect the current interest rate environment. To the extent that Life cannot achieve targeted net investment spreads on new business, products are re-priced or no longer sold. Additionally, where appropriate, existing products with higher minimum rate guarantees have been re-filed with lower crediting rates as permitted under state insurance laws for new sales. Universal life insurance interest rate guarantees are generally 2 to 3 percent on new non-indexed products and zero to 2 percent on new indexed products, and are designed to meet targeted net investment spreads.

In-force Management. Crediting rates for in-force policies are adjusted in accordance with contractual provisions that were designed to allow crediting rates to be reset subject to minimum crediting rate guarantees.

Item 2 / results of operations / CONSUMER INSURANCE

The following table presents universal life account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
June 30, 2015		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Universal life insurance
1%	$101	$-	$11	$112
> 1% - 2%	33	143	223	399
> 2% - 3%	571	295	1,456	2,322
> 3% - 4%	2,086	519	1,109	3,714
> 4% - 5%	3,997	194	-	4,191
> 5% - 5.5%	331	-	-	331
Total	$7,119	$1,151	$2,799	$11,069
Percentage of total	64%	11%	25%	100%

Life Premiums and Deposits

Premiums for Life represent amounts received on traditional life insurance policies and group benefit policies. Premiums and deposits for Life is a non‑GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life premiums and deposits to GAAP premiums:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Premiums and deposits	$1,249	$1,207	$2,472	$2,394
Deposits	(380)	(383)	(758)	(763)
Other	(167)	(148)	(304)	(282)
Premiums	$702	$676	$1,410	$1,349

Excluding the effect of foreign exchange, Life premiums and deposits increased 6 percent for both the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year, principally driven by growth in Japan and the acquisition of AIG Life Limited in the U.K.

Personal Insurance Results

The following table presents Personal Insurance results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Underwriting results:
Net premiums written	$2,930	$3,177	(8)%	$5,845	$6,305	(7)%
Increase in unearned premiums	(124)	(151)	18	(240)	(320)	25
Net premiums earned	2,806	3,026	(7)	5,605	5,985	(6)
Losses and loss adjustment expenses incurred	1,480	1,618	(9)	3,125	3,369	(7)

Item 2 / results of operations / CONSUMER INSURANCE

Acquisition expenses:
Amortization of deferred policy acquisition costs	490	520	(6)	977	1,032	(5)
Other acquisition expenses	294	293	-	572	571	-
Total acquisition expenses	784	813	(4)	1,549	1,603	(3)
General operating expenses	535	558	(4)	1,013	1,063	(5)
Underwriting income (loss)	7	37	(81)	(82)	(50)	(64)
Net investment income	63	103	(39)	126	208	(39)
Pre-tax operating income	$70	$140	(50)%	$44	$158	(72)%

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (LOSS) (in millions)

Three Months Ended June 30,
Six Months Ended June 30,
$2,930
$3,177
$5,845
$6,305
2015
2014
2015
2014

Three Months Ended June 30,
Six Months Ended June 30,
$70
$140
$44
$158
2015
2014
2015
2014

Personal Insurance Quarterly Results

Pre‑tax operating income decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year, due to a decrease in net investment income and underwriting results. Catastrophe losses were $16 million in the three-month period ended June 30, 2015, compared to $18 million in the same period in the prior year. Net favorable prior year loss reserve development was $17 million in the three-month period ended June 30, 2015, compared to $16 million in the same period in the prior year.

Acquisition expenses decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year due to the strengthening of the U.S. dollar against the Japanese yen, British pound and euro. Excluding the effect of foreign exchange, acquisition expenses increased due to higher acquisition costs in countries and lines of business targeted for growth, particularly in automobile and property businesses, and higher profit share expenses related to warranty service programs, partially offset by a decrease in direct marketing expenses. Direct marketing expenses, excluding commissions, for the three-month period ended June 30, 2015 were approximately $80 million, and, excluding the impact of foreign exchange, decreased by approximately $18 million from the same period in the prior year.

General operating expenses decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year due to the strengthening of the U.S. dollar against the Japanese yen, British pound and euro. Excluding the effect of foreign exchange, general operating expenses increased in the three-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to higher employee-related expenses and the timing of technology-related initiatives.

Item 2 / results of operations / CONSUMER INSURANCE

Net investment income decreased in the three-month period ended June 30, 2015 compared to the same period in the prior year, reflecting the continued impact of low interest rates resulting in yields on new purchases that were lower than the weighted average yield of the overall portfolio, the strengthening of the U.S. dollar against most major foreign currencies, and lower allocation of net investment income.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Personal Insurance Year-to-Date Results

Pre‑tax operating income decreased in the six-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to a decrease in net investment income and underwriting results. Catastrophe losses were $77 million in the six-month period ended June 30, 2015, compared to $96 million in the same period in the prior year. Accident year losses include severe losses of approximately $12 million in the six-month period ended June 30, 2015 compared to $41 million in the same period in the prior year. In the six-month period ended June 30, 2015, net favorable prior year loss reserve development was $13 million, compared to $30 million in the same period in the prior year.

Acquisition expenses decreased in the six-month period ended June 30, 2015 compared to the same period in the prior year due to the strengthening of the U.S. dollar against the Japanese yen, British pound and euro. Excluding the effect of foreign exchange, acquisition expenses increased due to higher acquisition costs in countries and lines of business targeted for growth, primarily in automobile and property businesses, and higher profit share expenses related to warranty service programs, partially offset by a decrease in direct marketing expenses. Direct marketing expenses, excluding commissions, for the six-month period ended June 30, 2015 were approximately $149 million, and, excluding the impact of foreign exchange, decreased by approximately $29 million from the same period in the prior year.

General operating expenses decreased in the six-month period ended June 30, 2015 compared to the same period in the prior year due to the strengthening of the U.S. dollar against the Japanese yen, British pound and euro. Excluding the effect of foreign exchange, general operating expenses increased in the six-month period ended June 30, 2015 compared to the same period in the prior year, primarily due to the combined impact of higher employee-related expenses and the timing of technology-related initiatives.

Net investment income decreased in the six-month period ended June 30, 2015 compared to the same period in the prior year, reflecting the continued impact of low interest rates resulting in yields on new purchases that were lower than the weighted average yield of the overall portfolio, the strengthening of the U.S. dollar against most major foreign currencies, and lower allocation of net investment income.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Personal Insurance Net Premiums Written

The following table presents Personal Insurance net premiums written by major line of business:

	Three Months Ended		Percentage Change in		Six Months Ended		Percentage Change in
	June 30,		U.S.	Original	June 30,		U.S.	Original
(in millions)	2015	2014	Dollars	Currency	2015	2014	Dollars	Currency
Accident & Health	$1,238	$1,384	(11)%	(1)%	$2,586	$2,822	(8)%	-%
Personal Lines	1,692	1,793	(6)	4	3,259	3,483	(6)	3
Total Personal Insurance net
premiums written	$2,930	$3,177	(8)%	2%	$5,845	$6,305	(7)%	2%

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance net premiums written by line of business (in millions)

Personal Insurance Quarterly and Year-to-Date Net Premiums Written

Personal Insurance net premiums written decreased in the three-month period ended June 30, 2015, compared to the same period in the prior year due to the U.S. dollar strengthening against the Japanese yen, British pound and euro. Excluding the effect of foreign exchange, net premiums written increased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year as the business continued to grow through multiple product and distribution channels.

A&H net premiums written, excluding the effect of foreign exchange, decreased slightly in the three-month period ended June 30, 2015 compared to the same period in the prior year due to a decrease in individual travel business in the U.S., reflecting continued focus on maintaining underwriting discipline, and a decrease in group personal accident business in EMEA due to exposure changes. Excluding the effect of foreign exchange, net premiums written remained essentially unchanged  in the six-month period ended June 30, 2015 compared to the same period in the prior year reflecting growth in supplemental health, partially offset by the decrease in individual travel business in the U.S., as discussed above.

Personal Lines net premiums written, excluding the effect of foreign exchange, increased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year. The increase was primarily due to increased production in the automobile business across all regions and in the property business, primarily in U.S. and Japan, partially offset by decreased production of warranty service programs in the U.S. due to underwriting actions taken in the prior year. In the U.S. property business, the increase was attributable to new business sales, improved retention in the private client group and changes to optimize our reinsurance structure to retain more favorable risks, while continuing to manage aggregate exposure, whereas in Japan the increase was due to new business sales.

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance Net Premiums Written by Region

The following table presents Personal Insurance net premiums written by region:

	Three Months Ended		Percentage	Percentage	Six Months Ended		Percentage	Percentage
	June 30,		Change in	Change in	June 30,		Change in	Change in
(in millions)	2015	2014	U.S. dollars	Original Currency	2015	2014	U.S. dollars	Original Currency
Americas	$947	$945	-%	2%	$1,859	$1,915	(3)%	(1)%
Asia Pacific	1,539	1,721	(11)	2	2,969	3,262	(9)	2
EMEA	444	511	(13)	4	1,017	1,128	(10)	5
Total net premiums written	$2,930	$3,177	(8)%	2%	$5,845	$6,305	(7)%	2%

Personal insurance NET PREMIUMS WRITTEN by Region (in millions)

Americas net premiums written increased in the three-month period ended June 30, 2015, compared to the same period in the prior year, primarily due to growth in personal property and automobile businesses, and changes to optimize our reinsurance structure to retain more favorable risks, while continuing to manage aggregate exposure, partially offset by a decrease in net premiums written in our warranty service programs and a decrease in the individual travel business in the U.S. Net premiums written decreased in the six-month period ended June 30, 2015, primarily due to the strengthening of the U.S. dollar against local currencies in Latin America. Excluding the effect of foreign exchange, net premiums written decreased due to decreases in warranty service programs, individual travel and group accident businesses in the U.S., partially offset by growth in automobile, and personal property businesses. The growth in personal property business is primarily driven by new business sales and improved retention in the U.S. private client group, as well as the changes in the reinsurance structure discussed above.

Asia Pacific net premiums written decreased in the three- and six-month periods ended June 30, 2015, compared to the same periods in the prior year due to the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased across all lines of business, primarily due to production increases in supplemental health, automobile and personal property in Japan, partially offset by a decrease in individual personal accident business outside of Japan.

EMEA net premiums written decreased in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year due to the strengthening of the U.S. dollar against the British pound and euro. Excluding the effect of foreign exchange, net premiums written increased, particularly in warranty service programs and the automobile business,

Item 2 / results of operations / CONSUMER INSURANCE

partially offset by decreases in group personal accident business due to exposure changes and the travel business due to maintaining underwriting discipline.

Personal Insurance Underwriting Ratios

The following tables present the Personal Insurance combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Loss ratio	52.7	53.5	(0.8)	55.8	56.3	(0.5)
Catastrophe losses and reinstatement premiums	(0.5)	(0.6)	0.1	(1.4)	(1.6)	0.2
Prior year development net of premium adjustments	0.6	0.5	0.1	0.2	0.5	(0.3)
Accident year loss ratio, as adjusted	52.8	53.4	(0.6)	54.6	55.2	(0.6)
Acquisition ratio	27.9	26.9	1.0	27.6	26.8	0.8
General operating expense ratio	19.1	18.4	0.7	18.1	17.8	0.3
Expense ratio	47.0	45.3	1.7	45.7	44.6	1.1
Combined ratio	99.7	98.8	0.9	101.5	100.9	0.6
Catastrophe losses and reinstatement premiums	(0.5)	(0.6)	0.1	(1.4)	(1.6)	0.2
Prior year development net of premium adjustments	0.6	0.5	0.1	0.2	0.5	(0.3)
Accident year combined ratio, as adjusted	99.8	98.7	1.1	100.3	99.8	0.5

Personal Insurance ratios Three Months Ended June 30,	Six Months Ended June 30,

Item 2 / results of operations / CONSUMER INSURANCE

The following tables present Personal Insurance accident year catastrophe and severe losses by region and the number of events:

Catastrophes (a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended June 30, 2015
Flooding	2	$4	$-	$-	$4
Windstorms and hailstorms	6	12	-	-	12
Total catastrophe-related charges	8	$16	$-	$-	$16
Three Months Ended June 30, 2014
Windstorms and hailstorms	5	$10	$8	$-	$18
Total catastrophe-related charges	5	$10	$8	$-	$18
Six Months Ended June 30, 2015
Flooding	2	$4	$-	$-	$4
Windstorms and hailstorms	7	73	-	-	73
Total catastrophe-related charges	9	$77	$-	$-	$77
Six Months Ended June 30, 2014
Windstorms and hailstorms	9	$51	$44	$1	$96
Total catastrophe-related charges	9	$51	$44	$1	$96

(a) Catastrophes are generally weather or seismic events having a net impact on AIG in excess of $10 million each.

Item 2 / results of operations / CONSUMER INSURANCE

Severe Losses(b)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended June 30,
2015	-	$-	$-	$-	$-
2014	-	$-	$-	$-	$-
Six Months Ended June 30,
2015	1	$12	$-	$-	$12
2014	3	$37	$4	$-	$41

(b) Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Personal Insurance Quarterly and Year-to-Date Insurance Ratios

The combined ratio increased by 0.9 points and 0.6 points in the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods in the prior year, reflecting an increase in the expense ratio, offset in part by a decrease in the loss ratio. The accident year combined ratio, as adjusted, increased by 1.1 points and 0.5 points in the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods in the prior year.

The accident year loss ratio, as adjusted, decreased by 0.6 points in both the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year, primarily due to lower losses in a warranty retail program and A&H, partially offset by an increase in losses in automobile and property businesses. In addition, severe losses represented 0.2 points and 0.7 points of the accident year loss ratio, as adjusted, in the six-month periods ended June 30, 2015 and 2014, respectively. The lower loss ratio associated with the warranty service program was largely offset by an increase in the related profit sharing arrangement, which contributed to the increase in the acquisition ratio in both the three- and six-month periods ended June 30, 2015, compared to the same periods in the prior year.

The acquisition ratio increased by 1.0 point and 0.8 points in the three- and six-month periods ended June 30, 2015 compared to the same periods in the prior year, primarily due to increases in acquisition costs in warranty service programs, automobile and property businesses, partially offset by lower A&H direct marketing expenses.

The general operating expense ratio increased by 0.7 points and 0.3 points in the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods in the prior year, primarily due to the combined impact of higher employee-related expenses and the timing of technology-related initiatives.

CORPORATE AND OTHER

As a result of the progress of the wind down and de-risking activities of the DIB and the derivative portfolio of AIGFP included within GCM, AIG has discontinued separate reporting of the DIB and GCM.  Their results are reported within Income from other assets, net, beginning with the first quarter of 2015.  This reporting aligns with the manner in which AIG manages its financial resources.  Prior periods are presented in the historical format for informational purposes.

Item 2 / results of operations / CORPORATE AND OTHER

Corporate and Other Results

The following table presents AIG’s Corporate and Other results:

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2015	2014	Change		2015	2014	Change
Corporate and Other pre-tax operating income (loss):
Equity in pre-tax operating earnings of AerCap(a)	$127	$53	140%		$255	$53	381%
Fair value of PICC investments(b)	170	-	NM		217	-	NM
Income from other assets, net(c)	509	17	NM		1,073	49	NM
Corporate general operating expenses	(268)	(306)	12		(520)	(541)	4
Interest expense	(278)	(327)	15		(583)	(652)	11
Direct Investment book	-	313	NM		-	753	NM
Global Capital Markets	-	245	NM		-	274	NM
Run-off insurance Lines	110	(53)	NM		91	(48)	NM
Consolidation and eliminations	2	1	100		1	2	(50)
Total Corporate and Other pre-tax operating income (loss)	$372	$(57)	NM	%	$534	$(110)	NM	%

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

(c)  Consists of the results of investments held by AIG Parent to support various corporate needs as well as the remaining positions of AIGFP, life settlements, real estate, equipment leasing and lending and other secured lending investments held by AIG Parent and certain subsidiaries.

Corporate and Other Quarterly Results

Corporate and Other’s pre‑tax operating results improved in the three-month period ended June 30, 2015 compared to the same period in the prior year primarily due to our share of AerCap’s pre-tax operating income through the date of sale of most of our AerCap common shares in the second quarter of 2015, which was accounted for under the equity method, fair value gains in our PICC P&C and PICC Group investments and lower interest expense from ongoing debt management activities described in Liquidity and Capital Resources.

Run-off insurance lines reported pre-tax operating income of $110 million in the three-month period ended June 30, 2015 compared to pre-tax operating loss of $53 million in the same period in the prior year primarily due to a higher excess workers’ compensation net loss reserve discount benefit, primarily reflecting an increase in Treasury rates from the first quarter of 2015. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion.

Corporate and Other Year-to-Date Results

Corporate and Other’s pre‑tax operating results improved in the six-month period ended June 30, 2015 compared to the same period in the prior year primarily due to our share of AerCap’s pre-tax operating income through the date of sale of most of our AerCap common shares in the second quarter of 2015, which was accounted for under the equity method, fair value gains in our PICC P&C and PICC Group investments and lower interest expense from ongoing debt management activities described in Liquidity and Capital Resources.

Run-off insurance lines reported pre-tax operating income of $91 million in the six-month period ended June 30, 2015 compared to pre-tax operating loss of $48 million in the same period in the prior year primarily due to a higher excess workers’ compensation net loss reserve discount benefit, primarily reflecting an increase in Treasury rates from first quarter of 2015. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion.

Item 2 / INVESTMENTS

INVESTMENTS

Overview

Our investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the respective business models for Non-Life Insurance Companies, Life Insurance Companies and AIG Parent. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus to support the insurance products. The majority of assets backing our insurance liabilities consist of intermediate and long duration fixed maturity securities.

Investments Highlights During the Six Months Ended June 30, 2015

•    An increase in interest rates and widening of credit spreads resulted in a decrease in our net unrealized gain position in the investment portfolio. Net unrealized gains in our available for sale portfolio decreased to approximately $14.5 billion as of June 30, 2015 from approximately $19.0 billion as of December 31, 2014.

•    We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in commercial mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•    Net investment income benefitted from strong performance on alternative investments, which continued to generate returns higher than our fixed maturity securities portfolio.

•    Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•    Other-than-temporary impairments increased due to higher impairments in our equity portfolio; however impairments in our fixed maturity securities portfolio remained at low levels.

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

•      While more of a focus is placed on asset-liability management in Life Insurance Companies, our fundamental strategy across all of our investment portfolios is to optimize the duration characteristics of the assets within a target range based on comparable liability characteristics, to the extent practicable.

Item 2 / INVESTMENTS

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

Investments

The following tables summarize the composition of AIG's investments:

	Non-Life	Life
	Insurance	Insurance	Corporate
(in millions)	Companies	Companies	and Other	Total
June 30, 2015
Fixed maturity securities:
Bonds available for sale, at fair value	$90,742	$159,089	$5,235	$255,066
Other bond securities, at fair value	1,626	1,649	13,323	16,598
Equity securities:
Common and preferred stock available for sale, at fair value	3,924	106	725	4,755
Other Common and preferred stock, at fair value	406	-	917	1,323
Mortgage and other loans receivable, net of allowance	7,018	22,386	(2,261)	27,143
Other invested assets	9,987	12,349	7,493	29,829
Short-term investments	3,896	2,996	6,973	13,865
Total investments*	117,599	198,575	32,405	348,579
Cash	1,284	437	216	1,937
Total invested assets	$118,883	$199,012	$32,621	$350,516
December 31, 2014
Fixed maturity securities:
Bonds available for sale, at fair value	$92,942	$164,527	$2,390	$259,859
Other bond securities, at fair value	1,733	2,785	15,194	19,712
Equity securities:
Common and preferred stock available for sale, at fair value	4,241	150	4	4,395
Other Common and preferred stock, at fair value	495	-	554	1,049
Mortgage and other loans receivable, net of allowance	6,686	20,874	(2,570)	24,990
Other invested assets	10,372	11,916	12,230	34,518
Short-term investments	4,154	2,131	4,958	11,243
Total investments*	120,623	202,383	32,760	355,766
Cash	1,191	451	116	1,758
Total invested assets	$121,814	$202,834	$32,876	$357,524

* At June 30, 2015, approximately 91 percent and 9 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 90 percent and 10 percent, respectively, at December 31, 2014.

Item 2 / INVESTMENTS

The following table presents the components of Net Investment Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Interest and dividends	$3,208	$3,307	$6,395	$6,611
Alternative investments	694	547	1,383	1,472
Other investment income*	41	163	155	262
Total investment income	3,943	4,017	7,933	8,345
Investment expenses	117	133	269	265
Total net investment income	$3,826	$3,884	$7,664	$8,080

* Includes changes in fair value of certain fixed maturity securities where the fair value option has been elected and which are used to economically hedge the interest rate risk in GMWB embedded derivatives. For the three-month periods ended June 30, 2015 and 2014, the net investment income recorded on these securities was $(87) million and $54 million, respectively. For the six-month periods ended June 30, 2015 and 2014, the net investment income recorded on these securities was $(43) million and $130 million, respectively.

Net investment income decreased for the three-month period ended June 30, 2015 compared to the same period in the prior year due to lower reinvestment yields and lower income on investments for which the fair value option was elected, partially offset by higher income on alternative investments. Net investment income decreased for the six-month period ended June 30, 2015 compared to the same period in the prior year due to lower reinvestment yields, lower income on alternative investments, and lower income on investments for which the fair value option was elected.

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

In addition, the Non-Life Insurance Companies seek to enhance returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields and have provided added diversification to the broader portfolio.  The Non-Life Insurance Companies’ investment portfolio also includes, to a lesser extent, equity securities.

With respect to non-affiliate over‑the‑counter derivatives, the Non-Life Insurance Companies conduct business with highly rated counterparties and do not expect the counterparties to fail to meet their obligations under the contracts. The Non-Life Insurance Companies have controls in place to monitor credit exposures by limiting transactions with specific counterparties within specified dollar limits and assessing the creditworthiness of counterparties periodically. The Non-Life Insurance Companies generally use ISDA Master Agreements and Credit Support Annexes (CSAs) with bilateral collateral provisions to reduce counterparty credit exposures.

Fixed maturity investments of the Non-Life Insurance Companies domestic operations, with an intermediate duration of  4.6 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns, as

Item 2 / INVESTMENTS

well as taxable municipal bonds, government and agency bonds, and corporate bonds. The majority of these high quality investments are rated A or higher based on composite ratings.

Fixed maturity investments held in the Non-Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, and short to intermediate duration, averaging 3.3 years.

Life Insurance Companies

The investment strategy of the Life Insurance Companies is to maximize net investment income and portfolio value, subject to liquidity requirements, capital constraints, diversification requirements, asset‑liability management and available investment opportunities.

The Life Insurance Companies use asset‑liability management as a primary tool to monitor and manage risk in their businesses. The Life Insurance Companies' fundamental investment strategy is to maintain a diversified, high quality portfolio of fixed maturity securities that, to the extent possible, complements the characteristics of liabilities, including duration, which is a measure of sensitivity to changes in interest rates. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, certain portfolios are shorter in duration and others are longer in duration.  An extended low interest rate environment may result in a lengthening of liability durations from initial estimates, primarily due to lower lapses.

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

Fixed maturity investments of the Life Insurance Companies domestic operations, with an intermediate duration of 6.4 years, are comprised of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

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

Item 2 / INVESTMENTS

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

The following table presents the fixed maturity security portfolio of Life Insurance Companies categorized by NAIC Designation, at fair value:

June 30, 2015
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$44,256	$59,694	$103,950	$5,104	$2,508	$345	$152	$8,109	$112,059
Mortgage-backed, asset-backed and collateralized	40,913	1,867	42,780	370	347	42	836	1,595	44,375
Total*	$85,169	$61,561	$146,730	$5,474	$2,855	$387	$988	$9,704	$156,434

*    Excludes $4.3 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within Life Insurance Companies that require a statutory filing.

The following table presents the fixed maturity security portfolio of Life Insurance Companies  categorized by composite AIG credit rating, at fair value:

June 30, 2015
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$44,216	$60,152	$104,368	$4,612	$2,766	$313	$7,691	$112,059
Mortgage-backed, asset-backed and collateralized	25,174	3,117	28,291	1,293	1,502	13,289	16,084	44,375
Total*	$69,390	$63,269	$132,659	$5,905	$4,268	$13,602	$23,775	$156,434

*  Excludes $4.3 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within Life Insurance Companies that require a statutory filing.

Credit Ratings

At June 30, 2015, approximately 91 percent of our fixed maturity securities were held by our domestic entities. Approximately 16 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 17 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of our foreign entities’ fixed maturity securities portfolio is rated by Moody’s Investors’ Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), or similar foreign rating services. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2015, approximately 14 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately six percent were below investment grade or not rated.

Item 2 / INVESTMENTS

Approximately 44 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

Composite AIG Credit Ratings

With respect to our fixed maturity investments, the credit ratings in the table below and in subsequent tables reflect: (a) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the rating assigned by the NAIC SVO (over 99 percent of total fixed maturity investments), or (b) our equivalent internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC.  The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(in millions)	2015	2014	2015	2014	2015	2014
Rating:
Other fixed maturity
securities
AAA	$13,089	$15,463	$3,669	$5,322	$16,758	$20,785
AA	36,254	36,730	148	224	36,402	36,954
A	53,986	56,693	159	242	54,145	56,935
BBB	74,035	75,607	235	250	74,270	75,857
Below investment grade	11,894	10,651	133	303	12,027	10,954
Non-rated	930	1,035	-	-	930	1,035
Total	$190,188	$196,179	$4,344	$6,341	$194,532	$202,520
Mortgage-backed, asset-
backed and collateralized
AAA	$25,363	$24,783	$2,118	$2,313	$27,481	$27,096
AA	4,401	4,078	1,041	1,549	5,442	5,627
A	7,534	7,606	528	494	8,062	8,100
BBB	4,529	3,813	557	620	5,086	4,433
Below investment grade	23,030	23,376	7,946	8,314	30,976	31,690
Non-rated	21	24	64	81	85	105
Total	$64,878	$63,680	$12,254	$13,371	$77,132	$77,051
Total
AAA	$38,452	$40,246	$5,787	$7,635	$44,239	$47,881
AA	40,655	40,808	1,189	1,773	41,844	42,581
A	61,520	64,299	687	736	62,207	65,035
BBB	78,564	79,420	792	870	79,356	80,290
Below investment grade	34,924	34,027	8,079	8,617	43,003	42,644
Non-rated	951	1,059	64	81	1,015	1,140
Total	$255,066	$259,859	$16,598	$19,712	$271,664	$279,571

Item 2 / INVESTMENTS

Available for Sale Investments

The following table presents the fair value of our available for sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2015	2014
Bonds available for sale:
U.S. government and government sponsored entities	$2,514	$2,992
Obligations of states, municipalities and political subdivisions	27,662	27,659
Non-U.S. governments	19,149	21,095
Corporate debt	140,863	144,433
Mortgage-backed, asset-backed and collateralized:
RMBS	36,248	37,520
CMBS	13,522	12,885
CDO/ABS	15,108	13,275
Total mortgage-backed, asset-backed and collateralized	64,878	63,680
Total bonds available for sale*	255,066	259,859
Equity securities available for sale:
Common stock	3,851	3,629
Preferred stock	25	25
Mutual funds	879	741
Total equity securities available for sale	4,755	4,395
Total	$259,821	$264,254

*    At June 30, 2015 and December 31, 2014, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $35.9 billion and $35.1 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	June 30,	December 31,
(in millions)	2015	2014
Japan	$5,488	$5,728
Canada	1,638	2,181
Germany	966	1,315
France	653	614
United Kingdom	638	648
Mexico	593	661
Netherlands	564	639
Norway	563	619
Singapore	528	545
Chile	396	395
Other	7,124	7,752
Total	$19,151	$21,097

Item 2 / INVESTMENTS

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	June 30, 2015
			Non-			December 31,
		Financial	Financial	Structured		2014
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$653	$1,292	$2,212	$(1)	$4,156	$4,498
Netherlands	564	1,012	1,694	445	3,715	4,276
Germany	966	321	2,233	28	3,548	4,155
Spain	37	187	1,004	17	1,245	1,557
Italy	9	159	967	11	1,146	1,245
Belgium	231	130	566	-	927	973
Ireland	-	-	644	633	1,277	850
Luxembourg	-	10	491	32	533	243
Finland	53	32	134	-	219	235
Austria	129	11	10	-	150	155
Other - EuroZone*	666	58	233	4	961	1,022
Total Euro-Zone	$3,308	$3,212	$10,188	$1,169	$17,877	$19,209
Remainder of Europe
United Kingdom	$638	$2,951	$7,843	$4,062	$15,494	$16,076
Switzerland	41	1,128	1,518	-	2,687	2,941
Sweden	177	538	258	-	973	1,135
Norway	563	52	155	-	770	846
Russian Federation	50	8	99	-	157	311
Other - Remainder of Europe	205	139	117	15	476	494
Total - Remainder of Europe	$1,674	$4,816	$9,990	$4,077	$20,557	$21,803
Total	$4,982	$8,028	$20,178	$5,246	$38,434	$41,012

*    At June 30, 2015, we did not have material credit exposure to the government of Greece.

Investments in Municipal Bonds

At June 30, 2015, the U.S. municipal bond portfolio of Non-Life Insurance Companies was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 96 percent of the portfolio rated A or higher.

Item 2 / INVESTMENTS

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	June 30, 2015
	State	Local		Total	December 31,
	General	General		Fair	2014
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
California	$35	$623	$3,963	$4,621	$4,707
New York	656	805	2,677	4,138	4,116
Texas	270	1,565	1,499	3,334	3,356
Massachusetts	724	-	776	1,500	1,417
Illinois	111	369	842	1,322	1,364
Washington	494	76	628	1,198	1,278
Florida	96	9	901	1,006	1,052
Virginia	66	63	853	982	918
Georgia	345	240	324	909	819
Arizona	-	98	690	788	734
Washington DC	297	22	349	668	607
Ohio	154	-	479	633	604
Pennsylvania	128	36	412	576	537
All other states(a)	1,099	568	4,320	5,987	6,150
Total(b)(c)	$4,475	$4,474	$18,713	$27,662	$27,659

(a) At June 30, 2015, we did not have material credit exposure to the government of Puerto Rico.

(b) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $3.5 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	June 30,	December 31,
(in millions)	2015	2014
Financial institutions:
Money Center /Global Bank Groups	$9,358	$10,682
Regional banks — other	505	543
Life insurance	3,345	3,575
Securities firms and other finance companies	423	422
Insurance non-life	5,540	5,625
Regional banks — North America	6,630	6,636
Other financial institutions	7,000	8,169
Utilities(a)	18,826	19,249
Communications	9,825	10,316
Consumer noncyclical	16,327	16,792
Capital goods	9,207	8,594
Energy(a)	16,069	16,494
Consumer cyclical	11,193	11,197
Basic	8,828	9,187
Other	17,787	16,952
Total (b)	$140,863	$144,433

(a) The Utilities and Energy amounts have been revised from $23,705 and $12,038 to $19,249 and $16,494, respectively, to conform to current industry classification, which are not considered material to previously issued financial statements.

Item 2 / INVESTMENTS

(b) At June 30, 2015 and December 31, 2014, approximately 92 percent and 93 percent, respectively, of these investments were rated investment grade.

Investments in RMBS

The following table presents AIG’s RMBS available for sale investments by year of vintage:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2015	2014
Total RMBS
2015	$279	$-
2014	924	871
2013	2,433	2,724
2012	2,213	2,382
2011	4,910	5,310
2010 and prior*	25,489	26,233
Total RMBS	$36,248	$37,520
Agency
2015	$173	$-
2014	823	799
2013	2,342	2,625
2012	2,104	2,234
2011	3,034	3,428
2010 and prior	2,903	3,324
Total Agency	$11,379	$12,410
Alt-A
2015	-	-
2014	-	-
2013	-	-
2012	-	-
2011	$-	$-
2010 and prior	13,387	13,001
Total Alt-A	$13,387	$13,001
Subprime
2015	-	-
2014	-	-
2013	-	-
2012	-	-
2011	-	-
2010 and prior	$2,353	$2,423
Total Subprime	$2,353	$2,423
Prime non-agency
2015	$-	$-
2014	-	-
2013	8	8
2012	93	126
2011	1,876	1,882
2010 and prior	6,424	7,047
Total Prime non-agency	$8,401	$9,063
Total Other housing related	$728	$623

*    Includes approximately $13.7 billion and $13.5 billion at June 30, 2015 and December 31, 2014, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination.  See Note 5 to the Condensed Consolidated Financial Statements for additional discussion on Purchased Credit Impaired (PCI) Securities.

Item 2 / INVESTMENTS

The following table presents our RMBS available for sale investments by credit rating:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2015	2014
Rating:
Total RMBS
AAA	$13,752	$14,699
AA	363	418
A	585	546
BBB	661	911
Below investment grade(a)	20,879	20,937
Non-rated	8	9
Total RMBS(b)	$36,248	$37,520
Agency RMBS
AAA	$11,374	$12,405
AA	5	5
Total Agency	$11,379	$12,410
Alt-A RMBS
AAA	$6	$7
AA	17	33
A	104	85
BBB	249	317
Below investment grade(a)	13,011	12,559
Total Alt-A	$13,387	$13,001
Subprime RMBS
AAA	$17	$18
AA	116	117
A	272	252
BBB	146	207
Below investment grade(a)	1,802	1,829
Total Subprime	$2,353	$2,423
Prime non-agency
AAA	$2,079	$2,076
AA	181	253
A	207	205
BBB	225	351
Below investment grade(a)	5,701	6,169
Non-rated	8	9
Total prime non-agency	$8,401	$9,063
Total Other housing related	$728	$623

(a) Includes certain RMBS that had experienced deterioration in credit quality since their origination. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion on PCI Securities.

(b) The weighted average expected life was six years at both June 30, 2015 and December 31, 2014.

Our underwriting practices for investing in RMBS, other asset‑backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Item 2 / INVESTMENTS

Investments in CMBS

The following table presents our CMBS available for sale investments:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2015	2014
CMBS (traditional)	$11,467	$11,265
Agency	1,354	1,372
Other	701	248
Total	$13,522	$12,885

The following table presents the fair value of our CMBS available for sale investments by rating agency designation and by vintage year:

					Below
					Investment
(in millions)	AAA	AA	A	BBB	Grade	Non-Rated	Total
June 30, 2015
Year:
2015	$368	$142	$93	$455	$-	$-	$1,058
2014	1,586	184	11	-	-	-	1,781
2013	2,635	436	90	56	-	-	3,217
2012	997	61	27	90	-	11	1,186
2011	1,019	20	37	22	-	-	1,098
2010 and prior	1,076	550	862	818	1,876	-	5,182
Total	$7,681	$1,393	$1,120	$1,441	$1,876	$11	$13,522
December 31, 2014
Year:
2014	$1,570	$183	$11	$-	$-	$-	$1,764
2013	2,684	442	91	58	-	-	3,275
2012	1,158	61	28	92	-	12	1,351
2011	1,022	20	37	21	-	-	1,100
2010 and prior	1,119	626	814	843	1,993	-	5,395
Total	$7,553	$1,332	$981	$1,014	$1,993	$12	$12,885

Item 2 / INVESTMENTS

The following table presents our CMBS available for sale investments by geographic region:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2015	2014
Geographic region:
New York	$3,065	$2,759
California	1,325	1,305
Texas	812	831
Florida	551	562
New Jersey	452	457
Virginia	390	389
Illinois	370	344
Pennsylvania	289	291
Georgia	268	286
Massachusetts	242	247
North Carolina	219	222
Maryland	217	222
All Other*	5,322	4,970
Total	$13,522	$12,885

*    Includes Non-U.S. locations.

The following table presents our CMBS available for sale investments by industry:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2015	2014
Industry:
Office	$3,949	$3,652
Retail	4,055	3,700
Multi-family*	2,865	2,889
Lodging	1,085	1,127
Industrial	742	679
Other	826	838
Total	$13,522	$12,885

*    Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable during the second quarter of 2015. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Item 2 / INVESTMENTS

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

	Fair value at	Fair value at
	June 30,	December 31,
(in millions)	2015	2014
Collateral Type:
Bank loans (CLO)	$7,914	$6,683
Other	270	388
Total	$8,184	$7,071

The following table presents our CDO available for sale investments by credit rating:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2015	2014
Rating:
AAA	$2,852	$1,922
AA	2,465	2,135
A	2,308	2,317
BBB	359	366
Below investment grade	200	331
Total	$8,184	$7,071

Commercial Mortgage Loans

At June 30, 2015, we had direct commercial mortgage loan exposure of $19.9 billion. At that date, over 99 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
June 30, 2015
State:
New York	90	$557	$2,556	$469	$302	$68	$186	$4,138	21%
California	108	66	600	443	552	594	322	2,577	13
New Jersey	47	487	354	333	-	30	33	1,237	6
Texas	58	58	546	116	169	187	54	1,130	6
Florida	84	143	161	393	117	137	151	1,102	6
Illinois	25	174	370	21	72	36	23	696	3
Pennsylvania	50	45	27	459	87	15	5	638	3
Massachusetts	21	8	194	360	-	-	34	596	3
Connecticut	20	279	154	24	99	-	-	556	3
Colorado	18	62	229	48	9	120	10	478	2
Other states	324	923	1,108	1,662	466	423	236	4,818	24
Foreign	149	482	920	90	166	243	15	1,916	10
Total*	994	$3,284	$7,219	$4,418	$2,039	$1,853	$1,069	$19,882	100%

Item 2 / INVESTMENTS

December 31, 2014
State:
New York	90	$545	$2,111	$285	$148	$68	$215	$3,372	18%
California	115	29	635	389	472	597	469	2,591	14
New Jersey	48	490	353	308	-	30	74	1,255	7
Florida	89	141	192	335	118	137	161	1,084	6
Texas	58	62	482	121	171	187	54	1,077	6
Illinois	24	175	327	26	73	36	-	637	3
Massachusetts	19	-	198	321	-	-	34	553	3
Colorado	18	62	158	48	-	120	101	489	2
Connecticut	23	279	155	5	43	-	-	482	2
Pennsylvania	49	45	89	170	107	16	5	432	2
Other states	349	920	1,140	1,738	494	310	281	4,883	26
Foreign	142	636	678	78	63	176	423	2,054	11
Total*	1,024	$3,384	$6,518	$3,824	$1,689	$1,677	$1,817	$18,909	100%

*    Does not reflect allowance for losses.

See Note 7 to the Consolidated Financial Statements in the 2014 Annual Report for additional discussion on commercial mortgage loans.

Impairments

The following table presents impairments by investment type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$73	$38	$163	$91
Equity securities, available for sale	79	10	86	11
Private equity funds and hedge funds	12	7	43	12
Subtotal	164	55	292	114
Other impairments:
Investments in life settlements	72	45	142	87
Other investments	25	20	47	55
Real estate	2	-	5	-
Total	$263	$120	$486	$256

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

Other-than-temporary impairment charges by reportable segment and impairment type:

	Non-Life	Life	Corporate
	Insurance	Insurance	and Other
(in millions)	Companies	Companies	Operations	Total
Three Months Ended June 30, 2015
Impairment Type:
Severity	$-	$-	$-	$-
Change in intent	-	9	79	88
Foreign currency declines	2	1	-	3
Issuer-specific credit events	27	43	-	70
Adverse projected cash flows	1	2	-	3
Total	$30	$55	$79	$164
Three Months Ended June 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-
Change in intent	1	-	-	1
Foreign currency declines	6	-	-	6
Issuer-specific credit events	11	33	-	44
Adverse projected cash flows	2	2	-	4
Total	$20	$35	$-	$55
Six Months Ended June 30, 2015
Impairment Type:
Severity	$2	$-	$-	$2
Change in intent	2	31	79	112
Foreign currency declines	14	18	-	32
Issuer-specific credit events	54	84	-	138
Adverse projected cash flows	3	5	-	8
Total	$75	$138	$79	$292
Six Months Ended June 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-
Change in intent	1	5	-	6
Foreign currency declines	7	3	-	10
Issuer-specific credit events	25	68	-	93
Adverse projected cash flows	2	3	-	5
Total	$35	$79	$-	$114

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended June 30, 2015
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	3	-	-	7	78	88
Foreign currency declines	-	-	-	3	-	3
Issuer-specific credit events	32	2	-	23	13	70
Adverse projected cash flows	3	-	-	-	-	3
Total	$38	$2	$-	$33	$91	$164
Three Months Ended June 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	-	1	1
Foreign currency declines	-	-	-	6	-	6
Issuer-specific credit events	23	4	-	1	16	44
Adverse projected cash flows	4	-	-	-	-	4
Total	$27	$4	$-	$7	$17	$55
Six Months Ended June 30, 2015
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	3	-	-	31	78	112
Foreign currency declines	-	-	-	32	-	32
Issuer-specific credit events	53	2	3	31	49	138
Adverse projected cash flows	8	-	-	-	-	8
Total	$64	$2	$3	$94	$129	$292
Six Months Ended June 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	5	1	6
Foreign currency declines	-	-	-	10	-	10
Issuer-specific credit events	37	5	21	8	22	93
Adverse projected cash flows	5	-	-	-	-	5
Total	$42	$5	$21	$23	$23	$114

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and credit rating:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended June 30, 2015
Rating:
AAA	$-	$-	$-	$-	$-	$-
AA	-	-	-	-	-	-
A	1	-	-	-	-	1
BBB	1	-	-	8	-	9
Below investment grade	36	2	-	24	-	62
Non-rated	-	-	-	1	91	92
Total	$38	$2	$-	$33	$91	$164
Three Months Ended June 30, 2014
Rating:
AAA	$-	$-	$-	$3	$-	$3
AA	-	-	-	1	-	1
A	-	-	-	1	-	1
BBB	2	-	-	2	-	4
Below investment grade	25	-	-	-	-	25
Non-rated	-	4	-	-	17	21
Total	$27	$4	$-	$7	$17	$55
Six Months Ended June 30, 2015
Rating:
AAA	$-	$-	$-	$4	$-	$4
AA	-	-	-	6	-	6
A	1	-	-	6	-	7
BBB	1	-	-	20	-	21
Below investment grade	62	2	3	54	-	121
Non-rated	-	-	-	4	129	133
Total	$64	$2	$3	$94	$129	$292
Six Months Ended June 30, 2014
Rating:
AAA	$-	$-	$-	$3	$-	$3
AA	2	-	-	2	-	4
A	-	-	-	1	-	1
BBB	2	-	-	3	-	5
Below investment grade	38	1	21	14	-	74
Non-rated	-	4	-	-	23	27
Total	$42	$5	$21	$23	$23	$114

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2015 and 2014 related to:

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

Item 2 / INVESTMENTS

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $180 million and $173 million in the three-month periods ended June 30, 2015 and 2014, respectively, and $368 million and $361 million in the six-month periods ended June 30, 2015 and 2014, respectively.  See Note 6 to the Consolidated Financial Statements in the 2014 Annual Report for a discussion of our other-than-temporary impairment accounting policy.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2015	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$43,042	$1,343	6,584	$13	$3	3	$-	$-	-	$43,055	$1,346	6,587
7-11 months	3,395	220	653	74	17	11	-	-	-	3,469	237	664
12 months or more	7,107	535	914	217	54	89	16	10	4	7,340	599	1,007
Total	$53,544	$2,098	8,151	$304	$74	103	$16	$10	4	$53,864	$2,182	8,258
Below investment
grade bonds
0-6 months	$4,874	$128	1,912	$3	$1	8	$7	$4	1	$4,884	$133	1,921
7-11 months	2,668	104	514	301	81	52	1	1	4	2,970	186	570
12 months or more	3,614	214	641	399	119	74	14	7	6	4,027	340	721
Total	$11,156	$446	3,067	$703	$201	134	$22	$12	11	$11,881	$659	3,212
Total bonds
0-6 months	$47,916	$1,471	8,496	$16	$4	11	$7	$4	1	$47,939	$1,479	8,508
7-11 months	6,063	324	1,167	375	98	63	1	1	4	6,439	423	1,234
12 months or more	10,721	749	1,555	616	173	163	30	17	10	11,367	939	1,728
Total(e)	$64,700	$2,544	11,218	$1,007	$275	237	$38	$22	15	$65,745	$2,841	11,470
Equity securities
0-11 months	$659	$47	125	$23	$6	32	$-	$-	-	$682	$53	157
12 months or more	27	4	3	10	3	-	-	-	-	37	7	3
Total	$686	$51	128	$33	$9	32	$-	$-	-	$719	$60	160

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at June 30, 2015.

(c)  For bonds, represents amortized cost.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the second quarter of 2015 was primarily attributable to decreases in the fair value of fixed maturity securities. For the six-month period ended June 30, 2015, net unrealized gains related to fixed maturity and equity securities decreased by $4.5 billion due to an increase in interest rates and widening of credit spreads.

The change in net unrealized gains and losses on investments for the second quarter of 2014 was primarily attributable to increases in the fair value of fixed maturity securities. Net unrealized gains related to fixed maturity and equity securities

Item 2 / INVESTMENTS

increased in the six-month period ended June 30, 2014 by $7.7 billion primarily due to the decrease in interest rates and narrowing of spreads.

See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of our investment portfolio.

Insurance Reserves

The following section provides discussion of insurance reserves for both the Non-Life Insurance Companies and the Life Insurance Companies.

Non-Life Insurance Companies

The following section provides discussion of the consolidated liability for unpaid losses and loss adjustment expenses for the Non-Life Insurance Companies.

The following table presents the components of AIG’s gross loss reserves by major lines of business on a U.S. statutory basis*:

	June 30,	December 31,
(in millions)	2015	2014
Other liability occurrence (including asbestos and environmental)	$18,426	$19,444
International	16,415	16,932
Workers' compensation (net of discount)	13,749	14,914
Other liability claims made	9,393	10,051
Property	2,843	3,515
Auto liability	2,150	2,237
Commercial multiple peril	1,870	1,886
Medical malpractice	1,506	1,626
Aircraft	1,458	1,402
Products liability	1,449	1,439
Accident and health	1,093	1,271
Mortgage guaranty / credit	901	1,008
Fidelity/surety	655	504
Other	1,031	1,031
Total	$72,939	$77,260

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

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table presents the components of net loss reserves:

	June 30,	December 31,
(in millions)	2015	2014
Gross loss reserves before reinsurance and discount	$76,251	$80,337
Less: discount	(3,312)	(3,077)
Gross loss reserves, net of discount, before reinsurance	72,939	77,260
Less: reinsurance recoverable*	(13,846)	(15,648)
Net liability for unpaid losses and loss adjustment expenses	$59,093	$61,612

*    Includes $1.4 billion and $1.5 billion of reinsurance recoverable under a retroactive reinsurance agreement at June 30, 2015 and December 31, 2014, respectively.

Gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.3 billion and $12.4 billion at June 30, 2015 and December 31, 2014, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements; each referred to generically as “deductibles”), primarily for U.S. commercial casualty business, where the Non-Life Insurance Companies manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. At June 30, 2015 and December 31, 2014, the Non-Life Insurance Companies held collateral totaling $9.7 billion and $9.4 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and assets in trusts.

The following table classifies the components of net loss reserves by business unit:

	June 30,	December 31,
(in millions)	2015	2014
Commercial Property Casualty:
Casualty	$31,753	$33,065
Financial lines	9,216	9,538
Specialty	5,861	5,786
Property	3,692	4,079
Total Commercial Property Casualty	50,522	52,468
Commercial Mortgage Guaranty	873	977
Consumer Personal Insurance
Personal lines	2,816	2,763
Accident and health	1,667	1,878
Total Consumer Personal Insurance	4,483	4,641
Other run-off insurance lines	3,215	3,526
Net liability for unpaid losses and loss adjustment expenses	$59,093	$61,612

Discounting of Reserves

The following table presents the components of loss reserve discount included above:

	June 30, 2015			December 31, 2014
		Run-off			Run-off
	Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total
U.S. workers' compensation:
Tabular	$623	$229	$852	$623	$229	$852
Non-tabular	1,702	749	2,451	1,525	689	2,214
Asbestos	-	9	9	-	11	11
Total reserve discount	$2,325	$987	$3,312	$2,148	$929	$3,077

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table presents the net reserve discount benefit (charge):

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
		Run-off			Run-off			Run-off			Run-off
	Property	Insurance		Property	Insurance		Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total	Casualty	Lines	Total	Casualty	Lines	Total
Current accident year	$58	$-	$58	$93	$-	$93	$104	$-	$104	$135	$-	$135
Accretion and other
adjustments to prior
year discount	(42)	(19)	(61)	(77)	(31)	(108)	(109)	(43)	(152)	(103)	(52)	(155)
Effect of interest rate
changes	254	149	403	-	-	-	182	101	283	-	-	-
Effect of re-pooling	-	-	-	-	-	-	-	-	-	110	-	110
Net reserve discount
benefit (charge)	$270	$130	$400	$16	$(31)	$(15)	$177	$58	$235	$142	$(52)	$90
Comprised of:
U.S. Workers'
compensation	$270	$131	$401	$16	$(16)	$-	$177	$60	$237	$142	$(35)	$107
Asbestos	$-	$(1)	$(1)	$-	$(15)	$(15)	$-	$(2)	$(2)	$-	$(17)	$(17)

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

The net increase in workers’ compensation discount in the three- and six-month periods ended June 30, 2015 of $401 million and $237 million, respectively, was primarily due to the increase in the referenced U.S. Treasury forward yield curve rates used for discounting under the prescribed or permitted practices. The increase in the forward yield curve component of the discount rates resulted in a $403 million and $283 million increase in the loss reserve discount, as Treasury rates generally increased along the payout pattern horizon in the three- and six-month periods ended June 30, 2015, respectively. In addition, the effects of the discount attributable to newly established reserves for accident year 2015 increased the discount by $58 million and $104 million in the three- and six-month periods ended June 30, 2015, respectively. These increases were partially offset by a $60 million and $150 million reduction for accident years 2014 and prior, primarily from accretion of discount on reserves for the three- and six-month periods ended June 30, 2015, respectively.

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

Quarterly Reserving Conclusion

AIG net loss reserves represent our best estimate of the liability for net losses and loss adjustment expenses as of June 30, 2015. While we regularly review the adequacy of established loss reserves, there can be no assurance that our ultimate loss reserves will not develop adversely in future years and materially exceed our loss reserves as of June 30, 2015. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net liability for unpaid losses and loss adjustment expenses
at beginning of period	$60,143	$63,956	$61,612	$64,316
Foreign exchange effect	(162)	95	(966)	44
Change due to retroactive asbestos reinsurance transaction	50	82	100	86
Losses and loss adjustment expenses incurred:
Current year, undiscounted	5,185	5,341	10,138	10,712
Prior years (favorable) unfavorable development, undiscounted(a)	317	(35)	341	150
Change in discount	(400)	15	(235)	(90)
Losses and loss adjustment expenses incurred(b)	5,102	5,321	10,244	10,772
Losses and loss adjustment expenses paid(b)	6,040	6,364	11,897	12,128
Net liability for unpaid losses and loss adjustment expenses
at end of period	$59,093	$63,090	$59,093	$63,090

(a) See tables below for details of prior year development by business unit, accident year and major class of business.

(b) These amounts exclude benefit from retroactive reinsurance.

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by business unit and major class of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Prior accident year development by major class of business:
Commercial Property Casualty - U.S. & Canada:
Excess casualty	$211	$(3)	$318	$10
Financial lines including professional liability	(2)	(50)	3	(67)
Primary casualty:
Loss-sensitive (offset by premium adjustments below)	(12)	68	(23)	64
Other	103	49	118	87
Specialty	32	33	46	98
Property excluding natural catastrophes	(51)	17	(109)	(5)
Natural catastrophes	(9)	(31)	(41)	(73)
All other, net	18	5	44	53
Total Commercial Property Casualty - U.S. & Canada	290	88	356	167
Commercial Property Casualty International:
Financial lines	(25)	16	(27)	119
Specialty	(7)	(22)	(17)	(12)
Property excluding natural catastrophes	-	(40)	(35)	(57)
Natural catastrophes	-	(42)	(1)	(47)
All other, net	9	5	8	(9)
Total Commercial Property Casualty - International	(23)	(83)	(72)	(6)
Total Commercial Property Casualty	267	5	284	161
Commercial Mortgage Guaranty	(17)	(89)	(17)	(62)
Consumer Personal Insurance - U.S. & Canada:
Natural catastrophes	(1)	-	(5)	(1)
All other, net	(23)	5	(37)	(22)
Total Consumer Personal Insurance - U.S. & Canada	(24)	5	(42)	(23)

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

Consumer Personal Insurance - International:
Natural catastrophes	-	(1)	-	(6)
All other, net	7	(20)	29	(1)
Total Consumer Personal Insurance - International	7	(21)	29	(7)
Total Consumer Personal Insurance	(17)	(16)	(13)	(30)
Run-off Insurance Lines - U.S. & Canada:
Asbestos and environmental (1986 and prior)	46	46	49	63
Run-off environmental (1987 to 2004)	37	23	37	23
Total all other, net	1	-	1	-
Total Run-off Insurance Lines - U.S. & Canada	84	69	87	86
Run-off Insurance Lines - International:
Asbestos and environmental (1986 and prior)	-	(4)	-	(4)
Total all other, net	-	-	-	(1)
Total Run-off Insurance Lines - International	-	(4)	-	(5)
Total Run-off Insurance Lines	84	65	87	81
Total prior year (favorable) unfavorable development	$317	$(35)	$341	$150

Premium adjustments on primary casualty loss sensitive business	12	(68)	23	(64)
Total prior year development, net of premium adjustments	$329	$(103)	$364	$86

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

In the three- and six-month periods ended June 30, 2015, the adverse prior year loss reserve development was $317 million and $341 million, respectively, which was driven by increased automobile claim severity in Excess and Primary Casualty, as well as adverse development from Asbestos and Environmental (1986 and prior), and Run-off Environmental (1987 to 2004). This was partially offset by Property excluding natural catastrophes, both domestically and internationally.

We have observed increases in both the frequency and severity of claims occurring in our primary and excess commercial automobile liability business since the recovery from the recent economic downturn, which have significantly outpaced the rate increases implemented during the same time. We believe a combination of factors are contributing to these increases such as a mix of business weighted towards Excess auto liability for commercial trucking; increased shipping activity potentially resulting in driver fatigue, a greater incidence of claims involving multiple severe injuries and fatalities and the general increase in damage awards.

We continue to react to these trends as new information emerges, including strengthening reserves during the annual detailed valuation review (DVR) of the commercial automobile liability business in 2012, 2013 and 2014 and through our selection of the current accident year loss ratios.  In addition, we made interim increases to reserves in periods between the annual DVR in 2014 and 2015.  The experience in accident years 2011 and subsequent has continued to deteriorate and the DVR conducted in the current quarter resulted in an increase of commercial automobile liability reserves by $285 million for the three-month period ended June 30, 2015, primarily in accident years 2011 through 2014.  This increase included $74 million for primary automobile and $211 million for excess automobile for the three-month period ended June 30, 2015. For the six-month period ended June 30, 2015, we recognized $402 million of adverse prior year loss development on commercial automobile liability business, including $91 million for primary automobile and $311 million for excess automobile.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The adverse prior year development in Run-off is driven by the annual reserve review of the Asbestos and Environmental (1986 and prior) and a reduction of the reinsurance recoverable on the Run-off Environmental (1987 to 2004).

We recognized return premiums on loss sensitive business of $12 million and $(68) million for the three-month periods ended June 30, of 2015 and 2014, respectively, and $23 million and $(64) million for the six-month periods ended June 30, of 2015 and 2014, respectively, which entirely offset favorable development in that business.

See Results of Operations — Commercial Insurance and Results of Operations — Consumer Personal Insurance Results herein for further discussion of net loss development.

The following table summarizes development, (favorable) or unfavorable, of  incurred losses and loss adjustment expenses for prior years, net of reinsurance, by accident year:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Prior accident year development by accident year:
Accident Year
2014	$40	$-	$(22)	$-
2013	70	(67)	65	(127)
2012	119	(43)	152	(90)
2011	16	(104)	22	(46)
2010	(3)	(3)	2	51
2009	(20)	50	(30)	98
2008	23	(5)	13	52
2007	(58)	(21)	(47)	(9)
2006	(3)	5	(8)	7
2005	(1)	14	(2)	13
2004 and prior (see table below)	134	139	196	201
Total prior year (favorable) unfavorable development	$317	$(35)	$341	$150

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss adjustment expenses for accident year 2004 and prior by major class of business and driver of development:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
2004 and prior accident year development by major class of
business and driver of development:
Excess Casualty - all other	$1	$7	$1	$19
Primary Casualty - loss sensitive business(a)	(3)	21	(15)	18
Primary Casualty - all other(b)	38	19	36	37
Run-off environmental (1987 to 2004)	47	23	47	23
Asbestos and Environmental (1986 and prior)	46	46	49	64
Commutations and Arbitrations(c)	(25)	3	(1)	49
All Other	30	20	79	(9)
Total prior year unfavorable development	$134	$139	$196	$201

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

As described more fully in the 2014 Annual Report, our reserves relating to asbestos and environmental claims reflect comprehensive ground‑up and top-down analyses performed periodically. In the six-month period ended June 30, 2015, we increased our gross asbestos reserves by $14 million and our net asbestos reserves by $6 million due to minor changes in estimates, accretion of discount, and anticipated uncollectible reinsurance.  For the same period, AIG increased its gross environmental reserves by $66 million and its net environmental reserves by $43 million to reflect the results of a top-down analysis of accident years 2004 and prior completed in the second quarter of 2015.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, the Non-Life Insurance Companies also have asbestos reserves relating to foreign risks written by non‑U.S. entities of $124 million gross and $98 million net as of June 30, 2015. The asbestos reserves relating to non‑U.S. risks written by non‑U.S. entities were $132 million gross and $105 million net as of December 31, 2014.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Six Months Ended June 30,	2015		2014
(in millions)	Gross	Net	Gross	Net
Asbestos:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$4,117	$388	$4,720	$529
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	102	-	88
Re-estimation of amounts recoverable under retroactive
reinsurance contracts(a)	-	(2)	-	(2)
Change in net loss reserves due to retroactive reinsurance	-	100	-	86
Losses and loss adjustment expenses incurred:
Undiscounted	9	5	(8)	10
Change in discount	5	3	30	18
Losses and loss adjustment expenses incurred(b)	14	8	22	28
Losses and loss adjustment expenses paid(b)	(332)	(193)	(421)	(261)
Liability for unpaid losses and loss adjustment expenses
at end of period	$3,799	$303	$4,321	$382
Environmental:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$368	$185	$313	$163
Losses and loss adjustment expenses incurred	66	43	119	50
Losses and loss adjustment expenses paid	(21)	(17)	(28)	(16)
Other changes	-	6	-	-
Liability for unpaid losses and loss adjustment expenses
at end of period	$413	$217	$404	$197

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

Combined:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$4,485	$573	$5,033	$692
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	102	-	88
Re-estimation of amount recoverable under retroactive
reinsurance contracts	-	(2)	-	(2)
Change in net loss reserves due to retroactive reinsurance	-	100	-	86
Losses and loss adjustment expenses incurred:
Undiscounted	75	48	111	60
Change in discount	5	3	30	18
Losses and loss adjustment expenses incurred	80	51	141	78
Losses and loss adjustment expenses paid	(353)	(210)	(449)	(277)
Other changes	-	6	-	-
Liability for unpaid losses and loss adjustment expenses
at end of period	$4,212	$520	$4,725	$579

(a) Re-estimation of amounts recoverable under retroactive reinsurance contracts includes effect of changes in reserve estimates and changes in discount.

(b) These amounts exclude benefit from retroactive reinsurance.

Life Insurance Companies DAC and Reserves

The following section provides discussion of deferred policy acquisition costs and insurance reserves for Life Insurance Companies.

DAC

The following table summarizes the major components of the changes in Life Insurance Companies DAC, including VOBA:
Six Months Ended June 30,
(in millions)	2015	2014
Balance, beginning of year	$7,258	$6,920
Acquisition costs deferred	596	537
Amortization expense:
Related to realized capital gains and losses	(64)	(9)
All other operating amortization	(476)	(406)
Increase (decrease) in DAC due to foreign exchange	(19)	(10)
Change related to unrealized depreciation (appreciation) of investments	363	(613)
Balance, end of period*	$7,658	$6,419

* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $8.7 billion and $8.1 billion at June 30, 2015 and 2014, respectively.

Estimated Gross Profits for Investment-Oriented Products

Policy acquisition costs and policy issuance costs that are incremental and directly related to the successful acquisition of new or renewal of existing contracts for investment-oriented products are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over a period that approximates the estimated lives of the contracts. Estimated gross profits include net investment income and spreads, net realized capital gains and losses, fees, surrender charges, expenses, and mortality gains and losses. If the assumptions used for estimated gross profits change significantly, DAC and related reserves (which may include VOBA, SIA, guaranteed benefit reserves and unearned revenue reserve) are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products.

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow DAC). The change in shadow DAC generally moves in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio. In addition, significant unrealized appreciation of investments in a prolonged low interest rate environment may cause additional future policy benefit liabilities to be recorded (shadow loss reserves). Market interest rates increased in the three-month period ended June 30, 2015, the first quarterly increase since 2013. As a result, the Life Insurance Companies’ unrealized appreciation of investments in the six-month period ended June 30, 2015 decreased by $3.4 billion compared to December 31, 2014, which resulted in an increase in shadow DAC and a decrease in shadow loss reserves. Shadow loss reserves were $331 million at June 30, 2015 compared to $1.2 billion at December 31, 2014.

Life Insurance Companies Reserves

The following table presents a rollforward of Life Insurance Companies’ insurance reserves, including separate accounts and mutual fund assets under management, by operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Institutional Markets:
Balance at beginning of period, gross	$35,120	$32,239	$35,080	$32,100
Premiums and deposits	680	195	826	342
Surrenders and withdrawals	(227)	(15)	(256)	(85)
Death and other contract benefits	(418)	(399)	(797)	(752)
Subtotal	35	(219)	(227)	(495)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	299	293	557	649
Cost of funds	102	103	204	203
Other reserve changes	(33)	(30)	(91)	(71)
Balance at end of period	35,523	32,386	35,523	32,386
Reserves related to unrealized appreciation of investments	314	1,065	314	1,065
Reinsurance ceded	(5)	(5)	(5)	(5)
Total insurance reserves	$35,832	$33,446	$35,832	$33,446
Retirement:
Balance at beginning of period, gross	$207,679	$198,534	$204,627	$195,493
Premiums and deposits	6,083	6,182	11,605	12,198
Surrenders and withdrawals	(4,240)	(4,416)	(8,666)	(8,732)
Death and other contract benefits	(1,041)	(978)	(1,968)	(1,822)
Subtotal	802	788	971	1,644
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(1,296)	3,215	892	4,699
Cost of funds	676	700	1,349	1,389
Other reserve changes	7	28	29	40
Balance at end of period	207,868	203,265	207,868	203,265
Reserves related to unrealized appreciation of investments	9	210	9	210
Reinsurance ceded	(364)	(360)	(364)	(360)
Total insurance reserves and mutual fund assets under management	$207,513	$203,115	$207,513	$203,115

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Life:
Balance at beginning of period, gross	$33,482	$32,817	$33,536	$32,810
Premiums and deposits	1,249	1,207	2,472	2,394
Surrenders and withdrawals	(164)	(211)	(386)	(427)
Death and other contract benefits	(260)	(194)	(507)	(384)
Subtotal	825	802	1,579	1,583
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(186)	(163)	(328)	(335)
Cost of funds	122	126	246	252
Other reserve changes	(610)	(496)	(1,400)	(1,224)
Balance at end of period	33,633	33,086	33,633	33,086
Reserves related to unrealized appreciation of investments	7	-	7	-
Reinsurance ceded	(1,444)	(1,332)	(1,444)	(1,332)
Total insurance reserves	$32,196	$31,754	$32,196	$31,754
Total Life Insurance Companies:
Balance at beginning of period, gross	$276,281	$263,590	$273,243	$260,403
Premiums and deposits	8,012	7,584	14,903	14,934
Surrenders and withdrawals	(4,631)	(4,642)	(9,308)	(9,244)
Death and other contract benefits	(1,719)	(1,571)	(3,272)	(2,958)
Subtotal	1,662	1,371	2,323	2,732
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(1,183)	3,345	1,121	5,013
Cost of funds	900	929	1,799	1,844
Other reserve changes	(636)	(498)	(1,462)	(1,255)
Balance at end of period	277,024	268,737	277,024	268,737
Reserves related to unrealized appreciation of investments	330	1,275	330	1,275
Reinsurance ceded	(1,813)	(1,697)	(1,813)	(1,697)
Total insurance reserves and mutual fund assets under management	$275,541	$268,315	$275,541	$268,315

Life Insurance Companies insurance reserves including separate accounts and mutual fund assets under management were comprised of the following balances:

	June 30,	December 31,
(in millions)	2015	2014
Future policy benefits*	$40,654	$40,931
Policyholder contract deposits	124,556	124,716
Separate account liabilities	82,124	80,025
Total insurance reserves	247,334	245,672
Mutual fund assets under management	28,207	27,052
Total insurance reserves and mutual fund assets under management	$275,541	$272,724

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Activity for the Six-Month Period Ended June 30, 2015

Sources

•      AIG Parent Funding from Subsidiaries

During the six-month period ended June 30, 2015, AIG Parent received $4.7 billion in dividends and loan repayments from subsidiaries.  Of this amount, $1.3 billion was dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $3.4 billion was dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies. The $4.7 billion in dividends and loan repayments included $2.8 billion of dividends that were declared during the fourth quarter of 2014.

AIG Parent also received $1.0 billion in tax sharing payments from our insurance businesses in the six-month period ended June 30, 2015, including $720 million of such payments during the second quarter of 2015.  The tax sharing payments may be subject to adjustment in future periods.

•      Debt Issuances(a)

In January 2015, we issued $1.2 billion aggregate principal amount of 3.875% Notes due 2035 and $800 million aggregate principal amount of 4.375% Notes due 2055.

In March 2015, we issued $350 million aggregate principal amount of 4.35% Callable Notes due 2045.

•      PICC P&C and Springleaf

In April 2015, AIG Parent received gross proceeds of approximately $500 million from the settlement of our March 30, 2015 sale of 256 million ordinary H shares of PICC P&C by means of a placement to certain institutional investors. In May 2015, AIG Parent received net proceeds of approximately $410 million from the sale of approximately 8.4 million shares of common stock of Springleaf Holdings, Inc.

•      AerCap

In June 2015, AIG Parent received gross proceeds of approximately $3.7 billion from the sale of approximately 86.9 million ordinary shares of AerCap by means of an underwritten public offering of approximately 71.2 million ordinary shares and a private sale of approximately 15.7 million ordinary shares to AerCap.

Uses

•    Debt Reduction(b)

In March 2015, we repurchased, through cash tender offers, approximately $1.0 billion aggregate principal amount of certain senior notes issued or guaranteed by AIG for an aggregate purchase price of approximately $1.1 billion.

In April 2015, we repurchased, through cash tender offers, (i) approximately $22 million aggregate principal amount of certain senior notes issued or guaranteed by AIG for an aggregate purchase price of approximately $24 million, and (ii) approximately $915 million aggregate principal amount of certain junior subordinated debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $1.25 billion.

We also made other repurchases and repayments of approximately $1.8 billion during the six-month period ended June 30, 2015. AIG Parent made interest payments on our debt instruments totaling $585 million during the six-month period ended June 30, 2015.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

•    Dividend

We paid a cash dividend of $0.125 per share on AIG Common Stock during each of the first and second quarters of 2015.

•    Repurchase of Common Stock(c)

We repurchased approximately 69 million shares of AIG Common Stock during the six-month period ended June 30, 2015, for an aggregate purchase price of approximately $3.7 billion. The total number of shares of AIG Common Stock repurchased in the six-month period ended June 30, 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014.

•    PICC P&C

During the six-month period ended June 30, 2015, AIG Parent purchased 440 million ordinary H shares of PICC P&C from our Non-Life Insurance Companies for approximately $864 million.

(a) In July 2015, we issued $1.25 billion aggregate principal amount of 3.750% Notes due 2025, $500 million aggregate principal amount of 4.700% Notes due 2035 and $750 million aggregate principal amount of 4.800% Notes due 2045. In addition, in July 2015, we issued $290 million aggregate principal amount of 4.90% Callable Notes due 2045.

(b) In July 2015, we repurchased, through cash tender offers, (i) approximately $142 million aggregate principal amount of certain senior notes issued by AIG for an aggregate purchase price of approximately $153 million, and (ii) approximately $3.3 billion of certain senior notes and junior subordinated notes issued or guaranteed by AIG for an aggregate purchase price of approximately $3.6 billion.

(c) Pursuant to an Exchange Act Rule 10b5-1 plan, from July 1 to July 31, 2015, we have repurchased approximately $965 million of additional shares of AIG Common Stock.

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Six Months Ended June 30,
(in millions)	2015	2014
Sources:
Net cash provided by operating activities	$493	$1,641
Net cash provided by changes in restricted cash	1,462	-
Net cash provided by other investing activities	3,824	4,290
Changes in policyholder contract balances	316	921
Issuance of long-term debt	2,774	3,028
Total sources	8,869	9,880
Uses:
Change in restricted cash	-	(628)
Repayments of long-term debt	(3,701)	(6,027)
Purchases of AIG Common Stock	(3,743)	(1,849)
Net cash used in other financing activities	(1,212)	(1,875)
Total uses	(8,656)	(10,379)
Effect of exchange rate changes on cash	(34)	(3)
Increase (decrease) in cash	$179	$(502)

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of AIG’s Condensed Consolidated Statements of Cash Flows:

Six Months Ended June 30,
(in millions)	2015	2014
Summary:
Net cash provided by operating activities	$493	$1,641
Net cash provided by investing activities	5,286	3,662
Net cash used in financing activities	(5,566)	(5,802)
Effect of exchange rate changes on cash	(34)	(3)
Increase (decrease) in cash	179	(502)
Cash at beginning of year	1,758	2,241
Change in cash of businesses held-for-sale	-	88
Cash at end of period	$1,937	$1,827

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $0.8 billion for the six-month period ended June 30, 2015 compared to $1.7 billion in the same period in the prior year. Excluding interest payments, AIG generated positive operating cash flow of $1.3 billion for the six-month period ended June 30, 2015 and $3.4 billion for the six-month period ended June 30, 2014.

Cash used in operating activities of our Non-Life Insurance Companies in the six-month period ended June 30, 2015 was $0.6 billion compared to $0.1 billion of cash provided in the same period of the prior year, primarily attributable to increases in loss payments in the six-month period ended June 30, 2015.

Cash provided by operating activities of our Life Insurance Companies was $0.9 billion in the six-month period ended June 30, 2015, compared to cash provided of $1.4 billion in the same period in the prior year, primarily due to a net decrease in other liabilities, partially offset by higher net income in the six-month period ended June 30, 2015.

Investing Cash Flow Activities

Net cash provided by investing activities in the six-month period ended June 30, 2015 included:

•    approximately $0.2 billion of cash collateral received in connection with the securities lending program launched during 2012 by our Life Insurance Companies; and

•    approximately $3.7 billion of net cash proceeds from the sale of AerCap.

Net cash provided by investing activities in the six-month period ended June 30, 2014 included:

•    approximately $1.0 billion of cash collateral received in connection with the securities lending program launched during 2012 by our Life Insurance Companies; and

•    approximately $2.4 billion of net cash proceeds from the sale of ILFC.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Financing Cash Flow Activities

Net cash used in financing activities in the six-month period ended June 30, 2015 included:

•    approximately $335 million in the aggregate to pay a dividend of $0.125 per share on AIG Common Stock in each of the first and second quarters of 2015;

•    approximately $3.7 billion to repurchase approximately 69 million shares of AIG Common Stock; and

•    approximately $3.7 billion to repay long-term debt.

Net cash used in financing activities for the six-month period ended June 30, 2014 included:

•    approximately $361 million in the aggregate to pay a dividend of $0.125 per share on AIG Common Stock in each of the first and second quarters of 2014;

•    approximately $1.9 billion to repurchase approximately 36 million shares of AIG Common Stock;

•    approximately $271 million to repay long-term debt of business held-for-sale; and

•    approximately $5.8 billion to repay long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of June 30, 2015, AIG Parent had approximately $18.1 billion in liquidity sources. AIG Parent’s liquidity sources are held in the form of cash, short-term investments and publicly traded, intermediate-term investment grade rated fixed maturity securities. Fixed maturity securities consist of U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, and corporate and municipal bonds. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, intermediate-term investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity. AIG Parent liquidity sources are monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries, as well as credit and contingent liquidity facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

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

We utilize our capital resources to support our businesses, with the majority of capital allocated to our insurance operations. Should we have or generate more capital than is needed to support our business strategies (including organic growth or acquisition opportunities) or mitigate risks inherent to our business, we may develop plans to distribute such capital to shareholders via dividends or share repurchase authorizations or deploy such capital towards liability management.

In the normal course, it is expected that a portion of the capital released by our insurance operations or through the utilization of AIG’s deferred tax assets may be available for distribution to shareholders. Additionally, it is expected that capital associated

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

with businesses or investments that do not directly support our insurance operations may be available for distribution to shareholders or deployment towards liability management upon its monetization.

In developing plans to distribute capital, AIG considers a number of factors, including, but not limited to: the capital resources available to support our insurance operations and business strategies, AIG’s funding capacity and capital resources in comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, as well as regulatory standards for capital and capital distributions.

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	June 30, 2015	December 31, 2014
Cash and short-term investments(a)	$7,669	$5,085
Unencumbered fixed maturity securities(b)	5,892	4,727
Total AIG Parent liquidity	13,561	9,812
Available capacity under syndicated credit facility(c)	4,000	4,000
Available capacity under contingent liquidity facility(d)	500	500
Total AIG Parent liquidity sources	$18,061	$14,312

(a) Cash and short-term investments include reverse repurchase agreements totaling $5.6 billion and $1.6 billion as of June 30, 2015 and December 31, 2014, respectively.

(b) Unencumbered securities consist of publicly traded, intermediate-term investment grade rated fixed maturity securities. Fixed maturity securities consist of U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, and corporate and municipal bonds.

(c)  For additional information relating to this syndicated credit facility, see Credit Facilities below.

(d) For additional information relating to the contingent liquidity facility, see Contingent Liquidity Facilities below.

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

Certain Non-Life Insurance Companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs may be used to supplement liquidity. As of June 30, 2015 and December 31, 2014, none of our Non-Life Insurance Companies had FHLB borrowings outstanding.

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

On April 30, 2015, AIG Parent and Ascot Corporate Name Limited (ACNL), a Non-Life Insurance Company, entered into a new $725 million letter of credit facility, which replaced the prior $625 million letter of credit facility. ACNL, as a member of the Lloyd’s of London insurance syndicate (Lloyd’s), is required to hold capital at Lloyd’s, known as Funds at Lloyds (FAL). Under the new facility, the entire FAL capital requirement of $625 million as of June 30, 2015, which supports the 2015, 2016 and 2017 years of account, was satisfied with a letter of credit in that amount issued under the facility.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

AIG generally manages capital between AIG Parent and our Non-Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with a Mortgage Guaranty insurance company. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of this Mortgage Guaranty insurance company at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of this Mortgage Guaranty insurance company is in excess of that same specified minimum required capital, subject to its board approval and compliance with applicable insurance laws, this Mortgage Guaranty insurance company would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital. As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. As of June 30, 2015, the minimum required capital for the CMA with the Mortgage Guaranty insurance company is based on a risk-to-capital ratio of 19 to 1.

In the six-month period ended June 30, 2015, our Non-Life Insurance Companies paid approximately $1.3 billion in dividends in the form of cash and fixed maturity securities to AIG Parent, of which $600 million represented the remainder of dividends that were declared by our Non-Life Insurance Companies in the fourth quarter of 2014. The fixed maturity securities included investment-grade government, corporate and sovereign bonds, as well as agency RMBS. In addition, in the six-month period ended June 30, 2015, our Non-Life Insurance Companies paid other non-cash dividends of $299 million to AIG Parent.

Life Insurance Companies

We expect that our Life Insurance Companies will be able to continue to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. Our Life Insurance Companies hold liquidity resources in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities.

Certain of our domestic Life Insurance Companies are members of the FHLBs in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our domestic Life Insurance Companies had outstanding borrowings from the FHLBs in an aggregate amount of $27 million and $44 million as of June 30, 2015 and December 31, 2014, respectively.

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

Certain of our domestic Life Insurance Companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these domestic Life Insurance Companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life Insurance Company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. At June 30, 2015, our domestic Life Insurance Companies had $843 million of securities subject to these agreements and $873 million of liabilities to borrowers for collateral received. Our domestic Life Insurance Companies had no securities subject to lending agreements and no collateral liability at December 31, 2014.

AIG generally manages capital between AIG Parent and our Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with AGC Life Insurance Company. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of AGC Life Insurance Company at or above a specified

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

minimum percentage of its projected NAIC Company Action Level Risk-Based Capital (RBC). As of June 30, 2015, the specified minimum percentage under this CMA was 250 percent.

Dividends and loan repayments from our domestic Life Insurance Companies to AIG Parent in the six-month period ended June 30, 2015 totaled $3.3 billion, which was comprised of cash and fixed maturity securities, of which $2.2 billion represented the remainder of dividends that were declared by our domestic operating Life Insurance Companies in the fourth quarter of 2014. The fixed maturity securities included investment-grade municipal, corporate and sovereign bonds, as well as agency RMBS.

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

As of June 30, 2015, a total of $4.0 billion remains available under the Five-Year Facility. Our ability to borrow under the Five-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Five-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Five-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Five-Year Facility would restrict our access to the Five-Year Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Five-Year Facility from time to time, and may use the proceeds for general corporate purposes.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

June 30, 2015		Payments due by Period
	Total	Remainder	2016 -	2018 -
(in millions)	Payments	of 2015	2017	2019	2020	Thereafter
Insurance operations
Loss reserves	$76,251	$11,019	$26,748	$13,579	$4,323	$20,582
Insurance and investment contract liabilities	225,601	7,133	28,105	25,230	11,715	153,418
Borrowings	706	-	-	-	-	706
Interest payments on borrowings	1,168	27	109	109	54	869
Other long-term obligations	18	3	10	3	2	-
Total	$303,744	$18,182	$54,972	$38,921	$16,094	$175,575
Other
Borrowings(a)	$25,562	$5,202	$2,692	$3,087	$1,308	$13,273
Interest payments on borrowings	15,716	574	2,242	1,770	796	10,334
Other long-term obligations	171	53	7	2	-	109
Total	$41,449	$5,829	$4,941	$4,859	$2,104	$23,716
Consolidated
Loss reserves	$76,251	$11,019	$26,748	$13,579	$4,323	$20,582
Insurance and investment contract liabilities	225,601	7,133	28,105	25,230	11,715	153,418
Borrowings(a)	26,268	5,202	2,692	3,087	1,308	13,979
Interest payments on borrowings	16,884	601	2,351	1,879	850	11,203
Other long-term obligations(b)	189	56	17	5	2	109
Total(c)	$345,193	$24,011	$59,913	$43,780	$18,198	$199,291

(a) In July 2015, we repurchased, through cash tender offers, (i) approximately $142 million aggregate principal amount of certain senior notes issued by AIG for an aggregate purchase price of approximately $153 million, and (ii) approximately $3.3 billion of certain senior notes and junior subordinated notes issued or guaranteed by AIG for an aggregate purchase price of approximately $3.6 billion. Accordingly, in the table above, these instruments are reported as maturing in the remainder of 2015 instead of their original maturity dates.

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

Borrowings

Our borrowings exclude those incurred by consolidated investments and include hybrid financial instrument liabilities recorded at fair value. We expect to repay the long-term debt maturities and interest accrued on borrowings by AIG through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt issuance and other financing arrangements. Borrowings supported by assets of AIG include various notes and bonds payable as well as GIAs that are supported by cash and investments held by AIG Parent and certain non-insurance subsidiaries for the repayment of those obligations.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

June 30, 2015		Amount of Commitment Expiring
	Total Amounts	Remainder	2016 -	2018 -
(in millions)	Committed	of 2015	2017	2019	2020	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$859	$30	$166	$628	$35	$-
Guarantees of indebtedness	194	164	30	-	-	-
All other guarantees(a)	3	-	-	1	-	2
Commitments:
Investment commitments(b)	2,434	1,411	524	201	31	267
Commitments to extend credit	2,150	1,053	249	671	78	99
Letters of credit	13	3	10	-	-	-
Total(c)	$5,653	$2,661	$979	$1,501	$144	$368
Other
Guarantees:
Liquidity facilities(d)	$77	$-	$-	$-	$-	$77
Standby letters of credit	214	212	1	1	-	-
All other guarantees	25	-	25	-	-	-
Commitments:
Investment commitments(b)	222	43	28	-	-	151
Commitments to extend credit(e)	501	1	-	500	-	-
Letters of credit	25	25	-	-	-	-
Other commercial commitments(f)	67	18	41	7	1	-
Total(c)	$1,131	$299	$95	$508	$1	$228
Consolidated
Guarantees:
Liquidity facilities(d)	$77	$-	$-	$-	$-	$77
Standby letters of credit	1,073	242	167	629	35	-
Guarantees of indebtedness	194	164	30	-	-	-
All other guarantees(a)	28	-	25	1	-	2
Commitments:
Investment commitments(b)	2,656	1,454	552	201	31	418
Commitments to extend credit(e)	2,651	1,054	249	1,171	78	99
Letters of credit	38	28	10	-	-	-
Other commercial commitments(f)	67	18	41	7	1	-
Total(c)	$6,784	$2,960	$1,074	$2,009	$145	$596

(a) Includes construction guarantees connected to affordable housing investments by our Life Insurance Companies. Excludes potential amounts for indemnification obligations included in asset sales agreements.  See Note 9 to the Condensed Consolidated Financial Statements for further information on indemnification obligations.

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

(e) Includes a five-year senior unsecured revolving credit facility between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility). The AerCap Credit Facility permits loans for general corporate purposes.  In June 2015, upon the receipt by AIG Parent of the $500 million principal amount of 6.50% fixed-to-floating rate junior subordinated notes issued by AerCap Global Aviation Trust, the aggregate commitment under the AerCap Credit Facility was reduced to $500 million from $1.0 billion. At June 30, 2015, no amounts were outstanding under the AerCap Credit Facility.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

(f)  Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2015 is expected to be approximately $65 million for U.S. and non-U.S. plans.

Arrangements with Variable Interest Entities

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business, and we consolidate a VIE when we are the primary beneficiary of the entity.  For a further discussion of our involvement with VIEs, see Note 7 to the Condensed Consolidated Financial Statements.

Indemnification Agreements

We are subject to financial guarantees and indemnity arrangements in connection with our sales of businesses. These arrangements may be triggered by declines in asset values, specified business contingencies, the realization of contingent liabilities, litigation developments, or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to time limitations, defined by contract or by operation of law, such as by prevailing statutes of limitation. Depending on the specific terms of the arrangements, the maximum potential obligation may or may not be subject to contractual limitations. For additional information regarding our indemnification agreements, see Note 9 to the Condensed Consolidated Financial Statements.

We have recorded liabilities for certain of these arrangements where it is possible to estimate them. These liabilities are not material in the aggregate. We are unable to develop a reasonable estimate of the maximum potential payout under some of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments under these arrangements.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Six Months Ended June 30, 2015	December 31,		and	Foreign	Other		June 30,
(in millions)	2014	Issuances	Repayments	Exchange	Changes		2015
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$15,570	$2,342	$-	$(70)	$4		$17,846
Subordinated debt	250	-	-	-	-		250
Junior subordinated debt	2,466	-	(803)	(37)	-		1,626
Loans and mortgages payable	-	-	-	-	-		-
AIGLH notes and bonds payable	284	-	-	-	-		284
AIGLH junior subordinated debt	536	-	(114)	-	-		422
Total AIG general borrowings	19,106	2,342	(917)	(107)	4		20,428
AIG borrowings supported by assets:(a)
MIP notes payable	2,870	-	(1,211)	(75)	(50)		1,534
Series AIGFP matched notes and bonds payable	34	-	(2)	-	5		37
GIAs, at fair value	4,648	171	(1,051)	-	(46)	(b)	3,722
Notes and bonds payable, at fair value	818	9	(271)	-	(9)	(b)	547
Total AIG borrowings supported by assets	8,370	180	(2,535)	(75)	(100)		5,840
Total debt issued or guaranteed by AIG	27,476	2,522	(3,452)	(182)	(96)		26,268
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	58	109	(53)	(5)	23		132
Debt of consolidated investments(c)	3,683	226	(288)	(14)	353	(d)	3,960
Total debt not guaranteed by AIG	3,741	335	(341)	(19)	376		4,092
Total debt	$31,217	$2,857	$(3,793)	$(201)	$280		$30,360

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent.  Collateral posted to third parties was $2.8 billion and $3.5 billion at June 30, 2015 and December 31, 2014, respectively.  This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  At June 30, 2015, includes debt of consolidated investment vehicles related to real estate investments of $2.4 billion, affordable housing partnership investments and securitizations of $979 million and other securitization vehicles and investments of $543 million.

(d)  Includes the effect of consolidating previously unconsolidated securitization vehicles.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Total DEBT OUTSTANDING

(in millions)

$30,360
$31,217
$20,428
$19,106
$5,840
$8,370
$4,092
$3,741
Total AIG general borrowings
Total AIG borrowings supported by assets
Total debt not guaranteed by AIG
June 30, 2015
December 31, 2014

Debt Maturities

The following table summarizes maturing debt at June 30, 2015 of AIG (excluding $4.0 billion of borrowings of consolidated investments) for the next four quarters:

	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter
(in millions)	2015	2015	2016	2016	Total
AIG general borrowings*	$3,833	$847	$-	$699	$5,379
AIG borrowings supported by assets*	390	132	28	66	616
Other subsidiaries notes, bonds, loans and
mortgages payable	-	25	-	-	25
Total	$4,223	$1,004	$28	$765	$6,020

*    In July 2015, we repurchased, through cash tender offers, (i) approximately $142 million aggregate principal amount of certain senior notes issued by AIG for an aggregate purchase price of approximately $153 million, and (ii) approximately $3.3 billion of certain senior notes and junior subordinated notes issued or guaranteed by AIG for an aggregate purchase price of approximately $3.6 billion. Accordingly, in the table above, these instruments are reported as maturing in the third quarter of 2015 instead of their original maturity dates.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents maturities of long-term debt (including unamortized original issue discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $4.0 billion in borrowings of consolidated investments:

June 30, 2015		Remainder	Year Ending
(in millions)	Total	of 2015	2016	2017	2018	2019	2020	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$17,846	$4,143	$988	$167	$968	$998	$1,228	$9,354
Subordinated debt	250	250	-	-	-	-	-	-
Junior subordinated debt*	1,626	287	-	-	-	-	-	1,339
AIGLH notes and bonds payable	284	-	-	-	-	-	-	284
AIGLH junior subordinated debt	422	-	-	-	-	-	-	422
Total AIG general borrowings	20,428	4,680	988	167	968	998	1,228	11,399
AIG borrowings supported by assets:
MIP notes payable*	1,534	142	249	800	343	-	-	-
Series AIGFP matched notes and
bonds payable	37	-	-	10	-	-	-	27
GIAs, at fair value	3,722	303	110	177	564	102	80	2,386
Notes and bonds payable, at fair value*	547	77	150	41	112	-	-	167
Total AIG borrowings supported by assets	5,840	522	509	1,028	1,019	102	80	2,580
Total debt issued or guaranteed by AIG	26,268	5,202	1,497	1,195	1,987	1,100	1,308	13,979
Other subsidiaries notes, bonds, loans
and mortgages payable	132	25	-	2	-	-	-	105
Total	$26,400	$5,227	$1,497	$1,197	$1,987	$1,100	$1,308	$14,084

* In July 2015, we repurchased, through cash tender offers, (i) approximately $142 million aggregate principal amount of certain senior notes issued by AIG for an aggregate purchase price of approximately $153 million, and (ii) approximately $3.3 billion of certain senior notes and junior subordinated notes issued or guaranteed by AIG for an aggregate purchase price of approximately $3.6 billion. Accordingly, in the table above, these instruments are reported as maturing in the remainder of 2015 instead of their original maturity dates.

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of July 31, 2015. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

In the event of adverse actions on our long-term debt ratings by the major rating agencies, AIGFP and certain other AIG entities would be required to post additional collateral under some derivative transactions or could experience termination of the transactions. Such requirements and terminations could adversely affect our business, our consolidated results of operations in a reporting period or our liquidity. In the event of a further downgrade of AIG’s long-term senior debt ratings, AIGFP and certain other AIG entities would be required to post additional collateral, and certain of the counterparties of AIGFP or of such other AIG entities would be permitted to terminate their contracts early.

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

Dividends and Repurchases of AIG Common Stock

On February 12, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on March 26, 2015 to shareholders of record on March 12, 2015. On April 30, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on June 25, 2015 to shareholders of record on June 11, 2015. On August 3, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.28 per share, payable on September 28, 2015 to shareholders of record on September 14, 2015. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 17 to the Consolidated Financial Statements in the 2014 Annual Report.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions.  On August 3, 2015, our Board of Directors authorized an additional increase of $5.0 billion to the share repurchase authorization, resulting in an aggregate remaining authorization on such date of approximately $6.3 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

During the six-month period ended June 30, 2015, we repurchased approximately 69 million shares of AIG Common Stock for an aggregate purchase price of approximately $3.7 billion pursuant to this authorization. The total number of shares of AIG Common Stock repurchased in the six-month period ended June 30, 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

agreement executed in the fourth quarter of 2014. Pursuant to an Exchange Act Rule 10b5-1 plan, from July 1 to July 31, 2015, we have repurchased approximately $965 million of additional shares of AIG Common Stock.

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

We are engaged in a variety of insurance, investment and other financial services businesses that generate market risk, directly and indirectly. We are exposed to market risks primarily within our insurance and capital markets activities, on both the asset and liability side of our balance sheet through on and off-balance sheet exposures. The chief risk officer within each business is responsible for properly identifying these risks, then ensuring that they are appropriately measured, monitored and managed in accordance with the risk governance framework established by the Chief Market Risk Officer (CMRO).

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

Item 2 / ENTERPRISE RISK MANAGEMENT

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	June 30,		December 31,		June 30,	December 31,
(dollars in millions)	2015		2014		2015	2014
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	266,299		273,885		(14,555)	(15,107)
Mortgage and other loans receivable	17,774		16,594		(984)	(921)
Preferred stock	23		19		(3)	(1)
Total interest rate sensitive assets	$284,096	(a)	$290,498	(a)	$(15,542)	$(16,029)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Hedge funds	11,347		10,798		(2,269)	(2,160)
Private equity	8,320		8,858		(1,664)	(1,772)
Real estate investments	4,591		3,612		(918)	(722)
PICC(b)	3,474		3,375		(695)	(675)
Common equity	2,091		2,044		(418)	(409)
Aircraft asset investments	596		651		(119)	(130)
AerCap(c)	489		4,972		(98)	(994)
Other investments	686		1,331		(138)	(266)
Total equity and alternative investments
exposure	$31,594		$35,641		$(6,319)	$(7,128)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position(d)	$12,148		$12,005		$(1,215)	$(1,201)

(a)  At June 30, 2015, the analysis covered $284.1 billion of $303.1 billion interest-rate sensitive assets. Excluded are $9.3 billion of loans, and $3.8 billion of investments in life settlements. In addition, $5.9 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2014, the analysis covered $290.4 billion of $308.9 billion interest-rate sensitive assets. Excluded are $8.4 billion of loans, and $3.8 billion of investments in life settlements. In addition, $6.3 billion of assets across various asset categories were excluded due to modeling limitations.

(b)  Includes our investments in PICC Group and PICC P&C.

(c)  In June 2015, we sold substantially all of our ordinary shares of AerCap. Our 2014 sensitivity calculation for AerCap was based on our carrying value rather than the stock price as of the applicable date, as we applied the equity method of accounting prior to the sale.

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

At June 30, 2015, our five largest foreign currency net asset positions were denominated in British pounds, Canadian dollars, euro, Hong Kong dollars and Japanese yen. Our foreign currency-denominated net asset position at June 30, 2015 increased by $143 million, compared to December 31, 2014. The increase was mostly due to a $1.1 billion increase in our euro position, primarily resulting from debt hedging; a $666 million increase in our Japanese yen position, primarily resulting from debt

Item 2 / ENTERPRISE RISK MANAGEMENT

hedging and unrealized appreciation of investments; and a $254 million increase in our Swiss franc position, primarily resulting from debt repurchases and hedging. These increases were partially offset by a $1.6 billion decrease in our British pound position, primarily resulting from the unwinding of a cross-currency swap, and a $297 million decrease in our Canadian dollar position, primarily resulting from dividend hedging.

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

AIG is regulated and supervised by the Board of Governors of the Federal Reserve System (FRB) due to its designation by the Financial Stability Oversight Council as a nonbank SIFI. As a nonbank SIFI, AIG is required each year to submit to the FRB and the Federal Deposit Insurance Corporation (FDIC) a plan for its rapid and orderly resolution in the event of material financial distress or failure, which must meet several specific requirements, including identifying material entities and core business lines, setting forth a detailed resolution strategy, providing detailed information regarding organizational structure, interconnections and interdependencies, and management information systems, among other elements. On March 26, 2015, the FRB and the FDIC permanently adjusted the annual resolution plan filing deadline for designated nonbank SIFIs, including AIG, from July 1 to December 31 of each year beginning in 2016.  The agencies previously granted a temporary extension of the 2015 resolution plan deadline for designated nonbank SIFIs, including AIG, from July 1 to December 31, 2015. The FRB has yet to complete the regulatory and capital framework that will be applicable to AIG as a nonbank SIFI.

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

CVA  Credit Valuation Adjustment  The CVA adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions. Also, the CVA reflects the fair value movement in AIGFP's asset portfolio that is attributable to credit movements only without the impact of other market factors such as interest rates and foreign exchange rates. Finally, the CVA also accounts for our own credit risk, in the fair value measurement of all net derivative liabilities positions and liabilities where AIG has elected the fair value option, when appropriate.

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

Master netting agreement  An agreement between two counterparties who have multiple derivative contracts with each other that provides for the net settlement of all contracts covered by such agreement, as well as pledged collateral, through a single payment, in a single currency, in the event of default on or upon termination of any one such contract.

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

Premiums and deposits – Institutional Markets include direct and assumed amounts received and earned on group benefit policies and life-contingent payout annuities and deposits received on investment-type annuity contracts including GICs.

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

Item 2 / GLOSSARY

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

Item 3 / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

Item 4. / Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of June 30, 2015.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 / Legal Proceedings

For a discussion of legal proceedings, see Note 9 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A./ Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2014 Annual Report.

ITEM 2 / UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock during the three months ended June 30, 2015:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
April 1 - 30	14,210,525	$56.34	14,210,525	$3,802
May 1 - 31	7,154,509	57.82	7,154,509	3,388
June 1 - 30	18,285,127	61.86	18,285,127	2,257
Total*	39,650,161	$59.15	39,650,161	$2,257

* On August 3, 2015, our Board of Directors authorized an additional increase to its previous repurchase authorization of $5.0 billion, resulting in an aggregate remaining authorization on such date of approximately $6.3 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

During the three-month period ended June 30, 2015, we repurchased approximately 40 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $2.3 billion.  Pursuant to an Exchange Act Rule 10b5-1 plan, from July 1 to July 31, 2015, we have repurchased approximately $965 million of additional shares of AIG Common Stock.

Item 4 / Mine Safety Disclosures

Not applicable.

Item 6 / Exhibits

See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ DAVID L. HERZOG
David L. Herzog
Executive Vice President
Chief Financial Officer
Principal Financial Officer

/S/ ELIAS F. HABAYEB
Elias F. Habayeb
Senior Vice President
Deputy Chief Financial Officer and
Group Controller
Principal Accounting Officer

Dated: August 3, 2015

EXHIBIT INDEX

Exhibit Number	Description	Location
4	Instruments defining the rights of security holders, including indentures
	(1) Twenty-Sixth Supplemental Indenture, dated as of July 10, 2015, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on July 10, 2015 (File No. 1-8787).
	(2) Twenty-Seventh Supplemental Indenture, dated as of July 10, 2015, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.2 to AIG's Current Report on Form 8-K filed with the SEC on July 10, 2015 (File No. 1-8787).
	(3) Twenty-Eighth Supplemental Indenture, dated as of July 10, 2015, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.3 to AIG's Current Report on Form 8-K filed with the SEC on July 10, 2015 (File No. 1-8787).
	(4) Twenty-Ninth Supplemental Indenture, dated as of July 17, 2015, between AIG and The Bank of New York Mellon, as Trustee	Filed herewith.
(5) Form of the 2025 Notes (included in Exhibit 4(1))
(6) Form of the 2035 Notes (included in Exhibit 4(2))
(7) Form of the 2045 Notes (included in Exhibit 4(3))
(8) Form of the 2045 Callable Notes (included in Exhibit 4(4))
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications*	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statement of Equity for the six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

*    This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.