Form 10-Q/A
period 2015-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2015-08-04
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to American International Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (the Form 10-Q) is to file Exhibit 101 with the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (XBRL) data associated with the Form 10-Q was omitted from that filing.  No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

Exhibit 101 consists of the following materials from the Form 10-Q, filed with the Securities and Exchange Commission on August 3, 2015, formatted in XBRL:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

PART II – OTHER INFORMATION

Item 6 / Exhibits

See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2015

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
(4)* Twenty-Ninth Supplemental Indenture, dated as of July 17, 2015, between AIG and The Bank of New York Mellon, as Trustee
(5) Form of the 2025 Notes (included in Exhibit 4(1))
(6) Form of the 2035 Notes (included in Exhibit 4(2))
(7) Form of the 2045 Notes (included in Exhibit 4(3))
(8)* Form of the 2045 Callable Notes (included in Exhibit 4(4))
11*	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12*	Computation of Ratios of Earnings to Fixed Charges
31*	Rule 13a-14(a)/15d-14(a) Certifications
32*	Section 1350 Certifications
101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statement of Equity for the six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

* Exhibit filed or furnished with American International Group, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2015.

** Filed with this 10-Q/A.