Form 10-Q
period 2015-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2015-11-02
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of October 29, 2015, there were 1,237,012,512 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American International Group, Inc.

CONDENSED Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in millions, except for share data)	2015	2014
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2015 - $241,985; 2014 - $243,307)	$252,954	$259,859
Other bond securities, at fair value (See Note 5)	16,822	19,712
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2015 - $1,806; 2014 - $1,930)	3,792	4,395
Other common and preferred stock, at fair value (See Note 5)	1,066	1,049
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2015 - $11; 2014 - $6)	28,236	24,990
Other invested assets (portion measured at fair value: 2015 - $9,333; 2014 - $9,394)	31,123	34,518
Short-term investments (portion measured at fair value: 2015 - $2,733; 2014 - $1,684)	12,408	11,243
Total investments	346,401	355,766

Cash	1,569	1,758
Accrued investment income	2,696	2,712
Premiums and other receivables, net of allowance	12,078	12,031
Reinsurance assets, net of allowance	20,542	21,959
Deferred income taxes	19,511	19,339
Deferred policy acquisition costs	10,537	9,827
Other assets, including restricted cash of $247 in 2015 and $2,025 in 2014	11,515	12,153
Separate account assets, at fair value	77,136	80,036
Total assets	$501,985	$515,581
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$71,436	$77,260
Unearned premiums	22,686	21,324
Future policy benefits for life and accident and health insurance contracts	42,991	42,749
Policyholder contract deposits (portion measured at fair value: 2015 - $2,287; 2014 - $1,561)	126,641	124,613
Other policyholder funds (portion measured at fair value: 2015 - $8; 2014 - $8)	4,192	4,669
Other liabilities (portion measured at fair value: 2015 - $298; 2014 - $350)	26,565	26,441
Long-term debt (portion measured at fair value: 2015 - $3,985; 2014 - $5,466)	30,719	31,217
Separate account liabilities	77,136	80,036
Total liabilities	402,366	408,309
Contingencies, commitments and guarantees (see Note 9)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2015 - 1,906,671,492 and
2014 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2015 - 659,876,877 shares; 2014 - 530,744,521 shares	(26,881)	(19,218)
Additional paid-in capital	81,435	80,958
Retained earnings	33,122	29,775
Accumulated other comprehensive income	6,557	10,617
Total AIG shareholders’ equity	98,999	106,898
Non-redeemable noncontrolling interests	620	374
Total equity	99,619	107,272
Total liabilities and equity	$501,985	$515,581

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)  (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2015	2014	2015	2014
Revenues:
Premiums	$8,862	$9,486	$27,229	$28,046
Policy fees	701	677	2,066	1,948
Net investment income	3,206	4,028	10,870	12,108
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(225)	(34)	(460)	(116)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(17)	(1)	(31)	(21)
Net other-than-temporary impairments on available for sale
securities recognized in net income (loss)	(242)	(35)	(491)	(137)
Other realized capital gains (losses)	(100)	571	1,616	683
Total net realized capital gains (losses)	(342)	536	1,125	546
Aircraft leasing revenue	-	-	-	1,602
Other income	395	1,970	3,206	4,746
Total revenues	12,822	16,697	44,496	48,996
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,936	7,203	20,587	20,771
Interest credited to policyholder account balances	881	882	2,758	2,800
Amortization of deferred policy acquisition costs	1,275	1,288	3,981	3,989
General operating and other expenses	3,175	3,151	9,214	9,889
Interest expense	321	430	977	1,372
Aircraft leasing expenses	-	-	-	1,585
Loss on extinguishment of debt	346	742	756	1,014
Net (gain) loss on sale of divested businesses	3	(18)	10	(2,196)
Total benefits, claims and expenses	12,937	13,678	38,283	39,224
Income (loss) from continuing operations before income tax expense	(115)	3,019	6,213	9,772
Income tax expense	65	820	2,142	2,908
Income (loss) from continuing operations	(180)	2,199	4,071	6,864
Income (loss) from discontinued operations, net of income tax expense	(17)	2	-	(15)
Net income (loss)	(197)	2,201	4,071	6,849
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	34	9	34	(25)
Net income (loss) attributable to AIG	$(231)	$2,192	$4,037	$6,874

Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(0.17)	$1.54	$3.05	$4.78
Income (loss) from discontinued operations	$(0.01)	$-	$-	$(0.01)
Net income (loss) attributable to AIG	$(0.18)	$1.54	$3.05	$4.77
Diluted:
Income (loss) from continuing operations	$(0.17)	$1.52	$2.97	$4.72
Income (loss) from discontinued operations	$(0.01)	$-	$-	$(0.01)
Net income (loss) attributable to AIG	$(0.18)	$1.52	$2.97	$4.71
Weighted average shares outstanding:
Basic	1,279,072,748	1,419,239,774	1,324,407,969	1,440,148,774
Diluted	1,279,072,748	1,442,067,842	1,357,108,784	1,459,483,233
Dividends declared per common share	$0.280	$0.125	$0.530	$0.375

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net income (loss)	$(197)	$2,201	$4,071	$6,849
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on
which other-than-temporary credit impairments were taken	(61)	59	(169)	174
Change in unrealized appreciation (depreciation) of all other investments	(857)	(168)	(3,309)	4,972
Change in foreign currency translation adjustments	(238)	(78)	(734)	(189)
Change in retirement plan liabilities adjustment	92	6	148	13
Other comprehensive income (loss)	(1,064)	(181)	(4,064)	4,970
Comprehensive income (loss)	(1,261)	2,020	7	11,819
Comprehensive income (loss) attributable to noncontrolling interests	33	8	30	(26)
Comprehensive income (loss) attributable to AIG	$(1,294)	$2,012	$(23)	$11,845

See accompanying Notes to Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED Statements of Equity  (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Nine Months Ended September 30, 2015
Balance, beginning of year	$4,766	$(19,218)	$80,958	$29,775	$10,617	$106,898	$374	$107,272
Purchase of common stock	-	(7,663)	-	-	-	(7,663)	-	(7,663)
Net income attributable to AIG or
noncontrolling interests	-	-	-	4,037	-	4,037	34	4,071
Dividends	-	-	-	(687)	-	(687)	-	(687)
Other comprehensive loss	-	-	-	-	(4,060)	(4,060)	(4)	(4,064)
Deferred income taxes	-	-	(7)	-	-	(7)	-	(7)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	214	214
Contributions from noncontrolling interests	-	-	-	-	-	-	(2)	(2)
Distributions to noncontrolling interests	-	-	-	-	-	-	(5)	(5)
Other	-	-	484	(3)	-	481	9	490
Balance, end of period	$4,766	$(26,881)	$81,435	$33,122	$6,557	$98,999	$620	$99,619

Nine Months Ended September 30, 2014
Balance, beginning of year	$4,766	$(14,520)	$80,899	$22,965	$6,360	$100,470	$611	$101,081
Purchase of common stock	-	(3,200)	-	-	-	(3,200)	-	(3,200)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	6,874	-	6,874	(25)	6,849
Dividends	-	-	-	(539)	-	(539)	-	(539)
Other comprehensive income (loss)	-	-	-	-	4,971	4,971	(1)	4,970
Net decrease due to dispositions	-	-	-	-	-	-	(123)	(123)
Contributions from noncontrolling interests	-	-	-	-	-	-	13	13
Distributions to noncontrolling interests	-	-	-	-	-	-	(78)	(78)
Other	-	-	5	-	-	5	5	10
Balance, end of period	$4,766	$(17,720)	$80,904	$29,300	$11,331	$108,581	$402	$108,983

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended September 30,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$4,071	$6,849
Loss from discontinued operations	-	15
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gains on sales of securities available for sale and other assets	(660)	(602)
Net (gain) loss on sale of divested businesses	10	(2,196)
Losses on extinguishment of debt	756	1,014
Unrealized gains in earnings - net	(550)	(797)
Equity in income from equity method investments, net of dividends or distributions	(684)	(1,106)
Depreciation and other amortization	3,502	3,372
Impairments of assets	886	415
Changes in operating assets and liabilities:
Insurance reserves	(1,618)	184
Premiums and other receivables and payables - net	(389)	41
Reinsurance assets and funds held under reinsurance treaties	1,396	(64)
Capitalization of deferred policy acquisition costs	(4,376)	(4,546)
Current and deferred income taxes - net	1,736	2,291
Other, net	(1,846)	(513)
Total adjustments	(1,837)	(2,507)
Net cash provided by operating activities	2,234	4,357
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale investments	20,846	16,063
Other securities	4,895	3,936
Other invested assets	7,015	3,034
Divested businesses, net	-	2,348
Maturities of fixed maturity securities available for sale	18,427	18,628
Principal payments received on and sales of mortgage and other loans receivable	3,298	2,552
Purchases of:
Available for sale investments	(36,333)	(34,630)
Other securities	(1,622)	(301)
Other invested assets	(2,675)	(3,205)
Mortgage and other loans receivable	(6,845)	(4,945)
Net change in restricted cash	1,476	(660)
Net change in short-term investments	(1,028)	2,342
Other, net	(774)	(295)
Net cash provided by investing activities	6,680	4,867
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	12,216	12,311
Policyholder contract withdrawals	(10,801)	(11,036)
Issuance of long-term debt	6,449	5,827
Repayments of long-term debt	(8,343)	(11,561)
Purchase of Common Stock	(7,473)	(3,403)
Dividends paid	(687)	(539)
Other, net	(425)	(1,200)
Net cash (used in) financing activities	(9,064)	(9,601)
Effect of exchange rate changes on cash	(39)	(19)
Net decrease in cash	(189)	(396)
Cash at beginning of year	1,758	2,241
Change in cash of businesses held-for-sale	-	88
Cash at end of period	$1,569	$1,933

Supplementary Disclosure of Condensed Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$1,112	$2,496
Taxes	$406	$614
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,801	$3,007
Non-cash consideration received from sale of ILFC	$-	$4,586
Non-cash consideration received from sale of AerCap	$500	$-
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

Interim-period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2015 and prior to the issuance of these Condensed Consolidated Financial Statements.

Sale of ILFC and shares of AerCap

On May 14, 2014, we completed the sale of 100 percent of the common stock of International Lease Finance Corporation (ILFC) to AerCap Ireland Limited, a wholly owned subsidiary of AerCap Holdings N.V. (AerCap), in exchange for total consideration of approximately $7.6 billion, including cash and 97.6 million newly-issued AerCap common shares (the AerCap Transaction). The total value of the consideration was based in part on AerCap’s closing price per share of $47.01 on May 13, 2014. ILFC’s results of operations are reflected in Aircraft leasing revenue and Aircraft leasing expenses in the Condensed Consolidated Statements of Income (Loss) through the date of the completion of the sale.

In June 2015, we sold 86.9 million ordinary shares of AerCap by means of an underwritten public offering of 71.2 million ordinary shares and a private sale of 15.7 million ordinary shares to AerCap. We received cash proceeds of approximately $3.7 billion, reflecting proceeds of approximately $3.4 billion from the underwritten offering and cash proceeds of $250 million from the private sale of shares to AerCap. In connection with the closing of the private sale of shares to AerCap, we also received $500 million of 6.50% fixed-to-floating rate junior subordinated notes issued by AerCap Global Aviation Trust and guaranteed by AerCap and certain of its subsidiaries. These notes, included in Bonds available for sale, mature in 2045 and are callable beginning in 2025.  We accounted for our interest in AerCap using the equity method of accounting through the date of the June 2015 sale, and as available for sale thereafter.  In August 2015, we sold our remaining 10.7 million ordinary shares of AerCap by means of an underwritten public offering and received proceeds of approximately $500 million.

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

Future Application of Accounting Standards

Revenue Recognition

In May 2014, the FASB issued an accounting standard that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and certain other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our other activities.

The standard is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively or through a cumulative effect adjustment to retained earnings at the date of adoption. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We plan to adopt the standard on its required effective date of January 1, 2018 and are assessing the impact of the standard on our consolidated financial condition, results of operations and cash flows.

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

Item 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued an accounting standard that provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change generally accepted accounting principles applicable to a customer's accounting for service contracts.  Consequently, all software licenses will be accounted for consistent with other licenses of intangible assets.

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

3. SEGMENT INFORMATION

We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources through two reportable segments:  Commercial Insurance and Consumer Insurance as well as a Corporate and Other category.  The Corporate and Other category consists of businesses and items not allocated to our reportable segments.

We evaluate performance based on revenue and pre-tax operating income (loss).  Pre-tax operating income (loss) is derived by excluding certain items from net income (loss) attributable to AIG.  See the table below for items excluded from pre-tax operating income (loss).

Item 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present our operations by reportable segment:

	2015		2014
		Pre-Tax		Pre-Tax
Three Months Ended September 30,	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance
Property Casualty	$5,715	$569	$6,425	$952
Mortgage Guaranty	266	162	262	135
Institutional Markets	578	84	626	153
Total Commercial Insurance	6,559	815	7,313	1,240
Consumer Insurance
Retirement	2,203	635	2,472	1,094
Life	1,578	(40)	1,575	50
Personal Insurance	2,871	62	3,163	120
Total Consumer Insurance	6,652	657	7,210	1,264
Corporate and Other*	109	(613)	1,121	149
AIG consolidation and elimination	(141)	(11)	(168)	(68)
Total AIG consolidated revenues and pre-tax operating income	13,179	848	15,476	2,585
Reconciling items from Total revenues and Pre-tax operating income (loss) to revenues and pre-tax income (loss):
Changes in fair values of fixed maturity securities designated to
hedge living benefit liabilities, net of interest expense	4	4	32	32
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	(2)	-	(45)
Loss on extinguishment of debt	-	(346)	-	(742)
Net realized capital gains (loss)	(342)	(342)	536	536
Net gain (loss) on sale of divested businesses	-	(3)	-	17
Non-operating litigation reserves and settlements	-	30	653	636
Reserve development related to non-operating run-off insurance business	-	(30)	-	-
Restructuring and other costs	-	(274)	-	-
Other	(19)	-	-	-
Revenues and pre-tax income (loss)	$12,822	$(115)	$16,697	$3,019

	2015		2014
		Pre-Tax		Pre-Tax
Nine Months Ended September 30,	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance
Property Casualty	$17,904	$2,931	$18,868	$3,313
Mortgage Guaranty	791	464	769	421
Institutional Markets	2,374	382	2,028	552
Total Commercial Insurance	21,069	3,777	21,665	4,286
Consumer Insurance
Retirement	7,056	2,239	7,367	2,773
Life	4,823	280	4,745	500
Personal Insurance	8,602	106	9,356	278
Total Consumer Insurance	20,481	2,625	21,468	3,551
Corporate and Other*	2,270	(79)	3,218	39
AIG consolidation and elimination	(416)	(80)	(356)	(42)
Total AIG consolidated revenues and pre-tax operating income	43,404	6,243	45,995	7,834

Item 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Reconciling items from Total revenues and Pre-tax operating income (loss) to revenues and pre-tax income:
Changes in fair values of fixed maturity securities designated to
hedge living benefit liabilities, net of interest expense	(39)	(39)	162	162
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	(84)	-	(90)
Loss on extinguishment of debt	-	(756)	-	(1,014)
Net realized capital gains	1,125	1,125	546	546
Net gain (loss) on sale of divested businesses	(48)	(58)	1,602	2,189
Non-operating litigation reserves and settlements	91	86	691	145
Reserve development related to non-operating run-off insurance business	-	(30)	-	-
Restructuring and other costs	-	(274)	-	-
Other	(37)	-	-	-
Revenues and pre-tax income	$44,496	$6,213	$48,996	$9,772

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

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2015				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting*	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$8	$1,874	$-	$-	$-	$1,882
Obligations of states, municipalities and political subdivisions	-	25,406	2,140	-	-	27,546
Non-U.S. governments	709	17,688	31	-	-	18,428
Corporate debt	-	137,646	2,476	-	-	140,122
RMBS	-	18,766	16,859	-	-	35,625
CMBS	-	10,988	2,729	-	-	13,717
CDO/ABS	-	9,526	6,108	-	-	15,634
Total bonds available for sale	717	221,894	30,343	-	-	252,954
Other bond securities:
U.S. government and government sponsored entities	155	3,658	-	-	-	3,813
Obligations of states, municipalities and political subdivisions	-	75	-	-	-	75
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	1,233	16	-	-	1,249
RMBS	-	784	1,501	-	-	2,285
CMBS	-	600	219	-	-	819
CDO/ABS	-	1,432	7,147	-	-	8,579
Total other bond securities	155	7,784	8,883	-	-	16,822
Equity securities available for sale:
Common stock	2,961	-	-	-	-	2,961
Preferred stock	23	-	-	-	-	23
Mutual funds	806	2	-	-	-	808
Total equity securities available for sale	3,790	2	-	-	-	3,792
Other equity securities	1,044	-	22	-	-	1,066
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets	2	4,371	4,960	-	-	9,333
Derivative assets:
Interest rate contracts	-	4,070	13	-	-	4,083
Foreign exchange contracts	-	836	-	-	-	836
Equity contracts	121	14	40	-	-	175
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	3	-	-	3
Other contracts	-	-	27	-	-	27
Counterparty netting and cash collateral	-	-	-	(1,691)	(2,129)	(3,820)
Total derivative assets	121	4,920	83	(1,691)	(2,129)	1,304
Short-term investments	1,032	1,701	-	-	-	2,733
Separate account assets	72,370	4,766	-	-	-	77,136
Total	$79,231	$245,438	$44,302	$(1,691)	$(2,129)	$365,151
Liabilities:
Policyholder contract deposits	$-	$38	$2,249	$-	$-	$2,287
Other policyholder funds	-	8	-	-	-	8

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivative liabilities:
Interest rate contracts	-	2,787	71	-	-	2,858
Foreign exchange contracts	-	1,208	7	-	-	1,215
Equity contracts	-	82	1	-	-	83
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	531	-	-	531
Other contracts	-	1	78	-	-	79
Counterparty netting and cash collateral	-	-	-	(1,691)	(910)	(2,601)
Total derivative liabilities	-	4,078	688	(1,691)	(910)	2,165
Long-term debt	-	3,795	190	-	-	3,985
Other liabilities	116	182	-	-	-	298
Total	$116	$8,101	$3,127	$(1,691)	$(910)	$8,743
December 31, 2014				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting*	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$322	$2,670	$-	$-	$-	$2,992
Obligations of states, municipalities and political subdivisions	-	25,500	2,159	-	-	27,659
Non-U.S. governments	742	20,323	30	-	-	21,095
Corporate debt	-	142,550	1,883	-	-	144,433
RMBS	-	20,715	16,805	-	-	37,520
CMBS	-	10,189	2,696	-	-	12,885
CDO/ABS	-	7,165	6,110	-	-	13,275
Total bonds available for sale	1,064	229,112	29,683	-	-	259,859
Other bond securities:
U.S. government and government sponsored entities	130	5,368	-	-	-	5,498
Obligations of states, municipalities and political subdivisions	-	122	-	-	-	122
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	719	-	-	-	719
RMBS	-	989	1,105	-	-	2,094
CMBS	-	708	369	-	-	1,077
CDO/ABS	-	2,751	7,449	-	-	10,200
Total other bond securities	130	10,659	8,923	-	-	19,712
Equity securities available for sale:
Common stock	3,626	2	1	-	-	3,629
Preferred stock	25	-	-	-	-	25
Mutual funds	738	3	-	-	-	741
Total equity securities available for sale	4,389	5	1	-	-	4,395
Other equity securities	1,024	25	-	-	-	1,049
Mortgage and other loans receivable	-	-	6	-	-	6
Other invested assets	2	3,742	5,650	-	-	9,394
Derivative assets:
Interest rate contracts	2	3,729	12	-	-	3,743
Foreign exchange contracts	-	839	1	-	-	840
Equity contracts	98	58	51	-	-	207
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	4	-	-	4
Other contracts	-	-	31	-	-	31
Counterparty netting and cash collateral	-	-	-	(2,102)	(1,119)	(3,221)
Total derivative assets	100	4,626	99	(2,102)	(1,119)	1,604

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Short-term investments	584	1,100	-	-	-	1,684
Separate account assets	73,939	6,097	-	-	-	80,036
Total	$81,232	$255,366	$44,362	$(2,102)	$(1,119)	$377,739
Liabilities:
Policyholder contract deposits	$-	$52	$1,509	$-	$-	$1,561
Other policyholder funds	-	8	-	-	-	8
Derivative liabilities:
Interest rate contracts	-	3,047	86	-	-	3,133
Foreign exchange contracts	-	1,482	9	-	-	1,491
Equity contracts	-	98	4	-	-	102
Commodity contracts	-	6	-	-	-	6
Credit contracts	-	-	982	-	-	982
Other contracts	-	-	90	-	-	90
Counterparty netting and cash collateral	-	-	-	(2,102)	(1,429)	(3,531)
Total derivative liabilities	-	4,633	1,171	(2,102)	(1,429)	2,273
Long-term debt	-	5,253	213	-	-	5,466
Other liabilities	34	316	-	-	-	350
Total	$34	$10,262	$2,893	$(2,102)	$(1,429)	$9,658

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

During the three- and nine-month periods ended September 30, 2015, we transferred $188 million and $450 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the nine-month period ended September 30, 2015, we transferred $180 million of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2, while we had no material transfers of these securities from Level 1 to Level 2 during the three-month period ended September 30, 2015.  We had no material transfers from Level 2 to Level 1 during the three- and nine-month periods ended September 30, 2015.

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

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and nine-month periods ended September 30, 2015 and 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2015 and 2014:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended September 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,180	$(1)	$(15)	$16	$-	$(40)	$2,140	$-
Non-U.S. governments	33	-	(1)	(1)	-	-	31	-
Corporate debt	2,118	5	2	(63)	987	(573)	2,476	-
RMBS	17,097	265	(151)	(352)	-	-	16,859	-
CMBS	2,677	17	(15)	50	-	-	2,729	-
CDO/ABS	6,071	8	57	(21)	6	(13)	6,108	-
Total bonds available for sale	30,176	294	(123)	(371)	993	(626)	30,343	-
Other bond securities:
Corporate debt	16	-	-	-	-	-	16	-
RMBS	1,337	(4)	-	169	-	(1)	1,501	(3)
CMBS	223	(1)	-	(8)	5	-	219	(1)
CDO/ABS	7,426	85	-	(415)	51	-	7,147	23
Total other bond securities	9,002	80	-	(254)	56	(1)	8,883	19
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-
Other equity securities	22	-	-	-	-	-	22	-
Mortgage and other loans receivable	6	-	-	5	-	-	11	-
Other invested assets	5,075	(52)	(90)	64	15	(52)	4,960	-
Total	$44,281	$322	$(213)	$(556)	$1,064	$(679)	$44,219	$19
Liabilities:
Policyholder contract deposits	$(1,232)	$(871)	$-	$(146)	$-	$-	$(2,249)	$32
Derivative liabilities, net:
Interest rate contracts	(62)	(3)	-	7	-	-	(58)	(4)
Foreign exchange contracts	(7)	(1)	-	1	-	-	(7)	(2)
Equity contracts	63	(21)	-	(3)	-	-	39	(21)
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts	(551)	11	-	12	-	-	(528)	23
Other contracts	(16)	(12)	-	(23)	-	-	(51)	(13)
Total derivative liabilities, net(a)	(573)	(26)	-	(6)	-	-	(605)	(17)
Long-term debt(b)	(193)	3	-	-	-	-	(190)	-
Total	$(1,998)	$(894)	$-	$(152)	$-	$-	$(3,044)	$15

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Nine Months Ended September 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,159	$-	$(94)	$174	$-	$(99)	$2,140	$-
Non-U.S. governments	30	-	(2)	3	-	-	31	-
Corporate debt	1,883	19	(31)	(209)	1,443	(629)	2,476	-
RMBS	16,805	804	(322)	(428)	-	-	16,859	-
CMBS	2,696	63	(45)	97	-	(82)	2,729	-
CDO/ABS	6,110	138	(110)	98	6	(134)	6,108	-
Total bonds available for sale	29,683	1,024	(604)	(265)	1,449	(944)	30,343	-
Other bond securities:
Corporate debt	-	-	-	-	16	-	16	-
RMBS	1,105	22	-	389	44	(59)	1,501	(21)
CMBS	369	7	-	(162)	5	-	219	(3)
CDO/ABS	7,449	482	-	(1,341)	632	(75)	7,147	(55)
Total other bond securities	8,923	511	-	(1,114)	697	(134)	8,883	(79)
Equity securities available for sale:
Common stock	1	2	-	(3)	-	-	-	-
Total equity securities available for sale	1	2	-	(3)	-	-	-	-
Other equity securities	-	-	-	-	22	-	22	(2)
Mortgage and other loans receivable	6	-	-	5	-	-	11	-
Other invested assets	5,650	475	(639)	(522)	113	(117)	4,960	-
Total	$44,263	$2,012	$(1,243)	$(1,899)	$2,281	$(1,195)	$44,219	$(81)
Liabilities:
Policyholder contract deposits	$(1,509)	$(410)	$-	$(330)	$-	$-	$(2,249)	$72
Derivative liabilities, net:
Interest rate contracts	(74)	(3)	-	19	-	-	(58)	(4)
Foreign exchange contracts	(8)	2	-	(1)	-	-	(7)	1
Equity contracts	47	(15)	-	7	-	-	39	(19)
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts	(978)	171	-	279	-	-	(528)	73
Other contracts	(59)	61	-	(53)	-	-	(51)	53
Total derivative liabilities, net(a)	(1,072)	216	-	251	-	-	(605)	104
Long-term debt(b)	(213)	5	-	18	-	-	(190)	13
Total	$(2,794)	$(189)	$-	$(61)	$-	$-	$(3,044)	$189

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended September 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$1,991	$(1)	$(11)	$43	$-	$(8)	$2,014	$-
Non-U.S. governments	25	-	-	1	-	(3)	23	-
Corporate debt	2,196	2	(22)	(73)	3	(97)	2,009	-
RMBS	16,328	264	(49)	375	-	-	16,918	-
CMBS	5,917	27	(39)	14	-	(3)	5,916	-
CDO/ABS	7,431	18	(2)	692	53	(35)	8,157	-
Total bonds available for sale	33,888	310	(123)	1,052	56	(146)	35,037	-
Other bond securities:
RMBS	1,062	-	-	(39)	-	-	1,023	(9)
CMBS	757	(24)	-	(20)	-	-	713	(21)
CDO/ABS	8,397	257	-	(451)	-	(134)	8,069	76
Total other bond securities	10,216	233	-	(510)	-	(134)	9,805	46
Equity securities available for sale:
Common stock	-	-	1	-	-	(1)	-	-
Preferred stock	-	-	-	-	-	-	-	-
Mutual funds	-	-	-	-	1	-	1	-
Total equity securities available for sale	-	-	1	-	1	(1)	1	-
Mortgage and other loans receivable	6	-	-	-	-	-	6	-
Other invested assets	5,824	(7)	90	65	83	(246)	5,809	-
Total	$49,934	$536	$(32)	$607	$140	$(527)	$50,658	$46
Liabilities:
Policyholder contract deposits	$(842)	$(155)	$8	$(2)	$-	$-	$(991)	$(21)
Derivative liabilities, net:
Interest rate contracts	(67)	(3)	-	1	-	(2)	(71)	(3)
Foreign exchange contracts	(9)	-	-	2	-	-	(7)	-
Equity contracts	91	6	-	2	-	(53)	46	-
Commodity contracts	1	(1)	-	-	-	-	-	-
Credit contracts	(1,085)	75	-	(8)	-	-	(1,018)	65
Other contracts	(53)	14	4	(20)	-	-	(55)	17
Total derivatives liabilities, net(a)	(1,122)	91	4	(23)	-	(55)	(1,105)	79
Long-term debt(b)	(394)	21	-	1	-	75	(297)	16
Total	$(2,358)	$(43)	$12	$(24)	$-	$20	$(2,393)	$74

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Nine Months Ended September 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions(c)	$1,080	$(1)	$180	$896	$-	$(141)	$2,014	$-
Non-U.S. governments	16	-	(1)	7	4	(3)	23	-
Corporate debt	1,255	8	31	(140)	1,358	(503)	2,009	-
RMBS	14,941	759	211	999	119	(111)	16,918	-
CMBS	5,735	50	201	(43)	69	(96)	5,916	-
CDO/ABS	6,974	70	1	1,426	222	(536)	8,157	-
Total bonds available for sale	30,001	886	623	3,145	1,772	(1,390)	35,037	-
Other bond securities:
RMBS	937	51	-	33	2	-	1,023	9
CMBS	844	14	-	(151)	6	-	713	11
CDO/ABS	8,834	926	-	(1,338)	1	(354)	8,069	341
Total other bond securities	10,615	991	-	(1,456)	9	(354)	9,805	361
Equity securities available for sale:
Common stock	1	-	1	-	-	(2)	-	-
Preferred stock	-	-	-	-	-	-	-	-
Mutual funds	-	-	-	-	1	-	1	-
Total equity securities available for sale	1	-	1	-	1	(2)	1	-
Mortgage and other loans receivable	-	-	-	6	-	-	6	-
Other invested assets	5,930	80	139	99	168	(607)	5,809	-
Total	$46,547	$1,957	$763	$1,794	$1,950	$(2,353)	$50,658	$361
Liabilities:
Policyholder contract deposits	$(312)	$(687)	$(16)	$24	$-	$-	$(991)	$(140)
Derivative liabilities, net:
Interest rate contracts	(100)	(2)	-	33	-	(2)	(71)	-
Foreign exchange contracts	-	3	-	(10)	-	-	(7)	4
Equity contracts	49	14	-	(12)	48	(53)	46	6
Commodity contracts	1	-	-	-	-	(1)	-	-
Credit contracts	(1,280)	229	-	33	-	-	(1,018)	229
Other contracts	(109)	49	51	(46)	-	-	(55)	37
Total derivatives liabilities, net(a)	(1,439)	293	51	(2)	48	(56)	(1,105)	276
Long-term debt(b)	(370)	13	-	34	(70)	96	(297)	15
Total	$(2,121)	$(381)	$35	$56	$(22)	$40	$(2,393)	$151

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

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended September 30, 2015
Bonds available for sale	$304	$(15)	$5	$294
Other bond securities	7	-	73	80
Equity securities available for sale	-	-	-	-
Other invested assets	(25)	(22)	(5)	(52)
Policyholder contract deposits	-	(871)	-	(871)
Derivative liabilities, net	-	(17)	(9)	(26)
Long-term debt	-	-	3	3
Three Months Ended September 30, 2014
Bonds available for sale	$320	$(22)	$12	$310
Other bond securities	(3)	-	236	233
Equity securities available for sale	-	-	-	-
Other invested assets	18	(20)	(5)	(7)
Policyholder contract deposits	-	(155)	-	(155)
Derivative liabilities, net	18	(1)	74	91
Long-term debt	-	-	21	21
Nine Months Ended September 30, 2015
Bonds available for sale	$926	$(14)	$112	$1,024
Other bond securities	48	3	460	511
Equity securities available for sale	-	2	-	2
Other invested assets	61	355	59	475
Policyholder contract deposits	-	(410)	-	(410)
Derivative liabilities, net	-	(12)	228	216
Long-term debt	-	-	5	5
Nine Months Ended September 30, 2014
Bonds available for sale	$922	$(73)	$37	$886
Other bond securities	97	2	892	991
Equity securities available for sale	-	-	-	-
Other invested assets	107	(33)	6	80
Policyholder contract deposits	-	(687)	-	(687)
Derivative liabilities, net	49	4	240	293
Long-term debt	-	-	13	13

The following tables present the gross components of purchases, sales, issues and settlements, net, shown above, for the three- and nine-month periods ended September 30, 2015 and 2014 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Three Months Ended September 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$35	$-	$(19)	$16
Non-U.S. governments	3	(1)	(3)	(1)
Corporate debt	32	-	(95)	(63)

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

RMBS	449	(29)	(772)	(352)
CMBS	50	-	-	50
CDO/ABS	160	(9)	(172)	(21)
Total bonds available for sale	729	(39)	(1,061)	(371)
Other bond securities:
RMBS	218	(6)	(43)	169
CMBS	-	-	(8)	(8)
CDO/ABS	10	(5)	(420)	(415)
Total other bond securities	228	(11)	(471)	(254)
Equity securities available for sale	-	-	-	-
Mortgage and other loans receivable	5	-	-	5
Other invested assets	193	-	(129)	64
Total assets	$1,155	$(50)	$(1,661)	$(556)
Liabilities:
Policyholder contract deposits	$-	$(122)	$(24)	$(146)
Derivative liabilities, net	1	-	(7)	(6)
Long-term debt(b)	-	-	-	-
Total liabilities	$1	$(122)	$(31)	$(152)
Three Months Ended September 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$66	$(3)	$(20)	$43
Non-U.S. governments	1	-	-	1
Corporate debt	22	-	(95)	(73)
RMBS	1,062	(62)	(625)	375
CMBS	276	(167)	(95)	14
CDO/ABS	1,085	(68)	(325)	692
Total bonds available for sale	2,512	(300)	(1,160)	1,052
Other bond securities:
RMBS	-	(3)	(36)	(39)
CMBS	-	(9)	(11)	(20)
CDO/ABS	6	(4)	(453)	(451)
Total other bond securities	6	(16)	(500)	(510)
Equity securities available for sale	-	-	-	-
Other invested assets	276	-	(211)	65
Total assets	$2,794	$(316)	$(1,871)	$607
Liabilities:
Policyholder contract deposits	$-	$(36)	$34	$(2)
Derivative liabilities, net	-	(2)	(21)	(23)
Long-term debt(b)	-	-	1	1
Total liabilities	$-	$(38)	$14	$(24)
				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Nine Months Ended September 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$258	$(22)	$(62)	$174
Non-U.S. governments	11	(1)	(7)	3
Corporate debt	220	(60)	(369)	(209)

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

RMBS	1,856	(194)	(2,090)	(428)
CMBS	192	(27)	(68)	97
CDO/ABS	1,021	(210)	(713)	98
Total bonds available for sale	3,558	(514)	(3,309)	(265)
Other bond securities:
RMBS	527	(16)	(122)	389
CMBS	-	(79)	(83)	(162)
CDO/ABS	236	(376)	(1,201)	(1,341)
Total other bond securities	763	(471)	(1,406)	(1,114)
Equity securities available for sale	-	(2)	(1)	(3)
Mortgage and other loans receivable	5	-	-	5
Other invested assets	497	(587)	(432)	(522)
Total assets	$4,823	$(1,574)	$(5,148)	$(1,899)
Liabilities:
Policyholder contract deposits	$-	$(307)	$(23)	$(330)
Derivative liabilities, net	18	-	233	251
Long-term debt(b)	-	-	18	18
Total liabilities	$18	$(307)	$228	$(61)
Nine Months Ended September 30, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions(c)	$1,002	$(35)	$(71)	$896
Non-U.S. governments	8	-	(1)	7
Corporate debt	141	(8)	(273)	(140)
RMBS	2,814	(88)	(1,727)	999
CMBS	368	(224)	(187)	(43)
CDO/ABS	2,307	(70)	(811)	1,426
Total bonds available for sale	6,640	(425)	(3,070)	3,145
Other bond securities:
RMBS	162	(22)	(107)	33
CMBS	-	(15)	(136)	(151)
CDO/ABS	50	(19)	(1,369)	(1,338)
Total other bond securities	212	(56)	(1,612)	(1,456)
Equity securities available for sale	-	-	-	-
Mortgage and other loans receivable	6	-	-	6
Other invested assets	709	(1)	(609)	99
Total assets	$7,567	$(482)	$(5,291)	$1,794
Liabilities:
Policyholder contract deposits	$-	$(94)	$118	$24
Derivative liabilities, net	1	(2)	(1)	(2)
Long-term debt(b)	-	-	34	34
Total liabilities	$1	$(96)	$151	$56

(a)  There were no issuances during the three- and nine-month periods ended September 30, 2015 and 2014, respectively.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

(c)  Purchases primarily reflect the effect of consolidating previously unconsolidated securitization vehicles.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2015 and 2014 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $17 million and $35 million of net gains related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2015, respectively, and includes $3 million and $6 million of net gains related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2015, respectively.

The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $2 million of net losses and $35 million of net gains related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2014, respectively, and includes $52 million and $50 million of net gains related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2014, respectively.

Transfers of Level 3 Assets

During the three- and nine-month periods ended September 30, 2015 and 2014, transfers into Level 3 assets primarily included certain investments in RMBS, CDO/ABS and private placement corporate debt.  The transfers of investments in RMBS and CDO/ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types. Transfers of investments in private placement corporate debt into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.

During the three- and nine-month periods ended September 30, 2015 and 2014, transfers out of Level 3 assets primarily related to certain investments in corporate debt, RMBS, CDO/ABS, and investments in hedge funds. Transfers of certain investments in corporate debt, RMBS, and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. The transfers of certain hedge fund investments out of Level 3 assets were primarily the result of easing of certain fund-imposed redemption restrictions.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and nine-month periods ended September 30, 2015 and 2014.

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

	Fair Value at
	September 30,	Valuation		Range
(in millions)	2015	Technique	Unobservable Input	(Weighted Average)
Assets:

Obligations of states,	$1,199	Discounted cash flow	Yield(b)	4.34% - 5.16% (4.75%)
municipalities and
political subdivisions

Corporate debt	1,506	Discounted cash flow	Yield(b)	3.91% - 5.80% (4.85%)

RMBS	17,609	Discounted cash flow	Constant prepayment rate(a)(c)	0.93% - 8.91% (4.92%)
			Loss severity(a)(c)	45.29% - 77.96% (61.63%)
			Constant default rate(a)(c)	3.47% - 9.01% (6.24%)
			Yield(c)	3.02% - 5.96% (4.49%)

CDO/ABS	3,217	Discounted cash flow	Yield(c)	2.79% - 4.33% (3.56%)

CMBS	2,656	Discounted cash flow	Yield(b)	0.00% - 18.45% (6.07%)
Liabilities:

Policyholder contract
deposits

GMWB	1,392	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%(d)
			Base lapse rate(b)	0.50% - 30.00%(d)
			Dynamic lapse rate(b)	0.07% - 45.00%(d)
			Mortality rate(b)	0.05% - 35.00%(d)
			Utilization rate(b)	1.00% - 65.00%(d)

Index Annuities	556	Discounted cash flow	Lapse rate	0.75% - 66.00%(d)
			Mortality rate	0.02% - 44.06%(d)

Indexed Life	295	Discounted cash flow	Equity implied volatility	10.00% to 25.00%(d)
			Base lapse rate	2.00% to 19.00%(d)
			Mortality rate	0.00% to 20.00%(d)

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2014	Technique	Unobservable Input	(Weighted Average )
Assets:

Obligations of states,	$1,178	Discounted cash flow	Yield(b)	3.9% - 4.62% (4.26%)
municipalities and
political subdivisions

Corporate debt	1,145	Discounted cash flow	Yield(b)	3.46% - 8.75% (6.10%)

RMBS	17,353	Discounted cash flow	Constant prepayment rate(a)(c)	0.59% - 9.35% (4.97%)
			Loss severity(a)(c)	46.04% - 79.56% (62.80%)
			Constant default rate(a)(c)	3.67% - 9.96% (6.82%)
			Yield(c)	2.67% - 6.64% (4.65%)

CDO/ABS	5,282	Discounted cash flow	Yield(c)	4.70% - 9.70% (7.10%)

CMBS	2,687	Discounted cash flow	Yield(b)	0.00% - 17.29% (6.06%)
Liabilities:

Policyholder contract
deposits

GMWB	890	Discounted cash flow	Equity implied volatility(b)	6.00% - 39.00%(d)
			Base lapse rate(b)	1.00% - 40.00%(d)
			Dynamic lapse rate(b)	0.20% - 60.00%(d)
			Mortality rate(b)	0.10% - 35.00%(d)
			Utilization rate(b)	0.50% - 30.00%(d)

Index Annuities	294	Discounted cash flow	Lapse rate	0.75% - 66.00%(d)
			Mortality rate	0.02% - 44.06%(d)

Indexed Life	259	Discounted cash flow	Equity implied volatility	10.00% to 25.00%(d)
			Base lapse rate	2.00% to 19.00%(d)
			Mortality rate	0.00% to 20.00%(d)

Total derivative
liabilities, net(e)	791	BET	Recovery rate(b)	5.00% - 23.00% (13.00%)
			Diversity score(b)	8 - 25 (13)
			Weighted average life(b)	2.67 - 10.49 years (4.65 years)

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

(e) Beginning in the third quarter of 2015, we have begun valuing these transactions using prices obtained from vendors and/or counterparties and discontinued use of the BET model.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The ranges of reported inputs for Corporate debt, RMBS, CDO/ABS, and CMBS valued using a discounted cash flow technique consist of one standard deviation in either direction from the value‑weighted average. The preceding table does not give effect to our risk management practices that might offset risks inherent in these investments.

Sensitivity to Changes in Unobservable Inputs

We consider unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset or liability. Relevant inputs vary depending on the nature of the instrument being measured at fair value. The following paragraphs provide a general description of sensitivities of significant unobservable inputs along with interrelationships between and among the significant unobservable inputs and their impact on the fair value measurements. The effect of a change in a particular assumption in the sensitivity analysis below is considered independently of changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on the inputs discussed below. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below. For each of the individual relationships described below, the inverse relationship would also generally apply.

Obligations of States, Municipalities and Political Subdivisions

The significant unobservable input used in the fair value measurement of certain investments in obligations of states, municipalities and political subdivisions is yield.  In general, increases in the yield would decrease the fair value of investments in obligations of states, municipalities and political subdivisions.

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

Policyholder contract deposits

Embedded derivatives within Policyholder contract deposits relate to guaranteed minimum withdrawal benefits (GMWB) within variable annuity products and certain enhancements to interest crediting rates based on market indices within equity‑index annuities and guaranteed investment contracts (GICs). GMWB represents our largest exposure of these embedded derivatives.  The carrying value of the GMWB may fluctuate significantly based on interest rates and the performance of the equity markets and therefore, at certain points in time, the carrying value may be a net asset rather than a net liability.  The principal unobservable input used for GMWBs and embedded derivatives in equity‑index annuities measured at fair value is equity implied volatility. For GMWBs, other significant unobservable inputs include base and dynamic lapse rates, mortality rates, and utilization rates. Lapse, mortality, and utilization rates may vary significantly depending upon age groups and duration. In general, increases in volatility and utilization rates will increase the fair value of the liability associated with GMWB, while increases in lapse rates and mortality rates will decrease the fair value of the liability.

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

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Investments in Certain Entities Carried at Fair Value Using Net Asset Value Per Share

The following table includes information related to our investments in certain other invested assets, including private equity funds and hedge funds that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring basis, we use the net asset value per share to measure fair value.

		September 30, 2015		December 31, 2014
		Fair Value Using Net Asset Value Per Share (or its equivalent)		Fair Value Using Net Asset Value Per Share (or its equivalent)

			Unfunded		Unfunded
(in millions)	Investment Category Includes		Commitments		Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,941	$423	$2,275	$450

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	328	202	384	227

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	118	53	121	26

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	158	42	164	43

Other	Includes multi-strategy, mezzanine and other strategies	288	260	216	234
Total private equity funds		2,833	980	3,160	980
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,242	-	1,109	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	2,998	8	2,428	1

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	552	-	498	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	736	10	731	5

Emerging markets	Investments in the financial markets of developing countries	358	-	308	-

Other	Includes multi-strategy, relative value and other strategies	162	-	125	-
Total hedge funds		6,048	18	5,199	6
Total		$8,881	$998	$8,359	$986

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10‑year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one- or two‑year increments. At September 30, 2015, assuming average original expected lives of 10 years for the funds, 82 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 5 percent between four and six years and 13 percent between seven and 10 years.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The hedge fund investments included above are generally redeemable monthly (14 percent), quarterly (48 percent), semi‑annually (14 percent) and annually (24 percent), with redemption notices ranging from one day to 180 days. At September 30, 2015, however, investments representing approximately 45 percent of the total fair value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various contractual restrictions. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre‑defined end dates and are generally expected to be lifted by the end of 2016. The fund investments for which redemption is restricted only in part generally relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

Fair Value Option

The following table presents the gains and losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,

(in millions)	2015	2014	2015	2014
Assets:
Bond and equity securities	$(106)	$252	$495	$1,529
Alternative Investments(a)	(115)	73	148	245
Other, including Short-term investments	-	2	2	7
Liabilities:
Long-term debt(b)	(144)	23	(89)	(186)
Other liabilities	-	(4)	(3)	(10)
Total gain (loss)	$(365)	$346	$553	$1,585

(a) Includes hedge funds, private equity funds and other investment partnerships.

(b) Includes GIAs, notes, bonds, loans and mortgages payable.

We recognized losses of $18 million and $7 million during the three- and nine-month periods ended September 30, 2015, respectively, and gains of $8 million and losses of $14 million during the three- and nine-month periods ended September 30, 2014, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	September 30, 2015			December 31, 2014
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$11	$9	$2	$6	$4	$2
Liabilities:
Long-term debt*	$3,985	$2,883	$1,102	$5,466	$4,101	$1,365

*    Includes GIAs, notes, bonds, loans and mortgages payable.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value Measurements on a Non-Recurring Basis

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2015	2014	2015	2014
September 30, 2015
Other investments	$-	$-	$986	$986	$22	$62	$74	$117
Investments in life settlements	-	-	633	633	58	52	200	139
Other assets	-	-	12	12	4	1	12	2
Total	$-	$-	$1,631	$1,631	$84	$115	$286	$258
December 31, 2014
Other investments	$-	$-	$790	$790
Investments in life settlements	-	-	537	537
Other assets	-	-	1	1
Total	$-	$-	$1,328	$1,328

Fair Value Information About Financial Instruments Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
September 30, 2015
Assets:
Mortgage and other loans receivable	$-	$202	$29,134	$29,336	$28,225
Other invested assets	-	486	3,000	3,486	4,338
Short-term investments	-	9,675	-	9,675	9,675
Cash	1,569	-	-	1,569	1,569
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	268	115,672	115,940	107,422
Other liabilities	-	1,756	-	1,756	1,756
Long-term debt	-	22,993	4,742	27,735	26,734
December 31, 2014
Assets:
Mortgage and other loans receivable	$-	$449	$26,157	$26,606	$24,984
Other invested assets	-	593	2,882	3,475	4,352
Short-term investments	-	9,559	-	9,559	9,559
Cash	1,758	-	-	1,758	1,758
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	244	119,268	119,512	106,395
Other liabilities	-	1,120	-	1,120	1,120
Long-term debt	-	24,749	2,932	27,681	25,751

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
September 30, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$1,705	$179	$(2)	$1,882	$-
Obligations of states, municipalities and political subdivisions	26,305	1,361	(120)	27,546	16
Non-U.S. governments	17,940	818	(330)	18,428	-
Corporate debt	134,852	8,032	(2,762)	140,122	21
Mortgage-backed, asset-backed and collateralized:
RMBS	32,891	3,046	(312)	35,625	1,479
CMBS	13,014	775	(72)	13,717	206
CDO/ABS	15,278	505	(149)	15,634	40
Total mortgage-backed, asset-backed and collateralized	61,183	4,326	(533)	64,976	1,725
Total bonds available for sale(b)	241,985	14,716	(3,747)	252,954	1,762
Equity securities available for sale:
Common stock	986	1,993	(18)	2,961	-
Preferred stock	19	4	-	23	-
Mutual funds	801	43	(36)	808	-
Total equity securities available for sale	1,806	2,040	(54)	3,792	-
Total	$243,791	$16,756	$(3,801)	$256,746	$1,762
December 31, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$2,806	$204	$(18)	$2,992	$-
Obligations of states, municipalities and political subdivisions	25,979	1,729	(49)	27,659	(13)
Non-U.S. governments	20,280	966	(151)	21,095	-
Corporate debt	134,961	10,594	(1,122)	144,433	64
Mortgage-backed, asset-backed and collateralized:
RMBS	34,377	3,435	(292)	37,520	1,767
CMBS	12,129	815	(59)	12,885	215
CDO/ABS	12,775	628	(128)	13,275	47
Total mortgage-backed, asset-backed and collateralized	59,281	4,878	(479)	63,680	2,029
Total bonds available for sale(b)	243,307	18,371	(1,819)	259,859	2,080
Equity securities available for sale:
Common stock	1,185	2,461	(17)	3,629	-
Preferred stock	21	4	-	25	-
Mutual funds	724	54	(37)	741	-
Total equity securities available for sale	1,930	2,519	(54)	4,395	-
Total	$245,237	$20,890	$(1,873)	$264,254	$2,080

(a) Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(b) At September 30, 2015 and December 31, 2014, bonds available for sale held by us that were below investment grade or not rated totaled $35.4 billion and $35.1 billion, respectively.

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
September 30, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$121	$2	$1	$-	$122	$2
Obligations of states, municipalities and political
subdivisions	3,190	103	259	17	3,449	120
Non-U.S. governments	4,140	194	725	136	4,865	330
Corporate debt	32,818	1,858	4,664	904	37,482	2,762
RMBS	5,056	82	4,146	230	9,202	312
CMBS	2,239	46	571	26	2,810	72
CDO/ABS	4,686	44	2,018	105	6,704	149
Total bonds available for sale	52,250	2,329	12,384	1,418	64,634	3,747
Equity securities available for sale:
Common stock	96	18	6	-	102	18
Mutual funds	297	28	16	8	313	36
Total equity securities available for sale	393	46	22	8	415	54
Total	$52,643	$2,375	$12,406	$1,426	$65,049	$3,801
December 31, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$526	$5	$281	$13	$807	$18
Obligations of states, municipalities and political
subdivisions	495	9	794	40	1,289	49
Non-U.S. governments	1,606	42	1,690	109	3,296	151
Corporate debt	12,132	450	11,570	672	23,702	1,122
RMBS	4,621	109	3,996	183	8,617	292
CMBS	220	1	2,087	58	2,307	59
CDO/ABS	3,857	50	1,860	78	5,717	128
Total bonds available for sale	23,457	666	22,278	1,153	45,735	1,819
Equity securities available for sale:
Common stock	88	16	2	1	90	17
Mutual funds	280	37	64	-	344	37
Total equity securities available for sale	368	53	66	1	434	54
Total	$23,825	$719	$22,344	$1,154	$46,169	$1,873

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At September 30, 2015, we held 12,631 and 198 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,966 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2015 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
September 30, 2015	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,295	$10,412	$945	$926
Due after one year through five years	46,854	49,320	7,176	6,915
Due after five years through ten years	55,985	57,443	17,681	16,601
Due after ten years	67,668	70,803	23,330	21,476
Mortgage-backed, asset-backed and collateralized	61,183	64,976	19,249	18,716
Total	$241,985	$252,954	$68,381	$64,634
December 31, 2014
Due in one year or less	$9,821	$9,975	$637	$620
Due after one year through five years	48,352	50,873	6,669	6,529
Due after five years through ten years	62,685	65,889	12,873	12,338
Due after ten years	63,168	69,442	10,255	9,607
Mortgage-backed, asset-backed and collateralized	59,281	63,680	17,120	16,641
Total	$243,307	$259,859	$47,554	$45,735

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$96	$112	$118	$21	$439	$289	$528	$65
Equity securities	24	8	33	4	544	16	102	10
Total	$120	$120	$151	$25	$983	$305	$630	$75

For the three- and nine-month periods ended September 30, 2015, the aggregate fair value of available for sale securities sold was $6.9 billion and $20.9 billion, respectively, which resulted in net realized capital gains of zero and $0.7 billion, respectively.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the three- and nine-month periods ended September 30, 2014, the aggregate fair value of available for sale securities sold was $4.2 billion and $16.2 billion, respectively, which resulted in net realized capital gains of $0.1 billion and $0.5 billion, respectively.

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	September 30, 2015		December 31, 2014
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$3,813	21%	$5,498	27%
Obligations of states, municipalities and political subdivisions	75	-	122	1
Non-U.S. governments	2	-	2	-
Corporate debt	1,249	7	719	3
Mortgage-backed, asset-backed and collateralized:
RMBS	2,285	13	2,094	10
CMBS	819	5	1,077	5
CDO/ABS and other collateralized*	8,579	48	10,200	49
Total mortgage-backed, asset-backed and collateralized	11,683	66	13,371	64
Total fixed maturity securities	16,822	94	19,712	95
Equity securities	1,066	6	1,049	5
Total	$17,888	100%	$20,761	100%

* Includes $748 million and $859 million of U.S. Government agency-backed ABS at September 30, 2015 and December 31, 2014, respectively.

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Fixed maturity securities, including short-term investments	$2,794	$3,022	$8,477	$9,264
Equity securities	(5)	135	76	67
Interest on mortgage and other loans	360	318	1,046	947
Alternative investments*	88	636	1,471	2,108
Real estate	66	25	116	86
Other investments	36	25	86	34
Total investment income	3,339	4,161	11,272	12,506
Investment expenses	133	133	402	398
Net investment income	$3,206	$4,028	$10,870	$12,108

* Includes hedge funds, private equity funds, affordable housing partnerships, investments in life settlements and other investment partnerships.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015		2014
Sales of fixed maturity securities	$(16)	$97	$150		$463
Sales of equity securities	16	29	528		92
Other-than-temporary impairments:
Severity	(10)	-	(12)		-
Change in intent	(81)	(14)	(193)		(20)
Foreign currency declines	(5)	(3)	(37)		(13)
Issuer-specific credit events	(176)	(31)	(314)		(124)
Adverse projected cash flows	(1)	(2)	(9)		(7)
Provision for loan losses	32	(11)	43		9
Foreign exchange transactions	(16)	350	304		329
Derivative instruments	13	102	509		(114)
Impairments on investments in life settlements	(58)	(52)	(200)		(139)
Other	(40)	71	356	*	70
Net realized capital gains (losses)	$(342)	$536	$1,125		$546

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

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(1,180)	$(1,515)	$(5,583)	$6,123
Equity securities	(384)	303	(479)	348
Other investments	(85)	94	(625)	127
Total Increase (decrease) in unrealized appreciation (depreciation) of investments	$(1,649)	$(1,118)	$(6,687)	$6,598

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

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Balance, beginning of period	$2,238	$3,166	$2,659	$3,872
Increases due to:
Credit impairments on new securities subject to impairment losses	51	13	101	35
Additional credit impairments on previously impaired securities	37	5	84	59
Reductions due to:
Credit impaired securities fully disposed of for which there was no
prior intent or requirement to sell	(63)	(116)	(213)	(528)
Credit impaired securities for which there is a current intent or
anticipated requirement to sell	(1)	-	(1)	-
Accretion on securities previously impaired due to credit*	(197)	(183)	(565)	(544)
Other	-	-	-	(9)
Balance, end of period	$2,065	$2,885	$2,065	$2,885

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

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$32,656
Cash flows expected to be collected*	26,444
Recorded investment in acquired securities	17,662

* Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	September 30, 2015	December 31, 2014
Outstanding principal balance	$17,017	$16,962
Amortized cost	12,408	12,216
Fair value	13,426	13,462

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Balance, beginning of period	$6,833	$7,042	$6,865	$6,940
Newly purchased PCI securities	136	358	551	1,127
Disposals	-	-	(13)	-
Accretion	(220)	(223)	(661)	(654)
Effect of changes in interest rate indices	4	(96)	(140)	(327)
Net reclassification from (to) non-accretable difference,
including effects of prepayments	180	30	331	25
Balance, end of period	$6,933	$7,111	$6,933	$7,111

Pledged Investments

Secured Financing and Similar Arrangements

We enter into secured financing transactions whereby certain securities are sold under agreements to repurchase (repurchase agreements), in which we transfer securities in exchange for cash, with an agreement by us to repurchase the same or substantially similar securities.  At September 30, 2015, our secured financing transactions also include those that involve the transfer of securities to financial institutions in exchange for cash (securities lending agreements). In all of these secured financing transactions, the securities transferred by us (pledged collateral) may be sold or repledged by the counterparties. These agreements are recorded at their contracted amounts plus accrued interest, other than those that are accounted for at fair value.

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

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	September 30, 2015	December 31, 2014
Fixed maturity securities available for sale	$996	$-
Other bond securities, at fair value	$994	$2,122

At September 30, 2015, amounts borrowed under repurchase and securities lending agreements totaled $1.9 billion.

At September 30, 2015, outstanding overnight and continuous repurchase agreements were collateralized by U.S. government bond securities, at fair value, of $155  million.  Repurchase agreements with remaining contractual maturities of 31 - 90 days, 91 - 364 days and 365 days or greater were collateralized by Corporate bond securities, at fair value, of $73 million, $690 million, and $76 million, respectively.  Repurchase agreements with remaining contractual maturities up to 30 days were collateralized by U.S. government bond securities, available for sale, of $15 million.

Securities lending agreements outstanding at September 30, 2015  had remaining contractual maturities of 31 - 90 days and the securities pledged to counterparties included $856 million of Corporate bond securities and $125 million of Non-U.S. government securities, all classified as available for sale.

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	September 30, 2015	December 31, 2014
Securities collateral pledged to us	$2,969	$2,506
Amount sold or repledged by us	$126	$131

Insurance - Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $5.5 billion and $5.9 billion at September 30, 2015 and December 31, 2014, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $48 million and $44 million of stock in FHLBs at September 30, 2015 and December 31, 2014, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $1.2 billion and $0.5 billion at September 30, 2015 and December 31, 2014, respectively, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

securities pledged as collateral with respect to these obligations was approximately $2.6 billion and $3.5 billion at September 30, 2015 and December 31, 2014, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

At September 30, 2015, $391 million of short-term investments were held in escrow accounts or were otherwise subject to restriction as to their use.

6. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable, net:

	September 30,	December 31,
(in millions)	2015	2014
Commercial mortgages*	$20,818	$18,909
Life insurance policy loans	2,625	2,710
Commercial loans, other loans and notes receivable	4,999	3,642
Total mortgage and other loans receivable	28,442	25,261
Allowance for losses	(206)	(271)
Mortgage and other loans receivable, net	$28,236	$24,990

* Commercial mortgages primarily represent loans for offices, retail, apartments and industrial properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 12 percent and 21 percent, respectively, at September 30, 2015, and 14 percent and 18 percent, respectively, at December 31, 2014).

The following table presents the credit quality indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
September 30, 2015
Credit Quality Indicator:
In good standing	956	$3,628	$7,375	$4,435	$1,980	$1,972	$1,030	$20,420	98%
Restructured(a)	9	-	150	25	18	16	6	215	1
90 days or less delinquent	5	-	-	-	6	-	-	6	-
>90 days delinquent or in
process of foreclosure	5	-	177	-	-	-	-	177	1
Total(b)	975	$3,628	$7,702	$4,460	$2,004	$1,988	$1,036	$20,818	100%
Allowance for loan losses		$29	$62	$35	$14	$13	$9	$162	1%
December 31, 2014
Credit Quality Indicator:
In good standing	1,007	$3,384	$6,100	$3,807	$1,689	$1,660	$1,812	$18,452	98%
Restructured(a)	7	-	343	7	-	17	-	367	2
90 days or less delinquent	6	-	-	10	-	-	5	15	-
>90 days delinquent or in
process of foreclosure	4	-	75	-	-	-	-	75	-
Total(b)	1,024	$3,384	$6,518	$3,824	$1,689	$1,677	$1,817	$18,909	100%
Allowance for loan losses		$3	$86	$28	$22	$6	$14	$159	1%

(a) Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings, see Note 7 to the Consolidated Financial Statements in the 2014 Annual Report.

(b) Does not reflect Allowance for loan losses.

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2015			2014
Nine Months Ended September 30,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$159	$112	$271	$201	$111	$312
Loans charged off	(23)	(6)	(29)	(10)	(13)	(23)
Recoveries of loans previously charged off	4	1	5	-	16	16
Net charge-offs	(19)	(5)	(24)	(10)	3	(7)
Provision for loan losses	22	(66)	(44)	(16)	(6)	(22)
Other	-	3	3	-	1	1
Allowance, end of period	$162 *	$44	$206	$175 *	$109	$284

* Of the total allowance, $24 million and $86 million relate to individually assessed credit losses on $512 million and $246 million of commercial mortgage loans at September 30, 2015 and 2014, respectively.

During the nine-month periods ended September 30, 2015 and 2014, loans with a carrying value of $42 million and $83 million, respectively, were modified in troubled debt restructurings.

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

Item 1 / NOTE 7. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles	Structured Investment Vehicle	Affordable Housing Partnerships	Other	Total
September 30, 2015
Assets:
Bonds available for sale	$-	$10,915	$-	$-	$24	$10,939
Other bond securities	-	6,310	451	-	37	6,798
Mortgage and other loans receivable	1	2,104	-	-	139	2,244
Other invested assets	546	583	-	2,644	23	3,796
Other (a)	54	814	73	247	91	1,279
Total assets(b)(e)	$601	$20,726	$524	$2,891	$314	$25,056
Liabilities:
Long-term debt	$23	$1,145	$54	$1,538	$6	$2,766
Other (c)	51	249	-	186	71	557
Total liabilities	$74	$1,394	$54	$1,724	$77	$3,323
December 31, 2014
Assets:
Bonds available for sale	$-	$11,459	$-	$-	$35	$11,494
Other bond securities	-	7,251	615	-	40	7,906
Mortgage and other loans receivable	-	2,398	-	-	162	2,560
Other invested assets	577	651	-	1,684	29	2,941
Other (a)	40	1,447	140	49	76	1,752
Total assets(b)	$617	$23,206	$755	$1,733	$342	$26,653
Liabilities:
Long-term debt	$69	$1,370	$52	$199	$7	$1,697
Other(c)	32	276	-	101	37	446
Total liabilities	$101	$1,646	$52	$300	$44	$2,143

(a)  Comprised primarily of Short-term investments, Premiums and other receivables and Other assets at both September 30, 2015 and December 31, 2014.

(b)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities and Derivative liabilities, at fair value, at both September 30, 2015 and December 31, 2014.

(d)  At September 30, 2015 and December 31, 2014, off-balance sheet exposure, primarily consisting of commitments to real estate and investment entities, was $127.2 million and $56.4 million, respectively.

(e)  Includes the effect of consolidating previously unconsolidated partnerships.

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

Item 1 / NOTE 7. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(a)	Sheet	Total
September 30, 2015
Real estate and investment entities	$21,844	$3,179	$393 $	3,572
Affordable housing partnerships	5,262	1,004	-	1,004
Other	1,110	242	992 (b)	1,234
Total	$28,216	$4,425	$1,385 $	5,810
December 31, 2014
Real estate and investment entities	$19,949	$2,785	$454 $	3,239
Affordable housing partnerships	7,911	425	-	425
Other(c)	1,959	304	992 (b)	1,296
Total	$29,819	$3,514	$1,446 $	4,960

(a)  At September 30, 2015 and December 31, 2014, $4.1 billion and $3.2 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(b)  These amounts represent our estimate of the maximum exposure to loss under certain insurance policies issued to VIEs if a hypothetical loss occurred to the extent of the full amount of the insured value.  Our insurance policies cover defined risks and our estimate of liability is included in our insurance reserves on the balance sheet.

(c)  The On-Balance and Off-Balance sheet amounts have been revised from $32 million and $0 to $304 million and $992 million, respectively, to correct the Maximum Exposure to Loss as of December 31, 2014, which are not considered material to previously issued financial statements.

See Note 10 to the Consolidated Financial Statements in the 2014 Annual Report for additional information on VIEs.

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. DERIVATIVES AND HEDGE ACCOUNTING

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. See Note 11 to the Consolidated Financial Statements in the 2014 Annual Report for a discussion of our accounting policies and procedures regarding derivatives and hedge accounting. Effective July 1, 2015, we reclassified derivatives, with the exception of embedded derivatives, in the Condensed Consolidated Balance Sheets from Derivative assets, at fair value and Derivative liabilities, at fair value to Other assets and Other liabilities, respectively. This change had no effect on the measurement of these derivatives, which continue to be measured at fair value. Embedded derivatives continue to be generally presented with the host contract in the Condensed Consolidated Balance Sheets.

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

In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, CDSs and purchases of investments with embedded derivatives, such as equity‑linked notes and convertible bonds.

The following table presents the notional amounts of our derivative instruments, and the fair values of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2015				December 31, 2014
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$915	$5	$25	$2	$155	$-	$25	$2
Foreign exchange contracts	2,380	196	1,401	68	611	25	1,794	239
Equity contracts	15	2	113	5	7	1	104	13
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	60,521	4,078	51,865	2,893	65,070	3,743	45,251	3,183
Foreign exchange contracts	11,904	640	9,111	1,147	13,667	815	8,516	1,251
Equity contracts(b)	6,598	173	48,033	2,341	7,565	206	42,387	1,615
Commodity contracts	-	-	-	-	15	-	11	6
Credit contracts(c)	4	3	1,323	531	5	4	5,288	982
Other contracts(d)	35,974	27	250	79	36,155	31	538	90
Total derivatives, gross	$118,311	$5,124	$112,121	$7,066	$123,250	$4,825	$103,914	$7,381
Counterparty netting(e)		(1,691)		(1,691)		(2,102)		(2,102)
Cash collateral(f)		(2,129)		(910)		(1,119)		(1,429)
Total derivatives, net		1,304		4,465		1,604		3,850
Less: Bifurcated embedded derivatives		-		2,300		-		1,577
Total derivatives on condensed
consolidated balance sheets(g)		$1,304		$2,165		$1,604		$2,273

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(b) Notional amount of derivative assets and fair value of derivative assets, related to bifurcated embedded derivatives, were zero at both September 30, 2015 and December 31, 2014. Notional amount of derivative liabilities and fair value of derivative liabilities, related to bifurcated embedded derivatives, was $42.7 billion and $2.3 billion, respectively, at September 30, 2015, and $39.3 billion and $1.5 billion, respectively, at December 31, 2014. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets.

(c)  As of September 30, 2015 and December 31, 2014, includes super senior multi-sector CDOs with a net notional amount of $1.1 billion and $2.6 billion (fair value liability of $504 million and $947 million), respectively. The expected weighted average maturity as of September 30, 2015 is six years. Because of long-term maturities of the credit default swaps (CDSs) in the portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the portfolio. As of September 30, 2015, there were no super senior corporate debt/CLOs remaining. As of December 31, 2014, includes super senior corporate debt/CLOs with a net notional amount of $2.5 billion (fair value liability of $7 million).

(d) Consists primarily of contracts with multiple underlying exposures.

(e) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(f)  Represents cash collateral posted and received that is eligible for netting.

(g) Derivative assets and liabilities are recorded in Other Assets and Liabilities, respectively.

Collateral

We engage in derivative transactions that are not subject to a clearing requirement directly with unaffiliated third parties, in most cases, under International Swaps and Derivatives Association, Inc. (ISDA) Master Agreements. Many of the ISDA Master Agreements also include Credit Support Annex (CSA) provisions, which provide for collateral postings that may vary at various ratings and threshold levels. We attempt to reduce our risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis. We minimize the risk that counterparties might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and generally requiring additional collateral to be posted upon the occurrence of certain events or circumstances. In addition, certain derivative transactions have provisions that require collateral to be posted upon a downgrade of our long‑term debt ratings or give the counterparty the right to terminate the transaction. In the case of some of the derivative transactions, upon a downgrade of our long‑term debt ratings, as an alternative to posting collateral and subject to certain conditions, we may assign the transaction to an obligor with higher debt ratings or arrange for a substitute guarantee of our obligations by an obligor with higher debt ratings or take other similar action. The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade.

Collateral posted by us to third parties for derivative transactions was $3.1 billion and $3.3 billion at September 30, 2015 and December 31, 2014, respectively.  In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.2 billion and $1.3 billion at September 30, 2015 and December 31, 2014, respectively. We generally can repledge or resell this collateral.

Offsetting

We have elected to present all derivative receivables and derivative payables, and the related cash collateral received and paid, on a net basis on the Condensed Consolidated Balance Sheets when a legally enforceable ISDA Master Agreement exists between us and our derivative counterparty. An ISDA Master Agreement is an agreement governing multiple derivative transactions between two counterparties. The ISDA Master Agreement generally provides for the net settlement of all, or a specified group, of these derivative transactions, as well as transferred collateral, through a single payment, and in a single currency, as applicable. The net settlement provisions apply in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions governed by the ISDA Master Agreement.

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Hedge Accounting

We designated certain derivatives entered into with third parties as fair value hedges of available for sale investment securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards and cross currency swaps designated as hedges of the change in fair value of foreign currency denominated available for sale securities attributable to changes in foreign exchange rates. We also designated certain interest rate swaps entered into with third parties as fair value hedges of fixed rate GICs attributable to changes in benchmark interest rates.

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three- and nine-month periods ended September 30, 2015, we recognized gains of $14 million and $87 million, respectively, and for the three- and nine-month periods ended September 30, 2014, we recognized gains of $104 and $107 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

Gains/(Losses) Recognized in Earnings for:			Including Gains/(Losses) Attributable to:
Hedging		Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Three Months Ended September 30, 2015
Interest rate contracts:
Realized capital gains/(losses)	$1	$(1)	$-	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	2	-	-	2
Gain/(Loss) on extinguishment of debt	-	1	-	-	1
Foreign exchange contracts:
Realized capital gains/(losses)	81	(67)	-	14	-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	4	-	-	4
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	(4)	3	-	(1)	-
Three Months Ended September 30, 2014
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	10	-	-	10
Gain/(Loss) on extinguishment of debt	-	-	-	-	-

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Foreign exchange contracts:
Realized capital gains/(losses)	(76)	91	-	9	6
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	7	-	-	7
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts
Realized capital gains/(losses)	4	(6)	-	(2)	-
Nine Months Ended September 30, 2015
Interest rate contracts:
Realized capital gains/(losses)	$1	$(1)	$-	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	7	-	-	7
Gain/(Loss) on extinguishment of debt	-	14	-	-	14
Foreign exchange contracts:
Realized capital gains/(losses)	152	(123)	-	27	2
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	14	-	-	14
Gain/(Loss) on extinguishment of debt	-	17	-	-	17
Equity contracts:
Realized capital gains/(losses)	(23)	21	-	(2)	-
Nine Months Ended September 30, 2014
Interest rate contracts:
Realized capital gains/(losses)	$1	$(2)	$-	$-	$(1)
Interest credited to policyholder
account balances	1	(1)	-	-	-
Other income	-	38	-	-	38
Gain/(Loss) on extinguishment of debt	-	50	-	-	50
Foreign exchange contracts:
Realized capital gains/(losses)	(20)	32	-	(3)	15
Interest credited to policyholder
account balances	-	(2)	-	-	(2)
Other income	-	7	-	-	7
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts
Realized capital gains/(losses)	(10)	8	-	(2)	-

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

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
By Derivative Type:
Interest rate contracts	$469	$222	$402	$409
Foreign exchange contracts	51	253	321	276
Equity contracts*	(586)	(159)	(39)	(584)
Commodity contracts	-	(2)	(1)	(1)
Credit contracts	11	75	171	229
Other contracts	71	44	60	83
Total	$16	$433	$914	$412
By Classification:
Policy fees	$20	$19	$59	$49
Net investment income	6	24	20	20
Net realized capital gains (losses)	20	79	496	(114)
Other income (losses)	(36)	309	334	447
Policyholder benefits and claims incurred	6	2	5	10
Total	$16	$433	$914	$412

*  Includes embedded derivative losses of $(816) million and $(147) million for the three- and nine-month periods ended September 30, 2015, respectively, and embedded derivative losses of $(86) million and $(428) million for the three- and nine-month periods ended September 30, 2014, respectively.

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk‑related contingent features that were in a net liability position at September 30, 2015 and December 31, 2014, was approximately $2.2 billion and $2.5 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2015 and December 31, 2014, was $2.3 billion and $2.7 billion, respectively.

We estimate that at September 30, 2015, based on our outstanding financial derivative transactions, a one‑notch downgrade of our long‑term senior debt ratings to BBB+ by Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw‑Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in approximately $12 million in additional collateral postings and termination payments; a one‑notch downgrade to Baa2 by Moody’s Investors’ Service, Inc. (Moody’s) and an additional one‑notch downgrade to BBB by S&P would result in approximately $46 million in additional collateral postings and termination payments; and a further one‑notch downgrade to Baa3 by Moody’s and BBB‑ by S&P would result in approximately $118 million in additional collateral postings and termination payments.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of September 30, 2015. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could significantly differ from our estimates given market conditions at the

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $5.7 billion and $6.1 billion at September 30, 2015 and December 31, 2014, respectively. These securities have par amounts of $11.5 billion and $12.3 billion at September 30, 2015 and December 31, 2014, respectively, and have remaining stated maturity dates that extend to 2055.

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

Consolidated 2008 Securities Litigation.  On May 19, 2009, a consolidated class action complaint, resulting from the consolidation of eight purported securities class actions filed between May 2008 and January 2009, was filed against AIG and certain directors and officers of AIG and AIGFP, AIG’s outside auditors, and the underwriters of various securities offerings in the United States District Court for the Southern District of New York (the Southern District of New York) in In re American International Group, Inc. 2008 Securities Litigation (the Consolidated 2008 Securities Litigation), asserting claims under the Securities Exchange Act of 1934, as amended (the Exchange Act) and claims under the Securities Act of 1933, as amended (the Securities Act) for allegedly materially false and misleading statements in AIG’s public disclosures from March 16, 2006 to September 16, 2008 relating to, among other things, the Subprime Exposure Issues.

On July 15, 2014 and August 1, 2014, lead plaintiff, AIG and AIG’s outside auditor accepted mediators’ proposals to settle the Consolidated 2008 Securities Litigation against all defendants. On October 22, 2014, AIG made a cash payment of $960 million, which is being held in escrow until all funds are distributed. On March 20, 2015, the Court issued an Order and Final Judgment approving the class settlement and dismissing the action with prejudice, and the AIG settlement became final on June 29, 2015.

Individual Securities Litigations. Between November 18, 2011 and February 9, 2015, eleven separate, though similar, securities actions (Individual Securities Litigations) were filed asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP (one such action also names as a defendant AIG’s outside auditor and two such actions also name as defendants the underwriters of various securities offerings). Two of the actions were voluntarily dismissed. On September 10, 2015, the Southern District of New York granted AIG’s motion to dismiss some of the claims in the Individual Securities Litigations in whole or in part. AIG has settled seven of the nine remaining actions.

On March 27, 2015, an additional securities action was filed in state court in Orange County, California asserting a claim against AIG pursuant to Section 11 of the Securities Act (the California Action) that is substantially similar to those in the Consolidated 2008 Securities Litigation and the two remaining Individual Securities Litigations pending in the Southern District of New York.  On July 10, 2015, AIG filed a motion to stay the California Action. On September 18, 2015, the court denied AIG’s motion to stay the California Action. On September 23, 2015, AIG filed an appeal of the court’s denial.

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

ERISA Actions – Southern District of New York. On December 19, 2014, a third consolidated amended complaint, resulting from the consolidation of purported class actions filed between June 25, 2008 and November 25, 2008, was filed against AIG, certain directors and officers of AIG, and members of AIG’s Retirement Board and Investment Committee in In re American International Group, Inc. ERISA Litigation II (the Consolidated 2008 ERISA Litigation), asserting claims under the Employee Retirement Income Security Act of 1974, as amended (ERISA), purportedly on behalf of a class of all participants in or beneficiaries of certain benefit plans of AIG and its subsidiaries that offered shares of AIG Common Stock. The complaint alleged, among other things, that the defendants breached their fiduciary responsibilities to plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the plans after it allegedly

Item 1 / NOTE 9. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants’ purported failure to monitor and/or disclose certain matters, including the Subprime Exposure Issues.

On January 6, 2015, the parties informed the Court that they had accepted a mediator’s proposal to settle the action for $40 million. On September 18, 2015, the Court issued an Order and Final Judgment approving the class settlement and dismissed the action with prejudice. The entirety of the $40 million settlement will be paid by AIG’s fiduciary liability insurance carriers.

Canadian Securities Class Action – Ontario Superior Court of Justice. On November 12, 2008, an application was filed in the Ontario Superior Court of Justice for leave to bring a purported class action against AIG, AIGFP, certain directors and officers of AIG and Joseph Cassano, the former Chief Executive Officer of AIGFP, pursuant to the Ontario Securities Act.  The proposed statement of claim would assert a class period of March 16, 2006 through September 16, 2008 and would allege that during this period defendants made false and misleading statements and omissions in quarterly and annual reports and during oral presentations in violation of the Ontario Securities Act.  The proposed statement of claim further alleges general and special damages of $500 million and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate.

On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens.  Thereafter, the Court stayed the action pending further developments in the Consolidated 2008 Securities Litigation. On June 29, 2015, counsel for AIG and AIGFP provided notice to counsel for plaintiff in the action that a final order approving the settlement in the Consolidated 2008 Securities Litigation was entered and can no longer be appealed. Plaintiff did not move to lift the stay in the time allotted by the Ontario Superior Court’s stay order and, as a result, the action is now permanently stayed.

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

On June 17, 2015, the Court of Federal Claims entered judgment stating that “the Credit Agreement Shareholder Class shall prevail on liability due to the Government's illegal exaction, but shall recover zero damages, and that the Reverse Stock Split Shareholder Class shall not prevail on liability or damages.”  SICO filed a notice of appeal of the July 2, 2012 dismissal of SICO’s unconstitutional conditions claim, the June 26, 2013 dismissal of SICO’s derivative claims, the Court’s June 15, 2015 opinion and order, and the Court’s June 17, 2015 judgment to the United States Court of Appeals for the Federal Circuit. The United States filed a notice of cross appeal of the Court’s July 2, 2012 opinion and order denying in part its motion to dismiss, the Court’s June 26, 2013 opinion and order denying its motion to dismiss SICO’s direct claims, the Court’s June 15, 2015 opinion and order, and the Court’s June 17, 2015 judgment to the United States Court of Appeals for the Federal Circuit.

On August 25, 2015, SICO filed its appellate brief, in which it stated SICO does not appeal the dismissal of the derivative claims it asserted on behalf of AIG.

In the Court of Federal Claims, the United States has alleged, as an affirmative defense in its answer, that AIG is obligated to indemnify the FRBNY and its representatives, including the Federal Reserve Board of Governors and the United States (as the FRBNY’s principal), for any recovery in the SICO Treasury Action.

AIG believes that any indemnification obligation would arise only if: (a) SICO prevails on its appeal and ultimately receives an award of damages; (b) the United States then commences an action against AIG seeking indemnification; and (c) the United States is successful in such an action through any appellate process. If SICO prevails on its claims and the United States seeks indemnification from AIG, AIG intends to assert defenses thereto. A reversal of the Court of Federal Claim’s June 17, 2015 decision and judgment and a final determination that the United States is liable for damages, together with a final determination that AIG is obligated to indemnify the United States for any such damages, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

On August 15, 2012, the trial court entered an order granting plaintiffs’ motion for class certification, and on September 12, 2014, the Alabama Supreme Court affirmed that order. AIG and the other defendants’ petition for rehearing of that decision was denied on February 27, 2015. The matter has been remanded to the trial court for general discovery and adjudication of the merits. Trial is expected to commence on February 22, 2016. We have accrued our current estimate of loss with respect to this litigation.

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

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.6 billion at September 30, 2015.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at September 30, 2015 was $214 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

10. EQUITY

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Nine Months Ended September 30, 2015
Shares, beginning of year	1,906,671,492	(530,744,521)	1,375,926,971
Shares issued	-	355,767	355,767
Shares repurchased	-	(129,488,123)	(129,488,123)
Shares, end of period	1,906,671,492	(659,876,877)	1,246,794,615

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

On March 26, 2015, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on March 12, 2015. On June 25, 2015, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on June 11, 2015.  On September 28, 2015, AIG paid a dividend of $0.28 per share on AIG Common Stock to shareholders of record on September 14, 2015.

See Note 20 to the Consolidated Financial Statements in the 2014 Annual Report for a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries.

Repurchase of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On August 3, 2015, our Board of Directors authorized an additional increase of $5.0 billion to its previous share repurchase authorization.  As of September 30, 2015, approximately $3.5 billion remained under our share repurchase authorization.  Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

We repurchased approximately 129 million shares of AIG Common Stock during the nine-month period ended September 30, 2015, for an aggregate purchase price of approximately $7.5 billion.

The total number of shares of AIG Common Stock repurchased in the nine-month period ended September 30, 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an accelerated share repurchase agreement executed in the fourth quarter of 2014.

The timing of any future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment

(in millions)					Total
Balance, December 31, 2014, net of tax	$1,043	$12,327	$(1,784)	$(969)	$10,617
Change in unrealized depreciation of investments	(315)	(6,372)	-	-	(6,687)
Change in deferred acquisition costs adjustment and other	-	763	-	-	763
Change in future policy benefits	92	807	-	-	899
Change in foreign currency translation adjustments	-	-	(901)	-	(901)
Net actuarial gain	-	-	-	417	417
Prior service cost	-	-	-	(210)	(210)
Change in deferred tax asset (liability)	54	1,493	167	(59)	1,655
Total other comprehensive income (loss)	(169)	(3,309)	(734)	148	(4,064)
Noncontrolling interests	-	-	(4)	-	(4)
Balance, September 30, 2015, net of tax	$874	$9,018	$(2,514)	$(821)	$6,557

Balance, December 31, 2013, net of tax	$936	$6,789	$(952)	$(413)	$6,360
Change in unrealized appreciation of investments	268	6,330	-	-	6,598
Change in deferred acquisition costs adjustment and other	61	(433)	-	-	(372)
Change in future policy benefits	(114)	(781)	-	-	(895)
Change in foreign currency translation adjustments	-	-	(149)	-	(149)
Net actuarial gain	-	-	-	40	40
Prior service cost	-	-	-	(36)	(36)
Change in deferred tax asset (liability)	(41)	(144)	(40)	9	(216)
Total other comprehensive income (loss)	174	4,972	(189)	13	4,970
Noncontrolling interests	-	(1)	-	-	(1)
Balance, September 30, 2014, net of tax	$1,110	$11,762	$(1,141)	$(400)	$11,331

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the other comprehensive income reclassification adjustments for the three- and nine-month periods ended September 30, 2015 and 2014, respectively:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment

(in millions)					Total
Three Months Ended September 30, 2015
Unrealized change arising during period	$(98)	$(1,275)	$(217)	$303	$(1,287)
Less: Reclassification adjustments
included in net income	13	(17)	-	164	160
Total other comprehensive income (loss),
before income tax expense (benefit)	(111)	(1,258)	(217)	139	(1,447)
Less: Income tax expense (benefit)	(50)	(401)	21	47	(383)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(61)	$(857)	$(238)	$92	$(1,064)
Three Months Ended September 30, 2014
Unrealized change arising during period	$132	$(575)	$(120)	$(8)	$(571)
Less: Reclassification adjustments
included in net income	9	12	-	1	22
Total other comprehensive income (loss),
before income tax expense (benefit)	123	(587)	(120)	(9)	(593)
Less: Income tax expense (benefit)	64	(419)	(42)	(15)	(412)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$59	$(168)	$(78)	$6	$(181)
Nine Months Ended September 30, 2015
Unrealized change arising during period	$(155)	$(4,243)	$(901)	$324	$(4,975)
Less: Reclassification adjustments
included in net income	68	559	-	117	744
Total other comprehensive income (loss),
before income tax expense (benefit)	(223)	(4,802)	(901)	207	(5,719)
Less: Income tax expense (benefit)	(54)	(1,493)	(167)	59	(1,655)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(169)	$(3,309)	$(734)	$148	$(4,064)
Nine Months Ended September 30, 2014
Unrealized change arising during period	$242	$5,522	$(149)	$3	$5,618
Less: Reclassification adjustments
included in net income	27	406	-	(1)	432
Total other comprehensive income (loss),
before income tax expense (benefit)	215	5,116	(149)	4	5,186
Less: Income tax expense (benefit)	41	144	40	(9)	216
Total other comprehensive income (loss),
net of income tax expense (benefit)	$174	$4,972	$(189)	$13	$4,970

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss):

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)

	Three Months Ended September 30,
(in millions)	2015	2014
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken

Investments	$13	$9	Other realized capital gains
Total	13	9
Unrealized appreciation (depreciation) of all other investments
Investments	(15)	117	Other realized capital gains
Deferred acquisition costs adjustment	(2)	(40)	Amortization of deferred policy acquisition costs
Future policy benefits	-	(65)	Policyholder benefits and losses incurred
Total	(17)	12
Change in retirement plan liabilities adjustment
Prior - service cost	187	11	*
Actuarial losses	(23)	(10)	*
Total	164	1
Total reclassifications for the period	$160	$22
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)

	Nine Months Ended September 30,
(in millions)	2015	2014
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken

Investments	$68	$27	Other realized capital gains
Total	68	27
Unrealized appreciation (depreciation) of all other investments
Investments	609	528	Other realized capital gains
Deferred acquisition costs adjustment	(67)	(35)	Amortization of deferred policy acquisition costs
Future policy benefits	17	(87)	Policyholder benefits and losses incurred
Total	559	406
Change in retirement plan liabilities adjustment
Prior - service cost	210	35	*
Actuarial losses	(93)	(36)	*
Total	117	(1)	-
Total reclassifications for the period	$744	$432	-

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2015	2014	2015	2014
Numerator for EPS:
Income (loss) from continuing operations	$(180)	$2,199	$4,071	$6,864
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	34	9	34	(25)
Income (loss) attributable to AIG common shareholders from continuing operations	(214)	2,190	4,037	6,889
Income (loss) from discontinued operations, net of income tax expense	(17)	2	-	(15)
Net income (loss) attributable to AIG common shareholders	(231)	2,192	4,037	6,874
Denominator for EPS:
Weighted average shares outstanding - basic	1,279,072,748	1,419,239,774	1,324,407,969	1,440,148,774
Dilutive shares(a)	-	22,828,068	32,700,815	19,334,459
Weighted average shares outstanding - diluted(b)	1,279,072,748	1,442,067,842	1,357,108,784	1,459,483,233
Income per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(0.17)	$1.54	$3.05	$4.78
Income (loss) from discontinued operations	$(0.01)	$-	$-	$(0.01)
Income (loss) attributable to AIG	$(0.18)	$1.54	$3.05	$4.77
Diluted:
Income (loss) from continuing operations	$(0.17)	$1.52	$2.97	$4.72
Income (loss) from discontinued operations	$(0.01)	$-	$-	$(0.01)
Income (loss) attributable to AIG	$(0.18)	$1.52	$2.97	$4.71

(a) Shares in the diluted EPS calculation represent basic shares for the three-month period ended September 30, 2015 due to the net loss in that period.

(b) Dilutive shares include our share-based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011.  The number of shares excluded from diluted shares outstanding was 0.1 million and 0.2 million for the three- and nine-month periods ended September 30, 2015, respectively, and 0.3 million for both the three- and nine-month periods ended September 30, 2014, because the effect of including those shares in the calculation would have been anti-dilutive.

12. EMPLOYEE BENEFITS

We sponsor various defined benefit pension plans, post-retirement medical and life insurance plans for eligible employees and retirees in the US and certain non-US countries. For the nine-month period ended September 30, 2015, we contributed $600 million to our U.S. and non-U.S. pension plans ($541 million was contributed to the U.S. AIG Retirement Plan), and we estimate that we will contribute an additional $14 million for the remainder of 2015. These estimates are subject to change because contribution decisions are affected by various factors including our liquidity, market performance and management discretion.

Item 1 / NOTE 12. EMPLOYEE BENEFITS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On August 27, 2015, we amended the AIG Retirement Plan, the Non-Qualified Retirement Income Plan and the Supplemental Executive Retirement Plan (the Plans), to freeze benefit accruals effective January 1, 2016. Consequently, the Plans will be closed to new participants and current participants will no longer earn additional benefits after December 31, 2015. However, interest credits will continue to accrue on the existing cash balance accounts and participants will also continue to earn service credits for purposes of vesting and early retirement eligibility and subsidies as they continue to work for AIG.

As a result of this decision to freeze the Plans, AIG re-measured the plan assets and obligations as of September 1, 2015 and recognized a pre-tax curtailment gain of $179 million and a net increase of $324 million in accumulated other comprehensive income in the third quarter of 2015.

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended September 30, 2015
Components of net periodic benefit cost:
Service cost	$41	$10	$51	$1	$-	$1
Interest cost	54	6	60	2	1	3
Expected return on assets	(74)	(5)	(79)	-	-	-
Amortization of prior service credit	(6)	(1)	(7)	(3)	-	(3)
Amortization of net loss	21	2	23	-	-	-
Curtailment gain	(179)	-	(179)	-	-	-
Net periodic benefit (income) cost	$(143)	$12	$(131)	$-	$1	$1
Three Months Ended September 30, 2014
Components of net periodic benefit cost:
Service cost	$42	$11	$53	$1	$-	$1
Interest cost	57	7	64	2	1	3
Expected return on assets	(73)	(6)	(79)	-	-	-
Amortization of prior service credit	(8)	(1)	(9)	(3)	-	(3)
Amortization of net loss	9	2	11	-	-	-
Net periodic benefit cost	$27	$13	$40	$-	$1	$1
Nine Months Ended September 30, 2015
Components of net periodic benefit cost:
Service cost	$144	$31	$175	$4	$2	$6
Interest cost	164	18	182	6	2	8
Expected return on assets	(218)	(17)	(235)	-	-	-
Amortization of prior service credit	(22)	(2)	(24)	(8)	-	(8)
Amortization of net loss	86	7	93	-	-	-
Curtailment gain	(179)	(1)	(180)	-	-	-
Net periodic benefit (income) cost	$(25)	$36	$11	$2	$4	$6
Nine Months Ended September 30, 2014
Components of net periodic benefit cost:
Service cost	$130	$32	$162	$3	$1	$4
Interest cost	171	22	193	7	2	9
Expected return on assets	(215)	(17)	(232)	-	-	-
Amortization of prior service credit	(25)	(2)	(27)	(8)	-	(8)
Amortization of net loss	31	6	37	-	-	-
Net periodic benefit cost	$92	$41	$133	$2	$3	$5

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

Interim Tax Expense (Benefit)

For the three-month period ended September 30, 2015, the effective tax rate on loss from continuing operations was not meaningful, due to a tax charge on a pre-tax loss. The tax charge was primarily due to increases in uncertain tax positions related to cross-border financing transactions, partially offset by tax benefits associated with tax-exempt interest income and the partial completion of the Internal Revenue Service examination covering tax year 2006.

For the nine-month period ended September 30, 2015, the effective tax rate on income from continuing operations was 34.5 percent. The effective tax rate on income from continuing operations for the nine-month period ended September 30, 2015 differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax-exempt interest income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the deferred tax asset valuation allowance previously released to accumulated other comprehensive income, and the partial completion of the Internal Revenue Service examination covering tax year 2006, partially offset by tax charges associated with increases in uncertain tax positions related to cross-border financing transactions and increases in the deferred tax asset valuation allowances associated with certain foreign jurisdictions. The nine-month period ended September 30, 2015 includes an increase in the deferred tax asset valuation allowance primarily attributable to the effects of changes in the Japanese tax law enacted on March 31, 2015, partially offset by changes in projections of future taxable income.

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income  of our non-life companies can be offset by the net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of September 30, 2015, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

During the three-month period ended September 30, 2015, we recognized an increase of $8 million in our deferred tax asset valuation allowance associated with certain foreign jurisdictions.

During the nine-month period ended September 30, 2015, we recognized an increase of $61 million in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to changes in the Japanese tax law enacted on March 31, 2015 partially offset by changes in projections of future taxable income.

Tax Examinations and Litigation

On March 29, 2013, the U.S District Court for the Southern District of New York denied our motion for partial summary judgment related to the disallowance of foreign tax credits associated with cross border financing transactions. On March 17, 2014, the U.S. Court of Appeals for the Second Circuit (the Second Circuit) granted our petition for an immediate appeal of the partial summary judgment decision. On September 9, 2015, the Second Circuit affirmed the decision of the U.S. District Court for the Southern District of New York.  On October 13, 2015, we filed a petition for a writ of certiorari to the U.S Supreme Court.

Item 1 / NOTE 13. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We will vigorously defend our position and believe we maintain adequate reserves for liabilities that could result upon the conclusion of the litigation and from Internal Revenue Service actions. We continue to monitor legal and other developments in this area, including recent decisions affecting other taxpayers, and evaluate the effect, if any, on our position.

Accounting for Uncertainty in Income Taxes

At both September 30, 2015 and December 31, 2014, our unrecognized tax benefits, excluding interest and penalties, were $4.4 billion. The nine-month activity includes increases for amounts associated with cross border financing transactions partially offset by certain benefits realized due to the partial completion of the Internal Revenue Service examination covering tax year 2006.  At September 30, 2015 and December 31, 2014, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather the permissibility, of the deduction were $0.2 billion and $0.3 billion, respectively.  Accordingly, at September 30, 2015 and December 31, 2014, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.2 billion and $4.1 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.  At September 30, 2015 and December 31, 2014, we had accrued liabilities of $1.2 billion and $1.1 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine-month periods ended September 30, 2015 and 2014, we accrued expense (benefit) of $133 million and $(64) million, respectively, for the payment of interest and penalties. The interest increase from December 31, 2014 was primarily due to increases in amounts associated with cross border financing transactions.

We regularly evaluate adjustments proposed by taxing authorities. At September 30, 2015, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period.  Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

The following Condensed Consolidating Financial Statements reflect the results of AIGLH, a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
September 30, 2015
Assets:
Short-term investments	$5,531	$-	$7,234	$(357)	$12,408
Other investments(a)	9,028	-	324,965	-	333,993
Total investments	14,559	-	332,199	(357)	346,401
Cash	20	3	1,546	-	1,569
Loans to subsidiaries(b)	31,354	-	543	(31,897)	-
Investment in consolidated subsidiaries(b)	59,411	32,486	-	(91,897)	-
Other assets, including deferred income taxes	25,428	260	130,952	(2,625)	154,015
Total assets	$130,772	$32,749	$465,240	$(126,776)	$501,985

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Liabilities:
Insurance liabilities	$-	$-	$267,946	$-	$267,946
Long-term debt	20,794	707	9,218	-	30,719
Other liabilities, including intercompany balances(a)	10,439	185	96,104	(3,027)	103,701
Loans from subsidiaries(b)	540	-	31,357	(31,897)	-
Total liabilities	31,773	892	404,625	(34,924)	402,366
Total AIG shareholders’ equity	98,999	31,857	59,995	(91,852)	98,999
Non-redeemable noncontrolling interests	-	-	620	-	620
Total equity	98,999	31,857	60,615	(91,852)	99,619
Total liabilities and equity	$130,772	$32,749	$465,240	$(126,776)	$501,985

December 31, 2014
Assets:
Short-term investments	$6,078	$-	$6,231	$(1,066)	$11,243
Other investments(a)	11,415	-	333,108	-	344,523
Total investments	17,493	-	339,339	(1,066)	355,766
Cash	26	91	1,641	-	1,758
Loans to subsidiaries(b)	31,070	-	779	(31,849)	-
Investment in consolidated subsidiaries(b)	62,811	35,850	-	(98,661)	-
Other assets, including deferred income taxes	23,835	2,305	141,826	(9,909)	158,057
Total assets	$135,235	$38,246	$483,585	$(141,485)	$515,581
Liabilities:
Insurance liabilities	$-	$-	$270,615	$-	$270,615
Long-term debt	21,190	820	9,207	-	31,217
Other liabilities, including intercompany balances(a)	6,196	2,314	108,189	(10,222)	106,477
Loans from subsidiaries(b)	951	-	30,898	(31,849)	-
Total liabilities	28,337	3,134	418,909	(42,071)	408,309
Total AIG shareholders’ equity	106,898	35,112	64,302	(99,414)	106,898
Non-redeemable noncontrolling interests	-	-	374	-	374
Total equity	106,898	35,112	64,676	(99,414)	107,272
Total liabilities and equity	$135,235	$38,246	$483,585	$(141,485)	$515,581

(a) Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b) Eliminated in consolidation.

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended September 30, 2015
Revenues:
Equity in earnings of consolidated subsidiaries*	$717	$222	$-	$(939)	$-
Other income	(221)	-	13,220	(177)	12,822
Total revenues	496	222	13,220	(1,116)	12,822
Expenses:
Interest expense	254	14	83	(30)	321
Loss on extinguishment of debt	345	-	1	-	346
Other expenses	352	-	12,064	(146)	12,270
Total expenses	951	14	12,148	(176)	12,937
Income (loss) from continuing operations before income tax
expense (benefit)	(455)	208	1,072	(940)	(115)
Income tax expense (benefit)	(224)	(6)	295	-	65
Income (loss) from continuing operations	(231)	214	777	(940)	(180)
Loss from discontinued operations, net of income taxes	-	-	(17)	-	(17)
Net income (loss)	(231)	214	760	(940)	(197)
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	34	-	34
Net income (loss) attributable to AIG	$(231)	$214	$726	$(940)	$(231)
Three Months Ended September 30, 2014
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,661	$1,315	$-	$(3,976)	$-
Other income	615	-	16,161	(79)	16,697
Total revenues	3,276	1,315	16,161	(4,055)	16,697
Expenses:
Interest expense	378	22	62	(32)	430
Loss on extinguishment of debt	682	-	60	-	742
Other expenses	284	61	12,196	(35)	12,506
Total expenses	1,344	83	12,318	(67)	13,678

Income (loss) from continuing operations before income tax
expense (benefit)	1,932	1,232	3,843	(3,988)	3,019
Income tax expense (benefit)	(261)	(33)	1,117	(3)	820
Income (loss) from continuing operations	2,193	1,265	2,726	(3,985)	2,199
Income (loss) from discontinued operations, net of income taxes	(1)	-	3	-	2
Net income (loss)	2,192	1,265	2,729	(3,985)	2,201
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	9	-	9
Net income (loss) attributable to AIG	$2,192	$1,265	$2,720	$(3,985)	$2,192

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Nine Months Ended September 30, 2015
Revenues:
Equity in earnings of consolidated subsidiaries*	$5,793	$1,744	$-	$(7,537)	$-
Other income	(57)	-	45,050	(497)	44,496
Total revenues	5,736	1,744	45,050	(8,034)	44,496
Expenses:
Interest expense	810	44	213	(90)	977
Loss on extinguishment of debt	703	-	46	7	756
Other expenses	899	42	36,016	(407)	36,550
Total expenses	2,412	86	36,275	(490)	38,283
Income (loss) from continuing operations before income tax
expense (benefit)	3,324	1,658	8,775	(7,544)	6,213
Income tax expense (benefit)	(714)	(69)	2,925	-	2,142
Income (loss) from continuing operations	4,038	1,727	5,850	(7,544)	4,071
Income (loss) from discontinued operations, net of income taxes	(1)	-	1	-	-
Net income (loss)	4,037	1,727	5,851	(7,544)	4,071
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	34	-	34
Net income (loss) attributable to AIG	$4,037	$1,727	$5,817	$(7,544)	$4,037
Nine Months Ended September 30, 2014
Revenues:
Equity in earnings of consolidated subsidiaries*	$8,149	$2,789	$-	$(10,938)	$-
Other income	1,094	-	48,165	(263)	48,996
Total revenues	9,243	2,789	48,165	(11,201)	48,996
Expenses:
Interest expense	1,210	80	180	(98)	1,372
Loss on extinguishment of debt	987	-	77	(50)	1,014
Other expenses	1,310	79	35,564	(115)	36,838
Total expenses	3,507	159	35,821	(263)	39,224
Income (loss) from continuing operations before income tax
expense (benefit)	5,736	2,630	12,344	(10,938)	9,772
Income tax expense (benefit)	(1,137)	(54)	4,121	(22)	2,908
Income (loss) from continuing operations	6,873	2,684	8,223	(10,916)	6,864
Income (loss) from discontinued operations, net of income taxes	1	-	(16)	-	(15)
Net income (loss)	6,874	2,684	8,207	(10,916)	6,849
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(25)	-	(25)
Net income (loss) attributable to AIG	$6,874	$2,684	$8,232	$(10,916)	$6,874

*  Eliminated in consolidation.

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended September 30, 2015
Net income (loss)	$(231)	$214	$760	$(940)	$(197)
Other comprehensive income (loss)	(1,063)	(548)	187	360	(1,064)
Comprehensive income (loss)	(1,294)	(334)	947	(580)	(1,261)
Total comprehensive income attributable to noncontrolling interests	-	-	33	-	33
Comprehensive income (loss) attributable to AIG	$(1,294)	$(334)	$914	$(580)	$(1,294)
Three Months Ended September 30, 2014
Net income (loss)	$2,192	$1,265	$2,729	$(3,985)	$2,201
Other comprehensive income (loss)	(180)	(259)	(1,885)	2,143	(181)
Comprehensive income (loss)	2,012	1,006	844	(1,842)	2,020
Total comprehensive income attributable to noncontrolling interests	-	-	8	-	8
Comprehensive income (loss) attributable to AIG	$2,012	$1,006	$836	$(1,842)	$2,012
Nine Months Ended September 30, 2015
Net income (loss)	$4,037	$1,727	$5,851	$(7,544)	$4,071
Other comprehensive income (loss)	(4,060)	3,942	52,820	(56,766)	(4,064)
Comprehensive income (loss)	(23)	5,669	58,671	(64,310)	7
Total comprehensive income attributable to noncontrolling interests	-	-	30	-	30
Comprehensive income (loss) attributable to AIG	$(23)	$5,669	$58,641	$(64,310)	$(23)
Nine Months Ended September 30, 2014
Net income (loss)	$6,874	$2,684	$8,207	$(10,916)	$6,849
Other comprehensive income (loss)	4,971	2,522	1,848	(4,371)	4,970
Comprehensive income (loss)	11,845	5,206	10,055	(15,287)	11,819
Total comprehensive loss attributable to noncontrolling interests	-	-	(26)	-	(26)
Comprehensive income (loss) attributable to AIG	$11,845	$5,206	$10,081	$(15,287)	$11,845

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Nine Months Ended September 30, 2015
Net cash provided by operating activities	3,675	1,386	508	(3,335)	2,234
Cash flows from investing activities:
Sales of investments	5,610	-	52,234	(3,363)	54,481
Purchase of investments	(1,373)	-	(49,465)	3,363	(47,475)
Loans to subsidiaries - net	(1,227)	-	2,690	(1,463)	-
Contributions to subsidiaries - net	-	-	-	-	-
Net change in restricted cash	-	-	1,476	-	1,476
Net change in short-term investments	1,940	-	(2,968)	-	(1,028)
Other, net	(4)	-	(770)	-	(774)
Net cash provided by investing activities	4,946	-	3,197	(1,463)	6,680
Cash flows from financing activities:
Issuance of long-term debt	5,540	-	909	-	6,449
Repayments of long-term debt	(5,728)	(115)	(2,500)	-	(8,343)
Purchase of Common Stock	(7,473)	-	-	-	(7,473)
Intercompany loans - net	(236)	-	(1,227)	1,463	-
Cash dividends paid	(687)	(1,359)	(1,976)	3,335	(687)
Other, net	(43)	-	1,033	-	990
Net cash (used in) financing activities	(8,627)	(1,474)	(3,761)	4,798	(9,064)
Effect of exchange rate changes on cash	-	-	(39)	-	(39)
Change in cash	(6)	(88)	(95)	-	(189)
Cash at beginning of year	26	91	1,641	-	1,758
Reclassification to assets held for sale	-	-	-	-	-
Cash at end of period	$20	$3	$1,546	$-	$1,569

Nine Months Ended September 30, 2014
Net cash provided by operating activities	7,228	4,333	3,979	(11,183)	4,357
Cash flows from investing activities:
Sales of investments	2,032	-	45,254	(725)	46,561
Purchase of investments	(1,257)	-	(42,549)	725	(43,081)
Loans to subsidiaries - net	(1,687)	-	327	1,360	-
Contributions from (to) subsidiaries - net	77	-	-	(77)	-
Net change in restricted cash	(5)	-	(655)	-	(660)
Net change in short-term investments	2,947	-	(605)	-	2,342
Other, net	(61)	-	(234)	-	(295)
Net cash provided by investing activities	2,046	-	1,538	1,283	4,867

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash flows from financing activities:
Issuance of long-term debt	2,489	-	3,338	-	5,827
Repayments of long-term debt	(7,368)	(165)	(4,028)	-	(11,561)
Intercompany loans - net	(47)	(279)	1,686	(1,360)	-
Purchase of common stock	(3,403)	-	-	-	(3,403)
Cash dividends paid to shareholders	(539)	(3,931)	(7,252)	11,183	(539)
Other, net	(324)	-	322	77	75
Net cash (used in) financing activities	(9,192)	(4,375)	(5,934)	9,900	(9,601)
Effect of exchange rate changes on cash	-	-	(19)	-	(19)
Change in cash	82	(42)	(436)	-	(396)
Cash at beginning of year	30	51	2,160	-	2,241
Change in cash of businesses held for sale	-	-	88	-	88
Cash at end of period	$112	$9	$1,812	$-	$1,933

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Cash (paid) received during the 2015 period for:
Interest:
Third party	$(846)	$(57)	$(209)	$-	$(1,112)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(17)	$-	$(389)	$-	$(406)
Intercompany	1,769	-	(1,769)	-	-
Cash (paid) received during the 2014 period for:
Interest:
Third party	$(1,238)	$(87)	$(1,171)	$-	$(2,496)
Intercompany	(1)	(7)	8	-	-
Taxes:
Income tax authorities	$(18)	$-	$(596)	$-	$(614)
Intercompany	1,348	-	(1,348)	-	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Nine Months Ended September 30,
(in millions)	2015	2014
Intercompany non-cash financing and investing activities:
Capital contributions	$111	$993
Dividends received in the form of securities	1,997	1,538
Return of capital*	-	4,836
Consideration received from sale of shares of AerCap	500	-

*  Includes $4.8 billion return of capital from AIG Capital Corporation related to the sale of ILFC.

Item 1 / NOTE 15. SUBSEQUENT EVENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15. SUBSEQUENT EVENTS

Dividends Declared

On November 2, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.28 per share, payable on December 21, 2015 to shareholders of record on December 7, 2015. This dividend will result in an adjustment to the exercise price of the outstanding warrants (the Warrants) to purchase shares of AIG Common Stock and an adjustment to the number of shares of AIG Common Stock receivable upon Warrant exercise. The exact adjustments, determined by a formula set forth in the Warrant Agreement, will become calculable on December 2, 2015, the day prior to the ex-dividend date. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us.

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

•    anticipated restructuring charges and annual cost savings;

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

•    judgments concerning estimated restructuring charges  and estimated cost savings;

•    such other factors discussed in:

•     Part I, Item 2. MD&A and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10‑Q;

•     Part I, Item 2. MD&A of the Quarterly Reports on Form 10‑Q for the quarterly periods ended March 31, 2015 and June 30, 2015; and

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

•    non-operating litigation reserves and settlements;

•    reserve development related to non-operating run-off insurance business; and

•    restructuring and other costs related to initiatives designed to reduce operating expenses, improve efficiency and simplify our organization.

We use the following operating performance measures within our Commercial Insurance and Consumer Insurance reportable segments as well as Corporate and Other.

•      Commercial Insurance: Property Casualty and Mortgage Guaranty; Consumer Insurance: Personal Insurance

•      Pre‑tax operating income: includes both underwriting income and loss and net investment income, but excludes net realized capital gains and losses, other income and expense — net, and non-operating litigation reserves and settlements. Underwriting income and loss is derived by reducing net premiums earned by losses and loss adjustment expenses incurred, acquisition expenses and general operating expenses.

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

Item 2 / USE OF NON-GAAP MEASURES

•      Commercial Insurance: Institutional Markets; Consumer Insurance: Retirement and Life

•    Pre‑tax operating income is derived by excluding the following items from pre‑tax income:

• changes in fair values of fixed maturity securities designated to hedge living benefit liabilities (net of interest expense);	• changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains and losses; and
• net realized capital gains and losses;	• non-operating litigation reserves and settlements.

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

•    non-operating litigation reserves and settlements;

•    reserve development related to non-operating run-off insurance business; and

•    restructuring and other costs related to initiatives designed to reduce operating expenses, improve efficiency and simplify our organization.

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

We report our results of operations as follows:

•      Commercial Insurance – Commercial Insurance offers insurance products and services to commercial and institutional customers worldwide. Commercial Insurance product lines include Casualty, Property, Specialty, Financial, Mortgage Insurance and Institutional Markets. Commercial Insurance products are distributed through a diversified multichannel distribution network that includes independent insurance brokers, banks, mortgage lenders, specialized marketing and consulting firms.

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

•      Corporate and Other – Corporate and Other consists of income from assets held by AIG Parent and other corporate subsidiaries, general operating expenses not attributable to specific reportable segments and interest expense. It also includes run-off lines of insurance business, including excess workers’ compensation, asbestos and legacy environmental (1986 and prior), certain environmental liability businesses, certain healthcare coverage, and certain long-duration business, primarily in Japan and the U.S.

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

As part of our broad and on-going efforts to transform AIG for long-term competitiveness, during the quarter we finalized a series of initiatives that will focus on organizational simplification, operational efficiency, and business rationalization which are expected to generate pre-tax annualized savings of approximately $0.4 billion to $0.5 billion when fully implemented. These initiatives are expected to result in pre-tax restructuring and other costs of approximately $0.5 billion including approximately $0.3 billion of employee severance and one-time termination benefits, concentrated initially among management’s senior levels. Further staff reductions are anticipated in 2016. Approximately half of the remaining $0.2 billion relates to costs associated with modernization of information technology platforms, with the balance relating to costs associated with consolidation of legal entities and exiting lower return lines of business. Results for the third quarter of 2015 include approximately $274 million of pre-tax restructuring and other costs, with the remainder expected to be recognized through 2017. We expect approximately $0.3 billion of the aggregate pre-tax costs to result in cash expenditures.

We will continue to  evaluate lines of business, market segments and geographies within our Commercial and Consumer Insurance businesses. As decisions are made to exit lines of business, we expect to report their operating results within “Run-

Item 2 / EXECUTIVE OVERVIEW

off insurance lines” as a component of Corporate and Other, and prior periods’ presentation may be revised to conform to the new structure.

Executive Summary

Financial Performance

Commercial Insurance pre‑tax operating income decreased in the three- and nine-month periods ended September 30, 2015, compared to the same periods in the prior year primarily due to lower net investment income in Property Casualty and Institutional Markets, which was primarily due to lower alternative investment income performance.

Consumer Insurance pre-tax operating income decreased in the three-month period ended September 30, 2015, compared to the same period in the prior year, reflecting lower net investment income, primarily due to alternative investment income performance, and less favorable adjustments to reflect an update of actuarial assumptions compared to the same period in the prior year. These decreases were partially offset by higher policy and advisory fees in the three-month period ended September 30, 2015 compared to the same period in the prior year, driven by growth in separate account assets under management in Retirement.  Pre-tax operating income decreased in the nine-month period ended September 30, 2015, compared to the same period in the prior year primarily due to the same factors as the three-month period, as well as lower base net investment income and less favorable mortality experience in Life.

Our investment portfolio performance declined in the three- and nine-month periods ended September 30, 2015, compared to the same periods in the prior year due to lower income on alternative investments, primarily related to hedge fund performance, lower income on investments for which the fair value option was elected, and lower reinvestment yields.

Net realized capital gains decreased, with net losses in the three-month period ended September 30, 2015, compared to net gains in the same period in the prior year, due to lower realized capital gains from sales of investments, an increase in other-than-temporary impairment charges, and foreign exchange transaction losses compared to foreign exchange transaction gains in the prior year. Net realized capital gains increased in the nine-month period ended September 30, 2015, compared to the same period in the prior year, due to higher realized capital gains from sales of equity securities and fair value gains on embedded derivatives related to variable annuity guarantee features, net of hedges, compared to fair value losses in the same period in the prior year, partially offset by an increase in other-than-temporary impairment charges.

Item 2 / EXECUTIVE OVERVIEW

Our Performance – Selected Indicators

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data and ratios)	2015	2014	2015	2014
Results of operations data:
Total revenues	$12,822	$16,697	$44,496	$48,996
Income (loss) from continuing operations	(180)	2,199	4,071	6,864
Net income (loss) attributable to AIG	(231)	2,192	4,037	6,874
Net Income (loss) per common share attributable to AIG
(diluted)	(0.18)	1.52	2.97	4.71
After-tax operating income attributable to AIG	$691	$1,722	$4,275	$5,259
After-tax operating income per common share
attributable to AIG (diluted)	0.52	1.19	3.15	3.60
Key metrics:
Commercial Insurance
Pre-tax operating income	$815	$1,240	$3,777	$4,286
Property Casualty combined ratio	102.7	102.1	99.6	99.2
Property Casualty accident year combined ratio, as
adjusted	96.6	92.7	94.9	94.2
Property Casualty net premiums written	$5,202	$5,509	$15,832	$16,328
Mortgage Guaranty domestic first-lien new insurance
written	14,483	12,643	40,215	31,305
Institutional Markets premiums and deposits	159	2,840	985	3,182
Consumer Insurance
Pre-tax operating income	$657	$1,264	$2,625	$3,551
Personal Insurance combined ratio	99.6	99.4	100.9	100.4
Personal Insurance accident year combined ratio, as
adjusted	99.2	99.1	100.0	99.5
Personal Insurance net premiums written	$3,016	$3,241	$8,861	$9,546
Retirement premiums and deposits	6,625	5,863	18,204	18,033
Life premiums and deposits	1,223	1,163	3,695	3,557
Life Insurance Companies assets under management	332,886	333,978	332,886	333,978

			September 30,	December 31,
(in millions, except per share data)			2015	2014
Balance sheet data:
Total assets			$501,985	$515,581
Long-term debt			30,719	31,217
Total AIG shareholders’ equity			98,999	106,898
Book value per common share			79.40	77.69
Book value per common share, excluding AOCI			74.14	69.98
Book value per common share, excluding AOCI and DTA			61.91	58.23

Item 2 / EXECUTIVE OVERVIEW

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2015	2014	2015	2014	2014
Return on equity	(0.9)%	8.1%	5.1%	8.7%	7.1%
Return on equity - after-tax operating income, excluding
AOCI	2.9	7.1	6.0	7.3	6.9
Return on equity - after-tax operating income, excluding
AOCI and DTA	3.5	8.5	7.1	8.9	8.4

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI, and Book value per common share, excluding AOCI and DTA, which are non-GAAP measures.  See Use of Non‑GAAP Measures for additional information.

	September 30,	December 31,
(in millions, except per share data)	2015	2014
Total AIG shareholders' equity	$98,999	$106,898
Accumulated other comprehensive income	6,557	10,617
Total AIG shareholders' equity, excluding AOCI	92,442	96,281

Deferred tax assets	15,252	16,158
Total AIG shareholders' equity, excluding AOCI and DTA	$77,190	$80,123

Total common shares outstanding	1,246,794,615	1,375,926,971
Book value per common share	$79.40	$77.69
Book value per common share, excluding AOCI	74.14	69.98
Book value per common share, excluding AOCI and DTA	$61.91	$58.23

The following table presents a reconciliation of Return on equity to Return on equity, after-tax operating income, excluding AOCI, and Return on equity, after-tax operating income, excluding AOCI and DTA, which are non-GAAP measures.  See Use of Non‑GAAP Measures for additional information.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(dollars in millions)	2015	2014	2015	2014	2014
Actual or annualized net income (loss) attributable to AIG	$(924)	$8,768	$5,383	$9,165	$7,529
Actual or annualized after-tax operating income attributable to AIG	2,764	6,888	5,700	7,012	6,630
Average AIG Shareholders' equity	101,629	108,371	104,534	105,261	105,589
Average AOCI	7,089	11,421	8,863	9,571	9,781
Average AIG Shareholders' equity, excluding average AOCI	94,540	96,950	95,671	95,690	95,808
Average DTA	15,271	15,790	15,567	16,724	16,611
Average AIG Shareholders' equity, excluding average AOCI and DTA	$79,269	$81,160	$80,104	$78,966	$79,197
ROE	(0.9)%	8.1%	5.1%	8.7%	7.1%
ROE - after-tax operating income, excluding AOCI	2.9	7.1	6.0	7.3	6.9
ROE - after-tax operating income, excluding AOCI and DTA	3.5	8.5	7.1	8.9	8.4

Item 2 / EXECUTIVE OVERVIEW

Total revenues (in millions)	Income (loss) from continuing operations (in millions)

Net income (loss) ATTRIBUTABLE TO AIG (in millions)	Net INCOME (Loss) PER COMMON SHARE ATTRIBUTABLE TO AIG (DILUTED)

after-tax operating income attributable to aig (excludes net realized capital gains and certain other items) (in millions)	Pre-tax operating income (loss) by segment (in millions)

*   Includes a gain of $1.4 billion associated with the completion of the sale of ILFC.

Item 2 / EXECUTIVE OVERVIEW

TOTAL ASSETS (in millions)	Long-term debt (in millions)
Total AIG shareholders’ equity (in millions)	Book value per COMMON share, book value per common share excluding AOCI and book value per common share excluding AOCI and dta

$98,999
$6,557
AOCI
$92,442
Excluding AOCI
$106,898
$10,617
AOCI
$96,281
Excluding AOCI
September 30, 2015
December 31, 2014

$79.40
AOCI
$5.26
$12.23
DTA
$61.91
Excluding AOCI & DTA
$77.69
AOCI
$7.71
$11.75
DTA
$58.23
Excluding AOCI & DTA
September 30, 2015
December 31, 2014

*   Includes operating borrowings of other subsidiaries and consolidated investments and hybrid debt securities.

Investment Highlights

Net investment income decreased to $3.2 billion and $10.9 billion in the three- and nine-month periods ended September 30, 2015, respectively, compared to $4.0 billion and $12.1 billion, respectively, in the same periods in the prior year due to lower income on alternative investments, primarily related to hedge fund performance, lower income on assets for which the fair value option was elected, and lower reinvestment yields. While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities, mortgage loans and other fixed income investments with favorable risk versus return characteristics to improve yields and increase net investment income.

Net unrealized gains in our available for sale portfolio decreased to approximately $13.0 billion as of September 30, 2015, from approximately $19.0 billion as of December 31, 2014, primarily due to a widening of credit spreads.

The overall credit rating of our fixed maturity securities portfolio remains largely unchanged from December 31, 2014.

Liquidity and Capital Resources Highlights

We reduced our debt by $498 million in the nine-month period ended September 30, 2015, primarily as a result of maturities, repayments and repurchases of $8.5 billion, offset in part by new debt issuances of $6.5 billion.

Item 2 / EXECUTIVE OVERVIEW

We maintained financial flexibility at AIG Parent in the nine-month period ended September 30, 2015  through $2.7 billion in dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $4.6 billion in dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies. The dividends that AIG Parent received in the nine-month period ended September 30, 2015 included $2.8 billion of dividends that were declared during the fourth quarter of 2014.

Our Board of Directors increased our share repurchase authorization of AIG Common Stock, par value $2.50 per share (AIG Common Stock), by an additional $5.0 billion on August 3, 2015. As of October 31, 2015, approximately $2.9 billion remained under our repurchase authorization. During the nine-month period ended September 30, 2015, we repurchased approximately 129 million shares of AIG Common Stock for an aggregate purchase price of approximately $7.5 billion. The total number of shares of AIG Common Stock repurchased in the nine-month period ended September 30, 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014. Pursuant to an Exchange Act Rule 10b5-1 plan, from October 1 to October 31, 2015, we have repurchased approximately $602 million of additional shares of AIG Common Stock.

We paid a cash dividend on AIG Common Stock of $0.125 per share on each of March 26, 2015 and June 25, 2015, and $0.28 per share on September 28, 2015.

Our Board of Directors declared a cash dividend on AIG Common Stock on November 2, 2015 of $0.28 per share, payable on December 21, 2015 to shareholders of record on December 7, 2015.

We received net cash proceeds of approximately $4.2 billion in the aggregate from the sale of approximately 97.6 million ordinary shares of AerCap in June and September 2015.

Strategic Outlook

Industry Trends

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continue to operate under difficult market conditions in 2015, characterized by factors such as historically low interest rates, instability in the global equity markets and slowing growth in emerging markets, China and Euro-Zone economies.

Interest rates remain low relative to historical levels, which has affected our industry by reducing investment returns and unfavorably affecting loss reserve discounting, primarily related to our workers’ compensation reserves. In addition, current market conditions may not necessarily permit insurance companies to increase pricing across all our product lines.

Currency volatility in the three- and nine-month periods ended September 30, 2015 was particularly acute compared to the same periods in the prior year, as the three major foreign currencies that we transact in weakened considerably against the U.S. dollar.  Such volatility affected line item components of income for those businesses with substantial international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on underwriting results, however, is significantly mitigated, as both revenues and expenses are similarly affected.

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

Item 2 / EXECUTIVE OVERVIEW

Premiums Written by Region; and Results of Operations – Consumer Insurance – Personal Insurance Net Premiums Written by Region.

AIG Priorities for 2015 and Beyond

AIG is focused on the following priorities for 2015 and beyond:

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

Item 2 / EXECUTIVE OVERVIEW

Market Conditions and Industry Trends

Commercial Insurance expects the current low interest rate environment relative to historical levels, currency volatility, and ongoing uncertainty in global economic conditions will continue to challenge growth of net investment income and limit growth and profitability in some markets. Due to these conditions and overcapacity in the property casualty insurance industry, Commercial Insurance has continued to diversify its business focusing on growing profitable segments and geographies, exiting unprofitable lines and developing advanced data and analytics to improve profitability.

Property Casualty

Property Casualty has observed improving trends in certain key indicators that may offset the effect of current economic challenges. In the first half of 2015, the property casualty insurance industry experienced modest growth and an increase in overall exposures in certain markets, although this growth may be leveling off. Property Casualty also expects that expansion in certain growth economies will occur at a faster pace than in developed countries, but at levels lower than those previously expected due to revised economic assumptions. As a result of its ongoing strategy to optimize its portfolio and maintain underwriting discipline, Property Casualty expects that net premiums written for the U.S. Casualty line will continue to decline through 2016.

Overall, Property Casualty experienced a modest increase in rate pressure in the third quarter of 2015 compared to the second quarter of 2015. Property Casualty expects that trend to continue in the near term, particularly in certain lines including in the U.S. Property Excess and Surplus market. Property Casualty continues to differentiate its underwriting capacity from its peers by leveraging its global footprint, diverse product offering, risk engineering expertise and significant underwriting experience.

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

Mortgage Guaranty

During the nine-month period ended September 30, 2015, the U.S. market experienced an increase in mortgage loan originations driven by a decrease in residential  mortgage  interest  rates in the latter part of 2014, and increased purchase volume favorably impacted by a drop in unemployment, improving housing prices, and lower down payment requirements.  If the current economic environment persists, Mortgage Guaranty expects to benefit through increased volume driven by purchase volume and for policies  originated in the higher interest rate environment prior to 2012, refinancing  activity.  Mortgage Guaranty also expects current interest rates to have a favorable impact on the persistency of business written during 2012 and the first half of 2013, since refinancing would be unattractive to homeowners who originated mortgages at the lower residential mortgage interest rates prevalent in that time period.

Mortgage Guaranty also  expects  that  newly  reported  delinquencies  will  continue to decline  during  the remainder of 2015 and into 2016. Mortgage Guaranty believes  the  combination  of  the factors described above will  result  in  favorable  operating  results  for  the remainder of 2015 and into 2016.

On July 10, 2014, the Federal Housing Finance Agency, the conservator of Fannie Mae and Freddie Mac (collectively, the GSEs) issued in draft form for public comment new eligibility requirements for private mortgage insurers that provide insurance on loans owned or guaranteed by them. The initial Private Mortgage Insurer Eligibility Requirements (PMIERs) were issued by the GSEs on April 17, 2015 and revised on June 30, 2015. The new requirements, which will be effective on December 31, 2015, will mandate mortgage insurers to hold specified levels and types of assets in order to be able to pay a prescribed level of claims in certain stress scenarios. The most  significant  change  in  the  revision on June 30, 2015 was a  surcharge  to  the  asset

Item 2 / EXECUTIVE OVERVIEW

requirement for  lender-paid  mortgage insurance for  mortgages  originated  after  December  31,  2015. Mortgage Guaranty will meet these requirements on the effective date. These new requirements are not expected to have a material effect on AIG’s financial flexibility. Subject to interpretation and prospective amendment of the new requirements by the GSEs, Mortgage Guaranty estimates its minimum required assets under PMIERs would have been $3.1 billion as of September 30, 2015, had the rules been in effect at that time, and its estimated available assets would have exceeded the estimated required assets. Mortgage Guaranty’s estimates may change depending on future interpretations or prospective amendments by the GSEs.

Institutional Markets

Institutional Markets is expected to continue growing its assets under management from the stable value wrap business, as well as from disciplined growth through the pursuit of select opportunities related to pension buyouts. Volatility in the earnings from our alternative investment portfolio will continue to affect Institutional Markets’ results.

Strategic Initiatives

Customer

Our vision is to be our customers’ most valued insurer. We expect that investments in underwriting, claims services, client risk services, science and data will continue to differentiate AIG from its peers and drive a superior client experience. An example of this approach can be found with the growth in our large limit property business where investments in client risk services and engineering are opening new opportunities with clients in this segment.

Strategic Growth

Property Casualty continues to improve decision-making, risk acceptance and pricing based on its ongoing efforts to refine segmentation by customer, industry and geography. For example, after enhancing the segmentation of workers’ compensation, Property Casualty has observed different experience and trends, which helps inform its risk appetite, pricing and loss mitigation decisions.

As part of our strategic goal of diversifying product offerings and providing customers with greater access to unique insurance programs, on March 31, 2015, we paid approximately $239 million to acquire a controlling stake in NSM Insurance Group (NSM), a leading U.S. managing general agent and insurance program administrator. NSM is known for its unique development and implementation of programs for a broad range of niche customer segments. We expect the acquisition of NSM to facilitate closer strategic coordination and provide us with access to new, attractive markets including programs, specialty small commercial insurance solutions, and complementary distribution networks.

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

We also continue to streamline our legal entity structure to enhance transparency for regulators and optimize capital and tax efficiency, particularly with respect to the Non-Life Insurance Companies in the Property Casualty and Personal Insurance operating segments. Our legal entity restructuring initiatives have enhanced dividend capacity and reduced required capital. Additionally, the restructuring allows us to simplify our reinsurance arrangements, which further facilitate increased capital optimization. We expect our overall legal entity restructuring to be substantially completed in mid-2017, subject to regulatory approvals in the relevant jurisdictions.

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

Market Conditions and Industry Trends

Retirement

Increasing life expectancy and reduced expectations for traditional retirement income from defined benefit programs and fixed income securities are leading Americans to seek additional financial security as they approach retirement, which continues to drive demand for individual variable and fixed index annuities with guaranteed income features.  In addition, higher tax rates

Item 2 / EXECUTIVE OVERVIEW

and a desire for better investment returns have prompted less risk-averse investors to seek products without guaranteed living benefits, providing the opportunity to further diversify our product portfolio by offering investment-focused variable annuities.

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products. In addition, more highly leveraged competitors have entered the market offering higher crediting rates. As long as the low interest rate environment continues, conditions will be challenging for the fixed annuity market. Rapidly rising interest rates could create the potential for increased surrenders. Customers are, however, currently buying fixed annuities with longer surrender periods in pursuit of higher returns, which may help mitigate the rate of increase in surrenders in a rapidly rising rate environment.

In April 2015, the U.S. Department of Labor (DOL) issued a proposed regulation that substantially expands the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. This proposed regulation has generated substantial attention in our industry. The DOL has held public hearings on the proposal, with the final public comment period for the proposed regulation having concluded in late September 2015. The proposal is subject to additional regulatory review and potential modification before the final regulation, if any, is adopted. It is unknown at this time whether or how any final regulation may be different from that proposed. If finalized as originally proposed, the investment-related information and support that our advisors and employees could provide to ERISA-covered plan sponsors, participants and IRA holders on a non-fiduciary basis could be substantially limited from what is allowed under current law. These changes could have a material impact on the types, levels and compensation structures of the investment products and services we provide.

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

Personal Insurance

The overall rate level has improved in the Japanese and certain U.S. markets for auto, personal property, and accident and health products compared to prior years. In Japan, car and home sales increased in the first quarter of 2014 prior to a consumption tax increase, but subsequently new car sales have been trending down, while new housing starts have begun to strengthen in recent months. In the U.S., rate level changes for auto and personal property products are expected to be positive but slow, with sales increasing as the economy continues to improve. Our Personal Insurance operating segment continues to invest selectively in markets where we believe higher potential for personal insurance products exists.

Strategic Initiatives

Customer

We are working to expand relationships with key distribution partners to fully realize the benefits of our diverse product offerings across our multiple distribution channels. Our focus on ease of doing business for consumers and producers includes enhancements to our platforms and services, as well as initiatives to improve the recruitment, training and productivity of our affiliated and non-affiliated distribution partners.

Item 2 / EXECUTIVE OVERVIEW

Information-driven Strategy

We believe that strengthening our marketing capabilities through the use of analytics, stronger platforms and tools, an enhanced product portfolio and expanded relationships can allow us to bring more product solutions to our target markets.

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

Focused Growth

Retirement Income Solutions intends to continue capitalizing on the opportunity to meet consumer demand for guaranteed income by maintaining competitive variable annuity product offerings while managing risk through innovative product design and well-developed economic hedging capabilities. Risk mitigation features of its variable annuity product design include guaranteed minimum withdrawal benefit rider fees that are indexed to an equity market volatility index, required minimum allocations to fixed accounts, and the utilization of volatility control funds. Retirement Income Solutions continues to invest in hedging and market risk management capabilities. Retirement Income Solutions is also focused on diversifying its product portfolio by growing sales of fixed index annuities with guarantee features, which provide additional income solutions for consumers approaching retirement, and introducing new investment-focused variable annuities, which offer various investment options, including alternative asset classes, to investors seeking higher returns.

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

Life will continue to invest to position itself for growth, serve its customers more effectively, and maintain pricing discipline in its overall strategy. Life recently announced changes to simplify its structure, improve ease of doing business and better serve the unique needs of the customers in each region. Life’s organization has been aligned to serve its customers in the Americas, Asia Pacific and EMEA regions with a focus on the demographic, governmental and socioeconomic trends unique to each region.  As part of this initiative, our Group Benefits business will merge with our U.S. Life, Health and Disability business to focus on strong existing relationships with multi-line and specialty producers. Life intends to expand its business through a focused strategy in selected markets and products, combining global expertise with local market intelligence to meet the needs of consumers in target markets.

On March 31, 2015, we acquired Laya Healthcare, Ireland’s second largest primary health insurance provider. Laya Healthcare covers approximately 500,000 lives for primary healthcare, and also offers other adjacent coverage including life, dental and travel insurance.

Personal Insurance aims to provide customers with the products they need, delivered with excellent customer service through the channels they prefer.  Personal Insurance is focused on profitable growth in its selected market segments, with targeted investments in both scale businesses and emerging markets. Personal Insurance will continue to leverage its strong risk management and market expertise to foster growth by providing innovative and competitive solutions to its customers and distributors.

Operational Effectiveness

We are continuing to invest in initiatives that we believe will make our operating platforms simpler and more agile, enabling us to provide superior service and accommodate significant future growth. In Japan, we continue to invest in technology to improve operating efficiency and ease of doing business for our distribution partners and customers, with the goal of increasing

Item 2 / EXECUTIVE OVERVIEW

our market share and facilitating our expansion in market segments where we expect growth, given current demographic trends. In the U.S. Life business, we are focused on leveraging our most efficient systems and increasing automation of our underwriting process. We believe that simplifying our operating models and implementing common functionality across our Consumer Insurance product lines and borders will enhance productivity and support further profitable growth.

Profitability and Capital Management

We are focused on enhancing profitability and capital efficiency within our insurance entities through disciplined pricing, in-force profitability management and effective management of risk. For product lines where we have significant equity market risk and exposure to changes in interest rates, we use risk management tools, such as the risk mitigation product features and hedging program in our Retirement Income Solutions variable annuity business. Additionally, our scale and the breadth of our product offerings provide diversification of risk. Within our Non-Life Insurance Companies, we continue to streamline our legal entity structure to enhance transparency with regulators and optimize capital efficiency.

See Results of Operations — Consumer Insurance and Insurance Reserves for additional information.

RESULTS OF OPERATIONS

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three- and nine-month periods ended September 30, 2015 and 2014. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment discussion. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section of this MD&A and in Part II, Item 7. MD&A — Critical Accounting Estimates in the 2014 Annual Report.

The following table presents our consolidated results of operations:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Revenues:
Premiums	$8,862	$9,486	(7)%	$27,229	$28,046	(3)%
Policy fees	701	677	4	2,066	1,948	6
Net investment income	3,206	4,028	(20)	10,870	12,108	(10)
Net realized capital gains (losses)	(342)	536	NM	1,125	546	106
Aircraft leasing revenue	-	-	NM	-	1,602	NM
Other income	395	1,970	(80)	3,206	4,746	(32)
Total revenues	12,822	16,697	(23)	44,496	48,996	(9)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,936	7,203	(4)	20,587	20,771	(1)
Interest credited to policyholder account balances	881	882	-	2,758	2,800	(2)
Amortization of deferred policy acquisition costs	1,275	1,288	(1)	3,981	3,989	-
General operating and other expenses	3,175	3,151	1	9,214	9,889	(7)
Interest expense	321	430	(25)	977	1,372	(29)
Loss on extinguishment of debt	346	742	(53)	756	1,014	(25)
Aircraft leasing expenses	-	-	NM	-	1,585	NM
Net (gain) loss on sale of divested businesses	3	(18)	NM	10	(2,196)	NM
Total benefits, losses and expenses	12,937	13,678	(5)	38,283	39,224	(2)
Income (loss) from continuing operations before
income tax expense	(115)	3,019	NM	6,213	9,772	(36)
Income tax expense	65	820	(92)	2,142	2,908	(26)
Income (loss) from continuing operations	(180)	2,199	NM	4,071	6,864	(41)
Income (loss) from discontinued operations,
net of income tax expense	(17)	2	NM	-	(15)	NM
Net income (loss)	(197)	2,201	NM	4,071	6,849	(41)

Item 2 / RESULTS OF OPERATIONS

Less: Net income (loss) attributable to noncontrolling
interests	34	9	278		34	(25)	NM
Net income (loss) attributable to AIG	$(231)	$2,192	NM	%	$4,037	$6,874	(41)%

For the three-month period ended September 30, 2015, the effective tax rate on loss from continuing operations was not meaningful, due to a tax charge on a pre-tax loss. The tax charge was primarily due to increases in uncertain tax positions related to cross-border financing transactions, partially offset by tax benefits associated with tax-exempt interest income and the partial completion of the Internal Revenue Service examination covering tax year 2006.

For the nine-month period ended September 30, 2015, the effective tax rate on income from continuing operations was 34.5 percent. The effective tax rate on income from continuing operations for the nine-month period ended September 30, 2015 differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax-exempt interest income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the deferred tax asset valuation allowance previously released to accumulated other comprehensive income, and the partial completion of the Internal Revenue Service examination covering tax year 2006, partially offset by tax charges associated with increases in uncertain tax positions related to cross-border financing transactions and increases in the deferred tax asset valuation allowances associated with certain foreign jurisdictions. The nine-month period ended September 30, 2015 includes an increase in the deferred tax asset valuation allowance primarily attributable to the effects of changes in the Japanese tax law enacted on March 31, 2015, partially offset by changes in projections of future taxable income.

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

The following table presents a reconciliation of net income (loss) attributable to AIG to after-tax operating income attributable to AIG:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net income (loss) attributable to AIG	$(231)	$2,192	$4,037	$6,874
Uncertain tax positions and other tax adjustments	233	(25)	142	(14)
Deferred income tax valuation allowance (releases) charges	8	(21)	61	(161)
Changes in fair value of fixed maturity securities designated
to hedge living benefit liabilities, net of interest expense	(3)	(21)	25	(105)
Changes in benefit reserves and DAC, VOBA and SIA
related to net realized capital gains (losses)	2	29	55	59
Loss on extinguishment of debt	225	482	491	659
Net realized capital (gains) losses	262	(301)	(691)	(365)
(Income) loss from discontinued operations	17	(2)	-	15
(Income) loss from divested businesses	1	(42)	14	(1,453)
Non-operating litigation reserves and settlements	(20)	(569)	(56)	(250)
Reserve development related to non-operating run-off
insurance business	20	-	20	-
Restructuring and other costs	177	-	177	-
After-tax operating income attributable to AIG	$691	$1,722	$4,275	$5,259

Weighted average diluted shares outstanding	1,279,072,748	1,442,067,842	1,357,108,784	1,459,483,233
Income (loss) per common share attributable to AIG (diluted)	$(0.18)	$1.52	$2.97	$4.71
After-tax operating income per common share attributable
to AIG (diluted)*	$0.52	$1.19	$3.15	$3.60

* For the quarter ended September 30, 2015, because we reported a net loss, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts.  However, because we reported after-tax operating income, the calculation of after-tax operating income per diluted share includes dilutive shares of 40,356,170.

Item 2 / RESULTS OF OPERATIONS

After-tax operating income attributable to AIG decreased in both the three- and nine-month periods ended September 30, 2015, compared to the same periods in the prior year primarily due to a decrease in income from insurance operations, reflecting decreased net investment income, and lower income on assets marked to fair value through earnings, including part of our holdings in People’s Insurance Company (Group) of China Limited (PICC Group) and PICC Property & Casualty Company Limited (PICC P&C) shares and assets in Corporate and Other.

For the three-month periods ended September 30, 2015 and 2014, the effective tax rate on pre-tax operating income was 19.3 percent and 33.6 percent, respectively. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax-exempt interest income and other permanent tax items, certain tax benefits associated with the partial completion of the Internal Revenue Service examination covering tax year 2006 and the impact of other discrete tax benefits. For the nine-month periods ended September 30, 2015 and 2014, the effective tax rate on pre-tax operating income was 31.6 percent and 33.1 percent, respectively. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax-exempt interest income and other permanent tax items, certain tax benefits associated with the partial completion of the Internal Revenue Service examination covering tax year 2006 and the impact of other discrete tax benefits.

SEGMENT RESULTS

We report the results of our operations through two reportable segments: Commercial Insurance and Consumer Insurance as well as a Corporate and Other category. The Corporate and Other category consists of businesses and items not allocated to our reportable segments.

The following table summarizes the operations of each reportable segment and Corporate and Other. See also Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2015	2014	Change		2015	2014	Change
Commercial Insurance	$815	$1,240	(34)%		$3,777	$4,286	(12)%
Consumer Insurance	657	1,264	(48)		2,625	3,551	(26)
Corporate and Other	(613)	149	NM		(79)	39	NM
Consolidations, eliminations and other adjustments	(11)	(68)	84		(80)	(42)	(90)
Pre-tax operating income	$848	$2,585	(67)		$6,243	$7,834	(20)
Changes in fair values of fixed maturity securities
designated to hedge living benefit liabilities,
net of interest expense	4	32	(88)		(39)	162	NM
Changes in benefit reserves and DAC, VOBA, and
SIA related to net realized capital gains (losses)	(2)	(45)	96		(84)	(90)	7
Loss on extinguishment of debt	(346)	(742)	53		(756)	(1,014)	25
Net realized capital gains (losses)	(342)	536	NM		1,125	546	106
Income (loss) from divested businesses	(3)	17	NM		(58)	2,189	NM
Non-operating litigation reserves and settlements	30	636	(95)		86	145	(41)
Reserve development related to non-operating run-off
insurance business	(30)	-	NM		(30)	-	NM
Restructuring and other costs	(274)	-	NM		(274)	-	NM
Pre-tax income (loss)	$(115)	$3,019	NM	%	$6,213	$9,772	(36)%

Item 2 / RESULTS OF OPERATIONS

pre-tax operating income

(in millions)

COMMERCIAL INSURANCE	CONSUMER INSURANCE

QUARTERLY PRE-TAX INCOME COMPARISON FOR 2015 AND 2014

We recorded a pre-tax loss in the three-month period ended September 30, 2015, compared to pre-tax income in the same period in the prior year. The decrease was primarily due to lower Commercial Insurance pre-tax operating income, which reflected lower net investment income and lower underwriting income, and lower Consumer Insurance pre-tax operating income, which reflected lower net investment income and less favorable adjustments to reflect the update of actuarial assumptions, partially offset by higher policy and advisory fees. Lower net realized capital gains from sales of investments and higher other-than-temporary impairment charges, a decrease in non-operating litigation reserves and settlements, and restructuring and other costs also contributed to the decrease in pre-tax income for the three-month period ended September 31, 2015 compared to the same period in the prior year. These decreases were partially offset by lower loss on extinguishment of debt from ongoing liability management activities.

YEAR-TO-DATE PRE-TAX INCOME COMPARISON FOR 2015 AND 2014

Pre-tax income decreased in the nine-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to a decrease in Commercial Insurance pre-tax operating income, reflecting lower net investment income and lower underwriting income, and a decrease in Consumer Insurance pre-tax operating income, reflecting lower net investment income, less favorable adjustments to reflect the update of actuarial assumptions and less favorable mortality experience in Life (partially offset by higher policy and advisory fees), as well as restructuring and other costs and lower income from divested businesses as a result of the sale of ILFC in the second quarter of 2014. These decreases were partially offset by a lower loss on extinguishment of debt from ongoing liability management activities and an increase from the change in the fair value of embedded policy derivatives related to variable annuity guaranteed living benefits net of economic hedges, as discussed below. Higher net realized capital gains from sales of investments, which included realized gains on the sales of Class B shares of Prudential Financial, Inc., a portion of our holdings in PICC P&C shares and common shares of Springleaf Holdings Inc. (Springleaf), were partially offset by a realized loss on the sale of ordinary shares of AerCap and an increase in other-than-temporary impairment charges.

The change in the fair value of embedded policy derivatives related to variable annuity GMWB and GMAV, net of the change in fair value of all related economic hedges, increased pre-tax income by $468 million in the nine-month period ended September 30, 2015 compared to the same period in the prior year. The overall increase in market interest rates during the first half of 2015 drove a decrease in the liability for GMWB and GMAV, which was partially offset by a decrease in market interest rates and lower equity market performance in the three-month period ended September 30, 2015.  The net decrease in the fair value of the GMWB and GMAV in the nine-month period ended September 30, 2015 and the impact of interest rate and equity hedges, including losses in the fair value of bonds used to hedge interest rate and credit spread risks, resulted in an increase

Item 2 / RESULTS OF OPERATIONS

in pre-tax income compared to the same period in the prior year, in which the net impact was not significant. A small portion of the increase in the GMWB liability was due to annual review and update of actuarial assumptions. See Insurance Reserves – Life Insurance Companies DAC and Reserves – Update of Actuarial Assumptions for additional discussion.

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

Foreign Currency Impact

Property Casualty, International Life and Personal Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the currencies that have the most significant impact on our businesses:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
Rate for 1 USD	2015	2014	Change	2015	2014	Change
Currency:
JPY	123.35	102.24	21%	120.79	102.53	18%
EUR	0.90	0.74	22%	0.89	0.73	22%
GBP	0.64	0.59	8%	0.65	0.60	8%

Unless otherwise noted, references to the effects of foreign exchange in the Commercial and Consumer discussion of results of operations are with respect to movements in the three currencies included in the preceding table (the Major Currencies).

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

Item 2 / results of operations / COMMERCIAL INSURANCE

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

Commercial Insurance Results

The following table presents Commercial Insurance results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Revenues:
Premiums	$5,352	$5,692	(6)%	$16,580	$16,712	(1)%
Policy fees	49	49	-	148	138	7
Net investment income	1,158	1,572	(26)	4,341	4,815	(10)
Benefits and expenses:
Policyholder benefits and losses incurred	4,071	4,385	(7)	12,387	12,320	1
Interest credited to policyholder account balances	102	105	(3)	306	308	(1)
Amortization of deferred policy acquisition costs	580	648	(10)	1,769	1,900	(7)
General operating and other expenses*	991	935	6	2,830	2,851	(1)
Pre-tax operating income	$815	$1,240	(34)%	$3,777	$4,286	(12)%

*    Includes general operating expenses, commissions and other acquisition expenses.

Commercial Insurance Results by Operating Segment

The following section provides a comparative discussion of Commercial Insurance Results of Operations for the three- and nine-month periods ended September 30, 2015 and 2014 by operating segment.

Item 2 / results of operations / COMMERCIAL INSURANCE

Property Casualty Results

The following table presents Property Casualty results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Underwriting results:
Net premiums written	$5,202	$5,509	(6)%	$15,832	$16,328	(3)%
Increase in unearned premiums	(197)	(152)	(30)	(794)	(650)	(22)
Net premiums earned	5,005	5,357	(7)	15,038	15,678	(4)
Losses and loss adjustment expenses incurred	3,666	3,977	(8)	10,640	11,052	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	571	643	(11)	1,745	1,882	(7)
Other acquisition expenses	252	177	42	644	568	13
Total acquisition expenses	823	820	-	2,389	2,450	(2)
General operating expenses	657	676	(3)	1,944	2,053	(5)
Underwriting income (loss)	(141)	(116)	(22)	65	123	(47)
Net investment income	710	1,068	(34)	2,866	3,190	(10)
Pre-tax operating income	$569	$952	(40)%	$2,931	$3,313	(12)%

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (in millions)

Three Months Ended September 30,
Nine Months Ended September 30,
$5,202
$5,509
$15,832
$16,328
2015
2014
2015
2014

Three Months Ended September 30,
Nine Months Ended September 30,
$569
$952
$2,931
$3,313
2015
2014
2015
2014

Property Casualty Quarterly Results

Pre‑tax operating income decreased in the three-month period ended September 30, 2015, compared to the same period in the prior year primarily due to a decrease in net investment income and, to a lesser extent, an increase in underwriting loss. The increase in underwriting loss reflected a higher current accident year loss ratio, as adjusted, as well as a net loss reserve discount charge for workers’ compensation reserves in the three-month period ended September 30, 2015, compared to a net loss reserve discount benefit in the same period in the prior year, which were partially offset by lower catastrophe losses and a decrease in net adverse prior year loss reserve development. The current accident year loss ratio, as adjusted, increased primarily due to higher current accident year losses in healthcare and in U.S. commercial automobile liability, as well as higher attritional and severe losses in Property, partially offset by lower accident year losses in Specialty in all regions. The current accident year losses for the three-month period ended September 30, 2015 included six severe losses totaling $209 million compared to nine severe losses totaling $188 million in the same period in the prior year. The net loss reserve discount charge was $41 million in the three-month period ended September 30, 2015, compared to a benefit of $16 million in the same period

Item 2 / results of operations / COMMERCIAL INSURANCE

in the prior year, primarily reflecting declines in Treasury rates, which were partially offset by an increase in credit spreads. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion. Catastrophe losses were $88 million in the three-month period ended September 30, 2015, compared to $262 million in the same period in the prior year. Net adverse prior year loss reserve development, including return premiums of $30 million, was $186 million in the three-month period ended September 30, 2015, compared to $226 million, which included additional premiums of $93 million in the same period of the prior year. The net adverse prior year loss reserve development decreased primarily due to a decrease in net adverse prior year loss reserve development in Casualty, and an increase in net favorable prior year loss development in Property, partially offset by an increase in net adverse prior year loss reserve development in Specialty environmental. See Insurance Reserves – Non-Life Insurance Companies – Quarterly and Year-to-Date Net Loss Development for further discussion.

Acquisition expenses increased slightly in the three-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to an increase in commission expenses in certain classes of business in Specialty mostly offset by the strengthening of the U.S. dollar against the Major Currencies, as discussed above.

General operating expenses decreased in the three-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to the strengthening of the U.S. dollar against the Major Currencies, as discussed above. Excluding the effect of foreign exchange, general operating expenses increased primarily due to the acquisition of NSM, whose expenses were consolidated commencing in the second quarter of 2015. This increase was partially offset by lower pension expenses from a pension curtailment credit, and efficiencies from organizational realignment initiatives.

Net investment income decreased in the three-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to losses on alternative investments reflecting negative performance in hedge funds as well as fair market value declines on assets accounted for under the fair value option, particularly in PICC P&C shares. In the same period in the prior year, Property Casualty recorded net investment income on both alternative investments and the PICC P&C shares.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Property Casualty Year-to-Date Results

Pre‑tax operating income decreased in the nine-month period ended September 30, 2015 compared to the same period in the prior year primarily due to a decrease in net investment income and lower underwriting income. Underwriting income decreased primarily due to an increase in net adverse prior year loss reserve development and higher current accident year loss ratio, as adjusted, partially offset by decreases in catastrophe losses.  Net adverse prior year loss reserve development, including related premium adjustments, was $493 million in the nine-month period ended September 30, 2015, compared to $323 million in the same period in the prior year. The increase in net adverse prior year loss reserve development was primarily due to higher prior year loss reserve development in Casualty, partially offset by an improvement in Financial lines and Specialty. Premium adjustments consisted of return premiums of $53 million in the nine-month period ended September 30, 2015, compared to additional premiums of $157 million in the same period in the prior year. See Insurance Reserves – Non-Life Insurance Companies – Quarterly and Year-to-Date Net Loss Development for further discussion. Current accident year loss ratio, as adjusted, increased primarily due to higher current accident year losses in U.S. Casualty. Net loss reserve discount benefit was $136 million in the nine-month period ended September 30, 2015 compared to $158 million in the same period in the prior year. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion. Catastrophe losses were $368 million in the nine-month period ended September 30, 2015 compared to $567 million in the same period in the prior year.

Acquisition expenses decreased in the nine-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to the strengthening of the U.S. dollar against the Major Currencies, as discussed above. Excluding the effect of foreign exchange, acquisition expenses increased primarily due to an increase in commission expenses in certain classes of business in Specialty.

Item 2 / results of operations / COMMERCIAL INSURANCE

General operating expenses decreased in the nine-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to efficiencies from organizational realignment initiatives, partially offset by increased technology-related costs, and the acquisition of NSM, whose expenses were consolidated commencing in the second quarter of 2015.

Net investment income decreased in the nine-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to lower income on alternative investments and a decrease in net investment income related to assets accounted for under the fair value option.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Property Casualty Net Premiums Written

The following table presents Property Casualty’s net premiums written by major line of business:

	Three Months Ended		Percentage Change in		Nine Months Ended		Percentage Change in
	September 30,		U.S.	Original	September 30,		U.S.	Original
(in millions)	2015	2014	Dollars	Currency	2015	2014	Dollars	Currency
Casualty	$1,711	$1,968	(13)%	(10)%	$5,405	$5,990	(10)%	(6)%
Property	1,482	1,482	-	6	4,117	4,144	(1)	5
Specialty	897	911	(2)	3	2,769	2,805	(1)	4
Financial lines	1,112	1,148	(3)	2	3,541	3,389	4	10
Total Property Casualty net
premiums written	$5,202	$5,509	(6)%	(1)%	$15,832	$16,328	(3)%	2%

Property Casualty NET PREMIUMS WRITTEN by Line of Business (in millions)

Property Casualty Quarterly and Year-to-Date Net Premiums Written

Property Casualty net premiums written decreased in the three-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to continued execution of our strategy to enhance risk selection and optimize our

Item 2 / results of operations / COMMERCIAL INSURANCE

product portfolio in the U.S. Casualty business, as well as strengthening of the U.S. dollar against the Major Currencies. The effect of foreign exchange was partially offset by an increase in new and renewal business in all other lines of business. Net premiums written decreased in the nine-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to strengthening of the U.S. dollar against the Major Currencies. Excluding the effect of foreign exchange, net premiums written increased for the nine-month period ended September 30, 2015 from the same period in the prior year, primarily due to the first quarter renewal of a multi-year policy in U.S. Financial lines, and new business growth in Property and Financial lines across all regions, partially offset by a decrease in U.S. Casualty as a result of continued focus on the execution of its strategic objectives and the optimization of its product portfolio.

Casualty net premiums written decreased in the three- and nine-month periods ended September 30, 2015 compared to the same periods in the prior year reflecting rate pressure and continued execution of our strategy to enhance risk selection and optimize our product portfolio particularly in the U.S. Additionally, net premiums written included return premiums related to the loss sensitive businesses of $30 million and $53 million, for the three- and nine-month periods ended September 30, 2015, respectively, compared to additional premiums of $93 million and $157 million in the same periods in the prior year, respectively. An increase in new business in targeted growth products in the nine-month period ended September 30, 2015, particularly in EMEA, was more than offset by the declines in certain residual programs.

Property net premiums written were unchanged in the three -month period ended September 30, 2015, compared to the same period in the prior year and declined slightly in the nine-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to the strengthening of the U.S. dollar against the Major Currencies. Excluding the effect of foreign exchange, net premiums written increased in the three- and nine-month periods ended September 30, 2015 from the same periods in the prior year, primarily due to higher retention and new business in the Americas and Asia Pacific regions.

Specialty net premiums written decreased in the three- and nine-month periods ended September 30, 2015 compared to the same periods in the prior year primarily due to the strengthening of the U.S. dollar against the Major Currencies. Excluding the effect of foreign exchange, net premiums written increased in the three-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to new business increases in targeted growth products, particularly in the U.S., partially offset by a slight decline in U.S. and EMEA  Aerospace. Excluding the effect of foreign exchange, net premiums written increased in the nine-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to new business increases and higher retention related to targeted growth products, particularly in the Americas, and EMEA, partially offset by a decrease in certain classes of business, particularly in the U.S as a result of the effect of our strategy to enhance risk selection.

Financial lines net premiums written decreased in the three -month period ended September 30, 2015 compared to the same periods in the prior year primarily due to the strengthening of the U.S. dollar against the Major Currencies. Excluding the effect of foreign exchange, net premiums written increased in the three-month period ended September 30, 2015 compared to the same period in the prior year reflecting continued execution of our growth strategy, particularly in the Americas, partially offset by a decrease in certain classes of business as a result of increased competition and underwriting discipline. Net premiums written increased in the nine-month period ended September 30, 2015 compared to the same period in the prior year primarily due to strong growth in new business and higher retention related to targeted growth products across all regions, partially offset by the strengthening of the U.S. dollar against the major currencies. Additionally, the nine-month period ended September 30, 2015, reflected the first quarter renewal of a multi-year E&O policy in the U.S.

Item 2 / results of operations / COMMERCIAL INSURANCE

Property Casualty Net Premiums Written by Region

The following table presents Property Casualty’s net premiums written by region:

			Percentage	Percentage			Percentage	Percentage
	Three Months Ended		Change in	Change in	Nine Months Ended		Change in	Change in
	September 30,		U.S.	Original	September 30,		U.S.	Original
(in millions)	2015	2014	dollars	Currency	2015	2014	dollars	Currency
Property Casualty:
Americas	$3,525	$3,643	(3)%	(2)%	$10,366	$10,548	(2)%	(1)%
Asia Pacific	519	590	(12)	2	1,461	1,550	(6)	6
EMEA	1,158	1,276	(9)	1	4,005	4,230	(5)	6
Total net premiums written	$5,202	$5,509	(6)%	(1)%	$15,832	$16,328	(3)%	2%

property casualty NET PREMIUMS WRITTEN by Region (in millions)

The Americas net premiums written decreased in the three- and nine-month periods ended September 30, 2015 compared to the same periods in the prior year, primarily due to continued execution of our strategy to enhance risk selection and optimize our product portfolio in Casualty largely offset by strong growth in new business related to targeted growth products in Property, Specialty and Financial lines.  Additionally, for the nine-month period ended September 30, 2015, net premiums written reflected the renewal of a multi-year E&O policy in the U.S.

Asia Pacific net premiums written decreased in the three- and nine-month periods ended September 30, 2015 compared to the same periods in the prior year due to the strengthening of the U.S. dollar against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased in the three- and nine-month periods ended September 30, 2015, compared to the same periods in the prior year, primarily due to higher retention and new business in all lines of business.

EMEA net premiums written decreased in the three- and nine-month periods ended September 30, 2015 compared to the same periods in the prior year primarily due to the strengthening of the U.S. dollar against the euro and British pound. Excluding the effect of foreign exchange, in the three-month period ended September 30, 2015 compared to the same period in the prior year, net premiums written increased primarily due to the increases in targeted growth products partially offset by a decline in certain classes of business, particularly in Casualty. Excluding the effect of foreign exchange, net premiums written

Item 2 / results of operations / COMMERCIAL INSURANCE

increased in the nine-month period ended September 30, 2015 compared to the same period in the prior year primarily due to new business growth in targeted growth products and higher retention across most lines of business.

Property Casualty Underwriting Ratios

The following tables present the Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Loss ratio	73.2	74.2	(1.0)	70.8	70.5	0.3
Catastrophe losses and reinstatement premiums	(1.7)	(4.8)	3.1	(2.5)	(3.6)	1.1
Prior year development net of premium adjustments	(3.6)	(4.9)	1.3	(3.1)	(2.4)	(0.7)
Net reserve discount benefit	(0.8)	0.3	(1.1)	0.9	1.0	(0.1)
Accident year loss ratio, as adjusted	67.1	64.8	2.3	66.1	65.5	0.6
Acquisition ratio	16.4	15.3	1.1	15.9	15.6	0.3
General operating expense ratio	13.1	12.6	0.5	12.9	13.1	(0.2)
Expense ratio	29.5	27.9	1.6	28.8	28.7	0.1
Combined ratio	102.7	102.1	0.6	99.6	99.2	0.4
Catastrophe losses and reinstatement premiums	(1.7)	(4.8)	3.1	(2.5)	(3.6)	1.1
Prior year development net of premium adjustments	(3.6)	(4.9)	1.3	(3.1)	(2.4)	(0.7)
Net reserve discount benefit	(0.8)	0.3	(1.1)	0.9	1.0	(0.1)
Accident year combined ratio, as adjusted	96.6	92.7	3.9	94.9	94.2	0.7

property casualty ratios Three Months Ended September 30,	Nine Months Ended September 30,

Item 2 / results of operations / COMMERCIAL INSURANCE

See Insurance Reserves – Non-Life Insurance Companies for further discussion of discounting of reserves and prior year development.

The following tables present Property Casualty’s accident year catastrophe and severe losses by region and number of events:

Catastrophes (a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended September 30, 2015
Flooding	-	$(1)	$-	$-	$(1)
Windstorms and hailstorms	2	1	42	(2)	41
Wildfire	1	9	-	-	9
Tropical cyclone	1	-	14	-	14
Earthquakes	1	25	-	-	25
Total catastrophe-related charges	5	$34	$56	$(2)	$88
Three Months Ended September 30, 2014
Flooding	2	$35	$-	$-	$35
Windstorms and hailstorms	5	143	21	12	176
Earthquakes	1	49	-	-	49
Reinstatement premiums		-	-	2	2
Total catastrophe-related charges	8	$227	$21	$14	$262
Nine Months Ended September 30, 2015
Flooding	2	$66	$-	$2	$68
Windstorms and hailstorms	10	175	56	21	252
Wildfire	1	9	-	-	9
Tropical cyclone	1	-	14	-	14
Earthquakes	1	25	-	-	25
Total catastrophe-related charges	15	$275	$70	$23	$368

Item 2 / results of operations / COMMERCIAL INSURANCE

Nine Months Ended September 30, 2014
Flooding	2	$35	$-	$-	$35
Windstorms and hailstorms	14	382	66	33	481
Earthquakes	1	49	-	-	49
Reinstatement premiums		-	-	2	2
Total catastrophe-related charges	17	$466	$66	$35	$567

(a) Catastrophes are generally weather or seismic events having a net impact on AIG in excess of $10 million each.

Severe Losses(b)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended September 30,
2015	6	$53	$2	$154	$209
2014	9	$62	$18	$108	$188
Nine Months Ended September 30,
2015	22	$288	$2	$237	$527
2014	25	$170	$73	$283	$526

(b)  Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Property Casualty Quarterly and Year-to-Date Insurance Ratios

The combined ratio increased by 0.6 points in the three-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to an increase in the expense ratio partially offset by a decrease in the loss ratio. The loss ratio decreased by 1.0 point in the three-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to lower catastrophe losses and a decrease in the net adverse prior year loss development partially offset by higher attritional losses and an increased net loss reserve discount charge. The combined ratio increased by 0.4 points in the nine-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to higher accident year losses. The loss ratio increased by 0.3 points in the nine-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to higher net adverse prior year loss development and an increase in attritional losses partially offset by lower catastrophe losses.

The accident year combined ratio, as adjusted, increased by 3.9 points and 0.7 points in the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods in the prior year, primarily due to a higher accident year loss ratio, as adjusted, and an increase in the acquisition ratio.

The accident year loss ratio, as adjusted, increased by 2.3 points in the three-month period ended September 30, 2015, compared to the same period in the prior year, reflecting higher current accident year losses in healthcare and in commercial automobile liability in U.S. Casualty, as well as higher attritional losses and severe losses in Property, partially offset by an improvement in Specialty and certain workers’ compensation and primary business in U.S. Casualty as a result of our focus on portfolio optimization. The accident year loss ratio, as adjusted, increased by 0.6 points in the nine-month period ended September 30, 2015, compared to the same period in the prior year, reflecting an increase in healthcare and commercial automobile liability in U.S. Casualty, partially offset by lower attritional losses in U.S. Property, and Specialty, particularly in the U.S. and EMEA. Severe losses represented approximately 4.2 points and 3.5 points of the accident year loss ratio, as adjusted, in the three- and nine-month periods ended September 30, 2015, respectively, compared to 3.5 points and 3.4 points, respectively, in the same periods in the prior year.

The acquisition ratio increased by 1.1 points and 0.3 points in the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods in the prior year primarily due to higher commission expenses in certain classes of business in Specialty.

The general operating expense ratio increased by 0.5 points in the three-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to a lower net premium earned base and the acquisition of NSM, whose expenses were consolidated commencing in the second quarter of 2015, partially offset by cost efficiency and lower pension

Item 2 / results of operations / COMMERCIAL INSURANCE

expenses. The general operating expense ratio decreased by 0.2 points in the nine-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to efficiencies from organizational realignment initiatives partially offset by the NSM addition to expenses, higher technology-related expenses, as well as a lower net premium earned base.

Mortgage Guaranty Results

The following table presents Mortgage Guaranty results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(dollars in millions)	2015	2014	Change	2015	2014	Change
Underwriting results:
Net premiums written	$274	$271	1%	$809	$751	8%
Increase in unearned premiums	(42)	(44)	5	(121)	(85)	(42)
Net premiums earned	232	227	2	688	666	3
Losses and loss adjustment expenses incurred	42	63	(33)	144	174	(17)
Acquisition expenses:
Amortization of deferred policy acquisition costs	8	5	60	22	16	38
Other acquisition expenses	12	13	(8)	40	38	5
Total acquisition expenses	20	18	11	62	54	15
General operating expenses	42	46	(9)	121	120	1
Underwriting income	128	100	28	361	318	14
Net investment income	34	35	(3)	103	103	-
Pre-tax operating income	162	135	20	464	421	10
Key metrics:
Prior year loss reserve development (favorable)/
unfavorable	$(18)	$(12)	50%	$(35)	$(74)	(53)%
Domestic first-lien:
New insurance written	$14,483	$12,643	15	$40,215	$31,305	28
Combined ratio	46.0	55.7		49.2	52.5
Risk in force				$46,559	$40,782	14
60+ day delinquency ratio on primary loans(a)				3.5%	4.6%
Domestic second-lien:
Risk in force(b)				$415	$470	(12)

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

Three Months Ended September 30,
Nine Months Ended September 30,
$162
$135
$464
$421
2015
2014
2015
2014

Three Months Ended September 30,
Nine Months Ended September 30,
$14,483
$12,643
$40,215
$31,305
2015
2014
2015
2014

The following table presents Mortgage Guaranty first-lien results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(dollars in millions)	2015	2014	Change	2015	2014	Change
Underwriting results:
Net premiums written	$257	$252	2%	$761	$693	10%
Increase in unearned premiums	(40)	(42)	5	(119)	(83)	(43)
Net premiums earned	217	210	3	642	610	5
Losses and loss adjustment expenses incurred	45	61	(26)	148	172	(14)
Acquisition expenses:
Amortization of deferred policy acquisition costs	8	5	60	22	14	57
Other acquisition expenses	12	13	(8)	40	39	3
Total acquisition expenses	20	18	11	62	53	17
General operating expenses	35	38	(8)	106	96	10
Underwriting income	117	93	26	326	289	13
Net investment income	31	32	(3)	94	93	1
Pre-tax operating income	148	125	18	420	382	10

Mortgage Guaranty Quarterly Results

Pre-tax operating income increased in the three-month period ended September 30, 2015 compared to the same period in the prior year primarily due to a decline in incurred losses from lower delinquency rates and higher cure rates and an increase in premiums earned as a result of growth in new insurance written.

First-Lien Results

First-lien pre-tax operating income increased in the three-month period ended September 30, 2015, compared to the same period in the prior year reflecting an increase in underwriting income. First-lien net premiums earned in the three-month period ended September 30, 2015, increased by $7 million compared to the same period in the prior year largely from growth in the business. First-lien losses and loss adjustment expenses incurred in the three-month period ended September 30, 2015 decreased by $16 million compared to the same period in the prior year. The combined ratio decreased by 9.7 points to 46.0 points in the three-month period ended September 30, 2015, compared to the same period in the prior year reflecting an improvement in overall underwriting results.

Item 2 / results of operations / COMMERCIAL INSURANCE

Acquisition expenses increased in the three-month period ended September 30, 2015, compared to the same period in the prior year, primarily as a result of sales support activities related to the increase in new insurance written.

General operating expenses decreased in the three-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to $4 million of asset write offs during the same period in the prior year.

Other Business Results

Other business results include second-lien insurance, student loan insurance and non-domestic mortgage insurance operations.

The Other business’ pre-tax operating income for the three-month period ended September 30, 2015, was approximately $14 million, compared to $10 million in the same period in the prior year. The increase in pre-tax operating income was primarily due to a decline in losses and loss adjustment expenses and underwriting expenses, partially offset by a decrease in net premiums earned and a decline in net investment income.

Mortgage Guaranty Year-to-Date Results

Pre-tax operating income increased in the nine-month period ended September 30, 2015, compared to the same period in the prior year, due to an increase in first-lien net premiums earned as a result of higher new insurance written, an acceleration of earnings on the cancellations of single premium business for which a return premium is generally not required, a decline in incurred losses from lower delinquency rates and higher cure rates.

First-Lien Results

First-lien pre-tax operating income increased $38 million in the nine-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to improved underwriting income as a result of a $32 million increase in first-lien net premiums earned in the nine-month period ended September 30, 2015 compared to the same period in the prior year, largely from growth in the book of business and the acceleration of premiums earned as a result of cancellations of single premium business and a $24 million decrease in losses and loss adjustment expenses, offset in part by a $20 million increase in acquisition and general operating expenses. The combined ratio was 49.2 points in the nine-month period ended September 30, 2015, compared to 52.5 points in the same period in the prior year, reflecting a decrease in the loss ratio, partially offset by an increase in the expense ratio.

Acquisition expenses increased slightly in the nine-month period ended September 30, 2015 compared to the same period in the prior year, primarily as a result of sales support activities related to the increase in new insurance written.

General operating expenses increased in the nine-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to an increase in servicing costs related to the growth of the in-force business.

Other Business Results

The Other business’ pre-tax operating income for the nine-month period ended September 30, 2015 was approximately $43 million compared to $39 million in the same period in the prior year. The increase in pre-tax operating income was primarily due to a decline in general operating expenses and losses and loss adjustment expenses, partially offset by a decline in net premiums earned and a decline in net investment income.

New Insurance Written on Domestic First-Lien Mortgage Loans

In the third quarter of 2015, Mortgage Guaranty’s domestic first-lien new insurance written was $14.5 billion compared to $12.6 billion for the same period in the prior year, reflecting the expansion in the mortgage originations market caused by a reduction in mortgage interest rates in the latter part of 2014 and increased purchase volume favorably impacted by a drop in unemployment, improved housing prices, and lower down payment requirements. Domestic first-lien new insurance written increased to $40.2 billion in the nine-month period ended September 30, 2015, compared to $31.3 billion in the same period

Item 2 / results of operations / COMMERCIAL INSURANCE

in the prior year, driven by an increase in refinancing, improvements in existing home sales due to lower down payment requirements and new purchase volume.

Delinquency Inventory

The delinquency inventory for domestic first-lien business declined during the nine-month period ended September 30, 2015 as a result of cures and paid claims exceeding the number of newly reported delinquencies. Mortgage Guaranty’s first-lien primary delinquency ratio at September 30, 2015 was 3.5 percent compared to 4.6 percent at September 30, 2014. Over the last several years, Mortgage Guaranty has experienced a decline in newly reported defaults and an increase in cure rates.

The following table provides a summary of activity in Mortgage Guaranty’s domestic first lien delinquency inventory:

Nine Months Ended September 30,
(number of policies)	2015	2014
Number of delinquencies at the beginning of the year	38,357	47,518
Newly reported	29,450	35,474
Cures	(27,946)	(33,260)
Claims paid	(6,728)	(8,783)
Other	(1,225)	(1,727)
Number of delinquencies at the end of the period	31,908	39,222

Mortgage Guaranty Quarterly and Year-to-Date Underwriting Ratios

The following tables present the Mortgage Guaranty combined ratios based on GAAP data:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Loss ratio	18.1	27.8	(9.7)	20.9	26.1	(5.2)
Acquisition ratio	8.6	7.9	0.7	9.0	8.1	0.9
General operating expense ratio	18.1	20.3	(2.2)	17.6	18.0	(0.4)
Expense ratio	26.7	28.2	(1.5)	26.6	26.1	0.5
Combined ratio	44.8	56.0	(11.2)	47.5	52.2	(4.7)

The combined ratio decreased by 11.2 points and 4.7 points in the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods in the prior year. The decrease in the ratio in the three- and nine-month periods ended September 30, 2015 was driven primarily by a reduction in the loss ratio due to a decline in incurred losses driven by lower delinquencies and higher cure rates.

The acquisition ratio increased by 0.7 points and 0.9 points in the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods in the prior year, primarily due to the increases in expenses related to sales activities supporting new insurance written.

The general operating expense ratio decreased by 2.2 points and 0.4 points in the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods in the prior year, primarily due to an increase in earned premiums.

Item 2 / results of operations / COMMERCIAL INSURANCE

Institutional Markets Results

The following table presents Institutional Markets results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Revenues:
Premiums	$115	$108	6%	$854	$368	132%
Policy fees	49	49	-	148	138	7
Net investment income	414	469	(12)	1,372	1,522	(10)
Benefits and expenses:
Policyholder benefits and losses incurred	363	345	5	1,603	1,094	47
Interest credited to policyholder account balances	102	105	(3)	306	308	(1)
Amortization of deferred policy acquisition costs	1	-	NM	2	2	-
Other acquisition expenses	9	8	13	24	25	(4)
General operating expenses	19	15	27	57	47	21
Pre-tax operating income	$84	$153	(45)	$382	$552	(31)

INSTITUTIONAL MARKETS pre-tax OPERATING INCOME (in millions)

Institutional Markets Quarterly Results

Pre-tax operating income in the three-month period ended September 30, 2015 decreased compared to the same period in the prior year, primarily due to a decrease in net investment income and an increase in policyholder benefits resulting from a large claim in the current year period.

Net investment income in the three-month period ended September 30, 2015 decreased compared to the same period in the prior year, primarily due to losses on alternative investments from negative performance in hedge funds. See MD&A – Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Institutional Markets business.

General operating expenses in the three-month period ended September 30, 2015 increased compared to the same period in the prior year, primarily due to higher interest expense.

Item 2 / results of operations / COMMERCIAL INSURANCE

Institutional Markets Year-to-Date Results

Pre-tax operating income in the nine-month period ended September 30, 2015 decreased compared to the same period in the prior year, primarily due to a decrease in net investment income. Fee income increased in the nine-month period ended September 30, 2015 compared to the same period in the prior year, driven by growth in reserves and assets under management, primarily from continued development of the stable value wrap business. The notional amount of stable value wrap assets under management at September 30, 2015 grew by $4.8 billion or 17 percent from September 30, 2014. The increases in premiums and in benefit expense in the nine months ended September 30, 2015, compared to the same period in the prior year, were primarily due to the premium received and establishment of the future policy benefit reserve for a large terminal funding annuity issued during the first half of 2015.

Net investment income in the nine-month period ended September 30, 2015 decreased compared to the same period in the prior year, primarily due to lower income on alternative investments and lower yield enhancements from bond call and tender income. See MD&A – Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Institutional Markets business.

General operating expenses in the nine-month period ended September 30, 2015 increased compared to the same period in the prior year, primarily due to higher state guaranty fund assessment expenses, technology investments and higher interest expense.

Institutional Markets Premiums and Deposits

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

The following table presents a reconciliation of Institutional Markets premiums and deposits to GAAP premiums:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Premiums and deposits	$159	$2,840	$985	$3,182
Deposits	(33)	(2,725)	(104)	(2,797)
Other	(11)	(7)	(27)	(17)
Premiums	$115	$108	$854	$368

Premiums and deposits for the three- and nine-month periods ended September 30, 2015 decreased compared to the same periods in the prior year, primarily due to a $2.5 billion deposit to the separate accounts of one of the Life Insurance Companies for a stable value wrap funding agreement that was reflected in the prior year periods. Excluding the $2.5 billion deposit in the prior year period, premiums and deposits for the nine-month period ended September 30, 2015 increased compared to the same period in the prior year, primarily due to higher premiums, which reflected a large single premium for a terminal funding annuity agreement in the first half of 2015.

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

Item 2 / results of operations / CONSUMER INSURANCE

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

Consumer Insurance Results

The following table presents Consumer Insurance results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Revenues:
Premiums	$3,531	$3,781	(7)%	$10,636	$11,269	(6)%
Policy fees	653	635	3	1,919	1,829	5
Net investment income	1,944	2,283	(15)	6,351	6,883	(8)
Other income	524	511	3	1,575	1,487	6
Benefits and expenses:
Policyholder benefits and losses incurred	2,741	2,763	(1)	7,981	8,166	(2)
Interest credited to policyholder account balances	789	776	2	2,459	2,488	(1)
Amortization of deferred policy acquisition costs	694	597	16	2,146	2,033	6
General operating and other expenses*	1,771	1,810	(2)	5,270	5,230	1
Pre-tax operating income	$657	$1,264	(48)%	$2,625	$3,551	(26)%

*    Includes general operating expenses, non deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

Consumer Insurance Results by Operating Segment

The following section provides a comparative discussion of Consumer Insurance Results of Operations for the three- and nine-month periods ended September 30, 2015 and 2014 by operating segment.

Item 2 / results of operations / CONSUMER INSURANCE

Retirement Results

The following table presents Retirement results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Revenues:
Premiums	$37	$67	(45)%	$127	$221	(43)%
Policy fees	261	265	(2)	802	751	7
Net investment income	1,396	1,629	(14)	4,584	4,908	(7)
Advisory fee and other income	509	511	-	1,543	1,487	4
Benefits and expenses:
Policyholder benefits and losses incurred	198	137	45	406	410	(1)
Interest credited to policyholder account balances	665	648	3	2,089	2,108	(1)
Amortization of deferred policy acquisition costs	32	(46)	NM	332	197	69
Non deferrable insurance commissions	72	68	6	210	192	9
Advisory fee expenses	339	338	-	1,012	986	3
General operating expenses	262	233	12	768	701	10
Pre-tax operating income	$635	$1,094	(42)%	$2,239	$2,773	(19)%

RETIREMENT pre-tax OPERATING INCOME (in millions)

Retirement Quarterly Results

Pre-tax operating income in the three-month period ended September 30, 2015 decreased compared to the same period in the prior year, primarily due to lower net investment income, a lower net positive adjustment from the review and update of actuarial assumptions and higher general operating expenses. The update of actuarial assumptions resulted in a net positive adjustment to Retirement pre-tax operating earnings of $140 million in the three-month period ended September 30, 2015, compared to a net positive adjustment of $256 million in the three-month period ended September 30, 2014.

In Fixed Annuities, the update of estimated gross profit assumptions resulted in a net positive adjustment of $92 million in the three-month period ended September 30, 2015, which reflected refinements to investment spread assumptions, lower terminations than previously assumed and decreases to expense assumptions. The three-month period ended September 30,

Item 2 / results of operations / CONSUMER INSURANCE

2014, included a net positive adjustment of $196 million in Fixed Annuities, primarily due to better spreads than previously assumed.

In Retirement Income Solutions, there were offsetting updates to assumed investment fees, modeled expenses, and terminations, resulting in no net adjustment to pre-tax operating earnings in the three-month period ended September 30, 2015, compared to a $14 million net positive adjustment in the three-month period ended September 30, 2014, primarily due to the update of mortality assumptions.

In Group Retirement, a net positive adjustment from the update of estimated gross profit assumptions of $48 million in the three-month period ended September 30, 2015 was primarily due to revisions to mortality and surrender assumptions, partially offset by decreased spread assumptions. In the three-month period ended September 30, 2014, a net positive adjustment of $46 million in Group Retirement was primarily due to more favorable assumptions for investment spreads and surrenders than previously assumed.

See Insurance Reserves - Life Insurance Companies DAC and Reserves – Update of Actuarial Assumptions for adjustments by product line and financial statement line item, and discussion of adjustments related to the update of assumptions for the valuation of variable annuity GMWB features in the Retirement Income Solutions and Group Retirement product lines, which are accounted for as embedded derivatives and measured at fair value, with the change in fair value recorded in net realized capital gains (losses) and excluded from pre-tax operating income.

Net investment income  for the three-month period ended September 30, 2015 decreased compared to the same period in the prior year, primarily due to losses on alternative investments from negative performance in hedge funds, lower income from yield enhancements and lower base net investment income. These declines were partially offset by higher gains in private equity fund partnerships and affordable housing partnerships. Yield enhancements in the same period in the prior year reflected higher bond call and tender income and higher income on investments for which the fair value option was elected, including the investment in PICC Group then held by the Life Insurance Companies.

Base net investment income for the three-month period ended September 30, 2015 decreased compared to the same period in the prior year, primarily due to the effect of lower base yields from reinvestment at rates below the weighted average yield of the overall portfolio. See Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Retirement business.

Overall, Retirement fixed maturity portfolio yields in the three-month period ended September 30, 2015 declined compared to the same period in the prior year, primarily as a result of investment purchases and investment of portfolio cash flows at rates below the weighted average yield of the existing portfolio in the sustained low interest rate environment. While average interest crediting rates were down slightly due to active rate management, the decline in base yields compressed base spreads in Fixed Annuities. See Spread Management below for additional discussion.

General operating expenses  increased in the three-month period ended September 30, 2015 compared to the same period in the prior year, due in part to technology investments and higher expenses associated with continued strong sales in the Retirement Income Solutions product line.

Retirement Year-to-Date Results

Pre-tax operating income in the nine-month period ended September 30, 2015 decreased compared to the same period in the prior year, primarily due to lower net investment income, a lower net positive adjustment to reflect the update of actuarial assumptions and higher general operating expenses, partially offset by growth in fee income. In addition, DAC amortization in Retirement Income Solutions increased in the nine-month period ended September 30, 2015 due to growth in the business and lower equity market returns compared to the same period in the prior year. Base net investment income decreased in the nine-month period ended September 30, 2015, which compressed base spreads, but this decrease was partially offset by higher policy fees and advisory fees due to growth in variable annuity separate account assets under management, principally driven by positive net flows.

Item 2 / results of operations / CONSUMER INSURANCE

Net investment income  for the nine-month period ended September 30, 2015 decreased compared to the same period in the prior year, primarily due to lower income on alternative investments and lower base net investment income.

Base net investment income for the nine-month period ended September 30, 2015 decreased slightly compared to the same period in the prior year, primarily due to the effect of lower base yields from reinvestment at rates below the weighted average yield of the overall portfolio. This overall decrease in base net investment income compared to the same period in the prior year was partially offset in the nine-month period ended September 30, 2015 by additional accretion on a security held in Group Retirement. See Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Retirement business.

Overall, Retirement fixed maturity portfolio yields in the nine-month period ended September 30, 2015 declined compared to the same period in the prior year, primarily as a result of investment purchases and investment of portfolio cash flows at rates below the weighted average yield of the existing portfolio in the sustained low interest rate environment. While average interest crediting rates were down slightly due to active rate management, the decline in base yield resulted in spread compression in Fixed Annuities base spreads compared to the same period in the prior year. Group Retirement base spread was flat compared to the same period in the prior year, primarily due to additional accretion income in the nine-month period ended September 30, 2015, which offset the decline in base yield. See Spread Management below for additional discussion.

General operating expenses  increased in the nine-month period ended September 30, 2015 compared to the same period in the prior year, due in part to technology investments and higher expenses associated with continued strong sales in the Retirement Income Solutions product line.

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

As of September 30, 2015, Retirement’s fixed annuity reserves, which include fixed options offered within variable annuities sold in the Group Retirement and Retirement Income Solutions product lines as well as reserves of the Fixed Annuities product line, had minimum guaranteed interest rates ranging from 1.0 percent to 5.5 percent, with the higher rates representing guarantees on older in-force products. As indicated in the table below, approximately 73 percent of annuity account values were at their minimum crediting rates as of September 30, 2015, compared to 71 percent at December 31, 2014. As a result of

Item 2 / results of operations / CONSUMER INSURANCE

disciplined pricing on new business and the run-off of older business with higher minimum crediting rates, fixed annuity account values having contractual minimum guaranteed rates above 1 percent decreased to 75 percent of total fixed annuity reserves at September 30, 2015 from 79 percent at December 31, 2014.

The following table presents fixed annuity account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
September 30, 2015		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Fixed annuities *
1%	$5,675	$6,494	$11,256	$23,425
> 1% - 2%	12,133	2,611	3,180	17,924
> 2% - 3%	30,673	554	1,661	32,888
> 3% - 4%	12,414	48	8	12,470
> 4% - 5%	7,713	-	4	7,717
> 5% - 5.5%	225	-	5	230
Total	$68,833	$9,707	$16,114	$94,654
Percentage of total	73%	10%	17%	100%

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

The following table presents a reconciliation of Retirement premiums and deposits to GAAP premiums:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Premiums and deposits*	$6,625	$5,863	$18,204	$18,033
Deposits	(6,542)	(5,822)	(18,079)	(17,951)
Other	(46)	26	2	139
Premiums	$37	$67	$127	$221

* Excludes activity related to closed blocks of fixed and variable annuities.

Item 2 / results of operations / CONSUMER INSURANCE

Premiums  decreased in the three- and nine-month periods ended September 30, 2015 compared to the same periods in the prior year, primarily due to lower immediate annuity premiums in the Fixed Annuities product line.

Premiums and Deposits and Net Flows

The following table presents Retirement premiums and deposits and net flows by product line:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Fixed Annuities	$1,121	$692	62%	$2,455	$2,713	(10)%
Retirement Income Solutions	2,758	2,887	(4)	8,151	7,630	7
Retail Mutual Funds	843	598	41	2,622	2,656	(1)
Group Retirement	1,903	1,686	13	4,976	5,034	(1)
Total Retirement premiums and deposits*	$6,625	$5,863	13%	$18,204	$18,033	1%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net flows
Fixed Annuities	$(337)	$(733)	$(2,023)	$(1,572)
Retirement Income Solutions	1,824	1,952	5,271	4,826
Retail Mutual Funds	192	(315)	676	78
Group Retirement	(664)	(1,061)	(1,695)	(1,534)
Total Retirement net flows*	$1,015	$(157)	$2,229	$1,798

*    Excludes activity related to closed blocks of fixed and variable annuities, which had reserves of approximately $5.0 billion and $5.4 billion at September 30, 2015 and 2014, respectively.

RETIREMENT PREMIUMS AND DEPOSITS by Product Line (in millions)

Item 2 / results of operations / CONSUMER INSURANCE

Premiums and deposits for Retirement increased in the three-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to higher sales in Fixed Annuities, Group Retirement and Retail Mutual Funds product lines. Premiums and deposits increased for the nine-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to growth in Retirement Income Solutions, partially offset by lower sales in Fixed Annuities.

Net flows for annuity products included in the Fixed Annuities, Retirement Income Solutions and Group Retirement product lines represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows from mutual funds, which are included in both the Retail Mutual Funds and Group Retirement product lines, represent deposits less withdrawals.

Total net flows for Retirement in the three-month period ended September 30, 2015 improved compared to the same period in the prior year, primarily due to higher premiums and deposits in Fixed Annuities, Group Retirement and Retail Mutual Funds. Surrender and withdrawal activity in Group Retirement and Retail Mutual Funds improved in the three-month period ended September 30, 2015, compared to higher levels for the prior year period.

In the nine-month period ended September 30, 2015, total net flows for Retirement increased compared to the same period in the prior year, primarily due to continued growth in Retirement Income Solutions and a significant reduction in the level of withdrawals in Retail Mutual Fund, partially offset by lower net flows from Fixed Annuities and Group Retirement.

Premiums and Deposits and Net Flows by Product Line

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Fixed Annuities deposits and net flows increased in the three-month period ended September 30, 2015 compared to the same period in the prior year, due to new product offerings and an increase in fixed deferred annuities bank channel sales driven by higher rates as a result of widening credit spreads. In the nine-month period ended September 30, 2015, deposits decreased compared to the same period in the prior year, and net flows continued to be negative, primarily due to lower sales in the sustained low interest rate environment.

Retirement Income Solutions premiums and deposits and net flows decreased in the three-month period ended September 30, 2015 compared to the same period in the prior year, due to lower  variable annuity sales partially offset by growth in index annuities. In the nine-month period ended September 30, 2015, premiums and deposits and net flows increased compared to the same period in the prior year, reflecting an increase in index annuity sales. The improvement in surrender rates (see Surrender Rates below) for the three- and nine-month periods ended September 30, 2015, compared to the same periods in the prior year, was primarily due to the significant growth in account value driven by the high volume of sales, which has increased the proportion of business that is within the surrender charge period.

Retail Mutual Fund net flows increased in the three-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to improvement in the levels of deposits and withdrawals. Retail Mutual Fund net flows increased in the nine-month period ended September 30, 2015 compared to the same period in the prior year, due to a reduction in the level of withdrawals. The increase in net flows in both periods compared to the same periods in the prior year was primarily driven by activity within the Focused Dividend Strategy Fund.

Group Retirement net flows in the three-month period ended September 30, 2015 improved compared to the same period in the prior year, due to higher premiums and deposits and improved surrender activity compared to the three-month period ended September 30, 2014, which included a large group surrender of approximately $700 million. In the nine-month period ended September 30, 2015, net flows decreased compared to the same period in the prior year, due to both a decrease in premiums and deposits and an increase in surrender activity. The increase in the surrender rate compared to the same period in the prior year was due in part to large group surrenders of approximately $1.1 billion in the nine-month period ended September 30, 2015. The large group market has been impacted by the consolidation of healthcare providers and other employers in our target markets.

Item 2 / results of operations / CONSUMER INSURANCE

Surrender Rates

The following table presents reserves for annuity product lines by surrender charge category:

	September 30, 2015			December 31, 2014
	Group		Retirement	Group		Retirement
	Retirement	Fixed	Income	Retirement	Fixed	Income
(in millions)	Products(a)	Annuities	Solutions	Products(a)	Annuities	Solutions
No surrender charge(b)	$59,860	$35,000	$1,027	$61,751	$34,396	$1,871
0% - 2%	1,539	1,852	16,478	1,648	2,736	17,070
Greater than 2% - 4%	1,159	1,842	4,014	1,657	2,842	4,254
Greater than 4%	5,635	12,665	31,123	5,793	12,754	26,165
Non-surrenderable	688	3,610	172	770	3,464	151
Total reserves	$68,881	$54,969	$52,814	$71,619	$56,192	$49,511

(a) Excludes mutual fund assets under management of $14.0 billion and $14.6 billion at September 30, 2015 and December 31, 2014, respectively.

(b) Group Retirement Products in this category include reserves of approximately $6.2 billion at both September 30, 2015 and December 31, 2014, that are subject to 20 percent annual withdrawal limitations.

The following table presents annualized surrender rates for deferred annuities by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Surrenders as a percentage of average account value
Fixed Annuities	6.5%	6.3%	6.8%	6.6%
Retirement Income Solutions	6.0	6.8	6.2	7.3
Group Retirement	11.4	12.0	9.9	9.5

Life Results

The following table presents Life results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Revenues:
Premiums	$675	$655	3%	$2,085	$2,004	4%
Policy fees	392	370	6	1,117	1,078	4
Net investment income	496	550	(10)	1,589	1,663	(4)
Other income	15	-	NM	32	-	NM
Benefits and expenses:
Policyholder benefits and losses incurred	1,037	1,005	3	2,944	2,766	6
Interest credited to policyholder account balances	124	128	(3)	370	380	(3)
Amortization of deferred policy acquisition costs	158	97	63	333	258	29
Non deferrable insurance commissions	51	62	(18)	167	185	(10)
General operating expenses	248	233	6	729	656	11
Pre-tax operating income (loss)	$(40)	$50	NM	$280	$500	(44)

Item 2 / results of operations / CONSUMER INSURANCE

Life pre-tax OPERATING INCOME (in millions)

Life Quarterly Results

Pre-tax operating income decreased in the three-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to lower net investment income, mortality experience that was within pricing expectations but less favorable than the prior year period, and a higher net negative adjustment to reflect the review and update of actuarial assumptions. Other income in the three-month period ended September 30, 2015, was primarily related to commission and profit sharing revenues received by Laya Healthcare for the distribution of insurance products.

The net negative adjustment of $157 million related to an update of actuarial assumptions in the three-month period ended September 30, 2015 was primarily due to lower assumed surrender rates for certain later-duration universal life with secondary guarantees, which represent approximately eight percent of total U.S. life reserves. The net negative adjustment also reflected lower investment spread assumptions, partially offset by more favorable than expected mortality, as well as loss recognition expense of $39 million for certain discontinued long-term care products primarily due to lower future premium assumptions. These negative adjustments were partially offset by a decrease in certain Group Benefit claim reserves based on updated experience data.

A net negative adjustment of $135 million in the three-month period ended September 30, 2014 also included additions to reserves for universal life with secondary guarantees, primarily due to lower investment spread and mortality assumptions which, while higher than previously assumed, were still within pricing assumptions. The net negative adjustment in the three-month period ended September 30, 2014 also included loss recognition expense of $87 million for certain long-term care business, primarily as a result of lower future premium increase assumptions and, to a lesser extent, lower yield assumptions.

See Insurance Reserves - Life Insurance Companies DAC and Reserves – Update of Actuarial Assumptions for amounts by product line and financial statement line item and additional discussion.

Net investment income decreased in the three-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to losses on alternative investments from negative performance in hedge funds, lower income from yield enhancements and lower base net investment income. Yield enhancements in the prior year period reflected higher bond call and tender income and higher gains on securities for which the fair value option was elected, including the investment in PICC Group then held by the Life Insurance Companies. See Investments – Life Insurance Companies for additional discussion of the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Life business.

Item 2 / results of operations / CONSUMER INSURANCE

General operating expenses increased in the three-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to increases in expenses related to expansion of the international Life business.

Life Year-to-Date Results

Pre-tax operating income decreased in the nine-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to lower net investment income, mortality experience that was within pricing expectations but less favorable than the prior year period, and a higher net negative adjustment to reflect updated actuarial assumptions. Other income in the nine-month period ended September 30, 2015, was primarily related to commission and profit sharing revenues received by Laya Healthcare for the distribution of insurance products.

Net investment income for the nine-month period ended September 30, 2015 decreased compared to the same period in the prior year primarily due to lower income on alternative investments and a decrease in base net investment income compared to the prior year period, due in part to participation income received on a commercial mortgage loan in the 2014 period. See Investments – Life Insurance Companies for additional discussion of the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Life business.

General operating expenses increased in the nine-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to increases in expenses related to expansion of the international Life business.

Spread Management

Disciplined pricing on new business is used to pursue new sales of life products at targeted net investment spreads in the current interest rate environment. Life has an active product management process to ensure that new business offerings appropriately reflect the current interest rate environment. To the extent that Life cannot achieve targeted net investment spreads on new business, products are re-priced or no longer sold. Additionally, where appropriate, existing products with higher minimum rate guarantees have been re-filed with lower crediting rates as permitted under state insurance laws for new sales. Universal life insurance interest rate guarantees are generally 2 to 3 percent on new non-indexed products and zero to 2 percent on new indexed products, and are designed to meet targeted net investment spreads.

In-force Management. Crediting rates for in-force policies are adjusted in accordance with contractual provisions that were designed to allow crediting rates to be reset subject to minimum crediting rate guarantees.

The following table presents universal life account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
September 30, 2015		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Universal life insurance
1%	$-	$-	$7	$7
> 1% - 2%	32	152	210	394
> 2% - 3%	562	277	1,454	2,293
> 3% - 4%	2,063	501	1,098	3,662
> 4% - 5%	3,985	195	-	4,180
> 5% - 5.5%	330	-	-	330
Total	$6,972	$1,125	$2,769	$10,866
Percentage of total	64%	10%	26%	100%

Item 2 / results of operations / CONSUMER INSURANCE

Life Premiums and Deposits

Premiums for Life represent amounts received on traditional life insurance policies and group benefit policies. Premiums and deposits for Life is a non‑GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life premiums and deposits to GAAP premiums:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Premiums and deposits	$1,223	$1,163	$3,695	$3,557
Deposits	(369)	(366)	(1,127)	(1,129)
Other	(179)	(142)	(483)	(424)
Premiums	$675	$655	$2,085	$2,004

Excluding the effect of foreign exchange, Life premiums and deposits increased 8 percent and 7 percent for the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods in the prior year, principally driven by growth in Japan and the acquisition of AIG Life Limited in the U.K.

Personal Insurance Results

The following table presents Personal Insurance results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2015	2014	Change	2015	2014	Change
Underwriting results:
Net premiums written	$3,016	$3,241	(7)%	$8,861	$9,546	(7)%
Increase in unearned premiums	(197)	(182)	(8)	(437)	(502)	13
Net premiums earned	2,819	3,059	(8)	8,424	9,044	(7)
Losses and loss adjustment expenses incurred	1,506	1,621	(7)	4,631	4,990	(7)
Acquisition expenses:
Amortization of deferred policy acquisition costs	504	546	(8)	1,481	1,578	(6)
Other acquisition expenses	296	269	10	868	840	3
Total acquisition expenses	800	815	(2)	2,349	2,418	(3)
General operating expenses	503	607	(17)	1,516	1,670	(9)
Underwriting income (loss)	10	16	(38)	(72)	(34)	(112)
Net investment income	52	104	(50)	178	312	(43)
Pre-tax operating income	$62	$120	(48)%	$106	$278	(62)%

Item 2 / results of operations / CONSUMER INSURANCE

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (LOSS) (in millions)

Three Months Ended September 30,
Nine Months Ended September 30,
$3,016
$3,241
$8,861
$9,546
2015
2014
2015
2014

Personal Insurance Quarterly Results

Pre‑tax operating income decreased in the three-month period ended September 30, 2015 compared to the same period in the prior year, due to a decrease in net investment income. Catastrophe losses were $58 million in the three-month period ended September 30, 2015, compared to $22 million in the same period in the prior year. Net favorable prior year loss reserve development was $46 million in the three-month period ended September 30, 2015, compared to $12 million in the same period in the prior year.

Acquisition expenses decreased in the three-month period ended September 30, 2015, compared to the same period in the prior year, due to the strengthening of the U.S. dollar against the Japanese yen, British pound and euro. Excluding the effect of foreign exchange, acquisition expenses increased due to higher acquisition costs in the automobile business and higher profit share expenses related to warranty service programs, partially offset by a decrease in non-deferred direct marketing expenses. The non-deferred direct marketing expenses, excluding commissions, for the three-month period ended September 30, 2015, were approximately $70 million, and, excluding the impact of foreign exchange, decreased by approximately $31 million from the same period in the prior year.

General operating expenses decreased in the three-month period ended September 30, 2015, compared to the same period in the prior year, primarily reflecting the timing of investment in strategic initiatives together with an ongoing focus on cost efficiency.

Net investment income decreased in the three-month period ended September 30, 2015, compared to the same period in the prior year, primarily driven by lower interest income and negative performance of alternative investments in hedge funds. The lower interest income was due to the continued impact of low interest rates resulting in yields on new purchases that were lower than the weighted average yield of the overall portfolio the strengthening of the U.S. dollar against most major foreign currencies and lower allocation of net investment income.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance Year-to-Date Results

Pre‑tax operating income decreased in the nine-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to a decrease in net investment income and underwriting results. Catastrophe losses were $135 million in the nine-month period ended September 30, 2015, compared to $118 million in the same period in the prior year. In the nine-month period ended September 30, 2015, net favorable prior year loss reserve development was $59 million, compared to $42 million in the same period in the prior year.

Acquisition expenses decreased in the nine-month period ended September 30, 2015, compared to the same period in the prior year. Excluding the effect of foreign exchange, acquisition expenses increased due to higher acquisition costs, primarily in automobile and property businesses, and higher profit share expenses related to warranty service programs, partially offset by a decrease in non-deferred direct marketing expenses. The non-deferred direct marketing expenses, excluding commissions, for the nine-month period ended September 30, 2015, were approximately $219 million, and, excluding the impact of foreign exchange, decreased by approximately $64 million from the same period in the prior year.

General operating expenses decreased in the nine-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to the effect of foreign exchange.

Net investment income decreased in the nine-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to the continued impact of low interest rates resulting in yields on new purchases that were lower than the weighted average yield of the overall portfolio, the strengthening of the U.S. dollar against most major foreign currencies, and lower allocation of net investment income.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Personal Insurance Net Premiums Written

The following table presents Personal Insurance net premiums written by major line of business:

	Three Months Ended		Percentage Change in		Nine Months Ended		Percentage Change in
	September 30,		U.S.	Original	September 30,		U.S.	Original
(in millions)	2015	2014	Dollars	Currency	2015	2014	Dollars	Currency
Accident & Health	$1,320	$1,426	(7)%	3%	$3,906	$4,248	(8)%	1%
Personal Lines	1,696	1,815	(7)	4	4,955	5,298	(6)	3
Total Personal Insurance net
premiums written	$3,016	$3,241	(7)%	4%	$8,861	$9,546	(7)%	2%

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance net premiums written by line of business (in millions)

Personal Insurance Quarterly and Year-to-Date Net Premiums Written

Personal Insurance net premiums written decreased in the three- and nine-month periods ended September 30, 2015, compared to the same periods in the prior year due to the strengthening of the U.S. dollar against the Japanese yen, British pound and euro. Excluding the effect of foreign exchange, net premiums written increased in the three- and nine-month periods ended September 30, 2015 compared to the same periods in the prior year, as the business continued to grow through multiple product and distribution channels.

A&H net premiums written, excluding the effect of foreign exchange, increased in the three- and nine-month periods ended September 30, 2015 compared to the same periods in the prior year primarily, due to production increases in individual travel business in Latin America, group personal accident and the supplemental health business in Japan and individual personal accident outside of Japan, partially offset by the decrease in personal accident and travel businesses in the U.S. and EMEA, due to continued underwriting discipline.

Personal Lines net premiums written, excluding the effect of foreign exchange, increased in the three- and nine-month periods ended September 30, 2015, compared to the same periods in the prior year. These increases were primarily due to increased production in personal property business in the Americas and Asia Pacific and in the automobile business in the Americas and EMEA, partially offset by decreased production of warranty service programs, due to underwriting actions taken in the prior year. The increase in the U.S. personal property business in the three-month period ended September 30, 2015 was attributable to new business sales and improved retention in the private client group, whereas in Japan the increase was due to new business sales as a result of the recent increase in new housing starts.  In addition, the increase in U.S. personal property business in the nine-month period September 30, 2015 reflected changes to optimize our reinsurance structure to retain more favorable risks, while continuing to manage aggregate exposure.

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance Net Premiums Written by Region

The following table presents Personal Insurance net premiums written by region:

	Three Months Ended		Percentage	Percentage	Nine Months Ended		Percentage	Percentage
	September 30,		Change in	Change in	September 30,		Change in	Change in
(in millions)	2015	2014	U.S. dollars	Original Currency	2015	2014	U.S. dollars	Original Currency
Americas	$1,047	$1,004	4%	6%	$2,906	$2,919	-%	1%
Asia Pacific	1,523	1,749	(13)	1	4,492	5,011	(10)	2
EMEA	446	488	(9)	6	1,463	1,616	(9)	5
Total net premiums written	$3,016	$3,241	(7)%	4%	$8,861	$9,546	(7)%	2%

Personal insurance NET PREMIUMS WRITTEN by Region (in millions)

Americas net premiums written increased in the three-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to growth in personal property and automobile businesses, partially offset by a decrease in net premiums written in warranty service programs and group accident business in the U.S. Net premiums written in the nine-month period ended September 30, 2015 remained essentially unchanged compared to the prior year quarter. Excluding the effect of foreign exchange, net premiums written increased in the nine-month period ended September 30, 2015, due to growth in personal property and automobile businesses, offset by decreases in warranty service programs, individual travel and group accident businesses in the U.S. The growth in personal property business is primarily driven by new business sales and improved retention in the U.S. private client group, as well as the changes in the reinsurance structure discussed above.

Asia Pacific net premiums written decreased in the three- and nine-month periods ended September 30, 2015, compared to the same periods in the prior year. Excluding the effect of foreign exchange, net premiums written increased in the three-month period ended September 30, 2015, primarily due to increased production in personal property, individual personal accident and supplemental health businesses, partially offset by decreases in automobile and warranty service programs. Excluding the effect of foreign exchange, net premiums written increased in the nine-month period ended September 30, 2015, across almost all lines of business, primarily due to businesses with increased production, as discussed above.

EMEA net premiums written decreased in the three- and nine-month periods ended September 30, 2015, compared to the same periods in the prior year. Excluding the effect of foreign exchange, net premiums written increased, particularly in automobile due to new business and in warranty service programs, partially offset by decreases in group personal accident and travel business due to continued underwriting discipline.

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance Underwriting Ratios

The following tables present the Personal Insurance combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Loss ratio	53.4	53.0	0.4	55.0	55.2	(0.2)
Catastrophe losses and reinstatement premiums	(2.0)	(0.7)	(1.3)	(1.6)	(1.3)	(0.3)
Prior year development net of premium adjustments	1.6	0.4	1.2	0.7	0.4	0.3
Accident year loss ratio, as adjusted	53.0	52.7	0.3	54.1	54.3	(0.2)
Acquisition ratio	28.4	26.6	1.8	27.9	26.7	1.2
General operating expense ratio	17.8	19.8	(2.0)	18.0	18.5	(0.5)
Expense ratio	46.2	46.4	(0.2)	45.9	45.2	0.7
Combined ratio	99.6	99.4	0.2	100.9	100.4	0.5
Catastrophe losses and reinstatement premiums	(2.0)	(0.7)	(1.3)	(1.6)	(1.3)	(0.3)
Prior year development net of premium adjustments	1.6	0.4	1.2	0.7	0.4	0.3
Accident year combined ratio, as adjusted	99.2	99.1	0.1	100.0	99.5	0.5

Personal Insurance ratios Three Months Ended September 30,	Nine Months Ended September 30,

Item 2 / results of operations / CONSUMER INSURANCE

The following tables present Personal Insurance accident year catastrophe and severe losses by region and the number of events:

Catastrophes (a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended September 30, 2015
Windstorms and hailstorms	2	$4	$33	$-	$37
Wildfire	1	1	-	-	1
Tropical cyclone	1	-	20	-	20
Total catastrophe-related charges	4	$5	$53	$-	$58
Three Months Ended September 30, 2014
Flooding	2	$2	$-	$-	$2
Windstorms and hailstorms	5	9	10	-	19
Earthquakes	1	1	-	-	1
Total catastrophe-related charges	8	$12	$10	$-	$22
Nine Months Ended September 30, 2015
Flooding	2	$4	$-	$-	$4
Windstorms and hailstorms	9	77	33	-	110
Wildfire	1	1	-	-	1
Tropical cyclone	1	-	20	-	20
Total catastrophe-related charges	13	$82	$53	$-	$135
Nine Months Ended September 30, 2014
Flooding	2	$2	$-	$-	$2
Windstorms and hailstorms	14	60	54	1	115
Earthquakes	1	1	-	-	1
Total catastrophe-related charges	17	$63	$54	$1	$118

(a) Catastrophes are generally weather or seismic events having a net impact on AIG in excess of $10 million each.

Item 2 / results of operations / CONSUMER INSURANCE

Severe Losses(b)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended September 30,
2015	-	$-	$-	$-	$-
2014	-	$-	$-	$-	$-
Nine Months Ended September 30,
2015	1	$12	$-	$-	$12
2014	3	$37	$4	$-	$41

(b) Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Personal Insurance Quarterly and Year-to-Date Insurance Ratios

The combined ratio increased by 0.2 points in the three-month period ended September 30, 2015, compared to the same period in the prior year, reflecting an increase in the loss ratio, partially offset by a decrease in the expense ratio. The combined ratio increased by 0.5 points in the nine-month period ended September 30, 2015 compared to the same period in the prior year, reflecting an increase in the expense ratio, partially offset by a decrease in the loss ratio. The accident year combined ratio, as adjusted, increased by 0.1 point and 0.5 points in the three- and the nine-month periods ended September 30, 2015, respectively, compared to the same periods in the prior year.

The accident year loss ratio, as adjusted, increased by 0.3 points in the three-month period ended September 30, 2015 compared to the same period in the prior year, primarily due to higher losses in automobile and personal property businesses, partially offset by improved performance in warranty service programs. The loss ratio improvement in warranty service programs was offset by an increase in the acquisition ratio due to a related profit sharing arrangement. The accident year loss ratio, as adjusted, decreased by 0.2 points in the nine-month period ended September 30, 2015, compared to the same period in the prior year, due to a decrease in losses in warranty service programs and lower severe losses, partially offset by higher losses in automobile and personal property businesses.

The acquisition ratio increased by 1.8 points and 1.2 points in the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods in the prior year, primarily due to increases in acquisition costs in warranty service programs and in the automobile business, partially offset by lower A&H direct marketing expenses.

The general operating expense ratio decreased by 2.0 points in the three-month period ended September 30, 2015, compared to the same period in the prior year, reflecting the timing of investment in strategic initiatives together with an ongoing focus on cost efficiency. The general operating expense ratio decreased by 0.5 points in the nine-month period ended September 30, 2015, compared to the same period in the prior year, primarily due to an ongoing focus on cost efficiency.

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

Item 2 / results of operations / CORPORATE AND OTHER

Corporate and Other Results

The following table presents AIG’s Corporate and Other results:

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2015	2014	Change		2015	2014	Change
Corporate and Other pre-tax operating income (loss):
Equity in pre-tax operating earnings of AerCap(a)	$-	$196	NM	%	$255	$249	2%
Fair value of PICC investments(b)	(195)	(30)	NM		22	(30)	NM
Income from other assets, net(c)	15	214	(93)		1,088	263	314
Corporate general operating expenses	(133)	(317)	58		(653)	(858)	24
Interest expense	(266)	(310)	14		(849)	(962)	12
Direct Investment book	-	314	NM		-	1,067	NM
Global Capital Markets	-	58	NM		-	332	NM
Run-off insurance Lines	(54)	25	NM		37	(23)	NM
Consolidation and eliminations	20	(1)	NM		21	1	NM
Total Corporate and Other pre-tax operating income (loss)	$(613)	$149	NM	%	$(79)	$39	NM	%

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

Corporate and Other Quarterly Results

Corporate and Other reported a pre-tax operating loss in the three-month period ended September 30, 2015, compared to pre-tax operating income in the same period in the prior year, primarily due to lower fair value appreciation on ABS CDOs as a result of widening credit spreads, now reflected in Income from other assets, net; and higher fair value losses in our PICC P&C and PICC Group investments. In addition, the three-month period ended September 30, 2014 included our share of AerCap’s pre-tax operating income, which was accounted for under the equity method through the date of sale of most of our AerCap common shares in the second quarter of 2015. Partially offsetting these declines were lower corporate general operating expenses resulting from a pension curtailment credit and lower interest expense from ongoing liability management activities described in Liquidity and Capital Resources.

Run-off insurance lines reported a pre-tax operating loss of $54 million in the three-month period ended September 30, 2015 compared to pre-tax operating income of $25 million in the same period in the prior year primarily due to an increase in net unfavorable prior year loss reserve development, as well as an increase in net loss reserve discount charge on excess workers’ compensation. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion. During the third quarter of 2015, certain environmental liability and healthcare coverages that were no longer offered by Commercial Insurance, were transferred to Run-off insurance lines, along with associated prior year adverse loss reserve development of $43 million.

Corporate and Other Year-to-Date Results

Corporate and Other reported a pre-tax operating loss in the nine-month period ended September 30, 2015, compared to pre-tax operating income in the same period in the prior year primarily due to lower fair value appreciation on ABS CDOs as a result of widening credit spreads, lower credit valuation adjustments on assets for which the fair value option was elected, and lower mark-to-market income on CDS positions as a result of portfolio wind down and spread widening, all of which are reflected in Income from other assets, net. Partially offsetting these declines were lower corporate general operating expenses

Item 2 / results of operations / CORPORATE AND OTHER

resulting from a pension curtailment credit and lower interest expense from ongoing liability management activities described in Liquidity and Capital Resources.

Run-off insurance lines reported pre-tax operating income of $37 million in the nine-month period ended September 30, 2015 compared to pre-tax operating loss of $23 million in the same period in the prior year primarily due to higher excess workers’ compensation net loss reserve discount benefit, primarily reflecting an increase in Treasury rates in the second quarter of 2015, partially offset by an increase in net unfavorable prior year loss reserve development reflecting transfers to run-off insurance lines as discussed above. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion.

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

Investments Highlights During the Nine Months Ended September 30, 2015

•    A widening of credit spreads resulted in a decrease in our net unrealized gain position in our investment portfolio. Net unrealized gains in our available for sale portfolio decreased to approximately $13.0 billion as of September 30, 2015 from approximately $19.0 billion as of December 31, 2014.

•    We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in commercial mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•    Although our alternative investments continue to generate higher returns than our fixed maturity securities portfolio, our investment performance tapered in the third quarter of 2015 due to negative performance in the equity markets, which affected the performance of our hedge fund portfolio.

•    Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•    Other-than-temporary impairments increased due to impairments within the energy and emerging markets sectors, driven primarily by slowing growth in China and weakness in commodity markets.

Investment Strategies

Investment strategies are based on considerations that include the local and general market conditions, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification.

Item 2 / INVESTMENTS

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

Investments

The following tables summarize the composition of AIG's investments:

	Non-Life	Life
	Insurance	Insurance	Corporate
(in millions)	Companies	Companies	and Other	Total
September 30, 2015
Fixed maturity securities:
Bonds available for sale, at fair value	$88,973	$158,224	$5,757	$252,954
Other bond securities, at fair value	1,519	2,618	12,685	16,822
Equity securities:
Common and preferred stock available for sale, at fair value	3,494	135	163	3,792
Other Common and preferred stock, at fair value	346	-	720	1,066
Mortgage and other loans receivable, net of allowance	7,677	22,799	(2,240)	28,236
Other invested assets	9,873	13,799	7,451	31,123
Short-term investments	3,701	3,732	4,975	12,408
Total investments*	115,583	201,307	29,511	346,401
Cash	1,048	388	133	1,569
Total invested assets	$116,631	$201,695	$29,644	$347,970
December 31, 2014
Fixed maturity securities:
Bonds available for sale, at fair value	$92,942	$164,527	$2,390	$259,859
Other bond securities, at fair value	1,733	2,785	15,194	19,712
Equity securities:
Common and preferred stock available for sale, at fair value	4,241	150	4	4,395
Other Common and preferred stock, at fair value	495	-	554	1,049
Mortgage and other loans receivable, net of allowance	6,686	20,874	(2,570)	24,990
Other invested assets	10,372	11,916	12,230	34,518
Short-term investments	4,154	2,131	4,958	11,243
Total investments*	120,623	202,383	32,760	355,766
Cash	1,191	451	116	1,758
Total invested assets	$121,814	$202,834	$32,876	$357,524

* At both September 30, 2015 and December 31, 2014, approximately 90 percent and 10 percent of investments were held by domestic and foreign entities, respectively.

Item 2 / INVESTMENTS

The following table presents the components of Net Investment Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Interest and dividends	$3,204	$3,352	$9,599	$9,963
Alternative investments	88	636	1,471	2,108
Other investment income*	47	173	202	435
Total investment income	3,339	4,161	11,272	12,506
Investment expenses	133	133	402	398
Total net investment income	$3,206	$4,028	$10,870	$12,108

* Includes changes in fair value of certain fixed maturity securities where the fair value option has been elected and which are used to economically hedge the interest rate risk in GMWB embedded derivatives. For the three-month periods ended September 30, 2015 and 2014, the net investment income (loss) recorded on these securities was $4 million and $32 million, respectively. For the nine-month periods ended September 30, 2015 and 2014, the net investment income (loss) recorded on these securities was $(39) million and $162 million, respectively.

Net investment income decreased for the three-month period ended September 30, 2015, compared to the same period in the prior year due to lower income on alternative investments, lower reinvestment yields and lower income on investments for which the fair value option was elected. Net investment income decreased for the nine-month period ended September 30, 2015, compared to the same period in the prior year, due to lower income on alternative investments, lower reinvestment yields, and lower income on investments for which the fair value option was elected.

Non-Life Insurance Companies

For the Non-Life Insurance Companies, the duration of liabilities for long-tail casualty lines is greater than that of other lines. As a result, the investment strategy within the Non-Life Insurance Companies focuses on growth of surplus and preservation of capital, subject to liability and other business considerations.

The Non-Life Insurance Companies invest primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies and also invest in structured securities collateralized by, among other assets, residential and commercial real estate and commercial mortgage loans. While invested assets backing reserves of the Non-Life Insurance Companies are primarily invested in conventional fixed maturity securities, we have continued to allocate a portion of our investment activity into asset classes that offer higher yields, particularly in the domestic operations. In addition, we continue to invest in both fixed rate and floating rate asset-backed investments for their risk-return attributes, as well as to manage our exposure to potential changes in interest rates. This asset diversification has maintained stable average yields while the overall credit ratings of our fixed maturity securities were largely unchanged. We expect to continue to pursue this investment strategy to meet the Non-Life Insurance Companies’ liquidity, duration and credit quality objectives as well as current risk‑return and tax objectives.

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

Fixed maturity investments of the Non-Life Insurance Companies domestic operations, with an intermediate duration of 4.7 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns, as

Item 2 / INVESTMENTS

well as taxable municipal bonds, government and agency bonds, and corporate bonds. The majority of these high quality investments are rated A or higher based on composite ratings.

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

Fixed maturity investments of the Life Insurance Companies domestic operations, with an intermediate duration of 6.5 years, are comprised of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

Fixed maturity investments held in the Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, and intermediate to long duration, averaging 12.9 years.

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

The following table presents the fixed maturity security portfolio of Life Insurance Companies categorized by NAIC Designation, at fair value:

September 30, 2015
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$45,056	$58,950	$104,006	$5,170	$2,606	$302	$139	$8,217	$112,223
Mortgage-backed, asset-backed and collateralized	40,735	1,920	42,655	382	347	29	945	1,703	44,358
Total*	$85,791	$60,870	$146,661	$5,552	$2,953	$331	$1,084	$9,920	$156,581

*    Excludes $4.3 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within Life Insurance Companies that require a statutory filing.

The following table presents the fixed maturity security portfolio of Life Insurance Companies  categorized by composite AIG credit rating, at fair value:

September 30, 2015
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$44,921	$59,410	$104,331	$4,765	$2,717	$410	$7,892	$112,223
Mortgage-backed, asset-backed and collateralized	25,130	3,258	28,388	1,225	1,273	13,472	15,970	44,358
Total*	$70,051	$62,668	$132,719	$5,990	$3,990	$13,882	$23,862	$156,581

*  Excludes $4.3 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within Life Insurance Companies that require a statutory filing.

Credit Ratings

At September 30, 2015, approximately 90 percent of our fixed maturity securities were held by our domestic entities. Approximately 16 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 17 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of our foreign entities’ fixed maturity securities portfolio is rated by Moody’s Investors’ Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), or similar foreign rating services. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At September 30, 2015, approximately 15 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 5 percent were below investment grade or not

Item 2 / INVESTMENTS

rated. Approximately 43 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(in millions)	2015	2014	2015	2014	2015	2014
Rating:
Other fixed maturity
securities
AAA	$12,537	$15,463	$3,663	$5,322	$16,200	$20,785
AA	36,408	36,730	151	224	36,559	36,954
A	52,577	56,693	970	242	53,547	56,935
BBB	73,448	75,607	220	250	73,668	75,857
Below investment grade	12,098	10,651	135	303	12,233	10,954
Non-rated	910	1,035	-	-	910	1,035
Total	$187,978	$196,179	$5,139	$6,341	$193,117	$202,520
Mortgage-backed, asset-
backed and collateralized
AAA	$25,897	$24,783	$1,841	$2,313	$27,738	$27,096
AA	4,685	4,078	919	1,549	5,604	5,627
A	7,501	7,606	487	494	7,988	8,100
BBB	4,529	3,813	528	620	5,057	4,433
Below investment grade	22,348	23,376	7,849	8,314	30,197	31,690
Non-rated	16	24	59	81	75	105
Total	$64,976	$63,680	$11,683	$13,371	$76,659	$77,051
Total
AAA	$38,434	$40,246	$5,504	$7,635	$43,938	$47,881
AA	41,093	40,808	1,070	1,773	42,163	42,581
A	60,078	64,299	1,457	736	61,535	65,035
BBB	77,977	79,420	748	870	78,725	80,290
Below investment grade	34,446	34,027	7,984	8,617	42,430	42,644
Non-rated	926	1,059	59	81	985	1,140
Total	$252,954	$259,859	$16,822	$19,712	$269,776	$279,571

Item 2 / INVESTMENTS

Available for Sale Investments

The following table presents the fair value of our available for sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2015	2014
Bonds available for sale:
U.S. government and government sponsored entities	$1,882	$2,992
Obligations of states, municipalities and political subdivisions	27,546	27,659
Non-U.S. governments	18,428	21,095
Corporate debt	140,122	144,433
Mortgage-backed, asset-backed and collateralized:
RMBS	35,625	37,520
CMBS	13,717	12,885
CDO/ABS	15,634	13,275
Total mortgage-backed, asset-backed and collateralized	64,976	63,680
Total bonds available for sale*	252,954	259,859
Equity securities available for sale:
Common stock	2,961	3,629
Preferred stock	23	25
Mutual funds	808	741
Total equity securities available for sale	3,792	4,395
Total	$256,746	$264,254

*    At September 30, 2015, and December 31, 2014, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $35.4 billion and $35.1 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	September 30,	December 31,
(in millions)	2015	2014
Japan	$5,192	$5,728
Canada	1,574	2,181
Germany	1,017	1,315
France	646	614
United Kingdom	646	648
Mexico	554	661
Norway	547	619
Netherlands	517	639
Singapore	489	545
Chile	385	395
Other	6,863	7,752
Total	$18,430	$21,097

Item 2 / INVESTMENTS

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	September 30, 2015
			Non-			December 31,
		Financial	Financial	Structured		2014
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$646	$1,332	$2,118	$-	$4,096	$4,498
Netherlands	517	1,015	1,612	448	3,592	4,276
Germany	1,017	331	2,218	22	3,588	4,155
Ireland	2	-	644	682	1,328	850
Spain	29	75	997	17	1,118	1,557
Italy	9	145	889	11	1,054	1,245
Belgium	216	125	519	-	860	973
Luxembourg	-	18	476	32	526	243
Finland	53	32	132	-	217	235
Austria	112	11	10	-	133	155
Other - EuroZone*	650	50	198	1	899	1,022
Total Euro-Zone	$3,251	$3,134	$9,813	$1,213	$17,411	$19,209
Remainder of Europe
United Kingdom	$646	$3,047	$7,964	$4,006	$15,663	$16,076
Switzerland	40	1,078	1,379	-	2,497	2,941
Sweden	182	528	195	-	905	1,135
Norway	547	52	145	-	744	846
Russian Federation	41	8	97	-	146	311
Other - Remainder of Europe	186	112	107	15	420	494
Total - Remainder of Europe	$1,642	$4,825	$9,887	$4,021	$20,375	$21,803
Total	$4,893	$7,959	$19,700	$5,234	$37,786	$41,012

*    At September 30, 2015, we did not have material credit exposure to the government of Greece.

Investments in Municipal Bonds

At September 30, 2015, the U.S. municipal bond portfolio of Non-Life Insurance Companies was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 95 percent of the portfolio rated A or higher.

Item 2 / INVESTMENTS

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	September 30, 2015
	State	Local		Total	December 31,
	General	General		Fair	2014
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$36	$630	$4,085	$4,751	$4,116
California	664	609	2,584	3,857	4,707
Texas	329	1,560	1,542	3,431	3,356
Illinois	112	367	912	1,391	1,364
Massachusetts	690	-	658	1,348	1,417
Washington	482	75	694	1,251	1,278
Florida	137	-	909	1,046	1,052
Virginia	66	62	824	952	918
Georgia	281	241	322	844	819
Washington DC	155	-	559	714	607
Pennsylvania	270	22	370	662	537
Arizona	-	93	518	611	734
Ohio	129	35	417	581	604
All other states(a)	1,074	557	4,476	6,107	6,150
Total(b)(c)	$4,425	$4,251	$18,870	$27,546	$27,659

(a) At September 30, 2015, we did not have material credit exposure to the government of Puerto Rico.

(b) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $3.0 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	September 30,	December 31,
(in millions)	2015	2014
Financial institutions:
Money Center /Global Bank Groups	$9,355	$10,682
Regional banks — other	507	543
Life insurance	3,352	3,575
Securities firms and other finance companies	411	422
Insurance non-life	5,593	5,625
Regional banks — North America	6,656	6,636
Other financial institutions	7,459	8,169
Utilities(a)	18,870	19,249
Communications	10,696	10,316
Consumer noncyclical	15,749	16,792
Capital goods	9,314	8,594
Energy(a)	15,198	16,494
Consumer cyclical	10,046	11,197
Basic	8,305	9,187
Other	18,611	16,952
Total (b)	$140,122	$144,433

(a) The Utilities and Energy amounts at December 31, 2014, have been revised from $23.7 billion and $12.0 billion to $19.2 billion and $16.5 billion, respectively, to conform to current industry classification, which are not considered material to previously issued financial statements.

Item 2 / INVESTMENTS

(b) At September 30, 2015, and December 31, 2014, approximately 92 percent and 93 percent, respectively, of these investments were rated investment grade.

Investments in RMBS

The following table presents AIG’s RMBS available for sale investments by year of vintage:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2015	2014
Total RMBS
2015	$893	$-
2014	998	871
2013	2,199	2,724
2012	2,026	2,382
2011	4,832	5,310
2010 and prior*	24,677	26,233
Total RMBS	$35,625	$37,520
Agency
2015	$655	$-
2014	902	799
2013	2,114	2,625
2012	1,925	2,234
2011	2,939	3,428
2010 and prior	2,737	3,324
Total Agency	$11,272	$12,410
Alt-A
2015	-	-
2014	-	-
2013	-	-
2012	-	-
2011	$-	$-
2010 and prior	13,193	13,001
Total Alt-A	$13,193	$13,001
Subprime
2015	-	-
2014	-	-
2013	-	-
2012	-	-
2011	-	-
2010 and prior	$2,286	$2,423
Total Subprime	$2,286	$2,423
Prime non-agency
2015	$-	$-
2014	-	-
2013	8	8
2012	87	126
2011	1,892	1,882
2010 and prior	6,063	7,047
Total Prime non-agency	$8,050	$9,063
Total Other housing related	$824	$623

*    Includes approximately $13.4 billion and $13.5 billion at September 30, 2015, and December 31, 2014, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination.  See Note 5 to the Condensed Consolidated Financial Statements for additional discussion on Purchased Credit Impaired (PCI) Securities.

Item 2 / INVESTMENTS

The following table presents our RMBS available for sale investments by credit rating:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2015	2014
Rating:
Total RMBS
AAA	$13,697	$14,699
AA	388	418
A	566	546
BBB	682	911
Below investment grade(a)	20,287	20,937
Non-rated	5	9
Total RMBS(b)	$35,625	$37,520
Agency RMBS
AAA	$11,268	$12,405
AA	4	5
Total Agency	$11,272	$12,410
Alt-A RMBS
AAA	$5	$7
AA	18	33
A	129	85
BBB	230	317
Below investment grade(a)	12,811	12,559
Total Alt-A	$13,193	$13,001
Subprime RMBS
AAA	$15	$18
AA	76	117
A	265	252
BBB	183	207
Below investment grade(a)	1,747	1,829
Total Subprime	$2,286	$2,423
Prime non-agency
AAA	$2,084	$2,076
AA	176	253
A	169	205
BBB	232	351
Below investment grade(a)	5,384	6,169
Non-rated	5	9
Total prime non-agency	$8,050	$9,063
Total Other housing related	$824	$623

(a) Includes certain RMBS that had experienced deterioration in credit quality since their origination. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion on PCI Securities.

(b) The weighted average expected life was six years at both September 30, 2015 and December 31, 2014.

Our underwriting practices for investing in RMBS, other asset‑backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Item 2 / INVESTMENTS

Investments in CMBS

The following table presents our CMBS available for sale investments:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2015	2014
CMBS (traditional)	$11,421	$11,265
Agency	1,456	1,372
Other	840	248
Total	$13,717	$12,885

The following table presents the fair value of our CMBS available for sale investments by rating agency designation and by vintage year:

					Below
					Investment
(in millions)	AAA	AA	A	BBB	Grade	Non-Rated	Total
September 30, 2015
Year:
2015	$629	$331	$119	$554	$-	$-	$1,633
2014	1,619	188	12	-	-	-	1,819
2013	2,679	440	91	55	-	-	3,265
2012	775	61	27	89	-	11	963
2011	1,036	20	37	22	-	-	1,115
2010 and prior	989	521	869	712	1,831	-	4,922
Total	$7,727	$1,561	$1,155	$1,432	$1,831	$11	$13,717
December 31, 2014
Year:
2014	$1,570	$183	$11	$-	$-	$-	$1,764
2013	2,684	442	91	58	-	-	3,275
2012	1,158	61	28	92	-	12	1,351
2011	1,022	20	37	21	-	-	1,100
2010 and prior	1,119	626	814	843	1,993	-	5,395
Total	$7,553	$1,332	$981	$1,014	$1,993	$12	$12,885

Item 2 / INVESTMENTS

The following table presents our CMBS available for sale investments by geographic region:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2015	2014
Geographic region:
New York	$3,202	$2,759
California	1,275	1,305
Texas	816	831
Florida	539	562
New Jersey	441	457
Virginia	383	389
Illinois	315	344
Pennsylvania	305	291
Georgia	262	286
Massachusetts	235	247
North Carolina	219	222
Maryland	211	222
All Other*	5,514	4,970
Total	$13,717	$12,885

*    Includes Non-U.S. locations.

The following table presents our CMBS available for sale investments by industry:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2015	2014
Industry:
Retail	$4,053	$3,700
Office	4,000	3,652
Multi-family*	2,951	2,889
Lodging	1,078	1,127
Industrial	978	679
Other	657	838
Total	$13,717	$12,885

*    Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable during the third quarter of 2015. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Item 2 / INVESTMENTS

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

	Fair value at	Fair value at
	September 30,	December 31,
(in millions)	2015	2014
Collateral Type:
Bank loans (CLO)	$8,072	$6,683
Synthetic investment grade	7	-
Other	157	388
Total	$8,236	$7,071

The following table presents our CDO available for sale investments by credit rating:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2015	2014
Rating:
AAA	$3,070	$1,922
AA	2,472	2,135
A	2,197	2,317
BBB	328	366
Below investment grade	169	331
Total	$8,236	$7,071

Commercial Mortgage Loans

At September 30, 2015, we had direct commercial mortgage loan exposure of $20.8 billion. At that date, over 99 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
September 30, 2015
State:
New York	93	$606	$2,583	$584	$301	$167	$187	$4,428	21%
California	103	88	522	435	600	584	302	2,531	12
Texas	60	120	660	116	148	187	49	1,280	6
New Jersey	46	475	336	331	-	29	32	1,203	6
Florida	81	143	125	376	117	137	151	1,049	5
Illinois	21	174	369	21	33	36	23	656	3
Pennsylvania	49	45	27	448	86	15	4	625	3
Massachusetts	20	31	180	360	-	-	33	604	3
Connecticut	20	313	153	24	81	-	-	571	3
Colorado	18	61	229	48	8	120	12	478	2
Other states	321	1,096	1,055	1,630	464	418	228	4,891	24
Foreign	143	476	1,463	87	166	295	15	2,502	12
Total*	975	$3,628	$7,702	$4,460	$2,004	$1,988	$1,036	$20,818	100%

Item 2 / INVESTMENTS

December 31, 2014
State:
New York	90	$545	$2,111	$285	$148	$68	$215	$3,372	18%
California	115	29	635	389	472	597	469	2,591	14
New Jersey	48	490	353	308	-	30	74	1,255	7
Florida	89	141	192	335	118	137	161	1,084	6
Texas	58	62	482	121	171	187	54	1,077	6
Illinois	24	175	327	26	73	36	-	637	3
Massachusetts	19	-	198	321	-	-	34	553	3
Colorado	18	62	158	48	-	120	101	489	2
Connecticut	23	279	155	5	43	-	-	482	2
Pennsylvania	49	45	89	170	107	16	5	432	2
Other states	349	920	1,140	1,738	494	310	281	4,883	26
Foreign	142	636	678	78	63	176	423	2,054	11
Total*	1,024	$3,384	$6,518	$3,824	$1,689	$1,677	$1,817	$18,909	100%

*    Does not reflect allowance for losses.

See Note 7 to the Consolidated Financial Statements in the 2014 Annual Report for additional discussion on commercial mortgage loans.

Impairments

The following table presents impairments by investment type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$167	$30	$330	$121
Equity securities, available for sale	75	5	161	16
Private equity funds and hedge funds	31	15	74	27
Subtotal	273	50	565	164
Other impairments:
Investments in life settlements	58	52	200	139
Other investments	22	62	69	117
Real estate	-	-	5	-
Total	$353	$164	$839	$420

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

Other-than-temporary impairment charges by reportable segment and impairment type:

	Non-Life	Life	Corporate
	Insurance	Insurance	and Other
(in millions)	Companies	Companies	Operations	Total
Three Months Ended September 30, 2015
Impairment Type:
Severity	$10	$-	$-	$10
Change in intent	3	76	2	81
Foreign currency declines	5	-	-	5
Issuer-specific credit events	107	69	-	176
Adverse projected cash flows	-	1	-	1
Total	$125	$146	$2	$273
Three Months Ended September 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-
Change in intent	7	7	-	14
Foreign currency declines	1	2	-	3
Issuer-specific credit events	10	21	-	31
Adverse projected cash flows	-	2	-	2
Total	$18	$32	$-	$50
Nine Months Ended September 30, 2015
Impairment Type:
Severity	$12	$-	$-	$12
Change in intent	5	107	81	193
Foreign currency declines	19	18	-	37
Issuer-specific credit events	161	153	-	314
Adverse projected cash flows	3	6	-	9
Total	$200	$284	$81	$565
Nine Months Ended September 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-
Change in intent	8	12	-	20
Foreign currency declines	8	5	-	13
Issuer-specific credit events	35	89	-	124
Adverse projected cash flows	2	5	-	7
Total	$53	$111	$-	$164

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended September 30, 2015
Impairment Type:
Severity	$-	$-	$-	$-	$10	$10
Change in intent	-	-	1	73	7	81
Foreign currency declines	-	-	-	5	-	5
Issuer-specific credit events	10	-	5	72	89	176
Adverse projected cash flows	1	-	-	-	-	1
Total	$11	$-	$6	$150	$106	$273
Three Months Ended September 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	9	5	14
Foreign currency declines	-	-	-	3	-	3
Issuer-specific credit events	16	-	-	-	15	31
Adverse projected cash flows	2	-	-	-	-	2
Total	$18	$-	$-	$12	$20	$50
Nine Months Ended September 30, 2015
Impairment Type:
Severity	$-	$-	$-	$-	$12	$12
Change in intent	3	-	1	104	85	193
Foreign currency declines	-	-	-	37	-	37
Issuer-specific credit events	63	2	8	103	138	314
Adverse projected cash flows	9	-	-	-	-	9
Total	$75	$2	$9	$244	$235	$565
Nine Months Ended September 30, 2014
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	14	6	20
Foreign currency declines	-	-	-	13	-	13
Issuer-specific credit events	53	5	21	8	37	124
Adverse projected cash flows	7	-	-	-	-	7
Total	$60	$5	$21	$35	$43	$164

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and credit rating:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended September 30, 2015
Rating:
AAA	$-	$-	$-	$3	$-	$3
AA	-	-	-	2	-	2
A	-	-	-	1	-	1
BBB	1	-	-	9	-	10
Below investment grade	10	-	6	135	-	151
Non-rated	-	-	-	-	106	106
Total	$11	$-	$6	$150	$106	$273
Three Months Ended September 30, 2014
Rating:
AAA	$-	$-	$-	$-	$-	$-
AA	1	-	-	-	-	1
A	-	-	-	-	-	-
BBB	-	-	-	2	-	2
Below investment grade	17	-	-	10	-	27
Non-rated	-	-	-	-	20	20
Total	$18	$-	$-	$12	$20	$50
Nine Months Ended September 30, 2015
Rating:
AAA	$-	$-	$-	$7	$-	$7
AA	-	-	-	8	-	8
A	1	-	-	7	-	8
BBB	2	-	-	29	-	31
Below investment grade	72	2	9	189	-	272
Non-rated	-	-	-	4	235	239
Total	$75	$2	$9	$244	$235	$565
Nine Months Ended September 30, 2014
Rating:
AAA	$-	$-	$-	$3	$-	$3
AA	3	-	-	2	-	5
A	-	-	-	1	-	1
BBB	2	-	-	5	-	7
Below investment grade	55	1	21	24	-	101
Non-rated	-	4	-	-	43	47
Total	$60	$5	$21	$35	$43	$164

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the three- and nine-month periods ended September 30, 2015 and 2014 related to:

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

Item 2 / INVESTMENTS

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $197 million and $183 million in the three-month periods ended September 30, 2015 and 2014, respectively, and $565 million and $544 million in the nine-month periods ended September 30, 2015 and 2014, respectively.  See Note 6 to the Consolidated Financial Statements in the 2014 Annual Report for a discussion of our other-than-temporary impairment accounting policy.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2015	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$36,668	$1,066	6,052	$312	$76	53	$-	$-	-	$36,980	$1,142	6,105
7-11 months	8,316	510	1,287	514	130	62	-	-	-	8,830	640	1,349
12 months or more	6,675	456	859	1,551	394	204	24	15	7	8,250	865	1,070
Total	$51,659	$2,032	8,198	$2,377	$600	319	$24	$15	7	$54,060	$2,647	8,524
Below investment
grade bonds
0-6 months	$6,364	$220	2,588	$202	$55	98	$3	$2	8	$6,569	$277	2,694
7-11 months	1,856	94	432	126	35	71	218	141	14	2,200	270	517
12 months or more	4,692	270	685	801	249	186	59	34	25	5,552	553	896
Total	$12,912	$584	3,705	$1,129	$339	355	$280	$177	47	$14,321	$1,100	4,107
Total bonds
0-6 months	$43,032	$1,286	8,640	$514	$131	151	$3	$2	8	$43,549	$1,419	8,799
7-11 months	10,172	604	1,719	640	165	133	218	141	14	11,030	910	1,866
12 months or more	11,367	726	1,544	2,352	643	390	83	49	32	13,802	1,418	1,966
Total(e)	$64,571	$2,616	11,903	$3,506	$939	674	$304	$192	54	$68,381	$3,747	12,631
Equity securities
0-11 months	$408	$36	136	$31	$10	57	$-	$-	-	$439	$46	193
12 months or more	3	-	2	27	8	3	-	-	-	30	8	5
Total	$411	$36	138	$58	$18	60	$-	$-	-	$469	$54	198

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at September 30, 2015.

(c)  For bonds, represents amortized cost.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the third quarter of 2015 was primarily attributable to decreases in the fair value of fixed maturity securities. For the nine-month period ended September 30, 2015, net unrealized gains related to fixed maturity and equity securities decreased by $6.1 billion due primarily to the widening of credit spreads.

The change in net unrealized gains and losses on investments for the third quarter of 2014 was primarily attributable to increases in the fair value of fixed maturity securities. Net unrealized gains related to fixed maturity and equity securities increased in the nine-month period ended September 30, 2014 by $6.5 billion primarily due to the decrease in interest rates and narrowing of spreads.

Item 2 / INVESTMENTS

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

The following table presents the components of AIG’s gross loss reserves by major lines of business on a U.S. statutory basis*:

	September 30,	December 31,
(in millions)	2015	2014
Other liability occurrence (including asbestos and environmental)	$17,962	$19,444
International	16,292	16,932
Workers' compensation (net of discount)	13,234	14,914
Other liability claims made	9,126	10,051
Property	2,902	3,515
Auto liability	2,118	2,237
Commercial multiple peril	1,855	1,886
Medical malpractice	1,677	1,626
Aircraft	1,369	1,402
Products liability	1,443	1,439
Accident and health	1,026	1,271
Mortgage guaranty / credit	838	1,008
Fidelity/surety	621	504
Other	973	1,031
Total	$71,436	$77,260

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

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table presents the components of net loss reserves:

	September 30,	December 31,
(in millions)	2015	2014
Gross loss reserves before reinsurance and discount	$74,670	$80,337
Less: discount	(3,234)	(3,077)
Gross loss reserves, net of discount, before reinsurance	71,436	77,260
Less: reinsurance recoverable*	(13,146)	(15,648)
Net liability for unpaid losses and loss adjustment expenses	$58,290	$61,612

*    Includes $1.3 billion and $1.5 billion of reinsurance recoverable under a retroactive reinsurance agreement at September 30, 2015, and December 31, 2014, respectively.

Gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.5 billion and $12.4 billion at September 30, 2015, and December 31, 2014, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements; each referred to generically as “deductibles”), primarily for U.S. commercial casualty business, where the Non-Life Insurance Companies manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. At September 30, 2015, and December 31, 2014, the Non-Life Insurance Companies held collateral totaling $9.6 billion and $9.4 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and assets in trusts.

The following table classifies the components of net loss reserves by business unit:

	September 30,	December 31,
(in millions)	2015	2014
Commercial Property Casualty:
Casualty	$31,228	$33,065
Financial lines	8,935	9,538
Specialty	5,685	5,786
Property	3,739	4,079
Total Commercial Property Casualty	49,587	52,468
Commercial Mortgage Guaranty	814	977
Consumer Personal Insurance
Personal lines	2,814	2,763
Accident and health	1,600	1,878
Total Consumer Personal Insurance	4,414	4,641
Other run-off insurance lines*	3,475	3,526
Net liability for unpaid losses and loss adjustment expenses	$58,290	$61,612

* Beginning in September 30, 2015, Other run-off insurance lines includes $311 million of loss reserves for certain environmental liability businesses and certain healthcare coverage previously reported in Casualty and Specialty.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

Discounting of Reserves

The following table presents the components of loss reserve discount included above:

	September 30, 2015			December 31, 2014
		Run-off			Run-off
	Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total
U.S. workers' compensation:
Tabular	$623	$229	$852	$623	$229	$852
Non-tabular	1,661	713	2,374	1,525	689	2,214
Asbestos	-	8	8	-	11	11
Total reserve discount	$2,284	$950	$3,234	$2,148	$929	$3,077

The following table presents the net reserve discount benefit (charge):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
		Run-off			Run-off			Run-off			Run-off
	Property	Insurance		Property	Insurance		Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total	Casualty	Lines	Total	Casualty	Lines	Total
Current accident year	$45	$-	$45	$68	$-	$68	$149	$-	$149	$203	$-	$203
Accretion and other
adjustments to prior
year discount	(48)	(14)	(62)	(52)	(16)	(68)	(157)	(57)	(214)	(155)	(68)	(223)
Effect of interest rate
changes	(38)	(23)	(61)	-	-	-	144	78	222	-	-	-
Effect of re-pooling	-	-	-	-	-	-	-	-	-	110	-	110
Net reserve discount
benefit (charge)	$(41)	$(37)	$(78)	$16	$(16)	$-	$136	$21	$157	$158	$(68)	$90
Comprised of:
U.S. Workers'
compensation	$(41)	$(36)	$(77)	$16	$(16)	$-	$136	$24	$160	$158	$(51)	$107
Asbestos	$-	$(1)	$(1)	$-	$-	$-	$-	$(3)	$(3)	$-	$(17)	$(17)

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

The net decrease in workers’ compensation discount in the three-month period ended September 30, 2015, of $77 million was due to a $61 million reduction for accident years 2014 and prior, primarily from accretion of discount on reserves for the three-month period ended September 30, 2015. In addition, decreases in the forward yield curve component of the discount rates resulted in a $61 million decrease in the loss reserve discount, as Treasury rates as of September 30, 2015 generally decreased along the payout pattern horizon as compared to the prior periods, partially offset by an increase in the credit spread. These decreases were partially offset by the effects of the discount attributable to newly established reserves for accident year 2015, which increased the discount by $45 million in the three-month period ended September 30, 2015.

The net increase in workers’ compensation discount in the nine-month period ended September 30, 2015, of $160 million was primarily due to the increase in forward yield curve rates used for discounting under the prescribed or permitted practices. The

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

increase in the forward yield curve component of the discount rates resulted in a $222 million increase in the loss reserve discount, as Treasury rates generally increased along the payout pattern horizon in the nine-month period ended September 30, 2015. In addition, the effects of the discount attributable to newly established reserves for accident year 2015 increased the discount by $149 million in the nine-month period ended September 30, 2015. These increases were partially offset by a $211 million reduction for accident years 2014 and prior, primarily from accretion of discount on reserves for the nine-month period ended September 30, 2015.

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

Quarterly Reserving Conclusion

AIG net loss reserves represent our best estimate of the liability for net losses and loss adjustment expenses as of September 30, 2015. While we regularly review the adequacy of established loss reserves, there can be no assurance that our ultimate loss reserves will not develop adversely in future years and materially exceed our loss reserves as of September 30, 2015. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net liability for unpaid losses and loss adjustment expenses
at beginning of period	$59,093	$63,090	$61,612	$64,316
Foreign exchange effect	(121)	(46)	(1,087)	(2)
Change due to retroactive asbestos reinsurance transaction	39	35	139	121
Losses and loss adjustment expenses incurred:
Current year, undiscounted	5,067	5,413	15,205	16,125
Prior years unfavorable development, undiscounted(a)	191	307	532	457
Change in discount	78	-	(157)	(90)
Losses and loss adjustment expenses incurred(b)	5,336	5,720	15,580	16,492
Losses and loss adjustment expenses paid(b)	6,057	6,435	17,954	18,563
Net liability for unpaid losses and loss adjustment expenses
at end of period	$58,290	$62,364	$58,290	$62,364

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

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by business unit and major class of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Prior accident year development by major class of business:
Commercial Property Casualty - U.S. & Canada:
Excess casualty	$-	$(44)	$318	$(34)
Financial lines including professional liability	10	(9)	13	(76)
Environmental (2004 - ongoing)	104	44	109	44
Primary casualty:
Loss-sensitive (offset by premium adjustments below)	(30)	93	(53)	157
Other	21	237	139	324
Healthcare	150	-	156	10
Specialty	(26)	11	20	109
Property excluding natural catastrophes	(14)	13	(123)	8
Natural catastrophes	4	(31)	(37)	(104)
All other, net	36	17	69	60
Total Commercial Property Casualty - U.S. & Canada	255	331	611	498
Commercial Property Casualty International:
Primary casualty	(2)	10	5	3
Financial lines	(3)	-	(30)	119
Specialty	(12)	(9)	(29)	(21)
Property excluding natural catastrophes	(69)	(6)	(104)	(63)
Natural catastrophes	(13)	(7)	(14)	(54)
All other, net	-	-	1	(2)
Total Commercial Property Casualty - International	(99)	(12)	(171)	(18)
Total Commercial Property Casualty	156	319	440	480
Commercial Mortgage Guaranty	(18)	(13)	(35)	(75)
Consumer Personal Insurance - U.S. & Canada:
Natural catastrophes	(1)	(1)	(6)	(2)
All other, net	(31)	(5)	(68)	(27)
Total Consumer Personal Insurance - U.S. & Canada	(32)	(6)	(74)	(29)
Consumer Personal Insurance - International:
Natural catastrophes	-	-	-	(6)
All other, net	(14)	(6)	15	(7)
Total Consumer Personal Insurance - International	(14)	(6)	15	(13)
Total Consumer Personal Insurance	(46)	(12)	(59)	(42)
Run-off Insurance Lines - U.S. & Canada:
Asbestos and environmental	2	5	51	68
Run-off environmental	52	-	89	23
Run-off healthcare*	50	-	50	-
Total all other, net	(5)	-	(4)	-
Total Run-off Insurance Lines - U.S. & Canada	99	5	186	91
Run-off Insurance Lines - International:
Asbestos and environmental (1986 and prior)	-	2	-	(2)
Total all other, net	-	6	-	5
Total Run-off Insurance Lines - International	-	8	-	3
Total Run-off Insurance Lines	99	13	186	94
Total prior year unfavorable development	$191	$307	$532	$457

Premium adjustments on primary casualty loss sensitive business	30	(93)	53	(157)
Total prior year development, net of premium adjustments	$221	$214	$585	$300

* Both the three- and nine-month periods ended September 30, 2015 include $30 million of non-operating adverse prior year development.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

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

In the three-month period ended September 30, 2015, the adverse prior year loss reserve development was $191 million. This was driven by adverse development from Healthcare, Environmental (2004 - ongoing), and Run-off environmental, partially offset by Property excluding natural catastrophes, both domestically and internationally.

The adverse prior year development in Healthcare and Environmental (2004 - ongoing) resulted from indications of the annual detailed valuation review (DVR) performed in the third quarter of 2015 for those lines. Healthcare was driven by deteriorating loss experience in accident years 2008 and subsequent characterized by additional large claims in various segments including hospitals, physicians and surgeons, nursing homes, and pharmaceutical and medical products liability. Environmental was driven by adverse emergence in recent accident years and higher severity assumptions in the most recent accident years.

In the nine-month period ended September 30, 2015, the adverse prior year loss reserve development was $532 million, which was driven by increased automobile claim severity in Excess and Primary Casualty, as well as adverse development from Healthcare, Environmental (2004 - ongoing), Run-off Environmental, and Asbestos and Environmental (1986 and prior). This was partially offset by Property excluding natural catastrophes, both domestically and internationally.

We have observed increases in both the frequency and severity of claims occurring in our primary and excess commercial automobile liability business since the recovery from the recent economic downturn, which have significantly outpaced the rate increases implemented during the same time. We believe a combination of factors are contributing to these increases such as a mix of business weighted towards Excess auto liability for commercial trucking; increased shipping activity potentially resulting in driver fatigue; a greater incidence of claims involving multiple severe injuries and fatalities; and the general increase in damage awards.

We continued to react to these trends as new information emerged, including strengthening reserves during the annual DVR of the commercial automobile liability business in 2012, 2013 and 2014 and through our selection of the current accident year loss ratios.  In addition, we made interim increases to reserves in periods between the annual DVR in 2014 and 2015.  The experience in accident years 2011 and subsequent has continued to deteriorate and the DVR conducted in the second quarter of 2015 resulted in an increase of commercial automobile liability reserves by $402 million for the nine-month period ended September 30, 2015, including $91 million for primary automobile and $311 million for excess automobile, primarily in accident years 2011 through 2014.

We recognized return (additional) premiums on loss sensitive business of $30 million and $(93) million for the three-month periods ended September 30, 2015 and 2014, respectively, and $53 million and $(157) million for the nine-month periods ended September 30,  2015 and 2014, respectively, which entirely offset development in that business.

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

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table summarizes development, (favorable) or unfavorable, of  incurred losses and loss adjustment expenses for prior years, net of reinsurance, by accident year:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Prior accident year development by accident year:
Accident Year
2014	$(65)	$-	$(87)	$-
2013	27	(62)	92	(189)
2012	(83)	6	69	(84)
2011	1	(30)	23	(76)
2010	40	(20)	42	31
2009	21	(62)	(9)	36
2008	57	(47)	70	5
2007	17	(55)	(30)	(64)
2006	29	45	21	52
2005	6	109	4	122
2004 and prior (see table below)	141	423	337	624
Total prior year unfavorable development	$191	$307	$532	$457

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss adjustment expenses for accident year 2004 and prior by major class of business and driver of development:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
2004 and prior accident year development by major class of
business and driver of development:
Excess Casualty - primarily mass torts	$-	$302	$-	$302
Excess Casualty - all other	-	23	1	42
Primary Casualty - loss sensitive business(a)	12	34	(3)	52
Primary Casualty - all other(b)	58	21	94	58
Run-off environmental (1987 to 2004)	39	(1)	86	22
Asbestos and Environmental (1986 and prior)	2	2	51	66
Commutations and Arbitrations(c)	(4)	9	(5)	58
All Other	34	33	113	24
Total prior year unfavorable development	$141	$423	$337	$624

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

As described more fully in the 2014 Annual Report, our reserves relating to asbestos and environmental claims reflect comprehensive ground‑up and top-down analyses performed periodically. In the nine-month period ended September 30, 2015, we increased our gross asbestos reserves by $20 million and our net asbestos reserves by $9 million due to minor changes in estimates, accretion of discount, and anticipated uncollectible reinsurance. For the same period, we increased our gross environmental reserves by $66 million and our net environmental reserves by $43 million to reflect the results of a top-down analysis of accident years 1986 and prior completed in the second quarter of 2015.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, the Non-Life Insurance Companies also have asbestos reserves relating to foreign risks written by non‑U.S. entities of $122 million gross and $96 million net as of September 30, 2015. The asbestos reserves relating to non‑U.S. risks written by non‑U.S. entities were $132 million gross and $105 million net as of December 31, 2014.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Nine Months Ended September 30,	2015		2014
(in millions)	Gross	Net	Gross	Net
Asbestos:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$4,117	$388	$4,720	$529
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	137	-	123
Re-estimation of amounts recoverable under retroactive
reinsurance contracts(a)	-	(2)	-	(3)
Change in net loss reserves due to retroactive reinsurance	-	135	-	120
Losses and loss adjustment expenses incurred:
Undiscounted	13	7	(6)	11
Change in discount	7	4	35	20
Losses and loss adjustment expenses incurred(b)	20	11	29	31
Losses and loss adjustment expenses paid(b)	(438)	(230)	(514)	(316)
Liability for unpaid losses and loss adjustment expenses
at end of period	$3,699	$304	$4,235	$364
Environmental:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$368	$185	$313	$163
Losses and loss adjustment expenses incurred	66	43	121	52
Losses and loss adjustment expenses paid	(30)	(24)	(40)	(25)
Other changes	-	6	-	-
Liability for unpaid losses and loss adjustment expenses
at end of period	$404	$210	$394	$190

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

Combined:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$4,485	$573	$5,033	$692
Change in net loss reserves due to retroactive reinsurance:
Paid losses recoverable under retroactive reinsurance contracts	-	137	-	123
Re-estimation of amount recoverable under retroactive
reinsurance contracts	-	(2)	-	(3)
Change in net loss reserves due to retroactive reinsurance	-	135	-	120
Losses and loss adjustment expenses incurred:
Undiscounted	79	50	115	63
Change in discount	7	4	35	20
Losses and loss adjustment expenses incurred	86	54	150	83
Losses and loss adjustment expenses paid	(468)	(254)	(554)	(341)
Other changes	-	6	-	-
Liability for unpaid losses and loss adjustment expenses
at end of period	$4,103	$514	$4,629	$554

(a) Re-estimation of amounts recoverable under retroactive reinsurance contracts includes effect of changes in reserve estimates and changes in discount.

(b) These amounts exclude benefit from retroactive reinsurance.

Life Insurance Companies DAC and Reserves

The following section provides discussion of deferred policy acquisition costs and insurance reserves for Life Insurance Companies.

Update of Actuarial Assumptions

The Life Insurance Companies review and update estimated gross profit assumptions used to amortize DAC and related items for investment-oriented products at least annually. Estimated gross profit assumptions include net investment income and spreads, net realized capital gains and losses, fees, surrender charges, expenses, and mortality gains and losses. If the assumptions used for estimated gross profits change significantly, DAC and related reserves (which may include VOBA, SIA, guaranteed benefit reserves and unearned revenue reserve) are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products.

In addition to estimated gross profit assumptions, the update of actuarial assumptions in the three-month periods ended September 30, 2015 and 2014 included adjustments to reserves for universal life with secondary guarantees, group benefit claim reserves and loss recognition for certain long-term care products. The update of assumptions also included adjustments to the valuation of variable annuity GMWB features that are accounted for as embedded derivatives. Changes in the fair value of such embedded derivatives are recorded in net realized capital gains (losses) and, together with related DAC adjustments, are excluded from pre-tax operating income.

The net increases (decreases) to pre-tax operating income and pre-tax income as a result of the update of actuarial assumptions for the nine-month periods ended September 30, 2015 and 2014 are shown in the following tables.

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

The following table presents the increase (decrease) in pre-tax operating income resulting from the update of actuarial assumptions for the domestic Life Insurance Companies, by product line:

Three Months and Nine Months Ended September 30,
(in millions)	2015	2014
Consumer Insurance:
Retirement
Fixed Annuities	$92	$196
Retirement Income Solutions	-	14
Group Retirement	48	46
Total Retirement	140	256
Life	(157)	(135)
Total Consumer Insurance	(17)	121
Commercial Insurance:
Institutional Markets	-	1
Total increase (decrease) in pre-tax operating income from update of assumptions	(17)	122

The following table presents the increase (decrease) in pre-tax income resulting from the update of actuarial assumptions of the domestic Life Insurance Companies, by line item as reported in Results of Operations:

Three Months and Nine Months Ended September 30,
(in millions)	2015	2014
Policy fees	$21	$27
Interest credited to policyholder account balances	74	93
Amortization of deferred policy acquisition costs	79	166
Policyholder benefits and losses incurred	(191)	(165)
Increase (decrease) in pre-tax operating income	(17)	121
Change in DAC related to net realized capital gains (losses)	21	5
Net realized capital gains (losses)	(39)	(32)
Increase (decrease) in pre-tax income	$(35)	$94

In the three- and nine-month periods ended September 30, 2015, pre-tax operating income of the Life Insurance Companies in the aggregate was reduced by $17 million as a result of the update of actuarial assumptions. This aggregate net adjustment of $17 million included a net negative adjustment of $157 million in the Life operating segment, which was offset in large part by net positive adjustments in the Retirement operating segment of $92 million in Fixed Annuities and $48 million in Group Retirement.

In the three- and nine-month periods ended September 30, 2014, pre-tax operating income of the Life Insurance Companies in the aggregate was increased by $122 million as a result of the update of assumptions, primarily due to net positive adjustments in the Retirement operating segment from the update of estimated gross profit assumptions in Fixed Annuities and Group Retirement, partially offset by loss recognition for certain long-term care business and additions to reserves for universal life with secondary guarantees in the Life operating segment.

Adjustments related to the update of assumptions for the valuation of variable annuity GMWB features accounted for as embedded derivatives and measured at fair value, which are primarily in the Retirement Income Solutions and Group Retirement product lines, are recorded in net realized capital gains (losses) and excluded from pre-tax operating income. The update of GMWB valuation assumptions in the three- and nine-month periods ended September 30, 2015, including improved mortality, lapse and withdrawal assumptions, resulted in an increase in the GMWB liability. After offsets for related adjustments to DAC, this update of GMWB valuation assumptions reduced pre-tax income by $18 million in the three- and nine-month periods ended September 30, 2015.

In the three- and nine-month periods ended September 30, 2014, improved mortality assumptions for variable annuity GMWB embedded derivative liabilities resulted in a net decrease to pre-tax income of $27 million, net of DAC.

A discussion of the adjustments to reflect the update of assumptions for the Retirement and Life operating segments follows.

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Update of Actuarial Assumptions by Operating Segment

Retirement

The update of actuarial assumptions resulted in net positive adjustments to pre-tax operating earnings of the Retirement operating segment of $140 million in the three- and nine-month periods ended September 30, 2015 and $256 million in the three- and nine-month periods ended September 30, 2014.

In Fixed Annuities, the update of estimated gross profit assumptions resulted in a net positive adjustment of $92 million in the three- and nine-month periods ended September 30, 2015, which reflected refinements to investment spread assumptions, lower terminations than previously assumed and decreases to expense assumptions. The three- and nine-month periods ended September 30, 2014 included a net positive adjustment of $196 million in Fixed Annuities, primarily due to better spreads than previously assumed.

In Retirement Income Solutions, there were offsetting updates to assumed investment fees, modeled expenses, and terminations, resulting in no net adjustment to pre-tax operating earnings in the three- and nine-month periods ended September 30, 2015, compared to a $14 million net positive adjustment in the three- and nine-month periods ended September 30, 2014, primarily due to the update of mortality assumptions.

In Group Retirement, a net positive adjustment from the update of estimated gross profit assumptions of $48 million in the three- and nine-month periods ended September 30, 2015 was primarily due to revisions to mortality and surrender assumptions, partially offset by decreased spread assumptions. In the three- and nine-month periods ended September 30, 2014, a net positive adjustment in Group Retirement was primarily due to more favorable assumptions for investment spreads and surrenders than previously assumed.

Adjustments related to the update of assumptions for the valuation of variable annuity GMWB features accounted for as embedded derivatives and measured at fair value, which primarily relate to the Retirement Income Solutions and Group Retirement product lines, are recorded in net realized capital gains (losses) and excluded from pre-tax operating income. See Update of Actuarial Assumptions above for discussion of these adjustments.

Life

The net negative adjustment of $157 million related to the update of the actuarial assumptions, which reduced pre-tax operating income of the Life operating segment in the three- and nine-month periods ended September 30, 2015 was primarily due to lower assumed surrender rates for certain later-duration universal life with secondary guarantees, which represent approximately eight percent of total U.S. life reserves. The net negative adjustment also reflected lower investment spread assumptions, partially offset by more favorable than expected mortality, as well as loss recognition expense of $39 million for certain discontinued long-term care products primarily due to lower future premium assumptions. These negative adjustments were partially offset by a decrease in certain Group Benefit claim reserves based on updated experience data.

A net negative adjustment of $135 million in the Life operating segment in the three- and nine-month periods ended September 30, 2014 also included additions to reserves for universal life with secondary guarantees, primarily due to lower investment spread and mortality assumptions which, while higher than previously assumed, were still within pricing assumptions, as well as loss recognition expense.

The Life operating segment recorded loss recognition expense of $39 million and $87 million in the three-month periods ended September 30, 2015 and 2014, respectively, which reduced pre-tax operating income in the respective periods, to increase reserves for certain long-term care business. Loss recognition expense is included in Other reserve changes in the rollforward table presented in Insurance Reserves. The loss recognition for both periods was primarily a result of lower future premium increase assumptions and, in the 2014 period but to a lesser extent, lower yield assumptions. Assumptions related to investment yields, mortality experience and expenses are reviewed periodically and updated as appropriate, which could result in additional loss recognition reserves. While the domestic Life Insurance Companies do not currently offer standalone long-

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

term care products, these needs are addressed with various benefits and riders in the existing portfolio, such as chronic illness riders.

DAC

The following table summarizes the major components of the changes in Life Insurance Companies DAC, including VOBA:
Nine Months Ended September 30,
(in millions)	2015	2014
Balance, beginning of year	$7,258	$6,920
Acquisition costs deferred	935	819
Amortization expense:
Update of assumptions included in pre-tax operating income	79	167
Related to realized capital gains and losses	(65)	(48)
All other operating amortization	(746)	(624)
Increase (decrease) in DAC due to foreign exchange	(32)	(6)
Change related to unrealized depreciation (appreciation) of investments	464	(361)
Balance, end of period*	$7,893	$6,867

* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $8.9 billion and $8.3 billion at September 30, 2015 and 2014, respectively.

The net adjustments to DAC amortization from the update of actuarial assumptions for estimated gross profits, including those reported within change in DAC related to net realized capital gains (losses), represented one percent and two percent of the DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments as of September 30, 2015 and 2014, respectively.

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow DAC). The change in shadow DAC generally moves in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio. In addition, significant unrealized appreciation of investments in a prolonged low interest rate environment may cause additional future policy benefit liabilities to be recorded (shadow loss reserves). Market interest rates increased as a result of widening spreads in the nine-month period ended September 30, 2015. As a result, the Life Insurance Companies’ unrealized appreciation of investments in the nine-month period ended September 30, 2015 decreased by $4.4 billion compared to December 31, 2014, which resulted in an increase in shadow DAC and a decrease in shadow loss reserves. Shadow loss reserves were $304 million at September 30, 2015 compared to $1.2 billion at December 31, 2014.

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Life Insurance Companies Reserves

The following table presents a rollforward of Life Insurance Companies’ insurance reserves, including separate accounts and mutual fund assets under management, by operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Institutional Markets:
Balance at beginning of period, gross	$35,523	$32,386	$35,080	$32,100
Premiums and deposits	159	2,840	985	3,182
Surrenders and withdrawals	(133)	(343)	(389)	(428)
Death and other contract benefits	(396)	(365)	(1,193)	(1,117)
Subtotal	(370)	2,132	(597)	1,637
Change in fair value of underlying assets and reserve accretion, net of
policy fees	206	184	763	833
Cost of funds	102	105	306	308
Other reserve changes	(61)	(42)	(152)	(113)
Balance at end of period	35,400	34,765	35,400	34,765
Reserves related to unrealized appreciation of investments	288	752	288	752
Reinsurance ceded	(5)	(6)	(5)	(6)
Total insurance reserves	$35,683	$35,511	$35,683	$35,511
Retirement:
Balance at beginning of period, gross	$207,868	$203,264	$204,627	$195,493
Premiums and deposits	6,639	5,876	18,244	18,074
Surrenders and withdrawals	(4,767)	(5,208)	(13,433)	(13,941)
Death and other contract benefits	(997)	(953)	(2,965)	(2,775)
Subtotal	875	(285)	1,846	1,358
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(5,754)	(1,137)	(4,862)	3,562
Cost of funds	688	698	2,037	2,087
Other reserve changes	15	21	44	61
Balance at end of period	203,692	202,561	203,692	202,561
Reserves related to unrealized appreciation of investments	15	85	15	85
Reinsurance ceded	(363)	(356)	(363)	(356)
Total insurance reserves and mutual fund assets under management	$203,344	$202,290	$203,344	$202,290
Life:
Balance at beginning of period, gross	$33,640	$33,086	$33,536	$32,810
Premiums and deposits	1,223	1,163	3,695	3,557
Surrenders and withdrawals	(189)	(211)	(575)	(638)
Death and other contract benefits	(257)	(224)	(764)	(608)
Subtotal	777	728	2,356	2,311
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(266)	(195)	(594)	(530)
Cost of funds	124	126	370	378
Other reserve changes	(436)	(327)	(1,829)	(1,551)
Balance at end of period	33,839	33,418	33,839	33,418
Reserves related to unrealized appreciation of investments	1	-	1	-
Reinsurance ceded	(1,430)	(1,315)	(1,430)	(1,315)
Total insurance reserves	$32,410	$32,103	$32,410	$32,103

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Total Life Insurance Companies:
Balance at beginning of period, gross	$277,031	$268,736	$273,243	$260,403
Premiums and deposits	8,021	9,879	22,924	24,813
Surrenders and withdrawals	(5,089)	(5,762)	(14,397)	(15,007)
Death and other contract benefits	(1,650)	(1,542)	(4,922)	(4,500)
Subtotal	1,282	2,575	3,605	5,306
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(5,814)	(1,148)	(4,693)	3,865
Cost of funds	914	929	2,713	2,773
Other reserve changes	(482)	(348)	(1,937)	(1,603)
Balance at end of period	272,931	270,744	272,931	270,744
Reserves related to unrealized appreciation of investments	304	837	304	837
Reinsurance ceded	(1,798)	(1,677)	(1,798)	(1,677)
Total insurance reserves and mutual fund assets under management	$271,437	$269,904	$271,437	$269,904

Life Insurance Companies’ insurance reserves including separate accounts and mutual fund assets under management were comprised of the following balances:

	September 30,	December 31,
(in millions)	2015	2014
Future policy benefits*	$40,840	$40,931
Policyholder contract deposits	126,793	124,716
Separate account liabilities	77,125	80,025
Total insurance reserves	244,758	245,672
Mutual fund assets under management	26,679	27,052
Total insurance reserves and mutual fund assets under management	$271,437	$272,724

* Excludes certain intercompany assumed reinsurance.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

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

Liquidity and Capital Resources Activity for the Nine-Month Period Ended September 30, 2015

Sources

•      AIG Parent Funding from Subsidiaries

During the nine-month period ended September 30, 2015, AIG Parent received $7.3 billion in dividends and loan repayments from subsidiaries.  Of this amount, $2.7 billion was dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $4.6 billion was dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies. The $7.3 billion in dividends and loan repayments included $2.8 billion of dividends that were declared during the fourth quarter of 2014.

AIG Parent also received $1.5 billion in tax sharing payments from our insurance businesses in the nine-month period ended September 30, 2015, including $503 million of such payments during the third quarter of 2015.  The tax sharing payments may be subject to adjustment in future periods.

•      Debt Issuances

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

In September 2015, we issued $420 million aggregate principal amount of 4.90% Callable Notes due 2045.

•      PICC P&C and Springleaf

In April 2015, AIG Parent received gross proceeds of approximately $500 million from our sale of 256 million ordinary H shares of PICC P&C by means of a placement to certain institutional investors. In May 2015, AIG Parent received net proceeds of approximately $410 million from the sale of approximately 8.4 million shares of common stock of Springleaf.

•      AerCap

In June 2015, AIG Parent received net proceeds of approximately $3.7 billion from the sale of approximately 86.9 million ordinary shares of AerCap by means of an underwritten public offering of approximately 71.2 million ordinary shares and a private sale of approximately 15.7 million ordinary shares to AerCap.

In August 2015, AIG Parent received net proceeds of approximately $500 million from the sale of our remaining approximately 10.7 million ordinary shares of AerCap by means of an underwritten public offering.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Uses

•    Debt Reduction

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

In July 2015, we repurchased, through cash tender offers, (i) approximately $142 million aggregate principal amount of certain senior notes issued by AIG for an aggregate purchase price of approximately $153 million, and (ii) approximately $3.3 billion aggregate principal amount of certain senior notes and junior subordinated notes issued or guaranteed by AIG for an aggregate purchase price of approximately $3.6 billion.

We also made other repurchases and repayments of approximately $3.1 billion during the nine-month period ended September 30, 2015. AIG Parent made interest payments on our debt instruments totaling $846 million during the nine-month period ended September 30, 2015.

•    Dividend

We paid a cash dividend of $0.125 per share on AIG Common Stock during each of the first and second quarters of 2015, and a cash dividend of $0.28 per share during the third quarter of 2015.

•    Repurchase of Common Stock*

We repurchased approximately 129 million shares of AIG Common Stock during the nine-month period ended September 30, 2015, for an aggregate purchase price of approximately $7.5 billion. The total number of shares of AIG Common Stock repurchased in the nine-month period ended September 30, 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014.

•    PICC P&C

During the nine-month period ended September 30, 2015, AIG Parent purchased 440 million ordinary H shares of PICC P&C from our Non-Life Insurance Companies for approximately $864 million.

* Pursuant to an Exchange Act Rule 10b5-1 plan, from October 1 to October 31, 2015, we have repurchased approximately $602 million of additional shares of AIG Common Stock. As of October 31, 2015, approximately $2.9 billion remained under our share repurchase authorization.

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 30,
(in millions)	2015	2014
Sources:
Net cash provided by operating activities	$2,234	$4,357
Net cash provided by changes in restricted cash	1,476	-
Net cash provided by other investing activities	5,204	5,527
Changes in policyholder contract balances	1,415	1,275
Issuance of long-term debt	6,449	5,827
Total sources	16,778	16,986

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Uses:
Change in restricted cash	-	(660)
Repayments of long-term debt	(8,343)	(11,561)
Purchases of AIG Common Stock	(7,473)	(3,403)
Net cash used in other financing activities	(1,112)	(1,739)
Total uses	(16,928)	(17,363)
Effect of exchange rate changes on cash	(39)	(19)
Decrease in cash	$(189)	$(396)

The following table presents a summary of AIG’s Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 30,
(in millions)	2015	2014
Summary:
Net cash provided by operating activities	$2,234	$4,357
Net cash provided by investing activities	6,680	4,867
Net cash used in financing activities	(9,064)	(9,601)
Effect of exchange rate changes on cash	(39)	(19)
Decrease in cash	(189)	(396)
Cash at beginning of year	1,758	2,241
Change in cash of businesses held-for-sale	-	88
Cash at end of period	$1,569	$1,933

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $1.1 billion for the nine-month period ended September 30, 2015 compared to $2.6 billion in the same period in the prior year. Excluding interest payments, AIG generated positive operating cash flow of $3.3 billion for the nine-month period ended September 30, 2015 and $7.0 billion for the nine-month period ended September 30, 2014.

Cash used in operating activities of our Non-Life Insurance Companies in the nine-month period ended September 30, 2015 was $172 million compared to $1.2 billion of cash provided in the same period of the prior year, primarily attributable to increases in loss payments in the nine-month period ended September 30, 2015.

Cash provided by operating activities of our Life Insurance Companies was $2.1 billion in the nine-month period ended September 30, 2015, compared to cash provided of $2.6 billion in the same period in the prior year, primarily due to a decrease in net income in the nine-month period ended September 30, 2015.

Investing Cash Flow Activities

Net cash provided by investing activities in the nine-month period ended September 30, 2015 included:

•    approximately $0.7 billion of cash collateral received in connection with the securities lending program launched during 2012 by our Life Insurance Companies; and

•    approximately $4.2 billion of net cash proceeds from the sale of ordinary shares of AerCap.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by investing activities in the nine-month period ended September 30, 2014 included:

•    approximately $1.0 billion of cash collateral received in connection with the securities lending program launched during 2012 by our Life Insurance Companies; and

•    approximately $2.4 billion of net cash proceeds from the sale of ILFC.

Financing Cash Flow Activities

Net cash used in financing activities in the nine-month period ended September 30, 2015 included:

•    approximately $687 million in the aggregate to pay a dividend of $0.125 per share on AIG Common Stock in each of the first and second quarters of 2015 and $0.28 per share on AIG Common Stock in the third quarter of 2015;

•    approximately $7.5 billion to repurchase approximately 129 million shares of AIG Common Stock; and

•    approximately $8.3 billion to repay long-term debt.

Net cash used in financing activities in the nine-month period ended September 30, 2014 included:

•    approximately $539 million in the aggregate to pay a dividend of $0.125 per share on AIG Common Stock in each of the first, second and third quarters of 2014;

•    approximately $3.4 billion to repurchase approximately 60 million shares of AIG Common Stock;

•    approximately $271 million to repay long-term debt of business held-for-sale; and

•    approximately $11.3 billion to repay long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of September 30, 2015, AIG Parent had approximately $15.7 billion in liquidity sources. AIG Parent’s liquidity sources are held in the form of cash, short-term investments and publicly traded, intermediate-term investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, intermediate-term investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity. AIG Parent liquidity sources are monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries, as well as credit and contingent liquidity facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

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

In the normal course, it is expected that a portion of the capital released by our insurance operations or through the utilization of AIG’s deferred tax assets may be available for distribution to shareholders. Additionally, it is expected that capital associated with businesses or investments that do not directly support our insurance operations may be available for distribution to shareholders or deployment towards liability management upon its monetization.

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

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	September 30, 2015	December 31, 2014
Cash and short-term investments(a)	$4,816	$5,085
Unencumbered fixed maturity securities(b)	6,387	4,727
Total AIG Parent liquidity	11,203	9,812
Available capacity under syndicated credit facility(c)	4,000	4,000
Available capacity under contingent liquidity facility(d)	500	500
Total AIG Parent liquidity sources	$15,703	$14,312

(a) Cash and short-term investments include reverse repurchase agreements totaling $2.7 billion and $1.6 billion as of September 30, 2015 and December 31, 2014, respectively.

(b) Unencumbered securities consist of publicly traded, intermediate-term investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

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

Certain Non-Life Insurance Companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs may be used to supplement liquidity. As of September 30, 2015 and December 31, 2014, none of our Non-Life Insurance Companies had FHLB borrowings outstanding.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

In April 2015, AIG Parent and Ascot Corporate Name Limited (ACNL), a Non-Life Insurance Company, entered into a new $725 million letter of credit facility, which replaced the prior $625 million letter of credit facility. ACNL, as a member of the Lloyd’s of London insurance syndicate (Lloyd’s), is required to hold capital at Lloyd’s, known as Funds at Lloyds (FAL). Under the new facility, the entire FAL capital requirement of $625 million as of September 30, 2015, which supports the 2015, 2016 and 2017 years of account, was satisfied with a letter of credit in that amount issued under the facility.

AIG generally manages capital between AIG Parent and our Non-Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with a Mortgage Guaranty insurance company. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of this Mortgage Guaranty insurance company at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of this Mortgage Guaranty insurance company is in excess of that same specified minimum required capital, subject to its board approval and compliance with applicable insurance laws, this Mortgage Guaranty insurance company would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital. As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. As of September 30, 2015, the minimum required capital for the CMA with the Mortgage Guaranty insurance company is based on a risk-to-capital ratio of 19 to 1.

In the nine-month period ended September 30, 2015, our Non-Life Insurance Companies paid approximately $2.7 billion in dividends in the form of cash and fixed maturity securities to AIG Parent, of which $600 million represented the remainder of dividends that were declared by our Non-Life Insurance Companies in the fourth quarter of 2014. The fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

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

Certain of our domestic Life Insurance Companies are members of the FHLBs in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our domestic Life Insurance Companies had outstanding borrowings from the FHLBs in an aggregate amount of $27 million and $44 million as of September 30, 2015 and December 31, 2014, respectively.

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

Certain of our domestic Life Insurance Companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these domestic Life Insurance Companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life Insurance Company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. At September 30, 2015, our domestic Life Insurance Companies had $981 million of securities subject to these agreements and $1.0 billion of liabilities to borrowers for collateral

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

received. Our domestic Life Insurance Companies had no securities subject to lending agreements and no collateral liability at December 31, 2014.

AIG generally manages capital between AIG Parent and our Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with AGC Life Insurance Company. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of AGC Life Insurance Company at or above a specified minimum percentage of its projected NAIC Company Action Level Risk-Based Capital (RBC). As of September 30, 2015, the specified minimum percentage under this CMA was 250 percent.

In the nine-month period ended September 30, 2015, our domestic Life Insurance Companies paid approximately $4.6 billion in dividends and loan repayments in the form of cash and fixed maturity securities to AIG Parent, of which $2.2 billion represented the remainder of dividends that were declared by our domestic operating Life Insurance Companies in the fourth quarter of 2014. The fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

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

As of September 30, 2015, a total of $4.0 billion remains available under the Five-Year Facility. Our ability to borrow under the Five-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Five-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Five-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Five-Year Facility would restrict our access to the Five-Year Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Five-Year Facility from time to time, and may use the proceeds for general corporate purposes.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

September 30, 2015		Payments due by Period
	Total	Remainder	2016 -	2018 -
(in millions)	Payments	of 2015	2017	2019	2020	Thereafter
Insurance operations
Loss reserves	$74,670	$5,666	$28,897	$14,509	$4,538	$21,060
Insurance and investment contract liabilities	225,824	3,737	28,529	25,597	11,873	156,088
Borrowings	813	-	-	-	107	706
Interest payments on borrowings	1,144	3	109	109	54	869
Other long-term obligations	16	1	10	3	2	-
Total	$302,467	$9,407	$57,545	$40,218	$16,574	$178,723
Other
Borrowings	$24,782	$1,062	$2,824	$3,065	$1,387	$16,444
Interest payments on borrowings	17,488	220	2,160	1,869	866	12,373
Other long-term obligations	120	8	7	2	-	103
Total	$42,390	$1,290	$4,991	$4,936	$2,253	$28,920
Consolidated
Loss reserves	$74,670	$5,666	$28,897	$14,509	$4,538	$21,060
Insurance and investment contract liabilities	225,824	3,737	28,529	25,597	11,873	156,088
Borrowings	25,595	1,062	2,824	3,065	1,494	17,150
Interest payments on borrowings	18,632	223	2,269	1,978	920	13,242
Other long-term obligations(a)	136	9	17	5	2	103
Total(b)	$344,857	$10,697	$62,536	$45,154	$18,827	$207,643

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

September 30, 2015		Amount of Commitment Expiring
	Total Amounts	Remainder	2016 -	2018 -
(in millions)	Committed	of 2015	2017	2019	2020	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$855	$60	$161	$632	$-	$2
Guarantees of indebtedness	163	136	27	-	-	-
All other guarantees(a)	3	-	1	-	-	2
Commitments:
Investment commitments(b)	2,436	1,524	643	244	25	-
Commitments to extend credit	3,440	2,288	237	655	165	95
Letters of credit	13	-	13	-	-	-
Total(c)	$6,910	$4,008	$1,082	$1,531	$190	$99
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	214	213	1	-	-	-
All other guarantees	25	-	25	-	-	-
Commitments:
Investment commitments(b)	181	36	70	-	-	75
Commitments to extend credit(e)	500	-	-	500	-	-
Letters of credit	25	5	20	-	-	-
Other commercial commitments(f)	65	11	46	7	1	-
Total(c)	$1,084	$265	$162	$507	$1	$149

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	1,069	273	162	632	-	2
Guarantees of indebtedness	163	136	27	-	-	-
All other guarantees(a)	28	-	26	-	-	2
Commitments:
Investment commitments(b)	2,617	1,560	713	244	25	75
Commitments to extend credit(e)	3,940	2,288	237	1,155	165	95
Letters of credit	38	5	33	-	-	-
Other commercial commitments(f)	65	11	46	7	1	-
Total(c)	$7,994	$4,273	$1,244	$2,038	$191	$248

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

(e) Includes a five-year senior unsecured revolving credit facility between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility) scheduled to mature in May 2019. The AerCap Credit Facility permits loans for general corporate purposes.  In June 2015, upon the receipt by AIG Parent of the $500 million principal amount of 6.50% fixed-to-floating rate junior subordinated notes issued by AerCap Global Aviation Trust, the aggregate commitment under the AerCap Credit Facility was reduced to $500 million from $1.0 billion. At September 30, 2015, no amounts were outstanding under the AerCap Credit Facility.

(f)  Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2015 is expected to be approximately $14 million for U.S. and non-U.S. plans.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Nine Months Ended September 30, 2015	December 31,		and	Foreign	Other		September 30,
(in millions)	2014	Issuances	Repayments	Exchange	Changes		2015
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$15,570	$5,540	$(2,981)	$(112)	$8		$18,025
Subordinated debt	250	-	(250)	-	-		-
Junior subordinated debt	2,466	-	(1,073)	(49)	1		1,345
Loans and mortgages payable	-	109	-	(2)	-		107
AIGLH notes and bonds payable	284	-	-	-	-		284
AIGLH junior subordinated debt	536	-	(114)	-	-		422
Total AIG general borrowings	19,106	5,649	(4,418)	(163)	9		20,183
AIG borrowings supported by assets:(a)
MIP notes payable	2,870	-	(1,422)	-	(57)		1,391
Series AIGFP matched notes and bonds payable	34	-	(2)	-	4		36
GIAs, at fair value	4,648	304	(1,501)	-	91	(b)	3,542
Notes and bonds payable, at fair value	818	10	(388)	-	3	(b)	443
Total AIG borrowings supported by assets	8,370	314	(3,313)	-	41		5,412
Total debt issued or guaranteed by AIG	27,476	5,963	(7,731)	(163)	50		25,595
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	58	301	(379)	(1)	49		28
Debt of consolidated investments(c)	3,683	226	(364)	(90)	1,641	(d)	5,096
Total debt not guaranteed by AIG	3,741	527	(743)	(91)	1,690		5,124
Total debt	$31,217	$6,490	$(8,474)	$(254)	$1,740		$30,719

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent.  Collateral posted to third parties was $2.5 billion and $3.5 billion at September 30, 2015 and December 31, 2014, respectively.  This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  At September 30, 2015, includes debt of consolidated investment vehicles related to real estate investments of $2.4 billion, affordable housing partnership investments and securitizations of $2.2 billion and other securitization vehicles and investments of $471 million.

(d)  Includes the effect of consolidating previously unconsolidated partnerships.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Total DEBT OUTSTANDING

(in millions)

$30,719
$31,217
$20,183
$19,106
$5,412
$8,370
$5,124
$3,741
Total AIG general borrowings
Total AIG borrowings supported by assets
Total debt not guaranteed by AIG
September 30, 2015
December 31, 2014

Debt Maturities

The following table summarizes maturing debt at September 30, 2015 of AIG (excluding $5.1 billion of borrowings of consolidated investments) for the next four quarters:

	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter
(in millions)	2015	2016	2016	2016	Total
AIG general borrowings	$847	$-	$703	$-	$1,550
AIG borrowings supported by assets	215	82	75	70	442
Other subsidiaries notes, bonds, loans and
mortgages payable	25	-	-	-	25
Total	$1,087	$82	$778	$70	$2,017

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents maturities of long-term debt (including unamortized original issue discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $5.1 billion in borrowings of consolidated investments:

September 30, 2015		Remainder	Year Ending
(in millions)	Total	of 2015	2016	2017	2018	2019	2020	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$18,025	$847	$1,011	$197	$1,106	$998	$1,345	$12,521
Subordinated debt	-	-	-	-	-	-	-	-
Junior subordinated debt	1,345	-	-	-	-	-	-	1,345
Loans and mortgages payable	107	-	-	-	-	-	107	-
AIGLH notes and bonds payable	284	-	-	-	-	-	-	284
AIGLH junior subordinated debt	422	-	-	-	-	-	-	422
Total AIG general borrowings	20,183	847	1,011	197	1,106	998	1,452	14,572
AIG borrowings supported by assets:
MIP notes payable	1,391	-	248	795	348	-	-	-
Series AIGFP matched notes and
bonds payable	36	-	-	10	-	-	-	26
GIAs, at fair value	3,542	150	144	178	468	91	42	2,469
Notes and bonds payable, at fair value	443	65	182	59	54	-	-	83
Total AIG borrowings supported by assets	5,412	215	574	1,042	870	91	42	2,578
Total debt issued or guaranteed by AIG	25,595	1,062	1,585	1,239	1,976	1,089	1,494	17,150
Other subsidiaries notes, bonds, loans
and mortgages payable	28	25	-	3	-	-	-	-
Total	$25,623	$1,087	$1,585	$1,242	$1,976	$1,089	$1,494	$17,150

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of October 31, 2015. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

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

Dividends and Repurchases of AIG Common Stock

On February 12, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on March 26, 2015 to shareholders of record on March 12, 2015. On April 30, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.125 per share, payable on June 25, 2015 to shareholders of record on June 11, 2015. On August 3, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.28 per share, payable on September 28, 2015 to shareholders of record on September 14, 2015. On November 2, 2015, our Board of Directors declared a cash dividend on AIG Common Stock of $0.28 per share, payable on December 21, 2015 to shareholders of record on December 7, 2015. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 17 to the Consolidated Financial Statements in the 2014 Annual Report.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions.  On August 3, 2015, our Board of Directors authorized an additional increase of $5.0 billion to the share repurchase authorization. As of October 31, 2015, approximately $2.9 billion remained under the share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

During the nine-month period ended September 30, 2015, we repurchased approximately 129 million shares of AIG Common Stock for an aggregate purchase price of approximately $7.5 billion pursuant to this authorization. The total number of shares of AIG Common Stock repurchased in the nine-month period ended September 30, 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014. Pursuant to an Exchange Act Rule 10b5-1 plan, from October 1 to October 31, 2015, we have repurchased approximately $602 million of additional shares of AIG Common Stock.

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

Item 2 / ENTERPRISE RISK MANAGEMENT

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

Item 2 / ENTERPRISE RISK MANAGEMENT

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

Item 2 / ENTERPRISE RISK MANAGEMENT

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	September 30,		December 31,		September 30,	December 31,
(dollars in millions)	2015		2014		2015	2014
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	264,795		273,885		(14,567)	(15,107)
Mortgage and other loans receivable	18,313		16,594		(1,024)	(921)
Preferred stock	21		19		(3)	(1)
Total interest rate sensitive assets	$283,129	(a)	$290,498	(a)	$(15,594)	$(16,029)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Hedge funds	11,180		10,798		(2,236)	(2,160)
Private equity	8,016		8,858		(1,603)	(1,772)
Real estate investments	6,570		3,612		(1,314)	(722)
PICC(b)	2,897		3,375		(579)	(675)
Common equity	1,938		2,044		(388)	(409)
Aircraft asset investments	583		651		(117)	(130)
AerCap(c)	-		4,972		-	(994)
Other investments	492		1,331		(98)	(266)
Total equity and alternative investments
exposure	$31,676		$35,641		$(6,335)	$(7,128)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position(d)	$13,008		$12,005		$(1,301)	$(1,201)

(a)  At September 30, 2015, the analysis covered $283.1 billion of $302.3 billion interest-rate sensitive assets. Excluded were $9.9 billion of loans and $3.8 billion of investments in life settlements. In addition, $5.5 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2014, the analysis covered $290.4 billion of $308.9 billion interest-rate sensitive assets. Excluded were $8.4 billion of loans and $3.8 billion of investments in life settlements. In addition, $6.3 billion of assets across various asset categories were excluded due to modeling limitations.

(b)  Includes our investments in PICC Group and PICC P&C.

(c)  In September 2015, we sold the remainder of our ordinary shares of AerCap. Our 2014 sensitivity calculation for AerCap was based on our carrying value rather than the stock price as of the applicable date, as we applied the equity method of accounting prior to the sale.

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

At September 30, 2015, our five largest foreign currency net asset positions were denominated in British pounds, Canadian dollars, euro, Hong Kong dollars and Japanese yen. Our foreign currency-denominated net asset position at September 30, 2015, increased by $1.0 billion, or 8.4 percent, compared to December 31, 2014. The increase was mostly due to a $1.5 billion increase in our euro position, primarily resulting from debt repurchases and hedging; a $671 million increase in our Japanese

Item 2 / ENTERPRISE RISK MANAGEMENT

yen position, primarily resulting from debt hedging and unrealized appreciation of investments; a $593 million increase in our Hong Kong dollar position primarily resulting from the Non-Life Insurance Companies’ investment in PICC P&C; and a $186 million increase in our Swiss franc position, primarily resulting from debt repurchases and hedging. These increases were partially offset by a $1.5 billion decrease in our British pound position, primarily resulting from the unwinding of a cross-currency swap; and a $448 million decrease in our Canadian dollar position, primarily resulting from dividend hedging.

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

•       Event Funding Risk: Additional funding is required as the result of a trigger event. Event funding risk comes in many forms and may result from a downgrade in credit ratings, a market event, or some other event that creates a funding obligation or limits existing funding options.

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

AIG is regulated and supervised by the Board of Governors of the Federal Reserve System (FRB) due to its designation by the Financial Stability Oversight Council as a nonbank SIFI. As a nonbank SIFI, AIG is required each year to submit to the FRB and the Federal Deposit Insurance Corporation (FDIC) a plan for its rapid and orderly resolution in the event of material financial distress or failure, which must meet several specific requirements, including identifying material entities and core business lines, setting forth a detailed resolution strategy, and providing detailed information regarding its organizational structure, interconnections and interdependencies, global cooperation, adequate funding and liquidity, and management information systems, among other elements. On March 26, 2015, the FRB and the FDIC permanently adjusted the annual resolution plan filing deadline for designated nonbank SIFIs, including AIG, from July 1 to December 31 of each year beginning in 2016.  The agencies previously granted a temporary extension of the 2015 resolution plan deadline for designated nonbank SIFIs, including AIG, from July 1 to December 31, 2015. The FRB has yet to complete the regulatory and capital framework that will be applicable to AIG as a nonbank SIFI.

In October 2015, the International Association of Insurance Supervisors (IAIS) announced that it had concluded initial development of the Higher Loss Absorbency (HLA) requirements for global systemically important insurers. The HLA standards, which when fully developed are scheduled to come into effect in January 2019, have been endorsed by the Financial Stability Board and are expected to be formally adopted by the IAIS and endorsed by G-20 leaders in November 2015. Other related IAIS initiatives, including final development of the HLA standards, are pending. Standards issued by the IAIS are not binding on U.S. insurers or insurance groups unless and until U.S. federal or state regulators adopt appropriate regulations. At this time it is not known how the HLA requirements might be implemented in the U.S. or how they might apply to AIG.

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

Book Value Per Common Share, Excluding AOCI and Book Value Per Share Excluding AOCI and DTA are non-GAAP measures and are used to show the amount of our net worth on a per-share basis. Book Value Per Common Share, Excluding AOCI is derived by dividing Total AIG shareholders’ equity, excluding AOCI, by Total common shares outstanding. Book Value Per Share, Excluding AOCI and DTA is derived by dividing Total AIG shareholders’ equity, excluding AOCI and DTA, by Total common shares outstanding.

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

Item 2 / GLOSSARY

Pool  A reinsurance arrangement whereby all of the underwriting results of the pool members are combined and then shared by each member in accordance with its pool participation percentage. Prior to January 1, 2014, AIG maintained two pools, the admitted lines pool and the surplus lines pool.  Effective January 1, 2014, these two pools were merged into one combined pool (the combined pool).

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

Item 3 / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

Item 4. / Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 / Legal Proceedings

For a discussion of legal proceedings, see Note 9 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A./ Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factor as well as the other factors discussed in Part I, Item 1A. Risk Factors in our 2014 Annual Report.

Our restructuring initiatives may not yield our expected reductions in expenses and improvements in operational and organizational efficiency.

We may not be able to fully realize the anticipated expense reductions and operational and organizational efficiency improvements we expect to result from our restructuring initiatives. Actual costs to implement these initiatives may exceed our estimates or we may be unable to fully implement them. The successful implementation of these initiatives will require us to effect workforce reductions, business rationalizations, systems enhancements and business dispositions, which depend on a number of factors, some of which are beyond our control. If we are unable to realize these anticipated expense reductions and efficiency improvements, our businesses and results of operations may be adversely affected.

ITEM 2 / UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock during the three months ended September 30, 2015:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
July 1 - 31	15,321,500	$63.00	15,321,500	$1,291
August 1 - 31	25,450,243	61.98	25,450,243	4,714
September 1 - 30	20,210,840	58.72	20,210,840	3,527
Total*	60,982,583	$61.15	60,982,583	$3,527

* On August 3, 2015, our Board of Directors authorized an additional increase to its previous share repurchase authorization of $5.0 billion. As of October 31, 2015, approximately $2.9 billion remains under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

During the three-month period ended September 30, 2015, we repurchased approximately 61 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $3.7 billion.  Pursuant to an Exchange Act Rule 10b5-1 plan, from October 1 to October 31, 2015, we have repurchased approximately $602 million of additional shares of AIG Common Stock.

Item 4 / Mine Safety Disclosures

Not applicable.

Item 6 / Exhibits

See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ DAVID L. HERZOG
David L. Herzog
Executive Vice President
Chief Financial Officer
Principal Financial Officer

/S/ ELIAS F. HABAYEB
Elias F. Habayeb
Senior Vice President
Deputy Chief Financial Officer and
Group Controller
Principal Accounting Officer

Dated: November 2, 2015

EXHIBIT INDEX

Exhibit Number	Description	Location
4	Instruments defining the rights of security holders, including indentures
	(1) Twenty-Sixth Supplemental Indenture, dated as of July 10, 2015, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on July 10, 2015 (File No. 1-8787).
	(2) Twenty-Seventh Supplemental Indenture, dated as of July 10, 2015, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.2 to AIG's Current Report on Form 8-K filed with the SEC on July 10, 2015 (File No. 1-8787).
	(3) Twenty-Eighth Supplemental Indenture, dated as of July 10, 2015, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.3 to AIG's Current Report on Form 8-K filed with the SEC on July 10, 2015 (File No. 1-8787).
	(4) Twenty-Ninth Supplemental Indenture, dated as of July 17, 2015, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.4 to AIG’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2015 (File No. 1-8787).
	(5) Thirtieth Supplemental Indenture, dated as of September 25, 2015, between AIG and the Bank of New York Mellon, as Trustee	Filed herewith.
(6) Form of the 2025 Notes (included in Exhibit 4(1))
(7) Form of the 2035 Notes (included in Exhibit 4(2))
(8) Form of the 2045 Notes (included in Exhibit 4(3))
(9) Form of the 2045 Callable Notes (included in Exhibit 4(4))
(10) Form of the 2045 Callable Notes (included in Exhibit 4(5))
10	(1) American International Group, Inc. Non-Qualified Retirement Income Plan (as amended)*	Filed herewith.
	(2) American International Group, Inc. Supplemental Executive Retirement Plan (as amended)*	Filed herewith.
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.