Form 10-K
period 2015-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2016-02-19
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015	Commission file number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
175 Water Street, New York, New York (Address of principal executive offices)	10038 (Zip Code)

Registrant’s telephone number, including area code (212) 770-7000

______________________________

Securities registered pursuant to Section 12(b) of the Act: See Exhibit 99.02

Securities registered pursuant to Section 12(g) of the Act: None

______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☑ No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $80,826,000,000.

As of February 11, 2016, there were outstanding 1,149,448,256 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders	Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

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

AIG’s key strengths include:
World class insurance franchises that are among the leaders in their categories and are focused on improving their operating performance;
A diverse mix of businesses with a presence in most international markets;
Effective capital management of the largest shareholders’ equity of any insurance company in the world*, supported by enhanced risk management;
Breadth of customers, serving over 89 percent of companies included in the Fortune Global 500; and
Balance sheet quality and strength, as demonstrated by over $89 billion in shareholders’ equity and AIG Parent liquidity of $13.7 billion.

*   At June 30, 2015, the latest date for which information was available for certain foreign insurance companies.

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

Item 1 / BUSINESS / AIG

AIG’s Global Insurance Operations

We report our results of operations through two reportable segments:  Commercial Insurance and Consumer Insurance, as well as a Corporate and Other category. Commercial Insurance has three operating segments: Property Casualty, Mortgage Guaranty and Institutional Markets. Consumer Insurance also has three operating segments: Retirement, Life and Personal Insurance. The Corporate and Other category consists of businesses and items not allocated to our reportable segments.

Certain of our management activities, such as investment management, enterprise risk management, liquidity management and capital management, and our balance sheet reporting, are conducted on a legal entity basis.  We group our insurance-related legal entities into two categories: Non-Life Insurance Companies, and Life Insurance Companies.

Non-Life Insurance Companies include the following major property casualty and mortgage guaranty companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); Fuji Fire and Marine Insurance Company Limited (Fuji Fire); American Home Assurance Company, Ltd. (American Home Japan); AIG Asia Pacific Insurance, Pte, Ltd.; AIG Europe Limited; United Guaranty Residential Insurance Company (UGRIC)

Life Insurance Companies include the following major operating companies: American General Life Insurance Company (American General Life); The Variable Annuity Life Insurance Company (VALIC); The United States Life Insurance Company in the City of New York (U.S. Life); AIG Fuji Life Insurance Company Limited (Fuji Life).

On January 26, 2016, we announced several actions designed to create a leaner, more profitable and focused insurer. These actions included a plan to reorganize our operating model into “modular”, more self-contained business units to enhance transparency and accountability. Additionally, we are introducing a new Legacy Portfolio that aims to maximize value and release capital of certain run-off non-strategic assets and highlight progress on improving the return on equity (ROE) of our Operating Portfolio. When the new operating structure is finalized, the presentation of our segment results may be modified and prior periods’ presentation may be revised to conform to the new structure. Based on this strategy, we have updated our priorities for 2016.

AIG Priorities for 2016

AIG is focused on the following priorities for 2016:

•      Improving our ROE

•      Creating a leaner, more profitable and focused insurer by reorganizing our operating model into “modular”, more self-contained business units to enhance transparency and accountability, including the introduction of a new Legacy Portfolio that aims to maximize value and release capital from run-off of non-strategic assets

•      Reducing general operating expenses

•      Improving the Commercial Insurance Property Casualty accident year loss ratio

•      Returning excess capital to shareholders

•      Growing book value per common share

Item 1 / BUSINESS / AIG

(a) Total consideration of approximately $7.6 billion, includes net cash proceeds of $2.4 billion and 97.6 million newly issued AerCap common shares. Based in part on AerCap's closing price per share of $47.01 on May 13, 2014, the date the sale of ILFC to AerCap was completed.

(b) Book value per common share excluding AOCI is a non-GAAP measure. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) —Use of Non-GAAP Measures for additional information.

Item 1 / BUSINESS / AIG

How we Generate Revenues and Profitability

We earn revenues primarily from insurance premiums, policy fees from universal life insurance and investment products, and income from investments and advisory fees.

Our expenses consist of policyholder benefits and losses incurred, interest credited to policyholders, commissions and other costs of selling and servicing our products, and general operating expenses.

Our profitability is dependent on our ability to properly price and manage risk on insurance and annuity products, to manage our portfolio of investments effectively, and to control costs through expense discipline.

INVESTMENT ACTIVITIES OF Our Insurance OPERATIONS

Our Non-Life Insurance Companies and Life Insurance Companies generally receive premiums and deposits well in advance of paying covered claims or benefits. In the intervening periods, we invest these premiums and deposits to generate net investment income that, along with the invested funds, is available to pay claims or benefits. As a result, we generate significant revenues from insurance investment activities.

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

Life Insurance Companies — The investment strategy for the portfolios of the Life Insurance Companies is largely to match our liabilities with assets of comparable duration, to the extent practicable. The Life Insurance Companies primarily invest in a diversified portfolio of fixed maturity securities, which include corporate bonds and structured securities. To further diversify the portfolio, investments are selectively made in alternative investments, including private equity funds, hedge funds and affordable housing partnerships. See Item 7. MD&A — Investments for additional discussion of investment strategies.

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

Consumer Insurance is a unique franchise that brings together a broad portfolio of retirement, life insurance and personal insurance products offered through multiple distribution networks.  It holds long-standing, leading market positions in many of its U.S. product lines, and its global footprint provides the opportunity to leverage its multinational servicing capabilities and pursue select opportunities in attractive markets.  With its strong capital position, customer-focused service, innovative product development capabilities and strong distribution relationships across multiple channels, Consumer Insurance is well positioned to provide clients with the products and services they desire, delivered through the channels they prefer.

Corporate and Other
Corporate and Other includes AIG Parent as well as certain legacy assets and run-off insurance businesses.

Item 1 / BUSINESS / AIG

Global Footprint

Our Non-Life Insurance Companies net premiums written (NPW) of $33.1 billion in 2015 reflected our expansive global footprint. Based on NPW in 2014, we are the largest commercial insurer in the U.S., the largest U.S. based property casualty insurer in Europe, and the largest foreign property casualty insurer in Asia and the Far East.  In addition, AIG was first to market in many emerging markets and is well positioned to enhance its businesses in countries such as Brazil, China through strategic relationships with People’s Insurance Company (Group) of China Limited (PICC Group), and India with the Tata Group.

Our Life Insurance Companies premiums and deposits (P&D) of $32.0 billion in 2015 demonstrate a substantial presence in the U.S. and a meaningful share of the Japan market. P&D is a non-GAAP financial measure that includes direct and assumed amounts received on traditional life insurance policies, group benefit policies and deposits on life‑contingent payout annuities, as well as deposits received on universal life, investment‑type annuity contracts and mutual funds. See Item 7. MD&A — Results of Operations for Institutional Markets, Retirement and Life for a reconciliation of P&D to premiums.

We have a significant international presence in both developed markets and growth economy nations, specifically in Asia Pacific, Central Europe, the Middle East, Africa and South America. We distribute our products through three major geographic regions:

•    Americas:   Includes the United States, Canada, Mexico, South America, the Caribbean and Bermuda.

•    Asia Pacific:  Includes Japan, China, Korea, Singapore, Malaysia, Thailand, Australia, Indonesia and other Asia Pacific nations.

•    EMEA (Europe, Middle East and Africa):  Includes the United Kingdom, Continental Europe, the Russian Federation, India, the Middle East and Africa.

In 2015, 6.3 percent and 5.1 percent of our property casualty direct premiums were written in the states of California and New York, respectively, and 14.3 percent and 7.2 percent were written in Japan and the United Kingdom, respectively. No other state or foreign jurisdiction accounted for more than five percent of such premiums.

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

Item 1 / BUSINESS / commercial insurance

Commercial Insurance
Business Strategy Customer: Strive to be our clients’ most valued insurer by offering innovative products, superior service and access to an extensive global network.

Sharpen Commercial Focus: Achieve ROE in excess of target across our businesses primarily through improvements in our loss ratio.  Improve our business portfolio through risk selection by using enhanced data, analytics and the application of science to deliver superior risk-adjusted returns. Exit or remediate targeted sub-segments of underperforming portfolios that do not meet our risk acceptance or profitability objectives.

Drive Efficiency: Reorganize our operating model into “modular”, more self-contained business units to enhance decision making, transparency and accountability, driving performance improvement and strategic flexibility over time; increase capital fungibility and diversification, streamline our legal entity structure, optimize reinsurance, improve tax efficiency and reduce expenses.

Invest to Grow: Grow our higher-value businesses while investing in transformative opportunities, continuing initiatives to modernize our technology and infrastructure, advancing our engineering capabilities, innovating new products and client risk services and delivering a better client experience.

Item 1 / BUSINESS / commercial insurance

Commercial Insurance Competitive Strengths and Challenges

Commercial Insurance is a global franchise committed to delivering value to our clients through innovative solutions, market-leading expertise and superior service.

Our competitive strengths include:

Global franchise – long global history, extensive multinational network and leading positions and infrastructures in North America, Europe and Asia

Underwriting and claims expertise – industry-leading professionals with deep expertise handling large, complex and emerging risks

Innovation –  a culture of innovation driven by risk management expertise and a focus on customer needs

Information and science capabilities – decades of unique proprietary data on wide range of client risks, underwriting results and analytical capabilities to generate valuable client insights

Service – extensive client risk service teams to partner with clients to mitigate their most critical risks

Financial strength and market leadership – a well-capitalized, strong balance sheet highly valued by customers that allows us to be a market leader in many lines of business

Scale – size and scope of business facilitates risk diversification to optimize returns on capital

Diversification – breadth of customers served, products underwritten and distribution channels

Our challenges include:

Information technology infrastructure requires modernization, which puts pressure on our efforts to reduce operating expenses

Long-tail exposures create an added challenge to pricing and risk management

Over capacity in certain lines of business creates downward pressure on market pricing

Tort environment volatility in certain jurisdictions and lines of business

Volatility from natural and man-made catastrophes from a property casualty perspective

Item 1 / BUSINESS / commercial insurance

A Look at Commercial Insurance

Property Casualty conducts its business primarily through our Non-Life Insurance Companies.

Mortgage Guaranty conducts its business primarily through United Guaranty Residential Insurance Company.

Institutional Markets conducts its business primarily through our Life Insurance Companies.

Commercial Insurance Operating Segments

Commercial Insurance’s current operating segments consist of Property Casualty, Mortgage Guaranty and Institutional Markets.

Property Casualty Product Lines

Casualty: Products include general liability, commercial automobile liability, workers’ compensation, excess casualty and crisis management insurance products. Casualty also includes risk-sharing and other customized structured programs for large corporate and multinational customers.

Property: Products include commercial, industrial and energy-related property insurance products and services that cover exposures to man-made and natural disasters, including business interruption.

Specialty: Products include aerospace, environmental, political risk, trade credit, surety and marine insurance, and various small and medium sized enterprises insurance lines.

Financial: Products include professional liability insurance for a range of businesses and risks, including directors and officers liability (D&O), fidelity, employment practices, fiduciary liability, cybersecurity risk, kidnap and ransom, and errors and omissions insurance (E&O).

Property Casualty products are primarily distributed through a network of independent retail and wholesale brokers, and through a newly acquired leading U.S. managing general agent and insurance program administrator.

Mortgage Guaranty Product Lines

Mortgage insurance (MI) protects mortgage lenders and investors against the increased risk of borrower default related to high loan-to-value (LTV) mortgages.

Mortgage Guaranty products and services are directly distributed to a comprehensive range of mortgage originators including national mortgage, community and money center banks, as well as through builder-owned, regional mortgage and internet-sourced lender and credit unions.

Institutional Markets Product Lines

Products primarily include stable value wrap products, structured settlement and terminal funding annuities, high net worth products, corporate- and bank-owned life insurance and guaranteed investment contracts (GICs).

Institutional Markets products are primarily distributed through specialized marketing and consulting firms and structured settlement brokers.

Item 1 / BUSINESS / commercial insurance

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

Item 1 / BUSINESS / consumer insurance

Consumer Insurance

Consumer Insurance is focused on achieving improved returns by investing in markets where we can grow profitably and sustainably.  Our strategic plan is aligned with our vision to be our clients’ most valued insurer.  We intend to enhance our operational effectiveness and use of analytics to reduce expenses, increase profitability, and facilitate delivery of our target customer experience.

Business Strategy

Customer: Through our unique franchise, which brings together a broad portfolio of retirement, life insurance and personal insurance products offered through multiple distribution networks, Consumer Insurance aims to provide customers with the products and services they desire, delivered through the channels they prefer.

Information-Driven Strategy: Utilize customer insight, analytics and the application of science to optimize customer acquisition, product profitability, product mix, channel performance and risk management capabilities.

Sharpen Consumer Focus: Invest in areas where Consumer Insurance can grow profitably and sustainably. Target growth in select markets according to market size, growth potential, market maturity and customer demographics, and narrow our footprint in less profitable markets with insufficient scale.

Operational Effectiveness: Simplify processes and enhance operating environments to increase competitiveness, improve service and product capabilities and facilitate delivery of our target customer experience.

Investment Strategy: Maintain a diversified, high quality portfolio of fixed maturity securities that largely matches the duration characteristics of related insurance liabilities with assets of comparable duration, and pursue selective yield-enhancement opportunities that meet liquidity, risk and return objectives.

Profitability and Capital Management: Deliver solid earnings through disciplined pricing, sustainable underwriting improvements, expense reductions and diversification of risk, and increase capital efficiency within insurance entities to enhance ROE.

Item 1 / BUSINESS / consumer insurance

Consumer Insurance Competitive Strengths and Challenges

Our competitive strengths include:

Unique franchise – broad portfolio of retirement, life insurance and personal insurance products offered through multiple distribution networks

Market leader – long-standing, leading positions in many of our product lines and key distribution channels

Global business – ability to leverage multinational servicing capabilities

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

Capital strength – capacity to drive growth in attractive markets and product lines

Our challenges include:

Highly competitive environment where products are differentiated by pricing, terms, customer service and ease of doing business

Regulatory requirements in recent years have created an increasingly complex environment that is affecting industry growth and profitability

Low interest rate environment makes it more difficult to profitably price many of our products and puts margin pressure on existing products due to the challenge of investing in a low rate environment

A Look at Consumer Insurance

The Retirement and Life operating segments conduct their business primarily through our Life Insurance Companies.

The Personal Insurance operating segment conducts its business primarily through our Non-Life Insurance Companies.

Item 1 / BUSINESS / consumer insurance

Consumer Insurance Operating Segments

Consumer Insurance’s current operating segments consist of Retirement, Life, and Personal Insurance.

Retirement Product Lines

Fixed Annuities: Products include single and flexible premium fixed annuities and single premium immediate and deferred income annuities. The Fixed Annuities product line maintains its industry-leading position in the U.S. bank distribution channel by designing products collaboratively with banks and offering an efficient and flexible administration platform.

Retirement Income Solutions: Primary products include variable and fixed index annuities that provide both asset accumulation and lifetime income benefits, as well as investment-focused variable annuities.  Variable annuities are distributed primarily through banks, wirehouses, and regional and independent broker‑dealers. Fixed index annuities are distributed primarily through banks, broker dealers, independent marketing organizations and independent insurance agents.

Group Retirement: Products are marketed under the VALIC brand and include fixed and variable annuities, mutual funds, and plan administrative and compliance services. VALIC career financial advisors and independent financial advisors provide retirement plan participants with enrollment support and comprehensive financial planning services.

Retail Mutual Funds: Includes our mutual fund sales and related administration and servicing operations.

Life Product Lines

Life products in the U.S. primarily include term life and universal life insurance. International products include term and whole life insurance, supplemental health, cancer and critical illness insurance. Life products are primarily distributed through independent marketing organizations, independent insurance agents, financial advisors and direct marketing. The Life operating segment also offers group products distributed through employers (both employer-paid and voluntary) and sponsored organizations, with the key products being basic and supplemental term life, universal life and disability insurance.

Personal Insurance Product Lines

Accident and Health: Products include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations as well as a broad range of travel insurance products and services for leisure and business travelers. Accident and Health (A&H) products are distributed through various channels, including agents, brokers, affinity partners, airlines and travel agents.

Personal Lines: Products include automobile and homeowners insurance, extended warranty, and consumer specialty products, such as identity theft and credit card protection. Products are distributed through various channels, including agents, brokers and direct marketing. Personal Insurance also provides insurance for high net worth individuals offered through AIG Private Client Group, including auto, homeowners, umbrella, yacht, fine art and collections insurance.

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

Consumer Insurance competes based on its long‑standing market leading positions, innovative products, distribution relationships across multiple channels, customer-focused service and strong financial ratings.

Corporate and Other includes:

Corporate and Other consists of assets and income from assets held by AIG Parent and other corporate subsidiaries, general operating expenses not attributable to specific reportable segments and interest expense. It also includes run-off lines of insurance business, including excess workers’ compensation, asbestos and environmental (1986 and prior), certain environmental liability businesses, certain healthcare coverage, certain casualty and specialty coverages reported in Eaglestone Reinsurance Company, and certain long-duration business, primarily in Japan and the U.S.

Item 1 / BUSINESS

OUR EMPLOYEES

At December 31, 2015, we had approximately 66,400 employees. We believe that our relations with our employees are satisfactory.

* Includes employees in Finance; Enterprise Risk Management; Legal, Regulatory and Compliance; Human Resources and Administration; and Internal Audit.

Item 1 / BUSINESS

A Review of Liability for Unpaid LOSSES and loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses (also referred to as loss reserves) represents the accumulation of estimates for unpaid reported losses (case reserves) and losses that have been incurred but not reported (IBNR) for the Non-Life Insurance Companies and Eaglestone Reinsurance Company, including the related expenses of settling those losses.

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

Analysis of Consolidated Loss Reserve Development

The “Analysis of Consolidated Loss Reserve Development” table presents the development of prior year net loss reserves for calendar years 2005 through 2015 for each balance sheet in that period. The information in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). This table should be interpreted with care by those not familiar with its format or those who are familiar with other loss development analyses arranged in an accident year or underwriting year basis rather than the balance sheet, as shown below. See Note 12 to the Consolidated Financial Statements.

The top row of the table shows Net Reserves Held (the net liability for unpaid losses and loss adjustment expenses) at each balance sheet date, net of discount. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all years prior to the balance sheet date that were unpaid as of that balance sheet date, including estimates for IBNR claims, net of estimated reinsurance recoverable and loss reserve discount. The estimated reinsurance recoverable is shown near the bottom of the table. The amount of loss reserve discount included in the net reserves at each date is shown immediately below the net reserves held. The undiscounted reserve at each date is equal to the sum of the discount and the net reserves held. For example, Net Reserves Held (Undiscounted) was $59.6 billion at December 31, 2005.

Item 1 / BUSINESS

The next section of the table shows the original Net Undiscounted Reserves re-estimated over 10 years. This re-estimation takes into consideration a number of factors, including changes in the estimated frequency of reported claims, effects of significant judgments, the emergence of latent exposures, and changes in medical cost trends. For example, the original undiscounted reserve of $59.6 billion at December 31, 2005, was re-estimated to $71.7 billion at December 31, 2015. The amount of the development related to losses settled or re-estimated in 2015, but incurred in 2012, is included in the cumulative development amount for years 2012, 2013 and 2014. Any increase or decrease in the estimate is reflected in operating results in the period in which the estimate is changed.

The middle of the table shows Net Deficiency. This is the aggregate change in estimates over the period of years covered by the table. For example, the net loss reserve deficiency of $12.1 billion for 2005 is the difference between the original undiscounted reserve of $59.6 billion at December 31, 2005 and the $71.7 billion of re-estimated reserves at December 31, 2015. The net deficiency amounts are cumulative; in other words, the amount shown in the 2014 column includes the amount shown in the 2013 column, and so on. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

The bottom portion of the table shows the Paid (Cumulative) amounts during successive years related to the undiscounted loss reserves. For example, as of December 31, 2015, AIG had paid a total of $58.7 billion of the $71.7 billion in re-estimated reserves for 2005, resulting in Remaining Reserves (Undiscounted) of $13.0 billion for 2005. Also included in this section are the Remaining Reserves (Undiscounted) and the Remaining Discount for each year.

As discussed in footnotes (a) and (b) below, the calendar year distribution of these Paid (Cumulative) amounts are estimates that are affected by certain transactions, such as deconsolidations resulting from dispositions. These payment amounts may differ from the actual losses paid for a given accident year.

The following table presents loss reserves and the related loss development for 2005 through 2015 and consolidated gross liability (before discount), reinsurance recoverable and net liability recorded for each calendar year, and the re‑estimation of these amounts as of December 31, 2015.(a)

(in millions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net Reserves Held(b)	$57,476	$62,630	$69,288	$72,455	$67,899	$71,507	$70,825	$68,782	$64,316	$61,612	$60,603
Discount (in Reserves Held)	2,110	2,264	2,429	2,574	2,655	3,217	3,183	3,246	3,555	3,077	3,148
Net Reserves Held (Undiscounted)	59,586	64,894	71,717	75,029	70,554	74,724	74,008	72,028	67,871	64,689	$63,751

Net undiscounted Reserve
re-estimated as of:
One year later	59,533	64,238	71,836	77,800	74,736	74,919	74,429	72,585	68,574	68,808
Two years later	60,126	64,764	74,318	82,043	74,529	75,502	75,167	73,571	72,296
Three years later	61,242	67,303	78,275	81,719	75,187	76,023	76,212	76,897
Four years later	63,872	70,733	78,245	82,422	76,058	77,031	79,050
Five years later	67,102	70,876	79,098	83,135	77,054	79,573
Six years later	67,518	71,572	79,813	84,100	79,319
Seven years later	68,233	72,286	80,770	86,177
Eight years later	69,023	73,356	82,616
Nine years later	70,029	75,154
Ten years later	71,724

Net Deficiency on net reserves held	(12,138)	(10,260)	(10,899)	(11,148)	(8,765)	(4,849)	(5,042)	(4,869)	(4,425)	(4,119)
Net Deficiency related to asbestos
and environmental (A&E)	(2,798)	(2,296)	(2,278)	(2,229)	(2,076)	(575)	(545)	(469)	(401)	(278)
Net Deficiency excluding A&E	(9,340)	(7,964)	(8,621)	(8,919)	(6,689)	(4,274)	(4,497)	(4,400)	(4,024)	(3,841)

Paid (Cumulative) as of:
One year later	15,326	14,862	16,531	24,267	15,919	17,661	19,235	18,758	17,745	18,205
Two years later	25,152	24,388	31,791	36,164	28,428	30,620	31,766	31,265	30,658
Three years later	32,295	34,647	40,401	46,856	38,183	40,091	41,464	41,368
Four years later	40,380	40,447	48,520	53,616	45,382	47,379	49,197
Five years later	44,473	46,474	53,593	58,513	51,104	53,449
Six years later	49,552	50,391	57,686	62,734	56,030
Seven years later	52,243	53,545	61,221	66,558
20

Item 1 / BUSINESS

Eight years later	54,332	56,424	64,517
Nine years later	56,516	59,208
Ten years later	58,703

Remaining Reserves (Undiscounted)	13,021	15,946	18,099	19,619	23,289	26,124	29,853	35,529	41,638	50,603
Remaining Discount	1,454	1,610	1,776	1,942	2,091	2,257	2,429	2,594	2,778	2,966
Remaining Reserves	$11,567	$14,336	$16,323	$17,677	$21,198	$23,867	$27,424	$32,935	$38,860	$47,637

Net Liability, End of Year	$59,586	$64,894	$71,717	$75,029	$70,554	$74,724	$74,008	$72,028	$67,871	$64,689	$63,751
Reinsurance Recoverable, End of Year	19,693	17,369	16,212	16,803	17,487	19,644	20,320	19,209	17,231	15,648	14,339
Gross Liability, End of Year	79,279	82,263	87,929	91,832	88,041	94,368	94,328	91,237	85,102	80,337	$78,090

Re-estimated Net Liability	71,724	75,154	82,616	86,177	79,319	79,573	79,050	76,897	72,296	68,808
Re-estimated Reinsurance Recoverable	24,800	20,981	19,392	18,850	18,633	16,758	18,403	18,894	17,183	14,289
Re-estimated Gross Liability	96,524	96,135	102,008	105,027	97,952	96,331	97,453	95,791	89,479	83,097

Cumulative Gross
Redundancy (Deficiency)	$(17,245)	$(13,872)	$(14,079)	$(13,195)	$(9,911)	$(1,963)	$(3,125)	$(4,554)	$(4,377)	$(2,760)

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

(b) The increase in Net Reserves Held from 2009 to 2010 is partially due to the $1.7 billion in Net Reserves Held by Fuji Fire, which was acquired in 2010.  The decrease in 2011 is due to the cession of asbestos reserves described in Item 7. MD&A — Insurance Reserves – Non-Life Insurance Companies— Asbestos and Environmental (1986 and prior).

The Liability for unpaid losses and loss adjustment expenses as reported in our Consolidated Balance Sheet at December 31, 2015 differs from the total reserves reported in the annual statements filed with state insurance departments and, when applicable, with foreign regulatory authorities primarily for the following reasons:

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

Gross loss reserves are calculated without reduction for reinsurance recoverable and represent the accumulation of estimates for reported losses and IBNR, net of estimated salvage and subrogation. We review the adequacy of established gross loss reserves in the manner previously described for net loss reserves. A reconciliation of activity in the Liability for unpaid losses and loss adjustment expenses is included in Note 12 to the Consolidated Financial Statements.

For further discussion of asbestos and environmental reserves, see Item 7. MD&A — Insurance Reserves – Non-Life Insurance Companies— Asbestos and Environmental (1986 and prior).

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

Item 1 / BUSINESS

Over the last several years, the Non-Life Insurance Companies revised the ceded reinsurance framework and strategy to improve capital management and support our global product line risk and profitability objectives.  As a result of adopting the revised framework and strategy, many individual reinsurance contracts were consolidated into more efficient global programs and therefore, reinsurance ceded to third parties in support of risk and capital management objectives has remained stable in 2015 compared to 2014. We continually evaluate the relative attractiveness of different forms of reinsurance contracts and different markets that may be used to achieve our risk and profitability objectives.

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

The form of reinsurance that we may choose from time to time will generally depend on whether we are seeking:

•    proportional reinsurance, whereby we cede a specified percentage of premiums and losses to reinsurers;

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

Item 1 / BUSINESS

The following summary provides a general overview of our primary regulators and related bodies and a brief description of their oversight with respect to us and our subsidiaries, including key regulations or initiatives that we are currently, or may in the future be, subject to. Such regulations and initiatives, both in the United States and abroad, are discussed in more detail following the summary.

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

Securities and Exchange Commission (SEC): Oversees and regulates the U.S. securities and security-based swap markets, U.S. mutual funds, U.S. broker-dealers and U.S. investment advisors. Principal regulator of the mutual funds offered by our broker-dealer subsidiaries. The SEC is in the process of implementing rules and regulations governing reporting, clearing, execution and margin requirements for security-based swaps entered into within the U.S or by U.S. persons. Our security-based swap activities are likely to be subject to certain of these rules and regulations.

Commodities Futures Trading Commission (CFTC): Oversees and regulates the U.S. swap, commodities and futures markets. The CFTC has begun implementing and is continuing to implement rules and regulations governing reporting, clearing, execution, margin and other requirements for swaps entered into within the U.S. or involving U.S. persons. Our swap activities are subject to certain of these rules and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank): Dodd-Frank has effected comprehensive changes to financial services regulation and subjects us, or may subject us, as applicable, to additional federal regulation, including:

•    enhanced prudential standards for nonbank SIFIs (including minimum leverage and risk-based capital requirements, capital planning, stress tests, liquidity requirements, corporate governance requirements, contingent capital requirements, counterparty credit limits, an early remediation regime process and resolution planning);

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

Item 1 / BUSINESS

Foreign Regulation

Financial Stability Board (FSB): Consists of representatives of national financial authorities of the G20 nations. The FSB itself is not a regulator, but is focused primarily on promoting international financial stability. It does so by coordinating the work of national financial authorities and international standard-setting bodies as well as developing and promoting the implementation of regulatory, supervisory and other financial policies.

International Association of Insurance Supervisors (IAIS): Represents insurance regulators and supervisors of more than 200 jurisdictions in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS itself is not a regulator, but one of its activities is to develop insurance regulatory standards for use by local authorities across the globe, such as the IAIS’ Insurance Core Principles (ICPs). The FSB has directed the IAIS to develop additional standards in areas such as financial group supervision, capital and solvency standards, systemic financial risk and corporate governance in order to reinforce international financial stability. The FSB also charged the IAIS with developing a framework for measuring systemic risks posed by insurance groups. Based on the IAIS’ assessment methodology for identifying global systemically important insurers (G-SIIs), the FSB has identified nine G-SIIs, including AIG, which may subject us to a policy framework for G-SIIs that includes recovery and resolution planning, enhanced group-wide supervision, enhanced liquidity and systemic risk management planning, and group-wide capital standards, including higher loss absorbency (HLA) capital. The IAIS is also developing ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs). ComFrame sets out qualitative and quantitative standards in order to assist supervisors in collectively addressing an IAIG’s activities and risks, identifying and avoiding regulatory gaps and coordinating supervisory activities.  In connection with ComFrame, the IAIS is in the process of developing a risk-based global insurance capital standard (ICS) applicable to IAIGs.  AIG currently meets the parameters set forth to define an IAIG. Standards issued by the FSB and/or IAIS are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt appropriate laws and regulations.

European Union (EU): Financial companies that operate in the EU are subject to regulation by the national regulator of each member state in which that firm operates. Groups that are categorized as financial conglomerates are also subject to supplementary supervision. This seeks to enable supervisors to perform consolidated insurance group supervision at the level of the ultimate parent entity. The objective of supplementary supervision is to detect, monitor, manage and control group risks and ensure that capital is not accounted for twice or more within the conglomerate. The Prudential Regulatory Authority (PRA), the United Kingdom’s prudential regulator, is AIG’s EU lead supervisor. The Financial Conduct Authority has oversight of AIG’s European operations for consumer protection and competition matters within the UK.  The EU has also established a set of regulatory requirements under the European Market Infrastructure Regulation (EMIR) that include, among other things, risk mitigation, risk management, regulatory reporting and clearing requirements.

Item 1 / BUSINESS

The European Parliament issues Directives which member states have to implement into legislation. Once implemented into country legislation, financial companies operating in Europe must adhere to these. Examples include:

1.     The Insurance Distribution Directive (IDD), which updates the Insurance Mediation Directive, extending its scope to all sellers of insurance products, including direct selling to customers, any person involved in administrating policies and ancillary insurance intermediaries. The main provisions include remuneration disclosure, cross-selling limitations and professional training requirements. The IDD is expected to be finalized in February 2016 and require implementation by 2018.

2.     The Solvency II Directive (2009/138/EEC) (Solvency II), which became effective on January 1, 2016, includes minimum capital and solvency requirements, governance requirements, risk management and public reporting standards.

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

Federal Reserve Supervision

Due to the determination of the Financial Stability Oversight Council (Council) that we should be regulated by the FRB as a nonbank SIFI pursuant to Section 113 of Dodd-Frank, we have been since July 2013 subject to the FRB’s examination, supervision and enforcement authority, and certain reporting requirements as a nonbank SIFI. Dodd-Frank requires that the Council reevaluate its determination annually; however, the Council’s 2014 and 2015 annual reevaluations did not result in a change to our nonbank SIFI status, and we remain regulated by the FRB.

Dodd-Frank has effected comprehensive changes to the regulation of financial services in the United States and subjects us to substantial additional federal regulation. Dodd-Frank directs existing and newly created government agencies and oversight bodies to promulgate regulations implementing the law, an ongoing process that is under way and is anticipated to continue over the next few years.

As required by Dodd-Frank, the FRB has adopted enhanced prudential standards (including minimum leverage and risk-based capital requirements, requirements to submit annual capital plans to the FRB demonstrating the ability to satisfy the required capital ratios under baseline and stressed conditions, and stress-testing requirements) for bank holding companies with $50 billion (and in some cases, $10 billion) or more in total consolidated assets and certain foreign banking organizations. The FRB has also adopted liquidity coverage ratio and supplemental leverage ratio requirements for a subset of large banking organizations. These requirements do not apply to nonbank SIFIs that are predominantly insurers, such as AIG.  Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, and the FRB has indicated that it intends to assess the business model, capital structure and risk profile of nonbank SIFIs to determine how enhanced prudential standards should apply to them, and, if appropriate, to tailor the application of these standards for nonbank SIFIs by order or regulation. We cannot predict what enhanced prudential standards the FRB will promulgate for nonbank SIFIs, either generally or as applicable to insurance businesses. The FRB has exercised general examination, supervision and enforcement authority over us as a nonbank SIFI since July 2013.  We cannot predict how the FRB’s continuing exercise of its general supervisory authority over us as a nonbank SIFI will develop, although the FRB could, as a prudential matter, for example, limit our ability to pay dividends, repurchase shares of AIG Common Stock or acquire or enter into other businesses. We cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect the financial markets generally, impact our businesses, results of operations, cash flows or financial condition, or require us to raise additional capital or result in a downgrade of our credit ratings. Congress also clarified that the FRB has the flexibility to tailor capital rules specifically for certain insurance activities

Item 1 / BUSINESS

and is not bound to impose capital standards and quantitative requirements generally applicable to insured depository institutions and bank holding companies.  We cannot predict with certainty, however, what capital rules the FRB may impose on insurers designated as nonbank SIFIs.

As a nonbank SIFI, we anticipate we will be subject to:

•    stress tests to determine whether, on a consolidated basis, we have the capital necessary to absorb losses due to adverse economic conditions;

•    enhanced prudential standards, including new group-wide requirements relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements;

•    management interlock prohibitions and a requirement to maintain a plan for rapid and orderly resolution in the event of severe financial distress (requirements that we are already subject to); and

•    an early remediation regime process to be administered by the FRB.

Furthermore, if the Council were to make an additional separate determination that AIG poses a “grave threat” to U.S. financial stability, we would be required to maintain a debt-to-equity ratio of no more than 15:1 and the FRB may impose additional restrictions.

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

Other Effects of Dodd-Frank

In addition, Dodd-Frank may also have the following effects on us:

•    As a nonbank SIFI, we are currently required to provide on an annual basis (or more frequently, if required) to the FRB and FDIC a plan for our rapid and orderly resolution in the event of material financial distress or failure, which must, among other things, provide a detailed resolution strategy and analyses of our material entities, organizational structure, interconnections and interdependencies, and management information systems.  Our original resolution plan was submitted to regulators on July 1, 2014, and our second resolution plan on December 31, 2015. We continue to refine and update our resolution plan, which is next required to be submitted to regulators on December 31, 2016.  If the FRB and FDIC jointly determine, based on their review of the plan, that it is not credible or would not facilitate our orderly resolution under Title 11 of the United States Code (the Bankruptcy Code), they may require us to re-submit an amended plan.  If the re-submitted plan also fails to meet regulatory expectations, the FRB and FDIC may exercise their authority under Dodd-Frank to impose more stringent capital, leverage, or liquidity requirements, restrict our growth, activities, or operations, require us to divest assets and operations, or otherwise increase their level of supervision of us.

•    The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that we and other insurers or other financial services companies engage in.

•    Title II of Dodd-Frank provides that a financial company whose largest United States subsidiary is an insurer (such as us) may be subject to a special resolution process outside the Bankruptcy Code. That process is to be administered by the FDIC upon a determination of the Secretary of the Treasury (the Secretary), in consultation with the President, and upon the written recommendation of the director of the Federal Insurance Office and the FRB, that, among other things, it is in default or in danger of default, that the insurer is not likely to attract private sector alternatives to default, and is not suitable for resolution under the Bankruptcy Code.

•    Title VII of Dodd-Frank provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect various activities of AIG and its insurance and financial services subsidiaries, including (i) regulatory reporting for swaps (which are regulated by the CFTC) and security-based swaps (which are regulated by the SEC), (ii) mandated clearing through central counterparties and execution through regulated swap execution facilities for certain swaps and security-based swaps and (iii) margin and collateral requirements.  The CFTC has finalized many of its

Item 1 / BUSINESS

requirements, including swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps, margin requirements for uncleared swaps, and the mandatory trading of certain swaps on swap execution facilities. The SEC has proposed certain rules with respect to certain of the regulations and restrictions noted above governing security-based swaps but has yet to finalize the majority of rules comprising its security-based swap regulatory regime. These regulations have affected and may further affect various activities of AIG and its insurance and financial services subsidiaries as further rules are finalized to implement additional elements of the regulatory regime.

Similar regulations have been proposed or adopted outside the United States.  For instance, the EU has also established a set of new regulatory requirements for EU derivatives activities under EMIR. These requirements include, among other things, various risk mitigation, risk management and regulatory reporting requirements that have already become effective and clearing requirements that were outlined in EU delegated legislation at the end of 2015, and are phased in over three years. These requirements could result in increased administrative costs with respect to our EU derivatives activities and overlapping or inconsistent regulation depending on the ultimate application of cross-border regulatory requirements between and among U.S. and non-U.S. jurisdictions.

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

•    Dodd-Frank established a Federal Insurance Office (FIO) within the United States Department of the Treasury (Department of the Treasury) headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council. On December 12, 2013, the FIO released a Dodd-Frank mandated study on how to modernize and improve the system of insurance regulation in the United States. The report listed several actions that states could take to improve the uniformity and efficiency of the current state based regulatory system and highlighted certain areas in which Federal involvement is recommended. The FIO recommended that the states undertake reforms regarding capital adequacy, reform of insurer resolution practices, and marketplace regulation.  On November 20, 2015, the Department of Treasury and the United States Trade Representative announced their intention to negotiate an agreement between the U.S. and the EU regarding prudential measures with respect to insurance and reinsurance.

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

Item 1 / BUSINESS

In addition to the adoption of Dodd-Frank in the United States, regulators and lawmakers around the world are continuing to review the causes of the financial crisis and taking steps to avoid similar problems in the future. The FSB, consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly global systemically important financial institutions, should be regulated. These frameworks and recommendations address such issues as financial group supervision, capital and solvency standards, systemic financial risk, corporate governance including compensation, and a number of related issues associated with responses to the financial crisis. The FSB has directed the IAIS to create standards relative to many of these areas.  These new measures go beyond IAIS’ existing set of insurance core principles (ICPs).  The ICPs form the baseline threshold against which countries’ financial services regulatory regimes specific to the insurance sector are measured. That measurement is made by periodic Financial Sector Assessment Program (FSAP) reviews conducted by the International Monetary Fund and the World Bank and the reports thereon spur the development of country-specific additional or amended regulatory changes. Lawmakers and regulatory authorities in a number of jurisdictions in which our subsidiaries conduct business have, in the past few years, implemented legislative and regulatory changes consistent with these recommendations, including, for example, updated Insurance Company Ordinances in Hong Kong and consolidated regulation of insurance holding companies by the Financial Services Agency in Japan.

The FSB has charged the IAIS with developing a framework for measuring systemic risks posed by insurer groups. The IAIS has requested data from selected insurers around the world to determine which elements of the insurance sector, if any, could materially and adversely impact other parts of the global financial services sector (e.g., commercial and investment banking, securities trading, etc.).  Based on the IAIS’s assessment methodology for identifying G-SIIs, on July 18, 2013, the FSB, in consultation with the IAIS and national authorities, identified an initial list of nine G-SIIs, which included AIG.  G-SIIs are designated on an annual basis, and AIG was re-designated as a G-SII by the FSB on November 6, 2014, and again on November 3, 2015. The IAIS released a public consultation document in November 2015, outlining proposed revisions to the 2013 methodology for identifying G-SIIs. The IAIS intends G-SIIs to be subject to a policy framework that includes recovery and resolution planning, enhanced group-wide supervision, enhanced liquidity and systemic risk management planning; and group-wide capital standards, including HLA capital. The IAIS’ basic capital requirement (BCR), which it finalized in October 2014, was endorsed by the FSB in October 2014 and by the G20 nations in November 2014.  The BCR covers all group activities, with AIG reporting its BCR ratios to national authorities on a confidential basis beginning in 2015.  The BCR serves as the initial foundation for the application of HLA.  In October 2015, the IAIS announced that it had concluded initial development of the HLA requirements for G-SIIs, which will be reported on a confidential basis to group-wide supervisors beginning in 2016. HLA was endorsed by the FSB in September 2015 and by the G20 nations in November 2015. Both the BCR and HLA are calculated for insurance and non-insurance activities.  In particular, the IAIS released another public consultation in November 2015 on “Non-traditional Non-insurance Activities and Products.”  The notion of non-traditional non-insurance activities and products plays a significant role in the assessment methodology for designating G-SIIs and in the determination of the BCR and the HLA.  Ultimately, the G-SII policy framework is expected to be fully implemented by the IAIS by 2019.

The IAIS is also developing ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs), which sets out qualitative and quantitative standards designed to assist supervisors in collectively addressing an IAIG’s activities and risks, identifying and avoiding regulatory gaps and coordinating supervisory activities.  In connection with ComFrame, the IAIS is in the process of developing a risk-based global ICS applicable to IAIGs.  As currently defined under ComFrame, AIG meets the parameters set forth to define an IAIG.  ComFrame standards are expected to be finalized in 2019, and the IAIS is conducting field testing of ComFrame, including the ICS, ahead of that deadline.  It is expected that implementation of ComFrame and the ICS would begin in 2020.

The standards discussed above, issued by the FSB and/or the IAIS, are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt appropriate laws and regulations.  At this time it is not known how the IAIS’s frameworks and/or standards might be implemented in the United States and other jurisdictions around the world, or how they might apply to AIG.

Legislation in the European Union could also affect our international insurance operations. Solvency II, which became effective on January 1, 2016, reforms the insurance industry’s solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. In accordance with Solvency II, in the absence of decision by the European Commission on whether a supervisory regime outside of the EU is equivalent,

Item 1 / BUSINESS

Member States may decide either to apply relevant Solvency II requirements to a worldwide insurance group operating in the EU as if it were based in the European Economic Area, or to use “other methods”. Firms have to apply for a waiver to the appropriate EU regulator in order for the regulator to use “other methods.”  AIG’s UK subsidiary, AIG Europe Limited, has applied to the PRA and been granted a waiver to allow the PRA to use “other methods.” Over the long-term, the impact on us will depend on whether the U.S. insurance regulatory regime is deemed “equivalent” to Solvency II; if the U.S. insurance regulatory regime is not equivalent and no other agreement addressing these differences is reached with the EU, we, along with other U.S.-based insurance companies, could be required to be supervised under Solvency II standards. On November 20, 2015, the Department of the Treasury and the United States Trade Representative announced their intention to negotiate an agreement between the U.S. and the EU, and that in these negotiations they would seek to obtain, among other things, treatment of the U.S. insurance regulatory system as “equivalent” for purposes of Solvency II. The European Commission has granted “provisional equivalence” with respect to the “solvency calculation” area of Solvency II to the insurance regulation regime of several countries, including the United States. The provisional equivalence, granted for a period of 10 years, will allow EU insurers with subsidiaries operating in these countries to use local rules, rather than Solvency II rules, to carry out their EU prudential reporting for these subsidiaries, and as such is not applicable to U.S. insurers such as AIG. This decision will take effect following the review by the European Parliament and the European Council. Whether the U.S. insurance regulatory regime will be deemed “equivalent” as relating to U.S. insurers such as AIG is still under consideration by European authorities and remains uncertain, so we are not currently able to predict the impact of Solvency II.

ERISA Considerations

We provide products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA) or the Internal Revenue Code of 1986, as amended (the Internal Revenue Code).  Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans.  As a result, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions.  The prohibited transaction rules of ERISA and the Internal Revenue Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Account (IRA) holders if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen.   ERISA also provides for civil and criminal penalties and enforcement.

The U.S. Department of Labor (DOL) proposed a new regulation in April 2015 that would, if enacted, substantially expand the definition of "investment advice," which would substantially expand the range of activities considered to be fiduciary investment advice under ERISA and the Internal Revenue Code.  In connection with the proposed regulation, the DOL also proposed amendments to its prohibited transaction exemption under ERISA that would, among other things, apply more extensive disclosure and contract requirements, and increased fiduciary requirements, for transactions involving ERISA plans, plan participants and IRA holders.  On January 28, 2016, the DOL submitted its final version of the proposed regulation to the Office of Management and Budget for review.  The proposed regulation is subject to potential modification before the final rule, if any, is issued. It is unknown at this time whether or how any final regulation may be different from that proposed, and what the timing for implementation of compliance requirements would be, if adopted.  For additional information, see Item 7. MD&A — Executive Overview - Consumer Insurance Strategic Initiatives and Outlook.

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

Item 1 / BUSINESS

Our insurance subsidiaries are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to the financial condition of the insurers and their corporate conduct and market conduct activities. This includes approval of policy forms and rates, the standards of solvency that must be met and maintained, including with respect to risk-based capital, the standards on transactions between insurance company subsidiaries and their affiliates, including restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks that may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for acceptability of reinsurers, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, reserves for unearned premiums, losses and other purposes and enterprise risk management and corporate governance requirements. In general, such regulation is for the protection of policyholders rather than the equity owners of these companies.

In the U.S., the Risk-Based Capital (RBC) formula is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Virtually every state has adopted, in substantial part, the RBC Model Law promulgated by the NAIC, which allows states to act upon the results of RBC calculations, and provides for four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The RBC formula computes a risk-adjusted surplus level by applying discrete factors to various asset, premium and reserve items. These factors are developed to be risk-sensitive so that higher factors are applied to items exposed to greater risk.  The statutory surplus of each of our U.S. based insurance companies exceeded RBC minimum required levels as of December 31, 2015.

If any of our insurance entities fell below prescribed levels of statutory surplus, it would be our intention to provide appropriate capital or other types of support to that entity. For additional information, see Item 7. MD&A — Liquidity and Capital Resources — Liquidity and Capital Resources of AIG Parent and Subsidiaries — Non-Life Insurance Companies and — Life Insurance Companies.

The NAIC’s Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs. See Item 1A – Risk Factors and Note 18 to the Consolidated Financial Statements for risks and additional information related to these statutory reserving requirements. Additionally, the NAIC has adopted a Principle-Based Reserving (PBR) approach for life insurance products, which will become operational once adopted in 42 U.S. jurisdictions accounting for at least 75 percent of U.S. insurance premiums combined.  Once it becomes operational, PBR would replace Regulation XXX and Guidelines AXXX with respect to new life insurance business issued.  Two of our domiciliary states (Missouri and Texas) have adopted regulations necessary to implement PBR once the required number of jurisdictions and insurance premiums threshold have been satisfied.

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

The NAIC has adopted revisions to the NAIC Insurance Holding Company System Regulatory Act (the Model Holding Company Act) and the Insurance Holding Company System Model Regulation.  The revised models include provisions authorizing NAIC commissioners to act as global group-wide supervisors for internationally active insurance groups, and the requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, a majority of the states where AIG has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement.

Item 1 / BUSINESS

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

See Item 7. MD&A — Liquidity and Capital Resources — Regulation and Supervision and Note 18 to the Consolidated Financial Statements.

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

MARKET CONDITIONS

Difficult conditions in the global capital markets and the economy may materially and adversely affect our businesses, results of operations, financial condition and liquidity. Our businesses are highly dependent on the economic environment, both in the U.S. and around the world. Extreme market events, such as the global financial crisis during 2008 and 2009, have at times led, and could in the future lead, to a lack of liquidity, highly volatile markets, a steep depreciation in asset values across all classes, an erosion of investor and public confidence, and a widening of credit spreads. Concerns and events beyond our control, such as U.S. fiscal and monetary policy, the U.S. housing market, oil prices, slowing growth in China and the Euro-Zone economies, concerns about European sovereign debt risk and the European banking industry and declines in prices in the high yield market and the resultant impact on certain funds have in the past, and may in the future, adversely affect liquidity, increase volatility, decrease asset prices, erode confidence and lead to wider credit spreads. Difficult economic conditions could also result in increased unemployment and a severe decline in business across a wide range of industries and regions. These market and economic factors could have a material adverse effect on our businesses, results of operations, financial condition and liquidity.

Under difficult economic or market conditions, we could experience reduced demand for our products and an elevated incidence of claims, increased policy cancellations and lapses or surrenders of policies. Contract holders may choose to defer or cease paying insurance premiums. Other ways in which we could be negatively affected by economic conditions include, but are not limited to:

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

Sustained low interest rates may materially and adversely affect our profitability. Recent periods have been characterized by low interest rates relative to historical levels. Sustained low interest rates can negatively affect the

Item 1A / risk factors

performance of our investment securities and reduce the level of investment income earned on our investment portfolios. If a low interest rate environment persists, we may experience lower investment income growth. Due to practical and capital markets limitations, we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. Continued low interest rates could also impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued. Changes in interest rates may be correlated with inflation trends, which would impact our loss trends.

Investment Portfolio, Concentration of Investments, Insurance and other Exposures

The performance and value of our investment portfolio are subject to a number of risks and uncertainties, including changes in interest rates.   Our investment securities are subject to market risks and uncertainties. In particular, interest rates are highly sensitive to many factors, including monetary policy, domestic and international economic and political issues and other factors beyond our control. Changes in monetary policy or other factors may cause interest rates to rise, which would adversely affect the value of the fixed income securities that we hold and could adversely affect our ability to sell these securities. In addition, the evaluation of available-for-sale securities for other-than-temporary impairments, which may occur if interest rates rise, is a quantitative and qualitative process that is subject to significant management judgment. For a sensitivity analysis of our exposure to certain market risk factors, see Item 7. MD&A – Enterprise Risk Management – Market Risk Management. Furthermore, our alternative investment portfolio includes investments for which changes in fair value are reported through operating income and are therefore subject to significant volatility.  In an economic downturn or declining market, the reduction in our investment income due to decreases in the fair value of alternative investments could have a material adverse effect on operating income.

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

Concentration of our insurance and other risk exposures may have adverse effects. We may be exposed to risks as a result of concentrations in our insurance policies, derivatives and other obligations that we undertake for customers and counterparties. We manage these concentration risks by monitoring the accumulation of our exposures to factors such as exposure type, industry, geographic region, counterparty and other factors. We also seek to use reinsurance, hedging and other arrangements to limit or offset exposures that exceed the limits we wish to retain. In certain circumstances, however, these risk management arrangements may not be available on acceptable terms or may prove to be ineffective for certain exposures. Also, our exposure for certain single risk coverages and other coverages may be so large that adverse experience compared to our expectations may have a material adverse effect on our consolidated results of operations or result in additional statutory capital requirements for our subsidiaries. Also see Item 7. MD&A – Executive Overview – Commercial Insurance Outlook and Strategic Initiatives.

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

Item 1A / risk factors

change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value and/or an inability to realize that value in a market transaction or secured lending transaction may have a material adverse effect on our results of operations, financial condition and liquidity.

Reserves and Exposures

Insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses. We regularly review the adequacy of the established liability for unpaid losses and loss adjustment expenses and conduct extensive analyses of our reserves during the year. Our loss reserves, however, may develop adversely. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process, particularly for long-tail casualty lines of business. These lines include, but are not limited to, general liability, commercial automobile liability, environmental, workers' compensation, excess casualty and crisis management coverages, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, Directors and Officers and products liability.

While we use a number of analytical reserve development techniques to project future loss development, reserves may be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. For example, in the fourth quarter of 2015, we recorded a net charge of $3.6 billion to strengthen our Non-Life Insurance Companies' loss reserves, reflecting adverse development in classes of business with long reporting tails, primarily in U.S. & Canada casualty, U.S. & Canada financial lines and run-off lines. These changes in loss cost trends or loss development factors could be due to difficulties in predicting changes, such as changes in inflation, unemployment duration, or other social or economic factors affecting claims, including the judicial environment. Any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time after we record the initial loss reserve estimates for any accident year or number of years. For a further discussion of our loss reserves, see Item 7. MD&A — Insurance Reserves —Non-Life Insurance Companies and Critical Accounting Estimates — Insurance Liabilities — Liability for Unpaid Losses and Loss Adjustment Expenses (Non-Life Insurance Companies).

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

Item 1A / risk factors

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

Reinsurance may not be available or affordable and may not be adequate to protect us against losses. Our subsidiaries are major purchasers of reinsurance and we use reinsurance as part of our overall risk management strategy. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured under our policies, it does make the reinsurer liable to them for the reinsured portion of the risk. For this reason, reinsurance is an important tool to manage transaction and insurance line risk retention and to mitigate losses from catastrophes. Market conditions beyond our control determine the availability and cost of reinsurance. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. As a result, we may, at certain times, be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In that case, we would have to accept an increase in exposure risk, reduce the amount of business written by our subsidiaries or seek alternatives in line with our risk limits. Additionally, we are exposed to credit risk with respect to our subsidiaries’ reinsurers to the extent the reinsurance receivable is not secured by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer may be unwilling to pay amounts we have recorded as reinsurance recoverable for any reason, including that (i) the terms of the reinsurance contract do not reflect the intent of the parties of the contract or there is a disagreement between the parties as to their intent, (ii) the terms of the contract cannot be legally enforced, (iii) the terms of the contract are interpreted by a court or arbitration panel differently than intended, (iv) the reinsurance transaction performs differently than we anticipated due to a flawed design of the reinsurance structure, terms or conditions, or (v) a change in laws and regulations, or in the interpretation of the laws and regulations, materially impacts a reinsurance transaction. The insolvency of one or more of our reinsurers, or inability or unwillingness to make timely payments under the terms of our contracts, could have a material adverse effect on our results of operations and liquidity. Additionally, the use of reinsurance placed in the capital markets, such as through catastrophe bonds, may not provide the same levels of protection as traditional reinsurance transactions and any disruption, volatility and uncertainty in the catastrophe bond market, such as following a major catastrophe event, may limit our ability to access such market on terms favorable to us or at all. Also, to the extent that we intend to utilize catastrophe bond transactions based on an industry loss index or other non-indemnity trigger rather than on actual losses incurred by us, we could be subject to residual risk. Our inability to obtain adequate reinsurance or other protection could have a material adverse effect on our business, results of operations and financial condition.

We currently have limited reinsurance coverage for terrorist attacks.  Further, the availability of private sector reinsurance for terrorism is limited. As a result, we rely heavily on the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA), which provides U.S. government risk assistance to the insurance industry to manage the exposure to terrorism incidents in the United States. TRIPRA was reauthorized in January 2015 and is scheduled to expire on December 31, 2020. Under TRIPRA, once our losses for certain acts of terrorism exceed a deductible equal to 20 percent of our commercial property and casualty insurance premiums for covered lines for the prior calendar year, the federal government will reimburse us for losses in excess of our deductible, starting at 85 percent of losses in 2015, and reducing by one percentage point each year, ending at 80 percent in 2020, up to a total industry program limit of $100 billion. TRIPRA does not cover losses in certain lines of business such as consumer property and consumer casualty.

For additional information on our reinsurance recoverable, see Item 7. MD&A — Enterprise Risk Management — Insurance Operations Risks — Reinsurance Recoverable.

Item 1A / risk factors

LIQUIDITY, CAPITAL AND CREDIT

AIG Parent’s ability to access funds from our subsidiaries is limited. As a holding company, AIG Parent depends on dividends, distributions and other payments from its subsidiaries to fund dividends on AIG Common Stock and to make payments due on its obligations, including its outstanding debt. The majority of our investments are held by our regulated subsidiaries. Our subsidiaries may be limited in their ability to make dividend payments or advance funds to AIG Parent in the future because of the need to support their own capital levels or because of regulatory limits or rating agency requirements. The inability of our subsidiaries to make payments, dividends or distributions in an amount sufficient to enable AIG Parent to meet its cash requirements could have an adverse effect on our operations, our ability to pay dividends or our ability to meet our debt service obligations.

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

AIG Parent’s ability to support our subsidiaries is limited. AIG Parent has in the past and expects to continue to provide capital to our subsidiaries as necessary to maintain regulatory capital ratios, comply with rating agency requirements and meet unexpected cash flow obligations.  If AIG Parent is unable to satisfy a capital need of a subsidiary, the credit rating agencies could downgrade the subsidiary insurer’s financial strength ratings or the subsidiary could become insolvent or, in certain cases, could be seized by its regulator.

Our subsidiaries may not be able to generate cash to meet their needs due to the illiquidity of some of their investments. Our subsidiaries have investments in certain securities that may be illiquid, including certain fixed income securities and certain structured securities, private company securities, investments in private equity funds and hedge funds, mortgage loans, finance receivables and real estate. Collectively, investments in these assets had a fair value of $59 billion at December 31, 2015. Adverse real estate and capital markets, and wider credit spreads, have in the past, and may in the future, materially adversely affect the liquidity of our other securities portfolios, including our residential and commercial mortgage‑related securities portfolios. In the event additional liquidity is required by one or more of our subsidiaries and AIG Parent is unable to provide it, it may be difficult for these subsidiaries to generate additional liquidity by selling, pledging or otherwise monetizing these less liquid investments.

A downgrade in the Insurer Financial Strength ratings of our insurance companies could limit their ability to write or prevent them from writing new business and retaining customers and business. Insurer Financial Strength (IFS) ratings are an important factor in establishing the competitive position of insurance companies. IFS ratings measure an insurance company’s ability to meet its obligations to contract holders and policyholders. High ratings help maintain public confidence in a company’s products, facilitate marketing of products and enhance its competitive position. Downgrades of the IFS ratings of our insurance companies could prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, or result in increased policy cancellations, lapses and surrenders, termination of assumed reinsurance contracts, or return of premiums. Under credit rating agency policies concerning the relationship between parent and subsidiary ratings, a downgrade in AIG Parent’s credit ratings could result in a downgrade of the IFS ratings of our insurance subsidiaries. Certain rating agencies recently revised our IFS ratings and ratings outlooks, primarily as a result of our reserve strengthening in the fourth quarter of 2015 and related concerns regarding our profitability outlook. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

Item 1A / risk factors

A downgrade in our credit ratings could require us to post additional collateral and result in the termination of derivative transactions. Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing. A downgrade of our long-term debt ratings by the major rating agencies would require us to post additional collateral payments related to derivative transactions to which we are a party, and could permit the termination of these derivative transactions. This could adversely affect our business, our consolidated results of operations in a reporting period or our liquidity. In the event of further downgrades of two notches to our long-term senior debt ratings, AIG would be required to post additional collateral of $95 million, and certain of our counterparties would be permitted to elect early termination of contracts. Certain rating agencies recently revised the outlook for our credit ratings, primarily as a result of our reserve strengthening in the fourth quarter of 2015 and related concerns regarding our profitability outlook. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

Business and operations

Interest rate fluctuations, increased lapses and surrenders, declining investment returns and other events may require our subsidiaries to accelerate the amortization of DAC and record additional liabilities for future policy benefits. We incur significant costs in connection with acquiring new and renewal insurance business. DAC represents deferred costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business. The recovery of DAC is generally dependent upon the future profitability of the related business, but DAC amortization varies based on the type of contract. For long-duration traditional business, DAC is generally amortized in proportion to premium revenue and varies with lapse experience.  Actual lapses in excess of expectations can result in an acceleration of DAC amortization.

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

We also periodically review products for potential loss recognition events, principally insurance-oriented products.  This review involves estimating the future profitability of in-force business and requires significant management judgment about assumptions including mortality, morbidity, persistency, maintenance expenses, and investment returns, including net realized capital gains (losses). If actual experience or estimates result in projected future losses, we may be required to amortize any remaining DAC and record additional liabilities through a charge to policyholder benefit expense, which could negatively affect our results of operations.  For further discussion of DAC and future policy benefits, see Item 7. MD&A — Critical Accounting Estimates and Notes 8 and 12 to the Consolidated Financial Statements.

Our restructuring initiatives may not yield our expected reductions in expenses and improvements in operational and organizational efficiency. We may not be able to fully realize the anticipated expense reductions and operational and organizational efficiency improvements we expect to result from our restructuring initiatives. Actual costs to implement these initiatives may exceed our estimates or we may be unable to fully implement these initiatives, and the implementation of these initiatives may harm our relationships with customers or employees or our competitive position. The successful implementation of these initiatives has required us and will continue to require us to effect workforce reductions, business rationalizations, systems enhancements, business process outsourcing, business and asset dispositions and other actions, which depend on a number of factors, some of which are beyond our control. If we are unable to realize these anticipated expense reductions and efficiency improvements or if implementing these initiatives harms our relationships with customers or employees or our competitive position, our businesses and results of operations may be adversely affected.

Item 1A / risk factors

Certain of our products have guarantees that may increase the volatility of our results. We offer variable annuity and life insurance products with features that guarantee a certain level of benefits, including guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB), guaranteed minimum accumulation benefits (GMAB), and products with guaranteed interest crediting rates tied to an index. In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWB and GMAB, including exposures to changes in equity prices, interest rates, credit spreads and volatilities. The hedging program utilizes derivative instruments, including but not limited to equity options, futures contracts, interest rate swap and swaption contracts, as well as fixed maturity securities with a fair value election. See Enterprise Risk Management – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Program for additional discussion of market risk management related to these product features. Nevertheless, differences between the change in fair value of GMWB and GMAB embedded derivatives and the related hedging portfolio can be caused by extreme and unanticipated movements in the equity markets, interest rates and market volatility, policyholder behavior and our inability to purchase hedging instruments at prices consistent with the desired risk and return trade-off.  While we believe that our actions have reduced the risks related to guaranteed benefits and guaranteed interest crediting, our exposure may not be fully hedged, and we may be liable if counterparties are unable or unwilling to pay, although the majority of our hedging derivative instruments are exchange-traded, exchange-cleared and/or highly collateralized. We also remain exposed to the risk that policyholder behavior and mortality may differ from our assumptions. Finally, while we believe the impact of downturns in equity markets, increased equity volatility or reduced interest rates would be mitigated by our economic hedging program, the occurrence of one or more of these events could result in an increase in the liabilities associated with the guaranteed benefits that is not fully offset by the hedging program, reducing our net income and shareholders’ equity. See Notes 4 and 13 to the Consolidated Financial Statements, Item 1 – Business – Regulation, and Item 7. MD&A – Critical Accounting Estimates for more information regarding these products.

Indemnity claims could be made against us in connection with divested businesses. We have provided financial guarantees and indemnities in connection with the businesses we have sold, as described in greater detail in Note 15 to the Consolidated Financial Statements. While we do not currently believe the claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity. See Note 15 to the Consolidated Financial Statements for more information on these financial guarantees and indemnities.

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

We may experience difficulty in marketing and distributing products through our current and future distribution channels. Although we distribute our products through a wide variety of distribution channels, we maintain relationships with certain key distributors. Distributors have in the past, and may in the future, elect to renegotiate the terms of existing relationships, or reduce or terminate their distribution relationships with us, including for such reasons as industry consolidation of distributors or other industry changes that increase the competition for access to distributors, developments in legislation or regulation that affect our business, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our businesses, operating results and financial condition.

Item 1A / risk factors

In addition, when our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution, despite our training and compliance programs. If our products are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner, we may suffer reputational and other harm to our business.

Significant legal proceedings may adversely affect our results of operations or financial condition. We are party to numerous legal proceedings, including class actions and regulatory and governmental investigations. Due to the nature of these proceedings, the lack of precise damage claims and the type of claims we are subject to, we cannot currently quantify our ultimate or maximum liability for these actions. Developments in these unresolved matters could have a material adverse effect on our consolidated financial condition or consolidated results of operations for an individual reporting period. Starr International Company, Inc. (SICO) has brought suit against the United States challenging the government’s assistance of AIG, pursuant to which (i) AIG entered into a credit facility with the Federal Reserve Bank of New York and (ii) the United States received an approximately 80 percent ownership interest in AIG.  The United States has alleged that AIG is obligated to indemnify the United States for any recoveries in these lawsuits.  A determination that the United States is liable for damages in such suits, together with a determination that AIG is obligated to indemnify the United States for any such damages, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a discussion of the SICO litigation and other unresolved matters, see Note 15 to the Consolidated Financial Statements.

If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could adversely affect our consolidated financial condition or results of operations.  We use computer systems to store, retrieve, evaluate and utilize customer, employee, and company data and information. Some of these systems in turn, rely upon third-party systems. Our business is highly dependent on our ability to access these systems to perform necessary business functions, including providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a natural disaster, a computer virus, unauthorized access, a terrorist attack or other disruption inside or outside the U.S., our systems may be inaccessible to our employees, customers or business partners for an extended period of time, and our employees may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems have in the past been, and may in the future be, subject to unauthorized access, such as physical or electronic break-ins or unauthorized tampering. Like other global companies, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. There is no assurance that our security measures will provide fully effective protection from such events.  AIG maintains cyber risk insurance, but this insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. In some cases, such unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations.

In addition, we routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to keep such information confidential, we may be unable to do so in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect personal, confidential or proprietary information. Furthermore, certain of our businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, the European Union or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The compromise of personal, confidential or proprietary information could result in remediation costs, legal liability, regulatory action and reputational harm.

The integration of companies we acquire from time to time may not be as successful as we anticipate. Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal and tax risks. Difficulties in integrating an acquired company may result in the acquired company performing differently than we expected or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition.

Item 1A / risk factors

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

In the U.S., the RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Virtually every state has adopted, in substantial part, the RBC Model Law promulgated by the NAIC, which specifies the regulatory actions the insurance regulator may take if an insurer’s RBC calculations fall below specific thresholds. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC ratio to a mandatory regulatory takeover of the company. Regulators at the federal and international levels are also considering the imposition of additional group-wide capital requirements on certain insurance companies designated as systemically important, that may augment state-law RBC standards that apply at the legal entity level, and such capital calculations may be made on bases other than the statutory statements of our insurance subsidiaries. See “Our status as a nonbank systemically important financial institution, as well as the enactment of Dodd-Frank, will subject us to substantial additional federal regulation, which may materially and adversely affect our businesses, results of operations and cash flows” and “Actions by foreign governments and regulators could subject us to substantial additional regulation” below for additional information on increased capital requirements that may be imposed on us. We cannot predict the effect these initiatives may have on our business, results of operations, cash flows and financial condition.

We provide products and services to certain employee benefit plans that are subject to restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The DOL has proposed a new regulation that could, if enacted as originally proposed, materially affect our ability to sell and service certain types of annuities and other investment products.  If the new DOL proposals are finalized as originally proposed, the investment-related information and support that our advisors and employees could provide to ERISA-covered plan sponsors, participants and IRA holders on a non-fiduciary basis could be substantially limited compared to what is allowed under current law, and these changes could have a material impact on the types and levels of and compensation structures associated with the investment products and services we provide.  For additional information, see Item 1 – Business – Regulation and Item 7 – MD&A – Executive Overview – Consumer Insurance Strategic Initiatives and Outlook.

The degree of regulation and supervision in foreign jurisdictions varies. AIG subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements and it is possible that local licenses may require AIG Parent to meet certain conditions. Licenses issued by foreign authorities to our subsidiaries are subject to modification and revocation. Accordingly, our insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect our results of operations, liquidity and financial condition, depending on the magnitude of the event and our financial exposure at that time in that country.

See Item 1. Business – Regulation for further discussion of our regulatory environment.

Item 1A / risk factors

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

Actions by foreign governments and regulators could subject us to substantial additional regulation.  We cannot predict the impact laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our businesses, results of operations or cash flows.  It is possible such laws and regulations, the impact of our designation as a global systemically important insurer (G-SII), our status as an Internationally Active Insurance Group (IAIG) and certain initiatives by the FSB and the IAIS, including, but not limited to, the application of HLA capital and the ongoing development of an ICS, and implementation of Solvency II in the European Union, may significantly alter our business practices, limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs.  It is possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions including the United States.

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

Attempts to efficiently manage the impact of Regulation XXX and Actuarial Guideline AXXX may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations. The NAIC Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees. In addition, NAIC  Actuarial Guideline 38 (AG 38, also referred to as Guideline AXXX) clarifies the application of Regulation XXX as to certain universal life insurance policies with secondary guarantees.

Our domestic Life Insurance Companies manage the capital impact of statutory reserve requirements under Regulation XXX and Guideline AXXX through affiliated reinsurance transactions, to maintain their ability to offer competitive pricing and successfully market such products. See Note 18 to the Consolidated Financial Statements for additional information on statutory reserving requirements under Regulation XXX and Guideline AXXX and our use of affiliated reinsurance. The NAIC and other state and federal regulators continue to focus on life insurers’ affiliated reinsurance transactions used to satisfy certain reserve requirements or to manage the capital impact of certain statutory reserve requirements, particularly transactions using captive insurance companies or special purpose vehicles. While our domestic Life Insurance Companies do

Item 1A / risk factors

not use captive or special purpose vehicle structures for this purpose, we cannot predict whether any applicable insurance laws or regulations will be changed in a way that prohibits or adversely impacts the use of affiliated reinsurance.  If regulations change, our statutory reserve requirements could increase, and we could be required to increase prices on our products or incur higher expenses to obtain reinsurance, which could adversely affect our competitive position, financial condition or results of operations. If our actions to efficiently manage the impact of Regulation XXX or Guideline AXXX on future sales of term and universal life insurance products are not successful, we may incur higher operating costs or our sales of these products may be affected.

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

An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income. As of December 31, 2015, we had a U.S. federal net operating loss carryforward of approximately $34.9 billion and $6.9 billion in foreign tax credits (tax loss and credit carryforwards). Our ability to use such tax attributes to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur when the percentage of AIG Parent's ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax loss and credit carryforwards arising from an ownership change under Section 382 would depend on the value of our equity at the time of any ownership change.  If we were to experience an “ownership change”, it is possible that a significant portion of our tax loss and credit carryforwards could expire before we would be able to use them to offset future taxable income.

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

The Plan is designed to reduce the likelihood of an “ownership change” by (i) discouraging any person or group from becoming a 4.99 percent shareholder and (ii) discouraging any existing 4.99 percent shareholder from acquiring additional shares of AIG Common Stock. The Protective Amendment generally restricts any transfer of AIG Common Stock that would (i) increase the ownership by any person to 4.99 percent or more of AIG stock then outstanding or (ii) increase the percentage of AIG stock owned by a Five Percent Stockholder (as defined in the Plan). Despite the intentions of the Plan and the Protective Amendment to deter and prevent an “ownership change”, such an event may still occur. In addition, the Plan and the Protective Amendment may make it more difficult and more expensive to acquire us, and may discourage open market purchases of AIG Common Stock or a non-negotiated tender or exchange offer for AIG Common Stock. Accordingly, the Plan and the Protective Amendment may limit a shareholder’s ability to realize a premium over the market price of AIG Common Stock in connection with any stock transaction.

Item 1A / risk factors

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

Competition for employees in our industry is intense, and we may not be able to attract and retain the highly skilled people we need to support our business. Our success depends, in large part, on our ability to attract and retain key people. Due to the intense competition in our industry for key employees with demonstrated ability, we may be unable to hire or retain such employees. In addition, we may experience higher than expected employee turnover and difficulty attracting new employees as a result of uncertainty from strategic actions and organizational and operational changes. Losing any of our key people also could have a material adverse effect on our operations given their skills, knowledge of our business, years of industry experience and the potential difficulty of promptly finding qualified replacement employees. Our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining key employees.

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

Item 1A / risk factors

Employee error and misconduct may be difficult to detect and prevent and may result in significant losses. There have been a number of cases involving fraud or other misconduct by employees in the financial services industry in recent years and we run the risk that employee misconduct could occur. Instances of fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, misuse of customer or proprietary information, or failure to comply with regulatory requirements or our internal policies may result in losses and/or reputational damage. It is not always possible to deter or prevent employee misconduct, and the controls that we have in place to prevent and detect this activity may not be effective in all cases.

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

Changes in our assumptions regarding the discount rate, expected rate of return, and expected compensation for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability. We determine our pension and other postretirement benefit plan costs based on assumed discount rates, expected rates of return on plan assets, expected increases in compensation levels and trends in health care costs. Changes in these assumptions, including from the impact of a sustained low interest rate environment, may result in increased expenses and reduce our profitability. See Note 20 to the Consolidated Financial Statements for further details on our pension and postretirement benefit plans.

ITEM 1B / UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2 / PROPERTIES

We operate from approximately 350 offices in the United States and approximately 500 offices in over 75 foreign countries. The following offices are located in buildings in the United States owned by us:

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

LOCATIONS OF CERTAIN ASSETS

As of December 31, 2015, approximately 10 percent of our consolidated assets were located outside the U.S. and Canada, including $659 million of cash and securities on deposit with regulatory authorities in those locations. See Note 3 to the Consolidated Financial Statements for additional geographic information. See Note 5 to the Consolidated Financial Statements for total carrying amounts of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities.

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

Item 5 / market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Part II

ITEM 5 / MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AIG’s common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG), as well as on the Tokyo Stock Exchange. There were approximately 29,245 stockholders of record of AIG Common Stock as of February 11, 2016.

The following table presents high and low closing sale prices of AIG Common Stock on the New York Stock Exchange Composite Tape for each quarter of 2015 and 2014, and the dividends declared per share during those periods:

	2015			2014
	High	Low	Dividends	High	Low	Dividends
First quarter	$56.42	$48.87	$0.125	$52.22	$46.88	$0.125
Second quarter	63.32	54.81	0.125	55.72	49.40	0.125
Third quarter	64.54	55.66	0.280	56.33	51.98	0.125
Fourth quarter	64.12	56.92	0.280	56.51	49.40	0.125

Dividends

On February 11, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 28, 2016 to shareholders of record on March 14, 2016.

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

For a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries, see Item 1A. Risk Factors — Liquidity, Capital and Credit — AIG Parent’s ability to access funds from our subsidiaries is limited, and Note 18 to the Consolidated Financial Statements.

EQUITY COMPENSATION PLANS

Our table of equity compensation plans will be included in the definitive proxy statement for AIG’s 2016 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the SEC no later than 120 days after the end of AIG’s fiscal year pursuant to Regulation 14A.

Item 5 / market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

PURCHASES OF EQUITY SECURITIES

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended December 31, 2015:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
October 1 - 31	10,363,200	$58.06	10,363,200	$2,926
November 1 - 30	10,964,737	61.45	10,964,737	2,252
December 1 - 31	31,566,100	61.53	31,566,100	3,310
Total	52,894,037	$60.83	52,894,037	$3,310

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On December 16, 2015, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $3.0 billion.

During the three-month period ended December 31, 2015, we repurchased approximately 53 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $3.2 billion.  Pursuant to an Exchange Act Rule 10b5-1 plan, from January 1 to February 11, 2016, we have repurchased approximately 44 million shares of AIG Common Stock for an approximate purchase price of $2.5 billion.

On February 11, 2016, our Board of Directors authorized an additional increase to the repurchase authorization of AIG Common Stock of $5.0 billion, resulting in a remaining authorization on such date of approximately $5.8 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

See Note 16 to the Consolidated Financial Statements for additional information on our share purchases.

Item 5 / market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities common Stock PERFORMANCE GRAPH

The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2010 to December 31, 2015) with the cumulative total return of the S&P’s 500 stock index (which includes AIG) and a peer group of companies consisting of 15 insurance companies to which we compare our business and operations:

• ACE Limited*	• Lincoln National Corporation
• AEGON, N.V.	• MetLife, Inc.
• Aflac Incorporated	• Principal Financial Group, Inc.
• Allianz Group	• Prudential Financial, Inc.
• AXA Group	• The Travelers Companies, Inc.
• The Chubb Corporation*	• XL Capital Ltd.
• CNA Financial Corporation	• Zurich Insurance Group
• The Hartford Financial Services Group, Inc.

* In January 2016, ACE Limited acquired The Chubb Corporation. The combined organization now operates as Chubb Limited.

Item 5 / market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Five-Year Cumulative Total Shareholder Returns

Value of $100 Invested on December 31, 2010

Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

	As of December 31,
	2010	2011	2012	2013	2014	2015
AIG	$100.00	$49.05	$74.64	$108.38	$120.02	$134.63
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	86.72	111.36	165.52	167.48	175.50
50

Item 6 / Selected financial data

ITEM 6 / SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
(in millions, except per share data)	2015	2014	2013	2012	2011
Revenues:
Premiums	$36,655	$37,254	$37,499	$38,189	$39,026
Policy fees	2,755	2,615	2,340	2,192	2,197
Net investment income	14,053	16,079	15,810	20,343	14,755
Net realized capital gains	776	739	1,939	1,087	803
Aircraft leasing revenue	-	1,602	4,420	4,504	4,508
Other income	4,088	6,117	6,866	4,899	3,861
Total revenues	58,327	64,406	68,874	71,214	65,150
Benefits, losses and expenses:
Policyholder benefits and losses incurred	31,345	28,281	29,503	32,036	33,523
Interest credited to policyholder account balances	3,731	3,768	3,892	4,340	4,432
Amortization of deferred policy acquisition costs	5,236	5,330	5,157	5,709	5,486
General operating and other expenses	12,686	13,138	13,564	13,013	11,783
Interest expense	1,281	1,718	2,142	2,319	2,444
Net loss on extinguishment of debt	756	2,282	651	32	2,908
Aircraft leasing expenses	-	1,585	4,549	4,138	5,401
Net (gain) loss on sale of properties and divested businesses	11	(2,197)	48	6,736	74
Total benefits, losses and expenses	55,046	53,905	59,506	68,323	66,051
Income (loss) from continuing operations before income taxes	3,281	10,501	9,368	2,891	(901)
Income tax expense (benefit)	1,059	2,927	360	(808)	(19,764)
Income from continuing operations	2,222	7,574	9,008	3,699	18,863
Income (loss) from discontinued operations, net of taxes	-	(50)	84	1	2,467
Net income	2,222	7,524	9,092	3,700	21,330
Net income (loss) from continuing operations attributable
to noncontrolling interests:	26	(5)	7	262	708
Net income attributable to AIG	2,196	7,529	9,085	3,438	20,622
Income per common share attributable to AIG
common shareholders
Basic
Income from continuing operations	1.69	5.31	6.11	2.04	9.65
Income (loss) from discontinued operations	-	(0.04)	0.05	-	1.36
Net income attributable to AIG	1.69	5.27	6.16	2.04	11.01
Diluted
Income from continuing operations	1.65	5.24	6.08	2.04	9.65
Income (loss) from discontinued operations	-	(0.04)	0.05	-	1.36
Net income attributable to AIG	1.65	5.20	6.13	2.04	11.01
Dividends declared per common share	0.81	0.50	0.20	-	-
Year-end balance sheet data:
Total investments	338,354	355,766	356,428	375,824	410,438
Total assets	496,943	515,581	541,329	548,633	553,054
Long-term debt	29,350	31,217	41,693	48,500	75,253
Total liabilities	406,733	408,309	440,218	449,630	442,138
Total AIG shareholders' equity	89,658	106,898	100,470	98,002	101,538
Total equity	90,210	107,272	101,081	98,669	102,393
51

Item 6 / Selected financial data

Book value per common share	75.10	77.69	68.62	66.38	53.53
Book value per common share, excluding Accumulated other
comprehensive income (loss)(a)	72.97	69.98	64.28	57.87	50.11
Book value per common share, excluding Accumulated other
comprehensive income (loss) and Deferred tax assets(a)	$58.94	$58.23	$52.12	$45.30	$39.57
ROE	2.2%	7.1%	9.2%	3.4%	24.1%
ROE - after-tax operating income, excluding AOCI(a)	3.1	6.9	7.4	7.1	2.6
ROE - after-tax operating income, excluding AOCI and DTA(a)	3.7	8.4	9.3	9.0	2.7

	Years Ended December 31,
(in millions, except per share data)	2015	2014	2013	2012	2011
Other data (from continuing operations):
Other-than-temporary impairments	$671	$247	$232	$1,050	$1,142
Adjustment to federal deferred tax valuation allowance	110	(181)	(3,165)	(1,907)	(18,307)
Catastrophe-related losses(b)	$731	$728	$787	$2,652	$3,307

(a) Book value per common share excluding Accumulated other comprehensive income (loss), Book value per common share excluding AOCI and Deferred Tax Assets (DTA), return on equity – after-tax operating income excluding AOCI and return on equity – after-tax operating income excluding AOCI and DTA are non-GAAP measures and the reconciliations are below.  See Item 7. MD&A — Use of Non‑GAAP Measures for additional information.

(b)  Catastrophe-related losses are generally weather or seismic events having a net impact on our property casualty businesses in excess of $10 million each.

Items Affecting Comparability Between Periods

The following are significant developments that affected multiple periods and financial statement captions. Other items that affected comparability are included in the footnotes to the table presented immediately above.

Adjustments to Federal Deferred Tax Valuation Allowance

We concluded that $18.4 billion of the deferred tax asset valuation allowance for the U.S. consolidated income tax group should be released through the Consolidated Statements of Income in 2011.  The valuation allowance resulted primarily from losses subject to U.S. income taxes recorded from 2008 through 2010. See Note 22 to the Consolidated Financial Statements for further discussion.

Capitalization and Book Value Per Common Share

On January 14, 2011, we completed a series of integrated transactions to recapitalize AIG (the Recapitalization) with the Department of the Treasury, the Federal Reserve Bank of New York (FRBNY) and AIG Credit Facility Trust, including the repayment of all amounts owed under the Credit Facility with the FRBNY (the FRBNY Credit Facility). As a result of the closing of the Recapitalization on January 14, 2011, the remaining preferred interests (the SPV Preferred Interests) in the special purpose vehicles that held remaining AIA Group Limited (AIA) shares and the proceeds of the AIA initial public offering and the American Life Insurance Company (ALICO) sale (the AIA SPV and ALICO SPV, respectively) held by the FRBNY of approximately $26.4 billion were purchased by AIG and transferred to the Department of the Treasury. The SPV Preferred Interests were no longer considered permanent equity on AIG’s Consolidated Balance Sheets, and were classified as redeemable noncontrolling interests.

Item 6 / Selected financial data

Asset Dispositions in 2011, 2014 and 2015

We completed the sale of ILFC on May 14, 2014, and in 2015 we sold all of our ordinary shares of AerCap Holdings N.V. (AerCap) received as part of the consideration for the sale of ILFC, as further discussed in Note 1 to the Consolidated Financial Statements. We also executed multiple asset dispositions in 2011.

Reconciliation of Non-GAAP measures included in Selected Financial Data

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI, and Book value per common share, excluding AOCI and DTA, which are non-GAAP measures. See Item 7. MD&A — Use of Non‑GAAP Measures for additional information.

	At December 31,
(in millions, except per share data)	2015	2014	2013	2012	2011
Total AIG shareholders' equity	$89,658	$106,898	$100,470	$98,002	$101,538
Accumulated other comprehensive income	2,537	10,617	6,360	12,574	6,481
Total AIG shareholders' equity, excluding AOCI	87,121	96,281	94,110	85,428	95,057

Deferred tax assets	16,751	16,158	17,797	18,549	20,007
Total AIG shareholders' equity, excluding AOCI and DTA	$70,370	$80,123	$76,313	$66,879	$75,050

Total common shares outstanding	1,193,916,617	1,375,926,971	1,464,063,323	1,476,321,935	1,896,821,482
Book value per common share	$75.10	$77.69	$68.62	$66.38	$53.53
Book value per common share, excluding AOCI	72.97	69.98	64.28	57.87	50.11
Book value per common share, excluding AOCI and DTA	$58.94	$58.23	$52.12	$45.30	$39.57

The following table presents a reconciliation of Return on equity to Return on equity, after-tax operating income, excluding AOCI, and Return on equity, after-tax operating income, excluding AOCI and DTA, which are non-GAAP measures.  See Item 7. MD&A — Use of Non‑GAAP Measures for additional information.

Years Ended December 31,
(dollars in millions)	2015	2014	2013	2012	2011
Net income (loss) attributable to AIG	$2,196	$7,529	$9,085	$3,438	$20,622
After-tax operating income attributable to AIG	2,927	6,630	6,650	6,542	2,021
Average AIG Shareholders' equity	101,558	105,589	98,850	101,873	85,639
Average AOCI	7,598	9,781	8,865	9,718	8,234
Average AIG Shareholders' equity, excluding average AOCI	93,960	95,808	89,985	92,155	77,405
Average DTA	15,803	16,611	18,150	19,250	2,500
Average AIG Shareholders' equity, excluding average AOCI and DTA	$78,157	$79,197	$71,835	$72,905	$74,905
ROE	2.2%	7.1%	9.2%	3.4%	24.1%
ROE - after-tax operating income, excluding AOCI	3.1	6.9	7.4	7.1	2.6
ROE - after-tax operating income, excluding AOCI and DTA	3.7	8.4	9.3	9.0	2.7
53

ITEM 7 / MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other publicly available documents may include, and officers and representatives of American International Group, Inc. (AIG) may from time to time make, projections, goals, assumptions and statements that may constitute “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as "will," “believe,” “anticipate,” “expect,” “intend,” “plan,” “focused on achieving,” “view,” “target,” "goal" or “estimate.” These projections, goals, assumptions and statements may address, among other things, our:

•    exposures to subprime mortgages, monoline insurers, the residential and commercial real estate markets, state and municipal bond issuers, sovereign bond issuers, the energy sector and currency exchange rates;

•    exposure to European governments and European financial institutions;

•    strategy for risk management;

•    sales of businesses;

•    restructuring of business operations;

•    generation of deployable capital;

•    strategies to increase return on equity and earnings per share;

•    strategies to grow net investment income, efficiently manage capital, grow book value per common share, and reduce expenses;

•    anticipated restructuring charges and annual cost savings;

•    anticipated business or asset divestitures or monetizations;

•    anticipated organizational and business changes;

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

It is possible that our actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

•    changes in market conditions;

•    negative impacts on customers, business partners and other stakeholders;

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

•    our ability to successfully manage run-off insurance portfolios;

•    our ability to successfully reduce costs and expenses and make business and organizational changes without negatively impacting client relationships or our competitive position;

•    our ability to successfully dispose of, or monetize, businesses or assets;

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

55

The MD&A is organized as follows:

Throughout the MD&A, we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

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

Book Value Per Common Share Excluding Accumulated Other Comprehensive Income (AOCI) and Book Value Per Common Share Excluding AOCI and Deferred Tax Assets (DTA) are used to show the amount of our net worth on a per-share basis. We believe these measures are useful to investors because they eliminate the effect of non-cash items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. Deferred tax assets represent U.S. tax attributes related to net operating loss carryforwards and foreign tax credits. Amounts for interim periods are estimates based on projections of full-year attribute utilization. Book Value Per Common Share Excluding AOCI is derived by dividing Total AIG shareholders’ equity, excluding AOCI, by Total common shares outstanding. Book Value Per Common Share Excluding AOCI and DTA is derived by dividing Total AIG shareholders’ equity, excluding AOCI and DTA, by Total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in Item 6. Selected Financial Data.

Return on Equity – After-tax Operating Income Excluding AOCI and Return on Equity – After-tax Operating Income Excluding AOCI and DTA are used to show the rate of return on shareholders’ equity. We believe these measures are useful to investors because they eliminate the effect of non-cash items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. Deferred tax assets represent U.S. tax attributes related to net operating loss carryforwards and foreign tax credits. Amounts for interim periods are estimates based on projections of full-year attribute utilization. Return on Equity – After-tax Operating Income Excluding AOCI is derived by dividing actual or annualized after-tax operating income attributable to AIG by average AIG shareholders’ equity, excluding average AOCI. Return on Equity – After-tax Operating Income Excluding AOCI and DTA is derived by dividing actual or annualized after-tax operating income attributable to AIG by average AIG shareholders’ equity, excluding average AOCI and DTA. The reconciliation to return on equity, the most comparable GAAP measure, is presented in Item 6. Selected Financial Data.

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

Item 7 / use of non-gaap measures

After-tax operating income attributable to AIG is derived by excluding the following items from net income attributable to AIG:

•    deferred income tax valuation allowance releases and charges;

•    changes in fair value of securities used to hedge guaranteed living benefits;

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

Item 7 / use of non-gaap measures

•      Commercial Insurance: Institutional Markets; Consumer Insurance: Retirement and Life

•    Pre‑tax operating income is derived by excluding the following items from pre‑tax income:

• changes in fair value of securities used to hedge guaranteed living benefits;	• changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains and losses; and
• net realized capital gains and losses;	• non-operating litigation reserves and settlements.

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

Item 7 / EXECUTIVE OVERVIEW

Executive Overview

This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in AIG’s securities. You should read this Annual Report on Form 10‑K in its entirety for a complete description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

As a result of the progress of the wind down and de-risking activities of the Direct Investment book (DIB) and the derivative portfolio of AIG Financial Products Corp. and related subsidiaries (collectively, AIGFP) included within Global Capital Markets (GCM), AIG has discontinued separate reporting of the DIB and GCM.  Their results are reported within Income from other assets, net, beginning in 2015. This reporting aligns with the manner in which AIG manages its financial resources. Prior periods are presented in the historical format for informational purposes.  AIG borrowings supported by assets continue to be managed as such with assets allocated to support the timely repayment of those liabilities. Assets previously held in the DIB and GCM that are otherwise not required to meet the obligations and capital requirements of the DIB and GCM have been made available to AIG Parent.

As part of our broad and on-going efforts to transform AIG for long-term competitiveness, in the third quarter of 2015 we finalized a series of initiatives focused on organizational simplification, operational efficiency, and business rationalization, which are expected to result in pre-tax restructuring and other costs of approximately $0.7 billion, as well as generate pre-tax annualized savings of approximately $0.7 billion to $0.8 billion when fully implemented. Results for 2015 include approximately $0.5 billion of pre-tax restructuring and other costs, composed of $0.3 billion of employee severance and one-time termination benefits, approximately $0.1 billion associated with the modernization of information technology platforms, and the balance relating to costs associated with consolidation of legal entities and exiting lower return lines of business. We expect the remaining $0.2 billion to be recognized through 2017, as well as approximately $0.3 billion of the aggregate pre-tax costs to result in cash expenditures.

On January 26, 2016, we announced several actions designed to create a leaner, more profitable and focused insurer. These actions include a plan to reorganize our operating model into “modular”, more self-contained business units to enhance transparency and accountability. Additionally, we are introducing a new Legacy Portfolio that aims to maximize value and release capital of certain run-off non-strategic assets and highlight progress on improving the ROE of our Operating Portfolio. When the new operating structure is finalized, the presentation of our segment results may be modified and prior periods’ presentation may be revised to conform to the new structure.

Item 7 / EXECUTIVE OVERVIEW

Executive Summary

Financial Performance

Commercial Insurance pre‑tax operating income decreased in 2015, compared to 2014 primarily due to a higher underwriting loss in Property Casualty due to an increase in net adverse prior year loss reserve development. In addition net investment income in Property Casualty and Institutional Markets decreased in 2015 compared to 2014.

Consumer Insurance pre-tax operating income decreased in 2015, compared to 2014, reflecting lower net investment income, less favorable adjustments related to the update of  actuarial assumptions, less favorable mortality experience in Life, and an underwriting loss in Personal Insurance in 2015. These decreases were partially offset by higher policy and advisory fees in 2015 compared to 2014, driven by growth in separate account assets under management in Retirement.

Our investment portfolio performance declined in 2015, compared to 2014 due to lower income on alternative investments, primarily related to hedge fund performance, lower income on investments for which the fair value option was elected, and lower reinvestment yields.

Net realized capital gains increased slightly in 2015, compared to 2014, due to higher net realized capital gains from sales of equity securities and fair value gains on embedded derivatives related to variable annuity guarantee features, net of hedges, compared to fair value losses in the prior year, mostly offset by an increase in other-than-temporary impairment charges and impairments on investments in life settlements.

Item 7 / EXECUTIVE OVERVIEW

Our Performance – Selected Indicators

Years Ended December 31,
(in millions, except per share data and ratios)	2015	2014	2013
Results of operations data:
Total revenues	$58,327	$64,406	$68,874
Income from continuing operations	2,222	7,574	9,008
Net income attributable to AIG	2,196	7,529	9,085
Net income per common share attributable to AIG
(diluted)	1.65	5.20	6.13
After-tax operating income attributable to AIG	$2,927	$6,630	$6,650
After-tax operating income per common share
attributable to AIG (diluted)	2.19	4.58	4.49
Key metrics:
Commercial Insurance
Pre-tax operating income	$1,652	$5,510	$4,980
Property Casualty combined ratio	115.0	100.2	101.6
Property Casualty accident year combined ratio, as
adjusted	95.0	94.2	95.1
Property Casualty net premiums written	$20,436	$21,020	$20,880
Mortgage Guaranty domestic first-lien new insurance
written	50,842	42,038	49,356
Institutional Markets premiums and deposits	1,782	3,797	991
Consumer Insurance
Pre-tax operating income	$3,378	$4,474	$4,564
Personal Insurance combined ratio	101.3	99.9	101.5
Personal Insurance accident year combined ratio, as
adjusted	100.2	99.5	102.1
Personal Insurance net premiums written	$11,580	$12,412	$12,700
Retirement premiums and deposits	25,241	24,023	23,729
Life premiums and deposits	4,974	4,806	4,862
Life Insurance Companies assets under management	338,032	332,847	317,977

		December 31,	December 31,
(in millions, except per share data)		2015	2014
Balance sheet data:
Total assets		$496,943	$515,581
Long-term debt		29,350	31,217
Total AIG shareholders’ equity		89,658	106,898
Book value per common share		75.10	77.69
Book value per common share, excluding AOCI		72.97	69.98
Book value per common share, excluding AOCI and DTA		58.94	58.23

Years Ended December 31,	2015	2014	2013
Return on equity	2.2%	7.1%	9.2%
Return on equity - after-tax operating income, excluding AOCI	3.1	6.9	7.4
Return on equity - after-tax operating income, excluding AOCI and DTA	3.7	8.4	9.3

Item 7 / EXECUTIVE OVERVIEW

Total revenues (in millions)	Income from continuing operations (in millions)

Net income ATTRIBUTABLE TO AIG (in millions)	Net INCOME PER COMMON SHARE ATTRIBUTABLE TO AIG (DILUTED)

After-tax operating income attributable to aig (excludes net realized capital gains and certain other items) (in millions)	Pre-tax operating income (loss) by segment (in millions)

*    Includes a gain of $1.4 billion associated with the completion of the sale of ILFC.

Item 7 / EXECUTIVE OVERVIEW

TOTAL ASSETS (in millions)	Long-term debt (in millions)

Total AIG shareholders’ equity (in millions)	Book value per common share and book value per common share excluding aoci

*    Includes operating borrowings of other subsidiaries and consolidated investments and hybrid debt securities.

Item 7 / EXECUTIVE OVERVIEW

Investment Highlights

Net investment income decreased to $14.1 billion in 2015 compared to $16.1 billion in 2014 due to lower income on alternative investments, primarily related to hedge fund performance, lower income on assets for which the fair value option was elected, and lower reinvestment yields. While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities, mortgage loans and other fixed income investments with favorable risk versus return characteristics to improve yields and increase net investment income.

Net unrealized gains in our available for sale portfolio decreased to approximately $8.8 billion as of December 31, 2015, from approximately $19.0 billion as of December 31, 2014, primarily due to a rise in rates, widening of credit spreads and sale of equity securities.

The overall credit rating of our fixed maturity securities portfolio remains largely unchanged from December 31, 2014.

Liquidity and Capital Resources Highlights

We reduced our debt by $1.9 billion in 2015, primarily as a result of maturities, repayments and repurchases of $10.0 billion, offset in part by new debt issuances of $6.9 billion. We reduced the average cost of our financial debt from 5.34 percent per annum in 2014 to 4.92 percent per annum in 2015 and extended the maturity profile of our debt in 2015.

We maintained financial flexibility at AIG Parent in 2015   through $3.2 billion in dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $4.6 billion in dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies. The dividends that AIG Parent received in 2015 included $2.8 billion of dividends that were declared during the fourth quarter of 2014.

Our Board of Directors increased our previous share repurchase authorization of AIG Common Stock, par value $2.50 per share (AIG Common Stock), by an additional $5.0 billion on February 11, 2016, resulting in a remaining authorization on such date of approximately $5.8 billion. During 2015, we repurchased approximately 182 million shares of AIG Common Stock for an aggregate purchase price of approximately $10.7 billion. The total number of shares of AIG Common Stock repurchased in 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014. Pursuant to a Securities and Exchange Act of 1934 (Exchange Act) Rule 10b5-1 plan, from January 1 to February 11, 2016, we have repurchased approximately $2.5 billion of additional shares of AIG Common Stock.

We paid a cash dividend on AIG Common Stock of $0.125 per share on each of March 26, 2015 and June 25, 2015, and $0.28 per share on each of September 28, 2015 and December 21, 2015.

Our Board of Directors declared a cash dividend on AIG Common Stock on February 11, 2016 of $0.32 per share, payable on March 28, 2016 to shareholders of record on March 14, 2016.

We received net cash proceeds of approximately $4.2 billion in the aggregate from the sale of approximately 97.6 million ordinary shares of AerCap in June and September 2015.

We received gross cash proceeds of approximately $1.3 billion from our sale of 617 million ordinary H shares of PICC P&C by means of a placement to certain institutional investors.

Additional discussion and other liquidity and capital resources developments are included in Note 16 to the Consolidated Financial Statements and Liquidity and Capital Resources herein.

Item 7 / EXECUTIVE OVERVIEW

Strategic Outlook

Industry Trends

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in 2015, characterized by factors such as historically low interest rates, instability in the global equity markets, volatile energy markets and slowing growth in emerging markets, China and Euro-Zone economies.

Interest rates remain low relative to historical levels, which has affected our industry by reducing investment returns and unfavorably affecting loss reserve discounting, primarily related to our workers’ compensation reserves. In addition, current market conditions may not necessarily permit insurance companies to increase pricing across all our product lines.

Currency volatility in 2015 was particularly acute compared to recent years, as the three major foreign currencies (Japanese yen, euro, and British pound) that we transact in weakened considerably against the U.S. dollar.  Such volatility affected line item components of income for those businesses with substantial international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on underwriting results, however, is significantly mitigated, as both revenues and expenses are similarly affected.

These currencies may continue to fluctuate, in either direction, and such fluctuations will affect net premiums written growth trends reported in U.S. dollars, as well as financial statement line item comparability.

See Results of Operations – Foreign Currency Impact; Results of Operations – Segment Results – Pre-Tax Income Comparison for 2015 and 2014; Results of Operations – Commercial Insurance – Property Casualty Net Premiums Written by Region; and Results of Operations – Consumer Insurance – Personal Insurance Net Premiums Written by Region.

AIG Priorities for 2016

AIG is focused on the following priorities for 2016:

•      Improving our Return on Equity (ROE)

•      Creating a leaner, more profitable and focused insurer by reorganizing our operating model into “modular”, more self-contained business units to enhance transparency and accountability, including through the introduction of a new Legacy Portfolio that aims to maximize value and release capital from run-off of non-strategic assets

•      Reducing general operating expenses

•      Improving the Commercial Insurance Property Casualty accident year loss ratio

•      Returning excess capital to shareholders

•      Growing book value per common share

Outlook for Our Operating Businesses

The outlook for each of our businesses and management initiatives to improve growth and performance in 2016 and over the longer term is summarized below.

Item 7 / EXECUTIVE OVERVIEW

Commercial insurance Outlook AND Strategic initiatives

Market Conditions and Industry Trends

Commercial Insurance expects the current low interest rate environment relative to historical levels, currency volatility, and ongoing uncertainty in global economic conditions will continue to limit growth and profitability in some markets and challenge growth of net investment income. Due to these conditions and overcapacity in the property casualty insurance industry, Commercial Insurance has continued to diversify its business focusing on growing profitable segments and geographies, exiting unprofitable lines and developing advanced data and analytics to improve profitability.

Property Casualty

Property Casualty has observed improving trends in certain key indicators that may partially offset the effect of current economic challenges. In 2015, the property casualty insurance industry experienced modest growth and an increase in overall exposures in certain markets, although this growth may be leveling off. Property Casualty also expects that expansion in certain growth economies will continue at a faster pace than in developed countries, but at levels lower than those previously expected due to revised economic assumptions. As a result of its ongoing strategy to optimize its portfolio and maintain underwriting discipline, Property Casualty expects that net premiums written for the U.S. Casualty line will continue to decline through 2016.

Overall, Property Casualty experienced a modest increase in rate pressure in 2015 compared to 2014. Property Casualty expects that trend to continue in the near term, particularly in certain lines including in the U.S. Property Excess and Surplus market. Property Casualty continues to differentiate its underwriting capacity from its peers by leveraging its global footprint, diverse product offering, risk engineering expertise and significant underwriting experience.

In the U.S., Property Casualty’s exposure to terrorism risk is mitigated by TRIPRA in addition to limited private reinsurance protections. For additional information on TRIPRA, see Item 1A. Risk Factors — Reserves and Exposures and Item 7. MD&A — Enterprise Risk Management — Insurance Operations Risks — Non-Life Insurance Companies Key Insurance Risks — Terrorism Risk.

Mortgage Guaranty

During 2015, the U.S. market experienced an increase in mortgage loan originations driven by a decrease in residential  mortgage  interest  rates in the latter part of 2014 that persisted throughout most of 2015, and experienced increased purchase volume that was favorably impacted by a drop in unemployment, improving housing prices, and lower down payment requirements.  In addition, the current economic environment has favorably impacted incurred losses through fewer delinquencies and higher cure rates. If the current economic environment persists, Mortgage Guaranty expects to benefit through increased purchase volume and, for policies  originated in the higher interest rate environment prior to 2012, increased refinancing  activity.  Mortgage Guaranty also expects current interest rates to have a favorable impact on the persistency of business written during 2012 and the first half of 2013, since refinancing would be unattractive to homeowners who originated mortgages at the lower residential mortgage interest rates prevalent in that time period.

Mortgage Guaranty also  expects  that  the delinquency rate and cure rate will remain close to 2015 levels during  2016.  Mortgage Guaranty believes  the  combination  of  the factors described above will  result  in  favorable  operating  results  for  2016.

On December 31, 2015, the Private Mortgage Insurer Eligibility Requirements (PMIERs) issued by Fannie Mae and Freddie Mac (collectively, the GSEs) became effective. Mortgage Guaranty met the PMIERs requirements as of December 31, 2015. Subject to interpretation and the prospective amendment of the new requirements by the GSEs, Mortgage Guaranty’s minimum required assets under PMIERs was $3.0 billion as of December 31, 2015, and its estimated available assets were $3.6 billion, exceeding the required assets by $600 million.

Item 7 / EXECUTIVE OVERVIEW

Institutional Markets

Institutional Markets is expected to continue growing its assets under management from the structured settlement business and the stable value wrap business, as well as from disciplined growth through the pursuit of select opportunities related to pension buyouts. Volatility in the earnings of our alternative investment portfolio will continue to affect Institutional Markets’ results.

Strategic Initiatives

Customer — Strive to be our clients’ most valued insurer by offering innovative products, superior service and access to an extensive global network.

Sharpen Commercial Focus — Achieve ROE in excess of target across our businesses primarily through improvements in our loss ratio.  Improve our business portfolio through risk selection by using enhanced data, analytics and the application of science to deliver superior risk-adjusted returns. Exit or remediate targeted sub-segments of underperforming portfolios that do not meet our risk acceptance or profitability objectives.

Drive Efficiency — Reorganize our operating model into “modular”, more self-contained business units to enhance decision making, transparency and accountability, driving performance improvement and strategic flexibility over time; increase capital fungibility and diversification, streamline our legal entity structure, optimize reinsurance, improve tax efficiency and reduce expenses.

Invest to Grow — Grow our higher-value businesses while investing in transformative opportunities, continuing initiatives to modernize our technology and infrastructure, advancing our engineering capabilities, innovating new products and client risk services and delivering a better client experience.

Customer

Our vision is to be our clients’ most valued insurer. We expect that investments in underwriting, claims services, client risk services, science and data will continue to differentiate us from our peers and drive a superior client experience. For example, during the fourth quarter, AIG increased global commercial property limits to $2.5 billion per occurrence from $1.5 billion, in response to increased demand for capacity and services from clients managing complex global risks and increasing property values. This increase was the result of recent investments in engineering and analytical capabilities, which in turn allowed us to secure meaningful support from a panel of long-standing reinsurers.

Sharpen Commercial Focus

Exit or remediate targeted underperforming portfolios

Commercial Insurance is focused on the products where we have the most potential to deliver value.  Experience and emerging data indicate that there are consistently under-performing sub-segments of our business.  We will grow where we see opportunity and we will exit or remediate underperforming portfolios.  We will continue to further enhance our risk selection process and refine technical pricing through enhanced tools and analytics to achieve this goal.

Item 7 / EXECUTIVE OVERVIEW

Drive Efficiency

Narrow geographic footprint while continuing to maintain and improve multinational capabilities

Commercial Insurance, along with our other businesses, continues to evaluate the markets and geographies that provide the greatest opportunities, while maintaining the global footprint that our multinational clients greatly value.  Additionally, we will continue to leverage our various off-shore centers, taking advantage of opportunities to centralize and standardize processes and platforms. We believe there is great opportunity to further streamline our operating model.

Expand and optimize the use of reinsurance and other risk mitigating strategies

Commercial Insurance continues to execute capital management initiatives by enhancing broad‑based risk tolerance guidelines for its operating units, implementing underwriting strategies to increase ROE by line of business and reducing exposure to businesses with inadequate pricing and increased loss trends. Commercial Insurance remains focused on enhancing its global reinsurance strategy to improve overall capital efficiency, although this strategy may lead to periodic income statement volatility.

Accelerate micro-segmentation of risks using internal and external data

Property Casualty continues to improve decision-making, risk acceptance and pricing based on its ongoing efforts to refine segmentation by customer, industry and geography. For example, after enhancing the segmentation of workers’ compensation, Property Casualty has observed different experience and trends, which helps inform its risk appetite, pricing and loss mitigation decisions.

Invest to Grow

Grow most profitable lines

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

Mortgage Guaranty expects to continue as a leading provider of mortgage insurance and seeks to differentiate itself from its competitors by utilizing its proprietary risk-based pricing strategy. This pricing strategy provides Mortgage Guaranty’s customers with mortgage insurance products that are priced commensurate with the underwriting risk, which we believe will result in an appropriately priced, high-quality book of business.  As announced on January 26, 2016, we plan to conduct an initial public offering of up to 19.9 percent of Mortgage Guaranty, subject to regulatory and GSE approval, as a first step towards a full separation.

Institutional Markets is expected to continue growing the structured settlement business and continue contributing to growth in assets under management with stable value wraps and utilizing a disciplined approach to growth and diversification of our business by pursuing select opportunities in areas such as the pension buyout business.

Item 7 / EXECUTIVE OVERVIEW

consumer insurance Outlook AND STRATEGIC INITIATIVES

Market Conditions and Industry Trends

Retirement

Increasing life expectancy and reduced expectations for traditional retirement income from defined benefit programs and fixed income securities are leading Americans to seek additional financial security as they approach retirement. The strong demand for individual variable and fixed index annuities with guaranteed income features has attracted increased competition in this product space.  In addition, higher tax rates and a desire for better investment returns have prompted less risk-averse investors to seek products without guaranteed living benefits, providing the opportunity to further diversify our product portfolio by offering investment-focused variable annuities.

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products. In addition, more highly leveraged competitors have entered the market offering higher crediting rates. As long as the low interest rate environment continues, conditions will be challenging for the fixed annuity market. Rapidly rising interest rates could create the potential for increased surrenders. Customers are, however, currently buying fixed annuities with longer surrender periods in pursuit of higher returns, which may help mitigate the rate of increase in surrenders in a rapidly rising rate environment. Low interest rates have also driven strong sales growth of our fixed index annuity products, which provide additional interest crediting tied to favorable performance in certain equity market indices.

Consumer Insurance provides products and services to certain employee benefit plans that are subject to restrictions imposed by ERISA and the Internal Revenue Code, including rules that generally restrict the provision of investment advice to ERISA plans and participants and IRA holders if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen.  In April 2015, the DOL issued a proposed regulation that would, if enacted, expand the definition of "investment advice," which would substantially expand the range of activities considered to be fiduciary investment advice under ERISA and the Internal Revenue Code. For additional information on the DOL proposed regulation, see Item 1 – Business – Regulation – Other Regulatory Developments - ERISA Considerations.  The DOL proposed regulation has generated substantial attention in our industry.  If the final DOL regulation and related guidance were to be finalized as originally proposed, it may be necessary for us, and our competitors, to materially modify product design, marketing, and compensation arrangements with distribution partners and financial advisors for certain products and services.  It could also impose additional requirements and/or limitations on certain services that our advisors and employees could provide to ERISA plan sponsors, ERISA plan participants, and IRA holders.  These changes could materially affect our ability to sell or service certain types of annuities and other investment products. Once we have fully evaluated the impact of the final rule, we intend to strategically invest in the most attractive post-DOL opportunities across the market.

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

Item 7 / EXECUTIVE OVERVIEW

Personal Insurance

The need for full life cycle products and coverage, increases in personal wealth accumulation, and awareness of insurance protection and risk management continue to support the growth of the Personal Insurance industry. Our Personal Insurance operations focus on group and corporate clients, together with individual customers within national markets.  We expect the demand for multinational cross-boundary coverage and services to increase due to the internationalization of clients and customers. AIG’s global presence provides  Personal Insurance a distinct competitive advantage.

In Japan, the competition for auto insurance has intensified, in part driven by a decline in new car sales and the existence of fewer major insurers. Growth in property insurance generally reflects increases in new housing starts and heightened demand before the duration restriction on long-term fire insurance became effective in October 2015. In the U.S., we compete in the high net worth market and will continue to take advantage of market consolidation and expand our innovative products and services to distribution partners and clients.  Outside of Japan and the U.S., our Personal Insurance operating segment continues to invest selectively in markets where we believe higher potential for sustainable profitability exists.

Strategic Initiatives

Customer — Strive to be our clients’ most valued insurer. Through our unique franchise, which brings together a broad portfolio of retirement, life insurance and personal insurance products offered through multiple distribution networks, Consumer Insurance aims to provide customers with the products and services they desire, delivered through the channels they prefer.

Information-driven Strategy —  Utilize customer insight, analytics and the application of science to optimize customer acquisition, product profitability, product mix, channel performance and risk management capabilities.

Sharpen Consumer Focus — Invest in areas where Consumer Insurance can grow profitably and sustainably. Target growth in select markets according to market size, growth potential, market maturity and customer demographics and narrow our footprint in less profitable markets with insufficient scale.

Operational Effectiveness — Simplify processes and enhance operating environments to increase competitiveness, improve service and product capabilities and facilitate delivery of our target customer experience.

Investment Strategy — Maintain a diversified, high quality portfolio of fixed maturity securities that largely matches the duration characteristics of the related insurance liabilities, and pursue selective yield-enhancement opportunities that meet liquidity, risk and return objectives.

Profitability and Capital Management — Deliver solid earnings through disciplined pricing, sustainable underwriting improvements, expense reductions and diversification of risk, and increase capital efficiency within insurance entities to enhance return on equity.

Customer

In striving to be our clients’ most valued insurer, we have implemented initiatives to better serve our target segments. Our focus on ease of doing business for consumers and producers includes enhancements to our platforms and services.  We are working to expand relationships with key distribution partners to offer our products across multiple distribution channels.

Item 7 / EXECUTIVE OVERVIEW

Information-driven Strategy

We believe that strengthening our information-driven decision making and marketing capabilities through the use of enhanced analytics, stronger platforms and tools, a well-designed product portfolio and expanded relationships may allow us to bring more effective product solutions to our chosen markets.

We focus on rate adequacy through our global underwriting practices and tools and analytics, and seek to optimize the value of our business lines through product and portfolio management and refined technical pricing. We strive to deliver leading customer experience and efficiency through claims best practices, deployment of enhanced operating structures and standardized processes and systems, while managing claims-handling efficiency.

Sharpen Consumer Focus

Retirement Income Solutions intends to continue capitalizing on the opportunity to meet consumer demand for guaranteed income by maintaining competitive variable annuity product offerings, while managing risk from guarantee features through risk-mitigating product design and well-developed economic hedging capabilities. Retirement Income Solutions continues to invest in hedging and market risk management capabilities. Retirement Income Solutions is also focused on diversifying its product portfolio by growing sales of fixed index annuities with guarantee features, which provide additional income solutions for consumers approaching retirement, and introducing new investment-focused variable annuities, which offer various investment options, including alternative asset classes, to investors seeking higher returns.

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

Life will continue to invest to position itself for growth, serve its customers more effectively, and maintain pricing discipline in its overall strategy. Life’s organization has been aligned to serve its customers in the Americas, Asia Pacific and EMEA regions with a focus on the demographic, governmental and socioeconomic trends unique to each region.  As part of this initiative, our Group Benefits business recently merged with our U.S. Life, Health and Disability business to focus on strong existing relationships with multi-line and specialty producers. In 2016, we announced a plan to improve capital efficiency by using reinsurance to reduce certain statutory reserves that are above economic requirements in our domestic Life business.

Personal Insurance aims to provide clients with the products and services they desire, delivered through the channels they prefer.  We continue to focus and invest in the most profitable markets and segments, while narrowing our footprint where appropriate. We are also leveraging our multinational capabilities to meet the increasing demand for cross-border coverage and services. Personal Insurance will continue to utilize its strong risk management and market expertise to foster growth by providing innovative and competitive solutions to its customers and distributors.

Operational Effectiveness

We are continuing to invest in initiatives that we believe will make our operating platforms simpler and more agile, enabling us to provide superior service and accommodate future growth. In Japan, we continue to invest in technology to improve operating efficiency and ease of doing business for our distribution partners and customers. In the U.S. Life business, we are focused on leveraging our most efficient systems and increasing automation of our underwriting process. We believe that simplifying our operating models will enhance productivity and support further profitable growth.

Investment Strategy

Item 7 / EXECUTIVE OVERVIEW

Our investment objective is to maintain a diversified, high quality portfolio of fixed maturity securities having weighted average durations that are matched to the duration and cash flow profile of our liabilities, to the extent practicable. Our investment strategy is to maximize net investment income and portfolio value, subject to liquidity requirements, capital constraints, diversification requirements, asset-liability matching and available investment opportunities. While a portfolio of alternative investments remains a fundamental component of the investment strategy of the Life Insurance Companies, we intend to reduce the overall size of the hedge fund portfolio, in light of changing market conditions and perceived market opportunities, and to continue reducing the size of the private equity portfolio. See Investments for additional discussion of investment strategies. If these reductions were to include the sale of alternative investments that support certain payout annuities, we could incur additional loss recognition expense on such products, due to updating assumptions to reflect reinvestment at lower future yields. See Critical Accounting Estimates – Insurance Liabilities - Future Policy Benefits for Life and Accident and Health Insurance Contracts (Life Insurance Companies) for discussion of assumptions related to loss recognition testing.

Profitability and Capital Management

We are focused on enhancing profitability and capital efficiency within our insurance entities through disciplined pricing, in-force profitability management, effective management of risk and expense reductions. For product lines where we have significant equity market risk and exposure to changes in interest rates, we use risk management tools, such as the risk mitigation product features and hedging program in our Retirement Income Solutions and Group Retirement annuity businesses. Additionally, our scale and the breadth of our product offerings provide diversification of risk. Within our Non-Life Insurance Companies, we continue to increase capital efficiency.

In conjunction with our strategic active divestiture program, we announced on January 26, 2016 that we have agreed to sell AIG Advisor Group, our network of independent broker-dealers, to investment funds affiliated with Lightyear Capital LLC and PSP Investments. The transaction is expected to close in the second quarter of 2016, subject to regulatory approvals.

See Results of Operations — Consumer Insurance and Insurance Reserves for additional information about our Consumer Insurance businesses.

Item 7 /  Results of Operations

Results of Operations

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three-year period ended December 31, 2015. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment discussion. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section of this MD&A.

The following table presents our consolidated results of operations:

Years Ended December 31,				Percentage Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Premiums	$36,655	$37,254	$37,499	(2)%	(1)%
Policy fees	2,755	2,615	2,340	5	12
Net investment income	14,053	16,079	15,810	(13)	2
Net realized capital gains	776	739	1,939	5	(62)
Aircraft leasing revenue	-	1,602	4,420	NM	(64)
Other income	4,088	6,117	6,866	(33)	(11)
Total revenues	58,327	64,406	68,874	(9)	(6)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	31,345	28,281	29,503	11	(4)
Interest credited to policyholder account balances	3,731	3,768	3,892	(1)	(3)
Amortization of deferred policy acquisition costs	5,236	5,330	5,157	(2)	3
General operating and other expenses	12,686	13,138	13,564	(3)	(3)
Interest expense	1,281	1,718	2,142	(25)	(20)
Loss on extinguishment of debt	756	2,282	651	(67)	251
Aircraft leasing expenses	-	1,585	4,549	NM	(65)
Net (gain) loss on sale of divested businesses	11	(2,197)	48	NM	NM
Total benefits, losses and expenses	55,046	53,905	59,506	2	(9)
Income from continuing operations before
income tax expense	3,281	10,501	9,368	(69)	12
Income tax expense	1,059	2,927	360	(64)	NM
Income from continuing operations	2,222	7,574	9,008	(71)	(16)
Income (loss) from discontinued operations,
net of income tax expense	-	(50)	84	NM	NM
Net income	2,222	7,524	9,092	(70)	(17)
Less: Net income (loss) attributable to noncontrolling
interests	26	(5)	7	NM	NM
Net income attributable to AIG	$2,196	$7,529	$9,085	(71)%	(17)%

For the year ended December 31, 2015, the effective tax rate on income from continuing operations was 32.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits of $195 million associated with tax exempt interest income, $127 million related to reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, $58 million associated with the effect of foreign operations, and $109 million related to the partial completion of the Internal Revenue Service examination covering tax year 2006, partially offset by $324 million of tax charges and related interest associated with increases in uncertain tax positions related to cross border financing transactions, and $110 million related to increases in the deferred tax asset valuation allowances associated with certain foreign jurisdictions. See Note 22 to the Consolidated Financial Statements for additional information.

For the year ended December 31, 2015, our repatriation assumptions related to certain European operations changed, and related foreign earnings are now considered to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active non-U.S. business operations. Further, we do not intend to repatriate these earnings to fund U.S. operations.  As a result, U.S. deferred taxes have not been provided on $1.8 billion of accumulated earnings, including accumulated other comprehensive income, of these non-U.S. affiliates. Potential U.S. income tax liabilities related to such earnings would be offset, in whole or in part, by allowable foreign tax credits resulting from foreign taxes paid to foreign jurisdictions in which such operations are located.  As a result, we currently believe that any incremental U.S. income tax

Item 7 /  Results of Operations

liabilities relating to indefinitely reinvested foreign earnings would not be significant. Deferred taxes have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

For the year ended December 31, 2014, the effective tax rate on income from continuing operations was 27.9 percent.  The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits of $236 million associated with tax exempt interest income, $209 million related to a decrease in the U.S. Life Insurance Companies’ capital loss carryforward valuation allowance, $182 million of income excludible from gross income related to the global resolution of certain residential mortgage-related disputes and $68 million associated with the effect of foreign operations.  See Note 22 to the Consolidated Financial Statements for additional information.

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

The following table presents a reconciliation of net income attributable to AIG to after-tax operating income attributable to AIG:

Years Ended December 31,
(in millions)	2015	2014	2013
Net income attributable to AIG	$2,196	$7,529	$9,085
Uncertain tax positions and other tax adjustments	112	59	791
Deferred income tax valuation allowance (releases) charges	110	(181)	(3,237)
Changes in fair value of securities used to hedge guaranteed
living benefits	28	(169)	105
Changes in benefit reserves and DAC, VOBA and SIA
related to net realized capital gains (losses)	10	141	1,148
Other (income) expense - net	151	-	47
Loss on extinguishment of debt	491	1,483	423
Net realized capital gains	(476)	(470)	(1,285)
(Income) loss from discontinued operations	-	50	(84)
(Income) loss from divested businesses	16	(1,462)	117
Non-operating litigation reserves and settlements	(53)	(350)	(460)
Reserve development related to non-operating run-off
insurance business	20	-	-
Restructuring and other costs	322	-	-
After-tax operating income attributable to AIG	$2,927	$6,630	$6,650

Weighted average diluted shares outstanding	1,334,464,883	1,447,553,652	1,481,206,797
Income per common share attributable to AIG (diluted)	$1.65	$5.20	$6.13
After-tax operating income per common share attributable
to AIG (diluted)	$2.19	$4.58	$4.49

After-tax operating income attributable to AIG for 2015 decreased compared to 2014 primarily due to a decrease in income from insurance operations, reflecting adverse prior year loss reserve development in Commercial Property Casualty, decreased net investment income, and lower income on assets held by AIG Parent.

After-tax operating income attributable to AIG for 2014 was essentially flat compared to 2013, primarily due to higher income tax expense, partially offset by an increase in income from insurance operations.

For the year ended December 31, 2015, the effective tax rate on pre-tax operating income was 28.0 percent. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax-exempt interest income,

Item 7 /  Results of Operations

the effect of foreign operations and other permanent tax items, certain tax benefits associated with the partial completion of the Internal Revenue Service examination covering tax year 2006 and the impact of other discrete tax benefits.

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

Years Ended December 31,
(in millions)	2015	2014	2013
Commercial Insurance*	$1,652	$5,510	$4,980
Consumer Insurance*	3,378	4,474	4,564
Corporate and Other	(883)	(379)	(265)
Consolidations, eliminations and other adjustments	(92)	(31)	111
Pre-tax operating income	$4,055	$9,574	$9,390
Changes in fair value of securities used to hedge guaranteed living
benefits	(43)	260	(161)
Changes in benefit reserves and DAC, VOBA, and
SIA related to net realized capital gains (losses)	(15)	(217)	(1,608)
Other income (expense) – net	(233)	-	(72)
Loss on extinguishment of debt	(756)	(2,282)	(651)
Net realized capital gains	776	739	1,939
Income (loss) from divested businesses	(59)	2,169	(177)
Non-operating litigation reserves and settlements	82	258	708
Reserve development related to non-operating run-off
insurance business	(30)	-	-
Restructuring and other costs	(496)	-	-
Pre-tax income	$3,281	$10,501	$9,368

*    Certain 2013 severance expenses for Commercial Insurance and Consumer Insurance are included in Corporate & Other.  As these expenses, which totaled $263 million, were related to an overall AIG initiative to centralize work streams into lower cost locations, and create a more streamlined organization, they have not been allocated to the operating segments.

Item 7 /  Results of Operations

pre-tax operating INCOME (in millions)
commercial insurance	consumer insurance

Pre-tax Income Comparison for 2015 and 2014

Pre-tax income decreased in 2015 compared to 2014 primarily due to:

•    a decrease in Commercial Insurance pre-tax operating income, reflecting an underwriting loss in 2015 compared to underwriting income in 2014 driven by adverse prior year loss reserve development from Property Casualty of $3.5 billion in 2015 compared to $655 million in 2014 and lower net investment income;

•    a decrease in Consumer Insurance pre-tax operating income, reflecting lower net investment income, less favorable adjustments related to the update of actuarial assumptions, less favorable mortality experience in Life, and an underwriting loss in Personal Insurance in 2015, partially offset by higher policy and advisory fees;

•    restructuring and other costs; and

•    lower income from divested businesses as a result of the sale of ILFC in the second quarter of 2014.

These decreases were partially offset by:

•    a lower loss on extinguishment of debt from ongoing liability management activities;

•    a $264 million increase from the change in the fair value of GMWB and GMAB embedded derivatives related to variable annuity guaranteed living benefits, net of all related economic hedges (See Insurance Reserves – Life Insurance Companies DAC and Reserves – Variable Annuity Guaranteed Features and Hedging Program for additional discussion); and

•    higher net realized capital gains from sales of investments, which included realized gains on the sales of Class B shares of Prudential Financial, Inc., a portion of our holdings in PICC P&C shares and common shares of Springleaf Holdings Inc. (Springleaf), mostly offset by a realized loss on the sale of ordinary shares of AerCap and an increase in other-than-temporary impairment charges.

Item 7 /  Results of Operations

Pre-tax Income Comparison for 2014 and 2013

Pre-tax income increased in 2014 compared to 2013 primarily due to:

•    an increase in pre-tax operating income for Commercial Insurance;

•    a $2.3 billion increase in income from divested businesses associated with the gain recognized upon completion of the sale of ILFC in 2014; and

•     lower changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital gains, which were primarily affected by loss recognition expense  in the Life Insurance Companies of $30 million in 2014 compared to $1.5 billion in 2013. The loss recognition in 2013 was primarily attributable to investment sales in the Institutional Markets and Retirement operating segments related to capital loss carryforward utilization, with reinvestment of the sales proceeds at lower yields. Loss recognition expense in Corporate and Other was $140 million in 2014 and $98 million in 2013.

These increases were partially offset by decreases from:

•    higher loss on extinguishment of debt from on-going debt management activities;

•    a decrease in net realized capital gains driven by lower gains from sales of investments related to capital loss carryforward utilization in 2013;

•     a decrease in legal settlements with financial institutions that participated in the creation, offering and sale of RMBS from which we realized losses during the financial crisis, which is reflected in Non-operating litigation reserves and settlements; and

•     a $149 million change in the fair value of GMWB and GMAB embedded derivatives related to variable annuity guaranteed living benefits, net of the change in fair value of all related economic hedges.

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

Item 7 /  Results of Operations

Foreign Currency Impact

Property Casualty, International Life and Personal Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the currencies that have the most significant impact on our businesses:

Years Ended December 31,				Percentage Change
Rate for 1 USD	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Currency:
JPY	120.82	104.43	95.86	16%	9%
EUR	0.89	0.75	0.76	19%	(1)%
GBP	0.65	0.61	0.64	7%	(5)%

Unless otherwise noted, references to the effects of foreign exchange in the Commercial Insurance and Consumer Insurance discussion of results of operations are with respect to movements in the three currencies included in the preceding table (the Major Currencies).

Commercial insurance

Commercial Insurance Results

The following table presents Commercial Insurance results:

Years Ended December 31,				Percentage Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Premiums	$22,521	$22,221	$22,096	1%	1%
Policy fees	199	187	113	6	65
Net investment income	5,474	6,393	6,653	(14)	(4)
Benefits and expenses:
Policyholder benefits and losses incurred	20,017	16,575	17,002	21	(3)
Interest credited to policyholder account balances	408	410	413	-	(1)
Amortization of deferred policy acquisition costs	2,342	2,512	2,418	(7)	4
General operating and other expenses*	3,775	3,794	4,049	(1)	(6)
Pre-tax operating income	$1,652	$5,510	$4,980	(70)%	11%

*    Includes general operating expenses, commissions and other acquisition expenses.

Commercial Insurance Results by Operating Segment

Commercial Insurance presents its financial information in three operating segments – Property Casualty, Mortgage Guaranty and Institutional Markets. The following section provides a comparative discussion of Commercial Insurance Results of Operations for 2015, 2014 and 2013 by operating segment.

Item 7 / results of operations / commercial insurance

Property Casualty Results

The following table presents Property Casualty results:

Years Ended December 31,				Percentage Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Underwriting results:
Net premiums written	$20,436	$21,020	$20,880	(3)%	1%
Increase in unearned premiums	(407)	(135)	(203)	(201)	33
Net premiums earned	20,029	20,885	20,677	(4)	1
Losses and loss adjustment expenses incurred	17,274	14,956	14,872	15	1
Acquisition expenses:
Amortization of deferred policy acquisition costs	2,309	2,486	2,394	(7)	4
Other acquisition expenses	907	796	937	14	(15)
Total acquisition expenses	3,216	3,282	3,331	(2)	(1)
General operating expenses	2,542	2,697	2,810	(6)	(4)
Underwriting loss	(3,003)	(50)	(336)	NM	85
Net investment income	3,596	4,298	4,431	(16)	(3)
Pre-tax operating income	$593	$4,248	$4,095	(86)%	4%

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (in millions)

2015 and 2014 Comparison

Pre‑tax operating income decreased in 2015 compared to 2014 primarily due to an increase in net adverse prior year loss reserve development and lower net investment income.  Net adverse prior year loss reserve development, including related premium adjustments, was $3.5 billion in 2015 compared to $550 million in 2014. The increase in net adverse prior year loss reserve development primarily reflected the loss reserve strengthening of $3.0 billion in the fourth quarter of 2015, in classes of business with long reporting tails, primarily excess and primary casualty and financial lines. Premium adjustments consisted of return premiums of $49 million in 2015 compared to additional premiums of $105 million in 2014. See Insurance Reserves – Non-Life Insurance Companies — Net Loss Development for further discussion. Current accident year loss ratio, as adjusted, increased due to higher casualty and severe losses, which were mostly offset by improvement in attritional losses in Property and Specialty. Net loss reserve discount benefit was $68 million in 2015 compared to a net loss reserve discount charge of $71

Item 7 / results of operations / commercial insurance

million in 2014. See Insurance Reserves — Non-Life Insurance Companies – Discounting of Reserves for further discussion. Catastrophe losses were $581 million in 2015 compared to $602 million in 2014.

Acquisition expenses decreased slightly in 2015 compared to 2014, primarily due to the strengthening of the U.S. dollar against the Major Currencies, as discussed above. Excluding the effect of foreign exchange, acquisition expenses increased primarily due to an increase in commission expenses in certain classes of business in Property and Specialty and higher premium taxes and other assessments reflecting a change in business mix.

General operating expenses decreased in 2015 compared to 2014, primarily due to the strengthening of the U.S. dollar against the Major Currencies, as well as lower employee-related expenses, partially offset by increased technology-related costs, and the acquisition of NSM, whose expenses were consolidated commencing in the second quarter of 2015.

Net investment income decreased in 2015 compared to 2014, primarily due to lower income on alternative investments and a decrease in net investment income related to assets accounted for under the fair value option.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

2014 and 2013 Comparison

Pre-tax operating income  increased in 2014 compared to 2013 due to decreases in underwriting loss, partially offset by a decrease in net investment income. The decrease in underwriting loss was primarily due to an increase in production, lower charges due to changes in discount for workers’ compensation reserves as discussed further under Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves, lower catastrophe losses and lower general operating expenses. The loss reserve discount charge decreased to $71 million in 2014 from $322 million in 2013. Catastrophe losses decreased to $602 million in 2014 from $710 million in 2013. These decreases were partially offset by higher net adverse prior year loss reserve development in all lines of business except for Property, and an increase in current accident year losses reflecting higher frequency of non-severe losses in the Property and Specialty businesses. The current accident year losses for 2014 included 30 severe losses totaling $592 million compared to 27 severe losses totaling $569 million in the prior year. Net adverse prior year loss reserve development, including related premium adjustments, was $550 million and $294 million in 2014 and 2013, respectively, as discussed further under Insurance Reserves – Non-Life Insurance Companies – Net Loss Development.

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

Item 7 / results of operations / commercial insurance

Property Casualty Net Premiums Written

The following table presents Property Casualty’s net premiums written by major line of business:

Years Ended December 31,				Percentage Change in		Percentage Change in
				U.S. dollars		Original Currency
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Casualty	$6,957	$7,649	$8,154	(9)%	(6)%	(6)%	(6)%
Property	5,160	5,136	4,718	-	9	6	10
Specialty	3,653	3,714	3,737	(2)	(1)	3	-
Financial lines	4,666	4,521	4,271	3	6	9	6
Total Property Casualty net
premiums written	$20,436	$21,020	$20,880	(3)%	1%	2%	1%

Property Casualty NET PREMIUMS WRITTEN by Line of Business (in millions)

2015 and 2014 Comparison

Property Casualty net premiums written decreased in 2015 compared to 2014, primarily due to strengthening of the U.S. dollar against the Major Currencies. Excluding the effect of foreign exchange, net premiums written increased in 2015 from 2014, primarily due to new business growth across all regions in all lines except for U.S. Casualty. Additionally, the increase in net premiums written in U.S. Financial lines reflected higher renewal in certain targeted growth products. The following paragraphs discuss the changes within our lines of business exclusive of the effect of foreign exchange.

Casualty net premiums written decreased in 2015 compared to 2014, reflecting continued execution of our strategy to enhance the portfolio mix, particularly in the U.S., and rate pressure.  Additionally, net premiums written included return premiums related to the loss sensitive businesses of $49 million for 2015 compared to additional premiums of $105 million in 2014. An increase in new business in targeted growth products in 2015, particularly in EMEA, was more than offset by the declines in the U.S.

Item 7 / results of operations / commercial insurance

Property net premiums written increased in 2015 compared to 2014, primarily due to strong growth in new business across all regions.

Specialty net premiums written increased in 2015 compared to 2014, primarily due to new business increases related to targeted growth products across all regions, partially offset by a decrease in certain classes of business, particularly in the U.S. as a result of the effect of our strategy to enhance risk selection.

Financial lines net premiums written increased in 2015 compared to 2014 primarily due to strong growth in new business and higher retention related to targeted growth products across all regions. Additionally, 2015 reflected the first quarter renewal of a multi-year E&O policy in the U.S.

2014 and 2013 Comparison

Property Casualty net premiums written increased in 2014 compared to 2013, reflecting increases in new business related to targeted growth products in Property and Financial lines. The following paragraphs discuss the changes within our lines of business exclusive of the effect of foreign exchange.

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

Property Casualty Net Premiums Written by Region

The following table presents Property Casualty’s net premiums written by region:

Years Ended December 31,				Percentage Change in		Percentage Change in
				U.S. dollars		Original Currency
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Property Casualty:
Americas	$13,572	$13,799	$14,050	(2)%	(2)%	(1)%	(2)%
Asia Pacific	1,936	2,029	2,035	(5)	-	7	5
EMEA	4,928	5,192	4,795	(5)	8	6	7
Total net premiums written	$20,436	$21,020	$20,880	(3)%	1%	2%	1%

Item 7 / results of operations / commercial insurance

property casualty NET PREMIUMS WRITTEN by Region (in millions)

The following paragraphs discuss the changes in net premiums written on a constant dollar basis, which exclude the effect of foreign exchange.

2015 and 2014 Comparison

The Americas net premiums written decreased in 2015 compared to 2014, primarily due to continued execution of our strategy to enhance risk selection and optimize our product portfolio in Casualty, largely offset by strong growth in new business related to targeted growth products in Property, Specialty and Financial lines.  Additionally, for 2015, net premiums written reflected the renewal of a multi-year E&O policy in the U.S.

Asia Pacific net premiums written increased in 2015 compared to 2014, primarily due to new business and higher retention in all lines of business.

EMEA net premiums written increased in 2015 compared to 2014, primarily due to new business growth in targeted growth products across all lines of business.

2014 and 2013 Comparison

The Americas net premiums written decreased in 2014 compared to 2013, primarily due to declines in new business growth and rate pressure, particularly in the Casualty business. However, for 2014, the decrease in net premiums written was partially offset by lower ceded premiums from catastrophe reinsurance transactions described above in 2014 compared to 2013.

Asia Pacific net premiums written increased slightly in 2014 compared to 2013, primarily due to increases in targeted growth products, and changes to optimize our reinsurance structure as part of our decision to retain more favorable risks while continuing to manage aggregate exposure, particularly in Japan.

EMEA net premiums written increased in 2014 compared to 2013, due to new business growth across all lines of businesses, except for Specialty.

Item 7 / results of operations / commercial insurance

Property Casualty Underwriting Ratios

The following tables present the Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

Years Ended December 31,				Increase (Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Loss ratio	86.2	71.6	71.9	14.6	(0.3)
Catastrophe losses and reinstatement premiums	(2.9)	(2.9)	(3.4)	-	0.5
Prior year development net of premium adjustments	(17.5)	(2.8)	(1.5)	(14.7)	(1.3)
Net reserve discount benefit (charge)	0.4	(0.3)	(1.6)	0.7	1.3
Accident year loss ratio, as adjusted	66.2	65.6	65.4	0.6	0.2
Acquisition ratio	16.1	15.7	16.1	0.4	(0.4)
General operating expense ratio	12.7	12.9	13.6	(0.2)	(0.7)
Expense ratio	28.8	28.6	29.7	0.2	(1.1)
Combined ratio	115.0	100.2	101.6	14.8	(1.4)
Catastrophe losses and reinstatement premiums	(2.9)	(2.9)	(3.4)	-	0.5
Prior year development net of premium adjustments	(17.5)	(2.8)	(1.5)	(14.7)	(1.3)
Net reserve discount benefit (charge)	0.4	(0.3)	(1.6)	0.7	1.3
Accident year combined ratio, as adjusted	95.0	94.2	95.1	0.8	(0.9)

property casualty ratios

See Insurance Reserves – Non-Life Insurance Companies for further discussion of discounting of reserves and prior year development.

Item 7 / results of operations / commercial insurance

The following tables present Property Casualty’s accident year catastrophe and severe losses by region and number of events:

Catastrophes(a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Year Ended December 31, 2015
Flooding	4	$74	$-	$69	$143
Windstorms and hailstorms	14	274	121	15	410
Wildfire	1	9	-	-	9
Tropical cyclone	1	-	12	-	12
Earthquakes	1	7	-	-	7
Total catastrophe-related charges	21	$364	$133	$84	$581
Year Ended December 31, 2014
Flooding	1	$16	$-	$-	$16
Windstorms and hailstorms	14	306	63	21	390
Tropical cyclone	4	96	34	15	145
Earthquakes	1	48	-	1	49
Reinstatement premiums		-	-	2	2
Total catastrophe-related charges	20	$466	$97	$39	$602
Year Ended December 31, 2013
Flooding	8	$195	$8	$114	$317
Windstorms and hailstorms	10	205	-	78	283
Wildfire	1	40	-	-	40
Tropical cyclone	3	4	66	-	70
Total catastrophe-related charges	22	$444	$74	$192	$710

(a) Catastrophes are generally weather or seismic events having a net impact on AIG in excess of $10 million each.

Severe Losses(b)

Years Ended December 31,	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
2015	29	$378	$27	$294	$699
2014	30	$169	$73	$350	$592
2013	27	$139	$184	$246	$569

(b) Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

2015 and 2014 Comparison

The loss ratio and combined ratio increased by 14.6 points and 14.8 points, respectively, in 2015 compared to 2014, primarily due to higher net adverse prior year loss development.

The accident year combined ratio, as adjusted, increased by 0.8 points in 2015 compared to 2014 primarily due to a higher accident year loss ratio, as adjusted, and an increase in the acquisition ratio.

The accident year loss ratio, as adjusted, increased by 0.6 points in 2015 compared to 2014, primarily due to higher casualty and severe losses, partially offset by lower attritional losses in U.S. Property, and Specialty, particularly in the U.S. and EMEA. Severe losses represented approximately 3.5 points and 2.8 points of the accident year loss ratio, as adjusted, respectively, in 2015 and 2014.

The acquisition ratio increased by 0.4 points in 2015 compared to 2014 primarily due to higher commission expenses in certain classes of business in Property and Specialty and higher premium taxes and other assessments reflecting a change in business mix.

Item 7 / results of operations / commercial insurance

The general operating expense ratio decreased by 0.2 points in 2015 compared to 2014, primarily due to lower employee-related expenses partially offset by additional expense resulting from the NSM acquisition and higher technology-related expenses.

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

The acquisition ratio decreased by 0.4 points in 2014 compared to 2013, primarily due to a reduction in expenses of personnel engaged in sales support activities and lower premium taxes and guaranty fund and other assessments.

The general operating expense ratio decreased by 0.7 points in 2014 compared to 2013, primarily due to efficiencies from organizational realignment initiatives, partially offset by higher technology-related expenses and an increase in bad debt expense. In 2013, general operating expenses benefitted from an unusually low bad debt expense.

Mortgage Guaranty Results

The following table presents Mortgage Guaranty results:

Years Ended December 31,				Percentage Change
(dollars in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Underwriting results:
Net premiums written	$1,050	$1,024	$1,048	3%	(2)%
Increase in unearned premiums	(138)	(120)	(239)	(15)	50
Net premiums earned	912	904	809	1	12
Losses and loss adjustment expenses incurred	160	223	514	(28)	(57)
Acquisition expenses:
Amortization of deferred policy acquisition costs	30	22	20	36	10
Other acquisition expenses	51	49	60	4	(18)
Total acquisition expenses	81	71	80	14	(11)
General operating expenses	166	156	142	6	10
Underwriting income	505	454	73	11	NM
Net investment income	139	138	132	1	5
Pre-tax operating income	644	592	205	9	189
Key metrics:
Prior year loss reserve development (favorable)/
unfavorable	$(69)	$(104)	$30	(34)%	NM	%
Domestic first-lien:
New insurance written	$50,842	$42,038	$49,356	21	(15)
Combined ratio	44.6	52.6	91.1
Risk in force	$47,442	$42,106	$36,367	13	16
60+ day delinquency ratio on primary loans(a)	3.4%	4.4%	5.9%
Domestic second-lien:
Risk in force(b)	$399	$446	$1,026	(11)	(57)
87

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

Pre-Tax oPERATING INCOME (in millions)	domestic first-lien new insurance written on mortgage loans (in millions)

The following table presents Mortgage Guaranty first-lien results:

Years Ended December 31,				Percentage Change
(dollars in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Underwriting results:
Net premiums written	$990	$929	$950	7%	(2)%
Increase in unearned premiums	(137)	(117)	(256)	(17)	54
Net premiums earned	853	812	694	5	17
Losses and loss adjustment expenses incurred	174	233	462	(25)	(50)
Acquisition expenses:
Amortization of deferred policy acquisition costs	29	21	16	38	31
Other acquisition expenses	52	49	60	6	(18)
Total acquisition expenses	81	70	76	16	(8)
General operating expenses	150	124	95	21	31
Underwriting income	448	385	61	16	NM
Net investment income	127	124	116	2	7
Pre-tax operating income	$575	$509	$177	13%	188%

2015 and 2014 Comparison

Pre-tax operating income increased in 2015 compared to 2014 due to an increase in first-lien net premiums earned as a result of higher new insurance written increasing the amount of insurance in-force, an acceleration of earnings on the cancellations of single premium business for which a return premium is generally not required, and a decline in incurred losses from lower delinquency rates and higher cure rates. Offsetting these increases in operating income was a reduction in favorable prior year loss development of $35 million primarily related to a settlement with a large lender which resulted in $64 million of favorable prior year loss development in 2014.

Item 7 / results of operations / commercial insurance

First-Lien Results

First-lien pre-tax operating income increased $66 million in 2015 compared to 2014, primarily due to improved underwriting income as a result of a $41 million increase in first-lien net premiums earned in 2015 compared to 2014, largely from growth in the book of business and the acceleration of premiums earned as a result of cancellations of single premium business. Additionally, there was a $72 million decrease in accident year losses offset in part by a $13 million reduction in prior year loss development, which was driven primarily by $57 million of favorable prior year loss development from a settlement with a large lender in 2014.  The increases in operating income were offset in part by a $37 million increase in acquisition and general operating expenses. The combined ratio was 47.5 points in 2015, compared to 52.6 points in 2014, reflecting a decrease in the loss ratio, partially offset by an increase in the expense ratio.

Acquisition expenses increased in 2015 compared to 2014, primarily as a result of sales support solicitation activities, which generated new insurance written.

General operating expenses increased in 2015 compared to 2014, primarily due to an increase in costs related to servicing the growth of the in-force business, technology-related and customer service initiatives expenses and severance.

Other Business Results

Other business results include international mortgage insurance operations and the run-off portfolios of second-lien insurance and student loan insurance.

The Other business’ pre-tax operating income for 2015 was $69 million compared to $82 million in 2014. The decrease in pre-tax operating income was due to a decrease in net premiums earned and net investment income offset by the decrease in general operating expenses and losses and loss adjustment expenses, which included $35 million of favorable prior year loss development largely attributable to recoveries on previously paid claims.

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

Item 7 / results of operations / commercial insurance

New Insurance Written

Domestic first-lien new insurance written increased to a record level of $50.8 billion in 2015 compared to $42.0 billion in 2014, driven by an increase in refinancing, improvements in existing home sales due to lower down payment requirements and new purchase volume.

The decline in domestic first-lien new insurance written to $42.0 billion in 2014 from $49.4 billion in 2013 was primarily due to the contraction in the mortgage originations market and an increase in competition.

Delinquency Inventory

The delinquency inventory for domestic first-lien business declined during 2015 as a result of cures and paid claims exceeding the number of newly reported delinquencies. Mortgage Guaranty’s first-lien primary delinquency ratio at December 31, 2015 was 3.4 percent compared to 4.4 percent at December 31, 2014. Over the last several years, Mortgage Guaranty has experienced a decline in newly reported defaults and an increase in cure rates.

The delinquency inventory for domestic first lien business declined during 2014 as a result of cures and paid claims exceeding the number of newly reported delinquencies. Mortgage Guaranty’s first lien primary delinquency ratio at December 31, 2014 was 4.4 percent compared to 5.9 percent at December 31, 2013.

The following table provides a summary of activity in Mortgage Guaranty’s domestic first lien delinquency inventory:

Years Ended December 31,
(number of policies)	2015	2014	2013
Number of delinquencies at the beginning of the year	38,357	47,518	62,832
Newly reported	39,619	47,239	56,194
Cures	(36,279)	(42,680)	(51,283)
Claims paid	(8,451)	(11,601)	(19,862)
Other	(1,961)	(2,119)	(363)
Number of delinquencies at the end of the year	31,285	38,357	47,518

Mortgage Guaranty Underwriting Ratios

The following tables present the Mortgage Guaranty combined ratios based on GAAP data:

Years Ended December 31,				Increase (Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Loss ratio	17.5	24.7	63.5	(7.2)	(38.8)
Acquisition ratio	8.9	7.8	9.9	1.1	(2.1)
General operating expense ratio	18.2	17.3	17.5	0.9	(0.2)
Expense ratio	27.1	25.1	27.4	2.0	(2.3)
Combined ratio	44.6	49.8	90.9	(5.2)	(41.1)

2015 and 2014 Comparison

The combined ratio decreased by 5.2 points in 2015 compared to 2014. The decrease in the ratio in 2015 was driven primarily by a reduction in the loss ratio due to a decrease in incurred losses driven by lower delinquencies and higher cure rates, partially offset by a reduction in favorable prior year loss development.

The acquisition ratio increased by 1.1 points in 2015 compared to 2014, primarily due to the increases in sales-related activities supporting the $8.8 billion increase in new insurance written.

Item 7 / results of operations / commercial insurance

The general operating expense ratio increased by 0.9 points in 2015 compared to 2014, primarily due to an increase in technology-related expenses, customer service initiatives and severance.

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

The general operating expense ratio decreased by 0.2 points in 2014 compared to 2013.  The decrease was driven primarily by growth in net premiums earned.

Institutional Markets Results

The following table presents Institutional Markets results:

Years Ended December 31,				Percentage Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Premiums	$1,580	$432	$610	266%	(29)%
Policy fees	199	187	113	6	65
Net investment income	1,739	1,957	2,090	(11)	(6)
Benefits and expenses:
Policyholder benefits and losses incurred	2,583	1,396	1,616	85	(14)
Interest credited to policyholder account balances	408	410	413	-	(1)
Amortization of deferred policy acquisition costs	3	4	4	(25)	-
Other acquisition expenses	32	30	36	7	(17)
General operating expenses	77	66	64	17	3
Pre-tax operating income	$415	$670	$680	(38)	(1)

Item 7 / results of operations / commercial insurance

INSTITUTIONAL MARKETS pre-tax OPERATING INCOME (in millions)

2015 and 2014 Comparison

Pre-tax operating income in 2015 decreased compared to 2014, primarily due to a decrease in net investment income. Fee income increased in 2015 compared to 2014, driven by growth in reserves and assets under management, primarily from continued development of the stable value wrap business. The notional amount of stable value wrap assets under management at December 31, 2015 grew by $3.0 billion or nine percent from December 31, 2014. The increases in premiums and benefit expense in 2015 compared to 2014 were primarily due to the premiums received and establishment of future policy benefit reserves for terminal funding annuities issued in 2015.

Net investment income in 2015 decreased compared to 2014, primarily due to lower returns on alternative investments in hedge funds and lower yield enhancements from bond call and tender income. See MD&A – Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Institutional Markets business.

General operating expenses in 2015 increased compared to 2014, primarily due to higher state guaranty fund assessment expenses, technology investments and higher interest expense.

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

The following table presents a reconciliation of Institutional Markets premiums and deposits to GAAP premiums:

Years Ended December 31,
(in millions)	2015	2014	2013
Premiums and deposits	$1,782	$3,797	$991
Deposits	(169)	(3,344)	(354)
Other	(33)	(21)	(27)
Premiums	$1,580	$432	$610

Premiums and deposits for 2015 decreased compared to 2014, primarily due to a $2.5 billion deposit to the separate accounts of one of the Life Insurance Companies for a stable value wrap funding agreement that was reflected in 2014. Excluding the $2.5 billion deposit in the prior year period, premiums and deposits for 2015 increased compared to 2014, primarily due to higher premiums, which reflected increased sales of terminal funding annuities in 2015.

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

Item 7 / results of operations / consumer insurance

Consumer insurance

Consumer Insurance Results

The following table presents Consumer Insurance results:

Years Ended December 31,				Percentage Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Premiums	$14,085	$14,936	$15,302	(6)%	(2)%
Policy fees	2,557	2,453	2,252	4	9
Net investment income	8,322	9,082	9,352	(8)	(3)
Other income	2,105	1,998	1,754	5	14
Benefits and expenses:
Policyholder benefits and losses incurred	10,475	10,796	10,957	(3)	(1)
Interest credited to policyholder account balances	3,316	3,353	3,477	(1)	(4)
Amortization of deferred policy acquisition costs	2,887	2,759	2,836	5	(3)
General operating and other expenses*	7,013	7,087	6,826	(1)	4
Pre-tax operating income	$3,378	$4,474	$4,564	(24)%	(2)%

*    Includes general operating expenses, non deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

Consumer Insurance Results by Operating Segment

Consumer Insurance presents its operating results in three operating segments – Retirement, Life and Personal Insurance. The following section provides a comparative discussion of Consumer Insurance Results of Operations for 2015, 2014 and 2013 by operating segment.

Retirement Results

The following table presents Retirement results:

Years Ended December 31,				Percentage Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Premiums	$168	$287	$188	(41)%	53%
Policy fees	1,072	1,010	861	6	17
Net investment income	6,002	6,489	6,628	(8)	(2)
Advisory fee and other income	2,056	1,998	1,754	3	14
Benefits and expenses:
Policyholder benefits and losses incurred	511	537	364	(5)	48
Interest credited to policyholder account balances	2,823	2,846	2,935	(1)	(3)
Amortization of deferred policy acquisition costs	480	346	273	39	27
Non deferrable insurance commissions	282	265	249	6	6
Advisory fee expenses	1,349	1,315	1,175	3	12
General operating expenses	1,014	980	945	3	4
Pre-tax operating income	$2,839	$3,495	$3,490	(19)%	-%
94

Item 7 / results of operations / consumer insurance

RETIREMENT pre-tax OPERATING INCOME (in millions)

2015 and 2014 Comparison

Pre-tax operating income in 2015 decreased compared to 2014, primarily due to lower net investment income and a lower net positive adjustment to reflect the update of actuarial assumptions, partially offset by growth in fee income. In addition, DAC amortization in Retirement Income Solutions increased in 2015 due to growth in the business and lower equity market returns compared to 2014. Base net investment income decreased in 2015, which resulted in base spreads compression, but this decrease was partially offset by higher policy fees due to growth in variable annuity separate account assets under management, principally driven by positive net flows.

Pre-tax operating income in both years included a net positive impact from the update of certain estimated gross profit assumptions used to amortize DAC and related items in the investment-oriented product lines, which resulted in a $140 million net increase in pre-tax operating income in 2015, compared to a $246 million net increase in pre-tax operating income in 2014. See Insurance Reserves - Life Insurance Companies DAC and Reserves – Update of Actuarial Assumptions for amounts by product line and financial statement line item and additional discussion.

Net investment income  for 2015 decreased compared to 2014, primarily due to lower returns on alternative investments in hedge funds and lower base net investment income.

Base net investment income for 2015 decreased compared to 2014, primarily due to the effect of lower base yields from reinvestment at rates below the weighted average yield of the overall portfolio. See Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Retirement business.

Overall, Retirement fixed maturity portfolio yields in 2015 declined compared to 2014, primarily as a result of investment purchases and investment of portfolio cash flows at rates below the weighted average yield of the existing portfolio given the sustained low interest rate environment. While average interest crediting rates were down slightly due to active rate management, the decline in base yield resulted in spread compression in Fixed Annuities base spreads compared to 2014. Group Retirement base spread was flat compared to 2014, due to slightly lower average crediting rates as well as additional accretion income in 2015, which helped offset the decline in yield on the base portfolio. See Spread Management below for additional discussion.

Item 7 / results of operations / consumer insurance

General operating expenses increased in 2015 compared to 2014, due in part to technology investments and higher expenses associated with continued strong sales in the Retirement Income Solutions product line.

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

Net investment income for 2014 decreased compared to 2013, primarily due to a $158 million decrease in income from alternative investments, including lower hedge fund income, which in 2013 had benefited from favorable equity market conditions and several large hedge fund redemptions. The decrease in hedge fund income in 2014 compared to 2013 was partially offset by an increase in private equity fund income.

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

Item 7 / results of operations / consumer insurance

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

As of December 31, 2015, Retirement’s fixed annuity reserves, which include fixed options offered within variable annuities sold in the Group Retirement and Retirement Income Solutions product lines as well as reserves of the Fixed Annuities product line, had minimum guaranteed interest rates ranging from one percent to 5.5 percent, with the higher rates representing guarantees on older in-force products. As indicated in the table below, approximately 73 percent of annuity account values were at their minimum crediting rates as of December 31, 2015, compared to 71 percent at December 31, 2014. As a result of disciplined pricing on new business and the run-off of older business with higher minimum crediting rates, fixed annuity account values having contractual minimum guaranteed rates above one percent decreased to 74 percent of total fixed annuity reserves at December 31, 2015 from 79 percent at December 31, 2014.

The following table presents fixed annuity account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
December 31, 2015		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Fixed annuities *
1%	$5,896	$6,340	$12,635	$24,871
> 1% - 2%	12,659	2,341	2,974	17,974
> 2% - 3%	30,611	473	1,067	32,151
> 3% - 4%	12,231	50	10	12,291
> 4% - 5%	7,671	-	4	7,675
> 5% - 5.5%	202	-	5	207
Total	$69,270	$9,204	$16,695	$95,169
Percentage of total	73%	10%	17%	100%

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

The following table presents a reconciliation of Retirement premiums and deposits to GAAP premiums:

Years Ended December 31,
(in millions)	2015	2014	2013
Premiums and deposits*	$25,241	$24,023	$23,729
Deposits	(25,078)	(23,903)	(23,690)
Other	5	167	149
Premiums	$168	$287	$188
97

Item 7 / results of operations / consumer insurance

* Excludes activity related to closed blocks of fixed and variable annuities.

Premiums  have fluctuated since 2013 primarily due to changes in immediate annuity premiums in the Fixed Annuities product line.

Premiums and Deposits and Net Flows

The following table presents Retirement premiums and deposits and net flows by product line:

				Percentage Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Fixed Annuities	$3,702	$3,578	$2,914	3%	23%
Retirement Income Solutions	10,828	10,325	8,608	5	20
Retail Mutual Funds	3,791	3,377	4,956	12	(32)
Group Retirement	6,920	6,743	7,251	3	(7)
Total Retirement premiums and deposits*	$25,241	$24,023	$23,729	5%	1%

Years Ended December 31,
(in millions)	2015	2014	2013
Net flows
Fixed Annuities	$(2,188)	$(2,313)	$(2,820)
Retirement Income Solutions	7,010	6,566	5,092
Retail Mutual Funds	1,026	(1)	2,780
Group Retirement	(2,135)	(3,797)	(492)
Total Retirement net flows*	$3,713	$455	$4,560

*    Excludes activity related to closed blocks of fixed and variable annuities, which had reserves of approximately $5.0 billion and $5.4 billion at December 31, 2015 and 2014, respectively.

RETIREMENT PREMIUMS AND DEPOSITS by Product Line (in millions)

Item 7 / results of operations / consumer insurance

Premiums and deposits increased in 2015 compared to 2014, primarily due to growth in Retirement Income Solutions and Retail Mutual Funds. Premiums and deposits increased in 2014 compared to 2013, primarily in Retirement Income Solutions product lines and in Fixed Annuities, partially offset by lower deposits in Retail Mutual Funds and Group Retirement.

Net flows for annuity products included in the Fixed Annuities, Retirement Income Solutions and Group Retirement product lines represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows from mutual funds, which are included in both the Retail Mutual Funds and Group Retirement product lines, represent deposits less withdrawals.

Total net flows for Retirement increased in 2015 compared to 2014, primarily due to lower surrenders in Group Retirement, improvement in both sales and the level of withdrawals in Retail Mutual Funds, and continued growth in Retirement Income Solutions.

Total net flows for Retirement decreased in 2014 compared to 2013, primarily due to higher surrenders and withdrawals in 2014, primarily in the Group Retirement and Retail Mutual Funds product lines, which resulted in a significant decrease in net flows compared to 2013.

Premiums and Deposits and Net Flows by Product Line

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Fixed Annuities premiums and deposits increased in 2015 compared to 2014, due to new product offerings and increases in market interest rates driven by widening credit spreads in the second half of the year, but net flows continued to be negative, primarily due to the sustained relatively low interest rate environment. The increase in Fixed Annuities deposits in 2014 compared to 2013 was due to modest increases in interest rates and steepening of the yield curve in the first half of 2014, compared to lower rates in the prior year, particularly in the first half of 2013. Fixed Annuities net flows in 2014 were negative, but improved compared to 2013, primarily due to the increased deposits.

Retirement Income Solutions premiums and deposits and net flows increased in 2015 compared to 2014, reflecting an increase in index annuity sales. Premiums and deposits and net flows increased significantly in 2014 compared to 2013, reflecting a high volume of variable and index annuity sales, which benefitted from consumer demand for retirement products with guaranteed benefit features, product enhancements, expanded distribution and a more favorable competitive environment. The improvement in surrender rates in 2015 and 2014 compared to the prior years (see Surrender Rates below) was primarily due to the significant growth in account value driven by the high volume of sales, which has increased the proportion of business that is within the surrender charge period.

Retail Mutual Funds deposits and net flows increased in 2015 compared to 2014, and decreased in 2014 compared to 2013, driven primarily by activity within the Focused Dividend Strategy Portfolio. After record sales in 2013, the Focused Dividend Strategy Portfolio experienced relatively less favorable performance in 2014, putting pressure on 2014 sales and withdrawal activity. In 2015, sales and withdrawals for this portfolio improved, due to a return to strong performance levels, resulting in overall growth in Retail Mutual Funds net flows compared to 2014.

Group Retirement net flows increased in 2015 compared to 2014, primarily due to lower surrender activity. The improvement in the surrender rate in 2015 compared to 2014 was due in part to lower large group surrenders, which were approximately $1.5 billion in 2015, compared to $2.7 billion in 2014. Group Retirement net flows decreased in 2014 compared to 2013, primarily due to higher group surrender activity, as well as lower premiums and deposits. The large group market has become increasingly competitive and has been impacted by the consolidation of healthcare providers and other employers in our target markets. This trend of heightened competition is expected to continue in 2016 as plan sponsors perform reviews of existing retirement plan relationships.

Item 7 / results of operations / consumer insurance

  Surrender Rates

The following table presents reserves for annuity product lines by surrender charge category:

At December 31,	2015			2014
			Retirement			Retirement
	Group	Fixed	Income	Group	Fixed	Income
(in millions)	Retirement(a)	Annuities	Solutions	Retirement(a)	Annuities	Solutions
No surrender charge(b)(c)	$60,720	$34,331	$14,184	$61,751	$34,255	$14,429
Greater than 0% - 2%	1,199	1,543	4,517	1,648	2,736	4,512
Greater than 2% - 4%	1,363	2,285	4,565	1,657	2,842	4,254
Greater than 4%	5,952	13,138	31,683	5,793	12,754	26,165
Non-surrenderable	676	3,723	358	770	3,605	151
Total reserves	$69,910	$55,020	$55,307	$71,619	$56,192	$49,511

(a) Excludes mutual fund assets under management of $14.5 billion and $14.6 billion at December 31, 2015 and 2014, respectively.

(b) Group Retirement amounts in this category include reserves of approximately $6.2 billion, at both December 31, 2015 and 2014, which are subject to 20 percent annual withdrawal limitations.

(c) Retirement Income Solutions amounts in this category for 2014 include $12.5 billion of reserves with zero surrender charge that were previously reported within “Greater than 0% - 2%”.

The following table presents surrender rates for deferred annuities by product line:

Years Ended December 31,
	2015	2014	2013
Surrenders as a percentage of average account value
Fixed Annuities	6.9%	7.0%	6.6%
Retirement Income Solutions	6.0	7.1	8.7
Group Retirement	10.0	11.6	9.0

Life Results

The following table presents Life results:

Years Ended December 31,				Percentage Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Premiums	$2,759	$2,679	$2,737	3%	(2)%
Policy fees	1,485	1,443	1,391	3	4
Net investment income	2,100	2,199	2,269	(5)	(3)
Other income	49	-	-	NM	NM
Benefits and expenses:
Policyholder benefits and losses incurred	3,812	3,771	3,568	1	6
Interest credited to policyholder account balances	493	507	542	(3)	(6)
Amortization of deferred policy acquisition costs	433	321	360	35	(11)
Non deferrable insurance commissions	222	257	272	(14)	(6)
General operating expenses	968	885	849	9	4
Pre-tax operating income	$465	$580	$806	(20)	(28)
100

Item 7 / results of operations / consumer insurance

Life pre-tax OPERATING INCOME (in millions)

2015 and 2014 Comparison

Pre-tax operating income decreased in 2015 compared to 2014, primarily due to lower net investment income, mortality experience that was within pricing expectations but less favorable than the prior year, and a higher net negative adjustment to reflect updated actuarial assumptions. These decreases were partially offset by a $20 million reduction in the reserve for IBNR death claims related to enhanced claims practices, due to updated estimates in 2015, compared to a $104 million increase in this reserve in 2014, which was primarily related to a legacy block of small policies for which personal data elements were unavailable or incomplete.

Other income in 2015 was primarily related to commission and profit sharing revenues received by Laya Healthcare for the distribution of insurance products. Laya Healthcare, which we acquired on March 31, 2015, is Ireland’s second largest primary health insurance provider. Laya Healthcare distributes and administers primary healthcare for approximately 550,000 customers, and also offers other coverage including life, dental and travel insurance.

The net negative adjustment of $146 million related to an update of actuarial assumptions in 2015 was primarily due to lower assumed surrender rates for certain later-duration universal life with secondary guarantees, which represent approximately eight percent of the Life Insurance Companies’ total U.S. life reserves. The net negative adjustment also reflected lower investment spread assumptions, partially offset by more favorable than expected assumptions for mortality, as well as loss recognition expense of $28 million for certain discontinued long-term care products primarily due to lower future premium assumptions. These negative adjustments were partially offset by a decrease in certain Group Benefit claim reserves based on updated experience data. See Insurance Reserves - Life Insurance Companies DAC and Reserves – Update of Actuarial Assumptions for amounts by financial statement line item and additional discussion of loss recognition.

Net investment income for 2015 decreased compared to 2014, primarily due to lower returns on alternative investments in hedge funds and, to a lesser extent, a decrease due to lower yields on the base portfolio. See Investments – Life Insurance Companies for additional discussion of the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Life business.

General operating expenses increased in 2015 compared to 2014, primarily related to the expansion of the international Life business through the acquisitions of AIG Life Limited and Laya Healthcare. Higher expenses from the international acquisitions were partially offset by domestic savings from organizational changes.

Item 7 / results of operations / consumer insurance

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

Overall, mortality experience for 2014 was similar to 2013 and within pricing assumptions. Policyholder benefit expense in 2014 included an increase of approximately $104 million to the estimated reserves for IBNR death claims, which reflected continuing efforts to identify deceased insureds and their beneficiaries who have not presented a valid claim, pursuant to the 2012 resolution of a multi-state audit and market conduct examination. The 2014 increase in the IBNR reserve was related primarily to a legacy block of in-force and lapsed small face amount policies, for which certain personal data elements were unavailable or incomplete. In 2014, in the process of reviewing these policies as required under the terms of the regulatory agreement, we refined our estimate of the ultimate cost of these claims. The reserve increase in 2014 was in addition to amounts previously provided for IBNR claims in 2011 and 2012, which totaled $259 million.

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

Spread Management

Disciplined pricing on new business is used to pursue new sales of life products at targeted net investment spreads in the current interest rate environment. Life has an active product management process to ensure that new business offerings appropriately reflect the current interest rate environment. To the extent that Life cannot achieve targeted net investment spreads on new business, products are re-priced or no longer sold. Additionally, where appropriate, existing products with higher minimum rate guarantees have been re-filed with lower crediting rates, as permitted under state insurance laws for new sales. Universal life insurance interest rate guarantees are generally two to three percent on new non-indexed products and zero to two percent on new indexed products, and are designed to meet targeted net investment spreads.

In-force Management. Crediting rates for in-force policies are adjusted in accordance with contractual provisions that were designed to allow crediting rates to be reset subject to minimum crediting rate guarantees.

The following table presents universal life account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
December 31, 2015		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Universal life insurance
1%	$-	$-	$7	$7
> 1% - 2%	32	164	212	408
> 2% - 3%	552	304	1,452	2,308
> 3% - 4%	2,066	495	1,090	3,651
> 4% - 5%	3,939	204	-	4,143
102

Item 7 / results of operations / consumer insurance

> 5% - 5.5%	327	-	-	327
Total	$6,916	$1,167	$2,761	$10,844
Percentage of total	64%	11%	25%	100%

Life Premiums and Deposits

Premiums for Life represent amounts received on traditional life insurance policies and group benefit policies. Premiums and deposits for Life is a non‑GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life premiums and deposits to GAAP premiums:

Years Ended December 31,
(in millions)	2015	2014	2013
Premiums and deposits	$4,974	$4,806	$4,862
Deposits	(1,540)	(1,532)	(1,541)
Other	(675)	(595)	(584)
Premiums	$2,759	$2,679	$2,737

Excluding the effect of foreign exchange, Life premiums and deposits increased six percent in 2015 compared to 2014, and premiums increased eight percent, principally driven by growth in Japan and the acquisition of AIG Life Limited in the U.K.

The decrease in Life premiums in 2014 compared to 2013 was primarily due to the non-renewal of certain group benefit accounts and the strengthening of the U.S. dollar against the Japanese yen, partially offset by solid growth in Japan premiums excluding the effect of foreign exchange.  As a result of the decrease in premiums, premiums and deposits also decreased in 2014 compared to 2013.

Personal Insurance Results

The following table presents Personal Insurance results:

Years Ended December 31,				Percentage Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Underwriting results:
Net premiums written	$11,580	$12,412	$12,700	(7)%	(2)%
Increase in unearned premiums	(422)	(442)	(323)	5	(37)
Net premiums earned	11,158	11,970	12,377	(7)	(3)
Losses and loss adjustment expenses incurred	6,152	6,488	7,025	(5)	(8)
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,974	2,092	2,203	(6)	(5)
Other acquisition expenses	1,183	1,165	1,044	2	12
Total acquisition expenses	3,157	3,257	3,247	(3)	-
General operating expenses	1,995	2,220	2,292	(10)	(3)
Underwriting income (loss)	(146)	5	(187)	NM	NM
Net investment income	220	394	455	(44)	(13)
Pre-tax operating income	$74	$399	$268	(81)%	49%

Item 7 / results of operations / consumer insurance

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (in millions)

2015 and 2014 Comparison

Pre‑tax operating income decreased in 2015, compared to 2014, primarily due to a decrease in net investment income and underwriting results. Catastrophe losses were $145 million in 2015 compared to $126 million in 2014. In 2015, net favorable prior year loss reserve development was $19 million compared to $77 million in 2014.

Acquisition expenses decreased in 2015 compared to 2014. Excluding the effect of foreign exchange, acquisition expenses increased due to higher acquisition costs, primarily in automobile and property businesses, and higher profit share expenses related to warranty service programs, partially offset by a decrease in non-deferred direct marketing expenses. The non-deferred direct marketing expenses, excluding commissions, for 2015 were approximately $292 million, and, excluding the impact of foreign exchange, decreased by approximately $71 million from 2014.

General operating expenses decreased in 2015 compared to 2014, primarily due to the effect of foreign exchange and reflected an ongoing focus on cost efficiency.

Net investment income decreased in 2015 compared to 2014, primarily due to the continued impact of low interest rates resulting in yields on new purchases that were lower than the weighted average yield of the overall portfolio, negative performance of alternative investments in hedge funds, the strengthening of the U.S. dollar against most major foreign currencies, and lower allocation of net investment income.

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

Item 7 / results of operations / consumer insurance

Acquisition expenses  increased in 2014 compared to 2013, primarily due to the change in business mix and higher costs in growth-targeted lines of business, partially offset by the effect of foreign exchange as a result of the strengthening of the U.S. dollar against the Japanese yen. Direct marketing expenses, excluding commissions, for 2014 were $392 million, compared to $440 million in 2013. Excluding the impact of foreign exchange, direct marketing expenses decreased by approximately $24 million in 2014 compared to 2013. Direct marketing accounted for approximately 17 percent of net premiums written in both 2014 and 2013.

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

Personal Insurance Net Premiums Written

The following table presents Personal Insurance net premiums written by major line of business:

Years Ended December 31,				Percentage Change in		Percentage Change in
				U.S. dollars		Original Currency
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Accident & Health	$4,990	$5,441	$5,714	(8)%	(5)%	1%	(2)%
Personal Lines	6,590	6,971	6,986	(5)	-	4	5
Total Personal Insurance net
premiums written	$11,580	$12,412	$12,700	(7)%	(2)%	3%	2%

Item 7 / results of operations / consumer insurance

Personal Insurance (in millions)

2015 and 2014 Comparison

Personal Insurance net premiums written decreased in 2015 compared to 2014 due to the strengthening of the U.S. dollar against the Major Currencies. Excluding the effect of foreign exchange, net premiums written increased in 2015 compared to 2014, as the business continued to grow through multiple product and distribution channels. The following paragraphs discuss the changes in net premiums written on a constant dollar basis, which exclude the effect of foreign exchange.

Accident & Health net premiums written increased in 2015 compared to 2014, primarily due to production increases in Accident and Health in Japan, partially offset by the decrease in Accident and Health in the U.S., due to continued underwriting discipline.

Personal Lines net premiums written increased in 2015 compared to 2014. These increases were primarily due to increased production in personal property business in the U.S. and Japan and in the automobile business in all regions, partially offset by decreased production of warranty service programs. The increase in the U.S. personal property business in 2015 was attributable to new business sales and improved retention in the AIG Private Client Group, whereas in Japan the increase was due to new business sales as a result of the recent increase in new housing starts and heightened demand before the duration restriction on long-term fire insurance became effective in October 2015.  In addition, the increase in U.S. personal property business in 2015 reflected changes to optimize our reinsurance structure to retain more favorable risks, while continuing to manage aggregate exposure.

2014 and 2013 Comparison

Personal Insurance net premiums written decreased in 2014 compared to 2013, primarily due to the impact of foreign exchange as the U.S. dollar strengthened against the Japanese yen. Excluding the effect of foreign exchange, net premiums written increased in 2014 compared to 2013 as the business continued to grow through multiple product and distribution channels, including direct marketing. The following paragraphs discuss the changes in net premiums written on a constant dollar basis, which exclude the effect of foreign exchange.

Item 7 / results of operations / consumer insurance

Accident & Health  net premiums written decreased in 2014 compared to 2013. The decrease was primarily due to our focus on maintaining underwriting discipline in certain classes of business in the U.S., partially offset by growth in Japan and Latin America.

Personal Lines  net premiums written increased in 2014 compared to 2013. The increase was primarily due to increased rates and improved retention in AIG Private Client Group and continued growth of automobile business outside of Japan, partially offset by declines in the U.S. warranty service programs.

Personal Insurance Net Premiums Written by Region

The following table presents Personal Insurance net premiums written by region:

Years Ended December 31,				Percentage Change in		Percentage Change in
				U.S. dollars		Original Currency
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Americas	$3,810	$3,824	$3,794	-%	1%	2%	4%
Asia Pacific	5,916	6,516	6,893	(9)	(5)	3	1
EMEA	1,854	2,072	2,013	(11)	3	3	2
Total net premiums written	$11,580	$12,412	$12,700	(7)%	(2)%	3%	2%

Personal insurance NET PREMIUMS WRITTEN by Region (in millions)

The following paragraphs discuss the changes in net premiums written on a constant dollar basis, which exclude the effect of foreign exchange.

2015 and 2014 Comparison

Americas net premiums written in 2015 increased compared to 2014 due to growth in personal property and automobile businesses, offset by decreases in warranty service programs and Accident and Health businesses in the U.S. The growth in personal property business is primarily driven by new business sales and improved retention in AIG Private Client Group in the U.S., as well as the changes in the reinsurance structure discussed above.

Asia Pacific net premiums written increased in 2015 compared to 2014, primarily due to increased production in personal property, Accident and Health and automobile businesses.

Item 7 / results of operations / consumer insurance

EMEA net premiums written increased in 2015 compared to 2014, primarily in automobile and in warranty service programs, partially offset by decreases in Accident and Health.

2014 and 2013 Comparison

Americas net premiums written increased in 2014 compared to 2013, primarily due to an increase in all product lines in our Latin America operations and growth in U.S. personal property and automobile businesses. These were partially offset by a decrease in U.S. Accident and Health due to our continued focus on maintaining underwriting discipline.

Asia Pacific net premiums written increased in 2014 compared to 2013, primarily due to production increases in Japan Accident and Health and in property and automobile business outside of Japan.

EMEA net premiums written increased in 2014 compared to 2013, due to growth in the automobile business and warranty service programs, partially offset by a decrease in the Accident and Health business.

Personal Insurance Underwriting Ratios

The following tables present the Personal Insurance combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

Years Ended December 31,				Increase (Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Loss ratio	55.1	54.2	56.8	0.9	(2.6)
Catastrophe losses and reinstatement premiums	(1.3)	(1.1)	(0.7)	(0.2)	(0.4)
Prior year development net of premium adjustments	0.2	0.7	1.3	(0.5)	(0.6)
Accident year loss ratio, as adjusted	54.0	53.8	57.4	0.2	(3.6)
Acquisition ratio	28.3	27.2	26.2	1.1	1.0
General operating expense ratio	17.9	18.5	18.5	(0.6)	-
Expense ratio	46.2	45.7	44.7	0.5	1.0
Combined ratio	101.3	99.9	101.5	1.4	(1.6)
Catastrophe losses and reinstatement premiums	(1.3)	(1.1)	(0.7)	(0.2)	(0.4)
Prior year development net of premium adjustments	0.2	0.7	1.3	(0.5)	(0.6)
Accident year combined ratio, as adjusted	100.2	99.5	102.1	0.7	(2.6)

Item 7 / results of operations / consumer insurance

Personal Insurance ratios

The following tables present Personal Insurance accident year catastrophe and severe losses by region and the number of events:

Catastrophes(a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Year Ended December 31, 2015
Flooding	4	$4	$-	$2	$6
Windstorms and hailstorms	13	82	37	-	119
Wildfire	1	1	-	-	1
Tropical cyclone	1	-	19	-	19
Total catastrophe-related charges	19	$87	$56	$2	$145
Year Ended December 31, 2014
Windstorms and hailstorms	14	51	46	-	97
Tropical cyclone	4	9	19	-	28
Earthquakes	1	1	-	-	1
Total catastrophe-related charges	19	$61	$65	$-	$126
Year Ended December 31, 2013
Flooding	7	$26	$-	$2	$28
Windstorms and hailstorms	2	11	-	5	16
Tropical cyclone	-	-	33	-	33
Total catastrophe-related charges	9	$37	$33	$7	$77

(a) Catastrophes are generally weather or seismic events having a net impact on AIG in excess of $10 million each.

Severe Losses(b)

Years Ended December 31,	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
2015	1	$12	$-	$-	$12
2014	4	$50	$4	$-	$54
2013	1	$17	$-	$-	$17
109

Item 7 / results of operations / consumer insurance

*    Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

2015 and 2014 Comparison

The combined ratio increased by 1.4 points in 2015 compared to 2014, reflecting an increase in the loss ratio and acquisition ratio, partially offset by a decrease in the general operating expense ratio. The accident year combined ratio, as adjusted, increased by 0.7 points in 2015 compared to 2014.

The accident year loss ratio, as adjusted, increased by 0.2 points in 2015, compared to 2014, due to higher large but not severe losses in automobile and personal property businesses, partially offset by a decrease in losses in warranty service programs and lower severe losses. The loss ratio improvement in warranty service programs was offset by an increase in the acquisition ratio due to a related profit sharing arrangement.

The acquisition ratio increased by 1.1 points in 2015 compared to 2014, primarily due to increases in acquisition costs in warranty service programs and in the automobile business, partially offset by lower direct marketing expenses in the Accident and Health business.

The general operating expense ratio decreased by 0.6 points in 2015 compared to 2014, reflecting an ongoing focus on cost efficiency.

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

Corporate and Other

Corporate and Other Results

The following table presents AIG’s Corporate and Other results:

Years Ended December 31,				Percentage Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Corporate and Other pre-tax operating loss:
Equity in pre-tax operating earnings of AerCap(a)	$255	$434	$-	(41)%	NM	%
Fair value of PICC investments(b)	33	37	-	(11)	NM
Income from other assets, net(c)	1,382	373	47	271	NM
Corporate general operating expenses	(985)	(1,146)	(1,115)	14	(3)
Severance expense(d)	-	-	(265)	NM	NM
Interest expense	(1,101)	(1,233)	(1,412)	11	13
110

Item 7 / results of operations / Corporate and other

Direct Investment book	-	1,241	1,448	NM	(14)
Global Capital Markets	-	359	625	NM	(43)
Run-off insurance Lines	(488)	(445)	403	(10)	NM
Consolidation and eliminations	21	1	4	NM	(75)
Total Corporate and Other pre-tax operating loss	$(883)	$(379)	$(265)	(133)%	(43)%

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

(c)  Consists of the results of investments held by AIG Parent to support various corporate needs as well as the remaining positions of AIGFP, life settlements, real estate, equipment leasing and lending and other secured lending investments held by AIG Parent and certain subsidiaries. As a result of the progress of the wind down and de-risking activities of the DIB and the derivative portfolio of AIGFP included within GCM, AIG has discontinued separate reporting of the DIB and GCM. Their results have been reported within Income from other assets, net, beginning with the first quarter of 2015. This reporting aligns with the manner in which AIG manages its financial resources. Prior periods are presented in historical format for informational purposes. Interest expense for 2015 includes $70 million of interest expense previously reported in DIB results.

(d) Includes $263 million of severance expense attributable to the Property Casualty and Personal Insurance operating segments.

Corporate and Other Results

2015 and 2014 Comparison

Corporate and Other pre-tax operating losses increased in 2015 compared to 2014 primarily due to lower fair value appreciation on ABS CDOs, lower credit valuation adjustments on assets for which the fair value option was elected, and lower mark-to-market income on CDS positions as a result of portfolio wind down and more significant spread tightening in 2014, all of which are reflected in Income from other assets, net. Partially offsetting these declines were lower corporate general operating expenses resulting from a pension curtailment credit and lower interest expense from ongoing liability management activities.

Run-off insurance lines reported an increase in pre-tax operating loss in 2015 primarily due to higher net adverse prior year loss reserve development reflecting the loss reserve strengthening in classes of business with long reporting tails and transfers of certain casualty lines, including environmental liability and healthcare coverage that were no longer offered by Commercial Insurance to Run-off insurance lines. See Insurance Reserves – Non-Life Insurance Companies – Net Loss Development for further discussion. These increases in net adverse prior year loss reserve development were partially offset by excess workers’ compensation net loss reserve discount benefit, primarily reflecting an increase in Treasury rates in 2015. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion.

2014 and 2013 Comparison

Corporate and Other pre‑tax operating losses increased in 2014 compared to 2013 primarily due to an increase in general operating expenses as a result of centralizing processes to lower-cost locations and increased costs related to investments in technology, lower fair value appreciation on ABS CDOs driven primarily by improved collateral pricing due to more significant improvements in home price indices and amortization of the underlying collateral in 2013, lower credit valuation adjustments on assets for which the fair value option was elected, and lower mark-to-market income on CDS positions as a result of portfolio wind down and spread widening, partially offset by our share of AerCap’s pre-tax operating income, which was accounted for under the equity method, and lower interest expense from ongoing debt management activities described in Liquidity and Capital Resources.

Run-off insurance lines reported a pre-tax operating loss of $445 million in 2014 compared to income of $403 million in 2013, primarily as a result of a $407 million charge from a decrease in reserve discount in 2014 compared to a $631 million benefit from an increase in discount in 2013. This discounting-related charge was partially offset by a $98 million decrease in net adverse prior year loss reserve development and an improvement in current accident year loss experience, particularly in the environmental liability business (2004 and prior). The discount charge was primarily due to the decline in risk free rates during

Item 7 / results of operations / Corporate and other

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

Investments Highlights in 2015

•    A rise in rates, widening of credit spreads and sales of equity securities resulted in a decrease in our net unrealized gain position in our investment portfolio. Net unrealized gains in our available for sale portfolio decreased to approximately $8.8 billion as of December 31, 2015 from approximately $19.0 billion as of December 31, 2014.

•    We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•    Our alternative investments portfolio performance experienced a significant drop off in the second half of 2015 due to increased volatility in equity markets, which affected the performance of our hedge fund portfolio.

•    Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•    Other-than-temporary impairments increased due to impairments within the energy and emerging markets sectors, driven primarily by slowing growth in China and weakness in commodity markets.

•    We experienced an increase in gains of sales of securities in 2015 versus 2014 due to a partial divestiture of our PICC equity interests.

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

Item 7 / INVESTMENTS

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

Investments by Legal Entity Category

The following tables summarize the composition of AIG's investments:

	Non-Life	Life
	Insurance	Insurance	Corporate
(in millions)	Companies	Companies	and Other(a)	Total
December 31, 2015
Fixed maturity securities:
Bonds available for sale, at fair value	$84,849	$157,150	$6,246	$248,245
Other bond securities, at fair value	1,463	3,589	11,730	16,782
Equity securities:
Common and preferred stock available for sale, at fair value	2,821	144	(50)	2,915
Other Common and preferred stock, at fair value	355	-	566	921
Mortgage and other loans receivable, net of allowance	8,278	23,979	(2,692)	29,565
Other invested assets	10,571	12,398	6,825	29,794
Short-term investments	3,189	2,877	4,066	10,132
Total investments(b)	111,526	200,137	26,691	338,354
Cash	1,011	557	61	1,629
Total invested assets	$112,537	$200,694	$26,752	$339,983
December 31, 2014
Fixed maturity securities:
Bonds available for sale, at fair value	$92,942	$164,527	$2,390	$259,859
Other bond securities, at fair value	1,733	2,785	15,194	19,712
Equity securities:
Common and preferred stock available for sale, at fair value	4,241	150	4	4,395
Other Common and preferred stock, at fair value	495	-	554	1,049
Mortgage and other loans receivable, net of allowance	6,686	20,874	(2,570)	24,990
Other invested assets	10,372	11,916	12,230	34,518
Short-term investments	4,154	2,131	4,958	11,243
Total investments(b)	120,623	202,383	32,760	355,766
Cash	1,191	451	116	1,758
Total invested assets	$121,814	$202,834	$32,876	$357,524

(a) Beginning in the fourth quarter of 2015, Eaglestone Reinsurance Company is reported in Corporate and Other.

(b) At December 31, 2015, approximately 90 percent and 10 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 90 percent and 10 percent, respectively, at December 31, 2014.

Item 7 / INVESTMENTS

The following table presents the components of Net Investment Income:

Years Ended December 31,
(in millions)	2015	2014	2013
Interest and dividends	$12,856	$13,246	$13,199
Alternative investments	1,476	2,624	2,803
Other investment income*	249	726	356
Total investment income	14,581	16,596	16,358
Investment expenses	528	517	548
Total net investment income	$14,053	$16,079	$15,810

* Includes changes in fair value of certain fixed maturity securities where the fair value option has been elected and which are used to economically hedge the interest rate risk in GMWB embedded derivatives. For the years ended December 31, 2015, 2014 and 2013, the net investment income (loss) recorded on these securities was $(43) million, $260 million and $(161) million, respectively.

Net investment income decreased for 2015 compared to 2014 due to lower income on alternative investments, primarily related to hedge fund performance, lower income on assets for which the fair value option was elected, and lower reinvestment yields.

Net investment income for 2014 increased compared to 2013 primarily due to positive performance on bonds where we elected the fair value option, driven by movements in interest rates, partially offset by lower income on alternative investments due to equity market performance and lower reinvestment yields on our fixed maturity securities portfolio due to the low interest rate environment.

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

In addition, the Non-Life Insurance Companies seek to enhance returns through selective investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields and have provided added diversification to the broader portfolio.  The Non-Life Insurance Companies’ investment portfolio also includes, to a lesser extent, equity securities.

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

Item 7 / INVESTMENTS

well as taxable municipal bonds, government and agency bonds, and corporate bonds. The majority of these high quality investments are rated A or higher based on composite ratings.

Fixed maturity investments held in the Non-Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, and short to intermediate duration, averaging 3.2 years.

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

In addition, the Life Insurance Companies seek to enhance returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields.  While a diversified portfolio of alternative investments remains a fundamental component of the investment strategy of the Life Insurance Companies, we intend to reduce the overall size of the hedge fund portfolio, in light of changing market conditions and perceived market opportunities, and to continue reducing the size of the private equity portfolio.  The Life Insurance Companies investment portfolio also includes, to a lesser extent, equity securities and yield enhancing investments.

The Life Insurance Companies monitor fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. The Life Insurance Companies frequently review their interest rate assumptions and actively manage the crediting rates used for their new and in-force business. Business strategies continue to evolve to maintain profitability of the overall business in a historically low interest rate environment. The low interest rate environment makes it more difficult to profitably price many of our products and puts margin pressure on existing products, due to the challenge of investing recurring premiums and deposits and reinvesting investment portfolio cash flows in the low rate environment while maintaining satisfactory investment quality and liquidity. In addition, there is investment risk associated with future premium receipts from certain in‑force business. Specifically, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

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

Fixed maturity investments held in the Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, and intermediate to long duration, averaging 13.7 years.

Item 7 / INVESTMENTS

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

The following table presents the fixed maturity security portfolio of Life Insurance Companies categorized by NAIC Designation, at fair value:

December 31, 2015
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$44,714	$58,029	$102,743	$4,801	$2,739	$413	$133	$8,086	$110,829
Mortgage-backed, asset-backed and collateralized	42,411	2,091	44,502	239	181	29	471	920	45,422
Total*	$87,125	$60,120	$147,245	$5,040	$2,920	$442	$604	$9,006	$156,251

*    Excludes $4.5 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within Life Insurance Companies that require a statutory filing.

The following table presents the fixed maturity security portfolio of Life Insurance Companies  categorized by composite AIG credit rating, at fair value:

December 31, 2015
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$44,758	$58,156	$102,914	$4,692	$2,808	$415	$7,915	$110,829
Mortgage-backed, asset-backed and collateralized	26,312	3,352	29,664	1,266	1,033	13,459	15,758	45,422
Total*	$71,070	$61,508	$132,578	$5,958	$3,841	$13,874	$23,673	$156,251

*  Excludes $4.5 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within Life Insurance Companies that require a statutory filing.

Credit Ratings

At December 31, 2015, approximately 90 percent of our fixed maturity securities were held by our domestic entities. Approximately 16 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 17 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Item 7 / INVESTMENTS

A significant portion of our foreign entities’ fixed maturity securities portfolio is rated by Moody’s Investors’ Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), or similar foreign rating services. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At  December 31, 2015, approximately 16 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 5 percent were below investment grade or not rated. Approximately 44 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in millions)	2015	2014	2015	2014	2015	2014
Rating:
Other fixed maturity
securities
AAA	$12,274	$15,463	$3,222	$5,322	$15,496	$20,785
AA	35,344	36,730	207	224	35,551	36,954
A	50,741	56,693	1,781	242	52,522	56,935
BBB	71,766	75,607	186	250	71,952	75,857
Below investment grade	12,305	10,651	133	303	12,438	10,954
Non-rated	920	1,035	-	-	920	1,035
Total	$183,350	$196,179	$5,529	$6,341	$188,879	$202,520
Mortgage-backed, asset-
backed and collateralized
AAA	$26,382	$24,783	$1,756	$2,313	$28,138	$27,096
AA	5,003	4,078	708	1,549	5,711	5,627
A	7,462	7,606	416	494	7,878	8,100
BBB	4,394	3,813	497	620	4,891	4,433
Below investment grade	21,638	23,376	7,771	8,314	29,409	31,690
Non-rated	16	24	105	81	121	105
Total	$64,895	$63,680	$11,253	$13,371	$76,148	$77,051
Total
AAA	$38,656	$40,246	$4,978	$7,635	$43,634	$47,881
AA	40,347	40,808	915	1,773	41,262	42,581
A	58,203	64,299	2,197	736	60,400	65,035
BBB	76,160	79,420	683	870	76,843	80,290
Below investment grade	33,943	34,027	7,904	8,617	41,847	42,644
Non-rated	936	1,059	105	81	1,041	1,140
Total	$248,245	$259,859	$16,782	$19,712	$265,027	$279,571
117

Item 7 / INVESTMENTS

Available‑for‑Sale Investments

The following table presents the fair value of our available‑for‑sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2015	2014
Bonds available for sale:
U.S. government and government sponsored entities	$1,844	$2,992
Obligations of states, municipalities and political subdivisions	27,323	27,659
Non-U.S. governments	18,195	21,095
Corporate debt	135,988	144,433
Mortgage-backed, asset-backed and collateralized:
RMBS	36,227	37,520
CMBS	13,571	12,885
CDO/ABS	15,097	13,275
Total mortgage-backed, asset-backed and collateralized	64,895	63,680
Total bonds available for sale*	248,245	259,859
Equity securities available for sale:
Common stock	2,401	3,629
Preferred stock	22	25
Mutual funds	492	741
Total equity securities available for sale	2,915	4,395
Total	$251,160	$264,254

*    At December 31, 2015 and 2014, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $34.9 billion and $35.1 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	December 31,	December 31,
(in millions)	2015	2014
Japan	$5,416	$5,728
Canada	1,453	2,181
Germany	832	1,315
France	784	614
United Kingdom	661	648
Mexico	563	661
Netherlands	511	639
Norway	503	619
Singapore	426	545
Chile	386	395
Other	6,710	7,752
Total	$18,245	$21,097
118

Item 7 / INVESTMENTS

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	December 31, 2015
			Non-			December 31,
		Financial	Financial	Structured		2014
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$784	$1,215	$2,019	$-	$4,018	$4,498
Netherlands	511	991	1,505	397	3,404	4,276
Germany	832	285	2,227	21	3,365	4,155
Ireland	2	-	598	674	1,274	850
Spain	29	90	968	15	1,102	1,557
Italy	19	115	863	12	1,009	1,245
Belgium	219	120	516	-	855	973
Luxembourg	-	18	448	30	496	243
Finland	65	34	130	-	229	235
Austria	104	3	17	-	124	155
Other - EuroZone	680	48	200	1	929	1,022
Total Euro-Zone	$3,245	$2,919	$9,491	$1,150	$16,805	$19,209
Remainder of Europe
United Kingdom	$661	$2,968	$8,015	$3,642	$15,286	$16,076
Switzerland	49	1,195	1,275	-	2,519	2,941
Sweden	144	488	195	-	827	1,135
Norway	503	43	142	-	688	846
Russian Federation	36	8	78	-	122	311
Other - Remainder of Europe	198	119	111	15	443	494
Total - Remainder of Europe	$1,591	$4,821	$9,816	$3,657	$19,885	$21,803
Total	$4,836	$7,740	$19,307	$4,807	$36,690	$41,012

Investments in Municipal Bonds

At December 31, 2015, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 95 percent of the portfolio rated A or higher.

119

Item 7 / INVESTMENTS

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	December 31, 2015
	State	Local		Total	December 31,
	General	General		Fair	2014
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$35	$620	$3,958	$4,613	$4,116
California	663	610	2,568	3,841	4,707
Texas	328	1,534	1,553	3,415	3,356
Illinois	111	367	1,008	1,486	1,364
Massachusetts	693	-	694	1,387	1,417
Washington	530	144	685	1,359	1,278
Florida	155	-	980	1,135	1,052
Virginia	65	5	808	878	918
Georgia	280	243	347	870	819
Washington DC	156	1	548	705	607
Pennsylvania	269	23	384	676	537
Arizona	-	94	482	576	734
Ohio	128	8	395	531	604
All other states(a)	1,061	547	4,243	5,851	6,150
Total(b)(c)	$4,474	$4,196	$18,653	$27,323	$27,659

(a) We did not have material credit exposure to the government of Puerto Rico.

(b) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $2.9 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	December 31,	December 31,
(in millions)	2015	2014
Financial institutions:
Money Center /Global Bank Groups	$9,104	$10,682
Regional banks — other	568	543
Life insurance	3,295	3,575
Securities firms and other finance companies	380	422
Insurance non-life	5,421	5,625
Regional banks — North America	6,823	6,636
Other financial institutions	7,808	8,169
Utilities(a)	18,497	19,249
Communications	10,251	10,316
Consumer noncyclical	15,391	16,792
Capital goods	8,973	8,594
Energy(a)	13,861	16,494
Consumer cyclical	9,767	11,197
Basic	7,512	9,187
Other	18,337	16,952
Total (b)	$135,988	$144,433

(a) The Utilities and Energy amounts at December 31, 2014, have been revised from $23.7 billion and $12.0 billion to $19.2 billion and $16.5 billion, respectively, to conform to current industry classification, which are not considered material to previously issued financial statements.

120

Item 7 / INVESTMENTS

(b) At December 31, 2015 and December 31, 2014, approximately 91 percent and 93 percent, respectively, of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 5.6 percent and 6.4 percent at December 31, 2015 and 2014, respectively.  The decline in energy exposure from December 31, 2014 resulted from unrealized losses due to reduction in the energy sector pricing, sales of securities and other-than-temporary impairments.  While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale investments by year of vintage:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2015	2014
Total RMBS
2015	$2,273	$-
2014	1,096	871
2013	2,178	2,724
2012	1,944	2,382
2011	4,800	5,310
2010 and prior*	23,936	26,233
Total RMBS	$36,227	$37,520
Agency
2015	$2,025	$-
2014	1,000	799
2013	2,094	2,625
2012	1,877	2,234
2011	2,927	3,428
2010 and prior	2,628	3,324
Total Agency	$12,551	$12,410
Alt-A
2015	-	-
2014	-	-
2013	-	-
2012	-	-
2011	$-	$-
2010 and prior	12,831	13,001
Total Alt-A	$12,831	$13,001
Subprime
2015	-	-
2014	-	-
2013	-	-
2012	-	-
2011	-	-
2010 and prior	$2,376	$2,423
Total Subprime	$2,376	$2,423

121

Item 7 / INVESTMENTS

Prime non-agency
2015	$-	$-
2014	-	-
2013	8	8
2012	53	126
2011	1,873	1,882
2010 and prior	5,716	7,047
Total Prime non-agency	$7,650	$9,063
Total Other housing related	$819	$623

*    Includes approximately $13.2 billion and $13.5 billion at December 31, 2015, and December 31, 2014, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination.  See Note 5 to the Consolidated Financial Statements for additional discussion on Purchased Credit Impaired (PCI) Securities.

The following table presents our RMBS available for sale investments by credit rating:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2015	2014
Rating:
Total RMBS
AAA	$14,884	$14,699
AA	389	418
A	509	546
BBB	661	911
Below investment grade(a)	19,779	20,937
Non-rated	5	9
Total RMBS(b)	$36,227	$37,520
Agency RMBS
AAA	$12,547	$12,405
AA	4	5
Total Agency	$12,551	$12,410
Alt-A RMBS
AAA	$5	$7
AA	17	33
A	121	85
BBB	216	317
Below investment grade(a)	12,472	12,559
Total Alt-A	$12,831	$13,001
Subprime RMBS
AAA	$15	$18
AA	68	117
A	247	252
BBB	200	207
Below investment grade(a)	1,846	1,829
Total Subprime	$2,376	$2,423
Prime non-agency
AAA	$1,986	$2,076
AA	188	253
A	138	205
BBB	209	351
Below investment grade(a)	5,124	6,169
Non-rated	5	9
Total prime non-agency	$7,650	$9,063
Total Other housing related	$819	$623
122

Item 7 / INVESTMENTS

(a) Includes certain RMBS that had experienced deterioration in credit quality since their origination. See Note 5 to the Consolidated Financial Statements for additional discussion on PCI Securities.

(b) The weighted average expected life was six years at both December 31, 2015 and December 31, 2014.

Our underwriting practices for investing in RMBS, other asset‑backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale investments:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2015	2014
CMBS (traditional)	$11,132	$11,265
Agency	1,622	1,372
Other	817	248
Total	$13,571	$12,885

The following table presents the fair value of our CMBS available for sale investments by rating agency designation and by vintage year:

					Below
					Investment
(in millions)	AAA	AA	A	BBB	Grade	Non-Rated	Total
December 31, 2015
Year:
2015	$824	$404	$465	$240	$-	$-	$1,933
2014	1,604	183	11	-	-	-	1,798
2013	2,611	433	89	54	-	-	3,187
2012	737	60	31	83	-	10	921
2011	1,015	25	31	21	-	-	1,092
2010 and prior	921	700	635	738	1,646	-	4,640
Total	$7,712	$1,805	$1,262	$1,136	$1,646	$10	$13,571
December 31, 2014
Year:
2014	$1,570	$183	$11	$-	$-	$-	$1,764
2013	2,684	442	91	58	-	-	3,275
2012	1,158	61	28	92	-	12	1,351
2011	1,022	20	37	21	-	-	1,100
2010 and prior	1,119	626	814	843	1,993	-	5,395
Total	$7,553	$1,332	$981	$1,014	$1,993	$12	$12,885
123

Item 7 / INVESTMENTS

The following table presents our CMBS available for sale investments by geographic region:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2015	2014
Geographic region:
New York	$3,149	$2,759
California	1,244	1,305
Texas	791	831
Florida	520	562
New Jersey	433	457
Virginia	362	389
Illinois	323	344
Pennsylvania	295	291
Georgia	253	286
Massachusetts	231	247
Maryland	229	222
North Carolina	218	222
All Other*	5,523	4,970
Total	$13,571	$12,885

*    Includes Non-U.S. locations.

The following table presents our CMBS available for sale investments by industry:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2015	2014
Industry:
Retail	$3,978	$3,700
Office	3,896	3,652
Multi-family*	3,036	2,889
Lodging	1,005	1,127
Industrial	868	679
Other	788	838
Total	$13,571	$12,885

*    Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable throughout 2015. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Item 7 / INVESTMENTS

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

	Fair value at	Fair value at
	December 31,	December 31,
(in millions)	2015	2014
Collateral Type:
Bank loans (CLO)	$7,962	$6,683
Other	153	388
Total	$8,115	$7,071

The following table presents our CDO available for sale investments by credit rating:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2015	2014
Rating:
AAA	$2,870	$1,922
AA	2,543	2,135
A	2,247	2,317
BBB	298	366
Below investment grade	157	331
Total	$8,115	$7,071

Commercial Mortgage Loans

At December 31, 2015, we had direct commercial mortgage loan exposure of $22.1 billion of which, approximately 99 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
December 31, 2015
State:
New York	97	$823	$2,968	$516	$301	$166	$186	$4,960	22%
California	95	87	547	433	533	788	308	2,696	12
Texas	60	120	696	106	147	187	48	1,304	6
New Jersey	45	441	338	324	-	29	33	1,165	5
Florida	78	187	113	374	116	20	146	956	4
Illinois	21	174	369	21	32	36	23	655	3
Massachusetts	19	56	168	360	-	-	33	617	3
Connecticut	20	314	152	23	81	-	-	570	3
Pennsylvania	28	6	29	436	62	27	4	564	3
Ohio	37	122	28	211	67	-	5	433	2
Other states	302	1,118	1,203	1,514	414	595	229	5,073	23
Foreign	47	471	1,234	520	161	250	438	3,074	14
Total*	849	$3,919	$7,845	$4,838	$1,914	$2,098	$1,453	$22,067	100%

Item 7 / INVESTMENTS

December 31, 2014
State:
New York	90	$545	$2,111	$285	$148	$68	$215	$3,372	18%
California	115	29	635	389	472	597	469	2,591	14
New Jersey	48	490	353	308	-	30	74	1,255	7
Florida	89	141	192	335	118	137	161	1,084	6
Texas	58	62	482	121	171	187	54	1,077	6
Illinois	24	175	327	26	73	36	-	637	3
Massachusetts	19	-	198	321	-	-	34	553	3
Colorado	18	62	158	48	-	120	101	489	2
Connecticut	23	279	155	5	43	-	-	482	2
Pennsylvania	49	45	89	170	107	16	5	432	2
Other states	349	920	1,140	1,738	494	310	281	4,883	26
Foreign	142	636	678	78	63	176	423	2,054	11
Total*	1,024	$3,384	$6,518	$3,824	$1,689	$1,677	$1,817	$18,909	100%

*    Does not reflect allowance for credit losses.

See Note 6 to the Consolidated Financial Statements for additional discussion on commercial mortgage loans.

Impairments

The following table presents impairments by investment type:

Years Ended December 31,
(in millions)	2015	2014	2013
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$425	$180	$173
Equity securities, available for sale	166	37	14
Private equity funds and hedge funds	80	30	45
Subtotal	671	247	232
Other impairments:
Investments in life settlements	540	201	971
Other investments	166	126	112
Real estate	23	8	19
Total	$1,400	$582	$1,334

Our investments in life settlements are monitored for impairment on a contract-by-contract basis quarterly. An investment in life settlements is considered impaired if the undiscounted cash flows resulting from the expected proceeds would not be sufficient to recover our estimated future carrying amount, which is the current carrying amount for the investment in life settlements plus anticipated undiscounted future premiums and other capitalizable future costs, if any. Impaired investments in life settlements are written down to their estimated fair value which is determined on a discounted cash flow basis, incorporating current market mortality assumptions and market yields.

In late 2015, several insurance providers gave notice of increases in policy premiums related to our investments in life settlements.  The increase in premiums required to keep policies in force results in lower future expected net cash flows which are insufficient to recover our net investment on certain policies.

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

Other-than-temporary impairment charges by reportable segment and impairment type:

	Non-Life	Life	Corporate
	Insurance	Insurance	and Other
(in millions)	Companies	Companies	Operations	Total
For the Year Ended December 31, 2015
Impairment Type:
Severity	$13	$-	$-	$13
Change in intent	7	145	81	233
Foreign currency declines	33	24	-	57
Issuer-specific credit events	178	168	2	348
Adverse projected cash flows	7	13	-	20
Total	$238	$350	$83	$671
For the Year Ended December 31, 2014
Impairment Type:
Severity	$3	$-	$-	$3
Change in intent	8	32	-	40
Foreign currency declines	9	10	-	19
Issuer-specific credit events	60	109	-	169
Adverse projected cash flows	5	11	-	16
Total	$85	$162	$-	$247
For the Year Ended December 31, 2013
Impairment Type:
Severity	$6	$-	$-	$6
Change in intent	1	45	2	48
Foreign currency declines	1	-	-	1
Issuer-specific credit events	43	127	-	170
Adverse projected cash flows	1	6	-	7
Total	$52	$178	$2	$232

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
For the Year Ended December 31, 2015
Impairment Type:
Severity	$-	$-	$-	$-	$13	$13
Change in intent	3	-	14	131	85	233
Foreign currency declines	-	-	-	57	-	57
Issuer-specific credit events	79	3	8	110	148	348
Adverse projected cash flows	20	-	-	-	-	20
Total	$102	$3	$22	$298	$246	$671

Item 7 / INVESTMENTS

For the Year Ended December 31, 2014
Impairment Type:
Severity	$-	$-	$-	$-	$3	$3
Change in intent	-	-	-	27	13	40
Foreign currency declines	-	-	-	19	-	19
Issuer-specific credit events	80	9	21	8	51	169
Adverse projected cash flows	16	-	-	-	-	16
Total	$96	$9	$21	$54	$67	$247
For the Year Ended December 31, 2013
Impairment Type:
Severity	$-	$-	$-	$-	$6	$6
Change in intent	1	-	-	46	1	48
Foreign currency declines	-	-	-	1	-	1
Issuer-specific credit events	36	5	50	27	52	170
Adverse projected cash flows	7	-	-	-	-	7
Total	$44	$5	$50	$74	$59	$232

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Other-than-temporary impairment charges by investment type and credit rating:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
For the Year Ended December 31, 2015
Rating:
AAA	$-	$-	$-	$12	$-	$12
AA	-	-	-	12	-	12
A	-	-	-	12	-	12
BBB	2	-	-	50	-	52
Below investment grade	100	3	22	208	-	333
Non-rated	-	-	-	4	246	250
Total	$102	$3	$22	$298	$246	$671
For the Year Ended December 31, 2014
Rating:
AAA	$-	$-	$-	$4	$-	$4
AA	3	-	-	2	-	5
A	-	-	-	2	-	2
BBB	2	-	-	11	-	13
Below investment grade	91	5	21	35	-	152
Non-rated	-	4	-	-	67	71
Total	$96	$9	$21	$54	$67	$247
For the Year Ended December 31, 2013
Rating:
AAA	$1	$-	$-	$-	$-	$1
AA	2	-	-	-	-	2
A	1	-	-	-	-	1
BBB	1	-	-	44	-	45
Below investment grade	39	5	50	29	-	123
Non-rated	-	-	-	1	59	60
Total	$44	$5	$50	$74	$59	$232

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Item 7 / INVESTMENTS

We recorded other-than-temporary impairment charges in the years ended December 31, 2015, 2014 and 2013 related to:

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

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $735 million in 2015, $725 million in 2014 and $774 million in 2013. See Note 6 to the Consolidated Financial Statements for a discussion of our other-than-temporary impairment accounting policy.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2015	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$35,961	$815	5,516	$408	$115	82	$-	$-	-	$36,369	$930	5,598
7-11 months	23,134	1,342	3,594	1,061	275	201	-	-	-	24,195	1,617	3,795
12 months or more	6,883	501	938	2,363	733	183	21	13	6	9,267	1,247	1,127
Total	$65,978	$2,658	10,048	$3,832	$1,123	466	$21	$13	6	$69,831	$3,794	10,520
Below investment
grade bonds
0-6 months	$6,024	$199	2,341	$567	$168	100	$17	$11	13	$6,608	$378	2,454
7-11 months	2,706	168	814	199	59	132	7	6	3	2,912	233	949
12 months or more	5,164	324	766	871	278	200	385	243	83	6,420	845	1,049
Total	$13,894	$691	3,921	$1,637	$505	432	$409	$260	99	$15,940	$1,456	4,452
Total bonds
0-6 months	$41,985	$1,014	7,857	$975	$283	182	$17	$11	13	$42,977	$1,308	8,052
7-11 months	25,840	1,510	4,408	1,260	334	333	7	6	3	27,107	1,850	4,744
12 months or more	12,047	825	1,704	3,234	1,011	383	406	256	89	15,687	2,092	2,176
Total(e)	$79,872	$3,349	13,969	$5,469	$1,628	898	$430	$273	105	$85,771	$5,250	14,972
Equity securities
0-11 months	$280	$13	124	$35	$11	50	$-	$-	-	$315	$24	174
Total	$280	$13	124	$35	$11	50	$-	$-	-	$315	$24	174

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at December 31, 2015.

(c)  For bonds, represents amortized cost.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

Item 7 / INVESTMENTS

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in 2015 was primarily attributable to decreases in the fair value of fixed maturity securities. For 2015, net unrealized gains related to fixed maturity and equity securities decreased by $10.2 billion due primarily to the rise in rates, widening of credit spreads, and the sale of equity securities.

The change in net unrealized gains and losses on investments in 2014 was primarily attributable to increases in the fair value of fixed maturity securities. For 2014, net unrealized gains related to fixed maturity and equity securities increased by $7.3 billion due to a decrease in interest rates on investment grade fixed maturity securities, partially offset by the widening of spreads.

See also Note 5, Investments to the Consolidated Financial Statements for further discussion of our investment portfolio.

Insurance Reserves

The following section provides discussion of insurance reserves for both the Non-Life Insurance Companies and the Life Insurance Companies, including Eaglestone Reinsurance Company, which is reported in Corporate and Other.

Non-Life Insurance Companies

The following section provides discussion of the consolidated liability for unpaid losses and loss adjustment expenses for the Non-Life Insurance Companies.

The following table presents the components of AIG’s gross loss reserves by major lines of business on a U.S. statutory basis(a):

At December 31,
(in millions)	2015	2014(b)
Other liability occurrence (including asbestos and environmental)	$24,856	$24,988
Workers' compensation (net of discount)	14,978	16,014
Other liability claims made	14,006	13,632
Property	5,823	6,350
Auto liability	4,692	4,814
Accident and health	1,783	1,972
Products liability	1,681	1,678
Medical malpractice	1,603	1,520
Aircraft	1,286	1,340
Mortgage guaranty / credit	733	1,008
Other	3,501	3,944
Total	$74,942	$77,260
Total U.S. & Canada	$58,890	$58,729
Total International (c)	$16,052	$18,531

(a) Presented by lines of business pursuant to statutory reporting requirements as prescribed by the NAIC.

(b) 2014 reflects the reclassification of International reserves to major lines of business.

(c) The decrease was primarily the effect of foreign exchange on gross reserves, a payment on a large loss, and the net of other claim payments and reserve movements.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

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

Net loss reserves represent gross loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance.

The following table presents the components of net loss reserves:

December 31,
(in millions)	2015	2014
Gross loss reserves before reinsurance and discount	$78,090	$80,337
Less: discount	(3,148)	(3,077)
Gross loss reserves, net of discount, before reinsurance	74,942	77,260
Less: reinsurance recoverable*	(14,339)	(15,648)
Net liability for unpaid losses and loss adjustment expenses	$60,603	$61,612

* Includes $1.8 billion and $1.5 billion of reinsurance recoverable under a retroactive reinsurance agreement at December 31, 2015, and December 31, 2014, respectively.

Gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.6 billion and $12.4 billion at December 31, 2015 and 2014, respectively. These recoverable amounts are related to certain policies with high deductibles (meaning, the policy attachment point is above high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements; each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to deductible portion of the claim the Non-Life Insurance Companies manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. At December 31, 2015 and 2014, the Non-Life Insurance Companies held collateral of approximately $9.6 billion and $9.4 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and assets in trusts.

The following table classifies the components of net loss reserves by business unit:

December 31,
(in millions)	2015	2014
Commercial Property Casualty:
Casualty	$32,620	$33,065
Financial lines	9,265	9,538
Specialty	5,197	5,786
Property	4,013	4,079
Total Commercial Property Casualty	51,095	52,468
Commercial Mortgage Guaranty	713	977
Consumer Personal Insurance
Personal lines	2,661	2,763
Accident and health	1,662	1,878
Total Consumer Personal Insurance	4,323	4,641
Other run-off insurance lines*	4,472	3,526
Net liability for unpaid losses and loss adjustment expenses	$60,603	$61,612
131

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

* In 2015, $1.2 billion of loss reserves for certain environmental liability, healthcare, casualty, and specialty coverages, previously reported in Commercial Casualty and Specialty lines of business, were transferred to other run-off insurance lines.

Discounting of Reserves

The following table presents the components of loss reserve discount included above:

December 31,	2015			2014
		Run-off			Run-off
	Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total
U.S. workers' compensation:
Tabular	$635	$218	$853	$623	$229	$852
Non-tabular	1,542	746	2,288	1,525	689	2,214
Asbestos	-	7	7	-	11	11
Total reserve discount	$2,177	$971	$3,148	$2,148	$929	$3,077

The following table presents the net reserve discount benefit (charge):

Years Ended December 31,	2015			2014			2013
		Run-off			Run-off			Run-off
	Property	Insurance		Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total	Casualty	Lines	Total
Current accident year	$182	$-	$182	$189	$-	$189	$175	$-	$175
Accretion and other
adjustments to prior
year discount	(262)	(74)	(336)	(145)	(235)	(380)	(225)	102	(123)
Effect of interest rate
changes	148	77	225	(225)	(172)	(397)	(272)	529	257
Effect of re-pooling	-	-	-	110	-	110	-	-	-
Net reserve discount
benefit (charge)	68	3	71	(71)	(407)	(478)	(322)	631	309
Amount transferred to run-off
insurance lines	(39)	39	-	-	-	-	-	-	-
Net change in total reserve
discount	$29	$42	$71	$(71)	$(407)	$(478)	$(322)	$631	$309
Comprised of:
U.S. Workers'
compensation	$29	$46	$75	$(71)	$(385)	$(456)	$(322)	$649	$327
Asbestos	$-	$(4)	$(4)	$-	$(22)	$(22)	$-	$(18)	$(18)

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

The net increase in workers’ compensation discount in 2015 of $75 million was partially due to the increase in forward yield curve rates used for discounting under the prescribed or permitted practices. The increase in the forward yield curve component of the discount rates resulted in a $225 million increase in the loss reserve discount, as Treasury rates generally increased along the payout pattern horizon in 2015. In addition, the effects of the discount attributable to newly established

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

reserves for accident year 2015 increased the discount by $182 million in 2015. These increases were partially offset by a $332 million reduction for accident years 2014 and prior, primarily from accretion of discount on reserves during 2015.

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

Annual Reserving Conclusion

AIG net loss reserves represent our best estimate of the liability for net losses and loss adjustment expenses as of December 31, 2015. While we regularly review the adequacy of established loss reserves, there can be no assurance that our recorded loss reserves will not develop adversely in future years and materially exceed our loss reserves as of December 31, 2015. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

Years Ended December 31,
(in millions)	2015	2014	2013
Net liability for unpaid losses and loss adjustment expenses
at beginning of year	$61,612	$64,316	$68,782
Foreign exchange effect	(1,429)	(1,061)	(617)
Other, including dispositions	-	-	(79)
Change due to retroactive asbestos reinsurance	20	141	22
Losses and loss adjustment expenses incurred:
Current year, undiscounted	20,308	21,279	22,171
Prior years unfavorable development, undiscounted*	4,119	703	557
Change in discount	(71)	478	(309)
Losses and loss adjustment expenses incurred	24,356	22,460	22,419
Losses and loss adjustment expenses paid:
Current year	5,751	6,358	7,431
Prior years	18,205	17,886	18,780
Losses and loss adjustment expenses paid	23,956	24,244	26,211
Net liability for unpaid losses and loss adjustment expenses
at end of year	$60,603	$61,612	$64,316

* See tables below for details of prior year development by business unit, accident year and major class of business.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by business unit and major class of business:

Years Ended December 31,
(in millions)	2015	2014	2013
Prior accident year development by major class of business:
Commercial Property Casualty - U.S. & Canada:
Excess casualty	$1,529	$(36)	$(144)
Financial lines including professional liability	579	(47)	(113)
On-going Environmental	108	137	151
Primary casualty:
Loss-sensitive (offset by premium adjustments below)(a)	(49)	105	89
Other	1,175	445	409
Healthcare	207	109	(54)
Property excluding natural catastrophes	(117)	50	(80)
Natural catastrophes	(52)	(102)	179
All other, net	6	72	23
Total Commercial Property Casualty - U.S. & Canada	3,386	733	460
Commercial Property Casualty International:
Excess casualty	71	(62)	(15)
Primary casualty	89	(5)	(25)
Financial lines	47	182	74
Specialty	(5)	(30)	(51)
Property excluding natural catastrophes	(64)	(82)	(3)
Natural catastrophes	(44)	(77)	(71)
All other, net	-	(4)	(14)
Total Commercial Property Casualty - International	94	(78)	(105)
Total Commercial Property Casualty	3,480	655	355
Commercial Mortgage Guaranty	(69)	(104)	30
Consumer Personal Insurance - U.S. & Canada:
Natural catastrophes	(12)	(8)	(69)
All other, net	(54)	(44)	(46)
Total Consumer Personal Insurance - U.S. & Canada	(66)	(52)	(115)
Consumer Personal Insurance - International:
Natural catastrophes	2	(8)	-
All other, net	45	(17)	(40)
Total Consumer Personal Insurance - International	47	(25)	(40)
Total Consumer Personal Insurance	(19)	(77)	(155)
Run-off Insurance Lines
Asbestos and environmental (1986 and prior)	281	124	67
Run-off environmental	132	120	238
Run-off healthcare(b)	50	-	-
Other run-off	272	-	-
All other, net	(8)	(15)	22
Total Run-off Insurance Lines	727	229	327
Total prior year unfavorable development	$4,119	$703	$557

Premium adjustments on primary casualty loss sensitive business	49	(105)	(89)
Total prior year development, net of premium adjustments	$4,168	$598	$468

(a) Represents prior year development on active retrospectively rated components of risk-sharing policies.

(b) In 2015, includes $30 million of non-operating adverse prior year development.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

Net Loss Development

In determining the loss development from prior accident years, we consider and evaluate inputs from many sources, including actual claims data, the performance of prior reserve estimates, observed industry trends, our internal peer review processes (including challenges and recommendations from our Enterprise Risk Management group) as well as the views of third party actuarial firms.  We use these inputs to improve our evaluation techniques, and to analyze and assess the change in estimated ultimate loss for each accident year by class of business. Our analyses produce a range of indications from various methods, from which we select our best estimate.

We analyze and evaluate the change in estimated ultimate loss for each accident year by class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, we examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the lower or higher than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business. In other cases, the lower or higher than expected emergence may result in a change, either favorable or unfavorable. As appropriate, we make adjustments in response to the difference between the actual and expected loss emergence for each accident year. As part of our reserving process, we also consider notices of claims received with respect to emerging and/or evolving issues, in particular those related to complex, claims-related class action litigation and latent exposure claims. Our analyses and conclusions about prior year reserves also help inform our judgments about the current accident year loss and loss adjustment expense ratio selected (Commercial: 66.2 points; Consumer: 54.0 points; Mortgage Guaranty: 25.1 points) and the current year’s addition to reserves.

In 2015 and 2014, we recognized $4.1 billion and $703 million of adverse development, respectively, driven in each period by adverse loss development in Commercial Property Casualty and Run-off Insurance Lines partially offset by Consumer Personal Insurance and Mortgage Guaranty business. In 2013, we recognized $557 million of adverse development primarily due to the adverse prior year loss reserve development in Commercial Property Casualty, Mortgage Guaranty business and Run-off Insurance Lines, partially offset by Consumer Personal Insurance.

See Results of Operations — Commercial Insurance and Results of Operations — Consumer Personal Insurance Results herein for further discussion of net loss development.

The following is a discussion of the primary reasons for the development in 2015, 2014 and 2013 of those classes of business that experienced significant prior accident year development during the three-year period. See MD&A — Critical Accounting Estimates for a description of our loss reserving process, basis for selections and sensitivities to certain assumptions.

Commercial Property Casualty

In 2015, the Commercial Property Casualty adverse prior year loss reserve development of $3.5 billion was driven by Excess Casualty, Primary Casualty, Environmental, Financial Lines, Healthcare and International Excess Casualty, partially offset by Property excluding natural catastrophes and Natural catastrophes.

In 2014, the Commercial Property Casualty adverse prior year loss reserve development of $655 million was driven by Primary Casualty, Environmental, International Financial Lines, and Healthcare, partially offset by Natural catastrophes, International Primary Casualty and International Commercial Property.

In 2013, the Commercial Property Casualty adverse prior year loss reserve development of $355 million was driven by Primary Casualty, International Financial Lines, Environmental, and Healthcare, partially offset by Excess Casualty, Financial Lines, and Natural catastrophes.

Excess Casualty – U.S. & Canada

The excess casualty class presents unique challenges for estimating the liability for unpaid losses. Our policies tend to attach at a high layer above underlying policies, usually issued by other insurance companies, which can limit our access to relevant information to help inform our judgments. Our insureds are generally required to provide us with notice of claims that exceed a

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

threshold, either expressed as a proportion of our coverage attachment point (e.g., 50 percent of the attachment) or for particular types of claims (e.g., death, quadriplegia). This threshold is generally established well below our attachment point, to provide us with a precautionary notice of claims that could potentially reach our excess layer of coverage. This means that the majority of claims reported to us are closed without payment by us because the claims never reach our layer, while the claims that reach our layer and close with payment by us can be large and highly variable. Thus, estimates of unpaid losses carry significant uncertainty.

During 2015, Excess Casualty experienced $1.5 billion of adverse development largely driven by worse than expected loss emergence reported in 2015, including $1.2 billion (primarily for U.S. risks) in the fourth quarter when we completed our scheduled detail valuation review for this class. This increase was largely driven by adverse emergence in both general liability and umbrella auto liability, reflecting worsening trends in the number and nature of high severity losses. Approximately $411 million of the adverse development is related to auto liability. We reacted to the adverse emergence by updating our assumptions about loss severity, loss development patterns and expected loss ratios for the most recent accident years. We have seen an increasing trend in the frequency of high severity claims, especially in the umbrella auto liability portfolio. We also observed deterioration in certain class action claims that have complex coverage uncertainties and high limits characterized by increases in new claims and/or demands reported in 2015 and progress towards potential settlements, which have further informed our actuarial projections of ultimate losses for these types of claims.  These types of claim classes have the longest emergence period within the excess casualty class and can impact multiple accident years, and are therefore inherently more volatile.  In addition, we also increased losses associated with bad-faith claims by approximately $120 million reflecting an increase in recent settlements. These types of claims have the longest emergence period within the excess casualty class and can impact multiple accident years, and are therefore inherently more volatile.

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

During 2013, Excess Casualty experienced $144 million of favorable development due to favorable outcomes on some large cases from 2010 and lower than expected emergence in high layer Catastrophic Casualty business.

Primary Casualty – U.S. and Canada

Primary Casualty includes Workers’ Compensation, General Liability and Auto Liability lines of business.  The business is segmented by industry and where relevant, by geography.

Many of our primary casualty policies contain risk-sharing features, including high deductibles, self-insured retentions or retrospective rating features, in addition to a traditional insurance component. These risk-sharing programs generally are large and complex, comprising multiple products, years and structures, and are subject to amendment over time. As part of the year end reserve review related to these policies, in addition to reviewing normal development we enhanced our segmentation to better reflect the specified policy features.  Based on the analysis, we increased our reserves by $540 million, primarily for accident years 2012 and prior and in the workers’ compensation class, to reflect estimated increased losses and reduced expectations of future recoveries from our insureds through these risk-sharing features.

We also recognized $100 million of adverse prior year development in Workers’ Compensation coverages sold to government contractors in U.S and non-U.S. military installations as a result of adverse loss emergence from several large accounts in the recent accident years. In addition, we reacted to the adverse emergence by increasing our expected loss ratios in recent accident years.

For the remainder of the primary workers’ compensation portfolio our analysis was based on the refined segmentation from 2014, which indicated that prior year loss reserve development was flat after taking into account the initiatives that our claim function had undertaken to manage high risk claims.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

For Primary General Liability, we increased our ultimate loss estimates for prior accident years by $146 million largely related to coverage sold to the Construction sectors as we reacted to noteworthy adverse loss emergence throughout the year, by changing our assumptions about loss development and expected loss ratios. For construction, the adverse development was driven by construction defect claims. The construction class is being re-underwritten to reduce New York and U.S. residential exposures.

For Primary Auto liability, we have observed increases in both the frequency and severity of claims occurring since the recovery from the recent U.S. economic downturn, which have significantly outpaced the pricing rate increases implemented during the same period. As a result, we recognized $144 million of adverse development during 2015 as we increased the expected loss ratios for recent accident years to reflect the deteriorating trends.

We also-reassessed the reasonableness of our liability for future claim handling expenses related to existing loss reserves and updated our estimates to reflect the costs from recent investments in claims systems, processes and people with the objective of improving our ability to better manage total loss costs. We increased our reserve estimates by $214 million based on refined analyses, $100 million of which was attributable to U.S. & Canada primary casualty. The balance was distributed among other classes.

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

For primary general liability in 2014, we increased our ultimate loss estimates for prior years by $182 million. This was largely driven by the construction segment as a result of several large construction defect claims and increases in the costs of claims in New York associated with New York Labor Law.  The construction results in California and New York continue to be the main sources of adverse development in our guaranteed cost primary general liability books although we did experience adverse development from construction defect claims in other states in 2014. Our large account primary non-construction general liability business was adversely impacted by claim activity in the layers excess of large insured retentions and we increased our loss development patterns for these layers to reflect the changes.

For commercial auto in 2014, we reacted to an increase in frequency of large claims in the accident years 2010 to 2013, where the economic recovery has contributed to increased frequency and severity, especially for those claims in excess of a client deductible of $500,000, which generally take several years to emerge and settle. This led to adverse prior year loss reserve development of $156 million for the automobile subset of primary casualty.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

During 2013, we continued to refine the segmentation of our analyses of primary workers’ compensation, which indicated that prior year loss reserve development was flat after taking into account the initiatives that our claim function had undertaken to manage high risk claims.

During 2013, for primary general liability, we increased our reserves for prior years by approximately $355 million. Most of the increase was driven by construction related primary general liability claims, especially construction defect claims where we increased our ultimate loss estimates by $219 million to reflect the higher than expected frequency and severity of these claims especially in states that experienced heavy increases in construction activity after the 2004 and 2005 hurricanes and during the housing boom prior to 2007. Due to the subsequent home price declines observed in many of these states, the frequency of reported losses has increased as the losses subsequently represented a larger percentage of the equity values of the affected homes, and homeowners increasingly looked to insurance recoveries as a way to recoup some of that lost value.

Financial Lines – U.S. and Canada

Financial Lines business includes Director and Officer (D&O) and Related Management Liability, various Professional Liability classes of business as well as the Fidelity book of business.  The Financial Lines book consists mostly of the D&O class of business.

During 2015, we recognized $579 million of adverse development, primarily as a result of our scheduled annual detailed valuation review conducted in the fourth quarter, driven largely by the adverse loss emergence that we have seen over the last year, especially in D&O and Professional Liability.  In particular, we have observed greater than expected loss costs for several claims from accident years 2006 through 2010, driven by unfavorable settlements and deterioration in known claims. We responded to this adverse emergence by updating our loss development factors and expected loss ratio assumptions for all accident years.  In addition, we recognized losses associated with bad-faith claims primarily based on actual settlements in the fourth quarter.

During 2014, we recognized $47 million of favorable development driven by the Professional Liability and D&O and Related Management Liability classes of business, somewhat offset by adverse development on the Fidelity book in recent accident years due to the changing economic cycle.

During 2013, we recognized $113 million of favorable development driven somewhat evenly among the Professional Liability, Fidelity and D&O and Related Management Liability classes of business. The year-end 2013 Professional Liability loss reserve actuarial review adopted a refined segmentation for this class of business with the selection of differentiated frequency and severity trends for various Professional Liability classes of business which appear to be behaving differently in the post financial crisis years than when reviewed in total.

Healthcare

During 2015, we recognized $207 million of adverse development driven by deteriorating loss experience in accident years 2008 and subsequent characterized by large claims in various segments including hospitals, nursing homes, and pharmaceutical and medical products liability. We reacted to these large claims by increasing our expected loss ratios for recent accident years and putting physicians and surgeons and pharmaceutical and medical products classes into runoff.

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

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

International Casualty (Excess and Primary Casualty) and Specialty

During 2015, we recognized $155 million of adverse prior year development, primarily due to three large product liability claims in our Casualty and Specialty lines totaling approximately $115 million. Two of these claims arose in Japan, which is unusual for our portfolio in that market.

During 2014 and 2013, we had $97 million and $91 million of favorable development, respectively.  The favorable development in each year was due to lower than expected loss emergence in many classes and countries outside the U.S., with the majority from various countries in the EMEA region.

Financial Lines – International

During 2014 we implemented an enhanced claims operating model in Europe and Australasia which has provided our actuaries with more detailed case reserve data and analysis, enabling AIG’s actuaries to react sooner to case development than in prior years.

During 2015, we recognized $47 million of adverse prior year development, driven by increased claims emergence and related updates to the assumptions for loss development factors and expected loss ratios used in the annual detailed valuation review for these reserves, primarily related to Europe and Australasia risks.

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

Natural Catastrophes

During 2015 and 2014, we experienced favorable property catastrophe prior year development of $52 million and $102 million, respectively, in our U.S. and Canada business, primarily due to favorable development from several U.S. events in accident year 2013. We also experienced favorable property catastrophe prior year loss reserve development of $44 million and $77 million from our international property class of business for 2015 and 2014, respectively.

During 2013, we experienced adverse development from Storm Sandy totaling $108 million, or 5.4 percent of the 2012 estimate. This development resulted from higher severities on a small number of large and complex commercial claims driven by a number of factors including the extensive damage caused to properties in the downtown New York metropolitan area.

Mortgage Guaranty

Mortgage Guaranty business includes domestic first liens (96 percent of total reserves) and run-off books in second liens, student loans and international.

During 2015, we recognized $69 million of favorable prior year loss reserve development driven by lower than expected frequency due to improving cure rates.  Post-claim recoveries also contributed to favorable prior year development.

During 2014, we recognized $104 million of favorable prior year loss reserve development driven primarily by the benefit of a settlement with a mortgage lender, steady increases in year-over-year first lien cure rates, a reflection of the improved

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

economic environment, and in part by favorable frequency trends and recoveries in second lien claims.  Partially offsetting these improvements were upward trends in severity, particularly for older (pre-2012) accident periods.

During 2013, we recognized $30 million of adverse prior year loss reserve development due to unfavorable emergence of overturns of prior claim cancellations and increased severity estimates in first liens, partially offset by favorable frequency in student loans and a reduction in the unallocated loss adjustment expense reserve.

Consumer Personal Insurance

During 2015, 2014 and 2013, we recognized $19 million, $77 million, and $155 million of favorable development, respectively.

During 2015 and 2014, we experienced favorable loss reserve development of $10 million and $16 million, respectively, from Natural Catastrophes.

The remaining $61 million of favorable development in 2014 was primarily from Homeowners, International Accident & Health and U.S. Warranty.

Run-Off Insurance Lines

The following is a discussion of the primary reasons for the Run-Off Insurance Lines development in 2015, 2014 and 2013 of those classes of business that experienced significant prior accident year development during the three-year period.

Asbestos and Environmental (1986 and prior)

Asbestos coverage has been excluded from AIG policies commencing in 1985. Most of AIG’s asbestos reserves are ceded to National Indemnity Company (NICO) under a retrospective reinsurance arrangement entered into in 2011. However, certain asbestos-related exposures are not subject to the NICO agreement, including asbestos exposures for which we have negotiated fixed payment schedules, and third party reinsurance assumed policies. The reported claim activity on the assumed claims has increased in the last year. As a result, we modified certain of our loss-reserve-related assumptions to better reflect this AIG-specific experience as well as consideration of recent industry-wide trends regarding expanding coverage theories for liability. As a result, we increased our 2015 reserves by $164 million and by $117 million for Asbestos and Environmental, respectively.

Other Run-Off Insurance

During 2015, we transferred approximately $1.2 billion of loss reserves, largely representing coverages we have not written for at least five years, from Commercial Insurance into Run-off insurance lines. We increased the reserves for these coverages by $272 million to reflect updated assumptions about future loss development.

Excess Workers’ Compensation – U.S.

This class of business, which is reported in our run-off unit, has an extremely long tail and is one of the most challenging classes of business from a reserving perspective, particularly when the excess coverage is provided above a self-insured retention layer. The class is highly sensitive to small changes in assumptions, e.g. — in the rate of medical inflation or the longevity of injured workers, which can have a significant effect on the ultimate reserve estimate.

During 2015, this class of business did not experience significant development in loss reserves. The proactive management of settlement negotiations and other claims mitigation strategies minimized the volatility observed during 2015. The nominal reduction in reserves as a result of commutations and individual claims settlement strategies amounted to $222 million in 2015 compared to $242 million in 2014 and $25 million in 2013.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

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

As noted above, we write loss sensitive business within our primary casualty portfolio. We recognized (return) additional premiums on loss sensitive business of $(49) million, $105 million and $89 million in 2015, 2014 and 2013, respectively, which entirely offset development in that business.

For the year ended December 31, 2015, we incurred reinsurance reinstatement premiums of $(4) million, compared to $(2) million and $27 million for 2014 and 2013, respectively.

See MD&A — Critical Accounting Estimates — Liability for Unpaid Losses and Loss Adjustment Expenses for further discussion of our loss reserving process.

See Commercial Insurance and Consumer Personal Insurance Results herein for further discussion of net loss development.

The following table summarizes development, (favorable) or unfavorable, of  incurred losses and loss adjustment expenses for prior years, net of reinsurance, by accident year:

Years Ended December 31,
(in millions)	2015	2014	2013
Prior accident year development by accident year:
Accident Year
2014	$397	$-	$-
2013	396	(283)	-
2012	488	(59)	(181)
2011	296	37	217
2010	277	12	(350)
2009	188	31	157
2008	231	8	(1)
2007	48	(113)	-
2006	103	64	(75)
2005	90	105	61
2004 and prior (see table below)	1,605	901	729
Total prior year unfavorable development	$4,119	$703	$557

Net Loss Development by Accident Year

For 2015, the adverse development in accident years 2011 through 2014 was driven by significantly greater actual versus expected loss emergence for primary and excess Auto Liability, Financial Lines and Healthcare.  Individual large claims in the non-Auto Excess Casualty and International Casualty books along with deterioration in specific large accounts in the government contractors workers’ compensation portfolio were concentrated in these most recent accident years.  The impact of revised loss expectations based on emergence in earlier accident years also contributed to the adverse development for Excess Casualty and Financial Lines in this period.  In addition, our updated assumptions for bad-faith claims and unallocated loss adjustment expenses disproportionately impacted these years.  Accident years 2005 through 2010 were largely impacted by updated loss development selections in Financial Lines and revised estimates on expected future recoveries from risk-sharing policies in the Primary Casualty portfolio.  For accident years 2004 and prior, the adverse development was driven by

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

Excess Casualty revised tail factor selections, updated loss development selections for various run-off portfolios, updated industry experience for asbestos and revised estimates on expected future recoveries from risk-sharing policies.

For 2014, the favorable development in accident years 2013 and 2012 was driven by Financial Lines, Commercial Property and other short tailed lines, like Personal Lines. For accident year 2007, the favorable development was driven by U.S. and Canada Financial lines and Excess Casualty.  For accident years 2004 and prior, the adverse development was driven by the Excess Casualty results of the a mass-tort resegmentation analysis, the updated primary workers’ compensation loss development selections (principally in California, New York and the excess of deductible segments) as well as the run-off pollution products business (1987-2004) and the asbestos and environmental (1986 and prior) exposure.

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

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss adjustment expenses for accident year 2004 and prior by major class of business and driver of development:

Years Ended December 31,
(in millions)	2015	2014	2013
2004 and prior accident year development by major class of
business and driver of development:
Excess Casualty - primarily mass torts(a)	$388	$301	$-
Excess Casualty - all other	104	53	251
Primary Casualty - loss sensitive business	1	37	(24)
Primary Casualty - all other(b)	362	196	102
Run-off environmental (1987 to 2004)(c)	74	97	214
Asbestos and Environmental (1986 and prior)	281	124	67
Commutations and Arbitrations(d)	62	63	21
All Other	333	30	98
Total prior year unfavorable development	$1,605	$901	$729

(a) Updates of mass tort loss development patterns.

(b) Includes loss development on excess of deductible exposures in workers’ compensation, general liability and commercial auto.

(c) Includes results of comprehensive specific large claim file reviews initiated in 2012 and updated in 2013 and 2014.

(d) The effects of commutations are shown separately from the related classes of business, primarily excess workers’ compensation. Commutations are reflected for the years in which they were contractually binding.

The main sources of unfavorable prior year development for accident years 2004 and prior recorded in 2013 through 2015 are as follows:

•    Update of the mass tort loss development patterns and segmentation used for U.S. Excess Casualty, which accounted for $689 million and other loss emergence including specific large loss development totaling $408 million across the three years;

•    Loss sensitive business that is entirely offset by premium adjustments accounted for $14 million;

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

•    Update of the loss development patterns used for U.S. Primary Casualty including loss development patterns used in guaranteed cost workers’ compensation for NY and CA construction class of business and updates to the loss development patterns for business written on excess of deductible exposures in workers’ compensation, general liability and the commercial auto classes of business which collectively accounted for approximately $660 million across the three years;

•    Update of the Environmental run-off portfolio’s losses following the 2012 comprehensive claims review that provided a more refined approach for the development of actuarial estimates for toxic tort claims (which were found to have a distinctly lengthier loss development pattern than other general liability claims in the environmental portfolio) as well as a more appropriate methodology for incorporating case reserving based estimates of ultimate loss costs for complex claims involving environmental remediation and/or from policies with high policy limits (greater than $5 million per policy). These updates which commenced in 2012 and have been applied in each subsequent year, accounted for approximately $385 million;

•    Update of our net retained asbestos and environmental exposure from 1986 and prior which accounted for approximately $472 million ($238 million environmental and $234 million asbestos) across the three years;

•    Commutations in the three-year period ending December 31, 2015, accounted for approximately $146 million.  These commutations serve to reduce the uncertainty in AIG’s required reserves; and

•    Update of the assumptions for future loss development for the run-off insurance lines, primarily for coverages we have not written in at least five years, accounted for approximately $272 million of the All Other total amount of $461 million across the three years.

During the period 2013 to 2015, we completed refinements of our reserving methodologies for U.S. mass tort, toxic tort, retained asbestos, environmental and other specific large losses. We also conducted extensive additional studies to corroborate our judgments for our U.S. primary workers compensation and excess workers’ compensation classes of business. Further, we refined our loss reserving methodologies for our U.S. Excess Casualty class of business and our U.S. Primary Casualty class of business written over excess of deductible exposures where loss development patterns may lengthen if client retentions increase over time. Collectively, the reserves for the aforementioned classes of business or loss exposures account for the majority of the remaining net loss reserves for accident years 2004 and prior.

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

In 2015, as in prior years, both the retained accounts and retroceded accounts ground-up reviews for asbestos were updated. As a result, we increased gross undiscounted asbestos incurred losses by $13 million and increased net undiscounted asbestos incurred losses by $164 million. The net undiscounted change reflects an increase primarily due to third party assumed reinsurance exposures. With the gross incurred loss increase less than the net incurred loss increase, the resulting ceded incurred losses were reduced. For environmental, we increased gross environmental incurred losses by $214 million and net environmental incurred losses by $117 million as a result of top‑down actuarial analyses performed during the year, as well as development on a large sediment site.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

In 2014, both the retained accounts and retroceded accounts ground-up reviews for asbestos were updated. As a result, we decreased gross undiscounted asbestos incurred losses by $6 million and increased net undiscounted asbestos incurred losses by $64 million. The net undiscounted increase reflects a buyout settlement on a retained account as well as a reduction in estimated ceded loss reserves (prior to the retroactive reinsurance retrocession). For environmental, we increased gross environmental incurred losses by $140 million and net environmental incurred losses by $60 million as a result of top‑down actuarial analyses performed during the year as well as development on a number of large accounts.

In 2013, we completed a ground‑up review of all our remaining retained accounts for asbestos. In addition, a subsidiary of the retrocessionaire for our retroactive reinsurance contract completed a ground‑up asbestos study for the largest accounts it assumed. As a result, we increased gross asbestos incurred losses by $169 million and net asbestos incurred losses by $6 million. For environmental, we increased gross environmental incurred losses by $98 million and net environmental incurred losses by $61 million as a result of top‑down actuarial analyses performed during the year as well as development on a number of large accounts.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, the Non - Life Insurance Companies also have asbestos reserves relating to foreign risks written by non‑U.S. entities of $121 million gross and $93 million net as of December 31, 2015. The asbestos reserves relating to non‑U.S. risks written by non‑U.S. entities were $132 million gross and $105 million net as of December 31, 2014.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Years Ended December 31,	2015		2014		2013
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$4,117	$388	$4,720	$529	$4,896	$427
Change in net loss reserves due to retroactive reinsurance	-	20	-	141	-	22
Dispositions	-	-	-	-	(12)	(12)
Losses and loss adjustment expenses incurred:
Undiscounted	13	164	(6)	64	169	6
Change in discount	9	4	39	22	51	18
Losses and loss adjustment expenses incurred*	22	168	33	86	220	24
Losses and loss adjustment expenses paid*	(544)	(130)	(636)	(368)	(444)	(59)
Other changes	-	-	-	-	60	127
Liability for unpaid losses and loss adjustment expenses
at end of year	$3,595	$446	$4,117	$388	$4,720	$529
Environmental:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$368	$185	$313	$163	$309	$163
Dispositions	-	-	-	-	(1)	(1)
Losses and loss adjustment expenses incurred	214	117	140	60	98	61
Losses and loss adjustment expenses paid	(37)	(32)	(85)	(38)	(93)	(60)
Other changes	-	6	-	-	-	-
Liability for unpaid losses and loss adjustment expenses
at end of year	$545	$276	$368	$185	$313	$163
Combined:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$4,485	$573	$5,033	$692	$5,205	$590
Change in net loss reserves due to retroactive reinsurance	-	20	-	141	-	22
Dispositions	-	-	-	-	(13)	(13)

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

Losses and loss adjustment expenses incurred:
Undiscounted	227	281	134	124	267	67
Change in discount	9	4	39	22	51	18
Losses and loss adjustment expenses incurred	236	285	173	146	318	85
Losses and loss adjustment expenses paid	(581)	(162)	(721)	(406)	(537)	(119)
Other changes	-	6	-	-	60	127
Liability for unpaid losses and loss adjustment expenses
at end of year	$4,140	$722	$4,485	$573	$5,033	$692

* These amounts exclude benefit from retroactive reinsurance.

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

Under retroactive reinsurance arrangements any recoveries for development associated with the ceded losses are not recognized immediately; rather this development increases or decreases the deferred gain, which is amortized into income as described above. During 2015, 2014 and 2013, we recognized approximately $233 million, $0 and $72 million, respectively, of adverse loss development that was ceded under this reinsurance arrangement. This development, which is net of the deferred gain amortization, is being reported in Other income/expense, consistent with the way we manage the business and assess performance and is therefore excluded from net losses incurred and our loss ratios to avoid distortion of our ongoing insurance business.

IBNR Loss Reserve Estimates — Asbestos and Environmental

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid losses and loss adjustment expenses, relating to asbestos and environmental claims:

December 31,	2015		2014		2013
(in millions)	Gross	Net*	Gross	Net*	Gross	Net*
Asbestos	$1,680	$162	$2,363	$79	$3,190	$16
Environmental	331	171	157	87	94	51
Combined	$2,011	$333	$2,520	$166	$3,284	$67

*    Net IBNR includes the reduction due to the NICO reinsurance transaction of $912 million, $803 million and $1,284 million as of December 31, 2015, 2014 and 2013, respectively.

Item 7 / insurance reserves / NON-LIFE INSURANCE COMPANIES

Claim Counts — Asbestos and Environmental

The following table presents a summary of asbestos and environmental claims count activity:

As of or for the Years	2015			2014			2013
Ended December 31,	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined
Claims at beginning of year	4,049	1,240	5,289	4,680	1,517	6,197	5,230	1,614	6,844
Claims during year:
Opened	279	209	488	130	126	256	83	306	389
Settled	(310)	(182)	(492)	(216)	(163)	(379)	(194)	(154)	(348)
Dismissed or otherwise
resolved	(509)	(350)	(859)	(545)	(240)	(785)	(439)	(249)	(688)
Other	-	-	-	-	-	-	-	-	-
Claims at end of year	3,509	917	4,426	4,049	1,240	5,289	4,680	1,517	6,197

Survival Ratios — Asbestos and Environmental

The following table presents AIG’s survival ratios for asbestos and environmental claims at December 31, 2015, 2014 and 2013. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would take before the current ending loss reserves for these claims would be paid off using recent year average payments.

Many factors, such as aggressive settlement procedures, reinsurance commutations, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resulting survival ratio. Additionally, we primarily base our determination of these reserves based on ground-up and top-down analyses, and not on survival ratios. The net Asbestos survival ratio for 2015 was significantly impacted by both the increase in net loss reserves as a result of our ground-up review, as well as the by the large ceded reinsurance commutation executed in the fourth quarter of 2015, the proceeds of which were booked a negative paid loss.

The following table presents survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

Years Ended December 31,	2015		2014		2013
	Gross	Net*	Gross	Net*	Gross	Net*
Survival ratios:
Asbestos	6.6	15.0	8.3	7.6	10.6	10.5
Environmental	7.6	6.4	5.0	4.3	4.6	3.9
Combined	6.8	13.1	7.9	7.1	9.8	9.4

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

Item 7 / Insurance reserves / Life Insurance companies

adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products.

In addition to estimated gross profit assumptions, the update of actuarial assumptions in 2015, 2014 and 2013 included adjustments to reserves for universal life with secondary guarantees, group benefit claim reserves and loss recognition for certain long-term care products. The update of assumptions also included adjustments to the valuation of variable annuity GMWB features that are accounted for as embedded derivatives. Changes in the fair value of such embedded derivatives are recorded in net realized capital gains (losses) and, together with related DAC adjustments, are excluded from pre-tax operating income.

The net increases (decreases) to pre-tax operating income and pre-tax income as a result of the update of actuarial assumptions in 2015, 2014 and 2013 are shown in the following tables.

The following table presents the increase (decrease) in pre-tax operating income resulting from the update of actuarial assumptions for the U.S. Life Insurance Companies, by product line:

Years Ended December 31,
(in millions)	2015	2014	2013
Consumer Insurance:
Retirement
Fixed Annuities	$92	$196	$306
Retirement Income Solutions	-	4	(28)
Group Retirement	48	46	(45)
Total Retirement	140	246	233
Life	(146)	(119)	(80)
Total Consumer Insurance	(6)	127	153
Commercial Insurance:
Institutional Markets	-	2	-
Total increase (decrease) in pre-tax operating income from update of assumptions	(6)	129	153

The following table presents the increase (decrease) in pre-tax income resulting from the update of actuarial assumptions of the U.S. Life Insurance Companies, by line item as reported in Results of Operations:

Years Ended December 31,
(in millions)	2015	2014	2013
Policy fees	$21	$27	$28
Interest credited to policyholder account balances	74	90	63
Amortization of deferred policy acquisition costs	79	181	129
Policyholder benefits and losses incurred	(180)	(169)	(67)
Increase (decrease) in pre-tax operating income	(6)	129	153
Change in DAC related to net realized capital gains (losses)	11	(12)	(21)
Net realized capital gains (losses)	(2)	51	82
Increase in pre-tax income	$3	$168	$214

In 2015, pre-tax operating income of the Life Insurance Companies in the aggregate was reduced by $6 million as a result of the update of actuarial assumptions. This aggregate net adjustment of $6 million included a net negative adjustment of $146 million in the Life operating segment, which was offset in large part by net positive adjustments in the Retirement operating segment of $92 million in Fixed Annuities and $48 million in Group Retirement. See Update of Actuarial Assumptions by Operating Segment for additional discussion of the adjustments for each segment.

In 2014, pre-tax operating income of the Life Insurance Companies in the aggregate was increased by $129 million as a result of the update of assumptions, primarily due to net positive adjustments related to investment spread assumptions in the Retirement operating segment from the update of estimated gross profit assumptions in Fixed Annuities and Group Retirement, partially offset by loss recognition for certain long-term care business and additions to reserves for universal life with secondary guarantees in the Life operating segment.

Item 7 / Insurance reserves / Life Insurance companies

In 2013, pre-tax operating income of the Life Insurance Companies in the aggregate increased by a net positive adjustment of $153 million as a result of the update of assumptions, primarily due to a net positive adjustment in Fixed Annuities, partially offset by net negative adjustments in Retirement Income Solutions and Group Retirement and a negative adjustment in Life from the update of mortality assumptions. In Group Retirement, the negative adjustments were partially offset by an increase in the assumption for separate account asset long-term growth rates.

Adjustments related to the update of assumptions for the valuation of variable annuity GMWB features accounted for as embedded derivatives and measured at fair value, which are primarily in the Retirement Income Solutions and Group Retirement product lines, are recorded in net realized capital gains (losses) and excluded from pre-tax operating income. The update of GMWB valuation assumptions in 2015, which included improved mortality, lapse and withdrawal assumptions, resulted in a net decrease in the GMWB liability. After offsets for related adjustments to DAC, this update of GMWB valuation assumptions resulted in a net increase to 2015 pre-tax income of $9 million.

In 2014, improved mortality, lapse and withdrawal assumptions for GMWB embedded derivative liabilities resulted in a net increase to pre-tax income of $39 million, net of DAC. In 2013, the update of GMWB valuation assumptions resulted in a net increase to pre-tax income of $61 million, net of DAC, primarily due to updated mortality assumptions.

A discussion of the adjustments to reflect the update of assumptions for the Retirement and Life operating segments follows.

Update of Actuarial Assumptions by Operating Segment

Retirement

The update of actuarial assumptions resulted in net positive adjustments to pre-tax operating income of the Retirement operating segment of $140 million, $246 million and $233 million in 2015, 2014 and 2013, respectively.

In Fixed Annuities, the update of estimated gross profit assumptions resulted in a net positive adjustment of $92 million in 2015, which reflected refinements to investment spread assumptions, lower terminations than previously assumed and decreases to expense assumptions. In 2014, a net positive adjustment of $196 million in Fixed Annuities was primarily due to better spreads than previously assumed. In 2013, a net positive adjustment of $306 million in the Fixed Annuities product line was the result of active spread management of crediting rates and higher future investment yields than those previously assumed.

In Retirement Income Solutions, there were offsetting changes to assumed investment fees, modeled expenses, and terminations resulting in no adjustment to pre-tax operating income in 2015, compared to a $4 million net positive adjustment in 2014, due to the update of estimated gross profit assumptions. A net negative adjustment of $28 million in Retirement Income Solutions in 2013 resulted primarily from the update of variable annuity spreads and surrender rates. Adjustments related to the update of assumptions for the valuation of variable annuity GMWB features accounted for as embedded derivatives and measured at fair value, which primarily relate to the Retirement Income Solutions product line, are recorded in net realized capital gains (losses) and excluded from pre-tax operating income. See Update of Actuarial Assumptions above for discussion of these adjustments.

In Group Retirement, a net positive adjustment from the update of estimated gross profit assumptions of $48 million in 2015 was primarily due to revisions to mortality and surrender assumptions, partially offset by decreased spread assumptions. In 2014, a net positive adjustment of $46 million in Group Retirement was primarily due to more favorable assumptions for investment spreads and surrenders than previously assumed. A net negative adjustment of $45 million in Group Retirement in 2013 resulted primarily from the update of variable annuity spreads and surrender rates, partially offset by an increase in the assumption for separate account asset long-term growth rates under our reversion to the mean methodology.

Life

The net negative adjustment of $146 million related to the update of actuarial assumptions, which reduced pre-tax operating income of the Life operating segment in 2015, included additions to reserves for universal life with secondary guarantees due to lower surrender rates (partially offset by better mortality than previously assumed), loss recognition expense for certain long-

Item 7 / Insurance reserves / Life Insurance companies

term care products primarily due to updated future premium assumptions, and an additional net negative adjustment from the update of estimated gross profit assumptions primarily due to lower investment spread assumptions. These negative adjustments were partially offset by a decrease in certain Group Benefit claim reserves based on updated experience data.

A net negative adjustment of $119 million in the Life operating segment in 2014 was primarily due to loss recognition expense, as discussed below, and also included additions to reserves for universal life with secondary guarantees, primarily due to lower investment spread and mortality assumptions which, while higher than previously assumed, were still within pricing assumptions.

A negative adjustment of $80 million in the Life operating segment in 2013 resulted primarily from the update of mortality assumptions.

The Life operating segment recorded loss recognition expense of $28 million and $87 million to increase reserves for certain long-term care business in 2015 and 2014, respectively, which reduced pre-tax operating income in those periods. Loss recognition expense is included in Other reserve changes in the rollforward table presented in Life Insurance Companies Reserves. The Life loss recognition for both periods was primarily a result of lower future premium increase assumptions and, in 2014, lower yield assumptions. Assumptions related to investment yields, mortality experience and expenses are reviewed periodically and updated as appropriate, which could result in additional loss recognition reserves. While the U.S. Life Insurance Companies do not currently offer standalone long-term care products, these needs are addressed with various benefits and riders in the existing portfolio, such as chronic illness riders.

Variable Annuity Guaranteed Benefit Features and Hedging Program

Our Retirement Income Solutions and Group Retirement businesses offer variable annuity products with riders that provide guaranteed living benefit features, which include GMWB and GMAB. The liabilities for GMWB and GMAB are accounted for as embedded derivatives measured at fair value. The fair value of the embedded derivatives may fluctuate significantly based on market interest rates, equity prices, credit spreads and market volatility.

In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWB and GMAB, including exposures to changes in interest rates, equity prices, credit spreads and volatilities. The hedging program utilizes derivative instruments, including but not limited to equity options, futures contracts and interest rate swap and swaption contracts, as well as fixed maturity securities with a fair value election. See Enterprise Risk Management – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Program for additional discussion of market risk management related to these product features.

Impact on Pre-tax Income

Changes in the fair value of the GMWB and GMAB embedded derivatives, and changes in the fair value of related derivative hedging instruments, are recorded in Other realized capital gains (losses). Realized capital gains (losses), as well as net investment income from changes in the fair value of the fixed maturity securities used in the variable annuity hedging program, for which the fair value option has been elected, are excluded from pre-tax operating income of the Retirement operating segment.

Item 7 / Insurance reserves / Life Insurance companies

The following table presents the net increase (decrease) to consolidated pre-tax income from changes in the fair value of the GMWB and GMAB embedded derivatives and related hedges:

Years Ended December 31,
(in millions)	2015	2014	2013
Change in fair value of GMWB and GMAB embedded derivatives	$63	$(759)	$1,252
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	(43)	260	(161)
Interest rate derivative contracts	343	742	(468)
Equity derivative contracts	(86)	(230)	(461)
Net impact on pre-tax income	$277	$13	$162

The effect of the changes in the fair value of the GMWB and GMAB embedded derivatives and the related hedging portfolio had a net positive impact on consolidated pre-tax income in 2015, 2014 and 2013.  The change in the fair value of the embedded derivatives and the change in the value of the hedging portfolio are not expected to be fully offsetting, primarily due to differences between the U.S. GAAP valuation of the embedded derivatives and the economic hedge target, which include a non-performance or “own credit” spread adjustment (NPA) to the rate used to discount projected benefit cash flows. When corporate credit spreads widen, as they did in 2015, the change in the NPA generally reduces the fair value of the embedded derivative liabilities, resulting in a gain, and when corporate credit spreads narrow or tighten, the change in the NPA generally increases the fair value of the embedded derivative liabilities, resulting in a loss. See Note 4 to the Consolidated Financial Statements for additional discussion of the fair value measurement of the embedded derivatives under U.S. GAAP and the estimation of the NPA, and see Differences in Valuation of Embedded Derivatives and Economic Hedge Target, below.

In 2015, there was a slight gain from a decline in the fair value of the embedded derivative liabilities, as losses from the decrease in market interest rates were more than offset by gains from a higher NPA, related to widening corporate credit spreads. The losses from the decrease in market interest rates in 2015 were largely offset by interest rate hedges. In 2014, the decrease in market interest rates resulted in losses from a significant increase in the fair value of the embedded derivative liabilities, which was only partially offset by higher equity markets.  Since the change in NPA was relatively small in 2014, the loss on the embedded derivatives was primarily offset by hedging. In 2013, there was a significant decline in the embedded derivative liabilities, driven by both higher interest rates and higher equity markets, which was only partially offset by a decline in NPA from spread tightening. The embedded derivative gains due to higher interest rates were offset by interest rate hedging to a lesser extent in 2013, as we had not elected to fully hedge interest rate risk until the second half of 2014.

These changes in the fair value of the embedded derivatives were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•    Changes in the fair value of fixed maturity securities, for which the fair value option has been elected, that are used as a capital-efficient way to economically hedge interest rate risk. In 2012, we began to use U.S. Treasury bonds in this hedging program to reduce our interest rate risk exposure over time. Effective June 30, 2015, we discontinued the U.S. Treasury bond interest rate hedging program and initiated a corporate bond hedging program, which is intended to provide the same capital efficiency as the previous U.S. Treasury bond hedging program. The 2015 losses from the change in the fair value of fixed maturity securities were primarily due to the impact on the U.S. Treasury position in the first half of the year from increasing market interest rates.  The gains in 2014 and losses in 2013 from the change in the fair value of the fixed maturities securities were due to market interest rates, which decreased in 2014 and increased 2013.

•    Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions, futures and options, resulted in gains in 2015 and 2014 due to decreasing market interest rates, and losses in 2013 driven by increasing interest rates. Prior to 2014, we had elected to only partially hedge GMWB and GMAB interest rate risk.

•    Losses from the change in the fair value of equity derivative contracts, which included futures and options, were relatively smaller in 2015 compared to 2014 and 2013, due to higher equity market returns in those years.

Item 7 / Insurance reserves / Life Insurance companies

Differences in Valuation of Embedded Derivatives and Economic Hedge Target

The variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic drivers of the embedded derivatives. The economic hedge target differs from the U.S. GAAP valuation of the GMWB and GMAB embedded derivatives due to the following:

•     Rider fees are 100 percent included in the economic hedge target present value calculations; the U.S. GAAP valuation reflects those collected fees attributed to the embedded derivative such that the initial value at contract issue equals zero;

•     Actuarial assumptions for U.S. GAAP are adjusted to remove explicit risk margins, including margins for policyholder behavior and fund basis risk, and use best estimate assumptions for the economic hedge target; and

•     Non-performance adjustment (NPA or “own credit” risk) is excluded from the discount rates used for the economic hedge target.

The market value of the hedge portfolio compared to the economic hedge target at any point in time may be different and is not expected to be fully offsetting. In addition to the derivatives held in conjunction with the variable annuity hedging program, the Life Insurance Companies have cash and invested assets available to cover future claims payable under these guarantees.  The primary sources of difference between the change in the fair value of the hedging portfolio and the economic hedge target include:

•     Basis risk due to the variance between expected and actual fund returns, which may be either positive or negative;

•     Realized volatility versus implied volatility;

•     Actual versus expected changes in the hedge target related to items not subject to hedging, particularly policyholder behavior; and

•     Risk exposures that we have elected not to explicitly or fully hedge, which in 2014 and 2013 included a portion of the interest rate risk.

DAC

The following table summarizes the major components of the changes in Life Insurance Companies DAC, including VOBA:

Years Ended December 31,
(in millions)	2015	2014	2013
Balance, beginning of year	$7,258	$6,920	$5,815
Acquisition costs deferred	1,288	1,114	1,034
Amortization expense:
Update of assumptions included in pre-tax operating income	79	183	129
Related to realized capital gains and losses	(1)	(23)	(23)
All other operating amortization	(994)	(887)	(780)
Increase (decrease) in DAC due to foreign exchange	(34)	(32)	(39)
Other change in DAC	23	343	-
Change related to unrealized depreciation (appreciation) of investments	848	(360)	784
Balance, end of year*	$8,467	$7,258	$6,920

* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.1 billion, $8.7 billion, and $8.0 billion at December 31, 2015, 2014 and 2013, respectively.

The net adjustments to DAC amortization from the update of actuarial assumptions for estimated gross profits in 2015 and 2014, including those reported within change in DAC related to net realized capital gains (losses), represented one percent and two percent of the DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments as of December 31, 2015 and 2014, respectively.

Item 7 / Insurance reserves / Life Insurance companies

Reversion to the Mean

In 2013, we revised the growth rate assumptions for the five-year reversion to the mean period for the Group Retirement product line in our Retirement segment, because annual growth assumptions indicated for that period had fallen below our floor of zero percent due to the favorable performance of equity markets. This adjustment increased Retirement pre-tax operating income by $35 million in 2013. For variable annuities in the Retirement Income Solutions product line, the assumed annual growth rate has remained above zero percent for the five-year reversion to the mean period and therefore has not met the criteria for adjustment in 2015, 2014 or 2013; however, additional favorable equity market performance in excess of long-term assumptions could result in unlocking in this product line in the future, with a positive effect on pre-tax income in the period of the unlocking. See Critical Accounting Estimates – Estimated Gross Profits for Investment-Oriented Products (Life Insurance Companies) for additional discussion of assumptions related to our reversion to the mean methodology.

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow DAC). The change in shadow DAC generally moves in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio. In addition, significant unrealized appreciation of investments in a prolonged low interest rate environment may cause additional future policy benefit liabilities to be recorded (shadow loss reserves). Market interest rates increased as a result of widening spreads in 2015. As a result, the Life Insurance Companies’ unrealized appreciation of investments at December 31, 2015 decreased by $7.4 billion compared to December 31, 2014, which resulted in an increase in shadow DAC and a decrease in shadow loss reserves. Shadow loss reserves decreased to $18 million at December 31, 2015 compared to $1.2 billion at December 31, 2014.

Life Insurance Companies Reserves

The following table presents a rollforward of Life Insurance Companies’ insurance reserves, including separate accounts and mutual fund assets under management, by operating segment:

Years Ended December 31,
(in millions)	2015	2014	2013
Institutional Markets:
Balance at beginning of year, gross	$35,080	$32,100	$32,242
Premiums and deposits	1,782	3,797	991
Surrenders and withdrawals	(674)	(766)	(2,620)
Death and other contract benefits	(1,628)	(1,530)	(1,371)
Subtotal	(520)	1,501	(3,000)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	982	1,130	1,156
Cost of funds	408	410	413
Other reserve changes	(127)	(61)	1,289
Balance at end of year	35,823	35,080	32,100
Reserves related to unrealized appreciation of investments	-	1,054	-
Reinsurance ceded	(5)	(5)	(5)
Total insurance reserves	$35,818	$36,129	$32,095
Retirement:
Balance at beginning of year, gross	$204,627	$195,493	$173,281
Premiums and deposits	25,297	24,077	23,788
Surrenders and withdrawals	(18,251)	(20,504)	(16,459)
Death and other contract benefits	(3,894)	(3,690)	(3,353)
Subtotal	3,152	(117)	3,976
152

Item 7 / Insurance reserves / Life Insurance companies

Change in fair value of underlying assets and reserve accretion, net of
policy fees	(2,255)	6,390	14,482
Cost of funds	2,724	2,781	2,837
Other reserve changes	85	80	917
Balance at end of year	208,333	204,627	195,493
Reserves related to unrealized appreciation of investments	-	100	-
Reinsurance ceded	(361)	(353)	(366)
Total insurance reserves and mutual fund assets under management	$207,972	$204,374	$195,127
Life:
Balance at beginning of year, gross	$33,536	$32,810	$32,176
Premiums and deposits	4,974	4,806	4,862
Surrenders and withdrawals	(759)	(853)	(896)
Death and other contract benefits	(954)	(812)	(772)
Subtotal	3,261	3,141	3,194
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(802)	(691)	(673)
Cost of funds	493	507	541
Other reserve changes	(2,318)	(2,231)	(2,428)
Balance at end of year	34,170	33,536	32,810
Reserves related to unrealized appreciation of investments	-	-	-
Reinsurance ceded	(1,395)	(1,315)	(1,354)
Total insurance reserves	$32,775	$32,221	$31,456
Total Life Insurance Companies:
Balance at beginning of year, gross	$273,243	$260,403	$237,699
Premiums and deposits	32,053	32,680	29,641
Surrenders and withdrawals	(19,684)	(22,123)	(19,975)
Death and other contract benefits	(6,476)	(6,032)	(5,496)
Subtotal	5,893	4,525	4,170
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(2,075)	6,829	14,965
Cost of funds	3,625	3,698	3,791
Other reserve changes	(2,360)	(2,212)	(222)
Balance at end of year	278,326	273,243	260,403
Reserves related to unrealized appreciation of investments	-	1,154	-
Reinsurance ceded	(1,761)	(1,673)	(1,725)
Total insurance reserves and mutual fund assets under management	$276,565	$272,724	$258,678

Life Insurance Companies insurance reserves including separate accounts and mutual fund assets under management were comprised of the following balances:

At December 31,
(in millions)	2015	2014
Future policy benefits*	$41,562	$40,931
Policyholder contract deposits	127,704	124,716
Separate account liabilities	79,564	80,025
Total insurance reserves	248,830	245,672
Mutual fund assets under management	27,735	27,052
Total insurance reserves and mutual fund assets under management	$276,565	$272,724

* Excludes certain intercompany assumed reinsurance.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet our payment obligations.  It is defined as cash and unencumbered assets that can be monetized in a short period of time at a reasonable cost.  We manage our liquidity prudently through various risk committees, policies and procedures, and a stress testing and liquidity risk framework established by Enterprise Risk Management (ERM). Our liquidity risk framework is designed to manage liquidity at both AIG Parent and subsidiaries to meet our financial obligations over a twelve-month period under a liquidity stress scenario. See Enterprise Risk Management — Risk Appetite, Limits, Identification, and Measurement and Enterprise Risk Management — Liquidity Risk Management below for additional information.

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

Nevertheless, some circumstances may cause our cash or capital needs to exceed projected liquidity or readily deployable capital resources as was the case in 2008. Additional collateral calls, deterioration in investment portfolios or reserve strengthening affecting statutory surplus, higher surrenders of annuities and other policies, downgrades in credit ratings, or catastrophic losses may result in significant additional cash or capital needs and loss of sources of liquidity and capital. In addition, regulatory and other legal restrictions could limit our ability to transfer funds freely, either to or from our subsidiaries.

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

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Liquidity and Capital Resources Activity for 2015

Sources

•    AIG Parent Funding from Subsidiaries

During 2015, AIG Parent received $7.8 billion(a) in dividends and loan repayments from subsidiaries.  Of this amount, $3.2 billion was dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $4.6 billion(a) was dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies. The $7.8 billion in dividends and loan repayments included $2.8 billion of dividends that were declared during the fourth quarter of 2014.

AIG Parent also received a net amount of $1.4 billion(a) in tax sharing payments from our insurance businesses in 2015, reflecting $102 million(a) that was reimbursed from AIG Parent to our insurance businesses during the fourth quarter of 2015 as a result of adjustments made to prior-year tax sharing payments.  The tax sharing payments may continue to be subject to adjustment in future periods.

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

In December 2015, AIG Parent received gross proceeds of approximately $381 million from our sale of 184 million ordinary H shares of PICC P&C by means of a placement to certain institutional investors.

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

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Uses(b)

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

We also made other repurchases and repayments of approximately $4.6 billion during 2015. AIG Parent made interest payments on our debt instruments totaling $1.0 billion during 2015.

•    Dividend

We paid a cash dividend of $0.125 per share on AIG Common Stock during each of the first and second quarters of 2015, and a cash dividend of $0.28 per share during each of the third and fourth quarters of 2015.

•    Repurchase of Common Stock(c)

We repurchased approximately 182 million shares of AIG Common Stock during 2015, for an aggregate purchase price of approximately $10.7 billion. The total number of shares of AIG Common Stock repurchased in 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014.

•    PICC P&C

During 2015, AIG Parent purchased 440 million ordinary H shares of PICC P&C from our Non-Life Insurance Companies for approximately $864 million.

(a) Presented net of $818 million of tax payments to the Life Insurance Companies, which were returned in the form of dividends.

(b) In January 2016, AIG Parent made a capital contribution of approximately $2.9 billion to our Non-Life Insurance Companies.

(c)  Pursuant to Exchange Act Rule 10b5-1 repurchase plans, from January 1 to February 11, 2016, we have repurchased approximately $2.5 billion of additional shares of AIG Common Stock. As of February 11, 2016, approximately $5.8 billion remained under our share repurchase authorization.

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Years Ended December 31,
(in millions)	2015	2014*	2013
Sources:
Net cash provided by operating activities	$2,877	$5,007	$5,865
Net cash provided by changes in restricted cash	1,457	-	1,244
Net cash provided by other investing activities	7,005	15,731	5,855
Changes in policyholder contract balances	2,410	1,719	-
Issuance of long-term debt	6,867	6,687	5,235
Total sources	20,616	29,144	18,199

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Uses:
Change in restricted cash	-	(1,447)	-
Change in policyholder contract balances	-	-	(547)
Repayments of long-term debt	(9,805)	(16,160)	(14,197)
Purchases of AIG Common Stock	(10,691)	(4,902)	(597)
Net cash used in other financing activities	(210)	(7,132)	(1,652)
Total uses	(20,706)	(29,641)	(16,993)
Effect of exchange rate changes on cash	(39)	(74)	(92)
Increase (decrease) in cash	$(129)	$(571)	$1,114

*    For 2014, cash decreased by $162 million due to reclassification of $289 million to restricted cash presented in Other assets, partially offset by a $127 million reclassification from Short-term investments, to correct prior period presentation.

The following table presents a summary of AIG’s Consolidated Statement of Cash Flows:

Years Ended December 31,
(in millions)	2015	2014	2013
Summary:
Net cash provided by operating activities	$2,877	$5,007	$5,865
Net cash provided by investing activities	8,462	14,284	7,099
Net cash used in financing activities	(11,429)	(19,788)	(11,758)
Effect of exchange rate changes on cash	(39)	(74)	(92)
Increase (decrease) in cash	(129)	(571)	1,114
Cash at beginning of year	1,758	2,241	1,151
Change in cash of businesses held for sale	-	88	(24)
Cash at end of year	$1,629	$1,758	$2,241

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $1.4 billion in 2015, compared to $3.4 billion in 2014 and $3.9 billion in 2013.  Excluding interest payments, AIG generated positive operating cash flow of $4.2 billion, $8.3 billion and $9.7 billion in 2015, 2014 and 2013, respectively.

Cash provided by operating activities of our Non-Life Insurance Companies was $1.0 billion in 2015, compared to $0.9 billion in 2014 and $0.4 billion in 2013. The increase in 2014 compared to 2013 was primarily due to the timing of the payments related to catastrophe losses for 2013.

Cash provided by operating activities of our Life Insurance Companies was $3.8 billion in 2015, compared to $4.4 billion in 2014 and $4.3 billion in 2013. The decline in 2015 compared to 2014 was primarily due to a greater increase in other assets and liabilities, net.

Cash provided by operating activities of businesses held for sale was $2.9 billion for 2013.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Investing Cash Flow Activities

Net cash provided by investing activities in 2015 included:

•    approximately $1.8 billion of cash collateral received in connection with our Life Insurance Companies’ securities lending program; and

•    approximately $4.2 billion of net cash proceeds from the sale of ordinary shares of AerCap.

Net cash provided by investing activities in 2014 included:

•    a reduction in net investment purchase activity; and

•    approximately $2.4 billion of net cash proceeds from the sale of ILFC.

Net cash provided by investing activities for 2013 included an increase in net investment purchase activity.

Financing Cash Flow Activities

Net cash used in financing activities in 2015 included:

•    approximately $1.0 billion in the aggregate to pay a dividend of $0.125 per share on AIG Common Stock in each of the first and second quarters of 2015 and $0.28 per share on AIG Common Stock in each of the third and fourth quarters of 2015;

•    approximately $10.7 billion to repurchase approximately 182 million shares of AIG Common Stock; and

•    approximately $9.9 billion to repay long-term debt.

These items were partially offset by approximately $6.9 billion in proceeds from the issuance of long-term debt.

Net cash used in financing activities for 2014 included:

•    approximately $712 million in the aggregate to pay dividends of $0.125 per share on AIG Common Stock in each of the four quarters of 2014;

•    approximately $4.9 billion to repurchase approximately 88 million shares of AIG Common Stock;

•    approximately $271 million to repay long-term debt of business held-for-sale; and

•    approximately $16.2 billion to repay long-term debt.

Net cash used in financing activities for 2013 included:

•    approximately $294 million in the aggregate to pay dividends of $0.10 per share on AIG Common Stock in each of the third and fourth quarters of 2013;

•    approximately $597 million to repurchase approximately 12 million shares of AIG Common Stock;

•    approximately $9.3 billion to repay long term debt; and

approximately $4.9 billion in repayments of long term debt of business held-for-sale.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of December 31, 2015, AIG Parent had approximately $13.7 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales, repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

We generally manage capital flows between AIG Parent and its subsidiaries through internal, Board‑approved policies and standards. In addition, AIG Parent has unconditional capital maintenance agreements (CMAs) in place with certain subsidiaries. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries.

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

In January 2016, AIG Parent made a capital contribution of approximately $2.9 billion to our Non-Life Insurance Companies as a result of our fourth quarter reserve strengthening.

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	December 31, 2015	December 31, 2014
Cash and short-term investments(a)	$3,497	$5,085
Unencumbered fixed maturity securities(b)	5,723	4,727
Total AIG Parent liquidity	9,220	9,812
Available capacity under syndicated credit facility(c)	4,500	4,000
Available capacity under contingent liquidity facility(d)	-	500
Total AIG Parent liquidity sources	$13,720	$14,312
159

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

(a) Cash and short-term investments include reverse repurchase agreements totaling $1.5 billion and $1.6 billion as of December 31, 2015 and 2014, respectively.

(b) Unencumbered securities consist of publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

(c)  For additional information relating to this syndicated credit facility, see Credit Facilities below.

(d) The contingent liquidity facility expired by its terms on December 15, 2015.  For additional information relating to the contingent liquidity facility, see Contingent Liquidity Facilities below.

Non-Life Insurance Companies

We expect that our Non-Life Insurance Companies will be able to continue to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. Our Non-Life Insurance Companies’ liquidity resources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities.

Each of our Non-Life Insurance Companies’ liquidity is monitored through the use of various internal liquidity risk measures.  The primary sources of liquidity are premiums, fees, reinsurance recoverables and investment income. The primary uses of liquidity are paid losses, reinsurance payments, dividends, expenses, investments and collateral requirements.

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

Certain Non-Life Insurance Companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs may be used to supplement liquidity. As of December 31, 2015 and 2014, none of our Non-Life Insurance Companies had FHLB borrowings outstanding.

In April 2015, AIG Parent and Ascot Corporate Name Limited (ACNL), a Non-Life Insurance Company, entered into a new $725 million letter of credit facility, which replaced the prior $625 million letter of credit facility. ACNL, as a member of the Lloyd’s of London insurance syndicate (Lloyd’s), is required to hold capital at Lloyd’s, known as Funds at Lloyds (FAL). Under the new facility, the entire FAL capital requirement of $625 million as of December 31, 2015, which supports the 2015, 2016 and 2017 years of account, was satisfied with a letter of credit in that amount issued under the facility.

AIG generally manages capital between AIG Parent and our Non-Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with its Mortgage Guaranty insurance company. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of the Mortgage Guaranty insurance company at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of the Mortgage Guaranty insurance company is in excess of that same specified minimum required capital, subject to its board approval and compliance with applicable insurance laws, the Mortgage Guaranty insurance company would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital. As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. As of December 31, 2015, the minimum required capital for the CMA with the Mortgage Guaranty insurance company is based on a risk-to-capital ratio of 19 to 1.

In 2015, our Non-Life Insurance Companies paid approximately $3.2 billion in dividends in the form of cash and fixed maturity securities to AIG Parent, of which $600 million represented the remainder of dividends that were declared by our Non-Life

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Insurance Companies in the fourth quarter of 2014. The fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

Life Insurance Companies

We expect that our Life Insurance Companies will be able to continue to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. Our Life Insurance Companies’ liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities.

Each of our Life Insurance Companies’ liquidity is monitored through the use of various internal liquidity risk measures.  The primary sources of liquidity are premiums, fees, reinsurance recoverables and investment income. The primary uses of liquidity are benefit claims, interest payments, surrenders, withdrawals, dividends, expenses, investments and collateral requirements.

Management believes that because of the size and liquidity of our Life Insurance Companies’ investment portfolios, normal deviations from projected claim or surrender experience would not create significant liquidity risk. However, as we saw in 2008, in times of extreme capital markets disruption, liquidity needs could outpace resources. Furthermore, our Life Insurance Companies’ products contain certain features that mitigate surrender risk, including surrender charges. As part of their risk management framework, our Life Insurance Companies continue to evaluate and, where appropriate, pursue strategies and programs to improve their liquidity position and facilitate their ability to maintain a fully invested asset portfolio.

Certain of our U.S. Life Insurance Companies are members of the FHLBs in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Life Insurance Companies had outstanding borrowings from the FHLBs in an aggregate amount of $2 million and $44 million as of December 31, 2015 and 2014, respectively.

Certain of our U.S. Life Insurance Companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life Insurance Companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life Insurance Company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. At December 31, 2015, our U.S. Life Insurance Companies had $1.1 billion of securities subject to these agreements and $1.1 billion of liabilities to borrowers for collateral received. Our U.S. Life Insurance Companies had no securities subject to lending agreements and no collateral liability at December 31, 2014.

AIG generally manages capital between AIG Parent and our Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with AGC Life Insurance Company. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of AGC Life Insurance Company at or above a specified minimum percentage of its projected NAIC Company Action Level Risk-Based Capital (RBC). As of December 31, 2015, the specified minimum percentage under this CMA was 250 percent.

In 2015, our U.S. Life Insurance Companies paid approximately $4.6 billion to AIG Parent, which included $5.4 billion in dividends and loan repayments in the form of cash and fixed maturity securities, net of an $818 million tax settlement payment received from AIG Parent. The 2015 dividend payments included $2.2 billion that represented the remainder of dividends that were declared in the fourth quarter of 2014. The fixed maturity securities primarily included U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Credit Facilities

We maintain a committed, revolving syndicated credit facility as a potential source of liquidity for general corporate purposes. On November 5, 2015, we amended and restated the five-year syndicated credit facility that was entered into on June 19, 2014 (the Previous Facility).  The amended and restated five-year syndicated facility (the Five-Year Facility) provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.5 billion (increased from a $4.0 billion commitment in the Previous Facility) without any limits on the type of borrowings and is scheduled to expire in November 2020 (the Previous Facility was scheduled to expire in June 2019).  The increased commitment of $500 million to the Five-Year Facility offsets the effect of the expiration of our $500 million contingent liquidity facility.  See Contingent Liquidity Facilities below.

As of December 31, 2015, a total of $4.5 billion remains available under the Five-Year Facility. Our ability to borrow under the Five-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Five-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Five-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Five-Year Facility would restrict our access to the Five-Year Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Five-Year Facility from time to time, and may use the proceeds for general corporate purposes.

Contingent Liquidity Facilities

AIG Parent had access to a contingent liquidity facility of up to $500 million as a potential source of liquidity for general corporate purposes. Under this facility, we had the unconditional right, prior to December 15, 2015, to issue up to $500 million in senior debt to the counterparty, based on a put option agreement between AIG Parent and the counterparty.  The contingent liquidity facility expired by its terms on December 15, 2015.  The expiration of the contingent liquidity facility is offset by the effect of the increased commitment of $500 million to our Five-Year Facility.  See Credit Facilities above.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

December 31, 2015		Payments due by Period
	Total		2017 -	2019 -
(in millions)	Payments	2016	2018	2020	Thereafter
Insurance operations
Loss reserves	$78,090	$19,035	$22,202	$12,243	$24,610
Insurance and investment contract liabilities	229,806	15,691	28,322	24,999	160,794
Borrowings	813	-	-	106	707
Interest payments on borrowings	1,141	54	109	109	869
Operating leases	986	253	350	197	186
Other long-term obligations	25	4	11	6	4
Total	$310,861	$35,037	$50,994	$37,660	$187,170
Other
Borrowings	$23,548	$1,619	$3,208	$2,475	$16,246
Interest payments on borrowings	17,142	1,067	1,998	1,759	12,318
Operating leases	149	51	52	23	24
Other long-term obligations	107	-	-	-	107
Total	$40,946	$2,737	$5,258	$4,257	$28,695
Consolidated
Loss reserves	$78,090	$19,035	$22,202	$12,243	$24,610
Insurance and investment contract liabilities	229,806	15,691	28,322	24,999	160,794
Borrowings	24,361	1,619	3,208	2,581	16,953
Interest payments on borrowings	18,283	1,121	2,107	1,868	13,187
Operating leases	1,135	304	402	219	210
Other long-term obligations(a)	132	4	11	6	111
Total(b)	$351,807	$37,774	$56,252	$41,916	$215,865

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

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

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

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2015		Amount of Commitment Expiring
	Total Amounts		2017 -	2019 -
(in millions)	Committed	2016	2018	2020	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$870	$180	$59	$627	$4
Guarantees of indebtedness	128	101	27	-	-
All other guarantees(a)	-	-	-	-	-
Commitments:
Investment commitments(b)	2,406	1,615	538	247	6
Commitments to extend credit	2,403	1,171	856	290	86
Letters of credit	6	6	-	-	-
Total(c)	$5,813	$3,073	$1,480	$1,164	$96
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$74
Standby letters of credit	208	208	-	-	-
All other guarantees	153	140	13	-	-
Commitments:
Investment commitments(b)	145	72	1	-	72
Commitments to extend credit(e)	500	-	-	500	-
Letters of credit	25	25	-	-	-
Total(c)(f)	$1,105	$445	$14	$500	$146
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$74
Standby letters of credit	1,078	388	59	627	4
Guarantees of indebtedness	128	101	27	-	-
All other guarantees(a)	153	140	13	-	-
Commitments:
Investment commitments(b)	2,551	1,687	539	247	78
Commitments to extend credit(e)	2,903	1,171	856	790	86
Letters of credit	31	31	-	-	-
Total(c)(f)	$6,918	$3,518	$1,494	$1,664	$242

(a) Includes construction guarantees connected to affordable housing investments by our Life Insurance Companies. Excludes potential amounts for indemnification obligations included in asset sales agreements.  See Note 9 to the Consolidated Financial Statements for further information on indemnification obligations.

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

(e) Includes a five-year senior unsecured revolving credit facility between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility) scheduled to mature in May 2019. The AerCap Credit Facility permits loans for general corporate purposes.   In June 2015, upon the receipt by AIG Parent of the $500 million principal amount of 6.50% fixed-to-floating rate junior subordinated notes issued by AerCap Global Aviation Trust, the aggregate commitment under the AerCap Credit Facility was reduced to $500 million from $1.0 billion. At December 31, 2015, no amounts were outstanding under the AerCap Credit Facility.

(f)  Excludes commitments with respect to pension plans. The annual pension contribution for 2016 is expected to be approximately $67 million for U.S. and non-U.S. plans.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Arrangements with Variable Interest Entities

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business, and we consolidate a VIE when we are the primary beneficiary of the entity.  For a further discussion of our involvement with VIEs, see Note 9 to the Consolidated Financial Statements.

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

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Year Ended December 31, 2015	December 31,		and	Foreign	Other		December 31,
(in millions)	2014	Issuances	Repayments	Exchange	Changes		2015
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$15,570	$5,540	$(3,828)	$(156)	$10		$17,136
Subordinated debt	250	-	(250)	-	-		-
Junior subordinated debt	2,466	-	(1,073)	(57)	1		1,337
AIG Japan Holdings Kabushiki Kaisha	-	110	(1)	(3)	-		106
AIGLH notes and bonds payable	284	-	-	-	-		284
AIGLH junior subordinated debt	536	-	(114)	-	-		422
Total AIG general borrowings	19,106	5,650	(5,266)	(216)	11		19,285
AIG borrowings supported by assets:(a)
MIP notes payable	2,870	-	(1,351)	(143)	(4)		1,372
Series AIGFP matched notes and bonds payable	34	-	(2)	-	2		34
GIAs, at fair value	4,648	388	(1,812)	-	52	(b)	3,276
Notes and bonds payable, at fair value	818	16	(431)	-	(9)	(b)	394
Total AIG borrowings supported by assets	8,370	404	(3,596)	(143)	41		5,076
Total debt issued or guaranteed by AIG	27,476	6,054	(8,862)	(359)	52		24,361
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	58	450	(505)	(1)	-		2
Debt of consolidated investments(c)	3,683	363	(614)	(1)	1,556	(d)	4,987
Total debt not guaranteed by AIG	3,741	813	(1,119)	(2)	1,556		4,989
Total debt	$31,217	$6,867	$(9,981)	$(361)	$1,608		$29,350
166

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series  AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $2.4 billion and $3.5 billion at December 31, 2015 and 2014, respectively.  This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  At December 31, 2015, includes debt of consolidated investment vehicles related to real estate investments of $2.4 billion, affordable housing partnership investments and securitizations of $2.2 billion and other securitization vehicles and investments of $359 million. At December 31, 2014, includes debt of consolidated investment vehicles related to real estate investments of $2.1 billion, affordable housing partnership investments and securitizations of $853 million, and other securitization vehicles and investments of $728 million.

(d)  Includes the effect of consolidating previously unconsolidated partnerships.

Total DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at December 31, 2015 of AIG (excluding $5.0 billion of borrowings of consolidated investments) for the next four quarters:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in millions)	2016	2016	2016	2016	Total
AIG general borrowings	$-	$684	$-	$308	$992
AIG borrowings supported by assets	107	72	83	365	627
Total	$107	$756	$83	$673	$1,619

See Note 14 to the Consolidated Financial Statements for additional details for debt outstanding.

Item 7 / LIQUIDITY AND CAPITAL rESOURCES

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of February 10, 2016. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

For a discussion of the effects of downgrades in the financial strength ratings of our insurance companies or our credit ratings, see Note 10 to the Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit.

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

On February 11, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 28, 2016 to shareholders of record on March 14, 2016.  The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 16 to the Consolidated Financial Statements.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions.  On December 16, 2015, our Board of Directors authorized an additional increase of $3.0 billion to the previous share repurchase authorization.

During 2015, we repurchased approximately 182 million shares of AIG Common Stock for an aggregate purchase price of approximately $10.7 billion pursuant to this authorization. The total number of shares of AIG Common Stock repurchased in 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014. Pursuant to Exchange Act Rule 10b5-1 repurchase plans, from January 1 to February 11, 2016, we have repurchased approximately $2.5 billion of additional shares of AIG Common Stock.

On February 11, 2016, our Board of Directors authorized an additional increase to the repurchase authorization of AIG Common Stock of $5.0 billion, resulting in a remaining authorization on such date of approximately $5.8 billion.  Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. See Note 18 to the Consolidated Financial Statements for a discussion of restrictions on payments of dividends by our subsidiaries.

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

Overview

We have an integrated process for managing risks throughout our organization in accordance with our firm‑wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of the firm’s major risk positions. Within each business unit, senior leaders and executives approve risk‑taking policies and targeted risk tolerance within the framework provided by ERM. ERM supports our businesses and management in the embedding of enterprise risk management in our key day-to-day business processes and in identifying, assessing, quantifying, managing, monitoring and reporting, and mitigating the risks taken by us and our businesses. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur.

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

Our Board of Directors oversees the management of risk through its Risk and Capital Committee (RCC) and Audit Committee. Those committees regularly interact with other committees of the Board of Directors. Our Chief Risk Officer (CRO) reports to both the RCC and our Chief Executive Officer (CEO).

The Group Risk Committee (GRC):  The GRC is the senior management group charged with assessing all significant risk issues on a global basis to protect our financial strength, optimize our intrinsic value, and protect our reputation. The GRC is chaired by our CRO. Its membership includes our CEO, Chief Financial Officer (CFO), and other executives from across our corporate functions and business units. Our CRO reports periodically on behalf of the GRC to both the RCC and the Audit Committee of the Board of Directors. Our CRO is also a member of the management strategy committee providing ERM the opportunity to review, monitor and consider the impact of changes in strategy.

Management committees that support the GRC are described below. These committees are comprised of senior executives and experienced business representatives from a range of functions and business units throughout AIG and its subsidiaries. These committees are charged with identifying, analyzing and reviewing specific risk matters within their respective mandates.

Financial Risk Group (FRG):  The FRG is responsible for the oversight of financial risks taken by us and our subsidiaries. Its mandate includes overseeing our aggregate credit, market, interest rate, capital, liquidity and model risks, as well as asset-

Item 7 / enterprise risk management

liability management, derivatives activity, and foreign exchange transactions. It provides the primary corporate-level review function for all proposed transactions and business practices that are significant in size, complex in scope, or that present heightened legal, reputational, accounting or regulatory risks. Membership of the FRG includes our CFO, CRO, Chief Investment Officer and Chief Strategy Officer.

Operational Risk Committee (ORC): This committee oversees operational risk management activities across our businesses, functions, and geographic locations. The ORC reviews the enterprise-wide identification, escalation and mitigation of operational risks that may arise from inadequate or failed internal processes, people, systems, or external events.  The ORC also monitors current and emerging operational risks, as well as management actions taken to reduce risks to acceptable levels. The ORC approves the Operational Risk Management (ORM) Policy and ORM Framework, which includes the identification, assessment, monitoring and measurement of risks. The ORC ensures applicable governance structures are established to provide oversight of operational risk at each business unit and corporate function. The ORC also reviews aggregate firm-wide operational risk reports and provides a forum for senior management to assess our operational risk profile and to discuss operational risks that may affect our strategic objectives.

ORC members include senior AIG executives with expertise in legal, compliance, technology, human resources, finance and operational risk, as well as business continuity management and the chief risk officer of our business units.

Business Unit Risk and Capital Committees: Each of our major insurance businesses has established a risk committee that serves as the senior management committee responsible for risk oversight at the individual business unit level.  The risk committees are responsible for the identification, assessment and monitoring of all sources of risk within their respective portfolios. Specific responsibilities include setting risk tolerances, reviewing capital management strategies (including asset allocation and risk financing), insurance portfolio optimization, risk management policies and providing oversight of risk-adjusted metrics. In addition, each business unit has established subordinate committees which identify, assess and monitor the specific operational, transactional and financial risks inherent in its respective business. Together, the committees described above provide comprehensive risk oversight throughout the organization.

Item 7 / enterprise risk management

Risk Appetite, Limits, Identification, and Measurement

Risk Appetite Framework

Our Risk Appetite Framework integrates stakeholder interests, strategic business goals and available financial resources. We balance these by seeking to take measured risks that are expected to generate repeatable, sustainable earnings and create long-term value for our shareholders. The framework includes our Risk Appetite Statement approved by the Board of Directors or a committee thereof and a set of supporting tools, including risk tolerances, risk limits and policies, which we use to manage our risk profile and financial resources.

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

Risk Limits

A key component of our Risk Appetite Framework is having a process in place that establishes and maintains appropriate limits on the material risks identified for our core businesses and facilitates monitoring and meeting of both internal and external stakeholder expectations. Our objectives include:

•    Monitoring of risks, providing early warning indicators, and ensuring timely oversight and enforceability;

•    Defining a consistent and transparent approach to limits governance from the group-level to regional entities; and

•    Alignment with Risk Appetite Statement, where applicable.

To support the monitoring and management of AIG’s and its business units’ material risks, ERM has an established limits framework that employs a three-tiered hierarchy:

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

•    Level II Limits are business unit level limits. They define our appetite for specific, material risk taking activities within business units and corporate functions. These key risks are identified by ERM for the business unit and/or corporate function, and risk limits are developed to meet the specific requirements of regulators and rating agencies. Level II Limits are reported to the business unit RCCs, where applicable.

•    Level III Limits monitor risk utilization on the regional or local level and are developed to address any specific requirements by regulators and rating agencies for that region not captured by the Level I and Level II limits. Level III Limits are reported at the local entity risk committee.

All limits are reviewed by the FRG, GRC or relevant business unit RCCs on a periodic basis and revisions, if applicable, are approved by those committees.

The business units are responsible for measuring and monitoring their risk exposures. ERM is responsible for monitoring compliance with limits and providing regular, timely reporting to our senior management and risk committees. Limit breaches

Item 7 / enterprise risk management

are required to be reported in a timely manner and are documented and escalated in accordance with their level of severity or materiality.

Risk Identification and Measurement

One tool we use to inform our Risk Appetite Framework is risk identification.  We conduct risk identification through a number of processes at the business unit and corporate level focused on capturing our material risks and key areas of focus for follow-up risk management actions. A key initiative is our integrated bottom-up risk identification and assessment process down to the product-line level. These processes are used as a critical input to enhance and develop our analytics for measuring and assessing risks across the organization.

We employ various approaches to measure, monitor, and manage risk exposures, including the utilization of a variety of metrics and early warning indicators. We use a proprietary stress testing framework to measure our quantifiable risks. This framework is built on our existing ERM stress testing methodology for both insurance and non-insurance operations.

The framework measures risk over multiple time horizons and under different levels of stress. We develop a range of stress scenarios based both on internal experience and regulatory guidance. The stress tests are intended to ensure that sufficient resources are available under both idiosyncratic and systemic market stress conditions.

The stress testing framework assesses our aggregate exposure to our most significant financial and insurance risks, including the risk in each of our key insurance company subsidiaries in relation to its capital needs under stress, risks inherent in our non-insurance company subsidiaries, and risks to AIG consolidated capital. We use this information to determine the resources needed at the AIG Parent level to support our subsidiaries and capital resources required to maintain consolidated company target capitalization levels.

We evaluate and manage risk in material topics as shown below. These topics are discussed in more detail in the following pages:

• Credit Risk Management	• Liquidity Risk Management	• Insurance Risks
• Market Risk Management	• Operational Risk Management	• Other Operations Risks

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

Item 7 / enterprise risk management

Governance

Our credit risks are managed by a team of investment professionals, subject to ERM oversight and various control processes. ERM is assisted by credit functions headed by highly experienced credit professionals. Their primary role is to assure appropriate credit risk management in accordance with our credit policies and procedures relative to our credit risk parameters. Our Chief Credit Officer (CCO) and credit executives are primarily responsible for the development, implementation and maintenance of a risk management framework, which includes the following elements related to our credit risks:

•    developing and implementing our company-wide credit policies and procedures;

•    approving delegated credit authorities to our credit executives and qualified investment professionals;

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

•    evaluating, monitoring, reviewing and reporting of credit risks and concentrations regularly with senior management; and

•    approving appropriate credit reserves, credit-related other-than-temporary impairments and corresponding methodologies for all credit portfolios.

We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in some circumstances, we may require mitigants, such as third‑party guarantees, reinsurance or collateral, including commercial bank-issued letters of credit and trust collateral accounts. We treat these guarantees, reinsurance recoverables, and letters of credit as credit exposure and include them in our risk concentration exposure data. We also monitor closely the quality of any trust collateral accounts.

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

We are engaged in a variety of insurance, investment and other financial services businesses that generate market risk, directly and indirectly. We are exposed to market risks primarily within our insurance and capital markets activities, on both the asset and liability side of our balance sheet through on and off-balance sheet exposures. The chief risk officer within each business is responsible for creating a framework to properly identify these risks, then ensuring that they are appropriately measured, monitored and managed in accordance with the risk governance framework established by the Chief Market Risk Officer (CMRO).

The scope and magnitude of our market risk exposures is managed under a robust framework that contains documented risk-taking authorities, defined risk limits and minimum standards for managing market risk in a manner consistent with our Risk Appetite Statement. Our market risk management framework focuses on quantifying the financial repercussions of changes in these broad market observables, as opposed to from the idiosyncratic risks associated with individual assets that are addressed through our credit risk management function.

Item 7 / enterprise risk management

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

Residential and commercial real estate values.  Our investment portfolios are exposed to the risk of changing values in a variety of residential and commercial real estate investments. Changes in residential/commercial real estate prices can affect the valuation of residential/commercial mortgages, residential/commercial mortgage‑backed securities and other structured securities with underlying assets that include residential/commercial mortgages: trusts that include residential/commercial real estate and/or mortgages, residential mortgage insurance contracts and commercial real estate investments.

Interest rates.  Interest rate risk can arise from a mismatch in the interest rate exposure of assets versus liabilities. Lower interest rates generally result in lower investment income and make certain of our product offerings less attractive to investors. Conversely, higher interest rates are typically beneficial for the opposite reasons. However, when rates rise quickly, there can be a temporary asymmetric U.S. GAAP accounting effect where the existing securities lose market value, which is largely reported in Other comprehensive income, and the offsetting decrease in the value of related liabilities may not be recognized. Changes in interest rates can affect the valuation of fixed maturity securities, financial liabilities, insurance contracts including but not limited to fixed rate annuities, variable annuities and derivative contracts.

Credit spreads.  Credit spreads measure an instrument’s risk premium or yield relative to that of a comparable duration, default‑free instrument. Changes in credit spreads can affect the valuation of fixed maturity securities, including but not limited to corporate bonds, ABS, mortgage-backed securities, AIG-issued debt obligations, credit derivatives and derivative credit valuation adjustments. Much like higher interest rates, wider credit spreads with unchanged default losses mean more investment income in the long‑term. In the short term, quickly rising spreads will cause a loss in the value of existing fixed maturity securities, which is largely reported in Other comprehensive income. A precipitous rise in credit spreads may also signal a fundamental weakness in the credit‑worthiness of bond obligors, potentially resulting in default losses.

Foreign exchange (FX) rates.  We are a globally diversified enterprise with significant income, assets and liabilities denominated in, and significant capital deployed in, a variety of currencies. Changes in FX rates can affect the valuation of a broad range of balance sheet and income statement items as well as the settlement of cash flows exchanged in specific transactions.

Commodity Prices.  Changes in commodity prices (the value of commodities) can affect the valuation of publicly‑traded commodities, commodity indices and derivatives on commodities and commodity indices. We are exposed to commodity prices primarily through their impact on the prices and credit quality of commodity producers’ debt and equity securities in our investment portfolio.

Inflation.  Changes in inflation can affect the valuation of fixed maturity securities, including AIG-issued debt obligations, derivatives and other contracts explicitly linked to inflation indices, and insurance contracts where the claims are linked to inflation either explicitly, via indexing, or implicitly, through medical costs or wage levels.

Governance

Market risk is overseen at the corporate level within ERM through the CMRO, who reports directly to the AIG CRO.  The CMRO is supported by a dedicated team of professionals within ERM. Market Risk is managed by our finance, treasury and

Item 7 / enterprise risk management

investment management corporate functions, collectively, and in partnership with ERM. The CMRO is primarily responsible for the development and maintenance of a risk management framework that includes the following key components:

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

Risk Measurement

Our market risk measurement framework was developed with the main objective of communicating the range and scale of our market risk exposures. At the firm‑wide level market risk is measured in a manner that is consistent with AIG’s Risk Appetite Statement. This is designed to ensure that we remain within our stated risk tolerance levels and can determine how much additional market risk taking capacity is available within our framework. Our risk appetite is currently defined in terms of capital and liquidity levels. At the market risk level, the framework measures our overall exposure to each systemic market risk change on an economic basis.

In addition, we continue to use enhanced economic, U.S. GAAP accounting and statutory capital‑based risk measures at the market risk level, business‑unit level and firm‑wide levels. This process aims to ensure that we have a comprehensive view of the impact of our market risk exposures.

We use a number of approaches to measure our market risk exposure, including:

Sensitivity analysis. Sensitivity analysis measures the impact from a unit change in a market risk input. Examples of such sensitivities include a one basis point increase in yield on fixed maturity securities, a one basis point increase in credit spreads of fixed maturity securities, and a one percent increase in prices of equity securities.

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

Item 7 / enterprise risk management

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	December 31,		December 31,		December 31,	December 31,
(dollars in millions)	2015		2014		2015	2014
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	260,689		273,885		(14,549)	(15,107)
Mortgage and other loans receivable	18,878		16,594		(1,092)	(921)
Preferred stock	20		19		(1)	(1)
Total interest rate sensitive assets	$279,587	(a)	$290,498	(a)	$(15,642)	$(16,029)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Hedge funds	10,917		10,798		(2,183)	(2,160)
Private equity	7,233		8,858		(1,447)	(1,772)
Real estate investments	6,579		3,612		(1,316)	(722)
PICC(b)	2,239		3,375		(448)	(675)
Common equity	1,574		2,044		(315)	(409)
Aircraft asset investments	477		651		(95)	(130)
AerCap(c)	-		4,972		-	(994)
Other investments	472		1,331		(94)	(266)
Total equity and alternative investments
exposure	$29,491		$35,641		$(5,898)	$(7,128)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Great Britain pound	2,158		3,884		(216)	(388)
Hong Kong dollar	2,138		2,875		(214)	(288)
Euro	2,053		768		(205)	(77)
All other foreign currencies	4,310		4,478		(431)	(448)
Total foreign currency-denominated net
asset position(d)	$10,659		$12,005		$(1,066)	$(1,201)

(a)  At December 31, 2015, the analysis covered $279.6 billion of $298.7 billion interest-rate sensitive assets. Excluded were $10.7 billion of loans and $3.6 billion of investments in life settlements. In addition, $4.8 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2014, the analysis covered $290.4 billion of $308.9 billion interest-rate sensitive assets. Excluded were $8.4 billion of loans and $3.8 billion of investments in life settlements. In addition, $6.3 billion of assets across various asset categories were excluded due to modeling limitations.

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

Item 7 / enterprise risk management

aggregate currency portfolio limits. As a matter of general practice, we do not typically hedge our foreign currency exposures to net investments in subsidiaries.

At December 31, 2015, our foreign currency-denominated net asset position decreased by $1.3 billion, or 11.2 percent, compared to December 31, 2014. The decrease was mostly due to a $1.7 billion decrease in our British pound position, primarily resulting from the unwinding of a cross-currency swap and a $737 million decrease in our Hong Kong dollar position, primarily resulting from the sale of ordinary shares in PICC P&C. These decreases were partially offset by a $1.3 billion increase in our euro position, primarily resulting from debt repurchases and hedging.

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

The sensitivity factors utilized for 2015 and presented above were selected based on historical data from 1995 to 2015, as follows (see the table below):

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

				2015 Scenario as	2015	2015 as a Multiple	Original 2014 Scenario (based
		Standard	Suggested	a Multiple of	Change/	of Standard	on Standard Deviation for
	Period	Deviation	2015 Scenario	Standard Deviation	Return	Deviation	1994-2014 Period)
10-Year Treasury	1995-2015	0.01	0.01	1.00	-	0.10	0.01
S&P 500	1995-2015	0.18	0.20	1.09	(0.01)	0.04	0.20
USD/GBP	1995-2015	0.09	0.10	1.06	(0.05)	0.57	0.10

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

Item 7 / enterprise risk management

AIG Parent liquidity risk tolerance levels allow it to meet its obligations over a twelve month horizon consistent with its risk appetite. We maintain a target range for required liquidity and minimum coverage ratios designed to ensure that funding needs are met under varying market conditions. If we project that we will breach these tolerances, we will assess and determine appropriate liquidity management actions. However, the market conditions in effect at that time may not permit us to achieve an increase in liquidity sources or a reduction in liquidity requirements.

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

Governance

Liquidity risk is overseen at the corporate level within ERM through the CMRO, who reports directly to the AIG CRO.  The AIG CRO has responsibility for the oversight of the Liquidity Risk Management Framework and delegates the day-to-day implementation of this framework to the AIG Treasurer. Our corporate treasury function manages liquidity risk, subject to ERM oversight and various control processes.

The Liquidity Risk Management Framework is guided by the liquidity risk tolerance as set forth in the Board-approved Risk Appetite Statement. The principal objective of this framework is to establish minimum liquidity requirements that protect our long-term viability and ability to fund our ongoing business, and to meet short-term financial obligations in a timely manner in both normal and stressed conditions.

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

Item 7 / enterprise risk management

We use a number of approaches to measure our liquidity risk exposure, including:

Target Liquidity Range: Target Liquidity Range specifies the amount of assets required to be maintained in specific liquidity portfolios to meet obligations as they arise over a twelve month horizon under stressed liquidity conditions.

Coverage Ratios: Coverage Ratios measure the adequacy of available liquidity sources, including the ability to monetize assets to meet the forecasted cash flows over a specified time horizon. The portfolio of assets is selected based on our ability to convert those assets into cash under the assumed market conditions and within the specified time horizon.

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

Operational Risk Management

Operational risk is defined as the risk of loss, or other adverse consequences, resulting from inadequate or failed internal processes, people, systems, or from external events. Operational risk includes legal, regulatory and compliance risks, but excludes business and strategy risks.

Operational risk is inherent in each of our business units. Operational risks can have many impacts, including but not limited to: unexpected economic losses or gains, reputational harm due to negative publicity, regulatory action from supervisory agencies, operational and business disruptions, and/or damage to customer relationships.

ORM oversees the Operational Risk policy and framework, which includes risk identification, assessment, prioritization, measurement, monitoring, and reporting of operational risk. As part of the framework, we deploy a series of operational risk programs to support our business units with the identification, monitoring and reporting of operational risks. The ORM programs include, but are not limited to, several key components as outlined below:

•       The Risk Event Capture process enables each employee to identify, document, and escalate operational risk impacts, with a view to enhancing, processes and promoting lessons learned.

•       The Vulnerability Identification (VID) process identifies emerging risks, which we consider to be risks that have not yet fully manifested themselves but could become significant over time.

•       The Ordinal Risk Ranking effort provides an ordinal ranking of the firm’s most significant operational risks at the Enterprise, Segment or Regional levels, with the goal of prioritizing assessment and remediation activity.

•       The Risk and Control Self-Assessments (RCSAs) allow for the identification and assessment of the key operational risks within our respective business units and a determination as to whether the related controls are effective.

•       Scenario Analyses are executed to identify the remote, but plausible, potential risks that could result in severe financial losses.

ORM, working together with other key second lines of defense functions (e.g., Model Validation and the Technology Risk office, as well as Compliance, SOX, and Global Business Continuity), provides an independent view of Operational Risk for each business, and works with the business to facilitate implementation of the above programs.  This includes coverage of operational risks related to core insurance activities, investing, model risk, technology (including cyber security, access, data

Item 7 / enterprise risk management

privacy and data security), third-party providers, as well as compliance and regulatory matters. Based on the results of the risk identification and assessment efforts above, business leaders are accountable for tracking and remediating identified issues in line with our risk monitoring procedures. Governance committees support these efforts and promote transparency and management decision making.

An integrated risk and control framework facilitates the identification and mitigation of operational risk issues. To accomplish this, our integrated risk and control framework is designed to:

•    ensure first line accountability and ownership of risks and controls;

•    promote role clarity among the business and risk and control functions;

•    enhance transparency, risk management governance and culture;

•    foster greater consistency in identifying and ranking material risks;

•    pro-actively address potential risk issues and assign clear ownership and accountability for addressing identified risk issues; and

•    accelerate the development of technology solutions that support objectives above.

Insurance Risks

Except as described above, we manage our business risk oversight activities through our insurance operations. A primary goal in managing our insurance operations is to achieve an acceptable risk-adjusted return on equity. To achieve this goal, we must be disciplined in risk selection, premium adequacy, and appropriate terms and conditions to cover the risk accepted.

We operate our insurance businesses on a global basis, and we are exposed to a wide variety of risks with different time horizons. We manage these risks throughout the organization, both centrally and locally, through a number of procedures:

•    pre-launch approval of product design, development and distribution;

•    underwriting approval processes and authorities;

•    exposure limits with ongoing monitoring;

•    management of relationship between assets and liabilities, including hedging;

•    enhanced pricing models;

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

Governance

Insurance risks are monitored at the business unit level within ERM and overseen by the business unit chief risk officer, who reports directly to our CRO. The framework includes the following key components:

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

The risk monitoring responsibilities of the business units include ensuring compliance with insurance risk limits and escalation and remediation of limit breaches. Such activities are reported to management by the relevant business unit for informative decision-making on a regular basis. This monitoring approach is aligned with our overall risk limits framework.

Risk limits have a consistent framework used across AIG, its business units, and legal entities. This includes escalation thresholds in cases where measurement is particularly challenging.

Item 7 / enterprise risk management

See Risk Appetite, Limits, Identification, and Measurement – Risk Limits herein for further information on our three-tiered hierarchy of limits

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

•    Underwriting - The potential inadequacy of premiums charged for future risk periods on risks underwritten in our portfolios can impact the Non-Life Insurance Companies’ ability to achieve an underwriting profit. We develop pricing based on our estimates of losses and expenses, but factors such as market pressures and the inherent uncertainty and complexity in estimating losses may result in premiums that are inadequate to generate underwriting profit. This may be driven by adverse economic conditions, unanticipated emergence of risks or increase in frequency of claims, worse than expected prepayment of policies, investment results, or unexpected or increased costs or expenses.

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

•    Single Risk Loss Exposure –  Our business is exposed to loss events that have the potential to generate losses from a single insured client. Events such as fires or explosions can result in loss activity for our clients. The net risk to us is managed to acceptable limits established by our GRC through a combination of internal underwriting standards and external reinsurance. Furthermore, single risk loss exposure is managed and monitored on both a segregated and aggregated basis.

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

Item 7 / enterprise risk management

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

The estimates below are the Occurrence Exceedance Probability (OEP) losses, which reflect losses that may occur in any single event due to the defined peril. The 1-in-100 and 1-in-250 PMLs are the probable maximum losses from a single natural catastrophe event with probability of 1 percent and 0.4 percent in a year, respectively.

The following table presents an overview of OEP modeled losses for top perils and countries.

At December 31, 2015		Net of 2016	Net of 2016	Percent of Total
(in millions)	Gross	Reinsurance	Reinsurance, After Tax	Shareholder Equity
Exposures:
U.S. Hurricane (1-in-100)(a)	$5,332	$3,144	$2,044	2.3%
U.S. Earthquake (1-in-250)(b)	7,484	3,827	2,487	2.8
Japanese Wind (1-in-100)	936	523	340	0.4
Japanese Earthquake (1-in-250)(c)	$993	$601	$391	0.4%

(a)  The U.S. hurricane amount includes losses to Property from hurricane hazards of wind and storm surge.

(b)  U.S. earthquake loss estimates represent exposure to Property, Workers’ Compensation (U.S.) and A&H business lines.

(c)  Japan Earthquake represents exposure to Property and A&H business lines.

The OEP estimates provided above reflect our in-force portfolios at September 30, 2015, for both U.S. and Japan exposures. The catastrophe reinsurance program is as of January 1, 2016.

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

Item 7 / enterprise risk management

traditional reinsurance transactions. Therefore, these estimates are inherently uncertain and may not accurately reflect our exposure to these events.

Our 2016 catastrophe reinsurance program includes coverage for natural catastrophes and some coverage for terrorism events. It consists of a large North American occurrence cover (without reinstatement) to protect against large North America losses, and Japan occurrence and aggregate covers to protect against losses in Japan. The attachment point for this reinsurance program is at $3 billion for the North American cover and varies by line of business for the Japan covers.

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

Our largest terrorism exposures are in New York City, and estimated losses are largely driven by the Property and Workers’ Compensation lines of business. At our largest exposure location, modeled losses for a five-ton bomb attack net of the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) and reinsurance recoveries are estimated to be $3 billion as of September 30, 2015. We also have smaller terrorism exposure in Canadian cities and in London.

Our exposure to terrorism risk is mitigated by TRIPRA in addition to limited private reinsurance protections. TRIPRA covers terrorist attacks within the United States or U.S. missions and against certain U.S. carriers or vessels and excludes certain lines of business as specified by applicable law. In 2016, TRIPRA covers 84 percent of insured losses above a deductible, decreasing by one percent each year to 80 percent in 2020. The current estimate of our deductible is approximately $2.7 billion for 2015.

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

Mortgage Guaranty manages the quality of the loans it insures through use of a proprietary risk quality index. Mortgage Guaranty uses this index to determine an insurability threshold as well as to manage the risk distribution of its new business. Along with traditional mortgage underwriting variables, Mortgage Guaranty’s risk-based pricing model uses rating factors such as local housing economic conditions to establish premium rates.

Reinsurance Recoverable

AIG’s reinsurance recoverable assets are comprised of:

Item 7 / enterprise risk management

•    Paid losses recoverable – balances due from reinsurers for losses and loss adjustment expenses paid by our subsidiaries and billed, but not yet collected.

•    Ceded loss reserves – ultimate ceded reserves for losses and loss adjustment expenses, including reserves for claims reported but not yet paid and estimates for IBNR.

•    Ceded reserves for unearned premiums.

At December 31, 2015, total reinsurance recoverable assets were $20.4 billion. These assets include general reinsurance paid losses recoverable of $1.2 billion, ceded loss reserves of $14.5 billion including reserves for IBNR, and ceded reserves for unearned premiums of $3.0 billion, as well as life reinsurance recoverables of $1.7 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years. These methods are continually reviewed and updated by management. Any adjustments are reflected in income. We believe that the amount recorded for ceded loss reserves at December 31, 2015 reflects a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ, perhaps materially, from the reserves currently ceded.

The Reinsurance Credit Department (RCD) conducts periodic detailed assessments of the financial strength and condition of current and potential reinsurers, both foreign and domestic. The RCD monitors both the financial condition of reinsurers as well as the total reinsurance recoverable ceded to reinsurers, and set limits with regard to the amount and type or exposure we are willing to take with reinsurers. As part of these assessments, we attempt to identify whether a reinsurer is appropriately licensed, assess its financial capacity and liquidity; and evaluate the local economic and financial environment in which a foreign reinsurer operates. The RCD reviews the nature of the risks ceded and the need for measures, including collateral to mitigate credit risk. For example, in our treaty reinsurance contracts, we frequently include provisions that allow us to require a reinsurer to post collateral or use other measures to reduce exposure when a referenced event occurs. Furthermore, we limit our unsecured exposure to reinsurers through the use of credit triggers such as insurer financial strength rating downgrades, declines in regulatory capital, or specified declines in risk-based capital (RBC) ratios. We also set maximum limits for reinsurance recoverable exposure, which in some cases is the recoverable amount plus an estimate of the maximum potential exposure from unexpected events for a reinsurer. In addition, credit executives within ERM review reinsurer exposures and credit limits and approve reinsurer credit limits above specified levels. Finally, even where we conclude that uncollateralized credit risk is acceptable, we require collateral from active reinsurance counterparties where it is necessary for our subsidiaries to recognize the reinsurance recoverable assets for statutory accounting purposes. At December 31, 2015, we held $7.4 billion of collateral, in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit, in support of reinsurance recoverable assets from unaffiliated reinsurers. We believe that no exposure to a single reinsurer represents an inappropriate concentration of risk to us, nor is our business substantially dependent upon any single reinsurance contract.

The following table presents information for each reinsurer representing in excess of five percent of our total reinsurance recoverable assets:

At December 31, 2015		A.M.	Gross		Percent of		Uncollateralized
	S&P	Best	Reinsurance		Reinsurance	Collateral	Reinsurance
(in millions)	Rating(a)	Rating(a)	Assets		Assets(b)	Held(c)	Assets
Reinsurer:
Swiss Reinsurance Group of Companies	AA-	A+	$2,553		12.5%	$733	$1,820
Berkshire Hathaway Group of Companies	AA+	A++	$2,275	(d)	11.1%	$1,408	$867
Munich Reinsurance Group of Companies	AA-	A+	$1,637		8.0%	$660	$977

(a) The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of February 5, 2016.

(b) Total reinsurance assets include both the Non-Life Insurance Companies and the Life Insurance Companies reinsurance recoverable.

(c)  Excludes collateral held in excess of applicable balances.

(d) Includes $1.8 billion recoverable under the 2011 retroactive reinsurance transaction pursuant to which a large portion of the Non-Life Insurance Companies  net domestic asbestos liabilities were transferred to NICO. Does not include reinsurance assets ceded to other reinsurers for which NICO has assumed the collection risk. See Liability for Unpaid Losses and Loss Adjustment Expenses — Transfer of Domestic Asbestos Liabilities.

At December 31, 2015, we had no significant general reinsurance recoverable due from any individual reinsurer that was financially troubled. Reinsurer capital levels continued to increase in 2015, thereby increasing the industry’s underwriting capacity. This increased capacity has resulted in increased competition and lower rates for 2016 renewals. Reduced profitability associated with lower rates could potentially result in reduced capacity or rating downgrades for some reinsurers.

Item 7 / enterprise risk management

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

See Item 7. MD&A – Critical Accounting Estimates – Reinsurance Assets for further discussion of reinsurance recoverable.

Life Insurance Companies Key Insurance Risks

Our Retirement and Life segments manage risk through product design, experience monitoring, pricing actions, risk limitations, reinsurance and active monitoring and management of the relationships between assets and liabilities, including hedging.

For our Retirement and Life products offered by the Life Insurance Companies, key insurance risks include the following:

•    Mortality risk – represents the risk of loss arising from actual mortality rates being higher than expected mortality rates.  This risk could arise from pandemics or other events, including longer-term societal changes that cause higher than expected mortality. This risk exists in a number of our product lines, but is most significant for our life insurance products.

•    Longevity risk – represents the risk of a change in value of a policy or benefit as a result of actual mortality rates being lower than the expected mortality rates. This risk could arise from longer-term societal health changes as well as other factors. This risk exists in a number of our product lines but is most significant for our retirement, institutional and annuity products.

•    Policyholder behavior risk including surrender/lapse risk – represents the risk that actual policyholder behavior differs from expected behavior in a manner that has an adverse effect on our results of operations. There are many assumptions made when products are sold, including how long the contracts will persist. Actual experience can vary significantly from these assumptions.  This risk is impacted by a number of factors including changes in market conditions, especially interest rate and equity market changes, tax law, regulations and policyholder preferences. This risk exists in the majority of our product lines.

•    Interest rate risk - represents the potential for loss due to a change in interest rates. Interest rate risk is measured with respect to assets, liabilities (both insurance-related and financial) and derivatives. This risk manifests itself when interest rates move significantly in a short period of time. Rapidly rising interest rates create the potential for increased surrenders. Interest rate risk can also manifest itself over a longer period of time, such as in a persistent low interest rate environment. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products.

•    Equity risk – represents the potential for loss due to changes in equity prices. It affects equity-linked insurance products, including but not limited to index annuities, variable annuities (and associated guaranteed living and death benefits, as discussed below), universal life insurance and variable universal life insurance. In addition, changes in the volatility of equity prices can affect the valuation of insurance features that are accounted for as embedded derivatives and the related economic hedges.

The emergence of significant adverse experience compared to the initial assumptions at policy issuance or updated assumption would require an adjustment to DAC and benefit reserves, which could have a material adverse effect on our consolidated results of operations for a particular period. For additional discussion of the impact of actual and expected experience on DAC and benefit reserves, see Critical Accounting Estimates – Future Policy Benefits for Life and Accident and Health (Life Insurance Companies) and Critical Accounting Estimates – Guaranteed Benefit Features of Variable Annuity Products (Life Insurance Companies). For additional discussion of business risks, see Item 1A. Risk Factors — Business and Operations.

Variable Annuity Risk Management and Hedging Program

Our Retirement Income Solutions and Group Retirement businesses offer variable annuity products with riders that guarantee a certain level of benefits. Certain guaranteed living benefits, which include GMWB and GMAB, are accounted for as

Item 7 / enterprise risk management

embedded derivatives measured at fair value, with changes in the fair value recorded in Other realized capital gains (losses). GMWB and GMAB features subject the Life Insurance Companies to market risk, including exposure to changes in interest rates, equity prices, credit spreads and market volatility.

Variable annuity product design is the first step in managing our exposure to these market risks. Risk mitigation features of our variable annuity product design include GMWB rider fees indexed to an equity market volatility index, which can provide additional fee assessments in periods of market volatility, required minimum allocations to fixed accounts to reduce overall equity exposure, and the utilization of volatility control funds, which reduce equity exposure in the funds in response to changes in market volatility, even under sudden or extreme market movements.

After reflecting our product risk-mitigating features, we hedge our remaining economic exposure to market risk within GMWB and GMAB features through our variable annuity hedging program, which is designed to offset certain changes in the economic value of these GMWB and GMAB embedded derivatives, within established thresholds. The hedging program is designed to provide additional protection against large and combined movements in interest rates, equity prices, credit spreads and market volatility under multiple scenarios.

Our hedging program utilizes an economic hedge target, which represents our estimate of the underlying economic drivers of these embedded derivatives, based on the present value of the future expected benefit payments for the GMWB and GMAB, less the present value of future rider fees, over numerous stochastic scenarios.  This stochastic projection method uses best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization) in conjunction with market scenarios calibrated to observable equity and interest rate option prices. Policyholder behaviors are regularly evaluated to compare current assumptions to actual experience and, if appropriate, changes are made to the policyholder behavior assumptions. The risk of changes in policyholder behavior is not explicitly hedged and such differences between expected and actual policyholder behaviors may result in hedge ineffectiveness.

Due to differences between the calculation of the economic hedge target and U.S. GAAP valuation of the embedded derivative, which include differences in the treatment of rider fees and exclusion of certain risk margins and other differences in discount rates, we expect relative movements in the economic hedge target and the U.S. GAAP embedded derivative valuation will vary over time with changes in equity markets, interest rates and credit spreads.  See Results of Operations – Life Insurance Companies DAC and Reserves - Variable Annuity Guaranteed Benefit Features and Hedging Program for information on the impact on our consolidated pre-tax income from the change in fair value of the embedded derivatives and the hedging portfolio, as well as additional discussion of differences between the economic hedge target and the valuation of the embedded derivatives.

In designing our hedging portfolio, we make assumptions and projections about the future performance of the underlying contract holder funds. To project future account value changes, we make assumptions about how each of the underlying funds will perform. We map the contract holder funds to a set of publicly traded indices that we believe best represent the liability to be hedged. Basis risk exists due to the variance between these assumptions and actual fund returns, which may result in variances between changes in the hedging portfolio and changes in the economic hedge target. Net hedge results and the cost of hedging are also impacted by differences between realized volatility and implied volatility.

To manage the capital market exposures embedded within the economic hedge target, we identify and hedge market sensitivities to changes in equity markets, interest rates, volatility and credit spreads.  The hedge program purchases derivative instruments or securities having sensitivities that offset those in the economic hedge target, within internally defined threshold levels.  Since the relative movements of the hedging portfolio and the economic hedge target vary over time or with market changes, the net exposure can be outside the threshold limits, and adjustments to the hedging portfolio are made periodically to return the net exposure to within threshold limits.

Our hedging program utilizes various derivative instruments, including but not limited to equity options, futures contracts, interest rate swaps and swaption contracts, as well as other hedging instruments.  In addition, we purchase certain fixed income securities and elect the fair value option as a capital efficient way to manage interest rate and credit spread exposures.  To minimize counterparty credit risk, the majority of our derivative instrument hedges are implemented using exchange-traded futures and options, cleared through global exchanges. Over the counter derivatives are highly collateralized.

The hedging program is monitored on a daily basis to ensure that the economic hedge target and derivative portfolio are within the threshold limits, pursuant to the approved hedge strategy.  Daily risk monitoring verifies that the net risk exposures, as measured through sensitivities to a large set of market shocks, are within the approved net risk exposure threshold limits.  In addition, monthly stress tests are performed to determine the program’s effectiveness relative to the applicable limits, under an

Item 7 / enterprise risk management

array of combined severe market stresses in equity prices, interest rates, volatility and credit spreads.  Finally, hedge strategies are reviewed regularly to gauge their effectiveness in managing our market exposures in the context of our overall risk appetite.

Other Operations Risks

Derivative Transactions

We utilize derivatives principally to enable us to hedge exposure to interest rates, currencies, credit, commodities, equities and other risks. Credit risk associated with derivative counterparties exists for a derivative contract when that contract has a positive fair value to us. The maximum potential exposure will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions.  All derivative transactions must be transacted within counterparty limits that have been approved by ERM.

We evaluate counterparty credit quality by internal analysis consistent with the AIG Credit Policy.  We utilize various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives, margin agreements and subordination to reduce the credit risk relating to outstanding financial derivative transactions. We require credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and transaction size and maturity. Furthermore, we enter into certain agreements that have the benefit of set-off and close-out netting provisions, such as ISDA Master Agreements. These provisions provide that, in the case of an early termination of a transaction, we can set off receivables from a counterparty against payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated fair values.

The fair value of our interest rate, currency, credit, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts reported as a component of Other Assets, was approximately $1.3 billion at December 31, 2015 and $1.6 billion at December 31, 2014. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

The following table presents the fair value of our derivatives portfolios in asset positions by internal counterparty credit rating:

At December 31,
(in millions)	2015	2014
Rating:
AAA	$56	$11
AA	103	129
A	256	441
BBB	767	838
Below investment grade	127	184
Total	$1,309	$1,603

See Note 10 to the Consolidated Financial Statements for additional discussion related to derivative transactions.

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

•    impairment charges, including other-than-temporary impairments on available for sale securities, impairments on other invested assets, including investments in life settlements, and goodwill impairment;

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

We consider a number of factors to reliably estimate future taxable income so we can determine the extent of our ability to realize net operating losses (NOLs), foreign tax credits (FTCs), realized capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and AIG‑specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. We also apply stresses to our assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. Our income forecasts, coupled with our tax

Item 7 / CRITICAL aCCOUNTING eSTIMATES

planning strategies, all resulted in sufficient taxable income to achieve realization of the U.S. tax attributes prior to their expiration.

We separately assess the recoverability of our net deferred tax asset related to unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale portfolio. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, as such when assessing its recoverability we consider our ability and intent to hold the underlying securities to recovery.  As of December 31, 2015, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized.

See Note 22 to the Consolidated Financial Statements for a discussion of our framework for assessing the recoverability of our deferred tax asset.

Uncertain Tax Positions

Our accounting for income taxes, including uncertain tax positions, represents management’s best estimate of various events and transactions, and requires judgment.  FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) (now incorporated into Accounting Standards Codification, 740, Income Taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties and additional disclosures. We determine whether it is more likely than not that a tax position will be sustained, based on technical merits, upon examination by the relevant taxing authorities before any part of the benefit can be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

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

Item 7 / CRITICAL aCCOUNTING eSTIMATES

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

Short-Tail Reserves

For operations writing short-tail coverages, where the nature of claims is low frequency and high severity such as property, the process for recording non-catastrophe quarterly loss reserves for more recent accident quarters is geared toward maintaining incurred but not reported reserves (IBNR) based on percentages of net earned premiums for that business, rather than projecting ultimate loss ratios based on reported losses. For example, the IBNR reserve required for the latest accident quarter for a class of property business might be approximately 20 percent of the quarter’s earned premiums. This level of reserve would generally be recorded regardless of the actual losses reported in the current quarter. The percent of premium factor reflects both our expectation of the ultimate loss costs associated with the class of business and the expectation of the  percentage of ultimate loss costs that have not yet been reported.  The expected ultimate loss costs generally reflect the average loss costs from a period of preceding accident quarters that have been adjusted for changes in rate and loss cost levels, mix of business, known exposure to unreported losses, or other factors affecting the particular class of business. The expected percentage of ultimate loss costs that have not yet been reported would be derived from historical loss emergence patterns. For more mature quarters, loss development methods would be used to determine the IBNR. For other classes where the nature of claims is high frequency low severity, methods including loss development, frequency/severity or a multiple of average monthly losses may be used to determine IBNR reserves. IBNR for claims arising from catastrophic events or events of unusual severity would be determined in close collaboration with the claims department, using alternative techniques or expected percentages of ultimate loss cost emergence based on historical loss emergence of similar claim types.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Long-Tail Reserves

Estimation of ultimate net losses and loss adjustment expenses (net losses) for long-tail casualty classes of business is a complex process and depends on a number of factors, including the class and volume of business, as well as estimates of the reinsurance recoverable. Experience in the more recent accident years shows limited statistical credibility in reported net losses on long-tail casualty classes of business. That is because a relatively low proportion of net incurred losses represents reported claims and expenses, and an even smaller percentage represents net losses paid. Therefore, IBNR constitutes a relatively high proportion of net losses.

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

•    Expected loss ratios for the latest accident year (i.e., accident year 2015 for the year-end 2015 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

•    Loss development factors which are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.

We record quarterly changes in loss reserves for each of the Non-Life Insurance Companies classes of business. The overall change in our loss reserves is based on the sum of the changes for all classes of business. For most long-tail classes of business, the quarterly loss reserve changes are based on the estimated current loss ratio for each class of coverage less any amounts paid. Also, any change in estimated ultimate losses from prior accident years deemed to be necessary based on the results of our latest reserve studies or large loss analysis, either positive or negative, is reflected in the loss reserve for the current quarter. Differences between actual loss emergence in a given period compared to our expectations may also influence our judgment with respect to reserve adequacy.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

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

We conduct a comprehensive loss reserve review at least annually for each class of business in accordance with Actuarial Standards of Practice. These standards provide that the unpaid claim estimate may be presented in a variety of ways, such as a point estimate, a range of estimates, a point estimate based on the expected value of several reasonable estimates, or a probability distribution of the unpaid claim amount. Further, the actuarial central estimate represents an expected value using the range of reasonably possible outcomes.

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

We selected our central estimate based on point estimates from each method with weights that vary by accident year. In 2015, we began developing our ranges of reasonable estimates for certain classes by evaluating ranges derived from multiple methodologies. We considered the range of reasonable parameter selections (for example, three-year versus ten-year average loss development factors) for each appropriate method  and calculated a range of indications for each method.  Where we have ranges, we assess the position of the actuarial central estimate in the range to help inform management’s decision making. The range of reasonable estimates are not intended to cover all possibilities or extreme values.

We continue to consult with third party environmental litigation and engineering specialists, third party toxic tort claims professionals, third party clinical and public health specialists, third party workers’ compensation claims adjusters and third party actuarial advisors to help inform our judgments.  In 2015, the third party actuarial reviews covered the majority of net reserves held for our Commercial long-tail classes of business, and run-off portfolios reported in Corporate and Other.

A critical component of our detailed valuation reviews is our peer review of our reserving analyses and conclusions, where actuaries independent of the initial review evaluate the reasonableness of assumptions used, methods selected and weightings given to different methods.  In addition, each detailed valuation review is subjected to a challenge process by specialists in our Enterprise Risk Management group.

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

Actuarial and Other Methods for Major Classes of Business

In testing the reserves for each class of business, our actuaries determine the most appropriate actuarial methods. This determination is based on a variety of factors including the nature of the claims associated with the class of business, such as the frequency or severity of the claims. Other considerations include the loss development characteristics associated with the claims, the volume of claim data available for the applicable class, and the applicability of various actuarial methods to the class. In addition to determining the actuarial methods, the actuaries determine the appropriate loss reserve groupings of data. For example, we write many unique subclasses of professional liability. For pricing or other purposes, it is appropriate to evaluate the profitability of each subclass individually. However, for purposes of estimating the loss reserves for many classes of business, we believe it is appropriate to combine the subclasses into larger groups to produce a greater degree of credibility in the claims experience. This determination of data segmentation and actuarial methods is carefully considered for each class of business. The segmentation and actuarial methods chosen are those which together are expected to produce the most robust central estimate of the loss reserves.

The actuarial methods we use for most long-tail casualty classes of business include loss development methods, expected loss ratio methods, including “Bornhuetter Ferguson” methods described below, and frequency/severity models. Loss development methods utilize the actual loss development patterns from prior accident years to project the reported losses to an ultimate basis for subsequent accident years. Loss development methods generally are most appropriate for classes of business which exhibit a stable pattern of loss development from one accident year to the next, and for which the components of the classes have similar development characteristics. For example, property exposures would generally not be combined into the same class as casualty exposures, and primary casualty exposures would generally not be combined into the same class as excess casualty exposures. In 2015, we continued to refine our loss reserving techniques for the domestic primary casualty classes of business and adopted further segmentations based on our analysis of the differing emerging loss patterns for certain classes of insureds. We generally use expected loss ratio methods in cases where the reported loss data lacks sufficient credibility to utilize loss development methods, such as for new classes of business or for long-tail classes at early stages of loss development.  Frequency/severity models may be used where sufficient frequency counts are available to apply such approaches.

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

Item 7 / CRITICAL aCCOUNTING eSTIMATES

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

A key advantage of loss development methods is that they respond more quickly to any actual changes in loss costs for the class of business. Therefore, if loss experience is unexpectedly deteriorating or improving, the loss development method gives full credibility to the changing experience. Expected loss ratio methods would be slower to respond to the change, as they would continue to give more weight to the expected loss ratio, until enough evidence emerged to modify the expected loss ratio to reflect the changing loss experience. On the other hand, loss development methods have the disadvantage of overreacting to changes in reported losses if the loss experience is not credible. For example, the presence or absence of large losses at the early stages of loss development could cause the loss development method to overreact to the favorable or unfavorable experience by assuming it will continue at later stages of development. In these instances, expected loss ratio methods such as “Bornhuetter Ferguson” have the advantage of recognizing large losses without extrapolating unusual large loss activity onto the unreported portion of the losses for the accident year.

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

During 2015, we continued to expand our analysis of structural drivers as a means of corroborating our judgments using traditional actuarial techniques. For example, we have considered the impact of changes in economic activity (real GDP growth, which can impact levels of trucking activity) on our emerging experience in the Commercial Auto Liability class of business, particularly business written in excess of a large insured deductible where ground up experience may take several years to reach our layer. Further, we considered the impact of expected levels of future inflation as measured by the Personal Consumption Expenditure (PCE) Deflator (Health Services Component) published by the U.S. Bureau of Economic Analysis on our ultimate loss costs for medical benefits in the primary workers’ compensation class of business. We believe the PCE Deflator provides a more appropriate measure of workers’ compensation medical inflation as it includes medical expenditures made by employers on behalf of their employees. We also tested the sensitivity of our estimates to changes in the future path and level of inflation for this class of business.

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

The majority of our exposures for asbestos and environmental claims are related to excess casualty coverages, not primary coverages. The litigation costs are treated in the same manner as indemnity amounts, with litigation expenses included within the limits of the liability we incur. Individual significant claim liabilities, where future litigation costs are reasonably determinable, are established on a case-by-case basis.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

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

If the asbestos and environmental reserves develop adversely, resulting deficiencies could have an adverse effect on our future results of operations for an individual reporting period.

With respect to known environmental claims, over two decades ago we established a specialized environmental claims unit, which investigates and adjusts all such environmental claims. This unit evaluates environmental claims utilizing a claim-by-claim approach that involves a detailed review of individual policy terms and exposures. Because each policyholder presents different liability and coverage issues, we generally evaluate exposure on a policy-by-policy basis, considering a variety of factors such as known facts, current law, jurisdiction, policy language and other factors that are unique to each policy. Quantitative techniques must be supplemented by subjective considerations, including management judgment. Each claim is reviewed at least semi-annually utilizing the aforementioned approach and adjusted as necessary to reflect the current information.

The environmental claims unit also actively manages and pursues early resolution with respect to these claims in an attempt to mitigate our exposure to the unpredictable development of these claims. We attempt to mitigate our known long-tail environmental exposures through a combination of proactive claim-resolution techniques, including policy buybacks, complete environmental releases, compromise settlements, and, when appropriate, litigation.

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
Excess Casualty

We generally use a combination of loss development methods, both multiplicative and/or additive, and expected loss ratio methods for excess casualty classes.

Frequency/severity methods are generally not used in isolation to determine ultimate loss costs as the vast majority of reported claims do not result in claim payment. (However, frequency/severity methods assist in the regular monitoring of the adequacy of carried reserves to support incurred but not reported claims). In addition, the average severity varies significantly from accident year to accident year due to large losses which characterize this class of business, as well as changing proportions of claims which do not result in a claim payment. To gain more stability in the projection, the claims amenable to loss development methods are analyzed in multiple layers: the layer capped at $1 million, $4 million excess of $1 million, $5 million excess of $5 million, $15 million excess of $10 million, and the layer above $25 million. The expected loss ratios for the layers above $5 million are derived from the expected relationship between the layers, reflecting the attachment point and limit by accident year.

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

During 2015, the observed claims deterioration for           complex claims/latent exposures impacted the case reserving methodologies which are relied on in determining ultimate loss costs. This deterioration was considered in the expected loss ratio method that we also consider in setting the reserve for mass tort exposures.  The provision for the base years of 1986-2000 was increased, which raised the expected loss ratios for the subsequent accident years.

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

These classes of business reflect claims made coverage, and losses are characterized by low frequency and high severity. In general, expected loss ratio methods are given more weight in the more recent accident years, whereas loss development methods are given more weight in more mature accident years. For the year-end 2015 loss reserve review, claims projections for accident years 2014 and prior were used after making adjustments for changing levels of development in these estimates. In the 2015 analysis, for the more mature accident years, we have generally given more weight to the incurred and legal expense loss development methods than in prior years’ reviews.  For the more recent accident years, we have made some changes in the weights on certain market segments to give more weight to the claims projections than in the prior years’ reviews.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Class of Business or Category and Actuarial Method	Application of Actuarial Method
Workers’ Compensation

We generally use a combination of loss development methods and expected loss ratio methods for workers’ compensation. We segment the data by state and industry class to the extent that meaningful differences are determined to exist.

For guaranteed cost business, expected loss ratio methods generally are given significant weight only in the most recent accident year. Workers’ compensation claims are generally characterized by high frequency, low severity, and relatively consistent loss development from one accident year to the next. We historically have been a leading writer of workers’ compensation, and thus have sufficient volume of claims experience to use development methods. We generally segregate California (CA) business from other business in evaluating workers’ compensation reserves. Commencing in 2012, we segmented out New York (NY) from the other states to reflect its different development pattern and changing percentage of the mix by state. We also revised our assumptions to reflect changes in our claims management activities. Certain classes of workers’ compensation, such as construction and business written in excess of a deductible, are also evaluated separately. Expected loss ratio methods for business written in excess of a deductible may be given significant weight in the five or more most recent accident years. Additionally, we write a number of very large accounts which include workers’ compensation coverage. These accounts are generally individually priced by our actuaries, and to the extent appropriate, the indicated losses based on the pricing analysis may be used to record the initial estimated loss reserves for these accounts.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Class of Business or Category and Actuarial Method	Application of Actuarial Method

Many of our primary casualty policies contain risk-sharing features, including high deductibles, self-insured retentions or retrospective rating features, in addition to a traditional insurance component. These risk-sharing programs generally are large and complex, comprising multiple products, years and structures, and are subject to amendment over time. We generally use premium and expected loss ratio methods for these programs.

In 2014, we updated our tail factor selections in CA and NY, our loss development factors in the Construction class, and refined our segmentation for excess of a large deductible business.  Each of these segments appeared to have been impacted by specific structural changes in the portfolio. For CA business, our tail factor increases were in response to changing long-term medical development patterns. In NY, there has been a lengthening of the period between the date of accident and the classification of non-scheduled permanent partial injuries.  We completed a review of claim emergence and payouts for our top six states in workers’ compensation and concluded that NY and CA were the main states where the loss development patterns had materially changed since our last review. For the Construction class, we noted that the construction sector has experienced a comparatively slow recovery in payroll levels.  As a result of the diminished employment opportunities in this industry sector, injured workers may experience limited return-to-work opportunities, which moderate the shortening of claim duration that normally accompanies a labor market recovery.  Lastly, for excess of large deductible business, we updated our analyses to consider the impact of changes in the mix of retentions that has occurred over time as the data by retention band was becoming more credible.

Commencing in 2014, we also enhanced our analysis by considering our best estimate expectations of inflation (principally, the PCE Deflator for Health Care Services) and loss cost trends and we also reflected the impacts of enhancements in our claim management and loss mitigation activities, such as opioid drug management, fraud investigation and medical management.

As part of the 2015 reserve review related to these policies, we enhanced our segmentation to better reflect varying policy features. As a result of the improved loss segmentation, we were able to give more weight to loss development methods in addition to premium and expected loss ratio methods.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Class of Business or Category and Actuarial Method	Application of Actuarial Method
Excess Workers’ Compensation

We historically have used a combination of loss development methods and expected loss ratio methods for excess workers’ compensation. Commencing with the 2014 loss reserve review, our actuaries supplemented the methods used historically by applying a structural drivers approach to inform their judgment of the ultimate loss costs for open reported claims from accident years 2006 and prior and used the refined analysis to help inform their judgment of the ultimate loss cost for claims that have not yet been reported using a frequency/severity approach for these accident years.

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

Methods based on expected loss ratios are given the greater weight for the more recent accident years. For the 2015 loss reserve review, the structural drivers approach which was applied to open reported claims from accident years 2006 and prior, was deemed to be most suitable for informing our judgment of the ultimate loss cost for injured workers whose medical conditions had largely stabilized (i.e., at least 9 to 10 years have elapsed since the date of injury). The reserve for accident years 2007 and subsequent was determined using a Generalized Cape Cod Method, which is similar to a Bornhuetter Ferguson expected loss ratio method.

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

For certain classes of business with sufficient loss volume, loss development methods may be given significant weight for all but the most recent one or two accident years. For smaller or more volatile classes of business and excess of a large deductible business, loss development methods may be given limited weight for the five or more most recent accident years. Expected loss ratio methods are used for the more recent accident years for these classes. The loss experience for primary general liability business is generally reviewed at a level that is believed to provide the most appropriate data for reserve analysis. Additionally, certain sub-classes, such as construction defect, are generally reviewed separately from business in other subclasses. For other sub-classes, such as Environmental, we utilize the claim analysts’ claim projections for incurred but not enough reported (IBNER) and actuarial methods to calculate pure IBNR. Commencing in 2014, we continued to refine our loss reserving techniques for the domestic primary casualty classes of business and adopted further segmentations based on our analysis of the differing emerging loss patterns for certain classes of insureds. Due to the fairly long-tail nature of general liability business, and the many subclasses that are reviewed individually, there is less credibility given to the reported losses and increased reliance on expected loss ratio methods for recent accident years.

Commercial Automobile Liability
We generally use loss development methods for all but the most recent accident year for commercial automobile liability classes of business.

Expected loss ratio methods are generally given significant weight only in the most recent accident year, except for excess of large deductible business, in which expected loss ratio methods may receive weight for several accident years. In 2015, the impact of the increase in frequency of severe claims was projected in the accident years where it was most prevalent. The resulting increase in ultimate loss projections and loss ratios for those years impacted subsequent years through loss development factors and prior expected loss ratio assumptions.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Class of Business or Category and Actuarial Method	Application of Actuarial Method
Healthcare

We generally use a combination of loss development methods and expected loss ratio methods for healthcare classes of business.

Frequency/severity methods are sometimes used for pricing certain healthcare accounts or business. However, for loss reserve adequacy testing, the need to ensure sufficient credibility generally results in segmentations that are not sufficiently homogeneous to utilize frequency/severity methods.

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

Frequency/severity methods are used in pricing and profitability analyses for some classes of professional liability; however, for loss reserve adequacy testing, the need to ensure sufficient credibility generally results in segmentations that are not sufficiently homogeneous to utilize frequency/severity methods.

We also use claim department projections of the ultimate value of each reported claim to supplement and inform the standard actuarial approaches and some weight is given to this method in the more recent accident years.

Loss development methods are used for the more mature accident years. Greater weight is given to expected loss ratio methods in the more recent accident years. Reserves are tested separately for claims made classes and classes written on occurrence policy forms. Further segmentations are made in a manner believed to provide an appropriate balance between credibility and homogeneity of the data. Commencing in 2015, the claims department projections already used in other financial lines classes were utilized for professional liability and given some weight in the final selection.

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

Personal Auto
Frequency/severity and loss development methods are utilized for domestic personal auto classes.

For these classes of business, reliance is placed on frequency/severity methods as claim counts emerge quickly for personal auto. Frequency/severity methods allow for more immediate analysis of resulting loss trends and comparisons to industry and other diagnostic metrics.

Fidelity/Surety

We generally use loss development methods for fidelity exposures for all but the latest accident year. We also use claim department projections of the ultimate value of each reported claim to supplement and inform the standard actuarial approaches and some weight is given to this method in the more recent accident years. For surety exposures, we generally use the same method as for short-tail classes (discussed below).

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

The reserve analysis projects ultimate losses for claims within each of several reserving categories based on actual historical experience, using primarily a frequency/severity loss development approach. Additional reserve tests are also employed, such as tests measuring the trend of losses as a percent of risk in force. Reserves are reviewed separately for each line of business considering the loss development characteristics, volume of claim data available and applicability of various actuarial methods to each line.

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

Mortgage Guaranty losses and loss adjustment expenses have been affected by macroeconomic events, such as improving home prices and decreasing unemployment. Because these macroeconomic events are subject to adverse or favorable change, the determination of the ultimate losses and loss adjustment expenses requires a high degree of judgment. Improving economic conditions have produced higher cure rates of delinquent loans in recent years, a trend that may not continue in 2016. In addition, loans with modifications through government and lender programs may re-default resulting in new losses for Mortgage Guaranty if adverse economic conditions were to return.  In addition to improved cure rates, the favorable economic trends have resulted in a decline of newly reported delinquencies. Partially offsetting these favorable frequency trends was a lower incidence of denied and rescinded claims.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Class of Business or Category and Actuarial Method	Application of Actuarial Method
Other Short-Tail Classes

For non-catastrophe business, frequency/severity methods, loss development methods, and IBNR factor methods are used alone or in combination to set reserves for short-tail classes such as Commercial Property, Personal Property, and Accident & Health coverages.

IBNR factor methods are used, when the nature of losses are low frequency/high severity. The IBNR factors, when applied to earned premium, generate the ultimate expected losses (or other exposure measure) yet to be reported. The factors are determined based on prior accident quarters’ loss costs adjusted to reflect current cost levels and the historical emergence of those loss costs. The factors are continually reevaluated to reflect emerging claim experience, rate changes or other factors that could affect the adequacy of the IBNR factor being employed.

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
Loss Adjustment Expenses

We determine reserves for legal defense and cost containment loss adjustment expenses for each class of business by one or more actuarial or structural driver methods. The methods generally include development methods comparable to those described for loss development methods. The development could be based on either the paid loss adjustment expenses or the ratio of paid loss adjustment expenses to paid losses, or both. Other methods include the utilization of expected ultimate ratios of paid loss expense to paid losses, based on actual experience from prior accident years or from similar classes of business. We also provide reserves for the estimated future costs of our claims department settling existing reserves.

We generally determine reserves for adjuster loss adjustment expenses based on calendar year ratios of adjuster expenses paid to losses paid for the particular class of business. We generally determine reserves for other unallocated loss adjustment expenses based on the ratio of the calendar year expenses paid to overall losses paid. This determination is generally done for all classes of business combined, and uses claim overhead costs as a percent of losses paid. We may supplement our judgments with an analysis of loss and legal expense mix change using predictive models that explicitly represent such mix change and detailed reviews with the claims department on the methods used to allocate the costs of the claims initiatives to new and in-force business and to different classes and sub-classes of business. In 2015, we increased our estimates of our claims department costs to reflect higher expected future costs associated with new technology and operating models.

Catastrophes and Severe Losses

In response to major catastrophes and severe losses, special analyses by both Actuarial and Claims are conducted to estimate the gross and net liability for unpaid losses and loss adjustment expenses from such events.

These analyses may include a combination of approaches, including catastrophe modeling estimates, ground-up claim analysis, loss evaluation reports from on-site field adjusters, and market share estimates. Loss emergence patterns of similar catastrophic events or aggregated severe losses are used to help determine the reasonableness of ultimate loss projections and the resulting IBNR need.

Alternative Loss Cost Trend and Loss Development Factor Assumptions by Class of Business

Two of our most significant assumptions in loss-based methodologies are those for loss cost trends and loss development factors. There is generally some potential for deviation from our selected best estimate assumptions related to loss cost trends and loss development factor assumptions. The classes noted below are considered to have a higher sensitivity to changes in these assumptions than other classes. For example, primary auto liability reserves were impacted by changes in the frequency and severity of losses in recent years which may not be captured by sensitivities of the parameter modeled below.

The sensitivity analysis below addresses each major class of business for which there is a possibility of a material deviation from our overall reserve position as a result of changes in these individual assumptions. The analysis uses a range of potential alternative assumptions for each class based on historical experience. Actual reserve development may not be consistent with either the original or the alternative loss trend or loss development factor assumptions, and other assumptions made in the reserving process may materially affect reserve development for a particular class of business.

It should be noted that there are many other assumptions used in the loss reserving process, and the sensitivities shown below are not intended to be indications of possible loss reserve ranges for the class but merely illustrations of the sensitivity of the reserves to certain alternative assumptions considered individually. The actual reserve range is a function of many factors interacting with each other.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Loss cost trends:  The percentage deviations noted in the table below are not considered the highest possible deviations that might be expected, but rather what we consider to reflect a reasonably likely range of potential deviation based on historical loss cost trends. The impacts cited below are only for the years for which we used an expected loss ratio approach. Actual loss cost trends in the early 1990s were negative for several years whereas actual loss cost trends exceeded the figures cited below for 1997 through 2001. These observed variations were considered in establishing the percentage deviations, and result in asymmetrical selections. Loss trends may deviate by more than the amounts noted above and discussed below.

Loss development factors:  The percentage deviations noted in the table below are not considered the highest possible deviations that might be expected, but rather what we consider to reflect a reasonably likely range of potential deviation. While multiple scenarios are performed, the assumed loss development factors are a key assumption. Generally, actual historical loss development factors are used to project future loss development. Future loss development patterns may be different from those in the past, or may deviate by more than the amounts noted above and discussed below. Further, there is a greater incidence of these factors increasing, which is reflected in the deviations selected.

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

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2015.

December 31, 2015	Effect on		Effect on
(in millions)	Loss Reserves		Loss Reserves
Loss cost trends:		Loss development factors:
Excess casualty:		Excess casualty:
5 percent increase	$1,646	3 percent increase	$945
5 percent decrease	(1,067)	4 percent decrease	(874)
D&O:		D&O:
31 percent increase	1,400	14 percent increase	800
30 percent decrease	(950)	5 percent decrease	(300)
Excess workers' compensation:		Excess workers' compensation:
5 percent increase	N/A	Increase(b)	1,000
5 percent decrease	N/A	Decrease (b)	(250)
Primary workers' compensation(a):		Primary workers' compensation:
		Increase(b)	1,400
		Decrease(b)	(900)

(a) Loss cost trend assumption does not have a material impact for this line of business.

(b) Percentages not applicable due to extremely long-tailed nature of workers’ compensation.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Class of Business	Loss Cost Trend	Loss Development Factor
Excess Casualty

In the analysis we utilize various loss cost trend assumptions for different segments of the portfolio. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2015 loss reserve review for excess casualty will range five percent lower or higher than this estimated loss trend. The loss cost trend assumption is critical for the excess casualty class of business due to the long-tail nature of the claims and therefore is applied across many accident years. Thus, there is the potential for the reserves with respect to a number of accident years (the expected loss ratio years) to be significantly affected by changes in loss cost trends that were initially relied upon in setting the reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.

After evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors will range from approximately 3 percent below those actually utilized in the year-end 2015 reserve review to approximately 3.5 percent above those factors actually utilized. Excess casualty is a long-tail class of business and any deviation in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in loss development factors that were initially relied upon in setting the reserves. Similar to loss cost trends, these changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Class of Business	Loss Cost Trend	Loss Development Factor
D&O and Related Management Liability Classes of Business

The assumed loss cost trend was approximately 1 percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, including the potential effect of recent claims relating to the credit crisis, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2015 loss reserve review for these classes will range from approximately 30 percent lower or 31 percent higher than the assumption actually utilized in the year-end 2015 reserve review. Because the D&O class of business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation.

The assumed loss development factors are also an important assumption but less critical than for excess casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for excess casualty. However, the high severity nature of the claims does create the potential for significant deviations in loss development patterns from one year to the next. After evaluating the historical loss development factors for these classes of business for accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors will range from approximately 5 percent lower to approximately 14 percent higher than those factors actually indicated in the year-end 2015 loss reserve review for these classes.

Primary Workers’ Compensation

The loss cost trend assumption is not believed to be material with respect to our loss reserves. This is primarily because our actuaries are generally able to use loss development projections for all but the most recent accident year’s reserves, so there is limited need to rely on loss cost trend assumptions for primary workers’ compensation business.

Generally, our actual historical workers’ compensation loss development factors would be expected to provide a reasonably accurate predictor of future loss development. However, workers’ compensation is a long-tail class of business, and our business reflects a very significant volume of losses, particularly in recent accident years. After evaluating the actual historical loss development since the 1980s for this business, in our judgment, it is reasonably likely that actual loss reserves will fall within the range of approximately 7 percent below to approximately 11 percent above those actually indicated in the 2015 loss reserve review.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Class of Business	Loss Cost Trend	Loss Development Factor

Based on our sensitivity testing, we also estimate that a 1 percent rise in the future rate of inflation (PCE Deflator for Health Care Services increased by 1 percent at the 30-year time horizon, with increases in the forward rate of inflation assumed to occur proportionally over time (i.e. the zero-year/1-year forward inflation rate would change by 1/30th of 1 percentage point)) would increase our ultimate loss cost estimates by approximately $215 million as of December 31, 2015.

In 2014, however, we began incorporating three-dimensional loss development models incorporating accident year, development year and calendar year trends with our traditional loss development projections. This allows us to consider for example, the effect of changing levels of inflation (specifically the PCE Deflator for Health Care Services) on our ultimate loss costs for medical benefits. These methodologies also facilitate a more quantitative assessment of the uncertainty in our estimates reflecting structural drivers of loss along each dimension.

Excess Workers’ Compensation (run-off only)

Loss costs were trended at six percent per annum. After reviewing actual industry loss trends for the past ten years, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2015 loss reserve review for excess workers’ compensation will range five percent lower or higher than this estimated loss trend. However, given the small volume of business written in these years, the range in reserve estimates as a result of varying these loss cost trends is not very wide.

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

Item 7 / CRITICAL aCCOUNTING eSTIMATES

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

At December 31, 2015, the allowance for estimated unrecoverable reinsurance was $272 million.

See Note 7 to the Consolidated Financial Statements for additional information on reinsurance.

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

Loss recognition occurs if observed changes in actual experience or estimates result in projected future losses under loss recognition testing. To determine whether loss recognition exists, we determine whether a future loss is expected based on updated current assumptions.  If loss recognition exists, we recognize the loss by first reducing DAC through amortization expense, and, if DAC is depleted, record additional liabilities through a charge to policyholder benefit expense. See Note 8 to the Consolidated Financial Statements for additional information on loss recognition.  Because of the long-term nature of many of our liabilities subject to the “lock-in” principle, small changes in certain assumptions may cause large changes in the degree of reserve adequacy. In particular, changes in estimates of future invested asset returns have a large effect on the degree of reserve deficiency.

Groupings for loss recognition testing are consistent with our manner of acquiring, servicing, and measuring the profitability of the business and applied by product groupings.  We perform separate loss recognition tests for traditional life products, payout annuities, and long-term care insurance. Once loss recognition has been recorded for a block of business, the old assumption set is replaced and the assumption set used for the loss recognition would then be subject to the lock-in principle.  Key judgments made in loss recognition testing include the following:

Item 7 / CRITICAL aCCOUNTING eSTIMATES

•    To determine investment returns used in loss recognition tests, we typically segregate assets that match the duration of our liabilities with assets of comparable duration, to the extent practicable, and then project future cash flows on those assets. Assets supporting insurance liabilities are primarily comprised of a diversified portfolio of high quality fixed maturity securities, and may also include, to a lesser extent, alternative investments. Our projections include a reasonable allowance for investment expenses and expected credit losses over the projection horizon. A critical assumption in the projection of expected investment income is the assumed net rate of investment return at which excess cash flows are to be reinvested.  For products in which asset and liability durations are matched relatively well, this is less of a consideration since interest on excess cash flows are not a significant component of future cash flows.  For the reinvestment rate assumption, anticipated future changes to the yield curves could have a large effect.  Given the interest rate environment applicable at the date of our most recent loss recognition tests, we assumed a modest and gradual increase in long-term interest rates over time.

•    For mortality assumptions, key judgments include the extent of industry versus own experience to base future assumptions as well as the extent of expected mortality improvements in the future.  The latter judgment is based on a combination of historical mortality trends and advice from industry, public health and demography specialists that were consulted by AIG’s actuaries and published industry information.

•    For surrender rates, a key judgment involves the correlation between expected increases/decreases in interest rates and increases/decreases in surrender rates. To support this judgment, we compare crediting rates on our products relative to expected rates on competing products under different interest rate scenarios.

•    For in-force long-term care insurance, rate increases are allowed but must be approved by state insurance regulators. Consequently, the extent of rate increases that may be assumed requires judgment.  In establishing our assumption for rate increases for long-term care insurance, we consider historical experience as to the frequency and level of rate increases approved by state regulators.

The Life operating segment recorded loss recognition expense of $28 million in 2015 and $87 million in 2014 to increase reserves for certain discontinued long-term care business due to the update of actuarial assumptions, primarily a result of lower future premium increase assumptions and, in 2014, lower yield assumptions. Sales of investment securities in connection with our program to utilize capital loss carryforwards and other investment sales with subsequent reinvestment at lower yields triggered recording of loss recognition expense of $30 million and $1.5 billion in 2014 and 2013, respectively, primarily related to certain long-term payout annuity contracts in the Institutional Markets and Retirement operating segments.

Significant unrealized appreciation on investments in a prolonged low interest rate environment may cause DAC to be adjusted and additional future policy benefit liabilities to be recorded through a charge directly to accumulated other comprehensive income (“shadow loss recognition”). These charges are included, net of tax, with the change in net unrealized appreciation of investments.  See Note 8 to the Consolidated Financial Statements for additional information on shadow loss recognition. In applying shadow loss recognition, the Company overlays unrealized gains onto loss recognition tests without revising the underlying test.  Accordingly, there is limited additional judgment in this process.

Guaranteed Benefit Features of Variable Annuity Products (Life Insurance Companies)

Variable annuity products offered by our Retirement Income Solutions and Group Retirement product lines offer guaranteed benefit features. These guaranteed features include guaranteed minimum death benefits (GMDB) that are payable in the event of death or other instances, and living benefits that are payable in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits include guaranteed minimum withdrawal benefits (GMWB), guaranteed minimum income benefits (GMIB), and guaranteed minimum accumulation benefits (GMAB). See Note 13 to the Consolidated Financial Statements for additional information on these features.

The liabilities for GMDB and GMIB, which are recorded in Future policyholder benefits, represent the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected fee assessments, through Policyholder benefits and losses incurred. The liabilities for GMWB and GMAB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Other realized capital gains (losses).

Item 7 / CRITICAL aCCOUNTING eSTIMATES

Our exposure to the guaranteed amounts is equal to the amount by which the contract holder’s account balance is below the amount provided by the guaranteed feature. A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can generally only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e. the features are mutually exclusive, so the exposure to the guaranteed amount for each feature is independent of the exposure from other features (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during their lifetime).  A policyholder cannot purchase more than one living benefit on one contract. Declines in the equity markets, increased volatility and a sustained low interest rate environment increase our exposure to potential benefits under the guaranteed features, leading to an increase in the liabilities for those benefits. See Estimated Gross Profits for Investment-Oriented Products (Life Insurance) below for sensitivity analysis which includes the sensitivity of reserves for guaranteed benefit features to changes in the assumptions for interest rates, equity market returns, volatility, and mortality. For additional discussion of market risk management related to these product features, see Enterprise Risk Management – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Program.

The reserving methodology and assumptions used to measure the liabilities of our two largest guaranteed benefit features are presented in the following table:

Reserving Methodology	Assumptions and Accounting Judgments
GMDB

We determine the GMDB liability at each balance sheet date by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected fee assessments. See Note 13 to the Consolidated Financial Statements for additional information on how we reserve for variable annuity products with guaranteed benefit features.

Key assumptions include:

•    Interest rates, which vary by year of issuance and products

•    Mortality rates, which are based upon actual experience modified to allow for variations in policy form

•    Lapse rates, which are based upon actual experience modified to allow for variations in policy form

•    Investment returns, using assumptions from a randomly generated model

•   In applying asset growth assumptions for the valuation of the GMDB liability, we use a reversion to the mean methodology, similar to that applied for DAC.  For a description of this methodology, see Estimated Gross Profits for Investment-Oriented Products (Life Insurance Companies) below.

GMWB

GMWB living benefits are embedded derivatives that are required to be bifurcated from the host contract and carried at fair value. The fair value estimates of the living benefit guarantees include assumptions such as interest rates, equity market returns, market volatility, credit spreads, equity / interest rate correlation and policyholder behavior. See Note 13 to the Consolidated Financial Statements for additional information on how we reserve for variable annuity products with guaranteed benefit features, and Note 4 to the Consolidated Financial Statements for information on fair value measurement of these embedded derivatives, including how we incorporates our own non-performance risk.

The fair value of the embedded derivatives is based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. Key assumptions include:

•    Interest rates

•    Equity market returns

•    Market volatility

•    Credit spreads

•    Equity / interest rate correlation

•    Benefits and related fees assessed, when applicable

•    Policyholder behavior, including mortality, lapses, withdrawals and benefit utilization. Estimates of future policyholder behavior are subjective and based primarily on our historical experience

•    In applying asset growth assumptions for the valuation of GMWBs, we use market-consistent assumptions consistent with fair value measurement, which are calibrated to observable interest rate and equity option prices

•    Allocation of fees between the embedded derivative and host contract

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

In estimating future gross profits for variable annuity products, a long-term annual asset growth assumption of 8.5% (before expenses that reduce the asset base from which future fees are projected) is applied to estimate the future growth in assets and related asset-based fees.  In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a reversion to the mean methodology, whereby short-term asset growth above or below the long-term annual rate assumption impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance.  When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions for the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.  The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry. See Results of Operations – Life Insurance Companies DAC and Reserves – Reversion to the Mean for additional discussion.

The following table summarizes the sensitivity of changes in certain assumptions for DAC and SIA, embedded derivatives and other reserves related to guaranteed benefits and URR, the related hypothetical impact on December 31, 2015 balances and the resulting hypothetical impact on pre-tax income, before hedging. Changes in net investment spread assumptions primarily affect DAC and SIA in our Fixed Annuities product line.  Changes in interest

Item 7 / CRITICAL aCCOUNTING eSTIMATES

rates, equity returns and volatility primarily impact embedded derivatives and other reserves for guaranteed benefits in our Retirement Income Solutions and Group Retirement product lines, as well as universal life insurance with secondary guarantees. Changes in mortality assumptions primarily impact DAC in our universal life insurance business.

		Other		Embedded	Net
		Reserves		Derivatives	Increase
		Related to	Unearned	Related to	(Decrease)
December 31, 2015		Guaranteed	Revenue	Guaranteed	in Pre-Tax
(in millions)	DAC/SIA	Benefits	Reserve	Benefits	Income
Assumptions:
Net Investment Spread
Effect of an increase by 10 basis points	$123	$(7)	$8	$(12)	$135
Effect of a decrease by 10 basis points	(131)	14	(26)	12	(130)
Equity Return(a)
Effect of an increase by 1%	88	(34)	1	(47)	168
Effect of a decrease by 1%	(87)	40	(1)	50	(176)
Volatility (b)
Effect of an increase by 1%	-	-	-	(43)	43
Effect of a decrease by 1%	-	-	-	42	(42)
Interest Rate(c)
Effect of an increase by 10 basis points	-	-	-	(131)	131
Effect of a decrease by 10 basis points	-	-	-	141	(141)
Mortality
Effect of an increase by 1%	(8)	23	(1)	(25)	(4)
Effect of a decrease by 1%	8	(23)	3	26	3
Lapse
Effect of an increase by 10%	(142)	(42)	(8)	(103)	11
Effect of an decrease by 10%	149	43	8	109	(11)

(a) Represents the net impact of a one percent increase or decrease in long-term equity returns for GMDB and GMIB reserves and negligible net impact of a one percent increase or decrease in the S&P 500 index for GMWB and GMAB living benefit reserves.

(b) Represents the net impact of a one percentage point increase or decrease in equity volatility.

(c) Represents the net impact of 10 basis point parallel shift in the yield curve on the reserves for GMWB and GMAB living benefit features. Does not represent interest rate spread compression on investment-oriented products.

The analysis of DAC, embedded derivatives and other reserves related to guaranteed benefits, and unearned revenue reserve is a dynamic process that considers all relevant factors and assumptions described above. We estimate each of the above factors individually, without the effect of any correlation among the key assumptions. An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results. The effects on pre-tax income in the sensitivity analysis table above do not reflect the related effects from our economic hedging program, which utilizes derivative and other financial instruments and is designed so that changes in value of those instruments move in the opposite direction of changes in the guaranteed benefit embedded derivative liabilities. For a further discussion on guaranteed benefit features of our variable annuities and the related hedging program, see Enterprise Risk Management – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Program, Item 1A. — Risk Factors — Business and Operations, and Notes 4 and 13 to the Consolidated Financial Statements.

Impairment Charges

Impairments of Investments

At each balance sheet date, we evaluate our available for sale securities holdings with unrealized losses to determine if an other-than-temporary impairment has occurred.  We also evaluate our other invested assets for impairment; these include

Item 7 / CRITICAL aCCOUNTING eSTIMATES

equity and cost method investments in private equity funds, hedge funds and other entities as well as investments in life settlements, aircraft and real estate.

See the discussion in Note 5 to the Consolidated Financial Statements for additional information on the methodology and significant inputs, by investment type, that we use to determine the amount of impairment.

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

For a discussion of impairments on investments in life settlements, see Note 5 to the Consolidated Financial Statements.

Goodwill Impairment

For a discussion of goodwill impairment, see Note 11 to the Consolidated Financial Statements. In 2015 and 2014, AIG elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. To determine fair value, we primarily use a discounted expected future cash flow analysis that estimates and discounts projected future distributable earnings.  Such analysis is principally based on AIG’s business projections that inherently include judgments regarding business trends.

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

For more information on legal, regulatory and litigation matters, see Note 15 to the Consolidated Financial Statements.

Fair Value Measurements of Certain Financial Assets and Financial Liabilities

See Note 4 to the Consolidated Financial Statements for additional information about the measurement of fair value of financial assets and financial liabilities and our accounting policy regarding the incorporation of credit risk in fair value measurements.

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

December 31, 2015	Fair	Percent
(in billions)	Value	of Total
Fair value based on external sources(a)	$250	93%
Fair value based on internal sources	19	7
Total fixed maturity and equity securities(b)	$269	100%

(a) Includes $26.3 billion for which the primary source is broker quotes.

Item 7 / CRITICAL aCCOUNTING eSTIMATES

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

The following table presents the amount of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	December 31,	Percentage	December 31,	Percentage
(in billions)	2015	of Total	2014	of Total
Assets	$42.4	8.5%	$44.4	8.6%
Liabilities	3.1	0.8	2.9	0.7

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

See Note 4  to the Consolidated Financial Statements for discussion of the valuation methodologies for assets and liabilities measured at fair value, as well as a discussion of transfers of Level 3 assets and liabilities.

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

Acquisition ratio Acquisition costs divided by net premiums earned.  Acquisition costs are those costs incurred to acquire new and renewal insurance contracts and also include the amortization of VOBA and DAC. Acquisition costs vary with sales and include, but are not limited to, commissions, premium taxes, direct marketing costs, certain costs of personnel engaged in sales support activities such as underwriting.

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

Book Value Per Common Share, Excluding AOCI and Book Value Per Common Share Excluding AOCI and DTA are non-GAAP measures and are used to show the amount of our net worth on a per-share basis. Book Value Per Common Share, Excluding AOCI is derived by dividing Total AIG shareholders’ equity, excluding AOCI, by Total common shares outstanding. Book Value Per Common Share, Excluding AOCI and DTA is derived by dividing Total AIG shareholders’ equity, excluding AOCI and DTA, by Total common shares outstanding.

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

CVA  Credit Valuation Adjustment  The CVA adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions. Also, the CVA reflects the fair value movement in AIGFP's asset portfolio that is attributable to credit movements only, without the impact of other market factors such as interest rates and foreign exchange rates. Finally, the CVA also accounts for our own credit risk in the fair value measurement of all derivative net liability positions and liabilities where AIG has elected the fair value option, when appropriate.

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

glossary

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

Net premiums written  Represent the sales of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period, while Net premiums earned are a measure of performance for a coverage period.

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

Pool  A reinsurance arrangement whereby all of the underwriting results of the pool members are combined and then shared by each member in accordance with its pool participation percentage. Prior to January 1, 2014, AIG maintained two pools, the admitted lines pool and the surplus lines pool.  Effective January 1, 2014, these two pools were merged into the combined pool.

glossary

Premiums and deposits – Institutional Markets include direct and assumed amounts received and earned on group benefit policies and life-contingent payout annuities and deposits received on investment-type annuity contracts, including GICs.

Premiums and deposits – Retirement and  – Life include direct and assumed amounts received on traditional life insurance policies and group benefit policies, and deposits on life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts and mutual funds.

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

SIA  Sales Inducement Asset  Represents enhanced crediting rates or bonus payments to contract holders on certain annuity and investment contract products that meet the criteria to be deferred and amortized over the life of the contract.

Solvency II  Legislation in the European Union which reforms the insurance industry’s solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards.  The Solvency II Directive (2009/138/EEC) was adopted on November 25, 2009 and is expected to become effective on January 1, 2016.

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

Unearned premium reserve  Liabilities established by insurers and reinsurers to reflect unearned premiums, which are usually refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies of acquired businesses.

acronyms

Acronyms

A&H Accident and Health Insurance	GMIB Guaranteed Minimum Income Benefits
ABS Asset-Backed Securities	GMWB Guaranteed Minimum Withdrawal Benefits
CDO Collateralized Debt Obligations	ISDA International Swaps and Derivatives Association, Inc.
CDS Credit Default Swap	Moody's Moody's Corporation
CLO Collateralized Loan Obligations	NAIC National Association of Insurance Commissioners
CMA Capital Maintenance Agreement	NM Not Meaningful
CMBS Commercial Mortgage-Backed Securities	OTC Over-the-Counter
EGPs Estimated gross profits	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMAB Guaranteed Minimum Accumulation Benefits	URR Unearned revenue reserve
GMDB Guaranteed Minimum Death Benefits	VIE Variable Interest Entity

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

Item 8 / INDEX TO FINANCIAL STATEMENT AND SCHEDULES

Schedules:

226

Item 8 / REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American International Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, AIG maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AIG’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A in the 2015 Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on AIG’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 19, 2016

American International Group, Inc.

Consolidated Balance SheetS

	December 31,	December 31,
(in millions, except for share data)	2015	2014
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2015 - $240,968; 2014 - $243,307)	$248,245	$259,859
Other bond securities, at fair value (See Note 5)	16,782	19,712
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2015 - $1,379; 2014 - $1,930)	2,915	4,395
Other common and preferred stock, at fair value (See Note 5)	921	1,049
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2015 - $11; 2014 - $6)	29,565	24,990
Other invested assets (portion measured at fair value: 2015 - $8,912; 2014 - $9,394)	29,794	34,518
Short-term investments (portion measured at fair value: 2015 - $2,591; 2014 - $1,684)	10,132	11,243
Total investments	338,354	355,766

Cash	1,629	1,758
Accrued investment income	2,623	2,712
Premiums and other receivables, net of allowance	11,451	12,031
Reinsurance assets, net of allowance	20,413	21,959
Deferred income taxes	20,394	19,339
Deferred policy acquisition costs	11,115	9,827
Other assets, including restricted cash of $170 in 2015 and $2,025 in 2014	11,390	12,153
Separate account assets, at fair value	79,574	80,036
Total assets	$496,943	$515,581
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$74,942	$77,260
Unearned premiums	21,318	21,324
Future policy benefits for life and accident and health insurance contracts	43,585	42,749
Policyholder contract deposits (portion measured at fair value: 2015 - $2,325; 2014 - $1,561)	127,588	124,613
Other policyholder funds (portion measured at fair value: 2015 - $6; 2014 - $8)	4,212	4,669
Other liabilities (portion measured at fair value: 2015 - $62; 2014 - $350)	26,164	26,441
Long-term debt (portion measured at fair value: 2015 - $3,670; 2014 - $5,466)	29,350	31,217
Separate account liabilities	79,574	80,036
Total liabilities	406,733	408,309
Contingencies, commitments and guarantees (see Note 15)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2015 - 1,906,671,492 and
2014 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2015 - 712,754,875; 2014 - 530,744,521 shares of common stock	(30,098)	(19,218)
Additional paid-in capital	81,510	80,958
Retained earnings	30,943	29,775
Accumulated other comprehensive income	2,537	10,617
Total AIG shareholders’ equity	89,658	106,898
Non-redeemable noncontrolling interests	552	374
Total equity	90,210	107,272
Total liabilities and equity	$496,943	$515,581

See accompanying Notes to Consolidated Financial Statements.

American International Group, Inc.

Consolidated StatementS of INCOME

	Years Ended December 31,
(dollars in millions, except per share data)	2015	2014	2013
Revenues:
Premiums	$36,655	$37,254	$37,499
Policy fees	2,755	2,615	2,340
Net investment income	14,053	16,079	15,810
Net realized capital gains:
Total other-than-temporary impairments on available for sale securities	(556)	(182)	(165)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(35)	(35)	(22)
Net other-than-temporary impairments on available for sale
securities recognized in net income	(591)	(217)	(187)
Other realized capital gains	1,367	956	2,126
Total net realized capital gains	776	739	1,939
Aircraft leasing revenue	-	1,602	4,420
Other income	4,088	6,117	6,866
Total revenues	58,327	64,406	68,874
Benefits, losses and expenses:
Policyholder benefits and losses incurred	31,345	28,281	29,503
Interest credited to policyholder account balances	3,731	3,768	3,892
Amortization of deferred policy acquisition costs	5,236	5,330	5,157
General operating and other expenses	12,686	13,138	13,564
Interest expense	1,281	1,718	2,142
Aircraft leasing expenses	-	1,585	4,549
Loss on extinguishment of debt	756	2,282	651
Net (gain) loss on sale of properties and divested businesses	11	(2,197)	48
Total benefits, losses and expenses	55,046	53,905	59,506
Income from continuing operations before income tax expense	3,281	10,501	9,368
Income tax expense:
Current	820	588	680
Deferred	239	2,339	(320)
Income tax expense	1,059	2,927	360
Income from continuing operations	2,222	7,574	9,008
Income (loss) from discontinued operations, net of income tax expense	-	(50)	84
Net income	2,222	7,524	9,092
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	26	(5)	7
Net income attributable to AIG	$2,196	$7,529	$9,085
Net income attributable to AIG common shareholders	$2,196	$7,529	$9,085

Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.69	$5.31	$6.11
Income (loss) from discontinued operations	$-	$(0.04)	$0.05
Net income attributable to AIG	$1.69	$5.27	$6.16
Diluted:
Income from continuing operations	$1.65	$5.24	$6.08
Income (loss) from discontinued operations	$-	$(0.04)	$0.05
Net income attributable to AIG	$1.65	$5.20	$6.13
Weighted average shares outstanding:
Basic	1,299,825,350	1,427,959,799	1,474,171,690
Diluted	1,334,464,883	1,447,553,652	1,481,206,797
Dividends declared per common share	$0.81	$0.50	$0.20

See accompanying Notes to Consolidated Financial Statements.

American International Group, Inc.

Consolidated StatementS of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2015	2014	2013
Net income	$2,222	$7,524	$9,092
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were recognized	(347)	107	361
Change in unrealized appreciation (depreciation) of all other investments	(6,762)	5,538	(6,673)
Change in foreign currency translation adjustments	(1,100)	(832)	(556)
Change in net derivative gains arising from cash flow hedging activities	-	-	-
Change in retirement plan liabilities adjustment	123	(556)	631
Other comprehensive income (loss)	(8,086)	4,257	(6,237)
Comprehensive income (loss)	(5,864)	11,781	2,855
Comprehensive income (loss) attributable to noncontrolling nonvoting, callable,
junior and senior preferred interests	-	-	-
Comprehensive income (loss) attributable to other noncontrolling interests	20	(5)	(16)
Total comprehensive income (loss) attributable to noncontrolling interests	20	(5)	(16)
Comprehensive income (loss) attributable to AIG	$(5,884)	$11,786	$2,871

See accompanying Notes to Consolidated Financial Statements.

American International Group, Inc.

Consolidated StatementS of Equity

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2013	$4,766	$(13,924)	$80,410	$14,176	$12,574	$98,002	$667	$98,669
Purchase of common stock	-	(597)	-	-	-	(597)	-	(597)
Net income attributable to AIG or other
noncontrolling interests*	-	-	-	9,085	-	9,085	5	9,090
Dividends	-	-	-	(294)	-	(294)	-	(294)
Other comprehensive loss	-	-	-	-	(6,214)	(6,214)	(5)	(6,219)
Deferred income taxes	-	-	355	-	-	355	-	355
Contributions from noncontrolling interests	-	-	-	-	-	-	33	33
Distributions to noncontrolling interests	-	-	-	-	-	-	(81)	(81)
Other	-	1	134	(2)	-	133	(8)	125
Balance, December 31, 2013	$4,766	$(14,520)	$80,899	$22,965	$6,360	$100,470	$611	$101,081
Purchase of common stock	-	(4,698)	-	-	-	(4,698)	-	(4,698)
Net income (loss) attributable to AIG or other
noncontrolling interests	-	-	-	7,529	-	7,529	(5)	7,524
Dividends	-	-	-	(712)	-	(712)	-	(712)
Other comprehensive income (loss)	-	-	-	-	4,257	4,257	-	4,257
Deferred income taxes	-	-	(10)	-	-	(10)	-	(10)
Net decrease due to deconsolidation	-	-	-	-	-	-	(99)	(99)
Contributions from noncontrolling interests	-	-	-	-	-	-	17	17
Distributions to noncontrolling interests	-	-	-	-	-	-	(147)	(147)
Other	-	-	69	(7)	-	62	(3)	59
Balance, December 31, 2014	$4,766	$(19,218)	$80,958	$29,775	$10,617	$106,898	$374	$107,272
Common stock issued under stock plans	-	13	(13)	-	-	-	-	-
Purchase of common stock	-	(10,895)	-	-	-	(10,895)	-	(10,895)
Net income attributable to AIG or
noncontrolling interests	-	-	-	2,196	-	2,196	26	2,222
Dividends	-	-	-	(1,028)	-	(1,028)	-	(1,028)
Other comprehensive loss	-	-	-	-	(8,080)	(8,080)	(6)	(8,086)
Deferred income taxes	-	-	(9)	-	-	(9)	-	(9)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	231	231
Contributions from noncontrolling interests	-	-	-	-	-	-	1	1
Distributions to noncontrolling interests	-	-	-	-	-	-	(82)	(82)
Other	-	2	574	-	-	576	8	584
Balance, December 31, 2015	$4,766	$(30,098)	$81,510	$30,943	$2,537	$89,658	$552	$90,210

* Excludes gains of $2 million in 2013, attributable to redeemable noncontrolling interests.

See accompanying Notes to Consolidated Financial Statements.

American International Group, Inc.

Consolidated StatementS of Cash Flows

Years Ended December 31,
(in millions)	2015	2014	2013
Cash flows from operating activities:
Net income	$2,222	$7,524	$9,092
(Income) loss from discontinued operations	-	50	(84)
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(1,111)	(764)	(2,741)
Net (gains) losses on sales of divested businesses	11	(2,197)	48
Net losses on extinguishment of debt	756	2,282	651
Unrealized gains in earnings – net	(522)	(1,239)	(156)
Equity in income from equity method investments, net of dividends or distributions	(481)	(1,394)	(1,484)
Depreciation and other amortization	4,629	4,448	4,713
Impairments of assets	1,500	610	1,332
Changes in operating assets and liabilities:
Insurance reserves	1,645	(2,281)	(2,576)
Premiums and other receivables and payables – net	(70)	820	43
Reinsurance assets and funds held under reinsurance treaties	1,525	1,872	2,131
Capitalization of deferred policy acquisition costs	(5,808)	(5,880)	(5,834)
Current and deferred income taxes – net	548	2,190	(437)
Other, net	(1,967)	(1,034)	1,167
Total adjustments	655	(2,567)	(3,143)
Net cash provided by operating activities	2,877	5,007	5,865
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distribution of:
Available for sale investments	28,721	25,526	36,050
Other securities	6,055	4,930	5,134
Other invested assets	8,002	3,884	6,442
Divested businesses, net	-	2,348	-
Maturities of fixed maturity securities available for sale	24,734	25,560	26,048
Principal payments received on and sales of mortgage and other loans receivable	5,104	3,856	3,420
Purchases of:
Available for sale investments	(48,848)	(45,552)	(63,339)
Other securities	(2,704)	(472)	(2,040)
Other invested assets	(3,573)	(4,078)	(7,242)
Mortgage and other loans receivable	(10,140)	(8,008)	(5,266)
Net change in restricted cash	1,457	(1,447)	1,244
Net change in short-term investments	1,163	8,760	7,842
Other, net	(1,509)	(1,023)	(1,194)
Net cash provided by investing activities	8,462	14,284	7,099
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	17,029	16,829	15,772
Policyholder contract withdrawals	(14,619)	(15,110)	(16,319)
Issuance of long-term debt	6,867	6,687	5,235
Repayments of long-term debt	(9,805)	(16,160)	(14,197)
Purchase of Common Stock	(10,691)	(4,902)	(597)
Dividends paid	(1,028)	(712)	(294)
Other, net	818	(6,420)	(1,358)
Net cash used in financing activities	(11,429)	(19,788)	(11,758)
Effect of exchange rate changes on cash	(39)	(74)	(92)
Net increase (decrease) in cash	(129)	(571)	1,114
Cash at beginning of year	1,758	2,241	1,151
Change in cash of businesses held for sale	-	88	(24)
Cash at end of year	$1,629	$1,758	$2,241
232

Supplementary Disclosure of Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$1,368	$3,367	$3,856
Taxes	$511	$737	$796
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,676	$3,904	$3,987
Non-cash consideration received from sale of ILFC	$-	$4,586	$-
Non-cash consideration received from sale of AerCap	$500	$-	$-
See accompanying Notes to Consolidated Financial Statements.

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

The consolidated financial statements include the accounts of AIG Parent, our controlled subsidiaries (generally through a greater than 50 percent ownership of voting rights and voting interests), and variable interest entities (VIEs) of which we are the primary beneficiary. Equity investments in entities that we do not consolidate, including corporate entities in which we have significant influence and partnership and partnership-like entities in which we have more than minor influence over the operating and financial policies, are accounted for under the equity method unless we have elected the fair value option.

Certain of our foreign subsidiaries included in the Consolidated Financial Statements report on different fiscal-period bases. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Consolidated Financial Statements has been recorded.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All material intercompany accounts and transactions have been eliminated.

Sale of ILFC

On May 14, 2014, we completed the sale of 100 percent of the common stock of International Lease Finance Corporation (ILFC) to AerCap Ireland Limited, a wholly owned subsidiary of AerCap Holdings N.V. (AerCap), in exchange for total consideration of approximately $7.6 billion, including cash and 97.6 million newly issued AerCap common shares (the AerCap Transaction). The total value of the consideration was based in part on AerCap’s closing price per share of $47.01 on May 13, 2014. ILFC’s results of operations are reflected in Aircraft leasing revenue and Aircraft leasing expenses in the Consolidated Statements of Income (Loss) through the date of the completion of the sale.

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

Item 8 / note 1. BASIS OF PRESENTATION

•    liability for unpaid losses and loss adjustment expenses;

•    reinsurance assets;

•    valuation of future policy benefit liabilities and timing and extent of loss recognition;

•    valuation of liabilities for guaranteed benefit features of variable annuity products;

•    estimated gross profits to value deferred acquisition costs for investment-oriented products;

•    impairment charges, including other-than-temporary impairments on available for sale securities, impairments on other invested assets, including investments in life settlements, and goodwill impairment;

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

Out of Period Adjustments

For the year ended December 31, 2015, we recorded out of period adjustments relating to prior years that decreased Net income attributable to AIG by $156 million, decreased Income from continuing operations before income taxes by $376 million and decreased pre-tax operating income by $235 million.  The out of period adjustments are primarily related to impairments of Other invested assets and changes in Liability for unpaid losses and loss adjustment expenses and income tax liabilities.  Had these adjustments, which were determined not to be material, been recorded in their appropriate periods, Net Income attributable to AIG for the years ended December 31, 2014 and 2013 would have decreased by $51 million and increased by $78 million, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following table identifies our significant accounting policies presented in other Notes to these Consolidated Financial Statements, with a reference to the Note where a detailed description can be found:

Note 5.	Investments
• Fixed maturity and equity securities
• Other invested assets
• Short-term investments
• Net investment income
• Net realized capital gains (losses)
• Other-than-temporary impairments
Note 6.	Lending Activities
• Mortgage and other loans receivable – net of allowance
Note 7.	Reinsurance
• Reinsurance assets – net of allowance
Note 8.	Deferred Policy Acquisition Costs
• Deferred policy acquisition costs
• Amortization of deferred policy acquisition costs
Note 10.	Derivatives and Hedge Accounting
• Derivative assets and liabilities, at fair value
Note 11.	Goodwill

Note 12.	Insurance Liabilities
• Liability for unpaid losses and loss adjustment expenses • Discounting of reserves
• Future policy benefits
• Policyholder contract deposits
• Other policyholder funds
Note 13	Variable Life and Annuity Contracts
Note 14.	Debt
• Long-term debt
Note 15.	Contingencies, Commitments and Guarantees
• Legal contingencies
Note 17.	Earnings Per Share
Note 22.	Income Taxes
235

Item 8 / note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Policy fees represent fees recognized from universal life and investment-type products consisting of policy charges for the cost of insurance, policy administration charges, surrender charges and amortization of unearned revenue reserves. Policy fees are recognized as revenues in the period in which they are assessed against policyholders, unless the fees are designed to compensate AIG for services to be provided in the future.  Fees deferred as unearned revenue are amortized in relation to the incidence of expected gross profits to be realized over the estimated lives of the contracts, similar to DAC.

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

Other income includes advisory fee income from the Consumer Insurance broker dealer business, as well as legal recoveries of $94 million, $804 million and $1.2 billion from legacy crisis and other matters in 2015, 2014 and 2013, respectively.

Other income from our Corporate and Other category consists of the following:

•    Changes in fair value relating to financial assets and liabilities for which the fair value option has been elected.

•    Interest income and related expenses, including amortization of premiums and accretion of discounts on bonds with changes in the timing and the amount of expected principal and interest cash flows reflected in the yield, as applicable.

•    Dividend income from common and preferred stock and earnings distributions from other investments.

Item 8 / note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

•    Changes in the fair value of derivatives at AIG Financial Products Corp. and related subsidiaries (collectively AIGFP).

•    Gains and losses recognized in earnings on derivatives designated as hedges, for the effective portion and their related hedged items.

Aircraft leasing expenses through May 14, 2014, the date of disposal of ILFC, consisted of ILFC interest expense, depreciation expense, impairment charges, fair value adjustments and lease-related charges on aircraft as well as selling, general and administrative expenses and other expenses incurred by ILFC.

Cash represents cash on hand and non-interest- bearing demand deposits.

Short-term investments consist of interest‑bearing cash equivalents, time deposits, securities purchased under agreements to resell, and investments, such as commercial paper, with original maturities within one year from the date of purchase.

Premiums and other receivables – net of allowance include premium balances receivable, amounts due from agents and brokers and policyholders, trade receivables for the DIB and GCM and other receivables. Trade receivables for GCM include cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities. The allowance for doubtful accounts on premiums and other receivables was $333 million and $428 million at December 31, 2015 and 2014, respectively.

Other assets consist of sales inducement assets, prepaid expenses, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, restricted cash and derivative assets.

We offer sales inducements which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Sales inducements provided to the contract holder are recognized in Policyholder contract deposits in the Consolidated Balance Sheets. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC (see Note 8 herein). To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest, and are higher than the contract’s expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets totaled $845 million and $629 million at December 31, 2015 and 2014, respectively. The amortization expense associated with these assets is reported within Interest credited to policyholder account balances in the Consolidated Statements of Income. Such amortization expense totaled $88 million, $63 million and $102 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Item 8 / note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase, securities sold but not yet purchased and derivative liabilities. We have entered into certain insurance and reinsurance contracts, primarily in our Non-Life Insurance Companies segment, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. Accordingly, the premiums received on such contracts, after deduction for certain related expenses, are recorded as deposits within Other liabilities in the Consolidated Balance Sheets. Net proceeds of these deposits are invested and generate Net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced. Also included in Other liabilities are trade payables for the DIB and GCM, which include option premiums received and payables to counterparties that relate to unrealized gains and losses on futures, forwards, and options and balances due to clearing brokers and exchanges. Trade payables for GCM also include cash collateral received from derivative counterparties that contractually cannot be netted against derivative assets.

Securities sold but not yet purchased represent sales of securities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade-date basis and carried at fair value. Fair values of securities sold but not yet purchased are based on current market prices.

Foreign currency:  Financial statement accounts expressed in foreign currencies are translated into U.S. dollars. Functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income, net of any related taxes, in Total AIG shareholders’ equity. Income statement accounts expressed in functional currencies are translated using average exchange rates during the period. Functional currencies are generally the currencies of the local operating environment. Financial statement accounts expressed in currencies other than the functional currency of a consolidated entity are remeasured into that entity’s functional currency resulting in exchange gains or losses recorded in income. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income.

Non-redeemable noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.

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

Item 8 / note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Item 8 / note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The standard may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We plan to adopt the standard on its required effective date of January 1, 2016 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations and cash flows.

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

The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings at the date of adoption. We plan to adopt the standard on its required effective date of January 1, 2016 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations and cash flows.

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

The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We plan to adopt the standard on its required effective date of January 1, 2016 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations and cash flows.

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

Item 8 / note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued an accounting standard that amends the guidance for debt issuance costs by requiring such costs to be presented as a deduction to the corresponding debt liability, rather than as an asset, and for the amortization of such costs to be reported as interest expense.  The amendments are intended to simplify the presentation of debt issuance costs and make it consistent with the presentation of debt discounts or premiums. The amendments, however, do not change the recognition and measurement guidance applicable to debt issuance costs.

The standard is effective for interim and annual periods beginning after December 15, 2015.  Early adoption is permitted.  The standard must be applied retrospectively to all prior periods presented.  We plan to adopt the standard on January 1, 2016, its required effective date.  Because the new standard does not affect accounting recognition or measurement of debt issuance costs, the adoption of the standard will have not have a material effect on our consolidated financial condition, results of operations, or cash flows.

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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued an accounting standard that affects the recognition, measurement, presentation, and disclosure of financial instruments.  Specifically, under the new standard, equity investments (other than those accounted for using the equity method of accounting or those subject to consolidation) will be measured at fair value with changes in fair value recognized in earnings.  Also, for those financial liabilities for which fair value option accounting has been elected, the new standard requires changes in fair value due to instrument-specific credit risk to be presented separately in other comprehensive income. The standard updates certain fair value disclosure requirements for financial instruments carried at amortized cost.

The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption of certain provisions is permitted.  We are assessing the impact of the standard on our consolidated financial condition, results of operations and cash flows.

Item 8 / note 3. SEGMENT INFORMATION

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

Investment income of the Non-Life Insurance Companies is allocated between the Property Casualty and Personal Insurance operating segments based on an internal investment income allocation model. The model estimates investable funds based primarily on loss reserves and allocated capital. Investment income of the Life Insurance Companies is attributed to the Retirement, Life and Institutional Markets operating segments based on invested assets in product line portfolios; income from invested assets in excess of liabilities is allocated to product lines based on internal capital estimates.

The Commercial and Consumer reportable segments are each presented as three operating segments:

Commercial Insurance

The Commercial Insurance segment is presented as three operating segments:

•    Property Casualty – consists of Casualty, Property, Specialty, and Financial product lines.

•    Mortgage Guaranty – Mortgage insurance protects mortgage lenders and investors against the increased risk of borrower default related to high loan-to-value mortgages.

•    Institutional Markets –  consists of stable value wrap products, structured settlement and terminal funding annuities, high net worth products, corporate- and bank-owned life insurance and guaranteed investment contracts (GICs).

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

Consumer Insurance

The Consumer Insurance segment is presented as three operating segments:

•    Retirement  – consists of Fixed Annuities, Retirement Income Solutions, Group Retirement, and Retail Mutual Funds product lines.

•    Life  – primary products in the U.S. include term life and universal life insurance. International products include term and whole life insurance, supplemental health, cancer and critical illness insurance.

•    Personal Insurance – consists of Personal Lines and Accident & Health product lines.

Retirement products are distributed through affiliated career financial advisors and through non-affiliated channels, which include banks, wirehouses, regional and independent broker-dealers, independent marketing organizations and independent insurance agents. Life products in the U.S. are primarily distributed through independent marking organizations, independent insurance agents, financial advisors and direct marketing. International life products are sold through non-affiliated

Item 8 / note 3. SEGMENT INFORMATION

independent agents and direct marketing.  Personal insurance products are distributed primarily through agents and brokers, as well as through direct marketing and partner organizations.

Corporate and Other

Our Corporate and Other consists of:

•    Income from assets held by AIG Parent and other corporate subsidiaries;

•    General operating expenses not attributable to specific reporting segments;

•    Interest expense; and

•    Run-off insurance lines.

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

Item 8 / note 3. SEGMENT INFORMATION

The following table presents AIG’s continuing operations by reportable segment:

		Net		Depreciation	Pre-Tax
	Total	Investment	Interest	and	Operating
(in millions)	Revenues	Income	Expense	Amortization	Income (Loss)
2015
Commercial Insurance
Property Casualty	$23,625	$3,596	$12	$2,255	$593
Mortgage Guaranty	1,051	139	-	64	644
Institutional Markets	3,518	1,739	11	(177)	415
Total Commercial Insurance	28,194	5,474	23	2,142	1,652
Consumer Insurance
Retirement	9,298	6,002	39	(98)	2,839
Life	6,393	2,100	14	205	465
Personal Insurance	11,378	220	1	1,944	74
Total Consumer Insurance	27,069	8,322	54	2,051	3,378
Corporate and Other	2,901	617	1,313	426	(883)
AIG Consolidation and elimination	(573)	(317)	(109)	10	(92)
Total AIG Consolidated pre-tax operating income	$57,591	$14,096	$1,281	$4,629	$4,055
Reconciling Items from pre-tax operating income to pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	(43)	(43)	-	-	(43)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	-	(15)
Other income (expense) - net	-	-	-	-	(233)
Loss on extinguishment of debt	-	-	-	-	(756)
Net realized capital gains	776	-	-	-	776
Income from divested businesses	(48)	-	-	-	(59)
Non-operating litigation reserves and settlements	94	-	-	-	82
Reserve development related to non-operating run-off insurance
business	-	-	-	-	(30)
Restructuring and other costs	-	-	-	-	(496)
Other	(43)	-	-	-	-
Pre-tax income	$58,327	$14,053	$1,281	$4,629	$3,281
2014
Commercial Insurance
Property Casualty	$25,183	$4,298	$-	$2,445	$4,248
Mortgage Guaranty	1,042	138	-	56	592
Institutional Markets	2,576	1,957	7	(215)	670
Total Commercial Insurance	28,801	6,393	7	2,286	5,510
Consumer Insurance
Retirement	9,784	6,489	23	(231)	3,495
Life	6,321	2,199	7	130	580
Personal Insurance	12,364	394	2	2,067	399
Total Consumer Insurance	28,469	9,082	32	1,966	4,474
Corporate and Other	4,206	700	1,805	346	(379)
AIG Consolidation and elimination	(475)	(356)	(126)	(181)	(31)
Total AIG Consolidated pre-tax operating income	$61,001	$15,819	$1,718	$4,417	$9,574
Reconciling Items from pre-tax operating income to pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	260	260	-	-	260
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	-	(217)
Other income (expense) - net	-	-	-	-	-
Loss on extinguishment of debt	-	-	-	-	(2,282)
Net realized capital gains	739	-	-	-	739
Loss from divested businesses	1,602	-	-	31	2,169
Non-operating litigation reserves and settlements	804	-	-	-	258
Reserve development related to non-operating run-off insurance
business	-	-	-	-	-
Restructuring and other costs	-	-	-	-	-
Other	-	-	-	-	-
Pre-tax income	$64,406	$16,079	$1,718	$4,448	$10,501
2013
Commercial Insurance
Property Casualty	$25,108	$4,431	$8	$2,393	$4,095
Mortgage Guaranty	941	132	-	50	205
244

Item 8 / note 3. SEGMENT INFORMATION

Institutional Markets	2,813	2,090	1	(160)	680
Total Commercial Insurance	28,862	6,653	9	2,283	4,980
Consumer Insurance
Retirement	9,431	6,628	3	(165)	3,490
Life	6,397	2,269	4	214	806
Personal Insurance	12,832	455	3	2,110	268
Total Consumer Insurance	28,660	9,352	10	2,159	4,564
Corporate and Other	4,073	309	2,451	221	(265)
AIG Consolidation and elimination	(71)	(343)	(328)	(26)	111
Total AIG Consolidated pre-tax operating income	$61,524	$15,971	$2,142	$4,637	$9,390
Reconciling Items from pre-tax operating income to pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	(161)	(161)	-	-	(161)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	-	(1,608)
Other income (expense) - net	-	-	-	-	(72)
Loss on extinguishment of debt	-	-	-	-	(651)
Net realized capital gains	1,939	-	-	-	1,939
Loss from divested businesses	4,420	-	-	76	(177)
Non-operating litigation reserves and settlements	1,152	-	-	-	708
Reserve development related to non-operating run-off insurance
business	-	-	-	-	-
Restructuring and other costs	-	-	-	-	-
Other	-	-	-	-	-
Pre-tax income	$68,874	$15,810	$2,142	$4,713	$9,368

The following table presents AIG’s year-end identifiable assets and capital expenditures by legal entity category:

	Year-End Identifiable Assets		Capital Expenditures
(in millions)	2015	2014	2015	2014
Total Non-Life Insurance Companies	$150,368	$164,299	$991	$697
Total Life Insurance Companies	297,499	301,295	102	114
Total Corporate and Other	141,648	159,394	629	1,021
AIG Consolidation and Elimination	(92,572)	(109,407)	-	-
Total Assets	$496,943	$515,581	$1,722	$1,832

The following table presents AIG’s consolidated total revenues and real estate and other fixed assets, net of accumulated depreciation, by major geographic area:

				Real Estate and Other Fixed Assets,
	Total Revenues*			Net of Accumulated Depreciation
(in millions)	2015	2014	2013	2015	2014	2013
U.S.	$42,366	$44,274	$46,078	$2,213	$1,886	$1,606
Asia Pacific	5,942	7,523	8,804	602	521	448
Other Foreign	10,019	12,609	13,992	320	293	261
Consolidated	$58,327	$64,406	$68,874	$3,135	$2,700	$2,315

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

Item 8 / note 4. FAIR VALUE MEASUREMENTS

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

Valuation Methodologies of Financial Instruments Measured at Fair Value

Incorporation of Credit Risk in Fair Value Measurements

•    Our Own Credit Risk.  Fair value measurements for certain liabilities incorporate our own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to us at the balance sheet date by reference to observable AIG CDS or cash bond spreads. We calculate the effect of credit spread changes using discounted cash flow techniques that incorporate current market interest rates. A derivative counterparty’s net credit exposure to us is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with us, as well as collateral we post with the counterparty at the balance sheet date.  For a description of how we incorporate our own credit risk in the valuation of embedded derivatives related to certain annuity and life insurance products, see Embedded Derivatives within Policyholder Contract Deposits, below.

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

Item 8 / note 4. FAIR VALUE MEASUREMENTS

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

For fair values measured based on internal models, the cost of credit protection is determined under a discounted present value approach considering the market levels for single name CDS spreads for each specific counterparty, the mid-market value of the net exposure (reflecting the amount of protection required) and the weighted average life of the net exposure. CDS spreads are provided to us by an independent third party. We utilize an interest rate based on the benchmark London Interbank Offered Rate (LIBOR) curve to derive our discount rates.

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

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of market-accepted valuation methodologies, which may utilize matrix pricing, financial models, accompanying model inputs and various assumptions, provide a single fair value measurement for individual securities. The inputs used by the valuation service providers include, but are not limited to, market prices from completed transactions for identical securities and transactions for comparable securities, benchmark yields, interest rate yield curves, credit spreads, prepayment rates, default rates, recovery assumptions, currency rates, quoted prices for similar securities and other market-observable information, as applicable. If fair value is determined using financial models, these models generally take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

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

Item 8 / note 4. FAIR VALUE MEASUREMENTS

When our independent third-party valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a price quote, which is generally non-binding, or by employing market accepted valuation models. Broker prices may be based on an income approach, which converts expected future cash flows to a single present value amount, with specific consideration of inputs relevant to particular security types. For structured securities, such inputs may include ratings, collateral types, geographic concentrations, underlying loan vintages, loan delinquencies and defaults, loss severity assumptions, prepayments, and weighted average coupons and maturities. When the volume or level of market activity for a security is limited, certain inputs used to determine fair value may not be observable in the market. Broker prices may also be based on a market approach that considers recent transactions involving identical or similar securities. Fair values provided by brokers are subject to similar control processes to those noted above for fair values from independent third-party valuation service providers, including management reviews. For those corporate debt instruments (for example, private placements) that are not traded in active markets or that are subject to transfer restrictions, valuations reflect illiquidity and non-transferability, based on available market evidence. When observable price quotations are not available, fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. Fair values determined internally are also subject to management review to ensure that valuation models and related inputs are reasonable.

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

Item 8 / note 4. FAIR VALUE MEASUREMENTS

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

We value our super senior credit default swap portfolio using prices obtained from vendors and/or counterparties.  The valuation of the super senior credit derivatives is complex because of the limited availability of market observable information due to the lack of trading and price transparency in certain structured finance markets. Our valuation methodologies for the super senior CDS portfolio have evolved over time in response to market conditions and the availability of market observable information. We have sought to calibrate the methodologies to available market information and to review the assumptions of the methodologies on a regular basis.

Embedded Derivatives within Policyholder Contract Deposits

Certain variable annuity and equity-indexed annuity and life contracts contain embedded derivatives that we bifurcate from the host contracts and account for separately at fair value, with changes in fair value recognized in earnings.  These embedded derivatives are classified within Policyholder contract deposits.  We have concluded these contracts contain either (i) a written option that guarantees a minimum accumulation value at maturity, (ii) a written option that guarantees annual withdrawals regardless of underlying market performance for a specific period or for life, or (iii) equity-indexed written options that meet the criteria of derivatives and must be bifurcated.

Item 8 / note 4. FAIR VALUE MEASUREMENTS

The fair value of embedded derivatives contained in certain variable annuity and equity-indexed annuity and life contracts is measured based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. These discounted cash flow projections primarily include benefits and related fees assessed, when applicable. In some instances, the projected cash flows from fees may exceed projected cash flows related to benefit payments and therefore, at a point in time, the carrying value of the embedded derivative may be in a net asset position. The projected cash flows incorporate best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows and policyholder behavior. Estimates of future policyholder behavior are subjective and based primarily on our historical experience.

Because of the dynamic and complex nature of the projected cash flows with respect to embedded derivatives in our variable annuity contracts, risk neutral valuations are used which are calibrated to observable interest rate and equity option prices. Estimating the underlying cash flows for these products involves judgments regarding expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance, discount rates and policyholder behavior. The portion of fees attributable to the fair value of expected benefit payments are included within the fair value measurement of these embedded derivatives and related fees are classified in net realized gain/loss as earned, consistent with other changes in the fair value of these embedded policy derivatives.  Any portion of the fees not attributed to the embedded derivative are excluded from the fair value measurement and classified in policy fees as earned.

With respect to embedded derivatives in our equity-indexed annuity and life contracts, option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and determinations on adjusting the participation rate and the cap on equity-indexed credited rates in light of market conditions and policyholder behavior assumptions.

Projected cash flows are discounted using the interest rate swap curve (swap curve), which is commonly viewed as being consistent with the credit spreads for highly‑rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, LIBOR) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with variable annuity and equity-indexed annuity and life contracts. The non-performance risk adjustment reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows in the valuation of these embedded derivatives. The non-performance risk adjustment is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our Life Insurance Companies.

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

Borrowings under obligations of guaranteed investment agreements (GIAs), which are guaranteed by us, are recorded at fair value using discounted cash flow calculations based on interest rates currently being offered for similar contracts and our current market observable implicit credit spread rates with maturities consistent with those remaining for the contracts being valued. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed, vary by maturity and range up to 7.62 percent.

Item 8 / note 4. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2015				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting*	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$-	$1,844	$-	$-	$-	$1,844
Obligations of states, municipalities and political subdivisions	-	25,199	2,124	-	-	27,323
Non-U.S. governments	683	17,480	32	-	-	18,195
Corporate debt	-	134,618	1,370	-	-	135,988
RMBS	-	19,690	16,537	-	-	36,227
CMBS	-	10,986	2,585	-	-	13,571
CDO/ABS	-	8,928	6,169	-	-	15,097
Total bonds available for sale	683	218,745	28,817	-	-	248,245
Other bond securities:
U.S. government and government sponsored entities	-	3,369	-	-	-	3,369
Obligations of states, municipalities and political subdivisions	-	75	-	-	-	75
Non-U.S. governments	-	50	-	-	-	50
Corporate debt	-	2,018	17	-	-	2,035
RMBS	-	649	1,581	-	-	2,230
CMBS	-	557	193	-	-	750
CDO/ABS	-	1,218	7,055	-	-	8,273
Total other bond securities	-	7,936	8,846	-	-	16,782
Equity securities available for sale:
Common stock	2,401	-	-	-	-	2,401
Preferred stock	22	-	-	-	-	22
Mutual funds	491	1	-	-	-	492
Total equity securities available for sale	2,914	1	-	-	-	2,915
Other equity securities	906	1	14	-	-	921
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets	2	4,256	4,654	-	-	8,912
Derivative assets:
Interest rate contracts	-	3,150	12	-	-	3,162
Foreign exchange contracts	-	766	-	-	-	766
Equity contracts	91	32	54	-	-	177
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	3	-	-	3
Other contracts	-	2	21	-	-	23
Counterparty netting and cash collateral	-	-	-	(1,268)	(1,554)	(2,822)
Total derivative assets	91	3,950	90	(1,268)	(1,554)	1,309
Short-term investments	1,416	1,175	-	-	-	2,591
Separate account assets	73,699	5,875	-	-	-	79,574
251

Item 8 / note 4. FAIR VALUE MEASUREMENTS

Total	$79,711	$241,939	$42,432	$(1,268)	$(1,554)	$361,260
Liabilities:
Policyholder contract deposits	$-	$36	$2,289	$-	$-	$2,325
Other policyholder funds	6	-	-	-	-	6
Derivative liabilities:
Interest rate contracts	-	2,137	62	-	-	2,199
Foreign exchange contracts	-	1,197	7	-	-	1,204
Equity contracts	-	68	-	-	-	68
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	508	-	-	508
Other contracts	-	-	69	-	-	69
Counterparty netting and cash collateral	-	-	-	(1,268)	(760)	(2,028)
Total derivative liabilities	-	3,402	646	(1,268)	(760)	2,020
Long-term debt	-	3,487	183	-	-	3,670
Other liabilities	-	62	-	-	-	62
Total	$6	$6,987	$3,118	$(1,268)	$(760)	$8,083
December 31, 2014				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting*	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$322	$2,670	$-	$-	$-	$2,992
Obligations of states, municipalities and political subdivisions	-	25,500	2,159	-	-	27,659
Non-U.S. governments	742	20,323	30	-	-	21,095
Corporate debt	-	142,550	1,883	-	-	144,433
RMBS	-	20,715	16,805	-	-	37,520
CMBS	-	10,189	2,696	-	-	12,885
CDO/ABS	-	7,165	6,110	-	-	13,275
Total bonds available for sale	1,064	229,112	29,683	-	-	259,859
Other bond securities:
U.S. government and government sponsored entities	130	5,368	-	-	-	5,498
Obligations of states, municipalities and political subdivisions	-	122	-	-	-	122
Non-U.S. governments	-	2	-	-	-	2
Corporate debt	-	719	-	-	-	719
RMBS	-	989	1,105	-	-	2,094
CMBS	-	708	369	-	-	1,077
CDO/ABS	-	2,751	7,449	-	-	10,200
Total other bond securities	130	10,659	8,923	-	-	19,712
Equity securities available for sale:
Common stock	3,626	2	1	-	-	3,629
Preferred stock	25	-	-	-	-	25
Mutual funds	738	3	-	-	-	741
Total equity securities available for sale	4,389	5	1	-	-	4,395
Other equity securities	1,024	25	-	-	-	1,049
Mortgage and other loans receivable	-	-	6	-	-	6
Other invested assets	2	3,742	5,650	-	-	9,394
Derivative assets:
Interest rate contracts	2	3,729	12	-	-	3,743
Foreign exchange contracts	-	839	1	-	-	840
Equity contracts	98	58	51	-	-	207
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	4	-	-	4
Other contracts	-	-	31	-	-	31
252

Item 8 / note 4. FAIR VALUE MEASUREMENTS

Counterparty netting and cash collateral	-	-	-	(2,102)	(1,119)	(3,221)
Total derivative assets	100	4,626	99	(2,102)	(1,119)	1,604
Short-term investments	584	1,100	-	-	-	1,684
Separate account assets	73,939	6,097	-	-	-	80,036
Total	$81,232	$255,366	$44,362	$(2,102)	$(1,119)	$377,739
Liabilities:
Policyholder contract deposits	$-	$52	$1,509	$-	$-	$1,561
Other policyholder funds	-	8	-	-	-	8
Derivative liabilities:
Interest rate contracts	-	3,047	86	-	-	3,133
Foreign exchange contracts	-	1,482	9	-	-	1,491
Equity contracts	-	98	4	-	-	102
Commodity contracts	-	6	-	-	-	6
Credit contracts	-	-	982	-	-	982
Other contracts	-	-	90	-	-	90
Counterparty netting and cash collateral	-	-	-	(2,102)	(1,429)	(3,531)
Total derivative liabilities	-	4,633	1,171	(2,102)	(1,429)	2,273
Long-term debt	-	5,253	213	-	-	5,466
Other liabilities	34	316	-	-	-	350
Total	$34	$10,262	$2,893	$(2,102)	$(1,429)	$9,658

*    Represents netting of derivative exposures covered by qualifying master netting agreements.

Transfers of Level 1 and Level 2 Assets and Liabilities

Our policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the years ended December 31, 2015 and 2014, we transferred $695 million and $590 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the years ended December 31, 2015 and 2014, we transferred $181 million and $107 million, respectively, of securities issued by the U.S. government and government‑sponsored entities from Level 1 to Level 2.  There were no material transfers from Level 2 to Level 1 during the years ended December 31, 2015 and 2014.

253

Item 8 / note 4. FAIR VALUE MEASUREMENTS

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the years ended December 31, 2015 and 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2015 and 2014:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	of Year	at End of Year
December 31, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,159	$1	$(85)	$154	$-	$(105)	$2,124	$-
Non-U.S. governments	30	-	(7)	10	-	(1)	32	-
Corporate debt	1,883	15	(109)	(210)	1,515	(1,724)	1,370	-
RMBS	16,805	1,052	(512)	(808)	-	-	16,537	-
CMBS	2,696	77	(95)	118	-	(211)	2,585	-
CDO/ABS	6,110	149	(258)	300	7	(139)	6,169	-
Total bonds available for sale	29,683	1,294	(1,066)	(436)	1,522	(2,180)	28,817	-
Other bond securities:
Corporate debt	-	-	-	1	16	-	17	-
RMBS	1,105	32	-	460	43	(59)	1,581	(27)
CMBS	369	(3)	-	(177)	4	-	193	(13)
CDO/ABS	7,449	646	-	(1,658)	698	(80)	7,055	(87)
Total other bond securities	8,923	675	-	(1,374)	761	(139)	8,846	(127)
Equity securities available for sale:
Common stock	1	2	-	(3)	-	-	-	-
Preferred stock	-	-	-	-	-	-	-	-
Total equity securities available for sale	1	2	-	(3)	-	-	-	-
Other equity securities	-	(1)	-	(7)	22	-	14	(2)
Mortgage and other loans receivable	6	-	-	5	-	-	11	-
Other invested assets	5,650	435	(789)	(530)	117	(229)	4,654	-
Total	$44,263	$2,405	$(1,855)	$(2,345)	$2,422	$(2,548)	$42,342	$(129)
Liabilities:
Policyholder contract deposits	$(1,509)	$(315)	$-	$(465)	$-	$-	$(2,289)	$64
Derivative liabilities, net:
Interest rate contracts	(74)	-	-	24	-	-	(50)	(1)
Foreign exchange contracts	(8)	1	-	-	-	-	(7)	1
Equity contracts	47	2	-	5	-	-	54	(3)
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts	(978)	186	-	287	-	-	(505)	95
Other contracts	(59)	79	-	(68)	-	-	(48)	76
Total derivative liabilities, net(a)	(1,072)	268	-	248	-	-	(556)	168
Long-term debt(b)	(213)	10	-	20	-	-	(183)	17
Total	$(2,794)	$(37)	$-	$(197)	$-	$-	$(3,028)	$249
254

Item 8 / note 4. FAIR VALUE MEASUREMENTS

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	of Year	at End of Year
December 31, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions(c)	$1,080	$-	$233	$914	$119	$(187)	$2,159	$-
Non-U.S. governments	16	1	(1)	9	8	(3)	30	-
Corporate debt	1,255	12	19	(257)	1,363	(509)	1,883	-
RMBS	14,941	1,012	53	796	120	(117)	16,805	-
CMBS	5,735	69	243	85	83	(3,519)	2,696	-
CDO/ABS	6,974	86	(38)	1,545	2,488	(4,945)	6,110	-
Total bonds available for sale	30,001	1,180	509	3,092	4,181	(9,280)	29,683	-
Other bond securities:
Corporate debt	-	-	-	-	-	-	-	-
RMBS	937	40	-	97	51	(20)	1,105	(13)
CMBS	844	(6)	-	(141)	124	(452)	369	(7)
CDO/ABS	8,834	1,098	-	(1,805)	271	(949)	7,449	318
Total other bond securities	10,615	1,132	-	(1,849)	446	(1,421)	8,923	298
Equity securities available for sale:
Common stock	1	-	-	(1)	2	(1)	1	-
Preferred stock	-	-	-	-	-	-	-	-
Mutual funds	-	-	-	-	1	(1)	-	-
Total equity securities available for sale	1	-	-	(1)	3	(2)	1	-
Mortgage and other loans receivable	-	-	-	6	-	-	6	-
Other invested assets	5,930	150	398	(83)	167	(912)	5,650	-
Total	$46,547	$2,462	$907	$1,165	$4,797	$(11,615)	$44,263	$298
Liabilities:
Policyholder contract deposits	$(312)	$(1,127)	$(54)	$(16)	$-	$-	$(1,509)	$(218)
Derivative liabilities, net:
Interest rate contracts	(100)	(10)	-	39	-	(3)	(74)	(10)
Foreign exchange contracts	-	2	-	(10)	-	-	(8)	3
Equity contracts	49	21	-	(18)	48	(53)	47	13
Commodity contracts	1	(1)	-	-	-	-	-	(1)
Credit contracts	(1,280)	263	-	39	-	-	(978)	268
Other contracts	(109)	99	53	(103)	1	-	(59)	82
Total derivatives liabilities, net(a)	(1,439)	374	53	(53)	49	(56)	(1,072)	355
Long-term debt(b)	(370)	94	-	37	(70)	96	(213)	15
Total	$(2,121)	$(659)	$(1)	$(32)	$(21)	$40	$(2,794)	$152

(a) Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b) Includes guaranteed investment agreements (GIAs), notes, bonds, loans and mortgages payable.

(c)  Purchases, Sales, Issues and Settlements, Net primarily reflect the effect of consolidating previously unconsolidated securitization vehicles.

255

Item 8 / note 4. FAIR VALUE MEASUREMENTS

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
December 31, 2015
Bonds available for sale	$1,227	$(49)	$116	$1,294
Other bond securities	44	3	628	675
Equity securities available for sale	-	2	-	2
Other equity securities	-	-	(1)	(1)
Other invested assets	45	324	66	435
Policyholder contract deposits	-	(315)	-	(315)
Derivative liabilities, net	-	(1)	269	268
Long-term debt	-	-	10	10
December 31, 2014
Bonds available for sale	$1,236	$(107)	$51	$1,180
Other bond securities	95	-	1,037	1,132
Equity securities available for sale	-	-	-	-
Other invested assets	175	(28)	3	150
Policyholder contract deposits	-	(1,127)	-	(1,127)
Derivative liabilities, net	68	8	298	374
Long-term debt	-	-	94	94

The following table presents the gross components of purchases, sales, issues and settlements, net, shown above:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
December 31, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$279	$(37)	$(88)	$154
Non-U.S. governments	18	(1)	(7)	10
Corporate debt	221	(60)	(371)	(210)
RMBS	2,215	(194)	(2,829)	(808)
CMBS	273	(28)	(127)	118
CDO/ABS	1,400	(210)	(890)	300
Total bonds available for sale	4,406	(530)	(4,312)	(436)
Other bond securities:
Corporate debt	-	-	1	1
RMBS	655	(22)	(173)	460
CMBS	-	(79)	(98)	(177)
CDO/ABS	242	(380)	(1,520)	(1,658)
Total other bond securities	897	(481)	(1,790)	(1,374)
Equity securities available for sale	-	(2)	(1)	(3)
Other equity securities	-	-	(7)	(7)
Mortgage and other loans receivable	5	-	-	5
Other invested assets	682	(587)	(625)	(530)
Total assets	$5,990	$(1,600)	$(6,735)	$(2,345)
Liabilities:
Policyholder contract deposits	$-	$(442)	$(23)	$(465)
Derivative liabilities, net	19	-	229	248
Long-term debt(b)	-	-	20	20
Total liabilities	$19	$(442)	$226	$(197)
256

Item 8 / note 4. FAIR VALUE MEASUREMENTS

December 31, 2014
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions(c)	$1,041	$(35)	$(92)	$914
Non-U.S. governments	12	-	(3)	9
Corporate debt	148	(8)	(397)	(257)
RMBS	3,301	(124)	(2,381)	796
CMBS	368	(224)	(59)	85
CDO/ABS	2,760	(70)	(1,145)	1,545
Total bonds available for sale	7,630	(461)	(4,077)	3,092
Other bond securities:
Corporate debt	-	-	-	-
RMBS	211	(31)	(83)	97
CMBS	-	(16)	(125)	(141)
CDO/ABS	55	(21)	(1,839)	(1,805)
Total other bond securities	266	(68)	(2,047)	(1,849)
Equity securities available for sale	-	-	(1)	(1)
Mortgage and other loans receivable	6	-	-	6
Other invested assets	776	(25)	(834)	(83)
Total assets	$8,678	$(554)	$(6,959)	$1,165
Liabilities:
Policyholder contract deposits	$-	$(149)	$133	$(16)
Derivative liabilities, net	2	(3)	(52)	(53)
Long-term debt(b)	-	-	37	37
Total liabilities	$2	$(152)	$118	$(32)

(a) There were no issuances during the years ended December 31, 2015 and 2014.

(b) Includes GIAs, notes, bonds, loans and mortgages payable.

(c)  Purchases primarily reflect the effect of consolidating previously unconsolidated securitization vehicles.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2015 and 2014 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) and as shown in the table above excludes $2 million of net losses and $22 million of net gains related to assets and liabilities transferred into Level 3 during 2015 and 2014, respectively, and includes $36 million of net losses and $62 million of net gains related to assets and liabilities transferred out of Level 3 during 2015 and 2014, respectively.

Transfers of Level 3 Assets

During the years ended December 31, 2015 and 2014, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS, CDO/ABS, and investments in hedge funds. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual

257

Item 8 / note 4. FAIR VALUE MEASUREMENTS

security types. Certain investments in hedge funds were transferred into Level 3 due to these investments now being carried at fair value and no longer being accounted for using the equity method of accounting due to a change in percentage ownership, or as a result of limited market activity due to fund-imposed redemption restrictions.

During the years ended December 31, 2015 and 2014, transfers out of Level 3 assets primarily included CMBS, CDO/ABS, RMBS, certain investments in municipal securities, private placement and other corporate debt, and investments in hedge funds. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market. The transfers of certain hedge fund investments out of Level 3 assets were primarily the result of easing of certain fund-imposed redemption restrictions.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the years ended December 31, 2015 and 2014.

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

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2015	Technique	Unobservable Input(b)	(Weighted Average )
Assets:

Obligations of states,	$1,217	Discounted cash flow	Yield	4.32% - 5.10% (4.71%)
municipalities and
political subdivisions

Corporate debt	642	Discounted cash flow	Yield	5.63% - 12.45% (9.04%)

RMBS(a)	17,280	Discounted cash flow	Constant prepayment rate	0.99% - 8.95% (4.97%)
			Loss severity	47.21% - 79.50% (63.35%)
			Constant default rate	3.49% - 9.04% (6.26%)
			Yield	3.13% - 6.14% (4.63%)

CDO/ABS(a)	3,338	Discounted cash flow	Yield	3.41% - 4.98% (4.19%)

CMBS	2,388	Discounted cash flow	Yield	0.00% - 17.65% (6.62%)

Liabilities:

Embedded derivatives
within Policyholder
258

Item 8 / note 4. FAIR VALUE MEASUREMENTS

contract deposits:

GMWB and GMAB	1,234	Discounted cash flow	Equity volatility	15.00% - 50.00%
			Base lapse rate	1.00% - 17.00%
			Dynamic lapse rate	0.20% - 25.50%
			Mortality multiplier(c)	80.00% - 104.27%
			Utilization rate	0.00% - 70.00%
			Equity / interest-rate correlation(d)	20.00% - 40.00%

Index Annuities	715	Discounted cash flow	Lapse rate	0.75% - 66.00%
			Mortality multiplier(c)	50.00% - 75.00%

Indexed Life	332	Discounted cash flow	Equity volatility	13.25% to 22.00%
			Base lapse rate	2.00% to 19.00%
			Mortality rate	0.00% to 40.00%

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2014	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states,	$1,178	Discounted cash flow	Yield	3.9% - 4.62% (4.26%)
municipalities and
political subdivisions

Corporate debt	1,145	Discounted cash flow	Yield	3.46% - 8.75% (6.10%)

RMBS(a)	17,353	Discounted cash flow	Constant prepayment rate	0.59% - 9.35% (4.97%)
			Loss severity	46.04% - 79.56% (62.80%)
			Constant default rate	3.67% - 9.96% (6.82%)
			Yield	2.67% - 6.64% (4.65%)

CDO/ABS(a)	5,282	Discounted cash flow	Yield	4.70% - 9.70% (7.10%)

CMBS	2,687	Discounted cash flow	Yield	0.00% - 17.29% (6.06%)

Liabilities:

Embedded derivatives
within Policyholder
contract deposits:

GMWB and GMAB	957	Discounted cash flow	Equity volatility	6.00% - 39.00%
			Base lapse rate	1.00% - 28.00%
			Dynamic lapse rate	0.20% - 42.00%
			Mortality rate	0.10% - 35.00%
			Utilization rate	0.50% - 30.00%

Index Annuities	294	Discounted cash flow	Lapse rate	0.75% - 66.00%
			Mortality rate	0.02% - 44.06%

Indexed Life	259	Discounted cash flow	Equity volatility	10.00% to 25.00%
			Base lapse rate	2.00% to 19.00%
			Mortality rate	0.00% to 20.00%
Derivative liabilities -
credit contracts(e)	791	BET	Recovery rate	5.00% - 23.00% (13.00%)
			Diversity score	8 - 25 (13)
			Weighted average life	2.67 - 10.49 years (4.65 years)
259

Item 8 / note 4. FAIR VALUE MEASUREMENTS

(a) Information received from third-party valuation service providers.  The ranges of the unobservable inputs for constant prepayment rate, loss severity and constant default rate relate to each of the individual underlying mortgage loans that comprise the entire portfolio of securities in the RMBS and CDO securitization vehicles and not necessarily to the securitization vehicle bonds (tranches) purchased by us. The ranges of these inputs do not directly correlate to changes in the fair values of the tranches purchased by us, because there are other factors relevant to the fair values of specific tranches owned by us including, but not limited to, purchase price, position in the waterfall, senior versus subordinated position and attachment points.

(b) Represents discount rates, estimates and assumptions that we believe would be used by market participants when valuing these assets and liabilities.

(c)  Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table for GMWB and GMAB, and the 1975-1980 Modified Basic Table for index annuities.

(d) An equity / interest rate correlation factor was added to the valuation model in the fourth quarter of 2015.

(e) Beginning in the third quarter of 2015, we began valuing these instruments using prices obtained from vendors and/or counterparties and discontinued use of the BET model.

The ranges of reported inputs for Obligations of states, municipalities and political subdivisions, Corporate debt, RMBS, CDO/ABS, and CMBS valued using a discounted cash flow technique consist of one standard deviation in either direction from the value‑weighted average. The preceding table does not give effect to our risk management practices that might offset risks inherent in these Level 3 assets and liabilities.

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

Item 8 / note 4. FAIR VALUE MEASUREMENTS

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

RMBS and CDO/ABS

The significant unobservable inputs used in fair value measurements of RMBS and certain CDO/ABS valued by third‑party valuation service providers are constant prepayment rates (CPR), loss severity, constant default rates (CDR) and yield. A change in the assumptions used for the probability of default will generally be accompanied by a corresponding change in the assumption used for the loss severity and an inverse change in the assumption used for prepayment rates. In general, increases in CPR, loss severity, CDR and yield, in isolation, would result in a decrease in the fair value measurement. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship between the directional change of each input is not usually linear.

CMBS

The significant unobservable input used in fair value measurements for CMBS is the yield.  Prepayment assumptions for each mortgage pool are factored into the yield.  CMBS generally feature a lower degree of prepayment risk than RMBS because commercial mortgages generally contain a penalty for prepayment. In general, increases in the yield would decrease the fair value of CMBS.

Embedded derivatives within Policyholder contract deposits

Embedded derivatives reported within Policyholder contract deposits include guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum accumulation benefits (GMAB) within variable annuity products, and certain enhancements to interest crediting rates based on market indices within index annuities, indexed life and guaranteed investment contracts (GICs).  For any given contract, assumptions for unobservable inputs vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. The following unobservable inputs are used for valuing embedded derivatives measured at fair value:

•         Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. Increases in assumed volatility will generally increase the fair value of both the projected cash flows from rider fees as well as the projected cash flows related to benefit payments. Therefore, the net change in the fair value of the liability may either decrease or increase, depending on the relative changes in projected rider fees and projected benefit payments. In 2015, the calculations used to measure equity volatilities for the GMWB and GMAB were updated to provide greater emphasis on current expected market-based volatilities versus historical market volatilities. The implementation of this change reduced the fair value of the GMWB and GMAB liabilities, net of related adjustments to DAC, by approximately $143 million at December 31, 2015, which was more than offset by the addition of an equity / interest rate correlation factor to the valuation model in 2015, as described below. Long-term equity volatility and equity / interest rate correlation are both key inputs in our economic scenario modeling used to value the embedded derivatives.

•         Equity / interest rate correlation estimates the relationship between changes in equity returns and interest rates in the economic scenario generator used to value our GMWB and GMAB embedded derivatives.  In general, a higher positive correlation assumes that equity markets and interest rates move in a more correlated fashion, which generally increases the fair value of the liability.  Prior to 2015, an assumption of zero correlation was used based on historical data that was mixed as to the direction of this correlation over a long period of time. In 2015, we added a positive correlation factor based on current market conditions and expected views of market participants. This change increased the GMWB and GMAB fair value liabilities, net of related adjustments to DAC, by approximately $155 million at December 31, 2015, which was largely offset by an update to equity volatility assumptions, as described above.

Item 8 / note 4. FAIR VALUE MEASUREMENTS

•         Base lapse rate assumptions are determined by company experience and are adjusted at the contract level using a dynamic lapse function, which reduces the base lapse rate when the contract is in-the-money (when the contract holder’s guaranteed value is worth more than their underlying account value). Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. Increases in assumed lapse rates will generally decrease the fair value of the liability, as fewer policyholders would persist to collect guaranteed withdrawal amounts, but in certain scenarios, increases in assumed lapse rates may increase the fair value of the liability.

•         Mortality rate assumptions, which vary by age and gender, are based on company experience and include a mortality improvement assumption. Increases in assumed mortality rates will decrease the fair value of the liability, while lower mortality rate assumptions will generally increase the fair value of the liability, because guaranteed payments will be made for a longer period of time.

•         Utilization rate assumptions estimate the timing when policyholders with a GMWB will elect to utilize their benefit and begin taking withdrawals. The assumptions may vary by the type of guarantee, tax-qualified status, the contract’s withdrawal history and the age of the policyholder.  Utilization rate assumptions are based on company experience, which includes partial withdrawal behavior. Increases in assumed utilization rates will generally increase the fair value of the liability.

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

		December 31, 2015		December 31, 2014
		Fair Value Using Net Asset Value Per Share (or its equivalent)		Fair Value Using Net Asset Value Per Share (or its equivalent)

			Unfunded		Unfunded
(in millions)	Investment Category Includes		Commitments		Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,774	$436	$2,275	$450

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	306	213	384	227

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	107	41	121	26

Item 8 / note 4. FAIR VALUE MEASUREMENTS

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	146	41	164	43

Other	Includes multi-strategy, mezzanine, and other strategies	298	239	216	234
Total private equity funds		2,631	970	3,160	980
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,194	-	1,109	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	2,978	25	2,428	1

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	555	-	498	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	699	8	731	5

Emerging markets	Investments in the financial markets of developing countries	353	-	308	-

Other	Includes multi-strategy, relative value, and other strategies	167	-	125	-
Total hedge funds		5,946	33	5,199	6
Total		$8,577	$1,003	$8,359	$986

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At December 31, 2015, assuming average original expected lives of 10 years for the funds, 78 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 6 percent between four and six years and 16 percent between seven and 10 years.

The hedge fund investments included above are generally redeemable monthly (14 percent), quarterly (47 percent), semi-annually (14 percent) and annually (25 percent), with redemption notices ranging from one day to 180 days. At December 31, 2015, however, investments representing approximately 46 percent of the total fair value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various contractual restrictions. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre-defined end dates and are generally expected to be lifted by the end of 2016. The fund investments for which redemption is restricted only in part generally relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

Fair Value Option

Under the fair value option, we may elect to measure at fair value financial assets and financial liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings. We elect the fair value option for certain hybrid securities given the complexity of bifurcating the economic components associated with the embedded derivatives. Refer to Note 10 for additional information related to embedded derivatives.

Additionally, we elect the fair value option for certain alternative investments when such investments are eligible for this election. We believe this measurement basis is consistent with the applicable accounting guidance used by the respective investment company funds themselves.  Refer to Note 5 herein for additional information.

Item 8 / note 4. FAIR VALUE MEASUREMENTS

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2015	2014	2013
Assets:
Mortgage and other loans receivable	$-	$-	$3
Bond and equity securities	616	2,099	1,667
Alternative investments(a)	36	313	360
Other, including Short-term investments	2	10	11
Liabilities:
Long-term debt(b)	(38)	(269)	327
Other liabilities	(3)	(13)	(15)
Total gain	$613	$2,140	$2,353

(a) Includes certain hedge funds, private equity funds and other investment partnerships.

(b) Includes GIAs, notes, bonds and mortgages payable.

Interest income and dividend income on assets measured under the fair value option are recognized and included in Net investment income in the Consolidated Statements of Income with the exception of activity within AIG’s Corporate and Other category, which is included in Other income. Interest expense on liabilities measured under the fair value option is reported in Other Income in the Consolidated Statements of Income. See Note 5 herein for additional information about our policies for recognition, measurement, and disclosure of interest and dividend income.

During 2015, 2014 and 2013, we recognized losses of $4 million, $32 million and $54 million, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings for which the fair value option was elected:

	December 31, 2015			December 31, 2014
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$11	$9	$2	$6	$4	$2
Liabilities:
Long-term debt*	$3,670	$2,675	$995	$5,466	$4,101	$1,365

*    Includes GIAs, notes, bonds, loans and mortgages payable.

There were no mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due or in non-accrual status at December 31, 2015 or 2014.

Item 8 / note 4. FAIR VALUE MEASUREMENTS

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, commercial mortgage loans, investments in life settlements, investments in real estate and other fixed assets, goodwill and other intangible assets. See Notes 5 and 6 herein for additional information about how we test various asset classes for impairment.

Information regarding the estimation of fair value for financial instruments measured at fair value on a non-recurring basis is discussed below:

•    Impairments for Other investments primarily relate to certain investments in affordable housing partnerships, the fair values of which are determined based on remaining tax credits and other residual benefits due from the respective partnerships. Residual benefits include consideration of the fair value of underlying real estate properties, which is determined based on market-appropriate capitalization rates applied to net operating income of the properties. Impairments for Other investments also relate to certain investments in aircraft, the fair values of which are determined based on third party independent appraisals that use industry specific appraisal standards and methodologies.

•    Impairments of Investments in Life Settlements are measured using their fair values as determined using a discounted cash flow methodology that incorporates the best available market assumptions for mortality as well as market yields based on reported transactions.  Effective December 31, 2015, AIG adopted the Society of Actuaries 2015 Valuation Basic Table (VBT) as the market mortality assumption used to measure fair value of impaired policies.

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2015	2014	2013
December 31, 2015
Other investments	$-	$-	$1,117	$1,117	$189	$134	$112
Investments in life settlements	-	-	828	828	540	201	971
Other assets	-	-	129	129	80	7	31
Total	$-	$-	$2,074	$2,074	$809	$342	$1,114
December 31, 2014
Other investments	$-	$-	$790	$790
Investments in life settlements	-	-	537	537
Other assets	-	-	1	1
Total	$-	$-	$1,328	$1,328

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

Information regarding the estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts and lease contracts) is discussed below:

•    Mortgage and other loans receivable:  Fair values of loans on commercial real estate and other loans receivable are estimated for disclosure purposes using discounted cash flow calculations based on discount rates that we believe market participants would use in determining the price that they would pay for such assets. For certain loans, our current incremental lending rates for similar types of loans are used as the discount rates, because we believe this rate approximates the rates market participants would use. Fair values of residential mortgage loans are generally determined based on market prices, using market based adjustments for credit and servicing as appropriate.  The fair values of policy loans are generally estimated based on unpaid principal amount as of each reporting date. No consideration is given to credit risk because policy loans are effectively collateralized by the cash surrender value of the policies.

Item 8 / note 4. FAIR VALUE MEASUREMENTS

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

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
December 31, 2015
Assets:
Mortgage and other loans receivable	$-	$198	$30,147	$30,345	$29,554
Other invested assets	-	563	2,880	3,443	4,169
Short-term investments	-	7,541	-	7,541	7,541
Cash	1,629	-	-	1,629	1,629
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	309	117,537	117,846	108,788
Other liabilities	-	2,852	-	2,852	2,852
Long-term debt	-	21,686	4,528	26,214	25,680
December 31, 2014
Assets:
Mortgage and other loans receivable	$-	$449	$26,157	$26,606	$24,984
Other invested assets	-	593	2,882	3,475	4,352
Short-term investments	-	9,559	-	9,559	9,559
Cash	1,758	-	-	1,758	1,758
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	244	119,268	119,512	106,395
Other liabilities	-	1,120	-	1,120	1,120
Long-term debt	-	24,749	2,932	27,681	25,751

Item 8 / note 5. INVESTMENTS

5. INVESTMENTS

Fixed Maturity and Equity Securities

Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or are measured at fair value at our election. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2015 or 2014.

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

Item 8 / note 5. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
December 31, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$1,698	$155	$(9)	$1,844	$-
Obligations of states, municipalities and political subdivisions	26,003	1,424	(104)	27,323	19
Non-U.S. governments	17,752	805	(362)	18,195	-
Corporate debt	133,513	6,462	(3,987)	135,988	(87)
Mortgage-backed, asset-backed and collateralized:
RMBS	33,878	2,760	(411)	36,227	1,326
CMBS	13,139	561	(129)	13,571	185
CDO/ABS	14,985	360	(248)	15,097	39
Total mortgage-backed, asset-backed and collateralized	62,002	3,681	(788)	64,895	1,550
Total bonds available for sale(b)	240,968	12,527	(5,250)	248,245	1,482
Equity securities available for sale:
Common stock	913	1,504	(16)	2,401	-
Preferred stock	19	3	-	22	-
Mutual funds	447	53	(8)	492	-
Total equity securities available for sale	1,379	1,560	(24)	2,915	-
Total	$242,347	$14,087	$(5,274)	$251,160	$1,482
December 31, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$2,806	$204	$(18)	$2,992	$-
Obligations of states, municipalities and political subdivisions	25,979	1,729	(49)	27,659	(13)
Non-U.S. governments	20,280	966	(151)	21,095	-
Corporate debt	134,961	10,594	(1,122)	144,433	64
Mortgage-backed, asset-backed and collateralized:
RMBS	34,377	3,435	(292)	37,520	1,767
CMBS	12,129	815	(59)	12,885	215
CDO/ABS	12,775	628	(128)	13,275	47
Total mortgage-backed, asset-backed and collateralized	59,281	4,878	(479)	63,680	2,029
Total bonds available for sale(b)	243,307	18,371	(1,819)	259,859	2,080
Equity securities available for sale:
Common stock	1,185	2,461	(17)	3,629	-
Preferred stock	21	4	-	25	-
Mutual funds	724	54	(37)	741	-
Total equity securities available for sale	1,930	2,519	(54)	4,395	-
Total	$245,237	$20,890	$(1,873)	$264,254	$2,080

(a) Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(b) At December 31, 2015 and 2014, bonds available for sale held by us that were below investment grade or not rated totaled $34.9 billion and $35.1 billion, respectively.

Item 8 / note 5. INVESTMENTS

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$483	$9	$1	$-	$484	$9
Obligations of states, municipalities and political
subdivisions	2,382	87	268	17	2,650	104
Non-U.S. governments	4,327	203	832	159	5,159	362
Corporate debt	41,317	2,514	5,428	1,473	46,745	3,987
RMBS	7,215	133	4,318	278	11,533	411
CMBS	4,138	108	573	21	4,711	129
CDO/ABS	7,064	104	2,175	144	9,239	248
Total bonds available for sale	66,926	3,158	13,595	2,092	80,521	5,250
Equity securities available for sale:
Common stock	91	16	-	-	91	16
Mutual funds	200	8	-	-	200	8
Total equity securities available for sale	291	24	-	-	291	24
Total	$67,217	$3,182	$13,595	$2,092	$80,812	$5,274
December 31, 2014
Bonds available for sale:
U.S. government and government sponsored entities	$526	$5	$281	$13	$807	$18
Obligations of states, municipalities and political
subdivisions	495	9	794	40	1,289	49
Non-U.S. governments	1,606	42	1,690	109	3,296	151
Corporate debt	12,132	450	11,570	672	23,702	1,122
RMBS	4,621	109	3,996	183	8,617	292
CMBS	220	1	2,087	58	2,307	59
CDO/ABS	3,857	50	1,860	78	5,717	128
Total bonds available for sale	23,457	666	22,278	1,153	45,735	1,819
Equity securities available for sale:
Common stock	88	16	2	1	90	17
Mutual funds	280	37	64	-	344	37
Total equity securities available for sale	368	53	66	1	434	54
Total	$23,825	$719	$22,344	$1,154	$46,169	$1,873

At December 31, 2015, we held 14,972 and 174 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 2,176 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2015 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Item 8 / note 5. INVESTMENTS

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities Available
December 31, 2015	Available for Sale		for Sale in a Loss Position
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,176	$9,277	$1,122	$1,103
Due after one year through five years	47,230	49,196	9,847	9,494
Due after five years through ten years	54,120	54,459	22,296	20,686
Due after ten years	68,440	70,418	26,235	23,755
Mortgage-backed, asset-backed and collateralized	62,002	64,895	26,271	25,483
Total	$240,968	$248,245	$85,771	$80,521
December 31, 2014
Due in one year or less	$9,821	$9,975	$637	$620
Due after one year through five years	48,352	50,873	6,669	6,529
Due after five years through ten years	62,685	65,889	12,873	12,338
Due after ten years	63,168	69,442	10,255	9,607
Mortgage-backed, asset-backed and collateralized	59,281	63,680	17,120	16,641
Total	$243,307	$259,859	$47,554	$45,735

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Years Ended December 31,
	2015		2014		2013
	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$517	$423	$703	$118	$2,634	$202
Equity securities	1,060	28	135	24	130	19
Total	$1,577	$451	$838	$142	$2,764	$221

For the years ended December 31, 2015, 2014 and 2013, the aggregate fair value of available for sale securities sold was $28.7 billion, $25.3 billion and $35.9 billion, which resulted in net realized capital gains of $1.1 billion, $0.7 billion and $2.5 billion, respectively.

Item 8 / note 5. INVESTMENTS

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	December 31, 2015		December 31, 2014
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$3,369	19%	$5,498	27%
Obligations of states, municipalities and political subdivisions	75	-	122	1
Non-U.S. governments	50	-	2	-
Corporate debt	2,035	12	719	3
Mortgage-backed, asset-backed and collateralized:
RMBS	2,230	13	2,094	10
CMBS	750	4	1,077	5
CDO/ABS and other collateralized*	8,273	47	10,200	49
Total mortgage-backed, asset-backed and collateralized	11,253	64	13,371	64
Total fixed maturity securities	16,782	95	19,712	95
Equity securities	921	5	1,049	5
Total	$17,703	100%	$20,761	100%

*    Includes $712 million and $859 million of U.S. Government agency backed ABS at December 31, 2015 and 2014, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

December 31,
(in millions)	2015	2014
Alternative investments(a)	$18,150	$19,656
Investment real estate(b)	6,579	3,612
Aircraft asset investments(c)	477	651
Investments in life settlements	3,606	3,753
Investment in AerCap	-	4,972
All other investments	982	1,874
Total	$29,794	$34,518

(a) Includes hedge funds, private equity funds, affordable housing partnerships, and other investment partnerships.

(b) Net of accumulated depreciation of $668 million and $315 million in 2015 and 2014, respectively.

(c)  Consists of investments in aircraft equipment held in consolidated trusts.

Other Invested Assets Carried at Fair Value

Certain hedge funds, private equity funds, affordable housing partnerships and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income with the exception of investments of AIG’s Corporate and Other category, for which such changes are reported in Other income.  Other investments in hedge funds, private equity funds, affordable housing partnerships and other investment partnerships in which our insurance operations do not hold aggregate interests sufficient to exercise more than minor influence over the respective partnerships are reported at fair value with changes in fair value recognized as a component of Accumulated other comprehensive income. These investments are subject to other-than-temporary impairment evaluations (see discussion below on evaluating equity investments for other-than-temporary impairment). The gross unrealized loss recorded in Other comprehensive income on such investments was $33 million and $56 million at December 31, 2015 and

Item 8 / note 5. INVESTMENTS

2014, respectively, the majority of which pertains to investments in private equity funds and hedge funds that have been in continuous unrealized loss positions for less than 12 months.

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

Summarized Financial Information of Equity Method Investees

The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2015	2014	2013
Operating results:
Total revenues	$22,055	$29,579	$19,181
Total expenses	(3,898)	(7,828)	(5,515)
Net income	$18,157	$21,751	$13,666
At December 31,
(in millions)		2015	2014
Balance sheet:
Total assets		$201,007	$207,994
Total liabilities		$(33,424)	$(67,346)

The following table presents the carrying amount and ownership percentage of equity method investments at December 31, 2015 and 2014:

	2015		2014
	Carrying	Ownership	Carrying	Ownership
(in millions, except percentages)	Value	Percentage	Value	Percentage
Equity method investments	$14,259	Various	$18,951	Various

Summarized financial information for these equity method investees may be presented on a lag, due to the unavailability of information for the investees at our respective balance sheet dates, and is included for the periods in which we held an equity method ownership interest.

Other Investments

Also included in Other invested assets are real estate held for investment and investments in aircraft equipment held in consolidated trusts. These investments are reported at cost, less depreciation and are subject to impairment review, as discussed below.

Item 8 / note 5. INVESTMENTS

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

During 2015, 2014 and 2013, income recognized on investments in life settlements was $332 million, $407 million and $334 million, respectively, and is included in Net investment income in the Consolidated Statements of Income.

The following table presents further information regarding investments in life settlements:

	December 31, 2015
	Number of	Carrying	Face Value
(dollars in millions)	Contracts	Value	(Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	1	$-	$-
1 – 2 years	9	9	17
2 – 3 years	16	10	20
3 – 4 years	72	50	113
4 – 5 years	156	235	485
Thereafter	4,300	3,302	14,233
Total	4,554	$3,606	$14,868

Remaining life expectancy for year 0-1 references policies whose current life expectancy is less than 12 months as of the valuation date. Remaining life expectancy is not an indication of expected maturity. Actual maturity dates in any category may vary significantly (either earlier or later) from the remaining life expectancies reported above.

At December 31, 2015, management’s best estimate of the life insurance premiums required to keep the investments in life settlements in force, payable in the 12 months ending December 31, 2016 and the four succeeding years ending December 31, 2020 are $530 million, $553 million, $579 million, $598 million and $607 million, respectively.

Net Investment Income

Net investment income represents income primarily from the following sources:

•    Interest income and related expenses, including amortization of premiums and accretion of discounts with changes in the timing and the amount of expected principal and interest cash flows reflected in yield, as applicable.

•    Dividend income from common and preferred stocks and earnings distributions from other investments.

•    Realized and unrealized gains and losses from investments in other securities and investments for which we elected the fair value option.

•    Earnings from alternative investments.

•    The difference between the carrying amount of an investment in life settlements and the life insurance proceeds of the underlying life insurance policy recorded in income upon the death of the insured.

Item 8 / note 5. INVESTMENTS

The following table presents the components of Net investment income:

Years Ended December 31,
(in millions)	2015	2014	2013
Fixed maturity securities, including short-term investments	$11,332	$12,322	$12,044
Equity securities	99	221	178
Interest on mortgage and other loans	1,417	1,272	1,144
Alternative investments*	1,476	2,624	2,803
Real estate	181	110	128
Other investments	76	47	61
Total investment income	14,581	16,596	16,358
Investment expenses	528	517	548
Net investment income	$14,053	$16,079	$15,810

*    Includes hedge funds, private equity funds, affordable housing partnerships, investments in life settlements and other investment partnerships.

Net Realized Capital Gains and Losses

Net realized capital gains and losses are determined by specific identification. The net realized capital gains and losses are generated primarily from the following sources:

•    Sales or full redemptions of available for sale fixed maturity securities, available for sale equity securities, real estate and other alternative investments.

•    Reductions to the cost basis of available for sale fixed maturity securities, available for sale equity securities and certain other invested assets for other-than-temporary impairments.

•    Impairments on investments in life settlements.

•    Changes in fair value of derivatives except for (1) those derivatives at AIGFP and (2) those instruments that are designated as hedging instruments when the change in the fair value of the hedged item is not reported in Net realized capital gains (losses).

•    Exchange gains and losses resulting from foreign currency transactions.

The following table presents the components of Net realized capital gains (losses):

Years Ended December 31,
(in millions)	2015		2014	2013
Sales of fixed maturity securities	$94		$585	$2,432
Sales of equity securities(a)	1,032		111	111
Other-than-temporary impairments:
Severity	(13)		(3)	(6)
Change in intent	(233)		(40)	(48)
Foreign currency declines	(57)		(19)	(1)
Issuer-specific credit events	(348)		(169)	(170)
Adverse projected cash flows	(20)		(16)	(7)
Provision for loan losses	(58)		(1)	(26)
Foreign exchange transactions	416		598	151
Derivative instruments	341		(177)	287
Impairments on investments in life settlements	(540)		(201)	(971)
Other	162	(b)	71	187
Net realized capital gains	$776		$739	$1,939

(a) Includes realized gains on the sale of our equity interests in PICC.

(b)  Includes realized gains due to the sale of Class B shares of Prudential Financial, Inc. and common shares of Springleaf Holdings, Inc. and realized losses on the sale of ordinary shares of AerCap.

Item 8 / note 5. INVESTMENTS

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Years Ended
	December 31,
(in millions)	2015	2014
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(9,275)	$6,809
Equity securities	(929)	535
Other investments	(803)	376
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(11,007)	$7,720

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

Item 8 / note 5. INVESTMENTS

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

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Years Ended December 31,
(in millions)	2015	2014	2013
Balance, beginning of year	$2,659	$3,872	$5,164
Increases due to:
Credit impairments on new securities subject to impairment losses	111	49	47
Additional credit impairments on previously impaired securities	109	85	78
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(399)	(613)	(643)
Credit impaired securities for which there is a current intent or
anticipated requirement to sell	2	-	-
Accretion on securities previously impaired due to credit*	(735)	(725)	(774)
Other	-	(9)	-
Balance, end of year	$1,747	$2,659	$3,872

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

Item 8 / note 5. INVESTMENTS

events and volatility that may impact the recoverability of the underlying investments within these private equity funds and hedge funds and is based on the nature of the underlying investments and specific inherent risks. Such risks may evolve based on the nature of the underlying investments.

Our investments in life settlements are monitored for impairment on a contract-by-contract basis quarterly. An investment in life settlements is considered impaired if the undiscounted cash flows resulting from the expected proceeds would not be sufficient to recover our estimated future carrying amount, which is the current carrying amount for the investment in life settlements plus anticipated undiscounted future premiums and other capitalizable future costs, if any.  Impaired investments in life settlements are written down to their estimated fair value which is determined on a discounted cash flow basis, incorporating current market mortality assumptions and market yields.

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$33,191
Cash flows expected to be collected*	26,882
Recorded investment in acquired securities	17,955

*    Represents undiscounted expected cash flows, including both principal and interest.

Item 8 / note 5. INVESTMENTS

	December 31,	December 31,
(in millions)	2015	2014
Outstanding principal balance	$16,871	$16,962
Amortized cost	12,303	12,216
Fair value	13,164	13,462

The following table presents activity for the accretable yield on PCI securities:

Years Ended December 31,
(in millions)	2015	2014
Balance, beginning of year	$6,865	$6,940
Newly purchased PCI securities	696	1,289
Disposals	(13)	-
Accretion	(879)	(880)
Effect of changes in interest rate indices	(251)	(542)
Net reclassification from (to) non-accretable difference,
including effects of prepayments	428	58
Balance, end of year	$6,846	$6,865

Pledged Investments

Secured Financing and Similar Arrangements

We enter into secured financing transactions whereby certain securities are sold under agreements to repurchase (repurchase agreements), in which we transfer securities in exchange for cash, with an agreement by us to repurchase the same or substantially similar securities. At December 31, 2015, our secured financing transactions also include those that involve the transfer of securities to financial institutions in exchange for cash (securities lending agreements). In all of these secured financing transactions, the securities transferred by us (pledged collateral) may be sold or repledged by the counterparties. These agreements are recorded at their contracted amounts plus accrued interest, other than those that are accounted for at fair value.

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	December 31, 2015	December 31, 2014
Fixed maturity securities available for sale	$1,145	$-
Other bond securities, at fair value	1,740	2,122

At December 31, 2015, amounts borrowed under repurchase and securities lending agreements totaled $2.9 billion.

At December 31, 2015, repurchase agreements with remaining contractual maturities of 91 - 364 days were collateralized by Non-U.S. government securities, at fair value, of $49  million.  Repurchase agreements with remaining contractual maturities of up to 30 days, 31 - 90 days and 91 - 364 days were collateralized by Corporate debt securities, at fair value, of $33 million, $332 million and $1,326 million, respectively.  Repurchase agreements with remaining contractual maturities of up to 30 days were collateralized by Non-U.S. government securities, available for sale, of $50 million.

Item 8 / note 5. INVESTMENTS

At December 31, 2015, securities lending agreements with remaining contractual maturities of 31 - 90 days were collateralized by $914 million of Corporate debt securities and $57 million of Non-U.S. government securities, all classified as available for sale. Securities lending agreements with remaining contractual maturities of 91 - 364 days were collateralized by $124 million of RMBS, classified as available for sale.

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	December 31, 2015	December 31, 2014
Securities collateral pledged to us	$1,742	$2,506
Amount sold or repledged by us	-	131

Insurance – Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $4.9 billion and $5.9 billion at December 31, 2015 and 2014, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $47 million and $44 million of stock in FHLBs at December 31, 2015 and 2014, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $1.2 billion and $0.5 billion at December 31, 2015 and 2014, respectively, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $2.4 billion and $3.5 billion at December 31, 2015 and 2014, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

At December 31, 2015, $439 million of short-term investments were held in escrow accounts or were otherwise subject to restriction as to their use.

6. LENDING ACTIVITIES

Mortgage and other loans receivable include commercial mortgages, residential mortgages, life insurance policy loans, commercial loans, and other loans and notes receivable. Commercial mortgages, residential mortgages, commercial loans, and other loans and notes receivable are carried at unpaid principal balances less allowance for credit losses and plus or minus adjustments for the accretion or amortization of discount or premium. Interest income on such loans is accrued as earned.

Item 8 / note 6. LENDING ACTIVITIES

Direct costs of originating commercial mortgages, commercial loans, and other loans and notes receivable, net of nonrefundable points and fees, are deferred and included in the carrying amount of the related receivables. The amount deferred is amortized to income as an adjustment to earnings using the interest method. Premiums and discounts on purchased residential mortgages are also amortized to income as an adjustment to earnings using the interest method.

Life insurance policy loans are carried at unpaid principal balances. There is no allowance for policy loans because these loans serve to reduce the death benefit paid when the death claim is made and the balances are effectively collateralized by the cash surrender value of the policy.

The following table presents the composition of Mortgage and other loans receivable, net:

	December 31,	December 31,
(in millions)	2015	2014
Commercial mortgages*	$22,067	$18,909
Residential mortgages	2,758	1,007
Life insurance policy loans	2,597	2,710
Commercial loans, other loans and notes receivable	2,451	2,635
Total mortgage and other loans receivable	29,873	25,261
Allowance for credit losses	(308)	(271)
Mortgage and other loans receivable, net	$29,565	$24,990

*    Commercial mortgages primarily represent loans for offices, retail and apartments, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 22 percent and 12 percent, respectively, at December 31, 2015, and 18 percent and 14 percent, respectively, at December 31, 2014).

Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due.  Nonperforming mortgages were not significant for all periods presented.

The following table presents the credit quality indicators for commercial mortgages:

	Number								Percent
December 31, 2015	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
Credit Quality Indicator:
In good standing	830	$3,916	$7,484	$4,809	$1,902	$2,082	$1,435	$21,628	98%
Restructured(a)	9	-	156	25	6	16	6	209	1
90 days or less delinquent	1	-	-	4	-	-	-	4	-
>90 days delinquent or in
process of foreclosure	9	3	205	-	6	-	12	226	1
Total(b)	849	$3,919	$7,845	$4,838	$1,914	$2,098	$1,453	$22,067	100%
Allowance for credit losses:
Specific		-	16	1	6	1	-	24	-%
General		35	47	29	8	15	13	147	1
Total allowance for credit losses		$35	$63	$30	$14	$16	$13	$171	1%
December 31, 2014
(dollars in millions)
Credit Quality Indicator:
In good standing	1,007	$3,384	$6,100	$3,807	$1,689	$1,660	$1,812	$18,452	98%
Restructured(a)	7	-	343	7	-	17	-	367	2
90 days or less delinquent	6	-	-	10	-	-	5	15	-
>90 days delinquent or in
process of foreclosure	4	-	75	-	-	-	-	75	-
Total(b)	1,024	$3,384	$6,518	$3,824	$1,689	$1,677	$1,817	$18,909	100%

Item 8 / note 6. LENDING ACTIVITIES

Allowance for credit losses:
Specific	$-	$27	$3	$13	$3	$9	$55	-%
General	3	59	25	9	3	5	104	1
Total allowance for credit losses	$3	$86	$28	$22	$6	$14	$159	1%

(a) Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. See discussion of troubled debt restructurings below.

(b) Does not reflect allowance for credit losses.

(c)  Approximately 99 percent of the commercial mortgages held at such respective dates were current as to payments of principal and interest.

Methodology Used to Estimate the Allowance for Credit Losses

Mortgage and other loans receivable are considered impaired when collection of all amounts due under contractual terms is not probable. Impairment is measured using either i) the present value of expected future cash flows discounted at the loan’s effective interest rate, ii) the loan’s observable market price, if available, or iii) the fair value of the collateral if the loan is collateral dependent.  Impairment of commercial mortgages is typically determined using the fair value of collateral while impairment of other loans is typically determined using the present value of cash flows or the loan’s observable market price.  An allowance is typically established for the difference between the impaired value of the loan and its current carrying amount. Additional allowance amounts are established for incurred but not specifically identified impairments, based on statistical models primarily driven by past due status, debt service coverage, loan-to-value ratio, property type and location, loan term, profile of the borrower and of the major property tenants, and loan seasoning.  When all or a portion of a loan is deemed uncollectible, the uncollectible portion of the carrying amount of the loan is charged off against the allowance.

Interest income is not accrued when payment of contractual principal and interest is not expected.  Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan.  Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period.

A significant majority of commercial mortgages in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for us to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.

The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable:

	2015			2014			2013
Years Ended December 31,	Commercial	Other		Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$159	$112	$271	$201	$111	$312	$159	$246	$405
Loans charged off	(23)	(6)	(29)	(29)	(39)	(68)	(12)	(104)	(116)
Recoveries of loans previously
charged off	4	1	5	18	16	34	3	6	9
Net charge-offs	(19)	(5)	(24)	(11)	(23)	(34)	(9)	(98)	(107)
Provision for loan losses	31	27	58	(31)	23	(8)	52	(32)	20
Other	-	3	3	-	1	1	(1)	(5)	(6)
Allowance, end of year	$171 *	$137	$308	$159 *	$112	$271	$201 *	$111	$312

*    Of the total allowance at the end of the year, $24 million and $55 million relates to individually assessed credit losses on $507 million and $192 million of commercial mortgages as of December 31, 2015 and 2014, respectively.

Troubled Debt Restructurings

We modify loans to optimize their returns and improve their collectability, among other things. When we undertake such a modification with a borrower that is experiencing financial difficulty and the modification involves us granting a concession to

Item 8 / note 6. LENDING ACTIVITIES

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

During 2015 and 2014, loans with a carrying value of $36 million and $218 million were modified in TDRs, respectively.

7. REINSURANCE

In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. In addition, our general insurance subsidiaries assume reinsurance from other insurance companies. We determine the portion of the incurred but not reported (IBNR) loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss adjustment expenses incurred, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. We remain liable to the extent that our reinsurers do not meet their obligation under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for doubtful accounts requires judgment for which key inputs typically include historical trends regarding uncollectible balances, disputes and credit events as well as specific reviews of balances in dispute or subject to credit impairment. The allowance for doubtful accounts on reinsurance assets was $272 million and $258 million at December 31, 2015 and 2014, respectively. Changes in the allowance for doubtful accounts on reinsurance assets are reflected in Policyholder benefits and losses incurred within the Consolidated Statements of Income.

The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

At December 31,	2015		2014
	As	Net of	As	Net of
(in millions)	Reported	Reinsurance	Reported	Reinsurance
Liability for unpaid losses and loss adjustment expenses(a)	$(74,942)	$(60,603)	$(77,260)	$(61,612)
Future policy benefits for life and accident and health insurance contracts	(43,585)	(42,506)	(42,749)	(41,767)
Reserve for unearned premiums	(21,318)	(18,380)	(21,324)	(18,278)
Reinsurance assets(b)	18,356		19,676

(a) In 2015 and 2014, the Net of Reinsurance amount reflects the cession under the June 17, 2011 transaction with National Indemnity Company (NICO) of $1.8 billion and $1.5 billion, respectively.

(b) Represents gross reinsurance assets, excluding allowances and reinsurance recoverable on paid losses.

Short-Duration Reinsurance

Short-duration reinsurance is effected under reinsurance treaties and by negotiation on individual risks. Certain of these reinsurance arrangements consist of excess of loss contracts that protect us against losses above stipulated amounts. Ceded premiums are considered prepaid reinsurance premiums and are recognized as a reduction of premiums earned over the contract period in proportion to the protection received. Amounts recoverable from reinsurers on short-duration contracts are estimated in a manner consistent with the claims liabilities associated with the reinsurance and presented as a component of Reinsurance assets. Assumed reinsurance premiums are earned primarily on a pro-rata basis over the terms of the

Item 8 / note 7. REINSURANCE

reinsurance contracts and the portion of premiums relating to the unexpired terms of coverage is included in the reserve for unearned premiums. For both ceded and assumed reinsurance, risk transfer requirements must be met for reinsurance accounting to apply. If risk transfer requirements are not met, the contract is accounted for as a deposit, resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Similar risk transfer criteria are used to determine whether directly written insurance contracts should be accounted for as insurance or as a deposit.

The following table presents short-duration insurance premiums written and earned:

	Years Ended December 31,
	Non-Life Insurance Companies
(in millions)	2015	2014	2013
Premiums written:
Direct	$37,698	$39,375	$39,833
Assumed	2,972	3,399	4,306
Ceded	(7,604)	(8,318)	(9,514)
Net	$33,066	$34,456	$34,625
Premiums earned:
Direct	$37,105	$38,707	$39,018
Assumed	2,659	3,258	3,516
Ceded	(7,593)	(8,140)	(8,585)
Net	$32,171	$33,825	$33,949

For the years ended December 31, 2015, 2014 and 2013, reinsurance recoveries, which reduced losses and loss adjustment expenses incurred, amounted to $4.1 billion, $2.6 billion and $3.3 billion, respectively.

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

The following table presents premiums for our long-duration insurance and retirement services operations:

Years Ended
December 31,	Life Insurance Companies			Run-off insurance lines			Total
(in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Gross premiums	$5,234	$4,059	$4,155	$6	$11	$9	$5,240	$4,070	$4,164
Ceded premiums	(756)	(661)	(620)	-	-	-	(756)	(661)	(620)
Net	$4,478	$3,398	$3,535	$6	$11	$9	$4,484	$3,409	$3,544

Long-duration reinsurance recoveries, which reduced Policyholder benefits and losses incurred, were approximately $1.0 billion, $731 million and $714 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

The following table presents long-duration insurance in-force ceded to other insurance companies:

At December 31,
(in millions)	2015	2014	2013*
Long-duration insurance in force ceded	$177,025	$180,178	$122,012

*    Excludes amounts related to held-for-sale entities.

Item 8 / note 7. REINSURANCE

Long-duration insurance in-force assumed represented 0.04 percent of gross long-duration insurance in-force at December 31, 2015, 0.04 percent at December 31, 2014 and 0.05 percent at December 31, 2013, and premiums assumed by the Life Insurance Companies represented 0.1 percent, 0.5 percent and 0.3 percent of gross premiums for the years ended December 31, 2015, 2014 and 2013, respectively.

The U.S. Life Insurance Companies utilize internal and third-party reinsurance relationships to manage insurance risks and to facilitate capital management strategies, which allows them to minimize the use of letters of credit and utilize capital more efficiently. Pools of highly-rated third-party reinsurers are utilized to manage net amounts at risk in excess of retention limits.

The U.S. Life Insurance Companies manage the capital impact on their statutory reserve requirements under the NAIC Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) and NAIC Actuarial Guideline 38 (Guideline AXXX) through intercompany reinsurance transactions.  Under GAAP, these intercompany reinsurance transactions are eliminated in consolidation.  Under one arrangement, one of the U.S. Life Insurance Companies obtains letters of credit to support statutory recognition of the ceded reinsurance.  As of December 31, 2015, the U.S. Life Insurance Companies had two bilateral letters of credit totaling $450 million with AIG entities, which were issued on February 7, 2014 and expire on February 7, 2019, but will be automatically extended without amendment by one year on each anniversary of the issuance date, unless the issuer provides notice of non-renewal. See Note 18 for additional information on the use of affiliated reinsurance for Regulation XXX and Guideline AXXX reserves.

Reinsurance Security

Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance.  We believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to AIG.  Gross reinsurance assets with our three largest reinsurers aggregate to approximately $6.5 billion and $6.2 billion at December 31, 2015 and 2014, respectively, of which approximately $3.7 billion and $3.3 billion at December 31, 2015 and 2014, respectively, was not secured by collateral.

8. DEFERRED POLICY ACQUISITION COSTS

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

Item 8 / note 8. DEFERRED POLICY ACQUISITION COSTS

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

Long-duration insurance contracts:   Policy acquisition costs for participating life, traditional life and accident and health insurance products are generally deferred and amortized, with interest, over the premium paying period. The assumptions used to calculate the benefit liabilities and DAC for these traditional products are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. These “locked-in” assumptions include mortality, morbidity, persistency, maintenance expenses and investment returns, and include margins for adverse deviation to reflect uncertainty given that actual experience might deviate from these assumptions.  A loss recognition event occurs when there is a shortfall between the carrying amount of future policy benefit liabilities, net of DAC, and what the future policy benefit liabilities, net of DAC, would be when applying updated current assumptions.  When we determine a loss recognition event has occurred, we first reduce any DAC related to that block of business through amortization of acquisition expense, and after DAC is depleted, we record additional liabilities through a charge to Policyholder benefits and losses incurred.  Groupings for loss recognition testing are consistent with our manner of acquiring, servicing and measuring the profitability of the business and applied by product groupings.  We perform separate loss recognition tests for traditional life products, payout annuities and long-term care products.  Once loss recognition has been recorded for a block of business, the old assumption set is replaced and the assumption set used for the loss recognition would then be subject to the lock-in principle.

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

Item 8 / note 8. DEFERRED POLICY ACQUISITION COSTS

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

The following table presents a rollforward of DAC and VOBA:

Years Ended December 31,
(in millions)	2015	2014	2013
Non-Life Insurance Companies:
Balance, beginning of year	$2,551	$2,493	$2,342
Acquisition costs deferred	4,537	4,805	4,803
Amortization expense	(4,313)	(4,599)	(4,481)
Other	(144)	(148)	(171)
Balance, end of year	$2,631	$2,551	$2,493
Life Insurance Companies:
Balance, beginning of year	$7,258	$6,920	$5,815
Acquisition costs deferred	1,288	1,114	1,034
Amortization expense	(916)	(727)	(674)
Change in net unrealized gains (losses) on securities	848	(360)	784
Decrease due to foreign exchange	(34)	(32)	(39)
Other	23	343	-
Balance, end of year	$8,467	$7,258	$6,920
Consolidation and eliminations	17	18	23
Total deferred policy acquisition costs*	$11,115	$9,827	$9,436
Supplemental Information:
VOBA amortization expense included in Life Insurance Companies DAC amortization	64	17	23
VOBA, end of year included in Life Insurance Companies DAC balance	453	510	373

*    Net of reductions in DAC of $583 million, $1.4 billion, and $1.1 billion for Life Insurance Companies at December 31, 2015, 2014 and 2013, respectively, related to the effect of net unrealized gains and losses on available for sale securities (shadow DAC).

The percentage of the unamortized balance of VOBA at December 31, 2015 expected to be amortized in 2016 through 2020 by year is: 8.4 percent, 7.6 percent, 7.1 percent, 6.9 percent and 6.5 percent, respectively, with 63.5 percent being amortized after five years. These projections are based on current estimates for investment income and spreads, persistency, mortality and morbidity assumptions.

DAC, VOBA and SIA for insurance‑oriented and investment‑oriented products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual future

Item 8 / note 8. DEFERRED POLICY ACQUISITION COSTS

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles	Structured Investment Vehicle	Affordable Housing Partnerships	Other	Total
December 31, 2015
Assets:
Bonds available for sale	$-	$10,309	$-	$-	$15	$10,324
Other bond securities	-	5,756	387	-	24	6,167
Mortgage and other loans receivable	1	1,960	-	-	132	2,093
Other invested assets	489	477	-	2,608	24	3,598
Other(a)	29	1,349	94	293	159	1,924
Total assets(b)(e)	$519	$19,851	$481	$2,901	$354	$24,106
Liabilities:
Long-term debt	$-	$1,025	$53	$1,513	$6	$2,597
Other(c)	34	236	1	214	71	556
Total liabilities(e)	$34	$1,261	$54	$1,727	$77	$3,153

Item 8 / note 9. VARIABLE INTEREST ENTITIES

December 31, 2014
Assets:
Bonds available for sale	$-	$11,459	$-	$-	$35	$11,494
Other bond securities	-	7,251	615	-	40	7,906
Mortgage and other loans receivable	-	2,398	-	-	162	2,560
Other invested assets	577	651	-	1,684	29	2,941
Other(a)	40	1,447	140	49	76	1,752
Total assets(b)	$617	$23,206	$755	$1,733	$342	$26,653
Liabilities:
Long-term debt	$69	$1,370	$52	$199	$7	$1,697
Other(c)	32	276	-	101	37	446
Total liabilities	$101	$1,646	$52	$300	$44	$2,143

(a) Comprised primarily of Short-term investments, Premiums and other receivables or Other assets at December 31, 2015 and 2014.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities and Derivative liabilities, at fair value, at both December 31, 2015 and 2014.

(d) At December 31, 2015 and 2014, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $131.2 million and $56.4 million, respectively.

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(a)	Sheet		Total
December 31, 2015
Real estate and investment entities	$21,951	$3,072	$398		$3,470
Affordable housing partnerships	5,255	774	-		774
Other	1,110	215	1,000		1,215
Total	$28,316	$4,061	$1,398		$5,459
December 31, 2014
Real estate and investment entities	$19,949	$2,785	$454		$3,239
Affordable housing partnerships	7,911	425	-		425
Other(c)	1,959	304	992	(b)	1,296
Total	$29,819	$3,514	$1,446		$4,960

(a) At December 31, 2015 and 2014, $3.8 billion and $3.2 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

Real Estate and Investment Entities

Through our insurance operations and AIG Global Real Estate, we are an investor in various real estate investment entities, some of which are VIEs. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. The VIEs’ activities consist of the development or redevelopment of commercial, industrial and

Item 8 / note 9. VARIABLE INTEREST ENTITIES

residential real estate. Our involvement varies from being a passive equity investor or finance provider to actively managing the activities of the VIEs.

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

Structured Investment Vehicle

We sponsor Nightingale Finance Ltd., a structured investment vehicle (SIV), which is a VIE.  Nightingale Finance Ltd. primarily invests in variable rate, investment-grade debt securities, the majority of which are ABS. We have no equity interest in the SIV, but we maintain the power to direct the activities of the SIV that most significantly impact the entity’s economic performance and bear the obligation to absorb economic losses that could potentially be significant to the SIV. We are the primary beneficiary and consolidate the SIV.

Affordable Housing Partnerships

SunAmerica Affordable Housing Partners, Inc. (SAAHP) organized and invested in limited partnerships that develop and operate affordable housing qualifying for federal, state, and historic tax credits, in addition to a few market rate properties across the United States. The operating partnerships are VIEs, whose debt is generally non-recourse in nature, and the general partners of which are mostly unaffiliated third-party developers. We account for our investments in operating partnerships using the equity method of accounting, unless they are required to be consolidated. We consolidate an operating partnership if the general partner is an affiliated entity or we otherwise have the power to direct activities that most significantly impact the entities’ economic performance. The pre-tax income of SAAHP is reported as a component of the Consumer Insurance segment.

RMBS, CMBS, Other ABS and CDOs

Primarily through our insurance operations, we are a passive investor in RMBS, CMBS, other ABS and CDOs, the majority of which are issued by domestic special purpose entities. We generally do not sponsor or transfer assets to, or act as the servicer to these asset-backed structures, and were not involved in the design of these entities.

Our maximum exposure in these types of structures is limited to our investment in securities issued by these entities. Based on the nature of our investments and our passive involvement in these types of structures, we have determined that we are not the primary beneficiary of these entities. We have not included these entities in the above tables; however, the fair values of our investments in these structures are reported in Notes 4 and 5 herein.

Item 8 / note 10. DERIVATIVES AND HEDGE ACCOUNTING

10. DERIVATIVES AND HEDGE ACCOUNTING

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium‑ and long‑term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange swaps and forwards) are used to economically mitigate risk associated with non‑U.S. dollar denominated debt, net capital exposures, and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative instruments as a part of our investment operations, which may include, among other things, CDSs and purchases of investments with embedded derivatives, such as equity‑linked notes and convertible bonds.

Interest rate, currency, equity and commodity swaps, credit contracts, swaptions, options and forward transactions are accounted for as derivatives, recorded on a trade-date basis and carried at fair value. Unrealized gains and losses are reflected in income, when appropriate. Aggregate asset or liability positions are netted on the Consolidated Balance Sheets only to the extent permitted by qualifying master netting arrangements in place with each respective counterparty. Cash collateral posted with counterparties in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative liability, while cash collateral received in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative asset.

Effective July 1, 2015, we reclassified derivatives, with the exception of embedded derivatives, in the Consolidated Balance Sheets from Derivative assets, at fair value and Derivative liabilities, at fair value to Other assets and Other liabilities, respectively. This change had no effect on the measurement of these derivatives, which continue to be measured at fair value. Embedded derivatives continue to be generally presented with the host contract in the Consolidated Balance Sheets. A bifurcated embedded derivative is measured at fair value and accounted for in the same manner as a free standing derivative contract. The corresponding host contract is accounted for according to the accounting guidance applicable for that instrument. See Notes 4 and 13 herein for additional information on embedded derivatives.

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2015				December 31, 2014
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$301	$1	$725	$2	$155	$-	$25	$2
Foreign exchange contracts	2,903	207	914	56	611	25	1,794	239
Equity contracts	-	-	121	23	7	1	104	13
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	45,846	3,161	65,733	2,197	65,070	3,743	45,104	3,131
Foreign exchange contracts	9,472	559	8,900	1,148	13,667	815	8,516	1,251
Equity contracts	6,656	177	5,028	45	7,565	206	3,049	90
Commodity contracts	-	-	-	-	15	-	11	6
Credit contracts(b)	4	3	1,289	508	5	4	5,288	982
Other contracts(c)	37,586	23	203	69	36,155	31	538	90
Total derivatives, gross	$102,768	$4,131	$82,913	$4,048	$123,250	$4,825	$64,429	$5,804

Item 8 / note 10. DERIVATIVES AND HEDGE ACCOUNTING

Counterparty netting(d)	(1,268)	(1,268)	(2,102)	(2,102)
Cash collateral(e)	(1,554)	(760)	(1,119)	(1,429)
Total derivatives on
consolidated balance sheets(f)	$1,309	$2,020	$1,604	$2,273

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) As of December 31, 2015 and 2014, included super senior multi-sector CDOs with a net notional amount of $1.1 billion and $2.6 billion (fair value liability of $483 million and $947 million), respectively. The expected weighted average maturity as of December 31, 2015 is six years. Because of long-term maturities of the CDSs in the portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the portfolio. As of December 31, 2015, there were no super senior corporate debt/CLOs remaining. As of December 31, 2014, included super senior corporate debt/CLOs with a net notional amount of $2.5 billion (fair value liability of $7 million).

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e) Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes Embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated Embedded derivatives was zero at both December 31, 2015 and December 31, 2014. Fair value of liabilities related to bifurcated Embedded derivatives was $2.3 billion and $1.6 billion, respectively, at December 31, 2015 and December 31, 2014. A bifurcated Embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

Collateral posted by us to third parties for derivative transactions was $3.0 billion and $3.3 billion at December 31, 2015 and 2014, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.6 billion and $1.3 billion at December 31, 2015 and 2014, respectively. We generally can repledge or resell collateral.

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

Item 8 / note 10. DERIVATIVES AND HEDGE ACCOUNTING

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the years ended December 31, 2015, 2014, and 2013 we recognized gains of $90 million and $156 million and a loss of $38 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:		Including Gains/(Losses) Attributable to:
	Hedging	Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Year ended December 31, 2015
Interest rate contracts:
Realized capital gains/(losses)	$-	$1	$1	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	9	-	-	9
Gain/(Loss) on extinguishment of debt	-	14	-	-	14
Foreign exchange contracts:
Realized capital gains/(losses)	202	(167)	-	32	3
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	17	-	-	17
Gain/(Loss) on extinguishment of debt	-	17	-	-	17
Equity contracts:
Realized capital gains/(losses)	(45)	45	-	-	-
Year ended December 31, 2014
Interest rate contracts:
Realized capital gains/(losses)	$1	$(2)	$-	$-	$(1)
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	43	-	-	43
Gain/(Loss) on extinguishment of debt	-	164	-	-	164
Foreign exchange contracts:
Realized capital gains/(losses)	(129)	147	-	8	10
Interest credited to policyholder
account balances	-	(3)	-	-	(3)
292

Item 8 / note 10. DERIVATIVES AND HEDGE ACCOUNTING

Other income	-	23	-	-	23
Gain/(Loss) on extinguishment of debt	-	2	-	-	2
Equity contracts:
Realized capital gains/(losses)	(23)	22	-	(1)	-
Year ended December 31, 2013
Interest rate contracts:
Realized capital gains/(losses)	$(5)	$5	$-	$-	$-
Interest credited to policyholder
account balances	-	(2)	-	-	(2)
Other income	-	99	-	-	99
Foreign exchange contracts:
Realized capital gains/(losses)	(187)	204	-	17	-

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

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income:

	Gains (Losses)
Years Ended December 31,	Recognized in Earnings
(in millions)	2015	2014	2013
By Derivative Type:
Interest rate contracts	$339	$851	$(259)
Foreign exchange contracts	416	309	41
Equity contracts	(182)	(274)	(507)
Commodity contracts	(1)	(1)	(4)
Credit contracts	186	263	567
Other contracts	69	192	85
Embedded derivatives	49	(841)	1,099
Total	$876	$499	$1,022
By Classification:
Policy fees	$78	$-	$-
Net investment income	26	102	28
Net realized capital gains (losses)	365	(219)	257
Other income	401	599	750
Policyholder benefits and claims incurred	6	17	(13)
Total	$876	$499	$1,022

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk-related contingent features that were in a net liability position at December 31, 2015 and 2014, was approximately $2.0 billion and $2.5 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2015 and 2014, was $2.1 billion and $2.7 billion, respectively.

Item 8 / note 10. DERIVATIVES AND HEDGE ACCOUNTING

We estimate that at December 31, 2015, based on our outstanding financial derivative transactions, a one-notch downgrade of our long-term senior debt ratings to BBB+ by Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody’s Investors’ Service, Inc. (Moody’s) and an additional one-notch downgrade to BBB by S&P would result in approximately $44 million in additional collateral postings and termination payments, and a further one-notch downgrade to Baa3 by Moody’s and BBB– by S&P would result in approximately $95 million in additional collateral postings and termination payments.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of December 31, 2015. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could significantly differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were $5.7 billion and $6.1 billion at December 31, 2015 and 2014, respectively. These securities have par amounts of $11.2 billion and $12.3 billion at December 31, 2015 and 2014, respectively, and have remaining stated maturity dates that extend to 2055.

11. GOODWILL

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred.  We assess goodwill for impairment at one level below our reportable segments.  At December 31, 2015, our principal reporting units with goodwill are Commercial Insurance - Property Casualty, Consumer Insurance - Personal Insurance, and Consumer Insurance - Life. When a business is transferred from one reporting unit to another, as occurred with the transfer of a portion of the Consumer Insurance - Personal Insurance to Consumer Insurance – Life, as part of the 2014 segment changes, goodwill at the original reporting unit is allocated among reporting units based on the fair value of business transferred, relative to business retained by a reporting unit.

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

If the qualitative test is not performed or if the test indicates a potential impairment is present, we estimate the fair value of each reporting unit and compare the estimated fair value with the carrying amount of the reporting unit, including allocated

Item 8 / note 11. GOODWILL

goodwill. The estimate of a reporting unit’s fair value involves management judgment and is based on one or a combination of approaches including discounted expected future cash flows, market‑based earnings multiples of the unit’s peer companies, external appraisals or, in the case of reporting units being considered for sale, third‑party indications of fair value, if available. We consider one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test.

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

Goodwill was not impaired at December 31, 2015 based on the results of the goodwill impairment test.

The following table presents the changes in goodwill by reportable segment:

(in millions)	Commercial	Consumer	Other	Total
Balance at January 1, 2013:
Goodwill - gross	$2,444	$2,502	$-	$4,946
Accumulated impairments	(1,266)	(2,211)	-	(3,477)
Net goodwill	1,178	291	-	1,469
Increase (decrease) due to:
Other	6	-	-	6
Balance at December 31, 2013:
Goodwill - gross	2,450	2,502	-	4,952
Accumulated impairments	(1,266)	(2,211)	-	(3,477)
Net goodwill	1,184	291	-	1,475
Increase (decrease) due to:
Acquisition	-	28	-	28
Other	(49)	-	-	(49)
Balance at December 31, 2014:
Goodwill - gross	2,401	2,530	-	4,931
Accumulated impairments	(1,266)	(2,211)	-	(3,477)
Net goodwill	1,135	319	-	1,454
Increase (decrease) due to:
Acquisition	96	82	30	208
Other	(50)	1	-	(49)
Balance at December 31, 2015:
Goodwill - gross	2,447	2,613	30	5,090
Accumulated impairments	(1,266)	(2,211)	-	(3,477)
Net goodwill	$1,181	$402	$30	$1,613

12. INSURANCE LIABILITIES

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

Item 8 / note 12. INSURANCE LIABILITIES

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

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.6 billion and $12.4 billion at December 31, 2015 and 2014, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions or deductibles each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, the Non-life Insurance Companies manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim.  At December 31, 2015 and 2014, we held collateral of approximately $9.6 billion and $9.4 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and trust agreements.

The following table presents the reconciliation of activity in the Liability for unpaid losses and loss adjustment expenses:

Years Ended December 31,
(in millions)	2015	2014	2013
Liability for unpaid losses and loss adjustment expenses, beginning of year	$77,260	$81,547	$87,991
Reinsurance recoverable	(15,648)	(17,231)	(19,209)
Net liability for unpaid losses and loss adjustment expenses, beginning of year	61,612	64,316	68,782
Foreign exchange effect	(1,429)	(1,061)	(617)
Dispositions	-	-	(79)
Changes in net loss reserves due to retroactive asbestos reinsurance transaction	20	141	22
Total	60,203	63,396	68,108
Losses and loss adjustment expenses incurred:
Current year	20,308	21,279	22,171
Prior years, excluding discount	4,119	703	557
Prior years, discount charge (benefit)	(71)	478	(309)
Total	24,356	22,460	22,419
Losses and loss adjustment expenses paid*:
Current year	5,751	6,358	7,431
Prior years	18,205	17,886	18,780
Total	23,956	24,244	26,211
Balance, end of year:
Net liability for unpaid losses and loss adjustment expenses	60,603	61,612	64,316
Reinsurance recoverable	14,339	15,648	17,231
Total	$74,942	$77,260	$81,547

* Includes amounts related to dispositions through the date of disposition.

The net adverse development includes loss-sensitive business, for which we recognized (return) additional premiums on loss sensitive business of $(49) million, $105 million and $89 million for the years ended December 31, 2015, 2014and 2013, respectively.

Each quarter, we conduct a series of actuarial reviews to reassess the reasonableness of our carried reserves. These reviews are conducted for each class of business, and consist of hundreds of individual analyses. We consider data and information arising since the prior review and adjust, as appropriate, the methods and assumptions used in the latest actuarial reviews. Our analyses produce a range of indications from various methods, from which we select our best estimate.

For 2015, the adverse development of prior year losses is primarily a result of the following:

•         Excess Casualty – U.S. & Canada experienced $1.5 billion of adverse development largely driven by worse than expected loss emergence reported in 2015, reflecting worsening trends in the number and nature of high severity losses in both

Item 8 / note 12. INSURANCE LIABILITIES

general liability and umbrella auto liability, primarily for U.S. risks.  We reacted to the adverse emergence by updating our assumptions about loss severity, loss development patterns, and expected loss ratios for the most recent accident years.

•         Primary Casualty – U.S. & Canada experienced $1.1 billion of adverse development. $540 million related to workers’ compensation policies with risk sharing features to reflect estimated increased losses and reduced expectations of future recoveries from our insureds through these risk-sharing features. Risk-sharing features, include high deductibles, self-insured retentions or retrospective rating features.  We also experienced adverse development of $146 million in primary general liability due to adverse emergence of claims in the construction sector; $144 million in primary auto liability due to observed increases in both the frequency and severity of claims; $100 million for future claim handling expenses related to existing loss reserves, and $100 million in workers’ compensation for coverages sold to government contractors in U.S. and non U.S. military installations as a result of adverse loss emergence in recent accident years.

•         Financial Lines – U.S. & Canada experienced $579 million of adverse development related to development of several reported claims above expectations, in D&O and professional liability principally related to accident years 2006 through 2010.

•         Run-off insurance lines experienced $727 million of adverse development largely driven by $281 million in asbestos and environmental for accident years 1986 & prior and $272 million of other run-off. Reasons for this development are as follows:

•         Asbestos coverage has been excluded from AIG policies commencing in 1985. Most of AIG’s asbestos reserves are ceded to National Indemnity Company (NICO) under a retrospective reinsurance arrangement entered into in 2011. However, certain asbestos-related exposures are not subject to the NICO agreement, including asbestos exposures for which we have negotiated fixed payment schedules, and third party reinsurance assumed policies. The reported claim activity on the assumed claims has increased in the last year. As a result, we modified certain of our loss-reserve-related assumptions to better reflect this AIG-specific experience as well as consideration of recent industry-wide trends regarding expanding coverage theories for liability. As a result, we increased our 2015 reserves by $164 million and by $117 million for Asbestos and Environmental, respectively.

•         Run-off lines experienced $272 million of adverse development based on updated assumptions about future loss development.

In 2014, the increase in prior years’ loss reserves of $703 million included $550 million, $124 million, $182 million, $109 million, and $(102) million related to Primary Casualty – U.S. & Canada, Asbestos and environmental (1986 and prior), Financial Lines – International, Healthcare, and Natural Catastrophes – U.S. & Canada, respectively.

In 2013, the increase in prior years’ loss reserves of $557 million includes $498 million, $238 million, $(144) million, and $(54) million related to Primary Casualty – U.S. & Canada, Asbestos and environmental (1986 and prior), Excess Casualty – U.S. & Canada, and Healthcare, respectively.

Asbestos and Environmental Run-off Reserves

At December 31, 2015 and 2014, our net liability for unpaid loss and loss adjustment expenses included $722 million and $573 million, respectively, for asbestos and environmental-related claims (net of reinsurance, including retroactive reinsurance).  We cede the bulk of AIG Property Casualty’s net domestic asbestos liabilities under a 2011 retroactive reinsurance agreement with National Indemnity Company (NICO) with an aggregate limit of $3.5 billion. Reinsurance recoverables related to this agreement are $1.8 billion and $1.5 billion, respectively, at December 31, 2015 and 2014, respectively.  Under retroactive reinsurance accounting, contractual gains are deferred and amortized into income over the settlement period of the underlying reinsured claims. During 2015, 2014 and 2013, we recognized approximately $233 million, $0 and $72 million, respectively, of additional recoveries under the NICO agreement for which the income statement benefit was deferred. The expense related to this increase in the deferred gain liability is reported in Other income/expense and is therefore excluded from net losses incurred.

Item 8 / note 12. INSURANCE LIABILITIES

Reserves for asbestos and environmental claims cannot be estimated using conventional reserving techniques such as those that rely on historical accident year loss development factors. The methods used to determine asbestos and environmental loss estimates and to establish the resulting reserves are continually reviewed and updated by management.

Various factors contribute to the complexity and difficulty in determining the future development of claims such as court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage.

We primarily base our determination of these reserves on a combination of ground-up and top-down analyses of historical claims and available insurance coverages.  We consider a number of factors and recent experience, in addition to the results of both external and internal analyses, to estimate asbestos and environmental loss reserves.

Discounting of Reserves

At December 31, 2015, the liability for unpaid losses and loss adjustment expenses reflects a net loss reserve discount of $3.1 billion, including tabular and non-tabular calculations based upon the following assumptions:

•         Certain asbestos business that was written by Non-Life Insurance Companies is discounted, when allowed by the regulator and when payments are fixed and determinable, based on the investment yields of the companies and the payout pattern for this business.

•         The tabular workers’ compensation discount is calculated based on a 3.5 percent interest rate and the mortality table used in the 2007 U.S. Life Table.

•         The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations (prescribed or permitted) for each state.  For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns.

•         Our Delaware and Pennsylvania regulators approved use of a consistent discount rate (U.S. Treasury rate plus a liquidity premium) to all of our workers’ compensation reserves in companies domiciled in those states, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios.

•         In the fourth quarter of 2015, our Pennsylvania and Delaware regulators approved an updated discount rate that we applied to our workers’ compensation loss reserves for the legal entities domiciled in those states.

The discount consists of the following: $853  million of tabular discount for workers’ compensation, $2.3 billion of non-tabular discount for workers’ compensation in the domestic operations; and $7  million — non‑tabular discount for asbestos.

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

Future policy benefits also include certain guaranteed benefits of variable annuity products that are not considered embedded derivatives, primarily guaranteed minimum death benefits.  See Note 13 for additional information on guaranteed minimum death benefits.

The liability for long-duration future policy benefits has been established including assumptions for interest rates which vary by year of issuance and product, and range from approximately 3 percent to 14 percent. Mortality and surrender rate assumptions are generally based on actual experience when the liability is established.

Item 8 / note 12. INSURANCE LIABILITIES

Policyholder Contract Deposits

The liability for Policyholder contract deposits is primarily recorded at accumulated value (deposits received and net transfers from separate accounts, plus accrued interest credited at rates ranging from 0.2 percent to 9.0 percent at December 31, 2015, less withdrawals and assessed fees). Deposits collected on investment-oriented products are not reflected as revenues, because they are recorded directly to Policyholder contract deposits upon receipt.  Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenues.

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

For universal life policies with secondary guarantees, we recognize certain liabilities in addition to policyholder account balances.  For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract.  For universal life policies without secondary guarantees, for which profits followed by losses are first expected after contract inception, we establish a liability, in addition to policyholder account balances, so that expected future losses are recognized in proportion to the emergence of profits in the earlier (profitable) years.  Universal life account balances as well as these additional liabilities related to universal life products are reported within policyholder contract deposits in the Consolidated Balance Sheet.

Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by GICs issued to the trust by one of our Life Insurance Companies through our Institutional Markets operating segment.

The following table presents Policyholder contract deposits of the U.S. Life Insurance Companies by product line:

At December 31,
(in millions)	2015	2014
Policyholder contract deposits:
Fixed Annuities	$52,397	$53,370
Group Retirement	37,865	37,693
Life	14,028	13,717
Retirement Income Solutions	13,927	10,040
Institutional Markets	9,371	9,793
Total Policyholder contract deposits	$127,588	$124,613

Other Policyholder Funds

Other policyholder funds include unearned revenue reserves (URR). URR consist of front-end loads on investment-oriented contracts, representing those policy loads that are non-level and typically higher in initial policy years than in later policy years. URR for investment-oriented contracts are generally deferred and amortized, with interest, in relation to the incidence of estimated gross profits (EGPs) to be realized over the estimated lives of the contracts and are subject to the same adjustments due to changes in the assumptions underlying EGPs as DAC.  Amortization of URR is recorded in Policy fees.

Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 2.2 percent of gross insurance in force at December 31, 2015 and 2.4 percent of gross domestic premiums and other considerations in 2015. The amount of annual dividends to be paid is approved locally by the boards of directors of the Life Insurance Companies.

Item 8 / note 12. INSURANCE LIABILITIES

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

Variable annuity contracts may include certain contractually guaranteed benefits to the contract holder. These guaranteed features include guaranteed minimum death benefits (GMDB) that are payable in the event of death, and living benefits that are payable in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits include guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum accumulation benefits (GMAB).  A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e. the features are mutually exclusive, so the exposure to the guaranteed amount for each feature is independent of the exposure from other features (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during their lifetime). A policyholder cannot purchase more than one living benefit on one contract.  The net amount at risk for each feature is calculated irrespective of the existence of other features; as a result, the net amount at risk for each feature is not additive to that of other features.

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

At December 31,
(in millions)	2015	2014
Equity funds	$39,284	$40,811
Bond funds	7,261	7,566
Balanced funds	24,849	22,354
Money market funds	826	797
Total	$72,220	$71,528

Item 8 / note 13. VARIABLE LIFE AND ANNUITY CONTRACTS

GMDB and GMIB

Depending on the contract, the GMDB feature may provide a death benefit of either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in rare instances, no minimum return) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary. GMIB guarantees a minimum level of periodic income payments upon annuitization.  GMDB is our most widely offered benefit. Our account values subject to guarantees also include GMIB to a lesser extent, which is no longer offered.

The liabilities for GMDB and GMIB, which are recorded in Future policy benefits, represent the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected assessments, through Policyholder benefits and losses incurred.  The net amount at risk for GMDB represents the amount of benefits in excess of account value if death claims were filed on all contracts on the balance sheet date.

The following table presents details concerning our GMDB exposures, by benefit type:

At December 31,	2015		2014
	Net Deposits		Net Deposits
	Plus a Minimum	Highest Contract	Plus a Minimum	Highest Contract
(dollars in billions)	Return	Value Attained	Return	Value Attained
Account value	$87	$16	$85	$17
Net amount at risk	2	1	1	1
Average attained age of contract holders by product	63	69	62	68
Range of guaranteed minimum return rates	0-4.5%		0%-5%

The following summarizes GMDB and GMIB liabilities related to variable annuity contracts, excluding assumed reinsurance:

Years Ended December 31,
(in millions)	2015	2014	2013
Balance, beginning of year	$420	$394	$413
Reserve increase	127	93	32
Benefits paid	(56)	(67)	(51)
Balance, end of year	$491	$420	$394

Assumptions used to determine the GMDB and GMIB liability include interest rates, which vary by year of issuance and products; mortality rates, which are based upon actual experience modified to allow for variations in policy form; lapse rates, which are based upon actual experience modified to allow for variations in policy form; investment returns, using assumptions from a randomly generated model; and asset growth assumptions, which include a reversion to the mean methodology, similar to that applied for DAC.

We regularly evaluate estimates used to determine the GMDB liability and adjust the additional liability balance, with a related charge or credit to Policyholder benefits and losses incurred, if actual experience or other evidence suggests that earlier assumptions should be revised.

GMWB and GMAB

Certain of our variable annuity contracts contain optional GMWB benefits and, to a lesser extent, GMAB benefits, which are not currently offered. With a GMWB, the contract holder can monetize the excess of the guaranteed amount over the account value of the contract only through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount. If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for lifetime GMWB products, the annuity payments continue as long as the covered person(s) is living. With a GMAB benefit, the contract holder can monetize the excess of the guaranteed amount over the account value of the contract, provided the contract holder persists until the maturity date.

Item 8 / note 13. VARIABLE LIFE AND ANNUITY CONTRACTS

The liabilities for GMWB and GMAB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Other net realized capital gains (losses). The fair value of these embedded derivatives was a net liability of $1.2 billion and $957 million at December 31, 2015 and 2014, respectively. See Note 4 for discussion of the fair value measurement of guaranteed benefits that are accounted for as embedded derivatives.  We had account values subject to GMWB and GMAB that totaled $38 billion and $35 billion at December 31, 2015 and 2014, respectively. The net amount at risk for GMWB represents the present value of minimum guaranteed withdrawal payments, in accordance with contract terms, in excess of account value, assuming no lapses. The net amount at risk for GMAB represents the present value of minimum guaranteed account value in excess of the current account balance, assuming no lapses. In aggregate, the net amount at risk related to the GMWB and GMAB guarantees was $640 million and $414 million at December 31, 2015 and 2014, respectively. We use derivative instruments and other financial instruments to mitigate a portion of our exposure that arises from GMWB and GMAB benefits.

14. DEBT

Our long-term debt is denominated in various currencies, with both fixed and variable interest rates. Long-term debt is carried at the principal amount borrowed, including unamortized discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable. The interest rates presented in the following table reflect the range of contractual rates in effect at December 31, 2015, including fixed and variable rate issuances.

The following table lists our total debt outstanding at December 31, 2015 and 2014. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2015, including fixed and variable-rates:

			Balance at	Balance at
At December 31, 2015	Range of	Maturity	December 31,	December 31,
(in millions)	Interest Rate(s)	Date(s)	2015	2014
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	2.30% - 8.13%	2016 - 2097	$17,136	$15,570
Subordinated debt	2.38%	2015	-	250
Junior subordinated debt	4.88% - 8.63%	2037 - 2058	1,337	2,466
AIG Japan Holdings Kabushiki Kaisha	0.44% - 1.25%	2016 - 2019	106	-
AIGLH notes and bonds payable	6.63% - 7.50%	2025 - 2029	284	284
AIGLH junior subordinated debt	7.57% - 8.50%	2030 - 2046	422	536
Total AIG general borrowings			19,285	19,106
AIG borrowings supported by assets:(a)
MIP notes payable	2.28% - 8.59%	2016 - 2018	1,372	2,870
Series AIGFP matched notes and bonds payable	0.16% - 7.50%	2017 - 2047	34	34
GIAs, at fair value	0.02% - 7.62%	2016 - 2047	3,276	4,648
Notes and bonds payable, at fair value	0.12% - 10.37%	2016 - 2047	394	818
Total AIG borrowings supported by assets			5,076	8,370
Total debt issued or guaranteed by AIG			24,361	27,476
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	0.06%	2017	2	58
Debt of consolidated investments(b)	0.00% - 6.6%	2016 - 2062	4,987	3,683
Total debt not guaranteed by AIG			4,989	3,741
Total long term debt			$29,350	$31,217

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent.  Collateral posted to third parties was $2.4 billion and $3.5 billion at December 31, 2015 and December 31, 2014, respectively.  This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b) At December 31, 2015, includes debt of consolidated investment vehicles related to real estate investments of $2.4 billion, affordable housing partnership investments and securitizations of $2.2 million, and other securitization vehicles and investments of $359 million, respectively. At December 31, 2014, includes debt of consolidated investment vehicles related to real estate investments of $2.1 billion, affordable housing partnership investments and securitizations of $853 million, and other securitization vehicles and investments of $728 million, respectively.

Item 8 / note 14. DEBT

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $5 billion in borrowings of debt of consolidated investments:

December 31, 2015		Year Ending
(in millions)	Total	2016	2017	2018	2019	2020	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$17,136	$992	$192	$1,106	$999	$1,345	$12,502
Subordinated debt	-	-	-	-	-	-	-
Junior subordinated debt	1,337	-	-	-	-	-	1,337
AIG Japan Holdings Kabushiki Kaisha	106	-	-	-	106	-	-
AIGLH notes and bonds payable	284	-	-	-	-	-	284
AIGLH junior subordinated debt	422	-	-	-	-	-	422
Total AIG general borrowings	19,285	992	192	1,106	1,105	1,345	14,545
AIG borrowings supported by assets:
MIP notes payable	1,372	245	781	346	-	-	-
Series AIGFP matched notes and
bonds payable	34	-	10	-	-	-	24
GIAs, at fair value	3,276	190	176	464	90	41	2,315
Notes and bonds payable, at fair value	394	192	10	123	-	-	69
Total AIG borrowings supported by assets	5,076	627	977	933	90	41	2,408
Total debt issued or guaranteed by AIG	24,361	1,619	1,169	2,039	1,195	1,386	16,953
Other subsidiaries notes, bonds, loans
and mortgages payable	2	-	2	-	-	-	-
Total	$24,363	$1,619	$1,171	$2,039	$1,195	$1,386	$16,953

Uncollateralized and collateralized notes, bonds, loans and mortgages payable consisted of the following:

	Uncollateralized	Collateralized
At December 31, 2015	Notes/Bonds/Loans	Loans and
(in millions)	Payable	Mortgages Payable	Total
AIG general borrowings	$-	$106	$106
Other subsidiaries notes, bonds, loans and mortgages payable*	-	2	2
Total	$-	$108	$108

*    AIG does not guarantee any of these borrowings.

Junior Subordinated Debt

In August 2012, we entered into new replacement capital covenants (the New RCCs) for the initial benefit of the holders of our 2.375% Subordinated Notes due 2015 (the Subordinated Notes), in connection with our 5.75% Series A-2 Junior Subordinated Debentures and our 4.875% Series A-3 Junior Subordinated Debentures.  We covenanted in each New RCC that, subject to certain exceptions, we would not repay, redeem or purchase, and that none of our subsidiaries would purchase, the applicable series of junior subordinated debentures prior to the scheduled termination date of that New RCC, unless since the date 360 days prior to the date of that repayment, redemption or purchase, we have received a specified amount of net cash proceeds from the sale of common stock or certain other qualifying securities that have certain characteristics that are at least as equity-like as the applicable characteristics of the applicable series of junior subordinated debentures, or we or our subsidiaries have issued a specified amount of common stock in connection with the conversion or exchange of certain convertible or exchangeable securities. In the first quarter of 2013, our obligations under the New RCCs were effectively terminated because one of the termination provisions set forth in the New RCCs was triggered when it was determined that neither series of junior subordinated debentures received equity credit any longer for rating agency purposes.

In 2015, we repurchased approximately $588 million aggregate principal amount of our 8.175% Series A-6 Junior Subordinated Debentures.

Item 8 / note 14. DEBT

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

On July 11, 2013, the AIGLH junior subordinated debentures were distributed to holders of the capital securities, the capital securities were cancelled and the trusts were dissolved. At December 31, 2015, the junior subordinated debentures outstanding consisted of $116 million of 8.5 percent junior subordinated debentures due July 2030, $227 million of 8.125 percent junior subordinated debentures due March 2046 and $79 million of 7.57 percent junior subordinated debentures due December 2045, each guaranteed by AIG Parent.

Credit Facilities

On November 5, 2015, we amended and restated the five-year syndicated credit facility entered into on June 19, 2014 (the Previous Facility).  The amended and restated five-year syndicated facility (the Five-Year Facility) provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.5 billion (increased from a $4.0 billion commitment in the Previous Facility) without any limits on the type of borrowings and is scheduled to expire in November 2020 (the Previous Facility was scheduled to expire in June 2019).  The increased commitment of $500 million to the Five-Year Facility offsets the effect of the expiration of our $500 million contingent liquidity facility.

At December 31, 2015		Available		Effective
(in millions)	Size	Amount	Expiration	Date
Five-Year Syndicated Credit Facility	$4,500	$4,500	November 2020	11/5/2015

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

Item 8 / note 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

Consolidated 2008 Securities Litigation.  On May 19, 2009, a consolidated class action complaint, resulting from the consolidation of eight purported securities class actions filed between May 2008 and January 2009, was filed against AIG and certain directors and officers of AIG and AIGFP, AIG’s outside auditors, and the underwriters of various securities offerings in the United States District Court for the Southern District of New York (the Southern District of New York) in In re American International Group, Inc. 2008 Securities Litigation (the Consolidated 2008 Securities Litigation), asserting claims under the Securities Exchange Act of 1934, as amended (the Exchange Act), and claims under the Securities Act of 1933, as amended (the Securities Act), for allegedly materially false and misleading statements in AIG’s public disclosures from March 16, 2006 to September 16, 2008 relating to, among other things, the Subprime Exposure Issues.

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

On March 27, 2015, an additional securities action was filed in state court in Orange County, California asserting a claim against AIG pursuant to Section 11 of the Securities Act (the California Action) that is substantially similar to those in the Consolidated 2008 Securities Litigation and the two remaining Individual Securities Litigations pending in the Southern District of New York.  On July 10, 2015, AIG filed a motion to stay the California Action. On September 18, 2015, the court denied AIG’s motion to stay the California Action. On October 23, 2015, AIG filed an appeal of the court’s denial. On January 28, 2016, the California appellate court summarily denied AIG’s appeal. On February 8, 2016, AIG filed a petition for review in the California Supreme Court.

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

Item 8 / note 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

On August 25, 2015, SICO filed its appellate brief, in which it stated SICO does not appeal the dismissal of the derivative claims it asserted on behalf of AIG. On December 7, 2015, the United States filed its principal and response brief.

In the Court of Federal Claims, the United States has alleged, as an affirmative defense in its answer, that AIG is obligated to indemnify the FRBNY and its representatives, including the Federal Reserve Board of Governors and the United States (as the FRBNY’s principal), for any recovery in the SICO Treasury Action.

Item 8 / note 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

False Claims Act Complaint

On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a first amended complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The first amended complaint alleged that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and Maiden Lane II LLC and Maiden Lane III LLC entities (the Maiden Lane Interests) through, among other things, misrepresenting AIG’s ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The first amended complaint sought unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys’ fees, costs and expenses. The complaint and the first amended complaint were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the first amended complaint on AIG on July 11, 2011. On April 19, 2013, the Court granted AIG’s motion to dismiss, dismissing the first amended complaint in its entirety, without prejudice, giving the Relators the opportunity to file a second amended complaint. On May 24, 2013, the Relators filed a second amended complaint, which attempted to plead the same claims as the prior complaints and did not specify an amount of alleged damages. AIG and its co-defendants filed motions to dismiss the second amended complaint on August 9, 2013. On March 29, 2014, the Court dismissed the second amended complaint with prejudice. On April 30, 2014, the Relators filed a Notice of Appeal to the Ninth Circuit. We are unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation.

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

The complaints filed by the plaintiffs and the intervenors request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. Plaintiffs have now reduced the amount of compensatory damages they are seeking at trial to $1.1 billion. AIG and its subsidiaries deny the allegations of fraud and suppression, assert that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement, that the claims are barred by the statute of limitations, and that the statute cannot be tolled in light of the public disclosure of the excess coverage. The plaintiffs and intervenors, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations.

On August 15, 2012, the trial court entered an order granting plaintiffs’ motion for class certification, and on September 12, 2014, the Alabama Supreme Court affirmed that order. AIG and the other defendants’ petition for rehearing of that decision

Item 8 / note 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

was denied on February 27, 2015. The matter has been remanded to the trial court for general discovery and adjudication of the merits. On November 24, 2015, the trial court ruled that the defendants had a duty to disclose the amount of insurance available at the settlement approval hearings and that the defendants breached that duty. AIG intends to appeal this ruling in the event of an adverse judgment at trial. Trial is expected to commence on February 22, 2016. In 2015, we accrued our current estimate of loss with respect to this litigation.

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

Legal Reserves

We recorded increases in our legal reserve liability of $25 million and $507 million in the years ended December 31, 2015 and 2014, respectively.

Item 8 / note 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

Commitments

We occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

The following table presents the future minimum lease payments under operating leases at December 31, 2015:

(in millions)
2016	$304
2017	234
2018	168
2019	126
2020	93
Remaining years after 2020	210
Total	$1,135

Rent expense was $327 million, $471 million and $414 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.6 billion at December 31, 2015.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at December 31, 2015 was $208 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

Item 8 / note 15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

Other

•      See Note 9 to the Consolidated Financial Statements for additional discussion on commitments and guarantees associated with VIEs.

•     See Note 10 to the Consolidated Financial Statements for additional disclosures about derivatives.

•     See Note 24 to the Consolidated Financial Statements for additional disclosures about guarantees of outstanding debt.

16. Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Year Ended December 31, 2013
Shares, beginning of year	1,906,611,680	(430,289,745)	1,476,321,935
Shares issued	34,009	24,778	58,787
Shares repurchased	-	(12,317,399)	(12,317,399)
Shares, end of year	1,906,645,689	(442,582,366)	1,464,063,323
Year Ended December 31, 2014
Shares, beginning of year	1,906,645,689	(442,582,366)	1,464,063,323
Shares issued	25,803	15,748	41,551
Shares repurchased	-	(88,177,903)	(88,177,903)
Shares, end of year	1,906,671,492	(530,744,521)	1,375,926,971
Year Ended December 31, 2015
Shares, beginning of year	1,906,671,492	(530,744,521)	1,375,926,971
Shares issued	-	371,806	371,806
Shares repurchased	-	(182,382,160)	(182,382,160)
Shares, end of year	1,906,671,492	(712,754,875)	1,193,916,617

Item 8 / note 16. EQUITY

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

On March 26, 2015, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on March 12, 2015. On June 25, 2015, AIG paid a dividend of $0.125 per share on AIG Common Stock to shareholders of record on June 11, 2015.  On September 28, 2015, AIG paid a dividend of $0.28 per share on AIG Common Stock to shareholders of record on September 14, 2015.  On December 21, 2015, AIG paid a dividend of $0.28 per share on AIG Common Stock to shareholders of record on December 7, 2015.

Repurchase of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On December 16, 2015, our Board of Directors authorized an additional increase of $3.0 billion to its previous share repurchase authorization, resulting in an aggregate remaining authorization on such date of approximately $4.1 billion.  As of December 31, 2015, approximately $3.3 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

For the year ended December 31, 2013, we repurchased approximately 12 million shares of AIG Common Stock for an aggregate purchase price of approximately $597 million.

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

For the year ended December 31, 2015, we repurchased approximately 182 million shares of AIG Common Stock for an aggregate purchase price of approximately $10.7 billion.

The total number of shares of AIG Common Stock repurchased for the year ended December 31, 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an accelerated share repurchase agreement executed in the fourth quarter of 2014.

Item 8 / note 16. EQUITY

The timing of any future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation
	(Depreciation) of Fixed
	Maturity Investments	Unrealized
	on Which Other-Than-	Appreciation	Foreign	Retirement
	Temporary Credit	(Depreciation)	Currency	Plan
	Impairments	of All Other	Translation	Liabilities
(in millions)	Were Taken	Investments	Adjustments	Adjustment	Total
Balance, January 1, 2013, net of tax	$575	$13,446	$(403)	$(1,044)	$12,574
Change in unrealized
appreciation (depreciation) of investments	464	(14,069)	-	-	(13,605)
Change in deferred policy
acquisition costs adjustment and other	(127)	1,000	-	-	873
Change in future policy benefits	79	2,658	-	-	2,737
Change in foreign currency
translation adjustments	-	-	(454)	-	(454)
Net actuarial gain	-	-	-	1,012	1,012
Prior service credit	-	-	-	(51)	(51)
Change in deferred tax asset (liability)	(55)	3,738	(102)	(330)	3,251
Total other comprehensive income (loss)	361	(6,673)	(556)	631	(6,237)
Noncontrolling interests	-	(16)	(7)	-	(23)
Balance, December 31, 2013, net of tax	$936	$6,789	$(952)	$(413)	$6,360
Change in unrealized
appreciation of investments	156	7,564	-	-	7,720
Change in deferred policy
acquisition costs adjustment and other	68	(495)	-	-	(427)
Change in future policy benefits	(133)	(1,113)	-	-	(1,246)
Change in foreign currency
translation adjustments	-	-	(833)	-	(833)
Net actuarial loss	-	-	-	(815)	(815)
Prior service credit	-	-	-	(49)	(49)
Change in deferred tax asset (liability)	16	(418)	1	308	(93)
Total other comprehensive income (loss)	107	5,538	(832)	(556)	4,257
Noncontrolling interests	-	-	-	-	-
Balance, December 31, 2014, net of tax	$1,043	$12,327	$(1,784)	$(969)	$10,617
Change in unrealized
depreciation of investments	(488)	(10,519)	-	-	(11,007)
Change in deferred policy
acquisition costs adjustment and other	(146)	1,265	-	-	1,119
Change in future policy benefits	92	1,112	-	-	1,204
Change in foreign currency
translation adjustments	-	-	(1,129)	-	(1,129)
Net actuarial gain	-	-	-	413	413
Prior service credit	-	-	-	(239)	(239)
Change in deferred tax asset (liability)	195	1,380	29	(51)	1,553
Total other comprehensive income (loss)	(347)	(6,762)	(1,100)	123	(8,086)
312

Item 8 / note 16. EQUITY

Noncontrolling interests	-	(1)	(5)	-	(6)
Balance, December 31, 2015, net of tax	$696	$5,566	$(2,879)	$(846)	$2,537

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2015, 2014 and 2013:

	Unrealized Appreciation
	(Depreciation) of Fixed
	Maturity Securities	Unrealized
	on Which Other-Than-	Appreciation	Foreign	Retirement
	Temporary Credit	(Depreciation)	Currency	Plan
	Impairments Were	of All Other	Translation	Liabilities
(in millions)	Recognized	Investments	Adjustments	Adjustment	Total
December 31, 2013
Unrealized change arising during period	$507	$(9,556)	$(454)	$851	$(8,652)
Less: Reclassification adjustments
included in net income	91	855	-	(110)	836
Total other comprehensive income (loss),
before income tax expense (benefit)	416	(10,411)	(454)	961	(9,488)
Less: Income tax expense (benefit)	55	(3,738)	102	330	(3,251)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$361	$(6,673)	$(556)	$631	$(6,237)

December 31, 2014
Unrealized change arising during period	$119	$6,488	$(833)	$(866)	$4,908
Less: Reclassification adjustments
included in net income	28	532	-	(2)	558
Total other comprehensive income (loss),
before income tax expense (benefit)	91	5,956	(833)	(864)	4,350
Less: Income tax expense (benefit)	(16)	418	(1)	(308)	93
Total other comprehensive income (loss),
net of income tax expense (benefit)	$107	$5,538	$(832)	$(556)	$4,257

December 31, 2015
Unrealized change arising during period	$(471)	$(7,068)	$(1,129)	$285	$(8,383)
Less: Reclassification adjustments
included in net income	71	1,074	-	111	1,256
Total other comprehensive income (loss),
before income tax expense (benefit)	(542)	(8,142)	(1,129)	174	(9,639)
Less: Income tax expense (benefit)	(195)	(1,380)	(29)	51	(1,553)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(347)	$(6,762)	$(1,100)	$123	$(8,086)

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Consolidated Statements of Income:

	Amount Reclassified
	from Accumulated Other
Years Ended December 31,	Comprehensive Income			Affected Line Item in the
(in millions)	2015	2014	2013	Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were recognized

Investments	$71	$28	$91	Other realized capital gains
313

Item 8 / note 16. EQUITY

Total	71	28	91
Unrealized appreciation (depreciation) of all other investments
Investments	1,054	669	2,452	Other realized capital gains
Deferred acquisition costs adjustment	3	(20)	(28)	Amortization of deferred policy acquisition costs
Future policy benefits	17	(117)	(1,569)	Policyholder benefits and losses incurred
Total	1,074	532	855
Change in retirement plan liabilities adjustment
Prior-service costs	214	47	47	*
Actuarial gains/(losses)	(103)	(49)	(157)	*
Total	111	(2)	(110)
Total reclassifications for the period	$1,256	$558	$836

*    These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 20 to the Consolidated Financial Statements.

17. EARNINGS PER SHARE (EPS)

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

The following table presents the computation of basic and diluted EPS:

Years Ended December 31,
(dollars in millions, except per share data)	2015	2014	2013
Numerator for EPS:
Income from continuing operations	$2,222	$7,574	$9,008
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	26	(5)	7
Income attributable to AIG common shareholders from continuing operations	2,196	7,579	9,001
Income (loss) from discontinued operations	-	(50)	84
Net income attributable to AIG common shareholders	$2,196	$7,529	$9,085
Denominator for EPS:
Weighted average shares outstanding — basic	1,299,825,350	1,427,959,799	1,474,171,690
Dilutive shares	34,639,533	19,593,853	7,035,107
Weighted average shares outstanding — diluted*	1,334,464,883	1,447,553,652	1,481,206,797
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.69	$5.31	$6.11
Income from discontinued operations	$-	$(0.04)	$0.05
Net Income attributable to AIG	$1.69	$5.27	$6.16
Diluted:
Income from continuing operations	$1.65	$5.24	$6.08
Income from discontinued operations	$-	$(0.04)	$0.05
Net Income attributable to AIG	$1.65	$5.20	$6.13

*    Dilutive shares primarily result from share-based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of the recapitalization in January 2011.  The number of shares excluded from diluted shares outstanding were 0.2 million, 0.3 million and 38 million for the years ended December 31, 2015, 2014 and 2013, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

Item 8 / note 18. STATUTORY FINANCIAL DATA AND RESTRICTIONS

18. STATUTORY FINANCIAL DATA AND RESTRICTIONS

The following table presents statutory net income (loss) and capital and surplus for our Non-Life Insurance Companies and our Life Insurance Companies in accordance with statutory accounting practices:

(in millions)	2015	2014	2013
Years Ended December 31,
Statutory net income (loss)(a)(b)(c)(d)(e):
Non-Life Insurance Companies:
Domestic(d)(e)	$1,202	$3,265	$11,440
Foreign	521	1,252	842
Total Non-Life Insurance Companies	1,723	4,517	12,282
Life Insurance Companies:
Domestic	2,672	2,865	5,047
Foreign	(16)	(9)	(9)
Total Life Insurance Companies	2,656	2,856	5,038
At December 31,
Statutory capital and surplus(a)(c)(d)(e):
Non-Life Insurance Companies:
Domestic(d)(e)	$24,358	$27,621
Foreign	11,465	12,183
Total Non-Life Insurance Companies	35,823	39,804
Life Insurance Companies:
Domestic	8,287	9,879
Foreign	422	437
Total Life Insurance Companies	8,709	10,316
Aggregate minimum required statutory capital and surplus:
Non-Life Insurance Companies(f):
Domestic(f)	$6,493	$7,540
Foreign	7,554	8,210
Total Non-Life Insurance Companies	14,047	15,750
Life Insurance Companies:
Domestic	3,658	3,674
Foreign	45	46
Total Life Insurance Companies	3,703	3,720

(a) Excludes discontinued operations and other divested businesses. Statutory capital and surplus and net income (loss) with respect to foreign operations are as of November 30.

(b) Non-Life Insurance Companies did not recognize material statutory gains related to legal entity simplification (restructuring) in 2015. Non-Life Insurance Companies include $0 and approximately $8.0 billion of recognized statutory gains related to legal entity simplification (restructuring) in 2014 and 2013, respectively. These recognized gains were largely offset by reductions in unrealized gains; therefore, there was no material impact to total surplus.

(c) In aggregate, the 2014 Non-Life Insurance Companies and Life Insurance Companies statutory net income (loss) and statutory capital and surplus amounts increased by $115 million and $303 million, respectively, compared to the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014, due to finalization of statutory filings.

(d) Non-Life Insurance Companies recognized $2.75 billion of capital contributions from AIG Parent in their statutory financial statements as of December 31, 2015, related to the reserve strengthening in the fourth quarter of 2015. These capital contributions were received in January 2016.

(e) For the year ended December 31, 2015, excluded Eaglestone Reinsurance Company (Eaglestone), a reinsurer of run-off lines of business from affiliates within Non-Life Insurance Companies, which was transferred from the Non-Life Insurance Companies to Corporate and Other. The statutory net income and statutory capital and surplus of Eaglestone at December 31, 2015 were $22.8 million and $1.9 billion, respectively. The statutory surplus included $150 million of capital contribution received from AIG Parent in January 2016.

(f) For the year ended December 31, 2015, excluded $274 million for Eaglestone.

Item 8 / note 18. STATUTORY FINANCIAL DATA AND RESTRICTIONS

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

For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S., and can vary significantly by jurisdiction. At both December 31, 2015 and 2014, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.

At December 31, 2015 and 2014, with the exception of one permitted practice adopted by one domestic life insurance subsidiary in 2015, described below, the use of prescribed or permitted statutory accounting practices by our domestic and foreign insurance subsidiaries did not result in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk-based capital that would have been reported had NAIC statutory accounting practices or the prescribed regulatory accounting practices of their respective foreign regulatory authority been followed in all respects for domestic and foreign insurance entities. As described in Note 12, our domestic insurance subsidiaries domiciled in New York and Pennsylvania discount non-tabular workers’ compensation reserves based on the prescribed or approved regulations in each of those states. This practice did not have a material impact on our statutory surplus, statutory net income (loss), or risk-based capital.  In 2015, a domestic life insurance subsidiary domiciled in Texas adopted a permitted statutory accounting practice to report derivatives used to hedge interest rate risk on product-related embedded derivatives at amortized cost instead of fair value.  The initial adoption of the permitted practice resulted in a reduction to the statutory surplus of our subsidiary of $366 million at December 31, 2015.

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

Under the other intercompany reinsurance arrangement, certain Regulation XXX and Guideline AXXX reserves related to a closed block of in-force business are ceded to an affiliated off-shore life insurer, which is licensed as a class E insurer under Bermuda law.  Bermuda law permits the off-shore life insurer to record an asset that effectively reduces the statutory reserves for the assumed reinsurance to the level that would be required under U.S. GAAP. Letters of credit are used to support the credit for reinsurance provided by the affiliated off-shore life insurer. The letters of credit are subject to reimbursement by AIG Parent in the event of a drawdown. See Note 7 for additional information regarding these letters of credit.

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

Item 8 / note 18. STATUTORY FINANCIAL DATA AND RESTRICTIONS

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

Largely as a result of these restrictions, approximately $41.6 billion of the statutory capital and surplus of our consolidated insurance subsidiaries were restricted from transfer to AIG Parent without prior approval of state insurance regulators at December 31, 2015.

To our knowledge, no AIG insurance company is currently on any regulatory or similar “watch list” with regard to solvency.

Parent Company Dividend Restrictions

At December 31, 2015, our ability to pay dividends is not subject to any significant contractual restrictions, but remains subject to regulatory restrictions. See Note 16 herein for additional information about our ability to pay dividends to our shareholders.

19. SHARE-BASED AND OTHER COMPENSATION PLANS

The following table presents our share‑based compensation expense:

Years Ended December 31,
(in millions)	2015	2014	2013
Share-based compensation expense - pre-tax*	$365	$349	$457
Share-based compensation expense - after tax	237	227	297

*    For the years ended December 31, 2015, 2014 and 2013, $19 million, $86 million and $315 million, respectively, of pre-tax compensation expense was attributed to unsettled liability-classified awards, the values of which are based on our share price at the reporting date. Our share price was $61.97, $56.01 and $51.05 at December 31, 2015, 2014 and 2013, respectively.  In addition, we recognized $147 million, $120 million and $101 million for immediately vested stock-settled awards issued to retirement eligible employees in 2015, 2014 and 2013, respectively.

Employee Plans

The Company grants annual Long Term Incentive (LTI) awards under the 2013 Long Term Incentive Plan (2013 LTIP), which is governed by the AIG 2013 Omnibus Incentive Plan (2013 Plan).  The 2013 Plan replaced the AIG 2010 Stock Incentive Plan (2010 Plan) as of May 15, 2013 but does not affect the terms and conditions of any award issued under the 2010 Plan.  The 2013 Plan is currently the only plan under which share-settled awards can be made.

 As of December 31, 2015, the Starr International Company Inc. Deferred Compensation Profit Participation Plans (the SICO Plans) are the only legacy plans for which awards remain unvested.

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

Item 8 / note 19. SHARE-BASED AND OTHER COMPENSATION PLANS

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

During 2015, performance share units (PSUs) and deferred stock units (DSUs) were granted under the 2013 Plan and 45,670,678 shares are available for future grants as of December 31, 2015.  PSUs were issued to employees as part of our long-term incentive program in March 2015 and are also issued for off-cycle grants, which are made from time to time during the year as sign-on awards to new hires or as a result of a change in employee status.

AIG 2010 Stock Incentive Plan

The 2010 Plan was adopted at the 2010 Annual Meeting of Shareholders.  The total number of shares of AIG Common Stock that could be granted under the 2010 Plan was 60 million.  During 2013, we granted PSUs, DSUs and restricted stock units (RSUs) under the 2010 Plan.  Each PSU, DSU and RSU awarded reduced the number of shares available for future grants by one share.  Subsequent to the adoption of the 2013 Plan in May 2013, no additional grants were made under the 2010 Plan.

Share-settled Awards

AIG 2013 Long Term Incentive Plan

The 2013 LTIP provides for the annual grant of PSUs to certain employees, including our senior executive officers and other highly compensated employees.   Each recipient of an award is granted a number of PSUs (the target) that provides the opportunity to receive shares of AIG Common Stock based on AIG achieving specified performance goals at the end of a three-year performance period.  These performance goals are pre-established by AIG’s Compensation and Management Resources Committee for each annual grant and may differ from year to year. The actual number of PSUs earned can vary from zero to 150 percent of the target depending on AIG’s performance relative to a specified peer group. Vesting occurs in three equal installments beginning on January 1 of the year immediately following the end of a performance period and January 1 of each of the next two years.  Recipients must be employed at each vesting date to be entitled to share delivery, except upon the occurrence of an accelerated vesting event, such as an involuntary termination without cause, disability, retirement or death during the vesting period.

LTI awards granted in 2015 accrue dividend equivalent units (DEUs) in the form of additional PSUs whenever a cash dividend is declared on shares of AIG Common Stock; the DEUs are subject to the same vesting terms and conditions as the underlying PSUs.  Neither dividends nor DEUs accrue on unvested PSUs or the shares underlying the PSUs for LTI awards granted in 2014 and 2013.

Performance Share Unit Goals and Valuation

The performance goals used to measure LTI awards granted in 2015 and 2014 pertain to AIG’s total shareholder return (TSR) and credit default swap (CDS) spread, weighted 75 percent and 25 percent, respectively, in each case relative to a specified peer group.  The goals for the 2013 awards are AIG’s growth in tangible book value per common share (TBVPS) (excluding accumulated other comprehensive income) and TSR weighted 50 percent each, in each case relative to a specified peer group. The fair value of PSUs to be earned based on AIG’s TBVPS and CDS spreads was based on the closing price of AIG Common Stock on the grant date. However, PSUs granted in 2014 and 2013 that vest based on these goals were discounted by the present value of estimated dividends to be paid during the respective vesting periods as these awards do not accrue dividends or DEUs.  The fair value of PSUs to be earned based on AIG’s TSR relative to a specified peer group was determined on the grant date using a Monte Carlo simulation.

Item 8 / note 19. SHARE-BASED AND OTHER COMPENSATION PLANS

The following table presents the assumptions used to estimate the fair value of PSUs that vest based on AIG’s TSR:

	2015	2014	2013
Expected dividend yield(a)	1.78%	1.13%	0.38%
Expected volatility(b)	22.71%	23.66%	30.79%
Risk-free interest rate(c)	1.01%	0.76%	0.50%

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

The following table summarizes outstanding share-settled LTI awards(a):

				Weighted Average
As of or for the Year	Number of PSUs(b)			Grant-Date Fair Value
Ended December 31, 2015	2015 LTI	2014 LTI	2013 LTI	2015 LTI	2014 LTI	2013 LTI
Unvested, beginning of year	-	4,036,527	4,066,182	$-	$48.72	$37.09
Granted	6,445,639	10,225	-	54.55	52.83	-
Vested	(3,212,976)	(1,270,263)	(1,593,595)	54.09	48.56	37.09
Forfeited	(185,705)	(217,130)	(222,478)	53.66	48.78	37.38
Unvested, end of year	3,046,958	2,559,359	2,250,109	$55.08	$48.82	$37.07

(a)  Excludes SICO awards, DSUs and options, which are discussed under the SICO Plans, Non-Employee Plans and Stock Options sections, respectively.

(b) Represents target number of PSUs granted, and does not reflect potential increases or decreases that could result from the final outcome of the performance goals to be determined after the applicable performance period ends.  The performance period for 2013 LTI awards ended December 31, 2015; the number of earned PSUs based on the results of the 2013 performance goals will be adjudicated in March 2016 by the Compensation and Management Resources Committee.

At December 31, 2015, the total unrecognized compensation cost (net of expected forfeitures) for the unvested PSUs was $190 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 1.29 years and 4 years.

SICO Plans

The SICO Plans, which have been closed to new participants since 2004, provide that shares of AIG Common Stock currently held by SICO are set aside for the benefit of the participants and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of shares under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s termination of employment with us prior to normal retirement age. A significant portion of the awards under the SICO Plans vest the year after the participant reaches age 65, provided that the participant remains employed by us through age 65. The portion of the awards for which early payout is available vests on the applicable payout date.

SICO Plan awards issued in the form of restricted stock were valued based on the closing price of AIG’s Common Stock on the grant date. Although none of the costs of the various benefits provided under the SICO Plans have been paid by us, we have recorded compensation expense for the deferred compensation amounts payable to our employees by SICO, with an offsetting amount credited to Additional paid-in capital reflecting amounts deemed contributed by SICO.  As of December 31, 2015, 31,964 shares of restricted stock remain unvested; the total unrecognized compensation cost (net of expected forfeitures) is $10 million and the weighted average and expected period of years over which those costs are expected to be recognized are 5.28 years and 21 years, respectively.

Non-Employee Plans

Item 8 / note 19. SHARE-BASED AND OTHER COMPENSATION PLANS

Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested deferred stock units (DSUs) with delivery deferred until retirement from the Board.  DSUs granted in 2015, 2014 and 2013 accrue DEUs equal to the amount of any regular quarterly dividend that would have been paid by AIG if the shares of AIG Common Stock underlying the DSUs had been outstanding.  In 2015, 2014 and 2013, we granted to non-employee directors 32,342, 28,477 and 25,735 DSUs, respectively, under the 2013 Plan, and recognized expense of $1.9 million, $1.5 million and $1.2 million, respectively.

Stock Options

Options granted under the AIG 2007 Stock Incentive Plan and the 1999 Stock Option Plan generally vested over four years (25 percent vesting per year) and expire 10 years from the date of grant.  All outstanding options are vested and out of the money at December 31, 2015. There were no stock options granted since 2008. The aggregate intrinsic value for all unexercised options is zero.

The following table provides a roll forward of stock option activity:

			Weighted
			Average
			Remaining
		Weighted Average	Contractual
As of or for the Year Ended December 31, 2015	Shares	Exercise Price	Life
Options:
Exercisable at beginning of year	202,275	$1,037.74	2.17
Expired	(108,763)	$1,261.25
Exercisable at end of year	93,512	$777.78	2.16

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

Restricted Stock Units

Stock Salary was earned and accrued at the same time or times as the salary would otherwise be paid in cash and is generally settled in installments on the first, second or third anniversary of grant in accordance with the terms of an employee’s award. Stock Salary grants were generally issued in the form of fully vested RSUs and are settled in cash based on the value of AIG

Item 8 / note 19. SHARE-BASED AND OTHER COMPENSATION PLANS

Common Stock on the applicable settlement date. During 2015, 2014 and 2013, we paid $42 million, $89 million and $180 million, respectively, to settle awards. For those awards that were vested and unsettled at the end of each year, we recognized charges of $2 million, $7 million and $73 million in compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively, to reflect fluctuations in the value of AIG Common Stock.  At December 31, 2015, the number of vested but unsettled RSUs totaled 24,405, all of which were settled in January 2016.

In addition, other TARP-related cash-settled RSU granted and issued in March 2013 and 2012 remained unvested as follows:

Number of Units
Year Ended December 31, 2015	RSUs*
Unvested, beginning of year	1,404,645
Granted	-
Vested	(975,715)
Forfeited	(15,972)
Unvested, end of year	412,958
Net compensation expense for the year (in millions)	$17

* Total unrecognized compensation as of December 31, 2015 is $1 million; the unvested RSUs will vest and settle in March 2016.

Long Term Incentive Plans

Certain employees were provided the opportunity to receive additional compensation in the form of cash and cash-settled SARs under the 2011 LTIP award or 100 percent cash for the 2012 LTIP award if certain performance measures were met.  The ultimate value of these awards was contingent on AIG achieving performance measures over a two-year performance period and such value could range from zero to twice the target amount. Subsequent to the performance period, the earned awards were subject to an additional time-vesting period. This resulted in a graded vesting schedule for the cash portion of up to two years, while the SARs portion cliff-vests two years after the end of performance period.

The cash portion of the awards expensed in 2015, 2014 and 2013 totaled approximately $19 million, $57 million and $249 million, respectively.  All payments remaining under these awards were made in January 2016.

20. EMPLOYEE BENEFITS

Pension Plans

We offer various defined benefit plans to eligible employees.

The U.S. AIG Retirement Plan (the qualified plan) is a noncontributory defined benefit plan that is subject to the provisions of ERISA. U.S. salaried employees who are employed by a participating company and who have completed 12 months of continuous service are eligible to participate in the plan. Effective April 1, 2012, the qualified plan was converted to a cash balance formula comprised of pay credits based on six percent of a plan participant’s annual compensation (subject to IRS limitations) and annual interest credits. In addition, employees can take their vested benefits when they leave AIG as a lump sum or an annuity option after completing at least three years of service.  However, employees satisfying certain age and service requirements (i.e. grandfathered employees) remain covered under the old plan formula, which is based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years.  Grandfathered employees will receive the higher of the benefits under the cash balance or final average pay formula at retirement.  Non-U.S. defined benefit plans are generally either based on the employee’s years of credited service and compensation in the years preceding retirement or on points accumulated based on the employee’s job grade and other factors during each year of service.

Item 8 / note 20. EMPLOYEE BENEFITS

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

Plan Freeze

On August 27, 2015, we amended the qualified plan, the AIG NQRIP and the SERP, to freeze benefit accruals effective January 1, 2016. Consequently, these plans were closed to new participants and current participants ceased earning additional benefits as of December 31, 2015. However, interest credits continue to accrue on the existing cash balance accounts and participants are continuing to accrue years of service for purposes of vesting and early retirement eligibility and subsidies as they continue to be employed by AIG.

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

As of or for the Years Ended	Pension				Postretirement(a)
December 31,	U.S. Plans(b)		Non-U.S. Plans(b)		U.S. Plans		Non-U.S. Plans
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Change in projected benefit obligation:
Benefit obligation, beginning of year	$5,769	$4,882	$1,099	$1,072	$229	$217	$64	$52
Service cost	192	173	43	42	5	4	3	2
Interest cost	220	228	25	29	8	9	3	2
Actuarial (gain) loss	(423)	780	(16)	114	(23)	10	9	11
Benefits paid:
AIG assets	(17)	(15)	(9)	(15)	(11)	(11)	(1)	(1)
Plan assets	(285)	(279)	(24)	(24)	-	-	-	-
Plan amendment	(132)	-	24	(1)	-	-	-	-
Settlements	-	-	(15)	(9)	-	-	-	-
Foreign exchange effect	-	-	(67)	(107)	-	-	(3)	(2)
322

Item 8 / note 20. EMPLOYEE BENEFITS

Acquisitions	-	-	72	-	-	-	-	-
Other	-	-	14	(2)	-	-	-	-
Projected benefit obligation, end of year	$5,324	$5,769	$1,146	$1,099	$208	$229	$75	$64
Change in plan assets:
Fair value of plan assets, beginning
of year	$4,111	$4,024	$708	$738	$-	$-	$-	$-
Actual return on plan assets, net of expenses	(8)	266	47	71	-	-	-	-
AIG contributions	558	115	62	67	11	11	1	1
Benefits paid:
AIG assets	(17)	(15)	(9)	(15)	(11)	(11)	(1)	(1)
Plan assets	(285)	(279)	(24)	(24)	-	-	-	-
Settlements	-	-	(15)	(8)	-	-	-	-
Foreign exchange effect	-	-	(44)	(75)	-	-	-	-
Acquisitions	-	-	35	-	-	-	-	-
Other	-	-	13	(46)	-	-	-	-
Fair value of plan assets, end of year	$4,359	$4,111	$773	$708	$-	$-	$-	$-
Funded status, end of year	$(965)	$(1,658)	$(373)	$(391)	$(208)	$(229)	$(75)	$(64)
Amounts recognized in the balance
sheet:
Assets	$-	$-	$46	$46	$-	$-	$-	$-
Liabilities	(965)	(1,658)	(419)	(437)	(208)	(229)	(75)	(64)
Total amounts recognized	$(965)	$(1,658)	$(373)	$(391)	$(208)	$(229)	$(75)	$(64)
Pre-tax amounts recognized in Accumulated
other comprehensive income:
Net gain (loss)	$(1,324)	$(1,667)	$(161)	$(227)	$13	$(9)	$(16)	$(8)
Prior service (cost) credit	-	200	(16)	11	13	24	-	1
Total amounts recognized	$(1,324)	$(1,467)	$(177)	$(216)	$26	$15	$(16)	$(7)

(a) We do not currently fund postretirement benefits.

(b) Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $299 million and $325 million for the U.S. and $199 million and $295 million for the non-U.S. at December 31, 2015 and 2014, respectively.

The following table presents the accumulated benefit obligations for U.S. and non-U.S. pension benefit plans:

At December 31,
(in millions)	2015	2014
U.S. pension benefit plans	$5,324	$5,601
Non-U.S. pension benefit plans	$1,109	$1,040

Defined benefit plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

At December 31,	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Projected benefit obligation	$5,324	$5,769	$999	$843	$5,324	$5,769	$912	$757
Accumulated benefit obligation	5,324	5,601	896	746	5,324	5,601	889	740
Fair value of plan assets	4,359	4,111	506	342	4,359	4,111	497	329

Item 8 / note 20. EMPLOYEE BENEFITS

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
(in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$192	$173	$205	$43	$42	$47	$5	$4	$5	$3	$2	$3
Interest cost	220	228	201	25	29	29	8	9	8	3	2	2
Expected return on assets	(295)	(288)	(257)	(25)	(22)	(19)	-	-	-	-	-	-
Amortization of prior service credit	(22)	(33)	(33)	(2)	(3)	(3)	(11)	(11)	(11)	(1)	-	-
Amortization of net loss	92	42	138	9	7	13	-	-	1	-	-	-
Curtailment (gain) loss	(179)	-	-	(1)	1	(1)	-	-	-	-	-	(2)
Settlement loss	-	-	-	1	-	5	-	-	-	-	-	-
Other	-	-	-	-	-	1	-	-	-	-	-	-
Net periodic benefit cost	$8	$122	$254	$50	$54	$72	$2	$2	$3	$5	$4	$3
Total recognized in Accumulated other comprehensive income (loss)	$143	$(793)	$823	$38	$(40)	$103	$12	$(21)	$30	$(9)	$(11)	$16
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$135	$(915)	$569	$(12)	$(94)	$31	$10	$(23)	$27	$(14)	$(15)	$13

The estimated net loss and prior service credit that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $32 million and $1 million, respectively, for our combined defined benefit pension plans. For the defined benefit postretirement plans, the estimated amortization from Accumulated other comprehensive income for net loss and prior service credit that will be amortized into net periodic benefit cost over the next fiscal year is a $9 million credit in the aggregate.

At the end of 2015, we changed the method used to measure interest costs for pension and postretirement benefits for our U.S. plans and largest non-U.S. plans. Previously, we measured interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations. For 2016, interest costs will be measured by applying the specific spot rates along the yield curve to the plans’ corresponding discounted cash flows that comprise the obligation (i.e., the Spot Rate Approach). The new method provides a more precise measurement of interest costs by aligning the timing of the plans’ discounted cash flows to the corresponding spot rates on the yield curve; the measurement of our pension and postretirement benefit obligations is not affected. We have accounted for this change as a change in accounting estimate, which is applied prospectively. Consequently, combined estimated 2016 pension expense for the AIG U.S. and non-U.S. defined benefit pension plans under the Spot Rate Approach is approximately $86 million, which is a $52 million reduction when compared to the prior approach.

 A 100 basis point increase in the discount rate or expected long-term rate of return would decrease the 2016 expense by approximately $56 million and $45 million, respectively, with all other items remaining the same. Conversely, a 100 basis point decrease in the discount rate or expected long-term rate of return would increase the 2016 expense by approximately $71 million and $45 million, respectively, with all other items remaining the same.

Item 8 / note 20. EMPLOYEE BENEFITS

Assumptions

The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension			Postretirement
	U.S. Plans		Non-U.S. Plans(a)	U.S. Plans	Non-U.S. Plans(a)
December 31, 2015
Discount rate	4.32%		2.17%	4.21%	4.09%
Rate of compensation increase	N/A %	(b)	2.64%	N/A	3.43%
December 31, 2014
Discount rate	3.94%		2.33%	3.78%	4.04%
Rate of compensation increase	3.40%		2.89%	N/A	3.29%

(a)  The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

(b)  Compensation increases are no longer applicable due to the plan freeze that became effective 1/1/2016.

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2015	2014
Following year:
Medical (before age 65)	6.79%	7.07%
Medical (age 65 and older)	6.64%	6.75%
Ultimate rate to which cost increase is assumed to decline	4.50%	4.50%
Year in which the ultimate trend rate is reached:
Medical (before age 65)	2027	2027
Medical (age 65 and older)	2027	2027

A one percent point change in the assumed healthcare cost trend rate would have the following effect on our postretirement benefit obligations:

	One Percent		One Percent
At December 31,	Increase		Decrease
(in millions)	2015	2014	2015	2014
U.S. plans	$6	$5	$(4)	$(5)
Non-U.S. plans	$17	$12	$(12)	$(12)

Our postretirement plans provide benefits primarily in the form of defined employer contributions rather than defined employer benefits. Changes in the assumed healthcare cost trend rate have a minimal impact for U.S. plans because for post-1992 retirees, benefits are fixed dollar amounts based on service at retirement. Our non-U.S. postretirement plans are not subject to caps.

Item 8 / note 20. EMPLOYEE BENEFITS

The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension		Postretirement
At December 31,	U.S. Plans	Non-U.S. Plans*	U.S. Plans	Non-U.S. Plans*
2015
Discount rate	3.94%	2.33%	3.77%	4.04%
Rate of compensation increase	3.40%	2.89%	N/A	3.29%
Expected return on assets	7.25%	3.33%	N/A	N/A
2014
Discount rate	4.83%	2.77%	4.59%	4.77%
Rate of compensation increase	3.50%	2.89%	N/A	3.34%
Expected return on assets	7.25%	2.93%	N/A	N/A
2013
Discount rate	3.93%	2.62%	3.67%	3.45%
Rate of compensation increase	4.00%	2.86%	N/A	3.55%
Expected return on assets	7.25%	2.60%	N/A	N/A

*    The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of the subsidiaries providing such benefits.

Discount Rate Methodology

The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the Mercer US Pension Discount Yield Curve at December 31, 2015 and 2014, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 4.32 percent at December 31, 2015 and 3.95 percent at December 31, 2014. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. plans.

In general, the discount rates for non-U.S. pension plans were developed based on the duration of liabilities on a plan by plan basis and were selected by reference to high quality corporate bonds in developed markets or local government bonds where developed markets are not as robust or are nonexistent.

The projected benefit obligation for Japan represents approximately 50 percent and 47 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2015 and 2014, respectively. The weighted average discount rate of 0.99 percent at December 31, 2015 was selected by reference to the Mercer Yield Curve (Japan) based on the duration of the plans’ liabilities. The weighted average discount rate of 1.22 percent at December 31, 2014 for Japan was selected by reference to the AA rated corporate bonds reported by Rating and Investment Information, Inc. based on the duration of the plans’ liabilities.

Plan Assets

The investment strategy with respect to assets relating to our U.S. and non-U.S. pension plans is designed to achieve investment returns that will provide for the benefit obligations of the plans over the long term, limit the risk of short-term funding shortfalls and maintain liquidity sufficient to address cash needs. Accordingly, the asset allocation strategy is designed to maximize the investment rate of return while managing various risk factors, including but not limited to, volatility relative to the benefit obligations, diversification and concentration, and the risk and rewards profile applicable to each asset class.

There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2015 or 2014.

Item 8 / note 20. EMPLOYEE BENEFITS

U.S. Pension Plan

The assets of the qualified plan are monitored by the investment committee and actively managed by the investment managers, and involves allocating the plan’s assets among approved asset classes within ranges as permitted by the strategic allocation. The long-term strategic asset allocation historically has been reviewed and revised approximately every three years. Beginning in 2016, the investment strategy will focus on de-risking the Plan via regular monitoring.  This will be implemented through liability driven investing and the adoption of the glide path approach, where the glide path defines the target allocation for the “Return-Seeking” portion of the portfolio (i.e., growth assets) based on the funded ratio. Under this approach, the allocation to growth assets is reduced and the allocation to liability-hedging assets is increased as the Plan’s funded ratio increases in accordance with the defined glide path.

The following table presents the asset allocation percentage by major asset class for the U.S. qualified plan and the target allocation for 2016 based on the plan’s funded status at December 31, 2015:

	Target	Actual	Actual
At December 31,	2016	2015	2014
Asset class:
Equity securities	35%	35%	55%
Fixed maturity securities	45%	41%	28%
Other investments	20%	24%	17%
Total	100%	100%	100%

For both 2015 and 2014, the expected long-term rate of return for the plan was 7.25 percent. The expected rate of return is an aggregation of expected returns within each asset class category, weighted for the investment mix of the assets. The combination of the expected asset return and any contributions made by us are expected to maintain the plan’s ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.

Non-U.S. Pension Plans

The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.

The following table presents the asset allocation percentage by major asset class for Non-U.S. pension plans and the target allocation:

	Target	Actual	Actual
At December 31,	2016	2015	2014
Asset class:
Equity securities	32%	45%	50%
Fixed maturity securities	48%	35%	35%
Other investments	18%	13%	8%
Cash and cash equivalents	2%	7%	7%
Total	100%	100%	100%

The assets of AIG’s Japan pension plans represent approximately 54 percent and 55 percent of total non-U.S. assets at December 31, 2015 and 2014 respectively. The expected long term rate of return was 1.71 percent and 1.24 percent, for 2015 and 2014, respectively, and is evaluated by the Japanese Pension Investment Committee on a quarterly and annual basis along with various investment managers, and is revised to achieve the optimal allocation to meet targeted funding levels if necessary. In addition, the funding policy is revised in accordance with local regulation every five years.

Item 8 / note 20. EMPLOYEE BENEFITS

The expected weighted average long-term rate of return for all our non-U.S. pension plans was 3.33 percent and 2.93 percent for the years ended December 31, 2015 and 2014, respectively. It is an aggregation of expected returns within each asset class that was generally developed based on the building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.

Assets Measured at Fair Value

The following table presents information about our plan assets and indicates the level of the fair value measurement based on the observability of the inputs used.  The inputs and methodology used in determining the fair value of these assets are consistent with those used to measure our assets as discussed in Note 4 herein.

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
At December 31, 2015
Assets:
Cash and cash equivalents	$239	$-	$-	$239	$49	$-	$-	$49
Equity securities:
U.S.(a)	924	388	-	1,312	35	-	-	35
International(b)	262	1	-	263	248	67	-	315
Fixed maturity securities:
U.S. investment grade(c)	-	1,452	9	1,461	-	-	-	-
International investment grade(c)	-	-	-	-	-	190	-	190
U.S. and international high yield(d)	-	322	-	322	-	66	-	66
Mortgage and other asset-backed
securities(e)	-	7	-	7	-	-	-	-
Other fixed maturity securities	-	-	-	-	-	12	-	12
Other investment types:
Hedge funds(f)	-	469	31	500	-	-	-	-
Futures	2	-	-	2	-	-	-	-
Real Estate	-	-	-	-	11	-	-	11
Private equity(g)	-	-	230	230	-	-	-	-
Insurance contracts	-	23	-	23	-	-	95	95
Total	$1,427	$2,662	$270	$4,359	$343	$335	$95	$773
At December 31, 2014
Assets:
Cash and cash equivalents	$80	$-	$-	$80	$50	$-	$-	$50
Equity securities:
U.S.(a)	1,244	239	-	1,483	30	-	-	30
International(b)	787	1	-	788	274	48	-	322
Fixed maturity securities:
U.S. investment grade(c)	-	768	8	776	-	-	-	-
International investment grade(c)	-	-	-	-	2	160	-	162
U.S. and international high yield(d)	-	347	-	347	-	61	-	61
Mortgage and other asset-backed
securities(e)	-	6	-	6	-	-	-	-
Other fixed maturity securities	-	-	-	-	-	10	17	27
Other investment types:
Hedge funds(f)	-	337	36	373	-	-	-	-
Futures	4	-	-	4	-	-	-	-
Private equity(g)	-	-	228	228	-	-	-	-
Insurance contracts	-	26	-	26	-	-	56	56
Total	$2,115	$1,724	$272	$4,111	$356	$279	$73	$708

Item 8 / note 20. EMPLOYEE BENEFITS

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

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we had no significant concentrations of risks at December 31, 2015.

The U.S. pension plan holds a group annuity contract with U.S. Life, one of our subsidiaries, which totaled $23 million and $26 million at December 31, 2015 and 2014, respectively.

Changes in Level 3 fair value measurements

The following table presents changes in our U.S. and non-U.S. Level 3 plan assets measured at fair value:

										Changes in
		Net								Unrealized Gains
	Balance	Realized and							Balance	(Losses) on
At December 31, 2015	Beginning	Unrealized					Transfers	Transfers	at End	Instruments Held
(in millions)	of year	Gains (Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	at End of year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$8	$(1)	$17	$(15)	$-	$-	$-	$-	$9	$(1)
Hedge funds	36	1	11	(10)	-	-	8	(15)	31	(1)
Private equity	228	(1)	86	(83)	-	-	-	-	230	5
Total	$272	$(1)	$114	$(108)	$-	$-	$8	$(15)	$270	$3
Non-U.S. Plan Assets:
Other fixed maturity securities	$17	$(1)	$-	$-	$-	$-	$-	$(16)	$-	$-
Insurance contracts	56	(7)	1	-	-	-	53	(8)	95	-
Total	$73	$(8)	$1	$-	$-	$-	$53	$(24)	$95	$-

										Changes in
		Net								Unrealized Gains
	Balance	Realized and							Balance	(Losses) on
At December 31, 2014	Beginning	Unrealized					Transfers	Transfers	at End	Instruments Held
(in millions)	of year	Gains (Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	at End of year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$9	$2	$18	$(21)	$-	$-	$-	$-	$8	$1
Hedge funds	35	3	15	(32)	-	-	15	-	36	(1)
Private equity	248	11	73	(104)	-	-	-	-	228	10
Total	$292	$16	$106	$(157)	$-	$-	$15	$-	$272	$10
Non-U.S. Plan Assets:
Other fixed maturity securities	$19	$-	$-	$(2)	$-	$-	$-	$-	$17	$-
Insurance contracts	44	9	3	-	-	-	-	-	56	-
Total	$63	$9	$3	$(2)	$-	$-	$-	$-	$73	$-

Item 8 / note 20. EMPLOYEE BENEFITS

Transfers of Level 1 and Level 2 Assets

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. We had no transfers between Level 1 and Level 2 during the years ended December 31, 2015 and 2014.

Transfers of Level 3 Assets

We record transfers of assets into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the year ended December 31, 2015, we transferred certain investments in hedge funds into Level 3 as a result of limited market activity due to fund-imposed redemption restrictions.

Expected Cash Flows

Funding for the U.S. pension plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions in 2016 for the AIG Retirement Plan.  SERP, AIG NQRIP, and postretirement plan payments are deductible when paid to participants.

Our annual pension contribution in 2016 is expected to be approximately $67 million for our U.S. and non-U.S. plans. These estimates are subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management’s discretion.

The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
	U.S.	Non-U.S.	U.S.	Non-U.S.
(in millions)	Plans	Plans	Plans	Plans
2016	$759	$36	$14	$1
2017	310	38	15	1
2018	323	40	15	2
2019	319	46	15	2
2020	313	45	16	2
2021-2025	1,487	282	83	12

Defined Contribution Plans

We sponsor several defined contribution plans for U.S. employees that provide for pre-tax salary reduction contributions by employees. The most significant plan is the AIG Incentive Savings Plan, for which the Company’s matching contribution is 100 percent of the first six percent of a participant’s contributions, subject to the IRS-imposed limitations. Our pre-tax expenses associated with these plans were $166 million, $156 million and $155 million in 2015, 2014 and 2013 respectively.  Effective January 1, 2016, we provide participants in the AIG Incentive Savings Plan an additional fully vested, non-elective, non-discretionary Company contribution equal to 3 percent of the participant’s annual base compensation for the plan year, paid each pay period regardless of whether the participant currently contributes to the plan, and subject to the IRS-imposed limitations.

Item 8 / note 21. OWNERSHIP

21. OWNERSHIP

A Schedule 13G/A filed on February 10, 2016 reports aggregate ownership of 80,762,613 shares, or approximately 6.5 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2015, by various subsidiaries of Blackrock, Inc.

A Schedule 13G/A filed on February 10, 2016 reports aggregate ownership of 67,605,730 shares, or approximately 5.5 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2015, by The Vanguard Group, Inc. and various subsidiaries thereof.

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

Years Ended December 31,
(in millions)	2015	2014	2013
U.S.	$1,950	$8,250	$8,058
Foreign	1,331	2,251	1,310
Total	$3,281	$10,501	$9,368

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31,
(in millions)	2015	2014	2013
Foreign and U.S. components of actual income tax expense:
Foreign:
Current	$391	$473	$549
Deferred	(95)	154	(442)
U.S.:
Current	429	115	131
Deferred	334	2,185	122
Total	$1,059	$2,927	$360

Item 8 / note 22. INCOME TAXES

Our actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

	2015			2014			2013
	Pre-Tax	Tax	Percent of	Pre-Tax	Tax	Percent of		Tax	Percent of
Years Ended December 31,	Income	Expense/	Pre-Tax	Income	Expense/	Pre-Tax	Pre-Tax	Expense/	Pre-Tax
(dollars in millions)	(Loss)	(Benefit)	Income (Loss)	(Loss)	(Benefit)	Income (Loss)	Income	(Benefit)	Income
U.S. federal income tax at statutory rate	$3,281	$1,148	35.0%	$10,524	$3,683	35.0%	$9,518	$3,331	35.0%
Adjustments:
Tax exempt interest		(195)	(5.9)		(236)	(2.2)		(298)	(3.1)
Uncertain tax positions		195	5.9		(81)	(0.8)		632	6.6
Reclassifications from accumulated
other comprehensive income		(127)	(3.9)		(61)	(0.6)		-	-
Non-deductible transfer pricing
charges		97	3.0		86	0.8		-	-
Dividends received deduction		(72)	(2.2)		(62)	(0.6)		(75)	(0.8)
Effect of foreign operations		(58)	(1.8)		(68)	(0.6)		(5)	(0.1)
State income taxes		34	1.0		39	0.4		(21)	(0.2)
Other		(73)	(2.2)		(184)	(1.7)		13	0.1
Effect of discontinued operations		-	-		65	0.6		14	0.1
Valuation allowance:
Continuing operations		110	3.4		(181)	(1.7)		(3,165)	(33.3)
Consolidated total amounts	3,281	1,059	32.3	10,524	3,000	28.5	9,518	426	4.5
Amounts attributable to discontinued
operations	-	-	-	23	73	317.4	150	66	44.3
Amounts attributable to continuing
operations	$3,281	$1,059	32.3%	$10,501	$2,927	27.9%	$9,368	$360	3.8%

For the year ended December 31, 2015, the effective tax rate on income from continuing operations was 32.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits of $195 million associated with tax exempt interest income, $127 million related to reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, $58 million associated with the effect of foreign operations, and $109 million related to the partial completion of the Internal Revenue Service examination covering tax year 2006, partially offset by $324 million of tax charges and related interest associated with increases in uncertain tax positions related to cross border financing transactions, and $110 million related to increases in the deferred tax asset valuation allowances associated with certain foreign jurisdictions.

For the year ended December 31, 2015, our repatriation assumptions related to certain European operations changed, and related foreign earnings are now considered to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active non-U.S. business operations. Further, we do not intend to repatriate these earnings to fund U.S. operations.  As a result, U.S. deferred taxes have not been provided on $1.8 billion of accumulated earnings, including accumulated other comprehensive income, of these non-U.S. affiliates. Potential U.S. income tax liabilities related to such earnings would be offset, in whole or in part, by allowable foreign tax credits resulting from foreign taxes paid to foreign jurisdictions in which such operations are located.  As a result, we currently believe that any incremental U.S. income tax liabilities relating to indefinitely reinvested foreign earnings would not be significant. Deferred taxes have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

For the year ended December 31, 2014, the effective tax rate on income from continuing operations was 27.9 percent.  The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits of $236 million associated with tax exempt interest income, $209 million related to a decrease in the U.S. Life Insurance Companies’ capital loss carryforward valuation allowance, $182 million of income excludible from gross income related to the global resolution of certain residential mortgage-related disputes and $68 million associated with the effect of foreign operations.

Item 8 / note 22. INCOME TAXES

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

The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2015	2014
Deferred tax assets:
Losses and tax credit carryforwards	$18,680	$18,203
Basis differences on investments	4,886	4,114
Life policy reserves	353	629
Accruals not currently deductible, and other	1,003	1,804
Loss reserve discount	1,021	1,378
Loan loss and other reserves	8	152
Unearned premium reserve reduction	1,603	1,269
Flight equipment, fixed assets and intangible assets	129	28
Other	577	220
Employee benefits	1,286	1,543
Total deferred tax assets	29,546	29,340
Deferred tax liabilities:
Investments in foreign subsidiaries	(33)	(58)
Deferred policy acquisition costs	(3,467)	(3,003)
Unrealized gains related to available for sale debt securities	(3,077)	(5,795)
Total deferred tax liabilities	(6,577)	(8,856)
Net deferred tax assets before valuation allowance	22,969	20,484
Valuation allowance	(3,012)	(1,739)
Net deferred tax assets (liabilities)	$19,957	$18,745

The following table presents our U.S. consolidated income tax group tax losses and credits carryforwards as of December 31, 2015.

December 31, 2015		Tax	Expiration
(in millions)	Gross	Effected	Periods
Net operating loss carryforwards	$34,883	$12,209	2028 - 2035
Foreign tax credit carryforwards		6,853	2016 - 2024
Other carryforwards		538	Various
Total AIG U.S. consolidated income tax group tax losses and credits
carryforwards on a tax return basis		19,600
Unrecognized tax benefit		(2,523)
Total AIG U.S. consolidated income tax group tax losses and credits
carryforwards on a U.S. GAAP basis*		$17,077

* Includes other carryforwards, e.g. general business credits, of $326 million on a U.S. GAAP basis.

We have U.S. federal consolidated net operating loss and tax credit carryforwards of approximately $17.1 billion, including $266 million of the foreign tax credit carryforward originated in tax years 2006 and 2007. The carryforward periods for 2006 and 2007 foreign tax credits expire in 2016 and 2017, respectively. As detailed in the Assessment of Deferred Tax Asset Valuation Allowance section of this footnote, we determined that it is more likely than not that our U.S. federal consolidated tax attribute carryforwards will be realized prior to their expiration.

Item 8 / note 22. INCOME TAXES

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income of our non-life companies can be offset by the net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of December 31, 2015, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

For the three months ended December 31, 2015, recent changes in market conditions, including rising interest rates, impacted the unrealized tax losses in the U.S. Life Insurance Companies’ available for sale portfolio, resulting in an increase to the related deferred tax asset.  The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of December 31, 2015, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized.

For the year ended December 31, 2015, we established $1.2 billion of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies, all of which was allocated to other comprehensive income.

During the year ended December 31, 2015, we recognized an increase of $110 million in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions over the relevant carryforward periods.

Item 8 / note 22. INCOME TAXES

The following table presents the net deferred tax assets (liabilities) at December 31, 2015 and 2014 on a U.S. GAAP basis:

December 31,
(in millions)	2015	2014
Net U.S. consolidated return group deferred tax assets	$24,134	$24,543
Net deferred tax assets (liabilities) in accumulated other comprehensive income	(2,806)	(5,510)
Valuation allowance	(1,281)	(129)
Subtotal	20,047	18,904
Net foreign, state and local deferred tax assets	2,078	2,045
Valuation allowance	(1,731)	(1,610)
Subtotal	347	435
Subtotal - Net U.S, foreign, state and local deferred tax assets	20,394	19,339
Net foreign, state and local deferred tax liabilities	(437)	(594)
Total AIG net deferred tax assets (liabilities)	$19,957	$18,745

Deferred Tax Asset Valuation Allowance of U.S. Consolidated Income Tax Group

At December 31, 2015 and 2014, our U.S. consolidated income tax group had net deferred tax assets after valuation allowance of $20.0 billion and $18.9 billion, respectively. At December 31, 2015 and 2014, our U.S. consolidated income tax group had valuation allowances of $1.3 billion and $129 million, respectively.

Deferred Tax Liability — Foreign, State and Local

At December 31, 2015 and 2014, we had net deferred tax liabilities of $90 million and $159 million, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns.

At December 31, 2015 and 2014, we had deferred tax asset valuation allowances of $1.7 billion and $1.6 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. We maintained these valuation allowances following our conclusion that we could not demonstrate that it was more likely than not that the related deferred tax assets will be realized.  This was primarily due to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions over the relevant carryforward periods.

Tax Examinations and Litigation

We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Income earned by subsidiaries operating outside the U.S. is taxed, and income tax expense is recorded, based on applicable U.S. and foreign law.

The statute of limitations for all tax years prior to 2000 has expired for our consolidated federal income tax return. We are currently under examination for the tax years 2000 through 2010.

On March 20, 2008, we received a Statutory Notice of Deficiency (Notice) from the IRS for years 1997 to 1999. The Notice asserted that we owe additional taxes and penalties for these years primarily due to the disallowance of foreign tax credits associated with cross-border financing transactions. The transactions that are the subject of the Notice extend beyond the period covered by the Notice, and the IRS has administratively challenged the later periods. The IRS has also administratively challenged other cross-border transactions in later years. We have paid the assessed tax plus interest and penalties for 1997 to 1999. On February 26, 2009, we filed a complaint in the United States District Court for the Southern District of New York (Southern District) seeking a refund of approximately $306 million in taxes, interest and penalties paid with respect to the 1997 taxable year. We allege that the IRS improperly disallowed foreign tax credits and that our taxable income should be reduced as a result of the 2005 restatement of our consolidated financial statements.

Item 8 / note 22. INCOME TAXES

We also filed an administrative refund claim on September 9, 2010 for our 1998 and 1999 tax years.

On August 1, 2012, we filed a motion for partial summary judgment related to the disallowance of foreign tax credits associated with cross border financing transactions. On March 29, 2013, the Southern District denied our motion. On March 17, 2014, the U.S. Court of Appeals for the Second Circuit (the Second Circuit) granted our petition for an immediate appeal of the partial summary judgment decision. On September 9, 2015, the Second Circuit affirmed the decision of the Southern District.  On October 13, 2015, we filed a petition for a writ of certiorari to the U.S Supreme Court. If the U.S. Supreme Court does not grant certiorari the case will be remanded back to the Southern District for trial.

We will vigorously defend our position and continue to believe that we have adequate reserves for any liability that could result from these government actions. We continue to monitor legal and other developments in this area and evaluate the effect, if any, on our position, including recent decisions affecting other taxpayers.

Accounting For Uncertainty in Income Taxes

The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31,
(in millions)	2015	2014	2013
Gross unrecognized tax benefits, beginning of year	$4,395	$4,340	$4,385
Increases in tax positions for prior years	162	91	680
Decreases in tax positions for prior years	(209)	(60)	(796)
Increases in tax positions for current year	-	10	43
Lapse in statute of limitations	(4)	(6)	(20)
Settlements	(13)	-	(2)
Activity of discontinued operations	-	20	50
Gross unrecognized tax benefits, end of year	$4,331	$4,395	$4,340

At December 31, 2015, 2014 and 2013, our unrecognized tax benefits, excluding interest and penalties, were $4.3 billion, $4.4 billion and $4.3 billion, respectively.  The activity includes increases for amounts associated with cross border financing transactions partially offset by certain benefits realized due to the partial completion of the Internal Revenue Service examination covering tax year 2006. At December 31, 2015, 2014 and 2013, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $0.1 billion, $0.3 billion and $0.1 billion, respectively.  Accordingly, at December 31, 2015, 2014 and 2013, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.2 billion, $4.1 billion and $4.2 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2015 and 2014, we had accrued liabilities of $1.2 billion and $1.1 billion, respectively for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2015, 2014 and 2013, we accrued expense of $156 million, $21 million and $142 million, respectively, for the payment of interest (net of the federal benefit) and penalties. The interest increase from December 31, 2014 was primarily due to increases in amounts associated with cross border financing transactions.

We regularly evaluate adjustments proposed by taxing authorities. At December 31, 2015, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

Item 8 / note 22. INCOME TAXES

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2015	Open Tax Years
Major Tax Jurisdiction
United States	2000-2014
Australia	2011-2014
France	2013-2014
Japan	2009-2014
Korea	2010-2014
Singapore	2011-2014
United Kingdom	2013-2014
337

Item 8 / note 23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
(dollars in millions, except per share data)	2015	2014	2015	2014	2015	2014	2015	2014
Total revenues	$15,975	$16,163	$15,699	$16,136	$12,822	$16,697	$13,831	$15,410
Income (loss) from continuing
operations before income taxes*	3,776	2,273	2,552	4,480	(115)	3,019	(2,932)	729
Income (loss) from discontinued
operations, net of income taxes	1	(47)	16	30	(17)	2	-	(35)
Net income (loss)	2,477	1,612	1,791	3,036	(197)	2,201	(1,849)	675
Net income (loss) from
continuing operations attributable
to noncontrolling interests	9	3	(9)	(37)	34	9	(8)	20
Net income (loss) attributable to AIG*	$2,468	$1,609	$1,800	$3,073	$(231)	$2,192	$(1,841)	$655
Earnings (loss) per common share
attributable to AIG common
shareholders:
Basic:
Income (loss) from continuing
operations	$1.81	$1.13	$1.34	$2.11	$(0.17)	$1.54	$(1.50)	$0.50
Income (loss) from discontinued
operations	$-	$(0.03)	$0.01	$0.02	$(0.01)	$-	$-	$(0.03)
Diluted:
Income (loss) from continuing
operations	$1.78	$1.12	$1.31	$2.08	$(0.17)	$1.52	$(1.50)	$0.49
Income (loss) from discontinued
operations	$-	$(0.03)	$0.01	$0.02	$(0.01)	$-	$-	$(0.03)
Weighted average shares outstanding:
Basic	1,365,951,690	1,459,249,393	1,329,157,366	1,442,397,111	1,279,072,748	1,419,239,774	1,226,880,632	1,391,790,420
Diluted	1,386,263,549	1,472,510,813	1,365,390,431	1,464,676,330	1,279,072,748	1,442,067,842	1,226,880,632	1,412,162,456
Noteworthy quarterly items -
income (expense):
Other-than-temporary
impairments	(128)	(59)	(164)	(55)	(273)	(50)	(106)	(83)
Net (gain) loss on sale of
divested businesses	6	(4)	1	(2,174)	3	(18)	1	(1)
Federal and foreign valuation
allowance for deferred tax assets	93	65	(40)	75	8	21	49	20
Net gain (loss) on extinguishment of
debt	(68)	(238)	(342)	(34)	(346)	(742)	-	(1,268)
Reserve strengthening charges	24	-	317	-	191	-	3,587	-
Restructuring and other costs	-	-	-	-	274	-	222	-

* For the three months ended December 31, 2015, we recorded out of period adjustments related to prior periods that decreased Net income attributable to AIG by $193 million, decreased AIG’s Income from continuing operations before income taxes by $308 million and decreased pre-tax operating income by $122 million.  The out of period adjustments primarily related to impairments of Other invested assets and changes in Liability for unpaid losses and loss adjustment expenses and income tax liabilities.  Had these adjustments, which were determined not to be material, been recorded in their appropriate periods, Net income attributable to AIG for the three-month periods ended September 30, 2015, June 30, 2015 and March 31, 2015 would have decreased by $36 million, increased by $15 million and decreased by $16 million, respectively.  Net income attributable to AIG for the three-month periods ended December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014 would have increased by $25 million, decreased by $61 million, increased by $13 million and decreased by $28 million, respectively.

Item 8 / note 24. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

24. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

The following condensed consolidating financial statements reflect the results of AIG Life Holdings, Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
December 31, 2015
Assets:
Short-term investments	$4,042	$-	$9,637	$(3,547)	$10,132
Other investments(a)	7,425	-	320,797	-	328,222
Total investments	11,467	-	330,434	(3,547)	338,354
Cash	34	116	1,479	-	1,629
Loans to subsidiaries(b)	35,927	-	578	(36,505)	-
Investment in consolidated subsidiaries(b)	51,151	30,239	-	(81,390)	-
Other assets, including deferred income taxes	23,398	260	135,690	(2,388)	156,960
Total assets	$121,977	$30,615	$468,181	$(123,830)	$496,943
Liabilities:
Insurance liabilities	$-	$-	$271,645	$-	$271,645
Long-term debt	19,876	706	8,768	-	29,350
Other liabilities, including intercompany balances(a)	11,869	201	99,777	(6,109)	105,738
Loans from subsidiaries(b)	574	3	35,928	(36,505)	-
Total liabilities	32,319	910	416,118	(42,614)	406,733
Total AIG shareholders’ equity	89,658	29,705	51,511	(81,216)	89,658
Non-redeemable noncontrolling interests	-	-	552	-	552
Total equity	89,658	29,705	52,063	(81,216)	90,210
Total liabilities and equity	$121,977	$30,615	$468,181	$(123,830)	$496,943

Item 8 / note 24. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

December 31, 2014
Assets:
Short-term investments	$6,078	$-	$6,231	$(1,066)	$11,243
Other investments(a)	11,415	-	333,108	-	344,523
Total investments	17,493	-	339,339	(1,066)	355,766
Cash	26	91	1,641	-	1,758
Loans to subsidiaries(b)	31,070	-	779	(31,849)	-
Investment in consolidated subsidiaries(b)	62,811	35,850	-	(98,661)	-
Other assets, including deferred income taxes	23,835	2,305	141,826	(9,909)	158,057
Total assets	$135,235	$38,246	$483,585	$(141,485)	$515,581
Liabilities:
Insurance liabilities	$-	$-	$270,615	$-	$270,615
Long-term debt	21,190	820	9,207	-	31,217
Other liabilities, including intercompany balances(a)	6,196	2,314	108,189	(10,222)	106,477
Loans from subsidiaries(b)	951	-	30,898	(31,849)	-
Total liabilities	28,337	3,134	418,909	(42,071)	408,309
Total AIG shareholders’ equity	106,898	35,112	64,302	(99,414)	106,898
Non-redeemable noncontrolling interests	-	-	374	-	374
Total equity	106,898	35,112	64,676	(99,414)	107,272
Total liabilities and equity	$135,235	$38,246	$483,585	$(141,485)	$515,581

(a) Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b) Eliminated in consolidation.

Item 8 / note 24. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Condensed Consolidating Statements of Income (Loss)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2015
Revenues:
Equity in earnings of consolidated subsidiaries*	$3,954	$1,936	$-	$(5,890)	$-
Other income	88	-	58,953	(714)	58,327
Total revenues	4,042	1,936	58,953	(6,604)	58,327
Expenses:
Interest expense	1,049	58	302	(128)	1,281
Loss on extinguishment of debt	703	-	46	7	756
Other expenses	1,178	44	52,374	(587)	53,009
Total expenses	2,930	102	52,722	(708)	55,046
Income (loss) from continuing operations before income tax
expense (benefit)	1,112	1,834	6,231	(5,896)	3,281
Income tax expense (benefit)	(1,086)	(73)	2,218	-	1,059
Income (loss) from continuing operations	2,198	1,907	4,013	(5,896)	2,222
Income (loss) from discontinued operations, net of income taxes	(2)	-	2	-	-
Net income (loss)	2,196	1,907	4,015	(5,896)	2,222
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	26	-	26
Net income (loss) attributable to AIG	$2,196	$1,907	$3,989	$(5,896)	$2,196
Year Ended December 31, 2014
Revenues:
Equity in earnings of consolidated subsidiaries*	$9,450	$3,519	$-	$(12,969)	$-
Other income	1,658	-	63,157	(409)	64,406
Total revenues	11,108	3,519	63,157	(13,378)	64,406
Expenses:
Interest expense	1,507	100	243	(132)	1,718
Loss on extinguishment of debt	2,248	-	85	(51)	2,282
Other expenses	1,546	203	48,315	(159)	49,905
Total expenses	5,301	303	48,643	(342)	53,905
Income (loss) from continuing operations before income tax
expense (benefit)	5,807	3,216	14,514	(13,036)	10,501
Income tax expense (benefit)	(1,735)	(103)	4,817	(52)	2,927
Income (loss) from continuing operations	7,542	3,319	9,697	(12,984)	7,574
Loss from discontinued operations, net of income taxes	(13)	-	(37)	-	(50)
Net income (loss)	7,529	3,319	9,660	(12,984)	7,524
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests:	-	-	(5)	-	(5)
Net income (loss) attributable to AIG	$7,529	$3,319	$9,665	$(12,984)	$7,529
341

Item 8 / note 24. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Year Ended December 31, 2013
Revenues:
Equity in earnings of consolidated subsidiaries*	$7,638	$4,075	$-	$(11,713)	$-
Other income	1,487	1	67,698	(312)	68,874
Total revenues	9,125	4,076	67,698	(12,025)	68,874
Expenses:
Other interest expense	1,938	126	233	(155)	2,142
Loss on extinguishment of debt	580	-	71	-	651
Other expenses	1,520	75	55,277	(159)	56,713
Total expenses	4,038	201	55,581	(314)	59,506
Income (loss) from continuing operations before income tax
expense (benefit)	5,087	3,875	12,117	(11,711)	9,368
Income tax expense (benefit)	(4,012)	(58)	4,454	(24)	360
Income (loss) from continuing operations	9,099	3,933	7,663	(11,687)	9,008
Income (loss) from discontinued operations, net of income taxes	(14)	-	98	-	84
Net income (loss)	9,085	3,933	7,761	(11,687)	9,092
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	7	-	7
Net income (loss) attributable to AIG	$9,085	$3,933	$7,754	$(11,687)	$9,085

*    Eliminated in consolidation.

Item 8 / note 24. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Condensed Consolidating Statements of Comprehensive Income (Loss)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2015
Net income (loss)	$2,196	$1,907	$4,015	$(5,896)	$2,222
Other comprehensive income (loss)	(8,080)	2,320	54,757	(57,083)	(8,086)
Comprehensive income (loss)	(5,884)	4,227	58,772	(62,979)	(5,864)
Total comprehensive income attributable to noncontrolling interests	-	-	20	-	20
Comprehensive income (loss) attributable to AIG	$(5,884)	$4,227	$58,752	$(62,979)	$(5,884)
Year Ended December 31, 2014
Net income (loss)	$7,529	$3,319	$9,660	$(12,984)	$7,524
Other comprehensive income (loss)	4,257	2,794	3,235	(6,029)	4,257
Comprehensive income (loss)	11,786	6,113	12,895	(19,013)	11,781
Total comprehensive loss attributable to noncontrolling interests	-	-	(5)	-	(5)
Comprehensive income (loss) attributable to AIG	$11,786	$6,113	$12,900	$(19,013)	$11,786
Year Ended December 31, 2013
Net income (loss)	$9,085	$3,933	$7,761	$(11,687)	$9,092
Other comprehensive income (loss)	(6,214)	(4,689)	(6,719)	11,385	(6,237)
Comprehensive income (loss)	2,871	(756)	1,042	(302)	2,855
Total comprehensive loss attributable to noncontrolling interests	-	-	(16)	-	(16)
Comprehensive income (loss) attributable to AIG	$2,871	$(756)	$1,058	$(302)	$2,871

Item 8 / note 24. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Year Ended December 31, 2015
Net cash (used in) provided by operating activities	$4,443	$2,314	$1,112	$(4,992)	$2,877
Cash flows from investing activities:
Sales of investments	7,767	-	69,726	(4,877)	72,616
Purchase of investments	(1,881)	-	(68,261)	4,877	(65,265)
Loans to subsidiaries – net	(83)	-	367	(284)	-
Contributions to subsidiaries	565	-	-	(565)	-
Net change in restricted cash	-	-	1,457	-	1,457
Net change in short-term investments	2,300	-	(1,137)	-	1,163
Other, net	(175)	-	(1,334)	-	(1,509)
Net cash provided by investing activities	8,493	-	818	(849)	8,462
Cash flows from financing activities:
Issuance of long-term debt	5,540	-	1,327	-	6,867
Repayments of long-term debt	(6,504)	(114)	(3,187)	-	(9,805)
Purchase of Common Stock	(10,691)	-	-	-	(10,691)
Intercompany loans - net	(201)	3	(86)	284	-
Cash dividends paid	(1,028)	(2,178)	(2,814)	4,992	(1,028)
Other, net	(44)	-	2,707	565	3,228
Net cash (used in) financing activities	(12,928)	(2,289)	(2,053)	5,841	(11,429)
Effect of exchange rate changes on cash	-	-	(39)	-	(39)
Change in cash	8	25	(162)	-	(129)
Cash at beginning of year	26	91	1,641	-	1,758
Change in cash of businesses held for sale	-	-	-	-	-
Cash at end of year	$34	$116	$1,479	$-	$1,629

Year Ended December 31, 2014
Net cash (used in) provided by operating activities	$9,316	$6,155	$8,979	$(19,443)	$5,007
Cash flows from investing activities:
Sales of investments	3,036	-	65,108	(2,040)	66,104
Purchase of investments	(1,051)	-	(59,099)	2,040	(58,110)
Loans to subsidiaries – net	446	-	169	(615)	-
Contributions to subsidiaries	(148)	-	296	(148)	-
Net change in restricted cash	(501)	-	(946)	-	(1,447)
Net change in short-term investments	5,792	-	2,968	-	8,760
Other, net	(141)	-	(882)	-	(1,023)
Net cash (used in) provided by investing activities	7,433	-	7,614	(763)	14,284

Item 8 / note 24. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Cash flows from financing activities:
Issuance of long-term debt	3,247	-	3,440	-	6,687
Repayments of long-term debt	(14,468)	(477)	(1,215)	-	(16,160)
Intercompany loans - net	110	(280)	(445)	615	-
Purchase of common stock	(4,902)	-	-	-	(4,902)
Cash dividends paid to shareholders	(712)	(5,358)	(14,085)	19,443	(712)
Other, net	(28)	-	(4,821)	148	(4,701)
Net cash (used in) provided by financing activities	(16,753)	(6,115)	(17,126)	20,206	(19,788)
Effect of exchange rate changes on cash	-	-	(74)	-	(74)
Change in cash	(4)	40	(607)	-	(571)
Cash at beginning of year	30	51	2,160	-	2,241
Reclassification to assets held for sale	-	-	88	-	88
Cash at end of year	$26	$91	$1,641	$-	$1,758

Year Ended December 31, 2013
Net cash (used in) provided by operating activities	$6,422	$4,488	$7,385	$(12,430)	$5,865
Cash flows from investing activities:
Sales of investments	1,425	-	78,868	(3,199)	77,094
Purchase of investments	(5,506)	-	(75,580)	3,199	(77,887)
Loans to subsidiaries – net	3,660	-	395	(4,055)	-
Contributions to subsidiaries	(2,081)	(1)	-	2,082	-
Net change in restricted cash	493	-	751	-	1,244
Net change in short-term investments	2,361	-	5,481	-	7,842
Other, net	130	-	(1,324)	-	(1,194)
Net cash (used in) provided by investing activities	482	(1)	8,591	(1,973)	7,099
Cash flows from financing activities:
Issuance of long-term debt	2,015	-	3,220	-	5,235
Repayments of long-term debt	(7,439)	(245)	(6,513)	-	(14,197)
Intercompany loans - net	(123)	(273)	(3,659)	4,055	-
Purchase of common stock	(597)	-	-	-	(597)
Cash dividends paid to shareholders	(294)	(3,991)	(8,439)	12,430	(294)
Other, net	(517)	-	694	(2,082)	(1,905)
Net cash (used in) provided by financing activities	(6,955)	(4,509)	(14,697)	14,403	(11,758)
Effect of exchange rate changes on cash	-	-	(92)	-	(92)
Change in cash	(51)	(22)	1,187	-	1,114
Cash at beginning of year	81	73	997	-	1,151
Change in cash of businesses held for sale	-	-	(24)	-	(24)
Cash at end of year	$30	$51	$2,160	$-	$2,241

*    The Other Subsidiaries and Reclassifications and Eliminations amounts were disclosed together in prior periods. The new presentation had no impact on the Consolidated AIG amounts.

Item 8 / note 24. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Cash (paid) received during the year ended December 31, 2015 for:
Interest:
Third party	$(1,030)	$(59)	$(279)	$-	$(1,368)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(11)	$-	$(500)	$-	$(511)
Intercompany	829	-	(829)	-	-
Cash (paid) received during the year ended December 31, 2014 for:
Interest:
Third party	$(1,624)	$(87)	$(1,656)	$-	$(3,367)
Intercompany	5	(7)	2	-	-
Taxes:
Income tax authorities	$(18)	$-	$(719)	$-	$(737)
Intercompany	1,172	-	(1,172)	-	-
Cash (paid) received during the year ended December 31, 2013 for:
Interest:
Third party*	$(1,963)	$(111)	$(1,782)	$-	$(3,856)
Intercompany	(12)	(21)	33	-	-
Taxes:
Income tax authorities	$(161)	$-	$(635)	$-	$(796)
Intercompany	288	(78)	(210)	-	-

*    The Other Subsidiaries and Reclassifications and Eliminations amounts were disclosed together in prior periods. The new presentation had no impact on the Consolidated AIG amounts.

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Years Ended December 31,
(in millions)	2015	2014	2013
Intercompany non-cash financing and investing activities:
Capital contributions to subsidiaries through forgiveness of loans	$-	$-	$341
Dividends received in the form of securities	2,326	3,088	-
Other capital contributions - net	494	2,457	523
Return of capital*	-	4,836	-
Non-cash financing/investing activities:
Consideration received from sale of shares of AerCap	500	-	-

*    Includes $4.8 billion return of capital from AIG Capital Corporation related to the sale of ILFC.

Item 8 / note 25. SUBSEQUENT EVENTS

25. Subsequent events

Dividends Declared and Share Repurchase Authorization

On February 11, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of  $0.32 per share, payable on March 28, 2016, to shareholders of record on March 14, 2016.

On February 11, 2016, our Board of Directors authorized an additional increase to the repurchase authorization of AIG Common Stock of $5.0 billion, resulting in an aggregate remaining authorization on such date of approximately $5.8 billion.

Part II

ITEM 9 / CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A / CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2015. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

AIG management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO.  The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10 / DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG’s 2016 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

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

Part IV

ITEM 15 / EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules. See accompanying Index to Financial Statements.

(b) Exhibits. See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th of February, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th of February, 2016.

Signature	Title

/s/ PETER D. HANCOCK	President, Chief Executive Officer and Director
(Peter D. Hancock)	(Principal Executive Officer)

/s/ DAVID L. HERZOG	Executive Vice President and Chief Financial Officer
(David L. Herzog)	(Principal Financial Officer)

/s/ ELIAS F. HABAYEB	Senior Vice President – Deputy Chief Financial Officer and Group Controller
(Elias F. Habayeb)	(Principal Accounting Officer)

/s/ W. DON CORNWELL	Director
(W. Don Cornwell)

/s/ PETER R. FISHER	Director
(Peter R. Fisher)

/s/ JOHN H. FITZPATRICK	Director
(John H. Fitzpatrick)

/s/ WILLIAM G. JURGENSEN	Director
(William G. Jurgensen)

/s/ CHRISTOPHER S. LYNCH	Director
(Christopher S. Lynch)

/s/ GEORGE L. MILES, JR.	Director
(George L. Miles, Jr.)

/s/ HENRY S. MILLER	Director
(Henry S. Miller)

/s/ ROBERT S. MILLER	Director
(Robert S. Miller)

/s/ LINDA A. MILLS	Director
(Linda A. Mills)

/s/ SUZANNE NORA JOHNSON	Director
(Suzanne Nora Johnson)

/s/ RONALD A. RITTENMEYER	Director
(Ronald A. Rittenmeyer)

/s/ DOUGLAS M. STEENLAND	Director
(Douglas M. Steenland)

/s/ THERESA M. STONE	Director
(Theresa M. Stone)

EXHIBIT INDEX

Exhibit Number	Description	Location
2	Plan of acquisition, reorganization, arrangement, liquidation or succession

(1) Master Transaction Agreement, dated as of December 8, 2010, among AIG, ALICO Holdings LLC, AIA Aurora LLC, the Federal Reserve Bank of New York, the United States Department of the Treasury and the AIG Credit Facility Trust

Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 8, 2010 (File No. 1-8787).
3	Articles of incorporation and by‑laws
3(i)	Amended and Restated Certificate of Incorporation of AIG	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 12, 2014 (File No. 1-8787).
3(ii)	AIG By-laws, amended November 16, 2015	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 16, 2015 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures

Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.

	(1) Credit Agreement, dated as of September 22, 2008, between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(2) Warrant Agreement (including Form of Warrant), dated as of January 6, 2011, between AIG and Wells Fargo Bank, N.A., as Warrant Agent	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8‑K filed with the SEC on January 7, 2011 (File No. 1‑8787).
	(3) Tax Asset Protection Plan, dated as of March 9, 2011, between AIG and Wells Fargo Bank, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 9, 2011 (File No. 1-8787).
	(4) Amendment No. 1, dated as of January 8, 2014, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 8, 2014 (File No. 1-8787).
9	Voting Trust Agreement	None.
10	Material contracts
	(1) AIG Amended and Restated 1999 Stock Option Plan*	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(2) Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan*	Incorporated by reference to Exhibit 10(a) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(3) AIG Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(4) AIG Supplemental Incentive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(5) AIG Director Stock Plan*	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.

(6) Amended and Restated American General Supplemental Thrift Plan (December 31, 1998)*	Incorporated by reference to Exhibit 10.15 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
(7) AIG Amended and Restated Executive Severance Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
(8) Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.*	Incorporated by reference to Exhibit 10(6) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
(9) Final Judgment and Consent with the Securities and Exchange Commission, including the related complaint, dated February 9, 2006	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
(10) Agreement between the Attorney General of the State of New York and AIG and its Subsidiaries, dated January 18, 2006	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
(11) AIG Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.62 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
(12) AIG Form of Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.A to AIG’s Registration Statement on Form S-8 (File No. 333-148148).
(13) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by reference to Exhibit 10.69 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
(14) Memorandum of Understanding, dated November 25, 2009, between AIG, Maurice R. Greenberg, Howard I. Smith, C.V. Starr and Star International Company, Inc.	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
(15) Master Investment and Credit Agreement, dated as of November 25, 2008, among Maiden Lane III LLC, the Federal Reserve Bank of New York, AIG and the Bank of New York Mellon	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 2, 2008 (File No. 1-8787).
(16) Asset Purchase Agreement, dated as of December 12, 2008, among the Sellers party thereto, AIF Securities Lending Corp., AIG, Maiden Lane II LLC and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 15, 2008 (File No. 1-8787).
(17) AIG Credit Facility Trust Agreement, dated as of January 16, 2009, among the Federal Reserve Bank of New York and Jill M. Considine, Chester B. Feldberg and Douglas L. Foshee, as Trustees	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 23, 2009 (File No. 1-8787).

(18) Third Amended and Restated Credit Agreement, dated as of November 5, 2015, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Several L/C Agent party thereto

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 5, 2015 (File No. 1-8787).
(19) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to AIG’s Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
(20) AIG Amended Form of 2010 Stock Incentive Plan DSU Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).
(21) Release and Restrictive Covenant Agreement between AIG and Peter Hancock*	Incorporated by reference to Exhibit 99.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).

(22) Non-Competition and Non-Solicitation Agreement between AIG and Peter Hancock, dated February 8, 2010*	Incorporated by reference to Exhibit 99.4 to AIG’s Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
(23) Letter Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(24) Non-Solicitation and Non-Disclosure Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(25) Introductory Bonus Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(26) AIG Non-Qualified Retirement Income Plan (as amended)*	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-8787).
(27) AIG Supplemental Executive Retirement Plan (as amended)*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-8787).
(28) American General Corporation Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-7981).
(29) Amendment Number One to the American General Corporation Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.73 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
(30) Amendment Number Two to the American General Corporation’ Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.74 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).

(31) Master Transaction Agreement, dated as of April 19, 2011, by and among American Home Assurance Company, Chartis Casualty Company (f/k/a American International South Insurance Company), Chartis Property Casualty Company (f/k/a AIG Casualty Company), Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company, The Insurance Company of the State of Pennsylvania, Chartis Select Insurance Company (f/k/a AIG Excess Liability Insurance Company Ltd.), Chartis Specialty Insurance Company (f/k/a American International Specialty Lines Insurance Company), Landmark Insurance Company, Lexington Insurance Company, AIU Insurance Company, American International Reinsurance Company, Ltd. and American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and Chartis Overseas Limited acting as members of the Chartis Overseas Association as respects business written or assumed by or from affiliated companies of Chartis Inc. (collectively, the Reinsureds), Eaglestone Reinsurance Company and National Indemnity Company

Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).

	(32) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, between American International Group, Inc. and AGC Life Insurance Company	Incorporated by reference to Exhibit 10.58 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-8787).
	(33) Unconditional Capital Maintenance Agreement, dated as of July 1, 2013, between American International Group, Inc. and United Guaranty Residential Insurance Company	Incorporated by reference to Exhibit 10.7 to AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-8787).
	(34) Side Letter, dated as of August 1, 2014, to Unconditional Capital Maintenance Agreement, dated as of July 1, 2013, between AIG and United Guaranty Residential Insurance Company	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-8787).
	(35) AIG 2013 Long-Term Incentive Plan (as amended)*	Filed herewith.
	(36) Form of 2013 Long-Term Incentive Plan Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(37) Form of 2015 Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(38) AIG Clawback Policy*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(39) AIG 2013 Short-Term Incentive Plan*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).
	(40) Form of 2013 Short-Term Incentive Plan Award Letter*	Incorporated by reference to Exhibit 10.5 of AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).
	(41) AIG Annual Short-Term Incentive Plan (as amended)*	Filed herewith.
	(42) AIG 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
	(43) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated March 30, 2015 (File No. 1-8787).
	(44) AIG 2012 Executive Severance Plan (as amended)*	Incorporated by reference to Exhibit 10.3 of AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).

(45) Revolving Credit Agreement, dated as of December 16, 2013 by and among AIG, AerCap Ireland Capital Limited, AerCap Holdings N.V., AerCap Ireland Limited and certain subsidiaries of AerCap Holdings N.V., as guarantors

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three years ended December 31, 2015, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2015, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2015 and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Summary of Investments — Other than Investments in Related Parties

			Schedule I

			Amount at
At December 31, 2015			which shown in
(in millions)	Cost(a)	Fair Value	the Balance Sheet
Fixed maturities:
U.S. government and government sponsored entities	$5,066	$5,212	$5,212
Obligations of states, municipalities and political subdivisions	26,079	27,399	27,399
Non-U.S. governments	17,803	18,245	18,245
Public utilities	17,713	18,646	18,646
All other corporate debt securities	117,835	119,377	119,377
Mortgage-backed, asset-backed and collateralized	73,256	76,148	76,148
Total fixed maturity securities	257,752	265,027	265,027
Equity securities and mutual funds:
Common stock:
Public utilities	5	5	5
Banks, trust and insurance companies	1,493	2,835	2,835
Industrial, miscellaneous and all other	336	482	482
Total common stock	1,834	3,322	3,322
Preferred stock	19	22	22
Mutual funds	447	492	492
Total equity securities and mutual funds	2,300	3,836	3,836
Mortgage and other loans receivable, net of allowance	29,565	30,344	29,565
Other invested assets	29,155	29,067	29,794
Short-term investments, at cost (approximates fair value)	10,132	10,132	10,132
Derivative assets(b)	1,309	1,309	1,309
Total investments	$330,213	$339,715	$339,663

(a) Original cost of equity securities and fixed maturities is reduced by other-than-temporary impairment charges, and, as to fixed maturity securities, reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

(b) The balance is reported in Other Assets.

Condensed Financial Information of Registrant
Balance Sheets — Parent Company Only

	Schedule II

December 31,
(in millions)	2015	2014
Assets:
Short-term investments	$4,042	$6,078
Other investments	7,425	11,415
Total investments	11,467	17,493
Cash	34	26
Loans to subsidiaries*	35,927	31,070
Due from affiliates - net*	1,967	3,561
Intercompany tax receivable*	3,234	-
Deferred income taxes	17,564	18,309
Investments in consolidated subsidiaries*	51,151	62,811
Other assets	633	1,965
Total assets	$121,977	$135,235
Liabilities:
Due to affiliate*	$4,059	$-
Intercompany tax payable*	3,916	343
Deferred tax liabilities	9	-
Notes and bonds payable	17,136	15,821
Junior subordinated debt	1,337	2,466
MIP notes payable	1,372	2,870
Series AIGFP matched notes and bonds payable	31	33
Loans from subsidiaries*	574	951
Other liabilities (includes intercompany derivative liabilities of $144 in 2015 and $275 in 2014)	3,885	5,853
Total liabilities	32,319	28,337
AIG Shareholders’ equity:
Common stock	4,766	4,766
Treasury stock	(30,098)	(19,218)
Additional paid-in capital	81,510	80,958
Retained earnings	30,943	29,775
Accumulated other comprehensive income	2,537	10,617
Total AIG shareholders’ equity	89,658	106,898
Total liabilities and equity	$121,977	$135,235

*    Eliminated in consolidation.

See Accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Income — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2015	2014	2013
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries*	$(2,929)	$(5,573)	$(2,226)
Dividend income from consolidated subsidiaries*	6,883	15,023	9,864
Interest income	342	305	387
Net realized capital gains (losses)	(587)	8	169
Other income	333	1,345	931
Expenses:
Interest expense	1,049	1,507	1,938
Net loss on extinguishment of debt	703	2,248	580
Other expenses	1,178	1,546	1,520
Income from continuing operations before income tax expense (benefit)	1,112	5,807	5,087
Income tax benefit	(1,086)	(1,735)	(4,012)
Net income	2,198	7,542	9,099
Loss from discontinued operations	(2)	(13)	(14)
Net income attributable to AIG Parent Company	$2,196	$7,529	$9,085
* Eliminated in consolidation.

See Accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Comprehensive Income — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2015	2014	2013
Net income	$2,196	$7,529	$9,085
Other comprehensive income	(8,080)	4,257	(6,214)
Total comprehensive income attributable to AIG	$(5,884)	$11,786	$2,871

See accompanying Notes to Condensed Financial Information of Registrant
360

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2015	2014	2013
Net cash provided by operating activities	$4,443	$9,316	$6,422
Cash flows from investing activities:
Sales and maturities of investments	7,609	2,996	1,074
Purchase of investments	(1,881)	(1,051)	(5,506)
Net change in restricted cash	-	(501)	493
Net change in short-term investments	2,300	5,792	2,361
Contributions to subsidiaries - net	565	(148)	(2,081)
Payments received on mortgages and other loan receivables	158	40	351
Loans to subsidiaries - net	(83)	446	3,660
Other, net	(175)	(141)	130
Net cash provided by investing activities	8,493	7,433	482
Cash flows from financing activities:
Issuance of long-term debt	5,540	3,247	2,015
Repayment of long-term debt	(6,504)	(14,468)	(7,439)
Cash dividends paid	(1,028)	(712)	(294)
Loans from subsidiaries - net	(201)	110	(123)
Purchase of Common Stock	(10,691)	(4,902)	(597)
Other, net	(44)	(28)	(517)
Net cash used in financing activities	(12,928)	(16,753)	(6,955)
Change in cash	8	(4)	(51)
Cash at beginning of year	26	30	81
Cash at end of year	$34	$26	$30

Supplementary disclosure of cash flow information:
	Years Ended December 31,
(in millions)	2015	2014	2013
Cash (paid) received during the period for:
Interest:
Third party	$(1,030)	$(1,624)	$(1,963)
Intercompany	-	5	(12)
Taxes:
Income tax authorities	(11)	(18)	(161)
Intercompany	829	1,172	288
Intercompany non-cash financing and investing activities:
Capital contributions to subsidiaries through forgiveness of loans	-	-	341
Other capital contributions - net	494	2,457	523
Return of capital*	-	4,836	-
Dividends received in the form of securities	2,326	3,088	-

See Accompanying Notes to Condensed Financial Information of Registrant.
* Includes $4.8 billion return of capital from AIG Capital Corporation related to the sale of ILFC.

Notes to Condensed Financial Information of Registrant

American International Group, Inc.’s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 19, 2016.

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

Supplementary Insurance Information

						Schedule III

At December 31, 2015 and 2014

				Liability
				for Unpaid
				Losses and
				Loss
			Deferred	Adjustment		Policy
			Policy	Expenses,		and
			Acquisition	Future Policy	Unearned	Contract
Segment (in millions)			Costs	Benefits	Premiums	Claims
2015
Non-Life Insurance Companies			$2,631	$69,213	$20,961	$-
Life Insurance Companies			8,467	42,893	-	851
Corporate and Other(a)			17	6,421	357	11
			$11,115	$118,527	$21,318	$862
2014
Non-Life Insurance Companies			$2,551	$77,839	$21,325	$-
Life Insurance Companies			7,258	42,004	-	818
Corporate and Other(a)			18	166	(1)	11
			$9,827	$120,009	$21,324	$829

For the years ended December 31, 2015, 2014 and 2013

			Losses	Amortization
	Premiums		and Loss	of Deferred
	and	Net	Expenses	Policy	Other	Net
	Policy	Investment	Incurred,	Acquisition	Operating	Premiums
Segment (in millions)	Fees	Income	Benefits	Costs	Expenses	Written(b)
2015
Commercial Insurance	$22,720	$5,474	$20,425	$2,342	$3,775	$21,486
Consumer Insurance	16,642	8,322	13,791	2,887	7,013	11,580
Corporate and Other(a)	48	257	860	7	-	-
	$39,410	$14,053	$35,076	$5,236	$10,788	$33,066
2014
Commercial Insurance	$22,408	$6,393	$16,985	$2,512	$3,794	$22,044
Consumer Insurance	17,389	9,082	14,149	2,759	7,087	12,412
Corporate and Other(a)	72	604	915	59	6	-
	$39,869	$16,079	$32,049	$5,330	$10,887	$34,456
2013
Commercial Insurance	$22,209	$6,653	$17,415	$2,418	$4,049	$21,928
Consumer Insurance	17,554	9,352	14,434	2,836	6,826	12,700
Corporate and Other(a)	76	(195)	1,546	(97)	8	-
	$39,839	$15,810	$33,395	$5,157	$10,883	$34,628

(a) Includes consolidation and elimination entries.

(b) Balances reflect the segment changes discussed in Note 3 – Segment Information to the Consolidated Financial Statements.

Reinsurance

					Schedule IV

At December 31, 2015, 2014 and 2013 and for the years then ended

					Percent of
		Ceded to	Assumed		Amount
	Gross	Other	from Other		Assumed
(in millions)	Amount	Companies	Companies	Net Amount	to Net
2015
Long-duration insurance in force	$1,051,571	$177,025	$372	$874,918	-%
Premiums:
Non-Life Insurance Companies	$37,698	$7,604	$2,972	$33,066	9.0%
Life Insurance Companies	5,227	756	7	4,478	0.2
Run-off insurance lines	6	-	-	6	-
Total	$42,931	$8,360	$2,979	$37,550	7.9%
2014
Long-duration insurance in force	$1,033,281	$180,178	$410	$853,513	-%
Premiums:
Non-Life Insurance Companies	$39,375	$8,318	$3,399	$34,456	9.9%
Life Insurance Companies	4,039	661	20	3,398	0.6
Run-off insurance lines	11	-	-	11	-
Total	$43,425	$8,979	$3,419	$37,865	9.0%
2013
Long-duration insurance in force	$946,743	$122,012	$427	$825,158	0.1%
Premiums:
Non-Life Insurance Companies	$39,833	$9,514	$4,306	$34,625	12.4%
Life Insurance Companies	4,142	620	13	3,535	0.4
Run-off insurance lines	9	-	-	9	-
Total	$43,984	$10,134	$4,319	$38,169	11.3%

Valuation and Qualifying Accounts

						Schedule V

For the years ended December 31, 2015, 2014 and 2013

		Additions
	Balance,	Charged to		Activity of
	Beginning	Costs and		Discontinued	Divested	Other	Balance,
(in millions)	of year	Expenses	Charge Offs	Operations	Businesses	Changes*	End of year
2015
Allowance for mortgage and
other loans receivable	$271	$58	$(29)	$-	$3	$5	$308
Allowance for premiums and
insurances balances receivable	431	35	(120)	-	-	(13)	333
Allowance for reinsurance assets	258	90	(67)	-	-	(9)	272
Federal and foreign valuation
allowance for deferred tax assets	1,739	110	-	-	-	1,163	3,012
2014
Allowance for mortgage and
other loans receivable	$312	$(8)	$(68)	$-	$1	$34	$271
Allowance for premiums and
insurances balances receivable	560	35	(99)	-	-	(65)	431
Allowance for reinsurance assets	276	4	(3)	-	-	(19)	258
Federal and foreign valuation
allowance for deferred tax assets	3,596	(181)	-	-	-	(1,676)	1,739
2013
Allowance for mortgage and
other loans receivable	$405	$20	$(116)	$-	$(6)	$9	$312
Allowance for premiums and
insurances balances receivable	624	14	(74)	-	-	(4)	560
Allowance for reinsurance assets	338	(42)	(31)	-	-	11	276
Federal and foreign valuation
allowance for deferred tax assets	8,036	(3,165)	-	(40)	-	(1,235)	3,596

*    Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

