Form 10-Q
period 2016-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2016-05-02
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of April 27, 2016, there were 1,119,032,377 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American International Group, Inc.

CONDENSED Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions, except for share data)	2016	2015
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2016 - $241,730; 2015 - $240,968)	$253,785	$248,245
Other bond securities, at fair value (See Note 5)	15,344	16,782
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2016 - $1,329; 2015 - $1,379)	2,770	2,915
Other common and preferred stock, at fair value (See Note 5)	877	921
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2016 - $11; 2015 - $11)	30,676	29,565
Other invested assets (portion measured at fair value: 2016 - $7,996; 2015 - $8,912)	28,480	29,794
Short-term investments (portion measured at fair value: 2016 - $2,468; 2015 - $2,591)	10,914	10,132
Total investments	342,846	338,354

Cash	1,499	1,629
Accrued investment income	2,657	2,623
Premiums and other receivables, net of allowance	12,414	11,451
Reinsurance assets, net of allowance	21,332	20,413
Deferred income taxes	20,116	20,394
Deferred policy acquisition costs	10,800	11,115
Other assets, including restricted cash of $181 in 2016 and $170 in 2015	11,581	11,289
Separate account assets, at fair value	79,532	79,574
Total assets	$502,777	$496,842
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$73,946	$74,942
Unearned premiums	22,060	21,318
Future policy benefits for life and accident and health insurance contracts	44,573	43,585
Policyholder contract deposits (portion measured at fair value: 2016 - $3,290; 2015 - $2,325)	130,007	127,588
Other policyholder funds (portion measured at fair value: 2016 - $6; 2015 - $6)	4,203	4,212
Other liabilities (portion measured at fair value: 2016 - $175; 2015 - $62)	27,423	26,164
Long-term debt (portion measured at fair value: 2016 - $3,902; 2015 - $3,670)	31,952	29,249
Separate account liabilities	79,532	79,574
Total liabilities	413,696	406,632
Contingencies, commitments and guarantees (see Note 9)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2016 - 1,906,671,492 and
2015 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2016 - 775,933,133 shares; 2015 - 712,754,875 shares of common stock	(33,584)	(30,098)
Additional paid-in capital	81,415	81,510
Retained earnings	30,396	30,943
Accumulated other comprehensive income	5,525	2,537
Total AIG shareholders’ equity	88,518	89,658
Non-redeemable noncontrolling interests	563	552
Total equity	89,081	90,210
Total liabilities and equity	$502,777	$496,842

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)  (unaudited)

Three Months Ended March 31,
(dollars in millions, except per share data)	2016	2015
Revenues:
Premiums	$8,806	$8,822
Policy fees	687	677
Net investment income	3,013	3,838
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(209)	(87)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income	7	(10)
Net other-than-temporary impairments on available for sale
securities recognized in net income (loss)	(202)	(97)
Other realized capital gains (losses)	(904)	1,438
Total net realized capital gains (losses)	(1,106)	1,341
Other income	379	1,297
Total revenues	11,779	15,975
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,387	6,551
Interest credited to policyholder account balances	950	935
Amortization of deferred policy acquisition costs	1,262	1,350
General operating and other expenses	3,003	2,949
Interest expense	306	340
Loss on extinguishment of debt	83	68
Net loss on sale of properties and divested businesses	2	6
Total benefits, losses and expenses	11,993	12,199
Income (loss) from continuing operations before income tax expense (benefit)	(214)	3,776
Income tax expense (benefit)	(58)	1,300
Income (loss) from continuing operations	(156)	2,476
Income (loss) from discontinued operations, net of income tax expense	(47)	1
Net income (loss)	(203)	2,477
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	(20)	9
Net income (loss) attributable to AIG	$(183)	$2,468

Income per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(0.12)	$1.81
Loss from discontinued operations	$(0.04)	$-
Net income (loss) attributable to AIG	$(0.16)	$1.81
Diluted:
Income (loss) from continuing operations	$(0.12)	$1.78
Loss from discontinued operations	$(0.04)	$-
Net income (loss) attributable to AIG	$(0.16)	$1.78
Weighted average shares outstanding:
Basic	1,156,548,459	1,365,951,690
Diluted	1,156,548,459	1,386,263,549
Dividends declared per common share	$0.320	$0.125

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Comprehensive Income (unaudited)

Three Months Ended March 31,
(in millions)	2016	2015
Net income (loss)	$(203)	$2,477
Other comprehensive income, net of tax
Change in unrealized depreciation of fixed maturity investments on
which other-than-temporary credit impairments were taken	(349)	(72)
Change in unrealized appreciation of all other investments	3,427	539
Change in foreign currency translation adjustments	(92)	(459)
Change in retirement plan liabilities adjustment	2	29
Other comprehensive income	2,988	37
Comprehensive income	2,785	2,514
Comprehensive income (loss) attributable to noncontrolling interests	(20)	6
Comprehensive income attributable to AIG	$2,805	$2,508

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED Statements of Equity  (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Three Months Ended March 31, 2016
Balance, beginning of year	$4,766	$(30,098)	$81,510	$30,943	$2,537	$89,658	$552	$90,210
Common stock issued under stock plans	-	-	-	-	-	-	-	-
Purchase of common stock	-	(3,486)	-	-	-	(3,486)	-	(3,486)
Net loss attributable to AIG or
noncontrolling interests	-	-	-	(183)	-	(183)	(20)	(203)
Dividends	-	-	-	(363)	-	(363)	-	(363)
Other comprehensive income (loss)	-	-	-	-	2,988	2,988	-	2,988
Current and Deferred income taxes	-	-	2	-	-	2	-	2
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	33	33
Contributions from noncontrolling interests	-	-	-	-	-	-	2	2
Distributions to noncontrolling interests	-	-	-	-	-	-	(2)	(2)
Other	-	-	(97)	(1)	-	(98)	(2)	(100)
Balance, end of period	$4,766	$(33,584)	$81,415	$30,396	$5,525	$88,518	$563	$89,081

Three Months Ended March 31, 2015
Balance, beginning of year	$4,766	$(19,218)	$80,958	$29,775	$10,617	$106,898	$374	$107,272
Purchase of common stock	-	(1,602)	-	-	-	(1,602)	-	(1,602)
Net income attributable to AIG or other
noncontrolling interests	-	-	-	2,468	-	2,468	9	2,477
Dividends	-	-	-	(170)	-	(170)	-	(170)
Other comprehensive income (loss)	-	-	-	-	40	40	(3)	37
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	7	7
Contributions from noncontrolling interests	-	-	-	-	-	-	1	1
Distributions to noncontrolling interests	-	-	-	-	-	-	(4)	(4)
Other	-	-	345	-	-	345	4	349
Balance, end of period	$4,766	$(20,820)	$81,303	$32,073	$10,657	$107,979	$388	$108,367

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31,
(in millions)	2016	2015
Cash flows from operating activities:
Net Income (loss)	$(203)	$2,477
(Income) loss from discontinued operations	47	(1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	204	(974)
Net loss on sale of divested businesses	2	6
Losses on extinguishment of debt	83	68
Unrealized losses in earnings - net	672	457
Equity in (income) loss from equity method investments, net of dividends or distributions	346	(362)
Depreciation and other amortization	1,197	1,226
Impairments of assets	450	212
Changes in operating assets and liabilities:
Insurance reserves	8	(295)
Premiums and other receivables and payables - net	(861)	(572)
Reinsurance assets and funds held under reinsurance treaties	(846)	(272)
Capitalization of deferred policy acquisition costs	(1,360)	(1,439)
Current and deferred income taxes - net	(109)	1,161
Other, net	(598)	(1,304)
Total adjustments	(812)	(2,088)
Net cash provided by (used in) operating activities	(968)	388
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale investments	5,710	6,189
Other securities	1,681	1,094
Other invested assets	1,649	1,648
Maturities of fixed maturity securities available for sale	6,069	5,251
Principal payments received on and sales of mortgage and other loans receivable	1,133	1,047
Purchases of:
Available for sale investments	(12,454)	(9,844)
Other securities	(173)	(476)
Other invested assets	(743)	(1,132)
Mortgage and other loans receivable	(2,432)	(1,657)
Net change in restricted cash	(59)	(47)
Net change in short-term investments	(577)	(804)
Other, net	581	(955)
Net cash provided by investing activities	385	314
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	4,812	3,713
Policyholder contract withdrawals	(3,178)	(3,533)
Issuance of long-term debt	3,289	2,585
Repayments of long-term debt	(958)	(1,893)
Purchase of common stock	(3,486)	(1,398)
Dividends paid	(363)	(170)
Other, net	337	92
Net cash provided by (used in) financing activities	453	(604)
Effect of exchange rate changes on cash	-	(33)
Net increase (decrease) in cash	(130)	65
Cash at beginning of year	1,629	1,758
Change in cash of businesses held-for-sale	-	-
Cash at end of period	$1,499	$1,823

Supplementary Disclosure of Condensed Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$362	$307
Taxes	$39	$140
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$913	$937

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

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report). The condensed consolidated financial information as of December 31, 2015 included herein has been derived from the audited Consolidated Financial Statements in the 2015 Annual Report.

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

Interim-period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2016 and prior to the issuance of these Condensed Consolidated Financial Statements.

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

Accounting Standards Adopted During 2016

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

We adopted the standard prospectively on its required effective date of January 1, 2016. The adoption of this standard did not have a material effect on our consolidated financial condition, results of operations or cash flows.

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

Item 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We adopted the standard retrospectively on its required effective date of January 1, 2016. The adoption of this standard did not have a material effect on our consolidated financial condition, results of operations or cash flows.

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

We adopted the standard prospectively on its required effective date of January 1, 2016. The adoption of this standard did not have a material effect on our consolidated financial condition, results of operations or cash flows.

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

We adopted this standard prospectively on its required effective date of January 1, 2016. The adoption of this standard did not have a material effect on our consolidated financial condition, results of operations or cash flows.

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

We adopted this standard on a retrospective basis on January 1, 2016, its required effective date.  Because the new standard did not affect accounting recognition or measurement of debt issuance costs, the adoption of the standard did not have a material effect on our consolidated financial condition, results of operations, or cash flows.

Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)

In May 2015, the FASB amended guidance on fair value disclosures for investments for which fair value is measured using the net asset value (NAV) per share (or its equivalent) as a practical expedient.  The amendments  in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per

Item 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

share practical expedient.  In addition, the amendment removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share as a practical expedient.

We adopted the standard on its required effective date of January 1, 2016 on a retrospective basis.  The adoption of this standard did not have a material effect on our consolidated financial condition, results of operations or cash flows.

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

Leases

In February 2016, the FASB issued an accounting standard that will require lessees with lease terms of more than 12 months to recognize a right of use asset and a corresponding lease liability on their balance sheets. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating leases or finance leases.

The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted using a modified retrospective approach. We expect to adopt this guidance when effective and are currently assessing the impact of the standard on our consolidated financial condition, results of operations and cash flows.

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

We evaluate performance based on revenues and pre‑tax operating income (loss).  Pre-tax operating income (loss) is derived by excluding certain items from net income (loss) attributable to AIG.  See the table below for the items excluded from pre-tax operating income (loss).

Item 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present our operations by reportable segment:

Three Months Ended March 31,	2016		2015
		Pre-Tax		Pre-Tax
	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance
Property Casualty	$5,278	$720	$5,956	$1,170
Mortgage Guaranty	261	163	264	145
Institutional Markets	619	6	624	147
Total Commercial Insurance	6,158	889	6,844	1,462
Consumer Insurance
Retirement	2,114	461	2,388	800
Life	1,597	105	1,613	171
Personal Insurance	2,821	222	2,862	(26)
Total Consumer Insurance	6,532	788	6,863	945
Corporate and Other*	206	(733)	1,042	162
AIG Consolidation and elimination	(159)	10	(159)	(42)
Total AIG Consolidated revenues and pre-tax operating income	$12,737	$954	$14,590	$2,527
Reconciling Items from pre-tax operating income to pre-tax income (loss) :
Changes in fair value of securities used to hedge guaranteed
living benefits	133	133	44	44
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	40	-	(54)
Other income (expense) - net	-	7	-	-
Loss on extinguishment of debt	-	(83)	-	(68)
Net realized capital gains	(1,106)	(1,106)	1,341	1,341
Income from divested businesses	-	(2)	(15)	(21)
Non-operating litigation reserves and settlements	34	31	15	7
Reserve development related to non-operating run-off insurance
business	-	-	-	-
Restructuring and other costs	-	(188)	-	-
Other	(19)	-	-	-
Pre-tax income (loss)	$11,779	$(214)	$15,975	$3,776

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

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2016				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$7	$2,034	$-	$-	$-	$2,041
Obligations of states, municipalities and political subdivisions	-	25,562	2,196	-	-	27,758
Non-U.S. governments	708	17,877	30	-	-	18,615
Corporate debt	-	137,924	1,024	-	-	138,948
RMBS	-	20,060	16,162	-	-	36,222
CMBS	-	12,069	2,368	-	-	14,437
CDO/ABS	-	9,172	6,592	-	-	15,764
Total bonds available for sale	715	224,698	28,372	-	-	253,785
Other bond securities:
U.S. government and government sponsored entities	30	3,373	-	-	-	3,403
Obligations of states, municipalities and political subdivisions	-	-	-	-	-	-
Non-U.S. governments	-	53	-	-	-	53
Corporate debt	-	1,861	18	-	-	1,879
RMBS	-	440	1,513	-	-	1,953
CMBS	-	517	170	-	-	687
CDO/ABS	-	793	6,576	-	-	7,369
Total other bond securities	30	7,037	8,277	-	-	15,344
Equity securities available for sale:
Common stock	2,274	-	-	-	-	2,274
Preferred stock	23	-	-	-	-	23
Mutual funds	471	2	-	-	-	473
Total equity securities available for sale	2,768	2	-	-	-	2,770
Other equity securities	862	-	15	-	-	877
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets(a)	1	32	263	-	-	296
Derivative assets:
Interest rate contracts	-	4,391	14	-	-	4,405
Foreign exchange contracts	-	877	-	-	-	877
Equity contracts	123	69	51	-	-	243
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	3	-	-	3
Other contracts	-	1	21	-	-	22
Counterparty netting and cash collateral	-	-	-	(2,023)	(2,036)	(4,059)
Total derivative assets	123	5,338	89	(2,023)	(2,036)	1,491
Short-term investments	1,367	1,101	-	-	-	2,468
Separate account assets	74,470	5,062	-	-	-	79,532
Total	$80,336	$243,270	$37,027	$(2,023)	$(2,036)	$356,574

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Liabilities:
Policyholder contract deposits	$-	$39	$3,251	$-	$-	$3,290
Other policyholder funds	6	-	-	-	-	6
Derivative liabilities:
Interest rate contracts	-	3,048	62	-	-	3,110
Foreign exchange contracts	4	1,371	9	-	-	1,384
Equity contracts	-	30	-	-	-	30
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	493	-	-	493
Other contracts	-	-	142	-	-	142
Counterparty netting and cash collateral	-	-	-	(2,023)	(992)	(3,015)
Total derivative liabilities	4	4,449	706	(2,023)	(992)	2,144
Long-term debt	-	3,718	184	-	-	3,902
Other liabilities	134	41	-	-	-	175
Total	$144	$8,247	$4,141	$(2,023)	$(992)	$9,517
December 31, 2015				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$-	$1,844	$-	$-	$-	$1,844
Obligations of states, municipalities and political subdivisions	-	25,199	2,124	-	-	27,323
Non-U.S. governments	683	17,480	32	-	-	18,195
Corporate debt	-	134,618	1,370	-	-	135,988
RMBS	-	19,690	16,537	-	-	36,227
CMBS	-	10,986	2,585	-	-	13,571
CDO/ABS	-	8,928	6,169	-	-	15,097
Total bonds available for sale	683	218,745	28,817	-	-	248,245
Other bond securities:
U.S. government and government sponsored entities	-	3,369	-	-	-	3,369
Obligations of states, municipalities and political subdivisions	-	75	-	-	-	75
Non-U.S. governments	-	50	-	-	-	50
Corporate debt	-	2,018	17	-	-	2,035
RMBS	-	649	1,581	-	-	2,230
CMBS	-	557	193	-	-	750
CDO/ABS	-	1,218	7,055	-	-	8,273
Total other bond securities	-	7,936	8,846	-	-	16,782
Equity securities available for sale:
Common stock	2,401	-	-	-	-	2,401
Preferred stock	22	-	-	-	-	22
Mutual funds	491	1	-	-	-	492
Total equity securities available for sale	2,914	1	-	-	-	2,915
Other equity securities	906	1	14	-	-	921
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets(a)	2	1	332	-	-	335

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivative assets:
Interest rate contracts	-	3,150	12	-	-	3,162
Foreign exchange contracts	-	766	-	-	-	766
Equity contracts	91	32	54	-	-	177
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	3	-	-	3
Other contracts	-	2	21	-	-	23
Counterparty netting and cash collateral	-	-	-	(1,268)	(1,554)	(2,822)
Total derivative assets	91	3,950	90	(1,268)	(1,554)	1,309
Short-term investments	1,416	1,175	-	-	-	2,591
Separate account assets	73,699	5,875	-	-	-	79,574
Total	$79,711	$237,684	$38,110	$(1,268)	$(1,554)	$352,683
Liabilities:
Policyholder contract deposits	$-	$36	$2,289	$-	$-	$2,325
Other policyholder funds	6	-	-	-	-	6
Derivative liabilities:
Interest rate contracts	-	2,137	62	-	-	2,199
Foreign exchange contracts	-	1,197	7	-	-	1,204
Equity contracts	-	68	-	-	-	68
Commodity contracts	-	-	-	-	-	-
Credit contracts	-	-	508	-	-	508
Other contracts	-	-	69	-	-	69
Counterparty netting and cash collateral	-	-	-	(1,268)	(760)	(2,028)
Total derivative liabilities	-	3,402	646	(1,268)	(760)	2,020
Long-term debt	-	3,487	183	-	-	3,670
Other liabilities	-	62	-	-	-	62
Total	$6	$6,987	$3,118	$(1,268)	$(760)	$8,083

(a)  Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $7.7 billion and $8.6 billion as of March 31, 2016 and December 31,  2015, respectively.

(b) Represents netting of derivative exposures covered by qualifying master netting agreements.

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

During the three-month periods ended March 31, 2016 and 2015, we transferred $83 million and $72 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the three-month period ended March 31, 2015, we transferred $115 million of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2; there were no such transfers during the three-month period ended March 31, 2016. We had no material transfers from Level 2 to Level 1 during the three-month periods ended March 31, 2016 and 2015.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three-month periods ended March 31, 2016 and 2015 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2016 and 2015:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	in	out	of Period	at End of Period
Three Months Ended March 31, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,124	$-	$58	$14	$-	$-	$2,196	$-
Non-U.S. governments	32	-	(2)	-	-	-	30	-
Corporate debt	1,370	1	(24)	29	121	(473)	1,024	-
RMBS	16,537	245	(420)	(233)	33	-	16,162	-
CMBS	2,585	42	(88)	(81)	-	(90)	2,368	-
CDO/ABS	6,169	12	(50)	438	23	-	6,592	-
Total bonds available for sale	28,817	300	(526)	167	177	(563)	28,372	-
Other bond securities:
Corporate debt	17	1	-	-	-	-	18	1
RMBS	1,581	(37)	-	(13)	-	(18)	1,513	(45)
CMBS	193	(2)	-	(21)	-	-	170	(2)
CDO/ABS	7,055	(133)	-	(411)	65	-	6,576	(306)
Total other bond securities	8,846	(171)	-	(445)	65	(18)	8,277	(352)
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-
Other equity securities	14	1	-	-	-	-	15	1
Mortgage and other loans receivable	11	-	-	-	-	-	11	-
Other invested assets	332	11	(5)	(21)	-	(54)	263	(1)
Total	$38,020	$141	$(531)	$(299)	$242	$(635)	$36,938	$(352)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	in	out	of Period	at End of Period
Three Months Ended March 31, 2016
Liabilities:
Policyholder contract deposits	$2,289	$845	$-	$117	$-	$-	$3,251	$22
Derivative liabilities, net:
Interest rate contracts	50	4	-	(6)	-	-	48	(4)
Foreign exchange contracts	7	1	-	1	-	-	9	(1)
Equity contracts	(54)	4	-	(1)	-	-	(51)	(4)
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts	505	(6)	-	(9)	-	-	490	14
Other contracts	48	54	-	19	-	-	121	(54)
Total derivative liabilities, net(a)	556	57	-	4	-	-	617	(49)
Long-term debt(b)	183	2	-	(1)	-	-	184	(2)
Total	$3,028	$904	$-	$120	$-	$-	$4,052	$(29)

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	in	out	of Period	at End of Period
Three Months Ended March 31, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,159	$1	$45	$65	$-	$(14)	$2,256	$-
Non-U.S. governments	30	-	-	4	-	-	34	-
Corporate debt	1,883	-	17	(61)	44	(56)	1,827	-
RMBS	16,805	258	(72)	354	-	-	17,345	-
CMBS	2,696	24	10	30	-	(66)	2,694	-
CDO/ABS	6,110	33	29	402	-	(121)	6,453	-
Total bonds available for sale	29,683	316	29	794	44	(257)	30,609	-
Other bond securities:
Corporate debt	-	-	-	-	16	-	16	-
RMBS	1,105	(19)	-	204	29	(31)	1,288	(31)
CMBS	369	-	-	(100)	-	-	269	2
CDO/ABS	7,449	132	-	(238)	581	(74)	7,850	(40)
Total other bond securities	8,923	113	-	(134)	626	(105)	9,423	(69)
Equity securities available for sale:
Common stock	1	-	-	-	-	-	1	-
Total equity securities available for sale	1	-	-	-	-	-	1	-
Other equity securities	-	-	-	-	22	-	22	(3)
Mortgage and other loans receivable	6	-	-	-	-	-	6	-
Other invested assets	1,042	410	(492)	(538)	-	-	422	-
Total	$39,655	$839	$(463)	$122	$692	$(362)	$40,483	$(72)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	in	out	of Period	at End of Period
Three Months Ended March 31, 2015
Liabilities:
Policyholder contract deposits	$1,509	$275	$-	$51	$-	$-	$1,835	$(50)
Derivative liabilities, net:
Interest rate contracts	74	4	-	(9)	-	-	69	(4)
Foreign exchange contracts	8	(1)	-	1	-	-	8	1
Equity contracts	(47)	(8)	-	(11)	-	-	(66)	5
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts	978	(147)	-	(40)	-	-	791	28
Other contracts	59	(14)	(2)	16	-	-	59	14
Total derivative liabilities, net(a)	1,072	(166)	(2)	(43)	-	-	861	44
Long-term debt(b)	213	(15)	-	(12)	-	-	186	19
Total	$2,794	$94	$(2)	$(4)	$-	$-	$2,882	$13

(a)  Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b)  Includes guaranteed investment agreements (GIAs), notes, bonds, loans and mortgages payable.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended March 31, 2016
Bonds available for sale	$298	$1	$1	$300
Other bond securities	(34)	-	(137)	(171)
Other equity securities	1	-	-	1
Other invested assets	(2)	51	(38)	11
Three Months Ended March 31, 2015
Bonds available for sale	$311	$(9)	$14	$316
Other bond securities	18	6	89	113
Other invested assets	(7)	417	-	410

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended March 31, 2016
Policyholder contract deposits	-	845	-	845
Derivative liabilities, net	-	4	53	57
Long-term debt	-	-	2	2
Three Months Ended March 31, 2015
Policyholder contract deposits	-	275	-	275
Derivative liabilities, net	(19)	(6)	(141)	(166)
Long-term debt	-	-	(15)	(15)

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the gross components of purchases, sales, issues and settlements, net, shown above, for the three-month periods ended March 31, 2016 and 2015 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Three Months Ended March 31, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$29	$-	$(15)	$14
Non-U.S. governments	1	-	(1)	-
Corporate debt	29	-	-	29
RMBS	503	(58)	(678)	(233)
CMBS	102	(31)	(152)	(81)
CDO/ABS	539	-	(101)	438
Total bonds available for sale	1,203	(89)	(947)	167
Other bond securities:
RMBS	63	(26)	(50)	(13)
CMBS	53	(71)	(3)	(21)
CDO/ABS	8	(17)	(402)	(411)
Total other bond securities	124	(114)	(455)	(445)
Equity securities available for sale	-	-	-	-
Equity securities trading	14	-	(14)	-
Other invested assets	9	-	(30)	(21)
Total assets	$1,350	$(203)	$(1,446)	$(299)
Liabilities:
Policyholder contract deposits	$-	$130	$(13)	$117
Derivative liabilities, net	(2)	-	6	4
Long-term debt(b)	-	-	(1)	(1)
Total liabilities	$(2)	$130	$(8)	$120
Three Months Ended March 31, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$107	$(22)	$(20)	$65
Non-U.S. governments	6	-	(2)	4
Corporate debt	6	(50)	(17)	(61)
RMBS	961	(22)	(585)	354
CMBS	72	(27)	(15)	30
CDO/ABS	579	(23)	(154)	402
Total bonds available for sale	1,731	(144)	(793)	794
Other bond securities:
RMBS	245	(6)	(35)	204
CMBS	-	(36)	(64)	(100)
CDO/ABS	214	(40)	(412)	(238)
Total other bond securities	459	(82)	(511)	(134)
Equity securities available for sale	-	-	-	-
Other invested assets	69	(585)	(22)	(538)
Total assets	$2,259	$(811)	$(1,326)	$122
Liabilities:
Policyholder contract deposits	$-	$73	$(22)	$51
Derivative liabilities, net	(15)	-	(28)	(43)
Long-term debt(b)	-	-	(12)	(12)
Total liabilities	$(15)	$73	$(62)	$(4)

(a)  There were no issuances during the three-month periods ended March 31, 2016 and 2015, respectively.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2016 and 2015 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $13 million of net losses and $18 million of net gains related to assets and liabilities transferred into Level 3 during the three-month periods ended March 31, 2016 and 2015, respectively, and includes $45 million of net losses and $3 million of net gains related to assets and liabilities transferred out of Level 3 during the three-month periods ended March 31, 2016 and 2015, respectively.

Transfers of Level 3 Assets

During the three-month periods ended March 31, 2016 and 2015, transfers into Level 3 assets primarily included certain investments private placement corporate debt, RMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.  The transfers of investments in RMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

During the three-month periods ended March 31, 2016 and 2015, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, CDO/ABS, RMBS and certain investments in municipal securities. Transfers of certain investments municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments.  Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three-month periods ended March 31, 2016 and 2015.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quantitative Information About Level 3 Fair Value Measurements

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments, and includes only those instruments for which information about the inputs is reasonably available to us, such as data from independent third‑party valuation service providers and from internal valuation models. Because input information from third‑parties with respect to certain Level 3 instruments (primarily CDO/ABS) may not be reasonably available to us, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

	Fair Value at
	March 31,	Valuation		Range
(in millions)	2016	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states,
municipalities and
political subdivisions	$1,330	Discounted cash flow	Yield	3.87% - 4.74% (4.31%)

Corporate debt	884	Discounted cash flow	Yield	3.50% - 9.37% (6.43%)

RMBS(a)	13,110	Discounted cash flow	Constant prepayment rate	1.29% - 8.81% (5.05%)
			Loss severity	51.03% - 79.95% (65.49%)
			Constant default rate	3.91% - 8.89% (6.40%)
			Yield	3.45% - 6.09% (4.77%)

CDO/ABS(a)	6,845	Discounted cash flow	Yield	4.05% - 6.81% (5.43%)

CMBS	2,187	Discounted cash flow	Yield	1.08% - 13.15% (7.12%)

Liabilities:

Embedded derivatives
within Policyholder
contract deposits:

GMWB and GMAB	2,097	Discounted cash flow	Equity volatility	15.00% - 50.00%
			Base lapse rate	1.00% - 17.00%
			Dynamic lapse rate	0.20% - 25.50%
			Mortality multiplier(c)	80.00% - 104.27%
			Utilization rate	0.00% - 70.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	824	Discounted cash flow	Lapse rate	0.75% - 66.00%
			Mortality multiplier(c)	50.00% - 75.00%

Indexed Life	342	Discounted cash flow	Equity volatility	13.25% to 22.00%
			Base lapse rate	2.00% to 19.00%
			Mortality rate	0.00% to 40.00%

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2015	Technique	Unobservable Input(b)	(Weighted Average )
Assets:

Obligations of states,
municipalities and
political subdivisions	$1,217	Discounted cash flow	Yield	4.32% - 5.10% (4.71%)

Corporate debt	642	Discounted cash flow	Yield	5.63% - 12.45% (9.04%)

RMBS(a)	17,280	Discounted cash flow	Constant prepayment rate	0.99% - 8.95% (4.97%)
			Loss severity	47.21% - 79.50% (63.35%)
			Constant default rate	3.49% - 9.04% (6.26%)
			Yield	3.13% - 6.14% (4.63%)

CDO/ABS(a)	3,338	Discounted cash flow	Yield	3.41% - 4.98% (4.19%)

CMBS	2,388	Discounted cash flow	Yield	0.00% - 17.65% (6.62%)

Liabilities:

Embedded derivatives
within Policyholder
contract deposits:

GMWB and GMAB	1,234	Discounted cash flow	Equity volatility	15.00% - 50.00%
			Base lapse rate	1.00% - 17.00%
			Dynamic lapse rate	0.20% - 25.50%
			Mortality multiplier(c)	80.00% - 104.27%
			Utilization rate	0.00% - 70.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	715	Discounted cash flow	Lapse rate	0.75% - 66.00%
			Mortality multiplier(c)	50.00% - 75.00%

Indexed Life	332	Discounted cash flow	Equity volatility	13.25% to 22.00%
			Base lapse rate	2.00% to 19.00%
			Mortality rate	0.00% to 40.00%

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

Embedded derivatives within Policyholder contract deposits

Embedded derivatives reported within Policyholder contract deposits include guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum accumulation benefits (GMAB) within variable annuity products, and interest crediting rates based on market indices within index annuities, indexed life and guaranteed investment contracts (GICs).  For any given contract, assumptions for unobservable inputs vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. The following unobservable inputs are used for valuing embedded derivatives measured at fair value:

•    Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. Increases in assumed volatility will generally increase the fair value of both the projected cash flows from rider fees as well as the projected cash flows related to benefit payments. Therefore, the net change in the fair value of the liability may be either a decrease or an increase, depending on the relative changes in projected rider fees and projected benefit payments.

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

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Investments in Certain Entities Carried at Fair Value Using Net Asset Value Per Share

The following table includes information related to our investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate NAV per share (or its equivalent). For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value.

		March 31, 2016		December 31, 2015
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,683	$453	$1,774	$436

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	272	217	306	213

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	105	35	107	41

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	142	42	146	41

Other	Includes multi-strategy, mezzanine and other strategies	277	267	298	239
Total private equity funds		2,479	1,014	2,631	970
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	943	-	1,194	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	2,647	28	2,978	25

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	556	-	555	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	632	7	699	8

Emerging markets	Investments in the financial markets of developing countries	293	-	353	-

Other	Includes multi-strategy, relative value and other strategies	150	-	167	-
Total hedge funds		5,221	35	5,946	33
Total		$7,700	$1,049	$8,577	$1,003

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10‑year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one- or two‑year increments. At March 31, 2016, assuming average original expected lives of 10 years for the funds, 79 percent of the total fair value using NAV per share (or its equivalent) presented above would have expected remaining lives of three years or less, 10 percent between four and six years and 11 percent between seven and 10 years.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The hedge fund investments included above are generally redeemable monthly (13 percent), quarterly (47 percent), semi‑annually (10 percent) and annually (30 percent), with redemption notices ranging from one day to 180 days. At March 31, 2016, however, investments representing approximately 73 percent of the total fair value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various contractual restrictions. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre‑defined end dates and are generally expected to be lifted by the end of 2017. The fund investments for which redemption is restricted only in part generally relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2016	2015
Assets:
Bond and equity securities	$50	$141
Alternative investments(a)	(247)	145
Other, including Short-term investments	-	2
Liabilities:
Long-term debt(b)	(176)	(76)
Other liabilities	-	(3)
Total gain (loss)	$(373)	$209

(a) Includes certain hedge funds, private equity funds and other investment partnerships.

(b) Includes GIAs, notes, bonds and mortgages payable.

We recognized gains of $5 million and $6 million during the three-month periods ended March 31, 2016 and 2015, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	March 31, 2016			December 31, 2015
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$11	$8	$3	$11	$9	$2
Liabilities:
Long-term debt*	$3,902	$2,800	$1,102	$3,670	$2,675	$995

*    Includes GIAs, notes, bonds, loans and mortgages payable.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value Measurements on a Non-Recurring Basis

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2016	2015
March 31, 2016
Other investments	$-	$-	$563	$563	$2	$25
Investments in life settlements	-	-	405	405	157	70
Other assets	-	-	9	9	-	4
Total	$-	$-	$977	$977	$159	$99
December 31, 2015
Other investments	$-	$-	$1,117	$1,117
Investments in life settlements	-	-	828	828
Other assets	-	-	129	129
Total	$-	$-	$2,074	$2,074

Fair Value Information About Financial Instruments Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
March 31, 2016
Assets:
Mortgage and other loans receivable	$-	$134	$31,838	$31,972	$30,665
Other invested assets	-	524	2,854	3,378	4,083
Short-term investments	-	8,446	-	8,446	8,446
Cash	1,499	-	-	1,499	1,499
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	339	120,767	121,106	110,192
Other liabilities	-	3,355	-	3,355	3,355
Long-term debt	-	23,645	4,593	28,238	28,050
December 31, 2015
Assets:
Mortgage and other loans receivable	$-	$198	$30,147	$30,345	$29,554
Other invested assets	-	563	2,880	3,443	4,169
Short-term investments	-	7,541	-	7,541	7,541
Cash	1,629	-	-	1,629	1,629
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	309	117,537	117,846	108,788
Other liabilities	-	2,852	-	2,852	2,852
Long-term debt	-	21,686	4,528	26,214	25,579

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
March 31, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$1,835	$207	$(1)	$2,041	$-
Obligations of states, municipalities and political subdivisions	26,014	1,798	(54)	27,758	2
Non-U.S. governments	17,676	1,119	(180)	18,615	-
Corporate debt	132,514	8,779	(2,345)	138,948	(104)
Mortgage-backed, asset-backed and collateralized:
RMBS	34,056	2,672	(506)	36,222	1,018
CMBS	13,813	722	(98)	14,437	93
CDO/ABS	15,822	344	(402)	15,764	31
Total mortgage-backed, asset-backed and collateralized	63,691	3,738	(1,006)	66,423	1,142
Total bonds available for sale(b)	241,730	15,641	(3,586)	253,785	1,040
Equity securities available for sale:
Common stock	891	1,396	(13)	2,274	-
Preferred stock	19	4	-	23	-
Mutual funds	419	56	(2)	473	-
Total equity securities available for sale	1,329	1,456	(15)	2,770	-
Total	$243,059	$17,097	$(3,601)	$256,555	$1,040
December 31, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$1,698	$155	$(9)	$1,844	$-
Obligations of states, municipalities and political subdivisions	26,003	1,424	(104)	27,323	19
Non-U.S. governments	17,752	805	(362)	18,195	-
Corporate debt	133,513	6,462	(3,987)	135,988	(87)
Mortgage-backed, asset-backed and collateralized:
RMBS	33,878	2,760	(411)	36,227	1,326
CMBS	13,139	561	(129)	13,571	185
CDO/ABS	14,985	360	(248)	15,097	39
Total mortgage-backed, asset-backed and collateralized	62,002	3,681	(788)	64,895	1,550
Total bonds available for sale(b)	240,968	12,527	(5,250)	248,245	1,482
Equity securities available for sale:
Common stock	913	1,504	(16)	2,401	-
Preferred stock	19	3	-	22	-
Mutual funds	447	53	(8)	492	-
Total equity securities available for sale	1,379	1,560	(24)	2,915	-
Total	$242,347	$14,087	$(5,274)	$251,160	$1,482

(a) Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(b) At March 31, 2016 and December 31, 2015, bonds available for sale held by us that were below investment grade or not rated totaled $35.6 billion and $34.9 billion, respectively.

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$2	$-	$11	$1	$13	$1
Obligations of states, municipalities and political
subdivisions	550	25	545	29	1,095	54
Non-U.S. governments	1,400	52	1,212	128	2,612	180
Corporate debt	17,937	1,053	9,297	1,292	27,234	2,345
RMBS	5,087	151	4,828	355	9,915	506
CMBS	1,340	46	863	52	2,203	98
CDO/ABS	8,208	258	2,221	144	10,429	402
Total bonds available for sale	34,524	1,585	18,977	2,001	53,501	3,586
Equity securities available for sale:
Common stock	69	13	-	-	69	13
Mutual funds	93	2	-	-	93	2
Total equity securities available for sale	162	15	-	-	162	15
Total	$34,686	$1,600	$18,977	$2,001	$53,663	$3,601
December 31, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$483	$9	$1	$-	$484	$9
Obligations of states, municipalities and political
subdivisions	2,382	87	268	17	2,650	104
Non-U.S. governments	4,327	203	832	159	5,159	362
Corporate debt	41,317	2,514	5,428	1,473	46,745	3,987
RMBS	7,215	133	4,318	278	11,533	411
CMBS	4,138	108	573	21	4,711	129
CDO/ABS	7,064	104	2,175	144	9,239	248
Total bonds available for sale	66,926	3,158	13,595	2,092	80,521	5,250
Equity securities available for sale:
Common stock	91	16	-	-	91	16
Mutual funds	200	8	-	-	200	8
Total equity securities available for sale	291	24	-	-	291	24
Total	$67,217	$3,182	$13,595	$2,092	$80,812	$5,274

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At March 31, 2016, we held 9,760 and 128 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 2,931 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2016 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
March 31, 2016	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,930	$9,092	$732	$723
Due after one year through five years	49,341	52,088	6,357	6,084
Due after five years through ten years	51,660	53,355	10,954	9,972
Due after ten years	68,108	72,827	15,491	14,175
Mortgage-backed, asset-backed and collateralized	63,691	66,423	23,553	22,547
Total	$241,730	$253,785	$57,087	$53,501
December 31, 2015
Due in one year or less	$9,176	$9,277	$1,122	$1,103
Due after one year through five years	47,230	49,196	9,847	9,494
Due after five years through ten years	54,120	54,459	22,296	20,686
Due after ten years	68,440	70,418	26,235	23,755
Mortgage-backed, asset-backed and collateralized	62,002	64,895	26,271	25,483
Total	$240,968	$248,245	$85,771	$80,521

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	2016		2015
	Gross	Gross	Gross	Gross
Three Months Ended March 31,	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses
Fixed maturity securities	$187	$549	$149	$118
Equity securities	32	8	496	5
Total	$219	$557	$645	$123

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the three-month periods ended March 31, 2016 and 2015, respectively, the aggregate fair value of available for sale securities sold was $6.1 billion and $6.9 billion, respectively, which resulted in net realized capital losses of $338 million and net realized capital gains of $522 million, respectively.

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	March 31, 2016		December 31, 2015
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$3,403	21%	$3,369	19%
Obligations of states, municipalities and political subdivisions	-	-	75	-
Non-U.S. governments	53	-	50	-
Corporate debt	1,879	12	2,035	12
Mortgage-backed, asset-backed and collateralized:
RMBS	1,953	12	2,230	13
CMBS	687	4	750	4
CDO/ABS and other collateralized*	7,369	46	8,273	47
Total mortgage-backed, asset-backed and collateralized	10,009	62	11,253	64
Total fixed maturity securities	15,344	95	16,782	95
Equity securities	877	5	921	5
Total	$16,221	100%	$17,703	100%

* Includes $592 million and $712 million of U.S. Government agency-backed ABS at March 31, 2016 and December 31, 2015, respectively.

Net Investment Income

The following table presents the components of Net investment income:

Three Months Ended March 31,
(in millions)	2016	2015
Fixed maturity securities, including short-term investments	$2,936	$2,883
Equity securities	(22)	15
Interest on mortgage and other loans	389	339
Alternative investments*	(366)	586
Real estate	53	26
Other investments	137	141
Total investment income	3,127	3,990
Investment expenses	114	152
Net investment income	$3,013	$3,838

* Beginning in the first quarter of 2016, the presentation of income on alternative investments has been refined to include only income from hedge funds, private equity funds and affordable housing partnerships. Prior period disclosures have been reclassified to conform to this presentation. Hedge funds for which we elected the fair value option are recorded as of the balance sheet date. Other hedge funds are generally reported on a one-month lag, while private equity funds are generally reported on a one-quarter lag.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Three Months Ended March 31,
(in millions)	2016	2015
Sales of fixed maturity securities	$(362)	$31
Sales of equity securities	24	491
Other-than-temporary impairments:
Severity	(2)	(2)
Change in intent	(29)	(24)
Foreign currency declines	(6)	(29)
Issuer-specific credit events	(131)	(68)
Adverse projected cash flows	(36)	(5)
Provision for loan losses	30	24
Foreign exchange transactions	(520)	254
Derivative instruments	(84)	208
Impairments on investments in life settlements	(157)	(70)
Other *	167	531
Net realized capital gains (losses)	$(1,106)	$1,341

*  Includes realized gains due to the sale of Class B shares of Prudential Financial, Inc.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Three Months Ended March 31,
(in millions)	2016	2015
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$4,778	$2,156
Equity securities	(95)	(382)
Other investments	(148)	(503)
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$4,535	$1,271

Evaluating Investments for Other-Than-Temporary Impairments

For a discussion of our policy for evaluating investments for other-than-temporary impairments, see Note 5 to the Consolidated Financial Statements in the 2015 Annual Report.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Three Months Ended March 31,
(in millions)	2016	2015
Balance, beginning of year	$1,747	$2,659
Increases due to:
Credit impairments on new securities subject to impairment losses	110	15
Additional credit impairments on previously impaired securities	55	22
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(150)	(42)
Accretion on securities previously impaired due to credit*	(239)	(188)
Other	-	-
Balance, end of period	$1,523	$2,466

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$33,999
Cash flows expected to be collected*	27,609
Recorded investment in acquired securities	18,476

* Represents undiscounted expected cash flows, including both principal and interest.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	March 31, 2016	December 31, 2015
Outstanding principal balance	$17,011	$16,871
Amortized cost	12,442	12,303
Fair value	12,979	13,164

The following table presents activity for the accretable yield on PCI securities:

Three Months Ended March 31,
(in millions)	2016	2015
Balance, beginning of period	$6,846	$6,865
Newly purchased PCI securities	206	245
Disposals	-	-
Accretion	(214)	(220)
Effect of changes in interest rate indices	(299)	(138)
Net reclassification to/(from) non-accretable difference,
including effects of prepayments	83	13
Balance, end of period	$6,622	$6,765

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	March 31, 2016	December 31, 2015
Fixed maturity securities available for sale	$1,455	$1,145
Other bond securities, at fair value	$1,897	$1,740

At March 31, 2016 and December 31, 2015, amounts borrowed under repurchase and securities lending agreements totaled $3.4 billion and $2.9 billion, respectively.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2016
Other bond securities:
Non-U.S. governments	$-	$-	$-	$52	$-	$52
Corporate debt	-	229	447	1,131	-	1,807
Total	$-	$229	$447	$1,183	$-	$1,859

December 31, 2015
Bonds available for sale:
Non-U.S. governments	$-	$50	$-	$-	$-	$50
Other bond securities:
Non-U.S. governments	-	-	-	49	-	49
Corporate debt	-	33	332	1,326	-	1,691
Total	$-	$83	$332	$1,375	$-	$1,790

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2016
Bonds available for sale:
Non-U.S. governments	$-	$-	$-	$54	$-	$54
Corporate debt	-	101	674	167	8	950
RMBS	-	-	-	451	-	451
Other bond securities:
U.S. government and government sponsored entities	30	-	-	-	-	30
RMBS	-	-	-	8	-	8
Total	$30	$101	$674	$680	$8	$1,493

December 31, 2015
Bonds available for sale:
Non-U.S. governments	$-	$-	$57	$-	$-	$57
Corporate debt	-	-	914	-	-	914
RMBS	-	-	-	124	-	124
Total	$-	$-	$971	$124	$-	$1,095

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

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	March 31, 2016	December 31, 2015
Securities collateral pledged to us	$1,282	$1,742
Amount sold or repledged by us	$140	$-

Insurance – Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $5.5 billion and $4.9 billion at March 31, 2016 and December 31, 2015, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $47 million of stock in FHLBs at both March 31, 2016 and December 31, 2015. In addition, our subsidiaries have pledged securities available for sale with a fair value of $2.1 billion and $1.2 billion at March 31, 2016 and December 31, 2015, respectively, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $2.4 billion at both March 31, 2016 and December 31, 2015. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Short-term investments held in escrow accounts or otherwise subject to restriction as to their use were $496 million and $439 million at March 31, 2016 and December 31, 2015, respectively.

6. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable, net:

	March 31,	December 31,
(in millions)	2016	2015
Commercial mortgages*	$22,159	$22,067
Residential mortgages	3,084	2,758
Life insurance policy loans	2,568	2,597
Commercial loans, other loans and notes receivable	3,142	2,451
Total mortgage and other loans receivable	30,953	29,873
Allowance for credit losses	(277)	(308)
Mortgage and other loans receivable, net	$30,676	$29,565

* Commercial mortgages primarily represent loans for offices, retail properties and apartments, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 23 percent and 12 percent, respectively, at March 31, 2016, and 22 percent and 12 percent, respectively, at December 31, 2015).

Item 1 / NOTE 6. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due.  Nonperforming mortgages were not significant for all periods presented.

The following table presents the credit quality indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
March 31, 2016
Credit Quality Indicator:
In good standing	816	$4,014	$7,567	$4,861	$1,835	$2,255	$1,400	$21,932	99%
Restructured(a)	5	-	151	18	-	16	-	185	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	8	3	15	-	6	6	12	42	-
Total(b)	829	$4,017	$7,733	$4,879	$1,841	$2,277	$1,412	$22,159	100%
Allowance for credit losses:
Specific		-	4	1	6	1	-	12	-
General		41	47	30	6	18	12	154	1
Total allowance for credit losses		$41	$51	$31	$12	$19	$12	$166	1%
December 31, 2015
Credit Quality Indicator:
In good standing	830	$3,916	$7,484	$4,809	$1,902	$2,082	$1,435	$21,628	98%
Restructured(a)	9	-	156	25	6	16	6	209	1
90 days or less delinquent	1	-	-	4	-	-	-	4	-
>90 days delinquent or in
process of foreclosure	9	3	205	-	6	-	12	226	1
Total(b)	849	$3,919	$7,845	$4,838	$1,914	$2,098	$1,453	$22,067	100%
Allowance for credit losses:
Specific		-	16	1	6	1	-	24	-
General		35	47	29	8	15	13	147	1
Total allowance for credit losses		$35	$63	$30	$14	$16	$13	$171	1%

(a) Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings, see Note 6 to the Consolidated Financial Statements in the 2015 Annual Report.

(b) Does not reflect allowance for credit losses.

(c)  Approximately all of the commercial mortgages held at such respective dates were current as to payments of principal and interest.

Item 1 / NOTE 6. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Allowance for Credit Losses

See Note 6 to the Consolidated Financial Statements in the 2015 Annual Report for a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2016			2015
Three Months Ended March 31,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$171	$137	$308	$159	$112	$271
Loans charged off	(11)	-	(11)	-	(1)	(1)
Recoveries of loans previously charged off	11	-	11	4	-	4
Net charge-offs	-	-	-	4	(1)	3
Provision for loan losses	(5)	(26)	(31)	(20)	(4)	(24)
Other	-	-	-	-	-	-
Allowance, end of period	$166 *	$111	$277	$143 *	$107	$250

* Of the total allowance, $12 million and $45 million relate to individually assessed credit losses on $298 million and $131 million of commercial mortgage loans at March 31, 2016 and 2015, respectively.

During the three-month period ended March 31, 2015, loans with a carrying value of $65 million were modified in troubled debt restructurings.  No loans were modified in troubled debt restructurings during the three-month period ended March 31, 2016.

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

The primary beneficiary of a VIE is the entity that has both (1) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.

Item 1 / NOTE 7. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles	Structured Investment Vehicle	Affordable Housing Partnerships	Other	Total
March 31, 2016
Assets:
Bonds available for sale	$-	$10,294	$-	$-	$15	$10,309
Other bond securities	-	5,379	358	-	9	5,746
Mortgage and other loans receivable	1	1,743	-	-	125	1,869
Other invested assets	2,074	467	-	2,846	24	5,411
Other (a)	574	918	58	301	159	2,010
Total assets(b)	$2,649	$18,801	$416	$3,147	$332	$25,345
Liabilities:
Long-term debt	$1,545	$915	$52	$1,636	$5	$4,153
Other (c)	259	194	1	229	146	829
Total liabilities	$1,804	$1,109	$53	$1,865	$151	$4,982
December 31, 2015
Assets:
Bonds available for sale	$-	$10,309	$-	$-	$15	$10,324
Other bond securities	-	5,756	387	-	24	6,167
Mortgage and other loans receivable	1	1,960	-	-	132	2,093
Other invested assets	489	477	-	2,608	24	3,598
Other (a)	29	1,349	94	293	159	1,924
Total assets(b)	$519	$19,851	$481	$2,901	$354	$24,106
Liabilities:
Long-term debt	$-	$1,025	$53	$1,513	$6	$2,597
Other(c)	34	236	1	214	71	556
Total liabilities	$34	$1,261	$54	$1,727	$77	$3,153

(a) Comprised primarily of Short-term investments and Other assets at March 31, 2016 and December 31, 2015.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities and Derivative liabilities, at fair value, at March 31, 2016 and December 31, 2015.

(d) At March 31, 2016 and December 31, 2015, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $113 million and $131 million, respectively.

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

Item 1 / NOTE 7. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(a)	Sheet		Total
March 31, 2016
Real estate and investment entities(d)	$512,798	$13,724	$2,038		$15,762
Affordable housing partnerships	4,992	837	-		837
Other	4,367	273	1,099	(b)	1,372
Total (c)	$522,157	$14,834	$3,137		$17,971
December 31, 2015
Real estate and investment entities(d)	$21,951	$3,072	$398		$3,470
Affordable housing partnerships	5,255	774	-		774
Other	1,110	215	1,000	(b)	1,215
Total	$28,316	$4,061	$1,398		$5,459

(a) At March 31, 2016 and December 31, 2015, $14.4 billion and $3.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(b) These amounts primarily represent our estimate of the maximum exposure to loss under certain insurance policies issued to VIEs if a hypothetical loss occurred to the extent of the full amount of the insured value.  Our insurance policies cover defined risks and our estimate of liability is included in our insurance reserves on the balance sheet.

(c) As discussed in Note 2, on January 1, 2016, we adopted accounting guidance that resulted in an increase in the number of our investment entities classified as VIEs.

(d) Comprised primarily of hedge funds and private equity funds.

See Note 9 to the Consolidated Financial Statements in the 2015 Annual Report for additional information on VIEs.

8. DERIVATIVES AND HEDGE ACCOUNTING

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. See Note 10 to the Consolidated Financial Statements in the 2015 Annual Report for a discussion of our accounting policies and procedures regarding derivatives and hedge accounting.

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

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the notional amounts of our derivative instruments and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2016				December 31, 2015
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$512	$4	$527	$3	$301	$1	$725	$2
Foreign exchange contracts	2,607	209	1,369	65	2,903	207	914	56
Equity contracts	-	-	116	13	-	-	121	23
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	62,278	4,401	36,183	3,107	45,846	3,161	65,733	2,197
Foreign exchange contracts	8,564	668	11,325	1,319	9,472	559	8,900	1,148
Equity contracts	9,648	243	6,040	17	6,656	177	5,028	45
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts(b)	4	3	1,152	493	4	3	1,289	508
Other contracts(c)	38,550	22	213	142	37,586	23	203	69
Total derivatives, gross	$122,163	$5,550	$56,925	$5,159	$102,768	$4,131	$82,913	$4,048
Counterparty netting(d)		(2,023)		(2,023)		(1,268)		(1,268)
Cash collateral(e)		(2,036)		(992)		(1,554)		(760)
Total derivatives on condensed
consolidated balance sheets(f)		$1,491		$2,144		$1,309		$2,020

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) As of March 31, 2016 and December 31, 2015, included super senior multi-sector CDOs with a net notional amount of $1.0 billion and $1.1 billion (fair value liability of $468 million and $483 million), respectively. The expected weighted average maturity as of March 31, 2016 is six years. Because of long-term maturities of the CDSs in the portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the portfolio. As of March 31, 2016 and December 31, 2015, there were no super senior corporate debt/CLOs remaining.

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e) Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes Embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated Embedded derivatives was $0 at both March 31, 2016 and December 31, 2015. Fair value of liabilities related to bifurcated Embedded derivatives was $3.3 billion and $2.3 billion, respectively, at March 31, 2016 and December 31, 2015. A bifurcated Embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

Collateral posted by us to third parties for derivative transactions was $3.3 billion and $3.0 billion at March 31, 2016 and December 31, 2015, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.1 billion and $1.6 billion at March 31, 2016 and December 31, 2015, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three-month periods ended March 31, 2016 and 2015, we recognized gains (losses) of $(5) million and $94 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

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

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:		Including Gains/(Losses) Attributable to:
	Hedging	Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Three Months Ended March 31, 2016
Interest rate contracts:
Realized capital gains/(losses)	$1	$(1)	$-	$-	$-
Other income	-	2	-	-	2
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	34	(64)	-	(29)	(1)
Other income	-	7	-	-	7
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	10	(12)	-	(2)	-
Three Months Ended March 31, 2015
Interest rate contracts:
Realized capital gains/(losses)	$1	$(1)	$-	$-	$-
Other income	-	3	-	-	3
Gain/(Loss) on extinguishment of debt	-	13	-	-	13
Foreign exchange contracts:
Realized capital gains/(losses)	132	(128)	-	1	3
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	6	-	-	6
Gain/(Loss) on extinguishment of debt	-	16	-	-	16
Equity contracts
Realized capital gains/(losses)	(6)	5	-	(1)	-

a)  The amounts presented do not include the periodic net coupon settlements of the derivative contract or the coupon income (expense) related to the hedged item.

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

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses)
Three Months Ended March 31,	Recognized in Earnings
(in millions)	2016	2015
By Derivative Type:
Interest rate contracts	$770	$356
Foreign exchange contracts	(28)	322
Equity contracts	(131)	(90)
Commodity contracts	-	(1)
Credit contracts	6	147
Other contracts	16	23
Embedded derivatives	(772)	(173)
Total	$(139)	$584
By Classification:
Policy fees	$20	$19
Net investment income	(1)	27
Net realized capital gains (losses)	(35)	171
Other income (losses)	(130)	362
Policyholder benefits and claims incurred	7	5
Total	$(139)	$584

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk-related contingent features that were in a net liability position at March 31, 2016 and December 31, 2015, was approximately $2.2 billion and $2.0 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2016 and December 31, 2015, was $2.3 billion and $2.1 billion, respectively.

We estimate that at March 31, 2016, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB+, BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $148 million.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of March 31, 2016. Factors considered in estimating the termination payments upon downgrade include current market conditions and the terms of the respective CSA provisions. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $5.3 billion and $5.7 billion at March 31, 2016 and December 31, 2015, respectively. These securities have par amounts of $10.9 billion and $11.2 billion at March 31, 2016 and December 31, 2015, respectively, and have remaining stated maturity dates that extend to 2052.

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

Individual Securities Litigations. Between November 18, 2011 and February 9, 2015, eleven separate, though similar, securities actions (Individual Securities Litigations) were filed asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP. Two of the actions were voluntarily dismissed. On September 10, 2015, the Southern District of New York granted AIG’s motion to dismiss some of the claims in the Individual Securities Litigations in whole or in part. AIG has settled seven of the nine remaining actions.

On March 27, 2015, an additional securities action was filed in state court in Orange County, California asserting a claim against AIG pursuant to Section 11 of the Securities Act (the California Action) that is substantially similar to those in the Consolidated 2008 Securities Litigation and the two remaining Individual Securities Litigations pending in the Southern District of New York.  On July 10, 2015, AIG filed a motion to stay the California Action. On September 18, 2015, the court denied AIG’s motion to stay the California Action. On October 23, 2015, AIG filed an appeal of the court’s denial. On January 28, 2016, the California appellate court summarily denied AIG’s appeal. On February 8, 2016, AIG filed a petition for review in the California Supreme Court, which was denied on March 30, 2016. On April 11, 2016, AIG filed a demurrer to dismiss all of the claims asserted in the California Action.

On April 29, 2015, AIG filed a complaint for declaratory relief in the Southern District of New York seeking a declaration that the Section 11 claims filed in the California Action are time-barred (the SDNY Action). On July 10, 2015, AIG filed a motion for summary judgment and the plaintiff in the California Action cross moved to dismiss the SDNY Action. On April 18, 2016, the court in the SDNY Action granted the plaintiff’s motion to dismiss, and denied AIG’s motion for summary judgment as moot.

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

On August 15, 2012, the trial court entered an order granting plaintiffs’ motion for class certification, and on September 12, 2014, the Alabama Supreme Court affirmed that order. AIG and the other defendants’ petition for rehearing of that decision was denied on February 27, 2015. The matter has been remanded to the trial court for general discovery and adjudication of the merits. On November 24, 2015, the trial court ruled that the defendants had a duty to disclose the amount of insurance available at the settlement approval hearings and that the defendants breached that duty. On February 22, 2016, the court rescheduled the trial date to May 16, 2016.  Thereafter, the parties settled this matter in principle, subject to formal documentation and court approval. We have accrued our current estimate of loss with respect to this litigation.

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

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.7 billion at March 31, 2016.

Item 1 / NOTE 9. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at March 31, 2016 was $208 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. EQUITY

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Three Months Ended March 31, 2016
Shares, beginning of year	1,906,671,492	(712,754,875)	1,193,916,617
Shares issued	-	10,968	10,968
Shares repurchased	-	(63,189,226)	(63,189,226)
Shares, end of period	1,906,671,492	(775,933,133)	1,130,738,359

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

On March 28, 2016, we paid a dividend of $0.32 per share on AIG Common Stock to shareholders of record on March 14, 2016.

See Note 18 to the Consolidated Financial Statements in the 2015 Annual Report for a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries.

Repurchase of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On February 11, 2016, our Board of Directors authorized an additional increase of $5.0 billion to its previous share repurchase authorization. As of March 31, 2016, approximately $4.6 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We repurchased approximately 63 million shares of AIG Common Stock in the three-month period ended March 31, 2016 for an aggregate purchase price of approximately $3.5 billion, and we repurchased 10 million warrants to purchase shares of AIG Common Stock for an aggregate purchase price of $173 million.

The timing of any future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment

(in millions)					Total
Balance, December 31, 2015, net of tax	$696	$5,566	$(2,879)	$(846)	$2,537
Change in unrealized appreciation (depreciation) of investments	(548)	5,083	-	-	4,535
Change in deferred policy acquisition costs adjustment and other	15	(360)	-	-	(345)
Change in future policy benefits	-	(728)	-	-	(728)
Change in foreign currency translation adjustments	-	-	(132)	-	(132)
Change in net actuarial loss	-	-	-	12	12
Change in prior service cost	-	-	-	(7)	(7)
Change in deferred tax asset (liability)	184	(568)	40	(3)	(347)
Total other comprehensive income (loss)	(349)	3,427	(92)	2	2,988
Noncontrolling interests	-	-	-	-	-
Balance, March 31, 2016, net of tax	$347	$8,993	$(2,971)	$(844)	$5,525

Balance, December 31, 2014, net of tax	$1,043	$12,327	$(1,784)	$(969)	$10,617
Change in unrealized appreciation (depreciation) of investments	(59)	1,330	-	-	1,271
Change in deferred policy acquisition costs adjustment and other	(19)	80	-	-	61
Change in future policy benefits	(23)	(380)	-	-	(403)
Change in foreign currency translation adjustments	-	-	(632)	-	(632)
Change in net actuarial loss	-	-	-	43	43
Change in prior service credit	-	-	-	(12)	(12)
Change in deferred tax asset (liability)	29	(491)	173	(2)	(291)
Total other comprehensive income (loss)	(72)	539	(459)	29	37
Noncontrolling interests	-	-	(3)	-	(3)
Balance, March 31, 2015, net of tax	$971	$12,866	$(2,240)	$(940)	$10,657

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the other comprehensive income reclassification adjustments for the three-month periods ended March 31, 2016 and 2015, respectively:

	Unrealized Appreciation
	(Depreciation) of Fixed
	Maturity Investments	Unrealized
	on Which Other-Than-	Appreciation	Foreign	Retirement
	Temporary Credit	(Depreciation)	Currency	Plan
	Impairments Were	of All Other	Translation	Liabilities
(in millions)	Recognized	Investments	Adjustments	Adjustment	Total
March 31, 2016
Unrealized change arising during period	$(458)	$3,640	$(132)	$1	$3,051
Less: Reclassification adjustments
included in net income	75	(355)	-	(4)	(284)
Total other comprehensive income (loss),
before income tax expense (benefit)	(533)	3,995	(132)	5	3,335
Less: Income tax expense (benefit)	(184)	568	(40)	3	347
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(349)	$3,427	$(92)	$2	$2,988

March 31, 2015
Unrealized change arising during period	$(92)	$1,507	$(632)	$7	$790
Less: Reclassification adjustments
included in net income	9	477	-	(24)	462
Total other comprehensive income (loss),
before income tax expense (benefit)	(101)	1,030	(632)	31	328
Less: Income tax expense (benefit)	(29)	491	(173)	2	291
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(72)	$539	$(459)	$29	$37

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss):

	Amount Reclassified
	from Accumulated Other
	Comprehensive Income
	Three Months Ended March 31,		Affected Line Item in the
(in millions)	2016	2015	Condensed Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were recognized

Investments	$75	$9	Other realized capital gains
Total	75	9
Unrealized appreciation (depreciation) of
all other investments
Investments	(413)	512	Other realized capital gains
Deferred policy acquisition costs adjustment	58	(35)	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	(355)	477

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Change in retirement plan liabilities adjustment
Prior-service costs	4	12	*
Actuarial losses	(8)	(36)	*
Total	(4)	(24)
Total reclassifications for the period	$(284)	$462

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

The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31,
(dollars in millions, except per share data)	2016	2015
Numerator for EPS:
Income (loss) from continuing operations	$(156)	$2,476
Less: Net income from continuing operations attributable to noncontrolling interests	(20)	9
Income (loss) attributable to AIG common shareholders from continuing operations	(136)	2,467
Income (loss) from discontinued operations, net of income tax expense	(47)	1
Net income (loss) attributable to AIG common shareholders	$(183)	$2,468
Denominator for EPS:
Weighted average shares outstanding — basic	1,156,548,459	1,365,951,690
Dilutive shares(a)	-	20,311,859
Weighted average shares outstanding — diluted(b)	1,156,548,459	1,386,263,549
Income per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(0.12)	$1.81
Loss from discontinued operations	$(0.04)	$-
Income (loss) attributable to AIG	$(0.16)	$1.81
Diluted:
Income (loss) from continuing operations	$(0.12)	$1.78
Income (loss) from discontinued operations	$(0.04)	$-
Income (loss) attributable to AIG	$(0.16)	$1.78

(a) Shares in the diluted EPS calculation represent basic shares for the three-month period ended March 31, 2016 due to the net loss in that period.

(b) Dilutive shares include our share‑based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of shares excluded from diluted shares outstanding was 0.6 and 0.6 million for both the three-month periods ended March 31, 2016 and 2015, because the effect of including those shares in the calculation would have been anti-dilutive.

Item 1 / NOTE 12. EMPLOYEE BENEFITS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. EMPLOYEE BENEFITS

We sponsor various defined benefit pension plans, post-retirement medical and life insurance plans for eligible employees and retirees in the U.S. and certain non-U.S. countries. Effective January 1, 2016, the U.S. defined benefit pension plans were frozen for current participants and closed to new hires.  Accordingly, compensation-based benefits are no longer credited to the cash balance accounts of plan participants.

In addition, we changed the method used to measure interest cost for pension and postretirement benefits for our U.S. plans and largest non-U.S. plans in the fourth quarter of 2015. Previously, we measured interest cost utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations. For 2016, interest cost is measured by applying the specific spot rates along the yield curve to the plans’ corresponding discounted cash flows that comprise the obligation (the Spot Rate Approach). The new method provides a more precise measurement of interest cost by aligning the timing of the plans’ discounted cash flows to the corresponding spot rates on the yield curve.  We accounted for this change as a change in accounting estimate, which is applied prospectively. The measurement of our pension and postretirement benefit obligations was not affected.

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended March 31, 2016
Components of net periodic benefit (income) cost:
Service cost	$4	$8	$12	$1	$1	$2
Interest cost	46	5	51	1	1	2
Expected return on assets	(73)	(7)	(80)	-	-	-
Amortization of prior service credit	-	-	-	(2)	-	(2)
Amortization of net loss	6	2	8	-	-	-
Curtailment gain	-	(2)	(2)	-	-	-
Net periodic benefit (income) cost	$(17)	$6	$(11)	$-	$2	$2
Three Months Ended March 31, 2015
Components of net periodic benefit cost:
Service cost	$52	$11	$63	$2	$1	$3
Interest cost	55	6	61	2	1	3
Expected return on assets	(72)	(6)	(78)	-	-	-
Amortization of prior service credit	(8)	(1)	(9)	(3)	-	(3)
Amortization of net loss	32	3	35	-	-	-
Net periodic benefit cost	$59	$13	$72	$1	$2	$3

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

Interim Tax Expense (Benefit)

For the three-month period ended March 31, 2016, the effective tax rate on loss from continuing operations was 27.1 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax charges and related interest associated with increases in uncertain tax positions related to cross border financing transactions, partially offset by tax benefits associated with the impact of an agreement reached with the Internal Revenue Service (IRS) related to certain tax issues under audit, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and a decrease in the deferred tax asset valuation allowances associated with certain foreign jurisdictions.

For the three-month period ended March 31, 2015, the effective tax rate on income from continuing operations was 34.4 percent.  The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income, partially offset by an increase in certain deferred tax asset valuation allowances associated with foreign jurisdictions primarily attributable to changes in statutory tax rates and the net operating loss utilization statutory limitation in Japan.

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income of our non-life companies can be offset by the net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of March 31, 2016, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

For the three-month period ended March 31, 2016, recent changes in market conditions, including falling interest rates, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a decrease to the related deferred tax asset.  The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of March 31, 2016, based on all available evidence, we concluded that the valuation allowance should be reduced on a portion of the deferred tax asset related to unrealized tax losses that are more-likely-than-not to be realized.

As a result, for the three-month period ended March 31, 2016, we released $800 million of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies, all of which was allocated to other comprehensive income.

During the three-month period ended March 31, 2016, we recognized a net decrease of $34 million in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to changes in projections related to Japan.

Item 1 / NOTE 13. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Tax Examinations and Litigation

On August 1, 2012, we filed a motion for partial summary judgment related to the disallowance of foreign tax credits associated with cross border financing transactions in the Southern District of New York. On March 29, 2013, the Southern District of New York denied our motion. On March 17, 2014, the U.S. Court of Appeals for the Second Circuit (the Second Circuit) granted our petition for an immediate appeal of the partial summary judgment decision. On September 9, 2015, the Second Circuit affirmed the decision of the Southern District of New York. On October 13, 2015, we filed a petition for a writ of certiorari to the U.S Supreme Court. On March 7, 2016 the U.S. Supreme Court denied our petition for certiorari.  As a result, the case will be remanded back to the Southern District of New York for a jury trial.

We will vigorously defend our position and continue to believe that we have adequate reserves for any liability that could result from these government actions. We continue to monitor legal and other developments in this area, including recent decisions affecting other taxpayers, and evaluate their effect, if any, on our position.

Accounting for Uncertainty in Income Taxes

At March 31, 2016 and December 31, 2015, our unrecognized tax benefits, excluding interest and penalties, were $4.5 billion and $4.3 billion, respectively. The three-month period ended March 31, 2016 reflects an increase in amounts associated with cross border financing transactions, partially offset by benefits realized due to an agreement reached with the IRS related to certain tax issues under audit. At both March 31, 2016 and December 31, 2015, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather the permissibility, of the deduction were $0.1 billion.  Accordingly, at March 31, 2016 and December 31, 2015, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.4 billion and $4.2 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.  At both March 31, 2016 and December 31, 2015, we had accrued liabilities of $1.2 billion for the payment of interest (net of the federal benefit) and penalties. For the three-month periods ended March 31, 2016 and 2015, we accrued benefits of $51 million and $12 million, respectively, for the payment of interest and penalties. The reduction in interest from December 31, 2015 was primarily due to benefits associated with an agreement reached with the IRS related to certain tax issues under audit, partially offset by an increase associated with cross border financing transactions.

We regularly evaluate adjustments proposed by taxing authorities. At March 31, 2016, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

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

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
March 31, 2016
Assets:
Short-term investments	$4,391	$-	$10,635	$(4,112)	$10,914
Other investments(a)	5,437	-	326,495	-	331,932
Total investments	9,828	-	337,130	(4,112)	342,846
Cash	36	7	1,456	-	1,499
Loans to subsidiaries(b)	35,109	-	411	(35,520)	-
Investment in consolidated subsidiaries(b)	55,010	30,908	-	(85,918)	-
Other assets, including deferred income taxes	24,470	125	137,311	(3,474)	158,432
Total assets	$124,453	$31,040	$476,308	$(129,024)	$502,777
Liabilities:
Insurance liabilities	$-	$-	$274,789	$-	$274,789
Long-term debt	22,133	678	9,141	-	31,952
Other liabilities, including intercompany balances(a)	13,407	54	101,237	(7,743)	106,955
Loans from subsidiaries(b)	395	-	35,125	(35,520)	-
Total liabilities	35,935	732	420,292	(43,263)	413,696
Total AIG shareholders’ equity	88,518	30,308	55,453	(85,761)	88,518
Non-redeemable noncontrolling interests	-	-	563	-	563
Total equity	88,518	30,308	56,016	(85,761)	89,081
Total liabilities and equity	$124,453	$31,040	$476,308	$(129,024)	$502,777

December 31, 2015
Assets:
Short-term investments	$4,042	$-	$9,637	$(3,547)	$10,132
Other investments(a)	7,425	-	320,797	-	328,222
Total investments	11,467	-	330,434	(3,547)	338,354
Cash	34	116	1,479	-	1,629
Loans to subsidiaries(b)	35,927	-	578	(36,505)	-
Investment in consolidated subsidiaries(b)	51,151	30,239	-	(81,390)	-
Other assets, including deferred income taxes	23,299	258	135,690	(2,388)	156,859
Total assets	$121,878	$30,613	$468,181	$(123,830)	$496,842
Liabilities:
Insurance liabilities	$-	$-	$271,645	$-	$271,645
Long-term debt	19,777	704	8,768	-	29,249
Other liabilities, including intercompany balances(a)	11,869	201	99,777	(6,109)	105,738
Loans from subsidiaries(b)	574	3	35,928	(36,505)	-
Total liabilities	32,220	908	416,118	(42,614)	406,632
Total AIG shareholders’ equity	89,658	29,705	51,511	(81,216)	89,658
Non-redeemable noncontrolling interests	-	-	552	-	552
Total equity	89,658	29,705	52,063	(81,216)	90,210
Total liabilities and equity	$121,878	$30,613	$468,181	$(123,830)	$496,842

(a) Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b) Eliminated in consolidation.

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2016
Revenues:
Equity in earnings of consolidated subsidiaries*	$(944)	$(1,683)	$-	$2,627	$-
Other income	(63)	5	12,038	(201)	11,779
Total revenues	(1,007)	(1,678)	12,038	2,426	11,779
Expenses:
Interest expense	244	14	49	(1)	306
Loss on extinguishment of debt	77	-	6	-	83
Other expenses	191	7	11,605	(199)	11,604
Total expenses	512	21	11,660	(200)	11,993
Income (loss) from continuing operations before income tax
expense (benefit)	(1,519)	(1,699)	378	2,626	(214)
Income tax expense (benefit)	(1,337)	(6)	1,285	-	(58)
Income (loss) from continuing operations	(182)	(1,693)	(907)	2,626	(156)
Loss from discontinued operations, net of income taxes	(1)	-	(46)	-	(47)
Net income (loss)	(183)	(1,693)	(953)	2,626	(203)
Less:
Total net loss attributable to
noncontrolling interests	-	-	(20)	-	(20)
Net income (loss) attributable to AIG	$(183)	$(1,693)	$(933)	$2,626	$(183)
Three Months Ended March 31, 2015
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,757	$773	$-	$(3,530)	$-
Other income	150	-	15,914	(89)	15,975
Total revenues	2,907	773	15,914	(3,619)	15,975
Expenses:
Interest expense	289	16	65	(30)	340
Loss on extinguishment of debt	61	-	-	7	68
Other expenses	246	(5)	11,609	(59)	11,791
Total expenses	596	11	11,674	(82)	12,199
Income (loss) from continuing operations before income tax
expense (benefit)	2,311	762	4,240	(3,537)	3,776
Income tax expense (benefit)	(157)	(43)	1,501	(1)	1,300
Income (loss) from continuing operations	2,468	805	2,739	(3,536)	2,476
Income from discontinued operations, net of income taxes	-	-	1	-	1
Net income (loss)	2,468	805	2,740	(3,536)	2,477
Less:
Total net loss attributable to
noncontrolling interests	-	-	9	-	9
Net income (loss) attributable to AIG	$2,468	$805	$2,731	$(3,536)	$2,468

*  Eliminated in consolidation.

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2016
Net income (loss)	$(183)	$(1,693)	$(953)	$2,626	$(203)
Other comprehensive income (loss)	2,988	(474)	55,554	(55,080)	2,988
Comprehensive income (loss)	2,805	(2,167)	54,601	(52,454)	2,785
Total comprehensive loss attributable to noncontrolling interests	-	-	(20)	-	(20)
Comprehensive income (loss) attributable to AIG	$2,805	$(2,167)	$54,621	$(52,454)	$2,805
Three Months Ended March 31, 2015
Net income (loss)	$2,468	$805	$2,740	$(3,536)	$2,477
Other comprehensive income (loss)	38	908	(1,061)	152	37
Comprehensive income (loss)	2,506	1,713	1,679	(3,384)	2,514
Total comprehensive income attributable to noncontrolling interests	-	-	6	-	6
Comprehensive income (loss) attributable to AIG	$2,506	$1,713	$1,673	$(3,384)	$2,508

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Three Months Ended March 31, 2016
Net cash (used in) provided by operating activities	$1,483	$97	$(1,481)	$(1,067)	$(968)
Cash flows from investing activities:
Sales of investments	392	-	17,004	(1,154)	16,242
Purchase of investments	(322)	-	(16,634)	1,154	(15,802)
Loans to subsidiaries - net	880	-	180	(1,060)	-
Contributions from (to) subsidiaries - net	644	-	-	(644)	-
Net change in restricted cash	-	-	(59)	-	(59)
Net change in short-term investments	(1,022)	-	445	-	(577)
Other, net	(127)	-	708	-	581
Net cash (used in) provided by investing activities	445	-	1,644	(1,704)	385
Cash flows from financing activities:
Issuance of long-term debt	2,986	-	303	-	3,289
Repayments of long-term debt	(710)	(26)	(222)	-	(958)
Purchase of common stock	(3,486)	-	-	-	(3,486)
Intercompany loans - net	(180)	(3)	(877)	1,060	-
Cash dividends paid	(363)	(177)	(890)	1,067	(363)
Other, net	(173)	-	1,500	644	1,971
Net cash (used in) provided by financing activities	(1,926)	(206)	(186)	2,771	453
Effect of exchange rate changes on cash	-	-	-	-	-
Change in cash	2	(109)	(23)	-	(130)
Cash at beginning of year	34	116	1,479	-	1,629
Cash at end of period	$36	$7	$1,456	$-	$1,499

Three Months Ended March 31, 2015
Net cash (used in) provided by operating activities	$1,111	$284	$2,257	$(3,264)	$388
Cash flows from investing activities:
Sales of investments	505	-	15,995	(1,271)	15,229
Purchase of investments	(897)	-	(13,483)	1,271	(13,109)
Loans to subsidiaries - net	1,091	-	395	(1,486)	-
Contributions from (to) subsidiaries - net	(70)	-	-	70	-
Net change in restricted cash	-	-	(47)	-	(47)
Net change in short-term investments	(1,035)	-	231	-	(804)
Other, net	-	-	(955)	-	(955)
Net cash (used in) provided by investing activities	(406)	-	2,136	(1,416)	314
Cash flows from financing activities:
Issuance of long-term debt	2,342	-	243	-	2,585
Repayments of long-term debt	(977)	-	(916)	-	(1,893)
Purchase of common stock	(1,398)	-	-	-	(1,398)
Intercompany loans - net	(394)	-	(1,092)	1,486	-
Cash dividends paid	(170)	(367)	(2,897)	3,264	(170)
Other, net	(69)	-	411	(70)	272
Net cash (used in) provided by financing activities	(666)	(367)	(4,251)	4,680	(604)
Effect of exchange rate changes on cash	-	-	(33)	-	(33)

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Change in cash	39	(83)	109	-	65
Cash at beginning of year	26	91	1,641	-	1,758
Cash at end of period	$65	$8	$1,750	$-	$1,823

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Cash (paid) received during the 2016 period for:
Interest:
Third party	$(285)	$(24)	$(53)	$-	$(362)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(1)	$-	$(38)	$-	$(39)
Intercompany	182	-	(182)	-	-
Cash (paid) received during the 2015 period for:
Interest:
Third party	$(240)	$(27)	$(40)	$-	$(307)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(1)	$-	$(139)	$-	$(140)
Intercompany	291	-	(291)	-	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Three Months Ended March 31,
(in millions)	2016	2015
Intercompany non-cash financing and investing activities:
Capital contributions	$2,904	$111
Dividends received in the form of securities	697	140

15. SUBSEQUENT EVENTS

Dividends Declared

On May 2, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 27, 2016 to shareholders of record on June 13, 2016.

Sale of PICC P&C Shares

On May 2, 2016, we announced the pricing of the sale of 740 million ordinary H shares of PICC P&C by means of a placing to institutional investors.  Upon the closing of the placing, which is scheduled for May 5, 2016, and is subject to customary closing

Item 1 / NOTE 15. SUBSEQUENT EVENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

conditions, we anticipate receiving gross proceeds of approximately $1.25 billion and recognizing a pre-tax realized capital gain of approximately $0.9 billion.

ITEM 2 / MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GLOSSARY AND ACRONYMS OF SELECTED INSURANCE TERMS AND REFERENCES

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report) to assist readers seeking additional information related to a particular subject.

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

•    Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of our 2015 Annual Report.

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

•    Accident year loss and combined ratios, as adjusted: both the accident year loss and combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural catastrophe losses are generally weather or seismic events having a net impact in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

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

Item 2 / EXECUTIVE OVERVIEW

EXECUTIVE OVERVIEW

This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in AIG’s securities. You should read this Quarterly Report on Form 10‑Q, together with the 2015 Annual Report, in its entirety for a complete description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

We report our results of operations as follows:

•      Commercial Insurance – Commercial Insurance offers insurance products and services to commercial and institutional customers worldwide. Commercial Insurance product lines include Casualty, Property, Specialty, Financial, Mortgage Insurance and Institutional Markets. Commercial Insurance products are distributed through a diversified multichannel distribution network that includes independent insurance brokers, banks, mortgage lenders, and specialized marketing and consulting firms.

•      Consumer Insurance – Consumer Insurance offers a broad portfolio of retirement, life insurance and property casualty products and services to individuals and groups. Consumer Insurance products include term life, whole life, universal life, accident & health, variable and index annuities, fixed annuities, group retirement plans, mutual funds, financial planning, automobile and homeowners insurance, travel insurance, and warranty and service programs. Consumer Insurance offers its products and services through a diverse, multi-channel distribution network that includes broker-dealers, agencies and independent marketing organizations, banks, brokers, partnerships, travel agents, affiliated agents and financial advisors, and direct-to-consumer platforms.

•      Corporate and Other – Corporate and Other consists of income from assets held by AIG Parent and other corporate subsidiaries, general operating expenses not attributable to specific reportable segments and interest expense. It also includes run-off lines of insurance business.

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

Item 2 / EXECUTIVE OVERVIEW

Executive Summary

Financial Performance

Commercial Insurance pre‑tax operating income decreased in the first quarter of 2016 compared to the same period in the prior year primarily due to a decrease in net investment income slightly offset by improved underwriting results.

Consumer Insurance pre-tax operating income decreased in the first quarter of 2016 compared to the same period in the prior year, primarily due to lower net investment income (reflecting lower income on alternative investments from negative performance in  hedge funds) and higher DAC amortization in Retirement and Life; partially offset by improved underwriting results in Personal Insurance due to lower accident year losses, as adjusted, primarily in the U.S. personal property business, strategic actions to reduce expenses and refocus direct marketing activities, net favorable prior year loss reserve development in the first quarter of 2016 compared to net adverse prior year loss reserve development in the same period in the prior year, and lower catastrophe losses.

Corporate and Other reported a pre-tax operating loss in the first quarter of 2016 compared to pre-tax operating income in the prior-year quarter, primarily due to fair value losses on assets for which the fair value option was elected, including ABS CDOs and part of our holdings in People’s Insurance Company (Group) of China Limited (PICC Group). In addition, the first quarter of 2015 included our share of AerCap’s pre-tax income, which was accounted for under the equity method through the date of sale of most of our shares in the second quarter of 2015.

Our investment portfolio performance declined in the first quarter of 2016 compared to the same period in the prior year due to lower income on alternative investments, primarily related to negative performance in hedge funds, and lower reinvestment yields.

Net realized capital gains decreased, with net losses in the first quarter of 2016 compared to net gains in the same period in the prior year, due to realized capital losses from sales of investments, an increase in other-than-temporary impairment charges, and foreign exchange transaction losses. See MD&A – Investments – Net Realized Capital Gains and Losses for further discussion.

In keeping with our broad and on-going efforts to transform AIG for long-term competitiveness, results for the first quarter of 2016 include approximately $0.2 billion of pre-tax restructuring and other costs, primarily composed of employee severance and contract termination charges.

We continue to execute initiatives focused on organizational simplification, operational efficiency, and business rationalization, which are expected to result in pre-tax restructuring and other costs of approximately $0.9 billion (of which approximately $0.7 billion has been recognized) as well as generate pre-tax annualized savings of approximately $0.7 billion to $0.8 billion when fully implemented.

Item 2 / EXECUTIVE OVERVIEW

Our Performance – Selected Indicators

Three Months Ended March 31,
(in millions, except per share data and ratios)	2016	2015
Results of operations data:
Total revenues	$11,779	$15,975
Income (loss) from continuing operations	(156)	2,476
Net income (loss) attributable to AIG	(183)	2,468
Net Income (loss) per common share attributable to AIG (diluted)	(0.16)	1.78
After-tax operating income attributable to AIG	$773	$1,691
After-tax operating income per common share
attributable to AIG (diluted)	0.65	1.22
Key metrics:
Commercial Insurance
Pre-tax operating income	$889	$1,462
Property Casualty combined ratio	96.9	97.1
Property Casualty accident year loss ratio, as adjusted	64.5	64.4
Property Casualty accident year combined ratio, as adjusted	93.2	93.4
Property Casualty net premiums written	$4,307	$5,047
Mortgage Guaranty domestic first-lien new insurance written	8,827	10,542
Institutional Markets premiums and deposits	304	146
Consumer Insurance
Pre-tax operating income	$788	$945
Personal Insurance combined ratio	93.9	103.2
Personal Insurance accident year loss ratio, as adjusted	53.2	56.4
Personal Insurance accident year combined ratio, as adjusted	94.6	100.8
Personal Insurance net premiums written	$2,812	$2,915
Retirement premiums and deposits	6,853	5,509
Life premiums and deposits	1,251	1,223
Life Insurance Companies assets under management	346,057	340,785

Common Stock Repurchases:
Aggregate repurchases of common stock	$3,486	$1,398
Total number of common shares repurchased	63	29	*
Aggregate repurchase of warrants	173	-
Total number of warrants repurchased	10	-

* The total number of shares of AIG Common Stock repurchased in the three-month period ended March 31, 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014.

Item 2 / EXECUTIVE OVERVIEW

		March 31,	December 31,
(in millions, except per share data)		2016	2015
Balance sheet data:
Total assets		$502,777	$496,842
Long-term debt		31,952	29,249
Total AIG shareholders’ equity		88,518	89,658
Book value per common share		78.28	75.10
Book value per common share, excluding AOCI		73.40	72.97
Book value per common share, excluding AOCI and DTA		58.52	58.94

	Three Months Ended		Year Ended
	March 31,		December 31,
	2016	2015	2015
Return on equity	(0.8)%	9.2%	2.2%
Return on equity - after-tax operating income, excluding AOCI	3.6	7.0	3.1
Return on equity - after-tax operating income, excluding AOCI and DTA	4.5	8.4	3.7

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI, and Book value per common share, excluding AOCI and DTA, which are non-GAAP measures.  See Use of Non‑GAAP Measures for additional information.

	March 31,	December 31,
(in millions, except per share data)	2016	2015
Total AIG shareholders' equity	$88,518	$89,658
Accumulated other comprehensive income	5,525	2,537
Total AIG shareholders' equity, excluding AOCI	82,993	87,121

Deferred tax assets	16,825	16,751
Total AIG shareholders' equity, excluding AOCI and DTA	$66,168	$70,370

Total common shares outstanding	1,130,738,359	1,193,916,617
Book value per common share	$78.28	$75.10
Book value per common share, excluding AOCI	73.40	72.97
Book value per common share, excluding AOCI and DTA	$58.52	$58.94

The following table presents a reconciliation of Return on equity to Return on equity, after-tax operating income, excluding AOCI, and Return on equity, after-tax operating income, excluding AOCI and DTA, which are non-GAAP measures.  See Use of Non‑GAAP Measures for additional information.

	Three Months Ended		Year Ended
	March 31,		December 31,
(dollars in millions)	2016	2015	2015
Actual or annualized net income (loss) attributable to AIG	$(732)	$9,872	$2,196
Actual or annualized after-tax operating income attributable to AIG	3,092	6,764	2,927
Average AIG Shareholders' equity	89,088	107,439	101,558
Average AOCI	4,031	10,637	7,598
Average AIG Shareholders' equity, excluding average AOCI	85,057	96,802	93,960
Average DTA	16,788	15,862	15,803
Average AIG Shareholders' equity, excluding average AOCI and DTA	$68,269	$80,940	$78,157
ROE	(0.8)%	9.2%	2.2%
ROE - after-tax operating income, excluding AOCI	3.6	7.0	3.1
ROE - after-tax operating income, excluding AOCI and DTA	4.5	8.4	3.7

Item 2 / EXECUTIVE OVERVIEW

Total revenues (in millions)	Income (loss) from continuing operations (in millions)

Net income (loss) ATTRIBUTABLE TO AIG (in millions)	Net INCOME (Loss) PER COMMON SHARE ATTRIBUTABLE TO AIG (DILUTED)

after-tax operating income attributable to aig (excludes net realized capital gains and certain other items) (in millions)	Pre-tax operating income (loss) by segment (in millions)

Item 2 / EXECUTIVE OVERVIEW

TOTAL ASSETS (in millions)	Long-term debt (in millions)
Total AIG shareholders’ equity (in millions)	Book value per COMMON share, book value per common share excluding AOCI and book value per common share excluding AOCI and dta

*   Includes operating borrowings of other subsidiaries and consolidated investments and hybrid debt securities.

Investment Highlights

Net investment income decreased to $3.0 billion in the first quarter of 2016 compared to $3.8 billion in the same period in the prior year due to lower income on alternative investments, primarily related to negative performance in hedge funds and lower reinvestment yields. While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities, mortgage loans and other fixed income investments with favorable risk versus return characteristics to improve yields and increase net investment income.

Net unrealized gains in our available for sale portfolio increased to approximately $13.5 billion as of March 31, 2016, from approximately $8.8 billion as of December 31, 2015, primarily due to a decline in interest rates.

The overall credit rating of our fixed maturity securities portfolio remains largely unchanged from December 31, 2015.

Liquidity and Capital Resources Highlights

We maintained financial flexibility at AIG Parent in the first quarter of 2016   through $459 million in dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $774 million in dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies. AIG Parent also received $491 million in

Item 2 / EXECUTIVE OVERVIEW

tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in the first quarter of 2016.

Our Board of Directors increased our previous share repurchase authorization of AIG Common Stock, par value $2.50 per share (AIG Common Stock), by an additional $5.0 billion on February 11, 2016. As of May 2, 2016, approximately $3.7 billion remained under the share repurchase authorization.  During the first quarter of 2016, we repurchased approximately 63 million shares of AIG Common Stock for an aggregate purchase price of approximately $3.5 billion pursuant to this authorization, and we repurchased 10 million warrants to purchase shares of AIG Common Stock, for an aggregate purchase price of $173 million pursuant to this authorization. Pursuant to a Securities Exchange Act of 1934 (Exchange Act) Rule 10b5-1 repurchase plan, from April 1 to May 2, 2016, we have repurchased approximately $870 million of additional shares of AIG Common Stock.

We paid a cash dividend on AIG Common Stock of $0.32 per share on March 28, 2016.

Our Board of Directors declared a cash dividend on AIG Common Stock on May 2, 2016 of $0.32 per share, payable on June 27, 2016 to shareholders of record on June 13, 2016.

Strategic Outlook

Industry Trends

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in 2016, characterized by factors such as historically low interest rates, instability in the global equity markets, volatile energy markets and slowing growth in China and Euro-Zone economies.

Interest rates remain low relative to historical levels, which has affected our industry by reducing investment returns and unfavorably affecting loss reserve discounting, primarily related to our workers’ compensation reserves. In addition, current market conditions may not necessarily permit insurance companies to increase pricing across all our product lines.

Currency volatility in 2016 was particularly acute compared to recent years, as two of the three major foreign currencies (Japanese yen, euro, and British pound) (the Major Currencies) that we transact in weakened considerably against the U.S. dollar.  Such volatility affected line item components of income for those businesses with substantial international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on underwriting results, however, is significantly mitigated, as both revenues and expenses are similarly affected.

These currencies may continue to fluctuate, in either direction, and such fluctuations will affect net premiums written growth trends reported in U.S. dollars, as well as financial statement line item comparability.

See Results of Operations – Foreign Currency Impact; Results of Operations – Segment Results – First Quarter Pre-Tax Income Comparison for 2016 and 2015; Results of Operations – Commercial Insurance – Property Casualty Net Premiums Written by Region; and Results of Operations – Consumer Insurance – Personal Insurance Net Premiums Written by Region.

Item 2 / EXECUTIVE OVERVIEW

AIG Priorities for 2016

AIG is focused on the following priorities for 2016:

•      Improving our ROE

•      Creating a leaner, more profitable and focused insurer by reorganizing our operating model into “modular”, more self-contained business units to enhance transparency and accountability, including through the introduction of a new Legacy Portfolio that aims to maximize value and release capital from the run-off of non-strategic assets

•      Reducing general operating expenses

•      Improving the Commercial Insurance Property Casualty accident year loss ratio

•      Returning excess capital to shareholders

•      Growing book value per common share

Outlook for Our Operating Businesses

The outlook for each of our businesses and management initiatives to improve growth and performance in 2016 and over the longer term is summarized below. See our 2015 Annual Report for additional information concerning strategic initiatives and opportunities for each of our businesses.

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

Property Casualty

Property Casualty has observed improving trends in certain key indicators that may partially offset the effect of current economic challenges. In the first quarter of 2016, the property casualty insurance industry experienced growth in certain classes of business in Property and Financial lines. Property Casualty also expects that expansion in certain growth economies will continue at a faster pace than in developed countries, but at levels lower than those previously expected due to revised economic assumptions. As a result of its ongoing strategy to optimize its portfolio and maintain underwriting discipline, Property Casualty expects that net premiums written for the U.S. Casualty line, and to a lesser extent, certain lines within Property, will continue to decline throughout the remainder of the year.

Overall, Property Casualty experienced a modest increase in rate pressure in the first quarter of 2016. Property Casualty expects that trend to continue in the near term, particularly in certain lines including in the U.S. Property Excess and Surplus market. Property Casualty continues to differentiate its underwriting capacity from its peers by leveraging its global footprint, diverse product offering, risk engineering expertise and significant underwriting experience.

Item 2 / EXECUTIVE OVERVIEW

In the U.S., Property Casualty’s exposure to terrorism risk is mitigated by the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) in addition to limited private reinsurance protections. For additional information on TRIPRA, see Item 1A. Risk Factors — Reserves and Exposures and Item 7. MD&A — Enterprise Risk Management — Insurance Operations Risks — Non-Life Insurance Companies Key Insurance Risks — Terrorism Risk in our 2015 Annual Report.

Mortgage Guaranty

During the first quarter of 2016, the U.S. market for purchase originations and refinance volume remained strong, favorably impacted by improving housing prices and low interest rates.  In addition, the current economic environment has favorably impacted incurred losses through fewer delinquencies and higher cure rates. If the current economic environment persists, Mortgage Guaranty expects to benefit through increased purchase volume and, to a lesser extent, increased refinancing  activity.

Mortgage Guaranty also  expects  that  the delinquency rate and cure rate will continue to decline throughout 2016. Mortgage Guaranty believes  the  combination  of  the factors described above will  result  in  favorable  operating  results  for  2016. These favorable trends may be partially offset by an increase in competitive pricing pressure.

On December 31, 2015, the Private Mortgage Insurer Eligibility Requirements (PMIERs) issued by Fannie Mae and Freddie Mac (collectively, the GSEs) became effective. Mortgage Guaranty met the PMIERs requirements as of March 31, 2016. Subject to interpretation and the prospective amendment of the requirements by the GSEs, Mortgage Guaranty’s minimum required assets under PMIERs were $3.0 billion as of March 31, 2016, and its estimated available assets were $3.3 billion, exceeding the required assets by $300 million. Available assets decreased from $3.6 billion at December 31, 2015, primarily as a result of dividend payments.

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

Item 2 / EXECUTIVE OVERVIEW

Customer

Our vision is to be our clients’ most valued insurer. We expect that investments in underwriting, claims services, client risk services, science and data will continue to differentiate us from our peers and drive a superior client experience. For example, during the fourth quarter of 2015, we increased global commercial property limits to $2.5 billion per occurrence from $1.5 billion, in response to increased demand for capacity and services from clients managing complex global risks and increasing property values. This increase was the result of recent investments in engineering and analytical capabilities, which in turn allowed us to secure meaningful support from a panel of long-standing reinsurers.

Sharpen Commercial Focus

Exit or remediate targeted underperforming portfolios

Commercial Insurance is focused on serving our clients by providing the products and services where we have the most potential to deliver value.  Experience and emerging data indicate that there are consistently under-performing sub-segments of our business.  We will invest and grow where we see opportunity and we will exit or remediate underperforming portfolios. For example, in 2015 we transferred approximately $1.2 billion of loss reserves to our run-off insurance lines and in the first quarter of 2016 we transferred another $1.3 billion. This enables us to focus on growth opportunities while allowing for more proactive management of the transferred reserves by run-off specialists.

We will continue to further enhance our risk selection process and refine technical pricing through enhanced tools and analytics to achieve this goal.

Drive Efficiency

Narrow geographic footprint while continuing to maintain and improve multinational capabilities

Commercial Insurance, along with our other businesses, continues to evaluate the markets and geographies that provide the greatest opportunities, while maintaining the global footprint that our multinational clients greatly value.  Additionally, we will continue to leverage our various off-shore centers, taking advantage of opportunities to centralize and standardize processes and platforms. We believe there is great opportunity to further streamline our global operating model.

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

In accordance with our strategic plan, during the first quarter of 2016, we entered into a two-year reinsurance arrangement with the Swiss Re Group, under which a proportional share of our new and renewal U.S. Casualty portfolio is being ceded. This arrangement will reduce the impact of the Casualty loss ratio on our overall loss ratio.

Accelerate micro-segmentation of risks using internal and external data

Property Casualty continues to improve decision-making, risk acceptance and pricing based on its ongoing efforts to refine segmentation by customer, industry and geography. For example, after enhancing the segmentation of workers’ compensation,

Item 2 / EXECUTIVE OVERVIEW

Property Casualty has observed different experience and trends, which helps inform its risk appetite, pricing and loss mitigation decisions.

Invest to Grow

Grow most profitable lines

Property Casualty continues to focus on growth in our higher-value businesses while investing in transformative opportunities, continuing initiatives to modernize our technology and infrastructure, advancing our engineering capabilities, innovating new products and client risk services and delivering a better client experience.  Property Casualty expects to grow in businesses such as Financial lines, including D&O, Cyber and Mergers & Acquisitions, Large Limit and Middle Market Property, Multinational and certain areas internationally.

Mortgage Guaranty expects to continue as a leading provider of mortgage insurance and seeks to differentiate itself from its competitors by utilizing its proprietary risk-based pricing strategy. This pricing strategy provides Mortgage Guaranty’s customers with mortgage insurance products that are priced commensurate with the underwriting risk, which we believe will result in an appropriately priced, high-quality book of business.  As announced on January 26, 2016, we plan to conduct an initial public offering of up to 19.9 percent of Mortgage Guaranty, subject to regulatory and GSE approval, as a first step towards a full separation. On March 30, 2016, an initial Form S-1 registration statement relating to Mortgage Guaranty was filed with the SEC.

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

Item 2 / EXECUTIVE OVERVIEW

Consumer Insurance provides products and services to certain employee benefit plans that are subject to restrictions imposed by ERISA and the Internal Revenue Code, including rules that generally restrict the provision of investment advice by a fiduciary to ERISA plans and participants and Individual Retirement Accounts (IRAs) if the investment recommendation results in fees paid to the fiduciary individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen.  On April 8, 2016, the DOL published its final fiduciary duty rule (the Final Rule), substantially expanding the definition of fiduciary investment advice.  As a result, the circumstances under which financial services providers and financial advisors could be deemed a fiduciary under ERISA or the Internal Revenue Code when providing investment advice with respect to ERISA plans or IRAs are greatly expanded.  For additional information on the Final Rule, see the Regulatory Environment section of this MD&A.  We are currently reviewing the Final Rule to evaluate its full impact on our customers, distribution partners, financial advisors and us, while continuing to prepare for compliance with the Final Rule.  The Final Rule could require us, and our competitors, to make material changes to certain of our business practices, product designs, and in our ability and the ability of our distribution partners and financial advisors to sell or service certain annuities and other investment products.  The initial compliance date of the final rule is April 10, 2017, with full compliance required by January 1, 2018.  Once we have fully evaluated the impact of the final rule, we intend to strategically invest in the most attractive post-DOL opportunities across the market.

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

Personal Insurance

The need for full life cycle products and coverage, increases in personal wealth accumulation, and awareness of insurance protection and risk management continue to support the growth of the Personal Insurance industry. Our Personal Insurance operations focus on group and corporate clients, together with individual customers within national markets.  We expect the demand for multinational cross-boundary coverage and services to increase due to the internationalization of clients and customers. Our global presence provides  Personal Insurance a distinct competitive advantage.

In Japan, the competition for auto insurance has intensified, in part driven by a decline in new car sales and the existence of fewer but larger insurers. In addition, the overall market size in homeowners insurance contracted after the duration restriction on long-term fire insurance became effective in October 2015. In the U.S., we compete in the high net worth market and will continue to take advantage of market consolidation and expand our innovative products and services to distribution partners and clients.  Outside of Japan and the U.S., our Personal Insurance operating segment continues to invest selectively in markets where we believe higher potential for sustainable profitability exists.

Item 2 / EXECUTIVE OVERVIEW

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

Sharpen Consumer Focus

Retirement Income Solutions intends to continue capitalizing on the opportunity to meet consumer demand for guaranteed income by maintaining competitive variable annuity product offerings, while managing risk from guarantee features through risk-mitigating product design and well-developed economic hedging capabilities. Retirement Income Solutions continues to invest in hedging and market risk management capabilities. Retirement Income Solutions is also focused on diversifying its product portfolio by growing sales of fixed index annuities with guarantee features, which provide additional income solutions for consumers approaching retirement, and investment-focused variable annuities, which do not offer guaranteed living benefits but include various investment options, including alternative asset classes, to investors seeking higher returns.

Item 2 / EXECUTIVE OVERVIEW

Fixed Annuities sales will continue to be challenged by the low interest rate environment. Sales of fixed annuities could improve if interest rates rise and the yield curve steepens, as these market conditions make fixed annuity products more attractive compared to alternatives such as bank deposits. During periods of equity market volatility, our fixed annuity products provide diversity in our annuity product suite by offering stable returns for retirement savings. The growing market for immediate and deferred income products, driven by customers seeking guaranteed income products, provides an opportunity for Fixed Annuities to increase the diversification of its product portfolio.

Life will continue to invest to position itself for growth, serve its customers more effectively, and maintain pricing discipline in its overall strategy. Life’s organization has been aligned to focus on the demographic, governmental and socioeconomic trends unique to each area in which we operate.  As part of this initiative, our Group Benefits business recently merged with our U.S. Life, Health and Disability business to focus on strong existing relationships with multi-line and specialty producers. In January 2016, we announced a plan to improve capital efficiency by using reinsurance to reduce certain statutory reserves that are above economic requirements in our domestic Life business.

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

Investment Strategy

Our investment objective is to maintain a diversified, high quality portfolio of fixed maturity securities having weighted average durations that are matched to the duration and cash flow profile of our liabilities, to the extent practicable. Our investment strategy is to maximize net investment income and portfolio value, subject to liquidity requirements, capital constraints, diversification requirements, asset-liability matching and available investment opportunities. While a portfolio of alternative investments remains a fundamental component of the investment strategy of the Life Insurance Companies, we intend to reduce the overall size of the hedge fund portfolio, in light of changing market conditions and perceived market opportunities, and to continue reducing the size of the private equity portfolio. See Investments for additional discussion of investment strategies. If these reductions were to include the sale of alternative investments that support certain payout annuities, we could incur additional loss recognition expense on such products, due to updating assumptions to reflect reinvestment at lower future yields. See Critical Accounting Estimates — Insurance Liabilities — Future Policy Benefits for Life and Accident and Health Insurance Contracts (Life Insurance Companies) for discussion of assumptions related to loss recognition testing in our 2015 Annual Report.

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

Item 2 / EXECUTIVE OVERVIEW

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

See Results of Operations — Consumer Insurance and Insurance Reserves for additional information about our Consumer Insurance businesses.

RESULTS OF OPERATIONS

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three-month periods ended March 31, 2016 and 2015. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment discussion. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section of this MD&A and Part II, Item 7. MD&A — Critical Accounting Estimates in the 2015 Annual Report.

The following table presents our consolidated results of operations:

Three Months Ended March 31,			Percentage
(in millions)	2016	2015	Change
Revenues:
Premiums	$8,806	$8,822	-%
Policy fees	687	677	1
Net investment income	3,013	3,838	(21)
Net realized capital gains (losses)	(1,106)	1,341	NM
Other income	379	1,297	(71)
Total revenues	11,779	15,975	(26)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,387	6,551	(3)
Interest credited to policyholder account balances	950	935	2
Amortization of deferred policy acquisition costs	1,262	1,350	(7)
General operating and other expenses	3,003	2,949	2
Interest expense	306	340	(10)
Loss on extinguishment of debt	83	68	22
Net loss on sale of divested businesses	2	6	(67)
Total benefits, losses and expenses	11,993	12,199	(2)
Income (loss) from continuing operations before
income tax expense (benefit)	(214)	3,776	NM
Income tax expense (benefit)	(58)	1,300	NM
Income (loss) from continuing operations	(156)	2,476	NM
Income (loss) from discontinued operations,
net of income tax expense (benefit)	(47)	1	NM
Net income (loss)	(203)	2,477	NM
Less: Net income (loss) attributable to noncontrolling
interests	(20)	9	NM
Net income (loss) attributable to AIG	$(183)	$2,468	NM	%

For the three-month period ended March 31, 2016, the effective tax rate on loss from continuing operations was 27.1 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax charges and related interest associated with increases in uncertain tax positions related to cross border financing transactions, partially offset by tax benefits associated with the impact of an agreement reached with the Internal Revenue Service (IRS) related to certain tax issues under audit, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and a decrease in the deferred tax asset valuation allowances associated with certain foreign jurisdictions.

For the three-month period ended March 31, 2015, the effective tax rate on income from continuing operations was 34.4 percent.  The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily

Item 2 / RESULTS OF OPERATIONS

due to tax benefits associated with tax exempt interest income, partially offset by an increase in certain deferred tax asset valuation allowances associated with foreign jurisdictions primarily attributable to changes in statutory tax rates and the net operating loss utilization statutory limitation in Japan.

The following table presents a reconciliation of net income (loss) attributable to AIG to after-tax operating income attributable to AIG:

Three Months Ended March 31,
(in millions)	2016	2015
Net income (loss) attributable to AIG	$(183)	$2,468
Uncertain tax positions and other tax adjustments	205	(42)
Deferred income tax valuation allowance (releases) charges	(37)	93
Changes in fair value of securities used to hedge guaranteed
living benefits	(86)	(29)
Changes in benefit reserves and DAC, VOBA and SIA
related to net realized capital gains (losses)	(26)	35
Other (income) expense - net	(5)	-
Loss on extinguishment of debt	54	44
Net realized capital (gains) losses	701	(874)
(Income) loss from discontinued operations	47	(1)
Loss from divested businesses	1	2
Non-operating litigation reserves and settlements	(20)	(5)
Restructuring and other costs	122	-
After-tax operating income attributable to AIG	$773	$1,691

Weighted average diluted shares outstanding	1,156,548,459	1,386,263,549
Income (loss) per common share attributable to AIG (diluted)	$(0.16)	$1.78
After-tax operating income per common share attributable
to AIG (diluted)*	$0.65	$1.22

*    For the quarter ended March 31, 2016, because we reported a net loss, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts.  However, because we reported after-tax operating income, the calculation of after-tax operating income per diluted share includes 29,585,064 dilutive shares.

After-tax operating income attributable to AIG decreased in the first quarter of 2016 compared to the same period in the prior year primarily due to a decrease in income from insurance operations, reflecting decreased net investment income, and lower income on assets held by AIG Parent.

For the first quarter of 2016, the effective tax rate on pre-tax operating income was 19.2 percent. The significant factors that contributed to the difference from the statutory rate of 35 percent included tax benefits resulting from tax-exempt interest income and other permanent tax items, certain tax benefits associated with an agreement reached with the IRS related to certain tax issues under audit and the impact of other discrete tax benefits.

For the first quarter of 2015, the effective tax rate on pre-tax operating income was 32.6 percent. The significant factors that contributed to the difference from the statutory rate of 35 percent included tax benefits resulting from tax-exempt interest income, other permanent tax items, and the impact of discrete tax benefits.

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

Three Months Ended March 31,			Percentage
(in millions)	2016	2015	Change
Commercial Insurance	$889	$1,462	(39)%
Consumer Insurance	788	945	(17)
Corporate and Other	(733)	162	NM
Consolidations, eliminations and other adjustments	10	(42)	NM
Pre-tax operating income	$954	$2,527	(62)
Changes in fair value of securities used to hedge guaranteed living
benefits	133	44	202
Changes in benefit reserves and DAC, VOBA, and
SIA related to net realized capital gains (losses)	40	(54)	NM
Other income (expense) – net	7	-	NM
Loss on extinguishment of debt	(83)	(68)	(22)
Net realized capital gains (losses)	(1,106)	1,341	NM
Income (loss) from divested businesses	(2)	(21)	90
Non-operating litigation reserves and settlements	31	7	343
Reserve development related to non-operating run-off
insurance business	-	-	NM
Restructuring and other costs	(188)	-	NM
Pre-tax income (loss)	$(214)	$3,776	NM	%

pre-tax operating income

(in millions)

COMMERCIAL INSURANCE	CONSUMER INSURANCE

FIRST QUARTER PRE-TAX INCOME COMPARISON FOR 2016 AND 2015

Pre-tax results decreased in the first quarter of 2016 compared to the same period in the prior year primarily due to:

•    a decrease in Commercial Insurance pre-tax operating income, which reflected lower net investment income due to lower income on alternative investments in the first quarter of 2016 compared to gains in the same period in the prior year, primarily related to hedge funds;

Item 2 / RESULTS OF OPERATIONS

•    a decrease in Consumer Insurance pre-tax operating income, primarily due to lower net investment income (reflecting lower income on alternative investments from negative performance in hedge funds) and higher DAC amortization in Retirement and Life, partially offset by improved underwriting results in Personal Insurance due to lower accident year losses, as adjusted, primarily in the U.S. personal property business, strategic actions to reduce expenses and refocus direct marketing activities, net favorable prior year loss reserve development compared to net adverse prior year loss development in the same period in the prior year, and lower catastrophe losses;

•    lower net realized capital gains due to realized capital losses from sales of investments, higher other-than-temporary impairment charges, and foreign exchange transaction losses in the first quarter of 2016 compared to foreign exchange transaction gains in the same period in the prior year; and

•    restructuring and other costs incurred in the first quarter of 2016 but not in the first quarter of 2015.

Net Investment Income

Net investment income is attributed to the operating segments of Commercial Insurance and Consumer Insurance based on internal models consistent with the nature of the underlying businesses.

For Commercial Insurance — Property Casualty and Consumer Insurance — Personal Insurance, we estimate investable funds based primarily on loss reserves and unearned premiums. The net investment income allocation is calculated based on these estimated investable funds consistent with the approximate duration of the liabilities and the capital allocation for each operating segment.

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

Foreign Currency Impact

Property Casualty, International Life and Personal Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the currencies that have the most significant impact on our businesses:

Three Months Ended March 31,			Percentage
Rate for 1 USD	2016	2015	Change
Currency:
JPY	118.15	118.82	(1)%
EUR	0.91	0.85	7%
GBP	0.69	0.65	6%

Unless otherwise noted, references to the effects of foreign exchange in the Commercial Insurance and Consumer Insurance discussion of results of operations are with respect to movements in the three Major Currencies included in the preceding table.

Item 2 / results of operations / COMMERCIAL INSURANCE

COMMERCIAL INSURANCE

Commercial Insurance presents its financial information in three operating segments – Property Casualty, Mortgage Guaranty and Institutional Markets.

Property Casualty provides insurance solutions for large and small businesses. The products offered by the Property Casualty operating segment include general liability, commercial automobile liability, workers’ compensation, excess casualty, crisis management (including customized structured programs for large corporate and multinational customers) commercial, industrial property and energy-related property insurance products and services that cover exposures to man-made and natural disasters, including business interruption, aerospace, environmental, political risk, trade credit, surety, marine, various small and medium sized enterprises insurance lines, director and officers’ liability (D&O), errors and omissions (E&O), fidelity, employment practices, fiduciary liability, cybersecurity risk, and kidnap and ransom. Property Casualty products are primarily distributed through a network of independent retail and wholesale brokers, and through an independent agency network.

Mortgage Guaranty provides mortgage insurance that protects mortgage lenders and investors against default on a portion of the unpaid principal balance of a covered mortgage. Mortgage Guaranty products and services are distributed to a comprehensive range of mortgage originators including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders and internet-sourced lenders.

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

See Part I, Item 1. Business in AIG’s 2015 Annual Report for further discussion of our products and geographic regions where we distribute our products.

Commercial Insurance Results

The following table presents Commercial Insurance results:

Three Months Ended March 31,			Percentage
(in millions)	2016	2015	Change
Revenues:
Premiums	$5,161	$5,257	(2)%
Policy fees	51	49	4
Net investment income	946	1,538	(38)
Benefits and expenses:
Policyholder benefits and losses incurred	3,731	3,767	(1)
Interest credited to policyholder account balances	101	102	(1)
Amortization of deferred policy acquisition costs	542	596	(9)
General operating and other expenses*	895	917	(2)
Pre-tax operating income	$889	$1,462	(39)%

*    Includes general operating expenses, commissions and other acquisition expenses.

Commercial Insurance Results by Operating Segment

The following section provides a comparative discussion of Commercial Insurance results of operations for the first quarters of 2016 and 2015 by operating segment.

Item 2 / results of operations / COMMERCIAL INSURANCE

Property Casualty Results

The following table presents Property Casualty results:

Three Months Ended March 31,			Percentage
(in millions)	2016	2015	Change
Underwriting results:
Net premiums written	$4,307	$5,047	(15)%
(Increase) decrease in unearned premiums	394	(116)	NM
Net premiums earned	4,701	4,931	(5)
Losses and loss adjustment expenses incurred	3,208	3,360	(5)
Acquisition expenses:
Amortization of deferred policy acquisition costs	534	588	(9)
Other acquisition expenses	231	209	11
Total acquisition expenses	765	797	(4)
General operating expenses	585	629	(7)
Underwriting income	143	145	(1)
Net investment income	577	1,025	(44)
Pre-tax operating income	$720	$1,170	(38)%

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (in millions)

Pre‑tax operating income decreased in the first quarter of 2016 compared to the same period in the prior year due to lower net investment income. Underwriting results were relatively unchanged compared to the same period in the prior year reflecting lower expenses, partially offset by a decline in net premiums earned as a result of the ongoing execution of our strategic initiatives.  Losses and loss adjustment expenses incurred reflected:

•    higher catastrophe losses,

•    a net loss reserve discount benefit in the first quarter of 2016, compared to a net loss reserve discount charge in the same period in the prior year,

•    decreases in current accident year losses primarily from lower production in U.S. Casualty and Specialty, as well as lower severe losses, and

•    net favorable prior year loss reserve development in the first quarter of 2016, compared to net adverse prior year loss reserve development in the same period of the prior year.

Item 2 / results of operations / COMMERCIAL INSURANCE

The current accident year losses for the first quarter of 2016 included six severe losses totaling $109 million compared to eight severe losses totaling $134 million in the same period in the prior year. Catastrophe losses were $222 million in the first quarter of 2016, compared to $71 million in the same period in the prior year. The net loss reserve discount benefit was $26 million in the first quarter of 2016, compared to a net loss reserve discount charge of $93 million in the same period in the prior year, primarily reflecting an update in reserve discount curve consisting of Treasury rates and credit spreads. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion. Net favorable prior year loss reserve development, including return premiums of $6 million, was $10 million in the first quarter of 2016, compared to net adverse prior year loss reserve development of $28 million, including return premiums of $11 million, in the same period of the prior year. See Insurance Reserves – Non-Life Insurance Companies –Net Loss Development for further discussion.

Acquisition expenses decreased in the first quarter of 2016 compared to the same period in the prior year, primarily due to the strengthening of the U.S. dollar against the Major Currencies, except the Japanese yen, as discussed above, and lower amortization of previously deferred costs, partially offset by an increase in certain classes of business in Specialty.

General operating expenses decreased  in the first quarter of 2016 compared to the same period in the prior year, primarily due to lower employee-related expenses resulting from actions to streamline our management structure and general cost containment measures commenced in 2015 and continuing through the first quarter of 2016, as well as the strengthening of the U.S. dollar against the Major Currencies, except the Japanese yen, as discussed above.

Net investment income decreased in the first quarter of 2016 compared to the same period in the prior year, primarily due to lower income on alternative investments as well as fair market value declines on assets accounted for under the fair value option. In the same period in the prior year, Property Casualty recorded net investment income on alternative investments in hedge funds.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Property Casualty Net Premiums Written

The following table presents Property Casualty’s net premiums written by major line of business:

Three Months Ended March 31,			Percentage Change in
				Original
(in millions)	2016	2015	U.S. dollars	Currency
Casualty	$1,363	$1,882	(28)%	(26)%
Property	1,024	1,007	2	6
Specialty	890	954	(7)	(4)
Financial lines	1,030	1,204	(14)	(12)
Total Property Casualty net premiums written	$4,307	$5,047	(15)%	(12)%

Item 2 / results of operations / COMMERCIAL INSURANCE

Property Casualty NET PREMIUMS WRITTEN by Line of Business (in millions)

Property Casualty net premiums written decreased in the first quarter of 2016 compared to the same period in the prior year, primarily due to the effect of the reinsurance arrangement with the Swiss Re Group, the continued execution of our strategy to enhance risk selection and optimize our product portfolio in the U.S. Casualty business, as well as strengthening of the U.S. dollar against the Major Currencies, except the Japanese yen. Additionally, net premiums written in the first quarter of 2015 benefited from the renewal of a multi-year policy in U.S. Financial lines. The following paragraphs discuss the changes within our lines of business exclusive of the effect of foreign exchange.

Casualty net premiums written decreased, particularly in the U.S., in the first quarter of 2016, compared to the same period in the prior year reflecting continued execution of our strategy to enhance risk selection and to optimize our product portfolio, which includes non-renewal of certain underperforming classes of business, revising rates, terms and conditions in certain underperforming portfolios, and the effect of the two-year reinsurance arrangement with the Swiss Re Group. An increase in new business in targeted growth products in the first quarter of 2016, particularly in EMEA, was more than offset by declines in that business in the U.S.

Property net premiums written increased in the first quarter of 2016 compared to the same period in the prior year, primarily due to an increase in targeted growth products, particularly in the U.S., and changes to our catastrophe reinsurance programs to retain more favorable risks, partially offset by a decline in Asia, particularly in Japan.

Specialty net premiums written decreased in the first quarter of 2016, compared to the same period in the prior year, primarily due to the execution of our strategy to restructure the U.S environmental business, and a decline in EMEA Aerospace, partially offset by an increase in certain targeted growth products in Asia.

Financial lines net premiums written decreased in the first quarter of 2016 compared to the same period in the prior year primarily due to the renewal of a multi-year E&O policy in the U.S. in the first quarter of 2015. Excluding the effect of the renewal of the multi-year policy in the prior year quarter, net premiums written increased reflecting higher new business in certain targeted growth products, particularly in EMEA.

Item 2 / results of operations / COMMERCIAL INSURANCE

Property Casualty Net Premiums Written by Region

The following table presents Property Casualty’s net premiums written by region:

Three Months Ended March 31,			Percentage	Percentage
			Change in	Change in
(in millions)	2016	2015	U.S. dollars	Original Currency
Property Casualty:
Americas	$2,323	$2,949	(21)%	(21)%
Asia Pacific	425	482	(12)	(7)
EMEA	1,559	1,616	(4)	3
Total net premiums written	$4,307	$5,047	(15)%	(12)%

property casualty NET PREMIUMS WRITTEN by Region (in millions)

The following paragraphs discuss the changes in net premiums written on a constant dollar basis, which exclude the effect of foreign exchange.

The Americas net premiums written decreased in the first quarter of 2016 compared to the same period in the prior year, primarily due to continued execution of our strategy to optimize our product portfolio, as well as the effect of the reinsurance arrangement with the Swiss Re Group. Additionally, net premiums written in the first quarter of 2015 benefited from the renewal of a multi-year E&O policy in U.S. Financial lines. These declines were partially offset by an increase in Property reflecting higher new business in targeted growth products and changes in catastrophe reinsurance programs to retain more favorable risks.

Asia Pacific net premiums written decreased in the first quarter of 2016  compared to the same period in the prior year, primarily due to lower new and renewal business in Casualty and a decline in Property in Japan reflecting rate pressure, partially offset by an increase in certain targeted growth products in Specialty.

EMEA net premiums written increased in the first quarter of 2016 compared to the same period in the prior year, primarily due to the increases in targeted growth products, particularly in Financial lines and Casualty, partially offset by a decline in certain classes of business, particularly in Specialty.

Item 2 / results of operations / COMMERCIAL INSURANCE

Property Casualty Underwriting Ratios

The following tables present the Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

Three Months Ended March 31,			Increase
	2016	2015	(Decrease)
Loss ratio	68.2	68.1	0.1
Catastrophe losses and reinstatement premiums	(4.7)	(1.4)	(3.3)
Prior year development net of premium adjustments	0.4	(0.4)	0.8
Net reserve discount benefit (charge)	0.6	(1.9)	2.5
Accident year loss ratio, as adjusted	64.5	64.4	0.1
Acquisition ratio	16.3	16.2	0.1
General operating expense ratio	12.4	12.8	(0.4)
Expense ratio	28.7	29.0	(0.3)
Combined ratio	96.9	97.1	(0.2)
Catastrophe losses and reinstatement premiums	(4.7)	(1.4)	(3.3)
Prior year development net of premium adjustments	0.4	(0.4)	0.8
Net reserve discount benefit (charge)	0.6	(1.9)	2.5
Accident year combined ratio, as adjusted	93.2	93.4	(0.2)

property casualty ratios Three Months Ended March 31,

See Insurance Reserves – Non-Life Insurance Companies for further discussion of discounting of reserves and prior year development.

Item 2 / results of operations / COMMERCIAL INSURANCE

The following tables present Property Casualty’s accident year catastrophe and severe losses by region and number of events:

Catastrophes (a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended March 31, 2016
Natural catastrophes:
Windstorms and hailstorms	7	$184	$7	$1	$192
Other events	1	-	-	30	30
Total catastrophe-related charges	8	$184	$7	$31	$222
Three Months Ended March 31, 2015
Natural catastrophes:
Windstorms and hailstorms	1	$71	$-	$-	$71
Total catastrophe-related charges	1	$71	$-	$-	$71

(a) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Severe Losses(b)

Three Months Ended March 31,	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
2016	6	$10	$-	$99	$109
2015	8	$113	$-	$21	$134

(b)  Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

The combined ratio decreased in the first quarter of 2016, compared to the same period in the prior year, primarily due to a decrease in the expense ratio.

The accident year combined ratio, as adjusted, decreased in the first quarter of 2016, compared to the same period in the prior year, primarily due to lower expense ratio, partially offset by an increase in the accident year loss ratio, as adjusted.

The accident year loss ratio, as adjusted, slightly increased in the first quarter of 2016, compared to the same period in the prior year, reflecting a higher current accident year loss ratio, as adjusted, in certain lines of business in Casualty and Specialty, particularly in the U.S., and an increase in attritional losses in Property. These increases were largely offset by an improvement in Financial lines in all regions, and lower severe losses in Property. Severe losses represented approximately 2.3 points and 2.7 points of the accident year loss ratio, as adjusted, in the first quarters of 2016 and 2015, respectively.

The acquisition ratio slightly increased by 0.1 point in the first quarter of 2016, compared to the same period in the prior year, primarily due to higher expenses in certain classes of business in Specialty.

Item 2 / results of operations / COMMERCIAL INSURANCE

The general operating expense ratio decreased by 0.4 points in the first quarter of 2016, compared to the same period in the prior year, primarily due to lower employee-related costs resulting from ongoing actions to streamline our management structure and general cost containment measures commenced in 2015 and continuing through the first quarter of 2016.

Mortgage Guaranty Results

The following table presents Mortgage Guaranty results:

Three Months Ended March 31,			Percentage
(dollars in millions)	2016	2015	Change
Underwriting results:
Net premiums written	$231	$258	(10)%
Increase in unearned premiums	(6)	(28)	79
Net premiums earned	225	230	(2)
Losses and loss adjustment expenses incurred	42	58	(28)
Acquisition expenses:
Amortization of deferred policy acquisition costs	7	7	-
Other acquisition expenses	13	15	(13)
Total acquisition expenses	20	22	(9)
General operating expenses	36	39	(8)
Underwriting income	127	111	14
Net investment income	36	34	6
Pre-tax operating income	163	145	12
Key metrics:
Prior year loss reserve development (favorable)/unfavorable	$(5)	$-	NM	%
Domestic first-lien:
New insurance written	$8,827	$10,542	(16)
Combined ratio	45.3	53.4
Risk in force	$47,498	$42,839	11
60+ day delinquency ratio on primary loans(a)	3.1%	3.9%
Domestic second-lien:
Risk in force(b)	$373	$436	(14)

(a) Based on number of policies.

(b) Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, which is usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

Item 2 / results of operations / COMMERCIAL INSURANCE

Pre-Tax oPERATING INCOME (in millions)	domestic first-lien new insurance written ON MORTGAGE LOANS (in millions)

The following table presents Mortgage Guaranty first-lien results:

Three Months Ended March 31,			Percentage
(dollars in millions)	2016	2015	Change
Underwriting results:
Net premiums written	$219	$242	(10)%
Increase in unearned premiums	(5)	(27)	81
Net premiums earned	214	215	-
Losses and loss adjustment expenses incurred	46	58	(21)
Acquisition expenses:
Amortization of deferred policy acquisition costs	7	7	-
Other acquisition expenses	13	14	(7)
Total acquisition expenses	20	21	(5)
General operating expenses	31	36	(14)
Underwriting income	117	100	17
Net investment income	33	31	6
Pre-tax operating income	$150	$131	15%

Pre-tax operating income increased in the first quarter of 2016 compared to the same period in the prior year, primarily due to a decline in incurred losses from lower delinquency rates and higher cure rates. The decline in net premiums written primarily reflected reductions in run-off business.

First-Lien Results

First-lien pre-tax operating income increased in the first quarter of 2016, compared to the same period in the prior year reflecting an increase in underwriting income. First-lien net premiums earned slightly decreased in the first quarter of 2016, compared to the same period in the prior year, primarily from an increase in ceded premiums. First-lien losses and loss adjustment expenses incurred in the first quarter of 2016 decreased by $12 million compared to the same period in the prior year. The combined ratio decreased by 8.1 points to 45.3 points in the first quarter of 2016, compared to the same period in the prior year, reflecting an improvement in overall underwriting results.

Acquisition expenses decreased in the first quarter of 2016 compared to the same period in the prior year, primarily as a result of a reduction in sales support activities related to the decrease in new insurance written.

Item 2 / results of operations / COMMERCIAL INSURANCE

General operating expenses decreased in the first quarter of 2016 compared to the same period in the prior year, primarily due to a reduction in employee-related expenses compared to the same period in the prior year.

Other Business Results

Other business results include second-lien insurance, student loan insurance and non-domestic mortgage insurance operations.

The Other business’ pre-tax operating income for the first quarter of 2016 was approximately $13 million compared to $14 million in the same period in the prior year. The slight decrease in pre-tax operating income was primarily due to a decrease in net premiums earned, partially offset by decline in losses and loss adjustment expenses and underwriting expenses.

New Insurance Written on Domestic First-Lien Mortgage Loans

In the first quarter of 2016, Mortgage Guaranty’s domestic first-lien new insurance written was $8.8 billion compared to $10.5 billion for the same period in the prior year due to lower mortgage interest rates in late 2014 and early 2015 resulting in an increase in refinancing activity in early 2015.

Delinquency Inventory

The delinquency inventory for domestic first-lien business declined during the first quarter of 2016 compared to the same period in the prior year as a result of cures and paid claims exceeding the number of newly reported delinquencies. Mortgage Guaranty’s first-lien primary delinquency ratio at March 31, 2016 was 3.1 percent compared to 3.9 percent at March 31, 2015. Over the last several years, Mortgage Guaranty has experienced a decline in newly reported defaults and an increase in cure rates.

The following table provides a summary of activity in Mortgage Guaranty’s domestic first lien delinquency inventory:

Three Months Ended March 31,
(number of policies)	2016	2015
Number of delinquencies at the beginning of the year	31,285	38,357
Newly reported	9,010	9,829
Cures	(9,407)	(11,063)
Claims paid	(1,744)	(2,454)
Other	(729)	(297)
Number of delinquencies at the end of the period	28,415	34,372

Mortgage Guaranty Underwriting Ratios

The following tables present the Mortgage Guaranty combined ratios based on GAAP data:

Three Months Ended March 31,			Increase
	2016	2015	(Decrease)
Loss ratio	18.7	25.2	(6.5)
Acquisition ratio	8.9	9.6	(0.7)
General operating expense ratio	16.0	16.9	(0.9)
Expense ratio	24.9	26.5	(1.6)
Combined ratio	43.6	51.7	(8.1)

Item 2 / results of operations / COMMERCIAL INSURANCE

The combined ratio decreased by 8.1 points in the first quarter of 2016 compared to the same period in the prior year, primarily due to a lower loss ratio. The decrease in the loss ratio in the first quarter of 2016 was driven primarily by a decline in incurred losses driven by lower delinquencies and higher cure rates.

The acquisition ratio decreased by 0.7 points  in the first quarter of 2016 compared to the same period in the prior year, primarily due to the decreases in expenses related to sales activities supporting new insurance written.

The general operating expense ratio decreased by 0.9 points in the first quarter of 2016, compared to the same period in the prior year, primarily due to a decrease in employee-related expenses.

Institutional Markets Results

The following table presents Institutional Markets results:

Three Months Ended March 31,			Percentage
(in millions)	2016	2015	Change
Revenues:
Premiums	$235	$96	145%
Policy fees	51	49	4
Net investment income	333	479	(30)
Benefits and expenses:
Policyholder benefits and losses incurred	481	349	38
Interest credited to policyholder account balances	101	102	(1)
Amortization of deferred policy acquisition costs	1	1	-
Other acquisition expenses	11	7	57
General operating expenses	19	18	6
Pre-tax operating income	$6	$147	(96)

INSTITUTIONAL MARKETS pre-tax OPERATING INCOME (in millions)

Item 2 / results of operations / COMMERCIAL INSURANCE

Pre-tax operating income decreased in the first quarter of 2016, primarily due to lower income on alternative investments in hedge funds and private equity funds. The increases in premiums and benefits and expenses were primarily due to higher premiums received and future policy benefit reserves established from the sale of terminal funding annuities and structured settlements.

Net investment income in the first quarter of 2016 decreased compared to the same period in the prior year, primarily due to the lower income on alternative investments from negative performance in hedge funds in the first quarter of 2016, partially offset by higher base net investment income.

Base net investment income for the first quarter of 2016 increased compared to the same period in the prior year, due to commercial mortgage loan prepayment income in the first quarter of 2016 and growth in average base invested assets. See MD&A – Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Institutional Markets business.

General operating expenses in the first quarter of 2016 were comparable to the same period in the prior year.

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

The following table presents a reconciliation of Institutional Markets premiums and deposits to GAAP premiums:

Three Months Ended March 31,
(in millions)	2016	2015
Premiums and deposits	$304	$146
Deposits	(61)	(45)
Other	(8)	(5)
Premiums	$235	$96

Premiums and deposits for the first quarter of 2016 increased compared to the same period in the prior year, primarily due to higher terminal funding annuity and structured settlement sales.

CONSUMER INSURANCE

Consumer Insurance presents its operating results in three operating segments – Retirement, Life and Personal Insurance.

Retirement provides a broad portfolio of retirement products and services to individual consumers. The primary products offered by the Retirement operating segment include individual fixed and variable annuities, retail mutual funds and advisory services. Retirement products are distributed through affiliated channels, including The Variable Annuity Life Insurance Company (VALIC) career financial advisors, and through non-affiliated channels, which include banks, wirehouses, regional and independent broker-dealers, independent marketing organizations and independent insurance agents.

Item 2 / results of operations / CONSUMER INSURANCE

Life products offered in the U.S. primarily include term life and universal life insurance. International products include term and whole life insurance, supplemental health, cancer and critical illness insurance. Life products are primarily distributed through independent marketing organizations, independent insurance agents, financial advisors and direct marketing. The Life operating segment also provides group products distributed through employers (both employer-paid and voluntary) and sponsored organizations, including basic and supplemental term life, universal life and disability insurance.

Personal Insurance provides accident and health and personal lines insurance products to individuals, organizations and families. The products offered by the Personal Insurance operating segment include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations as well as a broad range of travel insurance products and services for leisure and business travelers. Personal Lines products include automobile and homeowners insurance, extended warranty, and consumer specialty products, such as identity theft and credit card protection. Personal Insurance also provides insurance for high net worth individuals offered through AIG Private Client Group, including auto, homeowners, umbrella, yacht, fine art and collections insurance. Personal Insurance products and services are distributed through various channels, including agents, brokers, affinity partners, airlines and travel agents, as well as direct marketing.

See Part I, Item 1. Business in AIG’s 2015 Annual Report for further discussion of our products and geographic regions where we distribute our products.

Consumer Insurance Results

The following table presents Consumer Insurance results:

Three Months Ended March 31,			Percentage
(in millions)	2016	2015	Change
Revenues:
Premiums	$3,560	$3,553	-%
Policy fees	637	627	2
Net investment income	1,828	2,175	(16)
Other income	507	508	-
Benefits and expenses:
Policyholder benefits and losses incurred	2,520	2,679	(6)
Interest credited to policyholder account balances	845	833	1
Amortization of deferred policy acquisition costs	769	715	8
General operating and other expenses*	1,610	1,691	(5)
Pre-tax operating income	$788	$945	(17)%

*    Includes general operating expenses, non deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

Consumer Insurance Results by Operating Segment

The following section provides a comparative discussion of Consumer Insurance Results of Operations for the first quarters of 2016 and 2015 by operating segment.

Item 2 / results of operations / CONSUMER INSURANCE

Retirement Results

The following table presents Retirement results:

Three Months Ended March 31,			Percentage
(in millions)	2016	2015	Change
Revenues:
Premiums	$54	$46	17%
Policy fees	259	264	(2)
Net investment income	1,309	1,570	(17)
Advisory fee and other income	492	508	(3)
Benefits and expenses:
Policyholder benefits and losses incurred	124	92	35
Interest credited to policyholder account balances	723	709	2
Amortization of deferred policy acquisition costs	169	142	19
Non deferrable insurance commissions	72	69	4
Advisory fee expenses	317	332	(5)
General operating expenses	248	244	2
Pre-tax operating income	$461	$800	(42)%

RETIREMENT pre-tax OPERATING INCOME (in millions)

Pre-tax operating income in the first quarter of 2016 decreased compared to the same period in the prior year, primarily due to lower net investment income and higher DAC amortization. The increase in DAC amortization in the first quarter of 2016 compared to the same period in the prior year reflected the impact of lower equity market returns in Group Retirement and Retirement Income Solutions, and a higher level of amortization in Fixed Annuities due to the update of actuarial assumptions in the third quarter of 2015.

Net investment income  for the first quarter of 2016 decreased compared to the same period in the prior year, primarily due to lower income on alternative investments from negative performance in hedge funds.

Base net investment income for the first quarter of 2016 increased compared to the same period in the prior year, as a result of commercial mortgage loan prepayment income and additional accretion on certain structured securities in the first quarter of 2016, which more than offset overall continued lower base yields on investment purchases. Excluding the effect of additional

Item 2 / results of operations / CONSUMER INSURANCE

accretion on certain structured securities, Retirement fixed maturity portfolio yields in the first quarter of 2016 declined compared to the same period in the prior year, primarily as a result of investment purchases and investment of portfolio cash flows, which continued to be at rates below the weighted average yield of the existing portfolio in the sustained low interest rate environment. See Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Retirement business.

In Group Retirement, base spreads increased in the first quarter of 2016 compared to the same period in the prior year, due to the increased base net investment income in the first quarter of 2016, combined with lower average interest crediting rates, which are reset annually on January 1 for a large portion of Group Retirement’s fixed option account values. In Fixed Annuities, average crediting rates and base spreads in the first quarter of 2016 were comparable to the same period in the prior year. See Spread Management below for additional discussion.

General operating expenses  increased in the first quarter of 2016 compared to the same period in the prior year, due in part to technology investments.

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

Disciplined pricing on new business and active crediting rate management are used in the Retirement operating segment to partially offset the impact of a continued decline in base yields resulting from investment of available cash flows in the low interest rate environment.

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

As of March 31, 2016, Retirement’s fixed annuity reserves, which include fixed options offered within variable annuities sold in the Group Retirement and Retirement Income Solutions product lines as well as reserves of the Fixed Annuities product line, had minimum guaranteed interest rates ranging from 1.0 percent to 5.5 percent, with the higher rates representing guarantees on older in-force products. As indicated in the table below, approximately 72 percent of annuity account values were at their minimum crediting rates as of March 31, 2016, compared to 73 percent at December 31, 2015. As a result of disciplined pricing on new business and the run-off of older business with higher minimum crediting rates, fixed annuity account values having contractual minimum guaranteed rates above 1 percent decreased from 74 percent of total fixed annuity reserves at December 31, 2015 to 72 percent at March 31, 2016.

Item 2 / results of operations / CONSUMER INSURANCE

The following table presents fixed annuity account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
March 31, 2016		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Fixed annuities *
1%	$6,167	$6,067	$14,060	$26,294
> 1% - 2%	12,408	2,187	2,973	17,568
> 2% - 3%	30,559	455	577	31,591
> 3% - 4%	12,094	50	8	12,152
> 4% - 5%	7,689	-	5	7,694
> 5% - 5.5%	201	-	5	206
Total	$69,118	$8,759	$17,628	$95,505
Percentage of total	72%	9%	19%	100%

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

The following table presents a reconciliation of Retirement premiums and deposits to GAAP premiums:

Three Months Ended March 31,
(in millions)	2016	2015
Premiums and deposits*	$6,853	$5,509
Deposits	(6,801)	(5,637)
Other	2	174
Premiums	$54	$46

* Excludes activity related to closed blocks of fixed and variable annuities.

Premiums  increased in the first quarter of 2016 compared to the same period in the prior year, primarily due to higher immediate annuity premiums in the Fixed Annuities product line.

Premiums and Deposits and Net Flows

The following table presents Retirement premiums and deposits and net flows by product line:

Three Months Ended March 31,			Percentage
(in millions)	2016	2015	Change
Fixed Annuities	$1,634	$684	139%
Retirement Income Solutions	2,038	2,457	(17)
Retail Mutual Funds	1,325	857	55
Group Retirement	1,856	1,511	23
Total Retirement premiums and deposits*	$6,853	$5,509	24%

Item 2 / results of operations / CONSUMER INSURANCE

Three Months Ended March 31,
(in millions)	2016	2015
Net flows
Fixed Annuities	$159	$(746)
Retirement Income Solutions	1,197	1,525
Retail Mutual Funds	543	143
Group Retirement	35	(640)
Total Retirement net flows*	$1,934	$282

*    Excludes activity related to closed blocks of fixed and variable annuities, which had reserves of approximately $4.3 billion and $5.0 billion at March 31, 2016 and 2015, respectively.

RETIREMENT PREMIUMS AND DEPOSITS by Product Line (in millions)

Premiums and deposits for Retirement increased in the first quarter of 2016, compared to the same period in the prior year, primarily due to higher sales in Fixed Annuities, Retail Mutual Funds and Group Retirement.

Net flows for annuity products included in Fixed Annuities, Retirement Income Solutions and Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows from mutual funds, which are included in both Retail Mutual Funds and Group Retirement, represent deposits less withdrawals.

Total net flows for Retirement in the first quarter of 2016 increased compared to the same period in the prior year. The growth in Fixed Annuities sales and lower Group Retirement surrenders were the primary drivers of the improvement in net flows. All lines of business delivered positive net flows during the first quarter of 2016.

Item 2 / results of operations / CONSUMER INSURANCE

Premiums and Deposits and Net Flows by Product Line

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Fixed Annuities deposits increased significantly in the first quarter of 2016 compared to the same period in the prior year, resulting in positive net flows for the quarter, due to new product offerings and an increase in fixed deferred annuities bank channel sales.

Retirement Income Solutions premiums and deposits and net flows decreased in the first quarter of 2016, compared to the same period in the prior year, due to lower sales of variable annuities partially offset by growth in index annuities. The improvement in surrender rates (see Surrender Rates below) for the first quarter of 2016 compared to the same period in the prior year was primarily due to the significant growth in account value driven by the high volume of sales over the past twelve months, which has increased the proportion of business that is within the surrender charge period.

Retail Mutual Fund net flows increased in the first quarter of 2016 compared to the same period in the prior year, primarily due to improvement in the level of deposits. The increase in net flows in the first quarter of 2016, compared to the same period in the prior year, was primarily driven by activity within the Focused Dividend Strategy Fund.

Group Retirement net flows in the first quarter of 2016 were positive and improved significantly compared to the same period in the prior year, due to higher premiums and deposits and lower surrender activity compared to the same period in the prior year, which included a large group surrender of approximately $300 million. The large group market has been impacted by the consolidation of healthcare providers and other employers in our target markets.

Surrender Rates

The following table presents reserves for annuity product lines by surrender charge category:

	March 31, 2016			December 31, 2015
			Retirement			Retirement
	Group	Fixed	Income	Group	Fixed	Income
(in millions)	Retirement(a)	Annuities	Solutions	Retirement(a)	Annuities	Solutions
No surrender charge(b)	$61,421	$35,101	$14,467	$60,720	$34,331	$14,184
Greater than 0% - 2%	1,118	1,132	4,018	1,199	1,543	4,517
Greater than 2% - 4%	1,167	2,298	4,589	1,363	2,285	4,565
Greater than 4%	5,615	13,270	33,781	5,952	13,138	31,683
Non-surrenderable	736	3,703	350	676	3,723	358
Total reserves	$70,057	$55,504	$57,205	$69,910	$55,020	$55,307

(a) Excludes mutual fund assets under management of $14.9 billion and $14.5 billion at March 31, 2016 and December 31, 2015, respectively.

(b) Group Retirement Products in this category include reserves of approximately $6.2 billion at both March 31, 2016 and December 31, 2015, that are subject to 20 percent annual withdrawal limitations.

The following table presents annualized surrender rates for deferred annuities by product line:

Three Months Ended March 31,
	2016	2015
Surrenders as a percentage of average account value
Fixed Annuities	6.9%	6.7%
Retirement Income Solutions	4.8	6.0
Group Retirement	7.9	9.3

Item 2 / results of operations / CONSUMER INSURANCE

Life Results

The following table presents Life results:

Three Months Ended March 31,			Percentage
(in millions)	2016	2015	Change
Revenues:
Premiums	$736	$708	4%
Policy fees	378	363	4
Net investment income	468	542	(14)
Other income	15	-	NM
Benefits and expenses:
Policyholder benefits and losses incurred	942	942	-
Interest credited to policyholder account balances	122	124	(2)
Amortization of deferred policy acquisition costs	120	86	40
Non deferrable insurance commissions	50	59	(15)
General operating expenses	258	231	12
Pre-tax operating income	$105	$171	(39)

Life pre-tax OPERATING INCOME (in millions)

Pre-tax operating income decreased in the first quarter of 2016 compared to the same period in the prior year, primarily due to lower net investment income and higher DAC amortization, due in part to updated assumptions for a block of traditional participating term business. Pre-tax operating income in the first quarter of 2016 benefited from a $25 million reduction in the reserve for IBNR death claims related to enhanced claims practices.

Net investment income decreased in the first quarter of 2016 compared to the same period in the prior year, primarily due to lower income on alternative investments from negative performance in hedge funds. See Investments – Life Insurance Companies for additional discussion of the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Life business.

General operating expenses increased in the first quarter of 2016 compared to the same period in the prior year, primarily due to an increase in international expenses related to Laya Healthcare, which was acquired on March 31, 2015, and higher expenses in Japan.

Item 2 / results of operations / CONSUMER INSURANCE

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

The following table presents universal life account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
March 31, 2016		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Universal life insurance
1%	$-	$-	$6	$6
> 1% - 2%	32	153	233	418
> 2% - 3%	544	315	1,486	2,345
> 3% - 4%	2,045	503	1,075	3,623
> 4% - 5%	3,925	201	-	4,126
> 5% - 5.5%	323	-	-	323
Total	$6,869	$1,172	$2,800	$10,841
Percentage of total	63%	11%	26%	100%

Life Premiums and Deposits

Premiums for Life represent amounts received on traditional life insurance policies and group benefit policies. Premiums and deposits for Life is a non‑GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life premiums and deposits to GAAP premiums:

Three Months Ended March 31,
(in millions)	2016	2015
Premiums and deposits	$1,251	$1,223
Deposits	(364)	(378)
Other	(151)	(137)
Premiums	$736	$708

Life premiums and deposits grew four percent, excluding the effect of foreign exchange, in the first quarter of 2016, compared to the same period in the prior year, principally driven by growth in international life and health.

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance Results

The following table presents Personal Insurance results:

Three Months Ended March 31,			Percentage
(in millions)	2016	2015	Change
Underwriting results:
Net premiums written	$2,812	$2,915	(4)%
Increase in unearned premiums	(42)	(116)	64
Net premiums earned	2,770	2,799	(1)
Losses and loss adjustment expenses incurred	1,454	1,645	(12)
Acquisition expenses:
Amortization of deferred policy acquisition costs	480	487	(1)
Other acquisition expenses	242	278	(13)
Total acquisition expenses	722	765	(6)
General operating expenses	423	478	(12)
Underwriting income (loss)	171	(89)	NM
Net investment income	51	63	(19)
Pre-tax operating income (loss)	$222	$(26)	NM	%

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (LOSS) (in millions)

Pre‑tax operating income improved in the first quarter of 2016 from a loss in the same period in the prior year due to improved underwriting results, partially offset by a decrease in net investment income. The underwriting results reflected lower accident year losses, as adjusted, primarily in U.S. personal property, strategic actions to reduce expenses and refocus direct marketing activities, net favorable prior year loss reserve development of $48 million, compared to net adverse prior year loss reserve development of $4 million in the same period in the prior year, and lower catastrophe losses. Catastrophe losses were $29 million in the first quarter of 2016, compared to $61 million in the same period in the prior year.

Acquisition expenses decreased in the first quarter of 2016, compared to the same period in the prior year due to the effect of foreign exchange and a decrease in non-deferred direct marketing expenses. The non-deferred direct marketing expenses, excluding commissions, for the first quarter of 2016, were approximately $48 million, and, excluding the impact of foreign exchange, decreased by approximately $19 million from the same period in the prior year.

Item 2 / results of operations / CONSUMER INSURANCE

General operating expenses decreased in the first quarter of 2016, compared to the same period in the prior year, primarily due to lower employee-related expenses arising from organization realignment activities together with lower strategic investment expenditures and the effect of foreign exchange.

Net investment income decreased in the first quarter of 2016, compared to the same period in the prior year, reflecting lower income on alternative investments from negative performance in hedge funds.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Personal Insurance Net Premiums Written

The following table presents Personal Insurance net premiums written by major line of business:

Three Months Ended March 31,			Percentage Change in
				Original
(in millions)	2016	2015	U.S. dollars	Currency
Accident & Health	$1,288	$1,348	(4)%	(1)%
Personal Lines	1,524	1,567	(3)	2
Total Personal Insurance net premiums written	$2,812	$2,915	(4)%	1%

Personal Insurance net premiums written by line of business (in millions)

Personal Insurance net premiums written decreased in the first quarter of 2016, compared to the same period in the prior year due to the effect of foreign exchange. Excluding the effect of foreign exchange, net premiums written increased approximately one percent in the first quarter of 2016 compared to the same period in the prior year, driven by growth in personal property, partially offset by a decrease in warranty service programs. The following paragraphs discuss the changes in net premiums written on a constant dollar basis, which excludes the effect of foreign exchange.

Item 2 / results of operations / CONSUMER INSURANCE

Accident and Health net premiums written decreased in the first quarter of 2016 compared to the same period in the prior year, primarily due to continued underwriting discipline across our businesses together with lower sales as a result of refocusing our direct marketing activities.

Personal Lines net premiums written increased in the first quarter of 2016 compared to the same period in the prior year. The increase was primarily due to increased production in personal property business in the U.S. and Asia Pacific outside of Japan and in the automobile business in the Americas. These increases were partially offset by decreased production in personal property in Japan due to a duration restriction on long-term fire insurance put in place in the fourth quarter of 2015 and warranty service programs in the U.S., due to underwriting actions taken in the prior years. The increase in the U.S. personal property business in the first quarter of 2016 was attributable to new business sales and improved retention in the AIG Private Client Group and reflected changes to optimize our reinsurance structure to retain more favorable risks, while continuing to manage aggregate exposure.

Personal Insurance Net Premiums Written by Region

The following table presents Personal Insurance net premiums written by region:

Three Months Ended March 31,			Percentage	Percentage
			Change in	Change in
(in millions)	2016	2015	U.S. dollars	Original Currency
Americas	$952	$912	4%	9%
Asia Pacific	1,328	1,430	(7)	(4)
EMEA	532	573	(7)	-
Total net premiums written	$2,812	$2,915	(4)%	1%

Personal insurance NET PREMIUMS WRITTEN by Region (in millions)

The following paragraphs discuss the changes in net premiums written on a constant dollar basis, which exclude the effect of foreign exchange.

Americas net premiums written increased in the first quarter of 2016, compared to the same period in the prior year, primarily due to an increase in new business and improved retention in the AIG Private Client Group and the reinsurance optimization discussed above, partially offset by a decrease in warranty service programs and Accident and Health business.

Item 2 / results of operations / CONSUMER INSURANCE

Asia Pacific net premiums written decreased in the first quarter of 2016 compared to the same period in the prior year, primarily due to decreased production in personal property reflecting the long-term fire insurance duration restriction in Japan discussed above.

EMEA net premiums written remained unchanged in the first quarter of 2016 compared to the same period in the prior year, primarily due to a slight increase in Accident and Health, which was almost entirely offset by Personal lines.

Personal Insurance Underwriting Ratios

The following tables present the Personal Insurance combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

Three Months Ended March 31,			Increase
	2016	2015	(Decrease)
Loss ratio	52.5	58.8	(6.3)
Catastrophe losses and reinstatement premiums	(1.1)	(2.2)	1.1
Prior year development net of premium adjustments	1.8	(0.2)	2.0
Accident year loss ratio, as adjusted	53.2	56.4	(3.2)
Acquisition ratio	26.1	27.3	(1.2)
General operating expense ratio	15.3	17.1	(1.8)
Expense ratio	41.4	44.4	(3.0)
Combined ratio	93.9	103.2	(9.3)
Catastrophe losses and reinstatement premiums	(1.1)	(2.2)	1.1
Prior year development net of premium adjustments	1.8	(0.2)	2.0
Accident year combined ratio, as adjusted	94.6	100.8	(6.2)

Personal Insurance ratios Three Months Ended March 31,

Item 2 / results of operations / CONSUMER INSURANCE

The following tables present Personal Insurance accident year catastrophe and severe losses by region and the number of events:

Catastrophes (a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended March 31, 2016
Windstorms and hailstorms	7	$22	$7	$-	$29
Wildfire	-	-	-	-	-
Tropical cyclone	-	-	-	-	-
Total catastrophe-related charges	7	$22	$7	$-	$29
Three Months Ended March 31, 2015
Windstorms and hailstorms	1	$61	$-	$-	$61
Tropical cyclone	-	-	-	-	-
Earthquakes	-	-	-	-	-
Total catastrophe-related charges	1	$61	$-	$-	$61

(a) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Severe Losses(b)

Three Months Ended March 31,	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
2016	-	$-	$-	$-	$-
2015	1	$12	$-	$-	$12

(b) Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

The combined ratio decreased by 9.3 points in the first quarter of 2016, compared to the same period in the prior year, reflecting an improvement in the loss ratio and expense ratio. The accident year combined ratio, as adjusted, improved by 6.2 points in the first quarter of 2016, compared to the same period in the prior year.

The improvement in the accident year loss ratio, as adjusted, of 3.2 points in the first quarter of 2016 compared to the same period in the prior year was primarily due to improved performance in U.S. personal property.

The acquisition ratio decreased by 1.2 points in the first quarter of 2016, compared to the same period in the prior year, which reflected lower Accident and Health direct marketing expenses as we refocus our activities.

The general operating expense ratio decreased by 1.8 points in the first quarter of 2016, compared to the same period in the prior year, primarily due to lower employee-related expenses arising from organization realignment activities together with lower strategic investment expenditures.

Item 2 / results of operations / CORPORATE AND OTHER

CORPORATE AND OTHER

Corporate and Other Results

The following table presents AIG’s Corporate and Other results:

Three Months Ended March 31,			Percentage
(in millions)	2016	2015	Change
Corporate and Other pre-tax operating income (loss):
Equity in pre-tax operating earnings of AerCap(a)	$-	$128	NM	%
Fair value of PICC investments(b)	(75)	47	NM
Income from other assets, net(c)	(138)	564	NM
Corporate general operating expenses	(294)	(252)	(17)
Interest expense	(257)	(305)	16
Run-off insurance Lines	31	(19)	NM
Consolidation and eliminations	-	(1)	NM
Total Corporate and Other pre-tax operating income (loss)	$(733)	$162	NM	%

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

Corporate and Other reported a pre-tax operating loss in the first quarter of 2016, compared to pre-tax operating income in the same period in the prior year, primarily due to a decline in Income from other assets, net. Income from other assets, net decreased primarily due to fair value losses on ABS CDOs, lower credit valuation adjustments on assets for which the fair value option was elected and gains recognized in the first quarter of 2015 upon the unwinding of certain positions. The pre-tax operating results also reflected fair value losses on our People's Insurance Company (Group) of China Limited (PICC Group) investments compared to fair value gains in the same period in the prior year. In addition, the first quarter of 2015 included our share of AerCap’s pre-tax income, which was accounted for under the equity method through the date of sale of most of our shares in the second quarter of 2015. These declines were partially offset by lower interest expense from ongoing liability management activities described in Liquidity and Capital Resources.

Run-off insurance lines reported pre-tax operating income of $31 million in the first quarter of 2016 compared to a pre-tax operating loss of $19 million in the same period in the prior year primarily due to lower underwriting loss and an increase in the allocation of net investment income. The decrease in underwriting losses was primarily due to a lower net loss reserve discount charge. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion. Based on our internal net investment income allocation model, the allocated net investment income to run-off insurance lines increased primarily due to higher investable funds as a result of the transfers to run-off lines of certain casualty lines, including environmental liability, excess casualty and healthcare coverage that ceased to be offered by Commercial Insurance. See Results of Operations – Net Investment Income for further discussion of our internal allocation model.

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

Investments Highlights in the first quarter of 2016

•    A decline in interest rates resulted in an increase in our net unrealized gain position in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $13.5 billion as of March 31, 2016 from approximately $8.8 billion as of December 31, 2015.

•    We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•    Our alternative investments portfolio performance experienced a significant decline in the first quarter of 2016 compared to the same period in the prior year due to increased volatility in equity markets, which affected the performance of our hedge fund portfolio.

•    Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•    Other-than-temporary impairments increased due to impairments within the energy sector and in our structured securities portfolio.

•    We experienced losses on sales of securities in the first quarter of 2016, which decreased our exposure in the energy sector, compared to gains in the same period in 2015 which were driven by a partial divestiture of our PICC P&C and PICC Group equity interests.

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

Item 2 / INVESTMENTS

•    While more of a focus is placed on asset-liability management in Life Insurance Companies, our fundamental strategy across all of our investment portfolios is to optimize the duration characteristics of the assets within a target range based on comparable liability characteristics, to the extent practicable.

•    AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. AIG Parent’s liquidity sources are held primarily in the form of cash, short-term investments and publicly traded, investment-grade rated fixed maturity securities. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, investment-grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements.  These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity.

Investments by Legal Entity Category

The following tables summarize the composition of AIG's investments:

	Non-Life	Life
	Insurance	Insurance	Corporate
(in millions)	Companies	Companies	and Other	Total
March 31, 2016
Fixed maturity securities*:
Bonds available for sale, at fair value	$87,061	$162,463	$4,261	$253,785
Other bond securities, at fair value	1,316	3,729	10,299	15,344
Equity securities:
Common and preferred stock available for sale, at fair value	2,671	143	(44)	2,770
Other Common and preferred stock, at fair value	342	-	535	877
Mortgage and other loans receivable, net of allowance	8,669	24,395	(2,388)	30,676
Other invested assets	10,088	11,805	6,587	28,480
Short-term investments	3,487	3,361	4,066	10,914
Total investments	113,634	205,896	23,316	342,846
Cash	974	434	91	1,499
Total invested assets	$114,608	$206,330	$23,407	$344,345
December 31, 2015
Fixed maturity securities*:
Bonds available for sale, at fair value	$84,849	$157,150	$6,246	$248,245
Other bond securities, at fair value	1,463	3,589	11,730	16,782
Equity securities:
Common and preferred stock available for sale, at fair value	2,821	144	(50)	2,915
Other Common and preferred stock, at fair value	355	-	566	921
Mortgage and other loans receivable, net of allowance	8,278	23,979	(2,692)	29,565
Other invested assets	10,571	12,398	6,825	29,794
Short-term investments	3,189	2,877	4,066	10,132
Total investments	111,526	200,137	26,691	338,354
Cash	1,011	557	61	1,629
Total invested assets	$112,537	$200,694	$26,752	$339,983

* At March 31, 2016, approximately 91 percent and 9 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 90 percent and 10 percent, respectively, at December 31, 2015.

Item 2 / INVESTMENTS

The following table presents the components of Net Investment Income:

Three Months Ended March 31,
(in millions)	2016	2015
Interest and dividends	$3,243	$3,187
Alternative investments(a)	(366)	586
Other investment income(b)	250	217
Total investment income	3,127	3,990
Investment expenses	114	152
Total net investment income	$3,013	$3,838

(a) Beginning in the first quarter of 2016, the presentation of income on alternative investments has been refined to include only income from hedge funds, private equity funds and affordable housing partnerships. Prior period disclosures have been reclassified to conform to this presentation. Hedge funds for which we elected the fair value option are recorded as of the balance sheet date. Other hedge funds are generally reported on a one-month lag, while private equity funds are generally reported on a one-quarter lag.

(b) Includes changes in fair value of certain fixed maturity securities where the fair value option has been elected and which are used to economically hedge the interest rate risk in GMWB embedded derivatives. For the quarters ended March 31, 2016 and March 31, 2015, the net investment income recorded on these securities was $133 million and $44 million, respectively.

Net investment income decreased for the first quarter of 2016 compared to the same period in the prior year due to lower income on alternative investments and lower reinvestment yields.

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

Fixed maturity investments held in the Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, and intermediate to long duration, averaging 14.1 years.

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

Item 2 / INVESTMENTS

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

The following table presents the fixed maturity security portfolio of Life Insurance Companies categorized by NAIC Designation, at fair value:

March 31, 2016
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$46,512	$57,806	$104,318	$5,916	$2,967	$520	$207	$9,610	$113,928
Mortgage-backed, asset-backed and collateralized	44,399	2,109	46,508	297	149	78	616	1,140	47,648
Total*	$90,911	$59,915	$150,826	$6,213	$3,116	$598	$823	$10,750	$161,576

 *   Excludes $4.6 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within Life Insurance Companies that require a statutory filing.

The following table presents the fixed maturity security portfolio of Life Insurance Companies  categorized by composite AIG credit rating, at fair value:

March 31, 2016
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$46,865	$58,150	$105,015	$5,052	$3,210	$651	$8,913	$113,928
Mortgage-backed, asset-backed and collateralized	28,910	3,293	32,203	1,383	874	13,188	15,445	47,648
Total*	$75,775	$61,443	$137,218	$6,435	$4,084	$13,839	$24,358	$161,576

 *  Excludes $4.6 billion of fixed maturity securities for which no NAIC Designation is available because they are not held in legal entities within Life Insurance Companies that require a statutory filing.

Credit Ratings

At March 31, 2016, approximately 91 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 17 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of our foreign entities’ fixed maturity securities portfolio is rated by Moody’s Investors’ Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), or similar foreign rating services. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At March 31, 2016, approximately 16 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent

Item 2 / INVESTMENTS

from a credit standpoint to securities rated AAA, and approximately 7 percent were below investment grade or not rated. Approximately 45 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2016	2015	2016	2015	2016	2015
Rating:
Other fixed maturity
securities
AAA	$12,804	$12,274	$3,251	$3,222	$16,055	$15,496
AA	35,783	35,344	218	207	36,001	35,551
A	52,184	50,741	1,801	1,781	53,985	52,522
BBB	71,986	71,766	53	186	72,039	71,952
Below investment grade	13,661	12,305	12	133	13,673	12,438
Non-rated	944	920	-	-	944	920
Total	$187,362	$183,350	$5,335	$5,529	$192,697	$188,879
Mortgage-backed, asset-
backed and collateralized
AAA	$28,117	$26,382	$1,376	$1,756	$29,493	$28,138
AA	5,075	5,003	546	708	5,621	5,711
A	7,902	7,462	355	416	8,257	7,878
BBB	4,370	4,394	375	497	4,745	4,891
Below investment grade	20,944	21,638	7,307	7,771	28,251	29,409
Non-rated	15	16	50	105	65	121
Total	$66,423	$64,895	$10,009	$11,253	$76,432	$76,148
Total
AAA	$40,921	$38,656	$4,627	$4,978	$45,548	$43,634
AA	40,858	40,347	764	915	41,622	41,262
A	60,086	58,203	2,156	2,197	62,242	60,400
BBB	76,356	76,160	428	683	76,784	76,843
Below investment grade	34,605	33,943	7,319	7,904	41,924	41,847
Non-rated	959	936	50	105	1,009	1,041
Total	$253,785	$248,245	$15,344	$16,782	$269,129	$265,027

Item 2 / INVESTMENTS

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2016	2015
Bonds available for sale:
U.S. government and government sponsored entities	$2,041	$1,844
Obligations of states, municipalities and political subdivisions	27,758	27,323
Non-U.S. governments	18,615	18,195
Corporate debt	138,948	135,988
Mortgage-backed, asset-backed and collateralized:
RMBS	36,222	36,227
CMBS	14,437	13,571
CDO/ABS	15,764	15,097
Total mortgage-backed, asset-backed and collateralized	66,423	64,895
Total bonds available for sale*	253,785	248,245
Equity securities available for sale:
Common stock	2,274	2,401
Preferred stock	23	22
Mutual funds	473	492
Total equity securities available for sale	2,770	2,915
Total	$256,555	$251,160

*    At March 31, 2016, and December 31, 2015, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $35.6 billion and $34.9 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	March 31,	December 31,
(in millions)	2016	2015
Japan	$5,471	$5,416
Canada	1,381	1,453
Germany	827	832
France	756	784
Mexico	662	563
United Kingdom	655	661
Netherlands	522	511
Norway	477	503
Chile	455	386
Singapore	443	426
Other	7,019	6,710
Total	$18,668	$18,245

Item 2 / INVESTMENTS

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	March 31, 2016
			Non-			December 31,
		Financial	Financial	Structured		2015
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$756	$1,183	$2,159	$-	$4,098	$4,018
Netherlands	522	898	1,514	173	3,107	3,404
Germany	827	145	2,059	2	3,033	3,365
Ireland	-	-	605	768	1,373	1,274
Belgium	218	136	834	-	1,188	855
Spain	28	58	971	16	1,073	1,102
Italy	37	122	870	12	1,041	1,009
Luxembourg	-	18	453	29	500	496
Finland	63	47	131	-	241	229
Austria	98	3	15	-	116	124
Other - EuroZone	800	35	199	2	1,036	929
Total Euro-Zone	$3,349	$2,645	$9,810	$1,002	$16,806	$16,805
Remainder of Europe
United Kingdom	$655	$2,976	$8,143	$3,365	$15,139	$15,286
Switzerland	51	1,247	1,310	-	2,608	2,519
Sweden	135	470	195	-	800	827
Norway	477	32	142	-	651	688
Russian Federation	36	6	75	-	117	122
Other - Remainder of Europe	236	135	113	15	499	443
Total - Remainder of Europe	$1,590	$4,866	$9,978	$3,380	$19,814	$19,885
Total	$4,939	$7,511	$19,788	$4,382	$36,620	$36,690

Investments in Municipal Bonds

At March 31, 2016, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 95 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	March 31, 2016
	State	Local		Total	December 31,
	General	General		Fair	2015
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$31	$633	$4,013	$4,677	$4,613
California	744	627	2,640	4,011	3,841
Texas	333	1,586	1,673	3,592	3,415
Massachusetts	701	2	710	1,413	1,387
Illinois	132	359	840	1,331	1,486
Washington	495	144	685	1,324	1,359
Florida	157	-	1,014	1,171	1,135

Item 2 / INVESTMENTS

Virginia	65	4	812	881	878
Georgia	284	218	353	855	870
Washington DC	157	-	555	712	705
Pennsylvania	272	25	406	703	676
Arizona	-	95	498	593	576
Ohio	117	7	433	557	531
All other states(a)	1,073	572	4,293	5,938	5,851
Total(b)(c)	$4,561	$4,272	$18,925	$27,758	$27,323

(a) We did not have material credit exposure to the government of Puerto Rico.

(b) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $2.8 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	March 31,	December 31,
(in millions)	2016	2015
Financial institutions:
Money Center /Global Bank Groups	$9,252	$9,104
Regional banks — other	586	568
Life insurance	3,309	3,295
Securities firms and other finance companies	371	380
Insurance non-life	5,552	5,421
Regional banks — North America	7,165	6,823
Other financial institutions	8,067	7,808
Utilities	17,948	18,497
Communications	10,984	10,251
Consumer noncyclical	16,753	15,391
Capital goods	9,061	8,973
Energy	13,914	13,861
Consumer cyclical	9,556	9,767
Basic	7,252	7,512
Other	19,178	18,337
Total *	$138,948	$135,988

*    At March 31, 2016, and December 31, 2015, approximately 90 percent and 91 percent, respectively, of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 5.5 percent and 5.6 percent at March 31, 2016 and December 31, 2015, respectively.  The decline in energy exposure from December 31, 2015 resulted from unrealized losses due to reduction in the energy sector pricing, sales of securities and other-than-temporary impairments.  While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Item 2 / INVESTMENTS

Investments in RMBS

The following table presents AIG’s RMBS available for sale investments by year of vintage:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2016	2015
Total RMBS
2016	$418	$-
2015	2,485	2,273
2014	1,242	1,096
2013	2,304	2,178
2012	1,821	1,944
2011 and prior*	27,952	28,736
Total RMBS	$36,222	$36,227
Agency
2016	$415	$-
2015	2,235	2,025
2014	1,148	1,000
2013	2,222	2,094
2012	1,809	1,877
2011 and prior	5,275	5,555
Total Agency	$13,104	$12,551
Alt-A
2016	-	-
2015	-	-
2014	-	-
2013	-	-
2012	$-	$-
2011 and prior	12,595	12,831
Total Alt-A	$12,595	$12,831
Subprime
2016	-	-
2015	-	-
2014	-	-
2013	-	-
2012	-	-
2011 and prior	$2,288	$2,376
Total Subprime	$2,288	$2,376
Prime non-agency
2016	$-	$-
2015	-	-
2014	-	-
2013	7	8
2012	-	53
2011 and prior	7,445	7,589
Total Prime non-agency	$7,452	$7,650
Total Other housing related	$783	$819

 *   Includes approximately $13.0 billion and $13.2 billion at  March 31, 2016, and December 31, 2015, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination.  See Note 5  to the Condensed Consolidated Financial Statements for additional discussion on Purchased Credit Impaired (PCI) Securities.

Item 2 / INVESTMENTS

The following table presents our RMBS available for sale investments by credit rating:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2016	2015
Rating:
Total RMBS
AAA	$15,425	$14,884
AA	415	389
A	504	509
BBB	547	661
Below investment grade(a)	19,326	19,779
Non-rated	5	5
Total RMBS(b)	$36,222	$36,227
Agency RMBS
AAA	$13,083	$12,547
AA	21	4
Total Agency	$13,104	$12,551
Alt-A RMBS
AAA	$4	$5
AA	47	17
A	138	121
BBB	178	216
Below investment grade(a)	12,228	12,472
Total Alt-A	$12,595	$12,831
Subprime RMBS
AAA	$14	$15
AA	67	68
A	239	247
BBB	136	200
Below investment grade(a)	1,832	1,846
Total Subprime	$2,288	$2,376
Prime non-agency
AAA	$1,988	$1,986
AA	174	188
A	124	138
BBB	198	209
Below investment grade(a)	4,963	5,124
Non-rated	5	5
Total prime non-agency	$7,452	$7,650
Total Other housing related	$783	$819

(a) Includes certain RMBS that had experienced deterioration in credit quality since their origination. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion on PCI Securities.

(b) The weighted average expected life was six years at both March 31, 2016 and December 31, 2015.

Our underwriting practices for investing in RMBS, other asset‑backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Item 2 / INVESTMENTS

Investments in CMBS

The following table presents our CMBS available for sale investments:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2016	2015
CMBS (traditional)	$12,020	$11,132
Agency	1,617	1,622
Other	800	817
Total	$14,437	$13,571

The following table presents the fair value of our CMBS available for sale investments by rating agency designation and by vintage year:

					Below
					Investment
(in millions)	AAA	AA	A	BBB	Grade	Non-Rated	Total
March 31, 2016
Year:
2016	$551	$69	$54	$121	$-	$-	$795
2015	1,085	427	479	240	-	-	2,231
2014	1,675	229	11	-	-	-	1,915
2013	2,628	439	89	51	-	-	3,207
2012	787	61	30	82	-	11	971
2011 and prior	1,964	586	688	662	1,418	-	5,318
Total	$8,690	$1,811	$1,351	$1,156	$1,418	$11	$14,437
December 31, 2015
Year:
2015	$824	$404	$465	$240	$-	$-	$1,933
2014	1,604	183	11	-	-	-	1,798
2013	2,611	433	89	54	-	-	3,187
2012	737	60	31	83	-	10	921
2011 and prior	1,936	725	666	759	1,646	-	5,732
Total	$7,712	$1,805	$1,262	$1,136	$1,646	$10	$13,571

The following table presents our CMBS available for sale investments by geographic region:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2016	2015
Geographic region:
New York	$3,454	$3,149
California	1,337	1,244
Texas	873	791
Florida	556	520
New Jersey	463	433
Virginia	380	362
Illinois	354	323
Pennsylvania	312	295

Item 2 / INVESTMENTS

Massachusetts	269	231
Georgia	265	253
Maryland	241	229
North Carolina	236	218
All Other*	5,697	5,523
Total	$14,437	$13,571

*    Includes Non-U.S. locations.

The following table presents our CMBS available for sale investments by industry:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2016	2015
Industry:
Office	$4,306	$3,896
Retail	4,107	3,978
Multi-family*	3,113	3,036
Lodging	1,103	1,005
Industrial	976	868
Other	832	788
Total	$14,437	$13,571

*    Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable during the first quarter of 2016. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

	Fair value at	Fair value at
	March 31,	December 31,
(in millions)	2016	2015
Collateral Type:
Bank loans (CLO)	$8,106	$7,962
Other	139	153
Total	$8,245	$8,115

The following table presents our CDO available for sale investments by credit rating:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2016	2015
Rating:
AAA	$3,130	$2,870
AA	2,522	2,543
A	2,169	2,247
BBB	274	298
Below investment grade	150	157
Total	$8,245	$8,115

Item 2 / INVESTMENTS

Commercial Mortgage Loans

At March 31, 2016, we had direct commercial mortgage loan exposure of $22.2 billion, of which approximately all of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
March 31, 2016
State:
New York	96	$839	$3,076	$552	$301	$166	$186	$5,120	23%
California	95	87	544	431	370	908	307	2,647	12
Texas	60	120	695	104	145	187	48	1,299	6
New Jersey	44	441	147	340	-	29	33	990	4
Florida	74	236	96	366	109	19	129	955	4
Illinois	21	148	368	21	54	36	23	650	3
Massachusetts	18	90	116	359	-	-	33	598	3
Connecticut	19	314	147	23	80	-	-	564	3
Pennsylvania	25	6	29	434	53	27	-	549	2
Ohio	35	125	17	210	66	-	5	423	2
Other states	291	1,115	1,288	1,496	396	598	222	5,115	23
Foreign	51	496	1,210	543	267	307	426	3,249	15
Total*	829	$4,017	$7,733	$4,879	$1,841	$2,277	$1,412	$22,159	100%

December 31, 2015
State:
New York	97	$823	$2,968	$516	$301	$166	$186	$4,960	22%
California	95	87	547	433	533	788	308	2,696	12
Texas	60	120	696	106	147	187	48	1,304	6
New Jersey	45	441	338	324	-	29	33	1,165	5
Florida	78	187	113	374	116	20	146	956	4
Illinois	21	174	369	21	32	36	23	655	3
Massachusetts	19	56	168	360	-	-	33	617	3
Connecticut	20	314	152	23	81	-	-	570	3
Pennsylvania	28	6	29	436	62	27	4	564	3
Ohio	37	122	28	211	67	-	5	433	2
Other states	302	1,118	1,203	1,514	414	595	229	5,073	23
Foreign	47	471	1,234	520	161	250	438	3,074	14
Total*	849	$3,919	$7,845	$4,838	$1,914	$2,098	$1,453	$22,067	100%

*    Does not reflect allowance for credit losses.

See Note 6 to the Consolidated Financial Statements in the 2015 Annual Report for additional discussion on commercial mortgage loans.

Item 2 / INVESTMENTS

Impairments

The following table presents impairments by investment type:

Three Months Ended March 31,
(in millions)	2016	2015
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$200	$90
Equity securities, available for sale	2	7
Private equity funds and hedge funds	2	31
Subtotal	204	128
Other impairments:
Investments in life settlements	157	70
Other investments	1	22
Real estate	1	3
Total	$363	$223

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

Other-than-temporary impairment charges by reportable segment and impairment type:

	Non-Life	Life	Corporate
	Insurance	Insurance	and Other
(in millions)	Companies	Companies	Operations	Total
Three Months Ended March 31, 2016
Impairment Type:
Severity	$2	$-	$-	$2
Change in intent	9	20	-	29
Foreign currency declines	5	1	-	6
Issuer-specific credit events	33	98	-	131
Adverse projected cash flows	13	23	-	36
Total	$62	$142	$-	$204
Three Months Ended March 31, 2015
Impairment Type:
Severity	$2	$-	$-	$2
Change in intent	2	22	-	24
Foreign currency declines	12	17	-	29
Issuer-specific credit events	27	41	-	68
Adverse projected cash flows	2	3	-	5
Total	$45	$83	$-	$128

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended March 31, 2016
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	29	-	29
Foreign currency declines	-	-	-	6	-	6
Issuer-specific credit events	36	1	8	84	2	131
Adverse projected cash flows	36	-	-	-	-	36
Total	$72	$1	$8	$119	$4	$204
Three Months Ended March 31, 2015
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	24	-	24
Foreign currency declines	-	-	-	29	-	29
Issuer-specific credit events	21	-	3	8	36	68
Adverse projected cash flows	5	-	-	-	-	5
Total	$26	$-	$3	$61	$38	$128

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Other-than-temporary impairment charges by investment type and credit rating:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended March 31, 2016
Rating:
AAA	$-	$-	$-	$2	$-	$2
AA	-	-	-	3	-	3
A	-	-	-	5	-	5
BBB	2	-	-	15	-	17
Below investment grade	70	1	8	94	-	173
Non-rated	-	-	-	-	4	4
Total	$72	$1	$8	$119	$4	$204
Three Months Ended March 31, 2015
Rating:
AAA	$-	$-	$-	$4	$-	$4
AA	-	-	-	6	-	6
A	-	-	-	6	-	6
BBB	-	-	-	12	-	12
Below investment grade	26	-	3	30	-	59
Non-rated	-	-	-	3	38	41
Total	$26	$-	$3	$61	$38	$128

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the first quarters of 2016 and 2015 related to:

•    issuer-specific credit events;

•    securities that we intend to sell or for which it is more likely than not that we will be required to sell;

•    declines due to foreign exchange rates;

•    adverse changes in estimated cash flows on certain structured securities; and

•    securities that experienced severe market valuation declines.

Item 2 / INVESTMENTS

In addition, impairments are recorded on real estate and investments in life settlements.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $239 million and $188 million in the three-month periods ended March 31, 2016 and 2015, respectively. See Note 5 to the Consolidated Financial Statements in the 2015 Annual Report for a discussion of our other-than-temporary impairment accounting policy.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2016	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$15,250	$412	2,064	$45	$12	8	$5	$5	5	$15,300	$429	2,077
7-11 months	10,862	512	1,922	258	61	40	-	-	-	11,120	573	1,962
12 months or more	12,560	770	1,670	991	255	100	15	10	4	13,566	1,035	1,774
Total	$38,672	$1,694	5,656	$1,294	$328	148	$20	$15	9	$39,986	$2,037	5,813
Below investment
grade bonds
0-6 months	$5,903	$177	1,440	$226	$79	31	$13	$7	7	$6,142	$263	1,478
7-11 months	3,078	189	1,153	469	131	159	-	-	-	3,547	320	1,312
12 months or more	6,062	468	905	1,083	332	209	267	166	43	7,412	966	1,157
Total	$15,043	$834	3,498	$1,778	$542	399	$280	$173	50	$17,101	$1,549	3,947
Total bonds
0-6 months	$21,153	$589	3,504	$271	$91	39	$18	$12	12	$21,442	$692	3,555
7-11 months	13,940	701	3,075	727	192	199	-	-	-	14,667	893	3,274
12 months or more	18,622	1,238	2,575	2,074	587	309	282	176	47	20,978	2,001	2,931
Total(e)	$53,715	$2,528	9,154	$3,072	$870	547	$300	$188	59	$57,087	$3,586	9,760
Equity securities
0-11 months	$154	$8	89	$23	$7	39	$-	$-	-	$177	$15	128
Total	$154	$8	89	$23	$7	39	$-	$-	-	$177	$15	128

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at March 31, 2016.

(c)  For bonds, represents amortized cost.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the first quarter of each of 2016 and 2015 was primarily attributable to increases in the fair value of fixed maturity securities. For the first quarter of 2016 and 2015, net unrealized gains related to fixed maturity and equity securities increased by $4.7 billion and $1.8 billion, respectively, due to a decrease in interest rates and narrowing of credit spreads.

See also Note 5 to the Condensed Consolidated Financial Statements for further discussion of our investment portfolio.

Item 2 / INVESTMENTS

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Three Months Ended March 31,
(in millions)	2016	2015
Sales of fixed maturity securities	$(362)	$31
Sales of equity securities	24	491
Other-than-temporary impairments:
Severity	(2)	(2)
Change in intent	(29)	(24)
Foreign currency declines	(6)	(29)
Issuer-specific credit events	(131)	(68)
Adverse projected cash flows	(36)	(5)
Provision for loan losses	30	24
Foreign exchange transactions	(520)	254
Derivative instruments	(84)	208
Impairments on investments in life settlements	(157)	(70)
Other *	167	531
Net realized capital gains (losses)	$(1,106)	$1,341

*  Includes realized gains due to the sale of Class B shares of Prudential Financial, Inc.

Net realized capital losses on investments in the first quarter of 2016 were primarily driven by losses on sales of fixed maturity securities in the energy sector, other than temporary impairments, as discussed above, and foreign exchange losses, partially offset by gains realized on the sale of Class B shares of Prudential Financial, Inc. Foreign exchange losses were primarily due to $483 million of remeasurement losses for a short term intercompany balance that was matched with available for sale investments in fixed maturity securities denominated in the same foreign currencies. Unrealized gains and losses on the available for sale investments were recorded in other comprehensive income resulting in an immaterial impact on our overall equity or book value per share from this arrangement.

Net realized capital gains in the first quarter of 2015 were primarily driven by gains on sales of our investments in PICC and Class B shares of Prudential Financial, Inc., and foreign exchange gains, which included $121 million of gains related to the intercompany notional cash pooling arrangement, discussed above.

See also Note 5 to the Condensed Consolidated Financial Statements for further discussion of our investment portfolio.

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

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table presents the components of AIG’s gross loss reserves by major lines of business on a U.S. statutory basis(*):

	March 31,	December 31,
(in millions)	2016	2015
Other liability occurrence (including asbestos and environmental)	$24,635	$24,856
Workers' compensation (net of discount)	14,650	14,978
Other liability claims made	13,912	14,006
Property	5,677	5,823
Auto liability	4,718	4,692
Accident and health	1,767	1,783
Products liability	1,697	1,681
Medical malpractice	1,593	1,603
Aircraft	1,277	1,286
Mortgage guaranty / credit	685	733
Other	3,335	3,501
Total	$73,946	$74,942
Total U.S. & Canada	$58,278	$58,890
Total International	$15,668	$16,052

*    Presented by lines of business pursuant to statutory reporting requirements as prescribed by the NAIC.

Gross loss reserves represent the accumulation of estimates of ultimate losses, including estimates for IBNR and loss expenses, less estimated salvage and subrogation and applicable discount. The Non-Life Insurance Companies regularly review and update the methods and assumptions used to determine loss reserve estimates and to establish the resulting reserves. Any adjustments resulting from this review are reflected in pre‑tax operating income. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase prior years’ estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease prior years’ estimates of ultimate cost are referred to as favorable development. See MD&A – Critical Accounting Estimates –  Details of the Loss Reserving Process in the 2015 Annual Report.

Net loss reserves represent gross loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance.

The following table presents the components of net loss reserves:

	March 31,	December 31,
(in millions)	2016	2015
Gross loss reserves before reinsurance and discount	$77,103	$78,090
Less: discount	(3,157)	(3,148)
Gross loss reserves, net of discount, before reinsurance	73,946	74,942
Less: reinsurance recoverable*	(14,212)	(14,339)
Net liability for unpaid losses and loss adjustment expenses	$59,734	$60,603

*    Includes $1.8 billion of reinsurance recoverable under a retroactive reinsurance agreement at both March 31, 2016, and December 31, 2015.

Gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.9 billion and $12.6 billion at March 31, 2016 and December 31, 2015, respectively. These recoverable amounts are related to certain policies with high deductibles (meaning, the policy attachment point is above high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements; each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim the Non-Life Insurance Companies manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. At March 31, 2016 and December 31, 2015, the Non-Life Insurance Companies held collateral of approximately $9.5 billion and $9.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and assets in trusts.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table classifies the components of net loss reserves by business unit:

	March 31,	December 31,
(in millions)	2016	2015
Commercial Property Casualty:
Casualty	$31,207	$32,620
Financial lines	9,206	9,265
Specialty	4,711	5,197
Property	3,938	4,013
Total Commercial Property Casualty	49,062	51,095
Commercial Mortgage Guaranty	667	713
Consumer Personal Insurance
Personal lines	2,732	2,661
Accident and health	1,647	1,662
Total Consumer Personal Insurance	4,379	4,323
Other run-off insurance lines*	5,626	4,472
Net liability for unpaid losses and loss adjustment expenses	$59,734	$60,603

* In the first quarter of 2016 and in the full year of 2015, $1.3 billion and $1.2 billion, respectively, of loss reserves for certain environmental liability, casualty, healthcare, and specialty coverages, previously reported in Commercial Casualty and Specialty lines of business, were transferred to Other run-off insurance lines.

Discounting of Reserves

The following table presents the components of loss reserve discount included above:

	March 31, 2016			December 31, 2015
		Run-off			Run-off
	Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total
U.S. workers' compensation:
Tabular	$635	$218	$853	$635	$218	$853
Non-tabular	1,568	730	2,298	1,542	746	2,288
Asbestos	-	6	6	-	7	7
Total reserve discount	$2,203	$954	$3,157	$2,177	$971	$3,148

The following table presents the net reserve discount benefit (charge):

Three Months Ended March 31,	2016			2015
		Run-off			Run-off
	Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total
Current accident year	$48	$-	$48	$46	$-	$46
Accretion and other adjustments to prior year discount	(14)	(14)	(28)	(67)	(24)	(91)
Effect of interest rate changes	(8)	(3)	(11)	(72)	(48)	(120)
Net reserve discount benefit (charge)	26	(17)	9	(93)	(72)	(165)
Comprised of:
U.S. Workers' compensation	$26	$(16)	$10	$(93)	$(71)	$(164)
Asbestos	$-	$(1)	$(1)	$-	$(1)	$(1)

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

U.S. Workers’ Compensation

The Non-Life Insurance Companies discount certain workers’ compensation reserves in accordance with practices prescribed or permitted by New York, Pennsylvania and Delaware. New York rules generally do not permit non-tabular discounting on IBNR and prescribe a fixed 5 percent discount rate for application to case reserves. Pennsylvania permits non-tabular discounting of IBNR and approved variable discount rates determined using risk-free rates based on the U.S. Treasury forward yield curve plus a liquidity margin, applicable to IBNR and case reserves. Delaware has permitted discounting on the same basis as the Pennsylvania domiciled companies.

The net increase in workers’ compensation discount in the first quarter of 2016 of $10 million was due to newly established reserves for accident year 2016, which increased the discount by $48 million in the first quarter of 2016 compared to the prior year period. This increase was partially offset by a $27 million reduction for accident years 2015 and prior, primarily from accretion of discount on reserves for the first quarter of 2016. In addition, decreases in the forward yield curve component of the discount rates resulted in an $11 million decrease in the loss reserve discount, as Treasury rates generally decreased in the first quarter of 2016 along the payout pattern horizon as compared to the prior periods, partially offset by an increase in the credit spread.

Quarterly Reserving Conclusion

AIG net loss reserves represent our best estimate of the liability for net losses and loss adjustment expenses as of March 31, 2016. While we regularly review the adequacy of established loss reserves, there can be no assurance that our recorded loss reserves will not develop adversely in future years and materially exceed our loss reserves as of March 31, 2016. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

Three Months Ended March 31,
(in millions)	2016	2015
Net liability for unpaid losses and loss adjustment expenses
at beginning of period	$60,603	$61,612
Foreign exchange effect	(160)	(804)
Change due to retroactive asbestos reinsurance	-	50
Losses and loss adjustment expenses incurred:
Current year, undiscounted	4,912	4,953
Prior years (favorable) unfavorable development, undiscounted*	(66)	24
Change in discount	(9)	165
Losses and loss adjustment expenses incurred	4,837	5,142
Losses and loss adjustment expenses paid	5,546	5,857
Net liability for unpaid losses and loss adjustment expenses
at end of period	$59,734	$60,143

* See tables below for details of prior year development by business unit, accident year and major class of business.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by business unit and major class of business:

Three Months Ended March 31,
(in millions)	2016	2015
Prior accident year development by major class of business:
Commercial Property Casualty - U.S. & Canada:
Excess casualty	$-	$107
Financial lines including professional liability	-	5
Primary casualty:
Loss-sensitive (offset by premium adjustments below)*	(6)	(11)
Other	-	15
Specialty	-	14
Property excluding catastrophes	(12)	(58)
Catastrophes	80	(32)
All other, net	(1)	26
Total Commercial Property Casualty - U.S. & Canada	61	66
Commercial Property Casualty International:
Primary casualty	-	1
Financial lines	-	(2)
Specialty	(26)	(10)
Property excluding catastrophes	(50)	(35)
Catastrophes	1	(1)
All other, net	(2)	(2)
Total Commercial Property Casualty - International	(77)	(49)
Total Commercial Property Casualty	(16)	17
Commercial Mortgage Guaranty	(5)	-
Consumer Personal Insurance - U.S. & Canada:
Catastrophes	(7)	(4)
All other, net	2	(14)
Total Consumer Personal Insurance - U.S. & Canada	(5)	(18)
Consumer Personal Insurance - International:
Catastrophes	1	-
All other, net	(44)	22
Total Consumer Personal Insurance - International	(43)	22
Total Consumer Personal Insurance	(48)	4
Run-off Insurance Lines
Asbestos and environmental (1986 and prior)	-	3
All other, net	3	-
Total Run-off Insurance Lines	3	3
Total prior year (favorable) unfavorable development	$(66)	$24

Premium adjustments on primary casualty loss sensitive business	6	11
Total prior year development, net of premium adjustments	$(60)	$35

*    Represents prior year development on active retrospectively rated components of risk-sharing policies.

Net Loss Development

In determining the loss development from prior accident years, we consider and evaluate inputs from many sources, including actual claims data, the performance of prior reserve estimates, observed industry trends, our internal peer review processes (including challenges and recommendations from our Enterprise Risk Management group) as well as the views of third party actuarial firms.  We use these sources to improve our evaluation techniques and to analyze and assess the change in estimated ultimate loss for each accident year by class of business. Our analyses produce a range of indications from various methods, from which we select our best estimate.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

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

In the three-month period ended March 31, 2016, the favorable prior year loss reserve development was $66 million. This was driven by favorable development from Property excluding catastrophes, both domestically and internationally, International Specialty lines, and International Consumer - Personal Insurance, partially offset by domestic catastrophes.

In the first quarter of 2015, the adverse prior year loss reserve development was $24 million, which was driven by increased automobile claim severity in Excess and Primary Casualty, partially offset by Property excluding catastrophes, both domestically and internationally.

We recognized return premiums on loss sensitive business of $6 million and $11 million for the three-month periods ended March 31, 2016 and 2015, respectively, which entirely offset favorable development in that business.

See Results of Operations — Commercial Insurance and Results of Operations — Consumer Personal Insurance Results herein for further discussion of net loss development.

The following table summarizes development, (favorable) or unfavorable, of  incurred losses and loss adjustment expenses for prior years, net of reinsurance, by accident year:

Three Months Ended March 31,
(in millions)	2016	2015
Prior accident year development by accident year:
Accident Year
2015	$(65)	$-
2014	(43)	(62)
2013	(7)	(5)
2012	18	33
2011	26	6
2010	(4)	5
2009	5	(10)
2008	4	(10)
2007	-	11
2006	1	(5)
2005	6	(1)
2004 and prior (see table below)	(7)	62
Total prior year (favorable) unfavorable development	$(66)	$24

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss adjustment expenses for accident year 2004 and prior by major class of business and driver of development:

Three Months Ended March 31,
(in millions)	2016	2015
2004 and prior accident year development by major class of
business and driver of development:
Primary Casualty - loss sensitive business(a)	$(1)	$(12)
Primary Casualty - all other(b)	-	(2)
Asbestos and environmental (1986 and prior)	-	3
Commutations and arbitrations(c)	-	24
All Other	(6)	49
Total prior year (favorable) unfavorable development	$(7)	$62

(a) Loss sensitive business that is offset by premium adjustments and has no income statement impact. Approximated based on prior accident year development recognized from policy year premium charges.

(b) Includes loss development on excess of deductible exposures in workers’ compensation, general liability and commercial auto.

(c) The effects of commutations are shown separately from the related classes of business, primarily excess workers’ compensation. Commutations are reflected for the years in which they were contractually binding.

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

As described more fully in the 2015 Annual Report, our reserves relating to asbestos and environmental claims reflect comprehensive ground‑up and top-down analyses performed periodically. In the first quarter of 2016, we increased our gross asbestos incurred losses by $2 million due to accretion of discount, while our net asbestos incurred losses remained unchanged.  For the same period, our gross and net environmental incurred losses remained unchanged. In the first quarter of 2015, we increased our gross asbestos reserves by $7 million and our net asbestos reserves by $3 million primarily to reflect an increase in one account and accretion of discount. There was no additional incurred loss for environmental claims in the first quarter of 2015.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, the Non - Life Insurance Companies also have asbestos reserves relating to foreign risks written by non‑U.S. entities of $115 million gross and $89 million net as of March 31, 2016. The asbestos reserves relating to non‑U.S. risks written by non‑U.S. entities were $121 million gross and $93 million net as of December 31, 2015.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Three Months Ended March 31,	2016		2015
(in millions)	Gross	Net	Gross	Net
Asbestos:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$3,595	$446	$4,117	$388
Change in net loss reserves due to retroactive reinsurance	-	-	-	49
Losses and loss adjustment expenses incurred:
Undiscounted	-	-	4	2
Change in discount	2	-	3	1
Losses and loss adjustment expenses incurred	2	-	7	3
Losses and loss adjustment expenses paid	(66)	(11)	(227)	(117)
Liability for unpaid losses and loss adjustment expenses
at end of period	$3,531	$435	$3,897	$323
Environmental:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$545	$276	$368	$185
Losses and loss adjustment expenses incurred	-	-	-	-
Losses and loss adjustment expenses paid	(6)	(4)	(7)	(8)
Liability for unpaid losses and loss adjustment expenses
at end of period	$539	$272	$361	$177
Combined:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$4,140	$722	$4,485	$573
Change in net loss reserves due to retroactive reinsurance	-	-	-	49
Losses and loss adjustment expenses incurred:
Undiscounted	-	-	4	2
Change in discount	2	-	3	1
Losses and loss adjustment expenses incurred	2	-	7	3
Losses and loss adjustment expenses paid	(72)	(15)	(234)	(125)
Liability for unpaid losses and loss adjustment expenses
at end of period	$4,070	$707	$4,258	$500

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

In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWB and GMAB, including exposures to changes in interest rates, equity prices, credit spreads and volatilities. The hedging program utilizes derivative instruments, including but not limited to equity options, futures contracts and interest rate swap and swaption contracts, as well as fixed maturity securities with a fair value election. See Enterprise Risk Management – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Hedging Program in the 2015 Annual Report for additional discussion of market risk management related to these product features.

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

The change in the fair value of the embedded derivatives and the change in the value of the hedging portfolio are not expected to be fully offsetting, primarily due to differences between the U.S. GAAP valuation of the embedded derivatives and the economic hedge target. The non-performance or “own credit” spread adjustment (NPA), which adjusts the rate used to discount projected benefit cash flows for the U.S. GAAP valuation of the embedded derivatives, is excluded from the economic hedge target.  When corporate credit spreads widen, the change in the NPA generally reduces the fair value of the embedded derivative liabilities, resulting in a gain, and when corporate credit spreads narrow or tighten, the change in the NPA generally increases the fair value of the embedded derivative liabilities, resulting in a loss. See Differences in Valuation of Embedded Derivatives and Economic Hedge Target, below.

The following table presents the net increase (decrease) to consolidated pre-tax income from changes in the fair value of the GMWB and GMAB embedded derivatives and related hedges:

Three Months Ended March 31,
(in millions)	2016	2015
Change in fair value of GMWB and GMAB embedded derivatives, excluding NPA	$(913)	$(334)
Change in fair value of embedded derivatives due to NPA	155	183
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	133	44
Interest rate derivative contracts	850	377
Equity derivative contracts	(137)	(111)
Total change in fair value of variable annuity hedging portfolio	846	310
Net impact on pre-tax income	$88	$159

Losses from the change in the fair value of the GMWB and GMAB embedded derivatives were more than offset by changes in the fair value of the related hedging portfolio, which resulted in a net increase in consolidated pre-tax income in the first quarters of 2016 and 2015. In the first quarters of both 2016 and 2015, the increase in the fair value of the embedded derivative liabilities was primarily due to decreases in market interest rates. The change in the fair value of the NPA reduced the embedded derivative liability and increased pre-tax income in the first quarters of both 2016 and 2015.

The losses from changes in the fair value of the embedded derivatives were more than offset by the following changes in the fair value of the variable annuity hedging portfolio:

•    Changes in the fair value of fixed maturity securities, for which the fair value option has been elected, that are used as a capital-efficient way to economically hedge interest rate risk. Effective June 30, 2015, we discontinued our U.S. Treasury bond interest rate hedging program and initiated a corporate bond hedging program, which is intended to provide the same capital efficiency as the previous U.S. Treasury bond hedging program. The first quarters of 2016 and 2015 both reflected increases in the fair value of the bond hedging programs due to decreases in market interest rates, which partially offset the interest rate-related increases in the embedded derivative liabilities.  The change in the fair value of these bonds is reported in net investment income on the Consolidated Statements of Income (Loss).

•    Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions, futures and options, resulted in gains in the first quarters of 2016 and 2015 due to decreasing market interest rates.

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

•    Losses from the change in the fair value of equity derivative contracts, which included futures and options, were relatively higher in the first quarter of 2016 compared to the same period in the prior year, which had more favorable equity market returns.

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

•     Actual versus expected changes in the hedge target related to items not subject to hedging, particularly policyholder behavior; and

•     Risk exposures that we have elected not to explicitly or fully hedge.

DAC

The following table summarizes the major components of the changes in Life Insurance Companies DAC, including VOBA:
Three Months Ended March 31,
(in millions)	2016	2015
Balance, beginning of year	$8,467	$7,258
Acquisition costs deferred	314	280
Amortization expense:
Update of assumptions included in pre-tax operating income	10	-
Related to realized capital gains and losses	(50)	(34)
All other operating amortization	(201)	(233)
Increase (decrease) in DAC due to foreign exchange	(4)	(30)
Change related to unrealized depreciation (appreciation) of investments	(377)	(110)
Balance, end of period*	$8,159	$7,131

* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.1 billion and $8.6 billion at March 31, 2016 and 2015, respectively.

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

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

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow DAC). Shadow DAC generally moves in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio, reducing the reported DAC balance when market interest rates decline. In addition, significant unrealized appreciation of investments in a prolonged low interest rate environment may cause additional future policy benefit liabilities to be recorded (shadow loss reserves). Market interest rates decreased in the first quarter of 2016. As a result, the Life Insurance Companies’ unrealized appreciation of investments at March 31, 2016 increased by $3.6 billion compared to December 31, 2015, which resulted in an increase in the shadow DAC offset and an increase in shadow loss reserves. Shadow loss reserves increased by $687 million at March 31, 2016 compared to December 31, 2015.

Life Insurance Companies Reserves

The following table presents a rollforward of Life Insurance Companies’ insurance reserves, including separate accounts and mutual fund assets under management, by operating segment:

Three Months Ended March 31,
(in millions)	2016	2015
Institutional Markets:
Balance at beginning of period, gross	$35,823	$35,080
Premiums and deposits	304	146
Surrenders and withdrawals	(177)	(29)
Death and other contract benefits	(381)	(379)
Subtotal	(254)	(262)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	238	258
Cost of funds	101	102
Other reserve changes	(93)	(58)
Balance at end of period	35,815	35,120
Reserves related to unrealized appreciation of investments	655	1,388
Reinsurance ceded	(5)	(5)
Total insurance reserves	$36,465	$36,503
Retirement:
Balance at beginning of period, gross	$208,333	$204,627
Premiums and deposits	6,866	5,522
Surrenders and withdrawals	(4,079)	(4,426)
Death and other contract benefits	(963)	(927)
Subtotal	1,824	169

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Change in fair value of underlying assets and reserve accretion, net of
policy fees	1,594	2,188
Cost of funds	679	673
Other reserve changes	112	44
Balance at end of period	212,542	207,701
Reserves related to unrealized appreciation of investments	21	139
Reinsurance ceded	(360)	(363)
Total insurance reserves and mutual fund assets under management	$212,203	$207,477
Life:
Balance at beginning of period, gross	$34,170	$33,536
Premiums and deposits	1,236	1,223
Surrenders and withdrawals	(227)	(222)
Death and other contract benefits	(258)	(247)
Subtotal	751	754
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(178)	(142)
Cost of funds	122	124
Other reserve changes	(472)	(790)
Balance at end of period	34,393	33,482
Reserves related to unrealized appreciation of investments	-	-
Reinsurance ceded	(1,401)	(1,440)
Total insurance reserves	$32,992	$32,042
Total Life Insurance Companies:
Balance at beginning of period, gross	$278,326	$273,243
Premiums and deposits	8,406	6,891
Surrenders and withdrawals	(4,483)	(4,677)
Death and other contract benefits	(1,602)	(1,553)
Subtotal	2,321	661
Change in fair value of underlying assets and reserve accretion, net of
policy fees	1,654	2,304
Cost of funds	902	899
Other reserve changes	(453)	(804)
Balance at end of period	282,750	276,303
Reserves related to unrealized appreciation of investments	676	1,527
Reinsurance ceded	(1,766)	(1,808)
Total insurance reserves and mutual fund assets under management	$281,660	$276,022

Life Insurance Companies’ insurance reserves including separate accounts and mutual fund assets under management were comprised of the following balances:

	March 31,	December 31,
(in millions)	2016	2015
Future policy benefits*	$42,718	$41,820
Policyholder contract deposits	130,170	127,704
Other policy funds	1,579	1,503
Separate account liabilities	79,522	79,564
Total insurance reserves	253,989	250,591
Mutual fund assets under management	29,437	27,735
Total insurance reserves and mutual fund assets under management	$283,426	$278,326

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Activity for the First Quarter of 2016

Sources

•    AIG Parent Funding from Subsidiaries

During the first quarter of 2016, AIG Parent received $1.2 billion in dividends and loan repayments from subsidiaries.  Of this amount, $459 million was dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $774 million was dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies.

AIG Parent also received $491 million in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in the first quarter of 2016. The tax sharing payments may be subject to adjustment in future periods.

•      Debt Issuances

In February 2016, we issued $1.5 billion aggregate principal amount of 3.300% Notes due 2021.

In March 2016, we issued $1.5 billion aggregate principal amount of 3.900% Notes due 2026.

•      Legacy Assets

During the first quarter of 2016, we monetized approximately $1.7 billion of legacy assets.

Uses

•    Debt Reduction

In March 2016, we repurchased, through a cash tender offer, approximately $736 million aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $825 million.

We also made other repurchases and repayments of approximately $248 million during the first quarter of 2016. AIG Parent made interest payments on our debt instruments totaling $285 million during the first quarter of 2016.

•    Dividend

We paid a cash dividend of $0.32 per share on AIG Common Stock during the first quarter of 2016.

•    Repurchase of Common Stock(*)

We repurchased approximately 63 million shares of AIG Common Stock during the first quarter of 2016, for an aggregate purchase price of approximately $3.5 billion.

•    Repurchase of Warrants

We repurchased 10 million warrants to purchase shares of AIG Common Stock during the first quarter of 2016, for an aggregate purchase price of $173 million.

•    AIG Parent Funding to Subsidiaries

In January 2016, AIG Parent made a capital contribution of approximately $2.9 billion to our Non-Life Insurance Companies.

* Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from April 1 to May 2, 2016, we have repurchased approximately $870 million of additional shares of AIG Common Stock. As of May 2, 2016, approximately $3.7 billion remained under our share repurchase authorization.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Three Months Ended March 31,
(in millions)	2016	2015
Sources:
Net cash provided by (used in) operating activities	$(968)	$388
Net cash provided by other investing activities	444	361
Changes in policyholder contract balances	1,634	180
Issuance of long-term debt	3,289	2,585
Total sources	4,399	3,514
Uses:
Change in restricted cash	(59)	(47)
Repayments of long-term debt	(958)	(1,893)
Purchases of AIG Common Stock	(3,486)	(1,398)
Net cash used in other financing activities	(26)	(78)
Total uses	(4,529)	(3,416)
Effect of exchange rate changes on cash	-	(33)
Increase (decrease) in cash	$(130)	$65

The following table presents a summary of AIG’s Condensed Consolidated Statements of Cash Flows:

Three Months Ended March 31,
(in millions)	2016	2015
Summary:
Net cash provided by (used in) operating activities	$(968)	$388
Net cash provided by investing activities	385	314
Net cash provided by (used in) financing activities	453	(604)
Effect of exchange rate changes on cash	-	(33)
Increase (decrease) in cash	(130)	65
Cash at beginning of year	1,629	1,758
Change in cash of businesses held-for-sale	-	-
Cash at end of period	$1,499	$1,823

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $362 million in the first quarter of 2016 compared to $307 million in the same period in the prior year. Excluding interest payments, AIG had operating cash outflow of $605 million in the first quarter of 2016 and positive operating cash flow of $695 million in the first quarter of 2015.

Cash used in operating activities of our Non-Life Insurance Companies in the first quarter of 2016 was $1.0 billion compared to $1.2 billion of cash used in the same period in the prior year, primarily attributable to increases in loss payments in the first quarter of 2015.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of our Life Insurance Companies was $306 million in the first quarter of 2016, compared to cash provided of $108 million in the same period in the prior year, primarily due to a greater increase in other assets and liabilities, net, in the first quarter of 2016.

Investing Cash Flow Activities

Net cash provided by investing activities in the first quarters of 2016 and 2015 included approximately $(199) million and $99 million, respectively, of cash collateral (paid) received in connection with our Life Insurance Companies’ securities lending program.

Financing Cash Flow Activities

Net cash used in financing activities in the first quarter of 2016 included:

•    approximately $363 million to pay a dividend of $0.32 per share on AIG Common Stock;

•    approximately $3.5 billion to repurchase approximately 63 million shares of AIG Common Stock;

•    $173 million to repurchase 10 million warrants to purchase shares of AIG Common Stock; and

•    approximately $958 million to repay long-term debt.

Net cash used in financing activities in the first quarter of 2015 included:

•    approximately $170 million to pay a dividend of $0.125 per share on AIG Common Stock;

•    approximately $1.4 billion to repurchase approximately 29 million shares of AIG Common Stock; and

•    approximately $1.8 billion to repay long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of March 31, 2016, AIG Parent had approximately $11.6 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales, repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

We generally manage capital flows between AIG Parent and its subsidiaries through internal, Board-approved policies and standards. In addition, AIG Parent has unconditional capital maintenance agreements (CMAs) in place with certain subsidiaries. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries.

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

In January 2016, AIG Parent made a capital contribution of approximately $2.9 billion to our Non-Life Insurance Companies as a result of our fourth quarter 2015 reserve strengthening.

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	March 31, 2016	December 31, 2015
Cash and short-term investments(a)	$3,007	$3,497
Unencumbered fixed maturity securities(b)	4,071	5,723
Total AIG Parent liquidity	7,078	9,220
Available capacity under syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$11,578	$13,720

(a) Cash and short-term investments include reverse repurchase agreements totaling $843 million and $1.5 billion as of March 31, 2016 and December 31, 2015, respectively.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

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

Certain Non-Life Insurance Companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs may be used to supplement liquidity. As of both March 31, 2016 and December 31, 2015, none of our Non-Life Insurance Companies had FHLB borrowings outstanding.

AIG Parent and Ascot Corporate Name Limited (ACNL), a Non-Life Insurance Company, are parties to a $725 million letter of credit facility. ACNL, as a member of the Lloyd’s of London insurance syndicate (Lloyd’s), is required to hold capital at Lloyd’s, known as Funds at Lloyds (FAL). Under the facility, the entire FAL capital requirement of $625 million as of March 31, 2016, which supports the 2016 and 2017 years of account, was satisfied with a letter of credit in that amount issued under the facility.

AIG generally manages capital between AIG Parent and our Non-Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with its Mortgage Guaranty insurance company. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of the Mortgage Guaranty insurance company at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of the Mortgage Guaranty insurance company is in excess of that same specified minimum required capital, subject to its board approval and compliance with applicable insurance laws, the Mortgage Guaranty insurance company would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital. As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. As of March 31, 2016, the minimum required capital for the CMA with the Mortgage Guaranty insurance company is based on a risk-to-capital ratio of 19 to 1.

In the first quarter of 2016, our Non-Life Insurance Companies paid approximately $459 million in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

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

Certain of our U.S. Life Insurance Companies are members of the FHLBs in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Life Insurance

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Companies had outstanding borrowings from the FHLBs in an aggregate amount of approximately $2 million as of both March 31, 2016 and December 31, 2015.

Certain of our U.S. Life Insurance Companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life Insurance Companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life Insurance Company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. At March 31, 2016 and December 31, 2015, our U.S. Life Insurance Companies had $1.5 billion and $1.1 billion, respectively, of securities subject to these agreements and $1.5 billion and $1.1 billion, respectively, of liabilities to borrowers for collateral received.

AIG generally manages capital between AIG Parent and our Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with AGC Life Insurance Company. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of AGC Life Insurance Company at or above a specified minimum percentage of its projected NAIC Company Action Level Risk-Based Capital (RBC). As of March 31, 2016, the specified minimum percentage under this CMA was 250 percent.

In the first quarter of 2016, our U.S. Life Insurance Companies paid approximately $774 million to AIG Parent in dividends and loan repayments in the form of cash and fixed maturity securities. The fixed maturity securities primarily included U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

Credit Facilities

We maintain a committed, revolving syndicated credit facility (the Five-Year Facility) as a potential source of liquidity for general corporate purposes. The Five-Year Facility provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.5 billion without any limits on the type of borrowings and is scheduled to expire in November 2020.

As of March 31, 2016, a total of $4.5 billion remains available under the Five-Year Facility. Our ability to borrow under the Five-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Five-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Five-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Five-Year Facility would restrict our access to the Five-Year Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Five-Year Facility from time to time, and may use the proceeds for general corporate purposes.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

March 31, 2016		Payments due by Period
	Total	Remainder	2017-	2019-
(in millions)	Payments	of 2016	2018	2020	2021	Thereafter
Insurance operations
Loss reserves	$77,103	$13,926	$23,620	$13,124	$4,357	$22,076
Insurance and investment contract liabilities	237,670	11,568	28,045	25,536	12,071	160,450
Borrowings	793	-	-	115	-	678
Interest payments on borrowings	1,060	29	105	105	52	769
Other long-term obligations	9	3	3	2	1	-
Total	$316,635	$25,526	$51,773	$38,882	$16,481	$183,973
Other
Borrowings	$26,042	$1,759	$3,271	$2,472	$1,770	$16,770
Interest payments on borrowings	16,350	781	2,114	1,877	832	10,746
Other long-term obligations	276	54	88	92	-	42
Total	$42,668	$2,594	$5,473	$4,441	$2,602	$27,558
Consolidated
Loss reserves	$77,103	$13,926	$23,620	$13,124	$4,357	$22,076
Insurance and investment contract liabilities	237,670	11,568	28,045	25,536	12,071	160,450
Borrowings	26,835	1,759	3,271	2,587	1,770	17,448
Interest payments on borrowings	17,410	810	2,219	1,982	884	11,515
Other long-term obligations(a)	285	57	91	94	1	42
Total(b)	$359,303	$28,120	$57,246	$43,323	$19,083	$211,531

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

Insurance and Investment Contract Liabilities

Insurance and investment contract liabilities, including GIC liabilities, relate to our Life Insurance Companies. These liabilities include various investment-type products with contractually scheduled maturities, including periodic payments. These liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) we are not currently making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship or (iii) payment may occur due to a surrender or other non-scheduled event beyond our control.

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

March 31, 2016		Amount of Commitment Expiring
	Total Amounts	Remainder	2017-	2019 -
(in millions)	Committed	of 2016	2018	2020	2021	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$746	$94	$23	$627	$-	$2
Guarantees of indebtedness	128	101	27	-	-	-
All other guarantees(a)	3	-	1	-	-	2
Commitments:
Investment commitments(b)	2,504	1,661	623	208	12	-
Commitments to extend credit	2,288	1,123	802	288	68	7
Letters of credit	5	5	-	-	-	-
Total(c)	$5,674	$2,984	$1,476	$1,123	$80	$11
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	207	207	-	-	-	-
All other guarantees	497	485	12	-	-	-
Commitments:
Investment commitments(b)	173	29	29	13	8	94
Commitments to extend credit(e)	500	-	-	500	-	-
Letters of credit	25	25	-	-	-	-
Total(c)(f)	$1,476	$746	$41	$513	$8	$168

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	953	301	23	627	-	2
Guarantees of indebtedness	128	101	27	-	-	-
All other guarantees(a)	500	485	13	-	-	2
Commitments:
Investment commitments(b)	2,677	1,690	652	221	20	94
Commitments to extend credit(e)	2,788	1,123	802	788	68	7
Letters of credit	30	30	-	-	-	-
Total(c)(f)	$7,150	$3,730	$1,517	$1,636	$88	$179

(a) Includes construction guarantees connected to affordable housing investments by our Life Insurance Companies. Excludes potential amounts for indemnification obligations included in asset sales agreements. See Note 9 to the Condensed  Consolidated Financial Statements for further information on indemnification obligations.

(b) Includes commitments to invest in private equity funds, hedge funds and other funds and commitments to purchase and develop real estate in the United States and abroad. The commitments to invest in private equity funds, hedge funds and other funds are called at the discretion of each fund, as needed for funding new investments or expenses of the fund. The expiration of these commitments is estimated in the table above based on the expected life cycle of the related fund, consistent with past trends of requirements for funding. Investors under these commitments are primarily insurance and real estate subsidiaries.

(c)  Does not include guarantees, CMAs or other support arrangements among AIG consolidated entities.

(d) Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(e) Includes a five-year senior unsecured revolving credit facility of up to $500 million between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility) scheduled to mature in May 2019. The AerCap Credit Facility permits loans for general corporate purposes. At March 31, 2016, no amounts were outstanding under the AerCap Credit Facility.

(f)  Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2016 is expected to be approximately $45 million for U.S. and non-U.S. plans.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Three Months Ended March 31, 2016	December 31,		and	Foreign	Other		March 31,
(in millions)	2015	Issuances	Repayments	Exchange	Changes		2016
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$17,047	$2,986	$(249)	$10	$(2)		$19,792
Junior subordinated debt	1,327	-	(461)	6	4		876
AIG Japan Holdings Kabushiki Kaisha	106	-	-	10	(1)		115
AIGLH notes and bonds payable	284	-	(3)	-	-		281
AIGLH junior subordinated debt	420	-	(23)	-	-		397
Total AIG general borrowings	19,184	2,986	(736)	26	1		21,461
AIG borrowings supported by assets:(a)
MIP notes payable	1,372	-	-	68	(6)		1,434
Series AIGFP matched notes and bonds payable	34	-	-	-	4		38
GIAs, at fair value	3,276	56	(105)	-	165	(b)	3,392
Notes and bonds payable, at fair value	394	113	(7)	-	10	(b)	510
Total AIG borrowings supported by assets	5,076	169	(112)	68	173		5,374
Total debt issued or guaranteed by AIG	24,260	3,155	(848)	94	174		26,835
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	2	-	-	-	-		2
Debt of consolidated investments(c)	4,987	134	(136)	38	92	(d)	5,115
Total debt not guaranteed by AIG	4,989	134	(136)	38	92		5,117
Total debt(e)	$29,249	$3,289	$(984)	$132	$266		$31,952

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series  AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $2.4 billion at both March 31, 2016 and December 31, 2015.  This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  At March 31, 2016, includes debt of consolidated investment vehicles related to real estate investments of $2.5 billion, affordable housing partnership investments and securitizations of $2.3 billion and other securitization vehicles and investments of $273 million. At December 31, 2015, includes debt of consolidated investment vehicles related to real estate investments of $2.4 billion, affordable housing partnership investments and securitizations of $2.2 billion and other securitization vehicles and investments of $359 million.

(d)  Includes the effect of consolidating previously unconsolidated partnerships.

(e)  Includes debt issuance costs of $94 million and $101 million at March 31, 2016 and December 31, 2015, respectively. See Note 2 to the Condensed Consolidated Financial Statements.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Total DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at March 31, 2016 of AIG (excluding $5.1 billion of borrowings of consolidated investments) for the next four quarters:

	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter
(in millions)	2016	2016	2016	2017	Total
AIG general borrowings	$717	$-	$308	$-	$1,025
AIG borrowings supported by assets	273	101	360	26	760
Total	$990	$101	$668	$26	$1,785

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents maturities of long-term debt (including unamortized original issue discounts and debt issuance cost, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $5.1 billion in borrowings of consolidated investments:

March 31, 2016		Remainder	Year Ending
(in millions)	Total	of 2016	2017	2018	2019	2020	2021	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,792	$1,025	$190	$1,105	$996	$1,342	$1,493	$13,641
Subordinated debt	-	-	-	-	-	-	-	-
Junior subordinated debt	876	-	-	-	-	-	-	876
AIG Japan Holdings Kabushiki Kaisha	115	-	-	-	115	-	-	-
AIGLH notes and bonds payable	281	-	-	-	-	-	-	281
AIGLH junior subordinated debt	397	-	-	-	-	-	-	397
Total AIG general borrowings	21,461	1,025	190	1,105	1,111	1,342	1,493	15,195
AIG borrowings supported by assets:
MIP notes payable	1,434	258	808	368	-	-	-	-
Series AIGFP matched notes and
bonds payable	38	-	10	-	-	-	-	28
GIAs, at fair value	3,392	166	178	479	92	42	277	2,158
Notes and bonds payable, at fair value	510	310	6	127	-	-	-	67
Total AIG borrowings supported by assets	5,374	734	1,002	974	92	42	277	2,253
Total debt issued or guaranteed by AIG	26,835	1,759	1,192	2,079	1,203	1,384	1,770	17,448
Other subsidiaries notes, bonds, loans
and mortgages payable	2	-	2	-	-	-	-	-
Total	$26,837	$1,759	$1,194	$2,079	$1,203	$1,384	$1,770	$17,448

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of April 28, 2016. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

For a discussion of the effects of downgrades in the financial strength ratings of our insurance companies or our credit ratings, see Note 8 to the Condensed Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in our 2015 Annual Report.

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Item 1. Business — Regulation and Item 1A. Risk Factors — Regulation in our 2015 Annual Report and Item 2. MD&A – Regulatory Environment and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

Dividends and Repurchases of AIG Common Stock

On February 11, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 28, 2016 to shareholders of record on March 14, 2016. On May 2, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 27, 2016 to shareholders of record on June 13, 2016.  The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 16 to the Consolidated Financial Statements in the 2015 Annual Report.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On February 11, 2016, our Board of Directors authorized an additional increase of $5 billion to the share repurchase authorization. As of May 2, 2016, approximately $3.7 billion remained under the share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

During the first quarter of 2016, we repurchased approximately 63 million shares of AIG Common Stock for an aggregate purchase price of approximately $3.5 billion pursuant to this authorization, and we repurchased 10 million warrants to purchase shares of AIG Common Stock, for an aggregate purchase price of $173 million pursuant to this authorization. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from April 1 to May 2, 2016, we have repurchased approximately $870 million of additional shares of AIG Common Stock.

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. See Note 18 to the Consolidated Financial Statements in the 2015 Annual Report for a discussion of restrictions on payments of dividends by our subsidiaries.

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

For a further discussion of AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2015 Annual Report.

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

Item 2 / ENTERPRISE RISK MANAGEMENT

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

Item 2 / ENTERPRISE RISK MANAGEMENT

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	March 31,		December 31,		March 31,	December 31,
(dollars in millions)	2016		2015		2016	2015
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	265,647		260,689		(15,316)	(14,549)
Mortgage and other loans receivable	23,598		18,878		(1,249)	(1,092)
Preferred stock	17		20		(1)	(1)
Total interest rate sensitive assets	$289,262	(a)	$279,587	(a)	$(16,566)	$(15,642)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Hedge funds	9,368		10,917		(1,874)	(2,183)
Private equity	7,049		7,233		(1,410)	(1,447)
Real estate investments	7,088		6,579		(1,418)	(1,316)
PICC(b)	2,031		2,239		(406)	(448)
Common equity	1,594		1,574		(319)	(315)
Aircraft asset investments	467		477		(93)	(95)
Other investments	478		472		(95)	(94)
Total equity and alternative investments
exposure	$28,075		$29,491		$(5,615)	$(5,898)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Hong Kong dollar	2,236		2,138		(224)	(214)
Euro	2,180		2,053		(218)	(205)
Great Britain pound	1,839		2,158		(184)	(216)
All other foreign currencies	4,341		4,310		(434)	(431)
Total foreign currency-denominated net
asset position(c)	$10,596		$10,659		$(1,060)	$(1,066)

(a)  At March 31, 2016, the analysis covered $289.3 billion of $303.9 billion interest-rate sensitive assets. Excluded were $7.1 billion of loans and $3.5 billion of investments in life settlements. In addition, $4.0 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2015, the analysis covered $279.6 billion of $298.7 billion interest-rate sensitive assets. Excluded were $10.7 billion of loans and $3.6 billion of investments in life settlements. In addition, $4.8 billion of assets across various asset categories were excluded due to modeling limitations.

(b)  Includes our investments in PICC Group and PICC P&C.

(c)  The majority of the foreign currency exposure is reported on a one quarter lag.

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

Item 2 / ENTERPRISE RISK MANAGEMENT

Our foreign currency-denominated net asset position at March 31, 2016, decreased by $63 million compared to December 31, 2015. The decrease was mostly due to a $319 million decrease in our British pound position, partially offset by a $127 million increase in our euro position, primarily resulting from a net increase in reserves, and a $98 million increase in our Hong Kong dollar position, primarily resulting from the Non-Life Insurance Companies’ investment in PICC P&C.

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

AIG and its legal entities seek to maintain sufficient liquidity during both the normal course of business and under defined liquidity stress scenarios to ensure that sufficient cash will be available to meet the obligations as they come due.

AIG liquidity risk tolerance levels are designed to allow it to meet its obligations over a twelve month horizon consistent with its risk appetite. We maintain target levels for required liquidity and/or minimum coverage ratios expected to ensure that our short-term financial obligations are met under varying market conditions. If we project that we will breach these tolerances, we will assess and determine appropriate liquidity management actions. However, the market conditions in effect at that time may not permit us to achieve an increase in liquidity sources or a reduction in liquidity requirements.

Risk Identification

The following sources of liquidity and funding risks could impact our ability to meet short-term financial obligations as they come due.

•          Market/Monetization Risk: Assets cannot be readily transformed into cash due to unfavorable market conditions. Market liquidity risk may limit our ability to sell assets at reasonable values to meet liquidity needs or cause us to realize losses exceeding our expectations.

•          Cash Flow Mismatch Risk: Discrete and cumulative cash flow mismatches or gaps over short-term horizons under both expected and adverse business conditions may create future liquidity shortfalls.

•          Event Funding Risk: Additional funding may be required as the result of a trigger event and may result from a downgrade in credit ratings, a market event, or some other event that creates a funding obligation or limits existing funding options.

•          Financing Risk: We may be unable to raise additional cash on a secured or unsecured basis due to unfavorable market conditions, AIG-specific issues, or any other issue that impedes access to additional funding.

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

Coverage Ratios: Coverage Ratios measure the adequacy of available liquidity sources, including the ability to monetize assets to meet the forecasted cash flows over a specified time horizon. The portfolio of potential assets to be monetized is selected based on our ability to convert those assets into cash under the assumed market conditions and within the specified time horizon.

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

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of

Item 2 / CRITICAL ACCOUNTING ESTIMATES

operations and cash flows could be materially affected. For a complete discussion of our critical accounting estimates, you should read Part II, Item 7. MD&A — Critical Accounting Estimates in the 2015 Annual Report.

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

We provide products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA), or the Internal Revenue Code of 1986, as amended (the Internal Revenue Code). Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans.  As a result, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. ERISA also provides for civil and criminal penalties and enforcement.

On April 8, 2016, the U.S. Department of Labor (DOL) published its final fiduciary duty rule (the Final Rule), substantially expanding the definition of fiduciary investment advice.  As a result, the circumstances under which financial services providers and financial advisors could be deemed a fiduciary under ERISA or the Internal Revenue Code when providing investment advice with respect to ERISA plans or Individual Retirement Accounts (IRA) are greatly expanded. The Final Rule contains revisions to and adoptions of new prohibited transaction exemptions under ERISA, including revisions to a prohibited transaction exemption historically available in conjunction with the sale of fixed and variable annuity contracts to ERISA covered plans, commonly referred to as “84-24”, and the adoption of the “best interest contract exemption”.  In response to public comments received on its proposed rule, the Final Rule provides for a longer implementation timeframe, clarifies how existing contracts may be grandfathered when the Final Rule becomes applicable, streamlines operational compliance including more limited disclosure obligations, provides guidance with respect to the sale of proprietary product, significantly limits the data collection requirements and broadens the scope of permissible group plan education.  The initial compliance date of the Final Rule is April 10, 2017, with full compliance required by January 1, 2018.  For additional information, see Item 2. MD&A — Executive Overview – Consumer Insurance Outlook and Strategic Initiatives – Market Conditions and Industry Trends – Retirement and Part II, Item 1A. Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part I, Item 1. Business – Regulation, Part I, Item 1A. Risk Factors – Regulation and Note 18 to the Consolidated Financial Statements in the 2015 Annual Report.

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

Item 2 / GLOSSARY

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

Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

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

Item 2 / GLOSSARY

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

Solvency II  Legislation in the European Union which reforms the insurance industry’s solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards.  The Solvency II Directive (2009/138/EEC) was adopted on November 25, 2009 and became effective on January 1, 2016.

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

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies of acquired businesses.

Item 2 / ACRONYMS

ACRONYMS

A&H Accident and Health Insurance	GMIB Guaranteed Minimum Income Benefits
ABS Asset-Backed Securities	GMWB Guaranteed Minimum Withdrawal Benefits
CDO Collateralized Debt Obligations	ISDA International Swaps and Derivatives Association, Inc.
CDS Credit Default Swap	Moody's Moody's Investors’ Service Inc.
CLO Collateralized Loan Obligations	NAIC National Association of Insurance Commissioners
CMA Capital Maintenance Agreement	NM Not Meaningful
CMBS Commercial Mortgage-Backed Securities	OTC Over-the-Counter
EGPs Estimated gross profits	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMAB Guaranteed Minimum Accumulation Benefits	URR Unearned revenue reserve
GMDB Guaranteed Minimum Death Benefits	VIE Variable Interest Entity

Item 3 / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

Item 4. / Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 / Legal Proceedings

For a discussion of legal proceedings, see Note 9 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A./ Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factor as well as the other risk factors discussed in Part I, Item 1A. Risk Factors in our 2015 Annual Report.

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

In the U.S., the RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Virtually every state has adopted, in substantial part, the RBC Model Law promulgated by the NAIC, which specifies the regulatory actions the insurance regulator may take if an insurer’s RBC calculations fall below specific thresholds. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC ratio to a mandatory regulatory takeover of the company. Regulators at the federal and international levels are also considering the imposition of additional group-wide capital requirements on certain insurance companies designated as systemically important, that may augment state-law RBC standards that apply at the legal entity level, and such capital calculations may be made on bases other than the statutory statements of our insurance subsidiaries. See “Our status as a nonbank systemically important financial institution, as well as the enactment of Dodd-Frank, will subject us to substantial additional federal regulation, which may materially and adversely affect our businesses, results of operations and cash flows” and “Actions by foreign governments and regulators could subject us to substantial additional regulation” in Part I, Item 1A. Risk Factors in our 2015 Annual Report for additional information on increased capital requirements that may be imposed on us. We cannot predict the effect these initiatives may have on our business, results of operations, cash flows and financial condition.

We provide products and services to certain employee benefit plans that are subject to restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. In April 2016, the DOL published a new fiduciary duty rule that has the effect of greatly expanding the circumstances under which financial services providers and financial advisors could be deemed a fiduciary under ERISA or the Internal Revenue Code when providing investment advice with respect to ERISA plans or IRAs.  We are currently reviewing this final rule to evaluate its full impact on our customers, distribution partners, financial advisors and us, while continuing to prepare for compliance with the rule.  Preparing to meet the requirements of this final rule will require us to invest significant resources to evaluate and make required changes to ensure compliance with the rule.  These efforts could result in material changes being made to certain of our business practices, product designs and in our ability and the ability of our distribution partners and financial advisors to sell or service certain annuities and other investment products.

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

ITEM 2 / UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock and warrants to purchase AIG Common Stock during the three months ended March 31, 2016:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
January 1 - 31	26,726,544	$57.78	26,726,544	$1,765
February 1 - 29	29,380,658	53.53	29,380,658	5,193
March 1 - 31(a)	7,082,024	52.13	7,082,024	4,640	(b)
Total(c)	63,189,226	$55.17	63,189,226	$4,640	(b)

(a) During this period, we also repurchased 10 million warrants to purchase shares of AIG Common Stock, at an average purchase price per warrant of $17.30, for an aggregate purchase price of $173 million.

(b) Reflects the purchase of 10 million warrants to purchase shares of AIG Common Stock, which reduced the dollar value of AIG Common Stock that may yet be repurchased under the repurchase authorization.

(c) On February 11, 2016, our Board of Directors authorized an additional increase to the repurchase authorization of AIG Common Stock of $5.0 billion. As of May 2, 2016, approximately $3.7 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

During the three-month period ended March 31, 2016, we repurchased approximately 63 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $3.5 billion.  Pursuant to an Exchange Act Rule 10b5-1 plan, from April 1 to May 2, 2016, we have repurchased approximately $870 million of additional shares of AIG Common Stock. We also repurchased 10 million warrants to purchase shares of AIG Common Stock during the three-month period ended March 31, 2016 for an aggregate purchase price of $173 million.

Item 4 / Mine Safety Disclosures

Not applicable.

Item 6 / Exhibits

See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SIDDHARTHA SANKARAN
Siddhartha Sankaran
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

/S/ ELIAS F. HABAYEB
Elias F. Habayeb
Senior Vice President,
Deputy Chief Financial Officer and
Group Controller
(Principal Accounting Officer)

Dated: May 2, 2016

EXHIBIT INDEX

Exhibit Number	Description	Location
4	Instruments defining the rights of security holders, including indentures
	(1) Thirty-First Supplemental Indenture, dated as of February 26, 2016, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on February 26, 2016 (File No. 1-8787).
	(2) Thirty-Second Supplemental Indenture, dated as of March 22, 2016, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on March 22, 2016 (File No. 1-8787).
(3) Form of the 2021 Notes (included in Exhibit 4(1))
(4) Form of the 2026 Notes (included in Exhibit 4(2))
10	(1) Nomination Agreement, dated February 11, 2016, by and among High River Limited Partnership, Icahn Partners Master Fund LP, Icahn Partners LP, Carl C. Icahn and American International Group, Inc.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 1-8787).
	(2) Nomination Agreement, dated February 11, 2016, by and among Paulson & Co. Inc., John A. Paulson and American International Group, Inc.	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 1-8787).
	(3) Letter Agreement, dated August 27, 2014, between AIG and Philip Fasano*	Filed herewith.
	(4) Non-Solicitation and Non-Disclosure Agreement, dated August 29, 2014, between AIG and Philip Fasano*	Filed herewith.
	(5) Executive Officer Form of Release and Restrictive Covenant Agreement*	Filed herewith.
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.