Form 10-Q
period 2016-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2016-08-02
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of July 29, 2016, there were 1,070,659,944 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American International Group, Inc.

CONDENSED Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions, except for share data)	2016	2015
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2016 - $244,450; 2015 - $240,968)	$262,089	$248,245
Other bond securities, at fair value (See Note 5)	15,335	16,782
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2016 - $1,246; 2015 - $1,379)	1,642	2,915
Other common and preferred stock, at fair value (See Note 5)	661	921
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2016 - $11; 2015 - $11)	31,261	29,565
Other invested assets (portion measured at fair value: 2016 - $7,177; 2015 - $8,912)	27,345	29,794
Short-term investments (portion measured at fair value: 2016 - $3,949; 2015 - $2,591)	12,334	10,132
Total investments	350,667	338,354

Cash	1,784	1,629
Accrued investment income	2,590	2,623
Premiums and other receivables, net of allowance	12,078	11,451
Reinsurance assets, net of allowance	21,441	20,413
Deferred income taxes	18,542	20,394
Deferred policy acquisition costs	10,487	11,115
Other assets, including restricted cash of $191 in 2016 and $170 in 2015	12,188	11,289
Separate account assets, at fair value	80,572	79,574
Total assets	$510,349	$496,842
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$74,143	$74,942
Unearned premiums	22,165	21,318
Future policy benefits for life and accident and health insurance contracts	45,982	43,585
Policyholder contract deposits (portion measured at fair value: 2016 - $4,016; 2015 - $2,325)	131,936	127,588
Other policyholder funds (portion measured at fair value: 2016 - $5; 2015 - $6)	4,292	4,212
Other liabilities (portion measured at fair value: 2016 - $241; 2015 - $62)	27,393	26,164
Long-term debt (portion measured at fair value: 2016 - $3,747; 2015 - $3,670)	33,329	29,249
Separate account liabilities	80,572	79,574
Total liabilities	419,812	406,632
Contingencies, commitments and guarantees (see Note 9)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2016 - 1,906,671,492 and
2015 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2016 - 823,982,130 shares; 2015 - 712,754,875 shares of common stock	(36,262)	(30,098)
Additional paid-in capital	81,232	81,510
Retained earnings	31,951	30,943
Accumulated other comprehensive income	8,259	2,537
Total AIG shareholders’ equity	89,946	89,658
Non-redeemable noncontrolling interests	591	552
Total equity	90,537	90,210
Total liabilities and equity	$510,349	$496,842

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share data)	2016	2015	2016	2015
Revenues:
Premiums	$8,751	$9,545	$17,557	$18,367
Policy fees	696	688	1,383	1,365
Net investment income	3,683	3,826	6,696	7,664
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(65)	(148)	(274)	(235)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(29)	(4)	(22)	(14)
Net other-than-temporary impairments on available for sale
securities recognized in net income	(94)	(152)	(296)	(249)
Other realized capital gains	1,136	278	232	1,716
Total net realized capital gains (losses)	1,042	126	(64)	1,467
Other income	552	1,514	931	2,811
Total revenues	14,724	15,699	26,503	31,674
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,872	7,100	13,259	13,651
Interest credited to policyholder account balances	961	942	1,911	1,877
Amortization of deferred policy acquisition costs	1,345	1,356	2,607	2,706
General operating and other expenses	2,586	3,090	5,589	6,039
Interest expense	320	316	626	656
Loss on extinguishment of debt	7	342	90	410
Net (gain) loss on sale of divested businesses	(225)	1	(223)	7
Total benefits, losses and expenses	11,866	13,147	23,859	25,346
Income from continuing operations before income tax expense	2,858	2,552	2,644	6,328
Income tax expense	924	777	866	2,077
Income from continuing operations	1,934	1,775	1,778	4,251
Income (loss) from discontinued operations, net of income tax expense	(10)	16	(57)	17
Net income	1,924	1,791	1,721	4,268
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	11	(9)	(9)	-
Net income attributable to AIG	$1,913	$1,800	$1,730	$4,268

Income (loss) per common share attributable to AIG:
Basic:
Income from continuing operations	$1.73	$1.34	$1.57	$3.16
Income (loss) from discontinued operations	$(0.01)	$0.01	$(0.05)	$0.01
Net income attributable to AIG	$1.72	$1.35	$1.52	$3.17
Diluted:
Income from continuing operations	$1.69	$1.31	$1.54	$3.09
Income (loss) from discontinued operations	$(0.01)	$0.01	$(0.05)	$0.01
Net income attributable to AIG	$1.68	$1.32	$1.49	$3.10
Weighted average shares outstanding:
Basic	1,113,587,927	1,329,157,366	1,135,068,193	1,347,452,833
Diluted	1,140,045,973	1,365,390,431	1,163,089,748	1,376,325,971
Dividends declared per common share	$0.320	$0.125	$0.640	$0.250

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net income	$1,924	$1,791	$1,721	$4,268
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on
which other-than-temporary credit impairments were taken	22	(36)	(327)	(108)
Change in unrealized appreciation (depreciation) of all other investments	2,409	(2,991)	5,836	(2,452)
Change in foreign currency translation adjustments	313	(37)	221	(496)
Change in retirement plan liabilities adjustment	(10)	27	(8)	56
Other comprehensive income (loss)	2,734	(3,037)	5,722	(3,000)
Comprehensive income (loss)	4,658	(1,246)	7,443	1,268
Comprehensive income (loss) attributable to noncontrolling interests	11	(9)	(9)	(3)
Comprehensive income (loss) attributable to AIG	$4,647	$(1,237)	$7,452	$1,271

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED Statements of Equity  (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Six Months Ended June 30, 2016
Balance, beginning of year	$4,766	$(30,098)	$81,510	$30,943	$2,537	$89,658	$552	$90,210
Common stock issued under stock plans	-	84	(172)	-	-	(88)	-	(88)
Purchase of common stock	-	(6,248)	-	-	-	(6,248)	-	(6,248)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	1,730	-	1,730	(9)	1,721
Dividends	-	-	-	(713)	-	(713)	-	(713)
Other comprehensive income	-	-	-	-	5,722	5,722	-	5,722
Current and deferred income taxes	-	-	19	-	-	19	-	19
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	44	44
Contributions from noncontrolling interests	-	-	-	-	-	-	3	3
Distributions to noncontrolling interests	-	-	-	-	-	-	(15)	(15)
Other	-	-	(125)	(9)	-	(134)	16	(118)
Balance, end of period	$4,766	$(36,262)	$81,232	$31,951	$8,259	$89,946	$591	$90,537

Six Months Ended June 30, 2015
Balance, beginning of year	$4,766	$(19,218)	$80,958	$29,775	$10,617	$106,898	$374	$107,272
Purchase of common stock	-	(3,947)	-	-	-	(3,947)	-	(3,947)
Net income attributable to AIG or
noncontrolling interests	-	-	-	4,268	-	4,268	-	4,268
Dividends	-	-	-	(335)	-	(335)	-	(335)
Other comprehensive loss	-	-	-	-	(2,997)	(2,997)	(3)	(3,000)
Deferred income taxes	-	-	(12)	-	-	(12)	-	(12)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	9	9
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(3)	(3)
Other	-	-	384	(1)	-	383	7	390
Balance, end of period	$4,766	$(23,165)	$81,330	$33,707	$7,620	$104,258	$384	$104,642

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Cash Flows (unaudited)

Six Months Ended June 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$1,721	$4,268
(Income) loss from discontinued operations	57	(17)
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(907)	(666)
Net (gain) loss on sale of divested businesses	(223)	7
Losses on extinguishment of debt	90	410
Unrealized (gains) losses in earnings - net	1,130	(1,425)
Equity in (income) loss from equity method investments, net of dividends or distributions	145	(715)
Depreciation and other amortization	2,270	2,410
Impairments of assets	636	471
Changes in operating assets and liabilities:
Insurance reserves	313	(420)
Premiums and other receivables and payables - net	(614)	(1,359)
Reinsurance assets and funds held under reinsurance treaties	(988)	573
Capitalization of deferred policy acquisition costs	(2,554)	(2,880)
Current and deferred income taxes - net	750	1,739
Other, net	(1,255)	(1,903)
Total adjustments	(1,207)	(3,758)
Net cash provided by operating activities	571	493
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale investments	13,540	14,144
Other securities	2,246	3,998
Other invested assets	3,687	6,218
Maturities of fixed maturity securities available for sale	12,350	12,176
Principal payments received on and sales of mortgage and other loans receivable	2,964	2,470
Purchases of:
Available for sale investments	(27,573)	(24,198)
Other securities	(381)	(583)
Other invested assets	(1,602)	(1,743)
Mortgage and other loans receivable	(5,081)	(4,459)
Net change in restricted cash	(78)	1,462
Net change in short-term investments	(1,755)	(2,693)
Other, net	1,419	(1,506)
Net cash provided by (used in) investing activities	(264)	5,286
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	9,539	7,541
Policyholder contract withdrawals	(6,787)	(7,225)
Issuance of long-term debt	6,688	2,774
Repayments of long-term debt	(2,919)	(3,701)
Purchase of common stock	(6,248)	(3,743)
Dividends paid	(713)	(335)
Other, net	250	(877)
Net cash used in financing activities	(190)	(5,566)
Effect of exchange rate changes on cash	38	(34)
Net increase in cash	155	179
Cash at beginning of year	1,629	1,758
Change in cash of businesses held-for-sale	-	-
Cash at end of period	$1,784	$1,937

Supplementary Disclosure of Condensed Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$650	$760
Taxes	$117	$338
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,797	$1,826
Non-cash consideration received from sale of AerCap	$-	$500

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

Certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on different fiscal-period bases. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein.

Interim-period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2016 and prior to the issuance of these Condensed Consolidated Financial Statements.

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

Item 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)

In May 2015, the FASB amended guidance on fair value disclosures for investments for which fair value is measured using the net asset value (NAV) per share (or its equivalent) as a practical expedient.  The amendments  in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient.  In addition, the amendment removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share as a practical expedient.

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

The standard is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively or through a cumulative effect adjustment to retained earnings at the date of adoption. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We plan to adopt the standard on its required effective date of January 1, 2018 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

We plan to adopt the standard on its required effective date.  Because the new standard does not affect accounting recognition or measurement, the adoption of the standard will have no effect on our consolidated financial condition, results of operations or cash flows.

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

Derivative Contract Novations

In March 2016, the FASB issued an accounting standard that clarifies that a change in the counterparty (novation) to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met.

The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  We do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued an accounting standard that clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  The standard requires an evaluation of embedded call (put) options solely on a four-step decision sequence that requires an entity to consider whether (1) the amount paid upon settlement is adjusted based on changes in an index, (2) the amount paid upon settlement is indexed to an underlying other than interest rates or credit risk, (3) the debt involves a substantial premium or discount and (4) the put or call option is contingently exercisable.

The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  We do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued an accounting standard that eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods during which the investment had been held.

The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  We do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued a standard that simplifies several aspects of the accounting for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows.

The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  We do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Calculation of Credit Losses

In June 2016, the FASB issued an accounting standard that will change how entities account for credit losses for most financial assets.  The standard will replace the existing incurred loss impairment model with a new “current expected credit loss model” and will apply to financial assets subject to credit losses, those measured at amortized cost and certain off-balance sheet credit exposures.  The impairment for available-for-sale debt securities will be measured in a similar manner, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  The standard will also require additional information to be disclosed in the footnotes.

The standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods after December 15, 2018.  We are assessing the impact of the standard on our consolidated financial condition, results of operations or cash flows.

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

The following tables present our operations by reportable segment:

	2016		2015
		Pre-Tax		Pre-Tax
Three Months Ended June 30,	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance
Property Casualty	$5,540	$791	$6,233	$1,192
Mortgage Guaranty	275	187	261	157
Institutional Markets	695	110	1,172	151
Total Commercial Insurance	6,510	1,088	7,666	1,500
Consumer Insurance
Retirement	2,209	741	2,465	804
Life	1,690	184	1,632	149
Personal Insurance	2,915	179	2,869	70
Total Consumer Insurance	6,814	1,104	6,966	1,023
Corporate and Other*	450	(544)	1,119	372
AIG consolidation and elimination	(205)	(28)	(116)	(27)
Total AIG consolidated operating revenues and pre-tax operating income	13,569	1,620	15,635	2,868
Reconciling items from Total revenues and Pre-tax operating income
(loss) to revenues and pre-tax income (loss):
Changes in fair values of securities used to hedge guaranteed
living benefits	120	120	(87)	(87)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	(64)	-	(28)
Other income - net	-	5	-	-
Loss on extinguishment of debt	-	(7)	-	(342)
Net realized capital gains	1,042	1,042	126	126
Income (loss) from divested businesses	-	225	(33)	(34)
Non-operating litigation reserves and settlements	7	7	76	49
Reserve development related to non-operating run-off insurance business	-	-	-	-
Restructuring and other costs	-	(90)	-	-
Other	(14)	-	(18)	-
Revenues and pre-tax income	$14,724	$2,858	$15,699	$2,552

Item 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	2016		2015
		Pre-Tax		Pre-Tax
Six Months Ended June 30,	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance
Property Casualty	$10,818	$1,511	$12,189	$2,362
Mortgage Guaranty	536	350	525	302
Institutional Markets	1,314	116	1,796	298
Total Commercial Insurance	12,668	1,977	14,510	2,962
Consumer Insurance
Retirement	4,323	1,202	4,853	1,604
Life	3,287	289	3,245	320
Personal Insurance	5,736	401	5,731	44
Total Consumer Insurance	13,346	1,892	13,829	1,968
Corporate and Other*	656	(1,277)	2,161	534
AIG consolidation and elimination	(364)	(18)	(275)	(69)
Total AIG consolidated operating revenues and pre-tax operating income	26,306	2,574	30,225	5,395
Reconciling items from Total revenues and Pre-tax operating income
(loss) to revenues and pre-tax income (loss):
Changes in fair values of securities used to hedge guaranteed
living benefits	253	253	(43)	(43)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	(24)	-	(82)
Other income - net	-	12	-	-
Loss on extinguishment of debt	-	(90)	-	(410)
Net realized capital gains (losses)	(64)	(64)	1,467	1,467
Income (loss) from divested businesses	-	223	(48)	(55)
Non-operating litigation reserves and settlements	41	38	91	56
Reserve development related to non-operating run-off insurance business	-	-	-	-
Restructuring and other costs	-	(278)	-	-
Other	(33)	-	(18)	-
Revenues and pre-tax income	$26,503	$2,644	$31,674	$6,328

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2016				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$19	$2,248	$-	$-	$-	$2,267
Obligations of states, municipalities and political subdivisions	-	26,464	2,313	-	-	28,777
Non-U.S. governments	654	19,410	28	-	-	20,092
Corporate debt	-	141,325	836	-	-	142,161
RMBS	-	20,665	16,779	-	-	37,444
CMBS	-	12,679	2,295	-	-	14,974
CDO/ABS	-	9,299	7,075	-	-	16,374
Total bonds available for sale	673	232,090	29,326	-	-	262,089
Other bond securities:
U.S. government and government sponsored entities	136	3,459	-	-	-	3,595
Obligations of states, municipalities and political subdivisions	-	-	-	-	-	-
Non-U.S. governments	-	55	-	-	-	55
Corporate debt	-	1,949	18	-	-	1,967
RMBS	-	439	1,486	-	-	1,925
CMBS	-	498	168	-	-	666
CDO/ABS	-	815	6,312	-	-	7,127
Total other bond securities	136	7,215	7,984	-	-	15,335
Equity securities available for sale:
Common stock	1,117	-	-	-	-	1,117
Preferred stock	23	-	-	-	-	23
Mutual funds	501	1	-	-	-	502
Total equity securities available for sale	1,641	1	-	-	-	1,642
Other equity securities	647	-	14	-	-	661
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets(a)	-	2	241	-	-	243

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivative assets:
Interest rate contracts	-	5,014	15	-	-	5,029
Foreign exchange contracts	-	1,495	1	-	-	1,496
Equity contracts	104	123	52	-	-	279
Credit contracts	-	-	3	-	-	3
Other contracts	-	-	23	-	-	23
Counterparty netting and cash collateral	-	-	-	(2,192)	(3,233)	(5,425)
Total derivative assets	104	6,632	94	(2,192)	(3,233)	1,405
Short-term investments	2,453	1,496	-	-	-	3,949
Separate account assets	74,755	5,817	-	-	-	80,572
Total	$80,409	$253,253	$37,670	$(2,192)	$(3,233)	$365,907
Liabilities:
Policyholder contract deposits	$-	$26	$3,990	$-	$-	$4,016
Other policyholder funds	5	-	-	-	-	5
Derivative liabilities:
Interest rate contracts	-	2,965	61	-	-	3,026
Foreign exchange contracts	-	1,441	10	-	-	1,451
Equity contracts	-	5	-	-	-	5
Credit contracts	-	-	376	-	-	376
Other contracts	-	-	125	-	-	125
Counterparty netting and cash collateral	-	-	-	(2,192)	(738)	(2,930)
Total derivative liabilities	-	4,411	572	(2,192)	(738)	2,053
Long-term debt	-	3,680	67	-	-	3,747
Other liabilities	114	127	-	-	-	241
Total	$119	$8,244	$4,629	$(2,192)	$(738)	$10,062
December 31, 2015				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$-	$1,844	$-	$-	$-	$1,844
Obligations of states, municipalities and political subdivisions	-	25,199	2,124	-	-	27,323
Non-U.S. governments	683	17,480	32	-	-	18,195
Corporate debt	-	134,618	1,370	-	-	135,988
RMBS	-	19,690	16,537	-	-	36,227
CMBS	-	10,986	2,585	-	-	13,571
CDO/ABS	-	8,928	6,169	-	-	15,097
Total bonds available for sale	683	218,745	28,817	-	-	248,245
Other bond securities:
U.S. government and government sponsored entities	-	3,369	-	-	-	3,369
Obligations of states, municipalities and political subdivisions	-	75	-	-	-	75
Non-U.S. governments	-	50	-	-	-	50
Corporate debt	-	2,018	17	-	-	2,035
RMBS	-	649	1,581	-	-	2,230
CMBS	-	557	193	-	-	750
CDO/ABS	-	1,218	7,055	-	-	8,273
Total other bond securities	-	7,936	8,846	-	-	16,782

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Equity securities available for sale:
Common stock	2,401	-	-	-	-	2,401
Preferred stock	22	-	-	-	-	22
Mutual funds	491	1	-	-	-	492
Total equity securities available for sale	2,914	1	-	-	-	2,915
Other equity securities	906	1	14	-	-	921
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets(a)	2	1	332	-	-	335
Derivative assets:
Interest rate contracts	-	3,150	12	-	-	3,162
Foreign exchange contracts	-	766	-	-	-	766
Equity contracts	91	32	54	-	-	177
Credit contracts	-	-	3	-	-	3
Other contracts	-	2	21	-	-	23
Counterparty netting and cash collateral	-	-	-	(1,268)	(1,554)	(2,822)
Total derivative assets	91	3,950	90	(1,268)	(1,554)	1,309
Short-term investments	1,416	1,175	-	-	-	2,591
Separate account assets	73,699	5,875	-	-	-	79,574
Total	$79,711	$237,684	$38,110	$(1,268)	$(1,554)	$352,683
Liabilities:
Policyholder contract deposits	$-	$36	$2,289	$-	$-	$2,325
Other policyholder funds	6	-	-	-	-	6
Derivative liabilities:
Interest rate contracts	-	2,137	62	-	-	2,199
Foreign exchange contracts	-	1,197	7	-	-	1,204
Equity contracts	-	68	-	-	-	68
Credit contracts	-	-	508	-	-	508
Other contracts	-	-	69	-	-	69
Counterparty netting and cash collateral	-	-	-	(1,268)	(760)	(2,028)
Total derivative liabilities	-	3,402	646	(1,268)	(760)	2,020
Long-term debt	-	3,487	183	-	-	3,670
Other liabilities	-	62	-	-	-	62
Total	$6	$6,987	$3,118	$(1,268)	$(760)	$8,083

(a)  Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $7.0 billion and $8.6 billion as of June 30, 2016 and December 31,  2015, respectively.

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

During the three- and six-month periods ended June 30, 2016, we transferred $229 million and $312 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the three- and six-month periods ended June 30, 2016 we transferred $16 million of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three- and six-month periods ended June 30, 2016.

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

 Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and six-month periods ended June 30, 2016 and 2015 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2016 and 2015:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended June 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,196	$2	$136	$(21)	$-	$-	$2,313	$-
Non-U.S. governments	30	-	-	2	-	(4)	28	-
Corporate debt	1,024	2	7	(65)	193	(325)	836	-
RMBS	16,162	234	61	61	261	-	16,779	-
CMBS	2,368	16	10	(87)	-	(12)	2,295	-
CDO/ABS	6,592	8	93	382	-	-	7,075	-
Total bonds available for sale	28,372	262	307	272	454	(341)	29,326	-
Other bond securities:
Corporate debt	18	1	-	(1)	-	-	18	1
RMBS	1,513	14	-	(41)	-	-	1,486	(19)
CMBS	170	-	-	(2)	-	-	168	9
CDO/ABS	6,576	109	-	(308)	-	(65)	6,312	(60)
Total other bond securities	8,277	124	-	(352)	-	(65)	7,984	(69)
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-
Other equity securities	15	(1)	-	-	-	-	14	-
Mortgage and other loans receivable	11	-	-	-	-	-	11	-
Other invested assets	263	(12)	6	(16)	-	-	241	-
Total	$36,938	$373	$313	$(96)	$454	$(406)	$37,576	$(69)

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,251	$598	$-	$141	$-	$-	$3,990	$16
Derivative liabilities, net:
Interest rate contracts	48	3	-	(5)	-	-	46	-
Foreign exchange contracts	9	1	-	(1)	-	-	9	(1)
Equity contracts	(51)	(4)	-	3	-	-	(52)	3
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts	490	(28)	-	(89)	-	-	373	18
Other contracts	121	(24)	-	5	-	-	102	23
Total derivative liabilities, net(a)	617	(52)	-	(87)	-	-	478	43
Long-term debt(b)	184	(2)	-	(2)	-	(113)	67	-
Total	$4,052	$544	$-	$52	$-	$(113)	$4,535	$59
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Six Months Ended June 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,124	$2	$194	$(7)	$-	$-	$2,313	$-
Non-U.S. governments	32	-	(2)	2	-	(4)	28	-
Corporate debt	1,370	3	(17)	(36)	314	(798)	836	-
RMBS	16,537	479	(359)	(172)	294	-	16,779	-
CMBS	2,585	58	(78)	(168)	-	(102)	2,295	-
CDO/ABS	6,169	20	43	820	23	-	7,075	-
Total bonds available for sale	28,817	562	(219)	439	631	(904)	29,326	-
Other bond securities:
Corporate debt	17	2	-	(1)	-	-	18	3
RMBS	1,581	(23)	-	(54)	-	(18)	1,486	(61)
CMBS	193	(2)	-	(23)	-	-	168	7
CDO/ABS	7,055	(24)	-	(719)	65	(65)	6,312	(364)
Total other bond securities	8,846	(47)	-	(797)	65	(83)	7,984	(415)
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-
Other equity securities	14	-	-	-	-	-	14	1
Mortgage and other loans receivable	11	-	-	-	-	-	11	-
Other invested assets	332	(1)	1	(37)	-	(54)	241	-
Total	$38,020	$514	$(218)	$(395)	$696	$(1,041)	$37,576	$(414)

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$2,289	$1,443	$-	$258	$-	$-	$3,990	$37
Derivative liabilities, net:
Interest rate contracts	50	7	-	(11)	-	-	46	(5)
Foreign exchange contracts	7	2	-	-	-	-	9	(1)
Equity contracts	(54)	-	-	2	-	-	(52)	-
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts	505	(34)	-	(98)	-	-	373	28
Other contracts	48	30	-	24	-	-	102	(31)
Total derivative liabilities, net(a)	556	5	-	(83)	-	-	478	(9)
Long-term debt(b)	183	-	-	(3)	-	(113)	67	3
Total	$3,028	$1,448	$-	$172	$-	$(113)	$4,535	$31
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended June 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,256	$-	$(124)	$93	$-	$(45)	$2,180	$-
Non-U.S. governments	34	-	(1)	-	-	-	33	-
Corporate debt	1,827	14	(50)	(85)	412	-	2,118	-
RMBS	17,345	281	(99)	(430)	-	-	17,097	-
CMBS	2,694	22	(40)	17	-	(16)	2,677	-
CDO/ABS	6,453	97	(196)	(283)	-	-	6,071	-
Total bonds available for sale	30,609	414	(510)	(688)	412	(61)	30,176	-
Other bond securities:
Corporate debt	16	-	-	-	-	-	16	-
RMBS	1,288	45	-	16	15	(27)	1,337	31
CMBS	269	8	-	(54)	-	-	223	1
CDO/ABS	7,850	265	-	(688)	-	(1)	7,426	93
Total other bond securities	9,423	318	-	(726)	15	(28)	9,002	125
Equity securities available for sale:
Common stock	1	2	-	(3)	-	-	-	-
Total equity securities available for sale	1	2	-	(3)	-	-	-	-
Other equity securities	22	-	-	-	-	-	22	-
Mortgage and other loans receivable	6	-	-	-	-	-	6	-
Other invested assets	422	62	4	(51)	-	-	437	-
Total	$40,483	$796	$(506)	$(1,468)	$427	$(89)	$39,643	$125

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$1,835	$(736)	$-	$133	$-	$-	$1,232	$110
Derivative liabilities, net:
Interest rate contracts	69	(4)	-	(3)	-	-	62	3
Foreign exchange contracts	8	(2)	-	1	-	-	7	1
Equity contracts	(66)	2	-	1	-	-	(63)	(3)
Credit contracts	791	(13)	-	(227)	-	-	551	22
Other contracts	59	(59)	2	14	-	-	16	33
Total derivatives liabilities, net(a)	861	(76)	2	(214)	-	-	573	56
Long-term debt(b)	186	13	-	(6)	-	-	193	(6)
Total	$2,882	$(799)	$2	$(87)	$-	$-	$1,998	$160

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Six Months Ended June 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions(c)	$2,159	$1	$(79)	$158	$-	$(59)	$2,180	$-
Non-U.S. governments	30	-	(1)	4	-	-	33	-
Corporate debt	1,883	14	(33)	(146)	456	(56)	2,118	-
RMBS	16,805	539	(171)	(76)	-	-	17,097	-
CMBS	2,696	46	(30)	47	-	(82)	2,677	-
CDO/ABS	6,110	130	(167)	119	-	(121)	6,071	-
Total bonds available for sale	29,683	730	(481)	106	456	(318)	30,176	-
Other bond securities:
Corporate debt	-	-	-	-	16	-	16	(1)
RMBS	1,105	26	-	220	44	(58)	1,337	1
CMBS	369	8	-	(154)	-	-	223	8
CDO/ABS	7,449	397	-	(926)	581	(75)	7,426	51
Total other bond securities	8,923	431	-	(860)	641	(133)	9,002	59
Equity securities available for sale:
Common stock	1	2	-	(3)	-	-	-	-
Total equity securities available for sale	1	2	-	(3)	-	-	-	-
Other equity securities	-	-	-	-	22	-	22	-
Mortgage and other loans receivable	6	-	-	-	-	-	6	-
Other invested assets	1,042	472	(488)	(589)	-	-	437	-
Total	$39,655	$1,635	$(969)	$(1,346)	$1,119	$(451)	$39,643	$59

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$1,509	$(461)	$-	$184	$-	$-	$1,232	$40
Derivative liabilities, net:
Interest rate contracts	74	-	-	(12)	-	-	62	(1)
Foreign exchange contracts	8	(3)	-	2	-	-	7	3
Equity contracts	(47)	(6)	-	(10)	-	-	(63)	2
Credit contracts	978	(160)	-	(267)	-	-	551	50
Other contracts	59	(73)	-	30	-	-	16	48
Total derivatives liabilities, net(a)	1,072	(242)	-	(257)	-	-	573	102
Long-term debt(b)	213	(2)	-	(18)	-	-	193	13
Total	$2,794	$(705)	$-	$(91)	$-	$-	$1,998	$155

(a)  Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b)  Includes guaranteed investment agreements (GIAs), notes, bonds, loans and mortgages payable.

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended June 30, 2016
Bonds available for sale	$291	$(30)	$1	$262
Other bond securities	26	32	66	124
Other equity securities	(1)	-	-	(1)
Other invested assets	(1)	(19)	8	(12)
Six Months Ended June 30, 2016
Bonds available for sale	$589	$(29)	$2	$562
Other bond securities	(8)	32	(71)	(47)
Other equity securities	-	-	-	-
Other invested assets	(3)	32	(30)	(1)
Three Months Ended June 30, 2015
Bonds available for sale	$311	$10	$93	$414
Other bond securities	23	(3)	298	318
Equity securities available for sale	-	2	-	2
Other invested assets	5	2	55	62
Six Months Ended June 30, 2015
Bonds available for sale	$622	$1	$107	$730
Other bond securities	41	3	387	431
Equity securities available for sale	-	2	-	2
Other invested assets	(2)	419	55	472

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended June 30, 2016
Policyholder contract deposits	$-	$598	$-	$598
Derivative liabilities, net	-	-	(52)	(52)
Long-term debt	-	-	(2)	(2)
Six Months Ended June 30, 2016
Policyholder contract deposits	$-	$1,443	$-	$1,443
Derivative liabilities, net	-	4	1	5
Long-term debt	-	-	-	-
Three Months Ended June 30, 2015
Policyholder contract deposits	$-	$(736)	$-	$(736)
Derivative liabilities, net	19	1	(96)	(76)
Long-term debt	-	-	13	13
Six Months Ended June 30, 2015
Policyholder contract deposits	$-	$(461)	$-	$(461)
Derivative liabilities, net	-	(5)	(237)	(242)
Long-term debt	-	-	(2)	(2)

The following table presents the gross components of purchases, sales, issues and settlements, net, shown above, for the three- and six-month periods ended June 30, 2016 and 2015 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Three Months Ended June 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$17	$(7)	$(31)	$(21)
Non-U.S. governments	2	-	-	2
Corporate debt	-	(25)	(40)	(65)
RMBS	1,040	-	(979)	61
CMBS	4	(27)	(64)	(87)
CDO/ABS	612	(11)	(219)	382
Total bonds available for sale	1,675	(70)	(1,333)	272
Other bond securities:
Corporate debt	-	-	(1)	(1)
RMBS	26	-	(67)	(41)
CMBS	-	-	(2)	(2)
CDO/ABS	61	(19)	(350)	(308)
Total other bond securities	87	(19)	(420)	(352)

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Equity securities available for sale	-	-	-	-
Other equity securities	-	-	-	-
Other invested assets	9	(2)	(23)	(16)
Total assets	$1,771	$(91)	$(1,776)	$(96)
Liabilities:
Policyholder contract deposits	$-	$140	$1	$141
Derivative liabilities, net	(1)	-	(86)	(87)
Long-term debt(b)	-	-	(2)	(2)
Total liabilities	$(1)	$140	$(87)	$52
Three Months Ended June 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$116	$-	$(23)	$93
Non-U.S. governments	2	-	(2)	-
Corporate debt	182	(10)	(257)	(85)
RMBS	446	(143)	(733)	(430)
CMBS	70	-	(53)	17
CDO/ABS	282	(178)	(387)	(283)
Total bonds available for sale	1,098	(331)	(1,455)	(688)
Other bond securities:
RMBS	64	(4)	(44)	16
CMBS	-	(43)	(11)	(54)
CDO/ABS	12	(331)	(369)	(688)
Total other bond securities	76	(378)	(424)	(726)
Equity securities available for sale	-	(2)	(1)	(3)
Other invested assets	(42)	(2)	(7)	(51)
Total assets	$1,132	$(713)	$(1,887)	$(1,468)
Liabilities:
Policyholder contract deposits	$-	$112	$21	$133
Derivative liabilities, net	(2)	-	(212)	(214)
Long-term debt(b)	-	-	(6)	(6)
Total liabilities	$(2)	$112	$(197)	$(87)
				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Six Months Ended June 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$46	$(7)	$(46)	$(7)
Non-U.S. governments	3	-	(1)	2
Corporate debt	29	(25)	(40)	(36)
RMBS	1,543	(58)	(1,657)	(172)
CMBS	106	(58)	(216)	(168)
CDO/ABS	1,151	(11)	(320)	820
Total bonds available for sale	2,878	(159)	(2,280)	439

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other bond securities:
Corporate debt	-	-	(1)	(1)
RMBS	89	(26)	(117)	(54)
CMBS	53	(71)	(5)	(23)
CDO/ABS	69	(36)	(752)	(719)
Total other bond securities	211	(133)	(875)	(797)
Equity securities available for sale	-	-	-	-
Other equity securities	14	-	(14)	-
Other invested assets	18	(2)	(53)	(37)
Total assets	$3,121	$(294)	$(3,222)	$(395)
Liabilities:
Policyholder contract deposits	$-	$270	$(12)	$258
Derivative liabilities, net	(3)	-	(80)	(83)
Long-term debt(b)	-	-	(3)	(3)
Total liabilities	$(3)	$270	$(95)	$172
Six Months Ended June 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions(c)	$223	$(22)	$(43)	$158
Non-U.S. governments	8	-	(4)	4
Corporate debt	188	(60)	(274)	(146)
RMBS	1,407	(165)	(1,318)	(76)
CMBS	142	(27)	(68)	47
CDO/ABS	861	(201)	(541)	119
Total bonds available for sale	2,829	(475)	(2,248)	106
Other bond securities:
RMBS	309	(10)	(79)	220
CMBS	-	(79)	(75)	(154)
CDO/ABS	226	(371)	(781)	(926)
Total other bond securities	535	(460)	(935)	(860)
Equity securities available for sale	-	(2)	(1)	(3)
Other invested assets	27	(587)	(29)	(589)
Total assets	$3,391	$(1,524)	$(3,213)	$(1,346)
Liabilities:
Policyholder contract deposits	$-	$185	$(1)	$184
Derivative liabilities, net	(17)	-	(240)	(257)
Long-term debt(b)	-	-	(18)	(18)
Total liabilities	$(17)	$185	$(259)	$(91)

(a)  There were no issuances during the three- and six-month periods ended June 30, 2016 and 2015, respectively.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2016 and 2015 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excluded $3 million of net gains and $10 million of net losses, related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2016, respectively, and included $8 million and $53 million, of net losses related to assets and liabilities transferred out of Level 3 during the three- and six-month periods ended June 30, 2016, respectively.

The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above contained no material net gains (losses) related to assets and liabilities transferred into or out of Level 3 during the three-month period ended June 30, 2015. The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excluded $18 million of net gains related to assets and liabilities transferred into Level 3, and included $3 million of net gains related to assets and liabilities transferred out of Level 3 during the six-month period ended June 30, 2015.

Transfers of Level 3 Assets

During the three- and six-month periods ended June 30, 2016 and 2015, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.  The transfers of investments in RMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

During the three- and six-month periods ended June 30, 2016 and 2015, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, CDO/ABS, RMBS and certain investments in municipal securities. Transfers of certain investments municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments.  Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and six-month periods ended June 30, 2016 and 2015.

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
Assets:

Obligations of states,
municipalities and
political subdivisions	$1,448	Discounted cash flow	Yield	3.44% - 4.29% (3.86%)

Corporate debt	386	Discounted cash flow	Yield	3.80% - 4.77% (4.29%)

RMBS(a)	17,238	Discounted cash flow	Constant prepayment rate	1.26% - 8.84% (5.05%)
			Loss severity	46.90% - 80.26% (63.58%)
			Constant default rate	3.41% - 9.02% (6.22%)
			Yield	2.78% - 6.07% (4.43%)

CDO/ABS(a)	3,017	Discounted cash flow	Yield	3.54% - 5.55% (4.54%)

CMBS	73	Discounted cash flow	Yield	1.32% - 2.73% (2.03%)

Liabilities:

Embedded derivatives
within Policyholder
contract deposits:

GMWB and GMAB	2,710	Discounted cash flow	Equity volatility	15.00% - 50.00%
			Base lapse rate	1.00% - 17.00%
			Dynamic lapse rate	0.20% - 25.50%
			Mortality multiplier(c)	80.00% - 104.27%
			Utilization rate	0.00% - 70.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	963	Discounted cash flow	Lapse rate	0.75% - 66.00%
			Mortality multiplier(c)	50.00% - 75.00%

Indexed Life	345	Discounted cash flow	Equity volatility	12.62% to 21.70%
			Base lapse rate	2.00% to 19.00%
			Mortality rate	0.00% to 40.00%

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2015	Technique	Unobservable Input(b)	(Weighted Average)
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

•    Base lapse rate assumptions are determined by company experience and are adjusted at the contract level using a dynamic lapse function, which reduces the base lapse rate when the contract is in-the-money (when the contract holder’s guaranteed value, as estimated by the company, is worth more than their underlying account value). Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. Increases in assumed lapse rates will generally decrease the fair value of the liability, as fewer policyholders would persist to collect guaranteed withdrawal amounts, but in certain scenarios, increases in assumed lapse rates may increase the fair value of the liability.

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

		June 30, 2016		December 31, 2015
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,560	$547	$1,774	$436

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	266	227	306	213

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	99	34	107	41

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	134	42	146	41

Other	Includes multi-strategy, mezzanine and other strategies	282	248	298	239
Total private equity funds		2,341	1,098	2,631	970
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	700	-	1,194	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	2,240	28	2,978	25

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	573	-	555	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	640	7	699	8

Emerging markets	Investments in the financial markets of developing countries	300	-	353	-

Other	Includes multi-strategy, relative value and other strategies	140	-	167	-
Total hedge funds		4,593	35	5,946	33
Total		$6,934	$1,133	$8,577	$1,003

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10‑year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one- or two‑year increments. At June 30, 2016, assuming average original expected lives of 10 years for the funds, 78 percent of the total fair value using NAV per share (or its equivalent) presented above would have expected remaining lives of three years or less, 10 percent between four and six years and 12 percent between seven and 10 years.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The hedge fund investments included above, which are carried at fair value, are generally redeemable monthly (14 percent), quarterly (41 percent), semi‑annually (12 percent) and annually (33 percent), with redemption notices ranging from one day to 180 days. At June 30, 2016, investments representing approximately 81 percent of the total fair value of these hedge fund investments had partial contractual redemption restrictions. These partial redemption restrictions are generally related to one or more investments held in the hedge funds that the fund manager deemed to be illiquid.  The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre‑defined end dates.  The majority of these restrictions are generally expected to be lifted by the end of 2017.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,

(in millions)	2016	2015	2016	2015
Assets:
Bond and equity securities	$248	$460	$298	$601
Alternative Investments(a)	33	118	(214)	263
Other, including Short-term investments	-	-	-	2
Liabilities:
Long-term debt(b)	(71)	131	(247)	55
Other liabilities	-	-	-	(3)
Total gain (loss)	$210	$709	$(163)	$918

(a) Includes certain hedge funds, private equity funds and other investment partnerships.

(b) Includes GIAs, notes, bonds and mortgages payable.

We recognized gains of $3 million and $8 million during the three- and six-month periods ended June 30, 2016, respectively, and gains of $5 million and $11 million during the three- and six-month periods ended June 30, 2015, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	June 30, 2016			December 31, 2015
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$11	$8	$3	$11	$9	$2
Liabilities:
Long-term debt*	$3,747	$2,594	$1,153	$3,670	$2,675	$995

*    Includes GIAs, notes, bonds, loans and mortgages payable.

Item 1 / NOTE 4. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value Measurements on a Non-Recurring Basis

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2016	2015	2016	2015
June 30, 2016
Other investments	$-	$-	$176	$176	$29	$27	$31	$52
Investments in life settlements	-	-	534	534	92	72	249	142
Other assets	-	-	1	1	9	4	9	8
Total	$-	$-	$711	$711	$130	$103	$289	$202
December 31, 2015
Other investments	$-	$-	$1,117	$1,117
Investments in life settlements	-	-	828	828
Other assets	-	-	129	129
Total	$-	$-	$2,074	$2,074

Fair Value Information About Financial Instruments Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
June 30, 2016
Assets:
Mortgage and other loans receivable	$-	$174	$32,795	$32,969	$31,250
Other invested assets	-	620	2,897	3,517	4,191
Short-term investments	-	8,385	-	8,385	8,385
Cash	1,784	-	-	1,784	1,784
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	366	126,279	126,645	111,459
Other liabilities	-	3,697	-	3,697	3,697
Long-term debt	-	25,918	4,693	30,611	29,582
December 31, 2015
Assets:
Mortgage and other loans receivable	$-	$198	$30,147	$30,345	$29,554
Other invested assets	-	563	2,880	3,443	4,169
Short-term investments	-	7,541	-	7,541	7,541
Cash	1,629	-	-	1,629	1,629
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	309	117,537	117,846	108,788
Other liabilities	-	2,852	-	2,852	2,852
Long-term debt	-	21,686	4,528	26,214	25,579

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
June 30, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$2,024	$245	$(2)	$2,267	$-
Obligations of states, municipalities and political subdivisions	26,244	2,560	(27)	28,777	-
Non-U.S. governments	18,559	1,643	(110)	20,092	-
Corporate debt	132,265	11,026	(1,130)	142,161	(37)
Mortgage-backed, asset-backed and collateralized:
RMBS	35,072	2,824	(452)	37,444	1,020
CMBS	14,103	928	(57)	14,974	78
CDO/ABS	16,183	398	(207)	16,374	37
Total mortgage-backed, asset-backed and collateralized	65,358	4,150	(716)	68,792	1,135
Total bonds available for sale(b)	244,450	19,624	(1,985)	262,089	1,098
Equity securities available for sale:
Common stock	796	332	(11)	1,117	-
Preferred stock	19	4	-	23	-
Mutual funds	431	71	-	502	-
Total equity securities available for sale	1,246	407	(11)	1,642	-
Total	$245,696	$20,031	$(1,996)	$263,731	$1,098
December 31, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$1,698	$155	$(9)	$1,844	$-
Obligations of states, municipalities and political subdivisions	26,003	1,424	(104)	27,323	19
Non-U.S. governments	17,752	805	(362)	18,195	-
Corporate debt	133,513	6,462	(3,987)	135,988	(87)
Mortgage-backed, asset-backed and collateralized:
RMBS	33,878	2,760	(411)	36,227	1,326
CMBS	13,139	561	(129)	13,571	185
CDO/ABS	14,985	360	(248)	15,097	39
Total mortgage-backed, asset-backed and collateralized	62,002	3,681	(788)	64,895	1,550
Total bonds available for sale(b)	240,968	12,527	(5,250)	248,245	1,482
Equity securities available for sale:
Common stock	913	1,504	(16)	2,401	-
Preferred stock	19	3	-	22	-
Mutual funds	447	53	(8)	492	-
Total equity securities available for sale	1,379	1,560	(24)	2,915	-
Total	$242,347	$14,087	$(5,274)	$251,160	$1,482

(a) Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(b) At June 30, 2016 and December 31, 2015, bonds available for sale held by us that were below investment grade or not rated totaled $35.8 billion and $34.9 billion, respectively.

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$51	$2	$12	$-	$63	$2
Obligations of states, municipalities and political
subdivisions	163	1	257	26	420	27
Non-U.S. governments	1,236	25	1,005	85	2,241	110
Corporate debt	8,058	302	9,098	828	17,156	1,130
RMBS	4,263	125	4,731	327	8,994	452
CMBS	620	29	639	28	1,259	57
CDO/ABS	4,936	104	2,888	103	7,824	207
Total bonds available for sale	19,327	588	18,630	1,397	37,957	1,985
Equity securities available for sale:
Common stock	142	10	2	1	144	11
Mutual funds	13	-	-	-	13	-
Total equity securities available for sale	155	10	2	1	157	11
Total	$19,482	$598	$18,632	$1,398	$38,114	$1,996
December 31, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$483	$9	$1	$-	$484	$9
Obligations of states, municipalities and political
subdivisions	2,382	87	268	17	2,650	104
Non-U.S. governments	4,327	203	832	159	5,159	362
Corporate debt	41,317	2,514	5,428	1,473	46,745	3,987
RMBS	7,215	133	4,318	278	11,533	411
CMBS	4,138	108	573	21	4,711	129
CDO/ABS	7,064	104	2,175	144	9,239	248
Total bonds available for sale	66,926	3,158	13,595	2,092	80,521	5,250
Equity securities available for sale:
Common stock	91	16	-	-	91	16
Mutual funds	200	8	-	-	200	8
Total equity securities available for sale	291	24	-	-	291	24
Total	$67,217	$3,182	$13,595	$2,092	$80,812	$5,274

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At June 30, 2016, we held 7,153 and 140 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 3,129 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2016 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
June 30, 2016	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,363	$8,501	$745	$734
Due after one year through five years	51,468	54,680	4,813	4,616
Due after five years through ten years	50,399	53,104	7,253	6,779
Due after ten years	68,862	77,012	8,338	7,751
Mortgage-backed, asset-backed and collateralized	65,358	68,792	18,793	18,077
Total	$244,450	$262,089	$39,942	$37,957
December 31, 2015
Due in one year or less	$9,176	$9,277	$1,122	$1,103
Due after one year through five years	47,230	49,196	9,847	9,494
Due after five years through ten years	54,120	54,459	22,296	20,686
Due after ten years	68,440	70,418	26,235	23,755
Mortgage-backed, asset-backed and collateralized	62,002	64,895	26,271	25,483
Total	$240,968	$248,245	$85,771	$80,521

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$217	$93	$194	$59	$404	$642	$343	$177
Equity securities	980	6	24	3	1,012	14	520	8
Total	$1,197	$99	$218	$62	$1,416	$656	$863	$185

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the three and six-month periods ended June 30, 2016, the aggregate fair value of available for sale securities sold was $8.3 billion and $14.4 billion, respectively, which resulted in net realized capital gains of $1.1 billion and net realized capital gains of $760 million, respectively.

For the three and six-month periods ended June 30, 2015, the aggregate fair value of available for sale securities sold was $7.1 billion and $14.0 billion, respectively, which resulted in net realized capital gains of $156 million and $678 million, respectively.

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	June 30, 2016		December 31, 2015
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$3,595	23%	$3,369	19%
Obligations of states, municipalities and political subdivisions	-	-	75	-
Non-U.S. governments	55	-	50	-
Corporate debt	1,967	12	2,035	12
Mortgage-backed, asset-backed and collateralized:
RMBS	1,925	12	2,230	13
CMBS	666	4	750	4
CDO/ABS and other collateralized*	7,127	45	8,273	47
Total mortgage-backed, asset-backed and collateralized	9,718	61	11,253	64
Total fixed maturity securities	15,335	96	16,782	95
Equity securities	661	4	921	5
Total	$15,996	100%	$17,703	100%

* Includes $557 million and $712 million of U.S. Government agency-backed ABS at June 30, 2016 and December 31, 2015, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	June 30,	December 31,
(in millions)	2016	2015
Alternative investments(a) (b)	$14,972	$18,150
Investment real estate(c)	7,340	6,579
Aircraft asset investments(d)	427	477
Investments in life settlements	3,565	3,606
All other investments	1,041	982
Total	$27,345	$29,794

(a) At June 30, 2016, includes hedge funds of $8.3 billion, private equity funds of $6.0 billion, and affordable housing partnerships of $633 million. At December 31, 2015, includes hedge funds of $10.9 billion, private equity funds of $6.5 billion, and affordable housing partnerships of $701 million.

(b) Approximately 59 percent of our hedge fund portfolio is available for redemption in 2016, an additional 24 percent and 10 percent will be available in 2017 and 2018, respectively.

(c) Net of accumulated depreciation of $579 million and $668 million in June 30, 2016 and December 31, 2015, respectively.

(d) Consists of investments in aircraft equipment held in consolidated trusts.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Fixed maturity securities, including short-term investments	$2,992	$2,800	$5,928	$5,683
Equity securities	(22)	66	(44)	81
Interest on mortgage and other loans	376	347	765	686
Alternative investments*	310	658	(56)	1,244
Real estate	35	24	88	50
Other investments	101	48	238	189
Total investment income	3,792	3,943	6,919	7,933
Investment expenses	109	117	223	269
Net investment income	$3,683	$3,826	$6,696	$7,664

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

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Sales of fixed maturity securities	$124	$135	$(238)	$166
Sales of equity securities	974	21	998	512
Other-than-temporary impairments:
Severity	(3)	-	(5)	(2)
Change in intent	(4)	(88)	(33)	(112)
Foreign currency declines	(1)	(3)	(7)	(32)
Issuer-specific credit events	(95)	(70)	(226)	(138)
Adverse projected cash flows	(5)	(3)	(41)	(8)
Provision for loan losses	(30)	(13)	-	11
Foreign exchange transactions	(38)	66	(558)	320
Derivatives and hedge accounting	170	288	97	496
Impairments on investments in life settlements	(92)	(72)	(249)	(142)
Other*	42	(135)	198	396
Net realized capital gains (losses)	$1,042	$126	$(64)	$1,467

* Includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial Inc. for the six months ended June 30, 2016 and $357 million of realized gains due to the sale of common shares of SpringLeaf Holdings, $428 million of realized gains due to the sale of Class B shares of Prudential Financial Inc. and $463 million of realized losses due to the sale of ordinary shares of AerCap for the six months ended June 30, 2015.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$5,584	$(6,559)	$10,362	$(4,403)
Equity securities	(1,045)	287	(1,140)	(95)
Other investments	(66)	(37)	(214)	(540)
Total Increase (decrease) in unrealized appreciation (depreciation) of investments	$4,473	$(6,309)	$9,008	$(5,038)

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

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Balance, beginning of period	$1,523	$2,466	$1,747	$2,659
Increases due to:
Credit impairments on new securities subject to impairment losses	13	35	123	50
Additional credit impairments on previously impaired securities	74	25	129	47
Reductions due to:
Credit impaired securities fully disposed of for which there was no
prior intent or requirement to sell	(93)	(108)	(243)	(150)
Accretion on securities previously impaired due to credit*	(219)	(180)	(458)	(368)
Balance, end of period	$1,298	$2,238	$1,298	$2,238

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$34,940
Cash flows expected to be collected*	28,437
Recorded investment in acquired securities	19,059

* Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	June 30, 2016	December 31, 2015
Outstanding principal balance	$17,173	$16,871
Amortized cost	12,397	12,303
Fair value	12,992	13,164

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Balance, beginning of period	$6,622	$6,765	$6,846	$6,865
Newly purchased PCI securities	245	170	451	415
Disposals	-	(13)	-	(13)
Accretion	(209)	(221)	(423)	(441)
Effect of changes in interest rate indices	60	(6)	(239)	(144)
Net reclassification from (to) non-accretable difference,
including effects of prepayments	325	138	408	151
Balance, end of period	$7,043	$6,833	$7,043	$6,833

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	June 30, 2016	December 31, 2015
Fixed maturity securities available for sale	$1,704	$1,145
Other bond securities, at fair value	$2,093	$1,740

At June 30, 2016 and December 31, 2015, amounts borrowed under repurchase and securities lending agreements totaled $3.8 billion and $2.9 billion, respectively.

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2016
Other bond securities:
U.S. government and government sponsored entities	$116	$-	$-	$-	$-	$116
Non-U.S. governments	-	-	-	55	-	55
Corporate debt	-	73	734	980	120	1,907
Total	$116	$73	$734	$1,035	$120	$2,078

December 31, 2015
Bonds available for sale:
Non-U.S. governments	$-	$50	$-	$-	$-	$50
Other bond securities:
Non-U.S. governments	-	-	-	49	-	49
Corporate debt	-	33	332	1,326	-	1,691
Total	$-	$83	$332	$1,375	$-	$1,790

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2016
Bonds available for sale:
Corporate debt	$-	$285	$713	$243	$20	$1,261
RMBS	-	241	201	-	-	442
Other bond securities:
RMBS	-	9	7	-	-	16
Total	$-	$535	$921	$243	$20	$1,719

December 31, 2015
Bonds available for sale:
Non-U.S. governments	$-	$-	$57	$-	$-	$57
Corporate debt	-	-	914	-	-	914
RMBS	-	-	-	124	-	124
Total	$-	$-	$971	$124	$-	$1,095

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	June 30, 2016	December 31, 2015
Securities collateral pledged to us	$1,489	$1,742
Amount sold or repledged by us	$105	$-

Insurance – Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $5.1 billion and $4.9 billion at June 30, 2016 and December 31, 2015, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $107 million and $47 million of stock in FHLBs at June 30, 2016 and December 31, 2015, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $3.5 billion and $1.2 billion at June 30, 2016 and December 31, 2015, respectively, associated with advances from the FHLBs.

Item 1 / NOTE 5. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $2.3 billion and $2.4 billion at June 30, 2016 and December 31, 2015, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Short-term investments held in escrow accounts or otherwise subject to restriction as to their use were $507 million and $439 million at June 30, 2016 and December 31, 2015, respectively.

6. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable, net:

	June 30,	December 31,
(in millions)	2016	2015
Commercial mortgages*	$22,904	$22,067
Residential mortgages	3,307	2,758
Commercial loans, other loans and notes receivable	2,820	2,451
Life insurance policy loans	2,538	2,597
Total mortgage and other loans receivable	31,569	29,873
Allowance for credit losses	(308)	(308)
Mortgage and other loans receivable, net	$31,261	$29,565

* Commercial mortgages primarily represent loans for offices, retail properties and apartments, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 24 percent and 12 percent, respectively, at June 30, 2016, and 22 percent and 12 percent, respectively, at December 31, 2015).

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
June 30, 2016
Loan-to-Value Ratios(b)
Less than 65%	$12,105	$1,873	$139	$14,117
65% to 75%	5,660	352	43	6,055
76% to 80%	1,445	164	84	1,693
Greater than 80%	576	267	196	1,039
Total commercial mortgages	$19,786	$2,656	$462	$22,904

December 31, 2015
Loan-to-Value Ratios(b)
Less than 65%	$10,283	$1,704	$150	$12,137
65% to 75%	6,361	611	45	7,017
76% to 80%	1,370	169	81	1,620
Greater than 80%	646	226	421	1,293
Total commercial mortgages	$18,660	$2,710	$697	$22,067

(a) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest.

Item 1 / NOTE 6. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(b) The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan.

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
June 30, 2016
Credit Quality Performance Indicator:
In good standing	802	$4,342	$7,647	$4,995	$1,713	$2,454	$1,450	$22,601	99%
Restructured(a)	8	-	235	19	-	16	-	270	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	7	3	12	-	-	6	12	33	-
Total(b)	817	$4,345	$7,894	$5,014	$1,713	$2,476	$1,462	$22,904	100%
Allowance for credit losses:
Specific		$-	$4	$1	$6	$1	$-	$12	-%
General		48	55	44	6	21	12	186	1
Total allowance for credit losses		$48	$59	$45	$12	$22	$12	$198	1%
December 31, 2015
Credit Quality Performance Indicator:
In good standing	830	$3,916	$7,484	$4,809	$1,902	$2,082	$1,435	$21,628	98%
Restructured(a)	9	-	156	25	6	16	6	209	1
90 days or less delinquent	1	-	-	4	-	-	-	4	-
>90 days delinquent or in
process of foreclosure	9	3	205	-	6	-	12	226	1
Total(b)	849	$3,919	$7,845	$4,838	$1,914	$2,098	$1,453	$22,067	100%
Allowance for credit losses:
Specific		$-	$16	$1	$6	$1	$-	$24	-%
General		35	47	29	8	15	13	147	1
Total allowance for credit losses		$35	$63	$30	$14	$16	$13	$171	1%

(a) Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings, see Note 6 to the Consolidated Financial Statements in the 2015 Annual Report.

(b) Does not reflect allowance for credit losses.

(c)  Approximately all of the commercial mortgages held at such respective dates were current as to payments of principal and interest.  There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.

Item 1 / NOTE 6. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Allowance for Credit Losses

See Note 6 to the Consolidated Financial Statements in the 2015 Annual Report for a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2016			2015
Six Months Ended June 30,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$171	$137	$308	$159	$112	$271
Loans charged off	(13)	-	(13)	(4)	(1)	(5)
Recoveries of loans previously charged off	11	-	11	3	1	4
Net charge-offs	(2)	-	(2)	(1)	-	(1)
Provision for loan losses	29	(27)	2	(9)	(3)	(12)
Other	-	-	-	2	2	4
Allowance, end of period	$198 *	$110	$308	$151 *	$111	$262

* Of the total allowance, $12 million and $30 million relate to individually assessed credit losses on $352 million and $570 million of commercial mortgages at June 30, 2016 and 2015, respectively.

During the six-month periods ended June 30, 2016 and 2015, loans with a carrying value of $84 million and $97 million, respectively, were modified in troubled debt restructurings.

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

Item 1 / NOTE 7. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles	Structured Investment Vehicle	Affordable Housing Partnerships	Other	Total
June 30, 2016
Assets:
Bonds available for sale	$-	$10,116	$-	$-	$8	$10,124
Other bond securities	-	5,254	334	-	6	5,594
Mortgage and other loans receivable	1	1,654	-	-	118	1,773
Other invested assets	2,043	427	-	2,848	25	5,343
Other (a)	570	912	78	296	168	2,024
Total assets(b)	$2,614	$18,363	$412	$3,144	$325	$24,858
Liabilities:
Long-term debt	$1,538	$845	$52	$1,639	$6	$4,080
Other (c)	216	216	-	235	142	809
Total liabilities	$1,754	$1,061	$52	$1,874	$148	$4,889
December 31, 2015
Assets:
Bonds available for sale	$-	$10,309	$-	$-	$15	$10,324
Other bond securities	-	5,756	387	-	24	6,167
Mortgage and other loans receivable	1	1,960	-	-	132	2,093
Other invested assets	489	477	-	2,608	24	3,598
Other (a)	29	1,349	94	293	159	1,924
Total assets(b)	$519	$19,851	$481	$2,901	$354	$24,106
Liabilities:
Long-term debt	$-	$1,025	$53	$1,513	$6	$2,597
Other(c)	34	236	1	214	71	556
Total liabilities	$34	$1,261	$54	$1,727	$77	$3,153

(a) Comprised primarily of Short-term investments and Other assets at June 30, 2016 and December 31, 2015.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities and Derivative liabilities, at fair value, at June 30, 2016 and December 31, 2015.

(d) At June 30, 2016 and December 31, 2015, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $119 million and $131 million, respectively.

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

Item 1 / NOTE 7. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(a)	Sheet		Total
June 30, 2016
Real estate and investment entities(d)	$425,402	$12,346	$2,166		$14,512
Affordable housing partnerships	4,908	825	-		825
Other	4,346	339	779	(b)	1,118
Total (c)	$434,656	$13,510	$2,945		$16,455
December 31, 2015
Real estate and investment entities(d)	$21,951	$3,072	$398		$3,470
Affordable housing partnerships	5,255	774	-		774
Other	1,110	215	1,000	(b)	1,215
Total	$28,316	$4,061	$1,398		$5,459

(a) At June 30, 2016 and December 31, 2015, $ 13.0 billion and $3.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the notional amounts of our derivative instruments and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2016				December 31, 2015
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$519	$4	$520	$3	$301	$1	$725	$2
Foreign exchange contracts	5,081	455	852	32	2,903	207	914	56
Equity contracts	120	1	-	-	-	-	121	23
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	68,331	5,025	30,817	3,023	45,846	3,161	65,733	2,197
Foreign exchange contracts	11,131	1,041	7,784	1,419	9,472	559	8,900	1,148
Equity contracts	11,046	278	7,478	5	6,656	177	5,028	45
Credit contracts(b)	4	3	967	376	4	3	1,289	508
Other contracts(c)	38,793	23	192	125	37,586	23	203	69
Total derivatives, gross	$135,025	$6,830	$48,610	$4,983	$102,768	$4,131	$82,913	$4,048
Counterparty netting(d)		(2,192)		(2,192)		(1,268)		(1,268)
Cash collateral(e)		(3,233)		(738)		(1,554)		(760)
Total derivatives on condensed
consolidated balance sheets(f)		$1,405		$2,053		$1,309		$2,020

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) As of June 30, 2016 and December 31, 2015, included CDSs on super senior multi-sector CDOs with a net notional amount of $0.9 billion and $1.1 billion (fair value liability of $353 million and $483 million), respectively. The expected weighted average maturity as of June 30, 2016 is six years. Because of long-term maturities of the CDSs in the portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the portfolio. As of June 30, 2016 and December 31, 2015, there were no super senior corporate debt/CLOs remaining.

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e) Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes Embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated Embedded derivatives was $0 at both June 30, 2016 and December 31, 2015. Fair value of liabilities related to bifurcated Embedded derivatives was $4.1 billion and $2.3 billion, respectively, at June 30, 2016 and December 31, 2015. A bifurcated Embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

Collateral posted by us to third parties for derivative transactions was $3.1 billion and $3.0 billion at June 30, 2016 and December 31, 2015, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $3.3 billion and $1.6 billion at June 30, 2016 and December 31, 2015, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three- and six-month periods ended June 30, 2016, we recognized losses of $4 million and $9 million, respectively, and for the three- and six-month periods ended June 30, 2015, we recognized gains (losses) of $(21) million and $73 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

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

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

Gains/(Losses) Recognized in Earnings for:			Including Gains/(Losses) Attributable to:
Hedging		Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Three Months Ended June 30, 2016
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	5	-	-	5
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	389	(345)	-	43	1
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	5	-	-	5
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	10	(7)	-	3	-
Three Months Ended June 30, 2015
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	2	-	-	2
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	(60)	73	-	13	-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	4	-	-	4
Gain/(Loss) on extinguishment of debt	-	1	-	-	1
Equity contracts:
Realized capital gains/(losses)	(13)	13	-	-	-

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Gains/(Losses) Recognized in Earnings for:			Including Gains/(Losses) Attributable to:
Hedging		Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Six Months Ended June 30, 2016
Interest rate contracts:
Realized capital gains/(losses)	$1	$(7)	$-	$-	$(6)
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	7	-	-	7
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	423	(409)	-	14	-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	12	-	-	12
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	20	(19)	-	1	-
Six Months Ended June 30, 2015
Interest rate contracts:
Realized capital gains/(losses)	$1	$(1)	$-	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	5	-	-	5
Gain/(Loss) on extinguishment of debt	-	13	-	-	13
Foreign exchange contracts:
Realized capital gains/(losses)	72	(56)	-	13	3
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	10	-	-	10
Gain/(Loss) on extinguishment of debt	-	17	-	-	17
Equity contracts:
Realized capital gains/(losses)	(19)	18	-	(1)	-

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

Item 1 / NOTE 8. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
By Derivative Type:
Interest rate contracts	$603	$(427)	$1,373	$(71)
Foreign exchange contracts	182	(52)	154	270
Equity contracts	(141)	(31)	(272)	(120)
Commodity contracts	-	-	-	(1)
Credit contracts	28	13	34	160
Other contracts	20	(35)	36	(13)
Embedded derivatives	(513)	846	(1,285)	673
Total	$179	$314	$40	$898
By Classification:
Policy fees	$20	$20	$40	$39
Net investment income	13	(13)	12	14
Net realized capital gains	123	305	88	476
Other income (losses)	18	8	(112)	370
Policyholder benefits and claims incurred	5	(6)	12	(1)
Total	$179	$314	$40	$898

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk-related contingent features that were in a net liability position at both June 30, 2016 and December 31, 2015, was approximately $2.0 billion. The aggregate fair value of assets posted as collateral under these contracts at both June 30, 2016 and December 31, 2015, was approximately $2.1 billion.

We estimate that at June 30, 2016, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB+, BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $137 million.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of June 30, 2016. Factors considered in estimating the termination payments upon downgrade include current market conditions and the terms of the respective CSA provisions. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $5.1 billion and $5.7 billion at June 30, 2016 and December 31, 2015, respectively. These securities have par amounts of $10.6 billion and $11.2 billion at June 30, 2016 and December 31, 2015, respectively, and have remaining stated maturity dates that extend to 2052.

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

Individual Securities Litigations. Between November 18, 2011 and February 9, 2015, eleven separate, though similar, securities actions (Individual Securities Litigations) were filed asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP. Two of the actions were voluntarily dismissed. On September 10, 2015, the Southern District of New York granted AIG’s motion to dismiss some of the claims in the Individual Securities Litigations in whole or in part. AIG has settled eight of the nine remaining actions.

On March 27, 2015, an additional securities action was filed in state court in Orange County, California asserting a claim against AIG pursuant to Section 11 of the Securities Act (the California Action) that is substantially similar to those in the Consolidated 2008 Securities Litigation and the remaining Individual Securities Litigation pending in the Southern District of New York.  On July 10, 2015, AIG filed a motion to stay the California Action. On September 18, 2015, the court denied AIG’s motion to stay the California Action. On October 23, 2015, AIG filed an appeal of the court’s denial. On January 28, 2016, the California appellate court summarily denied AIG’s appeal. On February 8, 2016, AIG filed a petition for review in the California Supreme Court, which was denied on March 30, 2016. On April 11, 2016, AIG filed a demurrer to dismiss all of the claims asserted in the California Action. On May 31, 2016, the court overruled AIG’s demurrer in the California Action. On June 24, 2016, AIG filed a petition for writ of mandate in appellate court of the court’s decision overruling AIG’s demurrer.

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

Item 1 / NOTE 9. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

False Claims Act Complaint

On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a first amended complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The first amended complaint alleged that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and Maiden Lane II LLC and Maiden Lane III LLC entities (the Maiden Lane Interests) through, among other things, misrepresenting AIG’s ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The first amended complaint sought unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys’ fees, costs and expenses. The complaint and the first amended complaint were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the first amended complaint on AIG on July 11, 2011. On April 19, 2013, the Court granted AIG’s motion to dismiss, dismissing the first amended complaint in its entirety, without prejudice, giving the Relators the opportunity to file a second amended complaint. On May 24, 2013, the Relators filed a second amended complaint, which attempted to plead the same claims as the prior complaints and did not specify an amount of alleged damages. AIG and its co-defendants filed motions to dismiss the second amended complaint on August 9, 2013. On March 29, 2014, the Court dismissed the second amended complaint with prejudice. On April 30, 2014, the Relators filed a Notice of Appeal to the Ninth Circuit. On May 5, 2016, the Ninth Circuit affirmed the decision of the trial court. We are unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation.

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

On August 15, 2012, the trial court entered an order granting plaintiffs’ motion for class certification, and on September 12, 2014, the Alabama Supreme Court affirmed that order. AIG and the other defendants’ petition for rehearing of that decision was denied on February 27, 2015. The matter was remanded to the trial court for general discovery and adjudication of the merits. On November 24, 2015, the trial court ruled that the defendants had a duty to disclose the amount of insurance available at the settlement approval hearings and that the defendants breached that duty. The parties have settled this matter in principle, subject to formal documentation and court approval. Preliminary approval of the settlement was entered by the trial

Item 1 / NOTE 9. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

court on June 1, 2016.  The hearing on final approval is expected in the third quarter. We have accrued our current estimate of loss with respect to this litigation.

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

In connection with a multi‑state examination of certain accident and health products, including travel products, issued by National Union Fire Insurance Company of Pittsburgh, Pa. (National Union), AIG Property Casualty Inc. (formerly Chartis Inc.), on behalf of itself, National Union, and certain of AIG Property Casualty Inc.’s insurance and non‑insurance companies (collectively, the AIG PC parties) entered into a Regulatory Settlement Agreement with regulators from 50 U.S. jurisdictions effective November 29, 2012. Under the agreement, and without admitting any liability for the issues raised in the examination, the AIG PC parties (i) paid a civil penalty of $50 million, (ii) entered into a corrective action plan describing agreed‑upon specific steps and standards for evaluating the AIG PC parties’ ongoing compliance with laws and regulations governing the issues identified in the examination, and (iii) agreed to pay a contingent fine in the event that the AIG PC parties fail to satisfy certain terms of the corrective action plan. On April 29, 2016, National Union and other AIG companies achieved a settlement in principle of civil litigation relating to the conduct of their accident and health business, subject to formal documentation and court approval.  We have accrued our current estimate of loss with respect to this settlement. On May 23, 2016, the managing lead state in the multi-state examination ordered that the companies subject to the Regulatory Settlement Agreement have “complied with the terms” of the Regulatory Settlement Agreement and that no contingent fine or civil penalty would be due.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $3.2 billion at June 30, 2016.

Item 1 / NOTE 9. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at June 30, 2016 was $208 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Other

•      See Note 7 to the Condensed Consolidated Financial Statements for additional discussion of commitments and guarantees associated with VIEs.

•     See Note 8 to the Condensed Consolidated Financial Statements for additional disclosures about derivatives.

•     See Note 14 to the Condensed Consolidated Financial Statements for additional disclosures about guarantees of outstanding debt.

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. EQUITY

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Six Months Ended June 30, 2016
Shares, beginning of year	1,906,671,492	(712,754,875)	1,193,916,617
Shares issued	-	2,017,200	2,017,200
Shares repurchased	-	(113,244,455)	(113,244,455)
Shares, end of period	1,906,671,492	(823,982,130)	1,082,689,362

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

On March 28, 2016, we paid a dividend of $0.32 per share on AIG Common Stock to shareholders of record on March 14, 2016.  On June 27, 2016, we paid a dividend of $0.32 per share on AIG Common Stock to shareholders of record on June 13, 2016.

See Note 18 to the Consolidated Financial Statements in the 2015 Annual Report for a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries.

Repurchase of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On February 11, 2016, our Board of Directors authorized an additional increase of $5.0 billion to its previous share repurchase authorization. As of June 30, 2016, approximately $1.8 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

We repurchased approximately 113 million shares of AIG Common Stock in the six-month period ended June 30, 2016 for an aggregate purchase price of approximately $6.2 billion, and we repurchased 15 million warrants to purchase shares of AIG Common Stock for an aggregate purchase price of $263 million.

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The timing of any future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment

(in millions)					Total
Balance, December 31, 2015, net of tax	$696	$5,566	$(2,879)	$(846)	$2,537
Change in unrealized appreciation (depreciation) of investments	(491)	9,499	-	-	9,008
Change in deferred policy acquisition costs adjustment and other	(8)	(682)	-	-	(690)
Change in future policy benefits	-	(1,583)	-	-	(1,583)
Change in foreign currency translation adjustments	-	-	158	-	158
Change in net actuarial loss	-	-	-	11	11
Change in prior service cost	-	-	-	(13)	(13)
Change in deferred tax asset (liability)	172	(1,398)	63	(6)	(1,169)
Total other comprehensive income (loss)	(327)	5,836	221	(8)	5,722
Noncontrolling interests	-	-	-	-	-
Balance, June 30, 2016, net of tax	$369	$11,402	$(2,658)	$(854)	$8,259

Balance, December 31, 2014, net of tax	$1,043	$12,327	$(1,784)	$(969)	$10,617
Change in unrealized depreciation of investments	(195)	(4,843)	-	-	(5,038)
Change in deferred policy acquisition costs adjustment and other	(9)	495	-	-	486
Change in future policy benefits	92	804	-	-	896
Change in foreign currency translation adjustments	-	-	(684)	-	(684)
Change in net actuarial loss	-	-	-	91	91
Change in prior service credit	-	-	-	(23)	(23)
Change in deferred tax asset (liability)	4	1,092	188	(12)	1,272
Total other comprehensive income (loss)	(108)	(2,452)	(496)	56	(3,000)
Noncontrolling interests	-	-	(3)	-	(3)
Balance, June 30, 2015, net of tax	$935	$9,875	$(2,277)	$(913)	$7,620

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the other comprehensive income reclassification adjustments for the three-month periods ended June 30, 2016 and 2015, respectively:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment

(in millions)					Total
Three Months Ended June 30, 2016
Unrealized change arising during period	$59	$4,277	$290	$(11)	$4,615
Less: Reclassification adjustments
included in net income	25	1,038	-	(4)	1,059
Total other comprehensive income (loss),
before income tax expense (benefit)	34	3,239	290	(7)	3,556
Less: Income tax expense (benefit)	12	830	(23)	3	822
Total other comprehensive income (loss),
net of income tax expense (benefit)	$22	$2,409	$313	$(10)	$2,734
Three Months Ended June 30, 2015
Unrealized change arising during period	$35	$(4,475)	$(52)	$14	$(4,478)
Less: Reclassification adjustments
included in net income	46	99	-	(23)	122
Total other comprehensive income (loss),
before income tax expense (benefit)	(11)	(4,574)	(52)	37	(4,600)
Less: Income tax expense (benefit)	25	(1,583)	(15)	10	(1,563)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(36)	$(2,991)	$(37)	$27	$(3,037)
Six Months Ended June 30, 2016
Unrealized change arising during period	$(399)	$7,917	$158	$(10)	$7,666
Less: Reclassification adjustments
included in net income	100	683	-	(8)	775
Total other comprehensive income (loss),
before income tax expense (benefit)	(499)	7,234	158	(2)	6,891
Less: Income tax expense (benefit)	(172)	1,398	(63)	6	1,169
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(327)	$5,836	$221	$(8)	$5,722
Six Months Ended June 30, 2015
Unrealized change arising during period	$(57)	$(2,968)	$(684)	$21	$(3,688)
Less: Reclassification adjustments
included in net income	55	576	-	(47)	584
Total other comprehensive income (loss),
before income tax expense (benefit)	(112)	(3,544)	(684)	68	(4,272)
Less: Income tax expense (benefit)	(4)	(1,092)	(188)	12	(1,272)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(108)	$(2,452)	$(496)	$56	$(3,000)

Item 1 / NOTE 10. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Three Months Ended June 30,
(in millions)	2016	2015
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken

Investments	$25	$46	Other realized capital gains
Total	25	46
Unrealized appreciation (depreciation) of all other investments
Investments	1,074	112	Other realized capital gains
Deferred acquisition costs adjustment	(36)	(30)	Amortization of deferred policy acquisition costs
Future policy benefits	-	17	Policyholder benefits and losses incurred
Total	1,038	99
Change in retirement plan liabilities adjustment
Prior - service cost	5	11	*
Actuarial losses	(9)	(34)	*
Total	(4)	(23)
Total reclassifications for the period	$1,059	$122
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Six Months Ended June 30,
(in millions)	2016	2015
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken

Investments	$100	$55	Other realized capital gains
Total	100	55
Unrealized appreciation (depreciation) of all other investments
Investments	661	624	Other realized capital gains
Deferred acquisition costs adjustment	22	(65)	Amortization of deferred policy acquisition costs
Future policy benefits	-	17	Policyholder benefits and losses incurred
Total	683	576
Change in retirement plan liabilities adjustment
Prior - service cost	9	23	*
Actuarial losses	(17)	(70)	*
Total	(8)	(47)	-
Total reclassifications for the period	$775	$584	-

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share data)	2016	2015	2016	2015
Numerator for EPS:
Income from continuing operations	$1,934	$1,775	$1,778	$4,251
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	11	(9)	(9)	-
Income attributable to AIG common shareholders from continuing operations	1,923	1,784	1,787	4,251
Income (loss) from discontinued operations, net of income tax expense	(10)	16	(57)	17
Net income attributable to AIG common shareholders	1,913	1,800	1,730	4,268
Denominator for EPS:
Weighted average shares outstanding - basic	1,113,587,927	1,329,157,366	1,135,068,193	1,347,452,833
Dilutive shares	26,458,046	36,233,065	28,021,555	28,873,138
Weighted average shares outstanding - diluted*	1,140,045,973	1,365,390,431	1,163,089,748	1,376,325,971
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.73	$1.34	$1.57	$3.16
Income (loss) from discontinued operations	$(0.01)	$0.01	$(0.05)	$0.01
Net income attributable to AIG	$1.72	$1.35	$1.52	$3.17
Diluted:
Income from continuing operations	$1.69	$1.31	$1.54	$3.09
Income (loss) from discontinued operations	$(0.01)	$0.01	$(0.05)	$0.01
Net income attributable to AIG	$1.68	$1.32	$1.49	$3.10

*   Dilutive shares include our share‑based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of shares excluded from diluted shares outstanding was 0.1 million and 0.3 million for the three- and six-month periods ended June 30, 2016, respectively, and 0.2 million and 0.3 million for the three- and six-month periods ended June 30, 2015, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

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

Beginning in 2016, interest cost for pension and postretirement benefits for our U.S. plans and largest non-U.S. plans is measured by applying the specific spot rates along the yield curve to the plans’ corresponding discounted cash flows that

Item 1 / NOTE 12. EMPLOYEE BENEFITS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

comprise the obligation (the Spot Rate Approach). This method provides a more precise measurement of interest cost by aligning the timing of the plans’ discounted cash flows to the corresponding spot rates on the yield curve. Previously, we measured interest cost utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations.

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended June 30, 2016
Components of net periodic benefit cost:
Service cost	$5	$7	$12	$-	$1	$1
Interest cost	45	5	50	2	1	3
Expected return on assets	(74)	(6)	(80)	-	-	-
Amortization of prior service credit	-	-	-	(3)	-	(3)
Amortization of net loss	6	2	8	-	-	-
Curtailment gain	-	(1)	(1)	-	-	-
Net periodic benefit (income) cost	$(18)	$7	$(11)	$(1)	$2	$1
Three Months Ended June 30, 2015
Components of net periodic benefit cost:
Service cost	$51	$10	$61	$1	$1	$2
Interest cost	55	6	61	2	-	2
Expected return on assets	(72)	(6)	(78)	-	-	-
Amortization of prior service credit	(8)	-	(8)	(2)	-	(2)
Amortization of net loss	33	2	35	-	-	-
Curtailment gain	-	(1)	(1)	-	-	-
Net periodic benefit cost	$59	$11	$70	$1	$1	$2
Six Months Ended June 30, 2016
Components of net periodic benefit cost:
Service cost	$9	$15	$24	$1	$2	$3
Interest cost	91	10	101	3	2	5
Expected return on assets	(147)	(13)	(160)	-	-	-
Amortization of prior service credit	-	-	-	(5)	-	(5)
Amortization of net loss	12	4	16	-	-	-
Curtailment gain	-	(3)	(3)	-	-	-
Net periodic benefit (income) cost	$(35)	$13	$(22)	$(1)	$4	$3
Six Months Ended June 30, 2015
Components of net periodic benefit cost:
Service cost	$103	$21	$124	$3	$2	$5
Interest cost	110	12	122	4	1	5
Expected return on assets	(144)	(12)	(156)	-	-	-
Amortization of prior service credit	(16)	(1)	(17)	(5)	-	(5)
Amortization of net loss	65	5	70	-	-	-
Curtailment gain	-	(1)	(1)	-	-	-
Net periodic benefit cost	$118	$24	$142	$2	$3	$5

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

Interim Tax Expense (Benefit)

For the three-month period ended June 30, 2016, the effective tax rate on income from continuing operations was 32.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, partially offset by increases in the deferred tax asset valuation allowances associated with certain foreign jurisdictions.

For the six-month period ended June 30, 2016, the effective tax rate on income from continuing operations was 32.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income, the impact of an agreement reached with the Internal Revenue Service (IRS) related to certain tax issues under audit and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, partially offset by a tax charge and related interest associated with increases in uncertain tax positions related to cross border financing transactions.

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income of our non-life companies can be offset by the net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of June 30, 2016, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

For the three- and six-month periods ended June 30, 2016, recent changes in market conditions, including falling interest rates, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a net deferred tax liability related to net unrealized tax capital gains. Accordingly, as of June 30, 2016, based on all available evidence, we concluded that the valuation allowance should be released. As a result, for the three- and six-month periods ended June 30, 2016, we released $350 million and $1.2 billion, respectively, of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, all of which was recognized in other comprehensive income.

During the three- and six-month periods ended June 30, 2016, we recognized a net increase of $35 million and $1 million, respectively, in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions over the relevant carryforward periods. The six-month period ended June 30, 2016 also included a decrease in our deferred tax asset valuation allowance resulting from changes in projections of taxable income.

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

Accounting for Uncertainty in Income Taxes

At June 30, 2016 and December 31, 2015, our unrecognized tax benefits, excluding interest and penalties, were $4.5 billion and $4.3 billion, respectively. The six-month period ended June 30, 2016, reflects an increase in amounts associated with cross border financing transactions, partially offset by benefits realized due to an agreement reached with the IRS related to certain tax issues under audit. At both June 30, 2016 and December 31, 2015, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather the permissibility, of the deduction were $0.1 billion.  Accordingly, at June 30, 2016 and December 31, 2015, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.4 billion and $4.2 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.  At both June 30, 2016 and December 31, 2015, we had accrued liabilities of $1.2 billion for the payment of interest (net of the federal benefit) and penalties. For the six-month period ended June 30, 2016, we accrued benefits of $48 million for the payment of interest and penalties primarily related to benefits associated with an agreement reached with the IRS related to certain tax issues under audit, partially offset by an increase associated with cross border financing transactions. For the six-month period ended June 30, 2015, we accrued benefits of $15 million.

We regularly evaluate adjustments proposed by taxing authorities. At June 30, 2016, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

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

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
June 30, 2016
Assets:
Short-term investments	$3,727	$-	$12,769	$(4,162)	$12,334
Other investments(a)	5,790	-	332,543	-	338,333
Total investments	9,517	-	345,312	(4,162)	350,667
Cash	12	6	1,766	-	1,784
Loans to subsidiaries(b)	35,007	-	395	(35,402)	-
Investment in consolidated subsidiaries(b)	58,001	33,137	-	(91,138)	-
Other assets, including deferred income taxes	24,455	132	136,529	(3,218)	157,898
Total assets	$126,992	$33,275	$484,002	$(133,920)	$510,349
Liabilities:
Insurance liabilities	$-	$-	$278,518	$-	$278,518
Long-term debt	22,208	641	10,480	-	33,329
Other liabilities, including intercompany balances(a)	14,444	65	101,009	(7,553)	107,965
Loans from subsidiaries(b)	394	-	35,008	(35,402)	-
Total liabilities	37,046	706	425,015	(42,955)	419,812
Total AIG shareholders’ equity	89,946	32,569	58,396	(90,965)	89,946
Non-redeemable noncontrolling interests	-	-	591	-	591
Total equity	89,946	32,569	58,987	(90,965)	90,537
Total liabilities and equity	$126,992	$33,275	$484,002	$(133,920)	$510,349

December 31, 2015
Assets:
Short-term investments	$4,042	$-	$9,637	$(3,547)	$10,132
Other investments(a)	7,425	-	320,797	-	328,222
Total investments	11,467	-	330,434	(3,547)	338,354
Cash	34	116	1,479	-	1,629
Loans to subsidiaries(b)	35,927	-	578	(36,505)	-
Investment in consolidated subsidiaries(b)	51,151	30,239	-	(81,390)	-
Other assets, including deferred income taxes	23,299	258	135,690	(2,388)	156,859
Total assets	$121,878	$30,613	$468,181	$(123,830)	$496,842
Liabilities:
Insurance liabilities	$-	$-	$271,645	$-	$271,645
Long-term debt	19,777	704	8,768	-	29,249
Other liabilities, including intercompany balances(a)	11,869	201	99,777	(6,109)	105,738
Loans from subsidiaries(b)	574	3	35,928	(36,505)	-
Total liabilities	32,220	908	416,118	(42,614)	406,632
Total AIG shareholders’ equity	89,658	29,705	51,511	(81,216)	89,658
Non-redeemable noncontrolling interests	-	-	552	-	552
Total equity	89,658	29,705	52,063	(81,216)	90,210
Total liabilities and equity	$121,878	$30,613	$468,181	$(123,830)	$496,842

(a) Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b) Eliminated in consolidation.

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended June 30, 2016
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,168	$888	$-	$(3,056)	$-
Other income	127	-	14,843	(246)	14,724
Total revenues	2,295	888	14,843	(3,302)	14,724
Expenses:
Interest expense	250	13	59	(2)	320
Loss on extinguishment of debt	-	-	7	-	7
Other expenses	257	7	11,520	(245)	11,539
Total expenses	507	20	11,586	(247)	11,866
Income (loss) from continuing operations before income tax
expense (benefit)	1,788	868	3,257	(3,055)	2,858
Income tax expense (benefit)	(125)	(7)	1,056	-	924
Income (loss) from continuing operations	1,913	875	2,201	(3,055)	1,934
Loss from discontinued operations, net of income taxes	-	-	(10)	-	(10)
Net income (loss)	1,913	875	2,191	(3,055)	1,924
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	11	-	11
Net income (loss) attributable to AIG	$1,913	$875	$2,180	$(3,055)	$1,913
Three Months Ended June 30, 2015
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,319	$749	$-	$(3,068)	$-
Other income	14	-	15,916	(231)	15,699
Total revenues	2,333	749	15,916	(3,299)	15,699
Expenses:
Interest expense	267	14	65	(30)	316
Loss on extinguishment of debt	297	-	45	-	342
Other expenses	301	47	12,343	(202)	12,489
Total expenses	865	61	12,453	(232)	13,147
Income (loss) from continuing operations before income tax
expense (benefit)	1,468	688	3,463	(3,067)	2,552
Income tax expense (benefit)	(333)	(20)	1,129	1	777
Income (loss) from continuing operations	1,801	708	2,334	(3,068)	1,775
Income (loss) from discontinued operations, net of income taxes	(1)	-	17	-	16
Net income (loss)	1,800	708	2,351	(3,068)	1,791
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(9)	-	(9)
Net income (loss) attributable to AIG	$1,800	$708	$2,360	$(3,068)	$1,800

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Six Months Ended June 30, 2016
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,224	$(795)	$-	$(429)	$-
Other income	64	5	26,881	(447)	26,503
Total revenues	1,288	(790)	26,881	(876)	26,503
Expenses:
Interest expense	494	27	108	(3)	626
Loss on extinguishment of debt	77	-	13	-	90
Other expenses	448	14	23,125	(444)	23,143
Total expenses	1,019	41	23,246	(447)	23,859
Income (loss) from continuing operations before income tax
expense (benefit)	269	(831)	3,635	(429)	2,644
Income tax expense (benefit)	(1,462)	(13)	2,341	-	866
Income (loss) from continuing operations	1,731	(818)	1,294	(429)	1,778
Loss from discontinued operations, net of income taxes	(1)	-	(56)	-	(57)
Net income (loss)	1,730	(818)	1,238	(429)	1,721
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(9)	-	(9)
Net income (loss) attributable to AIG	$1,730	$(818)	$1,247	$(429)	$1,730
Six Months Ended June 30, 2015
Revenues:
Equity in earnings of consolidated subsidiaries*	$5,076	$1,522	$-	$(6,598)	$-
Other income	164	-	31,830	(320)	31,674
Total revenues	5,240	1,522	31,830	(6,918)	31,674
Expenses:
Interest expense	556	30	130	(60)	656
Loss on extinguishment of debt	358	-	45	7	410
Other expenses	547	42	23,952	(261)	24,280
Total expenses	1,461	72	24,127	(314)	25,346
Income (loss) from continuing operations before income tax
expense (benefit)	3,779	1,450	7,703	(6,604)	6,328
Income tax expense (benefit)	(490)	(63)	2,630	-	2,077
Income (loss) from continuing operations	4,269	1,513	5,073	(6,604)	4,251
Income (loss) from discontinued operations, net of income taxes	(1)	-	18	-	17
Net income (loss)	4,268	1,513	5,091	(6,604)	4,268
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	-	-	-	-	-
Net income (loss) attributable to AIG	$4,268	$1,513	$5,091	$(6,604)	$4,268

*  Eliminated in consolidation.

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended June 30, 2016
Net income (loss)	$1,913	$875	$2,191	$(3,055)	$1,924
Other comprehensive income (loss)	2,734	7,734	(7,006)	(728)	2,734
Comprehensive income (loss)	4,647	8,609	(4,815)	(3,783)	4,658
Total comprehensive income attributable to noncontrolling interests	-	-	11	-	11
Comprehensive income (loss) attributable to AIG	$4,647	$8,609	$(4,826)	$(3,783)	$4,647
Three Months Ended June 30, 2015
Net income (loss)	$1,800	$708	$2,351	$(3,068)	$1,791
Other comprehensive income (loss)	(3,037)	3,582	53,694	(57,276)	(3,037)
Comprehensive income (loss)	(1,237)	4,290	56,045	(60,344)	(1,246)
Total comprehensive loss attributable to noncontrolling interests	-	-	(9)	-	(9)
Comprehensive income (loss) attributable to AIG	$(1,237)	$4,290	$56,054	$(60,344)	$(1,237)
Six Months Ended June 30, 2016
Net income (loss)	$1,730	$(818)	$1,238	$(429)	$1,721
Other comprehensive income (loss)	5,722	7,260	48,548	(55,808)	5,722
Comprehensive income (loss)	7,452	6,442	49,786	(56,237)	7,443
Total comprehensive loss attributable to noncontrolling interests	-	-	(9)	-	(9)
Comprehensive income (loss) attributable to AIG	$7,452	$6,442	$49,795	$(56,237)	$7,452
Six Months Ended June 30, 2015
Net income (loss)	$4,268	$1,513	$5,091	$(6,604)	$4,268
Other comprehensive income (loss)	(2,997)	4,490	52,633	(57,126)	(3,000)
Comprehensive income (loss)	1,271	6,003	57,724	(63,730)	1,268
Total comprehensive loss attributable to noncontrolling interests	-	-	(3)	-	(3)
Comprehensive income (loss) attributable to AIG	$1,271	$6,003	$57,727	$(63,730)	$1,271

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Six Months Ended June 30, 2016
Net cash (used in) provided by operating activities	$2,734	$680	$(1,022)	$(1,821)	$571
Cash flows from investing activities:
Sales of investments	1,944	-	39,689	(6,846)	34,787
Purchase of investments	(606)	-	(40,877)	6,846	(34,637)
Loans to subsidiaries - net	1,050	-	180	(1,230)	-
Contributions from (to) subsidiaries - net	880	-	-	(880)	-
Net change in restricted cash	-	-	(78)	-	(78)
Net change in short-term investments	(733)	-	(1,022)	-	(1,755)
Other, net	(298)	-	1,717	-	1,419
Net cash (used in) provided by investing activities	2,237	-	(391)	(2,110)	(264)
Cash flows from financing activities:
Issuance of long-term debt	3,832	-	2,856	-	6,688
Repayments of long-term debt	(1,421)	(63)	(1,435)	-	(2,919)
Purchase of common stock	(6,248)	-	-	-	(6,248)
Intercompany loans - net	(180)	(3)	(1,047)	1,230	-
Cash dividends paid	(713)	(724)	(1,097)	1,821	(713)
Other, net	(263)	-	2,385	880	3,002
Net cash (used in) provided by financing activities	(4,993)	(790)	1,662	3,931	(190)
Effect of exchange rate changes on cash	-	-	38	-	38
Change in cash	(22)	(110)	287	-	155
Cash at beginning of year	34	116	1,479	-	1,629
Cash at end of period	$12	$6	$1,766	$-	$1,784

Six Months Ended June 30, 2015
Net cash (used in) provided by operating activities	$2,230	$527	$2,581	$(4,845)	$493
Cash flows from investing activities:
Sales of investments	4,703	-	36,970	(2,667)	39,006
Purchase of investments	(942)	-	(32,708)	2,667	(30,983)
Loans to subsidiaries - net	189	-	130	(319)	-
Contributions from (to) subsidiaries - net	-	-	-	-	-
Net change in restricted cash	-	-	1,462	-	1,462
Net change in short-term investments	(2,093)	-	(600)	-	(2,693)
Other, net	(65)	-	(1,441)	-	(1,506)
Net cash (used in) provided by investing activities	1,792	-	3,813	(319)	5,286
Cash flows from financing activities:
Issuance of long-term debt	2,342	-	432	-	2,774
Repayments of long-term debt	(2,016)	(114)	(1,571)	-	(3,701)
Purchase of common stock	(3,743)	-	-	-	(3,743)
Intercompany loans - net	(130)	-	(189)	319	-
Cash dividends paid	(335)	(500)	(4,345)	4,845	(335)
Other, net	(75)	-	(486)	-	(561)
Net cash (used in) provided by financing activities	(3,957)	(614)	(6,159)	5,164	(5,566)
Effect of exchange rate changes on cash	-	-	(34)	-	(34)

Item 1 / NOTE 14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Change in cash	65	(87)	201	-	179
Cash at beginning of year	26	91	1,641	-	1,758
Cash at end of period	$91	$4	$1,842	$-	$1,937

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Cash (paid) received during the 2016 period for:
Interest:
Third party	$(515)	$(27)	$(108)	$-	$(650)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(7)	$-	$(110)	$-	$(117)
Intercompany	629	-	(629)	-	-
Cash (paid) received during the 2015 period for:
Interest:
Third party	$(585)	$(32)	$(143)	$-	$(760)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(6)	$-	$(332)	$-	$(338)
Intercompany	1,249	-	(1,249)	-	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Six Months Ended June 30,
(in millions)	2016	2015
Intercompany non-cash financing and investing activities:
Capital contributions	$2,915	$111
Dividends received in the form of securities	1,790	1,551
Return of capital	1	-
Fixed maturity securities received in exchange for equity securities	440	-
Non-cash financing/investing activities:
Consideration received from sale of shares of AerCap	-	500

15. SUBSEQUENT EVENTS

Dividends Declared and Increase in Share Repurchase Authorization

On August 2, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 29, 2016 to shareholders of record on September 15, 2016.

On August 2, 2016, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $3.0 billion, resulting in an aggregate remaining authorization on such date of approximately $4.0 billion.

ITEM 2 / MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GLOSSARY AND ACRONYMS OF SELECTED INSURANCE TERMS AND REFERENCES

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 and in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report) to assist readers seeking additional information related to a particular subject.

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

•    judgments concerning estimated restructuring charges and estimated cost savings; and

•    such other factors discussed in:

•    Part I, Item 2. MD&A and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10‑Q;

•    Part I, Item 2. MD&A and Part II, Item 1A. Risk Factors of the Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2016; and

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

Book Value Per Common Share Excluding Accumulated Other Comprehensive Income (AOCI) and Book Value Per Common Share Excluding AOCI and Deferred Tax Assets (DTA) are used to show the amount of our net worth on a per-share basis. We believe these measures are useful to investors because they eliminate items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. These measures also eliminate the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in Book Value Per Common Share. Book Value Per Common Share Excluding AOCI is derived by dividing Total AIG shareholders’ equity, excluding AOCI, by Total common shares outstanding. Book Value Per Common Share Excluding AOCI and DTA is derived by dividing Total AIG shareholders’ equity, excluding AOCI and DTA, by Total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in the Executive Overview section of this MD&A.

Return on Equity – After-tax Operating Income Excluding AOCI and Return on Equity – After-tax Operating Income Excluding AOCI and DTA are used to show the rate of return on shareholders’ equity. We believe these measures are useful to investors because they eliminate items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. These measures also eliminate the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in Return on Equity. Return on Equity – After-tax Operating Income Excluding AOCI is derived by dividing actual or annualized after-tax operating income attributable to AIG by average AIG shareholders’ equity, excluding average AOCI. Return on Equity – After-tax Operating Income Excluding AOCI and DTA is derived by dividing actual or annualized after-tax operating income attributable to AIG by average AIG shareholders’ equity, excluding average AOCI and DTA. The reconciliation to return on equity, the most comparable GAAP measure, is presented in the Executive Overview section of this MD&A.

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

Item 2 / USE OF NON-GAAP MEASURES

After-tax operating income attributable to AIG is derived by excluding the following items from net income attributable to AIG. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and measures that we believe to be common to the industry. For example, certain ratios and other metrics described below:

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

Operating revenue excludes Net realized capital gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes).

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

•      Ratios: We, along with most property and casualty insurance companies, use the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. These ratios are relative measurements that describe, for every $100 of net premiums earned, the amount of losses and loss adjustment expenses, and the amount of other underwriting expenses that would be incurred. A combined ratio of less than 100 indicates underwriting income and a combined ratio of over 100 indicates an underwriting loss. Our ratios are calculated using the relevant information calculated under GAAP, and thus may not be comparable to similar ratios calculated for regulatory reporting purposes.

Item 2 / USE OF NON-GAAP MEASURES

The underwriting environment varies across countries and products, as does the degree of litigation activity, all of which affect such ratios. In addition, investment returns, local taxes, cost of capital, regulation, product type and competition can have an effect on pricing and consequently on profitability as reflected in underwriting income and associated ratios.

•    Accident year loss and combined ratios, as adjusted: both the accident year loss and combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural catastrophe losses are generally weather or seismic events having a net impact in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders, that meet the $10 million threshold. We believe the as adjusted ratios are meaningful measures of our underwriting results on an on-going basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.

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

•      Consumer Insurance – Consumer Insurance offers a broad portfolio of retirement, life insurance and property casualty products and services to individuals and groups. Consumer Insurance products include term life, whole life, universal life, accident and health, variable and index annuities, fixed annuities, group retirement plans, mutual funds, financial planning, automobile and homeowners insurance, travel insurance, and warranty and service programs. Consumer Insurance offers its products and services through a diverse, multi-channel distribution network, which includes broker-dealers, agencies and independent marketing organizations, banks, brokers, partnerships, travel agents, affiliated financial advisors, and direct-to-consumer platforms.

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

Item 2 / EXECUTIVE OVERVIEW

Executive Summary

Financial Performance

Commercial Insurance pre‑tax operating income decreased in the three-month period ended June 30, 2016 compared to the same period in the prior year primarily due to an underwriting loss compared to underwriting income from Property Casualty in the same period in the prior year and lower returns on alternative investments which resulted in a decrease in net investment income in Property Casualty and Institutional Markets. The underwriting loss for Property Casualty was driven primarily by higher catastrophe losses and net loss reserve discount charge compared to a benefit in the prior year. This impact was partially offset by an improvement in the accident year loss ratio, as adjusted, lower net adverse prior year loss reserve development and lower general operating expenses as compared to the same period in the prior year. The decline in Property Casualty underwriting results was partially offset by an increase in underwriting income from Mortgage Guaranty resulting from an improved combined ratio.

Commercial Insurance pre‑tax operating income decreased in the six-month period ended June 30, 2016 compared to the same period in the prior year primarily due to lower underwriting income in Property Casualty and lower returns on alternative investments which resulted in a decrease in net investment income partially offset by an increase in underwriting income from Mortgage Guaranty. The underwriting results for Property Casualty were impacted by significantly higher catastrophe losses and a net loss reserve discount charge compared to a benefit in the same period in the prior year as a result of decreases in the forward yield curve rates used for discounting. These results were partially offset by an improvement in the accident year loss ratio, as adjusted and lower net adverse prior year loss reserve development compared to the same period in the prior year.

Consumer Insurance pre-tax operating income increased  in the three-month period ended June 30, 2016 compared to the same period in the prior year, due to higher underwriting income in Personal Insurance and improved mortality results in Life, partially offset by lower returns on alternative investments which resulted in a decrease in net investment income for Retirement, Life and Personal Insurance. Personal Insurance pre-tax operating income increased in the three-month period ended June 30, 2016 compared to the same period in the prior year, reflecting strategic actions to reduce expenses and refocus direct marketing activities, partially offset by higher current year accident losses, including a single large loss, and lower net investment income. Retirement pre-tax operating income decreased in the three-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to lower net investment income from alternative investments, partially offset by a decrease in general operating expenses from lower employee-related expenses. Life pre-tax operating income increased  in the three-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to more favorable mortality experience and lower domestic general operating expenses due to reductions in employee-related expenses.

Consumer Insurance pre-tax operating income decreased in the six-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to lower returns on alternative investments resulting in lower net investment income in Retirement, Life and Personal Insurance. The lower net investment income was partially offset by improved underwriting results in Personal Insurance due to an improved accident year loss ratio, as adjusted and lower general operating expenses, favorable mortality experience in Life and lower domestic general operating expenses in Retirement and Life.

Corporate and Other reported pre-tax operating losses in the three- and six-month periods ended June 30, 2016 compared to pre-tax operating income in the same periods in the prior year, primarily due to lower earnings on investments for which the fair value option was elected, including ABS CDOs and part of our holdings in People’s Insurance Company (Group) of China Limited (PICC Group) and PICC Property & Casualty Company Limited (PICC P&C) (collectively, our PICC Investment), as well as equity earnings from shares in AerCap in same period in the prior year, which was divested in 2015. Additionally, Run-off insurance lines reported pre-tax operating losses in the three- and six-month periods ended June 30, 2016 compared to pre-tax operating income in the same periods in the prior year. The pre-tax operating losses in Run-off insurance lines were driven by a charge for the discount on excess workers’ compensation reserves in the three- and six-month periods ended June

Item 2 / EXECUTIVE OVERVIEW

30, 2016 compared to a benefit in the same periods in the prior year, largely driven by decreases in the forward yield curve rates used for discounting.

Our investment portfolio performance declined in the three-month period ended June 30, 2016 compared to the same period in the prior year due to lower returns on alternative investments and lower reinvestment yields as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolio. These decreases were partially offset by higher gains on securities for which the fair value option was elected.  Our investment portfolio performance declined in the six-month period ended June 30, 2016 compared to the same period in the prior year due to lower income on alternative investments, primarily related to negative performance in hedge funds, and lower reinvestment yields, partially offset by an increase in invested assets and higher gains on securities for which the fair value option was elected.

Net realized capital gains increased in the three-month period ended June 30, 2016 compared to the same period in the prior year, due primarily to higher realized capital gains from sales of investments, primarily from the sale of a portion of our PICC Investment. In addition, other-than temporary impairment charges decreased due to an impairment charge on our previously held Aercap investment recognized in the second quarter of 2015.

We recorded net realized capital losses in the six-month period ended June 30, 2016 primarily due to foreign exchange losses and impairments, which were slightly higher than the gain recognized on the sale of a portion of our PICC Investment, compared to net realized capital gains in the same period in the prior year, which was driven primarily by foreign exchange gains and net gains on the sales of various securities such as the Class B shares of Prudential Financial.  See MD&A – Investments – Net Realized Capital Gains and Losses for further discussion.

In keeping with our broad and on-going efforts to transform AIG for long-term competitiveness, results for the three- and six-month periods ended June 30, 2016 included approximately $0.1 billion and $0.3 billion, respectively, of pre-tax restructuring and other costs, primarily composed of employee severance and contract termination charges.

We continue to execute initiatives focused on organizational simplification, operational efficiency, and business rationalization, which are expected to result in pre-tax restructuring and other costs of approximately $1 billion (of which approximately $0.8 billion has been recognized) as well as generate pre-tax annualized savings of approximately $0.8 billion to $0.9 billion when fully implemented.

Item 2 / EXECUTIVE OVERVIEW

Our Performance – Selected Indicators

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data and ratios)	2016	2015	2016	2015
Results of operations data:
Total revenues	$14,724	$15,699	$26,503	$31,674
Income from continuing operations	1,934	1,775	1,778	4,251
Net income attributable to AIG	1,913	1,800	1,730	4,268
Net income per common share attributable to AIG (diluted)	1.68	1.32	1.49	3.10
After-tax operating income attributable to AIG	$1,113	$1,893	$1,886	$3,584
After-tax operating income per common share
attributable to AIG (diluted)	0.98	1.39	1.62	2.60
Key metrics:
Commercial Insurance
Pre-tax operating income	$1,088	$1,500	$1,977	$2,962
Property Casualty loss ratio	75.0	70.8	71.6	69.5
Property Casualty accident year loss ratio, as adjusted	62.4	66.6	63.4	65.5
Property Casualty combined ratio	102.1	98.8	99.6	97.9
Property Casualty accident year combined ratio, as adjusted	89.5	94.6	91.4	93.9
Property Casualty net premiums written	$4,424	$5,583	$8,731	$10,630
Mortgage Guaranty domestic first-lien new insurance written	12,985	15,190	21,812	25,732
Institutional Markets premiums	215	643	450	739
Institutional Markets premiums and deposits	506	680	810	826
Consumer Insurance
Pre-tax operating income	$1,104	$1,023	$1,892	$1,968
Personal Insurance loss ratio	55.7	52.7	54.1	55.8
Personal Insurance accident year loss ratio, as adjusted	55.0	52.8	54.1	54.6
Personal Insurance combined ratio	95.7	99.7	94.8	101.5
Personal Insurance accident year combined ratio, as adjusted	95.0	99.8	94.8	100.3
Personal Insurance net premiums written	$2,922	$2,930	$5,734	$5,845
Retirement premiums	52	44	106	90
Retirement premiums and deposits	6,431	6,070	13,284	11,579
Life premiums	762	702	1,498	1,410
Life premiums and deposits	1,317	1,249	2,568	2,472
Life Insurance Companies assets under management	355,149	336,881	355,149	336,881

Item 2 / EXECUTIVE OVERVIEW

Common Stock Repurchases:
Aggregate repurchases of common stock		$2,762	$2,345	$6,248	$3,743
Total number of common shares repurchased		50	40	113	69	*
Aggregate repurchase of warrants		90	-	263	-
Total number of warrants repurchased		5	-	15	-

* The total number of shares of AIG Common Stock repurchased in the six-month period ended June 30, 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014.

				June 30,	December 31,
(in millions, except per share data)				2016	2015
Balance sheet data:
Total assets				$510,349	$496,842
Long-term debt				33,329	29,249
Total AIG shareholders’ equity				89,946	89,658
Book value per common share				83.08	75.10
Book value per common share, excluding AOCI				75.45	72.97
Book value per common share, excluding AOCI and DTA				61.03	58.94

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2016	2015	2016	2015	2015
Return on equity	8.6%	6.8%	3.9%	8.0%	2.2%
Return on equity - after-tax operating income, excluding
AOCI	5.4	7.8	4.5	7.4	3.1
Return on equity - after-tax operating income, excluding
AOCI and DTA	6.7	9.3	5.6	8.8	3.7

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI, and Book value per common share, excluding AOCI and DTA, which are non-GAAP measures.  See Use of Non‑GAAP Measures for additional information.

	June 30,	December 31,
(in millions, except per share data)	2016	2015
Total AIG shareholders' equity	$89,946	$89,658
Accumulated other comprehensive income	8,259	2,537
Total AIG shareholders' equity, excluding AOCI	81,687	87,121

Deferred tax assets	15,614	16,751
Total AIG shareholders' equity, excluding AOCI and DTA	$66,073	$70,370

Total common shares outstanding	1,082,689,362	1,193,916,617
Book value per common share	$83.08	$75.10
Book value per common share, excluding AOCI	75.45	72.97
Book value per common share, excluding AOCI and DTA	$61.03	$58.94

Item 2 / EXECUTIVE OVERVIEW

The following table presents a reconciliation of Return on equity to Return on equity, after-tax operating income, excluding AOCI, and Return on equity, after-tax operating income, excluding AOCI and DTA, which are non-GAAP measures.  See Use of Non‑GAAP Measures for additional information.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(dollars in millions)	2016	2015	2016	2015	2015
Actual or annualized net income (loss) attributable to AIG	$7,652	$7,200	$3,460	$8,536	$2,196
Actual or annualized after-tax operating income attributable to AIG	4,452	7,572	3,772	7,168	2,927
Average AIG Shareholders' equity	89,232	106,119	89,374	106,378	101,558
Average AOCI	6,892	9,139	5,440	9,631	7,598
Average AIG Shareholders' equity, excluding average AOCI	82,340	96,980	83,934	96,747	93,960
Average DTA	16,220	15,428	16,397	15,671	15,803
Average AIG Shareholders' equity, excluding average AOCI and DTA	$66,120	$81,552	$67,537	$81,076	$78,157
ROE	8.6%	6.8%	3.9%	8.0%	2.2%
ROE - after-tax operating income, excluding AOCI	5.4	7.8	4.5	7.4	3.1
ROE - after-tax operating income, excluding AOCI and DTA	6.7	9.3	5.6	8.8	3.7

Total revenues (in millions)	Income from continuing operations (in millions)

Net income ATTRIBUTABLE TO AIG (in millions)	Net INCOME PER COMMON SHARE ATTRIBUTABLE TO AIG (DILUTED)

Item 2 / EXECUTIVE OVERVIEW

after-tax operating income attributable to aig (excludes net realized capital gains and certain other items) (in millions)	Pre-tax operating income (loss) by segment (in millions)

TOTAL ASSETS (in millions)	Long-term debt (in millions)
Total AIG shareholders’ equity (in millions)	Book value per COMMON share, book value per common share excluding AOCI and book value per common share excluding AOCI and dta

*   Includes operating borrowings of other subsidiaries and consolidated investments and hybrid debt securities.

Item 2 / EXECUTIVE OVERVIEW

Investment Highlights

Net investment income decreased to $3.7 billion in the three-month period ended June 30, 2016 compared to $3.8 billion in the same period in the prior year due to lower income on alternative investments and lower reinvestment yields, partially offset by an increase in invested assets and higher gains on securities for which the fair value option was elected.  Net investment income decreased to $6.7 billion in the six-month period ended June 30, 2016 compared to $7.7 billion in the same period in the prior year due to lower income on alternative investments, primarily related to negative performance in hedge funds, and lower reinvestment yields, partially offset by an increase in invested assets and higher gains on securities for which the fair value option was elected. While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities, mortgage loans and other fixed income investments with favorable risk versus return characteristics to improve yields and increase net investment income.

Net unrealized gains in our available for sale portfolio increased to approximately $18.0 billion as of June 30, 2016, from approximately $8.8 billion as of December 31, 2015, due to a decline in interest rates and a narrowing of credit spreads.

The overall credit rating of our fixed maturity securities portfolio remains largely unchanged from December 31, 2015.

Liquidity and Capital Resources Highlights

We maintained financial flexibility at AIG Parent in the six-month period ended June 30, 2016   through $1.5 billion in dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $1.4 billion in dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies. AIG Parent also received $1.6 billion in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in the six-month period ended June 30, 2016, including $1.1 billion of such payments in the second quarter of 2016.

Our Board of Directors increased our previous share repurchase authorization of AIG Common Stock, par value $2.50 per share (AIG Common Stock), by an additional $3.0 billion on August 2, 2016, resulting in a remaining authorization on such date of approximately $4.0 billion.  During the six-month period ended June 30, 2016, we repurchased approximately 113 million shares of AIG Common Stock for an aggregate purchase price of approximately $6.2 billion pursuant to this authorization, and we repurchased 15 million warrants to purchase shares of AIG Common Stock, for an aggregate purchase price of $263 million pursuant to this authorization. Pursuant to a Securities Exchange Act of 1934 (Exchange Act) Rule 10b5-1 repurchase plan, from July 1 to August 2, 2016, we have repurchased approximately $698 million of additional shares of AIG Common Stock.

We paid a cash dividend on AIG Common Stock of $0.32 per share on each of March 28, 2016 and June 27, 2016.

Our Board of Directors declared a cash dividend on AIG Common Stock on August 2, 2016 of $0.32 per share, payable on September 29, 2016 to shareholders of record on September 15, 2016.

Strategic Outlook

Industry Trends

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in 2016, characterized by factors such as historically low interest rates, instability in the global equity markets, volatile energy markets, slowing growth in China and Euro-Zone economies and the United Kingdom (the UK) advisory referendum in which a majority voted for the UK to withdraw its membership in the European Union (the EU) (commonly referred to as Brexit). The recent Brexit vote has also affected the

Item 2 / EXECUTIVE OVERVIEW

U.S. dollar/British pound exchange rate, increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), and created volatility in the financial markets, which may continue for some time.

Interest rates remain low relative to historical levels, and certain markets in which we operate are experiencing negative interest rates. A sustained low interest rate environment negatively affects sales of interest rate sensitive products in our industry and may negatively impact the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios.  We actively manage our exposure to the interest rate environment through economic hedging of interest rate risk from guarantee features in our variable annuities and spread management strategies for our investment-oriented products.

For investment-oriented products in our Retirement, Life and Institutional Markets operating segments, our spread management strategies include disciplined pricing and product design for new business, limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable, and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Lowering interest crediting rates can help offset the impact of lower investment yields, but our ability to lower crediting rates may be limited by the competitive environment, contractual minimum crediting rates, and provisions that allow rates to be reset only at pre-established intervals. As a result, the timing and extent of crediting rate decreases may differ from the corresponding declines in investment yields, which could reduce our spreads and future profitability. A sustained low interest rate environment may favorably affect surrender activity of contract holders whose contractual minimum crediting rates are above those currently available in the marketplace. In addition, customers are currently seeking fixed annuities with longer surrender charge periods in pursuit of higher returns, which may help mitigate the increase of surrenders if interest rates rise rapidly in the future.

Spreads and surrender rates are important components of the future profit assumptions that drive the rate we use to amortize DAC and related reserves for investment-oriented products. If future profit assumptions change significantly, we may be required to recalculate DAC and related reserves, and reflect any resulting adjustments in current period income. Additionally, for certain traditional long-duration products for which we are unable to adjust interest rates, including structured settlements and other payout annuities, our future earnings may be reduced in a sustained low interest rate environment, and we may be required to record additional reserves.

The impact of low interest rates on our Property Casualty operating segment is primarily on our long-tail Casualty line of business. We expect limited impacts on our existing long-tail Casualty business as the duration of our assets is slightly longer than that of our liabilities. We do expect sustained low interest rates will impact new and renewal business for the long-tail Casualty line as we may not be able to adjust our future pricing to fully offset the impact of investing at lower rates. However, we will continue to maintain pricing discipline and risk selection.

For our Property Casualty operating segment, and run-off insurance lines reported within Corporate and Other, sustained low interest rates may unfavorably affect the net loss reserve discount for workers’ compensation, and to a lesser extent could favorably impact assumptions about future medical costs; the combined net effect of which could result in higher net loss reserves.

Additionally, sustained low interest rates on discounting of projected benefit cash flows for our pension plans may result in higher pension expense.

Currency volatility in the first half of 2016 was acute compared to recent years, as the euro and the British pound weakened considerably against the U.S. dollar, although the Japanese yen strengthened against the U.S. dollar in that period.  Such volatility affected line item components of income for those businesses with substantial international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on underwriting results, however, is significantly mitigated, as both revenues and expenses are similarly affected.

These currencies may continue to fluctuate, in either direction, especially as a result of the UK’s potential exit from the EU, and such fluctuations will affect net premiums written growth trends reported in U.S. dollars, as well as financial statement line item comparability.

Item 2 / EXECUTIVE OVERVIEW

See Results of Operations – Foreign Currency Impact; Results of Operations – Segment Results – Quarterly and Year-to-date Pre-Tax Income Comparison for 2016 and 2015; Results of Operations – Commercial Insurance – Property Casualty Net Premiums Written by Region; and Results of Operations – Consumer Insurance – Personal Insurance Net Premiums Written by Region.

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

Property Casualty

Property Casualty has observed improving trends in certain key indicators that may partially offset the effect of current economic challenges. In the first half of 2016, the property casualty insurance industry experienced growth in certain classes of business in Property and Financial lines. Property Casualty also expects that expansion in certain growth economies will continue at a faster pace than in developed countries, but at levels lower than those previously expected due to revised economic assumptions. As a result of its ongoing strategy to optimize its portfolio and maintain underwriting discipline, Property Casualty expects that net premiums written for the U.S. Casualty line, and to a lesser extent, certain lines within Specialty and Property, will continue to decrease throughout the remainder of the year. In addition, the recent Brexit

Item 2 / EXECUTIVE OVERVIEW

referendum may negatively affect premium production in the European market, both on a reported basis and in original currency.

Overall, Property Casualty experienced a modest increase in rate pressure in the first half of 2016. Property Casualty expects that trend to continue in the near term, particularly in certain lines including in the U.S. Property Excess and Surplus market. Property Casualty continues to differentiate its underwriting capacity from its peers by leveraging its global footprint, diverse product offering, risk engineering expertise and significant underwriting experience.

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

Mortgage Guaranty

During the first half of 2016, the U.S. market for purchase originations and refinance volume remained strong, favorably impacted by improving housing prices and low interest rates.  In addition, the current economic environment has favorably impacted incurred losses through fewer new delinquencies and higher cure rates. If the current economic environment persists, Mortgage Guaranty expects to benefit through increased purchase volume and increased refinancing  activity.

Mortgage Guaranty also  expects  that  the delinquency rate and cure rate will remain near current levels throughout 2016. Mortgage Guaranty believes  the  combination  of  the factors described above will  result  in  favorable  operating  results  for  2016. These favorable trends may be partially offset by an increase in competitive pricing pressure.

On December 31, 2015, the Private Mortgage Insurer Eligibility Requirements (PMIERs) issued by Fannie Mae and Freddie Mac (collectively, the GSEs) became effective. Mortgage Guaranty met the PMIERs requirements as of June 30, 2016. Mortgage Guaranty’s minimum required assets under PMIERs were $2.9 billion as of June 30, 2016, and its estimated available assets were $3.3 billion, exceeding the required assets by $400 million. Available assets decreased from $3.6 billion at December 31, 2015, primarily as a result of dividend payments.

Institutional Markets

Institutional Markets is expected to continue growing its assets under management from the structured settlement business and the stable value wrap business, as well as from disciplined growth through the pursuit of select opportunities related to pension buyouts. Volatility in the earnings of our alternative investment portfolio will continue to affect Institutional Markets’ results. In addition, Institutional Markets could incur loss recognition reserve increases, if future yield assumptions were lowered on assets that support certain long-duration products, primarily structured settlements, for which Institutional Markets does not have the ability to adjust interest rates. Lower assumptions for future yields on such assets could result from reinvestment of portfolio cash flows in the sustained low interest rate environment, which may include proceeds from the strategic sale of alternative investments that currently support such products.

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

Sharpen Commercial Focus

Exit or remediate targeted underperforming portfolios

Commercial Insurance is focused on serving our clients by providing the products and services where we have the most potential to deliver value.  Experience and emerging data indicate that there are consistently under-performing sub-segments of our business.  We will invest and grow where we see opportunity and we will exit or remediate underperforming portfolios. For example, in 2015 we transferred approximately $1.2 billion of loss reserves to our run-off insurance lines and in the first half of 2016 we transferred another $1.3 billion. This enables us to focus on growth opportunities while allowing for more proactive management of the transferred reserves by run-off specialists. We also did not renew certain accounts that did not meet our profit objectives in our Casualty lines and, to a lesser extent, in our Property and Specialty lines.

We will continue to further enhance our risk selection process and refine technical pricing through enhanced tools and analytics to achieve this goal.

Item 2 / EXECUTIVE OVERVIEW

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

In accordance with our strategic plan, during the first quarter of 2016, we entered into a two-year reinsurance arrangement with the Swiss Re Group, under which a proportional share of our new and renewal U.S. Casualty portfolio is being ceded. This arrangement is reducing the impact of the U.S. Casualty loss ratio on our overall loss ratio.

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

Mortgage Guaranty expects to continue as a leading provider of mortgage insurance and seeks to differentiate itself from its competitors by utilizing its proprietary risk-based pricing strategy. This pricing strategy provides Mortgage Guaranty’s customers with mortgage insurance products that are priced commensurate with the underwriting risk, which we believe will result in an appropriately priced, high-quality book of business.  As announced on January 26, 2016, we plan to conduct an initial public offering of up to 19.9 percent of Mortgage Guaranty, subject to regulatory and GSE approval, as a first step towards a full separation. On March 30, 2016, an initial Form S-1 registration statement relating to Mortgage Guaranty was filed with the SEC. An amendment to the initial Form S-1 was filed on May 20, 2016.

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

Market Conditions and Industry Trends

Retirement

Increasing life expectancy and reduced expectations for traditional retirement income from defined benefit programs and fixed income securities are leading Americans to seek additional financial security as they approach retirement. The strong demand for individual variable and fixed index annuities with guaranteed income features has attracted increased competition in this product space. In response to the continued low interest rate environment, which has added pressure to profit margins, we have developed guaranteed income benefits for both variable and fixed index annuities with margins that are less sensitive to the level of interest rates.  In addition, higher tax rates and a desire for better investment returns have prompted less risk-averse investors to elect products without guaranteed living benefits.

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products, although our disciplined rate setting has helped to mitigate some of the pressure on investment spreads. In addition, more highly leveraged competitors have entered the market offering higher crediting rates. As long as the low interest rate environment continues, conditions will be challenging for the fixed annuity market. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Customers are, however, currently buying fixed annuities with longer surrender periods in pursuit of higher returns, which may help mitigate the rate of increase in surrenders in a rapidly rising rate environment. In addition, older contracts have higher minimum interest rates, which continue to be attractive to the contract holders, driving better than expected persistency.  Low interest rates have also driven growth in our fixed index annuity products, which provide additional interest crediting tied to favorable performance in certain equity market indices.

Consumer Insurance provides products and services to certain employee benefit plans that are subject to restrictions imposed by ERISA and the Internal Revenue Code, including rules that generally restrict the provision of investment advice by a fiduciary to ERISA plans and participants and Individual Retirement Accounts (IRAs) if the investment recommendation results in fees paid to the fiduciary individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen.  On April 8, 2016, the DOL published its final fiduciary duty rule (the Final Rule), substantially expanding the definition of fiduciary investment advice.  As a result, the circumstances under which financial services providers and financial advisors could be deemed a fiduciary under ERISA or the Internal Revenue Code when providing investment advice with respect to ERISA plans or IRAs are greatly expanded.  For additional information on the Final Rule, see Part I, Item 2. MD&A – Regulatory Environment section of the Quarterly Report on Form 10-Q for the period ended March 31, 2016.  We are analyzing the Final Rule’s potential impact on our customers, distribution partners, financial advisors and us, and preparing to implement the necessary adjustments to come into compliance with the Final Rule.  The Final Rule could require us, and our competitors, to make material changes to certain of our business practices and product designs, and could materially affect our ability and the ability of our distribution partners and financial advisors to sell or service certain annuities and other investment products.  The initial compliance date of the final rule is April 10, 2017, with full compliance required by January 1, 2018.  Once we have completed our analysis of the Final Rule’s potential impact, we intend to strategically invest in the most attractive post-DOL opportunities across the market.

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

Item 2 / EXECUTIVE OVERVIEW

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

In Japan, the competition for auto insurance has intensified, in part driven by a decline in new car sales and the existence of fewer but larger insurers. In addition, the overall market size in homeowners insurance contracted after the duration restriction on long-term fire insurance became effective in October 2015. In the U.S., we compete in the high net worth market and will continue to expand our innovative products and services to distribution partners and clients.  Outside of Japan and the U.S., our Personal Insurance operating segment continues to invest selectively in markets where we believe higher potential for sustainable profitability exists.

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

Item 2 / EXECUTIVE OVERVIEW

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

Sharpen Consumer Focus

Retirement Income Solutions intends to continue capitalizing on the opportunity to meet consumer demand for guaranteed income by maintaining competitive variable annuity product offerings, while managing risk from guarantee features through risk-mitigating product design and well-developed economic hedging capabilities. Retirement Income Solutions continues to invest in hedging and market risk management capabilities. Retirement Income Solutions has diversified its product portfolio by offering fixed index annuities that also offer guaranteed withdrawal features, which provide additional lifetime income solutions for consumers approaching retirement.

Fixed Annuities sales will continue to be challenged by the low interest rate environment. Sales of fixed annuities could improve if interest rates rise and the yield curve steepens, as these market conditions make fixed annuity products more attractive compared to alternatives such as bank deposits; however, they could also lead to higher surrender activity. During periods of equity market volatility, our fixed annuity products provide diversity in our annuity product suite by offering stable returns for retirement savings. The growing market for immediate and deferred income products, driven by customers seeking guaranteed income products, provides an opportunity for Fixed Annuities to increase the diversification of its product portfolio.

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

Item 2 / EXECUTIVE OVERVIEW

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

In conjunction with our strategic divestiture program, in May 2016, we completed the sale of AIG Advisor Group, our network of independent broker-dealers, to investment funds affiliated with Lightyear Capital LLC and PSP Investments, and recognized a pre-tax gain of $225 million.

See Results of Operations — Consumer Insurance and Insurance Reserves for additional information about our Consumer Insurance businesses.

RESULTS OF OPERATIONS

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three- and six-month periods ended June 30, 2016 and 2015. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment discussion. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section of this MD&A and Part II, Item 7. MD&A — Critical Accounting Estimates in the 2015 Annual Report.

Item 2 / RESULTS OF OPERATIONS

The following table presents our consolidated results of operations:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Revenues:
Premiums	$8,751	$9,545	(8)%	$17,557	$18,367	(4)%
Policy fees	696	688	1	1,383	1,365	1
Net investment income	3,683	3,826	(4)	6,696	7,664	(13)
Net realized capital gains (losses)	1,042	126	NM	(64)	1,467	NM
Other income	552	1,514	(64)	931	2,811	(67)
Total revenues	14,724	15,699	(6)	26,503	31,674	(16)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,872	7,100	(3)	13,259	13,651	(3)
Interest credited to policyholder account balances	961	942	2	1,911	1,877	2
Amortization of deferred policy acquisition costs	1,345	1,356	(1)	2,607	2,706	(4)
General operating and other expenses	2,586	3,090	(16)	5,589	6,039	(7)
Interest expense	320	316	1	626	656	(5)
Loss on extinguishment of debt	7	342	(98)	90	410	(78)
Net (gain) loss on sale of divested businesses	(225)	1	NM	(223)	7	NM
Total benefits, losses and expenses	11,866	13,147	(10)	23,859	25,346	(6)
Income from continuing operations before
income tax expense	2,858	2,552	12	2,644	6,328	(58)
Income tax expense	924	777	19	866	2,077	(58)
Income from continuing operations	1,934	1,775	9	1,778	4,251	(58)
Income (loss) from discontinued operations,
net of income tax expense	(10)	16	NM	(57)	17	NM
Net income	1,924	1,791	7	1,721	4,268	(60)
Less: Net income (loss) attributable to noncontrolling
interests	11	(9)	NM	(9)	-	NM
Net income attributable to AIG	$1,913	$1,800	6%	$1,730	$4,268	(59)%

For the three-month period ended June 30, 2016, the effective tax rate on income from continuing operations was 32.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, partially offset by increases in the deferred tax asset valuation allowances associated with certain foreign jurisdictions.

For the six-month period ended June 30, 2016, the effective tax rate on income from continuing operations was 32.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income, the impact of an agreement reached with the Internal Revenue Service (IRS) related to certain tax issues under audit and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, partially offset by a tax charge and related interest associated with increases in uncertain tax positions related to cross border financing transactions.

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

Item 2 / RESULTS OF OPERATIONS

The following table presents a reconciliation of pre-tax operating income to pre-tax income and after-tax operating income to net income (loss) attributable to AIG:

Three Months Ended June 30,	2016			2015

		Total	After		Total	After
(in millions)	Pre-tax	Tax	Tax	Pre-tax	Tax	Tax
Operating income, excluding noncontrolling interests	$1,620	$503	$1,117	$2,868	$985	$1,883
Noncontrolling interest			(4)			10
Operating income, net of noncontrolling interests	$1,620	$503	$1,113	$2,868	$985	$1,893
Uncertain tax positions and other tax adjustments		(63)	63		(49)	49
Deferred income tax valuation allowance releases (charges)		35	(35)		(40)	40
Changes in fair value of securities used to hedge guaranteed living benefits	120	42	78	(87)	(30)	(57)
Changes in benefit reserves and DAC, VOBA and SIA related to net realized
capital gains (losses)	(64)	(22)	(42)	(28)	(10)	(18)
Other (income) expense - net	5	2	3	-	-	-
Loss on extinguishment of debt	(7)	(2)	(5)	(342)	(120)	(222)
Net realized capital gains	1,042	380	662	126	46	80
Noncontrolling interest on net realized capital gains			(7)			(1)
Income (loss) from discontinued operations			(10)			16
Income (loss) from divested businesses	225	79	146	(34)	(23)	(11)
Non-operating litigation reserves and settlements	7	2	5	49	18	31
Restructuring and other costs	(90)	(32)	(58)	-	-	-
Pre-tax income/net income attributable to AIG	$2,858	$924	$1,913	$2,552	$777	$1,800

Weighted average diluted shares outstanding			1,140,045,973			1,365,390,431
Income per common share attributable to AIG (diluted)			$1.68			$1.32
After-tax operating income per common share attributable to AIG (diluted)			$0.98			$1.39

Six Months Ended June 30,	2016			2015

		Total	After		Total	After
	Pre-tax	Tax	Tax	Pre-tax	Tax	Tax
Operating income, excluding noncontrolling interests	$2,574	$686	$1,888	$5,395	$1,810	$3,585
Noncontrolling interest			(2)			(1)
Operating income, net of noncontrolling interests	$2,574	$686	$1,886	$5,395	$1,810	$3,584
Uncertain tax positions and other tax adjustments		142	(142)		(91)	91
Deferred income tax valuation allowance releases (charges)		(2)	2		53	(53)
Changes in fair value of securities used to hedge guaranteed living benefits	253	89	164	(43)	(15)	(28)
Changes in benefit reserves and DAC, VOBA and SIA related to net realized
capital gains (losses)	(24)	(8)	(16)	(82)	(29)	(53)
Other (income) expense - net	12	4	8	-	-	-
Loss on extinguishment of debt	(90)	(32)	(58)	(410)	(144)	(266)
Net realized capital gains (losses)	(64)	(7)	(57)	1,467	515	952
Noncontrolling interest on net realized capital gains (losses)			11			1
Income (loss) from discontinued operations			(57)			17
Income (loss) from divested businesses	223	78	145	(55)	(42)	(13)
Non-operating litigation reserves and settlements	38	13	25	56	20	36
Restructuring and other costs	(278)	(97)	(181)	-	-	-
Pre-tax income/net income attributable to AIG	$2,644	$866	$1,730	$6,328	$2,077	$4,268

Weighted average diluted shares outstanding			1,163,089,748			1,376,325,971
Income per common share attributable to AIG (diluted)			$1.49			$3.10
After-tax operating income per common share attributable to AIG (diluted)			$1.62			$2.60

Item 2 / RESULTS OF OPERATIONS

Net income attributable to AIG increased in the three-month period ended June 30, 2016 compared to the same period in the prior year due to higher net realized capital gains, lower loss on extinguishment of debt and income from divested business, partially offset by a decrease in income from insurance operations, reflecting lower underwriting income, decreased net investment income, and lower income on assets held by AIG Parent.

Net income attributable to AIG decreased in the six-month period ended June 30, 2016 compared to the same period in the prior year due to a decrease in income from insurance operations, reflecting lower underwriting income, decreased net investment income, lower income on assets held by AIG Parent and lower net realized capital gains, partially offset by lower loss on extinguishment of debt.

After-tax operating income attributable to AIG decreased in the three- and six-month periods ended June 30, 2016 compared to the same periods in the prior year primarily due to a decrease in income from insurance operations, reflecting lower underwriting income, decreased net investment income, and lower income on assets held by AIG Parent.

For the three- and six-month periods ended June 30, 2016, the effective tax rate on pre-tax operating income was 31.0 percent and 26.7 percent, respectively. The significant factors that contributed to the difference from the statutory rate of 35 percent included tax benefits resulting from tax-exempt interest income and other permanent tax items, certain tax benefits associated with an agreement reached with the IRS related to certain tax issues under audit and the impact of other discrete tax benefits.

For the three- and six-month periods ended June 30, 2015, the effective tax rate on pre-tax operating income was 34.3 percent and 33.5 percent, respectively. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax exempt interest income and other permanent tax items, and the impact of discrete tax benefits.

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

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Commercial Insurance	$1,088	$1,500	(27)%	$1,977	$2,962	(33)%
Consumer Insurance	1,104	1,023	8	1,892	1,968	(4)
Corporate and Other	(544)	372	NM	(1,277)	534	NM
Consolidations, eliminations and other adjustments	(28)	(27)	(4)	(18)	(69)	74
Pre-tax operating income	$1,620	$2,868	(44)	$2,574	$5,395	(52)

Item 2 / RESULTS OF OPERATIONS

pre-tax operating income

(in millions)

COMMERCIAL INSURANCE	CONSUMER INSURANCE

QUARTERLY PRE-TAX INCOME COMPARISON FOR 2016 AND 2015

Pre-tax results increased in the three-month period ended June 30, 2016 compared to the same period in the prior year primarily due to:

•    an increase in Consumer Insurance pre-tax operating income due to improved underwriting results in Personal Insurance, more favorable mortality experience in Life, and lower domestic general operating expenses in Retirement and Life due to reductions in employee-related expenses, partially offset by lower net investment income on alternative investments;

•    lower loss on extinguishment of debt from ongoing liability management activities;

•    higher income from divested businesses due to a gain of $225 million on the sale of AIG Advisor Group; and

•    higher realized capital gains from sales of investments, primarily from the sale of a portion of our PICC Investment. In addition, other-than temporary impairment charges decreased due to an impairment charge on our previously held Aercap investment recognized in the second quarter of 2015.

These increases were partially offset by:

•    a decrease in Commercial Insurance pre-tax operating income due to lower net investment income, reflecting lower income on alternative investment and fair market value declines on assets accounted for under the fair value option, as well as an underwriting loss in Property Casualty compared to underwriting income in the same period in the prior year, partially offset by higher underwriting income in Mortgage Guaranty;

•    a net decrease of $246 million in consolidated pre-tax income related to guaranteed living benefits, net of hedges, primarily due to movement in the non-performance or “own credit” spread adjustment (NPA) component of the embedded derivative fair value measurement  (see Insurance Reserves – Life Insurance Companies – Variable Annuity Guaranteed Benefit Features and Hedging Program);

Item 2 / RESULTS OF OPERATIONS

•    a decrease in Corporate and Other pre-tax operating results, primarily due to lower earnings on investments for which the fair value option was elected, including ABS CDOs and part of our PICC Investment, as well as the absence of equity earnings from shares in AerCap, which was divested in 2015. Additionally, Run-off insurance lines reported a pre-tax operating loss in the three-month period ended June 30, 2016 compared to a pre-tax operating income in the same period in the prior year. The pre-tax operating loss in Run-off insurance lines was driven by a charge for the discount on excess workers’ compensation reserves in the three-month period ended June 30, 2016 compared to a benefit in the same period in the prior year, largely driven by interest rate movements; and

•    restructuring and other costs incurred in the three-month period ended June 30, 2016 but not in the three-month period ended June 30, 2015.

YEAR-TO-DATE PRE-TAX INCOME COMPARISON FOR 2016 AND 2015

Pre-tax results decreased in the six-month period ended June 30, 2016 compared to the same period in the prior year primarily due to:

•    a decrease in Commercial Insurance pre-tax operating income due to lower net investment income, reflecting lower income on alternative investments and fair market value declines on assets accounted for under the fair value option, as well as lower underwriting income from Property Casualty, partially offset by increases in underwriting income from Mortgage Guaranty;

•    a decrease in Consumer Insurance pre-tax operating income, primarily due to lower net investment income, reflecting lower income on alternative investments, partially offset by favorable mortality experience in Life, lower domestic general operating expenses in Retirement and Life, and improved underwriting results in Personal Insurance due to lower accident year losses, more favorable net prior year development and strategic actions to reduce general operating expenses and refocus direct marketing activities;

•    a loss in Corporate and Other pre-tax operating results, primarily due to lower earnings on investments for which the fair value option was elected, including ABS CDOs and part of our PICC Investment, as well as the absence of equity earnings from shares in AerCap, which was divested in 2015. Additionally, Run-off insurance lines reported a pre-tax operating loss in the six-month period ended June 30, 2016 compared to a pre-tax operating income in the same period in the prior year. The pre-tax operating loss in Run-off insurance lines was driven by a charge for the discount on excess workers’ compensation reserves in the six-month period ended June 30, 2016 compared to a benefit in the same period in the prior year, largely driven by interest rate movements. These declines were partially offset by lower interest expense from ongoing liability management activities described in Liquidity and Capital Resources;

•    net realized capital losses due primarily to foreign exchange losses compared to net realized gains due to foreign exchange gains and the sale of Class B shares of Prudential Financial Inc. in the same period in the prior year;

•    a net decrease of $317 million to consolidated pre-tax income related to guaranteed living benefits, net of hedges, primarily due to movement in the NPA component of the embedded derivative fair value measurement (see Insurance Reserves – Life Insurance Companies – Variable Annuity Guaranteed Benefit Features and Hedging Program); and

•    restructuring and other costs incurred in the six-month period ended June 30, 2016 but not in the six-month period ended June 30, 2015.

These decreases were partially offset by lower loss on extinguishment of debt from ongoing liability management activities and higher income from divested businesses.

Item 2 / RESULTS OF OPERATIONS

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

For Commercial Insurance — Institutional Markets, Consumer Insurance — Retirement and Consumer Insurance — Life, net investment income is attributed based on invested assets from segregated product line portfolios held in our Life Insurance Companies. The fundamental investment strategy for these product line portfolios is to maintain primarily a diversified, high quality portfolio of fixed maturity securities and, to the extent practicable, to approximately match established duration targets based on characteristics of the underlying liabilities. All invested assets of the Life Insurance Companies in excess of liabilities are allocated based on internal estimates of target statutory capital for each product line.

Foreign Currency Impact

Property Casualty, International Life and Personal Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the currencies that have the most significant impact on our businesses:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
Rate for 1 USD *	2016	2015	Change	2016	2015	Change
Currency:
JPY	110.47	120.19	(8)%	114.31	119.51	(4)%
EUR	0.89	0.91	(2)%	0.90	0.88	2%
GBP	0.70	0.66	6%	0.70	0.66	6%

*  For the three-month period ended June 30, 2016, foreign currency rates are based on  the fiscal quarterly weighted average rate for the three-month period ended May 31, 2016.

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

Property Casualty provides insurance solutions for large and small businesses. The products offered by the Property Casualty operating segment include general liability, commercial automobile liability, workers’ compensation, excess casualty, crisis management (including customized structured programs for large corporate and multinational customers), commercial, industrial and energy-related property insurance products and services that cover exposures to man-made and natural disasters, including business interruption, aerospace, environmental, political risk, trade credit, surety, marine, various small and medium sized enterprises insurance lines, director and officers’ liability (D&O), errors and omissions (E&O), fidelity, employment practices, fiduciary liability, cybersecurity risk, and kidnap and ransom. Property Casualty products are primarily distributed through a network of independent retail and wholesale brokers, and through an independent agency network.

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

Commercial Insurance Results

The following table presents Commercial Insurance results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Revenues:
Premiums	$5,103	$5,971	(15)%	$10,264	$11,228	(9)%
Policy fees	50	50	-	101	99	2
Net investment income	1,357	1,645	(18)	2,303	3,183	(28)
Benefits and expenses:
Policyholder benefits and losses incurred	3,971	4,549	(13)	7,702	8,316	(7)
Interest credited to policyholder account balances	101	102	(1)	202	204	(1)
Amortization of deferred policy acquisition costs	530	593	(11)	1,072	1,189	(10)
General operating and other expenses*	820	922	(11)	1,715	1,839	(7)
Pre-tax operating income	$1,088	$1,500	(27)%	$1,977	$2,962	(33)%

*    Includes general operating expenses, commissions and other acquisition expenses.

Commercial Insurance Results by Operating Segment

The following section provides a comparative discussion of Commercial Insurance results of operations for the three- and six-month periods ended June 30, 2016 and 2015 by operating segment.

Item 2 / results of operations / COMMERCIAL INSURANCE

Property Casualty Results

The following table presents Property Casualty results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Underwriting results:
Net premiums written	$4,424	$5,583	(21)%	$8,731	$10,630	(18)%
(Increase) decrease in unearned premiums	225	(481)	NM	619	(597)	NM
Net premiums earned	4,649	5,102	(9)	9,350	10,033	(7)
Losses and loss adjustment expenses incurred	3,489	3,614	(3)	6,697	6,974	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	521	586	(11)	1,055	1,174	(10)
Other acquisition expenses	196	183	7	427	392	9
Total acquisition expenses	717	769	(7)	1,482	1,566	(5)
General operating expenses	543	658	(17)	1,128	1,287	(12)
Underwriting income (loss)	(100)	61	NM	43	206	(79)
Net investment income	891	1,131	(21)	1,468	2,156	(32)
Pre-tax operating income	$791	$1,192	(34)%	$1,511	$2,362	(36)%

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (in millions)

Property Casualty Quarterly Results

Pre‑tax operating income decreased in the three-month period ended June 30, 2016 compared to the same period in the prior year due to lower net investment income driven by lower returns on alternative investments, as well as an underwriting loss compared to underwriting income for the same period in the prior year. These underwriting results were primarily driven by:

•    a net loss reserve discount charge in the three-month period ended June 30, 2016 compared to a net loss reserve discount benefit for the same period in the prior year;

•    higher catastrophe losses compared to the same period in the prior year;

Item 2 / results of operations / COMMERCIAL INSURANCE

•    lower net adverse prior year loss reserve development in the current year which reflected approximately $100 million reserve charge attributable to Florida court rulings in the second quarter of 2016 that have increased the potential liability for workers’ compensation claims in that state by reversing certain aspects of regulations in place since 2003;

•    improvements in the accident year loss ratio, as adjusted, from our strategic actions to retain more profitable business; and

•    lower general operating expenses resulting from lower employee-related expenses and our expense savings initiatives.

The current accident year losses for the three-month period ended June 30, 2016 included four severe losses totaling $130 million compared to eight severe losses totaling $184 million in the same period in the prior year. The net loss reserve discount charge was $191 million in the three-month period ended June 30, 2016, compared to a net loss reserve discount benefit of $270 million in the same period in the prior year, primarily reflecting a decrease in the reserve discount curve consisting of consisting of the U.S. Treasury forward yield curve and a liquidity margin. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion. Net adverse prior year loss reserve development, including return premiums, was $58 million and $279 million in the three-month periods ended June 30, 2016 and 2015, respectively. See Insurance Reserves – Non-Life Insurance Companies –Net Loss Development for further discussion. Catastrophe losses were $353 million in the three-month period ended June 30, 2016, compared to $209 million in the same period in the prior year.

Acquisition expenses decreased in the three-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to a decrease in net commission expense, particularly in Casualty and Specialty, reflecting lower production, the effect of reinsurance arrangements, as well as the strengthening of the U.S. dollar against the British pound. These decreases were partially offset by higher guaranty fund and other assessments primarily due to favorable guaranty fund and other assessment settlements in the prior year period.

General operating expenses decreased  in the three-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to lower employee-related expenses resulting from actions to streamline our management structure and general cost containment measures commenced in 2015 and continuing through June 30, 2016.

Net investment income decreased in the three-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to lower income on alternative investments as well as fair market value declines on assets accounted for under the fair value option. In the same period in the prior year, Property Casualty recorded net investment income related to assets accounted for under the fair value option.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Property Casualty Year-to-Date Results

Pre‑tax operating income decreased in the six-month period ended June 30, 2016 compared to the same period in the prior year due to lower net investment income driven by lower returns on alternative investments and a decrease in underwriting income. The decrease in underwriting income was primarily driven by:

•    a net loss reserve discount charge in the six-month period ended June 30, 2016 compared to a net loss reserve discount benefit for the same period in the prior year;

•    higher catastrophe losses compared to the same period in the prior year;

•    lower net adverse prior year loss reserve development in the current year which reflected approximately $100 million reserve charge attributable to Florida court rulings in the second quarter of 2016 that have increased the potential liability for workers’ compensation claims in that state by reversing certain aspects of regulations in place since 2003;

•    improvements in the accident year loss ratio, as adjusted, from our strategic actions to retain more profitable business; and

•    lower general operating expenses resulting from lower employee-related expenses and our expense savings. Initiatives.

The current accident year losses for the six-month period ended June 30, 2016 included ten severe losses totaling $239 million compared to 16 severe losses totaling $318 million in the same period in the prior year. The net loss reserve discount

Item 2 / results of operations / COMMERCIAL INSURANCE

charge was $165 million in the six-month period ended June 30, 2016, compared to a benefit of $177 million in the same period in the prior year, primarily reflecting a decrease in the reserve discount curve consisting of the U.S. Treasury forward yield curve and a liquidity margin. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion. Net adverse prior year loss reserve development, including return premiums, was $48 million and $307 million in the six-month periods ended June 30, 2016 and 2015, respectively. See Insurance Reserves – Non-Life Insurance Companies – Net Loss Development for further discussion. Catastrophe losses were $575 million in the six-month period ended June 30, 2016, compared to $280 million in the same period in the prior year.

Acquisition expenses decreased in the six-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to a decrease in net commission expense, particularly in Casualty, reflecting lower production, the effect of reinsurance arrangements, as well as the strengthening of the U.S. dollar against the euro and British pound. These decreases were partially offset by higher guaranty fund and other assessments primarily due to favorable guaranty fund and other assessment settlements in the prior year period.

General operating expenses decreased  in the six-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to lower employee-related expenses resulting from actions to streamline our management structure and general cost containment measures commenced in 2015 and continuing through 2016.

Net investment income decreased in the six-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to lower income on alternative investments as well as fair market value declines on assets accounted for under the fair value option. In the same period in the prior year, Property Casualty recorded net investment income related to assets accounted for under the fair value option, as well as gains related to hedge funds.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Property Casualty Net Premiums Written

The following table presents Property Casualty’s net premiums written by major line of business:

	Three Months Ended		Percentage Change in		Six Months Ended		Percentage Change in
	June 30,		U.S.	Original	June 30,		U.S.	Original
(in millions)	2016	2015	dollars	Currency	2016	2015	dollars	Currency
Casualty	$1,109	$1,812	(39)%	(39)%	$2,472	$3,694	(33)%	(32)%
Property	1,442	1,628	(11)	(11)	2,466	2,635	(6)	(4)
Specialty	760	918	(17)	(16)	1,650	1,872	(12)	(10)
Financial lines	1,113	1,225	(9)	(9)	2,143	2,429	(12)	(10)
Total Property Casualty net
premiums written	$4,424	$5,583	(21)%	(20)%	$8,731	$10,630	(18)%	(16)%

Item 2 / results of operations / COMMERCIAL INSURANCE

Property Casualty NET PREMIUMS WRITTEN by Line of Business (in millions)

Property Casualty Quarterly and Year-to-Date Net Premiums Written

Property Casualty net premiums written decreased in all lines of business in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, in line with our planned portfolio optimization. This decrease was primarily due to the continued execution of our strategy to enhance risk selection in our Casualty and Property product portfolios, the non-renewal of certain underperforming classes of business, the increased use of reinsurance and adherence to our underwriting discipline in competitive market conditions, as well as the effect of foreign exchange, particularly the strengthening of the U.S. dollar against the British pound.  Additionally, for the six-month period ended June 30, 2015, net premiums written benefited from the renewal of a multi-year E&O policy in U.S. Financial lines. The following paragraphs discuss the changes within our lines of business exclusive of the effect of foreign exchange.

Casualty net premiums written decreased, particularly in the U.S., in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year reflecting the continued execution of our strategy to enhance risk selection and to optimize our product portfolio, which includes non-renewal of certain underperforming classes of business, revising rates, terms and conditions in certain underperforming portfolios, and the effect of the two-year reinsurance arrangement with the Swiss Re Group.

Property net premiums written decreased in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, primarily due to lower renewal retention and decreases in new business across all regions reflecting rate pressure and the effort to adhere to our underwriting discipline, partially offset by changes to our catastrophe reinsurance programs to retain more favorable risks.

Specialty net premiums written decreased in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, primarily due to the execution of our strategy to restructure the U.S environmental business, which includes non-renewal of certain pollution legal liability business in the U.S. and Canada, increased use of reinsurance, and a decline in EMEA Aerospace. These declines were partially offset by an increase in certain targeted growth products, particularly in the U.S. and Asia.

Item 2 / results of operations / COMMERCIAL INSURANCE

Financial lines net premiums written decreased in the three-month period ended June 30, 2016, compared to the same period in the prior year primarily due to lower renewal retention and decreases in new business across all regions reflecting rate pressure and efforts to adhere to our underwriting discipline. For the six-month period ended June 30, 2016, net premiums written decreased, compared to the same period in the prior year primarily due to lower renewal retention and decreases in new business, particularly in the U.S., partially offset by an increase in targeted growth products in EMEA and Asia. Additionally, in the first six months of 2015, net premiums written benefited from the renewal of a multi-year E&O policy in the U.S.

Property Casualty Net Premiums Written by Region

The following table presents Property Casualty’s net premiums written by region:

			Percentage	Percentage			Percentage	Percentage
	Three Months Ended		Change in	Change in	Six Months Ended		Change in	Change in
	June 30,		U.S.	Original	June 30,		U.S.	Original
(in millions)	2016	2015	dollars	Currency	2016	2015	dollars	Currency
Property Casualty:
Americas	$2,867	$3,892	(26)%	(26)%	$5,190	$6,841	(24)%	(24)%
Asia Pacific	456	460	(1)	(2)	881	942	(6)	(4)
EMEA	1,101	1,231	(11)	(10)	2,660	2,847	(7)	(3)
Total net premiums written	$4,424	$5,583	(21)%	(20)%	$8,731	$10,630	(18)%	(16)%

property casualty NET PREMIUMS WRITTEN by Region (in millions)

The following paragraphs discuss the changes in net premiums written on a constant dollar basis, which exclude the effect of foreign exchange.

The Americas net premiums written decreased in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, primarily due to the continued execution of our strategy to optimize our product portfolio in the Casualty and Environmental businesses, increased use of reinsurance, and lower new and renewal business in Property and Financial lines. These declines were partially offset by an increase in certain targeted growth products in Specialty. Additionally, for the six-month period ended June 30, 2015, net premiums written benefited from the renewal of a multi-year E&O policy in U.S. Financial lines.

Item 2 / results of operations / COMMERCIAL INSURANCE

Asia Pacific net premiums written decreased in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, primarily due to lower new and renewal business, particularly in Property, reflecting rate pressure and the effort to adhere to our underwriting discipline, partially offset by an increase in certain targeted growth products in Specialty.

EMEA net premiums written decreased in the three-month period ended June 30, 2016, compared to the same period in the prior year, reflecting lower new and renewal business across all lines, particularly in Aerospace. Net premiums written decreased in the six-month period ended June 30, 2016, compared to the same period in the prior year, primarily due to lower new and renewal business, particularly in Specialty and Property, partially offset by an increase in certain targeted growth products in Financial lines.

Property Casualty Underwriting Ratios

Our Commercial Property Casualty business experiences period-to-period volatility, which may affect observable trends in key metrics, particularly underwriting ratios, and makes it difficult to predict future results by extrapolating movements in these metrics from quarter-to-quarter. Future results should not be extrapolated based on quarter-to-quarter movements in these metrics.

The following tables present the Property Casualty combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Loss ratio	75.0	70.8	4.2	71.6	69.5	2.1
Catastrophe losses and reinstatement premiums	(7.5)	(4.1)	(3.4)	(6.1)	(2.8)	(3.3)
Prior year development net of premium adjustments	(1.0)	(5.3)	4.3	(0.3)	(2.9)	2.6
Net reserve discount benefit (charge)	(4.1)	5.2	(9.3)	(1.8)	1.7	(3.5)
Accident year loss ratio, as adjusted	62.4	66.6	(4.2)	63.4	65.5	(2.1)
Acquisition ratio	15.4	15.1	0.3	15.9	15.6	0.3
General operating expense ratio	11.7	12.9	(1.2)	12.1	12.8	(0.7)
Expense ratio	27.1	28.0	(0.9)	28.0	28.4	(0.4)
Combined ratio	102.1	98.8	3.3	99.6	97.9	1.7
Catastrophe losses and reinstatement premiums	(7.5)	(4.1)	(3.4)	(6.1)	(2.8)	(3.3)
Prior year development net of premium adjustments	(1.0)	(5.3)	4.3	(0.3)	(2.9)	2.6
Net reserve discount benefit (charge)	(4.1)	5.2	(9.3)	(1.8)	1.7	(3.5)
Accident year combined ratio, as adjusted	89.5	94.6	(5.1)	91.4	93.9	(2.5)

Item 2 / results of operations / COMMERCIAL INSURANCE

property casualty ratios Three Months Ended June 30,	Six Months Ended June 30,

See Insurance Reserves – Non-Life Insurance Companies for further discussion of discounting of reserves and prior year development.

Item 2 / results of operations / COMMERCIAL INSURANCE

The following tables present Property Casualty’s accident year catastrophe and severe losses by region and number of events:

Catastrophes (a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended June 30, 2016
Natural catastrophes:
Flooding	2	$37	$-	$46	$83
Windstorms and hailstorms	4	117	8	1	126
Wildfire	1	51	-	10	61
Earthquakes	2	54	24	5	83
Total catastrophe-related charges	9	$259	$32	$62	$353
Three Months Ended June 30, 2015
Natural catastrophes:
Flooding	2	$67	$-	$2	$69
Windstorms and hailstorms	7	103	14	23	140
Total catastrophe-related charges	9	$170	$14	$25	$209
Six Months Ended June 30, 2016
Natural catastrophes:
Flooding	2	$37	$-	$46	$83
Windstorms and hailstorms	11	301	15	2	318
Wildfire	1	51	-	10	61
Earthquakes	2	54	24	5	83
Other events	1	-	-	30	30
Total catastrophe-related charges	17	$443	$39	$93	$575
Six Months Ended June 30, 2015
Natural catastrophes:
Flooding	2	$67	$-	$2	$69
Windstorms and hailstorms	8	174	14	23	211
Total catastrophe-related charges	10	$241	$14	$25	$280

(a) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Severe Losses(b)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended June 30,
2016	4	$96	$12	$22	$130
2015	8	$122	$-	$62	$184
Six Months Ended June 30,
2016	10	$106	$12	$121	$239
2015	16	$235	$-	$83	$318

(b)  Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Item 2 / results of operations / COMMERCIAL INSURANCE

Property Casualty Quarterly and Year-to-Date Insurance Ratios

The combined ratio increased in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, primarily due to an increase in the loss ratio partially offset by a lower expense ratio.

The accident year combined ratio, as adjusted, decreased in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, primarily due to a decrease in the accident year loss ratio, as adjusted, as well as a lower expense ratio.

The loss ratio increased in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, primarily due to a net loss reserve discount charge compared to net loss reserve discount benefit in the same periods in the prior year and higher catastrophe losses. These increases were partially offset by an improvement in the accident year loss ratio, as adjusted, as well as lower net adverse prior year loss reserve development.

The accident year loss ratio, as adjusted, decreased in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, reflecting the continued execution of our strategy to enhance risk selection, improve underwriting discipline and manage exposures, including the use of reinsurance, and overall lower severe losses. The accident year loss ratio, as adjusted, improved in Casualty, reflecting the non-renewal of certain underperforming classes of business, as well as the effect of reinsurance.  Financial lines improved across all regions due to our pricing discipline, and Specialty benefited from lower severe and attritional losses. These decreases were partially offset by higher attritional and severe losses in Property. Severe losses represented approximately 2.8 points and 2.6 points of the accident year loss ratio, as adjusted, in the three- and six-month periods ended June 30, 2016, respectively, compared to 3.6 points and 3.2 points, respectively, in the same periods in the prior year.

The acquisition ratio increased by 0.3 points in both the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, primarily due to favorable guaranty fund and other assessments settlements in the same periods in the prior year, partially offset by lower net commission expenses, particularly in U.S. Casualty and U.S Specialty, reflecting the effect of reinsurance arrangements.

The general operating expense ratio decreased by 1.2 points and 0.7 points in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily due to lower employee-related costs resulting from ongoing actions to streamline our management structure and general cost containment measures commenced in 2015 and continuing through June 30, 2016.

Item 2 / results of operations / COMMERCIAL INSURANCE

Mortgage Guaranty Results

The following table presents Mortgage Guaranty results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(dollars in millions)	2016	2015	Change	2016	2015	Change
Underwriting results:
Net premiums written	$244	$277	(12)%	$475	$535	(11)%
Increase in unearned premiums	(5)	(51)	90	(11)	(79)	86
Net premiums earned	239	226	6	464	456	2
Losses and loss adjustment expenses incurred	25	44	(43)	67	102	(34)
Acquisition expenses:
Amortization of deferred policy acquisition costs	9	7	29	16	14	14
Other acquisition expenses	12	13	(8)	25	28	(11)
Total acquisition expenses	21	20	5	41	42	(2)
General operating expenses	42	40	5	78	79	(1)
Underwriting income	151	122	24	278	233	19
Net investment income	36	35	3	72	69	4
Pre-tax operating income	187	157	19	350	302	16
Key metrics:
Prior year loss reserve development (favorable)/
unfavorable	$(12)	$(17)	(29)%	$(17)	$(17)	-%
Domestic first-lien:
New insurance written	$12,985	$15,190	(15)	$21,812	$25,732	(15)
Combined ratio	38.1	48.4		41.7	50.9
Primary risk in force				$47,719	$44,723	7
60+ day delinquency ratio on primary loans(a)				2.9%	3.6%
Domestic second-lien:
Risk in force(b)				$359	$426	(16)

(a) Based on number of policies.

(b) Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, which is usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

Pre-Tax oPERATING INCOME (in millions)	domestic first-lien new insurance written ON MORTGAGE LOANS (in millions)

Item 2 / results of operations / COMMERCIAL INSURANCE

The following table presents Mortgage Guaranty first-lien results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(dollars in millions)	2016	2015	Change	2016	2015	Change
Underwriting results:
Net premiums written	$231	$262	(12)%	$450	$504	(11)%
Increase in unearned premiums	(6)	(51)	88	(11)	(78)	86
Net premiums earned	225	211	7	439	426	3
Losses and loss adjustment expenses incurred	30	46	(35)	76	104	(27)
Acquisition expenses:
Amortization of deferred policy acquisition costs	9	7	29	16	14	14
Other acquisition expenses	12	13	(8)	25	27	(7)
Total acquisition expenses	21	20	5	41	41	-
General operating expenses	35	36	(3)	66	72	(8)
Underwriting income	139	109	28	256	209	22
Net investment income	33	32	3	66	63	5
Pre-tax operating income	$172	$141	22%	$322	$272	18%

Mortgage Guaranty Quarterly Results

Pre-tax operating income increased in the three-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to a decline in incurred losses from lower delinquency rates and higher cure rates. The decline in net premiums written primarily reflected reductions in run-off business and in new insurance volume driven by the decline in mortgage refinances in 2016. Mortgage refinances were higher in 2015 due to lower mortgage interest rates in late 2014 and early 2015 resulting in a surge in refinancing activity.

First-Lien Results

First-lien pre-tax operating income increased in the three-month period ended June 30, 2016, compared to the same period in the prior year, reflecting an increase in underwriting income. First-lien net premiums earned increased in the three-month period ended June 30, 2016, compared to the same period in the prior year, primarily from an increase in the policies in-force. First-lien losses and loss adjustment expenses incurred in the three-month period ended June 30, 2016 decreased by $16 million compared to the same period in the prior year driven by lower frequency and severity in new delinquencies and an increase in cure rates. The combined ratio decreased by 10.3 points to 38.1 points in the three-month period ended June 30, 2016, compared to the same period in the prior year, reflecting an improvement in overall underwriting results.

Acquisition expenses increased slightly in the three-month period ended June 30, 2016 compared to the same period in the prior year, primarily as a result of increase in the amortization of deferred acquisition costs.

General operating expenses decreased slightly in the three-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to a reduction in employee-related expenses compared to the same period in the prior year.

Other Business Results

Other business results include second-lien mortgage insurance, student loan insurance and non-domestic mortgage insurance operations.

The Other business’ pre-tax operating income for the three-month period ended June 30, 2016 remained unchanged compared to the same period in the prior year at approximately $15 million as a decrease in net premiums earned was entirely offset by a decrease in losses and loss adjustment expenses.

Item 2 / results of operations / COMMERCIAL INSURANCE

Mortgage Guaranty Year-to-Date Results

Pre-tax operating income increased in the six-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to a decline in incurred losses from lower delinquency rates and higher cure rates. The decline in net premiums written primarily reflected lower new insurance written compared to the early part of 2015 when the housing market experienced increased refinancing activity.

First-Lien Results

First-lien pre-tax operating income increased in the six-month period ended June 30, 2016, compared to the same period in the prior year, reflecting an increase in underwriting income. First-lien net premiums earned increased in the six-month period ended June 30, 2016, compared to the same period in the prior year, primarily from an increase in in-force policies. First-lien losses and loss adjustment expenses incurred in the six-month period ended June 30, 2016 decreased by $28 million compared to the same period in the prior year due to a decline in newly reported delinquencies and an increase in cure rates. The combined ratio decreased by 9.2 points to 41.7 points in the six-month period ended June 30, 2016, compared to the same period in the prior year, reflecting an improvement in overall underwriting results.

Acquisition expenses remained unchanged at $41 million in the six-month period ended June 30, 2016 compared to the same period in the prior year, as reductions in expenses related to sales support activities were offset by amortization of deferred acquisition costs.

General operating expenses decreased in the six-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to a reduction in employee-related expenses.

Other Business Results

The Other business’ pre-tax operating income for the six-month period ended June 30, 2016 was approximately $28 million compared to $30 million in the same period in the prior year. The slight decrease in pre-tax operating income was primarily due to a decrease in net premiums earned as these portfolios continued to run off, partially offset by a decrease in losses and loss adjustment expenses.

New Insurance Written on Domestic First-Lien Mortgage Loans

Mortgage Guaranty’s domestic first-lien new insurance written was $13.0 billion and $21.8 billion in the three- and six-month periods ended June 30, 2016, respectively, compared to $15.2 billion and $25.7 billion, respectively, in the same periods in the prior year, due to lower mortgage interest rates in late 2014 and early 2015 resulting in an increase in refinancing activity in early 2015.

Delinquency Inventory

The delinquency inventory for domestic first-lien business declined during the three-month period ended June 30, 2016 compared to the same period in the prior year as a result of cures and paid claims exceeding the number of newly reported delinquencies. Mortgage Guaranty’s first-lien primary delinquency ratio at June 30, 2016 was 2.9 percent compared to 3.6 percent at June 30, 2015. Over the last several years, Mortgage Guaranty has experienced a decline in newly reported delinquencies and an increase in cure rates.

Item 2 / results of operations / COMMERCIAL INSURANCE

The following table provides a summary of activity in Mortgage Guaranty’s domestic first lien delinquency inventory:

Six Months Ended June 30,
(number of policies)	2016	2015*
Number of primary delinquencies at the beginning of the year	30,471	37,622
Newly reported	17,450	19,063
Cures	(16,944)	(19,487)
Claims paid	(3,209)	(4,429)
Other	(1,508)	(878)
Number of primary delinquencies at the end of the period	26,260	31,891

*  In the second quarter of 2016, Mortgage Guaranty’s number of delinquent loans was revised to remove modified pool policies and reflect primary first-lien only policies. The prior period has been revised to conform to the current period presentation.

Mortgage Guaranty Quarterly and Year-to-Date Underwriting Ratios

The following tables present the Mortgage Guaranty combined ratios based on GAAP data:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Loss ratio	10.5	19.5	(9.0)	14.4	22.4	(8.0)
Acquisition ratio	8.8	8.8	-	8.8	9.2	(0.4)
General operating expense ratio	17.6	17.7	(0.1)	16.8	17.3	(0.5)
Expense ratio	26.4	26.5	(0.1)	25.6	26.5	(0.9)
Combined ratio	36.9	46.0	(9.1)	40.0	48.9	(8.9)

The combined ratio decreased by 9.1 points and 8.9 points in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily due to a lower loss ratio. The decrease in the loss ratio in the three- and six-month periods ended June 30, 2016 was driven primarily by a decline in incurred losses driven by fewer new delinquencies and higher cure rates.

The acquisition ratio remained flat and decreased by 0.4 points  in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods in the prior year. In the six-month period ended June 30, 2016, the acquisition ratio decreased primarily due to reduced expenses related to sales activities supporting lower new insurance written.

The general operating expense ratio decreased by 0.1 point and 0.5 points in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily due to a decrease in employee-related expenses.

Item 2 / results of operations / COMMERCIAL INSURANCE

Institutional Markets Results

The following table presents Institutional Markets results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Revenues:
Premiums	$215	$643	(67)%	$450	$739	(39)%
Policy fees	50	50	-	101	99	2
Net investment income	430	479	(10)	763	958	(20)
Benefits and expenses:
Policyholder benefits and losses incurred	457	891	(49)	938	1,240	(24)
Interest credited to policyholder account balances	101	102	(1)	202	204	(1)
Amortization of deferred policy acquisition costs	-	-	NM	1	1	-
Other acquisition expenses	7	8	(13)	18	15	20
General operating expenses	20	20	-	39	38	3
Pre-tax operating income	$110	$151	(27)%	$116	$298	(61)%

INSTITUTIONAL MARKETS pre-tax OPERATING INCOME (in millions)

Item 2 / results of operations / COMMERCIAL INSURANCE

Institutional Markets Quarterly Results

Pre-tax operating income decreased in the three-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to lower net investment income on alternative investments. Variances in premiums and benefits and expenses are primarily due to premiums received and future policy benefit reserves established from the sale of terminal funding annuities and structured settlements. The decreases in premiums and in benefits and expenses, compared to the same period in the prior year, were due to a large terminal funding annuity issued in the three-month period ended June 30, 2015.

Net investment income in the three-month period ended June 30, 2016 decreased compared to the same period in the prior year, primarily due to lower income on alternative investments, which was positive in the current period but lower than the same period in the prior year. Base net investment income for the three-month period ended June 30, 2016 increased compared to the same period in the prior year, primarily due to growth in average base invested assets. Certain traditional long-duration products for which Institutional Markets does not have the ability to adjust interest rates, such as life-contingent structured settlements, are exposed to reduced earnings and potential loss recognition reserve increases in a sustained low interest rate environment. See MD&A – Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Institutional Markets business.

General operating expenses in the three-month period ended June 30, 2016 were comparable to the same period in the prior year.

Institutional Markets Year-to-Date Results

Pre-tax operating income decreased in the six-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to lower net investment income on alternative investments. The decreases in premiums and benefits and expenses were primarily due to a large terminal funding annuity issued in the six-month period ended June 30, 2015.

Net investment income in the six-month period ended June 30, 2016 decreased compared to the same period in the prior year, primarily due to lower income on alternative investments, partially offset by higher base net investment income, primarily due to growth in average invested assets.

Base net investment income for the six-month period ended June 30, 2016 increased compared to the same period in the prior year, due to commercial mortgage loan prepayment income in the six-month period ended June 30, 2016 and growth in average base invested assets. See MD&A – Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Institutional Markets business.

General operating expenses in the six-month period ended June 30, 2016 increased slightly compared to the same period in the prior year, primarily due to higher interest expense related to real estate of consolidated partnerships, which was more than offset by related investment income.

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

Item 2 / results of operations / COMMERCIAL INSURANCE

The following table presents a reconciliation of Institutional Markets premiums and deposits to GAAP premiums:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Premiums and deposits	$506	$680	$810	$826
Deposits	(288)	(26)	(349)	(71)
Other	(3)	(11)	(11)	(16)
Premiums	$215	$643	$450	$739

Premiums for the three- and six-month periods ended June 30, 2016 decreased compared to the same periods in the prior year, primarily due to a large single premium for a terminal funding annuity issued in the three-month period ended June 30, 2015. The decrease in premiums was offset by an increase in deposits in the three- and six-month periods ended June 30, 2016 compared to the same periods in the prior year, primarily due to a $254 million ten-year, floating-rate funding agreement issued to the Federal Home Loan Bank of Dallas in the three- and six-month periods ended June 30, 2016.

CONSUMER INSURANCE

Consumer Insurance presents its operating results in three operating segments – Retirement, Life and Personal Insurance.

Retirement provides a broad portfolio of retirement products and services to individual consumers. The primary products offered by the Retirement operating segment include individual fixed and variable annuities, group retirement plans, retail mutual funds and financial planning services. Retirement products are distributed through affiliated channels, including The Variable Annuity Life Insurance Company (VALIC) career financial advisors, and through non-affiliated channels, which include banks, wirehouses, regional and independent broker-dealers, independent marketing organizations and independent insurance agents.

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

Item 2 / results of operations / CONSUMER INSURANCE

Consumer Insurance Results

The following table presents Consumer Insurance results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Revenues:
Premiums	$3,676	$3,552	3%	$7,236	$7,105	2%
Policy fees	643	639	1	1,280	1,266	1
Net investment income	2,162	2,232	(3)	3,990	4,407	(9)
Other income	333	543	(39)	840	1,051	(20)
Benefits and expenses:
Policyholder benefits and losses incurred	2,668	2,561	4	5,188	5,240	(1)
Interest credited to policyholder account balances	849	837	1	1,694	1,670	1
Amortization of deferred policy acquisition costs	785	737	7	1,554	1,452	7
General operating and other expenses*	1,408	1,808	(22)	3,018	3,499	(14)
Pre-tax operating income	$1,104	$1,023	8%	$1,892	$1,968	(4)%

*    Includes general operating expenses, non deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

Consumer Insurance Results by Operating Segment

The following section provides a comparative discussion of Consumer Insurance Results of Operations for the three- and six-month periods ended June 30, 2016 and 2015 by operating segment.

Retirement Results

The following table presents Retirement results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Revenues:
Premiums	$52	$44	18%	$106	$90	18%
Policy fees	272	277	(2)	531	541	(2)
Net investment income	1,567	1,618	(3)	2,876	3,188	(10)
Advisory fee and other income	318	526	(40)	810	1,034	(22)
Benefits and expenses:
Policyholder benefits and losses incurred	114	116	(2)	238	208	14
Interest credited to policyholder account balances	728	715	2	1,451	1,424	2
Amortization of deferred policy acquisition costs	158	158	-	327	300	9
Non deferrable insurance commissions	74	69	7	146	138	6
Advisory fee expenses	173	341	(49)	490	673	(27)
General operating expenses	221	262	(16)	469	506	(7)
Pre-tax operating income	$741	$804	(8)%	$1,202	$1,604	(25)%

Item 2 / results of operations / CONSUMER INSURANCE

RETIREMENT pre-tax OPERATING INCOME (in millions)

Retirement Quarterly Results

Pre-tax operating income in the three-month period ended June 30, 2016 decreased compared to the same period in the prior year, primarily due to lower returns on alternative investments resulting in lower net investment income, partially offset by a decrease in general operating expenses from lower employee-related expenses. The sale of AIG Advisor Group in May 2016 resulted in decreases in advisory fee income, advisory fee expense and general operating expenses in the three-month period ended June 30, 2016 compared to the same period in the prior year.

Net investment income  for the three-month period ended June 30, 2016 decreased compared to the same period in the prior year, primarily due to income on alternative investments, which was positive in the current period but lower than the same period in the prior year. Base net investment income was lower in the three-month period ended June 30, 2016, due to lower reinvestment yields and lower accretion income, compared to the same period in the prior year. These decreases were partially offset by higher yield enhancements, which included higher bond call and tender income and gains on securities for which the fair value option was elected.

Base net investment income for the three-month period ended June 30, 2016 decreased compared to the same period in the prior year, and Retirement fixed maturity portfolio yields in the three-month period ended June 30, 2016 declined compared to the same period in the prior year, primarily as a result of investment purchases and investment of portfolio cash flows, which continued to be at rates below the weighted average yield of the existing portfolio in the sustained low interest rate environment, as well as additional accretion included in the three-month period ended June 30, 2015. The decrease in base net investment income due to lower yields was partially offset by growth in average invested assets due to positive net flows in the past twelve months. See Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Retirement business.

In Group Retirement, lower base yields resulted in spread compression in the three-month period ended June 30, 2016 compared to the same period in the prior year, as lower base net investment income due to lower yields and lower accretion income was only partially offset by lower average interest crediting rates. In Fixed Annuities, average crediting rates in the three-month period ended June 30, 2016 were comparable to the same period in the prior year, and base spreads decreased slightly due to lower base yields. See Spread Management below for additional discussion.

Item 2 / results of operations / CONSUMER INSURANCE

General operating expenses  decreased in the three-month period ended June 30, 2016 compared to the same period in the prior year, due to decreases in employee-related expenses, as well as the sale of AIG Advisor Group in May 2016. General operating expenses in the three-month period ended June 30, 2016 also included interest expense related to real estate of consolidated partnerships, which was more than offset by related investment income.

Retirement Year-to-Date Results

Pre-tax operating income  in the six-month period ended June 30, 2016 decreased compared to the same period in the prior year, primarily due to lower net investment income on alternative investments, partially offset by lower general operating expenses due to lower employee-related expenses. DAC amortization was higher in the six-month period ended June 30, 2016 compared to the same period in the prior year, due in part to a higher level of amortization in Fixed Annuities resulting from the update of actuarial assumptions in the third quarter of 2015, and growth in Retirement Income Solutions index annuities. The sale of AIG Advisor Group in May 2016 resulted in decreases in advisory fee income, advisory fee expense and general operating expenses in the six-month period ended June 30, 2016 compared to the same period in the prior year.

Net investment income  for the six-month period ended June 30, 2016 decreased compared to the same period in the prior year, primarily due to lower income on alternative investments, which included losses in the first three months of 2016, compared to a strong performance in alternative investments in the six-month period ended June 30, 2015. The decrease in alternative investment income in the six-month period ended June 30, 2016 was partially offset by higher yield enhancement income, which included higher bond call and tender income, and higher base net investment income, compared to the same period in the prior year.

Base net investment income for the six-month period ended June 30, 2016 increased compared to the same period in the prior year, as a result of commercial mortgage loan prepayment income in the six-month period ended June 30, 2016, which more than offset overall continued lower base yields on investment purchases. Retirement fixed maturity portfolio yields in the six-month period ended June 30, 2016 declined compared to the same period in the prior year, primarily as a result of investment purchases and reinvestment of portfolio cash flows, which continued to be at rates below the weighted average yield of the existing portfolio in the sustained low interest rate environment. The decrease in base net investment income due to lower yields was partially offset by growth in average invested assets compared to the same period in the prior year, primarily due to positive net flows in the past twelve months. See Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Retirement business.

In Group Retirement, base spreads decreased in the six-month period ended June 30, 2016 compared to the same period in the prior year, due to lower yields on reinvestment of portfolio cash flows and additional accretion in the same period in the prior year, partially offset by lower average interest crediting rates, which are reset annually on January 1 for a large portion of Group Retirement’s fixed option account values. In Fixed Annuities, average crediting rates in the six-month period ended June 30, 2016 were comparable to the same period in the prior year, and base spreads decreased slightly due to lower base yields. See Spread Management below for additional discussion.

General operating expenses  decreased in the six-month period ended June 30, 2016 compared to the same period in the prior year, due to decreases in employee-related expenses, as well as the sale of AIG Advisor Group in May 2016. General operating expenses in the six-month period ended June 30, 2016 also included interest expense related to real estate of consolidated partnerships, which was more than offset by related investment income.

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

As of June 30, 2016, Retirement’s fixed annuity reserves, which include fixed options offered within variable annuities sold in the Group Retirement and Retirement Income Solutions product lines as well as reserves of the Fixed Annuities product line, had minimum guaranteed interest rates ranging from 1.0 percent to 5.5 percent, with the higher rates representing guarantees on older in-force products. As indicated in the table below, approximately 72 percent of annuity account values were at their minimum crediting rates as of June 30, 2016, compared to 73 percent at December 31, 2015. As a result of disciplined pricing on new business and the run-off of older business with higher minimum crediting rates, fixed annuity account values having contractual minimum guaranteed rates above 1 percent decreased from 74 percent of total fixed annuity reserves at December 31, 2015 to 72 percent at June 30, 2016.

The following table presents fixed annuity account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
June 30, 2016		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Fixed annuities *
1%	$6,455	$5,851	$14,918	$27,224
> 1% - 2%	12,148	2,220	2,961	17,329
> 2% - 3%	30,302	431	569	31,302
> 3% - 4%	11,947	48	7	12,002
> 4% - 5%	7,716	-	4	7,720
> 5% - 5.5%	199	-	5	204
Total	$68,767	$8,550	$18,464	$95,781
Percentage of total	72%	9%	19%	100%

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

The following table presents a reconciliation of Retirement premiums and deposits to GAAP premiums:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Premiums and deposits*	$6,431	$6,070	$13,284	$11,579
Deposits	(6,377)	(6,046)	(13,178)	(11,537)
Other	(2)	20	-	48
Premiums	$52	$44	$106	$90

* Excludes activity related to closed blocks of fixed and variable annuities.

Premiums  increased in the three- and six-month periods ended June 30, 2016 compared to the same periods in the prior year, primarily due to higher sales of immediate annuities in the Fixed Annuities product line.

Premiums and Deposits and Net Flows

The following table presents Retirement premiums and deposits and net flows by product line:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Fixed Annuities	$1,208	$650	86%	$2,842	$1,334	113%
Retirement Income Solutions	1,976	2,936	(33)	4,014	5,393	(26)
Retail Mutual Funds	1,410	922	53	2,735	1,779	54
Group Retirement	1,837	1,562	18	3,693	3,073	20
Total Retirement premiums and deposits*	$6,431	$6,070	6%	$13,284	$11,579	15%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net flows
Fixed Annuities	$(428)	$(940)	$(269)	$(1,686)
Retirement Income Solutions	1,061	1,922	2,258	3,447
Retail Mutual Funds	702	341	1,245	484
Group Retirement	19	(391)	54	(1,031)
Total Retirement net flows*	$1,354	$932	$3,288	$1,214

*    Excludes activity related to closed blocks of fixed and variable annuities, which had reserves of approximately $4.3 billion and $5.2 billion at June 30, 2016 and 2015, respectively.

Item 2 / results of operations / CONSUMER INSURANCE

RETIREMENT PREMIUMS AND DEPOSITS by Product Line (in millions)

Premiums and deposits for Retirement increased in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, primarily due to higher sales in Fixed Annuities, Retail Mutual Funds and Group Retirement, partially offset by lower sales in Retirement Income Solutions.

Net flows for annuity products included in Fixed Annuities, Retirement Income Solutions and Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows from mutual funds, which are included in both Retail Mutual Funds and Group Retirement, represent deposits less withdrawals.

Total net flows for Retirement in the three- and six-month periods ended June 30, 2016 increased compared to the same periods in the prior year. Higher sales of Fixed Annuities, higher sales and lower surrenders in Group Retirement, and higher sales of Retail Mutual Funds were the primary drivers of the improvement in net flows compared to the same periods in the prior year.

Premiums and Deposits and Net Flows by Product Line

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Fixed Annuities deposits increased significantly in the three- and six-month periods ended June 30, 2016 compared to the same periods in the prior year, partially offset by a slight increase in surrenders, resulting in net flows that were negative but improved compared to the same periods in the prior year.

Item 2 / results of operations / CONSUMER INSURANCE

Retirement Income Solutions premiums and deposits decreased in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, due to lower sales of variable annuities, which were partially offset by growth in index annuities. Positive net flows exceeded $1 billion per quarter in the six-month period ended June 30, 2016, but were significantly lower compared to the same periods in the prior year, due to the decrease in deposits. Surrenders were lower in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, and the improvement in surrender rates (see Surrender Rates below) also reflected the significant growth in account value driven by positive net flows over the past twelve months, which has increased the proportion of business that is within the surrender charge period.

Retail Mutual Fund net flows increased in the three- and six-month periods ended June 30, 2016 compared to the same periods in the prior year due to improvement in the level of deposits driven by activity within the Focused Dividend Strategy Fund.

Group Retirement net flows in the three- and six-month periods ended June 30, 2016 were positive and improved significantly compared to net outflows in the same periods in the prior year, due to higher premiums and deposits and lower surrender activity. The six-month period ended June 30, 2015 included large group surrenders of approximately $475 million. The large group market has been impacted by the consolidation of healthcare providers and other employers in our target markets.

Surrender Rates

The following table presents reserves for annuity product lines by surrender charge category:

	June 30, 2016			December 31, 2015
			Retirement			Retirement
	Group	Fixed	Income	Group	Fixed	Income
(in millions)	Retirement(a)	Annuities	Solutions	Retirement(a)	Annuities	Solutions
No surrender charge(b)	$61,993	$35,141	$14,883	$60,720	$34,331	$14,184
Greater than 0% - 2%	1,211	1,214	4,215	1,199	1,543	4,517
Greater than 2% - 4%	1,216	2,191	5,047	1,363	2,285	4,565
Greater than 4%	5,603	13,166	34,853	5,952	13,138	31,683
Non-surrenderable	773	3,801	371	676	3,723	358
Total reserves	$70,796	$55,513	$59,369	$69,910	$55,020	$55,307

(a) Excludes mutual fund assets under management of $15.4 billion and $14.5 billion at June 30, 2016 and December 31, 2015, respectively.

(b) Group Retirement Products in this category include reserves of approximately $6.2 billion at both June 30, 2016 and December 31, 2015, that are subject to 20 percent annual withdrawal limitations.

The following table presents annualized surrender rates for deferred annuities by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Surrenders as a percentage of average account value
Fixed Annuities	8.0%	7.2%	7.4%	7.0%
Retirement Income Solutions	4.9	6.4	4.8	6.3
Group Retirement	7.8	8.4	7.8	8.9

Item 2 / results of operations / CONSUMER INSURANCE

Life Results

The following table presents Life results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Revenues:
Premiums	$762	$702	9%	$1,498	$1,410	6%
Policy fees	371	362	2	749	725	3
Net investment income	542	551	(2)	1,010	1,093	(8)
Other income	15	17	(12)	30	17	76
Benefits and expenses:
Policyholder benefits and losses incurred	961	965	-	1,903	1,907	-
Interest credited to policyholder account balances	121	122	(1)	243	246	(1)
Amortization of deferred policy acquisition costs	120	89	35	240	175	37
Non deferrable insurance commissions	47	57	(18)	97	116	(16)
General operating expenses	257	250	3	515	481	7
Pre-tax operating income	$184	$149	23	$289	$320	(10)

Life pre-tax OPERATING INCOME (in millions)

Life Quarterly Results

Pre-tax operating income increased in the three-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to more favorable mortality experience and lower domestic general operating expenses, partially offset by lower net investment income on alternative investments. The increase in DAC amortization was largely offset by higher amortization of unearned revenue reserves, reported in policy fees, and by reserve releases associated with increased lapses of term and traditional life products.

Net investment income decreased in the three-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to lower income on alternative investments, partially offset by higher yield enhancement income, which included bond call and tender income. See Investments – Life Insurance Companies for additional discussion of the

Item 2 / results of operations / CONSUMER INSURANCE

investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Life business.

General operating expenses increased in the three-month period ended June 30, 2016 compared to the same period in the prior year. A decrease in domestic employee-related expenses in the three-month period ended June 30, 2016 compared to the same period in the prior year was more than offset by higher expenses in Japan and interest expense related to real estate of consolidated partnerships; the latter was more than offset by related investment income.

Life Year-to-Date Results

Pre-tax operating income decreased in the six-month period ended June 30, 2016 compared to the same period in the prior year, due to lower net investment income on alternative investments and higher general operating expenses from international operations, partially offset by more favorable mortality experience, lower domestic employee-related expenses and an IBNR reserve release. Pre-tax operating income in the six-month period ended June 30, 2016 benefited from a $25 million reduction in the reserve for IBNR death claims related to enhanced claims practices, which was recorded in the three-month period ended March 31, 2016. The increase in DAC amortization was largely offset by higher amortization of unearned revenue reserves, reported in policy fees, and by reserve releases associated with increased lapses of term and traditional life products.

Net investment income decreased in the six-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to lower income on alternative investments, partially offset by higher yield enhancement income, which included bond call and tender income. See Investments – Life Insurance Companies for additional discussion of the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Life business.

General operating expenses increased in the six-month period ended June 30, 2016 compared to the same period in the prior year, primarily due to an increase in international expenses from operations in Japan and Laya Healthcare, which was acquired on March 31, 2015, as well as interest expense related to real estate of consolidated partnerships; the latter was more than offset by related investment income. The increases were partially offset by a decrease in domestic operating expenses in the six-month period ended June 30, 2016 compared to the same period in the prior year, principally driven by lower employee-related expenses.

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

Item 2 / results of operations / CONSUMER INSURANCE

The following table presents universal life account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
June 30, 2016		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Universal life insurance
1%	$-	$-	$7	$7
> 1% - 2%	31	168	237	436
> 2% - 3%	528	309	1,476	2,313
> 3% - 4%	1,996	492	1,063	3,551
> 4% - 5%	3,846	205	-	4,051
> 5% - 5.5%	322	-	-	322
Total	$6,723	$1,174	$2,783	$10,680
Percentage of total	63%	11%	26%	100%

Life Premiums and Deposits

Premiums for Life represent amounts received on traditional life insurance policies and group benefit policies. Premiums and deposits for Life is a non‑GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life premiums and deposits to GAAP premiums:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Premiums and deposits	$1,317	$1,249	$2,568	$2,472
Deposits	(372)	(380)	(736)	(758)
Other	(183)	(167)	(334)	(304)
Premiums	$762	$702	$1,498	$1,410

Life premiums grew 8 percent and 7 percent, excluding the effect of foreign exchange, in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods in the prior year, principally driven by growth in international life and health. The growth in premiums resulted in growth in premiums and deposits of 5 percent and 4 percent, excluding the effect of foreign exchange, in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods in the prior year.

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance Results

The following table presents Personal Insurance results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Underwriting results:
Net premiums written	$2,922	$2,930	-%	$5,734	$5,845	(2)%
Increase in unearned premiums	(60)	(124)	52	(102)	(240)	58
Net premiums earned	2,862	2,806	2	5,632	5,605	-
Losses and loss adjustment expenses incurred	1,593	1,480	8	3,047	3,125	(2)
Acquisition expenses:
Amortization of deferred policy acquisition costs	507	490	3	987	977	1
Other acquisition expenses	233	294	(21)	475	572	(17)
Total acquisition expenses	740	784	(6)	1,462	1,549	(6)
General operating expenses	403	535	(25)	826	1,013	(18)
Underwriting income (loss)	126	7	NM	297	(82)	NM
Net investment income	53	63	(16)	104	126	(17)
Pre-tax operating income	$179	$70	156%	$401	$44	NM	%

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (in millions)

Personal Insurance Quarterly Results

Pre‑tax operating income increased in the three-month period ended June 30, 2016 compared to the same period in the prior year due to improved underwriting results. The underwriting results reflected strategic actions to reduce expenses and refocus direct marketing activities, partially offset by higher catastrophe losses and a single large loss event, as discussed below, in the current quarter. Net favorable prior year loss reserve development was $39 million in the three-month period ended June 30, 2016, compared to $17 million in the same period in the prior year. Catastrophe losses were $59 million in the three-month period ended June 30, 2016, compared to $16 million in the same period in the prior year.

Acquisition expenses decreased in the three-month period ended June 30, 2016, compared to the same period in the prior year due to a decrease in non-deferred direct marketing expenses. The non-deferred direct marketing expenses, excluding

Item 2 / results of operations / CONSUMER INSURANCE

commissions, for the three-month period ended June 30, 2016, were approximately $32 million, and decreased by approximately $48 million from the same period in the prior year.

General operating expenses decreased in the three-month period ended June 30, 2016, compared to the same period in the prior year, primarily due to lower employee-related expenses arising from organization realignment activities together with lower strategic investment expenditures and the effect of foreign exchange.

Net investment income decreased in the three-month period ended June 30, 2016, compared to the same period in the prior year due to lower income on alternative investments, partially offset by higher interest income.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Personal Insurance Year-to-Date Results

Pre‑tax operating income increased in the six-month period ended June 30, 2016 compared to the same period in the prior year due to improved underwriting results, partially offset by a decrease in net investment income. The underwriting results reflected strategic actions to reduce expenses and refocus direct marketing activities together with higher net favorable prior year loss reserve development. Net favorable prior year loss reserve development was $87 million in the six-month period ended June 30, 2016, compared to $13 million in the same period in the prior year. Catastrophe losses were $88 million in the six-month period ended June 30, 2016, compared to $77 million in the same period in the prior year.

Acquisition expenses decreased in the six-month period ended June 30, 2016, compared to the same period in the prior year due to a decrease in non-deferred direct marketing expenses and the effect of foreign exchange. The non-deferred direct marketing expenses, excluding commissions, for the six-month period ended June 30, 2016, were approximately $80 million, and decreased by approximately $69 million from the same period in the prior year.

General operating expenses decreased in the six-month period ended June 30, 2016, compared to the same period in the prior year, primarily due to lower employee-related expenses arising from organization realignment activities together with lower strategic investment expenditures and the effect of foreign exchange.

Net investment income decreased in the six-month period ended June 30, 2016, compared to the same period in the prior year due to lower income on alternative investments, partially offset by higher interest income.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Personal Insurance Net Premiums Written

The following table presents Personal Insurance net premiums written by major line of business:

	Three Months Ended		Percentage Change in		Six Months Ended		Percentage Change in
	June 30,		U.S.	Original	June 30,		U.S.	Original
(in millions)	2016	2015	dollars	Currency	2016	2015	dollars	Currency
Accident and Health	$1,239	$1,238	-%	(1)%	$2,527	$2,586	(2)%	(1)%
Personal Lines	1,683	1,692	(1)	(1)	3,207	3,259	(2)	1
Total Personal Insurance
net premiums written	$2,922	$2,930	-%	(1)%	$5,734	$5,845	(2)%	-%

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance net premiums written by line of business (in millions)

Personal Insurance Quarterly and Year-to-Date Net Premiums Written

Personal Insurance net premiums written were broadly flat in the three-month period ended June 30, 2016, compared to the same period in the prior year. Excluding the effect of foreign exchange, net premiums written decreased slightly in the three-month period ended June 30, 2016, compared to the same period in the prior year. Personal Insurance net premiums written decreased in the six-month period ended June 30, 2016, compared to the same period in the prior year due to the effect of foreign exchange. Excluding the effect of foreign exchange, net premiums written remained unchanged. The following paragraphs discuss the changes in net premiums written on a constant dollar basis, which excludes the effect of foreign exchange.

Accident and Health net premiums written decreased slightly in the three- and six-month periods ended June 30, 2016, compared to the same periods in the prior year, primarily due to continued underwriting discipline across our businesses together with lower sales as a result of refocusing our direct marketing activities.

Personal Lines net premiums written decreased slightly in the three-month period ended June 30, 2016, compared to the same period in the prior year as decreases in the automobile and personal property businesses were partially offset by an increase in warranty service programs particularly in the U.S. The increase in the six-month period ended June 30, 2016 compared to the same period in the prior year was due to an increase in personal property business in the U.S. and Asia Pacific outside of Japan and in the automobile business in the Americas partially offset by decreased production in personal property in Japan due to a duration restriction on long-term fire insurance put in place in the fourth quarter of 2015. The increase in the U.S. personal property business in the six-month period ended June 30, 2016 was attributable to new business sales in the AIG Private Client Group including changes to optimize our reinsurance structure to retain more favorable risks, while continuing to manage aggregate exposure.

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance Net Premiums Written by Region

The following table presents Personal Insurance net premiums written by region:

	Three Months Ended		Percentage	Percentage	Six Months Ended		Percentage	Percentage
	June 30,		Change in	Change in	June 30,		Change in	Change in
(in millions)	2016	2015	U.S. dollars	Original Currency	2016	2015	U.S. dollars	Original Currency
Americas	$981	$947	4%	8%	$1,933	$1,859	4%	9%
Asia Pacific	1,522	1,539	(1)	(5)	2,850	2,969	(4)	(4)
EMEA	419	444	(6)	(5)	951	1,017	(6)	(2)
Total net premiums written	$2,922	$2,930	-%	(1)%	$5,734	$5,845	(2)%	-%

Personal insurance NET PREMIUMS WRITTEN by Region (in millions)

The following paragraphs discuss the changes in net premiums written on a constant dollar basis, which exclude the effect of foreign exchange.

Americas net premiums written increased across all lines in the three-month period ended June 30, 2016 compared to the same period in the prior year. The increase in the six-month period ended June 30, 2016 was primarily due to personal property and automobile businesses and the reinsurance optimization discussed above, partially offset by a small decrease in Accident and Health business.

Asia Pacific net premiums written decreased in three- and six-month periods ended June 30, 2016 compared to the same periods in the prior year, primarily due to decreased production in personal property reflecting the long-term fire insurance duration restriction in Japan discussed above.

EMEA net premiums written decreased in the three- and six-month periods ended June 30, 2016 compared to the same periods in the prior year, primarily due to decreases in both Accident and Health and Personal lines.

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance Underwriting Ratios

The following tables present the Personal Insurance combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Loss ratio	55.7	52.7	3.0	54.1	55.8	(1.7)
Catastrophe losses and reinstatement premiums	(2.1)	(0.5)	(1.6)	(1.6)	(1.4)	(0.2)
Prior year development net of premium adjustments	1.4	0.6	0.8	1.6	0.2	1.4
Accident year loss ratio, as adjusted	55.0	52.8	2.2	54.1	54.6	(0.5)
Acquisition ratio	25.9	27.9	(2.0)	26.0	27.6	(1.6)
General operating expense ratio	14.1	19.1	(5.0)	14.7	18.1	(3.4)
Expense ratio	40.0	47.0	(7.0)	40.7	45.7	(5.0)
Combined ratio	95.7	99.7	(4.0)	94.8	101.5	(6.7)
Catastrophe losses and reinstatement premiums	(2.1)	(0.5)	(1.6)	(1.6)	(1.4)	(0.2)
Prior year development net of premium adjustments	1.4	0.6	0.8	1.6	0.2	1.4
Accident year combined ratio, as adjusted	95.0	99.8	(4.8)	94.8	100.3	(5.5)

Personal Insurance ratios Three Months Ended June 30,	Six Months Ended June 30,

Item 2 / results of operations / CONSUMER INSURANCE

The following tables present Personal Insurance accident year catastrophe and severe losses by region and the number of events:

Catastrophes (a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended June 30, 2016
Flooding	2	$3	$-	$2	$5
Windstorms and hailstorms	3	10	(2)	-	8
Earthquakes	2	24	22	-	46
Total catastrophe-related charges	7	$37	$20	$2	$59
Three Months Ended June 30, 2015
Flooding	2	$4	$-	$-	$4
Windstorms and hailstorms	6	12	-	-	12
Total catastrophe-related charges	8	$16	$-	$-	$16
Six Months Ended June 30, 2016
Flooding	2	$3	$-	$2	$5
Windstorms and hailstorms	10	32	5	-	37
Earthquakes	2	24	22	-	46
Total catastrophe-related charges	14	$59	$27	$2	$88
Six Months Ended June 30, 2015
Flooding	2	$4	$-	$-	$4
Windstorms and hailstorms	7	73	-	-	73
Total catastrophe-related charges	9	$77	$-	$-	$77

(a) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Item 2 / results of operations / CONSUMER INSURANCE

Severe Losses(b)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended June 30,
2016	1	$16	$-	$-	$16
2015	-	$-	$-	$-	$-
Six Months Ended June 30,
2016	1	$16	$-	$-	$16
2015	1	$12	$-	$-	$12

(b) Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Personal Insurance Quarterly and Year-to-Date Insurance Ratios

The combined ratio decreased by 4.0 points and 6.7 points in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods in the prior year, reflecting an improvement in the expense ratio. The accident year combined ratio, as adjusted, decreased by 4.8 points and 5.5 points in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to improvement in the expense ratio.

The loss ratio increased by 3.0 points in the three-month period ended June 30, 2016 compared to the same period in the prior year. The increase reflected higher catastrophe losses and accident year losses, offset by net favorable prior year loss reserve development. The decrease in the loss ratio by 1.7 points in the six-month period ended June 30, 2016 compared to the same period in the prior year was primarily due to higher net favorable prior year loss reserve development.

The accident year loss ratio, as adjusted, increased by 2.2 points in the three-month period ended June 30, 2016, compared to the same period in the prior year primarily due to a single large loss event which totaled $33 million, of which $16 million was related to first party losses (meeting the definition of severe losses) and $17 million was related to third party losses, impacting the personal property business in the U.S.  The accident year loss ratio, as adjusted, decreased by 0.5 points in the six-month period ended June 30, 2016, compared to the same period in the prior year primarily due to improved performance in warranty service programs and personal property.

The acquisition ratio decreased by 2.0 points and 1.6 points in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods in the prior year, which reflected lower Accident and Health direct marketing expenses as we refocused our activities.

The general operating expense ratio decreased by 5.0 points and 3.4 points in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily due to lower employee-related expenses arising from organization realignment activities together with lower strategic investment expenditures.

Item 2 / results of operations / CORPORATE AND OTHER

CORPORATE AND OTHER

Corporate and Other Results

The following table presents AIG’s Corporate and Other results:

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2016	2015	Change		2016	2015	Change
Corporate and Other pre-tax operating income (loss):
Equity in pre-tax operating earnings of AerCap(a)	$-	$127	NM	%	$-	$255	NM	%
Fair value of PICC Investment(b)	(44)	170	NM		(119)	217	NM
Income from other assets, net(c)	215	509	(58)		77	1,073	(93)
Corporate general operating expenses	(289)	(268)	(8)		(583)	(520)	(12)
Interest expense	(261)	(278)	6		(518)	(583)	11
Run-off insurance Lines	(164)	110	NM		(133)	91	NM
Consolidation and eliminations	(1)	2	NM		(1)	1	NM
Total Corporate and Other pre-tax operating income (loss)	$(544)	$372	NM	%	$(1,277)	$534	NM	%

(a) Represents our share of AerCap’s pre-tax operating income, which excludes certain post-acquisition transaction expenses incurred by AerCap in connection with its acquisition of ILFC and the difference between expensing AerCap’s maintenance rights assets over the remaining lease term as compared to the remaining economic life of the related aircraft.

(b) During the first quarter of 2015, Non-Life Insurance Companies sold a portion of their PICC Investment to AIG Parent.

(c)  Consists of the results of investments held by AIG Parent to support various corporate needs as well as the remaining positions of AIGFP, life settlements, real estate, equipment leasing and lending and other secured lending investments held by AIG Parent and certain subsidiaries.

Corporate and Other Quarterly Results

Corporate and Other reported a pre-tax operating loss in the three-month period ended June 30, 2016, compared to pre-tax operating income in the same period in the prior year, primarily due to a decline in Income from other assets, net. Income from other assets, net, decreased primarily due to lower fair value gains on ABS CDOs and lower credit valuation adjustments on assets for which the fair value option was elected.  The pre-tax operating results also reflected fair value losses on our PICC Investment compared to fair value gains in the same period in the prior year. In addition, the three-month period ended June 30, 2015 included our share of AerCap’s pre-tax income, which was accounted for under the equity method through the date of sale of most of our shares in the second quarter of 2015.

The underwriting loss in run-off insurance lines for the three months ended June 30, 2016 was driven by a charge for the discount on excess workers’ compensation reserves, compared to a benefit in the comparable prior year quarter, largely driven by interest rate movements. In addition, the underwriting loss for the three months ended June 30, 2016 included an $86 million out of period charge to reduce earned premium related to the substantiation of an opening balance brought forward from an earlier ledger conversion initiative prior to 2011. The inclusion of this adjustment in Corporate and Other is consistent with how our results of operations are reported to our chief operating decision makers.

Item 2 / results of operations / CORPORATE AND OTHER

Corporate and Other Year-to-Date Results

Corporate and Other reported a pre-tax operating loss in the six-month period ended June 30, 2016, compared to pre-tax operating income in the same period in the prior year, primarily due to a decline in Income from other assets, net. Income from other assets, net decreased primarily due to lower fair value gains on ABS CDOs and lower credit valuation adjustments on assets for which the fair value option was elected and gains recognized in the six-month period ended June 30, 2015 upon the unwinding of certain positions. The pre-tax operating results also reflected fair value losses on our PICC Investment compared to fair value gains in the same period in the prior year. In addition, the six-month period ended June 30, 2015 included our share of AerCap’s pre-tax income, which was accounted for under the equity method through the date of sale of most of our shares in the second quarter of 2015. These declines were partially offset by lower interest expense from ongoing liability management activities described in Liquidity and Capital Resources.

Run-off insurance lines reported a pre-tax operating loss of $131 million in the six-month period ended June 30, 2016 compared to pre-tax operating income of $91 million in the same period in the prior year primarily due to underwriting losses during the six-month period ended June 30, 2016 compared to underwriting income in the same period in the prior year, as well as an increase in the allocation of net investment income. The decrease in underwriting results primarily reflected:

•         excess workers’ compensation net loss reserve discount charges in the six-month period ended June 30, 2016 compared to a benefit in the same period in the prior year, reflecting a decrease in the reserve discount curve consisting of Treasury rates partially offset by an increase in credit spreads. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion;

•         higher accident year losses, primarily reflecting the transfers of certain casualty lines, including environmental liability, excess casualty and healthcare coverage that ceased to be offered by Commercial Insurance; and

•         lower net adverse prior year loss reserve development.

In addition, in the six-month period ended June 30, 2016, the underwriting loss included an $86 million out of period charge that reduced earned premium discussed above.

Item 2 / INVESTMENTS

INVESTMENTS

Overview

Our investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the respective business models for Non-Life Insurance Companies, Life Insurance Companies and AIG Parent. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus to support the insurance products. The majority of assets backing our insurance liabilities consist of fixed maturity securities.

Investments Highlights during the Six Months Ended June 30, 2016

•    A decline in interest rates resulted in an increase in our net unrealized gain position in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $18.0 billion as of June 30, 2016 from approximately $8.8 billion as of December 31, 2015.

•    We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•    Our alternative investments portfolio performance experienced a significant decline in the six-month period ended June 30, 2016 compared to the same period in the prior year due to increased volatility in equity markets, which affected the performance of our hedge fund portfolio primarily in the first quarter of 2016. During the six-months ended June 30, 2016, we reduced our hedge fund portfolio by $1.4 billion as a result of redemptions consistent with our planned reduction of exposure.

•    Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•    Other-than-temporary impairments increased slightly due to higher impairments within the energy sector and in our structured securities portfolio.

•    We recognized gains on sales of securities in the six-month period ended June 30, 2016, primarily due to the sale of a portion of our PICC Investment.

•    The recent Brexit vote has created increased volatility in exchange rates as well as within the equity markets, which may continue for some time.

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

Item 2 / INVESTMENTS

•    Outside of the U.S., fixed maturity securities held by Non-Life Insurance Companies consist primarily of high-grade securities generally denominated in the currencies of the countries in which we operate.

•    While more of a focus is placed on asset-liability management in Life Insurance Companies, our fundamental strategy across all of our investment portfolios is to optimize the duration characteristics of the assets within a target range based on comparable liability characteristics, to the extent practicable.

•    AIG Parent, included in Corporate and Other, actively manages its assets and liabilities in terms of products, counterparties and duration. AIG Parent’s liquidity sources are held primarily in the form of cash, short-term investments and publicly traded, investment-grade rated fixed maturity securities. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, investment-grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements.  These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity.

Investments by Legal Entity Category

The following tables summarize the composition of AIG's investments:

	Non-Life	Life
	Insurance	Insurance	Corporate
(in millions)	Companies	Companies	and Other(b)	Total
June 30, 2016
Fixed maturity securities(a):
Bonds available for sale, at fair value	$87,657	$169,237	$5,195	$262,089
Other bond securities, at fair value	1,301	3,834	10,200	15,335
Equity securities:
Common and preferred stock available for sale, at fair value	1,954	156	(468)	1,642
Other Common and preferred stock, at fair value	189	2	470	661
Mortgage and other loans receivable, net of allowance	8,834	24,768	(2,341)	31,261
Other invested assets	10,314	10,535	6,496	27,345
Short-term investments	4,240	4,680	3,414	12,334
Total investments	114,489	213,212	22,966	350,667
Cash	1,211	482	91	1,784
Total invested assets	$115,700	$213,694	$23,057	$352,451
December 31, 2015
Fixed maturity securities(a):
Bonds available for sale, at fair value	$84,849	$157,150	$6,246	$248,245
Other bond securities, at fair value	1,463	3,589	11,730	16,782
Equity securities:
Common and preferred stock available for sale, at fair value	2,821	144	(50)	2,915
Other Common and preferred stock, at fair value	355	-	566	921
Mortgage and other loans receivable, net of allowance	8,278	23,979	(2,692)	29,565
Other invested assets	10,571	12,398	6,825	29,794
Short-term investments	3,189	2,877	4,066	10,132
Total investments	111,526	200,137	26,691	338,354
Cash	1,011	557	61	1,629
Total invested assets	$112,537	$200,694	$26,752	$339,983

(a) At both June 30, 2016 and December 31, 2015, approximately 90 percent and 10 percent of investments were held by domestic and foreign entities, respectively.

(b) Includes the effect of eliminations and consolidations.

Item 2 / INVESTMENTS

The following table presents the components of Net Investment Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Interest and dividends	$3,242	$3,208	$6,485	$6,395
Alternative investments(a)	310	658	(56)	1,244
Other investment income(b)	240	77	490	294
Total investment income	3,792	3,943	6,919	7,933
Investment expenses	109	117	223	269
Total net investment income	$3,683	$3,826	$6,696	$7,664

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

(b) Includes changes in fair value of certain fixed maturity securities where the fair value option has been elected and which are used to economically hedge interest rate and other risks related to our variable annuity guaranteed living benefits. For the three-month periods ended June 30, 2016 and 2015, the net investment income (loss) recorded on these securities was $120 million and $(87) million, respectively. For the six-month periods ended June 30, 2016 and 2015, the net investment income (loss) recorded on these securities was $253 million and $(43) million, respectively.

Net investment income decreased for the three-month period ended June 30, 2016 compared to the same period in the prior year due to lower income on alternative investments and lower reinvestment yields, partially offset by higher gains on securities for which the fair value option was elected. Net investment income decreased for the six-month period ended June 30, 2016 compared to the same period in the prior year due to lower income on alternative investments, primarily related to negative performance in hedge funds, and lower reinvestment yields, partially offset by higher gains on securities for which the fair value option was elected.

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

Fixed maturity investments of the Non-Life Insurance Companies domestic operations, with a duration of 4.7 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns, as well as taxable municipal bonds, government and agency bonds, and corporate bonds. The majority of these high quality investments are rated A or higher based on composite ratings.

Item 2 / INVESTMENTS

Fixed maturity investments held in the Non-Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings with a duration averaging 3.4 years.

Life Insurance Companies

The investment strategy of the Life Insurance Companies is to maximize net investment income and portfolio value, subject to liquidity requirements, capital constraints, diversification requirements, asset‑liability management and available investment opportunities.

The Life Insurance Companies use asset‑liability management as a primary tool to monitor and manage risk in their businesses. The Life Insurance Companies' fundamental investment strategy is to maintain a diversified, high quality portfolio of fixed maturity securities that, to the extent practicable, complements the characteristics of liabilities, including duration, which is a measure of sensitivity to changes in interest rates. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, certain portfolios are shorter in duration and others are longer in duration.  An extended low interest rate environment may result in a lengthening of liability durations from initial estimates, primarily due to lower lapses, which may require us to further extend the duration of the investment portfolio.

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

Fixed maturity investments of the Life Insurance Companies domestic operations, with a duration of 6.8 years, are comprised of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

Fixed maturity investments held in the Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings with a duration averaging 15.3 years.

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

The following table presents the fixed maturity security portfolio of Life Insurance Companies categorized by NAIC Designation, at fair value:

June 30, 2016
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$48,707	$59,795	$108,502	$5,898	$3,202	$606	$137	$9,843	$118,345
Mortgage-backed, asset-backed and collateralized	45,670	2,328	47,998	276	222	74	842	1,414	49,412
Total*	$94,377	$62,123	$156,500	$6,174	$3,424	$680	$979	$11,257	$167,757

 *   Excludes $5.3 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within Life Insurance Companies that do not require a statutory filing.

The following table presents the fixed maturity security portfolio of Life Insurance Companies  categorized by composite AIG credit rating, at fair value:

June 30, 2016
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$49,374	$59,723	$109,097	$5,173	$3,448	$627	$9,248	$118,345
Mortgage-backed, asset-backed and collateralized	30,443	3,584	34,027	1,252	813	13,320	15,385	49,412
Total*	$79,817	$63,307	$143,124	$6,425	$4,261	$13,947	$24,633	$167,757

 *  Excludes $5.3 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within Life Insurance Companies that do not require a statutory filing.

Credit Ratings

At June 30, 2016, approximately 90 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 16 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of our foreign entities’ fixed maturity securities portfolio is rated by Moody’s Investors’ Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2016, approximately 16 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 7 percent were below investment grade or not rated. Approximately 47 percent of the

Item 2 / INVESTMENTS

foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(in millions)	2016	2015	2016	2015	2016	2015
Rating:
Other fixed maturity
securities
AAA	$13,175	$12,274	$3,440	$3,222	$16,615	$15,496
AA	37,107	35,344	223	207	37,330	35,551
A	54,321	50,741	1,877	1,781	56,198	52,522
BBB	73,636	71,766	77	186	73,713	71,952
Below investment grade	14,142	12,305	-	133	14,142	12,438
Non-rated	916	920	-	-	916	920
Total	$193,297	$183,350	$5,617	$5,529	$198,914	$188,879
Mortgage-backed, asset-
backed and collateralized
AAA	$28,781	$26,382	$1,296	$1,756	$30,077	$28,138
AA	5,544	5,003	507	708	6,051	5,711
A	8,935	7,462	314	416	9,249	7,878
BBB	4,776	4,394	395	497	5,171	4,891
Below investment grade	20,741	21,638	7,159	7,771	27,900	29,409
Non-rated	15	16	47	105	62	121
Total	$68,792	$64,895	$9,718	$11,253	$78,510	$76,148
Total
AAA	$41,956	$38,656	$4,736	$4,978	$46,692	$43,634
AA	42,651	40,347	730	915	43,381	41,262
A	63,256	58,203	2,191	2,197	65,447	60,400
BBB	78,412	76,160	472	683	78,884	76,843
Below investment grade	34,883	33,943	7,159	7,904	42,042	41,847
Non-rated	931	936	47	105	978	1,041
Total	$262,089	$248,245	$15,335	$16,782	$277,424	$265,027

Item 2 / INVESTMENTS

Available for Sale Investments

The following table presents the fair value of our available for sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2016	2015
Bonds available for sale:
U.S. government and government sponsored entities	$2,267	$1,844
Obligations of states, municipalities and political subdivisions	28,777	27,323
Non-U.S. governments	20,092	18,195
Corporate debt	142,161	135,988
Mortgage-backed, asset-backed and collateralized:
RMBS	37,444	36,227
CMBS	14,974	13,571
CDO/ABS	16,374	15,097
Total mortgage-backed, asset-backed and collateralized	68,792	64,895
Total bonds available for sale*	262,089	248,245
Equity securities available for sale:
Common stock	1,117	2,401
Preferred stock	23	22
Mutual funds	502	492
Total equity securities available for sale	1,642	2,915
Total	$263,731	$251,160

*    At June 30, 2016 and December 31, 2015, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $35.8 billion and $34.9 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	June 30,	December 31,
(in millions)	2016	2015
Japan	$6,058	$5,416
Canada	1,341	1,453
France	916	784
Germany	886	832
United Kingdom	764	661
Mexico	725	563
Netherlands	613	511
Norway	490	503
Chile	436	386
Singapore	427	426
Other	7,491	6,710
Total	$20,147	$18,245

Item 2 / INVESTMENTS

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	June 30, 2016
			Non-			December 31,
		Financial	Financial	Structured		2015
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$916	$1,091	$2,186	$-	$4,193	$4,018
Germany	886	157	2,229	3	3,275	3,365
Netherlands	613	891	1,488	161	3,153	3,404
Ireland	-	17	577	782	1,376	1,274
Belgium	237	138	878	-	1,253	855
Italy	2	124	873	12	1,011	1,009
Spain	28	52	903	15	998	1,102
Luxembourg	-	11	445	18	474	496
Finland	91	51	120	-	262	229
Austria	97	3	13	-	113	124
Other - EuroZone	856	36	167	3	1,062	929
Total Euro-Zone	$3,726	$2,571	$9,879	$994	$17,170	$16,805
Remainder of Europe
United Kingdom	$764	$3,014	$8,362	$3,987	$16,127	$15,286
Switzerland	47	1,251	1,299	-	2,597	2,519
Sweden	137	430	186	-	753	827
Norway	490	43	108	-	641	688
Russian Federation	50	6	76	-	132	122
Other - Remainder of Europe	320	138	115	-	573	443
Total - Remainder of Europe	$1,808	$4,882	$10,146	$3,987	$20,823	$19,885
Total	$5,534	$7,453	$20,025	$4,981	$37,993	$36,690

Investments in Municipal Bonds

At June 30, 2016, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 95 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	June 30, 2016
	State	Local		Total	December 31,
	General	General		Fair	2015
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$32	$638	$4,154	$4,824	$4,613
California	752	628	2,688	4,068	3,841
Texas	342	1,698	1,769	3,809	3,415
Massachusetts	775	2	734	1,511	1,387
Illinois	127	406	922	1,455	1,486

Item 2 / INVESTMENTS

Washington	523	119	706	1,348	1,359
Florida	150	-	1,054	1,204	1,135
Georgia	290	216	396	902	870
Virginia	48	5	848	901	878
Washington DC	193	-	576	769	705
Pennsylvania	277	24	455	756	676
Arizona	-	96	504	600	576
Ohio	98	-	461	559	531
All other states(a)	1,070	585	4,416	6,071	5,851
Total(b)(c)	$4,677	$4,417	$19,683	$28,777	$27,323

(a) We did not have material credit exposure to the government of Puerto Rico.

(b) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $2.5 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	June 30,	December 31,
(in millions)	2016	2015
Financial institutions:
Money Center /Global Bank Groups	$9,501	$9,104
Regional banks — other	665	568
Life insurance	3,312	3,295
Securities firms and other finance companies	367	380
Insurance non-life	5,726	5,421
Regional banks — North America	7,530	6,823
Other financial institutions	8,189	7,808
Utilities	18,557	18,497
Communications	10,900	10,251
Consumer noncyclical	16,547	15,391
Capital goods	9,085	8,973
Energy	14,560	13,861
Consumer cyclical	9,935	9,767
Basic	7,291	7,512
Other	19,996	18,337
Total *	$142,161	$135,988

*    At June 30, 2016 and December 31, 2015, approximately 90 percent and 91 percent, respectively, of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available for sale fixed maturities, were 5.6 percent at both June 30, 2016 and December 31, 2015.  While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Item 2 / INVESTMENTS

Investments in RMBS

The following table presents AIG’s RMBS available for sale investments by year of vintage:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2016	2015
Total RMBS
2016	$1,962	$-
2015	2,671	2,273
2014	1,205	1,096
2013	2,259	2,178
2012	1,699	1,944
2011 and prior*	27,648	28,736
Total RMBS	$37,444	$36,227
Agency
2016	$1,223	$-
2015	2,400	2,025
2014	1,102	1,000
2013	2,173	2,094
2012	1,687	1,877
2011 and prior	4,977	5,555
Total Agency	$13,562	$12,551
Alt-A
2016	-	-
2015	-	-
2014	-	-
2013	-	-
2012	$-	$-
2011 and prior	12,582	12,831
Total Alt-A	$12,582	$12,831
Subprime
2016	-	-
2015	-	-
2014	-	-
2013	-	-
2012	-	-
2011 and prior	$2,523	$2,376
Total Subprime	$2,523	$2,376
Prime non-agency
2016	$671	$-
2015	13	-
2014	3	-
2013	9	8
2012	-	53
2011 and prior	7,228	7,589
Total Prime non-agency	$7,924	$7,650
Total Other housing related	$853	$819

 *   Includes approximately $13.0 billion and $13.2 billion at June 30, 2016, and December 31, 2015, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination.  See Note 5  to the Condensed Consolidated Financial Statements for additional discussion on Purchased Credit Impaired (PCI) Securities.

Item 2 / INVESTMENTS

The following table presents our RMBS available for sale investments by credit rating:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2016	2015
Rating:
Total RMBS
AAA	$15,977	$14,884
AA	449	389
A	1,165	509
BBB	607	661
Below investment grade(a)	19,241	19,779
Non-rated	5	5
Total RMBS(b)	$37,444	$36,227
Agency RMBS
AAA	$13,558	$12,547
AA	4	4
Total Agency	$13,562	$12,551
Alt-A RMBS
AAA	$2	$5
AA	67	17
A	99	121
BBB	251	216
Below investment grade(a)	12,163	12,472
Total Alt-A	$12,582	$12,831
Subprime RMBS
AAA	$14	$15
AA	79	68
A	223	247
BBB	121	200
Below investment grade(a)	2,086	1,846
Total Subprime	$2,523	$2,376
Prime non-agency
AAA	$1,999	$1,986
AA	181	188
A	840	138
BBB	200	209
Below investment grade(a)	4,699	5,124
Non-rated	5	5
Total prime non-agency	$7,924	$7,650
Total Other housing related	$853	$819

(a) Includes certain RMBS that had experienced deterioration in credit quality since their origination. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion on PCI Securities.

(b) The weighted average expected life was six years at both June 30, 2016 and December 31, 2015.

Our underwriting practices for investing in RMBS, other asset‑backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Item 2 / INVESTMENTS

Investments in CMBS

The following table presents our CMBS available for sale investments:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2016	2015
CMBS (traditional)	$12,459	$11,132
Agency	1,674	1,622
Other	841	817
Total	$14,974	$13,571

The following table presents the fair value of our CMBS available for sale investments by rating agency designation and by vintage year:

					Below
					Investment
(in millions)	AAA	AA	A	BBB	Grade	Non-Rated	Total
June 30, 2016
Year:
2016	$779	$158	$62	$131	$-	$-	$1,130
2015	1,225	465	517	246	-	-	2,453
2014	1,749	247	11	-	-	-	2,007
2013	2,711	433	98	25	-	-	3,267
2012	764	63	45	81	-	11	964
2011 and prior	1,902	616	702	611	1,322	-	5,153
Total	$9,130	$1,982	$1,435	$1,094	$1,322	$11	$14,974
December 31, 2015
Year:
2015	$824	$404	$465	$240	$-	$-	$1,933
2014	1,604	183	11	-	-	-	1,798
2013	2,611	433	89	54	-	-	3,187
2012	737	60	31	83	-	10	921
2011 and prior	1,936	725	666	759	1,646	-	5,732
Total	$7,712	$1,805	$1,262	$1,136	$1,646	$10	$13,571

Item 2 / INVESTMENTS

The following table presents our CMBS available for sale investments by geographic region:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2016	2015
Geographic region:
New York	$3,618	$3,149
California	1,391	1,244
Texas	899	791
Florida	572	520
New Jersey	479	433
Virginia	392	362
Illinois	366	323
Pennsylvania	336	295
Massachusetts	279	231
Georgia	271	253
Maryland	242	229
North Carolina	241	218
All Other*	5,888	5,523
Total	$14,974	$13,571

*    Includes Non-U.S. locations.

The following table presents our CMBS available for sale investments by industry:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2016	2015
Industry:
Office	$4,464	$3,896
Retail	4,265	3,978
Multi-family*	3,212	3,036
Lodging	1,133	1,005
Industrial	1,038	868
Other	862	788
Total	$14,974	$13,571

*    Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable during the second quarter of 2016. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Item 2 / INVESTMENTS

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

	Fair value at	Fair value at
	June 30,	December 31,
(in millions)	2016	2015
Collateral Type:
Bank loans (CLO)	$8,174	$7,962
Other	137	153
Total	$8,311	$8,115

The following table presents our CDO available for sale investments by credit rating:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2016	2015
Rating:
AAA	$2,855	$2,870
AA	2,701	2,543
A	2,334	2,247
BBB	284	298
Below investment grade	137	157
Total	$8,311	$8,115

Commercial Mortgage Loans

At June 30, 2016, we had direct commercial mortgage loans exposure of $22.9 billion, of which approximately all of the loans were current.

The following table presents the commercial mortgage loans exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
June 30, 2016
State:
New York	97	$885	$3,531	$550	$215	$164	$186	$5,531	24%
California	98	87	565	448	368	906	405	2,779	12
Texas	60	192	692	101	144	187	47	1,363	6
New Jersey	43	452	144	329	-	29	33	987	4
Florida	68	237	95	346	108	19	129	934	4
Massachusetts	18	127	116	363	-	-	28	634	3
Connecticut	19	328	146	23	80	-	-	577	3
Pennsylvania	24	-	28	464	52	27	-	571	2
Illinois	17	148	290	20	54	36	23	571	2
Ohio	33	124	17	208	54	-	5	408	2
Other states	284	1,255	1,237	1,523	376	574	212	5,177	23
Foreign	56	510	1,033	639	262	534	394	3,372	15
Total*	817	$4,345	$7,894	$5,014	$1,713	$2,476	$1,462	$22,904	100%

Item 2 / INVESTMENTS

December 31, 2015
State:
New York	97	$823	$2,968	$516	$301	$166	$186	$4,960	22%
California	95	87	547	433	533	788	308	2,696	12
Texas	60	120	696	106	147	187	48	1,304	6
New Jersey	45	441	338	324	-	29	33	1,165	5
Florida	78	187	113	374	116	20	146	956	4
Illinois	21	174	369	21	32	36	23	655	3
Massachusetts	19	56	168	360	-	-	33	617	3
Connecticut	20	314	152	23	81	-	-	570	3
Pennsylvania	28	6	29	436	62	27	4	564	3
Ohio	37	122	28	211	67	-	5	433	2
Other states	302	1,118	1,203	1,514	414	595	229	5,073	23
Foreign	47	471	1,234	520	161	250	438	3,074	14
Total*	849	$3,919	$7,845	$4,838	$1,914	$2,098	$1,453	$22,067	100%

*    Does not reflect allowance for credit losses.

See Note 6 to the Consolidated Financial Statements in the 2015 Annual Report for additional discussion on commercial mortgage loans.

Impairments

The following table presents impairments by investment type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$92	$73	$292	$163
Equity securities, available for sale	2	79	4	86
Private equity funds and hedge funds	14	12	16	43
Subtotal	108	164	312	292
Other impairments:
Investments in life settlements	92	72	249	142
Other investments	26	25	27	47
Real estate	3	2	4	5
Total	$229	$263	$592	$486

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

Other-than-temporary impairment charges by reportable segment and impairment type:

	Non-Life	Life	Corporate
	Insurance	Insurance	and Other
(in millions)	Companies	Companies	Operations	Total
Three Months Ended June 30, 2016
Impairment Type:
Severity	$3	$-	$-	$3
Change in intent	-	4	-	4
Foreign currency declines	1	-	-	1
Issuer-specific credit events	27	66	2	95
Adverse projected cash flows	-	5	-	5
Total	$31	$75	$2	$108
Three Months Ended June 30, 2015
Impairment Type:
Severity	$-	$-	$-	$-
Change in intent	-	9	79	88
Foreign currency declines	2	1	-	3
Issuer-specific credit events	27	43	-	70
Adverse projected cash flows	1	2	-	3
Total	$30	$55	$79	$164
Six Months Ended June 30, 2016
Impairment Type:
Severity	$5	$-	$-	$5
Change in intent	9	24	-	33
Foreign currency declines	6	1	-	7
Issuer-specific credit events	60	164	2	226
Adverse projected cash flows	13	28	-	41
Total	$93	$217	$2	$312
Six Months Ended June 30, 2015
Impairment Type:
Severity	$2	$-	$-	$2
Change in intent	2	31	79	112
Foreign currency declines	14	18	-	32
Issuer-specific credit events	54	84	-	138
Adverse projected cash flows	3	5	-	8
Total	$75	$138	$79	$292

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended June 30, 2016
Impairment Type:
Severity	$-	$-	$-	$-	$3	$3
Change in intent	-	-	-	4	-	4
Foreign currency declines	-	-	-	1	-	1
Issuer-specific credit events	24	-	4	54	13	95
Adverse projected cash flows	5	-	-	-	-	5
Total	$29	$-	$4	$59	$16	$108
Three Months Ended June 30, 2015
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	3	-	-	7	78	88
Foreign currency declines	-	-	-	3	-	3
Issuer-specific credit events	32	2	-	23	13	70
Adverse projected cash flows	3	-	-	-	-	3
Total	$38	$2	$-	$33	$91	$164
Six Months Ended June 30, 2016
Impairment Type:
Severity	$-	$-	$-	$-	$5	$5
Change in intent	-	-	-	33	-	33
Foreign currency declines	-	-	-	7	-	7
Issuer-specific credit events	60	1	12	138	15	226
Adverse projected cash flows	41	-	-	-	-	41
Total	$101	$1	$12	$178	$20	$312
Six Months Ended June 30, 2015
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	3	-	-	31	78	112
Foreign currency declines	-	-	-	32	-	32
Issuer-specific credit events	53	2	3	31	49	138
Adverse projected cash flows	8	-	-	-	-	8
Total	$64	$2	$3	$94	$129	$292

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and credit rating:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended June 30, 2016
Rating:
AAA	$-	$-	$-	$-	$-	$-
AA	-	-	-	-	-	-
A	-	-	-	-	-	-
BBB	3	-	-	-	-	3
Below investment grade	26	-	4	59	-	89
Non-rated	-	-	-	-	16	16
Total	$29	$-	$4	$59	$16	$108
Three Months Ended June 30, 2015
Rating:
AAA	$-	$-	$-	$-	$-	$-
AA	-	-	-	-	-	-
A	1	-	-	-	-	1
BBB	1	-	-	8	-	9
Below investment grade	36	2	-	24	-	62
Non-rated	-	-	-	1	91	92
Total	$38	$2	$-	$33	$91	$164
Six Months Ended June 30, 2016
Rating:
AAA	$-	$-	$-	$2	$-	$2
AA	-	-	-	3	-	3
A	-	-	-	5	-	5
BBB	5	-	-	15	-	20
Below investment grade	96	1	12	153	-	262
Non-rated	-	-	-	-	20	20
Total	$101	$1	$12	$178	$20	$312
Six Months Ended June 30, 2015
Rating:
AAA	$-	$-	$-	$4	$-	$4
AA	-	-	-	6	-	6
A	1	-	-	6	-	7
BBB	1	-	-	20	-	21
Below investment grade	62	2	3	54	-	121
Non-rated	-	-	-	4	129	133
Total	$64	$2	$3	$94	$129	$292

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2016 and 2015 related to:

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

Item 2 / INVESTMENTS

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $219 million and $180 million in the three-month periods ended June 30, 2016 and 2015, respectively, and $458 million and $368 million in the six-month periods ended June 30, 2016 and 2015, respectively. See Note 5 to the Consolidated Financial Statements in the 2015 Annual Report for a discussion of our other-than-temporary impairment accounting policy.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2016	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$7,985	$123	1,249	$-	$-	-	$-	$-	-	$7,985	$123	1,249
7-11 months	4,431	120	589	31	7	3	9	6	3	4,471	133	595
12 months or more	11,720	538	1,737	286	68	37	16	10	4	12,022	616	1,778
Total	$24,136	$781	3,575	$317	$75	40	$25	$16	7	$24,478	$872	3,622
Below investment
grade bonds
0-6 months	$4,805	$123	1,462	$78	$23	16	$1	$1	2	$4,884	$147	1,480
7-11 months	2,305	100	669	260	80	27	10	5	4	2,575	185	700
12 months or more	7,291	530	1,197	567	164	131	147	87	23	8,005	781	1,351
Total	$14,401	$753	3,328	$905	$267	174	$158	$93	29	$15,464	$1,113	3,531
Total bonds
0-6 months	$12,790	$246	2,711	$78	$23	16	$1	$1	2	$12,869	$270	2,729
7-11 months	6,736	220	1,258	291	87	30	19	11	7	7,046	318	1,295
12 months or more	19,011	1,068	2,934	853	232	168	163	97	27	20,027	1,397	3,129
Total(e)	$38,537	$1,534	6,903	$1,222	$342	214	$183	$109	36	$39,942	$1,985	7,153
Equity securities
0-11 months	$155	$8	120	$10	$2	16	$-	$-	-	$165	$10	136
12 months or more	1	-	3	2	1	1	-	-	-	3	1	4
Total	$156	$8	123	$12	$3	17	$-	$-	-	$168	$11	140

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at June 30, 2016.

(c)  For bonds, represents amortized cost.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the second quarter of 2016 was primarily attributable to increases in the fair value of fixed maturity securities. For the six-month period ended June 30, 2016, net unrealized gains related to fixed maturity and equity securities increased by $9.2 billion due to a decrease in interest rates and narrowing of credit spreads.

The change in net unrealized gains and losses on investments in the second quarter of 2015 was primarily attributable to decreases in the fair value of fixed maturity securities. For the six-month period ended June 30, 2015, net unrealized gains

Item 2 / INVESTMENTS

related to fixed maturity and equity securities decreased by $4.5 billion due to an increase in interest rates and widening of credit spreads.

See also Note 5 to the Condensed Consolidated Financial Statements for further discussion of our investment portfolio.

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Sales of fixed maturity securities	$124	$135	$(238)	$166
Sales of equity securities	974	21	998	512
Other-than-temporary impairments:
Severity	(3)	-	(5)	(2)
Change in intent	(4)	(88)	(33)	(112)
Foreign currency declines	(1)	(3)	(7)	(32)
Issuer-specific credit events	(95)	(70)	(226)	(138)
Adverse projected cash flows	(5)	(3)	(41)	(8)
Provision for loan losses	(30)	(13)	-	11
Foreign exchange transactions	(38)	66	(558)	320
Derivatives and hedge accounting	170	288	97	496
Impairments on investments in life settlements	(92)	(72)	(249)	(142)
Other*	42	(135)	198	396
Net realized capital gains (losses)	$1,042	$126	$(64)	$1,467

*  Includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial Inc. for the six months ended June 30, 2016 and $357 million of realized gains due to the sale of common shares of SpringLeaf Holdings, $428 million of realized gains due to the sale of Class B shares of Prudential Financial Inc. and $463 million of realized losses due to the sale of ordinary shares of AerCap for the six months ended June 30, 2015.

Net realized capital gains on investments in the three-month period ended June 30, 2016 were primarily driven by gains on the sale of a portion of our PICC Investment. Net realized capital losses in the six-month period ended June 30, 2016 were primarily related to foreign exchange losses and impairments, which were slightly higher than the gain recognized on the sale of a portion of our PICC Investment. Foreign exchange gains (losses) were primarily due to $105 million of remeasurement gains and $378 million of remeasurement losses in the three- and six-month periods ended June 30, 2016, respectively, for a short term intercompany balance that was matched with available for sale investments in fixed maturity securities denominated in the same foreign currencies. Unrealized gains and losses on the available for sale investments were recorded in other comprehensive income resulting in an immaterial impact on our overall equity or book value per share from this arrangement.

The short-term intercompany liability and related available for sale securities described above relate to subsidiaries that are recognized on a reporting period that is different from our Condensed Consolidated Financial Statements consistent with our accounting policy. Therefore, our results of operations through June 30, 2016 do not include effects of the foreign currency fluctuations for the month ended June 30, 2016 on the intercompany arrangement and related available for sale securities.  As a result of the recent Brexit vote and its impact on foreign currency rates, we estimate that the foreign currency remeasurement loss on the intercompany liability through June 2016 amounted to approximately $460 million. Any remeasurement will be reported in Net realized capital gains (losses) for the third quarter of 2016. Such amount is predominantly economically offset by unrealized foreign currency other comprehensive income on available for sale securities.  As a result, the impact of recent foreign currency fluctuations on such arrangement has resulted in an immaterial impact on our overall equity or book value per share.

Net realized capital gains in the three- and six-month periods ended June 30, 2015 were primarily driven by gains on sales of our PICC Investment, Class B shares of Prudential Financial, Inc., and common shares of Springleaf Holdings, Inc. and foreign exchange gains, which included $34 million and $155 million of gains in the three- and six-month periods ended June 30,

Item 2 / INVESTMENTS

2015, respectively,  related to the intercompany notional cash pooling arrangement, discussed above. These realized gains were partially offset by realized losses related to the sale of ordinary shares of AerCap.

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

The following table presents the components of AIG’s gross loss reserves by major lines of business on a U.S. statutory basis*:

	June 30,	December 31,
(in millions)	2016	2015
Other liability occurrence (including asbestos and environmental)	$24,057	$24,856
Workers' compensation (net of discount)	15,348	14,978
Other liability claims made	13,132	14,006
Property	6,235	5,823
Auto liability	5,013	4,692
Accident and health	1,873	1,783
Products liability	1,644	1,681
Medical malpractice	1,495	1,603
Aircraft	1,283	1,286
Mortgage guaranty / credit	643	733
Other	3,420	3,501
Total	$74,143	$74,942
Total U.S. & Canada	$57,504	$58,890
Total International	$16,639	$16,052

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

Net loss reserves represent gross loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table presents the components of net loss reserves:

	June 30,	December 31,
(in millions)	2016	2015
Gross loss reserves before reinsurance and discount	$77,000	$78,090
Less: discount	(2,857)	(3,148)
Gross loss reserves, net of discount, before reinsurance	74,143	74,942
Less: reinsurance recoverable*	(14,520)	(14,339)
Net liability for unpaid losses and loss adjustment expenses	$59,623	$60,603

*    Includes $1.8 billion of reinsurance recoverable under a retroactive reinsurance agreement at both June 30, 2016 and December 31, 2015.

Gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $13.1 billion and $12.6 billion at June 30, 2016 and December 31, 2015, respectively. These recoverable amounts are related to certain policies with high deductibles (meaning, the policy attachment point is above high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements; each referred here generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim the Non-Life Insurance Companies manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. The Non-Life Insurance Companies held collateral of approximately $9.6 billion at both June 30, 2016 and December 31, 2015 for these deductible recoverable amounts, consisting primarily of letters of credit and assets in trusts.

The following table classifies the components of net loss reserves by business unit:

	June 30,	December 31,
(in millions)	2016	2015
Commercial Property Casualty:
Casualty	$30,662	$32,620
Financial lines	9,273	9,265
Specialty	4,781	5,197
Property	4,152	4,013
Total Commercial Property Casualty	48,868	51,095
Commercial Mortgage Guaranty	625	713
Consumer Personal Insurance:
Personal lines	2,856	2,661
Accident and health	1,730	1,662
Total Consumer Personal Insurance	4,586	4,323
Other run-off insurance lines*	5,544	4,472
Net liability for unpaid losses and loss adjustment expenses	$59,623	$60,603

* In the six-month period ended June 30, 2016 and in the full year  2015, $1.3 billion and $1.2 billion, respectively, of loss reserves for certain environmental liability, casualty, healthcare, and specialty coverages, previously reported in Commercial Casualty and Specialty lines of business, were transferred to Other run-off insurance lines.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

Discounting of Reserves

The following table presents the components of loss reserve discount included above:

	June 30, 2016			December 31, 2015
		Run-off			Run-off
	Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total
U.S. workers' compensation:
Tabular	$635	$218	$853	$635	$218	$853
Non-tabular	1,377	622	1,999	1,542	746	2,288
Asbestos	-	5	5	-	7	7
Total reserve discount	$2,012	$845	$2,857	$2,177	$971	$3,148

The following table presents the net reserve discount benefit (charge):

	Three Months Ended June 30,						Six Months Ended June 30,
	2016			2015			2016			2015
		Run-off			Run-off			Run-off			Run-off
	Property	Insurance		Property	Insurance		Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total	Casualty	Lines	Total	Casualty	Lines	Total
Current accident year	$33	$-	$33	$58	$-	$58	$81	$-	$81	$104	$-	$104
Accretion and other
adjustments to prior
year discount	(47)	(16)	(63)	(42)	(19)	(61)	(61)	(30)	(91)	(109)	(43)	(152)
Effect of interest rate
changes	(177)	(93)	(270)	254	149	403	(185)	(96)	(281)	182	101	283
Net reserve discount
benefit (charge)	$(191)	$(109)	$(300)	$270	$130	$400	$(165)	$(126)	$(291)	$177	$58	$235
Comprised of:
U.S. Workers'
compensation	$(191)	$(108)	$(299)	$270	$131	$401	$(165)	$(124)	$(289)	$177	$60	$237
Asbestos	$-	$(1)	$(1)	$-	$(1)	$(1)	$-	$(2)	$(2)	$-	$(2)	$(2)

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

The net decreases in workers’ compensation discount in the amounts of $299 million and $289 million, respectively, in the three- and six-month periods ended June 30, 2016 compared to the prior year periods were primarily due to the decrease in forward yield curve rates used for discounting under the prescribed or permitted practices. The decrease in the forward yield curve component of the discount rates resulted in a $270 million and $281 million decrease in the loss reserve discount in the three- and six-month periods ended June 30, 2016 compared to the prior year periods, due to a decrease in both Treasury rates and credit spreads which generally decreased along the payout pattern horizon. In addition, there was a $62 million and $89 million reduction for accident years 2015 and prior for the three- and six-month periods ended June 30, 2016, respectively, primarily from accretion of discount on reserves for those periods. This decrease was partially offset by a $33 million and $81 million addition for newly established reserves for accident year 2016 in the three- and six-month periods ended June 30, 2016, respectively. The impact of changes in treasury rates and credit spreads on workers' compensation reserve discount generally is economically offset by unrealized gains and losses on available for sale securities backing these reserves

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

recorded in Other comprehensive income resulting in a modest impact on our overall equity and book value per common share.

Quarterly Reserving Conclusion

AIG net loss reserves represent our best estimate of the liability for net losses and loss adjustment expenses as of June 30, 2016. While we regularly review the adequacy of established loss reserves, there can be no assurance that our recorded loss reserves will not develop adversely in future years and materially exceed our loss reserves as of June 30, 2016. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net liability for unpaid losses and loss adjustment expenses
at beginning of period	$59,734	$60,143	$60,603	$61,612
Foreign exchange effect	360	(162)	200	(966)
Change due to retroactive asbestos reinsurance	-	50	-	100
Losses and loss adjustment expenses incurred:
Current year, undiscounted	5,023	5,185	9,935	10,138
Prior years (favorable) unfavorable development, undiscounted*	7	317	(59)	341
Change in discount	300	(400)	291	(235)
Losses and loss adjustment expenses incurred	5,330	5,102	10,167	10,244
Losses and loss adjustment expenses paid	5,801	6,040	11,347	11,897
Net liability for unpaid losses and loss adjustment expenses
at end of period	$59,623	$59,093	$59,623	$59,093

* See tables below for details of prior year development by business unit, accident year and major class of business.

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by business unit and major class of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Prior accident year development by major class of business:
Commercial Property Casualty - U.S. & Canada:
Excess casualty	$-	$211	$-	$318
Financial lines including professional liability	-	(2)	-	3
Primary casualty:	-
Loss-sensitive (offset by premium adjustments below)*	(22)	(12)	(28)	(23)
Primary workers' compensation and other	98	103	98	118
Specialty	-	32	-	46
Property excluding catastrophes	(42)	(51)	(54)	(109)
Catastrophes	45	(9)	125	(41)
All other, net	3	18	2	44
Total Commercial Property Casualty - U.S. & Canada	82	290	143	356

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

Commercial Property Casualty - International:
Financial lines	-	(25)	-	(27)
Specialty	(18)	(7)	(44)	(17)
Property excluding catastrophes	(16)	-	(66)	(35)
Catastrophes	(10)	-	(9)	(1)
All other, net	(2)	9	(4)	8
Total Commercial Property Casualty - International	(46)	(23)	(123)	(72)
Total Commercial Property Casualty	36	267	20	284
Commercial Mortgage Guaranty	(12)	(17)	(17)	(17)
Consumer Personal Insurance - U.S. & Canada:
Catastrophes	2	(1)	(5)	(5)
All other, net	(15)	(23)	(13)	(37)
Total Consumer Personal Insurance - U.S. & Canada	(13)	(24)	(18)	(42)
Consumer Personal Insurance - International:
Catastrophes	1	-	2	-
All other, net	(27)	7	(71)	29
Total Consumer Personal Insurance - International	(26)	7	(69)	29
Total Consumer Personal Insurance	(39)	(17)	(87)	(13)
Run-off Insurance Lines
Asbestos and environmental (1986 and prior)	-	46	-	49
Run-off environmental	-	37	-	37
All other, net	22	1	25	1
Total Run-off Insurance Lines	22	84	25	87
Total prior year (favorable) unfavorable development	$7	$317	$(59)	$341

Premium adjustments on primary casualty loss sensitive business	22	12	28	23
Total prior year development, net of premium adjustments	$29	$329	$(31)	$364

*    Represents prior year development on active retrospectively rated components of risk-sharing policies.

Quarterly and Year-to-Date Net Loss Development

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

In the three-month period ended June 30, 2016, the adverse prior year loss reserve development was $7 million, which was primarily driven by adverse development from Primary Workers’ compensation and other and domestic catastrophes, partially

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

offset by Property excluding catastrophes, both domestically and internationally, International Specialty lines, and International Consumer – Personal Insurance.

During the second quarter of 2016, the Florida Supreme Court issued two separate rulings that have increased the potential liability for workers’ compensation claims in that state by undoing certain aspects of regulations in place since 2003. The Castellanos ruling eliminated statutory caps on claimant attorney fees in certain cases, and the Westphal ruling eliminated the 104-week limitation on temporary total disability benefits.  Also in the second quarter, the Florida Court of Appeals issued the Miles decision, declaring unconstitutional certain restrictions on claimant-paid attorney fees.

We have evaluated the potential impact of these decisions on our loss reserves, and have recognized adverse prior year development for primary workers’ compensation in the current quarter of approximately $100 million. We are continuing to monitor the impact of these decisions, and may adjust our estimate as new facts and data emerge.

In the six-month period ended June 30, 2016, the favorable prior year loss reserve development was $59 million, which was primarily driven by favorable development from Property excluding catastrophes, both domestically and internationally, International Specialty lines, and International Consumer - Personal Insurance, partially offset by domestic catastrophes, as well as Primary Workers’  compensation and other resulting from the Florida court rulings described above.

In the three- and six-month periods ended June 30, 2015, the adverse prior year loss reserve development was $317 million and $341 million, respectively,  which was driven by increased automobile claim severity in Excess and Primary Casualty, as well as adverse development from Asbestos and Environmental (1986 and prior), and Run-off Environmental (1987 to 2004). This was partially offset by Property excluding catastrophes, both domestically and internationally.

We recognized return premiums on loss sensitive business of $22 million and $28 million for the three- and six-month periods ended June 30, 2016, respectively, which entirely offset favorable development in that business. We recognized return premiums on loss sensitive business of $12 million and $23 million for the three- and six-month periods ended June 30, 2015, respectively, which entirely offset favorable development in that business.

See Results of Operations — Commercial Insurance and Results of Operations — Consumer Personal Insurance Results herein for further discussion of net loss development.

The following table summarizes development, (favorable) or unfavorable, of  incurred losses and loss adjustment expenses for prior years, net of reinsurance, by accident year:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Prior accident year development by accident year:
Accident Year
2015	$(67)	$-	$(132)	$-
2014	(25)	40	(68)	(22)
2013	(19)	70	(26)	65
2012	51	119	69	152
2011	(10)	16	16	22
2010	7	(3)	3	2
2009	19	(20)	24	(30)
2008	35	23	39	13
2007	7	(58)	7	(47)
2006	1	(3)	2	(8)
2005	16	(1)	22	(2)
2004 and prior (see table below)	(8)	134	(15)	196
Total prior year (favorable) unfavorable development	$7	$317	$(59)	$341

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss adjustment expenses for accident year 2004 and prior by major class of business and driver of development:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
2004 and prior accident year development by major class of
business and driver of development:
Excess Casualty - all other	$-	$1	$-	$1
Primary Casualty - loss sensitive business(a)	(7)	(3)	(8)	(15)
Primary Casualty - all other(b)	5	38	5	36
Run-off environmental (1987 to 2004)	-	47	-	47
Asbestos and environmental (1986 and prior)	-	46	-	49
Commutations and arbitrations(c)	-	(25)	-	(1)
All Other	(6)	30	(12)	79
Total prior year (favorable) unfavorable development	$(8)	$134	$(15)	$196

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

As described more fully in the 2015 Annual Report, our reserves relating to asbestos and environmental claims reflect comprehensive ground‑up and top-down analyses performed periodically. In the six-month period ended June 30, 2016, we increased our gross asbestos incurred losses by $3 million due to accretion of discount, while our net asbestos incurred losses increased by $1 million.  For the same period, our gross and net environmental incurred losses remained unchanged. In the six-month period ended June 30, 2015, we increased our gross asbestos incurred losses by $14 million and our net asbestos reserves by $8 million due to minor changes in estimates, accretion of discount, and anticipated uncollectible reinsurance. For the same period, we increased our gross environmental incurred losses by $66 million and our net environmental reserves by $43 million to reflect the results of a top-down analysis of accident years 2004 and prior completed in the six-month ended June 30, 2015.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, the Non-Life Insurance Companies also have asbestos reserves relating to foreign risks written by non‑U.S. entities of $117 million gross and $91 million net as of June 30, 2016. The asbestos reserves relating to non‑U.S. risks written by non‑U.S. entities were $121 million gross and $93 million net as of December 31, 2015.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Six Months Ended June 30,	2016		2015
(in millions)	Gross	Net	Gross	Net
Asbestos:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$3,595	$446	$4,117	$388
Change in net loss reserves due to retroactive reinsurance	-	-	-	100
Losses and loss adjustment expenses incurred:
Undiscounted	-	-	9	5
Change in discount	3	1	5	3
Losses and loss adjustment expenses incurred	3	1	14	8
Losses and loss adjustment expenses paid	(325)	(122)	(332)	(193)
Liability for unpaid losses and loss adjustment expenses
at end of period	$3,273	$325	$3,799	$303
Environmental:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$545	$276	$368	$185
Losses and loss adjustment expenses incurred	-	-	66	43
Losses and loss adjustment expenses paid	(13)	(9)	(21)	(17)
Other changes	-	-	-	6
Liability for unpaid losses and loss adjustment expenses
at end of period	$532	$267	$413	$217
Combined:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$4,140	$722	$4,485	$573
Change in net loss reserves due to retroactive reinsurance	-	-	-	100
Losses and loss adjustment expenses incurred:
Undiscounted	-	-	75	48
Change in discount	3	1	5	3
Losses and loss adjustment expenses incurred	3	1	80	51
Losses and loss adjustment expenses paid	(338)	(131)	(353)	(210)
Other changes	-	-	-	6
Liability for unpaid losses and loss adjustment expenses
at end of period	$3,805	$592	$4,212	$520

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

In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWB and GMAB, including exposures to changes in interest rates, equity prices, credit spreads and volatilities. The hedging program utilizes derivative instruments, including but not limited to equity options, futures contracts and interest rate swap and swaption contracts, as well as fixed maturity securities with a fair value election. See

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Enterprise Risk Management – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Program in the 2015  Annual Report for additional discussion of market risk management related to these product features.

Impact on Quarterly and Year-to-Date Pre-tax Income

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

The change in the fair value of the embedded derivatives and the change in the value of the hedging portfolio are not expected to be fully offsetting, primarily due to differences between the GAAP valuation of the embedded derivatives and the economic hedge target. The non-performance or “own credit” spread adjustment (NPA), which adjusts the rate used to discount projected benefit cash flows for the GAAP valuation of the embedded derivatives, is excluded from the economic hedge target.  When corporate credit spreads widen, the change in the NPA generally reduces the fair value of the embedded derivative liabilities, resulting in a gain, and when corporate credit spreads narrow or tighten, the change in the NPA generally increases the fair value of the embedded derivative liabilities, resulting in a loss. See Differences in Valuation of Embedded Derivatives and Economic Hedge Target, below.

The following table presents the net increase (decrease) to consolidated pre-tax income from changes in the fair value of the GMWB and GMAB embedded derivatives and related hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Change in fair value of embedded derivatives, excluding NPA	$(467)	$652	$(1,380)	$318
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	120	(87)	253	(43)
Interest rate derivative contracts	534	(462)	1,384	(85)
Equity derivative contracts	(163)	(26)	(300)	(137)
Change in fair value of variable annuity hedging portfolio	491	(575)	1,337	(265)
Change in fair value of embedded derivatives, excluding NPA, net of hedging portfolio	24	77	(43)	53
Change in fair value of embedded derivatives due to NPA	(32)	161	123	344
Net impact on pre-tax income	$(8)	$238	$80	$397

Losses from the increase in the fair value of the GMWB and GMAB embedded derivative liabilities, excluding the NPA, were significantly offset by changes in the fair value of the related hedging portfolio in the three- and six-month periods ended June 30, 2016. The increase in the liabilities excluding the NPA was primarily due to decreases in market interest rates during the periods. As a result of corporate spreads tightening, the change in the NPA also increased the embedded derivative liabilities and contributed to the small negative net impact on pre-tax income for the three-month period ended June 30, 2016. However, for the six-month period ended June 30, 2016, the change in the NPA partially offset the increase in the liabilities, and contributed to the positive impact on pre-tax income, net of hedging.

Increases in market interest rates and the impact of widening credit spreads on the NPA in the three- and six-month periods ended June 30, 2015 resulted in decreases in the GMWB and GMAB embedded derivative liabilities during those periods, which were offset by hedging to a lesser extent than in the same periods in the current year, resulting in a net positive impact on consolidated pre-tax income in the periods ended June 30, 2015.

The changes in the fair value of the embedded derivatives, including the NPA, were significantly offset in the three- and six-month periods ended June 30, 2016, and offset to a lesser extent in the same periods in the prior years, by the following changes in the fair value of the variable annuity hedging portfolio:

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

•    Changes in the fair value of fixed maturity securities, for which the fair value option has been elected, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. Effective June 30, 2015, we discontinued our U.S. Treasury bond interest rate hedging program and initiated a corporate bond hedging program, which is intended to provide the same capital efficiency as the previous U.S. Treasury bond hedging program. The three- and six-month periods ended June 30, 2016 reflected increases in the fair value of the corporate bond hedging program, due primarily to decreases in market interest rates, which partially offset the interest rate and credit spread-related increases in the embedded derivative liabilities.  The three- and six-month periods ended June 30, 2015 reflected decreases in the fair value of the U.S. Treasury bond hedging program due to increases in market interest rates, which partially offset the interest rate-related decreases in the embedded derivative liabilities. The change in the fair value of these bonds is reported in net investment income on the Consolidated Statements of Income (Loss).

•    Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in gains in the three- and six-month periods ended June 30, 2016 due to decreasing market interest rates, compared to losses in the prior year resulting from increasing market interest rates.

•    Losses from the change in the fair value of equity derivative contracts, which included futures and options, were relatively higher in the three- and six-month periods ended June 30, 2016 compared to the same periods in the prior year, due to more favorable equity market returns.

Differences in Valuation of Embedded Derivatives and Economic Hedge Target

The variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic drivers of the embedded derivatives. The economic hedge target differs from the GAAP valuation of the GMWB and GMAB embedded derivatives due to the following:

•    Rider fees are 100 percent included in the economic hedge target present value calculations; the GAAP valuation reflects those collected fees attributed to the embedded derivative such that the initial value at contract issue equals zero;

•    Actuarial assumptions for GAAP are adjusted to remove explicit risk margins, including margins for policyholder behavior and fund basis risk, and use best estimate assumptions for the economic hedge target; and

•    NPA is excluded from the discount rates used for the economic hedge target.

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

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

DAC

The following table summarizes the major components of the changes in Life Insurance Companies DAC, including VOBA:
Six Months Ended June 30,
(in millions)	2016	2015
Balance, beginning of year	$8,467	$7,258
Acquisition costs deferred	623	596
Amortization expense:
Related to realized capital gains and losses	22	(64)
All other operating amortization	(568)	(476)
Increase (decrease) in DAC due to foreign exchange	(1)	(19)
Change related to unrealized depreciation (appreciation) of investments	(769)	363
Balance, end of period*	$7,774	$7,658

* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.1 billion and $8.6 billion at June 30, 2016 and 2015, respectively.

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

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow DAC). Shadow DAC generally moves in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio, reducing the reported DAC balance when market interest rates decline. In addition, significant unrealized appreciation of investments in a prolonged low interest rate environment may cause additional future policy benefit liabilities to be recorded (shadow loss reserves). Market interest rates decreased in the six-month period ended June 30, 2016. As a result, the Life Insurance Companies’ unrealized appreciation of investments in the six-month period ended June 30, 2016 increased by $5.0 billion compared to December 31, 2015, which resulted in an increase in the shadow DAC offset and an increase in shadow loss reserves. Shadow loss reserves increased by $1.5 billion at June 30, 2016 compared to December 31, 2015.

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Life Insurance Companies Reserves

The following table presents a rollforward of Life Insurance Companies’ insurance reserves, including separate accounts and mutual fund assets under management, by operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Institutional Markets:
Balance at beginning of period, gross	$35,815	$35,120	$35,823	$35,080
Premiums and deposits	506	680	810	826
Surrenders and withdrawals	(102)	(227)	(279)	(256)
Death and other contract benefits	(456)	(418)	(837)	(797)
Subtotal	(52)	35	(306)	(227)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	434	299	672	557
Cost of funds	101	102	202	204
Other reserve changes	(101)	(33)	(194)	(91)
Balance at end of period	36,197	35,523	36,197	35,523
Reserves related to unrealized appreciation of investments	1,382	314	1,382	314
Reinsurance ceded	(5)	(5)	(5)	(5)
Total insurance reserves	$37,574	$35,832	$37,574	$35,832
Retirement:
Balance at beginning of period, gross	$212,542	$207,679	$208,333	$204,627
Premiums and deposits	6,448	6,083	13,314	11,605
Surrenders and withdrawals	(4,198)	(4,240)	(8,277)	(8,666)
Death and other contract benefits	(1,041)	(1,041)	(2,004)	(1,968)
Subtotal	1,209	802	3,033	971
Change in fair value of underlying assets and reserve accretion, net of
policy fees	2,142	(1,296)	3,736	892
Cost of funds	686	676	1,365	1,349
Other reserve changes	(2)	7	110	29
Balance at end of period	216,577	207,868	216,577	207,868
Reserves related to unrealized appreciation of investments	109	9	109	9
Reinsurance ceded	(358)	(364)	(358)	(364)
Total insurance reserves and mutual fund assets under management	$216,328	$207,513	$216,328	$207,513

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Life:
Balance at beginning of period, gross	$34,393	$33,482	$34,170	$33,536
Premiums and deposits	1,292	1,249	2,528	2,472
Surrenders and withdrawals	(241)	(164)	(468)	(386)
Death and other contract benefits	(231)	(260)	(489)	(507)
Subtotal	820	825	1,571	1,579
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(241)	(186)	(419)	(328)
Cost of funds	121	122	243	246
Other reserve changes	(335)	(610)	(807)	(1,400)
Balance at end of period	34,758	33,633	34,758	33,633
Reserves related to unrealized appreciation of investments	-	7	-	7
Reinsurance ceded	(1,363)	(1,444)	(1,363)	(1,444)
Total insurance reserves	$33,395	$32,196	$33,395	$32,196
Total Life Insurance Companies:
Balance at beginning of period, gross	$282,750	$276,281	$278,326	$273,243
Premiums and deposits	8,246	8,012	16,652	14,903
Surrenders and withdrawals	(4,541)	(4,631)	(9,024)	(9,308)
Death and other contract benefits	(1,728)	(1,719)	(3,330)	(3,272)
Subtotal	1,977	1,662	4,298	2,323
Change in fair value of underlying assets and reserve accretion, net of
policy fees	2,335	(1,183)	3,989	1,121
Cost of funds	908	900	1,810	1,799
Other reserve changes	(438)	(636)	(891)	(1,462)
Balance at end of period	287,532	277,024	287,532	277,024
Reserves related to unrealized appreciation of investments	1,491	330	1,491	330
Reinsurance ceded	(1,726)	(1,813)	(1,726)	(1,813)
Total insurance reserves and mutual fund assets under management	$287,297	$275,541	$287,297	$275,541

Life Insurance Companies’ insurance reserves including separate accounts and mutual fund assets under management were comprised of the following balances:

	June 30,	December 31,
(in millions)	2016	2015
Future policy benefits*	$44,127	$41,820
Policyholder contract deposits	132,092	127,704
Other policy funds	1,591	1,503
Separate account liabilities	80,563	79,564
Total insurance reserves	258,373	250,591
Mutual fund assets under management	30,650	27,735
Total insurance reserves and mutual fund assets under management	$289,023	$278,326

* Excludes certain intercompany assumed reinsurance.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet our payment obligations.  It is defined as cash and unencumbered assets that can be monetized in a short period of time at a reasonable cost.  We manage our liquidity prudently through various risk committees, policies and procedures, and a stress testing and liquidity risk framework established by Enterprise Risk Management (ERM). Our liquidity risk framework is designed to manage liquidity at both AIG Parent and subsidiaries to meet our financial obligations over a twelve-month period under a liquidity stress scenario. See Enterprise Risk Management — Risk Appetite, Limits, Identification, and Measurement in the 2015 Annual Report and Enterprise Risk Management — Liquidity Risk Management below for additional information.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Activity for the Six-Month Period Ended June 30, 2016

Sources

•    AIG Parent Funding from Subsidiaries

During the six-month period ended June 30, 2016, AIG Parent received $2.9 billion in dividends and loan repayments from subsidiaries.  Of this amount, $1.5 billion was dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $1.4 billion was dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies.

AIG Parent also received $1.6 billion in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in the six-month period ended June 30, 2016, including $1.1 billion of such payments in the second quarter of 2016. The tax sharing payments may be subject to adjustment in future periods.

The dividends and tax sharing payments from our Non-Life and Life Insurance Companies were funded, in part, by proceeds from the sale of 740 million ordinary H shares of PICC P&C for approximately $1.25 billion in May 2016 and by the sale of AIG Advisor Group in May 2016.

•      Debt Issuances

In February 2016, we issued $1.5 billion aggregate principal amount of 3.300% Notes due 2021.

In March 2016, we issued $1.5 billion aggregate principal amount of 3.900% Notes due 2026.

In June 2016, we issued €750 million aggregate principal amount of 1.500% Notes due 2023.

•      Legacy Assets

During the six-month period ended June 30, 2016, we monetized approximately $2.2 billion of legacy assets.

Uses

•    Debt Reduction

In March 2016, we repurchased, through a cash tender offer, approximately $736 million aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $825 million.

We also made other repurchases and repayments of approximately $2.2 billion during the six-month period ended June 30, 2016. AIG Parent made interest payments on our debt instruments totaling $515 million during the six-month period ended June 30, 2016.

•    Dividend

We paid a cash dividend of $0.32 per share on AIG Common Stock during each of the first and second quarters of 2016.

•    Repurchase of Common Stock(*)

We repurchased approximately 113 million shares of AIG Common Stock during the six-month period ended June 30, 2016, for an aggregate purchase price of approximately $6.2 billion.

•    Repurchase of Warrants

We repurchased 15 million warrants to purchase shares of AIG Common Stock during the six-month period ended June 30, 2016, for an aggregate purchase price of $263 million.

•    AIG Parent Funding to Subsidiaries

In January 2016, AIG Parent made a capital contribution of approximately $2.9 billion to our Non-Life Insurance Companies.

* Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from July 1 to August 2, 2016, we have repurchased approximately $698 million of additional shares of AIG Common Stock. As of August 2, 2016, approximately $4.0 billion remained under our share repurchase authorization.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Six Months Ended June 30,
(in millions)	2016	2015
Sources:
Net cash provided by operating activities	$571	$493
Net cash provided by changes in restricted cash	-	1,462
Net cash provided by (used in) other investing activities	(186)	3,824
Changes in policyholder contract balances	2,752	316
Issuance of long-term debt	6,688	2,774
Total sources	9,825	8,869
Uses:
Change in restricted cash	(78)	-
Repayments of long-term debt	(2,919)	(3,701)
Purchases of AIG Common Stock	(6,248)	(3,743)
Net cash used in other financing activities	(463)	(1,212)
Total uses	(9,708)	(8,656)
Effect of exchange rate changes on cash	38	(34)
Increase in cash	$155	$179

The following table presents a summary of AIG’s Condensed Consolidated Statements of Cash Flows:

Six Months Ended June 30,
(in millions)	2016	2015
Summary:
Net cash provided by operating activities	$571	$493
Net cash provided by (used in) investing activities	(264)	5,286
Net cash used in financing activities	(190)	(5,566)
Effect of exchange rate changes on cash	38	(34)
Increase in cash	155	179
Cash at beginning of year	1,629	1,758
Change in cash of businesses held-for-sale	-	-
Cash at end of period	$1,784	$1,937

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $650 million in the six-month period ended June 30, 2016 compared to $760 million in the same period in the prior year. Excluding interest payments, AIG generated positive operating cash flow of $1.2 billion for the six-month period ended June 30, 2016 compared to $1.3 billion for the six-month period ended June 30, 2015, primarily attributable to a greater increase in Other assets and Other liabilities, net.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Investing Cash Flow Activities

Net cash provided by investing activities in the six-month periods ended June 30, 2016 and 2015 included approximately $143 million and $204 million, respectively, of cash collateral received in connection with our Life Insurance Companies’ securities lending program. In addition, the six-month period ended June 30, 2015 included approximately $3.7 billion of net cash proceeds from the sale of ordinary shares of AerCap.

Financing Cash Flow Activities

Net cash used in financing activities in the six-month period ended June 30, 2016 included:

•    approximately $713 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first and second quarters of 2016;

•    approximately $6.2 billion to repurchase approximately 113 million shares of AIG Common Stock;

•    $263 million to repurchase 15 million warrants to purchase shares of AIG Common Stock; and

•    approximately $2.9 billion to repay long-term debt.

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

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of June 30, 2016, AIG Parent had approximately $11.2 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales, repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

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

In developing plans to distribute capital, AIG considers a number of factors, including, but not limited to: the capital resources available to support our insurance operations and business strategies, AIG’s funding capacity and capital resources in comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, as well as regulatory standards and internal stress tests for capital and capital distributions.

In January 2016, AIG Parent made a capital contribution of approximately $2.9 billion to our Non-Life Insurance Companies as a result of our fourth quarter 2015 reserve strengthening.

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	June 30, 2016	December 31, 2015
Cash and short-term investments(a)	$1,970	$3,497
Unencumbered fixed maturity securities(b)	4,719	5,723
Total AIG Parent liquidity	6,689	9,220
Available capacity under syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$11,189	$13,720

(a) Cash and short-term investments include reverse repurchase agreements totaling $1.1 billion and $1.5 billion as of June 30, 2016 and December 31, 2015, respectively.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Certain Non-Life Insurance Companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs may be used to supplement liquidity or for other uses deemed appropriate by management. Our Non-Life Insurance Companies had outstanding borrowings from the FHLBs in an aggregate amount of approximately $1.2 billion and $0 as of June 30, 2016 and December 31, 2015, respectively. The outstanding borrowings are being used primarily for interest rate risk management purposes in connection with certain reinsurance arrangements, and the balances are expected to decline as underlying premiums are collected.

AIG Parent and Ascot Corporate Name Limited (ACNL), a Non-Life Insurance Company, are parties to a $725 million letter of credit facility. ACNL, as a member of the Lloyd’s of London insurance syndicate (Lloyd’s), is required to hold capital at Lloyd’s, known as Funds at Lloyds (FAL). Under the facility, the entire FAL capital requirement of $640 million as of June 30, 2016, which supports the 2016 and 2017 years of account, was satisfied with a letter of credit in that amount issued under the facility.

AIG generally manages capital between AIG Parent and our Non-Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with its Mortgage Guaranty insurance company. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of the Mortgage Guaranty insurance company at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of the Mortgage Guaranty insurance company is in excess of that same specified minimum required capital, subject to its board approval and compliance with applicable insurance laws, the Mortgage Guaranty insurance company would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital. As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. As of June 30, 2016, the minimum required capital for the CMA with the Mortgage Guaranty insurance company is based on a risk-to-capital ratio of 19 to 1.

In the six-month period ended June 30, 2016, our Non-Life Insurance Companies paid approximately $1.5 billion to AIG Parent in dividends in the form of cash and fixed maturity securities. The fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

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

Certain of our U.S. Life Insurance Companies are members of the FHLBs in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Life Insurance Companies had outstanding borrowings from the FHLBs in an aggregate amount of approximately $2 million at both June 30, 2016 and December 31, 2015.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Certain of our U.S. Life Insurance Companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life Insurance Companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life Insurance Company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. At June 30, 2016 and December 31, 2015, our U.S. Life Insurance Companies had $1.7 billion and $1.1 billion, respectively, of securities subject to these agreements and $1.8 billion and $1.1 billion, respectively, of liabilities to borrowers for collateral received.

AIG generally manages capital between AIG Parent and our Life Insurance Companies through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with AGC Life Insurance Company. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of AGC Life Insurance Company at or above a specified minimum percentage of its projected NAIC Company Action Level Risk-Based Capital (RBC). As of June 30, 2016, the specified minimum percentage under this CMA was 250 percent.

In the six-month period ended June 30, 2016, our U.S. Life Insurance Companies paid approximately $1.4 billion to AIG Parent in dividends and loan repayments in the form of cash and fixed maturity securities. The fixed maturity securities primarily included U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

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

As of June 30, 2016, a total of $4.5 billion remains available under the Five-Year Facility. Our ability to borrow under the Five-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Five-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Five-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Five-Year Facility would restrict our access to the Five-Year Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Five-Year Facility from time to time, and may use the proceeds for general corporate purposes.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

June 30, 2016		Payments due by Period
	Total	Remainder	2017-	2019-
(in millions)	Payments	of 2016	2018	2020	2021	Thereafter
Insurance operations
Loss reserves	$77,000	$9,733	$25,482	$14,064	$4,665	$23,056
Insurance and investment contract liabilities	240,598	7,748	28,262	25,817	12,268	166,503
Borrowings	982	-	-	118	223	641
Interest payments on borrowings	976	25	99	99	50	703
Other long-term obligations	8	2	3	2	1	-
Total	$319,564	$17,508	$53,846	$40,100	$17,207	$190,903
Other
Borrowings	$25,960	$882	$3,291	$2,472	$280	$19,035
Interest payments on borrowings	16,138	534	2,131	1,891	839	10,743
Other long-term obligations	246	19	92	92	-	43
Total	$42,344	$1,435	$5,514	$4,455	$1,119	$29,821
Consolidated
Loss reserves	$77,000	$9,733	$25,482	$14,064	$4,665	$23,056
Insurance and investment contract liabilities	240,598	7,748	28,262	25,817	12,268	166,503
Borrowings	26,942	882	3,291	2,590	503	19,676
Interest payments on borrowings	17,114	559	2,230	1,990	889	11,446
Other long-term obligations(a)	254	21	95	94	1	43
Total(b)	$361,908	$18,943	$59,360	$44,555	$18,326	$220,724

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

June 30, 2016		Amount of Commitment Expiring
	Total Amounts	Remainder	2017-	2019 -
(in millions)	Committed	of 2016	2018	2020	2021	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$820	$180	$10	$627	$-	$3
Guarantees of indebtedness	127	100	27	-	-	-
All other guarantees(a)	3	-	1	-	-	2
Commitments:
Investment commitments(b)	3,014	1,778	849	292	-	95
Commitments to extend credit	2,283	1,146	795	273	62	7
Letters of credit	5	2	3	-	-	-
Total(c)	$6,252	$3,206	$1,685	$1,192	$62	$107
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	208	208	-	-	-	-
All other guarantees	490	478	12	-	-	-
Commitments:
Investment commitments(b)	175	26	30	13	10	96
Commitments to extend credit(e)	500	-	-	500	-	-
Letters of credit	25	25	-	-	-	-
Total(c)(f)	$1,472	$737	$42	$513	$10	$170

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	1,028	388	10	627	-	3
Guarantees of indebtedness	127	100	27	-	-	-
All other guarantees(a)	493	478	13	-	-	2
Commitments:
Investment commitments(b)	3,189	1,804	879	305	10	191
Commitments to extend credit(e)	2,783	1,146	795	773	62	7
Letters of credit	30	27	3	-	-	-
Total(c)(f)	$7,724	$3,943	$1,727	$1,705	$72	$277

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

(e) Includes a five-year senior unsecured revolving credit facility of up to $500 million between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility) scheduled to mature in May 2019. The AerCap Credit Facility permits loans for general corporate purposes. At June 30, 2016, no amounts were outstanding under the AerCap Credit Facility.

(f)  Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2016 is expected to be approximately $17 million for U.S. and non-U.S. plans.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Six Months Ended June 30, 2016	December 31,		and	Foreign	Other		June 30,
(in millions)	2015	Issuances	Repayments	Exchange	Changes		2016
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$17,047	$3,832	$(960)	$(90)	$10		$19,839
Junior subordinated debt	1,327	-	(461)	(10)	5		861
AIG Japan Holdings Kabushiki Kaisha	106	223	-	12	-		341
AIGLH notes and bonds payable	284	-	(3)	-	-		281
AIGLH junior subordinated debt	420	-	(60)	-	-		360
Total AIG general borrowings	19,184	4,055	(1,484)	(88)	15		21,682
AIG borrowings supported by assets:(a)
MIP notes payable	1,372	-	-	121	(16)		1,477
Series AIGFP matched notes and bonds payable	34	-	-	-	2		36
GIAs, at fair value	3,276	115	(260)	-	244	(b)	3,375
Notes and bonds payable, at fair value	394	119	(145)	-	4	(b)	372
Total AIG borrowings supported by assets	5,076	234	(405)	121	234		5,260
Total debt issued or guaranteed by AIG	24,260	4,289	(1,889)	33	249		26,942
Debt not guaranteed by AIG:
Other subsidiaries' notes, bonds, loans and
mortgages payable	2	2,035	(835)	-	-		1,202
Debt of consolidated investments(c)	4,987	364	(259)	15	78	(d)	5,185
Total debt not guaranteed by AIG	4,989	2,399	(1,094)	15	78		6,387
Total debt(e)	$29,249	$6,688	$(2,983)	$48	$327		$33,329

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $2.3 billion and $2.4 billion at June 30, 2016 and December 31, 2015, respectively.  This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  At June 30, 2016, includes debt of consolidated investment vehicles related to real estate investments of $2.7 billion, affordable housing partnership investments of $1.6 billion and other securitization vehicles of $845 million. At December 31, 2015, includes debt of consolidated investment vehicles related to real estate investments of $2.4 billion, affordable housing partnership investments of $1.5 billion and other securitization vehicles of $1.0 billion.

(d)  Includes the effect of consolidating previously unconsolidated partnerships.

(e)  Includes debt issuance costs of $92 million and $101 million at June 30, 2016 and December 31, 2015, respectively. See Note 2 to the Condensed Consolidated Financial Statements.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Total DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at June 30, 2016 of AIG (excluding $5.2 billion of borrowings of consolidated investments) for the next four quarters:

	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter
(in millions)	2016	2016	2017	2017	Total
AIG general borrowings	$-	$308	$-	$-	$308
AIG borrowings supported by assets	202	372	29	659	1,262
Other subsidiaries' notes, bonds, loans and
mortgages payable	575	-	313	314	1,202
Total	$777	$680	$342	$973	$2,772

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents maturities of long-term debt (including unamortized original issue discounts and debt issuance cost, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $5.2 billion in borrowings of consolidated investments:

June 30, 2016		Remainder	Year Ending
(in millions)	Total	of 2016	2017	2018	2019	2020	2021	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,839	$308	$178	$1,106	$997	$1,342	$-	$15,908
Junior subordinated debt	861	-	-	-	-	-	-	861
AIG Japan Holdings Kabushiki Kaisha	341	-	-	-	-	118	223	-
AIGLH notes and bonds payable	281	-	-	-	-	-	-	281
AIGLH junior subordinated debt	360	-	-	-	-	-	-	360
Total AIG general borrowings	21,682	308	178	1,106	997	1,460	223	17,410
AIG borrowings supported by assets:
MIP notes payable	1,477	273	804	400	-	-	-	-
Series AIGFP matched notes and
bonds payable	36	-	10	-	-	-	-	26
GIAs, at fair value	3,375	132	180	482	93	40	280	2,168
Notes and bonds payable, at fair value	372	169	9	122	-	-	-	72
Total AIG borrowings supported by assets	5,260	574	1,003	1,004	93	40	280	2,266
Total debt issued or guaranteed by AIG	26,942	882	1,181	2,110	1,090	1,500	503	19,676
Other subsidiaries' notes, bonds, loans
and mortgages payable	1,202	575	627	-	-	-	-	-
Total	$28,144	$1,457	$1,808	$2,110	$1,090	$1,500	$503	$19,676

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of July 28, 2016. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

Dividends and Repurchases of AIG Common Stock

On February 11, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 28, 2016 to shareholders of record on March 14, 2016. On May 2, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 27, 2016 to shareholders of record on June 13, 2016.  On August 2, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 29, 2016 to shareholders of record on September 15, 2016. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 16 to the Consolidated Financial Statements in the 2015 Annual Report.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On August 2, 2016, our Board of Directors authorized an additional increase of $3.0 billion to the share repurchase authorization, resulting in an aggregate remaining authorization on such date of approximately $4.0 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

During the six-month period ended June 30, 2016, we repurchased approximately 113 million shares of AIG Common Stock for an aggregate purchase price of approximately $6.2 billion pursuant to this authorization, and we repurchased 15 million warrants to purchase shares of AIG Common Stock, for an aggregate purchase price of $263 million pursuant to this authorization. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from July 1 to August 2, 2016, we have repurchased approximately $698 million of additional shares of AIG Common Stock.

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

In addition, we continue to use enhanced economic, GAAP accounting and statutory capital‑based risk measures at the market risk level, business‑unit level and firm‑wide levels. This process aims to ensure that we have a comprehensive view of the impact of our market risk exposures.

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

Item 2 / ENTERPRISE RISK MANAGEMENT

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	June 30,		December 31,		June 30,	December 31,
(dollars in millions)	2016		2015		2016	2015
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	273,754		260,689		(16,273)	(14,549)
Mortgage and other loans receivable	23,802		18,878		(1,333)	(1,092)
Preferred stock	19		20		(2)	(1)
Total interest rate sensitive assets	$297,575	(a)	$279,587	(a)	$(17,608)	$(15,642)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Hedge funds	8,293		10,917		(1,659)	(2,183)
Private equity	6,680		7,233		(1,336)	(1,447)
Real estate investments	7,340		6,579		(1,468)	(1,316)
PICC Investment	600		2,239		(120)	(448)
Common equity	1,680		1,574		(336)	(315)
Aircraft asset investments	427		477		(85)	(95)
Other investments	527		472		(105)	(94)
Total equity and alternative investments
exposure	$25,547		$29,491		$(5,109)	$(5,898)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Japanese yen	2,274		1,745		(227)	(174)
Euro	2,062		2,053		(206)	(205)
Great Britain pound	1,991		2,158		(199)	(216)
All other foreign currencies	3,579		4,703		(359)	(471)
Total foreign currency-denominated net
asset position(b)	$9,906		$10,659		$(991)	$(1,066)

(a)  At June 30, 2016, the analysis covered $297.6 billion of $312.8 billion interest-rate sensitive assets. Excluded were $7.5 billion of loans and $3.6 billion of investments in life settlements. In addition, $4.1 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2015, the analysis covered $279.6 billion of $298.7 billion interest-rate sensitive assets. Excluded were $10.7 billion of loans and $3.6 billion of investments in life settlements. In addition, $4.8 billion of assets across various asset categories were excluded due to modeling limitations.

(b)  The majority of the foreign currency exposure is reported on a one quarter lag.

Foreign currency-denominated net asset position reflects our consolidated non‑U.S. dollar assets less our consolidated non‑U.S dollar liabilities on a GAAP basis. We use a bottom-up approach in managing our foreign currency exchange rate exposures with the objective of protecting statutory capital at the regulated insurance entity level. We manage cash flow risk on our foreign currency-denominated debt issued by AIG Parent and use a variety of techniques to mitigate this risk, including but not limited to the execution of cross-currency swaps and the issuance of new foreign currency-denominated debt to replace equivalent maturing debt. At the AIG Parent level, we monitor our foreign currency exposures against single currency and aggregate currency portfolio limits. As a matter of general practice, we do not typically hedge our foreign currency exposures to net investments in subsidiaries.

Our foreign currency-denominated net asset position at June 30, 2016, decreased by $753 million compared to December 31, 2015. The decrease was mostly due to a $1.3 billion decrease in our Hong Kong dollar position, primarily resulting from the

Item 2 / ENTERPRISE RISK MANAGEMENT

sale of our Non-Life Insurance Companies’ PICC Investment, partially offset by a $529 million increase in our Japanese yen position, primarily resulting from unrealized appreciation of investments.

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

Stress Testing: Coverage Ratios are re-measured under defined liquidity stress scenarios that will impact net cash flows, liquid assets and/or other funding sources.

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

Item 2 / CRITICAL ACCOUNTING ESTIMATES

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

On June 3, 2016, the Board of Governors of the Federal Reserve System (FRB) issued for public comment a notice of proposed rulemaking (NPR) on enhanced prudential standards that would require insurer nonbank SIFIs, such as AIG, to comply with a corporate governance and risk-management standard and a liquidity risk management standard.  These proposed standards build on the FRB’s current guidance for large financial institutions supervised by the FRB and have been tailored to insurance companies.  We are reviewing the proposals and analyzing how our current practices compare to those required by the NPR. We anticipate that the NPR will attract industry comment.  Under the NPR, after the FRB evaluates all comments and adopts a final rule, the insurer nonbank SIFIs would have at least twelve months to comply.

On June 3, 2016, the FRB also released for public comment an advance notice of proposed rulemaking (ANPR) outlining two conceptual insurance group capital frameworks that could apply to insurance groups supervised by the FRB—a building block approach, proposed for insurance institutions that are savings and loan holding companies or bank holding companies by virtue of owning depository institutions, and a consolidated approach for insurer nonbank SIFIs, such as AIG.  In general, the consolidated approach would consolidate an insurance company’s assets and insurance liabilities into risk segments tailored to account for the liability structure and unique features of the insurance company, apply risk factors to each segment and then set minimum capital requirements. The ANPR does not provide details on specific risk weights, risk factors, capital adequacy ratios and other important elements that could be applied to AIG under the consolidated approach, and we cannot predict how such an approach, if applied to AIG, would affect our business, results of operations, financial condition or capital requirements. We are currently reviewing the ANPR and expect it to be subject to significant industry comment.

On June 23, 2016, the UK held a referendum in which a majority voted for the UK to withdraw its membership in the EU, commonly referred to as Brexit. The referendum is advisory, and the terms of withdrawal are subject to a formal negotiation period that has not yet begun and could, by treaty, last up to two years. It is not clear at this stage (and may not be for some time) what form the UK’s future relationship with the remaining EU member states will take. We have significant operations and employees in the UK and other EU member states, including AIG Europe Ltd. (AEL), which enjoys certain benefits based on the UK’s membership in the EU. Depending on the final terms of the UK exit, we may be required to reorganize our operations and legal entity structure in the UK and the EU in a manner that could be less efficient and more expensive.

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part I, Item 2. MD&A – Regulatory Environment and Part II, Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 and in Part I, Item 1. Business – Regulation, Part I, Item 1A. Risk Factors – Regulation and Note 18 to the Consolidated Financial Statements in the 2015 Annual Report.

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

Operating revenue excludes Net realized capital gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes).

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

Premiums and deposits – Institutional Markets include direct and assumed amounts received and earned on group benefit policies and life-contingent payout annuities, and deposits received on investment-type annuity contracts, including GICs.

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

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies of acquired businesses.

Item 2 / ACRONYMS

ACRONYMS

ABS Asset-Backed Securities	GMWB Guaranteed Minimum Withdrawal Benefits
CDO Collateralized Debt Obligations	ISDA International Swaps and Derivatives Association, Inc.
CDS Credit Default Swap	Moody's Moody's Investors’ Service Inc.
CMA Capital Maintenance Agreement	NAIC National Association of Insurance Commissioners
CMBS Commercial Mortgage-Backed Securities	NM Not Meaningful
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMAB Guaranteed Minimum Accumulation Benefits	VIE Variable Interest Entity
GMIB Guaranteed Minimum Income Benefits

Item 3 / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

Item 4. / Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of June 30, 2016.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 / Legal Proceedings

For a discussion of legal proceedings, see Note 9 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A./ Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factor as well as the other risk factors discussed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 and in Part I, Item 1A. Risk Factors in our 2015 Annual Report.

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

On June 23, 2016, the UK held a referendum in which a majority voted for the UK to withdraw its membership in the EU, commonly referred to as Brexit. The referendum is advisory, and the terms of withdrawal are subject to a formal negotiation period that has not yet begun and could, by treaty, last up to two years. It is not clear at this stage (and may not be for some time) what form the UK’s future relationship with the remaining EU member states will take. We have significant operations and employees in the UK and other EU member states, including AEL, which enjoys certain benefits based on the UK’s membership in the EU. Depending on the final terms of the UK exit, we may be required to reorganize our operations and legal entity structure in the UK and the EU in a manner that could be less efficient and more expensive. Brexit has also affected the U.S. dollar/British pound exchange rate, increased the volatility of exchange rates among the Major Currencies, and created volatility in the financial markets, which may continue for some time.

ITEM 2 / UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock and warrants to purchase AIG Common Stock during the three months ended June 30, 2016:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
April 1 - 30	15,118,335	$54.51	15,118,335	$3,826
May 1 - 31	17,199,663	56.09	17,199,663	2,772
June 1 - 30(a)	17,737,231	54.89	17,737,231	1,798	(b)
Total(c)	50,055,229	$55.19	50,055,229	$1,798	(b)

(a) During this period, we also repurchased 5 million warrants to purchase shares of AIG Common Stock, at an average purchase price per warrant of $18.00, for an aggregate purchase price of $90 million.

(b) Reflects the purchase of 5 million warrants to purchase shares of AIG Common Stock, which reduced the dollar value of AIG Common Stock that may yet be repurchased under the repurchase authorization.

(c) On August 2, 2016, our Board of Directors authorized an additional increase to the repurchase authorization of AIG Common Stock of $3.0 billion, resulting in an aggregate remaining authorization on such date of approximately $4.0 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

During the three-month period ended June 30, 2016, we repurchased approximately 50 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $2.8 billion.  Pursuant to an Exchange Act Rule 10b5-1 plan, from July 1 to August 2, 2016, we have repurchased approximately $698 million of additional shares of AIG Common Stock. We also repurchased 5 million warrants to purchase shares of AIG Common Stock during the three-month period ended June 30, 2016 for an aggregate purchase price of $90 million.

Item 4 / Mine Safety Disclosures

Not applicable.

Item 6 / Exhibits

See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SIDDHARTHA SANKARAN
Siddhartha Sankaran
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

/S/ ELIAS F. HABAYEB
Elias F. Habayeb
Senior Vice President,
Deputy Chief Financial Officer and
Group Controller
(Principal Accounting Officer)

Dated: August 2, 2016

EXHIBIT INDEX

Exhibit Number	Description	Location
4	Instruments defining the rights of security holders, including indentures
	(1) Thirty-Third Supplemental Indenture, dated as of June 8, 2016, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on June 8, 2016 (File No. 1-8787).
(2) Form of the Notes (included in Exhibit 4(1))
10	(1) American International Group, Inc. 2012 Executive Severance Plan (as amended)*	Filed herewith.

(2) Amendment Letter to the Third Amended and Restated Credit Agreement, effective as of July 15, 2016, among AIG, the subsidiary borrowers party thereto, the lenders party

thereto, JPMorgan Chase Bank, N.A., as Administrative

Agent, and each Several L/C Agent party thereto

Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on July 15, 2016 (File No. 1-8787).
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.