Form 10-Q
period 2016-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2016-11-03
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of November 2, 2016, there were 1,027,135,119 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American International Group, Inc.

CONDENSED Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in millions, except for share data)	2016	2015
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2016 - $241,415; 2015 - $240,968)	$260,649	$248,245
Other bond securities, at fair value (See Note 6)	14,772	16,782
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2016 - $1,167; 2015 - $1,379)	1,544	2,915
Other common and preferred stock, at fair value (See Note 6)	498	921
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2016 - $11; 2015 - $11)	32,413	29,565
Other invested assets (portion measured at fair value: 2016 - $7,092; 2015 - $8,912)	25,747	29,794
Short-term investments (portion measured at fair value: 2016 - $2,724; 2015 - $2,591)	10,745	10,132
Total investments	346,368	338,354

Cash	2,498	1,629
Accrued investment income	2,608	2,623
Premiums and other receivables, net of allowance	11,606	11,451
Reinsurance assets, net of allowance	21,706	20,413
Deferred income taxes	18,412	20,394
Deferred policy acquisition costs	10,537	11,115
Other assets, including restricted cash of $196 in 2016 and $170 in 2015
(portion measured at fair value: 2016 - $2,133; 2015 - $1,309)	11,546	11,289
Separate account assets, at fair value	82,626	79,574
Assets held for sale	6,661	-
Total assets	$514,568	$496,842
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$72,487	$74,942
Unearned premiums	21,047	21,318
Future policy benefits for life and accident and health insurance contracts	47,848	43,585
Policyholder contract deposits (portion measured at fair value: 2016 - $4,049; 2015 - $2,325)	132,808	127,588
Other policyholder funds (portion measured at fair value: 2016 - $6; 2015 - $6)	4,418	4,212
Other liabilities (portion measured at fair value: 2016 - $2,894; 2015 - $2,082)	27,983	26,164
Long-term debt (portion measured at fair value: 2016 - $3,664; 2015 - $3,670)	32,277	29,249
Separate account liabilities	82,626	79,574
Liabilities held for sale	3,909	-
Total liabilities	425,403	406,632
Contingencies, commitments and guarantees (see Note 10)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2016 - 1,906,671,492 and
2015 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2016 - 863,782,936 shares; 2015 - 712,754,875 shares of common stock	(38,518)	(30,098)
Additional paid-in capital	81,281	81,510
Retained earnings	32,077	30,943
Accumulated other comprehensive income	9,057	2,537
Total AIG shareholders’ equity	88,663	89,658
Non-redeemable noncontrolling interests	502	552
Total equity	89,165	90,210
Total liabilities and equity	$514,568	$496,842

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)  (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2016	2015	2016	2015
Revenues:
Premiums	$8,581	$8,862	$26,138	$27,229
Policy fees	646	701	2,029	2,066
Net investment income	3,783	3,206	10,479	10,870
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(58)	(225)	(332)	(460)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(14)	(17)	(36)	(31)
Net other-than-temporary impairments on available for sale
securities recognized in net income (loss)	(72)	(242)	(368)	(491)
Other realized capital gains (losses)	(693)	(100)	(461)	1,616
Total net realized capital gains (losses)	(765)	(342)	(829)	1,125
Other income	609	395	1,540	3,206
Total revenues	12,854	12,822	39,357	44,496
Benefits, losses and expenses:
Policyholder benefits and losses incurred	7,489	6,936	20,748	20,587
Interest credited to policyholder account balances	887	881	2,798	2,758
Amortization of deferred policy acquisition costs	1,018	1,275	3,625	3,981
General operating and other expenses	2,536	3,175	8,125	9,214
Interest expense	329	321	955	977
Loss (gain) on extinguishment of debt	(14)	346	76	756
Net (gain) loss on sale of divested businesses	(128)	3	(351)	10
Total benefits, losses and expenses	12,117	12,937	35,976	38,283
Income (loss) from continuing operations before income tax expense	737	(115)	3,381	6,213
Income tax expense	304	65	1,170	2,142
Income (loss) from continuing operations	433	(180)	2,211	4,071
Income (loss) from discontinued operations, net of income tax expense	3	(17)	(54)	-
Net income (loss)	436	(197)	2,157	4,071
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	(26)	34	(35)	34
Net income (loss) attributable to AIG	$462	$(231)	$2,192	$4,037

Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$0.43	$(0.17)	$2.02	$3.05
Income (loss) from discontinued operations	$-	$(0.01)	$(0.05)	$-
Net income (loss) attributable to AIG	$0.43	$(0.18)	$1.97	$3.05
Diluted:
Income (loss) from continuing operations	$0.42	$(0.17)	$1.97	$2.97
Income (loss) from discontinued operations	$-	$(0.01)	$(0.05)	$-
Net income (loss) attributable to AIG	$0.42	$(0.18)	$1.92	$2.97
Weighted average shares outstanding:
Basic	1,071,295,892	1,279,072,748	1,113,650,878	1,324,407,969
Diluted	1,102,400,770	1,279,072,748	1,142,700,207	1,357,108,784
Dividends declared per common share	$0.320	$0.280	$0.960	$0.530

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net income (loss)	$436	$(197)	$2,157	$4,071
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on
which other-than-temporary credit impairments were taken	217	(61)	(110)	(169)
Change in unrealized appreciation (depreciation) of all other investments	466	(857)	6,302	(3,309)
Change in foreign currency translation adjustments	111	(238)	332	(734)
Change in retirement plan liabilities adjustment	4	92	(4)	148
Other comprehensive income (loss)	798	(1,064)	6,520	(4,064)
Comprehensive income (loss)	1,234	(1,261)	8,677	7
Comprehensive income (loss) attributable to noncontrolling interests	(26)	33	(35)	30
Comprehensive income (loss) attributable to AIG	$1,260	$(1,294)	$8,712	$(23)

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED CONSOLIDATED Statements of Equity  (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Nine Months Ended September 30, 2016
Balance, beginning of year	$4,766	$(30,098)	$81,510	$30,943	$2,537	$89,658	$552	$90,210
Common stock issued under stock plans	-	86	(173)	-	-	(87)	-	(87)
Purchase of common stock	-	(8,506)	-	-	-	(8,506)	-	(8,506)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	2,192	-	2,192	(35)	2,157
Dividends	-	-	-	(1,051)	-	(1,051)	-	(1,051)
Other comprehensive income	-	-	-	-	6,520	6,520	-	6,520
Current and deferred income taxes	-	-	19	-	-	19	-	19
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	9	9
Contributions from noncontrolling interests	-	-	-	-	-	-	4	4
Distributions to noncontrolling interests	-	-	-	-	-	-	(31)	(31)
Other	-	-	(75)	(7)	-	(82)	3	(79)
Balance, end of period	$4,766	$(38,518)	$81,281	$32,077	$9,057	$88,663	$502	$89,165

Nine Months Ended September 30, 2015
Balance, beginning of year	$4,766	$(19,218)	$80,958	$29,775	$10,617	$106,898	$374	$107,272
Purchase of common stock	-	(7,663)	-	-	-	(7,663)	-	(7,663)
Net income attributable to AIG or
noncontrolling interests	-	-	-	4,037	-	4,037	34	4,071
Dividends	-	-	-	(687)	-	(687)	-	(687)
Other comprehensive loss	-	-	-	-	(4,060)	(4,060)	(4)	(4,064)
Deferred income taxes	-	-	(7)	-	-	(7)	-	(7)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	214	214
Contributions from noncontrolling interests	-	-	-	-	-	-	(2)	(2)
Distributions to noncontrolling interests	-	-	-	-	-	-	(5)	(5)
Other	-	-	484	(3)	-	481	9	490
Balance, end of period	$4,766	$(26,881)	$81,435	$33,122	$6,557	$98,999	$620	$99,619

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1 / Financial statements

American International Group, Inc.

CONDENSED Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended September 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$2,157	$4,071
(Income) loss from discontinued operations	54	-
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gains on sales of securities available for sale and other assets	(1,125)	(660)
Net (gain) loss on sale of divested businesses	(351)	10
Losses on extinguishment of debt	76	756
Unrealized (gains) losses in earnings - net	1,396	(550)
Equity in (income) loss from equity method investments, net of dividends or distributions	50	(684)
Depreciation and other amortization	2,814	3,502
Impairments of assets	872	886
Changes in operating assets and liabilities:
Insurance reserves	700	(1,618)
Premiums and other receivables and payables - net	347	(389)
Reinsurance assets and funds held under reinsurance treaties	(1,234)	1,396
Capitalization of deferred policy acquisition costs	(3,598)	(4,376)
Current and deferred income taxes - net	962	1,736
Other, net	(1,367)	(1,846)
Total adjustments	(458)	(1,837)
Net cash provided by operating activities	1,753	2,234
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale investments	22,077	20,846
Other securities	3,367	4,895
Other invested assets	5,255	7,015
Maturities of fixed maturity securities available for sale	18,210	18,427
Principal payments received on and sales of mortgage and other loans receivable	4,435	3,298
Purchases of:
Available for sale investments	(42,572)	(36,333)
Other securities	(557)	(1,622)
Other invested assets	(2,472)	(2,675)
Mortgage and other loans receivable	(7,784)	(6,845)
Net change in restricted cash	(49)	1,476
Net change in short-term investments	(855)	(1,028)
Other, net	1,270	(774)
Net cash provided by investing activities	325	6,680
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	13,584	12,216
Policyholder contract withdrawals	(9,986)	(10,801)
Issuance of long-term debt	11,430	6,449
Repayments of long-term debt	(7,683)	(8,343)
Purchase of common stock	(8,506)	(7,473)
Dividends paid	(1,051)	(687)
Other, net	915	(425)
Net cash used in financing activities	(1,297)	(9,064)
Effect of exchange rate changes on cash	88	(39)
Net increase (decrease) in cash	869	(189)
Cash at beginning of year	1,629	1,758
Cash at end of period	$2,498	$1,569

Supplementary Disclosure of Condensed Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$1,009	$1,112
Taxes	$208	$406
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,691	$2,801
Non-cash consideration received from sale of AerCap	$-	$500

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

Interim-period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2016 and prior to the issuance of these Condensed Consolidated Financial Statements.

Sales of Businesses

NSM

On August 31, 2016, we sold our controlling interest in NSM Insurance Group (NSM), a managing general agent to ABRY Partners, a private equity firm, for consideration of $201 million resulting in a pre-tax gain of approximately $105 million in the third quarter of 2016. We retained an equity interest in a newly formed joint venture and will continue to provide underwriting capacity to NSM, and we retained exclusive renewal rights for certain business written through NSM.

In addition, see Note 4 to the Condensed Consolidated Financial Statements for information regarding recent sales of businesses that are classified as held-for-sale.

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

Item 1 / NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Short Duration Insurance Contracts

In May 2015, the FASB issued an accounting standard that requires additional disclosures (including accident year information) for short-duration insurance contracts. New disclosures about the liability for unpaid losses and loss adjustment expenses will be required. The annual disclosures by accident year include: disaggregated net incurred and paid claims development tables segregated by business type (not required to exceed 10 years), reconciliation of total net reserves included in development tables to the reported liability for unpaid losses and loss adjustment expenses, incurred but not reported (IBNR) information, quantitative information and a qualitative description about claim frequency, and the average annual percentage payout of incurred claims. Further, the new standard requires, when applicable, disclosures about discounting liabilities for unpaid losses and loss adjustment expenses and significant changes and reasons for changes in methodologies and assumptions used to determine unpaid losses and loss adjustment expenses.

The standard is effective for annual reporting periods beginning after December 15, 2015 including interim reporting periods thereafter and must be applied retrospectively.  While early adoption is permitted, we plan to adopt the standard on its required effective date.  The standard requires additional disclosures only and the adoption of the standard will have no effect on our consolidated financial condition, results of operations or cash flows. In addition, the roll forward of the liability for unpaid losses and loss adjustment expenses currently disclosed in annual financial statements will be required for interim periods beginning in the first quarter of 2017.

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

Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows

In August 2016, the FASB issued an accounting standard that provides guidance on the classification in the Statement of Cash Flows for the following eight specific cash flow issues:  (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing;  (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle.

The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted including interim periods with adjustments reflected as of the beginning of the fiscal year that includes that interim period. Early adoption must include all amendments in the same period. We are assessing the impact of the standard on our consolidated cash flows.

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

Prior to the third quarter of 2016, we presented United Guaranty and Institutional Markets as operating segments of Commercial Insurance. Beginning in the third quarter of 2016, in order to align our financial reporting with the manner in which our chief operating decision makers review the businesses to assess performance and make decisions about resources to be allocated, United Guaranty and Institutional Markets are presented in the Corporate and Other category for all periods presented. As a result, Commercial Insurance operations now consist of our commercial property and casualty business.

As a result of the transaction agreement discussed in Note 4 to the Condensed Consolidated Financial Statements, the associated assets and liabilities of United Guaranty Corporation (UGC or United Guaranty) have been classified as held-for-sale at September 30, 2016.

Item 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In the second quarter of 2015, a United Guaranty subsidiary and certain of our property casualty companies entered into a 50 percent quota share arrangement whereby the United Guaranty subsidiary (1) ceded 50 percent of the risk relating to policies written in 2014 that were current as of January 1, 2015 and (2) ceded 50 percent of the risk relating to all policies written in 2015 and 2016, each in exchange for a 30 percent ceding commission and reimbursements of 50 percent of the losses and loss adjustment expenses incurred on covered policies. Beginning in the third quarter of 2016, the effects of these intercompany reinsurance arrangements are included in the results of Commercial Insurance and Corporate and Other for all periods presented. Previously, these arrangements were eliminated for purposes of segment reporting.

Prior periods have been revised to conform to the current period presentation for the above segment changes.

We evaluate performance based on revenues and pre tax operating income (loss).  Pre-tax operating income (loss) is derived by excluding certain items from net income (loss) attributable to AIG.  See the table below for the items excluded from pre-tax operating income (loss).

The following tables present our operations by reportable segment:

	2016		2015
		Pre-Tax		Pre-Tax
Three Months Ended September 30,	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance	$5,460	$729	$5,750	$592
Consumer Insurance
Retirement	2,084	1,108	2,203	635
Life	1,662	98	1,578	(40)
Personal Insurance	2,982	178	2,871	62
Total Consumer Insurance	6,728	1,384	6,652	657
Corporate and Other*	1,557	(522)	911	(396)
AIG consolidation and elimination	(149)	21	(134)	(5)
Total AIG consolidated operating revenues and pre-tax operating income	13,596	1,612	13,179	848
Reconciling items from Total revenues and Pre-tax operating income
(loss) to revenues and pre-tax income (loss):
Changes in fair values of securities used to hedge guaranteed
living benefits	17	17	4	4
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	(67)	-	(2)
Other income - net	-	3	-	-
Loss on extinguishment of debt	-	14	-	(346)
Net realized capital gains	(765)	(765)	(342)	(342)
Income (loss) from divested businesses	-	128	-	(3)
Non-operating litigation reserves and settlements	1	5	-	30
Reserve development related to non-operating run-off insurance business	-	-	-	(30)
Restructuring and other costs	-	(210)	-	(274)
Other	5	-	(19)	-
Revenues and pre-tax income (loss)	$12,854	$737	$12,822	$(115)

Item 1 / NOTE 3. SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	2016		2015
		Pre-Tax		Pre-Tax
Nine Months Ended September 30,	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance	$16,376	$2,306	$17,993	$2,990
Consumer Insurance
Retirement	6,407	2,310	7,056	2,239
Life	4,949	387	4,823	280
Personal Insurance	8,718	579	8,602	106
Total Consumer Insurance	20,074	3,276	20,481	2,625
Corporate and Other*	3,959	(1,411)	5,338	697
AIG consolidation and elimination	(507)	15	(408)	(69)
Total AIG consolidated operating revenues and pre-tax operating income	39,902	4,186	43,404	6,243
Reconciling items from Total revenues and Pre-tax operating income
(loss) to revenues and pre-tax income (loss):
Changes in fair values of securities used to hedge guaranteed
living benefits	270	270	(39)	(39)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	(91)	-	(84)
Other income - net	-	15	-	-
Loss on extinguishment of debt	-	(76)	-	(756)
Net realized capital gains (losses)	(829)	(829)	1,125	1,125
Income (loss) from divested businesses	-	351	(48)	(58)
Non-operating litigation reserves and settlements	42	43	91	86
Reserve development related to non-operating run-off insurance business	-	-	-	(30)
Restructuring and other costs	-	(488)	-	(274)
Other	(28)	-	(37)	-
Revenues and pre-tax income	$39,357	$3,381	$44,496	$6,213

*    Corporate and Other includes income from assets held by AIG Parent and other corporate subsidiaries and results from United Guaranty and Institutional Markets.

4. HELD-FOR-SALE CLASSIFICATION

Held-For-Sale Classification

We report a business as held-for-sale when management has approved the sale or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized.

Assets and liabilities related to the businesses classified as held for sale are separately reported in our Condensed Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale.

Item 1 / NOTE 4. HELD-FOR-SALE CLASSIFICATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At September 30, 2016, held-for-sale assets and liabilities comprise the following:

United Guaranty

On August 15, 2016, we entered into a definitive agreement to sell our 100 percent interest in UGC and certain related affiliates to Arch Capital Group Ltd. (Arch) for total consideration of $3.4 billion, consisting of $2.2 billion of cash, up to $250 million of newly issued Arch perpetual preferred stock, with terms similar to Arch’s outstanding Series C preferred stock, and approximately $975 million of newly issued Arch convertible non-voting common-equivalent preferred stock.

The closing of the transaction is subject to certain conditions, including obtaining the requisite regulatory approvals or non-disapprovals and other customary closing conditions.

In lieu of receiving the perpetual preferred stock, we have elected to receive $250 million in pre-closing dividends from UGC. Total consideration for the transaction is expected to be $3.4 billion. In the second quarter of 2015, a United Guaranty subsidiary and certain of our property casualty companies entered into a 50 percent quota share arrangement whereby  the United Guaranty subsidiary (1) ceded 50 percent of the risk relating to policies written in 2014 that were current as of January 1, 2015 and (2) ceded 50 percent of the risk relating to all policies written in 2015 and 2016, each in exchange for a 30 percent ceding commission and reimbursements of 50 percent of the losses and loss adjustment expenses incurred on covered policies. Beginning in the third quarter of 2016, the effects of these intercompany reinsurance arrangements are included in the results of Commercial Insurance and Corporate and Other for all periods presented. Previously, these arrangements were eliminated for purposes of segment reporting.

Ascot

On September 16, 2016, we entered into an agreement to sell our interest in Ascot Underwriting Holdings Ltd. (AUHL) and related syndicate-funding subsidiary Ascot Corporate Name Ltd. (ACNL) (together Ascot) to Canada Pension Plan Investment Board (CPPIB).  Total consideration for the transaction is $1.1 billion inclusive of CPPIB’s recapitalization of Syndicate 1414 Funds at Lloyd’s (FAL) capital requirements. We expect to receive approximately $240 million in net cash proceeds from the transaction after the FAL recapitalization and release of the AIG-guaranteed letter of credit currently supporting the syndicate’s FAL. Such proceeds reflect AIG’s 20 percent stake in AUHL and ownership of ACNL.

Consummation of the transaction is subject to customary closing conditions, including regulatory and other approvals.

Real Estate Investments

Certain real estate investments, including consolidated investment vehicles, met the criteria to be reported as held for sale and are included in the table below.

Item 1 / NOTE 4. HELD-FOR-SALE CLASSIFICATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the components of assets and liabilities held-for-sale on the Condensed Consolidated Balance Sheets at September 30, 2016:

September 30,
(in millions)	2016
Assets:
Fixed maturity securities	$4,233
Mortgage and other loans receivable, net	1
Other invested assets	1,006
Short-term investments	212
Cash	80
Premiums and other receivables, net of allowance	357
Deferred policy acquisition costs	179
Other assets	593
Total assets held for sale	$6,661
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$1,074
Unearned premiums	1,164
Long-term debt	1,160
Other liabilities	511
Total liabilities held for sale	$3,909

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

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2016				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$1	$2,222	$-	$-	$-	$2,223
Obligations of states, municipalities and political subdivisions	-	24,287	2,291	-	-	26,578
Non-U.S. governments	179	20,508	19	-	-	20,706
Corporate debt	-	140,187	1,017	-	-	141,204
RMBS	-	20,606	17,209	-	-	37,815
CMBS	-	12,808	2,265	-	-	15,073
CDO/ABS	-	9,305	7,745	-	-	17,050
Total bonds available for sale	180	229,923	30,546	-	-	260,649
Other bond securities:
U.S. government and government sponsored entities	140	3,207	-	-	-	3,347
Obligations of states, municipalities and political subdivisions	-	-	-	-	-	-
Non-U.S. governments	-	54	-	-	-	54
Corporate debt	-	1,955	19	-	-	1,974
RMBS	-	451	1,396	-	-	1,847
CMBS	-	451	159	-	-	610
CDO/ABS	-	959	5,981	-	-	6,940
Total other bond securities	140	7,077	7,555	-	-	14,772
Equity securities available for sale:
Common stock	1,230	2	-	-	-	1,232
Preferred stock	18	-	-	-	-	18
Mutual funds	291	3	-	-	-	294
Total equity securities available for sale	1,539	5	-	-	-	1,544
Other equity securities	498	-	-	-	-	498
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets(a)	-	1	256	-	-	257
Derivative assets:
Interest rate contracts	-	4,289	-	-	-	4,289
Foreign exchange contracts	-	1,144	1	-	-	1,145
Equity contracts	118	150	54	-	-	322
Credit contracts	-	-	2	-	-	2
Other contracts	-	-	22	-	-	22
Counterparty netting and cash collateral	-	-	-	(2,289)	(1,358)	(3,647)
Total derivative assets	118	5,583	79	(2,289)	(1,358)	2,133
Short-term investments	1,936	788	-	-	-	2,724
Separate account assets	77,016	5,610	-	-	-	82,626
Total	$81,427	$248,987	$38,447	$(2,289)	$(1,358)	$365,214

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Liabilities:
Policyholder contract deposits	$-	$27	$4,022	$-	$-	$4,049
Other policyholder funds	6	-	-	-	-	6
Derivative liabilities:
Interest rate contracts	-	3,667	52	-	-	3,719
Foreign exchange contracts	-	1,400	10	-	-	1,410
Equity contracts	-	2	-	-	-	2
Credit contracts	-	-	347	-	-	347
Other contracts	-	-	112	-	-	112
Counterparty netting and cash collateral	-	-	-	(2,289)	(482)	(2,771)
Total derivative liabilities	-	5,069	521	(2,289)	(482)	2,819
Long-term debt	-	3,594	70	-	-	3,664
Other liabilities	75	-	-	-	-	75
Total	$81	$8,690	$4,613	$(2,289)	$(482)	$10,613
December 31, 2015				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$-	$1,844	$-	$-	$-	$1,844
Obligations of states, municipalities and political subdivisions	-	25,199	2,124	-	-	27,323
Non-U.S. governments	683	17,480	32	-	-	18,195
Corporate debt	-	134,618	1,370	-	-	135,988
RMBS	-	19,690	16,537	-	-	36,227
CMBS	-	10,986	2,585	-	-	13,571
CDO/ABS	-	8,928	6,169	-	-	15,097
Total bonds available for sale	683	218,745	28,817	-	-	248,245
Other bond securities:
U.S. government and government sponsored entities	-	3,369	-	-	-	3,369
Obligations of states, municipalities and political subdivisions	-	75	-	-	-	75
Non-U.S. governments	-	50	-	-	-	50
Corporate debt	-	2,018	17	-	-	2,035
RMBS	-	649	1,581	-	-	2,230
CMBS	-	557	193	-	-	750
CDO/ABS	-	1,218	7,055	-	-	8,273
Total other bond securities	-	7,936	8,846	-	-	16,782
Equity securities available for sale:
Common stock	2,401	-	-	-	-	2,401
Preferred stock	22	-	-	-	-	22
Mutual funds	491	1	-	-	-	492
Total equity securities available for sale	2,914	1	-	-	-	2,915
Other equity securities	906	1	14	-	-	921
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets(a)	2	1	332	-	-	335

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivative assets:
Interest rate contracts	-	3,150	12	-	-	3,162
Foreign exchange contracts	-	766	-	-	-	766
Equity contracts	91	32	54	-	-	177
Credit contracts	-	-	3	-	-	3
Other contracts	-	2	21	-	-	23
Counterparty netting and cash collateral	-	-	-	(1,268)	(1,554)	(2,822)
Total derivative assets	91	3,950	90	(1,268)	(1,554)	1,309
Short-term investments	1,416	1,175	-	-	-	2,591
Separate account assets	73,699	5,875	-	-	-	79,574
Total	$79,711	$237,684	$38,110	$(1,268)	$(1,554)	$352,683
Liabilities:
Policyholder contract deposits	$-	$36	$2,289	$-	$-	$2,325
Other policyholder funds	6	-	-	-	-	6
Derivative liabilities:
Interest rate contracts	-	2,137	62	-	-	2,199
Foreign exchange contracts	-	1,197	7	-	-	1,204
Equity contracts	-	68	-	-	-	68
Credit contracts	-	-	508	-	-	508
Other contracts	-	-	69	-	-	69
Counterparty netting and cash collateral	-	-	-	(1,268)	(760)	(2,028)
Total derivative liabilities	-	3,402	646	(1,268)	(760)	2,020
Long-term debt	-	3,487	183	-	-	3,670
Other liabilities	-	62	-	-	-	62
Total	$6	$6,987	$3,118	$(1,268)	$(760)	$8,083

(a)  Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $6.8 billion and $8.6 billion as of September 30, 2016 and December 31,  2015, respectively.

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

During the three- and nine-month periods ended September 30, 2016, we transferred $635 million and $946 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the three- and nine-month periods ended September 30, 2016, we transferred $18 million and $34 million, respectively, of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three- and nine-month periods ended September 30, 2016.

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

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and nine-month periods ended September 30, 2016 and 2015 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2016 and 2015:

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,			Reclassified		(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	to Assets	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	Held	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale	of Period	at End of Period
Three Months Ended September 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,313	$1	$(5)	$58	$2	$(78)	$-	$2,291	$-
Non-U.S. governments	28	(3)	(9)	3	-	-	-	19	-
Corporate debt	836	(4)	7	(6)	267	(82)	(1)	1,017	-
RMBS	16,779	255	304	(165)	36	-	-	17,209	-
CMBS	2,295	12	(5)	(1)	2	(32)	(6)	2,265	-
CDO/ABS	7,075	7	16	728	-	-	(81)	7,745	-
Total bonds available for sale	29,326	268	308	617	307	(192)	(88)	30,546	-
Other bond securities:
Corporate debt	18	1	-	-	-	-	-	19	-
RMBS	1,486	30	-	(120)	-	-	-	1,396	12
CMBS	168	6	-	(15)	-	-	-	159	4
CDO/ABS	6,312	175	-	(506)	-	-	-	5,981	-
Total other bond securities	7,984	212	-	(641)	-	-	-	7,555	16
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-	-
Other equity securities	14	-	-	(14)	-	-	-	-	-
Mortgage and other loans receivable	11	-	-	-	-	-	-	11	-
Other invested assets	241	(4)	1	18	-	-	-	256	-
Total	$37,576	$476	$309	$(20)	$307	$(192)	$(88)	$38,368	$16

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,			Reclassified		(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	to Liabilities	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	Held	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,990	$65	$-	$(33)	$-	$-	$-	$4,022	$1
Derivative liabilities, net:
Interest rate contracts	46	(3)	-	9	-	-	-	52	4
Foreign exchange contracts	9	1	-	(1)	-	-	-	9	(1)
Equity contracts	(52)	(5)	-	3	-	-	-	(54)	5
Commodity contracts	-	-	-	-	-	-	-	-	-
Credit contracts	373	(36)	-	7	-	1	-	345	28
Other contracts	102	(16)	-	4	-	-	-	90	33
Total derivative liabilities, net(a)	478	(59)	-	22	-	1	-	442	69
Long-term debt(b)	67	3	-	-	-	-	-	70	(3)
Total	$4,535	$9	$-	$(11)	$-	$1	$-	$4,534	$67

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,			Reclassified		(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	to Assets	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	Held	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale	of Period	at End of Period
Nine Months Ended September 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,124	$3	$189	$51	$2	$(78)	$-	$2,291	$-
Non-U.S. governments	32	(3)	(11)	5	-	(4)	-	19	-
Corporate debt	1,370	(1)	(10)	(42)	581	(880)	(1)	1,017	-
RMBS	16,537	734	(55)	(337)	330	-	-	17,209	-
CMBS	2,585	70	(83)	(169)	2	(134)	(6)	2,265	-
CDO/ABS	6,169	27	59	1,548	23	-	(81)	7,745	-
Total bonds available for sale	28,817	830	89	1,056	938	(1,096)	(88)	30,546	-
Other bond securities:
Corporate debt	17	3	-	(1)	-	-	-	19	3
RMBS	1,581	7	-	(174)	-	(18)	-	1,396	(48)
CMBS	193	4	-	(38)	-	-	-	159	14
CDO/ABS	7,055	151	-	(1,225)	65	(65)	-	5,981	(378)
Total other bond securities	8,846	165	-	(1,438)	65	(83)	-	7,555	(409)
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-	-
Other equity securities	14	-	-	(14)	-	-	-	-	-
Mortgage and other loans receivable	11	-	-	-	-	-	-	11	-
Other invested assets	332	(5)	2	(19)	-	(54)	-	256	(2)
Total	$38,020	$990	$91	$(415)	$1,003	$(1,233)	$(88)	$38,368	$(411)

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,			Reclassified		(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	to Liabilities	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	Held	End	Instruments Held
(in millions)	of Period(a)	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$2,289	$1,508	$-	$225	$-	$-	$-	$4,022	$38
Derivative liabilities, net:
Interest rate contracts	50	4	-	(2)	-	-	-	52	(5)
Foreign exchange contracts	7	3	-	(1)	-	-	-	9	(2)
Equity contracts	(54)	(5)	-	5	-	-	-	(54)	5
Commodity contracts	-	-	-	-	-	-	-	-	-
Credit contracts	505	(70)	-	(91)	-	1	-	345	56
Other contracts	48	14	-	28	-	-	-	90	3
Total derivative liabilities, net(a)	556	(54)	-	(61)	-	1	-	442	57
Long-term debt(b)	183	3	-	(3)	-	(113)	-	70	-
Total	$3,028	$1,457	$-	$161	$-	$(112)	$-	$4,534	$95

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended September 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,180	$(1)	$(15)	$16	$-	$(40)	$2,140	$-
Non-U.S. governments	33	-	(1)	(1)	-	-	31	-
Corporate debt	2,118	5	2	(63)	987	(573)	2,476	-
RMBS	17,097	265	(151)	(352)	-	-	16,859	-
CMBS	2,677	17	(15)	50	-	-	2,729	-
CDO/ABS	6,071	8	57	(21)	6	(13)	6,108	-
Total bonds available for sale	30,176	294	(123)	(371)	993	(626)	30,343	-
Other bond securities:
Corporate debt	16	-	-	-	-	-	16	-
RMBS	1,337	(4)	-	169	-	(1)	1,501	(3)
CMBS	223	(1)	-	(8)	5	-	219	(1)
CDO/ABS	7,426	85	-	(415)	51	-	7,147	23
Total other bond securities	9,002	80	-	(254)	56	(1)	8,883	19
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-
Other equity securities	22	-	-	-	-	-	22	-
Mortgage and other loans receivable	6	-	-	5	-	-	11	-
Other invested assets	437	(15)	(21)	(18)	-	-	383	-
Total	$39,643	$359	$(144)	$(638)	$1,049	$(627)	$39,642	$19

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$1,232	$871	$-	$146	$-	$-	$2,249	$32
Derivative liabilities, net:
Interest rate contracts	62	3	-	(7)	-	-	58	(4)
Foreign exchange contracts	7	1	-	(1)	-	-	7	(2)
Equity contracts	(63)	21	-	3	-	-	(39)	(21)
Credit contracts	551	(11)	-	(12)	-	-	528	23
Other contracts	16	12	-	23	-	-	51	(13)
Total derivatives liabilities, net(a)	573	26	-	6	-	-	605	(17)
Long-term debt(b)	193	(3)	-	-	-	-	190	-
Total	$1,998	$894	$-	$152	$-	$-	$3,044	$15

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Nine Months Ended September 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions(c)	$2,159	$-	$(94)	$174	$-	$(99)	$2,140	$-
Non-U.S. governments	30	-	(2)	3	-	-	31	-
Corporate debt	1,883	19	(31)	(209)	1,443	(629)	2,476	-
RMBS	16,805	804	(322)	(428)	-	-	16,859	-
CMBS	2,696	63	(45)	97	-	(82)	2,729	-
CDO/ABS	6,110	138	(110)	98	6	(134)	6,108	-
Total bonds available for sale	29,683	1,024	(604)	(265)	1,449	(944)	30,343	-
Other bond securities:
Corporate debt	-	-	-	-	16	-	16	-
RMBS	1,105	22	-	389	44	(59)	1,501	(21)
CMBS	369	7	-	(162)	5	-	219	(3)
CDO/ABS	7,449	482	-	(1,341)	632	(75)	7,147	(55)
Total other bond securities	8,923	511	-	(1,114)	697	(134)	8,883	(79)
Equity securities available for sale:
Common stock	1	2	-	(3)	-	-	-	-
Total equity securities available for sale	1	2	-	(3)	-	-	-	-
Other equity securities	-	-	-	-	22	-	22	(2)
Mortgage and other loans receivable	6	-	-	5	-	-	11	-
Other invested assets	1,042	457	(509)	(607)	-	-	383	-
Total	$39,655	$1,994	$(1,113)	$(1,984)	$2,168	$(1,078)	$39,642	$(81)

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$1,509	$410	$-	$330	$-	$-	$2,249	$72
Derivative liabilities, net:
Interest rate contracts	74	3	-	(19)	-	-	58	(4)
Foreign exchange contracts	8	(2)	-	1	-	-	7	1
Equity contracts	(47)	15	-	(7)	-	-	(39)	(19)
Credit contracts	978	(171)	-	(279)	-	-	528	73
Other contracts	59	(61)	-	53	-	-	51	53
Total derivatives liabilities, net(a)	1,072	(216)	-	(251)	-	-	605	104
Long-term debt(b)	213	(5)	-	(18)	-	-	190	13
Total	$2,794	$189	$-	$61	$-	$-	$3,044	$189

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

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended September 30, 2016
Bonds available for sale	$294	$(27)	$1	$268
Other bond securities	37	13	162	212
Other invested assets	5	(3)	(6)	(4)
Nine Months Ended September 30, 2016
Bonds available for sale	$883	$(56)	$3	$830
Other bond securities	29	45	91	165
Other invested assets	2	29	(36)	(5)
Three Months Ended September 30, 2015
Bonds available for sale	$304	$(15)	$5	$294
Other bond securities	7	-	73	80
Equity securities available for sale	-	-	-	-
Other invested assets	(8)	(11)	4	(15)
Nine Months Ended September 30, 2015
Bonds available for sale	$926	$(14)	$112	$1,024
Other bond securities	48	3	460	511
Equity securities available for sale	-	2	-	2
Other invested assets	(10)	408	59	457

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended September 30, 2016
Policyholder contract deposits	$-	$65	$-	$65
Derivative liabilities, net	-	(5)	(54)	(59)
Long-term debt	-	-	3	3
Nine Months Ended September 30, 2016
Policyholder contract deposits	$-	$1,508	$-	$1,508
Derivative liabilities, net	-	(1)	(53)	(54)
Long-term debt	-	-	3	3
Three Months Ended September 30, 2015
Policyholder contract deposits	$-	$871	$-	$871
Derivative liabilities, net	-	17	9	26
Long-term debt	-	-	(3)	(3)
Nine Months Ended September 30, 2015
Policyholder contract deposits	$-	$410	$-	$410
Derivative liabilities, net	-	12	(228)	(216)
Long-term debt	-	-	(5)	(5)

The following table presents the gross components of purchases, sales, issues and settlements, net, shown above, for the three- and nine-month periods ended September 30, 2016 and 2015 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Three Months Ended September 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$98	$-	$(40)	$58
Non-U.S. governments	7	-	(4)	3
Corporate debt	-	-	(6)	(6)
RMBS	754	(23)	(896)	(165)
CMBS	50	(24)	(27)	(1)
CDO/ABS	902	(22)	(152)	728
Total bonds available for sale	1,811	(69)	(1,125)	617
Other bond securities:
RMBS	12	(74)	(58)	(120)
CMBS	-	(14)	(1)	(15)
CDO/ABS	-	(340)	(166)	(506)
Total other bond securities	12	(428)	(225)	(641)
Other equity securities	-	-	(14)	(14)
Other invested assets	21	-	(3)	18
Total assets	$1,844	$(497)	$(1,367)	$(20)
Liabilities:
Policyholder contract deposits	$-	$95	$(128)	$(33)
Derivative liabilities, net	(2)	-	24	22
Long-term debt(b)	-	-	-	-
Total liabilities	$(2)	$95	$(104)	$(11)

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended September 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$35	$-	$(19)	$16
Non-U.S. governments	3	(1)	(3)	(1)
Corporate debt	32	-	(95)	(63)
RMBS	449	(29)	(772)	(352)
CMBS	50	-	-	50
CDO/ABS	160	(9)	(172)	(21)
Total bonds available for sale	729	(39)	(1,061)	(371)
Other bond securities:
RMBS	218	(6)	(43)	169
CMBS	-	-	(8)	(8)
CDO/ABS	10	(5)	(420)	(415)
Total other bond securities	228	(11)	(471)	(254)
Equity securities available for sale	-	-	-	-
Mortgage and other loans receivable	5	-	-	5
Other invested assets	(8)	-	(10)	(18)
Total assets	$954	$(50)	$(1,542)	$(638)
Liabilities:
Policyholder contract deposits	$-	$122	$24	$146
Derivative liabilities, net	(1)	-	7	6
Long-term debt(b)	-	-	-	-
Total liabilities	$(1)	$122	$31	$152
				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Nine Months Ended September 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$144	$(7)	$(86)	$51
Non-U.S. governments	10	-	(5)	5
Corporate debt	29	(25)	(46)	(42)
RMBS	2,297	(81)	(2,553)	(337)
CMBS	156	(82)	(243)	(169)
CDO/ABS	2,053	(33)	(472)	1,548
Total bonds available for sale	4,689	(228)	(3,405)	1,056
Other bond securities:
Corporate debt	-	-	(1)	(1)
RMBS	101	(100)	(175)	(174)
CMBS	53	(85)	(6)	(38)
CDO/ABS	69	(376)	(918)	(1,225)
Total other bond securities	223	(561)	(1,100)	(1,438)

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Equity securities available for sale	-	-	-	-
Other equity securities	14	-	(28)	(14)
Other invested assets	39	(2)	(56)	(19)
Total assets	$4,965	$(791)	$(4,589)	$(415)
Liabilities:
Policyholder contract deposits	$-	$365	$(140)	$225
Derivative liabilities, net	(5)	-	(56)	(61)
Long-term debt(b)	-	-	(3)	(3)
Total liabilities	$(5)	$365	$(199)	$161
Nine Months Ended September 30, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions(c)	$258	$(22)	$(62)	$174
Non-U.S. governments	11	(1)	(7)	3
Corporate debt	220	(60)	(369)	(209)
RMBS	1,856	(194)	(2,090)	(428)
CMBS	192	(27)	(68)	97
CDO/ABS	1,021	(210)	(713)	98
Total bonds available for sale	3,558	(514)	(3,309)	(265)
Other bond securities:
RMBS	527	(16)	(122)	389
CMBS	-	(79)	(83)	(162)
CDO/ABS	236	(376)	(1,201)	(1,341)
Total other bond securities	763	(471)	(1,406)	(1,114)
Equity securities available for sale	-	(2)	(1)	(3)
Mortgage and other loans receivable	5	-	-	5
Other invested assets	19	(587)	(39)	(607)
Total assets	$4,345	$(1,574)	$(4,755)	$(1,984)
Liabilities:
Policyholder contract deposits	$-	$307	$23	$330
Derivative liabilities, net	(18)	-	(233)	(251)
Long-term debt(b)	-	-	(18)	(18)
Total liabilities	$(18)	$307	$(228)	$61

(a)  There were no issuances during the three- and nine-month periods ended September 30, 2016 and 2015, respectively.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2016 and 2015 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excluded $11 million of net losses related to assets and liabilities transferred into Level 3 during the nine-month period ended September 30, 2016, and included $3 million and $54 million of net losses related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2016, respectively.

The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excluded $17 million and $35 million of net gains related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2015, respectively, and included $3 million and $6 million of net gains related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2015, respectively.

Transfers of Level 3 Assets

During the three- and nine-month periods ended September 30, 2016 and 2015, transfers into Level 3 assets primarily included certain investments in private placement corporate debt and RMBS. Also, in the nine-month periods ended September 30, 2016 and 2015, transfers into Level 3 assets included certain investments in CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.  The transfers of investments in RMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

During the three- and nine-month periods ended September 30, 2016 and 2015, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, and certain investments in municipal securities. Also, in the nine-month periods ended September 30, 2016 and 2015, transfers out of Level 3 assets included certain investments in CDO/ABS and RMBS. Transfers of certain investments municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments.  Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and nine-month periods ended September 30, 2016 and 2015.

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
Assets:

Obligations of states, municipalities
and political subdivisions
	$1,460	Discounted cash flow	Yield	3.46% - 4.29% (3.87%)

Corporate debt	625	Discounted cash flow	Yield	2.90% - 8.34% (5.62%)

RMBS(a)	17,369	Discounted cash flow	Constant prepayment rate	1.37% - 8.78% (5.07%)
			Loss severity	49.30% - 80.09% (64.69%)
			Constant default rate	3.51% - 8.83% (6.17%)
			Yield	2.79% - 5.53% (4.16%)

CDO/ABS(a)	4,049	Discounted cash flow	Yield	3.00% - 5.34% (4.17%)

CMBS	1,939	Discounted cash flow	Yield	0.00% - 13.78% (6.20%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB and GMAB	2,793	Discounted cash flow	Equity volatility	12.00% - 12.00%
			Base lapse rate	0.50% - 20.00%
			Dynamic lapse rate	30.00% - 170.00%
			Mortality multiplier(c)	42.00% - 161.00%
			Utilization rate	100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	907	Discounted cash flow	Lapse rate	1.00% - 66.00%
			Mortality multiplier(c)	101.00% - 103.00%

Indexed Life	352	Discounted cash flow	Base lapse rate	2.00% to 19.00%
			Mortality rate	0.00% to 40.00%

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2015	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,217	Discounted cash flow	Yield	4.32% - 5.10% (4.71%)

Corporate debt	642	Discounted cash flow	Yield	5.63% - 12.45% (9.04%)

RMBS(a)	17,280	Discounted cash flow	Constant prepayment rate	0.99% - 8.95% (4.97%)
			Loss severity	47.21% - 79.50% (63.35%)
			Constant default rate	3.49% - 9.04% (6.26%)
			Yield	3.13% - 6.14% (4.63%)

CDO/ABS(a)	3,338	Discounted cash flow	Yield	3.41% - 4.98% (4.19%)

CMBS	2,388	Discounted cash flow	Yield	0.00% - 17.65% (6.62%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB and GMAB	1,234	Discounted cash flow	Equity volatility	15.00% - 50.00%
			Base lapse rate	1.00% - 17.00%
			Dynamic lapse rate	0.20% - 25.50%
			Mortality multiplier(d)	80.00% - 104.27%
			Utilization rate	0.00% - 70.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	715	Discounted cash flow	Lapse rate	0.75% - 66.00%
			Mortality multiplier(d)	50.00% - 75.00%

Indexed Life	332	Discounted cash flow	Base lapse rate	2.00% to 19.00%
			Mortality rate	0.00% to 40.00%

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

(c)  Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table for Guaranteed Minimum Withdrawal Benefits (GMWB) and Guaranteed Minimum Accumulation Benefits (GMAB).

(d)  Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table for GMWB and GMAB, and the 1975-1980 Modified Basic Table for index annuities.

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

		September 30, 2016		December 31, 2015
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,486	$595	$1,774	$436

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	267	190	306	213

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	92	32	107	41

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	124	44	146	41

Other	Includes multi-strategy, mezzanine and other strategies	310	235	298	239
Total private equity funds		2,279	1,096	2,631	970
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	652	-	1,194	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	2,264	24	2,978	25

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	579	-	555	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	620	7	699	8

Emerging markets	Investments in the financial markets of developing countries	307	-	353	-

Other	Includes multi-strategy, relative value and other strategies	134	-	167	-
Total hedge funds		4,556	31	5,946	33
Total		$6,835	$1,127	$8,577	$1,003

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10‑year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one- or two‑year increments. At September 30, 2016, assuming average original expected lives of 10 years for the funds, 75 percent of the total fair value using NAV per share (or its equivalent) presented above would have expected remaining lives of three years or less, 11 percent between four and six years and 14 percent between seven and 10 years.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The hedge fund investments included above, which are carried at fair value, are generally redeemable monthly (14 percent), quarterly (40 percent), semi‑annually (12 percent) and annually (34 percent), with redemption notices ranging from one day to 180 days. At September 30, 2016, investments representing approximately 73 percent of the total fair value of these hedge fund investments had partial contractual redemption restrictions. These partial redemption restrictions are generally related to one or more investments held in the hedge funds that the fund manager deemed to be illiquid.  The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre‑defined end dates.  The majority of these restrictions are generally expected to be lifted by the end of 2017.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,

(in millions)	2016	2015	2016	2015
Assets:
Bond and equity securities	$331	$(106)	$629	$495
Alternative Investments(a)	154	(115)	(60)	148
Other, including Short-term investments	-	-	-	2
Liabilities:
Long-term debt(b)	8	(144)	(239)	(89)
Other liabilities	-	-	-	(3)
Total gain (loss)	$493	$(365)	$330	$553

(a) Includes certain hedge funds, private equity funds and other investment partnerships.

(b) Includes GIAs, notes, bonds and mortgages payable.

We recognized gains of $6 million and $14 million during the three- and nine-month periods ended September 30, 2016, respectively, and losses of $18 million and $7 million during the three- and nine-month periods ended September 30, 2015, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	September 30, 2016			December 31, 2015
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$11	$8	$3	$11	$9	$2
Liabilities:
Long-term debt*	$3,664	$2,595	$1,069	$3,670	$2,675	$995

*    Includes GIAs, notes, bonds, loans and mortgages payable.

Item 1 / NOTE 5. FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value Measurements on a Non-Recurring Basis

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2016	2015	2016	2015
September 30, 2016
Other investments	$-	$-	$194	$194	$27	$22	$58	$74
Investments in life settlements	-	-	665	665	80	58	329	200
Other assets	-	-	2	2	2	5	11	12
Total	$-	$-	$861	$861	$109	$85	$398	$286
December 31, 2015
Other investments	$-	$-	$1,117	$1,117
Investments in life settlements	-	-	828	828
Other assets	-	-	129	129
Total	$-	$-	$2,074	$2,074

Fair Value Information About Financial Instruments Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
September 30, 2016
Assets:
Mortgage and other loans receivable	$-	$172	$33,950	$34,122	$32,402
Other invested assets	-	629	2,875	3,504	4,211
Short-term investments	-	8,021	-	8,021	8,021
Cash	2,498	-	-	2,498	2,498
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	394	129,460	129,854	112,380
Other liabilities	-	4,214	-	4,214	4,214
Long-term debt	-	26,133	3,868	30,001	28,613
December 31, 2015
Assets:
Mortgage and other loans receivable	$-	$198	$30,147	$30,345	$29,554
Other invested assets	-	563	2,880	3,443	4,169
Short-term investments	-	7,541	-	7,541	7,541
Cash	1,629	-	-	1,629	1,629
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	309	117,537	117,846	108,788
Other liabilities	-	2,852	-	2,852	2,852
Long-term debt	-	21,686	4,528	26,214	25,579

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. INVESTMENTS

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
September 30, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$1,974	$249	$-	$2,223	$-
Obligations of states, municipalities and political subdivisions	24,468	2,139	(29)	26,578	-
Non-U.S. governments	18,515	2,297	(106)	20,706	-
Corporate debt	130,290	11,709	(795)	141,204	(23)
Mortgage-backed, asset-backed and collateralized:
RMBS	35,178	2,963	(326)	37,815	1,204
CMBS	14,244	869	(40)	15,073	54
CDO/ABS	16,746	411	(107)	17,050	39
Total mortgage-backed, asset-backed and collateralized	66,168	4,243	(473)	69,938	1,297
Total bonds available for sale(b)	241,415	20,637	(1,403)	260,649	1,274
Equity securities available for sale:
Common stock	894	356	(18)	1,232	-
Preferred stock	14	4	-	18	-
Mutual funds	259	36	(1)	294	-
Total equity securities available for sale	1,167	396	(19)	1,544	-
Total	$242,582	$21,033	$(1,422)	$262,193	$1,274
December 31, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$1,698	$155	$(9)	$1,844	$-
Obligations of states, municipalities and political subdivisions	26,003	1,424	(104)	27,323	19
Non-U.S. governments	17,752	805	(362)	18,195	-
Corporate debt	133,513	6,462	(3,987)	135,988	(87)
Mortgage-backed, asset-backed and collateralized:
RMBS	33,878	2,760	(411)	36,227	1,326
CMBS	13,139	561	(129)	13,571	185
CDO/ABS	14,985	360	(248)	15,097	39
Total mortgage-backed, asset-backed and collateralized	62,002	3,681	(788)	64,895	1,550
Total bonds available for sale(b)	240,968	12,527	(5,250)	248,245	1,482
Equity securities available for sale:
Common stock	913	1,504	(16)	2,401	-
Preferred stock	19	3	-	22	-
Mutual funds	447	53	(8)	492	-
Total equity securities available for sale	1,379	1,560	(24)	2,915	-
Total	$242,347	$14,087	$(5,274)	$251,160	$1,482

(a) Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(b) At September 30, 2016 and December 31, 2015, bonds available for sale held by us that were below investment grade or not rated totaled $35.6 billion and $34.9 billion, respectively.

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
September 30, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$18	$-	$-	$-	$18	$-
Obligations of states, municipalities and political
subdivisions	967	9	245	20	1,212	29
Non-U.S. governments	984	34	581	72	1,565	106
Corporate debt	6,730	214	6,346	581	13,076	795
RMBS	3,962	70	4,341	256	8,303	326
CMBS	1,044	25	368	15	1,412	40
CDO/ABS	2,906	44	2,571	63	5,477	107
Total bonds available for sale	16,611	396	14,452	1,007	31,063	1,403
Equity securities available for sale:
Common stock	235	18	-	-	235	18
Mutual funds	5	1	-	-	5	1
Total equity securities available for sale	240	19	-	-	240	19
Total	$16,851	$415	$14,452	$1,007	$31,303	$1,422
December 31, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$483	$9	$1	$-	$484	$9
Obligations of states, municipalities and political
subdivisions	2,382	87	268	17	2,650	104
Non-U.S. governments	4,327	203	832	159	5,159	362
Corporate debt	41,317	2,514	5,428	1,473	46,745	3,987
RMBS	7,215	133	4,318	278	11,533	411
CMBS	4,138	108	573	21	4,711	129
CDO/ABS	7,064	104	2,175	144	9,239	248
Total bonds available for sale	66,926	3,158	13,595	2,092	80,521	5,250
Equity securities available for sale:
Common stock	91	16	-	-	91	16
Mutual funds	200	8	-	-	200	8
Total equity securities available for sale	291	24	-	-	291	24
Total	$67,217	$3,182	$13,595	$2,092	$80,812	$5,274

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At September 30, 2016, we held 5,264 and 151 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 2,159 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2016 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
September 30, 2016	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,321	$8,504	$695	$680
Due after one year through five years	51,382	54,984	3,364	3,197
Due after five years through ten years	46,208	49,119	4,839	4,528
Due after ten years	69,336	78,104	7,903	7,466
Mortgage-backed, asset-backed and collateralized	66,168	69,938	15,665	15,192
Total	$241,415	$260,649	$32,466	$31,063
December 31, 2015
Due in one year or less	$9,176	$9,277	$1,122	$1,103
Due after one year through five years	47,230	49,196	9,847	9,494
Due after five years through ten years	54,120	54,459	22,296	20,686
Due after ten years	68,440	70,418	26,235	23,755
Mortgage-backed, asset-backed and collateralized	62,002	64,895	26,271	25,483
Total	$240,968	$248,245	$85,771	$80,521

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$189	$54	$96	$112	$593	$696	$439	$289
Equity securities	54	1	24	8	1,066	15	544	16
Total	$243	$55	$120	$120	$1,659	$711	$983	$305

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the three and nine-month periods ended September 30, 2016, the aggregate fair value of available for sale securities sold was $7.9 billion and $22.3 billion, respectively, which resulted in net realized capital gains of $188 million and $948 million, respectively.

For the three and nine-month periods ended September 30, 2015, the aggregate fair value of available for sale securities sold was $6.9 billion and $20.9 billion, respectively, which resulted in net realized capital gains of zero and $678 million, respectively.

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	September 30, 2016		December 31, 2015
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$3,347	22%	$3,369	19%
Obligations of states, municipalities and political subdivisions	-	-	75	-
Non-U.S. governments	54	-	50	-
Corporate debt	1,974	13	2,035	12
Mortgage-backed, asset-backed and collateralized:
RMBS	1,847	12	2,230	13
CMBS	610	4	750	4
CDO/ABS and other collateralized*	6,940	46	8,273	47
Total mortgage-backed, asset-backed and collateralized	9,397	62	11,253	64
Total fixed maturity securities	14,772	97	16,782	95
Equity securities	498	3	921	5
Total	$15,270	100%	$17,703	100%

* Includes $463 million and $712 million of U.S. Government agency-backed ABS at September 30, 2016 and December 31, 2015, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	September 30,	December 31,
(in millions)	2016	2015
Alternative investments(a) (b)	$14,227	$18,150
Investment real estate(c)	6,494	6,579
Aircraft asset investments(d)	356	477
Investments in life settlements	3,577	3,606
All other investments	1,093	982
Total	$25,747	$29,794

(a) At September 30, 2016, includes hedge funds of $7.8 billion, private equity funds of $5.8 billion, and affordable housing partnerships of $618 million. At December 31, 2015, includes hedge funds of $10.9 billion, private equity funds of $6.5 billion, and affordable housing partnerships of $701 million.

(b) Approximately 56 percent of our hedge fund portfolio is available for redemption in 2016, an additional 27 percent and 10 percent will be available in 2017 and 2018, respectively.

(c) Net of accumulated depreciation of $554 million and $668 million in September 30, 2016 and December 31, 2015, respectively.

(d) Consists of investments in aircraft equipment held in consolidated trusts.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Fixed maturity securities, including short-term investments	$2,935	$2,794	$8,863	$8,477
Equity securities	25	(5)	(19)	76
Interest on mortgage and other loans	379	360	1,144	1,046
Alternative investments*	365	(18)	309	1,226
Real estate	37	66	125	116
Other investments	157	142	395	331
Total investment income	3,898	3,339	10,817	11,272
Investment expenses	115	133	338	402
Net investment income	$3,783	$3,206	$10,479	$10,870

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

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Sales of fixed maturity securities	$135	$(16)	$(103)	$150
Sales of equity securities	53	16	1,051	528
Other-than-temporary impairments:
Severity	(10)	(10)	(15)	(12)
Change in intent	(2)	(81)	(35)	(193)
Foreign currency declines	(7)	(5)	(14)	(37)
Issuer-specific credit events	(77)	(176)	(303)	(314)
Adverse projected cash flows	(6)	(1)	(47)	(9)
Provision for loan losses	8	32	8	43
Foreign exchange transactions	(639)	(16)	(1,197)	304
Derivatives and hedge accounting	(226)	13	(129)	509
Impairments on investments in life settlements	(80)	(58)	(329)	(200)
Other*	86	(40)	284	356
Net realized capital gains (losses)	$(765)	$(342)	$(829)	$1,125

* Includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial, Inc. for the nine months ended September 30, 2016 and $357 million of realized gains due to the sale of common shares of SpringLeaf Holdings, $428 million of realized gains due to the sale of Class B shares of Prudential Financial, Inc. and $463 million of realized losses due to the sale of ordinary shares of AerCap for the nine months ended September 30, 2015.

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$1,595	$(1,180)	$11,957	$(5,583)
Equity securities	(19)	(384)	(1,159)	(479)
Other investments	(29)	(85)	(243)	(625)
Total Increase (decrease) in unrealized appreciation (depreciation) of investments*	$1,547	$(1,649)	$10,555	$(6,687)

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

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Balance, beginning of period	$1,298	$2,238	$1,747	$2,659
Increases due to:
Credit impairments on new securities subject to impairment losses	23	51	146	101
Additional credit impairments on previously impaired securities	37	37	166	84
Reductions due to:
Credit impaired securities fully disposed of for which there was no
prior intent or requirement to sell	(39)	(63)	(282)	(213)
Credit impaired securities for which there is a current intent or
anticipated requirement to sell	-	(1)	-	(1)
Accretion on securities previously impaired due to credit*	(187)	(197)	(645)	(565)
Impairments on securities reclassified to Assets held for sale	(2)	-	(2)	-
Balance, end of period	$1,130	$2,065	$1,130	$2,065

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$35,665
Cash flows expected to be collected*	29,091
Recorded investment in acquired securities	19,536

* Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	September 30, 2016	December 31, 2015
Outstanding principal balance	$17,163	$16,871
Amortized cost	12,364	12,303
Fair value	13,203	13,164

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Balance, beginning of period	$7,043	$6,833	$6,846	$6,865
Newly purchased PCI securities	177	136	628	551
Disposals	-	-	-	(13)
Accretion	(214)	(220)	(637)	(661)
Effect of changes in interest rate indices	(196)	4	(435)	(140)
Net reclassification from (to) non-accretable difference,
including effects of prepayments	158	180	566	331
Balance, end of period	$6,968	$6,933	$6,968	$6,933

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	September 30, 2016	December 31, 2015
Fixed maturity securities available for sale	$2,177	$1,145
Other bond securities, at fair value	$1,967	$1,740

At September 30, 2016 and December 31, 2015, amounts borrowed under repurchase and securities lending agreements totaled $4.1 billion and $2.9 billion, respectively.

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2016
Other bond securities:
Non-U.S. governments	$-	$-	$54	$-	$-	$54
Corporate debt	-	365	1,111	437	-	1,913
Total	$-	$365	$1,165	$437	$-	$1,967

December 31, 2015
Bonds available for sale:
Non-U.S. governments	$-	$50	$-	$-	$-	$50
Other bond securities:
Non-U.S. governments	-	-	-	49	-	49
Corporate debt	-	33	332	1,326	-	1,691
Total	$-	$83	$332	$1,375	$-	$1,790

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2016
Bonds available for sale:
Non-U.S. governments	$-	$-	$113	$-	$-	$113
Corporate debt	-	711	1,190	102	-	2,003
CMBS	-	-	-	61	-	61
Total	$-	$711	$1,303	$163	$-	$2,177

December 31, 2015
Bonds available for sale:
Non-U.S. governments	$-	$-	$57	$-	$-	$57
Corporate debt	-	-	914	-	-	914
RMBS	-	-	-	124	-	124
Total	$-	$-	$971	$124	$-	$1,095

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	September 30, 2016	December 31, 2015
Securities collateral pledged to us	$1,590	$1,742

Insurance – Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $5.2 billion and $4.9 billion at September 30, 2016 and December 31, 2015, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $127 million and $47 million of stock in FHLBs at September 30, 2016 and December 31, 2015, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $3.9 billion and $1.2 billion at September 30, 2016 and December 31, 2015, respectively, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades,

Item 1 / NOTE 6. INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $2.3 billion and $2.4 billion at September 30, 2016 and December 31, 2015, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Short-term investments held in escrow accounts or otherwise subject to restriction as to their use were $470 million and $439 million at September 30, 2016 and December 31, 2015, respectively.

7. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable, net:

	September 30,	December 31,
(in millions)	2016	2015
Commercial mortgages*	$24,010	$22,067
Residential mortgages	3,557	2,758
Commercial loans, other loans and notes receivable	2,635	2,451
Life insurance policy loans	2,510	2,597
Total mortgage and other loans receivable	32,712	29,873
Allowance for credit losses	(299)	(308)
Mortgage and other loans receivable, net	$32,413	$29,565

* Commercial mortgages primarily represent loans for offices, apartments and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 23 percent and 13 percent, respectively, at September 30, 2016, and 22 percent and 12 percent, respectively, at December 31, 2015).

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
September 30, 2016
Loan-to-Value Ratios(b)
Less than 65%	$13,111	$1,949	$228	$15,288
65% to 75%	5,391	589	87	6,067
76% to 80%	1,445	184	47	1,676
Greater than 80%	362	412	205	979
Total commercial mortgages	$20,309	$3,134	$567	$24,010

December 31, 2015
Loan-to-Value Ratios(b)
Less than 65%	$10,283	$1,704	$150	$12,137
65% to 75%	6,361	611	45	7,017
76% to 80%	1,370	169	81	1,620
Greater than 80%	646	226	421	1,293
Total commercial mortgages	$18,660	$2,710	$697	$22,067

(a) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest.

(b) The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan.

Item 1 / NOTE 7. LENDING ACTIVITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
September 30, 2016
Credit Quality Performance Indicator:
In good standing	801	$5,197	$7,884	$5,127	$1,824	$2,430	$1,381	$23,843	99%
Restructured(a)	4	-	133	18	-	16	-	167	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	805	$5,197	$8,017	$5,145	$1,824	$2,446	$1,381	$24,010	100%
Allowance for credit losses:
Specific		$-	$3	$1	$6	$1	$-	$11	-%
General		31	73	41	7	13	13	178	1
Total allowance for credit losses		$31	$76	$42	$13	$14	$13	$189	1%
December 31, 2015
Credit Quality Performance Indicator:
In good standing	830	$3,916	$7,484	$4,809	$1,902	$2,082	$1,435	$21,628	98%
Restructured(a)	9	-	156	25	6	16	6	209	1
90 days or less delinquent	1	-	-	4	-	-	-	4	-
>90 days delinquent or in
process of foreclosure	9	3	205	-	6	-	12	226	1
Total(b)	849	$3,919	$7,845	$4,838	$1,914	$2,098	$1,453	$22,067	100%
Allowance for credit losses:
Specific		$-	$16	$1	$6	$1	$-	$24	-%
General		35	47	29	8	15	13	147	1
Total allowance for credit losses		$35	$63	$30	$14	$16	$13	$171	1%

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2016			2015
Nine Months Ended September 30,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$171	$137	$308	$159	$112	$271
Loans charged off	(13)	(2)	(15)	(23)	(6)	(29)
Recoveries of loans previously charged off	11	-	11	4	1	5
Net charge-offs	(2)	(2)	(4)	(19)	(5)	(24)
Provision for loan losses	20	(25)	(5)	22	(66)	(44)
Other	-	-	-	-	3	3
Allowance, end of period	$189 *	$110	$299	$162 *	$44	$206

* Of the total allowance, $11 million and $24 million relate to individually assessed credit losses on $292 million and $512 million of commercial mortgages at September 30, 2016 and 2015, respectively.

Loans that had been modified in troubled debt restructurings during the nine month period ended September 30, 2016 have been fully paid off. For the nine-month period ended September 30, 2015, loans with a carrying value of $42 million, were modified in troubled debt restructurings.

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

Item 1 / NOTE 8. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles	Structured Investment Vehicle	Affordable Housing Partnerships	Other	Total
September 30, 2016
Assets:
Bonds available for sale	$-	$10,546	$-	$-	$-	$10,546
Other bond securities	-	5,074	324	-	6	5,404
Mortgage and other loans receivable	1	1,553	-	-	109	1,663
Other invested assets	1,008	356	-	2,810	27	4,201
Other (a)	1,619	885	122	401	170	3,197
Total assets(b)	$2,628	$18,414	$446	$3,211	$312	$25,011
Liabilities:
Long-term debt	$431	$781	$55	$1,698	$6	$2,971
Other (c)	1,440	225	-	230	138	2,033
Total liabilities	$1,871	$1,006	$55	$1,928	$144	$5,004
December 31, 2015
Assets:
Bonds available for sale	$-	$10,309	$-	$-	$15	$10,324
Other bond securities	-	5,756	387	-	24	6,167
Mortgage and other loans receivable	1	1,960	-	-	132	2,093
Other invested assets	489	477	-	2,608	24	3,598
Other (a)	29	1,349	94	293	159	1,924
Total assets(b)	$519	$19,851	$481	$2,901	$354	$24,106
Liabilities:
Long-term debt	$-	$1,025	$53	$1,513	$6	$2,597
Other(c)	34	236	1	214	71	556
Total liabilities	$34	$1,261	$54	$1,727	$77	$3,153

(a) At September 30, 2016, includes approximately $1.0 billion of assets from real estate investment entities that are classified as held for sale. The remaining balance was comprised primarily of Short-term investments and Other assets at September 30, 2016 and December 31, 2015.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  At September 30, 2016, includes approximately $1.2 billion of liabilities from real estate investment entities that are classified as held for sale. The remaining balance was comprised primarily of Other liabilities and Derivative liabilities, at fair value, at September 30, 2016 and December 31, 2015.

(d) At September 30, 2016 and December 31, 2015, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $126 million and $131 million, respectively.

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

Item 1 / NOTE 8. VARIABLE INTEREST ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(a)	Sheet		Total
September 30, 2016
Real estate and investment entities(d)	$410,119	$11,722	$2,108		$13,830
Affordable housing partnerships	4,755	789	-		789
Other	4,371	332	1,031	(b)	1,363
Total(c) (e)	$419,245	$12,843	$3,139		$15,982
December 31, 2015
Real estate and investment entities(d)	$21,951	$3,072	$398		$3,470
Affordable housing partnerships	5,255	774	-		774
Other	1,110	215	1,000	(b)	1,215
Total	$28,316	$4,061	$1,398		$5,459

(a) At September 30, 2016 and December 31, 2015, $ 12.4 billion and $3.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

(e) At September 30, 2016, includes approximately $492 million total assets, $4 million of on-balance sheet exposure, and $2 million of off-balance sheet exposure from unconsolidated VIE entities that are classified as held for sale.

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

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the notional amounts of our derivative instruments and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2016				December 31, 2015
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$355	$2	$476	$3	$301	$1	$725	$2
Foreign exchange contracts	4,686	392	1,795	67	2,903	207	914	56
Equity contracts	113	9	-	-	-	-	121	23
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	56,872	4,287	42,001	3,716	45,846	3,161	65,733	2,197
Foreign exchange contracts	10,574	753	8,149	1,343	9,472	559	8,900	1,148
Equity contracts	12,994	313	8,369	2	6,656	177	5,028	45
Credit contracts(b)	4	2	911	347	4	3	1,289	508
Other contracts(c)	37,937	22	192	112	37,586	23	203	69
Total derivatives, gross	$123,535	$5,780	$61,893	$5,590	$102,768	$4,131	$82,913	$4,048
Counterparty netting(d)		(2,289)		(2,289)		(1,268)		(1,268)
Cash collateral(e)		(1,358)		(482)		(1,554)		(760)
Total derivatives on condensed
consolidated balance sheets(f)		$2,133		$2,819		$1,309		$2,020

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) As of September 30, 2016 and December 31, 2015, included CDSs on super senior multi-sector CDOs with a net notional amount of $0.8 billion and $1.1 billion (fair value liability of $329 million and $483 million), respectively. The expected weighted average maturity as of September 30, 2016 is six years. Because of long-term maturities of the CDSs in the portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the portfolio. As of September 30, 2016 and December 31, 2015, there were no super senior corporate debt/CLOs remaining.

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e) Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes Embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated Embedded derivatives was $0 at both September 30, 2016 and December 31, 2015. Fair value of liabilities related to bifurcated Embedded derivatives was $4.1 billion and $2.3 billion, respectively, at September 30, 2016 and December 31, 2015. A bifurcated Embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

Collateral posted by us to third parties for derivative transactions was $3.5 billion and $3.0 billion at September 30, 2016 and December 31, 2015, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.1 billion and $1.6 billion at September 30, 2016 and December 31, 2015, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three- and nine-month periods ended September 30, 2016, we recognized a gain of $1 million and a loss of $8 million, respectively, and for the three- and nine-month periods ended September 30, 2015, we recognized gains of $14 million and $87 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

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

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

Gains/(Losses) Recognized in Earnings for:			Including Gains/(Losses) Attributable to:
Hedging		Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Three Months Ended September 30, 2016
Interest rate contracts:
Realized capital gains/(losses)	$(1)	$1	$-	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	3	-	-	3
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	(10)	(34)	-	(44)	-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	3	-	-	3
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	8	(9)	-	(1)	-
Three Months Ended September 30, 2015
Interest rate contracts:
Realized capital gains/(losses)	$1	$(1)	$-	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	2	-	-	2
Gain/(Loss) on extinguishment of debt	-	1	-	-	1
Foreign exchange contracts:
Realized capital gains/(losses)	81	(67)	-	14	-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	4	-	-	4
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	(4)	3	-	(1)	-

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine Months Ended September 30, 2016
Interest rate contracts:
Realized capital gains/(losses)	$-	$(6)	$-	$-	$(6)
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	10	-	-	10
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	413	(443)	-	(30)	-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	15	-	-	15
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	28	(28)	-	-	-
Nine Months Ended September 30, 2015
Interest rate contracts:
Realized capital gains/(losses)	$1	$(1)	$-	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	7	-	-	7
Gain/(Loss) on extinguishment of debt	-	14	-	-	14
Foreign exchange contracts:
Realized capital gains/(losses)	152	(123)	-	27	2
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	14	-	-	14
Gain/(Loss) on extinguishment of debt	-	17	-	-	17
Equity contracts:
Realized capital gains/(losses)	(23)	21	-	(2)	-

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

Item 1 / NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
By Derivative Type:
Interest rate contracts	$91	$470	$1,464	$398
Foreign exchange contracts	49	51	203	321
Equity contracts	(317)	229	(589)	108
Commodity contracts	-	-	-	(1)
Credit contracts	36	11	70	171
Other contracts	22	71	58	60
Embedded derivatives	30	(816)	(1,255)	(143)
Total	$(89)	$16	$(49)	$914
By Classification:
Policy fees	$20	$20	$60	$59
Net investment income	2	6	14	20
Net realized capital gains (losses)	(181)	20	(93)	496
Other income (losses)	69	(36)	(43)	334
Policyholder benefits and claims incurred	1	6	13	5
Total	$(89)	$16	$(49)	$914

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk-related contingent features that were in a net liability position at September 30, 2016 and December 31, 2015, was approximately $2.3 billion and $2.0 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2016 and December 31, 2015, was approximately $2.7 billion and $2.1 billion, respectively.

We estimate that at September 30, 2016, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB+, BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $145 million.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of September 30, 2016. Factors considered in estimating the termination payments upon downgrade include current market conditions and the terms of the respective CSA provisions. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $4.9 billion and $5.7 billion at September 30, 2016 and December 31, 2015, respectively. These securities have par amounts of $10.4 billion and $11.2 billion at September 30, 2016 and December 31, 2015, respectively, and have remaining stated maturity dates that extend to 2052.

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

Legal Contingencies

Overview.  In the normal course of business, AIG and our subsidiaries are, like others in the insurance and financial services industries in general, subject to litigation, including claims for punitive damages. In our insurance and United Guaranty operations, litigation arising from claims settlement activities is generally considered in the establishment of our liability for unpaid losses and loss adjustment expenses. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation. AIG is also subject to derivative, class action and other claims asserted by its shareholders and others alleging, among other things, breach of fiduciary duties by its directors and officers and violations of insurance laws and regulations, as well as federal and state securities laws. In the case of any derivative action brought on behalf of AIG, any recovery would accrue to the benefit of AIG.

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

Individual Securities Litigations. Between November 18, 2011 and February 9, 2015, eleven separate, though similar, securities actions (Individual Securities Litigations) were filed in or transferred to the Southern District of New York (SDNY), asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP. Two of the actions were voluntarily dismissed. On September 10, 2015, the SDNY granted AIG’s motion to dismiss some of the claims in the Individual Securities Litigations in whole or in part. AIG has settled eight of the nine remaining actions. The remaining Individual Securities Litigation pending in the SDNY was brought by a series of institutional investor funds. After the court’s decision granting AIG’s motion to dismiss plaintiff’s claims in part, the claims in the remaining action are limited to a claim under Section 10(b) of the Exchange Act for allegedly materially false and misleading statements in AIG’s public disclosures from February 8, 2008 to September 16, 2008 relating to, among other things, the Subprime Exposure Issues.

On March 27, 2015, an additional securities action was filed in state court in Orange County, California asserting a claim against AIG pursuant to Section 11 of the Securities Act (the California Action) that is substantially similar to those in the Consolidated 2008 Securities Litigation and the Individual Securities Litigations. After denying AIG’s motion to remove the California Action to federal court and stay the action, the trial court overruled AIG’s demurrer to dismiss all of the claims asserted in the California Action, which is currently on appeal to the California Court of Appeals for the Fourth Appellate District.

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

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

False Claims Act Complaint

On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a first amended complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The first amended complaint alleged that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and Maiden Lane II LLC and Maiden Lane III LLC entities (the Maiden Lane Interests) through, among other things, misrepresenting AIG’s ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The first amended complaint sought unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys’ fees, costs and expenses. The complaint and the first amended complaint were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the first amended complaint on AIG on July 11, 2011. On April 19, 2013, the Court granted AIG’s motion to dismiss, dismissing the first amended complaint in its entirety, without prejudice, giving the Relators the opportunity to file a second amended complaint. On May 24, 2013, the Relators filed a second amended complaint, which attempted to plead the same claims as the prior complaints and did not specify an amount of alleged damages. AIG and its co-defendants filed motions to dismiss the second amended complaint on August 9, 2013. On March 29, 2014, the Court dismissed the second amended complaint with prejudice. On April 30, 2014, the Relators filed a Notice of Appeal to the Ninth Circuit. On May 5, 2016, the Ninth Circuit affirmed the decision of the trial court and the Relators failed to file a petition for a writ of certiorari to the United States Supreme Court within the mandated period. Therefore, the District Court judgment dismissing the case is now final and no longer subject to appeal.

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

On August 15, 2012, the trial court entered an order granting plaintiffs’ motion for class certification, and on September 12, 2014, the Alabama Supreme Court affirmed that order. AIG and the other defendants’ petition for rehearing of that decision was denied on February 27, 2015. The matter was remanded to the trial court for general discovery and adjudication of the merits. On November 24, 2015, the trial court ruled that the defendants had a duty to disclose the amount of insurance available at the settlement approval hearings and that the defendants breached that duty. Thereafter, the parties settled this

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

matter and the court granted final approval of the settlement on August 15, 2016. Payment of the settlement amount was made on September 12, 2016. We had previously accrued our estimate of loss with respect to this litigation.

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

In connection with a multi‑state examination of certain accident and health products, including travel products, issued by National Union Fire Insurance Company of Pittsburgh, Pa. (National Union), AIG Property Casualty Inc. (formerly Chartis Inc.), on behalf of itself, National Union, and certain of AIG Property Casualty Inc.’s insurance and non‑insurance companies (collectively, the AIG PC parties) entered into a Regulatory Settlement Agreement with regulators from 50 U.S. jurisdictions effective November 29, 2012. Under the agreement, and without admitting any liability for the issues raised in the examination, the AIG PC parties (i) paid a civil penalty of $50 million, (ii) entered into a corrective action plan describing agreed‑upon specific steps and standards for evaluating the AIG PC parties’ ongoing compliance with laws and regulations governing the issues identified in the examination, and (iii) agreed to pay a contingent fine in the event that the AIG PC parties fail to satisfy certain terms of the corrective action plan. On April 29, 2016, National Union and other AIG companies achieved a settlement in principle of civil litigation relating to the conduct of their accident and health business, subject to formal documentation and court approval.  Preliminary approval of the settlement was granted on October 14, 2016, and the settlement funds have been placed into escrow, pending final court approval of the settlement. We had previously accrued our estimate of loss with respect to this settlement. On May 23, 2016, the managing lead state in the multi-state examination ordered that the companies subject to the Regulatory Settlement Agreement have “complied with the terms” of the Regulatory Settlement Agreement and that no contingent fine or civil penalty would be due.

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $3.2 billion at September 30, 2016.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at September 30, 2016 was $138 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Item 1 / NOTE 10. CONTINGENCIES, COMMITMENTS AND GUARANTEES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other

•      See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of commitments and guarantees associated with VIEs.

•     See Note 9 to the Condensed Consolidated Financial Statements for additional disclosures about derivatives.

•     See Note 15 to the Condensed Consolidated Financial Statements for additional disclosures about guarantees of outstanding debt.

11. EQUITY

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Nine Months Ended September 30, 2016
Shares, beginning of year	1,906,671,492	(712,754,875)	1,193,916,617
Shares issued	-	2,054,043	2,054,043
Shares repurchased	-	(153,082,104)	(153,082,104)
Shares, end of period	1,906,671,492	(863,782,936)	1,042,888,556

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

On March 28, 2016, we paid a dividend of $0.32 per share on AIG Common Stock to shareholders of record on March 14, 2016.  On June 27, 2016, we paid a dividend of $0.32 per share on AIG Common Stock to shareholders of record on June 13, 2016. On September 29, 2016, we paid a dividend of $0.32 per share on AIG Common Stock to shareholders of record on September 15, 2016.

See Note 18 to the Consolidated Financial Statements in the 2015 Annual Report for a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries.

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Repurchase of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On August 2, 2016, our Board of Directors authorized an additional increase of $3.0 billion to its previous share repurchase authorization. As of September 30, 2016, approximately $2.4 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

We repurchased approximately 153 million shares of AIG Common Stock in the nine-month period ended September 30, 2016 for an aggregate purchase price of approximately $8.5 billion, and we repurchased 15 million warrants to purchase shares of AIG Common Stock for an aggregate purchase price of $263 million.

The timing of any future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment

(in millions)					Total
Balance, December 31, 2015, net of tax	$696	$5,566	$(2,879)	$(846)	$2,537
Change in unrealized appreciation (depreciation) of investments	(318)	10,873	-	-	10,555
Change in deferred policy acquisition costs adjustment and other*	(40)	(887)	-	-	(927)
Change in future policy benefits	-	(2,099)	-	-	(2,099)
Change in foreign currency translation adjustments	-	-	179	-	179
Change in net actuarial loss	-	-	-	13	13
Change in prior service credit	-	-	-	(20)	(20)
Change in deferred tax asset (liability)	248	(1,585)	153	3	(1,181)
Total other comprehensive income (loss)	(110)	6,302	332	(4)	6,520
Noncontrolling interests	-	-	-	-	-
Balance, September 30, 2016, net of tax	$586	$11,868	$(2,547)	$(850)	$9,057

Balance, December 31, 2014, net of tax	$1,043	$12,327	$(1,784)	$(969)	$10,617
Change in unrealized depreciation of investments	(315)	(6,372)	-	-	(6,687)
Change in deferred policy acquisition costs adjustment and other	-	763	-	-	763
Change in future policy benefits	92	807	-	-	899
Change in foreign currency translation adjustments	-	-	(901)	-	(901)
Change in net actuarial loss	-	-	-	417	417
Change in prior service credit	-	-	-	(210)	(210)
Change in deferred tax asset (liability)	54	1,493	167	(59)	1,655
Total other comprehensive income (loss)	(169)	(3,309)	(734)	148	(4,064)
Noncontrolling interests	-	-	(4)	-	(4)
Balance, September 30, 2015, net of tax	$874	$9,018	$(2,514)	$(821)	$6,557

*    Includes net unrealized gains attributable to businesses held for sale.

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the other comprehensive income reclassification adjustments for the three-month periods ended September 30, 2016 and 2015, respectively:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment

(in millions)					Total
Three Months Ended September 30, 2016
Unrealized change arising during period	$147	$816	$21	$(8)	$976
Less: Reclassification adjustments
included in net income	6	163	-	(3)	166
Total other comprehensive income,
before income tax expense (benefit)	141	653	21	(5)	810
Less: Income tax expense (benefit)	(76)	187	(90)	(9)	12
Total other comprehensive income,
net of income tax expense (benefit)	$217	$466	$111	$4	$798
Three Months Ended September 30, 2015
Unrealized change arising during period	$(98)	$(1,275)	$(217)	$303	$(1,287)
Less: Reclassification adjustments
included in net income	13	(17)	-	164	160
Total other comprehensive income (loss),
before income tax expense (benefit)	(111)	(1,258)	(217)	139	(1,447)
Less: Income tax expense (benefit)	(50)	(401)	21	47	(383)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(61)	$(857)	$(238)	$92	$(1,064)
Nine Months Ended September 30, 2016
Unrealized change arising during period	$(252)	$8,733	$179	$(18)	$8,642
Less: Reclassification adjustments
included in net income	106	846	-	(11)	941
Total other comprehensive income (loss),
before income tax expense (benefit)	(358)	7,887	179	(7)	7,701
Less: Income tax expense (benefit)	(248)	1,585	(153)	(3)	1,181
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(110)	$6,302	$332	$(4)	$6,520
Nine Months Ended September 30, 2015
Unrealized change arising during period	$(155)	$(4,243)	$(901)	$324	$(4,975)
Less: Reclassification adjustments
included in net income	68	559	-	117	744
Total other comprehensive income (loss),
before income tax expense (benefit)	(223)	(4,802)	(901)	207	(5,719)
Less: Income tax expense (benefit)	(54)	(1,493)	(167)	59	(1,655)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(169)	$(3,309)	$(734)	$148	$(4,064)

Item 1 / NOTE 11. EQUITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Three Months Ended September 30,
(in millions)	2016	2015
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken

Investments	$6	$13	Other realized capital gains
Total	6	13
Unrealized appreciation (depreciation) of all other investments
Investments	182	(15)	Other realized capital gains
Deferred acquisition costs adjustment	(19)	(2)	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	163	(17)
Change in retirement plan liabilities adjustment
Prior - service credit	4	187	*
Actuarial losses	(7)	(23)	*
Total	(3)	164
Total reclassifications for the period	$166	$160
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Nine Months Ended September 30,
(in millions)	2016	2015
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken

Investments	$106	$68	Other realized capital gains
Total	106	68
Unrealized appreciation (depreciation) of all other investments
Investments	843	609	Other realized capital gains
Deferred acquisition costs adjustment	3	(67)	Amortization of deferred policy acquisition costs
Future policy benefits	-	17	Policyholder benefits and losses incurred
Total	846	559
Change in retirement plan liabilities adjustment
Prior - service credit	13	210	*
Actuarial losses	(24)	(93)	*
Total	(11)	117	-
Total reclassifications for the period	$941	$744	-

 *   These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 13 to the Condensed Consolidated Financial Statements.

Item 1 / NOTE 12. EARNINGS PER SHARE (EPS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. EARNINGS PER SHARE (EPS)

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2016	2015	2016	2015
Numerator for EPS:
Income (loss) from continuing operations	$433	$(180)	$2,211	$4,071
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	(26)	34	(35)	34
Income (loss) attributable to AIG common shareholders from continuing operations	459	(214)	2,246	4,037
Income (loss) from discontinued operations, net of income tax expense	3	(17)	(54)	-
Net income (loss) attributable to AIG common shareholders	462	(231)	2,192	4,037
Denominator for EPS:
Weighted average shares outstanding - basic	1,071,295,892	1,279,072,748	1,113,650,878	1,324,407,969
Dilutive shares(a)	31,104,878	-	29,049,329	32,700,815
Weighted average shares outstanding - diluted(b)	1,102,400,770	1,279,072,748	1,142,700,207	1,357,108,784
Income per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$0.43	$(0.17)	$2.02	$3.05
Income (loss) from discontinued operations	$-	$(0.01)	$(0.05)	$-
Income (loss) attributable to AIG	$0.43	$(0.18)	$1.97	$3.05
Diluted:
Income (loss) from continuing operations	$0.42	$(0.17)	$1.97	$2.97
Income (loss) from discontinued operations	$-	$(0.01)	$(0.05)	$-
Income (loss) attributable to AIG	$0.42	$(0.18)	$1.92	$2.97

(a) Shares in the diluted EPS calculation represent basic shares for the three-month period ended September 30, 2015 due to the net loss in that period.

(b) Dilutive shares include our share‑based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of shares excluded from diluted shares outstanding was 0.1 million and 0.2 million for the three- and nine-month periods ended September 30, 2016, respectively, and 0.1 million and 0.2 million for the three- and nine-month periods ended September 30, 2015, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

13. EMPLOYEE BENEFITS

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

Item 1 / NOTE 13. EMPLOYEE BENEFITS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended September 30, 2016
Components of net periodic benefit cost:
Service cost	$6	$8	$14	$1	$-	$1
Interest cost	45	5	50	2	-	2
Expected return on assets	(72)	(7)	(79)	-	-	-
Amortization of prior service credit	-	-	-	(2)	-	(2)
Amortization of net (gain) loss	7	2	9	(1)	1	-
Curtailment gain	-	(2)	(2)	-	-	-
Net periodic benefit (income) cost	$(14)	$6	$(8)	$-	$1	$1
Three Months Ended September 30, 2015
Components of net periodic benefit cost:
Service cost	$41	$10	$51	$1	$-	$1
Interest cost	54	6	60	2	1	3
Expected return on assets	(74)	(5)	(79)	-	-	-
Amortization of prior service credit	(6)	(1)	(7)	(3)	-	(3)
Amortization of net loss	21	2	23	-	-	-
Curtailment gain	(179)	-	(179)	-	-	-
Net periodic benefit (income) cost	$(143)	$12	$(131)	$-	$1	$1
Nine Months Ended September 30, 2016
Components of net periodic benefit cost:
Service cost	$15	$23	$38	$2	$2	$4
Interest cost	136	15	151	5	2	7
Expected return on assets	(219)	(20)	(239)	-	-	-
Amortization of prior service credit	-	-	-	(7)	-	(7)
Amortization of net (gain) loss	19	6	25	(1)	1	-
Curtailment gain	-	(5)	(5)	-	-	-
Net periodic benefit (income) cost	$(49)	$19	$(30)	$(1)	$5	$4
Nine Months Ended September 30, 2015
Components of net periodic benefit cost:
Service cost	$144	$31	$175	$4	$2	$6
Interest cost	164	18	182	6	2	8
Expected return on assets	(218)	(17)	(235)	-	-	-
Amortization of prior service credit	(22)	(2)	(24)	(8)	-	(8)
Amortization of net loss	86	7	93	-	-	-
Curtailment gain	(179)	(1)	(180)	-	-	-
Net periodic benefit (income) cost	$(25)	$36	$11	$2	$4	$6

Item 1 / NOTE 14. INCOME TAXES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. INCOME TAXES

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

Interim Tax Expense (Benefit)

For the three-month period ended September 30, 2016, the effective tax rate on income from continuing operations was 41.2 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to foreign exchange losses incurred by our foreign subsidiaries related to the weakening of the British pound following the Brexit vote taxed at a statutory tax rate lower than 35 percent, partially offset by tax benefits associated with tax exempt interest income and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities.

For the nine-month period ended September 30, 2016, the effective tax rate on income from continuing operations was 34.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income, the impact of an agreement reached with the Internal Revenue Service (IRS) related to certain tax issues under audit and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, partially offset by a tax charge and related interest associated with increases in uncertain tax positions related to cross border financing transactions and foreign exchange losses incurred by our foreign subsidiaries related to the weakening of the British pound following the Brexit vote taxed at a statutory tax rate lower than 35 percent.

For the three-month period ended September 30, 2015, the effective tax rate on loss from continuing operations was not meaningful, due to a tax charge on a pre-tax loss. The tax charge was primarily due to increases in uncertain tax positions related to cross-border financing transactions, partially offset by tax benefits associated with tax-exempt interest income and the partial completion of the IRS examination covering tax year 2006.

For the nine-month period ended September 30, 2015, the effective tax rate on income from continuing operations was 34.5 percent. The effective tax rate on income from continuing operations for the nine-month period ended September 30, 2015 differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax-exempt interest income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the deferred tax asset valuation allowance previously released to accumulated other comprehensive income, and the partial completion of the IRS examination covering tax year 2006, partially offset by tax charges associated with increases in uncertain tax positions related to cross-border financing transactions and increases in the deferred tax asset valuation allowances associated with certain foreign jurisdictions. The nine-month period ended September 30, 2015 includes an increase in the deferred tax asset valuation allowance primarily attributable to the effects of changes in the Japanese tax law enacted on March 31, 2015, partially offset by changes in projections of future taxable income.

Item 1 / NOTE 14. INCOME TAXES

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income of our non-life companies can be offset by the net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of September 30, 2016, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

For the three- and nine-month periods ended September 30, 2016, recent changes in market conditions, including falling interest rates, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in an increase to the net deferred tax liability related to net unrealized tax capital gains. As of June 30, 2016, based on all available evidence, we concluded that the valuation allowance should be released. As a result, for the six-month period ended June 30, 2016, we released $1.2 billion of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, all of which was recognized in other comprehensive income. As of September 30, 2016, we continue to be in an overall unrealized tax gain position with respect to the U.S. Life Insurance Companies’ available for sale securities portfolio and thus concluded  no valuation allowance is necessary in the U.S. Life Insurance Companies’ available for sale securities portfolio.

During the three- and nine-month periods ended September 30, 2016, we recognized a net decrease of $2 million and $4 million, respectively, in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to changes in projections of taxable income.

Item 1 / NOTE 14. INCOME TAXES

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

Accounting for Uncertainty in Income Taxes

At September 30, 2016 and December 31, 2015, our unrecognized tax benefits, excluding interest and penalties, were $4.5 billion and $4.3 billion, respectively. The nine-month period ended September 30, 2016, reflects an increase in amounts associated with cross border financing transactions, partially offset by benefits realized due to an agreement reached with the IRS related to certain tax issues under audit. At both September 30, 2016 and December 31, 2015, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather the permissibility, of the deduction were $0.1 billion.  Accordingly, at September 30, 2016 and December 31, 2015, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.4 billion and $4.2 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.  At both September 30, 2016 and December 31, 2015, we had accrued liabilities of $1.2 billion for the payment of interest (net of the federal benefit) and penalties. For the nine-month periods ended September 30, 2016 and 2015, we accrued a benefit of $16 million and an expense of $133 million, respectively, for the payment of interest and penalties. The reduction in interest from December 31, 2015 is primarily related to benefits associated with an agreement reached with the IRS related to certain tax issues under audit, partially offset by an increase associated with cross border financing transactions.

We regularly evaluate adjustments proposed by taxing authorities. At September 30, 2016, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

Item 1 / NOTE 15. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

The following Condensed Consolidating Financial Statements reflect the results of AIGLH, a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
September 30, 2016
Assets:
Short-term investments	$2,906	$-	$12,161	$(4,322)	$10,745
Other investments(a)	7,428	-	328,195	-	335,623
Total investments	10,334	-	340,356	(4,322)	346,368
Cash	217	6	2,275	-	2,498
Loans to subsidiaries(b)	35,106	-	504	(35,610)	-
Investment in consolidated subsidiaries(b)	55,878	31,307	-	(87,185)	-
Other assets, including deferred income taxes	24,721	136	138,004	(3,820)	159,041
Assets held for sale	-	-	6,661	-	6,661
Total assets	$126,256	$31,449	$487,800	$(130,937)	$514,568
Liabilities:
Insurance liabilities	$-	$-	$278,608	$-	$278,608
Long-term debt	22,185	641	9,451	-	32,277
Other liabilities, including intercompany balances(a)	14,906	55	103,964	(8,316)	110,609
Loans from subsidiaries(b)	502	-	35,108	(35,610)	-
Liabilities held for sale	-	-	3,909	-	3,909
Total liabilities	37,593	696	431,040	(43,926)	425,403
Total AIG shareholders’ equity	88,663	30,753	56,258	(87,011)	88,663
Non-redeemable noncontrolling interests	-	-	502	-	502
Total equity	88,663	30,753	56,760	(87,011)	89,165
Total liabilities and equity	$126,256	$31,449	$487,800	$(130,937)	$514,568

December 31, 2015
Assets:
Short-term investments	$4,042	$-	$9,637	$(3,547)	$10,132
Other investments(a)	7,425	-	320,797	-	328,222
Total investments	11,467	-	330,434	(3,547)	338,354
Cash	34	116	1,479	-	1,629
Loans to subsidiaries(b)	35,927	-	578	(36,505)	-
Investment in consolidated subsidiaries(b)	51,151	30,239	-	(81,390)	-
Other assets, including deferred income taxes	23,299	258	135,690	(2,388)	156,859
Total assets	$121,878	$30,613	$468,181	$(123,830)	$496,842
Liabilities:
Insurance liabilities	$-	$-	$271,645	$-	$271,645
Long-term debt	19,777	704	8,768	-	29,249
Other liabilities, including intercompany balances(a)	11,869	201	99,777	(6,109)	105,738
Loans from subsidiaries(b)	574	3	35,928	(36,505)	-
Total liabilities	32,220	908	416,118	(42,614)	406,632
Total AIG shareholders’ equity	89,658	29,705	51,511	(81,216)	89,658
Non-redeemable noncontrolling interests	-	-	552	-	552
Total equity	89,658	29,705	52,063	(81,216)	90,210
Total liabilities and equity	$121,878	$30,613	$468,181	$(123,830)	$496,842

(a) Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b) Eliminated in consolidation.

Item 1 / NOTE 15. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended September 30, 2016
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,002	$528	$-	$(1,530)	$-
Other income	145	-	12,952	(243)	12,854
Total revenues	1,147	528	12,952	(1,773)	12,854
Expenses:
Interest expense	249	12	69	(1)	329
Loss on extinguishment of debt	-	-	(14)	-	(14)
Other expenses	238	1	11,821	(258)	11,802
Total expenses	487	13	11,876	(259)	12,117
Income (loss) from continuing operations before income tax
expense (benefit)	660	515	1,076	(1,514)	737
Income tax expense (benefit)	197	(4)	111	-	304
Income (loss) from continuing operations	463	519	965	(1,514)	433
Income (loss) from discontinued operations, net of income taxes	(1)	-	4	-	3
Net income (loss)	462	519	969	(1,514)	436
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(26)	-	(26)
Net income (loss) attributable to AIG	$462	$519	$995	$(1,514)	$462
Three Months Ended September 30, 2015
Revenues:
Equity in earnings of consolidated subsidiaries*	$717	$222	$-	$(939)	$-
Other income	(221)	-	13,220	(177)	12,822
Total revenues	496	222	13,220	(1,116)	12,822
Expenses:
Interest expense	254	14	83	(30)	321
Loss on extinguishment of debt	345	-	1	-	346
Other expenses	352	-	12,064	(146)	12,270
Total expenses	951	14	12,148	(176)	12,937
Income (loss) from continuing operations before income tax
expense (benefit)	(455)	208	1,072	(940)	(115)
Income tax expense (benefit)	(224)	(6)	295	-	65
Income (loss) from continuing operations	(231)	214	777	(940)	(180)
Loss from discontinued operations, net of income taxes	-	-	(17)	-	(17)
Net income (loss)	(231)	214	760	(940)	(197)
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	34	-	34
Net income (loss) attributable to AIG	$(231)	$214	$726	$(940)	$(231)

Item 1 / NOTE 15. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Nine Months Ended September 30, 2016
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,226	$(267)	$-	$(1,959)	$-
Other income	209	5	39,833	(690)	39,357
Total revenues	2,435	(262)	39,833	(2,649)	39,357
Expenses:
Interest expense	743	39	177	(4)	955
Loss on extinguishment of debt	77	-	(1)	-	76
Other expenses	686	15	34,946	(702)	34,945
Total expenses	1,506	54	35,122	(706)	35,976
Income (loss) from continuing operations before income tax
expense (benefit)	929	(316)	4,711	(1,943)	3,381
Income tax expense (benefit)	(1,265)	(17)	2,452	-	1,170
Income (loss) from continuing operations	2,194	(299)	2,259	(1,943)	2,211
Loss from discontinued operations, net of income taxes	(2)	-	(52)	-	(54)
Net income (loss)	2,192	(299)	2,207	(1,943)	2,157
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(35)	-	(35)
Net income (loss) attributable to AIG	$2,192	$(299)	$2,242	$(1,943)	$2,192
Nine Months Ended September 30, 2015
Revenues:
Equity in earnings of consolidated subsidiaries*	$5,793	$1,744	$-	$(7,537)	$-
Other income	(57)	-	45,050	(497)	44,496
Total revenues	5,736	1,744	45,050	(8,034)	44,496
Expenses:
Interest expense	810	44	213	(90)	977
Loss on extinguishment of debt	703	-	46	7	756
Other expenses	899	42	36,016	(407)	36,550
Total expenses	2,412	86	36,275	(490)	38,283
Income (loss) from continuing operations before income tax
expense (benefit)	3,324	1,658	8,775	(7,544)	6,213
Income tax expense (benefit)	(714)	(69)	2,925	-	2,142
Income (loss) from continuing operations	4,038	1,727	5,850	(7,544)	4,071
Income (loss) from discontinued operations, net of income taxes	(1)	-	1	-	-
Net income (loss)	4,037	1,727	5,851	(7,544)	4,071
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	34	-	34
Net income (loss) attributable to AIG	$4,037	$1,727	$5,817	$(7,544)	$4,037

*  Eliminated in consolidation.

Item 1 / NOTE 15. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended September 30, 2016
Net income (loss)	$462	$519	$969	$(1,514)	$436
Other comprehensive income (loss)	798	(56)	7	49	798
Comprehensive income (loss)	1,260	463	976	(1,465)	1,234
Total comprehensive loss attributable to noncontrolling interests	-	-	(26)	-	(26)
Comprehensive income (loss) attributable to AIG	$1,260	$463	$1,002	$(1,465)	$1,260
Three Months Ended September 30, 2015
Net income (loss)	$(231)	$214	$760	$(940)	$(197)
Other comprehensive income (loss)	(1,063)	(548)	187	360	(1,064)
Comprehensive income (loss)	(1,294)	(334)	947	(580)	(1,261)
Total comprehensive income attributable to noncontrolling interests	-	-	33	-	33
Comprehensive income (loss) attributable to AIG	$(1,294)	$(334)	$914	$(580)	$(1,294)
Nine Months Ended September 30, 2016
Net income (loss)	$2,192	$(299)	$2,207	$(1,943)	$2,157
Other comprehensive income (loss)	6,520	7,204	48,555	(55,759)	6,520
Comprehensive income (loss)	8,712	6,905	50,762	(57,702)	8,677
Total comprehensive loss attributable to noncontrolling interests	-	-	(35)	-	(35)
Comprehensive income (loss) attributable to AIG	$8,712	$6,905	$50,797	$(57,702)	$8,712
Nine Months Ended September 30, 2015
Net income (loss)	$4,037	$1,727	$5,851	$(7,544)	$4,071
Other comprehensive income (loss)	(4,060)	3,942	52,820	(56,766)	(4,064)
Comprehensive income (loss)	(23)	5,669	58,671	(64,310)	7
Total comprehensive income attributable to noncontrolling interests	-	-	30	-	30
Comprehensive income (loss) attributable to AIG	$(23)	$5,669	$58,641	$(64,310)	$(23)

Item 1 / NOTE 15. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Nine Months Ended September 30, 2016
Net cash (used in) provided by operating activities	$1,671	$1,664	$2,277	$(3,859)	$1,753
Cash flows from investing activities:
Sales of investments	3,242	-	59,669	(9,567)	53,344
Purchase of investments	(659)	-	(62,293)	9,567	(53,385)
Loans to subsidiaries - net	1,025	-	73	(1,098)	-
Contributions from (to) subsidiaries - net	1,593	-	-	(1,593)	-
Net change in restricted cash	-	-	(49)	-	(49)
Net change in short-term investments	1,006	-	(1,861)	-	(855)
Other, net	(179)	-	1,449	-	1,270
Net cash (used in) provided by investing activities	6,028	-	(3,012)	(2,691)	325
Cash flows from financing activities:
Issuance of long-term debt	3,831	-	7,599	-	11,430
Repayments of long-term debt	(1,454)	(62)	(6,167)	-	(7,683)
Purchase of common stock	(8,506)	-	-	-	(8,506)
Intercompany loans - net	(73)	(3)	(1,022)	1,098	-
Cash dividends paid	(1,051)	(1,709)	(2,150)	3,859	(1,051)
Other, net	(263)	-	3,183	1,593	4,513
Net cash (used in) provided by financing activities	(7,516)	(1,774)	1,443	6,550	(1,297)
Effect of exchange rate changes on cash	-	-	88	-	88
Change in cash	183	(110)	796	-	869
Cash at beginning of year	34	116	1,479	-	1,629
Cash at end of period	$217	$6	$2,275	$-	$2,498

Nine Months Ended September 30, 2015
Net cash (used in) provided by operating activities	$3,675	$1,386	$508	$(3,335)	$2,234
Cash flows from investing activities:
Sales of investments	5,610	-	52,234	(3,363)	54,481
Purchase of investments	(1,373)	-	(49,465)	3,363	(47,475)
Loans to subsidiaries - net	(1,227)	-	2,690	(1,463)	-
Contributions from (to) subsidiaries - net	-	-	-	-	-
Net change in restricted cash	-	-	1,476	-	1,476
Net change in short-term investments	1,940	-	(2,968)	-	(1,028)
Other, net	(4)	-	(770)	-	(774)
Net cash (used in) provided by investing activities	4,946	-	3,197	(1,463)	6,680

Item 1 / NOTE 15. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash flows from financing activities:
Issuance of long-term debt	5,540	-	909	-	6,449
Repayments of long-term debt	(5,728)	(115)	(2,500)	-	(8,343)
Purchase of common stock	(7,473)	-	-	-	(7,473)
Intercompany loans - net	(236)	-	(1,227)	1,463	-
Cash dividends paid	(687)	(1,359)	(1,976)	3,335	(687)
Other, net	(43)	-	1,033	-	990
Net cash (used in) provided by financing activities	(8,627)	(1,474)	(3,761)	4,798	(9,064)
Effect of exchange rate changes on cash	-	-	(39)	-	(39)
Change in cash	(6)	(88)	(95)	-	(189)
Cash at beginning of year	26	91	1,641	-	1,758
Cash at end of period	$20	$3	$1,546	$-	$1,569

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Cash (paid) received during the 2016 period for:
Interest:
Third party	$(797)	$(51)	$(161)	$-	$(1,009)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(11)	$-	$(197)	$-	$(208)
Intercompany	782	-	(782)	-	-
Cash (paid) received during the 2015 period for:
Interest:
Third party	$(846)	$(57)	$(209)	$-	$(1,112)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(17)	$-	$(389)	$-	$(406)
Intercompany	1,769	-	(1,769)	-	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Nine Months Ended September 30,
(in millions)	2016	2015
Intercompany non-cash financing and investing activities:
Capital contributions	$3,086	$111
Dividends received in the form of securities	4,055	1,997
Fixed maturity securities received in exchange for equity securities	440	-
Non-cash financing/investing activities:
Consideration received from sale of shares of AerCap	-	500

Item 1 / NOTE 16. SUBSEQUENT EVENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16. SUBSEQUENT EVENTS

Dividends Declared and Increase in Share Repurchase Authorization

On November 2, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 22, 2016 to shareholders of record on December 8, 2016.

On November 2, 2016, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $3.0 billion, resulting in an aggregate remaining authorization on such date of approximately $4.4 billion.

Sales of Businesses

On October 18, 2016, we entered into agreements to sell certain insurance operations to Fairfax Financial Holdings Limited (Fairfax). The agreements include the sale of our subsidiary operations in Argentina, Chile, Colombia, Uruguay and Venezuela, as well as insurance operations in Turkey. Fairfax will also acquire renewal rights for the portfolios of local business written by our operations in Bulgaria, Czech Republic, Hungary, Poland, Romania and Slovakia, and assume certain of our operating assets and employees. Total cash consideration to us is expected to be approximately $240 million. The transactions are subject to obtaining the relevant regulatory approvals and other customary closing conditions.

ITEM 2 / MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GLOSSARY AND ACRONYMS OF SELECTED INSURANCE TERMS AND REFERENCES

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q, the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016 and in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report) to assist readers seeking additional information related to a particular subject.

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

•    our ability to successfully dispose of, or monetize, businesses or assets, including our ability to successfully consummate the sale of United Guaranty Corporation (UGC or United Guaranty) and certain related affiliates to Arch Capital Group, Ltd. (Arch);

•    judgments concerning the recognition of deferred tax assets;

•    judgments concerning estimated restructuring charges and estimated cost savings; and

•    such other factors discussed in:

•    Part I, Item 2. MD&A of this Quarterly Report on Form 10‑Q;

•    Part I, Item 2. MD&A and Part II, Item 1A. Risk Factors of the Quarterly Reports on Form 10‑Q for the quarterly periods ended March 31, 2016 and June 30, 2016; and

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

Item 2 / USE OF NON-GAAP MEASURES

After-tax operating income attributable to AIG is derived by excluding the following items from net income attributable to AIG. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and measures that we believe to be common to the industry. For example, certain ratios and other metrics described below exclude:

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

•    gain on the sale of NSM Insurance Group (NSM) and AIG Advisor Group; and

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

•    Commercial Insurance; Consumer Insurance: Personal Insurance; Corporate and Other: United Guaranty

•    Pre‑tax operating income: includes both underwriting income and loss and net investment income, but excludes net realized capital gains and losses, other income and expense — net, gain on the sale of NSM, and non-operating litigation reserves and settlements. Underwriting income and loss is derived by reducing net premiums earned by losses and loss adjustment expenses incurred, acquisition expenses and general operating expenses.

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

Item 2 / USE OF NON-GAAP MEASURES

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

•      Consumer Insurance: Retirement and Life; Corporate and Other: Institutional Markets

•    Pre‑tax operating income is derived by excluding the following items from pre‑tax income:

• changes in fair value of securities used to hedge guaranteed living benefits;	• changes in benefit reserves and DAC, VOBA and SIA related to net realized capital gains and losses; and
• net realized capital gains and losses; • gain on the sale of AIG Advisor Group;	• non-operating litigation reserves and settlements.

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

We report our results of operations as follows:

•      Commercial Insurance –  Commercial Insurance offers property casualty insurance products and services to commercial customers worldwide. Product lines include Casualty, Property, Specialty, and Financial lines. These products are distributed through a diversified multichannel distribution network that includes independent insurance brokers, and through an independent agency network.

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

•      Corporate and Other – Corporate and Other consists of income from assets held by AIG Parent and other corporate subsidiaries, results from United Guaranty and Institutional Markets, general operating expenses not attributable to specific reportable segments and interest expense. It also includes run-off lines of insurance business.

Prior to the third quarter of 2016, we presented United Guaranty and Institutional Markets as operating segments of Commercial Insurance. Beginning in the third quarter of 2016, in order to align our financial reporting with the manner in which our chief operating decision makers review the businesses to assess performance and make decisions about resources to be allocated, United Guaranty and Institutional Markets are presented in the Corporate and Other category for all periods presented. As a result, Commercial Insurance operations now consist of our commercial property and casualty business.

 As a result of the transaction agreement discussed in Note 4 to the Condensed Consolidated Financial Statements, the associated assets and liabilities of UGC have been classified as held-for-sale at September 30, 2016.

In the second quarter of 2015, a United Guaranty subsidiary and certain of our property casualty companies entered into a 50 percent quota share arrangement whereby the United Guaranty subsidiary (1) ceded 50 percent of the risk relating to policies written in 2014 that were current as of January 1, 2015 and (2) ceded 50 percent of the risk relating to all policies written in 2015 and 2016, each in exchange for a 30 percent ceding commission and reimbursements of 50 percent of the losses and loss adjustment expenses incurred on covered policies. Beginning in the third quarter of 2016, the effects of these intercompany reinsurance arrangements are included in the results of Commercial Insurance and Corporate and Other for all periods presented. Previously, these arrangements were eliminated for purposes of segment reporting.

Prior periods have been revised to conform to the current period presentation for the above segment changes.

On January 26, 2016, we announced several actions designed to create a leaner, more profitable and focused insurer. These actions include a plan to reorganize our operating model into “modular”, more self-contained business units to enhance transparency and accountability. Additionally, we are introducing a new Legacy Portfolio that aims to maximize value and release capital of certain run-off non-strategic assets and highlight progress on improving the return on equity (ROE) of our Operating Portfolio.  When the new operating structure is finalized in the fourth quarter, the presentation of our segment results will be modified and prior periods’ presentation will be revised to conform to the new structure.

Item 2 / EXECUTIVE OVERVIEW

2016 Divestiture and Reinsurance Transaction Highlights

Since the first quarter of 2016, we have entered into or consummated the following transactions:

•    In May 2016, we completed the sale of the Advisor Group to investment funds affiliated with Lightyear Capital LLC and PSP Investments.

•    In August 2016, we entered into an agreement to sell our 100 percent interest in UGC and certain related affiliates to Arch for total consideration of $3.4 billion.  Consummation of this transaction is subject to obtaining the requisite regulatory approvals or non-disapprovals and other customary closing conditions.

•    In August 2016, we sold our controlling interest in NSM Insurance Group (NSM), a managing general agent, to ABRY Partners for consideration of $201 million. We retained an equity interest in a newly formed joint venture and will continue to provide underwriting capacity to NSM.

•    In September 2016, we entered into an agreement to sell our 20 percent interest in Ascot Underwriting Holdings Ltd. and our 100 percent interest in the related syndicate-funding subsidiary Ascot Corporate Name Ltd. to Canada Pension Plan Investment Board (CPPIB). Consummation of the transaction is subject to receipt of regulatory approvals and other customary closing conditions.  Total consideration for the transaction is $1.1 billion, inclusive of CPPIB’s recapitalization of Syndicate 1414’s Funds at Lloyd’s (FAL) capital requirements. We expect to receive approximately $240 million in net cash proceeds from the transaction after the FAL recapitalization and release of the AIG-guaranteed letter of credit currently supporting the syndicate’s FAL.

•    In September 2016, we entered into a reinsurance agreement involving certain whole life and universal life businesses of one of our domestic life insurance subsidiaries. This transaction reduced certain statutory reserves that were above economic requirements, which released excess statutory capital of $1.0 billion that was included in dividend payments to AIG Parent.

•    In October 2016, we entered into an agreement with Fairfax Financial Holdings Limited (Fairfax), as part of a strategic partnership that will further focus and streamline our global insurance operations. We agreed to sell to Fairfax our country subsidiary operations in Argentina, Chile, Colombia, Uruguay, Venezuela, as well as insurance operations in Turkey. Fairfax will also acquire renewal rights for the portfolio of local business written by our operations in Bulgaria, Czech Republic, Hungary, Poland, Romania, and Slovakia, and assume certain of our operating assets and employees. Total cash consideration to us is expected to be approximately $240 million. The transactions are subject to obtaining the relevant regulatory approvals and other customary closing conditions.  This divesture furthers our strategic goal of focusing our geographic footprint for Commercial Insurance and Personal insurance, while maintaining our global multinational capabilities.

Item 2 / EXECUTIVE OVERVIEW

Executive Summary

Financial Performance

Commercial Insurance pre‑tax operating income increased in the three-month period ended September 30, 2016 compared to the same period in the prior year primarily due to higher returns on alternative investments and an increase in fair value of assets accounted for under the fair value option, partially offset by an increase in underwriting loss. The increase in underwriting loss was driven primarily by higher catastrophe losses and higher net adverse prior year loss reserve development primarily from U.S. program business within Specialty, partially offset by favorable Property development. This impact was partially offset by lower general operating expenses, lower acquisition costs, and an improvement in the accident year loss ratio, as adjusted, reflecting lower severe losses, compared to the same period in the prior year.

Commercial Insurance pre‑tax operating income decreased in the nine-month period ended September 30, 2016 compared to the same period in the prior year primarily due to lower returns on alternative investments, as well as an underwriting loss compared to underwriting income for the same period in the prior year. The underwriting results were impacted by significantly higher catastrophe losses and a net loss reserve discount charge compared to a benefit in the same period in the prior year as a result of decreases in the forward yield curve rates used for discounting. These results were partially offset by an improvement in the accident year loss ratio, as adjusted, and lower net adverse prior year loss reserve development compared to the same period in the prior year.

Consumer Insurance pre-tax operating income increased  in the three-month period ended September 30, 2016 compared to the same period in the prior year, due to higher underwriting income in Personal Insurance, higher net positive adjustments to reflect the update of actuarial assumptions in Retirement and Life, higher returns on alternative investments and lower domestic general operating expenses in Retirement and Life. Retirement pre-tax operating income increased in the three-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to a higher net positive adjustment from the review and update of actuarial assumptions, higher net investment income, the impact of lower equity market performance in the prior year and higher policy fees from growth in assets under management. Life pre-tax operating income increased  in the three-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to a lower net negative adjustment from the review and update of actuarial assumptions, higher net investment income and lower domestic general operating expenses.  Personal Insurance pre-tax operating income increased in the three-month period ended September 30, 2016 compared to the same period in the prior year, reflecting strategic actions to reduce expenses and refocus direct marketing activities, partially offset by higher current accident year losses.

Consumer Insurance pre-tax operating income increased in the nine-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to higher net positive adjustments to reflect the update of actuarial assumptions in Retirement and Life, favorable mortality experience in Life, lower domestic general operating expenses in Retirement and Life and improved underwriting results in Personal Insurance, which reflected strategic actions to reduce expenses and refocus direct marketing activities together with higher net favorable prior year loss reserve development and lower general operating expenses, partially offset by lower returns on alternative investments in Retirement and Life.

Corporate and Other reported a higher pre-tax operating loss in the three-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to a pre-tax operating loss in Institutional Markets driven by loss recognition expense on certain payout annuities from the update of actuarial assumptions. This was partially offset by higher earnings on investments for which the fair value option was elected. Also, the three-month period ended September 30, 2015 included a pension curtailment credit. Additionally, the run-off insurance lines reported underwriting income in the three-month period ended September 30, 2016 compared to underwriting loss in the same period in the prior year, primarily driven by lower net adverse prior year loss reserve development as well as a decrease in net loss reserve discount charge related to excess workers’ compensation business largely driven by interest rate movements.

Corporate and Other reported a pre-tax operating loss in the nine-month period ended September 30, 2016, compared to pre-tax operating income in the same period in the prior year, primarily due to a pre-tax operating loss from Institutional Markets,

Item 2 / EXECUTIVE OVERVIEW

lower earnings on investments for which the fair value option was elected, as well as an absence of equity earnings from shares in AerCap, which were sold in the prior-year period. In addition, the nine-month period ended September 30, 2015 included a pension curtailment credit. Additionally, Run-off insurance lines reported a pre-tax operating loss in the nine-month period ended September 30, 2016 compared to pre-tax operating income in the same period in the prior year. The pre-tax operating loss in Run-off insurance lines was driven by a charge for the discount on excess workers’ compensation reserves in the nine-month period ended September 30, 2016 compared to a benefit in the same period in the prior year, largely driven by decreases in the forward yield curve rates used for discounting.

Our investment portfolio performance improved  in the three-month period ended September 30, 2016 compared to the same period in the prior year primarily due to higher returns on alternative investments. Our investment portfolio performance declined in the nine-month period ended September 30, 2016 compared to the same period in the prior year due to lower income on alternative investments and lower reinvestment yields, partially offset by an increase in invested assets and higher gains on securities for which the fair value option was elected.

Net realized capital losses increased in the three-month period ended September 30, 2016 compared to the same period in the prior year primarily due to higher foreign exchange losses related to the weakening of the British pound following the Brexit vote, which more than offset lower other-than temporary impairment charges and higher gains on the sale of securities.

We recorded net realized capital losses in the nine-month period ended September 30, 2016 primarily due to foreign exchange losses and impairments, which were higher than the gain recognized on the sale of a portion of our holdings in People’s Insurance Company (Group) of China Limited and PICC Property & Casualty Company Limited (collectively, our PICC Investment), compared to net realized capital gains in the same period in the prior year, which was driven primarily by foreign exchange gains and net gains on the sales of various securities such as the Class B shares of Prudential Financial and common shares of Springleaf Holdings, Inc.  See MD&A – Investments – Net Realized Capital Gains and Losses for further discussion.

In keeping with our broad and on-going efforts to transform AIG for long-term competitiveness, results for the three- and nine-month periods ended September 30, 2016 included approximately $0.2 billion and $0.5 billion, respectively, of pre-tax restructuring and other costs, primarily composed of employee severance and contract termination charges. Results for both the three- and nine-month periods ended September 30, 2015 included approximately $0.3 billion of pre-tax restructuring and other costs.

We continue to execute initiatives focused on organizational simplification, operational efficiency, and business rationalization, which are expected to result in pre-tax restructuring and other costs of approximately $1.2 billion (of which approximately $1.0 billion has been recognized) as well as generate pre-tax annualized savings of approximately $1.2 billion to $1.3 billion when fully implemented.

Item 2 / EXECUTIVE OVERVIEW

Our Performance – Selected Indicators

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data and ratios)	2016	2015	2016	2015
Results of operations data:
Total revenues	$12,854	$12,822	$39,357	$44,496
Income (loss) from continuing operations	433	(180)	2,211	4,071
Net income (loss) attributable to AIG	462	(231)	2,192	4,037
Net Income (loss) per common share attributable to AIG (diluted)	0.42	(0.18)	1.92	2.97
After-tax operating income attributable to AIG	$1,097	$691	$2,983	$4,275
After-tax operating income per common share
attributable to AIG (diluted)	1.00	0.52	2.61	3.15
Key metrics:
Commercial Insurance
Pre-tax operating income	$729	$592	$2,306	$2,990
Loss ratio	77.7	72.8	73.1	70.4
Accident year loss ratio, as adjusted	64.8	66.7	63.4	65.7
Combined ratio	105.3	102.3	100.9	99.3
Accident year combined ratio, as adjusted	92.4	96.2	91.2	94.6
Net premiums written	$4,357	$5,275	$13,221	$16,157
Consumer Insurance
Pre-tax operating income	$1,384	$657	$3,276	$2,625
Personal Insurance loss ratio	56.3	53.4	54.8	55.0
Personal Insurance accident year loss ratio, as adjusted	56.5	53.0	54.9	54.1
Personal Insurance combined ratio	96.3	99.6	95.2	100.9
Personal Insurance accident year combined ratio, as adjusted	96.5	99.2	95.3	100.0
Personal Insurance net premiums written	$2,919	$3,016	$8,653	$8,861
Retirement premiums	45	37	151	127
Retirement premiums and deposits	5,172	6,625	18,456	18,204
Life premiums	791	675	2,289	2,085
Life premiums and deposits	1,363	1,223	3,931	3,695
Life Insurance Companies assets under management	359,109	332,886	359,109	332,886

Common Stock Repurchases:
Aggregate repurchases of common stock	$2,258	$3,730	$8,506	$7,473
Total number of common shares repurchased	40	61	153	130	*
Aggregate repurchase of warrants	-	-	263	-
Total number of warrants repurchased	-	-	15	-

* The total number of shares of AIG Common Stock repurchased in the nine-month period ended September 30, 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an ASR agreement executed in the fourth quarter of 2014.

			September 30,	December 31,
(in millions, except per share data)			2016	2015
Balance sheet data:
Total assets			$514,568	$496,842
Long-term debt			32,277	29,249
Total AIG shareholders’ equity			88,663	89,658
Book value per common share			85.02	75.10
Book value per common share, excluding AOCI			76.33	72.97
Book value per common share, excluding AOCI and DTA			61.41	58.94

Item 2 / EXECUTIVE OVERVIEW

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2016	2015	2016	2015	2015
Return on equity	2.1%	(0.9)%	3.3%	5.1%	2.2%
Return on equity - after-tax operating income, excluding
AOCI	5.4	2.9	4.8	6.0	3.1
Return on equity - after-tax operating income, excluding
AOCI and DTA	6.7	3.5	6.0	7.1	3.7

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI, and Book value per common share, excluding AOCI and DTA, which are non-GAAP measures.  See Use of Non‑GAAP Measures for additional information.

	September 30,	December 31,
(in millions, except per share data)	2016	2015
Total AIG shareholders' equity	$88,663	$89,658
Accumulated other comprehensive income	9,057	2,537
Total AIG shareholders' equity, excluding AOCI	79,606	87,121

Deferred tax assets	15,567	16,751
Total AIG shareholders' equity, excluding AOCI and DTA	$64,039	$70,370

Total common shares outstanding	1,042,888,556	1,193,916,617
Book value per common share	$85.02	$75.10
Book value per common share, excluding AOCI	76.33	72.97
Book value per common share, excluding AOCI and DTA	$61.41	$58.94

The following table presents a reconciliation of Return on equity to Return on equity, after-tax operating income, excluding AOCI, and Return on equity, after-tax operating income, excluding AOCI and DTA, which are non-GAAP measures.  See Use of Non‑GAAP Measures for additional information.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(dollars in millions)	2016	2015	2016	2015	2015
Actual or annualized net income (loss) attributable to AIG	$1,848	$(924)	$2,923	$5,383	$2,196
Actual or annualized after-tax operating income attributable to AIG	4,388	2,764	3,977	5,700	2,927
Average AIG Shareholders' equity	89,305	101,629	89,196	104,534	101,558
Average AOCI	8,658	7,089	6,344	8,863	7,598
Average AIG Shareholders' equity, excluding average AOCI	80,647	94,540	82,852	95,671	93,960
Average DTA	15,591	15,271	16,189	15,567	15,803
Average AIG Shareholders' equity, excluding average AOCI and DTA	$65,056	$79,269	$66,663	$80,104	$78,157
ROE	2.1%	(0.9)%	3.3%	5.1%	2.2%
ROE - after-tax operating income, excluding AOCI	5.4	2.9	4.8	6.0	3.1
ROE - after-tax operating income, excluding AOCI and DTA	6.7	3.5	6.0	7.1	3.7

Item 2 / EXECUTIVE OVERVIEW

Total revenues (in millions)	Income (loss) from continuing operations (in millions)

Net income (Loss) ATTRIBUTABLE TO AIG (in millions)	Net INCOME (loss) PER COMMON SHARE ATTRIBUTABLE TO AIG (DILUTED)

after-tax operating income attributable to aig (excludes net realized capital gains and certain other items) (in millions)	Pre-tax operating income (loss) by segment (in millions)

Item 2 / EXECUTIVE OVERVIEW

TOTAL ASSETS (in millions)	Long-term debt (in millions)
Total AIG shareholders’ equity (in millions)	Book value per COMMON share, book value per common share excluding AOCI and book value per common share excluding AOCI and dta

*   Includes operating borrowings of other subsidiaries and consolidated investments and hybrid debt securities.

Investment Highlights

Net investment income increased to $3.8 billion in the three-month period ended September 30, 2016 compared to $3.2 billion in the same period in the prior year due to higher income on alternative investments and an increase in the fair market value of assets where the fair value option was elected.  Net investment income decreased to $10.5 billion in the nine-month period ended September 30, 2016 compared to $10.9 billion in the same period in the prior year due to lower income on alternative investments and lower reinvestment yields, partially offset by an increase in invested assets and higher gains on securities for which the fair value option was elected. While corporate debt securities represented the core of new investment allocations, we continued to make investments in structured securities, mortgage loans and other fixed income investments with favorable risk versus return characteristics to improve yields and increase net investment income.

Net unrealized gains in our available for sale portfolio increased to approximately $19.6 billion as of September 30, 2016, from approximately $8.8 billion as of December 31, 2015, due to a decline in interest rates and a narrowing of credit spreads.

The overall credit rating of our fixed maturity securities portfolio remains largely unchanged from December 31, 2015.

Item 2 / EXECUTIVE OVERVIEW

Liquidity and Capital Resources Highlights

We maintained financial flexibility at AIG Parent in the nine-month period ended September 30, 2016   through $2.5 billion in dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $3.8 billion in dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies. AIG Parent also received $2.2 billion in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in the nine-month period ended September 30, 2016, including $595 million of such payments in the third quarter of 2016.

Our Board of Directors increased our previous share repurchase authorization of AIG Common Stock, par value $2.50 per share (AIG Common Stock), by an additional $3.0 billion on November 2, 2016, resulting in a remaining authorization on such date of approximately $4.4 billion. During the nine-month period ended September 30, 2016, we repurchased approximately 153 million shares of AIG Common Stock for an aggregate purchase price of approximately $8.5 billion pursuant to this authorization, and we repurchased 15 million warrants to purchase shares of AIG Common Stock, for an aggregate purchase price of $263 million pursuant to this authorization. Pursuant to Securities Exchange Act of 1934 (Exchange Act) Rule 10b5-1 repurchase plans, from October 1 to November 2, 2016, we have repurchased approximately $946 million of additional shares of AIG Common Stock.

We paid a cash dividend on AIG Common Stock of $0.32 per share on each of March 28, 2016, June 27, 2016 and September 29, 2016.

Our Board of Directors declared a cash dividend on AIG Common Stock on November 2, 2016 of $0.32 per share, payable on December 22, 2016 to shareholders of record on December 8, 2016.

Strategic Outlook

Industry Trends

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in 2016, characterized by factors such as historically low interest rates, instability in the global equity markets, volatile energy markets, slowing growth in China and Euro-Zone economies and the United Kingdom (the UK) advisory referendum in which a majority voted for the UK to withdraw its membership in the European Union (the EU) (commonly referred to as Brexit). The Brexit vote has also affected the U.S. dollar/British pound exchange rate, increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), and created volatility in the financial markets, which may continue for some time.

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

Item 2 / EXECUTIVE OVERVIEW

For investment-oriented products in our Retirement and Life operating segments and our Institutional Markets operations, our spread management strategies include disciplined pricing and product design for new business, limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable, and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Lowering interest crediting rates can help offset the impact of lower investment yields, but our ability to lower crediting rates may be limited by the competitive environment, contractual minimum crediting rates, and provisions that allow rates to be reset only at pre-established intervals. As a result, the timing and extent of crediting rate decreases may differ from the corresponding declines in investment yields, which could reduce our spreads and future profitability. A sustained low interest rate environment may favorably affect surrender activity of contract holders whose contractual minimum crediting rates are above those currently available in the marketplace. In addition, customers are currently seeking fixed annuities with longer surrender charge periods in pursuit of higher returns, which may help mitigate the increase of surrenders if interest rates rise rapidly in the future.

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

The impact of low interest rates on our Commercial Insurance segment is primarily on our long-tail Casualty line of business. We expect limited impacts on our existing long-tail Casualty business as the duration of our assets is slightly longer than that of our liabilities. We do expect sustained low interest rates will impact new and renewal business for the long-tail Casualty line as we may not be able to adjust our future pricing consistent with our profitability objectives to fully offset the impact of investing at lower rates. However, we will continue to maintain pricing discipline and risk selection.

For our Commercial Insurance segment, and run-off insurance lines reported within Corporate and Other, sustained low interest rates may unfavorably affect the net loss reserve discount for workers’ compensation, and to a lesser extent could favorably impact assumptions about future medical costs; the combined net effect of which could result in higher net loss reserves.

Additionally, sustained low interest rates on discounting of projected benefit cash flows for our pension plans may result in higher pension expense.

Currency volatility in the first nine months  of 2016 was acute compared to recent years, as the  British pound weakened considerably against the U.S. dollar, although the Japanese yen strengthened against the U.S. dollar in that period.  The euro also weakened modestly against the U.S. dollar. Such volatility affected line item components of income for those businesses with substantial international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on underwriting results, however, is significantly mitigated, as both revenues and expenses are similarly affected.

These currencies may continue to fluctuate, in either direction, especially as a result of the UK’s expected exit from the EU, and such fluctuations will affect net premiums written growth trends reported in U.S. dollars, as well as financial statement line item comparability.

See Results of Operations – Foreign Currency Impact; Results of Operations – Segment Results – Quarterly and Year-to-date Pre-Tax Income Comparison for 2016 and 2015; Results of Operations – Commercial Insurance Net Premiums Written by Region; and Results of Operations – Consumer Insurance – Personal Insurance Net Premiums Written by Region.

Item 2 / EXECUTIVE OVERVIEW

AIG Priorities for 2016 and Beyond

AIG is focused on the following priorities for 2016 and beyond:

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

•      Improving the Commercial Insurance accident year loss ratio

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

Commercial Insurance has observed improving trends in certain key indicators that may partially offset the effect of current economic challenges. In the first nine months of 2016, the property casualty insurance industry experienced growth in certain classes of business in Property and Financial lines. Commercial Insurance also expects that expansion in certain growth economies will continue at a faster pace than in developed countries, but at levels lower than those previously expected due to revised economic assumptions. As a result of its ongoing strategy to optimize its portfolio and maintain underwriting discipline, Commercial Insurance expects that net premiums written for the U.S. Casualty line, and to a lesser extent, certain lines within Specialty and Property, will continue to decrease throughout the remainder of the year. In addition, the Brexit referendum may negatively affect premium production in the European market, both on a reported basis and in original currency.

Overall, Commercial Insurance experienced a modest increase in rate pressure in the first nine months of 2016. Commercial Insurance expects that trend to continue in the near term, particularly in certain lines including in the U.S. Property Excess and Surplus market. Commercial Insurance continues to differentiate its underwriting capacity from its peers by leveraging its global footprint, diverse product offering, risk engineering expertise and significant underwriting experience.

Item 2 / EXECUTIVE OVERVIEW

In the U.S., Commercial Insurance’s exposure to terrorism risk is mitigated by the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA)  in addition to limited private reinsurance protections. For additional information on TRIPRA, see Item 1A. Risk Factors — Reserves and Exposures and Item 7. MD&A — Enterprise Risk Management — Insurance Operations Risks — Non-Life Insurance Companies Key Insurance Risks — Terrorism Risk in our 2015 Annual Report.

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

Invest to Grow — Grow our higher-value businesses while investing in transformative opportunities, continuing initiatives to modernize our technology and infrastructure, advancing our engineering capabilities, innovating new products and client risk solutions and delivering a better client experience.

Customer

Our vision is to be our clients’ most valued insurer. We expect that investments in underwriting, claims services, client risk solutions, science and data will continue to differentiate us from our peers and drive a superior client experience. For example, during the fourth quarter of 2015, we increased global commercial property limits to $2.5 billion per occurrence from $1.5 billion, in response to increased demand for capacity and services from clients managing complex global risks and increasing property values. This increase was the result of recent investments in engineering and analytical capabilities, which in turn allowed us to secure meaningful support from a panel of long-standing reinsurers.

Sharpen Commercial Focus

Exit or remediate targeted underperforming portfolios

Commercial Insurance is focused on serving our clients by providing the products and services where we have the most potential to deliver value.  Experience and emerging data indicate that there are consistently under-performing sub-segments of our business.  We will invest and grow where we see opportunity and we will exit or remediate underperforming portfolios. For example, in 2015 we transferred approximately $1.2 billion of loss reserves to our run-off insurance lines and in the nine-month period ended September 30, 2016 we transferred another $1.3 billion. This enables us to focus on growth opportunities while allowing for more proactive management of the transferred reserves by run-off specialists. We also did not renew certain accounts that did not meet our profit objectives in our Casualty and Property lines and, to a lesser extent, in our Specialty lines.

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

Accelerate micro-segmentation of risks using internal and external data

Commercial Insurance continues to improve decision-making, risk acceptance and pricing based on its ongoing efforts to refine segmentation by customer, industry and geography. For example, after enhancing the segmentation of workers’ compensation, Commercial Insurance has observed different experience and trends, which helps inform its risk appetite, pricing and loss mitigation decisions.

Invest to Grow

Grow most profitable lines

Commercial Insurance continues to focus on growth in our higher-value businesses while investing in transformative opportunities, continuing initiatives to modernize our technology and infrastructure, advancing our engineering capabilities, innovating new products and client risk solutions and delivering a better client experience.  Commercial Insurance expects to grow in businesses such as Financial lines, including D&O, Cyber and Mergers & Acquisitions, Large Limit and Middle Market Property, Multinational and certain areas internationally.

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

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products, although our disciplined rate setting has helped to mitigate some of the pressure on investment spreads. In addition, mutual insurance companies and more highly leveraged competitors are currently offering higher crediting rates. As long as the low interest rate environment continues, conditions will be challenging for the fixed annuity market. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Customers are, however, currently buying fixed annuities with longer surrender periods in pursuit of higher returns, which may help mitigate the rate of increase in surrenders in a rapidly rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to the contract holders are driving better than expected persistency.  Low interest rates have also driven growth in our fixed index annuity products, which provide additional interest crediting tied to favorable performance in certain equity market indices.

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

Life

Populations are living longer and have increased needs for financial protection for beneficiaries, estate planning and wealth creation. The Life operating segment addresses the need for protection against the risk of premature death through a broad spectrum of products that include both term and permanent life insurance. In addition, the Life operating segment has numerous product designs and benefits that offset other risks such as chronic and critical illness.

Item 2 / EXECUTIVE OVERVIEW

In response to a sustained low interest rate environment, the Life operating segment has been actively re-pricing products and shifting its focus away from products with long-duration interest rate guarantees by introducing new products with shorter guarantees as well as index universal life products.

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

Item 2 / EXECUTIVE OVERVIEW

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

Life will continue to invest to position itself for growth, serve its customers more effectively, and maintain pricing discipline in its overall strategy. Life’s organization has been aligned to focus on the demographic, governmental and socioeconomic trends unique to each area in which we operate. To improve capital efficiency, we entered into a reinsurance agreement in September 2016 involving certain of our whole life and universal life businesses. The transaction reduced certain statutory reserves that are above economic requirements in our domestic Life business, which released excess statutory capital that was included in the dividends paid by the Life Insurance Companies in the three-month period ended September 30, 2016.

In October 2016, we made a strategic decision to refocus our group benefits business, which included the decision to cease quoting new business in Life’s U.S. employer and voluntary group benefits lines and seek strategic alternatives for group products distributed through sponsored organizations.

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

Item 2 / EXECUTIVE OVERVIEW

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

In conjunction with our strategic divestiture program, in May 2016, we completed the sale of AIG Advisor Group, our network of independent broker-dealers, to investment funds affiliated with Lightyear Capital LLC and PSP Investments, and recognized a pre-tax gain of $238 million.

See Results of Operations — Consumer Insurance and Insurance Reserves for additional information about our Consumer Insurance businesses.

Item 2 / EXECUTIVE OVERVIEW

Corporate and Other strategic initiatives and OUTLOOK

United Guaranty

On August 15, 2016, we entered into an agreement to sell our 100 percent interest in UGC and certain related affiliates to Arch. Total consideration for the transaction is expected to be $3.4 billion. In the second quarter of 2015, a United Guaranty subsidiary and certain of our property casualty companies entered into a 50 percent quota share arrangement whereby  the United Guaranty subsidiary (1) ceded 50 percent of the risk relating to policies written in 2014 that were current as of January 1, 2015 and (2) ceded 50 percent of the risk relating to all policies written in 2015 and 2016, each in exchange for a 30 percent ceding commission and reimbursements of 50 percent of the losses and loss adjustment expenses incurred on covered policies. Beginning in the third quarter of 2016, the effects of these intercompany reinsurance arrangements are included in the results of Commercial Insurance and Corporate and Other for all periods presented. Previously, these arrangements were eliminated for purposes of segment reporting.

The closing of the transaction is subject to certain conditions, including obtaining the requisite regulatory approvals or non-disapprovals and other customary closing conditions.

Institutional Markets

Institutional Markets is expected to continue growing its assets under management from the structured settlement business, stable value wrap business and GICs, as well as from disciplined growth through the pursuit of select opportunities related to pension buyouts and corporate markets. Volatility in the earnings of our alternative investment portfolio will continue to affect Institutional Markets’ results. Institutional Markets could incur additional loss recognition expense if future yield assumptions were lowered on assets that support certain long-duration products, primarily structured settlements, for which we do not have the ability to adjust interest rates. Lower assumptions for future yields on such assets could result from reinvestment of portfolio cash flows in the sustained low interest rate environment, which may include proceeds from the strategic sale of alternative investments that currently support such products.

Item 2 / RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following section provides a comparative discussion of our Results of Operations on a reported basis for the three- and nine-month periods ended September 30, 2016 and 2015. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment discussion. For a discussion of the Critical Accounting Estimates that affect the Results of Operations, see the Critical Accounting Estimates section of this MD&A and Part II, Item 7. MD&A — Critical Accounting Estimates in the 2015 Annual Report.

The following table presents our consolidated results of operations:

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2016	2015	Change		2016	2015	Change
Revenues:
Premiums	$8,581	$8,862	(3)%		$26,138	$27,229	(4)%
Policy fees	646	701	(8)		2,029	2,066	(2)
Net investment income	3,783	3,206	18		10,479	10,870	(4)
Net realized capital gains (losses)	(765)	(342)	(124)		(829)	1,125	NM
Other income	609	395	54		1,540	3,206	(52)
Total revenues	12,854	12,822	-		39,357	44,496	(12)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	7,489	6,936	8		20,748	20,587	1
Interest credited to policyholder account balances	887	881	1		2,798	2,758	1
Amortization of deferred policy acquisition costs	1,018	1,275	(20)		3,625	3,981	(9)
General operating and other expenses	2,536	3,175	(20)		8,125	9,214	(12)
Interest expense	329	321	2		955	977	(2)
(Gain) loss on extinguishment of debt	(14)	346	NM		76	756	(90)
Net (gain) loss on sale of divested businesses	(128)	3	NM		(351)	10	NM
Total benefits, losses and expenses	12,117	12,937	(6)		35,976	38,283	(6)
Income (loss) from continuing operations before
income tax expense	737	(115)	NM		3,381	6,213	(46)
Income tax expense	304	65	368		1,170	2,142	(45)
Income (loss) from continuing operations	433	(180)	NM		2,211	4,071	(46)
Income (loss) from discontinued operations,
net of income tax expense	3	(17)	NM		(54)	-	NM
Net income (loss)	436	(197)	NM		2,157	4,071	(47)
Less: Net income (loss) attributable to noncontrolling
interests	(26)	34	NM		(35)	34	NM
Net income (loss) attributable to AIG	$462	$(231)	NM	%	$2,192	$4,037	(46)%

For the three-month period ended September 30, 2016, the effective tax rate on income from continuing operations was 41.2 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to foreign exchange losses incurred by our foreign subsidiaries related to the weakening of the British pound following the Brexit vote taxed at a statutory tax rate lower than 35 percent, partially offset by tax benefits associated with tax exempt interest income and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities.

For the nine-month period ended September 30, 2016, the effective tax rate on income from continuing operations was 34.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt interest income, the impact of an agreement reached with the IRS related to certain tax issues under audit and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, partially offset by a tax charge and related interest associated with increases in uncertain tax positions related to cross border financing transactions and foreign exchange losses incurred by our foreign subsidiaries related to the weakening of the British pound following the Brexit vote taxed at a statutory tax rate lower than 35 percent.

Item 2 / RESULTS OF OPERATIONS

For the three-month period ended September 30, 2015, the effective tax rate on loss from continuing operations was not meaningful, due to a tax charge on a pre-tax loss. The tax charge was primarily due to increases in uncertain tax positions related to cross-border financing transactions, partially offset by tax benefits associated with tax-exempt interest income and the partial completion of the IRS examination covering tax year 2006.

For the nine-month period ended September 30, 2015, the effective tax rate on income from continuing operations was 34.5 percent. The effective tax rate on income from continuing operations for the nine-month period ended September 30, 2015 differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax-exempt interest income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the deferred tax asset valuation allowance previously released to accumulated other comprehensive income, and the partial completion of the IRS examination covering tax year 2006, partially offset by tax charges associated with increases in uncertain tax positions related to cross-border financing transactions and increases in the deferred tax asset valuation allowances associated with certain foreign jurisdictions. The nine-month period ended September 30, 2015 includes an increase in the deferred tax asset valuation allowance primarily attributable to the effects of changes in the Japanese tax law enacted on March 31, 2015, partially offset by changes in projections of future taxable income.

The following table presents a reconciliation of pre-tax operating income to pre-tax income and after-tax operating income to net income (loss) attributable to AIG:

Three Months Ended September 30,	2016			2015
		Total	After		Total	After
(in millions)	Pre-tax	Tax	Tax	Pre-tax	Tax	Tax
Operating income, excluding noncontrolling interests	$1,612	$512	$1,100	$848	$164	$684
Noncontrolling interest			(3)			7
Operating income, net of noncontrolling interests	$1,612	$512	$1,097	$848	$164	$691
Uncertain tax positions and other tax adjustments		42	(42)		233	(233)
Deferred income tax valuation allowance releases (charges)		(2)	2		8	(8)
Changes in fair value of securities used to hedge guaranteed living benefits	17	6	11	4	1	3
Changes in benefit reserves and DAC, VOBA and SIA related to net realized
capital gains (losses)	(67)	(24)	(43)	(2)	-	(2)
Other (income) expense - net	3	1	2	-	-	-
Loss on extinguishment of debt	14	5	9	(346)	(121)	(225)
Net realized capital losses	(765)	(210)	(555)	(342)	(121)	(221)
Noncontrolling interest on net realized capital losses			29			(41)
Income (loss) from discontinued operations			3			(17)
Income (loss) from divested businesses	128	45	83	(3)	(2)	(1)
Non-operating litigation reserves and settlements	5	2	3	30	10	20
Reserve development related to non-operating run-off
insurance business	-	-	-	(30)	(10)	(20)
Restructuring and other costs	(210)	(73)	(137)	(274)	(97)	(177)
Pre-tax income/net income (loss) attributable to AIG	$737	$304	$462	$(115)	$65	$(231)

Weighted average diluted shares outstanding			1,102,400,770			1,279,072,748
Income (loss) per common share attributable to AIG (diluted)			$0.42			$(0.18)
After-tax operating income per common share attributable to AIG (diluted)*			$1.00			$0.52

Item 2 / RESULTS OF OPERATIONS

Nine Months Ended September 30,	2016			2015
		Total	After		Total	After
	Pre-tax	Tax	Tax	Pre-tax	Tax	Tax
Operating income, excluding noncontrolling interests	$4,186	$1,198	$2,988	$6,243	$1,974	$4,269
Noncontrolling interest			(5)			6
Operating income, net of noncontrolling interests	$4,186	$1,198	$2,983	$6,243	$1,974	$4,275
Uncertain tax positions and other tax adjustments		184	(184)		142	(142)
Deferred income tax valuation allowance releases (charges)		(4)	4		61	(61)
Changes in fair value of securities used to hedge guaranteed living benefits	270	95	175	(39)	(14)	(25)
Changes in benefit reserves and DAC, VOBA and SIA related to net realized
capital gains (losses)	(91)	(32)	(59)	(84)	(29)	(55)
Other (income) expense - net	15	5	10	-	-	-
Loss (gain) on extinguishment of debt	(76)	(26)	(50)	(756)	(265)	(491)
Net realized capital gains (losses)	(829)	(217)	(612)	1,125	394	731
Noncontrolling interest on net realized capital gains (losses)			40			(40)
Income (loss) from discontinued operations			(54)			-
Income (loss) from divested businesses	351	123	228	(58)	(44)	(14)
Non-operating litigation reserves and settlements	43	15	28	86	30	56
Reserve development related to non-operating run-off
insurance business	-	-	-	(30)	(10)	(20)
Restructuring and other costs	(488)	(171)	(317)	(274)	(97)	(177)
Pre-tax income/net income attributable to AIG	$3,381	$1,170	$2,192	$6,213	$2,142	$4,037

Weighted average diluted shares outstanding			1,142,700,207			1,357,108,784
Income per common share attributable to AIG (diluted)			$1.92			$2.97
After-tax operating income per common share attributable to AIG (diluted)			$2.61			$3.15

* For the quarter ended September 30, 2015, because we reported a net loss, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts.  However, because we reported after-tax operating income, the calculation of after-tax operating income per diluted share includes dilutive shares of 40,356,170.

Net income attributable to AIG increased in the three-month period ended September 30, 2016 compared to the same period in the prior year due to higher income from insurance operations, reflecting increased net investment income, lower loss on extinguishment of debt, gain on sale of divested business and higher income on assets held by AIG Parent, partially offset by loss recognition expense on certain payout annuities in Institutional Markets and higher net realized capital losses, which included increases in the fair value of embedded derivatives related to variable annuity guaranteed living benefits, net of hedges in the three-month period ended September 30, 2016.

Net income attributable to AIG decreased in the nine-month period ended September 30, 2016 compared to the same period in the prior year due to lower income on assets held by AIG Parent, a decrease in income from insurance operations, reflecting decreased net investment income, loss recognition expense on certain payout annuities in Institutional Markets, and net realized capital losses in the nine month period ended September 30, 2016 compared to net realized capital gains in the same period in the prior year, partially offset by lower loss on extinguishment of debt. Net realized capital losses in the nine-month period ended September 30, 2016 included increases in the fair value of embedded derivatives related to variable annuity guaranteed living benefits, net of hedges, compared to net realized capital gains from decreases in such liabilities in the same period in the prior year (see Insurance Reserves – Life Insurance Companies – Variable Annuity Guaranteed Benefit Features and Hedging Program).

After-tax operating income attributable to AIG increased in the three-month period ended September 30, 2016 compared to the same period in the prior year primarily due to an increase in income from insurance operations, reflecting increased net investment income and higher income on assets held by AIG Parent, partially offset by losses from Institutional Markets driven by loss recognition expense on certain payout annuities from the update of actuarial assumptions.  After-tax operating income attributable to AIG decreased in the nine-month period ended September 30, 2016 compared to the same period in the prior year primarily due to a decrease in income from insurance operations, reflecting decreased net investment income and lower income on assets held by AIG Parent, and losses from Institutional Markets driven by loss recognition expense on certain payout annuities from the update of actuarial assumptions.

Item 2 / RESULTS OF OPERATIONS

For the three- and nine-month periods ended September 30, 2016, the effective tax rate on pre-tax operating income was 31.8 percent and 28.6 percent, respectively. The significant factors that contributed to the difference from the statutory rate of 35 percent included tax benefits resulting from tax-exempt interest income and other permanent tax items and the impact of other discrete tax benefits. The nine-month period ended September 30, 2016 also includes certain tax benefits associated with an agreement reached with the IRS related to certain tax issues under audit.

For the three-month period ended September 30, 2015, the effective tax rate on pre-tax operating income was 19.3 percent. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax-exempt interest income and other permanent tax items, certain tax benefits associated with the partial completion of the IRS examination covering tax year 2006 and the impact of other discrete tax benefits. For the nine-month period ended September 30, 2015, the effective tax rate on pre-tax operating income was 31.6 percent. The significant factors that contributed to the difference from the statutory rate included tax benefits resulting from tax-exempt interest income and other permanent tax items, certain tax benefits associated with the partial completion of the IRS examination covering tax year 2006 and the impact of other discrete tax benefits.

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

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Commercial Insurance	$729	$592	23%	$2,306	$2,990	(23)%
Consumer Insurance	1,384	657	111	3,276	2,625	25
Corporate and Other	(522)	(396)	(32)	(1,411)	697	NM
Consolidations, eliminations and other adjustments	21	(5)	NM	15	(69)	NM
Pre-tax operating income	$1,612	$848	90	$4,186	$6,243	(33)

pre-tax operating income

(in millions)

COMMERCIAL INSURANCE	CONSUMER INSURANCE

Item 2 / RESULTS OF OPERATIONS

QUARTERLY PRE-TAX INCOME COMPARISON FOR 2016 AND 2015

Pre-tax results increased in the three-month period ended September 30, 2016 compared to the same period in the prior year primarily due to:

•    an increase in Commercial Insurance pre-tax operating income due to an increase in net investment income, reflecting higher return on alternative investments and an increase in the fair market value of assets accounted for under the fair value option, partially offset by an increase in underwriting loss;

•    an increase in Consumer Insurance pre-tax operating income due to improved underwriting income in Personal Insurance, higher net positive adjustments to reflect the update of actuarial assumptions in Retirement and Life, higher returns on alternative investments in all Consumer Insurance operating segments and lower domestic general operating expenses in Retirement and Life;

•    a gain on extinguishment of debt compared to a loss in the same period in the prior year from ongoing liability management activities;

•    lower restructuring and other costs; and

•    higher income from divested businesses due to a gain of $105 million on the sale of NSM Insurance Group (NSM).

These increases were partially offset by:

•    an increase in realized capital losses primarily due to higher foreign exchange losses related to the weakening of the British pound following the Brexit vote;

•    a net decrease of $361 million in consolidated pre-tax income related to guaranteed living benefits, net of hedges, primarily due to movement in the non-performance or “own credit” spread adjustment (NPA) component of the embedded derivative fair value measurement, which reflected significant gains in the three-month period ended September 30, 2015 from the widening of credit spreads (see Insurance Reserves – Life Insurance Companies – Variable Annuity Guaranteed Benefit Features and Hedging Program); and

•    higher pre-tax operating losses in Corporate and Other, primarily due to a pre-tax operating loss in Institutional Markets driven by loss recognition expense on certain payout annuities from the update of actuarial assumptions, partially offset by higher earnings on Corporate and Other investments for which the fair value option was elected, including ABS CDOs and part of our PICC Investment.  In addition, the three-month period ended September 30, 2015 included a pension curtailment credit. Additionally, the underwriting loss decreased in Run-off insurance lines in the three-month period ended September 30, 2016 compared to the same period in the prior year, primarily driven by lower net adverse prior year loss reserve development as well as a decrease in net loss reserve discount charge related to excess workers’ compensation business largely driven by interest rate movements.

Item 2 / RESULTS OF OPERATIONS

YEAR-TO-DATE PRE-TAX INCOME COMPARISON FOR 2016 AND 2015

Pre-tax results decreased in the nine-month period ended September 30, 2016 compared to the same period in the prior year primarily due to:

•    a decrease in Commercial Insurance pre-tax operating income due to lower net investment income, reflecting lower income on alternative investments and fair market value declines of assets accounted for under the fair value option, as well as an underwriting loss compared to underwriting income in the same period in the prior year;

•    lower Corporate and Other pre-tax operating results, primarily due to a pre-tax operating loss in Institutional Markets driven by loss recognition expense on certain payout annuities from the update of actuarial assumptions, lower earnings on investments for which the fair value option was elected, including ABS CDOs and part of our PICC Investment as well as the absence of equity earnings from shares in AerCap, which were sold in the prior-year period. In addition, the nine-month period ended September 30, 2015 included a pension curtailment credit.  Additionally, Run-off insurance lines reported a pre-tax operating loss in the nine-month period ended September 30, 2016 compared to pre-tax operating income in the same periods in the prior year. The pre-tax operating loss in Run-off insurance lines was driven by a charge for the discount on excess workers’ compensation reserves in the nine-month period ended September 30, 2016 compared to a benefit in the same period in the prior year, largely driven by decreases in the forward yield curve rates used for discounting;

•    net realized capital losses primarily due to foreign exchange losses compared to net realized gains due to foreign exchange gains and the sale of Class B shares of Prudential Financial Inc. and common shares of Springleaf Holdings, Inc. in the same period in the prior year;

•    a net decrease of $678 million in consolidated pre-tax income related to guaranteed living benefits, net of hedges, primarily due to movement in the NPA component of the embedded derivative fair value measurement (see Insurance Reserves – Life Insurance Companies – Variable Annuity Guaranteed Benefit Features and Hedging Program); and

•    higher restructuring and other costs.

These decreases were partially offset by:

•    an increase in Consumer Insurance pre-tax operating income, primarily due to higher net positive adjustments to reflect the update of actuarial assumptions in Retirement and Life, favorable mortality experience in Life, lower domestic general operating expenses in Retirement and Life, and improved underwriting results in Personal Insurance reflecting strategic actions to reduce expenses and refocus direct marketing activities together with higher net favorable prior year loss reserve development, partially offset by lower returns on alternative investments in Retirement and Life;

•    lower loss on extinguishment of debt from ongoing liability management activities;

•    lower interest expense from ongoing liability management activities described in Liquidity and Capital Resources; and

•    higher income from divested businesses due to gains of $238 million and $105 million on the sales of AIG Advisor Group and NSM, respectively.

Item 2 / RESULTS OF OPERATIONS

Net Investment Income

Net investment income is attributed to Commercial Insurance, the operating segments of Consumer Insurance and the operations of Institutional Markets based on internal models consistent with the nature of the underlying businesses.

For Commercial Insurance and Consumer Insurance — Personal Insurance, we estimate investable funds based primarily on loss reserves and unearned premiums. The net investment income allocation is calculated based on these estimated investable funds consistent with the approximate duration of the liabilities and the capital allocation for each operating segment.

For Consumer Insurance — Retirement, Consumer Insurance — Life and Corporate and Other — Institutional Markets, net investment income is attributed based on invested assets from segregated product line portfolios held in our Life Insurance Companies. The fundamental investment strategy for these product line portfolios is to maintain primarily a diversified, high quality portfolio of fixed maturity securities and, to the extent practicable, to approximately match established duration targets based on characteristics of the underlying liabilities. All invested assets of the Life Insurance Companies in excess of liabilities are allocated based on internal estimates of target statutory capital for each product line.

Foreign Currency Impact

Commercial Insurance, International Life and Personal Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the currencies that have the most significant impact on our businesses:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
Rate for 1 USD *	2016	2015	Change	2016	2015	Change
Currency:
JPY	103.53	123.35	(16)%	110.72	120.79	(8)%
EUR	0.90	0.90	-%	0.90	0.89	1%
GBP	0.74	0.64	16%	0.71	0.65	9%

*  For the three-month period ended September 30, 2016, foreign currency rates are based on the fiscal quarterly weighted average rate for the three-month period ended August 31, 2016.

Unless otherwise noted, references to the effects of foreign exchange in the Commercial Insurance and Consumer Insurance discussion of results of operations are with respect to movements in the three Major Currencies included in the preceding table.

Item 2 / results of operations / COMMERCIAL INSURANCE

COMMERCIAL INSURANCE

Commercial Insurance provides insurance solutions for large and small businesses. The products offered by include general liability, commercial automobile liability, workers’ compensation, excess casualty, crisis management (including customized structured programs for large corporate and multinational customers), commercial, industrial and energy-related property insurance products and services that cover exposures to man-made and natural disasters, including business interruption, aerospace, environmental, political risk, trade credit, surety, marine, various small and medium sized enterprises insurance lines, director and officers’ liability (D&O), errors and omissions (E&O), fidelity, employment practices, fiduciary liability, cybersecurity risk, and kidnap and ransom. These products are primarily distributed through a network of independent retail and wholesale brokers, and through an independent agency network.

See Part I, Item 1. Business in AIG’s 2015 Annual Report for further discussion of our products and geographic regions where we distribute our products.

Commercial Insurance Results

The following table presents Commercial Insurance results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Underwriting results:
Net premiums written	$4,357	$5,275	(17)%	$13,221	$16,157	(18)%
(Increase) decrease in unearned premiums	138	(235)	NM	722	(1,030)	NM
Net premiums earned	4,495	5,040	(11)	13,943	15,127	(8)
Losses and loss adjustment expenses incurred	3,491	3,668	(5)	10,191	10,644	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	517	581	(11)	1,601	1,771	(10)
Other acquisition expenses	178	252	(29)	605	644	(6)
Total acquisition expenses	695	833	(17)	2,206	2,415	(9)
General operating expenses	545	657	(17)	1,673	1,944	(14)
Underwriting income (loss)	(236)	(118)	(100)	(127)	124	NM
Net investment income	965	710	36	2,433	2,866	(15)
Pre-tax operating income	$729	$592	23%	$2,306	$2,990	(23)%

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (in millions)

Item 2 / results of operations / COMMERCIAL INSURANCE

Commercial Insurance Quarterly Results

Pre‑tax operating income increased in the three-month period ended September 30, 2016 compared to the same period in the prior year due to higher net investment income driven by higher returns on alternative investments and an increase in the fair market value of assets accounted for under the fair value option, partially offset by an increase in underwriting loss compared to the same period in the prior year. These underwriting results were primarily driven by:

•    higher catastrophe losses compared to the same period in the prior year;

•    higher net adverse prior year loss reserve development compared to the same period in the prior year, primarily reflecting unfavorable loss reserve development from U.S. program business within Specialty, partially offset by favorable loss reserve development in Property;

•    improvements in the accident year loss ratio, as adjusted, reflecting continued execution of our strategic actions to retain more profitable business;

•    lower net loss reserve discount charge compared to the same period in the prior year; and

•    lower general operating expenses resulting from lower employee-related expenses, our expense savings initiatives, as well as lower acquisition costs.

Catastrophe losses were $253 million in the three-month period ended September 30, 2016, compared to $88 million in the same period in the prior year. Net adverse prior year loss reserve development, including return premiums, was $306 million and $186 million in the three-month periods ended September 30, 2016 and 2015, respectively. See Insurance Reserves – Non-Life Insurance Companies –Net Loss Development for further discussion. The current accident year losses for the three-month period ended September 30, 2016 included seven severe losses totaling $95 million compared to six severe losses totaling $209 million in the same period in the prior year. The net loss reserve discount charge was $17 million in the three-month period ended September 30, 2016, compared to $41 million in the same period in the prior year, primarily reflecting a decrease in the reserve discount curve consisting of the U.S. Treasury forward yield curve and a liquidity margin. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion.

Acquisition expenses decreased in the three-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to a decrease in net commission expense, particularly in Casualty and Property, reflecting the effect of reinsurance arrangements, lower production, as well as a reduction in costs of personnel engaged in sales support activities.

General operating expenses decreased  in the three-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to lower employee-related expenses resulting from actions to streamline our management structure and general cost containment measures commenced in 2015 and continuing through September 30, 2016.

Net investment income increased in the three-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to higher income on alternative investments as well as fair market value increases of assets accounted for under the fair value option. In the same period in the prior year, Commercial Insurance recorded losses related to assets accounted for under the fair value option and hedge fund investments.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Item 2 / results of operations / COMMERCIAL INSURANCE

Commercial Insurance Year-to-Date Results

Pre‑tax operating income decreased in the nine-month period ended September 30, 2016 compared to the same period in the prior year due to lower net investment income driven by lower returns on alternative investments, as well as underwriting loss compared to underwriting income for the same period in the prior year. These underwriting results were primarily driven by:

•    higher catastrophe losses compared to the same period in the prior year;

•    a net loss reserve discount charge in the nine-month period ended September 30, 2016 compared to a net loss reserve discount benefit for the same period in the prior year;

•    lower net adverse prior year loss reserve development in the current year which reflected approximately $100 million reserve charge attributable to Florida court rulings in the second quarter of 2016 that have increased the potential liability for workers’ compensation claims in that state by reversing certain aspects of regulations in place since 2003, as well as U.S. program business within Specialty;

•    improvements in the accident year loss ratio, as adjusted, from our strategic actions to retain more profitable business; and

•    lower general operating expenses resulting from lower employee-related expenses and our expense savings initiatives, as well as lower acquisition costs.

Catastrophe losses were $828 million in the nine-month period ended September 30, 2016, compared to $368 million in the same period in the prior year. Net adverse prior year loss reserve development, including return premiums, was $354 million and $493 million in the nine-month periods ended September 30, 2016 and 2015, respectively. See Insurance Reserves – Non-Life Insurance Companies – Net Loss Development for further discussion. The current accident year losses for the nine-month period ended September 30, 2016 included 17 severe losses totaling $334 million compared to 22 severe losses totaling $527 million in the same period in the prior year. The net loss reserve discount charge was $182 million in the nine-month period ended September 30, 2016, compared to a benefit of $136 million in the same period in the prior year, primarily reflecting a decrease in the reserve discount curve consisting of the U.S. Treasury forward yield curve and a liquidity margin. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion.

Acquisition expenses decreased in the nine-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to a decrease in net commission expense, particularly in Casualty, reflecting lower production, the effect of reinsurance arrangements, as well as the strengthening of the U.S. dollar against the euro and British pound. These decreases were partially offset by higher guaranty fund and other assessments primarily due to favorable guaranty fund and other assessment settlements in the prior-year period.

General operating expenses decreased  in the nine-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to lower employee-related expenses resulting from actions to streamline our management structure and general cost containment measures commenced in 2015 and continuing through 2016.

Net investment income decreased in the nine-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to lower income on alternative investments as well as fair market value declines of assets accounted for under the fair value option. In the same period in the prior year, Commercial Insurance recorded net investment income related to assets accounted for under the fair value option, as well as gains related to hedge funds.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Item 2 / results of operations / COMMERCIAL INSURANCE

Commercial Insurance Net Premiums Written

The following table presents Commercial Insurance’s net premiums written by major line of business:

	Three Months Ended		Percentage Change in		Nine Months Ended		Percentage Change in
	September 30,		U.S.	Original	September 30,		U.S.	Original
(in millions)	2016	2015	dollars	Currency	2016	2015	dollars	Currency
Casualty	$1,252	$1,711	(27)%	(27)%	$3,724	$5,405	(31)%	(31)%
Property	1,253	1,482	(15)	(15)	3,719	4,117	(10)	(8)
Specialty	784	970	(19)	(18)	2,567	3,094	(17)	(16)
Financial lines	1,068	1,112	(4)	(3)	3,211	3,541	(9)	(8)
Total Commercial Insurance net
premiums written	$4,357	$5,275	(17)%	(17)%	$13,221	$16,157	(18)%	(17)%

Commercial INsurance NET PREMIUMS WRITTEN by Line of Business (in millions)

Commercial Insurance Quarterly and Year-to-Date Net Premiums Written

Commercial Insurance net premiums written decreased in all lines of business in the three- and nine-month periods ended September 30, 2016, compared to the same periods in the prior year, in line with our planned portfolio optimization. This decrease was primarily due to the continued execution of our strategy to enhance risk selection in our Casualty and Property product portfolios, the non-renewal of certain underperforming classes of business, and the increased use of reinsurance and adherence to our underwriting discipline in competitive market conditions. In the three-month period ended September 30, 2016, the effect of foreign exchange on net premiums written was immaterial, as the strengthening of the U.S. dollar against the British pound was mostly offset by the weakening of the U.S. dollar against the Japanese Yen. In the nine-month period ended September 30, 2016, the decrease in the net premiums written reflected the effect of foreign exchange, primarily due to the strengthening of the U.S. dollar against the British pound. Additionally, for the nine-month period ended September 30, 2015, net premiums written benefited from the renewal of a multi-year E&O policy in U.S. Financial lines. The following paragraphs discuss the changes within our lines of business exclusive of the effect of foreign exchange.

Item 2 / results of operations / COMMERCIAL INSURANCE

Casualty net premiums written decreased, particularly in the U.S., in the three- and nine-month periods ended September 30, 2016, compared to the same periods in the prior year reflecting the continued execution of our strategy to enhance risk selection and to optimize our product portfolio, which includes non-renewal of certain underperforming classes of business, revising rates, terms and conditions in certain underperforming portfolios, and the effect of the two-year reinsurance arrangement with the Swiss Re Group.

Property net premiums written decreased in the three- and nine-month periods ended September 30, 2016, compared to the same periods in the prior year, primarily due to lower renewal retention and decreases in new business across all regions reflecting rate pressure and the effort to adhere to our underwriting discipline, partially offset by changes to our catastrophe reinsurance programs to retain more favorable risks.

Specialty net premiums written decreased in the three- and nine-month periods ended September 30, 2016, compared to the same periods in the prior year, primarily due to the execution of our strategy to restructure the U.S environmental business, which includes non-renewal of certain pollution legal liability business in the U.S. and Canada, increased use of reinsurance, and a decline in EMEA Aerospace. These declines were partially offset by an increase in certain targeted growth products, particularly in the U.S. and Asia.

Financial lines net premiums written decreased in the three-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to lower renewal retention and decreases in new business, particularly in the U.S. and EMEA, reflecting rate pressure and efforts to adhere to our underwriting discipline. For the nine-month period ended September 30, 2016, net premiums written decreased, compared to the same period in the prior year, primarily due to lower renewal retention and decreases in new business, particularly in the U.S., partially offset by an increase in targeted growth products in EMEA. Additionally, in the first nine months of 2015, net premiums written benefited from the renewal of a multi-year E&O policy in the U.S.

Commercial Insurance Net Premiums Written by Region

The following table presents Commercial Insurance’s net premiums written by region:

			Percentage	Percentage			Percentage	Percentage
	Three Months Ended		Change in	Change in	Nine Months Ended		Change in	Change in
	September 30,		U.S.	Original	September 30,		U.S.	Original
(in millions)	2016	2015	dollars	Currency	2016	2015	dollars	Currency
Commercial Insurance:
Americas	$2,865	$3,598	(20)%	(20)%	$8,188	$10,691	(23)%	(23)%
Asia Pacific	517	519	-	(7)	1,398	1,461	(4)	(5)
EMEA	975	1,158	(16)	(12)	3,635	4,005	(9)	(5)
Total net premiums written	$4,357	$5,275	(17)%	(17)%	$13,221	$16,157	(18)%	(17)%

Item 2 / results of operations / COMMERCIAL INSURANCE

Commercial Insurance NET PREMIUMS WRITTEN by Region (in millions)

The following paragraphs discuss the changes in net premiums written on a constant dollar basis, which exclude the effect of foreign exchange.

The Americas net premiums written decreased in the three- and nine-month periods ended September 30, 2016, compared to the same periods in the prior year, primarily due to the continued execution of our strategy to optimize our product portfolio in the Casualty and Environmental businesses, increased use of reinsurance, and lower new and renewal business in Property and Financial lines. These declines were partially offset by an increase in certain targeted growth products in Specialty. Additionally, for the nine-month period ended September 30, 2015, net premiums written benefited from the renewal of a multi-year E&O policy in U.S. Financial lines.

Asia Pacific net premiums written decreased in the three- and nine-month periods ended September 30, 2016, compared to the same periods in the prior year, primarily due to lower new and renewal business, particularly in Property, reflecting rate pressure and the effort to adhere to our underwriting discipline, partially offset by an increase in certain targeted growth products in Specialty.

EMEA net premiums written decreased in the three-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to lower new and renewal business across all lines,  particularly in Property, reflecting rate pressure and the effort to adhere to our underwriting discipline.  Net premiums written decreased in the nine-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to lower new and renewal business, particularly in Specialty and Property, partially offset by an increase in certain targeted growth products in Financial lines.

Item 2 / results of operations / COMMERCIAL INSURANCE

Commercial Insurance Underwriting Ratios

Our Commercial Insurance business experiences period-to-period volatility, which may affect observable trends in key metrics, particularly underwriting ratios, and makes it difficult to predict future results by extrapolating movements in these metrics from quarter-to-quarter. Future results should not be extrapolated based on quarter-to-quarter movements in these metrics.

The following tables present the Commercial Insurance combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Loss ratio	77.7	72.8	4.9	73.1	70.4	2.7
Catastrophe losses and reinstatement premiums	(5.7)	(1.8)	(3.9)	(5.9)	(2.5)	(3.4)
Prior year development net of premium adjustments	(6.9)	(3.5)	(3.4)	(2.4)	(3.1)	0.7
Net reserve discount benefit (charge)	(0.3)	(0.8)	0.5	(1.4)	0.9	(2.3)
Accident year loss ratio, as adjusted*	64.8	66.7	(1.9)	63.4	65.7	(2.3)
Acquisition ratio	15.5	16.5	(1.0)	15.8	16.0	(0.2)
General operating expense ratio	12.1	13.0	(0.9)	12.0	12.9	(0.9)
Expense ratio	27.6	29.5	(1.9)	27.8	28.9	(1.1)
Combined ratio	105.3	102.3	3.0	100.9	99.3	1.6
Catastrophe losses and reinstatement premiums	(5.7)	(1.8)	(3.9)	(5.9)	(2.5)	(3.4)
Prior year development net of premium adjustments	(6.9)	(3.5)	(3.4)	(2.4)	(3.1)	0.7
Net reserve discount benefit (charge)	(0.3)	(0.8)	0.5	(1.4)	0.9	(2.3)
Accident year combined ratio, as adjusted*	92.4	96.2	(3.8)	91.2	94.6	(3.4)
* Includes the impact of the 50 percent quota share arrangement with a United Guaranty subsidiary in each period presented.

Commercial Insurance ratios Three Months Ended September 30,	Nine Months Ended September 30,

Item 2 / results of operations / COMMERCIAL INSURANCE

See Insurance Reserves – Non-Life Insurance Companies for further discussion of discounting of reserves and prior year development.

The following tables present Commercial Insurance’s accident year catastrophe and severe losses by region and number of events:

Catastrophes (a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended September 30, 2016
Natural catastrophes:
Flooding	1	$97	$-	$(10)	$87
Windstorms and hailstorms	7	92	31	12	135
Wildfire	-	19	-	2	21
Earthquakes	-	3	4	-	7
Other events	-	-	-	3	3
Total catastrophe-related charges	8	$211	$35	$7	$253
Three Months Ended September 30, 2015
Natural catastrophes:
Flooding	-	$(1)	$-	$-	$(1)
Windstorms and hailstorms	2	1	42	(2)	41
Wildfire	1	9	-	-	9
Tropical cyclone	1	-	14	-	14
Earthquakes	1	25	-	-	25
Total catastrophe-related charges	5	$34	$56	$(2)	$88

Item 2 / results of operations / COMMERCIAL INSURANCE

Nine Months Ended September 30, 2016
Natural catastrophes:
Flooding	3	$134	$-	$36	$170
Windstorms and hailstorms	18	393	46	14	453
Wildfire	1	70	-	12	82
Earthquakes	2	57	28	5	90
Other events	1	-	-	33	33
Total catastrophe-related charges	25	$654	$74	$100	$828
Nine Months Ended September 30, 2015
Natural catastrophes:
Flooding	2	$66	$-	$2	$68
Windstorms and hailstorms	10	175	56	21	252
Wildfire	1	9	-	-	9
Tropical cyclone	1	-	14	-	14
Earthquakes	1	25	-	-	25
Total catastrophe-related charges	15	$275	$70	$23	$368

(a) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Severe Losses(b)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended September 30,
2016	7	$49	$10	$36	$95
2015	6	$53	$2	$154	$209
Nine Months Ended September 30,
2016	17	$155	$22	$157	$334
2015	22	$288	$2	$237	$527

(b)  Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Commercial Insurance Quarterly and Year-to-Date Insurance Ratios

The combined ratio increased in the three- and nine-month periods ended September 30, 2016, compared to the same periods in the prior year, primarily due to an increase in the loss ratio partially offset by a lower expense ratio.

The accident year combined ratio, as adjusted, decreased in the three- and nine-month periods ended September 30, 2016, compared to the same periods in the prior year, primarily due to a decrease in the accident year loss ratio, as adjusted, as well as a lower expense ratio.

The loss ratio increased in the three-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to higher catastrophe losses and net adverse prior year development, partially offset by an improvement in accident year losses and a lower net loss reserve discount charge. The loss ratio increased in the nine-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to a net loss reserve discount charge compared to net loss reserve discount benefit in the same periods in the prior year and higher catastrophe losses. These increases were partially offset by an improvement in accident year losses, as well as a lower net adverse prior year loss reserve development.

The accident year loss ratio, as adjusted, decreased in the three- and nine-month periods ended September 30, 2016, compared to the same periods in the prior year, reflecting the continued execution of our strategy to enhance risk selection, improve underwriting discipline and manage exposures, including the use of reinsurance, and overall lower severe losses. In the three-month period ended September 30, 2016, the accident year loss ratio, as adjusted, improved in Casualty and Property, primarily due to the non-renewal of certain underperforming classes of business, the effect of reinsurance as well as lower severe losses. These decreases were partially offset by higher current accident year losses in Specialty and Financial

Item 2 / results of operations / COMMERCIAL INSURANCE

lines. The accident year loss ratio, as adjusted, decreased in the nine-month period ended September 30, 2016, compared to the same periods in the prior year, reflecting an improvement in Casualty, primarily due to the non-renewal of certain underperforming classes of business, as well as the effect of reinsurance.  Financial lines improved across all regions due to our pricing discipline, and Specialty benefited from lower severe and attritional losses. These decreases were partially offset by higher attritional losses in Property. Severe losses represented approximately 2.1 points and 2.4 points of the accident year loss ratio, as adjusted, in the three- and nine-month periods ended September 30, 2016, respectively, compared to 4.1 points and 3.5 points, respectively, in the same periods in the prior year.

The acquisition ratio decreased by 1.0 points and 0.2 points in both the three- and nine-month periods ended September 30, 2016 compared to the same periods in the prior year, primarily due to lower net commission expenses, particularly in U.S. Casualty, reflecting the effect of reinsurance arrangements, as well as a reduction in costs of personnel engaged in sales support activities. Additionally, for the nine-month period ended September 30, 2015, the acquisition ratio benefitted from favorable guaranty fund and other assessments settlements.

The general operating expense ratio decreased by 0.9 points in both the three- and nine-month periods ended September 30, 2016, compared to the same periods in the prior year, primarily due to lower employee-related costs resulting from ongoing actions to streamline our management structure and general cost containment measures commenced in 2015 and continuing through September 30, 2016.

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

Life products offered in the U.S. primarily include term life and universal life insurance. International products include term and whole life insurance, supplemental health, cancer and critical illness insurance. Life products are primarily distributed through independent marketing organizations, independent insurance agents, financial advisors and direct marketing. In October 2016, we announced a strategic decision to refocus our group benefits business, which included the decision to cease quoting new business in Life’s U.S. employer and voluntary group benefits lines and seek strategic alternatives for group products distributed through sponsored organizations. This change was made to maintain Life’s strategic focus on U.S. and international individual businesses.

Personal Insurance provides accident and health and personal lines insurance products and services to individuals, organizations and families. The products and services offered by the Personal Insurance operating segment include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations as well as a broad range of travel insurance products and services for leisure and business travelers. Personal Lines products include automobile and homeowners insurance, extended warranty, and consumer specialty products, such as identity theft and credit card protection. Personal Insurance also provides insurance for high net worth individuals offered through AIG Private Client Group, including auto, homeowners, umbrella, yacht, fine art and collections insurance. Personal Insurance products and services are distributed through various channels, including agents, brokers, affinity partners, airlines and travel agents, as well as direct marketing.

See Part I, Item 1. Business in AIG’s 2015 Annual Report for further discussion of our products and geographic regions where we distribute our products.

Item 2 / results of operations / CONSUMER INSURANCE

Consumer Insurance Results

The following table presents Consumer Insurance results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Revenues:
Premiums	$3,751	$3,531	6%	$10,987	$10,636	3%
Policy fees	596	653	(9)	1,876	1,919	(2)
Net investment income	2,163	1,944	11	6,153	6,351	(3)
Other income	218	524	(58)	1,058	1,575	(33)
Benefits and expenses:
Policyholder benefits and losses incurred	2,833	2,741	3	8,021	7,981	1
Interest credited to policyholder account balances	779	789	(1)	2,473	2,459	1
Amortization of deferred policy acquisition costs	493	694	(29)	2,047	2,146	(5)
General operating and other expenses*	1,239	1,771	(30)	4,257	5,270	(19)
Pre-tax operating income	$1,384	$657	111%	$3,276	$2,625	25%

*    Includes general operating expenses, non-deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

Consumer Insurance Results by Operating Segment

The following section provides a comparative discussion of Consumer Insurance Results of Operations for the three- and nine-month periods ended September 30, 2016 and 2015 by operating segment.

Retirement Results

The following table presents Retirement results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Revenues:
Premiums	$45	$37	22%	$151	$127	19%
Policy fees	282	261	8	813	802	1
Net investment income	1,552	1,396	11	4,428	4,584	(3)
Advisory fee and other income	205	509	(60)	1,015	1,543	(34)
Benefits and expenses:
Policyholder benefits and losses incurred	19	198	(90)	257	406	(37)
Interest credited to policyholder account balances	659	665	(1)	2,110	2,089	1
Amortization of deferred policy acquisition costs	(56)	32	NM	271	332	(18)
Non deferrable insurance commissions	80	72	11	226	210	8
Advisory fee expenses	76	339	(78)	566	1,012	(44)
General operating expenses	198	262	(24)	667	768	(13)
Pre-tax operating income	$1,108	$635	74%	$2,310	$2,239	3%

Item 2 / results of operations / CONSUMER INSURANCE

RETIREMENT pre-tax OPERATING INCOME (in millions)

Retirement Quarterly Results

Pre-tax operating income in the three-month period ended September 30, 2016 increased compared to the same period in the prior year, primarily due to a higher net positive adjustment from the review and update of actuarial assumptions, higher net investment income, the impact of better equity market performance on policyholder benefit expense and DAC amortization, and higher policy fees from growth in assets under management. Excluding the impact of the actuarial assumption updates and the equity market performance in each period, DAC amortization was higher in the three-month period ended September 30, 2016 compared to the same period in the prior year, due to a higher rate of amortization in Fixed Annuities as a result of assumption updates in the prior-year period, and higher amortization related to growth in Retirement Income Solutions. The sale of AIG Advisor Group in May 2016 resulted in decreases in advisory fee income, advisory fee expense and general operating expenses in the three-month period ended September 30, 2016 compared to the same period in the prior year, but did not result in a significant variance in pre-tax operating income.

In Fixed Annuities, the update of estimated gross profit assumptions resulted in a net positive adjustment of $330 million in the three-month period ended September 30, 2016, which reflected lower surrender assumptions, primarily due to lower long-term interest rates, as well as updates to investment yield and crediting rate assumptions compared to those previously modeled. In the three-month period ended September 30, 2015, the update of estimated gross profit assumptions in Fixed Annuities resulted in a net positive adjustment of $92 million, which reflected refinements to investment spread assumptions, lower terminations than previously assumed and decreases to expense assumptions.

In Retirement Income Solutions, the update of estimated gross profit assumptions resulted in a net positive adjustment of $39 million in the three-month period ended September 30, 2016, primarily due to updated assumptions for long-term volatility, surrenders, mortality and policy expenses, partially offset by a decrease in the separate account long-term asset growth rate assumption. The net positive adjustment for the assumption update in the three-month period ended September 30, 2016 included a net negative adjustment of approximately $24 million related to the conversion to a more robust modeling platform for variable annuities, primarily due to refinements to assumptions for guaranteed minimum interest rates and investment fees, partially offset by the impact of other refinements identified during the conversion. In the three-month period ended September 30, 2015, there were offsetting updates to assumed investment fees, modeled expenses, and terminations, resulting in no net adjustment to pre-tax operating income in Retirement Income Solutions.

In Group Retirement, the update of estimated gross profit assumptions resulted in a net negative adjustment of $47 million in the three-month period ended September 30, 2016, primarily due to refinements in surrender and partial withdrawal

Item 2 / results of operations / CONSUMER INSURANCE

assumptions and a decrease in the separate account long-term asset growth rate assumption. In the three-month period ended September 30, 2015, a net positive adjustment from the update of estimated gross profit assumptions of $48 million in Group Retirement was primarily due to revisions to mortality and surrender assumptions, partially offset by decreased spread assumptions.

See Insurance Reserves - Life Insurance Companies DAC and Reserves – Update of Actuarial Assumptions for adjustments by product line and financial statement line item, and see Insurance Reserves – Life Insurance Companies DAC and Reserves – Variable Annuity Guaranteed Benefit Features and Hedging Program for a discussion of adjustments related to the update of assumptions for the valuation of variable annuity guaranteed minimum withdrawal benefit (GMWB) features, which are excluded from pre-tax operating income.

Net investment income  for the three-month period ended September 30, 2016 increased compared to the same period in the prior year, primarily due to income on alternative investments, which was positive in the current period compared to losses in the same period in the prior year, reflecting better performance from alternative investments in hedge funds. Base net investment income was higher in the three-month period ended September 30, 2016, due to growth in average invested assets from positive net flows and higher accretion income and commercial mortgage loan prepayment income, partially offset by lower reinvestment yields compared to the same period in the prior year. Yield enhancements were higher primarily due to gains on securities for which the fair value option was elected.

Base net investment income for the three-month period ended September 30, 2016 increased compared to the same period in the prior year primarily due to higher accretion income and commercial mortgage loan prepayment income, while Retirement fixed maturity portfolio yields in the three-month period ended September 30, 2016 declined compared to the same period in the prior year, primarily as a result of investment purchases and investment of portfolio cash flows, which continued to be at rates below the weighted average yield of the existing portfolio in the sustained low interest rate environment. The decrease in yields was partially offset by growth in average invested assets due to positive net flows in the past twelve months, reinvestment of proceeds from hedge fund divestiture activity, and an increase in assets to support higher variable annuity statutory reserves. See Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Retirement business.

In Fixed Annuities, average crediting rates in the three-month period ended September 30, 2016 were lower compared to the same period in the prior year, and base spreads decreased slightly due to lower base yields. In Group Retirement, lower base yields resulted in base spread compression in the three-month period ended September 30, 2016 compared to the same period in the prior year, as lower base net investment income due to lower yields was only partially offset by lower average interest crediting rates. See Spread Management below for additional discussion.

General operating expenses  decreased in the three-month period ended September 30, 2016 compared to the same period in the prior year, due to decreases in employee-related expenses, as well as the sale of AIG Advisor Group in May 2016. General operating expenses in the three-month period ended September 30, 2016 also included interest expense related to real estate of consolidated partnerships, which was more than offset by related investment income.

Retirement Year-to-Date Results

Pre-tax operating income  in the nine-month period ended September 30, 2016 increased compared to the same period in the prior year, primarily due to a higher net positive adjustment from the review and update of actuarial assumptions, higher net investment income, the impact of better equity market performance on policyholder benefit expense and DAC amortization, and lower general operating expenses, partially offset by lower net investment income on alternative investments. Excluding the impact of the actuarial assumption updates and the equity market performance in each period, DAC amortization was higher in the nine-month period ended September 30, 2016 compared to the same period in the prior year, due to a higher rate of amortization in Fixed Annuities as a result of assumption updates in the prior-year period, and higher amortization related to growth in Retirement Income Solutions. The sale of AIG Advisor Group in May 2016 resulted in decreases in advisory fee income, advisory fee expense and general operating expenses in the nine-month period ended September 30, 2016 compared to the same period in the prior year, but did not result in a significant variance in pre-tax operating income.

Item 2 / results of operations / CONSUMER INSURANCE

Net investment income  for the nine-month period ended September 30, 2016 decreased compared to the same period in the prior year, primarily due to lower income on alternative investments, which included losses in the first three months of 2016, compared to a strong performance in alternative investments in the nine-month period ended September 30, 2015. The decrease in alternative investment income in the nine-month period ended September 30, 2016 was partially offset by higher yield enhancement income, which included higher bond call and tender income and gains on securities for which the fair value option was elected, and higher base net investment income, compared to the same period in the prior year.

Base net investment income for the nine-month period ended September 30, 2016 increased compared to the same period in the prior year, as a result of commercial mortgage loan prepayment income in the nine-month period ended September 30, 2016, partially offset by overall continued lower base yields on investment purchases. Retirement fixed maturity portfolio yields in the nine-month period ended September 30, 2016 declined compared to the same period in the prior year, primarily as a result of investment purchases and reinvestment of portfolio cash flows, which continued to be at rates below the weighted average yield of the existing portfolio in the sustained low interest rate environment. The decrease in yields was partially offset (more than offset in Retirement Income Solutions) by growth in average invested assets compared to the same period in the prior year, primarily due to positive net flows in the past twelve months. See Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Retirement business.

In Fixed Annuities and Group Retirement, base spreads decreased in the nine-month period ended September 30, 2016 compared to the same period in the prior year, due to lower yields on reinvestment of portfolio cash flows and higher accretion income in the same period in the prior year, partially offset by lower average interest crediting rates. See Spread Management below for additional discussion.

General operating expenses  decreased in the nine-month period ended September 30, 2016 compared to the same period in the prior year, due to decreases in employee-related expenses, as well as the sale of AIG Advisor Group in May 2016. General operating expenses in the nine-month period ended September 30, 2016 also included interest expense related to real estate of consolidated partnerships, which was more than offset by related investment income.

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

Item 2 / results of operations / CONSUMER INSURANCE

As of September 30, 2016, Retirement’s fixed annuity reserves, which include fixed options offered within variable annuities sold in the Group Retirement and Retirement Income Solutions product lines as well as reserves of the Fixed Annuities product line, had minimum guaranteed interest rates ranging from 1.0 percent to 5.5 percent, with the higher rates representing guarantees on older in-force products. As indicated in the table below, approximately 73 percent of annuity account values were at their minimum crediting rates at both September 30, 2016 and December 31, 2015. As a result of disciplined pricing on new business and the run-off of older business with higher minimum crediting rates, fixed annuity account values having contractual minimum guaranteed rates above 1 percent decreased from 74 percent of total fixed annuity reserves at December 31, 2015 to 71 percent at September 30, 2016.

The following table presents fixed annuity account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
September 30, 2016		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Fixed annuities *
1%	$6,615	$5,971	$15,483	$28,069
> 1% - 2%	13,595	985	2,285	16,865
> 2% - 3%	30,084	385	582	31,051
> 3% - 4%	11,835	47	7	11,889
> 4% - 5%	7,746	-	4	7,750
> 5% - 5.5%	198	-	5	203
Total	$70,073	$7,388	$18,366	$95,827
Percentage of total	73%	8%	19%	100%

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

The following table presents a reconciliation of Retirement premiums and deposits to GAAP premiums:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Premiums and deposits*	$5,172	$6,625	$18,456	$18,204
Deposits	(5,128)	(6,542)	(18,306)	(18,079)
Other	1	(46)	1	2
Premiums	$45	$37	$151	$127

* Excludes activity related to closed blocks of fixed and variable annuities.

Premiums  increased in the three- and nine-month periods ended September 30, 2016 compared to the same periods in the prior year, primarily due to higher sales of immediate annuities in the Fixed Annuities product line.

Item 2 / results of operations / CONSUMER INSURANCE

Premiums and Deposits and Net Flows

The following table presents Retirement premiums and deposits and net flows by product line:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Fixed Annuities	$560	$1,121	(50)%	$3,402	$2,455	39%
Retirement Income Solutions	1,701	2,758	(38)	5,715	8,151	(30)
Retail Mutual Funds	1,090	843	29	3,825	2,622	46
Group Retirement	1,821	1,903	(4)	5,514	4,976	11
Total Retirement premiums and deposits*	$5,172	$6,625	(22)%	$18,456	$18,204	1%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net flows
Fixed Annuities	$(881)	$(337)	$(1,150)	$(2,023)
Retirement Income Solutions	732	1,824	2,990	5,271
Retail Mutual Funds	414	192	1,659	676
Group Retirement	(107)	(664)	(53)	(1,695)
Total Retirement net flows*	$158	$1,015	$3,446	$2,229

*    Excludes activity related to closed blocks of fixed and variable annuities, which had reserves of approximately $4.3 billion and $5.0 billion at September 30, 2016 and 2015, respectively.

RETIREMENT PREMIUMS AND DEPOSITS by Product Line (in millions)

Item 2 / results of operations / CONSUMER INSURANCE

Premiums and deposits for Retirement decreased in the three-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to lower sales in Retirement Income Solutions and Fixed Annuities, partially offset by higher sales in Retail Mutual Funds. Premiums and deposits increased in the nine-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to higher sales in Fixed Annuities, Retail Mutual Funds and Group Retirement, partially offset by lower sales in Retirement Income Solutions.

Net flows for annuity products included in Fixed Annuities, Retirement Income Solutions and Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows from mutual funds, which are included in both Retail Mutual Funds and Group Retirement, represent deposits less withdrawals.

Total net flows for Retirement in the three-month period ended September 30, 2016 decreased compared to the same period in the prior year primarily due to lower sales in Retirement Income Solutions and Fixed Annuities, partially offset by higher sales in Retail Mutual Funds and lower surrenders in Group Retirement. Higher sales of Fixed Annuities, higher sales and lower surrenders in Group Retirement, and higher sales of Retail Mutual Funds, partially offset by lower sales in Retirement Income Solutions were the primary drivers of the improvement in net flows in the nine-month period ended September 30, 2016 compared to the same period in the prior year.

Premiums and Deposits and Net Flows by Product Line

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Fixed Annuities deposits decreased, in the three-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to continued focus on disciplined pricing in a challenging interest rate environment. Deposits increased, in the nine-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to higher sales in the bank and broker-dealer distribution channels. Net flows were negative in both the three- and nine-month periods ended September 30, 2016, but improved for the nine-month period compared to the same period in the prior year due to higher sales.

Retirement Income Solutions net flows were positive in the three- and nine-month periods ended September 30, 2016, but were significantly lower compared to the same periods in the prior year, due to a decrease in premiums and deposits, compared to the same periods in the prior year, which was primarily due to lower sales of variable annuities. Surrenders were comparable in the three-month period ended September 30, 2016 and lower in the nine-month period ended September 30, 2016, compared to the same periods in the prior year, and the improvement in surrender rates (see Surrender Rates below) also reflected the significant growth in account value driven by positive net flows over the past twelve months, which has increased the proportion of business that is within the surrender charge period.

Retail Mutual Funds net flows increased in the three- and nine-month periods ended September 30, 2016 compared to the same periods in the prior year due to improvement in the level of deposits, which was partially offset by higher surrenders, both driven by activity within the Focused Dividend Strategy Fund.

Group Retirement net flows in the three- and nine-month periods ended September 30, 2016 improved significantly compared to the same periods in the prior year. In the three-month period ended September 30, 2016, the improvement in net flows was primarily driven by lower surrender activity compared to the same period in the prior year. In the nine-month period ended September 30, 2016, the improvement in net flows was due to both higher deposits and lower surrender activity compared to the same period in the prior year, which included large group surrenders of approximately $1.1 billion. The large group market has been impacted by the consolidation of healthcare providers and other employers in our target markets, and additional group surrenders are expected in the remainder of 2016.

Item 2 / results of operations / CONSUMER INSURANCE

Surrender Rates

The following table presents reserves for annuity product lines by surrender charge category:

	September 30, 2016			December 31, 2015
			Retirement			Retirement
	Group	Fixed	Income	Group	Fixed	Income
(in millions)	Retirement(a)	Annuities	Solutions	Retirement(a)	Annuities	Solutions
No surrender charge(b)	$64,070	$35,093	$15,422	$60,720	$34,331	$14,184
Greater than 0% - 2%	989	1,190	4,478	1,199	1,543	4,517
Greater than 2% - 4%	1,100	2,186	5,605	1,363	2,285	4,565
Greater than 4%	5,333	12,756	35,431	5,952	13,138	31,683
Non-surrenderable	768	3,832	376	676	3,723	358
Total reserves	$72,260	$55,057	$61,312	$69,910	$55,020	$55,307

(a) Excludes mutual fund assets under management of $16.2 billion and $14.5 billion at September 30, 2016 and December 31, 2015, respectively.

(b) Group Retirement Products in this category include reserves of approximately $6.2 billion at both September 30, 2016 and December 31, 2015, that are subject to 20 percent annual withdrawal limitations.

The following table presents annualized surrender rates for deferred annuities by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Surrenders as a percentage of average account value
Fixed Annuities	6.9%	6.5%	7.3%	6.8%
Retirement Income Solutions	5.2	6.0	5.0	6.2
Group Retirement	8.2	11.4	7.9	9.9

Life Results

The following table presents Life results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Revenues:
Premiums	$791	$675	17%	$2,289	$2,085	10%
Policy fees	314	392	(20)	1,063	1,117	(5)
Net investment income	544	496	10	1,554	1,589	(2)
Other income	13	15	(13)	43	32	34
Benefits and expenses:
Policyholder benefits and losses incurred	1,174	1,037	13	3,077	2,944	5
Interest credited to policyholder account balances	120	124	(3)	363	370	(2)
Amortization of deferred policy acquisition costs	1	158	(99)	241	333	(28)
Non deferrable insurance commissions	27	51	(47)	124	167	(26)
General operating expenses	242	248	(2)	757	729	4
Pre-tax operating income (loss)	$98	$(40)	NM	$387	$280	38

Item 2 / results of operations / CONSUMER INSURANCE

Life pre-tax OPERATING INCOME (loss) (in millions)

Life Quarterly Results

Pre-tax operating income increased in the three-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to a lower net negative adjustment from the review and update of actuarial assumptions, higher net investment income on alternative investments and yield enhancements and lower domestic general operating expenses.

In Life, the update of actuarial assumptions resulted in a net negative adjustment of $84 million, which decreased pre-tax operating income in the three-month period ended September 30, 2016, primarily due to refinement to reserves for universal life insurance with secondary guarantees due to lower assumed surrender rates. The update to Life assumptions in the three-month period ended September 30, 2016 also included lower yield and interest credited assumptions.

In the three-month period ended September 30, 2015, the net negative adjustment of $157 million related to the update of actuarial assumptions, which reduced pre-tax operating income of the Life operating segment, was primarily due to lower assumed surrender rates for certain later-duration universal life with secondary guarantees and more favorable than expected mortality experience. The net negative adjustment also reflected lower investment spread assumptions and loss recognition expense of $39 million for certain discontinued long-term care products primarily due to lower future premium assumptions. These negative adjustments were partially offset by a decrease in certain group benefit claim reserves based on updated experience data.

Net investment income increased in the three-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to higher income on alternative investments and higher yield enhancement income, which included bond call and tender income and gains on securities for which the fair value option was elected. See Investments – Life Insurance Companies for additional discussion of the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Life business.

General operating expenses decreased in the three-month period ended September 30, 2016 compared to the same period in the prior year. A decrease in domestic employee-related expenses in the three-month period ended September 30, 2016 compared to the same period in the prior year was partially offset by higher expenses in Japan and interest expense related to real estate of consolidated partnerships; the latter was more than offset by related investment income. Expenses in Japan increased primarily due to the growth of in-force insurance, higher overhead expenses and the impact of foreign exchange from strengthening of the Japanese yen against the U.S. dollar.

Item 2 / results of operations / CONSUMER INSURANCE

Life Year-to-Date Results

Pre-tax operating income increased in the nine-month period ended September 30, 2016 compared to the same period in the prior year, due to a lower net negative adjustment from the review and update of actuarial assumptions, more favorable mortality experience, lower domestic employee-related expenses, higher yield enhancement income and an IBNR reserve release, partially offset by lower net investment income on alternative investments. Pre-tax operating income in the nine-month period ended September 30, 2016 benefited from a $25 million reduction in the reserve for IBNR death claims related to enhanced claims practices, which was recorded in the three-month period ended March 31, 2016. Excluding the impact of the assumption updates, DAC amortization increased, which was largely offset by higher amortization of unearned revenue reserves reported in policy fees, and by reserve releases associated with increased lapses of term and traditional life products.

Net investment income decreased in the nine-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to lower income on alternative investments, partially offset by higher yield enhancement income, which included bond call and tender income. See Investments – Life Insurance Companies for additional discussion of the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of the Life business.

General operating expenses increased in the nine-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to an increase in international expenses in Japan and from Laya Healthcare, which was acquired on March 31, 2015, as well as interest expense related to real estate of consolidated partnerships; the latter was more than offset by related investment income. Expenses in Japan increased primarily due to the growth of in-force insurance, higher overhead expenses and the impact of foreign exchange from strengthening of the Japanese yen against the U.S. dollar. The increases were partially offset by a decrease in domestic operating expenses in the nine-month period ended September 30, 2016 compared to the same period in the prior year, principally driven by lower employee-related expenses.

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

Item 2 / results of operations / CONSUMER INSURANCE

The following table presents universal life account values by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
September 30, 2016		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Universal life insurance
1%	$-	$-	$6	$6
> 1% - 2%	31	192	233	456
> 2% - 3%	567	381	1,391	2,339
> 3% - 4%	2,004	582	935	3,521
> 4% - 5%	3,827	207	-	4,034
> 5% - 5.5%	321	-	-	321
Total	$6,750	$1,362	$2,565	$10,677
Percentage of total	63%	13%	24%	100%

Life Premiums and Deposits

Premiums for Life represent amounts received on traditional life insurance policies and group benefit policies. Premiums and deposits for Life is a non‑GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life premiums and deposits to GAAP premiums:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Premiums and deposits	$1,363	$1,223	$3,931	$3,695
Deposits	(375)	(369)	(1,111)	(1,127)
Other	(197)	(179)	(531)	(483)
Premiums	$791	$675	$2,289	$2,085

Life premiums grew 14 percent and 6 percent, excluding the effect of foreign exchange, in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods in the prior year, principally driven by growth in international life and health sales. The growth in premiums resulted in growth in premiums and deposits of 10 percent and 6 percent, excluding the effect of foreign exchange, in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods in the prior year.

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance Results

The following table presents Personal Insurance results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2016	2015	Change	2016	2015	Change
Underwriting results:
Net premiums written	$2,919	$3,016	(3)%	$8,653	$8,861	(2)%
Increase in unearned premiums	(4)	(197)	98	(106)	(437)	76
Net premiums earned	2,915	2,819	3	8,547	8,424	1
Losses and loss adjustment expenses incurred	1,640	1,506	9	4,687	4,631	1
Acquisition expenses:
Amortization of deferred policy acquisition costs	548	504	9	1,535	1,481	4
Other acquisition expenses	215	296	(27)	690	868	(21)
Total acquisition expenses	763	800	(5)	2,225	2,349	(5)
General operating expenses	401	503	(20)	1,227	1,516	(19)
Underwriting income (loss)	111	10	NM	408	(72)	NM
Net investment income	67	52	29	171	178	(4)
Pre-tax operating income	$178	$62	187%	$579	$106	446%

NET PREMIUMS WRITTEN (in millions)	Pre-Tax oPERATING INCOME (in millions)

Personal Insurance Quarterly Results

Pre‑tax operating income increased in the three-month period ended September 30, 2016 compared to the same period in the prior year due to improved underwriting results. The underwriting results reflected strategic actions to reduce expenses and refocus direct marketing activities, partially offset by higher accident year losses in the current quarter. Net favorable prior year loss reserve development was $34 million in the three-month period ended September 30, 2016, compared to $46 million in the same period in the prior year. Catastrophe losses were $26 million in the three-month period ended September 30, 2016, compared to $58 million in the same period in the prior year.

Acquisition expenses decreased in the three-month period ended September 30, 2016, compared to the same period in the prior year due to a decrease in non-deferred direct marketing expenses. The non-deferred direct marketing expenses,

Item 2 / results of operations / CONSUMER INSURANCE

excluding commissions, for the three-month period ended September 30, 2016, were approximately $34 million, and decreased by approximately $36 million from the same period in the prior year.

General operating expenses decreased in the three-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to lower employee-related expenses arising from organizational realignment activities together with lower strategic investment expenditures.

Net investment income increased in the three-month period ended September 30, 2016, compared to the same period in the prior year due to higher income on interest and alternative investment returns.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Personal Insurance Year-to-Date Results

Pre‑tax operating income increased in the nine-month period ended September 30, 2016 compared to the same period in the prior year due to improved underwriting results, partially offset by a slight decrease in net investment income. The improvement in the underwriting results primarily reflected strategic actions to reduce expenses and refocus direct marketing activities partially offset by higher accident year losses. Net favorable prior year loss reserve development was $121 million in the nine-month period ended September 30, 2016, compared to $59 million in the same period in the prior year. Catastrophe losses were $114 million in the nine-month period ended September 30, 2016, compared to $135 million in the same period in the prior year.

Acquisition expenses decreased in the nine-month period ended September 30, 2016, compared to the same period in the prior year due to a decrease in non-deferred direct marketing expenses. The non-deferred direct marketing expenses, excluding commissions, for the nine-month period ended September 30, 2016, were approximately $114 million, and decreased by approximately $105 million from the same period in the prior year.

General operating expenses decreased in the nine-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to lower employee-related expenses arising from organizational realignment activities together with lower strategic investment expenditures.

Net investment income decreased in the nine-month period ended September 30, 2016, compared to the same period in the prior year due to lower income on alternative investments, partially offset by higher interest income.

See MD&A — Investments for additional information on the Non-Life Insurance Companies invested assets, investment strategy, and asset-liability management process.

Personal Insurance Net Premiums Written

The following table presents Personal Insurance net premiums written by major line of business:

	Three Months Ended		Percentage Change in		Nine Months Ended		Percentage Change in
	September 30,		U.S.	Original	September 30,		U.S.	Original
(in millions)	2016	2015	dollars	Currency	2016	2015	dollars	Currency
Accident and Health	$1,209	$1,320	(8)%	(11)%	$3,736	$3,906	(4)%	(4)%
Personal Lines	1,710	1,696	1	(2)	4,917	4,955	(1)	-
Total Personal Insurance
net premiums written	$2,919	$3,016	(3)%	(6)%	$8,653	$8,861	(2)%	(2)%

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance net premiums written by line of business (in millions)

Personal Insurance Quarterly and Year-to-Date Net Premiums Written

Personal Insurance net premiums written decreased in the three- and nine-month periods ended September 30, 2016, compared to the same periods in the prior year both on a reported basis and after excluding the effect of foreign exchange.

 The following paragraphs discuss the changes in net premiums written on a constant dollar basis, which excludes the effect of foreign exchange.

Accident and Health net premiums written decreased in the three- and nine-month periods ended September 30, 2016, compared to the same periods in the prior year, primarily due to continued underwriting actions across our businesses to strengthen our portfolio and maintain pricing discipline, together with lower sales as a result of refocusing our direct marketing activities.

Personal Lines net premiums written decreased in the three-month period ended September 30, 2016, compared to the same period in the prior year reflecting decreases in the automobile and personal property business in Japan, partially offset by an increase in personal property business in the U.S. The decrease in the nine-month period ended September 30, 2016 compared to the same period in the prior year was primarily due to decreases in the automobile and personal property business in Japan, including the impact of a duration restriction on long-term fire insurance put in place in the fourth quarter of 2015, and in warranty service programs in the U.S. This was partially offset by an increase in the U.S. due to new business sales in the AIG Private Client Group including changes to optimize our reinsurance structure to retain more favorable risks, while continuing to manage aggregate exposure.

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance Net Premiums Written by Region

The following table presents Personal Insurance net premiums written by region:

	Three Months Ended		Percentage	Percentage	Nine Months Ended		Percentage	Percentage
	September 30,		Change in	Change in	September 30,		Change in	Change in
(in millions)	2016	2015	U.S. dollars	Original Currency	2016	2015	U.S. dollars	Original Currency
Americas	$961	$1,047	(8)%	(2)%	$2,894	$2,906	-%	5%
Asia Pacific	1,543	1,523	1	(9)	4,393	4,492	(2)	(6)
EMEA	415	446	(7)	(4)	1,366	1,463	(7)	(3)
Total net premiums written	$2,919	$3,016	(3)%	(6)%	$8,653	$8,861	(2)%	(2)%

Personal insurance NET PREMIUMS WRITTEN by Region (in millions)

The following paragraphs discuss the changes in net premiums written on a constant dollar basis, which excludes the effect of foreign exchange.

The Americas net premiums written decreased in the three-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to a decrease in Accident and Health and warranty service programs, partially offset by growth in personal property and automobile businesses.  Net premiums written in the nine-month period ended September 30, 2016 increased reflecting growth in personal property and automobile businesses and the reinsurance optimization discussed above partially offset by a decrease in Accident and Health business.

Asia Pacific net premiums written decreased in the three- and nine-month periods ended September 30, 2016, compared to the same periods in the prior year, primarily due to a decrease in Accident and Health business and decreased production in personal property reflecting the long-term fire insurance duration restriction in Japan discussed above.

EMEA net premiums written decreased in the three- and nine-month periods ended September 30, 2016 compared to the same periods in the prior year, primarily due to a decrease in Accident and Health business, partially offset by an increase in warranty service programs.

Item 2 / results of operations / CONSUMER INSURANCE

Personal Insurance Underwriting Ratios

The following tables present the Personal Insurance combined ratios based on GAAP data and reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Loss ratio	56.3	53.4	2.9	54.8	55.0	(0.2)
Catastrophe losses and reinstatement premiums	(0.9)	(2.0)	1.1	(1.3)	(1.6)	0.3
Prior year development net of premium adjustments	1.1	1.6	(0.5)	1.4	0.7	0.7
Accident year loss ratio, as adjusted	56.5	53.0	3.5	54.9	54.1	0.8
Acquisition ratio	26.2	28.4	(2.2)	26.0	27.9	(1.9)
General operating expense ratio	13.8	17.8	(4.0)	14.4	18.0	(3.6)
Expense ratio	40.0	46.2	(6.2)	40.4	45.9	(5.5)
Combined ratio	96.3	99.6	(3.3)	95.2	100.9	(5.7)
Catastrophe losses and reinstatement premiums	(0.9)	(2.0)	1.1	(1.3)	(1.6)	0.3
Prior year development net of premium adjustments	1.1	1.6	(0.5)	1.4	0.7	0.7
Accident year combined ratio, as adjusted	96.5	99.2	(2.7)	95.3	100.0	(4.7)

Personal Insurance ratios Three Months Ended September 30,	Nine Months Ended September 30,

Item 2 / results of operations / CONSUMER INSURANCE

The following tables present Personal Insurance accident year catastrophe and severe losses by region and the number of events:

Catastrophes (a)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended September 30, 2016
Flooding	1	$5	$-	$-	$5
Windstorms and hailstorms	6	6	19	-	25
Earthquakes	-	(4)	-	-	(4)
Total catastrophe-related charges	7	$7	$19	$-	$26
Three Months Ended September 30, 2015
Windstorms and hailstorms	2	$4	$33	$-	$37
Wildfire	1	1	-	-	1
Tropical cyclone	1	-	20	-	20
Total catastrophe-related charges	4	$5	$53	$-	$58
Nine Months Ended September 30, 2016
Flooding	3	$8	$-	$2	$10
Windstorms and hailstorms	16	38	24	-	62
Earthquakes	2	20	22	-	42
Total catastrophe-related charges	21	$66	$46	$2	$114
Nine Months Ended September 30, 2015
Flooding	2	$4	$-	$-	$4
Windstorms and hailstorms	9	77	33	-	110
Wildfire	1	1	-	-	1
Tropical cyclone	1	-	20	-	20
Total catastrophe-related charges	13	$82	$53	$-	$135

(a) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Item 2 / results of operations / CONSUMER INSURANCE

Severe Losses(b)

	# of		Asia
(in millions)	Events	Americas	Pacific	EMEA	Total
Three Months Ended September 30,
2016	-	$-	$-	$-	$-
2015	-	$-	$-	$-	$-
Nine Months Ended September 30,
2016	1	$16	$-	$-	$16
2015	1	$12	$-	$-	$12

(b) Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Personal Insurance Quarterly and Year-to-Date Insurance Ratios

The combined ratio decreased by 3.3 points and 5.7 points in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods in the prior year, principally driven by an improvement in the expense ratio. The accident year combined ratio, as adjusted, decreased by 2.7 points and 4.7 points in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods in the prior year principally driven by improvement in the expense ratio.

The loss ratio increased by 2.9 points in the three-month period ended September 30, 2016 compared to the same period in the prior year. The increase reflected higher accident year losses and lower net favorable prior year loss reserve development partially offset by lower catastrophe losses. The decrease in the loss ratio of 0.2 points in the nine-month period ended September 30, 2016, compared to the same period in the prior year, was primarily due to higher net favorable prior year loss reserve development and lower catastrophe losses, more than offsetting higher accident year losses.

The accident year loss ratio, as adjusted, increased by 3.5 points in the three-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to a higher number of large but not severe losses, particularly in the U.S. business.  The accident year loss ratio, as adjusted, increased by 0.8 points in the nine-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to higher accident year losses in the Accident and Health business.

The acquisition ratio decreased by 2.2 points and 1.9 points in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods in the prior year, which reflected lower Accident and Health direct marketing expenses as we refocused our activities.

The general operating expense ratio decreased by 4.0 points and 3.6 points in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily due to lower employee-related expenses arising from organization realignment activities together with lower strategic investment expenditures.

Item 2 / results of operations / CORPORATE AND OTHER

CORPORATE AND OTHER

Corporate and Other Results

The following table presents AIG’s Corporate and Other results:

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2016	2015	Change		2016	2015	Change
Corporate and Other pre-tax operating income (loss):
Equity in pre-tax operating earnings of AerCap(a)	$-	$-	NM	%	$-	$255	NM	%
Fair value of PICC Investment(b)	28	(195)	NM		(91)	22	NM
Income from other assets, net(c)	363	15	NM		440	1,088	(60)
Corporate general operating expenses	(276)	(133)	(108)		(859)	(653)	(32)
Interest expense	(261)	(266)	2		(779)	(849)	8
Institutional Markets	(526)	84	NM		(410)	382	NM
Run-off insurance Lines	22	(54)	NM		(111)	37	NM
United Guaranty	130	133	(2)		401	394	2
Consolidation and eliminations	(2)	20	NM		(2)	21	NM
Total Corporate and Other pre-tax operating income (loss)	$(522)	$(396)	(32)%		$(1,411)	$697	NM	%

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

Corporate and Other Quarterly Results

Corporate and Other reported a higher pre-tax operating loss in the three-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to a pre-tax operating loss in Institutional Markets, partially offset by fair value gains on our PICC Investment compared to fair value losses in the same period in the prior year, and an increase in Income from other assets, net. The pre-tax operating loss in Institutional Markets was primarily due to loss recognition expense on certain payout annuities from the update of actuarial assumptions. Income from other assets, net, increased primarily due to higher fair value gains on ABS CDOs and credit valuation adjustments on assets for which the fair value option was elected. In addition, the three-month period ended September 30, 2015 included a pension curtailment credit reflected in Corporate general operating expenses.

Run-off insurance lines reported underwriting income in the three-month period ended September 30, 2016 compared to underwriting loss in the same period in the prior year, primarily driven by lower net adverse prior year loss reserve development as well as a decrease in net loss reserve discount charge related to excess workers’ compensation business largely driven by interest rate movements, partially offset by a reserve increase in life insurance run-off lines.

Corporate and Other Year-to-Date Results

Corporate and Other reported a pre-tax operating loss in the nine-month period ended September 30, 2016, compared to pre-tax operating income in the same period in the prior year, primarily due to a pre-tax operating loss in Institutional Markets and a decline in Income from other assets, net. The pre-tax operating loss in Institutional Markets was primarily due to loss recognition expense on certain payout annuities from the update of actuarial assumptions. Income from other assets, net decreased primarily due to fair value losses on ABS CDOs compared to fair value gains in the same period in the prior year and lower credit valuation adjustments on assets for which the fair value option was elected and gains recognized in the nine-month period ended September 30, 2015 upon the unwinding of certain positions. The pre-tax operating results also reflected fair value losses on our PICC Investment compared to fair value gains in the same period in the prior year. In addition, the

Item 2 / results of operations / CORPORATE AND OTHER

nine-month period ended September 30, 2015 included our share of AerCap’s pre-tax income, which was accounted for under the equity method through the date of sale of most of our shares in the second quarter of 2015 and a pension curtailment credit. These declines were partially offset by lower interest expense from ongoing liability management activities described in Liquidity and Capital Resources.

Run-off insurance lines reported a pre-tax operating loss in the nine-month period ended September 30, 2016 compared to pre-tax operating income in the same period in the prior year primarily due to higher underwriting losses during the nine-month period ended September 30, 2016 compared to the same period in the prior year, partially offset by an increase in the allocation of net investment income. The decrease in underwriting results primarily reflected:

•    excess workers’ compensation net loss reserve discount charges in the nine-month period ended September 30, 2016 compared to a benefit in the same period in the prior year, reflecting a decrease in the reserve discount curve consisting of Treasury rates partially offset by an increase in credit spreads. See Insurance Reserves – Non-Life Insurance Companies – Discounting of Reserves for further discussion;

•    higher accident year losses, primarily reflecting the transfers of certain casualty lines, including environmental liability, excess casualty and healthcare coverage that ceased to be offered by Commercial Insurance; and

•    lower net adverse prior year loss reserve development.

In addition, in the nine-month period ended September 30, 2016, the underwriting loss included an $86 million out of period charge that was recorded in the three-month period ended June 30, 2016. The out of period charge, which reduced net earned premium, was related to the substantiation of an opening balance brought forward from an earlier ledger conversion initiative prior to 2011. The inclusion of this adjustment in Corporate and Other is consistent with how our results of operations are reported to our chief operating decision makers.

Institutional Markets Results

The following table presents Institutional Markets results:

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2016	2015	Change		2016	2015	Change
Revenues:
Premiums	$103	$115	(10)%		$553	$854	(35)%
Policy fees	51	49	4		152	148	3
Net investment income	445	414	7		1,208	1,372	(12)
Benefits and expenses:
Policyholder benefits and losses incurred	993	363	174		1,931	1,603	20
Interest credited to policyholder account balances	102	102	-		304	306	(1)
Amortization of deferred policy acquisition costs	2	1	100		3	2	50
Other acquisition expenses	9	9	-		27	24	13
General operating expenses	19	19	-		58	57	2
Pre-tax operating income (loss)	$(526)	$84	NM	%	$(410)	$382	NM	%

Item 2 / results of operations / CORPORATE AND OTHER

INSTITUTIONAL MARKETS pre-tax OPERATING INCOME (Loss) (in millions)

Institutional Markets Quarterly Results

Pre-tax operating income decreased to a loss in the three-month period ended September 30, 2016 compared to income in the same period in the prior year, primarily due to loss recognition expense on certain payout annuities from the update of actuarial assumptions, partially offset by higher net investment income on alternative investments and yield enhancements. Excluding the impact of the loss recognition expense, variances in premiums and benefits and expenses were primarily due to premiums received and future policy benefit reserves established from the sale of terminal funding annuities and structured settlements. The decrease in premiums, compared to the same period in the prior year, was due to lower premiums from structured settlements.

The update of actuarial assumptions resulted in $622 million of loss recognition expense on structured settlement and terminal funding payout annuities, which drove the pre-tax operating loss in the three-month period ended September 30, 2016. The loss recognition reflected the establishment of additional reserves primarily as a result of mortality experience studies, which indicated increased longevity, particularly on disabled lives on a block of structured settlements underwritten pre-2010. This legacy block accounted for over 80% of the charge recognized in the three-month period ended September 30, 2016. These contracts are expected to become part of the Legacy Portfolio when our new operating structure is finalized. Compared to the legacy structured settlement contracts, our more recently issued contracts contain a lower proportion of substandard business and those lives are less severely impaired, on average. There was no impact on pre-tax operating income of Institutional Markets from the update of actuarial assumptions in the three-month period ended September 30, 2015.

Net investment income in the three-month period ended September 30, 2016 increased compared to the same period in the prior year, primarily due to higher income on alternative investments and higher yield enhancement income, which included bond call and tender income and gains on securities for which the fair value option was elected. Certain traditional long-duration products for which Institutional Markets does not have the ability to adjust interest rates, such as life-contingent structured settlements, are exposed to reduced earnings and potential additional loss recognition reserve increases in a sustained low interest rate environment. See MD&A – Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of Institutional Markets.

General operating expenses in the three-month period ended September 30, 2016 were comparable to the same period in the prior year.

Item 2 / results of operations / CORPORATE AND OTHER

Institutional Markets Year-to-Date Results

Pre-tax operating income decreased to a loss in the nine-month period ended September 30, 2016 compared to income in the same period in the prior year, primarily due to loss recognition expense on certain payout annuities from the update of actuarial assumptions, as well as lower net investment income on alternative investments. The decrease in premiums was primarily due to a large terminal funding annuity issued in the nine-month period ended September 30, 2015.

Net investment income in the nine-month period ended September 30, 2016 decreased compared to the same period in the prior year, primarily due to lower income on alternative investments, partially offset by higher base net investment income primarily due to growth in average invested assets, and higher yield enhancement income, which included bond call and tender income and gains on securities for which the fair value option was elected.

Base net investment income for the nine-month period ended September 30, 2016 increased compared to the same period in the prior year, due to commercial mortgage loan prepayment income in the nine-month period ended September 30, 2016 and growth in average base invested assets. See MD&A – Investments – Life Insurance Companies for additional information on the investment strategy, asset-liability management process and invested assets of our Life Insurance Companies, which include the invested assets of Institutional Markets.

General operating expenses in the nine-month period ended September 30, 2016 increased slightly compared to the same period in the prior year, primarily due to higher interest expense related to consolidated real estate partnerships (which was more than offset by related investment income).

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

The following table presents a reconciliation of Institutional Markets premiums and deposits to GAAP premiums:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Premiums and deposits	$203	$159	$1,013	$985
Deposits	(95)	(33)	(444)	(104)
Other	(5)	(11)	(16)	(27)
Premiums	$103	$115	$553	$854

Premiums for the three-month period ended September 30, 2016 decreased due to lower structured settlement premiums. Premiums for the nine-month period ended September 30, 2016 decreased compared to the same periods in the prior year, primarily due to a large single premium for a terminal funding annuity issued in the three-month period ended June 30, 2015. The decrease in premiums was offset by an increase in deposits in the nine-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to a $254 million ten-year, floating-rate funding agreement issued to the Federal Home Loan Bank of Dallas in the nine-month period ended September 30, 2016.

Item 2 / results of operations / CORPORATE AND OTHER

United Guaranty Results

The following table presents United Guaranty results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(dollars in millions)	2016	2015	Change	2016	2015	Change
Underwriting results:
Net premiums written	$158	$199	(21)%	$499	$484	3%
(Increase) decrease in unearned premiums	22	(1)	NM	46	116	(60)
Net premiums earned	180	198	(9)	545	600	(9)
Losses and loss adjustment expenses incurred	28	40	(30)	92	141	(35)
Acquisition expenses:
Amortization of deferred policy acquisition costs	8	7	14	21	20	5
Other acquisition expenses	11	12	(8)	33	36	(8)
Total acquisition expenses	19	19	-	54	56	(4)
General operating expenses	35	40	(13)	102	112	(9)
Underwriting income	98	99	(1)	297	291	2
Net investment income	32	34	(6)	104	103	1
Pre-tax operating income	130	133	(2)	401	394	2
Key metrics:
Prior year loss reserve development (favorable)/
unfavorable	$(16)	$(18)	(11)%	$(33)	$(35)	(6)%
Domestic first-lien:
New insurance written	$12,762	$14,483	(12)	$34,574	$40,215	(14)
Combined ratio	51.2	52.2		48.9	53.6
Primary risk in force				$35,235	$36,883	(4)
60+ day delinquency ratio on primary loans(a)				2.9%	3.5%
Domestic second-lien:
Risk in force(b)				$350	$415	(16)

(a) Based on number of policies.

(b) Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, which is usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

Pre-Tax oPERATING INCOME (in millions)	domestic first-lien new insurance written ON MORTGAGE LOANS (in millions)

Item 2 / results of operations / CORPORATE AND OTHER

The following table presents United Guaranty first-lien results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(dollars in millions)	2016	2015	Change	2016	2015	Change
Underwriting results:
Net premiums written	$151	$187	(19)%	$471	$445	6%
(Increase) decrease in unearned premiums	21	(3)	NM	44	113	(61)
Net premiums earned	172	184	(7)	515	558	(8)
Losses and loss adjustment expenses incurred	31	43	(28)	106	144	(26)
Acquisition expenses:
Amortization of deferred policy acquisition costs	8	7	14	21	20	5
Other acquisition expenses	11	12	(8)	33	36	(8)
Total acquisition expenses	19	19	-	54	56	(4)
General operating expenses	38	34	12	92	99	(7)
Underwriting income	84	88	(5)	263	259	2
Net investment income	29	31	(6)	96	95	1
Pre-tax operating income	$113	$119	(5)%	$359	$354	1%

United Guaranty Quarterly Results

Pre-tax operating income decreased in the three-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to a decrease in net premiums earned due to higher ceded premiums under the 50 percent quota share agreement between United Guaranty and our subsidiaries for business originated from 2014 through 2016 offsetting a decline in incurred losses driven by lower delinquency rates and higher cure rates. Direct premiums written declined primarily due to reductions in new insurance volume, driven by the decline in mortgage originations in 2016, and continued reductions in run-off businesses.

First-Lien Results

First-lien pre-tax operating income decreased in the three-month period ended September 30, 2016, compared to the same period in the prior year, reflecting a decrease in net premiums earned due to higher ceded premiums under the 50 percent quota share agreement discussed above. First-lien net premiums earned decreased in the three-month period ended September 30, 2016, compared to the same period in the prior year, primarily due to the increase in ceded premiums. First-lien losses and loss adjustment expenses incurred in the three-month period ended September 30, 2016 decreased by $12 million compared to the same period in the prior year driven by fewer new delinquencies and an increase in cure rates. The combined ratio decreased by 1.0 point to 51.2 points in the three-month period ended September 30, 2016, compared to the same period in the prior year, reflecting a decrease in losses incurred.

Acquisition expenses were flat in the three-month period ended September 30, 2016 compared to the same period in the prior year.

General operating expenses increased in the three-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to an increase in expenses relating to the pending sale of United Guaranty.

Other Business Results

Other business results include second-lien mortgage insurance, student loan insurance and non-domestic mortgage insurance operations.

The Other business’ pre-tax operating income for the three-month period ended September 30, 2016 decreased by $3 million to $17 million, compared to the same period in the prior year, primarily due to a decrease in net premiums earned as these portfolios continued to run off, partially offset by a decrease in losses and loss adjustment expenses.

Item 2 / results of operations / CORPORATE AND OTHER

United Guaranty Year-to-Date Results

Pre-tax operating income decreased in the nine-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to a decrease in net premiums earned due to higher ceded premiums from the 50 percent quota share agreement discussed above. Partially offsetting the premium decrease was a decline in incurred losses driven by lower delinquency rates and higher cure rates.

First-Lien Results

First-lien pre-tax operating income was flat in the nine-month period ended September 30, 2016, compared to the same period in the prior year. First-lien net premiums earned decreased in the nine-month period ended September 30, 2016 compared to the same period in the prior year, primarily as a result of the 50 percent quota share agreement discussed above. First-lien losses and loss adjustment expenses incurred in the nine-month period ended September 30, 2016 decreased by $38 million, compared to the same period in the prior year, due to a decline in newly reported delinquencies and an increase in cure rates. The combined ratio decreased by 4.7 points to 48.9 points in the nine-month period ended September 30, 2016 compared to the same period in the prior year, primarily reflecting a decrease  in losses incurred.

Acquisition expenses decreased by $2 million to $54 million in the nine-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to reductions in expenses related to reduced new insurance written.

General operating expenses decreased by $3 million to $93 million in the nine-month period ended September 30, 2016 compared to the same period in the prior year, primarily due to a reduction in employee-related expenses, partially offset by an increase in expenses relating to the pending sale of United Guaranty.

Other Business Results

The Other business’ pre-tax operating income for the nine-month period ended September 30, 2016 was approximately $42 million compared to $40 million in the same period in the prior year. The $2 million increase in pre-tax operating income was primarily due to a decrease in losses and loss adjustment expenses, partially offset by a decrease in net premiums earned as these portfolios continued to run off.

New Insurance Written on Domestic First-Lien Mortgage Loans

United Guaranty’s domestic first-lien new insurance written was $12.8 billion and $34.6 billion in the three- and nine-month periods ended September 30, 2016, respectively, compared to $14.5 billion and $40.2 billion, respectively, in the same periods in the prior year.  The decrease was primarily caused by lower mortgage interest rates in late 2014 and early 2015 resulting in an increase in refinancing activity in early 2015.

Delinquency Inventory

The delinquency inventory for domestic first-lien business declined during the three-month period ended September 30, 2016 compared to the same period in the prior year as a result of cures and paid claims exceeding the number of newly reported delinquencies. United Guaranty’s first-lien primary delinquency ratio at September 30, 2016 was 2.9 percent compared to 3.5 percent at September 30, 2015. Over the last several years, United Guaranty has experienced a decline in newly reported delinquencies and an increase in cure rates.

Item 2 / results of operations / CORPORATE AND OTHER

The following table provides a summary of activity in United Guaranty’s domestic first lien delinquency inventory:

Nine Months Ended September 30,
(number of policies)	2016	2015*
Number of primary delinquencies at the beginning of the year	30,471	37,622
Newly reported	27,176	29,375
Cures	(24,484)	(27,766)
Claims paid	(4,797)	(6,701)
Other	(2,064)	(1,405)
Number of primary delinquencies at the end of the period	26,302	31,125

*  In the second quarter of 2016, United Guaranty’s number of delinquent loans was revised to remove modified pool policies and reflect primary first-lien only policies. The prior period has been revised to conform to the current period presentation.

United Guaranty Quarterly and Year-to-Date Underwriting Ratios

The following tables present the United Guaranty combined ratios based on GAAP data:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Loss ratio	15.6	20.2	(4.6)	16.9	23.5	(6.6)
Acquisition ratio	10.6	9.6	1.0	9.9	9.3	0.6
General operating expense ratio	19.4	20.2	(0.8)	18.7	18.7	-
Expense ratio	30.0	29.8	0.2	28.6	28.0	0.6
Combined ratio	45.6	50.0	(4.4)	45.5	51.5	(6.0)

The combined ratio decreased by 4.4 points and 6.0 points in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily due to a lower loss ratio offset in part by an increase in the expense ratio. The decrease in the loss ratio in the three- and nine-month periods ended September 30, 2016 was driven primarily by a decline in incurred losses driven by fewer new delinquencies and an increase in cure rates.

The acquisition ratio increased by 1.0 point and 0.6 points in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods in the prior year. The acquisition ratio increased due to a reduction in net premiums earned from the 50 percent quota share agreement and amortization of previously capitalized costs offsetting the reduction in sales support activities.

The general operating expense ratio decreased by 0.8 points and remained flat in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily due to a decrease in technology-related expenses.

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

Investments Highlights during the Nine Months Ended September 30, 2016

•    A decline in interest rates and narrowing of credit spreads resulted in an increase in our net unrealized gain position in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $19.6 billion as of September 30, 2016 from approximately $8.8 billion as of December 31, 2015.

•    We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•    During the nine months ended September 30, 2016, we reduced our hedge fund portfolio by $2.7 billion as a result of redemptions consistent with our planned reduction of exposure. Our alternative investments portfolio performance also experienced a decline in the nine-month period ended September 30, 2016 due to increased volatility in equity markets, primarily in the first quarter of 2016.

•    Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•    Other-than-temporary impairments decreased due to lower impairments within the corporate bond portfolio, primarily in the energy sector.

•    We recognized gains on sales of securities in the nine-month period ended September 30, 2016, primarily due to the sale of a portion of our PICC Investment.

•    The Brexit vote has created increased volatility in exchange rates as well as within the equity markets, which may continue for some time.

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

Investments by Legal Entity Category

The following tables summarize the composition of AIG's investments:

	Non-Life	Life
	Insurance	Insurance	Corporate
(in millions)	Companies	Companies	and Other(b)	Total
September 30, 2016
Fixed maturity securities(a):
Bonds available for sale, at fair value	$82,625	$171,375	$6,649	$260,649
Other bond securities, at fair value	1,409	3,828	9,535	14,772
Equity securities:
Common and preferred stock available for sale, at fair value	1,837	209	(502)	1,544
Other Common and preferred stock, at fair value	-	3	495	498
Mortgage and other loans receivable, net of allowance	9,419	24,773	(1,779)	32,413
Other invested assets	10,923	9,486	5,338	25,747
Short-term investments	3,672	4,613	2,460	10,745
Total investments	109,885	214,287	22,196	346,368
Cash	1,331	733	434	2,498
Total invested assets	$111,216	$215,020	$22,630	$348,866
December 31, 2015
Fixed maturity securities(a):
Bonds available for sale, at fair value	$80,759	$157,150	$10,336	$248,245
Other bond securities, at fair value	1,463	3,589	11,730	16,782
Equity securities:
Common and preferred stock available for sale, at fair value	2,821	144	(50)	2,915
Other Common and preferred stock, at fair value	355	-	566	921
Mortgage and other loans receivable, net of allowance	8,277	23,979	(2,691)	29,565
Other invested assets	10,569	12,398	6,827	29,794
Short-term investments	3,066	2,877	4,189	10,132
Total investments	107,310	200,137	30,907	338,354
Cash	974	557	98	1,629
Total invested assets	$108,284	$200,694	$31,005	$339,983

(a) At both September 30, 2016 and December 31, 2015, approximately 90 percent and 10 percent of investments were held by domestic and foreign entities, respectively.

(b) Includes the effect of eliminations and consolidations.

Item 2 / INVESTMENTS

The following table presents the components of Net Investment Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Interest and dividends	$3,213	$3,204	$9,698	$9,599
Alternative investments(a)	365	(18)	309	1,226
Other investment income(b)	320	153	810	447
Total investment income	3,898	3,339	10,817	11,272
Investment expenses	115	133	338	402
Total net investment income	$3,783	$3,206	$10,479	$10,870

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

(b) Includes changes in fair value of certain fixed maturity securities where the fair value option has been elected and which are used to economically hedge interest rate and other risks related to our variable annuity guaranteed living benefits. For the three-month periods ended September 30, 2016 and 2015, the net investment income (loss) recorded on these securities was $17 million and $4 million, respectively. For the nine-month periods ended September 30, 2016 and 2015, the net investment income (loss) recorded on these securities was $270 million and $(39) million, respectively.

Net investment income increased for the three-month period ended September 30, 2016 compared to the same period in the prior year primarily due to higher income on alternative investments and an increase in the fair market value of assets accounted for under the fair value option. Net investment income decreased for the nine-month period ended September 30, 2016 compared to the same period in the prior year due to lower income on alternative investments and lower reinvestment yields, partially offset by an increase in invested assets and higher gains on securities for which the fair value option was elected.

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

Item 2 / INVESTMENTS

Fixed maturity investments held in the Non-Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings with a duration averaging 3.5 years.

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

Fixed maturity investments of the Life Insurance Companies domestic operations, with a duration of 7.0 years, are comprised of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

Fixed maturity investments held in the Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings with a duration averaging 16.3 years.

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

The following table presents the fixed maturity security portfolio of Life Insurance Companies categorized by NAIC Designation, at fair value:

September 30, 2016
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$48,901	$60,346	$109,247	$5,973	$2,926	$781	$112	$9,792	$119,039
Mortgage-backed, asset-backed and collateralized	45,691	2,796	48,487	238	311	61	1,001	1,611	50,098
Total*	$94,592	$63,142	$157,734	$6,211	$3,237	$842	$1,113	$11,403	$169,137

 *   Excludes $6.1 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within Life Insurance Companies that do not require a statutory filing.

The following table presents the fixed maturity security portfolio of Life Insurance Companies  categorized by composite AIG credit rating, at fair value:

September 30, 2016
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$49,983	$59,889	$109,872	$5,318	$3,146	$703	$9,167	$119,039
Mortgage-backed, asset-backed and collateralized	30,627	4,063	34,690	1,177	784	13,447	15,408	50,098
Total*	$80,610	$63,952	$144,562	$6,495	$3,930	$14,150	$24,575	$169,137

 *  Excludes $6.1 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within Life Insurance Companies that do not require a statutory filing.

Credit Ratings

At September 30, 2016, approximately 90 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 16 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

A significant portion of our foreign entities’ fixed maturity securities portfolio is rated by Moody’s Investors’ Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At September 30, 2016, approximately 17 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 7 percent were below investment grade or not rated. Approximately 48 percent of the

Item 2 / INVESTMENTS

foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(in millions)	2016	2015	2016	2015	2016	2015
Rating:
Other fixed maturity
securities
AAA	$13,235	$12,274	$3,192	$3,222	$16,427	$15,496
AA	36,597	35,344	282	207	36,879	35,551
A	52,277	50,741	1,769	1,781	54,046	52,522
BBB	73,772	71,766	112	186	73,884	71,952
Below investment grade	13,863	12,305	20	133	13,883	12,438
Non-rated	967	920	-	-	967	920
Total	$190,711	$183,350	$5,375	$5,529	$196,086	$188,879
Mortgage-backed, asset-
backed and collateralized
AAA	$29,063	$26,382	$1,148	$1,756	$30,211	$28,138
AA	6,324	5,003	699	708	7,023	5,711
A	8,841	7,462	286	416	9,127	7,878
BBB	4,970	4,394	326	497	5,296	4,891
Below investment grade	20,725	21,638	6,857	7,771	27,582	29,409
Non-rated	15	16	81	105	96	121
Total	$69,938	$64,895	$9,397	$11,253	$79,335	$76,148
Total
AAA	$42,298	$38,656	$4,340	$4,978	$46,638	$43,634
AA	42,921	40,347	981	915	43,902	41,262
A	61,118	58,203	2,055	2,197	63,173	60,400
BBB	78,742	76,160	438	683	79,180	76,843
Below investment grade	34,588	33,943	6,877	7,904	41,465	41,847
Non-rated	982	936	81	105	1,063	1,041
Total	$260,649	$248,245	$14,772	$16,782	$275,421	$265,027

Item 2 / INVESTMENTS

Available for Sale Investments

The following table presents the fair value of our available for sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2016	2015
Bonds available for sale:
U.S. government and government sponsored entities	$2,223	$1,844
Obligations of states, municipalities and political subdivisions	26,578	27,323
Non-U.S. governments	20,706	18,195
Corporate debt	141,204	135,988
Mortgage-backed, asset-backed and collateralized:
RMBS	37,815	36,227
CMBS	15,073	13,571
CDO/ABS	17,050	15,097
Total mortgage-backed, asset-backed and collateralized	69,938	64,895
Total bonds available for sale*	260,649	248,245
Equity securities available for sale:
Common stock	1,232	2,401
Preferred stock	18	22
Mutual funds	294	492
Total equity securities available for sale	1,544	2,915
Total	$262,193	$251,160

*    At September 30, 2016 and December 31, 2015, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $35.6 billion and $34.9 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	September 30,	December 31,
(in millions)	2016	2015
Japan	$6,257	$5,416
Germany	1,357	832
Canada	1,318	1,453
France	931	784
United Kingdom	828	661
Mexico	751	563
Netherlands	605	511
Norway	479	503
Indonesia	426	260
Singapore	424	426
Other	7,384	6,836
Total	$20,760	$18,245

Item 2 / INVESTMENTS

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	September 30, 2016
			Non-			December 31,
		Financial	Financial	Structured		2015
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$931	$1,100	$2,154	$-	$4,185	$4,018
Germany	1,357	158	2,066	2	3,583	3,365
Netherlands	605	940	1,462	166	3,173	3,404
Ireland	-	51	551	792	1,394	1,274
Belgium	268	129	773	-	1,170	855
Spain	28	53	913	14	1,008	1,102
Italy	1	125	804	12	942	1,009
Luxembourg	-	12	442	-	454	496
Finland	83	53	115	-	251	229
Austria	87	3	13	-	103	124
Other - EuroZone	818	39	172	2	1,031	929
Total Euro-Zone	$4,178	$2,663	$9,465	$988	$17,294	$16,805
Remainder of Europe
United Kingdom	$828	$3,173	$8,499	$3,905	$16,405	$15,286
Switzerland	48	1,142	1,238	-	2,428	2,519
Sweden	124	436	141	-	701	827
Norway	479	45	103	-	627	688
Russian Federation	54	6	75	-	135	122
Other - Remainder of Europe	289	114	104	-	507	443
Total - Remainder of Europe	$1,822	$4,916	$10,160	$3,905	$20,803	$19,885
Total	$6,000	$7,579	$19,625	$4,893	$38,097	$36,690

Investments in Municipal Bonds

At September 30, 2016, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 95 percent of the portfolio rated A or higher.

Item 2 / INVESTMENTS

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	September 30, 2016
	State	Local		Total	December 31,
	General	General		Fair	2015
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$27	$634	$3,853	$4,514	$4,613
California	729	486	2,483	3,698	3,841
Texas	290	1,603	1,662	3,555	3,415
Massachusetts	753	1	701	1,455	1,387
Illinois	107	182	936	1,225	1,486
Washington	421	96	624	1,141	1,359
Florida	153	-	958	1,111	1,135
Virginia	47	5	773	825	878
Georgia	207	216	376	799	870
Pennsylvania	276	25	475	776	676
Washington DC	189	-	533	722	705
Ohio	97	-	483	580	531
Arizona	-	69	462	531	576
All other states(a)	960	546	4,140	5,646	5,851
Total(b)(c)	$4,256	$3,863	$18,459	$26,578	$27,323

(a) We did not have material credit exposure to the government of Puerto Rico.

(b) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $1.7 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	September 30,	December 31,
(in millions)	2016	2015
Financial institutions:
Money Center /Global Bank Groups	$9,619	$9,104
Regional banks — other	654	568
Life insurance	3,305	3,295
Securities firms and other finance companies	389	380
Insurance non-life	5,528	5,421
Regional banks — North America	7,260	6,823
Other financial institutions	8,854	7,808
Utilities	18,994	18,497
Communications	10,835	10,251
Consumer noncyclical	16,348	15,391
Capital goods	8,656	8,973
Energy	14,391	13,861
Consumer cyclical	9,572	9,767
Basic	7,301	7,512
Other	19,498	18,337
Total *	$141,204	$135,988

*    At both September 30, 2016 and December 31, 2015, approximately 91 percent of these investments were rated investment grade.

Item 2 / INVESTMENTS

Our investments in the energy category, as a percentage of total investments in available for sale fixed maturities, were 5.5 percent at September 30, 2016 and 5.6 percent at December 31, 2015.  While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale investments by year of vintage:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2016	2015
Total RMBS
2016	$3,199	$-
2015	2,692	2,273
2014	1,152	1,096
2013	2,059	2,178
2012	1,519	1,944
2011 and prior*	27,194	28,736
Total RMBS	$37,815	$36,227
Agency
2016	$2,417	$-
2015	2,417	2,025
2014	1,026	1,000
2013	1,960	2,094
2012	1,508	1,877
2011 and prior	4,406	5,555
Total Agency	$13,734	$12,551
Alt-A
2016	-	-
2015	-	-
2014	16	-
2013	-	-
2012	$-	$-
2011 and prior	12,700	12,831
Total Alt-A	$12,716	$12,831
Subprime
2016	-	-
2015	-	-
2014	-	-
2013	-	-
2012	-	-
2011 and prior	$2,825	$2,376
Total Subprime	$2,825	$2,376
Prime non-agency
2016	$705	$-
2015	13	-
2014	3	-
2013	19	8
2012	-	53
2011 and prior	6,953	7,589
Total Prime non-agency	$7,693	$7,650
Total Other housing related	$847	$819

Item 2 / INVESTMENTS

 *   Includes approximately $13.2 billion at both September 30, 2016, and December 31, 2015 of certain RMBS that had experienced deterioration in credit quality since their origination.  See Note 6 to the Condensed Consolidated Financial Statements for additional discussion on Purchased Credit Impaired (PCI) Securities.

The following table presents our RMBS available for sale investments by credit rating:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2016	2015
Rating:
Total RMBS
AAA	$16,159	$14,884
AA	504	389
A	1,127	509
BBB	744	661
Below investment grade(a)	19,276	19,779
Non-rated	5	5
Total RMBS(b)	$37,815	$36,227
Agency RMBS
AAA	$13,730	$12,547
AA	4	4
Total Agency	$13,734	$12,551
Alt-A RMBS
AAA	$1	$5
AA	80	17
A	105	121
BBB	239	216
Below investment grade(a)	12,291	12,472
Total Alt-A	$12,716	$12,831
Subprime RMBS
AAA	$14	$15
AA	102	68
A	161	247
BBB	254	200
Below investment grade(a)	2,294	1,846
Total Subprime	$2,825	$2,376
Prime non-agency
AAA	$1,986	$1,986
AA	203	188
A	858	138
BBB	229	209
Below investment grade(a)	4,412	5,124
Non-rated	5	5
Total prime non-agency	$7,693	$7,650
Total Other housing related	$847	$819

(a) Includes certain RMBS that had experienced deterioration in credit quality since their origination. See Note 6 to the Condensed Consolidated Financial Statements for additional discussion on PCI Securities.

(b) The weighted average expected life was six years at both September 30, 2016 and December 31, 2015.

Our underwriting practices for investing in RMBS, other asset‑backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Item 2 / INVESTMENTS

Investments in CMBS

The following table presents our CMBS available for sale investments:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2016	2015
CMBS (traditional)	$12,401	$11,132
Agency	1,864	1,622
Other	808	817
Total	$15,073	$13,571

The following table presents the fair value of our CMBS available for sale investments by rating agency designation and by vintage year:

					Below
					Investment
(in millions)	AAA	AA	A	BBB	Grade	Non-Rated	Total
September 30, 2016
Year:
2016	$1,330	$281	$77	$160	$14	$-	$1,862
2015	1,225	470	521	245	18	-	2,479
2014	1,692	224	11	-	-	-	1,927
2013	2,649	412	72	25	-	-	3,158
2012	643	68	46	82	-	10	849
2011 and prior	1,786	568	615	572	1,257	-	4,798
Total	$9,325	$2,023	$1,342	$1,084	$1,289	$10	$15,073
December 31, 2015
Year:
2015	$824	$404	$465	$240	$-	$-	$1,933
2014	1,604	183	11	-	-	-	1,798
2013	2,611	433	89	54	-	-	3,187
2012	737	60	31	83	-	10	921
2011 and prior	1,936	725	666	759	1,646	-	5,732
Total	$7,712	$1,805	$1,262	$1,136	$1,646	$10	$13,571

Item 2 / INVESTMENTS

The following table presents our CMBS available for sale investments by geographic region:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2016	2015
Geographic region:
New York	$3,668	$3,149
California	1,472	1,244
Texas	856	791
Florida	528	520
New Jersey	473	433
Virginia	379	362
Illinois	355	323
Pennsylvania	319	295
Massachusetts	275	231
Georgia	257	253
Maryland	235	229
Washington, D.C.	232	107
All Other*	6,024	5,634
Total	$15,073	$13,571

*    Includes Non-U.S. locations.

The following table presents our CMBS available for sale investments by industry:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2016	2015
Industry:
Office	$4,591	$3,896
Retail	4,070	3,978
Multi-family*	3,339	3,036
Lodging	1,038	1,005
Industrial	1,031	868
Other	1,004	788
Total	$15,073	$13,571

*    Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable during the third quarter of 2016. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Item 2 / INVESTMENTS

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

	Fair value at	Fair value at
	September 30,	December 31,
(in millions)	2016	2015
Collateral Type:
Bank loans (CLO)	$8,349	$7,962
Other	133	153
Total	$8,482	$8,115

The following table presents our CDO available for sale investments by credit rating:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2016	2015
Rating:
AAA	$2,923	$2,870
AA	2,750	2,543
A	2,386	2,247
BBB	300	298
Below investment grade	123	157
Total	$8,482	$8,115

Commercial Mortgage Loans

At September 30, 2016, we had direct commercial mortgage loans exposure of $24 billion, of which approximately all of the loans were current.

The following table presents the commercial mortgage loans exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
September 30, 2016
State:
New York	97	$892	$3,545	$548	$215	$164	$186	$5,550	23%
California	99	325	778	455	365	866	403	3,192	13
Texas	58	255	704	99	112	187	44	1,401	6
Florida	67	250	95	344	165	19	77	950	4
New Jersey	38	465	48	357	-	29	32	931	4
Massachusetts	19	369	115	362	-	-	27	873	4
Illinois	18	148	307	20	53	36	23	587	3
Connecticut	19	328	145	23	80	-	-	576	2
Pennsylvania	24	-	28	461	52	27	-	568	2
Ohio	34	171	17	207	53	-	5	453	2
Other states	271	1,274	1,207	1,621	464	562	200	5,328	22
Foreign	61	720	1,028	648	265	556	384	3,601	15
Total*	805	$5,197	$8,017	$5,145	$1,824	$2,446	$1,381	$24,010	100%

Item 2 / INVESTMENTS

December 31, 2015
State:
New York	97	$823	$2,968	$516	$301	$166	$186	$4,960	22%
California	95	87	547	433	533	788	308	2,696	12
Texas	60	120	696	106	147	187	48	1,304	6
New Jersey	45	441	338	324	-	29	33	1,165	5
Florida	78	187	113	374	116	20	146	956	4
Illinois	21	174	369	21	32	36	23	655	3
Massachusetts	19	56	168	360	-	-	33	617	3
Connecticut	20	314	152	23	81	-	-	570	3
Pennsylvania	28	6	29	436	62	27	4	564	3
Ohio	37	122	28	211	67	-	5	433	2
Other states	302	1,118	1,203	1,514	414	595	229	5,073	23
Foreign	47	471	1,234	520	161	250	438	3,074	14
Total*	849	$3,919	$7,845	$4,838	$1,914	$2,098	$1,453	$22,067	100%

*    Does not reflect allowance for credit losses.

See Note 6 to the Consolidated Financial Statements in the 2015 Annual Report for additional discussion on commercial mortgage loans.

Impairments

The following table presents impairments by investment type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$69	$167	$361	$330
Equity securities, available for sale	3	75	7	161
Private equity funds and hedge funds	30	31	46	74
Subtotal	102	273	414	565
Other impairments:
Investments in life settlements	80	58	329	200
Other investments	25	22	52	69
Real estate	2	-	6	5
Total	$209	$353	$801	$839

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

Other-than-temporary impairment charges by reportable segment and impairment type:

	Non-Life	Life	Corporate
	Insurance	Insurance	and Other
(in millions)	Companies	Companies	Operations	Total
Three Months Ended September 30, 2016
Impairment Type:
Severity	$10	$-	$-	$10
Change in intent	-	2	-	2
Foreign currency declines	7	-	-	7
Issuer-specific credit events	16	61	-	77
Adverse projected cash flows	3	3	-	6
Total	$36	$66	$-	$102
Three Months Ended September 30, 2015
Impairment Type:
Severity	$10	$-	$-	$10
Change in intent	3	76	2	81
Foreign currency declines	5	-	-	5
Issuer-specific credit events	107	69	-	176
Adverse projected cash flows	-	1	-	1
Total	$125	$146	$2	$273
Nine Months Ended September 30, 2016
Impairment Type:
Severity	$15	$-	$-	$15
Change in intent	9	26	-	35
Foreign currency declines	13	1	-	14
Issuer-specific credit events	76	225	2	303
Adverse projected cash flows	16	31	-	47
Total	$129	$283	$2	$414
Nine Months Ended September 30, 2015
Impairment Type:
Severity	$12	$-	$-	$12
Change in intent	5	107	81	193
Foreign currency declines	19	18	-	37
Issuer-specific credit events	161	153	-	314
Adverse projected cash flows	3	6	-	9
Total	$200	$284	$81	$565

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended September 30, 2016
Impairment Type:
Severity	$-	$-	$-	$-	$10	$10
Change in intent	-	-	-	2	-	2
Foreign currency declines	-	-	-	7	-	7
Issuer-specific credit events	20	-	13	21	23	77
Adverse projected cash flows	6	-	-	-	-	6
Total	$26	$-	$13	$30	$33	$102
Three Months Ended September 30, 2015
Impairment Type:
Severity	$-	$-	$-	$-	$10	$10
Change in intent	-	-	1	73	7	81
Foreign currency declines	-	-	-	5	-	5
Issuer-specific credit events	10	-	5	72	89	176
Adverse projected cash flows	1	-	-	-	-	1
Total	$11	$-	$6	$150	$106	$273
Nine Months Ended September 30, 2016
Impairment Type:
Severity	$-	$-	$-	$-	$15	$15
Change in intent	-	-	-	35	-	35
Foreign currency declines	-	-	-	14	-	14
Issuer-specific credit events	80	1	25	159	38	303
Adverse projected cash flows	47	-	-	-	-	47
Total	$127	$1	$25	$208	$53	$414
Nine Months Ended September 30, 2015
Impairment Type:
Severity	$-	$-	$-	$-	$12	$12
Change in intent	3	-	1	104	85	193
Foreign currency declines	-	-	-	37	-	37
Issuer-specific credit events	63	2	8	103	138	314
Adverse projected cash flows	9	-	-	-	-	9
Total	$75	$2	$9	$244	$235	$565

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Item 2 / INVESTMENTS

Other-than-temporary impairment charges by investment type and credit rating:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended September 30, 2016
Rating:
AAA	$-	$-	$-	$1	$-	$1
AA	-	-	-	3	-	3
A	-	-	-	2	-	2
BBB	-	-	-	1	-	1
Below investment grade	26	-	13	23	-	62
Non-rated	-	-	-	-	33	33
Total	$26	$-	$13	$30	$33	$102
Three Months Ended September 30, 2015
Rating:
AAA	$-	$-	$-	$3	$-	$3
AA	-	-	-	2	-	2
A	-	-	-	1	-	1
BBB	1	-	-	9	-	10
Below investment grade	10	-	6	135	-	151
Non-rated	-	-	-	-	106	106
Total	$11	$-	$6	$150	$106	$273
Nine Months Ended September 30, 2016
Rating:
AAA	$-	$-	$-	$3	$-	$3
AA	-	-	-	6	-	6
A	-	-	-	7	-	7
BBB	5	-	-	16	-	21
Below investment grade	122	1	25	176	-	324
Non-rated	-	-	-	-	53	53
Total	$127	$1	$25	$208	$53	$414
Nine Months Ended September 30, 2015
Rating:
AAA	$-	$-	$-	$7	$-	$7
AA	-	-	-	8	-	8
A	1	-	-	7	-	8
BBB	2	-	-	29	-	31
Below investment grade	72	2	9	189	-	272
Non-rated	-	-	-	4	235	239
Total	$75	$2	$9	$244	$235	$565

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the three- and nine-month periods ended September 30, 2016 and 2015 related to:

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

Item 2 / INVESTMENTS

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $187 million and $197 million in the three-month periods ended September 30, 2016 and 2015, respectively, and $645 million and $565 million in the nine-month periods ended September 30, 2016 and 2015, respectively. See Note 5 to the Consolidated Financial Statements in the 2015 Annual Report for a discussion of our other-than-temporary impairment accounting policy.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2016	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$10,048	$113	1,593	$-	$-	-	$-	$-	-	$10,048	$113	1,593
7-11 months	2,543	64	262	-	-	-	-	-	-	2,543	64	262
12 months or more	8,002	326	1,024	209	50	25	16	9	4	8,227	385	1,053
Total	$20,593	$503	2,879	$209	$50	25	$16	$9	4	$20,818	$562	2,908
Below investment
grade bonds
0-6 months	$2,577	$65	938	$20	$7	23	$6	$5	2	$2,603	$77	963
7-11 months	1,596	62	268	210	73	16	7	7	3	1,813	142	287
12 months or more	6,722	432	1,031	363	105	58	147	85	17	7,232	622	1,106
Total	$10,895	$559	2,237	$593	$185	97	$160	$97	22	$11,648	$841	2,356
Total bonds
0-6 months	$12,625	$178	2,531	$20	$7	23	$6	$5	2	$12,651	$190	2,556
7-11 months	4,139	126	530	210	73	16	7	7	3	4,356	206	549
12 months or more	14,724	758	2,055	572	155	83	163	94	21	15,459	1,007	2,159
Total(e)	$31,488	$1,062	5,116	$802	$235	122	$176	$106	26	$32,466	$1,403	5,264
Equity securities
0-11 months	$244	$15	142	$15	$4	9	$-	$-	-	$259	$19	151
Total	$244	$15	142	$15	$4	9	$-	$-	-	$259	$19	151

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at September 30, 2016.

(c)  For bonds, represents amortized cost.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the third quarter of 2016 was primarily attributable to increases in the fair value of fixed maturity securities. For the nine-month period ended September 30, 2016, net unrealized gains related to fixed maturity and equity securities increased by $10.8 billion due to a decrease in interest rates and narrowing of credit spreads.

The change in net unrealized gains and losses on investments in the third quarter of 2015 was primarily attributable to decreases in the fair value of fixed maturity securities. For the nine-month period ended September 30, 2015, net unrealized gains related to fixed maturity and equity securities decreased by $6.1 billion primarily due to the widening of credit spreads.

Item 2 / INVESTMENTS

See also Note 6 to the Condensed Consolidated Financial Statements for further discussion of our investment portfolio.

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Sales of fixed maturity securities	$135	$(16)	$(103)	$150
Sales of equity securities	53	16	1,051	528
Other-than-temporary impairments:
Severity	(10)	(10)	(15)	(12)
Change in intent	(2)	(81)	(35)	(193)
Foreign currency declines	(7)	(5)	(14)	(37)
Issuer-specific credit events	(77)	(176)	(303)	(314)
Adverse projected cash flows	(6)	(1)	(47)	(9)
Provision for loan losses	8	32	8	43
Foreign exchange transactions	(639)	(16)	(1,197)	304
Derivatives and hedge accounting	(226)	13	(129)	509
Impairments on investments in life settlements	(80)	(58)	(329)	(200)
Other*	86	(40)	284	356
Net realized capital gains (losses)	$(765)	$(342)	$(829)	$1,125

*  Includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial, Inc. for the nine months ended September 30, 2016 and $357 million of realized gains due to the sale of common shares of SpringLeaf Holdings, $428 million of realized gains due to the sale of Class B shares of Prudential Financial, Inc. and $463 million of realized losses due to the sale of ordinary shares of AerCap for the nine months ended September 30, 2015.

Net realized capital losses were higher in the three month period ended September 30, 2016 compared to the same period in the prior year, primarily due to higher foreign exchange losses related to British pound weakening following the Brexit vote more than offsetting lower Other-than-temporary -impairment charges and higher gains on the sale of securities. Net realized capital losses in the nine-month period ended September 30, 2016 were primarily related to foreign exchange losses and impairments, which were higher than the gain recognized on the sale of a portion of our PICC Investment, compared to net realized capital gains in the same period in the prior year, which were driven primarily by foreign exchange gains and net gains on the sales of various securities such as the Class B shares of Prudential Financial, Inc. and common shares of Springleaf Holdings Inc.

Foreign exchange gains (losses) were primarily due to $528 million and $906 million of remeasurement losses in the three- and nine-month periods ended September 30, 2016, respectively, for a short term intercompany balance that was matched with available for sale investments in fixed maturity securities denominated in the same foreign currencies. Unrealized gains and losses on the available for sale investments were recorded in other comprehensive income resulting in an immaterial impact on our overall equity or book value per share from this arrangement.

Net realized capital losses in the three-month period ended September 30, 2015 were primarily driven by higher other-than-temporary impairments within the energy and emerging markets sectors, driven primarily by slowing growth in China and weakness in commodity markets, partially offset by foreign exchange losses, which included $48 million of losses in the three-month period ended September 30, 2015, related to the intercompany notional cash pooling arrangement, discussed above.

Net realized capital gains in the nine-month period ended September 30, 2015 were primarily driven by gains on sales of our PICC Investment, Class B shares of Prudential Financial, Inc., and common shares of Springleaf Holdings, Inc. and foreign exchange gains, which included $107 million of gains in nine-month periods ended September 30, 2015, related to the intercompany notional cash pooling arrangement, discussed above. These realized gains were partially offset by realized losses related to the sale of ordinary shares of AerCap.

Item 2 / INVESTMENTS

See also Note 6 to the Condensed Consolidated Financial Statements for further discussion of our investment portfolio.

Insurance Reserves

The following section provides discussion of insurance reserves for both the Non-Life Insurance Companies and the Life Insurance Companies, including those of Institutional Markets and Eaglestone Reinsurance Company, the results of which are reported in Corporate and Other.

Non-Life Insurance Companies

The following section provides discussion of the consolidated liability for unpaid losses and loss adjustment expenses for the Non-Life Insurance Companies.

The following table presents the components of AIG’s gross loss reserves by major lines of business on a U.S. statutory basis*:

	September 30,	December 31,
(in millions)	2016	2015
Other liability occurrence (including asbestos and environmental)	$23,685	$24,856
Workers' compensation (net of discount)	15,143	14,978
Other liability claims made	12,983	14,006
Property	5,673	5,823
Auto liability	5,106	4,692
Accident and health	1,949	1,783
Products liability	1,636	1,681
Medical malpractice	1,516	1,603
Aircraft	1,305	1,286
Other	3,460	4,234
Total	$72,456	$74,942
Total U.S. & Canada	$56,588	$58,890
Total International	$15,868	$16,052

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

Net loss reserves represent gross loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table presents the components of net loss reserves:

	September 30,	December 31,
(in millions)	2016	2015
Gross loss reserves before reinsurance and discount	$75,281	$78,090
Less: discount	(2,825)	(3,148)
Gross loss reserves, net of discount, before reinsurance	72,456	74,942
Less: reinsurance recoverable*	(14,501)	(14,339)
Net liability for unpaid losses and loss adjustment expenses	$57,955	$60,603

*    Includes $1.7 billion and $1.8 billion of reinsurance recoverable under a retroactive reinsurance agreement at September 30, 2016 and December 31, 2015, respectively.

Gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $13.1 billion and $12.6 billion at September 30, 2016 and December 31, 2015, respectively. These recoverable amounts are related to certain policies with high deductibles (meaning, the policy attachment point is above high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements; each referred to here generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim the Non-Life Insurance Companies manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. The Non-Life Insurance Companies held collateral of approximately $9.6 billion at both September 30, 2016 and December 31, 2015 for these deductible recoverable amounts, consisting primarily of letters of credit and assets in trusts.

The following table classifies the components of net loss reserves by business unit:

	September 30,	December 31,
(in millions)	2016	2015
Commercial Insurance:
Casualty	$29,924	$32,620
Financial lines	9,014	9,265
Specialty	5,249	5,197
Property(a)	3,587	4,013
Total Commercial Insurance	47,774	51,095
Consumer Personal Insurance:
Personal lines	2,998	2,661
Accident and health	1,808	1,662
Total Consumer Personal Insurance	4,806	4,323
Other run-off insurance lines(b)	5,375	4,472
Corporate and Other United Guaranty(a)	-	713
Net liability for unpaid losses and loss adjustment expenses	$57,955	$60,603

(a) Beginning in the third quarter of 2016, UGC and Ascot Underwriting Holdings Ltd. (AUHL) loss reserves are reported as held for sale. As of December 31, 2015 UGC net loss reserves are reported in Corporate and Other United Guaranty, whereas AUHL loss reserves are reported in Commercial Insurance Property.

(b) In the nine-month period ended September 30, 2016 and in the full year 2015, $1.3 billion and $1.2 billion, respectively, of loss reserves for certain environmental liability, casualty, healthcare, and specialty coverages, previously reported in Commercial Casualty and Specialty lines of business, were transferred to Other run-off insurance lines.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

Discounting of Reserves

The following table presents the components of loss reserve discount included above:

	September 30, 2016			December 31, 2015
		Run-off			Run-off
	Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total
U.S. workers' compensation:
Tabular	$635	$218	$853	$635	$218	$853
Non-tabular	1,360	607	1,967	1,542	746	2,288
Asbestos	-	5	5	-	7	7
Total reserve discount	$1,995	$830	$2,825	$2,177	$971	$3,148

The following table presents the net reserve discount benefit (charge):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016			2015			2016			2015
		Run-off			Run-off			Run-off			Run-off
	Property	Insurance		Property	Insurance		Property	Insurance		Property	Insurance
(in millions)	Casualty	Lines	Total	Casualty	Lines	Total	Casualty	Lines	Total	Casualty	Lines	Total
Current accident year	$37	$-	$37	$45	$-	$45	$118	$-	$118	$149	$-	$149
Accretion and other
adjustments to prior
year discount - U.S.
Workers' compensation	(43)	(12)	(55)	(48)	(13)	(61)	(104)	(40)	(144)	(157)	(54)	(211)
Accretion and other
adjustments to prior
year discount - Asbestos	-	-	-	-	(1)	(1)	-	(2)	(2)	-	(3)	(3)
Effect of interest rate
changes	(11)	(3)	(14)	(38)	(23)	(61)	(196)	(99)	(295)	144	78	222
Net reserve discount
benefit (charge)	$(17)	$(15)	$(32)	$(41)	$(37)	$(78)	$(182)	$(141)	$(323)	$136	$21	$157
Comprised of:
U.S. Workers'
compensation	$(17)	$(15)	$(32)	$(41)	$(36)	$(77)	$(182)	$(139)	$(321)	$136	$24	$160
Asbestos	$-	$-	$-	$-	$(1)	$(1)	$-	$(2)	$(2)	$-	$(3)	$(3)

U.S. Workers’ Compensation

Our Non-Life Insurance Companies discount certain workers’ compensation reserves in accordance with practices prescribed or permitted by New York, Pennsylvania and Delaware. New York rules generally do not permit non-tabular discounting on IBNR and prescribe a fixed 5 percent discount rate for application to case reserves. Pennsylvania permits non-tabular discounting of IBNR and approved variable discount rates determined using risk-free rates based on the U.S. Treasury forward yield curve plus a liquidity margin, applicable to IBNR and case reserves. Delaware has permitted discounting on the same basis as the Pennsylvania domiciled companies.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The net decreases in workers’ compensation discount in the amounts of $32 million and $321 million, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the prior-year periods were primarily due to the decrease in forward yield curve rates used for discounting under the prescribed or permitted practices. The decrease in the forward yield curve component of the discount rates resulted in a $14 million and $295 million decrease in the loss reserve discount in the three- and nine-month periods ended September 30, 2016 compared to the prior-year periods, due to a decrease in Treasury rates along the payout pattern horizon. In addition, there was a $55 million and $144 million reduction for accident years 2015 and prior for the three- and nine-month periods ended September 30, 2016, respectively, primarily from accretion of discount on reserves for those periods. This decrease was partially offset by a $37 million and $118 million addition for newly established reserves for accident year 2016 in the three- and nine-month periods ended September 30, 2016, respectively. The impact of changes in treasury rates and credit spreads on workers' compensation reserve discount generally is economically offset by unrealized gains and losses on available for sale securities backing these reserves recorded in Other comprehensive income resulting in a modest impact on our overall equity and book value per common share.

Quarterly Reserving Conclusion

AIG net loss reserves represent our best estimate of the liability for net losses and loss adjustment expenses as of September 30, 2016. While we regularly review the adequacy of established loss reserves, there can be no assurance that our recorded loss reserves will not develop adversely in future years and materially exceed our loss reserves as of September 30, 2016. In our opinion, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on our consolidated financial condition, although such events could have a material adverse effect on our consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net liability for unpaid losses and loss adjustment expenses
at beginning of period	$59,623	$59,093	$60,603	$61,612
Foreign exchange effect	(147)	(121)	53	(1,087)
Change due to retroactive asbestos reinsurance	-	39	-	139
Losses and loss adjustment expenses incurred:
Current year, undiscounted	4,961	5,067	14,896	15,205
Prior years unfavorable development, undiscounted*	273	191	214	532
Change in discount	32	78	323	(157)
Losses and loss adjustment expenses incurred	5,266	5,336	15,433	15,580
Losses and loss adjustment expenses paid	5,727	6,057	17,074	17,954
Reclassified to liabilities of businesses held for sale	1,060	-	1,060	-
Net liability for unpaid losses and loss adjustment expenses
at end of period	$57,955	$58,290	$57,955	$58,290

* See tables below for details of prior year development by business unit, accident year and major class of business.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance, by business unit and major class of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Prior accident year development by major class of business:
Commercial Insurance - U.S. & Canada:
Excess casualty	$-	$-	$-	$318
Financial lines including professional liability	(5)	10	(5)	13
On-going Environmental	-	104	-	109
Primary casualty:
Loss-sensitive (offset by premium adjustments below)*	11	(30)	(17)	(53)
Primary workers' compensation and other	-	21	98	139
Healthcare	-	150	-	156
Specialty	349	(26)	349	20
Property excluding catastrophes	(6)	(14)	(60)	(123)
Catastrophes	(4)	4	121	(37)
All other, net	(17)	36	(15)	69
Total Commercial Insurance - U.S. & Canada	328	255	471	611
Commercial Insurance - International:
Primary casualty	-	(2)	-	5
Financial lines	-	(3)	-	(30)
Specialty	30	(12)	(14)	(29)
Property excluding catastrophes	(34)	(69)	(100)	(104)
Catastrophes	(13)	(13)	(22)	(14)
All other, net	6	-	2	1
Total Commercial Insurance - International	(11)	(99)	(134)	(171)
Total Commercial Insurance	317	156	337	440
Consumer Personal Insurance - U.S. & Canada:
Catastrophes	-	(1)	(5)	(6)
All other, net	(19)	(31)	(32)	(68)
Total Consumer Personal Insurance - U.S. & Canada	(19)	(32)	(37)	(74)
Consumer Personal Insurance - International:
Catastrophes	-	-	2	-
All other, net	(15)	(14)	(86)	15
Total Consumer Personal Insurance - International	(15)	(14)	(84)	15
Total Consumer Personal Insurance	(34)	(46)	(121)	(59)
Run-off Insurance Lines
Asbestos and environmental (1986 and prior)	-	2	-	51
Run-off environmental	7	52	7	89
Run-off healthcare	-	50	-	50
Other run-off	(1)	-	(1)	-
All other, net	-	(5)	25	(4)
Total Run-off Insurance Lines	6	99	31	186
Corporate and Other United Guaranty	(16)	(18)	(33)	(35)
Total prior year unfavorable development	$273	$191	$214	$532

Premium adjustments on primary casualty loss sensitive business	(11)	30	17	53
Total prior year development, net of premium adjustments	$262	$221	$231	$585

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

In the three-month period ended September 30, 2016, the adverse prior year loss reserve development was $273 million, which was primarily driven by adverse development from our U.S. program business within Specialty, partially offset by Property excluding catastrophes, and Consumer - Personal Insurance. The U.S. program prior year development was driven by higher than expected loss emergence in the most recent calendar year from a subset of the U.S. programs businesses, which consists of both casualty and property lines written by Managing General Agencies (MGAs) for which third party administrators handled the majority of the claims.

In the nine-month period ended September 30, 2016, the adverse prior year loss reserve development was $214 million, which was primarily driven by program business in the U.S., domestic catastrophes, and the Florida court rulings described below, partially offset by favorable development from Property excluding catastrophes, and Consumer - Personal Insurance.

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

We have evaluated the potential impact of these decisions on our loss reserves, and have recognized adverse prior year development for primary workers’ compensation in the nine-month period ended September 30, 2016 of approximately $100 million. We are continuing to monitor the impact of these decisions, and may adjust our estimate as new facts and data emerge.

In the three- and nine-month periods ended September 30, 2015, the adverse prior year loss reserve development was $191 million and $532 million, respectively,  which was driven by increased automobile claim severity in Excess and Primary Casualty, as well as adverse development from Asbestos and Environmental (1986 and prior), and Run-off Environmental (1987 to 2004). This was partially offset by Property excluding catastrophes, both domestically and internationally.

We recognized additional premiums on loss sensitive business of $11 million and return premiums of $17 million for the three- and nine-month periods ended September 30, 2016, respectively, which entirely offset development in that business. We recognized return premiums on loss sensitive business of $30 million and $53 million for the three- and nine-month periods ended September 30, 2015, respectively, which entirely offset favorable development in that business.

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

See Results of Operations — Commercial Insurance and Results of Operations — Consumer Personal Insurance Results herein for further discussion of net loss development.

The following table summarizes development, (favorable) or unfavorable, of  incurred losses and loss adjustment expenses for prior years, net of reinsurance, by accident year:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Prior accident year development by accident year:
Accident Year
2015	$76	$-	$(56)	$-
2014	122	(65)	54	(87)
2013	37	27	11	92
2012	(1)	(83)	68	69
2011	11	1	27	23
2010	13	40	16	42
2009	27	21	51	(9)
2008	(20)	57	19	70
2007	1	17	8	(30)
2006	(3)	29	(1)	21
2005	(1)	6	21	4
2004 and prior (see table below)	11	141	(4)	337
Total prior year unfavorable development	$273	$191	$214	$532

The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss adjustment expenses for accident year 2004 and prior by major class of business and driver of development:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
2004 and prior accident year development by major class of
business and driver of development:
Excess Casualty - all other	$-	$-	$-	$1
Primary Casualty - loss sensitive business(a)	-	12	(8)	(3)
Primary Casualty - all other(b)	-	58	5	94
Run-off environmental (1987 to 2004)	7	39	7	86
Asbestos and environmental (1986 and prior)	-	2	-	51
Commutations and arbitrations(c)	-	(4)	-	(5)
All Other	4	34	(8)	113
Total prior year (favorable) unfavorable development	$11	$141	$(4)	$337

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

As described more fully in the 2015 Annual Report, our reserves relating to asbestos and environmental claims reflect comprehensive ground‑up and top-down analyses performed periodically. In the nine-month period ended September 30, 2016, we increased our gross asbestos incurred losses by $4 million due to accretion of discount, while our net asbestos incurred losses increased by $2 million.  For the same period, our gross and net environmental incurred losses remained unchanged. In the nine-month period ended September 30, 2015, we increased our gross asbestos reserves by $20 million and our net asbestos reserves by $11 million due to minor changes in estimates, accretion of discount, and anticipated uncollectible reinsurance. For the same period, we increased our gross environmental reserves by $66 million and our net environmental reserves by $43 million to reflect the results of a top-down analysis of accident years 1986 and prior completed in the second quarter of 2015.

In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, the Non-Life Insurance Companies also have asbestos reserves relating to foreign risks written by non‑U.S. entities of $107 million gross and $85 million net as of September 30, 2016. The asbestos reserves relating to non‑U.S. risks written by non‑U.S. entities were $121 million gross and $93 million net as of December 31, 2015.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims:

As of or for the Nine Months Ended September 30,	2016		2015
(in millions)	Gross	Net	Gross	Net
Asbestos:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$3,595	$446	$4,117	$388
Change in net loss reserves due to retroactive reinsurance	-	-	-	135
Losses and loss adjustment expenses incurred:
Undiscounted	-	-	13	7
Change in discount	4	2	7	4
Losses and loss adjustment expenses incurred	4	2	20	11
Losses and loss adjustment expenses paid	(546)	(218)	(438)	(230)
Liability for unpaid losses and loss adjustment expenses
at end of period	$3,053	$230	$3,699	$304
Environmental:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$545	$276	$368	$185
Losses and loss adjustment expenses incurred	-	-	66	43
Losses and loss adjustment expenses paid	(19)	(14)	(30)	(24)
Other changes	-	-	-	6
Liability for unpaid losses and loss adjustment expenses
at end of period	$526	$262	$404	$210

Item 2 / INSURANCE RESERVES / NON-LIFE INSURANCE COMPANIES

Combined:
Liability for unpaid losses and loss adjustment expenses
at beginning of year	$4,140	$722	$4,485	$573
Change in net loss reserves due to retroactive reinsurance	-	-	-	135
Losses and loss adjustment expenses incurred:
Undiscounted	-	-	79	50
Change in discount	4	2	7	4
Losses and loss adjustment expenses incurred	4	2	86	54
Losses and loss adjustment expenses paid	(565)	(232)	(468)	(254)
Other changes	-	-	-	6
Liability for unpaid losses and loss adjustment expenses
at end of period	$3,579	$492	$4,103	$514

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

In addition to estimated gross profit assumptions, the update of actuarial assumptions in the three- and nine-month periods ended September 30, 2016 included loss recognition expense related to payout annuities in Institutional Markets. Loss recognition expense is included in Other reserve changes in the reserve rollforward table presented in Insurance Reserves. Assumptions related to investment yields, mortality experience and expenses are reviewed periodically and updated as appropriate, which could result in additional loss recognition reserves.

The update of actuarial assumptions in the three- and nine-month periods ended September 30, 2016 and 2015 also included adjustments to reserves for universal life with secondary guarantees, and in the 2015 periods only, group benefit claim reserves and loss recognition for certain long-term care products.

The update of actuarial assumptions in the three- and nine-month periods ended September 30, 2016 and 2015 included, in both years, adjustments to the valuation of variable annuity GMWB features that are accounted for as embedded derivatives and measured at fair value, which are primarily in the Retirement Income Solutions and Group Retirement product lines. Changes in the fair value of such embedded derivatives are recorded in net realized capital gains (losses) and, together with related DAC adjustments, are excluded from pre-tax operating income. See Variable Annuity Guaranteed Benefit Features and Hedging Program for additional discussion of the reserving assumptions for GMWB.

The net increases (decreases) to pre-tax operating income and pre-tax income as a result of the update of actuarial assumptions for the three- and nine-month periods ended September 30, 2016 and 2015 are shown in the following tables.

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

The following table presents the increase (decrease) in pre-tax operating income resulting from the update of actuarial assumptions for the domestic Life Insurance Companies, by product line:

Three Months and Nine Months Ended September 30,
(in millions)	2016	2015
Consumer Insurance:
Retirement
Fixed Annuities	$330	$92
Retirement Income Solutions	39	-
Group Retirement	(47)	48
Total Retirement	322	140
Life	(84)	(157)
Total Consumer Insurance	238	(17)
Corporate and Other:
Institutional Markets	(622)	-
Total increase (decrease) in pre-tax operating income from update of assumptions	$(384)	$(17)

The following table presents the increase (decrease) in pre-tax income resulting from the update of actuarial assumptions of the domestic Life Insurance Companies, by line item as reported in Results of Operations:

Three Months and Nine Months Ended September 30,
(in millions)	2016	2015
Policy fees	$(54)	$21
Interest credited to policyholder account balances	65	74
Amortization of deferred policy acquisition costs	325	79
Policyholder benefits and losses incurred	(720)	(191)
Decrease in pre-tax operating income	(384)	(17)
Change in DAC related to net realized capital gains (losses)	13	21
Net realized capital gains (losses)	(56)	(39)
Decrease in pre-tax income	$(427)	$(35)

As a result of the update of actuarial assumptions, Consumer Insurance pre-tax operating income included a net positive adjustment of $238 million in the three- and nine-month periods ended September 30, 2016, primarily driven by lower surrender assumptions in Fixed Annuities, partially offset by an increase in reserves for universal life with secondary guarantees, compared to a net reduction of $17 million in Consumer Insurance pre-tax operating income in the three- and nine-month periods ended September 30, 2015. The adjustments related to the update of actuarial assumptions in each period are discussed by operating segment below.

The addition of $622 million of loss recognition reserves for Institutional Markets payout annuities, including certain structured settlements and terminal funding annuities, was reported as a reduction to Corporate and Other pre-tax operating income in the three- and nine-month periods ended September 30, 2016, primarily as a result of updated mortality assumptions.

Pre-tax income also reflected the update of assumptions for GMWB and fixed index guarantee features accounted for as embedded derivatives, and related adjustments to DAC, which in the aggregate reduced pre-tax income by $43 million in the three- and nine-month periods ended September 30, 2016 and reduced pre-tax income by $18 million in the three- and nine-month periods ended September 30, 2015. See Variable Annuity Guaranteed Benefit Features and Hedging Program for additional discussion of the assumption updates for GMWB.

A discussion of the adjustments to reflect the update of assumptions for Retirement, Life and Institutional Markets follows.

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Update of Actuarial Assumptions by Product Line

Retirement

The update of actuarial assumptions resulted in net positive adjustments to pre-tax operating income of the Retirement operating segment of $322 million in the three- and nine-month periods ended September 30, 2016 and $140 million in the three- and nine-month periods ended September 30, 2015.

In Fixed Annuities, the update of estimated gross profit assumptions resulted in a net positive adjustment of $330 million in the three- and nine-month periods ended September 30, 2016, which reflected lower surrender assumptions, primarily due to lower long-term interest rates, as well as updates to investment yield and crediting rate assumptions compared to those previously modeled. In the three- and nine-month periods ended September 30, 2015, the update of estimated gross profit assumptions in Fixed Annuities resulted in a net positive adjustment of $92 million, which reflected refinements to investment spread assumptions, lower terminations than previously assumed and decreases to expense assumptions.

In Retirement Income Solutions, the update of estimated gross profit assumptions resulted in a net positive adjustment of $39 million in the three- and nine-month periods ended September 30, 2016, primarily due to favorable updates to assumptions for long-term volatility, surrenders, mortality and policy expenses, partially offset by a decrease in the separate account long-term asset growth rate assumption from 8.5 percent to 7.5 percent (before expenses that reduce the asset base from which future fees are projected). The net positive adjustment in the three- and nine-month periods ended September 30, 2016 included a net negative adjustment of approximately $24 million in connection with the conversion to a more robust modeling platform for variable annuities, primarily due to refinements to assumptions for guaranteed minimum interest rates and investment fees, partially offset by the impact of other refinements identified during the conversion. In the three- and nine-month periods ended September 30, 2015, there were offsetting updates to assumed investment fees, modeled expenses, and terminations, resulting in no net adjustment to pre-tax operating income in Retirement Income Solutions.

In Group Retirement, the update of estimated gross profit assumptions resulted in a net negative adjustment of $47 million in the three- and nine-month periods ended September 30, 2016, primarily due to refinements in surrender and partial withdrawal assumptions and a decrease in the separate account long-term asset growth rate assumption from 8.5 percent to 7.5 percent (before expenses that reduce the asset base from which future fees are projected). In the three- and nine-month periods ended September 30, 2015, a net positive adjustment from the update of estimated gross profit assumptions of $48 million in Group Retirement was primarily due to revisions to mortality and surrender assumptions, partially offset by decreased spread assumptions.

Adjustments related to the update of assumptions for the valuation of variable annuity GMWB and fixed index guarantee features accounted for as embedded derivatives and measured at fair value, which are primarily in the Retirement Income Solutions and Group Retirement product lines, are recorded in net realized capital gains (losses) and excluded from pre-tax operating income. See Variable Annuity Guaranteed Benefit Features and Hedging Program for additional discussion of the assumption updates for GMWB.

Life

In Life, the update of actuarial assumptions resulted in a net negative adjustment of $84 million in the three- and nine-month periods ended September 30, 2016. This decrease in pre-tax operating income in the three- and nine-month periods ended September 30, 2016 was primarily due to refinement to reserves for universal life insurance with secondary guarantees due to lower assumed surrender rates. The update to Life assumptions also included lower yield and interest credited assumptions.

In the three- and nine-month periods ended September 30, 2015, the net negative adjustment of $157 million related to the update of actuarial assumptions, which reduced pre-tax operating income of the Life operating segment, was primarily due to lower assumed surrender rates for certain later-duration universal life with secondary guarantees. The net negative adjustment also reflected lower investment spread assumptions, partially offset by more favorable than expected mortality, as well as loss recognition expense of $39 million for certain discontinued long-term care products primarily due to lower future premium assumptions. These negative adjustments were partially offset by a decrease in certain group benefit claim reserves based on updated experience data.

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Institutional Markets

The update of actuarial assumptions resulted in $622 million of loss recognition expense on structured settlement and terminal funding payout annuities, which drove the pre-tax operating loss in Institutional Markets reported in Corporate and Other in the three- and nine-month periods ended September 30, 2016. The loss recognition reflected the establishment of additional reserves primarily as a result of mortality experience studies, which indicated increased longevity, particularly on disabled lives on a block of structured settlements underwritten pre-2010. This legacy block accounted for over 80% of the charge recognized in the three- and nine-month periods ended September 30, 2016. These contracts are expected to become part of the Legacy Portfolio when our new operating structure is finalized. Compared to the legacy structured settlement contracts, our more recently issued contracts contain a lower proportion of substandard business and those lives are less severely impaired, on average. There was no impact on pre-tax operating income of Institutional Markets from the update of actuarial assumptions in the three- and nine-month periods ended September 30, 2015.

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

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

The following table presents the net increase (decrease) to consolidated pre-tax income from changes in the fair value of the GMWB and GMAB embedded derivatives and related hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Change in fair value of embedded derivatives, excluding update of actuarial
assumptions and NPA	$101	$(1,057)	$(1,279)	$(739)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	17	4	270	(39)
Interest rate derivative contracts	27	548	1,411	463
Equity derivative contracts	(350)	376	(650)	239
Change in fair value of variable annuity hedging portfolio	(306)	928	1,031	663
Change in fair value of embedded derivatives, excluding NPA, net of hedging portfolio	(205)	(129)	(248)	(76)
Change due to update of actuarial assumptions, excluding NPA	(19)	(39)	(19)	(39)
Change in fair value of embedded derivatives due to NPA	(68)	237	55	581
Net impact on pre-tax income	$(292)	$69	$(212)	$466

In the three-month period ended September 30, 2016, gains from decreases in the fair value of the GMWB and GMAB embedded derivative liabilities, excluding the update of actuarial assumptions and the NPA, were more than offset by losses in the fair value of the related hedging portfolio, primarily from equity hedges. In the nine-month period ended September 30, 2016, losses from the increase in the fair value of the GMWB and GMAB embedded derivative liabilities, excluding the update of actuarial assumptions and the NPA, were primarily due to decreases in market interest rates and were significantly offset by changes in the fair value of the related hedging portfolio.

The update of actuarial assumptions in the three- and nine-month periods ended September 30, 2016 included net increases in both the economic hedge target and the embedded derivative liabilities, which primarily reflected lower surrender and mortality assumptions, partially offset by a decrease due to updated assumptions for utilization of withdrawal benefits. The impact of these updated assumptions, which were based on experience studies, was less significant to the embedded derivative liabilities than to the economic hedge target, because the discount rates used to value the embedded derivatives include the additional spread adjustment for the NPA, as well as other explicit risk margins. In addition, the increase in the embedded derivative liabilities from the assumption updates was partially offset by a reduction due to an update of these risk margins. As a result, the net increase in the GMWB and GMAB embedded derivative liabilities from the update of assumptions was $19 million in the three- and nine-month periods ended September 30, 2016.

The three-month period ended September 30, 2016 included losses from the change in the NPA, as a result of corporate credit spreads tightening. However, for the nine-month period ended September 30, 2016, widening in credit spreads resulted in a positive impact on pre-tax income from the change in the NPA, although to a lesser extent than in the same period in the prior year.

In the three- and nine-month periods ended September 30, 2015, the impact of widening credit spreads resulted in gains from changes in the NPA, which were the primary driver of the net positive impact on pre-tax income in those periods. A decrease in market interest rates and lower equity market performance in the three- and nine-month periods ended September 30, 2015 resulted in increases in the GMWB and GMAB embedded derivative liabilities in those period, excluding the update of actuarial assumptions and the NPA, which were significantly offset by changes in the value of the hedging portfolio. The three- and nine-month periods ended September 30, 2015 included a net increase in the GMWB liabilities of $39 million due to the update of actuarial assumptions, which reflected improved mortality, lapse and withdrawal assumptions.

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

The changes in the fair value of the embedded derivatives, excluding the update of actuarial assumptions and the NPA, were significantly offset in the three- and nine-month periods ended September 30, 2016 and 2015 by the following changes in the fair value of the variable annuity hedging portfolio.

•    Changes in the fair value of fixed maturity securities, for which the fair value option has been elected, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. Effective June 30, 2015, we discontinued our U.S. Treasury bond interest rate hedging program and initiated a corporate bond hedging program, which is intended to provide the same capital efficiency as the previous U.S. Treasury bond hedging program. The change in the fair value of the corporate bond hedging program in the three-month periods ended September 30, 2016 and 2015 was not significant. The nine-month period ended September 30, 2016 included gains from the change in fair value of the corporate bond hedging program, primarily due to decreases in market interest rates. The nine-month period ended September 30, 2015 reflected decreases primarily in the fair value of the U.S. Treasury bond hedging program primarily due to increases in market interest rates in the first six months of 2015. The change in the fair value of the hedging bonds is reported in net investment income on the Consolidated Statements of Income (Loss).

•    Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in gains in the three- and nine-month periods ended September 30, 2016, primarily due to decreasing market interest rates in the first six months of 2016. In the three- and nine-month periods ended September 30, 2015, gains in the three-month period from decreases in market interest rates largely offset the impact of increases in rates in the first six months of 2015.

•    The change in the fair value of equity derivative contracts, which included futures and options, resulted in losses in the three- and nine-month periods ended September 30, 2016, compared to gains in the same periods in the prior year, due to more favorable change in equity market returns in the current year periods.

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

•    Actuarial assumptions for GAAP are adjusted to remove explicit risk margins, including margins for policyholder behavior, mortality, and volatility for valuing the present value of fees, and use best estimate assumptions for the economic hedge target; and

•    NPA is excluded from the discount rates used for the economic hedge target.

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

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

DAC

The following table summarizes the major components of the changes in Life Insurance Companies DAC, including VOBA:
Nine Months Ended September 30,
(in millions)	2016	2015
Balance, beginning of year	$8,467	$7,258
Acquisition costs deferred	920	935
Amortization expense:
Update of assumptions included in pre-tax operating income	325	79
Related to realized capital gains and losses	4	(65)
All other operating amortization	(831)	(746)
Increase (decrease) in DAC due to foreign exchange	28	(32)
Change related to unrealized depreciation (appreciation) of investments	(971)	464
Balance, end of period*	$7,942	$7,893

* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.5 billion and $8.9 billion at September 30, 2016 and 2015, respectively.

The net adjustments to DAC amortization from the update of actuarial assumptions for estimated gross profits, including those reported within change in DAC related to net realized capital gains (losses), represented three percent and one percent of the DAC balance, excluding the amount related to unrealized depreciation (appreciation) of investments, as of September 30, 2016 and 2015, respectively.

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow DAC). Shadow DAC generally moves in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio, reducing the reported DAC balance when market interest rates decline. In addition, significant unrealized appreciation of investments in a prolonged low interest rate environment may cause additional future policy benefit liabilities to be recorded (shadow loss reserves). Market interest rates decreased in the nine-month period ended September 30, 2016. As a result, the Life Insurance Companies’ unrealized appreciation of investments in the nine-month period ended September 30, 2016 increased by $8.5 billion compared to December 31, 2015, which resulted in an increase in the shadow DAC offset and an increase in shadow loss reserves. Shadow loss reserves increased by $2.4 billion at September 30, 2016 compared to December 31, 2015.

Life Insurance Companies Reserves

The following table presents a rollforward of Life Insurance Companies’ insurance reserves, including separate accounts and mutual fund assets under management, by operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Retirement:
Balance at beginning of period, gross	$216,577	$207,868	$208,333	$204,627
Premiums and deposits	5,184	6,639	18,498	18,244
Surrenders and withdrawals	(4,197)	(4,767)	(12,474)	(13,433)
Death and other contract benefits	(947)	(997)	(2,951)	(2,965)
Subtotal	40	875	3,073	1,846

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Change in fair value of underlying assets and reserve accretion, net of
policy fees	3,895	(5,754)	7,631	(4,862)
Cost of funds	689	688	2,054	2,037
Other reserve changes	(113)	15	(3)	44
Balance at end of period	221,088	203,692	221,088	203,692
Reserves related to unrealized appreciation of investments	230	15	230	15
Reinsurance ceded	(378)	(363)	(378)	(363)
Total insurance reserves and mutual fund assets under management	$220,940	$203,344	$220,940	$203,344
Life:
Balance at beginning of period, gross	$34,758	$33,640	$34,170	$33,536
Premiums and deposits	1,330	1,223	3,858	3,695
Surrenders and withdrawals	(226)	(189)	(694)	(575)
Death and other contract benefits	(229)	(257)	(718)	(764)
Subtotal	875	777	2,446	2,356
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(183)	(266)	(602)	(594)
Cost of funds	121	124	364	370
Other reserve changes	9	(436)	(798)	(1,829)
Balance at end of period	35,580	33,839	35,580	33,839
Reserves related to unrealized appreciation of investments	-	1	-	1
Reinsurance ceded	(1,357)	(1,430)	(1,357)	(1,430)
Total insurance reserves	$34,223	$32,410	$34,223	$32,410
Institutional Markets:
Balance at beginning of period, gross	$36,197	$35,523	$35,823	$35,080
Premiums and deposits	203	159	1,013	985
Surrenders and withdrawals	(228)	(133)	(507)	(389)
Death and other contract benefits	(430)	(396)	(1,267)	(1,193)
Subtotal	(455)	(370)	(761)	(597)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	364	206	1,036	763
Cost of funds	102	102	304	306
Other reserve changes*	607	(61)	413	(152)
Balance at end of period	36,815	35,400	36,815	35,400
Reserves related to unrealized appreciation of investments	1,711	288	1,711	288
Reinsurance ceded	(5)	(5)	(5)	(5)
Total insurance reserves	$38,521	$35,683	$38,521	$35,683
Total Life Insurance Companies:
Balance at beginning of period, gross	$287,532	$277,031	$278,326	$273,243
Premiums and deposits	6,717	8,021	23,369	22,924
Surrenders and withdrawals	(4,651)	(5,089)	(13,675)	(14,397)
Death and other contract benefits	(1,606)	(1,650)	(4,936)	(4,922)
Subtotal	460	1,282	4,758	3,605
Change in fair value of underlying assets and reserve accretion, net of
policy fees	4,076	(5,814)	8,065	(4,693)
Cost of funds	912	914	2,722	2,713
Other reserve changes	503	(482)	(388)	(1,937)
Balance at end of period	293,483	272,931	293,483	272,931
Reserves related to unrealized appreciation of investments	1,941	304	1,941	304
Reinsurance ceded	(1,740)	(1,798)	(1,740)	(1,798)
Total insurance reserves and mutual fund assets under management	$293,684	$271,437	$293,684	$271,437

* Institutional Markets’ Other reserve changes include $622 million of loss recognition expense in the three- and nine-month periods ended September 30, 2016.

Item 2 / INSURANCE RESERVES / LIFE INSURANCE COMPANIES

Life Insurance Companies’ insurance reserves including separate accounts and mutual fund assets under management were comprised of the following balances:

	September 30,	December 31,
(in millions)	2016	2015
Future policy benefits*	$45,856	$41,820
Policyholder contract deposits	133,013	127,704
Other policy funds	1,629	1,503
Separate account liabilities	82,616	79,564
Total insurance reserves	263,114	250,591
Mutual fund assets under management	32,310	27,735
Total insurance reserves and mutual fund assets under management	$295,424	$278,326

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Activity for the Nine-Month Period Ended September 30, 2016

Sources

•    AIG Parent Funding from Subsidiaries

During the nine-month period ended September 30, 2016, AIG Parent received $6.3 billion in dividends and loan repayments from subsidiaries. Of this amount, $2.5 billion was dividends in the form of cash and fixed maturity securities from our Non-Life Insurance Companies and $3.8 billion was dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies.

AIG Parent also received $2.2 billion in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in the nine-month period ended September 30, 2016, including $595 million of such payments in the third quarter of 2016. The tax sharing payments may be subject to adjustment in future periods.

The dividends and tax sharing payments from our Non-Life and Life Insurance Companies were funded, in part, by proceeds from the sale of 740 million ordinary H shares of PICC Property & Casualty Company Limited for approximately $1.25 billion in May 2016 and by the sale of AIG Advisor Group in May 2016.

•    Debt Issuances

In February 2016, we issued $1.5 billion aggregate principal amount of 3.300% Notes due 2021.

In March 2016, we issued $1.5 billion aggregate principal amount of 3.900% Notes due 2026.

In June 2016, we issued €750 million aggregate principal amount of 1.500% Notes due 2023.

•    Legacy Assets

During the nine-month period ended September 30, 2016, we monetized approximately $3.1 billion of legacy assets.

Uses

•    Debt Reduction

In March 2016, we repurchased, through a cash tender offer, approximately $736 million aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $825 million.

We also made other repurchases and repayments of approximately $7.1 billion during the nine-month period ended September 30, 2016. AIG Parent made interest payments on our debt instruments totaling $797 million during the nine-month period ended September 30, 2016.

•    Dividend

We paid a cash dividend of $0.32 per share on AIG Common Stock during each of the first, second and third quarters of 2016.

•    Repurchase of Common Stock(*)

We repurchased approximately 153 million shares of AIG Common Stock during the nine-month period ended September 30, 2016, for an aggregate purchase price of approximately $8.5 billion.

•    Repurchase of Warrants

We repurchased 15 million warrants to purchase shares of AIG Common Stock during the nine-month period ended September 30, 2016, for an aggregate purchase price of $263 million.

•    AIG Parent Funding to Subsidiaries

In January 2016, AIG Parent made a capital contribution of approximately $2.9 billion to our Non-Life Insurance Companies.

* Pursuant to Exchange Act Rule 10b5-1 repurchase plans, from October 1 to November 2, 2016, we have repurchased approximately $946 million of additional shares of AIG Common Stock. As of November 2, 2016, approximately $4.4 billion remained under our share repurchase authorization.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 30,
(in millions)	2016	2015
Sources:
Net cash provided by operating activities	$1,753	$2,234
Net cash provided by changes in restricted cash	-	1,476
Net cash provided by other investing activities	374	5,204
Changes in policyholder contract balances	3,598	1,415
Issuance of long-term debt	11,430	6,449
Total sources	17,155	16,778
Uses:
Change in restricted cash	(49)	-
Repayments of long-term debt	(7,683)	(8,343)
Purchases of AIG Common Stock	(8,506)	(7,473)
Net cash used in other financing activities	(136)	(1,112)
Total uses	(16,374)	(16,928)
Effect of exchange rate changes on cash	88	(39)
Increase (decrease) in cash	$869	$(189)

The following table presents a summary of AIG’s Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 30,
(in millions)	2016	2015
Summary:
Net cash provided by operating activities	$1,753	$2,234
Net cash provided by investing activities	325	6,680
Net cash used in financing activities	(1,297)	(9,064)
Effect of exchange rate changes on cash	88	(39)
Increase (decrease) in cash	869	(189)
Cash at beginning of year	1,629	1,758
Change in cash of businesses held for sale	-	-
Cash at end of period	$2,498	$1,569

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $1.0 billion in the nine-month period ended September 30, 2016 compared to $1.1 billion in the same period in the prior year. Excluding interest payments, AIG generated positive operating cash flow of $3.2 billion for the nine-month period ended September 30, 2016 compared to $3.3 billion for the nine-month period ended September 30, 2015.

Cash used in operating activities of our Non-Life Insurance Companies in the nine-month period ended September 30, 2016 was $149 million compared to $172 million of cash used in the same period in the prior year, primarily attributable to decrease in premiums and other receivables and increase in other assets in the nine-month period ended September 30, 2016.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of our Life Insurance Companies was $1.8 billion in the nine-month period ended September 30, 2016, compared to cash provided of $2.1 billion in the same period in the prior year, primarily due to increases in premiums and other receivables and other assets in the nine-month period ended September 30, 2016, compared to decreases in the same period in the prior year.

Investing Cash Flow Activities

Net cash provided by investing activities in the nine-month periods ended September 30, 2016 and 2015 included approximately $660 million and $694 million, respectively, of cash collateral received in connection with our Life Insurance Companies’ securities lending program. In addition, the nine-month period ended September 30, 2015 included approximately $4.2 billion of net cash proceeds from the sale of ordinary shares of AerCap.

Financing Cash Flow Activities

Net cash used in financing activities in the nine-month period ended September 30, 2016 included:

•    approximately $1.1 billion in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first, second and third quarters of 2016;

•    approximately $8.5 billion to repurchase approximately 153 million shares of AIG Common Stock;

•    $263 million to repurchase 15 million warrants to purchase shares of AIG Common Stock; and

•    approximately $7.7 billion to repay long-term debt.

Net cash used in financing activities in the nine-month period ended September 30, 2015 included:

•    approximately $687 million in the aggregate to pay a dividend of $0.125 per share on AIG Common Stock in each of the first and second quarters of 2015 and $0.28 per share on AIG Common Stock in the third quarter 2015;

•      approximately $7.5 billion to repurchase approximately 129 million shares of AIG Common Stock; and

•      approximately $8.3 billion to repay long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of September 30, 2016, AIG Parent had approximately $13.1 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales, repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and subsidiary capital needs.

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

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	September 30, 2016	December 31, 2015
Cash and short-term investments(a)	$2,349	$3,497
Unencumbered fixed maturity securities(b)	6,222	5,723
Total AIG Parent liquidity	8,571	9,220
Available capacity under syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$13,071	$13,720

(a) Cash and short-term investments include reverse repurchase agreements totaling $1.1 billion and $1.5 billion as of September 30, 2016 and December 31, 2015, respectively.

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

Certain Non-Life Insurance Companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs may be used to supplement liquidity or for other uses deemed appropriate by management. Our Non-Life Insurance Companies had outstanding borrowings from the FHLBs in an aggregate amount of approximately $792 million and $0 as of September 30, 2016 and December 31, 2015, respectively. The outstanding borrowings are being used primarily for interest rate risk management purposes in connection with certain reinsurance arrangements, and the balances are expected to decline as underlying premiums are collected.

AIG Parent and Ascot Corporate Name Limited (ACNL), a Non-Life Insurance Company, are parties to a $725 million letter of credit facility. ACNL, as a member of the Lloyd’s of London insurance syndicate (Lloyd’s), is required to hold capital at Lloyd’s, known as Funds at Lloyds (FAL). Under the facility, the entire FAL capital requirement of $640 million as of September 30, 2016, which supports the 2016 and 2017 years of account, was satisfied with a letter of credit in that amount issued under the facility.  In September 2016, AIG entered into an agreement to sell its interest in Ascot Underwriting Holdings Ltd. and ACNL pursuant to which AIG expects the release of the letter of credit facility at closing.

In the nine-month period ended September 30, 2016, our Non-Life Insurance Companies paid approximately $2.5 billion to AIG Parent in dividends in the form of cash and fixed maturity securities. The fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

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

Certain of our U.S. Life Insurance Companies are members of the FHLBs in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Life Insurance Companies had outstanding borrowings from the FHLBs in an aggregate amount of approximately $452 million and $2 million at September 30, 2016 and December 31, 2015, respectively.  The amount outstanding at September 30, 2016 did not include $254 million due to the FHLB of Dallas under a funding agreement issued by our Institutional Markets business in June 2016.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Certain of our U.S. Life Insurance Companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life Insurance Companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life Insurance Company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. At September 30, 2016 and December 31, 2015, our U.S. Life Insurance Companies had $2.2 billion and $1.1 billion, respectively, of securities subject to these agreements and $2.3 billion and $1.1 billion, respectively, of liabilities to borrowers for collateral received.

AIG generally manages capital between AIG Parent and its subsidiaries through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with AGC Life Insurance Company. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of AGC Life Insurance Company at or above a specified minimum percentage of its projected NAIC Company Action Level Risk-Based Capital (RBC). As of September 30, 2016, the specified minimum percentage under this CMA was 250 percent.

In the nine-month period ended September 30, 2016, our U.S. Life Insurance Companies paid approximately $3.8 billion to AIG Parent in dividends and loan repayments in the form of cash and fixed maturity securities. The fixed maturity securities primarily included U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and non-U.S. government bonds and certain other highly rated securities. Dividends paid in the three-month period ended September 30, 2016, included approximately $1.0 billion of excess statutory capital released as a result of a reinsurance agreement entered into by one of the Life Insurance Companies involving certain of its whole life and universal life businesses.

Corporate and Other

AIG generally manages capital between AIG Parent and its subsidiaries through internal, Board-approved policies and guidelines.  In addition, AIG Parent is party to a CMA with its Mortgage Guaranty insurance company. Among other things, the CMA provides that AIG Parent will maintain capital and surplus of the Mortgage Guaranty insurance company at or above a specified minimum required capital based on a specified risk-to-capital ratio. In addition, the CMA provides that if capital and surplus of the Mortgage Guaranty insurance company is in excess of that same specified minimum required capital, subject to its board approval and compliance with applicable insurance laws, the Mortgage Guaranty insurance company would declare and pay ordinary dividends to its equity holders up to an amount necessary to reduce projected or actual capital and surplus to a level equal to or not materially greater than such specified minimum required capital. As structured, the CMA contemplates that the specified minimum required capital would be reviewed and agreed upon at least annually. As of September 30, 2016, the minimum required capital for the CMA with the Mortgage Guaranty insurance company is based on a risk-to-capital ratio of 19 to 1.

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

As of September 30, 2016, a total of $4.5 billion remains available under the Five-Year Facility. Our ability to borrow under the Five-Year Facility is not contingent on our credit ratings. However, our ability to borrow under the Five-Year Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Five-Year Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Five-Year Facility would restrict our access to the Five-Year Facility and could have a material adverse effect on our

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

financial condition, results of operations and liquidity. We expect to borrow under the Five-Year Facility from time to time, and may use the proceeds for general corporate purposes.

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

September 30, 2016		Payments due by Period
	Total	Remainder	2017-	2019-
(in millions)	Payments	of 2016	2018	2020	2021	Thereafter
Insurance operations
Loss reserves	$75,281	$4,997	$27,031	$14,857	$4,867	$23,529
Insurance and investment contract liabilities	241,843	4,337	29,288	26,622	12,623	168,973
Borrowings	1,005	-	-	126	238	641
Interest payments on borrowings	953	1	99	99	50	704
Other long-term obligations	7	1	3	2	1	-
Total	$319,089	$9,336	$56,421	$41,706	$17,779	$193,847
Other
Borrowings	$25,851	$776	$3,330	$2,470	$1,774	$17,501
Interest payments on borrowings	15,758	196	2,125	1,883	834	10,720
Other long-term obligations	207	9	72	80	-	46
Total	$41,816	$981	$5,527	$4,433	$2,608	$28,267
Consolidated
Loss reserves	$75,281	$4,997	$27,031	$14,857	$4,867	$23,529
Insurance and investment contract liabilities	241,843	4,337	29,288	26,622	12,623	168,973
Borrowings	26,856	776	3,330	2,596	2,012	18,142
Interest payments on borrowings	16,711	197	2,224	1,982	884	11,424
Other long-term obligations(a)	214	10	75	82	1	46
Total(b)	$360,905	$10,317	$61,948	$46,139	$20,387	$222,114

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

September 30, 2016		Amount of Commitment Expiring
	Total Amounts	Remainder	2017-	2019 -
(in millions)	Committed	of 2016	2018	2020	2021	Thereafter
Insurance operations
Guarantees:
Standby letters of credit(a)	$789	$40	$104	$642	$-	$3
Guarantees of indebtedness	111	84	27	-	-	-
All other guarantees(b)	3	-	1	-	2	-
Commitments:
Investment commitments(c)	3,030	1,693	960	345	-	32
Commitments to extend credit	2,829	1,707	804	252	60	6
Letters of credit	5	-	5	-	-	-
Total(d)	$6,767	$3,524	$1,901	$1,239	$62	$41
Other
Guarantees:
Liquidity facilities(e)	$74	$-	$-	$-	$-	$74
Standby letters of credit	138	138	-	-	-	-
All other guarantees	88	-	88	-	-	-
Commitments:
Investment commitments(c)	173	21	33	12	13	94
Commitments to extend credit(f)	500	-	-	500	-	-
Letters of credit	24	5	19	-	-	-
Total(d)(g)	$997	$164	$140	$512	$13	$168

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Consolidated
Guarantees:
Liquidity facilities(e)	$74	$-	$-	$-	$-	$74
Standby letters of credit	927	178	104	642	-	3
Guarantees of indebtedness	111	84	27	-	-	-
All other guarantees(b)	91	-	89	-	2	-
Commitments:
Investment commitments(c)	3,203	1,714	993	357	13	126
Commitments to extend credit(f)	3,329	1,707	804	752	60	6
Letters of credit	29	5	24	-	-	-
Total(d)(g)	$7,764	$3,688	$2,041	$1,751	$75	$209

(a) Includes $640 million of Standby letters of credit associated with Ascot, which is reported as held for sale.  See Note 4 to the Condensed Consolidated Financial Statements for further information.

(b) Includes construction guarantees connected to affordable housing investments by our Life Insurance Companies. Excludes potential amounts for indemnification obligations included in asset sales agreements. See Note 10 to the Condensed  Consolidated Financial Statements for further information on indemnification obligations.

(c)  Includes commitments to invest in private equity funds, hedge funds and other funds and commitments to purchase and develop real estate in the United States and abroad. The commitments to invest in private equity funds, hedge funds and other funds are called at the discretion of each fund, as needed for funding new investments or expenses of the fund. The expiration of these commitments is estimated in the table above based on the expected life cycle of the related fund, consistent with past trends of requirements for funding. Investors under these commitments are primarily insurance and real estate subsidiaries.

(d) Does not include guarantees, CMAs or other support arrangements among AIG consolidated entities.

(e) Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(f)  Includes a five-year senior unsecured revolving credit facility of up to $500 million between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility) scheduled to mature in May 2019. The AerCap Credit Facility permits loans for general corporate purposes. At September 30, 2016, no amounts were outstanding under the AerCap Credit Facility.

(g) Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2016 is expected to be approximately $19 million for U.S. and non-U.S. plans.

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

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Nine Months Ended September 30, 2016	December 31,		and	Foreign	Other		September 30,
(in millions)	2015	Issuances	Repayments	Exchange	Changes		2016
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$17,047	$3,831	$(960)	$(83)	$1		$19,836
Junior subordinated debt	1,327	-	(461)	(10)	5		861
AIG Japan Holdings Kabushiki Kaisha	106	209	-	49	-		364
AIGLH notes and bonds payable	284	-	(3)	-	-		281
AIGLH junior subordinated debt	420	-	(60)	-	-		360
Total AIG general borrowings	19,184	4,040	(1,484)	(44)	6		21,702
AIG borrowings supported by assets:(a)
MIP notes payable	1,372	-	(33)	122	(4)		1,457
Series AIGFP matched notes and bonds payable	34	-	-	-	(1)		33
GIAs, at fair value	3,276	223	(429)	-	226	(b)	3,296
Notes and bonds payable, at fair value	394	119	(158)	-	13	(b)	368
Total AIG borrowings supported by assets	5,076	342	(620)	122	234		5,154
Total debt issued or guaranteed by AIG	24,260	4,382	(2,104)	78	240		26,856
Debt not guaranteed by AIG:
Other subsidiaries' notes, bonds, loans and
mortgages payable	2	6,528	(5,284)	-	-		1,246
Debt of consolidated investments(c)	4,987	520	(396)	78	(1,014)	(d)(f)	4,175
Total debt not guaranteed by AIG	4,989	7,048	(5,680)	78	(1,014)		5,421
Total debt(e)	$29,249	$11,430	$(7,784)	$156	$(774)		$32,277

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $2.3 billion and $2.4 billion at September 30, 2016 and December 31, 2015, respectively.  This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  At September 30, 2016, includes debt of consolidated investment vehicles related to real estate investments of $1.7 billion, affordable housing partnership investments of $1.7 billion and other securitization vehicles of $781 million. At December 31, 2015, includes debt of consolidated investment vehicles related to real estate investments of $2.4 billion, affordable housing partnership investments of $1.5 billion and other securitization vehicles of $1.0 billion.

(d)  Includes the effect of consolidating previously unconsolidated partnerships.

(e)  Includes debt issuance costs of $90 million and $101 million at September 30, 2016 and December 31, 2015, respectively. See Note 2 to the Condensed Consolidated Financial Statements.

(f)  Includes $1.2 billion related to certain real estate investments that were reclassified to Liabilities held for sale at September 30, 2016.  See Note 4 to the Condensed Consolidated Financial Statements for further information.

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

Total DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at September 30, 2016 of AIG (excluding $4.2 billion of borrowings of consolidated investments) for the next four quarters:

	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter
(in millions)	2016	2017	2017	2017	Total
AIG general borrowings	$308	$-	$-	$-	$308
AIG borrowings supported by assets	468	48	660	38	1,214
Other subsidiaries' notes, bonds, loans and
mortgages payable	513	314	314	105	1,246
Total	$1,289	$362	$974	$143	$2,768

Item 2 / LIQUIDITY AND CAPITAL RESOURCES

The following table presents maturities of long-term debt (including unamortized original issue discounts and debt issuance cost, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $4.2 billion in borrowings of consolidated investments:

September 30, 2016		Remainder	Year Ending
(in millions)	Total	of 2016	2017	2018	2019	2020	2021	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,836	$308	$176	$1,106	$997	$1,342	$1,494	$14,413
Junior subordinated debt	861	-	-	-	-	-	-	861
AIG Japan Holdings Kabushiki Kaisha	364	-	-	-	-	126	238	-
AIGLH notes and bonds payable	281	-	-	-	-	-	-	281
AIGLH junior subordinated debt	360	-	-	-	-	-	-	360
Total AIG general borrowings	21,702	308	176	1,106	997	1,468	1,732	15,915
AIG borrowings supported by assets:
MIP notes payable	1,457	243	809	405	-	-	-	-
Series AIGFP matched notes and
bonds payable	33	-	10	-	-	-	-	23
GIAs, at fair value	3,296	56	210	484	92	39	280	2,135
Notes and bonds payable, at fair value	368	169	5	125	-	-	-	69
Total AIG borrowings supported by assets	5,154	468	1,034	1,014	92	39	280	2,227
Total debt issued or guaranteed by AIG	26,856	776	1,210	2,120	1,089	1,507	2,012	18,142
Other subsidiaries' notes, bonds, loans
and mortgages payable	1,246	513	733	-	-	-	-	-
Total	$28,102	$1,289	$1,943	$2,120	$1,089	$1,507	$2,012	$18,142

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of October 28, 2016. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Part 1, Item 1. Business — Regulation and Part 1, Item 1A. Risk Factors — Regulation in our 2015 Annual Report, Part 1, Item 2. MD&A – Regulatory Environment and Part II, Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, Part I, Item 2. MD&A – Regulatory Environment  and Part II, Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, and Part I, Item 2. MD&A – Regulatory Environment in this Quarterly Report on Form 10-Q.

Dividends and Repurchases of AIG Common Stock

On February 11, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 28, 2016 to shareholders of record on March 14, 2016. On May 2, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 27, 2016 to shareholders of record on June 13, 2016.   On August 2, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 29, 2016 to shareholders of record on September 15, 2016. On November 2, 2016, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 22, 2016 to shareholders of record on December 8, 2016. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 16 to the Consolidated Financial Statements in the 2015 Annual Report.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On November 2, 2016, our Board of Directors authorized an additional increase of $3.0 billion to the share repurchase authorization, resulting in an aggregate remaining authorization on such date of approximately $4.4 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

During the nine-month period ended September 30, 2016, we repurchased approximately 153 million shares of AIG Common Stock for an aggregate purchase price of approximately $8.5 billion pursuant to this authorization, and we repurchased 15 million warrants to purchase shares of AIG Common Stock, for an aggregate purchase price of $263 million pursuant to this authorization. Pursuant to Exchange Act Rule 10b5-1 repurchase plans, from October 1 to November 2, 2016, we repurchased approximately $946 million of additional shares of AIG Common Stock.

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

Item 2 / ENTERPRISE RISK MANAGEMENT

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

Item 2 / ENTERPRISE RISK MANAGEMENT

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	September 30,		December 31,		September 30,	December 31,
(dollars in millions)	2016		2015		2016	2015
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	272,276		260,689		(16,602)	(14,549)
Mortgage and other loans receivable	24,273		18,878		(1,398)	(1,092)
Preferred stock	14		20		(1)	(1)
Total interest rate sensitive assets	$296,563	(a)	$279,587	(a)	$(18,001)	$(15,642)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Hedge funds	7,813		10,917		(1,563)	(2,183)
Private equity	6,414		7,233		(1,283)	(1,447)
Real estate investments	6,494		6,579		(1,299)	(1,316)
PICC Investment	454		2,239		(91)	(448)
Common equity	1,570		1,574		(314)	(315)
Aircraft asset investments	356		477		(71)	(95)
Other investments	591		472		(117)	(94)
Total equity and alternative investments
exposure	$23,692		$29,491		$(4,738)	$(5,898)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Euro	2,204		2,053		(220)	(205)
Japanese yen	2,031		1,745		(203)	(174)
Great Britain pound	1,976		2,158		(198)	(216)
All other foreign currencies	3,175		4,703		(318)	(471)
Total foreign currency-denominated net
asset position(b)	$9,386		$10,659		$(939)	$(1,066)

(a)    At September 30, 2016, the analysis covered $296.6 billion of $311.9 billion interest-rate sensitive assets. Excluded were $8.1 billion of loans and $3.6 billion of investments in life settlements. In addition, $3.6 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2015, the analysis covered $279.6 billion of $298.7 billion interest-rate sensitive assets. Excluded were $10.7 billion of loans and $3.6 billion of investments in life settlements. In addition, $4.8 billion of assets across various asset categories were excluded due to modeling limitations.

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

Our foreign currency-denominated net asset position at September 30, 2016, decreased by $1.3 billion compared to December 31, 2015. The decrease was mostly due to a $1.7 billion decrease in our Hong Kong dollar position, primarily resulting from the sale of our Non-Life Insurance Companies’ PICC Investment, partially offset by a $286 million increase in our Japanese yen position due to yen strengthening.

For illustrative purposes, we modeled our sensitivities based on a 100 basis point increase in yield curves, a 20 percent decline in equities and alternative assets, and a 10 percent depreciation of all foreign currency exchange rates against the

Item 2 / ENTERPRISE RISK MANAGEMENT

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

AIG liquidity risk tolerance levels are designed to allow it to meet its obligations over a twelve month horizon consistent with its risk appetite. We maintain minimum levels for required liquidity and/or minimum coverage ratios expected to ensure that our short-term financial obligations are met under varying market conditions. If we project that we will breach these tolerances, we will assess and determine appropriate liquidity management actions. However, the market conditions in effect at that time may not permit us to achieve an increase in liquidity sources or a reduction in liquidity requirements.

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

On June 3, 2016, the Board of Governors of the Federal Reserve System (FRB) issued for public comment a notice of proposed rulemaking (NPR) on enhanced prudential standards that would require insurer nonbank SIFIs, such as AIG, to comply with a corporate governance and risk-management standard and a liquidity risk management standard.  These proposed standards build on the FRB’s current guidance for large financial institutions supervised by the FRB and have been tailored to insurance companies.  The comment period has now closed and we anticipate that the FRB will adopt a final rule in due course after evaluating all comments received. Under the proposal, the insurer nonbank SIFIs would have at least twelve months to comply.

On June 3, 2016, the FRB also released for public comment an advance notice of proposed rulemaking (ANPR) outlining two conceptual insurance group capital frameworks that could apply to insurance groups supervised by the FRB—a building block approach, proposed for insurance institutions that are savings and loan holding companies or bank holding companies by virtue of owning depository institutions, and a consolidated approach for insurer nonbank SIFIs, such as AIG.  In general, the consolidated approach would consolidate an insurance company’s assets and insurance liabilities into risk segments tailored to account for the liability structure and unique features of the insurance company, apply risk factors to each segment and then set minimum capital requirements. The ANPR does not provide details on specific risk weights, risk factors, capital adequacy ratios and other important elements that could be applied to AIG under the consolidated approach, and we cannot predict how such an approach, if applied to AIG, would affect our business, results of operations, financial condition or capital requirements. The comment period has now closed and we anticipate that the FRB will issue a notice of proposed rulemaking in due course after evaluating all comments received.

On June 23, 2016, the UK held a referendum in which a majority voted for the UK to withdraw its membership in the EU, commonly referred to as Brexit. The referendum is advisory, and the terms of withdrawal are subject to a formal negotiation period which, as publicly stated by the UK Prime Minister, is expected to be triggered by the end of March 2017, and could, by treaty, last up to two years. It is not clear at this stage (and may not be for some time) what form the UK’s future relationship with the remaining EU member states will take. We have significant operations and employees in the UK and other EU member states, including AIG Europe Ltd. (AEL), which enjoys certain benefits based on the UK’s membership in the EU. Depending on the final terms of the UK exit, we may be required to reorganize our operations and legal entity structure in the UK and the EU in a manner that could be less efficient and more expensive.

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part I, Item 2. MD&A – Regulatory Environment and Part II, Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, Part I, Item 2. MD&A – Regulatory Environment and Part II, Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, and in Part I, Item 1. Business – Regulation, Part I, Item 1A. Risk Factors – Regulation and Note 18 to the Consolidated Financial Statements in the 2015 Annual Report.

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
GMIB Guaranteed Minimum Income Benefits

Item 3 / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. / QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

Item 4. / Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of September 30, 2016.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 / Legal Proceedings

For a discussion of legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A./ Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016 and in Part I, Item 1A. Risk Factors in our 2015 Annual Report.

ITEM 2 / UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock and warrants to purchase AIG Common Stock during the three months ended September 30, 2016:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
July 1 - 31	12,031,023	$53.03	12,031,023	$1,160
August 1 - 31	8,549,810	57.21	8,549,810	3,671
September 1 - 30	19,256,816	58.71	19,256,816	2,409
Total*	39,837,649	$56.67	39,837,649	$2,409

* On November 2, 2016, our Board of Directors authorized an additional increase to the repurchase authorization of AIG Common Stock of $3.0 billion, resulting in an aggregate remaining authorization on such date of approximately $4.4 billion.  Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

During the three-month period ended September 30, 2016, we repurchased approximately 40 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $2.3 billion.  Pursuant to Exchange Act Rule 10b5-1 plans, from October 1 to November 2, 2016, we have repurchased approximately $946 million of additional shares of AIG Common Stock.

Item 4 / Mine Safety Disclosures

Not applicable.

Item 6 / Exhibits

See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SIDDHARTHA SANKARAN
Siddhartha Sankaran
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

/S/ ELIAS F. HABAYEB
Elias F. Habayeb
Senior Vice President,
Deputy Chief Financial Officer and
Group Controller
(Principal Accounting Officer)

Dated: November 3, 2016

EXHIBIT INDEX

Exhibit Number	Description	Location
10	(1) American International Group, Inc. 2012 Executive Severance Plan (as amended)*	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2016 (File No. 1-8787).

(2) Amendment Letter to the Third Amended and Restated Credit Agreement, effective as of July 15, 2016, among AIG, the subsidiary borrowers party thereto, the lenders party

thereto, JPMorgan Chase Bank, N.A., as Administrative

Agent, and each Several L/C Agent party thereto

Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on July 15, 2016 (File No. 1-8787).
	(3) Stock Purchase Agreement dated as of August 15, 2016 between American International Group, Inc. and Arch Capital Group Ltd.	Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on August 16, 2016 (File No. 1-8787).
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.