Form 10-K
period 2016-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2017-02-23
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016	Commission file number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
175 Water Street, New York, New York (Address of principal executive offices)	10038 (Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $57,263,000,000.

As of February 13, 2017, there were outstanding 979,560,020 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Form 10-K/A to be filed no later than 120 days after the end of the fiscal year	Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

Form 10-K

Part I

ITEM 1 | Business

American International Group, Inc. (AIG)

is a leading global insurance organization. Founded in 1919, today we provide a wide range of property casualty insurance, life insurance, retirement products, and other financial services to commercial and individual customers in more than 80 countries and jurisdictions.

Our diverse offerings include products and services that help businesses and individuals protect their assets, manage risks and provide for retirement security. AIG common stock is listed on the New York Stock Exchange and the Tokyo Stock Exchange.

On January 26, 2016, we announced several actions designed to create a leaner, more profitable and focused insurer. In this Annual Report on Form 10-K (Annual Report), we are presenting our businesses consistent with the organizational aspects of that announcement. To carry out these actions, we intend to capitalize on our industry-leading capabilities while we continue to strive to create shareholder value. We believe that these actions will allow us to leverage our key strengths and focus on our 2017 priorities as we strive to be our clients’ most valued insurer.

In this Annual Report, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “AIG,” the “Company,” “we,” “us” and “our” to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

AIG | 2016 Form 10-K                          3

ITEM 1 | Business | AIG

AIG’s Industry Leadership

World Class Insurance Franchises that are among the leaders in their categories, focus on improving their operating performance as we strive to be our clients’ most valued insurer.	Balance Sheet Quality and Strength as demonstrated by over $76 billion in shareholders’ equity and AIG Parent liquidity sources of $12.9 billion as of December 31, 2016.	Effective Capital Management of the largest shareholders’ equity of any insurance company in the world(a), supported by enhanced risk management.

Breadth of Customers We serve over 87 percent of companies included in the Fortune Global 500(b) and 83 percent of the Forbes 2000(b).	A Diverse Mix of Businesses with a presence in most international markets.

(a) At June 30, 2016, the latest date for which information was available for certain foreign insurance companies.

(b) At November 1, 2016.

AIG’s Value Creation

AIG Priorities for 2017 Our primary focus is growth in intrinsic value. The following priorities for 2017 will help us to achieve AIG’s value creation goals.
• Improving our return on equity (ROE) • Providing innovative solutions to most efficiently meet our clients’ needs	• Continuing to reduce general operating expenses • Improving profitability of Commercial Insurance through underwriting actions and accident year loss ratio improvements

AIG’s Execution: Accomplishments for 2015 and 2016

*    Non-GAAP measure – see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for reconciliation of Non-GAAP to GAAP measure.

AIG | 2016 Form 10-K                            4

ITEM 1 | Business | AIG

OUR MODULAR MANAGEMENT FRAMEWORK

AIG’s new operating model

Modules are designed to enhance transparency and accountability, which we anticipate will drive operating improvement and flexibility over time.

In the fourth quarter of 2016, we completed the reorganization of our financial results into business “modules” to enhance transparency and accountability. Additionally, we now report a Legacy Portfolio that aims to maximize shareholder value and better highlight progress on improving the ROE of our Core business. We believe that these actions will allow us to enhance efficiency and profitability and focus on our 2017 priorities by leveraging key strengths, as we strive to be our clients’ most valued insurer.

Our Core businesses include Commercial Insurance and Consumer Insurance, as well as Other Operations.  Commercial Insurance includes two modules – Liability and Financial Lines and Property and Special Risks. Consumer Insurance is comprised of four modules – Individual Retirement, Group Retirement, Life Insurance and Personal Insurance.  As we continue to focus on operating improvement, we are exiting certain lines of business and market regions that we consider non-core and unprofitable while still maintaining a global presence for our Core businesses. The Legacy Portfolio consists of our run-off insurance lines and legacy investments.

Our multinational capabilities provide a diverse mix of businesses through our global offices and branches in more than 80 countries and jurisdictions. Accordingly, we also review and assess the performance of our Core business through the broad locations of our insurance operations across three key geographic modules: the United States, Europe, and Japan. Our disclosure of geography is based on the significant legal entity insurance companies (including branches) operating in those geographic areas. The other geography includes AIG Parent, United Guaranty, Fuji Life, our insurance operations in remaining geographies around the globe and certain legal entities not deemed significant in the key geographic areas. Geography disclosures exclude our Legacy Portfolio.

We have modified the presentation of our business segment results to reflect our new operating structure and prior periods’ presentation has been revised to conform to the new structure.

See Item 7. MD&A and Note 3 to the Consolidated Financial Statements for further discussion on our business segments.

AIG | 2016 Form 10-K                          5

ITEM 1 | Business | AIG

Business Modules

Commercial Insurance

Commercial Insurance is a leading provider of insurance products and services for commercial customers. It includes one of the world’s most far-reaching property casualty networks. Commercial Insurance offers a broad range of products to customers through a diversified, multichannel distribution network. Customers value Commercial Insurance’s strong capital position, extensive risk management and claims experience, and its ability to be a market leader in critical lines of the insurance business.

Consumer Insurance

Consumer Insurance is a unique franchise that brings together a broad portfolio of retirement, life insurance and personal insurance products offered through multiple distribution networks. It holds long-standing, leading market positions in many of its U.S. product lines, and its global footprint provides the opportunity to leverage its multinational servicing capabilities and pursue select opportunities in attractive markets. With its strong capital position, customer-focused service, innovative product development capabilities and deep distribution relationships across multiple channels, Consumer Insurance is well positioned to provide clients with valuable solutions, delivered through the channels they prefer.

Other Operations

Other Operations consists of businesses and items not attributed to our Commercial and Consumer modules or our Legacy Portfolio. It includes AIG Parent, Institutional Markets, United Guaranty Residential Insurance Company (United Guaranty), AIG Fuji Life Insurance Company, Ltd. (Fuji Life), deferred tax assets related to tax attributes and intercompany eliminations.

Legacy Portfolio Legacy Portfolio includes Legacy Property and Casualty Run-Off Insurance Lines, Legacy Life Insurance Run-Off Lines and Legacy Investments.

Geography Modules

United States

includes the following major property and casualty and life insurance companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union), American Home Assurance Company (American Home U.S.), Lexington Insurance Company (Lexington), American General Life Insurance Company (American General), The Variable Annuity Life Insurance Company (VALIC), and the United States Life Insurance Company in the City of New York (U.S. Life).

Europe

includes AIG Europe Limited and its branches, which are property and casualty companies.

Japan

includes the following major property and casualty insurance companies: Fuji Fire and Marine Insurance Company (Fuji Fire), AIUI Japan, and American Home Assurance Company, Ltd. (American Home Japan).

(a)  Represents Operating revenues excluding revenues from our Legacy Portfolio operations of $5.3 billion.  See Note 3 to the Consolidated Financial Statements for reconciliation of Operating revenues to total revenues.

(b)  Other includes AIG Insurance Company of Canada, American International Reinsurance Company, Ltd., AIG Asia Pacific Insurance, Pte, Ltd., Fuji Life, United Guaranty, various non-insurance subsidiaries and AIG Parent.

AIG | 2016 Form 10-K                            6

ITEM 1 | Business | AIG

Geographic Concentration

In 2016, 6.3 percent and 5.2 percent of our property casualty direct premiums were written in the states of California and New York, respectively, and 16.0 percent and 7.3 percent were written in Japan and the United Kingdom, respectively. No other state or foreign jurisdiction accounted for more than five percent of our property casualty direct premiums.

Diversified Mix of Businesses

(dollars in millions)

*    Represents Operating revenues excluding revenues from our Legacy Portfolio operations of $5.3 billion.  See Note 3 to the Consolidated Financial Statements for reconciliation of Operating revenues to total revenues.

How We Generate Revenues and Profitability

We earn revenues primarily from insurance premiums, policy fees and income from investments.

Our expenses consist of policyholder benefits and losses incurred, interest credited to policyholders, commissions and other costs of selling and servicing our products, interest expense and general operating expenses.

Our profitability is dependent on our ability to properly price and manage risk on insurance and annuity products, to manage our portfolio of investments effectively and to control costs through expense discipline.

AIG | 2016 Form 10-K                          7

ITEM 1 | Business | AIG

Investment Activities of Our Insurance Operations

Our insurance companies generally receive premiums and deposits well in advance of paying covered claims or benefits. In the intervening periods, we invest these premiums and deposits to generate net investment income that, along with the invested funds, is available to pay claims or benefits. As a result, we generate significant revenues from insurance investment activities.

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

See Item 7. MD&A — Investments for additional discussion of investment strategies.

Loss Reserve Development Process

The liability for unpaid losses and loss adjustment expenses (loss reserves) represents the accumulation of estimates for unpaid claims, including estimates for claims incurred but not reported (IBNR) for our property and casualty insurance companies, including the related expenses of settling those losses.

The process of establishing loss reserves is complex and imprecise because it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments about our ultimate exposure to losses are an integral component of our loss reserving process. Because reserve estimates are subject to the outcome of future events, changes in prior year estimates are unavoidable in the insurance industry. These changes are sometimes referred to as “prior year loss development” or “reserve development.”

See Item 7. MD&A — Critical Accounting Estimates — Insurance Liabilities — Loss Reserves, Item 7. MD&A — Insurance Reserves — Loss Reserves, and Note 13 to the Consolidated Financial Statements for further discussion on loss reserves and of prior year loss development.

Our Employees

At AIG, we believe that a major strength of ours is the quality and dedication of our people. At December 31, 2016 and 2015, we had approximately 56,400 and 66,400 employees, respectively. We believe that our relations with our employees are satisfactory.

AIG | 2016 Form 10-K                            8

ITEM 1 | Business

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

The following summary provides a general overview of our primary regulators and related bodies and a description of their oversight with respect to us and our subsidiaries, including key regulations or initiatives that we are currently, or may in the future be, subject to. Such regulations and initiatives, both in the United States and abroad, are discussed in more detail following the summary.

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

Commodities Futures Trading Commission (CFTC): Oversees and regulates the U.S. swap, commodities and futures markets. The CFTC has implemented and is continuing to implement rules and regulations governing reporting, clearing, execution, margin and other requirements for swaps entered into within the U.S. or involving U.S. persons. Our swap activities are subject to certain of these rules and regulations.

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

In an Executive Order signed on February 3, 2017, the President of the United States directed the Secretary of the Treasury, in consultation with federal financial regulators, to assess all laws, rules and policies that regulate the U.S. financial system, including requirements put into place under Dodd-Frank since 2010, with a view to producing a plan to revise them as necessary.  We are closely following these developments.

AIG | 2016 Form 10-K                          9

ITEM 1 | Business

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

NAIC Standards: The National Association of Insurance Commissioners (NAIC) is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories. The NAIC itself is not a regulator, but, with assistance from the NAIC, state insurance regulators establish standards and best practices, conduct peer review and coordinate regulatory oversight.

FOREIGN REGULATION

Financial Stability Board (FSB): The FSB consists of representatives of national financial authorities of the G20 countries. The FSB itself is not a regulator but is focused primarily on promoting international financial stability. It does so by coordinating the work of national financial authorities and international standard-setting bodies as well as developing and promoting the implementation of regulatory, supervisory and other financial policies.

International Association of Insurance Supervisors (IAIS): The IAIS represents insurance regulators and supervisors of more than 200 jurisdictions   (including regions and states) in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS itself is not a regulator, but one of its activities is to develop insurance regulatory standards for use by local authorities across the globe. The FSB has charged the IAIS with developing a framework for measuring systemic risks posed by insurance groups. Based on the IAIS’ assessment methodology for identifying global systemically important insurers (G-SIIs), the FSB has identified nine G-SIIs, including us. This designation may subject us to a policy framework for G-SIIs that includes recovery and resolution planning, enhanced group-wide supervision, enhanced liquidity and systemic risk management planning, and group-wide capital standards, including higher loss absorbency (HLA) capital.

European Union (EU): The European Parliament issues Directives on a wide range of topics that impact financial services. Insurance companies operating in the EU are subject to the Solvency II framework. The Prudential Regulatory Authority (PRA), the United Kingdom’s (UK’s) prudential regulator, is our lead EU prudential supervisor. The UK’s Financial Conduct Authority has oversight of AIG’s operations for consumer protection and competition matters within the UK. In addition, financial companies that operate in the EU are subject to a range of regulations enforced by the national regulators in each member state in which that firm operates. The EU has also established a set of regulatory requirements under the European Market Infrastructure Regulation (EMIR) that include, among other things, risk mitigation, risk management, regulatory reporting and clearing requirements.

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

Federal Reserve REGULATION AND Supervision

Due to the determination of the Financial Stability Oversight Council (Council) that AIG should be regulated by the FRB as a nonbank SIFI, we have been since July 2013 subject to the FRB’s examination, supervision and enforcement authority, and certain reporting requirements. Dodd-Frank requires that the Council reevaluate its determination annually. The Council’s annual reevaluations to date have not resulted in a change to our nonbank SIFI status, and we remain regulated by the FRB. However, in light of the recent change in administration in the United States, there is considerable uncertainty as to the future of federal regulation of nonbank SIFIs. Depending on developments, important elements of AIG’s supervision at the federal level, including those described in this section and the following section, Other Effects of Dodd-Frank, may change significantly.

As a nonbank SIFI, we anticipate we may be subject to:

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

On June 3, 2016, the FRB issued for public comment a notice of proposed rulemaking (NPR) on enhanced prudential standards that would require insurer nonbank SIFIs to comply with corporate governance and risk-management standards and liquidity risk management standards.  These proposed standards build on the FRB’s current guidance for large financial institutions supervised by the FRB and have been tailored to insurance companies.  The comment period has closed, and we anticipate that the FRB will adopt a final rule in the future after evaluating all comments received. Under the proposal, the insurer nonbank SIFIs would have at least twelve months to comply.

On June 3, 2016, the FRB released for public comment an advance notice of proposed rulemaking (ANPR) outlining two conceptual insurance group capital frameworks that could apply to insurance groups supervised by the FRB - a building block approach, proposed for insurance institutions that are savings and loan holding companies or bank holding companies by virtue of owning

AIG | 2016 Form 10-K                            10

ITEM 1 | Business

depository institutions, and a consolidated approach for insurer nonbank SIFIs.  In general, the consolidated approach would consolidate an insurance company’s assets and insurance liabilities into risk segments tailored to account for the liability structure and unique features of the insurance company, apply risk factors to each segment and then set minimum capital requirements. The ANPR does not provide details on specific risk segments, risk factors, capital adequacy ratios and other important elements that could be applied to us under the consolidated approach, and we cannot predict how such an approach would affect our business, results of operations, financial condition or capital requirements. The comment period has closed and we anticipate that the FRB will issue a NPR after evaluating all comments received.

As part of its general prudential supervisory powers, the FRB has the authority to limit our ability to conduct activities that would otherwise be permissible for us to engage in if we do not satisfy certain requirements. With regard to acquisitions, Dodd-Frank would require us to obtain the prior authorization of the FRB if we sought to acquire a stake in certain financial companies. We are also subject to management interlock prohibitions and a requirement to maintain a plan for rapid and orderly resolution in the event of severe financial distress. We cannot predict how the FRB’s continuing exercise of its general supervisory authority over us as a nonbank SIFI will develop, although the FRB could, as a prudential matter, for example, limit our ability to pay dividends, repurchase shares of AIG Common Stock or to acquire or enter into other businesses. We cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect the financial markets generally or impact our businesses, results of operations, cash flows or financial condition, capital adequacy position or credit ratings.

Furthermore, if the Council were to make an additional separate determination that we pose a “grave threat” to U.S. financial stability, we would be required to maintain a debt-to-equity ratio of no more than 15:1 and the FRB may impose additional restrictions.

Other Effects of Dodd-Frank

In addition, Dodd-Frank may also have the following effects on us:

•     As a nonbank SIFI, we are currently required to provide on an annual basis to the FRB and Federal Deposit Insurance Corporation (FDIC) a plan for our rapid and orderly resolution in the event of material financial distress or failure, which must provide a detailed resolution strategy and analyses of our material entities, organizational structure, interconnections and interdependencies, and management information systems.  In accordance with an extension of the annual deadline provided by the FRB and FDIC to 38 firms including AIG in 2016, we plan to submit our next resolution plan to regulators on December 31, 2017.  If the FRB and FDIC jointly were to determine, based on their review of the plan, that it is not credible or would not facilitate our orderly resolution under Title 11 of the United States Code (the Bankruptcy Code), the FRB and FDIC may require us to re-submit an amended plan.  If the re-submitted plan also were to fail to meet regulatory expectations, the FRB and FDIC may exercise their authority under Dodd-Frank to impose more stringent capital, leverage, or liquidity requirements, restrict our growth, activities, or operations, require us to divest assets and operations, or otherwise increase their level of supervision of us.

•     The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that we and other insurers or other financial services companies engage in.

•     Title II of Dodd-Frank (Orderly Liquidation Authority) provides that a financial company whose largest United States subsidiary is an insurer may be subject to a special orderly liquidation process outside the Bankruptcy Code. That process is to be administered by the FDIC upon a determination that the company is in default or in danger of default, is not likely to attract private sector alternatives to default and is not suitable for resolution under the Bankruptcy Code. Our U.S. insurance subsidiaries, however, would be subject to rehabilitation and liquidation proceedings under state insurance law.

•     Title VII of Dodd-Frank provides for significantly increased regulation of and restrictions on derivatives markets and transactions that have affected and, as additional regulations come into effect, could affect various activities of AIG and its insurance and financial services subsidiaries, including (i) regulatory reporting for swaps and security-based swaps, (ii) mandated clearing through central counterparties and execution through regulated swap execution facilities for certain swaps and security-based swaps and (iii) margin and collateral requirements.  Although the CFTC has finalized many of its requirements, the SEC has yet to finalize the majority of rules comprising its security-based swap regulatory regime.

•     Similar regulations have been proposed or adopted outside the United States.  For instance, the EU has also established a set of new regulatory requirements for EU derivatives activities under EMIR. These requirements include, among other things, various risk mitigation, risk management, margin posting and regulatory reporting requirements that have already become effective and clearing requirements that were outlined in EU delegated legislation at the end of 2015 and are phased in over three years. These requirements could result in increased administrative costs with respect to our EU derivatives activities and overlapping or inconsistent regulation depending on the ultimate application of cross-border regulatory requirements between and among U.S. and non-U.S. jurisdictions.

•     Dodd-Frank mandated a study to determine whether stable value contracts should be included in the definition of "swap." If that study concludes that stable value contracts are swaps, Dodd-Frank authorizes certain federal regulators to determine whether an exemption from the definition of a swap for stable value contracts is appropriate and in the public interest. Certain of our affiliates

AIG | 2016 Form 10-K                          11

ITEM 1 | Business

participate in the stable value contract business. We cannot predict what regulations might emanate from the aforementioned study or be promulgated applicable to this business in the future.

•     Dodd-Frank established the Federal Insurance Office (FIO) within the United States Department of the Treasury (Department of the Treasury) headed by a director appointed by the Secretary of the Treasury. The director of the FIO performs various public policy functions with respect to insurance, including serving as a non-voting member of the Council.

•     On November 20, 2015, the Department of the Treasury, assisted by the FIO, and the United States Trade Representative announced their intention to negotiate an agreement between the U.S. and the EU regarding prudential measures with respect to insurance and reinsurance. On January 13, 2017, the U.S. and EU announced that they had successfully negotiated terms of such an agreement. For additional information, see Regulation – Other Regulatory Developments.

•     Dodd-Frank established the Consumer Financial Protection Bureau (CFPB) within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes. Insurance products and services are not within the CFPB's general jurisdiction. Broker-dealers and investment advisers are not subject to the CFPB's jurisdiction when acting in their registered capacity.

Dodd-Frank authorizes various assessments on financial companies, including, as applicable to us, fees for our supervision by the FRB and possible assessments to cover the costs of any special resolution of a financial company conducted under Title II.

We cannot predict whether all these actions will become effective or the effect they may have on the financial markets or on our business, results of operations, cash flows, financial condition and credit ratings. However, it is possible that such effect could be materially adverse. See Item 1A. Risk Factors — Regulation for additional information.

Other Regulatory Developments

In addition to the adoption of Dodd-Frank in the United States, regulators and lawmakers around the world are continuing to review the causes of the financial crisis and taking steps to avoid similar problems in the future. In the past few years, a number of jurisdictions in which our subsidiaries conduct business have implemented legislative and regulatory changes consistent with recommendations of the International Monetary Fund and the World Bank, which conduct periodic Financial Sector Assessment Program (FSAP) reviews to measure local regulatory regimes against the standards set by the IAIS. Examples include updated Insurance Company Ordinances in Hong Kong and consolidated regulation of insurance holding companies by the Financial Services Agency in Japan.

The FSB, consisting of representatives of national financial authorities of the G20 countries, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly global systemically important financial institutions, should be regulated. These frameworks and recommendations address such issues as systemic financial risk, financial group supervision, capital and solvency standards, corporate governance including compensation, and a number of related issues associated with responses to the financial crisis. The FSB has directed the IAIS to create standards relative to many of these areas, which go beyond the IAIS’ basic Insurance Core Principles (ICPs). The IAIS is developing ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs). ComFrame sets out qualitative and quantitative standards in order to assist supervisors in collectively addressing an IAIG’s activities and risks, identifying and avoiding regulatory gaps and coordinating supervisory activities.  In connection with ComFrame, the IAIS is in the process of developing a risk-based global insurance capital standard (ICS) applicable to IAIGs.  We currently meet the parameters set forth to define an IAIG.  ComFrame standards are expected to be finalized in 2019, and the IAIS is conducting field testing of ComFrame, including the ICS, ahead of that deadline.  It is expected that the ComFrame and ICS standards finally adopted by the IAIS would be ready for adoption by implementing member jurisdictions beginning in 2020.

The IAIS intends G-SIIs to be subject to a policy framework that includes recovery and resolution planning, enhanced group-wide supervision, enhanced liquidity and systemic risk management planning; and group-wide capital standards, including HLA capital. The IAIS’ basic capital requirement (BCR) was endorsed by the FSB in October 2014 and by the G20 countries in November 2014.  The BCR covers all group activities, and we reported our BCR ratios to national authorities on a confidential basis in 2015 and 2016.  The BCR serves as the initial foundation for the application of HLA requirements.  In October 2015, the IAIS announced that it had concluded initial development of the HLA requirements, according to which we reported on a confidential basis to supervisors in 2016. HLA requirements were endorsed by the FSB in September 2015 and by the G20 countries in November 2015. Both the BCR and HLA requirements are calculated for insurance and non-insurance activities.  Ultimately, the G-SII policy framework is expected to be fully implemented by the IAIS by 2019.

The standards discussed above, issued by the FSB and/or the IAIS, are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt appropriate laws and regulations.  At this time it is not known how the IAIS’ frameworks and/or standards might be implemented in the United States and other jurisdictions around the world, or how they might apply to us.

AIG | 2016 Form 10-K                            12

ITEM 1 | Business

Legislation in the EU could also affect our international insurance operations. Solvency II reforms the insurance industry’s solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. In accordance with Solvency II, in the absence of a decision by the European Commission on whether a supervisory regime outside of the EU is equivalent, Member States may decide either to apply relevant Solvency II requirements to a worldwide insurance group operating in the EU as if it were based in the European Economic Area, or to use “other methods”.

Firms have to apply for a waiver to the appropriate EU regulator in order for the regulator to use “other methods.”  AIG’s UK subsidiary, AIG Europe Limited, applied to the PRA and was granted a waiver for three years beginning in January 2016 (which may be renewed) to allow the PRA to use “other methods.” In order to address the issue of U.S. equivalency with Solvency II as well as other (re)insurance regulatory issues, on November 20, 2015, the U.S. and the EU entered into negotiations on a “covered agreement”.  On January 13, 2017, the U.S. and EU announced they had successfully reached a covered agreement and the agreed text was submitted to the appropriate committees of Congress, starting a 90-day period required by Dodd-Frank after which (and after an additional 7-day notice period) with regard to the U.S. the terms become effective unless disapproved by congressional legislation during those 90 days. In the EU, the agreement is still subject to several steps before becoming effective, including approval by the European Parliament.  The agreement provides that AIG will be supervised at the worldwide group level only by its relevant U.S. insurance supervisors, and that it will not have to satisfy EU group capital, reporting and governance requirements for its worldwide group. It further provides that if the summary risk reports submitted to the supervisory authority of a host jurisdiction expose any serious threat to policyholder protection or financial stability in such host state, the host supervisor may request further information from the insurance group and/or impose preventive or corrective measures with respect to the (re)insurer in its jurisdiction. The EU is applying these group supervision terms provisionally until the date of entry into full force of the agreement. The agreement also seeks to impose equal treatment of U.S. and EU-based reinsurers that meet certain qualifications.  In the U.S., once fully implemented, the agreement requires U.S. states to lift reinsurance collateral requirements on qualifying EU-based reinsurers and provide them equal treatment with U.S. reinsurers or be subject to federal preemption. While this provision does not preclude AIG from continuing to request collateral from an EU reinsurer that is party to a bilateral reinsurance transaction, it is unclear how much collateral AIG will be able to obtain from EU reinsurers going forward. The reinsurance provisions of this agreement are subject to implementation timetables in the U.S. and EU that may delay or even prevent the agreement from being fully implemented. In particular, the U.S. states have been given a period of five years to comply with the reinsurance collateral provisions.  After 42 months, the Federal Government must begin evaluating a potential preemption determination with respect to any state law not in compliance with the aim of assuring full compliance within the five-year timeframe. The agreement may be terminated (following mandatory consultation) by notice from one party to the other effective in 180 days, or at such time as the parties may agree.  It is not known what view the new Congress and new administration may take on the termination or enforcement of the covered agreement.

On June 23, 2016, the UK held a referendum in which a majority voted for the UK to withdraw its membership in the EU, commonly referred to as Brexit. The terms of withdrawal are subject to a formal negotiation period which, as publicly stated by the UK Prime Minister, is expected to be initiated by the end of March 2017 by invoking Article 50 of the Treaty of the European Union, and could, by treaty, last up to two years. On January 24, 2017, the Supreme Court (the UK’s highest court) ruled that Parliament must vote whether to approve the UK Government’s plan to invoke Article 50. On January 27, 2017, the Government introduced a bill in Parliament seeking approval to notify the EU of the UK’s intention to withdraw from the EU.  The bill passed a vote in the lower house of Parliament on February 8, 2017 and progressed to the House of Lords. The bill may be approved by the House of Lords as written and sent for royal assent or be amended, which would result in the bill being sent back to the lower house for further consideration. It is not clear at this stage (and may not be for some time) what form the UK’s future relationship with the remaining EU member states will take. We have significant operations and employees in the UK and other EU member states, including AIG Europe Ltd., which enjoys certain benefits based on the UK’s membership in the EU. In order to adapt to Brexit, we may be required to reorganize our operations and legal entity structure in the UK and the EU in a manner that could be less efficient and more expensive.

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

On April 8, 2016, the DOL published its final fiduciary duty rule (the DOL Fiduciary Rule), substantially expanding the definition of fiduciary investment advice. As a result, the circumstances under which financial services providers and financial advisors could be deemed a fiduciary under ERISA or the Internal Revenue Code when providing investment advice with respect to ERISA plans or Individual Retirement Accounts (IRAs) are greatly expanded. The DOL Fiduciary Rule contains revisions to and adoptions of new

AIG | 2016 Form 10-K                          13

ITEM 1 | Business

prohibited transaction exemptions under ERISA, including revisions to a prohibited transaction exemption historically available in conjunction with the sale of fixed and variable annuity contracts to ERISA covered plans, commonly referred to as “84-24”, and the adoption of the “best interest contract exemption”.  The initial compliance date of the DOL Fiduciary Rule is April 10, 2017, with full compliance required by January 1, 2018. On February 3, 2017, the new U.S. administration issued a memo requiring the DOL to review the DOL Fiduciary Rule and determine whether it will adversely impact the ability of retirement savers to access information and financial advice. Accordingly, the DOL announced that it would consider legal options for postponing the applicability date of the DOL Fiduciary Rule while the DOL considers the issues raised in the referenced memo. We are closely following the DOL’s pronouncements about further delays to the DOL Fiduciary Rule’s applicability date. For additional information, see Item 7. MD&A — Executive Summary – AIG’s Outlook – Industry and Economic Factors- Department of Labor Fiduciary Rule and Part I, Item 1A. Risk Factors.

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

Our insurance subsidiaries are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to the financial condition of the insurers and their corporate conduct and market conduct activities. This includes approval of policy forms and rates, the standards of solvency that must be met and maintained, including with respect to risk-based capital, the standards on transactions between insurance company subsidiaries and their affiliates, including restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks that may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for acceptability of reinsurers, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, reserves for unearned premiums, losses and other purposes and enterprise risk management and corporate governance requirements. In general, such regulation is for the protection of policyholders rather than the creditors or equity owners of these companies.

In the U.S., the Risk-Based Capital (RBC) formula is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Virtually every state has adopted, in substantial part, the RBC Model Law promulgated by the NAIC, which allows states to act upon the results of RBC calculations, and provides for four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The RBC formula computes a risk-adjusted surplus level by applying discrete factors to various asset, premium and reserve items. These factors are developed to be risk-sensitive so that higher factors are applied to items exposed to greater risk.  The statutory surplus of each of our U.S. based insurance companies exceeded RBC minimum required levels as of December 31, 2016.

If any of our insurance entities fell below prescribed levels of statutory surplus, it would be our intention to provide appropriate capital or other types of support to that entity. For additional information, see Item 7. MD&A — Liquidity and Capital Resources — Liquidity and Capital Resources of AIG Parent and Subsidiaries — Insurance Companies.

The NAIC’s Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs. See Item 1A – Risk Factors and Note 18 to the Consolidated Financial Statements for risks and additional information related to these statutory reserving requirements. In December 2012, the NAIC approved a new valuation manual containing a principle-based approach to life insurance company reserves. Principle-based reserving (PBR) is designed to tailor the reserving process to specific products in an effort to create a principle-based modeling approach to reserving rather than the factor-based approach historically employed. PBR became effective on January 1, 2017, after NAIC’s model Standard Valuation Law was enacted by the requisite number of states representing the required premium volume, replacing Regulation XXX and Guideline AXXX with respect to new life insurance business issued after that date. Two of our domiciliary states (Missouri and Texas) have adopted the regulations necessary to implement PBR. We have up to three years after January 1, 2017 to implement PBR, and have currently elected to defer implementation.

AIG | 2016 Form 10-K                            14

ITEM 1 | Business

The NAIC has adopted revisions to the NAIC Insurance Holding Company System Regulatory Act (the Model Holding Company Act) and the Insurance Holding Company System Model Regulation.  The revised models include provisions authorizing NAIC commissioners to act as global group-wide supervisors for internationally active insurance groups, and the requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. All of the states where AIG has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement.

A substantial portion of our business is conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies. Generally, our subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements; licenses issued by foreign authorities to our subsidiaries are subject to modification or revocation by such authorities, and therefore these subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate.

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

See Item 7. MD&A — Liquidity and Capital Resources — Regulation and Supervision and Note 19 to the Consolidated Financial Statements.

AIG | 2016 Form 10-K                          15

ITEM 1 | Business

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

AIG | 2016 Form 10-K                            16

ITEM 1A |  Risk Factors

ITEM 1A | Risk Factors

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

MARKET CONDITIONS

Difficult conditions in the global capital markets and the economy may materially and adversely affect our businesses, results of operations, financial condition and liquidity. Our businesses are highly dependent on the economic environment, both in the U.S. and around the world. Extreme market events have at times led, and could in the future lead, to a lack of liquidity, highly volatile markets, a steep depreciation in asset values across all classes, an erosion of investor and public confidence, and a widening of credit spreads. Concerns and events beyond our control, such as U.S. fiscal and monetary policy, oil prices, slowing growth in China and the Euro-Zone economies, the U.S. housing market, concerns about European sovereign debt risk and the European banking industry and declines in prices in the high yield market and the resultant impact on certain funds have in the past, and may in the future, adversely affect liquidity, increase volatility, decrease asset prices, erode confidence and lead to wider credit spreads. Difficult economic conditions could also result in increased unemployment and a severe decline in business across a wide range of industries and regions. These market and economic factors could have a material adverse effect on our businesses, results of operations, financial condition and liquidity.

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

Sustained low interest rates, or rapidly increasing interest rates, may materially and adversely affect our profitability. Recent periods have been characterized by low interest rates relative to historical levels. Sustained low interest rates can negatively affect the performance of our investment securities and reduce the level of investment income earned on our investment portfolios. If a low interest rate environment persists, we may experience lower investment income growth. Due to practical and capital markets limitations, we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. Continued low interest rates could also impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued. Changes in interest rates may be correlated with inflation trends, which would impact our loss trends.

AIG | 2016 Form 10-K                          17

ITEM 1A |  Risk Factors

On the other hand, in periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. Therefore, we may have to accept a lower credit spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates. This may result in realized investment losses. An increase in interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. This in turn could adversely affect our ability to realize our deferred tax assets.

Investment Portfolio, Concentration of Investments, Insurance and other Exposures

The performance and value of our investment portfolio are subject to a number of risks and uncertainties, including changes in interest rates.  Our investment securities are subject to market risks and uncertainties. In particular, interest rates are highly sensitive to many factors, including monetary and fiscal policy, domestic and international economic and political issues and other factors beyond our control. Changes in monetary policy or other factors may cause interest rates to rise, which would adversely affect the value of the fixed income securities that we hold and could adversely affect our ability to sell these securities. In addition, the evaluation of available-for-sale securities for other-than-temporary impairments, which may occur if interest rates rise, is a quantitative and qualitative process that is subject to significant management judgment. For a sensitivity analysis of our exposure to certain market risk factors, see Item 7. MD&A – Enterprise Risk Management – Market Risk Management. Furthermore, our alternative investment portfolio includes investments for which changes in fair value are reported through operating income and are therefore subject to significant volatility.  In an economic downturn or declining market, the reduction in our investment income due to decreases in the fair value of alternative investments could have a material adverse effect on operating income.

Our investment portfolio is concentrated in certain segments of the economy. Our results of operations and financial condition have in the past been, and may in the future be, adversely affected by the degree of concentration in our investment portfolio. We have significant exposure in real estate and real estate-related securities, including residential mortgage-backed, commercial mortgage-backed and other asset-backed securities and commercial mortgage loans. We also have significant exposures to financial institutions and, in particular, to money center and global banks; certain industries, such as energy and utilities; U.S. state and local government issuers and authorities; and Euro Zone financial institutions, governments and corporations. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may adversely affect our investments to the extent they are concentrated in such segments. Our ability to sell assets concentrated in such areas may be limited.

Concentration of our insurance and other risk exposures may have adverse effects. We may be exposed to risks as a result of concentrations in our insurance policies, derivatives and other obligations that we undertake for customers and counterparties. We manage these concentration risks by monitoring the accumulation of our exposures to factors such as exposure type, industry, geographic region, counterparty and other factors. We also seek to use reinsurance, hedging and other arrangements to limit or offset exposures that exceed the limits we wish to retain. In certain circumstances, however, these risk management arrangements may not be available on acceptable terms or may prove to be ineffective for certain exposures. Also, our exposure for certain single risk coverages and other coverages may be so large that adverse experience compared to our expectations may have a material adverse effect on our consolidated results of operations or result in additional statutory capital requirements for our subsidiaries. Also see Item 7. MD&A – Business Segment Operations – Commercial Insurance – Business Strategy and – Commercial Insurance – Outlook – Industry and Economic Factors.

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

AIG | 2016 Form 10-K                            18

ITEM 1A |  Risk Factors

Reserves and Exposures

Insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses. We regularly review the adequacy of the established loss reserves and conduct extensive analyses of our reserves during the year. Our loss reserves, however, may develop adversely. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process, particularly for long-tail liability lines of business. These lines include, but are not limited to, general liability, commercial automobile liability, environmental, workers' compensation, excess casualty and crisis management coverages, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, errors and omissions, products liability, programs and specialty. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to more recently introduced product lines. In these cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Estimating reserves is further complicated by unexpected claims or unintended coverages that emerge due to changing conditions. These emerging issues may increase the size or number of claims beyond our underwriting intent and may not become apparent for many years after a policy is issued.

While we use a number of analytical reserve development techniques to project future loss development, reserves have been and may be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. For example, in the fourth quarters of 2016 and 2015, we recorded net charges of $5.6 billion and $3.6 billion, respectively, to strengthen our Property Casualty Insurance Companies' loss reserves, reflecting adverse development in classes of business with long reporting tails, primarily in casualty, U.S. financial lines and run-off lines. These changes in loss cost trends or loss development factors could be due to changes in actual versus expected claims and losses, difficulties in predicting changes, such as changes in inflation, unemployment duration, or other social or economic factors affecting claims, including the judicial environment. Any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time after we record the initial loss reserve estimates for any accident year or number of years. For a further discussion of our loss reserves, see Item 7. MD&A — Critical Accounting Estimates — Insurance Liabilities — Loss Reserves and Insurance Reserves — Loss Reserves and Note 13 to the Consolidated Financial Statements.

Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events. Events such as hurricanes, windstorms, flooding, earthquakes, wildfires, solar storms, acts of terrorism, explosions and fires, cyber-crimes, product defects, pandemic and other highly contagious diseases, mass torts and other catastrophes have adversely affected our business in the past and could do so in the future. In addition, we recognize the scientific consensus that climate change is a reality of increasing concern, indicated by higher concentrations of greenhouse gases, a warming atmosphere and ocean, diminished snow and ice, and sea level rise. We understand that climate change potentially poses a serious financial threat to society as a whole, with implications for the insurance industry in areas such as catastrophe risk perception, pricing and modeling assumptions. Because there is significant variability associated with the impacts of climate change, we cannot predict how physical, legal, regulatory and social responses may impact our business.

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

Catastrophic events are generally unpredictable.  Our exposure to catastrophes depends on various factors, including the frequency and severity of the catastrophes, the rate of inflation and the value and geographic or other concentrations of insured companies and individuals. Vendor models and proprietary assumptions and processes that we use to manage catastrophe exposure may prove to be ineffective due to incorrect assumptions or estimates.

In addition, legislative and regulatory initiatives and court decisions following major catastrophes could require us to pay the insured beyond the provisions of the original insurance policy and may prohibit the application of a deductible, resulting in inflated catastrophe claims.

For further details on potential catastrophic events, including a sensitivity analysis of our exposure to certain catastrophes, see Item 7. MD&A — Enterprise Risk Management — Insurance Risks.

AIG | 2016 Form 10-K                          19

ITEM 1A |  Risk Factors

Interest rate fluctuations, increased lapses and surrenders, declining investment returns and other events may require our subsidiaries to accelerate the amortization of deferred policy acquisition costs (DAC) and record additional liabilities for future policy benefits. We incur significant costs in connection with acquiring new and renewal insurance business. DAC represents deferred costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business. The recovery of these costs is generally dependent upon the future profitability of the related business, but DAC amortization varies based on the type of contract. For long-duration traditional business, DAC is generally amortized in proportion to premium revenue and varies with lapse experience.  Actual lapses in excess of expectations can result in an acceleration of DAC amortization.

DAC for investment-oriented products is generally amortized in proportion to estimated gross profits.  Estimated gross profits are affected by a number of assumptions, including current and expected interest rates, net investment income and spreads, net realized capital gains and losses, fees, surrender rates, mortality experience and equity market returns and volatility.  If actual and/or future estimated gross profits are less than originally expected, then the amortization of these costs would be accelerated in the period the actual experience is known and would result in a charge to income.  For example, if interest rates rise rapidly and significantly, customers with policies that have interest crediting rates below the current market may seek competing products with higher returns and we may experience an increase in surrenders and withdrawals of life and annuity contracts, resulting in a decrease in future profitability and an acceleration of the amortization of DAC.

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

Reinsurance may not be available or affordable and may not be adequate to protect us against losses. Our subsidiaries are major purchasers of reinsurance and we use reinsurance as part of our overall risk management strategy. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured under our policies, it does make the reinsurer liable to them for the reinsured portion of the risk. For this reason, reinsurance is an important tool to manage transaction and insurance line risk retention and to mitigate losses from catastrophes. Market conditions beyond our control determine the availability and cost of reinsurance. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. We may, at certain times, be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In the latter case, we would have to accept an increase in exposure to risk, reduce the amount of business written by our subsidiaries or seek alternatives in line with our risk limits.

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

Additionally, the use of reinsurance placed in the capital markets, such as through catastrophe bonds, may not provide the same levels of protection as traditional reinsurance transactions. Any disruption, volatility and uncertainty in the catastrophe bond market, such as following a major catastrophe event, may limit our ability to access such market on terms favorable to us or at all. Also, to the extent that we intend to use catastrophe bond transactions based on an industry loss index or other non-indemnity trigger rather than on actual losses incurred by us, we could be subject to residual risk. Our inability to obtain adequate reinsurance or other protection could have a material adverse effect on our business, results of operations and financial condition.

We currently have limited reinsurance coverage for terrorist attacks.  Further, the availability of private sector reinsurance for terrorism is limited. We rely heavily on the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA), which provides U.S. government risk assistance to the insurance industry to manage the exposure to terrorism incidents in the United States. TRIPRA was reauthorized in January 2015 and is scheduled to expire on December 31, 2020. Under TRIPRA, once our losses for certain acts of terrorism exceed a deductible equal to 20 percent of our commercial property and casualty insurance premiums for covered lines for the prior calendar year, the federal government will reimburse us for losses in excess of our deductible, starting at 85 percent of losses in 2015 (84 percent in 2016), and reducing by one percentage point each year, ending at 80 percent in 2020, up to a total industry program limit of $100 billion. TRIPRA does not cover losses in certain lines of business such as consumer property and

AIG | 2016 Form 10-K                            20

ITEM 1A |  Risk Factors

consumer casualty. We also rely on the government sponsored and government arranged terrorism reinsurance programs, including pools, in force in applicable non-U.S. jurisdictions.

For additional information on our reinsurance recoverable, see Item 7. MD&A — Enterprise Risk Management — Insurance Risks — Reinsurance Recoverable.

LIQUIDITY, CAPITAL AND CREDIT

AIG Parent’s ability to access funds from our subsidiaries is limited. As a holding company, AIG Parent depends on dividends, distributions and other payments from its subsidiaries to fund dividends on AIG Common Stock, to fund repurchases of AIG Common Stock and warrants and to make payments due on its obligations, including its outstanding debt. The majority of our investments are held by our regulated subsidiaries. Our subsidiaries may be limited in their ability to make dividend payments or other distributions, to AIG Parent in the future because of the need to support their own capital levels or because of regulatory limits or rating agency requirements. The inability of our subsidiaries to make payments, dividends or other distributions in an amount sufficient to enable AIG Parent to meet its cash requirements could have an adverse effect on our operations, and on our ability to pay dividends, repurchase AIG Common Stock and warrants or to meet our debt service obligations.

Our internal sources of liquidity may be insufficient to meet our needs. We need liquidity to pay our operating expenses, interest on our debt, maturing debt obligations and to meet capital needs of our subsidiaries. If our liquidity is insufficient to meet our needs, we may at the time need to have recourse to third-party financing, external capital markets or other sources of liquidity, which may not be available or could be prohibitively expensive. The availability and cost of any additional financing at any given time depends on a variety of factors, including general market conditions, the volume of trading activities, the overall availability of credit, regulatory actions and our credit ratings and credit capacity. It is also possible that, as a result of such recourse to external financing, customers, lenders or investors could develop a negative perception of our long- or short-term financial prospects. Disruptions, volatility and uncertainty in the financial markets, and downgrades in our credit ratings, may limit our ability to access external capital markets at times and on terms favorable to us to meet our capital and liquidity needs or prevent our accessing the external capital markets or other financing sources. For a further discussion of our liquidity, see Item 7. MD&A — Liquidity and Capital Resources.

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

Our subsidiaries may not be able to generate cash to meet their needs due to the illiquidity of some of their investments. Our subsidiaries have investments in certain securities that may be illiquid, including certain fixed income securities and certain structured securities, private company securities, investments in private equity funds and hedge funds, mortgage loans, finance receivables and real estate. Collectively, investments in these assets had a fair value of $58 billion at December 31, 2016. Adverse real estate and capital markets, and wider credit spreads, have in the past, and may in the future, materially adversely affect the liquidity of our other securities portfolios, including our residential and commercial mortgage‑related securities portfolios. In the event additional liquidity is required by one or more of our subsidiaries and AIG Parent is unable to provide it, it may be difficult for these subsidiaries to generate additional liquidity by selling, pledging or otherwise monetizing these less liquid investments.

A downgrade in the Insurer Financial Strength ratings of our insurance companies could limit their ability to write or prevent them from writing new business and retaining customers and business. Insurer Financial Strength (IFS) ratings are an important factor in establishing the competitive position of insurance companies. IFS ratings measure an insurance company’s ability to meet its obligations to contract holders and policyholders. High ratings help maintain public confidence in a company’s products, facilitate marketing of products and enhance its competitive position. Downgrades of the IFS ratings of our insurance companies could prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, or result in increased policy cancellations, lapses and surrenders, termination of assumed reinsurance contracts, or return of premiums. Under credit rating agency policies concerning the relationship between parent and subsidiary ratings, a downgrade in AIG Parent’s credit ratings could result in a downgrade of the IFS ratings of our insurance subsidiaries. Certain rating agencies recently negatively revised the outlook for our IFS ratings, primarily as a result of our reserve strengthening in the fourth quarter of 2016 and related concerns regarding our profitability outlook. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

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

AIG | 2016 Form 10-K                          21

ITEM 1A |  Risk Factors

This could adversely affect our business, our consolidated results of operations in a reporting period or our liquidity. In the event of further downgrades of two notches to our long-term senior debt ratings, AIG would be required to post additional collateral of $106 million, and certain of our counterparties would be permitted to elect early termination of contracts. Certain rating agencies recently negatively revised our credit ratings and ratings outlooks, primarily as a result of our reserve strengthening in the fourth quarter of 2016 and related concerns regarding our profitability outlook. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

Business and operations

Our restructuring initiatives may not yield our expected reductions in expenses and improvements in operational and organizational efficiency. We may not be able to fully realize the anticipated expense reductions and operational and organizational efficiency improvements we expect to result from our restructuring initiatives. Actual costs to implement these initiatives may exceed our estimates or we may be unable to fully implement these initiatives. The implementation of these initiatives may harm our relationships with customers or employees or our competitive position. The successful implementation of these initiatives has required us and will continue to require us to effect workforce reductions, business rationalizations, systems enhancements, business process outsourcing, business and asset dispositions and other actions, which depend on a number of factors, some of which are beyond our control. If we are unable to realize these anticipated expense reductions and efficiency improvements or if implementing these initiatives harms our relationships with customers or employees or our competitive position, our businesses and results of operations may be adversely affected.

Certain of our products have guarantees that may increase the volatility of our results.  We have offered variable annuity and life insurance products with features that guarantee a certain level of benefits, including guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB), and products with guaranteed interest crediting rates tied to an index. See Enterprise Risk Management – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Program for a discussion of market risk management related to these product features.

Differences between the change in fair value of GMWB embedded derivatives and the related hedging portfolio can be caused by extreme and unanticipated movements in the equity markets, interest rates and market volatility, policyholder behavior and our inability to purchase hedging instruments at prices consistent with the desired risk and return trade-off.  While we believe that our actions have reduced the risks related to guaranteed benefits and guaranteed interest crediting, our exposure may not be fully hedged. We may be liable if counterparties are unable or unwilling to pay, although the majority of our hedging derivative instruments are exchange-traded, exchange-cleared and/or highly collateralized. We also remain exposed to the risk that policyholder behavior and mortality may differ from our assumptions. Finally, while we believe the impact of downturns in equity markets, increased equity volatility or reduced interest rates would be mitigated by our economic hedging program, the occurrence of one or more of these events could result in an increase in the liabilities associated with the guaranteed benefits that is not fully offset by the hedging program, reducing our net income and shareholders’ equity. See Notes 5 and 14 to the Consolidated Financial Statements, Item 1 – Business – Regulation, and Item 7. MD&A – Critical Accounting Estimates for more information regarding these products.

Indemnity claims could be made against us in connection with divested businesses. We have provided financial guarantees and indemnities in connection with the businesses we have sold, as described in greater detail in Note 16 to the Consolidated Financial Statements.  While we do not currently believe that claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity. See Note 16 to the Consolidated Financial Statements for more information on these financial guarantees and indemnities.

Our foreign operations expose us to risks that may affect our operations. We provide insurance, investment and other financial products and services to both businesses and individuals in more than 80 countries and jurisdictions. A substantial portion of our business is conducted outside the United States, and we intend to continue to grow business in strategic markets. Operations outside the United States may be affected by regional economic downturns, changes in foreign currency exchange rates, political events or upheaval, nationalization and other restrictive government actions, which could also affect our other operations.

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

AIG | 2016 Form 10-K                            22

ITEM 1A |  Risk Factors

On June 23, 2016, the UK held a referendum in which a majority voted for the UK to withdraw its membership in the EU, commonly referred to as Brexit. The terms of withdrawal are subject to a formal two-year negotiation period which, as publicly stated by the UK Prime Minister, is expected to be initiated by the end of March 2017 by invoking Article 50 of the Treaty of the European Union. It is not clear at this stage (and may not be for some time) what form the UK’s future relationship with the remaining EU member states will take. We have significant operations and employees in the UK and other EU member states, including AIG Europe Ltd., which enjoys certain benefits based on the UK’s membership in the EU. In order to adapt to Brexit, we may be required to reorganize our operations and legal entity structure in the UK and the EU in a manner that could be less efficient and more expensive. Brexit has also affected the U.S. dollar/British pound exchange rate, increased the volatility of exchange rates among the Major Currencies, and created volatility in the financial markets, which may continue for some time.

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

If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could adversely affect our consolidated financial condition or results of operations. We use computer systems to store, retrieve, evaluate and use customer, employee, and company data and information. Some of these systems, in turn, rely upon third-party systems. Our business is highly dependent on our ability to access these systems to perform necessary business functions. These functions include providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a natural disaster, a computer virus, unauthorized access, a terrorist attack, cyber-attack or other disruption inside or outside the U.S., our systems may be inaccessible to our employees, customers or business partners for an extended period of time, and our employees may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems have in the past been, and may in the future be, subject to unauthorized access, such as physical or electronic break-ins or unauthorized tampering. Like other global companies, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. There is no assurance that our security measures will provide fully effective protection from such events.  AIG maintains cyber risk insurance, but this insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. In some cases, such unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations.

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

AIG | 2016 Form 10-K                          23

ITEM 1A |  Risk Factors

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

In connection with our restructuring and efficiency initiatives we are evaluating and enhancing systems and creating new systems and processes. Due to the complexity and interconnectedness of our systems and processes, these changes, as well as changes designed to update and enhance our protective measures to address new threats, increase the risk of a system or process failure or the creation of a gap in our security measures. Any such failure or gap could adversely affect our business operations and the advancement of our restructuring initiatives.

Business or asset acquisitions and dispositions may expose us to certain risks. The completion of any announced business or asset acquisition or disposition is subject to risks relating to the receipt of required regulatory approvals, the terms and conditions of regulatory approvals, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any announced business or asset acquisition or disposition will be completed as contemplated, or at all, or regarding the expected timing of the completion of the acquisition or disposition. Once we complete acquisitions or dispositions, there can be no assurance that we will realize the anticipated benefits of any transaction. For example, the integration of businesses we acquire may not be as successful as we anticipate. Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal and tax risks. Difficulties in integrating an acquired business may result in the acquired business performing differently than we expected or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition. In connection with a business or asset disposition, we may also hold a concentrated position in securities of the acquirer as part of the consideration, which subjects us to risks related to the price of equity securities and our ability to monetize such securities.

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

In the U.S., the RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Virtually every state has adopted, in substantial part, the RBC Model Law promulgated by the NAIC, which specifies the regulatory actions the insurance regulator may take if an insurer’s RBC calculations fall below specific thresholds. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC ratio to a mandatory regulatory takeover of the company. Regulators at the state, federal and international levels are also considering the imposition of additional group-wide capital requirements on certain insurance companies designated as systemically important, that may augment state-law RBC standards that apply at the legal entity level, and such capital calculations may be made on bases other than the statutory statements of our insurance subsidiaries. We cannot predict the effect these initiatives may have on our business, results of operations, cash flows and financial condition. See “Our status as a nonbank systemically important financial institution, as well as the enactment of Dodd-Frank, subjects us to substantial additional federal regulation, which may materially and adversely affect our businesses, results of operations and cash flows” and “Actions by foreign governments and regulators could subject us to substantial additional regulation”  below for additional information on increased capital requirements that may be imposed on us.

AIG | 2016 Form 10-K                            24

ITEM 1A |  Risk Factors

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

Our status as a nonbank systemically important financial institution, as well as the enactment of Dodd-Frank, subjects us to substantial additional federal regulation, which may materially and adversely affect our businesses, results of operations and cash flows. On July 21, 2010, Dodd-Frank, which effects comprehensive changes to the regulation of financial services in the United States, was signed into law. Dodd-Frank directs existing and newly created government agencies and bodies to promulgate regulations implementing the law, which is an ongoing process. However, in light of the recent change in administration in the United States, there is considerable uncertainty as to the future timing and extent of the federal regulation of nonbank systemically important financial institutions and even the appropriateness of federal regulation of them in general might be questioned.

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

See Item 1. Business – Regulation for further discussion of the details of these regulations as they apply to AIG and its businesses.

Actions by foreign governments and regulators could subject us to substantial additional regulation.   We cannot predict the impact laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our businesses, results of operations or cash flows.  It is possible such laws and regulations, the impact of our designation as a global systemically important insurer (G-SII), our status as an Internationally Active Insurance Group (IAIG) and certain initiatives by the FSB and the IAIS, including, but not limited to, the application of HLA capital and the ongoing development of an ICS, and implementation of Solvency II in the European Union, may significantly alter our business practices.  They may also limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs.  It is possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions including the United States.

For further details on these international regulations and their potential impact on AIG and its businesses, see Item 1. Business – Regulation — Other Regulatory Developments.

The USA PATRIOT Act, the Office of Foreign Assets Control regulations and similar laws and regulations that apply to us may expose us to significant penalties. The operations of our subsidiaries are subject to laws and regulations, including, in some cases, the USA PATRIOT Act of 2001, which require companies to know certain information about their clients and to monitor their transactions for suspicious activities. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations requiring U.S. persons to refrain from doing business, or allowing their clients to do business through them, with certain organizations or individuals on a prohibited list maintained by the U.S. government or with certain countries. The United Kingdom, the European Union and other jurisdictions maintain similar laws and regulations. Although we have instituted compliance programs to address these requirements, there are inherent risks in global transactions.

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

Our domestic Life Insurance Companies manage the capital impact of statutory reserve requirements under Regulation XXX and Guideline AXXX through reinsurance transactions, to maintain their ability to offer competitive pricing and successfully market such products. If regulations change with respect to our ability to manage the capital impact of certain statutory reserve requirements, our statutory reserve requirements could increase, or our ability to take reserve credit for reinsurance transactions could be reduced or eliminated. As a result, we could be required to increase prices on our products, raise capital to replace the reserve credit provided by

AIG | 2016 Form 10-K                          25

ITEM 1A |  Risk Factors

the reinsurance transactions or incur higher expenses to obtain reinsurance, each of which could adversely affect our competitive position, financial condition or results of operations. If our actions to efficiently manage the impact of Regulation XXX or Guideline AXXX on future sales of term and universal life insurance products are not successful, we may incur higher operating costs or our sales of these products may be affected. See Note 19 to the Consolidated Financial Statements for additional information on statutory reserving requirements under Regulation XXX and Guideline AXXX and our use of reinsurance.

New regulations may affect our businesses, results of operations, financial condition and ability to compete effectively. Legislators and regulators may periodically consider various proposals that may affect our business practices and product designs, how we sell or service certain products we offer, or the profitability of certain of our businesses. New regulations may even affect our ability to conduct certain businesses at all, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage and the size of financial institutions. These proposals could also impose additional taxes on a limited subset of financial institutions and insurance companies (either based on size, activities, geography, government support or other criteria). It is uncertain whether and how these and other such proposals would apply to us or our competitors or how they could impact our consolidated results of operations, financial condition and ability to compete effectively.

An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income. As of December 31, 2016, we had a U.S. federal net operating loss carryforward of approximately $34.6 billion and $4.9 billion in foreign tax credits (tax loss and credit carryforwards). Our ability to use these tax attributes to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur when the percentage of AIG Parent's ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax loss and credit carryforwards arising from an ownership change under Section 382 would depend on the value of our equity at the time of any ownership change.  If we were to experience an “ownership change”, it is possible that a significant portion of our tax loss and credit carryforwards could expire before we would be able to use them to offset future taxable income.

On March 9, 2011, our Board adopted our Tax Asset Protection Plan (the Plan) to help protect these tax loss and credit carryforwards, and on December 14, 2016, the Board adopted an amendment to the Plan, extending its expiration date to December 14, 2019. The Board intends to submit the amendment of the Plan to our shareholders for ratification at our 2017 Annual Meeting of Shareholders.  At our 2011 Annual Meeting of Shareholders, shareholders adopted a protective amendment to our Restated Certificate of Incorporation (Protective Amendment), which is designed to prevent certain transfers of AIG Common Stock that could result in an “ownership change” and currently expires on May 12, 2017.  The Board intends to submit to our shareholders for approval at our 2017 Annual Meeting of Shareholders an amendment to our Amended and Restated Certificate of Incorporation to adopt a successor to the Protective Amendment that contains substantially the same terms as the Protective Amendment but would expire on the third anniversary of the date of our 2017 Annual Meeting of Shareholders.

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

Changes in tax laws could increase our corporate taxes, reduce our deferred tax assets or make some of our products less attractive to consumers.    Changes in tax laws or their interpretation could negatively impact our business or results.   Some proposed changes could have the effect of increasing our effective tax rate by reducing deductions or increasing income inclusions, such as denying deductions for the purchase of foreign goods and services, possibly including reinsurance, or placing restrictions on interest expense.  Conversely, other changes, such as lowering the U.S. federal corporate tax rate discussed recently in the context of tax reform, could reduce the value of our deferred tax assets and reduce the value of our investments in tax-exempt securities.  In addition, changes in the way foreign taxes can be credited against U.S. taxes, the ways insurance companies calculate and deduct reserves for tax purposes, and impositions of new or changed premium, value added and other indirect taxes could increase our tax expense, thereby reducing earnings.

AIG | 2016 Form 10-K                            26

ITEM 1A |  Risk Factors

In addition to proposing to change the taxation of corporations in general and insurance companies in particular, the U.S. Government has considered proposals that could tax income earned by customers on certain life insurance and annuity products.  These changes could reduce demand in the U.S. for life insurance and annuity contracts, which would reduce our income due to lower sales of these products or potential increased surrenders of in-force business. Similarly, proposals that lower U.S. individual federal income tax rates or repeal the federal estate tax could also reduce demand in the U.S. for certain life insurance or annuity contracts.

It remains difficult to predict whether or when there will be any tax law changes having a material adverse effect on our financial condition or results of operations, as the impact of broad proposals on our business can vary substantially depending upon the specific changes made and how the changes are implemented by the authorities.

COMPETITION and employees

We face intense competition in each of our businesses. Our businesses operate in highly competitive environments, both domestically and overseas. Our principal competitors are other large multinational insurance organizations, as well as banks, investment banks and other nonbank financial institutions. The insurance industry in particular is highly competitive. Within the U.S., our Property Casualty Insurance Companies compete with other stock companies, specialty insurance organizations, mutual insurance companies and other underwriting organizations. Our Life Insurance Companies compete in the U.S. with life insurance companies and other participants in related financial services fields. Overseas, our subsidiaries compete for business with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies.

Reductions of our credit ratings or negative publicity may make it more difficult to compete to retain existing customers and to maintain our historical levels of business with existing customers and counterparties. General insurance and life insurance companies compete through a combination of risk acceptance criteria, product pricing, and terms and conditions. Retirement services companies compete through crediting rates and the issuance of guaranteed benefits. A decline in our position as to any one or more of these factors could adversely affect our profitability.

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

Third-party vendors we rely upon to provide certain business and administrative services on our behalf may not perform as anticipated, which could have an adverse effect on our business and results of operations. We have taken action to reduce coordination costs and take advantage of economies of scale by transitioning multiple functions and services to a small number of third-party providers. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If such third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition to a third-party provider, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), a loss of business and increased costs, or suffer other negative consequences, all of which may have a material adverse effect on our business and results of operations.

ESTIMATES AND ASSUMPTIONS

Estimates used in the preparation of financial statements and modeled results used in various areas of our business may differ materially from actual experience.  Our financial statements are prepared in conformity with U.S. Generally Accepted

AIG | 2016 Form 10-K                          27

ITEM 1A |  Risk Factors

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

Changes in our assumptions regarding the discount rate, expected rate of return, and expected compensation for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability.  We determine our pension and other postretirement benefit plan costs based on assumed discount rates, expected rates of return on plan assets, expected increases in compensation levels and trends in health care costs. Changes in these assumptions, including from the impact of a sustained low interest rate environment or rapidly rising interest rates, may result in increased expenses and reduce our profitability. See Note 21 to the Consolidated Financial Statements for further details on our pension and postretirement benefit plans.

AIG | 2016 Form 10-K                            28

ITEM 1B | Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2 | Properties

We operate from approximately 180 offices in the United States and approximately 500 offices in over 70 foreign countries. The following offices are located in buildings in the United States owned by us:

Property Casualty Insurance Companies: • Stevens Point, Wisconsin	Life Insurance Companies: • Amarillo and Houston, Texas
Other Operations: • 175 Water Street in New York, New York • Livingston, New Jersey • Stowe, Vermont • Ft. Worth, Texas

In addition, our Property Casualty Insurance Companies own offices in approximately 20 foreign countries and jurisdictions including Argentina, Bermuda, Colombia, Ecuador, Japan, Mexico, the UK and Venezuela.  The remainder of the office space we use is leased.  We believe that our leases and properties are sufficient for our current purposes.

LOCATIONS OF CERTAIN ASSETS

As of December 31, 2016, approximately 11 percent of our consolidated assets were located outside the U.S. and Canada, including $532 million of cash and securities on deposit with regulatory authorities in those locations. See Note 3 to the Consolidated Financial Statements for additional geographic information. See Note 6 to the Consolidated Financial Statements for total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities.

Operations outside the U.S. and Canada and assets held abroad may be adversely affected by political developments in foreign countries, including tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon us vary from country to country and cannot be predicted. If expropriation or nationalization does occur, our policy is to take all appropriate measures to seek recovery of any affected assets. Certain of the countries in which our business is conducted have currency restrictions that generally cause a delay in a company’s ability to repatriate assets and profits. See Item 1A. Risk Factors — Business and Operations for additional information.

ITEM 3 | Legal Proceedings

For a discussion of legal proceedings, see Note 16 — Contingencies, Commitments and Guarantees to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4 | Mine Safety Disclosures

Not applicable.

AIG | 2016 Form 10-K                          29

ITEM 5 |  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Part II

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AIG’s common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG), as well as on the Tokyo Stock Exchange. There were approximately 27,306 stockholders of record of AIG Common Stock as of February 13, 2017.

The following table presents high and low closing sale prices of AIG Common Stock on the New York Stock Exchange Composite Tape for each quarter of 2016 and 2015, and the dividends declared per share during those periods:

	2016			2015
	High	Low	Dividends	High	Low	Dividends
First quarter	$60.64	$50.20	$0.320	$56.42	$48.87	$0.125
Second quarter	58.32	48.79	0.320	63.32	54.81	0.125
Third quarter	59.86	51.21	0.320	64.54	55.66	0.280
Fourth quarter	66.70	57.38	0.320	64.12	56.92	0.280

Dividends

On February 14, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2017 to shareholders of record on March 15, 2017.

Any dividend payment must be approved by AIG’s Board of Directors. In determining whether to pay any dividend, our Board of Directors may consider AIG’s financial position, the performance of our businesses, our consolidated financial condition, results of operations, capital and liquidity positions and risk profile, our expectations for capital generation and utilization, the existence of investment opportunities, and other factors. AIG may become subject to restrictions on the payment of dividends and purchases of AIG Common Stock as a nonbank SIFI and a G-SII.

For a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries, see Item 1A. Risk Factors — Liquidity, Capital and Credit — AIG Parent’s ability to access funds from our subsidiaries is limited, and Note 19 to the Consolidated Financial Statements.

Equity Compensation Plans

Our table of equity compensation plans will be included in a Form 10-K/A that will be filed with the SEC no later than 120 days after the end of AIG’s fiscal year.

AIG | 2016 Form 10-K                             30

ITEM 5 |  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Purchases of Equity Securities

The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended December 31, 2016:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
October 1 – 31	14,461,712	$59.89	14,461,712	$1,674
November 1 – 30	19,996,425	61.65	19,996,425	3,396
December 1 – 31	13,109,645	65.24	13,109,645	2,496
Total	47,567,782	$62.10	47,567,782	$2,496

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On November 2, 2016, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $3.0 billion.

During the three-month period ended December 31, 2016, we repurchased approximately 48 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $3.0 billion.  Under Exchange Act Rule 10b5-1 plans, from January 1 to February 14, 2017, we repurchased approximately 18 million shares of AIG Common Stock for an aggregate purchase price of approximately $1.2 billion.

On February 14, 2017, our Board of Directors authorized an additional increase to the repurchase authorization of AIG Common Stock of $3.5 billion, resulting in a remaining authorization on such date of approximately $4.7 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

See Note 17 to the Consolidated Financial Statements for additional information on our share purchases.

AIG | 2016 Form 10-K                          31

ITEM 5 |  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance Graph

The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2011 to December 31, 2016) with the cumulative total return of the S&P’s 500 stock index (which includes AIG), the S&P Property and Casualty Insurance Index (S&P P&C Index) and the S&P Life and Health Insurance Index (S&P L&H Index).

The Performance Graph also compares the cumulative total shareholder return on AIG Common Stock to the return of a group of companies (the Former Peer Group) consisting of 14 insurance companies to which we compared our business and operations in our Annual Report on Form 10-K for the year ended December 31, 2015:

• AEGON, N.V.	• Lincoln National Corporation
• Aflac Incorporated	• MetLife, Inc.
• Allianz Group	• Principal Financial Group, Inc.
• AXA Group	• Prudential Financial, Inc.
• Chubb Limited	• The Travelers Companies, Inc.
• CNA Financial Corporation	• XL Capital Ltd.
• The Hartford Financial Services Group, Inc.	• Zurich Insurance Group

We believe using the S&P P&C Index and the S&P L&H Index is more comparable to our overall business and operations.

Value of $100 Invested on December 31, 2011

(All $ as of December 31st)

Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

	As of December 31,
	2011	2012	2013	2014	2015	2016
AIG	$100.00	$152.16	$220.93	$244.66	$274.44	$295.72
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
S&P 500 Property & Casualty Insurance Index	100.00	120.11	166.10	192.25	210.57	243.65
S&P 500 Life & Health Insurance	100.00	114.59	187.33	190.98	178.93	223.41
Former Peer Group	100.00	128.41	190.86	193.12	202.37	222.68

AIG | 2016 Form 10-K                             32

ITEM 6 |  Selected Financial Data

ITEM 6 | Selected Financial Data

The Selected Consolidated Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
(in millions, except per share data)	2016	2015	2014	2013	2012
Revenues:
Premiums	$34,393	$36,655	$37,254	$37,499	$38,189
Policy fees	2,732	2,755	2,615	2,340	2,192
Net investment income	14,065	14,053	16,079	15,810	20,343
Net realized capital gains (losses)	(1,944)	776	739	1,939	1,087
Aircraft leasing revenue	-	-	1,602	4,420	4,504
Other income	3,121	4,088	6,117	6,866	4,899
Total revenues	52,367	58,327	64,406	68,874	71,214
Benefits, losses and expenses:
Policyholder benefits and losses incurred	32,437	31,345	28,281	29,503	32,036
Interest credited to policyholder account balances	3,705	3,731	3,768	3,892	4,340
Amortization of deferred policy acquisition costs	4,521	5,236	5,330	5,157	5,709
General operating and other expenses	10,989	12,686	13,138	13,564	13,013
Interest expense	1,260	1,281	1,718	2,142	2,319
Aircraft leasing expenses	-	-	1,585	4,549	4,138
Net loss on extinguishment of debt	74	756	2,282	651	32
Net (gain) loss on sale of properties and divested businesses	(545)	11	(2,197)	48	6,736
Total benefits, losses and expenses	52,441	55,046	53,905	59,506	68,323
Income (loss) from continuing operations before income taxes	(74)	3,281	10,501	9,368	2,891
Income tax expense (benefit)	185	1,059	2,927	360	(808)
Income (loss) from continuing operations	(259)	2,222	7,574	9,008	3,699
Income (loss) from discontinued operations, net of taxes	(90)	-	(50)	84	1
Net income (loss)	(349)	2,222	7,524	9,092	3,700
Net income (loss) from continuing operations attributable
to noncontrolling interests	500	26	(5)	7	262
Net income (loss) attributable to AIG	(849)	2,196	7,529	9,085	3,438
Income (loss) per common share attributable to AIG
common shareholders
Basic
Income (loss) from continuing operations	(0.70)	1.69	5.31	6.11	2.04
Income (loss) from discontinued operations	(0.08)	-	(0.04)	0.05	-
Net income (loss) attributable to AIG	(0.78)	1.69	5.27	6.16	2.04
Diluted
Income (loss) from continuing operations	(0.70)	1.65	5.24	6.08	2.04
Income (loss) from discontinued operations	(0.08)	-	(0.04)	0.05	-
Net income (loss) attributable to AIG	(0.78)	1.65	5.20	6.13	2.04
Dividends declared per common share	1.28	0.81	0.50	0.20	-

AIG | 2016 Form 10-K                          33

ITEM 6 |  Selected Financial Data

Year-end balance sheet data:
Total investments	328,175	338,354	355,766	356,428	375,824
Total assets	498,264	496,842	515,500	541,221	548,451
Long-term debt(a)	30,912	29,249	31,136	41,585	48,318
Total liabilities(a)	421,406	406,632	408,228	440,110	449,448
Total AIG shareholders' equity	76,300	89,658	106,898	100,470	98,002
Total equity	76,858	90,210	107,272	101,081	98,669
Book value per common share	76.66	75.10	77.69	68.62	66.38
Book value per common share, excluding Accumulated other
comprehensive income (loss)(b)	73.41	72.97	69.98	64.28	57.87
Adjusted book value per common share(b)	58.57	58.94	58.23	52.12	45.30
Adjusted book value per common share, including
dividend growth(b)	$59.79	$59.26	$58.23	$52.12	$45.30
ROE	(1.0)%	2.2%	7.1%	9.2%	3.4%
Adjusted ROE(b)	0.6	3.7	8.8	9.0	8.9

	Years Ended December 31,
(in millions, except per share data)	2016	2015	2014	2013	2012
Other data (pre-tax, from continuing operations):
Catastrophe-related losses(c)	$1,330	$731	$728	$787	$2,652
Prior year unfavorable development	5,788	4,119	703	557	421
Other-than-temporary impairments	559	671	247	232	1,050
Adjustment to federal deferred tax valuation allowance	$83	$110	$(181)	$(3,165)	$(1,907)

(a) Long-term debt and total liabilities include debt issuance costs of $88 million, $101 million, $81 million, $108 million, and $182 million at December 31, 2016, 2015, 2014, 2013, and 2012, respectively. See Note 2 to the Consolidated Financial Statements.

(b)  Book value per common share excluding Accumulated other comprehensive income (loss) (AOCI), Book value per common share excluding AOCI and DTA (Adjusted book value per common share), Adjusted book value per common share, including dividend growth, and return on equity – after-tax operating income excluding AOCI and DTA (Adjusted return on equity) are non-GAAP financial measures and the reconciliations to the relevant GAAP financial measures are below.  See Item 7. MD&A — Use of Non‑GAAP Measures for additional information.

(c) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Items Affecting Comparability Between Periods

The following are significant developments that affected multiple periods and financial statement captions.

Asset Dispositions in 2014, 2015 and 2016

We completed the sale of International Lease Finance Corporation (ILFC) on May 14, 2014, and in 2015 we sold all of our ordinary shares of AerCap Holdings N.V. (AerCap) received as part of the consideration for the sale of ILFC, as further discussed in Note 1 to the Consolidated Financial Statements. We also executed multiple asset dispositions in 2016. See Item 7. MD&A — Executive Summary for further discussion.

AIG | 2016 Form 10-K                            34

ITEM 6 |  Selected Financial Data

Reconciliation of Non-GAAP measures included in Selected Financial Data

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI, Book value per common share, excluding AOCI and DTA (Adjusted book value per common share), and Adjusted book value per common share, including dividend growth, which are non-GAAP measures. See Item 7. MD&A — Use of Non‑GAAP Measures for additional information.

	At December 31,
(in millions, except per share data)	2016	2015	2014	2013	2012
Total AIG shareholders' equity	$76,300	$89,658	$106,898	$100,470	$98,002
Accumulated other comprehensive income	3,230	2,537	10,617	6,360	12,574
Total AIG shareholders' equity, excluding AOCI	73,070	87,121	96,281	94,110	85,428

Deferred tax assets	14,770	16,751	16,158	17,797	18,549
Adjusted shareholders' equity	58,300	70,370	80,123	76,313	66,879

Add: Cumulative quarterly common stock dividends
above $0.125 per share*	1,216	378	-	-	-
Adjusted shareholders' equity, including
dividend growth	$59,516	$70,748	$80,123	$76,313	$66,879
Total common shares outstanding	995,335,841	1,193,916,617	1,375,926,971	1,464,063,323	1,476,321,935
Book value per common share	$76.66	$75.10	$77.69	$68.62	$66.38
Book value per common share, excluding AOCI	73.41	72.97	69.98	64.28	57.87
Adjusted book value per common share	58.57	58.94	58.23	52.12	45.30
Adjusted book value per common share,
including dividend growth	$59.79	$59.26	$58.23	$52.12	$45.30

*   Prior to the third quarter of 2015, dividends per share were $0.125.

The following table presents a reconciliation of Return on equity to Adjusted Return on equity, which is a non-GAAP measure.  See Item 7. MD&A — Use of Non‑GAAP Measures for additional information.

Years Ended December 31,
(dollars in millions)	2016	2015	2014	2013	2012
Net income (loss) attributable to AIG	$(849)	$2,196	$7,529	$9,085	$3,438
After-tax operating income attributable to AIG	406	2,872	6,941	6,449	6,501
Average AIG Shareholders' equity	86,617	101,558	105,589	98,850	101,873
Average AOCI	5,722	7,598	9,781	8,865	9,718
Average AIG Shareholders' equity, excluding average AOCI	80,895	93,960	95,808	89,985	92,155
Average DTA	15,905	15,803	16,611	18,150	19,250
Average adjusted Shareholders' equity	$64,990	$78,157	$79,197	$71,835	$72,905
ROE	(1.0)%	2.2%	7.1%	9.2%	3.4%
Adjusted Return on Equity	0.6	3.7	8.8	9.0	8.9

AIG | 2016 Form 10-K                          35

ITEM 7 | Management’s  Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K (Annual Report) and other publicly available documents may include, and officers and representatives of American International Group, Inc. (AIG) may from time to time make, projections, goals, assumptions and statements that may constitute “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as "will," “believe,” “anticipate,” “expect,” “intend,” “plan,” “focused on achieving,” “view,” “target,” "goal" or “estimate.” These projections, goals, assumptions and statements may address, among other things, our:

•     exposures to subprime mortgages, monoline insurers, the residential and commercial real estate markets, state and municipal bond issuers, sovereign bond issuers, the energy sector and currency exchange rates;

•     exposure to European governments and European financial institutions;

•     strategy for risk management;

•     actual and anticipated sales of businesses or asset divestitures or monetizations;

•     restructuring of business operations, including anticipated restructuring charges and annual cost savings;

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

•     segments’ revenues and combined ratios.

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

•     our ability to successfully manage Legacy portfolios;

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

•     judgments concerning estimated restructuring charges and estimated cost savings; and

•     such other factors discussed in:

–   Part I, Item 1A. Risk Factors of this Annual Report; and

–   this Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG | 2016 Form 10-K                            36

ITEM 7 | Index to Item 7

Throughout the MD&A, we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

We have incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report to assist readers seeking additional information related to a particular subject.

AIG | 2016 Form 10-K                          37

ITEM 7 | Use of Non-GAAP Measures

Use of Non-GAAP Measures

In Item 1. Business, Item 6. Selected Financial Data and throughout this MD&A, we present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. Some of the measurements we use are “non‑GAAP financial measures” under SEC rules and regulations. GAAP is the acronym for “accounting principles generally accepted in the United States.” The non‑GAAP financial measures we present may not be comparable to similarly‑named measures reported by other companies.

Book Value Per Common Share Excluding Accumulated Other Comprehensive Income (AOCI), Book Value Per Common Share Excluding AOCI and Deferred Tax Assets (DTA) (Adjusted Book Value Per Common Share) and Adjusted Book Value Per Common Share Including Dividend Growth are used to show the amount of our net worth on a per-share basis. We believe these measures are useful to investors because they eliminate items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. These measures also eliminate the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in these book value per common share metrics. Book Value Per Common Share Excluding AOCI, is derived by dividing total AIG shareholders’ equity, excluding AOCI, by total common shares outstanding. Adjusted Book Value Per Common Share is derived by dividing total AIG shareholders’ equity, excluding AOCI and DTA (Adjusted Shareholders’ Equity), by total common shares outstanding. Adjusted Book Value Per Common Share including dividend growth is derived by dividing Adjusted Shareholders’ Equity, including growth in quarterly dividends above $0.125 per share to shareholders, by total common shares outstanding.  The reconciliation to book value per common share, the most comparable GAAP measure, is presented in Item 6. Selected Financial Data.

Return on Equity – After-tax Operating Income Excluding AOCI and DTA (Adjusted Return on Equity) is used to show the rate of return on shareholders’ equity. We believe this measure is useful to investors because it eliminates items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in Adjusted Return on Equity. Adjusted Return on Equity is derived by dividing actual or annualized after-tax operating income attributable to AIG by average Adjusted Shareholders’ Equity. The reconciliation to return on equity, the most comparable GAAP measure, is presented in Item 6. Selected Financial Data.

After-tax operating income attributable to AIG is derived by excluding the tax effected pre-tax operating income (PTOI) adjustments described below and the following tax items from net income attributable to AIG.

•       deferred income tax valuation allowance releases and charges; and

•       uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance.

General operating expenses, operating basis is derived by making the following adjustments to general operating and other expenses: include (i) certain loss adjustment expenses, reported as policyholder benefits and losses incurred and (ii) certain investment and other expenses reported as net investment income, and exclude (i) advisory fee expenses, (ii) non-deferrable insurance commissions, (iii) direct marketing and acquisition expenses, net of deferrals, (iv) non-operating litigation reserves and (v) other expense related to an asbestos retroactive reinsurance agreement. We use general operating expenses, operating basis, because we believe it provides a more meaningful indication of our ordinary course of business operating costs, regardless of within which financial statement line item these expenses are reported externally within our segment results. The majority of these expenses are employee-related costs.  For example, other acquisition and loss adjustment expenses primarily represent employee-related costs in the underwriting and claims functions, respectively.  Excluded from this measure are non-operating expenses (such as restructuring costs and litigation reserves), direct marketing expenses, insurance company assessments and non-deferrable commissions.

We use the following operating performance measures because we believe they enhance the understanding of the underlying profitability of continuing operations and trends of our business segments. We believe they also allow for more meaningful

AIG | 2016 Form 10-K                            38

ITEM 7 | Use of Non-GAAP Measures

comparisons with our insurance competitors. When we use these measures, reconciliations to the most comparable GAAP measure are provided on a consolidated basis in the Results of Operations section of this MD&A.

Operating revenues exclude Net realized capital gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes). Operating revenues are a GAAP measure for our operating segments.

Pre-tax operating income is derived by excluding the following items from income from continuing operations before income tax. This definition is consistent across our modules (including geography). These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and measures that we believe to be common to the industry. PTOI is a GAAP measure for our operating segments.

•       changes in fair value of securities used to hedge guaranteed living benefits;

•       changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and sales inducement assets (SIA) related to net realized capital gains and losses;

•       other income and expense — net, related to Legacy Portfolio run-off insurance lines;

•       loss (gain) on extinguishment of debt;

•       net realized capital gains and losses;

•       non‑qualifying derivative hedging activities, excluding net realized capital gains and losses;

•       income or loss from discontinued operations;

•       net loss reserve discount benefit (charge)

•       pension expense related to a one-time lump sum payment to former employees;

•       income and loss from divested businesses;

•       non-operating litigation reserves and settlements;

•       reserve development related to non-operating run-off insurance business; and

•       restructuring and other costs related to initiatives designed to reduce operating expenses, improve efficiency and simplify our organization.

•       Commercial Insurance: Liability and Financial Lines, Property and Special Risks; Consumer Insurance: Personal Insurance

–   Ratios: We, along with most property and casualty insurance companies, use the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. These ratios are relative measurements that describe, for every $100 of net premiums earned, the amount of losses and loss adjustment expenses (which for Commercial Insurance excludes net loss reserve discount), and the amount of other underwriting expenses that would be incurred. A combined ratio of less than 100 indicates underwriting income and a combined ratio of over 100 indicates an underwriting loss. Our ratios are calculated using the relevant segment information calculated under GAAP, and thus may not be comparable to similar ratios calculated for regulatory reporting purposes. The underwriting environment varies across countries and products, as does the degree of litigation activity, all of which affect such ratios. In addition, investment returns, local taxes, cost of capital, regulation, product type and competition can have an effect on pricing and consequently on profitability as reflected in underwriting income and associated ratios.

–   Accident year loss and combined ratios, as adjusted: both the accident year loss and combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural catastrophe losses are generally weather or seismic events having a net impact in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold. We believe the as adjusted ratios are meaningful measures of our underwriting results on an on-going basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.

•       Consumer Insurance: Individual Retirement, Group Retirement, and Life Insurance; Other Operations: Institutional Markets

–   Premiums and deposits: includes direct and assumed amounts received and earned on traditional life insurance policies, group benefit policies and life‑contingent payout annuities, as well as deposits received on universal life, investment‑type annuity contracts and mutual funds.

Results from discontinued operations are excluded from all of these measures.

AIG | 2016 Form 10-K                          39

ITEM 7 | Critical Accounting Estimates

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment.

The accounting policies that we believe are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:

•          loss reserves;

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

•          liability for legal contingencies;

•          fair value measurements of certain financial assets and liabilities; and

•          income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax assets.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

Insurance Liabilities

Loss Reserves

The estimate of the loss reserves relies on several key judgments:

•       the determination of the actuarial models used as the basis for these estimates;

•       the relative weights given to these models by product line;

•       the underlying assumptions used in these models; and

•       the determination of the appropriate groupings of similar product lines and, in some cases, the groupings of dissimilar losses within a product line.

We use numerous assumptions in determining the best estimate of reserves for each line of business. The importance of any specific assumption can vary by both line of business and accident year. Because actual experience can differ from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves. This is particularly true for long-tail casualty classes of business.

All of our methods to calculate net reserves include assumptions about estimated reinsurance recoveries and their collectability. Reinsurance collectability is evaluated independently of the reserving process and appropriate allowances for uncollectible reinsurance are established.

AIG | 2016 Form 10-K                            40

ITEM 7 | Critical Accounting Estimates

Overview of Loss Reserving Process and Methods

Our loss reserves can generally be categorized into two distinct groups. Short-tail reserves consists principally of U.S. and Europe Property and Special Risks, and U.S., Europe and Japan Personal Insurance. Long-tail reserves include U.S. Workers’ Compensation, U.S. Excess Casualty, U.S. Other Casualty, U.S. Financial Lines, Europe Casualty and Financial Lines, and U.S. Run-off Long Tail Insurance Lines.

Short-Tail Reserves

For our short-tail coverages, such as property, where the nature of claims is generally high frequency but with short reporting periods, with volatility arising from occasional severe events, the process for recording non-catastrophe quarterly loss reserves is geared toward maintaining IBNR based on percentages of net earned premiums for that business, rather than projecting ultimate loss ratios based on reported losses. For example, the IBNR reserve required for the latest accident quarter for a product line of property business such as Personal Lines automobile might be approximately 20 percent of the quarter’s earned premiums. This level of reserve would generally be recorded regardless of the actual losses reported in the current quarter, thus allowing the recognition of severe events as they occur. The percent of premium factor reflects both our expectation of the ultimate loss costs associated with the line of business and the expectation of the percentage of ultimate loss costs that have not yet been reported.  The expected ultimate loss costs generally reflect the average loss costs from a period of preceding accident quarters that have been adjusted for changes in rate and loss cost levels, mix of business, known exposure to unreported losses, or other factors affecting the particular line of business. The expected percentage of ultimate loss costs that have not yet been reported would be derived from historical loss emergence patterns. For more mature quarters, loss development methods would be used to determine the IBNR. For other product lines where the nature of claims is high frequency but low severity, methods including loss development, frequency/severity or a multiple of average monthly losses may be used to determine IBNR reserves. IBNR for claims arising from catastrophic events or events of unusual severity would be determined in close collaboration with the claims department’s knowledge of known information, using alternative techniques or expected percentages of ultimate loss cost emergence based on historical loss emergence of similar claim types.

Long-Tail Reserves

Estimation of ultimate net losses and loss adjustment expenses (net losses) for our long-tail casualty lines of business is a complex process and depends on a number of factors, including the product line and volume of business, as well as estimates of the reinsurance recoverable. Experience in the more recent accident years generally provides limited statistical credibility of reported net losses on long-tail casualty lines of business. That is because in the more recent accident years, a relatively low proportion of estimated ultimate net incurred losses are reported or paid. Therefore, IBNR reserves constitute a relatively high proportion of net losses.

For our longer-tail lines, we generally make actuarial and other assumptions with respect to the following:

•           Loss cost trend factors are used to establish expected loss ratios for subsequent accident years based on the projected loss ratios for prior accident years.

•           Expected loss ratios are used for the latest accident year (i.e., accident year 2016 for the year-end 2016 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss cost trend and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity lines of business such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

•           Loss development factors are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.

•           Tail Factors are development factors used for certain longer tailed lines of business (for example, excess casualty, workers’ compensation and general liability),to project future loss development for periods that extend beyond the available development data.  The development of losses to the ultimate loss for a given accident year for these lines may take decades and the projection of ultimate losses for an accident year is very sensitive to the tail factors selected beyond a certain age.

AIG | 2016 Form 10-K                          41

ITEM 7 | Critical Accounting Estimates

We record quarterly changes in loss reserves for each product line of business. The overall change in our loss reserves is based on the sum of the changes for all product lines of business. For most long-tail product lines of business, the quarterly loss reserve changes are based on the estimated current loss ratio for each subset of coverage less any amounts paid. Also, any change in estimated ultimate losses from prior accident years deemed to be necessary based on the results of our latest detailed valuation reviews, large loss analyses, or other analytical techniques, either positive or negative, is reflected in the loss reserve for the current quarter. Differences between actual loss emergence in a given period and our expectations based on prior loss reserve estimates are used to monitor reserve adequacy between detailed valuation reviews and may also influence our judgment with respect to adjusting reserve estimates.

Details of the Loss Reserving Process

The process of determining the current loss ratio for each product line of business is based on a variety of factors. These include considerations such as: prior accident year and policy year loss ratios; rate changes; and changes in coverage, reinsurance, or mix of business. Other considerations include actual and anticipated changes in external factors such as trends in loss costs, real gross domestic product (GDP) growth, inflation, employment rates or unemployment duration, stock market volatility, corporate bond spreads, or in the legal and claims environment. The current loss ratio for each product line of business is intended to represent our best estimate after reflecting all of the relevant factors. At the close of each quarter, the assumptions and data underlying the loss ratios are reviewed to determine whether the loss ratios remain appropriate. This process includes a review of the actual loss experience in the quarter, actual rate changes achieved, actual changes in reinsurance, quantifiable changes in coverage or mix of business, and changes in other factors that may affect the loss ratio. When this review suggests that the previously determined loss ratio is no longer appropriate, the loss ratio is changed to reflect the revised estimates.

We conduct a comprehensive loss detailed valuation review at least annually for each product line of business in accordance with Actuarial Standards of Practice. These standards provide that the unpaid loss estimate may be presented in a variety of ways, such as a point estimate, a range of estimates, a point estimate based on the expected value of several reasonable estimates, or a probability distribution of the unpaid loss amount. Our actuarial central estimate for each product line of business represents an expected value generally considering a range of reasonably possible outcomes.

The reserve analysis for each product line of business is performed by a credentialed actuarial team in collaboration with claims, underwriting, business unit management, risk management and senior management. Our actuaries consider the ongoing applicability of prior data groupings and update numerous assumptions, including the analysis and selection of loss development and loss trend factors. They also determine and select the most appropriate actuarial or other methods used to estimate reserve adequacy for each business product line, and may employ multiple methods and assumptions for each product line. These data groupings, accident year weights, method selections and assumptions necessarily change over time as business mix changes, development factors mature and become more credible and loss characteristics evolve. In the course of these detailed valuation reviews an actuarial best estimate of the loss reserve is determined. The sum of these estimates for each product line of business yields an overall actuarial best estimate for that line of business.

We develop explicit ranges of reasonable estimates around the actuarial best estimate for certain product lines using multiple methodologies and varying assumptions. Where we have ranges, we use them to inform our selection of best estimates of loss reserves by major product line of business. Our range of reasonable estimates is not intended to cover all possibilities or extreme values and is based on known data and facts at the time of estimation.

We consult with third party environmental litigation and engineering specialists, third party toxic tort claims professionals, third party clinical and public health specialists, third party workers’ compensation claims adjusters and third party actuarial advisors to help inform our judgments, as needed.

A critical component of our detailed valuation reviews is a peer review of our reserving analyses and conclusions, where actuaries independent of the initial review evaluate the reasonableness of assumptions used, methods selected and weightings given to different methods.  In addition, each detailed valuation review is subjected to a review and challenge process by specialists in our Enterprise Risk Management group.

AIG | 2016 Form 10-K                            42

ITEM 7 | Critical Accounting Estimates

We consider key factors in performing detailed actuarial reviews, including:

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

•           changes in claims handling philosophy, operating model, processes and related ongoing enhancements;

•           third-party claims reviews that are periodically performed for key product lines such as toxic tort, environmental and other complex casualty;

•           third-party actuarial reviews that are periodically performed for key product lines of business;

•           input from underwriters on pricing, terms, and conditions and market trends; and

•           changes in our reinsurance program, pricing and commutations.

Actuarial and Other Methods for Major Lines of Business

Our actuaries determine the most appropriate actuarial methods and segmentation. This determination is based on a variety of factors including the nature of the losses associated with the product line of business, such as the frequency or severity of the claims. In addition to determining the actuarial methods, the actuaries determine the appropriate loss reserve groupings of data. This determination is a judgmental, dynamic process and refinements to the groupings are made every year. The changes to groupings may be driven by and may change to reflect observed or emerging patterns within and across product lines, or to differentiate different risk characteristics (for example, size of deductibles and extent of third party claims specialists used by our insureds). As an example of reserve segmentation, we write many unique subsets of professional liability. For pricing or other purposes, it is appropriate to evaluate the profitability of each subset individually. However, for purposes of estimating the liability for loss reserves and loss adjustment expenses for many product lines of business, we believe it is appropriate to combine the subsets into larger groups to produce a greater degree of credibility in the loss experience. This determination of data segmentation and related actuarial methods is assessed, reviewed and updated at least annually.

The actuarial methods we use most commonly include paid and incurred loss development methods, expected loss ratio methods, including “Bornhuetter Ferguson” and “Cape Cod”, and frequency/severity models. Loss development methods utilize the actual loss development patterns from prior accident years updated through the current year to project the reported losses to an ultimate basis for all accident years. We also use this information to update our current accident year loss selections. Loss development methods are generally most appropriate for classes of business that exhibit a stable pattern of loss development from one accident year to the next, and for which the components of the product line have similar development characteristics. For example, property exposures would generally not be combined into the same product line as casualty exposures, and primary casualty exposures would generally not be combined into the same product line as excess casualty exposures. We continually refine our loss reserving techniques for the domestic primary casualty product line of business and adopt further segmentations based on our analysis of differing emerging loss patterns for certain product lines. We generally use expected loss ratio methods in cases where the reported loss data lacked sufficient credibility to utilize loss development methods, such as for new product lines of business or for long-tail product lines at early stages of loss development.  Frequency/severity models may be used where sufficient frequency counts are available to apply such approaches.

Expected loss ratio methods rely on the application of an expected loss ratio to the earned premium for the product line of business to determine the liability for loss reserves and loss adjustment expenses. For example, an expected loss ratio of 70 percent applied to an earned premium base of $10 million for a product line of business would generate an ultimate loss estimate of $7 million. Subtracting any paid losses and loss adjustment expenses would result in the indicated loss reserve for this product line. Under the Bornhuetter Ferguson methods, the expected loss ratio is applied only to the expected unreported portion of the losses. For example, for a long-tail product line of business for which only 10 percent of the losses are expected to be reported at the end of the accident year, the expected loss ratio would be used to represent the 90 percent of losses still unreported. The actual reported losses at the end of the accident year would be added to determine the total ultimate loss estimate for the accident year. Subtracting the reported paid losses and loss adjustment expenses would result in the indicated loss reserve. In the example above, the expected loss ratio of 70 percent would be multiplied by 90 percent. The result of 63 percent would be applied to the earned premium of $10 million resulting in an estimated unreported loss of $6.3 million. Actual reported losses would be added to arrive at the total ultimate losses. If the reported losses were $1 million, the ultimate loss estimate under the Bornhuetter Ferguson method would be $7.3 million versus the $7 million amount under the expected loss ratio method described above. Thus, the Bornhuetter Ferguson method gives partial credibility to the actual loss experience to date for the product line of business. Loss development methods generally give full credibility to the reported

AIG | 2016 Form 10-K                          43

ITEM 7 | Critical Accounting Estimates

loss experience to date. In the example above, loss development methods would typically indicate an ultimate loss estimate of $10 million, as the reported losses of $1 million would be estimated to reflect only 10 percent of the ultimate losses.

A key advantage of loss development methods is that they respond more quickly to any actual changes in loss costs for the product line of business. Therefore, if loss experience is unexpectedly deteriorating or improving, the loss development method gives full credibility to the changing experience. Expected loss ratio methods would be slower to respond to the change, as they would continue to give more weight to a prior expected loss ratio, until enough evidence emerged to modify the expected loss ratio to reflect the changing loss experience. On the other hand, loss development methods have the disadvantage of overreacting to changes in reported losses if the loss experience is anomalous due to the various key factors described above and the inherent volatility in some of the classes. For example, the presence or absence of large losses at the early stages of loss development could cause the loss development method to overreact to the favorable or unfavorable experience by assuming it is a fundamental shift in the development pattern. In these instances, expected loss ratio methods such as Bornhuetter Ferguson have the advantage of recognizing large losses without extrapolating unusual large loss activity onto the unreported portion of the losses for the accident year.

The Cape Cod method is a hybrid between the loss development and Bornhuetter Ferguson methods, where the historic loss data and loss development factor assumptions are used to determine the expected loss ratio estimate in the Bornhuetter Ferguson method.

Frequency/severity methods generally rely on the determination of an ultimate number of claims and an average severity for each claim for each accident year. Multiplying the estimated ultimate number of claims for each accident year by the expected average severity of each claim produces the estimated ultimate loss for the accident year. Frequency/severity methods generally require a sufficient volume of claims in order for the average severity to be predictable. Average severity for subsequent accident years is generally determined by applying an estimated annual loss cost trend to the estimated average claim severity from prior accident years. In certain cases, a structural approach may also be used to predict the ultimate loss cost. Frequency/severity methods have the advantage that ultimate claim counts can generally be estimated more quickly and accurately than can ultimate losses. Thus, if the average claim severity can be accurately estimated, these methods can more quickly respond to changes in loss experience than other methods. However, for average severity to be predictable, the product line of business must consist of homogenous types of claims for which loss severity trends from one year to the next are reasonably consistent and where there are limited changes to deductible levels or limits. Generally these methods work best for high frequency, low severity product lines of business such as personal auto. However, frequency and severity metrics are also used to test the reasonability of results for other product lines of business and provide indications of underlying trends in the data. In addition, ultimate claim counts can be used as an alternative exposure measure to earned premiums in the Cape Cod method.

Structural driver analytics seek to explain the underlying drivers of frequency/severity.  A structural driver analysis of frequency/severity is particularly useful for understanding the key drivers of uncertainty in the ultimate loss cost. For example, for the excess workers’ compensation product line of business, we have attempted to corroborate our judgment by considering the impact on severity of the future potential for deterioration of an injured worker’s medical condition, the impact of price inflation on the various categories of medical expense and cost of living adjustments on indemnity benefits, the impact of injured worker mortality and claim specific settlement and loss mitigation strategies, etc., using the following:

•     Claim by claim reviews, often facilitated by third party specialists, to determine the stability and likelihood of settling an injured worker’s indemnity and medical benefits;

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

•     Portfolio specific mortality level and mortality improvement assumptions based on a mortality study conducted for our primary and excess workers’ compensation portfolios and our opinion of future longevity trends for the open reported cases;

•     Ground-up consideration of the reinsurance recoveries expected for the product line of business for reported claims with extrapolation for unreported claims; and

•     The effects of various run-off loss management strategies that have been developed by our run-off unit.

AIG | 2016 Form 10-K                            44

ITEM 7 | Critical Accounting Estimates

In recent years, we have expanded our analysis of structural drivers to additional product lines of business as a means of corroborating our judgments using traditional actuarial techniques. For example, we have explicitly used external estimates of future medical inflation and mortality in estimating the loss development tail for excess of deductible primary workers’ compensation business. Using external forecasts for items such as these can improve the accuracy and stability of our estimates.

The estimation of liability for loss reserves and loss adjustment expenses relating to asbestos and environmental pollution losses on insurance policies written many years ago is typically subject to greater uncertainty than other types of losses. This is due to inconsistent court decisions, as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies or have expanded theories of liability. In addition, reinsurance recoverable balances relating to asbestos and environmental loss reserves are subject to greater uncertainty due to the underlying age of the claim, underlying legal issues surrounding the nature of the coverage, and determination of proper policy period. For these reasons, these balances tend to be subject to increased levels of disputes and legal collection activity when actually billed. The insurance industry as a whole is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

We continue to receive claims asserting injuries and damages from toxic waste, hazardous substances, and other environmental pollutants and alleged claims to cover the cleanup costs of hazardous waste dump sites, referred to collectively as environmental claims, and indemnity claims asserting injuries from asbestos. The vast majority of these asbestos and environmental losses emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained absolute exclusions for pollution-related damage and asbestos. The current environmental policies that we specifically price and underwrite for environmental risks on a claims-made basis have been excluded from the analysis.

The majority of our exposures for asbestos and environmental losses are related to excess casualty coverages, not primary coverages. The litigation costs are treated in the same manner as indemnity amounts, with litigation expenses included within the limits of the liability we incur. Individual significant loss reserves, where future litigation costs are reasonably determinable, are established on a case-by-case basis.

Discussion of Key Assumptions of our Actuarial Methods

Line of Business or Category	Key Assumptions
U.S. Workers’ Compensation

We generally use a combination of loss development methods and expected loss ratio methods for U.S. Workers’ Compensation. U.S. Workers’ Compensation is a long-tail class of business, and our business reflects a very significant volume of losses, particularly in more recent accident years.

The loss cost trend assumption is not believed to be material with respect to our loss reserves. This is primarily because our actuaries are generally able to use loss development projections for all but the most recent accident year’s reserves, so there is limited need to rely on loss cost trend assumptions for primary workers’ compensation business.

The tail factor is typically the most critical assumption, and small changes in the selected tail factor can have a material effect on our carried reserves.  For example, the tail factors beyond twenty years for guaranteed cost business could vary by one percent above or below those actually indicated in the 2016 loss reserve review. For excess of deductible business, in our judgment, it is reasonably likely that tail factors beyond twenty years could vary by five percent above or below those actually indicated in the 2016 loss reserve review.

AIG | 2016 Form 10-K                          45

ITEM 7 | Critical Accounting Estimates

Line of Business or Category	Key Assumptions
U.S. Excess Casualty

We utilize various loss cost trend assumptions for different segments of the portfolio. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2016 loss reserve review for U.S. Excess Casualty may range five percent lower or higher than this estimated loss trend. The loss cost trend assumption is critical for the U.S. Excess Casualty class of business due to the long-tail nature of the losses, and is applied across many accident years. Thus, there is the potential for the loss reserves with respect to a number of accident years (the expected loss ratio years) to be significantly affected by changes in loss cost trends that were initially relied upon in setting the loss reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.

U.S. Excess Casualty is a long-tail class of business and any deviation in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Mass tort claims in particular may develop over a very extended period and impact multiple accident years, so we usually select a separate pattern for them. Thus, there is the potential for the loss reserves with respect to a number of accident years to be significantly affected by changes in loss development factors that were initially relied upon in setting the reserves.

After evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that the actual loss development factors could vary by an amount equivalent to a six month shift from those actually utilized in the year-end 2016 reserve review. This would impact projections both for accident years where the selections were directly based on loss development methods as well as the a priori loss ratio assumptions for accident years with selections based on Bornhuetter-Ferguson or Cape Cod methods. Similar to loss cost trends, these changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.

U.S. Other Casualty

The key uncertainties for other casualty lines are similar to excess casualty, as the underlying business is long-tailed and can be subject to variability in loss cost trends and changes in loss development factors.  These may differ significantly by line of business as coverages such as general liability, medical malpractice and environmental may be subject to different risk drivers.

U.S. Financial Lines

The loss cost trends for U.S. D&O business vary by year and subset, but for the most recent accident years, it is assumed to have been generally close to zero. After evaluating the historical loss cost levels from prior accident years since the early 1990s, including the potential effect of losses relating to the credit crisis, in our judgment, it is reasonably likely that the actual variation in loss cost levels for these subsets could vary by approximately 15 percent lower or higher on a year-over-year basis than the assumptions actually utilized in the year-end 2016 reserve review. Because U.S. D&O business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation. In our analysis, the effects of loss cost trend assumptions affect the results through the a priori loss ratio assumptions used for the Bornhuetter-Ferguson and Cape Cod methods, which impact the projections for the two most recent two accident years.

The assumed loss development factors are also an important assumption, but are less critical than for U.S. Excess Casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for U.S. Excess Casualty. However, the high severity nature of the losses does create the potential for significant deviations in loss development patterns from one year to the next. Similar to Excess Casualty, after evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors could change by an amount equivalent to a shift by six months from those actually utilized in the year-end 2016 reserve review.

Europe Casualty and Financial Lines

Similar to U.S. business, European Casualty and Financial Lines can be significantly impacted by loss cost trends and changes in loss development factors.  The variation in such factors can differ significantly by product and region.

U.S. and Europe Property and Special Risks

For short-tail lines such as Property and Special Risks, variance in outcomes for individual large claims or events can have a significant impact on results.  These outcomes generally relate to unique characteristics of events such as catastrophes or losses with significant business interruption claims.

U.S., Europe, and Japan Personal Insurance

Personal Insurance is short –tailed in nature similar to Property and Special Risks but less volatile.  Variance in estimates can result from unique events such as catastrophes.  In addition, some subsets of this business, such as auto liability, can be impacted by changes in loss development factors and loss cost trends.

AIG | 2016 Form 10-K                            46

ITEM 7 | Critical Accounting Estimates

Line of Business or Category	Key Assumptions
U.S. Run-off Long Tail Insurance lines

We historically have used a combination of loss development methods and expected loss ratio methods for excess workers’ compensation and other run-off segments.  For environmental claims, we have utilized a variety of methods including traditional loss development approaches, claim department and other expert evaluations of the ultimate costs for certain claims and survival ratio metrics.

U.S. Run-off Long Tail Insurance lines is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development.  Specifically for excess workers’ compensation, after evaluating the historical loss development factors for prior accident years since the 1980s as well as the development over the past several years of the ground up loss projections utilized to help select the loss development factors in the tail for this class of business, in our judgment, it is reasonably likely that the tail factor beyond 30 years could vary by 10 percent above or below that actually indicated in the 2016 loss reserve review.

Other Reserve Items

Loss adjustment expenses (LAE) are separated into two broad categories, allocated loss adjustment expenses (ALAE), also referred to as legal defense and cost containment or “legal” and unallocated loss adjustment expenses (ULAE), which includes certain claims adjuster fees and other internal claim management costs.

We determine loss adjustment expenses reserves for legal expenses for each class of business by one or more actuarial or structural driver methods. For the majority of segments, legal costs are analyzed in conjunction with losses. For segments where they are separately analyzed the methods used generally include development methods comparable to those described for loss development methods. The development could be based on either the paid loss adjustment expenses or the ratio of paid loss adjustment expenses to paid losses, or both. Other methods include the utilization of expected ultimate ratios of paid loss expense to paid losses, based on actual experience from prior accident years or from similar product lines of business.

The bulk of adjuster expenses are allocated and charged to individual claim files. For these expenses, we generally determine reserves based on calendar year ratios of adjuster expenses paid to losses paid for the particular product line of business. For other internal claim costs, which generally relate to specific claim department expenses that are not specifically allocated to claim files such as technology costs and other broad initiatives, we look at historic and expected expenditures for these items and project these into the future.

The incidence of LAE are directly related to the frequency, complexity and level of underlying claims.  As a result, key drivers of variability in LAE is the variability in the overall claims, particularly for long tail lines.

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2016.

December 31, 2016	Increase (Decrease)		Increase (Decrease)
(in millions)	to Loss Reserves		to Loss Reserves
Loss cost trends:		Loss development factors:
U.S. Excess Casualty:		U.S. Excess Casualty:
5 percent increase	$1,300	6-months slower	$1,650
5 percent decrease	(950)	6-months faster	(1,100)
U.S. Financial Lines (D&O)		U.S. Financial Lines (D&O)
15 percent increase	475	6-months slower	700
15 percent decrease	(400)	6-months faster	(450)
		U.S. Run-off P&C Lines (Excess
		Workers' Compensation):
		10% tail factor increase	400
		10% tail factor decrease	(400)
		U.S. Workers' Compensation:
		Tail factor increase(a)	675
		Tail factor decrease(a)	(675)

(a)  Reflects 1% tail factor change for guaranteed cost and 5% change for deductible business.

AIG | 2016 Form 10-K                          47

ITEM 7 | Critical Accounting Estimates

Future Policy Benefits for Life and Accident and Health Insurance Contracts

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

Groupings for loss recognition testing are consistent with our manner of acquiring, servicing, and measuring the profitability of the business and are applied by product groupings.  We perform separate loss recognition tests for traditional life products, payout annuities, and long-term care insurance. Once loss recognition has been recorded for a block of business, the old assumption set is replaced and the assumption set used for the loss recognition would then be subject to the lock-in principle.  Key judgments made in loss recognition testing include the following:

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

AIG | 2016 Form 10-K                            48

ITEM 7 | Critical Accounting Estimates

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

Guaranteed Benefit Features of Variable Annuity Products

Variable annuity products offered by our Individual Retirement and Group Retirement product lines offer guaranteed benefit features. These guaranteed features include guaranteed minimum death benefits (GMDB) that are payable in the event of death or other instances, and living benefits that are payable in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits include guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum income benefits (GMIB). See Note 14 to the Consolidated Financial Statements for additional information on these features.

The liabilities for GMDB and GMIB, which are recorded in Future policyholder benefits, represent the expected value of benefits in excess of the projected account value, with the excess recognized ratably through Policyholder benefits and losses incurred over the accumulation period based on total expected fee assessments. The liabilities for GMWB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Other realized capital gains (losses).

Our exposure to the guaranteed amounts is equal to the amount by which the contract holder’s account balance is below the amount provided by the guaranteed feature. A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can generally only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e. the features are generally mutually exclusive, so the exposure to the guaranteed amount for each feature is independent of the exposure from other features (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during his or her lifetime).  A policyholder cannot purchase more than one living benefit on one contract. Declines in the equity markets, increased volatility and a sustained low interest rate environment increase our exposure to potential benefits under the guaranteed features, leading to an increase in the liabilities for those benefits. See Estimated Gross Profits for Investment-Oriented Products (Life Insurance Companies) below for sensitivity analysis which includes the sensitivity of reserves for guaranteed benefit features to changes in the assumptions for interest rates, equity market returns, volatility, and mortality. For additional discussion of market risk management related to these product features, see Enterprise Risk Management – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Program.

AIG | 2016 Form 10-K                          49

ITEM 7 | Critical Accounting Estimates

The reserving methodology and assumptions used to measure the liabilities of our two largest guaranteed benefit features are presented in the following table:

Guaranteed Benefit Feature	Reserving Methodology & Assumptions and Accounting Judgments
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

GMWB

GMWB living benefits are embedded derivatives that are required to be bifurcated from the host contract and carried at fair value. See Note 14 to the Consolidated Financial Statements for additional information on how we reserve for variable annuity products with guaranteed benefit features, and Note 5 to the Consolidated Financial Statements for information on fair value measurement of these embedded derivatives, including how we incorporate our own non-performance risk.

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

•       Market volatility

•       Credit spreads

•       Equity / interest rate correlation

•       Benefits and related fees assessed, when applicable

•       Policyholder behavior, including mortality, lapses, withdrawals and benefit utilization. Estimates of future policyholder behavior are subjective and based primarily on our historical experience

•       In applying asset growth assumptions for the valuation of GMWBs, we use market-consistent assumptions consistent with fair value measurement, which are calibrated to observable interest rate and equity option prices

•       Allocation of fees between the embedded derivative and host contract.

Estimated Gross Profits for Investment–Oriented Products

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

If the assumptions used for estimated gross profits change significantly, DAC and related reserves, including VOBA, SIA, guaranteed benefit reserves and unearned revenue reserve (URR), are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products.

In estimating future gross profits for variable annuity products as of December 31, 2016, a long-term annual asset growth assumption of 7.5 percent (before expenses that reduce the asset base from which future fees are projected) was applied to estimate the future growth in assets and related asset-based fees.  In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a reversion to the mean methodology, whereby short-term asset growth above or

AIG | 2016 Form 10-K                            50

ITEM 7 | Critical Accounting Estimates

below the long-term annual rate assumption impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance.  When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions for the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.  The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry. See Insurance Reserves – Life and Annuity Reserves and DAC – Reversion to the Mean for additional discussion.

The following table summarizes the sensitivity of changes in certain assumptions for DAC and SIA, embedded derivatives and other reserves related to guaranteed benefits and URR, measured as the related hypothetical impact on December 31, 2016 balances and the resulting hypothetical impact on pre-tax income, before hedging.

	Increase (decrease) in
		Other		Embedded
		Reserves		Derivatives
		Related to	Unearned	Related to
December 31, 2016	DAC/SIA	Guaranteed	Revenue	Guaranteed	Pre-Tax
(in millions)	Asset	Benefits	Reserve	Benefits	Income
Assumptions:
Net Investment Spread
Effect of an increase by 10 basis points	$131	$(24)	$15	$(6)	$146
Effect of a decrease by 10 basis points	(137)	24	(19)	8	(150)
Equity Return(a)
Effect of an increase by 1%	82	(29)	-	(53)	164
Effect of a decrease by 1%	(83)	35	-	52	(170)
Volatility (b)
Effect of an increase by 1%	(3)	23	-	(68)	42
Effect of a decrease by 1%	2	(22)	-	69	(45)
Interest Rate(c)
Effect of an increase by 10 basis points	-	-	-	(177)	177
Effect of a decrease by 10 basis points	-	-	-	177	(177)
Mortality
Effect of an increase by 1%	(10)	42	(1)	(29)	(22)
Effect of a decrease by 1%	9	(41)	-	29	21
Lapse
Effect of an increase by 10%	(139)	(56)	(15)	(110)	42
Effect of an decrease by 10%	146	58	14	114	(40)

(a)  Represents the net impact of a one percent increase or decrease in long-term equity returns for GMDB and GMIB reserves and negligible net impact of a one percent increase or decrease in the S&P 500 index for GMWB living benefit reserves.

(b)  Represents the net impact of a one percentage point increase or decrease in equity volatility.

(c)  Represents the net impact of 10 basis point parallel shift in the yield curve on the reserves for GMWB living benefit features. Does not represent interest rate spread compression on investment-oriented products.

The sensitivity ranges of 10 basis points, 1% and 10% are included for illustrative purposes only and do not reflect the changes in net investment spreads, equity return, volatility, interest rate, mortality or lapse used by AIG in its fair value analyses or estimates of future gross profits to value DAC and related reserves. Changes in excess of those illustrated may occur in any period.

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

AIG | 2016 Form 10-K                          51

ITEM 7 | Critical Accounting Estimates

Annuity Risk Management and Hedging Program, Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results, and Notes 5 and 14 to the Consolidated Financial Statements.

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

We assess the collectability of reinsurance recoverable balances through either detailed reviews of the underlying nature of the reinsurance balance or comparisons with historical trends of disputes and credit events.  We record adjustments to reflect the results of these assessments through an allowance for uncollectable reinsurance that reduces the carrying amount of reinsurance assets on the balance sheet. This estimate requires significant judgment for which key considerations include:

•     paid and unpaid amounts recoverable;

•     whether the balance is in dispute or subject to legal collection;

•     whether the reinsurer is financially troubled (i.e., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction); and

•     whether collateral and collateral arrangements exist.

At December 31, 2016, the allowance for estimated unrecoverable reinsurance was $207 million.

See Note 8 to the Consolidated Financial Statements for additional information on reinsurance.

Impairment Charges

Impairments of Investments

At each balance sheet date, we evaluate our available for sale securities holdings with unrealized losses to determine if an other-than-temporary impairment has occurred.  We also evaluate our other invested assets for impairment; these include equity and cost method investments in private equity funds, hedge funds and other entities as well as investments in life settlements, aircraft and real estate.

See the discussion in Note 6 to the Consolidated Financial Statements for additional information on the methodology and significant inputs, by investment type, that we use to determine the amount of impairment.

Impairments on Investments in Life Settlements

Impairments to investments in life settlements may occur in the future due to the fact that continued payment of premiums required to maintain policies will cause the expected lifetime undiscounted cash flows for some policies to be insufficient to recover our estimated future carrying amount, even in the absence of future changes to the mortality assumptions. Impairments may also occur due to our future sale or lapse of select policies at a value that is below carrying amount.

For a discussion of impairments on investments in life settlements, see Note 6 to the Consolidated Financial Statements.

Goodwill Impairment

For a discussion of goodwill impairment, see Note 12 to the Consolidated Financial Statements. In 2016, 2015 and 2014, AIG elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. To determine fair value, we primarily use a discounted expected future cash flow analysis that estimates and discounts projected future distributable earnings.  Such analysis is principally based on AIG’s business projections that inherently include judgments regarding business trends.

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

AIG | 2016 Form 10-K                            52

ITEM 7 | Critical Accounting Estimates

such matters, particularly in cases that are in the early stages of litigation or in which claimants seek substantial or indeterminate damages, we often cannot predict the outcome or estimate the eventual loss or range of reasonably possible losses related to such matters. Given the inherent unpredictability of litigation, the outcome of certain matters could, from time to time, have a material adverse effect on the company’s consolidated financial condition, results of operations or cash flows.

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

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

December 31, 2016	Fair	Percent
(in billions)	Value	of Total
Fair value based on external sources(a)	$240	93%
Fair value based on internal sources	18	7
Total fixed maturity and equity securities(b)	$258	100%

(a)  Includes $17.3 billion for which the primary source is broker quotes.

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

The following table presents the amount of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	December 31,	Percentage	December 31,	Percentage
(in billions)	2016	of Total	2015	of Total
Assets	$37.7	7.6%	$38.1	7.7%
Liabilities	3.5	0.8	3.1	0.8

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

AIG | 2016 Form 10-K                          53

ITEM 7 | Critical Accounting Estimates

assumptions about future macroeconomic and AIG‑specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. We also apply stresses to our assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. Our income forecasts, coupled with our tax planning strategies, all resulted in sufficient taxable income to achieve realization of the U.S. tax attributes prior to their expiration. We assess the recoverability of our net deferred tax asset related to unrealized tax capital losses in the non-life Companies’ available for sale portfolio. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun. As of December 31, 2016, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized.

We separately assess the recoverability of our net deferred tax asset related to unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale portfolio. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, as such when assessing its recoverability we consider our ability and intent to hold the underlying securities to recovery.  As of December 31, 2016, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized.

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

AIG | 2016 Form 10-K                            54

ITEM 7 |  Executive Summary

Executive Summary

Overview

This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Annual Report in its entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

In the fourth quarter of 2016, we completed the reorganization of our financial results into our new modular management framework.  We believe our new modular management framework gives our shareholders greater transparency into our operating businesses, makes our leaders more accountable for their performance, and will increase efficiency so we can focus on profitability.  See Item 1. Business for a further discussion on these actions.

Divestitures, ASset sales and Reinsurance Transaction Highlights

Since the first quarter of 2016, we have entered into or consummated the following transactions:

Completed Divestitures and Asset Sales

•     In May 2016, we completed the sale of AIG Advisor Group to investment funds affiliated with Lightyear Capital LLC and PSP Investments.

•     In August 2016, we entered into an agreement to sell our 100 percent interest in United Guaranty Corporation (UGC) and certain related companies to Arch Capital Group Ltd. (Arch). The sale of UGC and its subsidiaries closed on December 31, 2016, and we received proceeds of approximately $3.3 billion. Concurrent with the closing, we entered into reinsurance agreements with Arch, including an amended and restated 50 percent quota share reinsurance agreement and an aggregate excess of loss reinsurance agreement, pursuant to which we will continue to be exposed to certain UGC policies written between 2009 and 2016. We expect the results of these reinsurance arrangements to continue to be reported in Commercial Insurance.

•     In August 2016, we sold our controlling interest in NSM, a managing general agent, to ABRY Partners for consideration of $201 million. We retained an equity interest in a newly formed joint venture and we continue to provide underwriting capacity to NSM.

•     In September 2016, we entered into an agreement to sell our 20 percent interest in Ascot Underwriting Holdings Ltd. and our 100 percent interest in the related syndicate-funding subsidiary Ascot Corporate Name Ltd. to Canada Pension Plan Investment Board (CPPIB).  Total consideration for the transaction was $1.1 billion, inclusive of CPPIB’s recapitalization of Syndicate 1414’s Funds at Lloyd’s (FAL) capital requirements. The transaction closed on November 18, 2016, and we received approximately $244 million in net cash proceeds.

•     On November 17, 2016, an AIG sponsored Fund (the Korea Fund), completed the sale of a mixed-use commercial complex in Seoul, South Korea commonly known as the Seoul International Finance Center to Brookfield Properties for a total consideration of $2.5 billion, of which $1.2 billion was used to repay the fund’s debt. The remaining cash proceeds were allocated between AIG and the noncontrolling interests in accordance with the Korea Fund’s partnership agreement.

•     On December 30, 2016, we sold a portion of our life settlements portfolio with face value (death benefits) of approximately $4.5 billion, which was 30 percent of the face value of the life settlements portfolio. As of December 31, 2016, our life settlements portfolio carrying value was $2.5 billion, with a face value (death benefits) of $9.8 billion.

Pending Divestitures

•     In October 2016, we entered into an agreement with Fairfax Financial Holdings Limited (Fairfax), as part of a strategic partnership that we believe will further focus and streamline our global insurance operations. We agreed to sell to Fairfax our country subsidiary operations in Argentina, Chile, Colombia, Uruguay, Venezuela, as well as insurance operations in Turkey. Fairfax will also acquire renewal rights for the portfolios of local business written by our operations in Bulgaria, Czech Republic, Hungary, Poland, Romania, and Slovakia, and assume certain of our operating assets and employees. Total cash consideration to us is expected to be approximately $240 million. The transactions are subject to obtaining the relevant regulatory approvals and other customary closing conditions.

•     On November 14, 2016, we entered into an agreement to sell our Japan life insurance business AIG Fuji Life Insurance Company, Ltd. (AFLI) to FWD Group, the insurance arm of Pacific Century Group.

AIG | 2016 Form 10-K                          55

ITEM 7 |  Executive Summary

Reinsurance Transactions

•     Effective January 1, 2016, we entered into a two-year reinsurance arrangement with the Swiss Reinsurance Company Ltd., under which we ceded a proportional share of our new and renewal U.S. Casualty portfolio.

•     Effective July 1, 2016, we entered into a reinsurance agreement with Hannover Life Reassurance Company of America, involving certain whole life and universal life businesses of one of our domestic life insurance subsidiaries. This transaction uses deposit accounting for purposes of U.S. GAAP, reduced certain statutory reserves that were above economic requirements, which released excess statutory capital of approximately $1.0 billion that was included in 2016 dividend payments to AIG Parent.

•     Effective December 31, 2016, our domestic life insurance subsidiary amended the July 1, 2016 reinsurance agreement discussed above to also cede certain statutory reserves for term and universal life products that are above economic requirements, which were previously managed through affiliated reinsurance. This transaction is expected to result in a tax sharing payment by the Life Insurance Companies to AIG Parent in 2017.

•     Our catastrophe reinsurance program includes coverage for natural catastrophes and some coverage for terrorism events. It consists of a large North American occurrence cover (without reinstatement) to protect against large North America losses, and Japan covers to protect against losses in Japan. Effective January 1, 2017, the attachment point for this reinsurance program is at $1.5 billion for the North American cover ($3 billion in 2016) and varies for the Japan covers. The North American cover has reduced the U.S. Hurricane (1-in-100) OEP net of reinsurance from $3.1 billion under the 2016 reinsurance program to $2.0 billion under the 2017 program.

•     In January 2017, we announced that we have entered into an adverse development reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which we transferred to NICO 80 percent of reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of net paid losses on subject business on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion.  We will account for this transaction as retroactive reinsurance. The consideration for this agreement is $9.8 billion plus interest at four percent per annum from January 1, 2016 to the date of payment, which was paid in full as of February 17, 2017. The consideration paid to NICO will be placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire Hathaway, Inc. has provided a parental guarantee to secure NICO’s obligations under the agreement.

See Notes 1, 4, 6 and 26 to the Consolidated Financial Statements for additional information on these transactions.

Financial Performance Summary

Net Income (Loss) Attributable To AIG ($ in millions)

2016 and 2015 Comparison

Declined primarily due to a decrease in income from insurance operations, reflecting $5.6 billion of pre-tax prior year adverse reserve development in Commercial Insurance in 2016 compared to $3.3 billion pre-tax in 2015.  In addition, we recorded net realized capital losses in 2016 compared to net realized capital gains in 2015. These decreases were partially offset by improved performance from Consumer Insurance.

2015 and 2014 Comparison

Declined primarily due to a decrease in income from insurance operations, reflecting $3.3 billion of pre-tax prior year adverse development in Commercial Insurance in 2015 compared to $503 million pre-tax in 2014, and lower net investment income.

See MD&A – Consolidated Results of Operations for further discussion.

AIG | 2016 Form 10-K                            56

ITEM 7 |  Executive Summary

Pre-Tax Operating Income (Loss)* ($ in millions)

2016 and 2015 Comparison

Decreased primarily due to adverse prior year loss reserve development in Commercial Insurance of $5.6 billion in 2016 compared to $3.3 billion in 2015.

This decrease was partially offset by:

•     favorable adjustments to reserves and DAC in Consumer Insurance, including higher net positive adjustments from the update of actuarial assumptions in Individual Retirement and Life Insurance;

•     improved underwriting results in Personal Insurance; and

•     lower general operating expenses.

2015 and 2014 Comparison

Decreased primarily due to:

•     adverse prior year loss reserve development in Commercial Insurance of $3.3 billion in 2015 compared to $503 million in 2014;

•     lower net investment income due to lower income on alternative investments, lower reinvestment yields, and assets for which the fair value option was elected;

•     less favorable adjustments to reserves and DAC in Consumer Insurance, including a lower net positive adjustment to reflect the update of actuarial assumptions in Individual Retirement and additional reserves for Life Insurance as well as higher catastrophe losses and lower net favorable prior year loss reserve development in Personal Insurance; and

•     lower Other income primarily due to lower appreciation on assets for which the fair value option was elected and lower fair value income on derivative positions.

This decrease was partially offset by lower general operating expenses.

See MD&A – Business Segment Operations for further discussion.

*  Non-GAAP measure – see Consolidated Results of Operations for reconciliation of Non-GAAP to GAAP measure.

AIG | 2016 Form 10-K                          57

ITEM 7 |  Executive Summary

General Operating and Other Expenses ($ in millions)

Declined $2.1 billion since 2014, which included a foreign exchange benefit of $0.5 billion, due to lower employee-related expenses, rationalized employee benefits and professional fee reductions related to our ongoing efficiency program.

In keeping with our broad and on-going efforts to transform for long-term competitiveness, results for 2016 included approximately $0.7 billion of pre-tax restructuring and other costs, primarily comprised of employee severance charges, asset impairments and contract termination charges. Results for 2015 included approximately $0.5 billion of pre-tax restructuring and other costs.

We continue to execute initiatives focused on organizational simplification, operational efficiency, and business rationalization, which are expected to result in aggregate pre-tax restructuring and other costs of approximately $1.3 billion (of which approximately $1.2 billion has been recognized since the third quarter of 2015) as well as generate pre-tax annualized savings of approximately $1.2 billion to $1.3 billion when fully implemented by 2018.

General Operating Expenses, Operating Basis* ($ in millions)

Declined $2.0 billion since 2014, which included a foreign exchange benefit of $0.5 billion, due to lower employee-related expenses, rationalized employee benefits and professional fee reductions related to our ongoing efficiency program.

*  Non-GAAP measure – see Consolidated Results of Operations for reconciliation of Non-GAAP to GAAP measure.

AIG | 2016 Form 10-K                            58

ITEM 7 |  Executive Summary

Capital Returned to Shareholders ($ in billions)

We have returned $30.4 billion in capital to our shareholders through dividends and share and warrant repurchases since the beginning of 2014 as a result of our strategy to actively return capital to shareholders.

Return on Equity	Book Value Per Share

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in 2016, characterized by factors such as historically low interest rates, instability in the global equity markets, volatile energy markets, slowing growth in China and Euro-Zone economies, and the United Kingdom (the UK) advisory referendum in which a majority voted for the UK to withdraw its membership in the European Union (the EU) (commonly referred to as Brexit). The Brexit vote has also affected the U.S. dollar/British pound exchange rate, increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), and created volatility in the financial markets, which may continue for some time.

Impact of Changes in the Interest Rate Environment

Interest rates increased late in 2016, but have remained at historically low levels. Certain markets in which we operate have experienced negative interest rates. A sustained low interest rate environment negatively affects sales of interest rate sensitive products in our industry and may negatively impact the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios.  We actively manage our exposure to the interest rate environment through asset-liability management including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

AIG | 2016 Form 10-K                          59

ITEM 7 |  Executive Summary

Annuity Sales and Surrenders

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products.  However, our disciplined rate setting has helped to mitigate some of the pressure on investment spreads. As long as the low interest rate environment continues, conditions will be challenging for the fixed annuity market. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Customers are, however, currently buying fixed annuities with longer surrender periods in pursuit of higher returns, which may help mitigate the rate of increase in surrenders in a rapidly rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to the contract holders are driving better than expected persistency, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio.  Low interest rates have also driven growth in our fixed index annuity products, which provide additional interest crediting tied to favorable performance in certain equity market indices and the availability of guaranteed living benefits. Changes in interest rates significantly impact the valuation of our liabilities for guaranteed products with income features and the value of the related hedging portfolio.

Reinvestment and Spread Management

We actively monitor fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. We also frequently review our interest rate assumptions and actively manage the crediting rates used for new and in-force business. Business strategies continue to evolve to maintain profitability of the overall business in a historically low interest rate environment. The low interest rate environment makes it more difficult to profitably price many of our products and puts margin pressure on existing products, due to the challenge of investing recurring premiums and deposits and reinvesting investment portfolio cash flows in the low rate environment while maintaining satisfactory investment quality and liquidity. In addition, there is investment risk associated with future premium receipts from certain in‑force business. Specifically, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

The contractual provisions for renewal of crediting rates and guaranteed minimum crediting rates included in products may reduce spreads in a sustained low interest rate environment and thus reduce future profitability. Although this interest rate risk is partially mitigated through the asset‑liability management process, product design elements and crediting rate strategies, a sustained low interest rate environment may negatively affect future profitability.

The following table presents Fixed Annuities and Group Retirement base net investment spread:

Years Ended December 31,
(in millions)	2016	2015	2014
Base net investment spread
Fixed Annuities	2.19%	2.20%	2.31%
Group Retirement	1.87	2.01	1.99

In Fixed Annuities and Group Retirement, average interest crediting rates decreased slightly in 2016 and 2015 compared to the preceding years due to active crediting rate management.  However, the decline in base investment yields, driven by investment purchases and investment of portfolio cash flows at rates below the weighted average yield of the existing portfolio in the sustained low interest rate environment, resulted in base spread compression. See Investments for additional information on our investment and asset-liability management strategies.

For investment-oriented products in our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses, our spread management strategies include disciplined pricing and product design for new business, modifying or limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable, and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Renewal crediting rate management is done under contractual provisions that were designed to allow crediting rates to be reset at pre-established intervals in accordance with state and federal laws and subject to minimum crediting rate guarantees. We will continue to adjust crediting rates on in-force business to mitigate the pressure on spreads from declining base yields, but our ability to lower crediting rates may be limited by the competitive environment, contractual minimum crediting rates, and provisions that allow rates to be reset only at pre-established intervals. For example, competitors including private equity-held annuity writers are currently offering higher crediting rates.  As a result, the timing and extent of crediting rate decreases may differ from the corresponding declines in investment yields, which could reduce our spreads and future profitability.

As shown in the table below, 73 percent of the fixed account values of our Individual Retirement and Group Retirement annuity products in the aggregate were crediting at the contractual minimum guaranteed interest rate at December 31, 2016. As a result of disciplined pricing on new business and the run-off of older business with higher crediting rates, the percentage of fixed account values of our annuity products that are currently crediting at rates above one percent decreased to 70 percent at December 31, 2016,

AIG | 2016 Form 10-K                            60

ITEM 7 |  Executive Summary

compared to 74 percent at December 31, 2015 and 79 percent at December 31, 2014. These businesses continue to focus on pricing discipline and strategies to reduce the minimum guaranteed interest crediting rates offered on new sales. In the Core universal life business in our Life Insurance segment, 70 percent of the account values were crediting at the contractual minimum guaranteed interest rate at December 31, 2016.

The following table presents fixed annuity and universal life account values of our Core Individual Retirement, Group Retirement and Life Insurance businesses by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
December 31, 2016		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
1%	$5,531	$4,404	$12,350	$22,285
> 1% - 2%	6,866	279	1,881	9,026
> 2% - 3%	14,767	41	495	15,303
> 3% - 4%	10,753	45	7	10,805
> 4% - 5%	567	-	4	571
> 5% - 5.5%	32	-	5	37
Total Individual Retirement	$38,516	$4,769	$14,742	$58,027
Group Retirement*
1%	$1,273	$1,642	$3,072	$5,987
> 1% - 2%	6,428	736	399	7,563
> 2% - 3%	15,024	-	382	15,406
> 3% - 4%	926	-	-	926
> 4% - 5%	7,116	-	-	7,116
> 5% - 5.5%	163	-	-	163
Total Group Retirement	$30,930	$2,378	$3,853	$37,161
Universal life insurance
1%	$-	$-	$7	$7
> 1% - 2%	11	186	199	396
> 2% - 3%	503	319	1,160	1,982
> 3% - 4%	1,688	459	4	2,151
> 4% - 5%	3,440	208	-	3,648
> 5% - 5.5%	307	-	-	307
Total universal life insurance	$5,949	$1,172	$1,370	$8,491
Total	$75,395	$8,319	$19,965	$103,679
Percentage of total	73%	8%	19%	100%

*    Individual Retirement and Group Retirement amounts shown include fixed options within variable annuity products.

Assumption Updates and Loss Recognition

Spreads and surrender rates are important components of the future profit assumptions that drive the rate we use to amortize DAC and related reserves for investment-oriented products. If future profit assumptions change significantly, we may be required to recalculate DAC and related reserves, and reflect any resulting adjustments in current period income. In addition to investment-oriented products, certain traditional long-duration products for which we do not have the ability to adjust interest rates, such as structured settlements and payout annuities, are exposed to reduced earnings and potential loss recognition reserve increases in a sustained low interest rate environment. See Insurance Reserves – Life and Annuity Reserves and DAC – Update of Actuarial Assumptions for discussion of such adjustments recorded in 2016, 2015 and 2014 in our Consumer Insurance and Legacy Life Insurance Run-Off Lines.

Commercial Insurance

The impact of low interest rates on our Commercial Insurance segment is primarily on our long-tail Casualty line of business. We expect limited impacts on our existing long-tail Casualty business as the duration of our assets is slightly longer than that of our liabilities. We do expect sustained low interest rates will impact new and renewal business for the long-tail Casualty line as we may

AIG | 2016 Form 10-K                          61

ITEM 7 |  Executive Summary

not be able to adjust our future pricing consistent with our profitability objectives to fully offset the impact of investing at lower rates. However, we will continue to maintain pricing discipline and risk selection.

In addition, for our Commercial Insurance segment and run-off insurance lines reported within the Legacy Portfolio, sustained low interest rates may unfavorably affect the net loss reserve discount for workers’ compensation, and to a lesser extent could favorably impact assumptions about future medical costs; the combined net effect of which could result in higher net loss reserves.

Additionally, sustained low interest rates on discounting of projected benefit cash flows for our pension plans may result in higher pension expense.

Department of Labor Fiduciary Rule

Our Individual Retirement and Group Retirement operating segments provide products and services to certain employee benefit plans that are subject to restrictions imposed by ERISA and the Internal Revenue Code, including the requirements of the DOL Fiduciary Rule.  For additional information about the DOL Fiduciary Rule, see Part I, Item 1. Business – Regulation. We have been analyzing the DOL Fiduciary Rule’s potential impact on our customers, distribution partners, financial advisors and our Individual Retirement and Group Retirement businesses, and preparing to implement the necessary adjustments to achieve compliance with the DOL Fiduciary Rule.  Overall, the DOL Fiduciary Rule as currently promulgated would result in increased compliance costs and, as currently promulgated, may create increased exposure to legal claims under certain circumstances, including class actions. The DOL has also issued interpretive guidance on the DOL Fiduciary Rule, and we are evaluating whether or not this guidance would affect the actions we would need to take to comply with the DOL Fiduciary Rule.

On February 3, 2017, the new administration issued a memo requiring the DOL to review the DOL Fiduciary Rule and determine whether the DOL Fiduciary Rule will adversely impact the ability of retirement savers to access information and financial advice.  Accordingly, the DOL announced that it would consider legal options for postponing the applicability date of the DOL Fiduciary Rule while the DOL considers the issues raised in the referenced memo. We are closely following the DOL’s pronouncements about further delays to the DOL Fiduciary Rule’s effective date.

Impact of Currency Volatility

Currency volatility in 2016 and 2015 was acute compared to recent years, as the British pound weakened considerably against the U.S. dollar in 2016, although the Japanese yen strengthened against the U.S. dollar.  The euro also weakened modestly against the U.S. dollar. Such volatility affected line item components of income for those businesses with substantial international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on underwriting results, however, is significantly mitigated, as both revenues and expenses are similarly affected.

These currencies may continue to fluctuate, in either direction, especially as a result of the UK’s expected exit from the EU, and such fluctuations will affect net premiums written growth trends reported in U.S. dollars, as well as financial statement line item comparability.

Liability and Financial Lines, Property and Special Risks, International Life Insurance and Personal Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the currencies that have the most significant impact on our businesses:

Years Ended December 31,				Percentage Change
Rate for 1 USD	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Currency:
JPY	109.19	120.82	104.43	(10)%	16%
EUR	0.90	0.89	0.75	1%	19%
GBP	0.73	0.65	0.61	12%	7%

Unless otherwise noted, references to the effects of foreign exchange in the Commercial Insurance and Consumer Insurance discussion of results of operations are with respect to movements in the three Major Currencies included in the preceding table.

AIG | 2016 Form 10-K                            62

ITEM 7 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations for the three-year period ended December 31, 2016. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section. For a discussion of the Critical Accounting Estimates that affect our results of operations, see the Critical Accounting Estimates section of this MD&A.

The following table presents our consolidated results of operations and other key financial metrics:

Years Ended December 31,				Percentage Change
(in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues:
Premiums	$34,393	$36,655	$37,254	(6)%		(2)%
Policy fees	2,732	2,755	2,615	(1)		5
Net investment income	14,065	14,053	16,079	-		(13)
Net realized capital gains (losses)	(1,944)	776	739	NM		5
Aircraft leasing revenue	-	-	1,602	NM		NM
Other income	3,121	4,088	6,117	(24)		(33)
Total revenues	52,367	58,327	64,406	(10)		(9)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	32,437	31,345	28,281	3		11
Interest credited to policyholder account balances	3,705	3,731	3,768	(1)		(1)
Amortization of deferred policy acquisition costs	4,521	5,236	5,330	(14)		(2)
General operating and other expenses	10,989	12,686	13,138	(13)		(3)
Interest expense	1,260	1,281	1,718	(2)		(25)
Aircraft leasing expenses	-	-	1,585	NM		NM
Loss on extinguishment of debt	74	756	2,282	(90)		(67)
Net (gain) loss on sale of divested businesses	(545)	11	(2,197)	NM		NM
Total benefits, losses and expenses	52,441	55,046	53,905	(5)		2
Income (loss) from continuing operations before
income tax expense	(74)	3,281	10,501	NM		(69)
Income tax expense	185	1,059	2,927	(83)		(64)
Income (loss) from continuing operations	(259)	2,222	7,574	NM		(71)
Income (loss) from discontinued operations,
net of income tax expense	(90)	-	(50)	NM		NM
Net income (loss)	(349)	2,222	7,524	NM		(70)
Less: Net income (loss) attributable to noncontrolling interests	500	26	(5)	NM		NM
Net income (loss) attributable to AIG	$(849)	$2,196	$7,529	NM	%	(71)%

Years Ended December 31,	2016	2015	2014
Return on equity	(1.0)%	2.2%	7.1%
Adjusted Return on equity	0.6	3.7	8.8

		December 31,	December 31,
(in millions, except per share data)		2016	2015
Balance sheet data:
Total assets		$498,264	$496,842
Long-term debt		30,912	29,249
Total AIG shareholders’ equity		76,300	89,658
Book value per common share		76.66	75.10
Book value per common share, excluding AOCI		73.41	72.97
Adjusted Book value per common share		58.57	58.94
Adjusted Book value per common share, including dividend growth		59.79	59.26

AIG | 2016 Form 10-K                          63

ITEM 7 | Consolidated Results of Operations

The following table presents a reconciliation of General operating and other expenses to General operating expense, operating basis, which is a Non-GAAP measure:

Years Ended December 31,				Percentage Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
General operating and other expenses	$10,989	$12,686	$13,138	(13)%	(3)%
Restructuring and other costs	(694)	(496)	-	(40)	NM
Other (income) expense related to retroactive reinsurance agreement	18	(233)	-	NM	NM
Pension expense related to a one-time lump sum payment to former
employees	(147)	-	-	NM	NM
Non-operating litigation reserves	(3)	(12)	(546)	75	98
Total general operating and other expenses
included in pre-tax operating income	10,163	11,945	12,592	(15)	(5)
Loss adjustment expenses, reported as policyholder benefits and
losses incurred	1,345	1,632	1,667	(18)	(2)
Advisory fee expenses	(645)	(1,349)	(1,315)	52	(3)
Non-deferrable insurance commissions	(467)	(504)	(522)	7	3
Direct marketing and acquisition expenses, net of deferrals	(501)	(659)	(570)	24	(16)
Investment expenses reported as net investment income and other	57	76	88	(25)	(14)
Total general operating expenses, operating basis	$9,952	$11,141	$11,940	(11)%	(7)%

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to pre-tax operating income/after-tax operating income attributable to AIG:

Years Ended December 31,	2016			2015			2014
		Total Tax			Total Tax			Total Tax
		(Benefit)	After		(Benefit)	After		(Benefit)	After
(in millions)	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax
Pre-tax income/net income (loss),
including noncontrolling interests	$(74)	$185	$(288)	$3,281	$1,059	$2,193	$10,501	$2,927	$7,514
Noncontrolling interest			(561)			3			15
Pre-tax income/net income (loss)
attributable to AIG	$(74)	$185	$(849)	$3,281	$1,059	$2,196	$10,501	$2,927	$7,529
Uncertain tax positions and other tax
adjustments		63	(63)		(112)	112		(59)	59
Deferred income tax valuation allowance
(releases) charges		(83)	83		(110)	110		181	(181)
Changes in fair value of securities used to
hedge guaranteed living benefits	(120)	(42)	(78)	43	15	28	(260)	(91)	(169)
Changes in benefit reserves and DAC, VOBA
and SIA related to net realized capital
gains (losses)	(195)	(68)	(127)	15	5	10	217	76	141
Other (income) expense - net	(42)	(15)	(27)	233	82	151	-	-	-
Loss on extinguishment of debt	74	26	48	756	265	491	2,282	799	1,483
Net realized capital (gains) losses	1,944	561	1,383	(776)	(271)	(505)	(739)	(259)	(480)
Noncontrolling interest on
net realized capital (gains) losses			(61)			29			10
Loss from discontinued operations			90			-			50
(Income) loss from divested businesses	(545)	(309)	(236)	59	43	16	(2,169)	(707)	(1,462)
Non-operating litigation reserves and
settlements	(41)	(14)	(27)	(82)	(29)	(53)	(258)	92	(350)
Reserve development related to certain
non-operating run-off insurance business	-	-	-	30	10	20	-	-	-
Net loss reserve discount benefit (charge)	(427)	(150)	(277)	(71)	(16)	(55)	478	167	311
Pension expense related to a one-time
lump sum payment to former employees	147	51	96	-	-	-	-	-	-
Restructuring and other costs	694	243	451	496	174	322	-	-	-

AIG | 2016 Form 10-K                            64

ITEM 7 | Consolidated Results of Operations

Pre-tax operating income/After-tax
operating income	$1,415	$448	$406	$3,984	$1,115	$2,872	$10,052	$3,126	$6,941

Weighted average diluted shares outstanding			1,091.1			1,334.5			1,447.6
Income (loss) per common share attributable
to AIG (diluted)			$(0.78)			$1.65			$5.20
After-tax operating income (loss) per
common share attributable to AIG (diluted)*			$0.36			$2.15			$4.79

*   For 2016, because we reported a net loss, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per   share amounts.  However, because we reported after-tax operating income, the calculation of after-tax operating income per diluted share includes 30,326,772 dilutive shares.

pre-tax income (LOSS) Comparison for 2016 and 2015

Pre-tax results decreased in 2016 compared to 2015 primarily due to:

•     adverse prior year loss reserve development in Commercial Insurance of $5.6 billion in 2016 compared to $3.3 billion in 2015; and

•     net realized losses compared to net realized gains in the prior-year period due to:

–   foreign exchange losses in 2016 compared to foreign exchange gains in 2015 primarily due to $910 million of remeasurement losses for a short-term intercompany balance;

–     the sale of Class B shares of Prudential Financial Inc. and common shares of Springleaf Holdings, Inc. (Springleaf, now known as OneMain Holdings, Inc.) in 2015; and

–   a net decrease of $1.4 billion related to guaranteed living benefits, net of hedges, primarily due to movement in the non-performance or “own credit” risk adjustment (NPA) component of the embedded derivative fair value measurement and 2016 actuarial assumption updates to surrender and mortality assumptions (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results).

These decreases were partially offset by:

•       favorable adjustments to reserves and DAC in Consumer Insurance, including higher net positive adjustments in 2016 to reflect the update of actuarial assumptions in Individual Retirement and Life Insurance;

•       improved underwriting results in Personal Insurance;

•       lower general operating expenses reflecting strategic actions to reduce expenses;

•     lower loss on extinguishment of debt from ongoing liability management activities; and

•     higher income from divested businesses due to gains on the sales of UGC, AIG Advisor Group and NSM, partially offset by losses on the agreements to sell Fuji Life and certain assets to Fairfax.

pre-tax income Comparison for 2015 and 2014

Pre-tax income decreased in 2015 compared to 2014 primarily due to:

•       adverse prior year loss reserve development in Commercial Insurance of $3.3 billion in 2015 compared to $503 million in 2014;

•       lower net investment income due to lower income from alternative investments, reinvestment yields, and assets for which the fair value option was elected;

•       less favorable adjustments to reserves and DAC in Consumer Insurance, including a lower net positive adjustment to reflect the update of actuarial assumptions in Individual Retirement and additional reserves for Life Insurance, as well as higher catastrophe losses and lower net favorable prior year loss reserve development in Personal Insurance;

•     lower Other income primarily due to lower appreciation on assets for which the fair value option was elected and lower fair value income on derivative positions; and

•     lower income from divested businesses as a result of the sale of ILFC in the second quarter of 2014.

These decreases were partially offset by:

•     a lower loss on extinguishment of debt from ongoing liability management activities;

•     lower general operating expenses reflecting strategic actions to reduce expenses; and

AIG | 2016 Form 10-K                          65

ITEM 7 | Consolidated Results of Operations

•     higher net realized gains compared to prior period due to:

–   a $264 million increase from the change in the fair value of GMWB embedded derivatives related to variable annuity guaranteed living benefits, net of all related economic hedges (See Insurance Reserves –Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results for additional discussion); and

–   higher net realized capital gains from sales of investments, which included realized gains on the sales of Class B shares of Prudential Financial, Inc., a portion of our holdings in People’s Insurance Company (Group) of China Limited and PICC Property & Casualty Company Limited (collectively, our PICC Investment), and common shares of OneMain Holdings, Inc., mostly offset by a realized loss on the sale of ordinary shares of AerCap and an increase in other-than-temporary impairment charges.

Income Tax expense analysis

For the year ended December 31, 2016, the effective tax rate on loss from continuing operations was not meaningful. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 35 percent primarily due to

•      tax charges of:

–    $234 million associated with effect of foreign operations,

–    $216 million of tax and related interest associated with increases in uncertain tax positions related to cross border financing transactions,

–    $118 million related to disposition of subsidiaries,

–    $102 million related to non-deductible transfer pricing charges, and

–    $83 million related to increases in the deferred tax asset valuation allowances associated with U.S. federal and certain foreign jurisdictions;

•      partially offset by tax benefits of:

–    $253 million related to tax exempt income,

–    $164 million associated with a portion of the U.S. Life Insurance Companies capital loss carryforwards previously treated as expired that was restored and utilized,

–    $116 million related to the impact of an agreement reached with the Internal Revenue Service (IRS) related to certain tax issues under audit, and

–    $132 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities.

Effect of foreign operations is primarily related to foreign exchange losses incurred by our foreign subsidiaries related to the weakening of the British pound following the Brexit vote taxed at a statutory tax rate lower than 35 percent.

For the year ended December 31, 2016, our repatriation assumptions with respect to certain European operations remain unchanged and related foreign earnings continue to be indefinitely reinvested. Our repatriation assumptions related to certain operations in Canada, South Africa and Asia Pacific region have changed and related foreign earnings are now considered to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active non-U.S. business operations. Further, we do not intend to repatriate these earnings to fund U.S. operations.  As a result, U.S. deferred taxes have not been provided on $2 billion of accumulated earnings, including accumulated other comprehensive income, of these non-U.S. affiliates. Potential U.S. income tax liabilities related to such earnings would be offset, in whole or in part, by allowable foreign tax credits resulting from foreign taxes paid to foreign jurisdictions in which such operations are located.  As a result, we currently believe that any incremental U.S. income tax liabilities relating to indefinitely reinvested foreign earnings would not be significant. Deferred taxes have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested. See Note 23 to the Consolidated Financial Statements for additional information.

For the year ended December 31, 2015, the effective tax rate on income from continuing operations was 32.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits of $195 million associated with tax exempt interest income, $127 million related to reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, $58 million associated with the effect of foreign operations, and $109 million related to the partial completion of the IRS examination covering tax year 2006, partially offset by $324 million of tax charges and related interest associated with increases in uncertain tax positions related to cross border financing transactions, and $110 million related to increases in the deferred tax asset valuation allowances associated with certain foreign jurisdictions. See Note 23 to the Consolidated Financial Statements for additional information.

AIG | 2016 Form 10-K                            66

ITEM 7 | Consolidated Results of Operations

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

Business Segment Operations

Our business operations consist of Commercial Insurance, Consumer Insurance, Other Operations, and a Legacy Portfolio.

Commercial Insurance consists of two modules: Liability and Financial Lines and Property and Special Risks. Consumer Insurance consists of four modules: Group Retirement, Individual Retirement, Life Insurance and Personal Insurance. Other Operations consists of businesses and items not allocated to our other businesses, which are primarily AIG Parent, Institutional Markets, United Guaranty and Fuji Life. Our Legacy Portfolio consists of our Legacy Property and Casualty Run-Off Insurance Lines, Legacy Life Insurance Run-Off Lines and Legacy Investments.

We modified the presentation of our segment results in 2016 to reflect our new operating structure and prior periods’ presentation has been revised to conform to the new structure.

See Note 3 to the Consolidated Financial Statements for further information on our segment changes.

The following table summarizes our business segment operations. See also Note 3 to the Consolidated Financial Statements.

Years Ended December 31,
(in millions)	2016	2015	2014
Core business:
Commercial Insurance
Liability and Financial Lines	$(2,649)	$(661)	$3,044
Property and Special Risks	(86)	1,226	1,203
Commercial Insurance	(2,735)	565	4,247
Consumer Insurance
Individual Retirement	2,269	1,812	2,306
Group Retirement	931	1,100	1,229
Life Insurance	(37)	(51)	290
Personal Insurance	686	68	381
Consumer Insurance	3,849	2,929	4,206
Other Operations	(748)	(567)	(958)
Total Core	366	2,927	7,495
Legacy Portfolio	1,007	1,133	2,576
Consolidations, eliminations and other adjustments	42	(76)	(19)
Pre-tax operating income	$1,415	$3,984	$10,052

AIG | 2016 Form 10-K                          67

ITEM 7 | Business Segment Operations  | Commercial Insurance

Commercial Insurance

PRODUCTS AND DISTRIBUTION

Liability: Products include general liability, environmental, commercial automobile liability, workers’ compensation, excess casualty and crisis management insurance products. Casualty also includes risk- sharing and other customized structured programs for large corporate and multinational customers.

Financial Lines: Products include professional liability insurance for a range of businesses and risks, including directors and officers liability (D&O), mergers and acquisitions (M&A), fidelity, employment practices, fiduciary liability, cyber risk, kidnap and ransom, and errors and omissions insurance (E&O).

Property: Products include commercial, industrial and energy-related property insurance products and services that cover exposures to man-made and natural disasters, including business interruption.

Special Risks: Products include aerospace, political risk, trade credit, portfolio solutions, surety and marine insurance.

Distribution

Commercial Insurance products are primarily distributed through a network of independent retail and wholesale brokers.

BUSINESS STRATEGY

Customer: We provide commercial insurance solutions to the full spectrum of enterprises — from large, multinational, and mid-sized companies to small businesses, entrepreneurs, and non-profit organizations across the globe. We  expect that investments in underwriting, claims services,  client risk services, science and data will continue to differentiate us from our peers and drive a superior client experience.

Sharpen Commercial Focus: Create a leaner, more focused, and more profitable Commercial Insurance organization. Deliver a more competitive return on equity across our businesses primarily through improvements in our loss ratio.  Optimize our business portfolio through risk selection by using enhanced data, analytics and the application of science to deliver superior risk-adjusted returns. Exit or remediate targeted sub-segments of underperforming portfolios or non-core businesses that do not meet our risk acceptance or profitability objectives. Maintain and grow profitable accounts and deliver a better client experience.

Drive Efficiency: Reorganized our operating model into “modular”, business units with greater end-to-end accountability, transparency,  and strategic flexibility,  enhancing decision making and driving performance improvement over time; increase capital fungibility and diversification; streamline our legal entity structure; optimize reinsurance; improve tax efficiency and reduce expenses.

Invest to Grow: Grow our higher-value businesses while investing in transformative opportunities, continuing initiatives to modernize our technology and infrastructure, advancing our engineering capabilities, innovating new products and client risk services and delivering a better client experience.

AIG | 2016 Form 10-K                            68

ITEM 7 | Business Segment Operations  | Commercial Insurance

COMPETITION and challenges

Operating in a highly competitive industry,  Commercial Insurance competes against several hundred companies, specialty  insurance organizations, mutual companies and other underwriting organizations in the U.S. In international markets, we compete for business with the foreign  insurance operations of large global insurance groups and local companies in specific market areas and product types. Insurance companies compete through a combination of risk acceptance criteria, product pricing, service and terms and conditions. Commercial Insurance seeks to distinguish itself in the insurance industry primarily based on its well-established brand, global franchise, multinational capabilities, financial and capital strength, innovative products, claims expertise to handle complex claims, expertise in providing specialized coverages and customer service.

We serve our business and individual customers on a global basis — from the largest multinational corporations to local businesses and individuals. Our clients benefit from our substantial underwriting expertise.

Our challenges include:

•     information technology infrastructure modernization, which puts pressure on our efforts to reduce operating expenses;

•     long-tail exposures create added challenges to pricing and risk management;

•     over capacity in certain lines of business creates downward market pressure on pricing;

•     tort environment volatility in certain jurisdictions and lines of business; and

•     volatility in claims arising from natural and man-made catastrophes.

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific business:

Liability and Financial Lines

We have observed an increase in frequency of severity of losses, particularly in Auto, which is impacting not only the primary books, but also having leverage impacts on excess layers.  Loss cost trend rates across U.S. casualty lines in general are increasing with the exception of U.S. workers’ compensation.  The market is still challenging in terms of the level of capacity, which is continuing to impact the rate environment.  The overall rates we have achieved have been positive across most business lines (in particular in auto where we have seen a large number of double digit increases as we have remediated underpriced business through a combination of product exits and use of reinsurance).  The current accident year deterioration has seen partial offsets as a result of actions taken in 2016 to grow higher value lines such as M&A and Cyber.

Liability and Financial Lines has large international exposure within the total Commercial Insurance portfolio and will therefore remain sensitive to volatility in foreign currencies.

Property and Special Risks

In 2016, Property and Special Risks experienced growth in certain strategic high value businesses that led to positive results that met or exceeded our expectations, including U.S. middle market property, and we expect such growth to continue in 2017. The U.S. large limit property business continues to be a profitable investment area, and remains at volumes consistent with 2015. Property and Special Risks also expects that expansion in certain growth economies will continue at a faster pace than in developed countries, but at levels lower than those previously expected due to revised economic assumptions.  Rates in more commoditized lines of business such as U.S. Excess and Surplus lines continue to be unsatisfactory and we intend to continue to reduce our net premiums written in these areas.

Overall, Property and Special Risks experienced rate pressure in 2016, which is expected to continue in the near term, particularly in the U.S. and Europe. Property and Special Risks continues to differentiate its underwriting capacity from its peers by leveraging its global footprint, diverse product offering, risk engineering expertise and significant underwriting experience.

Primarily due to reductions in the Property portfolio driven by actions to address accounts with inadequate price and/or terms and conditions, catastrophe exposures have declined.

AIG | 2016 Form 10-K                          69

ITEM 7 | Business Segment Operations  | Commercial Insurance

COMMERCIAL INSURANCE RESULTS

Years Ended December 31,				Change
(in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues:
Premiums	$18,100	$19,715	$20,407	(8)%		(3)%
Net investment income	3,268	3,421	4,255	(4)		(20)
Total operating revenues	21,368	23,136	24,662	(8)		(6)
Benefits and expenses:
Policyholder benefits and losses incurred	18,828	16,660	14,226	13		17
Amortization of deferred policy acquisition costs	2,049	2,349	2,497	(13)		(6)
General operating and other expenses(a)	3,226	3,562	3,692	(9)		(4)
Total operating expenses	24,103	22,571	20,415	7		11
Pre-tax operating income (loss)	$(2,735)	$565	$4,247	NM	%	(87)%
Loss ratio(b)	104.0	84.5	69.7	19.5	14.8
Acquisition ratio	15.7	16.4	16.0	(0.7)	0.4
General operating expense ratio	13.4	13.6	14.3	(0.2)	(0.7)
Expense ratio	29.1	30.0	30.3	(0.9)	(0.3)
Combined ratio(b)	133.1	114.5	100.0	18.6	14.5
Adjustments for accident year loss ratio, as adjusted and
accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(6.5)	(3.0)	(3.0)	(3.5)	-
Prior year development net of premium adjustments	(30.8)	(16.8)	(2.1)	(14.0)	(14.7)
Accident year loss ratio, as adjusted	66.7	64.7	64.6	2.0	0.1
Accident year combined ratio, as adjusted	95.8	94.7	94.9	1.1	(0.2)

(a)  Includes general operating expenses, commissions and other acquisition expenses.

(b)  Consistent with our definition of Pre-tax operating income, excludes loss reserve discount.

The following table presents Commercial Insurance net premiums written by module, showing change on both reported and constant dollar basis:

Years Ended December 31,				Percentage Change in		Percentage Change in
				U.S. dollars		Original Currency
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014	2016 vs. 2015	2015 vs. 2014
Liability and Financial Lines	$9,379	$12,570	$12,718	(25)%	(1)%	(25)%	4%
Property and Special Risks	7,549	8,046	8,055	(6)	-	(4)	6
Total net premiums written	$16,928	$20,616	$20,773	(18)%	(1)%	(17)%	4%

AIG | 2016 Form 10-K                            70

ITEM 7 | Business Segment Operations  | Commercial Insurance

The following tables present Commercial accident year catastrophes and severe losses by geography(a) and number of events:

Catastrophes(b)

	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
Year Ended December 31, 2016
Flooding	3	$126	$-	$22	$4	$152
Windstorms and hailstorms	19	579	15	20	38	652
Wildfire	2	93	-	1	39	133
Earthquakes	3	153	5	4	27	189
Other	1	-	-	36	3	39
Reinstatement premiums		-	-	-	1	1
Total catastrophe-related charges	28	$951	$20	$83	$112	$1,166
Year Ended December 31, 2015
Flooding	4	$74	$-	$67	$2	$143
Windstorms and hailstorms	14	303	13	10	84	410
Wildfire	1	9	-	-	-	9
Tropical cyclone	1	6	6	-	-	12
Earthquakes	1	6	-	-	1	7
Total catastrophe-related charges	21	$398	$19	$77	$87	$581
Year Ended December 31, 2014
Flooding	1	$16	$-	$-	$-	$16
Windstorms and hailstorms	14	336	12	14	28	390
Tropical cyclone	4	105	24	-	16	145
Earthquakes	1	48	-	-	1	49
Reinstatement premiums		-	-	-	2	2
Total catastrophe-related charges	20	$505	$36	$14	$47	$602

(a)  Geography shown in the table represents where the ultimate liability resides, after intercompany reinsurance agreements, and is not necessarily indicative of where the catastrophe or severe loss events have occurred.  This presentation follows our geography modules.  See Item 1. Business for further discussion on our geography modules.

(b) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Severe Losses(c)

Years Ended December 31,	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
2016	22	$183	$-	$191	$31	$405
2015	29	$260	$-	$317	$122	$699
2014	30	$169	$-	$-	$423	$592

(c)  Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

AIG | 2016 Form 10-K                          71

ITEM 7 | Business Segment Operations  | Commercial Insurance

Liability and Financial Lines Results

Years Ended December 31,				Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Underwriting results:
Net premiums written	$9,379	$12,570	$12,718	(25)%	(1)%
(Increase) decrease in unearned premiums	1,191	(704)	(116)	NM	NM
Net premiums earned	10,570	11,866	12,602	(11)	(6)
Losses and loss adjustment expenses incurred	13,134	11,946	9,278	10	29
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,098	1,439	1,464	(24)	(2)
Other acquisition expenses	303	337	464	(10)	(27)
Total acquisition expenses	1,401	1,776	1,928	(21)	(8)
General operating expenses	1,384	1,623	1,762	(15)	(8)
Underwriting loss	(5,349)	(3,479)	(366)	(54)	NM
Net investment income	2,700	2,818	3,410	(4)	(17)
Pre-tax operating income (loss)	$(2,649)	$(661)	$3,044	(301)%	NM	%
Loss ratio(a)	124.2	100.7	73.7	23.5	27.0

Acquisition ratio	13.3	15.0	15.3	(1.7)	(0.3)
General operating expense ratio	13.1	13.7	14.0	(0.6)	(0.3)
Expense ratio	26.4	28.7	29.3	(2.3)	(0.6)
Combined ratio(a)	150.6	129.4	103.0	21.2	26.4
Adjustments for accident year loss ratio, as adjusted, and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	-	(0.1)	(0.1)	0.1	-
Prior year development net of premium adjustments	(50.9)	(30.4)	(5.8)	(20.5)	(24.6)
Accident year loss ratio, as adjusted	73.3	70.2	67.8	3.1	2.4
Accident year combined ratio, as adjusted	99.7	98.9	97.1	0.8	1.8

(a) Consistent with our definition of Pre-tax operating income, excludes loss reserve discount.

Business and Financial Highlights

The net premiums written decrease in 2016 was driven by the Swiss Re quota share treaty, portfolio optimization and execution on our pricing strategy, partially offset by growth in targeted lines of business. The increase in net losses was driven by net adverse prior year reserve development. The acquisition expense decrease was primarily related to the 2016 Swiss Re quota share treaty. The general operating expense decrease was driven by lower employee-related expenses and other expense savings initiatives. Lower net investment income was driven primarily by lower alternative investment returns due to weaker performance in equity markets compared to prior years.

We continue to reduce the relative size of our U.S. casualty portfolio within Liability and Financial Lines and consequently expect that net premiums written will continue to decline through 2017, in large part driven by the impact of our continued strategy on risk selection, disciplined underwriting and execution of our reinsurance strategy to further reduce risk.

As discussed in the Executive Summary, in January 2017, we entered into an adverse development reinsurance agreement with NICO, which covers 80 percent of up to $9 billion of potential future prior year development on substantially all of our U.S. Casualty and Financial Lines exposures for accident years 2015 and prior. Under U.S. GAAP, any potential future prior year development would be recognized immediately as losses are incurred; however, the related recoveries under the reinsurance agreement would be deferred and recognized over the expected recovery period.

AIG | 2016 Form 10-K                            72

ITEM 7 | Business Segment Operations  | Commercial Insurance

Liability and Financial Lines Pre-Tax Operating (Loss) (in millions)

2016 and 2015 Comparison

Pre-tax operating loss increased primarily due to:

•     higher adverse prior year reserve development (increase by $1.8 billion);

•     lower net premiums earned primarily driven by reinsurance and portfolio optimization; and

•     lower net investment income due to lower income on alternative investments and lower interest and dividends.

These increases were partially offset by:

•     lower general operating expenses primarily due to lower employee-related expenses and other expense reduction initiatives; and

•     lower acquisition expenses primarily due to the ceding commissions related to the reinsurance arrangement with Swiss Re Group which became effective in the first quarter of 2016.

Liability and Financial Lines Pre-Tax Operating Income (Loss) (in millions)

2015 and 2014 Comparison

Pre-tax operating income decreased primarily due to:

•     higher net adverse prior year loss reserve development (increase by $2.9 billion); and

•     lower net investment income driven by lower income on alternative investments as well as lower return on assets due to decreases in interest rates.

These decreases were partially offset by:

•     lower general operating expenses primarily due to lower employee-related expenses resulting from actions to streamline our management structure and general cost containment measures commenced in 2015; and

•     lower total acquisition expense driven primarily by lower commission rates.

AIG | 2016 Form 10-K                          73

ITEM 7 | Business Segment Operations  | Commercial Insurance

Liability and Financial Lines Net Premiums Written (in millions)

2016 and 2015 Comparison

Net premiums written decreased primarily due to:

•     the effect of the reinsurance arrangement with the Swiss Re Group;

•     continued execution of our strategy to enhance risk selection and optimize our product portfolio, including non-renewals, and revising rates, terms and conditions in certain underperforming products, particularly U.S. casualty;

•     lower new and renewal business reflecting efforts to adhere to underwriting discipline in the current competitive environment; and

•     the renewal of a multi-year E&O policy in the U.S. in 2015.

These decreases were partially offset by growth in certain targeted lines of business.

Liability and Financial Lines Net Premiums Written (in millions)

2015 and 2014 Comparison

Net premiums written decreased primarily due to:

•       declines in Liability reflecting:

–   continued execution of our strategy to enhance our portfolio mix, including reduced production in certain underperforming products such as excess casualty; and

–   a decrease in loss sensitive business.

This decrease was partially offset by:

•     an increase in Financial Lines reflecting:

–   higher renewal retention on growth products such as cyber and M&A; and

–   renewal of a multi-year E&O policy in the U.S. in the first quarter of 2015.

AIG | 2016 Form 10-K                            74

ITEM 7 | Business Segment Operations  | Commercial Insurance

Liability and Financial Lines Combined Ratios

2016 and 2015 Comparison

The increase in combined ratio reflects:

•     an increase in the loss ratio partially offset by a decrease in the expense ratio.

The increase in the loss ratio reflects:

•      reserve strengthening mainly in U.S. Workers’ compensation U.S. Other casualty and Financial lines; and

•      higher accident year loss ratio, as adjusted, in Liability.

The decrease in the expense ratio reflects:

•     a decrease in general operating expense ratio due to our ongoing  focus on cost efficiency; and

•     lower acquisition expense ratio driven by higher commission income through new reinsurance transactions.

Liability and Financial Lines Combined Ratios

2015 and 2014 Comparison

The increase in combined ratio reflects:

•      an increase in the loss ratio partially offset by a decrease in the expense ratio.

The increase in loss ratio reflects:

•     reserve strengthening primarily in U.S. Excess casualty as well as Financial lines; and

•      higher accident year loss ratio, as adjusted, driven by Casualty.

The decrease in the expense ratio reflects:

•      decreases in the general operating expense ratio due to our ongoing focus on cost efficiency; and

•      lower acquisition ratio driven by change in business mix.

AIG | 2016 Form 10-K                          75

ITEM 7 | Business Segment Operations  | Commercial Insurance

Property and Special Risks Results

Years Ended December 31,				Change
(in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Underwriting results:
Net premiums written	$7,549	$8,046	$8,055	(6)%		-%
Increase in unearned premiums	(19)	(197)	(250)	90		21
Net premiums earned	7,530	7,849	7,805	(4)		1
Losses and loss adjustment expenses incurred	5,694	4,714	4,948	21		(5)
Acquisition expenses:
Amortization of deferred policy acquisition costs	951	910	1,033	5		(12)
Other acquisition expenses	493	542	307	(9)		77
Total acquisition expenses	1,444	1,452	1,340	(1)		8
General operating expenses	1,046	1,060	1,159	(1)		(9)
Underwriting income (loss)	(654)	623	358	NM		74
Net investment income	568	603	845	(6)		(29)
Pre-tax operating income (loss)	$(86)	$1,226	$1,203	NM	%	2%
Loss ratio	75.6	60.1	63.4	15.5	(3.3)

Acquisition ratio	19.2	18.5	17.2	0.7	1.3
General operating expense ratio	13.9	13.5	14.8	0.4	(1.3)
Expense ratio	33.1	32.0	32.0	1.1	-
Combined ratio	108.7	92.1	95.4	16.6	(3.3)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(15.4)	(7.3)	(7.6)	(8.1)	0.3
Prior year development net of premium adjustments	(2.8)	3.6	3.8	(6.4)	(0.2)
Accident year loss ratio, as adjusted	57.4	56.4	59.6	1.0	(3.2)
Accident year combined ratio, as adjusted	90.5	88.4	91.6	2.1	(3.2)

Business and Financial Highlights

The net premiums written decrease in 2016 was driven by portfolio optimization and continued challenging market conditions, coupled with a decrease of assumed premiums related to the 50 percent quota share reinsurance agreement with United Guaranty. This quota share reinsurance agreement contributed $146 million and $86 million to pre-tax operating income in 2016 and 2015, respectively.  The increase in net losses and loss ratio were driven by higher catastrophes and higher net adverse prior year loss reserve development, partially offset by lower severe losses. The expense ratio increase was mainly driven by business mix shift and premium reduction, which more than offset expense reduction. Lower net investment income was driven primarily by lower alternative investment returns due to weaker performance in equity markets compared to prior years.

Our sale of the Ascot business at the end of 2016 will also lead to a decline in net premiums written in 2017.

AIG | 2016 Form 10-K                            76

ITEM 7 | Business Segment Operations  | Commercial Insurance

Property and Special Risks Pre-Tax Operating Income (Loss) (in millions)

2016 and 2015 Comparison

Pre-tax operating income decreased primarily due to:

•     higher adverse prior year development primarily due to an increase in the U.S. Programs business;

•     increased catastrophe losses by approximately $600 million; and

•     lower net investment income due to lower income on alternative investments.

These declines were partially offset by:

•     lower severe losses;

•     the effect of the 50 percent quota share reinsurance agreement with UGC; and

•     slightly lower general operating expenses primarily due to lower employee-related expenses and other expense reduction initiatives.

Property and Special Risks Pre-Tax Operating Income (in millions)

2015 and 2014 Comparison

Pre-tax operating income increased slightly primarily due to:

•     favorable impact of $87 million from the 50 percent quota share reinsurance agreement with UGC which became effective in the first quarter of 2015; and

•     lower attritional losses due to enhanced risk selection.

This was partially offset by:

•     lower net investment income due to lower income on alternative investments as well as lower income on investments  accounted for under the fair value option;

•     slightly higher general operating expenses due to the NSM acquisition, which was consolidated commencing in the second quarter of 2015;

•     higher acquisition other expenses due to an increase in net commission expenses in certain classes of businesses, as well as higher premium taxes and other assessments reflecting changes in the business mix; and

•     higher severe losses.

AIG | 2016 Form 10-K                          77

ITEM 7 | Business Segment Operations  | Commercial Insurance

Property and Special Risks Net Premiums Written (in millions)

2016 and 2015 Comparison

Net premiums written decreased primarily due to:

•     continued execution of our strategy to optimize our portfolio mix;

•     increases in rate pressure, significant competition and challenging market conditions;

•     lower new and renewal business reflecting the continued adherence to our underwriting discipline in the current competitive environment; and

•     lower premiums related to the 50 percent quota share reinsurance agreement with UGC.

These decreases were partially offset by:

•     increases in target growth business in Special Risks.

Property and Special Risks Net Premiums Written (in millions)

2015 and 2014 Comparison

Net premiums written decreased slightly primarily due to:

•     portfolio optimization and continued challenging market conditions; and

•     reduced production in certain products due to enhanced risk selection.

These decreases were partially offset by:

•     the favorable impact of $392 million from the 50 percent quota share reinsurance agreement with UGC which became effective in the first quarter of 2015

AIG | 2016 Form 10-K                            78

ITEM 7 | Business Segment Operations  | Commercial Insurance

Property and Special Risks Combined Ratios

2016 and 2015 Comparison

The increase in combined ratio reflected:

•      an increase in the loss ratio and expense ratio.

The increase in the loss ratio reflected:

•      higher accident year loss ratio, as adjusted, driven by higher attritional loss ratio in the U.S. Programs business;

•      higher catastrophe losses;

•      higher net adverse prior year development; and

•      partially offset by lower severe losses, as well as the effect of the 50 percent quota share reinsurance agreement with UGC.

The increase in expense ratio reflected:

•      higher general operating expense ratio due to timing of premium reduction, which more than offset expense reduction; and

•      higher acquisition ratios driven by change in business mix.

Property and Special Risks Combined Ratios

2015 and 2014 Comparison

The decrease in combined ratio reflected:

•      decrease in the loss ratio partially offset by an increase in the acquisition ratio.

The decrease in both loss ratio and accident year loss ratio, as adjusted, reflected:

•      lower attritional loss ratio from U.S. Property;

•      lower attritional loss ratio in Special Risks which reflected the effect of the 50 percent quota share reinsurance agreement with UGC; and

•      partially offset by an increase of 1.3 points in severe losses.

The expense ratio remained unchanged reflecting:

•      higher acquisition ratio due to an increase in net commission expenses in certain classes of businesses, as well as higher premium taxes and other assessments reflecting change in business mix; and

•     partially offset by lower general operating expense ratio due to lower employee-related expenses, and other expense reduction initiatives.

AIG | 2016 Form 10-K                          79

ITEM 7 |  Business Segment Operations | Consumer Insurance

Consumer Insurance

PRODUCTS AND DISTRIBUTION

Variable Annuities: Products include variable annuities that offer a combination of growth potential, death benefit features and income protection features.  Variable annuities are distributed primarily through banks, wirehouses, and regional and independent broker-dealers.

Index Annuities: Products include fixed index annuities that provide growth potential based in part on the performance of a market index. Certain fixed index annuity products offer optional income protection features. Fixed index annuities are distributed primarily through banks, broker dealers, independent marketing organizations and independent insurance agents.

Fixed Annuities: Products include single premium fixed annuities, immediate annuities and deferred income annuities. The Fixed Annuities product line maintains its industry-leading position in the U.S. bank distribution channel by designing products collaboratively with banks and offering an efficient and flexible administration platform.

Retail Mutual Funds: Includes our mutual fund sales and related administration and servicing operations. Retail Mutual Funds are distributed primarily through broker-dealers.

Group Retirement: Products  and services include group mutual funds, group fixed annuities,  group variable annuities, individual annuity and investment products, and financial planning and advisory  services.

Products and services are marketed by the Variable Annuity Life Insurance Company (VALIC) under the VALIC brand and include investment offerings and plan administrative and compliance services. VALIC career financial advisors and independent financial advisors provide retirement plan participants with enrollment support and comprehensive financial planning services.

AIG | 2016 Form 10-K                            80

ITEM 7 |  Business Segment Operations | Consumer Insurance

Life Insurance: In the U.S., primarily includes term life and universal life insurance. International operations include the distribution of life and health products in the UK and Ireland.  Life products in the U.S. are primarily distributed through independent marketing organizations, independent insurance agents, financial advisors and direct marketing.

Individual: Products include personal auto and property in Japan and other selected international markets and insurance for high net worth individuals offered through AIG Private Client Group, including auto, homeowners, umbrella, yacht, fine art and collections insurance with a focus on the U.S. and multi-national coverage offerings. Products are distributed through various channels, including agents and brokers.

Group: Products include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations, a broad range of travel insurance products and services for leisure and business travelers as well as extended warranty insurance covering electronics, appliances, and HVAC industries. Products are distributed through various channels, including agents, brokers, affinity partners, airlines and travel agents.

BUSINESS STRATEGY

Customer: Strive to be our clients’ most valued insurer through our unique franchise, which brings together a broad portfolio of retirement, life insurance and personal insurance products offered through multiple distribution networks. Consumer Insurance focuses on ease of doing business, offering valuable solutions, and expanding and deepening its distribution relationships across multiple channels.

Sharpen Consumer Focus: Invest  in  areas  where  Consumer  Insurance  can  grow profitability and sustainably,  and achieve  and  maintain  industry  leading  positions.  Narrow  Consumer Insurance’s footprint  in  less  profitable markets with  insufficient scale.

Individual Retirement will  continue  to  capitalize  on  the opportunity to  meet  consumer  demand  for  guaranteed  income  by  maintaining  innovative  variable  and  index  annuity  products,  while  also  managing  risk  from guarantee features  through  risk-mitigating  product  design and  well-developed  economic  hedging  capabilities.

Our  fixed annuity products provide  diversity  in  our  annuity  product  suite  by  offering  stable  returns  for  retirement  savings.

Group Retirement continues  to  enhance  its  technology platform to  improve  the customer  experience for  plan sponsors  and  individual  participants.  VALIC’s  self-service tools paired with its career financial advisors provide a  compelling  service  platform.

Life Insurance continues  to  invest to  position  itself for  growth,  while executing on strategies  to  enhance  returns.

Life Insurance is focused on rationalizing its product portfolio, aligning distribution with its most  productive  channels, consolidating systems  to  state-of-the-art platforms, and employing innovative underwriting enhancements.

Personal Insurance aims  to provide clients  with valuable solutions,  delivered through the  channels  they  prefer.  We continue  to  focus  and invest in the  most  profitable markets and segments, while narrowing our footprint where appropriate.

We are also leveraging our multinational capabilities to  meet  the increasing demand for cross-border coverage  and  services. Personal Insurance will  continue to  use our  strong risk management and market expertise to foster  growth  by  providing innovative and  competitive  solutions  to  its customers and distributors.

AIG | 2016 Form 10-K                          81

ITEM 7 |  Business Segment Operations | Consumer Insurance

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

Balance Sheet Management: Lead a rigorous product and portfolio approach with enhanced product design and high quality investments that match our asset and liability exposures and are designed to ensure our ability to meet cash and liquidity needs under all operating scenarios.

Value Creation and Capital Management: Strive to deliver solid  earnings through disciplined pricing, sustainable underwriting  improvements, expense reductions, and diversification of risk, while optimizing capital allocation and efficiency within insurance entities to  enhance  ROE.

COMPETITION and challenges

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

Consumer Insurance remains competitive due to its  long-standing  market leading  positions,  innovative  products,  distribution  relationships across multiple channels, customer-focused service, multi-national capabilities and strong financial ratings.

Our primary challenges include:

•         a sustained low interest rate environment, which  makes it difficult to profitably price new products and puts margin pressure on existing business due to lower reinvestment yields;

•         increased competition in our primary markets, including aggressive pricing of annuities by private equity-backed annuity writers, increased competition and consolidation of employer groups in the group retirement planning market, and increased competition for auto and homeowners’ insurance in Japan;

•         increasingly complex new and proposed regulatory requirements have created uncertainty that is affecting industry growth; and

•         investments to upgrade our technology and underwriting processes challenge our management of general operating expenses.

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific modules:

Individual Retirement

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

Changes in the interest rate environment have a significant impact on sales, surrender rates, investment returns, guaranteed income features, and spreads in the annuity industry. See AIG’s Outlook – Industry and Economic Factors – Changes in the Interest Rate Environment for additional discussion of the impact of market interest rate movement on our Individual Retirement business.

Individual Retirement provides products and services to certain employee benefit plans that are subject to the requirements of the DOL Fiduciary Rule.  For additional information on the DOL Fiduciary Rule, including the recent decision by the new administration to request a further review of the DOL Fiduciary Rule, see Part I, Item 1. Business – Regulation.

AIG | 2016 Form 10-K                            82

ITEM 7 |  Business Segment Operations | Consumer Insurance

Group Retirement

Group Retirement competes in the defined contribution market under its VALIC  brand.  VALIC  is a leading retirement  plan provider in the  U.S. for  K-12  schools  and school  districts, higher education, healthcare, government and other not-for-profit institutions. The defined contribution market is a highly efficient and competitive market that requires support for  both plan  sponsors and individual participants.  To  meet  this  challenge,  VALIC  is investing  in a  client-focused  technology  platform  to support  improved compliance  and self-service functionality. VALIC’s  service model  pairs self-service  tools with its career financial advisors who provide individual plan participants with enrollment support and comprehensive financial planning services.

Changes in the interest rate environment have a significant impact on sales, surrender rates, investment returns, guaranteed income features, and spreads in the annuity industry. See AIG’s Outlook –Industry and Economic Factors - Changes in the Interest Rate Environment for additional discussion of the impact of market interest rate movement on our Group Retirement business.

Group Retirement provides products and services to certain employee benefit plans that are subject to the requirements of the DOL Fiduciary Rule.  For additional information on the DOL Fiduciary Rule, including the recent decision by the new administration to request a further review of the DOL Fiduciary Rule, see Part I, Item 1. Business – Regulation.

Life Insurance

Consumers have increased needs for financial protection for beneficiaries, estate planning and wealth creation.  Life Insurance addresses the need for protection against the risk of premature death through a broad spectrum of products that include both term and permanent life insurance. In addition, Life Insurance offers products and benefits that offset other risks such as chronic and critical illness.

In response to a sustained low interest rate environment, Life Insurance has been actively re-pricing products and shifting its focus away from products with long-duration interest rate guarantees by introducing new products with shorter guarantees as well as indexed universal life products. See AIG’s Outlook –Industry and Economic Factors - Changes in the Interest Rate Environment for additional discussion of the impact of market interest rate movement on our Life Insurance business.

Personal Insurance

The need  for full  life cycle  products and  coverage, increases in personal  wealth  accumulation,  and awareness of  insurance  protection and risk management  continue  to  support  the  growth  of the  Personal  Insurance  industry.  Personal Insurance  focuses  on group and corporate clients,  together  with  individual customers  within national markets. We expect  the demand for  multinational  cross-border  coverage  and  services to  increase due to  the  internationalization  of clients  and customers.  We believe our  global presence provides Personal Insurance  a  distinct competitive advantage.

In Japan, the competition for auto insurance has intensified, in part driven by a decline in new car sales and the existence of fewer  but larger insurers.  In addition,  the overall  market size in  homeowners insurance contracted after the  duration restriction on long-term fire insurance became effective  in October 2015. In the U.S., we compete in the high net worth market  and will  continue to  expand  our  innovative  products and services to  distribution partners and  clients. Outside  of Japan  and  the U.S., our Personal Insurance  module  continues to  invest selectively in  markets, which we believe have higher potential for sustainable profitability.

CONSUMER INSURANCE RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Premiums	$13,015	$12,620	$13,444	3%	(6)%
Policy fees	2,411	2,450	2,347	(2)	4
Net investment income	7,345	7,356	7,924	-	(7)
Other income	1,278	2,104	1,998	(39)	5
Total operating revenue	24,049	24,530	25,713	(2)	(5)
Benefits and expenses:
Policyholder benefits and losses incurred	8,858	8,760	8,809	1	(1)
Interest credited to policyholder account balances	3,205	3,207	3,246	-	(1)
Amortization of deferred policy acquisition costs	2,681	2,762	2,655	(3)	4
General operating and other expenses*	5,456	6,872	6,797	(21)	1
Total operating expenses	20,200	21,601	21,507	(6)	-
Pre-tax operating income	$3,849	$2,929	$4,206	31%	(30)%

AIG | 2016 Form 10-K                          83

ITEM 7 |  Business Segment Operations | Consumer Insurance

*    Includes general operating expenses, non-deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

Our insurance companies generate significant revenues from investment activities.  As a result, the modules in Consumer Insurance are subject to variances in net investment income on the asset portfolios that support insurance liabilities and surplus. See Investments for additional information on our investment strategy, asset-liability management process and invested asset composition.

The Individual Retirement, Group Retirement and Life Insurance modules review and update estimated gross profit assumptions used to amortize deferred policy acquisition costs (DAC) and related items for investment-oriented products, as well as other actuarial assumptions, at least annually. As a result, the pre-tax operating earnings of these businesses include adjustments to policy fees, policyholder benefits, interest credited and DAC amortization to reflect such assumption updates, which may be significant. See Insurance Reserves – Life and Annuity Reserves and DAC – Update of Actuarial Assumptions for the amount of adjustments recorded to reflect such assumption updates in 2016, 2015 and 2014 by product line and financial statement line item and for related discussion of the assumption changes that resulted in these adjustments.

Individual Retirement Results

The following table presents individual retirement results:

Years Ended December 31,				Percentage Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Premiums	$163	$137	$242	19%	(43)%
Policy fees	709	670	604	6	11
Net investment income	3,878	3,805	4,103	2	(7)
Advisory fee and other income	1,008	1,838	1,790	(45)	3
Benefits and expenses:
Policyholder benefits and losses incurred	173	328	327	(47)	-
Interest credited to policyholder account balances	1,684	1,702	1,706	(1)	-
Amortization of deferred policy acquisition costs	298	431	315	(31)	37
Non deferrable insurance commissions	226	212	188	7	13
Advisory fee expenses	570	1,277	1,259	(55)	1
General operating expenses	538	688	638	(22)	8
Pre-tax operating income	$2,269	$1,812	$2,306	25%	(21)%

Business and Financial Highlights

A diverse product portfolio enabled Individual Retirement to maintain industry-leading positions in annuity sales despite a challenging environment, which included an industry-wide slowdown primarily driven by uncertainty about the DOL Fiduciary Rule, compared to strong Variable and Index Annuity sales growth in 2015 and 2014. Our total sales of Index Annuities slowed in 2016 but continued to outpace the industry. Fixed Annuities sales increased in 2016 as customers chose the safety of fixed returns in a period of equity volatility, but the sustained low interest rate environment, together with aggressive pricing by private equity-backed annuity writers, resulted in a modest decline in market share in 2016 and negative net flows for Fixed Annuities in 2016, 2015 and 2014. Reinvestment in the low interest rate environment contributed to spread compression in Fixed Annuities, and net investment income results included volatility from alternative investments, mortgage loan prepayments, and fair value option assets. Pre-tax operating income also included adjustments in each year to update actuarial assumptions, particularly from lower surrenders across all product lines. Excluding such adjustments, net growth in average assets for Variable and Index Annuities drove higher fee income, partially offset by increased DAC amortization. The sale of AIG Advisor Group in May 2016 resulted in decreases in advisory fee income, advisory fee expense and general operating expenses in 2016 compared to 2015, but did not result in a significant decrease in pre-tax operating income.

AIG | 2016 Form 10-K                            84

ITEM 7 |  Business Segment Operations | Consumer Insurance

Individual Retirement Pre-Tax Operating Income (in millions)

2016 and 2015 Comparison

Pre-tax operating income increased in 2016 compared to 2015 primarily due to:

•      a higher net positive adjustment from the review and update of actuarial assumptions, which was $369 million in 2016 compared to $92 million in 2015;

•      higher net investment income primarily due to commercial mortgage loan prepayment income, growth in average invested assets and higher gains on securities for which the fair value option was elected, partially offset by lower income on alternative investments compared to 2015;

•      better equity market performance which contributed to a decrease in policyholder benefit expense and DAC amortization. This was partially offset by higher DAC amortization, excluding the impact of actuarial assumption updates and equity market performance, which reflected a higher rate of amortization in Fixed Annuities and growth in Index Annuities;

•      higher policy fee income due to growth in annuity account values from positive net flows; and

•      lower general operating expenses due to decreases in employee-related expenses.

Individual Retirement Pre-Tax Operating Income (in millions)

2015 and 2014 Comparison

Pre-tax operating income in 2015 decreased compared to 2014 primarily due to:

•      lower net investment income due to lower returns on alternative investments in hedge funds and lower base net investment income primarily due to reinvestment in the low interest rate environment;

•      a lower net positive adjustment from the review and update of actuarial assumptions, which was $92 million in 2015 compared to $200 million in 2014;

•      higher DAC amortization in Variable and Index Annuities due to growth in the business and lower equity market returns; and

•      higher general operating expenses due in part to technology investments and higher expenses associated with continued strong sales in Variable and Index Annuities.

These decreases were partially offset by higher policy fee income due to growth in annuity account values.

AIG | 2016 Form 10-K                          85

ITEM 7 |  Business Segment Operations | Consumer Insurance

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums increased in 2016 compared to 2015, primarily due to higher rates in the first half of 2016. Premiums decreased in 2015 compared to 2014, primarily due to lower market interest rates through October 2015.

Premiums and deposits is a non‑GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts and mutual funds under administration.

Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals.

The following table presents a reconciliation of Individual Retirement premiums and deposits to GAAP premiums:

Years Ended December 31,
(in millions)	2016	2015	2014
Premiums	$163	$137	$242
Deposits	15,898	18,238	17,248
Other	1	1	(166)
Premiums and deposits	$16,062	$18,376	$17,324

Surrender Rates

The following table presents surrenders as a percentage of average reserves:

Years Ended December 31,
	2016	2015	2014
Surrenders as a percentage of average reserves
Fixed Annuities	7.6%	7.2%	7.3%
Variable and Index Annuities	5.2	6.0	7.1

The following table presents reserves for Fixed Annuities and Variable and Index Annuities by surrender charge category:

At December 31,	2016		2015
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$34,674	$15,338	$34,317	$13,549
Greater than 0% - 2%	857	4,558	1,543	4,314
Greater than 2% - 4%	2,221	5,741	2,284	4,361
Greater than 4%	12,599	34,966	13,133	32,741
Non-surrenderable	1,606	380	1,342	342
Total reserves	$51,957	$60,983	$52,619	$55,307

AIG | 2016 Form 10-K                            86

ITEM 7 |  Business Segment Operations | Consumer Insurance

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. The increase in the amount and proportion of annuity reserves that have no surrender charge at December 31, 2016 compared to December 31, 2015 was primarily due to normal aging of this book of business, as well as lower than expected surrenders of older contracts with higher minimum interest rates on fixed account balances that have continued to be attractive to the contract holders in the low interest rate environment.  For Variable and Index Annuities, the increase in reserves with higher surrender charges during these periods was due to positive net flows from these product lines during 2016. The increase in the amount of reserves within the surrender charge period, as well as uncertainty around the DOL Fiduciary Rule, drove the improvement in the surrender rate in 2016 and 2015.

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows (in millions)

2016 and 2015 Comparison

•      Fixed Annuities  deposits increased in 2016 primarily due to higher sales in the bank and broker-dealer distribution channels as a result of customers favoring the safety of fixed annuities in response to equity market volatility. Net flows were negative in 2016, but improved compared to 2015 due to higher sales.

•      Variable and Index Annuities net flows in 2016 were significantly lower due to a decrease in premiums and deposits, primarily due to lower sales of variable annuities, which reflected a strategic decision to scale back living benefits during the period of very low interest rates, as well as an industry-wide slowdown and uncertainty around the effect of the new DOL Fiduciary Rule.

•     Retail Mutual Funds net flows increased in 2016 due to improvement in the level of deposits, which was partially offset by higher surrenders, both driven by activity within the Focused Dividend Strategy Portfolio fund.

AIG | 2016 Form 10-K                          87

ITEM 7 |  Business Segment Operations | Consumer Insurance

Individual Retirement Premiums and Deposits and Net Flows (in millions)

2015 and 2014 Comparison

•     Fixed Annuities premiums and deposits increased in 2015 due to new product offerings and increases in market interest rates driven by widening credit spreads in the second half of the year, while net flows continued to be negative, primarily due to the sustained relatively low interest rate environment.

•     Variable and Index Annuities premiums and deposits and net flows reflected lower Variable Annuities sales in 2015, due to market uncertainty around the DOL Fiduciary Rule and equity market volatility, partially offset by an increase in Index Annuity sales.

•     Retail Mutual Funds deposits increased in 2015, driven primarily by activity within the Focused Dividend Strategy Portfolio fund. In 2015, sales and withdrawals for this fund improved compared to a decline in 2014, due to a return to strong performance levels, which drove the growth in Retail Mutual Funds net flows.

Group Retirement Results

Years Ended December 31,				Percentage Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Premiums	$27	$22	$44	23%	(50)%
Policy fees	383	401	405	(4)	(1)
Net investment income	2,146	2,192	2,349	(2)	(7)
Advisory fee and other income	213	219	207	(3)	6
Benefits and expenses:
Policyholder benefits and losses incurred	28	33	79	(15)	(58)
Interest credited to policyholder account balances	1,135	1,113	1,134	2	(2)
Amortization of deferred policy acquisition costs	129	50	31	158	61
Non deferrable insurance commissions	85	71	78	20	(9)
Advisory fee expenses	75	73	56	3	30
General operating expenses	386	394	398	(2)	(1)
Pre-tax operating income	$931	$1,100	$1,229	(15)%	(10)%

Business and Financial Highlights

Group Retirement showed significant improvement in net flows in 2016 compared to 2015 and 2014, due to lower surrenders as well as record sales, resulting in part from its investment in talent, group plan administration record-keeping capabilities and digital functionality. Pressure on investment spread from reinvestment in the low interest rate environment has been partially mitigated by effective crediting rate management. Net investment income results included volatility from alternative investments, mortgage loan prepayments and fair value option assets. Pre-tax operating income also included adjustments in each year to update actuarial assumptions.

AIG | 2016 Form 10-K                            88

ITEM 7 |  Business Segment Operations | Consumer Insurance

Group Retirement Pre-Tax Operating Income (in millions)

2016 and 2015 Comparison

Pre-tax operating income decreased in 2016 compared to 2015 primarily due to:

•     a net negative adjustment of $47 million in 2016 from the review and update of actuarial assumptions compared to a net positive adjustment of $48 million in 2015;

•     lower net investment income on alternative investments compared to 2015 and lower base spreads primarily due to lower investment returns, partially offset by higher commercial mortgage loan prepayments and gains on securities for which the fair value option was elected; and

•     lower policy fee income primarily due to a decrease in separate account assets as a result of negative net flows.

These decreases were partially offset by lower general operating expenses due to reductions in employee-related expenses.

Group Retirement Pre-Tax Operating Income (in millions)

2015 and 2014 Comparison

Pre-tax operating income decreased in 2015 compared to 2014 primarily due to:

•     lower net investment income primarily due to lower returns on alternative investments in hedge funds and lower reinvestment yields in the low interest rate environment, partially offset by additional accretion income, higher bond call and tender income and gains on securities for which the fair value option was elected;

•     higher DAC amortization (excluding adjustments to reflect assumption updates) due to higher run rate from assumptions updated in the prior year; and

•     lower policy fee income due to a decrease in separate account assets, which reflected negative net flows.

These decreases were partially offset by:

•     lower interest credited due to effective crediting rate management and lower volume of fixed account values;

•     lower policyholder benefits due to favorable mortality on immediate annuities; and

•     lower general operating expenses due primarily to lower legal expenses, partially offset by higher pension costs and higher taxes, licenses and fees.

AIG | 2016 Form 10-K                          89

ITEM 7 |  Business Segment Operations | Consumer Insurance

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums increased in 2016 compared to 2015, as customers continued to invest in immediate annuities due to equity market volatility. Premiums decreased in 2015 compared to 2014, primarily due to lower interest rates.

Premiums and deposits is a non‑GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts and mutual funds under administration.

Net flows for annuity products included in Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals.

The following table presents a reconciliation of Group Retirement premiums and deposits to GAAP premiums:

Years Ended December 31,
(in millions)	2016	2015	2014
Premiums	$27	$22	$44
Deposits	7,543	6,899	6,699
Other	-	(1)	-
Premiums and deposits	$7,570	$6,920	$6,743

Surrender Rates

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

Years Ended December 31,	2016	2015	2014
Surrenders as a percentage of average reserves and mutual funds	8.8%	10.0%	11.7%

The following table presents reserves for Group Retirement annuities by surrender charge category:

At December 31,
(in millions)	2016	(a)	2015	(a)
No surrender charge(b)	$64,160		$60,743
Greater than 0% - 2%	906		1,200
Greater than 2% - 4%	1,395		1,364
Greater than 4%	5,434		5,955
Non-surrenderable	417		360
Total reserves	$72,312		$69,622

(a)  Excludes mutual fund assets under administration of $16.3 billion and $14.5 billion at December 31, 2016 and 2015, respectively.

(b)  Group Retirement amounts in this category include reserves of approximately $6.3 billion and $6.2 billion, at December 31, 2016 and 2015, respectively, that are subject to 20 percent annual withdrawal limitations.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product. The increase in the amount and proportion of Group Retirement annuity reserves that have no surrender charge at December 31, 2016 compared to December 31, 2015 was primarily due to normal aging of this book of business, as well as lower than expected surrenders of older contracts with higher minimum interest rates on fixed account balances that have continued to be attractive to the contract holders in the low interest rate environment.

AIG | 2016 Form 10-K                            90

ITEM 7 |  Business Segment Operations | Consumer Insurance

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows (in millions)

2016 and 2015 Comparison

Net flows improved significantly due to both record deposits in 2016 and improved surrender activity, which included group plan surrenders of approximately $631 million in 2016 compared to $1.5 billion in 2015. The group plan market has been impacted by the consolidation of healthcare providers and other employers in target markets, but group plan acquisitions improved in 2016 compared to 2015, due in part to investments in talent, group plan administration record-keeping capabilities and digital functionality.

Group Retirement Premiums and Deposits and Net Flows (in millions)

2015 and 2014 Comparison

Net flows were negative in both periods but improved in 2015, primarily due to lower surrender activity. The improvement in the surrender rate was due in part to lower group plan surrenders, which were approximately $1.5 billion in 2015, compared to $2.7 billion in 2014. Group Retirement’s surrenders were impacted in both years by the consolidation of healthcare providers and other employers and increased competition in its target markets.

AIG | 2016 Form 10-K                          91

ITEM 7 |  Business Segment Operations | Consumer Insurance

Life Insurance Results

Years Ended December 31,				Percentage Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Premiums	$1,407	$1,311	$1,191	7%	10%
Policy fees	1,319	1,379	1,338	(4)	3
Net investment income	1,035	1,034	1,100	-	(6)
Other income	57	47	1	21	NM
Benefits and expenses:
Policyholder benefits and losses incurred	2,452	2,248	1,901	9	18
Interest credited to policyholder account balances	386	392	406	(2)	(3)
Amortization of deferred policy acquisition costs	182	311	221	(41)	41
Non deferrable insurance commissions	155	157	188	(1)	(16)
General operating expenses	680	714	624	(5)	14
Pre-tax operating income (loss)	$(37)	$(51)	$290	27%	NM	%

Business and Financial Highlights

Life Insurance new individual life sales in 2016 continued at prior year levels despite strategic actions to exit certain group benefits distribution channels. Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Pre-tax operating losses in 2016 and 2015 were primarily due to reserve increases from the update of actuarial assumptions and lower alternative investment income, as well as poor morbidity experience in the group business, which Life Insurance has addressed through strategic actions. We acquired AIG Life Limited in the UK in December 2014, and sales growth with early year losses in this young organization has contributed to the pre-tax operating losses in Life Insurance. Domestic general operating expenses decreased in 2016 compared to 2015, primarily due to the strategic decision to refocus the group benefits business and other reductions in staffing.

Life Insurance Pre-Tax Operating Income (Loss) (in millions)

2016 and 2015 Comparison

Pre-tax operating loss in 2016 improved compared to 2015 primarily due to:

•     a lower net negative adjustment from the review and update of actuarial assumptions, which was $92 million in 2016 compared to $118 million in 2015, reflected in policy fees, policyholder benefits and amortization of DAC;

•     improved mortality experience in individual life; and

•     lower domestic employee-related expenses.

These improvements were partially offset by:

•     lower net investment income on alternative investments, largely offset by higher other enhancement income, primarily bond call and tender income;

•     underperforming group benefits results, including reserve increases and elevated morbidity experience;

•     reserve increases in individual life;

•     increases to reserves for individual and group benefit products;

•     higher international general operating expenses, due in part to the acquisition in March 2015 of Laya Healthcare, an Irish healthcare distributor and administrator, and

•     increased DAC amortization (excluding adjustments to reflect assumption updates).

AIG | 2016 Form 10-K                            92

ITEM 7 |  Business Segment Operations | Consumer Insurance

Life Insurance Pre-Tax Operating Income (Loss) (in millions)

2015 and 2014 Comparison

Pre-tax operating income in 2015 decreased compared to 2014 primarily due to:

•     lower net investment income primarily due to lower returns on alternative investments in hedge funds and, to a lesser extent, a decrease due to lower yields on the base portfolio;

•     individual and group mortality experience that was less favorable than 2014;

•     a higher net negative adjustment to reflect updated actuarial assumptions, which was $118 million in 2015 compared to $32 million in 2014; and

•     international pre-tax operating losses in 2015, including higher general operating expenses, related to the expansion through the acquisitions of AIG Life Limited and Laya Healthcare. The increase in expenses from these acquisitions was partially offset by domestic savings from organizational changes.

The increase in other income was due to commission and profit sharing revenues received by Laya Healthcare, acquired in March 2015, which was offset by related operating expenses.

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life, and group benefit policies. Premiums increased 9 percent in 2016 compared to 2015 and increased 8 percent in 2015 compared to 2014, excluding the effect of foreign exchange, primarily due to growth in international life and health, including the December 2014 acquisition of AIG Life Limited in the UK.

Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance premiums and deposits to GAAP premiums:

Years Ended December 31,
(in millions)	2016	2015	2014
Premiums	$1,407	$1,311	$1,191
Deposits	1,419	1,451	1,441
Other	693	608	542
Premiums and deposits	$3,519	$3,370	$3,174

AIG | 2016 Form 10-K                          93

ITEM 7 |  Business Segment Operations | Consumer Insurance

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits ($ in millions)

Premiums and deposits grew by 5 percent in 2016 compared to 2015, and increased by 6 percent in 2015 compared to 2014, excluding the effect of foreign exchange, principally driven by growth in international life and health sales from the acquisition of AIG Life Limited and assumed premiums related to business distributed by Laya Healthcare.

Personal Insurance Results

Years Ended December 31,				Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Underwriting results:
Net premiums written	$11,465	$11,583	$12,408	(1)%	(7)%
Increase in unearned premiums	(47)	(433)	(441)	89	2
Net premiums earned	11,418	11,150	11,967	2	(7)
Losses and loss adjustment expenses incurred	6,205	6,151	6,502	1	(5)
Acquisition expenses:
Amortization of deferred policy acquisition costs	2,072	1,970	2,088	5	(6)
Other acquisition expenses	936	1,202	1,171	(22)	3
Total acquisition expenses	3,008	3,172	3,259	(5)	(3)
General operating expenses	1,805	2,084	2,197	(13)	(5)
Underwriting income (loss)	400	(257)	9	NM	NM
Net investment income	286	325	372	(12)	(13)
Pre-tax operating income	686	68	381	NM	(82)
Loss ratio	54.3	55.2	54.3	(0.9)	0.9
Acquisition ratio	26.3	28.4	27.2	(2.1)	1.2
General operating expense ratio	15.8	18.7	18.4	(2.9)	0.3
Expense ratio	42.1	47.1	45.6	(5.0)	1.5
Combined ratio	96.4	102.3	99.9	(5.9)	2.4
Adjustments for accident year loss ratio, as adjusted, and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(1.4)	(1.3)	(1.0)	(0.1)	(0.3)
Prior year development net of premium adjustments	1.2	0.1	0.6	1.1	(0.5)
Accident year loss ratio, as adjusted	54.1	54.0	53.9	0.1	0.1
Accident year combined ratio, as adjusted	96.2	101.1	99.5	(4.9)	1.6

The following table presents Personal Insurance net premiums written, showing change on both reported and constant dollar basis:

Years Ended December 31,				Percentage Change in		Percentage Change in
				U.S. dollars		Original Currency
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014	2016 vs. 2015	2015 vs. 2014
Net premiums written	$11,465	$11,583	$12,408	(1)%	(7)%	(2)%	3%

AIG | 2016 Form 10-K                            94

ITEM 7 |  Business Segment Operations | Consumer Insurance

The following tables present Personal Insurance accident year catastrophes and severe losses by geography(a) and the number of events:

Catastrophes(b)

	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
Year Ended December 31, 2016
Flooding	3	$8	$-	$1	$-	$9
Windstorms and hailstorms	18	85	20	-	1	106
Wildfire	2	3	-	-	-	3
Earthquakes	2	12	22	-	7	41
Other	1	-	-	1	-	1
Total catastrophe-related charges	26	$108	$42	$2	$8	$160
Year Ended December 31, 2015
Flooding	4	$4	$-	$2	$-	$6
Windstorms and hailstorms	13	102	15	-	2	119
Wildfire	1	1	-	-	-	1
Tropical cyclone	1	10	8	-	1	19
Total catastrophe-related charges	19	$117	$23	$2	$3	$145
Year Ended December 31, 2014
Windstorms and hailstorms	14	$76	$11	$1	$9	$97
Tropical cyclone	4	9	14	-	5	28
Earthquakes	1	1	-	-	-	1
Total catastrophe-related charges	19	$86	$25	$1	$14	$126

(a)  Geography shown in the table represents where the ultimate liability resides, after intercompany reinsurance agreements, and is not necessarily indicative of where the catastrophe or severe loss events have occurred.  This presentation follows our geography modules.  See Item 1. Business for further discussion on our geography modules.

(b)  Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Severe Losses(c)

Years Ended December 31,	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
2016	2	$28	$-	$-	$-	$28
2015	1	$12	$-	$-	$-	$12
2014	4	$50	$-	$-	$4	$54

(c)            Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Business and Financial Highlights

Personal Insurance operating results improved significantly in 2016 compared to 2015 and 2014, driven by the effective execution of strategic and portfolio actions to reduce total expenses, including refocusing direct marketing activities, while continuing underwriting actions and maintaining pricing discipline. In addition, while market competition in the personal insurance industry has intensified, the year-over-year stability of loss ratio and accident year loss ratio, as adjusted, reflected the underwriting quality, portfolio diversity, and low volatility of short-tailed risk in our Personal Insurance book.

AIG | 2016 Form 10-K                          95

ITEM 7 |  Business Segment Operations | Consumer Insurance

Personal Insurance Pre-Tax Operating Income (in millions)

2016 and 2015 Comparison

Pre-tax operating income increased due to:

•     improved underwriting results driven by:

–   strategic actions to reduce expenses and refocus direct marketing activities; and

–   higher net favorable prior year loss reserve development.

These increases were partially offset by:

•     lower net investment income reflecting reduced income on alternative investments; and

•     higher catastrophe losses.

Personal Insurance Pre-Tax Operating Income (in millions)

2015 and 2014 Comparison

Pre-tax operating income decreased due to:

•     lower underwriting results and lower net investment income reflecting reduced income on alternative investments. The lower underwriting results were driven by:

–   lower earned premiums;

–   higher catastrophe losses;

–   lower net favorable prior year loss reserve development; and

–   increase in other acquisition expenses, primarily related to investments to grow automobile and property businesses and higher profit share expenses related to warranty service programs, partially offset by a decrease in direct marketing expenses.

These decreases were partially offset by:

•     lower general operating expenses reflecting an ongoing focus on cost efficiency.

AIG | 2016 Form 10-K                            96

ITEM 7 |  Business Segment Operations | Consumer Insurance

Personal Insurance Net Premiums Written (in millions)

2016 and 2015 Comparison

Net premiums written decreased both on a reported basis and after excluding the effect of foreign exchange. The decrease in net premiums written on a constant dollar basis was due to the following:

•     decreased production in Accident and Health primarily due to continued underwriting actions to strengthen our portfolio and maintain pricing discipline, with lower sales as a result of refocusing our direct marketing activities; and

•     decreased production in personal property primarily due to the impact of a duration restriction on long-term fire insurance put in place in the fourth quarter of 2015 in Japan, partially offset by new business growth in the AIG Private Client Group (AIG PCG) business.

Personal Insurance Net Premiums Written (in millions)

2015 and 2014 Comparison

Net premiums written decreased on a reported basis. Net premiums written increased excluding the effect of foreign exchange. The increase in net premiums written on a constant dollar basis was due to the following:

•     increased production in Accident and Health primarily due to a sales increase in Japan, partially offset by a decrease in the U.S., due to continued underwriting discipline;

•     increased production in personal property attributable to new business sales and improved retention in AIG PCG;

•     increase in Japan new housing starts and heightened demand before the duration restriction on long-term fire insurance became effective in October 2015; and

•     retention of more favorable risks in U.S. personal property through optimization in reinsurance structure, while continuing to manage aggregate exposure.

AIG | 2016 Form 10-K                          97

ITEM 7 |  Business Segment Operations | Consumer Insurance

Personal Insurance Combined Ratios

2016 and 2015 Comparison

The decrease in combined ratio reflects:

•      a decrease in expense ratio due to strategic actions to reduce expenses; and

•      a decrease in loss ratio primarily due to higher net favorable prior year loss reserve development.

The slight increase in accident year loss ratio, as adjusted, reflects:

•      higher severe losses and higher number of large but not severe losses in the U.S. personal property business.

The decrease in acquisition ratio reflects:

•      lower direct marketing  expenses as we refocused our activities.

The decrease in general operating expense ratio reflects:

•      lower employee-related expenses arising from organization realignment together with lower strategic investment expenditures.

Personal Insurance Combined Ratios

2015 and 2014 Comparison

The increase in combined ratio reflects:

•      higher loss ratio and expense ratio.

The increase in accident year loss ratio, as adjusted, reflects:

•      higher large but not severe losses in automobile and personal property businesses, partially offset by a decrease in losses in warranty service programs and lower severe losses.

The increase in acquisition ratio reflects:

•      higher acquisition costs in warranty service programs and in the automobile business, partially offset by lower direct marketing expenses in Accident and Health business.

The increase in general operating expense ratio reflects:

•      higher investment in strategic initiatives and technology-related expenses, partially offset by ongoing focus on cost efficiency.

AIG | 2016 Form 10-K                            98

ITEM 7 |  Business Segment Operations  | Other Operations

Other Operations

The following table presents Other Operations results:

Years Ended December 31,				Percentage Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Pre-tax operating loss by activities:
United Guaranty	$522	$537	$592	(3)%	(9)%
Institutional Markets	263	259	409	2	(37)
Fuji Life	14	(33)	(8)	NM	(313)
Parent and Other:
Corporate General operating expenses	(666)	(411)	(629)	(62)	35
Interest expense	(983)	(1,030)	(1,291)	5	20
Other income (expense), net	102	111	(31)	(8)	NM
Total Parent and Other	(1,547)	(1,330)	(1,951)	(16)	32
Pre-tax operating loss before eliminations	(748)	(567)	(958)	(32)	41
Consolidation, eliminations and other adjustments	42	(76)	(19)	NM	(300)
Pre-tax operating loss	$(706)	$(643)	$(977)	(10)%	34%

2016 and 2015 Comparison

Pre-tax operating loss before eliminations increased primarily due to higher Parent and Other corporate general operating expenses partially offset by lower interest expense.  Parent and Other general operating expenses increased in 2016 due to higher technology costs as a result of our investment in our infrastructure, offset by lower professional fees and employee related costs, consistent with our strategy to reduce expenses.  In addition, 2015 included a $175 million pension curtailment credit.  Parent and Other interest expense decreased primarily as a result of liability management activities.

Pre-tax operating income of United Guaranty decreased primarily as a result of the 50 percent quota share reinsurance agreement between United Guaranty and our subsidiaries for business originated from 2014 to 2016.

Pre-tax operating income of Fuji Life increased primarily as a result of increases in underwriting and net investment income.  The increase in underwriting income was primarily as a result of new products launched during 2016. Net investment income increased primarily as a result of increased investment in bonds.

2015 and 2014 Comparison

Pre-tax operating loss before eliminations decreased primarily due to lower Parent and Other corporate general operating expenses and interest expense.  Parent and Other general operating expenses decreased in 2015 due to a $175 million pension curtailment credit. Parent and Other interest expense decreased primarily as a result of liability management activities.

Pre-tax operating income of United Guaranty decreased primarily as a result of the 50 percent quota share reinsurance agreement between United Guaranty and our subsidiaries for business originated from 2014 to 2016.

Pre-tax operating income of Institutional Markets decreased primarily due to a reserve release in 2014 and lower net investment income, which reflected lower returns on alternative investments in hedge funds.

AIG | 2016 Form 10-K                          99

ITEM 7 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio

Legacy Insurance Lines represent exited or discontinued product lines, policy forms or distribution channels.

Legacy Property and Casualty Run-Off Insurance Lines — include excess workers’ compensation, asbestos and environmental exposures.

Legacy Life Insurance Run-Off Lines — include whole life, long term care and exited Accident & Health product lines. Also includes certain structured settlement, terminal funding and single premium immediate annuities written prior to April 2012.

Legacy Investments — include investment classes that we have placed into run-off (life settlements, Legacy Global Real Estate, the Direct Investment book) and equity-like securities with high yield high-risk characteristics.

BUSINESS STRATEGY

For Legacy Insurance Lines, securing the interests of our policyholders and insureds is paramount. We have considered and continue to evaluate the following strategies for these lines:

•     Third party and affiliated reinsurance and retrocessions to improve capital efficiency

•     Commutations of assumed reinsurance and direct policy buy-backs

•     Enhance insured policyholder options and claims resolution strategies

•     Enhanced asset liability and expense management

For Legacy Investments, our business strategy is to maximize liquidity to AIG Parent and minimize book value impairments while sourcing for our insurance companies attractive assets for their portfolios. Where the asset is under AIG’s sole control, we expect to achieve this through a combination of unaffiliated and affiliated sales and securitizations. Where the asset is not under AIG’s sole control, AIG has fewer options as we may, for example, have fiduciary duty obligations to joint venture partners (such as in our Legacy Global Real Estate book).

AIG | 2016 Form 10-K                            100

ITEM 7 |  Business Segment Operations  | Legacy Portfolio

LEGACY PORTFOLIO RESULTS

The following table presents Legacy Portfolio results:

Years Ended December 31,				Percentage Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Premiums	$674	$1,037	$1,083	(35)%	(4)%
Policy fees	142	133	131	7	2
Net investment income	2,913	2,928	3,245	(1)	(10)
Other income (loss)	1,521	1,673	2,894	(9)	(42)
Total operating revenues	5,250	5,771	7,353	(9)	(22)
Benefits and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	3,084	3,337	3,197	(8)	4
Interest credited to policyholder account balances	267	267	272	-	(2)
Amortization of deferred policy acquisition costs	108	102	81	6	26
General operating and other expenses	524	652	837	(20)	(22)
Interest expense	260	280	390	(7)	(28)
Total benefits and expenses	4,243	4,638	4,777	(9)	(3)
Pre-tax operating income	$1,007	$1,133	$2,576	(11)%	(56)%

Pre-tax operating income (loss) by type:
Property and Casualty Run-Off Insurance Lines	$(237)	$(709)	$(314)	67%	(126)%
Life Insurance Run-Off Lines	(224)	468	516	NM	(9)
Legacy Investments	1,468	1,374	2,374	7	(42)
Pre-tax operating income	$1,007	$1,133	$2,576	(11)%	(56)%

Business and Financial Highlights

In 2015 and 2016, the Legacy Portfolio executed on several transactions that monetized approximately $7.1 billion of its portfolio.   Approximately $6 billion came from external sales and internal securitizations of Legacy Investments to the insurance companies. The most significant transactions in 2016 were as follows:

•     On November 17, 2016, an AIG sponsored Fund (the Korea Fund) completed the sale of a mixed-use commercial complex in Seoul, South Korea commonly known as the Seoul International Finance Center, to Brookfield Properties for total consideration of $2.5 billion, of which $1.2 billion was used to repay the fund’s debt. The remaining cash proceeds were allocated between AIG and the noncontrolling interests in accordance with the Korea Fund’s partnership agreement.

•     On December 30, 2016, we sold a portion of our life settlements portfolio with face value (death benefits) of approximately $4.5 billion.

•     For certain attractive, high-yielding assets, a series of internal securitizations were completed with the insurance companies over the last two years.

In addition, the Legacy Run-Off Insurance business distributed to AIG Parent approximately $1.1 billion in the form of dividends and tax sharing payments resulting from reinsurance transactions. These transactions have helped to reduce the relative size of the Legacy portfolio.

AIG | 2016 Form 10-K                          101

ITEM 7 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio Pre-Tax Operating Income (in millions)

2016 and 2015 Comparison

Pre-tax operating income remained relatively stable; however, there were fluctuations within the portfolios due to:

•     lower Legacy Life earnings in 2016 compared to 2015 primarily due to lower net investment income on investments and higher loss recognition on certain payout annuities from the update of actuarial assumptions;

•     lower Legacy Property and Casualty pre-tax operating loss driven primarily by lower underwriting losses due to a decrease in net adverse prior year loss reserve development; and

•     higher Legacy Investment pre-tax operating income driven mainly by asset sales, partially offset by fair value losses on certain investments.

Legacy Portfolio Pre-Tax Operating Income (in millions)

2015 and 2014 Comparison

Pre-tax operating income decreased due to the following:

•     lower Legacy Life earnings in 2015 compared to 2014 primarily due to lower returns on alternative investments in hedge funds and lower bond call and tender income.  This was  partially offset by a $20 million reduction in the reserve for IBNR death claims related to enhanced claims practices, compared with a $104 million increase in this reserve in 2014;

•     lower Legacy Property and Casualty pre-tax operating income driven primarily by higher underwriting losses due to an increase in net adverse prior year loss reserve development; and

•     lower Legacy Investment pre-tax operating income driven primarily by lower appreciation on assets for which the fair value option was elected and lower fair value income on derivative positions.

AIG | 2016 Form 10-K                            102

ITEM 7 | Investments

Investments

Overview

Our investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the respective business modules and AIG Parent. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus to support the insurance products. The majority of assets backing our insurance liabilities consist of fixed maturity securities.

Investment Highlights in 2016

•       Narrowing of credit spreads more than offset the rise in interest rates, resulting in a net unrealized gain position in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $9.7 billion as of December 31, 2016 from approximately $8.8 billion as of December 31, 2015.

•       We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•       During 2016, we reduced our hedge fund portfolio by $3.2 billion as a result of redemptions consistent with our planned reduction of exposure. Our alternative investments portfolio performance also experienced a decline in 2016 due to increased volatility in equity markets, primarily in the first quarter of 2016.

•       Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•       Other-than-temporary impairments decreased due to lower impairments in our equity securities, available for sale.

•       We recognized gains on sales of securities in 2016, primarily due to the sale of a portion of our PICC Investment.

•       The U.S. election and Brexit vote have created increased volatility in credit markets and exchange rates as well as within the equity markets, which may continue for some time.

Investment Strategies

Investment strategies are based on considerations that include the local and general market conditions, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification.

Some of our key investment strategies are as follows:

•     Fixed maturity securities held by the U.S. insurance companies included in Property Casualty Insurance Companies consist of a mix of instruments that meet our current risk-return, tax, liquidity, credit quality and diversification objectives.

•     Outside of the U.S., fixed maturity securities held by Property Casualty Insurance Companies consist primarily of high-grade securities generally denominated in the currencies of the countries in which we operate.

•     While more of a focus is placed on asset-liability management in Life Insurance Companies, our fundamental strategy across all of our investment portfolios is to optimize the duration characteristics of the assets within a target range based on comparable liability characteristics, to the extent practicable.

•     AIG Parent, included in Other Operations, actively manages its assets and liabilities in terms of products, counterparties and duration. AIG Parent’s liquidity sources are held primarily in the form of cash, short-term investments and publicly traded, investment-grade rated fixed maturity securities. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, investment-grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity.

AIG | 2016 Form 10-K                          103

ITEM 7 | Investments

The following table presents the components of Net Investment Income:

Years Ended December 31,
(in millions)	2016	2015	2014
Interest and dividends	$12,900	$12,856	$13,246
Alternative investments(a)	693	1,120	2,070
Other investment income(b)	925	605	1,280
Total investment income	14,518	14,581	16,596
Investment expenses	453	528	517
Total net investment income	$14,065	$14,053	$16,079

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

(b)  Includes changes in fair value of certain fixed maturity securities where the fair value option has been elected and which are used to economically hedge interest rate and other risks related to our variable annuity guaranteed living benefits. For the years ended December 31, 2016, 2015 and 2014, the net investment income (loss) recorded on these securities was $120 million, $(43) million and $260 million, respectively.

Net investment income in 2016 was marginally higher than 2015 as lower income on alternative investments and lower reinvestment yields were approximately offset by an increase in income on life settlements and higher gains on securities for which the fair value option was elected.

Net investment income decreased for 2015 compared to 2014 due to lower income on alternative investments, primarily related to hedge fund performance, lower income on assets for which the fair value option was elected, and lower reinvestment yields.

Attribution of Net Investment Income to Product Lines

Net investment income is attributed to our businesses based on internal models consistent with the nature of the underlying businesses.

For Commercial Insurance — Liability and Financial Lines, Property and Special Risks and Consumer Insurance — Personal Insurance, we estimate investable funds based primarily on loss reserves and unearned premiums. The allocation of net investment income of the Property Casualty Insurance Companies to modules is calculated based on these estimated investable funds, consistent with the approximate duration of the liabilities and the capital allocation for each module.

For Consumer Insurance — Individual Retirement, Group Retirement, and Life Insurance, Other Operations — Institutional Markets and Legacy Life Insurance Run-Off Lines, net investment income is attributed based on invested assets from segregated product line portfolios held in our Life Insurance Companies. All invested assets of the Life Insurance Companies in excess of liabilities are allocated based on estimates of required economic capital for each product line.

Asset Liability Measurement

For the Property Casualty Insurance Companies, the duration of liabilities for long-tail casualty lines is greater than that of other lines. As a result, the investment strategy within the Property Casualty Insurance Companies focuses on growth of surplus and preservation of capital, subject to liability and other business considerations.

The Property Casualty Insurance Companies invest primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies and also invest in structured securities collateralized by, among other assets, residential and commercial real estate and commercial mortgage loans. While invested assets backing reserves of the Property Casualty Insurance Companies are primarily invested in conventional fixed maturity securities, we have continued to allocate a portion of our investment activity into asset classes that offer higher yields, particularly in the domestic operations. In addition, we continue to invest in both fixed rate and floating rate asset-backed investments for their risk-return attributes, as well as to manage our exposure to potential changes in interest rates. This asset diversification has maintained stable average yields while the overall credit ratings of our fixed maturity securities were largely unchanged. We expect to continue to pursue this investment strategy to meet the Property Casualty Insurance Companies’ liquidity, duration and credit quality objectives as well as current risk‑return and tax objectives.

In addition, the Property Casualty Insurance Companies seek to enhance returns through selective investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields and have provided added diversification to the broader portfolio.

Fixed maturity investments of the Property Casualty Insurance Companies domestic operations, with an average duration of 4.7 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns, as well as

AIG | 2016 Form 10-K                            104

ITEM 7 | Investments

taxable municipal bonds, government and agency bonds, and corporate bonds. The majority of these high quality investments are rated A or higher based on composite ratings.

Fixed maturity investments held in the Property Casualty Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 3.5 years.

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

Fixed maturity investments of the Life Insurance Companies domestic operations, with an average duration of 6.8 years, are comprised primarily of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

Fixed maturity investments held in the Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 21.2 years.

NAIC Designations of Fixed Maturity Securities

The Securities Valuation Office (SVO) of the National Association of Insurance Companies (NAIC) evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1’ highest quality, or ‘2’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade.  The NAIC has adopted revised rating methodologies for certain structured securities, including non-agency RMBS and CMBS, which are intended to enable a more precise assessment of the value of such structured securities and increase the accuracy in assessing expected losses to better determine the appropriate capital requirement for such structured securities.  These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies.  The following tables summarize the ratings distribution of U.S. Insurance Companies fixed maturity security portfolio by NAIC Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies.  See Investments – Credit Ratings herein for a full description of the composite AIG credit ratings.

AIG | 2016 Form 10-K                          105

ITEM 7 | Investments

The following table presents the fixed maturity security portfolio of U.S. Insurance Companies categorized by NAIC Designation, at fair value:

December 31, 2016
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$80,257	$67,076	$147,333	$6,814	$4,143	$1,432	$103	$12,492	$159,825
Mortgage-backed, asset-backed and collateralized	65,767	2,956	68,723	244	116	84	2,650	3,094	71,817
Total*	$146,024	$70,032	$216,056	$7,058	$4,259	$1,516	$2,753	$15,586	$231,642

*    Excludes $23.9 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

The following table presents the fixed maturity security portfolio of U.S. Insurance Companies categorized by composite AIG credit rating, at fair value:

December 31, 2016
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$81,571	$66,364	$147,935	$6,151	$4,334	$1,405	$11,890	$159,825
Mortgage-backed, asset-backed and collateralized	42,776	5,182	47,958	1,443	931	21,485	23,859	71,817
Total*	$124,347	$71,546	$195,893	$7,594	$5,265	$22,890	$35,749	$231,642

*    Excludes $23.9 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

Credit Ratings

At December 31, 2016, approximately 92 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 17 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors’ Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At December 31, 2016, approximately 19 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 8 percent were below investment grade or not rated. Approximately 36 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

AIG | 2016 Form 10-K                            106

ITEM 7 | Investments

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in millions)	2016	2015	2016	2015	2016	2015
Rating:
Other fixed maturity
securities
AAA	$11,791	$12,274	$2,807	$3,222	$14,598	$15,496
AA	33,647	35,344	250	207	33,897	35,551
A	45,619	50,741	1,612	1,781	47,231	52,522
BBB	68,700	71,766	76	186	68,776	71,952
Below investment grade	12,832	12,305	17	133	12,849	12,438
Non-rated	890	920	-	-	890	920
Total	$173,479	$183,350	$4,762	$5,529	$178,241	$188,879
Mortgage-backed, asset-
backed and collateralized
AAA	$28,593	$26,382	$1,055	$1,756	$29,648	$28,138
AA	6,114	5,003	714	708	6,828	5,711
A	8,504	7,462	307	416	8,811	7,878
BBB	4,996	4,394	303	497	5,299	4,891
Below investment grade	19,838	21,638	6,790	7,771	26,628	29,409
Non-rated	13	16	67	105	80	121
Total	$68,058	$64,895	$9,236	$11,253	$77,294	$76,148
Total
AAA	$40,384	$38,656	$3,862	$4,978	$44,246	$43,634
AA	39,761	40,347	964	915	40,725	41,262
A	54,123	58,203	1,919	2,197	56,042	60,400
BBB	73,696	76,160	379	683	74,075	76,843
Below investment grade	32,670	33,943	6,807	7,904	39,477	41,847
Non-rated	903	936	67	105	970	1,041
Total	$241,537	$248,245	$13,998	$16,782	$255,535	$265,027

Available‑for‑Sale Investments

The following table presents the fair value of our available‑for‑sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2016	2015
Bonds available for sale:
U.S. government and government sponsored entities	$1,992	$1,844
Obligations of states, municipalities and political subdivisions	24,772	27,323
Non-U.S. governments	14,535	18,195
Corporate debt	132,180	135,988
Mortgage-backed, asset-backed and collateralized:
RMBS	37,374	36,227
CMBS	14,271	13,571
CDO/ABS	16,413	15,097
Total mortgage-backed, asset-backed and collateralized	68,058	64,895
Total bonds available for sale*	241,537	248,245

AIG | 2016 Form 10-K                          107

ITEM 7 | Investments

Equity securities available for sale:
Common stock	1,065	2,401
Preferred stock	752	22
Mutual funds	261	492
Total equity securities available for sale	2,078	2,915
Total	$243,615	$251,160

*    At December 31, 2016 and 2015, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $33.6 billion and $34.9 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	December 31,	December 31,
(in millions)	2016	2015
Japan*	$2,140	$5,416
Germany	1,168	832
Canada	1,115	1,453
United Kingdom	815	661
France	667	784
Mexico	637	563
Norway	456	503
Netherlands	445	511
Indonesia	366	260
Chile	360	386
Other	6,417	6,876
Total	$14,586	$18,245

*   Decrease at December 31, 2016 is attributable to reclassification of AIG Fuji Life to Held for Sale.

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	December 31, 2016
			Non-			December 31,
		Financial	Financial	Structured		2015
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$667	$1,034	$2,086	$1	$3,788	$4,018
Germany	1,168	152	1,906	1	3,227	3,365
Netherlands	445	778	1,275	160	2,658	3,404
Ireland	9	-	520	734	1,263	1,274
Belgium	98	119	858	-	1,075	855
Spain	13	50	855	-	918	1,102
Italy	-	99	732	11	842	1,009
Luxembourg	-	14	415	1	430	496
Finland	79	55	64	-	198	229
Austria	79	3	13	-	95	124
Other - EuroZone	831	34	239	-	1,104	929
Total Euro-Zone	$3,389	$2,338	$8,963	$908	$15,598	$16,805
Remainder of Europe
United Kingdom	$815	$2,927	$7,762	$3,789	$15,293	$15,286
Switzerland	45	1,101	1,214	-	2,360	2,519
Sweden	117	409	165	-	691	827
Norway	456	33	93	-	582	688
Russian Federation	58	13	98	-	169	122
Other - Remainder of Europe	122	91	72	-	285	443
Total - Remainder of Europe	$1,613	$4,574	$9,404	$3,789	$19,380	$19,885
Total	$5,002	$6,912	$18,367	$4,697	$34,978	$36,690

AIG | 2016 Form 10-K                            108

ITEM 7 | Investments

Investments in Municipal Bonds

At December 31, 2016, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 95 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	December 31, 2016
	State	Local		Total	December 31,
	General	General		Fair	2015
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$20	$597	$3,553	$4,170	$4,613
California	683	454	2,334	3,471	3,841
Texas	275	1,512	1,500	3,287	3,415
Massachusetts	710	-	686	1,396	1,387
Illinois	102	151	918	1,171	1,486
Washington	407	90	562	1,059	1,359
Florida	129	-	887	1,016	1,135
Virginia	46	5	738	789	878
Georgia	181	213	353	747	870
Pennsylvania	280	24	415	719	676
Washington DC	180	-	491	671	705
Arizona	-	65	493	558	576
Ohio	94	-	442	536	531
All other states(a)	896	494	3,792	5,182	5,851
Total(b)(c)	$4,003	$3,605	$17,164	$24,772	$27,323

(a)  We did not have material credit exposure to the government of Puerto Rico.

(b)  Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $1.7 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	December 31,	December 31,
(in millions)	2016	2015
Financial institutions:
Money Center /Global Bank Groups	$8,892	$9,104
Regional banks — other	606	568
Life insurance	3,100	3,295
Securities firms and other finance companies	392	380
Insurance non-life	5,213	5,421
Regional banks — North America	6,844	6,823
Other financial institutions	8,435	7,808
Utilities	17,938	18,497
Communications	10,025	10,251
Consumer noncyclical	15,338	15,391
Capital goods	8,339	8,973
Energy	13,618	13,861
Consumer cyclical	8,606	9,767
Basic	6,582	7,512
Other	18,252	18,337
Total *	$132,180	$135,988

*    At both December 31, 2016 and December 31, 2015, approximately 91 percent of these investments were rated investment grade.

AIG | 2016 Form 10-K                          109

ITEM 7 | Investments

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 5.6 percent at both December 31, 2016 and December 31, 2015. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale investments by year of vintage:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2016	2015
Total RMBS
2016	$4,464	$-
2015	2,667	2,273
2014	943	1,096
2013	1,842	2,178
2012	1,257	1,944
2011 and prior*	26,201	28,736
Total RMBS	$37,374	$36,227
Agency
2016	$3,651	$-
2015	2,404	2,025
2014	825	1,000
2013	1,749	2,094
2012	1,247	1,877
2011 and prior	3,978	5,555
Total Agency	$13,854	$12,551
Alt-A
2016	$-	$-
2015	-	-
2014	16	-
2013	-	-
2012	-	-
2011 and prior	12,371	12,831
Total Alt-A	$12,387	$12,831
Subprime
2016	-	-
2015	-	-
2014	-	-
2013	-	-
2012	-	-
2011 and prior	$2,905	$2,376
Total Subprime	$2,905	$2,376
Prime non-agency
2016	$738	$-
2015	12	-
2014	3	-
2013	18	8
2012	-	53
2011 and prior	6,651	7,589
Total Prime non-agency	$7,422	$7,650
Total Other housing related	$806	$819

*    Includes approximately $12.9 billion and $13.2 billion at December 31, 2016, and December 31, 2015, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination.  See Note 6 to the Consolidated Financial Statements for additional discussion on Purchased Credit Impaired (PCI) Securities.

AIG | 2016 Form 10-K                            110

ITEM 7 | Investments

The following table presents our RMBS available for sale investments by credit rating:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2016	2015
Rating:
Total RMBS
AAA	$16,241	$14,884
AA	535	389
A	1,080	509
BBB	812	661
Below investment grade(a)	18,702	19,779
Non-rated	4	5
Total RMBS(b)	$37,374	$36,227
Agency RMBS
AAA	$13,850	$12,547
AA	4	4
Total Agency	$13,854	$12,551
Alt-A RMBS
AAA	$-	$5
AA	92	17
A	84	121
BBB	230	216
Below investment grade(a)	11,981	12,472
Total Alt-A	$12,387	$12,831
Subprime RMBS
AAA	$13	$15
AA	119	68
A	152	247
BBB	334	200
Below investment grade(a)	2,287	1,846
Total Subprime	$2,905	$2,376
Prime non-agency
AAA	$1,972	$1,986
AA	209	188
A	842	138
BBB	226	209
Below investment grade(a)	4,169	5,124
Non-rated	4	5
Total prime non-agency	$7,422	$7,650
Total Other housing related	$806	$819

(a)  Includes certain RMBS that had experienced deterioration in credit quality since their origination. See Note 6 to the Consolidated Financial Statements for additional discussion on PCI Securities.

(b)  The weighted average expected life was six years at both December 31, 2016 and December 31, 2015.

Our underwriting practices for investing in RMBS, other asset‑backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

AIG | 2016 Form 10-K                          111

ITEM 7 | Investments

Investments in CMBS

The following table presents our CMBS available for sale investments:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2016	2015
CMBS (traditional)	$11,782	$11,132
Agency	1,737	1,622
Other	752	817
Total	$14,271	$13,571

The following table presents the fair value of our CMBS available for sale investments by rating agency designation and by vintage year:

					Below
					Investment
(in millions)	AAA	AA	A	BBB	Grade	Non-Rated	Total
December 31, 2016
Year:
2016	$1,420	$297	$87	$156	$12	$-	$1,972
2015	1,157	451	490	241	18	-	2,357
2014	1,612	235	11	-	-	-	1,858
2013	2,527	399	69	22	-	-	3,017
2012	595	65	44	80	-	10	794
2011 and prior	1,632	452	591	651	947	-	4,273
Total	$8,943	$1,899	$1,292	$1,150	$977	$10	$14,271
December 31, 2015
Year:
2015	$824	$404	$465	$240	$-	$-	$1,933
2014	1,604	183	11	-	-	-	1,798
2013	2,611	433	89	54	-	-	3,187
2012	737	60	31	83	-	10	921
2011 and prior	1,936	725	666	759	1,646	-	5,732
Total	$7,712	$1,805	$1,262	$1,136	$1,646	$10	$13,571

AIG | 2016 Form 10-K                            112

ITEM 7 | Investments

The following table presents our CMBS available for sale investments by geographic region:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2016	2015
Geographic region:
New York	$3,479	$3,149
California	1,357	1,244
Texas	787	791
Florida	501	520
New Jersey	434	433
Virginia	356	362
Illinois	344	323
Pennsylvania	310	295
Massachusetts	245	231
Georgia	236	253
Ohio	232	194
Maryland	224	229
All Other*	5,766	5,547
Total	$14,271	$13,571

*    Includes Non-U.S. locations.

The following table presents our CMBS available for sale investments by industry:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2016	2015
Industry:
Office	$4,390	$3,896
Retail	3,853	3,978
Multi-family*	3,083	3,036
Lodging	1,017	1,005
Industrial	971	868
Other	957	788
Total	$14,271	$13,571

*    Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable throughout 2016. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale investments by collateral type:

	Fair value at	Fair value at
	December 31,	December 31,
(in millions)	2016	2015
Collateral Type:
Bank loans (CLO)	$8,548	$7,962
Other	129	153
Total	$8,677	$8,115

AIG | 2016 Form 10-K                          113

ITEM 7 | Investments

The following table presents our CDO available for sale investments by credit rating:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2016	2015
Rating:
AAA	$2,805	$2,870
AA	3,112	2,543
A	2,244	2,247
BBB	395	298
Below investment grade	121	157
Total	$8,677	$8,115

Commercial Mortgage Loans

At December 31, 2016, we had direct commercial mortgage loan exposure of $25.0 billion, of which 100 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
December 31, 2016
State:
New York	96	$1,391	$3,527	$534	$215	$163	$185	$6,015	24%
California	89	325	761	282	286	870	401	2,925	12
Texas	58	255	857	97	108	154	44	1,515	6
Florida	67	322	94	340	165	19	76	1,016	4
Massachusetts	20	415	114	408	50	-	27	1,014	4
New Jersey	39	529	47	355	-	29	33	993	4
Illinois	19	258	307	20	52	36	23	696	3
Pennsylvania	24	-	28	473	51	26	-	578	2
Ohio	29	151	17	211	165	-	5	549	2
Connecticut	19	343	67	23	80	-	-	513	2
Other states	269	1,309	1,239	1,670	481	560	199	5,458	22
Foreign	59	707	906	784	245	532	596	3,770	15
Total*	788	$6,005	$7,964	$5,197	$1,898	$2,389	$1,589	$25,042	100%
December 31, 2015
State:
New York	97	$823	$2,968	$516	$301	$166	$186	$4,960	22%
California	95	87	547	433	533	788	308	2,696	12
Texas	60	120	696	106	147	187	48	1,304	6
New Jersey	45	441	338	324	-	29	33	1,165	5
Florida	78	187	113	374	116	20	146	956	4
Illinois	21	174	369	21	32	36	23	655	3
Massachusetts	19	56	168	360	-	-	33	617	3
Connecticut	20	314	152	23	81	-	-	570	3
Pennsylvania	28	6	29	436	62	27	4	564	3
Ohio	37	122	28	211	67	-	5	433	2
Other states	302	1,118	1,203	1,514	414	595	229	5,073	23
Foreign	47	471	1,234	520	161	250	438	3,074	14
Total*	849	$3,919	$7,845	$4,838	$1,914	$2,098	$1,453	$22,067	100%

*    Does not reflect allowance for credit losses.

AIG | 2016 Form 10-K                            114

ITEM 7 | Investments

See Note 6 to the Consolidated Financial Statements for additional discussion on commercial mortgage loans.

Impairments

The following table presents impairments by investment type:

Years Ended December 31,
(in millions)	2016	2015	2014
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$480	$425	$180
Equity securities, available for sale	7	166	37
Private equity funds and hedge funds	72	80	30
Subtotal	559	671	247
Other impairments:
Investments in life settlements	397	540	201
Other investments	66	166	126
Real estate	10	23	8
Total	$1,032	$1,400	$582

Our investments in life settlements are monitored for impairment on a contract-by-contract basis quarterly. An investment in life settlements is considered impaired if the undiscounted cash flows resulting from the expected proceeds would not be sufficient to recover our estimated future carrying amount. This amount is defined as the current carrying amount for the investment in life settlements plus anticipated undiscounted future premiums and other capitalizable future costs, if any. Impaired investments in life settlements are written down to their estimated fair value. This is determined on a discounted cash flow basis, incorporating current market mortality assumptions and market yields.

Impairments on Life Settlements in 2016 were partially attributable to an increase in policy premiums required to keep policies in force which resulted in lower future expected net cash flows which were insufficient to recover our net investment on certain policies.

Impairments on Life Settlements in 2015 were partially attributable to an increase in policy premiums required to keep policies in force which resulted in lower future expected net cash flows which were insufficient to recover our net investment on certain policies as well as our adoption of the Society of Actuaries 2015 Valuation Basic Table (VBT) as the market mortality assumption used to measure the fair value of impaired policy.

Other-Than-Temporary Impairments

To determine other-than-temporary impairments, we use fundamental credit analyses of individual securities without regard to rating agency ratings. Based on this analysis, we expect to receive cash flows sufficient to cover the amortized cost of all below investment grade securities for which credit impairments were not recognized.

AIG | 2016 Form 10-K                          115

ITEM 7 | Investments

The following tables present other-than-temporary impairment charges recorded in earnings on fixed maturity securities, equity securities, private equity funds and hedge funds.

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
For the Year Ended December 31, 2016
Impairment Type:
Severity	$-	$-	$-	$-	$15	$15
Change in intent	-	-	-	46	-	46
Foreign currency declines	-	-	-	18	-	18
Issuer-specific credit events	116	1	38	214	64	433
Adverse projected cash flows	47	-	-	-	-	47
Total	$163	$1	$38	$278	$79	$559
For the Year Ended December 31, 2015
Impairment Type:
Severity	$-	$-	$-	$-	$13	$13
Change in intent	3	-	14	131	85	233
Foreign currency declines	-	-	-	57	-	57
Issuer-specific credit events	79	3	8	110	148	348
Adverse projected cash flows	20	-	-	-	-	20
Total	$102	$3	$22	$298	$246	$671
For the Year Ended December 31, 2014
Impairment Type:
Severity	$-	$-	$-	$-	$3	$3
Change in intent	-	-	-	27	13	40
Foreign currency declines	-	-	-	19	-	19
Issuer-specific credit events	80	9	21	8	51	169
Adverse projected cash flows	16	-	-	-	-	16
Total	$96	$9	$21	$54	$67	$247

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

AIG | 2016 Form 10-K                            116

ITEM 7 | Investments

Other-than-temporary impairment charges by investment type and credit rating:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
For the Year Ended December 31, 2016
Rating:
AAA	$-	$-	$-	$5	$-	$5
AA	4	-	-	7	-	11
A	-	-	-	8	-	8
BBB	6	-	2	16	-	24
Below investment grade	153	1	36	242	-	432
Non-rated	-	-	-	-	79	79
Total	$163	$1	$38	$278	$79	$559
For the Year Ended December 31, 2015
Rating:
AAA	$-	$-	$-	$12	$-	$12
AA	-	-	-	12	-	12
A	-	-	-	12	-	12
BBB	2	-	-	50	-	52
Below investment grade	100	3	22	208	-	333
Non-rated	-	-	-	4	246	250
Total	$102	$3	$22	$298	$246	$671
For the Year Ended December 31, 2014
Rating:
AAA	$-	$-	$-	$4	$-	$4
AA	3	-	-	2	-	5
A	-	-	-	2	-	2
BBB	2	-	-	11	-	13
Below investment grade	91	5	21	35	-	152
Non-rated	-	4	-	-	67	71
Total	$96	$9	$21	$54	$67	$247

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the years ended December 31, 2016, 2015 and 2014 related to:

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

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $767 million in 2016, $735 million in 2015 and $725 million in 2014. See Note 6 to the Consolidated Financial Statements for a discussion of our other-than-temporary impairment accounting policy.

AIG | 2016 Form 10-K                          117

ITEM 7 | Investments

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2016	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$52,562	$1,726	7,610	$11	$2	6	$-	$-	-	$52,573	$1,728	7,616
7-11 months	2,063	57	229	-	-	-	-	-	-	2,063	57	229
12 months or more	6,883	402	788	693	211	53	19	11	6	7,595	624	847
Total	$61,508	$2,185	8,627	$704	$213	59	$19	$11	6	$62,231	$2,409	8,692
Below investment
grade bonds
0-6 months	$3,462	$73	1,386	$8	$3	19	$3	$3	1	$3,473	$79	1,406
7-11 months	955	40	170	63	15	5	9	9	4	1,027	64	179
12 months or more	6,393	411	883	474	150	54	20	12	11	6,887	573	948
Total	$10,810	$524	2,439	$545	$168	78	$32	$24	16	$11,387	$716	2,533
Total bonds
0-6 months	$56,024	$1,799	8,996	$19	$5	25	$3	$3	1	$56,046	$1,807	9,022
7-11 months	3,018	97	399	63	15	5	9	9	4	3,090	121	408
12 months or more	13,276	813	1,671	1,167	361	107	39	23	17	14,482	1,197	1,795
Total(e)	$72,318	$2,709	11,066	$1,249	$381	137	$51	$35	22	$73,618	$3,125	11,225
Equity securities
0-11 months	$194	$12	103	$10	$3	10	$-	$-	-	$204	$15	113
Total	$194	$12	103	$10	$3	10	$-	$-	-	$204	$15	113

(a)  Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)  Represents the percentage by which fair value is less than cost at December 31, 2016.

(c)  For bonds, represents amortized cost.

(d)  The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)  Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in 2016 was primarily attributable to increases in the fair value of fixed maturity securities. For 2016, net unrealized gains related to fixed maturity and equity securities increased by $0.9 billion due primarily to a narrowing of credit spreads, which more than offset the rise in rates.

The change in net unrealized gains and losses on investments in 2015 was primarily attributable to decreases in the fair value of fixed maturity securities. For 2015, net unrealized gains related to fixed maturity and equity securities decreased by $10.2 billion due primarily to the rise in rates, widening of credit spreads, and the sale of equity securities.

See also Note 6, Investments to the Consolidated Financial Statements for further discussion of our investment portfolio.

AIG | 2016 Form 10-K                            118

ITEM 7 | Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Years Ended December 31,
(in millions)	2016	2015	2014
Sales of fixed maturity securities	$1	$94	$585
Sales of equity securities(a)	1,057	1,032	111
Other-than-temporary impairments:
Severity	(15)	(13)	(3)
Change in intent	(46)	(233)	(40)
Foreign currency declines	(18)	(57)	(19)
Issuer-specific credit events	(433)	(348)	(169)
Adverse projected cash flows	(47)	(20)	(16)
Provision for loan losses	10	(58)	(1)
Foreign exchange transactions	(1,226)	416	598
Derivatives and hedge accounting	(944)	341	(177)
Impairments on investments in life settlements	(397)	(540)	(201)
Other(b)	114	162	71
Net realized capital gains (losses)	$(1,944)	$776	$739

(a)  In 2016 and 2015 includes realized gains on the sale of a portion of our holdings in People’s Insurance Company (Group) of China Limited and PICC Property & Casualty Company Limited (collectively, our PICC Investment).

(b)  In 2016, primarily includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial, Inc. and losses of $253 million from the sale of a portion of our Life Settlements portfolio. In 2015, primarily includes $357 million of realized gains due to the sale of common shares of SpringLeaf Holdings (now known as OneMain Holdings, Inc.), $428 million of realized gains due to the sale of Class B shares of Prudential Financial, Inc. and $463 million of realized losses due to the sale of ordinary shares of AerCap.

Net realized capital losses in 2016 were primarily related to foreign exchange losses, derivative losses, and impairments, which were higher than the gain recognized on the sale of a portion of our PICC Investment.

Foreign exchange gains (losses) were primarily due to $910 million of remeasurement losses in 2016 for a short term intercompany balance that was matched with available for sale investments in fixed maturity securities denominated in the same foreign currencies. Unrealized gains and losses on the available for sale investments were recorded in other comprehensive income resulting in an immaterial impact on our overall equity or book value per share from this arrangement.

Derivative and hedge accounting losses were primarily a result of the fair value changes in derivative instruments used to economically hedge market risk from variable annuities with guaranteed minimum withdrawal benefits (GMWB), which were adversely impacted by rising interest rates and equity market performance late in the fourth quarter of 2016. See Enterprise Risk Management – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Program for additional discussion of market risk management related to these product features and Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results for more information on the economic hedging target and the impact to pre-tax income of this program.

Net realized capital gains in 2015 were primarily driven by foreign exchange gains which included $243 million of gains in 2015, related to the intercompany notional cash pooling arrangement, discussed above and net gains on the sales of various securities such as the Class B shares of Prudential Financial, Inc., common shares of OneMain Holdings and sales of our PICC Investment. These realized gains were partially offset by realized losses related to the sale of ordinary shares of AerCap.

Net realized capital gains in 2014 were primarily driven by capital gains from sales of investments related to capital loss carryforward utilization and fair value losses on embedded derivatives related to variable annuity guarantee features, net of hedges.

See also Note 6 to the Consolidated Financial Statements for further discussion of our investment portfolio.

AIG | 2016 Form 10-K                          119

ITEM 7 |  Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business(a)(b):

At December 31,	2016			2015
	Net liability for	Reinsurance	Gross liability	Net liability	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	for unpaid	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	losses and	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
Commercial Insurance:
Liability and Financial Lines:
U.S. Workers' Compensation
(net of discount)	$10,486	$2,879	$13,365	$9,929	$1,462	$11,391
U.S. Excess Casualty	8,749	1,115	9,864	8,386	2,299	10,685
U.S. Other Casualty	8,746	3,209	11,955	7,986	2,252	10,238
U.S. Financial Lines	6,102	1,195	7,297	6,133	588	6,721
Europe Casualty and Financial Lines	5,587	1,313	6,900	5,251	1,406	6,657
Other product lines	2,279	986	3,265	2,398	667	3,066
Unallocated loss adjustment expenses	2,260	252	2,512	2,197	348	2,545
Total Liability and Financial Lines	44,209	10,949	55,158	42,280	9,022	51,303
Property and Special Risks:
U.S. and Europe	5,913	1,596	7,509	5,417	2,394	7,811
Other product lines	1,139	536	1,675	1,719	460	2,179
Unallocated loss adjustment expenses	279	47	326	242	61	303
Total Property and Special Risks	7,331	2,179	9,510	7,378	2,915	10,293
Total Commercial Insurance	51,540	13,128	64,668	49,658	11,937	61,596

Consumer Personal Insurance:
U.S. Europe and Japan	3,454	377	3,831	3,389	313	3,702
Other product lines	744	184	928	765	71	836
Unallocated loss adjustment expenses	202	4	206	170	6	176
Total Consumer Personal Insurance	4,400	565	4,965	4,324	390	4,714

Legacy Portfolio - Run-off Property
and Casualty Insurance Lines:
U.S. Long Tail Insurance lines
(net of discount)	4,980	1,679	6,659	5,401	1,823	7,224
Other run-off product lines	160	46	206	113	42	154
Unallocated loss adjusted expenses	347	114	461	341	128	469
Total Legacy Portfolio - Run-off Property
and Casualty Insurance Lines	5,487	1,839	7,326	5,855	1,993	7,847

Other Operations	118	-	118	766	19	785

Total	$61,545	$15,532	$77,077	$60,603	$14,339	$74,942

(a) Includes $1.7 billion and $1.8 billion of asbestos reinsurance recoverable under a retroactive reinsurance agreement at December 31, 2016, and December 31, 2015, respectively.

(b) Includes loss reserve discount of $3.6 billion and $3.1 billion for the years ended December 31, 2016, and 2015, respectively.  See Note 13 to the Consolidated Financial Statements for discussion of loss reserve discount.

AIG | 2016 Form 10-K                            120

ITEM 7 |  Insurance Reserves

PRIOR YEAR DEVELOPMENT

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment and major lines of business:

Years Ended December 31,
(in millions)	2016	2015	2014
Commercial Insurance
Liability and Financial Lines:
U.S. Workers' compensation	$1,920	$234	$113
U.S. Excess casualty	1,058	1,374	(106)
U.S. Other casualty	1,563	1,196	754
U.S. Financial lines	306	502	160
Europe Casualty and financial lines	355	139	24
Other product lines	150	133	(229)
Total Liability and Financial Lines	5,352	3,578	716
Property and Special Risks:
U.S. and Europe	402	(128)	(82)
Other product lines	(177)	(157)	(131)
Total Property and Special Risks	225	(285)	(213)
Total Commercial Insurance	5,577	3,293	503

Consumer Personal Insurance
U.S., Europe and Japan	(114)	(47)	(89)
Other product lines	(21)	29	13
Total Consumer Personal Insurance	(135)	(18)	(76)

Legacy Portfolio - Property and Casualty Run-off Insurance Lines:
U.S. Long tail insurance lines	390	893	490
Other product lines	12	20	3
Total Legacy Portfolio - Property and Casualty Run off Insurance
Lines	402	913	493

Other Operations	(56)	(69)	(217)
Total prior year unfavorable development	$5,788	$4,119	$703

Premium adjustments on U.S. loss sensitive business	33	49	(105)
Total prior year development, net of premium adjustments	$5,821	$4,168	$598

Net Loss Development

As discussed more fully below, in 2016, we recognized adverse prior year loss reserve development of $5.8 billion, primarily as a result of the following:

•     Higher than expected losses emerging across several casualty classes, especially in the recent accident years (generally, 2011 to 2015) driven by increased frequency and severity of claims. This recent accident year loss emergence caused us to increase loss development factors applied across many accident years.

•     Loss development factors including workers compensation tail factors, also increased due to an observed lengthening of loss reporting patterns relative to prior expectations.

•     Increases in loss trend assumptions to reflect the latest observed increases in frequency and severity and the impact of these increased loss trends on expected loss ratios.

•     Changes in weights we apply to the various actuarial methods to better align with updated trends.

As discussed above, we observed higher than expected loss emergence in several casualty classes as follows:

•     U.S. Workers’ Compensation 9 percent greater than expected

•     U.S. Excess Casualty 22 percent greater than expected

•     U.S. Other Casualty – Primary general liability 21 percent greater than expected

•     U.S. Other Casualty – Primary Commercial Auto Liability 14 percent greater than expected

AIG | 2016 Form 10-K                          121

ITEM 7 |  Insurance Reserves

•     U.S. Other Casualty – Medical Malpractice 16 percent greater than expected

Our analyses and conclusions about prior year reserves also help inform our judgments about the current accident year loss and loss adjustment expense ratios we select.  In 2016, we increased our selections in the third quarter and again in the fourth quarter. The effect of these increases on year-to-date premiums resulted in a $700 million increase in net losses incurred.

In the tables below, we present prior year development in accident year groupings of 2005 and prior, 2006 – 2010 and 2011 – 2015. The grouping 2005 and prior represents the period ending with the 2005 restatement of our consolidated financial statements. The period 2006 – 2010 includes the years leading up to and immediately following the financial crisis. The period in 2011 – 2015 includes the periods during which we completed the recapitalization of AIG and began exiting U.S. Government ownership which was completed in 2012.

See Note 13 to the Consolidated Financial Statements for further details of prior year development by line of business.   See also Critical Accounting Estimates for a discussion of actuarial methods employed for major classes of business.

The following graphs summarize incurred (favorable) or unfavorable prior year development net of reinsurance, by accident year groupings (in millions):

AIG | 2016 Form 10-K                            122

ITEM 7 |  Insurance Reserves

AIG | 2016 Form 10-K                          123

ITEM 7 |  Insurance Reserves

Net Loss Development by Accident Years

For 2016, the adverse prior year development was primarily driven by:

•     Accident years 2011 to 2015 – adverse development of $3.1 billion were primarily driven by U.S. Other Casualty (commercial automobile liability, general liability and medical malpractice), U.S. Excess Casualty, U.S. Workers’ Compensation, and U.S. Special Risks programs business.  As discussed more fully in Note 13 to the Consolidated Financial Statements these lines experienced adverse actual versus expected loss activity and higher loss trends, and we responded by increasing our expected loss development tail factors.

•     Accident years 2006 to 2010 – adverse development of $1.4 billion were driven by increases in large losses in U.S. Financial Lines and increases in U.S. Workers’ Compensation loss development factors.

•     Accident years 2005 and prior – adverse development of $1.3 billion was driven by increased loss development factors in U.S. Workers’ Compensation and U.S. Other Casualty general liability.

For 2015, the adverse prior year development was primarily driven by:

•     Accident years 2011 to 2014 – adverse development of $1.6 billion was driven by significantly higher actual versus expected loss emergence.  We responded by increasing expected loss ratios for U.S. Excess Casualty, U.S. Other Casualty, International Liability and Financial Lines and U.S. Workers’ Compensation. In addition, our updated assumptions for bad-faith claims and unallocated loss adjustment expenses disproportionately impacted these years.

•     Accident years 2006 to 2010 – adverse development of $846 million were largely impacted by updated loss development selections in U.S. Financial Lines and revised estimates on expected future recoveries from risk-sharing policies in the U.S. Workers’ Compensation business.

•     Accident years 2005 and prior – adverse development of $1.7 billion was driven by U.S. Excess Casualty revised tail factor selections, updated loss development selections for various U.S. Run-off Casualty Insurance Lines, including updated industry experience for asbestos and revised estimates on expected future recoveries from risk-sharing policies.

For 2014, the adverse prior year development was primarily driven by:

•     Accident years 2011 to 2013 – favorable development of $305 million were driven by U.S. Financial Lines, U.S. Property and Special Risks and U.S., Europe and Japan Personal Insurance.

•     Accident years 2006 to 2010 – adverse development of $2 million were driven by U.S. Financial lines and U.S. Excess Casualty.

•     Accident years 2005 and prior – adverse development of $1.0 billion was driven by the U.S. Excess Casualty results of the mass-tort segmentation analysis, the updated U.S. Workers’ Compensation development selections (principally in California, New York and the excess of deductible segments) as well as the U.S. Run-Off Casualty Insurance Lines pollution products business (1987-2004) and the asbestos and environmental (1986 and prior) exposure.

For certain categories of claims (e.g., construction defect claims and environmental claims) and for reinsurance recoverable, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to us. These reclassifications are shown as development in the respective years in the tables above.  This may affect the comparability of the data presented in our tables.

Significant New Reinsurance Agreements

Effective January 1, 2016, we entered into a two-year reinsurance arrangement with the Swiss Reinsurance Company Ltd, under which we ceded a proportional share of our new and renewal U.S. Casualty portfolio in order to reduce the concentration of casualty business in our portfolio.

On January 20, 2017, we entered into an adverse development reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc., under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion.  We will account for this transaction as retroactive reinsurance. The consideration for this agreement is $9.8 billion plus interest at 4 percent per annum from January 1, 2016 to date of payment, which was paid in full as of February 17, 2017. The consideration paid to NICO will be placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire Hathaway Inc. has provided a parental guarantee to secure the obligations of NICO under the agreement.

AIG | 2016 Form 10-K                            124

ITEM 7 |  Insurance Reserves

The following table calculates the amount of the deferred gain expected to be recorded in the first quarter of 2017, on a nominal and net basis and showing the effect of discounting of loss reserves, using the reserve position of December 31, 2016.  The stated effective date of the agreement is January 1, 2016, and therefore losses paid on subject business during 2016 are included in the calculation.  The deferred gain will be amortized over the settlement period of the reinsured losses.

(in billions)	Nominal	Discount	Net
Subject reserve, December 31, 2016	$33.5	$(2.0)	$31.5
Subject losses paid in 2016	7.5	-	7.5
Total subject losses	41.0	(2.0)	39.0
Subject losses below the attachment point	25.0	(0.1)	24.9
Total subject losses above attachment point	16.0	(1.9)	14.1
Ceded reserves, December 31, 2016, at 80%	12.8	(1.5)	11.3
Consideration, including accrued interest through closing	10.2	-	10.2
Pre-tax gain at inception, deferred	$2.6	$(1.5)	$1.1

The lines of business subject to this agreement have been the source of substantially all of the prior year adverse development charges over the past several years. The agreement is expected to result in lower capital charges for reserve risks at our U.S. insurance subsidiaries.  Under U.S. GAAP, any potential future prior year development would be recognized immediately as losses are incurred; however, the related recoveries under the reinsurance agreement would be deferred and recognized over the expected recovery period.  In addition, we would expect future net investment income to decline as a result of lower invested assets.

See Item 7. MD&A – Enterprise Risk Management – Insurance Operations Risks – Property Casualty Insurance Companies Key Insurance Risks – Reinsurance Recoverable for a summary of significant reinsurers.

LIFE AND ANNUITY reserves and dac

The following section provides discussion of life and annuity reserves and deferred policy acquisition costs.

Update of Actuarial Assumptions

The Life Insurance Companies review and update estimated gross profit assumptions used to amortize DAC and related items for investment-oriented products at least annually. Estimated gross profit assumptions include net investment income and spreads, net realized capital gains and losses, fees, surrender charges, expenses, and mortality gains and losses. If the assumptions used for estimated gross profits change significantly, DAC and related reserves (which may include VOBA, SIA, guaranteed benefit reserves and unearned revenue reserves) are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products. The update of actuarial assumptions in 2016, 2015 and 2014 also included adjustments to reserves for universal life with secondary guarantees.

The update of actuarial assumptions in 2016, 2015 and 2014 included adjustments for products now reported in the Legacy Portfolio, primarily loss recognition expense related to pre-2010 payout annuities and certain long-term care products. Assumptions related to investment yields, mortality experience and expenses for long-duration traditional products are reviewed periodically and updated as appropriate, which could result in additional loss recognition reserves.

The update of actuarial assumptions in 2016, 2015 and 2014 included adjustments to the valuation of variable annuity GMWB features that are accounted for as embedded derivatives and measured at fair value, which are primarily in Variable Annuities and Group Retirement products. Changes in the fair value of such embedded derivatives are recorded in net realized capital gains (losses) and, together with related DAC adjustments and fair value changes in the GMWB hedging portfolio, are excluded from pre-tax operating income. See Note 5 to the Consolidated Financial Statements for more information on the measurement of fair value for GMWB embedded derivatives, and Variable Annuity Guaranteed Benefit and Hedging Results for additional discussion of the assumption updates for variable annuity GMWB.

AIG | 2016 Form 10-K                          125

ITEM 7 |  Insurance Reserves

The following table presents the increase (decrease) in pre-tax operating income resulting from the update of actuarial assumptions for the domestic life insurance companies, by segment and product line:

Years Ended December 31,
(in millions)	2016	2015	2014
Consumer Insurance:
Individual Retirement:
Fixed Annuities	$330	$92	$196
Variable and Index Annuities	39	-	4
Total Individual Retirement	369	92	200
Group Retirement	(47)	48	46
Life Insurance	(92)	(118)	(32)
Total Consumer Insurance	230	22	214
Legacy Portfolio	(614)	(28)	(85)
Total increase (decrease) in pre-tax operating income from update of assumptions	$(384)	$(6)	$129

The following table presents the increase (decrease) in pre-tax income resulting from the update of actuarial assumptions in the domestic life insurance companies, by line item as reported in Results of Operations:

Years Ended December 31,
(in millions)	2016	2015	2014
Policy fees	$(54)	$21	$27
Interest credited to policyholder account balances	65	74	90
Amortization of deferred policy acquisition costs	325	79	181
Policyholder benefits and losses incurred	(720)	(180)	(169)
Increase (decrease) in pre-tax operating income	(384)	(6)	129
Change in DAC related to net realized capital gains (losses)	13	11	(12)
Net realized capital gains (losses)	(56)	(2)	51
Increase (decrease) in pre-tax income	$(427)	$3	$168

In 2016, pre-tax operating income included a net negative adjustment of $384 million, primarily driven by $622 million of loss recognition reserves for pre-2010 payout annuities in the Legacy Portfolio, and an increase in Life Insurance reserves for universal life with secondary guarantees. These negative adjustments were partially offset by positive adjustments, primarily lower surrender assumptions in Fixed Annuities.

In 2015, pre-tax operating income in the aggregate was reduced by $6 million as a result of the update of actuarial assumptions. This aggregate net adjustment of $6 million included a net negative adjustment of $118 million in Life Insurance, which was offset in large part by net positive adjustments of $92 million in Fixed Annuities and $48 million in Group Retirement.

In 2014, pre-tax operating income in the aggregate was increased by $129 million as a result of the update of assumptions, primarily due to net positive adjustments related to investment spread assumptions in the Fixed Annuities and Group Retirement businesses, partially offset by loss recognition for long-term care business in the Legacy Portfolio and additions to reserves for universal life with secondary guarantees in Life Insurance.

The adjustments related to the update of actuarial assumptions in each period are discussed by business module below.

Update of Actuarial Assumptions by Business Module

Individual Retirement

The update of actuarial assumptions resulted in net positive adjustments to pre-tax operating income of Individual Retirement of $369 million, $92 million and $200 million in 2016, 2015 and 2014, respectively.

In Fixed Annuities, the update of estimated gross profit assumptions resulted in a net positive adjustment of $330 million in 2016, which reflected lower surrender assumptions, primarily due to lower long-term interest rates, as well as updates to investment yield and crediting rate assumptions compared to those previously modeled. In 2015, the update of estimated gross profit assumptions in Fixed Annuities resulted in a net positive adjustment of $92 million, which reflected refinements to investment spread assumptions, lower terminations than previously assumed and decreases to expense assumptions. In 2014, a net positive adjustment of $196 million in Fixed Annuities was primarily due to better spreads than previously assumed.

AIG | 2016 Form 10-K                            126

ITEM 7 |  Insurance Reserves

In Variable and Index Annuities, the update of estimated gross profit assumptions resulted in a net positive adjustment of $39 million in 2016, primarily due to favorable updates to assumptions for long-term volatility, surrenders, mortality and policy expenses, partially offset by a decrease in the separate account long-term asset growth rate assumption from 8.5 percent to 7.5 percent (before expenses that reduce the asset base from which future fees are projected). The net positive adjustment in 2016 included a net negative adjustment of approximately $24 million in connection with the conversion to a more robust modeling platform for variable annuities, primarily due to refinements to assumptions for guaranteed minimum interest rates and investment fees, partially offset by the impact of other refinements identified during the conversion. In 2015, there were offsetting updates to assumed investment fees, modeled expenses, and terminations, resulting in no net adjustment to pre-tax operating income in Variable and Index Annuities compared to a $4 million net positive adjustment in 2014, which reflected the update of estimated gross profit assumptions.

Group Retirement

In Group Retirement, the update of estimated gross profit assumptions resulted in a net negative adjustment of $47 million in 2016, primarily due to refinements in surrender and partial withdrawal assumptions and a decrease in the separate account long-term asset growth rate assumption from 8.5 percent to 7.5 percent (before expenses that reduce the asset base from which future fees are projected). In 2015, a net positive adjustment from the update of estimated gross profit assumptions of $48 million in Group Retirement was primarily due to revisions to mortality and surrender assumptions, partially offset by decreased spread assumptions. In 2014, a net positive adjustment of $46 million in Group Retirement was primarily due to more favorable assumptions for investment spreads and surrenders than previously assumed.

Life Insurance

In Life Insurance, the update of actuarial assumptions resulted in a net negative adjustment of $92 million in 2016. This adjustment was primarily due to refinement to reserves for universal life insurance with secondary guarantees due to lower assumed surrender rates. The update to Life Insurance assumptions also included lower yield and interest credited assumptions.

In 2015, the net negative adjustment of $118 million related to the update of actuarial assumptions in Life Insurance was primarily due to lower assumed surrender rates for certain later-duration universal life with secondary guarantees. The net negative adjustment also reflected lower investment spread assumptions, partially offset by more favorable than expected mortality.

A net negative adjustment of $32 million in Life Insurance in 2014 was primarily due to additions to reserves for universal life with secondary guarantees, as a result of lower investment spread and mortality assumptions which, while higher than previously assumed, were still within pricing assumptions.

Legacy Portfolio

The update of actuarial assumptions resulted in $622 million of loss recognition expense in 2016 on payout annuities in the Legacy Life Insurance Run-Off Lines. The loss recognition reflected the establishment of additional reserves primarily as a result of mortality experience studies, which indicated increased longevity, particularly on injured lives on a block of structured settlements underwritten prior to 2010. The mortality assumption update did not impact reserves for structured settlements and terminal funding annuities written after April 2012, which are in the Institutional Markets business.

Legacy Life Insurance Run-Off Lines recorded loss recognition expense of $28 million and $87 million to increase reserves for certain long-term care business in 2015 and 2014, respectively, which reduced pre-tax operating income in those periods. The loss recognition for both periods was primarily a result of lower future premium increase assumptions and, in 2014, lower yield assumptions.

Variable Annuity Guaranteed Benefits and Hedging Results

Our Individual Retirement and Group Retirement businesses offer variable annuity products with GMWB riders that provide guaranteed living benefit features. The liabilities for GMWB are accounted for as embedded derivatives measured at fair value. The fair value of the embedded derivatives may fluctuate significantly based on market interest rates, equity prices, credit spreads and market volatility.

In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWB, including exposures to changes in interest rates, equity prices, credit spreads and volatilities. The hedging program utilizes derivative instruments, including but not limited to equity options, futures contracts and interest rate swap and swaption contracts, as well as fixed maturity securities with a fair value election. See Enterprise Risk Management – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Program for additional discussion of market risk management related to these product features.

AIG | 2016 Form 10-K                          127

ITEM 7 |  Insurance Reserves

Differences in Valuation of Embedded Derivatives and Economic Hedge Target

The variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic risks in our GMWB riders. The economic hedge target differs from the U.S. GAAP valuation of the GMWB embedded derivatives due to the following:

•     The economic hedge target includes 100 percent of rider fees in present value calculations; the U.S. GAAP valuation reflects only those fees attributed to the embedded derivative such that the initial value at contract issue equals zero;

•     The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for U.S. GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and

•     The economic hedge target excludes the non-performance or “own credit” risk adjustment (NPA) used in the U.S. GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating an additional spread (the NPA spread) to the swap curve used to discount projected benefit cash flows. See Note 5 to the Consolidated Financial Statements for more information on our valuation methodology for embedded derivatives within policyholder contract deposits. Because the discount rate includes the NPA spread and other explicit risk margins, the U.S. GAAP valuation is generally less sensitive to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.

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

•     Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

•     Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

December 31,
(in millions)	2016	2015
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$1,777	$1,234
Exclude non-performance risk adjustment (NPA)	(3,148)	(3,153)
Embedded derivative liability, excluding NPA	4,925	4,387
Adjustments for risk margins and differences in valuation	(2,251)	(2,449)
Economic hedge target liability	$2,674	$1,938

Impact on Pre-tax Income (Loss)

The impact on our pre-tax income (loss) of the variable annuity guaranteed living benefits and related hedging results include changes in the fair value of the GMWB embedded derivatives, and changes in the fair value of related derivative hedging instruments, both of which are recorded in Other realized capital gains (losses). Realized capital gains (losses), as well as net investment income from changes in the fair value of fixed maturity securities used in the hedging program, are excluded from pre-tax operating income of Individual Retirement and Group Retirement.

The change in the fair value of the embedded derivatives and the change in the value of the hedging portfolio are not expected to be fully offsetting, primarily due to the differences in valuation between the economic hedge target, the U.S. GAAP embedded derivatives, and changes in the fair value of the hedging portfolio, as discussed above. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the embedded derivative liabilities, resulting in a gain, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the embedded derivative liabilities, resulting in a loss. In addition to changes driven by credit market-related movements in the NPA spread, the NPA balance also reflects changes in business activity and in the net amount at risk from the underlying guaranteed living benefits.

AIG | 2016 Form 10-K                            128

ITEM 7 |  Insurance Reserves

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

Years Ended December 31,
(in millions)	2016	2015	2014
Change in fair value of embedded derivatives, excluding NPA spread	$156	$(435)	$(831)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	120	(43)	260
Interest rate derivative contracts	(194)	343	742
Equity derivative contracts	(919)	(86)	(230)
Change in fair value of variable annuity hedging portfolio	(993)	214	772
Change in fair value of embedded derivatives excluding NPA spread, net of hedging portfolio	(837)	(221)	(59)
Change in fair value of embedded derivatives due to NPA spread	(286)	498	72
Net impact on pre-tax income (loss)	$(1,123)	$277	$13

The net impact on pre-tax income from the GMWB and related hedges in 2016 (excluding related DAC amortization) was primarily driven by actuarial assumption updates to surrender and mortality assumptions. The 2015 and 2014 net impacts were primarily driven by changes in the NPA spread. In addition, the impact of rising interest rates and equity markets late in the fourth quarter of 2016 resulted in fair value losses in the hedging portfolio, which were not offset by decreases in the embedded derivative liabilities, because risk margins and other assumptions used for U.S. GAAP valuation cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio. The changes in the economic hedge target and the largely offsetting changes in the fair value of the hedge portfolio were primarily driven by changes in equity markets and interest rates, as discussed below.

Change in Economic Hedge Target

The increase in the economic hedge target in 2016 was primarily due to the update of actuarial assumptions offset by reductions from positive equity markets and increases in market interest rates, particularly in the fourth quarter of 2016.  A decrease in market interest rates, lower equity market performance and the update of actuarial assumptions in 2015 resulted in increases in economic hedge target, which were significantly offset by changes in the value of the hedging portfolio. The increases in the economic hedge target in 2014 were primarily due to declines in interest rates and the update of actuarial assumptions, partially offset by higher equity market returns.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivatives, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•     Changes in the fair value of fixed maturity securities, for which the fair value option has been elected, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. Effective June 30, 2015, we discontinued our U.S. Treasury bond interest rate hedging program and initiated a corporate bond hedging program, which is intended to provide the same capital efficiency as the previous U.S. Treasury bond hedging program. The change in the fair value of the corporate bond hedging program in 2016 included gains, primarily due to credit spreads tightening and decreases in market interest rates in the first nine months of 2016, partially offset by an increase in rates in the fourth quarter of 2016. The change in the fair value of the corporate bond hedging program in 2015 reflected losses, primarily due to increases in market interest rates in the first six months of 2015 and credit spreads widening. The gains in 2014 from the change in the fair value of the fixed maturities securities were due to decreases in market interest rates in 2014. The change in the fair value of the hedging bonds, which is excluded from the pre-tax operating income of the Individual Retirement and Group Retirement segments, is reported in net investment income on the Consolidated Statements of Income (Loss).

•     Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in net losses in 2016 as increases in rates in the fourth quarter of 2016 more than offset the impact of interest rate declines in the first nine months of 2016.  The net gains in 2015 on interest rate contracts reflected decreases in market interest rates in the latter half of 2015, partially offset by the impact of increases in rates in the first six months of 2015. In 2014, rates declined throughout the year, resulting in gains from interest rate derivative contracts.

•     The change in the fair value of equity derivative contracts, which included futures and options, resulted in losses in 2016, 2015 and 2014, which varied based on the relative growth in equity market returns in the respective years.

AIG | 2016 Form 10-K                          129

ITEM 7 |  Insurance Reserves

Change in NPA Spread

In 2016, tightening of credit spreads resulted in a negative impact on pre-tax income from the change in the NPA spread. In 2015, the impact of widening credit spreads resulted in a significant gain from the change in NPA spread, which was the primary driver of the net positive impact on pre-tax income, compared to a less significant gain from the change in NPA spread in 2014.

Update of Actuarial Assumptions

The change in embedded derivatives included increases in 2016 due to the update of actuarial assumptions, which primarily reflected lower surrender and mortality assumptions, partially offset by a decrease due to updated assumptions for utilization of withdrawal benefits. The impact of these updated assumptions, which were based on experience studies, was less significant to the embedded derivative liabilities than to the economic hedge target, because the discount rates used to value the embedded derivatives include the additional adjustment for the NPA spread, as well as other explicit risk margins. In addition, the increase in the embedded derivative liabilities from the assumption updates was largely offset by a reduction due to an update of these risk margins. See Update of Actuarial Assumptions for the amount of adjustments included in net capital realized gains (losses) related to the update of actuarial assumptions for GMWB.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the life insurance companies, excluding DAC of Institutional Markets and Legacy Portfolio:

Years Ended December 31,
(in millions)	2016	2015	2014
Balance, beginning of year	$7,149	$5,928	$5,560
Acquisition costs deferred	1,019	1,200	988
Amortization expense:
Update of assumptions included in pre-tax operating income	315	79	181
Related to realized capital gains and losses	276	(2)	(56)
All other operating amortization	(924)	(871)	(748)
Increase (decrease) in DAC due to foreign exchange	(40)	(11)	-
Change related to unrealized depreciation (appreciation) of investments	(252)	826	(340)
Other(a)	-	-	343
Balance, end of year(b)	$7,543	$7,149	$5,928

(a)  DAC Other in 2014 represents VOBA related to the acquisition of AIG Life Limited.

(b)  DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $8.4 billion, $7.7 billion and $7.3 billion at December 31, 2016, 2015 and 2014, respectively.

The net adjustments to DAC amortization from the update of actuarial assumptions for estimated gross profits, including those reported within change in DAC related to net realized capital gains (losses), represented four percent and one percent of the DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments as of December 31, 2016 and 2015, respectively.

Reversion to the Mean

In 2016, we updated the long-term annual growth assumption applied to subsequent periods used in our reversion to the mean methodology for estimating future estimated gross profits for variable annuity products, from 8.5 percent to 7.5 percent (before expenses that reduce the asset base from which future fees are projected). The five-year reversion to the mean period has not met the criteria for adjustment in 2016, 2015 or 2014; however, sustained favorable equity market performance in excess of long-term assumptions could result in unlocking in the Individual Retirement or Group Retirement variable annuity product lines in the future, with a positive effect on pre-tax income in the period of the unlocking. See Critical Accounting Estimates – Estimated Gross Profits for Investment-Oriented Products (Life Insurance Companies) for additional discussion of assumptions related to our reversion to the mean methodology.

AIG | 2016 Form 10-K                            130

ITEM 7 |  Insurance Reserves

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow DAC). Shadow DAC generally moves in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio, reducing the reported DAC balance when market interest rates decline. Market interest rates as of December 31, 2016 decreased compared to December 31, 2015 as a result of narrowing spreads in 2016. As a result, the unrealized appreciation of fixed maturity securities held in the Life Insurance Companies that support the Core Portfolio businesses at December 31, 2016 increased by $2.1 billion compared to December 31, 2015, which resulted in a decrease in DAC to reflect the shadow DAC adjustment.

Reserves

The following table presents a rollforward of insurance reserves for Individual Retirement, Group Retirement and Life Insurance modules, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

Years Ended December 31,
(in millions)	2016	2015	2014
Individual Retirement
Balance at beginning of year, gross	$121,474	$115,831	$106,943
Premiums and deposits	16,062	18,376	17,324
Surrenders and withdrawals	(10,027)	(9,742)	(10,500)
Death and other contract benefits	(2,991)	(3,016)	(2,792)
Subtotal	3,044	5,618	4,032
Change in fair value of underlying assets and reserve accretion, net of
policy fees	3,657	(1,775)	3,086
Cost of funds*	1,614	1,613	1,644
Other reserve changes	(468)	187	126
Balance at end of year	129,321	121,474	115,831
Reserves related to unrealized appreciation of investments	-	-	10
Reinsurance ceded	(371)	(336)	(341)
Total Individual Retirement insurance reserves and mutual fund assets	$128,950	$121,138	$115,500
Group Retirement
Balance at beginning of year, gross	$84,145	$85,861	$85,254
Premiums and deposits	7,570	6,920	6,743
Surrenders and withdrawals	(7,589)	(8,505)	(10,003)
Death and other contract benefits	(536)	(506)	(491)
Subtotal	(555)	(2,091)	(3,751)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	3,923	(657)	3,213
Cost of funds*	1,109	1,106	1,130
Other reserve changes	-	(74)	15
Balance at end of year	88,622	84,145	85,861
Reserves related to unrealized appreciation of investments	-	-	-
Reinsurance ceded	-	-	-
Total Group Retirement insurance reserves and mutual fund assets	$88,622	$84,145	$85,861

AIG | 2016 Form 10-K                          131

ITEM 7 |  Insurance Reserves

Life Insurance
Balance at beginning of year, gross	$18,006	$17,464	$17,136
Premiums and deposits	3,391	3,353	3,157
Surrenders and withdrawals	(650)	(440)	(488)
Death and other contract benefits	(522)	(577)	(522)
Subtotal	2,219	2,336	2,147
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(1,033)	(1,026)	(948)
Cost of funds*	386	394	405
Other reserve changes	(1,181)	(1,162)	(1,276)
Balance at end of year	18,397	18,006	17,464
Reserves related to unrealized appreciation of investments	-	-	-
Reinsurance ceded	(1,085)	(1,121)	(1,000)
Total Life Insurance reserves	$17,312	$16,885	$16,464
Total insurance reserves and mutual fund assets
Balance at beginning of year, gross	$223,625	$219,156	$209,333
Premiums and deposits	27,023	28,649	27,224
Surrenders and withdrawals	(18,266)	(18,687)	(20,991)
Death and other contract benefits	(4,049)	(4,099)	(3,805)
Subtotal	4,708	5,863	2,428
Change in fair value of underlying assets and reserve accretion, net of
policy fees	6,547	(3,458)	5,351
Cost of funds*	3,109	3,113	3,179
Other reserve changes	(1,649)	(1,049)	(1,135)
Balance at end of year	236,340	223,625	219,156
Reserves related to unrealized appreciation of investments	-	-	10
Reinsurance ceded	(1,456)	(1,457)	(1,341)
Total insurance reserves and mutual fund assets	$234,884	$222,168	$217,825

* Excludes amortization of deferred sales inducements

Insurance reserves of Individual Retirement, Group Retirement and Life Insurance modules, and Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

At December 31,
(in millions)	2016	2015
Future policy benefits	$7,380	$6,945
Policyholder contract deposits	119,644	115,575
Other policy funds	378	398
Separate account liabilities	76,619	72,972
Total insurance reserves	204,021	195,890
Mutual fund assets	32,319	27,735
Total insurance reserves and mutual fund assets	$236,340	$223,625

AIG | 2016 Form 10-K                            132

ITEM 7 | Liquidity and Capital Resources

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet our payment obligations.  It is defined as cash and unencumbered assets that can be monetized in a short period of time at a reasonable cost. We manage our liquidity prudently through various risk committees, policies and procedures, and a stress testing and liquidity risk framework established by Enterprise Risk Management (ERM). Our liquidity risk framework is designed to manage liquidity at both AIG Parent and subsidiaries to meet our financial obligations for a minimum of six-months under a liquidity stress scenario. See Enterprise Risk Management — Risk Appetite, Limits, Identification, and Measurement and Enterprise Risk Management — Liquidity Risk Management below for additional information.

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

AIG | 2016 Form 10-K                          133

ITEM 7 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES ACTIVITY FOR 2016

Sources

AIG Parent Funding from Subsidiaries

During 2016, AIG Parent received $7.5 billion in dividends and loan repayments from subsidiaries. Of this amount, $2.2 billion was dividends in the form of cash and fixed maturity securities from our Property Casualty Insurance Companies, $4.7 billion was dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies and $571 million was dividends in the form of cash and fixed maturity securities from UGC.

AIG Parent also received a net amount of $1.6 billion in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in 2016, reflecting $608 million that was reimbursed by AIG Parent to our insurance businesses during the fourth quarter of 2016 as a result of adjustments made to prior-year tax sharing payments. The tax sharing payments may continue to be subject to adjustment in future periods.

The dividends and tax sharing payments from our Property Casualty Companies and Life Insurance Companies were funded, in part, by proceeds from the sale of 740 million ordinary H shares of PICC Property & Casualty Company Limited for approximately $1.25 billion in May 2016 and by the sale of AIG Advisor Group in May 2016.

Debt Issuances

In February 2016, we issued $1.5 billion aggregate principal amount of 3.300% Notes due 2021.

In March 2016, we issued $1.5 billion aggregate principal amount of 3.900% Notes due 2026.

In June 2016, we issued €750 million aggregate principal amount of 1.500% Notes due 2023.

UGC Sale

In December 2016, we received proceeds from the sale of our 100 percent interest in UGC and certain related affiliates to Arch for total consideration of approximately $3.3 billion, consisting of $2.2 billion of cash, and approximately $1.1 billion of newly issued Arch convertible non-voting common-equivalent preferred stock.

Legacy Investments

During 2016, we generated approximately $3.6 billion in return of capital from Legacy Investments.

Uses

Debt Reduction

In March 2016, we repurchased, through a cash tender offer, approximately $736 million aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $825 million.

We also made other repurchases and repayments of approximately $3.5 billion during 2016. AIG Parent made interest payments on our debt instruments totaling $975 million during 2016.

Dividend

We paid a cash dividend of $0.32 per share on AIG Common Stock during each quarter of 2016.

Repurchase of Common Stock*

We repurchased approximately 201 million shares of AIG Common Stock during 2016, for an aggregate purchase price of approximately $11.5 billion.

Repurchase of Warrants

We repurchased approximately 17 million warrants to purchase shares of AIG Common Stock during 2016 for an aggregate purchase price of approximately $309 million.

AIG Parent Funding to Subsidiaries

In January 2016, AIG Parent made a capital contribution of approximately $2.9 billion to our Property Casualty Insurance Companies.

*    Under Exchange Act Rule 10b5-1 repurchase plans, from January 1 to February 14, 2017, we repurchased approximately $1.2 billion of additional shares of AIG Common Stock. As of February 14, 2017, approximately $4.7 billion remained under our share repurchase authorization.

AIG | 2016 Form 10-K                            134

ITEM 7 | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Years Ended December 31,
(in millions)	2016	2015	2014*
Sources:
Net cash provided by operating activities	$2,383	$2,877	$5,007
Net cash provided by changes in restricted cash	385	1,457	-
Net cash provided by other investing activities	4,359	7,005	15,731
Changes in policyholder contract balances	4,059	2,410	1,719
Issuance of long-term debt	5,954	6,867	6,687
Net cash provided by other financing activities	377	818	-
Total sources	17,517	21,434	29,144
Uses:
Change in restricted cash	-	-	(1,447)
Change in policyholder contract balances	-	-	-
Repayments of long-term debt	(4,082)	(9,805)	(16,160)
Purchases of AIG Common Stock	(11,460)	(10,691)	(4,902)
Dividends paid	(1,372)	(1,028)	(712)
Purchases of warrants	(309)	-	-
Net cash provided by other financing activities	-	-	(6,420)
Total uses	(17,223)	(21,524)	(29,641)
Effect of exchange rate changes on cash	52	(39)	(74)
Increase (decrease) in cash	$346	$(129)	$(571)

*    For 2014, cash decreased by $162 million due to reclassification of $289 million to restricted cash presented in Other assets, partially offset by a $127 million reclassification from Short-term investments, to correct prior period presentation.

The following table presents a summary of AIG’s Consolidated Statement of Cash Flows:

Years Ended December 31,
(in millions)	2016	2015	2014
Summary:
Net cash provided by operating activities	$2,383	$2,877	$5,007
Net cash provided by investing activities	4,744	8,462	14,284
Net cash used in financing activities	(6,833)	(11,429)	(19,788)
Effect of exchange rate changes on cash	52	(39)	(74)
Increase (decrease) in cash	346	(129)	(571)
Cash at beginning of year	1,629	1,758	2,241
Change in cash of businesses held for sale	(107)	-	88
Cash at end of year	$1,868	$1,629	$1,758

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $1.3 billion in 2016 compared to $1.4 billion in 2015 and $3.4 billion in 2014. Excluding interest payments, AIG generated positive operating cash flow of $3.7 billion in 2016 compared to $4.2 billion and $8.4 billion in 2015 and 2014, respectively.

AIG | 2016 Form 10-K                          135

ITEM 7 | Liquidity and Capital Resources

Investing Cash Flow Activities

Net cash provided by investing activities in 2016 included approximately $2.8 billion of net cash proceeds from the sale of UGC, Ascot and AIG Advisor Group. Net cash provided by investing activities for 2015 included approximately $4.2 billion of net cash proceeds from the sale of ordinary shares of AerCap. Net cash provided by investing activities in 2014 included a reduction in net investment purchase activity and approximately $2.4 billion of net cash proceeds from the sale of ILFC.

Financing Cash Flow Activities

Net cash used in financing activities in 2016 included:

•     approximately $1.4 billion in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each quarter of 2016;

•     approximately $11.5 billion to repurchase approximately 201 million shares of AIG Common Stock;

•     approximately $309 million to repurchase approximately 17 million warrants to purchase shares of AIG Common Stock; and

•     approximately $4.1 billion to repay long-term debt.

These items were partially offset by approximately $6.0 billion in proceeds from the issuance of long-term debt.

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

Net cash used in financing activities for 2014 included:

•     approximately $712 million in the aggregate to pay dividends of $0.125 per share on AIG Common Stock in each quarter of 2014;

•     approximately $4.9  billion to repurchase approximately 88 million shares of AIG Common Stock;

•     approximately $271 million to repay long-term debt of business held-for-sale; and

•     approximately $16.2 billion to repay long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of December 31, 2016, AIG Parent had approximately $12.9 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales, repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

In the normal course, it is expected that a portion of the capital released by our insurance operations or through the utilization of AIG’s deferred tax assets may be available for distribution to shareholders. Additionally, it is expected that a portion of the capital associated

AIG | 2016 Form 10-K                            136

ITEM 7 | Liquidity and Capital Resources

with businesses or investments that do not directly support our insurance operations may be available for distribution to shareholders or deployment towards liability management upon its monetization.

In developing plans to distribute capital, AIG considers a number of factors, including, but not limited to: AIG’s business and strategic plans, expectations for capital generation and utilization, AIG’s funding capacity and capital resources in comparison to internal benchmarks, as well as rating agency expectations, regulatory standards and internal stress tests for capital.

In January 2016, AIG Parent made a capital contribution of approximately $2.9 billion to our Property Casualty Insurance Companies as a result of our fourth quarter 2015 reserve strengthening.

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	December 31, 2016	December 31, 2015
Cash and short-term investments(a)	$3,950	$3,497
Unencumbered fixed maturity securities(b)	4,470	5,723
Total AIG Parent liquidity	8,420	9,220
Available capacity under syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$12,920	$13,720

(a)  Cash and short-term investments include reverse repurchase agreements totaling $1.0 billion and $1.5 billion as of December 31, 2016 and 2015, respectively.

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

Insurance Companies

We expect that our insurance companies will be able to continue to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. Our insurance companies’ liquidity resources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities.

Each of our material insurance companies’ liquidity is monitored through various internal liquidity risk measures.  The primary sources of liquidity are premiums, fees, reinsurance recoverables and investment income. The primary uses of liquidity are paid losses, reinsurance payments, benefit claims, surrenders, withdrawals, interest payments, dividends, expenses, investments and collateral requirements.

Our Property Casualty Insurance Companies may require additional funding to meet capital or liquidity needs under certain circumstances.  Large catastrophes may require us to provide additional support to our affected operations. Downgrades in our credit ratings could put pressure on the insurer financial strength ratings of our subsidiaries, which could result in non‑renewals or cancellations by policyholders and adversely affect the subsidiary’s ability to meet its own obligations. Increases in market interest rates may adversely affect the financial strength ratings of our subsidiaries, as rating agency capital models may reduce the amount of available capital relative to required capital. Other potential events that could cause a liquidity strain include an economic collapse of a nation or region significant to our operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval.

AIG Parent and Ascot Corporate Name Limited (ACNL) were previously parties to a $725 million letter of credit facility. The letter of credit facility was released at the closing of AIG’s sale of its interest in Ascot Underwriting Holdings Ltd. and ACNL in November 2016.

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

Certain of our U.S. insurance companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Property Casualty Insurance Companies had outstanding borrowings from the FHLBs in an aggregate amount of approximately $733 million and zero at December 31, 2016 and 2015, respectively.  The outstanding borrowings are being used primarily for interest rate risk management purposes in connection with certain reinsurance arrangements, and the balances are expected to decline as underlying premiums are collected. Our U.S. Life Insurance Companies had outstanding borrowings from the FHLBs in an aggregate

AIG | 2016 Form 10-K                          137

ITEM 7 | Liquidity and Capital Resources

amount of approximately $2 million at both December 31, 2016 and 2015. In addition to these borrowings outstanding at December 31, 2016, $429 million was due to the FHLB of Dallas under funding agreements issued by our Institutional Markets business in 2016, which were reported in Policyholder contract deposits.

Certain of our U.S. Life Insurance Companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life Insurance Companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life Insurance Company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. At December 31, 2016 and 2015, our U.S. Life Insurance Companies had $2.4 billion and $1.1 billion, respectively, of securities subject to these agreements and $2.5 billion and $1.1 billion, respectively, of liabilities to borrowers for collateral received.

AIG generally manages capital between AIG Parent and our insurance companies through internal, Board-approved policies and limits, as well as management standards. In addition, AIG Parent has unconditional capital maintenance agreements (CMAs) in place with certain subsidiaries. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries.

AIG Parent is party to a CMA with AGC Life Insurance Company. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of AGC Life Insurance Company at or above a specified minimum percentage of its projected NAIC Company Action Level Risk-Based Capital (RBC). As of December 31, 2016, the specified minimum percentage under this CMA was 250 percent. AIG Parent terminated the CMA with United Guaranty Residential Insurance Company in connection with the December 2016 closing of the sale of UGC.

During 2016, we created a new Switzerland-domiciled international holding company, AIG International Holdings, GmbH (AIGIH), that is intended to be the ultimate holding company for all of our international entities. This new international holding company structure is part of our ongoing efforts to simplify our organizational structure, and is expected to facilitate the optimization of our international capital strategy from both a regulatory and tax perspective. Through February 14, 2017, the following international operations have been transferred to AIGIH: Europe, Canada, Asia Pacific (excluding Japan) and Latin America/Caribbean.

In 2016, our Property Casualty Insurance Companies paid approximately $2.2 billion in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. government and government-sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

In 2016, our U.S. Life Insurance Companies paid approximately $4.7 billion of dividends and loan repayments in the form of cash and fixed maturity securities to AIG Parent, which included the release of approximately $1.0 billion of excess statutory capital resulting from a reinsurance agreement entered into by one of the Life Insurance Companies involving certain of its whole life and universal life businesses, effective July 1, 2016. The fixed maturity securities primarily included U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. The reinsurance agreement also resulted in a $49 million tax payment to AIG Parent. Effective December 31, 2016, the same life subsidiary recaptured certain term and universal life reserves previously ceded to an affiliate and ceded approximately $14 billion of such statutory reserves to an unaffiliated reinsurer under an amendment to the July 1, 2016 agreement, which is expected to result in a tax payment to AIG Parent of approximately $2.3 billion in 2017.

In 2016, UGC paid approximately $571 million in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. government and government-sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

Credit Facilities

We maintain a committed, revolving syndicated credit facility (the Facility) as a potential source of liquidity for general corporate purposes. The Facility provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.5 billion without any limits on the type of borrowings and is scheduled to expire in November 2020.

As of December 31, 2016, a total of $4.5 billion remains available under the Facility. Our ability to borrow under the Facility is not contingent on our credit ratings. However, our ability to borrow under the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Facility from time to time, and may use the proceeds for general corporate purposes.

AIG | 2016 Form 10-K                            138

ITEM 7 | Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

December 31, 2016		Payments due by Period
	Total		2018 -	2020 -
(in millions)	Payments	2017	2019	2021	Thereafter
Insurance operations
Loss reserves	$80,647	$18,297	$23,150	$12,938	$26,262
Insurance and investment contract liabilities	238,343	15,638	27,474	25,936	169,295
Borrowings	972	-	-	330	642
Interest payments on borrowings	951	50	99	99	703
Operating leases	960	251	345	210	154
Other long-term obligations	10	3	4	2	1
Total	$321,883	$34,239	$51,072	$39,515	$197,057
Other
Borrowings	$24,834	$1,426	$3,151	$3,110	$17,147
Interest payments on borrowings	15,373	1,087	1,965	1,741	10,580
Operating leases	138	44	44	19	31
Other long-term obligations	201	38	78	41	44
Total	$40,546	$2,595	$5,238	$4,911	$27,802
Consolidated
Loss reserves	$80,647	$18,297	$23,150	$12,938	$26,262
Insurance and investment contract liabilities	238,343	15,638	27,474	25,936	169,295
Borrowings	25,806	1,426	3,151	3,440	17,789
Interest payments on borrowings	16,324	1,137	2,064	1,840	11,283
Operating leases	1,098	295	389	229	185
Other long-term obligations(a)	211	41	82	43	45
Total(b)	$362,429	$36,834	$56,310	$44,426	$224,859

(a)  Primarily includes contracts to purchase future services and other capital expenditures.

(b)  Does not reflect unrecognized tax benefits of $4.5 billion, the timing of which is uncertain.

Loss Reserves

Loss reserves relate to our Property Casualty Insurance Companies and represent estimates of future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the payments by period presented above could be materially different from actual required payments. We believe that our Property Casualty Insurance Companies maintain adequate financial resources to meet the actual required payments under these obligations.

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

AIG | 2016 Form 10-K                          139

ITEM 7 | Liquidity and Capital Resources

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2016		Amount of Commitment Expiring
	Total Amounts		2018 -	2020 -
(in millions)	Committed	2017	2019	2021	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$148	$144	$-	$-	$4
Guarantees of indebtedness	107	80	27	-	-
All other guarantees(a)	2	-	-	2	-
Commitments:
Investment commitments(b)	3,055	2,020	766	237	32
Commitments to extend credit	2,729	1,519	869	335	6
Letters of credit	5	5	-	-	-
Total(c)	$6,046	$3,768	$1,662	$574	$42
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$74
Standby letters of credit	140	140	-	-	-
All other guarantees	172	88	21	28	35
Commitments:
Investment commitments(b)	176	32	14	35	95
Commitments to extend credit(e)	500	-	500	-	-
Letters of credit	24	24	-	-	-
Total(c)(f)	$1,086	$284	$535	$63	$204
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$74
Standby letters of credit	288	284	-	-	4
Guarantees of indebtedness	107	80	27	-	-
All other guarantees(a)	174	88	21	30	35
Commitments:
Investment commitments(b)	3,231	2,052	780	272	127
Commitments to extend credit(e)	3,229	1,519	1,369	335	6
Letters of credit	29	29	-	-	-
Total(c)(f)	$7,132	$4,052	$2,197	$637	$246

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

(c)  Does not include guarantees, CMAs or other support arrangements among AIG consolidated entities.

AIG | 2016 Form 10-K                            140

ITEM 7 | Liquidity and Capital Resources

(d)  Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(e)  Includes a five-year senior unsecured revolving credit facility of up to $500 million between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility) scheduled to mature in May 2019. The AerCap Credit Facility permits loans for general corporate purposes. At December 31, 2016, no amounts were outstanding under the AerCap Credit Facility.

(f)  Excludes commitments with respect to pension plans. The annual pension contribution for 2017 is expected to be approximately $70 million for U.S. and non-U.S. plans.

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

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities		Effect of			Balance at
Year Ended December 31, 2016	December 31,		and		Foreign	Other		December 31,
(in millions)	2015	Issuances	Repayments		Exchange	Changes		2016
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$17,047	$3,831	$(1,268)		$(180)	$2		$19,432
Junior subordinated debt	1,327	-	(461)		(28)	5		843
AIG Japan Holdings Kabushiki Kaisha	106	222	-		2	-		330
AIGLH notes and bonds payable	284	-	(3)		-	-		281
AIGLH junior subordinated debt	420	-	(60)		-	1		361
Total AIG general borrowings	19,184	4,053	(1,792)		(206)	8		21,247
AIG borrowings supported by assets:(a)
MIP notes payable	1,372	-	(267)		(1)	(5)		1,099
Series AIGFP matched notes and bonds payable	34	-	-		-	(2)		32
GIAs, at fair value	3,276	191	(542)		-	9	(b)	2,934
Notes and bonds payable, at fair value	394	368	(268)		-	-	(b)	494
Total AIG borrowings supported by assets	5,076	559	(1,077)		(1)	2		4,559
Total debt issued or guaranteed by AIG	24,260	4,612	(2,869)		(207)	10		25,806
Debt not guaranteed by AIG:
Other subsidiaries' notes, bonds, loans and
mortgages payable(c)	2	730	-		-	3		735
Debt of consolidated investments(d)	4,987	612	(1,352)	(e)	(28)	152	(f)	4,371
Total debt not guaranteed by AIG	4,989	1,342	(1,352)		(28)	155		5,106
Total debt(g)	$29,249	$5,954	$(4,221)		$(235)	$165		$30,912

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $2.2 billion and $2.4 billion at December 31, 2016 and 2015, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Includes primarily borrowings with Federal Home Loan Banks by our U.S. insurance companies.  These borrowings are short term in nature and related activity is presented net of issuances and maturities and repayments.

AIG | 2016 Form 10-K                          141

ITEM 7 | Liquidity and Capital Resources

(d)  At December 31, 2016, includes debt of consolidated investment vehicles related to real estate investments of $1.9 billion, affordable housing partnership investments of $1.7 billion and other securitization vehicles of $771 million. At December 31, 2015, includes debt of consolidated investment vehicles related to real estate investments of $2.4 billion, affordable housing partnership investments of $1.5 billion and other securitization vehicles of $1.0 billion.

(e)  Includes $1.1 billion related to certain real estate investments that were sold during 2016.

(f)  Includes the effect of consolidating previously unconsolidated partnerships.

(g)  Includes debt issuance costs of $88 million and $101 million at December 31, 2016 and 2015, respectively. See Note 2 to the Consolidated Financial Statements.

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at December 31, 2016 of AIG (excluding $4.4 billion of borrowings of consolidated investments) for the next four quarters:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in millions)	2017	2017	2017	2017	Total
AIG general borrowings	$-	$-	$-	$167	$167
AIG borrowings supported by assets	341	623	75	220	1,259
Other subsidiaries' notes, bonds, loans and
mortgages payable	315	315	105	-	735
Total	$656	$938	$180	$387	$2,161

See Note 15 to the Consolidated Financial Statements for additional details on debt outstanding.

AIG | 2016 Form 10-K                            142

ITEM 7 | Liquidity and Capital Resources

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of February 14, 2017. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

	Short-Term Debt		Senior Long-Term Debt
	Moody’s	S&P	Moody’s(a)	S&P(b)	Fitch(c)
AIG	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 1 (4th of 9)	BBB+ (4th of 9)	BBB+ (4th of 9)
	Stable Outlook		Stable Outlook	Stable Outlook	Negative Outlook
AIG Financial Products Corp.(d)	P-2	A-2	Baa 1	BBB+	-
	Stable Outlook		Stable Outlook	Stable Outlook

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

For a discussion of the effects of downgrades in our credit ratings, see Note 11 to the Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit.

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy.  The following table presents the ratings of our significant insurance subsidiaries as of February 14, 2017.

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	A+ / A-1+	A	A2
Lexington Insurance Company	A	A+	A	A2
American Home Assurance Company (US)	A	A+	A	A2
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
United States Life Insurance Company in the City of New York	A	A+	A+	A2
AIG Europe Limited	A	A+	A	A2
Fuji Fire and Marine Insurance Company	NR	A+	NR	NR
AIU Insurance Company, Ltd.	NR	A+	NR	NR

These financial strength ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.

AIG | 2016 Form 10-K                          143

ITEM 7 | Liquidity and Capital Resources

For a discussion of the effects of downgrades in the financial strength ratings of our insurance companies, see Note 11 to the Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit.

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

On February 14, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2017 to shareholders of record on March 15, 2017. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 17 to the Consolidated Financial Statements.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On November 2, 2016, our Board of Directors authorized an additional increase of $3.0 billion to the share repurchase authorization.

During 2016, we repurchased approximately 201 million shares of AIG Common Stock for an aggregate purchase price of approximately $11.5 billion pursuant to this authorization, and we repurchased 17 million warrants to purchase shares of AIG Common Stock, for an aggregate purchase price of $309 million pursuant to this authorization. Under Exchange Act Rule 10b5-1 repurchase plans, from January 1 to February 14, 2017, we repurchased approximately $1.2 billion of additional shares of AIG Common Stock.

On February 14, 2017, our Board of Directors authorized an additional increase of $3.5 billion to the share repurchase authorization, resulting in a remaining authorization on such date of approximately $4.7 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. See Note 19 to the Consolidated Financial Statements for a discussion of restrictions on payments of dividends by our subsidiaries.

AIG | 2016 Form 10-K                            144

ITEM 7 | Enterprise Risk Management

Enterprise Risk Management

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns. We consider risk management an integral part of managing our core businesses and a key element of our approach to corporate governance.

Overview

We have an integrated process for managing risks throughout our organization in accordance with our firm‑wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of AIG’s major risk positions. Within each business unit, senior leaders and executives approve risk‑taking policies and targeted risk tolerance within the framework provided by ERM. ERM supports our businesses and management in the embedding of risk management in our key day-to-day business processes and in identifying, assessing, quantifying, managing, monitoring and reporting, and mitigating the risks taken by us and our businesses. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur.

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

The Group Risk Committee (GRC):   The GRC is the senior management group responsible for assessing all significant risk issues on a global basis to protect our financial strength, optimize our intrinsic value, and protect our reputation. The GRC is chaired by our CRO. Its membership includes our CEO, Chief Financial Officer (CFO), and other executives from across our corporate functions and business units. Our CRO reports periodically on behalf of the GRC to both the RCC and the Audit Committee of the Board of Directors. Our CRO is also a member of the Executive Leadership Team (ELT) providing ERM the opportunity to contribute to, review, monitor and consider the impact of changes in strategy.

Management committees that support the GRC are described below. These committees are comprised of senior executives and experienced business representatives from a range of functions and business units throughout AIG and its subsidiaries. These committees are charged with identifying, analyzing and reviewing specific risk matters within their respective mandates.

Financial Risk Group (FRG):  The FRG is responsible for the oversight of financial risks taken by AIG and our subsidiaries. Its mandate includes overseeing our aggregate credit, market, interest rate, capital, liquidity and model risks, as well as asset-liability management, derivatives activity, and foreign exchange transactions. It provides the primary corporate-level review function for all proposed transactions and business practices that are significant in size, complex in scope, or that present heightened legal, reputational, accounting or regulatory risks. The FRG is chaired by our CRO. Membership of the FRG also includes our CFO, Chief Investment Officer (CIO) and Treasurer.

Technology, Operational Risk & Control Committee (TORCC): This committee oversees technology and operational risk management and control issues and activities across our businesses, functions, and geographic locations. The TORCC reviews our risk management practices and monitors current and emerging technology and operational risks, as well as management actions taken to reduce risks to acceptable levels. It primarily focuses on establishing the firm-wide framework for identifying, measuring, quantifying, and managing and mitigating technology and operational risks, and monitoring our controls. The TORCC addresses firm-wide, rather than business-specific issues and is mandated to prioritize technology and operational improvements that are significant and transformational. The TORCC also provides a forum for senior management to assess our technology and operational risk profiles that may affect our strategic objectives.

AIG | 2016 Form 10-K                          145

ITEM 7 | Enterprise Risk Management

The scope of the TORCC includes, but is not limited to, Operational Risk Management, Technology Risk Management, Information Security, Compliance, Sarbanes Oxley, Disaster Recovery, Project Risk Management and Vendor Risk Management.

The TORCC is an authorized sub-committee of our GRC and supports the GRC in its risk management oversight role. The TORCC is co-chaired by our CIO, Chief Operating Officer, and our CRO. Membership of the TORCC also includes Owners of the Control Agenda, Business Information Officers, and members of the various control functions.

In addition, the TORCC may form, and delegate authority to, sub-committees or working groups which oversee Technology and Operational risk related matters on behalf of us with periodic reporting to the TORCC.

Business Unit Risk Committees: Each of our major insurance businesses has established a risk committee that serves as the senior management committee responsible for risk oversight at the individual business unit level.  The risk committees are responsible for the identification, assessment and monitoring of all sources of risk within their respective portfolios. Specific responsibilities include setting risk tolerances, reviewing the capital allocation framework, insurance portfolio optimization, and providing oversight of risk-adjusted metrics. In addition, each business unit has established subordinate committees at the legal entity level and working groups in place that support these committees in executing their duties, such as ensuring policies are adhered to, and transactions are completed with risk appetite in mind. Together, these committees provide comprehensive risk oversight throughout the organization.

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

We articulate our aggregate risk-taking by setting risk tolerances and thresholds on capital and liquidity measures. These measures are set at the AIG Parent level as well as the legal entity level and cover consolidated and insurance company capital and liquidity ratios.  We must comply with standards for capital adequacy and maintain sufficient liquidity to meet all our obligations as they come due in accordance with our internal capital management and liquidity policies. Our risk tolerances take into consideration regulatory requirements, rating agency expectations, and business needs. The GRC routinely reviews the level of risk taken by the consolidated

AIG | 2016 Form 10-K                            146

ITEM 7 | Enterprise Risk Management

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

Risk Limits

A key component of our Risk Appetite Framework is having a process in place that establishes and maintains appropriate limits on the material risks identified for our core businesses and facilitates monitoring and meeting of both internal and external stakeholder expectations. Our objectives include:

•     Establishing risk monitoring, provide early warning indicators, and ensure timely oversight and enforceability of limits;

•     Defining a consistent and transparent approach to limits governance; and

•     Aligning our business activities with our risk appetite statement.

To support the monitoring and management of AIG’s and its business units’ material risks, ERM has an established limits framework that employs a three-tiered hierarchy:

•     Board level risk tolerances are AIG’s aggregate capital and liquidity limits. They define the minimum level of capital and liquidity that we should maintain. These board level risk tolerances require our RCC approval.

•     AIG management level limits are risk type specific limits at the AIG consolidated level. These limits are defined and calibrated to constrain our concentration in specific risk types, and to protect against taking risks that exceed the amount of overall capital AIG has available. These limits are approved by our CRO with consultation from the GRC.

•     BU level limits are set to address key risks identified by ERM for the business unit/module and/or meet business unit/module specific requirements by regulators and rating agencies. These limits are defined by the business unit risk officers.

All limits are reviewed by the FRG, GRC or relevant business unit risk committees on a periodic basis and revisions, if applicable, are approved by those committees.

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

We evaluate and manage risk in material topics as shown below. These topics are discussed in more detail in the following pages:
• Credit Risk Management	• Liquidity Risk Management	• Insurance Risks
• Market Risk Management	• Operational Risk Management	• Other Business Risks

AIG | 2016 Form 10-K                          147

ITEM 7 | Enterprise Risk Management

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

The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. Our market risk management framework focuses on quantifying the financial repercussions of changes in these broad market observables, as opposed to from the idiosyncratic risks associated with individual assets that are addressed through our credit risk management function.

AIG | 2016 Form 10-K                            148

ITEM 7 | Enterprise Risk Management

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

Residential and commercial real estate values.  Our investment portfolios are exposed to the risk of changing values in a variety of residential and commercial real estate investments. Changes in residential/commercial real estate prices can affect the valuation of residential/commercial mortgages, residential/commercial mortgage‑backed securities and other structured securities with underlying assets that include residential/commercial mortgages, trusts that include residential/commercial real estate and/or mortgages, residential mortgage insurance contracts and commercial real estate investments.

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

Credit spreads.  Credit spreads measure an instrument’s risk premium or yield relative to that of a comparable duration, default‑free instrument. Changes in credit spreads can affect the valuation of fixed maturity securities, including but not limited to corporate bonds, ABS, mortgage-backed securities, AIG-issued debt obligations, credit derivatives and derivative credit valuation adjustments. Much like higher interest rates, wider credit spreads with unchanged default losses mean more investment income in the long‑term. In the short term, quickly rising spreads will cause a loss in the value of existing fixed maturity securities, which is largely reported in Other comprehensive income. A precipitous widening of credit spreads may also signal a fundamental weakness in the credit‑worthiness of bond obligors, potentially resulting in default losses.

Foreign exchange (FX) rates.  We are a globally diversified enterprise with income, assets and liabilities denominated in, and capital deployed in, a variety of currencies. Changes in FX rates can affect the valuation of a broad range of balance sheet and income statement items as well as the settlement of cash flows exchanged in specific transactions.

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

Governance

Market risk is overseen at the corporate level within ERM through the CMRO, who reports directly to the AIG CRO.  The CMRO is supported by a dedicated team of professionals within ERM. Market Risk is managed by our finance, treasury and investment management corporate functions, collectively, and in partnership with ERM. The CMRO is primarily responsible for the development and maintenance of a risk management framework that includes the following key components:

•     written policies that define the rules for our market risk-taking activities and provide clear guidance regarding their execution and management;

•     a limit framework that aligns with our Board-approved risk appetite statement;

•     independent measurement, monitoring and reporting for line of business, business unit and enterprise-wide market risks; and

•     clearly defined authorities for all individuals and committee roles and responsibilities related to market risk management.

•     These components facilitate the CMRO’s identification, measurement, monitoring, reporting and management of our market risks.

AIG | 2016 Form 10-K                          149

ITEM 7 | Enterprise Risk Management

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

AIG | 2016 Form 10-K                            150

ITEM 7 | Enterprise Risk Management

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	December 31,		December 31,		December 31,	December 31,
(dollars in millions)	2016		2015		2016	2015
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	251,784		260,689		(14,745)	(14,549)
Mortgage and other loans receivable	25,113		18,878		(1,352)	(1,092)
Preferred stock	17		20		(1)	(1)
Total interest rate sensitive assets	$276,914	(a)	$279,587	(a)	$(16,098)	$(15,642)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Hedge funds	7,249		10,917		(1,450)	(2,183)
Private equity	6,130		7,233		(1,226)	(1,447)
Real estate investments	6,900		6,579		(1,380)	(1,316)
PICC Investment	439		2,239		(88)	(448)
Common equity	1,369		1,574		(274)	(315)
Aircraft asset investments	321		477		(64)	(95)
Other investments	946		472		(189)	(94)
Total equity and alternative investments
exposure	$23,354		$29,491		$(4,671)	$(5,898)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Japanese yen	2,345		1,745		(235)	(174)
Great Britain pound	2,274		2,158		(227)	(216)
Euro	2,000		2,053		(200)	(205)
All other foreign currencies	3,210		4,703		(321)	(471)
Total foreign currency-denominated net
asset position(b)	$9,829		$10,659		$(983)	$(1,066)

(a)  At December 31, 2016, the analysis covered $276.9 billion of $292.5 billion interest-rate sensitive assets. Excluded were $8.1 billion of loans and $2.5 billion of investments in life settlements. In addition, $5.0 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2015, the analysis covered $279.6 billion of $298.7 billion interest-rate sensitive assets. Excluded were $10.7 billion of loans and $3.6 billion of investments in life settlements. In addition, $4.8 billion of assets across various asset categories were excluded due to modeling limitations.

(b)  The majority of the foreign currency exposure is reported on a one quarter lag.

Foreign currency-denominated net asset position reflects our consolidated non‑U.S. dollar assets less our consolidated non‑U.S dollar liabilities on a GAAP basis, with certain adjustments. We use a bottom-up approach in managing our foreign currency exchange rate exposures with the objective of protecting statutory capital at the regulated insurance entity level. At the AIG Parent level, we monitor our single foreign currency exposures and limit the risk of the aggregate currency portfolio.

Our foreign currency-denominated net asset position at December 31, 2016, decreased by $830 million compared to December 31, 2015. The decrease was mostly due to a $1.6 billion decrease in our Hong Kong dollar position, primarily resulting from the sale of our Property Casualty Insurance Companies’ PICC Investment, partially offset by a $600 million increase in our Japanese yen position primarily due to hedging activities, unrealized appreciation, and strengthening of the yen against the U.S. dollar.

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

AIG | 2016 Form 10-K                          151

ITEM 7 | Enterprise Risk Management

The sensitivity factors utilized for 2016 and presented above were selected based on historical data from 1996 to 2016, as follows (see the table below):

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

				2016 Scenario as	2016	2016 as a Multiple	Original 2015 Scenario (based
		Standard	Suggested	a Multiple of	Change/	of Standard	on Standard Deviation for
	Period	Deviation	2016 Scenario	Standard Deviation	Return	Deviation	1995-2015 Period)
10-Year Treasury	1996-2016	0.01	0.01	0.99	-	0.18	0.01
S&P 500	1996-2016	0.18	0.20	1.10	0.10	0.53	0.20
USD/JPY	1996-2016	0.12	0.10	0.86	0.03	0.24	0.10

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

AIG Parent liquidity risk tolerance levels are designed to allow it to meet our financial obligations for a minimum of six- months under a liquidity stress scenario. We maintain liquidity limits and minimum coverage ratios designed to ensure that funding needs are met under varying market conditions. If we project that we will breach these tolerances, we will assess and determine appropriate liquidity management actions. However, the market conditions in effect at that time may not permit us to achieve an increase in liquidity sources or a reduction in liquidity requirements.

Risk Identification

The following sources of liquidity and funding risks could impact our ability to meet short-term financial obligations as they come due.

•     Market/Monetization Risk: Assets may not be readily transformed into cash due to unfavorable market conditions. Market liquidity risk may limit our ability to sell assets at reasonable values to meet liquidity needs.

•     Cash Flow Mismatch Risk: Discrete and cumulative cash flow mismatches or gaps over short-term horizons under both expected and adverse business conditions may create future liquidity shortfalls.

•     Event Funding Risk: Additional funding may be required as the result of a trigger event. Event funding risk comes in many forms and may result from a downgrade in credit ratings, a market event, or some other event that creates a funding obligation or limits existing funding options.

•     Financing Risk: We may be unable to raise additional cash on a secured or unsecured basis due to unfavorable market conditions, AIG-specific issues, or any other issue that impedes access to additional funding.

AIG | 2016 Form 10-K                            152

ITEM 7 | Enterprise Risk Management

Governance

Liquidity risk is overseen at the corporate level within ERM.  The AIG CRO has responsibility for the oversight of the Liquidity Risk Management Framework and delegates the day-to-day implementation of this framework to the AIG Treasurer. Our corporate treasury function manages liquidity risk, subject to ERM oversight and various control processes.

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

We use a number of approaches to measure our liquidity risk exposure, including:

Minimum Liquidity Limits: Minimum Liquidity Limits specify the amount of assets required to be maintained in specific liquidity portfolios to meet obligations as they arise over a specified time horizon under stressed liquidity conditions.

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

Stress Testing: Asset  liquidity and Coverage Ratios are re-measured under defined liquidity stress scenarios that will impact net cash flows, liquid assets and/or other funding sources.

Relevant liquidity reporting is produced and reported regularly to AIG Parent and business unit risk committees. The frequency, content, and nature of reporting will vary for each business unit and legal entity, based on its complexity, risk profile, activities and size.

Operational Risk Management

Operational risk is defined as the risk of loss, or other adverse consequences, resulting from inadequate or failed internal processes, people, systems, or from external events. Operational risk includes legal, regulatory and compliance risks, and excludes business and strategy risks.

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

•     The Ordinal Risk Ranking effort provides an ordinal ranking of AIG’s most significant operational risks at the Enterprise, Segment or Regional levels, with the goal of prioritizing assessment and remediation activity.

AIG | 2016 Form 10-K                          153

ITEM 7 | Enterprise Risk Management

•     The Risk and Control Self-Assessments (RCSAs) allow for the identification and assessment of the key operational risks within our respective business units and a determination as to whether the related controls are effective.

•     Scenario Analyses are executed to identify the remote, but plausible, potential risks that could result in severe financial losses.

ORM, working together with other second lines of defense functions (e.g., Model Validation and the Technology Risk office, as well as Compliance, Sarbanes Oxley, and Global Business Continuity), provides an independent view of Operational Risk for each business, and works with the business to facilitate implementation of the above programs.  This includes coverage of operational risks related to core insurance activities, investing, model risk, technology (including cyber security, access, data privacy and data security), third-party providers, as well as compliance and regulatory matters. Based on the results of the risk identification and assessment efforts above, business leaders are accountable for tracking and remediating identified issues in line with our risk monitoring procedures. Governance committees support these efforts and promote transparency and management decision making.

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

•       accelerate the development of technology solutions that support the objectives above.

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

•     use of reinsurance, both internal and third-party; and

•     review and challenge of reserves to ensure comprehensive analysis with established escalation procedures to provide appropriate transparency in reserving decisions and judgments made in the establishment of reserves.

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

Risk Identification

•     Property Casualty Insurance Companies — risks covered include property, casualty, fidelity/surety, accident and health, aviation, and management liability. We manage risks in the general insurance business through aggregations and limitations of concentrations at multiple levels: policy, line of business, geography, industry and legal entity.

AIG | 2016 Form 10-K                            154

ITEM 7 | Enterprise Risk Management

•     Life Insurance Companies — risks include mortality and morbidity in the insurance-oriented products and insufficient cash flows to cover contract liabilities and longevity risk in the retirement savings-oriented products. We manage risks through product design, sound medical and non-medical underwriting, and external reinsurance programs.

We purchase reinsurance for our insurance operations. Reinsurance facilitates insurance risk management (retention, volatility, concentrations) and capital planning. We may purchase reinsurance on a pooled basis. Pooling of our reinsurance risks enables us to purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global catastrophe risks.

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

Property Casualty Insurance Companies Key Insurance Risks

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

For Property Casualty Insurance Companies, insurance risks primarily include the following:

•     Loss Reserves – The potential inadequacy of the liabilities we establish for unpaid losses and loss adjustment expenses is a key risk faced by the Property Casualty Insurance Companies. There is significant uncertainty in factors that may drive the ultimate development of losses compared to our estimates of losses and loss adjustment expenses. We manage this uncertainty through internal controls and oversight of the loss reserve setting process, as well as reviews by external experts. See Item 7. MD&A – Critical Accounting Estimates – Insurance Liabilities – Loss Reserves herein for further information.

AIG | 2016 Form 10-K                          155

ITEM 7 | Enterprise Risk Management

•     Underwriting – The potential inadequacy of premiums charged for future risk periods on risks underwritten in our portfolios can impact the Property Casualty Insurance Companies’ ability to achieve an underwriting profit. We develop pricing based on our estimates of losses and expenses, but factors such as market pressures and the inherent uncertainty and complexity in estimating losses may result in premiums that are inadequate to generate underwriting profit. This may be driven by adverse economic conditions, unanticipated emergence of risks or increase in frequency of claims, worse than expected prepayment of policies, investment results, or unexpected or increased costs or expenses.

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

We perform post-catastrophe event studies to identify model weaknesses, underwriting gaps, and improvement opportunities. Lessons learned from post-catastrophe event studies are incorporated into the modeling and underwriting processes of risk pricing and selection. The majority of policies exposed to catastrophic risks are one-year contracts that allow us to adjust our underwriting guidelines, pricing and exposure accumulation in a relatively short period.

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

Our natural catastrophe exposure is primarily driven by the U.S. and Japan, though our overall exposure is diversified across multiple countries. For example, we have exposures to additional perils such as European windstorms and floods and seismic events across the Pacific Rim. Within the U.S., we have significant hurricane exposure in Florida, the Gulf of Mexico, Northeast U.S. and mid-Atlantic regions. Events impacting the Northeast U.S. and the mid-Atlantic may result in a higher share of industry losses than other regions primarily due to our relative share of exposure in those regions. Within the U.S., we have significant earthquake exposure in California, the Pacific Northwest and New Madrid regions. Earthquakes impacting the Pacific Northwest and New Madrid regions may result in a higher share of industry losses than other regions primarily due to our relative share of exposure in these regions.

The estimates below are the Occurrence Exceedance Probability (OEP) losses, which reflect losses that may occur in any single event due to the defined peril. The 1-in-100 and 1-in-250 PMLs are the probable maximum losses from a single natural catastrophe event with probability of 1 percent and 0.4 percent in a year, respectively.

AIG | 2016 Form 10-K                            156

ITEM 7 | Enterprise Risk Management

The following table presents an overview of OEP modeled losses for top perils and countries:

At December 31, 2016		Net of 2017	Net of 2017	Percent of Total
(in millions)	Gross	Reinsurance	Reinsurance, After Tax	Shareholder Equity
Exposures:
U.S. Hurricane (1-in-100)(a)	$5,105	$1,963	$1,276	1.7%
U.S. Earthquake (1-in-250)(b)	7,065	3,423	2,225	2.9
Japanese Wind (1-in-100)	1,147	643	418	0.5
Japanese Earthquake (1-in-250)(c)	$1,009	$715	$465	0.6%

(a)  The U.S. hurricane amount includes losses to Property from hurricane hazards of wind and storm surge.

(b)  U.S. earthquake loss estimates represent exposure to Property, Workers’ Compensation (U.S.) and A&H business lines.

(c)  Japan Earthquake represents exposure to Property and A&H business lines.

The OEP estimates provided above reflect our in-force portfolios at September 30, 2016, for both U.S. and Japan exposures. The catastrophe reinsurance program is as of January 1, 2017.

AIG, along with other property casualty insurance and reinsurance companies, uses industry-recognized catastrophe models and applies proprietary modeling processes and assumptions to arrive at loss estimates. The use of different methodologies and assumptions could materially change the projected losses. Since there is no industry standard for assumptions and preparation of insured data for use in these models, our modeled losses may not be comparable to estimates made by other companies.

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

Our 2017 catastrophe reinsurance program includes coverage for natural catastrophes and some coverage for terrorism events. It consists of a large North American occurrence cover (without reinstatement) to protect against large North America losses, and Japan covers to protect against losses in Japan. The attachment point for this reinsurance program is at $1.5 billion for the North American cover ($3 billion in 2016) and varies for the Japan covers. The North American cover has reduced the U.S. Hurricane (1-in-100) OEP net of reinsurance from $3.1 billion under the 2016 reinsurance program to $2.0 billion under the 2017 program.

Actual results in any period are likely to vary, perhaps materially, from the modeled scenarios. The occurrence of one or more severe events could have a material adverse effect on our financial condition, results of operations and liquidity. See also Item 1A. Risk Factors — Reserves and Exposures for additional information.

Terrorism Risk

We actively monitor terrorism risk and manage exposures to losses from terrorist attacks. We have set risk limits based on modeled losses from certain terrorism attack scenarios. Terrorism risks are modeled using a third-party vendor model and various terrorism attack modes and scenarios. Adjustments are made to account for vendor model gaps and the nature of the Property Casualty Insurance Companies exposures. Examples of modeled scenarios are conventional bombs of different sizes, anthrax attacks and nuclear attacks.

Our largest terrorism exposures are in New York City, and estimated losses are largely driven by the Property and Workers’ Compensation lines of business. At our largest exposure location, modeled losses for a five-ton bomb attack net of the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) and reinsurance recoveries are estimated to be $2.8 billion as of September 30, 2016.

Our exposure to terrorism risk in the U.S. is mitigated by TRIPRA in addition to limited private reinsurance protections. TRIPRA covers terrorist attacks within the United States or U.S. missions and against certain U.S. carriers or vessels and excludes certain lines of business as specified by applicable law. In 2017, TRIPRA covers 83 percent of insured losses above a deductible, decreasing by one percent each year to 80 percent in 2020. The current estimate of our deductible is approximately $2.5 billion for 2016.

We offer terrorism coverage in many other countries through various insurance products and participate in country terrorism pools when applicable. International terrorism exposure is estimated using scenario-based modeling and exposure concentration is monitored routinely. Targeted reinsurance purchases are made for some lines of business to cover potential losses due to terrorist attacks. We also rely on the government sponsored and government arranged terrorism reinsurance programs, including pools, in force in applicable non-U.S. jurisdictions.

AIG | 2016 Form 10-K                          157

ITEM 7 | Enterprise Risk Management

Reinsurance Activities

Reinsurance is used primarily to manage overall capital adequacy and mitigate the insurance loss exposure related to certain events such as natural and man-made catastrophes. Our subsidiaries operate worldwide primarily by underwriting and accepting risks for their direct account on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those risks exceed the desired retention level. In addition, as a condition of certain direct underwriting transactions, we may be required by clients, agents or regulation to cede all or a portion of risks to specified reinsurance entities, such as captives, other insurers, local reinsurers and compulsory pools.

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

The form of reinsurance we may choose from time to time will generally depend on whether we are seeking:

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

•     Ceded reserves for unearned premiums.

At December 31, 2016, total reinsurance recoverable assets were $21.9 billion. These assets include general reinsurance paid losses recoverable of $1.1 billion, ceded loss reserves of $15.7 billion including reserves for IBNR, and ceded reserves for unearned premiums of $3.4 billion, as well as life reinsurance recoverables of $1.7 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years. These methods are continually reviewed and updated by management. Any adjustments are reflected in income. We believe that the amount recorded for ceded loss reserves at December 31, 2016 reflects a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ, perhaps materially, from the reserves currently ceded.

The Reinsurance Credit Department (RCD) conducts periodic detailed assessments of the financial strength and condition of current and potential reinsurers, both foreign and domestic. The RCD monitors the financial condition of reinsurers as well as the total reinsurance recoverable ceded to reinsurers, and sets limits with regard to the amount and type of exposure we are willing to cede to reinsurers. As part of these assessments, the RCD assesses the financial capacity and liquidity of reinsurers; and evaluates the local economic and financial environment in which foreign reinsurers operate. The RCD reviews the nature of the risks ceded and the need for measures, including collateral to mitigate credit risk. For example, in our treaty reinsurance contracts, we frequently include provisions that allow us to require a reinsurer to post collateral or use other measures to reduce exposure when a referenced event occurs. Furthermore, we limit our unsecured exposure to reinsurers through the use of credit triggers such as insurer financial strength rating downgrades, declines in regulatory capital, or specified declines in risk-based capital (RBC) ratios. We also set maximum limits for reinsurance recoverable exposure, which in some cases is the recoverable amount plus an estimate of the

AIG | 2016 Form 10-K                            158

ITEM 7 | Enterprise Risk Management

maximum potential exposure from unexpected loss events that could be ceded to a reinsurer. In addition, credit executives within ERM review reinsurer exposures and credit limits and approve reinsurer credit limits above specified levels. Finally, even where we conclude that uncollateralized credit risk is acceptable, we require collateral from active reinsurance counterparties where it is necessary for our subsidiaries to recognize the reinsurance recoverable assets for statutory accounting purposes. At December 31, 2016, we held $8.1 billion of collateral, in the form of funds withheld, securities in reinsurance trust accounts and/or evergreen letters of credit, in support of reinsurance recoverable assets from unaffiliated reinsurers. We believe that no exposure to a single reinsurer represents an inappropriate concentration of risk to us.

The following table presents information for each reinsurer representing in excess of five percent of our total reinsurance recoverable assets:

At December 31, 2016		A.M.	Gross		Percent of		Uncollateralized
	S&P	Best	Reinsurance		Reinsurance	Collateral	Reinsurance
(in millions)	Rating(a)	Rating(a)	Assets		Assets(b)	Held(c)	Assets
Reinsurer:
Swiss Reinsurance Group of Companies	AA-	A+	$4,101		18.7%	$1,480	$2,621
Berkshire Hathaway Group of Companies	AA+	A++	$2,165	(d)	9.9%	$1,595	$570
Munich Reinsurance Group of Companies	AA-	A+	$1,961		9.0%	$734	$1,227

(a)  The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of January 3, 2017.

(b)  Total reinsurance assets include both the Property Casualty Insurance Companies and the Life Insurance Companies reinsurance recoverable.

(c)  Excludes collateral held in excess of applicable balances.

(d)  Includes $1.8 billion recoverable under the 2011 retroactive reinsurance transaction pursuant to which a large portion of the Property Casualty Insurance Companies net domestic asbestos liabilities were transferred to NICO. Does not include reinsurance assets ceded to other reinsurers for which NICO has assumed the collection risk. We entered into an adverse development reinsurance agreement with NICO, discussed in Item 7. MD&A — Insurance Reserves — Reinsurance Activities. Based on reserves as of December 31, 2016, this agreement will increase the gross reinsurance assets and collateral held from the Berkshire Hathaway Group of Companies by approximately $12.8 billion and $10.2 billion, respectively.

At December 31, 2016, we had no significant general reinsurance recoverable due from any individual reinsurer that was financially troubled. Reinsurer capital levels remained stable in 2016, and the industry’s robust underwriting capacity resulted in continued competition and attractive rates for 2017 renewals. Reduced profitability associated with lower rates could potentially result in reduced capacity or rating downgrades for some reinsurers. The RCD, in conjunction with the credit executives within ERM, reviews these developments, monitors credit triggers that may require the reinsurer to post collateral, and seeks to use other appropriate means to mitigate any material risks arising from these developments.

See Item 7. MD&A – Critical Accounting Estimates – Reinsurance Assets for further discussion of reinsurance recoverable.

Life Insurance Companies Key Insurance Risks

Our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses manage risk through product design, experience monitoring, pricing actions, risk limitations, reinsurance and active monitoring and management of the relationships between assets and liabilities, including hedging.

For our Individual and Group Retirement and Life Insurance products offered by the Life Insurance Companies, key insurance risks include the following:

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

•     Interest rate risk – represents the potential for loss due to a change in interest rates. Interest rate risk is measured with respect to assets, liabilities (both insurance-related and financial) and derivatives. This risk manifests itself when interest rates move significantly in a short period of time. Rapidly rising interest rates create the potential for increased surrenders. Interest rate risk

AIG | 2016 Form 10-K                          159

ITEM 7 | Enterprise Risk Management

can also manifest itself over a longer period of time, such as in a persistent low interest rate environment. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce, or eliminate future profits on certain existing fixed rate products.

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

Variable Annuity Risk Management and Hedging Programs

Our Individual and Group Retirement businesses offer variable annuity products with GMWB riders that guarantee a certain level of benefits. GMWB guaranteed living benefits are accounted for as embedded derivatives measured at fair value, with changes in the fair value recorded in Other realized capital gains (losses). GMWB features subject the Life Insurance Companies to market risk, including exposure to changes in interest rates, equity prices, credit spreads and market volatility.

Variable annuity product design is the first step in managing our exposure to these market risks. Risk mitigation features of our variable annuity product design include GMWB rider fees indexed to an equity market volatility index, which can provide additional fee assessments in periods of increased market volatility, required minimum allocations to fixed accounts to reduce overall equity exposure, and the utilization of volatility control funds, which reduce equity exposure in the funds in response to changes in market volatility, even under sudden or extreme market movements.

After reflecting our product risk-mitigating features, we hedge our remaining economic exposure to market risk within GMWB features through our variable annuity hedging program, which is designed to offset certain changes in the economic value of these GMWB embedded derivatives, within established thresholds. The hedging program is designed to provide additional protection against large and combined movements in interest rates, equity prices, credit spreads and market volatility under multiple scenarios.

Our hedging program utilizes an economic hedge target, which represents our estimate of the underlying economic risks in our GMWB riders, based on the present value of the future expected benefit payments for the GMWB, less the present value of future rider fees, over numerous stochastic scenarios.  This stochastic projection method uses best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization) in conjunction with market scenarios calibrated to observable equity and interest rate option prices. Policyholder behaviors are regularly evaluated to compare current assumptions to actual experience and, if appropriate, changes are made to the policyholder behavior assumptions. The risk of changes in policyholder behavior is not explicitly hedged and such differences between expected and actual policyholder behaviors may result in hedge ineffectiveness.

Due to differences between the calculation of the economic hedge target and U.S. GAAP valuation of the embedded derivative, which include differences in the treatment of rider fees and exclusion of certain risk margins and other differences in discount rates, we expect relative movements in the economic hedge target and the U.S. GAAP embedded derivative valuation will vary over time with changes in equity markets, interest rates and credit spreads.  See Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results for information on the impact on our consolidated pre-tax income from the change in fair value of the embedded derivatives and the hedging portfolio, as well as additional discussion of differences between the economic hedge target and the valuation of the embedded derivatives.

In designing our hedging portfolio for our variable annuity hedging program, we make assumptions and projections about the future performance of the underlying contract holder funds. To project future account value changes, we make assumptions about how each of the underlying funds will perform. We map the contract holder funds to a set of publicly traded indices that we believe best represent the liability to be hedged. Basis risk exists due to the variance between these assumptions and actual fund returns, which may result in variances between changes in the hedging portfolio and changes in the economic hedge target. Net hedge results and the cost of hedging are also impacted by differences between realized volatility and implied volatility.

For index annuity and universal life products, we have a hedging program designed to manage the index crediting strategies associated with index annuity and index life products. This hedging program is designed to offset the economic risk with respect to the index returns for the current crediting rate reset period, and utilizes derivative instruments, including but not limited to equity index

AIG | 2016 Form 10-K                            160

ITEM 7 | Enterprise Risk Management

options and futures contracts.  Similarly as with the variable annuities, there are differences between the calculation of the economic hedge target and U.S. GAAP valuation of the index annuity and index life embedded derivatives, which can lead to variances in their relative movements.

To manage the capital market exposures embedded within the economic hedge target, we identify and hedge market sensitivities to changes in equity markets, interest rates, volatility and for variable annuities, credit spreads.  Each hedge program purchases derivative instruments or securities having sensitivities that offset those in the economic hedge target, within internally defined threshold levels.  Since the relative movements of the hedging portfolio and the economic hedge target vary over time or with market changes, the net exposure can be outside the threshold limits, and adjustments to the hedging portfolio are made periodically to return the net exposure to within threshold limits.

Our hedging programs utilize various derivative instruments, including but not limited to equity options, futures contracts, interest rate swaps and swaption contracts, as well as other hedging instruments.  In addition, for variable annuities, we purchase certain fixed income securities and elect the fair value option as a capital efficient way to manage interest rate and credit spread exposures.  To minimize counterparty credit risk, the majority of our derivative instrument hedges are implemented using exchange-traded futures and options, cleared through global exchanges. Over the counter derivatives are highly collateralized.

The hedging programs are monitored on a daily basis to ensure that the economic hedge target and derivative portfolio are within the threshold limits, pursuant to the approved hedge strategy.  Daily risk monitoring verifies that the net risk exposures, as measured through sensitivities to a large set of market shocks, are within the approved net risk exposure threshold limits.  In addition, monthly stress tests are performed to determine the program’s effectiveness relative to the applicable limits, under an array of combined severe market stresses in equity prices, interest rates, volatility and credit spreads.  Finally, hedge strategies are reviewed regularly to gauge their effectiveness in managing our market exposures in the context of our overall risk appetite.

Other BUSINESS Risks

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

The fair value of our interest rate, currency, credit, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts reported as a component of Other Assets, was approximately $1.8 billion at December 31, 2016 and $1.3 billion at December 31, 2015. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

AIG | 2016 Form 10-K                          161

ITEM 7 | Enterprise Risk Management

The following table presents the fair value of our derivatives portfolios in asset positions by internal counterparty credit rating:

At December 31,
(in millions)	2016	2015
Rating:
AAA	$68	$56
AA	12	103
A	163	256
BBB	1,338	767
Below investment grade	228	127
Total	$1,809	$1,309

See Note 11 to the Consolidated Financial Statements for additional discussion related to derivative transactions.

LIFE SETTLEMENTS

The major risk for investments in life settlements is longevity risk, which represents the risk of a change in the carrying value of the contracts arising from actual mortality rates being lower than the expected mortality rates. This risk could arise from longer term societal health changes as well as other factors.

AIG | 2016 Form 10-K                            162

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

Acquisition ratio Acquisition costs divided by net premiums earned.  Acquisition costs are those costs incurred to acquire new and renewal insurance contracts and also include the amortization of VOBA and DAC. Acquisition costs vary with sales and include, but are not limited to, commissions, premium taxes, direct marketing costs and certain costs of personnel engaged in sales support activities such as underwriting.

Base Spread  Net investment income excluding income from alternative investments and other enhancements, less interest credited excluding amortization of sales inducement assets.

Base Yield Net investment income excluding income from alternative investments and other enhancements, as a percentage of average base invested asset portfolio, which excludes alternative investments, other bond securities and certain other investments for which the fair value option has been elected.

Book Value Per Common Share Excluding Accumulated Other Comprehensive Income (AOCI), Book Value Per Common Share Excluding AOCI and Deferred Tax Assets (DTA) (Adjusted Book Value Per Common Share) and Adjusted Book Value Per Common Share Including Dividend Growth  are non-GAAP measures and are used to show the amount of our net worth on a per-share basis. Book Value Per Common Share Excluding AOCI is derived by dividing total AIG shareholders’ equity, excluding AOCI, by total common shares outstanding. Adjusted Book Value Per Common Share is derived by dividing total AIG shareholders’ equity, excluding AOCI and DTA (Adjusted Shareholders’ Equity), by total common shares outstanding. Adjusted Book Value Per Common Share including Dividend Growth is derived by dividing Adjusted Shareholders’ Equity, including growth in quarterly dividends above $0.125 per share to shareholders, by total common shares outstanding.

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

Expense ratio Sum of acquisition expenses and general operating expenses, divided by net premiums earned.

AIG | 2016 Form 10-K                          163

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

LAE  Loss Adjustment Expenses  The expenses directly attributed to settling and paying claims of insureds and include, but are not limited to, legal fees, adjuster’s fees and the portion of general expenses allocated to claim settlement costs.

Life Insurance Companies include the following major operating companies: American General Life Insurance Company (American General Life), The Variable Annuity Life Insurance Company (VALIC) and The United States Life Insurance Company in the City of New York (U.S. Life).

Loss Ratio Losses and loss adjustment expenses incurred divided by net premiums earned.

Loss reserve development  The increase or decrease in incurred losses and loss adjustment expenses related to prior years  as a result of the re-estimation of loss reserves at successive valuation dates for a given group of claims.

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

AIG | 2016 Form 10-K                            164

Glossary

Premiums and deposits – Institutional Markets include direct and assumed amounts received and earned on group benefit policies and life-contingent payout annuities, and deposits received on investment-type annuity contracts, including GICs.

Premiums and deposits – Individual Retirement and Group Retirement and – Life Insurance include direct and assumed amounts received on traditional life insurance policies and group benefit policies, and deposits on life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts and mutual funds.

Prior year development See Loss reserve development.

Property Casualty Insurance Companies include the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); Fuji Fire and Marine Insurance Company Limited (Fuji Fire); American Home Assurance Company, Ltd. (American Home Japan); AIU Insurance Company, Ltd. (AIUI Japan); AIG Asia Pacific Insurance, Pte, Ltd.; and AIG Europe Limited.

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

Retroactive Reinsurance  See Deferred Gain on Retroactive Reinsurance.

Return on Equity – After-tax Operating Income Excluding AOCI and DTA (Adjusted Return on Equity)  is a non-GAAP measure and is used to show the rate of return on shareholders’ equity. Adjusted Return on Equity is derived by dividing actual or annualized after-tax operating income attributable to AIG by average Adjusted Shareholders’ Equity.

Salvage   The amount that can be recovered by an insurer for the sale of damaged goods for which a policyholder has been indemnified (and to which title was transferred).

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

Surrender rate represents annualized surrenders and withdrawals as a percentage of average reserves and Group Retirement mutual fund assets under administration.

Unearned premium reserve   Liabilities established by insurers and reinsurers to reflect unearned premiums, which are usually refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies of acquired businesses.

AIG | 2016 Form 10-K                          165

Acronyms

Acronyms

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	ISDA International Swaps and Derivatives Association, Inc.
CDO Collateralized Debt Obligations	Moody's Moody's Investors’ Service Inc.
CDS Credit Default Swap	NAIC National Association of Insurance Commissioners
CMA Capital Maintenance Agreement	NM Not Meaningful
CMBS Commercial Mortgage-Backed Securities	OTC Over-the-Counter
EGPs Estimated gross profits	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMDB Guaranteed Minimum Death Benefits	URR Unearned revenue reserve
GMIB Guaranteed Minimum Income Benefits	VIE Variable Interest Entity

AIG | 2016 Form 10-K                            166

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth in the Enterprise Risk Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

AIG | 2016 Form 10-K                          167

Part II

ITEM 8 | Financial Statements and Supplementary Data

American International Group, Inc.

Reference to Financial Statements and Schedules

AIG | 2016 Form 10-K                            168

ITEM 8 |  Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American International Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, AIG maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AIG’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A in the Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on AIG’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 23, 2017

AIG | 2016 Form 10-K                          169

American International Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in millions, except for share data)	2016	2015
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2016 - $232,241; 2015 - $240,968)	$241,537	$248,245
Other bond securities, at fair value (See Note 6)	13,998	16,782
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2016 - $1,697; 2015 - $1,379)	2,078	2,915
Other common and preferred stock, at fair value (See Note 6)	482	921
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2016 - $11; 2015 - $11)	33,240	29,565
Other invested assets (portion measured at fair value: 2016 - $6,946; 2015 - $8,912)	24,538	29,794
Short-term investments (portion measured at fair value: 2016 - $3,341; 2015 - $2,591)	12,302	10,132
Total investments	328,175	338,354

Cash	1,868	1,629
Accrued investment income	2,495	2,623
Premiums and other receivables, net of allowance	10,465	11,451
Reinsurance assets, net of allowance	21,901	20,413
Deferred income taxes	21,332	20,394
Deferred policy acquisition costs	11,042	11,115
Other assets, including restricted cash of $193 in 2016 and $170 in 2015	10,815	11,289
(portion measured at fair value: 2016 - $1,809; 2015 - $1,309)
Separate account assets, at fair value	82,972	79,574
Assets held for sale	7,199	-
Total assets	$498,264	$496,842
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$77,077	$74,942
Unearned premiums	19,634	21,318
Future policy benefits for life and accident and health insurance contracts	42,204	43,585
Policyholder contract deposits (portion measured at fair value: 2016 - $3,058; 2015 - $2,325)	132,216	127,588
Other policyholder funds (portion measured at fair value: 2016 - $5; 2015 - $6)	3,989	4,212
Other liabilities (portion measured at fair value: 2016 - $2,016; 2015 - $2,082)	26,296	26,164
Long-term debt (portion measured at fair value: 2016 - $3,428; 2015 - $3,670)	30,912	29,249
Separate account liabilities	82,972	79,574
Liabilities held for sale	6,106	-
Total liabilities	421,406	406,632
Contingencies, commitments and guarantees (see Note 16)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2016 - 1,906,671,492 and
2015 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2016 - 911,335,651; 2015 - 712,754,875 shares of common stock	(41,471)	(30,098)
Additional paid-in capital	81,064	81,510
Retained earnings	28,711	30,943
Accumulated other comprehensive income	3,230	2,537
Total AIG shareholders’ equity	76,300	89,658
Non-redeemable noncontrolling interests	558	552
Total equity	76,858	90,210
Total liabilities and equity	$498,264	$496,842

See accompanying Notes to Consolidated Financial Statements.

AIG | 2016 Form 10-K                            170

American International Group, Inc.

Consolidated Statements of Income

	Years Ended December 31,
(dollars in millions, except per share data)	2016	2015	2014
Revenues:
Premiums	$34,393	$36,655	$37,254
Policy fees	2,732	2,755	2,615
Net investment income	14,065	14,053	16,079
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(458)	(556)	(182)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(29)	(35)	(35)
Net other-than-temporary impairments on available for sale
securities recognized in net income (loss)	(487)	(591)	(217)
Other realized capital gains (losses)	(1,457)	1,367	956
Total net realized capital gains (losses)	(1,944)	776	739
Aircraft leasing revenue	-	-	1,602
Other income	3,121	4,088	6,117
Total revenues	52,367	58,327	64,406
Benefits, losses and expenses:
Policyholder benefits and losses incurred	32,437	31,345	28,281
Interest credited to policyholder account balances	3,705	3,731	3,768
Amortization of deferred policy acquisition costs	4,521	5,236	5,330
General operating and other expenses	10,989	12,686	13,138
Interest expense	1,260	1,281	1,718
Aircraft leasing expenses	-	-	1,585
Loss on extinguishment of debt	74	756	2,282
Net (gain) loss on sale of properties and divested businesses	(545)	11	(2,197)
Total benefits, losses and expenses	52,441	55,046	53,905
Income (loss) from continuing operations before income tax expense	(74)	3,281	10,501
Income tax expense:
Current	576	820	588
Deferred	(391)	239	2,339
Income tax expense	185	1,059	2,927
Income (loss) from continuing operations	(259)	2,222	7,574
Income (loss) from discontinued operations, net of income tax expense	(90)	-	(50)
Net income (loss)	(349)	2,222	7,524
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	500	26	(5)
Net income (loss) attributable to AIG	$(849)	$2,196	$7,529
Net income (loss) attributable to AIG common shareholders	$(849)	$2,196	$7,529

Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(0.70)	$1.69	$5.31
Loss from discontinued operations	$(0.08)	$-	$(0.04)
Net income (loss) attributable to AIG	$(0.78)	$1.69	$5.27
Diluted:
Income (loss) from continuing operations	$(0.70)	$1.65	$5.24
Loss from discontinued operations	$(0.08)	$-	$(0.04)
Net income (loss) attributable to AIG	$(0.78)	$1.65	$5.20
Weighted average shares outstanding:
Basic	1,091,085,131	1,299,825,350	1,427,959,799
Diluted	1,091,085,131	1,334,464,883	1,447,553,652
Dividends declared per common share	$1.28	$0.81	$0.50

See accompanying Notes to Consolidated Financial Statements.

AIG | 2016 Form 10-K                          171

American International Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2016	2015	2014
Net income (loss)	$(349)	$2,222	$7,524
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were recognized	(270)	(347)	107
Change in unrealized appreciation (depreciation) of all other investments	839	(6,762)	5,538
Change in foreign currency translation adjustments	250	(1,100)	(832)
Change in retirement plan liabilities adjustment	(126)	123	(556)
Other comprehensive income (loss)	693	(8,086)	4,257
Comprehensive income (loss)	344	(5,864)	11,781
Comprehensive income (loss) attributable to noncontrolling interests	500	20	(5)
Comprehensive income (loss) attributable to AIG	$(156)	$(5,884)	$11,786

See accompanying Notes to Consolidated Financial Statements.

AIG | 2016 Form 10-K                            172

American International Group, Inc.

Consolidated Statements of Equity

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2014	$4,766	$(14,520)	$80,899	$22,965	$6,360	$100,470	$611	$101,081
Purchase of common stock	-	(4,698)	-	-	-	(4,698)	-	(4,698)
Net income (loss) attributable to AIG or other
noncontrolling interests	-	-	-	7,529	-	7,529	(5)	7,524
Dividends	-	-	-	(712)	-	(712)	-	(712)
Other comprehensive income (loss)	-	-	-	-	4,257	4,257	-	4,257
Deferred income taxes	-	-	(10)	-	-	(10)	-	(10)
Net decrease due to deconsolidation	-	-	-	-	-	-	(99)	(99)
Contributions from noncontrolling interests	-	-	-	-	-	-	17	17
Distributions to noncontrolling interests	-	-	-	-	-	-	(147)	(147)
Other	-	-	69	(7)	-	62	(3)	59
Balance, December 31, 2014	$4,766	$(19,218)	$80,958	$29,775	$10,617	$106,898	$374	$107,272
Common stock issued under stock plans	-	13	(13)	-	-	-	-	-
Purchase of common stock	-	(10,895)	-	-	-	(10,895)	-	(10,895)
Net income attributable to AIG or other
noncontrolling interests	-	-	-	2,196	-	2,196	26	2,222
Dividends	-	-	-	(1,028)	-	(1,028)	-	(1,028)
Other comprehensive loss	-	-	-	-	(8,080)	(8,080)	(6)	(8,086)
Deferred income taxes	-	-	(9)	-	-	(9)	-	(9)
Net increase due to acquisition and consolidations	-	-	-	-	-	-	231	231
Contributions from noncontrolling interests	-	-	-	-	-	-	1	1
Distributions to noncontrolling interests	-	-	-	-	-	-	(82)	(82)
Other	-	2	574	-	-	576	8	584
Balance, December 31, 2015	$4,766	$(30,098)	$81,510	$30,943	$2,537	$89,658	$552	$90,210
Common stock issued under stock plans	-	86	(175)	-	-	(89)	-	(89)
Purchase of common stock	-	(11,460)	-	-	-	(11,460)	-	(11,460)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	(849)	-	(849)	500	(349)
Dividends	-	-	-	(1,372)	-	(1,372)	-	(1,372)
Other comprehensive income (loss)	-	-	-	-	693	693	-	693
Current and deferred income taxes	-	-	(208)	-	-	(208)	-	(208)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	43	43
Contributions from noncontrolling interests	-	-	-	-	-	-	22	22
Distributions to noncontrolling interests	-	-	-	-	-	-	(570)	(570)
Other	-	1	(63)	(11)	-	(73)	11	(62)
Balance, December 31, 2016	$4,766	$(41,471)	$81,064	$28,711	$3,230	$76,300	$558	$76,858

See accompanying Notes to Consolidated Financial Statements.

AIG | 2016 Form 10-K                          173

American International Group, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(349)	$2,222	$7,524
(Income) loss from discontinued operations	90	-	50
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gains on sales of securities available for sale and other assets	(2,033)	(1,111)	(764)
Net (gains) losses on sales of divested businesses	(545)	11	(2,197)
Losses on extinguishment of debt	74	756	2,282
Unrealized (gains) losses in earnings – net	1,465	(522)	(1,239)
Equity in income from equity method investments, net of dividends or distributions	(54)	(481)	(1,394)
Depreciation and other amortization	4,090	4,629	4,448
Impairments of assets	1,116	1,500	610
Changes in operating assets and liabilities:
Insurance reserves	5,325	1,645	(2,281)
Premiums and other receivables and payables – net	536	(70)	820
Reinsurance assets and funds held under reinsurance treaties	(1,804)	1,525	1,872
Capitalization of deferred policy acquisition costs	(5,216)	(5,808)	(5,880)
Current and deferred income taxes – net	(308)	548	2,190
Other, net	(4)	(1,967)	(1,034)
Total adjustments	2,642	655	(2,567)
Net cash provided by operating activities	2,383	2,877	5,007
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distribution of:
Available for sale investments	30,103	28,721	25,526
Other securities	4,164	6,055	4,930
Other invested assets	9,554	8,002	3,884
Divested businesses, net	2,809	-	2,348
Maturities of fixed maturity securities available for sale	25,749	24,734	25,560
Principal payments received on and sales of mortgage and other loans receivable	6,074	5,104	3,856
Purchases of:
Available for sale investments	(54,978)	(48,848)	(45,552)
Other securities	(935)	(2,704)	(472)
Other invested assets	(3,421)	(3,573)	(4,078)
Mortgage and other loans receivable	(10,651)	(10,140)	(8,008)
Net change in restricted cash	385	1,457	(1,447)
Net change in short-term investments	(3,089)	1,163	8,760
Other, net	(1,020)	(1,509)	(1,023)
Net cash provided by investing activities	4,744	8,462	14,284
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	18,100	17,029	16,829
Policyholder contract withdrawals	(14,041)	(14,619)	(15,110)
Issuance of long-term debt	5,954	6,867	6,687
Repayments of long-term debt	(4,082)	(9,805)	(16,160)
Purchase of Common Stock	(11,460)	(10,691)	(4,902)
Dividends paid	(1,372)	(1,028)	(712)
Other, net	68	818	(6,420)
Net cash used in financing activities	(6,833)	(11,429)	(19,788)
Effect of exchange rate changes on cash	52	(39)	(74)
Net increase (decrease) in cash	346	(129)	(571)
Cash at beginning of year	1,629	1,758	2,241
Change in cash of businesses held for sale	(107)	-	88
Cash at end of year	$1,868	$1,629	$1,758

AIG | 2016 Form 10-K                            174

American International Group, Inc.

Consolidated Statements of Cash Flows

Supplementary Disclosure of Consolidated Cash Flow Information
	Years Ended December 31,
(in millions)	2016	2015	2014
Cash paid during the period for:
Interest	$1,331	$1,368	$3,367
Taxes	$493	$511	$737
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,430	$3,676	$3,904
Non-cash consideration received from sale of ILFC	$-	$-	$4,586
Non-cash consideration received from sale of AerCap	$-	$500	$-
Non-cash consideration received from sale of UGC	$1,101	$-	$-
See accompanying Notes to Consolidated Financial Statements.

AIG | 2016 Form 10-K                          175

ITEM 8 |  Notes to Consolidated Financial Statements |  1. Basis of Presentation

1. Basis of Presentation

American International Group, Inc. (AIG) is a leading global insurance organization serving customers in more than 80 countries and jurisdictions. AIG companies serve commercial and individual customers through one of the most extensive worldwide property‑casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG) and the Tokyo Stock Exchange. Unless the context indicates otherwise, the terms “AIG,” “we,” “us” or “our” mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.

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

Certain of our foreign subsidiaries included in the Consolidated Financial Statements report on different fiscal-period bases. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Consolidated Financial Statements has been considered for adjustment and/or disclosure.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All material intercompany accounts and transactions have been eliminated.

Sales of Businesses

NSM

On August 31, 2016, we sold our controlling interest in NSM Insurance Group (NSM), a managing general agent to ABRY Partners, a private equity firm, for consideration of $201 million resulting in a pre-tax gain of approximately $105 million in the third quarter of 2016. We retained an equity interest in a newly formed joint venture and will continue to provide underwriting capacity to NSM. We also retained exclusive renewal rights for certain business written through NSM.

Ascot

On September 16, 2016, we entered into an agreement to sell our 20 percent interest in Ascot Underwriting Holdings Ltd. and our 100 percent interest in the related syndicate-funding subsidiary Ascot Corporate Name Ltd. to Canada Pension Plan Investment Board (CPPIB). Total consideration for the transaction was $1.1 billion resulting in a pre-tax gain of approximately $162 million attributable to AIG’s controlling interest, inclusive of CPPIB’s recapitalization of Syndicate 1414’s Funds at Lloyd’s (FAL) capital requirements. The transaction closed on November 18, 2016, and we received approximately $244 million in net cash proceeds.

Korea Fund

On November 17, 2016, an AIG sponsored Fund (the Korea Fund), completed the sale of mixed-use commercial complex in Seoul, South Korea commonly known as the Seoul International Finance Center to Brookfield Properties for a total consideration of $2.5 billion, of which $1.2 billion was used to repay the fund’s debt. The sale resulted in a pre-tax gain ☐ f $1.1 billi ☐ n  included in Other Income, of which  $464 million was attributable to AIG’s controlling interest.

United Guaranty

On December 31, 2016, we sold our 100 percent interest in United Guaranty Corporation (UGC) and certain related affiliates to Arch Capital Group Ltd. (Arch) for total consideration of $3.3 billion, consisting of $2.2 billion of cash and approximately $1.1 billion of newly issued Arch convertible non-voting common-equivalent preferred stock and reported a pre-tax gain of approximately $697 million. We also received $261 million in pre-closing dividends from UGC in the fourth quarter of 2016.

Concurrent with the closing, we entered into reinsurance agreements with Arch, including an amended and restated 50 percent quota share reinsurance agreement and an aggregate excess of loss reinsurance agreement, pursuant to which we will continue to be exposed to certain UGC policies written between 2009 and 2016.

AIG | 2016 Form 10-K                            176

ITEM 8 |  Notes to Consolidated Financial Statements |  1. Basis of Presentation

In addition, see Note 4 to the Consolidated Financial Statements for information regarding expected sales of businesses that are classified as held-for-sale.

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

•     liability for unpaid losses and loss adjustment expenses (loss reserves);

•     reinsurance assets;

•     valuation of future policy benefit liabilities and timing and extent of loss recognition;

•     valuation of liabilities for guaranteed benefit features of variable annuity products;

•     estimated gross profits to value deferred policy acquisition costs for investment-oriented products;

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

Out of Period Adjustments

For the year ended December 31, 2016, we recorded out of period adjustments relating to prior years that increased Net loss attributable to AIG by $174 million, increased Loss from continuing operations before income taxes by $57 million and decreased pre-tax operating income by $6 million.  The out of period adjustments are primarily related to income tax liabilities and ceded loss adjustment expenses.  Had these adjustments, which were determined not to be material, been recorded in their appropriate periods, Net Income attributable to AIG for the years ended December 31, 2015 and 2014 would have decreased by $67 million and $12 million, respectively.

AIG | 2016 Form 10-K                           177

ITEM 8 |  Notes to Consolidated Financial Statements |  1. Basis of Presentation

For the year ended December 31, 2015, we recorded out of period adjustments relating to prior years that decreased Net income attributable to AIG by $156 million, decreased Income from continuing operations before income taxes by $376 million and decreased pre-tax operating income by $235 million. The out of period adjustments are primarily related to impairments of Other invested assets and changes in loss reserves and income tax liabilities. Had these adjustments, which were determined not to be material, been recorded in their appropriate periods, Net income attributable to AIG for the year ended December 31, 2014 would have decreased by $51 million.

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

Note 10.  Variable Interest Entities

Note 11.  Derivatives and Hedge Accounting

•     Derivative assets and liabilities, at fair value

Note 12.  Goodwill

Note 13.  Insurance Liabilities

•     Liability for unpaid losses and loss adjustment expenses

•     Discounting of reserves

•     Future policy benefits

•     Policyholder contract deposits

•     Other policyholder funds

Note 14.  Variable Life and Annuity Contracts

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

AIG | 2016 Form 10-K                            178

ITEM 8 | Notes to Consolidated Financial Statements |  2. Summary of Significant Accounting Policies

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

Other income includes advisory fee income from the Consumer Insurance broker dealer business, as well as legal recoveries of $44 million, $94 million and $804 million from legacy crisis and other matters in 2016, 2015 and 2014, respectively.

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

Cash represents cash on hand and non-interest-bearing demand deposits.

Short-term investments consist of interest‑bearing cash equivalents, time deposits, securities purchased under agreements to resell, and investments, such as commercial paper, with original maturities within one year from the date of purchase.

Premiums and other receivables – net of allowance include premium balances receivable, amounts due from agents and brokers and policyholders, trade receivables for the Direct Investment book (DIB) and Global Capital Markets (GCM) and other receivables. Trade receivables for GCM include cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities. The allowance for doubtful accounts on premiums and other receivables was $279 million and $333 million at December 31, 2016 and 2015, respectively.

Other assets consist of sales inducement assets, prepaid expenses, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, restricted cash and derivative assets.

We offer sales inducements which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Sales inducements provided to the contract holder are recognized in Policyholder contract deposits in the Consolidated Balance Sheets. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC (see Note 9 herein). To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest, and are higher than the contract’s expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets totaled $808 million and $845 million at December 31, 2016 and 2015, respectively. The amortization expense associated with these assets is reported within Interest credited to policyholder account balances in the Consolidated Statements of Income. Such amortization expense totaled $77 million, $88 million and $63 million for the years ended December 31, 2016, 2015 and 2014, respectively.

AIG | 2016 Form 10-K                          179

ITEM 8 | Notes to Consolidated Financial Statements |  2. Summary of Significant Accounting Policies

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

Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise from any of our other businesses. The liabilities for these accounts are equal to the account assets. Separate accounts may also include deposits for funds held under stable value wrap funding agreements, although the majority of stable value wrap sales are measured based on the notional amount included in assets under management and do not include the receipt of funds. For a more detailed discussion of separate accounts, see Note 14 herein.

Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase, securities sold but not yet purchased and derivative liabilities. We have entered into certain insurance and reinsurance contracts, primarily in our Property Casualty Insurance Companies, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. Accordingly, the premiums received on such contracts, after deduction for certain related expenses, are recorded as deposits within Other liabilities in the Consolidated Balance Sheets. Net proceeds of these deposits are invested and generate Net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced. Also included in Other liabilities are trade payables for the DIB and GCM, which include option premiums received and payables to counterparties that relate to unrealized gains and losses on futures, forwards, and options and balances due to clearing brokers and exchanges. Trade payables for GCM also include cash collateral received from derivative counterparties that contractually cannot be netted against derivative assets.

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

AIG | 2016 Form 10-K                            180

ITEM 8 | Notes to Consolidated Financial Statements |  2. Summary of Significant Accounting Policies

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

Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)

In May 2015, the FASB amended standard on fair value disclosures for investments for which fair value is measured using the net asset value (NAV) per share (or its equivalent) as a practical expedient.  The amendments  in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient.  In addition, the amendment removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share as a practical expedient.

We adopted the standard retrospectively on its required effective date of January 1, 2016.  The adoption of this standard did not have a material effect on our consolidated financial condition, results of operations or cash flows.

AIG | 2016 Form 10-K                          181

ITEM 8 | Notes to Consolidated Financial Statements |  2. Summary of Significant Accounting Policies

Short Duration Insurance Contracts

In May 2015, the FASB issued an accounting standard that requires additional disclosures for short-duration insurance contracts. New disclosures about the liability for unpaid losses and loss adjustment expenses and net incurred losses and loss adjustment expenses are now required (including accident year information). The annual disclosures by accident year include: disaggregated net incurred and paid claims development tables segregated by business type (not required to exceed 10 years), reconciliation of total net reserves included in development tables to the reported liability for unpaid losses and loss adjustment expenses, incurred but not reported (IBNR) information, quantitative information and a qualitative description about claim frequency, and the average annual percentage payout of incurred claims. Further, the new standard requires, when applicable, disclosures about discounting liabilities for unpaid losses and loss adjustment expenses and significant changes and reasons for changes in methodologies and assumptions used to determine unpaid losses and loss adjustment expenses.

We adopted this standard on its required effective date of December 31, 2016. The required disclosures, reflected in Note 13, did not have any effect on our consolidated financial condition, results of operations or cash flows. In addition, the roll forward of the liability for unpaid losses and loss adjustment expenses currently disclosed in the annual financial statements will be disclosed as required for interim periods beginning in the first quarter of 2017.

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued an accounting standard that requires management to evaluate and disclose if there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern even if the entity’s liquidation is not imminent.  In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but this new standard requires an evaluation to determine whether to disclose information about the relevant conditions and events.  Currently under U.S. GAAP there is no guidance about management’s responsibility under this standard.  U.S. auditing standards and federal securities law require that an auditor evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for a reasonable period of time not to exceed one year beyond the date of the financial statements being audited.

We adopted the standard on its required effective date of December 31, 2016.  The adoption of this standard did not have an effect on our consolidated financial condition, results of operations or cash flows.

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

We elected early-adoption of the Standard, effective January 1, 2016.  The adoption of this standard did not have a material effect on our consolidated financial condition, results of operations or cash flows.

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

The standard is effective on January 1, 2018 and may be applied retrospectively or through a cumulative effect adjustment to retained earnings at the date of adoption. Early adoption is permitted as of January 1, 2017, including interim periods. We are currently evaluating the impact to our revenue sources that are in scope of the standard. However, as the majority of our revenue sources are not in scope of the standard, we do not expect the adoption of the standard to have a material effect on our reported consolidated financial condition, results of operations or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued an accounting standard that will require equity investments that do not follow the equity method of accounting or are not subject to consolidation to be measured at fair value with changes in fair value recognized in earnings, while financial liabilities for which fair value option accounting has been elected, changes in fair value due to instrument-specific credit risk will be presented separately in other comprehensive income. The standard allows the election to record equity investments without readily determinable fair values at cost, less impairment, adjusted for subsequent observable price changes with changes in the

AIG | 2016 Form 10-K                            182

ITEM 8 | Notes to Consolidated Financial Statements |  2. Summary of Significant Accounting Policies

carrying value of the equity investments recorded in earnings. The standard also updates certain fair value disclosure requirements for financial instruments carried at amortized cost.

The standard is effective on January 1, 2018, with early adoption of certain provisions permitted.  We are assessing the impact of the standard on our reported consolidated financial condition, results of operations and cash flows.

Leases

In February 2016, the FASB issued an accounting standard that will require lessees with lease terms of more than 12 months to recognize a right of use asset and a corresponding lease liability on their balance sheets. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating leases or finance leases.

The standard is effective on January 1, 2019, with early adoption permitted using a modified retrospective approach. We are assessing the impact of the standard on our reported consolidated financial condition, results of operations and cash flows. We are currently quantifying the expected gross up of our balance sheet for a right to use asset and a lease liability as required by the standard.

Derivative Contract Novations

In March 2016, the FASB issued an accounting standard that clarifies that a change in the counterparty (novation) to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met.

We will adopt the standard on its January 1, 2017 effective date, and do not expect the adoption of the standard will have a material effect on our reported consolidated financial condition, results of operations or cash flows.

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

We will adopt the standard on its January 1, 2017 effective date, and do not expect the adoption of the standard to have a material effect on our reported consolidated financial condition, results of operations or cash flows.

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

We will adopt the standard on its January 1, 2017 effective date, and do not expect the adoption of the standard to have a material effect on our reported consolidated financial condition, results of operations or cash flows.

Financial Instruments - Credit Losses

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

The standard is effective on January 1, 2020, with early adoption permitted on January 1, 2019.  We are assessing the impact of the standard on our reported consolidated financial condition, results of operations and cash flows, but we expect an increase in our allowances for credit losses.  The amount of the increase will be impacted by our portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

AIG | 2016 Form 10-K                          183

ITEM 8 | Notes to Consolidated Financial Statements |  2. Summary of Significant Accounting Policies

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued an accounting standard that addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide clarity on the treatment of eight specifically defined types of cash inflows and outflows. The standard is effective on January 1, 2018, with early adoption permitted as long as all amendments are included in the same period.

The standard addresses presentation in the Statement of Cash Flows only and will have no effect on our reported consolidated financial condition or results of operations.

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued an accounting standard that will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party.

The standard is effective on January 1, 2018, with early adoption permitted.  We are assessing the impact of the standard on our reported consolidated financial condition, results of operations and cash flows.

Interest Held through Related Parties that are under Common Control

In October 2016, the FASB issued an accounting standard that amends the consolidation analysis for a reporting entity that is the single decision maker of a VIE.  The new guidance will require the decision maker’s evaluation of its interests held through related parties that are under common control on a proportionate basis (rather than in their entirety) when determining whether it is the primary beneficiary of that VIE.  The amendment does not change the characteristics of a primary beneficiary.

We will adopt the standard on its January 1, 2017 effective date, and do not expect the impact of the standard to have a material effect on our reported consolidated financial condition, results of operations or cash flows.

Restricted Cash

In November 2016, the FASB issued an accounting standard that provides guidance on the presentation of restricted cash in the Statement of Cash Flows.  Entities will be required to explain the changes during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows.

The standard is effective on January 1, 2018, with early adoption permitted. The standard addresses presentation of restricted cash in the Statement of Cash Flows only and will have no effect on our reported consolidated financial condition or results of operations.

Clarifying the Definition of a Business

In January 2017, the FASB issued an accounting standard that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The new standard will require an entity to evaluate if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar assets; if so, the set of transferred assets and activities is not a business.  At a minimum, a set must include an input and a substantive process that together significantly contribute to the ability to create output.

The standard is effective on January 1, 2018, with early adoption permitted. We are assessing the impact of early-adopting the standard on our reported consolidated financial condition, results of operations and cash flows.  Because the standard requires prospective adoption, the impact is dependent on future acquisitions and dispositions.

AIG | 2016 Form 10-K                            184

ITEM 8 |  Notes to Consolidated Financial Statements |  3. Segment Information

3. Segment Information

We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources.

In the fourth quarter of 2016, we finalized our plan to reorganize our operating model into “modular”, more self-contained business units. Prior to the fourth quarter of 2016, we reported our results as follows:

•      Commercial Insurance business included our Property Casualty operating segment;

•      Consumer Insurance business included our Retirement, Life and Personal Insurance operating segments

•      Corporate and Other category consisted of businesses and items not allocated to our operating segments, including United Guaranty and Institutional Markets.

We now report our results of operations as follows:

Commercial Insurance

Commercial Insurance business is presented as two operating segments:

•      Liability and Financial Lines — Liability products include general liability, environmental, commercial automobile liability, workers’ compensation, excess casualty and crisis management insurance products. Liability also includes risk-sharing and other customized structured programs for large corporate and multinational customers. Financial Lines products include professional liability insurance for a range of businesses and risks, including directors and officers liability (D&O), fidelity, employment practices, fiduciary liability, cybersecurity risk, kidnap and ransom, and errors and omissions insurance (E&O).

•      Property and Special Risks — Property products include commercial, industrial and energy-related property insurance products and services that cover exposures to man-made and natural disasters, including business interruption. Specialty products include aerospace, political risk, trade credit, surety and marine insurance, and various small and medium sized enterprises insurance lines.

Consumer Insurance

Consumer Insurance business is presented as four operating segments:

•      Individual Retirement — consists of fixed annuities, fixed index annuities, variable annuities and retail mutual funds.

•      Group Retirement — consists of group mutual funds, group fixed annuities, group variable annuities, individual annuity and investment products, financial planning and advisory services.

•      Life Insurance — primary products in the U.S. include term life and universal life insurance.

•      Personal Insurance — consists of personal auto and property insurance, voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations, a broad range of travel insurance products and services for leisure and business travelers as well as extended warranty insurance covering electronics, appliances, and HVAC industries.

Other Operations

The Other Operations category consists of:

•      Institutional Markets — consists of stable value wrap products, structured settlement and terminal funding annuities, corporate- and bank-owned life insurance and guaranteed investment contracts (GICs).

•      Income from assets held by AIG Parent and other corporate subsidiaries.

•      General operating expenses not attributable to specific reporting segments.

•      Interest expense.

•      United Guaranty — Mortgage insurance protects mortgage lenders and investors against the increased risk of borrower default related to high loan-to-value mortgages. The sale of this business was completed on December 31, 2016.

•      Fuji Life — consists of term insurance, life insurance, endowment policies and annuities.  On November 14, 2016, we entered into an agreement to sell our Japan life insurance business, AIG Fuji Life Insurance Company, Ltd. (AFLI), to FWD Group, the insurance arm of Pacific Century Group.

AIG | 2016 Form 10-K                          185

ITEM 8 |  Notes to Consolidated Financial Statements |  3. Segment Information

Legacy Portfolio

The Legacy Portfolio segment consists of:

Legacy Insurance Lines represent exited or discontinued product lines, policy forms or distribution channels.

•      Legacy Property and Casualty Run-Off Insurance Lines — include excess workers’ compensation, asbestos and environmental exposures.

•      Legacy Life Insurance Run-Off Lines — include whole life, long term care and exited Accident & Health product lines. Also includes certain structured settlement, terminal funding and single premium immediate annuities written prior to April 2012.

•      Legacy Investments — include investment classes that AIG has placed into run-off (life settlements, Legacy Global Real Estate, the Direct Investment book) and equity-like securities with high yield/ high-risk characteristics.

On December 31, 2016, we completed the sale of UGC to Arch. See Note 1 for a further discussion.

In the second quarter of 2015, a United Guaranty subsidiary and certain of our property casualty companies entered into a 50 percent quota share reinsurance agreement whereby the United Guaranty subsidiary (1) ceded 50 percent of the risk relating to policies written in 2014 that were current as of January 1, 2015 and (2) ceded 50 percent of the risk relating to all policies written in 2015 and 2016, each in exchange for a 30 percent ceding commission and reimbursements of 50 percent of the losses and loss adjustment expenses incurred on covered policies. Beginning in the third quarter of 2016, the effect of this intercompany reinsurance arrangements is included in the results of Property and Special Risks and Other Operations for all periods presented. Previously, this arrangement was eliminated for purposes of segment reporting. Concurrent with the closing of the sale of UGC, we amended and restated this arrangement and expect the results of this arrangement to continue to be reported in Property and Special Risks.

Investment income of the Property Casualty Insurance Companies is attributed to the Liability and Financial Lines, Property and Special Risks and Personal Insurance operating segments based on an internal investment income allocation model. The model estimates investable funds based primarily on loss reserves and unearned premiums. Investment income of the Life Insurance Companies is attributed to the Individual Retirement, Group Retirement and Life Insurance operating segments as well as the Institutional Markets business and the Legacy Life Insurance Run-Off Lines based on invested assets in segregated product line portfolios; income from invested assets in excess of liabilities is allocated to product lines based on internal capital estimates.

We evaluate segment performance based on operating revenues and pre-tax operating income (loss).  Operating revenues and pre-tax operating income (loss) is derived by excluding certain items from total revenues and net income (loss) attributable to AIG, respectively. See the table below for the items excluded from operating revenues and pre-tax operating income (loss).

Legal Entities

Certain of our management activities, such as investment management, enterprise risk management, liquidity management and capital management are conducted on a legal entity basis.  We group our insurance-related legal entities into two categories: Property Casualty Insurance Companies, and Life Insurance Companies.

Property Casualty Insurance Companies include the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); Fuji Fire and Marine Insurance Company Limited (Fuji Fire); American Home Assurance Company, Ltd. (American Home Japan); AIU Insurance Company, Ltd. (AIUI Japan); AIG Asia Pacific Insurance, Pte, Ltd.; and AIG Europe Limited.

Life Insurance Companies include the following major operating companies: American General Life Insurance Company (American General Life), The Variable Annuity Life Insurance Company (VALIC) and The United States Life Insurance Company in the City of New York (U.S. Life).

AIG | 2016 Form 10-K                            186

ITEM 8 |  Notes to Consolidated Financial Statements |  3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

		Net			Pre-Tax
	Total	Investment	Interest	Amortization	Operating
(in millions)	Revenues	Income	Expense	of DAC	Income (Loss)
2016
Commercial Insurance
Liability and Financial Lines	$13,270	$2,700	$10	$1,098	$(2,649)
Property and Special Risks	8,098	568	7	951	(86)
Total Commercial Insurance	21,368	3,268	17	2,049	(2,735)
Consumer Insurance
Individual Retirement	5,758	3,878	49	298	2,269
Group Retirement	2,769	2,146	27	129	931
Life Insurance	3,818	1,035	13	182	(37)
Personal Insurance	11,704	286	11	2,072	686
Total Consumer Insurance	24,049	7,345	100	2,681	3,849
Other Operations	4,018	770	983	76	(748)
Legacy Portfolio	5,250	2,913	260	108	1,007
AIG Consolidation and elimination	(494)	(351)	(100)	(117)	42
Total AIG Consolidated operating revenues and pre-tax
operating income	$54,191	$13,945	$1,260	$4,797	$1,415
Reconciling Items from pre-tax operating income to
pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed
living benefits	120	120	-	-	120
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	(276)	195
Other income (expense) - net	-	-	-	-	42
Loss on extinguishment of debt	-	-	-	-	(74)
Net realized capital gains	(1,944)	-	-	-	(1,944)
Income from divested businesses	-	-	-	-	545
Non-operating litigation reserves and settlements	44	-	-	-	41
Reserve development related to non-operating run-off insurance
business	-	-	-	-	-
Net loss reserve discount benefit (charge)	-	-	-	-	427
Pension expense related to a one-time lump sum payment to
former employees	-	-	-	-	(147)
Restructuring and other costs	-	-	-	-	(694)
Other	(44)	-	-	-	-
Revenues and Pre-tax income (loss)	$52,367	$14,065	$1,260	$4,521	$(74)
2015
Commercial Insurance
Liability and Financial Lines	$14,684	$2,818	$5	$1,439	$(661)
Property and Special Risks	8,452	603	3	910	1,226
Total Commercial Insurance	23,136	3,421	8	2,349	565
Consumer Insurance
Individual Retirement	6,450	3,805	27	431	1,812
Group Retirement	2,834	2,192	15	50	1,100
Life Insurance	3,771	1,034	7	311	(51)
Personal Insurance	11,475	325	5	1,970	68
Total Consumer Insurance	24,530	7,356	54	2,762	2,929
Other Operations	4,650	706	1,030	49	(567)
Legacy Portfolio	5,771	2,928	280	102	1,133
AIG Consolidation and elimination	(496)	(315)	(91)	(26)	(76)
Total AIG Consolidated operating revenues and pre-tax
operating income	$57,591	$14,096	$1,281	$5,236	$3,984

AIG | 2016 Form 10-K                          187

ITEM 8 |  Notes to Consolidated Financial Statements |  3. Segment Information

Reconciling Items from pre-tax operating income to
pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	(43)	(43)	-	-	(43)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	-	(15)
Other income (expense) - net	-	-	-	-	(233)
Loss on extinguishment of debt	-	-	-	-	(756)
Net realized capital gains	776	-	-	-	776
Loss from divested businesses	(48)	-	-	-	(59)
Non-operating litigation reserves and settlements	94	-	-	-	82
Reserve development related to non-operating run-off insurance
business	-	-	-	-	(30)
Net loss reserve discount benefit (charge)	-	-	-	-	71
Restructuring and other costs	-	-	-	-	(496)
Other	(43)	-	-	-	-
Revenues and Pre-tax income	$58,327	$14,053	$1,281	$5,236	$3,281
2014
Commercial Insurance
Liability and Financial Lines	$16,012	$3,410	$1	$1,464	$3,044
Property and Special Risks	8,650	845	-	1,033	1,203
Total Commercial Insurance	24,662	4,255	1	2,497	4,247
Consumer Insurance
Individual Retirement	6,739	4,103	14	315	2,306
Group Retirement	3,005	2,349	8	31	1,229
Life Insurance	3,630	1,100	4	221	290
Personal Insurance	12,339	372	1	2,088	381
Total Consumer Insurance	25,713	7,924	27	2,655	4,206
Other Operations	3,596	749	1,291	45	(958)
Legacy Portfolio	7,353	3,245	390	81	2,576
AIG Consolidation and elimination	(323)	(354)	9	(4)	(19)
Total AIG Consolidated operating revenues and pre-tax
operating income	$61,001	$15,819	$1,718	$5,274	$10,052
Reconciling Items from pre-tax operating income to
pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	260	260	-	-	260
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	56	(217)
Loss on extinguishment of debt	-	-	-	-	(2,282)
Net realized capital gains	739	-	-	-	739
Loss from divested businesses	1,602	-	-	-	2,169
Non-operating litigation reserves and settlements	804	-	-	-	258
Reserve development related to non-operating run-off insurance
business	-	-	-	-	-
Net loss reserve discount benefit (charge)	-	-	-	-	(478)
Restructuring and other costs	-	-	-	-	-
Other	-	-	-	-	-
Revenues and Pre-tax income	$64,406	$16,079	$1,718	$5,330	$10,501

The following table presents AIG’s year-end identifiable assets and capital expenditures by legal entity category:

	Year-End Identifiable Assets		Capital Expenditures
(in millions)	2016	2015	2016	2015
Property Casualty Insurance Companies	$118,268	$114,134	$685	$965
Life Insurance Companies	207,145	258,003	85	102
Other	184,704	136,487	349	655
AIG Consolidation and Elimination	(11,853)	(11,782)	-	-
Total Assets	$498,264	$496,842	$1,119	$1,722

AIG | 2016 Form 10-K                            188

ITEM 8 |  Notes to Consolidated Financial Statements |  3. Segment Information

The following table presents AIG’s consolidated total revenues and real estate and other fixed assets, net of accumulated depreciation, by major geographic area:

				Real Estate and Other Fixed Assets,
	Total Revenues*			Net of Accumulated Depreciation
(in millions)	2016	2015	2014	2016	2015	2014
U.S.	$37,405	$41,623	$40,291	$734	$912	$819
Europe	4,613	5,772	6,140	145	171	154
Japan	3,636	4,293	3,641	524	449	400
Other	6,713	6,639	14,334	1,257	1,603	1,327
Consolidated	$52,367	$58,327	$64,406	$2,660	$3,135	$2,700

*    Revenues are generally reported according to the geographic location of the reporting unit.

4. Held-For-Sale Classification

Held-For-Sale Classification

We report a business as held-for-sale when management has approved the sale or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized.

Assets and liabilities related to the businesses classified as held-for-sale are separately reported in our Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale.

At December 31, 2016, the following businesses were reported as held-for-sale:

United Guaranty Asia

On August 15, 2016, we entered into a definitive agreement to sell our 100 percent interest in UGC and certain related affiliates to Arch. This transaction closed on December 31, 2016 and we received proceeds of approximately $3.3 billion, consisting of $2.2 billion of cash, and approximately $1.1 billion of newly issued Arch convertible non-voting common-equivalent preferred stock. We also received $261 million in pre-closing dividends from UGC in the fourth quarter of 2016.  However, due to pending regulatory approvals, United Guaranty Asia was not included in the December 31, 2016 closing and $40 million of cash consideration was retained by Arch. The closing with respect to United Guaranty Asia is expected to occur during the first quarter of 2017, at which time AIG will receive the remaining consideration.

Sale of Certain Insurance Subsidiary Operations to Fairfax

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

AIG Fuji Life Insurance

On November 14, 2016, we entered into an agreement to sell AFLI to FWD Group, the insurance arm of Pacific Century Group. Consummation of the transaction is subject to customary closing conditions, including regulatory and other approvals.  Total cash consideration to us is expected to be approximately $346 million. The sale resulted in a pre-tax loss of $467  milli ☐ n.

AIG | 2016 Form 10-K                          189

ITEM 8 |  Notes to Consolidated Financial Statements |  4. Held-For-Sale Classification

The following table summarizes the components of assets and liabilities held-for-sale on the Consolidated Balance Sheets at December 31, 2016:

December 31,
(in millions)	2016
Assets:
Fixed maturity securities	$6,045
Equity securities	149
Mortgage and other loans receivable, net	137
Other invested assets	2
Short-term investments	130
Cash	133
Accrued investment income	21
Premiums and other receivables, net of allowance	351
Reinsurance assets, net of allowance	8
Deferred policy acquisition costs	471
Other assets	273
Assets of businesses held for sale	7,720
Less: Loss Accrual	(521)
Total assets held for sale	$7,199
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$402
Unearned premiums	297
Future policy benefits for life and accident and health insurance contracts	4,579
Other policyholder funds	378
Long-term debt	-
Other liabilities	450
Total liabilities held for sale	$6,106

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

AIG | 2016 Form 10-K                            190

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

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

AIG | 2016 Form 10-K                          191

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

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

AIG | 2016 Form 10-K                            192

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

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

AIG | 2016 Form 10-K                          193

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

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

Because of the dynamic and complex nature of the projected cash flows with respect to embedded derivatives in our variable annuity contracts, risk neutral valuations are used, which are calibrated to observable interest rate and equity option prices. Estimating the underlying cash flows for these products involves judgments regarding expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance, discount rates and policyholder behavior. The portion of fees attributable to the fair value of expected benefit payments are included within the fair value measurement of these embedded derivatives, and related fees are classified in net realized gain/loss as earned, consistent with other changes in the fair value of these embedded policy derivatives.  Any portion of the fees not attributed to the embedded derivatives are excluded from the fair value measurement and classified in policy fees as earned.

With respect to embedded derivatives in our equity-indexed annuity and life contracts, option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and our ability to adjust the participation rate and the cap on equity-indexed credited rates in light of market conditions and policyholder behavior assumptions.

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

AIG | 2016 Form 10-K                            194

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2016				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$63	$1,929	$-	$-	$-	$1,992
Obligations of states, municipalities and political subdivisions	-	22,732	2,040	-	-	24,772
Non-U.S. governments	52	14,466	17	-	-	14,535
Corporate debt	-	131,047	1,133	-	-	132,180
RMBS	-	20,468	16,906	-	-	37,374
CMBS	-	12,231	2,040	-	-	14,271
CDO/ABS	-	8,578	7,835	-	-	16,413
Total bonds available for sale	115	211,451	29,971	-	-	241,537
Other bond securities:
U.S. government and government sponsored entities	-	2,939	-	-	-	2,939
Obligations of states, municipalities and political subdivisions	-	-	-	-	-	-
Non-U.S. governments	-	51	-	-	-	51
Corporate debt	-	1,755	17	-	-	1,772
RMBS	-	420	1,605	-	-	2,025
CMBS	-	448	155	-	-	603
CDO/ABS	-	905	5,703	-	-	6,608
Total other bond securities	-	6,518	7,480	-	-	13,998
Equity securities available for sale:
Common stock	1,056	9	-	-	-	1,065
Preferred stock	752	-	-	-	-	752
Mutual funds	260	1	-	-	-	261
Total equity securities available for sale	2,068	10	-	-	-	2,078
Other equity securities	482	-	-	-	-	482
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets(a)	-	1	204	-	-	205
Derivative assets:
Interest rate contracts	-	2,328	-	-	-	2,328
Foreign exchange contracts	-	1,320	-	-	-	1,320
Equity contracts	188	59	58	-	-	305
Credit contracts	-	-	2	-	-	2
Other contracts	-	6	16	-	-	22
Counterparty netting and cash collateral	-	-	-	(1,265)	(903)	(2,168)
Total derivative assets	188	3,713	76	(1,265)	(903)	1,809
Short-term investments	2,660	681	-	-	-	3,341
Separate account assets	77,318	5,654	-	-	-	82,972
Total	$82,831	$228,028	$37,742	$(1,265)	$(903)	$346,433

AIG | 2016 Form 10-K                          195

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Liabilities:
Policyholder contract deposits	$-	$25	$3,033	$-	$-	$3,058
Other policyholder funds	5	-	-	-	-	5
Derivative liabilities:
Interest rate contracts	-	3,039	38	-	-	3,077
Foreign exchange contracts	-	1,358	11	-	-	1,369
Equity contracts	12	7	-	-	-	19
Credit contracts	-	-	331	-	-	331
Other contracts	-	1	5	-	-	6
Counterparty netting and cash collateral	-	-	-	(1,265)	(1,521)	(2,786)
Total derivative liabilities	12	4,405	385	(1,265)	(1,521)	2,016
Long-term debt	-	3,357	71	-	-	3,428
Other liabilities	-	-	-	-	-	-
Total	$17	$7,787	$3,489	$(1,265)	$(1,521)	$8,507
December 31, 2015				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$-	$1,844	$-	$-	$-	$1,844
Obligations of states, municipalities and political subdivisions	-	25,199	2,124	-	-	27,323
Non-U.S. governments	683	17,480	32	-	-	18,195
Corporate debt	-	134,618	1,370	-	-	135,988
RMBS	-	19,690	16,537	-	-	36,227
CMBS	-	10,986	2,585	-	-	13,571
CDO/ABS	-	8,928	6,169	-	-	15,097
Total bonds available for sale	683	218,745	28,817	-	-	248,245
Other bond securities:
U.S. government and government sponsored entities	-	3,369	-	-	-	3,369
Obligations of states, municipalities and political subdivisions	-	75	-	-	-	75
Non-U.S. governments	-	50	-	-	-	50
Corporate debt	-	2,018	17	-	-	2,035
RMBS	-	649	1,581	-	-	2,230
CMBS	-	557	193	-	-	750
CDO/ABS	-	1,218	7,055	-	-	8,273
Total other bond securities	-	7,936	8,846	-	-	16,782
Equity securities available for sale:
Common stock	2,401	-	-	-	-	2,401
Preferred stock	22	-	-	-	-	22
Mutual funds	491	1	-	-	-	492
Total equity securities available for sale	2,914	1	-	-	-	2,915
Other equity securities	906	1	14	-	-	921
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets(a)	2	1	332	-	-	335
Derivative assets:
Interest rate contracts	-	3,150	12	-	-	3,162
Foreign exchange contracts	-	766	-	-	-	766
Equity contracts	91	32	54	-	-	177
Credit contracts	-	-	3	-	-	3
Other contracts	-	2	21	-	-	23
Counterparty netting and cash collateral	-	-	-	(1,268)	(1,554)	(2,822)
Total derivative assets	91	3,950	90	(1,268)	(1,554)	1,309
Short-term investments	1,416	1,175	-	-	-	2,591
Separate account assets	73,699	5,875	-	-	-	79,574
Total	$79,711	$237,684	$38,110	$(1,268)	$(1,554)	$352,683

AIG | 2016 Form 10-K                            196

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Liabilities:
Policyholder contract deposits	$-	$36	$2,289	$-	$-	$2,325
Other policyholder funds	6	-	-	-	-	6
Derivative liabilities:
Interest rate contracts	-	2,137	62	-	-	2,199
Foreign exchange contracts	-	1,197	7	-	-	1,204
Equity contracts	-	68	-	-	-	68
Credit contracts	-	-	508	-	-	508
Other contracts	-	-	69	-	-	69
Counterparty netting and cash collateral	-	-	-	(1,268)	(760)	(2,028)
Total derivative liabilities	-	3,402	646	(1,268)	(760)	2,020
Long-term debt	-	3,487	183	-	-	3,670
Other liabilities	-	62	-	-	-	62
Total	$6	$6,987	$3,118	$(1,268)	$(760)	$8,083

(a)  Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $6.7 billion and $8.6 billion as of December 31, 2016 and December 31, 2015, respectively.

(b)  Represents netting of derivative exposures covered by qualifying master netting agreements.

Transfers of Level 1 and Level 2 Assets and Liabilities

Our policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the years ended December 31, 2016 and 2015, we transferred $1.1 billion and $0.7 billion, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the years ended December 31, 2016 and 2015, we transferred $34 million and $181 million, respectively, of securities issued by the U.S. government and government‑sponsored entities from Level 1 to Level 2.  There were no material transfers from Level 2 to Level 1 during the years ended December 31, 2016 and 2015.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the years ended December 31, 2016 and 2015 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2016 and 2015:

		Net								Changes in
		Realized and								Unrealized Gains
		Unrealized		Purchases,				Reclassified		(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		to Assets	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	Divested	Held	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	for Sale	of Year	at End of Year
December 31, 2016
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,124	$5	$-	$61	$2	$(152)	$-	$-	$2,040	$-
Non-U.S. governments	32	(3)	(12)	7	1	(5)	-	(3)	17	-
Corporate debt	1,370	(13)	(42)	(111)	920	(977)	(14)	-	1,133	-
RMBS	16,537	970	(24)	(878)	330	(29)	-	-	16,906	-
CMBS	2,585	72	(132)	(323)	23	(185)	-	-	2,040	-
CDO/ABS	6,169	34	(111)	1,720	23	-	-	-	7,835	-
Total bonds available
for sale	28,817	1,065	(321)	476	1,299	(1,348)	(14)	(3)	29,971	-

AIG | 2016 Form 10-K                          197

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Other bond securities:
Corporate debt	17	-	-	-	-	-	-	-	17	-
RMBS	1,581	43	-	(1)	-	(18)	-	-	1,605	(24)
CMBS	193	-	-	(38)	-	-	-	-	155	(1)
CDO/ABS	7,055	271	-	(1,623)	65	(65)	-	-	5,703	(393)
Total other bond securities	8,846	314	-	(1,662)	65	(83)	-	-	7,480	(418)
Equity securities available
for sale:
Common stock	-	-	-	-	-	-	-	-	-	-
Total equity securities
available for sale	-	-	-	-	-	-	-	-	-	-
Other equity securities	14	-	-	(14)	-	-	-	-	-	-
Mortgage and other loans
receivable	11	-	-	-	-	-	-	-	11	-
Other invested assets	332	1	-	(75)	-	(54)	-	-	204	8
Total	$38,020	$1,380	$(321)	$(1,275)	$1,364	$(1,485)	$(14)	$(3)	$37,666	$(410)
		Net								Changes in
		Realized and								Unrealized Gains
		Unrealized		Purchases,				Reclassified		(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		to Liabilities	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	Divested	Held	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	for Sale	of Year	at End of Year
Liabilities:
Policyholder contract deposits	$2,289	$441	$-	$303	$-	$-	$-	$-	$3,033	$(5)
Derivative liabilities, net:
Interest rate contracts	50	(8)	-	(4)	-	-	-	-	38	6
Foreign exchange
contracts	7	5	-	(1)	-	-	-	-	11	(4)
Equity contracts	(54)	(10)	-	6	-	-	-	-	(58)	10
Commodity contracts	-	-	-	-	-	-	-	-	-	-
Credit contracts	505	(81)	-	(95)	-	-	-	-	329	71
Other contracts	48	(10)	-	(53)	-	4	-	-	(11)	128
Total derivative
liabilities, net(a)	556	(104)	-	(147)	-	4	-	-	309	211
Long-term debt(b)	183	4	-	(3)	-	(113)	-	-	71	(1)
Total	$3,028	$341	$-	$153	$-	$(109)	$-	$-	$3,413	$205

AIG | 2016 Form 10-K                            198

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	of Year	at End of Year
December 31, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,159	$1	$(85)	$154	$-	$(105)	$2,124	$-
Non-U.S. governments	30	-	(7)	10	-	(1)	32	-
Corporate debt	1,883	15	(109)	(210)	1,515	(1,724)	1,370	-
RMBS	16,805	1,052	(512)	(808)	-	-	16,537	-
CMBS	2,696	77	(95)	118	-	(211)	2,585	-
CDO/ABS	6,110	149	(258)	300	7	(139)	6,169	-
Total bonds available for sale	29,683	1,294	(1,066)	(436)	1,522	(2,180)	28,817	-
Other bond securities:
Corporate debt	-	-	-	1	16	-	17	-
RMBS	1,105	32	-	460	43	(59)	1,581	(27)
CMBS	369	(3)	-	(177)	4	-	193	(13)
CDO/ABS	7,449	646	-	(1,658)	698	(80)	7,055	(87)
Total other bond securities	8,923	675	-	(1,374)	761	(139)	8,846	(127)
Equity securities available for sale:
Common stock	1	2	-	(3)	-	-	-	-
Total equity securities available for sale	1	2	-	(3)	-	-	-	-
Other equity securities	-	(1)	-	(7)	22	-	14	(2)
Mortgage and other loans receivable	6	-	-	5	-	-	11	-
Other invested assets	1,042	448	(510)	(648)	-	-	332	-
Total	$39,655	$2,418	$(1,576)	$(2,463)	$2,305	$(2,319)	$38,020	$(129)
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	of Year	at End of Year
Liabilities:
Policyholder contract deposits	$1,509	$315	$-	$465	$-	$-	$2,289	$64
Derivative liabilities, net:
Interest rate contracts	74	-	-	(24)	-	-	50	(1)
Foreign exchange contracts	8	(1)	-	-	-	-	7	1
Equity contracts	(47)	(2)	-	(5)	-	-	(54)	(3)
Credit contracts	978	(186)	-	(287)	-	-	505	95
Other contracts	59	(79)	-	68	-	-	48	76
Total derivatives liabilities, net(a)	1,072	(268)	-	(248)	-	-	556	168
Long-term debt(b)	213	(10)	-	(20)	-	-	183	17
Total	$2,794	$37	$-	$197	$-	$-	$3,028	$249

(a)  Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b)  Includes guaranteed investment agreements (GIAs), notes, bonds, loans and mortgages payable.

AIG | 2016 Form 10-K                          199

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
December 31, 2016
Assets:
Bonds available for sale	$1,180	$(118)	$3	$1,065
Other bond securities	110	44	160	314
Equity securities available for sale	-	-	-	-
Other equity securities	-	-	-	-
Other invested assets	13	39	(51)	1
December 31, 2015
Assets:
Bonds available for sale	$1,227	$(49)	$116	$1,294
Other bond securities	44	3	628	675
Equity securities available for sale	-	2	-	2
Other equity securities	-	-	(1)	(1)
Other invested assets	(10)	393	65	448
	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
December 31, 2016
Liabilities:
Policyholder contract deposits	-	441	-	441
Derivative liabilities, net	-	(8)	(96)	(104)
Long-term debt	-	-	4	4
December 31, 2015
Liabilities:
Policyholder contract deposits	-	315	-	315
Derivative liabilities, net	-	1	(269)	(268)
Long-term debt	-	-	(10)	(10)

The following table presents the gross components of purchases, sales, issues and settlements, net, shown above:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
December 31, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$164	$(8)	$(95)	$61
Non-U.S. governments	13	-	(6)	7
Corporate debt	29	(25)	(115)	(111)
RMBS	2,635	(81)	(3,432)	(878)
CMBS	156	(98)	(381)	(323)
CDO/ABS	2,460	(99)	(641)	1,720
Total bonds available for sale	5,457	(311)	(4,670)	476
Other bond securities:
Corporate debt	-	-	-	-
RMBS	343	(104)	(240)	(1)
CMBS	53	(86)	(5)	(38)
CDO/ABS	69	(458)	(1,234)	(1,623)
Total other bond securities	465	(648)	(1,479)	(1,662)

AIG | 2016 Form 10-K                            200

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Equity securities available for sale	-	-	-	-
Other equity securities	14	-	(28)	(14)
Mortgage and other loans receivable	1	(2)	1	-
Other invested assets	37	(10)	(102)	(75)
Total assets	$5,974	$(971)	$(6,278)	$(1,275)
Liabilities:
Policyholder contract deposits	$-	$437	$(134)	$303
Derivative liabilities, net	(6)	-	(141)	(147)
Long-term debt(b)	-	-	(3)	(3)
Total liabilities	$(6)	$437	$(278)	$153
December 31, 2015
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions(c)	$279	$(37)	$(88)	$154
Non-U.S. governments	18	(1)	(7)	10
Corporate debt	221	(60)	(371)	(210)
RMBS	2,215	(194)	(2,829)	(808)
CMBS	273	(28)	(127)	118
CDO/ABS	1,400	(210)	(890)	300
Total bonds available for sale	4,406	(530)	(4,312)	(436)
Other bond securities:
Corporate debt	-	-	1	1
RMBS	655	(22)	(173)	460
CMBS	-	(79)	(98)	(177)
CDO/ABS	242	(380)	(1,520)	(1,658)
Total other bond securities	897	(481)	(1,790)	(1,374)
Equity securities available for sale	-	(2)	(1)	(3)
Other equity securities	-	-	(7)	(7)
Mortgage and other loans receivable	5	-	-	5
Other invested assets	47	(587)	(108)	(648)
Total assets	$5,355	$(1,600)	$(6,218)	$(2,463)
Liabilities:
Policyholder contract deposits	$-	$442	$23	$465
Derivative liabilities, net	(19)	-	(229)	(248)
Long-term debt(b)	-	-	(20)	(20)
Total liabilities	$(19)	$442	$(226)	$197

(a)  There were no issuances during the years ended December 31, 2016 and 2015.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

(c)  Purchases primarily reflect the effect of consolidating previously unconsolidated securitization vehicles.

AIG | 2016 Form 10-K                          201

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2016 and 2015 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) and as shown in the table above excludes $188 million of net losses and $2 million of net losses related to assets and liabilities transferred into Level 3 during 2016 and 2015, respectively, and includes $189 million of net losses and $36 million of net losses related to assets and liabilities transferred out of Level 3 during 2016 and 2015, respectively.

Transfers of Level 3 Assets

During the years ended December 31, 2016 and 2015, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS, and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

During the years ended December 31, 2016 and 2015, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, CDO/ABS, RMBS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the years ended December 31, 2016 and 2015.

AIG | 2016 Form 10-K                            202

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

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
Assets:

Obligations of states,
municipalities and
political subdivisions	$1,248	Discounted cash flow	Yield	4.12% - 4.91% (4.52%)

Corporate debt	498	Discounted cash flow	Yield	3.41% - 6.38% (4.90%)

RMBS(a)	17,412	Discounted cash flow	Constant prepayment rate	3.95% - 6.54% (5.25%)
			Loss severity	47.51% - 80.98% (64.24%)
			Constant default rate	3.28% - 8.64% (5.96%)
			Yield	3.28% - 5.87% (4.57%)

CDO/ABS(a)	4,368	Discounted cash flow	Yield	3.67% - 5.85% (4.76%)

CMBS	1,511	Discounted cash flow	Yield	0.48% - 10.21% (5.34%)

Liabilities:

Embedded derivatives
within Policyholder
contract deposits:

GMWB	1,777	Discounted cash flow	Equity volatility	13.00% - 50.00%
			Base lapse rate	0.50% - 20.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	42.00% - 161.00%
			Utilization	100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	859	Discounted cash flow	Lapse rate	1.00% - 66.00%
			Mortality multiplier(c)	101.00% - 103.00%

Indexed Life	381	Discounted cash flow	Base lapse rate	2.00% - 19.00%
			Mortality rate	0.00% - 40.00%

AIG | 2016 Form 10-K                          203

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2015	Technique	Unobservable Input(b)	(Weighted Average)
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

Liabilities:

Embedded derivatives
within Policyholder
contract deposits:

GMWB	1,234	Discounted cash flow	Equity volatility	15.00% - 50.00%
			Base lapse rate	1.00% - 17.00%
			Dynamic lapse multiplier	0.20% - 25.50%
			Mortality multiplier(d)	80.00% - 104.27%
			Utilization	0.00% - 70.00%
			Equity / interest rate correlation	20.00% - 40.00%

Index Annuities	715	Discounted cash flow	Lapse rate	0.75% - 66.00%
			Mortality multiplier(d)	50.00% - 75.00%

Indexed Life	332	Discounted cash flow	Base lapse rate	2.00% to 19.00%
			Mortality rate	0.00% to 40.00%

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

(c)  Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table for Guaranteed Minimum Withdrawal Benefits (GMWB).

(d)  Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table for GMWB, and the 1975-1980 Modified Basic Table for index annuities.

(e)  Beginning in the third quarter of 2015, we began valuing these instruments using prices obtained from vendors and/or counterparties and discontinued use of the BET model.

AIG | 2016 Form 10-K                            204

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

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

AIG | 2016 Form 10-K                          205

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Embedded derivatives within Policyholder contract deposits

Embedded derivatives reported within Policyholder contract deposits include guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum accumulation benefits (GMAB) within variable annuity products, and certain enhancements to interest crediting rates based on market indices within index annuities, indexed life and guaranteed investment contracts (GICs).  For any given contract, assumptions for unobservable inputs vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. The following unobservable inputs are used for valuing embedded derivatives measured at fair value:

•     Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available, with an emphasis on current expected market-based volatilities. Increases in assumed volatility will generally increase the fair value of both the projected cash flows from rider fees as well as the projected cash flows related to benefit payments. Therefore, the net change in the fair value of the liability may either decrease or increase, depending on the relative changes in projected rider fees and projected benefit payments.

•     Equity / interest rate correlation estimates the relationship between changes in equity returns and interest rates, based on current market conditions and expected views of market participants, in the economic scenario generator used to value our GMWB embedded derivatives.  In general, a higher positive correlation assumes that equity markets and interest rates move in a more correlated fashion, which generally increases the fair value of the liability.

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

•     Mortality rate assumptions, which vary by age and gender, are based on company experience and include a mortality improvement assumption. Increases in assumed mortality rates will decrease the fair value of the liability, while lower mortality rate assumptions will generally increase the fair value of the liability, because guaranteed payments will be made for a longer period of time. Utilization assumptions estimate the timing when policyholders with a GMWB will elect to utilize their benefit and begin taking withdrawals. The assumptions may vary by the type of guarantee, tax-qualified status, the contract’s withdrawal history and the age of the policyholder.  Utilization assumptions are based on company experience, which includes partial withdrawal behavior. In 2016, we implemented a 100 percent utilization assumption which reflects an expectation that all policyholders who remain active in the contract (i.e., do not lapse or die) will utilize their GMWB guarantee by commencing systematic withdrawals under the terms of their contract. In 2015, we used as a utilization rate assumption representing the probability of first partial withdrawal, which varied by issue age and duration for different contract types. The impact of changes in utilization assumptions on the fair value of the liability may vary, depending on the expected timing as well as the overall rate of assumed utilization.

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

AIG | 2016 Form 10-K                            206

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

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

		December 31, 2016		December 31, 2015
		Fair Value Using Net Asset Value Per Share (or its equivalent)		Fair Value Using Net Asset Value Per Share (or its equivalent)

			Unfunded		Unfunded
(in millions)	Investment Category Includes		Commitments		Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,424	$750	$1,774	$436

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	258	208	306	213

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	137	31	107	41

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	123	44	146	41

Other	Includes multi-strategy, mezzanine, and other strategies	312	215	298	239
Total private equity funds		2,254	1,248	2,631	970
Hedge funds*:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,453	9	1,194	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,429	-	2,978	25

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	992	-	555	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	416	8	699	8

Emerging markets	Investments in the financial markets of developing countries	-	-	353	-

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	197	14	167	-
Total hedge funds		4,487	31	5,946	33
Total		$6,741	$1,279	$8,577	$1,003

* Certain hedge funds for the year ended December 31, 2016 were reclassified into different strategies to better align with the investments in those funds.

AIG | 2016 Form 10-K                          207

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At December 31, 2016, assuming average original expected lives of 10 years for the funds, 73 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 10 percent between four and six years and 17 percent between seven and 10 years.

The hedge fund investments included above, which are carried at fair value, are generally redeemable monthly (16 percent), quarterly (37 percent), semi-annually (11 percent) and annually (36 percent), with redemption notices ranging from one day to 180 days. At December 31, 2016, investments representing approximately 72 percent of the total fair value of these hedge fund investments had partial contractual redemption restrictions. These partial redemption restrictions are generally related to one or more investments held in the hedge funds that the fund manager deemed to be illiquid. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre-defined end dates. The majority of these restrictions are generally expected to be lifted by the end of 2017.

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

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2016	2015	2014
Assets:
Bond and equity securities	$447	$616	$2,099
Alternative investments(a)	28	36	313
Other, including Short-term investments	-	2	10
Liabilities:
Long-term debt(b)	(9)	(38)	(269)
Other liabilities	-	(3)	(13)
Total gain	$466	$613	$2,140

(a)  Includes certain hedge funds, private equity funds and other investment partnerships.

(b)  Includes GIAs, notes, bonds and mortgages payable.

Interest income and dividend income on assets measured under the fair value option are recognized and included in Net investment income in the Consolidated Statements of Income with the exception of activity within AIG’s Other Operations category, which is included in Other income. Interest expense on liabilities measured under the fair value option is reported in Other Income in the Consolidated Statements of Income. See Note 6 herein for additional information about our policies for recognition, measurement, and disclosure of interest and dividend income.

During 2016, 2015 and 2014, we recognized gains of $22 million, and losses of $4 million and $32 million, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

AIG | 2016 Form 10-K                            208

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings for which the fair value option was elected:

	December 31, 2016			December 31, 2015
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$11	$8	$3	$11	$9	$2
Liabilities:
Long-term debt*	$3,428	$2,628	$800	$3,670	$2,675	$995

*    Includes GIAs, notes, bonds, loans and mortgages payable.

There were no mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due or in non-accrual status at December 31, 2016 or 2015.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, commercial mortgage loans, investments in life settlements, investments in real estate and other fixed assets, goodwill and other intangible assets. See Notes 6 and 7 herein for additional information about how we test various asset classes for impairment.

Information regarding the estimation of fair value for financial instruments measured at fair value on a non-recurring basis is discussed below:

•     Impairments for Other investments for the periods ended December 31, 2015 and December 31, 2014, primarily relate to certain investments in affordable housing partnerships, the fair values of which are determined based on remaining tax credits and other residual benefits due from the respective partnerships. Residual benefits include consideration of the fair value of underlying real estate properties, which is determined based on market-appropriate capitalization rates applied to net operating income of the properties. Impairments for Other investments for the period ended December 31, 2016 primarily relate to certain investments in aircraft, the fair values of which are determined based on third party independent appraisals that use industry specific appraisal standards and methodologies.

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

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2016	2015	2014
December 31, 2016
Other investments	$-	$-	$364	$364	$76	$189	$134
Investments in life settlements	-	-	736	736	397	540	201
Other assets	-	-	2	2	19	80	7
Total	$-	$-	$1,102	$1,102	$492	$809	$342
December 31, 2015
Other investments	$-	$-	$1,117	$1,117
Investments in life settlements	-	-	828	828
Other assets	-	-	129	129
Total	$-	$-	$2,074	$2,074

AIG | 2016 Form 10-K                          209

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

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

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
December 31, 2016
Assets:
Mortgage and other loans receivable	$-	$161	$33,575	$33,736	$33,229
Other invested assets	-	955	2,053	3,008	3,474
Short-term investments	-	8,961	-	8,961	8,961
Cash	1,868	-	-	1,868	1,868
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	382	121,742	122,124	112,705
Other liabilities	-	4,196	-	4,196	4,196
Long-term debt	-	23,117	3,333	26,450	27,484

AIG | 2016 Form 10-K                            210

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

December 31, 2015
Assets:
Mortgage and other loans receivable	$-	$198	$30,147	$30,345	$29,554
Other invested assets	-	563	2,880	3,443	4,169
Short-term investments	-	7,541	-	7,541	7,541
Cash	1,629	-	-	1,629	1,629
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	309	117,537	117,846	108,788
Other liabilities	-	2,852	-	2,852	2,852
Long-term debt	-	21,686	4,528	26,214	25,579

6. Investments

Fixed Maturity and Equity Securities

Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or are measured at fair value at our election. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2016 or 2015.

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

Premiums and discounts arising from the purchase of bonds classified as available for sale are treated as yield adjustments over their estimated holding periods, until maturity, or call date, if applicable. For investments in certain RMBS, CMBS and CDO/ABS, (collectively, structured securities), recognized yields are updated based on current information regarding the timing and amount of expected undiscounted future cash flows. For high credit quality structured securities, effective yields are recalculated based on actual payments received and updated prepayment expectations, and the amortized cost is adjusted to the amount that would have existed had the new effective yield been applied since acquisition with a corresponding charge or credit to net investment income. For structured securities that are not high credit quality, effective yields are recalculated and adjusted prospectively based on changes in expected undiscounted future cash flows. For purchased credit impaired (PCI) securities, at acquisition, the difference between the undiscounted expected future cash flows and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over the securities’ remaining lives on an effective level‑yield basis. Subsequently, effective yields recognized on PCI securities are recalculated and adjusted prospectively to reflect changes in the contractual benchmark interest rates on variable rate securities and any significant increases in undiscounted expected future cash flows arising due to reasons other than interest rate changes.

AIG | 2016 Form 10-K                          211

ITEM 8 |  Notes to Consolidated Financial Statements |  6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
December 31, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$1,870	$148	$(26)	$1,992	$-
Obligations of states, municipalities and political subdivisions	24,025	1,001	(254)	24,772	-
Non-U.S. governments	14,018	773	(256)	14,535	-
Corporate debt	126,648	7,271	(1,739)	132,180	(31)
Mortgage-backed, asset-backed and collateralized:
RMBS	35,311	2,541	(478)	37,374	1,212
CMBS	14,054	409	(192)	14,271	45
CDO/ABS	16,315	278	(180)	16,413	39
Total mortgage-backed, asset-backed and collateralized	65,680	3,228	(850)	68,058	1,296
Total bonds available for sale(b)	232,241	12,421	(3,125)	241,537	1,265
Equity securities available for sale:
Common stock	708	369	(12)	1,065	-
Preferred stock	748	4	-	752	-
Mutual funds	241	23	(3)	261	-
Total equity securities available for sale	1,697	396	(15)	2,078	-
Total	$233,938	$12,817	$(3,140)	$243,615	$1,265
December 31, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$1,698	$155	$(9)	$1,844	$-
Obligations of states, municipalities and political subdivisions	26,003	1,424	(104)	27,323	19
Non-U.S. governments	17,752	805	(362)	18,195	-
Corporate debt	133,513	6,462	(3,987)	135,988	(87)
Mortgage-backed, asset-backed and collateralized:
RMBS	33,878	2,760	(411)	36,227	1,326
CMBS	13,139	561	(129)	13,571	185
CDO/ABS	14,985	360	(248)	15,097	39
Total mortgage-backed, asset-backed and collateralized	62,002	3,681	(788)	64,895	1,550
Total bonds available for sale(b)	240,968	12,527	(5,250)	248,245	1,482
Equity securities available for sale:
Common stock	913	1,504	(16)	2,401	-
Preferred stock	19	3	-	22	-
Mutual funds	447	53	(8)	492	-
Total equity securities available for sale	1,379	1,560	(24)	2,915	-
Total	$242,347	$14,087	$(5,274)	$251,160	$1,482

(a)  Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(b)  At December 31, 2016 and 2015, bonds available for sale held by us that were below investment grade or not rated totaled $33.6 billion and $34.9 billion, respectively.

AIG | 2016 Form 10-K                            212

ITEM 8 |  Notes to Consolidated Financial Statements |  6. Investments

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$720	$26	$-	$-	$720	$26
Obligations of states, municipalities and political
subdivisions	5,814	221	231	33	6,045	254
Non-U.S. governments	3,865	162	489	94	4,354	256
Corporate debt	28,184	1,013	6,080	726	34,264	1,739
RMBS	8,794	252	4,045	226	12,839	478
CMBS	4,469	152	479	40	4,948	192
CDO/ABS	5,362	102	1,961	78	7,323	180
Total bonds available for sale	57,208	1,928	13,285	1,197	70,493	3,125
Equity securities available for sale:
Common stock	125	12	-	-	125	12
Mutual funds	64	3	-	-	64	3
Total equity securities available for sale	189	15	-	-	189	15
Total	$57,397	$1,943	$13,285	$1,197	$70,682	$3,140
December 31, 2015
Bonds available for sale:
U.S. government and government sponsored entities	$483	$9	$1	$-	$484	$9
Obligations of states, municipalities and political
subdivisions	2,382	87	268	17	2,650	104
Non-U.S. governments	4,327	203	832	159	5,159	362
Corporate debt	41,317	2,514	5,428	1,473	46,745	3,987
RMBS	7,215	133	4,318	278	11,533	411
CMBS	4,138	108	573	21	4,711	129
CDO/ABS	7,064	104	2,175	144	9,239	248
Total bonds available for sale	66,926	3,158	13,595	2,092	80,521	5,250
Equity securities available for sale:
Common stock	91	16	-	-	91	16
Mutual funds	200	8	-	-	200	8
Total equity securities available for sale	291	24	-	-	291	24
Total	$67,217	$3,182	$13,595	$2,092	$80,812	$5,274

At December 31, 2016, we held 11,225 and 113 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,795 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2016 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

AIG | 2016 Form 10-K                          213

ITEM 8 |  Notes to Consolidated Financial Statements |  6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities Available
December 31, 2016	Available for Sale		for Sale in a Loss Position
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,796	$7,994	$604	$581
Due after one year through five years	49,200	51,958	6,002	5,841
Due after five years through ten years	43,308	44,226	16,045	15,332
Due after ten years	66,257	69,301	25,007	23,629
Mortgage-backed, asset-backed and collateralized	65,680	68,058	25,960	25,110
Total	$232,241	$241,537	$73,618	$70,493
December 31, 2015
Due in one year or less	$9,176	$9,277	$1,122	$1,103
Due after one year through five years	47,230	49,196	9,847	9,494
Due after five years through ten years	54,120	54,459	22,296	20,686
Due after ten years	68,440	70,418	26,235	23,755
Mortgage-backed, asset-backed and collateralized	62,002	64,895	26,271	25,483
Total	$240,968	$248,245	$85,771	$80,521

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Years Ended December 31,
	2016		2015		2014
	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$801	$800	$517	$423	$703	$118
Equity securities	1,072	15	1,060	28	135	24
Total	$1,873	$815	$1,577	$451	$838	$142

For the years ended December 31, 2016, 2015 and 2014, the aggregate fair value of available for sale securities sold was $30.2 billion, $28.7 billion and $25.3 billion, which resulted in net realized capital gains of $1.1 billion, $1.1 billion and $0.7 billion, respectively.

AIG | 2016 Form 10-K                            214

ITEM 8 |  Notes to Consolidated Financial Statements |  6. Investments

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	December 31, 2016		December 31, 2015
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$2,939	20%	$3,369	19%
Obligations of states, municipalities and political subdivisions	-	-	75	-
Non-U.S. governments	51	-	50	-
Corporate debt	1,772	12	2,035	12
Mortgage-backed, asset-backed and collateralized:
RMBS	2,025	14	2,230	13
CMBS	603	4	750	4
CDO/ABS and other collateralized*	6,608	47	8,273	47
Total mortgage-backed, asset-backed and collateralized	9,236	65	11,253	64
Total fixed maturity securities	13,998	97	16,782	95
Equity securities	482	3	921	5
Total	$14,480	100%	$17,703	100%

*    Includes $421 million and $712 million of U.S. Government agency backed ABS at December 31, 2016 and 2015, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

December 31,
(in millions)	2016	2015
Alternative investments(a) (b)	$13,379	$18,150
Investment real estate(c)	6,900	6,579
Aircraft asset investments(d)	321	477
Investments in life settlements	2,516	3,606
All other investments	1,422	982
Total	$24,538	$29,794

(a)  At December 31, 2016, includes hedge funds of $7.2 billion, private equity funds of $5.5 billion, and affordable housing partnerships of $625 million. At December 31, 2015, includes hedge funds of $10.9 billion, private equity funds of $6.5 billion, and affordable housing partnerships of $701 million.

(b)  Approximately 72 percent and 15 percent of our hedge fund portfolio is available for redemption in 2017 and 2018, respectively, an additional 7 percent will be available between 2019 and 2024.

(c)  Net of accumulated depreciation of $451 million and $668 million in 2016 and 2015, respectively.

(d)  Consists of investments in aircraft equipment held in a consolidated trust.

Other Invested Assets Carried at Fair Value

Certain hedge funds, private equity funds, and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income with the exception of investments of AIG’s Other Operations, for which such changes are reported in Other income.  Other investments in hedge funds, private equity funds and other investment partnerships in which our insurance operations do not hold aggregate interests sufficient to exercise more than minor influence over the respective partnerships are reported at fair value with changes in fair value recognized as a component of Accumulated other comprehensive income. These investments are subject to other-than-temporary impairment evaluations (see discussion below on evaluating equity investments for other-than-temporary impairment). The gross unrealized loss recorded in Accumulated other comprehensive income on such investments was $32 million and $33 million at December 31, 2016 and 2015, respectively, the majority of which pertains to investments in private equity funds and hedge funds that have been in continuous unrealized loss positions for less than 12 months.

AIG | 2016 Form 10-K                          215

ITEM 8 |  Notes to Consolidated Financial Statements |  6. Investments

Other Invested Assets – Equity Method Investments

We account for hedge funds, private equity funds, affordable housing partnerships and other investment partnerships using the equity method of accounting unless our interest is so minor that we may have virtually no influence over partnership operating and financial policies, or we have elected the fair value option. Under the equity method of accounting, our carrying amount generally is our share of the net asset value of the funds or the partnerships, and changes in our share of the net asset values are recorded in Net investment income with the exception of investments of AIG’s Other Operations, for which such changes are reported in Other income. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments, which is one to three months prior to the end of our reporting period. The financial statements of these investees are generally audited annually.

Summarized Financial Information of Equity Method Investees

The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2016	2015	2014
Operating results:
Total revenues	$9,512	$22,055	$29,579
Total expenses	(7,361)	(3,898)	(7,828)
Net income	$2,151	$18,157	$21,751
At December 31,
(in millions)		2016	2015
Balance sheet:
Total assets		$158,306	$201,007
Total liabilities		$(37,336)	$(33,424)

The following table presents the carrying amount and ownership percentage of equity method investments at December 31, 2016 and 2015:

	2016		2015
	Carrying	Ownership	Carrying	Ownership
(in millions, except percentages)	Value	Percentage	Value	Percentage
Equity method investments	$10,756	Various	$14,259	Various

Summarized financial information for these equity method investees may be presented on a lag, due to the unavailability of information for the investees at our respective balance sheet dates, and is included for the periods in which we held an equity method ownership interest.

Other Investments

Also included in Other invested assets are real estate held for investment and investments in aircraft equipment held in a consolidated trust. These investments are reported at cost, less depreciation and are subject to impairment review, as discussed below.

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

During 2016, 2015 and 2014, income recognized on investments in life settlements was $453 million, $332 million and $407 million, respectively, and is included in Net investment income in the Consolidated Statements of Income.

AIG | 2016 Form 10-K                            216

ITEM 8 |  Notes to Consolidated Financial Statements |  6. Investments

The following table presents further information regarding investments in life settlements:

	December 31, 2016
	Number of	Carrying	Face Value
(dollars in millions)	Contracts	Value	(Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	1	$-	$-
1 – 2 years	5	5	10
2 – 3 years	16	6	14
3 – 4 years	43	43	93
4 – 5 years	148	171	404
Thereafter	3,235	2,291	9,266
Total	3,448	$2,516	$9,787

Remaining life expectancy for year 0-1 references policies whose current life expectancy is less than 12 months as of the valuation date. Remaining life expectancy is not an indication of expected maturity. Actual maturity dates in any category may vary significantly (either earlier or later) from the remaining life expectancies reported above.

At December 31, 2016, management’s best estimate of the life insurance premiums required to keep the investments in life settlements in force, payable in the 12 months ending December 31, 2017 and the four succeeding years ending December 31, 2021 are $390 million, $402 million, $414 million, $422 million and $429 million, respectively.

Net Investment Income

Net investment income represents income primarily from the following sources:

•     Interest income and related expenses, including amortization of premiums and accretion of discounts with changes in the timing and the amount of expected principal and interest cash flows reflected in yield, as applicable.

•     Dividend income from common and preferred stocks.

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

The following table presents the components of Net investment income:

Years Ended December 31,
(in millions)	2016	2015	2014
Fixed maturity securities, including short-term investments	$11,645	$11,332	$12,322
Equity securities	(5)	99	221
Interest on mortgage and other loans	1,526	1,417	1,272
Alternative investments*	693	1,120	2,070
Real estate	150	181	110
Other investments	509	432	601
Total investment income	14,518	14,581	16,596
Investment expenses	453	528	517
Net investment income	$14,065	$14,053	$16,079

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

AIG | 2016 Form 10-K                          217

ITEM 8 |  Notes to Consolidated Financial Statements |  6. Investments

Net Realized Capital Gains and Losses

Net realized capital gains and losses are determined by specific identification. The net realized capital gains and losses are generated primarily from the following sources:

•     Sales or full redemptions of available for sale fixed maturity securities, available for sale equity securities, real estate and other alternative investments.

•     Reductions to the amortized cost basis of available for sale fixed maturity securities, available for sale equity securities and certain other invested assets for other-than-temporary impairments.

•     Impairments on investments in life settlements.

•     Changes in fair value of derivatives except for (1) those derivatives at AIGFP and (2) those instruments that are designated as hedging instruments when the change in the fair value of the hedged item is not reported in Net realized capital gains (losses).

•     Exchange gains and losses resulting from foreign currency transactions.

The following table presents the components of Net realized capital gains (losses):

Years Ended December 31,
(in millions)	2016	2015	2014
Sales of fixed maturity securities	$1	$94	$585
Sales of equity securities(a)	1,057	1,032	111
Other-than-temporary impairments:
Severity	(15)	(13)	(3)
Change in intent	(46)	(233)	(40)
Foreign currency declines	(18)	(57)	(19)
Issuer-specific credit events	(433)	(348)	(169)
Adverse projected cash flows	(47)	(20)	(16)
Provision for loan losses	10	(58)	(1)
Foreign exchange transactions	(1,226)	416	598
Derivatives and hedge accounting	(944)	341	(177)
Impairments on investments in life settlements	(397)	(540)	(201)
Other(b)	114	162	71
Net realized capital gains (losses)	$(1,944)	$776	$739

(a)  In 2016 and 2015 includes realized gains on the sale of a portion of our holdings in People’s Insurance Company (Group) of China Limited and PICC Property & Casualty Company Limited (collectively, our PICC Investment).

(b)  In 2016, primarily includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial, Inc. and losses of $253 million from the sale of a portion of our Life Settlements portfolio. In 2015, primarily includes $357 million of realized gains due to the sale of common shares of SpringLeaf Holdings (now known as OneMain Holdings, Inc.), $428 million of realized gains due to the sale of Class B shares of Prudential Financial, Inc. and $463 million of realized losses due to the sale of ordinary shares of AerCap.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Years Ended
	December 31,
(in millions)	2016	2015
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$2,019	$(9,275)
Equity securities	(1,155)	(929)
Other investments	(259)	(803)
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$605	$(11,007)

*    Excludes net unrealized gains attributable to businesses held for sale.

AIG | 2016 Form 10-K                            218

ITEM 8 |  Notes to Consolidated Financial Statements |  6. Investments

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

AIG | 2016 Form 10-K                          219

ITEM 8 |  Notes to Consolidated Financial Statements |  6. Investments

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Years Ended December 31,
(in millions)	2016	2015	2014
Balance, beginning of year	$1,747	$2,659	$3,872
Increases due to:
Credit impairments on new securities subject to impairment losses	204	111	49
Additional credit impairments on previously impaired securities	212	109	85
Reductions due to:
Credit impaired securities fully disposed of for which there was no
prior intent or requirement to sell	(296)	(399)	(613)
Credit impaired securities for which there is a current intent or
anticipated requirement to sell	-	2	-
Accretion on securities previously impaired due to credit*	(767)	(735)	(725)
Divested businesses	(2)	-	-
Other	-	-	(9)
Balance, end of year	$1,098	$1,747	$2,659

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

AIG | 2016 Form 10-K                            220

ITEM 8 |  Notes to Consolidated Financial Statements |  6. Investments

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

Purchased Credit Impaired (PCI) Securities

We purchase certain RMBS securities that have experienced deterioration in credit quality since their issuance. We determine whether it is probable at acquisition that we will not collect all contractually required payments for these PCI securities, including both principal and interest. At acquisition, the timing and amount of the undiscounted future cash flows expected to be received on each PCI security is determined based on our best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. At acquisition, the difference between the undiscounted expected future cash flows of the PCI securities and the recorded investment in the securities represents the initial accretable yield, which is accreted into Net investment income over their remaining lives on an effective yield basis. Additionally, the difference between the contractually required payments on the PCI securities and the undiscounted expected future cash flows represents the non-accretable difference at acquisition. The accretable yield and the non-accretable difference will change over time, based on actual payments received and changes in estimates of undiscounted expected future cash flows, which are discussed further below.

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$35,885
Cash flows expected to be collected*	29,314
Recorded investment in acquired securities	19,689

*    Represents undiscounted expected cash flows, including both principal and interest.

	December 31,	December 31,
(in millions)	2016	2015
Outstanding principal balance	$16,728	$16,871
Amortized cost	11,987	12,303
Fair value	12,922	13,164

The following table presents activity for the accretable yield on PCI securities:

Years Ended December 31,
(in millions)	2016	2015
Balance, beginning of year	$6,846	$6,865
Newly purchased PCI securities	707	696
Disposals	-	(13)
Accretion	(842)	(879)
Effect of changes in interest rate indices	39	(251)
Net reclassification from (to) non-accretable difference	748	428
Balance, end of year	$7,498	$6,846

AIG | 2016 Form 10-K                          221

ITEM 8 |  Notes to Consolidated Financial Statements |  6. Investments

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	December 31, 2016	December 31, 2015
Fixed maturity securities available for sale	$2,389	$1,145
Other bond securities, at fair value	1,799	1,740

At December 31, 2016 and 2015, amounts borrowed under repurchase and securities lending agreements totaled $4.2 billion and $2.9 billion, respectively.

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
December 31, 2016
Other bond securities:
Non-U.S. governments	$-	$-	$-	$51	$-	$51
Corporate debt	-	163	860	725	-	1,748
Total	$-	$163	$860	$776	$-	$1,799

December 31, 2015
Bonds available for sale:
Non-U.S. governments	$-	$50	$-	$-	$-	$50
Other bond securities:
Non-U.S. governments	-	-	-	49	-	49
Corporate debt	-	33	332	1,326	-	1,691
Total	$-	$83	$332	$1,375	$-	$1,790

AIG | 2016 Form 10-K                            222

ITEM 8 |  Notes to Consolidated Financial Statements |  6. Investments

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
December 31, 2016
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$21	$-	$-	$-	$21
Non-U.S. governments	-	-	50	-	-	50
Corporate debt	-	791	1,466	-	-	2,257
CMBS	-	-	61	-	-	61
Total	$-	$812	$1,577	$-	$-	$2,389

December 31, 2015
Bonds available for sale:
Non-U.S. governments	$-	$-	$57	$-	$-	$57
Corporate debt	-	-	914	-	-	914
RMBS	-	-	-	124	-	124
Total	$-	$-	$971	$124	$-	$1,095

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	December 31, 2016	December 31, 2015
Securities collateral pledged to us	$1,434	$1,742
Amount sold or repledged by us	11	-

Insurance – Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $4.9 billion at both December 31, 2016 and 2015.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $114 million and $47 million of stock in FHLBs at December 31, 2016 and 2015, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with advances from FHLB, with a fair value of $3.4 billion and $17 million, respectively, at December 31, 2016 and securities available for sale at December 31, 2015 with a fair value of  $1.2 billion.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $2.2 billion and $2.4 billion at December 31, 2016 and 2015, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

AIG | 2016 Form 10-K                          223

ITEM 8 |  Notes to Consolidated Financial Statements |  6. Investments

Investments held in escrow accounts or otherwise subject to restriction as to their use were $523 million, comprised of bonds available for sale and short term investments and $439 million comprised of short term investments at December 31, 2016 and 2015, respectively.

7. Lending Activities

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

The following table presents the composition of Mortgage and other loans receivable, net:

	December 31,	December 31,
(in millions)	2016	2015
Commercial mortgages*	$25,042	$22,067
Residential mortgages	3,828	2,758
Life insurance policy loans	2,367	2,597
Commercial loans, other loans and notes receivable	2,300	2,451
Total mortgage and other loans receivable	33,537	29,873
Allowance for credit losses	(297)	(308)
Mortgage and other loans receivable, net	$33,240	$29,565

*    Commercial mortgages primarily represent loans for offices, apartments and retail, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 24 percent and 12 percent, respectively, at December 31, 2016, and 22 percent and 12 percent, respectively, at December 31, 2015).

Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due.  Nonperforming mortgages were not significant for all periods presented.

AIG | 2016 Form 10-K                            224

ITEM 8 |  Notes to Consolidated Financial Statements |  7. Lending Activities

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
December 31, 2016
Loan-to-Value Ratios(b)
Less than 65%	$13,998	$1,694	$232	$15,924
65% to 75%	5,946	575	62	6,583
76% to 80%	1,246	174	47	1,467
Greater than 80%	471	392	205	1,068
Total commercial mortgages	$21,661	$2,835	$546	$25,042

December 31, 2015
Loan-to-Value Ratios(b)
Less than 65%	$10,283	$1,704	$150	$12,137
65% to 75%	6,361	611	45	7,017
76% to 80%	1,370	169	81	1,620
Greater than 80%	646	226	421	1,293
Total commercial mortgages	$18,660	$2,710	$697	$22,067

(a)  The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest.

(b)  The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan.

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
December 31, 2016	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
Credit Quality Performance
Indicator:
In good standing	784	$6,005	$7,830	$5,179	$1,898	$2,373	$1,589	$24,874	99%
Restructured(a)	4	-	134	18	-	16	-	168	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	788	$6,005	$7,964	$5,197	$1,898	$2,389	$1,589	$25,042	100%
Allowance for credit losses:
Specific		-	3	1	6	1	-	11	-%
General		35	72	41	7	13	15	183	1
Total allowance for credit losses		$35	$75	$42	$13	$14	$15	$194	1%
December 31, 2015
(dollars in millions)
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

(b)  Does not reflect allowance for credit losses.

AIG | 2016 Form 10-K                          225

ITEM 8 |  Notes to Consolidated Financial Statements |  7. Lending Activities

(c)  100 percent of the commercial mortgages held at such respective dates were current as to payments of principal and interest.  There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.

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

The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable:

	2016			2015			2014
Years Ended December 31,	Commercial	Other		Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$171	$137	$308	$159	$112	$271	$201	$111	$312
Loans charged off	(13)	(2)	(15)	(23)	(6)	(29)	(29)	(39)	(68)
Recoveries of loans previously
charged off	11	-	11	4	1	5	18	16	34
Net charge-offs	(2)	(2)	(4)	(19)	(5)	(24)	(11)	(23)	(34)
Provision for loan losses	25	(32)	(7)	31	27	58	(31)	23	(8)
Other	-	-	-	-	3	3	-	1	1
Allowance, end of year	$194 *	$103	$297	$171 *	$137	$308	$159 *	$112	$271

*    Of the total allowance at the end of the year, $11 million, $24 million and $55 million relates to individually assessed credit losses on $280 million, $507 million and $192 million of commercial mortgages as of December 31, 2016, 2015 and 2014, respectively.

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

Loans that had been modified in troubled debt restructurings during the twelve-month period ended December 31, 2016 have been fully paid off. For the twelve-month period ended December 31, 2015, loans with a carrying value of $36 million, were modified in troubled debt restructurings.

AIG | 2016 Form 10-K                            226

ITEM 8 |  Notes to Consolidated Financial Statements |  8. Reinsurance

8. Reinsurance

In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. In addition, our general insurance subsidiaries assume reinsurance from other insurance companies. We determine the portion of the incurred but not reported (IBNR) loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss adjustment expenses incurred, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. We remain liable to the extent that our reinsurers do not meet their obligation under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for doubtful accounts requires judgment for which key inputs typically include historical trends regarding uncollectible balances, disputes and credit events as well as specific reviews of balances in dispute or subject to credit impairment. The allowance for doubtful accounts on reinsurance assets was $207 million and $272 million at December 31, 2016 and 2015, respectively. Changes in the allowance for doubtful accounts on reinsurance assets are reflected in Policyholder benefits and losses incurred within the Consolidated Statements of Income.

The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

At December 31,	2016		2015
	As	Net of	As	Net of
(in millions)	Reported	Reinsurance	Reported	Reinsurance
Liability for unpaid losses and loss adjustment expenses	$(77,077)	$(61,545)	$(74,942)	$(60,603)
Future policy benefits for life and accident and health insurance contracts	(42,204)	(41,140)	(43,585)	(42,506)
Reserve for unearned premiums	(19,634)	(16,280)	(21,318)	(18,380)
Reinsurance assets(a)	19,950		18,356

(a)  Represents gross reinsurance assets, excluding allowances and reinsurance recoverable on paid losses.

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

The following table presents short-duration insurance premiums written and earned:

	Years Ended December 31,
(in millions)	2016	2015	2014
Premiums written:
Direct	$33,970	$37,698	$39,375
Assumed	2,824	2,972	3,399
Ceded	(7,561)	(7,604)	(8,318)
Net	$29,233	$33,066	$34,456

AIG | 2016 Form 10-K                          227

ITEM 8 |  Notes to Consolidated Financial Statements |  8. Reinsurance

Premiums earned:
Direct	$34,869	$37,105	$38,707
Assumed	2,962	2,659	3,258
Ceded	(7,284)	(7,593)	(8,140)
Net	$30,547	$32,171	$33,825

For the years ended December 31, 2016, 2015 and 2014, reinsurance recoveries, which reduced losses and loss adjustment expenses incurred, amounted to $2.1 billion, $4.1 billion and $2.6 billion, respectively.

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

The following table presents premiums for our long-duration life insurance and annuity operations:

Years Ended December 31,
(in millions)	2016	2015	2014
Gross premiums	$4,732	$5,240	$4,070
Ceded premiums	(789)	(756)	(661)
Net	$3,943	$4,484	$3,409

Long-duration reinsurance recoveries, which reduced Policyholder benefits and losses incurred, were approximately $1.0 billion for both of the years ended December 31, 2016 and 2015, and $731 million for the year ended December 31, 2014.

The following table presents long-duration insurance in-force ceded to other insurance companies:

At December 31,
(in millions)	2016	2015	2014
Long-duration insurance in force ceded	$174,363	$177,025	$180,178

Long-duration insurance in-force assumed represented 0.03 percent of gross long-duration insurance in-force at December 31, 2016, and 0.04 percent at both December 31, 2015 and 2014; and premiums assumed represented 3 percent, 0.1 percent and 0.5 percent of gross premiums for the years ended December 31, 2016, 2015 and 2014, respectively.

The U.S. Life Insurance Companies manage the capital impact of their statutory reserve requirements, including those resulting from the NAIC Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) and NAIC Actuarial Guideline 38 (Guideline AXXX), through unaffiliated and affiliated reinsurance transactions. Effective July 1, 2016, one of the U.S. Life Insurance Companies entered into an agreement to cede approximately $5 billion of statutory reserves for certain whole life and universal life policies to an unaffiliated reinsurer. Effective December 31, 2016, the same life insurance subsidiary recaptured term and universal life reserves subject to Regulation XXX and Guideline AXXX, previously ceded to an affiliate, and ceded approximately $14 billion of such statutory reserves to an unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Under GAAP, these unaffiliated reinsurance transactions use deposit accounting with a reinsurance risk charge recorded in income, whereas such affiliated transactions are eliminated in consolidation. Under one affiliated reinsurance arrangement, one of the U.S. Life Insurance Companies obtains letters of credit to support statutory recognition of the ceded reinsurance. As of December 31, 2016, this subsidiary had two bilateral letters of credit totaling $450 million, which were issued on February 7, 2014 and expire on February 7, 2020. The letters of credit are subject to reimbursement by AIG Parent in the event of a drawdown. See Note 19 for additional information on the use of affiliated reinsurance for Regulation XXX and Guideline AXXX reserves.

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

AIG | 2016 Form 10-K                            228

ITEM 8 |  Notes to Consolidated Financial Statements |  8. Reinsurance

reinsurance assets with our three largest reinsurers aggregate to approximately $8.2 billion and $6.5 billion at December 31, 2016 and 2015, respectively, of which approximately $4.4 billion and $3.7 billion at December 31, 2016 and 2015, respectively, was not secured by collateral.

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

AIG | 2016 Form 10-K                          229

ITEM 8 |  Notes to Consolidated Financial Statements |  9. Deferred Policy Acquisition Costs

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

The following table presents a rollforward of DAC and VOBA:

Years Ended December 31,
(in millions)	2016	2015	2014
Balance, beginning of year	$11,115	$9,828	$9,436
Dispositions	(110)	-	-
Acquisition costs deferred	5,216	5,825	5,919
Amortization expense	(4,521)	(5,236)	(5,330)
Change in net unrealized gains (losses) on securities	(259)	848	(360)
Other, including foreign exchange	72	(150)	163
Reclassified to Assets held for sale	(471)	-	-
Balance, end of year*	$11,042	$11,115	$9,828
Supplemental Information:
VOBA amortization expense included in DAC amortization	40	64	17
VOBA, end of year included in DAC balance	393	453	510

*    Net of reductions in DAC of $842 million, $583 million, and $1.4 billion at December 31, 2016, 2015 and 2014, respectively, related to the effect of net unrealized gains and losses on available for sale securities (shadow DAC).

The percentage of the unamortized balance of VOBA at December 31, 2016 expected to be amortized in 2017 through 2021 by year is: 8.6 percent, 7.9 percent, 7.2 percent, 6.8 percent and 6.2 percent, respectively, with 63.3 percent being amortized after five years.

AIG | 2016 Form 10-K                            230

ITEM 8 |  Notes to Consolidated Financial Statements |  9. Deferred Policy Acquisition Costs

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization Vehicles	Structured Investment Vehicle	Affordable Housing Partnerships	Other	Total
December 31, 2016
Assets:
Bonds available for sale	$-	$10,233	$-	$-	$-	$10,233
Other bond securities	-	4,858	266	-	5	5,129
Mortgage and other loans receivable	1	1,442	-	-	104	1,547
Other invested assets	1,052	321	-	2,821	28	4,222
Other(a)	365	1,104	50	384	92	1,995
Total assets(b)	$1,418	$17,958	$316	$3,205	$229	$23,126
Liabilities:
Long-term debt	$444	$771	$56	$1,696	$6	$2,973
Other(d)	224	203	1	211	38	677
Total liabilities	$668	$974	$57	$1,907	$44	$3,650
December 31, 2015
Assets:
Bonds available for sale	$-	$10,309	$-	$-	$15	$10,324
Other bond securities	-	5,756	387	-	24	6,167
Mortgage and other loans receivable	1	1,960	-	-	132	2,093
Other invested assets	489	477	-	2,608	24	3,598
Other(a)	29	1,349	94	293	159	1,924
Total assets(b)	$519	$19,851	$481	$2,901	$354	$24,106

AIG | 2016 Form 10-K                          231

ITEM 8 |  Notes to Consolidated Financial Statements |  10. Variable Interest Entities

Liabilities:
Long-term debt	$-	$1,025	$53	$1,513	$6	$2,597
Other(d)	34	236	1	214	71	556
Total liabilities	$34	$1,261	$54	$1,727	$77	$3,153

(a)   Comprised primarily of Short-term investments and Other assets at December 31, 2016 and 2015.

(b)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  At December 31, 2016 and 2015, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $106 million and $131 million, respectively.

(d)  Comprised primarily of Other liabilities and Derivative liabilities, at fair value, at December 31, 2016 and 2015.

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(a)	Sheet		Total
December 31, 2016
Real estate and investment entities(d)	$409,087	$11,015	$2,115		$13,130
Affordable housing partnerships	4,709	785	-		785
Other	2,869	314	1,045	(b)	1,359
Total(c)	$416,665	$12,114	$3,160		$15,274
December 31, 2015
Real estate and investment entities(d)	$21,951	$3,072	$398		$3,470
Affordable housing partnerships	5,255	774	-		774
Other	1,110	215	1,000	(b)	1,215
Total	$28,316	$4,061	$1,398		$5,459

(a)  At December 31, 2016 and 2015, $11.7 billion and $3.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

Securitization Vehicles

We created certain VIEs that hold investments, primarily in investment-grade debt securities and loans, and issued beneficial interests in these investments.  The majority of these beneficial interests are owned by our insurance operations and we maintain the power to direct the activities of the VIEs that most significantly impact their economic performance and bear the obligation to absorb losses or receive benefits from the entities that could potentially be significant to the entities.  Accordingly, we consolidate these entities and those beneficial interests issued to third-parties are reported as Long-term debt. Total assets of consolidated securitization vehicles are $18.0 billion, of which $17.3 billion represents amounts owed to Parent or its subsidiaries.

AIG | 2016 Form 10-K                            232

ITEM 8 |  Notes to Consolidated Financial Statements |  10. Variable Interest Entities

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

Derivatives, with the exception of embedded derivatives, are reported at fair value in the Consolidated Balance Sheets in Other assets and Other liabilities. Embedded derivatives are generally presented with the host contract in the Consolidated Balance Sheets. A bifurcated embedded derivative is measured at fair value and accounted for in the same manner as a free standing derivative contract. The corresponding host contract is accounted for according to the accounting guidance applicable for that instrument. See Notes 5 and 14 herein for additional information on embedded derivatives.

AIG | 2016 Form 10-K                          233

ITEM 8 |  Notes to Consolidated Financial Statements |  11. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2016				December 31, 2015
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$175	$-	$782	$11	$301	$1	$725	$2
Foreign exchange contracts	3,527	385	2,602	184	2,903	207	914	56
Equity contracts	-	-	113	7	-	-	121	23
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	51,030	2,328	44,211	3,066	45,846	3,161	65,733	2,197
Foreign exchange contracts	9,468	935	7,674	1,185	9,472	559	8,900	1,148
Equity contracts	14,060	305	8,633	12	6,656	177	5,028	45
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts(b)	4	2	861	331	4	3	1,289	508
Other contracts(c)	37,633	22	62	6	37,586	23	203	69
Total derivatives, gross	$115,897	$3,977	$64,938	$4,802	$102,768	$4,131	$82,913	$4,048
Counterparty netting(d)		(1,265)		(1,265)		(1,268)		(1,268)
Cash collateral(e)		(903)		(1,521)		(1,554)		(760)
Total derivatives on
consolidated balance sheets(f)		$1,809		$2,016		$1,309		$2,020

(a)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)  As of December 31, 2016 and 2015, included CDSs on super senior multi-sector CDOs with a net notional amount of $0.8 billion and $1.1 billion (fair value liability of $308 million and $483 million), respectively. The expected weighted average maturity as of December 31, 2016 is six years. Because of long-term maturities of the CDSs in the portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the portfolio. As of December 31, 2016 and 2015, there were no super senior corporate debt/CLOs remaining.

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)  Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes Embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated Embedded derivatives was zero at both December 31, 2016 and December 31, 2015. Fair value of liabilities related to bifurcated Embedded derivatives was $3.1 billion and $2.3 billion, respectively, at December 31, 2016 and December 31, 2015. A bifurcated Embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

Collateral posted by us to third parties for derivative transactions was $4.5 billion and $3.0 billion at December 31, 2016 and 2015, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.5 billion

AIG | 2016 Form 10-K                            234

ITEM 8 |  Notes to Consolidated Financial Statements |  11. Derivatives and Hedge Accounting

and $1.6 billion at December 31, 2016 and 2015, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the years ended December 31, 2016, 2015, and 2014 we recognized gains of $123 million, $90 million and $156 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:		Including Gains/(Losses) Attributable to:
	Hedging	Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Year ended December 31, 2016
Interest rate contracts:
Realized capital gains/(losses)	$(7)	$1	$1	$-	$(7)
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	10	-	-	10
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	294	(335)	-	(41)	-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	24	-	-	24
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	10	(11)	-	(1)	-

AIG | 2016 Form 10-K                          235

ITEM 8 |  Notes to Consolidated Financial Statements |  11. Derivatives and Hedge Accounting

Year ended December 31, 2015
Interest rate contracts:
Realized capital gains	$-	$1	$1	$-	$-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	9	-	-	9
Gain/(Loss) on extinguishment of debt	-	14	-	-	14
Foreign exchange contracts:
Realized capital gains	202	(167)	-	32	3
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	17	-	-	17
Gain/(Loss) on extinguishment of debt	-	17	-	-	17
Equity contracts:
Realized capital gains/(losses)	(45)	45	-	-	-
Year ended December 31, 2014
Interest rate contracts:
Realized capital gains/(losses)	$1	$(2)	$-	$-	$(1)
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	43	-	-	43
Gain/(Loss) on extinguishment of debt	-	164	-	-	164
Foreign exchange contracts:
Realized capital gains/(losses)	(129)	147	-	8	10
Interest credited to policyholder
account balances	-	(3)	-	-	(3)
Other income	-	23	-	-	23
Gain/(Loss) on extinguishment of debt	-	2	-	-	2
Equity contracts:
Realized capital gains/(losses)	(23)	22	-	(1)	-

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

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income:

	Gains (Losses)
Years Ended December 31,	Recognized in Earnings
(in millions)	2016	2015	2014
By Derivative Type:
Interest rate contracts	$(229)	$339	$851
Foreign exchange contracts	293	416	309
Equity contracts	(902)	(182)	(274)
Commodity contracts	-	(1)	(1)
Credit contracts	81	186	263
Other contracts	80	69	192
Embedded derivatives	(48)	49	(841)
Total	$(725)	$876	$499

AIG | 2016 Form 10-K                            236

ITEM 8 |  Notes to Consolidated Financial Statements |  11. Derivatives and Hedge Accounting

By Classification:
Policy fees	$80	$78	$-
Net investment income	26	26	102
Net realized capital gains (losses)	(895)	365	(219)
Other income	63	401	599
Policyholder benefits and claims incurred	1	6	17
Total	$(725)	$876	$499

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk-related contingent features that were in a net liability position at December 31, 2016 and 2015, was approximately $3.0 billion and $2.0 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2016 and 2015, was approximately $4.0 billion and $2.1 billion, respectively.

We estimate that at December 31, 2016, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB+, BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $106 million.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of December 31, 2016. Factors considered in estimating the termination payments upon downgrade include current market conditions and the terms of the respective CSA provisions. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were $4.8 billion and $5.7 billion at December 31, 2016 and 2015, respectively. These securities have par amounts of $10.1 billion and $11.2 billion at December 31, 2016 and 2015, respectively, and have remaining stated maturity dates that extend to 2052.

12. Goodwill

Goodwill  represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred.  At December 31, 2016, as a result of the 2016 segment changes, goodwill is reported within our Commercial Insurance business – Liability and Financial Lines and our Property and Special Risks operating segments, our Consumer Insurance business – Life Insurance and Personal Insurance operating segments and our Legacy Portfolio operating segment. When a business is transferred from one reporting unit to another, as occurred as part of the 2016 segment changes, goodwill from the original operating segment is allocated among reporting units based on the fair value of business transferred, relative to business retained by a reporting unit. As such, at December 31, 2016, $132 million of goodwill was re-allocated from the original reporting units to Legacy Property and Casualty Run-Off Insurance Lines and Legacy Life Insurance Run-Off Lines reporting units in the amount of $75 million and $57 million, respectively.

The impairment assessment involves an option to first assess qualitative factors to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of an operating segment is less than its carrying amount. If

AIG | 2016 Form 10-K                          237

ITEM 8 |  Notes to Consolidated Financial Statements |  12. Goodwill

the qualitative assessment is not performed, or after assessing the totality of the events or circumstances, we determine it is more likely than not that the fair value of an operating segment is less than its carrying amount, the impairment assessment involves a two-step process in which a quantitative assessment for potential impairment is performed.

If the qualitative test is not performed or if the test indicates a potential impairment is present, we estimate the fair value of each operating segment and compare the estimated fair value with the carrying amount of the operating segment, including allocated goodwill. The estimate of an operating segment’s fair value involves management judgment and is based on one or a combination of approaches including discounted expected future cash flows, market‑based earnings multiples of the unit’s peer companies, external appraisals or, in the case of reporting units being considered for sale, third‑party indications of fair value, if available. We consider one or more of these estimates when determining the fair value of an operating segment to be used in the impairment test.

If the estimated fair value of an operating segment exceeds its carrying amount, goodwill is not impaired. If the carrying value of an operating segment exceeds its estimated fair value, goodwill associated with that operating segment potentially is impaired.  The amount of impairment, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill. The implied fair value of the goodwill is measured as the excess of the fair value of the operating segment over the amounts that would be assigned to the operating segment’s assets and liabilities in a hypothetical business combination.  An impairment charge is recognized in earnings to the extent of the excess of carrying value over fair value.

Goodwill was not impaired at December 31, 2016 based on the results of the goodwill impairment test.

The following table presents the changes in goodwill by operating segment:

	Liability and	Property and	Life	Personal	Other	Legacy
(in millions)	Financial Lines	Special Risks	Insurance	Insurance	Operations	Portfolio	Total
Balance at January 1, 2014:
Goodwill - gross	$1,675	$623	$-	$2,472	$-	$182	$4,952
Accumulated impairments	(797)	(392)	-	(2,211)	-	(77)	(3,477)
Net goodwill	878	231	-	261	-	105	1,475
Increase (decrease) due to:
Acquisition	-	-	21	-	7	-	28
Other	(49)	-	-	-	-	-	(49)
Balance at December 31, 2014:
Goodwill - gross	1,626	623	21	2,472	7	182	4,931
Accumulated impairments	(797)	(392)	-	(2,211)	-	(77)	(3,477)
Net goodwill	829	231	21	261	7	105	1,454
Increase (decrease) due to:
Acquisition	-	96	55	-	20	37	208
Other	(50)	-	1	-	-	-	(49)
Balance at December 31, 2015:
Goodwill - gross	1,576	719	77	2,472	27	219	5,090
Accumulated impairments	(797)	(392)	-	(2,211)	-	(77)	(3,477)
Net goodwill	779	327	77	261	27	142	1,613
Increase (decrease) due to:
Dispositions	-	(12)	-	-	-	-	(12)
Other	(137)	67	-	-	-	(3)	(73)
Balance at December 31, 2016:
Goodwill - gross	1,439	774	77	2,472	27	216	5,005
Accumulated impairments	(797)	(392)	-	(2,211)	-	(77)	(3,477)
Net goodwill	$642	$382	$77	$261	$27	$139	$1,528

AIG | 2016 Form 10-K                            238

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

13. Insurance Liabilities

Liability for Unpaid Losses and Loss Adjustment Expenses (Loss Reserves)

Loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses (IBNR), less applicable discount. We regularly review and update the methods used to determine loss reserve estimates. Any adjustments resulting from this review are reflected currently in pre-tax income. Because these estimates are subject to the outcome of future events, changes in estimates are common given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.8 billion and $12.6 billion at December 31, 2016 and 2015, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim.  Thus, these recoverable amounts represent a credit exposure to us.  At December 31, 2016 and 2015, we held collateral of approximately $9.7 billion and $9.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements.

The following table presents the roll forward of activity in Loss Reserves:

Years Ended December 31,
(in millions)	2016	2015	2014
Liability for unpaid loss and loss adjustment expenses, beginning of year	$74,942	$77,260	$81,547
Reinsurance recoverable	(14,339)	(15,648)	(17,231)
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	60,603	61,612	64,316
Foreign exchange effect	(463)	(1,429)	(1,061)
Dispositions(a)	(1,058)	-	-
Changes in net liability for unpaid losses and loss adjustment expenses due to
retroactive asbestos reinsurance transaction	-	20	141
Total	59,082	60,203	63,396
Losses and loss adjustment expenses incurred:
Current year	20,232	20,308	21,279
Prior years, excluding discount	5,788	4,119	703
Prior years, discount charge (benefit)	(422)	(71)	478
Total losses and loss adjustment expenses incurred	25,598	24,356	22,460
Losses and loss adjustment expenses paid*:
Current year	(5,825)	(5,751)	(6,358)
Prior years	(16,908)	(18,205)	(17,886)
Total losses and loss adjustment expenses paid	(22,733)	(23,956)	(24,244)
Reclassified to liabilities held for sale(b)	(402)	-	-
Liability for unpaid loss and loss adjustment expenses, end of year:
Net liability for unpaid losses and loss adjustment expenses	61,545	60,603	61,612
Reinsurance recoverable	15,532	14,339	15,648
Total	$77,077	$74,942	$77,260

(a) Includes amounts related to dispositions through the date of disposition.  Includes sale of UGC and Ascot.

(b) Represents loss reserves included in our pending sale of  certain of our insurance operations to Fairfax.  Upon consummation of the sale, we may retain a portion of these reserves through reinsurance arrangements.

AIG | 2016 Form 10-K                          239

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

During 2016, we recognized adverse prior year loss reserve development of $5.8 billion. This adverse development was primarily a result of the following:

•     Higher than expected losses emerging across several casualty product lines, especially in the recent accident years (generally, 2011 to 2015) driven by increased frequency and severity of claims. This recent accident year loss emergence caused us to increase loss development factors applied across many accident years.

•     Loss development factors including workers compensation tail factors, also increased due to an observed lengthening of loss reporting patterns relative to prior expectations.

•     Increases in loss trend assumptions to reflect the latest observed increases in frequency and severity and the impact of these increased loss trends on expected loss ratios.

•     Changes in weights we apply to the various actuarial methods to better align with updated trends.

The Loss Development Tables below include loss development data by our major lines of business for the last 10 accident years. The drivers of prior year development are discussed following each of the Loss Development Tables.

Loss Development

The table below presents the reconciliation of the net incurred and paid claims development in the following tables to Loss Reserves in the Consolidated Balance Sheets for the year ended December 31, 2016:

	Net liability for unpaid losses and loss adjustment expenses as presented in the disaggregated tables below	Reinsurance recoverable on unpaid losses and loss adjustment expenses included in the disaggregated tables below	Gross liability for unpaid losses and loss adjustment expenses
(in millions)
Commercial Insurance:
Liability and Financial Lines
U.S. Workers' compensation (before discount)	$13,069	$2,879	$15,948
U.S. Excess casualty	8,749	1,115	9,864
U.S. Other casualty	8,746	3,209	11,955
U.S. Financial lines	6,102	1,195	7,297
Europe Casualty and Financial lines	5,587	1,313	6,900
Total Liability and Financial Lines	42,253	9,711	51,964
Property and Special Risks:
U.S. and Europe	5,913	1,596	7,509
Total Property and Special Risks	5,913	1,596	7,509
Total Commercial Insurance	48,166	11,307	59,473
Consumer - Personal insurance
U.S., Europe and Japan	3,454	377	3,831
Total Consumer - Personal Insurance	3,454	377	3,831
Legacy Portfolio - Run-Off Property
and Casualty Insurance Lines
U.S. Long Tail Insurance lines (before discount)	5,967	1,679	7,646
Total Legacy Portfolio Run-Off Property and
Casualty Insurance Lines	5,967	1,679	7,646
Total	$57,587	$13,363	$70,950
Other Reconciling Items
Discount on workers compensation lines			(3,570)
Other product lines			6,192
Unallocated loss adjustment expenses			3,505
Total			$77,077

AIG | 2016 Form 10-K                            240

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Loss Development Information

The following is information about incurred and paid loss developments as of December 31, 2016, net of reinsurance. The cumulative number of reported claims, the total of IBNR liabilities and expected development on reported loss included within the net incurred loss amounts are presented in the following section.

Reserving Methodology

We use a combination of methods to project ultimate losses for both long-tail and short-tail exposures, which include:

•     Paid Development method: The Paid Development method estimates ultimate losses by reviewing paid loss patterns and selecting paid ultimate loss development factors. These factors are then applied to paid losses by applying them to accident years, with further expected changes in paid loss. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.

•     Incurred Development method: The Incurred Development method is similar to the Paid Development method, but it uses case incurred losses instead of paid losses. Since this method uses more data (case reserves in addition to paid losses) than the Paid Development method, the incurred development patterns may be less variable than paid development patterns.

•     Expected Loss Ratio method: The Expected Loss Ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. This method may be useful if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses.

•     Bornhuetter-Ferguson method: The Bornhuetter-Ferguson method using premiums and paid losses is a combination of the Paid Development method and the Expected Loss Ratio method where the weights given to each method is the reciprocal of the loss development factor. This method normally determines expected loss ratios similar to the method used for the Expected Loss Ratio method. The Bornhuetter-Ferguson method using premiums and incurred losses is similar to the Bornhuetter-Ferguson method using premiums and paid losses except that it uses case incurred losses.

•     Average Loss method: The Average Loss method multiplies a projected number of ultimate claims by an estimated ultimate severity average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve categories where loss development patterns are inconsistent or too variable to be relied on exclusively.

In updating our loss reserve estimates, we consider and evaluate inputs from many sources, including actual claims data, the performance of prior reserve estimates, observed industry trends, our internal peer review processes, including challenges and recommendations from our Enterprise Risk Management group, as well as the views of third party actuarial firms. We use these inputs to improve our evaluation techniques, and to analyze and assess the change in estimated ultimate loss for each accident year by product line. Our analyses produce a range of indications from various methods, from which we select our best estimate.

In determining the actual carried loss reserves, we consider both the internal actuarial best estimate and numerous other internal and external factors, including:

•     an assessment of economic conditions, including real GDP growth, inflation, employment rates or unemployment duration, stock market volatility and changes in corporate bond spreads;

•     changes in the legal, regulatory, judicial and social environment, including changes in road safety, public health and cleanup standards;

•     changes in medical cost trends (inflation, intensity and utilization of medical services) and wage inflation trends;

•     underlying policy pricing, terms and conditions including attachment points and policy limits;

•     claims handling processes and enhancements;

•     third-party claims reviews that are periodically performed for key classes of claims such as toxic tort, environmental and other complex casualty claims;

•     third-party actuarial reviews that are periodically performed for key classes of business;

•     input from underwriters on pricing, terms, and conditions and market trends; and

•     changes in our reinsurance program, pricing and commutations.

The following factors are relevant to the loss development information Included in the tables below:

•     Table Organization: The tables are organized by accident year and include policies written on an occurrence and claims- made basis. Financial Lines business is primarily written on a claims-made basis, while the majority of the Liability business is written on

AIG | 2016 Form 10-K                          241

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

an occurrence basis. Primarily, all short-tail lines in Property and Special Risks and Personal Insurance are written on an occurrence basis.

•     Groupings:   We believe our groupings have homogenous risk characteristics with similar development patterns and would generally be subject to similar trends. As an example, we separated U.S. business from non-U.S.  business for long-tail classes because the claims for these two product lines can be substantially different, and we only produced a table for Europe, which is the largest region in our non-U.S. portfolio for non-U.S. long-tail business.

•     Reinsurance:   Our reinsurance program varies by exposure type and may change from year to year. This may affect the comparability of the data presented in our tables.

•     Incurred but not reported liabilities (IBNR):  We include development from past reported losses in IBNR.

•     Data excluded from tables: Information with respect to accident years older than ten years is excluded from the development tables. Unallocated loss adjustment expenses are also excluded.

•     Foreign exchange: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rate at December 31, 2016.  Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.

•     Claim counts: We consider a reported claim to be one claim for each claimant or feature for each loss occurrence. Claims relating to losses that are 100 percent reinsured are excluded from the reported claims in the tables below.  Reported claims for losses from assumed reinsurance contracts are not available and hence not included in the reported claims.

•     There are limitations that should be considered on the reported claim count data in the tables below, including:

-       Claim counts are presented only on a reported (not an ultimate) basis;

-       The tables below include lines of business and geographies at a certain aggregated level which may indicate different frequency and severity trends and characteristics, and may not be as meaningful as the claim count information related to the individual products within those lines of business and geographies;

-       Certain lines of business  are more likely to be subject to occurrences involving multiple claimants and features, which can distort measures based on the reported  claim counts in the table below; and.

-       Reported claim counts are not adjusted for ceded reinsurance, which may distort the measure of frequency or severity.

Supplemental Information: The information about incurred and paid loss development for all periods preceding year ended December 31, 2016 and the related historical claims payout percentage disclosure is unaudited and is presented as supplementary information.

The following tables present undiscounted, incurred and paid losses and allocated loss adjustment expenses by accident year, on a net basis after reinsurance, for 10 years:

U.S. Workers' Compensation

During 2016, we recognized $1.9 billion of adverse prior year development primarily due to increased tail factors and loss development factors.  The net earned premium has declined by approximately 72% from accident year 2007 to accident year 2016.  The proportion of large deductible business has increased which has slowed the reporting pattern of claims.

AIG | 2016 Form 10-K                            242

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2007	$4,505	$4,441	$4,414	$4,544	$4,528	$4,513	$4,469	$4,379	$4,395	$4,548	$153	$392	225,243
2008		4,114	4,184	4,422	4,425	4,471	4,398	4,385	4,398	4,547	149	504	198,597
2009			3,466	3,633	3,608	3,666	3,639	3,616	3,606	3,733	127	547	147,209
2010				2,706	3,049	3,125	3,148	3,211	3,214	3,311	97	550	132,987
2011					2,901	2,953	3,091	3,158	3,113	3,152	39	521	124,486
2012						2,382	2,194	2,286	2,260	2,334	74	571	70,426
2013							1,932	1,880	1,950	2,060	110	645	46,175
2014								1,729	1,764	1,916	152	807	39,000
2015									1,708	1,864	156	1,027	34,241
2016										1,299		965	25,164
Total										$28,764	$1,057
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(19,124)	-
Liabilities for losses and loss adjustment expenses and prior year development before 2007, net of reinsurance										3,429	850
Unallocated loss adjustment expense prior year development										-	13
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$13,069	$1,920

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$926	$1,856	$2,452	$2,844	$3,122	$3,359	$3,577	$3,665	$3,773	$3,855
2008		785	1,678	2,252	2,655	3,044	3,272	3,476	3,609	3,707
2009			630	1,328	1,756	2,120	2,390	2,621	2,780	2,887
2010				550	1,093	1,537	1,855	2,126	2,288	2,426
2011					519	1,129	1,561	1,884	2,129	2,285
2012						415	804	1,089	1,272	1,440
2013							282	619	879	1,067
2014								231	558	786
2015									234	524
2016										147
Total										$19,124

Reserving Process and Methodology

U.S. Workers’ Compensation is an extremely long-tail line of business, with loss emergence extending for decades.   We generally use a combination of loss development methods, frequency/severity and expected loss ratio methods for workers’ compensation.

Many of our primary casualty policies contain risk-sharing features, including high deductibles, self-insured retentions or retrospective rating features, in addition to a traditional insurance component. These risk-sharing programs generally are large and complex, comprising multiple products, years and structures, and are subject to amendment over time. We group guaranteed cost and excess of deductible business separately and then further by state and industry subset to the extent that meaningful differences are determined to exist. We also separately analyze certain subsets of the portfolio that have unique characteristics (e.g., U.S. government sub-contractor accounts and construction wrap-up business).  For excess of deductible business, we also segment by size of deductible and whether the claim is handled by AIG or an outside third party administrator (TPA).

For guaranteed cost business, expected loss ratio methods generally are given significant weight only in the most recent accident year. Workers’ compensation claims are generally characterized by high frequency, low severity, and relatively consistent loss development from one accident year to the next. We historically have been a leading writer of workers’ compensation, and thus have sufficient volume of claims experience to use development methods. We generally segregate California (CA) and New York (NY) businesses from the other states to reflect their different development patterns and changing percentage of the mix by state.   The

AIG | 2016 Form 10-K                          243

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

claims development tables above are impacted by two other significant initiatives, which offset each other.   In recent years, we instituted claims strategy changes and loss mitigation efforts to accelerate settlements, which we believe results in an overall reduction in claim costs. This strategy resulted in an increase in paid losses along the latest diagonals relative to prior years. In addition, we have been reducing premium volume in recent years and shifting a greater proportion of business to insured risk retention structures such as high deductible policies. These mix and volume changes slowed paid and incurred development since excess of deductible claims will typically take longer to emerge and settle.

Expected loss ratio methods for business written in excess of a deductible may be given significant weight in the most recent five accident years. In the current analysis, we have increased our tail factor estimates for states other than NY and CA for guaranteed cost business in recognition of longer medical development patterns that we have been seeing in recent years. In addition, we have reflected increases in legal costs we have seen across the portfolio, particularly in California.

Additionally, over the years we have written a number of very large accounts which include workers’ compensation coverage. These accounts are generally individually priced by our actuaries, and to the extent appropriate, the indicated losses based on the pricing analysis may be used to record the initial estimated loss reserves for these accounts.

Prior Year Development

During 2016, we recognized $1.9 billion of adverse prior year development in primary workers’ compensation coverages primarily driven by the risk sharing programs where we provide coverage in excess of large deductibles.   For this excess of large deductible business, in 2016, we observed actual loss emergence and development at significantly greater levels than expected based on our previous experience in particular from losses in excess of $1 million. Since these policies respond to larger claims, the loss reporting pattern is much longer than observed in guaranteed cost workers’ compensation and it takes several years to discern credible changes in the pattern. Furthermore, implementation of claims settlement and loss mitigation strategies over the past several years has made the recent evaluation of data more challenging as historical development patterns may not yet fully reflect these claim and mitigation activities.  During 2016, we refined our actuarial methodology by  combining data  across previously segregated underwriting portfolios to improve our ability to analyze the loss development trends and patterns that had been altered by the mix, claims handling and loss mitigation changes we have made during the last 5 years. We also developed further segmentations by deductible size and other key parameters, such as claims handled by third party administrator’s (TPA) staff and not our claims department. As a result, we determined that the loss emergence patterns had changed and lengthened significantly from our prior expectation and therefore, we increased our loss development factors.

In addition, for workers’ compensation policies with no deductibles (guaranteed cost), we increased our tail factors for the all other states grouping to reflect the latest unfavorable experience in more mature accident years. This change increased the ultimate losses by approximately $440 million in 2016. We also reflected the increasing cost trends for legal and cost containment services, especially in California, as recent trends in this sector have been unfavorable.

Furthermore, in 2016, the Florida Supreme Court issued two separate rulings that have increased the potential liability for workers’ compensation claims in that state by undoing certain aspects of regulations in place since 2003. The Castellanos ruling eliminated statutory caps on claimant attorney fees in certain cases, and the Westphal ruling eliminated the 104-week limitation on temporary total disability benefits.  Also in the second quarter, the Florida Court of Appeals issued the Miles decision, declaring unconstitutional certain restrictions on claimant-paid attorney fees.  In in the second quarter 2016, we increased our workers’ compensation reserves by $100 million to reflect our estimate of the costs of these rulings on prior years’ claims.

During 2015, we increased our reserves by $234 million, primarily for accident years 2012 and prior in the U.S. Workers’ Compensation line, to reflect estimated increased losses and reduced expectations of future recoveries from our insureds through risk-sharing features. We also recognized $100 million of adverse prior year development in U.S. Workers’ Compensation coverages sold to government contractors in U.S. and non-U.S. military installations as a result of adverse loss emergence from several large accounts in the recent accident years. In addition, we reacted to the adverse emergence by increasing our expected loss ratios in recent accident years. For the remainder of the primary workers’ compensation portfolio, our 2015 analysis was based on the refined segmentation from 2014, and indicated that prior year loss reserve development was flat after taking into account the initiatives that our claim function had undertaken to manage high risk claims.

During 2014, consistent with prior year studies, we continued to refine our segmentation of primary workers’ compensation into guaranteed cost and excess of large deductible businesses by deductible size group.  The net result of the analysis was adverse development of $113 million for the primary workers’ compensation line of business. The key drivers of the adverse development in this line of business were increases for guaranteed cost business in California and New York, and increases for excess of large deductible business, as well as adverse experience in the construction line.  Our revised selections had the greatest adverse effect on the construction line of business ($140 million adverse development) and the national accounts line of business ($125 million adverse

AIG | 2016 Form 10-K                            244

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

development).  The most significant favorable effect was in the special workers’ compensation line of business ($155 million favorable development).

U.S. Excess Casualty

During 2016, we recognized $1.1 billion of adverse development in Excess Casualty driven by continued higher than expected loss emergence as detailed below. The net earned premium for Excess Casualty has declined by approximately 69% from accident 2007 to accident year 2016. The average limit of the excess casualty business has declined over this period and attachment points for certain subsets has been increasing.

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2007	$1,854	$1,820	$1,752	$2,246	$2,072	$2,232	$2,208	$2,183	$2,113	$2,194	$81	$228	6,423
2008		1,979	2,000	2,173	1,951	1,832	1,884	1,721	1,667	1,638	(29)	228	4,561
2009			1,851	1,920	1,812	1,650	1,465	1,328	1,418	1,520	102	224	3,689
2010				1,885	2,094	2,091	1,782	1,649	1,736	1,722	(14)	399	3,459
2011					1,784	1,824	1,595	1,427	1,528	1,611	83	425	3,368
2012						1,604	1,400	1,239	1,486	1,566	80	621	3,252
2013							1,096	998	1,136	1,276	140	672	2,494
2014								873	996	1,185	189	788	1,791
2015									913	1,380	467	972	1,325
2016										810		748	540
Total										$14,902	$1,099
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(7,690)	-
Liabilities for losses and loss adjustment expenses and prior year development before 2007, net of reinsurance										1,537	26
Unallocated loss adjustment expense prior year development										-	(67)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$8,749	$1,058

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$8	$102	$301	$732	$1,085	$1,402	$1,613	$1,712	$1,796	$1,857
2008		11	97	439	667	842	954	1,061	1,172	1,226
2009			8	69	249	449	624	788	965	1,175
2010				10	197	475	654	795	946	1,052
2011					5	63	225	387	716	921
2012						3	106	288	495	649
2013							15	105	206	386
2014								3	70	211
2015									9	196
2016										17
Total										$7,690

Reserving Process and Methodology

U.S. Excess Casualty policies tend to attach at a high layer above underlying policies, which causes the loss development pattern to be lagged significantly. Many of the claims notified to the excess layers are closed without payment because the claims never reach our layer as a result of high deductibles and other underlying coverages, while the claims that reach our layer and close with payment can be large and highly variable in terms of reported timing and amount. For a portion of this business, the underlying primary policies are issued by other insurance companies, which can limit our access to relevant information to help inform our judgments as the loss events evolve and mature.

AIG | 2016 Form 10-K                          245

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

We generally use a combination of loss development methods and expected loss ratio methods for excess casualty product lines. We segment our analysis between automobile-related claims and non-automobile  claims, due to the shorter-tail nature of the automobile claims. We then further segment the non-automobile claims for certain latent exposures such as construction defects and mass torts where losses have unique emergence patterns. Mass tort claims in particular may develop over an extended period of time and impact multiple accident years when they emerge. The more standard types of claims are then separately analyzed based on attachment point bands, to recognize that the impact of the level of the attachment point can significantly impact the delay in loss reporting and development.  In our analyses, losses capped at $10 million were first analyzed using traditional loss development and expected loss ratio methods and then this estimate was used to derive the expected loss estimate for losses above $10 million reflecting the expected relationships between the layers, reflecting the attachment point and limit.

Expected loss ratio methods are generally used for at least the three latest accident years, due to the relatively low credibility of the reported losses. The loss experience is generally reviewed separately by attachment point. The expected loss ratios used for recent accident years are based on the projected ultimate loss ratios for older years adjusted for rate changes and loss trend.

Prior Year Development

During 2016, we recognized $1.1 billion of adverse development driven by continued higher than expected loss emergence due to increased frequency and severity in recent accident years for both automobile and general liability claims. Approximately $250 million of the adverse development is attributable to a cohort of commercial automobile claims identified in 2015 which continued to increase in severity in 2016 beyond what was observed or reasonably expected in 2015. The most significant increases in incurred losses were for accident years 2011 and subsequent. In particular, the frequency and severity of loss events for accident years 2011 and subsequent showed a significant step change from accident years 2010 and prior. We therefore gave limited credibility to accident year 2010 and prior in selecting our expected loss ratios for 2011 and subsequent accident years due to this shift in loss patterns that is now more evident and credible after examining 2016 data. As a result of the continued adverse emergence, we have increased our loss trend assumptions for general liability and automobile and increased our expected loss ratios for the most recent four accident years.

During 2015, U.S. Excess Casualty experienced $1.4 billion of adverse development largely driven by worse than expected loss emergence reported in 2015. This increase was largely driven by adverse emergence in both general liability and umbrella auto liability, reflecting worsening trends in the number and nature of high severity losses. Approximately $411 million of the adverse development is related to automobile liability. Based on the adverse emergence we updated our assumptions about loss severity, loss development patterns and expected loss ratios for the most recent accident years. We have seen an increasing trend in the frequency of high severity claims, especially in the umbrella automobile liability portfolio. We also observed deterioration in certain class action claims that have complex coverage uncertainties and high limits characterized by increases in new claims and/or demands reported in 2015 and progress towards potential settlements, which have further informed our actuarial projections of ultimate losses for these types of claims.  These types of claim classes have the longest emergence period within the excess casualty class and can impact multiple accident years, and are therefore inherently more volatile.  In addition, we also increased losses associated with bad-faith claims by approximately $120 million reflecting an increase in recent settlements.

During 2014, U.S. Excess Casualty experienced $106 million of favorable development largely driven by savings on a few large claims. In our excess umbrella analysis in 2014, our revised segmentation led to lower 2005 and subsequent accident year estimates for non-mass tort claims where we expect underwriting actions and reductions in policy limits to have a favorable effect on ultimate losses from accident years 2007 to 2013 in particular. This was entirely offset by higher selected ultimate losses for accident years 2004 and prior as a result of updated loss development patterns for mass tort claims which we segmented separately from the non-ultimate loss ratios of prior years, adjusted for rate changes, estimated loss cost trends and all other changes that can be quantified.

U.S. Other Casualty

U.S Other Casualty includes general liability, commercial auto and medical malpractice.

We recognized $1.6 billion of adverse development in Other Casualty as a result of increased frequency and severity in all three product lines. The net earned premium for Other Casualty has declined by approximately 59% from accident year 2007 to accident year 2016.

AIG | 2016 Form 10-K                            246

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2007	$2,892	$2,633	$2,615	$2,736	$2,770	$2,805	$2,787	$2,774	$2,846	$2,874	$28	$166	102,070
2008		2,886	2,693	2,757	2,821	2,901	2,903	3,007	3,074	3,113	39	274	116,937
2009			2,343	2,445	2,513	2,509	2,624	2,745	2,807	2,791	(16)	151	89,845
2010				2,037	2,016	2,160	2,109	2,258	2,301	2,420	119	329	95,749
2011					1,970	2,222	2,321	2,458	2,601	2,639	38	381	74,916
2012						1,866	2,049	2,172	2,183	2,325	142	381	41,586
2013							1,580	1,702	1,882	2,116	234	570	36,174
2014								1,695	1,677	1,920	243	749	33,677
2015									1,274	1,607	333	909	29,372
2016										1,280		1,044	19,774
Total										$23,085	$1,160
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(15,844)	-
Liabilities for losses and loss adjustment expenses and prior year development before 2007, net of reinsurance										1,505	287
Unallocated loss adjustment expense prior year development											116
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$8,746	$1,563

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$386	$773	$1,206	$1,621	$1,974	$2,244	$2,377	$2,422	$2,525	$2,577
2008		277	711	1,171	1,691	2,039	2,316	2,506	2,651	2,755
2009			378	770	1,180	1,577	1,929	2,168	2,314	2,534
2010				279	578	902	1,275	1,557	1,741	1,889
2011					235	726	1,109	1,488	1,822	2,048
2012						382	712	1,002	1,349	1,644
2013							169	553	918	1,206
2014								204	566	816
2015									93	303
2016										72
Total										$15,844

Reserving Process and Methodology

U.S. Other Casualty includes general liability, automobile liability, environmental, and medical malpractice lines of business. These lines of business are all long-tail in nature and while somewhat diverse in terms of exposures, these lines are often subject to similar trends. These lines are often significantly impacted by the underwriting cycle and external judicial trends. Many of our policies contain risk-sharing features, including high deductibles, self-insured retentions or retrospective rating features, in addition to a traditional insurance component. These risk-sharing programs generally are large and complex, comprising multiple products, years and structures, and are subject to amendment over time.

We generally use a combination of loss development methods, frequency/severity and expected loss ratio methods for primary general liability or products liability product lines. We also supplement the standard actuarial techniques by using evaluations of the ultimate losses on unusual claims or claim accumulations by external specialists on those subsets of claims. The segmentation of the data reflects state differences, industry groups, deductible/non-deductible programs and type of claim.

We segment our analysis by line of business and key coverage structures (claims-made vs. occurrence, large deductible policies, retrospective-rated policies, captives, etc.). Additionally, certain subsets, such as construction defect for general liability, trucking policies for auto liability and hospital policies for medical malpractice and underground storage tanks for environmental are generally reviewed separately from business in other subsets.  We continually refine our loss reserving techniques for the domestic primary

AIG | 2016 Form 10-K                          247

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

casualty product lines and adopt further segmentations based on our analysis of the differing emerging loss patterns for certain subsets of insureds. Due to the long-tail nature of general liability business, and the many subsets that are reviewed individually, there is less credibility given to the reported losses and increased reliance on expected loss ratio methods for recent accident years.

For certain product lines with sufficient loss volume, loss development methods may be given significant weight for all but the most recent one or two accident years. For smaller or more volatile subsets of business and excess of a large deductible business, loss development methods may be given limited weight for the five or more recent accident years. Expected loss ratio methods are used for the more recent accident years for these subsets. The loss experience for primary general liability business is generally reviewed at a level that is believed to provide the most appropriate data for reserve analysis. For other subsets, such as environmental, we utilize a combination of claim analysts’ loss projections and actuarial methods estimate ultimate losses.

Expected loss ratio methods are generally given significant weight only in the most recent accident year, except for excess of large deductible business, in which expected loss ratio methods may receive weight for several of the most recent accident years. In recent years, the impact of the increase in the frequency of severe claims was projected in the accident years where it was most prevalent. The resulting increase in ultimate loss projections and loss ratios for those years impacted subsequent years through loss development factors and prior expected loss ratio assumptions.

Prior Year Development

Primary general liability. In 2016, we increased our ultimate loss estimates for prior accident years by $754 million.  We increased our assumptions about loss development and expected loss ratios based on the adverse actual versus expected loss emergence driven by increases in severity, especially in the risk-sharing excess of deductible programs. In addition, our segmentation separately evaluated key structural drivers recently identified in the data. As a result, we noted the adverse development that was driven by construction defect claims which continue to increase in severity and which exhibit continued higher development at later ages than previously observed. We also identified and separately analyzed in 2016 certain mass tort claims and increased reserves for such claims due to their much longer claim emergence and loss development patterns than previously observed.

For primary general liability in 2015, we increased our ultimate loss estimates for prior accident years by $172 million largely related to coverage sold to the construction sectors as we reacted to adverse loss emergence throughout the year, by changing our assumptions about loss development and expected loss ratios. For construction, the adverse development was driven by construction defect claims. The construction class was re-underwritten to reduce New York and U.S. residential exposures.

Primary commercial auto liability. In 2016, we continued to observe increases in both the frequency and severity of claims occurring in accident years since the recent U.S. economic downturn. These claims have significantly outpaced both our accident year loss ratio assumptions made in 2015 and the pricing rate increases implemented during the same period. As a result, we recognized $352 million of adverse development during 2016 as we increased the expected loss ratios for recent accident years to reflect continued market deterioration in the trends observed in 2016 and the higher reported losses in very recent accident years.

For primary commercial auto liability in 2015, we observed increases in both the frequency and severity of claims occurring since the recovery from the recent U.S. economic downturn, which have significantly outpaced the pricing rate increases implemented during the same period. As a result, we recognized $105 million of adverse development during 2015 as we increased the expected loss ratios for recent accident years to reflect the deteriorating trends.

For commercial auto liability in 2014, we reacted to an increase in frequency of large claims in the accident years 2010 to 2013, where the economic recovery has contributed to increased frequency and severity, especially for those claims in excess of a client deductible of $500,000, which generally take several years to emerge and settle. This led to adverse prior year loss reserve development of $156 million.

In 2015, we also reassessed the reasonableness of our primary general liability and commercial auto liability for future claim handling expenses related to existing loss reserves and updated our estimates to reflect the costs from recent investments in claims systems, processes and people with the objective of improving our ability to better manage total loss costs. We increased our reserve estimates by $214 million based on refined analyses, $100 million of which was attributable to U.S. general liability. The balance was distributed among other product lines.

Medical Malpractice.   During 2016, we recognized $428 million of adverse development in U.S. Other Casualty Medical Malpractice comprising primary and excess hospitals and nursing homes coverages.  This was in reaction to a continued increase in the frequency of unusually large claims in these classes that drove the adverse actual versus expected loss emergence observed in 2016. Based on the observed adverse emergence and its sustained levels over the last several years, we increased our expected incurred losses and loss ratios for accident years 2011 and subsequent to reflect the distinct step change in the loss ratios from accident years 2010 and prior.

AIG | 2016 Form 10-K                            248

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

During 2015, we recognized $202 million of adverse development in U.S. Other Casualty hospitals coverages driven by deteriorating loss experience in accident years 2008 and subsequent characterized by large claims in various segments including hospitals, nursing homes, and pharmaceutical and medical products liability. Based on the review of these large claims, we increased our expected loss ratios for recent accident years and classified physicians and surgeons and pharmaceutical and medical products classes into runoff.

During 2014, we recognized $57 million of adverse development in U.S. Other Casualty hospitals coverages largely driven by three large and relatively unusual claims of $25 million each in relatively recent accident years. While there have not been any significant structural changes to the portfolio, there can be material volatility in loss experience in this class of business where individual claims can be of high severity.

U.S. Financial Lines

We recognized $306 million of adverse development during 2016 in U.S. Financial Lines primarily due to higher than expected settlements on large claims from the financial crisis. The net earned premium for U.S. Financial Lines has decreased by approximately 12 percent from accident year 2011 to accident year 2016. The mix of business has been changing over this period as we write more cyber and Mergers and Acquisitions business, which generally report claims faster.

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2007	$1,900	$2,091	$2,079	$2,015	$2,022	$2,008	$1,964	$1,932	$1,972	$1,968	$(4)	$74	19,088
2008		1,911	2,084	2,049	1,861	1,970	1,906	1,964	2,089	2,112	23	32	21,709
2009			1,719	1,806	1,855	1,909	2,102	2,203	2,196	2,289	93	34	22,595
2010				1,576	1,526	1,420	1,381	1,373	1,470	1,485	15	46	20,126
2011					1,812	1,729	1,897	1,887	1,921	1,951	30	66	20,008
2012						1,579	1,747	1,782	1,889	1,942	53	199	20,029
2013							1,741	1,669	1,622	1,567	(55)	417	18,912
2014								1,742	1,712	1,775	63	612	17,091
2015									1,670	1,689	19	1,045	15,386
2016										1,599		1,392	14,001
Total										$18,377	$237
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(12,686)	-
Liabilities for losses and loss adjustment expenses and prior year development before 2007, net of reinsurance										411	32
Unallocated loss adjustment expense prior year development										-	37
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$6,102	$306

AIG | 2016 Form 10-K                          249

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$61	$413	$816	$1,184	$1,364	$1,531	$1,684	$1,748	$1,800	$1,811
2008		32	420	888	1,183	1,385	1,590	1,712	1,898	2,001
2009			129	499	887	1,273	1,614	1,839	1,968	2,075
2010				31	285	566	800	1,017	1,180	1,281
2011					165	494	886	1,210	1,529	1,749
2012						76	406	815	1,253	1,497
2013							43	333	687	949
2014								66	371	854
2015									66	393
2016										76
Total										$12,686

Reserving Process and Methodology

U.S. Financial Lines business includes Directors and Officers (D&O), Errors and Omissions (E&O), Employment Practices Liability Insurance (EPLI) and various professional liability subsets of business, as well as the fidelity book of business. This includes cyber coverage, which has been a growing and evolving portion of this portfolio. These product lines are predominantly claims-made in nature, losses are characterized by low frequency and high severity, and results are often significantly impacted by external economic conditions.

Our analysis is segmented by major coverages, such as D&O, E&O, etc. and then further segmented by major industry groups (e.g. corporate accounts, national accounts, financial institutions, private/not-for-profit etc.) We also separately review primary business from excess business for certain product lines.

We generally use a combination of loss development methods and expected loss ratio methods for D&O, E&O, EPLI, and professional liability. These product lines generally are offered on a claims-made basis, and losses are characterized by low frequency and high severity. In general, expected loss ratio methods are given more weight in the more recent accident years, whereas loss development methods are given more weight in more mature accident years. The loss development factors for the different segments differ significantly in some cases, based on specific coverage characteristics and other factors such as industry group, attachment points, and limits offered. Individual claims projections for accident years 2015 and prior are also used in the analysis. For the more mature accident years, we have generally given more weight to the incurred and legal expense loss development methods than in prior years’ reviews.

Frequency/severity methods are generally not used in isolation for these product lines as the overall losses are driven by large losses more than by claim frequency. Severity trends have varied significantly from accident year to accident year and care is required in analyzing these trends by claim type. We also give weight to claim department ground-up projections of ultimate loss on a claim by claim basis as these may be more predictive of ultimate loss values, especially for older accident years.

We generally use loss development methods for fidelity exposures for all but the latest accident year. We also use claim department projections of the ultimate value of each reported claim to supplement and inform the standard actuarial approaches and some weight is given to this method in the more recent accident years. For surety exposures, we generally use the same method as for short-tail classes whereby frequency/severity methods, loss development methods, and IBNR factor methods are used alone or in combination to set reserves.

Expected loss ratio methods are also given weight for the more recent accident years. IBNR factor methods are used, when the nature of losses is low frequency/high severity. The IBNR factors, when applied to earned premium, generate the ultimate expected losses (or other exposure measure) yet to be reported. The factors are determined based on prior accident quarters’ loss costs adjusted to reflect current cost levels and the historical emergence of those loss costs. The factors are continually reevaluated to reflect emerging claim experience, rate changes or other factors that could affect the adequacy of the IBNR factor being employed.

Prior Year Development

During 2016, we recognized $306 million of adverse development as we reacted to the adverse actual versus expected in 2016 driven by higher than expected settlements on several large claims from the financial crisis for accident years 2006 to 2010, as well as adverse emergence of errors and omissions losses relative to historical expectations.   In addition to the adverse emergence, we also updated our loss development factor assumptions, expected loss ratio assumptions and the weights given to the various methods in recent accident years.

AIG | 2016 Form 10-K                            250

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

During 2015, we recognized $502 million of adverse development driven largely by the adverse loss emergence that we saw in 2015, especially in D&O and professional liability.  In particular, we have observed greater than expected loss costs for several claims from accident years 2006 through 2010, driven by unfavorable settlements and deterioration in known claims. We also updated our loss development factor assumptions as well as expected loss ratio assumptions.

During 2014, we recognized $160 million of adverse development driven by the D&O and Related Management Liability product lines as well as the fidelity book, somewhat offset by the Professional Liability product lines in the recent accident years due to the changing economic cycle.

Europe Casualty and Financial Lines

During 2016, we recognized $355 million of adverse development in Europe Casualty and Financial Lines driven by continued higher than expected loss emergence. The net earned premium for Europe Casualty and Financial Lines has increased by approximately 8 percent from accident year 2011 to accident year 2016.

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2007	$1,047	$1,073	$1,084	$1,057	$1,094	$1,088	$1,167	$1,171	$1,178	$1,184	$6	$14	191,746
2008		1,311	1,396	1,424	1,401	1,424	1,430	1,458	1,420	1,426	6	53	238,417
2009			1,539	1,627	1,659	1,661	1,689	1,699	1,704	1,759	55	78	232,281
2010				1,300	1,258	1,255	1,277	1,218	1,252	1,250	(2)	103	265,264
2011					1,239	1,175	1,239	1,284	1,364	1,377	13	157	256,431
2012						1,074	1,041	1,005	1,081	1,146	65	172	209,632
2013							1,080	1,124	1,109	1,124	15	182	176,010
2014								1,143	1,123	1,166	43	376	164,208
2015									1,204	1,363	159	736	175,571
2016										1,407		1,029	178,185
Total										$13,202	$360
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(8,005)	-
Liabilities for losses and loss adjustment expenses and prior year development before 2007, net of reinsurance										390	(7)
Unallocated loss adjustment expense prior year development										-	2
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$5,587	$355

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$88	$297	$454	$632	$765	$846	$961	$996	$1,025	$1,067
2008		116	429	655	870	1,014	1,128	1,199	1,242	1,304
2009			125	379	645	881	1,033	1,156	1,309	1,421
2010				133	378	570	725	850	936	995
2011					127	339	507	733	868	985
2012						110	303	438	615	734
2013							95	340	493	664
2014								79	273	447
2015									74	261
2016										127
Total										$8,005

AIG | 2016 Form 10-K                          251

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Reserving Process and Methodology

Europe is our largest non-U.S. region for Liability and Financial Lines.  Europe Casualty and Financial Lines is composed of third party coverages including general liability, auto liability, D&O, professional liability and various other lines of business throughout both the UK and Continental Europe. These lines of business are all long-tail in nature and while somewhat diverse in terms of exposures, these lines are often subject to similar trends. These lines are impacted by the underwriting cycle and external judicial trends. The largest share of business is in the UK, but significant business is also written in other European countries such as Germany, France, and Italy.

We primarily segment our analysis by country and line of business. Additionally, we separately review various product lines, including excess versus primary casualty, commercial versus financial institutions management liability, and other specific programs and subsets of business.  We maintain a database of detailed historical premium and loss transactions in original currency for business written outside of the U.S. which allows our actuaries to determine loss reserves without foreign exchange distorting development.

We generally use a combination of loss development methods and expected loss ratio methods. For countries and lines of business with sufficient loss volume, loss development methods may be given significant weight for all but the most recent accident years. For smaller countries and more volatile product lines, loss development methods are typically given limited weight for recent accident years. Further, we may rely on larger data subsets in determining the loss development factors and a priori loss ratio assumptions.

In general, the loss development for long-tail lines in Europe has been more stable than the development in U.S. long-tail lines, although some underlying drivers have affected the results in a similar manner (e.g. the impact of the financial crisis in accident years 2008 and 2009).

Prior Year Development

During 2016, we recognized $355 million of adverse development for Europe Casualty and Financial Lines. Within Europe Financial Lines, we recognized $232 million of adverse development primarily from the D&O line in UK and Continental Europe as result of the adverse actual versus expected loss emergence in 2016 due to increased frequency and severity resulting from increasing litigation. In Europe Casualty we recognized $123 million of adverse development primarily from the unexpected emergence of several large excess casualty claims as well as the impact of declining interest rates that are applied to structured claims in the UK. The actual versus expected loss emergence for Europe Casualty and Financial Lines was more than expected.

During 2015, we recognized $139 million of adverse prior year development, primarily due to primary casualty and professional liability in Continental Europe and the UK. During 2015, we implemented an enhanced claims operating model in Europe which has provided our actuaries with more detailed case reserve data and analysis, enabling AIG’s actuaries to react sooner to case development than in prior years.

During 2014, we had $24 million of adverse development driven by financial lines D&O and professional lines in the UK and Continental Europe where severity emerged worse than expected.

U.S. and Europe Property and Special Risks

During 2016, we recognized $402 million of adverse prior year development in the U.S. and Europe Property and Special Risks mainly due to the U.S. program product line which is a collection of programs offering package policies to small and middle market insureds.

AIG | 2016 Form 10-K                            252

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2007	$2,259	$2,061	$2,153	$2,119	$2,087	$2,073	$2,073	$2,069	$2,072	$2,070	$(2)	$34	88,737
2008		4,114	4,360	4,318	4,276	4,225	4,169	4,140	4,132	4,124	(8)	31	95,060
2009			2,608	2,320	2,318	2,327	2,282	2,285	2,265	2,272	7	32	79,096
2010				3,014	2,747	2,687	2,710	2,716	2,684	2,692	8	25	78,713
2011					3,757	3,586	3,514	3,511	3,491	3,532	41	47	79,542
2012						4,154	4,285	4,232	4,216	4,329	113	76	71,951
2013							2,837	2,877	2,715	2,781	66	138	69,782
2014								3,307	3,154	3,244	90	235	81,948
2015									3,568	3,607	39	500	82,836
2016										3,633		921	61,956
Total										$32,284	$354
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(26,468)	-
Liabilities for losses and loss adjustment expenses and prior year development before 2007, net of reinsurance										97	6
Unallocated loss adjustment expense prior year development										-	42
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$5,913	$402

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$520	$1,294	$1,629	$1,784	$1,880	$1,930	$1,962	$1,982	$2,006	$2,007
2008		1,455	3,029	3,600	3,825	3,970	4,013	4,030	4,046	4,064
2009			661	1,438	1,780	1,985	2,097	2,156	2,184	2,206
2010				828	1,849	2,207	2,396	2,496	2,570	2,612
2011					1,049	2,400	2,924	3,134	3,284	3,370
2012						878	2,794	3,458	3,789	3,995
2013							771	1,775	2,128	2,328
2014								951	2,076	2,547
2015									1,094	2,255
2016										1,084
Total										$26,468

Reserving Process and Methodology

U.S. and Europe Property products include commercial, industrial and energy-related property insurance products and services that cover exposures to manmade and natural disasters, including business interruption. U.S. and Europe Special Risk products include aerospace, environmental, political risk, trade credit, surety and marine insurance, and various small and medium sized enterprises insurance lines.

We primarily segment our analysis by line of business (and by country for Europe business). Additionally, we separately review various subsets, including hull, cargo, and liability for marine business, aviation and satellite for aerospace business, and various other specific programs and product lines.

Frequency/severity methods, loss development methods, and IBNR factor methods are used alone or in combination to set reserves for short-tail classes such as U.S. and Europe Property.

IBNR factor methods are used when the nature of losses are low frequency/high severity. The IBNR factors, when applied to earned premium, generate the ultimate expected losses (or other exposure measure) yet to be reported. The factors are determined based on prior accident quarters’ loss costs adjusted to reflect current cost levels and the historical emergence of those loss costs. The

AIG | 2016 Form 10-K                          253

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

factors are continually reevaluated to reflect emerging claim experience, rate changes or other factors that could affect the adequacy of the IBNR factor being employed.

We generally use a combination of loss development methods and expected loss ratio methods for aviation exposures. Aviation claims are not very long-tail in nature; however, they are driven by claim severity. Thus a combination of both development and expected loss ratio methods is used for all but the latest accident year to determine the loss reserves.  Frequency/severity methods are not employed due to the high severity nature of the claims and different mix of claims from year to year.

We generally use loss development methods for fidelity exposures for all but the latest accident year. We also use claim department projections of the ultimate value of each reported claim to supplement and inform the standard actuarial approaches and some weight is given to this method in the more recent accident years. The claims staff also provides specific estimates to assist in the setting of reserves for natural catastrophe losses.

Expected loss ratio methods are used to determine the loss reserves for the latest accident year. We also use ground-up claim projections provided by our claims staff to assist in developing the appropriate reserve.

Prior Year Development

During 2016, the adverse development of $402 million was driven by our U.S. program business where we recognized $350 million of adverse prior year development due to higher than expected claim emergence in certain automobile, habitational and professional liability programs that resulted in us increasing expected loss ratios and loss development factors for several program subsets. This was partially offset by favorable prior year development in Europe Special Risk.   Property had favorable emergence of $62 million mainly driven by the Europe property segment.

During 2015, we recognized $128 million of favorable development from a number of large individual property claims.

U.S., Europe and Japan Personal Insurance

We recognized $114 million of favorable prior year development in U.S., Europe and Japan Personal Insurance mainly due to international accident and health business.

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2007	$4,662	$4,805	$4,725	$4,710	$4,729	$4,739	$4,742	$4,742	$4,745	$4,744	$(1)	$4	1,737,033
2008		4,535	4,592	4,592	4,611	4,618	4,621	4,625	4,631	4,630	(1)	9	1,851,828
2009			4,698	4,634	4,590	4,624	4,616	4,614	4,612	4,611	(1)	7	1,959,522
2010				4,819	4,826	4,846	4,836	4,838	4,832	4,832	-	13	2,215,816
2011					5,226	5,315	5,275	5,272	5,258	5,250	(8)	25	2,159,211
2012						5,135	5,028	4,998	4,956	4,943	(13)	15	2,096,881
2013							4,714	4,640	4,602	4,576	(26)	52	2,023,707
2014								4,376	4,392	4,376	(16)	126	2,008,729
2015									4,433	4,385	(48)	276	1,949,211
2016										4,426		902	1,702,448
Total										$46,773	$(114)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(43,345)	-
Liabilities for losses and loss adjustment expenses and prior year development before 2007, net of reinsurance										26	(3)
Unallocated loss adjustment expense prior year development										-	3
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$3,454	$(114)

AIG | 2016 Form 10-K                            254

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$2,867	$4,162	$4,395	$4,547	$4,628	$4,670	$4,699	$4,717	$4,727	$4,731
2008		2,781	3,958	4,275	4,432	4,511	4,557	4,584	4,596	4,608
2009			2,780	4,016	4,268	4,428	4,504	4,545	4,570	4,587
2010				2,920	4,184	4,496	4,643	4,721	4,764	4,788
2011					3,270	4,631	4,927	5,064	5,146	5,182
2012						2,868	4,333	4,624	4,774	4,858
2013							2,671	3,963	4,261	4,408
2014								2,495	3,708	4,024
2015									2,497	3,712
2016										2,447
Total										$43,345

Reserving Process and Methodology

U.S., Europe and Japan Personal Insurance lines consist of accident and health and other personal lines. Accident and health products include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations as well as a broad range of travel insurance products and services for leisure and business travelers. Other personal lines include automobile and homeowners’ insurance, extended warranty, and consumer specialty products, such as identity theft and credit card protection. Other personal insurance also provides insurance for high net worth individuals offered through AIG Private Client Group, including auto, homeowners, umbrella, yacht, fine art and collections insurance. Other personal lines are generally short-tail in nature.

We primarily segment our analysis by line of business (and by country for Europe and Japan business) and may separately review various sub-segments, such as specific accident and health products and property damage versus liability for other personal lines products.

Frequency/severity methods, loss development methods, and IBNR factor methods are used alone or in combination to set reserves for short-tail product lines such as personal property.

Frequency/severity and loss development methods are utilized for domestic personal auto product lines.

For these classes of business, reliance is placed on frequency/severity methods as claim counts emerge quickly for personal auto. Frequency/severity methods allow for more immediate analysis of resulting loss trends and comparisons to industry and other diagnostic metrics.

In general, development for U.S., Europe and Japan Personal Insurance classes has been very stable, with only modest changes in the initial selected loss ratios for this business.

Prior Year Development

During 2016, 2015 and 2014, we recognized $114 million, $47 million, and $89 million of favorable development, respectively, mainly driven by the international accident and health business.

During 2016, 2015 and 2014, we experienced favorable loss reserve development of $3 million, $10 million and $16 million, respectively, from natural catastrophes.

U.S. Run-Off Long Tail Insurance lines

During 2016, the U.S. Run-Off Long Tail Insurance Lines experienced adverse prior year development of $390 million driven by Legacy pre-1986 pollution losses and the Run-Off public entity casualty business.

AIG | 2016 Form 10-K                          255

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2007	$959	$743	$807	$801	$833	$843	$851	$859	$860	$876	$16	$55	56,148
2008		936	1,025	872	855	895	911	964	961	967	6	75	40,046
2009			543	523	532	566	621	588	584	564	(20)	91	16,213
2010				633	521	527	548	576	572	601	29	81	8,475
2011					528	538	571	635	669	678	9	88	7,776
2012						623	674	736	781	745	(36)	105	4,033
2013							477	530	585	566	(19)	152	2,483
2014								374	472	451	(21)	192	2,246
2015									434	520	86	204	2,154
2016										292		197	1,483
Total										$6,260	$50
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table
below										(4,171)	-
Liabilities for losses and loss adjustment expenses and prior year development before 2007, net of reinsurance										3,878	345
Unallocated loss adjustment expense prior year development										-	(5)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$5,967	$390

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
2007	$145	$230	$321	$431	$578	$641	$710	$751	$770	$784
2008		130	360	485	559	643	711	773	817	830
2009			38	125	220	273	354	394	414	431
2010				55	142	235	313	395	425	445
2011					19	135	253	379	442	525
2012						85	191	282	409	476
2013							86	152	258	316
2014								20	93	183
2015									34	129
2016										52
Total										$4,171

Reserving Process and Methodology

U.S. Run-Off Long Tail Insurance lines includes run-off lines for asbestos and environmental (1986 and prior), excess workers’ compensation, and other casualty coverages consisting of environmental liability, medical malpractice, and general liability.  Asbestos coverage has been excluded from AIG polices commencing in 1985. Most of AIG’s asbestos claims exposures are ceded to National Indemnity Company (NICO) under a retroactive reinsurance arrangement entered into in 2011. Many of other asbestos-related exposures are very long-tailed in nature and with exposures dating back 30 years or more.  In some cases, the exposures in the more recent years have declined since the portfolio is in run-off.

U.S. Long Tail Insurance lines - Asbestos and Environmental (1986 and prior)

We consider a number of factors and recent experience in addition to the results of both external and internal analyses, to estimate asbestos and environmental loss reserves.  We primarily base our determination of these loss reserves on a combination of ground-up and top-down analyses of historical claims and available insurance coverages.  Nonetheless, we believe that significant uncertainty remains as to our ultimate liability for asbestos and environmental claims, which is due to several factors, including:

AIG | 2016 Form 10-K                            256

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

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

Loss reserves for asbestos and environmental claims cannot be estimated using conventional reserving techniques such as those that rely on historical accident year loss development factors. The methods used to determine asbestos and environmental loss estimates and to establish the resulting reserves are continually reviewed and updated by management.

At December 31, 2016 and 2015, our net loss reserves included $670 million and $722 million, respectively, for asbestos and environmental-related claims (net of reinsurance, including retroactive reinsurance).  We cede the bulk of AIG Property Casualty’s net domestic asbestos liabilities under a 2011 retroactive reinsurance agreement with NICO with an aggregate limit of $3.5 billion. Reinsurance recoverables related to this agreement was $1.7 billion and $1.8 billion, respectively, at December 31, 2016 and 2015, respectively.  Under retroactive reinsurance accounting, contractual gains are deferred and amortized into income over the settlement period of the underlying reinsured claims. During 2016, 2015 and 2014, we recognized approximately $(53.4) million, $213 million and $(10.7) million, respectively, of additional recoveries under the NICO agreement for which the income statement benefit was deferred. The deferred gain associated with this retroactive reinsurance is $377 million and $430 million at December 31, 2016 and 2015, respectively, and is reported in Other Liabilities.  The expense related to this increase in the deferred gain liability is reported in other income/expense rather than losses incurred.

Prior Year Development

During 2016, the Legacy U.S. Runoff Property and Casualty segment recognized $390 million of adverse prior year development.

Asbestos and Environmental (1986 and prior).  In 2016, we increased gross undiscounted asbestos incurred losses by $106 million and decreased net undiscounted asbestos incurred losses by $20 million. The gross undiscounted change reflects an increase in estimates related to our accounts retroceded to NICO.  The favorable development of the net incurred losses was largely a result of higher estimated external reinsurance recoveries on our retained asbestos exposures. For environmental, we increased incurred losses by $211 million primarily due to adverse development on several large clean-up sites and related accounts as well as a result of top down actuarial analyses performed during the year.

During 2015, the reported claim activity on the assumed claims increased. We responded to this by modifying certain of our loss-reserve-related assumptions to better reflect our loss development. Additionally, we considered recent industry-wide trends regarding expanding coverage theories for liability.  In 2015, both the retained accounts and retroceded accounts ground-up reviews for asbestos were updated. As a result, we increased gross undiscounted asbestos incurred losses by $13 million and increased net undiscounted asbestos incurred losses by $164 million. The net undiscounted change reflects an increase primarily due to third party assumed reinsurance exposures. With the gross incurred loss increase less than the net incurred loss increase, the resulting ceded incurred losses were reduced. For environmental, we increased gross environmental incurred losses by $214 million and net environmental incurred losses by $117 million as a result of top down actuarial analyses performed during the year, as well as development on a large sediment site.

U.S. Excess Workers’ Compensation. The U.S. Long Tail Insurance Lines excess workers’ compensation has an extremely long tail and is one of the most challenging lines of business from a reserving perspective, particularly when the excess coverage is provided above a self-insured retention layer. The class is highly sensitive to small changes in assumptions (for example — in the rate of medical inflation or the longevity of injured workers) which can have a significant effect on the ultimate reserve cost estimate.

During 2016 and 2015, we did not experience significant development in the loss development trends. The proactive management of settlement negotiations and other claims mitigation strategies minimized the volatility observed during 2015. The nominal reduction in reserves as a result of commutations and individual claims settlement strategies amounted to $222 million in 2015 compared to $242 million in 2014.

During 2014, we updated our analyses of run-off excess workers’ compensation lines using a range of scenarios and methodologies and determined that our carried reserves were adequate after recognizing $20 million of favorable prior year development resulting from claim settlements and commutations on our assumed reinsurance business, as well as reflecting changes in estimates in our loss mitigation strategies.  We commuted several large assumed reinsurance agreements in 2014 and reduced the reserves faster than was previously expected as a result of proactive management by the run-off unit.

AIG | 2016 Form 10-K                          257

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Other Casualty Run-Off. We increased the reserves for these coverages by $190 million and $636 million during 2016 and 2015, respectively, to reflect updated assumptions about future loss development. The 2016 increase was driven by runoff public entity business where we reacted to the adverse emergence over the last year by increasing our loss development factors to reflect its own experience especially in the loss tail instead of relying on the overall excess casualty loss development factors.

Prior Year Development before 2007

The previous development tables include only accident years 2007 to 2016.  The following table summarizes development, (favorable) or unfavorable, of incurred losses and loss adjustment expenses for accident year 2006 and prior by operating segment and major class of business:

Years Ended December 31,
(in millions)	2016	2015	2014
2006 and prior accident year development by major class
of business and driver of development:
U.S. Workers Compensation	$850	$122	$158
U.S. Excess Casualty	26	476	437
U.S. Other Casualty	287	366	242
U.S. Financial Lines	32	135	(24)
Property and Special Risks	6	16	(4)
Legacy Portfolio	345	621	258
All Other	(2)	62	3
Total	$1,544	$1,798	$1,070

Claims Payout Patterns

The following table presents the historical average annual percentage claims payout on an accident year basis at the same level of disaggregation as presented in the claims development table.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Workers' compensation	15.5%	17.8%	12.6%	9.2%	7.5%	5.2%	4.4%	2.6%	2.3%	1.8%
U.S. Excess casualty	0.7	6.8	12.4	13.5	12.8	10.7	8.5	8.4	3.5	2.8
U.S. Other casualty	10.3	15.2	14.4	14.8	12.2	8.6	5.5	4.7	3.5	1.8
U.S. Financial lines	4.0	17.6	21.2	17.3	12.9	10.1	6.5	5.6	3.8	0.5
Europe Casualty and Financial lines	8.2	17.6	14.0	14.7	10.0	7.4	7.0	4.1	3.4	3.5
U.S. and Europe Property and Special Risks	28.7	37.0	14.5	7.1	4.3	2.3	1.2	0.8	0.8	-
U.S. Europe and Japan Personal insurance	58.9	27.2	6.1	3.1	1.7	0.9	0.6	0.3	0.2	0.1
U.S. Run-off Long Tail Insurance lines	10.4	15.7	15.5	12.7	11.9	7.7	5.2	4.1	1.8	1.6

Discounting of Loss Reserves

At December 31, 2016, the loss reserves reflect a net loss reserve discount of $3.6 billion, including tabular and non-tabular calculations based upon the following assumptions:

Certain asbestos claims are discounted when allowed by the regulator and when payments are fixed and determinable, based on the investment yields of the companies and the payout pattern for the claims. At December 31, 2016, the discount for asbestos reserves was fully amortized.

The tabular workers’ compensation discount is calculated based on a 3.5 percent interest rate and the mortality rate used in the 2007 U.S. Life Table.

The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations (prescribed or permitted) for each state.  For New York companies, the discount is based on a 5 percent interest rate and the companies’ own payout patterns.  In 2012, for Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a 6 percent interest rate and an industry payout pattern.  For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies.

AIG | 2016 Form 10-K                            258

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

In 2013, our Pennsylvania regulator approved use of a consistent discount rate (U.S. Treasury rate plus a liquidity premium) to all of our workers’ compensation reserves in our Pennsylvania-domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios.

In the fourth quarter of 2016, our Pennsylvania and Delaware regulators approved an updated discount rate that we applied to our workers’ compensation loss reserves for the legal entities domiciled in those states.

The discount consists of $932 million of tabular discount for workers’ compensation and $2.6 billion of non-tabular discount for workers’ compensation.  During the years ended December 31, 2016, 2015 and 2014 the benefit/(charge) from changes in discount of $422 million, $71 million and $(478) million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Consolidated Statement of Income.

The following table presents the components of the loss reserve discount discussed above:

December 31,	2016			2015
		Legacy			Legacy
		Portfolio -			Portfolio -
		Property			Property
		and Casualty			and Casualty
	U.S.	run-off		U.S.	run-off
	Liability and	Insurance		Liability and	Insurance
(in millions)	Financial Lines	Lines	Total	Financial Lines	Lines	Total
U.S. workers' compensation	$2,583	$987	$3,570	$2,177	$964	$3,141
Asbestos	-	-	-	-	7	7
Total reserve discount	$2,583	$987	$3,570	$2,177	$971	$3,148

The following table presents the net loss reserve discount benefit (charge):

Years Ended December 31,	2016			2015			2014
		Legacy			Legacy			Legacy
		Portfolio -			Portfolio -			Portfolio -
		Property			Property			Property
		and Casualty			and Casualty			and Casualty
	U.S.	run-off		U.S.	run-off		U.S.	run-off
	Liability and	Insurance		Liability and	Insurance		Liability and	Insurance
(in millions)	Financial Lines	Lines	Total	Financial Lines	Lines	Total	Financial Lines	Lines	Total
Current accident year	$177	$-	$177	$182	$-	$182	$189	$-	$189
Accretion and other
adjustments to prior
year discount	287	64	351	(262)	(74)	(336)	(35)	(235)	(270)
Effect of interest rate
changes	(58)	(48)	(106)	148	77	225	(225)	(172)	(397)
Net reserve discount
benefit (charge)	406	16	422	68	3	71	(71)	(407)	(478)
Amount transferred to run-off
insurance lines	-	-	-	(39)	39	-	-	-	-
Net change in total reserve
discount	$406	$16	$422	$29	$42	$71	$(71)	$(407)	$(478)
Comprised of:
U.S. Workers' compensation	$406	$23	$429	$29	$46	$75	$(71)	$(385)	$(456)
Asbestos	$-	$(7)	$(7)	$-	$(4)	$(4)	$-	$(22)	$(22)

During 2016, effective interest rates declined due to a decrease in the forward yield curve component of the discount rates reflecting a decline in U.S. Treasury rates along the changes in payout pattern assumptions.  This resulted in a decrease in the loss reserve discount by $106 million.

During 2015, the effective interest rate increased due to the increase in Treasury rates and credit spreads that resulted in an increase in the loss reserve discount by $225 million.

AIG | 2016 Form 10-K                          259

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

During 2014, the effective interest rate decreased due to the decrease in Treasury rates along with changes in payout pattern assumptions that resulted in a decrease in the loss reserve discount by $397 million.

On January 1, 2014, we merged two internal pooling arrangements of our U.S. Property Casualty companies into one pool, and changed the participation percentages of the pool members resulting in a reallocation of loss reserves from New York-domiciled companies to those domiciled in Pennsylvania and Delaware. As a result of these changes in the participation percentages and domiciliary states of the participants of the combined pool, we recognized a discount benefit of $110 million in the first quarter of 2014.

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

Future policy benefits also include certain guaranteed benefits of variable annuity products that are not considered embedded derivatives, primarily guaranteed minimum death benefits.  See Note 14 for additional information on guaranteed minimum death benefits.

The liability for long-duration future policy benefits has been established including assumptions for interest rates which vary by year of issuance and product, and range from approximately 0.1 percent to 14 percent. Mortality and surrender rate assumptions are generally based on actual experience when the liability is established.

Policyholder Contract Deposits

The liability for Policyholder contract deposits is primarily recorded at accumulated value (deposits received and net transfers from separate accounts, plus accrued interest credited at rates ranging from 0.2 percent to 9.0 percent at December 31, 2016, less withdrawals and assessed fees). Deposits collected on investment-oriented products are not reflected as revenues, because they are recorded directly to Policyholder contract deposits upon receipt.  Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenues.

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

Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by GICs issued to the trust by one of our Life Insurance Companies through our Institutional Markets business.

The following table presents Policyholder contract deposits by product line:

At December 31,
(in millions)	2016	2015
Policyholder contract deposits:
Fixed Annuities	$51,278	$52,103
Group Retirement	39,578	37,854
Life Insurance	11,855	11,691
Variable and Index Annuities	16,934	13,927
Institutional Markets	7,286	6,533
Legacy Portfolio	5,285	5,480
Total Policyholder contract deposits	$132,216	$127,588

AIG | 2016 Form 10-K                            260

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

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

Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 1.9 percent of gross insurance in force at December 31, 2016 and 3.1 percent of gross domestic premiums and other considerations in 2016. The amount of annual dividends to be paid is approved locally by the boards of directors of the Life Insurance Companies. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.

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

Variable annuity contracts may include certain contractually guaranteed benefits to the contract holder. These guaranteed features include guaranteed minimum death benefits (GMDB) that are payable in the event of death, and living benefits that are payable in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits include guaranteed minimum income benefits (GMIB) and guaranteed minimum withdrawal benefits (GMWB). A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e. the features are mutually exclusive, so the exposure to the guaranteed amount for each feature is independent of the exposure from other features (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during their lifetime). A policyholder cannot purchase more than one living benefit on one contract.  The net amount at risk for each feature is calculated irrespective of the existence of other features; as a result, the net amount at risk for each feature is not additive to that of other features.

AIG | 2016 Form 10-K                          261

ITEM 8 |  Notes to Consolidated Financial Statements |  14. Variable Life and Annuity Contracts

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

At December 31,
(in millions)	2016	2015
Equity funds	$42,266	$39,284
Bond funds	7,798	7,261
Balanced funds	25,365	24,849
Money market funds	840	826
Total	$76,269	$72,220

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

The following table presents details concerning our GMDB exposures, by benefit type:

At December 31,	2016		2015
	Net Deposits		Net Deposits
	Plus a Minimum	Highest Contract	Plus a Minimum	Highest Contract
(dollars in billions)	Return	Value Attained	Return	Value Attained
Account value	$91	$16	$87	$16
Net amount at risk	1	1	2	1
Average attained age of contract holders by product	63	68	63	69
Range of guaranteed minimum return rates	0%-4.5%		0%-4.5%

The following summarizes GMDB and GMIB liabilities related to variable annuity contracts, excluding assumed reinsurance:

Years Ended December 31,
(in millions)	2016	2015	2014
Balance, beginning of year	$491	$420	$394
Reserve increase (decrease)	(32)	127	93
Benefits paid	(57)	(56)	(67)
Balance, end of year	$402	$491	$420

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

AIG | 2016 Form 10-K                            262

ITEM 8 |  Notes to Consolidated Financial Statements |  14. Variable Life and Annuity Contracts

remaining guaranteed amount, and, for lifetime GMWB products, the annuity payments continue as long as the covered person(s) is living.

The liabilities for GMWB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Other net realized capital gains (losses). The fair value of these embedded derivatives was a net liability of $1.8 billion and $1.2 billion at December 31, 2016 and 2015, respectively. See Note 5 for discussion of the fair value measurement of guaranteed benefits that are accounted for as embedded derivatives.  We had account values subject to GMWB that totaled $41 billion and $38 billion at December 31, 2016 and 2015, respectively. The net amount at risk for GMWB represents the present value of minimum guaranteed withdrawal payments, in accordance with contract terms, in excess of account value, assuming no lapses. The net amount at risk related to the GMWB guarantees was $834 million and $640 million at December 31, 2016 and 2015, respectively. We use derivative instruments and other financial instruments to mitigate a portion of our exposure that arises from GMWB benefits.

15. Debt

Our long-term debt is denominated in various currencies, with both fixed and variable interest rates. Long-term debt is carried at the principal amount borrowed, including unamortized discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable. The interest rates presented in the following table reflect the range of contractual rates in effect at December 31, 2016, including fixed and variable rate issuances.

The following table lists our total debt outstanding at December 31, 2016 and 2015. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2016, including fixed and variable-rates:

			Balance at	Balance at
At December 31, 2016	Range of	Maturity	December 31,	December 31,
(in millions)	Interest Rate(s)	Date(s)	2016	2015
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	0.99% - 8.13%	2017 - 2097	$19,432	$17,047
Junior subordinated debt	4.88% - 8.63%	2037 - 2058	843	1,327
AIG Japan Holdings Kabushiki Kaisha	0.28% - 0.44%	2020 - 2021	330	106
AIGLH notes and bonds payable	6.63% - 7.5%	2025 - 2029	281	284
AIGLH junior subordinated debt	7.57% - 8.5%	2030 - 2046	361	420
Total AIG general borrowings			21,247	19,184
AIG borrowings supported by assets:(a)
MIP notes payable	2.28% - 8.59%	2017 - 2018	1,099	1,372
Series AIGFP matched notes and bonds payable	0.94% - 7.50%	2017 - 2047	32	34
GIAs, at fair value	0.50% - 7.62%	2017 - 2047	2,934	3,276
Notes and bonds payable, at fair value	0.51% - 10.37%	2017 - 2047	494	394
Total AIG borrowings supported by assets			4,559	5,076
Total debt issued or guaranteed by AIG			25,806	24,260
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	0.73% - 1.15%	2017	735	2
Debt of consolidated investments(b)	0% - 9.31%	2017 - 2062	4,371	4,987
Total debt not guaranteed by AIG			5,106	4,989
Total long term debt (c)			$30,912	$29,249

(a) AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent.  Collateral posted to third parties was $2.2 billion and $2.4 billion at December 31, 2016 and December 31, 2015, respectively.  This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  At December 31, 2016, includes debt of consolidated investment vehicles related to real estate investments of $1.9 billion, affordable housing partnership investments of $1.7 billion and other securitization vehicles of $771 million. At December 31, 2015, includes debt of consolidated investment vehicles related to real estate investments of $2.4 billion, affordable housing partnership investments of $1.5 billion and other securitization vehicles of $1.0 billion.

(c) Includes debt issuance costs of $88 million and $101 million at December 31, 2016 and 2015, respectively.

AIG | 2016 Form 10-K                          263

ITEM 8 |  Notes to Consolidated Financial Statements |  15. Debt

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $4.4 billion in borrowings of debt of consolidated investments:

December 31, 2016		Year Ending
(in millions)	Total	2017	2018	2019	2020	2021	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,432	$167	$1,106	$997	$1,342	$1,494	$14,326
Junior subordinated debt	843	-	-	-	-	-	843
AIG Japan Holdings Kabushiki Kaisha	330	-	-	-	114	216	-
AIGLH notes and bonds payable	281	-	-	-	-	-	281
AIGLH junior subordinated debt	361	-	-	-	-	-	361
Total AIG general borrowings	21,247	167	1,106	997	1,456	1,710	15,811
AIG borrowings supported by assets:
MIP notes payable	1,099	751	348	-	-	-	-
Series AIGFP matched notes and
bonds payable	32	10	-	-	-	-	22
GIAs, at fair value	2,934	187	486	98	32	242	1,889
Notes and bonds payable, at fair value	494	311	116	-	-	-	67
Total AIG borrowings supported by assets	4,559	1,259	950	98	32	242	1,978
Total debt issued or guaranteed by AIG	25,806	1,426	2,056	1,095	1,488	1,952	17,789
Other subsidiaries notes, bonds, loans
and mortgages payable	735	735	-	-	-	-	-
Total	$26,541	$2,161	$2,056	$1,095	$1,488	$1,952	$17,789

Uncollateralized and collateralized notes, bonds, loans and mortgages payable consisted of the following:

	Uncollateralized	Collateralized
At December 31, 2016	Notes/Bonds/Loans	Loans and
(in millions)	Payable	Mortgages Payable	Total
AIG general borrowings	$330	$-	$330
Other subsidiaries notes, bonds, loans and mortgages payable*	-	735	735
Total	$330	$735	$1,065

*    AIG does not guarantee any of these borrowings.

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

On July 11, 2013, the AIGLH junior subordinated debentures were distributed to holders of the capital securities, the capital securities were cancelled and the trusts were dissolved. At December 31, 2016, the junior subordinated debentures outstanding consisted of $113 million of 8.5 percent junior subordinated debentures due July 2030, $211 million of 8.125 percent junior subordinated debentures due March 2046 and $37 million of 7.57 percent junior subordinated debentures due December 2045, each guaranteed by AIG Parent.

Credit Facilities

We maintain a committed, revolving syndicated credit facility (the Facility) as a potential source of liquidity for general corporate purposes.  The Facility provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.5 billion without any limits on the type of borrowings and is scheduled to expire in November 2020.

At December 31, 2016		Available		Effective
(in millions)	Size	Amount	Expiration	Date
Syndicated Credit Facility	$4,500	$4,500	November 2020	11/5/2015

AIG | 2016 Form 10-K                            264

ITEM 8 |  Notes to Consolidated Financial Statements |  16. Contingencies, Commitments and Guarantees

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

Legal Contingencies

Overview.   In the normal course of business, AIG and our subsidiaries are, like others in the insurance and financial services industries in general, subject to litigation, including claims for punitive damages. In our insurance operations, litigation arising from claims settlement activities is generally considered in the establishment of our loss reserves. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation. AIG is also subject to derivative, class action and other claims asserted by its shareholders and others alleging, among other things, breach of fiduciary duties by its directors and officers and violations of insurance laws and regulations, as well as federal and state securities laws. In the case of any derivative action brought on behalf of AIG, any recovery would accrue to the benefit of AIG.

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

Individual Securities Litigations.  Between November 18, 2011 and February 9, 2015, eleven separate, though similar, securities actions (Individual Securities Litigations) were filed in or transferred to the Southern District of New York (SDNY), asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP. Two of the actions were voluntarily dismissed. On September 10, 2015, the SDNY granted AIG’s motion to dismiss some of the claims in the Individual Securities Litigations in whole or in part. AIG has settled eight of the nine remaining actions. The remaining Individual Securities Litigation pending in the SDNY was brought by a series of institutional investor funds. After the court’s decision granting AIG’s motion to dismiss plaintiff’s claims in part, the claims in the remaining action are limited to a claim under Section 10(b) of the Exchange Act for allegedly materially false and misleading statements in AIG’s public disclosures from February 8, 2008 to September 16, 2008 relating to, among other things, the Subprime Exposure Issues. On January 17, 2017, AIG filed a motion for summary judgment to dismiss the vast majority of the institutional investor funds’ remaining claims and a motion to stay the action pending the resolution of this motion.

On March 27, 2015, an additional securities action was filed in state court in Orange County, California asserting a claim against AIG pursuant to Section 11 of the Securities Act (the California Action) that is substantially similar to those in the Consolidated 2008

AIG | 2016 Form 10-K                          265

ITEM 8 |  Notes to Consolidated Financial Statements |  16. Contingencies, Commitments and Guarantees

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

AIG | 2016 Form 10-K                            266

ITEM 8 |  Notes to Consolidated Financial Statements |  16. Contingencies, Commitments and Guarantees

from AIG, AIG intends to assert defenses thereto. A reversal of the Court of Federal Claim’s June 17, 2015 decision and judgment and a final determination that the United States is liable for damages, together with a final determination that AIG is obligated to indemnify the United States for any such damages, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

Legal Reserves

We recorded increases in our legal reserve liability of $14 million and $25 million in the years ended December 31, 2016 and 2015, respectively.

Commitments

We occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

AIG | 2016 Form 10-K                          267

ITEM 8 |  Notes to Consolidated Financial Statements |  16. Contingencies, Commitments and Guarantees

The following table presents the future minimum lease payments under operating leases at December 31, 2016:

(in millions)
2017	$295
2018	222
2019	167
2020	135
2021	94
Remaining years after 2021	185
Total	$1,098

Rent expense was $331 million, $327 million and $471 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $3.2 billion at December 31, 2016.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at December 31, 2016 was $140 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Other

•     See Note 10 to the Consolidated Financial Statements for additional discussion on commitments and guarantees associated with VIEs.

•     See Note 11 to the Consolidated Financial Statements for additional disclosures about derivatives.

•     See Note 25 to the Consolidated Financial Statements for additional disclosures about guarantees of outstanding debt.

AIG | 2016 Form 10-K                            268

ITEM 8 |  Notes to Consolidated Financial Statements |  17. Equity

17. Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Year Ended December 31, 2014
Shares, beginning of year	1,906,645,689	(442,582,366)	1,464,063,323
Shares issued	25,803	15,748	41,551
Shares repurchased	-	(88,177,903)	(88,177,903)
Shares, end of year	1,906,671,492	(530,744,521)	1,375,926,971
Year Ended December 31, 2015
Shares, beginning of year	1,906,671,492	(530,744,521)	1,375,926,971
Shares issued	-	371,806	371,806
Shares repurchased	-	(182,382,160)	(182,382,160)
Shares, end of year	1,906,671,492	(712,754,875)	1,193,916,617
Year Ended December 31, 2016
Shares, beginning of year	1,906,671,492	(712,754,875)	1,193,916,617
Shares issued	-	2,069,110	2,069,110
Shares repurchased	-	(200,649,886)	(200,649,886)
Shares, end of year	1,906,671,492	(911,335,651)	995,335,841

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

The following table presents record date, payment date and dividends paid per share on AIG Common Stock:

		Dividends Paid
Record Date	Payment Date	Per Share
December 8, 2016	December 22, 2016	$0.32
September 15, 2016	September 29, 2016	0.32
June 13, 2016	June 27, 2016	0.32
March 14, 2016	March 28, 2016	0.32

December 7, 2015	December 21, 2015	0.28
September 14, 2015	September 28, 2015	0.28
June 11, 2015	June 25, 2015	0.125
March 12, 2015	March 26, 2015	0.125

December 4, 2014	December 18, 2014	0.125
September 11, 2014	September 25, 2014	0.125
June 10, 2014	June 24, 2014	0.125
March 11, 2014	March 25, 2014	$0.125

AIG | 2016 Form 10-K                          269

ITEM 8 |  Notes to Consolidated Financial Statements |  17. Equity

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Years Ended December 31,
(in millions)	2016	2015	*	2014
Aggregate repurchases of common stock	$11,460	$10,691		$4,902
Total number of common shares repurchased	201	182		88
Aggregate repurchases of warrants	$309	$-		$-
Total number of warrants repurchased	17	-		-

*    The total number of shares of AIG Common Stock repurchased in 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an accelerated stock repurchase (ASR) agreement executed in the fourth quarter of 2014.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On November 2, 2016, our Board of Directors authorized an additional increase of $3.0 billion to its previous share repurchase authorization, resulting in an aggregate remaining authorization on such date of approximately $4.4 billion.  As of December 31, 2016, approximately $2.5 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

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

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation
	(Depreciation) of Fixed
	Maturity Investments	Unrealized
	on Which Other-Than-	Appreciation	Foreign	Retirement
	Temporary Credit	(Depreciation)	Currency	Plan
	Impairments	of All Other	Translation	Liabilities
(in millions)	Were Taken	Investments	Adjustments	Adjustment	Total
Balance, January 1, 2014, net of tax	$936	$6,789	$(952)	$(413)	$6,360
Change in unrealized
appreciation of investments	156	7,564	-	-	7,720
Change in deferred policy
acquisition costs adjustment and other	68	(495)	-	-	(427)
Change in future policy benefits	(133)	(1,113)	-	-	(1,246)
Change in foreign currency
translation adjustments	-	-	(833)	-	(833)
Change in net actuarial loss	-	-	-	(815)	(815)
Change in prior service credit	-	-	-	(49)	(49)
Change in deferred tax asset (liability)	16	(418)	1	308	(93)
Total other comprehensive income (loss)	107	5,538	(832)	(556)	4,257
Noncontrolling interests	-	-	-	-	-
Balance, December 31, 2014, net of tax	$1,043	$12,327	$(1,784)	$(969)	$10,617

AIG | 2016 Form 10-K                            270

ITEM 8 |  Notes to Consolidated Financial Statements |  17. Equity

Change in unrealized
depreciation of investments	(488)	(10,519)	-	-	(11,007)
Change in deferred policy
acquisition costs adjustment and other	(146)	1,265	-	-	1,119
Change in future policy benefits	92	1,112	-	-	1,204
Change in foreign currency
translation adjustments	-	-	(1,129)	-	(1,129)
Change in net actuarial gain	-	-	-	413	413
Change in prior service credit	-	-	-	(239)	(239)
Change in deferred tax asset (liability)	195	1,380	29	(51)	1,553
Total other comprehensive income (loss)	(347)	(6,762)	(1,100)	123	(8,086)
Noncontrolling interests	-	(1)	(5)	-	(6)
Balance, December 31, 2015, net of tax	$696	$5,566	$(2,879)	$(846)	$2,537
Change in unrealized
appreciation (depreciation) of investments	(326)	931	-	-	605
Change in deferred policy
acquisition costs adjustment and other	(19)	286	-	-	267
Change in future policy benefits	-	(676)	-	-	(676)
Change in foreign currency
translation adjustments	-	-	93	-	93
Change in net actuarial loss	-	-	-	(151)	(151)
Change in prior service credit	-	-	-	(22)	(22)
Change in deferred tax asset	75	298	157	47	577
Total other comprehensive income (loss)	(270)	839	250	(126)	693
Noncontrolling interests	-	-	-	-	-
Balance, December 31, 2016, net of tax	$426	$6,405	$(2,629)	$(972)	$3,230

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2016, 2015 and 2014:

	Unrealized Appreciation
	(Depreciation) of Fixed
	Maturity Securities	Unrealized
	on Which Other-Than-	Appreciation	Foreign	Retirement
	Temporary Credit	(Depreciation)	Currency	Plan
	Impairments Were	of All Other	Translation	Liabilities
(in millions)	Recognized	Investments	Adjustments	Adjustment	Total
December 31, 2014
Unrealized change arising during period	$119	$6,488	$(833)	$(866)	$4,908
Less: Reclassification adjustments
included in net income	28	532	-	(2)	558
Total other comprehensive income (loss),
before income tax expense (benefit)	91	5,956	(833)	(864)	4,350
Less: Income tax expense (benefit)	(16)	418	(1)	(308)	93
Total other comprehensive income (loss),
net of income tax expense (benefit)	$107	$5,538	$(832)	$(556)	$4,257

December 31, 2015
Unrealized change arising during period	$(471)	$(7,068)	$(1,129)	$285	$(8,383)
Less: Reclassification adjustments
included in net income	71	1,074	-	111	1,256
Total other comprehensive income (loss),
before income tax expense (benefit)	(542)	(8,142)	(1,129)	174	(9,639)
Less: Income tax expense (benefit)	(195)	(1,380)	(29)	51	(1,553)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(347)	$(6,762)	$(1,100)	$123	$(8,086)

AIG | 2016 Form 10-K                          271

ITEM 8 |  Notes to Consolidated Financial Statements |  17. Equity

December 31, 2016
Unrealized change arising during period	$(222)	$1,769	$93	$(344)	$1,296
Less: Reclassification adjustments
included in net income	123	1,228	-	(171)	1,180
Total other comprehensive income (loss),
before income tax expense (benefit)	(345)	541	93	(173)	116
Less: Income tax benefit	(75)	(298)	(157)	(47)	(577)
Total other comprehensive income (loss),
net of income tax benefit	$(270)	$839	$250	$(126)	$693

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Consolidated Statements of Income:

	Amount Reclassified
	from Accumulated Other
Years Ended December 31,	Comprehensive Income			Affected Line Item in the
(in millions)	2016	2015	2014	Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken

Investments	$123	$71	$28	Other realized capital gains
Total	123	71	28
Unrealized appreciation (depreciation) of all other investments
Investments	935	1,054	669	Other realized capital gains
Deferred acquisition costs adjustment	293	3	(20)	Amortization of deferred policy acquisition costs
Future policy benefits	-	17	(117)	Policyholder benefits and losses incurred
Total	1,228	1,074	532
Change in retirement plan liabilities adjustment
Prior-service credit	15	214	47	*
Actuarial losses	(186)	(103)	(49)	*
Total	(171)	111	(2)
Total reclassifications for the period	$1,180	$1,256	$558

*   These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 21 to the Consolidated Financial Statements.

AIG | 2016 Form 10-K                            272

ITEM 8 |  Notes to Consolidated Financial Statements |  18. Earnings Per Share

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

The following table presents the computation of basic and diluted EPS:

Years Ended December 31,
(dollars in millions, except per share data)	2016	2015	2014
Numerator for EPS:
Income (loss) from continuing operations	$(259)	$2,222	$7,574
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	500	26	(5)
income (loss) attributable to AIG common shareholders from continuing operations	(759)	2,196	7,579
Income (loss) from discontinued operations, net of income tax expense	(90)	-	(50)
Net income (loss) attributable to AIG common shareholders	$(849)	$2,196	$7,529
Denominator for EPS:
Weighted average shares outstanding — basic	1,091,085,131	1,299,825,350	1,427,959,799
Dilutive shares	-	34,639,533	19,593,853
Weighted average shares outstanding — diluted(a)(b)	1,091,085,131	1,334,464,883	1,447,553,652
Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(0.70)	$1.69	$5.31
Income from discontinued operations	$(0.08)	$-	$(0.04)
Income (loss) attributable to AIG	$(0.78)	$1.69	$5.27
Diluted:
Income (loss) from continuing operations	$(0.70)	$1.65	$5.24
Income from discontinued operations	$(0.08)	$-	$(0.04)
Income (loss) attributable to AIG	$(0.78)	$1.65	$5.20

(a)  Shares in the diluted EPS calculation represent basic shares for 2016 due to the net loss in that period.  The shares excluded from the calculation were 30,326,772 shares.

(b)  Dilutive shares included our share-based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011.  The number of shares excluded from diluted shares outstanding were 0.2 million, 0.2 million and 0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

AIG | 2016 Form 10-K                          273

ITEM 8 |  Notes to Consolidated Financial Statements |  19. Statutory Financial Data and Restrictions

19. Statutory Financial Data and Restrictions

The following table presents statutory net income (loss) and capital and surplus for our Property Casualty Insurance Companies and our Life Insurance Companies in accordance with statutory accounting practices:

(in millions)	2016	2015	2014
Years Ended December 31,
Statutory net income (loss)(a)(b)(c):
Property Casualty Insurance Companies:
Domestic(c)	$(229)	$1,444	$3,265
Foreign	(1,316)	594	1,252
Total Property Casualty Insurance Companies	$(1,545)	$2,038	$4,517
Life Insurance Companies:
Domestic	$2,252	$2,200	$2,865
Foreign	47	(5)	(9)
Total Life Insurance Companies	$2,299	$2,195	$2,856
At December 31,
Statutory capital and surplus(a)(b)(c):
Property Casualty Insurance Companies:
Domestic(c)	$21,819	$25,956
Foreign	12,689	12,995
Total Property Casualty Insurance Companies	$34,508	$38,951
Life Insurance Companies:
Domestic	$12,363	$8,379
Foreign	490	422
Total Life Insurance Companies	$12,853	$8,801
Aggregate minimum required statutory capital and surplus:
Property Casualty Insurance Companies:
Domestic	$5,390	$7,119
Foreign	7,355	7,208
Total Property Casualty Insurance Companies	$12,745	$14,327
Life Insurance Companies:
Domestic	$3,107	$3,659
Foreign	234	179
Total Life Insurance Companies	$3,341	$3,838

(a) Excludes discontinued operations and other divested businesses. Statutory capital and surplus and net income (loss) with respect to foreign operations are as of November 30.

(b)            In aggregate, the 2015 Property Casualty Insurance Companies and Life Insurance Companies statutory net income decreased by $146 million and the 2015 Property Casualty Insurance Companies and Life Insurance Companies statutory capital and surplus increased by $3.2 billion, compared to the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015, due to finalization of statutory filings, as well as inclusion of the finalized statutory net loss and statutory capital and surplus of Eaglestone of $3.4 million and $1.9 billion, respectively. The results of Eaglestone were excluded from the 2015 Property Casualty Insurance Companies statutory net income and statutory capital and surplus in our previously reported Form 10-K for the year ended December 31, 2015.

(c)            Property Casualty Insurance Companies recognized $200 million and $2.9 billion of capital contributions from AIG Parent in their statutory financial statements as of December 31, 2016 and 2015, respectively, related to the reserve strengthening in the fourth quarter of each year. These capital contributions were received in February 2017 and January 2016, respectively.

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

For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S., and can vary significantly by jurisdiction. At both December 31, 2016

AIG | 2016 Form 10-K                            274

ITEM 8 |  Notes to Consolidated Financial Statements |  19. Statutory Financial Data and Restrictions

and 2015, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.

At December 31, 2016 and 2015, our domestic insurance subsidiaries used the following permitted practices that resulted in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk based capital that would have been reported had NAIC statutory accounting practices or the prescribed regulatory accounting practices of their respective state regulator been followed in all respects:

•     In 2016 and 2015, a domestic life insurance subsidiary domiciled in Texas applied a permitted statutory accounting practice, initially adopted in 2015, to report derivatives used to hedge interest rate risk on product-related embedded derivatives at amortized cost instead of fair value.  This permitted practice resulted in an increase in the statutory surplus of our subsidiary of $645 million at December 31, 2016 and a reduction of $366 million at December 31, 2015.

•     In 2016, certain domestic property and casualty subsidiaries domiciled in New York, Pennsylvania and Delaware applied a permitted practice to present the inception date effects of the 2017 adverse loss development cover in their 2016 statutory-basis financial statements.  This permitted practice resulted in an increase in the subsidiaries’ aggregate surplus as of December 31, 2016 of $724 million.  This increase otherwise would have been recognized in 2017.

As described in Note 13, our domestic property and casualty insurance subsidiaries domiciled in New York, Pennsylvania and Delaware discount non-tabular workers’ compensation reserves based on applicable prescribed or approved regulations, or in the case of our Delaware subsidiary, based on a permitted practice.  This practice did not have a material impact on our statutory surplus, statutory net income (loss) or risk-based capital.

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

Domestic life insurance subsidiaries manage the capital impact of statutory reserve requirements under Regulation XXX and Guideline AXXX through unaffiliated and affiliated reinsurance transactions. The affiliated life insurers providing reinsurance capacity for such transactions are fully licensed insurance companies and are not formed under captive insurance laws. One of these affiliated reinsurance arrangements, under which certain Regulation XXX and Guideline AXXX reserves related to new and in-force business were ceded to an affiliated U.S. life insurer, was recaptured effective December 31, 2016 and these reserves were ceded to an unaffiliated reinsurer.

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

Largely as a result of these restrictions, approximately $45.1 billion of the statutory capital and surplus of our consolidated insurance subsidiaries were restricted from transfer to AIG Parent without prior approval of state insurance regulators at December 31, 2016.

To our knowledge, no AIG insurance company is currently on any regulatory or similar “watch list” with regard to solvency.

Parent Company Dividend Restrictions

At December 31, 2016, our ability to pay dividends is not subject to any significant contractual restrictions, but remains subject to regulatory restrictions. See Note 17 herein for additional information about our ability to pay dividends to our shareholders.

AIG | 2016 Form 10-K                           275

ITEM 8 |  Notes to Consolidated Financial Statements |  20. Share-Based And Other Compensation Plans

20. Share-Based Compensation Plans

The following table presents our share‑based compensation expense:

Years Ended December 31,
(in millions)	2016	2015	2014
Share-based compensation expense - pre-tax*	$237	$365	$349
Share-based compensation expense - after tax	154	237	227

*    We recognized $105 million, $147 million and $120 million for immediately vested stock-settled awards issued to retirement eligible employees in 2016, 2015 and 2014, respectively.

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

During 2016, performance share units (PSUs) and deferred stock units (DSUs) were granted under the 2013 Plan and 43,510,168 shares are available for future grants as of December 31, 2016.  PSUs were issued to employees as part of our long-term incentive program in March 2016 and are also issued for off-cycle grants, which are made from time to time during the year as sign-on awards to new hires or as a result of a change in employee status.

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

Share-Settled Awards

AIG 2013 Long Term Incentive Plan

The 2013 LTIP provides for the annual grant of PSUs to certain employees, including our senior executive officers and other highly compensated employees.   Each recipient of an award is granted a number of PSUs (the target) that provides the opportunity to receive shares of AIG Common Stock based on AIG achieving specified performance goals at the end of a three-year performance period.  These performance goals are pre-established by AIG’s Compensation and Management Resources Committee (CMRC) for each annual grant and may differ from year to year. For each award, the actual number of PSUs earned can vary from zero to 150 percent of the target depending on AIG’s performance relative to a specified peer group. Vesting occurs in three equal installments beginning on January 1 of the year immediately following the end of a performance period and January 1 of each of the next two years.  Recipients must be employed at each vesting date to be entitled to share delivery, except upon the occurrence of an accelerated vesting event, such as an involuntary termination without cause, disability, retirement eligibility or death during the vesting period.

AIG | 2016 Form 10-K                            276

ITEM 8 |  Notes to Consolidated Financial Statements |  20. Share-Based And Other Compensation Plans

Beginning in 2015, LTI awards granted accrue dividend equivalent units (DEUs) in the form of additional PSUs whenever a cash dividend is declared on shares of AIG Common Stock; the DEUs are subject to the same vesting terms and conditions as the underlying PSUs.

Performance Share Unit Valuation

The value of each award is based on the nature of the performance goals and the price per unit is fixed as of the grant date. PSUs granted in 2016 are measured based on AIG’s total shareholder return (TSR). PSUs granted in 2015 and 2014 are measured based on AIG’s TSR and credit default swap (CDS) spread, weighted 75 percent and 25 percent, respectively. PSUs granted in 2013 are measured based on AIG’s TSR and growth in tangible book value per common share (TBVPS) (excluding accumulated other comprehensive income) weighted 50 percent each.

The fair value of PSUs to be earned based on AIG’s CDS spreads and TBVPS was based on the closing price of AIG Common Stock on the grant date. However, PSUs granted in 2014 and 2013 that vest based on these goals were discounted by the present value of estimated dividends to be paid during the respective vesting periods as these awards do not accrue dividends or DEUs.  The fair value of PSUs to be earned based on AIG’s TSR was determined on the grant date using a Monte Carlo simulation.

The following table presents the assumptions used to estimate the fair value of PSUs that vest based on AIG’s TSR:

	2016	2015	2014
Expected dividend yield(a)	2.17%	1.78%	1.13%
Expected volatility(b)	24.55%	22.71%	23.66%
Risk-free interest rate(c)	1.30%	1.01%	0.76%

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

The following table summarizes outstanding share-settled LTI awards(a):

					Weighted Average
As of or for the Year	Number of PSUs(b)				Grant-Date Fair Value
Ended December 31, 2016	2016 LTI	2015 LTI	2014 LTI	2013 LTI(c)	2016 LTI	2015 LTI	2014 LTI	2013 LTI
Unvested, beginning of year	-	3,046,958	2,559,359	2,250,109	$-	$55.08	$48.82	$37.07
Granted	5,092,452	4,704	-	3,471,850	50.77	64.23	-	36.55
Vested	(2,315,667)	(681,396)	(652,198)	(3,974,941)	50.42	54.03	48.65	36.20
Forfeited	(188,187)	(193,711)	(174,545)	(165,114)	50.26	54.14	48.81	37.71
Unvested, end of year(d)	2,588,598	2,176,555	1,732,616	1,581,904	$51.12	$55.52	$48.88	$38.03

(a) Excludes DSUs, which are discussed under Non-Employee Plan.

(b)  Except for the 2013 LTI award, represents target number of PSUs granted, and does not reflect potential increases or decreases that could result from the final outcome of the performance goals for the respective awards, which is determined in the quarter after the applicable performance period ends.

(c) The performance period for the 2013 LTI awards ended December 31, 2015. The number of earned PSUs was based on the results of the 2013 performance goals adjudicated in the first quarter of 2016 by the CMRC.  This resulted in additional units being granted, but no additional expense was recognized for these units.

(d) At December 31, 2016, the total unrecognized compensation cost (net of expected forfeitures) for the unvested PSUs was $163 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 1.26 years and 4 years.

Non-Employee Plan

Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested DSUs with delivery deferred until retirement from the Board.  DSUs granted in 2016, 2015 and 2014 accrue DEUs equal to the amount of any regular quarterly dividend that would have been paid by AIG if the shares of AIG Common Stock underlying the DSUs had been outstanding.  In 2016, 2015 and 2014, we granted to non-employee directors 41,974, 32,342 and 28,477 DSUs, respectively, under the 2013 Plan, and recognized expense of $2.4 million, $1.9 million and $1.5 million, respectively.

Cash-settled Awards

Share-based cash-settled awards are recorded as liabilities until the final payout is made or the award is replaced with a stock-settled award. Compensation expense is recognized over the vesting periods, unless the award is fully vested on the grant date in which case the entire award value is immediately recognized as expense.

AIG | 2016 Form 10-K                          277

ITEM 8 |  Notes to Consolidated Financial Statements |  20. Share-Based And Other Compensation Plans

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

During 2016, 2015 and 2014, we paid $29 million, $101 million and $155 million, respectively, to settle outstanding TARP-related awards.  As of December 31, 2016, all TARP-related awards have been settled.

21. Employee Benefits

Pension Plans

We offer various defined benefit plans to eligible employees.

The U.S. AIG Retirement Plan (the qualified plan) is a noncontributory defined benefit plan that is subject to the provisions of ERISA. U.S. salaried employees who are employed by a participating company on or before December 1, 2014 and who have completed 12 months of continuous service are eligible to participate in the plan. Effective April 1, 2012, the qualified plan was converted to a cash balance formula comprised of pay credits based on six percent of a plan participant’s annual compensation (subject to IRS limitations) and annual interest credits. Employees can take their vested benefits when they leave AIG as a lump sum or an annuity option after completing at least three years of service.  Employees satisfying certain age and service requirements (i.e. grandfathered employees) remain covered under the average pay formula that was in effect prior to the conversion to the cash balance formula.  The final average pay formula is based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years.  Grandfathered employees will receive the higher of the benefit under the cash balance formula or the final average pay formula at retirement.  Non-U.S. defined benefit plans generally are either based on the employee’s years of credited service and compensation in the years preceding retirement or on points accumulated based on the employee’s job grade and other factors during each year of service.

In the U.S. we also sponsor non-qualified unfunded defined benefit plans, such as the AIG Non-Qualified Retirement Income Plan (AIG NQRIP) for certain employees, including key executives, designed to supplement pension benefits provided by the qualified plan.  The AIG NQRIP provides a benefit equal to the reduction in benefits under the qualified plan as a result of federal tax limitations on compensation and benefits payable.

Plan Freeze

Effective January 1, 2016, the U.S. defined benefit pension plans were frozen. Consequently, these plans are closed to new participants and current participants no longer earn benefits. However, interest credits continue to accrue on the existing cash balance accounts and participants are continuing to accrue years of service for purposes of vesting and early retirement eligibility and subsidies as they continue to be employed by AIG.

Postretirement Plans

We also provide postretirement medical care and life insurance benefits in the U.S. and in certain non-U.S. countries. Eligibility in the various plans generally is based upon completion of a specified period of eligible service and attaining a specified age. Overseas, benefits vary by geographic location.

U.S. postretirement medical and life insurance benefits are based upon the employee attaining the age of 55 and having a minimum of ten years of service. Eligible employees who have medical coverage can enroll in retiree medical upon termination of employment. Medical benefits are contributory, while the life insurance benefits generally are non-contributory. Retiree medical contributions vary from none for pre-1989 retirees to actual premium payments reduced by certain subsidies for post-1992 retirees. These contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination. Effective April 1, 2012, the retiree medical employer subsidy for the AIG postretirement plan was eliminated for employees who were not grandfathered.   Additionally, new employees hired after December 31, 2012 are not eligible for retiree life insurance.

AIG | 2016 Form 10-K                            278

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

The following table presents the funded status of the plans reconciled to the amount reported in the Consolidated Balance Sheets. The measurement date for most of the non-U.S. defined benefit pension and postretirement plans is November 30, consistent with the fiscal year end of the sponsoring companies. For all other plans, measurement occurs as of December 31.

As of or for the Years Ended	Pension				Postretirement
December 31,	U.S. Plans*		Non-U.S. Plans*		U.S. Plans		Non-U.S. Plans
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Change in projected benefit obligation:
Benefit obligation, beginning of year	$5,324	$5,769	$1,146	$1,099	$208	$229	$75	$64
Service cost	19	192	31	43	2	5	3	3
Interest cost	181	220	21	25	7	8	3	3
Actuarial (gain) loss	118	(423)	98	(16)	(2)	(23)	-	9
Benefits paid:
AIG assets	(24)	(17)	(12)	(9)	(14)	(11)	(1)	(1)
Plan assets	(332)	(285)	(35)	(24)	-	-	-	-
Plan amendment	-	(132)	1	24	-	-	-	-
Curtailments	-	-	(2)	-	(1)	-	-	-
Settlements	(338)	-	(16)	(15)	-	-	-	-
Foreign exchange effect	-	-	19	(67)	-	-	-	(3)
Acquisitions	-	-	-	72	-	-	-	-
Other	-	-	(5)	14	(4)	-	-	-
Projected benefit obligation, end of year	$4,948	$5,324	$1,246	$1,146	$196	$208	$80	$75
Change in plan assets:
Fair value of plan assets, beginning
of year	$4,359	$4,111	$773	$708	$-	$-	$-	$-
Actual return on plan assets, net of expenses	154	(8)	19	47	-	-	-	-
AIG contributions	24	558	71	62	14	11	1	1
Benefits paid:
AIG assets	(24)	(17)	(12)	(9)	(14)	(11)	(1)	(1)
Plan assets	(332)	(285)	(35)	(24)	-	-	-	-
Settlements	(338)	-	(16)	(15)	-	-	-	-
Foreign exchange effect	-	-	6	(44)	-	-	-	-
Dispositions	-	-	(4)	-	-	-	-	-
Acquisitions	-	-	-	35	-	-	-	-
Other	-	-	1	13	-	-	-	-
Fair value of plan assets, end of year	$3,843	$4,359	$803	$773	$-	$-	$-	$-
Funded status, end of year	$(1,105)	$(965)	$(443)	$(373)	$(196)	$(208)	$(80)	$(75)
Amounts recognized in the balance
sheet:
Assets	$-	$-	$53	$46	$-	$-	$-	$-
Liabilities	(1,105)	(965)	(496)	(419)	(196)	(208)	(80)	(75)
Total amounts recognized	$(1,105)	$(965)	$(443)	$(373)	$(196)	$(208)	$(80)	$(75)
Pre-tax amounts recognized in Accumulated
other comprehensive income:
Net gain (loss)	$(1,405)	$(1,324)	$(251)	$(161)	$17	$13	$(15)	$(16)
Prior service (cost) credit	-	-	(28)	(16)	2	13	-	-
Total amounts recognized	$(1,405)	$(1,324)	$(279)	$(177)	$19	$26	$(15)	$(16)

*    Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $278 million and $299 million for the U.S. at December 31, 2016 and 2015, respectively, and $199 million for the non-U.S for both 2016 and 2015.

The following table presents the accumulated benefit obligations for U.S. and non-U.S. pension benefit plans:

At December 31,
(in millions)	2016	2015
U.S. pension benefit plans	$4,948	$5,324
Non-U.S. pension benefit plans	$1,215	$1,109

AIG | 2016 Form 10-K                          279

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

Defined benefit plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

At December 31,	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Projected benefit obligation	$4,948	$5,324	$1,121	$999	$4,948	$5,324	$1,029	$912
Accumulated benefit obligation	4,948	5,324	1,016	896	4,948	5,324	1,009	889
Fair value of plan assets	3,843	4,359	545	506	3,843	4,359	536	497

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

Years Ended December 31,	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
(in millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of net periodic benefit
cost:
Service cost	$19	$192	$173	$31	$43	$42	$2	$5	$4	$3	$3	$2
Interest cost	181	220	228	21	25	29	7	8	9	3	3	2
Expected return on assets	(292)	(295)	(288)	(26)	(25)	(22)	-	-	-	-	-	-
Amortization of prior service credit	-	(22)	(33)	-	(2)	(3)	(12)	(11)	(11)	-	(1)	-
Amortization of net (gain) loss	25	92	42	7	9	7	(1)	-	-	1	-	-
Curtailment (gain) loss	-	(179)	-	(6)	(1)	1	(1)	-	-	-	-	-
Settlement loss	149	-	-	2	1	-	-	-	-	-	-	-
Net periodic benefit cost (credit)	$82	$8	$122	$29	$50	$54	$(5)	$2	$2	$7	$5	$4
Total recognized in Accumulated other
comprehensive income (loss)	$(82)	$143	$(793)	$(101)	$38	$(40)	$(7)	$12	$(21)	$1	$(9)	$(11)
Total recognized in net periodic benefit
cost and other comprehensive
income (loss)	$(164)	$135	$(915)	$(130)	$(12)	$(94)	$(2)	$10	$(23)	$(6)	$(14)	$(15)

The estimated net loss and prior service credit that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $41 million and $0.3 million, respectively, for our combined defined benefit pension plans. For the defined benefit postretirement plans, the estimated amortization from Accumulated other comprehensive income for net loss and prior service credit that will be amortized into net periodic benefit cost over the next fiscal year is a $0.8 million credit in the aggregate.

As of 2016, interest cost for pension and postretirement benefits for our U.S. plans and largest non-U.S. plans is measured by applying the specific spot rates along the yield curve to the plans’ corresponding discounted cash flows that comprise the obligation (the Spot Rate Approach). This method provides a more precise measurement of interest cost by aligning the timing of the plans’ discounted cash flows to the corresponding spot rates on the yield curve.   Previously, interest cost was measured utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations.

A 100 basis point increase in the discount rate or expected long-term rate of return would decrease the 2017 pension expense by approximately $20 million and $45 million, respectively, with all other items remaining the same. Conversely, a 100 basis point decrease in the discount rate or expected long-term rate of return would increase the 2017 pension expense by approximately $24 million and $45 million, respectively, with all other items remaining the same.

AIG | 2016 Form 10-K                            280

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

Assumptions

The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension			Postretirement
	U.S. Plans		Non-U.S. Plans(a)	U.S. Plans	Non-U.S. Plans(a)
December 31, 2016
Discount rate	4.14%		1.50%	4.02%	3.95%
Rate of compensation increase	N/A	(b)	2.50%	N/A	3.38%
December 31, 2015
Discount rate	4.32%		2.17%	4.21%	4.09%
Rate of compensation increase	N/A	(b)	2.64%	N/A	3.43%

(a)  The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

(b)  Compensation increases are no longer applicable due to the plan freeze that became effective January 1, 2016.

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2016	2015
Following year:
Medical (before age 65)	6.31%	6.79%
Medical (age 65 and older)	5.00%	6.64%
Ultimate rate to which cost increase is assumed to decline	4.50%	4.50%
Year in which the ultimate trend rate is reached:
Medical (before age 65)	2038	2027
Medical (age 65 and older)	2038	2027

A one percent point change in the assumed healthcare cost trend rate would have the following effect on our postretirement benefit obligations:

	One Percent		One Percent
At December 31,	Increase		Decrease
(in millions)	2016	2015	2016	2015
U.S. plans	$4	$6	$(3)	$(4)
Non-U.S. plans	$19	$17	$(14)	$(12)

Our postretirement plans provide benefits primarily in the form of defined employer contributions rather than defined employer benefits. Changes in the assumed healthcare cost trend rate have a minimal impact for U.S. plans because for post-1992 retirees, benefits are fixed dollar amounts based on service at retirement. Our non-U.S. postretirement plans are not subject to caps.

The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension		Postretirement
	U.S. Plans	Non-U.S. Plans*	U.S. Plans	Non-U.S. Plans*
For the Year Ended December 31, 2016
Discount rate	4.33%	2.17%	4.21%	4.09%
Rate of compensation increase	N/A	2.64%	N/A	3.43%
Expected return on assets	7.00%	3.28%	N/A	N/A
For the Year Ended December 31, 2015
Discount rate	3.94%	2.33%	3.77%	4.04%
Rate of compensation increase	3.40%	2.89%	N/A	3.29%
Expected return on assets	7.25%	3.33%	N/A	N/A
For the Year Ended December 31, 2014
Discount rate	4.83%	2.77%	4.59%	4.77%
Rate of compensation increase	3.50%	2.89%	N/A	3.34%
Expected return on assets	7.25%	2.93%	N/A	N/A

*    The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of the subsidiaries providing such benefits.

AIG | 2016 Form 10-K                          281

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

Discount Rate Methodology

The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the Mercer US Pension Discount Yield Curve at December 31, 2016 and 2015, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 4.15 percent at December 31, 2016 and 4.32 percent at December 31, 2015. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. pension plans.

In general, the discount rates for non-U.S. pension plans were developed based on the duration of liabilities on a plan by plan basis and were selected by reference to high quality corporate bonds in developed markets or local government bonds where developed markets are not as robust or are nonexistent.

The projected benefit obligation for AIG’s Japan pension plans represents approximately 54 percent and 50 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2016 and 2015, respectively. The weighted average discount rate of 0.47 percent and 0.99 percent at December 31, 2016 and 2015, respectively, was selected by reference to the Mercer Yield Curve (Japan) based on the duration of the plans’ liabilities.

Plan Assets

The investment strategy with respect to assets relating to our U.S. and non-U.S. pension plans is designed to achieve investment returns that will provide for the benefit obligations of the plans over the long term, limit the risk of short-term funding shortfalls and maintain liquidity sufficient to address cash needs. Accordingly, the asset allocation strategy is designed to maximize the investment rate of return while managing various risk factors, including, but not limited to, volatility relative to the benefit obligations, liquidity, diversification and concentration, and incorporates the risk/return profile applicable to each asset class.

There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2016 or 2015.

U.S. Pension Plan

The assets of the qualified plan are monitored by the AIG U.S. Investment Committee and actively managed by the investment managers, which involves allocating the plan’s assets among approved asset classes within ranges as permitted by the strategic allocation. The long-term strategic asset allocation historically has been reviewed and revised approximately every three years. Beginning in 2016, the investment strategy focus is on de-risking the Plan via regular monitoring.  This was implemented through liability driven investing and the adoption of the glide path approach, where the glide path defines the target allocation for the “Return-Seeking” portion of the portfolio (i.e., growth assets) based on the funded ratio. Under this approach, the allocation to growth assets is reduced and the allocation to liability-hedging assets is increased as the Plan’s funded ratio increases in accordance with the defined glide path.

The following table presents the asset allocation percentage by major asset class for the U.S. qualified plan and the target allocation for 2017 based on the plan’s funded status at December 31, 2016:

	Target	Actual	Actual
At December 31,	2017	2016	2015
Asset class:
Equity securities	45%	43%	35%
Fixed maturity securities	40%	36%	41%
Other investments	15%	21%	24%
Total	100%	100%	100%

The expected long-term rate of return for the plan was 7.0 percent and 7.25 percent for 2016 and 2015, respectively. The expected rate of return is an aggregation of expected returns within each asset class category, weighted for the investment mix of the assets. The combination of the expected asset return and any contributions made by us are expected to maintain the plan’s ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.

Non-U.S. Pension Plans

The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.

AIG | 2016 Form 10-K                            282

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

The following table presents the asset allocation percentage by major asset class for non-U.S. pension plans and the target allocation:

	Target	Actual	Actual
At December 31,	2017	2016	2015
Asset class:
Equity securities	30%	44%	45%
Fixed maturity securities	50%	36%	35%
Other investments	18%	14%	13%
Cash and cash equivalents	2%	6%	7%
Total	100%	100%	100%

The assets of AIG’s Japan pension plans represent approximately 56 percent and 54 percent of total non-U.S. assets at December 31, 2016 and 2015 respectively. The expected long term rate of return was 2.61 percent and 1.71 percent, for 2016 and 2015, respectively, and is evaluated by the Japanese Pension Investment Committee on a quarterly and annual basis along with various investment managers, and is revised to achieve the optimal allocation to meet targeted funding levels if necessary. In addition, the funding policy is revised in accordance with local regulation every five years.

The expected weighted average long-term rate of return for all our non-U.S. pension plans was 3.28 percent and 3.33 percent for the years ended December 31, 2016 and 2015, respectively. It is an aggregation of expected returns within each asset class that was generally developed based on the building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.

Assets Measured at Fair Value

The following table presents information about our plan assets and indicates the level of the fair value measurement based on the observability of the inputs used.  The inputs and methodology used in determining the fair value of these assets are consistent with those used to measure our assets as discussed in Note 5 herein.

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
At December 31, 2016
Assets:
Cash and cash equivalents	$228	$-	$-	$228	$50	$-	$-	$50
Equity securities:
U.S.(a)	838	1	-	839	-	-	-	-
International(b)	377	-	-	377	298	58	-	356
Fixed maturity securities:
U.S. investment grade(c)	-	1,174	2	1,176	-	-	-	-
International investment grade(c)	-	-	-	-	-	90	-	90
U.S. and international high yield(d)	-	218	-	218	-	186	-	186
Mortgage and other asset-backed
securities(e)	-	-	-	-	-	-	-	-
Other fixed maturity securities	-	-	-	-	-	13	-	13
Other investment types(g):
Futures	-	-	-	-	-	-	-	-
Direct private equity(f)	-	-	24	24	-	-	-	-
Insurance contracts	-	21	-	21	-	-	108	108
Total	$1,443	$1,414	$26	$2,883	$348	$347	$108	$803

AIG | 2016 Form 10-K                          283

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

At December 31, 2015
Assets:
Cash and cash equivalents	$239	$-	$-	$239	$49	$-	$-	$49
Equity securities:
U.S.(a)	924	-	-	924	35	-	-	35
International(b)	262	1	-	263	248	67	-	315
Fixed maturity securities:
U.S. investment grade(c)	-	1,452	9	1,461	-	-	-	-
International investment grade(c)	-	-	-	-	-	190	-	190
U.S. and international high yield(d)	-	322	-	322	-	66	-	66
Mortgage and other asset-backed
securities(e)	-	7	-	7	-	-	-	-
Other fixed maturity securities	-	-	-	-	-	12	-	12
Other investment types(g):
Futures	2	-	-	2	-	-	-	-
Real Estate	-	-	-	-	11	-	-	11
Direct private equity(f)	-	5	28	33	-	-	-	-
Insurance contracts	-	23	-	23	-	-	95	95
Total	$1,427	$1,810	$37	$3,274	$343	$335	$95	$773

(a)  Includes passive and active U.S. Large Cap and Small Cap strategies, as well as mutual funds, and exchange traded funds.

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

(f)  Comprised of private capital financing including private debt and private equity securities.

(g)  Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $960 million and $1.1 billion at December 31, 2016 and 2015, respectively.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we had no significant concentrations of risks at December 31, 2016.

The U.S. pension plan holds a group annuity contract with U.S. Life, one of our subsidiaries, which totaled $21 million and $23 million at December 31, 2016 and 2015, respectively.

Changes in Level 3 Fair Value Measurements

The following table presents changes in our U.S. and non-U.S. Level 3 plan assets measured at fair value:

										Changes in
		Net								Unrealized Gains
	Balance	Realized and							Balance	(Losses) on
At December 31, 2016	Beginning	Unrealized					Transfers	Transfers	at End	Instruments Held
(in millions)	of year	Gains (Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	at End of year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$9	$1	$2	$(10)	$-	$-	$-	$-	$2	$-
Direct private equity	28	(4)	4	(4)	-	-	-	-	24	(4)
Total	$37	$(3)	$6	$(14)	$-	$-	$-	$-	$26	$(4)
Non-U.S. Plan Assets:
Other fixed maturity securities	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Insurance contracts	95	12	1	-	-	-	2	(2)	108	-
Total	$95	$12	$1	$-	$-	$-	$2	$(2)	$108	$-

AIG | 2016 Form 10-K                            284

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

										Changes in
		Net								Unrealized Gains
	Balance	Realized and							Balance	(Losses) on
At December 31, 2015	Beginning	Unrealized					Transfers	Transfers	at End	Instruments Held
(in millions)	of year	Gains (Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	at End of year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$8	$(1)	$17	$(15)	$-	$-	$-	$-	$9	$-
Direct private equity	17	2	10	(1)	-	-	-	-	28	2
Total	$25	$1	$27	$(16)	$-	$-	$-	$-	$37	$2
Non-U.S. Plan Assets:
Other fixed maturity securities	$17	$(1)	$-	$-	$-	$-	$-	$(16)	$-	$-
Insurance contracts	56	(7)	1	-	-	-	53	(8)	95	-
Total	$73	$(8)	$1	$-	$-	$-	$53	$(24)	$95	$-

Transfers of Level 1 and Level 2 Assets

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. We had no material transfers between Level 1 and Level 2 during the years ended December 31, 2016 and 2015.

Transfers of Level 3 Assets

We record transfers of assets into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the year ended December 31, 2016, we had no material transfers in or out of Level 3.

Expected Cash Flows

Funding for the qualified plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions in 2017 for the AIG Retirement Plan. The non-qualified and postretirement plans’ benefit payments are deductible when paid to participants.

Our annual pension contribution in 2017 is expected to be approximately $70 million for our U.S. and non-U.S. pension plans. This estimate is subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management’s discretion.

The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
	U.S.	Non-U.S.	U.S.	Non-U.S.
(in millions)	Plans	Plans	Plans	Plans
2017	$313	$38	$15	$1
2018	305	39	15	2
2019	318	44	15	2
2020	312	45	16	2
2021	308	47	16	2
2022-2026	1,477	275	82	13

AIG | 2016 Form 10-K                          285

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

Defined Contribution Plans

We sponsor several defined contribution plans for U.S. employees that provide for pre-tax salary reduction contributions by employees. The most significant plan is the AIG Incentive Savings Plan, for which the matching contribution is 100 percent of the first six percent of a participant’s contributions, subject to the IRS-imposed limitations. Effective January 1, 2016, participants in the AIG Incentive Savings Plan receive an additional fully vested, non-elective, non-discretionary contribution equal to three percent of the participant’s annual base compensation for the plan year, paid each pay period regardless of whether the participant currently contributes to the plan, and subject to the IRS-imposed limitations. Our pre-tax expenses associated with these plans were $236 million, $166 million and $156 million in 2016, 2015 and 2014, respectively.

22. Ownership

A Schedule 13G/A filed on January 19, 2017 reports aggregate ownership of 64,426,821 shares, or approximately 6.5 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2016, by Blackrock, Inc. and various subsidiaries thereof.

A Schedule 13G filed on February 13, 2017 reports aggregate ownership of 77,926,159 shares, or approximately 7.8 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2016, by Capital Research Global Investors, a division of Capital Research and Management Company.

A Schedule 13G/A filed on February 9, 2017 reports aggregate ownership of 62,619,185 shares, or approximately 6.3 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2016, by The Vanguard Group, Inc. and various subsidiaries thereof.

The calculation of ownership interest for purposes of the AIG Tax Asset Protection Plan and Article 13 of our Restated Certificate of Incorporation is different than beneficial ownership for Schedule 13G.

23. INCOME TAXES

The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2016	2015	2014
U.S.	$1,041	$1,950	$8,250
Foreign	(1,115)	1,331	2,251
Total	$(74)	$3,281	$10,501

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31,
(in millions)	2016	2015	2014
Foreign and U.S. components of actual income tax expense:
Foreign:
Current	$436	$391	$473
Deferred	(121)	(95)	154
U.S.:
Current	140	429	115
Deferred	(270)	334	2,185
Total	$185	$1,059	$2,927

AIG | 2016 Form 10-K                            286

ITEM 8 |  Notes to Consolidated Financial Statements |  23. Income Taxes

Our actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

	2016			2015			2014
	Pre-Tax	Tax	Percent of	Pre-Tax	Tax	Percent of		Tax	Percent of
Years Ended December 31,	Income	Expense/	Pre-Tax	Income	Expense/	Pre-Tax	Pre-Tax	Expense/	Pre-Tax
(dollars in millions)	(Loss)	(Benefit)	Income (Loss)	(Loss)	(Benefit)	Income (Loss)	Income	(Benefit)	Income
U.S. federal income tax at statutory rate	$(159)	$(56)	35.0%	$3,281	$1,148	35.0%	$10,524	$3,683	35.0%
Adjustments:
Tax exempt interest		(178)	111.9		(195)	(5.9)		(236)	(2.2)
Uncertain tax positions		268	(168.6)		195	5.9		(81)	(0.8)
Reclassifications from accumulated
other comprehensive income		(132)	83.0		(127)	(3.9)		(61)	(0.6)
Dispositions of Subsidiaries		118	(74.2)		-	-		-	-
Tax Attribute Restoration		(164)	103.1		-	-		(182)	(1.7)
Non-controlling Interest		(81)	50.9		-	-		-	-
Non-deductible transfer pricing
charges		102	(64.2)		97	3.0		86	0.8
Dividends received deduction		(75)	47.2		(72)	(2.2)		(62)	(0.6)
Effect of foreign operations		234	(147.2)		(58)	(1.8)		(68)	(0.6)
State income taxes		23	(14.5)		34	1.0		39	0.4
Other		13	(8.2)		(73)	(2.2)		(2)	-
Effect of discontinued operations		35	(22.0)		-	-		65	0.6
Valuation allowance:
Continuing operations		83	(52.2)		110	3.4		(181)	(1.7)
Consolidated total amounts	(159)	190	(119.5)	3,281	1,059	32.3	10,524	3,000	28.5
Amounts attributable to discontinued
operations	(85)	5	(5.9)	-	-	-	23	73	317.4
Amounts attributable to continuing
operations	$(74)	$185	(250.0)%	$3,281	$1,059	32.3%	$10,501	$2,927	27.9%

For the year ended December 31, 2016, the effective tax rate on loss from continuing operations was not meaningful. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax charges of $234 million associated with effect of foreign operations, $216 million of tax charges and related interest associated with increases in uncertain tax positions related to cross border financing transactions, $118 million related to disposition of subsidiaries, $102 million related to non-deductible transfer pricing charges, and $83 million related to increases in the deferred tax asset valuation allowances associated with U.S. federal and certain foreign jurisdictions, partially offset by tax benefits of $253 million of tax exempt income, $164 million associated with a portion of the U.S. Life Insurance Companies capital loss carryforwards previously treated as expired that was restored and utilized, $116 million related to the impact of an agreement reached with the Internal Revenue Service (IRS) related to certain tax issues under audit, and $132 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. Effect of foreign operations is primarily related to foreign exchange losses incurred by our foreign subsidiaries related to the weakening of the British pound following the Brexit vote taxed at a statutory tax rate lower than 35 percent.

For the year ended December 31, 2016, our repatriation assumptions with respect to certain European operations remain unchanged and related foreign earnings continue to be indefinitely reinvested. Our repatriation assumptions related to certain operations in Canada, South Africa and Asia Pacific region have changed and related foreign earnings are now considered to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active non-U.S. business operations. Further, we do not intend to repatriate these earnings to fund U.S. operations.  As a result, U.S. deferred taxes have not been provided on $2 billion of accumulated earnings, including accumulated other comprehensive income, of these non-U.S. affiliates. Potential U.S. income tax liabilities related to such earnings would be offset, in whole or in part, by allowable foreign tax credits resulting from foreign taxes paid to foreign jurisdictions in which such operations are located.  As a result, we currently believe that any incremental U.S. income tax liabilities relating to indefinitely reinvested foreign earnings would not be significant. Deferred taxes have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

For the year ended December 31, 2015, the effective tax rate on income from continuing operations was 32.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits of $195 million associated with tax exempt interest income, $127 million related to reclassifications from accumulated other comprehensive

AIG | 2016 Form 10-K                          287

ITEM 8 |  Notes to Consolidated Financial Statements |  23. Income Taxes

income to income from continuing operations related to the disposal of available for sale securities, $58 million associated with the effect of foreign operations, and $109 million related to the partial completion of the IRS  examination covering tax year 2006, partially offset by $324 million of tax charges and related interest associated with increases in uncertain tax positions related to cross border financing transactions, and $110 million related to increases in the deferred tax asset valuation allowances associated with certain foreign jurisdictions.

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

The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2016	2015
Deferred tax assets:
Losses and tax credit carryforwards	$16,448	$18,680
Basis differences on investments	4,985	4,886
Life policy reserves	3,040	353
Accruals not currently deductible, and other	1,128	1,003
Investments in foreign subsidiaries	103	-
Loss reserve discount	1,151	1,021
Loan loss and other reserves	39	8
Unearned premium reserve reduction	924	1,603
Flight equipment, fixed assets and intangible assets	478	129
Other	710	577
Employee benefits	1,171	1,286
Total deferred tax assets	30,177	29,546
Deferred tax liabilities:
Investments in foreign subsidiaries	-	(33)
Deferred policy acquisition costs	(3,790)	(3,467)
Unrealized gains related to available for sale debt securities	(2,844)	(3,077)
Total deferred tax liabilities	(6,634)	(6,577)
Net deferred tax assets before valuation allowance	23,543	22,969
Valuation allowance	(2,831)	(3,012)
Net deferred tax assets (liabilities)	$20,712	$19,957

The following table presents our U.S. consolidated income tax group tax losses and credits carryforwards as of December 31, 2016.

December 31, 2016		Tax	Expiration
(in millions)	Gross	Effected	Periods
Net operating loss carryforwards	$34,618	$12,116	2028 - 2035
Foreign tax credit carryforwards		4,917	2018 - 2023
Other carryforwards		737	Various
Total AIG U.S. consolidated income tax group tax losses and credits
carryforwards on a tax return basis		17,770
Unrecognized tax benefit		(2,903)
Total AIG U.S. consolidated income tax group tax losses and credits
carryforwards on a U.S. GAAP basis*		$14,867

*    Includes other carryforwards, e.g. general business credits, of $96 million on a U.S. GAAP basis.

We have U.S. federal consolidated net operating loss and tax credit carryforwards of approximately $14.9 billion. The carryforward periods for our foreign tax credits begin to expire in 2019. As detailed in the Assessment of Deferred Tax Asset Valuation Allowance section of this footnote, we determined that it is more likely than not that our U.S. federal consolidated tax attribute carryforwards will be realized prior to their expiration.

AIG | 2016 Form 10-K                            288

ITEM 8 |  Notes to Consolidated Financial Statements |  23. Income Taxes

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income of our non-life companies can be offset by the net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of December 31, 2016, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

For the year ended December 31, 2016, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a decrease to the net deferred tax asset related to net unrealized tax capital losses. As a result, for the year ended December 31, 2016, we released $682 million of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies, all of which was allocated to other comprehensive income.

For both the three-month period and the year ended December 31, 2016, recent changes in market conditions and sales of securities that resulted in the reclassification of gains into continuing operations, impacted the unrealized tax gains and losses in the non-life companies’ available for sale securities portfolio, resulting in an increase to the net deferred tax asset related to net unrealized tax capital losses. As a result, we established $260 million of valuation allowance associated with the unrealized tax losses in the non-life companies’ available for sale securities portfolio, all of which was recognized in other comprehensive income.

As of December 31, 2016, based on all available evidence, we concluded that a valuation allowance of $728 million should remain on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized.

During the year ended December 31, 2016, we recognized a net increase of $69 million in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to current year losses, changes in projections of taxable income and changes in tax law.

During the year ended December 31, 2016, we recognized a net increase of $170 million in our deferred tax asset valuation allowance associated with certain state jurisdictions, primarily attributable to current year losses, legislative state tax law changes and changes to state effective tax rates.

AIG | 2016 Form 10-K                          289

ITEM 8 |  Notes to Consolidated Financial Statements |  23. Income Taxes

The following table presents the net deferred tax assets (liabilities) at December 31, 2016 and 2015 on a U.S. GAAP basis:

December 31,
(in millions)	2016	2015
Net U.S. consolidated return group deferred tax assets	$24,134	$24,134
Net deferred tax assets (liabilities) in accumulated other comprehensive income	(2,384)	(2,806)
Valuation allowance	(874)	(1,281)
Subtotal	20,876	20,047
Net foreign, state and local deferred tax assets	2,413	2,078
Valuation allowance	(1,957)	(1,731)
Subtotal	456	347
Subtotal - Net U.S., foreign, state and local deferred tax assets	21,332	20,394
Net foreign, state and local deferred tax liabilities	(620)	(437)
Total AIG net deferred tax assets (liabilities)	$20,712	$19,957

Deferred Tax Asset Valuation Allowance of U.S. Consolidated FEDERAL Income Tax Group

At December 31, 2016 and 2015, our U.S. consolidated income tax group had net deferred tax assets after valuation allowance of $20.9 billion and $20.0 billion, respectively. At December 31, 2016 and 2015, our U.S. consolidated income tax group had valuation allowances of $874 million and $1.3 billion, respectively.

Deferred Tax Liability — Foreign, State and Local

At December 31, 2016 and 2015, we had net deferred tax liabilities of $164 million and $90 million, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns.

At December 31, 2016 and 2015, we had deferred tax asset valuation allowances of $2 billion and $1.7 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. We maintained these valuation allowances following our conclusion that we could not demonstrate that it was more likely than not that the related deferred tax assets will be realized.  This was primarily due to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions over the relevant carryforward periods.

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

On August 1, 2012, we filed a motion for partial summary judgment related to the disallowance of foreign tax credits associated with cross border financing transactions in the Southern District of New York. The Southern District of New York denied our summary judgment motion and upon AIG’s appeal, the U.S. Court of Appeals for the Second Circuit (the Second Circuit) affirmed the denial. AIG’s petition for certiorari to the U.S. Supreme Court from the decision of the Second Circuit was denied on March 7, 2016.  As a result, the case has been remanded back to the Southern District of New York for a jury trial.

AIG | 2016 Form 10-K                            290

ITEM 8 |  Notes to Consolidated Financial Statements |  23. Income Taxes

We will vigorously defend our position and continue to believe that we have adequate reserves for any liability that could result from these government actions. We continue to monitor legal and other developments in this area, including recent decisions affecting other taxpayers, and evaluate their effect, if any, on our position.

Accounting For Uncertainty in Income Taxes

The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31,
(in millions)	2016	2015	2014
Gross unrecognized tax benefits, beginning of year	$4,331	$4,395	$4,340
Increases in tax positions for prior years	235	162	91
Decreases in tax positions for prior years	(39)	(209)	(60)
Increases in tax positions for current year	3	-	10
Lapse in statute of limitations	-	(4)	(6)
Settlements	-	(13)	-
Activity of discontinued operations	-	-	20
Gross unrecognized tax benefits, end of year	$4,530	$4,331	$4,395

At December 31, 2016, 2015 and 2014, our unrecognized tax benefits, excluding interest and penalties, were $4.5 billion, $4.3 billion and $4.4 billion, respectively.  The activity includes increases for amounts associated with cross border financing transactions partially offset by certain benefits realized due to an agreement reached with the Internal Revenue Service (IRS) related to certain tax issues under audit. At December 31, 2016, 2015 and 2014, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $0.1 billion, $0.1 billion and $0.3 billion, respectively.  Accordingly, at December 31, 2016, 2015 and 2014, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.4 billion, $4.2 billion and $4.1 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2016, 2015, and 2014, we had accrued liabilities of $1.2 billion, $1.2 billion, and $1.1 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2016, 2015, and 2014, we accrued expense of $26 million, $156 million and $21 million, respectively, for the payment of interest (net of the federal benefit) and penalties. The reduction in interest accrued during 2016 as compared to 2015 is primarily related to benefits associated with an agreement reached with the IRS related to certain tax issues under audit, partially offset by an increase associated with cross border financing transactions.

We regularly evaluate adjustments proposed by taxing authorities. At December 31, 2016, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2016	Open Tax Years
Major Tax Jurisdiction
United States	2000-2015
Australia	2012-2015
France	2014-2015
Japan	2010-2015
Korea	2011-2015
Singapore	2012-2015
United Kingdom	2013-2015

AIG | 2016 Form 10-K                          291

ITEM 8 |  Notes to Consolidated Financial Statements |  24. Quarterly Financial Information (Unaudited)

24. Quarterly Financial Information (Unaudited)

Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
(dollars in millions, except per share data)	2016	2015	2016	2015	2016	2015	2016	2015
Total revenues	$11,779	$15,975	$14,724	$15,699	$12,854	$12,822	$13,010	$13,831
Income (loss) from continuing
operations before income taxes*	(214)	3,776	2,858	2,552	737	(115)	(3,455)	(2,932)
Income (loss) from discontinued
operations, net of income taxes	(47)	1	(10)	16	3	(17)	(36)	-
Net income (loss)	(203)	2,477	1,924	1,791	436	(197)	(2,506)	(1,849)
Net income (loss) from
continuing operations attributable
to noncontrolling interests	(20)	9	11	(9)	(26)	34	535	(8)
Net income (loss) attributable to AIG*	$(183)	$2,468	$1,913	$1,800	$462	$(231)	$(3,041)	$(1,841)
Income (loss) per common share
attributable to AIG:
Basic:
Income (loss) from continuing
operations	$(0.12)	$1.81	$1.73	$1.34	$0.43	$(0.17)	$(2.93)	$(1.50)
Income (loss) from discontinued
operations	$(0.04)	$-	$(0.01)	$0.01	$-	$(0.01)	$(0.03)	$-
Diluted:
Income (loss) from continuing
operations	$(0.12)	$1.78	$1.69	$1.31	$0.42	$(0.17)	$(2.93)	$(1.50)
Income (loss) from discontinued
operations	$(0.04)	$-	$(0.01)	$0.01	$-	$(0.01)	$(0.03)	$-
Weighted average shares
outstanding:
Basic	1,156,548,459	1,365,951,690	1,113,587,927	1,329,157,366	1,071,295,892	1,279,072,748	1,023,886,592	1,226,880,632
Diluted	1,156,548,459	1,386,263,549	1,140,045,973	1,365,390,431	1,102,400,770	1,279,072,748	1,023,886,592	1,226,880,632
Noteworthy quarterly items -
income (expense):
Other-than-temporary
impairments	(204)	(128)	(108)	(164)	(102)	(273)	(145)	(106)
Net (gain) loss on sale of
divested businesses	2	6	(225)	1	(128)	3	(194)	1
Federal and foreign valuation
allowance for deferred tax assets	(37)	93	35	(40)	(2)	8	87	49
Net gain (loss) on extinguishment of
debt	(83)	(68)	(7)	(342)	14	(346)	2	-
Reserve strengthening charges	(66)	24	7	317	273	191	5,574	3,587
Restructuring and other costs	188	-	90	-	210	274	206	222

*    For the three months ended December 31, 2016, we recorded out of period adjustments related to prior periods that increased Net loss attributable to AIG by $154 million, increased AIG’s Loss from continuing operations before income taxes by $12 million and decreased pre-tax operating income by $1 million. The out of period adjustments are primarily related to income tax liabilities and ceded loss adjustment expenses. Had these adjustments, which were determined not to be material, been recorded in their appropriate periods, Net income attributable to AIG for the three-month periods ended September 30, 2016, June 30, 2016 and March 31, 2016 would have decreased by $65 million, increased by $66 million and increased by $19 million, respectively.  Net income attributable to AIG for the three-month periods ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 would have decreased by $88 million, increased by $22 million, increased by $5 million, and decreased by $5 million, respectively.

     For the three months ended December 31, 2015, we recorded out of period adjustments related to prior periods that decreased Net income attributable to AIG by $193 million, decreased AIG’s Income from continuing operations before income taxes by $308 million and decreased pre-tax operating income by $122 million. The out of period adjustments primarily related to impairments of Other invested assets and changes in loss reserves and income tax liabilities. Had these adjustments, which were determined not to be material, been recorded in their appropriate periods, Net income attributable to AIG for the three-month periods ended September 30, 2015, June 30, 2015 and March 31, 2015 would have decreased by $36 million, increased by $15 million and decreased by $16 million, respectively.

AIG | 2016 Form 10-K                            292

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

25. Information Provided in Connection with Outstanding Debt

The following condensed consolidating financial statements reflect the results of AIG Life Holdings, Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
December 31, 2016
Assets:
Short-term investments	$4,424	$-	$13,218	$(5,340)	$12,302
Other investments(a)	7,154	-	308,719	-	315,873
Total investments	11,578	-	321,937	(5,340)	328,175
Cash	2	34	1,832	-	1,868
Loans to subsidiaries(b)	34,692	-	576	(35,268)	-
Investment in consolidated subsidiaries(b)	42,582	27,309	-	(69,891)	-
Other assets, including deferred income taxes	24,099	239	140,743	(4,059)	161,022
Assets held for sale	-	-	7,199	-	7,199
Total assets	$112,953	$27,582	$472,287	$(114,558)	$498,264
Liabilities:
Insurance liabilities	$-	$-	$275,120	$-	$275,120
Long-term debt	21,405	642	8,865	-	30,912
Other liabilities, including intercompany balances(a)	14,671	194	103,975	(9,572)	109,268
Loans from subsidiaries(b)	577	-	34,691	(35,268)	-
Liabilities held for sale	-	-	6,106	-	6,106
Total liabilities	36,653	836	428,757	(44,840)	421,406
Total AIG shareholders’ equity	76,300	26,746	42,972	(69,718)	76,300
Non-redeemable noncontrolling interests	-	-	558	-	558
Total equity	76,300	26,746	43,530	(69,718)	76,858
Total liabilities and equity	$112,953	$27,582	$472,287	$(114,558)	$498,264

December 31, 2015
Assets:
Short-term investments	$4,042	$-	$9,637	$(3,547)	$10,132
Other investments(a)	7,425	-	320,797	-	328,222
Total investments	11,467	-	330,434	(3,547)	338,354
Cash	34	116	1,479	-	1,629
Loans to subsidiaries(b)	35,927	-	578	(36,505)	-
Investment in consolidated subsidiaries(b)	51,151	30,239	-	(81,390)	-
Other assets, including deferred income taxes	23,299	258	135,690	(2,388)	156,859
Total assets	$121,878	$30,613	$468,181	$(123,830)	$496,842
Liabilities:
Insurance liabilities	$-	$-	$271,645	$-	$271,645
Long-term debt	19,777	704	8,768	-	29,249
Other liabilities, including intercompany balances(a)	11,869	201	99,777	(6,109)	105,738
Loans from subsidiaries(b)	574	3	35,928	(36,505)	-
Total liabilities	32,220	908	416,118	(42,614)	406,632
Total AIG shareholders’ equity	89,658	29,705	51,511	(81,216)	89,658
Non-redeemable noncontrolling interests	-	-	552	-	552
Total equity	89,658	29,705	52,063	(81,216)	90,210
Total liabilities and equity	$121,878	$30,613	$468,181	$(123,830)	$496,842

(a)  Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)  Eliminated in consolidation.

AIG | 2016 Form 10-K                          293

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Income (Loss)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2016
Revenues:
Equity in earnings of consolidated subsidiaries*	$(1,269)	$(197)	$-	$1,466	$-
Other income	516	5	52,875	(1,029)	52,367
Total revenues	(753)	(192)	52,875	437	52,367
Expenses:
Interest expense	988	51	227	(6)	1,260
Loss on extinguishment of debt	77	-	(3)	-	74
Other expenses	295	16	51,819	(1,023)	51,107
Total expenses	1,360	67	52,043	(1,029)	52,441
Income (loss) from continuing operations before income tax
expense (benefit)	(2,113)	(259)	832	1,466	(74)
Income tax expense (benefit)	(1,301)	(21)	1,507	-	185
Income (loss) from continuing operations	(812)	(238)	(675)	1,466	(259)
Loss from discontinued operations, net of income taxes	(37)	-	(53)	-	(90)
Net income (loss)	(849)	(238)	(728)	1,466	(349)
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	500	-	500
Net income (loss) attributable to AIG	$(849)	$(238)	$(1,228)	$1,466	$(849)
Year Ended December 31, 2015
Revenues:
Equity in earnings of consolidated subsidiaries*	$3,954	$1,936	$-	$(5,890)	$-
Other income	88	-	58,953	(714)	58,327
Total revenues	4,042	1,936	58,953	(6,604)	58,327
Expenses:
Interest expense	1,049	58	302	(128)	1,281
Loss on extinguishment of debt	703	-	46	7	756
Other expenses	1,178	44	52,374	(587)	53,009
Total expenses	2,930	102	52,722	(708)	55,046
Income (loss) from continuing operations before income tax
expense (benefit)	1,112	1,834	6,231	(5,896)	3,281
Income tax expense (benefit)	(1,086)	(73)	2,218	-	1,059
Income (loss) from continuing operations	2,198	1,907	4,013	(5,896)	2,222
Income (loss) from discontinued operations, net of income taxes	(2)	-	2	-	-
Net income (loss)	2,196	1,907	4,015	(5,896)	2,222
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	-	-	26	-	26
Net income (loss) attributable to AIG	$2,196	$1,907	$3,989	$(5,896)	$2,196

AIG | 2016 Form 10-K                            294

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Year Ended December 31, 2014
Revenues:
Equity in earnings of consolidated subsidiaries*	$9,450	$3,519	$-	$(12,969)	$-
Other income	1,658	-	63,157	(409)	64,406
Total revenues	11,108	3,519	63,157	(13,378)	64,406
Expenses:
Other interest expense	1,507	100	243	(132)	1,718
Loss on extinguishment of debt	2,248	-	85	(51)	2,282
Other expenses	1,546	203	48,315	(159)	49,905
Total expenses	5,301	303	48,643	(342)	53,905
Income (loss) from continuing operations before income tax
expense (benefit)	5,807	3,216	14,514	(13,036)	10,501
Income tax expense (benefit)	(1,735)	(103)	4,817	(52)	2,927
Income (loss) from continuing operations	7,542	3,319	9,697	(12,984)	7,574
Loss from discontinued operations, net of income taxes	(13)	-	(37)	-	(50)
Net income (loss)	7,529	3,319	9,660	(12,984)	7,524
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(5)	-	(5)
Net income (loss) attributable to AIG	$7,529	$3,319	$9,665	$(12,984)	$7,529

*    Eliminated in consolidation.

AIG | 2016 Form 10-K                          295

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Comprehensive Income (Loss)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2016
Net income (loss)	$(849)	$(238)	$(728)	$1,466	$(349)
Other comprehensive income (loss)	693	4,080	52,153	(56,233)	693
Comprehensive income (loss)	(156)	3,842	51,425	(54,767)	344
Total comprehensive income attributable to noncontrolling interests	-	-	500	-	500
Comprehensive income (loss) attributable to AIG	$(156)	$3,842	$50,925	$(54,767)	$(156)
Year Ended December 31, 2015
Net income (loss)	$2,196	$1,907	$4,015	$(5,896)	$2,222
Other comprehensive income (loss)	(8,080)	2,320	54,757	(57,083)	(8,086)
Comprehensive income (loss)	(5,884)	4,227	58,772	(62,979)	(5,864)
Total comprehensive income attributable to noncontrolling interests	-	-	20	-	20
Comprehensive income (loss) attributable to AIG	$(5,884)	$4,227	$58,752	$(62,979)	$(5,884)
Year Ended December 31, 2014
Net income (loss)	$7,529	$3,319	$9,660	$(12,984)	$7,524
Other comprehensive income (loss)	4,257	2,794	3,235	(6,029)	4,257
Comprehensive income (loss)	11,786	6,113	12,895	(19,013)	11,781
Total comprehensive loss attributable to noncontrolling interests	-	-	(5)	-	(5)
Comprehensive income (loss) attributable to AIG	$11,786	$6,113	$12,900	$(19,013)	$11,786

AIG | 2016 Form 10-K                            296

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2016
Net cash (used in) provided by operating activities	$2,112	$1,707	$2,515	$(3,951)	$2,383
Cash flows from investing activities:
Sales of investments	5,769	-	81,560	(11,685)	75,644
Sales of divested businesses, net	2,160	-	649	-	2,809
Purchase of investments	(1,002)	-	(80,668)	11,685	(69,985)
Loans to subsidiaries – net	1,525	-	(3)	(1,522)	-
Contributions from (to) subsidiaries - net	1,637	-	-	(1,637)	-
Net change in restricted cash	-	-	385	-	385
Net change in short-term investments	(789)	-	(2,300)	-	(3,089)
Other, net	(141)	-	(879)	-	(1,020)
Net cash (used in) provided by investing activities	9,159	-	(1,256)	(3,159)	4,744
Cash flows from financing activities:
Issuance of long-term debt	3,831	-	2,123	-	5,954
Repayments of long-term debt	(1,996)	(63)	(2,023)	-	(4,082)
Purchase of Common Stock	(11,460)	-	-	-	(11,460)
Intercompany loans - net	3	(3)	(1,522)	1,522	-
Cash dividends paid	(1,372)	(1,723)	(2,228)	3,951	(1,372)
Other, net	(309)	-	2,799	1,637	4,127
Net cash (used in) financing activities	(11,303)	(1,789)	(851)	7,110	(6,833)
Effect of exchange rate changes on cash	-	-	52	-	52
Change in cash	(32)	(82)	460	-	346
Cash at beginning of year	34	116	1,479	-	1,629
Change in cash of businesses held for sale	-	-	(107)	-	(107)
Cash at end of year	$2	$34	$1,832	$-	$1,868

Year Ended December 31, 2015
Net cash (used in) provided by operating activities	$4,443	$2,314	$1,112	$(4,992)	$2,877
Cash flows from investing activities:
Sales of investments	7,767	-	69,726	(4,877)	72,616
Purchase of investments	(1,881)	-	(68,261)	4,877	(65,265)
Loans to subsidiaries – net	(83)	-	367	(284)	-
Contributions from (to) subsidiaries - net	565	-	-	(565)	-
Net change in restricted cash	-	-	1,457	-	1,457
Net change in short-term investments	2,300	-	(1,137)	-	1,163
Other, net	(175)	-	(1,334)	-	(1,509)
Net cash (used in) provided by investing activities	8,493	-	818	(849)	8,462
Cash flows from financing activities:
Issuance of long-term debt	5,540	-	1,327	-	6,867
Repayments of long-term debt	(6,504)	(114)	(3,187)	-	(9,805)
Intercompany loans - net	(201)	3	(86)	284	-
Purchase of common stock	(10,691)	-	-	-	(10,691)
Cash dividends paid	(1,028)	(2,178)	(2,814)	4,992	(1,028)
Other, net	(44)	-	2,707	565	3,228
Net cash (used in) provided by financing activities	(12,928)	(2,289)	(2,053)	5,841	(11,429)
Effect of exchange rate changes on cash	-	-	(39)	-	(39)
Change in cash	8	25	(162)	-	(129)
Cash at beginning of year	26	91	1,641	-	1,758
Change in cash of businesses held for sale	-	-	-	-	-
Cash at end of year	$34	$116	$1,479	$-	$1,629

Year Ended December 31, 2014
Net cash (used in) provided by operating activities	$9,316	$6,155	$8,979	$(19,443)	$5,007
Cash flows from investing activities:
Sales of investments	3,036	-	65,108	(2,040)	66,104
Purchase of investments	(1,051)	-	(59,099)	2,040	(58,110)
Loans to subsidiaries – net	446	-	169	(615)	-
Contributions to subsidiaries	(148)	-	296	(148)	-
Net change in restricted cash	(501)	-	(946)	-	(1,447)
Net change in short-term investments	5,792	-	2,968	-	8,760
Other, net	(141)	-	(882)	-	(1,023)
Net cash (used in) provided by investing activities	7,433	-	7,614	(763)	14,284
Cash flows from financing activities:
Issuance of long-term debt	3,247	-	3,440	-	6,687
Repayments of long-term debt	(14,468)	(477)	(1,215)	-	(16,160)
Intercompany loans - net	110	(280)	(445)	615	-
Purchase of common stock	(4,902)	-	-	-	(4,902)
Cash dividends paid to shareholders	(712)	(5,358)	(14,085)	19,443	(712)
Other, net	(28)	-	(4,821)	148	(4,701)
Net cash (used in) provided by financing activities	(16,753)	(6,115)	(17,126)	20,206	(19,788)
Effect of exchange rate changes on cash	-	-	(74)	-	(74)
Change in cash	(4)	40	(607)	-	(571)
Cash at beginning of year	30	51	2,160	-	2,241
Change in cash of businesses held for sale	-	-	88	-	88
Cash at end of year	$26	$91	$1,641	$-	$1,758

AIG | 2016 Form 10-K                          297

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

AIG | 2016 Form 10-K                            298

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Cash (paid) received during the year ended December 31, 2016 for:
Interest:
Third party	$(975)	$(52)	$(304)	$-	$(1,331)
Intercompany	2	-	(2)	-	-
Taxes:
Income tax authorities	$(15)	$-	$(478)	$-	$(493)
Intercompany	479	-	(479)	-	-
Cash (paid) received during the year ended December 31, 2015 for:
Interest:
Third party	$(1,030)	$(59)	$(279)	$-	$(1,368)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(11)	$-	$(500)	$-	$(511)
Intercompany	829	-	(829)	-	-
Cash (paid) received during the year ended December 31, 2014 for:
Interest:
Third party*	$(1,624)	$(87)	$(1,656)	$-	$(3,367)
Intercompany	5	(7)	2	-	-
Taxes:
Income tax authorities	$(18)	$-	$(719)	$-	$(737)
Intercompany	1,172	-	(1,172)	-	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Years Ended December 31,
(in millions)	2016	2015	2014
Intercompany non-cash financing and investing activities:
Capital contributions	$3,245	$494	$2,457
Dividends received in the form of securities	5,234	2,326	3,088
Return of capital*	-	-	4,836
Fixed maturity securities received in exchange for equity securities	440	-	-
Non-cash financing/investing activities:
Non-cash consideration received from sale of shares of AerCap	-	500	-
Non-cash consideration received from sale of UGC	1,101	-	-

*   Includes $4.8 billion return of capital from AIG Capital Corporation related to the sale of ILFC.

AIG | 2016 Form 10-K                          299

ITEM 8 |  Notes to Consolidated Financial Statements |  26. Subsequent Events

26. Subsequent Events

Dividends Declared and Share Repurchase Authorization

On February 14, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2017 to shareholders of record on March 15, 2017.

On February 14, 2017, our Board of Directors  authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $3.5 billion, resulting in an aggregate remaining authorization on such date of approximately $4.7 billion.

reinsurance agreement

On January 20, 2017, we announced that we have entered into an adverse development reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc., under which we ceded to NICO 80 percent of reserve risk above an attachment point on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of net paid losses on subject business on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion. We will account for this transaction as retroactive reinsurance. The consideration for this agreement is $9.8 billion plus interest at 4 percent per annum from January 1, 2016 to date of payment, which was paid in full as of February 17, 2017. The consideration paid to NICO will be placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire Hathaway Inc. has provided a parental guarantee to secure NICO’s obligations under the agreement.

AIG | 2016 Form 10-K                            300

Part II

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2016. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

AIG management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO.  The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | 2016 Form 10-K                          301

Part III

ITEM 10 | Directors, Executive Officers and Corporate Governance

All information required by Items 10, 11, 12, 13 and 14 of this Form 10-K will be included in a Form 10-K/A that will be filed with the SEC not later than 120 days after the end of AIG’s fiscal year.

ITEM 11 | Executive Compensation

See Item 10 herein.

ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10 herein.

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence

See Item 10 herein.

ITEM 14 | Principal Accounting Fees and Services

See Item 10 herein.

Part IV

ITEM 15 | Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules. See accompanying Index to Financial Statements.

(b) Exhibits. See accompanying Exhibit Index.

ITEM 16 | Form 10-K Summary

None.

AIG | 2016 Form 10-K                            302

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd of February, 2017.

                                                                                                                AMERICAN INTERNATIONAL GROUP, INC.

                                                                                                                By                        /s/ PETER D. HANCOCK

                                                                                                                        (Peter D. Hancock, President and Chief Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Hancock and Siddhartha Sankaran, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd of February, 2017.

SIGNATURE	TITLE
/s/ PETER D. HANCOCK	President, Chief Executive Officer and Director (Principal Executive Officer)
(Peter D. Hancock)
/s/ SIDDHARTHA SANKARAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Siddhartha Sankaran)
/s/ ELIAS F. HABAYEB	Senior Vice President – Deputy Chief Financial Officer and Group Controller (Principal Accounting Officer)
(Elias F. Habayeb)
/s/ W. DON CORNWELL	Director
(W. Don Cornwell)
/s/ PETER R. FISHER	Director
(Peter R. Fisher)
/s/ JOHN H. FITZPATRICK	Director
(John H. Fitzpatrick)
/s/ WILLIAM G. JURGENSEN	Director
(William G. Jurgensen)
/s/ CHRISTOPHER S. LYNCH	Director
(Christopher S. Lynch)

AIG | 2016 Form 10-K                          303

/s/ SAMUEL J. MERKSAMER	Director
(Samuel J. Merksamer)
/s/ GEORGE L. MILES, JR.	Director
(George L. Miles, Jr.)
/s/ HENRY S. MILLER	Director
(Henry S. Miller)
/s/ ROBERT S. MILLER	Director
(Robert S. Miller)
/s/ LINDA A. MILLS	Director
(Linda A. Mills)
/s/ SUZANNE NORA JOHNSON	Director
(Suzanne Nora Johnson)
/s/ JOHN A. PAULSON	Director
(John A. Paulson)
/s/ RONALD A. RITTENMEYER	Director
(Ronald A. Rittenmeyer)
/s/ DOUGLAS M. STEENLAND	Director
(Douglas M. Steenland)
/s/ THERESA M. STONE	Director
(Theresa M. Stone)

AIG | 2016 Form 10-K                            304

Exhibit Index

Exhibit Number	Description	Location
2	Plan of acquisition, reorganization, arrangement, liquidation or succession

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

	(1) Credit Agreement, dated as of September 22, 2008, between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(2) Warrant Agreement (including Form of Warrant), dated as of January 6, 2011, between AIG and Wells Fargo Bank, N.A., as Warrant Agent	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8‑K filed with the SEC on January 7, 2011 (File No. 1‑8787).
	(3) Tax Asset Protection Plan, dated as of March 9, 2011, between AIG and Wells Fargo Bank, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 9, 2011 (File No. 1-8787).
	(4) Amendment No. 1, dated as of January 8, 2014, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 8, 2014 (File No. 1-8787).
	(5) Amendment No. 2, dated as of December 14, 2016, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 14, 2016 (File No. 1-8787).
9	Voting Trust Agreement	None.
10	Material contracts
	(1) AIG Amended and Restated 1999 Stock Option Plan*	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(2) Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan*	Incorporated by reference to Exhibit 10(a) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(3) AIG Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(4) AIG Supplemental Incentive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(5) AIG Director Stock Plan*	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(6) Amended and Restated American General Supplemental Thrift Plan (December 31, 1998)*	Incorporated by reference to Exhibit 10.15 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(7) AIG Amended and Restated Executive Severance Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(8) Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.*	Incorporated by reference to Exhibit 10(6) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(9) Final Judgment and Consent with the Securities and Exchange Commission, including the related complaint, dated February 9, 2006	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(10) Agreement between the Attorney General of the State of New York and AIG and its Subsidiaries, dated January 18, 2006	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(11) AIG Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.62 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(12) AIG Form of Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.A to AIG’s Registration Statement on Form S-8 (File No. 333-148148).
	(13) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by reference to Exhibit 10.69 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(14) Memorandum of Understanding, dated November 25, 2009, between AIG, Maurice R. Greenberg, Howard I. Smith, C.V. Starr and Star International Company, Inc.	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(15) Master Investment and Credit Agreement, dated as of November 25, 2008, among Maiden Lane III LLC, the Federal Reserve Bank of New York, AIG and the Bank of New York Mellon	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 2, 2008 (File No. 1-8787).
	(16) Asset Purchase Agreement, dated as of December 12, 2008, among the Sellers party thereto, AIF Securities Lending Corp., AIG, Maiden Lane II LLC and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 15, 2008 (File No. 1-8787).
	(17) AIG Credit Facility Trust Agreement, dated as of January 16, 2009, among the Federal Reserve Bank of New York and Jill M. Considine, Chester B. Feldberg and Douglas L. Foshee, as Trustees	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 23, 2009 (File No. 1-8787).

(18) Third Amended and Restated Credit Agreement, dated as of November 5, 2015, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Several L/C Agent party thereto

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 5, 2015 (File No. 1-8787).

(19) Amendment Letter to the Third Amended and Restated Credit Agreement, effective as of July 15, 2016, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Several L/C Agent party thereto

Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on July 15, 2016 (File No. 1-8787).
	(20) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to AIG’s Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
	(21) AIG Amended Form of 2010 Stock Incentive Plan DSU Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).
	(22) Release and Restrictive Covenant Agreement between AIG and Peter Hancock*	Incorporated by reference to Exhibit 99.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(23) Non-Competition and Non-Solicitation Agreement between AIG and Peter Hancock, dated February 8, 2010*	Incorporated by reference to Exhibit 99.4 to AIG’s Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(24) Letter Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(25) Non-Solicitation and Non-Disclosure Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(26) Introductory Bonus Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(27) Letter Agreement, dated August 27, 2014, between AIG and Philip Fasano*	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).
	(28) Non-Solicitation and Non-Disclosure Agreement, dated August 29, 2014, between AIG and Philip Fasano*	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).
	(29) Executive Officer Form of Release and Restrictive Covenant Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).
	(30) AIG Non-Qualified Retirement Income Plan (as amended)*	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-8787).
	(31) AIG Supplemental Executive Retirement Plan (as amended)*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-8787).
	(32) American General Corporation Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-7981).
	(33) Amendment Number One to the American General Corporation Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.73 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
	(34) Amendment Number Two to the American General Corporation’ Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.74 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).

(35) Master Transaction Agreement, dated as of April 19, 2011, by and among American Home Assurance Company, Chartis Casualty Company (f/k/a American International South Insurance Company), Chartis Property Casualty Company (f/k/a AIG Casualty Company), Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company, The Insurance Company of the State of Pennsylvania, Chartis Select Insurance Company (f/k/a AIG Excess Liability Insurance Company Ltd.), Chartis Specialty Insurance Company (f/k/a American International Specialty Lines Insurance Company), Landmark Insurance Company, Lexington Insurance Company, AIU Insurance Company, American International Reinsurance Company, Ltd. and American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and Chartis Overseas Limited acting as members of the Chartis Overseas Association as respects business written or assumed by or from affiliated companies of Chartis Inc. (collectively, the Reinsureds), Eaglestone Reinsurance Company and National Indemnity Company

Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(36) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, between American International Group, Inc. and AGC Life Insurance Company	Incorporated by reference to Exhibit 10.58 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-8787).
	(37) AIG 2013 Long-Term Incentive Plan (as amended)*	Incorporated by reference to Exhibit 10.35 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-8787).
	(38) Form of 2013 Long-Term Incentive Plan Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(39) Form of 2015 Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(40) AIG Clawback Policy*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(41) AIG 2013 Short-Term Incentive Plan*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).
	(42) Form of 2013 Short-Term Incentive Plan Award Letter*	Incorporated by reference to Exhibit 10.5 of AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(43) AIG Annual Short-Term Incentive Plan (as amended)*	Filed herewith.
	(44) AIG 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
	(45) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated March 29, 2016 (File No. 1-8787).
	(46) AIG 2012 Executive Severance Plan (as amended)*	Incorporated by reference to Exhibit 10.1 of AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-8787).

(47) Revolving Credit Agreement, dated as of December 16, 2013 by and among AIG, AerCap Ireland Capital Limited, AerCap Holdings N.V., AerCap Ireland Limited and certain subsidiaries of AerCap Holdings N.V., as guarantors

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 16, 2013 (File No. 1-8787).
	(48) Nomination Agreement, dated February 11, 2016, by and among High River Limited Partnership, Icahn Partners Master Fund LP, Icahn Partners LP, Carl C. Icahn and American International Group, Inc.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 1-8787).
	(49) Nomination Agreement, dated February 11, 2016, by and among Paulson & Co. Inc., John A. Paulson and American International Group, Inc.	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 1-8787).
	(50) Stock Purchase Agreement dated as of August 15, 2016 between American International Group, Inc. and Arch Capital Group Ltd.	Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on August 16, 2016 (File No. 1-8787).
	(51) First Amendment to Stock Purchase Agreement, dated as of December 29, 2016, American International Group, Inc. and Arch Capital Group Ltd.	Filed herewith.
	(52) Form of AIG 2013 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Filed herewith.

(53) Aggregate Excess of Loss Reinsurance Agreement, dated January 20, 2017, by and between AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, AIU Insurance Company, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company Of The State Of Pennsylvania and National Indemnity Company (portions of this exhibit have been redacted pursuant to a request for confidential treatment).

Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).

(54) Trust Agreement, dated January 20, 2017, by and among National Union Fire Insurance Company of Pittsburgh, Pa., National Indemnity Company, and Wells Fargo Bank, National Association (portions of this exhibit have been redacted pursuant to a request for confidential treatment).

Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
	(55) Parental Guarantee Agreement, dated January 20, 2017, by Berkshire Hathaway Inc. in favor of National Union Fire Insurance Company of Pittsburgh, Pa.	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
11	Statement re: Computation of Per Share Earnings	Included in Note 19 to Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
99.02	Securities Registered pursuant to Section 12(b) of the Act	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three years ended December 31, 2016, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2016, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2016 and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith.

AIG | 2016 Form 10-K                          305

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

AIG | 2016 Form 10-K                            310

Summary of Investments — Other than Investments in Related Parties

			Schedule I

			Amount at
At December 31, 2016			which shown in
(in millions)	Cost(a)	Fair Value	the Balance Sheet
Fixed maturities:
U.S. government and government sponsored entities	$4,809	$4,932	$4,932
Obligations of states, municipalities and political subdivisions	24,026	24,772	24,772
Non-U.S. governments	14,068	14,585	14,585
Public utilities	17,094	18,018	18,018
All other corporate debt securities	111,326	115,934	115,934
Mortgage-backed, asset-backed and collateralized	74,916	77,294	77,294
Total fixed maturity securities	246,239	255,535	255,535
Equity securities and mutual funds:
Common stock:
Public utilities	3	4	4
Banks, trust and insurance companies	900	1,108	1,108
Industrial, miscellaneous and all other	245	394	394
Total common stock	1,148	1,506	1,506
Preferred stock	748	752	752
Mutual funds	283	302	302
Total equity securities and mutual funds	2,179	2,560	2,560
Mortgage and other loans receivable, net of allowance	33,240	33,747	33,240
Other invested assets	24,349	24,073	24,538
Short-term investments, at cost (approximates fair value)	12,302	12,302	12,302
Derivative assets(b)	1,809	1,809	1,809
Total investments	$320,118	$330,026	$329,984

(a)  Original cost of equity securities and fixed maturities is reduced by other-than-temporary impairment charges, and, as to fixed maturity securities, reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

(b)  The balance is reported in Other Assets.

AIG | 2016 Form 10-K                          311

Condensed Financial Information of Registrant

Balance Sheets — Parent Company Only

	Schedule II

December 31,
(in millions)	2016	2015
Assets:
Short-term investments	$4,424	$4,042
Other investments	7,154	7,425
Total investments	11,578	11,467
Cash	2	34
Loans to subsidiaries*	34,692	35,927
Due from affiliates - net*	3,460	1,967
Intercompany tax receivable*	5,129	3,234
Deferred income taxes	15,169	17,564
Investments in consolidated subsidiaries*	42,582	51,151
Other assets	341	534
Total assets	$112,953	$121,878
Liabilities:
Due to affiliate*	$6,083	$4,059
Intercompany tax payable*	4,152	3,916
Deferred tax liabilities	-	9
Notes and bonds payable	19,432	17,047
Junior subordinated debt	843	1,327
MIP notes payable	1,099	1,372
Series AIGFP matched notes and bonds payable	31	31
Loans from subsidiaries*	577	574
Other liabilities (includes intercompany derivative liabilities of $419 in 2016 and $144 in 2015)	4,436	3,885
Total liabilities	36,653	32,220
AIG Shareholders’ equity:
Common stock	4,766	4,766
Treasury stock	(41,471)	(30,098)
Additional paid-in capital	81,064	81,510
Retained earnings	28,711	30,943
Accumulated other comprehensive income	3,230	2,537
Total AIG shareholders’ equity	76,300	89,658
Total liabilities and equity	$112,953	$121,878

*    Eliminated in consolidation.

See Accompanying Notes to Condensed Financial Information of Registrant.

AIG | 2016 Form 10-K                            312

Condensed Financial Information of Registrant (Continued)
Statements of Income — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2016	2015	2014
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(8,633)	$(2,929)	$(5,573)
Dividend income from consolidated subsidiaries(a)	7,364	6,883	15,023
Interest income	411	342	305
Net realized capital gains (losses)	2	(587)	8
Other income	103	333	1,345
Expenses:
Interest expense	988	1,049	1,507
Net loss on extinguishment of debt	77	703	2,248
Net (gain) loss on sale of divested businesses(b)	(690)	11	(42)
Other expenses	985	1,167	1,588
Income (loss) from continuing operations before income tax expense (benefit)	(2,113)	1,112	5,807
Income tax benefit	(1,301)	(1,086)	(1,735)
Net income (loss)	(812)	2,198	7,542
Loss from discontinued operations	(37)	(2)	(13)
Net income (loss) attributable to AIG Parent Company	$(849)	$2,196	$7,529
(a) Eliminated in consolidation.
(b) Primarily includes pre-tax gain of $697 million on the sale of United Guaranty Corporation (UGC) on December 31,2016
See Accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Comprehensive Income — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2016	2015	2014
Net income	$(849)	$2,196	$7,529
Other comprehensive income	693	(8,080)	4,257
Total comprehensive income attributable to AIG	$(156)	$(5,884)	$11,786

See accompanying Notes to Condensed Financial Information of Registrant

AIG | 2016 Form 10-K                          313

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2016	2015	2014
Net cash provided by operating activities	$2,112	$4,443	$9,316
Cash flows from investing activities:
Sales and maturities of investments	5,598	7,609	2,996
Sales of divested businesses	2,160	-	-
Purchase of investments	(1,002)	(1,881)	(1,051)
Net change in restricted cash	-	-	(501)
Net change in short-term investments	(789)	2,300	5,792
Contributions to subsidiaries - net	1,637	565	(148)
Mortgage and other loan receivables - originations and purchases	(85)	-	-
Payments received on mortgages and other loan receivables	171	158	40
Loans to subsidiaries - net	1,525	(83)	446
Other, net	(56)	(175)	(141)
Net cash provided by investing activities	9,159	8,493	7,433
Cash flows from financing activities:
Issuance of long-term debt	3,831	5,540	3,247
Repayment of long-term debt	(1,996)	(6,504)	(14,468)
Cash dividends paid	(1,372)	(1,028)	(712)
Loans from subsidiaries - net	3	(201)	110
Purchase of Common Stock	(11,460)	(10,691)	(4,902)
Other, net	(309)	(44)	(28)
Net cash used in financing activities	(11,303)	(12,928)	(16,753)
Change in cash	(32)	8	(4)
Cash at beginning of year	34	26	30
Cash at end of year	$2	$34	$26

Supplementary disclosure of cash flow information:
	Years Ended December 31,
(in millions)	2016	2015	2014
Cash (paid) received during the period for:
Interest:
Third party	$(975)	$(1,030)	$(1,624)
Intercompany	2	-	5
Taxes:
Income tax authorities	(15)	(11)	(18)
Intercompany	479	829	1,172
Intercompany non-cash financing and investing activities:
Capital contributions	3,245	494	2,457
Return of capital*	-	-	4,836
Dividends received in the form of securities	5,234	2,326	3,088
Fixed maturity securities received in exchange for equity securities	440	-	-
Non-cash financing/investing activities
Non-cash consideration received from sale of shares of AerCap	-	500	-
Non-cash consideration received from sale of UGC	1,101	-	-
See Accompanying Notes to Condensed Financial Information of Registrant.
* Includes $4.8 billion return of capital from AIG Capital Corporation related to the sale of ILFC.

AIG | 2016 Form 10-K                            314

Notes to Condensed Financial Information of Registrant

American International Group, Inc.’s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016 (Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 23, 2017.

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

Income taxes in the accompanying Condensed Balance Sheets are composed of the Registrant’s current and deferred tax assets, the consolidated group’s current income tax receivable and deferred taxes related to tax attribute carryforwards of AIG’s U.S. consolidated income tax group. See Note 23 to the Consolidated Financial Statements for additional information.

The consolidated U.S. deferred tax asset for net operating loss, capital loss and tax credit carryforwards are recorded by the Parent Company, which files the consolidated U.S. Federal income tax return, and are not allocated to its subsidiaries. Generally, as, and if, the consolidated net operating losses and other tax attribute carryforwards are utilized, the intercompany tax balance will be settled with the subsidiaries.

AIG | 2016 Form 10-K                          315

Supplementary Insurance Information

						Schedule III

At December 31, 2016 and 2015

				Liability
				for Unpaid
				Losses and
				Loss
			Deferred	Adjustment		Policy
			Policy	Expenses,		and
			Acquisition	Future Policy	Unearned	Contract
Segment (in millions)			Costs	Benefits	Premiums	Claims
2016
Property Casualty Insurance Companies			$2,563	$71,812	$19,348	$-
Life Insurance Companies			8,466	41,384	-	836
Other(a)			13	6,085	286	11
			$11,042	$119,281	$19,634	$847
2015
Property Casualty Insurance Companies			$2,631	$69,213	$20,961	$-
Life Insurance Companies			8,467	42,893	-	851
Other(a)			17	6,421	357	11
			$11,115	$118,527	$21,318	$862

For the years ended December 31, 2016, 2015 and 2014

			Losses	Amortization
	Premiums		and Loss	of Deferred
	and	Net	Expenses	Policy	Other	Net
	Policy	Investment	Incurred,	Acquisition	Operating	Premiums
Segment (in millions)	Fees	Income	Benefits	Costs	Expenses	Written(b)
2016
Commercial Insurance	$18,100	$3,268	$18,828	$2,049	$3,226	$16,928
Consumer Insurance	15,426	7,345	12,063	2,681	5,456	11,465
Other Operations(a)	2,783	539	1,900	(317)	-	819
Legacy Operations	816	2,913	3,351	108	-	21
	$37,125	$14,065	$36,142	$4,521	$8,682	$29,233
2015
Commercial Insurance	$19,715	$3,421	$16,660	$2,349	$3,562	$20,616
Consumer Insurance	15,070	7,356	11,967	2,762	6,872	11,583
Other Operations(a)	3,455	348	2,845	23	-	668
Legacy Operations	1,170	2,928	3,604	102	-	199
	$39,410	$14,053	$35,076	$5,236	$10,434	$33,066
2014
Commercial Insurance	$20,407	$4,255	$14,226	$2,497	$3,692	$20,773
Consumer Insurance	15,791	7,924	12,055	2,655	6,797	12,408
Other Operations(a)	2,457	655	2,299	97	-	1,032
Legacy Operations	1,214	3,245	3,469	81	-	243
	$39,869	$16,079	$32,049	$5,330	$10,489	$34,456

(a)  Includes consolidation and elimination entries.

(b)  Balances reflect the segment changes discussed in Note 3 – Segment Information to the Consolidated Financial Statements.

AIG | 2016 Form 10-K                            316

Reinsurance

					Schedule IV

At December 31, 2016, 2015 and 2014 and for the years then ended

					Percent of
		Ceded to	Assumed		Amount
	Gross	Other	from Other		Assumed
(in millions)	Amount	Companies	Companies	Net Amount	to Net
2016
Long-duration insurance in force	$1,025,653	$174,363	$339	$851,629	-%
Premiums:
Property Casualty Insurance Companies	$33,970	$7,561	$2,824	$29,233	9.7%
Life Insurance Companies	4,609	789	123	3,943	3.1
Other	-	-	-	-	-
Total	$38,579	$8,350	$2,947	$33,176	8.9%
2015
Long-duration insurance in force	$1,051,571	$177,025	$372	$874,918	-%
Premiums:
Property Casualty Insurance Companies	$37,698	$7,604	$2,972	$33,066	9.0%
Life Insurance Companies	5,233	756	7	4,484	0.2
Other	-	-	-	-	-
Total	$42,931	$8,360	$2,979	$37,550	7.9%
2014
Long-duration insurance in force	$1,033,281	$180,178	$410	$853,513	-%
Premiums:
Property Casualty Insurance Companies	$39,375	$8,318	$3,399	$34,456	9.9%
Life Insurance Companies	4,050	661	20	3,409	0.6
Other	-	-	-	-	-
Total	$43,425	$8,979	$3,419	$37,865	9.0%

AIG | 2016 Form 10-K                          317

Valuation and Qualifying Accounts

						Schedule V

For the years ended December 31, 2016, 2015 and 2014

		Additions		Reclassified
	Balance,	Charged to		to Assets of
	Beginning	Costs and		Businesses	Divested	Other	Balance,
(in millions)	of year	Expenses	Charge Offs	Held for Sale	Businesses	Changes*	End of year
2016
Allowance for mortgage and
other loans receivable	$308	$(7)	$(15)	$-	$-	$11	$297
Allowance for premiums and
insurances balances receivable	333	26	(88)	(2)	(7)	-	262
Allowance for reinsurance assets	272	(23)	(34)	(8)	-	-	207
Federal and foreign valuation
allowance for deferred tax assets	3,012	83	-	-	-	(264)	2,831
2015
Allowance for mortgage and
other loans receivable	$271	$58	$(29)	$-	$3	$5	$308
Allowance for premiums and
insurances balances receivable	431	35	(120)	-	-	(13)	333
Allowance for reinsurance assets	258	90	(67)	-	-	(9)	272
Federal and foreign valuation
allowance for deferred tax assets	1,739	110	-	-	-	1,163	3,012
2014
Allowance for mortgage and
other loans receivable	$312	$(8)	$(68)	$-	$1	$34	$271
Allowance for premiums and
insurances balances receivable	560	35	(99)	-	-	(65)	431
Allowance for reinsurance assets	276	4	(3)	-	-	(19)	258
Federal and foreign valuation
allowance for deferred tax assets	3,596	(181)	-	-	-	(1,676)	1,739

*    Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

AIG | 2016 Form 10-K                            318